Form 10-Q
period 2013-03-31
GROUP 1 AUTOMOTIVE INC
filed 2013-05-10
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes  ☐    No  ☑
As of May 7, 2013, the registrant had 24,357,178 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,729	$4,650
Contracts-in-transit and vehicle receivables, net	190,879	204,396
Accounts and notes receivable, net	131,662	111,228
Inventories, net	1,353,120	1,194,288
Deferred income taxes	19,967	19,750
Prepaid expenses and other current assets	25,698	31,869
Total current assets	1,739,055	1,566,181
PROPERTY AND EQUIPMENT, net	699,940	667,768
GOODWILL	681,082	582,384
INTANGIBLE FRANCHISE RIGHTS	285,063	196,058
OTHER ASSETS	20,820	10,624
Total assets	$3,425,960	$3,023,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility	$1,001,054	$968,959
Offset account related to floorplan notes payable - credit facility	(59,245)	(112,261)
Floorplan notes payable - manufacturer affiliates	291,919	211,965
Current maturities of long-term debt and short-term financing	37,209	31,358
Accounts payable	255,336	167,439
Accrued expenses	136,914	128,118
Total current liabilities	1,663,187	1,395,578
LONG-TERM DEBT, net of current maturities	549,739	555,016
DEFERRED INCOME TAXES	135,379	94,130
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	40,379	43,089
OTHER LIABILITIES	44,440	42,413
COMMITMENTS AND CONTINGENCIES (NOTE 11)
TEMPORARY EQUITY - Redeemable equity portion of the 3.00% Convertible Senior Notes	31,679	32,505
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,938 and 25,836 issued, respectively	259	258
Additional paid-in capital	363,511	332,836
Retained earnings	696,366	677,864
Accumulated other comprehensive loss	(38,819)	(33,057)
Treasury stock, at cost; 1,572 and 3,110 shares, respectively	(60,160)	(117,617)
Total stockholders’ equity	961,157	860,284
Total liabilities and stockholders’ equity	$3,425,960	$3,023,015

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,110,235	$912,595
Used vehicle retail sales	471,399	414,974
Used vehicle wholesale sales	74,551	66,857
Parts and service sales	237,510	213,101
Finance, insurance and other, net	70,137	57,218
Total revenues	1,963,832	1,664,745
COST OF SALES:
New vehicle retail sales	1,047,599	859,775
Used vehicle retail sales	431,123	378,577
Used vehicle wholesale sales	72,129	64,153
Parts and service sales	112,492	101,816
Total cost of sales	1,663,343	1,404,321
GROSS PROFIT	300,489	260,424
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	233,433	199,112
DEPRECIATION AND AMORTIZATION EXPENSE	8,413	7,236
ASSET IMPAIRMENTS	—	101
INCOME FROM OPERATIONS	58,643	53,975
OTHER EXPENSE:
Floorplan interest expense	(9,364)	(7,619)
Other interest expense, net	(9,242)	(9,040)
Other expense, net	(789)	—
INCOME BEFORE INCOME TAXES	39,248	37,316
PROVISION FOR INCOME TAXES	(17,130)	(14,199)
NET INCOME	$22,118	$23,117
BASIC EARNINGS PER SHARE	$0.95	$1.01
Weighted average common shares outstanding	22,282	21,629
DILUTED EARNINGS PER SHARE	$0.88	$0.97
Weighted average common shares outstanding	24,113	22,532
CASH DIVIDENDS PER COMMON SHARE	$0.15	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
	(Unaudited, in thousands)
NET INCOME	$22,118	$23,117
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,456)	1,394
Unrealized gain on marketable securities, net of tax benefit of $0 and $2, respectively	—	3
Net unrealized gain on interest rate swaps:
Unrealized loss arising during the period, net of tax benefit of $8 and $293, respectively	(14)	(488)
Reclassification adjustment for loss included in interest expense, net of tax provision of $1,025 and $1,134, respectively	1,708	1,891
Net unrealized gain on interest rate swaps, net of tax	1,694	1,403
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(5,762)	2,800
COMPREHENSIVE INCOME	$16,356	$25,917

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
	(Unaudited, in thousands)
BALANCE, December 31, 2012	25,836	$258	$332,836	$677,864	$(33,057)	$(117,617)	$860,284
Net income	—	—	—	22,118	—	—	22,118
Other comprehensive (loss), net	—	—	—	—	(5,762)	—	(5,762)
Treasury Stock used in Acquisition	—	—	28,827	—	—	54,731	83,558
3.00% Convertible Notes reclassification from temporary equity	—	—	826	—	—	—	826
Net Issuance of treasury shares to employee stock compensation plans	102	1	(3,118)	—	—	2,726	(391)
Stock-based compensation	—	—	3,391	—	—	—	3,391
Tax effect from stock-based compensation plans	—	—	749	—	—	—	749
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(3,616)	—	—	(3,616)
BALANCE, March 31, 2013	25,938	$259	$363,511	$696,366	$(38,819)	$(60,160)	$961,157

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,118	$23,117
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,413	7,236
Deferred income taxes	9,127	3,063
Asset impairments	—	101
Stock-based compensation	3,403	2,894
Amortization of debt discount and issue costs	3,386	3,170
Gain on disposition of assets	(578)	(8)
Tax effect from stock-based compensation	(749)	(491)
Other	804	420
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	53,266	7,838
Accounts and notes receivable	1,838	7,139
Inventories	(84,053)	(84,600)
Contracts-in-transit and vehicle receivables	14,065	18,046
Prepaid expenses and other assets	1,764	4,452
Floorplan notes payable - manufacturer affiliates	29,043	(1,654)
Deferred revenues	79	(173)
Net cash provided by (used in) operating activities	61,926	(9,450)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(58,272)	(55,323)
Proceeds from disposition of franchises, property and equipment	17,523	139
Purchases of property and equipment, including real estate	(19,971)	(17,617)
Other	452	292
Net cash used in investing activities	(60,268)	(72,509)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - Floorplan Line	1,545,263	1,357,442
Repayments on credit facility - Floorplan Line	(1,460,150)	(1,277,202)
Borrowings on mortgage facility	—	4,000
Principal payments on mortgage facility	(6,563)	(533)
Borrowings of other long-term debt	—	36
Principal payments of long-term debt related to real estate loans	(3,277)	(2,302)
Borrowings of short-term and long-term debt related to real estate	6,009	9,600
Principal payments of other long-term debt	(66,415)	(840)
Issuance of common stock to benefit plans	(392)	620
Tax effect from stock-based compensation	749	491
Dividends paid	(3,627)	(3,180)
Net cash provided by (used in) financing activities	11,597	88,132
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(176)	248
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,079	6,421
CASH AND CASH EQUIVALENTS, beginning of period	4,650	14,895
CASH AND CASH EQUIVALENTS, end of period	$17,729	$21,316
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable and accrued expenses	$4,386	$847

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, through its regions, is a leading operator in the automotive retailing industry with operations in 15 states in the United States of America (“U.S.”), 13 towns in the United Kingdom (“U.K.”) and two states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the “Company” in these Notes to Consolidated Financial Statements. The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.
As of March 31, 2013, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (45 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), and (b) the West (66 dealerships in California, Kansas, Oklahoma, and Texas). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. The Company’s 14 dealerships in the U.K. and 18 dealerships in Brazil are also managed locally with direct reporting responsibilities to the Company’s corporate management team.
Basis of Presentation
The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying unaudited condensed Consolidated Financial Statements. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).
All business acquisitions completed during the periods presented have been accounted for using the purchase method of accounting, and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on estimates of fair value. All intercompany balances and transactions have been eliminated in consolidation.
Business Segment Information
The Company, through its regions, conducts business in the automotive retailing industry. All of the segments sell new and used cars and light trucks, arrange related vehicle financing, service and insurance contracts, provide automotive maintenance and repair services and sell vehicle parts. Effective with the acquisition of UAB Motors Particpações S.A. (“UAB Motors”) on February 28, 2013, the Company added a fourth geographic region: the Brazil region to its existing East and West Regions in the U.S. and the U.K. Region. Also, in conjunction with the acquisition of UAB Motors and associated changes in how the Company's chief operating decision maker is evaluating performance and allocating resources, the Company determined that each region continues to represent an operating segment. As part of this determination, the Company, as it has historically, concluded that the East and West Regions of the U.S. are economically similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments and, therefore, the Company aggregates these two regions into one reportable segment. As such, the Company's three reportable segments are the United States (U.S.), which includes the activities of the Company's corporate office, the United Kingdom (U.K.) and Brazil.
Variable Interest Entity
During the three months ended March 31, 2013, the Company entered into arrangements to provide a fixed-interest-rate working capital loan and various administrative services to a related-party entity that owns and operates retail automotive dealerships for a variable fee, both of which constitute variable interests in the entity. The Company's exposure to loss as a result of its involvement in the entity includes the balance outstanding under the loan arrangement. The Company holds no equity ownership interest in the entity, but has determined that the entity meets the criteria of a variable interest entity ("VIE"). The terms of the loan and services agreements provide the Company with the rights to control the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb potentially significant losses of the VIE

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and the right to receive potentially significant benefits from the VIE. Accordingly, the Company qualifies as the VIE's primary beneficiary and consolidated 100% of the assets and liabilities of the VIE as of March 31, 2013 and 100% of the results of operations of the VIE beginning on the effective date of the variable interests arrangements to March 31, 2013. The floorplan notes payable liability of the VIE is securitized by the new and used vehicle inventory of the VIE, as well as the associated receivable balances from the sale of such inventory to the extent necessary. The preliminary carrying amounts and classification of assets and liabilities (for which creditors do not have recourse to the general credit of the Company) include amounts from the Company's purchase price allocations. As discussed in Note 2, "Acquisitions and Dispositions" the allocations are based on estimates and assumptions that are subject to change within the purchase price allocation period. The assets and liabilities included in the Company's consolidated statements of financial position for the consolidated VIE are as follows (in thousands):

March 31, 2013
Current Assets	$25,564
Non-current Assets	80,665
Total Assets	$106,229
Current Liabilities	$19,304
Non-current Liabilities	29,432
Total Liabilities	$48,736
Recent Accounting Pronouncements
In December 2011, the FASB issued ASU 2011-10, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-10”). This update requires additional disclosures related to offsetting either in accordance with U.S. generally accepted accounting principles (“GAAP”) or master netting arrangements. ASU 2011-10 was effective for reporting periods beginning after January 1, 2013. The Company's adoption of ASU 2011-10 as of March 31, 2013 did not impact its current disclosures. In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). This update gives an entity the option to first assess qualitative factors to determine whether it is more likely than not (likelihood more than 50%) that the fair value of the indefinite-lived intangible assets is impaired as a basis for determining whether it is necessary to revalue the fair value of the impaired assets. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial position or results of operations.
In February 2013, the FASB issued ASU No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company was required to apply the amendments as of January 1, 2013. There was no material impact on the Company's consolidated financial statements.
2. ACQUISITIONS AND DISPOSITIONS
During the first three months ended March 31, 2013, the Company purchased all of the outstanding stock of UAB Motors Particpações S.A. ("UAB Motors"). At the time of acquisition, UAB Motors consisted of 18 dealerships and 22 franchises in Brazil as well as five collision centers. As discussed in Note 1, "Interim Financial Information," in connection with this acquisition, the Company entered into arrangements that are variable interests in a VIE. The Company qualifies as the primary beneficiary of the VIE. The consolidation of the VIE into the financial statements of the Company was accounted for as a business combination. Also during the three months ended March 31, 2013, the Company acquired certain assets of four dealerships in the U.K. In conjunction with the acquisitions, the Company incurred $6.5 million of costs, primarily related to professional services associated with the transactions. The Company included these costs in SG&A on the Consolidated Statement of Operations for the three months ended March 31, 2013.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate consideration paid for these acquisitions totaled $141.8 million, including $58.3 million of cash and 1.45 million shares of the Company's common stock. The Company also assumed debt in conjunction with the acquisitions, of which $65.1 million was contemporaneously extinguished. In conjunction with the extinguishment, the Company recognized a loss of $0.8 million that is included in Other expense, net on the Consolidated Statement of Operations for the three months ended March 31, 2013. The purchase price has been allocated as set forth below based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The allocation of the purchase price is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). The goodwill was assigned to the U.K. and Brazil reportable segments in the amounts of $1.5 million and $101.1 million, respectively.

As of Acquisition Date
(In thousands)
Current Assets	$32,185
Inventory	86,848
Property and equipment	24,864
Goodwill & Intangible Franchise Rights	192,731
Other assets	9,944
Total Assets	$346,572
Current Liabilities	$105,875
Deferred Income Taxes	30,227
Long-term Debt	68,639
Total Liabilities	$204,741
The intangible franchise rights are expected to continue for an indefinite period, therefore these rights are not amortized. These intangible assets will be evaluated on an annual basis in accordance with ASC 350. Goodwill represents the excess of consideration paid compared to net assets received in the acquisition. The goodwill relative to the Brazil reportable segment is not currently deductible for tax purposes.
From the acquisition date to March 31, 2013, the amounts of revenue and net income for the dealerships acquired included in our Consolidated Statement of Operations for the three months ended March 31, 2013, were not material. Our supplemental pro forma revenue and net income had the acquisition date been January 1, 2012, are as follows:

	Three months ended March 31,
Supplemental Pro forma:	2013	2012
	(In thousands)
Revenue	$2,082,114	$1,899,255
Net income	$28,303	$24,150
The supplemental pro forma revenue and net income are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 2012.
During the three months ended March 31, 2013, the Company sold one dealership in California.
During the three months ended March 31, 2012, the Company acquired one dealership in each of the following states: South Carolina, Texas and Kansas. Consideration paid for these dealerships totaled $55.3 million.
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
As of March 31, 2013, the Company held interest rate swaps in effect of $450.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.6%. The Company records the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense.For the three months ended March 31, 2013 and 2012, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.4 million and $2.8 million, respectively. Total floorplan interest expense was $9.4 million and $7.6 million for the three months ended March 31, 2013 and 2012, respectively.
In addition to the $450.0 million of swaps in effect as of March 31, 2013, the Company held 10 additional interest rate swaps with forward start dates between December 2014 and December 2016 and expiration dates between December 2017 and December 2019. As of March 31, 2013, the aggregate notional value of these 10 forward-starting swaps was $525.0 million, and the weighted average interest rate was 2.7%. The combination of the interest rate swaps currently in effect and these forward-starting swaps is structured such that the notional value in effect at any given time through December 2019 does not exceed $600.0 million which, is less than the Company's expectation for variable rate debt outstanding during such period.
As of March 31, 2013 and December 31, 2012, the Company reflected liabilities from interest rate risk management activities of $40.4 million and $43.1 million, respectively, in its Consolidated Balance Sheets. Included in Accumulated Other Comprehensive Loss at March 31, 2013 and 2012 were accumulated unrealized losses, net of income taxes, totaling $25.2 million and $19.9 million, respectively, related to these interest rate swaps.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2013, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for either the three months ended March 31, 2013 or 2012, respectively. The following table presents the impact during the current and comparative prior year period for the Company's derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Gain (Loss), Net of Tax, Recognized in OCI
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	2013	2012
	(In thousands)
Interest rate swap contracts	$(14)	$(488)

	Amount of Loss Reclassified from OCI into Statements of Operations
Location of Loss Reclassified from OCI into	Three Months Ended March 31,
Statements of Operations	2013	2012
	(In thousands)
Floorplan interest expense	$(2,420)	$(2,762)
Other interest expense	$(313)	$(263)
The amount expected to be reclassified out of other comprehensive loss into earnings (through floorplan interest expense or other interest expense) in the next twelve months is $10.5 million.
4. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended ("the Incentive Plan"), as well as to employees pursuant to its Employee Stock Purchase Plan (the "Purchase Plan"), as amended.
2007 Long Term Incentive Plan
The Incentive Plan provides for the issuance up to 7.5 million of shares, for grants to non-employee directors, officers and other employees of the Company and its subsidiaries of: (a) options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), the exercise price of which may not be less than the fair market value of the common stock on the date of the grant; and (b) stock appreciation rights, restricted stock, performance awards, and bonus stock, each granted at the market price of the Company’s common stock at the date of grant. The Incentive Plan expires on March 8, 2017. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of March 31, 2013, there were 841,304 shares available for issuance under the Incentive Plan.
In 2005, the Company began granting to non-employee directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, restricted stock units pursuant to the Incentive Plan. In 2006, the Company began granting to certain employees, at no cost to the recipient, performance awards pursuant to the Incentive Plan. Restricted stock awards qualify as participating securities as each contain non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 5, “Earnings Per Share,” for further details. Restricted stock awards are considered outstanding at the date of grant but are subject to vesting periods ranging from six months to five years. Vested restricted stock units, which are not considered outstanding at the grant date, will settle in shares of common stock upon the termination of the grantees’ employment or directorship. In the event an employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is calculated based on the market price of the Company’s common stock at the date of grant and recognized over the requisite service period. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of these awards as of March 31, 2013, along with the changes during the three months then ended follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	1,023,350	$38.19
Granted	202,336	57.69
Vested	(92,700)	36.44
Forfeited	(7,600)	34.04
Nonvested at March 31, 2013	1,125,386	$41.87
Employee Stock Purchase Plan
In 1997, the Company adopted the Purchase Plan. The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of March 31, 2013, there were 694,732 shares available for issuance under the Purchase Plan. During the three months ended March 31, 2013 and 2012, the Company issued 29,528 and 27,163 shares, respectively, of common stock to employees participating in the Purchase Plan.
The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $13.67 and $12.96 during the three months ended March 31, 2013 and 2012, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $3.4 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively. Cash received from option exercises and Purchase Plan purchases was $1.5 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively. The tax benefit realized for the tax deductions from options exercised and vesting of restricted shares, which increased additional paid in capital, totaled $0.7 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively. The Company issues new shares or treasury shares, if available, when options are exercised or restricted stock vests. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the calculation of EPS for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	22,282	21,629
Dilutive effect of contingently convertible notes and warrants	1,825	892
Dilutive effect of stock options, net of assumed repurchase of treasury stock	—	5
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	6	6
Weighted average dilutive common shares outstanding	24,113	22,532
Basic:
Net Income	$22,118	$23,117
Less: Earnings allocated to participating securities	992	1,206
Earnings available to basic common shares	$21,126	$21,911
Basic earnings per common share	$0.95	$1.01
Diluted:
Net Income	$22,118	$23,117
Less: Earnings allocated to participating securities	930	1,165
Earnings available to diluted common shares	$21,188	$21,952
Diluted earnings per common share	$0.88	$0.97
The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was immaterial for the three months ended March 31, 2013 and 2012.
As discussed in Note 9, “Long-Term Debt” below, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes (as defined in Note 9) and the 2.25% Warrants sold in connection with the 2.25% Notes (“2.25% Warrants”) in its diluted common shares outstanding for the diluted earnings calculation. Although the ten-year call options that the Company purchased on its common stock in connection with the issuance of the 2.25% Notes (“2.25% Purchased Options”) have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. The average adjusted closing price of the Company's common stock for the three months ended March 31, 2013 was more than the conversion price in effect at the end of the period. Therefore, the dilutive effect of the 2.25% Notes was included in the computation of diluted EPS for such period. Since the average price of the Company’s common stock for the three months ended March 31, 2012 was less than the conversion price in effect at the end of the respective periods, no net shares were included in the computation of diluted EPS for such period, as the impact would have been anti-dilutive. Refer to Note 9, "Long-Term Debt" for a description of the change to the conversion price, which occurred during the three months ended March 31, 2013 as a result of the Company’s decision to pay a cash dividend in excess of $0.14.
In addition, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes (as defined in Note 9, "Long-Term Debt" ) and the 3.00% Warrants sold in connection with the 3.00% Notes (“3.00% Warrants”). Although the ten-year call options that the Company purchased on its common stock in connection with the issuance of the 3.00% Notes (“3.00% Purchased Options”) have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company’s common stock for the three months ended March 31, 2013 and 2012 was more than the conversion price in effect at the end of the respective periods, the dilutive effect of the 3.00% Notes and 3.00% Warrants was included in the computation of diluted earnings per share for such periods. Refer to Note 9, "Long-Term Debt" for a description of the change to the conversion price, which occurred during the three months ended March 31, 2013 as a result of the Company’s decision to pay a cash dividend, as well as the change in the convertibility of the 3.00% Notes as of March 31, 2013.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The effective income tax rate of 43.7% of pretax income for the three months ended March 31, 2013 differed from the federal statutory rate of 35.0% due primarily to taxes provided for the taxable state and foreign jurisdictions in which the Company operates and the effect of certain non-deductible business acquisition related expenses.
As of March 31, 2013 and December 31, 2012, the Company had no unrecognized tax benefits with respect to uncertain tax positions and did not incur any interest and penalties nor did it accrue any interest for the three months ended March 31, 2013. When applicable, consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Taxable years 2008 and subsequent remain open for examination by the Company’s major taxing jurisdictions.
7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following:

	March 31, 2013	December 31, 2012
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$63,522	$64,039
Parts and service receivables	32,617	17,879
Finance and insurance receivables	16,388	16,060
Other	21,560	14,895
Total accounts and notes receivable	134,087	112,873
Less allowance for doubtful accounts	2,425	1,645
Accounts and notes receivable, net	$131,662	$111,228
Inventories consisted of the following:

	March 31, 2013	December 31, 2012
	(unaudited)
	(In thousands)
New vehicles	$1,005,259	$895,484
Used vehicles	219,047	184,775
Rental vehicles	75,885	68,014
Parts, accessories and other	58,255	50,370
Lower of cost or market reserves	(5,326)	(4,355)
Inventories, net	$1,353,120	$1,194,288
New and used vehicles are valued at the lower of specific cost or market and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost or market determined on either a first-in, first-out basis or on an average cost basis.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment consisted of the following:

	Estimated Useful Lives in Years	March 31, 2013	December 31, 2012
	(unaudited)
		(Dollars in thousands)
Land	—	$235,845	$232,944
Buildings	30 to 40	345,909	331,526
Leasehold improvements	varies	114,812	97,651
Machinery and equipment	7 to 20	75,107	69,630
Furniture and fixtures	3 to 10	71,133	61,627
Company vehicles	3 to 5	8,971	9,239
Construction in progress	—	26,324	28,188
Total		878,101	830,805
Less accumulated depreciation		178,161	163,037
Property and equipment, net		$699,940	$667,768
During the three months ended March 31, 2013, the Company incurred $15.6 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities. In addition, the Company purchased real estate during the three months ended March 31, 2013 associated with existing dealership operations totaling $2.7 million. And, in conjunction with the Company’s acquisition of 22 separate dealerships and five collision centers during the three months ended March 31, 2013, the Company acquired $24.9 million of real estate and other property and equipment.
8. CREDIT FACILITIES
In the U.S., the Company has a $1.35 billion revolving syndicated credit arrangement with 22 financial institutions including five manufacturer-affiliated finance companies (“Revolving Credit Facility”). The Company also has a $200.0 million floorplan financing arrangement with Ford Motor Credit Company (“FMCC Facility”) for financing of Ford new vehicles in the U.S. and with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. In the U.K., the Company has financing arrangements with BMW Financial Services, Volkswagen Finance and FMCC for financing of its new and used vehicles. In Brazil, the Company has financing arrangements for new, used, and rental vehicles with several manufacturer affiliated financial institutions. Within the Company's Consolidated Balance Sheets, Floorplan Notes Payable - Credit Facility reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan Notes Payable - Manufacturer Affiliates reflects amounts payable for the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of rental vehicles in the U.S., as well as the financing of new, used, and rental vehicles in both the U.K. and Brazil. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities.
Revolving Credit Facility
The Revolving Credit Facility expires on June 1, 2016 and consists of two tranches: $1.1 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”) and $250.0 million for working capital, including acquisitions (“Acquisition Line”). Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.1 billion for the Floorplan Line and maximum of $250.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.6 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the one-month LIBOR plus 150 basis points for new vehicle inventory and the one-month LIBOR plus 175 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on the Company’s leverage ratio. The Floorplan Line also requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $4.8 million of related unamortized costs as of March 31, 2013 that are being amortized over the term of the facility.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

After considering outstanding balances of $941.8 million at March 31, 2013, the Company had $158.2 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $158.2 million available borrowings under the Floorplan Line was $59.2 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% as of March 31, 2013 and December 31, 2012 excluding the impact of the Company’s interest rate swaps. Amounts borrowed by the Company under the Floorplan Line of the Revolving Credit Facility for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. With regards to the Acquisition Line, no borrowings were outstanding as of March 31, 2013 or December 31, 2012. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants. After considering $29.3 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $220.7 million of available borrowing capacity under the Acquisition Line as of March 31, 2013.
All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments can not exceed the sum of $100.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income of the Company for the period beginning on January 1, 2011 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2011 and ending on the date of determination (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of March 31, 2013, the Restricted Payment Basket totaled $124.2 million. As of March 31, 2013, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory, including affiliated brands. This arrangement provides for $200.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of March 31, 2013 the Company had an outstanding balance of $151.5 million under the FMCC Facility with an available floorplan borrowing capacity of $48.5 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 3.50%. As of March 31, 2013, the interest rate on the FMCC Facility was 5.00% before considering the applicable incentives.
Other Credit Facilities
The Company has credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.13% to 3.95% as of March 31, 2013.
The Company has credit facilities with institutions affiliated with the manufacturers for the financing of new, used and rental vehicle inventories related to its Brazil operations. These facilities have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at the base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of March 31, 2013, the interest rates charged on borrowings outstanding under these facilities ranged from 11.22% to 16.76%.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of March 31, 2013, the interest rate charged on borrowings related to the Company’s rental vehicle fleet varied up to 5.00%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
2.25% Convertible Senior Notes	$154,299	$152,363
3.00% Convertible Senior Notes	81,578	80,706
Mortgage Facility	50,113	56,677
Other Real Estate Related and Long-Term Debt	244,689	249,710
Capital lease obligations related to real estate, maturing in varying amounts through November 2032 with a weighted average interest rate of 9.2%	42,072	38,232
	572,751	577,688
Less current maturities of mortgage facility and other long-term debt	23,012	22,672
	$549,739	$555,016
Included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 was $14.2 million and $8.7 million, respectively, of short-term financing that is due within one year.
Fair Value of Long-Term Debt
The Company’s outstanding 2.25% Convertible Senior Notes (“2.25% Notes”) had a fair value of $211.9 million and $214.6 million as of March 31, 2013 and December 31, 2012, respectively. The Company’s outstanding 3.00% Convertible Senior Notes (“3.00% Notes”) had a fair value of $198.2 million and $203.5 million as of March 31, 2013 and December 31, 2012, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2013 and December 31, 2012. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
2.25% Convertible Senior Notes
As of March 31, 2013 and December 31, 2012, the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Carrying amount of equity component	$65,270	$65,270
Allocated underwriter fees, net of taxes	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)
Total net equity component	$63,737	$63,737
Deferred income tax component	$10,162	$10,846
Principal amount of 2.25% Notes	$182,753	$182,753
Unamortized discount	(27,381)	(29,244)
Unamortized underwriter fees	(1,073)	(1,146)
Net carrying amount of liability component	$154,299	$152,363
Unamortized debt issuance cost	$43	$45

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three months ended March 31, 2013 and 2012, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Year-to-date contractual interest expense	$1,028	$1,028
Year-to-date discount amortization (1)	$1,826	$1,685
Effective interest rate of liability component	7.7%	7.7%

(1)    Represents the incremental impact of the accounting for convertible debt as primarily codified in ASC 470, Debt.
The Company determined the discount using the estimated effective interest rate for similar debt with no convertible features. The original effective interest rate of 7.50% was estimated by comparing debt issuances from companies with similar credit ratings during the same annual period as the Company. The effective interest rate differs due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount and are being amortized to interest expense through 2016. The effective interest rate may change in the future as a result of future repurchases of the 2.25% Notes. The Company utilized a ten years term for the assessment of the fair value of its 2.25% Notes.
The 2.25% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, including a quarterly cash dividend in excess of $0.14 per share, under the following circumstances: (a) during any calendar quarter (and only during such calendar quarter) beginning after September 30, 2006, if the closing price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $77.20 as of March 31, 2013); (b) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount for each day of the ten day trading period was less than 98% of the product of the last reported sale/bid price of the Company’s common stock and the conversion rate on that day; and (c) upon the occurrence of specified corporate transactions set forth in the 2.25% Notes Indenture. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 2.25% Notes Indenture. The if-converted value of the 2.25% Notes exceeded the principal amount of the 2.25% Notes by $1.1 million at March 31, 2013.
As of March 31, 2013, the conversion rate was 16.8386 shares of common stock per $1,000 principal amount of 2.25% Notes, with a conversion price of $59.39 per share, which was reduced during the first quarter of 2013 as the result of the Company’s decision to pay a cash dividend in excess of $0.14 per share. As of March 31, 2013, the exercise price of the 2.25% Warrants, which are related to the issuance of the 2.25% Notes, was reduced to $80.25 due to the Company’s decision to pay a cash dividend in excess of $0.14 per share during the first quarter of 2013. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in excess of $0.14 per share in the future, the conversion rate will be adjusted based on the formula defined in the 2.25% Notes Indenture.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.00% Convertible Senior Notes
As of March 31, 2013 and December 31, 2012, the carrying value of the 3.00% Notes, related discount and equity component consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Carrying amount of equity component (including temporary equity)	$25,359	$25,359
Allocated underwriter fees, net of taxes	(760)	(760)
Allocated debt issuance cost, net of taxes	(112)	(112)
Total net equity component	$24,487	$24,487
Deferred income tax component	$11,648	$11,844
Principal amount of 3.00% Notes	$115,000	$115,000
Unamortized discount	(31,679)	(32,505)
Unamortized underwriter fees	(1,743)	(1,789)
Net carrying amount of liability component	$81,578	$80,706
Unamortized debt issuance costs	$257	$264
For the three months ended March 31, 2013 and 2012, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Year-to-date contractual interest expense	$863	$863
Year-to-date discount amortization (1)	$785	$716
Effective interest rate of liability component	8.6%	8.6%
(1)Represents the incremental impact of the accounting for convertible debt as primarily codified in ASC 470, Debt.
The Company determined the discount using the estimated effective interest rate for similar debt with no convertible features. The original effective interest rate of 8.25% was estimated by receiving a range of quotes from the underwriters for the estimated rate that the Company could reasonably expect to issue non-convertible debt for the same tenure. The effective interest rate differs from the 3.00%, due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount and are being amortized to interest expense through 2020. The effective interest rate may change in the future as a result of future repurchases of the 3.00% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 3.00% Notes.
The 3.00% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, on the business day preceding September 15, 2019, under the following circumstances: (a) during any fiscal quarter (and only during such fiscal quarter) beginning after September 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $48.84 as of March 31, 2013) (“Stock Price Trigger”); (b) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount for each day of the ten day trading period was less than 98% of the product of the last reported sale/bid price of the Company’s common stock and the conversion rate on that day; and (c) upon the occurrence of specified corporate transactions set forth in the 3.00% Notes Indenture. Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 3.00% Notes Indenture.
As a result of the Stock Price Trigger on March 31, 2013, the 3.00% Notes are convertible at the option of the holders during the three months ending June 30, 2013. As such, the Company reclassified the redeemable equity portion of the 3.00% Notes to temporary equity from the additional paid-in capital component of permanent equity on the Consolidated Balance Sheet as of March 31, 2013. The debt portion of the 3.00% Notes continued to be classified as a long-term liability as of March 31, 2013, since the Company has the intent and ability to refinance any conversion of the 3.00% Notes with another long-term debt instrument. The combination of the debt portion and temporary equity portion represents the aggregate principal obligation of the 3.00% Notes redeemable at the option of the holders as of March 31, 2013. The if-converted value of the 3.00% Notes exceeded the principal amount of the 3.00% Notes by $67.9 million at March 31, 2013.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2013, the conversion rate was 26.6157 shares of common stock per $1,000 principal amount of 3.00% Notes, with a conversion price of $37.57 per share, which was reduced during the first quarter of 2013 as the result of the Company’s decision to pay a cash dividend. As of March 31, 2013, the exercise price of the 3.00% Warrants, which are related to the issuance of the 3.00% Notes, was reduced to $55.20 due to the Company’s decision to pay a cash dividend during the first quarter of 2013. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate is adjusted based on the formula defined in the 3.00% Notes Indenture.
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
Real Estate Credit Facility
The Company’s real estate credit facility with Bank of America, N.A. and Comerica Bank (“Mortgage Facility”) provides the right for up to $83.4 million of term loans, of which $60.7 million has been used as of March 31, 2013. The term loans can be expanded provided that (a) no default or event of default exists under the Mortgage Facility; (b) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. This facility is guaranteed by the Company and substantially all of the domestic subsidiaries of the Company and is secured by the real property owned by the Company that is mortgaged under the Mortgage Facility. The Company capitalized $0.9 million of debt issuance costs related to the Mortgage Facility that are being amortized over the term of the facility, $0.5 million of which were still unamortized as of March 31, 2013.
The interest rate is equal to (a) the per annum rate equal to one-month LIBOR plus 2.50% per annum, determined on the first day of each month; or (b) 1.45% per annum in excess of the higher of (i) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (ii) the Federal Funds Rate adjusted daily, plus 0.5% or (iii) the per annum rate equal to the one-month LIBOR plus 1.05% per annum. The Federal Funds Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.
The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and is required to repay the aggregate amount outstanding on the maturity dates of the individual property borrowings, ranging, from December 29, 2015 through February 27, 2017. For the three months ended March 31, 2013, the Company made no additional borrowings and made principal payments of $6.6 million on outstanding borrowings from the Mortgage Facility. As of March 31, 2013, borrowings outstanding under the amended and restated Mortgage Facility totaled $50.1 million, with $2.7 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
The Mortgage Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. In addition, the Mortgage Facility requires certain financial covenants that are identical to those contained in the Company’s Revolving Credit Facility. As of March 31, 2013, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Real Estate Related Debt
The Company has entered into separate term mortgage loans in the U.S. with four of its manufacturer-affiliated finance partners – Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”), FMCC and several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.67% and 9.00%, and at variable indexed rates plus a spread between 2.25% and 3.35% per annum. The Company capitalized $1.3 million of related debt issuance costs related to the Real Estate Notes that are being amortized over the terms of the notes, $0.9 million of which were still unamortized as of March 31, 2013.
The loan agreements with TMCC consist of seven term loans. As of March 31, 2013, $47.6 million was outstanding under the TMCC term loans, with $5.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. The maturity dates vary from three to seven years and provide for monthly payments based on a 20-year amortization schedule. These seven loans are cross-collateralized and cross-defaulted with each other and are cross-defaulted with the Revolving Credit Facility.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The loan agreements with MBFS consist of three term loans. As of March 31, 2013, $46.7 million was outstanding under the MBFS term loans, with $1.6 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. The agreements provide for monthly payments based on a 20-year amortization schedule and have a maturity date of five years. These three loans are cross-collateralized and cross-defaulted with each other and are also cross-defaulted with the Revolving Credit Facility.
The loan agreements with BMWFS consist of 14 term loans. As of March 31, 2013, $75.2 million was outstanding under the BMWFS term loans, with $4.1 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. The agreements provide for monthly payments based on a 15-year amortization schedule and have a maturity date of 7 years. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These 14 loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.
In addition, agreements with third-party financial institutions consist of 14 term loans for an aggregate principal amount of $63.0 million, to finance real estate associated with seven of the Company’s dealerships. These loans are inclusive of the Company's one term loan with FMCC with $5.5 million outstanding and $0.2 million classified as current. The loans are being repaid in monthly installments that began in July 1998 and will mature by November 2022. As of March 31, 2013, borrowings under these notes totaled $54.0 million, with $3.1 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. These 14 loans are cross-defaulted with the Revolving Credit Facility.
The Company has also entered into separate term mortgage loans in the U.K. with another third-party financial institution which are secured by the Company’s foreign subsidiary properties. These mortgage loans (collectively, “Foreign Notes”) are being repaid in monthly installments that began in March 2010 and mature August 2027. As of March 31, 2013, borrowings under the Foreign Notes totaled $16.8 million, with $2.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
10. FAIR VALUE MEASUREMENTS
Accounting Standards Codification (“ASC”) 820 defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; requires disclosure of the extent to which fair value is used to measure financial and non-financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date; establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:
•Level 1 — unadjusted, quoted prices for identical assets or liabilities in active markets;
•Level 2 — quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation; and
•Level 3 — unobservable inputs based upon the reporting entity’s internally developed assumptions that market participants would use in pricing the asset or liability.
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
The Company's derivative financial instruments are recorded at fair market value. See Note 3, "Derivative Instruments and Risk Management Activities" for further details regarding the Company's derivative financial instruments.
The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified investments in marketable securities, debt instruments, and interest rate derivative

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

financial instruments as having met such criteria. The respective fair values measured on a recurring basis as of March 31, 2013 and December 31, 2012, respectively, were as follows:

	As of March 31, 2013
	Level 1	Level 2	Total
	(In thousands)
Assets:
Debt securities:
Demand obligations	$—	$57	$57
Total	$—	$57	$57
Liabilities:
Interest rate derivative financial instruments	$—	$40,379	$40,379
Total	$—	$40,379	$40,379

	As of December 31, 2012
	Level 1	Level 2	Total
	(In thousands)
Assets:
Debt securities:
Demand obligations	$—	$616	$616
Total	$—	$616	$616
Liabilities:
Interest rate derivative financial instruments	$—	$43,089	$43,089
Total	$—	$43,089	$43,089
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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $6.4 million as of March 31, 2013. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company does not have any known material environmental commitments or contingencies and presently has no reason to believe that it or its subsidiaries will be called on to so perform.
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
12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts:

	Intangible Franchise Rights	Goodwill
	(In thousands)
BALANCE, December 31, 2012	$196,058	$582,384	(1)
Additions through acquisitions	91,301	102,039
Disposals	—	(262)
Impairments	—	—
Currency Translation	(2,296)	(3,046)
Tax adjustments	—	(33)
BALANCE, March 31, 2013	285,063	681,082	(1)
(1) Net of accumulated impairment of $40.3 million
The increase in the Company’s goodwill is primarily related to the goodwill associated with the purchase of franchises in the U.K. and Brazil.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31, 2013
	Accumulated foreign currency translation gain (loss)	Accumulated gain (loss) on marketable securities	Accumulated gain (loss) on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2012	(6,126)	—	(26,931)	(33,057)
Other comprehensive income before reclassifications:
Pre-tax	(7,456)	—	(22)	(7,478)
Tax effect	—	—	8	8
Amounts reclassified from accumulated other comprehensive income to:
Floorplan interest expense	—	—	2,420	2,420
Other interest expense	—	—	313	313
Tax effect	—	—	(1,025)	(1,025)
Net current period other comprehensive income	(7,456)	—	1,694	(5,762)
Balance, March 31, 2013	(13,582)	—	(25,237)	(38,819)

	Three months ended March 31, 2012
	Accumulated foreign currency translation gain (loss)	Accumulated gain (loss) on marketable securities	Accumulated gain (loss) on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2011	(7,969)	8	(21,275)	(29,236)
Other comprehensive income before reclassifications:
Pre-tax	1,394	3	(781)	616
Tax effect	—	—	293	293
Amounts reclassified from accumulated other comprehensive income to:
Floorplan interest expense	—	—	2,762	2,762
Other interest expense	—	—	263	263
Tax effect	—	—	(1,134)	(1,134)
Net current period other comprehensive income	1,394	3	1,403	2,800
Balance, March 31, 2012	(6,575)	11	(19,872)	(26,436)

14. Segment Information
As of March 31, 2013, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises that sell new vehicles, used vehicles, parts and automotive services, finance and insurance products, and collision centers. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segments and therefore the financial results are included within the U.S. reportable segment.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer. Reportable segment revenue, gross profit, SG&A, floorplan interest expense, depreciation and amortization,net income (loss), capital expenditures are as follows:

	Three months ended March 31, 2013
	U.S.	U.K.	Brazil	Total
	(In thousands)
Revenues	$1,721,787	$171,078	$70,967	$1,963,832
Gross profit	272,943	19,170	8,376	300,489
Selling, general and administrative expense	209,484	16,036	7,913	233,433
Floorplan interest expense	8,296	306	762	9,364
Other interest expense, net	9,041	213	(12)	9,242
Net income (loss)	21,465	1,516	(863)	22,118
Capital expenditures	15,520	85	—	15,605

	Three months ended March 31, 2012
	U.S.	U.K.	Brazil	Total
	(In thousands)
Revenues	$1,586,219	$78,526	$—	$1,664,745
Gross profit	250,917	9,507	—	260,424
Selling, general and administrative expense	191,578	7,534	—	199,112
Floorplan interest expense	7,482	137	—	7,619
Other interest expense, net	8,919	121	—	9,040
Net income (loss)	22,177	940	—	23,117
Capital expenditures	9,582	112	—	9,694
Reportable segment goodwill and intangible franchise rights and total assets by segment are as follows:

	As of March 31, 2013
	U.S.	U.K.	Brazil	Total
	(In thousands)
Goodwill and Intangible Franchise Rights	$752,070	$26,064	$188,011	$966,145
Total assets	2,871,069	216,819	338,072	3,425,960

	As of December 31, 2012
	U.S.	U.K.	Brazil	Total
	(In thousands)
Goodwill and Intangible Franchise Rights	$752,372	$26,070	$—	$778,442
Total assets	2,860,771	162,244	—	3,023,015

15. SUBSEQUENT EVENTS
On April 26 and 27, 2013, the Company sustained hail damage at several dealerships in Oklahoma City and in Houston damaging new and used vehicle inventory, as well as dealership facilities. While the Company is insured for losses suffered as a result, the associated insurance recoveries are subject to applicable deductibles. The pretax income charge, currently estimated in the range of $8.0 million to $10.0 million, will be recorded in selling, general and administrative expense on the Company's Consolidated Statement of Operations for the three and six month periods ending June 30, 2013.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information includes statements regarding our plans, goals or current expectations with respect to, among other things:
•our future operating performance;
•our ability to maintain or improve our margins;
•operating cash flows and availability of capital;
•the completion of future acquisitions;
•the future revenues of acquired dealerships;
•future stock repurchases and dividends;
•future capital expenditures;
•changes in sales volumes and availability of credit for customer financing in new and used vehicles and sales volumes in the parts and service markets;
•business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, customer demand, interest rates and changes in industry-wide inventory levels; and
•availability of financing for inventory, working capital, real estate and capital expenditures.
Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Our forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:
•depressed consumer confidence, raised unemployment and limited availability of consumer credit, may cause a marked decline in demand for new and used vehicles;
future deterioration in the economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;
•adverse domestic and international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;
•the existing and future regulatory environment, including legislation related to the Dodd-Frank Wall Street Reform and Consumer Protection Act, climate control changes legislation, and unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;
•a concentration of risk associated with our principal automobile manufacturers, especially Toyota, Nissan, Honda, BMW, Ford, Daimler, General Motors, Chrysler, and Volkswagen, because of financial distress, bankruptcy, natural disasters that disrupt production or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, insurance, advertising or other assistance to us;
•restructuring by one or more of our principal manufacturers, up to and including bankruptcy may cause us to suffer financial loss in the form of uncollectible receivables, devalued inventory or loss of franchises;
•requirements imposed on us by our manufacturers may require dispositions, limit our acquisitions or increases in the level of capital expenditures related to our dealership facilities;
•our existing and/or new dealership operations may not perform at expected levels or achieve expected improvements;
•our failure to achieve expected future cost savings or future costs may be higher than we expect;
•manufacturer quality issues may negatively impact vehicle sales and brand reputation;

•available capital resources, increases in cost of financing (such as higher interest rates)and our various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares or pay dividends;
•our ability to refinance or obtain financing in the future may be limited and the cost of financing could increase significantly;
•foreign exchange controls and currency fluctuations;
•new accounting standards could materially impact our reported earnings per share;
•our ability to acquire new dealerships and successfully integrate those dealerships into our business;
•the impairment of our goodwill, our indefinite-lived intangibles and our other long-lived assets;
•natural disasters and adverse weather events;
•our foreign operations and sales in the U.K. and Brazil, which pose additional risks;
•the inability to adjust our cost structure to offset any reduction in the demand for our products and services;
•our loss of key personnel;
•competition in our industry may impact our operations or our ability to complete additional acquisitions;
•the failure to achieve expected sales volumes from our new franchises;
•insurance costs could increase significantly and all of our losses may not be covered by insurance; and
•our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect.
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (a) Part II, “Item 1A. Risk Factors” in this Form 10-Q and (b) Part I, “Item 1A. Risk Factors” in our 2012 Form 10-K.
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
Overview
We are a leading operator in the automotive retail industry. Through our operating subsidiaries, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Effective with the acquisition of UAB Motors Particpações S.A. (“UAB Motors”) on February 28, 2013, we are aligned into four geographic regions: the East and West Regions in the United States, the United Kingdom Region, and the Brazil Region. Also, in conjunction with the acquisition of UAB Motors and associated changes in how our chief operating decision maker is evaluating performance and allocating resources, we reaffirmed that each region represents an operating segment. As part of this determination, we further concluded that the East and West Regions of the United States continue to be economically similar in that they deliver the same products and services to a common customer group, our customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments and, therefore we aggregate these two regions into one reportable segment. As such, our three reportable segments are the United States (U.S.), which includes the activities of our corporate office, the United Kingdom (U.K.) and Brazil.
As of March 31, 2013, we owned and operated 182 franchises, representing 35 brands of automobiles, at 143 dealership locations and 36 collision service centers worldwide. We own 141 franchises at 111 dealerships, and 27 collision center in the U.S., 19 franchises at 14 dealerships and four collision centers in the U.K. as well as 22 franchises at 18 dealerships and five collision service centers in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S., in thirteen towns in the U.K. and in key metropolitan markets in Sao Paulo and Parana in Brazil.
As of March 31, 2013, our U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (45 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), and (b) the West (66 dealerships in California, Kansas, Oklahoma, and Texas). Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Each region is also managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our 14 dealerships in the U.K. and 18 dealerships in Brazil are also managed locally with direct reporting responsibilities to our corporate management team.
Outlook
During the first three months of 2013, consumer demand for new and used vehicles in the U.S. showed improvement. According to industry experts, the March 2013 seasonally adjusted annual rate of sales in the U.S. (or “SAAR”) was 15.2 million units, compared to 14.1 million units in March 2012. We believe that the improving economic trends provide opportunities for us to improve our operating results as we: (a) expand our new and used vehicle unit sales and improve our sales efficiency; (b) continue to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; (c) invest capital where necessary to support our anticipated growth, particularly in our parts and service business; and (d) further leverage our revenue and gross profit growth through continued cost containment.
The U.K. economy represents the sixth largest economy in the world. The U.K. market is one market in Europe that has shown stability over the past two years. The latest industry estimates have new vehicle sales growing 3.0% in 2013, for a total industry outlook of 2.1 million new units.
The Brazilian economy represents the seventh largest and recently has been one of the fastest growing economies in the world. We believe the Brazilian government's recent decision to not implement the planned increases in Industrial Products taxes ("IPI") that were scheduled for April 1, 2013 and the freeze of current tax rates indefinitely is positive for the market. However, the Brazilian economy is facing many challenges and is not demonstrating significant growth at the moment.We expect industry sales in Brazil to range from flat to 3.5% growth in 2013, as forecasted by the Brazilian dealer association.
Our operations have, and we believe that our operations will continue to generate positive cash flow. As such, we are focused on maximizing the return that we generate from our invested capital and positioning our balance sheet to take advantage of investment opportunities as they arise. We continue to closely scrutinize all planned future capital spending and work closely with our original equipment manufacturer (“OEM”) partners in this area to make prudent investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that our 2013 capital spending will be less than $70.0 million.
We remain committed to our growth-by-acquisition strategy. We believe that significant opportunities exist to enhance our portfolio with dealerships that meet our stringent investment criteria in the U.S., U.K. and Brazil. During the first three months of 2013, we completed the acquisition of 22 dealerships in the U.K. and Brazil. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders.
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
We generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year in the U.S., in the first and third quarters in the U.K. and during the third and fourth quarters in Brazil. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. Other factors unrelated to seasonality, such as changes in economic condition, manufacturer incentive programs, or shifts in governmental taxes or inquiry may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income.
For the three months ended March 31, 2013, total revenues increased 18.0% from 2012 levels to $2.0 billion and gross profit improved 15.4% to $300.5 million. Operating income increased for the three months ended March 31, 2013 by 8.6%, from 2012 to $58.6 million. Income before income taxes increased to $39.2 million for the first quarter of 2013, which was a 5.2% improvement over the same period from the prior year. For the three months ended March 31, 2013 and 2012, we realized net income of $22.1 million and $23.1 million, respectively, and diluted income per share of $0.88 and $0.97, respectively. For the three months ended March 31, 2013, our net cash provided by operations was $61.9 million compared to net cash used by operations of $9.5 million in the same period in 2012. The net increase in cash was $13.1 million and $6.4 million for the three months ended March 31, 2013 and 2012, respectively.

Key Performance Indicators
Consolidated Statistical Data
The following table highlights certain of the key performance indicators we use to manage our business.

	Three Months Ended March 31,
	2013	2012
Unit Sales
Retail Sales
New Vehicle	33,096	27,930
Used Vehicle	23,238	20,749
Total Retail Sales	56,334	48,679
Wholesale Sales	11,335	9,994
Total Vehicle Sales	67,669	58,673
Gross Margin
New Vehicle Retail Sales	5.6%	5.8%
Total Used Vehicle Sales	7.8%	8.1%
Parts and Service Sales	52.6%	52.2%
Total Gross Margin	15.3%	15.6%
SG&A(1) as a % of Gross Profit	77.7%	76.5%
Operating Margin	3.0%	3.2%
Pretax Margin	2.0%	2.2%
Finance and Insurance Revenues per Retail Unit Sold	$1,245	$1,175
(1)Selling, general and administrative expenses.
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.
While total U.S. industry sales are still low relative to years before 2008, SAAR has risen from an average of 14.1 million units for the three months ended March 31, 2012 to 15.2 million units for the same period in 2013. Our new vehicle retail sales revenues increased 21.7% for the three months ended March 31, 2013 as compared to the same period in 2012. This growth primarily reflects an increase in new vehicle unit sales of 18.5%, reflecting stronger consumer confidence in the U.S., improved inventory levels, strong execution by our operating team as well as dealership acquisition activity. New vehicle retail gross margin declined 20 basis points to 5.6% for the three months ended March 31, 2013 as compared to the same period in 2012 as gross profit per retail unit sold remained relatively flat on increased average retail sales prices.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our used vehicle retail sales revenues increased 13.6% for the three months ended March 31, 2013 as compared to the same period in 2012. This growth primarily reflects an increase in the used vehicle retail unit sales of 12.0% as well as dealership activity for the first quarter of 2013 as compared to the same period in 2012. The improving economic environment that has benefited new vehicle sales also supported improved used vehicle demand. Used vehicle gross margins declined for the three months ended March 31, 2013, primarily as a result of a mix shift as the U.K. and Brazil segment contributed a larger portion of the total business.
Our parts and service sales increased 11.5% for the three months ended March 31, 2013, as compared to the same period in 2012, primarily driven by increases in all aspects of our business: customer-pay, collision, warranty, and wholesale parts. Our parts and service margins increased 40 basis points for the first quarter of 2013 as compared to the same period in 2012, primarily reflecting a mix shift away from our wholesale parts business and toward our relatively higher margin collision and warranty businesses.
Our consolidated finance and insurance income per retail unit sold increased by $70 for the first quarter of 2013 as compared to the same period in 2012, primarily driven by increases in income per contract in our major product offerings as well as penetration rates.

Our total gross margin declined 30 basis points to 15.3% for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to the shift in business mix towards the lower margin new and used vehicle businesses.
Our consolidated SG&A expenses increased as a percentage of gross profit by 120 basis points to 77.7% for the three months ended March 31, 2013 as compared to the same period in 2012. This increase was primarily due to business acquisition related costs incurred during the first quarter of 2013 as well as costs associated with certain catastrophic events that occurred in 2013.
The combination of all of these factors contributed to a 20 basis-point decrease in our operating margin to 3.0% for the three months ended March 31, 2013 as compared to the same period in 2012.
Our floorplan interest expense increased 22.9% for the three months ended March 31, 2013 as compared to the same period in 2012 primarily as a result of an increase in our floorplan borrowings from dealership acquisitions and improved inventory supply. Other interest expense increased 2.2% for the three months ended March 31, 2013 as compared to the same period in 2012 as a result of increased real estate borrowings primarily associated with dealership acquisitions. Our pretax margin for the three months ended March 31, 2013 decreased 20 basis points to 2.0% as compared to the same period in 2012.
We address these items further, and other variances between the periods presented, in the “Results of Operations” section below.
Critical Accounting Policies and Accounting Estimates
The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions.
We disclosed certain critical accounting policies and estimates in our 2012 Form 10-K, and no significant changes have occurred since that time.
Results of Operations
The following tables present comparative financial and non-financial data for the three months ended March 31, 2013 and 2012 of (a) our “Same Store” locations, (b) those locations acquired or disposed of during the periods (“Transactions”), and (c) the consolidated company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.

Total Same Store Data
The following table summarizes our combined Same Store results for the three months ended March 31, 2013, as compared to 2012:
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2013	% Change	2012
Revenues
New vehicle retail	$967,330	8.8%	$889,162
Used vehicle retail	420,466	3.8%	404,965
Used vehicle wholesale	62,157	(3.5)%	64,390
Parts and service	219,641	5.4%	208,427
Finance, insurance and other	65,464	16.7%	56,089
Total revenues	$1,735,058	6.9%	$1,623,033
Cost of Sales
New vehicle retail	$915,049	9.2%	$837,599
Used vehicle retail	384,175	4.0%	369,352
Used vehicle wholesale	59,982	(2.8)%	61,724
Parts and service	103,650	4.0%	99,631
Total cost of sales	$1,462,856	6.9%	$1,368,306
Gross profit	$272,202	6.9%	$254,727
SG&A	$209,510	8.3%	$193,495
Depreciation and amortization expenses	$7,688	7.5%	$7,151
Floorplan interest expense	$8,068	8.4%	$7,441
Gross Margin
New vehicle retail	5.4%		5.8%
Total used vehicle	8.0%		8.2%
Parts and service	52.8%		52.2%
Total gross margin	15.7%		15.7%
SG&A as a % of gross profit	77.0%		76.0%
Operating margin	3.2%		3.3%
Finance and insurance revenues per retail unit sold	$1,328	11.9%	$1,187
The discussion that follows provides explanation for the material variances noted above. In addition, each table presents, by primary statement of operations line item, comparative financial and non-financial data of our Same Store locations, Transactions and the consolidated company for the three months ended March 31, 2013 and 2012.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2013	% Change	2012
Retail Unit Sales
Same Stores
U.S.	27,423	5.8%	25,929
U.K.	1,212	5.7%	1,147
Total - Same Stores	28,635	5.8%	27,076
Transactions
U.S.	1,355		854
U.K.	1,615		—
Brazil	1,491		—
Total	33,096	18.5%	27,930
Retail Sales Revenues
Same Stores
U.S.	$926,017	9.0%	$849,555
U.K.	41,313	4.3%	39,607
Total - Same Stores	967,330	8.8%	889,162
Transactions
U.S.	36,616		23,433
U.K.	53,511		—
Brazil	52,778		—
Total	$1,110,235	21.7%	$912,595
Gross Profit
Same Stores
U.S.	$49,187	1.4%	$48,507
U.K.	3,094	1.2%	3,056
Total - Same Stores	52,281	1.4%	51,563
Transactions
U.S.	2,395		1,257
U.K.	3,538		—
Brazil	4,422		—
Total	$62,636	18.6%	$52,820
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,794	(4.1)%	$1,871
U.K.	$2,553	(4.2)%	$2,664
Total - Same Stores	$1,826	(4.1)%	$1,904
Transactions
U.S.	$1,768		$1,472
U.K.	$2,191		$—
Brazil	$2,966		$—
Total	$1,893	0.1%	$1,891

	Three Months Ended March 31,
	2013	% Change	2012
Gross Margin
Same Stores
U.S.	5.3%		5.7%
U.K.	7.5%		7.7%
Total - Same Stores	5.4%		5.8%
Transactions
U.S.	6.5%		5.4%
U.K.	6.6%		—
Brazil	8.4%		—
Total	5.6%		5.8%
Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail sales volume by manufacturer.

	Three Months Ended March 31,
	2013	% Change	2012
Toyota	8,946	4.3%	8,575
Honda	3,299	8.3%	3,047
BMW	3,257	8.1%	3,012
Nissan	3,233	5.1%	3,075
Ford	3,018	7.6%	2,806
General Motors	1,767	2.8%	1,719
Mercedes-Benz	1,496	13.2%	1,322
Chrysler	1,415	11.5%	1,269
Volkswagen	1,038	(5.6)%	1,099
Hyundai	747	2.9%	726
Other	419	(1.6)%	426
Total	28,635	5.8%	27,076
Coupled with the increase in overall industry sales, we believe the focus that we have placed on improving our dealership sales processes has contributed to increased Same Store new vehicle sales and profit. Our Total Same Store new vehicle retail sales revenues increased 8.8% for the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of increased U.S. new vehicle retail unit sales of 5.8%. The U.S. Same Store revenues for the three months ended March 31, 2013 improved 15.1% in our luxury brands as compared to the same period in 2012. The U.S. Same Store revenues also increased by 8.5% and 5.0% in our domestic and import categories, respectively. The mix shift effect contributed to an increase in our U.S. Same Store revenues per retail unit (“PRU”), which grew 3.1% to $33,768 during the first quarter of 2013 as compared to the same period in 2012. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Our Total Same Store new vehicle gross profit increased 1.4% for the three months ended March 31, 2013 as compared to the same period in 2012, as a result of the 5.8% increase in new vehicle retail unit sales. This was partially offset by a 4.1% decline in U.S. Same Store gross profit PRU to $1,794. As a result, both our Total and U.S. Same Store new vehicle gross margin for the three months ended March 31, 2013 declined 40 basis points from the same period in 2012. The decline is primarily explained by lower margins at our import brand dealership as inventory issues from a year ago have been resolved.
In effect as of March 31, 2013, we had interest rate swaps with an aggregate notional amount of $450.0 million, at a weighted average one-month LIBOR of 2.6%, effectively hedging a substantial portion of the variable component of our total floorplan interest expense and further mitigating the impact of interest rate fluctuations. We record the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense. Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of goods sold during the three months ended March 31, 2013 and 2012 was $8.2 million and $7.4 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 69.3% in the fourth quarter of 2010 to 115.9% in the third quarter of 2012 and was 87.3% for the first quarter of 2013. In the U.S., Manufacturer's interest assistance was 98.5% of floorplan interest expense in the first quarter of 2013.
We continue to aggressively manage our new vehicle inventory in response to the rapidly changing market conditions. We increased our new vehicle inventory levels by $109.8 million, or 12.3%, from $895.5 million as of December 31, 2012 to $1,005.3 million as of March 31, 2013, primarily in response to an improved selling environment. We increased our new vehicle inventory levels by $319.0 million, or 46.5%, from $686.3 million as of March 31, 2012, primarily in response to an improved selling environment and the inventory shortage of import vehicles in the three months ended March 31, 2012. Our consolidated days' supply of new vehicle inventory decreased to 62 days as of March 31, 2013 compared to 63 days as of December 31, 2012 and increased as compared to 54 days at March 31, 2012.
Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2013	% Change	2012
Retail Unit Sales
Same Stores
U.S.	19,743	2.1%	19,339
U.K.	927	8.5%	854
Total Same Stores	20,670	2.4%	20,193
Transactions
U.S.	1,373		556
U.K.	801		—
Brazil	394		—
Total	23,238	12.0%	20,749
Retail Sales Revenues
Same Stores
U.S.	$396,026	3.6%	$382,264
U.K.	24,440	7.7%	22,701
Total Same Stores	420,466	3.8%	404,965
Transactions
U.S.	22,313		10,009
U.K.	20,525		—
Brazil	8,095		—
Total	$471,399	13.6%	$414,974
Gross Profit
Same Stores
U.S.	$35,151	1.7%	$34,552
U.K.	1,140	7.4%	1,061
Total Same Stores	36,291	1.9%	35,613
Transactions
U.S.	2,468		784
U.K.	1,077		—
Brazil	440		—
Total	$40,276	10.7%	$36,397

	Three Months Ended March 31,
	2013	% Change	2012
Gross Profit per Unit Sold
Same Stores
U.S.	$1,780	(0.4)%	$1,787
U.K.	$1,230	(1.0)%	$1,242
Total Same Stores	$1,756	(0.5)%	$1,764
Transactions
U.S.	$1,798		$1,410
U.K.	$1,345		—
Brazil	$1,117		—
Total	$1,733	(1.2)%	$1,754
Gross Margin
Same Stores
U.S.	8.9%		9.0%
U.K.	4.7%		4.7%
Total Same Stores	8.6%		8.8%
Transactions
U.S.	11.1%		7.8%
U.K.	5.2%		—
Brazil	5.4%		—
Total	8.5%		8.8%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2013	% Change	2012
Wholesale Unit Sales
Same Stores
U.S.	8,993	1.9%	8,828
U.K.	760	10.1%	690
Total Same Stores	9,753	2.5%	9,518
Transactions
U.S.	664		476
U.K.	683		—
Brazil	235		—
Total	11,335	13.4%	9,994
Wholesale Sales Revenues
Same Stores
U.S.	$55,028	(3.4)%	$56,951
U.K.	7,129	(4.2)%	7,439
Total Same Stores	62,157	(3.5)%	64,390
Transactions
U.S.	2,641		2,467
U.K.	6,636		—
Brazil	3,117		—
Total	$74,551	11.5%	$66,857
Gross Profit
Same Stores
U.S.	$2,105	(17.9)%	$2,563
U.K.	70	(32.0)%	103
Total Same Stores	2,175	(18.4)%	2,666
Transactions
U.S.	21		38
U.K.	14		—
Brazil	212		—
Total	$2,422	(10.4)%	$2,704
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$234	(19.3)%	$290
U.K.	$92	(38.3)%	$149
Total Same Stores	$223	(20.4)%	$280
Transactions
U.S.	$32		$80
U.K.	$20		—
Brazil	$902		—
Total	$214	(21.0)%	$271

	Three Months Ended March 31,
	2013	% Change	2012
Gross Margin
Same Stores
U.S.	3.8%		4.5%
U.K.	1.0%		1.4%
Total Same Stores	3.5%		4.1%
Transactions
U.S.	0.8%		1.5%
U.K.	0.2%		—
Brazil	6.8%		—
Total	3.2%		4.0%
Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2013	% Change	2012
Used Vehicle Unit Sales
Same Stores
U.S.	28,736	2.0%	28,167
U.K.	1,687	9.3%	1,544
Total Same Stores	30,423	2.4%	29,711
Transactions
U.S.	2,037		1,032
U.K.	1,484		—
Brazil	629		—
Total	34,573	12.5%	30,743
Sales Revenues
Same Stores
U.S.	$451,054	2.7%	$439,215
U.K.	31,569	4.7%	30,140
Total Same Stores	482,623	2.8%	469,355
Transactions
U.S.	24,954		12,476
U.K.	27,161		—
Brazil	11,212		—
Total	$545,950	13.3%	$481,831
Gross Profit
Same Stores
U.S.	$37,256	0.4%	$37,115
U.K.	1,210	4.0%	1,164
Total Same Stores	38,466	0.5%	38,279
Transactions
U.S.	2,489		822
U.K.	1,091		—
Brazil	652		—
Total	$42,698	9.2%	$39,101

	Three Months Ended March 31,
	2013	% Change	2012
Gross Profit per Unit Sold
Same Stores
U.S.	$1,296	(1.7)%	$1,318
U.K.	$717	(4.9)%	$754
Total Same Stores	$1,264	(1.9)%	$1,288
Transactions
U.S.	$1,222		$797
U.K.	$735		—
Brazil	$1,037		—
Total	$1,235	(2.9)%	$1,272
Gross Margin
Same Stores
U.S.	8.3%		8.5%
U.K.	3.8%		3.9%
Total Same Stores	8.0%		8.2%
Transactions
U.S.	10.0%		6.6%
U.K.	4.0%		—
Brazil	5.8%		—
Total	7.8%		8.1%
In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory.
The improved U.S. economic conditions, uptick in U.S. consumer confidence, and a stronger new vehicle selling environment translated into an increase in total used vehicle demand. Coupled with our emphasis on improving our dealership sales processes, our total Same Store used vehicle retail revenues increased 3.8% for the three months ended March 31, 2013, as compared to the same period in 2012. This improvement reflects both an increase in total Same Store used vehicle unit sales and growth in our total average used vehicle retail selling price. Our U.S. Same Store average used vehicle retail selling price increased 1.5%, or $292, while our U.S. Same Store used vehicle retail units sold increased 2.1% for the three months ended March 31, 2013 as compared to the same period in 2012.
Our U.S. Same Store certified pre-owned vehicles ("CPO") volume decreased 3.1% to 5,616 units sold for the three months ended March 31, 2013 as compared to the same period of 2012. As a percentage of the U.S. Same Store used vehicle retail unit sales, CPO units declined 160 basis points to 28.4% for the first quarter of 2013, as compared to the same period in 2012.
In total, Same Store retail used vehicle gross profit improved 1.9% in the first quarter of 2013, while gross margin declined 20 basis points as compared to the same period in 2012. Our U.S. Same Store gross profit per used retail unit decreased by $7 for the three months ended March 31, 2013. As a result, our U.S. Same Store used retail vehicle margins declined 10 basis points to 8.9% as compared to the same period in 2012.
During the first three months of 2013, our U.S. Same Store wholesale used vehicle unit sales increased 1.9% as compared to the same period in 2012, while our U.K. Same Store wholesale used vehicle unit sales increased 10.1%, corresponding to the overall rise in new and used retail volume. However, total Same Store wholesale used vehicle revenues declined 3.5% for the three months ended March 31, 2013 as compared to the same period in 2012. Same Store wholesale used vehicle gross profit PRU decreased $57 to $223.
We increased our used vehicle inventory levels by $34.3 million, or 18.6%, from $184.8 million as of December 31, 2012 to $219.0 million as of March 31, 2013, primarily in response to an improved selling environment. We increased our used vehicle inventory levels by $45.4 million, or 26.2%, from $173.6 million as of March 31, 2012, primarily due to higher used vehicle sales due to a shortage of import new vehicles in 2012. Our supply of used vehicle inventory was 31 days at March 31, 2013, which was down from December 31, 2012 levels of 38 days and up from 28 days at March 31, 2012.

Parts and Service Data
(dollars in thousands)

	Three Months Ended March 31,
	2013	% Change	2012
Parts and Services Revenue
Same Stores
U.S.	$211,112	5.2%	200,711
U.K.	8,529	10.5%	$7,716
Total Same Stores	219,641	5.4%	208,427
Transactions
U.S.	5,242		$4,674
U.K.	6,242		—
Brazil	6,385		$—
Total	$237,510	11.5%	$213,101
Gross Profit
Same Stores
U.S.	$111,750	6.9%	$104,572
U.K.	4,241	0.4%	4,224
Total Same Stores	115,991	6.6%	108,796
Transactions
U.S.	3,074		2,489
U.K.	3,243		—
Brazil	2,710		—
Total	$125,018	12.3%	$111,285
Gross Margin
Same Stores
U.S.	52.9%		52.1%
U.K.	49.7%		54.7%
Total Same Stores	52.8%		52.2%
Transactions
U.S.	58.6%		53.3%
U.K.	52.0%		—
Brazil	42.4%		—
Total	52.6%		52.2%
Our total Same Store parts and service revenues increased 5.4% to $219.6 million for the three months ended March 31, 2013 as compared to the same period in 2012. Our U.S. Same Store parts and service revenues increased 5.2%, or $10.4 million, for the three months ended March 31, 2013 as compared to the same period in 2012, driven primarily by a 13.1% increase in collision revenue, a 7.8% increase in warranty revenues, a 2.5% increase in customer-pay parts and service sales, and a 4.4% increase in wholesale parts revenues when compared to the same period in 2012.
Our total Same Store gross profit increased 6.6%, or $7.2 million for the three months ended March 31, 2013 as compared to the same period in 2012. For the three months ended March 31, 2013, our U.S. Same Store parts and service margins increased 80 basis points as compared to the same period in 2012. The increase was primarily due to a higher value of internal work between the parts and service departments of our dealerships and the new and used vehicle departments, which was generated by improved new and used retail vehicle sales volumes. In addition, our customer-pay and warranty parts and service businesses in the U.S. improved margins in the first quarter of 2013 as compared to the same period in 2012.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2013	% Change	2012
Retail New and Used Unit Sales
Same Stores
U.S.	47,166	4.2%	45,268
U.K.	2,139	6.9%	2,001
Total Same Stores	49,305	4.3%	47,269
Transactions
U.S.	2,728		1,410
U.K.	2,416		—
Brazil	1,885		—
Total	56,334	15.7%	48,679
Retail Finance Fees
Same Stores
U.S.	$22,246	18.1%	$18,837
U.K.	775	13.8%	681
Total Same Stores	23,021	17.9%	19,518
Transactions
U.S.	965		451
U.K.	884		—
Brazil	217		—
Total	$25,087	25.6%	$19,969
Vehicle Service Contract Fees
Same Stores
U.S.	$26,157	11.9%	$23,367
U.K.	—		—
Total Same Stores	26,157	11.9%	23,367
Transactions
U.S.	892		395
U.K.	3		—
Brazil	—		—
Total	$27,052	13.8%	$23,762

	Three Months Ended March 31,
	2013	% Change	2012
Insurance and Other
Same Stores
U.S.	$15,954	24.4%	$12,822
U.K.	332	(13.1)%	382
Total Same Stores	16,286	23.3%	13,204
Transactions
U.S.	578		283
U.K.	759		—
Brazil	375		—
Total	$17,998	33.4%	$13,487
Total
Same Stores
U.S.	$64,357	17.0%	$55,026
U.K.	1,107	4.1%	1,063
Total Same Stores	65,464	16.7%	56,089
Transactions
U.S.	2,435		1,129
U.K.	1,646		—
Brazil	592		—
Total	$70,137	22.6%	$57,218
Finance and Insurance Revenues per Unit Sold
Same Stores
U.S.	$1,364	12.2%	$1,216
U.K.	$518	(2.4)%	$531
Total Same Stores	$1,328	11.9%	$1,187
Transactions
U.S.	$893		$801
U.K.	$681		—
Brazil	$314		—
Total	$1,245	6.0%	$1,175
Our focus on improving our finance and insurance business processes, coupled with improved retail vehicle sales volumes, continues to generate growth in our finance and insurance revenues. Our total Same Store Finance and Insurance revenues increased 16.7%, or $9.4 million, for the three months ended March 31, 2013 as compared to the same period in 2012. Improvement in the U.S. was primarily driven by an increase in income per contract from all of our major product offerings as well as improved penetration rates and a 4.2% increase in new and used retail units. Income per contract for our finance and vehicle service contracts offerings increased 11.4% and 5.0%, respectively for the three months ended March 31, 2013 as compared to the same period in 2012. Finance penetration rates increased 190 basis points in the U.S. for the three months ended March 31, 2013 as compared to the same period in 2012. These increases more than offset an increase in chargeback expense. As a result, our total Same Store revenues PRU improved 11.9% to $1,328, as compared to the same period in 2012.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended March 31,
	2013	% Change	2012
Personnel
Same Stores
U.S.	$123,311	5.2%	$117,201
U.K.	4,951	7.1%	4,623
Total Same Stores	128,262	5.3%	121,824
Transactions
U.S.	5,141		3,211
U.K.	4,513		—
Brazil	3,782		—
Total	$141,698	13.3%	$125,035
Advertising
Same Stores
U.S.	$11,450	(0.2)%	$11,473
U.K.	240	(0.4)%	241
Total Same Stores	11,690	(0.2)%	11,714
Transactions
U.S.	1,053		575
U.K.	187		—
Brazil	153		—
Total	$13,083	6.5%	$12,289
Rent and Facility Costs
Same Stores
U.S.	$22,132	5.8%	$20,917
U.K.	756	(8.0)%	822
Total Same Stores	22,888	5.3%	21,739
Transactions
U.S.	720		676
U.K.	1,243		—
Brazil	1,494		—
Total	$26,345	17.5%	$22,415
Other SG&A
Same Stores
U.S.	$44,722	23.0%	$36,370
U.K.	1,948	5.4%	1,848
Total Same Stores	46,670	22.1%	38,218
Transactions
U.S.	955		1,155
U.K.	2,198		—
Brazil	2,484		—
Total	$52,307	32.8%	$39,373

	Three Months Ended March 31,
	2013	% Change	2012
Total SG&A
Same Stores
U.S.	$201,615	8.4%	$185,961
U.K.	7,895	4.8%	7,534
Total Same Stores	209,510	8.3%	193,495
Transactions
U.S.	7,869		5,617
U.K.	8,141		—
Brazil	7,913		—
Total	$233,433	17.2%	$199,112
Total Gross Profit
Same Stores
U.S.	$262,549	7.1%	$245,220
U.K.	9,653	1.5%	9,507
Total Same Stores	272,202	6.9%	254,727
Transactions
U.S.	10,394		5,697
U.K.	9,517		—
Brazil	8,376		—
Total	$300,489	15.4%	$260,424
SG&A as a % of Gross Profit
Same Stores
U.S.	76.8%		75.8%
U.K.	81.8%		79.2%
Total Same Stores	77.0%		76.0%
Transactions
U.S.	75.7%		98.6%
U.K.	85.5%		—
Brazil	94.5%		—
Total	77.7%		76.5%

Employees	10,700		8,200
Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions.
Our total Same Store SG&A increased 8.3%, or $16.0 million, for the three months ended March 31, 2013, as compared to the same period in 2012. The increase was primarily attributable to costs associated with dealership acquisitions during the first quarter of 2013, as well as insurance deductible charges related to damages suffered in multiple catastrophic events in the first quarter of 2013. Personnel costs also increased, as they generally correlate with increased vehicle sales, but in this case gross profit exceeded the compensation increases. Our total Same Store rent and facility costs increased 5.3% to $22.9 million, while our U.S. Same Store rent and facility costs increased 5.8%, or $1.2 million, for the three months ended March 31, 2013 as compared with the same period in 2012. The increase was primarily due to insurance deductible charges associated with building damage from certain catastrophic events that occurred during the first three months of 2013. We plan to continue to strategically add dealership-related real estate to our portfolio. Our total Same Store other SG&A increased 22.1%, or $8.5 million, for the three months ended March 31, 2013 as compared to the same period in 2012. The increase was primarily due to $5.2 million of costs incurred from our corporate office for professional advisory services associated with the acquisition of a large privately owned company that operates dealerships in Brazil. For normal asset-type acquisitions, these advisory functions are handled internally, but given we were acquiring an entire company in a new foreign country, additional support and services were required to complete the transaction. In addition, U.S. Same Store other SG&A included $0.8 million of insurance deductible charges incurred during three months ended March 31, 2013 primarily related to vehicle damage from catastrophic events. We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers.

Despite a 6.9% increase in our total Same Store gross profit, our total Same Store SG&A increase outpaced our gross profit growth, primarily as a result of the costs associated with the dealership acquisitions and the catastrophic events explained above. As a result, total Same Store SG&A as a percentage of gross profit increased 100 basis points to 77.0% for the three months ended March 31, 2013 as compared to the same period in 2012.

Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended March 31,
	2013	% Change	2012
Same Stores
U.S.	$7,263	9.0%	$6,665
U.K.	425	(12.6)%	486
Total Same Stores	7,688	7.5%	7,151
Transactions
U.S.	305		85
U.K.	187		—
Brazil	233		—
Total	$8,413	16.3%	$7,236
Our total Same Store depreciation and amortization expense increased 7.5%, or $0.5 million, for the three months ended March 31, 2013 as compared to the same period in 2012, as we continue to strategically add dealership-related real estate to our portfolio and to make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our OEM partners to maximize the return on our investments.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended March 31,
	2013	% Change	2012
Same Stores
U.S.	$8,029	9.9%	$7,304
U.K.	39	(71.5)%	137
Total Same Stores	8,068	8.4%	7,441
Transactions
U.S.	267		178
U.K.	267		—
Brazil	762		—
Total	$9,364	22.9%	$7,619
Memo:
Manufacturer’s assistance	$8,173	10.2%	$7,414
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month LIBOR (or Prime rate in some cases) plus a spread. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of March 31, 2013, we had effective interest rate swaps with an aggregate notional amount of $450.0 million that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.6%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.

Our total Same Store floorplan interest expense increased 8.4% to $8.1 million for the three months ended March 31, 2013 as compared to the same period in 2012. The increase primarily reflects growth in our weighted average floorplan borrowings outstanding in the U.S. between the respective periods of $271.0 million.
Other Interest Expense, net
Other interest expense,net consists of interest charges primarily on our real estate related debt and our other long-term debt, partially offset by interest income. For the three months ended March 31, 2013, other interest expense increased $0.2 million, or 2.2%, to $9.2 million as compared to the same period in 2012.
Included in other interest expense, net for the three months ended March 31, 2013 and 2012 is non-cash, discount amortization expense of $2.6 million and $2.4 million, respectively, representing the impact of the accounting for convertible debt as required by ASC 470. Based on the level of 2.25% Convertible Senior Notes due 2036 (“2.25% Notes”) and 3.00% Convertible Senior Notes due 2020 (“3.00% Notes”) outstanding, we anticipate that the ongoing non-cash discount amortization expense related to the convertible debt instruments will average $13.2 million annually through the term of the 2.25% notes (mid-2016) and then will be an annual average of $4.6 million through the first quarter of 2020.
Provision for Income Taxes
Our provision for income taxes increased $2.9 million to $17.1 million for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to the increase of pretax book income. For the three months ended March 31, 2013, our effective tax rate increased to 43.7% from 38.1% from the same period in 2012. This increase was primarily due to the $2.3 million tax effect of non-deductible acquisition costs, as well as the mix of our pretax income from the taxable state foreign jurisdictions in which we operate and the tax effect of the dispositions of a dealership during the first quarter of 2013 .
We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income and taxes available in carry back periods. We expect our effective tax rate for the remainder of 2013 will be approximately 38.0%, excluding the first quarter tax effect of non-deductible acquisition costs.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital, dealership and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for the remainder of 2013. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2013 change, we may need to access the private or public capital markets to obtain additional funding.
Cash on Hand. As of March 31, 2013, our total cash on hand was $17.7 million. Included in cash on hand are balances from various investments in debt securities, such as variable-rate demand obligations with manufacturer-affiliated finance companies, which have maturities of less than three months or are redeemable on demand by us. The balance of cash on hand excludes $59.2 million of immediately available funds that were used to pay down our Floorplan Line as of March 31, 2013. We use the pay down of our Floorplan Line as a channel for the short-term investment of excess cash.
Cash Flows. The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash provided by (used in) operating activities	61,926	(9,450)
Net cash used in investing activities	(60,268)	(72,509)
Net cash provided by financing activities	11,597	88,132
Effect of exchange rate changes on cash	(176)	248
Net increase in cash and cash equivalents	$13,079	$6,421
With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from us. With respect to borrowings for used vehicle financing, we finance up to 80% of the value of our used vehicle inventory, except in the U.K. and Brazil, and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-

affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. All borrowings from, and repayments to, the Revolving Credit Facility (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) are presented within Cash Flows from Financing Activities.
Sources and Uses of Liquidity from Operating Activities
For the three months ended March 31, 2013, we generated $61.9 million in net cash flow from operating activities, primarily driven by $22.1 million in net income, as well as significant non-cash adjustments related to depreciation and amortization of $8.4 million, amortization of debt discounts and debt issue costs of $3.4 million, deferred income taxes of $9.1 million, stock-based compensation of $3.4 million and net changes in operating assets and liabilities of $16.0 million. Included in the net changes of operating assets and liabilities were cash inflows of $14.1 million from decreases of vehicle receivables and contracts-in-transit, $53.3 million from increases in accounts payable and accrued expenses, $1.8 million from decreases in accounts and notes receivable, and $1.8 million from increases in prepaid expenses and other assets and $29.0 million from the net increase in floorplan borrowings from manufacturer-affiliates. These cash inflows were partially offset by cash outflows of $84.1 million from increases of inventory levels.
For the three months ended March 31, 2012, we used $9.5 million in net cash flow from operating activities, primarily driven by $49.0 million in net changes in operating assets and liabilities. This net use of cash was substantially offset by $23.1 million in net income, as well as significant non-cash adjustments related to depreciation and amortization of $7.2 million, amortization of debt discounts and debt issue costs of $3.2 million, deferred income taxes of $3.1 million and stock-based compensation of $2.9 million. Included in the net changes in operating assets and liabilities are cash inflows of $18.0 million from decreases of vehicle receivables and contracts-in-transit, $7.8 million from increases in accounts payable and accrued expenses, $7.1 million from decreases in accounts and notes receivables $4.5 million from decreases in prepaid expenses and other assets. These cash inflows were more than offset by cash outflows of $84.6 million from increases of inventory levels.
Working Capital. At March 31, 2013, we had $75.9 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. For the U.S. borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles and borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 80% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the first three months of 2013, we used $60.3 million for investing activities, primarily related to the acquisition of 22 dealerships located in Brazil and the U.K. We also used $20.0 million during the first three months of 2013 for purchases of property and equipment to construct new and improve existing facilities, $6.0 million of which was accrued as of December 31, 2012. The $20.0 million of cash outflow consisted of $15.6 million for capital expenditures and $4.4 million for the purchase of real estate associated with existing dealership operations. These cash outflows were partially offset by the generation of $17.5 million of proceeds from dispositions of assets, which was primarily related to the disposition of one dealership in California as well as the related real estate.
During the first three months of 2012, we used $72.5 million for investing activities, primarily related to the acquisition of three dealerships located in South Carolina, Texas, and Kansas, for a total of $55.3 million, including the amounts paid for vehicle inventory, parts inventory, equipment and furniture fixtures, as well as the purchase of the associated real estate. The acquired vehicle inventory was subsequently financed through borrowing under our Floorplan Line. We also used $17.6 million during the first quarter of 2012 for purchases of property and equipment to construct new and improve existing facilities, $7.1 million of which was accrued as of December 31, 2011.
Capital Expenditures. Our capital expenditures include uses of cash to extend the useful lives of current facilities, and expenditures to start or expand operations. Our capital expenditures exclude real estate purchases. In general, capital expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, dealership acquisition activity, or manufacturer imaging programs. We forecast our capital expenditures for 2013 to be less than $70.0 million, generally funded from excess cash.
Acquisitions. We purchase businesses based on expected return on investment. In general, the purchase price, excluding real estate and floorplan liabilities, is approximately 15% to 20% of the annual revenues acquired. Cash needed to complete our acquisitions comes from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities, Mortgage Facility, Real Estate Notes and our Acquisition Line.

Sources and Uses of Liquidity from Financing Activities
We generated $11.6 million in net cash inflows from financing activities during the three months ended March 31, 2013, primarily related to $85.1 million in net borrowings under the Floorplan Line of our Revolving Credit Facility, which included a net cash inflow of $53.0 million due to a decrease in our floorplan offset account. In addition, financing cash inflows included $6.0 million in borrowings of long-term debt related to real estate loans. These cash inflows were partially offset by outflows of $3.6 million for dividend payments for the fourth quarter of 2012 to stockholders of record on March 1, 2013, $9.8 million for principal payments of long-term debt related to real estate loans, and $66.4 million for the extinguishment of debt assumed in the acquisition of 18 dealerships in Brazil.
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
Credit Facilities. Our various credit facilities are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes. Our most significant U.S. revolving facilities currently provide us with a total of $1.25 billion billion of borrowing capacity for inventory floorplan financing and an additional $250.0 million for acquisitions, capital expenditures and/or other general corporate purposes.
Revolving Credit Facility. Our Revolving Credit Facility, which is comprised of 22 financial institutions, including five manufacturer-affiliated finance companies, expires on June 1, 2016 and consists of two tranches: $1.1 billion for the Floorplan Line for the U.S. vehicle inventory floorplan financing and $250.0 million for the Acquisition Line. Up to half of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The capacity under these two tranches can be re-designated within the overall $1.35 billion commitment, subject to the original limits of a minimum of $1.1 billion for the Floorplan Line and maximum of $250.0 million for the Acquisition Line. The Revolving Credit Facility can be expanded to its maximum commitment of $1.6 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the one-month LIBOR plus 150 basis points for new vehicle inventory and the one-month LIBOR plus 175 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus a margin that ranges from 150 to 250 basis points, depending on our leverage ratio. The Floorplan Line also requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line also requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on our leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings.
As of March 31, 2013, after considering outstanding balances, we had $158.2 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $158.2 million available borrowings under the Floorplan Line was $59.2 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% as of March 31, 2013, excluding the impact of our interest rate swaps. After considering $29.3 million of outstanding letters of credit at March 31, 2013, and other factors included in our available borrowing base calculation, there was $220.7 million of available borrowing capacity under the Acquisition Line as of March 31, 2013. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.
All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The restricted payments shall not exceed the sum of $100.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income of the Company for the period beginning on January 1, 2011 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2011 and ending on the date of determination (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket calculation, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of March 31, 2013, the Restricted Payment Basket totaled $124.2 million.

As of March 31, 2013, we were in compliance with all our Revolving Credit Facility’s financial covenants, including:

	As of March 31, 2013
	Required	Actual
Senior Secured Adjusted Leverage Ratio	< 3.75	2.33
Total Adjusted Leverage Ratio	< 5.50	3.35
Fixed Charge Coverage Ratio	> 1.35	1.98
Based upon our current five-year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our FMCC Facility provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $200.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of March 31, 2013, we had an outstanding balance of $151.5 million under the FMCC Facility with an available floorplan borrowing capacity of $48.5 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 3.50%. As of March 31, 2013, the interest rate on the FMCC Facility was 5.00% before considering the applicable incentives.
Other Credit Facilities. We have credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are evergreen arrangements that may be canceled with notice by either party and bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.13% to 3.95% as of March 31, 2013.
We have credit facilities with institutions affiliated with the manufacturers for the financing of new, used and rental vehicle inventories related to our operations in Brazil. These facilities have maturities ranging from a one month to a twelve months. They may be canceled with notice by either party and bear interest at the base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 11.22% to 16.76% as of March 31, 2013.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of March 31, 2013, the interest rate charged on borrowings related to our rental vehicle fleet varied up to 5.00%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.
The following table summarizes the position of our credit facilities as of March 31, 2013.

	As of March 31, 2013
Credit Facility	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,100,000	$941,809	$158,191
Acquisition Line (2)	250,000	29,288	220,712
Total Revolving Credit Facility	1,350,000	971,097	378,903
FMCC Facility	200,000	151,480	48,520
Total Credit Facilities (3)	$1,550,000	$1,122,577	$427,423

(1)	The available balance at March 31, 2013, includes $59.2 million of immediately available funds.

(2)	The outstanding balance of $29.3 million at March 31, 2013 is related to outstanding letters of credit.

(3)	The outstanding balance excludes $140.4 million of borrowings with manufacturer-affiliates for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.
Real Estate Credit Facility. As amended and restated, the Mortgage Facility provides the right to expand to $83.4 million of term loans, of which $60.7 million has been used as of March 31, 2013. The term loans can be expanded provided that (a) no default or event of default exists under the Mortgage Facility, (b) we obtain commitments from the lenders who would qualify as assignees for such increased amounts, and (c) certain other agreed upon terms and conditions have been satisfied. The Mortgage Facility is guaranteed by us and essentially all of our existing and future direct and indirect domestic subsidiaries. Each loan is secured by the relevant real property (and improvements related thereto) that is mortgaged under the Mortgage Facility.

The interest rate is equal to (a) the per annum rate equal to one-month LIBOR plus 2.50% per annum, determined on the first day of each month, or (b) 1.45% per annum in excess of the higher of (i) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (ii) the Federal Funds Rate adjusted daily, plus 0.50%, or (iii) the per annum rate equal to one-month LIBOR plus 1.05% per annum. The Federal Funds Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.
We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and are required to repay the aggregate principal amount outstanding on the maturity dates, from December 29, 2015 through February 27, 2017. During the three months ended March 31, 2013, we executed no additional borrowings and made principal payments on outstanding borrowings of $6.6 million from the Mortgage Facility. As of March 31, 2013, borrowings outstanding under the amended and restated Mortgage Facility totaled $50.1 million, with $2.7 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
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
Real Estate Related Debt. We have entered into separate term mortgage loans with four of our manufacturer-affiliated finance partners, TMCC, MBFS, BMWFS, FMCC and several third party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on the relevant real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.67% and 9.00%, and at variable indexed rates plus between 2.25% and 3.35% per annum. As of March 31, 2013, the aggregate outstanding balance under these Real Estate Notes was $240.2 million, with $16.5 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We also entered into separate term mortgage loans in the U.K. with another third-party financial institution which are secured by our U.K. subsidiary properties. These mortgage loans (collectively, “Foreign Notes”) are being repaid in monthly installments that began in July 1998 and mature by November 2022. As of March 31, 2013, borrowings under the Foreign Notes totaled $16.8 million, with $2.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility and Mortgage Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of March 31, 2013, the Restricted Payment Basket under both facilities was $124.2 million and will increase in the future periods by 50.0% of our cumulative net income, as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases.
Stock Issuances. During the three months ended March 31, 2013, we issued 1.45 million shares of treasury stock, as part of the consideration paid for UAB Motors. No shares of our common stock have been issued or received under the 3.00% Purchased Options or the 3.00% Warrants. For diluted earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants as depicted in the table below under the heading “Potential Dilutive Shares.” Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, for EPS purposes, we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive.

As of March 31, 2013, changes in the average price of our common stock impacted the share settlement of the 3.00% Notes, the 3.00% Purchased Options and the 3.00% Warrants as illustrated below.

Company Stock Price	Net Shares Issuable Under the 3.00% Notes	Share Entitlement Under the Purchased Options	Shares Issuable Under the Warrants	Net Shares Issuable	Potential Dilutive Shares
(Shares in thousands)
$37.50	—	—	—	—	—
$40.00	186	(186)	—	—	186
$42.50	355	(355)	—	—	355
$45.00	505	(505)	—	—	505
$47.50	640	(640)	—	—	640
$50.00	761	(761)	—	—	761
$52.50	870	(870)	—	—	870
$55.00	970	(970)	—	—	970
$57.50	1,061	(1,061)	122	122	1,183
$60.00	1,144	(1,144)	244	244	1,388
$62.50	1,221	(1,221)	357	357	1,578
$65.00	1,292	(1,292)	461	461	1,753
$67.50	1,357	(1,357)	557	557	1,914
$70.00	1,418	(1,418)	647	647	2,065
$72.50	1,475	(1,475)	730	730	2,205
$75.00	1,527	(1,527)	808	808	2,335
$77.50	1,577	(1,577)	880	880	2,457
$80.00	1,623	(1,623)	949	949	2,572
$82.50	1,667	(1,667)	1,013	1,013	2,680
$85.00	1,708	(1,708)	1,073	1,073	2,781
$87.50	1,747	(1,747)	1,130	1,130	2,877
$90.00	1,783	(1,783)	1,183	1,183	2,966
$92.50	1,818	(1,818)	1,234	1,234	3,052
$95.00	1,850	(1,850)	1,282	1,282	3,132
$97.50	1,881	(1,881)	1,328	1,328	3,209
$100.00	1,911	(1,911)	1,371	1,371	3,282
No shares of our common stock have been issued or received under the 2.25% Purchased Options or the 2.25% Warrants. For diluted earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 2.255% Notes and the 2.25% Warrants as depicted in the table below under the heading “Potential Dilutive Shares.” Although the 2.25% Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, for EPS purposes, we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive.

As of March 31, 2013, changes in the average price of our common stock impacted the share settlement of the 2.25% Notes, the 2.25% Purchased Options and the 2.25% Warrants as illustrated below.

Company Stock Price	Net Shares Issuable Under the 2.25% Notes	Share Entitlement Under the Purchased Options	Shares Issuable Under the Warrants	Net Shares Issuable	Potential Dilutive Shares
(Shares in thousands)
$57.00	—	—	—	—	—
$59.50	6	(6)	—	—	6
$62.00	130	(130)	—	—	130
$64.50	244	(244)	—	—	244
$67.00	350	(350)	—	—	350
$69.50	448	(448)	—	—	448
$72.00	539	(539)	—	—	539
$74.50	624	(624)	—	—	624
$77.00	704	(704)	—	—	704
$79.50	779	(779)	—	—	779
$82.00	849	(849)	66	66	915
$84.50	915	(915)	155	155	1,070
$87.00	977	(977)	239	239	1,216
$89.50	1,035	(1,035)	318	318	1,353
$92.00	1,091	(1,091)	393	393	1,484
$94.50	1,143	(1,143)	464	464	1,607
$97.00	1,193	(1,193)	531	531	1,724
$99.50	1,241	(1,241)	595	595	1,836
$102.00	1,286	(1,286)	656	656	1,942
Stock Repurchases. From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In July 2012, our Board of Directors authorized a repurchase program of up to $50.0 million of our common shares. No repurchases have been executed under the July 2012 authorization. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk, and foreign currency exchange rate risk. We address these risks through a program of risk management, which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2013, and from which we may incur future gains or losses from changes in market interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of March 31, 2013, the outstanding principal amounts of our 2.25% Notes and 3.00% Notes totaled $182.8 million and $115.0 million, respectively, and had fair values of $211.9 million and $198.2 million, respectively. The carrying amounts of our 2.25% Notes and 3.00% Notes were $154.3 million and $81.6 million, respectively, at March 31, 2013.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
As of March 31, 2013, we had $1,185.8 million of variable-rate floorplan borrowings outstanding, $50.1 million of variable-rate Mortgage Facility borrowings outstanding, and $91.0 million of other variable-rate real estate related borrowings outstanding. Based on the aggregate amount of variable-rate borrowing outstanding as of March 31, 2013, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $13.4 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $8.9 million in annual interest expense based on the variable borrowings outstanding as of March 31, 2013. This interest rate sensitivity increased from 2012 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended March 31, 2013, we recognized $8.2 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 69.3% of our floorplan interest expense for the fourth quarter of 2010 to 115.9% for the third quarter of 2012 and was 87.3% for the first quarter of 2013. In the U.S. Manufacturer's interest assistance was 98.5% of floorplan interest expense in the first quarter of 2013. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.
We use interest rate swaps to adjust our exposure to interest rate movements when appropriate, based upon market conditions. As of March 31, 2013, we held interest rate swaps with aggregate notional amounts of $450.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.6%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Mortgage Facility borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of March 31, 2013, net unrealized losses, net of income taxes, totaled $25.2 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of March 31, 2013, all of our derivative contracts were determined to be effective. As of March 31, 2013, a 100 basis-point change in the interest rates of our swaps would have resulted in a $4.5 million change to our annual interest expense. In addition to the $450.0 million of swaps in effect as of March 31, 2013, we also held interest rate swaps with forward starting dates between December 2014 and December 2016. These ten additional swaps expire between December 2017 and December 2019. As of March 31, 2013, the aggregate notional value of these forward-starting swaps was $525.0 million and the weighted average interest rate was 2.7%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2019 does not exceed $600.0 million.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions).

	2013
	1Q13	2Q13	3Q13	4Q13	2014	2015	2016	2017	2018	2019
Notional amount in effect at the end of period	$450	$450	$450	$450	$550	$550	$600	$350	$200	$—
Weighted average interest rate during the period	2.63%	2.63%	2.63%	2.63%	2.63%	2.56%	2.76%	2.69%	2.77%	2.52%
Foreign Currency Exchange Rates. As of March 31, 2013, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British Pound Sterling (£) and of our Brazil subsidiaries is the Brazilian Real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% change in average exchange rates for the British Pound Sterling versus the U.S. dollar would have resulted in a $15.6 million change to our revenues for the three months ended March 31, 2013. A 10% change in average exchange rates for the Brazilian Real versus the U.S. dollar would have resulted in a $6.5 million change to our revenues for the three months ended March 31, 2013.
For additional information about our market sensitive financial instruments please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations”, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to “Item 8. Financial Statements and Supplementary Data” in our 2012 Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2013, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. For a discussion of our legal proceedings, see Part I, “Item 1. Financial Information,” Notes to Consolidated Financial Statements, Note 14, “Commitments and Contingencies”.
Item 1A. Risk Factors
Except as discussed below, there has been no material change in our risk factors as previously disclosed in “Item 1A. Risk Factors” of our 2012 Form 10-K. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2012 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2012 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
We are subject to risks associated with our non-U.S. operations that could have an adverse effect on our business, results of operations and financial condition.
Over the past several years, we have significantly increased our operations outside the U.S. Expanding our operations in the U.K. and Brazil are important elements of our growth strategy. Operations outside of the U.S., particularly operations in emerging markets, such as Brazil, are subject to various risks which may not be present or as significant for operations within U.S. markets, and our exposure to these risks increases as we expand. Government actions, both in terms of policy-setting as well as actions directly affecting our operations, and economic uncertainty in some geographic regions in which we operate, such as emerging markets, could result in the disruption of markets and negatively affect our results of operations and cash flows in those areas.
Risks inherent in our international operations include, but are not limited to:
exposure to local economic conditions;
wage inflation in emerging markets;
social plans that prohibit or increase the cost of certain restructuring actions;
increases in working capital requirements related to long supply chains or regional terms of business;

•	currency exchange controls;
international monetary fluctuations and changes in the relative value of the U.S. dollar as compared to the currencies of other countries in which we conduct business;

•	variations in protection of legal rights;
import or export licensing requirements;
the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•
restrictive governmental actions such as restrictions on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures;

increased risk of corruption;
changes in laws and regulations, including the laws and policies of the U.S. affecting trade and foreign investment;
more expansive legal rights of foreign labor unions;
the potential for nationalization of enterprises;
exposure to local public health concerns and the resultant impact on economic and political conditions;
transparency issues in general and, more specifically, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other anti-corruption compliance laws and issues;

•
unsettled social and political conditions, in general, and possible terrorist attacks, drug cartel related violence or acts of war, civil unrest, expansion of hostilities and other political risks; and

•	potential tax inefficiencies in repatriating funds from non-U.S. subsidiaries.
The likelihood of these occurrences and their potential effect on our company vary from country to country and are unpredictable. These and other factors may have an adverse effect on our international operations and, therefore, on our business, results of operations and financial condition, which may become more pronounced as we expand our international presence.
We currently conduct our non-U.S. operations in the U.K. and Brazil. For the specific risks attendant to our operations in these countries, please see “Our U.K. operations are subject to risks associated with foreign currency and exchange rate fluctuations” included in “Item 1A. Risk Factors” of our 2012 Form 10-K and “Our growth in emerging markets, such as our Brazil, is subject to special risks that could have a material adverse effect on our operations” below.
Our growth in emerging markets, such as Brazil, is subject to special risks that could have a material adverse effect on our operations.
Many emerging markets have experienced growth rates in excess of the world's largest markets, leading to an increased contribution to the industry's global performance. As a result, we have been employing strategies to grow in emerging markets. Executing on this growth strategy, we acquired UAB Motors in February 2013, which allowed us to enter the Brazilian market. There is no assurance that our growth strategies in an emerging market, such as Brazil, will be successful or that Brazil will continue to sustain growth rates. In addition, Brazil, as an emerging market country may be particularly vulnerable to periods of financial instability or significant currency fluctuations as discussed above under “We are subject to risks associated with our non-U.S. operations that could have an adverse effect on our business, results of operations and financial condition,” which can adversely affect our results. Further, our growth in emerging markets by acquisition of existing dealerships, such as our acquisition of UAB Motors, is subject to additional risk as discussed under “Our ability to acquire new dealerships and successfully integrate those dealerships into our business could adversely affect the growth of our revenues and earnings” in “Item 1A. Risk Factors” of our 2012 Form 10-K.

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
Date: May 10, 2013

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
Stockholders Agreement dated as of February 28, 2013, by and among Group 1 Automotive, Inc. and former shareholders of UAB Motors Participações S.A. named therein (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.'s Current Report on Form 8-K (File No. 001-13461) filed March 5, 2013)

10.2#	—
Group 1 Automotive, Inc. 2013 Corporate Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.'s Current Report on Form 8-K (File No. 001-13461) filed March 5, 2013)

10.3#**	—	Officer's Terms of Engagement and Guarantees between UAB Motors Participações S.A. and Lincoln da Cunha Pereira Filho dated as of February 28, 2013
10.4#**	—	Description of UAB Motors Participações S.A. Bonus Plan for 2013
31.1**	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed or furnished herewith

#	Management contract or compensatory plan or arrangement

†
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.