Form 10-Q
period 2013-06-30
GROUP 1 AUTOMOTIVE INC
filed 2013-08-01
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes  ☐    No  ☑
As of July 29, 2013, the registrant had 24,406,659 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,852	$4,650
Contracts-in-transit and vehicle receivables, net	185,626	204,396
Accounts and notes receivable, net	132,513	111,228
Inventories, net	1,358,294	1,194,288
Deferred income taxes	22,072	19,750
Prepaid expenses and other current assets	21,443	31,869
Total current assets	1,730,800	1,566,181
PROPERTY AND EQUIPMENT, net	706,293	667,768
GOODWILL	680,857	582,384
INTANGIBLE FRANCHISE RIGHTS	274,973	196,058
OTHER ASSETS	16,395	10,624
Total assets	$3,409,318	$3,023,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility and other	$1,016,896	$968,959
Offset account related to floorplan notes payable - credit facility	(81,996)	(112,261)
Floorplan notes payable - manufacturer affiliates	301,670	211,965
Current maturities of long-term debt and short-term financing	24,338	31,358
Accounts payable	237,573	167,439
Accrued expenses	144,361	128,118
Total current liabilities	1,642,842	1,395,578
LONG-TERM DEBT, net of current maturities	541,709	555,016
DEFERRED INCOME TAXES	130,517	94,130
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	28,116	43,089
OTHER LIABILITIES	44,810	42,413
COMMITMENTS AND CONTINGENCIES (NOTE 11)
TEMPORARY EQUITY - Redeemable equity portion of the 3.00% Convertible Senior Notes	30,835	32,505
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,934 and 25,836 issued, respectively	259	258
Additional paid-in capital	367,569	332,836
Retained earnings	729,869	677,864
Accumulated other comprehensive loss	(48,682)	(33,057)
Treasury stock, at cost; 1,523 and 3,110 shares, respectively	(58,526)	(117,617)
Total stockholders’ equity	990,489	860,284
Total liabilities and stockholders’ equity	$3,409,318	$3,023,015

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,376,219	$1,080,710	$2,486,454	$1,993,305
Used vehicle retail sales	534,804	456,234	1,006,203	871,208
Used vehicle wholesale sales	83,316	73,134	157,867	139,991
Parts and service sales	260,950	220,313	498,460	433,414
Finance, insurance and other, net	79,821	65,435	149,958	122,653
Total revenues	2,335,110	1,895,826	4,298,942	3,560,571
COST OF SALES:
New vehicle retail sales	1,295,854	1,016,868	2,343,453	1,876,643
Used vehicle retail sales	491,299	417,388	922,422	795,965
Used vehicle wholesale sales	82,804	72,811	154,933	136,964
Parts and service sales	123,879	103,415	236,371	205,231
Total cost of sales	1,993,836	1,610,482	3,657,179	3,014,803
GROSS PROFIT	341,274	285,344	641,763	545,768
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	251,159	214,327	484,592	413,439
DEPRECIATION AND AMORTIZATION EXPENSE	8,884	7,742	17,297	14,978
ASSET IMPAIRMENTS	609	187	609	288
INCOME FROM OPERATIONS	80,622	63,088	139,265	117,063
OTHER EXPENSE:
Floorplan interest expense	(10,873)	(7,863)	(20,237)	(15,482)
Other interest expense, net	(9,570)	(9,190)	(18,812)	(18,230)
Other expense, net	—	—	(789)	—
INCOME BEFORE INCOME TAXES	60,179	46,035	99,427	83,351
PROVISION FOR INCOME TAXES	(22,791)	(17,410)	(39,921)	(31,609)
NET INCOME	$37,388	$28,625	$59,506	$51,742
BASIC EARNINGS PER SHARE	$1.53	$1.25	$2.49	$2.26
Weighted average common shares outstanding	23,315	21,650	22,796	21,640
DILUTED EARNINGS PER SHARE	$1.43	$1.20	$2.32	$2.18
Weighted average common shares outstanding	24,980	22,513	24,544	22,522
CASH DIVIDENDS PER COMMON SHARE	$0.16	$0.15	$0.31	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited, in thousands)
NET INCOME	$37,388	$28,625	$59,506	$51,742
Other comprehensive loss, net of taxes:
Foreign currency translation adjustment	(19,268)	(1,400)	(26,724)	(6)
Unrealized gain on marketable securities, net of tax provision of $0, $3, $0 and $5, respectively	—	5	—	8
Net unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of ($4,622), $4,273, ($4,614) and $4,566, respectively	7,704	(7,122)	7,690	(7,610)
Reclassification adjustment for loss included in interest expense, net of tax provision of $1,020, $1,076, $2,045 and $2,210, respectively	1,701	1,793	3,409	3,684
Net unrealized gain (loss) on interest rate swaps, net of tax	9,405	(5,329)	11,099	(3,926)
OTHER COMPREHENSIVE LOSS, NET OF TAXES	(9,863)	(6,724)	(15,625)	(3,924)
COMPREHENSIVE INCOME	$27,525	$21,901	$43,881	$47,818

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
	(Unaudited, in thousands)
BALANCE, December 31, 2012	25,836	$258	$332,836	$677,864	$(33,057)	$(117,617)	$860,284
Net income	—	—	—	59,506	—	—	59,506
Other comprehensive (loss), net	—	—	—	—	(15,625)	—	(15,625)
Treasury stock used in acquisition	—	—	28,827	—	—	54,731	83,558
3.00% Convertible Notes reclassification from temporary equity	—	—	1,669	—	—	—	1,669
Net issuance of treasury shares to employee stock compensation plans	98	1	(3,827)	—	—	4,360	534
Stock-based compensation	—	—	6,935	—	—	—	6,935
Tax effect from stock-based compensation plans	—	—	1,129	—	—	—	1,129
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(7,501)	—	—	(7,501)
BALANCE, June 30, 2013	25,934	$259	$367,569	$729,869	$(48,682)	$(58,526)	$990,489

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months June 30,
	2013	2012
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,506	$51,742
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,297	14,978
Deferred income taxes	9,288	6,075
Asset impairments	609	288
Stock-based compensation	6,960	5,915
Amortization of debt discount and issue costs	6,827	6,388
Gain on disposition of assets	(9,670)	(1,588)
Tax effect from stock-based compensation	(1,129)	(707)
Other	1,020	764
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	46,280	17,623
Accounts and notes receivable	(3,115)	(14,720)
Inventories	(111,889)	(160,082)
Contracts-in-transit and vehicle receivables	19,211	23,871
Prepaid expenses and other assets	2,117	6,215
Floorplan notes payable - manufacturer affiliates	43,871	(3,077)
Deferred revenues	125	594
Net cash provided by (used in) operating activities	87,308	(45,721)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(89,775)	(114,958)
Proceeds from disposition of franchises, property and equipment	77,921	213
Purchases of property and equipment, including real estate	(47,300)	(38,434)
Other	574	396
Net cash used in investing activities	(58,580)	(152,783)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - Floorplan Line and other	3,120,902	2,797,532
Repayments on credit facility - Floorplan Line and other	(3,042,696)	(2,622,793)
Borrowings on mortgage facility	—	18,080
Principal payments on mortgage facility	(7,241)	(1,065)
Borrowings of other long-term debt	777	36
Principal payments of long-term debt related to real estate loans	(12,986)	(4,703)
Borrowings of short-term and long-term debt related to real estate	6,008	21,708
Principal payments of other long-term debt	(80,797)	(2,815)
Repurchases of common stock, amounts based on settlement date	—	(8,496)
Issuance of common stock to benefit plans	532	2,051
Tax effect from stock-based compensation	1,129	707
Dividends paid	(7,525)	(6,609)
Net cash provided by (used in) financing activities	(21,897)	193,633
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(629)	(480)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,202	(5,351)
CASH AND CASH EQUIVALENTS, beginning of period	4,650	14,895
CASH AND CASH EQUIVALENTS, end of period	$10,852	$9,544
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable and accrued expenses	$1,856	$3,844

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, through its regions, is a leading operator in the automotive retailing industry with operations in 15 states in the United States of America (“U.S.”), 13 towns in the United Kingdom (“U.K.”) and two states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the “Company” in these Notes to Consolidated Financial Statements. The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing, service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.
As of June 30, 2013, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (44 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), and (b) the West (65 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). Each region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions. The financial matters of each region are managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. The Company’s two international regions consist of 14 dealerships in the U.K. and 18 dealerships in Brazil, which are also managed locally with direct reporting responsibilities to the Company’s corporate management team.
The Company's operating results are generally subject to changes in the economic environment as well as seasonal variations. Generally there are higher volumes of vehicles sales and service in the second and third calendar quarters of each year in the U.S., in the first and third quarters in the U.K. and during the third and fourth quarters in Brazil. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. Other factors unrelated to seasonality, such as changes in economic condition, manufacturer incentive programs, or shifts in governmental taxes or regulations may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income.
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
Business Segment Information
The Company, through its regions, conducts business in the automotive retailing industry. All of the segments sell new and used cars and light trucks, arrange related vehicle financing, service and insurance contracts, provide automotive maintenance and repair services and sell vehicle parts. Effective with the acquisition of UAB Motors Participações S.A. (“UAB Motors”) on February 28, 2013, the Company is aligned into four geographic regions: the East and West Regions in the U.S., the U.K. Region, and the Brazil Region. Also, in conjunction with the acquisition of UAB Motors and consistent with how the Company's chief operating decision maker is evaluating performance and allocating resources, the Company reaffirmed that each region represents an operating segment. As part of this determination, the Company, as it has historically, concluded that the East and West Regions of the U.S. are economically similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments and, therefore, the Company aggregates these two regions into one reportable segment. As such, the Company's three reportable segments are the U.S., which includes the activities of the Company's corporate office, the U.K. and Brazil.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Variable Interest Entity
In 2013, the Company entered into arrangements to provide a fixed-interest-rate working capital loan and various administrative services to a related-party entity that owns and operates retail automotive dealerships for a variable fee, both of which constitute variable interests in the entity. The Company's exposure to loss as a result of its involvement in the entity includes the balance outstanding under the loan arrangement. The Company holds no equity ownership interest in the entity, and has determined that the entity meets the criteria of a variable interest entity ("VIE"). The terms of the loan and services agreements provide the Company with the rights to control the activities of the VIE that most significantly impact the VIE's economic performance, the obligation to absorb potentially significant losses of the VIE and the right to receive potentially significant benefits from the VIE. Accordingly, the Company qualified as the VIE's primary beneficiary and consolidated 100% of the assets and liabilities of the VIE as of June 30, 2013, as well as 100% of the results of operations of the VIE beginning on the effective date of the variable interests arrangements to June 30, 2013. The floorplan notes payable liability of the VIE is securitized by the new and used vehicle inventory of the VIE, as well as the associated receivable balances from the sale of such inventory to the extent necessary. The preliminary carrying amounts and classification of assets and liabilities (for which creditors do not have recourse to the general credit of the Company) are included within amounts from the Company's purchase price allocations. As discussed in Note 2, "Acquisitions and Dispositions," the allocations are based on estimates and assumptions that are subject to change within the purchase price allocation period. The assets and liabilities included in the Company's consolidated statements of financial position for the consolidated VIE are as follows (in thousands):

June 30, 2013
Current Assets	$25,280
Non-current Assets	75,817
Total Assets	$101,097
Current Liabilities	$21,701
Non-current Liabilities	26,928
Total Liabilities	$48,629
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company's adoption of ASU No. 2013-2 as of March 31, 2013 did not have a material impact on the Company's consolidated financial statements.
2. ACQUISITIONS AND DISPOSITIONS
During the first six months ended June 30, 2013, the Company purchased all of the outstanding stock of UAB Motors. At the time of acquisition, UAB Motors consisted of 18 dealerships and 22 franchises in Brazil, as well as five collision centers. As discussed in Note 1, "Interim Financial Information," in connection with this acquisition, the Company entered into arrangements that are variable interests in a VIE. The Company qualifies as the primary beneficiary of the VIE. The consolidation of the VIE into the financial statements of the Company was accounted for as a business combination. Also during the six months ended June 30, 2013, the Company acquired certain assets of four dealerships in the U.K. and one dealership in the U.S. In conjunction with the acquisitions, the Company incurred $6.5 million of costs, primarily related to professional services associated with the Brazil transaction. The Company included these costs in SG&A in the Consolidated Statement of Operations for the six months ended June 30, 2013.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate consideration paid for these acquisitions totaled $173.3 million, including $89.8 million of cash and 1.45 million shares of the Company's common stock. The Company also assumed debt in conjunction with the acquisitions, of which $65.1 million was contemporaneously extinguished. In conjunction with the extinguishment, the Company recognized a loss of $0.8 million that is included in Other Expense, net on the Consolidated Statement of Operations for the six months ended June 30, 2013. The purchase price has been allocated as set forth below based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The allocation of the purchase price is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). Goodwill was assigned to the U.S., U.K. and Brazil reportable segments in the amounts of $8.8 million, $1.5 million and $106.4 million, respectively.

As of Acquisition Date
(In thousands)
Current Assets	$32,385
Inventory	97,723
Property and Equipment	31,730
Goodwill & Intangible Franchise Rights	211,391
Other assets	1,870
Total Assets	$375,099
Current Liabilities	$109,937
Deferred Income Taxes	23,189
Long-term Debt	68,639
Total Liabilities	$201,765
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
Our supplemental pro forma revenue and net income had the acquisition date for each of the Company's 2013 acquisitions been January 1, 2012, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Pro forma:	2013	2012	2013	2012
	(In thousands)
Revenue	$2,348,987	$2,136,511	$4,460,040	$4,068,884
Net income	$37,934	$32,743	$68,047	$59,332
The supplemental pro forma revenue and net income are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 2012.
During the six months ended June 30, 2013, the Company sold three dealerships in California, one dealership in Georgia and one franchise in Texas. As a result of the dispositions, a net gain of $8.4 million and $9.0 million was recognized for the three and six months ended June 30, 2013, respectively.
During the six months ended June 30, 2012, the Company acquired six dealerships in the U.S. and six dealerships in the U.K. Consideration paid for these dealerships totaled $115.0 million.

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
The Company presents the fair value of all derivatives on its Consolidated Balance Sheets. The Company measures the fair value of its interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of its derivative instruments. In measuring fair value, the Company utilizes the option-pricing Black-Scholes present value technique for all of its derivative instruments. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The fair value estimate of the interest rate derivative instruments also considers the credit risk of the Company for instruments in a liability position or the counterparty for instruments in an asset position. The credit risk is calculated by using the spread between the one-month LIBOR yield curve and the relevant average 10 and 20-year rate according to Standard and Poor’s. The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the hierarchy framework as described by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification.
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
The Company held interest rate swaps in effect as of June 30, 2013 of $450.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.6%. The Company records the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense. For the three and six months ended June 30, 2013, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.4 million and $4.8 million, respectively; for the three and six months ended June 30, 2012, the impact of the Company's interest rate hedges in effect increased floorplan interest expense by $2.6 million and $5.3 million, respectively. Total floorplan interest expense was $10.9 million and $7.9 million for the three months ended June 30, 2013 and 2012, respectively, and $20.2 million and $15.5 million for the six months ended June 30, 2013 and 2012, respectively.
In addition to the $450.0 million of swaps in effect as of June 30, 2013, the Company held ten additional interest rate swaps with forward start dates between December 2014 and December 2016 and expiration dates between December 2017 and December 2019. As of June 30, 2013, the aggregate notional value of these ten forward-starting swaps was $525.0 million, and the weighted average interest rate was 2.7%. The combination of the interest rate swaps currently in effect and these forward-starting swaps is structured such that the notional value in effect at any given time through December 2019 does not exceed $600.0 million, which is less than the Company's expectation for variable rate debt outstanding during such period.
As of June 30, 2013 and December 31, 2012, the Company reflected liabilities from interest rate risk management activities of $28.1 million and $43.1 million, respectively, in its Consolidated Balance Sheets. In addition, as of June 30, 2013, the Company reflected $2.8 million of assets from interest rate risk management activities included in Other Assets in its Consolidated Balance Sheets. Included in Accumulated Other Comprehensive Loss at June 30, 2013 and 2012 were accumulated unrealized losses, net of income taxes, totaling $15.8 million and $25.2 million, respectively, related to these interest rate swaps.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2013, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for either the three months ended June 30, 2013 or 2012, respectively. The following table presents the impact during the current and comparative prior year period for the Company's derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Gain (Loss), Net of Tax, Recognized in Other Comprehensive Loss
	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	2013	2012
	(In thousands)
Interest rate swap contracts	$7,690	$(7,610)

	Amount of Loss Reclassified from Other Comprehensive Loss into Statements of Operations
Location of Loss Reclassified from Other Comprehensive Loss into Statements of Operations	Six Months Ended June 30,
	2013	2012
	(In thousands)
Floorplan interest expense	$(4,848)	$(5,344)
Other interest expense	(606)	(550)
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
2007 Long Term Incentive Plan
The Incentive Plan provides for the issuance up to 7.5 million shares for grants to non-employee directors, officers and other employees of the Company and its subsidiaries of: (a) options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), the exercise price of which may not be less than the fair market value of the common stock on the date of the grant; and (b) stock appreciation rights, restricted stock, performance awards, and bonus stock, each granted at the market price of the Company’s common stock at the date of grant. The Incentive Plan expires on March 8, 2017. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of June 30, 2013, there were 817,174 shares available for issuance under the Incentive Plan.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of these awards as of June 30, 2013, along with the changes during the six months then ended follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	1,023,350	$38.19
Granted	261,786	59.17
Vested	(120,300)	35.84
Forfeited	(42,920)	42.50
Nonvested at June 30, 2013	1,121,916	$43.19
Employee Stock Purchase Plan
In 1997, the Company adopted the Purchase Plan. The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of June 30, 2013, there were 665,734 shares available for issuance under the Purchase Plan. During the six months ended June 30, 2013 and 2012, the Company issued 58,525 and 56,149 shares, respectively, of common stock to employees participating in the Purchase Plan.
The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $13.40 and $11.68 during the six months ended June 30, 2013 and 2012, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $3.6 million and $3.0 million for the three months ended June 30, 2013 and 2012, respectively, and $7.0 million and $5.9 million for the six months ended June 30, 2013 and 2012, respectively. Cash received from Purchase Plan purchases was $3.0 million for the six months ended June 30, 2013. Cash received from both option exercises and Purchase Plan purchases was $3.1 million for the six months ended June 30, 2012. The tax benefit realized for the tax deductions from the vesting of restricted shares, which increased additional paid in capital, totaled $1.1 million for the six months ended June 30, 2013; in addition, the tax benefit realized for the tax deductions from both options exercised and vesting of restricted shares, which increased additional paid in capital, totaled $1.6 million for the six months ended June 30, 2012.
The Company issues new shares or treasury shares, if available, when restricted stock vests. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the calculation of EPS for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	23,315	21,650	22,796	21,640
Dilutive effect of contingently convertible notes and warrants	1,660	851	1,743	871
Dilutive effect of stock options, net of assumed repurchase of treasury stock	—	4	—	5
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	5	8	5	6
Weighted average dilutive common shares outstanding	24,980	22,513	24,544	22,522
Basic:
Net Income	$37,388	$28,625	59,506	51,742
Less: Earnings allocated to participating securities	1,689	1,628	2,684	2,822
Earnings available to basic common shares	$35,699	$26,997	$56,822	$48,920
Basic earnings per common share	$1.53	$1.25	$2.49	$2.26
Diluted:
Net Income	$37,388	$28,625	59,506	51,742
Less: Earnings allocated to participating securities	1,592	1,576	2,522	2,730
Earnings available to diluted common shares	$35,796	$27,049	$56,984	$49,012
Diluted earnings per common share	$1.43	$1.20	$2.32	$2.18
The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was immaterial for the three and six months ended June 30, 2013 and 2012.
As discussed in Note 9, “Long-Term Debt” below, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes (as defined in Note 9) and the 2.25% Warrants sold in connection with the 2.25% Notes (“2.25% Warrants”) in its diluted common shares outstanding for the diluted earnings calculation. Although the ten-year call options that the Company purchased on its common stock in connection with the issuance of the 2.25% Notes (“2.25% Purchased Options”) have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. The average adjusted closing price of the Company's common stock for the three months ended March 31, 2013 and June 30, 2013 was more than the conversion price in effect at the end of each period. Therefore, the dilutive effect of the 2.25% Notes was included in the computation of diluted EPS for the three and six months ended June 30, 2013. Since the average price of the Company’s common stock for the three months ended March 31, 2012 and June 30, 2012 was less than the conversion price in effect at the end of the respective period, no net shares were included in the computation of diluted EPS for the three and six months ended June 30, 2012, as the impact would have been anti-dilutive. Refer to Note 9, "Long-Term Debt" for a description of the change to the conversion price, which occurred during the three months ended June 30, 2013 as a result of the Company’s decision to pay a cash dividend in excess of $0.14.
In addition, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes (as defined in Note 9, "Long-Term Debt" ) and the 3.00% Warrants sold in connection with the 3.00% Notes (“3.00% Warrants”). Although the ten-year call options that the Company purchased on its common stock in connection with the issuance of the 3.00% Notes (“3.00% Purchased Options”) have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company’s common stock for the three months ended March 31, 2013 and 2012, as well as June 30, 2013 and 2012 was more than the conversion price in effect at the end of the respective periods, the dilutive effect of the 3.00% Notes was included in the computation of diluted earnings per share for the three and six months ended June 30, 2013 and 2012. The dilutive effect of the 3.00% Warrants was also included in the computation for the three and six months ended June 30, 2013. Refer to Note 9, "Long-Term Debt" for a description of

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the change to the conversion price, which occurred during the three months ended June 30, 2013 as a result of the Company’s decision to pay a cash dividend.
6. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The effective income tax rate of 37.9% of pretax income for the three months ended June 30, 2013 differed from the federal statutory rate of 35.0% due primarily to taxes provided for the taxable state and foreign jurisdictions in which the Company operates, and the dispositions of certain dealerships with non-deductible goodwill.
For the six months ended June 30, 2013, the Company's effective tax rate increased to 40.2% from 37.9% for the same period in 2012. The change was primarily due to the mix of pretax income from the taxable state jurisdictions in which the Company operates, the tax effect of acquisition costs, and the dispositions of certain dealerships with non-deductible goodwill.
As of June 30, 2013 and December 31, 2012, the Company had no unrecognized tax benefits with respect to uncertain tax positions and did not incur any interest and penalties nor did it accrue any interest for the six months ended June 30, 2013. When applicable, consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Taxable years 2008 and subsequent remain open for examination by the Company’s major taxing jurisdictions.
7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following:

	June 30, 2013	December 31, 2012
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$66,518	$64,039
Parts and service receivables	32,649	17,879
Finance and insurance receivables	15,863	16,060
Other	19,887	14,895
Total accounts and notes receivable	134,917	112,873
Less allowance for doubtful accounts	(2,404)	(1,645)
Accounts and notes receivable, net	$132,513	$111,228
Inventories consisted of the following:

	June 30, 2013	December 31, 2012
	(unaudited)
	(In thousands)
New vehicles	$1,001,360	$895,484
Used vehicles	225,897	184,775
Rental vehicles	77,511	68,014
Parts, accessories and other	59,131	50,370
Total inventories	1,363,899	1,198,643
Less lower of cost or market reserves	(5,605)	(4,355)
Inventories, net	$1,358,294	$1,194,288
New and used vehicles are valued at the lower of specific cost or market and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost or market determined on either a first-in, first-out basis or on an average cost basis.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment consisted of the following:

	Estimated Useful Lives in Years	June 30, 2013	December 31, 2012
	(unaudited)
		(Dollars in thousands)
Land	—	$238,087	$232,944
Buildings	30 to 40	352,682	331,526
Leasehold improvements	varies	111,397	97,651
Machinery and equipment	7 to 20	73,371	69,630
Furniture and fixtures	3 to 10	67,449	61,627
Company vehicles	3 to 5	8,478	9,239
Construction in progress	—	20,592	28,188
Total		872,056	830,805
Less accumulated depreciation		(165,763)	(163,037)
Property and equipment, net		$706,293	$667,768
During the six months ended June 30, 2013, the Company incurred $32.4 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities. In addition, the Company purchased real estate during the six months ended June 30, 2013 associated with existing dealership operations totaling $10.7 million. And, in conjunction with the Company’s acquisition of 23 separate dealerships and five collision centers during the six months ended June 30, 2013, the Company acquired $31.7 million of real estate and other property and equipment.
8. CREDIT FACILITIES
In the U.S., the Company has a $1.7 billion revolving syndicated credit arrangement with 25 financial institutions including six manufacturer-affiliated finance companies (“Revolving Credit Facility”). The Company also has a $200.0 million floorplan financing arrangement with Ford Motor Credit Company (“FMCC Facility”) for financing of Ford new vehicles in the U.S. and with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. In the U.K., the Company has financing arrangements with BMW Financial Services, Volkswagen Finance and FMCC for financing of its new and used vehicles. In Brazil, the Company has financing arrangements for new, used, and rental vehicles with several financial institutions, most of which are manufacturer affiliated. Within the Company's Consolidated Balance Sheets, Floorplan notes payable - credit facility and other primarily reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts payable for the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of rental vehicles in the U.S., as well as the financing of new, used, and rental vehicles in both the U.K. and Brazil. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities.
Revolving Credit Facility
On June 20, 2013, the Company amended its Revolving Credit Facility principally to increase the total borrowing capacity from $1.35 billion to $1.7 billion and to extend the term from an expiration date on June 1, 2016 to June 20, 2018. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.6 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the original limits of a maximum of $1.6 billion for the Floorplan Line, as well as a maximum of $320.0 million and a minimum of $100.0 million for the Acquisition Line. Up to $125.0 million of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The Revolving Credit Facility can be expanded to its maximum commitment of $1.95 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the one-month LIBOR plus 125 basis points for new vehicle inventory and the one-month LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points for borrowings in U.S. Dollars and 150 to 250 basis points on

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

borrowings in Euros or Sterling, depending on the Company’s total adjusted leverage ratio. The Floorplan Line also requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $7.6 million of related unamortized costs as of June 30, 2013 that are being amortized over the term of the facility.
After considering the outstanding balance of $929.3 million at June 30, 2013, the Company had $450.7 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $450.7 million available borrowings under the Floorplan Line was $82.0 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% as of June 30, 2013 and December 31, 2012, under the Revolving Credit Facility, excluding the impact of the Company’s interest rate swaps. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. With regards to the Acquisition Line, no borrowings were outstanding as of June 30, 2013 or December 31, 2012, under the Revolving Credit Facility. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants. After considering $29.3 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $263.6 million of available borrowing capacity under the Acquisition Line as of June 30, 2013.
All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income of the Company for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of June 30, 2013, the Restricted Payment Basket totaled $146.3 million. As of June 30, 2013, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory, including affiliated brands. This arrangement provides for $200.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of June 30, 2013, the Company had an outstanding balance of $150.2 million under the FMCC Facility with an available floorplan borrowing capacity of $49.8 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 3.50%. As of June 30, 2013, the interest rate on the FMCC Facility was 5.00% before considering the applicable incentives.
Other Credit Facilities
The Company has credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.37% to 3.95% as of June 30, 2013.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazil operations. These facilities have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of June 30, 2013, the interest rates charged on borrowings outstanding under these facilities ranged from 12.00% to 16.76%.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding rental vehicles financed through the Revolving Credit Facility, financing for rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of June 30, 2013, the interest rate charged on borrowings related to the Company’s rental vehicle fleet varied up to 5.00%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.
9. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
2.25% Convertible Senior Notes	$156,272	$152,363
3.00% Convertible Senior Notes	82,468	80,706
Mortgage Facility	49,435	56,677
Other Real Estate Related and Long-Term Debt	235,499	249,710
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 10.6%	41,605	38,232
	565,279	577,688
Less current maturities of mortgage facility and other long-term debt	23,570	22,672
	$541,709	$555,016
Included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 was $0.7 million and $8.7 million, respectively, of short-term financing that is due within one year of the respective balance sheet date.
Fair Value of Long-Term Debt
The Company’s outstanding 2.25% Convertible Senior Notes due 2036 (“2.25% Notes”) had a fair value of $220.1 million and $214.6 million as of June 30, 2013 and December 31, 2012, respectively. The Company’s outstanding 3.00% Convertible Senior Notes due 2020 (“3.00% Notes”) had a fair value of $211.0 million and $203.5 million as of June 30, 2013 and December 31, 2012, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2013 and December 31, 2012. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.25% Convertible Senior Notes
As of June 30, 2013 and December 31, 2012, the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Carrying amount of equity component	$65,270	$65,270
Allocated underwriter fees, net of taxes	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)
Total net equity component	$63,737	$63,737
Deferred income tax component	$9,463	$10,846
Principal amount of 2.25% Notes	$182,753	$182,753
Unamortized discount	(25,483)	(29,244)
Unamortized underwriter fees	(998)	(1,146)
Net carrying amount of liability component	$156,272	$152,363
Unamortized debt issuance cost	$40	$45
For the six months ended June 30, 2013 and 2012, the contractual interest expense and the discount amortization, which is recorded as other interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Year-to-date contractual interest expense	$2,056	$2,056
Year-to-date discount amortization (1)	$3,689	$3,404
Effective interest rate of liability component	7.7%	7.7%

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
The 2.25% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, including a quarterly cash dividend in excess of $0.14 per share, under the following circumstances: (a) during any calendar quarter (and only during such calendar quarter) beginning after September 30, 2006, if the closing price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $77.18 as of June 30, 2013); (b) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount for each day of the ten day trading period was less than 98% of the product of the last reported sale/bid price of the Company’s common stock and the conversion rate on that day; and (c) upon the occurrence of specified corporate transactions set forth in the indenture governing the 2.25% Notes (the "2.25% Notes Indenture"). Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 2.25% Notes Indenture. The if-converted value of the 2.25% Notes exceeded the principal amount of the 2.25% Notes by $15.5 million at June 30, 2013.
As of June 30, 2013, the conversion rate was 16.8439 shares of common stock per $1,000 principal amount of 2.25% Notes, with a conversion price of $59.37 per share, which was reduced during the second quarter of 2013 as the result of the Company’s decision to pay a cash dividend in excess of $0.14 per share. As of June 30, 2013, the exercise price of the 2.25% Warrants, which are related to the issuance of the 2.25% Notes, was reduced to $80.23 due to the Company’s decision to pay a cash dividend in excess of $0.14 per share during the second quarter of 2013. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in excess of $0.14 per share in the future, the conversion rate will be further adjusted based on the formula defined in the 2.25% Notes Indenture.

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
3.00% Convertible Senior Notes
As of June 30, 2013 and December 31, 2012, the carrying value of the 3.00% Notes, related discount and equity component consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Carrying amount of equity component (including temporary equity)	$25,359	$25,359
Allocated underwriter fees, net of taxes	(760)	(760)
Allocated debt issuance cost, net of taxes	(112)	(112)
Total net equity component	$24,487	$24,487
Deferred income tax component	$11,248	$11,844
Principal amount of 3.00% Notes	$115,000	$115,000
Unamortized discount	(30,835)	(32,505)
Unamortized underwriter fees	(1,697)	(1,789)
Net carrying amount of liability component	$82,468	$80,706
Unamortized debt issuance costs	$250	$264
For the six months ended June 30, 2013 and 2012, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Year-to-date contractual interest expense	$1,725	$1,725
Year-to-date discount amortization (1)	$1,588	$1,449
Effective interest rate of liability component	8.6%	8.6%
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
The 3.00% Notes are convertible into cash and, if applicable, common stock based on the conversion rate, subject to adjustment, on the business day preceding September 15, 2019, under the following circumstances: (a) during any fiscal quarter (and only during such fiscal quarter) beginning after September 30, 2010, if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $48.72 as of June 30, 2013) (“Stock Price Trigger”); (b) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount for each day of the ten day trading period was less than 98% of the product of the last reported sale/bid price of the Company’s common stock and the conversion rate on that day; and (c) upon the occurrence of specified corporate transactions set forth in the indenture governing the 3.00%  Notes (the "3.00% Notes Indenture"). Upon conversion, a holder will receive an amount in cash and common shares of the Company’s common stock, determined in the manner set forth in the 3.00% Notes Indenture.
As a result of the Stock Price Trigger on June 30, 2013, the 3.00% Notes are convertible at the option of the holders during the three months ending September 30, 2013. As such, the Company reclassified the redeemable equity portion of the 3.00% Notes to temporary equity from the additional paid-in capital component of permanent equity on the Consolidated

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Balance Sheet as of June 30, 2013. The debt portion of the 3.00% Notes continued to be classified as a long-term liability as of June 30, 2013, since the Company has the intent and ability to refinance any conversion of the 3.00% Notes with another long-term debt instrument. The combination of the debt portion and temporary equity portion represents the aggregate principal obligation of the 3.00% Notes redeemable at the option of the holders as of June 30, 2013. The if-converted value of the 3.00% Notes exceeded the principal amount of the 3.00% Notes by $82.6 million at June 30, 2013.
As of June 30, 2013, the conversion rate was 26.6822 shares of common stock per $1,000 principal amount of 3.00% Notes, with a conversion price of $37.48 per share, which was reduced during the second quarter of 2013 as the result of the Company’s decision to pay a cash dividend. As of June 30, 2013, the exercise price of the 3.00% Warrants, which are related to the issuance of the 3.00% Notes, was reduced to $55.07 due to the Company’s decision to pay a cash dividend during the second quarter of 2013. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be further adjusted based on the formula defined in the 3.00% Notes Indenture.
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
Real Estate Credit Facility
Group 1 Realty, Inc., a wholly-owned subsidiary of the Company, has entered into a real estate credit facility with Bank of America, N.A. and Comerica Bank (as amended and restated, the “Mortgage Facility”) provides the right for up to $83.4 million of term loans, of which $60.7 million has been used as of June 30, 2013. The term loans can be expanded provided that (a) no default or event of default exists under the Mortgage Facility; (b) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. This facility is guaranteed by the Company and substantially all of the domestic subsidiaries of the Company and is secured by the real property owned by the Company that is mortgaged under the Mortgage Facility. The Company capitalized debt issuance costs related to the Mortgage Facility that are being amortized over the term of the facility, $0.5 million of which were still unamortized as of June 30, 2013.
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
The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and is required to repay the aggregate amount outstanding on the maturity dates of the individual property borrowings, ranging, from December 29, 2015 through February 27, 2017. For the six months ended June 30, 2013, the Company made no additional borrowings and principal payments of $7.3 million on outstanding borrowings from the Mortgage Facility. As of June 30, 2013, borrowings outstanding under the Mortgage Facility totaled $49.4 million, with $2.7 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
The Mortgage Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. In addition, the Mortgage Facility requires certain financial covenants that are identical to those contained in the Company’s Revolving Credit Facility. As of June 30, 2013, the Company was in compliance with all applicable covenants and ratios under the Mortgage Facility.
Real Estate Related Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with four of its manufacturer-affiliated finance partners – Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”), FMCC and several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.67% and 9.00%, and at variable indexed rates plus a spread between 2.25% and 3.35% per annum. The Company

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

capitalized debt issuance costs related to the Real Estate Notes that are being amortized over the terms of the notes, $0.8 million of which were still unamortized as of June 30, 2013.
The loan agreements with TMCC consist of seven term loans. As of June 30, 2013, $47.2 million was outstanding under the TMCC term loans, with $5.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. The maturity dates vary from three to seven years and provide for monthly payments based on a 20-year amortization schedule. These seven loans are cross-collateralized and cross-defaulted with each other and are cross-defaulted with the Revolving Credit Facility.
The loan agreements with MBFS consist of three term loans. As of June 30, 2013, $46.3 million was outstanding under the MBFS term loans, with $1.7 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. The agreements provide for monthly payments based on a 20-year amortization schedule and have a maturity date of five years. These three loans are cross-collateralized and cross-defaulted with each other and are also cross-defaulted with the Revolving Credit Facility.
The loan agreements with BMWFS consist of 13 term loans. As of June 30, 2013, $67.6 million was outstanding under the BMWFS term loans, with $3.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. The agreements provide for monthly payments based on a 15-year amortization schedule and have a maturity date of 7 years. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These 13 loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.
In addition, agreements with third-party financial institutions consist of 11 term loans for an aggregate principal amount of $59.4 million, to finance real estate associated with the Company’s dealerships. These loans are inclusive of the Company's one term loan with FMCC with $5.5 million outstanding and $0.2 million classified as current. The loans are being repaid in monthly installments that began in July 1998 and will mature by November 2022. As of June 30, 2013, borrowings under these notes totaled $53.1 million, with $3.0 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. Nine of these loans are cross-defaulted with the Revolving Credit Facility. The other two loans, including the FMCC loan, are subject to separate restrictions and covenants. The Company was in compliance with all applicable covenants and ratios under the agreements.
The Company has also entered into separate term mortgage loans in the U.K. with another third-party financial institution which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “Foreign Notes”) are being repaid in monthly installments that began in March 2010 and mature August 2027. As of June 30, 2013, borrowings under the Foreign Notes totaled $16.3 million, with $2.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
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
The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified investments in marketable securities, debt instruments, and interest rate derivative financial instruments as having met such criteria. The respective fair values measured on a recurring basis as of June 30, 2013 and December 31, 2012, respectively, were as follows:

	As of June 30, 2013
	Level 1	Level 2	Total
	(In thousands)
Assets:
Interest rate derivative financial instruments	$—	$2,785	$2,785
Debt securities:
Demand obligations	$—	$60	$60
Total	$—	$2,845	$2,845
Liabilities:
Interest rate derivative financial instruments	$—	$28,116	$28,116
Total	$—	$28,116	$28,116

	As of December 31, 2012
	Level 1	Level 2	Total
	(In thousands)
Assets:
Debt securities:
Demand obligations	$—	$616	$616
Total	$—	$616	$616
Liabilities:
Interest rate derivative financial instruments	$—	$43,089	$43,089
Total	$—	$43,089	$43,089
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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $17.2 million as of June 30, 2013. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company does not have any known material environmental commitments or contingencies and presently has no reason to believe that it or its subsidiaries will be called on to so perform.
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
12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts:

	Intangible Franchise Rights	Goodwill
	(In thousands)
BALANCE, December 31, 2012	$196,058	$582,384	(1)
Additions through acquisitions	95,304	115,526
Disposals	(5,826)	(4,728)
Currency Translation	(10,563)	(12,258)
Tax adjustments	—	(67)
BALANCE, June 30, 2013	274,973	680,857	(1)
(1) Net of accumulated impairment of $40.3 million

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The increase in the Company’s goodwill and intangible franchise rights is primarily related to the purchase of franchises in the U.K. and Brazil.
13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30, 2013
	Accumulated foreign currency translation loss	Accumulated gain (loss) on marketable securities	Accumulated (loss) gain on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2012	$(6,126)	$—	$(26,931)	$(33,057)
Other comprehensive income before reclassifications:				—
Pre-tax	(26,724)	—	12,304	(14,420)
Tax effect	—	—	(4,614)	(4,614)
Amounts reclassified from accumulated other comprehensive income to:
Floorplan interest expense	—	—	4,848	4,848
Other interest expense	—	—	606	606
Tax effect	—	—	(2,045)	(2,045)
Net current period other comprehensive (loss) income	(26,724)	—	11,099	(15,625)
Balance, June 30, 2013	$(32,850)	$—	$(15,832)	$(48,682)

	Six Months Ended June 30, 2012
	Accumulated foreign currency translation loss	Accumulated gain (loss) on marketable securities	Accumulated (loss) gain on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2011	$(7,969)	$8	$(21,275)	$(29,236)
Other comprehensive income before reclassifications:
Pre-tax	(6)	8	(12,176)	(12,174)
Tax effect	—	—	4,566	4,566
Amounts reclassified from accumulated other comprehensive income to:
Floorplan interest expense	—	—	5,344	5,344
Other interest expense	—	—	550	550
Tax effect	—	—	(2,210)	(2,210)
Net current period other comprehensive (loss) income	(6)	8	(3,926)	(3,924)
Balance, June 30, 2012	$(7,975)	$16	$(25,201)	$(33,160)

14. SEGMENT INFORMATION
As of June 30, 2013, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new vehicles, used vehicles, parts and automotive services and finance and insurance products, and collision centers. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segments and therefore the corporate financial results are included within the U.S. reportable segment.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer. Reportable segment revenue, gross profit, SG&A, floorplan interest expense, net income and capital expenditures are as follows:

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
Revenues	$1,881,654	$207,436	$246,020	$2,335,110	$3,603,440	$378,514	$316,988	$4,298,942
Gross profit	290,476	23,744	27,054	341,274	563,418	42,915	35,430	641,763
Selling, general and administrative expense (1)	210,820	18,570	21,769	251,159	420,304	34,606	29,682	484,592
Floorplan interest expense	8,645	421	1,807	10,873	16,941	727	2,569	20,237
Other interest expense, net	9,301	293	(24)	9,570	18,341	507	(36)	18,812
Net income	32,209	2,972	2,207	37,388	53,674	4,488	1,344	59,506
Capital expenditures	15,420	675	684	16,779	30,695	760	929	32,384
(1)    Includes a net gain on the disposition of dealerships of $8.4 million and $9.0 million for the three and six months ended June 30, 2013, respectively, in the U.S. segment. Also includes losses due to catastrophic events of $11.1 million and $11.9 million for the three and six months ended June 30, 2013, respectively, in the U.S. segment. For the six months ended June 30, 2013, includes acquisition costs included of $5.2 million, $0.1 million and $1.2 million in the U.S., U.K. and Brazil segments, respectively.

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
Revenues	$1,757,634	$138,192	$—	$1,895,826	$3,343,854	$216,717	$—	$3,560,571
Gross profit	269,567	15,777	—	285,344	520,484	25,284	—	545,768
Selling, general and administrative expense (2)	201,316	13,011	—	214,327	392,893	20,546	—	413,439
Floorplan interest expense	7,546	317	—	7,863	15,028	454	—	15,482
Other interest expense, net	9,070	120	—	9,190	17,989	241	—	18,230
Net income	27,300	1,325	—	28,625	49,477	2,265	—	51,742
Capital expenditures	16,416	48	—	16,464	25,999	160	—	26,159
(2)    Includes a loss due to catastrophic events of $2.7 million, as well as a net gain on real estate transactions of $1.1 million for both the three and six months ended June 30, 2012, in the U.S. segment.
Reportable segment goodwill and intangible franchise rights and total assets by segment are as follows:

	As of June 30, 2013
	U.S.	U.K.	Brazil	Total
	(In thousands)
Goodwill and Intangible Franchise Rights	$754,539	$26,076	$175,215	$955,830
Total assets	2,886,311	205,034	317,973	3,409,318

	As of December 31, 2012
	U.S.	U.K.	Brazil	Total
	(In thousands)
Goodwill and Intangible Franchise Rights	$752,372	$26,070	$—	$778,442
Total assets	2,860,771	162,244	—	3,023,015

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
•future deterioration in the economic environment, including consumer confidence, interest rates, the price of gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;
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

•available capital resources, increases in cost of financing (such as higher interest rates) and our various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares or pay dividends;
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
Overview
We are a leading operator in the automotive retail industry. Through our operating subsidiaries, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Effective with the acquisition of UAB Motors on February 28, 2013, we are aligned into four geographic regions: the East and West Regions in the United States, the United Kingdom Region, and the Brazil Region. Also, in conjunction with the acquisition of UAB Motors and associated changes in how our chief operating decision maker is evaluating performance and allocating resources, we reaffirmed that each region represents an operating segment. Each region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their region. The financial matters of each region are managed by a regional chief financial officer who reports directly to our Chief Financial Officer. As part of this determination, we further concluded that the East and West Regions of the United States continue to be economically similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments and, therefore we aggregate these two regions into one reportable segment. As such, our three reportable segments are the U.S., which includes the activities of our corporate office, the U.K. and Brazil.
As of June 30, 2013, we owned and operated 180 franchises, representing 34 brands of automobiles, at 141 dealership locations and 36 collision service centers worldwide. We own 139 franchises at 109 dealerships, and 27 collision centers in the U.S., 19 franchises at 14 dealerships and four collision centers in the U.K. as well as 22 franchises at 18 dealerships and five collision service centers in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S., in 13 towns in the U.K. and in key metropolitan markets in the states of Sao Paulo and Parana in Brazil.
Outlook
During the first six months of 2013, consumer demand for new and used vehicles in the U.S. improved. According to industry experts, the average seasonally adjusted annual rate of sales in the U.S. (or “SAAR”) through the first six months of 2013 was 15.3 million units, compared to 14.1 million units for the same period in 2012. We believe that the improving economic trends provide opportunities for us to improve our operating results as we: (a) expand our new and used vehicle unit sales and improve our sales efficiency; (b) continue to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; (c) invest capital where necessary to support our anticipated growth, particularly in our parts and service business; and (d) further leverage our revenue and gross profit growth through continued cost controls.
The U.K. economy represents the sixth largest economy in the world. The U.K. market continues to outperform the rest of Europe. Vehicle registrations increased 13.4% in June 2013 and are up 10.0% through the first six months of 2013, when compared to the same period a year ago. The latest industry estimates have new vehicle sales continuing to grow for the remainder of the year.
The Brazilian economy represents the seventh largest in the world and recently has been one of the fastest growing economies in the world. We believe the Brazilian government's recent decision to not implement the planned increases in Industrial Products taxes ("IPI") that were scheduled for April 1, 2013 and the freeze of current tax rates indefinitely are positive developments for the market. However, the Brazilian economy is facing many challenges and is not demonstrating significant growth at the moment. During the three months ended June 30, 2013, we have seen a rise in inflation and interest rates and a decrease in the value of the Brazilian Real compared to the U.S. Dollar. We expect industry sales in Brazil to be flat in 2013, but we remain optimistic for growth in the longer run.
Our operations have generated, and we believe that our operations will continue to generate, positive cash flow. As such, we are focused on maximizing the return that we generate from our invested capital and positioning our balance sheet to take advantage of investment opportunities as they arise. We continue to closely scrutinize all planned future capital spending and work closely with our original equipment manufacturer (“OEM”) partners in this area to make prudent investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that our capital spending for the full year of 2013 will be approximately $70.0 million.

We remain committed to our growth-by-acquisition strategy. We believe that significant opportunities exist to enhance our portfolio with dealerships that meet our stringent investment criteria in the U.S., U.K. and Brazil. During the first six months of 2013, we completed the acquisition of 23 dealerships in the U.S., U.K. and Brazil. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders.
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
We generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year in the U.S., in the first and third quarters in the U.K. and expect higher volumes during the third and fourth quarters in Brazil. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. Other factors unrelated to seasonality, such as changes in economic condition, manufacturer incentive programs, or shifts in governmental taxes or regulations may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income.
For the three months ended June 30, 2013, total revenues increased 23.2% from 2012 levels to $2.3 billion and gross profit improved 19.6% to $341.3 million. For the six months ended June 30, 2013, total revenues increased 20.7% from 2012 levels to $4.3 billion and gross profit improved 17.6% to $641.8 million. Operating income increased from 2012 levels by 27.8% to $80.6 million for the three months ended June 30, 2013 and by 19.0% to $139.3 million for the six months ended June 30, 2013. Income before income taxes increased to $60.2 million for the second quarter of 2013, which was a 30.7% improvement over the second quarter last year, and increased to $99.4 million for the first half of 2013, which was a 19.3% improvement over 2012. For the three months ended June 30, 2013, we realized a 30.6% improvement in net income to $37.4 million and a 19.2% increase in diluted income per share to $1.43. For the six months ended June 30, 2013, we realized a 15.0% increase in net income to $59.5 million and a 6.4% increase in diluted income per share to $2.32. For the six months ended June 30, 2013, our net cash provided by operations was $87.3 million compared to net cash used in operations of $45.7 million in the same period in 2012.

Key Performance Indicators
Consolidated Statistical Data
The following table highlights certain of the key performance indicators we use to manage our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unit Sales
Retail Sales
New Vehicle	41,531	32,924	74,627	60,854
Used Vehicle	25,634	22,004	48,872	42,753
Total Retail Sales	67,165	54,928	123,499	103,607
Wholesale Sales	13,072	11,244	24,407	21,238
Total Vehicle Sales	80,237	66,172	147,906	124,845
Gross Margin
New Vehicle Retail Sales	5.8%	5.9%	5.8%	5.9%
Total Used Vehicle Sales	7.1%	7.4%	7.4%	7.7%
Parts and Service Sales	52.5%	53.1%	52.6%	52.6%
Total Gross Margin	14.6%	15.1%	14.9%	15.3%
SG&A(1) as a % of Gross Profit	73.6%	75.1%	75.5%	75.8%
Operating Margin	3.5%	3.3%	3.2%	3.3%
Pretax Margin	2.6%	2.4%	2.3%	2.3%
Finance and Insurance Revenues per Retail Unit Sold	$1,188	$1,191	$1,214	$1,184
(1)Selling, general and administrative expenses.
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.
SAAR has risen from an average of 14.1 million units for the six months ended June 30, 2012 to 15.3 million units for the same period in 2013. Our new vehicle retail sales revenues increased 27.3% and 24.7% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. This growth primarily reflects an increase in new vehicle unit sales of 26.1% and 22.6%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, as a result of stronger consumer confidence in the U.S., improved inventory levels and strong execution by our operating team, as well as dealership acquisition activity. New vehicle retail gross margin declined 10 basis points to 5.8% for both the three and six months ended June 30, 2013, as compared to the same periods in 2012 as gross profit per retail unit sold remained relatively flat on increased average retail sales prices.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our used vehicle retail sales revenues increased 17.2% and 15.5%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. This growth primarily reflects increases in the used vehicle retail unit sales of 16.5% and 14.3%, as compared to the respective periods in 2012, including the impact if our recent dealership acquisitions in the U.K. and Brazil. The improving U.S. economic environment that has benefited new vehicle sales also supported improved used vehicle demand. Used vehicle retail gross margin declined 40 and 30 basis points, respectively, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. Used vehicle margins are generally lower in our U.K. and Brazil segments. So, this decline in used vehicle gross margin primarily relates to the mix shift effect, as a result of a larger contribution from these foreign segments.
Our parts and service sales increased 18.4% and 15.0%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. This growth was driven by increases in all aspects of our business: collision, customer-pay, warranty, and wholesale parts. Our parts and service gross margin decreased 60 basis points for the second quarter of 2013, primarily due to a mix shift with the acquisition of our Brazil segment, which generally realizes lower parts and service gross margins particularly within the warranty parts and service business. Parts and service gross margin remained flat for the six months ended June 30, 2013, as compared to the same period in 2012.
Our consolidated finance and insurance revenues per retail unit sold decreased by $3 for the three months ended June 30, 2013, as compared to the same period in 2012, more than explained by the mix effect of our recent Brazil and U.K. acquisitions. Finance and insurance revenues per retail unit sold increased $30 for the six months ended June 30, 2013, as compared to the same period in 2012, primarily as a result of higher income per contract, partially offset by unfavorable country mix.
Our total gross margin decreased 50 basis points for the three months ended June 30, 2013 and 40 basis points for the first half of 2013, as compared to the same periods in 2012, primarily due to the shift in business mix towards the lower margin new and used vehicle businesses and growing contribution from our foreign segments.
Our consolidated SG&A expenses decreased as a percentage of gross profit by 150 basis points to 73.6% for the three months ended June 30, 2013 and by 30 basis points to 75.5% for the six months ended June 30, 2013, as compared to the same periods in 2012, reflecting the leverage of our cost structure realized with the improved revenue and gross profit, partially offset by unfavorable country mix.
For the three and six months ended June 30, 2013, floorplan interest expense increased 38.3% and 30.7%, respectively, as compared to the same periods in 2012, primarily as a result of an increase in our floorplan borrowings from dealership acquisitions, particularly in Brazil, and improved inventory supply. Other interest expense, net increased 4.1% and 3.2%, respectively, for the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily reflecting increased mortgage borrowings associated with dealership real estate.
We address these items further, and other variances between the periods presented, in the “Results of Operations” section below.
Critical Accounting Policies and Accounting Estimates
The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions.
We disclosed certain critical accounting policies and estimates in our Form 10-K for the year ended December 31, 2012 (the "2012 Form 10-K"), and no significant changes have occurred since that time.

Results of Operations
The following tables present comparative financial and non-financial data for the three and six months ended June 30, 2013 and 2012 of (a) our “Same Store” locations, (b) those locations acquired or disposed of during the periods (“Transactions”), and (c) the consolidated company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.

Total Same Store Data
The following table summarizes our combined Same Store results for the three and six months ended June 30, 2013, as compared to 2012:
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Revenues
New vehicle retail	$1,117,203	6.7%	$1,047,135	$2,084,535	7.7%	$1,936,297
Used vehicle retail	466,996	5.7%	441,638	887,462	4.8%	846,603
Used vehicle wholesale	67,987	(3.1)%	70,140	130,143	(3.3)%	134,530
Parts and service	231,110	8.8%	212,324	450,751	7.1%	420,751
Finance, insurance and other	73,646	15.3%	63,851	139,109	16.0%	119,940
Total revenues	$1,956,942	6.6%	$1,835,088	$3,692,000	6.8%	$3,458,121
Cost of Sales
New vehicle retail	$1,055,229	7.1%	$984,919	$1,970,279	8.1%	$1,822,518
Used vehicle retail	427,846	5.9%	403,855	812,020	5.0%	773,207
Used vehicle wholesale	67,746	(2.9)%	69,737	127,728	(2.8)%	131,461
Parts and service	107,532	7.8%	99,795	211,182	5.9%	199,426
Total cost of sales	$1,658,353	6.4%	$1,558,306	$3,121,209	6.6%	$2,926,612
Gross profit	$298,589	7.9%	$276,782	$570,791	7.4%	$531,509
SG&A	$223,740	8.0%	$207,158	$433,250	8.1%	$400,654
Depreciation and amortization expenses	$7,997	6.5%	$7,508	$15,686	7.0%	$14,659
Floorplan interest expense	$8,716	14.5%	$7,612	$16,783	11.5%	$15,054
Gross Margin
New vehicle retail	5.5%		5.9%	5.5%		5.9%
Total used vehicle	7.4%		7.5%	7.7%		7.8%
Parts and service	53.5%		53.0%	53.1%		52.6%
Total gross margin	15.3%		15.1%	15.5%		15.4%
SG&A as a % of gross profit	74.9%		74.8%	75.9%		75.4%
Operating margin	3.4%		3.4%	3.3%		3.4%
Finance and insurance revenues per retail unit sold	$1,328	10.1%	$1,206	$1,328	10.9%	$1,197
The discussion that follows provides explanation for the material variances noted above. In addition, each table presents, by primary statement of operations line item, comparative financial and non-financial data of our Same Store locations, Transactions and the consolidated company for the three and six months ended June 30, 2013 and 2012.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Retail Unit Sales
Same Stores
U.S.	31,234	5.3%	29,650	58,657	5.5%	55,579
U.K.	2,111	2.2%	2,065	3,323	3.5%	3,212
Total - Same Stores	33,345	5.1%	31,715	61,980	5.4%	58,791
Transactions
U.S.	1,355		1,130	2,710		1,984
U.K.	1,494		79	3,109		79
Brazil	5,337		—	6,828		—
Total	41,531	26.1%	32,924	74,627	22.6%	60,854
Retail Sales Revenues
Same Stores
U.S.	$1,043,855	7.2%	$973,510	$1,969,874	8.1%	$1,823,065
U.K.	73,348	(0.4)%	73,625	114,661	1.3%	113,232
Total - Same Stores	1,117,203	6.7%	1,047,135	2,084,535	7.7%	1,936,297
Transactions
U.S.	34,751		30,061	71,365		53,494
U.K.	37,126		3,514	90,637		3,514
Brazil	187,139		—	239,917		—
Total	$1,376,219	27.3%	$1,080,710	$2,486,454	24.7%	$1,993,305
Gross Profit
Same Stores
U.S.	$56,630	(0.6)%	$56,969	$105,817	0.3%	$105,477
U.K.	5,344	1.8%	5,247	8,439	1.7%	8,302
Total - Same Stores	61,974	(0.4)%	62,216	114,256	0.4%	113,779
Transactions
U.S.	1,696		1,366	4,089		2,623
U.K.	1,816		260	5,354		260
Brazil	14,879		—	19,301		—
Total	$80,365	25.9%	$63,842	$143,000	22.6%	$116,662
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,813	(5.6)%	$1,921	$1,804	(5.0)%	$1,898
U.K.	$2,532	(0.4)%	$2,541	$2,540	(1.7)%	$2,585
Total - Same Stores	$1,859	(5.2)%	$1,962	$1,843	(4.8)%	$1,935
Transactions
U.S.	$1,252		$1,209	$1,509		$1,322
U.K.	$1,216		$3,291	$1,722		$3,291
Brazil	$2,788		$—	$2,827		$—
Total	$1,935	(0.2)%	$1,939	$1,916	(0.1)%	$1,917

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Gross Margin
Same Stores
U.S.	5.4%		5.9%	5.4%		5.8%
U.K.	7.3%		7.1%	7.4%		7.3%
Total - Same Stores	5.5%		5.9%	5.5%		5.9%
Transactions
U.S.	4.9%		4.5%	5.7%		4.9%
U.K.	4.9%		7.4%	5.9%		7.4%
Brazil	8.0%		—	8.0%		—
Total	5.8%		5.9%	5.8%		5.9%

Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Toyota	10,300	2.1%	10,091	19,246	3.1%	18,666
BMW	4,005	7.9%	3,711	7,262	8.0%	6,723
Honda	3,496	(2.6)%	3,590	6,795	2.4%	6,637
Nissan	3,331	6.9%	3,115	6,564	6.0%	6,190
Ford	3,301	19.7%	2,758	6,319	13.6%	5,564
Volkswagen	2,138	3.8%	2,060	3,176	0.5%	3,159
General Motors	1,845	(3.3)%	1,908	3,612	(0.4)%	3,627
Mercedes-Benz	1,763	12.5%	1,567	3,259	12.8%	2,889
Chrysler	1,623	12.8%	1,439	3,038	12.2%	2,708
Hyundai	1,085	5.4%	1,029	1,832	4.4%	1,755
Other	458	2.5%	447	877	0.5%	873
Total	33,345	5.1%	31,715	61,980	5.4%	58,791
Coupled with the increase in overall industry sales, we believe the focus that we have placed on improving our dealership sales processes has contributed to increased Same Store new vehicle retail sales and profit. Our total Same Store new vehicle retail sales revenues increased 6.7% for the three months ended June 30, 2013, as compared to the same period in 2012, primarily as a result of increased U.S. new vehicle retail unit sales of 5.3%. The U.S. Same Store revenues for the three months ended June 30, 2013 improved 7.6% and 14.7% in our luxury and domestic brands, respectively, as compared to the same period in 2012. The U.S. Same Store revenues also increased by 3.6% in our import brands. The mix shift effect contributed to an increase in our U.S. Same Store revenues per retail unit (“PRU”), which grew 1.8% to $33,421 during the second quarter of 2013, as compared to the same period in 2012. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Our total Same Store new vehicle gross profit decreased 0.4% for the three months ended June 30, 2013, as compared to the same period in 2012, driven by a 5.6% decline in U.S. Same Store gross profit PRU to $1,813. As a result, our total Same Store new vehicle gross margin for the three months ended June 30, 2013 declined 40 basis points as compared to the same period in 2012. The decline was due to lower margins at our U.S. luxury and import brand dealerships.
For the six months ended June 30, 2013, total Same Store new vehicle retail sales revenues increased 7.7% and unit sales increased 5.4%, as compared to the same period in 2012. Our U.S. Same Store new vehicle retail revenues PRU increased 2.4% to $33,583 and unit sales increased 9.9%, 8.9%, and 2.6% in our luxury, domestic and import categories, respectively. Total Same Store gross profit PRU decreased 4.8% to $1,843 in the first half of 2013 from $1,935 during the same period in 2012, and, as a result, our gross margin decreased 40 basis points from 5.9% to 5.5%.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the three months ended June 30, 2013 and 2012 was $10.0 million and $8.7 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 69.3% in the fourth quarter of 2010 to 115.9% in the third quarter of 2012 and was 92.1% for the second quarter of 2013. In the U.S., manufacturer's interest assistance was 115.8% of floorplan interest expense in the second quarter of 2013.
We increased our new vehicle inventory levels by $105.9 million, or 11.8%, from $895.5 million as of December 31, 2012 to $1,001.4 million as of June 30, 2013, primarily in response to an improved selling environment and the U.S. summer selling season, as well as our recent dealership acquisitions. We increased our new vehicle inventory levels by $236.6 million, or 30.9%, from $764.8 million as of June 30, 2012. Our consolidated days' supply of new vehicle inventory increased to 67 days as of June 30, 2013 compared to 63 days as of December 31, 2012 and June 30, 2012.
Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Retail Unit Sales
Same Stores
U.S.	20,787	3.9%	19,998	40,530	3.0%	39,337
U.K.	1,319	8.9%	1,211	2,246	8.8%	2,065
Total Same Stores	22,106	4.2%	21,209	42,776	3.3%	41,402
Transactions
U.S.	1,141		765	2,514		1,321
U.K.	1,205		30	2,006		30
Brazil	1,182		—	1,576		—
Total	25,634	16.5%	22,004	48,872	14.3%	42,753
Retail Sales Revenues
Same Stores
U.S.	$430,215	5.7%	$407,154	$826,241	4.7%	$789,418
U.K.	36,781	6.7%	34,484	61,221	7.1%	57,185
Total Same Stores	466,996	5.7%	441,638	887,462	4.8%	846,603
Transactions
U.S.	18,358		13,581	40,671		23,590
U.K.	21,648		1,015	42,173		1,015
Brazil	27,802		—	35,897		—
Total	$534,804	17.2%	$456,234	$1,006,203	15.5%	$871,208

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Gross Profit
Same Stores
U.S.	$36,632	4.0%	$35,212	$71,783	2.9%	$69,764
U.K.	2,518	(2.1)%	2,571	3,659	0.7%	3,632
Total Same Stores	39,150	3.6%	37,783	75,442	2.8%	73,396
Transactions
U.S.	1,708		1,013	4,175		1,797
U.K.	1,534		50	2,612		50
Brazil	1,113		—	1,552		—
Total	$43,505	12.0%	$38,846	$83,781	11.3%	$75,243
Gross Profit per Unit Sold
Same Stores
U.S.	$1,762	0.1%	$1,761	$1,771	(0.1)%	$1,773
U.K.	$1,909	(10.1)%	$2,123	$1,629	(7.4)%	$1,759
Total Same Stores	$1,771	(0.6)%	$1,781	$1,764	(0.5)%	$1,773
Transactions
U.S.	$1,497		$1,324	$1,661		$1,360
U.K.	$1,273		$1,667	$1,302		$1,667
Brazil	$942		—	$985		—
Total	$1,697	(3.9)%	$1,765	$1,714	(2.6)%	$1,760
Gross Margin
Same Stores
U.S.	8.5%		8.6%	8.7%		8.8%
U.K.	6.8%		7.5%	6.0%		6.4%
Total Same Stores	8.4%		8.6%	8.5%		8.7%
Transactions
U.S.	9.3%		7.5%	10.3%		7.6%
U.K.	7.1%		4.9%	6.2%		4.9%
Brazil	4.0%		—	4.3%		—
Total	8.1%		8.5%	8.3%		8.6%
Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Wholesale Unit Sales
Same Stores
U.S.	9,405	(0.5)%	9,454	18,398	0.6%	18,282
U.K.	1,381	14.3%	1,208	2,141	12.8%	1,898
Total Same Stores	10,786	1.2%	10,662	20,539	1.8%	20,180
Transactions
U.S.	535		551	1,199		1,027
U.K.	870		31	1,553		31
Brazil	881		—	1,116		—
Total	13,072	16.3%	11,244	24,407	14.9%	21,238

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Wholesale Sales Revenues
Same Stores
U.S.	$54,602	(5.7)%	$57,902	$109,629	(4.5)%	$114,853
U.K.	13,385	9.4%	12,238	20,514	4.3%	19,677
Total Same Stores	67,987	(3.1)%	70,140	130,143	(3.3)%	134,530
Transactions
U.S.	2,123		2,712	4,766		5,179
U.K.	4,573		282	11,208		282
Brazil	8,633		—	11,750		—
Total	$83,316	13.9%	$73,134	$157,867	12.8%	$139,991
Gross Profit
Same Stores
U.S.	$471	(29.7)%	$670	$2,576	(20.3)%	$3,232
U.K.	(230)	(13.9)%	(267)	(161)	(1.2)%	(163)
Total Same Stores	241	(40.2)%	403	2,415	(21.3)%	3,069
Transactions
U.S.	(224)		(56)	(202)		(18)
U.K.	(383)		(24)	(369)		(24)
Brazil	878		—	1,090		—
Total	$512	58.5%	$323	$2,934	(3.1)%	$3,027
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$50	(29.6)%	$71	$140	(20.9)%	$177
U.K.	$(167)	(24.4)%	$(221)	$(75)	(12.8)%	$(86)
Total Same Stores	$22	(42.1)%	$38	$118	(22.4)%	$152
Transactions
U.S.	$(419)		$(102)	$(168)		$(18)
U.K.	$(440)		(774)	$(238)		(774)
Brazil	$997		—	$977		—
Total	$39	34.5%	$29	$120	(16.1)%	$143
Gross Margin
Same Stores
U.S.	0.9%		1.2%	2.3%		2.8%
U.K.	(1.7)%		(2.2)%	(0.8)%		(0.8)%
Total Same Stores	0.4%		0.6%	1.9%		2.3%
Transactions
U.S.	(10.6)%		(2.1)%	(4.2)%		(0.3)%
U.K.	(8.4)%		(8.5)%	(3.3)%		(8.5)%
Brazil	10.2%		—	9.3%		—
Total	0.6%		0.4%	1.9%		2.2%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Used Vehicle Unit Sales
Same Stores
U.S.	30,192	2.5%	29,452	58,928	2.3%	57,619
U.K.	2,700	11.6%	2,419	4,387	10.7%	3,963
Total Same Stores	32,892	3.2%	31,871	63,315	2.8%	61,582
Transactions
U.S.	1,676		1,316	3,713		2,348
U.K.	2,075		61	3,559		61
Brazil	2,063		—	2,692		—
Total	38,706	16.4%	33,248	73,279	14.5%	63,991
Sales Revenues
Same Stores
U.S.	$484,816	4.2%	$465,056	$935,870	3.5%	$904,271
U.K.	50,167	7.4%	46,722	81,735	6.3%	76,862
Total Same Stores	534,983	4.5%	511,778	1,017,605	3.7%	981,133
Transactions
U.S.	20,483		16,293	45,437		28,769
U.K.	26,219		1,297	53,381		1,297
Brazil	36,435		—	47,647		—
Total	$618,120	16.8%	$529,368	$1,164,070	15.1%	$1,011,199
Gross Profit
Same Stores
U.S.	$37,103	3.4%	$35,881	$74,359	1.9%	$72,996
U.K.	2,288	(0.7)%	2,305	3,498	0.8%	3,469
Total Same Stores	39,391	3.2%	38,186	77,857	1.8%	76,465
Transactions
U.S.	1,485		958	3,975		1,780
U.K.	1,150		25	2,241		25
Brazil	1,991		—	2,642		—
Total	$44,017	12.4%	$39,169	$86,715	10.8%	$78,270
Gross Profit per Unit Sold
Same Stores
U.S.	$1,229	0.9%	$1,218	$1,262	(0.4)%	$1,267
U.K.	$847	(11.1)%	$953	$797	(8.9)%	$875
Total Same Stores	$1,198	—%	$1,198	$1,230	(1.0)%	$1,242
Transactions
U.S.	$886		$728	$1,071		$758
U.K.	$554		$410	$630		$410
Brazil	$965		—	$981		$—
Total	$1,137	(3.5)%	$1,178	$1,183	(3.3)%	$1,223

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Gross Margin
Same Stores
U.S.	7.7%		7.7%	7.9%		8.1%
U.K.	4.6%		4.9%	4.3%		4.5%
Total Same Stores	7.4%		7.5%	7.7%		7.8%
Transactions
U.S.	7.2%		5.9%	8.7%		6.2%
U.K.	4.4%		1.9%	4.2%		1.9%
Brazil	5.5%		—	5.5%		—
Total	7.1%		7.4%	7.4%		7.7%
In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory.
The improved U.S. economic conditions, uptick in U.S. consumer confidence, and a stronger new vehicle selling environment translated into an increase in total used vehicle demand. Coupled with our emphasis on improving our dealership sales processes, our total Same Store used vehicle retail revenues increased 5.7% for the three months ended June 30, 2013, as compared to the same period in 2012. This improvement reflects both an increase in total Same Store used vehicle retail unit sales and growth in our average used vehicle retail selling price. Our U.S. Same Store average used vehicle retail selling price increased 1.7%, or $336, while our U.S. Same Store used vehicle retail units sold increased 3.9% for the three months ended June 30, 2013, as compared to the same period in 2012. For the six months ended June 30, 2013, our total Same Store used vehicle retail revenue improved by 4.8% as a result of a 3.3% increase in Same Store used vehicle retail unit sales, as compared to the same period in 2012, as well as an increase in our average selling price PRU of 1.5% to $20,747.
Our U.S. Same Store certified pre-owned vehicles ("CPO") volume increased 1.8% to 5,805 units sold for the three months ended June 30, 2013, as compared to the same period of 2012. As a percentage of the U.S. Same Store used vehicle retail unit sales, CPO units declined 60 basis points to 27.9% for the second quarter of 2013, as compared to the same period in 2012. CPO units sold represented 28.2% of U.S. Same Store used retail units sold for the six months ended June 30, 2013, as compared to 29.2% for the same period in 2012.
In total, Same Store retail used vehicle gross profit improved 3.6% and 2.8% for the three months and six months ended in June 30, 2013, as compared to the same periods in 2012, while gross margin declined 20 basis points in both periods, as compared to the same periods in 2012. The gross margin decline was primarily driven by 10 basis point decreases in our U.S. Same Store used retail vehicle margins in both periods to 8.5% and 8.7%, respectively. Our U.S. Same Store used retail gross profit PRU remained relatively flat for the three months and six months ended June 30, 2013, as compared to the same periods in 2012, while our U.S. average sales price PRU increased by 1.7% and 1.6%, respectively, as compared to the same periods in 2012.
During the second quarter of 2013, total Same Store wholesale used vehicle revenue declined by 3.1%, as our U.S. Same Store wholesale used vehicle unit sales decreased 0.5%, as compared to the same period in 2012. This decline was partially offset by our U.K. Same Store wholesale used vehicle unit sales that increased 14.3%, corresponding to the overall rise in new and used retail sales volume. Total Same Store wholesale used vehicle gross profit per unit decreased $16 to $22 for the three months ended June 30, 2013 and $34 to $118 for the six months ended June 30, 2013, as compared to the same periods in 2012. These declines in profitability correspond with our continued focus on maximizing our used vehicle retail sales, as well as with the decrease in used vehicle market prices during the second quarter of 2013, reflected in the decline in the Manheim index.
We increased our used vehicle inventory levels by $41.1 million, or 22.3%, from $184.8 million as of December 31, 2012 to $225.9 million as of June 30, 2013, primarily in response to an improved selling environment and the summer selling season, as well as our recent dealership acquisitions. We increased our used vehicle inventory levels by $30.9 million, or 15.9%, from $195.0 million as of June 30, 2012. Our supply of used vehicle inventory was 33 days at June 30, 2013, which was down from December 31, 2012 levels of 38 days and up from 31 days at June 30, 2012.

Parts and Service Data
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Parts and Services Revenue
Same Stores
U.S.	$219,440	8.7%	$201,843	$430,552	7.0%	$402,554
U.K.	11,670	11.3%	10,481	20,199	11.0%	18,197
Total Same Stores	231,110	8.8%	212,324	450,751	7.1%	420,751
Transactions
U.S.	4,645		7,452	9,886		12,126
U.K.	5,354		537	11,596		537
Brazil	19,841		—	26,227		—
Total	$260,950	18.4%	$220,313	$498,460	15.0%	$433,414
Gross Profit
Same Stores
U.S.	$117,431	9.9%	$106,864	$229,181	8.4%	$211,435
U.K.	6,147	8.5%	5,665	10,388	5.0%	9,890
Total Same Stores	123,578	9.8%	112,529	239,569	8.2%	221,325
Transactions
U.S.	2,467		4,111	5,540		6,600
U.K.	3,447		258	6,690		258
Brazil	7,579		—	10,290		—
Total	$137,071	17.3%	$116,898	$262,089	14.9%	$228,183
Gross Margin
Same Stores
U.S.	53.5%		52.9%	53.2%		52.5%
U.K.	52.7%		54.1%	51.4%		54.3%
Total Same Stores	53.5%		53.0%	53.1%		52.6%
Transactions
U.S.	53.1%		55.2%	56.0%		54.4%
U.K.	64.4%		48.0%	57.7%		48.0%
Brazil	38.2%		—	39.2%		—
Total	52.5%		53.1%	52.6%		52.6%
Our total Same Store parts and service revenues increased 8.8% to $231.1 million for the three months ended June 30, 2013 and 7.1% to $450.8 million for the six months ended June 30, 2013, as compared to the same periods in 2012. Our U.S. Same Store parts and service revenues increased 8.7%, or $17.6 million, for the three months ended June 30, 2013, as compared to the same period in 2012, driven primarily by a 15.0% increase in warranty revenues, a 23.0% increase in collision revenue, a 4.5% increase in customer-pay parts and service sales, and a 5.4% increase in wholesale parts revenues, when compared to the same period in 2012. Similarly, for the six months ended June 30, 2013, our US Same Store parts and service revenues increased 7.0%, as compared to the same period in 2012. The overall increase in our U.S. Same Store parts and service revenue consisted of improvements in our warranty parts and service revenues of 11.3%, our collision revenues of 18.0%, our customer pay parts and service revenues of 3.5%, and our wholesale parts business of 4.9%. The growth of our U.S. collision revenues was bolstered by the impact of the hailstorms in Oklahoma and Texas during 2013. We continue to invest in our parts and service business through technology, facilities, and man-power. Coupled with the building of units in operations in the U.S., these investments are driving our parts and service growth.
Our total Same Store gross profit for the three and six months ended June 30, 2013 increased 9.8% and 8.2%, respectively, as compared to the same periods in 2012. For the three months ended June 30, 2013, our U.S. Same Store parts and service margins improved 60 basis points, as compared to the same period in 2012. Similarly, for the six months ended June 30, 2013, our U.S. Same Store parts and service margins increased 70 basis points, as compared to the same period in 2012. The increases in both periods were primarily due to improved profitability in our warranty and customer-pay parts and service business units, as well as a higher volume of internal work between the parts and service departments of our dealerships and the new and used vehicle departments, which was generated by improved new and used retail vehicles sales volumes.
Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Retail New and Used Unit Sales
Same Stores
U.S.	52,021	4.8%	49,648	99,187	4.5%	94,916
U.K.	3,430	4.7%	3,276	5,569	5.5%	5,277
Total Same Stores	55,451	4.8%	52,924	104,756	4.6%	100,193
Transactions
U.S.	2,496		1,895	5,224		3,305
U.K.	2,699		109	5,115		109
Brazil	6,519		—	8,404		—
Total	67,165	22.3%	54,928	123,499	19.2%	103,607
Retail Finance Fees
Same Stores
U.S.	$24,222	15.8%	$20,912	$46,468	16.9%	$39,749
U.K.	1,338	15.3%	1,160	2,114	14.8%	1,842
Total Same Stores	25,560	15.8%	22,072	48,582	16.8%	41,591
Transactions
U.S.	832		640	1,797		1,090
U.K.	698		51	1,581		51
Brazil	732		—	949		—
Total	$27,822	22.2%	$22,763	$52,909	23.8%	$42,732
Vehicle Service Contract Fees
Same Stores
U.S.	$28,608	11.0%	$25,782	$54,770	11.4%	$49,153
U.K.	5	(61.5)%	13	—	(100.0)%	8
Total Same Stores	28,613	10.9%	25,795	54,770	11.4%	49,161
Transactions
U.S.	882		528	1,769		925
U.K.	47		3	56		3
Brazil	—		—	—		—
Total	$29,542	12.2%	$26,326	$56,595	13.0%	$50,089
Insurance and Other
Same Stores
U.S.	18,525	21.7%	15,218	34,473	23.0%	28,036
U.K.	948	23.8%	766	1,284	11.5%	1,152
Total Same Stores	19,473	21.8%	15,984	35,757	22.5%	29,188
Transactions
U.S.	595		339	1,179		621
U.K.	516		23	1,270		23
Brazil	1,873		—	2,248		—
Total	22,457	37.4%	16,346	40,454	35.6%	29,832

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Total
Same Stores
U.S.	71,355	15.3%	61,912	135,711	16.1%	116,938
U.K.	2,291	18.2%	1,939	3,398	13.2%	3,002
Total Same Stores	73,646	15.3%	63,851	139,109	16.0%	119,940
Transactions
U.S.	2,309		1,507	4,745		2,636
U.K.	1,261		77	2,907		77
Brazil	2,605		—	3,197		—
Total	79,821	22.0%	65,435	149,958	22.3%	122,653
Finance and Insurance Revenues per Unit Sold
Same Stores
U.S.	1,372	10.0%	1,247	1,368	11.0%	1,232
U.K.	668	12.8%	592	610	7.2%	569
Total Same Stores	1,328	10.1%	1,206	1,328	10.9%	1,197
Transactions
U.S.	925		795	908		798
U.K.	467		706	568		706
Brazil	400		—	380		—
Total	1,188	(0.3)%	1,191	1,214	2.5%	1,184
Our focus on improving our finance and insurance business processes, coupled with improved retail vehicle sales volumes, continued to generate growth in our finance and insurance revenues. Our total Same Store finance and insurance revenues increased 15.3%, to $73.6 million, for the three months ended June 30, 2013, as compared to the same period in 2012. Improvement in the U.S. was primarily driven by an increase in income per contract from all of our major product offerings, as well as a 230 basis point improvement in finance penetration rates and a 4.8% increase in new and used retail units. These increases more than offset an increase in chargeback expense. As a result, our total Same Store finance and insurance revenues PRU improved 10.1% to $1,328, as compared to the same period in 2012.
For the first half of 2013, our Same Store finance and insurance revenues improved 16.0% over the same period in 2012, primarily reflecting a 4.5% increase in our U.S. new and used retail sales volumes, coupled with a 9.1% increase in our finance income per contract in the U.S. and improvements in penetration rates in our major U.S. product offerings. For the six months ended June 30, 2013, our total Same Store revenues PRU increased 10.9%, or $131, to $1,328, as compared to the same period in 2012.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Personnel
Same Stores
U.S.	$125,613	6.3%	$118,205	$248,924	5.7%	$235,407
U.K.	7,366	7.6%	6,843	12,317	7.4%	11,466
Total Same Stores	132,979	6.3%	125,048	261,241	5.8%	246,873
Transactions
U.S.	4,972		4,279	10,113		7,489
U.K.	3,274		330	7,787		330
Brazil	12,377		—	16,159		—
Total	$153,602	18.5%	$129,657	$295,300	15.9%	$254,692
Advertising
Same Stores
U.S.	$13,141	3.1%	$12,751	$24,591	1.5%	$24,224
U.K.	427	21.0%	353	667	12.3%	594
Total Same Stores	13,568	3.5%	13,104	25,258	1.8%	24,818
Transactions
U.S.	877		868	1,930		1,444
U.K.	330		31	517		31
Brazil	696		—	849		—
Total	$15,471	10.5%	$14,003	$28,554	8.6%	$26,293
Rent and Facility Costs
Same Stores
U.S.	$21,965	5.3%	$20,854	$44,097	5.6%	$41,770
U.K.	1,283	(13.7)%	1,487	2,039	(11.7)%	2,309
Total Same Stores	23,248	4.1%	22,341	46,136	4.7%	44,079
Transactions
U.S.	886		1,022	1,606		1,699
U.K.	819		132	2,062		132
Brazil	4,299		—	5,793		—
Total	$29,252	24.5%	$23,495	$55,597	21.1%	$45,910
Other SG&A
Same Stores
U.S.	$50,805	18.0%	$43,061	$95,528	20.3%	$79,432
U.K.	3,140	(12.9)%	3,604	5,087	(6.7)%	5,452
Total Same Stores	53,945	15.6%	46,665	100,615	18.5%	84,884
Transactions
U.S.	(7,439)		276	(6,484)		1,429
U.K.	1,931		231	4,129		231
Brazil	4,397		—	6,881		—
Total	$52,834	12.0%	$47,172	$105,141	21.5%	$86,544

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Total SG&A
Same Stores
U.S.	211,524	8.5%	194,871	413,140	8.5%	380,833
U.K.	12,216	(0.6)%	12,287	20,110	1.5%	19,821
Total Same Stores	223,740	8.0%	207,158	433,250	8.1%	400,654
Transactions
U.S.	(704)		6,445	7,165		12,061
U.K.	6,354		724	14,495		724
Brazil	21,769		—	29,682		—
Total	251,159	17.2%	214,327	484,592	17.2%	413,439
Total Gross Profit
Same Stores
U.S.	282,519	8.0%	261,626	545,068	7.5%	506,846
U.K.	16,070	6.0%	15,156	25,723	4.3%	24,663
Total Same Stores	298,589	7.9%	276,782	570,791	7.4%	531,509
Transactions
U.S.	7,957		7,942	18,350		13,639
U.K.	7,674		620	17,192		620
Brazil	27,054		—	35,430		—
Total	341,274	19.6%	285,344	641,763	17.6%	545,768
SG&A as a % of Gross Profit
Same Stores
U.S.	74.9%		74.5%	75.8%		75.1%
U.K.	76.0%		81.1%	78.2%		80.4%
Total Same Stores	74.9%		74.8%	75.9%		75.4%
Transactions
U.S.	(8.8)%		81.2%	39.0%		88.4%
U.K.	82.8%		116.8%	84.3%		116.8%
Brazil	80.5%		—	83.8%		—
Total	73.6%		75.1%	75.5%		75.8%

Employees	11,000		9,100	11,000		9,100
Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions. Our total Same Store SG&A increased 8.0%, or $16.6 million, for the three months ended June 30, 2013, as compared to the same period in 2012. For the six months ended on June 30, 2013, total Same Store SG&A increased 8.1%, or $32.6 million.
Personnel costs also increased for the three and six months ended June 30, 2013, generally correlating with increased vehicle sales. Our total Same Store rent and facility costs increased $0.9 million, or 4.1% to $23.2 million, while our U.S. Same Store rent and facility costs increased $1.1 million, or 5.3%, for the three months ended June 30, 2013 as compared with the same period in 2012. For the six months ended June 30, 2013, our total Same Store rent and facility costs increased 4.7% to $46.1 million, and our U.S. Same Store rent and facility increased 5.6%, or $2.3 million, as compared with the same period in 2012. The increases in the U.S. were primarily due to insurance deductible charges associated with building damage from certain catastrophic events that occurred during the first six months of 2013, as well as other building maintenance activities. Our total Same Store other SG&A increased 15.6% and 18.5%, respectively, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. These increases were also primarily attributable to insurance deductible charges related to damages suffered to vehicle inventory in multiple catastrophic events in the U.S. in the first half of 2013, as well as $5.2 million of costs incurred in the first three months of 2013 from our corporate office for professional advisory services associated with the acquisition of UAB Motors. We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers in order to rationalize our cost structure.
Primarily as a result of the costs associated with the catastrophic events and professional advisory services explained above, our total Same Store SG&A increases outpaced our Same Store gross profit growth of 7.9% and 7.4% for the three and six months ended on June 30, 2013. As a result our total Same Store SG&A as a percentage of gross profit increased 10 basis points to 74.9% and 50 basis points to 75.9% for three and six months ended on June 30, 2013, as compared to the same periods in 2012.
Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Same Stores
U.S.	$7,562	9.1%	$6,933	$14,826	9.0%	$13,598
U.K.	435	(24.3)%	575	860	(18.9)%	1,061
Total Same Stores	7,997	6.5%	7,508	15,686	7.0%	14,659
Transactions
U.S.	313		221	618		306
U.K.	188		13	374		13
Brazil	386		—	619		—
Total	$8,884	14.8%	$7,742	$17,297	15.5%	$14,978
Our total Same Store depreciation and amortization expense increased 6.5% and 7.0%, respectively, for the three and six months ended June 30, 2013, as compared to the same period in 2012, as we continue to strategically add dealership-related real estate to our portfolio and to make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our OEM partners to maximize the return on our investments.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Same Stores
U.S.	$8,420	15.0%	$7,321	$16,449	12.5%	$14,625
U.K.	296	1.7%	291	334	(22.1)%	429
Total Same Stores	8,716	14.5%	7,612	16,783	11.5%	15,054
Transactions
U.S.	225		225	492		402
U.K.	125		26	393		26
Brazil	1,807		—	2,569		—
Total	$10,873	38.3%	$7,863	$20,237	30.7%	$15,482
Memo:
Manufacturer’s assistance	$10,010	15.6%	$8,658	$18,183	13.1%	$16,072
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month LIBOR (or Prime rate in some cases) in the U.S. and U.K. and a benchmark rate in Brazil plus a spread. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt.
As of June 30, 2013, we had effective interest rate swaps with an aggregate notional amount of $450.0 million that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.6%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Our total Same Store floorplan interest expense increased 14.5% to $8.7 million for the three months ended June 30, 2013, and 11.5% to $16.8 million, during the six months ended June 30, 2013, as compared to the same period in 2012. The increase primarily reflects growth in our weighted average floorplan borrowings outstanding in the U.S. of $204.5 million and $225.5 million for the three and six months ended June 30, 2013, respectively, which was necessary to support the growth in inventory that occurred in response to an improved selling environment and the U.S. summer selling season.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt and our other long-term debt, partially offset by interest income. For the three months ended June 30, 2013, other interest expense increased $0.4 million, or 4.1%, to $9.6 million, as compared to the same period in 2012. For the six months ended June 30, 2013, other net interest expense increased $0.6 million, or 3.2%, to $18.8 million, as compared to the same period in 2012. These increases were primarily associated with additional mortgage borrowings for dealership real estate and facilities.
Included in other interest expense, net for the three months ended June 30, 2013 and 2012 is non-cash, discount amortization expense of $2.7 million and $2.5 million, respectively, representing the impact of the accounting for convertible debt as required by ASC 470. Based on the principal amount of 2.25% Convertible Senior Notes due 2036 (“2.25% Notes”) and 3.00% Convertible Senior Notes due 2020 (“3.00% Notes”) outstanding, we anticipate that the ongoing non-cash discount amortization expense related to the convertible debt instruments will average $13.3 million annually through mid-2016, the point at which the 2.25% Note holders can first require us to redeem the 2.25% Notes, and then will be an annual average of $4.7 million through the first quarter of 2020.
Provision for Income Taxes
Our provision for income taxes increased $5.4 million to $22.8 million for the three months ended June 30, 2013, as compared to the same period in 2012, primarily due to the increase of pretax book income. For the three months ended June 30, 2013, our effective tax rate increased to 37.9% from 37.8% from the same period in 2012.
Our provision for income taxes increased $8.3 million to $39.9 million for the six months ended June 30, 2013, as compared to the same period in 2012, primarily due to the increase of pretax book income. For the six months ended June 30, 2013, our effective tax rate increased to 40.2% from 37.9% from the same period in 2012. This increase was primarily due to the $2.3 million tax effect of non-deductible acquisition costs, the tax effect of the dispositions of certain dealerships with non-deductible goodwill as well as the mix of our pretax income from the taxable states and foreign jurisdictions in which we operate.
We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income and taxes available in carry back periods. We expect our effective tax rate for the remainder of 2013 will be approximately 38.0%. This excludes the first quarter tax effect of non-deductible acquisition costs, and the second quarter tax effect of the dispositions of certain dealerships with non-deductible goodwill.
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
Cash on Hand. As of June 30, 2013, our total cash on hand was $10.9 million. Included in cash on hand are balances from various investments in debt securities, such as variable-rate demand obligations with manufacturer-affiliated finance companies, which have maturities of less than six months or are redeemable on demand by us. The balance of cash on hand excludes $82.0 million of immediately available funds that were used to pay down our Floorplan Line as of June 30, 2013. We use the pay down of our Floorplan Line as a channel for the short-term investment of excess cash.

Cash Flows. The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Net cash provided by (used in) operating activities	$87,308	$(45,721)
Net cash used in investing activities	(58,580)	(152,783)
Net cash provided by (used in) financing activities	(21,897)	193,633
Effect of exchange rate changes on cash	(629)	(480)
Net increase (decrease) in cash and cash equivalents	$6,202	$(5,351)
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
Sources and Uses of Liquidity from Operating Activities
For the six months ended June 30, 2013, we generated $87.3 million in net cash flow from operating activities, primarily driven by $59.5 million in net income, as well as significant non-cash adjustments related to depreciation and amortization of $17.3 million, amortization of debt discounts and debt issue costs of $6.8 million, deferred income taxes of $9.3 million and stock-based compensation of $7.0 million and net changes in operating assets and liabilities of $3.4 million. Included in the net changes of operating assets and liabilities were cash inflows of $19.2 million from decreases of vehicle receivables and contracts-in-transit, $46.3 million from increases in accounts payable and accrued expenses, $2.1 million from decreases in prepaid expenses and other assets and $43.9 million from the net increase in floorplan borrowings from manufacturer-affiliates. These cash inflows were partially offset by cash outflows of $111.9 million from increases of inventory levels and $3.1 million from increases in accounts and notes receivable.
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
Working Capital. At June 30, 2013, we had $88.0 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. For the U.S. borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles and borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 80% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the first six months of 2013, we used $58.6 million for investing activities, primarily related to the acquisition of 23 dealerships located in Brazil, the U.K. and the U.S. for $89.8 million in cash and 1.45 million shares of the Company's common stock. We also used $47.3 million during the first six months of 2013 for purchases of property and equipment to construct new and improve existing facilities, consisting of $32.4 million for capital expenditures and $10.7 million for the purchase of real estate associated with existing dealership operations as well as a $4.2 million net change in the accrual for capital expenditures. These cash outflows were partially offset by cash proceeds of $77.9 million from dispositions of assets, which was primarily related to the disposition of dealerships as well as the related real estate.

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
Capital Expenditures. Our capital expenditures include uses of cash to extend the useful lives of current facilities, and expenditures to start or expand operations. Our capital expenditures exclude real estate purchases. In general, capital expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, dealership acquisition activity, or manufacturer imaging programs. We forecast our capital expenditures for the full year of 2013 to be approximately $70.0 million, generally funded from excess cash.
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
Sources and Uses of Liquidity from Financing Activities
We used $21.9 million in net cash outflows from financing activities during the six months ended June 30, 2013, primarily related to $80.8 million of principal payments on debt, including $65.1 million for the extinguishment of debt assumed in the acquisition of 18 dealerships in Brazil, as well as $20.2 million for principal payments of long-term debt related to real estate loans. We used an additional $7.5 million for dividend payments during the first half of 2013. These cash outflows were partially offset by inflows of $78.2 million in net borrowings under the Floorplan Line, which included a net cash inflow of $30.3 million due to a decrease in our floorplan offset account.
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
Revolving Credit Facility. On June 20, 2013, we amended our Revolving Credit Facility principally to increase the total borrowing capacity from $1.35 billion to $1.7 billion and to extend the term from an expiration date on June 1, 2016 to June 20, 2018. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.6 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the original limits of a maximum of $1.6 billion for the Floorplan Line, as well as a maximum of $320.0 million and a minimum of $100.0 million for the Acquisition Line. Up to $125.0 million of the Acquisition Line can be borrowed in either Euros or Pound Sterling. The Revolving Credit Facility can be expanded to its maximum commitment of $1.95 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the one-month LIBOR plus 125 basis points for new vehicle inventory and the one-month LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points for borrowings in U.S. Dollars and 150 to 250 basis points on borrowings in Euros or Pounds Sterling, depending on our total adjusted leverage ratio. The Floorplan Line also requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line also requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on our total adjusted leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings.
As of June 30, 2013, after considering outstanding balances, we had $450.7 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $450.7 million available borrowings under the Floorplan Line was $82.0 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% as of June 30, 2013, excluding the impact of our interest rate swaps. After considering $29.3 million of outstanding letters of credit at June 30, 2013, and other factors included in our available borrowing base calculation, there was $263.6 million of available borrowing capacity under the Acquisition Line as of June 30, 2013. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.

All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries) including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments are limited to the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income of the Company for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket calculation, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of June 30, 2013, the Restricted Payment Basket totaled $146.3 million.
As of June 30, 2013, we were in compliance with all our Revolving Credit Facility’s financial covenants, including:

	As of June 30, 2013
	Required	Actual
Senior Secured Adjusted Leverage Ratio	< 3.75	2.19
Total Adjusted Leverage Ratio	< 5.50	3.17
Fixed Charge Coverage Ratio	> 1.35	2.16
Based upon our current five-year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our FMCC Facility provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $200.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of June 30, 2013, we had an outstanding balance of $150.2 million under the FMCC Facility with an available floorplan borrowing capacity of $49.8 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 3.50%. As of June 30, 2013, the interest rate on the FMCC Facility was 5.00% before considering the applicable incentives.
Other Credit Facilities. We have credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are evergreen arrangements that may be canceled with notice by either party and bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.37% to 3.95% as of June 30, 2013.
We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our operations in Brazil. These facilities have maturities ranging from a one month to twelve months. They may be canceled with notice by either party and bear interest at the base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 12.00% to 16.76% as of June 30, 2013.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of June 30, 2013, the interest rate charged on borrowings related to our rental vehicle fleet varied up to 5.00%. Rental vehicles are typically moved to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

The following table summarizes the position of our credit facilities as of June 30, 2013.

	As of June 30, 2013
Credit Facility	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,380,000	$929,314	$450,686
Acquisition Line (2)	320,000	29,288	263,553
Total Revolving Credit Facility	1,700,000	958,602	714,239
FMCC Facility	200,000	150,207	49,793
Total Credit Facilities (3)	$1,900,000	$1,108,809	$764,032

(1)	The available balance at June 30, 2013, includes $82.0 million of immediately available funds.

(2)	The outstanding balance of $29.3 million at June 30, 2013 is related to outstanding letters of credit. The available borrowings may be limited from time-to-time, based upon certain debt covenants.

(3)
The outstanding balance excludes $157.0 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.

Real Estate Credit Facility. The Mortgage Facility provides the right to expand to $83.4 million of term loans, of which $60.7 million has been used as of June 30, 2013. The term loans can be expanded provided that (a) no default or event of default exists under the Mortgage Facility, (b) we obtain commitments from the lenders who would qualify as assignees for such increased amounts, and (c) certain other agreed upon terms and conditions have been satisfied. The Mortgage Facility is guaranteed by us and essentially all of our existing and future direct and indirect domestic subsidiaries. Each loan is secured by the relevant real property (and improvements related thereto) that is mortgaged under the Mortgage Facility.
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
We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and are required to repay the aggregate principal amount outstanding on the maturity dates, from December 29, 2015 through February 27, 2017. During the six months ended June 30, 2013, we executed no additional borrowings and made principal payments on outstanding borrowings of $7.3 million from the Mortgage Facility. As of June 30, 2013, borrowings outstanding under the Mortgage Facility totaled $49.4 million, with $2.7 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
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
Real Estate Related Debt. We have entered into separate term mortgage loans with four of our manufacturer-affiliated finance partners, TMCC, MBFS, BMWFS, FMCC and several third party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on the relevant real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.67% and 9.00%, and at variable indexed rates plus between 2.25% and 3.35% per annum. As of June 30, 2013, the aggregate outstanding balance under these Real Estate Notes was $230.4 million, with $16.1 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We also entered into separate term mortgage loans in the U.K. with another third-party financial institution which are secured by our U.K. subsidiary properties. These mortgage loans (collectively, “Foreign Notes”) are being repaid in monthly installments that began in July 1998 and mature by November 2022. As of June 30, 2013, borrowings under the Foreign Notes totaled $16.3 million, with $2.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.

Further, we are limited under the terms of the Revolving Credit Facility and Mortgage Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of June 30, 2013, the Restricted Payment Basket under both facilities was $146.3 million and will increase in the future periods by 50.0% of our cumulative net income, as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases.
Stock Issuances. During the six months ended June 30, 2013, we issued 1.45 million shares of treasury stock, as part of the consideration paid for UAB Motors. No shares of our common stock have been issued or received under the 3.00% Purchased Options or the 3.00% Warrants. For diluted earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants as depicted in the table below under the heading “Potential Dilutive Shares.” Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, for EPS purposes, we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. As of June 30, 2013, changes in the average price of our common stock impacted the share settlement of the 3.00% Notes, the 3.00% Purchased Options and the 3.00% Warrants as illustrated below.

Company Stock Price	Net Shares Issuable Under the 3.00% Notes	Share Entitlement Under the Purchased Options	Shares Issuable Under the Warrants	Net Shares Issuable	Potential Dilutive Shares
(Shares in thousands)
$37.50	2	(2)	—	—	2
$40.00	193	(193)	—	—	193
$42.50	363	(363)	—	—	363
$45.00	513	(513)	—	—	513
$47.50	647	(647)	—	—	647
$50.00	768	(768)	—	—	768
$52.50	878	(878)	—	—	878
$55.00	978	(978)	—	—	978
$57.50	1,068	(1,068)	130	130	1,198
$60.00	1,152	(1,152)	252	252	1,404
$62.50	1,228	(1,228)	365	365	1,593
$65.00	1,299	(1,299)	469	469	1,768
$67.50	1,365	(1,365)	565	565	1,930
$70.00	1,426	(1,426)	654	654	2,080
$72.50	1,482	(1,482)	738	738	2,220
$75.00	1,535	(1,535)	815	815	2,350
$77.50	1,585	(1,585)	888	888	2,473
$80.00	1,631	(1,631)	956	956	2,587
$82.50	1,675	(1,675)	1,020	1,020	2,695
$85.00	1,716	(1,716)	1,080	1,080	2,796
$87.50	1,754	(1,754)	1,137	1,137	2,891
$90.00	1,791	(1,791)	1,191	1,191	2,982
$92.50	1,825	(1,825)	1,242	1,242	3,067
$95.00	1,858	(1,858)	1,290	1,290	3,148
$97.50	1,889	(1,889)	1,335	1,335	3,224
$100.00	1,918	(1,918)	1,379	1,379	3,297
No shares of our common stock have been issued or received under the 2.25% Purchased Options or the 2.25% Warrants. For diluted earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the 2.25% Warrants as depicted in the table below under the heading “Potential Dilutive Shares.” Although the 2.25% Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, for EPS purposes, we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. As of June 30, 2013, changes in the average price of our common stock impacted the share settlement of the 2.25% Notes, the 2.25% Purchased Options and the 2.25% Warrants as illustrated below.

Company Stock Price	Net Shares Issuable Under the 2.25% Notes	Share Entitlement Under the Purchased Options	Shares Issuable Under the Warrants	Net Shares Issuable	Potential Dilutive Shares
(Shares in thousands)
$57.00	—	—	—	—	—
$59.50	7	(7)	—	—	7
$62.00	131	(131)	—	—	131
$64.50	245	(245)	—	—	245
$67.00	351	(351)	—	—	351
$69.50	449	(449)	—	—	449
$72.00	540	(540)	—	—	540
$74.50	625	(625)	—	—	625
$77.00	705	(705)	—	—	705
$79.50	779	(779)	—	—	779
$82.00	850	(850)	67	67	917
$84.50	916	(916)	156	156	1,072
$87.00	978	(978)	240	240	1,218
$89.50	1,036	(1,036)	319	319	1,355
$92.00	1,092	(1,092)	394	394	1,486
$94.50	1,144	(1,144)	465	465	1,609
$97.00	1,194	(1,194)	532	532	1,726
$99.50	1,242	(1,242)	596	596	1,838
$102.00	1,287	(1,287)	657	657	1,944
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk, and foreign currency exchange rate risk. We address these risks through a program of risk management, which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2013, and from which we may incur future gains or losses from changes in market interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of June 30, 2013, the outstanding principal amounts of our 2.25% Notes and 3.00% Notes totaled $182.8 million and $115.0 million, respectively, and had fair values of $220.1 million and $211.0 million, respectively. The carrying amounts of our 2.25% Notes and 3.00% Notes were $156.3 million and $82.5 million, respectively, at June 30, 2013.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
As of June 30, 2013, we had $1,187.2 million of variable-rate floorplan borrowings outstanding, $49.4 million of variable-rate Mortgage Facility borrowings outstanding, and $89.6 million of other variable-rate real estate related borrowings outstanding. Based on the aggregate amount of variable-rate borrowing outstanding as of June 30, 2013, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $13.3 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-

point change would have yielded a net annual change of $8.8 million in annual interest expense based on the variable borrowings outstanding as of June 30, 2013. This interest rate sensitivity increased from 2012 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended June 30, 2013, we recognized $10.0 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 69.3% of our floorplan interest expense for the fourth quarter of 2010 to 115.9% for the third quarter of 2012 and was 92.1% for the second quarter of 2013. In the U.S., manufacturer's interest assistance was 115.8% of floorplan interest expense in the second quarter of 2013. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.
We use interest rate swaps to adjust our exposure to interest rate movements when appropriate, based upon market conditions. As of June 30, 2013, we held interest rate swaps with aggregate notional amounts of $450.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.6%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Mortgage Facility borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of June 30, 2013, net unrealized losses, net of income taxes, totaled $15.8 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of June 30, 2013, all of our derivative contracts were determined to be effective. As of June 30, 2013, a 100 basis-point change in the interest rates of our swaps would have resulted in a $4.5 million change to our annual interest expense. In addition to the $450.0 million of swaps in effect as of June 30, 2013, we also held interest rate swaps with forward starting dates between December 2014 and December 2016. These ten additional swaps expire between December 2017 and December 2019. As of June 30, 2013, the aggregate notional value of these forward-starting swaps was $525.0 million and the weighted average interest rate was 2.7%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2019 does not exceed $600.0 million.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions).

	2013
	2Q13	3Q13	4Q13	2014	2015	2016	2017	2018	2019
Notional amount in effect at the end of period	$450	$450	$450	$550	$550	$600	$350	$200	$—
Weighted average interest rate during the period	2.63%	2.63%	2.63%	2.63%	2.56%	2.76%	2.69%	2.77%	2.52%
Foreign Currency Exchange Rates. As of June 30, 2013, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British Pound Sterling (£) and of our Brazil subsidiaries is the Brazilian Real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% change in average exchange rates for the British Pound Sterling versus the U.S. dollar would have resulted in a $34.4 million change to our revenues for the six months ended June 30, 2013. A 10% change in average exchange rates for the Brazilian Real versus the U.S. dollar would have resulted in a $28.8 million change to our revenues for the six months ended June 30, 2013.
For additional information about our market sensitive financial instruments please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations”, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to “Item 8. Financial Statements and Supplementary Data” in our 2012 Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 at the reasonable assurance level.
Our management, including the principal executive officer and the principal financial officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the intentional acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2013, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks inherent in our international operations include, but are not limited to:

•	exposure to local economic conditions;

•	wage inflation in emerging markets;

•	social plans that prohibit or increase the cost of certain restructuring actions;

•	increases in working capital requirements related to long supply chains or regional terms of business;

•	currency exchange controls;

•	international monetary fluctuations and changes in the relative value of the U.S. dollar as compared to the currencies of other countries in which we conduct business;

•	variations in protection of legal rights;

•	import or export licensing requirements;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•
restrictive governmental actions such as restrictions on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures;

•	increased risk of corruption;

•	changes in laws and regulations, including the laws and policies of the U.S. affecting trade and foreign investment;

•	more expansive legal rights of foreign labor unions;

•	the potential for nationalization of enterprises;

•	exposure to local public health concerns and the resultant impact on economic and political conditions;

•	transparency issues in general and, more specifically, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other anti-corruption compliance laws and issues;

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
Date: July 31, 2013

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
Ninth Amended and Restated Revolving Credit Agreement dated effective as of June 20, 2013 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive Inc's Current Report on form 8-K (file No. 001-13461) filed June 26, 2013)

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