Form 10-Q
period 2013-09-30
GROUP 1 AUTOMOTIVE INC
filed 2013-10-31
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes  ☐    No  ☑
As of October 29, 2013, the registrant had 24,371,498 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,278	$4,650
Contracts-in-transit and vehicle receivables, net	160,554	204,396
Accounts and notes receivable, net	123,376	111,228
Inventories, net	1,351,719	1,194,288
Deferred income taxes	22,273	19,750
Prepaid expenses and other current assets	23,775	31,869
Total current assets	1,707,975	1,566,181
PROPERTY AND EQUIPMENT, net	716,514	667,768
GOODWILL	689,871	582,384
INTANGIBLE FRANCHISE RIGHTS	279,806	196,058
OTHER ASSETS	15,742	10,624
Total assets	$3,409,908	$3,023,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility and other	$960,871	$968,959
Offset account related to floorplan notes payable - credit facility	(47,709)	(112,261)
Floorplan notes payable - manufacturer affiliates	308,869	211,965
Current maturities of long-term debt and short-term financing	27,010	31,358
Accounts payable	201,699	167,439
Accrued expenses	133,777	128,118
Total current liabilities	1,584,517	1,395,578
LONG-TERM DEBT, net of current maturities	560,427	555,016
DEFERRED INCOME TAXES	136,664	94,130
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	29,184	43,089
OTHER LIABILITIES	46,200	42,413
COMMITMENTS AND CONTINGENCIES (NOTE 11)
TEMPORARY EQUITY - Redeemable equity portion of the 3.00% Convertible Senior Notes	29,974	32,505
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,888 and 25,836 issued, respectively	259	258
Additional paid-in capital	369,198	332,836
Retained earnings	758,498	677,864
Accumulated other comprehensive loss	(46,345)	(33,057)
Treasury stock, at cost; 1,514 and 3,110 shares, respectively	(58,668)	(117,617)
Total stockholders’ equity	1,022,942	860,284
Total liabilities and stockholders’ equity	$3,409,908	$3,023,015

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,386,667	$1,141,286	$3,873,121	$3,134,591
Used vehicle retail sales	529,828	462,395	1,536,031	1,333,603
Used vehicle wholesale sales	85,800	78,424	243,667	218,415
Parts and service sales	255,316	224,990	753,776	658,404
Finance, insurance and other, net	82,536	69,477	232,494	192,130
Total revenues	2,340,147	1,976,572	6,639,089	5,537,143
COST OF SALES:
New vehicle retail sales	1,313,372	1,074,736	3,656,825	2,951,379
Used vehicle retail sales	488,346	424,663	1,410,768	1,220,628
Used vehicle wholesale sales	87,334	79,067	242,267	216,031
Parts and service sales	121,633	106,875	358,004	312,106
Total cost of sales	2,010,685	1,685,341	5,667,864	4,700,144
GROSS PROFIT	329,462	291,231	971,225	836,999
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	246,863	216,082	731,455	629,521
DEPRECIATION AND AMORTIZATION EXPENSE	9,093	8,096	26,390	23,074
ASSET IMPAIRMENTS	565	—	1,174	288
INCOME FROM OPERATIONS	72,941	67,053	212,206	184,116
OTHER EXPENSE:
Floorplan interest expense	(10,690)	(7,942)	(30,927)	(23,424)
Other interest expense, net	(9,971)	(9,619)	(28,783)	(27,849)
Other expense, net	—	—	(789)	—
INCOME BEFORE INCOME TAXES	52,280	49,492	151,707	132,843
PROVISION FOR INCOME TAXES	(19,515)	(18,157)	(59,436)	(49,766)
NET INCOME	$32,765	$31,335	$92,271	$83,077
BASIC EARNINGS PER SHARE	$1.34	$1.38	$3.83	$3.64
Weighted average common shares outstanding	23,373	21,521	22,994	21,600
DILUTED EARNINGS PER SHARE	$1.19	$1.32	$3.52	$3.50
Weighted average common shares outstanding	26,342	22,458	25,153	22,501
CASH DIVIDENDS PER COMMON SHARE	$0.17	$0.15	$0.48	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited, in thousands)
NET INCOME	$32,765	$31,335	$92,271	$83,077
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	3,237	1,856	(23,487)	1,850
Unrealized loss on marketable securities, net of tax benefit of $0, $10, $0 and $5, respectively	—	(16)	—	(8)
Net unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of $1,615, $2,786, ($2,999) and $7,352, respectively	(2,691)	(4,644)	4,999	(12,254)
Reclassification adjustment for loss included in interest expense, net of tax provision of $1,075, $1,006, $3,120 and $3,216, respectively	1,791	1,676	5,200	5,360
Net unrealized gain (loss) on interest rate swaps, net of tax	(900)	(2,968)	10,199	(6,894)
OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAXES	2,337	(1,128)	(13,288)	(5,052)
COMPREHENSIVE INCOME	$35,102	$30,207	$78,983	$78,025

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
	(Unaudited, in thousands)
BALANCE, December 31, 2012	25,836	$258	$332,836	$677,864	$(33,057)	$(117,617)	$860,284
Net income	—	—	—	92,271	—	—	92,271
Other comprehensive loss, net	—	—	—	—	(13,288)	—	(13,288)
Treasury stock used in acquisition	—	—	27,689	—	—	52,709	80,398
3.00% Convertible Notes reclassification from temporary equity	—	—	2,531	—	—	—	2,531
Net issuance of treasury shares to employee stock compensation plans	52	1	(5,705)	—	—	6,240	536
Stock-based compensation	—	—	10,434	—	—	—	10,434
Tax effect from stock-based compensation plans	—	—	1,413	—	—	—	1,413
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(11,637)	—	—	(11,637)
BALANCE, September 30, 2013	25,888	$259	$369,198	$758,498	$(46,345)	$(58,668)	$1,022,942

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,271	$83,077
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,390	23,074
Deferred income taxes	16,601	10,755
Asset impairments	1,174	288
Stock-based compensation	10,473	8,943
Amortization of debt discount and issue costs	10,453	9,659
Gain on real estate transactions	—	(2,131)
Gain on disposition of assets	(11,093)	—
Tax effect from stock-based compensation	(1,413)	(1,015)
Other	2,301	1,609
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	(9,500)	19,294
Accounts and notes receivable	2,815	6,680
Inventories	(107,994)	(193,145)
Contracts-in-transit and vehicle receivables	45,284	25,135
Prepaid expenses and other assets	1,046	6,575
Floorplan notes payable - manufacturer affiliates	49,814	(5,979)
Deferred revenues	344	(110)
Net cash provided by (used in) operating activities	128,966	(7,291)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(106,672)	(116,528)
Proceeds from disposition of franchises, property and equipment	101,821	257
Purchases of property and equipment, including real estate	(63,890)	(67,877)
Other	2,155	2,814
Net cash used in investing activities	(66,586)	(181,334)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - Floorplan Line and other	4,707,989	4,186,871
Repayments on credit facility - Floorplan Line and other	(4,652,495)	(4,014,024)
Borrowings on mortgage facility	—	18,080
Principal payments on mortgage facility	(7,919)	(1,648)
Borrowings of other long-term debt	828	36
Principal payments of long-term debt related to real estate loans	(32,792)	(7,297)
Borrowings of short-term and long-term debt related to real estate	21,105	54,320
Principal payments of other long-term debt	(65,446)	(3,938)
Repurchases of common stock, amounts based on settlement date	—	(11,317)
Issuance of common stock to benefit plans	538	1,753
Tax effect from stock-based compensation	1,413	1,015
Dividends paid	(11,676)	(10,029)
Net cash (used in) provided by financing activities	(38,455)	213,822
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,297)	(1,270)
NET INCREASE IN CASH AND CASH EQUIVALENTS	21,628	23,927
CASH AND CASH EQUIVALENTS, beginning of period	4,650	14,895
CASH AND CASH EQUIVALENTS, end of period	$26,278	$38,822
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable and accrued expenses	$501	$3,738

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, through its regions, is a leading operator in the automotive retailing industry with operations in 15 states in the United States of America (“U.S.”), 13 towns in the United Kingdom (“U.K.”) and two states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the “Company” in these Notes to Consolidated Financial Statements. The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.
As of September 30, 2013, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (44 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), and (b) the West (65 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). Each U.S. region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions. The financial matters of each U.S. region are managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. The Company’s two international regions consist of 14 dealerships in the U.K. and 18 dealerships in Brazil, which are also managed locally with direct reporting responsibilities to the Company’s corporate management team.
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
Business Segment Information
The Company, through its regions, conducts business in the automotive retailing industry. All of the segments sell new and used cars and light trucks, arrange related vehicle financing, service and insurance contracts, provide automotive maintenance and repair services and sell vehicle parts. Effective with the acquisition of UAB Motors Participações S.A. (“UAB Motors”) on February 28, 2013, the Company is aligned into four geographic regions: the East and West Regions in the U.S., the U.K. Region, and the Brazil Region. Also, in conjunction with the acquisition of UAB Motors and consistent with how the Company's chief operating decision maker evaluates performance and allocates resources, the Company reaffirmed that each region represents an operating segment. As part of this determination, the Company concluded, as it has historically, that the East and West Regions of the U.S. are economically similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments; therefore, the Company aggregates these two regions into one reportable segment. As such, the Company's three reportable segments are the U.S., which includes the activities of the Company's corporate office, the U.K. and Brazil.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Variable Interest Entity
In 2013, the Company entered into arrangements to provide a fixed-interest-rate working capital loan and various administrative services to a related-party entity that owns and operates retail automotive dealerships for a variable fee, both of which constitute variable interests in the entity. The Company's exposure to loss as a result of its involvement in the entity includes the balance outstanding under the loan arrangement. The Company holds no equity ownership interest in the entity, and has determined that the entity meets the criteria of a variable interest entity (“VIE”). The terms of the loan and services agreements provide the Company with the right to control the activities of the VIE that most significantly impact the VIE's economic performance, the obligation to absorb potentially significant losses of the VIE and the right to receive potentially significant benefits from the VIE. Accordingly, the Company qualified as the VIE's primary beneficiary and consolidated 100% of the assets and liabilities of the VIE as of September 30, 2013, as well as 100% of the results of operations of the VIE beginning on the effective date of the variable interests arrangements to September 30, 2013. The floorplan notes payable liability of the VIE is securitized by the new and used vehicle inventory of the VIE, as well as the associated receivable balances from the sale of such inventory to the extent necessary. The preliminary carrying amounts and classification of assets and liabilities (for which creditors do not have recourse to the general credit of the Company) are included within amounts from the Company's purchase price allocations. As discussed in Note 2, "Acquisitions and Dispositions," the allocations are based on estimates and assumptions that are subject to change within the purchase price allocation period. The assets and liabilities included in the Company's consolidated statements of financial position for the consolidated VIE are as follows (in thousands):

September 30, 2013
Current Assets	$26,918
Non-current Assets	75,786
Total Assets	$102,704
Current Liabilities	$24,352
Non-current Liabilities	26,764
Total Liabilities	$51,116
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
2. ACQUISITIONS AND DISPOSITIONS
In February 2013, the Company purchased all of the outstanding stock of UAB Motors. At the time of acquisition, UAB Motors consisted of 18 dealerships and 22 franchises in Brazil, as well as five collision centers. As discussed in Note 1, "Interim Financial Information," in connection with this acquisition, the Company entered into arrangements that are variable interests in a VIE. The Company qualifies as the primary beneficiary of the VIE. The consolidation of the VIE into the financial statements of the Company was accounted for as a business combination. In addition, during the nine months ended September 30, 2013, the Company acquired certain assets of four dealerships in the U.K. and two dealerships in the U.S. In conjunction with these acquisitions, the Company incurred $6.5 million of costs, primarily related to professional services associated with the Brazil transaction. The Company included these costs in selling, general and administrative expenses ("SG&A") in the Consolidated Statement of Operations for the nine months ended September 30, 2013.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate consideration paid for these acquisitions totaled $190.4 million, including $106.7 million of cash and 1.39 million shares of the Company's common stock. The Company also assumed debt in conjunction with the acquisitions, of which $65.1 million was contemporaneously extinguished. In conjunction with the extinguishment, the Company recognized a loss of $0.8 million that is included in Other Expense, net on the Consolidated Statement of Operations for the nine months ended September 30, 2013. The purchase price has been allocated as set forth below based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The allocation of the purchase price is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). Goodwill was assigned to the U.S., U.K. and Brazil reportable segments in the amounts of $13.6 million, $1.6 million and $112.1 million, respectively.

As of Acquisition Date
(In thousands)
Current Assets	$32,370
Inventory	105,455
Property and Equipment	32,043
Goodwill & Intangible Franchise Rights	226,631
Other assets	1,869
Total Assets	$398,368
Current Liabilities	$116,993
Deferred Income Taxes	22,290
Long-term Debt	68,639
Total Liabilities	$207,922
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
Our supplemental pro forma revenue and net income had the acquisition date for each of the Company's 2013 acquisitions been January 1, 2012, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Pro forma:	2013	2012	2013	2012
	(In thousands)
Revenue	$2,354,595	$2,234,107	$6,849,938	$6,331,163
Net income	$32,260	$36,149	$100,243	$95,867
The supplemental pro forma revenue and net income are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 2012.
During the three months ended September 30, 2013, the Company sold two dealerships in the U.S. During the nine months ended September 30, 2013, the Company sold six dealerships and one franchise in the U.S. As a result of the dispositions, a net gain of $1.4 million and $10.4 million was recognized for the three and nine months ended September 30, 2013, respectively.
During the nine months ended September 30, 2012, the Company acquired seven dealerships in the U.S. and six dealerships in the U.K. Consideration paid for these dealerships totaled $116.5 million.

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
The Company held interest rate swaps in effect as of September 30, 2013 of $450.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.6%. The Company records the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense. For the three and nine months ended September 30, 2013, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.5 million and $7.4 million, respectively; for the three and nine months ended September 30, 2012, the impact of the Company's interest rate hedges in effect increased floorplan interest expense by $2.4 million and $7.7 million, respectively. Total floorplan interest expense was $10.7 million and $7.9 million for the three months ended September 30, 2013 and 2012, respectively, and $30.9 million and $23.4 million for the nine months ended September 30, 2013 and 2012, respectively.
In addition to the $450.0 million of swaps in effect as of September 30, 2013, the Company held ten additional interest rate swaps with forward start dates between December 2014 and December 2016 and expiration dates between December 2017 and December 2019. As of September 30, 2013, the aggregate notional value of these ten forward-starting swaps was $525.0 million, and the weighted average interest rate was 2.7%. The combination of the interest rate swaps currently in effect and these forward-starting swaps is structured such that the notional value in effect at any given time through December 2019 does not exceed $600.0 million, which is less than the Company's expectation for variable rate debt outstanding during such period.
As of September 30, 2013 and December 31, 2012, the Company reflected liabilities from interest rate risk management activities of $29.2 million and $43.1 million, respectively, in its Consolidated Balance Sheets. In addition, as of September 30, 2013, the Company reflected $2.4 million of assets from interest rate risk management activities included in Other Assets in its Consolidated Balance Sheets. Included in Accumulated Other Comprehensive Loss at September 30, 2013 and 2012 were accumulated unrealized losses, net of income taxes, totaling $16.7 million and $28.2 million, respectively, related to these interest rate swaps.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2013, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for either the three months ended September 30, 2013 or 2012, respectively. The following table presents the impact during the current and comparative prior year period for the Company's derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Gain (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	2013	2012
	(In thousands)
Interest rate swap contracts	$4,999	$(12,254)

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Loss Reclassified from Other Comprehensive Loss into Statements of Operations	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Floorplan interest expense	$(7,390)	$(7,720)
Other interest expense	$(930)	$(856)
The amount expected to be reclassified out of other comprehensive income (loss) into earnings (through floorplan interest expense or other interest expense) in the next twelve months is $10.6 million.
4. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended (the "Incentive Plan"), as well as to employees pursuant to its Employee Stock Purchase Plan (the "Purchase Plan"), as amended.
2007 Long Term Incentive Plan
The Incentive Plan provides for the issuance up to 7.5 million shares for grants to non-employee directors, officers and other employees of the Company and its subsidiaries of: (a) options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), the exercise price of which may not be less than the fair market value of the common stock on the date of the grant; and (b) stock appreciation rights, restricted stock, performance awards, and bonus stock, each granted at the market price of the Company’s common stock at the date of grant. The Incentive Plan expires on March 8, 2017. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of September 30, 2013, there were 804,024 shares available for issuance under the Incentive Plan.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of these awards as of September 30, 2013, along with the changes during the nine months then ended follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	1,023,350	$38.19
Granted	286,536	60.64
Vested	(179,856)	35.84
Forfeited	(54,520)	41.68
Nonvested at September 30, 2013	1,075,510	$44.41
Employee Stock Purchase Plan
In 1997, the Company adopted the Purchase Plan. The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of September 30, 2013, there were 640,561 shares available for issuance under the Purchase Plan. During the nine months ended September 30, 2013 and 2012, the Company issued 83,698 and 85,081 shares, respectively, of common stock to employees participating in the Purchase Plan.
The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $13.65 and $11.23 during the nine months ended September 30, 2013 and 2012, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $3.5 million and $3.0 million for the three months ended September 30, 2013 and 2012, respectively, and $10.5 million and $8.9 million for the nine months ended September 30, 2013 and 2012, respectively. Cash received from Purchase Plan purchases was $4.4 million for the nine months ended September 30, 2013. Cash received from both option exercises and Purchase Plan purchases was $4.2 million for the nine months ended September 30, 2012. The tax benefit realized for the tax deductions from the vesting of restricted shares, which increased additional paid in capital, totaled $1.4 million for the nine months ended September 30, 2013; in addition, the tax benefit realized for the tax deductions from both options exercised and vesting of restricted shares, which increased additional paid in capital, totaled $2.4 million for the nine months ended September 30, 2012.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the calculation of EPS for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	23,373	21,521	22,994	21,600
Dilutive effect of contingently convertible notes and warrants	2,962	926	2,153	890
Dilutive effect of stock options, net of assumed repurchase of treasury stock	—	3	—	4
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	7	8	6	7
Weighted average dilutive common shares outstanding	26,342	22,458	25,153	22,501
Basic:
Net Income	$32,765	$31,335	$92,271	$83,077
Less: Earnings allocated to participating securities	1,460	1,702	4,144	4,525
Earnings available to basic common shares	$31,305	$29,633	$88,127	$78,552
Basic earnings per common share	$1.34	$1.38	$3.83	$3.64
Diluted:
Net Income	$32,765	$31,335	$92,271	$83,077
Less: Earnings allocated to participating securities	1,320	1,641	3,843	4,373
Earnings available to diluted common shares	$31,445	$29,694	$88,428	$78,704
Diluted earnings per common share	$1.19	$1.32	$3.52	$3.50
The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was immaterial for the three and nine months ended September 30, 2013 and 2012.
As discussed in Note 9, “Long-Term Debt” below, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes (as defined in Note 9) and the 2.25% Warrants sold in connection with the 2.25% Notes (“2.25% Warrants”) in its diluted common shares outstanding for the diluted earnings calculation. As a result, the number of shares included in the Company's diluted shares outstanding each period varies based upon the Company's average adjusted closing common stock price during the applicable period. Although the ten-year call options that the Company purchased on its common stock in connection with the issuance of the 2.25% Notes (“2.25% Purchased Options”) have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. The average adjusted closing price of the Company's common stock for the three months ended March 31, June 30, and September 30, 2013, was more than the conversion price then in effect at the end of those periods. Therefore, the respective dilutive effect of the 2.25% Notes was included in the computation of diluted EPS for the three months ended March 31, June 30, and September 30, 2013. Since the average price of the Company’s common stock for the three months ended March 31, June 30, and September 30, 2012 was less than the conversion price then in effect at the end of those respective periods, no net shares were included in the computation of diluted EPS for the three and nine months ended September 30, 2012, as the impact would have been anti-dilutive. Refer to Note 9, "Long-Term Debt" for a description of the change to the conversion price of the 2.25% Notes, which occurred during the three months ended September 30, 2013 as a result of the Company’s decision to pay a cash dividend in excess of $0.14.
In addition, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes (as defined in Note 9, "Long-Term Debt" ) and the 3.00% Warrants sold in connection with the 3.00% Notes (“3.00% Warrants”). As a result, the number of shares included in the Company's diluted shares outstanding each period varies based upon the Company's average adjusted closing common stock price during the applicable period. Although the ten-year call options that the Company purchased on its common stock in connection with the issuance of the 3.00% Notes (“3.00% Purchased Options”) have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company’s common stock for the three months ended March 31, June 30, and September 30, of 2013 and 2012, was more than the conversion price then in effect at the end of those periods, the respective

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

dilutive effect of the 3.00% Notes was included in the computation of diluted earnings per share for the three months ended March 31, June 30, and September 30, 2013 and 2012. The dilutive effect of the 3.00% Warrants was also included in the computation for the three and nine months ended September 30, 2013. Refer to Note 9, "Long-Term Debt" for a description of the change to the conversion price of the 3.00% Notes, which occurred during the three months ended September 30, 2013 as a result of the Company’s decision to pay a cash dividend.
6. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The effective income tax rate of 37.3% of pretax income for the three months ended September 30, 2013 differed from the federal statutory rate of 35.0% due primarily to taxes provided for the taxable state and foreign jurisdictions in which the Company operates, and the dispositions of certain dealerships with non-deductible goodwill.
For the nine months ended September 30, 2013, the Company's effective tax rate increased to 39.2% from 37.5% for the same period in 2012. The change was primarily due to the mix of pretax income from the taxable state jurisdictions in which the Company operates, the tax effect of acquisition costs, and the dispositions of certain dealerships with non-deductible goodwill.
As of September 30, 2013 and December 31, 2012, the Company had no unrecognized tax benefits with respect to uncertain tax positions and did not incur any interest and penalties nor did it accrue any interest for the nine months ended September 30, 2013. When applicable, consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Taxable years 2008 and subsequent remain open for examination by the Company’s major taxing jurisdictions.
7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following:

	September 30, 2013	December 31, 2012
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$68,591	$64,039
Parts and service receivables	31,943	17,879
Finance and insurance receivables	16,545	16,060
Other	9,282	14,895
Total accounts and notes receivable	126,361	112,873
Less allowance for doubtful accounts	2,985	1,645
Accounts and notes receivable, net	$123,376	$111,228
Inventories consisted of the following:

	September 30, 2013	December 31, 2012
	(unaudited)
	(In thousands)
New vehicles	$988,174	$895,484
Used vehicles	230,743	184,775
Rental vehicles	79,459	68,014
Parts, accessories and other	59,054	50,370
Total inventories	1,357,430	1,198,643
Less lower of cost or market reserves	5,711	4,355
Inventories, net	$1,351,719	$1,194,288
New and used vehicles are valued at the lower of specific cost or market and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost or market determined on either a first-in, first-out basis or on an average cost basis.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment consisted of the following:

	Estimated Useful Lives in Years	September 30, 2013	December 31, 2012
	(unaudited)
		(dollars in thousands)
Land	—	$237,084	$232,944
Buildings	30 to 40	366,788	331,526
Leasehold improvements	varies	111,461	97,651
Machinery and equipment	7 to 20	75,761	69,630
Furniture and fixtures	3 to 10	69,533	61,627
Company vehicles	3 to 5	8,445	9,239
Construction in progress	—	18,974	28,188
Total		888,046	830,805
Less accumulated depreciation		171,532	163,037
Property and equipment, net		$716,514	$667,768
During the nine months ended September 30, 2013, the Company incurred $45.8 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities. In addition, the Company purchased real estate during the nine months ended September 30, 2013 associated with existing dealership operations totaling $12.5 million. And, in conjunction with the Company’s acquisition of 24 separate dealerships and five collision centers during the nine months ended September 30, 2013, the Company acquired $32.0 million of real estate and other property and equipment.
8. CREDIT FACILITIES
In the U.S., the Company has a $1.7 billion revolving syndicated credit arrangement with 25 financial institutions including six manufacturer-affiliated finance companies (“Revolving Credit Facility”). The Company also has a $200.0 million floorplan financing arrangement with Ford Motor Credit Company (“FMCC Facility”) for financing of Ford new vehicles in the U.S. and with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. In the U.K., the Company has financing arrangements with BMW Financial Services, Volkswagen Finance and Ford Motor Credit Company (“FMCC”) for financing of its new and used vehicles. In Brazil, the Company has financing arrangements for new, used, and rental vehicles with several financial institutions, most of which are manufacturer affiliated. Within the Company's Consolidated Balance Sheets, Floorplan notes payable - credit facility and other primarily reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts payable for the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of rental vehicles in the U.S., as well as the financing of new, used, and rental vehicles in both the U.K. and Brazil. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities.
Revolving Credit Facility
On June 20, 2013, the Company amended its Revolving Credit Facility principally to increase the total borrowing capacity from $1.35 billion to $1.7 billion and to extend the term from an expiration date on June 1, 2016 to June 20, 2018. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.6 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $1.95 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the one-month LIBOR plus 125 basis points for new vehicle inventory and the one-month LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points for borrowings in U.S. dollars and 150 to 250 basis points on borrowings in euros or pound sterling, depending on the Company’s total adjusted leverage ratio. The Floorplan Line also requires a commitment fee of

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

0.20% per annum on the unused portion. The Acquisition Line requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $7.2 million of related unamortized costs as of September 30, 2013 that are being amortized over the term of the facility.
After considering the outstanding balance of $908.2 million at September 30, 2013, the Company had $471.8 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $471.8 million available borrowings under the Floorplan Line was $47.7 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.4% as of September 30, 2013 and 1.7% as of December 31, 2012, under the Revolving Credit Facility, excluding the impact of the Company’s interest rate swaps. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. With regards to the Acquisition Line, no borrowings were outstanding as of September 30, 2013 or December 31, 2012, under the Revolving Credit Facility. After considering $27.0 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $227.7 million of available borrowing capacity under the Acquisition Line as of September 30, 2013. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s domestic personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income of the Company for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of September 30, 2013, the Restricted Payment Basket totaled $158.8 million. As of September 30, 2013, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $200.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of September 30, 2013, the Company had an outstanding balance of $153.1 million under the FMCC Facility with an available floorplan borrowing capacity of $46.9 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 3.50%. As of September 30, 2013, the interest rate on the FMCC Facility was 5.00% before considering the applicable incentives.
Other Credit Facilities
The Company has credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.16% to 3.95% as of September 30, 2013.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazil operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of September 30, 2013, the interest rates charged on borrowings outstanding under these facilities ranged from 13.28% to 17.32%.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of September 30, 2013, the interest rate charged on borrowings related to the Company’s rental vehicle fleet varied up to 5.00%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.
9. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
2.25% Convertible Senior Notes	$158,283	$152,363
3.00% Convertible Senior Notes	83,377	80,706
Mortgage Facility	48,757	56,677
Other Real Estate Related and Long-Term Debt	247,988	249,710
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 10.6%	48,216	38,232
	586,621	577,688
Less current maturities of mortgage facility and other long-term debt	26,194	22,672
	$560,427	$555,016
Included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 was $0.8 million and $8.7 million, respectively, of short-term financing that is due within one year of the respective balance sheet date.
Fair Value of Long-Term Debt
The Company’s outstanding 2.25% Convertible Senior Notes due 2036 (“2.25% Notes”) had a fair value of $240.8 million and $214.6 million as of September 30, 2013 and December 31, 2012, respectively. The Company’s outstanding 3.00% Convertible Senior Notes due 2020 (“3.00% Notes”) had a fair value of $247.2 million and $203.5 million as of September 30, 2013 and December 31, 2012, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2013 and December 31, 2012. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.25% Convertible Senior Notes
As of September 30, 2013 and December 31, 2012, the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Carrying amount of equity component	$65,270	$65,270
Allocated underwriter fees, net of taxes	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)
Total net equity component	$63,737	$63,737
Deferred income tax component	$8,750	$10,846
Principal amount of 2.25% Notes	$182,753	$182,753
Unamortized discount	(23,547)	(29,244)
Unamortized underwriter fees	(923)	(1,146)
Net carrying amount of liability component	$158,283	$152,363
Unamortized debt issuance cost	$37	$45
For the nine months ended September 30, 2013 and 2012, the contractual interest expense and the discount amortization, which is recorded as other interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Year-to-date contractual interest expense	$3,084	$3,084
Year-to-date discount amortization (1)	$5,590	$5,158
Effective interest rate of liability component	7.7%	7.7%

(1)    Represents the incremental impact of the accounting for convertible debt as primarily codified in ASC 470, Debt.
The Company determined the discount using the estimated effective interest rate for similar debt with no convertible features. The original effective interest rate of 7.50% was estimated by comparing debt issuances from companies with similar credit ratings during the same annual period as the Company. The effective interest rate differs from the 7.50% due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount and are being amortized to interest expense through 2016. The effective interest rate may change in the future as a result of future repurchases of the 2.25% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 2.25% Notes.
The 2.25% Notes are convertible into cash and, if applicable, common stock based on the then-applicable conversion rate under the following circumstances: (a) during any calendar quarter (and only during such calendar quarter) , if the closing price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $77.15 as of September 30, 2013); (b) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount for each day of the ten day trading period was less than 98% of the product of the last reported sale/bid price of the Company’s common stock and the conversion rate on that day; and (c) upon the occurrence of specified corporate transactions set forth in the indenture governing the 2.25% Notes (the "2.25% Notes Indenture"). Upon conversion, a holder will receive an amount in cash and, if applicable, shares of the Company’s common stock, determined in the manner set forth in the 2.25% Notes Indenture. The if-converted value of the 2.25% Notes exceeded the principal amount of the 2.25% Notes by $56.5 million at September 30, 2013.
The Company may redeem all or part of the 2.25% Notes if the last reported sale price of the Company's common stock is greater than or equal to 130% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date on which the Company mails the redemption notice. Subsequent to September 30, 2013, the 2.25% Notes qualified to be redeemed by the Company. However, the Company has not elected to redeem the 2.25% Notes.
As of September 30, 2013, the conversion rate was 16.8503 shares of common stock per $1,000 principal amount of 2.25% Notes, with a conversion price of $59.35 per share, which was reduced during the third quarter of 2013 as the result of

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Company’s decision to pay a cash dividend in excess of $0.14 per share. As of September 30, 2013, the exercise price of the 2.25% Warrants, which are related to the issuance of the 2.25% Notes, was reduced to $80.20 due to the Company’s decision to pay a cash dividend in excess of $0.14 per share during the third quarter of 2013. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in excess of $0.14 per share in the future, the conversion rate will be further adjusted based on the formula defined in the 2.25% Notes Indenture.
Under the terms of the 2.25% Purchased Options, which become exercisable upon conversion of the 2.25% Notes, the Company has the right to receive a total of 3.1 million shares of its common stock at the conversion price then in effect. The exercise price of the 2.25% Purchased Options is subject to certain adjustments that mirror the adjustments to the conversion price of the 2.25% Notes (including payments of cash dividends in excess of $0.14 per share).
3.00% Convertible Senior Notes
As of September 30, 2013 and December 31, 2012, the carrying value of the 3.00% Notes, related discount and equity component consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Carrying amount of equity component (including temporary equity)	$25,359	$25,359
Allocated underwriter fees, net of taxes	(760)	(760)
Allocated debt issuance cost, net of taxes	(112)	(112)
Total net equity component	$24,487	$24,487
Deferred income tax component	$10,940	$11,844
Principal amount of 3.00% Notes	$115,000	$115,000
Unamortized discount	(29,974)	(32,505)
Unamortized underwriter fees	(1,649)	(1,789)
Net carrying amount of liability component	$83,377	$80,706
Unamortized debt issuance costs	$243	$264
For the nine months ended September 30, 2013 and 2012, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Year-to-date contractual interest expense	$2,588	$2,588
Year-to-date discount amortization (1)	$2,410	$2,199
Effective interest rate of liability component	8.6%	8.6%
(1)    Represents the incremental impact of the accounting for convertible debt as primarily codified in ASC 470, Debt.
The Company determined the discount using the estimated effective interest rate for similar debt with no convertible features. The original effective interest rate of 8.25% was estimated by receiving a range of quotes from the underwriters for the estimated rate that the Company could reasonably expect to issue non-convertible debt for the same tenure. The effective interest rate differs from the 8.25% due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount and are being amortized to interest expense through 2020. The effective interest rate may change in the future as a result of future repurchases of the 3.00% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 3.00% Notes.
The 3.00% Notes are convertible into cash and, if applicable, common stock based on the then-applicable conversion rate under the following circumstances: (a) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $48.61 as of September 30, 2013) (the “3.00% Stock Price Trigger”); (b) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount for each day of the ten day trading period was less than 98% of the product of the last reported sale/bid price of the Company’s common stock and the conversion rate on that day; and (c) upon the occurrence of specified corporate transactions set forth in the indenture governing the 3.00%

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Notes (the "3.00% Notes Indenture"). Upon conversion, a holder will receive an amount in cash and, if applicable, shares of the Company’s common stock, determined in the manner set forth in the 3.00% Notes Indenture.
As a result of the 3.00% Stock Price Trigger on September 30, 2013, the 3.00% Notes are convertible at the option of the holders during the three months ending December 31, 2013. As such, the Company reclassified the redeemable equity portion of the 3.00% Notes to temporary equity from the additional paid-in capital component of permanent equity on the Consolidated Balance Sheet as of September 30, 2013. The debt portion of the 3.00% Notes continued to be classified as a long-term liability as of September 30, 2013, since the Company has the intent and ability to refinance any conversion of the 3.00% Notes with another long-term debt instrument. The combination of the debt portion and temporary equity portion represents the aggregate principal obligation of the 3.00% Notes redeemable at the option of the holders as of September 30, 2013. The if-converted value of the 3.00% Notes exceeded the principal amount of the 3.00% Notes by $123.9 million at September 30, 2013.
As of September 30, 2013, the conversion rate was 26.7419 shares of common stock per $1,000 principal amount of 3.00% Notes, with a conversion price of $37.39 per share, which was reduced during the third quarter of 2013 as the result of the Company’s decision to pay a cash dividend. As of September 30, 2013, the exercise price of the 3.00% Warrants, which are related to the issuance of the 3.00% Notes, was reduced to $54.95 due to the Company’s decision to pay a cash dividend during the third quarter of 2013. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be further adjusted based on the formula defined in the 3.00% Notes Indenture.
Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, the Company has the right to receive a total of 3.1 million shares of its common stock at the conversion price then in effect. The exercise price of the 3.00% Purchased Options is subject to certain adjustments that mirror the adjustments to the conversion price of the 3.00% Notes (including payments of cash dividends).
Real Estate Credit Facility
Group 1 Realty, Inc., a wholly-owned subsidiary of the Company, entered into a real estate credit facility with Bank of America, N.A. and Comerica Bank (as amended and restated, the “Mortgage Facility”) providing the right for up to $83.4 million of term loans, of which $60.7 million had been used as of September 30, 2013. The term loans can be expanded provided that (a) no default or event of default exists under the Mortgage Facility; (b) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. This facility is guaranteed by the Company and substantially all of the domestic subsidiaries of the Company and is secured by the real property owned by the Company that is mortgaged under the Mortgage Facility. The Company capitalized debt issuance costs related to the Mortgage Facility that are being amortized over the term of the facility, $0.4 million of which were still unamortized as of September 30, 2013.
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
The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and is required to repay the aggregate amount outstanding on the maturity dates of the individual property borrowings, ranging, from December 29, 2015 through February 27, 2017. For the nine months ended September 30, 2013, the Company made no additional borrowings and principal payments of $7.9 million on outstanding borrowings from the Mortgage Facility. As of September 30, 2013, borrowings outstanding under the Mortgage Facility totaled $48.8 million, with $2.7 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
The Mortgage Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. In addition, the Mortgage Facility requires certain financial covenants that are identical to those contained in the Company’s Revolving Credit Facility. As of September 30, 2013, the Company was in compliance with all applicable covenants and ratios under the Mortgage Facility.
Real Estate Related Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with four of its manufacturer-affiliated finance partners – Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”), FMCC and several third-party

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.67% and 9.00%, and at variable indexed rates plus a spread between 2.25% and 3.35% per annum. The Company capitalized debt issuance costs related to the Real Estate Notes that are being amortized over the terms of the notes, $0.8 million of which were still unamortized as of September 30, 2013.
The loan agreements with TMCC consist of eight term loans. As of September 30, 2013, $52.0 million was outstanding under the TMCC term loans, with $7.0 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. The maturity dates vary from three to seven years and provide for monthly payments based on a 20-year amortization schedule. These eight loans are cross-collateralized and cross-defaulted with each other and are cross-defaulted with the Revolving Credit Facility.
The loan agreements with MBFS consist of three term loans. As of September 30, 2013, $45.9 million was outstanding under the MBFS term loans, with $1.7 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. The agreements provide for monthly payments based on a 20-year amortization schedule and have a maturity date of five years. These three loans are cross-collateralized and cross-defaulted with each other and are also cross-defaulted with the Revolving Credit Facility.
The loan agreements with BMWFS consist of 14 term loans. As of September 30, 2013, $71.1 million was outstanding under the BMWFS term loans, with $4.1 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. The agreements provide for monthly payments based on a 15-year amortization schedule and have a maturity date of 7 years. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These 14 loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.
In addition, agreements with third-party financial institutions consist of 11 term loans for an aggregate principal amount of $59.4 million, to finance real estate associated with the Company’s dealerships. These loans are inclusive of the Company's one term loan with FMCC with $5.4 million outstanding and $0.2 million classified as a current maturity of long-term debt. The loans are being repaid in monthly installments that will mature by November 2022. As of September 30, 2013, borrowings under these notes totaled $52.4 million, with $3.0 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. Nine of these loans are cross-defaulted with the Revolving Credit Facility. The other two loans, including the FMCC loan, are subject to separate restrictions and covenants. The Company was in compliance with all applicable covenants and ratios under the agreements.
The Company has also entered into separate term mortgage loans in the U.K. with another third-party financial institution which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “Foreign Notes”) are being repaid in monthly installments that mature August 2027. As of September 30, 2013, borrowings under the Foreign Notes totaled $21.9 million, with $2.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
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
The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified investments in marketable securities, debt instruments, and interest rate derivative financial instruments as having met such criteria. The respective fair values measured on a recurring basis as of September 30, 2013 and December 31, 2012, respectively, were as follows:

	As of September 30, 2013
	Level 1	Level 2	Total
	(In thousands)
Assets:
Interest rate derivative financial instruments	$—	$2,413	$2,413
Debt securities:
Demand obligations	—	65	65
Total	$—	$2,478	$2,478
Liabilities:
Interest rate derivative financial instruments	$—	$29,184	$29,184
Total	$—	$29,184	$29,184

	As of December 31, 2012
	Level 1	Level 2	Total
	(In thousands)
Assets:
Debt securities:
Demand obligations	$—	$616	$616
Total	$—	$616	$616
Liabilities:
Interest rate derivative financial instruments	$—	$43,089	$43,089
Total	$—	$43,089	$43,089
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
In December 2011, an adverse jury verdict was rendered against the Company in the San Diego County Superior Court, awarding $7.5 million to the plaintiff who sought reimbursement for medical expenses, lost wages and pain and suffering arising from an accident involving one of the Company’s customer shuttle vans and the plaintiff’s motorcycle. The Company’s insurance covered any loss in excess of its $1.0 million self-insured retention relative to this matter. The Company fully accrued the amount of the award and the related insurance charge as a current account receivable and a current accrued expense, respectively, in the Consolidated Balance Sheet as of December 31, 2011. During the three months ended September 30, 2013, the insurance company settled this matter with the plaintiff, the Company paid its self-insured retention and the full amount of the current account receivable and current accrued expense was settled as originally anticipated.
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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $27.2 million as of September 30, 2013. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company does not have any known material environmental commitments or contingencies and presently has no reason to believe that it or its subsidiaries will be called on to so perform.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts:

	Intangible Franchise Rights	Goodwill
	(In thousands)
BALANCE, December 31, 2012	$196,058	$582,384	(1)
Additions through acquisitions	99,965	125,466
Disposals	(5,826)	(6,333)
Currency Translation	(10,391)	(11,546)
Tax adjustments	—	(100)
BALANCE, September 30, 2013	279,806	689,871	(1)
(1) Net of accumulated impairment of $40.3 million
The increase in the Company’s goodwill and intangible franchise rights was primarily related to the purchase of franchises in the U.K. and Brazil.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30, 2013
	Accumulated foreign currency translation loss	Accumulated gain (loss) on marketable securities	Accumulated (loss) gain on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2012	$(6,126)	$—	$(26,931)	$(33,057)
Other comprehensive income (loss) before reclassifications:				—
Pre-tax	(23,487)	—	7,998	(15,489)
Tax effect	—	—	(2,999)	(2,999)
Amounts reclassified from accumulated other comprehensive income to:
Floorplan interest expense	—	—	7,390	7,390
Other interest expense	—	—	930	930
Tax effect	—	—	(3,120)	(3,120)
Net current period other comprehensive (loss) income	(23,487)	—	10,199	(13,288)
Balance, September 30, 2013	$(29,613)	$—	$(16,732)	$(46,345)

	Nine Months Ended September 30, 2012
	Accumulated foreign currency translation gain (loss)	Accumulated gain (loss) on marketable securities	Accumulated (loss) gain on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2011	$(7,969)	$8	$(21,275)	$(29,236)
Other comprehensive income (loss) before reclassifications:
Pre-tax	1,850	(13)	(19,606)	(17,769)
Tax effect	—	5	7,352	7,357
Amounts reclassified from accumulated other comprehensive income to:
Floorplan interest expense	—	—	7,720	7,720
Other interest expense	—	—	856	856
Tax effect	—	—	(3,216)	(3,216)
Net current period other comprehensive (loss) income	1,850	(8)	(6,894)	(5,052)
Balance, September 30, 2012	$(6,119)	$—	$(28,169)	$(34,288)

14. SEGMENT INFORMATION
As of September 30, 2013, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new vehicles, used vehicles, parts and automotive services, finance and insurance products, and collision centers. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segments and therefore the corporate financial results are included within the U.S. reportable segment.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer. Reportable segment revenue, gross profit, SG&A, floorplan interest expense, net income and capital expenditures were as follows for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil (1)	Total
	(In thousands)				(In thousands)
Revenues	$1,889,378	$234,914	$215,855	$2,340,147	$5,492,819	$613,428	$532,842	$6,639,089
Gross profit	280,265	25,513	23,684	329,462	843,683	68,428	59,114	971,225
Selling, general and administrative expense (2)	206,635	19,656	20,572	246,863	626,939	54,262	50,254	731,455
Floorplan interest expense	8,087	425	2,178	10,690	25,027	1,152	4,748	30,927
Other interest expense (income), net	9,649	293	29	9,971	27,990	800	(7)	28,783
Net income	28,963	3,607	195	32,765	82,637	8,095	1,539	92,271
Capital expenditures	12,502	311	623	13,436	43,197	1,071	1,551	45,819
(1) Represents financial data from date of acquisition in February 2013.
(2)    Includes a net gain on the disposition of dealerships of $1.4 million and $10.4 million for the three and nine months ended September 30, 2013, respectively, in the U.S. segment. Also, includes losses due to catastrophic events of $0.3 million and $12.2 million for the three and nine months ended September 30, 2013, respectively, in the U.S. segment. For the nine months ended September 30, 2013, includes acquisition costs of $5.2 million, $0.1 million and $1.2 million in the U.S., U.K. and Brazil segments, respectively. Also includes severance cost of $0.3 million each in the U.S. and Brazil segments, as well as lease termination charges of $0.2 million in the U.S. segment for the nine months ended September 30, 2013.

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
Revenues	$1,814,186	$162,386	$—	$1,976,572	$5,158,039	$379,104	$—	$5,537,143
Gross profit	271,562	19,669	—	291,231	792,046	44,953	—	836,999
Selling, general and administrative expense (1)	200,980	15,102	—	216,082	593,874	35,647	—	629,521
Floorplan interest expense	7,613	329	—	7,942	22,640	784	—	23,424
Other interest expense, net	9,416	203	—	9,619	27,406	443	—	27,849
Net income	28,633	2,702	—	31,335	78,110	4,967	—	83,077
Capital expenditures	13,423	99	—	13,522	39,422	259	—	39,681
(1)    Includes a loss due to catastrophic events of $2.7 million, as well as a net gain on real estate transactions of $1.1 million for the nine months ended September 30, 2012, in the U.S. segment.
Reportable segment goodwill and intangible franchise rights and total assets by segment were as follows:

	As of September 30, 2013
	U.S.	U.K.	Brazil	Total
	(In thousands)
Goodwill and Intangible Franchise Rights	$762,380	$27,663	$179,634	$969,677
Total assets	2,845,727	228,192	335,989	3,409,908

	As of December 31, 2012
	U.S.	U.K.	Brazil	Total
	(In thousands)
Goodwill and Intangible Franchise Rights	$752,372	$26,070	$—	$778,442
Total assets	2,860,771	162,244	—	3,023,015

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
•future stock repurchases, refinancing of convertible notes and dividends;
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
Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” "intend," “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Our forward-looking statements are not assurances of future performance and involve risks and uncertainties. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:
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
Overview
We are a leading operator in the automotive retail industry. Through our operating subsidiaries, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Effective with the acquisition of UAB Motors Participações S.A. (“UAB Motors”) on February 28, 2013, we are aligned into four geographic regions: the East and West Regions in the United States ("U.S."), the United Kingdom ("U.K.") Region, and the Brazil Region. Also, in conjunction with the acquisition of UAB Motors and associated changes in how our chief operating decision maker evaluates performance and allocates resources, we reaffirmed that each region represents an operating segment. Each U.S. region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their region. The financial matters of each U.S. region are managed by a regional chief financial officer who reports directly to our Chief Financial Officer. As part of this determination, we further concluded that the East and West Regions of the U.S. continue to be economically similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments and, therefore we aggregate these two regions into one reportable segment. As such, our three reportable segments are the U.S., which includes the activities of our corporate office, the U.K. and Brazil.
As of September 30, 2013, we owned and operated 179 franchises, representing 33 brands of automobiles, at 141 dealership locations and 35 collision service centers worldwide. We own 138 franchises at 109 dealerships, and 26 collision centers in the U.S., 19 franchises at 14 dealerships and four collision centers in the U.K. as well as 22 franchises at 18 dealerships and five collision service centers in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S., in 13 towns in the U.K. and in key metropolitan markets in the states of Sao Paulo and Parana in Brazil.
Outlook
During the nine months ended September 30, 2013, consumer demand for new and used vehicles in the U.S. improved over 2012. According to industry experts, the average seasonally adjusted annual rate of sales (“SAAR”) in the U.S. through the nine months ended September 30, 2013 was 15.5 million units, compared to 14.2 million units for the same period in 2012. We believe that the improving economic trends provide opportunities for us to improve our operating results as we: (a) expand our new and used vehicle unit sales and improve our sales efficiency; (b) continue to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; (c) invest capital where necessary to support our anticipated growth, particularly in our parts and service business; and (d) further leverage our revenue and gross profit growth through continued cost controls.
The U.K. economy represents the sixth largest economy in the world. The U.K. automotive sales market continues to outperform the rest of Europe. Vehicle registrations in the U.K. increased 12.1% and 10.8% through the three and nine months ended September 30, 2013, respectively, when compared to the same period a year ago. The latest industry estimates have new vehicle sales continuing to grow for the remainder of the year.
The Brazilian economy represents the seventh largest in the world and recently has been one of the fastest growing economies in the world. We believe the Brazilian government's decision in 2013 to not implement the planned increases in Industrial Products taxes that were scheduled for April 1, 2013 and to freeze current tax rates indefinitely were positive developments for the market. However, the Brazilian economy is facing many challenges and is not demonstrating significant growth at the moment. Industry sales in Brazil declined 10.0% during the three months ended September 30, 2013 as compared to the same period a year ago and we have seen a rise in inflation and interest rates and a decrease in the value of the Brazilian real compared to the U.S. dollar. We expect industry sales in Brazil to be flat in 2013, but we remain optimistic for growth in the longer run.
Our operations have generated, and we believe that our operations will continue to generate, positive cash flow. As such, we are focused on maximizing the return that we generate from our invested capital and positioning our balance sheet to take advantage of investment opportunities as they arise. We continue to closely scrutinize all planned future capital spending and work closely with our original equipment manufacturer (“OEM”) partners in this area to make prudent investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that our capital spending for the full year of 2013 will be approximately $75.0 million.

We remain committed to our growth-by-acquisition strategy. We believe that significant opportunities exist to enhance our portfolio with dealerships that meet our stringent investment criteria in the U.S., U.K. and Brazil. During the first nine months of 2013, we completed the acquisition of 24 dealerships in the U.S., U.K. and Brazil. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders.
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
For the three months ended September 30, 2013, total revenues increased 18.4% from 2012 levels to $2.3 billion and gross profit improved 13.1% to $329.5 million over the prior year period. For the nine months ended September 30, 2013, total revenues increased 19.9% from 2012 levels to $6.6 billion and gross profit improved 16.0% to $971.2 million over the prior year period. Operating income increased from 2012 levels by 8.8% to $72.9 million for the three months ended September 30, 2013 and by 15.3% to $212.2 million for the nine months ended September 30, 2013. Income before income taxes increased to $52.3 million for the third quarter of 2013, which was a 5.6% improvement over the comparable prior year period, and increased to $151.7 million for nine months ended September 30, 2013, which was a 14.2% improvement over 2012. For the three months ended September 30, 2013, we realized a 4.6% improvement in net income to $32.8 million and a 9.8% decrease in diluted income per share to $1.19. For the nine months ended September 30, 2013, we realized an 11.1% increase in net income to $92.3 million and a 0.6% increase in diluted income per share to $3.52. For the three and nine months ended September 30, 2013, our weighted average dilutive common shares outstanding increased 17.3% and 11.8% over prior year periods to 26.3 million and 25.2 million, respectively. These increases were primarily the result of the increases in dilution from the potential conversion of our 3.00% Convertible Senior Notes due 2020 ("3.00% Notes") and 2.25% Convertible Senior Notes due 2036 ("2.25% Notes"), which mirrors the rise in our average stock price during the third quarter of 2013 and from levels during the same periods in 2012. The share dilution calculation does not include the beneficial impact of the call spreads that we have in place. A complete presentation of the dilutive effect of the 3.00% Notes and 2.25% Notes can be found in the Liquidity and Capital Resources section of this Item 2. For the nine months ended September 30, 2013, our adjusted net cash provided by operations was $147.1 million compared to $168.5 million in the same period in 2012. See further explanation of the adjusted cash flow metrics in the Non-GAAP Financial Measures section of this Item 2.

Key Performance Indicators
Consolidated Statistical Data
The following table highlights certain of the key performance indicators we use to manage our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Unit Sales
Retail Sales
New Vehicle	42,311	34,532	116,938	95,386
Used Vehicle	26,059	22,433	74,931	65,186
Total Retail Sales	68,370	56,965	191,869	160,572
Wholesale Sales	13,445	12,049	37,852	33,287
Total Vehicle Sales	81,815	69,014	229,721	193,859
Gross Margin
New Vehicle Retail Sales	5.3%	5.8%	5.6%	5.8%
Total Used Vehicle Sales	6.5%	6.9%	7.1%	7.4%
Parts and Service Sales	52.4%	52.5%	52.5%	52.6%
Total Gross Margin	14.1%	14.7%	14.6%	15.1%
SG&A(1) as a % of Gross Profit	74.9%	74.2%	75.3%	75.2%
Operating Margin	3.1%	3.4%	3.2%	3.3%
Pretax Margin	2.2%	2.5%	2.3%	2.4%
Finance and Insurance Revenues per Retail Unit Sold	$1,207	$1,220	$1,212	$1,197

(1)	Selling, general and administrative expenses.
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.
U.S. SAAR has risen from an average of 14.2 million units for the nine months ended September 30, 2012 to 15.5 million units for the same period in 2013, an increase of 9.2%. Our consolidated new vehicle retail sales revenues increased 21.5% and 23.6% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. This growth primarily reflects an increase in new vehicle unit sales of 22.5% and 22.6%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, as a result of dealership acquisition activity, stronger consumer confidence in the U.S., better industry conditions in the U.K., improved inventory levels and the execution of our operating team. New vehicle retail gross margin declined 50 basis points to 5.3% and 20 basis points to 5.6% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012 as gross profit per retail unit sold decreased. This decline in new vehicle retail gross margin was experienced in most of our brands, primarily reflecting the competitive nature of the U.S. industry.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our used vehicle retail sales revenues increased 14.6% and 15.2%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. This growth primarily reflects increases in the used vehicle retail unit sales of 16.2% and 14.9%, as compared to the respective periods in 2012, including the impact of our dealership acquisitions in the U.K. and Brazil. The improving U.S. economic environment that has benefited new vehicle sales also supported improved used vehicle demand. Used vehicle retail gross margin declined 40 and 30 basis points, respectively, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. Used vehicle margins are generally lower in our U.K. and Brazil segments. The decline in consolidated used vehicle gross margin primarily relates to the mix shift effect, as a result of a larger contribution from these foreign segments.
Our parts and service sales increased 13.5% and 14.5%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. This growth was driven by increases in all aspects of our business: collision, customer-pay, warranty, and wholesale parts. Our parts and service gross margin decreased 10 basis points for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to a mix shift with the acquisition of our Brazil segment, which generally realizes lower parts and service gross margins particularly within the warranty parts and service business.
Our consolidated finance and insurance revenues per retail unit sold decreased by $13 for the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to the mix effect resulting from our Brazil and U.K. acquisitions. Finance and insurance revenues per retail unit sold increased $15 for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily as a result of higher income per contract and increased penetration rates in the U.S., partially offset by unfavorable country mix.
Our total gross margin decreased 60 basis points for the three months ended September 30, 2013 and 50 basis points for the nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to the shift in business mix towards lower margin new and used vehicle businesses and growing contribution from our foreign segments.
Our consolidated SG&A expenses increased as a percentage of gross profit by 70 basis points to 74.9% for the three months ended September 30, 2013 and by 10 basis points to 75.3% for the nine months ended September 30, 2013, as compared to the same periods in 2012, as a result of largely variable expenses, such as personnel and advertising, that grew disproportionately to gross profit, as well as the impact of a country mix, since Brazil and the U.K. generally experience a higher ratio of SG&A expenses to gross profit.
For the three and nine months ended September 30, 2013, floorplan interest expense increased 34.6% and 32.0%, respectively, as compared to the same periods in 2012, primarily as a result of an increase in our floorplan borrowings from dealership acquisitions, particularly in Brazil, and expanded inventory levels necessary to support higher sales rates. Other interest expense, net increased 3.7% and 3.4%, respectively, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012.
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

Results of Operations
The following tables present comparative financial and non-financial data for the three and nine months ended September 30, 2013 and 2012 of (a) our “Same Store” locations, (b) those locations acquired or disposed of during the periods (“Transactions”), and (c) the consolidated company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.

Total Same Store Data
The following table summarizes our combined Same Store results for the three and nine months ended September 30, 2013, as compared to 2012:
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Revenues
New vehicle retail	$1,148,915	7.7%	$1,066,782	$3,233,449	7.7%	$3,003,079
Used vehicle retail	467,093	6.4%	438,868	1,354,555	5.4%	1,285,471
Used vehicle wholesale	70,965	(3.8)%	73,767	201,109	(3.5)%	208,297
Parts and service	226,981	8.0%	210,261	677,732	7.4%	631,012
Finance, insurance and other	75,779	14.5%	66,200	214,889	15.4%	186,140
Total revenues	$1,989,733	7.2%	$1,855,878	$5,681,734	6.9%	$5,313,999
Cost of Sales
New vehicle retail	$1,090,263	8.7%	$1,003,427	$3,060,540	8.3%	$2,825,946
Used vehicle retail	430,508	6.8%	402,978	1,242,529	5.6%	1,176,185
Used vehicle wholesale	72,024	(3.0)%	74,245	199,752	(2.9)%	205,706
Parts and service	106,087	6.2%	99,895	317,270	6.0%	299,320
Total cost of sales	$1,698,882	7.5%	$1,580,545	$4,820,091	6.9%	$4,507,157
Gross profit	$290,851	5.6%	$275,333	$861,643	6.8%	$806,842
SG&A	$214,526	6.7%	$201,034	$647,778	7.7%	$601,687
Depreciation and amortization expenses	$8,239	6.7%	$7,725	$23,924	6.9%	$22,384
Floorplan interest expense	$8,176	7.5%	$7,606	$24,960	10.2%	$22,660
Gross Margin
New vehicle retail	5.1%		5.9%	5.3%		5.9%
Total used vehicle	6.6%		6.9%	7.3%		7.5%
Parts and service	53.3%		52.5%	53.2%		52.6%
Total gross margin	14.6%		14.8%	15.2%		15.2%
SG&A as a % of gross profit	73.8%		73.0%	75.2%		74.6%
Operating margin	3.4%		3.6%	3.3%		3.4%
Finance and insurance revenues per retail unit sold	$1,338	7.1%	$1,249	$1,331	9.5%	$1,215
The discussion that follows provides explanation for the material variances noted above. In addition, each table presents, by primary statement of operations line item, comparative financial and non-financial data of our Same Store locations, Transactions and the consolidated company for the three and nine months ended September 30, 2013 and 2012.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Retail Unit Sales
Same Stores
U.S.	31,294	6.2%	29,460	89,951	5.8%	85,039
U.K.	2,880	17.8%	2,444	6,203	9.7%	5,656
Total - Same Stores	34,174	7.1%	31,904	96,154	6.0%	90,695
Transactions
U.S.	1,572		2,502	4,282		4,486
U.K.	1,426		126	4,535		205
Brazil	5,139		—	11,967		—
Total	42,311	22.5%	34,532	116,938	22.6%	95,386
Retail Sales Revenues
Same Stores
U.S.	$1,046,722	6.9%	$979,516	$3,016,595	7.6%	$2,802,581
U.K.	102,193	17.1%	87,266	216,854	8.2%	200,498
Total - Same Stores	1,148,915	7.7%	1,066,782	3,233,449	7.7%	3,003,079
Transactions
U.S.	44,499		69,378	115,866		122,872
U.K.	34,547		5,126	125,184		8,640
Brazil	158,706		—	398,622		—
Total	$1,386,667	21.5%	$1,141,286	$3,873,121	23.6%	$3,134,591
Gross Profit
Same Stores
U.S.	$51,678	(8.9)%	$56,725	$157,496	(2.9)%	$162,201
U.K.	6,974	5.2%	6,630	15,413	3.2%	14,932
Total - Same Stores	58,652	(7.4)%	63,355	172,909	(2.4)%	177,133
Transactions
U.S.	2,408		2,937	6,498		5,561
U.K.	874		258	6,228		518
Brazil	11,361		—	30,661		—
Total	$73,295	10.1%	$66,550	$216,296	18.1%	$183,212
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,651	(14.2)%	$1,925	$1,751	(8.2)%	$1,907
U.K.	$2,422	(10.7)%	$2,713	$2,485	(5.9)%	$2,640
Total - Same Stores	$1,716	(13.6)%	$1,986	$1,798	(7.9)%	$1,953
Transactions
U.S.	$1,532		$1,174	$1,518		$1,240
U.K.	$613		$2,048	$1,373		$2,527
Brazil	$2,211		$—	$2,562		$—
Total	$1,732	(10.1)%	$1,927	$1,850	(3.7)%	$1,921

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross Margin
Same Stores
U.S.	4.9%	5.8%	5.2%	5.8%
U.K.	6.8%	7.6%	7.1%	7.4%
Total - Same Stores	5.1%	5.9%	5.3%	5.9%
Transactions
U.S.	5.4%	4.2%	5.6%	4.5%
U.K.	2.5%	5.0%	5.0%	6.0%
Brazil	7.2%	—	7.7%	—
Total	5.3%	5.8%	5.6%	5.8%

Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Toyota	10,534	5.1%	10,026	29,780	3.8%	28,692
BMW	4,196	20.4%	3,485	11,458	12.2%	10,208
Honda	3,613	4.6%	3,453	10,408	3.2%	10,090
Ford	3,172	10.1%	2,881	9,491	12.4%	8,445
Nissan	3,045	1.6%	2,997	9,609	4.6%	9,187
Volkswagen	2,780	1.1%	2,750	5,956	0.8%	5,909
General Motors	1,950	2.7%	1,898	5,562	0.7%	5,525
Chrysler	1,643	10.4%	1,488	4,681	11.6%	4,196
Mercedes-Benz	1,608	7.2%	1,500	4,867	10.9%	4,389
Hyundai	1,205	16.4%	1,035	3,037	8.9%	2,790
Other	428	9.5%	391	1,305	3.2%	1,264
Total	34,174	7.1%	31,904	96,154	6.0%	90,695
Coupled with the increase in overall industry sales, we believe the focus that we have placed on improving our dealership sales processes has contributed to increased Same Store new vehicle retail sales. Our total Same Store new vehicle retail sales revenues increased 7.7% for the three months ended September 30, 2013, as compared to the same period in 2012, as a result of increased new vehicle retail unit sales of 6.2% in the U.S. and 17.8% in the U.K. The U.S. Same Store revenues for the three months ended September 30, 2013 improved 5.9% and 13.2% in our luxury and domestic brands, respectively, as compared to the same period in 2012. The U.S. Same Store revenues also increased by 4.6% in our import brands. The mix shift effect contributed to an increase in our U.S. Same Store revenues per retail unit (“PRU”), which grew 0.6% to $33,448 during the third quarter of 2013, as compared to the same period in 2012. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Our total Same Store new vehicle gross profit decreased 7.4% for the three months ended September 30, 2013, as compared to the same period in 2012, driven by a 14.2% decline in U.S. Same Store gross profit PRU to $1,651. Competition among U.S. dealerships for new vehicle sales continued to escalate during the third quarter of 2013, causing downward pressure on most of our major brands and in most of our markets. As a result, our total Same Store new vehicle gross margin for the three months ended September 30, 2013 declined 80 basis points to 5.1% as compared to the same period in 2012.
For the nine months ended September 30, 2013, total Same Store new vehicle retail sales revenues increased 7.7% and unit sales increased 6.0%, as compared to the same period in 2012. Our U.S. Same Store new vehicle retail revenues PRU increased 1.8% to $33,536 and unit sales increased 9.1%, 8.8%, and 3.4% in our domestic, luxury and import categories, respectively. Total Same Store gross profit PRU decreased 7.9% to $1,798 in the first nine months of 2013 from $1,953 during the same period in 2012, and, as a result, our gross margin decreased 60 basis points from 5.9% to 5.3%.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the three months ended September 30, 2013 and 2012 was $10.2 million and $9.2 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 69.3% in the fourth quarter of 2010 to 115.9% in the third quarter of 2012 and was 95.6% for the third quarter of 2013. The ratio for the third quarter of 2013 of 95.6% was 20.3 percentage points lower than the third quarter of 2012 primarily due to the country mix effect from the U.K. receiving a much lower rate of assistance as compared to the U.S. and Brazil receiving no assistance. In the U.S., manufacturer's interest assistance was 125.0% of floorplan interest expense in the third quarter of 2013.
We increased our new vehicle inventory levels by $92.7 million, or 10.4%, from $895.5 million as of December 31, 2012 to $988.2 million as of September 30, 2013, primarily in response to an improved selling environment and our recent dealership acquisitions. We increased our new vehicle inventory levels by $171.8 million, or 21.1%, from $816.3 million as of September 30, 2012. Our consolidated days' supply of new vehicle inventory increased to 65 days as of September 30, 2013 compared to 63 days as of December 31, 2012 and September 30, 2012.
Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Retail Unit Sales
Same Stores
U.S.	20,983	6.0%	19,793	61,513	4.0%	59,130
U.K.	1,495	14.1%	1,310	3,741	10.8%	3,375
Total Same Stores	22,478	6.5%	21,103	65,254	4.4%	62,505
Transactions
U.S.	1,223		1,291	3,737		2,612
U.K.	1,015		39	3,021		69
Brazil	1,343		—	2,919		—
Total	26,059	16.2%	22,433	74,931	14.9%	65,186
Retail Sales Revenues
Same Stores
U.S.	$423,472	5.6%	$401,015	$1,249,713	5.0%	$1,190,433
U.K.	43,621	15.2%	37,853	104,842	10.3%	95,038
Total Same Stores	467,093	6.4%	438,868	1,354,555	5.4%	1,285,471
Transactions
U.S.	20,244		22,262	60,916		45,852
U.K.	15,887		1,265	58,059		2,280
Brazil	26,604		—	62,501		—
Total	$529,828	14.6%	$462,395	$1,536,031	15.2%	$1,333,603

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Gross Profit
Same Stores
U.S.	$33,835	2.1%	$33,125	$105,617	2.7%	$102,888
U.K.	2,750	(0.5)%	2,765	6,409	0.2%	6,398
Total Same Stores	36,585	1.9%	35,890	112,026	2.5%	109,286
Transactions
U.S.	2,102		1,812	6,280		3,610
U.K.	1,099		30	3,708		79
Brazil	1,696		—	3,249		—
Total	$41,482	9.9%	$37,732	$125,263	10.9%	$112,975
Gross Profit per Unit Sold
Same Stores
U.S.	$1,612	(3.7)%	$1,674	$1,717	(1.3)%	$1,740
U.K.	$1,839	(12.9)%	$2,111	$1,713	(9.7)%	$1,896
Total Same Stores	$1,628	(4.3)%	$1,701	$1,717	(1.8)%	$1,748
Transactions
U.S.	$1,719		$1,404	$1,680		$1,382
U.K.	$1,083		$769	$1,227		$1,145
Brazil	$1,263		—	$1,113		—
Total	$1,592	(5.4)%	$1,682	$1,672	(3.5)%	$1,733
Gross Margin
Same Stores
U.S.	8.0%		8.3%	8.5%		8.6%
U.K.	6.3%		7.3%	6.1%		6.7%
Total Same Stores	7.8%		8.2%	8.3%		8.5%
Transactions
U.S.	10.4%		8.1%	10.3%		7.9%
U.K.	6.9%		2.4%	6.4%		3.5%
Brazil	6.4%		—	5.2%		—
Total	7.8%		8.2%	8.2%		8.5%
Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Wholesale Unit Sales
Same Stores
U.S.	9,850	2.1%	9,644	28,248	1.2%	27,926
U.K.	1,463	0.0%	1,463	3,604	7.2%	3,361
Total Same Stores	11,313	1.9%	11,107	31,852	1.8%	31,287
Transactions
U.S.	605		896	1,804		1,923
U.K.	615		46	2,168		77
Brazil	912		—	2,028		—
Total	13,445	11.6%	12,049	37,852	13.7%	33,287

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Wholesale Sales Revenues
Same Stores
U.S.	$56,841	(4.0)%	$59,203	$166,471	(4.4)%	$174,056
U.K.	14,124	(3.0)%	14,564	34,638	1.2%	34,241
Total Same Stores	70,965	(3.8)%	73,767	201,109	(3.5)%	208,297
Transactions
U.S.	2,992		4,134	7,756		9,313
U.K.	2,835		523	14,044		805
Brazil	9,008		—	20,758		—
Total	$85,800	9.4%	$78,424	$243,667	11.6%	$218,415
Gross (Loss) Profit
Same Stores
U.S.	$(1,137)	132.5%	$(489)	$1,440	(47.5)%	$2,744
U.K.	78	609.1%	11	(83)	(45.8)%	(153)
Total Same Stores	(1,059)	121.5%	(478)	1,357	(47.6)%	2,591
Transactions
U.S.	(236)		(147)	(440)		(166)
U.K.	(292)		(18)	(660)		(41)
Brazil	53		—	1,143		—
Total	$(1,534)	138.6%	$(643)	$1,400	(41.3)%	$2,384
Gross (Loss) Profit per Wholesale Unit Sold
Same Stores
U.S.	$(115)	125.5%	$(51)	$51	(48.0)%	$98
U.K.	$53	562.5%	$8	$(23)	(50.0)%	$(46)
Total Same Stores	$(94)	118.6%	$(43)	$43	(48.2)%	$83
Transactions
U.S.	$(390)		$(164)	$(244)		$(86)
U.K.	$(475)		(391)	$(304)		(532)
Brazil	$58		—	$564		—
Total	$(114)	115.1%	$(53)	$37	(48.6)%	$72
Gross Margin
Same Stores
U.S.	(2.0)%		(0.8)%	0.9%		1.6%
U.K.	0.6%		0.1%	(0.2)%		(0.4)%
Total Same Stores	(1.5)%		(0.6)%	0.7%		1.2%
Transactions
U.S.	(7.9)%		(3.6)%	(5.7)%		(1.8)%
U.K.	(10.3)%		(3.4)%	(4.7)%		(5.1)%
Brazil	0.6%		—	5.5%		—
Total	(1.8)%		(0.8)%	0.6%		1.1%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Used Vehicle Unit Sales
Same Stores
U.S.	30,833	4.7%	29,437	89,761	3.1%	87,056
U.K.	2,958	6.7%	2,773	7,345	9.0%	6,736
Total Same Stores	33,791	4.9%	32,210	97,106	3.5%	93,792
Transactions
U.S.	1,828		2,187	5,541		4,535
U.K.	1,630		85	5,189		146
Brazil	2,255		—	4,947		—
Total	39,504	14.6%	34,482	112,783	14.5%	98,473
Sales Revenues
Same Stores
U.S.	$480,313	4.4%	$460,218	$1,416,184	3.8%	$1,364,489
U.K.	57,745	10.2%	52,417	139,480	7.9%	129,279
Total Same Stores	538,058	5.0%	512,635	1,555,664	4.1%	1,493,768
Transactions
U.S.	23,236		26,396	68,672		55,165
U.K.	18,722		1,788	72,103		3,085
Brazil	35,612		—	83,259		—
Total	$615,628	13.8%	$540,819	$1,779,698	14.7%	$1,552,018
Gross Profit
Same Stores
U.S.	$32,698	0.2%	$32,636	$107,057	1.3%	$105,632
U.K.	2,828	1.9%	2,776	6,326	1.3%	6,245
Total Same Stores	35,526	0.3%	35,412	113,383	1.3%	111,877
Transactions
U.S.	1,866		1,665	5,840		3,444
U.K.	807		12	3,048		38
Brazil	1,749		—	4,392		—
Total	$39,948	7.7%	$37,089	$126,663	9.8%	$115,359
Gross Profit per Unit Sold
Same Stores
U.S.	$1,060	(4.4)%	$1,109	$1,193	(1.6)%	$1,213
U.K.	$956	(4.5)%	$1,001	$861	(7.1)%	$927
Total Same Stores	$1,051	(4.4)%	$1,099	$1,168	(2.1)%	$1,193
Transactions
U.S.	$1,021		$761	$1,054		$759
U.K.	$495		$141	$587		$260
Brazil	$776		—	$888		$—
Total	$1,011	(6.0)%	$1,076	$1,123	(4.1)%	$1,171

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross Margin
Same Stores
U.S.	6.8%	7.1%	7.6%	7.7%
U.K.	4.9%	5.3%	4.5%	4.8%
Total Same Stores	6.6%	6.9%	7.3%	7.5%
Transactions
U.S.	8.0%	6.3%	8.5%	6.2%
U.K.	4.3%	0.7%	4.2%	1.2%
Brazil	4.9%	—	5.3%	—
Total	6.5%	6.9%	7.1%	7.4%
In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory.
The improved U.S. economic conditions, uptick in U.S. consumer confidence, and a stronger new vehicle selling environment translated into an increase in total used vehicle demand. Coupled with our emphasis on improving our dealership sales processes, our total Same Store used vehicle retail revenues increased 6.4% for the three months ended September 30, 2013, as compared to the same period in 2012. This improvement reflects an increase in total Same Store used vehicle retail unit sales. Our U.S. Same Store average used vehicle retail selling price decreased 0.4%, or $78, while our U.S. Same Store used vehicle retail units sold increased 6.0% for the three months ended September 30, 2013, as compared to the same period in 2012. For the nine months ended September 30, 2013, our total Same Store used vehicle retail revenue improved by 5.4% as a result of a 4.4% increase in Same Store used vehicle retail unit sales, as compared to the same period in 2012, as well as an increase in our average selling price PRU of 0.9% to $20,758.
Our U.S. Same Store certified pre-owned vehicles ("CPO") volume decreased 6.1% to 5,478 units sold for the three months ended September 30, 2013, as compared to the same period of 2012. As a percentage of the U.S. Same Store used vehicle retail unit sales, CPO units declined 340 basis points to 26.1% for the third quarter of 2013, as compared to the same period in 2012. CPO units sold represented 27.5% of U.S. Same Store used retail units sold for the nine months ended September 30, 2013, as compared to 29.3% for the same period in 2012.
In total, Same Store retail used vehicle gross profit improved 1.9% and 2.5% for the three months and nine months ended in September 30, 2013, as compared to the same periods in 2012, while gross margin declined 40 and 20 basis points, respectively, as compared to the same periods in 2012. The gross margin decline was primarily driven by decreases in our U.S. Same Store used retail vehicle margins in both periods to 8.0% and 8.5%, respectively. Our U.S. Same Store used retail gross profit PRU declined 3.7% and 1.3% for the three months and nine months ended September 30, 2013, as compared to the same periods in 2012.
During the third quarter of 2013, total Same Store wholesale used vehicle revenue declined by 3.8% as a result of the decrease in average price per unit sold. In the U.S., Same Store wholesale used vehicle unit sales increased 2.1%, as compared to the same period in 2012, corresponding to the overall rise in new and used retail sales volume. Total Same Store wholesale used vehicle gross profit per unit declined $51 to a loss of $94 for the three months ended September 30, 2013 and decreased $40 to a gross profit per unit of $43 for the nine months ended September 30, 2013, as compared to the same periods in 2012. These declines in profitability correspond with our continued focus on maximizing our used vehicle retail sales.
We increased our used vehicle inventory levels by $46.0 million, or 24.9%, from $184.8 million as of December 31, 2012 to $230.7 million as of September 30, 2013, primarily in response to an improved selling environment and our dealership acquisitions. We increased our used vehicle inventory levels by $54.7 million, or 31.0%, from $176.1 million as of September 30, 2012. Our supply of used vehicle inventory was 34 days at September 30, 2013, which was down from December 31, 2012 levels of 38 days and up from 30 days at September 30, 2012.

Parts and Service Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Parts and Services Revenue
Same Stores
U.S.	$213,429	7.8%	$197,909	$643,981	7.2%	$600,463
U.K.	13,552	9.7%	12,352	33,751	10.5%	30,549
Total Same Stores	226,981	8.0%	210,261	677,732	7.4%	631,012
Transactions
U.S.	5,451		13,926	15,337		26,052
U.K.	3,918		803	15,514		1,340
Brazil	18,966		—	45,193		—
Total	$255,316	13.5%	$224,990	$753,776	14.5%	$658,404
Gross Profit
Same Stores
U.S.	$113,229	9.5%	$103,452	$342,409	8.7%	$314,888
U.K.	7,665	10.9%	6,914	18,053	7.4%	16,804
Total Same Stores	120,894	9.5%	110,366	360,462	8.7%	331,692
Transactions
U.S.	2,658		7,304	8,199		13,903
U.K.	2,128		445	8,818		703
Brazil	8,003		—	18,293		—
Total	$133,683	13.2%	$118,115	$395,772	14.3%	$346,298
Gross Margin
Same Stores
U.S.	53.1%		52.3%	53.2%		52.4%
U.K.	56.6%		56.0%	53.5%		55.0%
Total Same Stores	53.3%		52.5%	53.2%		52.6%
Transactions
U.S.	48.8%		52.4%	53.5%		53.4%
U.K.	54.3%		55.4%	56.8%		52.5%
Brazil	42.2%		—	40.5%		—
Total	52.4%		52.5%	52.5%		52.6%
Our total Same Store parts and service revenues increased 8.0% to $227.0 million for the three months ended September 30, 2013 and 7.4% to $677.7 million for the nine months ended September 30, 2013, as compared to the same periods in 2012, reflecting growth in both our U.S. and U.K segments. U.S. Same Store parts and service revenues increased 7.8%, or $15.5 million, for the three months ended September 30, 2013, as compared to the same period in 2012, driven primarily by a 23.2% increase in collision revenue, a 5.1% increase in customer-pay parts and service sales, an 8.0% increase in warranty revenues and a 5.2% increase in wholesale parts revenues, when compared to the same period in 2012. Similarly, for the nine months ended September 30, 2013, our U.S. Same Store parts and service revenues increased 7.2%, as compared to the same period in 2012. The overall increase in our U.S. Same Store parts and service revenue consisted of improvements in our collision revenues of 19.8%, our customer-pay parts and service revenues of 4.0%, our warranty parts and service revenues of 10.2%, and our wholesale parts business of 5.0%. We continue to invest in our parts and service business through technology, facilities, and man-power.
Our total Same Store gross profit for the three and nine months ended September 30, 2013 increased 9.5% and 8.7%, respectively, as compared to the same periods in 2012. Our U.S. Same Store parts and service margins improved 80 basis points for both the three and the nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The increases in both periods were primarily due to improved profitability in our warranty and customer-pay parts and service business units, as well as a higher volume of internal work between the parts and service departments of our dealerships and the new and used vehicle departments, which was generated by improved new and used retail vehicles sales volumes.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Retail New and Used Unit Sales
Same Stores
U.S.	52,277	6.1%	49,253	151,464	5.1%	144,169
U.K.	4,375	16.5%	3,754	9,944	10.1%	9,031
Total Same Stores	56,652	6.9%	53,007	161,408	5.4%	153,200
Transactions
U.S.	2,795		3,793	8,019		7,098
U.K.	2,441		165	7,556		274
Brazil	6,482		—	14,886		—
Total	68,370	20.0%	56,965	191,869	19.5%	160,572
Retail Finance Fees
Same Stores
U.S.	$23,703	14.0%	$20,801	$70,172	15.9%	$60,549
U.K.	1,904	25.2%	1,521	4,018	19.5%	3,363
Total Same Stores	25,607	14.7%	22,322	74,190	16.1%	63,912
Transactions
U.S.	1,240		1,358	3,036		2,450
U.K.	486		69	2,067		119
Brazil	817		—	1,766		—
Total	$28,150	18.5%	$23,749	$81,059	21.9%	$66,481
Vehicle Service Contract Fees
Same Stores
U.S.	$29,250	9.7%	$26,653	$84,022	10.8%	$75,807
U.K.	19	(57.8)%	45	17	(68.5)%	54
Total Same Stores	29,269	9.6%	26,698	84,039	10.8%	75,861
Transactions
U.S.	1,180		1,145	2,946		2,067
U.K.	66		5	124		8
Brazil	—		—	—		—
Total	$30,515	9.6%	$27,848	$87,109	11.8%	$77,936
Insurance and Other
Same Stores
U.S.	$19,509	20.4%	$16,205	$53,981	22.0%	$44,241
U.K.	1,394	43.0%	975	2,679	26.0%	2,126
Total Same Stores	20,903	21.7%	17,180	56,660	22.2%	46,367
Transactions
U.S.	846		681	2,027		1,303
U.K.	368		19	1,637		43
Brazil	1,754		—	4,002		—
Total	$23,871	33.5%	$17,880	$64,326	34.8%	$47,713

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Total
Same Stores
U.S.	$72,462	13.8%	$63,659	$208,175	15.3%	$180,597
U.K.	3,317	30.5%	2,541	6,714	21.1%	5,543
Total Same Stores	75,779	14.5%	66,200	214,889	15.4%	186,140
Transactions
U.S.	3,266		3,184	8,009		5,820
U.K.	920		93	3,828		170
Brazil	2,571		—	5,768		—
Total	$82,536	18.8%	$69,477	$232,494	21.0%	$192,130
Finance and Insurance Revenues per Unit Sold
Same Stores
U.S.	$1,386	7.3%	$1,292	$1,374	9.7%	$1,253
U.K.	$758	12.0%	$677	$675	9.9%	$614
Total Same Stores	$1,338	7.1%	$1,249	$1,331	9.5%	$1,215
Transactions
U.S.	$1,169		$839	$999		$820
U.K.	$377		$564	$507		$620
Brazil	$397		$—	$387		$—
Total	$1,207	(1.1)%	$1,220	$1,212	1.3%	$1,197
Our focus on improving our finance and insurance business processes, coupled with improved retail vehicle sales volumes, continued to generate growth in our finance and insurance revenues. Our total Same Store finance and insurance revenues increased 14.5%, to $75.8 million, for the three months ended September 30, 2013, as compared to the same period in 2012. Improvement in the U.S. was primarily driven by a 6.1% increase in new and used retail units, an increase in income per contract from all of our major product offerings, as well as a 220 basis point improvement in finance penetration rates. These increases more than offset a growth in chargeback expense. The U.K. also improved with significant growth in insurance and other sales, up 43.0%, driving an $81 per unit increase in finance and insurance PRU to $758. In total, our total Same Store finance and insurance revenues PRU improved 7.1% to $1,338, as compared to the same period in 2012.
For the first nine months of 2013, our Same Store finance and insurance revenues improved 15.4% over the same period in 2012, primarily reflecting a 5.1% increase in our U.S. new and used retail sales volumes, coupled with a 6.9% increase in our finance income per contract in the U.S. and improvements in penetration rates in our major U.S. product offerings. For the nine months ended September 30, 2013, our total Same Store revenues PRU increased 9.5%, or $116, to $1,331, as compared to the same period in 2012.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Personnel
Same Stores
U.S.	$123,455	6.5%	$115,923	$372,380	6.0%	$351,330
U.K.	9,060	10.6%	8,193	21,377	8.7%	19,659
Total Same Stores	132,515	6.8%	124,116	393,757	6.1%	370,989
Transactions
U.S.	5,170		7,529	15,283		15,018
U.K.	2,320		494	10,106		824
Brazil	11,767		—	27,926		—
Total	$151,772	14.9%	$132,139	$447,072	15.6%	$386,831
Advertising
Same Stores
U.S.	$13,784	9.5%	$12,588	$38,375	4.2%	$36,812
U.K.	586	22.1%	480	1,253	16.6%	1,075
Total Same Stores	14,370	10.0%	13,068	39,628	4.6%	37,887
Transactions
U.S.	751		1,327	2,679		2,772
U.K.	322		48	840		77
Brazil	570		—	1,419		—
Total	$16,013	10.9%	$14,443	$44,566	9.4%	$40,736
Rent and Facility Costs
Same Stores
U.S.	$20,946	5.0%	$19,941	$65,043	5.4%	$61,712
U.K.	1,521	(7.3)%	1,641	3,560	(9.9)%	3,950
Total Same Stores	22,467	4.1%	21,582	68,603	4.5%	65,662
Transactions
U.S.	908		2,624	2,513		4,322
U.K.	436		175	2,499		307
Brazil	3,952		—	9,745		—
Total	$27,763	13.9%	$24,381	$83,360	18.6%	$70,291
Other SG&A
Same Stores
U.S.	$40,963	6.4%	$38,491	$136,491	15.7%	$117,922
U.K.	4,211	11.5%	3,777	9,299	0.8%	9,227
Total Same Stores	45,174	6.9%	42,268	145,790	14.7%	127,149
Transactions
U.S.	658		2,557	(5,825)		3,986
U.K.	1,200		294	5,328		528
Brazil	4,283		—	11,164		—
Total	$51,315	13.7%	$45,119	$156,457	18.8%	$131,663

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Total SG&A
Same Stores
U.S.	$199,148	6.5%	$186,943	$612,289	7.8%	$567,776
U.K.	15,378	9.1%	14,091	35,489	4.7%	33,911
Total Same Stores	214,526	6.7%	201,034	647,778	7.7%	601,687
Transactions
U.S.	7,487		14,037	14,650		26,098
U.K.	4,278		1,011	18,773		1,736
Brazil	20,572		—	50,254		—
Total	$246,863	14.2%	$216,082	$731,455	16.2%	$629,521
Total Gross Profit
Same Stores
U.S.	$270,067	5.3%	$256,472	$815,136	6.8%	$763,318
U.K.	20,784	10.2%	18,861	46,507	6.9%	43,524
Total Same Stores	290,851	5.6%	275,333	861,643	6.8%	806,842
Transactions
U.S.	10,198		15,090	28,547		28,728
U.K.	4,729		808	21,921		1,429
Brazil	23,684		—	59,114		—
Total	$329,462	13.1%	$291,231	$971,225	16.0%	$836,999
SG&A as a % of Gross Profit
Same Stores
U.S.	73.7%		72.9%	75.1%		74.4%
U.K.	74.0%		74.7%	76.3%		77.9%
Total Same Stores	73.8%		73.0%	75.2%		74.6%
Transactions
U.S.	73.4%		93.0%	51.3%		90.8%
U.K.	90.5%		125.1%	85.6%		121.5%
Brazil	86.9%		—	85.0%		—
Total	74.9%		74.2%	75.3%		75.2%

Employees	11,000		9,200	11,000		9,200
Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions. Our total Same Store SG&A increased 6.7%, or $13.5 million, for the three months ended September 30, 2013, as compared to the same period in 2012. For the nine months ended on September 30, 2013, total Same Store SG&A increased 7.7%, or $46.1 million.
Our total Same Store personnel costs increased for the three and nine months ended September 30, 2013, generally correlating with increased commission payments as a result of increased vehicle sales. For the three months ended September 30, 2013, our total Same Store rent and facility costs increased $0.9 million, or 4.1%, to $22.5 million, while our U.S. Same Store rent and facility costs increased $1.0 million, or 5.0%, as compared with the same period in 2012. For the nine months ended September 30, 2013, our total Same Store rent and facility costs increased 4.5% to $68.6 million, and our U.S. Same Store rent and facility increased 5.4%, or $3.3 million, as compared with the same period in 2012. The increases in the U.S. were primarily due to insurance deductible charges associated with building damage from certain catastrophic events that occurred during the nine months ended September 30, 2013, as well as other building maintenance activities. Our total Same Store other SG&A increased 6.9% and 14.7%, respectively, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. These increases were also primarily attributable to insurance deductible charges related to vehicle inventory damage suffered in multiple catastrophic events in the U.S. in the first nine months of 2013, as well as $5.2 million of costs incurred in the first three months of 2013 by our corporate office for professional advisory services associated with the acquisition of UAB Motors.
Primarily as a result of the costs associated with the catastrophic events and professional advisory services explained above, as well as a rise in both our personnel and advertising expenses, our total Same Store SG&A increased disproportionately to our Same Store gross profit growth of 5.6% and 6.8% for the three and nine months ended on September 30, 2013, respectively. Our personnel costs increased disproportionately to our gross profit, primarily due to the competitive pressures of the selling environment that resulted in us paying more minimum commissions to our sales associates on vehicle retail sales transactions, instead of commissions proportionate to the gross profit earned. As a result, our total Same Store SG&A as a percentage of gross profit increased 80 basis points to 73.8% and 60 basis points to 75.2% for three and nine months ended on September 30, 2013, as compared to the same periods in 2012, respectively.
We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers in order to rationalize our cost structure.

Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Same Stores
U.S.	$7,769	9.8%	$7,076	$22,595	9.3%	$20,674
U.K.	470	(27.6)%	649	1,329	(22.3)%	1,710
Total Same Stores	8,239	6.7%	7,725	23,924	6.9%	22,384
Transactions
U.S.	228		363	846		669
U.K.	155		8	530		21
Brazil	471		—	1,090		—
Total	$9,093	12.3%	$8,096	$26,390	14.4%	$23,074
Our total Same Store depreciation and amortization expense increased 6.7% and 6.9%, respectively, for the three and nine months ended September 30, 2013, as compared to the same period in 2012, as we continue to strategically add dealership-related real estate to our portfolio and to make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our OEM partners to maximize the return on our investments.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Same Stores
U.S.	$7,790	6.6%	$7,310	$24,240	10.5%	$21,935
U.K.	386	30.4%	296	720	(0.7)%	725
Total Same Stores	8,176	7.5%	7,606	24,960	10.2%	22,660
Transactions
U.S.	297		303	787		705
U.K.	39		33	432		59
Brazil	2,178		—	4,748		—
Total	$10,690	34.6%	$7,942	$30,927	32.0%	$23,424
Memo:
Total manufacturer’s assistance	$10,219	11.0%	$9,204	$28,402	12.4%	$25,276
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month London Inter Bank Offered Rate (“LIBOR”) (or Prime rate in some cases) in the U.S. and U.K. and a benchmark rate plus a spread in Brazil. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt.

As of September 30, 2013, we had effective interest rate swaps with an aggregate notional amount of $450.0 million that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.6%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Our total Same Store floorplan interest expense increased 7.5% to $8.2 million for the three months ended September 30, 2013, and 10.2% to $25.0 million, during the nine months ended September 30, 2013, as compared to the same period in 2012. The increases primarily reflect growth in our weighted average floorplan borrowings outstanding in the U.S. of $260.6 million and $235.9 million for the three and nine months ended September 30, 2013, respectively, which was necessary to support the growth in inventory that occurred in response to an improved selling environment.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt and our other long-term debt, partially offset by interest income. For the three months ended September 30, 2013, other interest expense increased $0.4 million, or 3.7%, to $10.0 million, as compared to the same period in 2012. For the nine months ended September 30, 2013, other net interest expense increased $0.9 million, or 3.4%, to $28.8 million, as compared to the same period in 2012. These increases are primarily attributable to additional mortgage borrowings associated with recent dealership acquisitions.
Included in other interest expense, net for the three months ended September 30, 2013 and 2012 is non-cash, discount amortization expense of $2.7 million and $2.5 million, respectively, representing the impact of the accounting for convertible debt as required by ASC 470. Based on the principal amount of 2.25% Notes and 3.00% Notes outstanding, we anticipate that the ongoing non-cash discount amortization expense related to the convertible debt instruments will average $13.4 million annually through mid-2016, the point at which the 2.25% Note holders can first require us to redeem the 2.25% Notes, and then will be an annual average of $4.7 million through the first quarter of 2020.
Provision for Income Taxes
Our provision for income taxes increased $1.4 million to $19.5 million for the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to the increase of pretax book income. For the three months ended September 30, 2013, our effective tax rate increased to 37.3% from 36.7% from the same period in 2012.
Our provision for income taxes increased $9.7 million to $59.4 million for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to the increase of pretax book income. For the nine months ended September 30, 2013, our effective tax rate increased to 39.2% from 37.5% from the same period in 2012. This increase was primarily due to the tax effect of non-deductible acquisition costs, the tax effect of the dispositions of certain dealerships with non-deductible goodwill, as well as the mix of our pretax income from the taxable states and foreign jurisdictions in which we operate.
We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income and taxes available in carry back periods. We expect our effective tax rate for the remainder of 2013 will be approximately 38.0%. This excludes the first quarter tax effect of non-deductible acquisition costs, and the second and third quarters' tax effect of the dispositions of certain dealerships with non-deductible goodwill.
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
Cash on Hand. As of September 30, 2013, our total cash on hand was $26.3 million. Included in cash on hand are balances from various investments in debt securities, such as variable-rate demand obligations with manufacturer-affiliated finance companies, which have maturities of less than nine months or are redeemable on demand by us. The balance of cash on hand excludes $47.7 million of immediately available funds that were used to pay down our Floorplan Line as of September 30, 2013. We use the pay down of our Floorplan Line as a channel for the short-term investment of excess cash.

Cash Flows. With respect to all new vehicle floorplan borrowings in the normal course of business, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from us. With respect to borrowings for used vehicle financing, we finance up to 80% of the value of our used vehicle inventory, except in the U.K. and Brazil, and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity in our adjusted operating cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
Because the majority of our dealership acquisitions and dispositions are negotiated as asset purchases, we do not assume transfer of liabilities for floorplan financing in the execution of the transactions. Therefore, borrowings and repayments of all floorplan financing associated with dealership acquisition and disposition are characterized as either operating or financing activities in our statement of cash flows presented in conformity with U.S. GAAP, depending on the relationship described above. However, the floorplan financing activity is so closely related to the inventory acquisition process that we believe the presentation of all acquisition and disposition related floorplan financing activities should be characterized as investing activity to correspond with the associated inventory activity.
The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows on an adjusted, non-GAAP basis. See further explanation and reconciliation to the most directly comparable measures in the Non-GAAP Financial Measures section of this Item 2.

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Adjusted net cash provided by operating activities	$147,060	$168,504
Adjusted net cash used in investing activities	(93,741)	(165,225)
Adjusted net cash (used in) provided by financing activities	(29,394)	21,918
Effect of exchange rate changes on cash	(2,297)	(1,270)
Net increase in cash and cash equivalents	$21,628	$23,927

Sources and Uses of Liquidity from Operating Activities
For the nine months ended September 30, 2013, we generated $147.1 million in adjusted net cash flow from operating activities, primarily driven by $92.3 million in net income and significant non-cash adjustments related to depreciation and amortization of $26.4 million, deferred income taxes of $16.6 million, amortization of debt discounts and debt issue costs of $10.5 million, and stock-based compensation of $10.5 million, as well as adjusted net changes in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were adjusted cash inflows of $67.9 million from the net increase in floorplan borrowings from manufacturer-affiliates and other credit facilities, $45.3 million from decreases of vehicle receivables and contracts-in-transit, $2.8 million from the net decrease in accounts and notes receivable and $1.0 million from decreases in prepaid expenses and other assets. These cash inflows were partially offset by cash outflows of $108.0 million from increases of inventory levels and $9.5 million from decreases in accounts payable and accrued expenses.

For the nine months ended September 30, 2012, we generated $168.5 million in adjusted net cash flow from operating activities, primarily driven by $83.1 million in net income and $34.2 million in adjusted net increase in operating assets and liabilities, as well as significant non-cash adjustments related to depreciation and amortization of $23.1 million, deferred income taxes of $10.8 million, amortization of debt discounts and debt issue costs of $9.7 million and stock-based compensation of $8.9 million. Included in the adjusted net changes of operating assets and liabilities are adjusted cash inflows of $169.8 million from an increase in floorplan borrowings from manufacturer-affiliates and other credit facilities, $25.1 million from decreases of vehicle receivables and contracts-in-transit, $19.3 million from increases in accounts payable and accrued expenses, $6.7 million from decreases in accounts and notes receivable and $6.6 million from decreases in prepaid expenses and other assets. These cash inflows were partially offset by cash outflows of $193.1 million from increases in inventory levels.
Working Capital. At September 30, 2013, we had $123.5 million of working capital. Changes in our working capital are driven primarily by changes in floorplan notes payable outstanding. For the U.S., borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles and borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 80% of the aggregate book value of our used vehicle inventory. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed below.
Sources and Uses of Liquidity from Investing Activities
During the nine months ended September 30, 2013, we used $93.7 million in adjusted net cash flow from investing activities, primarily related to the acquisition of 24 dealerships located in Brazil, the U.K. and the U.S. for $88.4 million in adjusted cash and 1.39 million shares of the Company's common stock. We also used $63.9 million during the first nine months of 2013 for purchases of property and equipment to construct new and improve existing facilities, consisting of $45.8 million for capital expenditures and $12.5 million for the purchase of real estate associated with existing dealership operations, as well as a $5.6 million net change in the accrual for capital expenditures. These cash outflows were partially offset by adjusted cash proceeds of $56.4 million from dispositions of assets, which was primarily related to the disposition of dealerships, as well as the related real estate.
During the first nine months of 2012, we used $165.2 million in adjusted net cash flow from investing activities, primarily related to the acquisition of 12 dealerships located in South Carolina, Texas, Kansas, Florida and the U.K., for an adjusted total of $100.4 million, as well as $67.9 million for purchases of property and equipment to construct new and improve existing facilities, $8.0 million of which was accrued as of December 31, 2011.
Capital Expenditures. Our capital expenditures include uses of cash to extend the useful lives of current facilities, and expenditures to start or expand operations. Our capital expenditures exclude real estate purchases. In general, capital expenditures relating to the construction or expansion of dealership facilities are driven by new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, replacing leased facilities with owned property, dealership acquisition activity, or manufacturer imaging programs. We forecast our capital expenditures for the full year of 2013 to be approximately $75.0 million, generally funded from excess cash.
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
Sources and Uses of Liquidity from Financing Activities
We used $29.4 million in adjusted net cash outflows from financing activities during the nine months ended September 30, 2013, primarily related to $106.2 million of principal payments on debt, including $65.1 million for the extinguishment of debt assumed in the acquisition of 18 dealerships in Brazil, as well as $32.8 million for principal payments of long-term debt related to real estate loans and $7.9 million for principal payments on our mortgage facility. We used an additional $11.7 million for dividend payments during the nine months ended September 30, 2013. These cash outflows were partially offset by an adjusted net cash inflow of $64.6 million due to a decrease in our floorplan offset account, as well as a $21.1 million cash inflow from borrowings of long-term debt related to real estate loans.
We generated $21.9 million in adjusted net cash inflows from financing activities during the nine months ended September 30, 2012, primarily related to $72.4 million in borrowings of long-term debt related to real estate loans. These cash inflows were partially offset by adjusted outflows of $19.1 million due to an increase in our floorplan offset account, $10.0 million for dividend payments and $12.9 million for principal payments related to real estate and other long-term debt. In addition, we used $11.3 million to repurchase shares of our common stock during the second quarter of 2012.
Credit Facilities. Our various credit facilities are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
Revolving Credit Facility. On June 20, 2013, we amended our Revolving Credit Facility principally to increase the total borrowing capacity from $1.35 billion to $1.7 billion and to extend the term from an expiration date on June 1, 2016 to June 20, 2018. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.6 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $1.95 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the one-month LIBOR plus 125 basis points for new vehicle inventory and the one-month LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points for borrowings in U.S. dollars and 150 to 250 basis points on borrowings in euros or pounds sterling, depending on our total adjusted leverage ratio. The Floorplan Line also requires a commitment f ee of 0.20% per annum on the unused portion. The Acquisition Line also requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on our total adjusted leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings.
As of September 30, 2013, after considering outstanding balances, we had $471.8 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $471.8 million available borrowings under the Floorplan Line was $47.7 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.4% as of September 30, 2013, excluding the impact of our interest rate swaps. After considering $27.0 million of outstanding letters of credit at September 30, 2013, and other factors included in our available borrowing base calculation, there was $227.7 million of available borrowing capacity under the Acquisition Line as of September 30, 2013. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.
All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments are limited to the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income of the Company for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket calculation, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of September 30, 2013, the Restricted Payment Basket totaled $158.8 million.
As of September 30, 2013, we were in compliance with all our Revolving Credit Facility’s financial covenants and ratios, including:

	As of September 30, 2013
	Required	Actual
Senior Secured Adjusted Leverage Ratio	< 3.75	2.17
Total Adjusted Leverage Ratio	< 5.50	3.14
Fixed Charge Coverage Ratio	> 1.35	2.07
Based upon our current five-year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our FMCC Facility provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $200.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of September 30, 2013, we had an outstanding balance of $153.1 million under the FMCC Facility with an available floorplan borrowing capacity of $46.9 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives; however, the prime rate is defined to be a minimum of 3.50%. As of September 30, 2013, the interest rate on the FMCC Facility was 5.00% before considering the applicable incentives.
Other Credit Facilities. We have credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are denominated in pound sterling and are evergreen arrangements that may be canceled with notice by either party and bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.16% to 3.95% as of September 30, 2013.
We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our operations in Brazil. These facilities are denominated in Brazilian real and have renewal terms ranging from a one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 13.28% to 17.32% as of September 30, 2013.

Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of September 30, 2013, the interest rate charged on borrowings related to our rental vehicle fleet varied up to 5.00%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.
The following table summarizes the position of our U.S. credit facilities as of September 30, 2013.

	As of September 30, 2013
Credit Facility	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,380,000	$908,158	$471,842
Acquisition Line (2)	320,000	26,960	227,681
Total Revolving Credit Facility	1,700,000	935,118	699,523
FMCC Facility	200,000	153,081	46,919
Total Credit Facilities (3)	$1,900,000	$1,088,199	$746,442

(1)	The available balance at September 30, 2013 includes $47.7 million of immediately available funds.

(2)
The outstanding balance of $27.0 million at September 30, 2013 is related to outstanding letters of credit. The available borrowings may be limited from time-to-time, based upon certain debt covenants.

(3)
The outstanding balance excludes $160.8 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of the Company’s credit facilities.

Real Estate Credit Facility. We entered into a real estate credit facility with Bank of America, N.A. and Comerica Bank (as amended and restated, the “Mortgage Facility”). The Mortgage Facility provides the right to expand to $83.4 million of term loans, of which $60.7 million has been used as of September 30, 2013. The term loans can be expanded provided that (a) no default or event of default exists under the Mortgage Facility, (b) we obtain commitments from the lenders who would qualify as assignees for such increased amounts, and (c) certain other agreed upon terms and conditions have been satisfied. The Mortgage Facility is guaranteed by us and essentially all of our existing and future direct and indirect domestic subsidiaries. Each loan is secured by the relevant real property (and improvements related thereto) that is mortgaged under the Mortgage Facility.
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
We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and are required to repay the aggregate principal amount outstanding on the maturity dates, from December 29, 2015 through February 27, 2017. During the nine months ended September 30, 2013, we executed no additional borrowings and made principal payments on outstanding borrowings of $7.9 million from the Mortgage Facility. As of September 30, 2013, borrowings outstanding under the Mortgage Facility totaled $48.8 million, with $2.7 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
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
Real Estate Related Debt. We have entered into separate term mortgage loans with four of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation, Mercedes-Benz Financial Services USA, LLC, BMW Financial Services NA, LLC, Ford Motor Credit Company ("FMCC") and several third party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on the relevant real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.67% and 9.00%, and at variable indexed rates plus between 2.25% and 3.35% per annum. As of September 30, 2013, the aggregate outstanding balance under these Real Estate Notes was $243.4 million, with $18.5 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We also entered into separate term mortgage loans in the U.K. with another third-party financial institution which are secured by our U.K. subsidiary properties. These mortgage loans (collectively, “Foreign Notes”) are being repaid in monthly installments that began in July 1998 and mature by November 2022. As of September 30, 2013, borrowings under the Foreign

Notes totaled $21.9 million, with $2.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility and Mortgage Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of September 30, 2013, the Restricted Payment Basket under both facilities was $158.8 million and will increase in the future periods by 50.0% of our cumulative net income, as well as the net proceeds from stock option exercises, and decrease by subsequent payments for cash dividends and share repurchases.

Stock Issuances. During the nine months ended September 30, 2013, we issued 1.39 million shares of treasury stock, as part of the consideration paid for UAB Motors. No shares of our common stock have been issued or received under the 3.00% Purchased Options or the 3.00% Warrants. For diluted earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants as depicted in the table below under the heading “Potential Dilutive Shares.” Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, for Earnings Per Share ("EPS") purposes, we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. As of September 30, 2013, changes in the average price of our common stock impacted the share settlement of the 3.00% Notes, the 3.00% Purchased Options and the 3.00% Warrants as illustrated below.

Company Stock Price	Net Shares Issuable Under the 3.00% Notes	Share Entitlement Under the Purchased Options	Shares Issuable Under the Warrants	Net Shares Issuable	Potential Dilutive Shares
(Shares in thousands)
$37.50	9	(9)	—	—	9
$40.00	200	(200)	—	—	200
$42.50	369	(369)	—	—	369
$45.00	520	(520)	—	—	520
$47.50	654	(654)	—	—	654
$50.00	775	(775)	—	—	775
$52.50	885	(885)	—	—	885
$55.00	984	(984)	3	3	987
$57.50	1,075	(1,075)	137	137	1,212
$60.00	1,159	(1,159)	259	259	1,418
$62.50	1,235	(1,235)	372	372	1,607
$65.00	1,306	(1,306)	476	476	1,782
$67.50	1,372	(1,372)	572	572	1,944
$70.00	1,432	(1,432)	661	661	2,093
$72.50	1,489	(1,489)	745	745	2,234
$75.00	1,542	(1,542)	822	822	2,364
$77.50	1,591	(1,591)	895	895	2,486
$80.00	1,638	(1,638)	963	963	2,601
$82.50	1,681	(1,681)	1,027	1,027	2,708
$85.00	1,722	(1,722)	1,087	1,087	2,809
$87.50	1,761	(1,761)	1,144	1,144	2,905
$90.00	1,798	(1,798)	1,198	1,198	2,996
$92.50	1,832	(1,832)	1,249	1,249	3,081
$95.00	1,865	(1,865)	1,297	1,297	3,162
$97.50	1,896	(1,896)	1,342	1,342	3,238
$100.00	1,925	(1,925)	1,386	1,386	3,311
No shares of our common stock have been issued or received under the 2.25% Purchased Options or the 2.25% Warrants. For diluted earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the 2.25% Warrants as depicted in the table below under the heading “Potential Dilutive Shares.” Although the 2.25% Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, for EPS purposes, we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. As of September 30, 2013, changes in the average price of our common stock impacted the share settlement of the 2.25% Notes, the 2.25% Purchased Options and the 2.25% Warrants as illustrated below.

Company Stock Price	Net Shares Issuable Under the 2.25% Notes	Share Entitlement Under the Purchased Options	Shares Issuable Under the Warrants	Net Shares Issuable	Potential Dilutive Shares
(Shares in thousands)
$57.00	—	—	—	—	—
$59.50	8	(8)	—	—	8
$62.00	132	(132)	—	—	132
$64.50	246	(246)	—	—	246
$67.00	352	(352)	—	—	352
$69.50	450	(450)	—	—	450
$72.00	541	(541)	—	—	541
$74.50	626	(626)	—	—	626
$77.00	706	(706)	—	—	706
$79.50	781	(781)	—	—	781
$82.00	851	(851)	68	68	919
$84.50	917	(917)	157	157	1,074
$87.00	979	(979)	241	241	1,220
$89.50	1,038	(1,038)	320	320	1,358
$92.00	1,093	(1,093)	395	395	1,488
$94.50	1,146	(1,146)	466	466	1,612
$97.00	1,195	(1,195)	533	533	1,728
$99.50	1,243	(1,243)	597	597	1,840
$102.00	1,288	(1,288)	658	658	1,946
Stock Repurchases. From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In July 2012, our Board of Directors authorized a repurchase program of up to $50.0 million of our common shares. In October 2013, our Board of Directors increased the authorized repurchase amount to $75.0 million of our common shares. No repurchases have been executed under this authorization. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

Non-GAAP Financial Measures
We have included certain non-GAAP financial measures as defined under SEC rules, which recharacterize certain items within the Statement of Cash Flows. These adjusted measures are not measures of financial performance under GAAP. As required by SEC rules, we provide reconciliations of these adjusted measures to the most directly comparable GAAP measures. We believe that these adjusted financial measures are relevant and useful to investors because they improve the transparency of our disclosure, provide a meaningful presentation of results from our core business operations and improve period-to-period comparability of our results from our core business operations. Our management uses these measures in conjunction with GAAP financial measures to assess our business, including in communications with our Board of Directors, investors and analysts concerning financial performance.
The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012	% Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$128,966	$(7,291)	1,868.8%
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition	26,155	175,795
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	(8,061)	—
Adjusted net cash provided by operating activities	$147,060	$168,504	(12.7)%
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(66,586)	$(181,334)	(63.3)%
Change in cash paid for acquisitions, associated with floorplan notes payable	18,276	16,109
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(45,431)	—
Adjusted net cash used by investing activities	$(93,741)	$(165,225)	(43.3)%
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash (used in) provided by operating activities	$(38,455)	$213,822	(118.0)%
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	9,061	(191,904)
Adjusted net cash (used in) provided by financing activities	$(29,394)	$21,918	(234.1)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk, and foreign currency exchange rate risk. We address these risks through a program of risk management, which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2013, and from which we may incur future gains or losses from changes in market interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of September 30, 2013, the outstanding principal amounts of our 2.25% Notes and 3.00% Notes totaled $182.8 million and $115.0 million, respectively, and had fair values of $240.8 million and $247.2 million, respectively. The carrying amounts of our 2.25% Notes and 3.00% Notes were $158.3 million and $83.4 million, respectively, at September 30, 2013.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
As of September 30, 2013, we had $1,170.7 million of variable-rate floorplan borrowings outstanding, $48.8 million of variable-rate Mortgage Facility borrowings outstanding, and $80.7 million of other variable-rate real estate related borrowings outstanding. Based on the aggregate amount of variable-rate borrowing outstanding as of September 30, 2013, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $13.0 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $8.5 million in annual interest expense based on the variable borrowings outstanding as of September 30, 2013. This interest rate sensitivity increased from 2012 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended September 30, 2013, we recognized $10.2 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 69.3% of our floorplan interest expense for the fourth quarter of 2010 to 115.9% for the third quarter of 2012 and was 95.6% for the third quarter of 2013. In the U.S., manufacturer's interest assistance was 125.0% of floorplan interest expense in the third quarter of 2013. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.
We use interest rate swaps to adjust our exposure to interest rate movements when appropriate, based upon market conditions. As of September 30, 2013, we held interest rate swaps with aggregate notional amounts of $450.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.6%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Mortgage Facility borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of September 30, 2013, net unrealized losses, net of income taxes, totaled $16.732 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of September 30, 2013, all of our derivative contracts were determined to be effective. As of September 30, 2013, a 100 basis-point change in the interest rates of our swaps would have resulted in a $4.5 million change to our annual interest expense. In addition to the $450.0 million of swaps in effect as of September 30, 2013, we also held interest rate swaps with forward starting dates between December 2014 and December 2016. These ten additional swaps expire between December 2017 and December 2019. As of September 30, 2013, the aggregate notional value of these forward-starting swaps was $525.0 million and the weighted average interest rate was 2.7%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2019 does not exceed $600.0 million.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions).

	2013
	3Q13	4Q13	2014	2015	2016	2017	2018	2019
Notional amount in effect at the end of period	$450	$450	$550	$550	$600	$350	$200	$—
Weighted average interest rate during the period	2.63%	2.63%	2.63%	2.56%	2.76%	2.69%	2.77%	2.52%
Foreign Currency Exchange Rates. As of September 30, 2013, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% increase in average exchange rates for the British pound sterling versus the U.S. dollar would have resulted in a $55.8 million increase to our revenues for the nine months ended September 30, 2013. A 10% increase in average exchange rates for the Brazilian real versus the U.S. dollar would have resulted in a $48.4 million increase to our revenues for the nine months ended September 30, 2013.
For additional information about our market sensitive financial instruments please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations," "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to “Item 8. Financial Statements and Supplementary Data” in our 2012 Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2013, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We currently conduct our non-U.S. operations in the U.K. and Brazil. For the specific risks attendant to our operations in these countries, please see “Our U.K. operations are subject to risks associated with foreign currency and exchange rate fluctuations” included in “Item 1A. Risk Factors” of our 2012 Form 10-K and “Our growth in emerging markets, such as Brazil, is subject to special risks that could have a material adverse effect on our operations” below.
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
John C. Rickel
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)
Date: October 31, 2013

EXHIBIT INDEX

Exhibit Number		Description

2.1**
Amendment dated as of February 27, 2013 to Share Purchase Agreement dated as of January 24, 2013, by and among Group 1 Automotive, Inc. and the Shareholders of UAB Motors Participações S.A. named therein and UAB Motors Participações S.A., as Intervening and Consenting Party

2.2**
Second Amendment dated as of May 29, 2013 to Share Purchase Agreement dated as of January 24, 2013, by and among Group 1 Automotive, Inc. and the Shareholders of UAB Motors Participações S.A. named therein and UAB Motors Participações S.A., as Intervening and Consenting Party

2.3**
Third Amendment dated as of July 26, 2013 to Share Purchase Agreement dated as of January 24, 2013, by and among Group 1 Automotive, Inc. and the Shareholders of UAB Motors Participações S.A. named therein and UAB Motors Participações S.A., as Intervening and Consenting Party

3.1	—	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893) filed June 24, 1997)
3.2	—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
31.1**	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed or furnished herewith