Form 10-K
period 2013-12-31
GROUP 1 AUTOMOTIVE INC
filed 2014-03-03
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐        No  ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $1,480.4 million based on the reported last sale price of common stock on June 28, 2013, which was the last business day of the registrant’s most recently completed second quarter.
As of February 25, 2014, there were 24,244,452 shares of our common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). This information includes statements regarding our plans, goals or current expectations with respect to, among other things:

•	our future operating performance;

•	our ability to maintain or improve our margins;

•	operating cash flows and availability of capital;

•	the completion of future acquisitions;

•	the future revenues of acquired dealerships;

•	future stock repurchases, refinancing of convertible notes and dividends;

•	future capital expenditures;

•	changes in sales volumes and availability of credit for customer financing in new and used vehicles and sales volumes in the parts and service markets;

•
business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, customer demand, interest rates and changes in industry-wide inventory levels; and

•	availability of financing for inventory, working capital, real estate and capital expenditures.
Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” "intend," “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Our forward-looking statements are not assurances of future performance and involve risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, “Item 1A. Risk Factors.”
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made.

PART I

Item 1. Business
General
Group 1 Automotive, Inc., a Delaware corporation organized in 1995, is a leading operator in the automotive retail industry. As of December 31, 2013, we owned and operated 147 franchises, representing 34 brands of automobiles, at 116 dealership locations and 28 collision service centers in the United States of America (“U.S.”), 19 franchises at 14 dealerships and four collision centers in the United Kingdom (“U.K.”) and 22 franchises at 18 dealerships and five collision centers in Brazil. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina, and Texas in the U.S., in 13 towns in the U.K., and in key metropolitan markets in the states of Sao Paulo and Parana in Brazil.
As of December 31, 2013, our U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (48 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, and South Carolina) and (b) the West (68 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). Each U.S. region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their region. The financial matters of each U.S. region are managed by a regional chief financial officer who reports directly to our Chief Financial Officer. In addition, as of December 31, 2013, we had two international regions one of which consisted of the 14 dealerships in the U.K. and the other of which consisted of the 18 dealerships in Brazil. Our international regions are also managed locally with direct reporting responsibilities to our corporate management team.
As discussed in more detail in Note 2 of our Consolidated Financial Statements, “Summary of Significant Accounting Policies and Estimates,” all of our operating subsidiaries are aligned into one of four operating segments. Our financial information, including our revenues from external customers, a measure of profit or loss, and total assets, is included in our Consolidated Financial Statements and related notes beginning on page F-1.
Business Strategy
Our business strategy is to leverage what we believe to be one of our key strengths — the talent of our people to: (a) sell new and used cars and light trucks; (b) arrange related vehicle financing, service and insurance contracts; (c) provide automotive maintenance and repair services; and (d) sell vehicle parts via an expanding network of franchised dealerships located primarily in growing regions of the U.S., the U.K. and Brazil. We believe, as evidenced by the significant industry experience of our executive officers, that over the last eight years we have continued to develop a distinguished management team with substantial industry expertise. With our management structure and level of executive talent, we plan to continue empowering the operators of our dealerships to make appropriate decisions to grow their respective dealership operations and to control fixed and variable costs. We believe this approach allows us to continue to attract and retain talented employees, as well as provide the best possible service to our customers.
We continue to primarily focus on the performance of our existing dealerships to achieve growth, capture market share, and maximize the investment return to our stockholders. For 2014, we will primarily focus on five key areas as we continue to become a best-in-class automotive retailer. These areas are:

•	sustained growth of our higher margin parts and service business with an emphasis on service customer satisfaction and retention;

•	capture of additional new and used vehicle retail market share;

•	improvement of operating efficiencies and further leveraging of our cost base;

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

We made significant changes in our operating model during the last five years, which were designed to reduce variable and fixed expenses, appropriately leverage our scale and generate operating efficiencies. As our business grows in 2014 and beyond, we intend to manage our costs carefully and to look for opportunities to improve our operating efficiencies.
We continue our efforts to fully leverage our scale, reduce costs, enhance internal controls, and enable further growth and, as such, we are taking steps to standardize key operating processes. We believe that our management structure supports more rapid decision making and facilitates a quicker roll-out of new processes. Over the last four years, we have consolidated portions of our dealership accounting, human resources, and other administrative functions into regional centers and we implemented standardized training programs for our vehicle and service sales processes. We have also fully commonized key operating computer systems in the U.S. These actions represent key building blocks that we are using to more effectively manage the business operations, support extension of best practices, and further leverage the scale of the business. We are constantly evaluating opportunities to improve the profitability of our dealerships. We attempt to capitalize on our size, leverage, and ability to disseminate best practices in order to expedite these efforts.
In 2013, we completed 38 franchise acquisitions, which had an aggregate of $1,317.0 million in expected annualized revenues estimated at the time of acquisition, and disposed of seven franchises with annual revenues of approximately $318.9 million. We believe that substantial opportunities for growth through acquisitions remain in our industry. An absolute acquisition target has not been established for 2014, but we expect to acquire dealerships that meet our stringent acquisitions and return on investment criteria. We believe that as of December 31, 2013, we have sufficient financial resources to support additional acquisitions. We plan to focus our growth in geographically diverse areas with positive economic outlooks over the longer-term. Further, we intend to critically evaluate our return on invested capital in our current dealership portfolio for disposition opportunities. For more information on our acquisitions and dispositions, including those occuring in 2013, see "Acquisition and Divestiture Program" below.

Dealership Operations
Our operations are located in geographically diverse markets that extend domestically across 15 states and internationally in the U.K. and Brazil. By geographic area, our revenues from external customers for the years ended December 31, 2013, 2012, and 2011 were $7,353.3 million, $6,954.0 million and $5,760.2 million from our domestic operations, respectively, and $1,565.2 million, $522.1 million, and $319.5 million from our international operations, respectively. As of December 31, 2013, 2012, and 2011, our aggregate long-lived assets other than goodwill and intangible assets and financial instruments in our domestic operations were $726.6 million, $642.8 million, and $569.4 million, respectively, and in our international operations were $82.3 million, $35.6 million, and $28.0 million, respectively. For a discussion of the risks associated with our operations in the U.K. and Brazil, please see Part I, “Item 1A. Risk Factors.” The following table sets forth the regions and geographic markets in which we operate, the percentage of new vehicle retail units sold in each region in 2013 and the number of dealerships and franchises in each region:

Region	Geographic Market	Percentage of Our New Vehicle Retail Units Sold During the Year Ended December 31, 2013	As of December 31, 2013
			Number of Dealerships	Number of Franchises
East	Massachusetts	5.6%	7	7
	New Jersey	4.2	7	7
	Georgia	3.5	8	11
	New York	2.7	4	5
	New Hampshire	2.3	3	3
	Louisiana	2.3	4	5
	South Carolina	1.6	4	4
	Mississippi	1.5	3	3
	Florida	1.3	4	4
	Alabama	0.8	2	2
	Maryland	0.6	2	2
		26.4	48	53
West	Texas	32.9	43	57
	California	10.3	7	11
	Oklahoma	7.7	13	20
	Kansas	2.5	4	4
	Louisiana	0.4	1	2
		53.8	68	94
International	Brazil	11.0	18	22
	United Kingdom	8.8	14	19
Total		100.0%	148	188
Each of our local operations has a management structure designed to promote and reward entrepreneurial spirit and the achievement of team goals. The general manager of each dealership, with assistance from the managers of new vehicle sales, used vehicle sales, parts, service, and finance and insurance, is ultimately responsible for the operation, personnel and financial performance of the dealership. Our dealerships are operated as distinct profit centers, and our general managers have a reasonable degree of empowerment within our organization. In the U.S., each general manager reports to one of our market directors or one of two regional vice presidents. Our U.S. regional vice presidents report directly to our Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Our U.K. and Brazil operations are structured similarly, with a regional vice president reporting directly to our Chief Executive Officer.

New Vehicle Retail Sales
In 2013, we sold or leased 155,866 new vehicles representing 34 brands in retail transactions at our dealerships. Our retail sales of new vehicles accounted for 22.4% of our gross profit in 2013. In addition to the profit related to the transactions, a typical new vehicle retail sale or lease may create the following additional profit opportunities for our dealerships:

•	manufacturer dealer incentives;

•	the resale of any used vehicle trade-in purchased by the dealership;

•	the sale of third-party finance, vehicle service and insurance contracts in connection with the retail sale;

•	the sale of accessories or after-market products; and

•	the service and repair of the vehicle both during and after the warranty period.

We consider brand diversity to be one of our strengths and its importance was highlighted in 2011 when two of our largest manufacturer partners, Toyota and Honda, suffered from the natural disaster in Japan, halting production and severely limiting inventory supply for much of the year in these two brands. The following table sets forth new vehicle sales revenue by brand and the number of new vehicle retail units sold in the year ended, and the number of franchises we owned, as of December 31, 2013:

	New Vehicle Revenues	New Vehicle Unit Sales	% of Total Units Sold	Franchises Owned as of December 31, 2013
	(In thousands)
Toyota	$965,157	34,863	22.6	16
BMW	717,921	13,780	8.8	22
Ford	589,647	17,907	11.5	15
Honda	432,875	16,122	10.3	9
Nissan	400,445	15,415	9.9	12
Mercedes-Benz	383,334	6,652	4.3	6
Lexus	274,268	5,724	3.7	3
Audi	205,077	5,198	3.3	7
Chevrolet	157,462	4,480	2.9	5
Acura	117,667	3,097	2.0	4
Volkswagen	115,123	4,536	2.9	8
Hyundai	112,342	4,733	3.0	6
MINI	93,144	3,497	2.2	13
Land Rover	81,652	823	0.5	2
Jeep	76,797	2,214	1.4	6
GMC	70,153	1,749	1.1	5
Kia	56,958	2,501	1.6	3
Dodge	55,128	1,568	1.0	6
RAM	49,635	1,494	1.0	6
Renault	45,338	2,346	1.5	3
Peugeot	33,167	1,453	0.9	3
Cadillac	31,646	625	0.4	2
Volvo	24,690	655	0.4	2
Subaru	24,334	965	0.6	2
Buick	23,893	666	0.4	5
Chrysler	23,887	785	0.5	6
Infiniti	17,844	430	0.3	N/A (1)
Scion	17,603	827	0.5	N/A (2)
Lincoln	7,860	174	0.1	3
Porsche	5,795	68	0.0	1
Sprinter	5,198	122	0.1	2
smart	3,427	237	0.2	1
Jaguar	2,558	21	0.0	2
Fiat	2,225	112	0.1	1
Mazda	671	27	0.0	1
Total	$5,224,921	155,866	100.0	188

(1)	Franchise was disposed during the year ended December 31, 2013.

(2)	The Scion brand is not considered a separate franchise, but rather is governed by our Toyota franchise agreements. We sell the Scion brand at our Toyota franchised locations.

Our diversity by manufacturer, based on new vehicle unit sales for the years ended December 31, 2013, 2012, and 2011, is set forth below:

	For the Year Ended December 31,
	2013	% of Total	2012	% of Total	2011	% of Total
Toyota	41,419	26.6%	38,951	30.3%	30,975	30.4%
Honda	19,219	12.3	14,302	11.1	10,870	10.7
Ford	18,081	11.6	11,957	9.3	9,075	8.9
BMW	17,277	11.1	14,529	11.3	13,357	13.1
Nissan	15,845	10.2	14,638	11.4	13,957	13.7
Volkswagen	9,802	6.3	8,439	6.6	2,800	2.7
General Motors	7,520	4.8	7,237	5.6	5,723	5.6
Hyundai	7,234	4.6	3,950	3.1	2,213	2.2
Daimler	7,011	4.5	6,613	5.1	5,992	5.9
Chrysler	6,173	4.0	5,624	4.4	4,642	4.5
Other	6,285	4.0	2,310	1.8	2,418	2.3
Total	155,866	100.0%	128,550	100.0%	102,022	100.0%
Our new vehicle unit sales mix was affected by our acquisitions and dispositions during 2013 and 2012. And, again, our 2011 new vehicle unit sales mix was significantly impacted by the supply disruption resulting from the natural disaster in Japan that severely limited production from Toyota and Honda for much of the year.
Some new vehicles we sell are purchased by customers under lease or lease-type financing arrangements with third-party lenders. New vehicle leases generally have shorter terms, bringing the customer back to the vehicle market, and our dealerships specifically, sooner than if the vehicle purchase was debt financed. In addition, leasing provides our dealerships with a steady supply of late-model, off-lease vehicles to be sold as used vehicles. Generally, leased vehicles remain under factory warranty, allowing the dealerships to provide repair services for the contract term. However, the penetration of finance and insurance product sales on leases tends to be less than in other financing arrangements (such as debt financed vehicles). We typically do not guarantee residual values on lease transactions. Lease vehicle unit sales represented 16.8%, 19.6% and 19.9% of our total new vehicle retail unit sales for the years ended December 31, 2013, 2012 and 2011, respectively.
Used Vehicle Sales, Retail and Wholesale
We sell used vehicles at each of our franchised dealerships. In 2013, we sold or leased 98,813 used vehicles at our dealerships, and sold 50,736 used vehicles in wholesale markets. Our retail sales of used vehicles accounted for 12.4% of our gross profit in 2013. Used vehicles sold at retail typically generate higher gross margins on a percentage basis than new vehicles because of our ability to sell these vehicles at favorable prices due to their limited comparability, which is dependent on a vehicle’s age, mileage and condition, among other things. Valuations also vary based on supply and demand factors, the level of new vehicle incentives, and the availability of retail financing and general economic conditions.
Profit from the sale of used vehicles depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices and to effectively manage that inventory. Our new vehicle operations provide our used vehicle operations with a large supply of generally high-quality trade-ins and off-lease vehicles, and are the best source of high-quality used vehicles. Our dealerships supplement their used vehicle inventory with purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers. We continue to extensively utilize a common used vehicle management software in all of our U.S. dealerships with the goal to enhance the management of used vehicle inventory, focusing on the more profitable retail used vehicle business and reducing our wholesale used vehicle business. This internet-based software tool enables our managers to make used vehicle inventory decisions based on real time market valuation data, and is an integral part of our used vehicle process. It also allows us to leverage our size and local market presence by expanding the pool from which used vehicles can be sold within a given market or region within the U.S., effectively broadening the demand for our used vehicle inventory. In addition, this software supports increased oversight of our assets in inventory, allowing us to better control our exposure to used vehicles, the values of which typically decline over time.
In addition to active management of the quality and age of our used vehicle inventory, we have attempted to increase the total lifecycle profitability of our used vehicle operations by participating in manufacturer certification programs where available. Manufacturer certified pre-owned (“CPO”) vehicles typically cost more to recondition, but sell at a premium compared to other used vehicles and are available only from franchised new vehicle dealerships. Service loyalty also tends to be better for CPO vehicles. In some cases, CPO vehicles are eligible for manufacturer support, such as subsidized finance rates and extension of the manufacturer warranty. Our CPO vehicle sales in the U.S. and U.K. represented 32.2% of total used retail sales in 2013.
Parts and Service Sales
We sell replacement parts and provide maintenance and repair services at each of our franchised dealerships and provide collision repair services at the 37 collision centers that we operate. Our parts and service business accounted for 41.1% of our gross profit in 2013. We perform both warranty and non-warranty service work at our dealerships, primarily for the vehicle brand(s) sold at a particular location. Warranty work, customer pay, collision and wholesale accounted for 18.7%, 48.4%, 12.7% and 20.2%, respectively, of the revenues from our parts and service business in 2013. Our parts and service departments also perform used vehicle reconditioning and new vehicle preparation services for which they realize a profit when a vehicle is sold to a retail customer. However, the revenue for that internal work is eliminated from our parts and service revenue in the consolidation of our financial statements.
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
Our strategy to capture an increasing share of the parts and service work performed by franchised dealerships and enhance profitability includes the following elements:

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

•
Expansion of Collision Center Operations. We plan to continue to grow our collision center operations. Expansion in this segment of the business is not restricted by franchise agreements or manufacturer relationships. We believe that our concentration of dealership operations in certain of the markets in which we operate significantly enhances the profit model.

Finance and Insurance Sales
Revenues from our finance and insurance operations consist primarily of fees for arranging financing, and vehicle service and insurance contracts in connection with the retail purchase of a new or used vehicle. Our finance and insurance business accounted for 24.1% of our gross profit in 2013. We offer a wide variety of third-party finance, vehicle service and insurance products in a convenient manner and at competitive prices. To increase transparency to our customers, we offer all of our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.

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
New and Used Vehicle Inventory Financing
Our dealerships finance their inventory purchases through the floorplan portion of our revolving credit facility and three separate floorplan credit facility arrangements with manufacturers that we represent, BMW, Volkswagen, and Ford, in addition to credit facilities we have with financial institutions in Brazil. Our revolving syndicated credit facility matures in June 2018 and provides a total borrowing capacity of $1.7 billion, (the “ Revolving Credit Facility”). We can expand the Revolving Credit Facility to its maximum commitment of $1.95 billion, subject to participating lender approval. The Revolving Credit Facility consists of two tranches: a maximum of $1.6 billion for vehicle inventory financing (“Floorplan Line”), as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the aforementioned limits. However, the amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon the available borrowing base calculation within the debt covenants under the Revolving Credit Facility. We utilize our Floorplan Line to finance up to 80% of the value of our used vehicle inventory in the U.S., and up to 100% of the value of all new vehicle inventory in the U.S., other than new vehicles purchased from Ford.
We have a floorplan arrangement with Ford Motor Credit Company (“FMCC Facility”) that provides $200.0 million of floorplan financing capacity. We use the funds available under this arrangement to exclusively finance our U.S. inventories of new Ford vehicles sold by the lender’s manufacturer affiliate. The FMCC Facility is an evergreen arrangement that may be canceled with 30 days notice by either party. Should the FMCC Facility no longer be available to us for financing of our new U.S. Ford inventory, we could utilize the available capacity under our Floorplan Line to finance our new Ford vehicle inventory.
We also finance certain rental vehicles through separate arrangements with the respective automobile manufacturers and utilize credit facilities with BMW Financial Services, Volkswagen Finance, and Ford Motor Credit Company ("FMCC") for the financing of new, used, and rental inventories associated with our U.K. operations. Many manufacturers offer interest assistance to offset a portion of floorplan interest charges incurred in connection with holding new vehicle inventory purchases, which we recognize as a reduction of cost of new vehicle sales.
We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our Brazil operations. These facilities may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed.
Acquisition and Divestiture Program
We pursue an acquisition and divestiture program focused on the following objectives:

•	enhancing brand and geographic diversity with a primary focus on import and luxury brands;

•	creating economies of scale;

•	delivering a targeted return on investment; and

•	eliminating underperforming dealerships.
Since our inception, we have grown our business primarily through acquisitions. Over the five-year period from January 1, 2009 through December 31, 2013, we:

•	purchased 75 franchises with expected annual revenues, estimated at the time of acquisition, of $2.8 billion;

•	disposed of or terminated 34 franchises with annual revenues of approximately $660.2 million; and

•	were granted eight new franchises by vehicle manufacturers with expected annual revenues, estimated at the time of grant, of $110.2 million.
Acquisition Strategy.   We seek to acquire large, profitable, well-established dealerships and franchises that are leaders in their markets to:

•	expand into geographic areas we currently do not serve;

•	expand our brand, product, and service offerings in our existing markets;

•	capitalize on economies of scale in our existing markets; and/or

•	increase operating efficiency and cost savings in areas such as used vehicle sourcing, advertising, purchasing, data processing, personnel utilization, and the cost of floorplan financing.
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
We focus on the acquisition of dealerships or groups of dealerships that we believe offer opportunities for higher returns, and particularly on brands which provide growth opportunities for our parts and service operations and strengthen our operations in geographic regions in which we currently operate with attractive long-term economic prospects.
Recent Acquisitions.   In 2013, we acquired 38 franchises with expected annualized revenues, estimated at the time of acquisition, of $1.3 billion. The new franchises included: (a) 18 dealerships and five collision centers in Brazil; (b) four dealerships in the U.K.; and (c) nine dealerships in the U.S.
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
While it is our desire to only acquire profitable, well-established dealerships, at times we have been requested, in connection with the acquisition of a particular dealership group, to acquire dealerships that do not fit our acquisition strategy. We acquire such dealerships with the understanding that we may need to divest some, or all of them at some future time. The costs associated with such potential divestitures are included in our analysis of whether we acquire all dealerships in the same acquisition. Additionally, we may acquire a dealership whose profitability is marginal, but which we believe can be increased through various factors, such as: (a) change in management, (b) increase or improvement in facility operations, (c) relocation of facility based on demographic changes, (d) reduction in costs, or (e) sales training. If, after a period of time, a dealership’s profitability does not positively respond, management will make the decision to sell the dealership to a third party, or, in a rare case, surrender the franchise back to the manufacturer. Management constantly monitors the performance of all of our dealerships, and routinely assesses the need for divestiture. In connection with divestitures, we are sometimes required to incur additional charges associated with lease terminations or the impairment of long-lived assets. We continue to rationalize our dealership portfolio and focus on increasing the overall profitability of our operations. In conjunction with the disposition of certain of our dealerships, we may also dispose of the associated real estate.
Recent Dispositions.    During 2013, we disposed of seven franchises with annual revenues of approximately $318.9 million.

Competition
We operate in a highly competitive industry. In each of our markets, consumers have a number of choices in deciding where to purchase a new or used vehicle and how the purchase will be financed. Consumers also have options for the purchase of related parts and accessories, as well as the service and repair of vehicles.
In the U.S., according to The National Automobile Dealers Association, there were approximately 17,635 franchised automobile dealerships as of January 1, 2013, which was up from 17,500 as of January 1, 2012 and down 3,135 over the past five years. In addition, there were approximately 37,026 independent used vehicle dealers in the retail automotive industry.
In the U.K., according to the National Franchised Dealers Association, there were approximately 4,420 franchised dealerships as of January 2012, which was down from 4,518 as of January 2011. In addition, according to Automotive Management, there were 4,431 used vehicle dealers in 2012.
In Brazil, according to The National Association of Automobile Manufacturers, there were approximately 3,994 franchised automobile dealerships as of January 1, 2012, which was up 613 from January 1, 2009, 504 from January 1, 2010 and 280 from January 1, 2011.
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
New and Used Vehicles.   We believe the principal competitive factors in the automotive retailing business are location, suitability of the facility, on-site management, the acceptance of a franchise to the market in which it is located, service, price, and selection. In the new vehicle market, our dealerships compete with other franchised dealerships in their market areas, as well as auto brokers, leasing companies, and internet companies that provide referrals to, or broker vehicle sales with, other dealerships or customers. We are subject to competition from dealers that sell the same brands of new vehicles that we sell and from dealers that sell other brands of new vehicles that we do not sell in a particular market. Our new vehicle dealer competitors also have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we do. We do not have any cost advantage in purchasing new vehicles from vehicle manufacturers, and our franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area.
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

Financing Arrangements and Indebtedness
As of December 31, 2013, our total outstanding indebtedness and lease and other obligations were $2,878.6 million, including the following:

•	$1,068.8 million under the Floorplan Line of our Revolving Credit Facility;

•	$60.0 million under the Acquisition Line of our Revolving Credit Facility;

•	$368.5 million of future commitments under various operating leases;

•
$237.0 million of term loans, entered into independently with four of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”), and FMCC, as well as other third-party financial institutions, primarily to finance the purchase of real estate;

•	$160.3 million in carrying value of 2.25% convertible senior notes due 2036 (“2.25% Notes”);

•	$84.3 million in carrying value of 3.00% convertible senior notes due 2020 (“3.00% Notes”);

•	$191.0 million under our FMCC Facility;

•	$173.7 million under floorplan notes payable to various manufacturer affiliates and third-party financial institutions for foreign and rental vehicles;

•	$67.7 million under our five-year real estate credit facility (“Real Estate Credit Facility”);

•	$47.6 million of capital lease obligations related to real estate, as well as $39.6 million of estimated interest;

•	$43.0 million of various other debt obligations;

•	$26.1 million of obligations from interest rate risk management activities, as well as $48.4 million of estimated interest associated therewith;

•	$201.7 million of estimated interest payments on floorplan notes payable and other long-term debt obligations;

•	$32.0 million of letters of credit, to collateralize certain obligations, issued under the Acquisition Line; and

•	$28.9 million of other short and long-term purchase commitments.
As of December 31, 2013, we had the following amounts available for additional borrowings under our various credit facilities:

•	$311.2 million under the Floorplan Line of our Revolving Credit Facility, including $56.2 million of immediately available funds;

•
$228.0 million under the Acquisition Line of our Revolving Credit Facility, which is limited based upon a borrowing base calculation within certain debt covenants under the Revolving Credit Facility; and

•	$9.0 million under our FMCC Facility.
In addition, the indentures relating to our other debt instruments allow us to incur additional indebtedness and enter into additional operating leases, subject to certain conditions.
Stock Repurchase Program
From time to time, our Board of Directors gives authorization to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In July 2012, our Board of Directors authorized a repurchase program of up to $50.0 million of our common stock, replacing any amount remaining from the August 2011 authorization. In October 2013, our Board of Directors increased the authorized repurchase amount to $75.0 million of our common shares. In the fourth quarter of the year ended December 31, 2013, we repurchased 55,655 shares at an average price of $63.82 per share, for a total cost of $3.6 million, leaving $71.4 million available for future repurchases. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors. We are limited under the terms of the Revolving Credit Facility and Real Estate Credit Facility in our ability to, among other things, repurchase shares of our outstanding common stock and make payments of cash dividends to our stockholders ("Restricted Payment Basket").

Dividends
During 2013, our Board of Directors approved four quarterly cash dividends totaling $0.65 per share or $15.8 million. The payment of dividends in the future is subject to the discretion of our Board of Directors, after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments, and other factors. As noted above, under the terms of the Restricted Payment Basket, we are also limited in our ability to make cash dividend payments to our stockholders.
As of December 31, 2013, the Restricted Payment Basket under both facilities was $164.0 million and will increase in the future periods by 50.0% of our future cumulative net income, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases.
Relationships and Agreements with our Manufacturers
Each of our U.S. dealerships operates under one or more franchise agreements with vehicle manufacturers (or authorized distributors). The franchise agreements grant the franchised automobile dealership a non-exclusive right to sell the manufacturer’s or distributor’s brand of vehicles and offer related parts and service within a specified market area. These franchise agreements grant our dealerships the right to use the manufacturer’s or distributor’s trademarks in connection with their operations, and impose numerous operational requirements and restrictions relating to, among other things:

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
In general, the U.S. jurisdictions in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of dealer laws. If dealer laws are repealed in the U.S. states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or showing of good cause. Without the protection of dealer laws, it may also be more difficult for our dealers to renew their franchise agreements upon expiration. Further, U.S. federal law, including any federal bankruptcy law, may preempt U.S. state law and allow manufacturers greater freedom to terminate or not renew franchises.
The U.K. generally does not have automotive dealership franchise laws and, as a result, our U.K. dealerships operate without these types of specific protections. However, similar protections may be available as a matter of general U.K. contractual law. In addition, our U.K. dealerships are subject to European Union (“EU”) and U.K. antitrust rules prohibiting certain restrictions on the sale of new vehicles and spare parts and on the provision of repairs and maintenance across the EU. For example, authorized dealers are generally able to, subject to manufacturer facility requirements, relocate or add additional facilities throughout the EU, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on cross supplies (including on transfers of dealerships) between existing authorized dealers within the EU. However, certain restrictions on dealerships may be permissible provided the conditions set out in the relevant EU Block Exemption Regulations are met. These conditions for exemption changed on June 1, 2013, in respect of the sale of new vehicles. We do not currently believe that these legislative changes will have a material effect on us in the U.K.
The sale of vehicles in Brazil is regulated by federal law, commonly referred to in Brazil as the Ferrari Law. Such law sets forth the terms and conditions of distribution agreements executed among manufacturers and dealerships, specifically with regard to the distribution of cars, trucks, buses, tractors, motorbikes and similar vehicles. In addition, the Ferrari Law establishes the geographical area of a dealership, termination of distribution agreements and their consequences, among other things. Any contractual provision that conflicts with the Ferrari Law is considered void in Brazil. The distribution agreements contemplate the commercialization of vehicles and components fabricated by the manufacturer, the rendering of technical assistance relating to such products and the usage by the dealerships of the manufacturers' brand. According to the Ferrari Law, distribution agreements may be executed for either a determined or an undetermined term. In the case of a distribution agreement executed for a determined term, its initial term may not be less than 5 years. At the end of this initial 5 years term, such distribution agreement will be automatically converted into a undetermined term distribution agreement, unless any of the parties thereto expressly waives such right with a 180 days prior notice. In the case of an early termination of a distribution agreement other than as a result of a persistent breach or force majeure, the Ferrari law entitles the non-breaching party to, among other things, certain termination payments.
The economic recession, that began in 2008, caused domestic manufacturers to critically evaluate their respective dealer networks and terminate certain brands, and, as a result, the respective franchises. For example, General Motors chose to discontinue the Pontiac brand and, as a result, both of our Pontiac franchises were terminated. In addition, Ford chose to discontinue the Mercury brand and, as a result, all four of our Mercury franchises were terminated. Subject to similar future economic factors and material changes to the regulations discussed above, we generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost or modification.
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
In addition to the individual dealership franchise agreements discussed above, we have entered into framework agreements in the U.S. with most major vehicle manufacturers and distributors. These agreements impose a number of restrictions on our operations, including our ability to make acquisitions and obtain financing, and our management. These agreements also impose change of control provisions related to the ownership of our common stock. For a discussion of these restrictions and the risks related to our relationships with vehicle manufacturers, please read Part I, “Item 1A. Risk Factors.”
The following table sets forth the percentage of our new vehicle retail unit sales attributable to the manufacturers that accounted for approximately 10% or more of our new vehicle retail unit sales:

Manufacturer	Percentage of New Vehicle Retail Units Sold during the Year Ended December 31, 2013
Toyota	26.6%
Honda	12.3%
Ford	11.6%
BMW	11.1%
Nissan	10.2%
Governmental Regulations
Automotive and Other Laws and Regulations
We operate in a highly regulated industry. A number of U.S. state and federal laws and regulations affect our business and the business of our manufacturers. In every U.S. state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales and finance, and insurance licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operations, financing, insurance, advertising and employment practices. These laws and regulations include franchise laws and regulations, consumer protection laws, and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include U.S. federal and U.S. state wage-hour, anti-discrimination and other employment practices laws.
Our financing activities with customers are subject to U.S. federal truth-in-lending, consumer leasing, and equal credit opportunity laws and regulations, as well as state and local motor vehicle finance laws, installment finance laws, usury laws, and other installment sales laws and regulations. Some U.S. states regulate finance fees and charges that may be paid as a result of vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us, or our dealerships, by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct dealership operations and fines.
Our U.S. operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and the rules and regulations of various state motor vehicle regulatory agencies. The imported automobiles we purchase in the U.S. are subject to United States customs duties, and in the ordinary course of our business we may, from time to time, be subject to claims for duties, penalties, liquidated damages or other charges.
Our U.S. operations are subject to consumer protection laws known as Lemon Laws. These laws typically require a manufacturer or dealer to replace a new vehicle or accept it for a full refund within one year after initial purchase if the vehicle does not conform to the manufacturer’s express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. U.S. federal laws require various written disclosures to be provided on new vehicles, including mileage and pricing information. We are aware that several U.S. states are considering enacting consumer “bill-of-rights” statutes to provide further protection to the consumer which could affect our profitability in such states.
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law and established the Consumer Financial Protection Bureau (the “CFPB”) with broad regulatory powers. Although automotive dealers are generally excluded from the CFPB’s regulatory authority, we are required to comply with regulations applicable to privacy notices, and the CFPB has announced its intention to regulate automotive financing activities through its regulation of automotive finance companies and other financial institutions that service the automotive industry. The CFPB has issued regulatory guidance instructing financial institutions to monitor dealer loans for potential discrimination resulting from the system used to compensate dealers for assisting in the customer financing transaction. The CFPB has instructed lenders that, if discrimination is found, the lender would be required to change dealer compensation practices. In addition, the CFPB has announced its intention to regulate the sale of other finance and insurance products. If the result of either of these initiatives is to substantially restrict our ability to generate revenue from arranging financing for our customers for the purchase of vehicles and associated products and services, it could have a material adverse effect on our business and results of operations.
Environmental and Occupational Health and Safety Laws and Regulations
Our operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires, and fuel. Consequently, our business is subject to a complex variety of stringent laws and regulations governing management and disposal of materials and wastes, protection of the environment and occupational health and safety. These laws and regulations affect many aspects of our operations, such as requiring the acquisition of permits or other governmental approvals to conduct regulated activities, restricting the manner in which we handle, recycle and dispose of our wastes, incurring capital expenditures to construct, maintain and upgrade pollution control and containment equipment and facilities, impose specific health and safety criteria addressing worker protection, and impose substantial liabilities for pollution caused by our operations or attributable to former operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of remedial obligations, and issuance of injunctions delaying, restricting or prohibiting some or all of our operations. We may not be able to recover some or any of these costs from insurance.
Most of our dealerships utilize above ground storage tanks and, to a lesser extent, underground storage tanks primarily for storing and dispensing petroleum-based products. Storage tanks in the U.S. are subject to testing, containment, upgrading and removal requirements under the Resource Conservation and Recovery Act, or RCRA, and its state law counterparts. RCRA imposes requirements relating to the handling and disposal of hazardous and non-hazardous wastes and requires us to comply with stringent and costly requirements in connection with our storage and recycling or disposal of the various used fluids, paints, batteries, tires, and fuels generated by our operations. Clean-up or other remedial action may be necessary in the event of leaks or other unauthorized discharges from storage tanks or other equipment operated by us. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act) and comparable U.S. state and local programs govern certain wastewater and stormwater discharges from our operations, which discharges may require permitting. Similarly, certain sources of air emissions from our operations may be subject to permitting, pursuant to the federal Clean Air Act and related state and local laws. Certain health and safety standards imposed under the Federal Occupational Safety and Health Act or otherwise promulgated by the Occupational Safety and Health administration of the United States Department of Labor and related state agencies are also applicable to protection of the health and safety of our employees.
We generally conduct environmental studies on dealerships to be acquired regardless of whether we are leasing or acquiring in fee the underlying real property, and as necessary, implement environmental management practices or remedial activities to reduce the risk of noncompliance with environmental laws and regulations. Nevertheless, we currently own or lease, and in connection with our acquisition program anticipate in the future owning or leasing, properties that in some instances have been used for auto retailing and servicing for many years. Laws regarding the prevention of pollution or remediation of environmental contamination generally apply regardless of whether we lease or purchase the land and facilities. Although we or our predecessors may have utilized operating and disposal practices that were standard in the industry at the time, a risk exists that petroleum products or wastes such as new and used motor oil, transmission fluids, antifreeze, lubricants, solvents and motor fuels could have been spilled or released on or under the properties owned or leased by us or on or under other locations where such materials were taken for recycling or disposal. Further, we believe that structures found on some of these properties may contain asbestos-containing materials, although in an undisturbed condition that does not require removal or other corrective action under applicable regulations. In addition, many of these properties have been operated by third parties whose use, handling and disposal of such petroleum products or wastes were not under our control. These properties and the materials disposed or released on them may be subject to the U.S. federal Comprehensive Environmental Response, Compensation, and Liability Act (also known as the Superfund law), RCRA and analogous U.S. state laws, pursuant to which we could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial activities to prevent future contamination.
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Consequently, any changes in environmental laws and regulations or re-interpretations of enforcement policies that result in more stringent and costly vehicular pollution control equipment or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our business, results of operations and financial position. For example, U.S. vehicle manufacturers are subject to U.S. federal mandated corporate average fuel economy standards, which will increase substantially from 2013 through model year 2017. Furthermore, in response to studies suggesting that emissions of carbon dioxide and certain other gases, referred to an “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere and other climatic changes, climate-change legislation and regulatory changes have been made or are being considered at state and federal levels. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide on vehicles and automotive fuels in the United States could adversely affect prices of and demand for the vehicles we sell.
Insurance and Bonding
Our operations expose us to the risk of various liabilities, including:

•	claims by employees, customers or other third parties for personal injury or property damage resulting from our operations; and

•	fines and civil and criminal penalties resulting from alleged violations of federal and state laws or regulatory requirements.
The automotive retailing business is also subject to substantial risk of real and personal property loss as a result of the significant concentration of real and personal property values at dealership locations. Under self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims handling expenses, including property and casualty, automobile physical damage, and employee medical benefits. In certain cases, we insure costs in excess of our retained risk per claim under various contracts with third-party insurance carriers. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience, adjusted for current trends and changes in claims-handling procedures. Risk retention levels may change in the future as a result of changes in the insurance market or other factors affecting the economics of our insurance programs. Although we believe our insurance coverage is adequate, we cannot assure that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, results of operations and financial condition.
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

Employees
We believe our relationship with our employees is favorable. As of December 31, 2013, we employed 11,510 (full-time, part-time and temporary) people, of whom:

•	1,574 were employed in managerial positions;

•	2,518 were employed in non-managerial vehicle sales department positions;

•	5,453 were employed in non-managerial parts and service department positions; and

•	1,965 were employed in administrative support positions.
In the U.S., ninety of our employees in New Jersey are represented by a labor union. In Brazil, all employees are represented by a local union. Because of our dependence on vehicle manufacturers, we may be affected by labor strikes, work slowdowns and walkouts at vehicle manufacturing facilities and/or their suppliers. Additionally, labor strikes, work slowdowns and walkouts at businesses participating in the distribution of manufacturers’ products may also affect us.
For further discussion, please read Part I, “Item 1A. Risk Factors.”
Seasonality
We generally experience higher volumes of vehicle sales and service in the the second and third calendar quarters of each year in the U.S., in the first and third quarters in the U.K. and during the third and fourth quarters in Brazil. The first quarter is generally the weakest in Brazil, driven by heavy vacation and activities associated with Carnival. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our consolidated revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. Other factors unrelated to seasonality, such as changes in economic condition, inventory availability, and manufacturer incentive programs, may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income.
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

Item 1A. Risk Factors
Demand for and pricing of our products and services is subject to economic conditions and other factors, which have had and, in the future, could have a material adverse effect on our business and results of operations.
The automotive retail industry, and especially new vehicle unit sales, is influenced by general economic conditions, particularly consumer confidence, the level of personal discretionary spending, interest rates, fuel prices, unemployment rates and credit availability. During economic downturns, such as the recession experienced in 2008 and much of 2009, retail new vehicle sales typically experience periods of decline characterized by oversupply and weak demand. In addition, periods of economic uncertainty, as well as volatility in consumer preference around fuel-efficient vehicles in response to volatile fuel prices, and concern about manufacturer viability, may adversely impact future consumer spending and result in a difficult business environment. Any tightening of the credit markets and credit conditions may decrease the availability of automotive loans and leases and adversely impact our new and used vehicle sales and margins. In particular, if sub-prime finance companies apply higher credit standards or if there is another decline in the overall availability of credit in the sub-prime lending market, the ability of consumers to purchase vehicles could be limited, which could have a material adverse effect on our business and results of operations.
Volatile fuel prices may also continue to affect consumer preferences in connection with the purchase of our vehicles. Rising fuel prices may make consumers less likely to purchase larger, more expensive vehicles, such as sports utility vehicles or luxury automobiles and more likely to purchase smaller, less expensive and more fuel efficient vehicles. Sudden changes in customer preferences make maintenance of an optimal mix of large and small vehicle inventory a challenge. Further increases or sharp declines in fuel prices could have a material adverse effect on our business and results of operations.
In addition, local economic, competitive and other conditions affect the performance of our dealerships. Our results of operations depend substantially on general economic conditions and spending habits in those regions of the U.S. where we maintain most of our operations.
We are subject to a concentration of risk in the event of financial distress, merger, sale or bankruptcy, including potential liquidation, of, or other adverse economic impacts on, certain major vehicle manufacturers.
Toyota, Nissan, Honda, Ford, BMW, Volkswagen, Hyundai, Daimler, Chrysler and General Motors dealerships represented approximately 96.0% of our total new vehicle retail units sold in 2013. In particular, sales of Toyota/Scion/Lexus new vehicles represented 26.6% of our new vehicle unit sales in 2013. The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our dealerships an attractive, high quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, incentives, floorplan assistance and advertising assistance. A discontinuation or change in our manufacturers’ warranty and incentive programs could adversely affect our business. Third, manufacturers provide product warranties and, in some cases, service contracts to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts and bill the manufacturer directly as opposed to invoicing the customer. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our dealerships.
Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, reductions in access to capital or credit, labor strikes or similar disruptions (including within their major suppliers), supply shortages, or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations, natural disasters, or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could have a material adverse effect on our business, results of operations and financial condition. In 2011, natural disasters in Asia adversely affected certain vehicle manufacturers, including Toyota and Honda, and many of the parts suppliers on which they depend by temporarily restricting the manufacturers’ ability to supply new vehicles and related parts. As a result, we experienced a decline in the supply of new vehicles and related parts associated with these manufacturers, slowing the pace of new vehicle sales in 2011.
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
We are dependent on our relationships with manufacturers, which exercise a great degree of influence over our operations through the franchise agreements. For example, delays in obtaining, or failing to obtain, manufacturer approvals for dealership acquisitions could adversely affect our acquisition program. In determining whether to approve an acquisition, manufacturers may consider many factors, including the moral character and business experience of the dealership principals and the financial condition, ownership structure, CSI scores (described below), sales efficiency, and other performance measures of our other dealerships. Also, our manufacturers attempt to measure customers’ satisfaction with automobile dealerships through systems generally known as CSI, which may be modified or replaced at the manufacturer’s discretion. Manufacturers may use these performance indicators, as well as sales performance numbers, as conditions for certain payments and as factors in evaluating applications for additional acquisitions. In unusual cases where performance indicators, such as the ones described above, are not met to the satisfaction of the manufacturer, certain manufacturers may either limit our ability to acquire additional dealerships or require the disposal of existing dealerships or both. From time to time, we have not met all of the manufacturers’ requirements to make acquisitions and have received requests to dispose of certain of our dealerships. On one occasion, one of our manufacturers initiated legal proceedings to block one of our acquisitions, but before the court could address the matter, the manufacturer dismissed its proceeding when the seller elected not to sell its dealerships to us. In the event one or more of our manufacturers sought to prohibit future acquisitions, or imposed requirements to dispose of one or more of our dealerships, our acquisition and growth strategy could be adversely affected.
A manufacturer may also limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. For example, in the U.S. we may acquire only six primary Lexus dealerships or six outlets nationally. As of December 31, 2013, we owned three primary Lexus dealerships. Also, under the manufacturer’s interpretation of existing guidelines, as of December 31, 2013, we owned the maximum number of Toyota dealerships permitted in the Gulf States region, which is comprised of Texas, Oklahoma, Louisiana, Mississippi and Arkansas, and in the Boston region, which is comprised of Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont.
In addition, each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including any unapproved changes of ownership or management, sales and customer satisfaction performance deficiencies and other material breaches of the franchise agreements. Manufacturers may also have a right of first refusal if we seek to sell dealerships. We cannot guarantee all of our franchise agreements will be renewed or that the terms of the renewals will be as favorable to us as our current agreements. In addition, we cannot guarantee that our manufacturers will not attempt to terminate our franchise agreements if they perceive that performance deficiencies exist. If such an instance occurs, although we are generally protected by automotive dealership franchise laws requiring “good cause” be shown for such termination, we cannot guarantee that the termination of the franchise will not be successful. Actions taken by manufacturers to exploit their bargaining position in negotiating the terms of renewals of franchise agreements could also have a material adverse effect on our results of operations. Further, the terms of certain of our real estate related indebtedness require the repayment of all amounts outstanding in the event that the associated franchise is terminated. Our results of operations may be materially and adversely affected to the extent that our franchise rights become compromised or our operations restricted due to the terms of our franchise agreements or if we lose substantial franchises.
Finally, our franchise agreements do not give us the exclusive right to sell a manufacturer’s product within a given geographic area. Subject to state laws that are generally designed to protect dealers, a manufacturer may grant another dealer a franchise to start a new dealership near one of our locations, or an existing dealership may move its dealership to a location that would more directly compete against us. The location of new dealerships near our existing dealerships could have a material and adverse effect our operations and reduce the profitability of our existing dealerships.
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
We will continue to need substantial capital in order to acquire additional automobile dealerships. We currently intend to finance future acquisitions by using cash generated from operations, borrowings under our acquisition lines, proceeds from debt and/or equity offerings and/or issuing shares of our common stock as partial consideration for acquired dealerships. If potential acquisition candidates are unwilling to accept our common stock, we will rely solely on available cash or proceeds from debt or equity financings, which could adversely affect our acquisition program. While it has improved recently, access to funding through the debt or equity capital markets could become challenging again in the future. Also, in the recent past, the cost of obtaining money from the credit markets increased as many lenders and institutional investors increased interest rates, enacted tighter lending standards, refused to refinance existing debt as maturity at all or on terms similar to current debt, and reduced and, in some cases, ceased to provide funding to borrowers. Accordingly, our ability to complete acquisitions could be adversely affected if the price of our common stock is depressed or if our access to capital is limited.
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
These risks could have a material adverse effect on our business, results of operations and financial condition. Although we conduct what we believe to be a prudent level of investigation regarding the operating condition of the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these businesses.
We are subject to substantial regulations, which may adversely affect our business and results of operations.
A number of state and federal laws and regulations applicable to automotive companies affect our business. We are also subject to laws and regulations relating to business corporations generally. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil, or criminal penalties, the imposition of remedial obligations or the issuance of injunctions limiting or prohibiting our operations. In every jurisdiction in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales, finance and insurance-related licenses issued by government authorities. These laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices. Other laws and regulations include U.S. state franchise laws and regulations, anti-trust laws and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as U.S. federal and state wage-hour, anti-discrimination and other employment practices laws. Furthermore, some states have initiated consumer “bill of rights” statutes which involve increases in our costs associated with the sale of vehicles, or decreases in some of our profit centers.
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
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law and established the Consumer Financial Protection Bureau (the “CFPB”) with broad regulatory powers. Although automotive dealers are generally excluded from the CFPB’s regulatory authority, we are required to comply with regulations applicable to privacy notices, and the CFPB has announced its intention to regulate automotive financing activities through its regulation of automotive finance companies and other financial institutions that service the automotive industry. The CFPB has issued regulatory guidance instructing financial institutions to monitor dealer loans for potential discrimination resulting from the system used to compensate dealers for assisting in the customer financing transaction. The CFPB has instructed lenders that, if discrimination is found, the lender would be required to change dealer compensation practices. If this initiative substantially restricts our ability to generate revenue from arranging financing for our customers for the purchase of vehicles, the result could have an adverse effect on our business and results of operations.
In addition, we expect that the Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, will increase our annual employee health care costs that we fund, with the most significant increases commencing in 2015. We cannot predict the extent of the effect that this statute, or any future state or federal healthcare legislation or regulation, will have on us. However, an expansion in government’s role in the U.S. healthcare industry could result in significant long-term costs to us, which could in turn adversely affect our business, results of operations and financial condition.
Possible penalties for violation of any of these laws or regulations include revocation or suspension of our licenses and/or civil or criminal fines and penalties. In addition, many laws may give customers a private cause of action. Violation of these laws, the cost of compliance with these laws, or changes in these laws could have a material adverse effect on our business and results of operations.
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
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations that result in more stringent and costly pollution control equipment or waste containment, management or disposal requirements could have a material adverse effect on our business, results of operation and financial condition. For instance, vehicle manufacturers are currently subject to federally mandated corporate average fuel economy standards, which require most manufacturers to modify their engines to achieve a fleet-wide average fuel efficiency equivalent of 35.5 miles per gallon by model year 2017 and to achieve a fuel efficiency equivalent of 54.5 miles per gallon by 2025. These increased fuel efficiency requirements are expected to increase the cost of new vehicles over time, which could potentially result in a reduction in new vehicle sales. Also, in response to studies suggesting that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere and other climatic changes, the Congress and numerous states have from time to time considered and — in the case of some states, adopted — legislation to restrict greenhouse gases. Moreover, the EPA has adopted rules under existing provisions of the federal Clean Air Act that require a reduction in emissions of greenhouse gases from motor vehicles, require certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources, and require monitoring and reporting of greenhouse gas emissions from specified sources on an annual basis. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of greenhouse gases from our operations or on vehicles and automotive fuels in the United States could adversely affect prices of and demand for the vehicles we sell which could adversely affect our revenues and earnings. Please see “Item 1. Business — Governmental Regulations — Environmental and Occupational Health and Safety Laws and Regulations” for more information.
If we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected because we rely on the industry knowledge and relationships of our key personnel.
We believe our success depends to a significant extent upon the efforts and abilities of our executive officers, senior management and key employees, including our regional vice presidents. The unexpected or unanticipated loss of the services of one or more members of our senior management team could have an adverse effect on our business and impair the efficiency and productivity of our operations. We do not have key man insurance for any of our executive officers or key personnel. In addition, the market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. We do not have employment agreements with most of our dealership general managers and other key dealership personnel. Accordingly, the loss of any of our key employees or the failure to attract qualified managers could have an adverse effect on our business and may impact the ability of our dealerships to conduct their operations in accordance with our national standards.
Substantial competition in automotive sales and services may materially and adversely affect our results of operations due to our need to lower prices to sustain sales.
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
We do not have any cost advantage in purchasing new vehicles from vehicle manufacturers and typically rely on advertising, merchandising, sales expertise, service reputation and dealership location in order to sell new vehicles. Our franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. If competing dealerships expand their market share or are awarded additional franchises by manufacturers that supply our dealerships, it could have a material and adverse effect on our business and results of operations.
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
The internet has also become a significant part of the advertising and sales process in our industry. Customers are using the internet as part of the sales process to compare pricing for cars and related finance and insurance services, which may reduce gross profit margins for new and used cars and profits for related finance and insurance services. Some websites offer vehicles for sale over the internet without the benefit of having a dealership franchise, although they must currently source their vehicles from a franchised dealer. If internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, or if dealerships are able to effectively use the internet to sell outside of their markets, our business could be materially adversely affected. Our business would also be materially adversely affected to the extent that internet companies acquire dealerships or align themselves with our competitors’ dealerships.
Please see “Item 1. Business — Competition” for more discussion of competition in our industry.

A data security breach with regard to personally identifiable information ("PII") about our customers or employees could negatively affect operations and result in high costs.
In the ordinary course of business, we and our business affiliates receive significant PII about our customers in order to complete the sale or service of a vehicle and related products. We also receive PII from our employees. Numerous state and federal regulations, as well as payment card industry and other vendor standards, govern the collection and maintenance of PII from consumers and other individuals. Although many companies across many industries are affected by malicious efforts to obtain access to PII, news reports suggest that the automotive dealership industry is a particular target of identity thieves. Moreover, there are numerous opportunities for a data security breach, including cyber-security breaches, burglary, lost or misplaced data, scams, or misappropriation of data by employees, vendors or unaffiliated third parties. Despite the security measures we have in place and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, or other events. Alleged or actual data security breaches can increase costs of doing business, negatively affect customer satisfaction and loyalty, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information, any of which could have a material adverse effect on our business, results of operations or financial condition.
The impairment of our goodwill, our indefinite-lived intangibles and our other long-lived assets has had, and could in the future have, a material adverse effect on our results of operations.
We assess goodwill and other indefinite-lived intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. We assess the carrying value of our long-lived assets when events or circumstances indicate that an impairment may have occurred.
Based on the organization and management of our business, we determined that each region qualified as reporting units for the purpose of assessing goodwill for impairment. To determine the fair value of our reporting units in assessing the carrying value of our goodwill for impairment, we use a combination of the discounted cash flow and market approaches. In addition, we are required to evaluate the carrying value of our indefinite-lived, intangible franchise rights at a dealership level. To test the carrying value of each individual intangible franchise right for impairment, we also use a discounted cash flow based approach. Both these analysis are based upon a series of assumptions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Accounting Estimates — Goodwill” and “Intangible Franchise Rights” for additional information on our assumptions. If any one of these assumptions changes, or fails to materialize, the resulting decline in our estimated fair value could result in a material non-cash impairment charge.
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
Changes in interest rates could adversely impact our results of operations.
Borrowings under our credit facilities and various other notes payable bear interest based on a floating rate. Therefore, our interest expense would increase with any rise in interest rates. We have entered into derivative transactions to convert a portion of our variable-rate debt to fixed rates to partially mitigate this risk. A rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because many of our customers finance their vehicle purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. In addition, we receive credit assistance from certain automobile manufacturers, which is reflected as a reduction in cost of sales on our statements of operations. Please see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.
Natural disasters and adverse weather events can disrupt our business.
Our dealerships are concentrated in states and regions in the U.S., U.K. and Brazil in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes and hail storms) have in the past, and may in the future, disrupt our dealership operations. A disruption in our operations may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. Although we have, subject to certain limitations and exclusions, substantial insurance, including business interruption insurance, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, results of operations and financial condition.

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
Our indebtedness and the associated covenants could materially adversely affect our ability to obtain additional financing, including for acquisitions and capital expenditures, limit our flexibility to manage our business, prevent us from fulfilling our financial obligations and restrict our use of capital.
Our indebtedness could impact us, in the following ways:

•	our ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes may be impaired in the future;

•
a portion of our current cash flow from operations must be dedicated to the payment of principal on our indebtedness, thereby reducing the funds available to us for our operations and other corporate purposes;

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
We are subject to risks associated with our non-U.S. operations that could have a material adverse effect on our business, results of operations and financial condition.
Over the past several years, we have significantly increased our operations outside the U.S. Expanding our operations in the U.K. and Brazil are important elements of our growth strategy. Operations outside of the U.S. are subject to various risks which may not be present or as significant for operations within U.S. markets, and our exposure to these risks increases as we expand. Government actions, both in terms of policy-setting as well as actions directly affecting our operations, and economic uncertainty in some geographic regions in which we operate, such as emerging markets, could result in the disruption of markets and negatively affect our results of operations and cash flows in those areas.
Risks inherent in our international operations include, but are not limited to:

•	exposure to local economic conditions;

•	wage inflation in emerging markets;

•	social plans that prohibit or increase the cost of certain restructuring actions;

•	increases in working capital requirements related to long supply chains or regional terms of business;

•	currency exchange controls;

•	exposure to currency and exchange rate fluctuations;

•	variations in protection of legal rights;

•	import or export licensing requirements;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•
restrictions on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and other laws and regulations creating tax inefficiencies and prohibitions or restrictions on acquisitions or joint ventures;

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

•	lack of franchise protection, which creates greater competition.
The likelihood of these occurrences and their potential effect on us vary from country to country and are unpredictable. These and other factors may have a material adverse effect on our international operations and, therefore, on our business, results of operations and financial condition, which may become more pronounced as we expand our international presence.
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
Many emerging markets have experienced growth rates in excess of the world's largest markets, leading to an increased contribution to the industry's global performance. As a result, we have been employing strategies to grow in emerging markets. Executing on this growth strategy, we acquired UAB Motors Participações S.A. (“UAB Motors”) in February 2013, which allowed us to enter the Brazilian market. There is no assurance that our growth strategies in an emerging market, such as Brazil, will be successful or that Brazil will continue to sustain growth rates. In addition, Brazil, as an emerging market country may be particularly vulnerable to periods of financial instability or significant currency fluctuations as discussed above under “We are subject to risks associated with our non-U.S. operations that could have an adverse effect on our business, results of operations and financial condition,” which can adversely affect our results. Further, our growth in emerging markets by acquisition of existing dealerships, such as our acquisition of UAB Motors, is subject to additional risk as discussed under “Our ability to acquire new dealerships and successfully integrate those dealerships into our business could adversely affect the growth of our revenues and earnings” above.
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
Our manufacturers may also impose additional similar restrictions on us in the future. Actions by our stockholders or prospective stockholders, which would violate any of the above restrictions, are generally outside our control. If we are unable to comply with or renegotiate these restrictions, we may be forced to terminate or sell one or more franchises, which could have a material adverse effect on our business. These restrictions may prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock. These restrictions also may impede our ability to acquire dealership groups, to raise required capital or to issue our stock as consideration for future acquisitions.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We presently lease our corporate headquarters, which is located at 800 Gessner, Suite 500, Houston, Texas. In addition, as of December 31, 2013, we had 188 franchises situated in 148 dealership locations throughout the U.S., U.K. and Brazil. As of December 31, 2013, we leased 84 of these dealership locations and owned the remainder. We have one location in Massachusetts, one location in Alabama and one location in California where we lease the land, but own the building facilities. These locations are included in the leased column of the table below.

		Dealerships
Region	Geographic Location	Owned	Leased
East	Georgia	7	1
	Massachusetts	4	3
	New Jersey	4	3
	Louisiana	4	—
	Mississippi	3	—
	Florida	3	1
	South Carolina	3	1
	Maryland	2	—
	Alabama	1	1
	New York	1	3
	New Hampshire	1	2
		33	15
West	Texas	13	30
	Kansas	4	—
	Oklahoma	2	11
	California	1	6
	Louisiana	1	—
		21	47
International	United Kingdom	10	4
	Brazil	—	18
Total		64	84
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
Since 2005, Group 1 Realty, Inc., one of our wholly-owned subsidiaries, has typically acquired the property in connection with our U.S. dealership acquisitions and relocations and acts as the landlord for those dealership operations. For the year ended December 31, 2013, we acquired $87.9 million of real estate, of which $49.2 million was purchased in conjunction with our dealership acquisitions. With these acquisitions, the capitalized value of the real estate used in operations that we owned was $618.4 million as of December 31, 2013. Of this total, $539.7 million is mortgaged through our Real Estate Credit Facility or another real estate related borrowing arrangement. We do not believe that any single facility is material to our operations and, if necessary, we would obtain a replacement facility.

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
San Diego Superior Court Matter. In December 2011, an adverse jury verdict was rendered against us in the San Diego County Superior Court, awarding $7.5 million to the plaintiff who sought reimbursement for medical expenses, lost wages and pain and suffering arising from an accident involving one of our customer shuttle vans and the plaintiff’s motorcycle. Our insurance covered any loss in excess of its $1.0 million self-insured retention relative to this matter. We fully accrued the amount of the award and the related insurance charge as a current account receivable and a current accrued expense, respectively, in the Consolidated Balance Sheet as of December 31, 2011. During the third quarter of 2013, the insurance company settled this matter with the plaintiff, we paid our self-insured retention and the full amount of the current account receivable and current accrued expense was settled as originally anticipated.
Delaware Unclaimed Property Matter. Beginning in late 2012, we were notified by the Department of State of the State of Delaware of a new program called the Delaware Unclaimed Property Voluntary Disclosure Program (“VDA Program”), and encouraged to enroll in this program as an alternative to a potential unclaimed property audit by the Delaware Department of Finance. Unclaimed property such as payroll, accounts payable, gift cards, accounts receivable credit balances and equity related property on our books and records to a payee, vendor, customer or shareholder is generally subject to state escheat laws. Because of our Delaware registered business entities, certain unclaimed property may be escheatable to the State of Delaware. The VDA Program would limit our exposure, by limiting the time frame under review, as well as penalties and interest, allowing us to self-review our Delaware entities and make a report of our findings for review and approval by the State of Delaware. In May 2013, we elected to join the VDA Program, and we have initiated our internal review. If we are unable to resolve this matter to the mutual satisfaction of us and the State of Delaware, the State of Delaware could pursue its own audit and make a determination of potential liability.
Notwithstanding the foregoing, we are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations or financial condition.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “GPI.” There were 54 holders of record of our common stock as of February 25, 2014. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
The following table presents the quarterly high and low sales prices for our common stock, as reported on the New York Stock Exchange Composite Tape under the symbol “GPI” and dividends paid per common share for 2012 and 2013:

	High	Low	Dividends Declared
2012:
First Quarter	$57.71	$47.95	$0.14
Second Quarter	59.97	43.63	0.15
Third Quarter	61.06	44.98	0.15
Fourth Quarter	65.99	57.31	0.15
2013:
First Quarter	$69.00	$57.51	$0.15
Second Quarter	66.00	54.91	0.16
Third Quarter	82.40	64.36	0.17
Fourth Quarter	78.54	61.20	0.17
We expect comparable cash dividends to be paid in the future. However, payment of dividends in the future is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility and Real Estate Credit Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of December 31, 2013, the Restricted Payment Basket under both facilities was $164.0 million. The Restricted Payment Basket will increase in the future periods by 50.0% of our future cumulative net income, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases.

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
The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the S&P 500 Index and the peer group was $100 on the last trading day of December 2008, and that all dividends were reinvested. Performance data for Group 1 Automotive, Inc., the S&P 500 Index and for the peer group is provided as of the last trading day of each of our last five fiscal years.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS
AMONG GROUP 1 AUTOMOTIVE, INC., S&P 500 INDEX AND A PEER GROUP

TOTAL RETURN BASED ON $100 INITIAL INVESTMENT & REINVESTMENT OF DIVIDENDS

Measurement Date	Group 1 Automotive, Inc.	S&P 500	Peer Group
December 2008	$100.00	$100.00	$100.00
December 2009	263.23	126.46	202.98
December 2010	388.74	145.51	283.42
December 2011	487.63	148.59	354.46
December 2012	589.87	172.37	453.78
December 2013	682.46	228.19	647.02

Purchases of Equity Securities by the Issuer
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands, excluding commissions)
October 1 - October 31, 2013	—	$—	—	$75,000
November 1 - November 30, 2013	55,655	$63.82	55,655	$71,448
December 1 - December 31, 2013	—	$—	—	$71,448
Total	55,655		55,655
(1) In October 2013, the Board of Directors approved an increase of 50 percent of our July 2012 authorization to a new amount of $75.0 million. The shares may be repurchased from time to time in open market or privately negotiated transactions, depending on market conditions, at our discretion, and funded by cash from operations.

Item 6. Selected Financial Data
The following selected historical financial data as of December 31, 2013, 2012, 2011, 2010, and 2009, and for the five years in the period ended December 31, 2013, have been derived from our audited Consolidated Financial Statements, subject to certain reclassifications to make prior years conform to the current year presentation. This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.
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

	Year Ended December 31,
	2013	2012	2011	2010	2009
		(In thousands, except per share amounts)
Income Statement Data:
Revenues	$8,918,581	$7,476,100	$6,079,765	$5,509,169	$4,525,707
Cost of sales	7,626,035	6,358,848	5,119,165	4,632,136	3,749,870
Gross profit	1,292,546	1,117,252	960,600	877,033	775,837
Selling, general and administrative expenses	976,856	848,446	735,229	693,635	621,048
Depreciation and amortization expense	35,826	31,534	27,063	26,455	25,828
Asset impairments	6,542	7,276	4,805	10,840	20,887
Income (loss) from operations	273,322	229,996	193,503	146,103	108,074
Other income and (expense):
Floorplan interest expense	(41,667)	(31,796)	(27,687)	(34,110)	(32,345)
Other interest expense, net	(38,971)	(37,465)	(33,722)	(27,217)	(29,075)
Gain (loss) on redemption of long-term debt	—	—	—	(3,872)	8,211
Other expense, net	(789)	—	—	—	(14)
Income from continuing operations before income taxes	191,895	160,735	132,094	80,904	54,851
Provision for income taxes	(77,903)	(60,526)	(49,700)	(30,600)	(20,006)
Net income	$113,992	$100,209	$82,394	$50,304	$34,845

	Year Ended December 31,
	2013	2012	2011	2010	2009
		(In thousands, except per share amounts)
Earnings per common share:
Basic:
Net income	$4.72	$4.39	$3.50	$2.09	$1.43
Diluted:
Net income	$4.32	$4.19	$3.47	$2.09	$1.43
Dividends per share	$0.65	$0.59	$0.48	$0.10	$—
Weighted average common shares outstanding:
Basic	23,096	21,620	22,157	22,767	22,888
Diluted	25,314	22,688	22,409	22,788	22,906

	December 31,
	2013	2012	2011	2010	2009
		(Dollars in thousands)
Balance Sheet Data:
Working capital	$102,762	$170,603	$130,637	$124,300	$103,225
Inventories	1,542,318	1,194,288	867,470	777,771	596,743
Total assets	3,819,478	3,023,015	2,476,343	2,201,964	1,969,414
Floorplan notes payable — credit facility and other (1)	1,086,906	856,698	609,738	560,840	420,319
Floorplan notes payable — manufacturer affiliates	346,572	211,965	155,980	103,345	115,180
Real Estate Credit Facility, including current portion	67,719	56,677	41,003	42,600	192,727
Long-term debt, including current portion (2)	631,359	521,010	456,261	423,539	265,769
Temporary Equity (3)	29,094	32,505	—	—	—
Stockholders’ equity	$1,035,175	$860,284	$807,100	$784,368	$720,156
Long-term debt to capitalization (4)	40%	39%	38%	37%	39%
(1) Includes immediately available funds of $56.2 million, $112.3 million, $109.2 million, $129.2 million, and $71.6 million, respectively, that we temporarily invest as an offset to the gross outstanding borrowings.
(2) Includes the Acquisition Line, Real Estate Credit Facility and other long-term debt and excludes short-term financing.
(3) Redeemable equity portion of the 3.00% convertible notes reclassified from additional paid in capital.
(4) Includes temporary equity as a component of capitalization.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with Part I, including the matters set forth in “Item 1A. Risk Factors,” and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Effective with the acquisition of UAB Motors Participações S.A. (“UAB Motors”) in February 2013, we are aligned into four geographic regions: the East and West Regions in the U.S., the U.K. Region, and the Brazil Region. Also, in conjunction with the acquisition of UAB Motors, and consistent with how our chief operating decision maker evaluates performance and allocates resources, we reaffirmed that each region represents an operating segment. Each U.S. region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions. The financial matters of each U.S. region are managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Further, the East and West Regions of the U.S. continue to be economically similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments. As a result, we concluded that the East and West Regions of the U.S. should continue to be aggregated into one reportable segment. As such, our three reportable segments are the U.S., which includes the activities of our corporate office, the U.K. and Brazil.
As of December 31, 2013, we owned and operated 147 franchises, representing 34 brands of automobiles, at 116 dealership locations and 28 collision service centers in the U.S., 19 franchises at 14 dealerships and four collision centers in the U.K., and 22 franchises at 18 dealerships and five collision centers in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina, and Texas in the U.S., in 13 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo and Parana in Brazil.
We typically seek to acquire large, profitable, well-established and well-managed dealerships that are leaders in their respective market areas. From January 1, 2009 through December 31, 2013, we have purchased 75 franchises with expected annual revenues, estimated at the time of acquisition, of $2.8 billion and been granted eight new franchises by our manufacturers, with expected annual revenues, estimated at the time of acquisition, of $110.2 million. In 2013 alone, we acquired 38 franchises with expected annual revenues, estimated at the time of acquisition, of $1,317.0 million. We make disposition decisions based principally on the rate of return on our capital investment, the location of the dealership, our ability to leverage our cost structure, the brand, and existing real estate obligations. From January 1, 2009 through December 31, 2013, we disposed of or terminated 34 franchises with annual revenues of approximately $660.2 million. Specifically, during 2013, we disposed of seven franchises with annual revenues of approximately $318.9 million. In the following discussion and analysis, we report certain performance measures of our newly acquired and disposed dealerships separately from those of our existing dealerships.
We account for our dealership acquisitions using the purchase method of accounting. As a result, we do not include in our financial statements the results of operations of these dealerships prior to the date we acquired them, which may impact the comparability of the financial information presented. Also, as a result of the effects of our acquisitions, dispositions, and other potential factors in the future, our historical financial information is not necessarily indicative of our results of operations and financial position in the future or the results of operations and financial position that would have resulted had such transactions occurred at the beginning of the periods presented.
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
In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. For the U.K., the first and third calendar quarters tend to be stronger, driven by plate change months of March and September. For Brazil, we expect higher volumes in the third and fourth calendar quarters; however, the first quarter is the weakest, driven by heavy vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic condition and manufacturer incentive programs, may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income.
According to U.S. industry experts, the annual new unit sales for 2013 increased 1.1 million units, or 7.6%, to 15.6 million units, compared to 14.5 million units in 2012.
The U.K. economy represents the sixth largest economy in the world. The U.K. automotive sales market continues to outperform the rest of Europe. Vehicle registrations in the U.K. increased 10.8% during 2013 as compared to the same period a year ago. The Brazilian economy represents the seventh largest in the world and recently has been one of the fastest growing economies in the world. We believe the Brazilian government's decision in 2013 to not implement the planned increases in Industrial Products taxes that were scheduled for April 1, 2013 and to freeze current tax rates indefinitely were positive developments for the market. However, the Brazilian economy is facing many challenges and is not demonstrating significant growth at the moment. Industry sales in Brazil declined 1.5% during 2013 as compared to the same period a year ago and we have seen a rise in inflation and interest rates and a decrease in the value of the Brazilian real compared to the U.S. dollar.
For the year ended December 31, 2013, our total revenues increased 19.3% from 2012 to $8.9 billion and gross profit improved 15.7% to $1.3 billion. For the years ended December 31, 2012 and 2011, total revenues were $7.5 billion and $6.1 billion, respectively. For the years ended December 31, 2012 and 2011, gross profits were $1,117.3 million and $960.6 million, respectively. For the year ended December 31, 2013, we realized net income of $114.0 million, or $4.32 per diluted common share, and for the years ended December 31, 2012 and 2011, we realized net income of $100.2 million, or $4.19 per diluted share, and $82.4 million, or $3.47 per diluted share, respectively. In addition to the matters described above, the following factors impacted our financial condition and results of operations in 2013, 2012, and 2011:
Year Ended December 31, 2013:

•
Asset Impairments: We determined that the fair value of indefinite-lived intangible franchise rights related to four of our franchises did not exceed their carrying value and an impairment charge was required. Accordingly, we recorded a $5.4 million pretax non-cash impairment charge during the fourth quarter of 2013. We also recognized a total of $1.1 million in pretax non-cash asset impairment charges related to impairment of various long-lived assets.

•
Non-Cash Interest Expense: Our 2013 results were negatively impacted by $10.8 million of non-cash interest expense relative to the amortization of the discount associated with our 2.25% Notes and 3.00% Notes representing the impact of the accounting for convertible debt as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt (“ASC 470”).

•
Catastrophic Events: During the year, our 2013 results were negatively impacted by several catastrophic events. Insurance deductibles and other related expenses caused by snow storms, windstorms, and hail damage, were recognized as SG&A expense for a total of $12.2 million.

•	Acquisition Costs: Primarily due to our acquisition of UAB Motors in February 2013, we incurred a total of $6.2 million in acquisition costs for the year ended December 31, 2013.

•	Net Gain on Real Estate and Dealership Disposition Transactions: Positively impacting our 2013 results was a pre-tax net gain on sale of dealerships of $10.4 million.
Year Ended December 31, 2012:

•
Asset Impairments: We determined that the fair value of indefinite-lived intangible franchise rights related to three of our franchises did not exceed their carrying value and an impairment charge was required. Accordingly, we recorded a $7.0 million pretax non-cash asset impairment charge during the fourth quarter of 2012. We also recognized a total of $0.3 million in pretax non-cash asset impairment charges related to impairment of various long-lived assets.

•
Non-Cash Interest Expense: Our 2012 results were negatively impacted by $9.9 million of non-cash interest expense relative to the amortization of the discount associated with our 2.25% Notes and 3.00% Notes representing the impact of the accounting for convertible debt as required by ASC 470.

•
Catastrophic Events: Our 2012 results were negatively impacted by several catastrophic events. Insurance deductibles and other related expenses caused by hail damage and Hurricane Sandy were recognized as SG&A expense for a total of $4.6 million.

•	Acquisition Costs: During the fourth quarter of 2012, we incurred a total of $1.8 million in acquisition costs, primarily related to our acquisition of UAB Motors at the beginning of 2013.
Year Ended December 31, 2011:

•
Asset Impairments: We recognized a total of $4.8 million in pretax non-cash asset impairment charges, primarily related to the impairment of assets held-for-sale of $3.2 million and other various long-lived assets of $1.6 million.

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

Key Performance Indicators
The following table highlights certain of the key performance indicators we use to manage our business:
Consolidated Statistical Data

	For the Year Ended December 31,
	2013	2012	2011
Unit Sales
Retail Sales
New Vehicle	155,866	128,550	102,022
Used Vehicle	98,813	85,366	70,475
Total Retail Sales	254,679	213,916	172,497
Wholesale Sales	50,736	43,756	35,997
Total Vehicle Sales	305,415	257,672	208,494
Gross Margin
New Vehicle Retail Sales	5.5%	5.8%	6.2%
Total Used Vehicle Sales	6.8%	7.3%	7.7%
Parts and Service Sales	52.5%	52.4%	52.3%
Total Gross Margin	14.5%	14.9%	15.8%
SG&A as a % of Gross Profit	75.6%	75.9%	76.5%
Operating Margin	3.1%	3.1%	3.2%
Pretax Margin	2.2%	2.1%	2.2%
Finance and Insurance Revenues per Retail Unit Sold	$1,223	$1,215	$1,135
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances that are discussed in more detail in the “Results of Operations” section that follows.
2013 compared to 2012
Over the course of 2013, our industry experienced an increase in new vehicle unit sales. Our consolidated new vehicle retail sales revenues increased 21.8% for the twelve months ended December 31, 2013 as compared to 2012. This growth primarily reflects an increase in new vehicle unit sales of 21.2% for the year ended December 31, 2013, as compared to the same period in 2012, as a result of dealership acquisition activity, stronger consumer confidence in the U.S., better industry conditions in the U.K., improved inventory levels and the execution of initiatives made by our operating team. New vehicle retail gross margin declined during the year ended December 31, 2013 as gross profit per retail unit sold decreased in most of our brands, primarily reflecting the increasingly competitive nature of the industry.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our used vehicle retail sales revenues increased 16.1% for the twelve months ended December 31, 2013 as compared to 2012. This growth primarily reflects an increase in used vehicle unit sales of 15.8% for the year ended December 31, 2013 as compared to 2012, including the impact of our dealership acquisitions in the U.K. and Brazil. The improving U.S. economic environment that has benefited new vehicle sales also supported increased used vehicle demand. Used vehicle retail gross margin declined 40 basis points for the twelve months ended December 31, 2013 as compared to 2012. Used vehicle margins are generally lower in our U.K. and Brazil segments. Therefore, the decline in consolidated used vehicle gross margin partially relates to the mix shift effect, as a result of a larger contribution from these foreign segments.
Our parts and service sales increased 14.8%, for the year ended December 31, 2013, as compared to the same period in 2012. This growth was driven by increases in all aspects of our business: customer-pay parts and service, collision, warranty parts and service, and wholesale parts. Our parts and service gross margin increased 10 basis points for the year ended December 31, 2013 as compared to 2012, with improving U.S. margins more than offsetting the mix effect of the U.K. and Brazil.
Our consolidated finance and insurance revenues per retail unit sold increased $8 for the twelve months ended December 31, 2013, as compared to the same period in 2012, primarily as a result of higher income per contract and increased penetration rates in the U.S., partially offset by the mix effect of increased business in the U.K. and Brazil where income per retail unit sold tends to be lower.
Our total gross margin decreased 40 basis points for the year ended December 31, 2013 as compared to 2012, primarily due to the shift in business mix towards lower margin new and used vehicle businesses and growing contribution from our foreign segments, which generally realize lower total gross margin.
Our consolidated SG&A expenses increased in absolute dollars for the twelve months ended December 31, 2013, as compared to 2012, primarily as a result of dealership acquisitions, as well as the correlation to vehicle sales volumes. However, SG&A as a percentage of gross profit declined 30 basis points to 75.6%, for the year ended December 31, 2013 from the same period in 2012, reflecting ongoing cost control and the leverage on our cost structure that higher revenues and gross profits provide.
For the twelve months ended December 31, 2013, floorplan interest expense increased 31.0%, as compared to 2012, primarily as a result of an increase in our floorplan borrowings from dealership acquisitions, particularly the acquisition of UAB Motors, and expanded inventory levels necessary to support higher sales rates. Other interest expense, net increased 4.0% for the year ended December 31, 2013, primarily due to additional real estate financing including mortgage borrowings related to acquisitions.
The combination of all of these factors, including $6.5 million of non-cash asset impairments, resulted in an operating margin of 3.1% for the twelve months ended December 31, 2013, which is flat from 2012.
2012 compared to 2011
Over the course of 2012, our industry experienced an increase in new vehicle unit sales. While total industry sales remained low relative to years before 2008, unit sales rose from 12.8 million for the twelve months ended December 31, 2011 to 14.5 million in 2012. Our new vehicle retail sales revenues increased 26.1% for the twelve months ended December 31, 2012 as compared to 2011. This growth primarily reflects an increase in our new vehicle unit sales of 26.0% for the year ended December 31, 2012, reflecting stronger consumer confidence, improved inventory levels in our import brands that had experienced shortages as a result of the March 2011 natural disaster in Japan, and strong execution by our operating team. New vehicle retail gross margin declined during the year ended December 31, 2012 primarily as industry-wide new vehicle inventory levels returned to more normalized levels following the shortage in most of 2011.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our used vehicle retail sales revenues increased 24.0% for the twelve months ended December 31, 2012 as compared to 2011. This growth primarily reflected an increase in the used vehicle unit sales of 21.1% for the year ended December 31, 2012 as compared to 2011. The improving economic environment that has benefited new vehicle sales also supported improved used vehicle demand. Used vehicle gross margins declined for the twelve months ended December 31, 2012, due to a decrease in gross profit per unit sold coupled with an increase in the sales price per unit.
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
Critical Accounting Policies and Accounting Estimates
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates. The following is a discussion of our critical accounting estimates and policies.
We have identified below what we believe to be the most pervasive accounting policies and estimates that are of particular importance to the portrayal of our financial position, results of operations and cash flows. See Note 2 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies and Estimates,” for further discussion of all our significant accounting policies and estimates.
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
We arrange financing for customers through various institutions and receive financing fees based on the difference between the loan rates charged to customers and wholesale financing rates set by the financing institution. In addition, we receive fees from the sale of insurance and vehicle service contracts to customers. Further, through agreements with certain vehicle service contract administrators, we earn volume incentive rebates and interest income on reserves, as well as participate in the underwriting profits of the products. We may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles and a reserve for future amounts which might be charged back is established based on our historical chargeback results and the termination provisions of the applicable contracts. While chargeback results vary depending on the type of contract sold, a 10% change in the historical chargeback results used in determining estimates of future amounts which might be charged back would have changed the reserve at December 31, 2013, by $2.5 million.
Inventories. New, used and demonstrator vehicle inventories are carried at the lower of specific cost or market and are removed from inventory using the specific identification method in the Consolidated Balance Sheets. Parts and accessories inventories are valued at lower of cost (determined on a first-in, first-out basis) or market in the Consolidated Balance Sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. Additionally, we receive interest assistance from some of our automobile manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on our Consolidated Balance Sheets and as a reduction to cost of sales in our Statements of Operations as the vehicles are sold. At December 31, 2013 and 2012, inventory cost had been reduced by $9.0 million and $7.8 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales was reduced by $38.5 million, $33.9 million, and $26.1 million for interest assistance received related to vehicles sold for the years ended December 31, 2013, 2012, and 2011, respectively. The assistance over the past three years has ranged from approximately 87.3% of our quarterly floorplan interest expense in the first quarter of 2013 to 115.9% for the third quarter of 2012, and was 94.4% for the fourth quarter of 2013.
As the market value of inventory typically declines over time, we establish new and used vehicle reserves based on our historical loss experience and considerations of current market trends. These reserves are charged to cost of sales and reduce the carrying value of inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which we operate is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via our used vehicle management software and the industry expertise of the responsible used vehicle manager. Valuation risk is partially mitigated, by the speed at which we turn this inventory. At December 31, 2013, our used vehicle days’ supply was 35 days.
We incur shipping costs in connection with selling the parts to customers. The cost of shipping parts is included in cost of sales on the Consolidated Statements of Operations.
Goodwill. Effective with the acquisition of UAB Motors on February 28, 2013, we added a fourth geographic region, the Brazil region, to our existing East and West regions in the U.S. and the U.K. region. We also determined that each region continues to represent a reporting unit for the purpose of assessing goodwill for impairment. Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Annually in the fourth quarter, based on the carrying values of our regions as of October 31st, we perform a fair value and potential impairment assessment of goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator).
In evaluating goodwill, we compare the carrying value of the net assets of each reporting unit to its respective fair value, which is calculated by using unobservable inputs based upon our internally developed assumptions. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, we must proceed to step two of the impairment test. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value was the purchase price in a business combination. Then we compare the value of the implied goodwill resulting from this second step to the carrying value of the goodwill in the reporting unit. To the extent the carrying value of the goodwill exceeds its implied fair value under step two of the impairment test, a non-cash impairment charge equal to the difference is recorded.
We use a combination of the discounted cash flow, or income approach (80% weighted), and the market approach (20% weighted) to determine the fair value of our reporting units. Included in the discounted cash flow are assumptions regarding revenue growth rates, future gross margins, future SG&A expenses and an estimated weighted average cost of capital ("WACC"). We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Specifically, with regards to the valuation assumptions utilized in the income approach as of October 31, 2013, we based our analysis on a recovery back to an industry sales rate of 17.0 million units by 2016. For the market approach, we utilize recent market multiples of guideline companies for both revenue (20% weighted) and pretax net income (80% weighted). Each of these assumptions requires us to use our knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for our operations. If any one of the above assumptions change or fails to materialize, the resulting decline in the estimated fair value could result in a material non-cash impairment charge to the goodwill associated with our reporting unit(s).
Intangible Franchise Rights. Our only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. We expect these franchise agreements to continue for an indefinite period and, for agreements that do not have indefinite terms, based on the history with the manufacturer we believe that renewal of these agreements can be obtained without substantial cost. As such, we believe that our franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2013 and 2012 in the accompanying Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets. In accordance with guidance primarily codified within ASC 350, Intangibles — Goodwill and Other (“ASC 350”), we evaluate these franchise rights for impairment annually in the fourth quarter, based on the carrying values of our individual dealerships as of October 31st, or more frequently if events or circumstances indicate possible impairment has occurred.
In performing our impairment assessments, we test the carrying value of each individual franchise right that was recorded by using a direct value method discounted cash flow model, or income approach, specifically the excess earnings method. Included in this analysis are assumptions, at a dealership level, regarding the cash flows directly attributable to the franchise rights, revenue growth rates, future gross margins and future SG&A expenses. Using an estimated WACC, estimated residual values at the end of the forecast period and expected future capital expenditure requirements, we calculate the fair value of each dealership’s franchise rights.
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
Income Taxes. Currently, we operate in 15 different states in the U.S., in the U.K., and in Brazil, each of which has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, our estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction. We follow the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are recorded based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Each tax position must satisfy a threshold of more-likely-than-not and a measurement attribute for some or all of the benefits of that position to be recognized in a company's financial statements. See Note 7 to our Consolidated Financial Statements, “Income Taxes,” for additional information.
We have recognized deferred tax assets, net of valuation allowances, that we believe will be realized, based primarily on the assumption of future taxable income. As it relates to net operating losses, a corresponding valuation allowance has been established to the extent that we have determined that net income attributable to certain jurisdictions will not be sufficient to realize the benefit.
Fair Value of Assets Acquired and Liabilities Assumed. The fair values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of property and equipment and intangible franchise rights, with the remaining amounts attributable to goodwill, if any. We utilize third-party experts to determine the fair values of property and equipment purchased, including real estate and our fair value model as discussed under Intangible Franchise Rights to determine the fair value of intangible franchise rights acquired.
Derivative Financial Instruments. One of our primary market risk exposures is increasing interest rates. Interest rate derivatives, designated as cash flow hedges, are used to adjust interest rate exposures when appropriate based on market conditions.
We follow the requirements of guidance primarily codified within ASC 815, Derivatives and Hedging (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires us to recognize all cash flow hedges on our Consolidated Balance Sheet at fair value. The related gains or losses on these interest rate derivatives are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in interest expense in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the accompanying Consolidated Statements of Operations. All of our interest rate hedges were designated as cash flow hedges and were deemed to be effective at December 31, 2013, 2012, and 2011.
We measure interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of our derivative instruments. In measuring fair value, we utilize the option-pricing Black-Scholes present value technique for all of our derivative instruments. This option-pricing technique utilizes a one-month London Interbank Offered Rate (“LIBOR”) forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Our fair value estimate of the interest rate derivative instruments also considers the credit risk of our instruments in a liability position or the counterparty for the instruments in an asset position. The credit risk is calculated by using the spread between the one-month LIBOR yield curve and the relevant average 10 and 20-year retail rate for BB+ S&P rated companies, or 6.8%, as of December 31, 2013. We have determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Accordingly, we have classified the derivatives within Level 2 of the ASC 820 hierarchy framework in Note 13 to our Consolidated Financial Statements, “Fair Value Measurements.” We validate the outputs of our valuation technique by comparison to valuations from the respective counterparties.
Self-Insured Medical, Property and Casualty Reserves. We purchase insurance policies for worker’s compensation, liability, auto physical damage, property, pollution, employee medical benefits and other risks consisting of large deductibles and/or self-insured retentions.

Annually we engage a third-party actuary to conduct a study of the exposures under the self-insured portion of our worker’s compensation and general liability insurance programs for all open policy years. In the interim, we review the estimates within the study and monitor actual experience for unusual variances. The appropriate adjustments are made to the accrual, based upon these procedures. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence our reserve for claims and our financial position, results of operations and cash flows. A 10% change in the actuarially determined estimate of aggregate future losses would have changed the reserve for these losses at December 31, 2013, by $2.2 million.
Our auto physical damage insurance coverage is limited and contains two layers of coverage. The first layer covers up to $10.0 million per incident with no annual maximum after consideration of our deductible. Our minimum deductible of $2.5 million per occurrence is applied against future losses until claims paid reach $15.0 million in annual aggregate at which point the deductible increases to 50% of the incurred loss in excess of the per occurrence deducible. The second layer of coverage provides for up to $50.0 million in aggregate loss coverage in excess of $20.0 million in deductibles.
For policy years ended prior to October 31, 2005, our workers’ compensation and general liability insurance coverage included aggregate retention (stop loss) limits in addition to a per claim deductible limit (“Stop Loss Plans”). Due to historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits was deemed remote, and as such, we elected not to purchase this stop loss coverage for the policy year beginning November 1, 2005 and for each subsequent year (“No Stop Loss Plans”). Our exposure per claim under the No Stop Loss Plans is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that we may incur. As of December 31, 2013, we have accrued $0.7 million and $21.3 million for our Stop Loss and No Stop Loss plans, respectively. Our maximum potential exposure under worker's compensation and general liability insurance Stop Loss Plans totaled $34.9 million at December 31, 2013, before consideration of amounts previously paid or accruals recorded related to our loss projections. After consideration of the amounts paid or accrued, the remaining potential loss exposure under the workers compensation and general liability Stop Loss Plans totaled $13.7 million at December 31, 2013.
Variable Interest Entity. In 2013, we entered into arrangements to provide a fixed-interest-rate working capital loan and various administrative services to a related-party entity that owns and operates retail automotive dealerships for a variable fee, both of which constitute variable interests in the entity. Our exposure to loss as a result of its involvement in the entity includes the balance outstanding under the loan arrangement. We hold no equity ownership interest in the entity. We have determined that the entity meets the criteria of a variable interest entity (“VIE”). The terms of the loan and services agreements provide us with the right to control the activities of the VIE that most significantly impact the VIE's economic performance, the obligation to absorb potentially significant losses of the VIE and the right to receive potentially significant benefits from the VIE. Accordingly, we qualified as the VIE's primary beneficiary and consolidated 100% of the assets and liabilities of the VIE as of December 31, 2013, as well as 100% of the results of operations of the VIE beginning on the effective date of the variable interests arrangements to December 31, 2013.

Results of Operations
The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. For example, for a dealership acquired in June 2012, the results from this dealership will appear in our Same Store comparison beginning in 2013 for the period July 2013 through December 2013, when comparing to July 2012 through December 2012 results. Depending on the periods being compared, the dealerships included in Same Store will vary. For this reason, the 2012 Same Store results that are compared to 2013 differ from those used in the comparison to 2011. Same Store results also include the activities of our corporate headquarters.
The following table summarizes our combined Same Store results for the year ended December 31, 2013 as compared to 2012 and for the year ended December 31, 2012 compared to 2011.

Total Same Store Data
(dollars in thousands, except per unit amounts

	For The Year Ended December 31,
	2013	% Change	2012	2012	% Change	2011
Revenues
New vehicle retail	$4,354,540	6.0%	$4,107,638	$3,932,266	16.3%	$3,381,216
Used vehicle retail	1,794,875	6.0%	1,693,237	1,618,272	14.8%	1,409,253
Used vehicle wholesale	276,121	0.4%	275,011	254,052	1.7%	249,693
Parts and service	902,905	7.4%	840,383	826,119	2.0%	809,632
Finance, insurance and other	286,837	14.0%	251,544	242,706	24.6%	194,775
Total revenues	$7,615,278	6.2%	$7,167,813	$6,873,415	13.7%	$6,044,569
Cost of Sales
New vehicle retail	$4,121,902	6.6%	$3,868,417	$3,708,763	16.9%	$3,172,080
Used vehicle retail	1,651,418	6.4%	1,552,222	1,483,616	15.4%	1,285,545
Used vehicle wholesale	276,615	1.6%	272,220	251,381	2.3%	245,615
Parts and service	423,023	5.8%	399,997	393,704	2.1%	385,779
Total cost of sales	6,472,958	6.2%	6,092,856	5,837,464	14.7%	5,089,019
Gross profit	$1,142,320	6.3%	$1,074,957	$1,035,951	8.4%	$955,550
Selling, general and administrative expenses	$858,367	6.2%	$808,218	$783,702	7.2%	$731,036
Depreciation and amortization expenses	$32,418	6.1%	$30,549	$29,834	10.6%	$26,966
Floorplan interest expense	$33,771	9.8%	$30,746	$29,383	6.9%	$27,486
Gross margin
New vehicle retail	5.3%		5.8%	5.7%		6.2%
Used vehicle	6.9%		7.3%	7.3%		7.7%
Parts and service	53.1%		52.4%	52.3%		52.4%
Total gross margin	15.0%		15.0%	15.1%		15.8%
SG&A as a % of gross profit	75.1%		75.2%	75.7%		76.5%
Operating margin	3.2%		3.2%	3.1%		3.2%
Finance and insurance revenues per retail unit sold	$1,345	9.0%	$1,234	$1,232	8.4%	$1,137
The discussion that follows provides explanation for the variances noted above. In addition, each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the years ended December 31, 2013, 2012, and 2011.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2013	% Change	2012	2012	% Change	2011
Retail Unit Sales
Same Stores
U.S.	119,213	4.3%	114,265	112,845	17.3%	96,188
U.K.	8,428	8.4%	7,778	5,071	(0.1)%	5,077
Total Same Stores	127,641	4.6%	122,043	117,916	16.4%	101,265
Transactions
U.S.	5,856		6,270	7,690		757
U.K.	5,271		237	2,944		—
Brazil	17,098		—	—		—
Total	155,866	21.2%	128,550	128,550	26.0%	102,022
Retail Sales Revenues
Same Stores
U.S.	$4,053,242	5.8%	$3,830,652	$3,758,003	17.2%	$3,206,211
U.K.	301,298	8.8%	276,986	174,263	(0.4)%	175,005
Total Same Stores	4,354,540	6.0%	4,107,638	3,932,266	16.3%	3,381,216
Transactions
U.S.	167,671		173,559	246,208		21,431
U.K.	140,239		9,901	112,624		—
Brazil	562,471		—	—		—
Total	$5,224,921	21.8%	$4,291,098	$4,291,098	26.1%	$3,402,647
Gross Profit
Same Stores
U.S.	$211,373	(3.0)%	$217,871	$210,384	7.2%	$196,300
U.K.	21,265	(0.4)%	21,350	13,119	2.2%	12,836
Total Same Stores	232,638	(2.8)%	239,221	223,503	6.9%	209,136
Transactions
U.S.	8,971		7,588	15,075		1,202
U.K.	7,177		630	8,861		—
Brazil	41,089		—	—		—
Total	$289,875	17.2%	$247,439	$247,439	17.6%	$210,338
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,773	(7.0)%	$1,907	$1,864	(8.7)%	$2,041
U.K.	$2,523	(8.1)%	$2,745	$2,587	2.3%	$2,528
Total Same Stores	$1,823	(7.0)%	$1,960	$1,895	(8.2)%	$2,065
Transactions
U.S.	$1,532		$1,210	$1,960		$1,588
U.K.	$1,362		$2,658	$3,010		$—
Brazil	$2,403		$—	$—		$—
Total	$1,860	(3.4)%	$1,925	$1,925	(6.6)%	$2,062
Gross Margin
Same Stores
U.S.	5.2%		5.7%	5.6%		6.1%
U.K.	7.1%		7.7%	7.5%		7.3%
Total Same Stores	5.3%		5.8%	5.7%		6.2%

Transactions
U.S.	5.4%	4.4%	6.1%	5.6%
U.K.	5.1%	6.4%	7.9%	—%
Brazil	7.3%	—%	—%	—%
Total	5.5%	5.8%	5.8%	6.2%
The following table sets forth our top ten Same Store brands, based on retail unit sales volume and the percentage changes from year to year, as well as Same Store unit sales mix:
Same Store New Vehicle Unit Sales

	For The Year Ended December 31,
	2013	% Change	2012	2012	% Change	2011
Toyota	32,262	2.3%	31,526	32,738	26.2%	25,935
Ford	12,444	10.2	11,288	10,455	18.2	8,844
Nissan	12,121	6.5	11,386	13,637	6.0	12,860
BMW	11,912	11.1	10,720	10,253	2.4	10,010
Honda	10,511	0.9	10,422	10,837	26.0	8,604
Mercedes-Benz	6,652	6.5	6,248	6,248	7.0	5,839
Lexus	5,724	8.6	5,269	5,269	19.3	4,418
Chevrolet	4,480	8.8	4,116	4,116	5.7	3,893
Volkswagen	4,278	(7.7)	4,637	2,176	13.6	1,915
Audi	3,762	9.5	3,437	730	—	730
Other	23,495	2.2	22,994	21,457	17.8	18,217
Total	127,641	4.6%	122,043	117,916	16.4%	101,265
We believe the focus that we have placed on improving our dealership sales processes, as well as the increase in overall industry sales, have contributed to increased Same Store new vehicle retail sales. Our total Same Store new vehicle retail sales revenues increased 6.0% for the year ended December 31, 2013, as compared to the same period in 2012, as a result of increased new vehicle retail unit sales of 4.3% in the U.S. and 8.4% in the U.K. New vehicle retail unit sales improved in most of our major brand offerings, highlighted by an 11.1% increase in BMW, a 10.2% growth in Ford, a 6.5% growth in Nissan and a 2.3% improvement in Toyota unit sales. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Our total Same Store new vehicle gross profit decreased 2.8% for the year ended December 31, 2013, as compared to the same period in 2012, driven by a 7.0% decline in U.S. Same Store gross profit per retail unit ("PRU") to $1,773. Competition among U.S. dealerships for new vehicle sales continued to escalate during 2013, causing downward price pressure on most of our major brands and in most of our markets. As a result, our total Same Store new vehicle gross margin for the twelve months ended December 31, 2013 declined 50 basis points to 5.3% as compared to the same period in 2012.
In 2012, our total Same Store new vehicle retail sales revenues increased 16.3%, primarily as a result of increased new vehicle retail unit sales of 16.4%, as compared to 2011. The mix shift effect on revenues from the normalization of our high volume brand inventories contributed to a decline in our total Same Store revenues PRU, which decreased 0.1% to $33,348 in 2012, as compared to 2011.
Our total Same Store new vehicle gross profit increased 6.9% for the year ended December 31, 2012, as a result of the 16.4% increase in new vehicle retail unit sales. The balancing of industry-wide inventory levels resulted in a mix shift to our high volume brands, which contributed to a decline in our total Same Store gross profit PRU by 8.2% to $1,895 for the twelve months ended December 31, 2012, as compared to the same period in 2011. As a result, our total Same Store new vehicle gross margin for 2012 declined 50 basis points to 5.7% from 2011.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the years ended December 31, 2013, 2012, and 2011 was $38.5 million, $33.9 million, and $26.1 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 87.3% in the first quarter of 2013 to 115.9% in the third quarter of 2012 and was 94.4% for the fourth quarter of 2013. The ratio for the fourth quarter of 2013 of 94.4% was 8.8 percentage points lower than the fourth quarter of 2012 primarily due to the country mix effect, since the U.K. receives a much lower rate of assistance as compared to the U.S., and Brazil does not receive this type of assistance from the manufacturers. In the U.S., manufacturer's interest assistance was 114.1% of floorplan interest expense in the fourth quarter of 2013.
We increased our new vehicle inventory levels by $269.8 million, or 30.1%, from $895.5 million as of December 31, 2012 to $1,165.3 million as of December 31, 2013, primarily in response to an improved selling environment and our recent dealership acquisitions. Our consolidated days' supply of new vehicle inventory increased to 72 days as of December 31, 2013 compared to 63 days as of December 31, 2012.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2013	% Change	2012	2012	% Change	2011
Retail Unit Sales
Same Stores
U.S.	80,434	4.2%	77,214	75,793	13.2%	66,939
U.K.	5,182	13.4%	4,570	3,302	5.5%	3,130
Total Same Stores	85,616	4.7%	81,784	79,095	12.9%	70,069
Transactions
U.S.	4,931		3,500	4,921		406
U.K.	3,927		82	1,350		—
Brazil	4,339		—	—		—
Total	98,813	15.8%	85,366	85,366	21.1%	70,475
Retail Sales Revenues
Same Stores
U.S.	$1,646,050	5.3%	$1,562,637	$1,527,975	15.2%	$1,325,918
U.K.	148,825	14.0%	130,600	90,297	8.4%	83,335
Total Same Stores	1,794,875	6.0%	1,693,237	1,618,272	14.8%	1,409,253
Transactions
U.S.	82,022		60,951	95,613		7,267
U.K.	72,765		2,730	43,033		—
Brazil	89,766		—	—		—
Total	$2,039,428	16.1%	$1,756,918	$1,756,918	24.0%	$1,416,520
Gross Profit
Same Stores
U.S.	$133,882	1.1%	$132,429	$128,228	8.0%	$118,704
U.K.	9,575	11.5%	8,586	6,428	28.5%	5,004
Total Same Stores	143,457	1.7%	141,015	134,656	8.8%	123,708
Transactions
U.S.	8,171		4,877	9,078		816
U.K.	4,876		114	2,272		—
Brazil	4,375		—	—		—
Total	$160,879	10.2%	$146,006	$146,006	17.3%	$124,524
Gross Profit per Retail
Unit Sold
Same Stores
U.S.	$1,664	(3.0)%	$1,715	$1,692	(4.6)%	$1,773
U.K.	$1,848	(1.6)%	$1,879	$1,947	21.8%	$1,599
Total Same Stores	$1,676	(2.8)%	$1,724	$1,702	(3.6)%	$1,766
Transactions
U.S.	$1,657		$1,393	$1,845		$2,010
U.K.	$1,242		$1,390	$1,683		$—
Brazil	$1,008		$—	$—		$—
Total	$1,628	(4.8)%	$1,710	$1,710	(3.2)%	$1,767
Gross Margin
Same Stores
U.S.	8.1%		8.5%	8.4%		9.0%

U.K.	6.4%	6.6%	7.1%	6.0%
Total Same Stores	8.0%	8.3%	8.3%	8.8%
Transactions
U.S.	10.0%	8.0%	9.5%	11.2%
U.K.	6.7%	4.2%	5.3%	—%
Brazil	4.9%	—%	—%	—%
Total	7.9%	8.3%	8.3%	8.8%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2013	% Change	2012	2012	% Change	2011
Wholesale Unit Sales
Same Stores
U.S.	37,614	2.8%	36,590	36,226	9.9%	32,951
U.K.	4,979	8.0%	4,610	3,096	13.4%	2,730
Total Same Stores	42,593	3.4%	41,200	39,322	10.2%	35,681
Transactions
U.S.	2,507		2,466	2,830		316
U.K.	2,756		90	1,604		—
Brazil	2,880		—	—		—
Total	50,736	16.0%	43,756	43,756	21.6%	35,997
Wholesale Sales Revenues
Same Stores
U.S.	$226,486	(0.9)%	$228,604	$223,020	0.3%	$222,458
U.K.	49,635	7.0%	46,407	31,032	13.9%	27,235
Total Same Stores	276,121	0.4%	275,011	254,052	1.7%	249,693
Transactions
U.S.	10,509		12,185	17,769		1,350
U.K.	16,442		943	16,318		—
Brazil	29,113		—	—		—
Total	$332,185	15.3%	$288,139	$288,139	14.8%	$251,043
Gross Profit
Same Stores
U.S.	$(361)	(111.6)%	$3,102	$2,913	(32.8)%	$4,333
U.K.	(133)	57.2%	(311)	(242)	5.1%	(255)
Total Same Stores	(494)	(117.7)%	2,791	2,671	(34.5)%	4,078
Transactions
U.S.	(469)		(288)	(99)		2
U.K.	(723)		(59)	(128)		—
Brazil	1,491		—	—		—
Total	$(195)	(108.0)%	$2,444	$2,444	(40.1)%	$4,080
Gross Profit per
Wholesale Unit Sold
Same Stores
U.S.	$(10)	(111.8)%	$85	$80	(38.9)%	$131
U.K.	$(27)	59.7%	$(67)	$(78)	16.1%	$(93)
Total Same Stores	$(12)	(117.6)%	$68	$68	(40.4)%	$114
Transactions
U.S.	$(187)		$(117)	$(35)		$6
U.K.	$(262)		$(656)	$(80)		$—
Brazil	$518		$—	$—		$—
Total	$(4)	(107.1)%	$56	$56	(50.4)%	$113
Gross Margin
Same Stores
U.S.	(0.2)%		1.4%	1.3%		1.9%

U.K.	(0.3)%	(0.7)%	(0.8)%	(0.9)%
Total Same Stores	(0.2)%	1.0%	1.1%	1.6%
Transactions
U.S.	(4.5)%	(2.4)%	(0.6)%	0.1%
U.K.	(4.4)%	(6.3)%	(0.8)%	—%
Brazil	5.1%	—%	—%	—%
Total	(0.1)%	0.8%	0.8%	1.6%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2013	% Change	2012	2012	% Change	2011
Used Vehicle Unit Sales
Same Stores
U.S.	118,048	3.7%	113,804	112,019	12.1%	99,890
U.K.	10,161	10.7%	9,180	6,398	9.2%	5,860
Total Same Stores	128,209	4.2%	122,984	118,417	12.0%	105,750
Transactions
U.S.	7,438		5,966	7,751		722
U.K.	6,683		172	2,954		—
Brazil	7,219		—	—		—
Total	149,549	15.8%	129,122	129,122	21.3%	106,472
Sales Revenues
Same Stores
U.S.	$1,872,536	4.5%	$1,791,241	$1,750,995	13.1%	$1,548,376
U.K.	198,460	12.1%	177,007	121,329	9.7%	110,570
Total Same Stores	2,070,996	5.2%	1,968,248	1,872,324	12.9%	1,658,946
Transactions
U.S.	92,531		73,136	113,382		8,617
U.K.	89,207		3,673	59,351		—
Brazil	118,879		—	—		—
Total	$2,371,613	16.0%	$2,045,057	$2,045,057	22.6%	$1,667,563
Gross Profit
Same Stores
U.S.	$133,521	(1.5)%	$135,531	$131,141	6.6%	$123,037
U.K.	9,442	14.1%	8,275	6,186	30.3%	4,749
Total Same Stores	142,963	(0.6)%	143,806	137,327	7.5%	127,786
Transactions
U.S.	7,702		4,589	8,979		818
U.K.	4,153		55	2,144		—
Brazil	5,866		—	—		—
Total	$160,684	8.2%	$148,450	$148,450	15.4%	$128,604
Gross Profit per Used
Vehicle Unit Sold
Same Stores
U.S.	$1,131	(5.0)%	$1,191	$1,171	(5.0)%	$1,232
U.K.	$929	3.1%	$901	$967	19.4%	$810
Total Same Stores	$1,115	(4.6)%	$1,169	$1,160	(4.0)%	$1,208
Transactions
U.S.	$1,035		$769	$1,158		$1,133
U.K.	$621		$320	$726		$—
Brazil	$813		$—	$—		$—
Total	$1,074	(6.6)%	$1,150	$1,150	(4.8)%	$1,208
Gross Margin
Same Stores
U.S.	7.1%		7.6%	7.5%		7.9%

U.K.	4.8%	4.7%	5.1%	4.3%
Total Same Stores	6.9%	7.3%	7.3%	7.7%
Transactions
U.S.	8.3%	6.3%	7.9%	9.5%
U.K.	4.7%	1.5%	3.6%	—%
Brazil	4.9%	—%	—%	—%
Total	6.8%	7.3%	7.3%	7.7%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory.
The improved U.S. economic conditions, uptick in U.S. consumer confidence, and a stronger new vehicle selling environment translated into an increase in total used vehicle demand in 2013. Coupled with our emphasis on improving our dealership sales processes, our total Same Store used vehicle retail revenues increased 6.0% for the twelve months ended December 31, 2013, as compared to 2012. This improvement reflects a 4.7% increase in total Same Store used vehicle retail unit sales and a 1.3% increase in average used vehicle retail selling price to $20,964. Our U.S. Same Store average used vehicle retail selling price increased 1.1% to $20,465, while our U.S. Same Store used vehicle retail units sold increased 4.2% for the twelve months ended December 31, 2013, as compared to 2012.
Our U.S. Same Store CPO volume decreased 1.6% to 22,372 units sold for the twelve months ended December 31, 2013, as compared to 2012. As a percentage of the U.S. Same Store used vehicle retail unit sales, CPO units declined 160 basis points to 27.8% for 2013, as compared to 2012.
In total, Same Store retail used vehicle gross profit improved 1.7%, while gross profit per retail unit decreased 2.8% to $1,676 and gross margin declined 30 points, for the twelve months ended December 31, 2013, as compared to 2012. The gross profit and gross margin declines were primarily driven by decreases in our U.S. segment where used retail vehicle gross profit per retail unit declined 3.0% and gross margins decreased 40 basis points to 8.1% in 2013 as compared to 2012.
During 2013, total Same Store wholesale used vehicle revenue increased by 0.4%, driven by an increase in U.K. Same Store wholesale used vehicle unit sales of 8.0%, as compared to the same period in 2012. This growth in the U.K. corresponds to the overall rise in new and used retail sales volume in the U.K. in 2013. Total Same Store wholesale used vehicle gross profit per unit declined $80 to a loss of $12 for the twelve months ended December 31, 2013, as compared to the same period in 2012. The profitability of our wholesale used vehicle business has been directly impacted by our continued focus on maximizing our used vehicle retail sales.
Total Same Store used vehicle retail unit sales increased 12.9% for the twelve months ended December 31, 2012, as compared to 2011. Our average used vehicle retail selling price increased by $348 to $20,460 in 2012 from 2011. These factors drove a 14.8% increase in our total Same Store used vehicle retail revenues in 2012 as compared to 2011.
Our total Same Store CPO volume increased 10.1% to 25,582 units sold for the twelve months ended December 31, 2012, as compared to 2011, corresponding to the overall increase in used vehicle retail volume. As a percentage of total Same Store used vehicle retail unit sales, CPO units declined 90 basis points to 32.3% for 2012, as compared to 2011.
During 2012, the supply of new vehicle inventory in many of the import brands improved and tightening price differences between new and used vehicles negatively impacted used vehicle retail gross profits. As a result, gross profit per used vehicle retail unit declined by 3.6% to $1,702 and our total Same Store used vehicle retail margins declined 50 basis points to 8.3% in 2012, in each case as compared to 2011.
For the twelve months ended December 31, 2012, we sold 10.2% more used vehicle wholesale units, as compared to the same period in 2011, corresponding with the improvements in new and used vehicle retail sales volumes. Our wholesale gross profit per wholesale unit declined 40.4% during 2012, to a profit of $68 per used vehicle wholesale unit and our used vehicle wholesale gross margin experienced a 50 basis-point decrease to 1.1%, in each case as compared to 2011.
We increased our used vehicle inventory levels by $47.2 million, or 25.5%, from $184.8 million as of December 31, 2012 to $232.0 million as of December 31, 2013, primarily in response to an improved selling environment and our dealership acquisitions. Our consolidated days' supply of used vehicle inventory was 35 days at December 31, 2013, which was down from 38 days at December 31, 2012.

Parts and Service Data
(dollars in thousands)

	For The Year Ended December 31,
	2013	% Change	2012	2012	% Change	2011
Parts and Service Revenues
Same Stores
U.S.	$854,736	7.4%	$795,984	$794,297	1.8%	$780,009
U.K.	48,169	8.5%	44,399	31,822	7.4%	29,623
Total Same Stores	902,905	7.4%	840,383	826,119	2.0%	809,632
Transactions
U.S.	24,215		37,980	39,667		4,187
U.K.	19,388		1,707	14,284		—
Brazil	64,177		—	—		—
Total	$1,010,685	14.8%	$880,070	$880,070	8.1%	$813,819
Gross Profit
Same Stores
U.S.	$453,846	8.8%	$416,950	$416,177	2.0%	$408,215
U.K.	26,036	11.1%	23,436	16,238	3.8%	15,638
Total Same Stores	479,882	9.0%	440,386	432,415	2.0%	423,853
Transactions
U.S.	12,593		20,283	21,056		2,069
U.K.	11,120		819	8,017		—
Brazil	27,030		—	—		—
Total	$530,625	15.0%	$461,488	$461,488	8.4%	$425,922
Gross Margin
Same Stores
U.S.	53.1%		52.4%	52.4%		52.3%
U.K.	54.1%		52.8%	51.0%		52.8%
Total Same Stores	53.1%		52.4%	52.3%		52.4%
Transactions
U.S.	52.0%		53.4%	53.1%		49.4%
U.K.	57.4%		48.0%	56.1%		—%
Brazil	42.1%		—%	—%		—%
Total	52.5%		52.4%	52.4%		52.3%
We continue to invest in our parts and service business through technology, facilities, and man power. Our total Same Store parts and service revenues increased 7.4% to $902.9 million for the year ended December 31, 2013, as compared to 2012. Our U.S. Same Store parts and service revenues also increased 7.4%, or $ 58.8 million, for the year ended December 31, 2013 as compared to 2012, driven primarily by an 11.2% increase in warranty revenues, a 16.7% increase in collision revenue, a 4.3% increase in customer-pay parts and service sales, and a 5.7% increase in wholesale parts revenue.
Our total Same Store gross profit for the year ended December 31, 2013 increased 9.0% compared to 2012. Our total Same Store parts and service gross margins increased 70 basis points for the year ended December 31, 2013, compared to 2012. The increase in gross margin was primarily due to improved profitability in our warranty and customer-pay parts and service business units, as well as a higher volume of internal work between the parts and service departments of our dealerships and the new and used vehicle departments, which was generated by improved new and used retail vehicles sales volumes.
Our total Same Store parts and service revenues increased 2.0% for the year ended December 31, 2012, as compared to 2011, driven primarily by a 2.5% increase in customer-pay parts and service sales. We also generated a 2.6% increase in wholesale parts sales and a 5.5% increase in collision revenue in 2012 as compared to 2011. These increases were partially offset by a 1.9% decrease in warranty parts and service revenues in 2012 as compared to 2011. The increase in our U.S. Same Store parts and service revenues for the year ended December 31, 2012, as compared to 2011, was primarily driven by initiatives focused on customers, products, and processes that continue to build momentum and generate results. Our Same Store wholesale parts business benefited from an increase in business with second tier collision centers and repair shops.
Our Same Store collision business increased for the year ended December 31, 2012, as compared to 2011, benefiting from improvements in our business processes, as well as the continued expansion of our collision center footprint. The decrease in our total Same Store warranty parts and service revenue for the year ended December 31, 2012, as compared to 2011, was primarily driven by the resolution of several large recall campaigns that bolstered our prior year's results. Specifically by brand, our total Same Store warranty parts and service revenues from Lexus, Ford, and BMW declined 34.1%, 10.9%, and 7.5%, respectively, for the year ended December 31, 2012, as compared to 2011, primarily due to a decline in manufacturer recall activity.
For the twelve months ended December 31, 2012, our total Same Store gross profit increased 2.0% as compared to 2011. Our total Same Store parts and service gross margins decreased 10 basis points to 52.3%, for the year ended December 31, 2012, as compared to 2011, primarily due to a mix shift away from our warranty parts and service business and towards our collision and wholesale parts businesses, which generate lower margins on a relative basis.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2013	% Change	2012	2012	% Change	2011
Retail New and Used Unit Sales
Same Stores
U.S.	199,647	4.3%	191,479	188,638	15.6%	163,127
U.K.	13,610	10.2%	12,348	8,373	2.0%	8,207
Total Same Stores	213,257	4.6%	203,827	197,011	15.0%	171,334
Transactions
U.S.	10,787		9,770	12,611		1,163
U.K.	9,198		319	4,294		—
Brazil	21,437		—	—		—
Total	254,679	19.1%	213,916	213,916	24.0%	172,497
Retail Finance Fees
Same Stores
U.S.	$94,303	13.9%	$82,772	$80,808	21.5%	$66,485
U.K.	5,720	14.2%	5,007	2,970	(1.0)%	2,999
Total Same Stores	100,023	13.9%	87,779	83,778	20.6%	69,484
Transactions
U.S.	4,260		3,351	5,315		441
U.K.	2,396		127	2,164		—
Brazil	2,525		—	—		—
Total	$109,204	19.7%	$91,257	$91,257	30.5%	$69,925
Vehicle Service Contract Fees
Same Stores
U.S.	$109,991	9.5%	$100,414	$98,742	22.6%	$80,539
U.K.	8	(81.0)%	42	(40)	35.5%	(62)
Total Same Stores	109,999	9.5%	100,456	98,702	22.6%	80,477
Transactions
U.S.	3,948		2,977	4,649		329
U.K.	203		8	90		—
Brazil	—		—	—		—
Total	$114,150	10.4%	$103,441	$103,441	28.0%	$80,806
Insurance and Other
Same Stores
U.S.	$73,091	21.5%	$60,138	$58,560	34.9%	$43,412
U.K.	3,724	17.4%	3,171	1,666	18.8%	1,402
Total Same Stores	76,815	21.3%	63,309	60,226	34.4%	44,814
Transactions
U.S.	2,816		1,806	3,384		191
U.K.	1,977		62	1,567		—
Brazil	6,400		—	—		—
Total	$88,008	35.0%	$65,177	$65,177	44.8%	$45,005
Total Finance and Insurance Revenues
Same Stores
U.S.	$277,385	14.0%	$243,324	$238,110	25.0%	$190,436

U.K.	9,452	15.0%	8,220	4,596	5.9%	4,339
Total Same Stores	286,837	14.0%	251,544	242,706	24.6%	194,775
Transactions
U.S.	11,024		8,134	13,348		961
U.K.	4,576		197	3,821		—
Brazil	8,925		—	—		—
Total	$311,362	19.8%	$259,875	$259,875	32.8%	$195,736
Finance and Insurance Revenues per Unit Sold
Same Stores
U.S.	$1,389	9.3%	$1,271	$1,262	8.1%	$1,167
U.K.	$694	4.2%	$666	$549	3.8%	$529
Total Same Stores	$1,345	9.0%	$1,234	$1,232	8.4%	$1,137
Transactions
U.S.	$1,022		$833	$1,058		$826
U.K.	$497		$618	$890		-
Brazil	$416		-	-		-
Total	$1,223		$1,215	$1,215		$1,135
Our focus on improving our finance and insurance business processes, coupled with improved retail vehicle sales volumes, continues to generate growth in finance and insurance revenues. Our total Same Store finance and insurance revenues increased by 14.0% to $286.8 million for the year ended December 31, 2013, as compared to 2012. The improvement in the U.S. was primarily driven by increase in income per contract and penetration rates from all of our major product offerings, as well as a 4.3% increase in new and used retail units. These increases more than offset an increase in our chargeback expense. As a result, our total Same Store finance and insurance revenues PRU improved 9.0% to $1,345, as compared to 2012.
Our total Same Store finance and insurance revenues increased by 24.6% to $242.7 million for the year ended December 31, 2012 as compared to 2011. This improvement was primarily driven by a 15.0% increase in total Same Store new and used unit sales to 197,011 units, along with an increase in income per contract from our finance, insurance, and other product offerings and in penetration rates for finance and vehicle service contracts of 190 basis points and 150 basis points, respectively. Income per contract from our finance product offerings increased 3.8% for the year ended December 31, 2012, as compared to 2011. These increases more than offset an increase in our chargeback expense. For the year ended December 31, 2012, our total Same Store revenues PRU improved 8.4%, or $95, to $1,232, as compared to 2011.

Selling, General and Administrative Data
(dollars in thousands)

	For The Year Ended December 31,
	2013	% Change	2012	2012	% Change	2011
Personnel
Same Stores
U.S.	$493,264	5.0%	$469,739	$463,239	8.6%	$426,470
U.K.	31,196	11.9%	27,884	18,843	1.9%	18,489
Total Same Stores	524,460	5.4%	497,623	482,082	8.3%	444,959
Transactions
U.S.	21,419		20,961	27,461		2,649
U.K.	12,435		1,427	10,468		—
Brazil	39,631		—	—		—
Total	$597,945	15.0%	$520,011	$520,011	16.2%	$447,608
Advertising
Same Stores
U.S.	$50,349	3.2%	$48,788	$48,669	7.4%	$45,299
U.K.	1,842	15.4%	1,596	965	1.0%	955
Total Same Stores	52,191	3.6%	50,384	49,634	7.3%	46,254
Transactions
U.S.	3,414		3,654	3,773		469
U.K.	1,125		109	740		—
Brazil	2,221		—	—		—
Total	$58,951	8.9%	$54,147	$54,147	15.9%	$46,723
Rent and Facility Costs
Same Stores
U.S.	$85,141	4.8%	$81,206	$82,843	(4.2)%	$86,448
U.K.	5,341	(8.4)%	5,830	3,228	0.4%	3,214
Total Same Stores	90,482	4.0%	87,036	86,071	(4.0)%	89,662
Transactions
U.S.	3,492		6,605	4,968		571
U.K.	2,821		384	2,986		—
Brazil	13,664		—	—		—
Total	$110,459	17.5%	$94,025	$94,025	4.2%	$90,233
Other SG&A
Same Stores
U.S.	$177,666	11.3%	$159,682	$157,914	10.9%	$142,364
U.K.	13,568	0.6%	13,493	8,001	2.6%	7,797
Total Same Stores	191,234	10.4%	173,175	165,915	10.5%	150,161
Transactions
U.S.	(4,470)		6,363	8,131		504
U.K.	6,450		725	6,217		—
Brazil	16,287		—	—		—
Total	$209,501	16.2%	$180,263	$180,263	19.6%	$150,665
Total SG&A
Same Stores
U.S.	$806,420	6.2%	$759,415	$752,665	7.4%	$700,581
U.K.	51,947	6.4%	48,803	31,037	1.9%	30,455

Total Same Stores	858,367	6.2%	808,218	783,702	7.2%	731,036
Transactions
U.S.	23,855		37,583	44,333		4,193
U.K.	22,831		2,645	20,411		—
Brazil	71,803		—	—		—
Total	$976,856	15.1%	$848,446	$848,446	15.4%	$735,229
Total Gross Profit
Same Stores
U.S.	$1,076,125	6.2%	$1,013,675	$995,812	8.5%	$917,988
U.K.	66,195	8.0%	61,282	40,139	6.9%	37,562
Total Same Stores	1,142,320	6.3%	1,074,957	1,035,951	8.4%	955,550
Transactions
U.S.	40,290		40,595	58,458		5,050
U.K.	27,026		1,700	22,843		—
Brazil	82,910		—	—		—
Total	$1,292,546	15.7%	$1,117,252	$1,117,252	16.3%	$960,600
SG&A as a % of Gross Profit
Same Stores
U.S.	74.9%		74.9%	75.6%		76.3%
U.K.	78.5%		79.6%	77.3%		81.1%
Total Same Stores	75.1%		75.2%	75.7%		76.5%
Transactions
U.S.	59.2%		92.6%	75.8%		83.0%
U.K.	84.5%		155.6%	89.4%		—%
Brazil	86.6%		—%	—%		—%
Total	75.6%		75.9%	75.9%		76.5%
Employees	11,500		9,300	9,300		8,300
Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel expenses and all of our advertising expenses are variable and can be adjusted in response to changing business conditions. Our total Same Store SG&A increased 6.2%, or $50.1 million, for the year ended December 31, 2013, as compared to 2012 but declined as a percent of gross profit to 75.1%. We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers in order to rationalize our cost structure.
Our total Same Store personnel costs increased for the year ended December 31, 2013, primarily as a result of commission payments generally correlating with increased vehicle sales. Our consolidated Same Store rent and facility costs increased $3.4 million, or 4.0%, to $90.5 million, while our U.S. Same Store rent and facility costs increased $3.9 million, or 4.8%, for the year ended December 31, 2013, as compared to 2012. For the year ended December 31, 2013, our total Same Store other SG&A increased 10.4%, as compared to 2012, which primarily reflected an 11.3% increase in U.S. Same Store other SG&A in 2013 as compared to 2012. The increase in the U.S. was primarily due to $12.2 million in insurance deductible charges associated with vehicle inventory and building damage from certain catastrophic events that occurred during 2013, as well as $5.2 million of costs incurred for professional advisory services associated with the acquisition of UAB Motors. Partially offsetting these expenses in 2013 were $10.2 million of net gains on the disposition of real estate and dealerships. Ongoing cost control efforts and the leverage on our cost structure that higher revenues and gross profits provide resulted in a 10 basis points improvement in our total Same Store SG&A as a percentage of gross profit for the year ended December 31, 2013, as compared to the same period in 2012, to 75.1%.
For the year ended December 31, 2012, total Same Store SG&A expenses increased by $52.7 million, or 7.2%, as compared to 2011. This increase was primarily attributable to an increase in personnel costs coupled with charges for accrual adjustments that were primarily related to adverse development in our workers' compensation claims. Our total Same Store advertising expenses increased by 7.3%, or $3.4 million, for the year ended December 31, 2012, as compared to 2011, primarily corresponding with our efforts to stimulate new and used vehicle sales, as well as parts and service activity. For the year ended December 31, 2012, our total Same Store rent and facility costs decreased $3.6 million, or 4.0%, to $86.1 million, while our U.S. Same Store rent and facility costs decreased $3.6 million, or 4.2%, as compared to 2011. The decreases were primarily a result of our purchase of real estate associated with existing dealerships, which served to reduce our rent expense. The results for the year ended December 31, 2012 included an aggregate of $0.8 million in charges for the portion of our insurance deductibles associated with the property damaged in the Oklahoma hail storm during the second quarter 2012, Hurricane Isaac during the third quarter 2012 and Hurricane Sandy during the fourth quarter of 2012. Our Same Store other SG&A increased 10.5%, or $15.8 million, for the year ended December 31, 2012 as compared to 2011, primarily as result of increases in areas that traditionally trend with sales volume, coupled with an aggregate of $4.3 million in charges for the portion of our insurance deductibles associated with damaged vehicle inventory and other expenses in the Oklahoma City hail storm during the second quarter 2012, Hurricane Isaac during the third quarter and Hurricane Sandy in the fourth quarter. Additionally, the Same Store other SG&A in 2012 reflected deal costs of $1.8 million related to the acquisition of UAB Motors. Our total Same Store gross profit improved 8.4% to $1,036.0 million and, as a result, our total Same Store SG&A percentage of gross profit decreased 80 basis points to 75.7% for the year ended December 31, 2012, as compared to 2011.
Depreciation and Amortization Data
(dollars in thousands)

	For The Year Ended December 31,
	2013	% Change	2012	2012	% Change	2011
Same Stores
U.S.	$30,565	8.5%	$28,178	$27,910	12.1%	$24,902
U.K.	1,853	(21.8)%	2,371	1,924	(6.8)%	2,064
Total Same Stores	32,418	6.1%	30,549	29,834	10.6%	26,966
Transactions
U.S.	1,106		959	1,227		97
U.K.	720		26	473		—
Brazil	1,582		—	—		—
Total	$35,826	13.6%	$31,534	$31,534	16.5%	$27,063
Our total Same Store depreciation and amortization expense increased 6.1% and 10.6% for the years ended December 31, 2013 and 2012, respectively, as compared to the respective prior year period, we continue to strategically add dealership related real estate to our portfolio and make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our original equipment manufacturer partners to maximize the return on our investments.
Impairment of Assets
We perform an annual review of the fair value of our goodwill and indefinite-lived intangible assets during the fourth quarter. We also perform interim reviews for impairment when evidence exists that the carrying value of such assets may not be recoverable. We did not identify an impairment of our recorded goodwill in 2013, 2012 or 2011.
In 2013 and 2012, we noted impairment indicators relative to intangible franchise rights with our existing dealership facilities. As a result, we recognized $5.4 million and $7.0 million, respectively, in pre-tax non-cash asset impairment charges. For long-lived assets, we review for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. We noted evidence that certain long-lived assets associated with our existing dealership facilities had a carrying value which may not be realized. As a result, we recognized $1.1 million and $0.3 million in pre-tax non-cash asset impairment charges in 2013 and 2012, respectively. We did not identify an impairment of recorded intangible franchise rights in 2011.
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

Floorplan Interest Expense
(dollars in thousands)

	For The Year Ended December 31,
	2013	% Change	2012	2012	% Change	2011
Same Stores
U.S.	$32,652	9.7%	$29,756	$29,011	7.3%	$27,043
U.K.	1,119	13.0%	990	372	(16.0)%	443
Total Same Stores	33,771	9.8%	30,746	29,383	6.9%	27,486
Transactions
U.S.	1,137		980	1,725		201
U.K.	470		70	688		—
Brazil	6,289		—	—		—
Total	$41,667	31.0%	$31,796	$31,796	14.8%	$27,687
Memo:
Manufacturer’s assistance	$38,543	13.6%	$33,915	$33,915	29.7%	$26,144
Our floorplan interest expense fluctuates with changes in borrowings outstanding and interest rates, which are based on one-month LIBOR (or Prime rate in some cases) in the U.S. and U.K. and a benchmark rate plus a spread in Brazil. To mitigate the impact of U.S. interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the U.S. variable interest rate debt.
As of December 31, 2013, we had effective interest rate swaps with an aggregate notional amount of $450.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.6%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Our total Same Store floorplan interest expense increased 9.8%, or $3.0 million, for the year ended December 31, 2013, as compared to 2012. This increase primarily reflects growth in our weighted average floorplan borrowings outstanding in the U.S. of $236.4 million for the year ended December 31, 2013, which was necessary to support the growth in inventory that occurred in response to the improved selling environment.
Our total Same Store floorplan interest expense increased 6.9%, or $1.9 million, for the year ended December 31, 2012 as compared to 2011. This increase primarily reflects growth in our weighted average floorplan borrowings outstanding between the respective periods of $147.4 million, primarily explained by the normalization of our import brand inventories.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt and our other long-term debt, partially offset by interest income. For the twelve months ended December 31, 2013, other interest expense increased $1.5 million, or 4.0%, to $39.0 million, as compared to the same period in 2012. This increase was primarily attributable to additional real estate financing, including mortgage borrowings related to dealership acquisitions during 2013.
For the year ended December 31, 2012, other interest expense increased $3.7 million, or 11.1%, to $37.5 million, as compared to 2011, primarily attributable to additional borrowings used to finance real estate purchases.
Included in other interest expense for the years ended December 31, 2013, 2012, and 2011 is non-cash, discount amortization expense of $10.8 million, $9.9 million, and $9.1 million, respectively, representing the impact of the accounting for convertible debt as required by ASC 470. Based on the principal amount of 2.25% Notes and 3.00% Notes outstanding as of December 31, 2013, we anticipate that the ongoing non-cash discount amortization expense related to the convertible debt instruments will average $13.5 million annually through mid-2016, the point at which the 2.25% Note holders can first require us to redeem the 2.25% Notes, and then will average $4.8 million annually through the first quarter of 2020.
Provision for Income Taxes
For the year ended December 31, 2013, we recorded a tax provision of $77.9 million. The 2013 effective tax rate of 40.6% differed from the 2012 effective tax rate of 37.7% primarily due to valuation allowances recognized on certain foreign company deferred tax assets, non-deductible goodwill from the disposition of certain domestic dealerships and non-deductible transaction costs related to foreign acquisitions as well as the changes in certain tax laws and rates, and the change in the mix of our pretax income from the taxable jurisdictions in which we operate.
For the year ended December 31, 2012, we recorded a tax provision of $60.5 million. The 2012 effective tax rate of 37.7% differed from the 2011 effective tax rate of 37.6% primarily due to the changes in certain state tax laws and rates, and the change in the mix of our pretax income from the taxable state jurisdictions in which we operate.
We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income. We expect our effective tax rate in 2014 will be approximately 39.0%.
As of December 31, 2013, we had net deferred tax liabilities totaling $130.1 million relating to the differences between the financial reporting and tax basis of assets and liabilities, some of which are expected to reverse in the future. This includes $141.4 million of deferred tax liabilities relating to intangibles for goodwill and franchise rights that are deductible for tax purposes that will not reverse unless the related intangibles are disposed, as well as $43.5 million of deferred tax assets relating to loss reserves and accruals, and $28.3 million of valuation allowances on deferred tax assets. Refer to Note 7 to our Consolidated Financial Statements for more details.

Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital and dealership and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for 2014. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2014 change, we may need to access the private or public capital markets to obtain additional funding.
Cash on Hand. As of December 31, 2013, our total cash on hand was $20.2 million. Included in cash on hand are balances from various investments in marketable and debt securities, such as money market accounts and variable-rate demand obligations with manufacturer-affiliated finance companies, which have maturities of less than three months or are redeemable on demand by us. The balance of cash on hand excludes $56.2 million of immediately available funds used to pay down our Floorplan Line. We use the pay down of our Floorplan Line as a channel for the short-term investment of excess cash.
Cash Flows. With respect to all new vehicle floorplan borrowings in the normal course of business, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from us. With respect to borrowings for used vehicle financing, we finance up to 80% of the value of our used vehicle inventory in the U.S., and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity in our adjusted operating cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
Because the majority of our dealership acquisitions and dispositions are negotiated as asset purchases, we do not assume transfer of liabilities for floorplan financing in the execution of the transactions. Therefore, borrowings and repayments of all floorplan financing associated with dealership acquisition and disposition are characterized as either operating or financing activities in our statement of cash flows presented in conformity with U.S. GAAP, depending on the relationship described above. However, the floorplan financing activity is so closely related to the inventory acquisition process that we believe the presentation of all acquisition and disposition related floorplan financing activities should be classified as investing activity to correspond with the associated inventory activity, and we have made such adjustments in our adjusted operating cash flow presentations.
The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows on an adjusted, non-GAAP basis. For further explanation and reconciliation to the most directly comparable measures see "Non-GAAP Financial Measures" below.

	For the Year Ended December 31,
	2013	2012	2011
		(In thousands)
Adjusted net cash provided by operating activities	$202,823	$159,194	$152,254
Adjusted net cash used in investing activities	(249,516)	(208,959)	(137,201)
Adjusted net cash provided by (used in) financing activities	66,404	40,808	(19,861)
Effect of exchange rate changes on cash	(4,146)	(1,288)	(140)
Net increase (decrease) in cash and cash equivalents	$15,565	$(10,245)	$(4,948)
Sources and Uses of Liquidity from Operating Activities
For the year ended December 31, 2013, we generated $205.0 million in adjusted net cash flow from operating activities, primarily consisting of $114.0 million in net income, as well as non-cash adjustments related to depreciation and amortization of $35.8 million, deferred income taxes of $22.4 million, amortization of debt discounts and debt issue costs of $13.9 million, stock-based compensation of $13.9 million, asset impairments of $6.5 million and an $8.8 million adjusted net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash outflows of $241.9 million from increases in inventory, $19.0 million from increases of vehicle receivables and contracts-in-transit and $9.5 million from an increase in accounts and notes receivables, which were more than offset by cash inflows of $233.7 million from the adjusted net increase in floorplan borrowings, $43.3 million provided by increases in accounts payable and accrued expenses, and $1.9 million from a decrease in prepaid expenses and other assets. The adjusted net cash flow from operating activities excludes $11.0 million of net gains from the disposition of assets.
For the year ended December 31, 2012, we generated $159.2 million in adjusted net cash flow from operating activities, primarily consisting of $100.2 million in net income, as well as non-cash adjustments related to depreciation and amortization of $31.5 million, deferred income taxes of $13.3 million, amortization of debt discounts and debt issue costs of $13.0 million, stock-based compensation of $11.9 million, and asset impairments of $7.3 million, partially offset by a $14.2 million adjusted net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash outflows of $278.2 million from increases in inventory, $29.1 million from increases of vehicle receivables and contracts-in-transit and $6.8 million from an increase in accounts and notes receivables, partially offset by cash inflows of $267.8 million from the adjusted net increase in floorplan borrowings, $29.9 million provided by increases in accounts payable and accrued expenses, and $2.4 million from a decrease in prepaid expenses and other assets. The adjusted net cash flow from operating activities excludes $4.9 million of net gains from the disposition of assets.
For the year ended December 31, 2011, we generated $152.3 million in adjusted net cash flow from operating activities, primarily consisting of $82.4 million in net income, non-cash adjustments related to depreciation and amortization of $27.1 million, deferred income taxes of $24.8 million, amortization of debt discounts and debt issue costs of $12.0 million, stock-based compensation of $10.9 million, and asset impairments of $4.8 million, partially offset by a $9.1 million adjusted net change in operating assets and liabilities. Included in the adjusted net change in operating assets and liabilities are cash outflows of $53.8 million from increases of vehicle receivables and contracts-in-transit, $17.9 million from an increase in accounts and notes receivables, $11.2 million from an increase in prepaid expenses and other assets, and $7.4 million due to increases in inventory levels, partially offset by cash inflows of $77.0 million from increases in accounts payable and accrued expenses and $5.7 million from the adjusted net increase in floorplan borrowings.
Working Capital. At December 31, 2013, we had working capital of $102.8 million. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 80% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During 2013, we used $251.7 million in adjusted net cash flow for investing activities, consisting primarily of $205.3 million of adjusted cash flows related to acquisitions. We also used $105.1 million during 2013 primarily for purchases of property and equipment to construct new and improve existing facilities, consisting of $38.8 million for real estate to be used for existing dealership operations and $69.2 million for capital expenditures. These cash outflows were partially offset by $56.8 million in adjusted proceeds from the sale of franchises, property and equipment during 2013.
During 2012, we used $209.0 million in adjusted net cash flow for investing activities, consisting primarily of $144.4 million of adjusted cash flows related to acquisitions. We also used $88.5 million during 2012 primarily for purchases of property and equipment to construct new and improve existing facilities, consisting of $26.5 million for real estate to be used for existing dealership operations and $62.0 million for capital expenditures. These cash outflows were partially offset by $21.1 million in adjusted proceeds from the sale of franchises, property and equipment during 2012, primarily related to the disposition of one Mazda and two Nissan dealerships in the U.S.
During 2011, we used $137.2 million in adjusted net cash flow for investing activities, consisting primarily of $83.9 million of adjusted cash flows related to acquisitions. We also used $60.6 million during 2011 primarily for purchases of property and equipment to construct new and improve existing facilities, consisting of $26.7 million for real estate to be used for existing dealership operations and $40.1 million for capital expenditures. These cash outflows were partially offset by $5.9 million in adjusted proceeds from the sale of property and equipment during 2011.
Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for 2014 to be no more than $95.0 million, which could generally be funded from excess cash.
Acquisitions. In 2013, we acquired 38 franchises with expected annual revenues, estimated at the time of acquisition, of $1,317.0 million.
In 2012, we acquired 16 franchises with expected annual revenues, estimated at the time of acquisition, of $715.0 million.
In 2011, we acquired 14 franchises and were awarded three franchises with total expected annual revenues of $563.0 million, estimated at the time of acquisition.
We purchase businesses based on expected return on investment. In general, the purchase price, excluding real estate and floorplan liabilities, is approximately 15% to 20% of the annual revenue. Cash needed to complete our acquisitions came from excess working capital, operating cash flows of our dealerships and borrowings under our floorplan facilities, Real Estate Credit Facility, term loans and our Acquisition Line. The acquisition of UAB Motors was primarily funded by the issuance of common stock.
Dispositions. In 2013, we sold six dealerships and one franchise in the U.S. with estimated annual revenues of approximately $318.9 million. Gross consideration received for these dispositions was $97.5 million.
During 2012, the Company terminated two franchises and sold three dealerships in the U.S. The company also closed one dealership in the U.K. Gross consideration received for these dispositions was $33.7 million. Total estimated annual revenues for all were $127.9 million.
Sources and Uses of Liquidity from Financing Activities
During 2013, we generated $66.4 million in adjusted net cash flow from financing activities, primarily related to borrowings of $85.3 million of real estate and other debt, $60.0 million cash inflow related to borrowings on the Acquisition Line, and $56.1 million from a decrease in our floorplan offset account. These cash inflows were partially offset by cash outflows of $3.6 million used to repurchase 55,655 shares of our common stock during the fourth quarter of 2013, $15.8 million used for dividend payments, and $116.7 million used for principal payments of real estate and other debt.
During 2012, we generated $40.8 million in adjusted net cash flow from financing activities, primarily related to borrowings of $89.0 million of real estate and other debt. These cash inflows were partially offset by cash outflows of $11.3 million used to repurchase shares of our common stock during the second and third quarters of 2012, $13.4 million used for dividend payments, $20.0 million used for principal payments of real estate and other long-term debt and $3.1 million from a net decrease in our floorplan offset account.
During 2011, we used $19.9 million in adjusted net cash flow for financing activities, primarily related to $50.8 million used to repurchase shares of our common stock during the second and third quarter of 2011, $11.2 million used for dividend payments, and $11.1 million used for principal payments of real estate and other debt. These cash outflows were partially offset by a net cash inflow of $20.0 million due to a decrease in our floorplan offset account and borrowings of $32.7 million related to real estate and other debt.
Credit Facilities. Our various credit facilities are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
Revolving Credit Facility. On June 20, 2013 we amended our Revolving Credit Facility principally to increase the total borrowing capacity from $1.35 billion to $1.7 billion and to extend the term from an expiration date of June 1, 2016 to June 20, 2018. The Revolving Credit Facility, which is comprised of 25 financial institutions, including six manufacturer-affiliated finance companies, consists of two tranches, providing a maximum of $1.6 billion for U.S. vehicle inventory floorplan financing, as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions. The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $1.95 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the one-month LIBOR plus 125 basis points for new vehicle inventory and the one-month LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points for borrowings in U.S. dollars and 150 to 250 basis points on borrowings in euros or pound sterling, depending on our total adjusted leverage ratio. The Floorplan Line also requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line also requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on our total adjusted leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings.
As of December 31, 2013, after considering outstanding balances, we had $311.2 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $311.2 million available borrowings under the Floorplan Line was $56.2 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.4% and 1.7% as of December 31, 2013 and 2012, respectively, excluding the impact of our interest rate swaps. After considering $60.0 million in borrowings outstanding as of December 31, 2013, $32.0 million and $29.3 million of outstanding letters of credit as of December 31, 2013 and 2012, respectively, and other factors included in our available borrowing base calculation, there was $228.0 million and $220.7 million of available borrowing capacity under the Acquisition Line as of December 31, 2013 and 2012, respectively. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.
All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments are limited to the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases. For purposes of the calculation of the Restricted Payment Basket calculation, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of December 31, 2013, the Restricted Payment Basket totaled $164.0 million. As of December 31, 2013, we were in compliance with all our financial covenants, including:

	As of December 31, 2013
	Required	Actual
Senior Secured Adjusted Leverage Ratio	< 3.75	2.12
Total Adjusted Leverage Ratio	< 5.50	3.21
Fixed Charge Coverage Ratio	> 1.35	2.19
Based upon our current five year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our FMCC Facility provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $200.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of December 31, 2013, we had an outstanding balance of $191.0 million under the FMCC Facility, with an available floorplan borrowing capacity of $9.0 million. During the fourth quarter of 2013, the Prime rate floor of 3.5% was eliminated, thus this facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. As of December 31, 2013 and 2012, the interest rate on the FMCC Facility was 4.75% and 5.25%, respectively, before considering the applicable incentives.
Other Credit Facilities. We have credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are denominated in pound sterling and are evergreen arrangements that may be canceled with notice by either party and bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.09% to 3.95%, as of December 31, 2013.
We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our operations in Brazil. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 14.3% to 18.3% as of December 31, 2013.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of December 31, 2013, the interest rate charged on borrowings related to our rental vehicle fleet varied up to 4.75%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time. The following table summarizes the position of our U.S. credit facilities as of December 31, 2013:

	As of December 31, 2013
U.S. Credit Facilities	Total Commitment	Outstanding	Available
	(In thousands)
Floorplan Line(1)	$1,380,000	$1,068,832	$311,168
Acquisition Line(2)	320,000	91,960	228,040
Total Revolving Credit Facility	1,700,000	1,160,792	539,208
FMCC Facility	200,000	190,954	9,046
Total U.S. Credit Facilities(3)	$1,900,000	$1,351,746	$548,254

(1)	The available balance as of December 31, 2013 includes $56.2 million of immediately available funds.

(2)	The outstanding balance of $92.0 million is related to outstanding letters of credit of $32.0 million and $60.0 million in borrowings as of December 31, 2013.

(3)
The outstanding balance excludes $173.7 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

For a more detailed discussion of our credit facilities existing as of December 31, 2013, please see Note 11 to our Consolidated Financial Statements, “Credit Facilities.”
3.00% Notes. In March 2010, we issued $100.0 million aggregate principal amount of 3.00% Notes at par in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On April 1, 2010, the underwriters of the 3.00% Notes exercised their full over-allotment option, and we issued an additional $15.0 million aggregate principal amount of 3.00% Notes. The 3.00% Notes bear interest at a rate of 3.00% per annum until maturity. Interest is payable semiannually, in arrears, in cash on March 15 and September 15 of each year. If and when the 3.00% Notes are converted, we will pay cash for the principal amount of each Note and, if applicable, shares of common stock based on a daily conversion value calculated on a proportionate basis for each volume weighted average price (“VWAP”) trading day (as defined in the indenture governing the 3.00% Notes (“3.00% Notes Indenture”)) in the relevant 25 VWAP trading day observation period. In general, as described more fully in the indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of our common stock. The 3.00% Notes mature on March 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date.
We may not redeem the 3.00% Notes prior to the maturity date. Holders of the 3.00% Notes may require us to repurchase all or a portion of the 3.00% Notes on or after September 15, 2019. If we experience specified types of fundamental changes, as defined in the 3.00% Notes Indenture, holders of 3.00% Notes may require us to repurchase the 3.00% Notes. Any repurchase of the 3.00% Notes pursuant to this provision will be for cash at a price equal to 100% of the principal amount of the 3.00% Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the purchase date.
The holders of the 3.00% Notes could convert their notes in connection with a change in control, or in the event that our common stock ceases to be listed, as defined in the 3.00% Notes Indenture, and may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, if one of these events were to occur, the holders of the 3.00% Notes may require us to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 3.00% Notes, plus accrued and unpaid interest, if any.
The initial conversion rate for the 3.00% Notes was 25.899 shares of common stock per $1,000 principal amount of 3.00% Notes, which was equivalent to an initial conversion price of $38.61 per share. As of December 31, 2013, the conversion rate was 26.809 shares of common stock per $1,000 principal amount of 3.00% Notes, equivalent to a per share stock price of $37.30, which was adjusted as the result of our decision to pay cash dividends in 2013. If any cash dividend or distribution is made to all, or substantially all, holders of our common stock in the future, the conversion rate will be further adjusted based on the formula defined in the 3.00% Notes Indenture.
The 3.00% Notes are convertible into cash and, if applicable, common stock based on the then-applicable conversion rate under the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $48.49 as of December 31, 2013) ("3.00% Stock Price Trigger"); (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 3.00% Notes for each day of the ten day trading period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 3.00% Notes on that day; and (3) upon the occurrence of specified corporate transactions set forth in the 3.00% Notes Indenture. Upon conversion, a holder will receive an amount in cash and, if applicable, shares of our common stock, determined in the manner set forth in the 3.00% Notes Indenture.
As a result of the 3.00% Stock Price Trigger as of December 31, 2013, the 3.00% Notes are convertible at the option of the holders during the three months ending March 31, 2014. As such, we reclassified the redeemable equity portion of the 3.00% Notes to temporary equity from the additional paid-in capital component of permanent equity on the Consolidated Balance Sheet as of December 31, 2013. The combination of the debt portion and temporary equity portion represents the aggregate principal obligation of the 3.00% Notes redeemable at the option of the holders as of December 31, 2013. Based on our intent and ability to refinance any conversion with existing capacity under other long-term debt arrangements, the aggregate principal obligation of the 3.00% Notes was classified outside of current liabilities in our Consolidated Balance Sheet. The if-converted value of the 3.00% Notes exceeded the principal amount of the 3.00% Notes by $104.0 million as of December 31, 2013.
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
2.25% Notes. On June 26, 2006, we issued $287.5 million aggregate principal amount of the 2.25% Notes at par in a private offering to qualified institutional buyers under Rule 144A under the Securities Act. The 2.25% Notes bear interest at a rate of 2.25% per year until June 15, 2016, and at a rate of 2.00% per year thereafter. Interest on the 2.25% Notes is payable semiannually, in arrears, in cash on June 15 and December 15 of each year. The 2.25% Notes mature on June 15, 2036, unless earlier converted, redeemed or repurchased. To date, we have redeemed $104.7 million par value of outstanding 2.25% Notes.
We may redeem all or part of the 2.25% Notes if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date on which we mail the redemption notice. On or after June 15, 2016, we may redeem all or part of the 2.25% Notes at any time. Any redemption of the 2.25% Notes will be for cash at 100% of the principal amount of the 2.25% Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Holders of the 2.25% Notes may require us to repurchase all or a portion of the 2.25% Notes on each of June 15, 2016 and June 15, 2026. In addition, if we experience specified types of fundamental changes including a change in control or the delisting of the company's common stock, holders of the 2.25% Notes may require us to repurchase the 2.25% Notes. Any repurchase of the 2.25% Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 2.25% Notes to be repurchased plus any accrued and unpaid interest to, but excluding, the purchase date.
The 2.25% Notes are convertible into cash and, if applicable, common stock based on the then-applicable conversion rate under the following circumstances: (a) during any calendar quarter (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or more than 130% of the applicable conversion price per share (or $77.12 as of December 31, 2013); (b) during the five business day period after any ten consecutive trading day period in which the trading price per 2.25% Note for each day of the ten day trading period was less than 98% of the product of the closing sale price of our common stock and the conversion rate of the 2.25% Notes on that day; and (c) upon the occurrence of specified corporate transactions set forth in the indenture governing the 2.25% Notes (the "2.25% Notes Indenture") In general, as described more fully in the 2.25% Notes Indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of our common stock. In addition, the holders of the 2.25% Notes who convert their notes in connection with a change in control, or in the event that our common stock ceases to be listed, as defined in the 2.25% Notes Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. The if-converted value of the 2.25% Notes exceeded the principal amount of the 2.25% Notes by $36.0 million as of December 31, 2013. None of the conversion features of our 2.25% Notes were triggered in 2013.
The initial conversion rate for the 2.25% Notes was 16.827 shares of common stock per $1,000 principal amount of 2.25% Notes, which was equivalent to an initial conversion price of $59.43 per share. As of December 31, 2013, the conversion rate was 16.858 shares of common stock per $1,000 principal amount of 3.00% Notes, equivalent to a per share stock price of $59.32, which was adjusted as the result of our decision to pay cash dividends in excess of $0.14 per share in 2013. If any cash dividend or distribution in excess of $0.14 per share is made to all, or substantially all, holders of our common stock in the future, the conversion rate will be adjusted based on the formula defined in the 2.25% Notes Indenture.
Underwriter’s fees, originally recorded as a reduction of the 2.25% Notes balance, totaled $6.4 million and are being amortized over a period of ten years (the point at which the holders can first require us to redeem the 2.25%Notes). The amount to be amortized each period is calculated using the effective interest method. Debt issuance costs, originally recorded in Other Assets on our Consolidated Balance Sheets, totaled $0.3 million and are also being amortized over a period of ten years using the effective interest method.
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
Real Estate Credit Facility. The Real Estate Credit Facility provides the right to expand to $99.1 million of term loans, of which $74.1 million has been used as of December 31, 2013. The term loans can be expanded provided that (a) no default or event of default exists under the Real Estate Credit Facility, (b) we obtain commitments from the lenders who would qualify as assignees for such increased amounts, and (c) certain other agreed upon terms and conditions have been satisfied. The Real Estate Credit Facility is guaranteed by us and essentially all of our existing and future direct and indirect domestic subsidiaries. Each loan is secured by the relevant real property (and improvements related thereto) that is mortgaged under the Real Estate Credit Facility.
The interest rate is equal to (a) the per annum rate equal to one-month LIBOR plus 2.00% per annum, determined on the first day of each month, or (b) 0.95% per annum in excess of the higher of (i) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (ii) the Federal Funds Rate adjusted daily, plus 0.5% or (iii) the per annum rate equal to one-month LIBOR plus 1.05% per annum. The Federal Funds Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.
We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and are required to repay the aggregate principal amount outstanding on the maturity dates, from December 29, 2015 through February 27, 2017. During the year ended December 31, 2013, we borrowed an additional $19.6 million and made principal payments on outstanding borrowings of $8.6 million from the Real Estate Credit Facility. As of December 31, 2013, borrowings outstanding under the Real Estate Credit Facility totaled $67.7 million, with $3.4 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.
The Real Estate Credit Facility also contains usual and customary provisions limiting our ability to engage in certain transactions, including limitations on our ability to incur additional debt, additional liens, make investments, and pay distributions to our stockholders. In addition, the Real Estate Credit Facility requires certain financial covenants that are identical to those contained in our Revolving Credit Facility.
Real Estate Related Debt. We have entered into separate term mortgage loans with four of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation, Mercedes-Benz Financial Services USA, LLC, BMW Financial Services NA, LLC, FMCC and several third party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens, on the relevant real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.67% and 9.00%, and at variable indexed rates plus between 1.95% and 3.35% per annum. As of December 31, 2013, the aggregate outstanding balance under these Real Estate Notes was $274.8 million, with 27.1 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.
We also entered into separate term mortgage loans in the U.K. with another third-party financial institution which are secured by our U.K. subsidiary properties. These mortgage loans (collectively, “Foreign Notes”) are being repaid in monthly installments that began in July 1998 and mature by November 2022. As of December 31, 2013, borrowings under the Foreign Notes totaled $37.7 million, with $10.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
Purchase of Convertible Note Hedge. In connection with the issuance of the 3.00% Notes during 2010, we purchased ten-year call options on our common stock (“3.00% Purchased Options”). The total cost of the 3.00% Purchased Options was $45.9 million. The future income-tax deductions relating to the cost of the 3.00% Purchased Options will result in a tax benefit of approximately $17.2 million. The 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes. Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, we have the right to receive a total of 3.1 million shares of our common stock at the conversion price then in effect. The exercise price is subject to certain adjustments that mirror the adjustments to the conversion price of the 3.00% Notes (including payment of cash dividends). As of December 31, 2013, the conversion price was $37.30.
In addition to the purchase of the 3.00% Purchased Options, we sold warrants in separate transactions (“3.00% Warrants”). These 3.00% Warrants have a ten-year term and enable the holders to acquire shares of our common stock from us. The 3.00% Warrants are exercisable for a total of 3.1 million shares of our common stock at the conversion price then in effect. The exercise price is subject to adjustment for quarterly dividends, liquidation, bankruptcy, or a change in control of us and other conditions, including a failure by us to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of our common stock that could be required to be issued under the 3.00% Warrants is 5.5 million shares. On exercise of the 3.00% Warrants, we will settle the difference between the then market price and the strike price of the 3.00% Warrants in shares of our common stock. The proceeds from the sale of the 3.00% Warrants were $29.3 million. As a result of our decision to pay cash dividends in 2013, the exercise price of the 3.00% Warrants was $54.81 as of December 31, 2013. If any cash dividend or distribution is made to all, or substantially all, holders of our common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.
The 3.00% Purchased Options and 3.00% Warrant transactions were designed to increase the conversion price per share of our common stock, and therefore, mitigate the potential dilution of our common stock upon conversion of the 3.00% Notes, if any. As of December 31, 2013, the impact of the 3.00% Purchased Options and 3.00% Warrants increased the conversion price of our common stock from $37.30 to $54.81

No shares of our common stock have been issued or received under the 3.00% Purchased Options or the 3.00% Warrants. For diluted earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants as depicted in the table below under the heading “Potential Dilutive Shares.” Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, for diluted earnings-per-share calculation purposes, we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. Based on the outstanding principal amount of our 3.00% Notes of $115.0 million at December 31, 2013, changes in the average price of our common stock impacted the share settlement of the 3.00% Notes, the 3.00% Purchased Options and the 3.00% Warrants as illustrated below:

Company Stock Price	Net Shares Issuable Under the 3.00% Notes	Share Entitlement Under the 3.00% Purchased Options	Shares Issuable Under the 3.00% Warrants	Net Issuable Shares	Potential Dilutive Shares
		(Shares in thousands)
$37.50	3,083	16	(16)	—	16
$40.00	3,083	208	(208)	—	208
$42.50	3,083	377	(377)	—	377
$45.00	3,083	527	(527)	—	527
$47.50	3,083	662	(662)	—	662
$50.00	3,083	783	(783)	—	783
$52.50	3,083	893	(893)	—	893
$55.00	3,083	992	(992)	11	1,003
$57.50	3,083	1,083	(1,083)	144	1,227
$60.00	3,083	1,166	(1,166)	267	1,433
$62.50	3,083	1,243	(1,243)	379	1,622
$65.00	3,083	1,314	(1,314)	483	1,797
$67.50	3,083	1,379	(1,379)	580	1,959
$70.00	3,083	1,440	(1,440)	669	2,109
$72.50	3,083	1,497	(1,497)	752	2,249
$75.00	3,083	1,550	(1,550)	830	2,380
$77.50	3,083	1,599	(1,599)	903	2,502
$80.00	3,083	1,646	(1,646)	971	2,617
$82.50	3,083	1,689	(1,689)	1,035	2,724
$85.00	3,083	1,730	(1,730)	1,095	2,825
$87.50	3,083	1,769	(1,769)	1,152	2,921
$90.00	3,083	1,805	(1,805)	1,205	3,010
$92.50	3,083	1,840	(1,840)	1,256	3,096
$95.00	3,083	1,873	(1,873)	1,304	3,177
$97.50	3,083	1,904	(1,904)	1,350	3,254
$100.00	3,083	1,933	(1,933)	1,393	3,326
In connection with the issuance of the 2.25% Notes in 2006, we purchased ten-year call options on our common stock (“2.25% Purchased Options”). Under the terms of the 2.25% Purchased Options, which become exercisable upon conversion of the 2.25% Notes, we have the right to receive a total of approximately 3.1 million shares of our common stock at a conversion price of $59.32 per share as of December 31, 2013, subject to adjustment for quarterly dividends in excess of $0.14 per common share. Subject to these adjustments, the maximum amount of shares of our common stock that could be required to be issued under the 2.25% Warrants is 6.2 million shares. The total cost of the 2.25% Purchased Options was $116.3 million. The cost of the 2.25% Purchased Options results in future income-tax deductions that we expect will total approximately $43.6 million.
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
No shares of our common stock have been issued or received under the 2.25% Purchased Options or the 2.25% Warrants. For diluted earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the 2.25% Warrants as depicted in the table below under the heading "Potential Dilutive Shares." Although the 2.25% Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, for diluted earnings-per-share calculations purposes, we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. Based on the outstanding principal amount of our 2.25% Notes of $182.8 million as of December 31, 2013, changes in the average price of our common stock will impact the share settlement of the 2.25% Notes, the 2.25% Purchased Options and the 2.25% Warrants as illustrated below:

Company Stock Price	Net Shares Issuable Under the 2.25% Notes	Share Entitlement Under the 2.25% Purchased Options	Shares Issuable Under the 2.25% Warrants	Net Issuable Shares	Potential Dilutive Shares
		(Shares in thousands)
$57.00	—	—	—	—	—
$59.50	3,081	9	(9)	—	9
$62.00	3,081	133	(133)	—	133
$64.50	3,081	247	(247)	—	247
$67.00	3,081	353	(353)	—	353
$69.50	3,081	451	(451)	—	451
$72.00	3,081	543	(543)	—	543
$74.50	3,081	628	(628)	—	628
$77.00	3,081	707	(707)	—	707
$79.50	3,081	782	(782)	—	782
$82.00	3,081	852	(852)	69	921
$84.50	3,081	918	(918)	158	1,076
$87.00	3,081	980	(980)	242	1,222
$89.50	3,081	1,039	(1,039)	321	1,360
$92.00	3,081	1,094	(1,094)	396	1,490
$94.50	3,081	1,147	(1,147)	467	1,614
$97.00	3,081	1,197	(1,197)	535	1,732
$99.50	3,081	1,244	(1,244)	599	1,843
$102.00	3,081	1,289	(1,289)	660	1,949
The Company issues new shares or treasury shares, if available, when restricted stock vests. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
Stock Issuances. During the year ended December 31, 2013, we issued 1.39 million shares of treasury stock, as part of the consideration paid for UAB Motors.
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
In July 2012, our Board of Directors authorized a new repurchase program of up to $50.0 million of our common shares, replacing any amount remaining from the August 2011 authorization. In October 2013, our Board of Directors increased the authorized repurchase amount to $75.0 million of our common shares. As of December 31, 2013, we had repurchased 55,655 shares, at an average price of $63.82 per share, for a total cost of $3.6 million, leaving $71.4 million of repurchase authorization remaining. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility and Real Estate Credit Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of December 31, 2013, the Restricted Payment Basket under both facilities was $164.0 million and will increase in the future periods by 50.0% of our future cumulative net income, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
			(In thousands)
Floorplan notes payable	$1,433,478	$1,433,478	$—	$—	$—
Acquisition line payable	60,000	—	—	60,000	—
Estimated interest payments on floor plan notes payable(1)	21,078	10,145	6,400	4,533	—
Long-term debt obligations and short-term financing(2)	624,321	64,433	121,427	120,467	317,994
Estimated interest payments on fixed-rate long-term debt obligations(3)	155,613	16,491	31,029	25,004	83,089
Estimated interest payments on variable-rate long-term debt obligations(4)	25,034	5,948	9,505	6,377	3,204
Capital lease obligations	47,553	3,733	8,134	5,291	30,395
Estimated interest on capital lease obligations	39,626	4,630	8,583	7,481	18,932
Operating lease obligations	368,465	55,641	99,540	77,847	135,437
Interest rate risk management obligations	26,078	—	15,928	10,150	—
Estimated interest payments on interest rate risk management obligations	48,386	10,644	23,153	13,578	1,011
Purchase commitments(5)	28,931	8,027	11,651	9,253	—
Total	$2,878,563	$1,613,170	$335,350	$339,981	$590,062

(1)
Calculated using the Floorplan Line balance and weighted average interest rate at December 31, 2013, and the assumption that these liabilities would be settled within 72 days, which approximates our weighted average inventory days outstanding. In addition, amounts include estimated commitment fees on the unused portion of the Floorplan Line through the term of the Revolving Credit Facility, assuming no additional Floorplan Line borrowings beyond 72 days.

(2)	Includes $32.0 million of outstanding letters of credit associated with the Acquisition Line of our Revolving Credit Facility due in 2014.

(3)	Includes our 3.00% Notes due 2020, 2.25% Convertible Notes due 2036 and other real estate related debt.

(4)
Includes interest on letters of credit associated with the Acquisition Line of our Revolving Credit Facility due 2014, commitment fees on the unused portion of the Acquisition Line through the term of the Revolving Credit Facility, and estimated interest on our Foreign Notes and other real estate related debt.

(5)	Includes Information Technology commitments and other.
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
From time to time, primarily in connection with dealership dispositions, we assign or sublet to the dealership purchaser our interests in any real property leases associated with such dealerships. In general, we retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and we presently have no reason to believe that we will be called on to perform under any such assigned leases or subleases, we estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $25.2 million as of December 31, 2013. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance by us required under these leases would not have a material adverse effect on our business, results of operations and financial condition. We may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, we presently have no reason to believe that we will be called on to so perform and such obligations cannot be quantified at this time.
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
The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$52,372	$(75,322)	$199,316
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition	165,404	245,544	(13,350)
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	(14,953)	(11,028)	(33,712)
Adjusted net cash provided by operating activities	$202,823	$159,194	$152,254
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(268,654)	$(224,458)	$(212,773)
Change in cash paid for acquisitions, associated with floorplan notes payable	64,569	33,550	75,704
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(45,431)	(18,051)	(132)
Adjusted net cash used by investing activities	$(249,516)	$(208,959)	$(137,201)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by operating activities	$235,993	$290,823	$8,649
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	(169,589)	(250,015)	(28,510)
Adjusted net cash provided by (used in) financing activities	$66,404	$40,808	$(19,861)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2013, and from which we may incur future gains or losses from changes in market interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of December 31, 2013, the outstanding principal amounts of our 2.25% Notes and 3.00% Notes totaled $182.8 million and $115.0 million, respectively, and had fair values of $231.6 million and $231.2 million, respectively. The carrying amounts of our 2.25% Notes and 3.00% Notes were $160.3 million and $84.3 million, respectively, at December 31, 2013.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
As of December 31, 2013, we had $1,375.9 million of variable-rate floorplan borrowings outstanding, $67.7 million of variable-rate Real Estate Credit Facility borrowings outstanding, $60.0 million of Acquisition Line borrowings outstanding, and $114.0 million of other variable-rate real estate related borrowings outstanding. Based on the aggregate amount of variable-rate borrowings outstanding as of December 31, 2013, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $15.6 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $11.1 million in annual interest expense based on the variable-rate borrowings outstanding as of December 31, 2013. This interest rate sensitivity increased from 2012 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the years ended December 31, 2013 and December 31, 2012, we recognized $38.5 million and $33.9 million of interest assistance as a reduction of new vehicle cost of sales, respectively. For the past three years, the reduction to our new vehicle cost of sales has ranged from 87.3% of our floorplan interest expense in the first quarter of 2013 to 115.9% in the third quarter of 2012, and was 94.4% for the fourth quarter of 2013. In the U.S., manufacturer's interest assistance was 114.1% of floorplan interest expense in the fourth quarter of 2013. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.
We use interest rate swaps to adjust our exposure to interest rate movements, when appropriate, based upon market conditions. As of December 31, 2013, we held interest rate swaps with aggregate notional amounts of $450.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.6%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Real Estate Credit Facility borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of December 31, 2013, net unrealized losses, net of income taxes, totaled $(13.9) million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, the ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of December 31, 2013, all of our derivative contracts were determined to be effective. A 100 basis-point change in the interest rates of our swaps would have resulted in a $4.5 million change to our annual interest expense. In addition, during 2012 and 2011, we entered into ten additional interest rate swaps with forward start dates between December 2014 and December 2016 and expiration dates between December 2017 and December 2019. As of December 31, 2013, the aggregate notional value of these ten forward-starting swaps was $525.0 million and the weighted average interest rate of these swaps was 2.7%.

A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions).

	2013	2014	2015	2016	2017	2018	2019
Notional amount in effect at the end of period	$450	$550	$550	$600	$350	$200	$—
Weighted average interest rate during the period	2.63%	2.63%	2.56%	2.76%	2.69%	2.77%	2.52%
Foreign Currency Exchange Rates. As of December 31, 2013, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% increase in average exchange rates for the British pound sterling versus the U.S. dollar would have resulted in a $73.7 million increase to our revenues for the year ended December 31, 2013. A 10% increase in average exchange rates for the Brazilian real versus the U.S. dollar would have resulted in a $68.6 million increase to our revenues for the year ended December 31, 2013.
Item 8. Financial Statements and Supplementary Data
See our Consolidated Financial Statements beginning on page F-1 for the information required by this Item.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2013, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In February 2013, the Company purchased all of the outstanding stock of UAB Motors. For purposes of determining the effectiveness of the Company's internal control over financial reporting, as disclosed in this report, management has excluded the internal controls of UAB from its evaluation. The acquired business represented approximately 8.9% and 16.5% of our consolidated total and net assets, respectively, at December 31, 2013, and 8.5% of consolidated revenues and (1.2)% of our consolidated net income for the year ended December 31, 2013.
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered accounting firm who audited the Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting. This report, dated March 3, 2014, appears on the following page.

Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Group 1 Automotive, Inc.
We have audited Group 1 Automotive, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Group 1 Automotive, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of UAB Motors, which is included in the 2013 consolidated financial statements of Group 1 Automotive, Inc. and subsidiaries and constituted 8.9% and 16.5% of total and net assets, respectively, as of December 31, 2013 and 8.5% and (1.2%) of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Group 1 Automotive, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of UAB Motors.
In our opinion, Group 1 Automotive, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Group 1 Automotive, Inc. and subsidiaries and our report dated March 3, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
March 3, 2014

PART III
Item 10. Directors, Executive Officers and Corporate Governance
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
Pursuant to Instruction G to Form 10-K, we incorporate by reference the remaining information required for this Item 10 from the information to be disclosed in our definitive proxy statement prepared in connection with the 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2013.
Item 11. Executive Compensation
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement prepared in connection with the 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2013.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement prepared in connection with the 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2013.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement prepared in connection with the 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2013.
Item 14. Principal Accounting Fees and Services
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement prepared in connection with the 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2013.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of March, 2014.

Group 1 Automotive, Inc.

By:	/s/ Earl J. Hesterberg
Earl J. Hesterberg
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 3rd day of March, 2014.

Signature	Title

/s/ Earl J. Hesterberg	President and Chief Executive Officer and Director
Earl J. Hesterberg	(Principal Executive Officer)

/s/ John C. Rickel	Senior Vice President and Chief Financial Officer
John C. Rickel	(Principal Financial and Accounting Officer)

/s/ John L. Adams	Chairman and Director
John L. Adams

/s/ Louis E. Lataif	Director
Louis E. Lataif

/s/ Stephen D. Quinn	Director
Stephen D. Quinn

/s/ Beryl Raff	Director
Beryl Raff

/s/ J. Terry Strange	Director
J. Terry Strange

/s/ Max P. Watson, Jr.	Director
Max P. Watson, Jr.

/s/ Lincoln da Cunha Pereira Filho	Director
Lincoln da Cunha Pereira Filho

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
Group 1 Automotive, Inc. and Subsidiaries — Consolidated Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Group 1 Automotive, Inc.
We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2013, and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group 1 Automotive, Inc. and subsidiaries at December 31, 2013, and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Group 1 Automotive, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
March 3, 2014

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,215	$4,650
Contracts-in-transit and vehicle receivables, net	225,156	204,396
Accounts and notes receivable, net	135,058	111,228
Inventories, net	1,542,318	1,194,288
Deferred income taxes	21,150	19,750
Prepaid expenses and other current assets	24,041	31,869
Total current assets	1,967,938	1,566,181
PROPERTY AND EQUIPMENT, net	796,356	667,768
GOODWILL	737,303	582,384
INTANGIBLE FRANCHISE RIGHTS	301,505	196,058
OTHER ASSETS	16,376	10,624
Total assets	$3,819,478	$3,023,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$1,143,104	$968,959
Offset account related to floorplan notes payable - credit facility	(56,198)	(112,261)
Floorplan notes payable — manufacturer affiliates	346,572	211,965
Current maturities of long-term debt and short-term financing	36,225	31,358
Accounts payable	254,930	167,439
Accrued expenses	140,543	128,118
Total current liabilities	1,865,176	1,395,578
LONG-TERM DEBT, net of current maturities	663,689	555,016
DEFERRED INCOME TAXES	152,291	94,130
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	26,078	43,089
OTHER LIABILITIES	47,975	42,413
COMMITMENTS AND CONTINGENCIES (NOTE 14)

TEMPORARY EQUITY - Redeemable equity portion of the 3.00% Convertible Senior Notes	29,094	32,505

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,746 and 25,836 issued, respectively	257	258
Additional paid-in capital	368,641	332,836
Retained earnings	776,101	677,864
Accumulated other comprehensive loss	(51,677)	(33,057)
Treasury stock, at cost; 1,432 and 3,110 shares, respectively	(58,147)	(117,617)
Total stockholders’ equity	1,035,175	860,284
Total liabilities and stockholders’ equity	$3,819,478	$3,023,015

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$5,224,921	$4,291,098	$3,402,647
Used vehicle retail sales	2,039,428	1,756,918	1,416,520
Used vehicle wholesale sales	332,185	288,139	251,043
Parts and service sales	1,010,685	880,070	813,819
Finance, insurance and other, net	311,362	259,875	195,736
Total revenues	8,918,581	7,476,100	6,079,765
COST OF SALES:
New vehicle retail sales	4,935,046	4,043,659	3,192,309
Used vehicle retail sales	1,878,549	1,610,912	1,291,996
Used vehicle wholesale sales	332,380	285,695	246,963
Parts and service sales	480,060	418,582	387,897
Total cost of sales	7,626,035	6,358,848	5,119,165
GROSS PROFIT	1,292,546	1,117,252	960,600
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	976,856	848,446	735,229
DEPRECIATION AND AMORTIZATION EXPENSE	35,826	31,534	27,063
ASSET IMPAIRMENTS	6,542	7,276	4,805
INCOME FROM OPERATIONS	273,322	229,996	193,503
OTHER EXPENSE:
Floorplan interest expense	(41,667)	(31,796)	(27,687)
Other interest expense, net	(38,971)	(37,465)	(33,722)
Other expense, net	(789)	—	—
INCOME BEFORE INCOME TAXES	191,895	160,735	132,094
PROVISION FOR INCOME TAXES	(77,903)	(60,526)	(49,700)
NET INCOME	$113,992	$100,209	$82,394
BASIC EARNINGS PER SHARE	$4.72	$4.39	$3.50
Weighted average common shares outstanding	23,096	21,620	22,157
DILUTED EARNINGS PER SHARE	$4.32	$4.19	$3.47
Weighted average common shares outstanding	25,314	22,688	22,409
CASH DIVIDENDS PER COMMON SHARE	$0.65	$0.59	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
NET INCOME	$113,992	$100,209	$82,394
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(31,701)	1,843	(117)
Unrealized loss on marketable securities, net of tax benefit of $0, $5, and $25, respectively	—	(8)	(42)
Net unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of ($3,667), $7,634, and $11,222, respectively	6,112	(12,724)	(18,705)
Reclassification adjustment for loss included in interest expense, net of tax provision of $4,182, $4,241, and $5,029, respectively	6,969	7,068	8,383
Net unrealized gain (loss) on interest rate swaps, net of tax	13,081	(5,656)	(10,322)
OTHER COMPREHENSIVE LOSS, NET OF TAXES	(18,620)	(3,821)	(10,481)
COMPREHENSIVE INCOME	$95,372	$96,388	$71,913

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
	(In thousands)
BALANCE, December 31, 2010	26,096	$261	$363,966	$519,843	$(18,755)	$(80,947)	$784,368
Net income	—	—	—	82,394	—	—	82,394
Other comprehensive loss, net	—	—	—	—	(10,481)	—	(10,481)
Purchases of treasury stock	—	—	—	—	—	(50,777)	(50,777)
Net issuance of treasury shares to employee stock compensation plans	(129)	(1)	(14,096)	—	—	13,388	(709)
Stock-based compensation	—	—	10,908	—	—	—	10,908
Tax effect from stock-based compensation plans	—	—	2,597	—	—	—	2,597
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(11,200)	—	—	(11,200)
BALANCE, December 31, 2011	25,967	260	363,375	591,037	(29,236)	(118,336)	807,100
Net income	—	—	—	100,209	—	—	100,209
Other comprehensive loss, net	—	—	—	—	(3,821)	—	(3,821)
Purchases of treasury stock	—	—	—	—	—	(11,317)	(11,317)
3.00% Convertible Notes reclassification to temporary equity	—	—	(32,505)	—	—	—	(32,505)
Net issuance of treasury shares to employee stock compensation plans	(131)	(2)	(12,949)	—	—	12,036	(915)
Stock-based compensation	—	—	11,880	—	—	—	11,880
Tax effect from stock-based compensation plans	—	—	3,035	—	—	—	3,035
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(13,382)	—	—	(13,382)
BALANCE, December 31, 2012	25,836	258	332,836	677,864	(33,057)	(117,617)	860,284
Net income	—	—	—	113,992	—	—	113,992
Other comprehensive loss, net	—	—	—	—	(18,620)	—	(18,620)
Purchases of treasury stock			—	—	—	(3,554)	(3,554)
Treasury stock used in acquisition	—	—	27,689	—	—	52,709	80,398
Temporary equity adjustment related to 3.00% convertible notes	—	—	3,411	—	—	—	3,411
Net issuance of treasury shares to employee stock compensation plans	(90)	(1)	(12,137)	—	—	10,315	(1,823)
Stock-based compensation	—	—	13,849	—	—	—	13,849
Tax effect from stock-based compensation plans	—	—	2,993	—	—	—	2,993
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(15,755)	—	—	(15,755)
BALANCE, December 31, 2013	25,746	$257	$368,641	$776,101	$(51,677)	$(58,147)	$1,035,175

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$113,992	$100,209	$82,394
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35,826	31,534	27,063
Deferred income taxes	22,412	13,282	24,824
Asset impairments	6,542	7,276	4,805
Stock-based compensation	13,899	11,931	10,919
Amortization of debt discount and issue costs	13,888	12,990	11,990
(Gain) loss on disposition of assets	(11,043)	(4,941)	(961)
Tax effect from excess stock-based compensation	(2,993)	(2,875)	(2,478)
Other	3,665	3,965	2,755
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	41,144	29,874	77,027
Accounts and notes receivable	(9,489)	(6,777)	(17,875)
Inventories	(241,871)	(278,232)	(7,410)
Contracts-in-transit and vehicle receivables	(18,974)	(29,091)	(53,821)
Prepaid expenses and other assets	1,941	2,448	(11,246)
Floorplan notes payable — manufacturer affiliates	83,203	33,248	52,757
Deferred revenues	230	(163)	(1,427)
Net cash provided by (used in) operating activities	52,372	(75,322)	199,316
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(269,860)	(177,956)	(159,597)
Proceeds from disposition of franchises, property and equipment	102,186	39,197	6,039
Purchases of property and equipment, including real estate	(102,858)	(88,491)	(60,558)
Other	1,878	2,792	1,343
Net cash used in investing activities	(268,654)	(224,458)	(212,773)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — Floorplan Line	6,379,328	5,700,108	4,825,956
Repayments on credit facility — Floorplan Line	(6,153,677)	(5,453,148)	(4,777,442)
Borrowings on credit facility — Acquisition Line	60,000	—	—
Borrowings on real estate credit facility	19,640	18,080	—
Principal payments on real estate credit facility	(8,597)	(2,406)	(1,599)
Principal payments of other long-term debt	(71,170)	(4,784)	(3,293)
Borrowings of other long-term debt	10,289	275	308
Principal payments of long-term debt related to real estate loans	(36,978)	(15,197)	(7,775)
Borrowings of long-term debt related to real estate loans	55,345	70,685	32,713
Repurchases of common stock, amounts based on settlement date	(3,553)	(11,317)	(50,777)
Issuance of common stock to benefit plans, net of employee net share settlements	(1,822)	(915)	(709)
Tax effect from excess stock-based compensation	2,993	2,875	2,478
Dividends paid	(15,805)	(13,433)	(11,211)
Net cash provided by financing activities	235,993	290,823	8,649
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,146)	(1,288)	(140)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,565	(10,245)	(4,948)
CASH AND CASH EQUIVALENTS, beginning of period	4,650	14,895	19,843
CASH AND CASH EQUIVALENTS, end of period	$20,215	$4,650	$14,895
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable and accrued expenses	$11,155	$6,045	$7,995

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ANNUAL FINANCIAL INFORMATION
Business Organization
Group 1 Automotive, Inc., a Delaware corporation is a leading operator in the automotive retailing industry with business activities in 15 states in the United States of America (“U.S.”), 13 towns in the United Kingdom (“U.K.”), and two states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the “Company” in these Notes to Consolidated Financial Statements. The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.
As of December 31, 2013, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (48 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), and (b) the West (68 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). Each U.S. region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions. The financial matters of each U.S. region are managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. In addition, as of December 31, 2013, the Company had two international regions: (a) the U.K. region, which consisted of 14 dealerships in the U.K. and (b) the Brazil region, which consisted of 18 dealerships in Brazil. The international regions are also managed locally with direct reporting responsibilities to the Company’s corporate management team.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
Use of Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Management analyzes the Company’s estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances; however, actual results could differ from such estimates. The significant estimates made by management in the accompanying Consolidated Financial Statements relate to inventory market adjustments, reserves for future chargebacks on finance and vehicle service contract fees, self-insured property/casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangible franchise rights, and reserves for potential litigation.
Basis of Presentation
All business acquisitions completed during the periods presented have been accounted for using the purchase method of accounting, and their results of operations are included from the effective dates of the closings of the acquisitions. The preliminary allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on estimates of fair value. All intercompany balances and transactions have been eliminated in consolidation.
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
The Company arranges financing for customers through various institutions and receives financing fees based on the difference between the loan rates charged to customers and wholesale financing rates set by the financing institution. In addition, the Company receives fees from the sale of insurance and vehicle service contracts to customers. Further, through agreements with certain vehicle service contract administrators, the Company earns volume incentive rebates and interest

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income on reserves, as well as participates in the underwriting profits of the products. The Company may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles, and a reserve for future amounts which might be charged back is established based on the Company’s historical chargeback results and the termination provisions of the applicable contracts. While chargeback results vary depending on the type of contract sold, a 10% increase in the historical chargeback results used in determining estimates of future amounts which might be charged back would have increased the reserve at December 31, 2013 by $2.5 million.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase. As of December 31, 2013 and 2012, cash and cash equivalents excluded $56.2 million and $112.3 million, respectively, of immediately available funds used to pay down the Floorplan Line of the Revolving Credit Facility (as defined in Note 11, “Credit Facilities”), which is the Company’s primary vehicle for the short-term investment of excess cash. These amounts are reflected in the Company's Consolidated Balance Sheets as the offset account related to Floorplan Notes Payable - Credit Facility.
Contracts-in-Transit and Vehicle Receivables
Contracts-in-transit and vehicle receivables consist primarily of amounts due from financing institutions on retail finance contracts from vehicle sales and dealer incentives due from manufacturers. Also included are amounts receivable from vehicle wholesale sales.
Inventories
New, used and demonstrator vehicle inventories are carried at the lower of specific cost or market and are removed from inventory using the specific identification method in the Consolidated Balance Sheets. Parts and accessories inventories are valued at lower of cost (determined on a first-in, first-out basis) or market in the Consolidated Balance Sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. Additionally, the Company receives interest assistance from some of the automobile manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the Company’s Consolidated Balance Sheets and as a reduction to cost of sales in its Statements of Operations as the vehicles are sold. At December 31, 2013 and 2012, inventory cost had been reduced by $9.0 million and $7.8 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales was reduced by $38.5 million, $33.9 million and $26.1 million for interest assistance received related to vehicles sold for the years ended December 31, 2013, 2012 and 2011, respectively. The assistance over the past three years has ranged from approximately 87.3% of the Company’s quarterly floorplan interest expense in the first quarter of 2013 to 115.9% for the third quarter of 2012, and was 94.4% for the fourth quarter of 2013.
As the market value of inventory typically declines over time, the Company establishes new and used vehicle reserves based on its historical loss experience and management’s considerations of current market trends. These reserves are charged to cost of sales and reduce the carrying value of inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which the Company operates is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via the Company’s used vehicle management software and the industry expertise of the responsible used vehicle manager. Valuation risk is partially mitigated by the speed at which the Company turns this inventory. At December 31, 2013, the Company’s used vehicle days’ supply was 35 days.
The Company incurs shipping costs in connection with selling parts to customers. The cost of shipping these parts is included in cost of sales on the Consolidated Statements of Operations.
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
Goodwill
Effective with the acquisition of UAB Motors Particpações S.A. (“UAB Motors”) on February 28, 2013, the Company added a fourth geographic region, the Brazil region, to its existing East and West regions in the U.S. and the U.K. region. Also, the Company determined that each region continues to represent a reporting unit for the purpose of assessing goodwill for impairment. Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Annually in the fourth quarter, based on the carrying values of the Company’s regions as of October 31st, the Company performs a fair value and potential impairment assessment of its goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator).
In evaluating its goodwill, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value, which is calculated by using unobservable inputs based upon the Company’s internally developed assumptions. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company must proceed to step two of the impairment test. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value were the purchase price in a business combination. The Company then compares the value of the implied goodwill resulting from this second step to the carrying value of the goodwill in the reporting unit. To the extent the carrying value of the goodwill exceeds its implied fair value under step two of the impairment test, a non-cash impairment charge equal to the difference is recorded.
The Company uses a combination of the discounted cash flow, or income approach (80% weighted), and the market approach (20% weighted) to determine the fair value of the Company’s reporting units. Included in the discounted cash flow are assumptions regarding revenue growth rates, future gross margins, future selling, general and administrative expenses ("SG&A") and an estimated weighted average cost of capital ("WACC"). The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Specifically, with regard to the valuation assumptions utilized in the U.S. (which represents the Company's largest two reporting units) income approach as of October 31, 2013, the Company based its analysis on a recovery back to an U.S. industry sales rate of 17.0 million units by 2016. For the market approach, the Company utilizes recent market multiples of guideline companies for both revenue (20% weighted) and pretax net income (80% weighted). Each of these assumptions requires the Company to use its knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for its operations. If any one of the above assumptions change or fails to materialize, the resulting decline in the estimated fair value could result in a material, non-cash impairment charge to the goodwill associated with the reporting unit(s).
At October 31, 2013, 2012 and 2011, the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (i.e., step one of the impairment test). As a result, the Company was not required to conduct the second step of the impairment test. However, if in future periods the Company determines that the carrying value of the net assets of one or more of its reporting units exceeds the respective fair value as a result of step one, the application of step two of the impairment test could result in a material non-cash impairment charge to the goodwill associated with the reporting unit(s). See Note 16, “Intangible Franchise Rights and Goodwill,” for additional details regarding the Company’s goodwill.
Intangible Franchise Rights
The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, for agreements that do not have indefinite terms, based on the history with the manufacturer the Company believes that renewal of these agreements can be obtained without substantial cost. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2013 and 2012 in the accompanying Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets. In accordance with guidance primarily codified within Accounting Standards Codification ("ASC") 350, Intangibles-Goodwill and Other, the Company evaluates these franchise rights for

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment annually in the fourth quarter, based on the carrying values of the Company’s individual dealerships as of October 31st, or more frequently if events or circumstances indicate possible impairment has occurred.
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
As of October 31, 2013 and 2012, the Company determined that the carrying value of certain of the intangible franchise rights was greater than their fair value and as such, a $5.4 million and $7.0 million pre-tax non-cash impairment was recognized, respectively. The fair value of the Company’s intangible franchise rights as of October 31, 2011 was determined to exceed the carrying value of such assets . See Note 16, “Intangible Franchise Rights and Goodwill,” for additional details regarding the Company’s intangible franchise rights.
Income Taxes
Currently, the Company operates in 15 different states in the U.S., in the U.K. and in Brazil, each of which has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.
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
The Company has recognized deferred tax assets, net of valuation allowances, that it believes will be realized, based primarily on the assumption of future taxable income. As it relates to net operating losses, a corresponding valuation allowance has been established to the extent that the Company has determined that net income attributable to certain jurisdictions will not be sufficient to realize the benefit.
Fair Value of Financial Assets and Liabilities
The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. As of December 31, 2013 and 2012, the $115.0 million face value of the Company’s outstanding 3.00% Convertible Senior Notes due 2020 (“3.00% Notes”) had a carrying value, net of applicable discount, of $84.3 million and $80.7 million, respectively, and a fair value, based on quoted market prices, of $231.2 million and $203.5 million, respectively. Also, as of December 31, 2013 and 2012, the face value of the Company’s outstanding 2.25% Convertible Senior Notes due 2036 (“2.25% Notes”) was $182.8 million. The 2.25% Notes had a carrying value, net of applicable discount, of $160.3 million and $152.4 million, respectively, and a fair value, based on quoted market prices, of $231.6 million and $214.6 million as of December 31, 2013 and 2012, respectively. The Company considers the quoted market prices for the 3.00% Notes and 2.25% Notes to constitute Level 2 inputs, since the market for these instruments is not active. For discussion on the fair value of the Company's interest rate swaps, refer to "Derivative Financial Instruments" below.
Fair Value of Assets Acquired and Liabilities Assumed
The fair values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of property and equipment and intangible franchise rights, with the remaining amounts attributable to goodwill, if any. The Company utilizes third-party experts to determine the fair values of property and equipment purchased, including real estate and its fair value model as discussed under "Intangible Franchise Rights" above to determine the fair value of intangible franchise rights acquired.
Derivative Financial Instruments
One of the Company’s primary market risk exposures is increasing interest rates. Interest rate derivatives, designated as cash flow hedges, are used to adjust interest rate exposures when appropriate based on market conditions.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company follows the requirements of guidance primarily codified within ASC 815, Derivatives and Hedging (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires the Company to recognize all cash flow hedges on its balance sheet at fair value. The related gains or losses on these interest rate derivatives are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in interest expense in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the Company's accompanying Consolidated Statements of Operations. All of the Company’s interest rate hedges were designated as cash flow hedges and were deemed to be effective at December 31, 2013, 2012 and 2011.
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
Foreign Currency Translation
The functional currency for the Company’s U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real. The financial statements of all the Company’s foreign subsidiaries have been translated into U.S. dollars. All assets and liabilities of foreign operations are translated into U.S. dollars using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The difference in the U.S. dollar results that arise from the translation of all assets and liabilities are included in the cumulative currency translation adjustments in accumulated other comprehensive income/loss in stockholders’ equity and other income/expense, when applicable.
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
Earnings Per Share
The Company utilizes the two-class method for the computation of earnings per share ("EPS"). The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents. The Company’s restricted stock awards qualify as participating securities as each contain non-forfeitable rights to dividends. Income allocated to these participating securities is excluded from net earnings available to common shares. Basic EPS is computed by dividing net income available to basic common shares by the weighted average number of basic common shares outstanding during the period. Diluted EPS is computed by dividing net income available to diluted common shares by the weighted average number of dilutive common shares outstanding during the period.
Advertising

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2013, 2012, and 2011, totaled $59.0 million, $54.1 million and $46.7 million, respectively. Additionally, the Company receives advertising assistance from some of the automobile manufacturers. The Company must spend such advertising assistance on qualified advertising and is subject to audit and chargeback by the manufacturer. The assistance is accounted for as an advertising expense reimbursement and is reflected as a reduction of advertising expense, which is included in SG&A expenses in the accompanying Consolidated Statements of Operations, as the vehicles are sold, and in accrued expenses on the balance sheet for amounts related to vehicles still in inventory on that date.
Advertising expense has been reduced by $24.1 million, $23.7 million and $17.6 million for advertising assistance received related to vehicles sold for the years ended December 31, 2013, 2012, and 2011, respectively.
Business and Credit Risk Concentrations
The Company owns and operates franchised automotive dealerships in the U.S., the U.K. and Brazil. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership and generally provide for termination of the franchise agreement for a variety of causes. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the dealerships with an adequate supply of vehicles. For the year ended December 31, 2013, Toyota (including Lexus, Scion and Toyota brands), Honda (including Acura and Honda brands), Ford (including Ford and Lincoln brands), BMW (including MINI and BMW brands), Nissan (including Infiniti and Nissan brands), Volkswagen (including Audi, Porsche, and Volkswagen brands), General Motors (including Chevrolet, GMC, Buick, and Cadillac brands), Hyundai (including Hyundai and Kia brands), Daimler (including Mercedes-Benz, smart, Sprinter and Maybach brands), and Chrysler (including Chrysler, Dodge, RAM and Jeep brands) accounted for 26.6%, 12.3%, 11.6%, 11.1%, 10.2%, 6.3%, 4.8%, 4.6%, 4.5%, and 4.0% of the Company’s new vehicle sales volume, respectively. No other manufacturer accounted for more than 3.0% of the Company’s total new vehicle sales volume in 2013. Through the use of an open account, the Company purchases and returns parts and accessories from/to the manufacturers and receives reimbursement for rebates, incentives and other earned credits. As of December 31, 2013, the Company was due $78.1 million from various manufacturers (see Note 8, “Accounts and Notes Receivable”). Receivable balances from Toyota, BMW, Daimler, General Motors, Ford, Nissan, Volkswagen, Honda, Hyundai, and Chrysler represented 18.9%, 16.6%, 13.8%, 11.9%, 11.4%, 7.1%, 4.7%, 4.0%, 3.8%, and 3.2%, respectively, of this total balance due from manufacturers.
Statements of Cash Flows
With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft the Company’s credit facilities directly with no cash flow to or from the Company. With respect to borrowings for used vehicle financing in the U.S., the Company finances up to 80% of the value of the used vehicle inventory and the funds flow directly to the Company from the lender. In the U.K., the Company chooses which used vehicles to finance and the borrowings flow directly to the Company from the lender. In Brazil, dependent upon the brand, the Company either finances up to 80% of the value of the used vehicle inventory or it chooses which used vehicles to finance and the funds flow directly to the Company from the lender. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to manufacturer affiliated lenders participating in the Company’s syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. In addition, all borrowings from, and repayments to, the syndicated lending group under the Revolving Credit Facility (as defined in Note 11, “Credit Facilities”) (including the cash flows from or to manufacturer affiliated lenders participating in the facility) and borrowing from, and repayments to, the Company's other credit facilities are presented within Cash Flows from Financing Activities.
Cash paid for interest was $66.2 million, $55.8 million and $52.7 million in 2013, 2012 and 2011, respectively. Cash paid for taxes, net of refunds, was $49.0 million, $38.6 million and $28.6 million in 2013, 2012 and 2011respectively.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Information
The Company, through its regions, conducts business in the automotive retailing industry, including selling new and used cars and light trucks, arranging related vehicle financing, selling service and insurance contracts, providing automotive maintenance and repair services and selling vehicle parts. Effective with the acquisition of UAB Motors on February 28, 2013, the Company is aligned into four geographic regions: the East and West Regions in the U.S., the U.K. Region, and the Brazil Region. Also, in conjunction with the acquisition of UAB Motors, and consistent with how the Company's chief operating decision maker evaluates performance and allocates resources, the Company reaffirmed that each region represents an operating segment. As part of this determination, the Company concluded, as it has historically, that the East and West Regions of the U.S. are economically similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments; therefore, the Company aggregates these two regions into one reportable segment. As such, the Company's three reportable segments are the U.S., which includes the activities of the Company's corporate office, the U.K., and Brazil. See Note 21, “Segment Information,” for additional details regarding the Company’s reportable segments.
Self-Insured Medical, Property and Casualty Reserves
The Company purchases insurance policies for worker’s compensation, liability, auto physical damage, property, pollution, employee medical benefits and other risks consisting of large deductibles and/or self-insured retentions.
Annually, the Company engages a third-party actuary to conduct a study of the exposures under the self-insured portion of its worker’s compensation and general liability insurance programs for all open policy years. In the interim, the Company reviews the estimates within the study and monitors actual experience for unusual variances. The appropriate adjustments are made to the accrual, based upon these procedures. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence the Company’s reserve for claims and its financial position, results of operations and cash flows. A 10% increase in the actuarially determined estimate of aggregate future losses would have increased the reserve for these losses at December 31, 2013, by $2.2 million.
The Company’s auto physical damage insurance coverage is limited and contains two layers of coverage. The first layer covers up to $10.0 million per incident with no annual maximum after consideration of the company’s deductible. The company’s minimum deductible of $2.5 million per occurrence is applied against future losses until claims paid reach $15.0 million in annual aggregate at which point the deductible increases to 50% of the incurred loss in excess of the per occurrence deducible. The second layer of coverage provides for up to $50.0 million in aggregate loss coverage in excess of $20.0 million in deductibles.
For policy years ended prior to October 31, 2005, the Company’s workers’ compensation and general liability insurance coverage included aggregate retention (stop loss) limits in addition to a per claim deductible limit (“Stop Loss Plans”). Due to historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits described above was deemed remote, and as such, the Company elected not to purchase this stop loss coverage for the policy year beginning November 1, 2005 and for each subsequent year (“No Stop Loss Plans”). The Company’s exposure per claim under the No Stop Loss Plans is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that may be incurred. As of December 31, 2013, we have accrued $0.7 million and $21.3 million million for our Stop Loss and No Stop Loss plans, respectively. The Company’s maximum potential exposure under its worker's compensation and general liability Stop Loss Plans totaled $34.9 million at December 31, 2013, before consideration of amounts previously paid or accruals recorded related to the Company’s loss projections. After consideration of the amounts paid or accrued, the remaining potential loss exposure under the Stop Loss Plans totaled $13.7 million at December 31, 2013.
Accounting for Convertible Debt
The Company separately accounts for the liability and equity components of its convertible debt instruments in a manner that reflects the issuer’s economic interest cost. Upon issuance of a convertible debt instrument, the Company estimated the fair value of the debt component. The resulting residual value is determined to be the fair value of the equity component of the Company’s convertible debt and, until convertible, is included in the paid-in-capital section of stockholder’s equity, net of applicable taxes, on the Company’s Consolidated Balance Sheets. The value of the equity component is treated as an original issue discount for purposes of accounting for the debt component, which is amortized as non-cash interest expense through the date that the convertible debt is first able to be put to the Company. See Note 12, “Long-term Debt,” for further details on the impact of this convertible debt accounting to the Company’s financial statements.

Variable Interest Entity

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2013, the Company entered into arrangements to provide a fixed-interest-rate working capital loan and various administrative services to a related-party entity that owns and operates retail automotive dealerships for a variable fee, both of which constitute variable interests in the entity. The Company's exposure to loss as a result of its involvement in the entity includes the balance outstanding under the loan arrangement. The Company holds no equity ownership interest in the entity. The Company has determined that the entity meets the criteria of a variable interest entity (“VIE”). The terms of the loan and services agreements provide the Company with the right to control the activities of the VIE that most significantly impact the VIE's economic performance, the obligation to absorb potentially significant losses of the VIE and the right to receive potentially significant benefits from the VIE. Accordingly, the Company qualified as the VIE's primary beneficiary and consolidated the assets and liabilities of the VIE as of December 31, 2013, as well as the results of operations of the VIE beginning on the effective date of the variable interests arrangements to December 31, 2013. The floorplan notes payable liability of the VIE is securitized by the new and used vehicle inventory of the VIE, as well as the associated receivable balances from the sale of such inventory to the extent necessary. The preliminary carrying amounts and classification of assets (which can only be used to settle the liabilities of the VIE) and liabilities (for which creditors do not have recourse to the general credit of the Company) are included within amounts from the Company's preliminary purchase price allocations. As discussed in Note 3, "Acquisitions and Dispositions," the allocations are based on estimates and assumptions that are subject to change within the purchase price allocation period. The assets and liabilities included in the Company's consolidated statements of financial position for the consolidated VIE are as follows (in thousands):

December 31, 2013
Current assets	$24,170
Non-current assets	71,033
Total assets	$95,203
Current liabilities	$21,653
Non-current liabilities	25,374
Total liabilities	$47,027
3. ACQUISITIONS AND DISPOSITIONS
In February 2013, the Company purchased all of the outstanding stock of UAB Motors. At the time of acquisition, UAB Motors consisted of 18 dealerships and 22 franchises in Brazil, as well as five collision centers. In conjunction with the acquisition, the Company incurred $6.5 million of costs, primarily related to professional services associated with the Brazil transaction. The Company included these costs in SG&A in the Consolidated Statement of Operations for the year ended December 31, 2013. As discussed in Note 2, "Summary of Significant Accounting Policies and Estimates," in connection with this acquisition, the Company entered into arrangements that are variable interests in a VIE. The Company qualifies as the primary beneficiary of the VIE. The consolidation of the VIE into the financial statements of the Company was accounted for as a business combination.
In addition, during 2013, the Company acquired certain assets of four dealerships in the U.K. and nine dealerships in the U.S.
Aggregate consideration paid for acquisitions in 2013 totaled $350.2 million, including $269.9 million of cash and 1.39 million shares of the Company's common stock. The consideration included amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of some of the associated real estate. The Company also assumed debt in conjunction with certain of the acquisitions, of which $65.1 million was contemporaneously extinguished. In conjunction with the extinguishment, the Company recognized a loss of $0.8 million that is included in other expense, net on the Consolidated Statement of Operations for the year ended December 31, 2013. The purchase prices have been allocated as set forth below based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The allocation of the purchase prices is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the respective acquisition date). Goodwill associated with the acquisitions was assigned to the U.S., U.K. and Brazil reportable segments in the amounts of $54.8 million, $1.5 million and $124.9 million, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of Acquisition Date
(In thousands)
Current assets	$26,884
Inventory	164,743
Property and equipment	71,389
Goodwill & intangible franchise rights	311,166
Other assets	864
Total assets	$575,046
Current liabilities	$124,586
Deferred income taxes	31,616
Long-term debt	68,639
Total liabilities	$224,841
The intangible franchise rights are expected to continue for an indefinite period, therefore these rights are not amortized. These intangible assets will be evaluated on an annual basis in accordance with ASC 350. Goodwill represents the excess of consideration paid compared to the fair value of net assets received in the acquisitions. The goodwill relative to the U.S. and U.K. reportable segments is deductible for tax purposes; however, the goodwill relative to the Brazil reportable segment is not currently deductible for tax purposes.
Our supplemental pro forma revenue and net income had the acquisition date for each of the Company's 2013 acquisitions been January 1, 2012, are as follows:

	Year ended December 31,

Supplemental Pro Forma:	2013	2012

Revenue	$9,429,095	$8,827,801
Net income	$128,603	$120,482
The supplemental pro forma revenue and net income are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 2012.
During the year ended December 31, 2013, the Company sold six dealerships and one franchise in the U.S. Gross consideration received for these dispositions was $97.5 million. As a result of the dispositions, a net gain of $10.2 million was recognized for the year ended December 31, 2013.
During 2012, the Company acquired 16 dealerships: six in the U.K. and ten in the U.S. Consideration paid for these dealerships totaled $178.0 million, including amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of some of the associated real estate. The vehicle inventory acquired in the U.K. acquisitions was subsequently financed through borrowings under the Company's credit facility with Volkswagen Finance, while the vehicle inventory acquired in the U.S. acquisitions was subsequently financed through borrowings under the Company's FMCC Facility and the Floorplan Line, (each as defined in Note 11, “Credit Facilities”). In addition, during 2012, the Company terminated two franchises and sold three dealerships in the U.S. The company also closed one dealership in the U.K. Gross consideration received for these dispositions was $33.7 million. As a result of the dispositions, a net gain of $1.5 million was recognized for the year ended December 31, 2012.
During 2011, the Company acquired seven dealerships in the U.S. Consideration paid for these dealerships totaled $159.6 million, including amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of some of the associated real estate. The vehicle inventory was subsequently financed through borrowings under the FMCC Facility and the Floorplan Line. Further, the Company was awarded three franchises in the U.S. In addition, during 2011, the Company sold one of its non-operational dealership facilities that qualified as held-for-sale as of December 31, 2010 for $4.1 million with no gain or loss recognized by the Company related to the sale.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES
The periodic interest rates of the Revolving Credit Facility (as defined in Note 11, “Credit Facilities”), the Real Estate Credit Facility (as defined in Note 12, “Long-term Debt”), and certain variable-rate real estate related borrowings are indexed to the one-month LIBOR plus an associated company credit risk rate. In order to minimize the earnings variability related to fluctuations in these rates, the Company employs an interest rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable interest rate exposure for a fixed interest rate over terms not to exceed the related variable-rate debt.
As of December 31, 2013 and December 31, 2012, the Company held interest rate swaps in effect of $450.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.6%. These interest rate swaps expire as follows: $225.0 million in 2015, $150.0 million in 2016, and $75.0 million in 2017. For the years ended December 31, 2013, 2012 and 2011, respectively, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $9.9 million, $10.1 million, and $12.4 million. Total floorplan interest expense was $41.7 million, $31.8 million, and $27.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
In addition to the $450.0 million of swaps in effect as of December 31, 2013, the Company held ten additional interest rate swaps with forward start dates between December 2014 and December 2016 and expiration dates between December 2017 and December 2019. As of December 31, 2013, the aggregate notional value of these ten forward-starting swaps was $525.0 million, and the weighted average interest rate was 2.7%. The combination of the interest rate swaps currently in effect and these forward-starting swaps is structured such that the notional value in effect at any given time through December 2019 does not exceed $600.0 million, which is less than the Company's expectation for variable rate debt outstanding during such period.
As of December 31, 2013 and December 31, 2012, the Company reflected liabilities from interest rate risk management activities of $26.1 million and $43.1 million, respectively, in its Consolidated Balance Sheets. In addition, as of December 31, 2013, the Company reflected $3.9 million of assets from interest rate risk management activities included in Other Assets in its Consolidated Balance Sheet. Included in Accumulated Other Comprehensive Loss at December 31, 2013, 2012 and 2011, were accumulated unrealized losses, net of income taxes, totaling $13.9 million, $26.9 million, and $21.3 million, respectively, related to these interest rate swaps. As of December 31, 2013 and 2012, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012, or 2011, respectively. The following table presents the impact during the current and comparative prior year periods for the Company’s derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Gain (Loss), Net of Tax, Recognized in OCI
	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Derivatives in Cash Flow Hedging Relationship
Interest rate swap contracts	$6,112	$(12,724)	$(18,705)

	Amount of Loss Reclassified from OCI into Statement of Operations
	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Location of Loss Reclassified from OCI into Statements of Operations
Floorplan interest expense	$(9,938)	$(10,144)	$(12,398)
Other interest expense	(1,213)	(1,165)	(1,014)
The amount expected to be reclassified out of other comprehensive loss into earnings (through floorplan interest expense or other interest expense) in the next twelve months is $10.6 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended (the "Incentive Plan"), as well as to employees pursuant to its 1998 Employee Stock Purchase Plan, as amended (the "Purchase Plan").
2007 Long Term Incentive Plan
The Incentive Plan provides for the issuance up to 7.5 million shares for grants to non-employee directors, officers and other employees of the Company and its subsidiaries of: (a) options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), the exercise price of which may not be less than the fair market value of the common stock on the date of the grant; and (b) stock appreciation rights, restricted stock, performance awards, and bonus stock, each granted at the market price of the Company’s common stock at the date of grant. The Incentive Plan expires on March 8, 2017. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2013, there were 773,174 shares available for issuance under the Incentive Plan.
Stock Option Awards
No stock option awards have been granted since November 2005. During the year ended December 31, 2012, all remaining outstanding options were exercised.
Restricted Stock Awards
The Company grants to non-employee directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, restricted stock units pursuant to the Incentive Plan. Restricted stock awards qualify as participating securities as each contain non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 6, “Earnings Per Share” for further details. Restricted stock awards are considered outstanding at the date of grant, but are subject to vesting periods ranging from six months to five years. Vested restricted stock units, which are not considered outstanding at the grant date, will settle in shares of common stock upon the termination of the grantees’ employment or directorship. In the event an employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is calculated based on the market price of the Company’s common stock at the date of grant and recognized over the requisite service period. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate. A summary of the awards as of December 31, 2013, along with the changes during the year then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	1,023,350	$38.19
Granted	324,886	61.29
Vested	(352,476)	27.87
Forfeited	(62,020)	42.23
Nonvested at December 31, 2013	933,740	$49.87
The total fair value of restricted stock awards which vested during the years ended December 31, 2013, 2012 and 2011, was $9.8 million, $8.9 million and $9.0 million, respectively.
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of December 31, 2013, there were 619,964 shares available for issuance under the Purchase Plan. During the years ended December 31, 2013, 2012 and 2011, the Company issued 104,295, 106,782, and 109,601 shares, respectively, of common stock to employees participating in the Purchase Plan.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $14.37, $11.90, and $9.74 during the years ended December 31, 2013, 2012 and 2011, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $13.9 million, $11.9 million, and $10.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $3.7 million, $3.2 million, and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, there was $36.6 million of total unrecognized compensation cost related to stock-based compensation arrangements which is expected to be recognized over a weighted-average period of 3.5 years.
Cash received from Purchase Plan purchases was $5.6 million for the year ended December 31, 2013. Cash received from option exercises and Purchase Plan purchases was $5.7 million and $4.2 million for the years ended December 31, 2012 and 2011, respectively. The tax benefit realized for the tax deductions from options exercised and vesting of restricted shares totaled $3.0 million, $3.0 million and $2.6 million and increased additional paid in capital for the years ended December 31, 2013, 2012 and 2011, respectively.
Tax benefits relating to excess stock-based compensation deductions are presented as a financing cash inflow, so the Company classified $3.0 million, $2.9 million and $2.5 million of excess tax benefits as an increase in financing activities and a corresponding decrease in operating activities in the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, respectively.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. EARNINGS PER SHARE
The two-class method is utilized for the computation of EPS. The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, which included the Company’s restricted stock awards. Income allocated to these participating securities is excluded from net earnings available to common shares, as shown in the table below. Basic EPS is computed by dividing net income available to basic common shares by the weighted average number of basic common shares outstanding during the period. Diluted EPS is computed by dividing net income available to diluted common shares by the weighted average number of dilutive common shares outstanding during the period.
The following table sets forth the calculation of EPS for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	23,096	21,620	22,157
Dilutive effect of contingently convertible notes and warrants	2,213	1,058	238
Dilutive effect of stock options, net of assumed repurchase of treasury stock	—	4	8
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	5	6	6
Weighted average dilutive common shares outstanding	25,314	22,688	22,409
Basic:
Net income	$113,992	$100,209	$82,394
Less: Earnings allocated to participating securities	4,963	5,269	4,765
Earnings available to basic common shares	$109,029	$94,940	$77,629
Basic earnings per common share	$4.72	$4.39	$3.50
Diluted:
Net income	$113,992	$100,209	$82,394
Less: Earnings allocated to participating securities	4,599	5,062	4,721
Earnings available to diluted common shares	$109,393	$95,147	$77,673
Diluted earnings per common share	$4.32	$4.19	$3.47
Any options with exercise prices in excess of the average market price of the Company’s common stock, during each of the quarterly periods in the years presented, are not considered when calculating the dilutive effect of stock options for the diluted EPS calculations. The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was immaterial for each of the years ended December 31, 2013, 2012, and 2011.
As discussed in Note 12, “Long-Term Debt,” the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the 2.25% Warrants (as defined in Note 12) sold in connection with the 2.25% Notes in its diluted common shares outstanding for the diluted earnings calculation. As a result, the number of shares included in the Company's diluted shares outstanding each period varies based upon the Company's average adjusted closing common stock price during the applicable period. Although the 2.25% Purchased Options (as defined in Note 12) have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. The average adjusted closing price of the Company's common stock for each quarter of 2013 and the fourth quarter of 2012 was more than the conversion price then in effect at the end of the period, therefore, the dilutive effect of the 2.25% Notes was included in the computation of diluted EPS for such periods. Since the average price of the Company's common stock for the first three quarters of the year ended December 31, 2012 and for each of the quarterly period in the year ended December 31, 2011, was less than the conversion price in effect at the end of the respective periods, no net shares were included in the computation of diluted EPS for such periods, as the impact would have been anti-dilutive.
In addition, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants (as defined in Note 12). As a result, the number of shares included in the Company's diluted shares outstanding each period varies based upon the Company's average adjusted closing common stock price during the applicable period. Although the 3.00% Purchased Options (as defined in Note 12) have the economic benefit of decreasing

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the dilutive effect of the 3.00% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company's common stock, for each of the quarterly periods in the years ended December 31, 2013, 2012 and 2011, was more than the conversion price then in effect at the end of such periods, the dilutive effect of the 3.00% Notes was included in the computation of diluted EPS for such periods. In addition, the dilutive effect of the 3.00% Warrants was also included in the computation of diluted EPS for each quarter of 2013 and the fourth quarter of 2012.
Refer to Note 12, “Long-Term Debt,” for a description of the changes to the conversion price of both the 2.25% Notes and the 3.00% Notes as a result of the Company's decision to pay cash dividends, as well as the change in convertibility of the 3.00% Notes as of December 31, 2013.
7. INCOME TAXES
Income before income taxes by geographic area was as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Domestic	$176,156	$153,347	$128,041
Foreign	15,739	7,388	4,053
Total income before income taxes	$191,895	$160,735	$132,094
Federal, state and foreign income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Federal:
Current	$44,785	$38,129	$21,013
Deferred	19,773	14,926	22,913
State:
Current	4,231	3,956	2,934
Deferred	2,026	1,783	1,854
Foreign:
Current	6,475	1,947	928
Deferred	613	(215)	58
Provision for income taxes	$77,903	$60,526	$49,700

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actual income tax expense differed from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% to income before income taxes in 2013, 2012 and 2011 as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Provision at the U.S. federal statutory rate	$67,163	$56,257	$46,233
Increase (decrease) resulting from:
State income tax, net of benefit for federal deduction	4,228	3,455	3,492
Foreign income tax rate differential	(538)	(854)	(433)
Employment credits	(421)	(291)	(717)
Changes in valuation allowances	2,713	183	(213)
Non-deductible goodwill	1,355	—	—
Non-deductible transaction costs	1,064	—	—
Stock-based compensation	282	201	79
Other	2,057	1,575	1,259
Provision for income taxes	$77,903	$60,526	$49,700
During 2013, the Company recorded a tax provision of $77.9 million. Certain expenses for stock-based compensation recorded in 2013 in accordance with Financial Accounting Standards Board (“FASB”) guidance were non-deductible for income tax purposes. The Company also had non-deductible goodwill from the dispositions of certain domestic dealerships, as well as non-deductible transaction costs related to foreign acquisitions. In addition, the impact of the changes in the mix of the Company’s pretax income from taxable jurisdictions affected tax expenses. The Company provided valuation allowances with respect to certain foreign company deferred tax assets, as well as state net operating losses based on expectations concerning their realizability. As a result of these items, and the impact of the items occurring in 2012 discussed below, the effective tax rate for the period ended December 31, 2013 increased to 40.6%, as compared to 37.7% for the period ended December 31, 2012.
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
During 2011, the Company recorded a tax provision of $49.7 million. Certain expenses for stock-based compensation recorded in 2011 in accordance with FASB guidance were non-deductible for income tax purposes. In addition, the impact of the changes in the mix of the Company’s pretax income from taxable state jurisdictions affected state tax expenses. The Company also recognized a benefit based on tax deductible goodwill related to a franchise termination. The Company provided valuation allowances with respect to the state net operating losses based on expectations concerning their realizability. As a result of these items, and the impact of certain items occurring in 2010, the effective tax rate for the period ended December 31, 2011 decreased to 37.6%, as compared to 37.8% for the period ended December 31, 2010.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax provisions resulted from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets/liabilities resulted principally from the following:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Loss reserves and accruals	$43,451	$34,208
Interest rate swaps	8,310	16,158
Convertible note hedge on 3.00% Notes	12,547	13,961
Convertible note hedge on 2.25% Notes	6,639	9,808
State net operating loss (“NOL”) carryforwards	14,231	13,720
Foreign NOL carryforwards	13,056	—
Deferred tax assets	98,234	87,855
Valuation allowance on deferred tax assets	(28,310)	(11,393)
Net deferred tax assets	$69,924	$76,462
Deferred tax liabilities:
Goodwill and intangible franchise rights	$(141,384)	$(92,900)
Depreciation expense	(39,285)	(33,371)
Discount on 3.00% Notes	(10,483)	(11,728)
Discount on 2.25% Notes	(7,846)	(10,647)
Other	(999)	(1,374)
Deferred tax liabilities	(199,997)	(150,020)
Net deferred tax liability	$(130,073)	$(73,558)
As of December 31, 2013, the Company had state NOL carryforwards of $210.4 million that will expire between 2014 and 2033, and Brazil NOL carryforwards of $38.4 million that may be carried forward indefinitely; to the extent that the Company expects that net income will not be sufficient to realize these NOLs in certain jurisdictions, a valuation allowance has been established.
The Company had gross long-term deferred tax liabilities of $216.2 million and $173.1 million, including $27.5 million and none related to long-term foreign deferred tax liabilities, as of December 31, 2013 and 2012, respectively. The Company had gross long-term deferred tax assets of $64.9 million and $79.8 million, including immaterial amounts related to long-term foreign deferred tax assets, as of December 31, 2013 and 2012, respectively. The Company believes it is more likely than not, that its deferred tax assets, net of valuation allowances provided, will be realized, based primarily on our expectation of future taxable income, considering future reversals of existing taxable temporary differences, as well as the availability of taxable income in prior years to carry back losses to recover taxes previously paid.
The Company has not provided for U.S. deferred taxes on $20.9 million of undistributed earnings and associated withholding taxes of its foreign subsidiaries, as the Company has taken the position that its foreign earnings will be permanently reinvested outside the U.S. If a distribution of those earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, the amount of these taxes is currently not material.
The Company is subject to income tax in U.S. federal and numerous state jurisdictions, as well as in the U.K. and Brazil. Based on applicable statutes of limitations, the Company is generally no longer subject to examinations by tax authorities in years prior to 2008.
The Company had no unrecognized tax benefits as of December 31, 2013 and 2012.
The Company did not incur any interest and penalties nor accrue any interest for the years ended December 31, 2013 and 2012. When applicable, consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. ACCOUNTS AND NOTES RECEIVABLE
The Company’s accounts and notes receivable consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Amounts due from manufacturers	$78,131	$64,039
Parts and service receivables	31,950	17,879
Finance and insurance receivables	19,283	16,060
Other	7,979	14,895
Total accounts and notes receivable	137,343	112,873
Less allowance for doubtful accounts	2,285	1,645
Accounts and notes receivable, net	$135,058	$111,228
9. INVENTORIES
The Company’s inventories consisted of the following:

	December 31,
	2013	2012
	(In thousands)
New vehicles	$1,165,335	$895,484
Used vehicles	231,960	184,775
Rental vehicles	88,523	68,014
Parts, accessories and other	64,156	50,370
Total inventories	1,549,974	1,198,643
Less lower of cost or market reserves	7,656	4,355
Inventories, net	$1,542,318	$1,194,288

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. PROPERTY AND EQUIPMENT
The Company’s property and equipment consisted of the following:

	Estimated Useful Lives in Years	December 31,
		2013	2012
		(In thousands)
Land	—	$269,778	$232,944
Buildings	30 to 40	405,918	331,526
Leasehold improvements	varies	120,531	97,651
Machinery and equipment	7 to 20	79,209	69,630
Furniture and fixtures	3 to 10	70,918	61,627
Company vehicles	3 to 5	8,508	9,239
Construction in progress	—	19,224	28,188
Total		974,086	830,805
Less accumulated depreciation and amortization		177,730	163,037
Property and equipment, net		$796,356	$667,768
During 2013, the Company acquired $71.4 million of fixed assets associated with dealership acquisitions, including $21.6 million for land and $27.6 million for buildings. In addition to these acquisitions, the Company incurred $69.2 million of capital expenditures, primarily including the purchase of furniture, fixtures, and equipment and construction or renovation of facilities, and $38.8 million of purchases of land or existing buildings.
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
Depreciation and amortization expense, including amortization of capital leases, totaled $35.8 million, $31.5 million, and $27.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013 and 2012, $57.3 million, and $46.5 million of buildings were recorded under capital leases included in property, plant and equipment, before accumulated depreciation, respectively.
11. CREDIT FACILITIES
In the U.S., the Company has a $1.7 billion revolving syndicated credit arrangement with 25 financial institutions including six manufacturer-affiliated finance companies ("Revolving Credit Facility"). The Company also has a $200.0 million floorplan financing arrangement (“FMCC Facility”) with Ford Motor Credit Company (“FMCC”) for financing of Ford new vehicles in the U.S. and with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. In the U.K., the Company has financing arrangements with BMW Financial Services, Volkswagen Finance and FMCC for financing of its new and used vehicles. In Brazil, the Company has financing arrangements for new, used, and rental vehicles with several financial institutions, most of which are manufacturer affiliated. Within the Company's Consolidated Balance Sheets, Floorplan notes payable - credit facility and other primarily reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts related to the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of rental vehicles in the U.S., as well as the financing of new, used, and rental vehicles in both the U.K. and Brazil. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities. The outstanding balances under these financing arrangements were as follows:

	December 31,
	2013	2012
	(In thousands)
Floorplan notes payable — credit facility and other
New vehicles	$970,780	$837,436
Used vehicles	127,808	112,261
Rental vehicles	26,442	19,262
Floorplan offset	(56,198)	(112,261)
Total floorplan notes payable - credit facility	1,068,832	856,698
Other floorplan notes payable	18,074	—
Total floorplan notes payable - credit facility and other	$1,086,906	$856,698
Floorplan notes payable — manufacturer affiliates
FMCC Facility	$190,954	$143,028
Foreign and rental vehicles	155,618	68,937
Total	$346,572	$211,965
Revolving Credit Facility
On June 20, 2013, the Company amended its Revolving Credit Facility principally to increase the total borrowing capacity from $1.35 billion to $1.7 billion and to extend the term from an expiration date of June 1, 2016 to June 20, 2018. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.6 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition Line can be borrowed in either euros or pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $1.95 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the one-month LIBOR plus 125 basis points for new vehicle inventory and the one-month LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points for borrowings in U.S. dollars and 150 to 250 basis points on borrowings in euros or pound sterling, depending on the Company’s total adjusted leverage ratio. The Floorplan Line also requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $6.8 million of related unamortized costs as of December 31, 2013 that are being amortized over the term of the facility.
After considering the outstanding balance of $1,068.8 million at December 31, 2013, the Company had $311.2 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $311.2 million available borrowings under the Floorplan Line was $56.2 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.4% as of December 31, 2013 and 1.7% as of December 31, 2012, excluding the impact of the Company’s interest rate swaps. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. With regards to the Acquisition Line, borrowings outstanding as of December 31, 2013 were $60.0 million. After considering $32.0 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $228.0 million of available borrowing capacity under the Acquisition Line as of December 31, 2013. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company's obligations under the Revolving Credit Facility are secured by essentially all of the Company's domestic personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities ("Restricted Payments"). The Restricted Payments cannot exceed the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income of the Company for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of December 31, 2013, the Restricted Payment Basket totaled $164.0 million.
As of December 31, 2013 and 2012, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory, including affiliated brands. This arrangement provides for $200.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of December 31, 2013, the Company had an outstanding balance of $191.0 million under the FMCC Facility with an available floorplan borrowing capacity of $9.0 million. During the fourth quarter of 2013, the Prime rate floor of 3.50% was eliminated, thus this facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. As of December 31, 2013 and 2012, the interest rate on the FMCC Facility was 4.75% and 5.25%, respectively, before considering the applicable incentives.
Other Credit Facilities
The Company has credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.09% to 3.95%, as of December 31, 2013.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazil operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of December 31, 2013, the interest rates charged on borrowings outstanding under these facilities ranged from 14.3% to 18.3%.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of December 31, 2013, the interest rate charged on borrowings related to the Company’s rental vehicle fleet varied up to 4.75%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consisted of the following:

	December 31,
	2013	2012
	(In thousands)
2.25% Convertible Senior Notes due 2036 (principal of $182,753 at December 31, 2013 and 2012, respectively)	$160,334	$152,363
3.00% Convertible Senior Notes due 2020 (principal of $115,000 at December 31, 2013 and 2012, respectively)	84,305	80,706
Real Estate Credit Facility	67,719	56,677
Acquisition Line	60,000	—
Other real estate related and long-term debt	279,167	249,710
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 10.3%	47,553	38,232
	699,078	577,688
Less current maturities of real estate credit facility and other long-term debt	35,389	22,672
	$663,689	$555,016
Included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012 was $0.8 million and $8.7 million, respectively, of short-term financing that is due within one year of the respective balance sheet date.
2.25% Convertible Senior Notes
The Company’s outstanding 2.25% Notes bear interest at a rate of 2.25% per year until June 15, 2016, and at a rate of 2.00% per year thereafter. Interest on the 2.25% Notes is payable semiannually, in arrears, in cash on June 15 and December 15 of each year. The 2.25% Notes mature on June 15, 2036, unless earlier converted, redeemed or repurchased. To date, we have redeemed $104.7 million par value of outstanding 2.25% Notes.
The Company may redeem all or part of the 2.25% Notes if the last reported sale price of the Company's common stock is greater than or equal to 130% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading date ending on the trading day prior to the date on which the Company mails the redemption notice. On or after June 15, 2016, the Company may redeem all or part of the 2.25% Notes at any time. Any redemption of the 2.25% Notes will be for cash at 100% of the principal amount of the 2.25% Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Holders of the 2.25% Notes may require the Company to repurchase all or a portion of the 2.25% Notes on each of June 15, 2016 and June 15, 2026. In addition, if the Company experiences specified types of fundamental changes, including a change in control or delisting of the company's common stock, holders of the 2.25% Notes may require the Company to repurchase the 2.25% Notes. Any repurchase of the 2.25% Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 2.25% Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the purchase date.
The 2.25% Notes are convertible into cash and, if applicable, common stock based on the then-applicable conversion rate under the following circumstances: (a) during any calendar quarter (and only during such calendar quarter), if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or more than 130% of the applicable conversion price per share (or $77.12 as of December 31, 2013); (b) during the five business day period after any ten consecutive trading day period in which the trading price per 2.25% for each day of the ten day trading period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate on that day; and (c) upon the occurrence of specified corporate transactions set forth in the indenture governing the 2.25% Notes(the "2.25% Notes Indenture") . In general, as described more fully in the 2.25% Notes Indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of the Company’s common stock. The if-converted value of the 2.25% Notes exceeded the principal amount of the 2.25% Notes by $36.0 million at December 31, 2013. In addition, the holders of the 2.25% Notes who convert their notes in connection with a

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change in control, or in the event that the Company’s common stock ceases to be listed, as defined in the indenture governing the 2.25% Notes Indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate.
The initial conversion rate for the 2.25% Notes was 16.827 shares of common stock per $1,000 principal amount of 2.25% Notes, which was equivalent to an initial conversion price of $59.43 per share. As of December 31, 2013, the conversion rate was 16.858 shares of common stock per $1,000 principal amount of 2.25% Notes, equivalent to a per share stock price of $59.32, which was adjusted as the result of the Company's decision to pay cash dividends in excess of $0.14 per share in 2013. If any cash dividend or distribution in excess of $0.14 per share is made to all, or substantially all, holders of the Company's common stock in the future, the conversion rate will be adjusted based on the formula defined in the 2.25% Notes Indenture.
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
In connection with the issuance of the 2.25% Notes, the Company purchased ten-year call options on its common stock (“2.25% Purchased Options”). Under the terms of the 2.25% Purchased Options, which become exercisable upon conversion of the 2.25% Notes, the Company has the right to receive a total of 3.1 million shares of its common stock at the conversion price then in effect. The exercise price of the 2.25% Purchased Options is subject to certain adjustments that mirror the adjustments to the conversion price of the 2.25% Notes (including payments of cash dividend in excess of $0.14 per share).
In addition to the purchase of the Purchased Options, the Company sold warrants in separate transactions (“2.25% Warrants”). These 2.25% Warrants have a ten year term and enable the holders to acquire shares of the Company’s common stock from the Company. The 2.25% Warrants are exercisable for a total of 3.1 million shares of the Company’s common stock at the then current adjusted common stock price, which is adjusted for quarterly dividends in excess of $0.14 per quarter, liquidation, bankruptcy, or a change in control of the Company and the failure by the Company to deliver registered securities to the purchasers upon exercise of the 2.25% warrants. Subject to these adjustments, the maximum amount of shares of the Company’s common stock that could be required to be issued under the 2.25% Warrants is 6.2 million shares. Upon exercise of the 2.25% Warrants, the Company will settle the difference between the then market price and the strike price of the 2.25% Warrants in shares of its Common Stock. The proceeds from the sale of the 2.25% Warrants were $80.6 million, which were recorded as an increase to additional paid-in. As a result of the Company’s decision to pay cash dividends in excess of $0.14 during the 2013, the exercise price was $80.16 as of December 31, 2013. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be further adjusted based on the formula defined in the 2.25% Notes Indenture.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2013, 2012, and 2011 the Company did not repurchase any of its 2.25% Notes. As of December 31, 2013 and 2012, respectively, the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Carrying amount of equity component	$65,270	$65,270
Allocated underwriter fees, net of taxes	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)
Total net equity component	$63,737	$63,737
Deferred income tax component	$8,023	$10,846
Principal amount of 2.25% Notes	$182,753	$182,753
Unamortized discount	(21,574)	(29,244)
Unamortized underwriter fees	(845)	(1,146)
Net carrying amount of liability component	$160,334	$152,363
Unamortized debt issuance cost	$33	$45
For the years ended December 31, 2013, 2012, and 2011, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Year-to-date contractual interest expense	$4,112	$4,112	$4,119
Year-to-date discount amortization(1)	$7,530	$6,948	$6,409
Effective interest rate of liability component	7.7%	7.7%	7.7%
(1) Represents the incremental impact of the accounting for convertible debt as primarily codified in ASC 470. As of December 31, 2013, the Company anticipates that the average annual impact over the remaining term of the 2.25% Notes will increase by approximately $0.6 million.
3.00% Convertible Senior Notes
The Company’s outstanding 3.00% Notes bear interest at a rate of 3.00% per annum until maturity. Interest is payable semiannually, in arrears, in cash on March 15 and September 15 of each year. If and when the 3.00% Notes are converted, the Company will pay cash for the principal amount of each Note and, if applicable, shares of its common stock based on a daily conversion value calculated on a proportionate basis for each volume weighted average price (“VWAP”) trading day (as defined in the indenture governing the 3.00% Notes (“3.00% Notes Indenture”)) in the relevant 25 VWAP trading day observation period. In general, as described more fully in the indenture, converting holders will receive, in respect of each $1,000 principal amount of notes being converted, the conversion value in cash up to $1,000 and the excess, if any, of the conversion value over $1,000 in shares of the Company’s common stock. The 3.00% Notes mature on March 15, 2020, unless earlier repurchased or converted in accordance with their terms prior to such date.
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
The holders of the 3.00% Notes could convert their notes in connection with a change in control, or in the event that the Company's common stock ceases to be listed, as defined in the 3.00% Notes Indenture, and may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, if one of these events were to occur, the holders of the 3.00% Notes may require the Company to repurchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the 3.00% Notes, plus accrued and unpaid interest, if any.
The initial conversion rate for the 3.00% Notes was 25.899 shares of common stock per $1,000 principal amount of 3.00% Notes, which was equivalent to an initial conversion price of $38.61 per share. As of December 31, 2013, the conversion

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate was 26.809 shares of common stock per $1,000 principal amount of 3.00% Notes, equivalent to a per share stock price of $37.30, which was adjusted as the result of the Company’s decision to pay cash dividends in 2013. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be further adjusted based on the formula defined in the 3.00% Notes Indenture.
The 3.00% Notes are convertible into cash and, if applicable, common stock based on the then-applicable conversion rate under the following circumstances: (a) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $48.49 as of December 31, 2013) ("3.00% Stock Price Trigger"); (b) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount for each day of the ten day trading period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 3.00% Notes on that day; and (c) upon the occurrence of specified corporate transactions set forth in the 3.00% Notes Indenture. Upon conversion, a holder will receive an amount in cash and, if applicable, shares of the Company’s common stock, determined in the manner set forth in the 3.00% Notes Indenture.
As a result of the 3.00% Stock Price Trigger as of December 31, 2013, the 3.00% Notes are convertible at the option of the holders during the three months ending March 31, 2014. As such, the Company reclassified the redeemable equity portion of the 3.00% Notes to temporary equity from the additional paid-in capital component of permanent equity on the Consolidated Balance Sheet as of December, 31, 2013. The debt portion of the 3.00% Notes continued to be classified as a long-term liability as of December 31, 2013, since the Company has the intent and ability to refinance any conversion of the 3.00% Notes with another long-term debt instrument. The combination of the debt portion and temporary equity portion represents the aggregate principal obligation of the 3.00% Notes redeemable at the option of the holders as of December 31, 2013. The if-converted value of the 3.00% Notes exceeded the principal amount of the 3.00% Notes by $104.0 million at December 31, 2013.
Underwriters’ fees totaled $3.5 million, a portion of which were recorded as a reduction of the 3.00% Notes balance, and are being amortized over a period of ten years. The remainder was recognized as a reduction of Additional Paid-In Capital in the Consolidated Balance Sheet. The amount to be amortized each period is calculated using the effective interest method. Debt issuance costs totaled $0.5 million, a portion of which was recorded in Other Assets in the Consolidated Balance Sheet, and also being amortized over a period of ten years using the effective interest method. The remainder was recognized as a reduction of Additional Paid-In Capital in the Consolidated Balance Sheet.
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
In addition to the purchase of the 3.00% Purchased Options, the Company sold warrants in separate transactions. The 3.00% Warrants have a ten-year term and enable the holders to acquire shares of the Company’s common stock from the Company. The 3.00% Warrants are exercisable for a total of 3.1 million shares of the Company’s common stock at the current adjusted price, which is an 80% premium to the closing price of the Company’s common stock on the date that the 3.00% Notes were priced to investors. The exercise price is subject to adjustment for quarterly dividends, liquidation, bankruptcy, or a change in control of the Company and other conditions, including a failure by the Company to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of the Company’s common stock that could be required to be issued under the 3.00% Warrants is 5.5 million shares. On exercise of the 3.00% Warrants, the Company will settle the difference between the then market price and the strike price of the 3.00% Warrants in shares of the Company’s common stock. The proceeds from the sale of the 3.00% Warrants were $29.3 million. As a result of the Company’s decision to pay cash dividends in 2013, the exercise price was $54.81 as of December 31, 2013. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 3.00% Purchased Options and 3.00% Warrant transactions were designed to increase the conversion price per share of the Company's common stock, and therefore, mitigate the potential dilution of its common stock upon conversion of the 3.00% Notes, if any. As of December 31, 2013, the impact of the 3.00% Purchased Options and 3.00% Warrants increased the conversion price of the Company’s common stock from $37.30 to $54.81.
The Company determined the discount applicable to its 3.00% Notes using the estimated effective interest rate for similar debt with no convertible features. The effective interest rate may change in the future as a result of future repurchases of the 3.00% Notes. The Company utilized a ten year term for the assessment of the fair value of its 3.00% Notes. As of December 31, 2013 and 2012, the carrying value of the 3.00% Notes, related discount and equity component consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Carrying amount of equity component	$25,359	$25,359
Allocated underwriter fees, net of taxes	(760)	(760)
Allocated debt issuance cost, net of taxes	(112)	(112)
Total net equity component	$24,487	$24,487
Deferred income tax component	$10,625	$11,844
Principal amount of 3.00% Notes	$115,000	$115,000
Unamortized discount	(29,094)	(32,505)
Unamortized underwriter fees	(1,601)	(1,789)
Net carrying amount of liability component	$84,305	$80,706
Unamortized debt issuance cost	$236	$264
For the years ended December 31, 2013 and 2012, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Year-to-date contractual interest expense	$3,450	$3,450	$3,461
Year-to-date discount amortization(1)	$3,251	$2,966	$2,706
Effective interest rate of liability component	8.6%	8.6%	8.6%
(1) Represents the incremental impact of the accounting for convertible debt as primarily codified in ASC 470. As of December 31, 2013, the Company anticipates that the average annual impact over the remaining term of the 3.00% Notes will increase by approximately $0.4 million.
Real Estate Credit Facility
Group 1 Realty, Inc., a wholly-owned subsidiary of the Company, entered into a real estate credit facility with Bank of America, N.A. and Comerica Bank (the “Real Estate Credit Facility”) providing the right for up to $99.1 million of term loans, of which $74.1 million had been used as of December 31, 2013. The term loans can be expanded provided that (a) no default or event of default exists under the Real Estate Credit Facility; (b) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. This facility is guaranteed by the Company and substantially all of the domestic subsidiaries of the Company and is secured by the real property owned by the Company that is mortgaged under the Real Estate Credit Facility. The Company capitalized $1.1 million of debt issuance costs related to the Real Estate Credit Facility that are being amortized over the term of the facility, $0.6 million of which were still unamortized as of December 31, 2013.
The interest rate is equal to (a) the per annum rate equal to one-month LIBOR plus 2.00% per annum, determined on the first day of each month; or (b) 0.95% per annum in excess of the higher of (i) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (ii) the Federal Funds Rate adjusted daily, plus 0.5% or (iii) the per annum rate equal to the one-month LIBOR plus 1.05% per annum. The Federal Funds Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and is required to repay the aggregate amount outstanding on the maturity dates of the individual property borrowings, ranging from December 29, 2015 through February 27, 2017. During the year ended December 31, 2013, the Company borrowed $19.6 million and made principal payments of $8.6 million on outstanding borrowings from the Real Estate Credit Facility. As of December 31, 2013, borrowings outstanding under the Real Estate Credit Facility totaled $67.7 million, with $3.4 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
The Real Estate Credit Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. In addition, the Real Estate Credit Facility requires certain financial covenants that are identical to those contained in the Company’s Revolving Credit Facility. As of December 31, 2013, the Company was in compliance with all applicable covenants and ratios under the Real Estate Credit Facility.
Acquisition Line
On June 20, 2013 we amended our Revolving Credit Facility principally to increase the total borrowing capacity from $1.35 billion to $1.7 billion and to extend the term from an expiration date of June 1, 2016 to June 20, 2018. This arrangement provides a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions. Borrowings outstanding under the Acquisition Line as of December 31, 2013 were $60.0 million. See Note 11, "Credit Facilities," for further discussion on the Company's Revolving Credit Facility and Acquisition Line.
Real Estate Related Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with four of its manufacturer-affiliated finance partners - Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”), FMCC and several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.67% and 9.00%, and at variable indexed rates plus a spread between 1.95% and 3.35% per annum. The Company capitalized $1.3 million of related debt issuance costs related to the Real Estate Notes that are being amortized over the terms of the notes, $0.7 million of which were still unamortized as of December 31, 2013.
The loan agreements with TMCC consist of eight term loans. As of December 31, 2013, $51.6 million was outstanding under the TMCC term loans with $7.0 million classified as a current maturity of long-term debt as compared to $48.0 million outstanding with $5.3 million classified as current as of December 31, 2012. These loans will mature by September 2020 and provide for monthly payments based on a 20-year amortization schedule. These eight loans are cross-collateralized and cross-defaulted with each other and are cross-defaulted with the Revolving Credit Facility.
The loan agreements with MBFS consist of three term loans. As of December 31, 2013, $45.5 million was outstanding under the MBFS term loans with $1.7 million classified as a current maturity of long-term debt as compared to $47.1 million outstanding under the MBFS term loans with $1.6 million classified as current as of December 31, 2012. The agreements provide for monthly payments based on a 20-year amortization schedule and will mature by December 2030. These three loans are cross-collateralized and cross-defaulted with each other and are also cross-defaulted with the Revolving Credit Facility.
The loan agreements with BMWFS consist of 14 term loans. As of December 31, 2013, $70.1 million was outstanding under the BMWFS term loans with $4.1 million classified as a current maturity of long-term debt as compared to $76.3 million outstanding with $4.1 million classified as current as of December 31, 2012. The agreements provide for monthly payments based on a 15-year amortization schedule and will mature by September 2019 . In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These 14 loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.
In addition, agreements with third-party financial institutions consist of 11 term loans for an aggregate principal amount of $77.5 million, to finance real estate associated with the Company’s dealerships. These loans are inclusive of the Company's one term loan with FMCC with $5.4 million outstanding and $0.2 million classified as a current maturity of long-term debt. The loans are being repaid in monthly installments that will mature by November 2022. As of December 31, 2013, borrowings under these notes totaled $69.8 million, with $3.8 million classified as a current maturity of long-term debt as compared to $54.8 million outstanding with $3.2 million classified as current as of December 31, 2012. These 11 loans are cross-defaulted with the Revolving Credit Facility.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has also entered into separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by the Company’s U.K. properties. These mortgage loans (collectively, "Foreign Notes") are being repaid in monthly installments that mature August 2027. As of December 31, 2013, borrowings under the Foreign Notes totaled $37.7 million, with $10.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
All Long-Term Debt
Total interest expense on the 3.00% Notes and the 2.25% Notes for the years ended December 31, 2013, 2012 and 2011 was $7.6 million, $7.6 million and $7.6 million, excluding amortization cost of $11.1 million, $10.2 million and $9.4 million, respectively.
Total interest expense on the Real Estate Credit Facility, real estate related debt, and Acquisition Line for the years ended December 31, 2013, 2012 and 2011, was $13.1 million, $12.7 million and $11.2 million, excluding amortization cost of $0.5 million for each year, respectively. Also excluded is the impact of the interest rate derivative instruments related to the Real Estate Credit Facility of $1.2 million, $1.2 million and $1.0 million for the years ended December 31, 2013, 2012, and 2011 respectively.
In addition, the Company incurred $5.5 million, $5.3 million and $4.0 million of total interest expense related to capital leases and various other notes payable, net of interest income, for the years ended December 31, 2013, 2012, and 2011, respectively.
The Company capitalized $0.8 million, $0.7 million, and $0.6 million of interest on construction projects in 2013, 2012 and 2011, respectively. The aggregate annual maturities of long-term debt for the next five years are as follows:

Total
(In thousands)
Year Ended December 31,
2014	$35,389
2015	32,652
2016	94,919
2017	89,704
2018	98,027
Thereafter	348,387
Total	$699,078

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
Asset and liabilities recorded at fair value in the accompanying balance sheets as of December 31, 2013 and 2012, respectively, were as follows:

	As of December 31, 2013
	Level 1	Level 2	Total
	(In thousands)
Assets:
Interest rate derivative financial instruments	$—	$3,919	$3,919
Total	$—	$3,919	$3,919
Liabilities:
Interest rate derivative financial instruments	$—	$26,078	$26,078
Total	$—	$26,078	$26,078

	As of December 31, 2012
	Level 1	Level 2	Total
	(In thousands)
Assets:
Debt securities:
Demand obligations	$—	$616	$616
Total	$—	$616	$616
Liabilities:
Interest rate derivative financial instruments	$—	$43,089	$43,089
Total	$—	$43,089	$43,089
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2011, an adverse jury verdict was rendered against the Company in the San Diego County Superior Court, awarding $7.5 million to the plaintiff who sought reimbursement for medical expenses, lost wages and pain and suffering arising from an accident involving one of the Company’s customer shuttle vans and the plaintiff’s motorcycle. The Company’s insurance covered any loss in excess of its $1.0 million self-insured retention relative to this matter. The Company fully accrued the amount of the award and the related insurance charge as a current account receivable and a current accrued expense, respectively, in the Consolidated Balance Sheet as of December 31, 2011. In the third quarter of 2013, the insurance company settled this matter with the plaintiff, the Company paid its self-insured retention and the full amount of the current account receivable and current accrued expense was settled as originally anticipated.
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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $25.2 million as of December 31, 2013. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company does not have any known material environmental commitments or contingencies and presently has no reason to believe that it or its subsidiaries will be called on to so perform.
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
15. ASSET IMPAIRMENTS
During the fourth quarters of 2013, 2012, and 2011, the Company performed its annual impairment assessment of the carrying value of its goodwill and intangible franchise rights. In such assessment, the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (step one of the goodwill impairment test). As a result, the Company was not required to conduct the second step of the impairment test. During the fourth quarter of 2013, the Company determined that the carrying value of certain of its intangible franchise rights was greater than the fair value and as such a $5.4 million pre-tax non-cash asset impairment charge was recognized. In addition, the Company also determined that the carrying value of various other long-term assets was no longer recoverable, and recognized $1.1 million in pre-tax non-cash asset impairment charges during the twelve months ended December 31, 2013.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If in future periods, the Company determines that the carrying amount of its net assets exceeds the respective fair value as a result of step one of its goodwill impairment test for any or all of its reporting units, the application of the second step of the impairment test could result in a material non-cash impairment charge to the goodwill associated with the reporting unit(s). If any of the Company's assumptions change, or fail to materialize, the resulting decline in its estimated fair market value of intangible franchise rights could result in a material non-cash impairment charge. For example, if the Company's assumptions regarding the risk-free rate and cost of debt differed such that the estimated WACC used in its 2013 assessment for the franchises acquired prior to January 1, 2013 increased by 200 basis points, and all other assumptions remained constant, an additional $10.6 million of non-cash franchise rights impairment charges, would have resulted. However, none of the Company's reporting units would have failed the step one impairment test for goodwill. Further, if the Company forecasted no new vehicle sales growth beyond 2015 in the 2013 impairment assessment for the franchises acquired prior to January 1, 2013 and all other assumptions remained constant, an additional $1.9 million of non-cash franchise rights impairment charges would have resulted. And, again, none of the Company’s reporting units would have failed the step one impairment test for goodwill.
During 2012, the Company recorded the following non-cash impairment charges, all of which are reflected in asset impairments in the accompanying Consolidated Statement of Operations:

•
In the fourth quarter of 2012, the Company determined that the carrying value of certain of its intangible franchise rights was greater than the fair value and as such a non-cash asset impairment was recognized for $7.0 million of pre-tax non-cash asset impairment charges.

•	The Company also determined that the carrying value of various other long-term assets was no longer recoverable, and recognized $0.3 million in pre-tax non-cash asset impairment charges.
During 2011, the Company recorded the following non-cash impairment charges, all of which are reflected in asset impairments in the accompanying Consolidated Statement of Operations:

•
The Company determined that a certain real estate investment qualified as held-for-sale during the third quarter of 2011. As a result, the Company adjusted the respective carrying values of the assets to their estimated fair market values, as determined by third-party appraisals and brokers’ opinions of values. The Company recorded $3.2 million of pre-tax non-cash asset impairment charges. Subsequently, in the fourth quarter of 2011, the plan to dispose of the real estate investment was terminated due to non-performance on the buyer's part. As a result, the real estate investment no longer qualified as held-for-sale and the assets were subsequently reclassified as held-for-use prior to December 31, 2011.

•	The Company also determined that the carrying value of various other long-term assets was no longer recoverable, and recognized $1.6 million in pre-tax non-cash asset impairment charges.

•	In the fourth quarter of 2011, the Company, through its annual assessment of intangible franchise rights, identified no corresponding impairments.
16. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts:

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2011	$168,783	$1,904	$—	$170,687
Additions through acquisitions	27,434	6,269	—	33,703
Disposals	(1,661)	—	—	(1,661)
Impairments	(6,988)	—	—	(6,988)
Currency Translation	—	317	—	317
BALANCE, December 31, 2012	187,568	8,490	—	196,058
Additions through acquisitions	40,038	—	90,696	130,734
Disposals	(5,826)	—	—	(5,826)
Impairments	(5,368)	—	—	(5,368)
Currency Translation	—	169	(14,262)	(14,093)
BALANCE, December 31, 2013	$216,412	$8,659	$76,434	$301,505

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2011	$523,940	$7,518	$—	$531,458	(1)
Additions through acquisitions	42,307	9,392	—	51,699
Disposals	(1,309)	—	—	(1,309)
Currency Translation	—	670	—	670
Tax adjustments	(134)	—	—	(134)
BALANCE, December 31, 2012	564,804	17,580	—	582,384	(1)
Additions through acquisitions	54,131	1,546	121,644	177,321
Disposals	(6,333)	—	—	(6,333)
Currency Translation	—	476	(16,411)	(15,935)
Tax adjustments	(134)	—	—	(134)
BALANCE, December 31, 2013	$612,468	$19,602	$105,233	$737,303	(1)
(1) Net of accumulated impairment of $40.3 million
The increase in the Company’s goodwill in 2013 was primarily related to the goodwill associated with the purchase of 18 dealerships in Brazil, four dealerships in the U.K. and nine dealerships in the U.S.
The increase in the Company’s goodwill in 2012 was primarily related to the goodwill associated with the purchase of six dealerships in the U.K. and ten dealerships in the U.S.
The increase in the Company’s intangible franchise rights in 2013 and 2012 was primarily related to the acquisitions described above. The allocation of the purchase price for the 2013 acquisitions, including the valuation of intangible franchise rights and goodwill, is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period.
17. EMPLOYEE SAVINGS PLANS
The Company has a deferred compensation plan to provide select employees and non-employee members of the Company’s Board of Directors with the opportunity to accumulate additional savings for retirement on a tax-deferred basis (“Deferred Compensation Plan”). Participants in the Deferred Compensation Plan are allowed to defer receipt of a portion of their salary and/or bonus compensation, or in the case of the Company’s non-employee directors, annual retainer and meeting fees, earned. The participants can choose from various defined investment options to determine their earnings crediting rate; however, the Company has complete discretion over how the funds are utilized. Participants in the Deferred Compensation Plan are unsecured creditors of the Company. The balances due to participants of the Deferred Compensation Plan as of December 31, 2013 and 2012 were $30.5 million and $26.2 million, respectively, and are included in other liabilities in the accompanying Consolidated Balance Sheets.
The Company offers a 401(k) plan to all of its employees. For the years ended December 31, 2013 and 2012, the matching contributions paid by the Company totaled $4.1 million and $3.7 million, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. OPERATING LEASES
The Company leases various facilities and equipment under long-term operating lease agreements. Generally, our real estate and facility leases have 30-year total terms with initial terms of 15 years and three additional five-year terms, at our option.
Future minimum lease payments for non-cancelable operating leases as of December 31, 2013, are as follows:

Total
(In thousands)
Year Ended December 31,
2014	$55,641
2015	51,936
2016	47,604
2017	42,818
2018	35,029
Thereafter	135,437
Total (1)	$368,465
(1) Includes $2.3 million of future, non-cancelable sublease payments to be received.
Total rent expense under all operating leases was $59.7 million, $50.4 million, and $48.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
19. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in the balances of each component of accumulated other comprehensive income for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Unrealized Gain (Loss) on Foreign Currency Translation	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Income
	(In thousands)
BALANCE, December 31, 2010	$(7,852)	$50	$(10,953)	$(18,755)
Other comprehensive income (loss), net of tax	(117)	(42)	(10,322)	(10,481)
BALANCE, December 31, 2011	(7,969)	8	(21,275)	(29,236)
Other comprehensive income (loss), net of tax	1,843	(8)	(5,656)	(3,821)
BALANCE, December 31, 2012	(6,126)	—	(26,931)	(33,057)
Other comprehensive income (loss), net of tax	(31,701)	—	13,081	(18,620)
BALANCE, December 31, 2013	$(37,827)	$—	$(13,850)	$(51,677)

20. SEGMENT INFORMATION

As of December 31, 2013, the company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new vehicles, used vehicles, parts and automotive services, finance and insurance products, and collision centers. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segments and therefore the corporate financial results are included within the U.S. reportable segment.

The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer. Reportable segment revenue, gross profit, SG&A, depreciation and amortization expense, asset impairment, floorplan interest expense,

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other interest expense, provision for income taxes, net income and capital expenditures were as follows for the years ended December 31, 2013, 2012 and 2011:

	Year Ended 31 December, 2013
	U.S.	U.K.	Brazil (1)	Total
	(In thousands)
New vehicle retail sales	$4,220,913	$441,537	$562,471	$5,224,921
Used vehicle retail sales	1,728,072	221,590	89,766	2,039,428
Used vehicle wholesale sales	236,995	66,077	29,113	332,185
Parts and service	878,951	67,557	64,177	1,010,685
Finance and insurance	288,409	14,028	8,925	311,362
Total revenues	7,353,340	810,789	754,452	8,918,581
Gross profit	1,116,415	93,221	82,910	1,292,546
Selling, general and administrative expense (2)	830,275	74,777	71,804	976,856
Depreciation and amortization expense	31,671	2,573	1,582	35,826
Asset impairment	6,542	—	—	6,542
Floorplan interest expense	(33,789)	(1,589)	(6,289)	(41,667)
Other interest (expense) income, net	(37,982)	(1,158)	169	(38,971)
Other expense, net	—	—	(789)	(789)
Income before income taxes	176,156	13,124	2,615	191,895
Provision for income taxes	70,815	3,064	4,024	77,903
Net income (loss) (3)	105,340	10,061	(1,409)	113,992
Capital expenditures	64,442	1,489	3,285	69,216
(1) Includes financial data from the date of acquisition in February 2013.
(2) Includes loss due to catastrophic events of $12.2 million, a net gain on real estate and dealership transactions of $10.2 million, acquisition costs of $5.2 million and severance costs of $0.6 million, in the U.S. segment. Also, includes acquisition costs of $0.1 million in the U.K. segment. Includes acquisition costs of $1.2 million and severance costs of $0.3 million, in the Brazil segment.
(3) Includes the following, after tax: loss due to catastrophic events of $7.4 million, net gain on real estate and dealership transactions of $5.4 million, non-cash asset impairment charges of $4.0 million, acquisition costs of $3.2 million, income tax effect of non-deductible acquisition costs of $1.7 million and severance costs of $0.4 million, in the U.S. segment. Also, includes acquisition costs of $0.1 million and income tax effect of reserve for certain deferred tax assets of $0.1 million, in the U.K. segment. Includes income tax effect of reserve for certain deferred tax assets of $3.5 million, acquisition costs of $1.3 million, and severance costs of $0.3 million, in the Brazil segment.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended 31 December, 2012
	U.S.	U.K.	Brazil	Total
	(In thousands)
New vehicle retail sales	$4,004,211	$286,887	$—	$4,291,098
Used vehicle retail sales	1,623,588	133,330	—	1,756,918
Used vehicle wholesale sales	240,789	47,350	—	288,139
Parts and service	833,964	46,106	—	880,070
Finance and insurance	251,458	8,417	—	259,875
Total revenues	6,954,010	522,090	—	7,476,100
Gross profit	1,054,270	62,982	—	1,117,252
Selling, general and administrative expense (1)	796,998	51,448	—	848,446
Depreciation and amortization expense	29,137	2,397	—	31,534
Asset impairment	7,276	—	—	7,276
Floorplan interest expense	(30,736)	(1,060)	—	(31,796)
Other interest expense, net	(36,831)	(634)	—	(37,465)
Income before income taxes	153,292	7,443	—	160,735
Provision for income taxes	58,794	1,732	—	60,526
Net income (2)	94,498	5,711	—	100,209
Capital expenditures	61,214	747	—	61,961

(1) Includes loss due to catastrophic events of $4.6 million, acquisition costs of $1.8 million, a net gain on real estate and dealership transactions of $1.5 million and severance costs of $0.3 million, in the U.S. segment. Also, includes severance cost of $0.4 million, in the U.K. segment.

(2) Includes the following, after tax: non-cash asset impairment charges of $4.4 million, loss due to catastrophic events of $2.9 million, acquisition costs of $1.1 million, a net gain on real estate and dealership transactions of $0.9 million and severance costs of $0.2 million, in the U.S. segment. Also, includes severance costs of $0.3 million, in the U.K. segment.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended 31 December, 2011
	U.S.	U.K.	Brazil	Total
	(In thousands)
New vehicle retail sales	$3,227,642	$175,005	$—	$3,402,647
Used vehicle retail sales	1,333,185	83,335	—	1,416,520
Used vehicle wholesale sales	223,808	27,235	—	251,043
Parts and service	784,196	29,623	—	813,819
Finance and insurance	191,397	4,339	—	195,736
Total revenues	5,760,228	319,537	—	6,079,765
Gross profit	923,037	37,563	—	960,600
Selling, general and administrative expense (1)	704,773	30,456	—	735,229
Depreciation and amortization expense	24,999	2,064	—	27,063
Asset impairment	4,805	—	—	4,805
Floorplan interest expense	(27,244)	(443)	—	(27,687)
Other interest expense, net	(33,249)	(473)	—	(33,722)
Income before income taxes	127,967	4,127	—	132,094
Provision for income taxes	48,715	985	—	49,700
Net income	79,252	3,142	—	82,394
Capital expenditures	39,630	519	—	40,149
(1) Includes legal accrual of $1.0 million in the U.S. segment.

Reportable segment goodwill and intangible franchise rights and total assets by segment were as follows:

	As of December 31, 2013
	U.S.	U.K.	Brazil	Total
	(In thousands)
Goodwill and intangible franchise rights	$828,881	$28,261	$181,666	$1,038,808
Total assets	$3,241,192	$237,960	$340,326	$3,819,478
Net assets	$810,301	$69,405	$187,096	$1,066,802

	As of December 31, 2012
	U.S.	U.K.	Brazil	Total
	(In thousands)
Goodwill and intangible franchise rights	$752,372	$26,070	$—	$778,442
Total assets	$2,860,771	$162,244	$—	$3,023,015
Net assets	$837,101	$57,862	$—	$894,963

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Full Year
	(In thousands, except per share data)
Year Ended December 31,
2013
Total revenues	$1,963,832	$2,335,110	$2,340,147	$2,279,492	$8,918,581
Gross profit	300,489	341,274	329,462	321,321	1,292,546
Net income	22,118	37,388	32,765	21,721	113,992
Basic earnings per share(1)	0.95	1.53	1.34	0.89	4.72
Diluted earnings per share(1)	0.88	1.43	1.19	0.81	4.32
2012
Total revenues	$1,664,745	$1,895,826	$1,976,572	$1,938,957	$7,476,100
Gross profit	260,424	285,344	291,231	280,253	1,117,252
Net income	23,117	28,625	31,335	17,132	100,209
Basic earnings per share(1)	1.01	1.25	1.38	0.75	4.39
Diluted earnings per share(1)	0.97	1.20	1.32	0.70	4.19
(1) The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.
During 2013, the Company incurred charges of $6.5 million related to the impairment of assets, of which $5.4 million was incurred during the fourth quarter, primarily related to the Company’s intangible assets other than goodwill. Included in net income, the Company recorded a valuation allowance of $3.5 million on certain of its deferred tax assets during the fourth quarter of 2013, primarily associated with net operating losses recognized in foreign jurisdictions. Of this total, $2.3 million related to deferred tax assets recognized during the first, second and third quarters of 2013. The Company determined that the impact of failing to record the necessary valuation allowance adjustments in each of the first three quarters of 2013 was not material to those individual quarters and the correcting cumulative adjustment in the fourth quarter of 2013 was not material to that quarter.
During 2012, the Company incurred charges of $7.3 million related to the impairment of assets, of which $7.0 million was incurred during the fourth quarter, primarily related to the impairment of certain leasehold improvements.
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

2.2	—
Amendment dated as of February 27, 2013 to Share Purchase Agreement dated as of January 24, 2013, by and among Group 1 Automotive, Inc. and the Shareholders of UAB Motors Participações S.A. named therein and UAB Motors Participações S.A., as Intervening and Consenting Party (Incorporated by reference to Exhibit 2.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended September 30, 2013)

2.3	—
Second Amendment dated as of May 29, 2013 to Share Purchase Agreement dated as of January 24, 2013, by and among Group 1 Automotive, Inc. and the Shareholders of UAB Motors Participações S.A. named therein and UAB Motors Participações S.A., as Intervening and Consenting Party (Incorporated by reference to Exhibit 2.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended September 30, 2013)

2.4	—
Third Amendment dated as of July 26, 2013 to Share Purchase Agreement dated as of January 24, 2013, by and among Group 1 Automotive, Inc. and the Shareholders of UAB Motors Participações S.A. named therein and UAB Motors Participações S.A., as Intervening and Consenting Party (Incorporated by reference to Exhibit 2.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended September 30, 2013)

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
Ninth Amended and Restated Revolving Credit Agreement, dated effective as of June 20, 2013, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent and Bank of America, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2013)

10.2	—
Stockholders Agreement dated as of February 28, 2013, by and among Group 1 Automotive, Inc. and former shareholders of UAB Motors Participações S.A. named therein (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 5, 2013)

10.3	—
Master Assignment and Acceptance Agreement, dated effective December 11, 2012, between JPMorgan Chase Bank, N.A., Comerica Bank, and Bank of America, N.A., each, an Assignor, and VW Credit, Inc., as Assignee, pursuant to the terms of the Eighth Amended and Restated Revolving Credit Agreement, dated effective as of July 1, 2011, as amended (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2012)

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

10.19*	—
Group 1 Automotive, Inc. 2012 Corporate Incentive Compensation Guidelines (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed February 29, 2012)

10.20*	—
Group 1 Automotive, Inc. 2013 Corporate Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 5, 2013)

10.21*	—
Officer’s Terms of Engagement and Guarantees between UAB Motors Participações S.A. and Lincoln da Cunha Pereira Filho dated as of February 28, 2013 (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2013)

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

10.27*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10.28*	—
Form of Senior Executive Officer Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)

10.29*	—
Form of Restricted Stock Agreement with Qualified Retirement Provisions (Incorporated by reference to Exhibit 10.27 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2011)

10.30*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10.31*	—
Form of Senior Executive Officer Phantom Stock Agreement (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)

10.32*	—
Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.35 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)

10.33*	—
Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)

10.34*	—
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

10.38*	—
Employment Agreement dated January 1, 2009 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)

10.39*	—
Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)

10.40*	—
Employment Agreement dated effective as of December 1, 2009 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 16, 2009)

10.41*	—
Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)

10.42*	—
Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated January 1, 2010 between Group 1 Automotive, Inc. and Mark J. Iuppenlatz (Incorporated by reference to Exhibit 10.48 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)

Exhibit Number		Description
10.43*	—
Group 1 Automotive, Inc. Corporate Aircraft Usage Policy (Incorporated by reference to Exhibit 10.49 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)

10.44*	—
Description of UAB Motors Participações S.A. Bonus Plan for 2013 (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2013)

11.1	—	Statement re Computation of Per Share Earnings (Incorporated by reference to Note 6 to the financial statements)
12.1†	—	Statement re Computation of Ratios
21.1†	—	Group 1 Automotive, Inc. Subsidiary List
23.1†	—	Consent of Ernst & Young LLP
31.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith

*	Management contract or compensatory plan or arrangement

**	Furnished herewith