Form 10-Q
period 2014-03-31
GROUP 1 AUTOMOTIVE INC
filed 2014-04-29
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes  ☐    No  ☑
As of April 22, 2014, the registrant had 24,211,197 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,687	$20,215
Contracts-in-transit and vehicle receivables, net	208,461	225,156
Accounts and notes receivable, net	131,494	135,058
Inventories, net	1,537,112	1,542,318
Deferred income taxes	18,262	21,150
Prepaid expenses and other current assets	23,257	24,041
Total current assets	1,936,273	1,967,938
PROPERTY AND EQUIPMENT, net	827,121	796,356
GOODWILL	747,091	737,303
INTANGIBLE FRANCHISE RIGHTS	301,174	301,505
OTHER ASSETS	14,278	16,376
Total assets	$3,825,937	$3,819,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility and other	$1,108,849	$1,143,104
Offset account related to floorplan notes payable - credit facility	(33,646)	(56,198)
Floorplan notes payable - manufacturer affiliates	314,976	346,572
Current maturities of long-term debt and short-term financing	29,967	36,225
Accounts payable	280,454	254,930
Accrued expenses	150,319	140,543
Total current liabilities	1,850,919	1,865,176
LONG-TERM DEBT, net of current maturities	665,042	663,689
DEFERRED INCOME TAXES	150,009	152,291
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	25,661	26,078
OTHER LIABILITIES	49,052	47,975
COMMITMENTS AND CONTINGENCIES (NOTE 11)
TEMPORARY EQUITY - Redeemable equity portion of the 3.00% Convertible Senior Notes	28,194	29,094
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,801 and 25,746 issued, respectively	258	257
Additional paid-in capital	368,728	368,641
Retained earnings	803,302	776,101
Accumulated other comprehensive loss	(44,242)	(51,677)
Treasury stock, at cost; 1,588 and 1,432 shares, respectively	(70,986)	(58,147)
Total stockholders’ equity	1,057,060	1,035,175
Total liabilities and stockholders’ equity	$3,825,937	$3,819,478

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,268,836	$1,110,235
Used vehicle retail sales	549,897	471,399
Used vehicle wholesale sales	89,173	74,551
Parts and service sales	269,317	237,510
Finance, insurance and other, net	83,640	70,137
Total revenues	2,260,863	1,963,832
COST OF SALES:
New vehicle retail sales	1,201,930	1,047,599
Used vehicle retail sales	507,096	431,123
Used vehicle wholesale sales	86,061	72,129
Parts and service sales	127,654	112,492
Total cost of sales	1,922,741	1,663,343
GROSS PROFIT	338,122	300,489
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	257,558	233,433
DEPRECIATION AND AMORTIZATION EXPENSE	9,925	8,413
INCOME FROM OPERATIONS	70,639	58,643
OTHER EXPENSE:
Floorplan interest expense	(10,913)	(9,364)
Other interest expense, net	(10,513)	(9,242)
Other expense, net	—	(789)
INCOME BEFORE INCOME TAXES	49,213	39,248
PROVISION FOR INCOME TAXES	(17,910)	(17,130)
NET INCOME	$31,303	$22,118
BASIC EARNINGS PER SHARE	$1.29	$0.95
Weighted average common shares outstanding	23,339	22,282
DILUTED EARNINGS PER SHARE	$1.19	$0.88
Weighted average common shares outstanding	25,428	24,113
CASH DIVIDENDS PER COMMON SHARE	$0.17	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2014	2013
	(Unaudited, in thousands)
NET INCOME	$31,303	$22,118
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	8,215	(7,456)
Net unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during the period, net of tax benefit of $1,512 and $8, respectively	(2,520)	(14)
Reclassification adjustment for loss included in interest expense, net of tax provision of $1,044 and $1,025, respectively	1,740	1,708
Net unrealized (loss) gain on interest rate swaps, net of tax	(780)	1,694
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	7,435	(5,762)
COMPREHENSIVE INCOME	$38,738	$16,356

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount					Total
	(Unaudited, in thousands)
BALANCE, December 31, 2013	25,746	$257	$368,641	$776,101	$(51,677)	$(58,147)	$1,035,175
Net income	—	—	—	31,303	—	—	31,303
Other comprehensive income, net	—	—	—	—	7,435	—	7,435
Purchases of treasury stock	—	—	—	—	—	(16,942)	(16,942)
Temporary equity adjustment related to 3.00% Convertible Notes	—	—	899	—	—	—	899
Net issuance of treasury shares to employee stock compensation plans	55	1	(5,192)	—	—	4,103	(1,088)
Stock-based compensation	—	—	3,647	—	—	—	3,647
Tax effect from stock-based compensation plans	—	—	733	—	—	—	733
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(4,102)	—	—	(4,102)
BALANCE, March 31, 2014	25,801	$258	$368,728	$803,302	$(44,242)	$(70,986)	$1,057,060

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,303	$22,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,925	8,413
Deferred income taxes	2,913	9,127
Stock-based compensation	3,660	3,403
Amortization of debt discount and issue costs	3,612	3,386
Gain on disposition of assets	(16)	(578)
Tax effect from stock-based compensation	(733)	(749)
Other	544	804
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	46,555	53,266
Accounts and notes receivable	4,822	1,838
Inventories	38,269	(84,053)
Contracts-in-transit and vehicle receivables	16,780	14,065
Prepaid expenses and other assets	2,697	1,764
Floorplan notes payable - manufacturer affiliates	(27,643)	29,043
Deferred revenues	504	79
Net cash provided by operating activities	133,192	61,926
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(52,648)	(58,272)
Proceeds from disposition of franchises, property and equipment	197	17,523
Purchases of property and equipment, including real estate	(27,095)	(19,971)
Other	(1,539)	452
Net cash used in investing activities	(81,085)	(60,268)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	1,503,650	1,545,263
Repayments on credit facility - floorplan line and other	(1,511,811)	(1,460,150)
Borrowings on credit facility - acquisition line	19,963	—
Repayments on credit facility - acquisition line	(30,000)	—
Borrowings on real estate credit facility	200	—
Principal payments on real estate credit facility	(677)	(6,563)
Borrowings of other long-term debt	19,683	—
Principal payments of other long-term debt	(24,321)	(66,415)
Borrowings of short-term and long-term debt related to real estate	13,855	6,009
Principal payments of long-term debt related to real estate loans	(11,510)	(3,277)
Issuance of common stock to benefit plans	(1,089)	(392)
Repurchases of common stock, amounts based on settlement date	(16,942)	—
Tax effect from stock-based compensation	733	749
Dividends paid	(4,115)	(3,627)
Net cash (used in) provided by financing activities	(42,381)	11,597
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(12,254)	(176)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,528)	13,079
CASH AND CASH EQUIVALENTS, beginning of period	20,215	4,650
CASH AND CASH EQUIVALENTS, end of period	$17,687	$17,729
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable and accrued expenses	$656	$4,386

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry with business activities in 15 states in the United States of America (“U.S.”), 13 towns in the United Kingdom (“U.K.”) and two states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the “Company” in these Notes to Consolidated Financial Statements. The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.
As of March 31, 2014, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (48 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), and (b) the West (70 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). Each U.S. region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions. The financial matters of each U.S. region are managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. In addition, as of March 31, 2014, the Company had two international regions: (a) the U.K. region, which consisted of 14 dealerships in the U.K. and (b) the Brazil region, which consisted of 19 dealerships in Brazil. The international regions are also managed locally with direct reporting responsibilities to the Company’s corporate management team.
The Company's operating results are generally subject to changes in the economic environment as well as seasonal variations. Generally there are higher volumes of vehicles sales and service in the second and third calendar quarters of each year in the U.S., in the first and third quarters in the U.K. and during the third and fourth quarters in Brazil. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. For the U.K., the first and third calendar quarters tend to be stronger, driven by plate change months of March and September. For Brazil, we expect higher volumes in the third and fourth calendar quarters. The first quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic condition, manufacturer incentive programs, or shifts in governmental taxes or regulations may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income.
Basis of Presentation
The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying unaudited condensed Consolidated Financial Statements. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for any other interim period or for the entire fiscal year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).
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
Business Segment Information
The Company, through its regions, conducts business in the automotive retailing industry including selling new and used cars and light trucks, arranging related vehicle financing, selling service and insurance contracts, providing automotive maintenance and repair services and selling vehicle parts. The Company has three reportable segments; the U.S., which includes the activities of the Company's corporate office, the U.K. and Brazil. See Note 14, "Segment Information," for additional details regarding the Company's reportable segments.
Variable Interest Entity
In 2013, the Company entered into arrangements to provide a fixed-interest-rate working capital loan and various administrative services to a related-party entity that owns and operates retail automotive dealerships for a variable fee, both of

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

which constitute variable interests in the entity. The Company's exposure to loss as a result of its involvement in the entity includes the balance outstanding under the loan arrangement. The Company holds no equity ownership interest in the entity. The Company has determined that the entity meets the criteria of a variable interest entity (“VIE”). The terms of the loan and services agreements provide the Company with the right to control the activities of the VIE that most significantly impact the VIE's economic performance, the obligation to absorb potentially significant losses of the VIE and the right to receive potentially significant benefits from the VIE. Accordingly, the Company qualified as the VIE's primary beneficiary and consolidated the assets and liabilities of the VIE as of March 31, 2014 and December 31, 2013, as well as the results of operations of the VIE beginning on the effective date of the variable interests arrangements to March 31, 2014. The floorplan notes payable liability of the VIE is securitized by the new and used vehicle inventory of the VIE, as well as the associated receivable balances from the sale of such inventory to the extent necessary. The carrying amounts and classification of assets (which can only be used to settle the liabilities of the VIE) and liabilities (for which creditors do not have recourse to the general credit of the Company) are included in the Company's purchase price allocations set forth in Note 2, "Acquisitions and Dispositions." The final allocation of assets and liabilities included in the Company's consolidated statements of financial position for the consolidated VIE as of March 31, 2014, as well as a preliminary allocation as of December 31, 2013, are as follows (in thousands):

	March 31, 2014	December 31, 2013
Current assets	$27,182	$24,170
Non-current assets	39,777	71,033
Total assets	$66,959	$95,203
Current liabilities	$21,662	$21,653
Non-current liabilities	23,818	25,374
Total liabilities	$45,480	$47,027
2. ACQUISITIONS AND DISPOSITIONS
During the three months ended March 31, 2014, the Company acquired two dealerships in the U.S. and opened a dealership for an awarded franchise in Brazil. Aggregate consideration paid for these acquisitions totaled $52.6 million including associated real estate.
In February 2013, the Company purchased all of the outstanding stock of UAB Motors Particpações S.A. (“UAB Motors”). At the time of acquisition, UAB Motors consisted of 18 dealerships and 22 franchises in Brazil, as well as five collision centers. As discussed in Note 1, "Interim Financial Information," in connection with this acquisition, the Company entered into arrangements that are variable interests in a VIE. The Company qualifies as the primary beneficiary of the VIE. The consolidation of the VIE into the financial statements of the Company was accounted for as a business combination. In addition to the acquisition of UAB Motors, during the three months ended March 31, 2013, the Company acquired certain assets of four dealerships in the U.K. (collectively with the acquisition of UAB Motors, the "2013 Acquisitions"). In conjunction with these acquisitions, the Company incurred $6.5 million of costs, primarily related to professional services associated with the UAB Motors transaction. The Company included these costs in selling, general and administrative expenses ("SG&A") in the Consolidated Statement of Operations for the three months ended March 31, 2013.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate consideration paid for the 2013 Acquisitions totaled $138.2 million, including $58.3 million of cash and 1.39 million shares of the Company's common stock. The Company also assumed debt in conjunction with the 2013 Acquisitions, of which $65.1 million was contemporaneously extinguished. In conjunction with the extinguishment, the Company recognized a loss of $0.8 million that is included in Other Expense, net on the Consolidated Statement of Operations for the three months ended March 31, 2013.
The purchase price for the 2013 Acquisitions was allocated as set forth below based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. Goodwill was assigned to the U.K. and Brazil reportable segments in the amounts of $1.5 million and $130.9 million, respectively.

As of Acquisition Date
(In thousands)
Inventory	$86,848
Other Current Assets	26,632
Property and Equipment	24,865
Goodwill & Intangible Franchise Rights	214,035
Other assets	864
Total Assets	$353,244
Current Liabilities	$116,500
Deferred Income Taxes	29,898
Long-term Debt	68,639
Total Liabilities	$215,037
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
During the three months ended March 31, 2013, the Company sold one dealership in the U.S.
3. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES
The periodic interest rates of the Revolving Credit Facility (as defined in Note 8, “Credit Facilities”), the Real Estate Credit Facility (as defined in Note 9, “Long-term Debt”) and certain variable-rate real estate related borrowings are indexed to the one-month London Inter Bank Offered Rate (“LIBOR”) plus an associated company credit risk rate. In order to minimize the earnings variability related to fluctuations in these rates, the Company employs an interest rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable interest rate exposure for a fixed interest rate over terms not to exceed the related variable-rate debt.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
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
The Company held interest rate swaps in effect as of March 31, 2014 of $450.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.6%. The Company records the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense. For the three months ended March 31, 2014 and 2013, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.4 million in both periods. Total floorplan interest expense was $10.9 million and $9.4 million for the three months ended March 31, 2014 and 2013, respectively.
In addition to the $450.0 million of swaps in effect as of March 31, 2014, the Company held ten additional interest rate swaps with forward start dates between December 2014 and December 2016 and expiration dates between December 2017 and December 2019. As of March 31, 2014, the aggregate notional value of these ten forward-starting swaps was $525.0 million, and the weighted average interest rate was 2.7%. The combination of the interest rate swaps currently in effect and these forward-starting swaps is structured such that the notional value in effect at any given time through December 2019 does not exceed $600.0 million, which is less than the Company's expectation for variable rate debt outstanding during such period.
As of March 31, 2014 and December 31, 2013, the Company reflected liabilities from interest rate risk management activities of $25.7 million and $26.1 million, respectively, in its Consolidated Balance Sheets. In addition, as of March 31, 2014 and December 31, 2013, the Company reflected $2.3 million and $3.9 million of assets from interest rate risk management activities included in Other Assets in its Consolidated Balance Sheets. Included in Accumulated Other Comprehensive Loss at March 31, 2014 and 2013 were accumulated unrealized losses, net of income taxes, totaling $14.6 million and $25.2 million, respectively, related to these interest rate swaps.
At March 31, 2014, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for either the three months ended March 31, 2014 or 2013, respectively. The following table presents the impact during the current and comparative prior year period for the Company's derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Gain (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	2014	2013
	(In thousands)
Interest rate swap contracts	$(2,520)	$(14)

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Loss Reclassified from Other Comprehensive Loss into Statements of Operations	Three Months Ended March 31,
	2014	2013
	(In thousands)
Floorplan interest expense	$(2,429)	$(2,420)
Other interest expense	$(355)	$(313)
The amount expected to be reclassified out of other comprehensive income (loss) into earnings (through floorplan interest expense or other interest expense) in the next twelve months is $11.1 million.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2007 Long Term Incentive Plan, as amended (the "Incentive Plan"), as well as to employees pursuant to its 1998 Employee Stock Purchase Plan, as amended (the "Purchase Plan").
2007 Long Term Incentive Plan
The Incentive Plan provides for the issuance of up to 7.5 million shares for grants to non-employee directors, officers and other employees of the Company and its subsidiaries of: (a) options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), the exercise price of which may not be less than the fair market value of the common stock on the date of the grant; and (b) stock appreciation rights, restricted stock, performance awards, and bonus stock, each granted at the market price of the Company’s common stock at the date of grant. The Incentive Plan expires on March 8, 2017. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of March 31, 2014, there were 593,374 shares available for issuance under the Incentive Plan.
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
A summary of the awards as of March 31, 2014, along with the changes during the nine months then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	933,740	$49.87
Granted	211,040	64.31
Vested	(124,880)	47.41
Forfeited	(31,240)	49.23
Nonvested at March 31, 2014	988,660	$53.28
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of March 31, 2014, there were 591,514 shares available for issuance under the Purchase Plan. During the three months ended March 31, 2014 and 2013, the Company issued 28,451 and 29,528 shares, respectively, of common stock to employees participating in the Purchase Plan.
The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $14.85 and $13.67 during the three months ended March 31, 2014 and 2013, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total stock-based compensation cost was $3.7 million and $3.4 million for the three months ended March 31, 2014 and 2013, respectively. Cash received from Purchase Plan purchases was $1.6 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively. The tax benefit realized for the tax deductions from the vesting of restricted shares, which increased additional paid in capital, totaled $0.7 million for both the three months ended March 31, 2014 and 2013, respectively.
The Company issues new shares or treasury shares, if available, when restricted stock vests. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
5. EARNINGS PER SHARE
The two-class method is utilized for the computation of the Company's earnings per share (“EPS”). The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, which included the Company’s restricted stock awards. Income allocated to these participating securities is excluded from net earnings available to common shares, as shown in the table below. Basic EPS is computed by dividing net income available to basic common shares by the weighted average number of basic common shares outstanding during the period. Diluted EPS is computed by dividing net income available to diluted common shares by the weighted average number of dilutive common shares outstanding during the period.
The following table sets forth the calculation of EPS for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	23,339	22,282
Dilutive effect of contingently convertible notes and warrants	2,085	1,825
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	4	6
Weighted average dilutive common shares outstanding	25,428	24,113
Basic:
Net Income	$31,303	$22,118
Less: Earnings allocated to participating securities	1,241	992
Earnings available to basic common shares	$30,062	$21,126
Basic earnings per common share	$1.29	$0.95
Diluted:
Net Income	$31,303	$22,118
Less: Earnings allocated to participating securities	1,156	930
Earnings available to diluted common shares	$30,147	$21,188
Diluted earnings per common share	$1.19	$0.88
The weighted average number of stock-based awards not included in the calculation of the dilutive effect of stock-based awards was immaterial for the three months ended March 31, 2014 and 2013.
As discussed in Note 9, “Long-Term Debt” below, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes (as defined in Note 9) and the 2.25% Warrants sold in connection with the 2.25% Notes (“2.25% Warrants”) in its diluted common shares outstanding for the diluted earnings calculation. As a result, the number of shares included in the Company's diluted shares outstanding each period varies based upon the Company's average adjusted closing common stock price during the applicable period. Although the ten-year call options that the Company purchased on its common stock in connection with the issuance of the 2.25% Notes (“2.25% Purchased Options”) have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. The average adjusted closing price of the Company's common stock for the three months ended March 31, 2014 and 2013 was more than the conversion price then in effect at the end of those periods. Therefore, the respective dilutive effect of the 2.25% Notes was included in the computation of diluted EPS for the three months ended March 31, 2014 and 2013. Refer to Note 9, "Long-Term Debt" for a description of the change to the conversion price of the 2.25% Notes, which occurred during the three months ended March 31, 2014 as a result of the Company’s decision to pay a cash dividend in excess of $0.14.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes (as defined in Note 9, "Long-Term Debt" ) and the 3.00% Warrants sold in connection with the 3.00% Notes (“3.00% Warrants”). As a result, the number of shares included in the Company's diluted shares outstanding each period varies based upon the Company's average adjusted closing common stock price during the applicable period. Although the ten-year call options that the Company purchased on its common stock in connection with the issuance of the 3.00% Notes (“3.00% Purchased Options”) have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company’s common stock for the three months ended March 31, 2014 and 2013, was more than the conversion price then in effect at the end of those periods, the respective dilutive effect of the 3.00% Notes and Warrants was included in the computation of diluted EPS for the three months ended March 31, 2014 and 2013. Refer to Note 9, "Long-Term Debt" for a description of the change to the conversion price of the 3.00% Notes, which occurred during the three months ended March 31, 2014 as a result of the Company’s decision to pay a cash dividend, as well as the convertibility of the 3.00% Notes as of March 31, 2014
6. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The effective income tax rate of 36.4% of pretax income for the three months ended March 31, 2014 differed from the federal statutory rate of 35.0% due primarily to taxes provided for in the taxable state and foreign jurisdictions in which the Company operates.
As of March 31, 2014 and December 31, 2013, the Company had no unrecognized tax benefits with respect to uncertain tax positions and did not incur any interest and penalties nor did it accrue any interest for the three months ended March 31, 2014. When applicable, consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Taxable years 2009 and subsequent remain open for examination by the Company’s major taxing jurisdictions.
7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following:

	March 31, 2014	December 31, 2013
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$72,841	$78,131
Parts and service receivables	33,248	31,950
Finance and insurance receivables	18,328	19,283
Other	9,337	8,099
Total accounts and notes receivable	133,754	137,463
Less allowance for doubtful accounts	2,260	2,405
Accounts and notes receivable, net	$131,494	$135,058
Inventories consisted of the following:

	March 31, 2014	December 31, 2013
	(unaudited)
	(In thousands)
New vehicles	$1,151,182	$1,165,335
Used vehicles	239,177	231,960
Rental vehicles	89,041	88,523
Parts, accessories and other	65,083	64,156
Total inventories	1,544,483	1,549,974
Less lower of cost or market reserves	7,371	7,656
Inventories, net	$1,537,112	$1,542,318

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New and used vehicles are valued at the lower of specific cost or market and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost or market determined on either a first-in, first-out basis or on an average cost basis.
Property and equipment consisted of the following:

	Estimated Useful Lives in Years	March 31, 2014	December 31, 2013
	(unaudited)
		(dollars in thousands)
Land	—	$283,656	$269,778
Buildings	30 to 40	415,774	405,918
Leasehold improvements	varies	129,811	120,531
Machinery and equipment	7 to 20	81,700	79,209
Furniture and fixtures	3 to 10	74,350	70,918
Company vehicles	3 to 5	8,630	8,508
Construction in progress	—	20,941	19,224
Total		1,014,862	974,086
Less accumulated depreciation		187,741	177,730
Property and equipment, net		$827,121	$796,356
During the three months ended March 31, 2014, the Company incurred $16.2 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities. In addition, the Company purchased real estate during the three months ended March 31, 2014 associated with existing dealership operations totaling $3.0 million. And, in conjunction with the Company’s 2014 acquisitions, the Company acquired $19.2 million of real estate and other property and equipment.
8. CREDIT FACILITIES
In the U.S., the Company has a $1.7 billion revolving syndicated credit arrangement with 25 financial institutions including six manufacturer-affiliated finance companies (“Revolving Credit Facility”). The Company also has a $200.0 million floorplan financing arrangement (“FMCC Facility”) with Ford Motor Credit Company (“FMCC”) for financing of new Ford vehicles in the U.S. and other floor plan financing arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. In the U.K., the Company has financing arrangements with BMW Financial Services, Volkswagen Finance and FMCC for financing of its new and used vehicles. In Brazil, the Company has financing arrangements for new, used, and rental vehicles with several financial institutions, most of which are manufacturer affiliated. Within the Company's Consolidated Balance Sheets, Floorplan notes payable - credit facility and other primarily reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts related to the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of rental vehicles in the U.S., as well as the financing of new, used, and rental vehicles in both the U.K. and Brazil. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities.
Revolving Credit Facility
On June 20, 2013, the Company amended its Revolving Credit Facility principally to increase the total borrowing capacity from $1.35 billion to $1.7 billion and to extend the term from an expiration date of June 1, 2016 to June 20, 2018. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.6 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $1.95 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the one-month LIBOR plus 125 basis points for new vehicle inventory and the one-month LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus 150 basis points plus a margin that

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ranges from zero to 100 basis points for borrowings in U.S. dollars and 150 to 250 basis points on borrowings in euros or pound sterling, depending on the Company’s total adjusted leverage ratio. The Floorplan Line also requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $6.4 million of related unamortized costs as of March 31, 2014 that are being amortized over the term of the facility.
After considering the outstanding balance of $1,060.7 million at March 31, 2014, the Company had $319.3 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $319.3 million available borrowings under the Floorplan Line was $33.6 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.4% as of March 31, 2014 and of December 31, 2013, under the Revolving Credit Facility, excluding the impact of the Company’s interest rate swaps. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. With regards to the Acquisition Line, borrowings outstanding as of March 31, 2014 and December 31, 2013 were $50.0 million and $60.0 million, respectively. After considering $31.1 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $198.8 million of available borrowing capacity under the Acquisition Line as of March 31, 2014. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of the Company’s domestic dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company's domestic personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of March 31, 2014, the Restricted Payment Basket totaled $158.5 million. As of March 31, 2014, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory, including affiliated brands. This arrangement provides for $200.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of March 31, 2014, the Company had an outstanding balance of $174.0 million under the FMCC Facility with an available floorplan borrowing capacity of $26.0 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. As of March 31, 2014, the interest rate on the FMCC Facility was 4.75% before considering the applicable incentives.
Other Credit Facilities
The Company has credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.14% to 3.95% as of March 31, 2014.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazil operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

financed. As of March 31, 2014, the interest rates charged on borrowings outstanding under these facilities ranged from 14.85% to 19.02%.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of March 31, 2014, the interest rate charged on borrowings related to the Company’s rental vehicle fleet varied up to 4.75%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.
9. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consisted of the following:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
2.25% Convertible Senior Notes	$162,425	$160,334
3.00% Convertible Senior Notes	85,255	84,305
Real Estate Credit Facility	67,242	67,719
Acquisition Line	49,970	60,000
Other Real Estate Related and Long-Term Debt	282,368	279,167
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 10.3%	46,903	47,553
	694,163	699,078
Less current maturities of real estate credit facility and other long-term debt	29,121	35,389
	$665,042	$663,689
Included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets as of each of March 31, 2014 and December 31, 2013 was $0.8 million, of short-term financing that is due within one year of the respective balance sheet date.
Fair Value of Long-Term Debt
The Company’s outstanding 2.25% Convertible Senior Notes due 2036 (“2.25% Notes”) had a fair value of $221.2 million and $231.6 million as of March 31, 2014 and December 31, 2013, respectively. The Company’s outstanding 3.00% Convertible Senior Notes due 2020 (“3.00% Notes”) had a fair value of $214.8 million and $231.2 million as of March 31, 2014 and December 31, 2013, respectively. Of the $282.4 million and $279.2 million other real estate related and long-term debt as of March 31, 2014 and December 31, 2013, respectively, $162.2 million and $164.1 million represented fixed interest rate borrowings. The fair value of such fixed interest rate borrowings was $187.9 million and $190.0 million as of March 31, 2014 and December 31, 2013, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2014 and December 31, 2013. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.25% Convertible Senior Notes
As of March 31, 2014 and December 31, 2013, the carrying value of the 2.25% Notes, related discount and equity component consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Carrying amount of equity component	$65,270	$65,270
Allocated underwriter fees, net of taxes	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)
Total net equity component	$63,737	$63,737
Deferred income tax component	$7,281	$8,023
Principal amount of 2.25% Notes	$182,753	$182,753
Unamortized discount	(19,562)	(21,574)
Unamortized underwriter fees	(766)	(845)
Net carrying amount of liability component	$162,425	$160,334
Unamortized debt issuance cost	$30	$33
For the three months ended March 31, 2014 and 2013, the contractual interest expense and the discount amortization, which is recorded as other interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Year-to-date contractual interest expense	$1,028	$1,028
Year-to-date discount amortization (1)	$2,012	$1,826
Effective interest rate of liability component	7.7%	7.7%

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
The 2.25% Notes are convertible into cash and, if applicable, common stock based on the then-applicable conversion rate under the following circumstances: (a) during any calendar quarter (and only during such calendar quarter), if the closing price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $77.08 as of March 31, 2014); (b) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount for each day of the ten day trading period was less than 98% of the product of the last reported sale/bid price of the Company’s common stock and the conversion rate on that day; and (c) upon the occurrence of specified corporate transactions set forth in the indenture governing the 2.25% Notes (the "2.25% Notes Indenture"). Upon conversion, a holder will receive an amount in cash and, if applicable, shares of the Company’s common stock, determined in the manner set forth in the 2.25% Notes Indenture. The if-converted value of the 2.25% Notes exceeded the principal amount of the 2.25% Notes by $17.5 million at March 31, 2014.
The Company may redeem all or part of the 2.25% Notes if the last reported sale price of the Company's common stock is greater than or equal to 130% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date on which the Company mails the redemption notice.
As of March 31, 2014, the conversion rate was 16.87 shares of common stock per $1,000 principal amount of 2.25% Notes, with a conversion price of $59.29 per share, which was reduced during the first quarter of 2014 as the result of the Company’s decision to pay a cash dividend in excess of $0.14 per share. As of March 31, 2014, the exercise price of the 2.25% Warrants, which are related to the issuance of the 2.25% Notes, was reduced to $80.12 due to the Company’s decision to pay a cash dividend in excess of $0.14 per share during the first quarter of 2014. If any cash dividend or distribution is made to all, or

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

substantially all, holders of the Company’s common stock in excess of $0.14 per share in the future, the conversion rate will be further adjusted based on the formula defined in the 2.25% Notes Indenture.
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
3.00% Convertible Senior Notes
As of March 31, 2014 and December 31, 2013, the carrying value of the 3.00% Notes, related discount and equity component consisted of the following

	March 31, 2014	December 31, 2013
	(In thousands)
Carrying amount of equity component (including temporary equity)	$25,359	$25,359
Allocated underwriter fees, net of taxes	(760)	(760)
Allocated debt issuance cost, net of taxes	(112)	(112)
Total net equity component	$24,487	$24,487
Deferred income tax component	$10,302	$10,625
Principal amount of 3.00% Notes	$115,000	$115,000
Unamortized discount	(28,194)	(29,094)
Unamortized underwriter fees	(1,551)	(1,601)
Net carrying amount of liability component	$85,255	$84,305
Unamortized debt issuance costs	$229	$236
For the three months ended March 31, 2014 and 2013, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Year-to-date contractual interest expense	$863	$863
Year-to-date discount amortization (1)	$899	$785
Effective interest rate of liability component	8.6%	8.6%
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
The 3.00% Notes are convertible into cash and, if applicable, common stock based on the then-applicable conversion rate under the following circumstances: (a) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $48.37 as of March 31, 2014) (the “3.00% Stock Price Trigger”); (b) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount for each day of the ten day trading period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 3.00% Notes on that day; and (c) upon the occurrence of specified corporate transactions set forth in the indenture governing the 3.00%  Notes (the "3.00% Notes Indenture"). Upon conversion, a holder will receive an amount in cash and, if applicable, shares of the Company’s common stock, determined in the manner set forth in the 3.00% Notes Indenture.
As a result of the 3.00% Stock Price Trigger on March 31, 2014, the 3.00% Notes are convertible at the option of the holders during the three months ending June 30, 2014. As such, the Company reclassified the redeemable equity portion of the 3.00% Notes to temporary equity from the additional paid-in capital component of permanent equity on the Consolidated

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Balance Sheet as of March 31, 2014. The debt portion of the 3.00% Notes continued to be classified as a long-term liability as of March 31, 2014, since the Company has the intent and ability to refinance any conversion of the 3.00% Notes with another long-term debt instrument. The combination of the debt portion and temporary equity portion represents the aggregate principal obligation of the 3.00% Notes redeemable at the option of the holders as of March 31, 2014. The if-converted value of the 3.00% Notes exceeded the principal amount of the 3.00% Notes by $85.8 million at March 31, 2014.
As of March 31, 2014, the conversion rate was 26.88 shares of common stock per $1,000 principal amount of 3.00% Notes, with a conversion price of $37.21 per share, which was reduced during the first quarter of 2014 as the result of the Company’s decision to pay a cash dividend. As of March 31, 2014, the exercise price of the 3.00% Warrants, which are related to the issuance of the 3.00% Notes, was reduced to $54.67 due to the Company’s decision to pay a cash dividend during the first quarter of 2014. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be further adjusted based on the formula defined in the 3.00% Notes Indenture.
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
Real Estate Credit Facility
Group 1 Realty, Inc., a wholly-owned subsidiary of the Company, is party to a real estate credit facility with Bank of America, N.A. and Comerica Bank (the “Real Estate Credit Facility”) providing the right for up to $99.1 million of term loans, of which $74.1 million had been used as of March 31, 2014. The term loans can be expanded provided that (a) no default or event of default exists under the Real Estate Credit Facility; (b) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. This facility is guaranteed by the Company and substantially all of the existing and future domestic subsidiaries of the Company and is secured by the real property owned by the Company that is mortgaged under the Real Estate Credit Facility. The Company capitalized $1.1 million debt issuance costs related to the Real Estate Credit Facility that are being amortized over the term of the facility, $0.5 million of which were still unamortized as of March 31, 2014.
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
The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and is required to repay the aggregate amount outstanding on the maturity dates of the individual property borrowings, ranging, from December 29, 2015 through February 27, 2017. During the three months ended March 31, 2014, the Company borrowed $0.2 million and made principal payments of $0.7 million on outstanding borrowings from the Real Estate Credit Facility. As of March 31, 2014, borrowings outstanding under the Real Estate Credit Facility totaled $67.2 million, with $3.5 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
The Real Estate Credit Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. In addition, the Real Estate Credit Facility requires certain financial covenants that are identical to those contained in the Company’s Revolving Credit Facility. As of March 31, 2014, the Company was in compliance with all applicable covenants and ratios under the Real Estate Credit Facility.
Acquisition Line
See Note 8, "Credit Facilities," for further discussion on the Company's Revolving Credit Facility and Acquisition Line.
Real Estate Related Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with four of its manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”) and FMCC as well as several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.67% and 9.00%, and at variable indexed rates plus a spread between 1.95% and 3.35% per annum. The

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company capitalized $1.3 million of related debt issuance costs related to the Real Estate Notes that are being amortized over the terms of the notes, $0.7 million of which were still unamortized as of March 31, 2014.
The loan agreements with TMCC consist of eight term loans. As of March 31, 2014, $51.2 million was outstanding under the TMCC term loans, with $7.0 million classified as a current maturity of long-term debt. These loans will mature by September 2020 and provide for monthly payments based on a 20-year amortization schedule. These eight loans are cross-collateralized and cross-defaulted with each other and are cross-defaulted with the Revolving Credit Facility.
The loan agreements with MBFS consist of three term loans. As of March 31, 2014, $45.1 million was outstanding under the MBFS term loans, with $1.7 million classified as a current maturity of long-term debt. The agreements provide for monthly payments based on a 20-year amortization schedule and will mature by December 2030. These three loans are cross-collateralized and cross-defaulted with each other and are also cross-defaulted with the Revolving Credit Facility.
The loan agreements with BMWFS consist of 14 term loans. As of March 31, 2014, $69.1 million was outstanding under the BMWFS term loans, with $4.2 million classified as a current maturity of long-term debt. The agreements provide for monthly payments based on a 15-year amortization schedule and will mature September 2019. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These 14 loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.
The loan agreements with FMCC consist of 2 term loans. As of March 31, 2014, $19.0 million was outstanding under the FMCC term loans, with $0.8 million classified as a current maturity of long-term debt. The agreements provide for monthly payments based on an 11-year amortization schedule that will mature by January 2024. These 2 loans are cross-defaulted with the Revolving Credit Facility.
In addition, agreements with third-party financial institutions consist of 13 term loans for an aggregate principal amount of $71.9 million, to finance real estate associated with the Company’s dealerships. The loans are being repaid in monthly installments that will mature by November 2022. As of March 31, 2014, borrowings under these notes totaled $63.5 million, with $3.6 million classified as a current maturity of long-term debt. These 13 loans are cross-defaulted with the Revolving Credit Facility.
The Company has also entered into separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “Foreign Notes”) are being repaid in monthly installments that mature August 2027. As of March 31, 2014, borrowings under the Foreign Notes totaled $30.5 million, with $3.9 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
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
See Note 9, "Long-term Debt" for details regarding the fair value of the Company's long-term debt.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified interest rate derivative financial instruments as having met such criteria. The respective fair values measured on a recurring basis as of March 31, 2014 and December 31, 2013, respectively, were as follows:

	As of March 31, 2014
	Level 1	Level 2	Total
	(In thousands)
Assets:
Interest rate derivative financial instruments	$—	$2,254	$2,254
Total	$—	$2,254	$2,254
Liabilities:
Interest rate derivative financial instruments	$—	$25,661	$25,661
Total	$—	$25,661	$25,661

	As of December 31, 2013
	Level 1	Level 2	Total
	(In thousands)
Assets:
Interest rate derivative financial instruments	$—	$3,919	$3,919
Total	$—	$3,919	$3,919
Liabilities:
Interest rate derivative financial instruments	$—	$26,078	$26,078
Total	$—	$26,078	$26,078
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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $23.2 million as of March 31, 2014. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company does not have any known material environmental commitments or contingencies and presently has no reason to believe that it or its subsidiaries will be called on to so perform.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2013	$216,412	$8,659	$76,434	$301,505
Additions through acquisitions	5,524	—		5,524
Purchase price allocations adjustments	—	—	(9,061)	(9,061)
Currency Translation	—	79	3,127	3,206
BALANCE, March 31, 2014	$221,936	$8,738	$70,500	$301,174

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2013	$612,468	$19,602	$105,233	$737,303	(1)
Additions through acquisitions	13	—	—	13
Purchase price allocations adjustments	(668)	—	5,976	5,308
Currency Translation	—	179	4,305	4,484
Tax adjustments	(17)	—	—	(17)
BALANCE, March 31, 2014	$611,796	$19,781	$115,514	$747,091	(1)
(1) Net of accumulated impairment of $40.3 million.

The increase in the Company’s goodwill was primarily due to adjustments to preliminary purchase price allocations in the Brazil segment.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31, 2014
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2013	$(37,827)	$(13,850)	$(51,677)
Other comprehensive income (loss) before reclassifications:			—
Pre-tax	8,215	(4,032)	4,183
Tax effect	—	1,512	1,512
Amounts reclassified from accumulated other comprehensive income to:
Floorplan interest expense	—	2,429	2,429
Other interest expense	—	355	355
Tax effect	—	(1,044)	(1,044)
Net current period other comprehensive income	8,215	(780)	7,435
Balance, March 31, 2014	$(29,612)	$(14,630)	$(44,242)

	Three Months Ended March 31, 2013
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2012	$(6,126)	$(26,931)	$(33,057)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(7,456)	(22)	(7,478)
Tax effect	—	8	8
Amounts reclassified from accumulated other comprehensive income to:
Floorplan interest expense	—	2,420	2,420
Other interest expense	—	313	313
Tax effect	—	(1,025)	(1,025)
Net current period other comprehensive (loss) income	(7,456)	1,694	(5,762)
Balance, March 31, 2013	$(13,582)	$(25,237)	$(38,819)

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. SEGMENT INFORMATION
As of March 31, 2014, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new vehicles, used vehicles, parts and automotive services, finance and insurance products, and collision centers. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segments and therefore the corporate financial results are included within the U.S. reportable segment.
The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer. Reportable segment revenue, income (loss) before income taxes, provision for income taxes and net income (loss) were as follows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total revenues	$1,834,626	$247,701	$178,536	$2,260,863
Income (loss) before income taxes	45,862	4,617	(1,266)	49,213
Provision for income taxes	(16,828)	(965)	(117)	(17,910)
Net income (loss)	29,034	3,652	(1,383)	31,303

	Three Months Ended March 31, 2013
	U.S.	U.K.	Brazil (1)	Total
	(In thousands)
Total revenues	$1,721,787	$171,078	$70,967	$1,963,832
Income (loss) before income taxes	38,553	2,004	(1,309)	39,248
Provision for income taxes	17,089	488	(447)	(17,130)
Net income (loss)	21,464	1,516	(862)	22,118
(1) Represents financial data from date of acquisition on February 28, 2013.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). This information includes statements regarding our plans, goals or current expectations with respect to, among other things:
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
Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” "intend," “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements. Our forward-looking statements are not assurances of future performance and involve risks and uncertainties (some of which are beyond our control). Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our 2013 Form 10-K.
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
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. We are aligned into four geographic regions: the East and West Regions in the United States ("U.S."), the United Kingdom ("U.K.") Region, and the Brazil Region. Each region represents an operating segment. Each U.S. region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions. The financial matters of each U.S. region are managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Further, the East and West Regions of the U.S. continue to be economically similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments. As such, the East and West regions of the U.S. are aggregated into one reportable segment, resulting in three reportable segments: the U.S., which includes the activities of our corporate office, the U.K. and Brazil.
As of March 31, 2014, we owned and operated 191 franchises, representing 34 brands of automobiles, at 151 dealership locations and 37 collision centers worldwide. We own 149 franchises at 118 dealerships and 28 collision centers in the U.S., 19 franchises at 14 dealerships and four collision centers in the U.K. as well as 23 franchises at 19 dealerships and five collision centers in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S., in 13 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo and Parana in Brazil.
Outlook
During the three months ended March 31, 2014, consumer demand for new and used vehicles in the U.S. improved over the same period in 2013. According to industry experts, the average seasonally adjusted annual rate of sales (“SAAR”) in the U.S. for the three months ended March 31, 2014 was 15.6 million units, compared to 15.3 million units for the three months ended March 31, 2013. We believe that the improving economic trends provide opportunities for us to improve our operating results as we: (a) expand our new and used vehicle unit sales and improve our sales efficiency; (b) continue to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; (c) invest capital where necessary to support our anticipated growth, particularly in our parts and service business; and (d) further leverage our revenue and gross profit growth through continued cost controls.
The U.K. economy represents the sixth largest economy in the world. The U.K. automotive sales market continues to outperform the rest of Europe. Vehicle registrations in the U.K. increased 13.7% in the three months ended March 31, 2014, when compared to the same period a year ago. Sustainable growth is expected for the remainder of 2014 with new vehicle sales continuing to improve.
The Brazilian economy represents the seventh largest in the world and recently has been one of the fastest growing economies in the world. However, the Brazilian economy is facing many challenges and is currently not demonstrating significant growth. Over the last 12 months, inflation and interest rates have risen and the value of the Brazilian real compared to the U.S. dollar has declined. Retail automotive industry sales in Brazil declined 1.7% during the three months ended March 31, 2014 as compared to the same period a year ago. We expect industry sales in Brazil to be flat in 2014, but we remain optimistic for growth in the longer term.
Our operations have generated, and we believe that our operations will continue to generate, positive cash flow. As such, we are focused on maximizing the return that we generate from our invested capital and positioning our balance sheet to take advantage of investment opportunities as they arise. We remain committed to our growth-by-acquisition strategy. We believe that significant opportunities exist to enhance our portfolio with dealerships that meet our stringent investment criteria in the U.S., U.K. and Brazil. During the first three months of 2014, we completed the acquisition of two dealerships in the U.S. and opened a dealership for an awarded franchise in Brazil. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders.
We continue to closely scrutinize all planned future capital spending and work closely with our original equipment manufacturer (“OEM”) partners in this area to make prudent investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that our capital spending for the year of 2014 will be no more than $95.0 million.

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
In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. For the U.K., the first and third calendar quarters tend to be stronger, driven by plate change months of March and September. For Brazil, we expect higher volumes in the third and fourth calendar quarters. The first quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic condition and manufacturer incentive programs, may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income.
For the three months ended March 31, 2014, total revenues increased 15.1% from 2013 levels to $2.3 billion and gross profit improved 12.5% to $338.1 million over the prior year period. Operating income increased from 2013 levels by 20.5% to $70.6 million for the three months ended March 31, 2014. Income before income taxes increased to $49.2 million for the first quarter of 2014, which was a 25.4% improvement over the comparable prior year period. For the three months ended March 31, 2014, we realized a 41.5% improvement in net income to $31.3 million and a 35.2% increase in diluted income per share to $1.19. For the three months ended March 31, 2014, our weighted average dilutive common shares outstanding increased 5.5% over the prior year period to 25.4 million. This increase was primarily the result of the increase in dilution from the potential conversion of our 3.00% Convertible Senior Notes due 2020 ("3.00% Notes") and 2.25% Convertible Senior Notes due 2036 ("2.25% Notes"), which mirrors the rise in our average stock price during the first quarter of 2014 from levels during the same period in 2013. The share dilution calculation does not include the beneficial impact of the call spreads that we have in place. A complete presentation of the dilutive effect of the 3.00% Notes and 2.25% Notes can be found in the Liquidity and Capital Resources section of this Item 2. Our net cash provided by operations was $133.2 million and $61.9 million for the three months ended March 31, 2014, and 2013, respectively. For the three months ended March 31, 2014, our adjusted net cash provided by operations was $69.7 million compared to $98.1 million in the same period in 2013. See further explanation of the adjusted cash flow metrics in the Non-GAAP Financial Measures section of this Item 2.

Key Performance Indicators
Consolidated Statistical Data
The following table highlights certain of the key performance indicators we use to manage our business.

	Three Months Ended March 31,
	2014	2013
Unit Sales
Retail Sales
New Vehicle	37,749	33,096
Used Vehicle	26,877	23,238
Total Retail Sales	64,626	56,334
Wholesale Sales	12,784	11,335
Total Vehicle Sales	77,410	67,669
Gross Margin
New Vehicle Retail Sales	5.3%	5.6%
Total Used Vehicle Sales	7.2%	7.8%
Parts and Service Sales	52.6%	52.6%
Total Gross Margin	15.0%	15.3%
SG&A(1) as a % of Gross Profit	76.2%	77.7%
Operating Margin	3.1%	3.0%
Pretax Margin	2.2%	2.0%
Finance and Insurance Revenues per Retail Unit Sold	$1,294	$1,245

(1)	Selling, general and administrative expenses.
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.
U.S. SAAR rose from an average of 15.3 million units for the three months ended March 31, 2013 to 15.6 million units for the same period in 2014, an increase of 2.0%. Our consolidated new vehicle retail sales revenues increased 14.3% for the three months ended March 31, 2014, as compared to the same period in 2013. This growth primarily reflects an increase in new vehicle unit sales of 14.1%, for the three months ended March 31, 2014, as compared to the same period in 2013, as a result of stronger consumer confidence in the U.S., better industry conditions in the U.K., dealership acquisition activity, improved inventory levels and the execution of initiatives made by our operating team, partially offset by the impact of severe winter weather in January and February in the U.S. New vehicle retail gross margin declined 30 basis points to 5.3% for the three months ended March 31, 2014, as compared to the same period in 2013 as gross profit per retail unit sold decreased in most of our brands, primarily reflecting the increasingly competitive nature of the U.S. industry.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our used vehicle retail sales revenues increased 16.7% for the three months ended March 31, 2014, as compared to the same period in 2013. This growth primarily reflects increases in the used vehicle retail unit sales of 15.7%, as compared to the same period in 2013, including the full three-month impact of our dealership acquisitions in the U.K. and Brazil in the first quarter of 2013, as well as our other 2013 and 2014 acquisitions. The improving economic environment in the U.S. and the U.K. that has benefited new vehicle sales also supported improved used vehicle demand. Used vehicle retail gross margin declined 70 basis points for the three months ended March 31, 2014, as compared to the same period in 2013. Used vehicle margins are generally lower in our U.K. and Brazil segments, therefore, the decline in consolidated used vehicle gross margin partially relates to the mix shift effect, as a result of a larger contribution from these foreign segments.
Our parts and service sales increased 13.4% for the three months ended March 31, 2014, as compared to the same period in 2013. This growth was driven by increases in all aspects of our business: customer-pay, wholesale parts, collision, and warranty. Our parts and service gross margin remained flat at 52.6% for the three months ended March 31, 2014, as compared to the same period in 2013.

Our consolidated finance and insurance revenues per retail unit ("PRU") sold increased $49 for the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of higher income per contract from our major product offerings in the U.S., better penetration rates for our major product offerings in the U.S. and PRU growth in both the U.K. and Brazil segments. These improvements were partially offset by the mix effect of increased business in the U.K. and Brazil where income per retail unit sold tends to be lower.
Our total gross margin decreased 30 basis points for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to declines in our new and used vehicle retail margins in the U.S. and the growing contribution from our foreign segments, which generally realize lower total gross margin.
Our consolidated SG&A expenses decreased as a percentage of gross profit by 150 basis points to 76.2% for the three months ended March 31, 2014, as compared to the same period in 2013, reflecting the leverage of our cost structure realized with the improved revenue and gross profit and the impact of business acquisition costs incurred in 2013, partially offset by unfavorable country mix and the impact of severe winter weather in the U.S. which drove higher costs for snow removal and wages paid during store closures.
For the three months ended March 31, 2014, floorplan interest expense increased 16.5%, as compared to the same period in 2013, primarily as a result of an increase in our floorplan borrowings from dealership acquisitions, particularly the 2013 acquisition of UAB Motors Particpações S.A. (“UAB Motors”), and expanded inventory levels necessary to support higher sales rates. Other interest expense, net increased 13.8% for the three months ended March 31, 2014, as compared to the same period in 2013, primarily reflecting increased mortgage borrowings as a result of dealership acquisitions, as well as working capital borrowings.
We address these items further, and other variances between the periods presented, in the “Results of Operations” section below.
Critical Accounting Policies and Accounting Estimates
The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions.
We disclosed certain critical accounting policies and estimates in our Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K"), and no significant changes have occurred since that time.

Results of Operations
The following tables present comparative financial and non-financial data for the three months ended March 31, 2014 and 2013 of (a) our “Same Store” locations, (b) those locations acquired or disposed of during the periods (“Transactions”), and (c) the consolidated company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.
Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2014	% Change	2013
Revenues
New vehicle retail	$1,114,243	4.2%	$1,069,157
Used vehicle retail	490,862	7.4%	456,866
Used vehicle wholesale	79,910	11.0%	72,001
Parts and service	241,273	6.3%	226,938
Finance, insurance and other	78,266	15.4%	67,849
Total revenues	$2,004,554	5.9%	$1,892,811
Cost of Sales
New vehicle retail	$1,055,881	4.7%	$1,008,038
Used vehicle retail	452,862	8.4%	417,860
Used vehicle wholesale	77,074	10.8%	69,592
Parts and service	113,887	5.8%	107,601
Total cost of sales	$1,699,704	6.0%	$1,603,091
Gross profit	$304,850	5.2%	$289,720
SG&A	$228,338	1.9%	$224,129
Depreciation and amortization expenses	$8,930	8.4%	$8,236
Floorplan interest expense	$9,136	(0.2)%	$9,158
Gross Margin
New vehicle retail	5.2%		5.7%
Total used vehicle	7.2%		7.8%
Parts and service	52.8%		52.6%
Total gross margin	15.2%		15.3%
SG&A as a % of gross profit	74.9%		77.4%
Operating margin	3.4%		3.0%
Finance and insurance revenues per retail unit sold	$1,391	10.8%	$1,255
The discussion that follows provides explanation for the variances noted above. In addition, each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the three months ended March 31, 2014 and 2013.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2014	% Change	2013
Retail Unit Sales
Same Stores
U.S.	28,116	3.1%	27,269
U.K.	3,329	17.8%	2,827
Brazil	1,243	(16.6)%	1,491
Total Same Stores	32,688	3.5%	31,587
Transactions
U.S.	1,831		1,509
U.K.	416		—
Brazil	2,814		—
Total	37,749	14.1%	33,096
Retail Sales Revenues
Same Stores
U.S.	$952,435	3.4%	$921,555
U.K.	122,259	28.9%	94,824
Brazil	39,549	(25.1)%	52,778
Total Same Stores	1,114,243	4.2%	1,069,157
Transactions
U.S.	60,117		41,078
U.K.	8,342		—
Brazil	86,134		—
Total	$1,268,836	14.3%	$1,110,235
Gross Profit
Same Stores
U.S.	$47,793	(4.5)%	$50,065
U.K.	8,169	23.2%	6,632
Brazil	2,400	(45.7)%	4,422
Total Same Stores	58,362	(4.5)%	61,119
Transactions
U.S.	3,142		1,517
U.K.	329		—
Brazil	5,073		—
Total	$66,906	6.8%	$62,636
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,700	(7.4)%	$1,836
U.K.	$2,454	4.6%	$2,346
Brazil	$1,931	(34.9)%	$2,966
Total Same Stores	$1,785	(7.8)%	$1,935
Transactions
U.S.	$1,716		$1,005
U.K.	$791		$—
Brazil	$1,803		$—
Total	$1,772	(6.4)%	$1,893

	Three Months Ended March 31,
	2014	% Change	2013
Gross Margin
Same Stores
U.S.	5.0%		5.4%
U.K.	6.7%		7.0%
Brazil	6.1%		8.4%
Total Same Stores	5.2%		5.7%
Transactions
U.S.	5.2%		3.7%
U.K.	3.9%		—%
Brazil	5.9%		—%
Total	5.3%		5.6%
Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer.

	Three Months Ended March 31,
	2014	% Change	2013
Toyota	8,968	3.6%	8,657
Ford	3,740	1.2%	3,695
BMW	3,597	5.9%	3,398
Honda	3,418	(6.4)%	3,652
Nissan	3,209	5.5%	3,041
Volkswagen	2,489	9.7%	2,268
General Motors	1,851	4.8%	1,767
Hyundai	1,848	24.9%	1,479
Chrysler	1,726	22.0%	1,415
Mercedes-Benz	1,503	0.5%	1,496
Other	339	(52.9)%	719
Total	32,688	3.5%	31,587
We believe the focus that we have placed on improving our dealership sales processes, as well as the increase in overall U.S. and U.K. industry sales, have contributed to increased Same Store new vehicle retail sales. Our total Same Store new vehicle retail sales revenues increased 4.2% for the three months ended March 31, 2014, as compared to the same period in 2013, as a result of increased new vehicle retail unit sales of 3.1% in the U.S. and 17.8% in the U.K. New vehicle retail unit sales improved in most of our major brand offerings, highlighted by a 24.9% increase in Hyundai, a 22.0% growth in Chrysler, a 9.7% growth in Volkswagen, and a 3.6% improvement in Toyota unit sales. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Our total Same Store new vehicle gross profit decreased 4.5% for the three months ended March 31, 2014, as compared to the same period in 2013, driven by a 7.4% decline in U.S. Same Store gross profit PRU to $1,700. Competition among U.S. dealerships for new vehicle sales continued during the first quarter of 2014, causing downward price pressure on most of our major brands and in most of our markets. As a result, our total Same Store new vehicle gross margin for the three months ended March 31, 2014 declined 50 basis points to 5.2% as compared to the same period in 2013.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the three months ended March 31, 2014 and 2013 was $9.8 million and $8.2 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 87.3% in the first quarter of 2013 to 115.9% in the third quarter of 2012 and was 90.0% for the first quarter of 2014. In the U.S., manufacturer's interest assistance was 113.2% of floorplan interest expense in the first quarter of 2014.
We decreased our new vehicle inventory levels by $14.2 million, or 1.2%, from $1,165.3 million as of December 31, 2013 to $1,151.2 million as of March 31, 2014, partially reflecting the continued improvement in the U.S. and U.K. selling environments. Our consolidated days' supply of new vehicle inventory decreased to 67 days as of March 31, 2014 compared to 72 days as of December 31, 2013 and increased compared to 62 days as of March 31, 2013.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2014	% Change	2013
Retail Unit Sales
Same Stores
U.S.	21,201	4.3%	20,334
U.K.	2,053	18.8%	1,728
Brazil	334	(15.2)%	394
Total Same Stores	23,588	5.0%	22,456
Transactions
U.S.	1,542		782
U.K.	686		—
Brazil	1,061		—
Total	26,877	15.7%	23,238
Retail Sales Revenues
Same Stores
U.S.	$424,325	5.1%	$403,806
U.K.	59,544	32.4%	44,965
Brazil	6,993	(13.6)%	8,095
Total Same Stores	490,862	7.4%	456,866
Transactions
U.S.	26,162		14,533
U.K.	11,933		—
Brazil	20,940		—
Total	$549,897	16.7%	$471,399
Gross Profit
Same Stores
U.S.	$34,663	(4.6)%	$36,349
U.K.	2,900	30.8%	2,217
Brazil	437	(0.7)%	440
Total Same Stores	38,000	(2.6)%	39,006
Transactions
U.S.	2,777		1,270
U.K.	689		—
Brazil	1,335		—
Total	$42,801	6.3%	$40,276

	Three Months Ended March 31,
	2014	% Change	2013
Gross Profit per Unit Sold
Same Stores
U.S.	$1,635	(8.6)%	$1,788
U.K.	$1,413	10.1%	$1,283
Brazil	$1,308	17.1%	$1,117
Total Same Stores	$1,611	(7.3)%	$1,737
Transactions
U.S.	$1,801		$1,624
U.K.	$1,004		$—
Brazil	$1,258		$—
Total	$1,592	(8.1)%	$1,733
Gross Margin
Same Stores
U.S.	8.2%		9.0%
U.K.	4.9%		4.9%
Brazil	6.2%		5.4%
Total Same Stores	7.7%		8.5%
Transactions
U.S.	10.6%		8.7%
U.K.	5.8%		—%
Brazil	6.4%		—%
Total	7.8%		8.5%
Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2014	% Change	2013
Wholesale Unit Sales
Same Stores
U.S.	9,520	3.6%	9,185
U.K.	1,724	19.5%	1,443
Brazil	160	(31.9)%	235
Total Same Stores	11,404	5.0%	10,863
Transactions
U.S.	430		472
U.K.	437		—
Brazil	513		—
Total	12,784	12.8%	11,335
Wholesale Sales Revenues
Same Stores
U.S.	$60,895	10.5%	$55,119
U.K.	17,748	28.9%	13,765
Brazil	1,267	(59.4)%	3,117
Total Same Stores	79,910	11.0%	72,001
Transactions
U.S.	3,576		2,550
U.K.	1,897		—
Brazil	3,790		—
Total	$89,173	19.6%	$74,551

	Three Months Ended March 31,
	2014	% Change	2013
Gross Profit
Same Stores
U.S.	$2,315	9.6%	$2,113
U.K.	412	390.5%	84
Brazil	109	(48.6)%	212
Total Same Stores	2,836	17.7%	2,409
Transactions
U.S.	(59)		13
U.K.	39		—
Brazil	296		—
Total	$3,112	28.5%	$2,422
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$243	5.7%	$230
U.K.	$239	312.1%	$58
Brazil	$681	(24.5)%	$902
Total Same Stores	$249	12.2%	$222
Transactions
U.S.	$(137)		$28
U.K.	$89		$—
Brazil	$577		$—
Total	$243	13.6%	$214
Gross Margin
Same Stores
U.S.	3.8%		3.8%
U.K.	2.3%		0.6%
Brazil	8.6%		6.8%
Total Same Stores	3.5%		3.3%
Transactions
U.S.	(1.6)%		0.5%
U.K.	2.1%		—%
Brazil	7.8%		—%
Total	3.5%		3.2%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2014	% Change	2013
Used Vehicle Unit Sales
Same Stores
U.S.	30,721	4.1%	29,519
U.K.	3,777	19.1%	3,171
Brazil	494	(21.5)%	629
Total Same Stores	34,992	5.0%	33,319
Transactions
U.S.	1,972		1,254
U.K.	1,123		—
Brazil	1,574		—
Total	39,661	14.7%	34,573
Sales Revenues
Same Stores
U.S.	$485,220	5.7%	$458,925
U.K.	77,292	31.6%	58,730
Brazil	8,260	(26.3)%	11,212
Total Same Stores	570,772	7.9%	528,867
Transactions
U.S.	29,738		17,083
U.K.	13,830		—
Brazil	24,730		—
Total	$639,070	17.1%	$545,950
Gross Profit
Same Stores
U.S.	$36,978	(3.9)%	$38,462
U.K.	3,312	43.9%	2,301
Brazil	546	(16.3)%	652
Total Same Stores	40,836	(1.4)%	41,415
Transactions
U.S.	2,718		1,283
U.K.	728		—
Brazil	1,631		—
Total	$45,913	7.5%	$42,698
Gross Profit per Unit Sold
Same Stores
U.S.	$1,204	(7.6)%	$1,303
U.K.	$877	20.8%	$726
Brazil	$1,105	6.6%	$1,037
Total Same Stores	$1,167	(6.1)%	$1,243
Transactions
U.S.	$1,378		$1,023
U.K.	$648		$—
Brazil	$1,036		$—
Total	$1,158	(6.2)%	$1,235

	Three Months Ended March 31,
	2014	% Change	2013
Gross Margin
Same Stores
U.S.	7.6%		8.4%
U.K.	4.3%		3.9%
Brazil	6.6%		5.8%
Total Same Stores	7.2%		7.8%
Transactions
U.S.	9.1%		7.5%
U.K.	5.3%		—%
Brazil	6.6%		—%
Total	7.2%		7.8%
In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory.
The improved U.S. and U.K. economic conditions, uptick in U.S. consumer confidence, and a stronger new vehicle selling environment translated into an increase in total used vehicle demand. Our total Same Store used vehicle retail revenues increased 7.4% for the three months ended March 31, 2014, as compared to the same period in 2013. This improvement reflects a 5.0% increase in total Same Store used vehicle retail unit sales and a 2.3% increase in average used vehicle retail selling price to $20,810. Our U.S. Same Store average used vehicle retail selling price increased 0.8%, or $155, while our U.S. Same Store used vehicle retail units sold increased 4.3% for the three months ended March 31, 2014, as compared to the same period in 2013. Our U.S. Same Store Certified Pre-Owned ("CPO") volume increased 8.8% to 5,983 units sold for the three months ended March 31, 2014, as compared to the same period of 2013. As a percentage of the U.S. Same Store used vehicle retail unit sales, CPO units increased 110 basis points to 28.2% for the first quarter of 2014, as compared to the same period in 2013.
Our U.K. Same Store used vehicle retail revenues increased 32.4% for the three months ended March 31, 2014, as compared to the same period in 2013. This growth primarily reflects an increase in used retail vehicle unit sales of 18.8% and an 11.5% increase in average used vehicle retail selling price in the U.K.
In total, Same Store retail used vehicle gross profit declined 2.6% and gross margin declined 80 basis points, for the three months ended in March 31, 2014, as compared to the same period in 2013. The gross profit and gross margin declines were primarily driven by decreases in our U.S. segment where used retail vehicle gross profit per retail unit declined 8.6% and gross margins decreased 80 basis points to 8.2% for the three months ended March 31, 2014, as compared to the same period of 2013. Our results reflect the competitiveness of the selling environment in the markets in which we operate.
During the first three months of 2014, total Same Store wholesale used vehicle revenue increased by 11.0%. Total Same Store wholesale used vehicle gross profit per unit increased $27 to $249 for the three months ended March 31, 2014, as compared to the same period in 2013, driven by an increases in U.S. and U.K. Same Store wholesale used vehicle profit per unit of 5.7% and 312.1%, respectively, as compared to the same period in 2013.
We increased our used vehicle inventory levels by $7.2 million, or 3.1%, from $232.0 million as of December 31, 2013 and by $20.1 million, or 9.2%, from $219.0 million as of March 31, 2013 to $239.2 million as of March 31, 2014, primarily in response to an improved selling environment and our dealership acquisitions. Our consolidated days' supply of used vehicle inventory was 30 days at March 31, 2014, which was down from December 31, 2013 levels of 35 days and 31 days at March 31, 2013.

Parts and Service Data
(dollars in thousands)

	Three Months Ended March 31,
	2014	% Change	2013
Parts and Services Revenue
Same Stores
U.S.	$216,856	5.4%	$205,782
U.K.	18,382	24.4%	14,771
Brazil	6,035	(5.5)%	6,385
Total Same Stores	241,273	6.3%	226,938
Transactions
U.S.	13,463		10,572
U.K.	2,978		—
Brazil	11,603		—
Total	$269,317	13.4%	$237,510
Gross Profit
Same Stores
U.S.	$114,817	5.2%	$109,143
U.K.	10,020	33.9%	7,484
Brazil	2,549	(5.9)%	2,710
Total Same Stores	127,386	6.7%	119,337
Transactions
U.S.	7,486		5,681
U.K.	1,553		—
Brazil	5,238		—
Total	$141,663	13.3%	$125,018
Gross Margin
Same Stores
U.S.	52.9%		53.0%
U.K.	54.5%		50.7%
Brazil	42.2%		42.4%
Total Same Stores	52.8%		52.6%
Transactions
U.S.	55.6%		53.7%
U.K.	52.1%		—%
Brazil	45.1%		—%
Total	52.6%		52.6%
Our total Same Store parts and service revenues increased 6.3% to $241.3 million for the three months ended March 31, 2014, as compared to the same period in 2013, reflecting growth in both our U.S. and U.K segments. U.S. Same Store parts and service revenues increased 5.4%, or $11.1 million, for the three months ended March 31, 2014, as compared to the same period in 2013, driven primarily by a 10.5% increase in collision revenue, a 1.5% increase in customer-pay parts and service sales, a 4.2% increase in warranty revenues and a 11.8% increase in wholesale parts revenues, when compared to the same period in 2013. These results were tempered by the negative impact of severe winter weather in the U.S for much of January and February 2014. Our U.K. Same Store parts and service revenues grew 24.4%, or $3.6 million, for the three months ended March 31, 2014, as compared to the same period in 2013, driven primarily by a 22.3% increase in customer-pay parts and service sales.
Our total Same Store gross profit for the three months ended March 31, 2014 increased 6.7%, or $8.0 million as compared to the same periods in 2013. Our total Same Store parts and service margins increased 20 basis points for the three months ended March 31, 2014, as compared to the same period in 2013. The increases were primarily due to improvements in our U.S. and U.K. customer-pay parts and service margins.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2014	% Change	2013
Retail New and Used Unit Sales
Same Stores
U.S.	49,317	3.6%	47,603
U.K.	5,382	18.2%	4,555
Brazil	1,577	(16.3)%	1,885
Total Same Stores	56,276	4.1%	54,043
Transactions
U.S.	3,373		2,291
U.K.	1,102		—
Brazil	3,875		—
Total	64,626	14.7%	56,334
Retail Finance Fees
Same Stores
U.S.	$23,871	7.0%	$22,300
U.K.	2,398	44.5%	1,659
Brazil	35	(83.9)%	217
Total Same Stores	26,304	8.8%	24,176
Transactions
U.S.	1,258		911
U.K.	333		—
Brazil	533		—
Total	$28,428	13.3%	$25,087
Vehicle Service Contract Fees
Same Stores
U.S.	$30,089	15.1%	$26,149
U.K.	41	1,266.7%	3
Brazil	—	-	—
Total Same Stores	30,130	15.2%	26,152
Transactions
U.S.	1,038		900
U.K.	69		—
Brazil	—		—
Total	$31,237	15.5%	$27,052
Insurance and Other
Same Stores
U.S.	$19,732	22.9%	$16,055
U.K.	1,545	41.6%	1,091
Brazil	555	48.0%	375
Total Same Stores	21,832	24.6%	17,521
Transactions
U.S.	809		477
U.K.	232		—
Brazil	1,102		—
Total	$23,975	33.2%	$17,998

	Three Months Ended March 31,
	2014	% Change	2013
Total Finance and Insurance Revenues
Same Stores
U.S.	$73,692	14.2%	$64,504
U.K.	3,984	44.7%	2,753
Brazil	590	(0.3)%	592
Total Same Stores	78,266	15.4%	67,849
Transactions
U.S.	3,105		2,288
U.K.	634		—
Brazil	1,635		—
Total	$83,640	19.3%	$70,137
Finance and Insurance Revenues per Retail Unit Sold
Same Stores
U.S.	$1,494	10.3%	$1,355
U.K.	$740	22.5%	$604
Brazil	$374	19.1%	$314
Total Same Stores	$1,391	10.8%	$1,255
Transactions
U.S.	$921		$999
U.K.	$575		$—
Brazil	$422		$—
Total	$1,294	3.9%	$1,245
Our efforts to improve our finance and insurance business processes, coupled with improved retail vehicle sales volumes, continued to generate growth in our finance and insurance revenues. Our total Same Store finance and insurance revenues increased 15.4%, to $78.3 million, for the three months ended March 31, 2014, as compared to the same period in 2013, with our U.S. Same Store revenues growing $9.2 million, or 14.2%. The improvement in the U.S. was primarily driven by an increase in income per contract and penetration rates from all of our major product offerings, as well as a 3.6% increase in new and used retail unit sales. These increases more than offset an increase in our chargeback expense. As a result of the improvements in both income per contract and penetration rates, our total Same Store finance and insurance revenues PRU improved 10.8% to $1,391, as compared to the same period in 2013.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended March 31,
	2014	% Change	2013
Personnel
Same Stores
U.S.	$125,830	2.1%	$123,190
U.K.	11,744	24.1%	9,464
Brazil	3,045	(19.5)%	3,782
Total Same Stores	140,619	3.1%	136,436
Transactions
U.S.	8,170		5,262
U.K.	1,596		—
Brazil	6,700		—
Total	$157,085	10.9%	$141,698
Advertising
Same Stores
U.S.	$13,825	16.8%	$11,838
U.K.	971	127.4%	427
Brazil	170	11.1%	153
Total Same Stores	14,966	20.5%	12,418
Transactions
U.S.	886		665
U.K.	204		—
Brazil	363		—
Total	$16,419	25.5%	$13,083
Rent and Facility Costs
Same Stores
U.S.	$21,583	3.3%	$20,892
U.K.	1,868	(6.6)%	1,999
Brazil	1,354	(9.4)%	1,494
Total Same Stores	24,805	1.7%	24,385
Transactions
U.S.	1,402		1,960
U.K.	253		—
Brazil	2,566		—
Total	$29,026	10.2%	$26,345
Other SG&A
Same Stores
U.S.	$41,723	(5.7)%	$44,260
U.K.	5,079	22.5%	4,146
Brazil	1,146	(53.9)%	2,484
Total Same Stores	47,948	(5.8)%	50,890
Transactions
U.S.	2,977		1,417
U.K.	757		—
Brazil	3,346		—
Total	$55,028	5.2%	$52,307

	Three Months Ended March 31,
	2014	% Change	2013
Total SG&A
Same Stores
U.S.	$202,961	1.4%	$200,180
U.K.	19,662	22.6%	16,036
Brazil	5,715	(27.8)%	7,913
Total Same Stores	228,338	1.9%	224,129
Transactions
U.S.	13,435		9,304
U.K.	2,810		—
Brazil	12,975		—
Total	$257,558	10.3%	$233,433
Total Gross Profit
Same Stores
U.S.	$273,281	4.2%	$262,174
U.K.	25,485	32.9%	19,170
Brazil	6,084	(27.4)%	8,376
Total Same Stores	304,850	5.2%	289,720
Transactions
U.S.	16,450		10,769
U.K.	3,244		—
Brazil	13,578		—
Total	$338,122	12.5%	$300,489
SG&A as a % of Gross Profit
Same Stores
U.S.	74.3%		76.4%
U.K.	77.2%		83.7%
Brazil	93.9%		94.5%
Total Same Stores	74.9%		77.4%
Transactions
U.S.	81.7%		86.4%
U.K.	86.6%		—%
Brazil	95.6%		—%
Total	76.2%		77.7%

Employees	11,700		10,700
Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions. We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers in order to rationalize our cost structure.
Our business was hampered by severe weather during the first quarter 2014, causing store closures, reduced store traffic and incremental costs. Despite the effects of the severe weather, ongoing cost control efforts and the leverage on our cost structure that higher revenues and gross profit provide resulted in a 250 basis point improvement in our total Same Store SG&A as a percentage of gross profit for the three months ended March 31, 2014.
Our total Same Store SG&A increased, 1.9%, or $4.2 million, for the three months ended March 31, 2014, as compared to the same period in 2013. Our total Same Store personnel costs increased for the three months ended March 31, 2014, generally correlating with increased commission payments as a result of increased vehicle sales. For the three months ended March 31, 2014, our total Same Store rent and facility costs increased 1.7%, to $24.8 million, while our U.S. Same Store rent and facility costs increased 3.3%, as compared with the same period in 2013. Our total Same Store other SG&A decreased 5.8% for the three months ended March 31, 2014, as compared to the same periods in 2013, partially as a result of the impact of business acquisition costs incurred in 2013.

Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended March 31,
	2014	% Change	2013
Same Stores
U.S.	$8,160	10.4%	$7,392
U.K.	603	(1.3)%	611
Brazil	167	(28.3)%	233
Total Same Stores	8,930	8.4%	8,236
Transactions
U.S.	466		177
U.K.	152		—
Brazil	377		—
Total	$9,925	18.0%	$8,413
Our total Same Store depreciation and amortization expense increased 8.4% or $0.7 million, for the three months ended March 31, 2014, as compared to the same period in 2013, as we continue to strategically add dealership-related real estate to our portfolio and make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our OEM partners to maximize the return on our investments.

Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended March 31,
	2014	% Change	2013
Same Stores
U.S.	$8,041	(0.6)%	$8,090
U.K.	411	34.3%	306
Brazil	684	(10.2)%	762
Total Same Stores	9,136	(0.2)%	9,158
Transactions
U.S.	543		206
U.K.	22		—
Brazil	1,212		—
Total	$10,913	16.5%	$9,364
Memo:
Total manufacturer’s assistance	$9,817	20.1%	$8,173
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
As of March 31, 2014, we had effective interest rate swaps with an aggregate notional amount of $450.0 million that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.6%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Our total Same Store floorplan interest expense decreased 0.2% to $9.1 million for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease represents an improvement in inventory floorplan costs in Brazil, as well as a decline in our weighted average floorplan borrowings outstanding in the U.S. of $82.5 million for the three months ended March 31, 2014.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt and our other long-term debt, partially offset by interest income. For the three months ended March 31, 2014, other interest expense increased $1.3 million, or 13.8%, to $10.5 million, as compared to the same period in 2013. This increase was primarily attributable to additional mortgage borrowings associated with recent dealership acquisitions, as well as an increase in working capital borrowings on our Acquisition Line (as defined below).
Included in other interest expense, net for the three months ended March 31, 2014 and 2013 is non-cash, discount amortization expense of $2.8 million and $2.6 million, respectively, representing the impact of the accounting for convertible debt as required by Accounting Standards Codifications Topic ("ASC") 470. Based on the principal amount of 2.25% Notes and 3.00% Notes outstanding, we anticipate that the ongoing non-cash discount amortization expense related to the convertible debt instruments will average $13.7 million annually through mid-2016, the point at which the 2.25% Note holders can first require us to redeem the 2.25% Notes, and then will be an annual average of $4.8 million through the first quarter of 2020.
Provision for Income Taxes
Our provision for income taxes increased $0.8 million to $17.9 million for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to the increase of pretax book income. For the three months ended March 31, 2014, our effective tax rate decreased to 36.4% from 43.7% from the same period in 2013. This decrease was primarily due to the tax effect of non-deductible acquisition costs incurred during the three months ended March 31, 2013, as well as the mix of our pretax income from taxable state and foreign jurisdictions. We expect our effective tax rate for the remainder of 2014 will be approximately 38.0%. We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income and taxes available in carry back periods.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line (defined below) levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital and dealership and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for the remainder of 2014. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2014 change, we may need to access the private or public capital markets to obtain additional funding.
Cash on Hand. As of March 31, 2014, our total cash on hand was $17.7 million. The balance of cash on hand excludes $33.6 million of immediately available funds used to pay down our Floorplan Line as of March 31, 2014. We use the pay down of our Floorplan Line as a channel for the short-term investment of excess cash.

Cash Flows. With respect to all new vehicle floorplan borrowings in the normal course of business, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from us. With respect to borrowings for used vehicle financing, we finance up to 80% of the value of our used vehicle inventory in the U.S., and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). All borrowings from, and repayments to, the Revolving Credit Facility (defined below) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure "Adjusted net cash provided by operating activities" to evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
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

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Adjusted net cash provided by operating activities	$69,681	$98,071
Adjusted net cash used in investing activities	(52,567)	(64,317)
Adjusted net cash used in financing activities	(7,388)	(20,499)
Effect of exchange rate changes on cash	(12,254)	(176)
Net (decrease) increase in cash and cash equivalents	$(2,528)	$13,079
Sources and Uses of Liquidity from Operating Activities
For the three months ended March 31, 2014, we generated $133.2 million of net cash flow from operating activities. On an adjusted basis, we generated $69.7 million in net cash flow from operating activities, primarily consisting of $31.3 million in net income, as well as non-cash adjustments related to depreciation and amortization of $9.9 million, deferred income taxes of $2.9 million, amortization of debt discounts and debt issue costs of $3.6 million, and stock-based compensation of $3.7 million, as well as adjusted net changes in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $38.3 million from decreases of inventory levels, $46.6 million from increases in accounts payable and accrued expenses, $16.8 million from decreases of vehicle receivables and contracts-in-transit, $4.8 million from the net decrease in accounts and notes receivable and $2.7 million from decreases in prepaid expenses and other assets. These cash inflows were partially offset by adjusted cash outflows of $91.2 million from the net decrease in floorplan borrowings from manufacturer-affiliates and other credit facilities.
For the three months ended March 31, 2013, we generated $61.9 million of net cash flow from operating activities. On an adjusted basis, we generated $98.1 million in net cash flow from operating activities, primarily driven by $22.1 million in net income and $52.1 million in adjusted net increase in operating assets and liabilities, as well as significant non-cash adjustments related to depreciation and amortization of $8.4 million, deferred income taxes of $9.1 million, amortization of debt discounts and debt issue costs of $3.4 million and stock-based compensation of $3.4 million. Included in the adjusted net changes of operating assets and liabilities are adjusted cash inflows of $65.2 million from an increase in floorplan borrowings from manufacturer-affiliates and other credit facilities, $14.1 million from decreases of vehicle receivables and contracts-in-transit, $53.3 million from increases in accounts payable and accrued expenses, $1.8 million from decreases in accounts and notes receivable and $1.8 million from decreases in prepaid expenses and other assets. These cash inflows were partially offset by cash outflows of $84.1 million from increases in inventory levels.
Working Capital. At March 31, 2014, we had $85.4 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 80% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the three months ended March 31, 2014, we used $81.1 million in net cash flow for investing activities. On an adjusted basis, we used $52.6 million in net cash flow for investing activities. We used $24.1 million of adjusted cash flows for the acquisition of two dealerships, including the associated real estate, located in California. We also used $27.1 million during the first three months of 2014 for purchases of property and equipment to construct new and improve existing facilities, consisting of $16.2 million for capital expenditures, $3.0 million for the purchase of real estate associated with existing dealership operations and a $7.9 million net decrease in the accrual for capital expenditures.
During the three months ended March 31, 2013, we used $60.3 million in net cash flow for investing activities. On an adjusted basis, we used $64.3 million in net cash flow for investing activities, primarily related to our acquisition of 24 dealerships located in Brazil, the U.K. and the U.S. for $55.0 million in adjusted cash and 1.39 million shares of the Company's common stock. We also used $20.0 million during the first three months of 2013 for purchases of property and equipment to construct new and improve existing facilities, consisting of $15.6 million for capital expenditures, $2.7 million for the purchase of real estate associated with existing dealership operations and a $1.7 million net decrease in the accrual for capital expenditures. These cash outflows were partially offset by adjusted cash proceeds of $10.2 million from dispositions of assets, which were primarily related to the disposition of one dealership in California, as well as the related real estate.
Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2014 to be no more than $95.0 million, which could generally be funded from excess cash.
Acquisitions. We generally purchase businesses based on expected return on investment. In general, the purchase price, excluding real estate and floorplan liabilities, is approximately 15% to 20% of the annual revenue. Cash needed to complete our acquisitions generally comes from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities, Real Estate Credit Facility, term loans and our Acquisition Line. The acquisition of UAB Motors was primarily funded by the issuance of common stock.
Sources and Uses of Liquidity from Financing Activities
For the three months ended March 31, 2014, we used $42.4 million in net cash flow for financing activities. On an adjusted basis, we used $7.4 million in net cash flow for financing activities during the three months ended March 31, 2014, primarily related to $11.5 million for principal payments of long-term debt related to real estate loans, $10.0 million of net principal payments on our Acquisition Line, $4.1 million for dividend payments and $16.9 million to repurchase our Company's common stock. These cash outflows were partially offset by a net cash inflow of $22.6 million due to a decrease in our floorplan offset account, as well as a $13.9 million cash inflow from borrowings of long-term debt related to real estate loans.

For the three months ended March 31, 2013, we generated $11.6 million in net cash flow from financing activities. On an adjusted basis, we used $20.5 million in net cash flow for financing activities during the three months ended March 31, 2013, primarily related to $76.3 million of principal payments on debt, including $65.1 million for the extinguishment of debt assumed in the acquisition of UAB Motors, as well as $3.3 million for principal payments of long-term debt related to real estate loans and $6.6 million for principal payments on our mortgage facility. We used an additional $3.6 million for dividend payments during the three months ended March 31, 2013. These cash outflows were partially offset by a net cash inflow of $56.1 million from a decrease in our floorplan offset account, as well as a $6.0 million cash inflow from borrowings of long-term debt related to real estate loans.
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
As of March 31, 2014, after considering outstanding balances, we had $319.3 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $319.3 million available borrowings under the Floorplan Line was $33.6 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.4% as of March 31, 2014, excluding the impact of our interest rate swaps. After considering $50.0 million in borrowings outstanding as of March 31, 2014, $31.1 million of outstanding letters of credit at March 31, 2014, and other factors included in our available borrowing base calculation, there was $198.8 million of available borrowing capacity under the Acquisition Line as of March 31, 2014. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.
All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments are limited to the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket calculation, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of March 31, 2014, the Restricted Payment Basket totaled $158.5 million.

As of March 31, 2014, we were in compliance with all our financial covenants, including:

	As of March 31, 2014
	Required	Actual
Senior Secured Adjusted Leverage Ratio	< 3.75	2.25
Total Adjusted Leverage Ratio	< 5.50	3.15
Fixed Charge Coverage Ratio	> 1.35	2.19
Based upon our current five-year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our floorplan financing arrangement ("FMCC Facility") with Ford Motor Credit Company ("FMCC") provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $200.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of March 31, 2014, we had an outstanding balance of $174.0 million under the FMCC Facility with an available floorplan borrowing capacity of $26.0 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. As of March 31, 2014, the interest rate on the FMCC Facility was 4.75% before considering the applicable incentives.
Other Credit Facilities. We have credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are denominated in pound sterling and are evergreen arrangements that may be canceled with notice by either party and bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.14% to 3.95% as of March 31, 2014.
We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our operations in Brazil. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 14.85% to 19.02% as of March 31, 2014.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of March 31, 2014, the interest rate charged on borrowings related to our rental vehicle fleet varied up to 4.75%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.
The following table summarizes the position of our U.S. credit facilities as of March 31, 2014.

	As of March 31, 2014
U.S. Credit Facility	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,380,000	$1,060,700	$319,300
Acquisition Line (2)	320,000	81,110	198,820
Total Revolving Credit Facility	1,700,000	1,141,810	518,120
FMCC Facility	200,000	173,969	26,031
Total U.S. Credit Facilities (3)	$1,900,000	$1,315,779	$544,151

(1)	The available balance at March 31, 2014 includes $33.6 million of immediately available funds.

(2)
The outstanding balance of $81.1 million is related to outstanding letters of credit of $31.1 million and $50.0 million in borrowings as of March 31, 2014. The available borrowings may be limited from time-to-time, based upon certain debt covenants.

(3)
The outstanding balance excludes $155.5 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Real Estate Credit Facility. Our wholly-owned subsidiary, Group 1 Realty, Inc., is party to a real estate credit facility with Bank of America, N.A. and Comerica Bank (the “Real Estate Credit Facility”). The Real Estate Credit Facility provides the right for up to $99.1 million of term loans, of which $74.1 million has been used as of March 31, 2014. The term loans can be expanded provided that (a) no default or event of default exists under the Real Estate Credit Facility, (b) we obtain commitments from the lenders who would qualify as assignees for such increased amounts, and (c) certain other agreed upon t erms and conditions have been satisfied. The Real Estate Credit Facility is guaranteed by us and substantially all of our existing and future domestic subsidiaries. Each loan is secured by the relevant real property (and improvements related thereto) that is mortgaged under the Real Estate Credit Facility.
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
We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and are required to repay the aggregate principal amount outstanding on the maturity dates, from December 29, 2015 through February 27, 2017. During the three months ended March 31, 2014, we borrowed $0.2 million and made principal payments on outstanding borrowings of $0.7 million from the Real Estate Credit Facility. As of March 31, 2014, borrowings outstanding under the Real Estate Credit Facility totaled $67.2 million, with $3.5 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.
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
Real Estate Related Debt. We have entered into separate term mortgage loans with four of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation, Mercedes-Benz Financial Services USA, LLC, BMW Financial Services NA, LLC and FMCC as well as several third party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on the relevant real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.67% and 9.00%, and at variable indexed rates plus between 1.95% and 3.35% per annum. As of March 31, 2014, the aggregate outstanding balance under these Real Estate Notes was $247.9 million, with $17.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We also entered into separate term mortgage loans in the U.K. with another third-party financial institution which are secured by our U.K. subsidiary properties. These mortgage loans (collectively, “Foreign Notes”) are being repaid in monthly installments that began in July 1998 and mature by November 2022. As of March 31, 2014, borrowings under the Foreign Notes totaled $30.5 million, with $3.9 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
Purchase of Convertible Note Hedge. In connection with the issuance of the 3.00% Notes during 2010, we purchased ten-year call options on our common stock (“3.00% Purchased Options”). The total cost of the 3.00% Purchased Options was $45.9 million. The future income-tax deductions relating to the cost of the 3.00% Purchased Options will result in a tax benefit of approximately $17.2 million. The 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes. Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, we have the right to receive a total of 3.1 million shares of our common stock at the conversion price then in effect. The exercise price is subject to certain adjustments that mirror the adjustments to the conversion price of the 3.00% Notes (including payment of cash dividends). As of March 31, 2014, the conversion price was $37.21.
In addition to the purchase of the 3.00% Purchased Options, we sold warrants in separate transactions (“3.00% Warrants”). These 3.00% Warrants have a ten-year term and enable the holders to acquire shares of our common stock from us. The 3.00% Warrants are exercisable for a total of 3.1 million shares of our common stock at the conversion price then in effect. The exercise price is subject to adjustment for quarterly dividends, liquidation, bankruptcy, or a change in control of us and other conditions, including a failure by us to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of our common stock that could be required to be issued under the 3.00% Warrants is 5.5 million shares. On exercise of the 3.00% Warrants, we will settle the difference between the then market price and the strike price of the 3.00% Warrants in shares of our common stock. The proceeds from the sale of the 3.00% Warrants were $29.3 million. As a result of our decision to pay cash dividends, the exercise price of the 3.00% Warrants was $54.67 as of March 31, 2014. If any cash dividend or distribution is made to all, or substantially all, holders of our common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.
The 3.00% Purchased Options and 3.00% Warrant transactions were designed to increase the conversion price per share of our common stock, and therefore, mitigate the potential dilution of our common stock upon conversion of the 3.00% Notes, if any. As of March 31, 2014, the impact of the 3.00% Purchased Options and 3.00% Warrants increased the conversion price of our common stock under the 3.00% Notes from $37.21 to $54.67.
No shares of our common stock have been issued or received under the 3.00% Purchased Options or the 3.00% Warrants. For diluted earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants as depicted in the table below under the heading “Potential Dilutive Shares.” Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, for diluted earnings-per-share calculation purposes, we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. Based on the outstanding principal amount of our 3.00% Notes of $115.0 million at March 31, 2014, changes in the average price of our common stock impacted the share settlement of the 3.00% Notes, the 3.00% Purchased Options and the 3.00% Warrants as illustrated below:

Company Stock Price	Net Shares Issuable Under the 3.00% Notes	Share Entitlement Under the 3.00% Purchased Options	Shares Issuable Under the 3.00% Warrants	Net Shares Issuable	Potential Dilutive Shares
(Shares in thousands)
$37.50	24	(24)	—	—	24
$40.00	216	(216)	—	—	216
$42.50	385	(385)	—	—	385
$45.00	535	(535)	—	—	535
$47.50	670	(670)	—	—	670
$50.00	791	(791)	—	—	791
$52.50	900	(900)	—	—	900
$55.00	1,000	(1,000)	19	19	1,019
$57.50	1,091	(1,091)	152	152	1,243
$60.00	1,174	(1,174)	275	275	1,449
$62.50	1,251	(1,251)	387	387	1,638
$65.00	1,322	(1,322)	491	491	1,813
$67.50	1,387	(1,387)	588	588	1,975
$70.00	1,448	(1,448)	677	677	2,125
$72.50	1,505	(1,505)	760	760	2,265
$75.00	1,558	(1,558)	838	838	2,396
$77.50	1,607	(1,607)	911	911	2,518
$80.00	1,653	(1,653)	979	979	2,632
$82.50	1,697	(1,697)	1,043	1,043	2,740
$85.00	1,738	(1,738)	1,103	1,103	2,841
$87.50	1,777	(1,777)	1,160	1,160	2,937
$90.00	1,813	(1,813)	1,213	1,213	3,026
$92.50	1,848	(1,848)	1,264	1,264	3,112
$95.00	1,880	(1,880)	1,312	1,312	3,192
$97.50	1,911	(1,911)	1,358	1,358	3,269
$100.00	1,941	(1,941)	1,401	1,401	3,342
In connection with the issuance of the 2.25% Notes in 2006, we purchased ten-year call options on our common stock (“2.25% Purchased Options”). Under the terms of the 2.25% Purchased Options, which become exercisable upon conversion of the 2.25% Notes, we have the right to receive a total of approximately 3.1 million shares of our common stock at a conversion price of $59.29 per share as of March 31, 2014, subject to adjustment for quarterly dividends in excess of $0.14 per common share. Subject to these adjustments, the maximum amount of shares of our common stock that could be required to be issued under the 2.25% Warrants is 6.2 million shares. The total cost of the 2.25% Purchased Options was $116.3 million. The cost of the 2.25% Purchased Options results in future income-tax deductions that we expect will total approximately $43.6 million.
In addition to the purchase of the 2.25% Purchased Options, we sold warrants in separate transactions (“2.25% Warrants”). These 2.25% Warrants have a ten-year term and enable the holders to acquire shares of our common stock from us.

The 2.25% Warrants are exercisable for a total of 3.1 million shares of our common stock at the conversion price then in effect, subject to adjustment for quarterly dividends in excess of $0.14 per common share, liquidation, bankruptcy, or a change in control of our company and other conditions. The proceeds from the sale of the 2.25% Warrants were $80.6 million. As a result of our decision to pay cash dividends in excess of $0.14 per common, share, the exercise price of the 2.25% Warrants was $80.12 as of March 31, 2014.
The 2.25% Purchased Option and 2.25% Warrant transactions were designed to increase the conversion price per share of our common stock, and therefore, mitigate the potential dilution of our common stock upon conversion of the 2.25% Notes, if any. As of March 31, 2014, the impact of the 2.25% Purchased Options and 2.25% Warrants increased the conversion price of our common stock under the 2.25% Notes from $59.29 to $80.12.
No shares of our common stock have been issued or received under the 2.25% Purchased Options or the 2.25% Warrants. For diluted earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the 2.25% Warrants as depicted in the table below under the heading "Potential Dilutive Shares." Although the 2.25% Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, for diluted earnings-per-share calculations purposes, we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. Based on the outstanding principal amount of our 2.25% Notes of $182.8 million as of March 31, 2014 changes in the average price of our common stock will impact the share settlement of the 2.25% Notes, the 2.25% Purchased Options and the 2.25% Warrants as illustrated below:

Company Stock Price	Net Shares Issuable Under the 2.25% Notes	Share Entitlement Under the 2.25% Purchased Options	Shares Issuable Under the 2.25% Warrants	Net Shares Issuable	Potential Dilutive Shares
(Shares in thousands)
$57.00	—	—	—	—	—
$59.50	11	(11)	—	—	11
$62.00	135	(135)	—	—	135
$64.50	249	(249)	—	—	249
$67.00	355	(355)	—	—	355
$69.50	453	(453)	—	—	453
$72.00	544	(544)	—	—	544
$74.50	629	(629)	—	—	629
$77.00	709	(709)	—	—	709
$79.50	783	(783)	—	—	783
$82.00	853	(853)	70	70	923
$84.50	919	(919)	160	160	1,079
$87.00	982	(982)	244	244	1,226
$89.50	1,040	(1,040)	323	323	1,363
$92.00	1,096	(1,096)	398	398	1,494
$94.50	1,148	(1,148)	469	469	1,617
$97.00	1,198	(1,198)	536	536	1,734
$99.50	1,245	(1,245)	600	600	1,845
$102.00	1,290	(1,290)	661	661	1,951

Stock Issuances. In 2013, we issued 1.39 million shares of treasury stock, as part of the consideration paid for UAB Motors. There have been no similar stock issuances in the three months ended March 31, 2014
Stock Repurchases. From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. Currently, our Board of Directors has authorized us to repurchase up to $75.0 million of our common shares. As of March 31, 2014, we had repurchased 270,054 shares, at an average price of $62.74, for a total cost of $16.9 million, leaving $54.5 million of repurchase authorization remaining. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility and Real Estate Credit Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of March 31, 2014, the Restricted Payment Basket under both facilities was $158.5 million and will increase in the future periods by 50.0% of our future cumulative net income, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases.

Non-GAAP Financial Measures
We have included certain non-GAAP financial measures as defined under SEC rules, which recharacterize certain items within the Statement of Cash Flows. These adjusted measures are not measures of financial performance under U.S. GAAP. As required by SEC rules, we provide reconciliations of these adjusted measures to the most directly comparable U.S. GAAP measures. We believe that these adjusted financial measures are relevant and useful to investors because they improve the transparency of our disclosure, provide a meaningful presentation of results from our core business operations and improve period-to-period comparability of our results from our core business operations. Our management uses these measures in conjunction with U.S. GAAP financial measures to assess our business, including in communications with our Board of Directors, investors and analysts concerning financial performance.
The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	% Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$133,192	$61,926	115.1%
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition	(43,981)	39,419
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	(19,530)	(3,274)
Adjusted net cash provided by operating activities	$69,681	$98,071	(28.9)%
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(81,085)	$(60,268)	34.5%
Change in cash paid for acquisitions, associated with floorplan notes payable	28,518	3,274
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	—	(7,323)
Adjusted net cash used in investing activities	$(52,567)	$(64,317)	(18.3)%
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash (used in) provided by financing activities	$(42,381)	$11,597	(465.4)%
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	34,993	(32,096)
Adjusted net cash used in financing activities	$(7,388)	$(20,499)	(64.0)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk, and foreign currency exchange rate risk. We address these risks through a program of risk management, which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2014, and from which we may incur future gains or losses from changes in market interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of March 31, 2014, the outstanding principal amounts of our 2.25% Notes and 3.00% Notes totaled $182.8 million and $115.0 million, respectively, and had fair values of $221.2 million and $214.8 million, respectively. The carrying amounts of our 2.25% Notes and 3.00% Notes were $162.4 million and $85.3 million, respectively, at March 31, 2014.

Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
As of March 31, 2014, we had $1,335.4 million of variable-rate floorplan borrowings outstanding, $67.2 million of variable-rate Real Estate Credit Facility borrowings outstanding, and $119.5 million of other variable-rate real estate related borrowings outstanding. Based on the aggregate amount of variable-rate borrowings outstanding as of March 31, 2014, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $15.3 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $10.8 million in annual interest expense based on the variable borrowings outstanding as of March 31, 2014. This interest rate sensitivity increased from 2013 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended March 31, 2014, we recognized $9.8 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 87.3% of our floorplan interest expense for the first quarter of 2013 to 115.9% for the third quarter of 2012 and was 90.0% for the first quarter of 2014. In the U.S., manufacturer's interest assistance was 113.2% of floorplan interest expense in the first quarter of 2014. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.
We use interest rate swaps to adjust our exposure to interest rate movements when appropriate, based upon market conditions. As of March 31, 2014, we held interest rate swaps with aggregate notional amounts of $450.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.6%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Real Estate Credit Facility borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of March 31, 2014, net unrealized losses, net of income taxes, totaled $14.63 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of March 31, 2014, all of our derivative contracts were determined to be effective. As of March 31, 2014, a 100 basis-point change in the interest rates of our swaps would have resulted in a $4.5 million change to our annual interest expense. In addition to the $450.0 million of swaps in effect as of March 31, 2014, we also held ten interest rate swaps with forward start dates between December 2014 and December 2016 and expiration dates between December 2017 and December 2019. As of March 31, 2014, the aggregate notional value of these forward-starting swaps was $525.0 million and the weighted average interest rate was 2.7%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2019 does not exceed $600.0 million.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions).

	2014	2015	2016	2017	2018	2019
Notional amount in effect at the end of period	$550	$550	$600	$350	$200	$—
Weighted average interest rate during the period	2.63%	2.56%	2.76%	2.69%	2.77%	2.52%
Foreign Currency Exchange Rates. As of March 31, 2014, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% increase in average exchange rates for the British pound sterling versus the U.S. dollar would have resulted in a $22.5 million increase to our revenues for the three months ended March 31, 2014. A 10% increase in average exchange rates for the Brazilian real versus the U.S. dollar would have resulted in a $16.2 million increase to our revenues for the three months ended March 31, 2014.
For additional information about our market sensitive financial instruments please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations," "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to “Item 8. Financial Statements and Supplementary Data” in our 2013 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2014, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. For a discussion of our legal proceedings, see Part I, “Item 1. Financial Information,” Notes to Consolidated Financial Statements, Note 11, “Commitments and Contingencies.”
Item 1A. Risk Factors
There have been no material changes in our risk factors as previously disclosed in “Item 1A. Risk Factors” of our 2013 Form 10-K. Readers should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2013 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2013 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands, excluding commissions)
January 1 - January 31, 2014	—	$—	—	$71,448
February 1 - February 28, 2014	270,054	$62.74	270,054	$54,511
March 1 - March 31, 2014	—	$—	—	$54,511
Total	270,054		270,054
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
Date: April 29, 2014

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
Group 1 Automotive, Inc. 2014 Corporate Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed February 28, 2014)

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