Form 10-Q
period 2014-06-30
GROUP 1 AUTOMOTIVE INC
filed 2014-08-04
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes  ☐    No  ☑
As of July 28, 2014, the registrant had 24,261,639 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,295	$20,215
Contracts-in-transit and vehicle receivables, net	210,911	225,156
Accounts and notes receivable, net	142,115	135,058
Inventories, net	1,514,274	1,542,318
Deferred income taxes	16,595	21,150
Prepaid expenses and other current assets	119,013	24,041
Total current assets	2,024,203	1,967,938
PROPERTY AND EQUIPMENT, net	837,821	796,356
GOODWILL	786,264	737,303
INTANGIBLE FRANCHISE RIGHTS	314,413	301,505
OTHER ASSETS	14,189	16,376
Total assets	$3,976,890	$3,819,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility and other	$1,122,333	$1,143,104
Offset account related to floorplan notes payable - credit facility	(64,614)	(56,198)
Floorplan notes payable - manufacturer affiliates	298,656	346,572
Current maturities of long-term debt and short-term financing	30,516	36,225
Accounts payable	283,491	254,930
Accrued expenses	142,665	140,543
Total current liabilities	1,813,047	1,865,176
LONG-TERM DEBT, net of current maturities	938,575	663,689
DEFERRED INCOME TAXES	152,167	152,291
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	27,271	26,078
OTHER LIABILITIES	55,900	47,975
COMMITMENTS AND CONTINGENCIES (NOTE 11)
TEMPORARY EQUITY - Redeemable equity portion of the 2.25% and 3.00% Convertible Senior Notes	22,860	29,094
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,806 and 25,746 issued, respectively	258	257
Additional paid-in capital	259,783	368,641
Retained earnings	816,056	776,101
Accumulated other comprehensive loss	(39,928)	(51,677)
Treasury stock, at cost; 1,542 and 1,432 shares, respectively	(69,099)	(58,147)
Total stockholders’ equity	967,070	1,035,175
Total liabilities and stockholders’ equity	$3,976,890	$3,819,478

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,466,064	$1,376,219	$2,734,900	$2,486,454
Used vehicle retail sales	577,250	534,804	1,127,147	1,006,203
Used vehicle wholesale sales	94,971	83,316	184,144	157,867
Parts and service sales	283,207	260,950	552,524	498,460
Finance, insurance and other, net	90,146	79,821	173,786	149,958
Total revenues	2,511,638	2,335,110	4,772,501	4,298,942
COST OF SALES:
New vehicle retail sales	1,385,218	1,295,854	2,587,148	2,343,453
Used vehicle retail sales	531,584	491,299	1,038,680	922,422
Used vehicle wholesale sales	93,730	82,804	179,791	154,933
Parts and service sales	131,958	123,879	259,612	236,371
Total cost of sales	2,142,490	1,993,836	4,065,231	3,657,179
GROSS PROFIT	369,148	341,274	707,270	641,763
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	271,970	251,159	529,528	484,592
DEPRECIATION AND AMORTIZATION EXPENSE	10,753	8,884	20,678	17,297
ASSET IMPAIRMENTS	1,721	609	1,721	609
INCOME FROM OPERATIONS	84,704	80,622	155,343	139,265
OTHER EXPENSE:
Floorplan interest expense	(10,329)	(10,873)	(21,242)	(20,237)
Other interest expense, net	(12,567)	(9,570)	(23,080)	(18,812)
Other expense, net	—	—	—	(789)
Loss on purchase of long-term debt	(23,614)	—	(23,614)	—
INCOME BEFORE INCOME TAXES	38,194	60,179	87,407	99,427
PROVISION FOR INCOME TAXES	(21,332)	(22,791)	(39,242)	(39,921)
NET INCOME	$16,862	$37,388	$48,165	$59,506
BASIC EARNINGS PER SHARE	$0.70	$1.53	$1.98	$2.49
Weighted average common shares outstanding	23,298	23,315	23,318	22,796
DILUTED EARNINGS PER SHARE	$0.62	$1.43	$1.80	$2.32
Weighted average common shares outstanding	26,242	24,980	25,837	24,544
CASH DIVIDENDS PER COMMON SHARE	$0.17	$0.16	$0.34	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited, in thousands)
NET INCOME	$16,862	$37,388	$48,165	$59,506
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	6,395	(19,268)	14,609	(26,724)
Net unrealized (loss) gain on interest rate swaps:
Unrealized (loss) gain arising during the period, net of tax benefit (provision) of $2,306, ($4,622), $3,818 and ($4,614), respectively	(3,844)	7,704	(6,364)	7,690
Reclassification adjustment for loss included in interest expense, net of tax provision of $1,058, $1,020, $2,102 and $2,045, respectively	1,764	1,701	3,504	3,409
Net unrealized (loss) gain on interest rate swaps, net of tax	(2,080)	9,405	(2,860)	11,099
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	4,315	(9,863)	11,749	(15,625)
COMPREHENSIVE INCOME	$21,177	$27,525	$59,914	$43,881

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount					Total
	(Unaudited, in thousands)
BALANCE, December 31, 2013	25,746	$257	$368,641	$776,101	$(51,677)	$(58,147)	$1,035,175
Net income	—	—	—	48,165	—	—	48,165
Other comprehensive income, net	—	—	—	—	11,749	—	11,749
Purchases of treasury stock	—	—	—	—	—	(16,942)	(16,942)
Temporary equity adjustment related to 3.00% Convertible Notes	—	—	23,745	—	—	—	23,745
Purchase of equity component of 3.00% Convertible Notes	—	—	(118,121)	—	—	—	(118,121)
2.25% Convertible Notes reclassification to temporary equity	—	—	(17,511)	—	—	—	(17,511)
Net issuance of treasury shares to employee stock compensation plans	60	1	(5,935)	—	—	5,990	56
Stock-based compensation	—	—	7,861	—	—	—	7,861
Tax effect from stock-based compensation plans	—	—	1,103	—	—	—	1,103
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(8,210)	—	—	(8,210)
BALANCE, June 30, 2014	25,806	$258	$259,783	$816,056	$(39,928)	$(69,099)	$967,070

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,165	$59,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,678	17,297
Deferred income taxes	8,910	9,288
Asset impairments	1,721	609
Stock-based compensation	7,886	6,960
Amortization of debt discount and issue costs	7,235	6,827
Loss on purchase of long-term debt	23,614	—
Gain on disposition of assets	(649)	(9,670)
Tax effect from stock-based compensation	(1,103)	(1,129)
Other	1,146	1,020
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	30,383	46,280
Accounts and notes receivable	(4,825)	(3,115)
Inventories	24,403	(111,889)
Contracts-in-transit and vehicle receivables	14,964	19,211
Prepaid expenses and other assets	658	2,117
Floorplan notes payable - manufacturer affiliates	(52,458)	43,871
Deferred revenues	205	125
Net cash provided by operating activities	130,933	87,308
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(129,276)	(89,775)
Proceeds from disposition of franchises, property and equipment	9,764	77,921
Purchases of property and equipment, including real estate	(68,726)	(47,300)
Other	(6,125)	574
Net cash used in investing activities	(194,363)	(58,580)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	3,735,607	3,120,902
Repayments on credit facility - floorplan line and other	(3,762,092)	(3,042,696)
Borrowings on credit facility - acquisition line	89,963	—
Repayment on credit facility - acquisition line	(130,000)	—
Borrowings on real estate credit facility	200	—
Principal payments on real estate credit facility	(1,603)	(7,241)
Net borrowings on 5.00% Senior Unsecured Notes	344,750	—
Debt issue costs	(1,221)	—
Purchase of 3.00% Convertible Notes	(210,356)	—
Borrowings on other debt	53,038	777
Principal payments on other debt	(47,167)	(80,797)
Borrowings on debt related to real estate	32,559	6,008
Principal payments on debt related to real estate	(16,236)	(12,986)
Employee stock purchase plan purchases, net of employee tax withholdings	55	532
Repurchases of common stock, amounts based on settlement date	(16,942)	—
Tax effect from stock-based compensation	1,103	1,129
Dividends paid	(8,235)	(7,525)
Net cash provided by (used in) financing activities	63,423	(21,897)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,087	(629)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,080	6,202
CASH AND CASH EQUIVALENTS, beginning of period	20,215	4,650
CASH AND CASH EQUIVALENTS, end of period	$21,295	$10,852
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable and accrued expenses	$656	$1,856

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
As of June 30, 2014, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (46 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York and South Carolina), and (b) the West (72 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). Each U.S. region is managed by a regional vice president who reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of their regions. The financial matters of each U.S. region are managed by a regional chief financial officer who reports directly to the Company’s Chief Financial Officer. In addition, as of June 30, 2014, the Company had two international regions: (a) the U.K. region, which consisted of 14 dealerships in the U.K. and (b) the Brazil region, which consisted of 19 dealerships in Brazil. The international regions are also managed locally with direct reporting responsibilities to the Company’s corporate management team.
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
Basis of Presentation
The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying unaudited condensed Consolidated Financial Statements. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for any other interim period or for the entire fiscal year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).
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
Variable Interest Entity
In 2013, the Company entered into arrangements to provide a related-party entity that owns and operates retail automotive dealerships a fixed-interest-rate working capital loan and various administrative services for a variable fee, both of

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

which constitute variable interests in the entity. The Company's exposure to loss as a result of its involvement in the entity includes the balance outstanding under the loan arrangement. The Company holds no equity ownership interest in the entity. The Company has determined that the entity meets the criteria of a variable interest entity (“VIE”). The terms of the loan and services agreements provide the Company with the right to control the activities of the VIE that most significantly impact the VIE's economic performance, the obligation to absorb potentially significant losses of the VIE and the right to receive potentially significant benefits from the VIE. Accordingly, the Company qualified as the VIE's primary beneficiary and consolidated the assets and liabilities of the VIE as of June 30, 2014 and December 31, 2013, as well as the results of operations of the VIE beginning on the effective date of the variable interests arrangements to June 30, 2014. The floorplan notes payable liability of the VIE is securitized by the new and used vehicle inventory of the VIE. The carrying amounts and classification of assets (which can only be used to settle the liabilities of the VIE) and liabilities (for which creditors do not have recourse to the general credit of the Company) are included in the Company's purchase price allocations set forth in Note 2, "Acquisitions and Dispositions." The final allocation of assets and liabilities included in the Company's consolidated statements of financial position for the consolidated VIE as of June 30, 2014, as well as a preliminary allocation as of December 31, 2013, are as follows (in thousands):

	June 30, 2014	December 31, 2013
Current assets	$28,734	$24,170
Non-current assets	40,659	71,033
Total assets	$69,393	$95,203
Current liabilities	$24,498	$21,653
Non-current liabilities	24,401	25,374
Total liabilities	$48,899	$47,027
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, that raises the threshold for disposals to qualify as discontinued operations to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this accounting standard update should be applied prospectively and are effective for annual periods, and interim periods within those years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The Company is currently evaluating the impact the provisions of the ASU will have on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that amends the accounting guidance on revenue recognition. The amendments in this ASU are intended to provide a framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact the provisions of the ASU will have on its consolidated financial statements.
Correction of an Immaterial Error in the Consolidated Statement of Cash Flow
The Company identified an error in its Consolidated Statement of Cash Flow for the three months ended March 31, 2014. The error had the effect of overstating the Company’s net cash provided by operating activities and overstating the effect of exchange rate changes on cash by $12.5 million for the three months ended March 31, 2014. The corrected net cash provided by operating activities for the three months ended March 31, 2014 should have been $120.7 million. The Company has corrected this error in its Consolidated Statement of Cash Flow for the six months ended June 30, 2014, as presented in the consolidated financial statements contained herein. The Company’s management has assessed the error, both quantitatively and qualitatively, and determined that the effect on the prior period is immaterial.
2. ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2014, the Company acquired four dealerships and was granted one franchise in the U.S. The Company also opened one dealership for an awarded franchise in Brazil. Aggregate consideration paid for these acquisitions totaled $129.3 million, including associated real estate. During the second quarter of 2014, the Company sold two dealerships in the U.S. As a result of these dispositions, a net gain of $0.5 million was recognized for the three and six months ended June 30, 2014. Consideration received for these dealerships was $9.6 million.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2014, the Company determined that certain dealerships and the associated real estate qualified as held-for-sale. As a result, the Company classified the carrying value of all $90.0 million of the assets of the asset disposal group in prepaid and other current assets in its Consolidated Balance Sheet.
In February 2013, the Company purchased all of the outstanding stock of UAB Motors Particpações S.A. (“UAB Motors”). At the time of acquisition, UAB Motors consisted of 18 dealerships and 22 franchises in Brazil, as well as five collision centers. As discussed in Note 1, "Interim Financial Information," in connection with this acquisition, the Company entered into arrangements that are variable interests in a VIE. The Company qualifies as the primary beneficiary of the VIE. The consolidation of the VIE into the financial statements of the Company was accounted for as a business combination. In addition to the acquisition of UAB Motors, the Company acquired certain assets of four dealerships in the U.K. (collectively with the acquisition of UAB Motors, the "2013 Acquisitions") in February 2013. In conjunction with the 2013 Acquisitions, the Company incurred $6.5 million of costs, primarily related to professional services associated with the UAB Motors transaction. The Company included these costs in selling, general and administrative expenses ("SG&A") in the Consolidated Statement of Operations for the six months ended June 30, 2013.
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
The intangible franchise rights are expected to continue for an indefinite period, therefore these rights are not amortized. These intangible assets will be evaluated on an annual basis in accordance with Accounting Standards Codification ("ASC") 350. Goodwill represents the excess of consideration paid compared to net assets received in the acquisition. The goodwill relative to the Brazil reportable segment is not currently deductible for tax purposes.
During the six months ended June 30, 2013, the Company sold four dealerships and one franchise in the U.S. As a result of the dispositions, a net gain of $8.4 million and $9.0 million was recognized for the three and six months ended June 30, 2013, respectively.
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
The Company held interest rate swaps in effect as of June 30, 2014 of $450.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.6%. The Company records the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense. For the three and six months ended June 30, 2014, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.5 million and $4.9 million, respectively; for the three and six months ended June 30, 2013, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.4 million and $4.8 million respectively. Total floorplan interest expense was $10.3 million and $10.9 million for the three months ended June 30, 2014 and 2013, respectively, and $21.2 million and $20.2 million for the six months ended June 30, 2014 and 2013, respectively.
In addition to the $450.0 million of swaps in effect as of June 30, 2014, the Company held ten additional interest rate swaps with forward start dates between December 2014 and December 2016 and expiration dates between December 2017 and December 2019. As of June 30, 2014, the aggregate notional value of these ten forward-starting swaps was $525.0 million, and the weighted average interest rate was 2.7%. The combination of the interest rate swaps currently in effect and these forward-starting swaps is structured such that the notional value in effect at any given time through December 2019 does not exceed $600.0 million, which is less than the Company's expectation for variable rate debt outstanding during such period.
As of June 30, 2014 and December 31, 2013, the Company reflected liabilities from interest rate risk management activities of $27.3 million and $26.1 million, respectively, in its Consolidated Balance Sheets. In addition, as of June 30, 2014 and December 31, 2013, the Company reflected $0.5 million and $3.9 million of assets from interest rate risk management activities included in Other Assets in its Consolidated Balance Sheets. Included in Accumulated Other Comprehensive Loss at June 30, 2014 and 2013 were accumulated unrealized losses, net of income taxes, totaling $16.7 million and $15.8 million, respectively, related to these interest rate swaps.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2014, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for either the three or six months ended June 30, 2014 or 2013, respectively. The following table presents the impact during the current and comparative prior year period for the Company's derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Gain (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	2014	2013
	(In thousands)
Interest rate swap contracts	$(6,364)	$7,690

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Six Months Ended June 30,
	2014	2013
	(In thousands)
Floorplan interest expense	$(4,884)	$(4,848)
Other interest expense	(722)	(606)
The amount expected to be reclassified out of other comprehensive income (loss) into earnings as additional floorplan interest expense or other interest expense in the next twelve months is $10.9 million.

4. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2014 Long Term Incentive Plan (the "Incentive Plan"), as well as to employees pursuant to its 1998 Employee Stock Purchase Plan, as amended (the "Purchase Plan").
Long Term Incentive Plan
The 2007 Long Term Incentive Plan (the "Prior Plan") provided for the issuance of up to 7.5 million shares for grants to non-employee directors, officers and other employees of the Company and its subsidiaries. On May 20, 2014, the Company's shareholders approved the Incentive Plan, which replaced the Prior Plan. The maximum number of shares that may be issued under the Incentive Plan is limited to (i) 1.2 million shares, plus (ii) the number of shares available for future issuance under the Prior Plan as of May 20, 2014, plus (iii) the number of shares subject to awards that were outstanding as of May 20, 2014 to the extent any such award lapses or terminates without all shares subject to those awards being issued to the holder of such award or without such holder receiving a cash settlement of such award. The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified),  restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of June 30, 2014, there were 1,764,044 shares available for issuance under the Incentive Plan.
Restricted Stock Awards
The Company has granted under the Prior Plan and will continue to make grants under the Incentive Plan to non-employee directors and certain employees, at no cost to the recipient, restricted stock awards or, at their election, restricted stock units pursuant to the Incentive Plan. Restricted stock awards qualify as participating securities as each contain non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 5, “Earnings Per Share,” for further details. Restricted stock awards are considered outstanding at the date of grant but are subject to vesting periods ranging from six months to five years. Vested restricted stock units, which are not considered outstanding at the grant date, will settle in shares of common stock upon the termination of the grantees’ employment or directorship. In the event an employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

calculated based on the market price of the Company’s common stock at the date of grant and recognized over the requisite service period. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate.
A summary of the awards as of June 30, 2014, along with the changes during the six months then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	933,740	$49.87
Granted	249,440	66.28
Vested	(148,965)	46.71
Forfeited	(40,310)	51.52
Nonvested at June 30, 2014	993,905	$54.39
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of June 30, 2014, there were 563,138 shares available for issuance under the Purchase Plan. During the six months ended June 30, 2014 and 2013, the Company issued 56,826 and 58,525 shares, respectively, of common stock to employees participating in the Purchase Plan.
The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $14.54 and $13.40 during the six months ended June 30, 2014 and 2013, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $4.2 million and $3.6 million for the three months ended June 30, 2014 and 2013, respectively, and $7.9 million and $7.0 million for the six months ended June 30, 2014 and 2013, respectively. Cash received from option exercises and Purchase Plan purchases was $3.2 million and $3.0 million for the six months ended June 30, 2014 and 2013, respectively. The tax benefit realized for the tax deductions from the vesting of restricted shares, which increased additional paid in capital, totaled $1.1 million for both the six months ended June 30, 2014 and 2013, respectively.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the calculation of EPS for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	23,298	23,315	23,318	22,796
Dilutive effect of contingently convertible notes and warrants	2,937	1,660	2,513	1,743
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	7	5	6	5
Weighted average dilutive common shares outstanding	26,242	24,980	25,837	24,544
Basic:
Net Income	$16,862	$37,388	$48,165	$59,506
Less: Earnings allocated to participating securities	675	1,689	1,923	2,684
Earnings available to basic common shares	$16,187	$35,699	$46,242	$56,822
Basic earnings per common share	$0.70	$1.53	$1.98	$2.49
Diluted:
Net Income	$16,862	$37,388	$48,165	$59,506
Less: Earnings allocated to participating securities	619	1,592	1,773	2,522
Earnings available to diluted common shares	$16,243	$35,796	$46,392	$56,984
Diluted earnings per common share	$0.62	$1.43	$1.80	$2.32
As discussed in Note 9, “Long-Term Debt”, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes (as defined in Note 9) and the warrants sold in connection with the 2.25% Notes (“2.25% Warrants”) in its diluted common shares outstanding for the diluted earnings calculation. As a result, the number of shares included in the Company's diluted shares outstanding each period varies based upon the Company's average adjusted closing common stock price during the applicable period. Although the ten-year call options that the Company purchased on its common stock in connection with the issuance of the 2.25% Notes (“2.25% Purchased Options”) have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. The average adjusted closing price of the Company's common stock for the three months ended June 30, 2014 and 2013 was more than the conversion price then in effect at the end of those periods. Therefore, the respective dilutive effect of the 2.25% Notes was included in the computation of diluted EPS for the three and six months ended June 30, 2014 and 2013. Refer to Note 9, "Long-Term Debt" for a description of the change to the conversion price of the 2.25% Notes, which occurred during the three months ended June 30, 2014 as a result of the Company’s decision to pay a cash dividend in excess of $0.14, as well as the convertibility of the 2.25% Notes as of June 30, 2014 and for further discussion of the Company's notice of redemption issued subsequent to June 30, 2014.
In addition, the Company is required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes (as defined in Note 9, "Long-Term Debt" ) and the warrants sold in connection with the 3.00% Notes (“3.00% Warrants”). As a result, the number of shares included in the Company's diluted shares outstanding each period varies based upon the Company's average adjusted closing common stock price during the applicable period. Although the ten-year call options that the Company purchased on its common stock in connection with the issuance of the 3.00% Notes (“3.00% Purchased Options”) have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, the Company cannot factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would be anti-dilutive. Since the average price of the Company’s common stock for the three months ended June 30, 2014 and 2013, was more than the conversion price then in effect at the end of those periods, the respective dilutive effect of the 3.00% Notes and Warrants was included in the computation of diluted EPS for the three and six months ended June 30, 2014 and 2013. Refer to Note 9, "Long-Term Debt" for a description of the change to the conversion price of the 3.00% Notes, which occurred during the three months ended June 30, 2014 as a result of the Company’s decision to pay a cash dividend, as well as the convertibility of the 3.00% Notes as of June 30, 2014 and for further discussion of the Company's purchase of $92.5 million of the 3.00% Notes on June 25, 2014.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The Company's effective income tax rates of 55.9% and 44.9% of pretax income for the three and six months ended June 30, 2014, respectively, differed from the U.S. federal statutory rate of 35.0% due primarily to the tax deductible loss on the purchase of the majority of the 3.00% Notes (as defined in Note 9, "Long-term Debt") that was less than the loss recognized for U.S. GAAP, additional valuation allowances recorded in respect of net operating losses of certain Brazil subsidiaries, as well as the mix of pretax income from taxable state and foreign jurisdictions in which the Company operates.
For the three and six months ended June 30, 2014, the Company's effective tax rate increased to 55.9% and 44.9% from 37.9% and 40.2%, respectively, for the same periods in 2013. These increases were primarily due to the tax deductible loss on the purchase of the majority of the 3.00% Notes that was less than the loss recognized for U.S. GAAP, additional valuation allowances recorded in respect of net operating losses of certain Brazil subsidiaries, as well as the mix of pretax income from taxable state and foreign jurisdictions in which we operate.
As of June 30, 2014 and December 31, 2013, the Company had no unrecognized tax benefits with respect to uncertain tax positions and did not incur any interest and penalties nor did it accrue any interest for the six months ended June 30, 2014. When applicable, consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Taxable years 2009 and subsequent remain open for examination by the Company’s major taxing jurisdictions.
7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following:

	June 30, 2014	December 31, 2013
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$78,839	$78,131
Parts and service receivables	35,180	31,950
Finance and insurance receivables	17,886	19,283
Other	12,631	8,099
Total accounts and notes receivable	144,536	137,463
Less allowance for doubtful accounts	2,421	2,405
Accounts and notes receivable, net	$142,115	$135,058
Inventories consisted of the following:

	June 30, 2014	December 31, 2013
	(unaudited)
	(In thousands)
New vehicles	$1,103,350	$1,165,335
Used vehicles	267,144	231,960
Rental vehicles	85,255	88,523
Parts, accessories and other	65,931	64,156
Total inventories	1,521,680	1,549,974
Less lower of cost or market reserves	7,406	7,656
Inventories, net	$1,514,274	$1,542,318
New and used vehicles are valued at the lower of specific cost or market and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost or market determined on either a first-in, first-out basis or on an average cost basis.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment consisted of the following:

	Estimated Useful Lives in Years	June 30, 2014	December 31, 2013
	(unaudited)
		(dollars in thousands)
Land	—	$290,303	$269,778
Buildings	30 to 40	416,185	405,918
Leasehold improvements	varies	131,199	120,531
Machinery and equipment	7 to 20	83,288	79,209
Furniture and fixtures	3 to 10	75,601	70,918
Company vehicles	3 to 5	8,701	8,508
Construction in progress	—	22,873	19,224
Total		1,028,150	974,086
Less accumulated depreciation		190,329	177,730
Property and equipment, net		$837,821	$796,356
During the six months ended June 30, 2014, the Company incurred $38.9 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities. In addition, the Company purchased real estate (including land and buildings) during the six months ended June 30, 2014 associated with existing dealership operations totaling $21.7 million. And, in conjunction with the acquisition of dealerships and franchises in the six months ended June 30, 2014, the Company acquired $29.8 million of real estate and other property and equipment.
As of June 30, 2014, the Company determined that certain dealerships and the associated real estate qualified as held-for-sale. As a result, the Company classified the carrying value of the asset disposal group real estate totaling $32.7 million in prepaid and other current assets in its Consolidated Balance Sheet.
8. CREDIT FACILITIES
In the U.S., the Company has a $1.7 billion revolving syndicated credit arrangement with 25 financial institutions including six manufacturer-affiliated finance companies (“Revolving Credit Facility”). The Company also has a $300.0 million floorplan financing arrangement (“FMCC Facility”) with Ford Motor Credit Company (“FMCC”) for financing of new Ford vehicles in the U.S. and other floor plan financing arrangements with several other automobile manufacturers for financing of a portion of its rental vehicle inventory. In the U.K., the Company has financing arrangements with BMW Financial Services, Volkswagen Finance and FMCC for financing of its new and used vehicles. In Brazil, the Company has financing arrangements for new, used, and rental vehicles with several financial institutions, most of which are manufacturer affiliated. Within the Company's Consolidated Balance Sheets, Floorplan notes payable - credit facility and other primarily reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts related to the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of rental vehicles in the U.S., as well as the financing of new, used, and rental vehicles in both the U.K. and Brazil. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities.
Revolving Credit Facility
On June 20, 2013, the Company amended its Revolving Credit Facility principally to increase the total borrowing capacity from $1.35 billion to $1.7 billion and to extend the term from an expiration date of June 1, 2016 to June 20, 2018. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.6 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $1.95 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the one-month LIBOR plus 125 basis points for new vehicle inventory and the one-month LIBOR plus 150 basis points

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points for borrowings in U.S. dollars and 150 to 250 basis points on borrowings in euros or pound sterling, depending on the Company’s total adjusted leverage ratio. The Floorplan Line also requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $6.0 million of related unamortized costs as of June 30, 2014 that are being amortized over the term of the facility.
After considering the outstanding balance of $1,042.3 million at June 30, 2014, the Company had $337.7 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $337.7 million available borrowings under the Floorplan Line was $64.6 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.4% as of June 30, 2014 and December 31, 2013, excluding the impact of the Company’s interest rate swaps. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. With regards to the Acquisition Line, borrowings outstanding as of June 30, 2014 and December 31, 2013 were $20.5 million (borrowed as 12.0 million pounds sterling) and $60.0 million, respectively. After considering $43.2 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $220.8 million of available borrowing capacity under the Acquisition Line as of June 30, 2014. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company's U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of June 30, 2014, the Restricted Payment Basket totaled $167.9 million. As of June 30, 2014, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory in the U.S., including affiliated brands. This arrangement provides for $300.0 million of floorplan financing, an increase of $100.0 million from March 31, 2014, and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of June 30, 2014, the Company had an outstanding balance of $174.7 million under the FMCC Facility with an available floorplan borrowing capacity of $125.3 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. As of June 30, 2014, the interest rate on the FMCC Facility was 4.75% before considering the applicable incentives.
Other Credit Facilities
The Company has credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The interest rates charged on borrowings outstanding under these facilities ranged from 1.14% to 3.95% as of June 30, 2014.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazil operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of June 30, 2014, the interest rates charged on borrowings outstanding under these facilities ranged from 15.10% to 19.56%.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of June 30, 2014, the interest rate charged on borrowings related to the Company’s rental vehicle fleet varied up to 4.75%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.
9. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
2.25% Convertible Senior Notes	$164,556	$160,334
3.00% Convertible Senior Notes	16,907	84,305
Real Estate Credit Facility	66,316	67,719
5.00% Senior Notes	344,796	—
Acquisition Line	20,457	60,000
Other Real Estate Related and Long-Term Debt	307,738	279,167
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 10.6%	48,321	47,553
	969,091	699,078
Less current maturities of real estate credit facility and other long-term debt	30,516	35,389
	$938,575	$663,689
Purchase of 3.00% Convertible Senior Notes
On June 25, 2014, the Company purchased $92.5 million of the $115.0 million principal outstanding of its 3.00% Convertible Senior Notes due 2020 (“3.00% Notes”) in a tender offer, leaving an outstanding balance of $22.6 million as of June 30, 2014. Consideration paid for the purchase of the 3.00% Notes was $210.4 million. In conjunction with this purchase, the Company recognized a loss of $23.6 million for the three months ended June 30, 2014. Subsequent to June 30, 2014, the Company settled the 3.00% Purchased Options and 3.00% Warrants in the same proportion as the 3.00% Notes purchased. The net cash received as a result was $26.4 million, which will be recognized as an increase to additional paid in capital.
2.25% Convertible Senior Notes
As of June 30, 2014 and December 31, 2013, the carrying value of the Company's 2.25% Convertible Senior Notes due 2036 (“2.25% Notes”), related discount and equity component consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Carrying amount of equity component (including temporary equity)	$65,270	$65,270
Allocated underwriter fees, net of taxes	(1,475)	(1,475)
Allocated debt issuance cost, net of taxes	(58)	(58)
Total net equity component	$63,737	$63,737
Deferred income tax component	$6,524	$8,023
Principal amount of 2.25% Notes	$182,753	$182,753
Unamortized discount	(17,511)	(21,574)
Unamortized underwriter fees	(686)	(845)
Net carrying amount of liability component	$164,556	$160,334
Unamortized debt issuance cost	$27	$33

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the six months ended June 30, 2014 and 2013, the contractual interest expense and the discount amortization, which is recorded as other interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Six Months Ended June 30,
	2014	2013
	(dollars in thousands)
Year-to-date contractual interest expense	$2,056	$2,056
Year-to-date discount amortization (1)	$3,998	$3,689
Effective interest rate of liability component	7.7%	7.7%

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
The 2.25% Notes are convertible into cash and, if applicable, common stock based on the then-applicable conversion rate under the following circumstances: (a) during any calendar quarter (and only during such calendar quarter), if the closing price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $77.05 as of June 30, 2014)(the "2.25% Stock Price Trigger"); (b) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount for each day of the ten day trading period was less than 98% of the product of the last reported sale/bid price of the Company’s common stock and the conversion rate on that day; and (c) upon the occurrence of specified corporate transactions set forth in the indenture governing the 2.25% Notes (the "2.25% Notes Indenture"). Upon conversion, a holder will receive an amount in cash and, if applicable, shares of the Company’s common stock, determined in the manner set forth in the 2.25% Notes Indenture.
The Company may redeem all or part of the 2.25% Notes if the last reported sale price of the Company's common stock is greater than or equal to 130% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date on which the Company mails the redemption notice.
As of June 30, 2014, the conversion rate was 16.87 shares of common stock per $1,000 principal amount of 2.25% Notes, with a conversion price of $59.27 per share, which was reduced during the second quarter of 2014 as the result of the Company’s decision to pay a cash dividend in excess of $0.14 per share. As of June 30, 2014, the exercise price of the 2.25% Warrants, which are related to the issuance of the 2.25% Notes, was reduced to $80.09 due to the Company’s decision to pay a cash dividend in excess of $0.14 per share during the second quarter of 2014. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in excess of $0.14 per share in the future, the conversion rate will be further adjusted based on the formula defined in the 2.25% Notes Indenture.
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
As a result of the 2.25% Stock Price Trigger on June 30, 2014, the 2.25% Notes are convertible at the option of the holders during the three months ending September 30, 2014. As such, the Company reclassified the redeemable equity portion of the 2.25% Notes to temporary equity from the additional paid-in capital component of permanent equity on the Consolidated Balance Sheet as of June 30, 2014. The debt portion of the 2.25% Notes continued to be classified as a long-term liability as of June 30, 2014, since the Company has the intent and ability to refinance any conversion of the 2.25% Notes with another long-term debt instrument. The combination of the debt portion and temporary equity portion represents the aggregate principal obligation of the 2.25% Notes redeemable at the option of the holders as of June 30, 2014. The if-converted value of the 2.25% Notes exceeded the principal amount of the 2.25% Notes by $76.2 million at June 30, 2014.
Subsequent to June 30, 2014, the Company gave notice to holders that the Company will redeem all of the outstanding 2.25% Notes on September 4, 2014.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.00% Convertible Senior Notes
As of June 30, 2014 and December 31, 2013, the carrying value of the 3.00% Notes, related discount and equity component consisted of the following

	June 30, 2014	December 31, 2013
	(In thousands)
Carrying amount of equity component (including temporary equity)	$4,973	$25,359
Allocated underwriter fees, net of taxes	(149)	(760)
Allocated debt issuance cost, net of taxes	(22)	(112)
Total net equity component	$4,802	$24,487
Deferred income tax component	$1,936	$10,625
Principal amount of 3.00% Notes	$22,550	$115,000
Unamortized discount	(5,348)	(29,094)
Unamortized underwriter fees	(295)	(1,601)
Net carrying amount of liability component	$16,907	$84,305
Unamortized debt issuance costs	$44	$236
For the six months ended June 30, 2014 and 2013, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Six Months Ended June 30,
	2014	2013
	(dollars in thousands)
Year-to-date contractual interest expense	$1,679	$1,725
Year-to-date discount amortization (1)	$1,693	$1,588
Effective interest rate of liability component	8.6%	8.6%
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
The 3.00% Notes are convertible into cash and, if applicable, common stock based on the then-applicable conversion rate under the following circumstances: (a) during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the applicable conversion price per share (or $48.26 as of June 30, 2014) (the “3.00% Stock Price Trigger”); (b) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount for each day of the ten day trading period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 3.00% Notes on that day; and (c) upon the occurrence of specified corporate transactions set forth in the indenture governing the 3.00%  Notes (the "3.00% Notes Indenture"). Upon conversion, a holder will receive an amount in cash and, if applicable, shares of the Company’s common stock, determined in the manner set forth in the 3.00% Notes Indenture.
As of June 30, 2014, the conversion rate was 26.94 shares of common stock per $1,000 principal amount of 3.00% Notes, with a conversion price of $37.13 per share, which was reduced during the second quarter of 2014 as the result of the Company’s decision to pay a cash dividend. As of June 30, 2014, the exercise price of the 3.00% Warrants, which are related to the issuance of the 3.00% Notes, was reduced to $54.55 due to the Company’s decision to pay a cash dividend during the second quarter of 2014. If any cash dividend or distribution is made to all, or substantially all, holders of the Company’s common stock in the future, the conversion rate will be further adjusted based on the formula defined in the 3.00% Notes Indenture.
Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, the Company has the right to receive a total of 3.1 million shares of its common stock at the conversion price then in effect. Subsequent to June 30, 2014, the Company settled 2.5 million of the 3.00% Purchased Options, congruent with the purchase of

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the majority of the 3.00% Notes in a tender offer, leaving the Company with the right to receive a total of 0.6 million shares of its common stock at the conversion price then in effect. The exercise price of the 3.00% Purchased Options is subject to certain adjustments that mirror the adjustments to the conversion price of the 3.00% Notes (including payments of cash dividends).
As a result of the 3.00% Stock Price Trigger on June 30, 2014, the 3.00% Notes are convertible at the option of the holders during the three months ending September 30, 2014. As such, the Company reclassified the redeemable equity portion of the 3.00% Notes to temporary equity from the additional paid-in capital component of permanent equity on the Consolidated Balance Sheet as of June 30, 2014. The debt portion of the 3.00% Notes continued to be classified as a long-term liability as of June 30, 2014, since the Company has the intent and ability to refinance any conversion of the 3.00% Notes with another long-term debt instrument. The combination of the debt portion and temporary equity portion represents the aggregate principal obligation of the 3.00% Notes redeemable at the option of the holders as of June 30, 2014. The if-converted value of the 3.00% Notes exceeded the principal amount of the 3.00% Notes by $28.5 million at June 30, 2014.
5.00% Senior Notes
On June 2, 2014, the Company issued 5.00% senior unsecured notes with a face amount of $350.0 million due to mature on June 1, 2022 ("5.00% Notes"). The 5.00% Notes pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. Prior to June 1, 2017, the Company may redeem up to 35.0% of the 5.00% Notes using proceeds of certain equity offerings, subject to certain conditions at a redemption price equal to 105% of principal amount of the 5.00% Notes plus accrued and unpaid interest. In addition, prior to June 1, 2017, the Company may redeem some or all of the 5.00% Notes at a redemption price equal to 100% of the principal amount of the 5.00% Notes redeemed, plus an applicable make-whole premium, and plus accrued and unpaid interest. On or after June 1, 2017, the Company may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. The Company may be required to purchase the 5.00% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt.
The 5.00% Notes are guaranteed by substantially all of the Company's U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company's U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of its non-guarantor subsidiaries.
In connection with the issuance of the 5.00% Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the initial purchasers. Pursuant to the Registration Rights Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission within 365 days of issuance, so that holders of the 5.00% Notes can exchange the 5.00% Notes for registered 5.00% Notes that have substantially identical terms as the 5.00% Notes. The Company will be required to pay additional interest on the 5.00% Notes if it fails to comply with its obligations to register the 5.00% Notes within the specified time period.
Underwriters' fees totaled $5.3 million, which were recorded as a reduction of the 5.00% Notes principal balance, are being amortized over a period of eight years. The 5.00% Notes are presented net of unamortized underwriter fee of $5.2 million as of June 30, 2014. At the time of issuance of the 5.00% Notes, the Company capitalized $1.5 million of debt issuance costs, which are included in Other Assets on the accompanying Consolidated Balance Sheet and amortized over a period of eight years. Unamortized debt issuance costs as of June 30, 2014 totaled $1.5 million.
Real Estate Credit Facility
Group 1 Realty, Inc., a wholly-owned subsidiary of the Company, is party to a real estate credit facility with Bank of America, N.A. and Comerica Bank (the “Real Estate Credit Facility”) providing the right for up to $99.1 million of term loans, of which $74.1 million had been used as of June 30, 2014. The term loans can be expanded provided that (a) no default or event of default exists under the Real Estate Credit Facility; (b) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. This facility is guaranteed by the Company and substantially all of the existing and future domestic subsidiaries of the Company and is secured by the real property owned by the Company that is mortgaged under the Real Estate Credit Facility. The Company capitalized $1.1 million debt issuance costs related to the Real Estate Credit Facility that are being amortized over the term of the facility, $0.5 million of which were still unamortized as of June 30, 2014.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and is required to repay the aggregate amount outstanding on the maturity dates of the individual property borrowings, ranging, from December 29, 2015 through February 27, 2017. During the six months ended June 30, 2014, the Company made additional borrowings of $0.2 million and made principal payments of $1.6 million on outstanding borrowings from the Real Estate Credit Facility. As of June 30, 2014, borrowings outstanding under the Real Estate Credit Facility totaled $66.3 million, with $3.5 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
The Real Estate Credit Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. In addition, the Real Estate Credit Facility requires certain financial covenants that are identical to those contained in the Company’s Revolving Credit Facility. As of June 30, 2014, the Company was in compliance with all applicable covenants and ratios under the Real Estate Credit Facility.
Acquisition Line
See Note 8, "Credit Facilities," for further discussion on the Company's Revolving Credit Facility and Acquisition Line.
Other Real Estate Related and Long-Term Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with four of its manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”) and FMCC as well as several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.67% and 9.00%, and at variable indexed rates plus a spread between 1.90% and 3.35% per annum. The Company capitalized $1.3 million of related debt issuance costs related to the Real Estate Notes that are being amortized over the terms of the notes, $0.6 million of which were still unamortized as of June 30, 2014.
The loan agreements with TMCC consist of eight term loans. As of June 30, 2014, $50.8 million was outstanding under the TMCC term loans, with $7.0 million classified as a current maturity of long-term debt. For the six months ended June 30, 2014, the Company made no additional borrowings and made principal payments of $0.8 million. These loans will mature by September 2020 and provide for monthly payments based on a 20-year amortization schedule. These eight loans are cross-collateralized and cross-defaulted with each other and are cross-defaulted with the Revolving Credit Facility.
The loan agreements with MBFS consist of three term loans. As of June 30, 2014, $44.7 million was outstanding under the MBFS term loans, with $1.7 million classified as a current maturity of long-term debt. For the six months ended June 30, 2014, the Company made no additional borrowings and made principal payments of $0.8 million. The agreements provide for monthly payments based on a 20-year amortization schedule and will mature by December 2030. These three loans are cross-collateralized and cross-defaulted with each other and are also cross-defaulted with the Revolving Credit Facility.
The loan agreements with BMWFS consist of 14 term loans. As of June 30, 2014, $68.1 million was outstanding under the BMWFS term loans, with $4.2 million classified as a current maturity of long-term debt. For the six months ended June 30, 2014, the Company made no additional borrowings and made principal payments of $2.0 million. The agreements provide for monthly payments based on a 15-year amortization schedule and will mature September 2019. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These 14 loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.
The loan agreements with FMCC consist of 2 term loans. As of June 30, 2014, $18.9 million was outstanding under the FMCC term loans, with $0.8 million classified as a current maturity of long-term debt. For the six months ended June 30, 2014, the Company made additional borrowings and principal payments of $13.8 million and $0.3 million, respectively. The agreements provide for monthly payments based on an 11-year amortization schedule that will mature by January 2024. These 2 loans are cross-defaulted with the Revolving Credit Facility.
In addition, agreements with third-party financial institutions consist of 14 term loans for an aggregate principal amount of $90.6 million, to finance real estate associated with the Company’s dealerships. The loans are being repaid in monthly installments that will mature by November 2022. As of June 30, 2014, borrowings under these notes totaled $81.2 million, with $4.6 million classified as a current maturity of long-term debt. For the six months ended June 30, 2014, the Company made additional borrowings and principal payments of $18.7 million and $1.8 million, respectively. These 14 loans are cross-defaulted with the Revolving Credit Facility.
The Company has also entered into separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “Foreign Notes”) are being repaid in

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

monthly installments that mature August 2027. As of June 30, 2014, borrowings under the Foreign Notes totaled $30.2 million, with $4.0 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the six months ended June 30, 2014, the Company made no additional borrowings and made principal payments of $8.5 million.
During the six months ended June 30, 2014, the Company entered into working capital loan agreements with a third-party financial institution in Brazil for R$22.0 million. The proceeds were used to partially pay off manufacturer-affiliated floorplan borrowings. This loan is to be repaid in full by February 2017.
Fair Value of Long-Term Debt
The Company’s outstanding 2.25% Notes had a fair value of $261.2 million and $231.6 million as of June 30, 2014 and December 31, 2013, respectively. The Company’s outstanding 3.00% Notes had a fair value of $52.9 million and $231.2 million as of June 30, 2014 and December 31, 2013, respectively. The Company's outstanding 5.00% Notes had a fair value of $351.8 million as of June 30, 2014. Of the $307.7 million and $279.2 million other real estate related and long-term debt as of June 30, 2014 and December 31, 2013, respectively, $160.2 million and $164.1 million represented fixed interest rate borrowings. The fair value of such fixed interest rate borrowings was $185.8 million and $190.0 million as of June 30, 2014 and December 31, 2013, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2014 and December 31, 2013. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
10. FAIR VALUE MEASUREMENTS
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
The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified debt instruments and interest rate derivative financial instruments as having met such criteria. The respective fair values measured on a recurring basis as of June 30, 2014 and December 31, 2013, respectively, were as follows:

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of June 30, 2014
	Level 1	Level 2	Total
	(In thousands)
Assets:
Interest rate derivative financial instruments	$—	$536	$536
Debt securities:
Demand obligations	$—	$74	$74
Total	$—	$610	$610
Liabilities:
Interest rate derivative financial instruments	$—	$27,271	$27,271
Total	$—	$27,271	$27,271

	As of December 31, 2013
	Level 1	Level 2	Total
	(In thousands)
Assets:
Interest rate derivative financial instruments	$—	$3,919	$3,919
Total	$—	$3,919	$3,919
Liabilities:
Interest rate derivative financial instruments	$—	$26,078	$26,078
Total	$—	$26,078	$26,078
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $3.5 million as of June 30, 2014. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company does not have any known material environmental commitments or contingencies and presently has no reason to believe that it or its subsidiaries will be called on to so perform.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2013	$216,412	$8,659	$76,434	$301,505
Additions through acquisitions	18,988	—	—	18,988
Purchase price allocation adjustments	(2,114)	—	(9,061)	(11,175)
Currency Translation	—	292	4,803	5,095
BALANCE, June 30, 2014	$233,286	$8,951	$72,176	$314,413

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2013	$612,468	$19,602	$105,233	$737,303	(1)
Additions through acquisitions	34,588	—	—	34,588
Disposals	(729)	—	—	(729)
Purchase price allocation adjustments	1,446	—	5,975	7,421
Currency Translation	—	662	7,052	7,714
Tax adjustments	(33)	—	—	(33)
BALANCE, June 30, 2014	$647,740	$20,264	$118,260	$786,264	(1)
(1) Net of accumulated impairment of $40.3 million.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30, 2014
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2013	$(37,827)	$(13,850)	$(51,677)
Other comprehensive income (loss) before reclassifications:			—
Pre-tax	14,609	(10,182)	4,427
Tax effect	—	3,818	3,818
Amounts reclassified from accumulated other comprehensive income to:
Floorplan interest expense	—	4,884	4,884
Other interest expense	—	722	722
Tax effect	—	(2,102)	(2,102)
Net current period other comprehensive income	14,609	(2,860)	11,749
Balance, June 30, 2014	$(23,218)	$(16,710)	$(39,928)

	Six Months Ended June 30, 2013
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2012	$(6,126)	$(26,931)	$(33,057)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(26,724)	12,304	(14,420)
Tax effect	—	(4,614)	(4,614)
Amounts reclassified from accumulated other comprehensive income to:
Floorplan interest expense	—	4,848	4,848
Other interest expense	—	606	606
Tax effect	—	(2,045)	(2,045)
Net current period other comprehensive (loss) income	(26,724)	11,099	(15,625)
Balance, June 30, 2013	$(32,850)	$(15,832)	$(48,682)

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. SEGMENT INFORMATION
As of June 30, 2014, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new vehicles, used vehicles, parts and automotive services, finance and insurance products, and collision centers. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segments and therefore the corporate financial results are included within the U.S. reportable segment.
The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer. Reportable segment revenue, income (loss) before income taxes, provision for income taxes and net income (loss) were as follows for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014					Six Months Ended June 30, 2014
	U.S.		U.K.	Brazil	Total	U.S.		U.K.	Brazil	Total
	(In thousands)
Total revenues	$2,060,596		$251,324	$199,718	$2,511,638	$3,895,222		$499,025	$378,254	$4,772,501
Income (loss) before income taxes	34,466	(1)	5,517	(1,789)	38,194	80,328	(1)	10,134	(3,055)	87,407
Provision for income taxes	(20,235)		(691)	(406)	(21,332)	(37,063)		(1,656)	(523)	(39,242)
Net income (loss)	14,231	(1)	4,826	(2,195)	16,862	43,265	(1)	8,478	(3,578)	48,165

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil (2)	Total
	(In thousands)
Total revenues	$1,881,654	$207,436	$246,020	$2,335,110	$3,603,440	$378,514	$316,988	$4,298,942
Income before income taxes	53,226	3,837	3,116	60,179	91,780	5,841	1,806	99,427
Provision for income taxes	(21,017)	(865)	(909)	(22,791)	(38,106)	(1,353)	(462)	(39,921)
Net income	32,209	2,972	2,207	37,388	53,674	4,488	1,344	59,506

	As of June 30, 2014
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,339,609	$276,336	$360,945	$3,976,890

	As of December 31, 2013
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,241,192	$237,960	$340,326	$3,819,478
(1) Includes loss on purchase of long-term debt of $23.6 million.
(2) Represents financial data from date of acquisition on February 28, 2013.

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
•business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, customer demand, interest rates and changes in industry-wide inventory levels; and
•the availability of financing for inventory, working capital, real estate and capital expenditures.
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
•manufacturer quality issues, including the recall of vehicles, may negatively impact vehicle sales and brand reputation;
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
As of June 30, 2014, we owned and operated 193 franchises, representing 34 brands of automobiles, at 151 dealership locations and 37 collision centers worldwide. We own 151 franchises at 118 dealerships and 28 collision centers in the U.S., 19 franchises at 14 dealerships and four collision centers in the U.K., as well as 23 franchises at 19 dealerships and five collision centers in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, Oklahoma, South Carolina and Texas in the U.S., in 13 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo and Parana in Brazil.
Outlook
During the six months ended June 30, 2014, consumer demand for new and used vehicles in the U.S. improved over the same period in 2013. According to industry experts, the average seasonally adjusted annual rate of sales (“SAAR”) in the U.S. for the six months ended June 30, 2014 was 16.1 million units, compared to 15.4 million units for the six months ended June 30, 2013. We believe that the improving economic trends provide opportunities for us to improve our operating results as we: (a) expand our new and used vehicle unit sales and improve our sales efficiency; (b) continue to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; (c) invest capital where necessary to support our anticipated growth, particularly in our parts and service business; and (d) further leverage our revenue and gross profit growth through continued cost controls.
The U.K. economy represents the sixth largest economy in the world. The U.K. automotive sales market continues to outperform the rest of Europe. Vehicle registrations in the U.K. increased 10.6% in the six months ended June 30, 2014, as compared to the same period a year ago. Sustainable growth is expected for the remainder of 2014 with new vehicle sales continuing to improve.
The Brazilian economy represents the seventh largest in the world and recently has been one of the fastest growing economies in the world. However, the Brazilian economy is facing many challenges and is currently not demonstrating significant growth. New vehicle registrations in Brazil declined 7.3% during the six months ended June 30, 2014 as compared to the same period a year ago. With government elections pending, we expect economic conditions in Brazil to remain challenged in the near term and automobile industry sales to be flat to down for the remainder of 2014. But, we remain optimistic for the growth in the longer term.
During the first six months of 2014, several manufacturers recalled vehicles in the U.S. and worldwide, mostly during the second quarter. General Motors, Honda, Mazda, Nissan, BMW, Ford, Toyota, and Chrysler recalled millions of vehicles for varying issues including air bags, power steering and ignition switches. Some of these recalls included the stop-sale orders for certain models, impacting our vehicle sales performance and increasing our inventory carrying costs. The manufacturers' recalls are anticipated to have a positive effect on our warranty parts and service business through at least the fourth quarter of 2014. However, the impact of these product quality issues to the aforementioned manufacturer's brand reputation, as well as the resulting impact to our new and used vehicle businesses, cannot be accurately predicted at this time.
Our operations have generated, and we believe that our operations will continue to generate, positive cash flow. As such, we are focused on maximizing the return that we generate from our invested capital and positioning our balance sheet to take advantage of investment opportunities as they arise. We remain committed to our growth-by-acquisition strategy. We believe that significant opportunities exist to enhance our portfolio with dealerships that meet our stringent investment criteria in the U.S., U.K. and Brazil. During the first six months of 2014, we completed the acquisition of four dealerships, were granted one franchise in the U.S. and opened a dealership for an awarded franchise in Brazil. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders.
We continue to closely scrutinize all planned future capital spending and work closely with our original equipment manufacturer (“OEM”) partners in this area to make prudent investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that our capital spending for the year of 2014 will be less than $95.0 million.
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
For the three months ended June 30, 2014, total revenues increased 7.6% from 2013 levels to $2.5 billion and gross profit improved 8.2% to $369.1 million over the prior year period. For the six months ended June 30, 2014, total revenues increased 11.0% from 2013 levels to $4.8 billion and gross profit improved 10.2% to $707.3 million over the prior year period. Operating income increased from 2013 levels by 5.1% to $84.7 million for the three months ended June 30, 2014 and by 11.5% to $155.3 million for the six months ended June 30, 2014. Income before income taxes decreased to $38.2 million for the second quarter of 2014, which was a 36.5% decline over the comparable prior year period, and decreased to $87.4 million for six months ended June 30, 2014, which was a 12.1% decline from 2013. For the three months ended June 30, 2014, we experienced a 54.9% decline in net income to $16.9 million and a 56.6% decrease in diluted income per share to $0.62 each as compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, we experienced a 19.1% decrease in net income to $48.2 million and a 22.4% decrease in diluted income per share to $1.80 as compared to the six months ended June 30, 2013. The decreases in income before income taxes and net income for the three and six months ended June 30, 2014 compared to 2013 primarily reflect the $23.6 million loss recognized on the purchase of the majority of our 3.00% Convertible Senior Notes due 2020 ("3.00% Notes") in a tender offer in June 2014. For the three and six months ended June 30, 2014, our weighted average dilutive common shares outstanding increased 5.1% and 5.3% over the prior year periods to 26.2 million and 25.8 million, respectively. This increase was primarily the result of the increase in dilution from the potential conversion of our 3.00% Notes and 2.25% Convertible Senior Notes due 2036 ("2.25% Notes"), which mirrors the rise in our average stock price during the second quarter and first half of 2014 as compared with the same periods in 2013. The share dilution calculation does not include the beneficial impact of the call spreads that we have in place. A complete presentation of the dilutive effect of the 3.00% Notes and 2.25% Notes can be found in the Liquidity and Capital Resources section of this Item 2. For the six months ended June 30, 2014 and 2013, our net cash provided by operations was $130.9 million and $87.3 million, respectively, and our adjusted net cash provided by operations was $87.2 million and $154.6 million, respectively. See further explanation of the adjusted cash flow metrics in the Non-GAAP Financial Measures section of this Item 2.

Key Performance Indicators
Consolidated Statistical Data
The following table highlights certain of the key performance indicators we use to manage our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Unit Sales
Retail Sales
New Vehicle	42,456	41,531	80,205	74,627
Used Vehicle	26,721	25,634	53,598	48,872
Total Retail Sales	69,177	67,165	133,803	123,499
Wholesale Sales	13,230	13,072	26,014	24,407
Total Vehicle Sales	82,407	80,237	159,817	147,906
Gross Margin
New Vehicle Retail Sales	5.5%	5.8%	5.4%	5.8%
Total Used Vehicle Sales	7.0%	7.1%	7.1%	7.4%
Parts and Service Sales	53.4%	52.5%	53.0%	52.6%
Total Gross Margin	14.7%	14.6%	14.8%	14.9%
SG&A(1) as a % of Gross Profit	73.7%	73.6%	74.9%	75.5%
Operating Margin	3.4%	3.5%	3.3%	3.2%
Pretax Margin	1.5%	2.6%	1.8%	2.3%
Finance and Insurance Revenues per Retail Unit Sold	$1,303	$1,188	$1,299	$1,214

(1)	Selling, general and administrative expenses.
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references are made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.
Our consolidated new vehicle retail sales revenues increased 6.5% and 10.0% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. This growth is primarily a result of stronger consumer confidence in the U.S., better industry conditions in the U.K., dealership acquisition activity, improved inventory levels and the execution of initiatives made by our operating team, partially offset by weakening economic conditions in Brazil which were magnified in the second quarter by disruptions from the 2014 FIFA World Cup activities. New vehicle retail gross margin declined 30 basis points to 5.5% and 40 basis points to 5.4% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, as gross profit per retail unit sold decreased in most of our brands, primarily reflecting the increasingly competitive nature of the U.S. industry.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our used vehicle retail sales revenues increased 7.9% and 12.0% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. This growth primarily reflects increases in the used vehicle retail unit sales of 4.2% and 9.7%, as compared to the respective periods in 2013, including the impact of our dealership acquisitions in the U.K. and Brazil in the first quarter of 2013, as well as our other 2013 and 2014 acquisitions. The improving economic environment in the U.S. and the U.K. that has benefited new vehicle sales also supported improved used vehicle demand. Used vehicle retail gross margin declined 20 and 50 basis points, respectively, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. Used vehicle margins are generally lower in our U.K. and Brazil segments, therefore, the decline in consolidated used vehicle gross margin partially relates to the mix shift effect, as a result of a larger contribution from our foreign segments.
Our parts and service sales increased 8.5% and 10.8% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. This growth was driven by increases in all aspects of our business: customer-pay, wholesale parts, warranty and collision. Our parts and service gross margin increased 90 and 40 basis points for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.
Our consolidated finance and insurance revenues per retail unit ("PRU") sold increased $115 and $85 for the three and six months ended June 30, 2014, as compared to the same periods in 2013, primarily as a result of higher income per contract and penetration rates from most of our major U.S. product offerings. This improvement was partially offset by the mix effect of increased business in the U.K. and Brazil where income per retail unit sold tends to be lower.
Our total gross margin increased 10 basis points for the three months ended June 30, 2014 and decreased 10 basis points for the first half of 2014, as compared to the same periods in 2013.
Our consolidated SG&A expenses increased as a percentage of gross profit by 10 basis points to 73.7% for the second quarter of 2014, as compared to the same period in 2013. Declines of 80 basis points and 260 basis points in the U.S. and U.K. were more than offset by an increase in Brazil, driven largely by a 15.6% decline in gross profit. For the six months ended June 30, 2014, SG&A expenses as a percentage of gross profit declined by 60 basis points to 74.9%, as compared to the same period in 2013, partially reflecting the impact of charges for catastrophic event and business acquisition costs incurred in 2013, offset by gains on real estate and dealership transactions in 2013, unfavorable country mix and the impact of severe winter weather in the U.S. which drove higher costs for snow removal and wages paid during store closures in the first quarter of 2014.
For the three months ended June 30, 2014, floorplan interest expense decreased 5.0%, as compared to the same period in 2013, primarily reflecting a 25 basis point decline in the floorplan line interest rate of our U.S. Revolving Credit Facility, which was effective with the June 20, 2013 amendment. For the first half of 2014, floorplan interest expense increased 5.0% as compared to the same period in 2013, primarily as a result of an increase in our floorplan borrowings associated with dealership acquisitions, particularly the 2013 acquisition of UAB Motors Particpações S.A. (“UAB Motors”), and expanded inventory levels necessary to support higher sales rates. Other interest expense, net increased 31.3% and 22.7%, respectively, for the three and six months ended June 30, 2014, as compared to the same periods in 2013, primarily reflecting the impact of the 5.00% Notes offering executed in June 2014, as well as higher average borrowing to support additional dealership acquisitions and the associated real estate. A portion of the proceeds from the 5.00% Notes offering was subsequently used to purchase our 3.00% Notes.
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

Results of Operations
The following tables present comparative financial and non-financial data for the three and six months ended June 30, 2014 and 2013 of (a) our “Same Store” locations, (b) those locations acquired or disposed of during the periods (“Transactions”), and (c) the consolidated company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.
Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
Revenues
New vehicle retail	$1,379,746	3.0%	$1,339,116	$2,493,991	3.6%	$2,408,273
Used vehicle retail	543,487	4.2%	521,342	1,034,349	5.7%	978,208
Used vehicle wholesale	90,347	12.4%	80,354	170,257	11.8%	152,355
Parts and service	266,405	5.6%	252,332	507,677	5.9%	479,270
Finance, insurance and other	85,573	9.9%	77,893	163,838	12.4%	145,742
Total revenues	$2,365,558	4.2%	$2,271,037	$4,370,112	5.0%	$4,163,848
Cost of Sales
New vehicle retail	$1,303,775	3.5%	$1,259,998	$2,359,656	4.0%	$2,268,036
Used vehicle retail	500,990	4.6%	478,882	953,853	6.4%	896,743
Used vehicle wholesale	89,053	11.8%	79,628	166,127	11.3%	149,220
Parts and service	124,501	4.0%	119,754	238,387	4.9%	227,355
Total cost of sales	$2,018,319	4.1%	$1,938,262	$3,718,023	5.0%	$3,541,354
Gross profit	$347,239	4.3%	$332,775	$652,089	4.8%	$622,494
SG&A	$255,146	1.9%	$250,355	$483,483	1.9%	$474,481
Depreciation and amortization expenses	$10,073	16.5%	$8,648	$19,003	12.5%	$16,885
Floorplan interest expense	$9,802	(8.0)%	$10,650	$18,938	(4.4)%	$19,809
Gross Margin
New vehicle retail	5.5%		5.9%	5.4%		5.8%
Total used vehicle	6.9%		7.2%	7.0%		7.5%
Parts and service	53.3%		52.5%	53.0%		52.6%
Total gross margin	14.7%		14.7%	14.9%		14.9%
SG&A as a % of gross profit	73.5%		75.2%	74.1%		76.2%
Operating margin	3.4%		3.2%	3.4%		3.1%
Finance and insurance revenues per retail unit sold	$1,319	10.4%	$1,195	$1,352	10.5%	$1,223
The discussion that follows provides explanation for the variances noted above. In addition, each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the three and six months ended June 30, 2014 and 2013.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
Retail Unit Sales
Same Stores
U.S.	32,231	3.0%	31,297	60,347	3.0%	58,566
U.K.	3,626	0.6%	3,605	6,955	8.1%	6,432
Brazil	4,087	(23.4)%	5,337	5,330	(21.9)%	6,828
Total Same Stores	39,944	(0.7)%	40,239	72,632	1.1%	71,826
Transactions	2,512		1,292	7,573		2,801
Total	42,456	2.2%	41,531	80,205	7.5%	74,627
Retail Sales Revenues
Same Stores
U.S.	$1,106,285	6.2%	$1,041,504	$2,058,721	4.9%	$1,963,058
U.K.	131,803	19.3%	110,473	254,063	23.8%	205,298
Brazil	141,658	(24.3)%	187,139	181,207	(24.5)%	239,917
Total Same Stores	1,379,746	3.0%	1,339,116	2,493,991	3.6%	2,408,273
Transactions	86,318		37,103	240,909		78,181
Total	$1,466,064	6.5%	$1,376,219	$2,734,900	10.0%	$2,486,454
Gross Profit
Same Stores
U.S.	$57,615	0.9%	$57,091	$105,410	(1.6)%	$107,155
U.K.	9,040	26.5%	7,148	17,210	24.9%	13,781
Brazil	9,316	(37.4)%	14,879	11,715	(39.3)%	19,301
Total Same Stores	75,971	(4.0)%	79,118	134,335	(4.2)%	140,237
Transactions	4,875		1,247	13,417		2,763
Total	$80,846	0.6%	$80,365	$147,752	3.3%	$143,000
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,788	(2.0)%	$1,824	$1,747	(4.5)%	$1,830
U.K.	$2,493	25.7%	$1,983	$2,474	15.4%	$2,143
Brazil	$2,279	(18.3)%	$2,788	$2,198	(22.2)%	$2,827
Total Same Stores	$1,902	(3.3)%	$1,966	$1,850	(5.2)%	$1,952
Transactions	$1,941		$965	$1,772		$986
Total	$1,904	(1.6)%	$1,935	$1,842	(3.9)%	$1,916
Gross Margin
Same Stores
U.S.	5.2%		5.5%	5.1%		5.5%
U.K.	6.9%		6.5%	6.8%		6.7%
Brazil	6.6%		8.0%	6.5%		8.0%
Total Same Stores	5.5%		5.9%	5.4%		5.8%
Transactions	5.6%		3.4%	5.6%		3.5%
Total	5.5%		5.8%	5.4%		5.8%

Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
Toyota	11,109	4.2%	10,660	20,077	3.9%	19,317
BMW	4,617	3.2%	4,474	8,214	4.3%	7,872
Honda	4,586	(8.0)%	4,985	8,004	(7.3)%	8,637
Ford	4,014	(14.4)%	4,687	7,754	(7.5)%	8,382
Nissan	3,943	1.9%	3,868	7,152	3.5%	6,909
Volkswagen	2,662	2.3%	2,602	5,151	5.8%	4,870
General Motors	2,061	11.7%	1,845	3,912	8.3%	3,612
Hyundai	1,996	11.1%	1,797	3,844	17.3%	3,276
Chrysler	1,857	14.4%	1,623	3,583	17.9%	3,038
Mercedes-Benz	1,775	0.7%	1,763	3,278	0.6%	3,259
Other	1,324	(31.6)%	1,935	1,663	(37.3)%	2,654
Total	39,944	(0.7)%	40,239	72,632	1.1%	71,826
We believe the focus that we have placed on improving our dealership sales processes, as well as the increase in overall U.S. and U.K. industry sales, have contributed to increased Same Store new vehicle retail sales in those segments. In Brazil, however, our new vehicle sales experienced pressure as the economy slowed and sales efforts were disrupted with the events of the 2014 FIFA World Cup. Our total Same Store new vehicle retail sales revenues increased 3.0% for the three months ended June 30, 2014, as compared to the same period in 2013, as a result of the 3.0% increase in new vehicle retail unit sales in the U.S., as well as a 3.1% increase in the U.S. Same Store average retail sales price to $34,324. In total, our new vehicle retail unit sales improved in most of our major brand offerings, highlighted by a 4.2% improvement in Toyota, 14.4% growth in Chrysler, an 11.7% increase in General Motors, and an 11.1% improvement in Hyundai unit sales. Our U.S. Same Store new vehicle retail unit sales experienced similar brand trends. The growth in our U.S. Same Store average retail sales price was highlighted by increases in our BMW, Mercedes-Benz, Chrysler and General Motors brands. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Our total Same Store new vehicle gross profit decreased 4.0% for the three months ended June 30, 2014, as compared to the same period in 2013. Within the total decrease, U.S. Same Store new vehicle gross profit rose 0.9%, on the growth in new retail unit sales, partially offset by a 2.0% decline in gross profit PRU. Same Store gross profit in the U.K. grew 26.5%, primarily as a result of a 25.7% improvement in gross profit PRU. More than offsetting these increases, Brazil's Same Store new vehicle gross profit declined 37.4%, driven by an 18.3% decline in Brazil Same Store gross profit PRU to $2,279 coupled with a 23.4% decrease in unit sales. As a result, our total Same Store new vehicle gross margin for the three months ended June 30, 2014 declined 40 basis points to 5.5% as compared to the same period in 2013.
For the six months ended June 30, 2014, total Same Store new vehicle retail sales revenues increased 3.6% and unit sales increased 1.1%, as compared to the same period in 2013. Our U.S. Same Store average retail sales price increased 1.8% to $34,115, compared to the same period in 2013. Total Same Store gross profit PRU decreased 5.2% to $1,850 in the first six months of 2014 from $1,952 during the same period in 2013, and, as a result, our gross margin decreased 40 basis points from 5.8% to 5.4%.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the three months ended June 30, 2014 and 2013 was $11.5 million and $10.0 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 87.3% in the first quarter of 2013 to 115.9% in the third quarter of 2012. For the second quarter of 2014, consolidated manufacturer's assistance was 111.7% of consolidated floorplan interest expense, and U.S. manufacturer's interest assistance was 136.1% of U.S. floorplan interest expense.

We decreased our new vehicle inventory levels by $62.0 million, or 5.3%, from $1,165.3 million as of December 31, 2013 to $1,103.4 million as of June 30, 2014, partially reflecting the continued improvement in the U.S. and U.K. selling environments. We increased our new vehicle inventory levels by $102.0 million, or 10.2%, from $1,001.4 million as of June 30, 2013. Our consolidated days' supply of new vehicle inventory remained flat at 72 days as of June 30, 2014 compared to December 31, 2013 and increased compared to 67 days as of June 30, 2013.
Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
Retail Unit Sales
Same Stores
U.S.	20,955	(1.2)%	21,215	42,156	1.5%	41,549
U.K.	2,720	7.8%	2,524	4,773	12.3%	4,252
Brazil	1,271	7.5%	1,182	1,605	1.8%	1,576
Total Same Stores	24,946	0.1%	24,921	48,534	2.4%	47,377
Transactions	1,775		713	5,064		1,495
Total	26,721	4.2%	25,634	53,598	9.7%	48,872
Retail Sales Revenues
Same Stores
U.S.	$440,854	1.3%	$435,111	$865,179	3.1%	$838,917
U.K.	73,260	25.4%	58,429	132,804	28.4%	103,394
Brazil	29,373	5.7%	27,802	36,366	1.3%	35,897
Total Same Stores	543,487	4.2%	521,342	1,034,349	5.7%	978,208
Transactions	33,763		13,462	92,798		27,995
Total	$577,250	7.9%	$534,804	$1,127,147	12.0%	$1,006,203
Gross Profit
Same Stores
U.S.	$35,809	(4.0)%	$37,299	$70,471	(4.3)%	$73,648
U.K.	4,930	21.8%	4,048	7,830	25.0%	6,265
Brazil	1,758	58.0%	1,113	2,195	41.4%	1,552
Total Same Stores	42,497	0.1%	42,460	80,496	(1.2)%	81,465
Transactions	3,169		1,045	7,971		2,316
Total	$45,666	5.0%	$43,505	$88,467	5.6%	$83,781
Gross Profit per Unit Sold
Same Stores
U.S.	$1,709	(2.8)%	$1,758	$1,672	(5.7)%	$1,773
U.K.	$1,813	13.0%	$1,604	$1,640	11.3%	$1,473
Brazil	$1,383	46.8%	$942	$1,368	38.9%	$985
Total Same Stores	$1,704	—%	$1,704	$1,659	(3.5)%	$1,720
Transactions	$1,785		$1,466	$1,574		$1,549
Total	$1,709	0.7%	$1,697	$1,651	(3.7)%	$1,714
Gross Margin
Same Stores
U.S.	8.1%		8.6%	8.1%		8.8%
U.K.	6.7%		6.9%	5.9%		6.1%
Brazil	6.0%		4.0%	6.0%		4.3%
Total Same Stores	7.8%		8.1%	7.8%		8.3%
Transactions	9.4%		7.8%	8.6%		8.3%
Total	7.9%		8.1%	7.8%		8.3%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
Wholesale Unit Sales
Same Stores
U.S.	9,883	4.5%	9,453	19,403	4.1%	18,638
U.K.	2,195	(2.5)%	2,251	3,919	6.1%	3,694
Brazil	561	(36.3)%	881	721	(35.4)%	1,116
Total Same Stores	12,639	0.4%	12,585	24,043	2.5%	23,448
Transactions	591		487	1,971		959
Total	13,230	1.2%	13,072	26,014	6.6%	24,407
Wholesale Sales Revenues
Same Stores
U.S.	$64,025	19.1%	$53,763	$124,920	14.7%	$108,883
U.K.	21,549	20.0%	17,958	39,297	23.9%	31,722
Brazil	4,773	(44.7)%	8,633	6,040	(48.6)%	11,750
Total Same Stores	90,347	12.4%	80,354	170,257	11.8%	152,355
Transactions	4,624		2,962	13,887		5,512
Total	$94,971	14.0%	$83,316	$184,144	16.6%	$157,867
Gross Profit
Same Stores
U.S.	$1,192	158.0%	$462	$3,507	36.1%	$2,576
U.K.	(281)	(54.2)%	(614)	131	124.7%	(531)
Brazil	383	(56.4)%	878	492	(54.9)%	1,090
Total Same Stores	1,294	78.2%	726	4,130	31.7%	3,135
Transactions	(53)		(214)	223		(201)
Total	$1,241	142.4%	$512	$4,353	48.4%	$2,934
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$121	146.9%	$49	$181	31.2%	$138
U.K.	$(128)	(53.1)%	$(273)	$33	122.9%	$(144)
Brazil	$683	(31.5)%	$997	$682	(30.2)%	$977
Total Same Stores	$102	75.9%	$58	$172	28.4%	$134
Transactions	$(90)		$(439)	$113		$(210)
Total	$94	141.0%	$39	$167	39.2%	$120
Gross Margin
Same Stores
U.S.	1.9%		0.9%	2.8%		2.4%
U.K.	(1.3)%		(3.4)%	0.3%		(1.7)%
Brazil	8.0%		10.2%	8.1%		9.3%
Total Same Stores	1.4%		0.9%	2.4%		2.1%
Transactions	(1.1)%		(7.2)%	1.6%		(3.6)%
Total	1.3%		0.6%	2.4%		1.9%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
Used Vehicle Unit Sales
Same Stores
U.S.	30,838	0.6%	30,668	61,559	2.3%	60,187
U.K.	4,915	2.9%	4,775	8,692	9.4%	7,946
Brazil	1,832	(11.2)%	2,063	2,326	(13.6)%	2,692
Total Same Stores	37,585	0.2%	37,506	72,577	2.5%	70,825
Transactions	2,366		1,200	7,035		2,454
Total	39,951	3.2%	38,706	79,612	8.6%	73,279
Sales Revenues
Same Stores
U.S.	$504,879	3.3%	$488,874	$990,099	4.5%	$947,800
U.K.	94,809	24.1%	76,387	172,101	27.4%	135,116
Brazil	34,146	(6.3)%	36,435	42,406	(11.0)%	47,647
Total Same Stores	633,834	5.3%	601,696	1,204,606	6.5%	1,130,563
Transactions	38,387		16,424	106,685		33,507
Total	$672,221	8.8%	$618,120	$1,311,291	12.6%	$1,164,070
Gross Profit
Same Stores
U.S.	$37,001	(2.0)%	$37,761	$73,978	(2.9)%	$76,224
U.K.	4,649	35.4%	3,434	7,961	38.8%	5,734
Brazil	2,141	7.5%	1,991	2,687	1.7%	2,642
Total Same Stores	43,791	1.4%	43,186	84,626	—%	84,600
Transactions	3,116		831	8,194		2,115
Total	$46,907	6.6%	$44,017	$92,820	7.0%	$86,715
Gross Profit per Unit Sold
Same Stores
U.S.	$1,200	(2.5)%	$1,231	$1,202	(5.1)%	$1,266
U.K.	$946	31.6%	$719	$916	26.9%	$722
Brazil	$1,169	21.1%	$965	$1,155	17.7%	$981
Total Same Stores	$1,165	1.2%	$1,151	$1,166	(2.3)%	$1,194
Transactions	$1,317		$693	$1,165		$862
Total	$1,174	3.3%	$1,137	$1,166	(1.4)%	$1,183
Gross Margin
Same Stores
U.S.	7.3%		7.7%	7.5%		8.0%
U.K.	4.9%		4.5%	4.6%		4.2%
Brazil	6.3%		5.5%	6.3%		5.5%
Total Same Stores	6.9%		7.2%	7.0%		7.5%
Transactions	8.1%		5.1%	7.7%		6.3%
Total	7.0%		7.1%	7.1%		7.4%
In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory.
Our total Same Store used vehicle retail revenues increased 4.2% for the three months ended June 30, 2014, as compared to the same period in 2013, reflecting a 4.1% increase in average used vehicle retail selling price to $21,787 on relatively flat total Same Store used vehicle retail unit sales. Each of our segments generated growth in Same Store used vehicle retail revenues, led by our U.K. Same Store used vehicle retail revenues that increased 25.4% for the three months ended June 30,

2014, as compared to the same period in 2013, reflecting a 16.3% increase in average used vehicle retail sales price and an increase in used retail vehicle unit sales of 7.8%. Same Store average used vehicle retail sales price also grew in the U.S., from $20,510 in 2013 to $21,038. In Brazil, a 7.5% improvement in Same Store used retail unit sales was partially offset by a 1.7% decline in Same Store used vehicle average retail sales price from $23,521 in 2013 to $23,110.
For the six months ended June 30, 2014, our total Same Store used vehicle retail revenue improved by 5.7% primarily as a result of an increase in total Same Store used vehicle average retail sales price of 3.2% to $21,312, coupled with a 2.4% increase in total Same Store used vehicle retail unit sales, as compared to the same period in 2013.
Our total Same Store used vehicle retail gross profit grew 0.1% for the three months ended June 30, 2014, as compared to prior year, reflecting improvements in both our U.K. and Brazil segments, which were substantially offset by a decline in our U.S. segment. Same Store used vehicle retail gross profit PRU increased 13.0% in the U.K. and 46.8% in Brazil, offset by a decrease in the U.S. of 2.8%. For the six months ended June 30, 2014, we realized similar trends.
Our U.S. Same Store Certified Pre-Owned ("CPO") volume increased 6.6% to 6,050 units sold for the three months ended June 30, 2014, as compared to the same period of 2013. As a percentage of the U.S. Same Store used vehicle retail unit sales, CPO units increased 210 basis points to 28.9% for the second quarter of 2014, as compared to the same period in 2013. CPO units sold represented 28.5% of U.S. Same Store used retail units sold for the six months ended June 30, 2014, as compared to 26.9% for the same period in 2013.
During the second quarter of 2014, total Same Store wholesale used vehicle revenue increased by 12.4%, driven by a 4.5% increase in our U.S. Same Store wholesale used vehicle unit sales, along with an increase in U.S. Same Store used vehicle wholesale average sales price of 13.9%, as compared to the same period in 2013. Total Same Store wholesale used vehicle gross profit per unit increased $44 to $102 for the three months ended June 30, 2014 and $38 to $172 for the six months ended June 30, 2014, as compared to the same periods in 2013.
We increased our used vehicle inventory levels by $35.2 million, or 15.2%, from $232.0 million as of December 31, 2013 and by $41.2 million, or 18.3%, from $225.9 million as of June 30, 2013 to $267.1 million as of June 30, 2014, primarily in response to an improved selling environment and our dealership acquisitions. Our consolidated days' supply of used vehicle inventory was 35 days at June 30, 2014, which was flat from December 31, 2013 levels and up from 33 days at June 30, 2013.

Parts and Service Data
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
Parts and Services Revenue
Same Stores
U.S.	$227,172	5.4%	$215,467	$444,027	5.4%	$421,248
U.K.	20,206	18.7%	17,024	38,588	21.4%	31,795
Brazil	19,027	(4.1)%	19,841	25,062	(4.4)%	26,227
Total Same Stores	266,405	5.6%	252,332	507,677	5.9%	479,270
Transactions	16,802		8,618	44,847		19,190
Total	$283,207	8.5%	$260,950	$552,524	10.8%	$498,460
Gross Profit
Same Stores
U.S.	$122,599	6.2%	$115,414	$237,416	5.7%	$224,556
U.K.	11,331	18.2%	9,585	21,351	25.1%	17,069
Brazil	7,974	5.2%	7,579	10,523	2.3%	10,290
Total Same Stores	141,904	7.0%	132,578	269,290	6.9%	251,915
Transactions	9,345		4,493	23,622		10,174
Total	$151,249	10.3%	$137,071	$292,912	11.8%	$262,089
Gross Margin
Same Stores
U.S.	54.0%		53.6%	53.5%		53.3%
U.K.	56.1%		56.3%	55.3%		53.7%
Brazil	41.9%		38.2%	42.0%		39.2%
Total Same Stores	53.3%		52.5%	53.0%		52.6%
Transactions	55.6%		52.1%	52.7%		53.0%
Total	53.4%		52.5%	53.0%		52.6%
Our total Same Store parts and service revenues increased 5.6% to $266.4 million for the three months ended June 30, 2014 and 5.9% to $507.7 million for the six months ended June 30, 2014, as compared to the same periods in 2013, reflecting growth in both our U.S. and U.K. segments. For the three months ended June 30, 2014, our U.S. Same Store parts and service revenue increased 5.4%, or $11.7 million, driven primarily by an 11.3% increase in wholesale parts revenues, a 7.8% increase in warranty revenues, a 2.1% increase in customer-pay parts and service revenue, and a 3.8% increase in collision revenue, when compared to the same period in 2013. For the six months ended June 30, 2014, our U.S. Same Store parts and service revenues increased 5.4%, as compared to the same period in 2013. The overall increase in our U.S. Same Store parts and service revenue consisted of improvements in our wholesale parts business of 11.6%, our warranty parts and service revenues of 6.0%, our collision revenues of 7.0% and our customer pay parts and service revenues of 1.8%. These results were tempered by the negative impact of severe winter weather in the U.S. during the first quarter 2014. Our U.K. Same Store parts and service revenues grew 18.7%, or $3.2 million, for the three months ended June 30, 2014 and 21.4%, or $6.8 million, for the six months ended June 30, 2014, as compared to the same periods in 2013, driven primarily by an increase in customer-pay parts and service revenues of 13.7% for the three months ended June 30, 2014 and 17.6% for the six months ended June 30, 2014, as well as increases in our other U.K. parts and service revenues. Our Same Store parts and service revenues in Brazil declined 4.1%, or $0.8 million, and 4.4%, or $1.2 million, for the three and six months ended June 30, 2014, respectively, largely due to a decline in our Same Store customer-pay parts and service business.
Our total Same Store gross profit for the three and six months ended June 30, 2014 increased 7.0% and 6.9%, respectively, as compared to the same periods in 2013. For the three months ended June 30, 2014, our total Same Store parts and service gross margins improved 80 basis points, as compared to the same period in 2013. Similarly, for the six months ended June 30, 2014, our total Same Store parts and service gross margins increased 40 basis points, as compared to the same period in 2013.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
Retail New and Used Unit Sales
Same Stores
U.S.	53,186	1.3%	52,512	102,503	2.4%	100,115
U.K.	6,346	3.5%	6,129	11,728	9.8%	10,684
Brazil	5,358	(17.8)%	6,519	6,935	(17.5)%	8,404
Total Same Stores	64,890	(0.4)%	65,160	121,166	1.6%	119,203
Transactions	4,287		2,005	12,637		4,296
Total	69,177	3.0%	67,165	133,803	8.3%	123,499
Retail Finance Fees
Same Stores
U.S.	$25,287	4.2%	$24,265	$49,158	5.6%	$46,565
U.K.	2,713	33.6%	2,030	5,111	38.5%	3,689
Brazil	731	(0.1)%	732	766	(19.3)%	949
Total Same Stores	28,731	6.3%	27,027	55,035	7.5%	51,203
Transactions	1,876		795	4,000		1,706
Total	$30,607	10.0%	$27,822	$59,035	11.6%	$52,909
Vehicle Service Contract Fees
Same Stores
U.S.	$30,549	6.2%	$28,757	$60,638	10.4%	$54,905
U.K.	53	—%	53	94	67.9%	56
Brazil	—	—%	—	—	—%	—
Total Same Stores	30,602	6.2%	28,810	60,732	10.5%	54,961
Transactions	1,463		732	2,569		1,634
Total	$32,065	8.5%	$29,542	$63,301	11.8%	$56,595
Insurance and Other
Same Stores
U.S.	$22,345	19.4%	$18,722	$42,077	21.0%	$34,778
U.K.	1,735	18.8%	1,461	3,279	28.5%	2,552
Brazil	2,160	15.3%	1,873	2,715	20.8%	2,248
Total Same Stores	26,240	19.0%	22,056	48,071	21.5%	39,578
Transactions	1,234		401	3,379		876
Total	$27,474	22.3%	$22,457	$51,450	27.2%	$40,454
Total Finance and Insurance Revenues
Same Stores
U.S.	$78,181	9.0%	$71,744	$151,873	11.5%	$136,248
U.K.	4,501	27.0%	3,544	8,484	34.7%	6,297
Brazil	2,891	11.0%	2,605	3,481	8.9%	3,197
Total Same Stores	85,573	9.9%	77,893	163,838	12.4%	145,742
Transactions	4,573		1,928	9,948		4,216
Total	$90,146	12.9%	$79,821	$173,786	15.9%	$149,958
Finance and Insurance Revenues per Retail Unit Sold
Same Stores
U.S.	$1,470	7.6%	$1,366	$1,482	8.9%	$1,361
U.K.	$709	22.7%	$578	$723	22.8%	$589
Brazil	$540	35.0%	$400	$502	32.1%	$380
Total Same Stores	$1,319	10.4%	$1,195	$1,352	10.5%	$1,223
Transactions	$1,067	10.9%	$962	$787	(19.8)%	$981
Total	$1,303	9.7%	$1,188	$1,299	7.0%	$1,214

Our efforts to improve our finance and insurance business processes, coupled with improved retail vehicle sales volumes, continued to generate growth in our finance and insurance revenues. Our total Same Store finance and insurance revenues increased 9.9%, to $85.6 million, for the three months ended June 30, 2014, as compared to the same period in 2013, driven by our U.S. Same Store revenues growing $6.4 million, or 9.0%. The improvement in the U.S. was primarily the result of an increase in income per contract and penetration rates from most of our major product offerings, as well as a 1.3% increase in new and used retail unit sales. These increases more than offset an increase in our chargeback expense. We generated a 27.0% increase in our U.K. Same Store finance and insurance revenues, reflecting improved finance penetration rates and finance income per contract. As a result of the improvements in both income per contract and penetration rates, our total Same Store finance and insurance revenues PRU improved 10.4% to $1,319, as compared to the same period in 2013.
Our total Same Store finance and insurance revenues improved 12.4% for the six months ended June 30, 2014, as compared to the same period in 2013, primarily reflecting a 2.4% increase in our U.S. new and used retail sales volumes, coupled with an increase in our U.S. income per contract and improvements in penetration rates of most of our major U.S. product offerings. Our Same Store finance and insurance revenues in the U.K. grew as a result of the 9.8% increase in retail unit sales, as well as improved finance penetration rates and finance income per contract. For the six months ended June 30, 2014, our total Same Store revenues PRU increased 10.5% to $1,352, as compared to the same period in 2013.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
Personnel
Same Stores
U.S.	$128,890	2.5%	$125,796	$254,720	2.3%	$248,987
U.K.	13,298	25.0%	10,640	25,043	24.6%	20,104
Brazil	11,241	(9.2)%	12,377	14,286	(11.6)%	16,159
Total Same Stores	153,429	3.1%	148,813	294,049	3.1%	285,250
Transactions	10,048		4,789	26,513		10,050
Total	$163,477	6.4%	$153,602	$320,562	8.6%	$295,300
Advertising
Same Stores
U.S.	$16,983	28.0%	$13,265	$30,808	22.7%	$25,102
U.K.	910	19.9%	759	1,881	58.5%	1,187
Brazil	642	(7.8)%	696	812	(4.4)%	849
Total Same Stores	18,535	25.9%	14,720	33,501	23.4%	27,138
Transactions	1,349		751	2,802		1,416
Total	$19,884	28.5%	$15,471	$36,303	27.1%	$28,554
Rent and Facility Costs
Same Stores
U.S.	$21,139	1.1%	$20,906	$42,722	2.2%	$41,798
U.K.	2,107	0.2%	2,102	3,975	(3.1)%	4,101
Brazil	4,083	(5.0)%	4,299	5,436	(6.2)%	5,793
Total Same Stores	27,329	0.1%	27,307	52,133	0.9%	51,692
Transactions	1,742		1,945	5,965		3,905
Total	$29,071	(0.6)%	$29,252	$58,098	4.5%	$55,597
Other SG&A
Same Stores
U.S.	$43,911	(12.3)%	$50,056	$85,634	(9.2)%	$94,313
U.K.	6,001	18.5%	5,062	11,078	20.3%	9,207
Brazil	5,941	35.1%	4,397	7,088	3.0%	6,881
Total Same Stores	55,853	(6.2)%	59,515	103,800	(6.0)%	110,401
Transactions	3,685		(6,681)	10,765		(5,260)
Total	$59,538	12.7%	$52,834	$114,565	9.0%	$105,141
Total SG&A
Same Stores
U.S.	$210,923	0.4%	$210,023	$413,884	0.9%	$410,200
U.K.	22,316	20.2%	18,563	41,977	21.3%	34,599
Brazil	21,907	0.6%	21,769	27,622	(6.9)%	29,682
Total Same Stores	255,146	1.9%	250,355	483,483	1.9%	474,481
Transactions	16,824		804	46,045		10,111
Total	$271,970	8.3%	$251,159	$529,528	9.3%	$484,592
Total Gross Profit
Same Stores
U.S.	$295,396	4.7%	$282,010	$568,677	4.5%	$544,183
U.K.	29,521	24.5%	23,711	55,006	28.3%	42,881
Brazil	22,322	(17.5)%	27,054	28,406	(19.8)%	35,430
Total Same Stores	347,239	4.3%	332,775	652,089	4.8%	622,494
Transactions	21,909		8,499	55,181		19,269
Total	$369,148	8.2%	$341,274	$707,270	10.2%	$641,763
SG&A as a % of Gross Profit
Same Stores
U.S.	71.4%		74.5%	72.8%		75.4%
U.K.	75.6%		78.3%	76.3%		80.7%
Brazil	98.1%		80.5%	97.2%		83.8%
Total Same Stores	73.5%		75.2%	74.1%		76.2%
Transactions	76.8%		9.5%	83.4%		52.5%
Total	73.7%		73.6%	74.9%		75.5%

Employees	12,000		11,000	12,000		11,000

Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions. We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers in order to rationalize our cost structure. Our business was hampered by severe weather in the U.S. during the first quarter 2014, causing store closures, reduced store traffic and incremental costs. For the three and six months ended June 30, 2014, our total Same Store SG&A included $1.7 million of charges relative to catastrophic events. For the comparable periods of 2013, our total Same Store SG&A included $11.1 million and $11.9 million of catastrophic events charges and zero and $6.5 million of acquisition costs, respectively.
Our total Same Store SG&A increased 1.9%, or $4.8 million, for the three months ended June 30, 2014, as compared to the same period in 2013. For the six months ended on June, 30 2014, total Same Store SG&A increased 1.9%, or $9.0 million as compared to the same period in 2013. Our total Same Store personnel costs also increased for the three and six months ended June 30, 2014, generally correlating with increased commission payments as a result of increased vehicle sales. For the three months ended June 30, 2014, our total Same Store rent and facility costs increased 0.1%, to $27.3 million, reflecting an increase in our U.S. Same Store rent and facility costs of 1.1%, as compared with the same period in 2013. For the six months ended June 30, 2014, our total Same Store rent and facility costs increased 0.9% to $52.1 million, driven by an increase in our U.S. Same Store rent and facility expense of 2.2%. Our total Same Store other SG&A decreased 6.2% and 6.0%, respectively, for the three and six months ended June 30, 2014, as compared to the same periods in 2013, partially as a result of the impact of business acquisition costs incurred in 2013 that did not repeat in 2014, as well as the catastrophic events charges mentioned above.

Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
Same Stores
U.S.	$8,707	14.0%	$7,639	$16,867	12.2%	$15,032
U.K.	849	36.3%	623	1,452	17.7%	1,234
Brazil	517	33.9%	386	684	10.5%	619
Total Same Stores	10,073	16.5%	8,648	19,003	12.5%	16,885
Transactions	680		236	1,675		412
Total	$10,753	21.0%	$8,884	$20,678	19.5%	$17,297
Our total Same Store depreciation and amortization expense increased 16.5% and 12.5%, respectively, for the three and six months ended June 30, 2014, as compared to the same periods in 2013, as we continue to strategically add dealership-related real estate to our portfolio and make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our OEM partners to maximize the return on our investments.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
Same Stores
U.S.	$7,842	(6.9)%	$8,422	$15,883	(3.8)%	$16,513
U.K.	336	(20.2)%	421	747	2.8%	727
Brazil	1,624	(10.1)%	1,807	2,308	(10.2)%	2,569
Total Same Stores	9,802	(8.0)%	10,650	18,938	(4.4)%	19,809
Transactions	527		223	2,304		428
Total	$10,329	(5.0)%	$10,873	$21,242	5.0%	$20,237
Memo:
Total manufacturer’s assistance	$11,534	15.2%	$10,010	$21,351	17.4%	$18,183
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
As of June 30, 2014, we had effective interest rate swaps with an aggregate notional amount of $450.0 million that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.6%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Our total Same Store floorplan interest expense decreased 8.0% to $9.8 million for the three months ended June 30, 2014, and 4.4 % to $18.9 million, during the six months ended June 30, 2014, as compared to the same periods in 2013. The decreases represent a decline in our floorplan borrowing rate in the U.S. of 25 basis points that was effective on June 20, 2013 with the amendment to our Revolving Credit Facility. This decline was partially offset by an increase in Same Store weighted average floorplan borrowings outstanding in the U.S. of $62.1 million and $94.8 million for the three and six months ended June 30, 2014, respectively.
Other Interest Expense, net

Other interest expense, net consists of interest charges primarily on our real estate related debt and our other long-term debt, partially offset by interest income. For the three months ended June 30, 2014, other interest expense increased $3.0 million, or 31.3%, to $12.6 million, as compared to the same period in 2013. For the six months ended June 30, 2014, other net interest expense increased $4.3 million, or 22.7%, to $23.1 million, as compared to the same period in 2013. These increases were primarily attributable to interest incurred on our 5.00% Notes offering that was executed in June 2014 in part to purchase the majority of our 3.00% Notes, as well as additional mortgage borrowings associated with recent dealership acquisitions and an increase in weighted average borrowings on our Acquisition Line (as defined below) to support dealership acquisitions.
Included in other interest expense, net for the three months ended June 30, 2014 and 2013 was a non-cash, discount amortization expense of $2.9 million and $2.7 million, respectively. For the six months ended June 30, 2014 and 2013, the discount amortization expense was $5.7 million and $5.3 million, respectively, representing the impact of the accounting for convertible debt as required by Accounting Standards Codifications Topic ("ASC") 470. The Company used a portion of the proceeds from the 5.00% Notes offering to purchase $92.5 million of the $115.0 million outstanding principal of the 3.00% Notes during the three months ended June 30, 2014 and notified holders of the 2.25% Notes on July 7, 2014 that it will redeem all of the outstanding 2.25% Notes on September 4, 2014.
Provision for Income Taxes
Our provision for income taxes decreased $1.5 million to $21.3 million for the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to the decrease of pretax book income. For the three months ended June 30, 2014, our effective tax rate increased to 55.9% from 37.9% from the same period in 2013. This increase was primarily due to the tax deductible loss on the purchase of the majority of the 3.00% Notes that was less than the loss recognized for U.S. GAAP, additional valuation allowances recorded in respect of net operating losses of certain Brazil subsidiaries, as well as the mix of our pretax income from taxable state and foreign jurisdictions in which we operate. We expect our effective tax rate for the remainder of 2014 will be approximately 38.0%. We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income and taxes available in carry back periods.
Our provision for income taxes decreased $0.7 million to $39.2 million for the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to the decrease of pretax book income. For the six months ended June 30, 2014, our effective tax rate increased to 44.9% from 40.2% from the same period in 2013. This increase was also primarily due to the tax deductible loss on the purchase of the majority of the 3.00% Notes that was less than the loss recognized for U.S. GAAP, additional valuation allowances recorded in respect of net operating losses of certain Brazil subsidiaries,, as well as the mix of our pretax income from the taxable states and foreign jurisdictions in which we operate.

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
Cash on Hand. As of June 30, 2014, our total cash on hand was $21.3 million. The balance of cash on hand excludes $64.6 million of immediately available funds used to pay down our Floorplan Line as of June 30, 2014. We use the pay down of our Floorplan Line as a channel for the short-term investment of excess cash.

Cash Flows. With respect to all new vehicle floorplan borrowings in the normal course of business, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from us. With respect to borrowings for used vehicle financing, we finance up to 80% of the value of our used vehicle inventory in the U.S., and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). All borrowings from, and repayments to, the Revolving Credit Facility (defined below) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in Brazil unaffiliated with our manufacturer partners, are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure "Adjusted net cash provided by operating activities" to evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
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

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Adjusted net cash provided by operating activities	$87,181	$154,583
Adjusted net cash used in investing activities	(162,484)	(73,204)
Adjusted net cash provided by (used in) financing activities	75,296	(74,548)
Effect of exchange rate changes on cash	1,087	(629)
Net increase in cash and cash equivalents	$1,080	$6,202
Sources and Uses of Liquidity from Operating Activities
For the six months ended June 30, 2014, we generated $130.9 million of net cash flow from operating activities. On an adjusted basis, we generated $87.2 million in net cash flow from operating activities, primarily consisting of $48.2 million in net income, as well as non-cash adjustments related to depreciation and amortization of $20.7 million, a loss on the purchase of a majority of our 3.00% Notes in a tender offer of $23.6 million, deferred income taxes of $8.9 million, amortization of debt discounts and debt issue costs of $7.2 million, and stock-based compensation of $7.9 million. The cash inflows were partially offset by a $30.4 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $24.4 million from decreases of inventory levels, $30.4 million from increases in accounts payable and accrued expenses, $15.0 million from decreases of vehicle receivables and contracts-in-transit, $0.2 million from increases in deferred revenues, and $0.7 million from the net decrease in prepaid expenses and other assets. These cash inflows were more than offset by adjusted cash outflows of $96.2 million from the net decrease in floorplan borrowings from manufacturer-affiliates and other credit facilities and $4.8 million from the net increase in accounts and notes receivable.
For the six months ended June 30, 2013, we generated $87.3 million of net cash flow from operating activities. On an adjusted basis, we generated $154.6 million in net cash flow from operating activities, primarily driven by $59.5 million in net income and $63.9 million in adjusted net increase in operating assets and liabilities, as well as significant non-cash adjustments related to depreciation and amortization of $17.3 million, deferred income taxes of $9.3 million, amortization of debt discounts and debt issue costs of $6.8 million and stock-based compensation of $7.0 million. These cash inflows were partially offset by a $9.7 million gain on the disposition of assets. Included in the adjusted net changes of operating assets and liabilities are adjusted cash inflows of $111.1 million from an increase in floorplan borrowings from manufacturer-affiliates and other credit facilities, $19.2 million from decreases of vehicle receivables and contracts-in-transit, $46.3 million from increases in accounts payable and accrued expenses, and $2.1 million from decreases in prepaid expenses and other assets. These cash inflows were partially offset by cash outflows of $111.9 million from increases in inventory levels and $3.1 million from increases in accounts and notes receivable.
Working Capital. At June 30, 2014, we had $211.2 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 80% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the six months ended June 30, 2014, we used $194.4 million in net cash flow for investing activities. On an adjusted basis, we used $162.5 million in net cash flow for investing activities. We used $89.1 million of adjusted cash flows for the acquisition of four dealerships, including the associated real estate, in California and Texas. We also used $68.7 million during the first six months of 2014 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $38.9 million for capital expenditures, $21.6 million for the purchase of real estate associated with existing dealership operations and an $8.2 million net decrease in the accrual for capital expenditures from year-end. We also used $6.1 million for escrow deposits on pending dealership and real estate acquisitions. These cash outflows were partially offset by cash inflows of $1.5 million related to dispositions of franchises and fixed assets.
During the six months ended June 30, 2013, we used $58.6 million for investing activities. On an adjusted basis, we used $73.2 million in net cash flow for investing activities, primarily related to the acquisition of 23 dealerships located in Brazil, the U.K. and the U.S. for $77.0 million in cash and 1.45 million shares of the Company's common stock. We also used $47.3 million during the first six months of 2013 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $32.4 million for capital expenditures and $10.7 million for the purchase of real estate associated with existing dealership operations as well as a $4.2 million net change in the accrual for capital expenditures. These cash outflows were partially offset by cash proceeds of $50.5 million from dispositions of assets, which was primarily related to the disposition of dealerships as well as the related real estate.
Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2014 to be less than $95.0 million, which could generally be funded from excess cash.
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
Sources and Uses of Liquidity from Financing Activities
For the six months ended June 30, 2014, we generated $63.4 million in net cash flow from financing activities. On an adjusted basis, we generated $75.3 million in net cash flow from financing activities, primarily related to the issuance of $350.0 million of 5.00% Notes, $32.6 million from borrowings of long-term debt related to real estate loans, and $5.9 million of net borrowings of other debt mainly consisting of working capital loans in Brazil. These cash inflows were partially offset by $210.4 million used for the purchase of a majority of our 3.00% Notes in a tender offer, $40.0 million of net principal payments on our Acquisition Line, $17.8 million for principal payments of long-term debt related to real estate loans, $8.2 million for dividend payments, $16.9 million to repurchase our Company's common stock, $6.5 million of debt issue costs related to our 5.00% Notes, and $14.6 million in adjusted net payments on our Floorplan Line.

For the six months ended June 30, 2013, we used $21.9 million in net cash outflows from financing activities. On an adjusted basis, we used $74.5 million in net cash flow from financing activities, primarily related to $80.8 million of principal payments on debt, including $65.1 million for the extinguishment of debt assumed in the acquisition of 18 dealerships in Brazil, as well as $20.2 million for principal payments of long-term debt related to real estate loans. We used an additional $7.5 million for dividend payments during the first half of 2013. These cash outflows were partially offset by inflows of $25.6 million in net borrowings under the Floorplan Line, which included a net cash inflow of $30.3 million due to a decrease in our floorplan offset account, and $6.0 million from borrowings of long-term debt related to real estate loans.
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
As of June 30, 2014, after considering outstanding balances, we had $337.7 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $337.7 million available borrowings under the Floorplan Line was $64.6 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.4% as of June 30, 2014, excluding the impact of our interest rate swaps. After considering $20.5 million in borrowings outstanding as of June 30, 2014, $43.2 million of outstanding letters of credit at June 30, 2014, and other factors included in our available borrowing base calculation, there was $220.8 million of available borrowing capacity under the Acquisition Line as of June 30, 2014. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.
All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments are limited to the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket calculation, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of June 30, 2014, the Restricted Payment Basket totaled $167.9 million.

As of June 30, 2014, we were in compliance with all our financial covenants, including:

	As of June 30, 2014
	Required	Actual
Senior Secured Adjusted Leverage Ratio	< 3.75	2.12
Total Adjusted Leverage Ratio	< 5.50	3.71
Fixed Charge Coverage Ratio	> 1.35	2.13
Based upon our current five-year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our floorplan financing arrangement ("FMCC Facility") with Ford Motor Credit Company ("FMCC") provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $300.0 million of floorplan financing, an increase of $100.0 million from March 31, 2014, and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of June 30, 2014, we had an outstanding balance of $174.7 million under the FMCC Facility with an available floorplan borrowing capacity of $125.3 million. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. As of June 30, 2014, the interest rate on the FMCC Facility was 4.75% before considering the applicable incentives.
Other Credit Facilities. We have credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are denominated in pound sterling and are evergreen arrangements that may be canceled with notice by either party and bears interest of a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.14% to 3.95% as of June 30, 2014.
We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our operations in Brazil. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 15.10% to 19.56% as of June 30, 2014.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of June 30, 2014, the interest rate charged on borrowings related to our rental vehicle fleet varied up to 4.75%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.
The following table summarizes the position of our U.S. credit facilities as of June 30, 2014.

	As of June 30, 2014
U.S. Credit Facility	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,380,000	$1,042,348	$337,652
Acquisition Line (2)	320,000	63,611	220,782
Total Revolving Credit Facility	1,700,000	1,105,959	558,434
FMCC Facility	300,000	174,721	125,279
Total U.S. Credit Facilities (3)	$2,000,000	$1,280,680	$683,713

(1)	The available balance at June 30, 2014 includes $64.6 million of immediately available funds.

(2)
The outstanding balance of $63.6 million is related to outstanding letters of credit of $43.2 million and $20.5 million in borrowings as of June 30, 2014. The available borrowings may be limited from time-to-time, based upon certain debt covenants.

(3)
The outstanding balance excludes $139.3 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Real Estate Credit Facility. Our wholly-owned subsidiary, Group 1 Realty, Inc., is party to a real estate credit facility with Bank of America, N.A. and Comerica Bank (the “Real Estate Credit Facility”). The Real Estate Credit Facility provides the right for up to $99.1 million of term loans, of which $74.1 million has been used as of June 30, 2014. The term loans can be expanded provided that (a) no default or event of default exists under the Real Estate Credit Facility, (b) we obtain commitments from the lenders who would qualify as assignees for such increased amounts, and (c) certain other agreed upon terms and conditions have been satisfied. The Real Estate Credit Facility is guaranteed by us and substantially all of our existing and future domestic subsidiaries. Each loan is secured by the relevant real property (and improvements related thereto) that is mortgaged under the Real Estate Credit Facility.
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
We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and are required to repay the aggregate principal amount outstanding on the maturity dates, from December 29, 2015 through February 27, 2017. During the three months ended June 30, 2014, we made no additional borrowings and made principal payments on outstanding borrowings of $1.6 million from the Real Estate Credit Facility. As of June 30, 2014, borrowings outstanding under the Real Estate Credit Facility totaled $66.3 million, with $3.5 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.
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
Other Real Estate Related and Long-Term Debt. We have entered into separate term mortgage loans with four of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation, Mercedes-Benz Financial Services USA, LLC, BMW Financial Services NA, LLC and FMCC as well as several third party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on the relevant real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.67% and 9.00%, and at variable indexed rates plus between 1.90% and 3.35% per annum. As of June 30, 2014, the aggregate outstanding balance under these Real Estate Notes was $263.6 million, with $18.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We also entered into separate term mortgage loans in the U.K. with another third-party financial institution which are secured by our U.K. subsidiary properties. These mortgage loans (collectively, “Foreign Notes”) are being repaid in monthly installments that began in July 1998 and mature by November 2022. As of June 30, 2014, borrowings under the Foreign Notes totaled $30.2 million, with $4.0 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
During the six months ended June 30, 2014, we entered into working capital loan agreements with a third-party financial institution in Brazil for R$22.0 million. The proceeds were used to partially pay off manufacturer affiliated floorplan borrowings. This loan is to be repaid in full by February 2017.

Convertible Notes. In connection with the issuance of the 3.00% Notes during 2010, we purchased ten-year call options on our common stock (“3.00% Purchased Options”). The total cost of the 3.00% Purchased Options was $45.9 million. The future income-tax deductions relating to the cost of the 3.00% Purchased Options will result in a tax benefit of approximately $17.2 million. The 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes. Under the terms of the 3.00% Purchased Options, which become exercisable upon conversion of the 3.00% Notes, we have the right to receive a total of 3.1 million shares of our common stock at the conversion price then in effect. Subsequent to June 30, 2014, we settled 2.5 million of the 3% Purchased Options, congruent with the purchase of a majority of the 3.00% Notes in a tender offer, leaving us with the right to receive a total of 0.6 million shares of our common stock at the conversion price then in effect subsequent to June 30, 2014 purchase. The exercise price is subject to certain adjustments that mirror the adjustments to the conversion price of the 3.00% Notes (including payment of cash dividends). As of June 30, 2014, the conversion price was $37.13.
In addition to the purchase of the 3.00% Purchased Options, we sold warrants in separate transactions (“3.00% Warrants”). These 3.00% Warrants have a ten-year term and enable the holders to acquire shares of our common stock from us. The 3.00% Warrants are exercisable for a total of 3.1 million shares of our common stock at the conversion price then in effect. The exercise price is subject to adjustment for quarterly dividends, liquidation, bankruptcy, or a change in control of us and other conditions, including a failure by us to deliver registered securities to the purchasers upon exercise. Subject to these adjustments, the maximum amount of shares of our common stock that could be required to be issued under the 3.00%

Warrants is 5.5 million shares. On exercise of the 3.00% Warrants, we will settle the difference between the then market price and the strike price of the 3.00% Warrants in shares of our common stock. The proceeds from the sale of the 3.00% Warrants were $29.3 million. As a result of our decision to pay cash dividends, the exercise price of the 3.00% Warrants was $54.55 as of June 30, 2014. If any cash dividend or distribution is made to all, or substantially all, holders of our common stock in the future, the conversion rate will be adjusted based on the formula defined in the 3.00% Notes Indenture.
The 3.00% Purchased Options and 3.00% Warrant transactions were designed to increase the conversion price per share of our common stock, and therefore, mitigate the potential dilution of our common stock upon conversion of the 3.00% Notes, if any. As of June 30, 2014, the impact of the 3.00% Purchased Options and 3.00% Warrants increased the conversion price of our common stock under the 3.00% Notes from $37.13 to $54.55.
No shares of our common stock have been issued or received under the 3.00% Purchased Options or the 3.00% Warrants. For diluted earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants as depicted in the table below under the heading “Potential Dilutive Shares.” Although the 3.00% Purchased Options have the economic benefit of decreasing the dilutive effect of the 3.00% Notes, for diluted earnings-per-share calculation purposes, we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. Based on the outstanding principal amount of our 3.00% Notes of $22.6 million at June 30, 2014, changes in the average price of our common stock impacted the share settlement of the 3.00% Notes, the 3.00% Purchased Options and the 3.00% Warrants as illustrated below:

Company Stock Price	Net Shares Issuable Under the 3.00% Notes	Share Entitlement Under the 3.00% Purchased Options	Shares Issuable Under the 3.00% Warrants	Net Shares Issuable	Potential Dilutive Shares
(Shares in thousands)
$37.50	6	(6)	—	—	6
$40.00	44	(44)	—	—	44
$42.50	77	(77)	—	—	77
$45.00	106	(106)	—	—	106
$47.50	133	(133)	—	—	133
$50.00	156	(156)	—	—	156
$52.50	178	(178)	—	—	178
$55.00	197	(197)	5	5	202
$57.50	215	(215)	31	31	246
$60.00	232	(232)	55	55	287
$62.50	247	(247)	77	77	324
$65.00	260	(260)	98	98	358
$67.50	273	(273)	117	117	390
$70.00	285	(285)	134	134	419
$72.50	296	(296)	150	150	446
$75.00	307	(307)	166	166	473
$77.50	316	(316)	180	180	496
$80.00	326	(326)	193	193	519
$82.50	334	(334)	206	206	540
$85.00	342	(342)	218	218	560
$87.50	350	(350)	229	229	579
$90.00	357	(357)	239	239	596
$92.50	364	(364)	249	249	613
$95.00	370	(370)	259	259	629
$97.50	376	(376)	268	268	644
$100.00	382	(382)	276	276	658
On June 25, 2014, the Company purchased $92.5 million of the $115.0 million principal outstanding on its 3.00% Notes in a tender offer, leaving an outstanding balance of $22.6 million as of June 30, 2014. Consideration paid for this purchase was

$210.4 million. In conjunction with the purchase, the Company recognized a loss of $23.6 million for the three months ended June 30, 2014. Subsequent to June 30, 2014, the Company settled the 3.00% Purchase Options and 3.00% Warrants in the same proportion as the amount of 3.00% Notes purchased. The net cash received as a result was $26.4 million.
In connection with the issuance of the 2.25% Notes in 2006, we purchased ten-year call options on our common stock (“2.25% Purchased Options”). Under the terms of the 2.25% Purchased Options, which become exercisable upon conversion of the 2.25% Notes, we have the right to receive a total of approximately 3.1 million shares of our common stock at a conversion price of $59.27 per share as of June 30, 2014, subject to adjustment for quarterly dividends in excess of $0.14 per common share. Subject to these adjustments, the maximum amount of shares of our common stock that could be required to be issued under the 2.25% Warrants is 6.2 million shares. The total cost of the 2.25% Purchased Options was $116.3 million. The cost of the 2.25% Purchased Options results in future income-tax deductions that we expect will total approximately $43.6 million.
In addition to the purchase of the 2.25% Purchased Options, we sold warrants in separate transactions (“2.25% Warrants”). These 2.25% Warrants have a ten-year term and enable the holders to acquire shares of our common stock from us. The 2.25% Warrants are exercisable for a total of 3.1 million shares of our common stock at the conversion price then in effect, subject to adjustment for quarterly dividends in excess of $0.14 per common share, liquidation, bankruptcy, or a change in control of our company and other conditions. The proceeds from the sale of the 2.25% Warrants were $80.6 million. As a result of our decision to pay cash dividends in excess of $0.14 per common, share, the exercise price of the 2.25% Warrants was $80.09 as of June 30, 2014.
The 2.25% Purchased Option and 2.25% Warrant transactions were designed to increase the conversion price per share of our common stock, and therefore, mitigate the potential dilution of our common stock upon conversion of the 2.25% Notes, if any. As of June 30, 2014, the impact of the 2.25% Purchased Options and 2.25% Warrants increased the conversion price of our common stock under the 2.25% Notes from $59.27 to $80.09.
No shares of our common stock have been issued or received under the 2.25% Purchased Options or the 2.25% Warrants. For diluted earnings-per-share calculations, we are required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the 2.25% Warrants as depicted in the table below under the heading "Potential Dilutive Shares." Although the 2.25% Purchased Options have the economic benefit of decreasing the dilutive effect of the 2.25% Notes, for diluted earnings-per-share calculations purposes, we cannot factor this benefit into our dilutive shares outstanding as their impact would be anti-dilutive. Based on the outstanding principal amount of our 2.25% Notes of $182.8 million as of June 30, 2014 changes in the average price of our common stock will impact the share settlement of the 2.25% Notes, the 2.25% Purchased Options and the 2.25% Warrants as illustrated below:

Company Stock Price	Net Shares Issuable Under the 2.25% Notes	Share Entitlement Under the 2.25% Purchased Options	Shares Issuable Under the 2.25% Warrants	Net Shares Issuable	Potential Dilutive Shares
(Shares in thousands)
$57.00	—	—	—	—	—
$59.50	12	(12)	—	—	12
$62.00	136	(136)	—	—	136
$64.50	250	(250)	—	—	250
$67.00	356	(356)	—	—	356
$69.50	454	(454)	—	—	454
$72.00	545	(545)	—	—	545
$74.50	630	(630)	—	—	630
$77.00	710	(710)	—	—	710
$79.50	785	(785)	—	—	785
$82.00	855	(855)	72	72	927
$84.50	921	(921)	161	161	1,082
$87.00	983	(983)	245	245	1,228
$89.50	1,041	(1,041)	324	324	1,365
$92.00	1,097	(1,097)	399	399	1,496
$94.50	1,149	(1,149)	470	470	1,619
$97.00	1,199	(1,199)	537	537	1,736
$99.50	1,247	(1,247)	601	601	1,848
$102.00	1,292	(1,292)	662	662	1,954

5.00% Senior Notes
On June 2, 2014, we issued 5.00% senior unsecured notes with a face amount of $350.0 million due to mature on June 1, 2022. The 5.00% Notes pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. Prior to June 1, 2017, we may redeem up to 35.0% of the 5.00% Notes using proceeds of certain equity offerings, subject to certain conditions at a redemption price equal to 105% of principal amount of the 5.00% Notes plus accrued and unpaid interest. In addition, prior to June 1, 2017, we may redeem some or all of the 5.00% Notes at a redemption price equal to 100% of the principal amount of the 5.00% Notes redeemed, plus an applicable make-whole premium, and plus accrued and unpaid interest. On or after June 1, 2017, we may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.00% Notes if we sell certain assets or triggers the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt.
The 5.00% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries.
In connection with the issuance of the 5.00% Notes, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the initial purchasers. Pursuant to the Registration Rights Agreement, we have agreed to file a registration statement with the Securities and Exchange Commission within 365 days of issuance, so that holders of the 5.00% Notes can exchange the 5.00% Notes for registered 5.00% Notes that have substantially identical terms as the 5.00% Notes. We will be required to pay additional interest on the 5.00% Notes if we fail to comply with our obligations to register the 5.00% Notes within the specified time period.
Underwriters' fees totaled $5.3 million, which were recorded as a reduction of the 5.00% Notes principal balance, are being amortized over a period of eight years. The 5.00% Notes are presented net of unamortized underwriter fee of $5.2 million as of June 30, 2014. At the time of issuance of the 5.00% Notes, we capitalized $1.5 million of debt issuance costs, which are included in Other Assets on the accompanying Consolidated Balance Sheet and amortized over a period of eight years. Unamortized debt issuance costs as of June 30, 2014 totaled $1.5 million.
Subsequent to June 30, 2014, we gave notice to holders that we will redeem all of the outstanding 2.25% Notes on September 4, 2014. As part of that transaction, we anticipate settling all of the related purchased options and warrants.
Stock Issuances. In 2013, we issued 1.39 million shares of treasury stock, as part of the consideration paid for UAB Motors. There have been no similar stock issuances in the six months ended June 30, 2014.
Stock Repurchases. From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. Currently, our Board of Directors has authorized us to repurchase up to $75.0 million of our common shares. As of June 30, 2014, we had repurchased 270,054 shares, at an average price of $62.74, for a total cost of $16.9 million, leaving $54.5 million of repurchase authorization remaining. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility and Real Estate Credit Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of June 30, 2014, the Restricted Payment Basket under both facilities was $167.9 million and will increase in the future periods by 50.0% of our future cumulative net income, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases.

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
The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Six Months Ended June 30,
	2014	2013	% Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$130,933	$87,308	50.0%
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition	(24,222)	75,336
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	(19,530)	(8,061)
Adjusted net cash provided by operating activities	$87,181	$154,583	(43.6)%
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(194,363)	$(58,580)	231.8%
Change in cash paid for acquisitions, associated with floorplan notes payable	40,162	12,774
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(8,283)	(27,398)
Adjusted net cash used in investing activities	$(162,484)	$(73,204)	122.0%
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	$63,423	$(21,897)	(389.6)%
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	11,873	(52,651)
Adjusted net cash provided by (used in) financing activities	$75,296	$(74,548)	(201.0)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address these risks through a program of risk management, which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2014, and from which we may incur future gains or losses from changes in market interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of June 30, 2014, the outstanding principal amounts of our 2.25% Notes, 3.00% Notes, and 5.00% Notes totaled $182.8 million, $22.6 million and $350.0 million, respectively, and had fair values of $261.2 million, $52.9 million and $351.8 million, respectively. The carrying amounts of our 2.25% Notes, 3.00% Notes, and 5.00% Notes were $164.6 million, $16.9 million and $344.8 million, respectively, at June 30, 2014.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
As of June 30, 2014, we had $1,514.4 million of variable-rate borrowings. Based on the aggregate amount of variable-rate borrowings outstanding as of June 30, 2014, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $15.1 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $10.6 million in annual interest expense based on the variable borrowings outstanding as of June 30, 2014. This interest rate sensitivity increased from June 30, 2013 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended June 30, 2014, we recognized $11.5 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 87.3% of our floorplan interest expense for the first quarter of 2013 to 115.9% for the third quarter of 2012 and was 111.7% for the second quarter of 2014. In the U.S., manufacturer's interest assistance was 136.1% of floorplan interest expense in the second quarter of 2014. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.
We use interest rate swaps to adjust our exposure to interest rate movements when appropriate, based upon market conditions. As of June 30, 2014, we held interest rate swaps with aggregate notional amounts of $450.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.6%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Real Estate Credit Facility borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of June 30, 2014, net unrealized losses, net of income taxes, totaled $16.7 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of June 30, 2014, all of our derivative contracts were determined to be effective. As of June 30, 2014, a 100 basis-point change in the interest rates of our swaps would have resulted in a $4.5 million change to our annual interest expense. In addition to the $450.0 million of swaps in effect as of June 30, 2014, we also held ten interest rate swaps with forward start dates between December 2014 and December 2016 and expiration dates between December 2017 and December 2019. As of June 30, 2014, the aggregate notional value of these forward-starting swaps was $525.0 million and the weighted average interest rate was 2.7%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2019 does not exceed $600.0 million.

A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions).

	2014	2015	2016	2017	2018	2019
Notional amount in effect at the end of period	$550	$550	$600	$350	$200	$—
Weighted average interest rate during the period	2.63%	2.56%	2.76%	2.69%	2.77%	2.52%
Foreign Currency Exchange Rates. As of June 30, 2014, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% increase in average exchange rates for the British pound sterling versus the U.S. dollar would have resulted in a $45.4 million increase to our revenues for the six months ended June 30, 2014. A 10% increase in average exchange rates for the Brazilian real versus the U.S. dollar would have resulted in a $34.4 million increase to our revenues for the six months ended June 30, 2014.
For additional information about our market sensitive financial instruments please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations," "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to “Item 8. Financial Statements and Supplementary Data” in our 2013 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2014, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
John C. Rickel
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)
Date: August 4, 2014

EXHIBIT INDEX

Exhibit Number		Description

1.1	—
Purchase Agreement dated as of May 16, 2014, by and among Group 1 Automotive, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 1.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 21, 2014)

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
Indenture, dated as of June 2, 2014, by and among Group 1 Automotive, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 2, 2014)

4.2	—	Form of 5.000% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.1)
4.3	—
Registration Rights Agreement, dated as of June 2, 2014, by and among Group 1 Automotive, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 2, 2014)

10.1	—	Group 1 Automotive, Inc. 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed April 10, 2014)
10.2	—
Partial Unwind Agreement between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, dated June 25, 2014 (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2014)

10.3	—
Partial Unwind Agreement between Group 1 Automotive, Inc. and Bank of America, N.A., dated June 25, 2014 (incorporated by reference to Exhibit 10.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2014)

10.4**	—
First Amendment to Ninth Amended and Restated Revolving Credit Agreement, dated effective May 13, 2014, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, Bank of America, N.A., as Syndication Agent, U.S. Bank, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents and Capital One National Association and Compass Bank, as Managing Agents

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