Form 10-Q
period 2014-09-30
GROUP 1 AUTOMOTIVE INC
filed 2014-11-07
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes  ☐    No  ☑
As of October 30, 2014, the registrant had 24,304,373 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,652	$20,215
Contracts-in-transit and vehicle receivables, net	190,641	225,156
Accounts and notes receivable, net	138,735	135,058
Inventories, net	1,490,520	1,542,318
Deferred income taxes	17,137	21,150
Prepaid expenses and other current assets	41,570	24,041
Total current assets	1,929,255	1,967,938
PROPERTY AND EQUIPMENT, net	859,339	796,356
GOODWILL	824,996	737,303
INTANGIBLE FRANCHISE RIGHTS	335,670	301,505
OTHER ASSETS	13,249	16,376
Total assets	$3,962,509	$3,819,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility and other	$1,077,097	$1,143,104
Offset account related to floorplan notes payable - credit facility	(37,516)	(56,198)
Floorplan notes payable - manufacturer affiliates	293,846	346,572
Offset account related to floorplan notes payable - manufacturer affiliates	(25,000)	—
Current maturities of long-term debt and short-term financing	41,021	36,225
Accounts payable	292,971	254,930
Accrued expenses	160,220	140,543
Total current liabilities	1,802,639	1,865,176
LONG-TERM DEBT, net of current maturities	938,499	663,689
DEFERRED INCOME TAXES	148,304	152,291
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	23,483	26,078
OTHER LIABILITIES	64,259	47,975
COMMITMENTS AND CONTINGENCIES (NOTE 11)
TEMPORARY EQUITY - Redeemable equity portion of the 3.00% Convertible Senior Notes	—	29,094
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,761 and 25,746 issued, respectively	258	257
Additional paid-in capital	286,354	368,641
Retained earnings	838,174	776,101
Accumulated other comprehensive loss	(59,500)	(51,677)
Treasury stock, at cost; 1,427 and 1,432 shares, respectively	(79,961)	(58,147)
Total stockholders’ equity	985,325	1,035,175
Total liabilities and stockholders’ equity	$3,962,509	$3,819,478

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,521,246	$1,386,667	$4,256,146	$3,873,121
Used vehicle retail sales	615,924	529,828	1,743,071	1,536,031
Used vehicle wholesale sales	100,347	85,800	284,491	243,667
Parts and service sales	291,816	255,316	844,340	753,776
Finance, insurance and other, net	97,115	82,536	270,901	232,494
Total revenues	2,626,448	2,340,147	7,398,949	6,639,089
COST OF SALES:
New vehicle retail sales	1,441,016	1,313,372	4,028,164	3,656,825
Used vehicle retail sales	571,613	488,346	1,610,293	1,410,768
Used vehicle wholesale sales	101,643	87,334	281,434	242,267
Parts and service sales	137,467	121,633	397,079	358,004
Total cost of sales	2,251,739	2,010,685	6,316,970	5,667,864
GROSS PROFIT	374,709	329,462	1,081,979	971,225
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	264,233	246,863	793,761	731,455
DEPRECIATION AND AMORTIZATION EXPENSE	10,746	9,093	31,424	26,390
ASSET IMPAIRMENTS	9,373	565	11,094	1,174
INCOME FROM OPERATIONS	90,357	72,941	245,700	212,206
OTHER EXPENSE:
Floorplan interest expense	(10,452)	(10,690)	(31,695)	(30,927)
Other interest expense, net	(13,246)	(9,971)	(36,326)	(28,783)
Other expense, net	—	—	—	(789)
Loss on extinguishment of long-term debt	(22,790)	—	(46,403)	—
INCOME BEFORE INCOME TAXES	43,869	52,280	131,276	151,707
PROVISION FOR INCOME TAXES	(17,707)	(19,515)	(56,949)	(59,436)
NET INCOME	$26,162	$32,765	$74,327	$92,271
BASIC EARNINGS PER SHARE	$1.07	$1.34	$3.06	$3.83
Weighted average common shares outstanding	23,424	23,373	23,354	22,994
DILUTED EARNINGS PER SHARE	$1.03	$1.19	$2.82	$3.52
Weighted average common shares outstanding	24,432	26,342	25,363	25,153
CASH DIVIDENDS PER COMMON SHARE	$0.17	$0.17	$0.51	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited, in thousands)
NET INCOME	$26,162	$32,765	$74,327	$92,271
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(21,938)	3,237	(7,329)	(23,487)
Net unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during the period, net of tax (provision) benefit of ($346), $1,615, $3,472 and ($2,999), respectively	577	(2,691)	(5,787)	4,999
Reclassification adjustment for loss included in interest expense, net of tax provision of $1,074, $1,075, $3,176 and $3,120, respectively	1,789	1,791	5,293	5,200
Net unrealized gain (loss) on interest rate swaps, net of tax	2,366	(900)	(494)	10,199
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES	(19,572)	2,337	(7,823)	(13,288)
COMPREHENSIVE INCOME	$6,590	$35,102	$66,504	$78,983

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount					Total
	(Unaudited, in thousands)
BALANCE, December 31, 2013	25,746	$257	$368,641	$776,101	$(51,677)	$(58,147)	$1,035,175
Net income	—	—	—	74,327	—	—	74,327
Other comprehensive income, net	—	—	—	—	(7,823)	—	(7,823)
Purchases of treasury stock	—	—	—	—	—	(33,771)	(33,771)
Net temporary equity adjustment related to 3.00% and 2.25% Convertible Notes	—	—	(14,163)	—	—	—	(14,163)
Repurchase of equity component of 3.00% Convertible Notes	—	—	(118,003)	—	—	—	(118,003)
Call/Warrant equity settlement on 3.00% Convertible Notes repurchase	—	—	32,641	—	—	—	32,641
Conversion of equity component of 2.25% Convertible Notes	—	—	(20,789)	—	—	36,860	16,071
Call/Warrant equity settlement on 2.25% Convertible Notes conversion	—	—	33,772	—	—	(33,772)	—
Net issuance of treasury shares to employee stock compensation plans	15	1	(8,684)	—	—	8,869	186
Stock-based compensation	—	—	11,836	—	—	—	11,836
Tax effect from stock-based compensation plans	—	—	1,103	—	—	—	1,103
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(12,254)	—	—	(12,254)
BALANCE, September 30, 2014	25,761	$258	$286,354	$838,174	$(59,500)	$(79,961)	$985,325

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,327	$92,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,424	26,390
Deferred income taxes	6,494	16,601
Asset impairments	11,094	1,174
Stock-based compensation	11,871	10,473
Amortization of debt discount and issue costs	9,661	10,453
Loss on 3.00% Convertible Notes repurchase	29,478	—
Loss on 2.25% Convertible Notes conversion and redemption	16,925	—
Gain on disposition of assets	(17,363)	(11,093)
Tax effect from stock-based compensation	(1,145)	(1,413)
Other	2,047	2,301
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	54,911	(9,500)
Accounts and notes receivable	(6,562)	2,815
Inventories	79,265	(107,994)
Contracts-in-transit and vehicle receivables	33,839	45,284
Prepaid expenses and other assets	12,923	1,046
Floorplan notes payable - manufacturer affiliates	(77,155)	49,814
Deferred revenues	(198)	344
Net cash provided by operating activities	271,836	128,966
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(309,257)	(106,672)
Proceeds from disposition of franchises, property and equipment	138,800	101,821
Purchases of property and equipment, including real estate	(91,345)	(63,890)
Other	(5,832)	2,155
Net cash used in investing activities	(267,634)	(66,586)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	6,047,392	4,707,989
Repayments on credit facility - floorplan line and other	(6,086,414)	(4,652,495)
Borrowings on credit facility - acquisition line	314,963	—
Repayment on credit facility - acquisition line	(374,989)	—
Borrowings on real estate credit facility	200	—
Principal payments on real estate credit facility	(9,081)	(7,919)
Net borrowings on 5.00% Senior Unsecured Notes	539,600	—
Debt issue costs	(1,881)	—
Repurchase of 3.00% Convertible Notes	(260,074)	—
Proceeds from Call/Warrant Unwind related to 3.00% Convertible Notes	32,697	—
Conversion and redemption of 2.25% Convertible Notes	(182,756)	—
Borrowings on other debt	78,710	828
Principal payments on other debt	(70,267)	(65,446)
Borrowings on debt related to real estate	65,628	21,105
Principal payments on debt related to real estate	(39,024)	(32,792)
Employee stock purchase plan purchases, net of employee tax withholdings	187	538
Repurchases of common stock, amounts based on settlement date	(16,947)	—
Tax effect from stock-based compensation	1,145	1,413
Dividends paid	(12,291)	(11,676)
Net cash provided by (used in) financing activities	26,798	(38,455)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(563)	(2,297)
NET INCREASE IN CASH AND CASH EQUIVALENTS	30,437	21,628
CASH AND CASH EQUIVALENTS, beginning of period	20,215	4,650
CASH AND CASH EQUIVALENTS, end of period	$50,652	$26,278
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable	$3,440	$501
Purchases of common stock accrued in accounts payable	$16,824	$—

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry with business activities in 14 states in the United States of America (“U.S.”), 13 towns in the United Kingdom (“U.K.”) and three states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the “Company” in these Notes to Consolidated Financial Statements. The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.
As of September 30, 2014, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (41 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, and South Carolina), and (b) the West (75 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). The U.S. regional vice presidents report directly to the Company's Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. In addition, as of September 30, 2014, the Company had two international regions: (a) the U.K. region, which consisted of 14 dealerships in the U.K. and (b) the Brazil region, which consisted of 20 dealerships in Brazil. The operations of the Company's international regions are structured similarly to the U.S. regions, each with a regional vice president reporting directly to the Company's Chief Executive Officer.
The Company's operating results are generally subject to changes in the economic environment as well as seasonal variations. Generally there are higher volumes of vehicles sales and service in the second and third calendar quarters of each year in the U.S., in the first and third quarters in the U.K. and during the third and fourth quarters in Brazil. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. For the U.K., the first and third calendar quarters tend to be stronger, driven by plate change months of March and September. For Brazil, the Company expects higher volumes in the third and fourth calendar quarters. The first quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic condition, manufacturer incentive programs, or shifts in governmental taxes or regulations may exaggerate seasonal or cause counter-seasonal fluctuations in the Company's revenues and operating income.
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
All business acquisitions completed during the periods presented have been accounted for using the purchase method of accounting, and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed subject to change within the purchase price allocation period (generally on year from the respective acquisition date) and are assigned and recorded based on estimates of fair value. All intercompany balances and transactions have been eliminated in consolidation.
Business Segment Information
The Company, through its regions, conducts business in the automotive retailing industry including selling new and used cars and light trucks, arranging related vehicle financing, selling service and insurance contracts, providing automotive maintenance and repair services and selling vehicle parts. The Company has three reportable segments: the U.S., which includes the activities of the Company's corporate office, the U.K. and Brazil. See Note 14, "Segment Information," for additional details regarding the Company's reportable segments.
Variable Interest Entity

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2013, the Company entered into arrangements to provide a related-party entity that owns and operates retail automotive dealerships a fixed-interest-rate working capital loan and various administrative services for a variable fee, both of which constitute variable interests in the entity. The Company's exposure to loss as a result of its involvement in the entity includes the balance outstanding under the loan arrangement. The Company holds no equity ownership interest in the entity. The Company has determined that the entity meets the criteria of a variable interest entity (“VIE”). The terms of the loan and services agreements provide the Company with the right to control the activities of the VIE that most significantly impact the VIE's economic performance, the obligation to absorb potentially significant losses of the VIE and the right to receive potentially significant benefits from the VIE. Accordingly, the Company qualified as the VIE's primary beneficiary and consolidated the assets and liabilities of the VIE as of September 30, 2014 and December 31, 2013, as well as the results of operations of the VIE beginning on the effective date of the variable interests arrangements to September 30, 2014. The floorplan notes payable liability of the VIE is securitized by the new and used vehicle inventory of the VIE. The carrying amounts and classification of assets (which can only be used to settle the liabilities of the VIE) and liabilities (for which creditors do not have recourse to the general credit of the Company) are included in the Company's purchase price allocations set forth in Note 2, "Acquisitions and Dispositions." The final allocation of assets and liabilities included in the Company's consolidated statements of financial position for the consolidated VIE as of September 30, 2014, as well as a preliminary allocation as of December 31, 2013, are as follows (in thousands):

	September 30, 2014	December 31, 2013
Current assets	$24,536	$24,170
Non-current assets	36,843	71,033
Total assets	$61,379	$95,203
Current liabilities	$21,857	$21,653
Non-current liabilities	22,179	25,374
Total liabilities	$44,036	$47,027
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. ACQUISITIONS AND DISPOSITIONS
During the nine months ended September 30, 2014, the Company acquired seven dealerships and was granted one franchise in the U.S. The Company also acquired one dealership and opened one dealership for an awarded franchise in Brazil (collectively, the "2014 Acquisitions"). Aggregate consideration paid for these acquisitions totaled $309.3 million, including associated real estate. During the third quarter and first nine months of 2014, the Company sold five and seven dealerships, respectively, in the U.S. As a result of these dispositions, a net gain of $16.6 million and $17.3 million was recognized for the three and nine months ended September 30, 2014, respectively. Aggregate consideration received for these dealerships totaled $138.8 million.
The purchase price for the 2014 Acquisitions was allocated as set forth below based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The allocation of the purchase prices is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the respective acquisition date). Goodwill was assigned to the U.S. segment in the amount of $103.4 million.

As of Acquisition Date
(In thousands)
Inventory	$107,034
Other current assets	281
Property and equipment	46,814
Goodwill and intangible franchise rights	166,036
Deferred tax asset	5,851
Total assets	$326,016
Current liabilities	$16,775
Total liabilities	$16,775
The intangible franchise rights are expected to continue for an indefinite period, therefore these rights are not amortized. These intangible assets will be evaluated on an annual basis in accordance with Accounting Standards Codification ("ASC") 350. Goodwill represents the excess of consideration paid compared to the fair value of net assets received in the acquisitions. The goodwill is related to the U.S. reportable segment and is deductible for tax purposes at September 30, 2014.
Our supplemental pro forma revenue and net income had the acquisition date for each of the Company's 2014 acquisitions been January 1, 2013, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Pro forma:	2014	2013	2014	2013
	(In thousands)
Revenue	$2,656,029	2,494,038	$7,647,756	$7,088,606
Net income	$26,436	35,958	$77,687	$101,799
The supplemental pro forma revenue and net income are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 2013.
As of September 30, 2014, the Company determined that certain dealerships and the associated real estate qualified as held-for-sale. As a result, the Company classified the carrying value of all $16.9 million of the asset disposal group in prepaid and other current assets in its Consolidated Balance Sheet and recognized an asset impairment of $8.0 million for the three months ended September 30, 2014 as the carrying amount of the disposal group exceeded the fair value less costs to sell.
In February 2013, the Company purchased all of the outstanding stock of UAB Motors Particpações S.A. (“UAB Motors”). At the time of acquisition, UAB Motors consisted of 18 dealerships and 22 franchises in Brazil, as well as five collision centers. As discussed in Note 1, "Interim Financial Information," in connection with this acquisition, the Company entered into arrangements that are variable interests in a VIE. The Company qualifies as the primary beneficiary of the VIE. The consolidation of the VIE into the financial statements of the Company was accounted for as a business combination. In

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

addition to the acquisition of UAB Motors, the Company acquired certain assets of nine dealerships in the U.S. and four dealerships in the U.K. (collectively with the acquisition of UAB Motors, the "2013 Acquisitions"). In conjunction with the 2013 Acquisitions, the Company incurred $6.5 million of costs, primarily related to professional services associated with the UAB Motors transaction. The Company included these costs in selling, general and administrative expenses ("SG&A") in the Consolidated Statement of Operations for 2013 Aggregate consideration paid for the 2013 Acquisitions totaled $350.2 million, including $269.9 million of cash and 1.39 million shares of the Company's common stock. The Company also assumed debt in conjunction with the 2013 Acquisitions, of which $65.1 million was contemporaneously extinguished. In conjunction with the extinguishment, the Company recognized a loss of $0.8 million that is included in Other Expense, net on the Consolidated Statement of Operations for the nine months ended September 30, 2013.
The purchase price for the 2013 Acquisitions was allocated as set forth below based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. Goodwill was assigned to the U.S., U.K. and Brazil reportable segments in the amounts of $56.2 million, $1.5 million and $130.9 million, respectively.

As of Acquisition Date
(In thousands)
Inventory	$164,743
Other current assets	26,892
Property and equipment	71,389
Goodwill and intangible franchise rights	308,081
Other assets	1,869
Total assets	$572,974
Current liabilities	$117,694
Deferred income taxes	29,669
Long-term debt	68,639
Total liabilities	$216,002
The intangible franchise rights are expected to continue for an indefinite period, therefore these rights are not amortized. These intangible assets will be evaluated on an annual basis in accordance with ASC 350. Goodwill represents the excess of consideration paid compared to net assets received in the acquisition. As of September 30, 2014, the goodwill relative to the U.S and Brazil reportable segments is deductible for tax purposes.
During the nine months ended September 30, 2013, the Company sold six dealerships and one franchise in the U.S. As a result of the dispositions, a net gain of $10.4 million was recognized for the nine months ended September 30, 2013.
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
The Company held interest rate swaps in effect as of September 30, 2014 of $463.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.6%. Of the $463.0 million in notional value of swaps in effect, $13.0 million was added in the three months ended September 30, 2014. The Company records the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense. For the three and nine months ended September 30, 2014, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.4 million and $7.3 million, respectively; for the three and nine months ended September 30, 2013, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.5 million and $7.4 million respectively. Total floorplan interest expense was $10.5 million and $10.7 million for the three months ended September 30, 2014 and 2013, respectively, and $31.7 million and $30.9 million for the nine months ended September 30, 2014 and 2013, respectively.
In addition to the $463.0 million of swaps in effect as of September 30, 2014, the Company held 13 additional interest rate swaps with forward start dates between December 2014 and January 2018 and expiration dates between December 2017 and December 2020. The aggregate notional value of these 13 forward-starting swaps was $675.0 million, and the weighted average interest rate was 2.7%. Of the $675.0 million in notional value of forward-starting swaps, $150.0 million was added in the three months ended September 30, 2014. The combination of the interest rate swaps currently in effect and these forward-starting swaps is structured such that the notional value in effect at any given time through August 2021 does not exceed $612.0 million, which is less than the Company's expectation for variable rate debt outstanding during such period.
Subsequent to September 30, 2014, the Company entered into three interest rate swaps with forward start dates between December 2016 and January 2018 and expiration dates between December 2019 and December 2020 with a weighted average interest rate of 2.6%. The aggregate notional value of these swaps is $150.0 million.
As of September 30, 2014 and December 31, 2013, the Company reflected liabilities from interest rate risk management activities of $23.5 million and $26.1 million, respectively, in its Consolidated Balance Sheets. In addition, as of September 30, 2014 and December 31, 2013, the Company reflected $0.5 million and $3.9 million of assets from interest rate risk management activities included in Other Assets in its Consolidated Balance Sheets. Included in Accumulated Other Comprehensive Loss at September 30, 2014 and 2013 were accumulated unrealized losses, net of income taxes, totaling $14.3 million and $16.7 million, respectively, related to these interest rate swaps.
At September 30, 2014, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for either the three or nine months ended September 30, 2014 or 2013, respectively. The following table presents the impact during the current and comparative prior year period for the Company's derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Amount of Unrealized Gain (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	2014	2013
	(In thousands)
Interest rate swap contracts	$(5,787)	$4,999

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Floorplan interest expense	$(7,331)	$(7,390)
Other interest expense	(1,138)	(930)
The amount expected to be reclassified out of other comprehensive income (loss) into earnings as additional floorplan interest expense or other interest expense in the next twelve months is $12.1 million.

4. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2014 Long Term Incentive Plan (the "Incentive Plan"), as well as to employees pursuant to its 1998 Employee Stock Purchase Plan, as amended (the "Purchase Plan").
Long Term Incentive Plan
The 2007 Long Term Incentive Plan (the "Prior Plan") provided for the issuance of up to 7.5 million shares for grants to non-employee directors, officers and other employees of the Company and its subsidiaries. On May 20, 2014, the Company's shareholders approved the Incentive Plan, which replaced the Prior Plan. The maximum number of shares that may be issued under the Incentive Plan is limited to (i) 1.2 million shares, plus (ii) the number of shares available for future issuance under the Prior Plan as of May 20, 2014, plus (iii) the number of shares subject to awards that were outstanding as of May 20, 2014 to the extent any such award lapses or terminates without all shares subject to those awards being issued to the holder of such award or without such holder receiving a cash settlement of such award. The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of September 30, 2014, there were 1,750,584 shares available for issuance under the Incentive Plan.
Restricted Stock Awards
The Company has granted under the Prior Plan and plans to continue to make grants under the Incentive Plan to non-employee directors and certain employees, at no cost to the recipient, of restricted stock awards or, at their election, restricted stock units. Restricted stock awards qualify as participating securities as each award contains non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 5, “Earnings Per Share,” for further details. Restricted stock awards are considered outstanding at the date of grant but are subject to vesting periods from upon issuance up to five years. Restricted stock units are considered vested at the time of issuance, however, since they cannot vote, they are not considered outstanding when issued. Restricted stock units settle in shares of common stock upon the termination of the grantees’ employment or directorship. In the event an employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is calculated based on the market price of the Company’s common stock at the date of grant and recognized over the requisite service period. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate.
A summary of the restricted stock awards as of September 30, 2014, along with the changes during the nine months then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	933,740	$49.87
Granted	274,040	67.18
Vested	(206,970)	44.52
Forfeited	(52,010)	53.50
Nonvested at September 30, 2014	948,800	$55.83
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of September 30, 2014, there were 539,026 shares available for issuance under the Purchase Plan. During the nine months ended September 30, 2014 and 2013, the Company issued 80,938 and 83,698 shares, respectively, of common stock to employees participating in the Purchase Plan.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $15.07 and $13.65 during the nine months ended September 30, 2014 and 2013, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $4.0 million and $3.5 million for the three months ended September 30, 2014 and 2013, respectively, and $11.9 million and $10.5 million for the nine months ended September 30, 2014 and 2013, respectively. Cash received from Purchase Plan purchases was $4.7 million and $4.4 million for the nine months ended September 30, 2014 and 2013, respectively. The tax benefit realized for the tax deductions from the vesting of restricted shares, which increased additional paid in capital, totaled $1.1 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively.
The Company issues new shares or treasury shares, if available, when restricted stock vests. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
5. EARNINGS PER SHARE
The two-class method is utilized for the computation of the Company's earnings per share (“EPS”). The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, including the Company’s restricted stock awards. Income allocated to these participating securities is excluded from net earnings available to common shares, as shown in the table below. Basic EPS is computed by dividing net income available to basic common shares by the weighted average number of basic common shares outstanding during the period. Diluted EPS is computed by dividing net income available to diluted common shares by the weighted average number of dilutive common shares outstanding during the period.
The following table sets forth the calculation of EPS for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	23,424	23,373	23,354	22,994
Dilutive effect of contingently convertible notes and warrants	1,003	2,962	2,004	2,153
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	5	7	5	6
Weighted average dilutive common shares outstanding	24,432	26,342	25,363	25,153
Basic:
Net Income	$26,162	$32,765	$74,327	$92,271
Less: Earnings allocated to participating securities	1,035	1,460	2,958	4,144
Earnings available to basic common shares	$25,127	$31,305	$71,369	$88,127
Basic earnings per common share	$1.07	$1.34	$3.06	$3.83
Diluted:
Net Income	$26,162	$32,765	$74,327	$92,271
Less: Earnings allocated to participating securities	1,000	1,320	2,769	3,843
Earnings available to diluted common shares	$25,162	$31,445	$71,558	$88,428
Diluted earnings per common share	$1.03	$1.19	$2.82	$3.52
As discussed in Note 9, “Long-Term Debt”, the Company was required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes (as defined in Note 9) and the warrants sold in connection with the 2.25% Notes (“2.25% Warrants”) in its diluted common shares outstanding for the diluted earnings calculation. The average adjusted closing price of the Company's common stock for the three months ended September 30, 2013 and for the period prior to the conversion and redemption of the 2.25% Notes during the three months ended September 30, 2014, was more than the conversion price then in effect at the end of those periods. Therefore, the respective dilutive effect of the 2.25% Notes was included in the computation of diluted EPS for the three and nine month periods ended September 30, 2014 and 2013. The 2.25% Notes and 2.25% Warrants were converted or redeemed and settled, respectively, during the three months ended

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2014. As a result, the dilution is calculated based on the weighted average length of time the 2.25% Notes and 2.25% Warrants were outstanding during the three and nine months ended September 30, 2014. Refer to Note 9, "Long-Term Debt" for a description of the conversion of the 2.25% Notes and 2.25% Warrants that occurred during the three months ended September 30, 2014.
In addition, the Company was required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes (as defined in Note 9, "Long-Term Debt" ) and the warrants sold in connection with the 3.00% Notes (“3.00% Warrants”) in its diluted common shares outstanding for the diluted earnings calculation. The average adjusted closing price of the Company's common stock for the three months ended September 30, 2013 and for the period prior to the repurchase of the 3.00% Notes during the three months ended September 30, 2014, was more than the conversion price then in effect at the end of those periods. Therefore, the respective dilutive effect of the 3.00% Notes and 3.00% Warrants was included in the computation of diluted EPS for the three and nine months ended September 30, 2014 and 2013. On June 25, 2014, the Company repurchased $92.5 million of the $115.0 million principal. The remaining 3.00% Notes and 3.00% Warrants were repurchased and settled, respectively, during the three months ended September 30, 2014. As a result, the dilution is calculated based on the weighted average length of time the 3.00% Notes and 3.00% Warrants were outstanding during the three and nine months ended September 30, 2014. Refer to Note 9, "Long-Term Debt" for a description of the repurchase of the 3.00% Notes and 3.00% Warrants that occurred during the three months ended September 30, 2014.
6. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The Company's effective income tax rates of 40.4% and 43.4% of pretax income for the three and nine months ended September 30, 2014, respectively, differed from the U.S. federal statutory rate of 35.0% due primarily to a portion of the U.S. GAAP loss on the purchase of the 2.25% Notes and the 3.00% Notes (as defined in Note 9, "Long-term Debt") that was not deductible for tax purposes, state and foreign taxes, net of federal benefit and additional valuation allowances recorded in respect of net operating losses of certain Brazil subsidiaries. The impact of these items was partially offset by a discrete, net deferred tax benefit of $3.4 million from tax deductible goodwill in Brazil, resulting from a restructuring during the three months ended September 30, 2014.
For the three and nine months ended September 30, 2014, the Company's effective tax rate increased compared to the same periods in 2013 to 40.4% and 43.4% from 37.3% and 39.2%, respectively. These increases were primarily due to a portion of the U.S. GAAP loss on the extinguishment of the 2.25% Notes and the 3.00% Notes that was not deductible for tax purposes and additional valuation allowances recorded in respect of net operating losses of certain Brazil subsidiaries, partially offset by the net deferred tax benefit from tax deductible goodwill in Brazil, resulting from a restructuring during the three months ended September 30, 2014. During the three and nine months ended September 30, 2013, the Company's effective tax rate was increased as a result of the tax effect of non-deductible acquisition costs, as well as the impact of goodwill allocated to the disposition of certain dealerships that was not deductible for tax purposes in 2013.
As of September 30, 2014 and December 31, 2013, the Company had no unrecognized tax benefits with respect to uncertain tax positions and did not incur any interest and penalties nor did it accrue any interest for the nine months ended September 30, 2014. When applicable, consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Taxable years 2009 and subsequent remain open for examination by the Company’s major taxing jurisdictions.
7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$77,374	$78,131
Parts and service receivables	34,769	31,950
Finance and insurance receivables	18,208	19,283
Other	11,183	8,099
Total accounts and notes receivable	141,534	137,463
Less allowance for doubtful accounts	2,799	2,405
Accounts and notes receivable, net	$138,735	$135,058
Inventories consisted of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
	(In thousands)
New vehicles	$1,085,469	$1,165,335
Used vehicles	250,338	231,960
Rental vehicles	97,602	88,523
Parts, accessories and other	64,136	64,156
Total inventories	1,497,545	1,549,974
Less lower of cost or market reserves	7,025	7,656
Inventories, net	$1,490,520	$1,542,318

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
Property and equipment consisted of the following:

	Estimated Useful Lives in Years	September 30, 2014	December 31, 2013
	(unaudited)
		(dollars in thousands)
Land	—	$294,475	$269,778
Buildings	30 to 40	428,784	405,918
Leasehold improvements	varies	128,887	120,531
Machinery and equipment	7 to 20	85,420	79,209
Furniture and fixtures	3 to 10	76,162	70,918
Company vehicles	3 to 5	10,517	8,508
Construction in progress	—	31,803	19,224
Total		1,056,048	974,086
Less accumulated depreciation		196,709	177,730
Property and equipment, net		$859,339	$796,356
During the nine months ended September 30, 2014, the Company incurred $59.7 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities, including $2.8 million relative to facilities that were subsequently disposed during 2014. In addition, the Company purchased real estate (including land and buildings) during the nine months ended September 30, 2014 associated with existing dealership operations totaling $23.8 million. And, in conjunction with the acquisition of dealerships and franchises in the nine months ended September 30, 2014, the Company acquired $47.0 million of real estate and other property and equipment.
As of September 30, 2014, the Company determined that certain dealerships and the associated real estate qualified as held-for-sale. As a result, the Company classified the carrying value of the asset disposal group real estate and other fixed assets totaling $8.1 million in prepaid and other current assets in its Consolidated Balance Sheet. In addition, during the three months ended September 30, 2014, the Company sold three of its dealership facilities that qualified as a held-for-sale assets as of June 30, 2014 for $129.0 million. The Company realized a $16.7 million pre-tax gain from the sale of these held-for-sale assets.
8. CREDIT FACILITIES
In the U.S., the Company has a $1.7 billion revolving syndicated credit arrangement with 25 financial institutions including six manufacturer-affiliated finance companies (“Revolving Credit Facility”). The Company also has a $300.0 million floorplan financing arrangement (“FMCC Facility”) with Ford Motor Credit Company (“FMCC”) for financing of new Ford vehicles in the U.S. and other floor plan financing arrangements with several other automobile manufacturers for financing of a portion of its U.S. rental vehicle inventory. In the U.K., the Company has financing arrangements with BMW Financial Services, Volkswagen Finance and FMCC for financing of its new and used vehicles. In Brazil, the Company has financing arrangements for new, used, and rental vehicles with several financial institutions, most of which are manufacturer affiliated. Within the Company's Consolidated Balance Sheets, Floorplan notes payable - credit facility and other primarily reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts related to the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of rental vehicles in the U.S., as well as the financing of new, used, and rental vehicles in both the U.K. and Brazil. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revolving Credit Facility
On June 20, 2013, the Company amended its Revolving Credit Facility principally to increase the total borrowing capacity from $1.35 billion to $1.7 billion and to extend the term from an expiration date of June 1, 2016 to June 20, 2018. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.6 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $1.95 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the one-month LIBOR plus 125 basis points for new vehicle inventory and the one-month LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points for borrowings in U.S. dollars and 150 to 250 basis points on borrowings in euros or pound sterling, depending on the Company’s total adjusted leverage ratio. The Floorplan Line requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line also requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $5.6 million of related unamortized costs as of September 30, 2014 that are being amortized over the term of the facility.
After considering the outstanding balance of $1,029.8 million as of September 30, 2014, the Company had $350.2 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $350.2 million available borrowings under the Floorplan Line was $37.5 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.4% as of September 30, 2014 and December 31, 2013, excluding the impact of the Company’s interest rate swaps. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. With regards to the Acquisition Line, there were no borrowings outstanding as of September 30, 2014 and $60.0 million outstanding as of December 31, 2013, respectively. After considering $43.2 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $252.3 million of available borrowing capacity under the Acquisition Line as of September 30, 2014. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company's U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of September 30, 2014, the Restricted Payment Basket totaled $176.0 million. As of September 30, 2014, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory in the U.S., including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of September 30, 2014, the Company had an outstanding balance of $146.1 million under the FMCC Facility with an available floorplan borrowing capacity of $153.9 million. Included in the $153.9 million available borrowings under the FMCC Facility was $25.0 million of immediately

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. As of September 30, 2014, the interest rate on the FMCC Facility was 4.75% before considering the applicable incentives.
Other Credit Facilities
The Company has credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The interest rates charged on borrowings outstanding under these facilities ranged from 1.40% to 3.95% as of September 30, 2014.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazil operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of September 30, 2014, the interest rates charged on borrowings outstanding under these facilities ranged from 15.11% to 19.56%.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of September 30, 2014, the interest rate charged on borrowings related to the Company’s rental vehicle fleet varied up to 4.75%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.
9. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consisted of the following:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
5.00% Senior Notes	$539,822	$—
2.25% Convertible Senior Notes	—	160,334
3.00% Convertible Senior Notes	—	84,305
Acquisition Line	—	60,000
Real Estate Credit Facility	58,838	67,719
Other Real Estate Related and Long-Term Debt	316,703	279,167
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 10.3%	57,655	47,553
	973,018	699,078
Less current maturities of real estate credit facility and other long-term debt	34,519	35,389
	$938,499	$663,689
Included in the current maturities of long-term debt and short term financing in the Company's Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013 was $6.5 million and $0.8 million, respectively, of short-term financing that is due within one year of the respective balance sheet date.
2.25% Convertible Senior Notes
On September 2, 2014, holders of $182.5 million in aggregate amount of the Company's then outstanding 2.25% Convertible Senior Notes due 2036 ("2.25% Notes") elected to convert their 2.25% Notes. The Company redeemed the remaining outstanding 2.25% Notes. The settlement for the conversion and the redemption of the 2.25% Notes occurred on September 4, 2014. Consideration paid for the conversion and redemption of the 2.25% Notes was $237.5 million, including $182.8 million in cash and 701,795 shares of the Company's common stock, which was recognized as a decrease to treasury stock. In conjunction with the conversion and redemption of the 2.25% Notes, the Company received 421,309 shares of its common stock in settlement of the purchased ten-year call options on its common stock (“2.25% Purchased Options”) and 2.25% Warrants, which was recognized as an increase to treasury stock. As a result of the conversion and redemption of the 2.25% Notes, the Company recognized a loss of $16.9 million based on the difference in the carrying value of the liability component and the fair value immediately prior to the conversion and redemption.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the nine months ended September 30, 2014 and 2013, the contractual interest expense and the discount amortization, which are recorded as other interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Nine Months Ended September 30,
	2014	2013
	(dollars in thousands)
Year-to-date contractual interest expense	$1,875	$3,084
Year-to-date discount amortization (1)	$5,366	$5,590
Effective interest rate of liability component	7.7%	7.7%
 (1)    Represents the incremental impact of the accounting for convertible debt as primarily codified in ASC 470, Debt.
The Company determined the discount using the estimated effective interest rate for similar debt with no convertible features. The original effective interest rate of 7.50% was estimated by comparing debt issuances from companies with similar credit ratings during the same annual period as the Company. The effective interest rate differs from the 7.50% due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount and were being amortized to interest expense through 2016. These costs were written off as part of the conversion of the 2.25% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 2.25% Notes.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.00% Convertible Senior Notes
On June 25, 2014, the Company repurchased $92.5 million of the $115.0 million principal outstanding of its 3.00% Convertible Senior Notes due 2020 (“3.00% Notes”) in a tender offer, leaving an outstanding balance of $22.6 million as of June 30, 2014. Consideration paid for this repurchase was $210.4 million. In conjunction with the repurchase, the Company recognized a loss of $23.6 million for the three months ended June 30, 2014 based on the difference in the carrying value of the liability component and the fair value immediately prior to the purchase. Subsequent to June 30, 2014, the Company settled the purchased ten-year call options on its common stock (“3.00% Purchased Options”) and 3.00% Warrants in the same proportion as the 3.00% Notes repurchased on June 25, 2014 and received $26.4 million in cash as a result, which was recognized as an increase to additional paid in capital.
In September 2014, the Company repurchased the remaining outstanding $22.6 million of the 3.00% Notes. Total consideration paid for the repurchase was $49.5 million in cash. In conjunction with the repurchase, the Company recognized a loss of $5.9 million for the three months ended September 30, 2014 based on the difference in the carrying value of the liability component and the fair value immediately prior to the repurchase. Also, in September 2014, the Company settled the remaining 3.00% Purchased Options and 3.00% Warrants in conjunction with the repurchase and received $6.2 million in cash, which was recognized as an increase to additional paid in capital.
For the nine months ended September 30, 2014 and 2013, the contractual interest expense and the discount amortization, which are recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Nine Months Ended September 30,
	2014	2013
	(dollars in thousands)
Year-to-date contractual interest expense	$1,839	$2,588
Year-to-date discount amortization (1)	$1,810	$2,410
Effective interest rate of liability component	8.6%	8.6%
(1)    Represents the incremental impact of the accounting for convertible debt as primarily codified in ASC 470, Debt.
The Company determined the discount using the estimated effective interest rate for similar debt with no convertible features. The original effective interest rate of 8.25% was estimated by receiving a range of quotes from the underwriters for the estimated rate that the Company could reasonably expect to issue non-convertible debt for the same tenure. The effective interest rate differs from the 8.25% due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount and were being amortized to interest expense through 2020. These costs were written off as part of the extinguishment of the 3.00% Notes. The Company utilized a ten-year term for the assessment of the fair value of its 3.00% Notes.
5.00% Senior Notes
On June 2, 2014, the Company issued $350.0 million aggregate principal amount of its 5.00% Senior Notes ("5.00% Notes") due 2022. Subsequently, on September 9, 2014, the Company issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes will mature on June 1, 2022 and pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. Using proceeds of certain equity offerings, the Company may redeem up to 35.0% of the 5.00% Notes prior to June 1, 2017, subject to certain conditions, at a redemption price equal to 105% of principal amount of the 5.00% Notes plus accrued and unpaid interest. Otherwise, the Company may redeem some or all of the 5.00% Notes prior to June 1, 2017 at a redemption price equal to 100% of the principal amount of the 5.00% Notes redeemed, plus an applicable premium, and plus accrued and unpaid interest. On or after June 1, 2017, the Company may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. The Company may be required to purchase the 5.00% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of the Company's existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt.
The 5.00% Notes are guaranteed by substantially all of the Company's U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company's U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of its non-guarantor subsidiaries.
In connection with the issuance of the 5.00% Notes, the Company entered into registration rights agreements (the “Registration Rights Agreements”) with the initial purchasers. Pursuant to the Registration Rights Agreements, the Company has agreed to file a registration statement with the Securities and Exchange Commission, so that holders of the 5.00% Notes can exchange the 5.00% Notes for registered 5.00% Notes that have substantially identical terms as the 5.00% Notes. The Company has also agreed to use commercially reasonable efforts to cause the exchange to be completed by June 2, 2015. The Company will be required to pay additional interest on the 5.00% Notes if it fails to comply with its obligations to register the 5.00% Notes within the specified time period.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Underwriters' fees and the discount relative to the $550.0 million totaled $10.4 million, which were recorded as a reduction of the 5.00% Notes principal balance and are being amortized over a period of eight years. The 5.00% Notes are presented net of unamortized underwriter fees and discount of $10.2 million as of September 30, 2014. At the time of issuance of the 5.00% Notes, the Company capitalized $2.2 million of debt issuance costs, which are included in Other Assets on the accompanying Consolidated Balance Sheet and amortized over a period of eight years. Unamortized debt issuance costs as of September 30, 2014 totaled $2.1 million.
Real Estate Credit Facility
Group 1 Realty, Inc., a wholly-owned subsidiary of the Company, is party to a real estate credit facility with Bank of America, N.A. and Comerica Bank (the “Real Estate Credit Facility”) providing the right for up to $99.1 million of term loans, of which $74.1 million had been used as of September 30, 2014. The term loans can be expanded provided that (a) no default or event of default exists under the Real Estate Credit Facility; (b) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. This facility is guaranteed by the Company and substantially all of the existing and future domestic subsidiaries of the Company and is secured by the real property owned by the Company that is mortgaged under the Real Estate Credit Facility. The Company capitalized $1.1 million debt issuance costs related to the Real Estate Credit Facility that are being amortized over the term of the facility, $0.4 million of which were still unamortized as of September 30, 2014.
The interest rate is equal to (a) the per annum rate equal to one-month LIBOR plus 2.00% per annum, determined on the first day of each month; or (b) 0.95% per annum in excess of the higher of (i) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (ii) the Federal Funds Rate adjusted daily, plus 0.50% or (iii) the per annum rate equal to the one-month LIBOR plus 1.05% per annum. The Federal Funds Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.
The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and is required to repay the aggregate amount outstanding on the maturity dates of the individual property borrowings, ranging, from December 29, 2015 through February 27, 2017. During the nine months ended September 30, 2014, the Company made additional borrowings of $0.2 million and made principal payments of $9.1 million on outstanding borrowings from the Real Estate Credit Facility. As of September 30, 2014, borrowings outstanding under the Real Estate Credit Facility totaled $58.8 million, with $3.1 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.
The Real Estate Credit Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. In addition, the Real Estate Credit Facility requires certain financial covenants that are identical to those contained in the Company’s Revolving Credit Facility. As of September 30, 2014, the Company was in compliance with all applicable covenants and ratios under the Real Estate Credit Facility.
Acquisition Line
See Note 8, "Credit Facilities," for further discussion on the Company's Revolving Credit Facility and Acquisition Line.
Other Real Estate Related and Long-Term Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with four of its manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”) and FMCC, as well as several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.67% and 9.00%, and at variable indexed rates plus a spread between 1.50% and 3.35% per annum. The Company capitalized $1.3 million of related debt issuance costs related to the Real Estate Notes that are being amortized over the terms of the notes, $0.5 million of which were still unamortized as of September 30, 2014.
The loan agreements with TMCC consist of eight term loans. As of September 30, 2014, $50.2 million was outstanding under the TMCC term loans, with $10.1 million classified as a current maturity of long-term debt. For the nine months ended September 30, 2014, the Company made no additional borrowings and made principal payments of $1.4 million. These loans will mature by September 2020 and provide for monthly payments based on a 20-year amortization schedule. These eight loans are cross-collateralized and cross-defaulted with each other and are cross-defaulted with the Revolving Credit Facility.
The loan agreements with MBFS consist of two term loans. As of September 30, 2014, $27.6 million was outstanding under the MBFS term loans, with $1.1 million classified as a current maturity of long-term debt. For the nine months ended September 30, 2014, the Company made no additional borrowings and made principal payments of $17.9 million. The

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

agreements provide for monthly payments based on a 20-year amortization schedule and will mature by January 2031. These two loans are cross-collateralized and cross-defaulted with each other and are also cross-defaulted with the Revolving Credit Facility.
The loan agreements with BMWFS consist of 14 term loans. As of September 30, 2014, $66.7 million was outstanding under the BMWFS term loans, with $4.3 million classified as a current maturity of long-term debt. For the nine months ended September 30, 2014, the Company made no additional borrowings and made principal payments of $3.4 million. The agreements provide for monthly payments based on a 15-year amortization schedule and will mature by September 2019. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These 14 loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.
The loan agreements with FMCC consist of two term loans. As of September 30, 2014, $18.6 million was outstanding under the FMCC term loans, with $0.8 million classified as a current maturity of long-term debt. For the nine months ended September 30, 2014, the Company made additional borrowings and principal payments of $13.8 million and $0.6 million, respectively. The agreements provide for monthly payments based on a 20-year amortization schedule that will mature by January 2024. These two loans are cross-defaulted with the Revolving Credit Facility.
In addition, agreements with third-party financial institutions consist of 17 term loans for an aggregate principal amount of $109.8 million, to finance real estate associated with the Company’s dealerships. The loans are being repaid in monthly installments that will mature by November 2022. As of September 30, 2014, borrowings under these notes totaled $98.8 million, with $5.5 million classified as a current maturity of long-term debt. For the nine months ended September 30, 2014, the Company made additional borrowings and principal payments of $37.9 million and $3.5 million, respectively. These 17 loans are cross-defaulted with the Revolving Credit Facility.
The Company has also entered into separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “Foreign Notes”) are being repaid in monthly installments that will mature by August 2027. As of September 30, 2014, borrowings under the Foreign Notes totaled $34.7 million, with $4.1 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the nine months ended September 30, 2014, the Company made additional borrowings and principal payments of $6.8 million and $2.9 million, respectively.
During the nine months ended September 30, 2014, the Company entered into working capital loan agreements with third-party financial institutions in Brazil for R$38.0 million. The proceeds were used to partially pay off manufacturer-affiliated floorplan borrowings. These loans will mature by February 2017.
Fair Value of Long-Term Debt
The Company's outstanding 5.00% Notes had a fair value of $533.5 million as of September 30, 2014. Of the $316.7 million and $279.2 million other real estate related and long-term debt as of September 30, 2014 and December 31, 2013, respectively, $153.9 million and $164.1 million represented fixed interest rate borrowings. The fair value of such fixed interest rate borrowings was $174.4 million and $190.0 million as of September 30, 2014 and December 31, 2013, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2014 and December 31, 2013. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
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
The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified debt instruments and interest rate derivative financial instruments as having met such criteria. The respective fair values measured on a recurring basis as of September 30, 2014 and December 31, 2013, respectively, were as follows:

	As of September 30, 2014
	Level 1	Level 2	Total
	(In thousands)
Assets:
Interest rate derivative financial instruments	$—	$534	$534
Debt securities:
Demand obligations	$—	$30,198	$30,198
Total	$—	$30,732	$30,732
Liabilities:
Interest rate derivative financial instruments	$—	$23,483	$23,483
Total	$—	$23,483	$23,483

	As of December 31, 2013
	Level 1	Level 2	Total
	(In thousands)
Assets:
Interest rate derivative financial instruments	$—	$3,919	$3,919
Total	$—	$3,919	$3,919
Liabilities:
Interest rate derivative financial instruments	$—	$26,078	$26,078
Total	$—	$26,078	$26,078
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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $3.2 million as of September 30, 2014. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company does not have any known material environmental commitments or contingencies and presently has no reason to believe that it or its subsidiaries will be called on to so perform.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2013	$216,412	$8,659	$76,434	$301,505
Additions through acquisitions	60,122	—	2,490	62,612
Purchase price allocation adjustments	(2,114)	—	(9,061)	(11,175)
Disposals and assets held for sale	(12,075)	—	(508)	(12,583)
Impairments	—	—	(2,800)	(2,800)
Currency translation	—	(131)	(1,758)	(1,889)
BALANCE, September 30, 2014	$262,345	$8,528	$64,797	$335,670

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2013	$612,468	$19,602	$105,233	$737,303	(1)
Additions through acquisitions	103,424	—	—	103,424
Purchase price allocation adjustments	1,459	—	5,976	7,435
Disposals and assets held for sale	(17,140)	—	(1,813)	(18,953)
Currency translation	—	(296)	(3,865)	(4,161)
Tax adjustments	(52)	—	—	(52)
BALANCE, September 30, 2014	$700,159	$19,306	$105,531	$824,996	(1)
(1) Net of accumulated impairment of $40.3 million.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30, 2014
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2013	$(37,827)	$(13,850)	$(51,677)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(7,329)	(9,259)	(16,588)
Tax effect	—	3,472	3,472
Amounts reclassified from accumulated other comprehensive loss to:
Floorplan interest expense	—	7,331	7,331
Other interest expense	—	1,138	1,138
Tax effect	—	(3,176)	(3,176)
Net current period other comprehensive loss	(7,329)	(494)	(7,823)
Balance, September 30, 2014	$(45,156)	$(14,344)	$(59,500)

	Nine Months Ended September 30, 2013
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2012	$(6,126)	$(26,931)	$(33,057)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(23,487)	7,998	(15,489)
Tax effect	—	(2,999)	(2,999)
Amounts reclassified from accumulated other comprehensive income to:
Floorplan interest expense	—	7,390	7,390
Other interest expense	—	930	930
Tax effect	—	(3,120)	(3,120)
Net current period other comprehensive (loss) income	(23,487)	10,199	(13,288)
Balance, September 30, 2013	$(29,613)	$(16,732)	$(46,345)

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. SEGMENT INFORMATION
As of September 30, 2014, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new vehicles, used vehicles, parts and automotive services, finance and insurance products, and collision centers. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segments and therefore the corporate financial results are included within the U.S. reportable segment.
The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by its chief operating decision maker to allocate resources and assess performance. The Company's chief operating decision maker is its Chief Executive Officer. Reportable segment revenue, income (loss) before income taxes, provision for income taxes and net income (loss) were as follows for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)
Total revenues	$2,175,605	$252,201	$198,642	$2,626,448	$6,070,827	$751,226	$576,896	$7,398,949
Income (loss) before income taxes	43,146	5,840	(5,117)	43,869	123,474	15,974	(8,172)	131,276
(Provision) benefit for income taxes	(20,375)	(1,159)	3,827	(17,707)	(57,439)	(2,814)	3,304	(56,949)
Net income (loss) (1)	22,771	4,681	(1,290)	26,162	66,035	13,160	(4,868)	74,327
(1) Includes the following, after tax: loss due to extinguishment of long-term debt of $17.9 million and $38.7 million for the three and nine months ended September 30, 2014, respectively, in the U.S. segment; asset impairment charges of $2.6 million and $3.6 million for the three and nine months ended September 30, 2014, respectively, in the U.S. segment, and $4.0 million for the three and nine months ended September 30, 2014, in the Brazil segment; gain on real estate and dealership transactions of $8.6 million and $8.9 million for the three and nine months ended September 30, 2014, respectively, in the U.S. segment; and the tax benefit of deductible goodwill of $3.4 million for the three and nine months ended September 30, 2014 in the Brazil segment.

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil (3)	Total
	(In thousands)
Total revenues	$1,889,378	$234,914	$215,855	$2,340,147	$5,492,819	$613,428	$532,842	$6,639,089
Income before income taxes	47,332	4,514	434	52,280	139,111	10,355	2,241	151,707
Provision for income taxes	(18,369)	(907)	(239)	(19,515)	(56,475)	(2,260)	(701)	(59,436)
Net income (2)	28,963	3,607	195	32,765	82,636	8,095	1,540	92,271
(2) Includes the following, after tax: loss due to catastrophic events of $0.2 million and $7.4 million for the three and nine months ended September 2013, respectively, in the U.S. segment; gain on real estate and dealership transactions of $0.2 million and $5.4 million for the three and nine months ended September 2013, respectively, in the U.S. segment; and acquisition costs of $4.9 million, $0.1 million and $1.3 million in the U.S., U.K. and Brazil segments, respectively, for the nine months ended September 30, 2013.
(3) Represents financial data from date of acquisition on February 28, 2013.

	As of September 30, 2014
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,362,758	$279,299	$320,452	$3,962,509

	As of December 31, 2013
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,241,192	$237,960	$340,326	$3,819,478

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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K").
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
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. We are aligned into four geographic regions: the East and West Regions in the United States ("U.S."), the United Kingdom ("U.K.") Region, and the Brazil Region. Our U.S. regional vice presidents report directly to our Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. The financial matters of each U.S. region are managed by a regional chief financial officer who reports directly to our Chief Financial Officer. The operations of our international regions are structured similarly to the U.S. regions, each with a regional vice president reporting directly to our Chief Executive Officer, resulting in three reportable segments: the U.S., which includes the activities of our corporate office, the U.K. and Brazil.
As of September 30, 2014, we owned and operated 192 franchises, representing 34 brands of automobiles, at 150 dealership locations and 37 collision centers worldwide. We own 149 franchises at 116 dealerships and 28 collision centers in the U.S., 19 franchises at 14 dealerships and four collision centers in the U.K., as well as 24 franchises at 20 dealerships and five collision centers in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, Oklahoma, South Carolina and Texas in the U.S., in 13 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo, Parana and Mato Grosso do Sul in Brazil.
Outlook
During the nine months ended September 30, 2014, consumer demand for new and used vehicles in the U.S. improved over the same period in 2013. According to industry experts, the average seasonally adjusted annual rate of sales (“SAAR”) in the U.S. for the nine months ended September 30, 2014 was 16.3 million units, compared to 15.5 million units for the nine months ended September 30, 2013. We believe that advancing economic trends provide opportunities for us to enhance our operating results as we: (a) expand our new and used vehicle unit sales and improve our sales efficiency; (b) continue to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; (c) invest capital where necessary to support our anticipated growth, particularly in our parts and service business; and (d) further leverage our revenue and gross profit growth through continued cost controls.
The U.K. economy represents the sixth largest economy in the world. The U.K. automotive sales market continues to outperform the rest of Europe. Vehicle registrations in the U.K. increased 9.1% in the nine months ended September 30, 2014, as compared to the same period a year ago. Sustainable growth is expected for the remainder of 2014 with new vehicle sales continuing to improve.
The Brazilian economy represents the seventh largest economy in the world and recently has been one of the fastest growing economies in the world. However, the Brazilian economy is facing many challenges and is currently not demonstrating significant growth. New vehicle registrations in Brazil declined 8.9% during the nine months ended September 30, 2014 as compared to the same period a year ago. With recent elections, we expect economic conditions in Brazil to remain challenged in the near term and automobile industry sales to be flat to down for the remainder of 2014. But, we remain optimistic for growth in the longer term.
During the first nine months of 2014, numerous manufacturers recalled vehicles in the U.S. and worldwide. General Motors, Honda, Mazda, Nissan, BMW, Ford, Toyota, and Chrysler recalled millions of vehicles for varying issues including air bags, power steering and ignition switches. Some of these recalls included the stop-sale orders for certain models, impacting our vehicle sales performance and increasing our inventory carrying costs. The manufacturers' recalls are anticipated to have a positive effect on our warranty parts and service business through at least the fourth quarter of 2014. However, the impact of these product quality issues to the aforementioned manufacturer's brand reputation, as well as the resulting impact to our new and used vehicle businesses, cannot be accurately predicted at this time.
Our operations have generated, and we believe that our operations will continue to generate, positive operating cash flow. As such, we are focused on maximizing the return that we generate from our invested capital and positioning our balance sheet to take advantage of investment opportunities as they arise. We remain committed to our growth-by-acquisition strategy. We believe that significant opportunities exist to enhance our portfolio with dealerships that meet our stringent investment criteria in the U.S., U.K. and Brazil. During the first nine months of 2014, we completed the acquisition of seven dealerships and were granted one franchise in the U.S.; we also acquired one dealership and opened a dealership for an awarded franchise in Brazil. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders.
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
For the three months ended September 30, 2014, total revenues increased 12.2% from 2013 levels to $2.6 billion and gross profit improved 13.7% to $374.7 million over the prior year period. For the nine months ended September 30, 2014, total revenues increased 11.4% from 2013 levels to $7.4 billion and gross profit improved 11.4% to $1,082.0 million over the prior year period. Operating income increased from 2013 levels by 23.9% to $90.4 million for the three months ended September 30, 2014 and by 15.8% to $245.7 million for the nine months ended September 30, 2014. Income before income taxes decreased to $43.9 million for the third quarter of 2014, which was a 16.1% decline over the comparable prior year period, and decreased to $131.3 million for nine months ended September 30, 2014, which was a 13.5% decline from 2013. For the three months ended September 30, 2014, we experienced a 20.2% decline in net income to $26.2 million and a 13.4% decrease in diluted income per share to $1.03 as compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, we experienced a 19.4% decrease in net income to $74.3 million and a 19.9% decrease in diluted income per share to $2.82 as compared to the nine months ended September 30, 2013. The decreases in income before income taxes and net income for the three and nine months ended September 30, 2014, respectively, compared to 2013 primarily reflect the $22.8 million and $46.4 million loss recognized on the extinguishment of our 3.00% Convertible Senior Notes due 2020 ("3.00% Notes") and 2.25% Convertible Senior Notes due 2036 ("2.25% Notes"). In addition, contributing to the decreases were non-cash asset impairment charges of $9.4 million and $11.1 million for the three and nine months ended September 30, 2014, respectively. Offsetting these expenses were pre-tax net gains on the sale of real estate and dealerships of $14.3 million and $14.8 million for the three and nine months ended September 30, 2014, respectively.
For the three months ended September 30, 2014, our weighted average dilutive common shares outstanding decreased 7.3% over the prior year periods to 24.4 million. This decrease was primarily the result of the decrease in dilution from the extinguishment of our 3.00% Notes and 2.25% Notes. For the nine months ended September 30, 2014, our weighted average dilutive common shares outstanding increased 0.8 % over the prior year periods to 25.4 million. The increase was partially due to shares issued for the conversion of the 2.25% Notes, which was offset by the decrease in dilution from the extinguishment of both our 3.00% Notes and 2.25% Notes. The share dilution calculation does not include the beneficial impact of the call spreads that we had in place. For the nine months ended September 30, 2014 and 2013, our net cash provided by operations was $271.8 million and $129.0 million, respectively, and our adjusted net cash provided by operations was $215.1 million and $147.1 million, respectively. See further explanation of the adjusted cash flow metrics in the Non-GAAP Financial Measures section of this Item 2.
Key Performance Indicators
Consolidated Statistical Data
The following table highlights certain of the key performance indicators we use to manage our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Unit Sales
Retail Sales
New Vehicle	44,494	42,311	124,699	116,938
Used Vehicle	28,776	26,059	82,374	74,931
Total Retail Sales	73,270	68,370	207,073	191,869
Wholesale Sales	14,750	13,445	40,764	37,852
Total Vehicle Sales	88,020	81,815	247,837	229,721
Gross Margin
New Vehicle Retail Sales	5.3%	5.3%	5.4%	5.6%
Total Used Vehicle Sales	6.0%	6.5%	6.7%	7.1%
Parts and Service Sales	52.9%	52.4%	53.0%	52.5%
Total Gross Margin	14.3%	14.1%	14.6%	14.6%
SG&A(1) as a % of Gross Profit	70.5%	74.9%	73.4%	75.3%
Operating Margin	3.4%	3.1%	3.3%	3.2%
Pretax Margin	1.7%	2.2%	1.8%	2.3%
Finance and Insurance Revenues per Retail Unit Sold	$1,325	$1,207	$1,308	$1,212

(1)	Selling, general and administrative expenses.
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references may be made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.
Our consolidated revenues from new vehicle retail sales increased 9.7% and 9.9% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. This growth was primarily a result of stronger consumer confidence in the U.S., dealership acquisition activity, improved inventory levels and the execution of initiatives made by our operating team. The U.S. SAAR has risen to an average of 16.8 million units and 16.3 million units for the three and nine months ended September 30, 2014, respectively, as compared to 15.7 million units and 15.5 million units for the same periods in 2013. Our new vehicle sales growth was partially offset by weakening economic conditions in Brazil due to decreased consumer confidence in anticipation of the October 2014 general elections and disruptions from the 2014 FIFA World Cup activities during the second and third quarters of 2014. New vehicle retail gross margin remained flat at 5.3% for the quarter ended September 30, 2014 and declined 20 basis points to 5.4% for the nine months ended September 30, 2014, as compared to the same periods in 2013, reflecting the competitive selling environment in the U.S., as well as the weaker Brazilian economy.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our revenues from used vehicle retail sales increased 16.2% and 13.5% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The improving economic environment in the U.S. that has benefited new vehicle sales also supported improved used vehicle demand. Used vehicle retail gross profit increased, primarily reflecting growth in used vehicle retail unit sales of 10.4% and 9.9%, as compared to the respective periods in 2013, including the impact of our dealership acquisitions in the U.K. and Brazil in the first quarter of 2013, as well as our other 2013 and 2014 acquisitions. Partially offsetting these improvements was a decline in used vehicle retail gross margin of 60 basis points for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. Used vehicle margins are generally lower in our U.K. and Brazil segments, therefore, the decline in consolidated used vehicle gross margin partially relates to the mix shift effect, as a result of a larger contribution from our foreign segments. In addition, the U.S. market softened during the third quarter of 2014 as a result of strong new vehicle selling environment that shifted some customers from used to new vehicles. For the nine months ended September 30, 2014, we realized similar trends.
Our parts and service sales increased 14.3% and 12.0% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. This growth was driven by increases in all aspects of our business: warranty, wholesale parts, customer-pay and collision. During the three and nine months of 2014, our warranty revenues were bolstered from high volume recall campaigns in the U.S. by original equipment manufacturers ("OEMs"), including General Motors, BMW, Toyota and Ford. Our parts and service gross margin increased 50 basis points for the three and nine months ended September 30, 2014, as compared to the same periods in 2013.
Our consolidated finance and insurance revenues per retail unit ("PRU") sold increased $118 and $96 for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013, primarily as a result of increased income per contract and penetration rates from most of our major U.S. product offerings and including increases in finance and insurance PRU of over $100 in both the three and nine months ended 2014 in both the U.K. and Brazil. Our total gross margin increased 20 basis points for the quarter ended September 30, 2014 and remained flat for the nine months ended September 30, 2014, as compared to the same periods in 2013, as improvements in the parts and service, as well as finance and insurance sectors of our business were generally offset by new and used vehicle retail performance. Our consolidated SG&A expenses decreased as a percentage of gross profit by 440 basis points to 70.5% for the third quarter of 2014 as compared to the same periods in 2013, reflecting leverage of our cost structure realized with the improved revenue and gross profit, as well as gains on real estate and dealership transactions. The improvements were partially offset by unfavorable country mix and the impact of charges for catastrophic events. For the nine months ended September 30, 2014, SG&A expenses as a percentage of gross profit decreased by 190 basis points to 73.4% as compared to the same period in 2013, partially reflecting the impact of a decline in charges for catastrophic events and business acquisition costs incurred in 2013, as well as an increase in gains on real estate and dealership transactions in 2014.
For the three months ended September 30, 2014, floorplan interest expense decreased 2.2%, as compared to the same period in 2013. This decline was substantially driven by the decision to refinance a portion of our floorplan borrowings in our Brazil segment with a working capital line of credit. For the nine months ended September 30, 2014, floorplan interest expense increased 2.5% as compared to the same period in 2013, primarily as a result of an increase in our floorplan borrowings associated with dealership acquisitions in the U.S. and expanded inventory levels to support higher sales rates. Other interest expense, net increased 32.8% and 26.2%, respectively, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily reflecting the impact of the 5.00% Notes offering. The vast majority of the proceeds from the 5.00% Notes offering was used to extinguish our 2.25% Notes and our 3.00% Notes.
We address these items further, and other variances between the periods presented, in the “Results of Operations” section below.
Critical Accounting Policies and Accounting Estimates
The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions.
We disclosed certain critical accounting policies and estimates in our 2013 Form 10-K, and no significant changes have occurred since that time.

Results of Operations
The following tables present comparative financial and non-financial data for the three and six months ended September 30, 2014 and 2013 of (a) our “Same Store” locations, (b) those locations acquired or disposed of during the periods (“Transactions”), and (c) the consolidated company. Same Store amounts include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. Same Store results also include the activities of our corporate headquarters.
Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
Revenues
New vehicle retail	$1,395,362	3.4%	$1,349,044	$3,889,352	3.5%	$3,757,316
Used vehicle retail	558,795	8.4%	515,592	1,593,144	6.7%	1,493,801
Used vehicle wholesale	92,479	10.9%	83,424	262,736	11.4%	235,780
Parts and service	267,569	7.4%	249,237	775,246	6.4%	728,507
Finance, insurance and other	89,401	10.0%	81,283	253,239	11.5%	227,024
Total revenues	$2,403,606	5.5%	$2,278,580	$6,773,717	5.1%	$6,442,428
Cost of Sales
New vehicle retail	$1,321,720	3.5%	$1,277,389	$3,681,375	3.8%	$3,545,426
Used vehicle retail	518,464	9.2%	474,992	1,472,317	7.3%	1,371,735
Used vehicle wholesale	93,435	10.6%	84,484	259,562	11.1%	233,703
Parts and service	126,243	6.1%	118,979	364,631	5.3%	346,334
Total cost of sales	$2,059,862	5.3%	$1,955,844	$5,777,885	5.1%	$5,497,198
Gross profit	$343,744	6.5%	$322,736	$995,832	5.4%	$945,230
SG&A	$252,352	5.3%	$239,565	$735,834	3.1%	$714,047
Depreciation and amortization expenses	$9,768	6.8%	$9,145	$28,771	10.5%	$26,030
Floorplan interest expense	$9,731	(7.2)%	$10,491	$28,670	(5.4)%	$30,301
Gross Margin
New vehicle retail	5.3%		5.3%	5.3%		5.6%
Total used vehicle	6.0%		6.6%	6.7%		7.2%
Parts and service	52.8%		52.3%	53.0%		52.5%
Total gross margin	14.3%		14.2%	14.7%		14.7%
SG&A as a % of gross profit	73.4%		74.2%	73.9%		75.5%
Operating margin	3.2%		3.2%	3.3%		3.2%
Finance and insurance revenues per retail unit sold	$1,336	9.3%	$1,222	$1,346	10.1%	$1,222
The discussion that follows provides explanation for the variances noted above. Each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the three and nine months ended September 30, 2014 and 2013.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
Retail Unit Sales
Same Stores
U.S.	33,100	4.4%	31,717	93,447	3.5%	90,283
U.K.	3,773	(12.4)%	4,306	10,728	(0.1)%	10,738
Brazil	4,013	(21.9)%	5,139	9,343	(21.9)%	11,967
Total Same Stores	40,886	(0.7)%	41,162	113,518	0.5%	112,988
Transactions	3,608		1,149	11,181		3,950
Total	44,494	5.2%	42,311	124,699	6.6%	116,938
Retail Sales Revenues
Same Stores
U.S.	$1,120,864	6.4%	$1,053,601	$3,179,584	5.4%	$3,016,656
U.K.	134,858	(1.4)%	136,738	388,921	13.7%	342,038
Brazil	139,640	(12.0)%	158,705	320,847	(19.5)%	398,622
Total Same Stores	1,395,362	3.4%	1,349,044	3,889,352	3.5%	3,757,316
Transactions	125,884		37,623	366,794		115,805
Total	$1,521,246	9.7%	$1,386,667	$4,256,146	9.9%	$3,873,121
Gross Profit
Same Stores
U.S.	$55,456	5.7%	$52,448	$160,865	0.8%	$159,600
U.K.	9,303	18.5%	7,848	26,514	22.6%	21,629
Brazil	8,883	(21.8)%	11,359	20,598	(32.8)%	30,661
Total Same Stores	73,642	2.8%	71,655	207,977	(1.8)%	211,890
Transactions	6,588		1,640	20,005		4,406
Total	$80,230	9.5%	$73,295	$227,982	5.4%	$216,296
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,675	1.3%	$1,654	$1,721	(2.7)%	$1,768
U.K.	$2,466	35.3%	$1,823	$2,471	22.7%	$2,014
Brazil	$2,214	0.2%	$2,210	$2,205	(13.9)%	$2,562
Total Same Stores	$1,801	3.4%	$1,741	$1,832	(2.3)%	$1,875
Transactions	$1,826		$1,427	$1,789		$1,115
Total	$1,803	4.1%	$1,732	$1,828	(1.2)%	$1,850
Gross Margin
Same Stores
U.S.	4.9%		5.0%	5.1%		5.3%
U.K.	6.9%		5.7%	6.8%		6.3%
Brazil	6.4%		7.2%	6.4%		7.7%
Total Same Stores	5.3%		5.3%	5.3%		5.6%
Transactions	5.2%		4.4%	5.5%		3.8%
Total	5.3%		5.3%	5.4%		5.6%

Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
Toyota	12,123	6.6%	11,370	32,200	4.9%	30,687
BMW	4,423	(2.2)%	4,524	12,637	1.9%	12,396
Ford	4,410	(14.9)%	5,185	12,164	(10.3)%	13,567
Honda	4,260	(2.7)%	4,377	12,264	(5.8)%	13,014
Nissan	3,974	(2.1)%	4,060	11,126	1.4%	10,969
Volkswagen	2,718	(1.7)%	2,766	7,869	3.1%	7,636
General Motors	2,120	8.7%	1,950	6,032	8.5%	5,562
Hyundai	2,026	2.1%	1,984	5,870	11.6%	5,260
Chrysler	1,950	18.7%	1,643	5,533	18.2%	4,681
Mercedes-Benz	1,570	3.6%	1,516	4,848	1.5%	4,775
Other	1,312	(26.6)%	1,787	2,975	(33.0)%	4,441
Total	40,886	(0.7)%	41,162	113,518	0.5%	112,988
The focus that we have placed on improving our dealership sales processes, as well as the increase in overall U.S. industry sales, which has risen from an average of 15.7 million units for the three months ended September 30, 2013 to 16.8 million units for the same period in 2014, were the primary contributing factors in our new vehicle unit sales growth. These factors were partially offset by declines in unit sales experienced in our international segments. The decline in our new vehicle unit sales in Brazil was primarily due to weaker industry sales, down 11.8% over the same period in 2013, reflecting continued economic pressure and a decrease in consumer confidence as a result of anticipation surrounding the October 2014 general elections results. The decline in our new vehicle unit sales in the U.K. primarily reflects a strategic decision to eliminate high-volume, low-margin new vehicle sales earlier this year at our Ford dealerships. Our total Same Store revenues from new vehicle retail sales increased 3.4% for the three months ended September 30, 2014, as compared to the same period in 2013, primarily explained by a 4.4% increase in new vehicle retail unit sales in the U.S., coupled with a 1.9% increase in the U.S. Same Store average retail sales price to $33,863. In total, our new vehicle retail unit sales saw improvements in many of our major brands highlighted by a 6.6% improvement in Toyota, an 8.7% increase in General Motors, and 18.7% growth in Chrysler unit sales. Our U.S. Same Store new vehicle retail unit sales experienced similar brand trends. The growth in our U.S. Same Store average retail sales price was highlighted by increases in our Toyota, BMW, Honda, Chrysler and General Motors brands. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Our total Same Store new vehicle gross profit increased 2.8% for the three months ended September 30, 2014, as compared to the same period in 2013. U.S. Same Store new vehicle gross profit rose 5.7%, on the growth in new vehicle retail unit sales coupled with a 1.3% improvement in gross profit per retail unit ("PRU"). Same Store gross profit in the U.K. grew 18.5%, as a result of a 35.3% improvement in gross profit PRU which more than offset the decline in new vehicle retail unit sales. Brazil's Same Store new vehicle gross profit declined 21.8%, driven by a 21.9% decrease in unit sales. As a result, our total Same Store new vehicle gross margin for the three months ended September 30, 2014 remained steady at 5.3% as compared to the same period in 2013.
For the nine months ended September 30, 2014, total Same Store new vehicle retail sales revenues increased 3.5% and unit sales increased 0.5%, as compared to the same period in 2013. Our U.S. Same Store average retail sales price increased 1.8% to $34,026, compared to the same period in 2013. Total Same Store gross profit PRU decreased 2.3% to $1,832 for the nine months ended September 30, 2014 from $1,875 compared to the same period in 2013, and, as a result, our gross margin decreased 30 basis points from 5.6% to 5.3%.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the three months ended September 30, 2014 and 2013 was $12.1 million and $10.2 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 87.3% in the first quarter of 2013 to 116.0% in the third quarter of 2014. U.S. manufacturer's interest assistance was 139.0% of U.S. floorplan interest expense for the three months ended September 30, 2014.
We decreased our new vehicle inventory levels by $79.9 million, or 6.9%, from $1,165.3 million as of December 31, 2013 to $1,085.5 million as of September 30, 2014, partially reflecting the continued improvement in the U.S. selling environment. We increased our new vehicle inventory levels by $97.3 million, or 9.8%, from $988.2 million as of September 30, 2013. Our consolidated days' supply of new vehicle inventory was 66 days as of September 30, 2014, which was down from 72 days on December 31, 2013 and up from 65 days as of September 30, 2013.
Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
Retail Unit Sales
Same Stores
U.S.	22,180	3.1%	21,521	64,336	2.0%	63,070
U.K.	2,649	5.5%	2,510	7,422	9.8%	6,762
Brazil	1,192	(11.2)%	1,343	2,797	(4.2)%	2,919
Total Same Stores	26,021	2.5%	25,374	74,555	2.5%	72,751
Transactions	2,755		685	7,819		2,180
Total	28,776	10.4%	26,059	82,374	9.9%	74,931
Retail Sales Revenues
Same Stores
U.S.	$459,223	6.9%	$429,480	$1,324,402	4.4%	$1,268,399
U.K.	70,164	17.9%	59,508	202,968	24.6%	162,901
Brazil	29,408	10.5%	26,604	65,774	5.2%	62,501
Total Same Stores	558,795	8.4%	515,592	1,593,144	6.7%	1,493,801
Transactions	57,129		14,236	149,927		42,230
Total	$615,924	16.2%	$529,828	$1,743,071	13.5%	$1,536,031
Gross Profit
Same Stores
U.S.	$34,303	(2.1)%	$35,055	$104,774	(3.6)%	$108,705
U.K.	4,166	8.3%	3,848	11,996	18.6%	10,112
Brazil	1,862	9.7%	1,697	4,057	24.9%	3,249
Total Same Stores	40,331	(0.7)%	40,600	120,827	(1.0)%	122,066
Transactions	3,980		882	11,951		3,197
Total	$44,311	6.8%	$41,482	$132,778	6.0%	$125,263
Gross Profit per Unit Sold
Same Stores
U.S.	$1,547	(5.0)%	$1,629	$1,629	(5.5)%	$1,724
U.K.	$1,573	2.6%	$1,533	$1,616	8.1%	$1,495
Brazil	$1,562	23.6%	$1,264	$1,450	30.3%	$1,113
Total Same Stores	$1,550	(3.1)%	$1,600	$1,621	(3.4)%	$1,678
Transactions	$1,445		$1,288	$1,528		$1,467
Total	$1,540	(3.3)%	$1,592	$1,612	(3.6)%	$1,672
Gross Margin
Same Stores
U.S.	7.5%		8.2%	7.9%		8.6%
U.K.	5.9%		6.5%	5.9%		6.2%
Brazil	6.3%		6.4%	6.2%		5.2%
Total Same Stores	7.2%		7.9%	7.6%		8.2%
Transactions	7.0%		6.2%	8.0%		7.6%
Total	7.2%		7.8%	7.6%		8.2%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
Wholesale Unit Sales
Same Stores
U.S.	10,800	6.6%	10,128	30,203	5.0%	28,766
U.K.	2,183	5.1%	2,078	6,102	5.7%	5,772
Brazil	571	(37.4)%	912	1,292	(36.3)%	2,028
Total Same Stores	13,554	3.3%	13,118	37,597	2.8%	36,566
Transactions	1,196		327	3,167		1,286
Total	14,750	9.7%	13,445	40,764	7.7%	37,852
Wholesale Sales Revenues
Same Stores
U.S.	$67,404	17.3%	$57,456	$192,324	15.6%	$166,340
U.K.	21,110	24.5%	16,960	60,407	24.1%	48,682
Brazil	3,965	(56.0)%	9,008	10,005	(51.8)%	20,758
Total Same Stores	92,479	10.9%	83,424	262,736	11.4%	235,780
Transactions	7,868		2,376	21,755		7,887
Total	$100,347	17.0%	$85,800	$284,491	16.8%	$243,667
Gross Profit
Same Stores
U.S.	$(1,091)	21.2%	$(900)	$2,416	44.1%	$1,677
U.K.	(175)	(17.8)%	(213)	(44)	(94.1)%	(743)
Brazil	310	484.9%	53	802	(29.8)%	1,143
Total Same Stores	(956)	(9.8)%	(1,060)	3,174	52.8%	2,077
Transactions	(340)		(474)	(117)		(677)
Total	$(1,296)	(15.5)%	$(1,534)	$3,057	118.4%	$1,400
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$(101)	13.5%	$(89)	$80	37.9%	$58
U.K.	$(80)	(22.3)%	$(103)	$(7)	(94.6)%	$(129)
Brazil	$543	836.2%	$58	$621	10.1%	$564
Total Same Stores	$(71)	(12.3)%	$(81)	$84	47.4%	$57
Transactions	$(284)		$(1,450)	$(37)		$(526)
Total	$(88)	(22.8)%	$(114)	$75	102.7%	$37
Gross Margin
Same Stores
U.S.	(1.6)%		(1.6)%	1.3%		1.0%
U.K.	(0.8)%		(1.3)%	(0.1)%		(1.5)%
Brazil	7.8%		0.6%	8.0%		5.5%
Total Same Stores	(1.0)%		(1.3)%	1.2%		0.9%
Transactions	(4.3)%		(19.9)%	(0.5)%		(8.6)%
Total	(1.3)%		(1.8)%	1.1%		0.6%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
Used Vehicle Unit Sales
Same Stores
U.S.	32,980	4.2%	31,649	94,539	2.9%	91,836
U.K.	4,832	5.3%	4,588	13,524	7.9%	12,534
Brazil	1,763	(21.8)%	2,255	4,089	(17.3)%	4,947
Total Same Stores	39,575	2.8%	38,492	112,152	2.6%	109,317
Transactions	3,951		1,012	10,986		3,466
Total	43,526	10.2%	39,504	123,138	9.2%	112,783
Sales Revenues
Same Stores
U.S.	$526,627	8.2%	$486,936	$1,516,726	5.7%	$1,434,739
U.K.	91,274	19.4%	76,468	263,375	24.5%	211,583
Brazil	33,373	(6.3)%	35,612	75,779	(9.0)%	83,259
Total Same Stores	651,274	8.7%	599,016	1,855,880	7.3%	1,729,581
Transactions	64,997		16,612	171,682		50,117
Total	$716,271	16.3%	$615,628	$2,027,562	13.9%	$1,779,698
Gross Profit
Same Stores
U.S.	$33,212	(2.8)%	$34,155	$107,190	(2.9)%	$110,382
U.K.	3,991	9.8%	3,635	11,952	27.6%	9,369
Brazil	2,172	24.1%	1,750	4,859	10.6%	4,392
Total Same Stores	39,375	(0.4)%	39,540	124,001	(0.1)%	124,143
Transactions	3,640		408	11,834		2,520
Total	$43,015	7.7%	$39,948	$135,835	7.2%	$126,663
Gross Profit per Unit Sold
Same Stores
U.S.	$1,007	(6.7)%	$1,079	$1,134	(5.7)%	$1,202
U.K.	$826	4.3%	$792	$884	18.3%	$747
Brazil	$1,232	58.8%	$776	$1,188	33.8%	$888
Total Same Stores	$995	(3.1)%	$1,027	$1,106	(2.6)%	$1,136
Transactions	$921		$403	$1,077		$727
Total	$988	(2.3)%	$1,011	$1,103	(1.8)%	$1,123
Gross Margin
Same Stores
U.S.	6.3%		7.0%	7.1%		7.7%
U.K.	4.4%		4.8%	4.5%		4.4%
Brazil	6.5%		4.9%	6.4%		5.3%
Total Same Stores	6.0%		6.6%	6.7%		7.2%
Transactions	5.6%		2.5%	6.9%		5.0%
Total	6.0%		6.5%	6.7%		7.1%
In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory.
Our total Same Store used vehicle retail revenues increased 8.4% for the three months ended September 30, 2014, as compared to the same period in 2013, reflecting a 5.7% increase in average used vehicle retail selling price to $21,475 and a 2.5% increase in total Same Store used vehicle retail unit sales. Each of our segments generated growth in Same Store used vehicle retail revenues, led by an increase of $29.7 million, or 6.9%, in the U.S., reflecting a 3.7% increase in average used vehicle retail sales price and a 3.1% increase in used vehicle retail unit sales. Same Store average used vehicle retail sales price also grew in the U.K., from $23,708 in 2013 to $26,487 and used vehicle retail unit sales in the U.K. improved 5.5% to 2,649 for the three months ended September 30, 2014. In Brazil, we experienced a 24.5% improvement in Same Store used vehicle average retail sales price from $19,809 in 2013 to $24,671, which was partially offset by a decline of 11.2% in Same Store used vehicle retail unit sales.
For the nine months ended September 30, 2014, our total Same Store used vehicle retail revenue improved by 6.7% primarily as a result of an increase in total Same Store used vehicle retail average sales price of 4.1% to $21,369, coupled with a 2.5% increase in total Same Store used vehicle retail unit sales, as compared to the same period in 2013.
Our total Same Store used vehicle retail gross profit declined 0.7% for the three months ended September 30, 2014, as compared to prior year, reflecting a 5.0% decrease in U.S. Same Store used vehicle gross profit PRU, largely offset by 23.6% and 2.6% increases in Brazil and the U.K., respectively. The decline in the U.S. was primarily a result of strong new vehicle selling environment that shifted some customers from used to new vehicles during the third quarter of 2014. For the nine months ended September 30, 2014, we realized similar trends.
Our U.S. Same Store Certified Pre-Owned ("CPO") volume increased 19.7% to 6,561 units sold for the three months ended September 30, 2014, as compared to the same period of 2013. As a percentage of the U.S. Same Store used vehicle retail unit sales, CPO units increased 410 basis points to 29.6% for the third quarter of 2014, as compared to the same period in 2013. CPO units sold represented 28.9% of U.S. Same Store used vehicle retail units sold for the nine months ended September 30, 2014, as compared to 26.4% for the same period in 2013.
During the third quarter of 2014, total Same Store revenue from wholesale used vehicle sales increased by 10.9%, driven by an increase in U.S. Same Store used vehicle wholesale average sales price of 10.0% coupled with a 6.6% increase in our U.S. Same Store wholesale used vehicle unit sales, as compared to the same period in 2013. Total Same Store wholesale used vehicle gross profit per unit improved from a loss of $81 to a loss of $71 for the three months ended September 30, 2014 and increased from a profit of $57 to $84 for the nine months ended September 30, 2014, as compared to the same periods in 2013.
We increased our used vehicle inventory levels by $18.4 million, or 7.9%, from $232.0 million as of December 31, 2013 and by $19.6 million, or 8.5%, from $230.7 million as of September 30, 2013 to $250.3 million as of September 30, 2014, primarily in response to an improved selling environment and our dealership acquisitions. Our consolidated days' supply of used vehicle inventory was 31 days at September 30, 2014, which was down from December 31, 2013 and September 30, 2013 levels of 35 and 34 days, respectively.

Parts and Service Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
Parts and Services Revenue
Same Stores
U.S.	$225,737	6.1%	$212,800	$669,764	5.6%	$634,049
U.K.	21,272	21.8%	17,471	59,860	21.5%	49,265
Brazil	20,560	8.4%	18,966	45,622	0.9%	45,193
Total Same Stores	267,569	7.4%	249,237	775,246	6.4%	728,507
Transactions	24,247		6,079	69,094		25,269
Total	$291,816	14.3%	$255,316	$844,340	12.0%	$753,776
Gross Profit
Same Stores
U.S.	$120,951	7.5%	$112,461	$358,367	6.3%	$337,018
U.K.	11,748	20.0%	9,794	33,098	23.2%	26,862
Brazil	8,627	7.8%	8,003	19,150	4.7%	18,293
Total Same Stores	141,326	8.5%	130,258	410,615	7.4%	382,173
Transactions	13,023		3,425	36,646		13,599
Total	$154,349	15.5%	$133,683	$447,261	13.0%	$395,772
Gross Margin
Same Stores
U.S.	53.6%		52.8%	53.5%		53.2%
U.K.	55.2%		56.1%	55.3%		54.5%
Brazil	42.0%		42.2%	42.0%		40.5%
Total Same Stores	52.8%		52.3%	53.0%		52.5%
Transactions	53.7%		56.3%	53.0%		53.8%
Total	52.9%		52.4%	53.0%		52.5%
Our total Same Store parts and service revenues increased 7.4% to $267.6 million for the three months ended September 30, 2014 and 6.4% to $775.2 million for the nine months ended September 30, 2014, as compared to the same periods in 2013, reflecting growth in all of our segments. For the three months ended September 30, 2014, our U.S. Same Store parts and service revenue increased 6.1%, or $12.9 million, driven primarily by a 20.2% increase in warranty revenues, an 8.6% increase in wholesale parts revenues, a 0.6% increase in customer-pay parts and service revenue, and a 1.8% increase in collision revenue, when compared to the same period in 2013. The increase in warranty revenue was primarily driven by high volume recall campaigns from General Motors, BMW, Toyota and Ford that occurred during the third quarter of 2014. In addition, as manufacturer-paid maintenance programs expand in the U.S., a shift of business from our customer-pay to our warranty segment continues. For the nine months ended September 30, 2014, our U.S. Same Store parts and service revenues increased 5.6%, as compared to the same period in 2013. The overall increase in our U.S. Same Store parts and service revenue consisted of improvements in our wholesale parts business of 10.5%, our warranty parts and service revenues of 10.6%, our collision revenues of 5.2% and our customer pay parts and service revenues of 1.4%. These results were tempered by the negative impact of severe winter weather in the U.S. during the first quarter of 2014 that resulted in a loss of productive work days.
Our U.K. Same Store parts and service revenues grew 21.8%, or $3.8 million, for the three months ended September 30, 2014 and 21.5%, or $10.6 million, for the nine months ended September 30, 2014, as compared to the same periods in 2013, driven primarily by an increase in customer-pay and warranty revenues of 16.2% and 44.7%, respectively, for the three months ended September 30, 2014 and 17.1% and 30.4%, respectively, for the nine months ended September 30, 2014, as well as increases in our other U.K. parts and service revenues. The increase in warranty revenue was primarily due to increased high volume recalls from BMW and Ford that occurred during the third quarter of 2014.
Our Same Store parts and service revenues in Brazil increased 8.4%, or $1.6 million, and 0.9%, or $0.4 million, for the three and nine months ended September 30, 2014, respectively, largely due to an increase in our Same Store collision business. This increase was primarily a result of a strategic decision made earlier this year to increase the size and capacity of one of our collision centers.

Our total Same Store gross profit for the three and nine months ended September 30, 2014 increased 8.5% and 7.4%, respectively, as compared to the same periods in 2013. For the three and nine months ended September 30, 2014, our total Same Store parts and service gross margins improved 50 basis points, as compared to the same period in 2013.
Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
Retail New and Used Unit Sales
Same Stores
U.S.	55,280	3.8%	53,238	157,783	2.9%	153,353
U.K.	6,422	(5.8)%	6,816	18,150	3.7%	17,500
Brazil	5,205	(19.7)%	6,482	12,140	(18.4)%	14,886
Total Same Stores	66,907	0.6%	66,536	188,073	1.3%	185,739
Transactions	6,363		1,834	19,000		6,130
Total	73,270	7.2%	68,370	207,073	7.9%	191,869
Retail Finance Fees
Same Stores
U.S.	$25,846	6.5%	$24,265	$75,004	5.9%	$70,830
U.K.	2,847	19.3%	2,386	7,958	31.0%	6,075
Brazil	713	(12.7)%	817	1,478	(16.3)%	1,766
Total Same Stores	29,406	7.1%	27,468	84,440	7.3%	78,671
Transactions	2,935		682	6,937		2,388
Total	$32,341	14.9%	$28,150	$91,377	12.7%	$81,059
Vehicle Service Contract Fees
Same Stores
U.S.	$32,259	6.9%	$30,175	$92,897	9.2%	$85,080
U.K.	96	12.9%	85	190	34.8%	141
Brazil	—	—%	—	—	—%	—
Total Same Stores	32,355	6.9%	30,260	93,087	9.2%	85,221
Transactions	2,559		255	5,128		1,888
Total	$34,914	14.4%	$30,515	$98,215	12.7%	$87,109
Insurance and Other
Same Stores
U.S.	$23,448	17.0%	$20,039	$65,525	19.5%	$54,816
U.K.	1,854	5.2%	1,762	5,133	19.0%	4,314
Brazil	2,338	33.3%	1,754	5,054	26.3%	4,002
Total Same Stores	27,640	17.3%	23,555	75,712	19.9%	63,132
Transactions	2,220		316	5,597		1,194
Total	$29,860	25.1%	$23,871	$81,309	26.4%	$64,326
Total Finance and Insurance Revenues
Same Stores
U.S.	$81,553	9.5%	$74,479	$233,426	10.8%	$210,726
U.K.	4,797	13.3%	4,233	13,281	26.1%	10,530
Brazil	3,051	18.7%	2,571	6,532	13.2%	5,768
Total Same Stores	89,401	10.0%	81,283	253,239	11.5%	227,024
Transactions	7,714		1,253	17,662		5,470
Total	$97,115	17.7%	$82,536	$270,901	16.5%	$232,494

Finance and Insurance Revenues per Retail Unit Sold
Same Stores
U.S.	$1,475	5.4%	$1,399	$1,479	7.6%	$1,374
U.K.	$747	20.3%	$621	$732	21.6%	$602
Brazil	$586	47.6%	$397	$538	39.0%	$387
Total Same Stores	$1,336	9.3%	$1,222	$1,346	10.1%	$1,222
Transactions	$1,212	77.5%	$683	$930	4.3%	$892
Total	$1,325	9.8%	$1,207	$1,308	7.9%	$1,212
Our efforts to improve our finance and insurance business processes, coupled with improved retail vehicle sales volumes, continued to generate growth in our finance and insurance revenues. Our total Same Store finance and insurance revenues increased 10.0%, to $89.4 million, for the three months ended September 30, 2014, as compared to the same period in 2013, driven by growth in our U.S. Same Store revenues of $7.1 million, or 9.5%. The improvement in the U.S. was primarily due to the 3.8% increase in new and used vehicle retail unit sales volume, coupled with increases in income per contract and penetration rates from most of our major product offerings, as well as a strategic decision to re-balance our lender portfolio. These increases more than offset an increase in our chargeback expense. We generated a 13.3% increase in our U.K. Same Store finance and insurance revenues, reflecting improved income per contract and finance penetration rates. As a result our total Same Store finance and insurance revenues PRU improved 9.3% to $1,336, as compared to the same period in 2013.
Our total Same Store finance and insurance revenues improved 11.5% for the nine months ended September 30, 2014, as compared to the same period in 2013, primarily reflecting a 2.9% increase in our U.S. new and used vehicle retail sales volumes, coupled with an increase in our U.S. income per contract and improvements in penetration rates of most of our major U.S. product offerings. Our Same Store finance and insurance revenues in the U.K. grew as a result of the 3.7% increase in retail unit sales, as well as improved finance penetration rates and finance income per contract. For the nine months ended September 30, 2014, our total Same Store revenues PRU increased 10.1% to $1,346, as compared to the same period in 2013.
Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
Personnel
Same Stores
U.S.	$130,967	5.3%	$124,323	$385,687	3.3%	$373,310
U.K.	13,421	17.9%	11,387	38,464	22.1%	31,490
Brazil	10,713	(9.0)%	11,767	24,999	(10.5)%	27,926
Total Same Stores	155,101	5.2%	147,477	449,150	3.8%	432,726
Transactions	15,450		4,295	41,962		14,346
Total	$170,551	12.4%	$151,772	$491,112	9.9%	$447,072
Advertising
Same Stores
U.S.	$15,579	10.6%	$14,082	$46,388	18.4%	$39,185
U.K.	969	6.7%	908	2,850	36.0%	2,095
Brazil	454	(20.4)%	570	1,266	(10.8)%	1,419
Total Same Stores	17,002	9.3%	15,560	50,504	18.3%	42,699
Transactions	1,958		453	4,758		1,867
Total	$18,960	18.4%	$16,013	$55,262	24.0%	$44,566
Rent and Facility Costs
Same Stores
U.S.	$20,289	(0.1)%	$20,306	$63,011	1.5%	$62,104
U.K.	2,234	14.2%	1,957	6,210	2.5%	6,058
Brazil	4,034	2.1%	3,952	9,470	(2.8)%	9,745
Total Same Stores	26,557	1.3%	26,215	78,691	1.0%	77,907
Transactions	2,564		1,548	8,527		5,453
Total	$29,121	4.9%	$27,763	$87,218	4.6%	$83,360
Other SG&A
Same Stores
U.S.	$43,347	6.7%	$40,621	$128,979	(4.4)%	$134,935
U.K.	5,654	4.5%	5,410	16,730	14.5%	14,616
Brazil	4,691	9.6%	4,282	11,780	5.5%	11,164
Total Same Stores	53,692	6.7%	50,313	157,489	(2.0)%	160,715
Transactions	(8,091)		1,002	2,680		(4,258)
Total	$45,601	(11.1)%	$51,315	$160,169	2.4%	$156,457
Total SG&A
Same Stores
U.S.	$210,182	5.4%	$199,332	$624,065	2.4%	$609,534
U.K.	22,278	13.3%	19,662	64,254	18.4%	54,259
Brazil	19,892	(3.3)%	20,571	47,515	(5.5)%	50,254
Total Same Stores	252,352	5.3%	239,565	735,834	3.1%	714,047
Transactions	11,881		7,298	57,927		17,408
Total	$264,233	7.0%	$246,863	$793,761	8.5%	$731,455
Total Gross Profit
Same Stores
U.S.	$291,172	6.4%	$273,543	$859,848	5.2%	$817,726
U.K.	29,839	17.0%	25,510	84,845	24.1%	68,390
Brazil	22,733	(4.0)%	23,683	51,139	(13.5)%	59,114
Total Same Stores	343,744	6.5%	322,736	995,832	5.4%	945,230
Transactions	30,965		6,726	86,147		25,995
Total	$374,709	13.7%	$329,462	$1,081,979	11.4%	$971,225
SG&A as a % of Gross Profit
Same Stores
U.S.	72.2%		72.9%	72.6%		74.5%
U.K.	74.7%		77.1%	75.7%		79.3%
Brazil	87.5%		86.9%	92.9%		85.0%
Total Same Stores	73.4%		74.2%	73.9%		75.5%
Transactions	38.4%		108.5%	67.2%		67.0%
Total	70.5%		74.9%	73.4%		75.3%

Employees	12,000		11,000	12,000		11,000

Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions. We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers in order to rationalize our cost structure. Our business was hampered by severe weather in the U.S. during the first quarter of 2014, causing store closures, reduced store traffic and incremental costs. Additionally, we suffered hail damage to our vehicle inventory at one of our U.S. dealerships during the third quarter of 2014. As a result, for the three and nine months ended September 30, 2014, our total Same Store SG&A included $1.1 million and $2.8 million, respectively, of charges relative to catastrophic events. For the comparable periods of 2013, our total Same Store SG&A included $0.3 million and $12.2 million of catastrophic events charges, respectively.
Despite the effects of severe weather, ongoing cost control efforts and the leverage on our cost structure that higher revenues and gross profit provide resulted in an 80 basis point improvement in our total Same Store SG&A as a percentage of gross profit for the three months ended September 30, 2014. Our ongoing cost control efforts, coupled with the impact of the incremental charges in 2013 relative to catastrophic events and acquisition related costs, resulted in a 160 basis point improvement in our total Same Store SG&A as a percentage of gross profit for the nine months ended September 30, 2014.
Our total Same Store SG&A increased 5.3%, or $12.8 million, for the three months ended September 30, 2014, as compared to the same period in 2013. For the nine months ended on September, 30 2014, total Same Store SG&A increased 3.1%, or $21.8 million as compared to the same period in 2013. Our total Same Store personnel costs increased for the three and nine months ended September 30, 2014, generally correlating with increased commission payments as a result of increased vehicle sales in the U.S. and U.K. These increases in personnel expense were partially offset by a decrease in the Brazil segment due to management's actions to reduce headcount in response to a significant slowdown in Brazilian vehicle sales market.
For the three months ended September 30, 2014, our total Same Store rent and facility costs increased 1.3%, to $26.6 million, reflecting an increase in our U.K. Same Store rent and facility costs of 14.2% as compared with the same period in 2013. This increase was primarily a result of building maintenance and increased utilities expense which have been on the rise in the U.K. since the later part of 2013. Our U.S. Same Store rent and facility costs remained flat for the three months ended September 30, 2014 as compared to the same period in 2013 as increases in building maintenance and property taxes were offset by reductions in building insurance deductibles as a result of catastrophic events that occurred in 2013 and a decline in rent as we continue to strategically add dealership related real estate to our portfolio. For the nine months ended September 30, 2014, our total Same Store rent and facility costs increased 1.0% to $78.7 million, driven by an increase in our U.S. Same Store rent and facility expense of 1.5%. This increase was primarily as a result of increases in building maintenance, real estate taxes and utility expense which were offset by reductions in rent expense and building insurance deductible charges.
For the three months ended September 30, 2014, our total Same Store other SG&A increased 6.7% to $53.7 million as compared to the same period in 2013, primarily as a result of rising property and casualty insurance premiums in the U.S. as well as increased other costs associated with higher retail vehicle sales volumes. For the nine months ended September, 30 2014, our total Same Store other SG&A decreased 2.0%, as compared to the same periods in 2013, partially as a result of the impact of $6.5 million of business acquisition costs incurred in 2013 that did not repeat in 2014, as well as the catastrophic events charges mentioned above.

Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
Same Stores
U.S.	$8,384	4.2%	$8,049	$25,251	9.4%	$23,081
U.K.	862	37.9%	625	2,314	24.5%	1,859
Brazil	522	10.8%	471	1,206	10.6%	1,090
Total Same Stores	9,768	6.8%	9,145	28,771	10.5%	26,030
Transactions	978		(52)	2,653		360
Total	$10,746	18.2%	$9,093	$31,424	19.1%	$26,390
Our total Same Store depreciation and amortization expense increased 6.8% and 10.5%, respectively, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, as we continue to strategically add dealership-related real estate to our portfolio and make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our OEM partners to maximize the return on our investments.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
Same Stores
U.S.	$7,822	(0.8)%	$7,888	$23,706	(2.8)%	$24,401
U.K.	419	(1.4)%	425	1,166	1.2%	1,152
Brazil	1,490	(31.6)%	2,178	3,798	(20.0)%	4,748
Total Same Stores	9,731	(7.2)%	10,491	28,670	(5.4)%	30,301
Transactions	721		199	3,025		626
Total	$10,452	(2.2)%	$10,690	$31,695	2.5%	$30,927
Memo:
Total manufacturer’s assistance	$12,122	18.6%	$10,219	$33,473	17.9%	$28,402

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
As of September 30, 2014, we had effective interest rate swaps with an aggregate notional amount of $463.0 million that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.6%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Our total Same Store floorplan interest expense decreased 7.2% to $9.7 million for the three months ended September 30, 2014, as compared to the same period in 2013. This decline was driven by an $18.4 million decline in our Same Store weighted average floorplan borrowings outstanding in our Brazil segment. The decrease in the Brazil segment was the result of our decision to refinance a portion of our floorplan borrowings with a working capital line of credit that reduced the overall interest rate that we are charged and redistributed the borrowings and associated interest charges to our other long-term debt and interest expense categories.
Our total Same Store floorplan interest expense decreased 5.4% to $28.7 million for the nine months ended September 30, 2014, as compared to the same period in 2013. The decreases represent a decline in our floorplan borrowing rate in the U.S. of 25 basis points that was effective on June 20, 2013 with the amendment to our Revolving Credit Facility, as well as the decline in weighted average borrowings in our Brazil segment discussed above. These declines were partially offset by an increase in Same Store weighted average floorplan borrowings outstanding in the U.S. of $87.0 million for the nine months ended September 30, 2014, as compared to the same period in 2013.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt and our other long-term debt, partially offset by interest income. For the three months ended September 30, 2014, other interest expense increased $3.3 million, or 32.8%, to $13.2 million, as compared to the same period in 2013. For the nine months ended September 30, 2014, other net interest expense increased $7.5 million, or 26.2%, to $36.3 million, as compared to the same period in 2013. These increases were primarily attributable to interest incurred on our 5.00% Notes offering that was executed to extinguish our 2.25% Notes and 3.00% Notes, as well as additional mortgage borrowings associated with recent dealership acquisitions and an increase in weighted average borrowings on our Acquisition Line (as defined below) to support dealership acquisitions.
Included in other interest expense, net for the three months ended September 30, 2014 and 2013 was a non-cash, discount amortization expense of $1.5 million and $2.7 million, respectively. For the nine months ended September 30, 2014 and 2013, the non-cash discount amortization expense was $7.2 million and $8.0 million, respectively. This non-cash discount amortization represents the impact of the accounting for our 2.25% and 3.00% Notes as required by Accounting Standards Codifications Topic ("ASC") 470 for convertible debt. We used the proceeds from the 5.00% Notes offering to extinguish all of the outstanding principal of the 2.25% Notes and 3.00% Notes as of September 30, 2014.
Provision for Income Taxes
Our provision for income taxes decreased $1.8 million to $17.7 million for the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to the decrease of pretax book income. For the three months ended September 30, 2014, our effective tax rate increased to 40.4% from 37.3% from the same period in 2013. This increase was primarily due to a portion of the loss recognized for accounting principles generally accepted in the United States ("U.S. GAAP") loss on the extinguishment of the 2.25% Notes and the 3.00% Notes that was not deductible for tax purposes and additional valuation allowances recorded in respect of net operating losses of certain Brazilian subsidiaries, partially offset by the net deferred tax benefit from tax deductible goodwill in Brazil, resulting from a restructuring during the three months ended September 30, 2014. During the three months ended September 30, 2013, our effective tax rate was increased as a result of the tax effect of non-deductible acquisition costs, as well as the impact of goodwill allocated to the disposition of certain dealerships that was not deductible for tax purposes in 2013.
We expect our effective tax rate for the remainder of 2014 will be approximately 38.0%. We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income and taxes available in carry back periods.
Our provision for income taxes decreased $2.5 million to $56.9 million for the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to the decrease of pretax book income. For the nine months ended September 30, 2014, our effective tax rate increased to 43.4% from 39.2% from the same period in 2013. This increase was also primarily due to a portion of the U.S. GAAP loss on the extinguishment of the 2.25% Notes and the 3.00% Notes that was not deductible for tax purposes, and additional valuation allowances recorded in respect of net operating losses of certain Brazilian subsidiaries, that was partially offset by a benefit associated with tax deductible goodwill in Brazil.
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
Cash on Hand. As of September 30, 2014, our total cash on hand was $50.7 million. The balance of cash on hand excludes $62.5 million of immediately available funds used to pay down our Floorplan Line as of September 30, 2014. We use the pay down of our Floorplan Line as a channel for the short-term investment of excess cash.
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
In addition, because the majority of our dealership acquisitions and dispositions are negotiated as asset purchases, we do not assume transfer of liabilities for floorplan financing in the execution of the transactions. Therefore, borrowings and repayments of all floorplan financing associated with dealership acquisition and disposition are characterized as either operating or financing activities in our statement of cash flows presented in conformity with U.S. GAAP, depending on the relationship described above. However, the floorplan financing activity is so closely related to the inventory acquisition process that we believe the presentation of all acquisition and disposition related floorplan financing activities should be classified as investing activity to correspond with the associated inventory activity, and we have made such adjustments in our adjusted operating cash flow presentations.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows on an adjusted, non-GAAP basis. For further explanation and reconciliation to the most directly comparable measures see "Non-GAAP Financial Measures" below.

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Adjusted net cash provided by operating activities	$215,148	$147,060
Adjusted net cash used in investing activities	(235,039)	(93,741)
Adjusted net cash provided by (used in) financing activities	50,891	(29,394)
Effect of exchange rate changes on cash	(563)	(2,297)
Net increase in cash and cash equivalents	$30,437	$21,628
Sources and Uses of Liquidity from Operating Activities
For the nine months ended September 30, 2014, we generated $271.8 million of net cash flow from operating activities. On an adjusted basis, we generated $215.1 million in net cash flow from operating activities, primarily consisting of $74.3 million in net income, non-operating cash flow adjustments for a loss on the repurchase of our 3.00% Notes of $29.5 million, a loss on the conversion and redemption of our 2.25% Notes of $16.9 million and a $17.4 million gain on the disposition of assets, as well as non-cash adjustments related to depreciation and amortization of $31.4 million, deferred income taxes of $6.5 million, amortization of debt discounts and debt issue costs of $9.7 million, asset impairment of $11.1 million, and stock-based compensation of $11.9 million. Also included in the adjusted net cash flow from operating activities was a $40.3 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $79.3 million from decreases of inventory levels, $54.9 million from increases in accounts payable and accrued expenses, $33.8 million from decreases of vehicle receivables and contracts-in-transit, and $12.9 million from the net decrease in prepaid expenses and other assets. These cash inflows were partially offset by adjusted cash outflows of $133.8 million from the net decrease in floorplan borrowings, and $6.6 million from the net increase in accounts and notes receivable.
For the nine months ended September 30, 2013, we generated $129.0 million of net cash flow from operating activities. On an adjusted basis, we generated $147.1 million in net cash flow from operating activities, primarily driven by $92.3 million in net income as well as significant non-cash adjustments related to depreciation and amortization of $26.4 million, deferred income taxes of $16.6 million, amortization of debt discounts and debt issue costs of $10.5 million and stock-based compensation of $10.5 million. These cash inflows were partially offset by an $11.1 million gain on the disposition of assets. Included in the adjusted net changes of operating assets and liabilities are adjusted cash inflows of $67.9 million from an increase in floorplan borrowings, $45.3 million from decreases of vehicle receivables and contracts-in-transit, and $2.8 million from decreases in accounts and notes receivable. These cash inflows were partially offset by cash outflows of $108.0 million from increases in inventory levels and $9.5 million from decreases in accounts payable and accrued expenses.
Working Capital. At September 30, 2014, we had $126.6 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 80% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the nine months ended September 30, 2014, we used $267.6 million in net cash flow for investing activities. On an adjusted basis, we used $235.0 million in net cash flow for investing activities. We used $217.1 million of adjusted cash flows for the acquisition of seven dealerships, including associated real estate where applicable. We also used $91.3 million during the first nine months of 2014 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $59.7 million for capital expenditures, $23.8 million for the purchase of real estate associated with existing dealership operations and a $7.7 million net decrease in the accrual for capital expenditures from year-end. We also used $5.8 million for escrow deposits on pending dealership and real estate acquisitions. These cash outflows were partially offset by adjusted cash inflows of $79.3 million related to dispositions of franchises and fixed assets.
During the nine months ended September 30, 2013, we used $66.6 million for investing activities. On an adjusted basis, we used $93.7 million in net cash flow for investing activities, primarily related to the acquisition of 24 dealerships located in Brazil, the U.K. and the U.S. for $88.4 million in cash and 1.45 million shares of our common stock. We also used $63.9 million during the first nine months of 2013 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $45.8 million for capital expenditures and $12.5 million for the purchase of real estate associated with existing dealership operations as well as a $5.6 million net change in the accrual for capital expenditures. These cash outflows were partially offset by cash proceeds of $56.4 million from dispositions of assets, which was primarily related to the disposition of dealerships as well as the related real estate.
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
Sources and Uses of Liquidity from Financing Activities
For the nine months ended September 30, 2014, we generated $26.8 million in net cash flow from financing activities. On an adjusted basis, we generated $50.9 million in net cash flow from financing activities, primarily related to $539.6 million of 5.00% Notes borrowings, $65.6 million from borrowings of long-term debt related to real estate loans, $32.7 million from proceeds of the call and warrant unwind related to the 3.00% Notes, and $8.4 million of net borrowings of other debt mainly consisting of working capital loans in Brazil. These cash inflows were partially offset by $260.1 million used for the repurchase of our 3.00% Notes, $182.8 million used for the conversion and redemption of our 2.25% Notes, $14.9 million in adjusted net payments on our Floorplan Line, $60.0 million of net principal payments on our Acquisition Line, $48.1 million for principal payments of long-term debt related to real estate loans, $16.9 million to repurchase our Company’s common stock, and $12.3 million for dividend payments.
For the nine months ended September 30, 2013, we used $38.5 million in net cash outflows from financing activities. On an adjusted basis, we used $29.4 million in net cash flow from financing activities, primarily related to $106.2 million of principal payments on debt, including $65.1 million for the extinguishment of debt assumed in the acquisition of 18 dealerships in Brazil, as well as $40.7 million for principal payments of long-term debt related to real estate loans. We used an additional $11.7 million for dividend payments during the first three quarters of 2013. These cash outflows were partially offset by inflows of $64.6 million in net borrowings under the Floorplan Line and $21.1 million from borrowings of long-term debt related to real estate loans.
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
As of September 30, 2014, after considering outstanding balances, we had $350.2 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $350.2 million available borrowings under the Floorplan Line was $37.5 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.4% as of September 30, 2014, excluding the impact of our interest rate swaps. There were no outstanding borrowings under the Acquisition Line as of September 30, 2014. After considering the $43.2 million of outstanding letters of credit at September 30,

2014, and other factors included in our available borrowing base calculation, there was $252.3 million of available borrowing capacity under the Acquisition Line as of September 30, 2014. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.
All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments are limited to the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket calculation, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of September 30, 2014, the Restricted Payment Basket totaled $176.0 million.
As of September 30, 2014, we were in compliance with all our financial covenants, including:

	As of September 30, 2014
	Required	Actual
Senior Secured Adjusted Leverage Ratio	< 3.75	1.97
Total Adjusted Leverage Ratio	< 5.50	3.45
Fixed Charge Coverage Ratio	> 1.35	2.21
Based upon our current five-year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our floorplan financing arrangement ("FMCC Facility") with Ford Motor Credit Company ("FMCC") provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of September 30, 2014, we had an outstanding balance of $146.1 million under the FMCC Facility with an available floorplan borrowing capacity of $153.9 million. Included in the $153.9 million available borrowings under the FMCC Facility was $25.0 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. As of September 30, 2014, the interest rate on the FMCC Facility was 4.75% before considering the applicable incentives.
Other Credit Facilities. We have credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are denominated in pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.40% to 3.95% as of September 30, 2014.
We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our operations in Brazil. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 15.11% to 19.56% as of September 30, 2014.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of September 30, 2014, the interest rate charged on borrowings related to our rental vehicle fleet varied up to 4.75%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.

The following table summarizes the position of our U.S. credit facilities as of September 30, 2014.

	As of September 30, 2014
U.S. Credit Facility	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,380,000	$1,029,809	$350,191
Acquisition Line (2)	320,000	43,154	252,337
Total Revolving Credit Facility	1,700,000	1,072,963	602,528
FMCC Facility(3)	300,000	146,108	153,892
Total U.S. Credit Facilities (4)	$2,000,000	$1,219,071	$756,420

(1)	The available balance at September 30, 2014 includes $37.5 million of immediately available funds.

(2)	The outstanding balance of $43.2 million is related to outstanding letters of credit. The available borrowings may be limited from time-to-time, based upon certain debt covenants.

(3)	The available balance at September 30, 2014 includes $25.0 million of immediately available funds.

(4)
The outstanding balance excludes $132.5 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Convertible Notes. On September 2, 2014, holders of $182.5 million in aggregate amount of our then outstanding 2.25% Convertible Senior Notes due 2036 ("2.25% Notes") elected to convert their 2.25% Notes. We redeemed the remaining outstanding 2.25% Notes. The settlement for the conversion and the redemption of the 2.25% Notes occurred on September 4, 2014. Consideration paid for the conversion and redemption was $237.5 million, including $182.8 million in cash and 701,795 shares of our common stock, which was recorded as a decrease to treasury stock. In conjunction with the conversion and redemption, we received 421,309 shares of our common stock in settlement of the purchased ten-year call options on our common stock (“2.25% Purchased Options”) and 2.25% warrants sold in connection with the 2.25% Notes (“2.25% Warrants”), which was recorded as an increase to treasury stock. As a result of the conversion and redemption of the 2.25% Notes, we recognized a loss of $16.9 million based on the difference in the carrying value of the liability component and the fair value immediately prior to the conversion and redemption.
On June 25, 2014, we purchased $92.5 million of the $115.0 million principal outstanding on our 3.00% Notes in a tender offer, leaving an outstanding balance of $22.6 million as of June 30, 2014. Consideration paid for this repurchase was $210.4 million in cash. In conjunction with the purchase, we recognized a loss of $23.6 million for the three months ended June 30, 2014 based on the difference in the carrying value of the liability component and the fair value immediately prior to the purchase. Subsequent to June 30, 2014, we settled purchased ten-year call options on our common stock (“3.00% Purchased Options”) and 3.00% warrants sold in connection with the 3.00% Notes (“3.00% Warrants”) in the same proportion as the 3.00% Notes repurchased on June 25, 2014 and received $26.4 million in cash as a result, which was recognized as an increase to additional paid in capital.
In September 2014, we repurchased the remaining outstanding $22.6 million of the 3.00% Notes. Total consideration paid for the repurchase was $49.5 million in cash. In conjunction with the repurchase, we recognized a loss of $5.9 million for the three months ended September 30, 2014 based on the difference in the carrying value of the liability component and the fair value immediately prior to the repurchase. Also, in September 2014, we settled the remaining 3.00% Purchased Options and 3.00% Warrants in conjunction with the repurchase and received $6.2 million in cash, which was recognized as an increase to additional paid in capital.
5.00% Senior Notes. On June 2, 2014, we issued $350.0 million aggregate principal amount of our 5.00% Senior Notes due 2022. Subsequently, on September 9, 2014, we issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes will mature on June 1, 2022 and pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. Prior to June 1, 2017, we may redeem up to 35.0% of the 5.00% Notes using proceeds of certain equity offerings, subject to certain conditions at a redemption price equal to 105% of principal amount of the 5.00% Notes plus accrued and unpaid interest. In addition, prior to June 1, 2017, we may redeem some or all of the 5.00% Notes at a redemption price equal to 100% of the principal amount of the 5.00% Notes redeemed, plus an applicable make-whole premium, and plus accrued and unpaid interest. On or after June 1, 2017, we may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.00% Notes if we sell certain assets or triggers the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt. The 5.00% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries.

In connection with the issuance of the 5.00% Notes, we entered into registration rights agreements (the “Registration Rights Agreements”) with the initial purchasers. Pursuant to the Registration Rights Agreements, we have agreed to file a registration statement with the Securities and Exchange Commission so that holders of the 5.00% Notes can exchange the 5.00% Notes for registered 5.00% Notes that have substantially identical terms as the 5.00% Notes. We have also agreed to use commercially reasonable efforts to cause the exchange to be completed by June 2, 2015. We will be required to pay additional interest on the 5.00% Notes if we fail to comply with our obligations to register the 5.00% Notes within the specified time period.
Underwriters' fees and the discount relative to the $550.0 million issued totaled $10.4 million, which were recorded as a reduction of the 5.00% Notes principal balance and are being amortized over a period of eight years. The 5.00% Notes are presented net of unamortized underwriter fees and discount of $10.2 million as of September 30, 2014. At the time of issuance of the 5.00% Notes, we capitalized $2.2 million of debt issuance costs, which are included in Other Assets on the accompanying Consolidated Balance Sheet and amortized over a period of eight years. Unamortized debt issuance costs as of September 30, 2014 totaled $2.1 million.
Real Estate Credit Facility. Our wholly-owned subsidiary, Group 1 Realty, Inc., is party to a real estate credit facility with Bank of America, N.A. and Comerica Bank (the “Real Estate Credit Facility”). The Real Estate Credit Facility provides the right for up to $99.1 million of term loans, of which $74.1 million had been used as of September 30, 2014. The term loans can be expanded provided that (a) no default or event of default exists under the Real Estate Credit Facility; (b) we obtain commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. The Real Estate Credit Facility is guaranteed by us and substantially all of our existing and future domestic subsidiaries. Each loan is secured by the relevant real property (and improvements related thereto) that is mortgaged under the Real Estate Credit Facility.
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
We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and are required to repay the aggregate principal amount outstanding on the maturity dates, from December 29, 2015 through February 27, 2017. During the nine months ended September 30, 2014, we made additional borrowings of $0.2 million and made principal payments on outstanding borrowings of $9.1 million from the Real Estate Credit Facility. As of September 30, 2014, borrowings outstanding under the Real Estate Credit Facility totaled $58.8 million, with $3.1 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.
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
Other Real Estate Related and Long-Term Debt. We have entered into separate term mortgage loans with four of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation, Mercedes-Benz Financial Services USA, LLC, BMW Financial Services NA, LLC and FMCC, as well as several third party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on the relevant real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.67% and 9.00%, and at variable indexed rates plus between 1.50% and 3.35% per annum. As of September 30, 2014, the aggregate outstanding balance under these Real Estate Notes was $261.9 million, with $21.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We also entered into separate term mortgage loans in the U.K. with another third-party financial institution which are secured by our U.K. subsidiary properties. These mortgage loans (collectively, “Foreign Notes”) are being repaid in monthly installments that began in July 1998 and mature by November 2022. As of September 30, 2014, borrowings under the Foreign Notes totaled $34.7 million, with $4.1 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
During the nine months ended September 30, 2014, we entered into working capital loan agreements with third-party financial institutions in Brazil for R$38.0 million. The proceeds were used to partially pay off manufacturer affiliated floorplan borrowings. These loans are to be repaid in full by February 2017.

Stock Issuances. In the three months ended September 30, 2014, we used 701,795 shares of treasury stock in settlement of our 2.25% Notes conversion and redemption. In connection with the conversion of the 2.25% Notes, we settled the 2.25% Purchase Options and 2.25% Warrants, receiving 421,309 shares of our common stock. In 2013, we used 1.39 million shares of treasury stock, as part of the consideration paid for UAB Motors.
Stock Repurchases. From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. Currently, our Board of Directors has authorized us to repurchase up to $75.0 million of our common shares. In the three month ended September 30, 2014, we repurchased 230,200 at an average price of $73.09. In aggregate under this authorization, we have repurchased 555,909 shares, at an average price of $67.12, for a total cost of $37.3 million, leaving $37.7 million of repurchase authorization remaining. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants including our restricted payment basket, outlook for our business, general business conditions and other factors. These stock repurchase amounts exclude the 421,309 shares received in settlement of the 2.25% Purchased Options and 2.25% Warrants.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors including our restricted payment basket. For the three and nine months ended September 30, 2014, we paid dividends of $3.9 million and $11.8 million, respectively, to common shareholders and $0.2 million and $0.5 million, respectively, to unvested restricted stock award holders.
Further, we are limited under the terms of the Revolving Credit Facility and Real Estate Credit Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of September 30, 2014, the Restricted Payment Basket under both facilities was $176.0 million and will increase in the future periods by 50.0% of our future cumulative net income, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases.
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
The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013	% Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$271,836	$128,966	110.8
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition related activity	(62,158)	26,155
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	5,470	(8,061)
Adjusted net cash provided by operating activities	$215,148	$147,060	46.3
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(267,634)	$(66,586)	301.9
Change in cash paid for acquisitions, associated with floorplan notes payable	92,112	18,276
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(59,517)	(45,431)
Adjusted net cash used in investing activities	$(235,039)	$(93,741)	150.7
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	$26,798	$(38,455)	(169.7)
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	24,093	9,061
Adjusted net cash provided by (used in) financing activities	$50,891	$(29,394)	(273.1)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2014, and from which we may incur future gains or losses from changes in market interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of September 30, 2014, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $533.5 million and $539.8 million, respectively. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $153.9 million and $164.1 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of such fixed interest rate borrowings was $174.4 million and $190.0 million as of September 30, 2014 and December 31, 2013, respectively.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
As of September 30, 2014, we had $1,484.3 million of variable-rate borrowings. Based on the aggregate amount of variable-rate borrowings outstanding as of September 30, 2014, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $15.0 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $10.4 million in annual interest expense based on the variable borrowings outstanding as of September 30, 2014. This interest rate sensitivity increased from September 30, 2013 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended September 30, 2014, we recognized $12.1 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 87.3% of our floorplan interest expense for the first quarter of 2013 to 116.0% for the third quarter of 2014. In the U.S., manufacturer's interest assistance was 139.0% of floorplan interest expense in the third quarter of 2014. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.
We use interest rate swaps to adjust our exposure to interest rate movements when appropriate, based upon market conditions. As of September 30, 2014, we held interest rate swaps with aggregate notional amounts of $463.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.6%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Real Estate Credit Facility borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of September 30, 2014, net unrealized losses, net of income taxes, totaled $14.3 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of September 30, 2014, all of our derivative contracts were determined to be effective. As of September 30, 2014, a 100 basis-point change in the interest rates of our swaps would have resulted in a $4.6 million change to our annual interest expense. In addition to the $463.0 million of swaps in effect as of September 30, 2014, we also held 13 interest rate swaps with forward start dates between December 2014 and January 2018 and expiration dates between December 2017 and December 2020. As of September 30, 2014, the aggregate notional amount of these swaps was $675.0 million with a weighted average interest rate of 2.7%. The combination of these swaps is structured such that the notional value in effect at any given time through August 2021 does not exceed $612.0 million. A summary of our interest rate swaps as of September 30, 2014, including those in effect, as well as forward-starting, follows (dollars in millions):

	Q4 2014	2015	2016	2017	2018	2019	2020	2021
Notional amount in effect at the end of period	$563	$562	$612	$411	$360	$160	$9	$—
Weighted average interest rate during the period	2.62%	2.55%	2.75%	2.68%	2.80%	2.68%	2.88%	2.21%
Foreign Currency Exchange Rates. As of September 30, 2014, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% increase in the value of the British pound sterling to the U.S. dollar would have resulted in a $68.3 million decrease to our revenues for the nine months ended September 30, 2014. A 10% increase in the value of the Brazilian real to the U.S. dollar would have resulted in a $52.4 million decrease to our revenues for the nine months ended September 30, 2014.
For additional information about our market sensitive financial instruments please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations," "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to “Item 8. Financial Statements and Supplementary Data” in our 2013 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.
Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the intentional acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2014, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(In thousands, excluding commissions)
July 1 - July 31, 2014	—	$—	—	$54,511
August 1 - August 31, 2014	—	$—	—	$54,511
September 1 - September 30, 2014	651,509	$60.66	230,200	$37,687
Total	651,509	$60.66	230,200
(1) During September 2014, we received 421,309 net shares as a result of the negotiated termination of our call options and warrants, in connection with the conversion of our 2.25% Notes. The call options and warrants were net share settled and therefore no cash was used to acquire the shares at the exercise date. The price per share of $53.87 is based upon the original net amount paid to purchase the call options and sell the warrants in June 2006.
(2) In October 2013, the Board of Directors approved an increase of 50 percent of our July 2012 authorization to a new amount of $75.0 million. During the month of September 2014, 230,200 shares were purchased at an average cost of $73.09, for a total cost of $16.8 million. The shares may be repurchased from time to time in open market or privately negotiated transactions, depending on market conditions, at our discretion, and funded by cash from operations.
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
Date: November 6, 2014

EXHIBIT INDEX

Exhibit Number		Description

1.1	—
Purchase Agreement dated as of September 4, 2014, by and among Group 1 Automotive, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 1.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 5, 2014)

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
Registration Rights Agreement, dated as of September 9, 2014, by and among Group 1 Automotive, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 11, 2014)

10.1	—
Unwind Agreement between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, dated July 25, 2014 (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed July 31, 2014)

10.2	—
Unwind Agreement between Group 1 Automotive, Inc. and Bank of America, N.A., dated July 25, 2014 (incorporated by reference to Exhibit 10.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed July 31, 2014)

10.3†*	—	Form of Senior Executive Restricted Stock Agreement
10.4†*	—	Form of Restricted Stock Agreement with Qualified Retirement Provisions
10.5†*	—	Form of Restricted Stock Agreement for Employees
10.6†*	—	Form of Restricted Stock Agreement for Non-Employee Directors
10.7†*	—	Form of Phantom Stock Agreement for Non-Employee Directors
10.8†*	—	Form of Performance-Based Restricted Stock Agreement
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith
†	Management contract or compensatory plan or arrangement