Form 10-K
period 2014-12-31
GROUP 1 AUTOMOTIVE INC
filed 2015-02-24
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐        No  ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $1,929.7 million based on the reported last sale price of common stock on June 30, 2014, which was the last business day of the registrant’s most recently completed second quarter.
As of February 20, 2015, there were 24,243,510 shares of our common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

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
Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, “Item 1A. Risk Factors.”
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made.

PART I

Item 1. Business
General
Group 1 Automotive, Inc., a Delaware corporation organized in 1995, is a leading operator in the automotive retail industry. As of December 31, 2014, we owned and operated 149 franchises, representing 29 brands of automobiles, at 116 dealership locations and 28 collision service centers in the United States of America (“U.S.”), 25 franchises at 17 dealerships and six collision centers in the United Kingdom (“U.K.”) and 21 franchises at 17 dealerships and four collision centers in Brazil. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, Oklahoma, South Carolina, and Texas in the U.S., in 16 towns in the U.K., and in key metropolitan markets in the states of Sao Paulo, Parana and Mato Grosso do Sul in Brazil.
As of December 31, 2014, our U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (41 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, and South Carolina) and (b) the West (75 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). Each U.S. region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their region. The financial matters of each U.S. region are managed by a regional chief financial officer who reports directly to our Chief Financial Officer. In addition, as of December 31, 2014, we had two international regions, one of which consisted of the 17 dealerships in the U.K. and the other of which consisted of the 17 dealerships in Brazil. Our international regions are also managed locally with direct reporting responsibilities to our corporate management team.
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
Business Strategy
Our business strategy is to leverage what we believe to be one of our key strengths — the talent of our people to: (a) sell new and used cars and light trucks; (b) arrange related vehicle financing, service and insurance contracts; (c) provide automotive maintenance and repair services; and (d) sell vehicle parts via an expanding network of franchised dealerships located primarily in growing regions of the U.S., the U.K. and Brazil. We believe that we have developed a distinguished management team with substantial industry expertise. With our management structure and level of executive talent, we plan to continue empowering the operators of our dealerships to make appropriate decisions to grow their respective dealership operations and to control fixed and variable costs. We believe this approach allows us to continue to attract and retain talented employees, as well as provide the best possible service to our customers.
We continue to primarily focus on the performance of our existing dealerships to achieve growth, capture market share, and maximize the investment return to our stockholders. For 2015, we will primarily focus on four key areas as we continue to become a best-in-class automotive retailer. These areas are:

•	sustained growth of our higher margin parts and service business;

•	capture of additional new and used vehicle retail market share;

•
promotion of the customer experience and customer satisfaction, improvement of operating efficiencies, further development of our operating model that promotes commonality of processes, systems and training and further leveraging of our cost base; and

•	enhancement of our current dealership portfolio by strategic acquisitions and improving or disposing of underperforming dealerships.
Our focus on growth in our parts and service operations continues to hinge on targeted marketing efforts, strategic selling and operational efficiencies, as well as capital investments designed to support our growth targets. In our new and used retail vehicle operations, our efforts are centered on the efficient and effective use of technology and advertising to enhance our sales efforts. We intend to make resource investments that are focused on the customer experience and customer satisfaction in all areas of our business, but particularly in the new and used retail vehicle and parts and service operations. We made significant changes in our operating model during the last five years, which were designed to reduce variable and fixed expenses, appropriately leverage our scale and generate operating efficiencies. As our business grows in 2015 and beyond, we intend to manage our costs carefully and to look for opportunities to improve our operating efficiencies. We continue to look for opportunities to improve our process and disseminate best practices. We believe that our management structure supports more rapid decision making and facilitates a quicker roll-out of new processes. We continue our efforts to fully leverage our scale, reduce costs, enhance internal controls, and enable further growth and, as such, we are taking steps to standardize key operating processes. Over the last five years, we have consolidated our U.S. dealership accounting, human resources, and other administrative functions and we implemented standardized training programs for our vehicle and service sales processes. We have also fully commonized key operating computer systems in the U.S. These actions represent key building blocks that we are using to more effectively manage the business operations, support extension of best practices, and further leverage the scale of the business. We are constantly evaluating opportunities to improve the profitability of our dealerships.
In 2014, we completed 19 franchise acquisitions, which had an aggregate of $910.0 million in expected annualized revenues estimated at the time of acquisition, and disposed of seven dealerships and one franchise in the U.S. and three dealerships in Brazil with annual revenues of approximately $450.0 million. We believe that substantial opportunities for growth through acquisitions remain in our industry. An absolute acquisition target has not been established for 2015, but we expect to acquire dealerships that meet our stringent acquisitions and return on investment criteria. We believe that as of December 31, 2014, we have sufficient financial resources to support additional acquisitions. We plan to focus our growth in geographically diverse areas with positive economic outlooks over the longer-term. Further, we intend to critically evaluate our return on invested capital in our current dealership portfolio for disposition opportunities. For more information on our acquisitions and dispositions, including those occurring in 2014, see "Acquisition and Divestiture Program" below.

Dealership Operations
Our operations are located in geographically diverse markets that extend domestically across 14 states and internationally in the U.K. and Brazil. By segment, our revenues from external customers for the years ended December 31, 2014, 2013, and 2012 were $8,175.2 million, $7,353.3 million and $6,954.0 million from our U.S. operations, respectively, and $987.3 million, $810.8 million, and $522.1 million from our U.K. operations, respectively. For the years ended December 31, 2014 and 2013, our revenues from external customers from our Brazil operations were $775.4 million and $754.5 million, respectively. Net income by segment for the years ended December 31, 2014, 2013, and 2012 were $97.2 million, $105.3 million and $94.5 million from our U.S. operations, respectively, and $14.3 million, $10.1 million and $5.7 million from our U.K. operations, respectively. In our Brazil operations net loss was $18.5 million and $1.4 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, 2013, and 2012, our aggregate long-lived assets other than goodwill and intangible assets and financial instruments in our U.S. operations were $849.2 million, $726.6 million, and $645.4 million, respectively, and our U.K. operations were $100.7 million, $65.9 million, and $33.0 million, respectively. As of December 31, 2014 and 2013 our long-lived assets other than goodwill and intangible assets and financial instruments in our Brazil operations were $22.1 million and $16.4 million, respectively. For a discussion of the risks associated with our operations in the U.K. and Brazil, please see Part I, “Item 1A. Risk Factors.” The following table sets forth the regions and geographic markets in which we operate, the percentage of new vehicle retail units sold in each region in 2014 and the number of dealerships and franchises in each region:

Region	Geographic Market	Percentage of Our New Vehicle Retail Units Sold During the Year Ended December 31, 2014	As of December 31, 2014
			Number of Dealerships	Number of Franchises
East	Massachusetts	5.8%	7	7
	Georgia	4.6	8	11
	New Jersey	3.1	6	6
	New Hampshire	2.1	3	3
	Louisiana	1.7	3	4
	South Carolina	1.5	4	4
	Mississippi	1.4	3	3
	Florida	1.4	3	3
	New York	1.3	—	—
	Alabama	0.8	2	2
	Maryland	0.5	2	2
		24.2	41	45
West	Texas	36.2	48	64
	California	9.5	9	14
	Oklahoma	8.3	13	20
	Kansas	2.3	4	4
	Louisiana	0.6	1	2
		56.9	75	104
International	Brazil	10.1	17	21
	United Kingdom	8.8	17	25
Total		100.0%	150	195
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

New Vehicle Retail Sales
In 2014, we sold or leased 166,896 new vehicles representing 34 brands in retail transactions at our dealerships. Our retail sales of new vehicles accounted for 21.5% of our gross profit in 2014. In addition to the profit related to the transactions, a typical new vehicle retail sale or lease may create the following additional profit opportunities for our dealerships:

•	manufacturer dealer incentives;

•	the resale of any used vehicle trade-in purchased by the dealership;

•	the sale of third-party finance, vehicle service and insurance contracts in connection with the retail sale;

•	the sale of accessories or after-market products; and

•	the service and repair of the vehicle both during and after the warranty period.

We consider brand diversity to be one of our strengths. The following table sets forth new vehicle sales revenue by brand and the number of new vehicle retail units sold in the year ended, and the number of franchises we owned, as of December 31, 2014:

	New Vehicle Revenues	New Vehicle Unit Sales	% of Total Units Sold	Franchises Owned as of December 31, 2014
	(In thousands)
Toyota (1)	$1,066,685	37,435	22.4	16
BMW	822,007	15,522	9.3	25
Ford	594,293	17,933	10.7	16
Mercedes-Benz	421,550	6,997	4.2	8
Honda	410,672	15,697	9.4	8
Nissan	393,872	15,664	9.4	12
Lexus	308,949	6,546	3.9	4
Chevrolet	251,152	6,586	3.9	6
Audi	251,010	6,035	3.6	7
Hyundai	146,849	5,916	3.5	6
Acura	122,833	3,079	1.8	4
Volkswagen	103,705	4,111	2.5	7
Jeep	102,268	2,941	1.8	6
GMC	100,084	2,279	1.4	5
MINI	99,465	3,603	2.2	15
RAM	77,407	1,890	1.1	6
Land Rover	75,709	775	0.5	1
Kia	74,333	3,235	1.9	4
Dodge	53,715	1,784	1.1	6
Cadillac	53,126	1,037	0.6	2
Subaru	40,339	1,541	0.9	2
Buick	28,389	789	0.5	5
Peugeot	27,954	1,307	0.8	4
Renault (2)	27,027	1,447	0.9	—
Chrysler	18,847	558	0.3	6
Scion	14,838	684	0.4	N/A
Lincoln	10,855	229	0.1	3
Mazda	9,568	388	0.2	2
Sprinter	9,299	185	0.1	5
Volvo	8,450	226	0.1	1
Porsche	7,989	97	0.1	1
smart	3,889	260	0.2	1
Jaguar	2,507	26	0.0	1
Fiat (2)	1,984	94	0.1	—
Total	$5,741,619	166,896	100.0	195

(1)	The Scion brand is not considered a separate franchise, but rather is governed by our Toyota franchise agreements. We sell the Scion brand at our Toyota franchised locations.
(2) Renault and Fiat franchises were disposed in 2014.

Our diversity by manufacturer, based on new vehicle unit sales for the years ended December 31, 2014, 2013, and 2012, is set forth below:

	For the Year Ended December 31,
	2014	% of Total	2013	% of Total	2012	% of Total
Toyota	44,621	26.7%	41,419	26.6%	38,951	30.3%
BMW	19,125	11.5	17,277	11.1	14,529	11.3
Honda	18,776	11.3	19,219	12.3	14,302	11.1
Ford	18,161	10.9	18,081	11.6	11,957	9.3
Nissan	15,664	9.4	15,845	10.2	14,638	11.4
General Motors	10,691	6.4	7,520	4.8	7,237	5.6
Volkswagen	10,243	6.1	9,802	6.3	8,439	6.6
Hyundai	9,151	5.5	7,234	4.6	3,950	3.1
Daimler (1)	7,442	4.5	7,011	4.5	6,613	5.1
Chrysler	7,268	4.4	6,173	4.0	5,624	4.4
Other	5,754	3.3	6,285	4.0	2,310	1.8
Total	166,896	100.0%	155,866	100.0%	128,550	100.0%
(1) Daimler includes Mercedes-Benz, smart and Sprinter brands.
Our new vehicle unit sales mix was affected by our acquisitions and dispositions during 2014, 2013 and 2012.
Some new vehicles we sell are purchased by customers under lease or lease-type financing arrangements with third-party lenders. New vehicle leases generally have shorter terms, bringing the customer back to the vehicle market, and our dealerships specifically, sooner than if the vehicle purchase was debt financed. In addition, leasing provides our dealerships with a steady supply of late-model, off-lease vehicles to be sold as used vehicles. Generally, leased vehicles remain under factory warranty, allowing the dealerships to provide repair services for the contract term. However, the penetration of finance and insurance product sales on leases tends to be less than in other financing arrangements (such as debt financed vehicles). We typically do not guarantee residual values on lease transactions. Lease vehicle unit sales represented 15.1%, 16.8% and 19.6% of our total new vehicle retail unit sales for the years ended December 31, 2014, 2013 and 2012, respectively.
Used Vehicle Sales, Retail and Wholesale
We sell used vehicles at each of our franchised dealerships. In 2014, we sold or leased 109,873 used vehicles at our dealerships, and sold 54,602 used vehicles in wholesale markets. Our retail sales of used vehicles accounted for 12.0% of our gross profit in 2014. Used vehicles sold at retail typically generate higher gross margins on a percentage basis than new vehicles primarily because of their relatively limited comparability, which is dependent on a vehicle’s age, mileage and condition, among other things.
Valuations of used vehicles vary based on supply and demand factors, the level of new vehicle incentives, and the availability of retail financing and general economic conditions. Profit from the sale of used vehicles depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices and to effectively manage that inventory. Our new vehicle operations provide our used vehicle operations with a large supply of generally high-quality trade-ins and off-lease vehicles, and are the best source of high-quality used vehicles. Our dealerships supplement their used vehicle inventory with purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers. We continue to extensively utilize a common used vehicle management software in all of our U.S. dealerships with the goal to enhance the management of used vehicle inventory, focusing on the more profitable retail used vehicle business and reducing our wholesale used vehicle business. This internet-based software tool is an integral part of our used vehicle process, enabling our managers to make used vehicle inventory decisions based on real time market valuation data. It also allows us to leverage our size and local market presence by expanding the pool from which used vehicles can be sold within a given market or region within the U.S., effectively broadening the demand for our used vehicle inventory. In addition, this software supports increased oversight of our assets in inventory, allowing us to better control our exposure to used vehicles, the values of which typically decline over time.
In addition to active management of the quality and age of our used vehicle inventory, we are focused on increasing the total lifecycle profitability of our used vehicle operations by participating in manufacturer certification programs where available. Manufacturer certified pre-owned (“CPO”) vehicles offer customers the opportunity to purchase a used vehicle that has passed a rigorous array of manufacturer-defined tests, and as a result, come with a manufacturer's extended service warranty and potentially other perks. With the extended service warranty, the sale of CPO vehicles tends to generate better service loyalty for the selling dealership. CPO vehicles typically cost more to recondition, but sell at a premium compared to other used vehicles and are available only from franchised new vehicle dealerships. In some cases, CPO vehicles are eligible for manufacturer support, such as subsidized finance rates and extension of the manufacturer warranty. Our CPO vehicle sales in the U.S. and U.K. represented 33.5% of total used retail sales in 2014.
Parts and Service Sales
We sell replacement parts and provide maintenance and repair services at each of our franchised dealerships and provide collision repair services at the 38 collision centers that we operate. Our parts and service business accounted for 41.0% of our gross profit in 2014. We perform both warranty and non-warranty service work at our dealerships, primarily for the vehicle brand(s) sold at a particular location. Warranty work, customer pay, collision and wholesale accounted for 19.4%, 46.3%, 13.2% and 21.1%, respectively, of the revenues from our parts and service business in 2014. Our parts and service departments also perform used vehicle reconditioning and new vehicle enhancement services for which they realize a profit when a vehicle is sold to a retail customer. However, the revenue for that internal work is eliminated from our parts and service revenue in the consolidation of our financial statements.
The automotive repair industry is highly fragmented, with a significant number of independent maintenance and repair facilities in addition to those of the franchised dealerships. We believe, however, that the increasing complexity of new vehicles, especially in the area of electronics, has made it difficult for many independent repair shops to retain the expertise necessary to perform major or technical repairs. We have made investments in obtaining, training, and retaining qualified technicians to work in our service and repair facilities and in state of the art diagnostic and repair equipment to be utilized by these technicians. Additionally, manufacturers only permit warranty and recall work to be performed at franchised dealerships. Currently, a trend exists in the automobile industry towards longer new vehicle warranty periods and more diligence with manufacturer recalls. As a result, we believe that over time an increasing percentage of all repair work will be performed at franchised dealerships that have the sophisticated equipment and skilled personnel necessary to perform repairs and warranty work on today’s complex vehicles.
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

Finance and Insurance Sales
Revenues from our finance and insurance operations consist primarily of fees for arranging financing, and vehicle service and insurance contracts in connection with the retail purchase of a new or used vehicle. Our finance and insurance business accounted for 25.3% of our gross profit in 2014. We offer a wide variety of third-party finance, vehicle service and insurance products in a convenient manner and at competitive prices. To increase transparency to our customers, we offer all of our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.
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
New and Used Vehicle Inventory Financing
Our dealerships finance their inventory purchases through the floorplan portion of our revolving credit facility and three separate floorplan credit facility arrangements with manufacturers that we represent, BMW, Volkswagen, and Ford, in addition to credit facilities we have with financial institutions in Brazil. Our revolving syndicated credit facility matures in June 2018 and provides a total borrowing capacity of $1.7 billion, (the “Revolving Credit Facility”). We utilize our Floorplan Line to finance up to 80% of the value of our used vehicle inventory in the U.S., and up to 100% of the value of all new vehicle inventory in the U.S., other than new vehicles purchased from Ford. We can expand the Revolving Credit Facility to its maximum commitment of $1.95 billion, subject to participating lender approval. The Revolving Credit Facility consists of two tranches: a maximum of $1.6 billion for vehicle inventory financing (“Floorplan Line”), as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the aforementioned limits. However, the amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon the available borrowing base calculation within the debt covenants under the Revolving Credit Facility.
We have a floorplan arrangement with Ford Motor Credit Company (“FMCC Facility”) that provides $300.0 million of floorplan financing capacity. We use the funds available under this arrangement to exclusively finance our U.S. inventories of new Ford vehicles sold by the lender’s manufacturer affiliate. The FMCC Facility is an evergreen arrangement that may be canceled with 30 days notice by either party. Should the FMCC Facility no longer be available to us for financing of our new U.S. Ford inventory, we could utilize the available capacity under our Floorplan Line to finance our new Ford vehicle inventory.
We also finance certain rental vehicles in the U.S. through separate arrangements with the respective automobile manufacturers. In addition, we utilize credit facilities with BMW Financial Services, Volkswagen Finance, and Ford Motor Credit Company ("FMCC") for the financing of new, used, and rental vehicle inventories associated with our U.K. operations.
Further, we have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our Brazil operations. These facilities may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. Many manufacturers offer interest assistance to offset a portion of floorplan interest charges incurred in connection with holding new vehicle inventory purchases, which we recognize as a reduction of cost of new vehicle sales.
Acquisition and Divestiture Program
We pursue an acquisition and divestiture program focused on the following objectives:

•	enhancing brand and geographic diversity with a primary focus on import and luxury brands;

•	creating economies of scale;

•	delivering a targeted return on investment; and

•	eliminating underperforming dealerships.
Since our inception, we have grown our business primarily through acquisitions. Over the five-year period from January 1, 2010 through December 31, 2014, we:

•	purchased 89 franchises with expected annual revenues, estimated at the time of acquisition, of $3.6 billion;

•	disposed of or terminated 38 franchises with annual revenues of approximately $984.0 million; and

•	were granted eight new franchises by vehicle manufacturers with expected annual revenues, estimated at the time of grant, of $140.2 million.
Acquisition Strategy.   We seek to acquire large, profitable, well-established dealerships and franchises that are leaders in their markets to:

•	expand into geographic areas we currently do not serve;

•	expand our brand, product, and service offerings in our existing markets;

•	capitalize on economies of scale in our existing markets; and/or

•	increase operating efficiency and cost savings in areas such as used vehicle sourcing, advertising, purchasing, data processing, personnel utilization, and the cost of floorplan financing.
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
Recent Acquisitions. In 2014, we acquired 19 franchises with expected annualized revenues, estimated at the time of acquisition, of $910.0 million. The new franchises included: (a) two in Brazil; (b) six in the U.K.; and (c) 11 in the U.S.
Divestiture Strategy.   We continually review the investments in our dealership portfolio for disposition opportunities, based upon a number of criteria, including:

•	the rate of return on our capital investment over a period of time;

•	location of the dealership in relation to existing markets and our ability to leverage our cost structure;

•	potential future capital investment requirements;

•	the brand; and

•	existing real estate obligations, coupled with our ability to exit those obligations or identify an alternate use.
While it is our desire to only acquire profitable, well-established dealerships, at times we have been requested, in connection with the acquisition of a particular dealership group, to acquire dealerships that do not fit our acquisition strategy. We acquire such dealerships with the understanding that we may need to divest some or all of them at some future time. The costs associated with such potential divestitures are included in our analysis of whether we acquire all dealerships in the same acquisition. Additionally, we may acquire a dealership whose profitability is marginal, but which we believe can be increased through various factors, such as: (a) change in management, (b) increase or improvement in facility operations, (c) relocation of facility based on demographic changes, (d) reduction in costs, or (e) sales training. If, after a period of time, a dealership’s profitability does not positively respond, management will make the decision to sell the dealership to a third party, or, in a rare case, surrender the franchise back to the manufacturer. In conjunction with the disposition of certain of our dealerships, we may also dispose of the associated real estate. Management constantly monitors the performance of all of our dealerships, and routinely assesses the need for divestiture. In connection with divestitures, we are sometimes required to incur additional charges associated with lease terminations or the impairment of long-lived assets. We continue to rationalize our dealership portfolio and focus on increasing the overall profitability of our operations.

Recent Dispositions.   During 2014, we disposed of seven dealerships and one franchise in the U.S. and three dealerships in Brazil with annualized revenues of approximately $450.0 million.
Competition
We operate in a highly competitive industry. In each of our markets, consumers have a number of choices in deciding where to purchase a new or used vehicle and how the purchase will be financed. Consumers also have options for the purchase of related parts and accessories, as well as the service and repair of vehicles.
In the U.S., according to The National Automobile Dealers Association, there were approximately 17,665 franchised automobile dealerships as of January 1, 2014, which was up from 17,635 as of January 1, 2013 and down 2,345 from January 1, 2009. In addition, there were approximately 35,273 independent used vehicle dealers in the retail automotive industry.
In the U.K., according to the National Franchised Dealers Association, there were approximately 4,377 franchised dealerships as of January 2014, which was down from 4,420 as of January 2013.
In Brazil, according to The National Association of Automobile Manufacturers, there were approximately 4,249 franchised automobile dealerships as of January 1, 2013, which was up 255 from January 1, 2012, 535 from January 1, 2011 and 1,039 from January 1, 2010.
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
Financing Arrangements and Indebtedness
As of December 31, 2014, our outstanding indebtedness, coupled with lease and other obligations totaled $3,280.0 million, including the following:

•	$1,098.1 million under the Floorplan Line of our Revolving Credit Facility;

•	$69.7 million under the Acquisition Line of our Revolving Credit Facility;

•	$307.5 million of future commitments under various operating leases;

•	$540.1 million in carrying value of 5.00% senior notes due 2022 ("5.00% Notes");

•
$293.5 million of term loans, entered into independently with four of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”), and FMCC, as well as other third-party financial institutions, primarily to finance the purchase of real estate;

•	$127.7 million under our FMCC Facility;

•	$163.0 million under floorplan notes payable to various manufacturer affiliates and third-party financial institutions for foreign and rental vehicles;

•	$58.0 million under our five-year real estate credit facility (“Real Estate Credit Facility”);

•	$55.4 million of capital lease obligations related to real estate, as well as $40.7 million of estimated interest;

•	$64.6 million of various other debt and other capital lease obligations;

•	$28.7 million of obligations from interest rate risk management activities, as well as $51.8 million of estimated interest associated therewith;

•	$295.7 million of estimated interest payments on floorplan notes payable and other long-term debt obligations;

•	$43.2 million of letters of credit, to collateralize certain obligations, issued under the Acquisition Line; and

•	$42.3 million of other short and long-term purchase commitments.
As of December 31, 2014, we had the following amounts available for additional borrowings under our various credit facilities:

•	$281.9 million under the Floorplan Line of our Revolving Credit Facility, including $39.6 million of immediately available funds;

•
$207.1 million under the Acquisition Line of our Revolving Credit Facility, which is limited based upon a borrowing base calculation within certain debt covenants under the Revolving Credit Facility; and

•	$172.3 million under our FMCC Facility, including $22.5 million of immediately available funds.
In addition, the indentures relating to our other debt instruments allow us to incur additional indebtedness and enter into additional operating leases, subject to certain conditions.
Stock Repurchase Program
From time to time, our Board of Directors gives authorization to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. In November 2014, a new authorization of $100.0 million was approved by the Board of Directors, replacing the prior authorization and any amount remaining. During 2014, we repurchased 537,054 shares at an average price of $68.51 per share, for a total of $36.8 million, leaving $99.4 million available for future repurchases under the Board of Director's November 2014 authorization. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors. We are limited under the terms of the Revolving Credit Facility and Real Estate Credit Facility in our ability to, among other things, repurchase shares of our outstanding common stock and make payments of cash dividends to our stockholders ("Restricted Payment Basket").

Dividends
During 2014, our Board of Directors approved four quarterly cash dividends. The first three dividends were approved and paid at $0.17 per share and the fourth one was increased to $0.19 per share for a total of $0.70 per share, or $17.1 million, for the year ending December 31, 2014. The payment of dividends in the future is subject to the discretion of our Board of Directors, after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments, and other factors. As noted above, under the terms of the Restricted Payment Basket, we are also limited in our ability to make cash dividend payments to our stockholders.
As of December 31, 2014, the Restricted Payment Basket under both facilities was $181.6 million and will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases.
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
The sale of vehicles in Brazil is regulated by federal law, commonly referred to in Brazil as the Ferrari Law. Such law sets forth the terms and conditions of distribution agreements executed among manufacturers and dealerships, specifically with regard to the distribution of cars, trucks, buses, tractors, motorbikes and similar vehicles. In addition, the Ferrari Law establishes the geographical area of a dealership, termination of distribution agreements and their consequences, among other things. Any contractual provision that conflicts with the Ferrari Law is considered void in Brazil. The distribution agreements contemplate the commercialization of vehicles and components fabricated by the manufacturer, the rendering of technical assistance relating to such products and the usage by the dealerships of the manufacturers' brand. According to the Ferrari Law, distribution agreements may be executed for either a determined or an undetermined term. In the case of a distribution agreement executed for a determined term, its initial term may not be less than 5 years. At the end of this initial 5 years term, such distribution agreement will be automatically converted into an undetermined term distribution agreement, unless any of the parties thereto expressly waives such right with a 180 days prior notice. In the case of an early termination of a distribution agreement other than as a result of a persistent breach or force majeure, the Ferrari law entitles the non-breaching party to, among other things, certain termination payments.
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
The following table sets forth the percentage of our new vehicle retail unit sales attributable to our top five manufacturers in terms of percent of new vehicle retail units sold:

Manufacturer	Percentage of New Vehicle Retail Units Sold during the Year Ended December 31, 2014
Toyota	22.4%
Ford	10.7%
Honda	9.4%
Nissan	9.4%
BMW	9.3%

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
Environmental and Occupational Health and Safety Laws and Regulations
Our operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires, and fuel. Consequently, our business is subject to a complex variety of stringent laws and regulations governing management and disposal of materials and wastes, protection of the environment and occupational health and safety. These laws and regulations affect many aspects of our operations, such as requiring the acquisition of permits or other governmental approvals to conduct regulated activities, restricting the manner in which we handle, recycle and dispose of our wastes, incurring capital expenditures to construct, maintain and upgrade pollution control and containment equipment and facilities, imposing specific health and safety criteria addressing worker protection, and imposing substantial liabilities for pollution caused by our operations or attributable to former operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of corrective action and remedial obligations, and issuance of injunctions delaying, restricting or prohibiting some or all of our operations. We may not be able to recover some or any of these costs from insurance.
Most of our dealerships utilize above ground storage tanks and, to a lesser extent, underground storage tanks primarily for storing and dispensing petroleum-based products. Storage tanks in the U.S. are subject to testing, containment, upgrading and removal requirements under the Resource Conservation and Recovery Act, or RCRA, and its state law counterparts. RCRA imposes requirements relating to the handling and disposal of hazardous and non-hazardous wastes and requires us to comply with stringent and costly requirements in connection with our storage and recycling or disposal of the various used fluids, paints, batteries, tires, and fuels generated by our operations. Clean-up or other remedial action may be necessary in the event of leaks or other unauthorized discharges from storage tanks or other equipment operated by us. In addition, water quality protection programs under the Federal Water Pollution Control Act (commonly known as the Clean Water Act) and comparable U.S. state and local programs govern certain wastewater and storm water discharges from our operations, which discharges may require permitting. Similarly, certain sources of air emissions from our operations may be subject to permitting, monitoring and reporting requirements, pursuant to the federal Clean Air Act and related state and local laws. Certain health and safety standards imposed under the Federal Occupational Safety and Health Act or otherwise promulgated by the Occupational Safety and Health administration of the United States Department of Labor and related state agencies are also applicable to protection of the health and safety of our employees.
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
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Consequently, any changes in environmental laws and regulations or re-interpretations of enforcement policies that result in more stringent and costly vehicular pollution control equipment or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our business, results of operations and financial position. For example, U.S. vehicle manufacturers are subject to U.S. federal mandated corporate average fuel economy standards, which will increase substantially from 2013 through model year 2025. Furthermore, based on determinations made by the U.S. Environmental Protection Agency ("EPA"), that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes, the EPA had adopted regulations that, among other things, restrict emissions of greenhouse gases from motor vehicles. Moreover, climate-change legislation and regulatory changes have been made or are being considered at state and federal levels. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of greenhouse gases on vehicles and automotive fuels in the United States could adversely affect prices of and demand for the vehicles we sell.
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
Employees
We believe our relationship with our employees is favorable. As of December 31, 2014, we employed 11,978 (full-time, part-time and temporary) people, of whom:

•	1,620 were employed in managerial positions;

•	2,618 were employed in non-managerial vehicle sales department positions;

•	5,792 were employed in non-managerial parts and service department positions; and

•	1,948 were employed in administrative support positions.
In the U.S., 56 of our employees in New Jersey are represented by a labor union. In Brazil, all employees are represented by a local union. Because of our dependence on vehicle manufacturers, we may be affected by labor strikes, work slowdowns and walkouts at vehicle manufacturing facilities and/or their suppliers. Additionally, labor strikes, work slowdowns and walkouts at businesses participating in the distribution of manufacturers’ products may also affect us.
For further discussion, please read Part I, “Item 1A. Risk Factors.”
Seasonality
We generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year in the U.S., in the first and third quarters in the U.K. and during the third and fourth quarters in Brazil. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. As a result, our consolidated revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. The first quarter is generally the weakest in Brazil, driven by heavy consumer vacations and activities associated with Carnival. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. For the U.K., the first and third calendar quarters tend to be stronger, driven by plate change months of March and September. Other factors unrelated to seasonality, such as changes in economic condition, inventory availability, manufacturer incentive programs or shifts in governmental taxes or regulations may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income.
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
In addition, local economic, competitive and other conditions affect the performance of our dealerships. Since a large concentration of our new vehicle sales are in the states of Texas and Oklahoma (44.5%) for the year ended December 31, 2014 which are dependent upon a vibrant oil and gas economy, the decline in commodity prices could have an adverse effect on our business and results of operations in those regions. Our results of operations depend substantially on general economic conditions and spending habits in those regions of the U.S. where we maintain most of our operations.
We are subject to a concentration of risk in the event of financial distress, merger, sale or bankruptcy, including potential liquidation, of, or other adverse economic impacts on, certain major vehicle manufacturers.
Toyota, Nissan, Honda, Ford, BMW, Volkswagen, Hyundai, Daimler, Chrysler and General Motors dealerships represented approximately 96.7% of our total new vehicle retail units sold in 2014. In particular, sales of Toyota/Scion/Lexus new vehicles represented 26.7% of our new vehicle unit sales in 2014. The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our dealerships an attractive, high quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, incentives, floorplan assistance and advertising assistance. A discontinuation or change in our manufacturers’ warranty and incentive programs could adversely affect our business. Third, manufacturers provide product warranties and, in some cases, service contracts to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts and bill the manufacturer directly as opposed to invoicing the customer. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our dealerships.
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
A manufacturer may also limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. For example, in the U.S. we may acquire only six primary Lexus dealerships or six outlets nationally. As of December 31, 2014, we owned three primary Lexus dealerships. Also, under the manufacturer’s interpretation of existing guidelines, as of December 31, 2014, we owned the maximum number of Toyota dealerships permitted in the Gulf States region, which is comprised of Texas, Oklahoma, Louisiana, Mississippi and Arkansas, and in the Boston region, which is comprised of Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont.
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
We will continue to need substantial capital in order to acquire additional automobile dealerships. We currently intend to finance future acquisitions by using cash generated from operations, borrowings under our acquisition lines, proceeds from debt and/or equity offerings and/or issuing shares of our common stock as partial consideration for acquired dealerships. If potential acquisition candidates are unwilling to accept our common stock, we will rely solely on available cash or proceeds from debt or equity financings, which could adversely affect our acquisition program. Access to funding through the debt or equity capital markets could become challenging in the future. Also, in the future, the cost of obtaining money from the credit markets could increase if lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt at maturity on terms similar to current debt or at all, and reduce or, in some cases, cease to provide funding to borrowers. Accordingly, our ability to complete acquisitions could be adversely affected if the price of our common stock is depressed or if our access to capital is limited.
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
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law (the "Dodd-Frank Act") and established the Consumer Financial Protection Bureau (the “CFPB”) with broad regulatory powers. Although automotive dealers are generally excluded from the CFPB’s regulatory authority, we are required to comply with regulations applicable to privacy notices, and the CFPB has announced its intention to regulate automotive financing activities through its regulation of automotive finance companies and other financial institutions that service the automotive industry. The CFPB has issued regulatory guidance instructing financial institutions to monitor dealer loans for potential discrimination resulting from the system used to compensate dealers for assisting in the customer financing transaction. The CFPB has instructed lenders that, if discrimination is found, the lender would be required to change dealer compensation practices. If this initiative substantially restricts our ability to generate revenue from arranging financing for our customers for the purchase of vehicles, the result could have an adverse effect on our business and results of operations.
In addition, the Dodd-Frank Act established federal oversight and regulation of derivative markets and entities, such as us, that participate in those markets. The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.
Pursuant to the Dodd-Frank Act, the CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and exchange trading. To the extent we engage in such transactions that are or become subject to such rules in the future, we will be required to comply or to take steps to qualify for an exemption to such requirements. In addition, the Dodd-Frank Act requires that regulators establish margin rules for uncleared swaps. Although we believe that we qualify for the end-user exceptions to the mandatory clearing and margin requirements with respect to swaps entered to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging.
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

In the course of our operations, we generate, handle, store and recycle or dispose of various used products and wastes. These business activities are subject to stringent federal, regional, state and local laws and regulations governing the release of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations upon our operations including the acquisition of permits to conduct regulated activities, the imposition of restrictions on where or how to manage or dispose of used products and wastes, the incurrence of capital expenditures to limit or prevent releases of such material, and the imposition of substantial liabilities for pollution resulting from our operations. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial and corrective action obligations, and the issuance of injunctions limiting or preventing some or all of our operations.
There is a risk of incurring significant environmental costs and liabilities in the operations or our automotive dealerships due to our handling of regulated used products and wastes, because of releases arising in the course of our operations, especially from storage tanks, and due to contamination arising from historical operations and waste disposal practices, including by predecessor operators or owners over whom we had no control or supervision. We could be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken.
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations that result in more stringent and costly pollution control equipment or waste containment, management or disposal requirements could have a material adverse effect on our business, results of operation and financial condition. For instance, vehicle manufacturers are currently subject to federally mandated corporate average fuel economy standards, which require most manufacturers to modify their engines to achieve a fleet-wide average fuel efficiency equivalent of 35.5 miles per gallon by model year 2017 and to achieve a fuel efficiency equivalent of 54.5 miles per gallon by 2025. These increased fuel efficiency requirements are expected to increase the cost of new vehicles over time, which could potentially result in a reduction in new vehicle sales. Also, based on determinations made by the EPA that emissions of greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes, Congress and numerous states have from time to time considered and — in the case of some states, adopted — legislation to restrict greenhouse gases. Moreover, the EPA has adopted rules under existing provisions of the federal Clean Air Act that require a reduction in emissions of greenhouse gases from motor vehicles, require certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources, and require monitoring and reporting of greenhouse gas emissions from specified sources on an annual basis. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of greenhouse gases from our operations or on vehicles and automotive fuels in the United States could adversely affect prices of and demand for the vehicles we sell which could adversely affect our revenues and earnings. Please see “Item 1. Business — Governmental Regulations — Environmental and Occupational Health and Safety Laws and Regulations” for more information.
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
The automotive retail industry is highly competitive. Depending on the geographic market, we compete with:

•	franchised automotive dealerships in our markets that sell the same or similar makes of new and used vehicles that we offer, occasionally at lower prices than we do;

•	other national or regional affiliated groups of franchised dealerships and/or of used vehicle dealerships;

•	private market buyers and sellers of used vehicles;

•	internet-based vehicle brokers that sell vehicles obtained from franchised dealers directly to consumers;

•	auto parts retailers;

•	local, regional and national collision centers;

•	service center chain stores; and

•	independent service and repair shops.
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
A data security breach with regard to personally identifiable information (“PII”) about our customers or employees could negatively affect operations and result in high costs.
The protection of customer, employee, and our data is critical to our business. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across business units. In addition, customers have a high expectation that we will adequately protect their PII from cyber-attack or other security breaches. A significant breach of customer, employee, or our data could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines, or lawsuits.
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

We may be exposed to liabilities under the Foreign Corrupt Practices Act and similar anti-corruption laws, and any determination that we violated such laws could have a material adverse effect on our business.
We are subject to the FCPA and similar anti-bribery and anti-corruption laws that generally prohibit companies and their personnel and intermediaries from offering, authorizing, or making improper payments to government officials for the purpose of obtaining or retaining business, or securing some improper advantage in business or engaging in conduct involving money-laundering. We do business and may do additional business in the future in countries and regions where strict compliance with anti-bribery laws may not be customary. Our personnel and intermediaries may face, directly or indirectly, corrupt demands by government officials, political parties and officials, tribal or insurgent organizations, or private entities in the countries in which we operate or may operate in the future. As a result, we face the risk that an unauthorized payment or offer of payment could be made by one of our employees or intermediaries, even if such parties are not always subject to our control or are not themselves subject to the FCPA or other anti-bribery laws to which we may be subject. Existing compliance safeguards and any future improvements may not prevent all such conduct, and it is possible that our employees and intermediaries may engage in conduct for which we might be investigated by U.S. and other authorities, and held responsible. Violations of the FCPA and other anti-bribery and other anticorruption laws (either due to our acts or our inadvertence) may result in criminal and civil sanctions and could subject us to other liabilities in the U.S. and elsewhere. Even allegations of such violations could disrupt our business and result in a material adverse effect on our business and operations.
Our growth in emerging markets, such as Brazil, is subject to special risks that could have a material adverse effect on our operations.
Many emerging markets have experienced growth rates in excess of the world's largest markets, leading to an increased contribution to the industry's global performance. As a result, we have been employing strategies to grow in emerging markets. Executing on this growth strategy, we acquired UAB Motors Participações S.A. (“UAB Motors”) in February 2013, which allowed us to enter the Brazilian market. There is no assurance that our growth strategies in an emerging market, such as Brazil, will be successful or that Brazil will continue to sustain growth rates. In addition, Brazil, as an emerging market country may be particularly vulnerable to periods of financial instability or significant currency fluctuations as discussed above under “We are subject to risks associated with our non-U.S. operations that could have a material adverse effect on our business, results of operations and financial condition,” which can adversely affect our results. Further, our growth in emerging markets by acquisition of existing dealerships, such as our acquisition of UAB Motors, is subject to additional risk as discussed under “Our ability to acquire new dealerships and successfully integrate those dealerships into our business could adversely affect the growth of our revenues and earnings” above.
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

Item 1B. Unresolved Staff Comments
On September 30, 2014, the Company received a letter from the Staff of the SEC’s Division of Corporation Finance as part of its review of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed on March 3, 2014, and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, as filed on August 4, 2014. The Company responded to that letter on October 14, 2014, which has been followed by a series of new letters and comments from the Staff and Company responses. Most of the Staff’s comments have been resolved. The only remaining unresolved comment relates to the Company’s determination of its reporting units for the testing of goodwill for impairment in accordance with ASC 350-20-35. More specifically, the unresolved comment relates to the Company’s aggregation of its components into four reporting units, corresponding with its four regions, on the basis of economic similarity.
Based on the results of its annual impairment test for 2014, the Company determined that the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (i.e., step one of the impairment test). As a result, the Company was not required to conduct the second step of the impairment test.
Although we believe our procedures comply with applicable accounting requirements, we may be required to change these procedures or amend our previously filed reports filed pursuant to the Exchange Act as a result of the SEC’s review. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results. Consequently, the information in this Form 10-K or our other earlier SEC filings may change and information in our future SEC filings may differ. The Company will continue to work with the Staff to resolve outstanding comments.

Item 2. Properties
We presently lease our corporate headquarters, which is located at 800 Gessner, Suite 500, Houston, Texas. In addition, as of December 31, 2014, we had 195 franchises situated in 150 dealership locations throughout the U.S., U.K. and Brazil. As of December 31, 2014, we leased 81 of these dealership locations and owned the remainder. We have one location in Massachusetts, one location in Alabama, one location in California and one in Brazil where we lease the land, but own the building facilities. These locations are included in the leased column of the table below.

		Dealerships
Region	Geographic Location	Owned	Leased
East	Georgia	8	—
	Massachusetts	4	3
	New Jersey	4	2
	Louisiana	1	2
	Mississippi	3	—
	Florida	3	—
	South Carolina	3	1
	Maryland	2	—
	Alabama	1	1
	New Hampshire	1	2
		30	11
West	Texas	17	31
	Kansas	4	—
	Oklahoma	2	11
	California	3	6
	Louisiana	1	—
		27	48
International	United Kingdom	12	5
	Brazil	—	17
Total		69	81
We use a number of facilities to conduct our dealership operations. Each of our dealerships may include facilities for (1) new and used vehicle sales, (2) vehicle service operations, (3) retail and wholesale parts operations, (4) collision service operations, (5) storage and (6) general office use. Prior to 2005, we tried to structure our operations so as to avoid the ownership of real property. In connection with our dealership acquisitions, we generally sought to lease, rather than acquire, the facilities on which the acquired dealerships were located. We generally entered into lease agreements with respect to such facilities that have 30-year total terms, consisting of 15-year initial terms and three five-year option periods, at our option. However, since 2005, we have strategically increased the number of purchased properties. As a result, we own 46.0% of our dealership properties as of December 31, 2014, an increase from 43.2% as of December 31, 2013. See Note 18 to our Consolidated Financial Statements, “Operating Leases.”
Since 2005, Group 1 Realty, Inc., one of our wholly-owned subsidiaries, has typically acquired the property in connection with our U.S. dealership acquisitions and relocations and acts as the landlord for those dealership operations. For the year ended December 31, 2014, we acquired $137.0 million of real estate, of which $74.4 million was purchased in conjunction with our dealership acquisitions. With these acquisitions, the capitalized value of the real estate used in operations that we owned was $746.1 million as of December 31, 2014. Of this capitalized value, $666.8 million is mortgaged through our Real Estate Credit Facility or another real estate related borrowing arrangement. The related mortgage indebtedness outstanding as of December 31, 2014 was $396.8 million.
We do not believe that any single facility is material to our operations and, if necessary, we would obtain a replacement facility.

Item 3. Legal Proceedings
From time to time, our dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, as well as claims involving the manufacturer of automobiles, contractual disputes and other matters arising in the ordinary course of business. Due to the nature of the automotive retailing business, we may be involved in legal proceedings or suffer losses that could have a material adverse effect on our business. In the normal course of business, we are required to respond to customer, employee and other third-party complaints. Amounts that have been accrued or paid related to the settlement of litigation are included in Selling, General and Administrative expenses (“SG&A”) in our Consolidated Statements of Operations. In addition, the manufacturers of the vehicles that we sell and service have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge us back for amounts determined to be invalid payments under the manufacturers’ programs, subject to our right to appeal any such decision. Amounts that have been accrued or paid related to the settlement of manufacturer chargebacks of recognized incentives and rebates are included in cost of sales in our Consolidated Statements of Operations, while such amounts for manufacturer chargebacks of recognized warranty-related items are included as a reduction of revenues in our Consolidated Statements of Operations.
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
Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “GPI.” There were 53 holders of record of our common stock as of February 20, 2015. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
The following table presents the quarterly high and low sales prices for our common stock, as reported on the New York Stock Exchange Composite Tape under the symbol “GPI” and dividends paid per common share for 2013 and 2014:

	High	Low	Dividends Declared
2013:
First Quarter	$69.00	$57.51	$0.15
Second Quarter	66.00	54.91	0.16
Third Quarter	82.40	64.36	0.17
Fourth Quarter	78.54	61.20	0.17
2014:
First Quarter	$71.26	$59.37	$0.17
Second Quarter	84.59	60.31	0.17
Third Quarter	87.38	71.50	0.17
Fourth Quarter	93.23	65.49	0.19
We expect comparable cash dividends to be paid in the future. However, payment of dividends in the future is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility and Real Estate Credit Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss (the "Restricted Payment Basket"). As of December 31, 2014, the Restricted Payment Basket under both facilities was $181.6 million. The Restricted Payment Basket will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases.

Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The graph compares the performance of our common stock to the S&P 500 Index and to an industry peer group for our last five fiscal years. The members of the peer group are Asbury Automotive Group, Inc., AutoNation, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc. and Sonic Automotive, Inc. The source for the information contained in this table is Zack's Investment Research, Inc.
The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the S&P 500 Index and the peer group was $100 on the last trading day of December 2009, and that all dividends were reinvested. Performance data for Group 1 Automotive, Inc., the S&P 500 Index and for the peer group is provided as of the last trading day of each of our last five fiscal years.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS
AMONG GROUP 1 AUTOMOTIVE, INC., S&P 500 INDEX AND A PEER GROUP

TOTAL RETURN BASED ON $100 INITIAL INVESTMENT & REINVESTMENT OF DIVIDENDS

Measurement Date	Group 1 Automotive, Inc.	S&P 500	Peer Group
December 2009	$100.00	$100.00	$100.00
December 2010	147.68	115.06	139.63
December 2011	185.28	117.49	174.63
December 2012	224.12	136.30	223.56
December 2013	259.31	180.44	318.76
December 2014	330.15	205.14	379.01

Recent Sales of Unregistered Securities
On June 2, 2014, we issued $350.0 million aggregate principal amount of our 5.00% Senior Notes due 2022. Subsequently, on September 9, 2014, we issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. For a detailed description of the 5.00% Notes, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Sources and Uses of Liquidity from Financing Activities.”
Purchases of Equity Securities by the Issuer
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands, excluding commissions)
October 1 - October 31, 2014	30,000	$82.14	30,000	$35,223
November 1 - November 30, 2014	—	$—	—	$35,223
December 1 - December 31, 2014	6,800	$83.27	6,800	$99,434
Total	36,800	$82.35	36,800
(1) From time to time, our Board of Directors gives authorization to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. During the three months ended December 31, 2014, 36,800 shares were repurchased for a total cost of $3.0 million. In November 2014, the Board of Directors approved a new authorization of $100.0 million, which replaced the prior $75.0 million authorization. The shares may be repurchased from time to time in open market or privately negotiated transactions, depending on market conditions, at our discretion, and funded by cash from operations. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

Item 6. Selected Financial Data
The following selected historical financial data as of December 31, 2014, 2013, 2012, 2011, and 2010, and for the five years in the period ended December 31, 2014, have been derived from our audited Consolidated Financial Statements. This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.
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

	Year Ended December 31,
	2014	2013	2012	2011	2010
		(In thousands, except per share amounts)
Income Statement Data:
Revenues	$9,937,889	$8,918,581	$7,476,100	$6,079,765	$5,509,169
Cost of sales	8,489,951	7,626,035	6,358,848	5,119,165	4,632,136
Gross profit	1,447,938	1,292,546	1,117,252	960,600	877,033
Selling, general and administrative expenses	1,061,964	976,856	848,446	735,229	693,635
Depreciation and amortization expense	42,344	35,826	31,534	27,063	26,455
Asset impairments	41,520	6,542	7,276	4,805	10,840
Income (loss) from operations	302,110	273,322	229,996	193,503	146,103
Other income and (expense):
Floorplan interest expense	(41,614)	(41,667)	(31,796)	(27,687)	(34,110)
Other interest expense, net	(49,693)	(38,971)	(37,465)	(33,722)	(27,217)
Gain (loss) on extinguishment of long-term debt	(46,403)	—	—	—	(3,872)
Other expense, net	—	(789)	—	—	—
Income from continuing operations before income taxes	164,400	191,895	160,735	132,094	80,904
Provision for income taxes	(71,396)	(77,903)	(60,526)	(49,700)	(30,600)
Net income	$93,004	$113,992	$100,209	$82,394	$50,304

	Year Ended December 31,
	2014	2013	2012	2011	2010
		(In thousands, except per share amounts)
Earnings per common share:
Basic:
Net income	$3.82	$4.72	$4.39	$3.50	$2.09
Diluted:
Net income	$3.60	$4.32	$4.19	$3.47	$2.09
Dividends per share	$0.70	$0.65	$0.59	$0.48	$0.10
Weighted average common shares outstanding:
Basic	23,380	23,096	21,620	22,157	22,767
Diluted	24,885	25,314	22,688	22,409	22,788

	December 31,
	2014	2013	2012	2011	2010
		(Dollars in thousands)
Balance Sheet Data:
Working capital	$113,020	$102,762	$170,603	$130,637	$124,300
Inventories	1,556,705	1,542,318	1,194,288	867,470	777,771
Total assets	4,141,492	3,819,478	3,023,015	2,476,343	2,201,964
Floorplan notes payable — credit facility and other (1)	1,103,630	1,086,906	856,698	609,738	560,840
Floorplan notes payable — manufacturer affiliates (2)	285,156	346,572	211,965	155,980	103,345
Real Estate Credit Facility, including current portion	58,003	67,719	56,677	41,003	42,600
Long-term debt, including current portion (3)	1,023,464	631,359	521,010	456,261	423,539
Temporary Equity (4)	—	29,094	32,505	—	—
Stockholders’ equity	$978,010	$1,035,175	$860,284	$807,100	$784,368
Long-term debt to capitalization (5)	53%	40%	39%	38%	37%
(1) Includes immediately available funds of $39.6 million, $56.2 million, $112.3 million, $109.2 million, and $129.2 million, respectively, that we temporarily invest as an offset to the gross outstanding borrowings, as well as, $5.5 million and $18.1 million as of December 31, 2014 and 2013, respectively, of floorplan borrowings under credit facilities with financial institutions in Brazil.
(2) Includes immediately available funds of $22.5 million as of December 31, 2014 that we temporarily invest as an offset to the gross outstanding borrowings.
(3) Includes the 5.00% Senior Notes, Acquisition Line, and other long-term debt and excludes short-term financing.
(4) Redeemable equity portion of the 3.00% convertible notes reclassified from additional paid in capital.
(5) Includes temporary equity as a component of capitalization.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with Part I, including the matters set forth in “Item 1A. Risk Factors,” and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. We are aligned into four geographic regions: the East and West Regions in the U.S., the U.K. Region, and the Brazil Region. Consistent with how our chief operating decision maker evaluates performance and allocates resources, we treat each region as a separate operating segment. Each U.S. region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their regions. The financial matters of each U.S. region are managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Further, the East and West Regions of the U.S. are economically similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments. As a result, we aggregate the East and West Regions of the U.S. into one reportable segment. As such, our three reportable segments are the U.S., which includes the activities of our corporate office, the U.K. and Brazil.
As of December 31, 2014, we owned and operated 149 franchises, representing 29 brands of automobiles, at 116 dealership locations and 28 collision service centers in the U.S., 25 franchises at 17 dealerships and six collision centers in the U.K., and 21 franchises at 17 dealerships and four collision centers in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, Oklahoma, South Carolina, and Texas in the U.S., in 16 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo, Parana and Mato Grosso do Sul in Brazil.
We typically seek to acquire large, profitable, well-established and well-managed dealerships that are leaders in their respective market areas. From January 1, 2010 through December 31, 2014, we have purchased 89 franchises with expected annual revenues, estimated at the time of acquisition, of $3.6 billion and been granted eight new franchises by our manufacturers, with expected annual revenues, estimated at the time of acquisition, of $140.2 million. In 2014 alone, we acquired seven dealerships and were granted two franchises in the U.S. The Company also acquired one dealership and was granted one franchise in Brazil and three dealerships in the U.K. These acquisitions have expected annual revenues, estimated at the time of acquisition, of $910.0 million. We make disposition decisions based principally on the rate of return on our capital investment, the location of the dealership, our ability to leverage our cost structure, the brand, future capital investments required and existing real estate obligations. From January 1, 2010 through December 31, 2014, we disposed of or terminated 38 franchises with annual revenues of approximately $984.0 million. Specifically, during 2014, we disposed of seven dealerships and one franchise in the U.S. and three dealerships in Brazil with annual revenues of approximately $450.0 million. In the following discussion and analysis, we report certain performance measures of our newly acquired and disposed dealerships separately from those of our existing dealerships.
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
Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, as well as service and collision repair services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, consumer discretionary spending, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices, and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, service and collision repair services, as well as our ability to reduce our costs in response to lower sales. Our results of operations depend substantially on general economic conditions and spending habits in those regions of the U.S. where we maintain most of our operations. With the recent decline in commodity prices, which have led to significant declines in the price of gasoline, we may experience increased sales in regions not directly affected by the oil and gas economy.

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
According to U.S. industry experts, the annual new light vehicle unit sales for 2014 increased 918 thousand units, or 5.9%, to 16.5 million units, compared to 15.6 million units in 2013. The U.K. economy represents the sixth largest economy in the world. The U.K. remained the second largest market in the EU, surpassing the region's 5.7% average growth. Light vehicle registrations in the U.K. increased 9.3% to 2.5 million during 2014 as compared to the same period a year ago. Brazil represents the seventh largest economy in the world and the fourth largest car market. Recently, the Brazilian economy has been one of the fastest growing economies in the world. However, the Brazilian economy is facing many challenges and is not demonstrating significant growth at the moment. Light vehicle industry unit sales in Brazil declined 7.6% during 2014 to 3.3 million as compared to the same period a year ago. And in 2014, the Brazilian economy experienced a rise in inflation and interest rates and a decrease in the value of the Brazilian real compared to the U.S. dollar.
On a consolidated basis for the year ended December 31, 2014, our total revenues increased 11.4% from 2013 to $9.9 billion and gross profit improved 12.0% to $1.4 billion. For the years ended December 31, 2013 and 2012, total revenues were $8.9 billion and $7.5 billion, respectively. For the years ended December 31, 2013 and 2012, gross profits were $1,292.5 million and $1,117.3 million, respectively. We generated net income of $93.0 million, or $3.60 per diluted common share for the year ended December 31, 2014, compared to $114.0 million, or $4.32 per diluted share for the year ended December 31, 2013 and $100.2 million, or $4.19 per diluted share for the year ended December 31, 2012. In addition to the matters described above, the following factors impacted our financial condition and results of operations in 2014, 2013, and 2012:
Year Ended December 31, 2014:

•	Extinguishment of Long-Term Debt: During the year, our 2014 results were negatively impacted by the extinguishment of our 2.25% Notes and 3.00% Notes. The aggregate loss for 2014 was $46.4 million.

•
Asset Impairments: Primarily related to our determination that the fair value of indefinite-lived intangible franchise rights related to certain of our franchises did not exceed their carrying value and an impairment charge was required, we recorded a $31.0 million pretax non-cash impairment charge. We also recognized a total of $10.5 million in pre-tax non-cash asset impairment charges related to impairment of various real estate holdings and other long-lived assets.

•
Non-Cash Interest Expense: Our 2014 results were negatively impacted by $7.2 million of non-cash interest expense relative to the amortization of the discount associated with our 2.25% Notes and 3.00% Notes representing the impact of the accounting for convertible debt as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt (“ASC 470”).

•
Catastrophic Events: During the year, our 2014 results were negatively impacted by several catastrophic events. Insurance deductibles and other related expenses caused by snow storms, windstorms, and hail damage, were recognized as SG&A expense for a total of $2.8 million.

•	Real Estate and Dealership Disposition Transactions: Positively impacting our 2014 results was a pre-tax net gain on sale of dealerships of $13.3 million.

•	Foreign Deductible Goodwill: We recognized a $3.4 million tax benefit in 2014, as a result of a restructuring in Brazil that created tax deductible goodwill.
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
Key Performance Indicators
The following table highlights certain of the key performance indicators we use to manage our business:
Consolidated Statistical Data

	For the Year Ended December 31,
	2014	2013	2012
Unit Sales
Retail Sales
New Vehicle	166,896	155,866	128,550
Used Vehicle	109,873	98,813	85,366
Total Retail Sales	276,769	254,679	213,916
Wholesale Sales	54,602	50,736	43,756
Total Vehicle Sales	331,371	305,415	257,672
Gross Margin
New Vehicle Retail Sales	5.4%	5.5%	5.8%
Total Used Vehicle Sales	6.5%	6.8%	7.3%
Parts and Service Sales	52.8%	52.5%	52.4%
Total Gross Margin	14.6%	14.5%	14.9%
SG&A as a % of Gross Profit	73.3%	75.6%	75.9%
Operating Margin	3.0%	3.1%	3.1%
Pretax Margin	1.7%	2.2%	2.1%
Finance and Insurance Revenues per Retail Unit Sold	$1,324	$1,223	$1,215
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references may be made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.

Our results are impacted by changes in exchange rates relating to our U.K and Brazil segments. As exchange rates fluctuate, our results of operations as reported in U.S. dollars fluctuate. For example, if the British pound were to strengthen against the U.S. dollar, our U.K. results of operations would translate into more U.S. dollar reported results. The British pound strengthened against the U.S. dollar as the average rate during the twelve months ended December 31, 2014 increased 5.1%, as compared to the same period in 2013. The Brazilian real weakened against the U.S. dollar as the average rate during the twelve months ended December 31, 2014 declined 8.5% as compared to the same period in 2013.

2014 compared to 2013
Our consolidated revenues from new vehicle retail sales increased 9.9% for the twelve months ended December 31, 2014, as compared to the same period in 2013. This growth was primarily a result of better industry conditions in the both the U.S. and U.K., dealership acquisition activity, and the execution of initiatives made by our operating team. The U.S. industry sales has risen to 16.5 million units for the year ended 2014 as compared to 15.6 million units for the same period in 2013. Our new vehicle revenue growth in the U.S. and U.K. was partially offset by weakening economic conditions in Brazil due to decreased consumer confidence, disruptions from the 2014 FIFA World Cup activities and the effect of unfavorable changes in foreign exchange rates in 2014 relative to 2013. Consolidated new vehicle retail gross margin declined 10 basis points to 5.4% for the year ended December 31, 2014, as compared to the same period in 2013, reflecting the competitive selling environment in the U.S., as well as the weaker Brazilian economy.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our revenues from used vehicle retail sales increased 14.0% for the twelve months ended December 31, 2014, as compared to the same period in 2013. The improving economic environment in the U.S. that has benefited new vehicle sales also supported improved used vehicle demand. Used vehicle retail gross profit increased, primarily reflecting growth in used vehicle retail unit sales of 11.2%, as compared to 2013. Partially offsetting these improvements was a decline in used vehicle retail gross margin of 40 basis points for year ended December 31, 2014, as compared to the same period in 2013. Used vehicle margins are generally lower in our U.K. and Brazil segments, therefore, the decline in consolidated used vehicle gross margin partially relates to the mix shift effect, as a result of a larger contribution from our foreign segments. Further, the U.S. market softened during the second half of 2014 as a result of strong new vehicle selling environment that shifted some customers from used to new vehicles.
Our parts and service sales increased 11.4%, for the year ended December 31, 2014, as compared to the same period in 2013. This growth was driven by increases in all aspects of our business: wholesale parts, collision, warranty parts and service, and customer-pay parts and service. Generally, this is due to an increase in the number of the late-model vehicles in operation, dealership acquisition activity, and the execution of management initiatives. Specifically, the improvement in our collision sales was the result of enhanced operational processes, the addition of technicians to add operating capacity and the expansion of our relationships with insurance providers. Our warranty revenues were bolstered from high volume recall campaigns in the U.S. by original equipment manufacturers ("OEMs"), including General Motors, BMW, Toyota and Ford. Our parts and service gross margin increased 30 basis points for the twelve months ended December 31, 2014, as compared to the same period in 2013, with improving U.S. and Brazilian margins more than offsetting the decline in the U.K.
Our consolidated finance and insurance revenues per retail unit ("PRU") sold increased $101 for the twelve months ended December 31, 2014, as compared to the same period in 2013, primarily as a result of increased income per contract and penetration rates from most of our major U.S. product offerings. Finance and insurance PRU also improved in both the U.K. and Brazil segments for the year ended 2014 by $131 and $95, respectively, as compared to 2013, resulting from enhancements to selling processes and strategic training efforts.
Our total gross margin increased ten basis points for the year ended December 31, 2014, as compared to the same period in 2013, as improvements in the parts and service, as well as finance and insurance sectors of our business were partially offset by new and used vehicle retail performance.
Our consolidated SG&A expenses increased in absolute dollars for the twelve months ended December 31, 2014, as compared to 2013, primarily as a result of dealership acquisitions, as well as the correlation to vehicle sales volumes. However, SG&A expenses as a percentage of gross profit decreased by 230 basis points to 73.3% for the twelve months ended 2014 as compared to the same period in 2013, reflecting leverage of our cost structure realized with the improved revenue and gross profit, the impact of a decline in charges for catastrophic events and business acquisition costs incurred in 2013, as well as gains on real estate and dealership transactions in 2014.
For the twelve months ended December 31, 2014, floorplan interest expense decreased 0.1%, as compared to 2013. The decline was driven by a 35 basis point decrease in our weighted average floorplan interest rate for the twelve months ended December 31, 2014 as compared to the same period in 2013. This decline primarily represents the full year effect of a decline in our floorplan borrowing rate in the U.S. of 25 basis points that was effective on June 20, 2013 with the amendment to our Revolving Credit Facility. Substantially offsetting this decline was an increase of $138.9 million in our weighted average floorplan borrowings outstanding as U.S. floorplan borrowings rose to support dealership acquisitions and higher sales rates. The increase in our weighted average floorplan borrowing in the U.S. was partially offset by a decline in our Brazil segment as a result of our decision to refinance a portion of our floorplan borrowings with a working capital line of credit that reduced the overall interest rate that we are charged and redistributed the borrowings and associated interest charges to other long-term debt and interest expense categories. Other interest expense, net increased 27.5% for the year ended December 31, 2014, primarily reflecting the impact of the 5.00% Notes offering. The vast majority of the proceeds from the 5.00% Notes offering were used to extinguish our 2.25% Notes and our 3.00% Notes. In addition, other interest expense increased in our Brazil segment as discussed above.
The combination of all of these factors, including $41.5 million of non-cash asset impairments, resulted in an operating margin of 3.0% for the twelve months ended December 31, 2014, which reflects a 10 basis-point decrease from 2013.
2013 compared to 2012
Over the course of 2013, our industry experienced an increase in new vehicle unit sales. Our consolidated new vehicle retail sales revenues increased 21.8% for the twelve months ended December 31, 2013 as compared to 2012. This growth primarily reflects an increase in new vehicle unit sales of 21.2% for the year ended December 31, 2013, as compared to the same period in 2012, as a result of dealership acquisition activity, improved industry sales in the U.S., better industry conditions in the U.K., improved inventory levels, and the execution of initiatives by our operating team. New vehicle retail gross margin declined during the year ended December 31, 2013, as gross profit per retail unit sold decreased in most of our brands, primarily reflecting the increasingly competitive nature of the industry.
Our used vehicle retail sales revenues increased 16.1% for the twelve months ended December 31, 2013 as compared to 2012. This growth primarily reflects an increase in used vehicle unit sales of 15.8% for the year ended December 31, 2013 as compared to 2012, including the impact of our dealership acquisitions in the U.K. and Brazil. The improving U.S. economic environment that benefited new vehicle sales also supported increased used vehicle demand. Used vehicle retail gross margin declined 40 basis points for the twelve months ended December 31, 2013 as compared to 2012. Used vehicle margins are generally lower in our U.K. and Brazil segments. Therefore, the decline in consolidated used vehicle gross margin partially relates to the mix shift effect, as a result of a larger contribution from these foreign segments.
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
We arrange financing for customers through various institutions and receive financing fees based on the difference between the loan rates charged to customers and wholesale financing rates set by the financing institution. In addition, we receive fees from the sale of insurance and vehicle service contracts to customers. Further, through agreements with certain vehicle service contract administrators, we earn volume incentive rebates and interest income on reserves, as well as participate in the underwriting profits of the products. We may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles and a reserve for future amounts which might be charged back is established based on our historical chargeback results and the termination provisions of the applicable contracts. While chargeback results vary depending on the type of contract sold, a 10% increase in the historical chargeback results used in determining estimates of future amounts which might be charged back would have increased the reserve at December 31, 2014, by $2.9 million.
Inventories. New, used and demonstrator vehicle inventories are carried at the lower of specific cost or market and are removed from inventory using the specific identification method in the Consolidated Balance Sheets. Parts and accessories inventories are valued at lower of cost (determined on a first-in, first-out basis) or market in the Consolidated Balance Sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. Additionally, we receive interest assistance from some of our automobile manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on our Consolidated Balance Sheets and as a reduction to cost of sales in our Statements of Operations as the vehicles are sold. At December 31, 2014 and 2013, inventory cost had been reduced by $8.8 million and $9.0 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales was reduced by $45.1 million, $38.5 million, and $33.9 million for interest assistance received related to vehicles sold for the years ended December 31, 2014, 2013, and 2012, respectively. The assistance over the past three years has ranged from approximately 87.3% of our quarterly floorplan interest expense in the first quarter of 2013 to 117.7% for the fourth quarter of 2014.
As the market value of inventory typically declines over time, we establish new and used vehicle reserves based on our historical loss experience and considerations of current market trends. These reserves are charged to cost of sales and reduce the carrying value of inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which we operate is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via our used vehicle management software and the industry expertise of the responsible used vehicle manager. Valuation risk is partially mitigated, by the speed at which we turn this inventory. At December 31, 2014, our used vehicle days’ supply was 33 days.
We incur shipping costs in connection with selling the parts to customers. The cost of shipping these parts is included in cost of sales on the Consolidated Statements of Operations.
Goodwill. Each of our four regions represents a reporting unit for the purpose of assessing goodwill for impairment. Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Annually in the fourth quarter, based on the carrying values of our regions as of October 31st, we perform a fair value and potential impairment assessment of goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator).

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
We use a combination of the discounted cash flow, or income approach (80% weighted), and the market approach (20% weighted) to determine the fair value of our reporting units. Included in the discounted cash flow are assumptions regarding revenue growth rates, future gross margins, future SG&A expenses and an estimated weighted average cost of capital ("WACC"). We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Specifically, with regards to the valuation assumptions utilized in the income approach for the U.S. (which represents our largest two reporting units) as of October 31, 2013, we based our analysis on an estimate of industry sales of 16.6 million units in 2015 and a growth rate of 1.0% a year thereafter to a U.S. industry sales rate of 17.0 million units by 2017. For the market approach, we utilize recent market multiples of guideline companies for both revenue and pretax net income. Each of these assumptions requires us to use our knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for our operations. If any one of the above assumptions change or fails to materialize, the resulting decline in the estimated fair value could result in a material non-cash impairment charge to the goodwill associated with our reporting unit(s).
Intangible Franchise Rights. Our only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. We expect these franchise agreements to continue for an indefinite period and, for agreements that do not have indefinite terms, we believe that renewal of these agreements can be obtained without substantial cost, based on the history with the manufacturer. As such, we believe that our franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2014 and 2013 in the accompanying Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets.
In accordance with guidance primarily codified within ASC 350, Intangibles — Goodwill and Other (“ASC 350”), we evaluate these franchise rights for impairment annually in the fourth quarter, based on the carrying values of our individual dealerships as of October 31st, or more frequently if events or circumstances indicate possible impairment has occurred. In performing our impairment assessments, we test the carrying value of each individual franchise right that was recorded by using a direct value method discounted cash flow model, or income approach, specifically the excess earnings method. Included in this analysis are assumptions, at a dealership level, regarding the cash flows directly attributable to the franchise rights, revenue growth rates, future gross margins and future SG&A expenses. Using an estimated WACC, estimated residual values at the end of the forecast period and estimated future capital expenditure requirements, we calculate the fair value of each dealership’s franchise rights.
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
Income Taxes. Currently, we operate in 14 different states in the U.S., in the U.K., and in Brazil, each of which has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, our estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction. We follow the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are recorded based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Each tax position must satisfy a threshold of more-likely-than-not and a measurement attribute for some or all of the benefits of that position to be recognized in a company's financial statements. See Note 7 to our Consolidated Financial Statements, “Income Taxes,” for additional information.
We have recognized deferred tax assets, net of valuation allowances, that we believe will be realized, based primarily on the assumption of future taxable income. As it relates to net operating losses, a corresponding valuation allowance has been established to the extent that we have determined that net income attributable to certain jurisdictions will not be sufficient to realize the benefit.

Fair Value of Assets Acquired and Liabilities Assumed. The fair values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of property and equipment and intangible franchise rights, with the remaining amounts attributable to goodwill, if any. We utilize third-party experts to determine the fair values of property and equipment purchased, including real estate and our fair value model as discussed under "Intangible Franchise Rights" above to determine the fair value of intangible franchise rights acquired.
Derivative Financial Instruments. One of our primary market risk exposures is increasing interest rates. Interest rate derivatives, designated as cash flow hedges, are used to adjust interest rate exposures when appropriate based on market conditions.
We follow the requirements of guidance primarily codified within ASC 815, Derivatives and Hedging (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires us to recognize all cash flow hedges on our Consolidated Balance Sheet at fair value. The related gains or losses on these interest rate derivatives are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in interest expense in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the accompanying Consolidated Statements of Operations. All of our interest rate hedges were designated as cash flow hedges and were deemed to be effective at December 31, 2014, 2013, and 2012.
We measure the carrying value of our interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of our derivative instruments. In measuring fair value, we utilize the option-pricing Black-Scholes present value technique for all of our derivative instruments. This option-pricing technique utilizes a one-month London Interbank Offered Rate (“LIBOR”) forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Our fair value estimate of the interest rate derivative instruments also considers the credit risk of our instruments in a liability position or the counterparty for the instruments in an asset position. The credit risk is calculated by using the spread between the one-month LIBOR yield curve and the relevant average 10 and 20-year retail rate for BB+ S&P rated companies, or 6.2%, as of December 31, 2014. We have determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Accordingly, we have classified the derivatives within Level 2 of the ASC 820 hierarchy framework in Note 13 to our Consolidated Financial Statements, “Fair Value Measurements.” We validate the outputs of our valuation technique by comparison to valuations from the respective counterparties.
Self-Insured Medical, Property and Casualty Reserves. We purchase insurance policies for worker’s compensation, liability, auto physical damage, property, pollution, employee medical benefits and other risks, consisting of large deductibles and/or self-insured retentions.
At least annually, we engage a third-party actuary to conduct a study of the exposures under the self-insured portion of our worker’s compensation and general liability insurance programs for all open policy years. In the interim, we review the estimates within the study and monitor actual experience for unusual variances. The appropriate adjustments are made to the accrual, based upon these procedures. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence our reserve for claims and our financial position, results of operations and cash flows. A 10% increase in the actuarially determined estimate of aggregate future losses would have increased the reserve for these losses at December 31, 2014, by $2.1 million.
Our auto physical damage insurance coverage is limited and contains two layers of coverage. The first layer is composed of a $10.0 million per occurrence company deductible with an annual maximum aggregate deductible of $30.0 million with no maximum payout. The secondary policy provides for an additional $10.0 million, maximum, in annual loss coverage after we have either incurred $20.0 million in company-paid deductibles related to hail loss, or incurred $5.0 million in company-paid deductibles related to any weather event other than hail.
For policy years ended prior to October 31, 2005, our workers’ compensation and general liability insurance coverage included aggregate retention (stop loss) limits in addition to a per claim deductible limit (“Stop Loss Plans”). Due to historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits described above was deemed remote, and as such, we elected not to purchase this stop loss coverage for the policy year beginning November 1, 2005 and for each subsequent year (“No Stop Loss Plans”). Our exposure per claim under the No Stop Loss Plans is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that may be incurred. As of December 31, 2014, we have accrued $0.5 million and $20.3 million for our Stop Loss and No Stop Loss plans, respectively. Our maximum potential exposure under worker's compensation and general liability insurance Stop Loss Plans totaled $34.9 million at December 31, 2014, before consideration of amounts previously paid or accruals recorded related to our loss projections. After consideration of the amounts paid or accrued, the remaining potential loss exposure under the Stop Loss Plans totaled $13.8 million at December 31, 2014.
Variable Interest Entity. In 2013, we entered into arrangements to provide a fixed-interest-rate working capital loan and various administrative services to a related-party entity that owns and operates retail automotive dealerships for a variable fee, both of which constitute variable interests in the entity. Our exposure to loss as a result of our involvement in the entity includes the balance outstanding under the loan arrangement. We hold no equity ownership interest in the entity. We have determined that the entity meets the criteria of a variable interest entity (“VIE”). The terms of the loan and services agreements provide us with the right to control the activities of the VIE that most significantly impact the VIE's economic performance, the obligation to absorb potentially significant losses of the VIE and the right to receive potentially significant benefits from the VIE. Accordingly, we qualified as the VIE's primary beneficiary and consolidated 100% of the assets and liabilities of the VIE as of December 31, 2014 and 2013, as well as 100% of the results of operations of the VIE beginning on the effective date of the variable interests arrangements to December 31, 2013 and for the year ended December 31, 2014.

Results of Operations
The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. For example, for a dealership acquired in June 2013, the results from this dealership will appear in our Same Store comparison beginning in 2014 for the period July 2014 through December 2014, when comparing to July 2013 through December 2013 results. Depending on the periods being compared, the dealerships included in Same Store will vary. For this reason, the 2013 Same Store results that are compared to 2014 differ from those used in the comparison to 2012. Same Store results also include the activities of our corporate headquarters.
The following table summarizes our combined Same Store results for the year ended December 31, 2014 as compared to 2013 and for the year ended December 31, 2013 compared to 2012.
Total Same Store Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2014	% Change	2013	2013	% Change	2012
Revenues
New vehicle retail	$5,237,021	4.3%	$5,022,142	$4,354,540	6.0%	$4,107,638
Used vehicle retail	2,113,710	7.1%	1,973,062	1,794,875	6.0%	1,693,237
Used vehicle wholesale	347,341	8.8%	319,285	276,121	0.4%	275,011
Parts and service	1,032,102	6.3%	970,841	902,905	7.4%	840,383
Finance, insurance and other	339,921	12.1%	303,111	286,837	14.0%	251,544
Total revenues	$9,070,095	5.6%	$8,588,441	$7,615,278	6.2%	$7,167,813
Cost of Sales
New vehicle retail	$4,955,323	4.5%	$4,741,862	$4,121,902	6.6%	$3,868,417
Used vehicle retail	1,956,353	7.7%	1,816,496	1,651,418	6.4%	1,552,222
Used vehicle wholesale	344,358	8.2%	318,407	276,615	1.6%	272,220
Parts and service	487,856	5.6%	462,018	423,023	5.8%	399,997
Total cost of sales	7,743,890	5.5%	7,338,783	6,472,958	6.2%	6,092,856
Gross profit	$1,326,205	6.1%	$1,249,658	$1,142,320	6.3%	$1,074,957
Selling, general and administrative expenses	$977,375	3.5%	$943,897	$858,367	6.2%	$808,218
Depreciation and amortization expenses	$38,577	9.8%	$35,125	$32,418	6.1%	$30,549
Floorplan interest expense	$37,869	(6.6)%	$40,554	$33,771	9.8%	$30,746
Gross margin
New vehicle retail	5.4%		5.6%	5.3%		5.8%
Used vehicle	6.5%		6.9%	6.9%		7.3%
Parts and service	52.7%		52.4%	53.1%		52.4%
Total gross margin	14.6%		14.6%	15.0%		15.0%
SG&A as a % of gross profit	73.7%		75.5%	75.1%		75.2%
Operating margin	3.0%		3.1%	3.2%		3.2%
Finance and insurance revenues per retail unit sold	$1,352	9.3%	$1,237	$1,345	9.0%	$1,234
The discussion that follows provides explanation for the variances noted above. In addition, each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the years ended December 31, 2014, 2013, and 2012.
Our results are impacted by changes in exchange rates relating to our U.K and Brazil segments. As exchange rates fluctuate, our results of operations as reported in U.S. dollars fluctuate. For example, if the British pound were to strengthen against the U.S. dollar, our U.K. results of operations would translate into more U.S. dollar reported results. The British pound strengthened against the U.S. dollar as the average rate during the twelve months ended December 31, 2014 increased 5.1%, as compared to the same period in 2013. The Brazilian real weakened against the U.S. dollar as the average rate during the twelve months ended December 31, 2014 declined 8.5% as compared to the same period in 2013.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2014	% Change	2013	2013	% Change	2012
Retail Unit Sales
Same Stores
U.S.	124,274	4.3%	119,202	119,213	4.3%	114,265
U.K.	13,996	2.2%	13,699	8,428	8.4%	7,778
Brazil	13,847	(16.6)%	16,594	—	—%	—
Total Same Stores	152,117	1.8%	149,495	127,641	4.6%	122,043
Transactions	14,779		6,371	28,225		6,507
Total	166,896	7.1%	155,866	155,866	21.2%	128,550
Retail Sales Revenues
Same Stores
U.S.	$4,276,808	6.2%	$4,027,539	$4,053,242	5.8%	$3,830,652
U.K.	500,004	13.2%	441,537	301,298	8.8%	276,986
Brazil	460,209	(16.8)%	553,066	—	—%	—
Total Same Stores	5,237,021	4.3%	5,022,142	4,354,540	6.0%	4,107,638
Transactions	504,598		202,779	870,381		183,460
Total	$5,741,619	9.9%	$5,224,921	$5,224,921	21.8%	$4,291,098
Gross Profit
Same Stores
U.S.	$218,544	3.3%	$211,545	$211,373	(3.0)%	$217,871
U.K.	33,516	17.9%	28,424	21,265	(0.4)%	21,350
Brazil	29,638	(26.5)%	40,311	—	—%	—
Total Same Stores	281,698	0.5%	280,280	232,638	(2.8)%	239,221
Transactions	29,519		9,595	57,237		8,218
Total	$311,217	7.4%	$289,875	$289,875	17.2%	$247,439
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,759	(0.9)%	$1,775	$1,773	(7.0)%	$1,907
U.K.	$2,395	15.4%	$2,075	$2,523	(8.1)%	$2,745
Brazil	$2,140	(11.9)%	$2,429	$—	—%	$—
Total Same Stores	$1,852	(1.2)%	$1,875	$1,823	(7.0)%	$1,960
Transactions	$1,997	32.6%	$1,506	$2,028	60.6%	$1,263
Total	$1,865	0.3%	$1,860	$1,860	(3.4)%	$1,925
Gross Margin
Same Stores
U.S.	5.1%		5.3%	5.2%		5.7%
U.K.	6.7%		6.4%	7.1%		7.7%
Brazil	6.4%		7.3%	—%		—%
Total Same Stores	5.4%		5.6%	5.3%		5.8%
Transactions	5.9%		4.7%	6.6%		4.5%
Total	5.4%		5.5%	5.5%		5.8%

The following table sets forth our top ten Same Store brands, based on retail unit sales volume and the percentage changes from year to year, as well as Same Store unit sales mix:
Same Store New Vehicle Unit Sales

	For The Year Ended December 31,
	2014	% Change	2013	2013	% Change	2012
Toyota	35,346	4.0%	33,999	32,262	2.3%	31,526
Ford	16,076	(9.4)	17,735	12,444	10.2	11,288
Nissan	15,217	2.6	14,830	12,121	6.5	11,386
Honda	14,057	(2.7)	14,441	10,511	0.9	10,422
BMW	13,735	7.3	12,806	11,912	11.1	10,720
Lexus	6,546	14.4	5,724	5,724	8.6	5,269
Mercedes-Benz	6,195	(0.1)	6,203	6,652	6.5	6,248
Audi	6,035	16.1	5,198	3,762	9.5	3,437
Hyundai	5,051	15.0	4,394	3,473	5.5	3,293
Chevrolet	4,915	9.7	4,480	4,480	8.8	4,116
Other	28,944	(2.5)	29,685	24,300	(0.2)	24,338
Total	152,117	1.8%	149,495	127,641	4.6%	122,043
In total, our new vehicle retail unit sales saw improvements in many of our major brands highlighted by a 4.0% improvement in Toyota, a 7.3% increase in BMW, 16.1% growth in Audi, and a 14.4% increase in Lexus unit sales. Our U.S. Same Store new vehicle retail unit sales experienced similar brand trends. The focus that we have placed on improving our dealership sales processes, as well as the increase in overall U.S. industry sales, which has risen from 15.6 million units for the year ended December 31, 2013 to 16.5 million units for the same period in 2014, were the primary contributing factors in our U.S. new vehicle unit sales growth. Further, we experienced improvement in our new vehicle unit sales in the U.K., despite a strategic decision made early in 2014 to eliminate high-volume, low margin new vehicle sales. This increase was primarily due to enhanced sales processes, as well as an increase in overall U.K. industry sales. These factors and the corresponding results for the U.S. and U.K. were partially offset by the decline in our new vehicle unit sales in Brazil, primarily due to weaker industry sales. Brazil industry sales were down 7.6% over the same period in 2013, reflecting continued economic pressure, the disruption of sales efforts with the events of the 2014 FIFA World Cup, and a decline in consumer confidence.
Our total Same Store revenues from new vehicle retail sales increased 4.3% for the year ended December 31, 2014, as compared to the same period in 2013, primarily explained by a 4.3% and 2.2% increase in new vehicle retail unit sales in the U.S. and U.K respectively. Coupled with this growth in Same Store new vehicle retail units, we experienced increases in Same Store average retail sales price of 1.9% and 10.8% for the U.S. and U.K. respectively. The growth in our U.S. Same Store average retail sales price was highlighted by increases in our Toyota, BMW, Chrysler, Mercedes Benz and General Motors brands. The increase Same Store new vehicle retail revenues in the U.K was driven by our Audi brand as we experienced a 17.5% increase in Same Store new vehicle retail units sales coupled with a 7.4% increase in new vehicle average sales price. This was coupled with improvement in our BMW brand in the U.K. that realized increases of 13.6% in Same Store new vehicle retail unit sales and a 12.7% increase in average retail sales price. These increases more than offset the decline relating to our Ford brand volumes in the U.K. that decreased as a result of a strategic decision to stop high-volume, low margin new vehicle sales during 2014. Our Brazil segment experienced a decline in Same Store retail unit sales of 16.6%, while our average sales price remained flat for the twelve months ended December 31, 2014 as compared to the same period last year. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Our total Same Store new vehicle gross profit increased 0.5% for the year ended December 31, 2014, as compared to the same period in 2013. U.S. Same Store new vehicle gross profit rose 3.3%, on the growth in new vehicle retail unit sales which offset the 0.9% decline in gross profit per retail unit ("PRU") that reflects the competitive new vehicle selling environment. Same Store gross profit in the U.K. grew 17.9%, as a result of a 15.4% improvement in gross profit PRU coupled with an improvement in new vehicle retail unit sales. Brazil's Same Store new vehicle gross profit declined 26.5%, driven by a 16.6% decrease in unit sales and the negative impact of the devaluation in the Brazilian real to the U.S. dollar. As a result, our total Same Store new vehicle gross margin for the year ended December 31, 2014 declined 20 basis points to 5.4%, as compared to the same period in 2013.
In 2013, total Same Store new vehicle retail sales revenues increased 6.0%, as compared to 2012, resulting from increased new vehicle retail unit sales of 4.3% in the U.S. and 8.4% in the U.K. New vehicle retail unit sales improved in most of our major brand offerings, highlighted by an 11.1% increase in BMW, a 10.2% growth in Ford, a 6.5% growth in Nissan and a 2.3% improvement in Toyota unit sales.
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
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the years ended December 31, 2014, 2013, and 2012 was $45.1 million, $38.5 million, and $33.9 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 87.3% in the first quarter of 2013 to 117.7% in the fourth quarter of 2014. U.S. manufacturer's interest assistance was 134.5% of U.S. floorplan interest expense in the fourth quarter of 2014.
We decreased our new vehicle inventory levels by $27.9 million, or 2.4%, from $1,165.3 million as of December 31, 2013 to $1,137.5 million as of December 31, 2014, partially reflecting the continued improvement in the U.S. and U.K. selling environments. Our consolidated days' supply of new vehicle inventory decreased to 63 days as of December 31, 2014 compared to 72 days as of December 31, 2013.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2014	% Change	2013	2013	% Change	2012
Retail Unit Sales
Same Stores
U.S.	85,266	3.7%	82,235	80,434	4.2%	77,214
U.K.	9,902	8.7%	9,109	5,182	13.4%	4,570
Brazil	4,135	(3.1)%	4,266	—	—%	—
Total Same Stores	99,303	3.9%	95,610	85,616	4.7%	81,784
Transactions	10,570		3,203	13,197		3,582
Total	109,873	11.2%	98,813	98,813	15.8%	85,366
Retail Sales Revenues
Same Stores
U.S.	$1,752,151	5.4%	$1,662,671	$1,646,050	5.3%	$1,562,637
U.K.	266,183	20.1%	221,590	148,825	14.0%	130,600
Brazil	95,376	7.4%	88,801	—	—%	—
Total Same Stores	2,113,710	7.1%	1,973,062	1,794,875	6.0%	1,693,237
Transactions	211,158		66,366	244,553		63,681
Total	$2,324,868	14.0%	$2,039,428	$2,039,428	16.1%	$1,756,918
Gross Profit
Same Stores
U.S.	$136,065	(1.3)%	$137,811	$133,882	1.1%	$132,429
U.K.	15,883	9.9%	14,446	9,575	11.5%	8,586
Brazil	5,409	25.5%	4,309	—	—%	—
Total Same Stores	157,357	0.5%	156,566	143,457	1.7%	141,015
Transactions	16,165		4,313	17,422		4,991
Total	$173,522	7.9%	$160,879	$160,879	10.2%	$146,006
Gross Profit per Retail
Unit Sold
Same Stores
U.S.	$1,596	(4.8)%	$1,676	$1,664	(3.0)%	$1,715
U.K.	$1,604	1.1%	$1,586	$1,848	(1.6)%	$1,879
Brazil	$1,308	29.5%	$1,010	$—	—%	$—
Total Same Stores	$1,585	(3.2)%	$1,638	$1,676	(2.8)%	$1,724
Transactions	$1,529	13.5%	$1,347	$1,320	(5.2)%	$1,393
Total	$1,579	(3.0)%	$1,628	$1,628	(4.8)%	$1,710
Gross Margin
Same Stores
U.S.	7.8%		8.3%	8.1%		8.5%
U.K.	6.0%		6.5%	6.4%		6.6%
Brazil	5.7%		4.9%	—%		—%
Total Same Stores	7.4%		7.9%	8.0%		8.3%
Transactions	7.7%		6.5%	7.1%		7.8%
Total	7.5%		7.9%	7.9%		8.3%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2014	% Change	2013	2013	% Change	2012
Wholesale Unit Sales
Same Stores
U.S.	40,036	4.9%	38,163	37,614	2.8%	36,590
U.K.	8,181	5.8%	7,735	4,979	8.0%	4,610
Brazil	1,904	(31.4)%	2,775	—	—%	—
Total Same Stores	50,121	3.0%	48,673	42,593	3.4%	41,200
Transactions	4,481		2,063	8,143		2,556
Total	54,602	7.6%	50,736	50,736	16.0%	43,756
Wholesale Sales Revenues
Same Stores
U.S.	$255,504	13.7%	$224,686	$226,486	(0.9)%	$228,604
U.K.	77,993	18.0%	66,077	49,635	7.0%	46,407
Brazil	13,844	(51.5)%	28,522	—	—%	—
Total Same Stores	347,341	8.8%	319,285	276,121	0.4%	275,011
Transactions	31,802		12,900	56,064		13,128
Total	$379,143	14.1%	$332,185	$332,185	15.3%	$288,139
Gross Profit
Same Stores
U.S.	$2,331	647.1%	$312	$(361)	(111.6)%	$3,102
U.K.	(446)	47.9%	(856)	(133)	57.2%	(311)
Brazil	1,098	(22.8)%	1,422	—	—%	—
Total Same Stores	2,983	239.7%	878	(494)	(117.7)%	2,791
Transactions	(664)		(1,073)	299		(347)
Total	$2,319	1,289.2%	$(195)	$(195)	(108.0)%	$2,444
Gross Profit per
Wholesale Unit Sold
Same Stores
U.S.	$58	625.0%	$8	$(10)	(111.8)%	$85
U.K.	$(55)	50.5%	$(111)	$(27)	59.7%	$(67)
Brazil	$577	12.7%	$512	$—	—%	$—
Total Same Stores	$60	233.3%	$18	$(12)	(117.6)%	$68
Transactions	$(148)	71.5%	$(520)	$37	127.2%	$(136)
Total	$42	1,150.0%	$(4)	$(4)	(107.1)%	$56
Gross Margin
Same Stores
U.S.	0.9%		0.1%	(0.2)%		1.4%
U.K.	(0.6)%		(1.3)%	(0.3)%		(0.7)%
Brazil	7.9%		5.0%	—%		—%
Total Same Stores	0.9%		0.3%	(0.2)%		1.0%
Transactions	(2.1)%		(8.3)%	0.5%		(2.6)%
Total	0.6%		(0.1)%	(0.1)%		0.8%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2014	% Change	2013	2013	% Change	2012
Used Vehicle Unit Sales
Same Stores
U.S.	125,302	4.1%	120,398	118,048	3.7%	113,804
U.K.	18,083	7.4%	16,844	10,161	10.7%	9,180
Brazil	6,039	(14.2)%	7,041	—	—%	—
Total Same Stores	149,424	3.6%	144,283	128,209	4.2%	122,984
Transactions	15,051		5,266	21,340		6,138
Total	164,475	10.0%	149,549	149,549	15.8%	129,122
Sales Revenues
Same Stores
U.S.	$2,007,655	6.4%	$1,887,357	$1,872,536	4.5%	$1,791,241
U.K.	344,176	19.6%	287,667	198,460	12.1%	177,007
Brazil	109,220	(6.9)%	117,323	—	—%	—
Total Same Stores	2,461,051	7.4%	2,292,347	2,070,996	5.2%	1,968,248
Transactions	242,960		79,266	300,617		76,809
Total	$2,704,011	14.0%	$2,371,613	$2,371,613	16.0%	$2,045,057
Gross Profit
Same Stores
U.S.	$138,396	0.2%	$138,123	$133,521	(1.5)%	$135,531
U.K.	15,437	13.6%	13,590	9,442	14.1%	8,275
Brazil	6,507	13.5%	5,731	—	—%	—
Total Same Stores	160,340	1.8%	157,444	142,963	(0.6)%	143,806
Transactions	15,501		3,240	17,721		4,644
Total	$175,841	9.4%	$160,684	$160,684	8.2%	$148,450
Gross Profit per Used
Vehicle Unit Sold
Same Stores
U.S.	$1,104	(3.7)%	$1,147	$1,131	(5.0)%	$1,191
U.K.	$854	5.8%	$807	$929	3.1%	$901
Brazil	$1,077	32.3%	$814	$—	—%	$—
Total Same Stores	$1,073	(1.6)%	$1,091	$1,115	(4.6)%	$1,169
Transactions	$1,030	67.5%	$615	$830	9.6%	$757
Total	$1,069	(0.5)%	$1,074	$1,074	(6.6)%	$1,150
Gross Margin
Same Stores
U.S.	6.9%		7.3%	7.1%		7.6%
U.K.	4.5%		4.7%	4.8%		4.7%
Brazil	6.0%		4.9%	—%		—%
Total Same Stores	6.5%		6.9%	6.9%		7.3%
Transactions	6.4%		4.1%	5.9%		6.0%
Total	6.5%		6.8%	6.8%		7.3%
In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory.
Our total Same Store used vehicle retail revenues increased 7.1% for the twelve months ended December 31, 2014, as compared to 2013, reflecting a 3.9% increase in total Same Store used vehicle retail unit sales and a 3.1% increase in average used vehicle retail selling price to $21,285. Each of our segments generated growth in Same Store used vehicle retail revenues, led by an increase of $89.5 million, or 5.4%, in the U.S., reflecting a 3.7% increase in used vehicle retail unit sales and a 1.6% increase in average used vehicle retail sales price. Same Store average used vehicle retail sales price also grew in the U.K., by 10.5% from $24,326 in 2013 to $26,882 and used vehicle retail unit sales in the U.K. improved 8.7% to 9,902 for the twelve months ended December 31, 2014. In Brazil, we experienced a 10.8% improvement in Same Store used vehicle average retail sales price from $20,816 in 2013 to $23,066, which was partially offset by a decline of 3.1% in Same Store used vehicle retail unit sales. Our total Same Store used vehicle retail gross profit increased 0.5% for the year ended December 31, 2014, as compared to prior year, primarily driven by increases of 9.9% in the U.K. and 25.5% in Brazil which was partially offset by a 1.3% decline in the U.S. The increase in Same Store used vehicle retail gross profit in the U.K. primarily relates to an 8.7% increase in U.K. Same Store used vehicle retail units coupled with a 1.1% increase in Same Store used vehicle gross profit PRU, driven by our ability to retail more quality used vehicles. The increase in Same Store used vehicle retail gross profit in Brazil primarily relates to a 29.5% increase in Same Store used vehicle gross profit PRU, which was partially offset by a 3.1% decline in Same Store used vehicle retail units sold. This increase in Brazil's gross profit PRU was primarily a result of retailing better quality used vehicles in 2014. The decline in Same Store used vehicle retail gross profit in the U.S. was primarily a result of strong new vehicle selling environment that shifted some customers from used to new vehicles.
Our U.S. Same Store Certified Pre-Owned ("CPO") volume increased 12.1% to 24,725 units sold for the twelve months ended December 31, 2014, as compared to the same period of 2013. As a percentage of the U.S. Same Store used vehicle retail unit sales, CPO units increased 220 basis points to 29.0% for 2014, as compared to 2013.
During 2014, total Same Store revenue from wholesale used vehicle sales increased by 8.8%, driven by an increase in U.S. Same Store used vehicle wholesale average sales price of 8.4% coupled with a 4.9% increase in our U.S. Same Store wholesale used vehicle unit sales, as compared to the same period in 2013. Total Same Store wholesale used vehicle gross profit per unit improved from $18 to $60 for the year ended December 31, 2014, as compared to the same period in 2013.
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
We increased our used vehicle inventory levels by $23.0 million, or 9.9%, from $232.0 million as of December 31, 2013 to $254.9 million as of December 31, 2014, primarily in response to an improved selling environment and our dealership acquisitions. Our consolidated days' supply of used vehicle inventory was 33 days at December 31, 2014, which was down from 35 days at December 31, 2013.

Parts and Service Data
(dollars in thousands)

	For The Year Ended December 31,
	2014	% Change	2013	2013	% Change	2012
Parts and Service Revenues
Same Stores
U.S.	$891,099	6.0%	$840,398	$854,736	7.4%	$795,984
U.K.	79,148	17.2%	67,557	48,169	8.5%	44,399
Brazil	61,855	(1.6)%	62,886	—	—%	—
Total Same Stores	1,032,102	6.3%	970,841	902,905	7.4%	840,383
Transactions	93,592		39,844	107,780		39,687
Total	$1,125,694	11.4%	$1,010,685	$1,010,685	14.8%	$880,070
Gross Profit
Same Stores
U.S.	$474,505	6.6%	$445,077	$453,846	8.8%	$416,950
U.K.	43,641	17.5%	37,147	26,036	11.1%	23,436
Brazil	26,100	(1.9)%	26,599	—	—%	—
Total Same Stores	544,246	7.0%	508,823	479,882	9.0%	440,386
Transactions	50,069		21,802	50,743		21,102
Total	$594,315	12.0%	$530,625	$530,625	15.0%	$461,488
Gross Margin
Same Stores
U.S.	53.2%		53.0%	53.1%		52.4%
U.K.	55.1%		55.0%	54.1%		52.8%
Brazil	42.2%		42.3%	—%		—%
Total Same Stores	52.7%		52.4%	53.1%		52.4%
Transactions	53.5%		54.7%	47.1%		53.2%
Total	52.8%		52.5%	52.5%		52.4%
Our total Same Store parts and service revenues increased 6.3% to $1,032.1 million for the year ended December 31, 2014, as compared to 2013. Within the total, our U.S. Same Store parts and service revenues increased 6.0%, or $50.7 million, for the year ended December 31, 2014 as compared to 2013, driven primarily by an 11.1% increase in wholesale parts revenue, a 10.5% increase in warranty revenues, a 7.3% increase in collision revenue, and a 1.4% increase in customer-pay parts and service sales. The increase in wholesale revenues was primarily due to increased focus and better overall management of this portion of our business in a few key markets. The increase in warranty revenue was primarily driven by high volume recall campaigns from General Motors, BMW, Toyota and Ford. In addition, as manufacturer-paid maintenance programs expand in the U.S., a shift of business from customer-pay business to warranty business continues. These U.S. results were tempered by the negative impact of severe weather in the U.S. during the first quarter of 2014 that resulted in a loss of productive work days.
Our U.K. Same Store parts and service revenues increased 17.2%, to $79.1 million, for the year ended December 31, 2014 as compared to 2013, driven primarily by a 12.8% increase in customer-pay parts and service sales, a 27.9% increase in warranty revenues, a 19.5% increase in wholesale parts revenue, and a 21.5% increase in collision revenue. The increase in customer-pay parts and service sales was driven by management initiatives focused on increasing capacity, while the increase in warranty revenue was primarily due to increased high volume recalls from BMW and Ford.
Our Same Store parts and service revenues in Brazil decreased 1.6%, or $1.0 million, for the year ended December 31, 2014. This decline can be more than explained by the exchange rate as Same Store parts and service revenues increased 5.2% on a local currency basis in 2014 as compared with last year. This increase in local currency Same Store revenue was largely driven by a 15.2% increase in collision revenue as a result of a strategic decision made in 2014 to increase the size and capacity of one of our collision centers.

Our total Same Store gross profit for the year ended December 31, 2014 increased 7.0% compared to 2013. Our total Same Store parts and service gross margin increased 30 basis points for the year ended December 31, 2014, compared to 2013. The increase in gross margin was primarily due to improved profitability in our warranty and wholesale parts and service business units in U.S. and U.K., as well as a higher volume of internal work between the parts and service departments of our dealerships and the new and used vehicle departments, which was generated by improved new and used retail vehicles sales volumes.
Our total Same Store parts and service revenues increased 7.4% to $902.9 million for the year ended December 31, 2013, as compared to 2012. Our U.S. Same Store parts and service revenues also increased 7.4%, or $58.8 million, for the year ended December 31, 2013, as compared to 2012, driven primarily by an 11.2% increase in warranty revenues, a 16.7% increase in collision revenue, a 4.3% increase in customer-pay parts and service sales, and a 5.7% increase in wholesale parts revenue. Our total Same Store gross profit for the year ended December 31, 2013 increased 9.0% compared to 2012. Our total Same Store parts and service gross margins increased 70 basis points for the year ended December 31, 2013, compared to 2012. The increase in gross margin was primarily due to improved profitability in our warranty and customer-pay parts and service business units, as well as a higher volume of internal work.
Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2014	% Change	2013	2013	% Change	2012
Retail New and Used Unit Sales
Same Stores
U.S.	209,540	4.0%	201,437	199,647	4.3%	191,479
U.K.	23,898	4.8%	22,808	13,610	10.2%	12,348
Brazil	17,982	(13.8)%	20,860	—	—%	—
Total Same Stores	251,420	2.6%	245,105	213,257	4.6%	203,827
Transactions	25,349		9,574	41,422		10,089
Total	276,769	8.7%	254,679	254,679	19.1%	213,916
Retail Finance Fees
Same Stores
U.S.	$100,265	5.7%	$94,876	$94,303	13.9%	$82,772
U.K.	11,082	36.8%	8,101	5,720	14.2%	5,007
Brazil	2,203	(8.8)%	2,416	—	—%	—
Total Same Stores	113,550	7.7%	105,393	100,023	13.9%	87,779
Transactions	10,403		3,811	9,181		3,478
Total	$123,953	13.5%	$109,204	$109,204	19.7%	$91,257
Vehicle Service Contract Fees
Same Stores
U.S.	$124,043	11.1%	$111,628	$109,991	9.5%	$100,414
U.K.	284	34.6%	211	8	(81.0)%	42
Brazil	—	—%	—	—	—%	—
Total Same Stores	124,327	11.2%	111,839	109,999	9.5%	100,456
Transactions	7,796		2,311	4,151		2,985
Total	$132,123	15.7%	$114,150	$114,150	10.4%	$103,441
Insurance and Other
Same Stores
U.S.	$87,866	18.8%	$73,985	$73,091	21.5%	$60,138
U.K.	6,713	17.8%	5,699	3,724	17.4%	3,171
Brazil	7,465	20.5%	6,195	—	—%	—
Total Same Stores	102,044	18.8%	85,879	76,815	21.3%	63,309
Transactions	8,445		2,129	11,193		1,868
Total	$110,489	25.5%	$88,008	$88,008	35.0%	$65,177
Total Finance and Insurance Revenues
Same Stores
U.S.	$312,174	11.3%	$280,489	$277,385	14.0%	$243,324
U.K.	18,079	29.0%	14,011	9,452	15.0%	8,220
Brazil	9,668	12.3%	8,611	—	—%	—
Total Same Stores	339,921	12.1%	303,111	286,837	14.0%	251,544
Transactions	26,644		8,251	24,525		8,331
Total	$366,565	17.7%	$311,362	$311,362	19.8%	$259,875
Finance and Insurance Revenues per Unit Sold

Same Stores
U.S.	$1,490	7.0%	$1,392	$1,389	9.3%	$1,271
U.K.	$757	23.3%	$614	$694	4.2%	$666
Brazil	$538	30.3%	$413	-	—%	-
Total Same Stores	$1,352	9.3%	$1,237	$1,345	9.0%	$1,234
Transactions	$1,051		$862	$592		$826
Total	$1,324	8.3%	$1,223	$1,223	0.7%	$1,215
Our efforts to improve our finance and insurance business processes and leverage our business relationships, coupled with improved retail vehicle sales volumes, continued to generate growth in finance and insurance revenues. Our total Same Store finance and insurance revenues increased by 12.1% to $339.9 million for the year ended December 31, 2014, as compared to 2013, driven by growth in our U.S. Same Store revenues of $31.7 million, or 11.3%. The improvement in the U.S. was primarily due to the 4.0% increase in new and used vehicle retail unit sales volume, coupled with increases in income per contract and penetration rates from most of our major product offerings, as well as a strategic decision to re-balance our lender portfolio. These increases more than offset an increase in our chargeback expense. We generated a 29.0% increase in our U.K. Same Store finance and insurance revenues, reflecting improved income per contract from our finance and vehicle service contract offerings, new and used vehicle retail unit sales volume and finance penetration rates. Additionally, our Brazil Same Store finance and insurance revenues increased 12.3% to $9.7 million for the year ended December 31, 2014 when compared to 2013, despite the negative impact of foreign currency translation during 2014. As a result, our total Same Store finance and insurance revenues PRU improved 9.3% to $1,352, as compared to 2013.
Our total Same Store finance and insurance revenues increased by 14.0% to $286.8 million for the year ended December 31, 2013 as compared to 2012. The improvement in the U.S. was primarily driven by increase in income per contract and penetration rates from all of our major product offerings, as well as a 4.3% increase in new and used retail units. These increases more than offset an increase in our chargeback expense. As a result, our total Same Store finance and insurance revenues PRU improved 9.0% to $1,345, as compared to 2012.

Selling, General and Administrative Data
(dollars in thousands)

	For The Year Ended December 31,
	2014	% Change	2013	2013	% Change	2012
Personnel
Same Stores
U.S.	$514,391	4.5%	$492,195	$493,264	5.0%	$469,739
U.K.	51,360	17.7%	43,638	31,196	11.9%	27,884
Brazil	34,728	(10.7)%	38,872	—	—%	—
Total Same Stores	600,479	4.5%	574,705	524,460	5.4%	497,623
Transactions	57,961		23,240	73,485		22,388
Total	$658,440	10.1%	$597,945	$597,945	15.0%	$520,011
Advertising
Same Stores
U.S.	$61,973	21.0%	$51,231	$50,349	3.2%	$48,788
U.K.	3,652	23.0%	2,969	1,842	15.4%	1,596
Brazil	1,836	(14.6)%	2,150	—	—%	—
Total Same Stores	67,461	19.7%	56,350	52,191	3.6%	50,384
Transactions	6,351		2,601	6,760		3,763
Total	$73,812	25.2%	$58,951	$58,951	8.9%	$54,147
Rent and Facility Costs
Same Stores
U.S.	$81,839	1.0%	$81,022	$85,141	4.8%	$81,206
U.K.	8,345	2.3%	8,161	5,341	(8.4)%	5,830
Brazil	12,813	(4.0)%	13,346	—	—%	—
Total Same Stores	102,997	0.5%	102,529	90,482	4.0%	87,036
Transactions	10,858		7,930	19,977		6,989
Total	$113,855	3.1%	$110,459	$110,459	17.5%	$94,025
Other SG&A
Same Stores
U.S.	$168,761	(3.3)%	$174,535	$177,666	11.3%	$159,682
U.K.	22,512	12.5%	20,011	13,568	0.6%	13,493
Brazil	15,165	(3.8)%	15,767	—	—%	—
Total Same Stores	206,438	(1.8)%	210,313	191,234	10.4%	173,175
Transactions	9,419		(812)	18,267		7,088
Total	$215,857	3.0%	$209,501	$209,501	16.2%	$180,263
Total SG&A
Same Stores
U.S.	$826,964	3.5%	$798,983	$806,420	6.2%	$759,415
U.K.	85,869	14.8%	74,779	51,947	6.4%	48,803
Brazil	64,542	(8.0)%	70,135	—	—%	—
Total Same Stores	977,375	3.5%	943,897	858,367	6.2%	808,218
Transactions	84,589		32,959	118,489		40,228
Total	$1,061,964	8.7%	$976,856	$976,856	15.1%	$848,446
Total Gross Profit
Same Stores
U.S.	$1,143,619	6.4%	$1,075,234	$1,076,125	6.2%	$1,013,675
U.K.	110,673	18.8%	93,172	66,195	8.0%	61,282

Brazil	71,913	(11.5)%	81,252	—	—%	—
Total Same Stores	1,326,205	6.1%	1,249,658	1,142,320	6.3%	1,074,957
Transactions	121,733		42,888	150,226		42,295
Total	$1,447,938	12.0%	$1,292,546	$1,292,546	15.7%	$1,117,252
SG&A as a % of Gross Profit
Same Stores
U.S.	72.3%		74.3%	74.9%		74.9%
U.K.	77.6%		80.3%	78.5%		79.6%
Brazil	89.7%		86.3%	—%		—%
Total Same Stores	73.7%		75.5%	75.1%		75.2%
Transactions	69.5%		76.8%	78.9%		95.1%
Total	73.3%		75.6%	75.6%		75.9%
Employees	12,000		11,500	11,500		9,300
Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel expenses and all of our advertising expenses are variable and can be adjusted in response to changing business conditions. Our total Same Store SG&A increased 3.5%, or $33.5 million, for the year ended December 31, 2014, as compared to 2013.
Our total Same Store personnel costs increased for the year ended December 31, 2014, primarily as a result of commission payments generally correlating with increased vehicle sales in the U.S. and U.K. These increases in personnel expense were partially offset by a decrease in the Brazil segment due to management's actions to reduce headcount in response to a significant slowdown in the Brazilian economy and vehicle sales market.
Our consolidated Same Store rent and facility costs increased 0.5%, to $103.0 million for the year ended December 31, 2014, primarily driven by a 1.0% increase in our U.S. segment as compared to a year ago. This increase was partially offset by changes in year over year foreign currency exchange rates for Brazil. This increase in the U.S. primarily reflected increases in building maintenance, utilities and real estate taxes, partially offset by a decline in building rent. The decline in rent primarily relates to our strategic decision to purchase dealership related real estate.
For the year ended December 31, 2014, our total Same Store other SG&A decreased 1.8% , as compared to 2013, which primarily reflected a decrease of 3.3% in U.S. Same Store other SG&A in 2014 as compared to 2013. The decrease in the U.S. was partially due to a charge of $5.2 million for business acquisition costs incurred in 2013 primarily related with the acquisition of UAB motors, a $9.4 million decline in insurance deductible charges associated with vehicle inventory and building damage from certain catastrophic events. These decreases in the U.S. in 2014 were partially offset by an increase of $1.0 million in 2014 for net losses on the disposition of real estate and dealership transactions.
We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers in order to rationalize our cost structure. Our ongoing cost control efforts, offset by losses on the disposition of real estate and dealership transactions and the impact of incremental charges in 2013 relative to catastrophic events and acquisition related costs, resulted in a 180 basis point improvement in our Same Store SG&A as a percentage of gross profit for the year ended December 31, 2014 to 73.7% as compared to the same period in 2013.
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

Depreciation and Amortization Data
(dollars in thousands)

	For The Year Ended December 31,
	2014	% Change	2013	2013	% Change	2012
Same Stores
U.S.	$33,783	8.9%	$31,015	$30,565	8.5%	$28,178
U.K.	3,156	22.7%	2,573	1,853	(21.8)%	2,371
Brazil	1,638	6.6%	1,537	—	—%	—
Total Same Stores	38,577	9.8%	35,125	32,418	6.1%	30,549
Transactions	3,767		701	3,408		985
Total	$42,344	18.2%	$35,826	$35,826	13.6%	$31,534
Our total Same Store depreciation and amortization expense increased 9.8% and 6.1% for the years ended December 31, 2014 and 2013, respectively, as compared to the respective prior year period. We continue to strategically add dealership-related real estate to our portfolio and make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our OEM partners to maximize the return on our investments.
Impairment of Assets
We perform an annual review of the fair value of our goodwill and indefinite-lived intangible assets during the fourth quarter. We also perform interim reviews for impairment when evidence exists that the carrying value of such assets may not be recoverable. We did not identify an impairment of our recorded goodwill in 2014, 2013 or 2012.
During 2014, we determined that the carrying value of certain of our intangible franchise rights were greater than fair value primarily as a result, we recognized a $31.0 million pre-tax non cash impairment charge. Also in 2014, we recognized $10.5 million in pre-tax non-cash asset impairment charges, associated with non-operating real estate holdings and other long-lived assets of our existing dealership facilities.
If in future periods, we determine that the carrying amount of our net assets exceeds the respective fair value as a result of step one of our goodwill impairment test for any or all of its reporting units, the application of the second step of the impairment test could result in a material non-cash impairment charge to the goodwill associated with the reporting unit(s). If any of our assumptions change, or fail to materialize, the resulting decline in its estimated fair market value of intangible franchise rights could result in a material non-cash impairment charge. For example, if our assumptions regarding the risk-free rate and cost of debt differed such that the estimated WACC used in its 2014 assessment for the franchises acquired prior to the previous annual test increased by 200 basis points, and all other assumptions remained constant, an additional $14.0 million of non-cash franchise rights impairment charges, would have resulted. None of our reporting units would have failed the step one impairment test for goodwill in this scenario. Further, if we forecasted no new vehicle sales growth beyond 2016 in the 2014 impairment assessment for the franchises acquired prior to the previous annual test and all other assumptions remained constant, an additional $2.0 million of non-cash franchise rights impairment charges would have resulted. And, again, none of our reporting units would have failed the step one impairment test for goodwill.
In 2013 and 2012, we noted impairment indicators relative to intangible franchise rights and, as a result, we recognized $5.4 million and $7.0 million, respectively, in pre-tax non-cash asset impairment charges. For long-lived assets, we review for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. We noted evidence that certain long-lived assets associated with our existing dealership facilities had a carrying value which may not be realized. As a result, we recognized $1.1 million and $0.3 million in pre-tax non-cash asset impairment charges in 2013 and 2012, respectively.
Floorplan Interest Expense
(dollars in thousands)

	For The Year Ended December 31,
	2014	% Change	2013	2013	% Change	2012
Same Stores
U.S.	$31,572	(3.6)%	$32,760	$32,652	9.7%	$29,756
U.K.	1,584	(0.3)%	1,589	1,119	13.0%	990
Brazil	4,713	(24.0)%	6,205	—	—%	—
Total Same Stores	37,869	(6.6)%	40,554	33,771	9.8%	30,746
Transactions	3,745		1,113	7,896		1,050
Total	$41,614	(0.1)%	$41,667	$41,667	31.0%	$31,796
Memo:
Manufacturer’s assistance	$45,145	17.1%	$38,543	$38,543	13.6%	$33,915
Our floorplan interest expense fluctuates with changes in borrowings outstanding and interest rates, which are based on one-month LIBOR (or Prime rate in some cases) in the U.S. and U.K., plus a spread, and a benchmark rate plus a spread in Brazil. To mitigate the impact of U.S. interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the U.S. variable interest rate debt.
As of December 31, 2014, we had effective interest rate swaps with an aggregate notional amount of $563.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.5%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Our total Same Store floorplan interest expense decreased 6.6% or $2.7 million, for the year ended December 31, 2014, as compared to 2013. This reduction was driven by a $1.5 million decline in floorplan interest expense in Brazil primarily due to our decision to refinance a portion of our floorplan borrowings with a working capital line of credit that reduced the overall interest rate we are charged and redistributed the borrowings and associated interest charges to our other long-term debt and interest expense categories. In addition, we experienced a decrease of Same Store floorplan interest expense in the U.S. of $1.2 million resulting from a decline in our floorplan borrowing rate of 25 basis points that was effective on June 20, 2013 with the amendment to our Revolving Credit Facility. This decline in the U.S. was partially offset by a $51.6 million increase in Same Store weighted average floorplan borrowings outstanding for the twelve months ended December 31, 2014, as compared to the same period in 2013.

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
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt and our other long-term debt, partially offset by interest income. For the twelve months ended December 31, 2014, other net interest expense increased $10.7 million, or 27.5%, to $49.7 million, as compared to the same period in 2013. This increase was primarily attributable to interest incurred on our 5.00% Notes offering that was executed to fund the extinguishment of our 2.25% Notes and 3.00% Notes, as well as an increase in interest relating to a working capital line of credit in Brazil that we entered into during 2014. The working capital line of credit in Brazil redistributed the borrowings and associated interest charge from our floorplan borrowings and interest related categories. Other net interest expense increased for 2014, as compared to 2013, due to additional mortgage borrowings associated with recent dealership acquisitions and purchases of existing leased properties, as well as an increase in weighted average borrowings on our Acquisition Line (as defined below) to support dealership acquisitions.

For the year ended December 31, 2013, other interest expense increased $1.5 million, or 4.0%, to $39.0 million, as compared to the same period in 2012, primarily attributable to additional real estate financing, including mortgage borrowings related to dealership acquisitions during 2013.
Included in other interest expense for the years ended December 31, 2014, 2013, and 2012 is non-cash, discount amortization expense of $7.2 million, $10.8 million, and $9.9 million, respectively. This non-cash discount amortization represents the impact of the accounting for our 2.25% and 3.00% Notes as required by Accounting Standards Codifications Topic ("ASC") 470 for convertible debt. We used the proceeds from the 5.00% Notes offering to extinguish all of the outstanding principal of the 2.25% Notes and 3.00% Notes as of September 30, 2014.
Provision for Income Taxes
For the year ended December 31, 2014, we recorded a tax provision of $71.4 million. The 2014 effective tax rate of 43.4% differed from the 2013 effective tax rate of 40.6% primarily due to a portion of the U.S. GAAP loss on the extinguishment of the 2.25% Notes and the 3.00% Notes that was not deductible for tax purposes and additional valuation allowances recorded in respect of net operating losses of certain Brazil subsidiaries. This was partially offset by the net deferred tax benefit for tax deductible goodwill in Brazil, resulting from a restructuring during 2014.
For the year ended December 31, 2013, we recorded a tax provision of $77.9 million. The 2013 effective tax rate of 40.6% differed from the 2012 effective tax rate of 37.7% primarily due to valuation allowances recognized on certain foreign company deferred tax assets, non-deductible goodwill from the disposition of certain U.S. dealerships, and non-deductible transaction costs related to foreign acquisitions.
We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income. We expect our effective tax rate in 2015 will be approximately 38.0%.
As of December 31, 2014, we had net deferred tax liabilities totaling $127.3 million relating to the differences between the financial reporting and tax basis of assets and liabilities, some of which are expected to reverse in the future. This includes $139.0 million of deferred tax liabilities relating to intangibles for goodwill and franchise rights that are deductible for tax purposes and will not reverse until the related intangibles are disposed. In addition, as of December 31, 2014, we had $50.2 million of deferred tax assets relating to loss reserves and accruals, and $40.5 million of valuation allowances on deferred tax assets. Refer to Note 7 to our Consolidated Financial Statements for more details.

Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line (defined below) and FMCC facility levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital and dealership and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for 2015. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2015 change, we may need to access the private or public capital markets to obtain additional funding.
Cash on Hand. As of December 31, 2014, our total cash on hand was $41.0 million. The balance of cash on hand excludes $62.1 million of immediately available funds used to pay down our Floorplan Lines as of December 31, 2014. We use the pay down of our Floorplan Lines as a channel for the short-term investment of excess cash.
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

	For the Year Ended December 31,
	2014	2013	2012
		(In thousands)
Adjusted net cash provided by operating activities	$207,139	$202,823	$159,194
Adjusted net cash used in investing activities	(315,432)	(249,516)	(208,959)
Adjusted net cash provided by (used in) financing activities	131,180	66,404	40,808
Effect of exchange rate changes on cash	(2,127)	(4,146)	(1,288)
Net increase (decrease) in cash and cash equivalents	$20,760	$15,565	$(10,245)
Sources and Uses of Liquidity from Operating Activities
For the twelve months ended December 31, 2014, we generated $198.3 million of net cash flow from operating activities. On an adjusted basis, we generated $207.1 million in net cash flow from operating activities, primarily consisting of $93.0 million in net income and non-operating cash flow adjustments for a loss on the extinguishment of our 3.00% Notes of $29.5 million and a loss on the extinguishment of our 2.25% Notes of $16.9 million, as well as non-cash adjustments related to depreciation and amortization of $42.3 million, deferred income taxes of $12.3 million, amortization of debt discounts and debt issue costs of $10.6 million, asset impairment of $41.5 million, and stock-based compensation of $16.0 million. The cash inflows were partially offset by a $41.9 million negative net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $37.3 million from increases in accounts payable and accrued expenses and $27.3 million from decreases in inventory levels. These cash inflows were more than offset by adjusted cash outflows of $10.5 million from increases of vehicle receivables and contracts-in-transit, $5.4 million from the net increase in prepaid expenses and other assets, $70.0 million from the net decrease in floorplan borrowings, and $20.2 million from the net increase in accounts and notes receivable. The adjusted net cash flow from operating activities excludes $16.0 million of net gains from the disposition of assets.
For the year ended December 31, 2013, we generated $52.4 million in net cash flow from operating activities. On an adjusted basis, we generated $202.8 million in net cash flow from operating activities, primarily consisting of $114.0 million in net income, as well as non-cash adjustments related to depreciation and amortization of $35.8 million, deferred income taxes of $22.4 million, amortization of debt discounts and debt issue costs of $13.9 million, stock-based compensation of $13.9 million and asset impairments of $6.5 million. The adjusted net cash flow from operating activities also included a $6.6 million adjusted positive net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash outflows of $241.9 million from increases in inventory, $19.0 million from increases of vehicle receivables and contracts-in-transit and $9.5 million from an increase in accounts and notes receivables, which were more than offset by cash inflows of $233.7 million from the adjusted net increase in floorplan borrowings, $41.1 million provided by increases in accounts payable and accrued expenses, and $1.9 million from a decrease in prepaid expenses and other assets. The adjusted net cash flow from operating activities excludes $11.0 million of net gains from the disposition of assets.
For the year ended December 31, 2012, we used $75.3 million in net cash flow from operating activities. On an adjusted basis, we generated $159.2 million in net cash flow from operating activities, primarily consisting of $100.2 million in net income, as well as non-cash adjustments related to depreciation and amortization of $31.5 million, deferred income taxes of $13.3 million, amortization of debt discounts and debt issue costs of $13.0 million, stock-based compensation of $11.9 million, and asset impairments of $7.3 million, partially offset by a $14.2 million adjusted negative net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash outflows of $278.2 million from increases in inventory, $29.1 million from increases of vehicle receivables and contracts-in-transit and $6.8 million from an increase in accounts and notes receivables, partially offset by cash inflows of $267.8 million from the adjusted net increase in floorplan borrowings, $29.9 million provided by increases in accounts payable and accrued expenses, and $2.4 million from a decrease in prepaid expenses and other assets. The adjusted net cash flow from operating activities excludes $4.9 million of net gains from the disposition of assets.
Working Capital. At December 31, 2014, we had $113.0 million, of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 80% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the twelve months ended December 31, 2014, we used $347.1 million in net cash flow for investing activities. On an adjusted basis, we used $315.4 million in net cash flow for investing activities. We used $244.4 million of adjusted cash flows for the acquisition of 19 franchises, including associated real estate where applicable, in California, Texas, Brazil and the UK. We also used $150.4 million during the twelve months of 2014 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $97.7 million for capital expenditures, $2.9 million of which relates to facilities that were subsequently disposed during 2014, and $62.7 million for the purchase of real estate associated with existing dealership operations, offset by a $10.0 million net increase in the accrual for capital expenditures from year-end. We also used $4.7 million for escrow deposits on pending dealership and real estate acquisitions. These cash outflows were partially offset by cash inflows of $84.1 million related to dispositions of franchises and fixed assets.
During 2013, we used $268.7 million in net cash flow for investing activities. On an adjusted basis, we used $249.5 million in net cash flow for investing activities, consisting primarily of $205.3 million of adjusted cash flows related to acquisitions. We also used $102.9 million during 2013 primarily for purchases of property and equipment to construct new and improve existing facilities, consisting of $38.8 million for real estate to be used for existing dealership operations and $69.2 million for capital expenditures. These cash outflows were partially offset by $56.8 million in adjusted proceeds from the sale of franchises, property and equipment during 2013.
During 2012, we used $224.5 million in net cash flow for investing activities. On an adjusted basis, we used $209.0 million in net cash flow for investing activities, consisting primarily of $144.4 million of adjusted cash flows related to acquisitions. We also used $88.5 million during 2012 primarily for purchases of property and equipment to construct new and improve existing facilities, consisting of $26.5 million for real estate to be used for existing dealership operations and $62.0 million for capital expenditures. These cash outflows were partially offset by $21.1 million in adjusted proceeds from the sale of franchises, property and equipment during 2012, primarily related to the disposition of one Mazda and two Nissan dealerships in the U.S.
Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our
. We forecast our capital expenditures for 2015 to be no more than $125.0 million excluding expenditures related to future acquisitions, which could generally be funded from excess cash.
Acquisitions & Dispositions. In 2014, we acquired 19 franchises with expected annual revenues, estimated at the time of acquisition, of $910.0 million. In 2013, we acquired 38 franchises with expected annual revenues, estimated at the time of acquisition, of $1,317.0 million. In 2012, we acquired 16 franchises with expected annual revenues, estimated at the time of acquisition, of $715.0 million. We generally purchase businesses based on expected return on investment. In general, the purchase price, excluding real estate and floorplan liabilities, is approximately 15% to 20% of the annual revenue. Cash needed to complete our acquisitions generally comes from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities, Real Estate Credit Facility, term loans and our Acquisition Line.
In 2014 we disposed of seven dealerships and one franchise in the U.S. and 3 dealerships in Brazil with annual revenues of approximately $450.0 million. During 2013, we disposed of six dealerships and one franchise with annual revenues of approximately $318.9 million. In 2012, we terminated two franchises, sold three dealerships and closed one dealership with annual revenues of approximately $127.9 million.
Sources and Uses of Liquidity from Financing Activities
For the twelve months ended December 31, 2014, we generated $171.7 million in net cash flow from financing activities. On an adjusted basis, we generated $131.2 million in net cash flow from financing activities, primarily related to $539.6 million of 5.00% Notes borrowings, $112.0 million from borrowings of long-term debt related to real estate loans, $32.7 million from proceeds of the call and warrant unwind related to the 3.00% Notes, $9.7 million of net payments on our Acquisition Line and $5.2 million of net borrowings of other debt mainly consisting of working capital loans in Brazil. These cash inflows were partially offset by $260.1 million used for the repurchase of our 3.00% Notes, $182.8 million used for the conversion and redemption of our 2.25% Notes, $11.2 million in adjusted net payments on our Floorplan Line, $60.0 million for principal payments of long-term debt related to real estate loans, $36.8 million to repurchase 537,054 shares of our Company’s common stock, and $17.1 million for dividend payments.
During 2013, we generated $236.0 million in net cash flow from financing activities. On an adjusted basis, we generated $66.4 million in net cash flow from financing activities, primarily related to borrowings of $85.3 million of real estate and other debt, $60.0 million cash inflow related to borrowings on the Acquisition Line, and $56.1 million from a decrease in our floorplan offset account. These cash inflows were partially offset by cash outflows of $3.6 million used to repurchase 55,655 shares of our common stock, $15.8 million used for dividend payments, and $116.7 million used for principal payments of real estate and other debt.
During 2012, we generated $290.8 million in net cash flow from financing activities. On an adjusted basis, we generated $40.8 million in net cash flow from financing activities, primarily related to borrowings of $89.0 million of real estate and other debt. These cash inflows were partially offset by cash outflows of $11.3 million used to repurchase 241,991 shares of our common stock, $13.4 million used for dividend payments, $20.0 million used for principal payments of real estate and other long-term debt and $3.1 million from a net decrease in our floorplan offset account.
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
As of December 31, 2014, after considering outstanding balances, we had $281.9 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $281.9 million under the Floorplan Line was $39.6 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.4% as of December 31, 2014 and 2013, respectively, excluding the impact of our interest rate swaps. After considering $69.7 million and $60.0 million in borrowings outstanding as of December 31, 2014 and 2013, respectively, $43.2 million and $32.0 million of outstanding letters of credit as of December 31, 2014 and 2013, respectively, and other factors included in our available borrowing base calculation, there was $207.1 million and $228.0 million of available borrowing capacity under the Acquisition Line as of December 31, 2014 and 2013, respectively. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.
All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our domestic personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments are limited to the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases. For purposes of the calculation of the Restricted Payment Basket calculation, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of December 31, 2014, the Restricted Payment Basket totaled $181.6 million. As of December 31, 2014, we were in compliance with all our financial covenants, including:

	As of December 31, 2014
	Required	Actual
Senior Secured Adjusted Leverage Ratio	< 3.75	2.08
Total Adjusted Leverage Ratio	< 5.50	3.49
Fixed Charge Coverage Ratio	> 1.35	2.19
Based upon our current five year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our FMCC Facility provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of December 31, 2014, we had an outstanding balance of $127.7 million under the FMCC Facility, with an available floorplan borrowing capacity of $172.3 million. Included in the $172.3 million available borrowings under the FMCC was $22.5 million of immediately available funds. During the fourth quarter of 2013, the Prime rate floor of 3.5% was eliminated, thus this facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. As of December 31, 2014 and 2013, the interest rate on the FMCC Facility was 4.75% before considering the applicable incentives.
Other Credit Facilities. We have credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are denominated in pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the annual interest rates charged on borrowings outstanding under these facilities ranged from 1.41% to 3.95%, as of December 31, 2014.

We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our operations in Brazil. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the annual interest rates charged on borrowings outstanding under these facilities ranged from 15.87% to 20.70% as of December 31, 2014.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of December 31, 2014, the interest rate charged on borrowings related to our rental vehicle fleet varied up to 4.75%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time. The following table summarizes the position of our U.S. credit facilities as of December 31, 2014:

	As of December 31, 2014
U.S. Credit Facilities	Total Commitment	Outstanding	Available
	(In thousands)
Floorplan Line(1)	$1,380,000	$1,098,126	$281,874
Acquisition Line(2)	320,000	112,867	207,133
Total Revolving Credit Facility	1,700,000	1,210,993	489,007
FMCC Facility(3)	300,000	127,683	172,317
Total U.S. Credit Facilities(4)	$2,000,000	$1,338,676	$661,324

(1)	The available balance as of December 31, 2014 includes $39.6 million of immediately available funds.

(2)	The outstanding balance of $112.9 million is related to outstanding letters of credit of $43.2 million and $69.7 million in borrowings as of December 31, 2014.

(3)	The available balance as of December 31, 2014 includes $22.5 million of immediately available funds.

(4)
The outstanding balance excludes $163.0 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

For a more detailed discussion of our credit facilities existing as of December 31, 2014, please see Note 11 to our Consolidated Financial Statements, “Credit Facilities.”
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
On June 25, 2014, we repurchased $92.5 million of the $115.0 million principal outstanding on our 3.00% Notes in a tender offer, leaving an outstanding balance of $22.6 million as of June 30, 2014. Consideration paid for this repurchase was $210.4 million. In conjunction with the repurchase, we recognized a loss of $23.6 million for the three months ended June 30, 2014 based on the difference in the carrying value of the liability component and the fair value immediately prior to the purchase. Subsequent to June 30, 2014, we settled purchased ten-year call options on our common stock (“3.00% Purchased Options”) and 3.00% warrants sold in connection with the 3.00% Notes (“3.00% Warrants”) in the same proportion as the 3.00% Notes repurchased on June 25, 2014 and received $26.4 million in cash as a result, which was recognized as an increase to additional paid in capital.

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
5.00% Senior Notes. On June 2, 2014, we issued $350.0 million aggregate principal amount of our 5.00% Senior Notes due 2022. Subsequently, on September 9, 2014, we issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes will mature on June 1, 2022 and pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. Prior to June 1, 2017, we may redeem up to 35.0% of the 5.00% Notes using proceeds of certain equity offerings, subject to certain conditions at a redemption price equal to 105% of principal amount of the 5.00% Notes plus accrued and unpaid interest. Otherwise, we may redeem some or all of the 5.00% Notes prior to June 1, 2017 at a redemption price equal to 100% of the principal amount of the 5.00% Notes redeemed, plus an applicable premium, and plus accrued and unpaid interest. On or after June 1, 2017, we may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.00% Notes if we sell certain assets or triggers the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt.
The 5.00% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries.
In connection with the issuance of the 5.00% Notes, we entered into registration rights agreements (the “Registration Rights Agreements”) with the initial purchasers. Pursuant to the Registration Rights Agreements, we have agreed to file a registration statement with the Securities and Exchange Commission so that holders of the 5.00% Notes can exchange the 5.00% Notes for registered 5.00% Notes that have substantially identical terms as the 5.00% Notes. We have also agreed to use commercially reasonable efforts to cause the exchange to be completed by June 2, 2015. On November 21, 2014, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission in connection with its obligations described herein, but as of the date of this report, such Registration Statement has not yet been declared effective. We will be required to pay additional interest of up to 1.00% on the 5.00% Notes if we fail to comply with our obligations to register the 5.00% Notes within the specified time period.
Underwriters' fees and the discount relative to the $550.0 million issued totaled $10.4 million, which were recorded as a reduction of the 5.00% Notes principal balance and are being amortized over a period of eight years. The 5.00% Notes are presented net of unamortized underwriter fees and discount of $9.9 million as of December 31, 2014. At the time of issuance of the 5.00% Notes, we capitalized $2.4 million of debt issuance costs, which are included in Other Assets on the accompanying Consolidated Balance Sheet and amortized over a period of eight years. Unamortized debt issuance costs as of December 31, 2014 totaled $2.3 million.
Real Estate Credit Facility. The Real Estate Credit Facility provides the right for up to $99.1 million of term loans, of which $74.1 million had been used as of December 31, 2014. The term loans can be expanded provided that (a) no default or event of default exists under the Real Estate Credit Facility; (b) we obtain commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. The Real Estate Credit Facility is guaranteed by us and substantially all of our existing and future domestic subsidiaries. Each loan is secured by the relevant real property (and improvements related thereto) that is mortgaged under the Real Estate Credit Facility.
The interest rate is equal to (a) the per annum rate equal to one-month LIBOR plus 2.00% per annum, determined on the first day of each month, or (b) 0.95% per annum in excess of the higher of (i) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (ii) the Federal Funds Rate adjusted daily, plus 0.50% or (iii) the per annum rate equal to one-month LIBOR plus 1.05% per annum. The Federal Funds Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.
We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and are required to repay the aggregate principal amount outstanding on the maturity dates, from December 29, 2015 through February 27, 2017. During the year ended December 31, 2014, we made additional borrowings of $0.2 million and made principal payments on outstanding borrowings of $9.9 million from the Real Estate Credit Facility. As of December 31, 2014, borrowings outstanding under the Real Estate Credit Facility totaled $58.0 million, with $30.9 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.

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
Other Real Estate Related and Long-Term Debt. We have entered into separate term mortgage loans in the U.S. with four of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation, Mercedes-Benz Financial Services USA, LLC, BMW Financial Services NA, LLC, and FMCC, as well as several third party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens, on the real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.00% and 9.00%, and at variable indexed rates plus a spread between 1.50% and 2.55% per annum. As of December 31, 2014, the aggregate outstanding balance under these Real Estate Notes was $293.5 million, with $25.1 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.
We have also entered into separate term mortgage loans in the U.K. with other third-party financial institutions which are denominated in pounds sterling and secured by our U.K. properties. These mortgage loans (collectively, “Foreign Notes”) are being repaid in monthly installments that mature by August 2027. As of December 31, 2014, borrowings under the Foreign Notes totaled $45.3 million, with $5.0 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
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
In November 2014, our Board of Directors authorized a new purchase program of up to $100.0 million of our common shares, replacing any amount remaining from the October 2013 authorization. During 2014, we repurchased 537,054 shares at an average stock price of $68.51 per share, for a total of $36.8 million, leaving $99.4 million available for future repurchases. In 2013, we repurchased 55,655 shares at an average price of $63.82 per share for a total cost of $3.6 million. During 2012, we repurchased 241,991 shares at an average price of $46.75 per share for a total of $11.3 million. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility and Real Estate Credit Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of December 31, 2014, the Restricted Payment Basket under both facilities was $181.6 million and will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
			(In thousands)
Floorplan notes payable	$1,388,786	$1,388,786	$—	$—	$—
Acquisition line payable	69,713	—	—	69,713	—
Estimated interest payments on floor plan notes payable(1)	16,036	8,286	6,200	1,550	—
Long-term debt obligations(2)	998,465	111,281	125,741	111,330	650,113
Estimated interest payments on fixed-rate long-term debt obligations(3)	243,902	34,658	67,642	63,379	78,223
Estimated interest payments on variable-rate long-term debt obligations(4)	35,762	9,360	13,066	6,447	6,889
Capital lease obligations(5)	56,442	4,503	7,963	8,558	35,418
Estimated interest on capital lease obligations	40,670	5,115	9,365	7,990	18,200
Operating lease obligations	307,528	49,400	87,370	62,541	108,217
Interest rate risk management obligations	28,652	3,341	14,048	8,669	2,594
Estimated interest payments on interest rate risk management obligations	51,779	12,565	23,200	13,892	2,122
Purchase commitments(6)	42,264	11,338	18,598	12,328	—
Total	$3,279,999	$1,638,633	$373,193	$366,397	$901,776

(1)
Calculated using the Floorplan Line balance and weighted average interest rate at December 31, 2014, and the assumption that these liabilities would be settled within 63 days, which approximates our weighted average inventory days outstanding. In addition, amounts include estimated commitment fees on the unused portion of the Floorplan Line through the term of the Revolving Credit Facility, assuming no additional Floorplan Line borrowings beyond 63 days.

(2)	Includes $43.2 million of outstanding letters of credit associated with the Acquisition Line of our Revolving Credit Facility due in 2015.

(3)	Includes our 5.00% Senior Notes due 2022 and other real estate related debt.

(4)
Includes interest on letters of credit associated with the Acquisition Line of our Revolving Credit Facility due 2015, commitment fees on the unused portion of the Acquisition Line through the term of the Revolving Credit Facility, and estimated interest on our Foreign Notes and other real estate related debt.

(5)	Includes $55.4 million related real estate and $1.0 million of other capital leases.

(6)	Includes Information Technology commitments and other.
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
From time to time, primarily in connection with dealership dispositions, we assign or sublet to the dealership purchaser our interests in any real property leases associated with such dealerships. In general, we retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. Although we generally have indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and we presently have no reason to believe that we will be called on to perform under any such assigned leases or subleases, we estimate that lessee rental payment obligations during the remaining terms of these leases are approximately $2.9 million as of December 31, 2014. Our exposure under these leases is difficult to estimate and there can be no assurance that any performance by us required under these leases would not have a material adverse effect on our business, results of operations and financial condition. We may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, we presently have no reason to believe that we will be called on to so perform and such obligations cannot be quantified at this time.
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
The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$198,288	$52,372	$(75,322)
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition	5,881	165,404	245,544
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	2,970	(14,953)	(11,028)
Adjusted net cash provided by operating activities	$207,139	$202,823	$159,194
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(347,051)	$(268,654)	$(224,458)
Change in cash paid for acquisitions, associated with floorplan notes payable	92,112	64,569	33,550
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(60,493)	(45,431)	(18,051)
Adjusted net cash used by investing activities	$(315,432)	$(249,516)	$(208,959)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by operating activities	$171,650	$235,993	$290,823
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	(40,470)	(169,589)	(250,015)
Adjusted net cash provided by (used in) financing activities	$131,180	$66,404	$40,808

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2014, and from which we may incur future gains or losses from changes in market interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of December 31, 2014, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $534.9 million and $540.1 million, respectively. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $158.1 million and $164.1 million as of December 31, 2014 and December 31, 2013, respectively. The fair value of such fixed interest rate borrowings was $186.4 million million and $190.0 million as of December 31, 2014 and December 31, 2013, respectively. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
We use interest rate swaps to adjust our exposure to interest rate movements, when appropriate, based upon market conditions. As of December 31, 2014, we held interest rate swaps with aggregate notional amounts of $563.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.5%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Real Estate Credit Facility borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, the ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of December 31, 2014, all of our derivative contracts were determined to be effective and net unrealized losses, net of income taxes, totaled $17.9 million. A 100 basis-point change in the interest rates of our swaps would have resulted in a $4.6 million change to our annual interest expense. During 2014, we entered into eight additional interest rate swaps with forward start dates between December 2016 and December 2018 and expiration dates between December 2019 and December 2020. In total, as of December 31, 2014, we were party to 15 interest rate swaps with forward start dates. The aggregate notional value of all 15 forward-starting swaps was $775.0 million and the weighted average interest rate of these swaps was 2.8%.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions).

	2014	2015	2016	2017	2018	2019	2020	2021
Notional amount in effect at the end of period	$563	$562	$712	$511	$560	$210	$9	$—
Weighted average interest rate during the period	2.62%	2.56%	2.75%	2.62%	2.72%	2.61%	2.89%	1.84%
As of December 31, 2014, we had $1,331.6 million of variable-rate floorplan borrowings outstanding, $58.0 million of variable-rate Real Estate Credit Facility borrowings outstanding, $69.7 million of Acquisition Line borrowings outstanding, and $183.7 million of other variable-rate real estate related borrowings outstanding. Based on the aggregate amount of variable-rate borrowings outstanding as of December 31, 2014, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $15.8 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $11.2 million in annual interest expense based on the variable-rate borrowings outstanding as of December 31, 2014. This interest rate sensitivity increased from 2013 primarily as a result of the increase in variable-rate floorplan borrowings.

Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which historically has been influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the years ended December 31, 2014 and December 31, 2013, we recognized $45.1 million and $38.5 million of interest assistance as a reduction of new vehicle cost of sales, respectively. For the past three years, the interest assistance reduction to our new vehicle cost of sales has ranged from 87.3% of our quarterly floorplan interest expense in the first quarter of 2013 to 117.7% in the fourth quarter of 2014. In the U.S., manufacturer's interest assistance was 134.5% of floorplan interest expense in the fourth quarter of 2014. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.
Foreign Currency Exchange Rates. As of December 31, 2014, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in an $89.8 million decrease to our revenues for the year ended December 31, 2014. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in a $70.5 million decrease to our revenues for the year ended December 31, 2014.
Item 8. Financial Statements and Supplementary Data
See our Consolidated Financial Statements beginning on page F-1 for the information required by this Item.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2014, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered accounting firm who audited the Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting. This report, dated February 24, 2015, appears on the following page.

Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Group 1 Automotive, Inc.
We have audited Group 1 Automotive, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Group 1 Automotive, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Group 1 Automotive, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Group 1 Automotive, Inc. and subsidiaries and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
February 24, 2015

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of Group 1
The following sets forth certain information regarding our executive officers as of February 24, 2015.

Name	Age	Position	Years with Group 1	Years of Automotive Experience
Earl J. Hesterberg	61	President and Chief Executive Officer	10	40
John C. Rickel	53	Senior Vice President and Chief Financial Officer	9.5	31
Darryl M. Burman	56	Vice President and General Counsel	8	17
Peter C. DeLongchamps	54	Vice President, Manufacturer Relations, Financial Services and Public Affairs	10.5	32
J. Brooks O’Hara	59	Vice President, Human Resources	15	34
Earl J. Hesterberg has served as our President and Chief Executive Officer and as a director since April 2005. Prior to joining us, Mr. Hesterberg served as Group Vice President, North America Marketing, Sales and Service for Ford Motor Company, a global manufacturer and distributor of cars, trucks and automotive parts, since October 2004. From July 1999 to September 2004, he served as Vice President, Marketing, Sales and Service for Ford of Europe, and from 1999 until 2005, he served on the supervisory board of Ford Werke AG. Mr. Hesterberg has also served as President and Chief Executive Officer of Gulf States Toyota, an independent regional distributor of new Toyota vehicles, parts and accessories. He has also held various senior sales, marketing, general management, and parts and service positions with Nissan Motor Corporation in U.S.A. and Nissan Europe, both of which are wholly‑owned by Nissan Motor Co., Ltd., a global provider of automotive products and services. Mr. Hesterberg serves on the Board of Directors of Stage Stores, Inc., a national retail clothing chain with over 800 stores located in 39 states where he is a member of the Corporate Governance and Nominating Committee and Chairman of the Compensation Committee. Mr. Hesterberg also serves on the Board of Trustees of Davidson College.
John C. Rickel was appointed Senior Vice President and Chief Financial Officer in December 2005. From 1984 until joining Group 1, Mr. Rickel held a number of executive and managerial positions of increasing responsibility with Ford Motor Company, a global manufacturer and distributor of cars, trucks and automotive parts. He most recently served as Controller, Ford Americas, where he was responsible for the financial management of Ford’s western hemisphere automotive operations. Immediately prior to that, he was Chief Financial Officer of Ford Europe, where he oversaw all accounting, financial planning, information services, tax and investor relations activities. From 2002 to 2004, Mr. Rickel was Chairman of the Board of Directors of Ford Russia, and a member of the Board of Directors and the Audit Committee of Ford Otosan, a publicly traded automotive company located in Turkey and owned 41% by Ford.
Darryl M. Burman has served as Vice President and General Counsel since December 2006. From September 2005 to December 2006, Mr. Burman was a partner and head of the corporate and securities practice in the Houston office of Epstein Becker Green Wickliff & Hall, P.C. From September 1995 until September 2005, Mr. Burman served as the head of the corporate and securities practice of Fant & Burman, L.L.P. in Houston, Texas, specializing in the acquisition of automotive dealerships. Mr. Burman currently serves as a Director of the Texas General Counsel Forum - Houston Chapter and serves on the Board of the University of South Florida Foundation.
Peter C. DeLongchamps has served as Vice President, Financial Services and Manufacturer Relations since January 2012. He previously served as Vice President, Manufacturer Relations and Public Affairs from January 2006 through December 2011, and as Vice President, Manufacturer Relations from July 2004 through December 2005. Mr. DeLongchamps began his automotive retailing career in 1980, having worked for General Motors Corporation and BMW of North America, and holding various management positions in the automotive industry. Immediately prior to joining the Company in 2004, Mr. DeLongchamps was President of Advantage BMW, a Houston‑based automotive retailer. Mr. DeLongchamps also serves on the Board of Directors of Junior Achievement of Southeast Texas.
J. Brooks O’Hara has served as Vice President, Human Resources since February 2000. From 1997 until joining Group 1, Mr. O’Hara was Corporate Manager of Organizational Development at Valero Energy Corporation, an integrated refining and marketing company. Prior to joining Valero, Mr. O’Hara served for a number of years as Vice President of Administration and Human Resources at Gulf States Toyota, an independent regional distributor of new Toyota vehicles, parts and accessories. Mr. O’Hara is a certified Senior Professional in Human Resources (SPHR) and serves on the Board of the Houston Chapter of the American Red Cross.
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
Item 11. Executive Compensation
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement prepared in connection with the 2015 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2014.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement prepared in connection with the 2015 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2014.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement prepared in connection with the 2015 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2014.
Item 14. Principal Accounting Fees and Services
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement prepared in connection with the 2015 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2014.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 2015.

Group 1 Automotive, Inc.

By:	/s/ Earl J. Hesterberg
Earl J. Hesterberg
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 24th day of February, 2015.

Signature	Title

/s/ Earl J. Hesterberg	President and Chief Executive Officer and Director
Earl J. Hesterberg	(Principal Executive Officer)

/s/ John C. Rickel	Senior Vice President and Chief Financial Officer
John C. Rickel	(Principal Financial and Accounting Officer)

/s/ John L. Adams	Chairman and Director
John L. Adams

/s/ Lincoln da Cunha Pereira Filho	Director
Lincoln da Cunha Pereira Filho

/s/ Stephen D. Quinn	Director
Stephen D. Quinn

/s/ J. Terry Strange	Director
J. Terry Strange

/s/ Max P. Watson, Jr.	Director
Max P. Watson, Jr.

/s/ MaryAnn Wright	Director
MaryAnn Wright

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
Group 1 Automotive, Inc. and Subsidiaries — Consolidated Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Group 1 Automotive, Inc.
We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2014, and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group 1 Automotive, Inc. and subsidiaries at December 31, 2014, and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Group 1 Automotive, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
February 24, 2015

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,975	$20,215
Contracts-in-transit and vehicle receivables, net	237,448	225,156
Accounts and notes receivable, net	151,330	135,058
Inventories, net	1,556,705	1,542,318
Deferred income taxes	11,062	21,150
Prepaid expenses and other current assets	37,699	24,041
Total current assets	2,035,219	1,967,938
PROPERTY AND EQUIPMENT, net	950,388	796,356
GOODWILL	830,377	737,303
INTANGIBLE FRANCHISE RIGHTS	303,947	301,505
OTHER ASSETS	21,561	16,376
Total assets	$4,141,492	$3,819,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$1,143,246	$1,143,104
Offset account related to floorplan notes payable - credit facility	(39,616)	(56,198)
Floorplan notes payable — manufacturer affiliates	307,656	346,572
Offset account related to floorplan notes payable - manufacturer affiliates	(22,500)	—
Current maturities of long-term debt and short-term financing	72,630	36,225
Accounts payable	288,320	254,930
Accrued expenses	172,463	140,543
Total current liabilities	1,922,199	1,865,176
LONG-TERM DEBT, net of current maturities	1,008,837	663,689
DEFERRED INCOME TAXES	141,239	152,291
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	25,311	26,078
OTHER LIABILITIES	65,896	47,975
COMMITMENTS AND CONTINGENCIES (NOTE 14)

TEMPORARY EQUITY - Redeemable equity portion of the 3.00% Convertible Senior Notes	—	29,094

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,724 and 25,746 issued, respectively	257	257
Additional paid-in capital	286,854	368,641
Retained earnings	852,057	776,101
Accumulated other comprehensive loss	(81,984)	(51,677)
Treasury stock, at cost; 1,385 and 1,432 shares, respectively	(79,174)	(58,147)
Total stockholders’ equity	978,010	1,035,175
Total liabilities and stockholders’ equity	$4,141,492	$3,819,478
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$5,741,619	$5,224,921	$4,291,098
Used vehicle retail sales	2,324,868	2,039,428	1,756,918
Used vehicle wholesale sales	379,143	332,185	288,139
Parts and service sales	1,125,694	1,010,685	880,070
Finance, insurance and other, net	366,565	311,362	259,875
Total revenues	9,937,889	8,918,581	7,476,100
COST OF SALES:
New vehicle retail sales	5,430,402	4,935,046	4,043,659
Used vehicle retail sales	2,151,346	1,878,549	1,610,912
Used vehicle wholesale sales	376,824	332,380	285,695
Parts and service sales	531,379	480,060	418,582
Total cost of sales	8,489,951	7,626,035	6,358,848
GROSS PROFIT	1,447,938	1,292,546	1,117,252
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,061,964	976,856	848,446
DEPRECIATION AND AMORTIZATION EXPENSE	42,344	35,826	31,534
ASSET IMPAIRMENTS	41,520	6,542	7,276
INCOME FROM OPERATIONS	302,110	273,322	229,996
OTHER EXPENSE:
Floorplan interest expense	(41,614)	(41,667)	(31,796)
Other interest expense, net	(49,693)	(38,971)	(37,465)
Other expense, net	—	(789)	—
Loss on extinguishment of long-term debt	(46,403)	—	—
INCOME BEFORE INCOME TAXES	164,400	191,895	160,735
PROVISION FOR INCOME TAXES	(71,396)	(77,903)	(60,526)
NET INCOME	$93,004	$113,992	$100,209
BASIC EARNINGS PER SHARE	$3.82	$4.72	$4.39
Weighted average common shares outstanding	23,380	23,096	21,620
DILUTED EARNINGS PER SHARE	$3.60	$4.32	$4.19
Weighted average common shares outstanding	24,885	25,314	22,688
CASH DIVIDENDS PER COMMON SHARE	$0.70	$0.65	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
NET INCOME	$93,004	$113,992	$100,209
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on foreign currency translation	(27,426)	(31,701)	1,843
Realized gain on foreign currency translation associated with disposition of foreign subsidiaries	1,178	—	—
Net unrealized gain (loss) on foreign currency translation	(26,248)	(31,701)	1,843
Unrealized loss on marketable securities, net of tax benefit of $0, $0, and $5, respectively	—	—	(8)
Net unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of $6,692, ($3,667), and $7,634, respectively	(11,153)	6,112	(12,724)
Reclassification adjustment for loss included in interest expense, net of tax provision of $4,256, $4,182 and $4,241 respectively	7,094	6,969	7,068
Net unrealized gain (loss) on interest rate swaps, net of tax	(4,059)	13,081	(5,656)
OTHER COMPREHENSIVE LOSS, NET OF TAXES	(30,307)	(18,620)	(3,821)
COMPREHENSIVE INCOME	$62,697	$95,372	$96,388

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
	(In thousands)
BALANCE, December 31, 2011	25,967	$260	$363,375	$591,037	$(29,236)	$(118,336)	$807,100
Net income	—	—	—	100,209	—	—	100,209
Other comprehensive loss, net	—	—	—	—	(3,821)	—	(3,821)
Purchases of treasury stock	—	—	—	—	—	(11,317)	(11,317)
3.00% Convertible Notes reclassification to temporary equity	—	—	(32,505)	—	—	—	(32,505)
Net issuance of treasury shares to employee stock compensation plans	(131)	(2)	(12,949)	—	—	12,036	(915)
Stock-based compensation	—	—	11,880	—	—	—	11,880
Tax effect from stock-based compensation plans	—	—	3,035	—	—	—	3,035
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(13,382)	—	—	(13,382)
BALANCE, December 31, 2012	25,836	258	332,836	677,864	(33,057)	(117,617)	860,284
Net income	—	—	—	113,992	—	—	113,992
Other comprehensive loss, net	—	—	—	—	(18,620)	—	(18,620)
Purchases of treasury stock			—	—	—	(3,554)	(3,554)
Treasury stock used in acquisition	—	—	27,689	—	—	52,709	80,398
Temporary equity adjustment related to 3.00% convertible notes	—	—	3,411	—	—	—	3,411
Net issuance of treasury shares to employee stock compensation plans	(90)	(1)	(12,137)	—	—	10,315	(1,823)
Stock-based compensation	—	—	13,849	—	—	—	13,849
Tax effect from stock-based compensation plans	—	—	2,993	—	—	—	2,993
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(15,755)	—	—	(15,755)
BALANCE, December 31, 2013	25,746	257	368,641	776,101	(51,677)	(58,147)	1,035,175
Net income	—	—	—	93,004	—	—	93,004
Other comprehensive loss, net	—	—	—	—	(30,307)	—	(30,307)
Purchases of treasury stock	—	—	—	—	—	(36,802)	(36,802)
Net temporary equity adjustment related to 3.00% and 2.25% Convertible Notes	—	—	(14,163)	—	—	—	(14,163)
Repurchase of equity component of 3.00% Convertible Notes	—	—	(118,044)	—	—	—	(118,044)
Call/Warrant equity settlement on 3.00% Convertible Notes repurchase	—	—	32,641	—	—	—	32,641
Conversion of equity component of 2.25% Convertible Notes	—	—	(20,789)	—	—	36,860	16,071
Call/Warrant equity settlement on 2.25% Convertible Notes conversion	—	—	33,772	—	—	(33,772)	—
Net issuance of treasury shares to employee stock compensation plans	(22)	—	(13,008)	—	—	12,687	(321)
Stock-based compensation	—	—	15,963	—	—	—	15,963
Tax effect from stock-based compensation plans	—	—	1,841	—	—	—	1,841
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(17,048)	—	—	(17,048)
BALANCE, December 31, 2014	25,724	$257	$286,854	$852,057	$(81,984)	$(79,174)	$978,010
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,004	$113,992	$100,209
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	42,344	35,826	31,534
Deferred income taxes	12,319	22,412	13,282
Asset impairments	41,520	6,542	7,276
Stock-based compensation	16,012	13,899	11,931
Amortization of debt discount and issue costs	10,559	13,888	12,990
Loss on 3.00% Convertibles Notes repurchase	29,478	—	—
Loss on 2.25% Convertible Notes conversion and redemption	16,925	—	—
Gain on disposition of assets	(15,994)	(11,043)	(4,941)
Tax effect from excess stock-based compensation	(1,841)	(2,993)	(2,875)
Other	4,686	3,665	3,965
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	37,344	41,144	29,874
Accounts and notes receivable	(20,179)	(9,489)	(6,777)
Inventories	27,339	(241,871)	(278,232)
Contracts-in-transit and vehicle receivables	(10,530)	(18,974)	(29,091)
Prepaid expenses and other assets	(5,385)	1,941	2,448
Floorplan notes payable — manufacturer affiliates	(78,822)	83,203	33,248
Deferred revenues	(491)	230	(163)
Net cash provided by (used in) operating activities	198,288	52,372	(75,322)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(336,551)	(269,860)	(177,956)
Proceeds from disposition of franchises, property and equipment	144,597	102,186	39,197
Purchases of property and equipment, including real estate	(150,392)	(102,858)	(88,491)
Other	(4,705)	1,878	2,792
Net cash used in investing activities	(347,051)	(268,654)	(224,458)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	7,832,014	6,379,328	5,700,108
Repayments on credit facility — floorplan line and other	(7,802,719)	(6,153,677)	(5,453,148)
Borrowings on credit facility — acquisition line	389,368	60,000	—
Repayments on credit facility — acquisition line	(379,681)	—	—
Borrowings on real estate credit facility	200	19,640	18,080
Principal payments on real estate credit facility	(9,917)	(8,597)	(2,406)
Net borrowings on 5.00% Senior Unsecured Notes	539,600	—	—
Debt issue costs	(1,881)	—	—
Repurchase of 3.00% Convertible Notes	(260,074)	—	—
Proceeds from Call/Warrant Unwind related to 3.00% Convertible Notes	32,697	—	—
Conversion and redemption of 2.25% Convertible Notes	(182,756)	—	—
Borrowings on other debt	91,137	10,289	275
Principal payments of other debt	(85,905)	(71,170)	(4,784)
Borrowings on debt related to real estate	111,979	55,345	70,685
Principal payments on debt related to real estate loans	(50,033)	(36,978)	(15,197)
Employee stock purchase plan purchases, net of employee tax withholdings	(321)	(1,822)	(915)
Repurchases of common stock, amounts based on settlement date	(36,802)	(3,553)	(11,317)
Tax effect from stock-based compensation	1,841	2,993	2,875
Dividends paid	(17,097)	(15,805)	(13,433)
Net cash provided by financing activities	171,650	235,993	290,823
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,127)	(4,146)	(1,288)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,760	15,565	(10,245)
CASH AND CASH EQUIVALENTS, beginning of period	20,215	4,650	14,895
CASH AND CASH EQUIVALENTS, end of period	$40,975	$20,215	$4,650
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable and accrued expenses	$21,166	$11,155	$6,045
The accompanying notes are an integral part of these consolidated financial statements.

1. ANNUAL FINANCIAL INFORMATION
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry with business activities in 14 states in the United States of America (“U.S.”), 16 towns in the United Kingdom (“U.K.”), and three states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the “Company” in these Notes to Consolidated Financial Statements. The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.
As of December 31, 2014, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (41 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, and South Carolina), and (b) the West (75 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). The U.S. regional vice presidents report directly to the Company's Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. In addition, as of December 31, 2014, the Company had two international regions: (a) the U.K. region, which consisted of 17 dealerships in the U.K. and (b) the Brazil region, which consisted of 17 dealerships in Brazil. The operations of the Company's international regions are structured similarly to the U.S. regions, each with a regional vice president reporting directly to the Company’s Chief Executive Officer.
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
The Company arranges financing for customers through various institutions and receives financing fees based on the difference between the loan rates charged to customers and wholesale financing rates set by the financing institution. In addition, the Company receives fees from the sale of insurance and vehicle service contracts to customers. Further, through agreements with certain vehicle service contract administrators, the Company earns volume incentive rebates and interest

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income on reserves, as well as participates in the underwriting profits of the products. The Company may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles, and a reserve for future amounts estimated to be charged back is recorded based on the Company’s historical chargeback results and the termination provisions of the applicable contracts. While chargeback results vary depending on the type of contract sold, a 10% increase in the historical chargeback results used in determining estimates of future amounts which might be charged back would have increased the reserve at December 31, 2014 by $2.9 million.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase. As of December 31, 2014 and 2013, cash and cash equivalents excluded $62.1 million and $56.2 million, respectively, of immediately available funds used to pay down the Floorplan Line of the Revolving Credit Facility and the FMCC Facility (as defined in Note 11, “Credit Facilities”), which are the Company’s primary vehicles for the short-term investment of excess cash. These amounts are reflected in the Company's Consolidated Balance Sheets as the offset accounts related to Floorplan Notes Payable - Credit Facility and Floorplan Notes Payable - Manufacturer Affiliates.
Contracts-in-Transit and Vehicle Receivables
Contracts-in-transit and vehicle receivables consist primarily of amounts due from financing institutions on retail finance contracts from vehicle sales and dealer incentives due from manufacturers. Also included are amounts receivable from vehicle wholesale sales.
Inventories
New, used and demonstrator vehicle inventories are carried at the lower of specific cost or market and are removed from inventory using the specific identification method in the Consolidated Balance Sheets. Parts and accessories inventories are valued at lower of cost (determined on a first-in, first-out basis) or market in the Consolidated Balance Sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. Additionally, the Company receives interest assistance from some of the automobile manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the Company’s Consolidated Balance Sheets and as a reduction to cost of sales in its Statements of Operations as the vehicles are sold. At December 31, 2014 and 2013, inventory cost had been reduced by $8.8 million and $9.0 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales was reduced by $45.1 million, $38.5 million and $33.9 million for interest assistance received related to vehicles sold for the years ended December 31, 2014, 2013 and 2012, respectively. The assistance over the past three years has ranged from approximately 87.3% of the Company’s quarterly floorplan interest expense in the first quarter of 2013 to 117.7% for the fourth quarter of 2014.
As the market value of inventory typically declines over time, the Company establishes new and used vehicle reserves based on its historical loss experience and management’s considerations of current market trends. These reserves are charged to cost of sales and reduce the carrying value of inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which the Company operates is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via the Company’s used vehicle management software and the industry expertise of the responsible used vehicle manager. Valuation risk is partially mitigated by the speed at which the Company turns this inventory. At December 31, 2014, the Company’s used vehicle days’ supply was 33 days.
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
Goodwill
The Company is organized into four geographic regions, East and West regions in the U.S., the U.K. region and the Brazil region. The Company has determined that each region represents a reporting unit for the purpose of assessing goodwill for impairment. Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Annually in the fourth quarter, based on the carrying values of the Company’s regions as of October 31st, the Company performs a fair value and potential impairment assessment of its goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the non-financial asset has occurred (i.e., an impairment indicator).
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
The Company uses a combination of the discounted cash flow, or income approach (80% weighted), and the market approach (20% weighted) to determine the fair value of the Company’s reporting units. Included in the discounted cash flow are assumptions regarding revenue growth rates, future gross margins, future selling, general and administrative expenses ("SG&A") and an estimated weighted average cost of capital ("WACC"). The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Specifically, with regard to the valuation assumptions utilized in the U.S. (which represents the Company's largest two reporting units) income approach as of October 31, 2014, the Company based our analysis on an estimate of industry sales of 16.6 million units in 2015 and a growth rate of approximately 1.0% a year thereafter back to a U.S. industry sales rate of 17.0 million units by 2017. For the market approach, the Company utilizes recent market multiples of guideline companies for both revenue and pretax net income weighted as appropriate by reporting unit. Each of these assumptions requires the Company to use its knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for its operations. If any one of the above assumptions change or fails to materialize, the resulting decline in the estimated fair value could result in a material, non-cash impairment charge to the goodwill associated with the reporting unit(s).
At October 31, 2014, 2013 and 2012, the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (i.e., step one of the impairment test). As a result, the Company was not required to conduct the second step of the impairment test. However, if in future periods the Company determines that the carrying value of the net assets of one or more of its reporting units exceeds the respective fair value as a result of step one, the application of step two of the impairment test could result in a material non-cash impairment charge to the goodwill associated with the reporting unit(s). See Note 16, “Intangible Franchise Rights and Goodwill,” for additional details regarding the Company’s goodwill.
Intangible Franchise Rights
The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, for agreements that do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost, based on the history with the manufacturer. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2014 and 2013 in the accompanying Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets. In accordance with guidance primarily codified within Accounting Standards Codification ("ASC") 350, Intangibles-Goodwill and Other, the Company evaluates these franchise rights for impairment annually in the fourth quarter, based on the carrying values of the Company’s individual dealerships as of October 31st, or more frequently if events or circumstances indicate possible impairment has occurred.

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
As of October 31, 2014, 2013 and 2012, the Company determined that the carrying value of certain of the intangible franchise rights was greater than their fair value and as such, a $25.6 million, $5.4 million and $7.0 million pre-tax non-cash impairment was recognized, respectively. See Note 16, “Intangible Franchise Rights and Goodwill,” for additional details regarding the Company’s intangible franchise rights.
Income Taxes
Currently, the Company operates in 14 different states in the U.S., in the U.K. and in Brazil, each of which has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.
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
Fair Value of Financial Assets and Liabilities
The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. As of December 31, 2014, the Company's 5.00% Senior Notes had a carrying value of $540.1 million, and a fair value of $534.9 million. Of the $358.3 million and $280.2 million of other real estate related and long-term debt as of December 31, 2014 and December 31, 2013, respectively, $158.1 million and $164.1 million represented fixed interest rate borrowings. The fair value of such fixed interest rate borrowings was $186.4 million and $190.0 million as of December 31, 2014 and December 31, 2013, respectively.
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
The Company follows the requirements of guidance primarily codified within ASC 815, Derivatives and Hedging (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires the Company to recognize all cash flow hedges on its balance sheet at fair value. The related gains or losses on these interest rate derivatives are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in interest expense in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the Company's accompanying Consolidated Statements of Operations. All of the Company’s interest rate hedges were designated as cash flow hedges and were deemed to be effective at December 31, 2014, 2013 and 2012.
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
Foreign Currency Translation
The functional currency for the Company’s U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real. The financial statements of all the Company’s foreign subsidiaries have been translated into U.S. dollars. All assets and liabilities of foreign operations are translated into U.S. dollars using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The difference in the U.S. dollar results that arise from the translation of all assets and liabilities are included in the cumulative currency translation adjustments in accumulated other comprehensive income/loss in stockholders’ equity and other income/expense, when applicable. Upon disposition of the Company's investment in a foreign subsidiary, the Company removes the accumulated translation adjustment attributable to that subsidiary from equity and recognizes as a part of the gain or loss on the disposition transaction.
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
Advertising
The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2014, 2013, and 2012, totaled $73.8 million, $59.0 million and $54.1 million, respectively. Additionally, the Company receives advertising assistance from some of the automobile manufacturers. The Company must spend such advertising assistance on qualified advertising and is subject to audit and chargeback by the manufacturer. The assistance is accounted for as an advertising expense reimbursement and is generally reflected as a reduction of advertising expense, which is included in SG&A

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses in the accompanying Consolidated Statements of Operations, as the vehicles are sold, and in accrued expenses on the balance sheet for amounts related to vehicles still in inventory on that date.
Advertising expense has been reduced by $16.6 million, $24.1 million and $23.7 million for advertising assistance earned related to vehicles sold for the years ended December 31, 2014, 2013, and 2012, respectively.
Business and Credit Risk Concentrations
The Company owns and operates franchised automotive dealerships in the U.S., the U.K. and Brazil. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the dealerships with an adequate supply of vehicles. For the year ended December 31, 2014, Toyota (including Lexus, Scion and Toyota brands), BMW (including MINI and BMW brands), Honda (including Acura and Honda brands), Ford (including Ford and Lincoln brands), Nissan (including Infiniti and Nissan brands), General Motors (including Chevrolet, GMC, Buick, and Cadillac brands), Volkswagen (including Audi, Porsche, and Volkswagen brands), Hyundai (including Hyundai and Kia brands), Daimler (including Mercedes-Benz, smart and Sprinter brands), and Chrysler (including Chrysler, Dodge, RAM and Jeep brands) accounted for 26.7%, 11.5%, 11.3%, 10.9%, 9.4%, 6.4%, 6.1%, 5.5%, 4.5%, and 4.4% of the Company’s new vehicle sales volume, respectively. No other manufacturer accounted for more than 3.0% of the Company’s total new vehicle sales volume in 2014. Through the use of an open account, the Company purchases and returns parts and accessories from/to the manufacturers and receives reimbursement for rebates, incentives and other earned credits. As of December 31, 2014, the Company was due $86.1 million from various manufacturers (see Note 8, “Accounts and Notes Receivable”). Receivable balances from Toyota, General Motors, Daimler, BMW, Ford, Nissan, Volkswagen, Hyundai, Honda, and Chrysler represented 17.7%, 16.0%, 15.3%, 14.3%, 8.8%, 6.7%, 6.5%, 4.5%, 3.8%, and 3.2%, respectively, of this total balance due from manufacturers.
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
Cash paid for interest, including the monthly settlement of the Company's interest rate derivatives, was $80.2 million, $66.2 million and $55.8 million in 2014, 2013 and 2012, respectively. Cash paid for taxes, net of refunds, was $62.3 million, $49.0 million and $38.6 million in 2014, 2013 and 2012, respectively.
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
At least annually, the Company engages a third-party actuary to conduct a study of the exposures under the self-insured portion of its worker’s compensation and general liability insurance programs for all open policy years. In the interim, the Company reviews the estimates within the study and monitors actual experience for unusual variances. The appropriate adjustments are made to the accrual, based upon these procedures. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence the Company’s reserve for claims and its financial position, results of operations and cash flows. A 10% increase in the actuarially determined estimate of aggregate future losses would have increased the reserve for these losses at December 31, 2014, by $2.1 million.
The Company’s auto physical damage insurance coverage is limited and contains two layers of coverage. The first layer is composed of a $10.0 million per occurrence company deductible with an annual maximum aggregate deductible of $30.0 million with no maximum payout. The secondary policy provides for an additional $10.0 million, maximum, in annual loss coverage after the Company has either incurred $20.0 million in company-paid deductibles related to hail loss, or incurred $5.0 million in company-paid deductibles related to any weather event other than hail.
For policy years ended prior to October 31, 2005, the Company’s workers’ compensation and general liability insurance coverage included aggregate retention (stop loss) limits in addition to a per claim deductible limit (“Stop Loss Plans”). Due to historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits described above was deemed remote, and as such, the Company elected not to purchase this stop loss coverage for the policy year beginning November 1, 2005 and for each subsequent year (“No Stop Loss Plans”). The Company’s exposure per claim under the No Stop Loss Plans is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that may be incurred. As of December 31, 2014, we have accrued $0.5 million and $20.3 million for our Stop Loss and No Stop Loss plans, respectively. The Company’s maximum potential exposure under its worker's compensation and general liability Stop Loss Plans totaled $34.9 million at December 31, 2014, before consideration of amounts previously paid or accruals recorded related to the Company’s loss projections. After consideration of the amounts paid or accrued, the remaining potential loss exposure under the Stop Loss Plans totaled $13.8 million at December 31, 2014.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable Interest Entity
In 2013, the Company entered into arrangements to provide a related-party entity that owns and operates retail automotive dealerships a fixed-interest-rate working capital loan and various administrative services for a variable fee, both of which constitute variable interests in the entity. The Company's exposure to loss as a result of its involvement in the entity includes the balance outstanding under the loan arrangement. The Company holds no equity ownership interest in the entity. The Company has determined that the entity meets the criteria of a variable interest entity (“VIE”). The terms of the loan and services agreements provide the Company with the right to control the activities of the VIE that most significantly impact the VIE's economic performance, the obligation to absorb potentially significant losses of the VIE and the right to receive potentially significant benefits from the VIE. Accordingly, the Company qualified as the VIE's primary beneficiary and consolidated the assets and liabilities of the VIE as of December 31, 2014 and 2013, as well as the results of operations of the VIE beginning on the effective date of the variable interests arrangements to December 31, 2013 and for the year ended December 31, 2014. The floorplan notes payable liability of the VIE is securitized by the new and used vehicle inventory of the VIE. The carrying amounts and classification of assets (which can only be used to settle the liabilities of the VIE) and liabilities (for which creditors do not have recourse to the general credit of the Company) included in the Company's consolidated statements of financial position for the consolidated VIE is as follows (in thousands):

	December 31, 2014	December 31, 2013 (1)
Current assets	$19,049	$24,170
Non-current assets	31,783	71,033
Total assets	$50,832	$95,203
Current liabilities	$16,374	$21,653
Non-current liabilities	15,955	25,374
Total liabilities	$32,329	$47,027
(1) The purchase price allocation for the VIE was finalized in the first quarter of 2014.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, that raises the threshold for disposals to qualify as discontinued operations to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this accounting standard update should be applied prospectively and are effective for annual periods, and interim periods within those years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The Company does not expect a material impact of the ASU on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that amends the accounting guidance on revenue recognition. The amendments in this ASU are intended to provide a framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact the provisions of the ASU will have on its consolidated financial statements, but currently does not expect a material impact.
3. ACQUISITIONS AND DISPOSITIONS
During 2014, the Company acquired seven dealerships and was granted two franchises in the U.S. and also acquired one dealership and opened one dealership for an awarded franchise in Brazil. In addition, the Company acquired three dealerships in the U.K. (collectively, the "2014 Acquisitions"). Aggregate consideration paid for these acquisitions totaled $336.6 million, including associated real estate and new vehicle inventory. The U.K. vehicle inventory acquisition was subsequently financed through borrowings under the Company's credit facility with Volkswagen Finance, the U.S. vehicle inventory acquisition was subsequently financed through borrowings under the Company's FMCC Facility and the Floorplan Line, (each as defined in Note 11, “Credit Facilities”) and the Brazil acquisitions were financed through individual manufacturer captive finance companies. The purchase prices for the 2014 Acquisitions have been allocated as set forth below based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The allocation of the purchase prices is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the respective acquisition date). Goodwill associated with the acquisitions was

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assigned to the U.S., U.K. and Brazil reportable segments in the amounts of $103.9 million, $16.8 million and zero, respectively.

As of Acquisition Date
(In thousands)
Current assets	$6,601
Inventory	131,878
Property and equipment	80,520
Goodwill & intangible franchise rights	183,449
Deferred tax asset	7,265
Total assets	$409,713
Current liabilities	$37,545
Long-term debt	13,250
Total liabilities	$50,795
The intangible franchise rights are expected to continue for an indefinite period, therefore these rights are not amortized. These intangible assets will be evaluated on an annual basis in accordance with Accounting Standards Codification ("ASC") 350. Goodwill represents the excess of consideration paid compared to the fair value of net assets received in the acquisitions. The goodwill associated with the 2014 Acquisitions relative to the U.S. reportable segment is deductible for tax purposes; however, the goodwill associated with the 2014 Acquisitions relative to the U.K. reportable segment is not currently deductible for tax purposes.
The following supplemental pro forma information provides revenue and net income had the acquisition date for each of the Company's 2014 acquisitions been January 1, 2013. The supplemental pro forma revenue and net income are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 2013. The supplemental pro forma information does not take into account the dispositions described below.

	Year ended December 31,

Supplemental Pro Forma:	2014	2013
	(in thousands)
Revenue	$10,416,588	$9,770,291
Net income	$94,914	$126,237
During the year ended December 31, 2014, the Company disposed of seven dealerships and one franchise in the U.S. and three dealerships in Brazil. As a result of these dispositions including the associated real estate, a pre-tax net gain of $13.3 million was recognized for the year ended December 31, 2014. Aggregate consideration received for these dealerships totaled $144.6 million.
In February 2013, the Company purchased all of the outstanding stock of UAB Motors. At the time of acquisition, UAB Motors consisted of 18 dealerships and 22 franchises in Brazil, as well as five collision centers. In conjunction with the acquisition, the Company incurred $6.5 million of costs, primarily related to professional services associated with the Brazil transaction. The Company included these costs in SG&A in the Consolidated Statement of Operations for the year ended December 31, 2013. As discussed in Note 2, "Summary of Significant Accounting Policies and Estimates," in connection with this acquisition, the Company entered into arrangements that are variable interests in a VIE. The Company qualifies as the primary beneficiary of the VIE. The consolidation of the VIE into the financial statements of the Company was accounted for as a business combination. In addition, during 2013, the Company acquired certain assets of four dealerships in the U.K. and nine dealerships in the U.S. (collectively, the "2013 Acquisitions").
Aggregate consideration paid for the 2013 Acquisitions totaled $350.2 million, including $269.9 million of cash and 1.39 million shares of the Company's common stock. The consideration included amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of some of the associated real estate. The vehicle inventory acquired in the U.K. acquisitions was subsequently financed through borrowings under the Company's credit facility with Volkswagen Finance, the vehicle inventory acquired in the U.S. acquisitions was subsequently financed through borrowings

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Company's FMCC Facility and the Floorplan Line, (each as defined in Note 11, “Credit Facilities”) and the Brazil acquisitions were financed through individual manufacturer captive finance companies. The Company also assumed debt in conjunction with certain of the acquisitions, of which $65.1 million was contemporaneously extinguished. In conjunction with the extinguishment, the Company recognized a loss of $0.8 million that is included in other expense, net on the Consolidated Statement of Operations for the year ended December 31, 2013. The purchase prices for the 2013 Acquisitions have been allocated as set forth below based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. Goodwill associated with the acquisitions was assigned to the U.S., U.K. and Brazil reportable segments in the amounts of $56.2 million, $1.5 million and $129.4 million, respectively.

As of Acquisition Date
(In thousands)
Current assets	26,884
Inventory	164,655
Property and equipment	72,328
Goodwill & intangible franchise rights	305,876
Other assets	864
Total assets	$570,607
Current liabilities	123,025
Deferred income taxes	28,738
Long-term debt	68,639
Total liabilities	220,402
The intangible franchise rights are expected to continue for an indefinite period, therefore these rights are not amortized. These intangible assets will be evaluated on an annual basis in accordance with ASC 350. Goodwill represents the excess of consideration paid compared to the fair value of net assets received in the acquisitions. The goodwill associated with the 2013 Acquisitions relative to the U.S., U.K. and Brazil reportable segments is deductible for tax purposes.
The Company sold six dealerships and one franchise in the U.S. during the year ended December 31, 2013. Gross consideration received for these dispositions was $97.5 million. As a result of the dispositions, a pre-tax net gain of $10.2 million was recognized for the year ended December 31, 2013.
During 2012, the Company acquired 16 dealerships: six in the U.K. and ten in the U.S. Consideration paid for these dealerships totaled $178.0 million, including amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of some of the associated real estate. The vehicle inventory acquired in the U.K. acquisitions was subsequently financed through borrowings under the Company's credit facility with Volkswagen Finance, while the vehicle inventory acquired in the U.S. acquisitions was subsequently financed through borrowings under the Company's FMCC Facility and the Floorplan Line, (each as defined in Note 11, “Credit Facilities”). In addition, during 2012, the Company terminated two franchises and sold three dealerships in the U.S. The company also closed one dealership in the U.K. Gross consideration received for these dispositions was $33.7 million. As a result of the dispositions, a pre-tax net gain of $1.5 million was recognized for the year ended December 31, 2012.
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
As of December 31, 2014 and December 31, 2013, the Company held interest rate swaps in effect of $563.0 million and $450.0 million, respectively, in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.5%. Of the $563.0 million in notional value of swaps in effect as of December 31, 2014, $113.0 million became effective during the year ended December 31, 2014. These interest rate swaps expire as follows: $225.0 million in 2015, $150.0 million in 2016, $175.0 million in 2017 and $13.0 million in 2021. For the years ended December 31, 2014, 2013 and 2012, respectively, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $9.8 million, $9.9 million, and

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$10.1 million. Total floorplan interest expense was $41.6 million, $41.7 million, and $31.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
In addition to the $563.0 million of swaps in effect as of December 31, 2014, the Company held 15 additional interest rate swaps with forward start dates between August 2015 and January 2018 and expiration dates between December 2017 and December 2020. As of December 31, 2014, the aggregate notional value of these 15 forward-starting swaps was $775.0 million, and the weighted average interest rate was 2.8%. Of the $775.0 million in notional value of forward-starting swaps, $350.0 million was added in the year ended December 31, 2014. The combination of the interest rate swaps currently in effect and these forward-starting swaps is structured such that the notional value in effect at any given time through August 2021 does not exceed $761.0 million, which is less than the Company's expectation for variable rate debt outstanding during such period.
As of December 31, 2014 and December 31, 2013, the Company reflected liabilities from interest rate risk management activities of $28.7 million and $26.1 million, respectively, in its Consolidated Balance Sheets. In addition, as of December 31, 2013, the Company reflected $3.9 million of assets from interest rate risk management activities included in Other Assets in its Consolidated Balance Sheet. Included in Accumulated Other Comprehensive Loss at December 31, 2014, 2013 and 2012, were accumulated unrealized losses, net of income taxes, totaling $17.9 million, $13.9 million, and $26.9 million, respectively, related to these interest rate swaps. As of December 31, 2014 and 2013, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013, or 2012, respectively. The following table presents the impact during the current and comparative prior year periods for the Company’s derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Gain (Loss), Net of Tax, Recognized in OCI
	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Derivatives in Cash Flow Hedging Relationship
Interest rate swap contracts	$(11,153)	$6,112	$(12,724)

	Amount of Loss Reclassified from OCI into Statement of Operations
	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Location of Loss Reclassified from OCI into Statements of Operations
Floorplan interest expense	$(9,837)	$(9,938)	$(10,144)
Other interest expense	(1,513)	(1,213)	(1,165)
The amount expected to be reclassified out of other comprehensive income (loss) into earnings as additional floorplan interest expense or other interest expense in the next twelve months is $12.6 million.

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
Long Term Incentive Plan
The 2007 Long Term Incentive Plan (the "Prior Plan") provided for the issuance of up to 7.5 million shares for grants to non-employee directors, officers and other employees of the Company and its subsidiaries. On May 20, 2014, the Company's shareholders approved the Incentive Plan, which replaced the Prior Plan. The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. The maximum number of shares that may be issued under the Incentive Plan is limited to (i) 1.2 million shares, plus (ii) the number of shares available for future issuance under the Prior Plan as of May 20, 2014, plus (iii) the number of shares subject to awards that were outstanding as of May 20, 2014 to the extent any such award lapses or terminates without all shares subject to those awards being issued to the holder of such award or without such holder receiving a cash settlement of such award. As of December 31, 2014, there were 1,711,034 shares available for issuance under the Incentive Plan.
Restricted Stock Awards
Under the Incentive Plan, the Company grants to non-employee directors and certain employees restricted stock awards or, at their election, restricted stock units at no cost to the recipient. Restricted stock awards qualify as participating securities as each award contains non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 6, “Earnings Per Share” for further details. Restricted stock awards are considered outstanding at the date of grant, but are subject to vesting periods from upon issuance up to five years. Restricted stock units are considered vested at the time of issuance, however, since they cannot vote, they are not considered outstanding when issued. Restricted stock units settle in shares of common stock upon the termination of the grantees’ employment or directorship. In the event an employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for these awards is calculated based on the market price of the Company’s common stock at the date of grant and recognized over the requisite service period. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate.
A summary of the restricted stock awards as of December 31, 2014, along with the changes during the year then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	933,740	$49.87
Granted	315,090	69.85
Vested	(283,970)	42.44
Forfeited	(53,510)	53.70
Nonvested at December 31, 2014	911,350	$58.86
The total fair value of restricted stock awards which vested during the years ended December 31, 2014, 2013 and 2012, was $12.1 million, $9.8 million and $8.9 million, respectively.
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of December 31, 2014, there were 516,710 shares available for issuance under the Purchase Plan. During the years ended December 31, 2014, 2013 and 2012, the Company issued 103,254, 104,295, and 106,782 shares, respectively, of common stock to employees participating in the Purchase Plan.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $15.15, $14.37, and $11.90 during the years ended December 31, 2014, 2013 and 2012, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $16.0 million, $13.9 million, and $11.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $4.4 million, $3.7 million, and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, there was $41.4 million of total unrecognized compensation cost related to stock-based compensation arrangements which is expected to be recognized over a weighted-average period of 3.5 years.
Cash received from Purchase Plan purchases was $6.0 million for the year ended December 31, 2014. Cash received from option exercises and Purchase Plan purchases was $5.6 million and $5.7 million for the years ended 2013 and 2012, respectively. The tax benefit realized for the tax deductions from options exercised and vesting of restricted shares totaled $1.8 million, $3.0 million and $3.0 million and increased additional paid in capital for the years ended December 31, 2014, 2013 and 2012, respectively.
Tax benefits relating to excess stock-based compensation deductions are presented as a financing cash inflow, so the Company classified $1.8 million, $3.0 million and $2.9 million of excess tax benefits as an increase in financing activities and a corresponding decrease in operating activities in the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The following table sets forth the calculation of EPS for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	23,380	23,096	21,620
Dilutive effect of contingently convertible notes and warrants	1,499	2,213	1,058
Dilutive effect of stock options, net of assumed repurchase of treasury stock	—	—	4
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	6	5	6
Weighted average dilutive common shares outstanding	24,885	25,314	22,688
Basic:
Net income	$93,004	$113,992	$100,209
Less: Earnings allocated to participating securities	3,643	4,963	5,269
Earnings available to basic common shares	$89,361	$109,029	$94,940
Basic earnings per common share	$3.82	$4.72	$4.39
Diluted:
Net income	$93,004	$113,992	$100,209
Less: Earnings allocated to participating securities	3,468	4,599	5,062
Earnings available to diluted common shares	$89,536	$109,393	$95,147
Diluted earnings per common share	$3.60	$4.32	$4.19
As discussed in Note 12, “Long-Term Debt,” the Company was required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the 2.25% Warrants (as defined in Note 12) sold in connection with the 2.25% Notes in its diluted common shares outstanding for the diluted earnings calculation. As a result, the number of shares included in the Company's diluted shares outstanding each period varies based upon the Company's average adjusted closing common stock price during the applicable period. Although the 2.25% Purchased Options (as defined in Note 12) had the economic benefit of decreasing the dilutive effect of the 2.25% Notes, the Company did not factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would have been anti-dilutive. The average adjusted closing price of the Company's common stock for the first three quarters of 2014, each quarter of 2013, and the fourth quarter of 2012 was more than the conversion price then in effect at the end of the period. Therefore, the dilutive effect of the 2.25% Notes was included in the computation of diluted EPS for such periods. The 2.25% Notes and 2.25% Warrants were converted or redeemed and settled, respectively, during the three months ended September 30, 2014. As a result, the dilution is calculated based on the weighted average length of time the 2.25% Notes were outstanding during the twelve months ended December 31, 2014. Since the average price of the Company's common stock for the first three quarters of the year ended December 31, 2012 was less than the conversion price in effect at the end of the respective periods, no net shares were included in the computation of diluted EPS for such periods, as the impact would have been anti-dilutive. Refer to Note 12, "Long-Term Debt" for a description of the conversion of the 2.25% Notes and 2.25% Warrants that occurred during the three months ended September 30, 2014.
In addition, the Company was required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the 3.00% Warrants (as defined in Note 12). As a result, the number of shares included in the Company's diluted shares outstanding each period varies based upon the Company's average adjusted closing common stock price during the applicable period. Although the 3.00% Purchased Options (as defined in Note 12) had the economic benefit of decreasing the dilutive effect of the 3.00% Notes, the Company did not factor this benefit into the diluted common shares outstanding for

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the diluted earnings calculation since the impact would have been anti-dilutive. The average adjusted closing price of the Company's common stock, for the first three quarters of 2014 and each of the quarterly periods in the years ended December 31, 2013 and 2012 was more than the conversion price then in effect at the end of such periods. Therefore, the dilutive effect of the 3.00% Notes was included in the computation of diluted EPS for such periods. In addition, the dilutive effect of the 3.00% Warrants was also included in the computation of diluted EPS for the first three quarters of 2014, each quarter of 2013 and the fourth quarter of 2012. The 3.00% Notes and 3.00% Warrants were repurchased during the second and third quarters of 2014. As a result, the dilution is calculated based on the weighted average length of time the 3.00% Notes and 3.00% Warrants were outstanding during the twelve months ended December 31, 2014. Refer to Note 12, "Long-Term Debt" for a description of the repurchase of the 3.00% Notes and 3.00% Warrants that occurred during 2014.
7. INCOME TAXES
Income before income taxes by geographic area was as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Domestic	$174,964	$176,156	$153,292
Foreign	(10,564)	15,739	7,443
Total income before income taxes	$164,400	$191,895	$160,735
Federal, state and foreign income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Federal:
Current	$49,590	$44,785	$38,129
Deferred	22,549	19,773	14,926
State:
Current	4,849	4,231	3,956
Deferred	727	2,026	1,783
Foreign:
Current	4,638	6,475	1,947
Deferred	(10,957)	613	(215)
Provision for income taxes	$71,396	$77,903	$60,526

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actual income tax expense differed from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% to income before income taxes in 2014, 2013 and 2012 as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Provision at the U.S. federal statutory rate	$57,540	$67,163	$56,257
Increase (decrease) resulting from:
State income tax, net of benefit for federal deduction	5,267	4,228	3,455
Foreign income tax rate differential	(3,188)	(538)	(854)
Employment credits	(481)	(421)	(291)
Changes in valuation allowances	9,507	2,713	183
Non-deductible goodwill	—	1,355	—
Deductible goodwill	(10,209)	—	—
Non-deductible transaction costs	—	1,064	—
Stock-based compensation	245	282	201
Convertible debt redemption	9,727	—	—
Other	2,988	2,057	1,575
Provision for income taxes	$71,396	$77,903	$60,526
During 2014, the Company recorded a tax provision of $71.4 million. Certain expenses for stock-based compensation recorded in 2014 in accordance with Financial Accounting Standards Board (“FASB”) guidance were non-deductible for income tax purposes. A portion of the U.S. GAAP loss on the extinguishment of the 2.25% Notes and the 3.00% Notes was not deductible for tax purposes. This was partially offset by the net tax benefit from tax deductible goodwill in Brazil resulting from a restructuring during 2014. The Company provided additional valuation allowances with respect to net operating losses of certain Brazil subsidiaries, certain foreign company deferred tax assets recorded for tax deductible goodwill in Brazil, as well as state net operating losses in the U.S., based on expectations concerning their realizability. As a result of these items, and the impact of the items occurring in 2013 discussed below, the effective tax rate for the year ended December 31, 2014 increased to 43.4%, as compared to 40.6% for the year ended December 31, 2013.
During 2013, the Company recorded a tax provision of $77.9 million. Certain expenses for stock-based compensation recorded in 2013 in accordance with FASB guidance were non-deductible for income tax purposes. The Company also had non-deductible goodwill from the dispositions of certain domestic dealerships, as well as non-deductible transaction costs related to foreign acquisitions. The Company provided valuation allowances with respect to certain foreign company deferred tax assets, as well as state net operating losses in the U.S., based on expectations concerning their realizability. As a result of these items, and the impact of the items occurring in 2012 discussed below, the effective tax rate for the year ended December 31, 2013 increased to 40.6%, as compared to 37.7% for the year ended December 31, 2012.
During 2012, the Company recorded a tax provision of $60.5 million. Certain expenses for stock-based compensation recorded in 2012 in accordance with FASB guidance were non-deductible for income tax purposes. The Company provided valuation allowances with respect to certain state net operating losses in the U.S. based on expectations concerning their realizability. As a result of these items, and the impact of certain items occurring in 2011, the effective tax rate for the year ended December 31, 2012 increased to 37.7%, as compared to 37.6% for the year ended December 31, 2011.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax provisions resulted from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets/liabilities resulted principally from the following:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Loss reserves and accruals	$50,158	$43,451
Interest rate swaps	10,745	8,310
Convertible note hedge on 3.00% Notes	—	12,547
Convertible note hedge on 2.25% Notes	—	6,639
U.S. state net operating loss (“NOL”) carryforwards	16,592	14,231
Foreign NOL carryforwards	21,770	13,056
Deferred tax assets	99,265	98,234
Valuation allowance on deferred tax assets	(40,486)	(28,310)
Net deferred tax assets	$58,779	$69,924
Deferred tax liabilities:
Goodwill and intangible franchise rights	$(138,992)	$(141,384)
Depreciation expense	(43,070)	(39,285)
Discount on 3.00% Notes	—	(10,483)
Discount on 2.25% Notes	—	(7,846)
Deferred gain on bond redemption	(2,046)	—
Other	(1,936)	(999)
Deferred tax liabilities	(186,044)	(199,997)
Net deferred tax liability	$(127,265)	$(130,073)
As of December 31, 2014, the Company had state NOL carryforwards in the U.S. of $244.2 million that will expire between 2015 and 2034, and foreign NOL carryforwards of $65.5 million that may be carried forward indefinitely. To the extent that the Company expects that net income will not be sufficient to realize these NOLs in certain jurisdictions, a valuation allowance has been established.
The Company had gross long-term deferred tax liabilities of $202.1 million and $216.2 million, including $9.6 million and $27.5 million related to long-term foreign deferred tax liabilities, as of December 31, 2014 and 2013, respectively. The Company had gross long-term deferred tax assets of $63.7 million and $64.9 million as of December 31, 2014 and 2013, respectively. The Company believes it is more likely than not, that its deferred tax assets, net of valuation allowances provided, will be realized, based primarily on our expectation of future taxable income, considering future reversals of existing taxable temporary differences, as well as the availability of taxable income in prior years to carry back losses to recover taxes previously paid.
As of December 31, 2014, the Company has not provided for U.S. deferred taxes on $16.7 million of undistributed earnings and associated withholding taxes of its foreign subsidiaries, as the Company has taken the position that its foreign earnings will be permanently reinvested outside the U.S. If a distribution of those earnings were to be made, the Company may be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions, of up to approximately $4.7 million.
The Company is subject to income tax in U.S. federal and numerous state jurisdictions, as well as in the U.K. and Brazil. Based on applicable statutes of limitations, the Company is generally no longer subject to examinations by U.S. tax authorities in years prior to 2010, by U.K. tax authorities in years prior to 2011 and by Brazil tax authorities in years prior to 2009.
The Company had no unrecognized tax benefits as of December 31, 2014 and 2013.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not incur any interest and penalties nor accrue any interest for the years ended December 31, 2014 and 2013. When applicable, consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
8. ACCOUNTS AND NOTES RECEIVABLE
The Company’s accounts and notes receivable consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Amounts due from manufacturers	$86,062	$78,131
Parts and service receivables	35,034	31,950
Finance and insurance receivables	20,898	19,283
Other	12,977	8,099
Total accounts and notes receivable	154,971	137,463
Less allowance for doubtful accounts	3,641	2,405
Accounts and notes receivable, net	$151,330	$135,058
9. INVENTORIES
The Company’s inventories consisted of the following:

	December 31,
	2014	2013
	(In thousands)
New vehicles	$1,137,478	$1,165,335
Used vehicles	254,939	231,960
Rental vehicles	103,184	88,523
Parts, accessories and other	67,466	64,156
Total inventories	1,563,067	1,549,974
Less lower of cost or market reserves	6,362	7,656
Inventories, net	$1,556,705	$1,542,318

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. PROPERTY AND EQUIPMENT
The Company’s property and equipment consisted of the following:

	Estimated Useful Lives in Years	December 31,
		2014	2013
		(In thousands)
Land	—	$328,474	$269,778
Buildings	30 to 40	482,496	405,918
Leasehold improvements	varies	134,658	120,531
Machinery and equipment	7 to 20	87,728	79,209
Furniture and fixtures	3 to 10	77,581	70,918
Company vehicles	3 to 5	10,706	8,508
Construction in progress	—	32,115	19,224
Total		1,153,758	974,086
Less accumulated depreciation and amortization		203,370	177,730
Property and equipment, net		$950,388	$796,356
During 2014, the Company acquired $80.5 million of property and equipment associated with dealership acquisitions, including $34.2 million for land and $41.0 million for buildings. In addition to these acquisitions, the Company incurred $97.7 million of capital expenditures, primarily including the purchase of furniture, fixtures, and equipment and construction or renovation of facilities, and $62.7 million in purchases of land or existing buildings.
As of December 31, 2014, the Company determined that certain real estate qualified as held-for-sale. As a result, the Company classified the carrying value of the real estate, totaling $4.0 million, in prepaid and other current assets in its Consolidated Balance Sheet.
During 2013, the Company acquired $71.4 million of property and equipment associated with dealership acquisitions, including $21.6 million for land and $27.6 million for buildings. In addition to these acquisitions, the Company incurred $69.2 million of capital expenditures, primarily including the purchase of furniture, fixtures, and equipment and construction or renovation of facilities, and $38.8 million in purchases of land or existing buildings.
Depreciation and amortization expense, including amortization of capital leases, totaled $42.3 million, $35.8 million, and $31.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014 and 2013, $67.5 million, and $57.3 million of buildings under capital leases were recorded as property and equipment, before accumulated depreciation, respectively.
11. CREDIT FACILITIES
In the U.S., the Company has a $1.7 billion revolving syndicated credit arrangement with 25 financial institutions including six manufacturer-affiliated finance companies ("Revolving Credit Facility"). The Company also has a $300.0 million floorplan financing arrangement (“FMCC Facility”) with Ford Motor Credit Company (“FMCC”) for financing of new Ford vehicles in the U.S. and other floorplan financing arrangements with several other automobile manufacturers for financing of a portion of its U.S. rental vehicle inventory. In the U.K., the Company has financing arrangements with BMW Financial Services, Volkswagen Finance and FMCC for financing of its new and used vehicles. In Brazil, the Company has financing arrangements for new, used, and rental vehicles with several financial institutions, most of which are manufacturer affiliated. Within the Company's Consolidated Balance Sheets, Floorplan notes payable - credit facility and other primarily reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts related to the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of rental vehicles in the U.S., as well as the financing of new, used, and rental vehicles in both the U.K. and Brazil. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities. The outstanding balances under these financing arrangements were as follows:

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2014	2013
	(In thousands)
Floorplan notes payable — credit facility and other
New vehicles	$970,075	$970,780
Used vehicles	125,085	127,808
Rental vehicles	42,582	26,442
Floorplan offset	(39,616)	(56,198)
Total floorplan notes payable - credit facility	1,098,126	1,068,832
Other floorplan notes payable	5,504	18,074
Total floorplan notes payable - credit facility and other	$1,103,630	$1,086,906
Floorplan notes payable — manufacturer affiliates
FMCC Facility	$150,183	$190,954
Floorplan offset	(22,500)	—
Total FMCC Facility	127,683	190,954
Foreign and rental vehicles	157,473	155,618
Total	$285,156	$346,572
Revolving Credit Facility
The Company's Revolving Credit Facility provides a total borrowing capacity of $1.7 billion and expires on June 20, 2018. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.6 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $1.95 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the one-month LIBOR plus 125 basis points for new vehicle inventory and the one-month LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points for borrowings in U.S. dollars and 150 to 250 basis points on borrowings in euros or pound sterling, depending on the Company’s total adjusted leverage ratio. The Floorplan Line requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line also requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $5.3 million of related unamortized costs as of December 31, 2014 that are being amortized over the term of the facility.
After considering the outstanding balance of $1,098.1 million at December 31, 2014, the Company had $281.9 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $281.9 million available borrowings under the Floorplan Line was $39.6 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.4% as of both December 31, 2014 and December 31, 2013, excluding the impact of the Company’s interest rate swaps. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. With regards to the Acquisition Line, borrowings outstanding as of December 31, 2014 were $69.7 million. After considering $43.2 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $207.1 million of available borrowing capacity under the Acquisition Line as of December 31, 2014. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company's obligations under the Revolving Credit Facility are secured by essentially all of the Company's U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities ("Restricted Payments"). The Restricted Payments cannot exceed the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of December 31, 2014, the Restricted Payment Basket totaled $181.6 million.
As of December 31, 2014 and 2013, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory in the U.S., including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of December 31, 2014, the Company had an outstanding balance of $127.7 million under the FMCC Facility with an available floorplan borrowing capacity of $172.3 million. Included in the $172.3 million available borrowings under the FMCC Facility was $22.5 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 4.75% before considering the applicable incentives as of December 31, 2014 and 2013.
Other Credit Facilities
The Company has credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities ranged from 1.41% to 3.95%, as of December 31, 2014.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazil operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of December 31, 2014, the annual interest rates charged on borrowings outstanding under these facilities ranged from 15.87% to 20.70%.
Excluding loaner vehicles financed through the Revolving Credit Facility, financing for U.S. loaner vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of December 31, 2014, the interest rate charged on borrowings related to the Company’s loaner vehicle fleet varied up to 4.75%. Loaner vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consisted of the following:

	December 31,
	2014	2013
	(In thousands)
2.25% Convertible Senior Notes due 2036 (principal of $0 and $182,753 at December 31, 2014 and 2013, respectively)	$—	$160,334
3.00% Convertible Senior Notes due 2020 (principal of $0 and $115,000 at December 31, 2014 and 2013, respectively)	—	84,305
5.00% Senior Notes (principal of $550,000 at December 31, 2014)	540,100	—
Real Estate Credit Facility	58,003	67,719
Acquisition Line	69,713	60,000
Other real estate related and long-term debt	358,271	280,230
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 9.5%	55,380	46,490
	1,081,467	699,078
Less current maturities of real estate credit facility and other long-term debt	72,630	35,389
	$1,008,837	$663,689
Included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets for the years ended December 31, 2014 and 2013 was zero and $0.8 million, respectively, of short-term financing that was due within one year.
2.25% Convertible Senior Notes
On September 2, 2014, holders of $182.5 million in aggregate amount of the Company's then outstanding 2.25% Convertible Senior Notes due 2036 ("2.25% Notes") elected to convert their 2.25% Notes. The Company redeemed the remaining outstanding 2.25% Notes. The settlement for the conversion and the redemption of the 2.25% Notes occurred on September 4, 2014. Consideration paid for the conversion and redemption of the 2.25% Notes was $237.5 million, including $182.8 million in cash and 701,795 shares of the Company's common stock, which was recognized as a decrease to treasury stock. In conjunction with the conversion and redemption of the 2.25% Notes, the Company received 421,309 shares of its common stock in net settlement of the purchased ten-year call options on its common stock (“2.25% Purchased Options”) and 2.25% Warrants, which was recognized as an increase to treasury stock. As a result of the conversion and redemption of the 2.25% Notes, the Company recognized a loss of $16.9 million based on the difference in the carrying value and the fair value of the liability component immediately prior to the conversion and redemption.
For the years ended December 31, 2014, 2013, and 2012, the contractual interest expense and the discount amortization relative to the 2.25% Notes, which is recorded as other interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Year-to-date contractual interest expense	$1,875	$4,112	$4,112
Year-to-date discount amortization(1)	$5,366	$7,530	$6,948
Effective interest rate of liability component	7.7%	7.7%	7.7%
(1) Represents the incremental impact of the accounting for convertible debt as primarily codified in ASC 470, Debt.
The Company determined the discount using the estimated effective interest rate for similar debt with no convertible features. The original effective interest rate of 7.50% was estimated by comparing debt issuances from companies with similar credit ratings during the same annual period as the Company. The effective interest rate differs from the 7.50% due to the impact of underwriter fees associated with this issuance that were capitalized as an additional discount and were being amortized to interest expense through 2016. These costs were written off as part of the conversion and redemption of the 2.25% Notes.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.00% Convertible Senior Notes
On June 25, 2014, the Company repurchased $92.5 million of the $115.0 million principal outstanding of its 3.00% Convertible Senior Notes due 2020 (“3.00% Notes”) in a tender offer, leaving an outstanding balance of $22.6 million as of June 30, 2014. Consideration paid for this repurchase was $210.4 million. In conjunction with the repurchase, the Company recognized a loss of $23.6 million, based on the difference in the carrying value and the fair value of the liability component immediately prior to the purchase. Subsequent to June 30, 2014, the Company settled the purchased ten-year call options on its common stock (“3.00% Purchased Options”) and 3.00% Warrants in the same proportion as the 3.00% Notes repurchased on June 25, 2014 and received $26.4 million in cash as a result, which was recognized as an increase to additional paid in capital.
In September 2014, the Company repurchased the remaining outstanding $22.6 million of the 3.00% Notes. Total consideration paid for the repurchase was $49.5 million in cash. In conjunction with the repurchase, the Company recognized a loss of $5.9 million, based on the difference in the carrying value and the fair value of the liability component immediately prior to the repurchase. Also, in September 2014, the Company settled the remaining 3.00% Purchased Options and 3.00% Warrants in conjunction with the repurchase and received $6.2 million in cash, which was recognized as an increase to additional paid in capital.
For the years ended December 31, 2014, 2013 and 2012, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Year-to-date contractual interest expense	$1,839	$3,450	$3,450
Year-to-date discount amortization(1)	$1,810	$3,251	$2,966
Effective interest rate of liability component	8.6%	8.6%	8.6%
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
In connection with the issuance of the 5.00% Notes, the Company entered into registration rights agreements (the “Registration Rights Agreements”) with the initial purchasers. Pursuant to the Registration Rights Agreements, the Company has agreed to file a registration statement with the Securities and Exchange Commission, so that holders of the 5.00% Notes can exchange the 5.00% Notes for registered 5.00% Notes that have substantially identical terms as the 5.00% Notes. The Company has also agreed to use commercially reasonable efforts to cause the exchange to be completed by June 2, 2015. On November 21, 2014, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission in

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with its obligations described herein, but as of the date of this report, such Registration Statement has not yet been declared effective. The Company will be required to pay additional interest of up to 1.00% on the 5.00% Notes if it fails to comply with its obligations to register the 5.00% Notes within the specified time period.
Underwriters' fees and the discount relative to the $550.0 million totaled $10.4 million, which were recorded as a reduction of the 5.00% Notes principal balance and are being amortized over a period of eight years. The 5.00% Notes are presented net of unamortized underwriter fees and discount of $9.9 million as of December 31, 2014. At the time of issuance of the 5.00% Notes, the Company capitalized $2.4 million of debt issuance costs, which are included in Other Assets on the accompanying Consolidated Balance Sheet and amortized over a period of eight years. Unamortized debt issuance costs as of December 31, 2014 totaled $2.3 million.
Real Estate Credit Facility
Group 1 Realty, Inc., a wholly-owned subsidiary of the Company, is party to a real estate credit facility with Bank of America, N.A. and Comerica Bank (the “Real Estate Credit Facility”) providing the right for up to $99.1 million of term loans, of which $74.1 million had been used as of December 31, 2014. The term loans can be expanded provided that (a) no default or event of default exists under the Real Estate Credit Facility; (b) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. This facility is guaranteed by the Company and substantially all of the existing and future domestic subsidiaries of the Company and is secured by the real property owned by the Company that is mortgaged under the Real Estate Credit Facility. The Company capitalized $1.1 million of debt issuance costs related to the Real Estate Credit Facility that are being amortized over the term of the facility, $0.3 million of which were still unamortized as of December 31, 2014.
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
The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and is required to repay the aggregate amount outstanding on the maturity dates of the individual property borrowings, ranging from December 29, 2015 through February 27, 2017. During the year ended December 31, 2014, the Company made additional borrowings of $0.2 million and made principal payments of $9.9 million on outstanding borrowings from the Real Estate Credit Facility. As of December 31, 2014, borrowings outstanding under the Real Estate Credit Facility totaled $58.0 million, with $30.9 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.
The Real Estate Credit Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. In addition, the Real Estate Credit Facility requires certain financial covenants that are identical to those contained in the Company’s Revolving Credit Facility. As of December 31, 2014, the Company was in compliance with all applicable covenants and ratios under the Real Estate Credit Facility.
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
Other Real Estate Related and Long-Term Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with four of its manufacturer-affiliated finance partners - Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”) and FMCC, as well as several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.00% and 9.00%, and at variable indexed rates plus a spread between 1.50% and 2.55% per annum. The Company capitalized $1.3 million of related debt issuance costs related to the Real Estate Notes that are being amortized over the terms of the notes, $0.5 million of which were still unamortized as of December 31, 2014.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The loan agreements with TMCC consist of eight term loans. As of December 31, 2014, $49.9 million was outstanding under the TMCC term loans with $5.1 million classified as a current maturity of long-term debt as compared to $51.6 million outstanding with $7.0 million classified as current as of December 31, 2013. During 2014, the Company made no additional borrowings and made principal payments of $1.7 million. These loans will mature by November 2021 and provide for monthly payments based on a 20-year amortization schedule. These eight loans are cross-collateralized and cross-defaulted with each other and are cross-defaulted with the Revolving Credit Facility.
The loan agreements with MBFS consist of two term loans. As of December 31, 2014, $27.4 million was outstanding under the MBFS term loans with $7.6 million classified as a current maturity of long-term debt as compared to $45.5 million outstanding under the MBFS term loans with $1.7 million classified as current as of December 31, 2013. During 2014, the Company made no additional borrowings and made principal payments of $18.1 million. The agreements provide for monthly payments based on a 20-year amortization schedule and will mature by January 2031. These two loans are cross-collateralized and cross-defaulted with each other and are also cross-defaulted with the Revolving Credit Facility.
The loan agreements with BMWFS consist of 14 term loans. As of December 31, 2014, $66.0 million was outstanding under the BMWFS term loans with $4.5 million classified as a current maturity of long-term debt as compared to $70.1 million outstanding with $4.1 million classified as current as of December 31, 2013. During 2014, the Company made no additional borrowings and made principal payments of $4.2 million. The agreements provide for monthly payments based on a 15-year amortization schedule and will mature by October 2021. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These 14 loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.
The loan agreements with FMCC consist of four term loans. As of December 31, 2014, $35.1 million was outstanding under the FMCC term loans, with $1.4 million classified as a current maturity of long-term debt as compared to $5.4 million outstanding with $0.2 million classified as current as of December 31, 2013. For the year ended December 31, 2014, the Company made additional borrowings and principal payments of $30.4 million and $0.7 million, respectively. The agreements provide for monthly payments based on a 20-year amortization schedule that will mature by December 2024. These four loans are cross-defaulted with the Revolving Credit Facility.
In addition, agreements with third-party financial institutions consist of 19 term loans for an aggregate principal amount of $127.2 million, to finance real estate associated with the Company’s dealerships. The loans are being repaid in monthly installments that will mature by November 2022. As of December 31, 2014, borrowings under these notes totaled $115.2 million, with $6.5 million classified as a current maturity of long-term debt as compared to $69.8 million outstanding with $3.8 million classified as current as of December 31, 2013. During 2014, the Company made additional borrowings and principal payments of $55.3 million and $4.5 million, respectively. These 19 loans are cross-defaulted with the Revolving Credit Facility.
The Company has also entered into separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by the Company’s U.K. properties. These mortgage loans (collectively, "Foreign Notes") are being repaid in monthly installments that mature by September 2034. As of December 31, 2014, borrowings under the Foreign Notes totaled $45.3 million, with $5.0 million classified as a current maturity of long-term debt as compared to $37.7 million outstanding with $10.4 million classified as current as of December 31, 2013. During 2014, the Company made additional borrowings and principal payments of $20.0 million and $4.0 million, respectively.
During the year ended December 31, 2014, the Company entered into working capital loan agreements with third-party financial institutions in Brazil for R$38.0 million. The proceeds were used to partially pay off manufacturer-affiliated floorplan borrowings. These loans will mature by February 2017. As of December 31, 2014, borrowings under the Brazilian third-party loans totaled $14.6 million, with $6.4 million classified as a current maturity of long-term debt.
Fair Value of Long-Term Debt
The Company's outstanding 5.00% Notes had a fair value of $534.9 million as of December 31, 2014. Of the $358.3 million and $280.2 million of other real estate related and long-term debt as of December 31, 2014 and December 31, 2013, respectively, $158.1 million and $164.1 million represented fixed interest rate borrowings. The fair value of such fixed interest rate borrowings was $186.4 million and $190.0 million as of December 31, 2014 and December 31, 2013, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2014 and December 31, 2013. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
All Long-Term Debt
Total interest expense on the 3.00% Notes, 2.25% Notes, and 5.00% Notes for the years ended December 31, 2014, 2013 and 2012 was $17.0 million, $7.6 million and $7.6 million, excluding amortization cost of $8.0 million, $11.1 million, and $10.2 million, respectively.
Total interest expense on the Real Estate Credit Facility, real estate related debt, and Acquisition Line for the years ended December 31, 2014, 2013 and 2012, was $15.3 million, $13.1 million and $12.7 million excluding amortization cost of $0.3 million, $0.5 million and $0.5 million, respectively. Also excluded is the impact of the interest rate derivative instruments related to the Real Estate Credit Facility of $1.5 million, $1.2 million, and $1.2 million for the years ended December 31, 2014, 2013, and 2012 respectively.
In addition, the Company incurred $7.5 million, $5.5 million and $5.3 million of total interest expense related to capital leases and various other notes payable, net of interest income, for the years ended December 31, 2014, 2013, and 2012, respectively.
The Company capitalized $0.7 million, $0.8 million, and $0.7 million of interest on construction projects in 2014, 2013 and 2012, respectively. The aggregate annual maturities of long-term debt for the next five years are as follows:

Total
(In thousands)
Year Ended December 31,
2015	$72,629
2016	57,914
2017	75,791
2018	116,878
2019	72,723
Thereafter	685,532
Total	$1,081,467
13. FAIR VALUE MEASUREMENTS
ASC 820 defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; requires disclosure of the extent to which fair value is used to measure financial and non-financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date; and establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

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
In addition, the Company maintains an investment balance with certain of the financial institutions in Brazil that provide credit facilities for the financing of new, used and rental vehicle inventories. The investment balances bear interest at a variable rate and are redeemable by the Company in the future under certain conditions. The Company has classified these investment

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balances as other current and long-term assets in the accompanying Consolidated Balance Sheets. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices, that are observable or that can be corroborated by observable data by correlation. Accordingly, the Company has classified these instruments within Level 2 of the hierarchy framework.
Refer to Note 2 of the Consolidated Financial Statements, “Summary of Significant Accounting Policies and Estimates,” for more information on fair value measurements of interest rate derivative instruments.
Asset and liabilities recorded at fair value in the accompanying balance sheets as of December 31, 2014 and 2013, respectively, were as follows:

	As of December 31, 2014
	Level 1	Level 2	Total
	(In thousands)
Assets:
Investments	$—	$12,283	$12,283
Debt securities:
Demand obligations	—	20,304	20,304
Total	$—	$32,587	$32,587
Liabilities:
Interest rate derivative financial instruments	$—	$28,653	$28,653
Total	$—	$28,653	$28,653

	As of December 31, 2013
	Level 1	Level 2	Total
	(In thousands)
Assets:
Interest rate derivative financial instruments	$—	$3,919	$3,919
Total	$—	$3,919	$3,919
Liabilities:
Interest rate derivative financial instruments	$—	$26,078	$26,078
Total	$—	$26,078	$26,078
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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $2.9 million as of December 31, 2014. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company does not have any known material environmental commitments or contingencies and presently has no reason to believe that it or its subsidiaries will be called on to so perform.
15. ASSET IMPAIRMENTS
During the fourth quarters of 2014, 2013, and 2012, the Company performed its annual impairment assessment of the carrying value of its goodwill and intangible franchise rights. In such assessment, the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (step one of the goodwill impairment test) by more than 100% for the two U.S. Reporting Units, by more than 30% for the U.K. Reporting Unit and by 20% for the Brazil Reporting Unit. As a result, the Company was not required to conduct the second step of the impairment test for goodwill.
During 2014, the Company recorded the following non-cash impairment charges, all of which are reflected in asset impairments in the accompanying Consolidated Statement of Operations:

•
Primarily related to the Company's determination that the carrying value of certain of its intangible franchise rights was greater than the fair value, the Company recognized a $31.0 million pre-tax non-cash asset impairment charge.

•	In addition, the Company determined that the carrying amount of various real estate holdings was no longer recoverable, and recognized $9.2 million in pre-tax non-cash asset impairment charges.

•	The Company also determined that the carrying value of various other long-term assets was no longer recoverable, and recognized $1.3 million in pre-tax non-cash asset impairment charges.
If in future periods, the Company determines that the carrying amount of its net assets exceeds the respective fair value as a result of step one of its goodwill impairment test for any or all of its reporting units, the application of the second step of the impairment test could result in a material non-cash impairment charge to the goodwill associated with the reporting unit(s). If any of the Company's assumptions change, or fail to materialize, the resulting decline in its estimated fair market value of intangible franchise rights could result in a material non-cash impairment charge. For example, if the Company's assumptions regarding the risk-free rate and cost of debt differed such that the estimated WACC used in its 2014 assessment increased by 200 basis points, and all other assumptions remained constant, an additional $14.0 million of non-cash franchise rights impairment charges, would have resulted, excluding franchises acquired since the previous annual test. None of the Company's reporting units would have failed the step one impairment test for goodwill in this scenario. Further, if the Company forecasted no new vehicle sales growth beyond 2016 in the 2014 impairment assessment and all other assumptions remained constant, an additional $2.0 million of non-cash franchise rights impairment charges would have resulted, excluding the franchises acquired

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

since the previous annual test. And, again, none of the Company’s reporting units would have failed the step one impairment test for goodwill.
During 2013, the Company recorded the following non-cash impairment charges, all of which are reflected in asset impairments in the accompanying Consolidated Statement of Operations:

•
In the fourth quarter of 2013, the Company determined that the carrying value of certain of its intangible franchise rights was greater than the fair value and as such a non-cash asset impairment was recognized for $5.4 million of pre-tax non-cash asset impairment charges.

•	The Company also determined that the carrying value of various other long-term assets was no longer recoverable, and recognized $1.1 million in pre-tax non-cash asset impairment charges.
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

•	The Company also determined that the carrying value of various other long-term assets was no longer recoverable, and recognized $0.3 million in pre-tax non-cash asset impairment charges.
16. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2012	$187,568	$8,490	$—	$196,058
Additions through acquisitions	40,038	—	90,696	130,734
Disposals	(5,826)	—	—	(5,826)
Impairments	(5,368)	—	—	(5,368)
Currency translation	—	169	(14,262)	(14,093)
BALANCE, December 31, 2013	216,412	8,659	76,434	301,505
Additions through acquisitions	60,122	—	2,490	62,612
Purchase price allocation adjustments	(2,114)	—	(9,061)	(11,175)
Disposals	(12,075)	—	—	(12,075)
Impairments	(4,843)	—	(24,085)	(28,928)
Currency translation	—	(502)	(7,490)	(7,992)
BALANCE, December 31, 2014	$257,502	$8,157	$38,288	$303,947

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2012	$564,804	$17,580	$—	$582,384	(1)
Additions through acquisitions	54,131	1,546	121,644	177,321
Disposals	(6,333)	—	—	(6,333)
Currency translation	—	476	(16,411)	(15,935)
Tax adjustments	(134)	—	—	(134)
BALANCE, December 31, 2013	612,468	19,602	105,233	737,303	(1)
Additions through acquisitions	103,924	16,802	—	120,726
Purchase price allocation adjustments	1,459	—	4,536	5,995
Disposals	(16,828)	—	—	(16,828)
Impairments	(312)	—	(1,813)	(2,125)
Currency translation	—	(1,266)	(13,359)	(14,625)
Tax adjustments	(69)	—	—	(69)
BALANCE, December 31, 2014	$700,642	$35,138	$94,597	$830,377	(1)
(1) Net of accumulated impairment of $42.4 million
The increase in the Company’s goodwill in 2014 was primarily related to the goodwill associated with the purchase of seven dealerships in the U.S. and three dealerships in the U.K.
The increase in the Company’s goodwill in 2013 was primarily related to the goodwill associated with the purchase of nine dealerships in the U.S., four dealerships in the U.K. and 18 dealerships in Brazil.
The increase in the Company’s intangible franchise rights in 2014 and 2013 was primarily related to the acquisitions in the U.S. and Brazil described above. The allocation of the purchase price for the 2014 acquisitions, including the valuation of intangible franchise rights and goodwill, is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period.
17. EMPLOYEE SAVINGS PLANS
The Company has a deferred compensation plan to provide select employees and non-employee members of the Company’s Board of Directors with the opportunity to accumulate additional savings for retirement on a tax-deferred basis (“Deferred Compensation Plan”). Participants in the Deferred Compensation Plan are allowed to defer receipt of a portion of their salary and/or bonus compensation, or in the case of the Company’s non-employee directors, annual retainer and meeting fees earned. The participants can choose from various defined investment options to determine their earnings crediting rate. However, the Company has complete discretion over how the funds are utilized. Participants in the Deferred Compensation Plan are unsecured creditors of the Company. The balances due to participants of the Deferred Compensation Plan as of December 31, 2014 and 2013 were $34.0 million and $30.5 million, respectively, and are included in other liabilities in the accompanying Consolidated Balance Sheets.
The Company offers a 401(k) plan to all of its employees and provides a matching contribution to employees that participate in the plan. For the years ended December 31, 2014 and 2013, the matching contributions paid by the Company totaled $4.6 million and $4.1 million, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. OPERATING LEASES
The Company leases various facilities and equipment under long-term operating lease agreements. Generally, our real estate and facility leases have 30-year total terms with initial terms of 15 years and three additional five-year terms, at our option.
Future minimum lease payments for non-cancelable operating leases as of December 31, 2014, are as follows:

Total
(In thousands)
Year Ended December 31,
2015	$49,400
2016	45,498
2017	41,872
2018	34,025
2019	28,516
Thereafter	108,217
Total (1)	$307,528
(1) Includes $2.4 million of future, non-cancelable sublease payments to be received.
Total rent expense under all operating leases was $58.9 million, $59.7 million, and $50.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
19. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in the balances of each component of accumulated other comprehensive income for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Unrealized Gain (Loss) on Foreign Currency Translation	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Income
	(In thousands)
BALANCE, December 31, 2011	$(7,969)	$8	$(21,275)	$(29,236)
Other comprehensive income (loss), net of tax	1,843	(8)	(5,656)	(3,821)
BALANCE, December 31, 2012	(6,126)	—	(26,931)	(33,057)
Other comprehensive income (loss), net of tax	(31,701)	—	13,081	(18,620)
BALANCE, December 31, 2013	(37,827)	—	(13,850)	(51,677)
Other comprehensive income (loss), net of tax	(26,248)	—	(4,059)	(30,307)
BALANCE, December 31, 2014	$(64,075)	$—	$(17,909)	$(81,984)
20. SEGMENT INFORMATION
As of December 31, 2014, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new vehicles, used vehicles, parts and automotive services, finance and insurance products, and collision centers. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segments and therefore the corporate financial results are included within the U.S. reportable segment.
The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by its chief operating decision maker to allocate resources and assess performance. The Company's chief operating decision maker is its Chief Executive Officer. Reportable segment revenue, gross profit, SG&A, depreciation and amortization expense, asset impairment, floorplan interest expense, other interest expense, provision for income taxes, net income and capital expenditures were as follows for the years ended December 31, 2014, 2013 and 2012:

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2014
	U.S.		U.K.	Brazil		Total
	(In thousands)
New vehicle retail sales	$4,669,512		$519,137	$552,970		$5,741,619
Used vehicle retail sales	1,923,740		283,147	117,981		2,324,868
Used vehicle wholesale sales	279,074		82,235	17,834		379,143
Parts and service	966,672		83,747	75,275		1,125,694
Finance and insurance	336,243		18,986	11,336		366,565
Total revenues	8,175,241		987,252	775,396		9,937,889
Gross profit	1,245,907		115,393	86,638		1,447,938
Selling, general and administrative expense	891,693	(1)	90,427	79,844		1,061,964
Depreciation and amortization expense	36,701		3,403	2,240		42,344
Asset impairment	15,570		—	25,950		41,520
Floorplan interest (expense)	(34,060)		(1,662)	(5,892)		(41,614)
Other interest (expense) income, net	(46,516)		(2,065)	(1,112)		(49,693)
Loss on extinguishment of long-term debt	(46,403)		—	—		(46,403)
Income before income taxes	174,964		17,836	(28,400)		164,400
(Provision) benefit for income taxes	(77,715)		(3,561)	9,880	(2)	(71,396)
Net income (loss)	97,249		14,275	(18,520)		93,004
Capital expenditures	88,774		3,679	5,256		97,709
(1) Includes the following, pre-tax: loss due to catastrophic events of $2.8 million and a gain on real estate and dealership transactions of $13.8 million.
(2) Includes the tax impact on deductible goodwill for $3.4 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2013
	U.S.		U.K.	Brazil (1)		Total
	(In thousands)
New vehicle retail sales	$4,220,913		$441,537	$562,471		$5,224,921
Used vehicle retail sales	1,728,072		221,590	89,766		2,039,428
Used vehicle wholesale sales	236,995		66,077	29,113		332,185
Parts and service	878,951		67,557	64,177		1,010,685
Finance and insurance	288,409		14,028	8,925		311,362
Total revenues	7,353,340		810,789	754,452		8,918,581
Gross profit	1,116,415		93,221	82,910		1,292,546
Selling, general and administrative expense	830,275	(2)	74,777	71,804	(3)	976,856
Depreciation and amortization expense	31,671		2,573	1,582		35,826
Asset impairment	6,542		—	—		6,542
Floorplan interest expense	(33,789)		(1,589)	(6,289)		(41,667)
Other interest (expense) income, net	(37,982)		(1,158)	169		(38,971)
Other expense, net	—		—	(789)		(789)
Income before income taxes	176,156		13,124	2,615		191,895
Provision for income taxes	70,815		3,064	4,024		77,903
Net income (3)	105,340	(4)	10,061	(1,409)	(5)	113,992
Capital expenditures	64,442		1,489	3,285		69,216
(1) Includes financial data from the date of acquisition in February 2013 through December 31, 2013.
(2) Includes the following, pre-tax: loss due to catastrophic events of $12.2 million, a net gain on real estate and dealership transactions of $10.2 million and acquisition costs of $5.2 million.
(3) Includes pre-tax acquisition costs of $1.2 million.
(4) Includes the following, after-tax: loss due to catastrophic events of $7.4 million, net gain on real estate and dealership transactions of $5.4 million, non-cash asset impairment charges of $4.0 million and acquisition costs of $3.2 million, as well as the income tax effect of non-deductible acquisition costs of $1.7 million.
(5) Includes the following, after-tax: income tax effect of reserve for certain deferred tax assets of $3.5 million and acquisition costs of $1.3 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2012
	U.S.		U.K.	Brazil	Total
	(In thousands)
New vehicle retail sales	$4,004,211		$286,887	$—	$4,291,098
Used vehicle retail sales	1,623,588		133,330	—	1,756,918
Used vehicle wholesale sales	240,789		47,350	—	288,139
Parts and service	833,964		46,106	—	880,070
Finance and insurance	251,458		8,417	—	259,875
Total revenues	6,954,010		522,090	—	7,476,100
Gross profit	1,054,270		62,982	—	1,117,252
Selling, general and administrative expense	796,998	(1)	51,448	—	848,446
Depreciation and amortization expense	29,137		2,397	—	31,534
Asset impairment	7,276		—	—	7,276
Floorplan interest expense	(30,736)		(1,060)	—	(31,796)
Other interest (expense) income, net	(36,831)		(634)	—	(37,465)
Income before income taxes	153,292		7,443	—	160,735
Provision for income taxes	58,794		1,732	—	60,526
Net income	94,498	(2)	5,711	—	100,209
Capital expenditures	61,214		747	—	61,961
(1) Includes the following, pre-tax: loss due to catastrophic events of $4.6 million, acquisition costs of $1.8 million and a net gain on real estate and dealership transactions of $1.5 million.
(2) Includes the following, after tax: non-cash asset impairment charges of $4.4 million, loss due to catastrophic events of $2.9 million and acquisition costs of $1.1 million.

Goodwill and intangible franchise rights and total assets by reportable segment were as follows:

	As of December 31, 2014
	U.S.	U.K.	Brazil	Total
	(In thousands)
Goodwill and intangible franchise rights	$958,144	$43,295	$132,885	$1,134,324
Total assets	$3,529,643	$327,644	$284,205	$4,141,492

	As of December 31, 2013
	U.S.	U.K.	Brazil	Total
	(In thousands)
Goodwill and intangible franchise rights	$828,881	$28,261	$181,666	$1,038,808
Total assets	$3,241,192	$237,960	$340,326	$3,819,478

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Full Year
	(In thousands, except per share data)
Year Ended December 31,
2014
Total revenues	$2,260,863	$2,511,638	$2,626,448	$2,538,940	$9,937,889
Gross profit	338,122	369,148	374,709	365,959	1,447,938
Net income	31,303	16,862	26,162	18,677	93,004
Basic earnings per share (1)	1.29	0.70	1.07	0.77	3.82
Diluted earnings per share (1)	1.19	0.62	1.03	0.77	3.60
2013
Total revenues	$1,963,832	$2,335,110	$2,340,147	$2,279,492	$8,918,581
Gross profit	300,489	341,274	329,462	321,321	1,292,546
Net income	22,118	37,388	32,765	21,721	113,992
Basic earnings per share (1)	0.95	1.53	1.34	0.89	4.72
Diluted earnings per share (1)	0.88	1.43	1.19	0.81	4.32
(1) The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.
During the second, third and fourth quarters 2014, the Company incurred charges of $1.7 million, $9.4 million, and $30.4 million related to the impairment of assets. Included in these charges, for the third and fourth quarters of 2014, were impairments of the Company's intangible assets of $5.5 million and $25.6 million, respectively. During the third quarter of 2014, the Company sold five dealerships in the U.S. and recognized a net gain of $16.6 million and also realized a $3.4 million tax benefit relative to deducible goodwill in the Brazil segment. In addition, the Company had a loss of $23.4 million and $22.8 million on the extinguishment of debt for the second and third quarters of 2014, respectively.
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

4.3	—	Form of 5.000% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.2)
4.4	—
Registration Rights Agreement, dated as of June 2, 2014, by and among Group 1 Automotive, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 2, 2014)

4.5	—
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
First Amendment to Ninth Amended and Restated Revolving Credit Agreement, dated effective May 13, 2014, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent, Bank of America, N.A., as Syndication Agent, U.S. Bank, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents and Capital One National Association and Compass Bank, as Managing Agents (incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2014)

10.3	—
Partial Unwind Agreement between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, dated June 25, 2014 (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2014)

Exhibit Number		Description
10.4	—
Partial Unwind Agreement between Group 1 Automotive, Inc. and Bank of America, N.A., dated June 25, 2014 (incorporated by reference to Exhibit 10.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 26, 2014)

10.5	—
Unwind Agreement between Group 1 Automotive, Inc. and JPMorgan Chase Bank, National Association, dated July 25, 2014 (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed July 31, 2014)

10.6	—
Unwind Agreement between Group 1 Automotive, Inc. and Bank of America, N.A., dated July 25, 2014 (incorporated by reference to Exhibit 10.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed July 31, 2014

10.7	—
Stockholders Agreement dated as of February 28, 2013, by and among Group 1 Automotive, Inc. and former shareholders of UAB Motors Participações S.A. named therein (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 5, 2013)

10.8	—
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

Exhibit Number		Description
10.21*	—
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

10.22*	—
Form of Indemnification Agreement of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)

10.23*	—
Group 1 Automotive, Inc. Non-Employee Director Compensation Plan, effective January 1, 2012 (Incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2011)

10.24*	—
Group 1 Automotive, Inc. 2014 Corporate Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed February 28, 2014)

10.25*
Group 1 Automotive, Inc. 2013 Corporate Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 5, 2013)

10.26*
Officer’s Terms of Engagement and Guarantees between UAB Motors Participações S.A. and Lincoln da Cunha Pereira Filho dated as of February 28, 2013 (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2013)

10.27*
Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)

10.28*
First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)

10.29*
Second Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2009)

10.30*
Third Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 15, 2010)

10.31*
Group 1 Automotive, Inc. 2007 Long Term Incentive Plan (As Amended and Restated Effective as of March 11, 2010) (Incorporated by reference to Exhibit A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed on April 8, 2010)

10.32*		Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
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

10.35*		Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10.36*
Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)

10.37*
Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)

10.38*
Employment Agreement between Group 1 Automotive, Inc. and Earl J. Hesterberg dated effective September 8, 2010 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)

10.39*
Non-Compete Agreement between Group 1 Automotive, Inc. and Earl J. Hesterberg dated effective September 8, 2010 (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)

Exhibit Number		Description
10.40*	—
Amendment to Employment Agreement, dated February 27, 2012, between Group 1 Automotive, Inc. and Earl J. Hesterberg (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed February 29, 2012)

10.41*	—
Employment Agreement dated January 1, 2009 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)

10.42*	—
Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)

10.43*	—
Employment Agreement dated effective as of December 1, 2009 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 16, 2009)

10.44*
Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)

10.45*
Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated January 1, 2010 between Group 1 Automotive, Inc. and Mark J. Iuppenlatz (Incorporated by reference to Exhibit 10.48 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)

10.46*
Group 1 Automotive, Inc. Corporate Aircraft Usage Policy (Incorporated by reference to Exhibit 10.49 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)

10.47
Description of UAB Motors Participações S.A. Bonus Plan for 2013 (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2013)

10.48		Group 1 Automotive, Inc. 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed April 10, 2014)
10.49
Form of Senior Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.50
Form of Restricted Stock Agreement with Qualified Retirement Provisions (incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.51*
Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.52*
Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.53*
Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.7 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.54*
Form of Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

11.1	—	Statement re Computation of Per Share Earnings (Incorporated by reference to Note 6 to the financial statements)
12.1†	—	Statement re Computation of Ratios
21.1†	—	Group 1 Automotive, Inc. Subsidiary List
23.1†	—	Consent of Ernst & Young LLP
31.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document

Exhibit Number		Description
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith

*	Management contract or compensatory plan or arrangement

**	Furnished herewith