Form 10-Q
period 2015-03-31
GROUP 1 AUTOMOTIVE INC
filed 2015-05-11
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes  ☐    No  ☑
As of May 5, 2015, the registrant had 23,337,439 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,279	$40,975
Contracts-in-transit and vehicle receivables, net	225,048	237,448
Accounts and notes receivable, net	137,373	151,330
Inventories, net	1,547,436	1,556,705
Deferred income taxes	13,316	11,062
Prepaid expenses and other current assets	33,037	37,699
Total current assets	1,982,489	2,035,219
PROPERTY AND EQUIPMENT, net	944,485	950,388
GOODWILL	847,672	830,377
INTANGIBLE FRANCHISE RIGHTS	305,750	303,947
OTHER ASSETS	18,071	21,561
Total assets	$4,098,467	$4,141,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility and other	$1,138,495	$1,143,246
Offset account related to floorplan notes payable - credit facility	(79,795)	(39,616)
Floorplan notes payable - manufacturer affiliates	290,038	307,656
Offset account related to floorplan notes payable - manufacturer affiliates	(21,000)	(22,500)
Current maturities of long-term debt	69,275	72,630
Accounts payable	250,526	288,320
Accrued expenses	169,567	172,463
Total current liabilities	1,817,106	1,922,199
LONG-TERM DEBT, net of current maturities	1,077,964	1,008,837
DEFERRED INCOME TAXES	142,074	141,239
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	33,793	25,311
OTHER LIABILITIES	67,703	65,896
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,752 and 25,724 issued, respectively	258	257
Additional paid-in capital	283,940	286,854
Retained earnings	882,995	852,057
Accumulated other comprehensive loss	(117,124)	(81,984)
Treasury stock, at cost; 1,475 and 1,385 shares, respectively	(90,242)	(79,174)
Total stockholders’ equity	959,827	978,010
Total liabilities and stockholders’ equity	$4,098,467	$4,141,492

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,332,724	$1,268,836
Used vehicle retail sales	623,193	549,897
Used vehicle wholesale sales	100,192	89,173
Parts and service sales	282,189	269,317
Finance, insurance and other, net	94,556	83,640
Total revenues	2,432,854	2,260,863
COST OF SALES:
New vehicle retail sales	1,262,993	1,201,930
Used vehicle retail sales	577,072	507,096
Used vehicle wholesale sales	97,513	86,061
Parts and service sales	131,392	127,654
Total cost of sales	2,068,970	1,922,741
GROSS PROFIT	363,884	338,122
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	271,469	257,558
DEPRECIATION AND AMORTIZATION EXPENSE	11,684	9,925
INCOME FROM OPERATIONS	80,731	70,639
OTHER EXPENSE:
Floorplan interest expense	(9,348)	(10,913)
Other interest expense, net	(13,911)	(10,513)
INCOME BEFORE INCOME TAXES	57,472	49,213
PROVISION FOR INCOME TAXES	(21,657)	(17,910)
NET INCOME	$35,815	$31,303
BASIC EARNINGS PER SHARE	$1.47	$1.29
Weighted average common shares outstanding	23,443	23,339
DILUTED EARNINGS PER SHARE	$1.47	$1.19
Weighted average common shares outstanding	23,446	25,428
CASH DIVIDENDS PER COMMON SHARE	$0.20	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2015	2014
	(Unaudited, in thousands)
NET INCOME	$35,815	$31,303
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(30,594)	8,215
Net unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during the period, net of tax (provision) benefit of $3,907 and $1,512, respectively	(6,513)	(2,520)
Reclassification adjustment for loss included in interest expense, net of tax provision of $1,180 and $1,044, respectively	1,967	1,740
Net unrealized loss on interest rate swaps, net of tax	(4,546)	(780)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES	(35,140)	7,435
COMPREHENSIVE INCOME	$675	$38,738

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount					Total
	(Unaudited, in thousands)
BALANCE, December 31, 2014	25,724	$257	$286,854	$852,057	$(81,984)	$(79,174)	$978,010
Net income	—	—	—	35,815	—	—	35,815
Other comprehensive loss, net	—	—	—	—	(35,140)	—	(35,140)
Purchases of treasury stock	—	—	—	—	—	(17,717)	(17,717)
Net issuance of treasury shares to employee stock compensation plans	28	1	(8,791)	—	—	6,649	(2,141)
Stock-based compensation	—	—	4,873	—	—	—	4,873
Tax effect from stock-based compensation plans	—	—	1,004	—	—	—	1,004
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(4,877)	—	—	(4,877)
BALANCE, March 31, 2015	25,752	$258	$283,940	$882,995	$(117,124)	$(90,242)	$959,827

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,815	$31,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,684	9,925
Deferred income taxes	3,320	2,913
Stock-based compensation	4,888	3,660
Amortization of debt discount and issue costs	899	3,612
Gain on disposition of assets	8	(16)
Tax effect from stock-based compensation	(1,004)	(733)
Other	1,729	544
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	(10,329)	46,555
Accounts and notes receivable	6,275	4,822
Inventories	(1,469)	38,269
Contracts-in-transit and vehicle receivables	10,487	16,780
Prepaid expenses and other assets	2,589	2,697
Floorplan notes payable - manufacturer affiliates	(6,589)	(27,643)
Deferred revenues	(136)	504
Net cash provided by operating activities	58,167	133,192
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(50,142)	(52,648)
Proceeds from disposition of franchises, property and equipment	1,171	197
Purchases of property and equipment, including real estate	(23,157)	(27,095)
Other	287	(1,539)
Net cash used in investing activities	(71,841)	(81,085)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	1,597,034	1,503,650
Repayments on credit facility - floorplan line and other	(1,641,072)	(1,511,811)
Borrowings on credit facility - acquisition line	189,933	19,963
Repayment on credit facility - acquisition line	(135,907)	(30,000)
Borrowings on real estate credit facility	—	200
Principal payments on real estate credit facility	(836)	(677)
Borrowings on other debt	13,678	19,683
Principal payments on other debt	(10,644)	(24,321)
Borrowings on debt related to real estate	17,600	13,855
Principal payments on debt related to real estate	(5,622)	(11,510)
Employee stock purchase plan purchases, net of employee tax withholdings	(2,140)	(1,089)
Repurchases of common stock, amounts based on settlement date	(16,175)	(16,942)
Tax effect from stock-based compensation	1,004	733
Dividends paid	(4,892)	(4,115)
Net cash provided by (used in) financing activities	1,961	(42,381)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,983)	(12,254)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(14,696)	(2,528)
CASH AND CASH EQUIVALENTS, beginning of period	40,975	20,215
CASH AND CASH EQUIVALENTS, end of period	$26,279	$17,687
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable	$10,035	$656

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry with business activities in 14 states in the United States of America (“U.S.”), 15 towns in the United Kingdom (“U.K.”) and three states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the “Company” in these Notes to Consolidated Financial Statements. The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.
As of March 31, 2015, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (40 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, and South Carolina), and (b) the West (76 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). The U.S. regional vice presidents report directly to the Company's Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. In addition, as of March 31, 2015, the Company had two international regions: (a) the U.K. region, which consisted of 17 dealerships in the U.K. and (b) the Brazil region, which consisted of 17 dealerships in Brazil. The operations of the Company's international regions are structured similarly to the U.S. regions, each with a regional vice president reporting directly to the Company's Chief Executive Officer.
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
Basis of Presentation
The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying unaudited condensed Consolidated Financial Statements. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for any other interim period or for the entire fiscal year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).
All business acquisitions completed during the periods presented have been accounted for using the purchase method of accounting, and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed subject to change within the purchase price allocation period (generally one year from the respective acquisition date) and are assigned and recorded based on estimates of fair value. All intercompany balances and transactions have been eliminated in consolidation.
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
Variable Interest Entity

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2013, the Company entered into arrangements to provide a related-party entity that owns and operates retail automotive dealerships a fixed-interest-rate working capital loan and various administrative services for a variable fee, both of which constitute variable interests in the entity. The Company's exposure to loss as a result of its involvement in the entity includes the balance outstanding under the loan arrangement. The Company holds no equity ownership interest in the entity. The Company has determined that the entity meets the criteria of a variable interest entity (“VIE”). The terms of the loan and services agreements provide the Company with the right to control the activities of the VIE that most significantly impact the VIE's economic performance, the obligation to absorb potentially significant losses of the VIE and the right to receive potentially significant benefits from the VIE. Accordingly, the Company qualified as the VIE's primary beneficiary and consolidated the assets and liabilities of the VIE as of March 31, 2015 and December 31, 2014, as well as the results of operations of the VIE beginning on the effective date of the variable interests arrangements to March 31, 2015. The floorplan notes payable liability of the VIE is securitized by the new and used vehicle inventory of the VIE. The carrying amounts and classification of assets (which can only be used to settle the liabilities of the VIE) and liabilities (for which creditors do not have recourse to the general credit of the Company) included in the Company's consolidated statements of financial position for the consolidated VIE as of March 31, 2015 and December 31, 2014, are as follows (in thousands):

	March 31, 2015	December 31, 2014
Current assets	$14,447	$19,049
Non-current assets	26,179	31,783
Total assets	$40,626	$50,832
Current liabilities	$12,821	$16,374
Non-current liabilities	16,732	15,955
Total liabilities	$29,553	$32,329
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), that amends the accounting guidance on revenue recognition. The amendments in this ASU are intended to provide a framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016 with no early adoption permitted. However, the FASB recently agreed to propose a one-year deferral of the effective date for all entities along with the option to adopt the standard as of the original effective date. The Company is currently evaluating the method of adoption and the impact the provisions of the ASU will have on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) simplifying the presentation of Debt Issuance Costs. The amendments in the accounting standard require debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The amendments in this ASU are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015. The Company does not expect the adoption to materially impact its financial statements.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. ACQUISITIONS AND DISPOSITIONS
During the three months ended March 31, 2015, the Company acquired one dealership in the U.S. and terminated one dealership franchise in the U.S.
During 2014, the Company acquired seven dealerships and was granted two franchises in the U.S. and also acquired one dealership and opened one dealership for an awarded franchise in Brazil. In addition, the Company acquired three dealerships in the U.K. (collectively, the "2014 Acquisitions"). Aggregate consideration paid for these acquisitions totaled $336.6 million, including associated real estate and new vehicle inventory. The U.S. vehicle inventory associated with the acquisitions was subsequently financed through borrowings under the Company's FMCC Facility and the Floorplan Line, (each as defined in Note 11, “Credit Facilities”) and the Brazil vehicle inventory associated with the acquisitions was subsequently financed through individual manufacturer captive finance companies. The purchase prices for the 2014 Acquisitions have been allocated as set forth below based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The allocation of the purchase prices is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the respective acquisition date). Goodwill associated with the acquisitions was assigned to the U.S., U.K. and Brazil reportable segments in the amounts of $103.9 million, $18.4 million and zero, respectively.

As of Acquisition Date
(In thousands)
Inventory	$131,878
Other current assets	6,601
Property and equipment	82,147
Goodwill and intangible franchise rights	183,449
Deferred tax asset	7,265
Total assets	$411,340
Current liabilities	$37,545
Long-term debt	13,250
Total liabilities	$50,795
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
The Company held interest rate swaps in effect as of March 31, 2015 of $563.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.5%. The Company records the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense. For the three months ended March 31, 2015 and 2014, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.7 million and $2.4 million, respectively. Total floorplan interest expense was $9.3 million and $10.9 million for the three months ended March 31, 2015 and 2014, respectively.
In addition to the $563.0 million of swaps in effect as of March 31, 2015, the Company held 15 additional interest rate swaps with forward start dates between August 2015 and January 2018 and expiration dates between December 2017 and December 2020. The aggregate notional value of these 15 forward-starting swaps was $775.0 million, and the weighted average interest rate was 2.8%. The combination of the interest rate swaps currently in effect and these forward-starting swaps is structured such that the notional value in effect at any given time through August 2021 does not exceed $761.0 million, which is less than the Company's expectation for variable rate debt outstanding during such period.
As of March 31, 2015 and December 31, 2014, the Company reflected liabilities from interest rate risk management activities of $35.9 million and $28.7 million, respectively, in its Consolidated Balance Sheets. Included in Accumulated Other Comprehensive Loss at March 31, 2015 and 2014 were accumulated unrealized losses, net of income taxes, totaling $22.5 million and $14.6 million, respectively, related to these interest rate swaps.
At March 31, 2015, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for either the three months ended March 31, 2015 or 2014, respectively. The following table presents the impact during the current and comparative prior year periods for the Company's derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Gain (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	2015	2014
	(In thousands)
Interest rate swap contracts	$(6,513)	$(2,520)

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Three Months Ended March 31,
	2015	2014
	(In thousands)
Floorplan interest expense	$(2,708)	$(2,429)
Other interest expense	(439)	(355)

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amount expected to be reclassified out of other comprehensive income (loss) into earnings as additional floorplan interest expense or other interest expense in the next twelve months is $12.9 million.
4. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2014 Long Term Incentive Plan (the "Incentive Plan"), as well as to employees pursuant to its 1998 Employee Stock Purchase Plan, as amended (the "Purchase Plan").
Long Term Incentive Plan
The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of March 31, 2015, there were 1,529,795 shares available for issuance under the Incentive Plan.
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
A summary of the restricted stock awards as of March 31, 2015, along with the changes during the three months then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	911,350	$58.86
Granted	192,723	83.14
Vested	(152,236)	52.19
Forfeited	(12,720)	62.89
Nonvested at March 31, 2015	939,117	$64.84
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 3.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after March 6, 2016. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of March 31, 2015, there were 490,430 shares available for issuance under the Purchase Plan. During the three months ended March 31, 2015 and 2014, the Company issued 26,280 and 28,451 shares, respectively, of common stock to employees participating in the Purchase Plan.
The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $18.72 and $14.85 during the three months ended March 31, 2015 and 2014, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total stock-based compensation cost was $4.9 million and $3.7 million for the three months ended March 31, 2015 and 2014, respectively. Cash received from Purchase Plan purchases was $1.9 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively. The tax benefit realized for the tax deductions from the vesting of restricted shares totaled $1.0 million and $0.7 million and increased additional paid in capital for the three months ended March 31, 2015 and 2014, respectively.
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
The following table sets forth the calculation of EPS for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	23,443	23,339
Dilutive effect of contingently convertible notes and warrants	—	2,085
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	3	4
Weighted average dilutive common shares outstanding	23,446	25,428
Basic:
Net Income	$35,815	$31,303
Less: Earnings allocated to participating securities	1,388	1,241
Earnings available to basic common shares	$34,427	$30,062
Basic earnings per common share	$1.47	$1.29
Diluted:
Net Income	$35,815	$31,303
Less: Earnings allocated to participating securities	1,388	1,156
Earnings available to diluted common shares	$34,427	$30,147
Diluted earnings per common share	$1.47	$1.19
For the periods during which the 2.25% Notes were outstanding, the Company was required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the warrants sold in connection with the 2.25% Notes (“2.25% Warrants”) in its diluted common shares outstanding for the diluted earnings calculation. The average adjusted closing price of the Company's common stock for the three months ended March 31, 2014 was more than the conversion price then in effect at the end of the period. Therefore, the dilutive effect of the 2.25% Notes was included in the computation of diluted EPS for the three month periods ended March 31, 2014. The 2.25% Notes and 2.25% Warrants were subsequently converted or redeemed and settled, respectively, during the three months ended September 30, 2014.
In addition, for the periods during which the 3.00% Notes were outstanding, the Company was required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the warrants sold in connection with the 3.00% Notes (“3.00% Warrants”) in its diluted common shares outstanding for the diluted earnings calculation. The average adjusted closing price of the Company's common stock for the three months ended March 31, 2014 was more than the conversion price then in effect at the end of the period. Therefore, the respective dilutive effect of the 3.00% Notes and 3.00% Warrants was included in the computation of diluted EPS for the three months ended March 31, 2014. On June 25, 2014, the

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company repurchased $92.5 million of the then outstanding $115.0 million principal. The remaining 3.00% Notes and 3.00% Warrants were repurchased and settled, respectively, during the three months ended September 30, 2014.
6. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The Company's effective income tax rate of 37.7% of pretax income for the three months ended March 31, 2015 differed from the U.S. federal statutory rate of 35.0% due primarily to taxes provided for in U.S. state and foreign jurisdictions in which the Company operates, as well as valuation allowances provided for net operating losses in certain U.S. states and in Brazil.
For the three months ended March 31, 2015, the Company's effective tax rate increased to 37.7% compared to 36.4% for the same period in 2014. This increase was primarily due to the increase of valuation allowances for net operating losses in certain U.S. states and in Brazil in 2015.
As of March 31, 2015 and December 31, 2014, the Company had no unrecognized tax benefits with respect to uncertain tax positions and did not incur any interest and penalties nor did it accrue any interest for the three months ended March 31, 2015. When applicable, consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Taxable years 2010 and subsequent remain open for examination by the Company’s major taxing jurisdictions.
7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$79,044	$86,062
Parts and service receivables	33,061	35,034
Finance and insurance receivables	19,161	20,898
Other	9,781	12,977
Total accounts and notes receivable	141,047	154,971
Less allowance for doubtful accounts	3,674	3,641
Accounts and notes receivable, net	$137,373	$151,330
Inventories consisted of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
	(In thousands)
New vehicles	$1,086,597	$1,137,478
Used vehicles	287,979	254,939
Rental vehicles	110,878	103,184
Parts, accessories and other	67,937	67,466
Total inventories	1,553,391	1,563,067
Less lower of cost or market reserves	5,955	6,362
Inventories, net	$1,547,436	$1,556,705
New and used vehicles are valued at the lower of specific cost or market and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost (determined on either a first-in, first-out or an average cost basis) or market.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment consisted of the following:

	Estimated Useful Lives in Years	March 31, 2015	December 31, 2014
	(unaudited)
		(dollars in thousands)
Land	—	$330,494	$328,474
Buildings	30 to 40	481,340	482,496
Leasehold improvements	varies	133,968	134,658
Machinery and equipment	7 to 20	89,672	87,728
Furniture and fixtures	3 to 10	78,525	77,581
Company vehicles	3 to 5	10,961	10,706
Construction in progress	—	32,384	32,115
Total		1,157,344	1,153,758
Less accumulated depreciation		212,859	203,370
Property and equipment, net		$944,485	$950,388
During the three months ended March 31, 2015, the Company incurred $8.4 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities. In addition, the Company purchased real estate (including land and buildings) during the three months ended March 31, 2015 associated with existing dealership operations totaling $3.6 million.
As of March 31, 2015 and December 31, 2014, the Company determined that certain real estate qualified as held-for-sale. As a result, the Company classified the carrying value of the real estate, totaling $4.0 million, in prepaid and other current assets in its Consolidated Balance Sheet.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revolving Credit Facility
The Company's Revolving Credit Facility provides a total borrowing capacity of $1.7 billion and expires on June 20, 2018. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.6 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $1.95 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the one-month LIBOR plus 125 basis points for new vehicle inventory and the one-month LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the one-month LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points for borrowings in U.S. dollars and 150 to 250 basis points on borrowings in euros or pound sterling, depending on the Company’s total adjusted leverage ratio. The Floorplan Line requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line also requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $4.9 million of related unamortized costs as of March 31, 2015 that are being amortized over the term of the facility.
After considering the outstanding balance of $1,054.1 million at March 31, 2015, the Company had $325.9 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $325.9 million available borrowings under the Floorplan Line was $79.8 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.4% as of March 31, 2015 and December 31, 2014, excluding the impact of the Company’s interest rate swaps. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. With regards to the Acquisition Line, borrowings outstanding as of March 31, 2015 and December 31, 2014 were $123.7 million and $69.7 million, respectively. After considering $45.7 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $150.6 million of available borrowing capacity under the Acquisition Line as of March 31, 2015. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company's U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of March 31, 2015, the Restricted Payment Basket totaled $176.4 million. As of March 31, 2015, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory in the U.S., including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of March 31, 2015, the Company had an outstanding balance of $117.0 million under the FMCC Facility with an available floorplan borrowing capacity of $183.0 million. Included in the $183.0 million available borrowings under the FMCC Facility was $21.0 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 4.75% before considering the applicable incentives as of March 31, 2015.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Credit Facilities
The Company has credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities ranged from 1.15% to 3.95% as of March 31, 2015.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazil operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of March 31, 2015, the annual interest rates charged on borrowings outstanding under these facilities ranged from 16.77% to 21.70%.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of March 31, 2015, the interest rate charged on borrowings related to the Company’s rental vehicle fleet varied up to 4.75%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time.
9. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consisted of the following:

	March 31, 2015	December 31, 2014
	(dollars in thousands)
5.00% Senior Notes (aggregate principal of $550,000 at March 31, 2015 and December 31, 2014)	$540,381	$540,100
Acquisition Line	123,739	69,713
Real Estate Credit Facility	57,168	58,003
Other Real Estate Related and Long-Term Debt	371,382	358,271
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 9.6%	54,569	55,380
	1,147,239	1,081,467
Less current maturities of real estate credit facility and other long-term debt	69,275	72,630
	$1,077,964	$1,008,837
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
In connection with the issuance of the 5.00% Notes, the Company entered into registration rights agreements (the “Registration Rights Agreements”) with the initial purchasers. Pursuant to the Registration Rights Agreements, the Company

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

has agreed to file a registration statement with the Securities and Exchange Commission, so that holders of the 5.00% Notes can exchange the 5.00% Notes for registered 5.00% Notes that have substantially identical terms as the 5.00% Notes. The Company has also agreed to use commercially reasonable efforts to cause the exchange to be completed by June 2, 2015. On November 24, 2014, the Company filed a registration statement with the SEC for an offer to exchange the 5.00% Notes with a new series of freely tradable notes having substantially identical terms as the 5.00% Notes. The registration statement was not yet declared effective by the SEC as of May 8, 2015. If it fails to complete the exchange by June 2, 2015, the Company will be required to pay additional interest of 0.25% per annum for the first 90-day period beginning on June 3, 2015, and an additional 0.25% per annum with respect to each subsequent 90-day period up to 1.00%. The additional interest accrues until such time as the exchange is complete.
Underwriters' fees and the discount relative to the $550.0 million totaled $10.4 million, which were recorded as a reduction of the 5.00% Notes principal balance and are being amortized over a period of eight years. The 5.00% Notes are presented net of unamortized underwriter fees and discount of $9.6 million as of March 31, 2015. At the time of issuance of the 5.00% Notes, the Company capitalized $2.4 million of debt issuance costs, which are included in Other Assets on the accompanying Consolidated Balance Sheet and amortized over a period of eight years. Unamortized debt issuance costs as of March 31, 2015 totaled $2.1 million.
Real Estate Credit Facility
Group 1 Realty, Inc., a wholly-owned subsidiary of the Company, is party to a real estate credit facility with Bank of America, N.A. and Comerica Bank (the “Real Estate Credit Facility”) providing the right for up to $99.1 million of term loans, of which $74.1 million had been used as of March 31, 2015. The term loans can be expanded provided that (a) no default or event of default exists under the Real Estate Credit Facility; (b) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. This facility is guaranteed by the Company and substantially all of the existing and future domestic subsidiaries of the Company and is secured by the real property owned by the Company that is mortgaged under the Real Estate Credit Facility. The Company capitalized $1.1 million of debt issuance costs related to the Real Estate Credit Facility that are being amortized over the term of the facility, $0.3 million of which were still unamortized as of March 31, 2015.
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
The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and is required to repay the aggregate amount outstanding on the maturity dates of the individual property borrowings, ranging, from December 29, 2015 through February 27, 2017. During the three months ended March 31, 2015, the Company made no additional borrowings and made principal payments of $0.8 million on outstanding borrowings from the Real Estate Credit Facility. As of March 31, 2015, borrowings outstanding under the Real Estate Credit Facility totaled $57.2 million, with $30.9 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.
The Real Estate Credit Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. In addition, the Real Estate Credit Facility requires certain financial covenants that are identical to those contained in the Company’s Revolving Credit Facility. As of March 31, 2015, the Company was in compliance with all applicable covenants and ratios under the Real Estate Credit Facility.
Acquisition Line
See Note 8, "Credit Facilities," for further discussion on the Company's Revolving Credit Facility and Acquisition Line.
Other Real Estate Related and Long-Term Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with four of its manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”) and FMCC, as well as several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.00% and 9.00%, and at variable indexed rates plus a spread between 1.50% and 2.55% per annum. The Company capitalized $1.3 million of related debt issuance costs related to the Real Estate Notes that are being amortized over the terms of the notes, $0.4 million of which were still unamortized as of March 31, 2015.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The loan agreements with TMCC consist of eight term loans. As of March 31, 2015, $49.4 million was outstanding under the TMCC term loans, with $5.1 million classified as a current maturity of long-term debt. For the three months ended March 31, 2015, the Company made no additional borrowings and made principal payments of $0.5 million. These loans will mature by November 2021 and provide for monthly payments based on a 20-year amortization schedule. These eight loans are cross-collateralized and cross-defaulted with each other and are cross-defaulted with the Revolving Credit Facility.
The loan agreements with MBFS consist of two term loans. As of March 31, 2015, $27.1 million was outstanding under the MBFS term loans, with $1.1 million classified as a current maturity of long-term debt. For the three months ended March 31, 2015, the Company made no additional borrowings and made principal payments of $0.3 million. The agreements provide for monthly payments based on a 20-year amortization schedule and will mature by January 2031. These two loans are cross-collateralized and cross-defaulted with each other and are also cross-defaulted with the Revolving Credit Facility.
The loan agreements with BMWFS consist of 14 term loans. As of March 31, 2015, $64.8 million was outstanding under the BMWFS term loans, with $4.5 million classified as a current maturity of long-term debt. For the three months ended March 31, 2015, the Company made no additional borrowings and made principal payments of $1.1 million. The agreements provide for monthly payments based on a 15-year amortization schedule and will mature by October 2021. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These 14 loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.
The loan agreements with FMCC consist of four term loans. As of March 31, 2015, $34.7 million was outstanding under the FMCC term loans, with $1.5 million classified as a current maturity of long-term debt. For the three months ended March 31, 2015, the Company made no additional borrowings and made principal payments of $0.4 million. The agreements provide for monthly payments based on a 20-year amortization schedule that will mature by December 2024. These four loans are cross-defaulted with the Revolving Credit Facility.
In addition, agreements with third-party financial institutions consist of 19 term loans for an aggregate principal amount of $127.2 million, to finance real estate associated with the Company’s dealerships. The loans are being repaid in monthly installments that will mature by November 2022. As of March 31, 2015, borrowings under these notes totaled $113.6 million, with $6.6 million classified as a current maturity of long-term debt. For the three months ended March 31, 2015, the Company made no additional borrowings and made principal payments of $1.5 million. These 19 loans are cross-defaulted with the Revolving Credit Facility.
The Company has also entered into separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “Foreign Notes”) are being repaid in monthly installments that will mature by September 2034. As of March 31, 2015, borrowings under the Foreign Notes totaled $60.4 million, with $4.5 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the three months ended March 31, 2015, the Company made additional borrowings and principal payments of $17.4 million and $0.5 million, respectively.
In 2014, the Company entered into working capital loan agreements with third-party financial institutions in Brazil for R$38.0 million. The proceeds were used to partially pay off manufacturer-affiliated floorplan borrowings. These loans will mature by February 2017. As of March 31, 2015, borrowings under the Brazilian third-party loans totaled $15.0 million, with $8.2 million classified as a current maturity of long-term debt. For the three months ended March 31, 2015, the Company made additional borrowings and principal payments of $0.1 million and $0.1 million, respectively.
Fair Value of Long-Term Debt
The Company's outstanding 5.00% Notes had a fair value of $551.4 million and $534.9 million as of March 31, 2015 and December 31, 2014, respectively. The Company's fixed interest rate borrowings included in other real estate related and long-term debt totaled $156.6 million and $158.1 million as of March 31, 2015 and December 31, 2014, respectively. The fair value of such fixed interest rate borrowings was $181.1 million and $186.4 million as of March 31, 2015 and December 31, 2014, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2015 and December 31, 2014. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
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
In addition, the Company maintains an investment balance with certain of the financial institutions in Brazil that provide credit facilities for the financing of new, used and rental vehicle inventories. The investment balances bear interest at a variable rate and are redeemable by the Company in the future under certain conditions. The Company has classified these investment balances as other current and long-term assets in the accompanying Consolidated Balance Sheets. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices, that are observable or that can be corroborated by observable data by correlation. Accordingly, the Company has classified these instruments within level 2 of the hierarchy framework. The Company's derivative financial instruments are recorded at fair market value. See Note 3, "Derivative Instruments and Risk Management Activities" for further details regarding the Company's derivative financial instruments. See Note 9, "Long-term Debt" for details regarding the fair value of the Company's long-term debt.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified debt instruments and interest rate derivative instruments as having met such criteria. Assets and liabilities recorded at fair value in the accompanying balance sheets as of March 31, 2015 and December 31, 2014, respectively, were as follows:

	As of March 31, 2015
	Level 1	Level 2	Total
	(In thousands)
Assets:
Investments	$—	$10,661	$10,661
Debt securities:
Demand obligations	$—	$116	$116
Total	$—	$10,777	$10,777
Liabilities:
Interest rate derivative financial instruments	$—	$35,925	$35,925
Total	$—	$35,925	$35,925

	As of December 31, 2014
	Level 1	Level 2	Total
	(In thousands)
Assets:
Investments	$—	$12,283	$12,283
Debt securities:
Demand obligations	$—	$20,304	$20,304
Total	$—	$32,587	$32,587
Liabilities:
Interest rate derivative financial instruments	$—	$28,653	$28,653
Total	$—	$28,653	$28,653
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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries assign or sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. In general, the Company’s subsidiaries retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment or subletting of the lease. Additionally, the Company and its subsidiaries generally remain subject to the terms of any guarantees made by the Company and its subsidiaries in connection with such leases. Although the Company generally has indemnification rights against the assignee or sublessee in the event of non-performance under these leases, as well as certain defenses, and the Company presently has no reason to believe that it or its subsidiaries will be called on to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $2.6 million as of March 31, 2015. The Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, the Company does not have any known material environmental commitments or contingencies and presently has no reason to believe that it or its subsidiaries will be called on to so perform.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2014	$257,502	$8,157	$38,288	$303,947
Additions through acquisitions	8,844	—	—	8,844
Purchase price allocation adjustments	—	—	—	—
Disposals and assets held for sale	—	—	—	—
Impairments	—	—	—	—
Currency translation	—	(367)	(6,674)	(7,041)
BALANCE, March 31, 2015	$266,346	$7,790	$31,614	$305,750

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2014	$700,642	$35,138	$94,597	$830,377	(1)
Additions through acquisitions	33,756	—	—	33,756
Purchase price allocation adjustments	(11)	1,638	—	1,627
Disposals	(15)	—	—	(15)
Currency translation	—	(1,580)	(16,487)	(18,067)
Tax adjustments	(6)	—	—	(6)
BALANCE, March 31, 2015	$734,366	$35,196	$78,110	$847,672	(1)
(1) Net of accumulated impairment of $42.4 million.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2014	$(64,075)	$(17,909)	$(81,984)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(30,594)	(10,420)	(41,014)
Tax effect	—	3,907	3,907
Amounts reclassified from accumulated other comprehensive loss to:
Floorplan interest expense	—	2,708	2,708
Other interest expense	—	439	439
Tax effect	—	(1,180)	(1,180)
Net current period other comprehensive loss	(30,594)	(4,546)	(35,140)
Balance, March 31, 2015	$(94,669)	$(22,455)	$(117,124)

	Three Months Ended March 31, 2014
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2013	$(37,827)	$(13,850)	$(51,677)
Other comprehensive income (loss) before reclassifications:
Pre-tax	8,215	(4,032)	4,183
Tax effect	—	1,512	1,512
Amounts reclassified from accumulated other comprehensive income to:
Floorplan interest expense	—	2,429	2,429
Other interest expense	—	355	355
Tax effect	—	(1,044)	(1,044)
Net current period other comprehensive (loss) income	8,215	(780)	7,435
Balance, March 31, 2014	$(29,612)	$(14,630)	$(44,242)

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. SEGMENT INFORMATION
As of March 31, 2015, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new vehicles, used vehicles, parts and automotive services, finance and insurance products, and collision centers. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segments and therefore the corporate financial results are included within the U.S. reportable segment.
The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by its chief operating decision maker to allocate resources and assess performance. The Company's chief operating decision maker is its Chief Executive Officer.
Reportable segment revenue, income (loss) before income taxes, provision for income taxes and net income (loss) were as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total revenues	$1,998,500	$299,541	$134,813	$2,432,854
Income (loss) before income taxes	53,156	5,121	(805)	57,472
(Provision) benefit for income taxes	(20,361)	(999)	(297)	(21,657)
Net income (loss)	32,795	4,122	(1,102)	35,815

	Three Months Ended March 31, 2014
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total revenues	$1,834,626	$247,701	$178,536	$2,260,863
Income before income taxes	45,862	4,617	(1,266)	49,213
Provision for income taxes	(16,828)	(965)	(117)	(17,910)
Net income	29,034	3,652	(1,383)	31,303

Reportable segment total assets as of March 31, 2015 and December 31, 2014 were as follows:

	As of March 31, 2015
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,516,075	$359,588	$222,804	$4,098,467

	As of December 31, 2014
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,529,643	$327,644	$284,205	$4,141,492

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes), guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities had they operated on a stand-alone basis.
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,449	$21,830	$—	$26,279
Contracts-in-transit and vehicle receivables, net	—	196,674	28,374	—	225,048
Accounts and notes receivable, net	—	105,570	31,803	—	137,373
Intercompany accounts receivable	—	257,147	—	(257,147)
Inventories, net	—	1,346,561	200,875	—	1,547,436
Deferred income taxes	240	13,076	—	—	13,316
Prepaid expenses and other current assets	743	17,297	14,997	—	33,037
Total current assets	983	1,940,774	297,879	(257,147)	1,982,489
PROPERTY AND EQUIPMENT, net	—	835,370	109,115	—	944,485
GOODWILL	—	734,367	113,305	—	847,672
INTANGIBLE FRANCHISE RIGHTS	—	266,345	39,405	—	305,750
INVESTMENT IN SUBSIDIARIES	2,039,365	—	—	(2,039,365)	—
OTHER ASSETS	—	9,277	8,794	—	18,071
Total assets	$2,040,348	$3,786,133	$568,498	$(2,296,512)	$4,098,467

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,133,884	$4,611	$—	$1,138,495
Offset account related to floorplan notes payable - credit facility	—	(79,795)	—	—	(79,795)
Floorplan notes payable — manufacturer affiliates	—	195,038	95,000	—	290,038
Offset account related to floorplan notes payable - manufacturer affiliates	—	(21,000)	—	—	(21,000)
Current maturities of long-term debt and short-term financing	—	56,439	12,836	—	69,275
Accounts payable	—	139,261	111,265	—	250,526
Intercompany accounts payable	299,275	—	257,147	(556,422)	—
Accrued expenses	—	146,999	22,568	—	169,567
Total current liabilities	299,275	1,570,826	503,427	(556,422)	1,817,106
LONG-TERM DEBT, net of current maturities	664,120	347,809	66,035	—	1,077,964
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	33,793	—	—	33,793
DEFERRED INCOME TAXES AND OTHER LIABILITIES	—	197,710	12,067	—	209,777
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,076,953	1,935,270	(13,031)	(2,039,365)	959,827
Intercompany note receivable	—	(299,275)	—	299,275	—
Total stockholders’ equity	1,076,953	1,635,995	(13,031)	(1,740,090)	959,827
Total liabilities and stockholders’ equity	$2,040,348	$3,786,133	$568,498	$(2,296,512)	$4,098,467

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2014

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$25,379	$15,596	$—	$40,975
Contracts-in-transit and vehicle receivables, net	—	218,361	19,087	—	237,448
Accounts and notes receivable, net	—	117,427	33,903	—	151,330
Intercompany accounts receivable	—	276,217	—	(276,217)	—
Inventories, net	—	1,342,022	214,683	—	1,556,705
Deferred income taxes	196	10,866	—	—	11,062
Prepaid expenses and other current assets	590	22,039	15,070	—	37,699
Total current assets	786	2,012,311	298,339	(276,217)	2,035,219
PROPERTY AND EQUIPMENT, net	—	839,063	111,325	—	950,388
GOODWILL	—	700,642	129,735	—	830,377
INTANGIBLE FRANCHISE RIGHTS	—	257,502	46,445	—	303,947
INVESTMENT IN SUBSIDIARIES	1,964,442	—	—	(1,964,442)	—
OTHER ASSETS	—	10,120	11,441	—	21,561
Total assets	$1,965,228	$3,819,638	$597,285	$(2,240,659)	$4,141,492

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,137,743	$5,503	$—	$1,143,246
Offset account related to floorplan notes payable - credit facility	—	(39,616)	—	—	(39,616)
Floorplan notes payable — manufacturer affiliates	—	207,329	100,327	—	307,656
Offset account related to floorplan notes payable - manufacturer affiliates	—	(22,500)	—	—	(22,500)
Current maturities of long-term debt and short-term financing	—	61,185	11,445	—	72,630
Accounts payable	—	176,143	112,177	—	288,320
Intercompany accounts payable	295,421	—	276,217	(571,638)	—
Accrued expenses	—	149,700	22,763	—	172,463
Total current liabilities	295,421	1,669,984	528,432	(571,638)	1,922,199
LONG-TERM DEBT, net of current maturities	609,812	347,202	51,823	—	1,008,837
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	25,311	—	—	25,311
DEFERRED INCOME TAXES AND OTHER LIABILITIES	—	193,077	14,058	—	207,135
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,059,995	1,879,485	2,972	(1,964,442)	978,010
Intercompany note receivable	—	(295,421)	—	295,421	—
Total stockholders’ equity	1,059,995	1,584,064	2,972	(1,669,021)	978,010
Total liabilities and stockholders’ equity	$1,965,228	$3,819,638	$597,285	$(2,240,659)	$4,141,492

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$1,998,500	$434,354	$—	$2,432,854
COST OF SALES:	—	1,684,012	384,958	—	2,068,970
GROSS PROFIT	—	314,488	49,396	—	363,884
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,231	227,472	42,766	—	271,469
DEPRECIATION AND AMORTIZATION EXPENSE	—	10,118	1,566	—	11,684
INCOME FROM OPERATIONS	(1,231)	76,898	5,064	—	80,731
OTHER EXPENSE:
Floorplan interest expense	—	(8,519)	(829)	—	(9,348)
Other interest expense, net	592	(12,723)	(1,780)	—	(13,911)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(639)	55,656	2,455	—	57,472
(PROVISION) BENEFIT FOR INCOME TAXES	240	(20,602)	(1,295)	—	(21,657)
EQUITY IN EARNINGS OF SUBSIDIARIES	36,214	—	—	(36,214)	—
NET INCOME (LOSS)	$35,815	$35,054	$1,160	$(36,214)	$35,815
COMPREHENSIVE INCOME (LOSS)	—	(4,546)	(30,594)	—	(35,140)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$35,815	$30,508	$(29,434)	$(36,214)	$675

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2014

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$1,834,627	$426,236	$—	$2,260,863
COST OF SALES:	—	1,544,895	377,846	—	1,922,741
GROSS PROFIT	—	289,732	48,390	—	338,122
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	842	214,658	42,058	—	257,558
DEPRECIATION AND AMORTIZATION EXPENSE	—	8,626	1,299	—	9,925
INCOME FROM OPERATIONS	(842)	66,448	5,033	—	70,639
OTHER EXPENSE:
Floorplan interest expense	—	(8,584)	(2,329)	—	(10,913)
Other interest expense, net	565	(10,264)	(814)	—	(10,513)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(277)	47,600	1,890	—	49,213
(PROVISION) BENEFIT FOR INCOME TAXES	103	(16,931)	(1,082)	—	(17,910)
EQUITY IN EARNINGS OF SUBSIDIARIES	31,477	—	—	(31,477)	—
NET INCOME (LOSS)	$31,303	$30,669	$808	$(31,477)	$31,303
COMPREHENSIVE INCOME (LOSS)	—	(780)	8,215	—	7,435
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$31,303	$29,889	$9,023	$(31,477)	$38,738

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(399)	$57,971	$595	$58,167
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(50,142)	—	(50,142)
Proceeds from disposition of franchises, property and equipment	—	816	355	1,171
Purchases of property and equipment, including real estate	—	(16,949)	(6,208)	(23,157)
Other	—	287	—	287
Net cash used in investing activities	—	(65,988)	(5,853)	(71,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	1,597,034	—	1,597,034
Repayments on credit facility - floorplan line and other	—	(1,641,072)	—	(1,641,072)
Borrowings on credit facility - acquisition line	189,933	—	—	189,933
Repayment on credit facility - acquisition line	(135,907)	—	—	(135,907)
Principal payments on real estate credit facility	—	(836)	—	(836)
Borrowings on other debt	—	—	13,678	13,678
Principal payments on other debt	—	—	(10,644)	(10,644)
Borrowings on debt related to real estate	—	—	17,600	17,600
Principal payments on debt related to real estate	—	(5,102)	(520)	(5,622)
Employee stock purchase plan purchases, net of employee tax withholdings	(2,140)	—	—	(2,140)
Repurchases of common stock, amounts based on settlement date	(16,175)	—	—	(16,175)
Tax effect from stock-based compensation	—	1,004	—	1,004
Dividends paid	(4,892)	—	—	(4,892)
Borrowings (repayments) with subsidiaries	9,831	9,239	(19,070)	—
Investment in subsidiaries	(40,251)	26,820	13,431	—
Distributions to parent	—	—	—	—
Net cash provided by (used in) financing activities	399	(12,913)	14,475	1,961
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(2,983)	(2,983)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	(20,930)	6,234	(14,696)
CASH AND CASH EQUIVALENTS, beginning of period	—	25,379	15,596	40,975
CASH AND CASH EQUIVALENTS, end of period	$—	$4,449	$21,830	$26,279

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2014

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(173)	$129,876	$3,489	$133,192
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(52,648)	—	(52,648)
Proceeds from disposition of franchises, property and equipment	—	—	197	197
Purchases of property and equipment, including real estate	—	(24,552)	(2,543)	(27,095)
Other	—	(1,539)	—	(1,539)
Net cash used in investing activities	—	(78,739)	(2,346)	(81,085)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	1,503,650	—	1,503,650
Repayments on credit facility - floorplan line and other	—	(1,511,811)	—	(1,511,811)
Borrowings on credit facility - acquisition line	19,963	—	—	19,963
Repayment on credit facility - acquisition line	(30,000)	—	—	(30,000)
Borrowings on real estate credit facility	—	200	—	200
Principal payments on real estate credit facility	—	(677)	—	(677)
Borrowings on other debt	—	—	19,683	19,683
Principal payments on other debt	—	—	(24,321)	(24,321)
Borrowings on debt related to real estate	—	13,855	—	13,855
Principal payments on debt related to real estate	—	(3,939)	(7,571)	(11,510)
Employee stock purchase plan purchases, net of employee tax withholdings	(1,089)	—	—	(1,089)
Repurchases of common stock, amounts based on settlement date	(16,942)	—	—	(16,942)
Tax effect from stock-based compensation	—	733	—	733
Dividends paid	(4,115)	—	—	(4,115)
Borrowings (repayments) with subsidiaries	77,862	(99,669)	21,807	—
Investment in subsidiaries	(45,506)	45,656	(150)	—
Distributions to parent	—	—	—	—
Net cash provided by (used in) financing activities	173	(52,002)	9,448	(42,381)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(12,254)	(12,254)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	(865)	(1,663)	(2,528)
CASH AND CASH EQUIVALENTS, beginning of period	—	4,306	15,909	20,215
CASH AND CASH EQUIVALENTS, end of period	$—	$3,441	$14,246	$17,687

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
Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” "intend," “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control). Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K").
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
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. We are aligned into four geographic regions: the East and West Regions in the United States ("U.S."), the United Kingdom ("U.K.") Region, and the Brazil Region. Our U.S. regional vice presidents report directly to our Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the dealership operations management that report to them. The financial matters of each U.S. region are managed by a regional chief financial officer who reports directly to our Chief Financial Officer. The operations of our international regions are structured similarly to the U.S. regions, each with a regional vice president reporting directly to our Chief Executive Officer, resulting in three reportable segments: the U.S., which includes the activities of our corporate office, the U.K. and Brazil.
As of March 31, 2015, we owned and operated 195 franchises, representing 32 brands of automobiles, at 150 dealership locations and 38 collision centers worldwide. We own 149 franchises at 116 dealerships and 28 collision centers in the U.S., 25 franchises at 17 dealerships and six collision centers in the U.K., as well as 21 franchises at 17 dealerships and four collision centers in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, Oklahoma, South Carolina and Texas in the U.S., in 15 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo, Parana and Mato Grosso do Sul in Brazil.
Outlook
During the three months ended March 31, 2015, consumer demand for new and used vehicles in the U.S. improved over the same period in 2014. According to industry experts, the average seasonally adjusted annual rate of sales (“SAAR”) in the U.S. for the three months ended March 31, 2015 was 16.6 million units, compared to 15.6 million units for the three months ended March 31, 2014.
We believe that improving overall economic conditions provide opportunities for us to enhance our operating results as we: (a) expand our new and used vehicle unit sales and improve our sales efficiency; (b) continue to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; (c) invest capital where necessary to support our anticipated growth, particularly in our parts and service business; and (d) further leverage our revenue and gross profit growth through the continued implementation of cost efficiencies. Through the first three months of 2015, we realized improved vehicle sales growth in our oil-dependent markets, despite widespread concern about the impact of lower oil prices. We continue to monitor local market conditions and remain prepared to appropriately respond, if we experience weakening in sales activity.
The U.K. economy represents the sixth largest economy in the world. The U.K. automotive sales market continues to outperform the rest of Europe. Vehicle registrations in the U.K. increased 6.8% in the three months ended March 31, 2015, as compared to the same period a year ago. Sustainable growth is expected for the remainder of 2015 with new vehicle sales continuing to improve.
The Brazilian economy represents the seventh largest economy in the world and recently has been one of the fastest growing. However, the Brazilian economy is facing many challenges and is currently not demonstrating significant growth. New vehicle registrations in Brazil declined 16.2% during the three months ended March 31, 2015 as compared to the same period a year ago. We expect economic conditions in Brazil to remain challenged in the near term and automobile industry sales to be flat to down for the remainder of 2015. But, we remain optimistic for growth in the longer term.
Our operations have generated, and we believe that our operations will continue to generate, positive operating cash flow. As such, we are focused on maximizing the return that we generate from our invested capital and positioning our balance sheet to take advantage of investment opportunities as they arise. We remain committed to our growth-by-acquisition strategy. We believe that significant opportunities exist to enhance our portfolio with dealerships that meet our stringent investment criteria in the U.S., U.K. and Brazil. During the first three months of 2015, we completed the acquisition of one dealership in the U.S. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders.
We continue to closely scrutinize all planned future capital spending and work closely with our manufacturer partners to make prudent capital investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that our capital spending for the year of 2015 will be less than $125 million.

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
For the three months ended March 31, 2015, total revenues increased 7.6% from 2014 levels to $2.4 billion, reflecting increases in each of our business activities in the U.S. and the U.K., partially offset by weaker exchange rates and the impact of a slowing economy in Brazil. Total gross profit improved 7.6% to $363.9 million for the first quarter of 2015 over the prior year period, primarily as a result of an 8.5% increase in our U.S. operations, as well as an 18.9% increase in our U.K. results. SG&A Expenses rose 5.4% in the first quarter of 2015, as compared to the prior year period, primarily driven by the revenue and gross profit improvements mentioned above. Operating income increased from 2014 levels by 14.3% to $80.7 million for the three months ended March 31, 2015. Income before income taxes increased to $57.5 million for the first quarter of 2015, which was a 16.8% increase over the comparable prior year period. For the three months ended March 31, 2015, we experienced a 14.4% increase in net income to $35.8 million and, coupled with a 7.8% decrease in weighted average diluted common shares outstanding, we realized a 23.5% increase in diluted income per share to $1.47 as compared to the three months ended March 31, 2014. For the three months ended March 31, 2015 and 2014, our adjusted net cash provided by operations was $51.7 million and $69.7 million, respectively.

Key Performance Indicators
Consolidated Statistical Data
The following table highlights certain of the key performance indicators we use to manage our business.

	Three Months Ended March 31,
	2015	2014
Unit Sales
Retail Sales
New Vehicle	39,239	37,749
Used Vehicle	29,983	26,877
Total Retail Sales	69,222	64,626
Wholesale Sales	13,940	12,784
Total Vehicle Sales	83,162	77,410
Gross Margin
New Vehicle Retail Sales	5.2%	5.3%
Total Used Vehicle Sales	6.7%	7.2%
Parts and Service Sales	53.4%	52.6%
Total Gross Margin	15.0%	15.0%
SG&A(1) as a % of Gross Profit	74.6%	76.2%
Operating Margin	3.3%	3.1%
Pretax Margin	2.4%	2.2%
Finance and Insurance Revenues per Retail Unit Sold	$1,366	$1,294

(1)	Selling, general and administrative expenses.
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references may be made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.

Our results are impacted by changes in exchange rates relating to our U.K. and Brazil segments. As exchange rates fluctuate, our results of operations as reported in U.S. dollars fluctuate. For example, if the British pound were to weaken against the U.S. dollar, our U.K. results of operations would translate into less U.S. dollar reported results. The British pound weakened against the U.S. dollar as the average rate during the three months ended March 31, 2015 decreased 9.1% compared to the same period in 2014. The Brazilian real weakened against the U.S. dollar as the average rate during the three months ended March 31, 2015 declined 21.0% as compared to the same period in 2014.
Our consolidated revenues from new vehicle retail sales increased 5.0% for the three months ended March 31, 2015, as compared to the same period in 2014. This growth was primarily a result of better industry conditions in both the U.S. and U.K., dealership acquisition activity, and the execution of initiatives made by our operating team. The U.S. SAAR rose to an average of 16.6 million units for the three months ended March 31, 2015, as compared to 15.6 million units for the same period in 2014. In the U.S. and U.K., our new vehicle retail unit sales rose 5.0% and 20.4%, respectively, from 2014 levels. Our new vehicle growth in the U.S. and U.K. was partially offset by weakening economic conditions in Brazil due to decreased consumer confidence, as well as the negative impact to industry sales from the expiration of the government sponsored auto purchase tax incentive at the end of 2014. Consolidated new vehicle retail gross margin declined 10 basis points to 5.2% for the quarter ended March 31, 2015, as compared to the same periods in 2014, primarily reflecting the competitive selling environment in the U.S.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our revenues from used vehicle retail sales increased 13.3% for the three months ended March 31, 2015, as compared to the same period in 2014. The improving industry conditions in the U.S. and U.K. that has benefited new vehicle sales also supported used vehicle demand. Used vehicle retail gross profit increased, primarily reflecting growth in used vehicle retail unit sales of 11.6%, as compared to the respective period in 2014, partially offsetting these improvements was a decline in used vehicle retail gross margin of 40 basis points for the three months ended March 31, 2015, as compared to the same period in 2014. Used vehicle margins are generally lower in our U.K. and Brazil segments, therefore, the decline in consolidated used vehicle gross margin partially relates to the mix shift effect, as a result of a larger contribution from our U.K. segment. Further, the U.S. experienced a 40 basis point decline in used vehicle gross margins during the first quarter of 2015 as compared to 2014 as a result of competitiveness of the selling environment in the markets in which we operate.
Our parts and service sales increased 4.8% for the three months ended March 31, 2015, as compared to the same period in 2014. This growth was driven by increases in all aspects of our business: warranty, wholesale parts, customer-pay parts and service and collision. Generally, this is due to an increase in the number of the late-model vehicles in operation, dealership acquisition activity, and the execution of management initiatives. Specifically, during the first three months of 2015, our warranty revenues were bolstered from high volume recall campaigns in all our segments by manufacturer, including General Motors, BMW, Toyota, Honda and Ford. Additionally, as manufacturer paid maintenance continues to expand in the U.S., there is an ongoing shift of business from customer pay to warranty. The increase in our collision sales was the result of enhanced operational process, the addition of technicians to add operating capacity and the expansion of our relationships with insurance providers. Our parts and service gross margin increased 80 basis points for the three months ended March 31, 2015, as compared to the same periods in 2014.
Our consolidated finance and insurance revenues per retail unit ("PRU") sold increased $72 for the three months ended March 31, 2015, as compared to the same period in 2014, primarily as a result of increased penetration rates and income per contract from most of our major U.S. product offerings.
Our total gross margin for the quarter ended March 31, 2015, remained flat at 15.0% as compared to the same period in 2014, as improvements in the parts and service, as well as finance and insurance sectors of our business were offset by new and used retail performance.
Our consolidated SG&A expenses increased in absolute dollars for the three months ended March 31, 2015 as compared to the same period in 2014, primarily as a result of dealership acquisitions, as well as the correlation to vehicle sales volumes. However, our consolidated SG&A expenses as a percentage of gross profit decreased by 160 basis points to 74.6% for the first quarter of 2015, as compared to the same period in 2014, reflecting leverage of our cost structure realized with the improved revenue and gross profit. Similar to our consolidated results, our U.S. SG&A expenses as a percentage of gross profit decreased 160 basis points to 73.1% in the first quarter of 2015.
For the three months ended March 31, 2015, floorplan interest expense decreased 14.3%, as compared to the same period in 2014. This decline was primarily driven by our Brazil segment, as a result of our decision to refinance a portion of our floorplan borrowings and also due to management's focus on inventory management. In 2014, we refinanced a portion of our floorplan borrowings with a working capital line of credit that reduced the overall interest rate that we are charged and redistributed the borrowings and associated interest charges to our other long-term debt and interest expense categories, respectively. Other interest expense, net increased 32.3% for the three months ended March 31, 2015, as compared to the same period in 2014, primarily attributable to interest incurred on our 5.00% Notes offerings of which the vast majority of the proceeds from the 5.00% Notes offerings were used to extinguish our 2.25% and our 3.00% Notes during the second and third quarters of 2014. In addition, other interest expense increased in our Brazil segment as a result of the shift from floorplan interest expense, as discussed above.
We address these items further, and other variances between the periods presented, in the “Results of Operations” section below.
Critical Accounting Policies and Accounting Estimates
The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions.
We disclosed certain critical accounting policies and estimates in our 2014 Form 10-K, and no significant changes have occurred since that time.

Results of Operations
The "Same Store" amounts presented below include the results of dealerships for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. The following table summarizes our combined Same Store results for the three months ended March 31, 2015, as compared to 2014. Same Store results also include the activities of our corporate headquarters.
Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2015	% Change	2014
Revenues
New vehicle retail	$1,234,891	1.9%	$1,212,115
Used vehicle retail	564,736	6.5%	530,401
Used vehicle wholesale	88,305	5.2%	83,942
Parts and service	264,084	3.4%	255,448
Finance, insurance and other	87,863	7.8%	81,524
Total revenues	$2,239,879	3.5%	$2,163,430
Cost of Sales
New vehicle retail	$1,171,858	2.0%	$1,148,379
Used vehicle retail	522,844	7.0%	488,508
Used vehicle wholesale	85,696	6.0%	80,876
Parts and service	123,774	2.3%	121,009
Total cost of sales	$1,904,172	3.6%	$1,838,772
Gross profit	$335,707	3.4%	$324,658
SG&A	$250,247	3.3%	$242,168
Depreciation and amortization expenses	$10,818	14.9%	$9,418
Floorplan interest expense	$8,885	(15.7)%	$10,534
Gross Margin
New vehicle retail	5.1%		5.3%
Total used vehicle	6.8%		7.3%
Parts and service	53.1%		52.6%
Total gross margin	15.0%		15.0%
SG&A as a % of gross profit	74.5%		74.6%
Operating margin	3.3%		3.4%
Finance and insurance revenues per retail unit sold	$1,365	4.0%	$1,313
The discussion that follows provides explanation for the variances noted above. Each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the three months ended March 31, 2015 and 2014.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2015	% Change	2014
Retail Unit Sales
Same Stores
U.S.	29,679	3.4%	28,714
U.K.	3,819	2.0%	3,745
Brazil	3,253	(9.5)%	3,593
Total Same Stores	36,751	1.9%	36,052
Transactions	2,488		1,697
Total	39,239	3.9%	37,749
Retail Sales Revenues
Same Stores
U.S.	$1,018,675	5.6%	$964,299
U.K.	124,062	(5.0)%	130,601
Brazil	92,154	(21.4)%	117,215
Total Same Stores	1,234,891	1.9%	1,212,115
Transactions	97,833		56,721
Total	$1,332,724	5.0%	$1,268,836
Gross Profit
Same Stores
U.S.	$48,907	0.7%	$48,559
U.K.	8,127	(4.4)%	8,498
Brazil	5,999	(10.2)%	6,679
Total Same Stores	63,033	(1.1)%	63,736
Transactions	6,698		3,170
Total	$69,731	4.2%	$66,906
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,648	(2.5)%	$1,691
U.K.	$2,128	(6.2)%	$2,269
Brazil	$1,844	(0.8)%	$1,859
Total Same Stores	$1,715	(3.0)%	$1,768
Transactions	$2,692		$1,868
Total	$1,777	0.3%	$1,772
Gross Margin
Same Stores
U.S.	4.8%		5.0%
U.K.	6.6%		6.5%
Brazil	6.5%		5.7%
Total Same Stores	5.1%		5.3%
Transactions	6.8%		5.6%
Total	5.2%		5.3%

Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer.

	Three Months Ended March 31,
	2015	% Change	2014
Toyota	10,248	5.1%	9,748
Ford	4,629	1.6%	4,557
Honda	4,212	4.5%	4,032
BMW	3,891	(0.6)%	3,916
Nissan	3,633	(0.6)%	3,656
Volkswagen	2,334	(3.4)%	2,416
General Motors	2,075	0.6%	2,062
Hyundai	1,864	(2.7)%	1,915
Chrysler	1,759	1.9%	1,726
Mercedes-Benz	1,209	(3.0)%	1,246
Other	897	15.3%	778
Total	36,751	1.9%	36,052

In total, our new vehicle retail unit sales saw improvements in many of our major brands highlighted by a 5.1% improvement in Toyota, 4.5% increase in Honda and 1.6% increase in Ford unit sales, primarily driven by our U.S. operations. In particular, our U.S. Same Store new vehicle retail unit sales improved 3.4% for the three months ended March 31, 2015, highlighted by improvements of 6.1% in Honda, 6.0% in Toyota, 3.9% in Ford, 3.4% in Nissan, 2.7% in BMW and 1.9% in Chrysler as compared to the same period in 2014. The focus that we have placed on improving our dealership sales processes and the increase in overall U.S. industry sales, which rose to 17.0 million units for the month of March 2015 and has risen from an average of 15.6 million units for the three months ended March 31, 2014 to 16.6 million units for the three months ended March 31, 2015, were the primary contributing factors in our new vehicle unit sales growth. Also, we experienced improvements in our Same Store new vehicle unit sales in the U.K. during the first quarter of 2015 driven by increases of 7.4% in BMW and 2.8% in Audi as compared to 2014. These increases were partially offset by a decline of 9.5% in Same Store unit sales experienced in our Brazil segment, primarily due to decreased consumer confidence, as well as the negative impact to industry sales caused by the expiration of the government sponsored auto purchase tax incentive at the end of 2014. The first quarter is seasonally the weakest quarter of the year in Brazil due to summer vacations and Carnival.

Our total Same Store revenues from new vehicle retail sales increased 1.9% for the three months ended March 31, 2015, as compared to the same period in 2014. This increase was driven by the 3.4% increase in new vehicle retail unit sales in our U.S. segment highlighted above, coupled with a 2.2% increase in our U.S. Same Store average retail sales price to $34,323. The growth in our U.S. Same Store average retail sales price was highlighted by increases of 5.6% in General Motors, 3.8% in Ford, 3.7% in Nissan, 3.4% in Hyundai and 2.0% in Toyota. Further, for the quarter ended March 31, 2015, our U.S. Same Store average retail sales price improved as a result of a new vehicle retail unit sales mix shift towards truck sales. For the quarter ended March 31, 2015, new vehicle retail truck sales represented 51.3% of total Same Store new vehicle retail units sold as compared to 48.8% for the same period last year. Partially offsetting this increase were declines in both the U.K. and Brazil. In the U.K., Same Store new vehicle revenues declined by 5.0%, despite a 2.0% increase in new vehicle retail sales units. This decline can be more than explained by the change in the exchange rate between periods as Same Store new vehicle retail revenues increased 4.4% on a local currency basis for the first quarter of 2015 as compared with the same period in 2014. In Brazil we experienced a 21.4% decline in Same Store new vehicle retail revenues, explained by the reduction in Same Store new vehicle retail unit volume mentioned above, coupled with the change in the exchange rate between periods. On a local currency basis, our Same Store new vehicle retail revenues in Brazil declined 5.2%. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.

Our total Same Store new vehicle gross profit decreased 1.1% for the three months ended March 31, 2015, as compared to the same period in 2014. In the U.S., Same Store new vehicle gross profit rose 0.7%, as the growth in new vehicle retail unit sales was partially offset by a 2.5% decline in gross profit per retail unit ("PRU"). Strong competition among U.S. dealerships for new vehicle sales continued during the first quarter of 2015, causing downward profit pressure. Same Store new vehicle gross profit in the U.K. decreased 4.4% and gross profit PRU declined 6.2% to $2,128. These declines in gross profit and gross profit PRU in the U.K. are the result of the change in the exchange rate between the periods. On a local currency basis, Same Store new vehicle gross profit and Same Store gross profit PRU in the U.K. increased 5.6% and 3.5%, respectively.

In Brazil, Same Store new vehicle gross profit declined 10.2%. In addition, gross profit PRU declined 0.8%. The decrease in gross profit and gross profit PRU in Brazil can be explained by the change in the exchange rate between periods. On a local currency basis, Same Store new vehicle gross profit increased 8.4%, despite a 9.5% decrease in new vehicle retail unit sales. Also, on a local currency basis, Same Store gross profit PRU in Brazil improved 19.8%. As a result, our total Same Store new vehicle gross margin for the three months ended March 31, 2015 declined 20 basis points from 5.3% to 5.1%. as compared to the same period in 2014.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the three months ended March 31, 2015 and 2014 was $10.6 million and $9.8 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 87.3% in the first quarter of 2013 to 117.7% in the fourth quarter of 2014. In the U.S., manufacturer's interest assistance was 124.1% of floorplan interest expense in the first quarter of 2015.
We decreased our new vehicle inventory levels by $50.9 million, or 4.5%, from $1,137.5 million as of December 31, 2014 to $1,086.6 million as of March 31, 2015, partially reflecting the continued improvement in the U.S and U.K. selling environment. Our consolidated days' supply of new vehicle inventory was 59 days as of March 31, 2015, which was down from 63 days on December 31, 2014 and down from 67 days as of March 31, 2014.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2015	% Change	2014
Retail Unit Sales
Same Stores
U.S.	23,357	5.9%	22,061
U.K.	3,045	11.2%	2,739
Brazil	1,192	(5.5)%	1,261
Total Same Stores	27,594	5.9%	26,061
Transactions	2,389		816
Total	29,983	11.6%	26,877
Retail Sales Revenues
Same Stores
U.S.	$469,630	8.5%	$432,741
U.K.	73,063	2.2%	71,477
Brazil	22,043	(15.8)%	26,183
Total Same Stores	564,736	6.5%	530,401
Transactions	58,457		19,496
Total	$623,193	13.3%	$549,897
Gross Profit
Same Stores
U.S.	$37,161	1.4%	$36,665
U.K.	3,790	5.6%	3,589
Brazil	941	(42.6)%	1,639
Total Same Stores	41,892	—%	41,893
Transactions	4,229		908
Total	$46,121	7.8%	$42,801
Gross Profit per Unit Sold
Same Stores
U.S.	$1,591	(4.3)%	$1,662
U.K.	$1,245	(5.0)%	$1,310
Brazil	$789	(39.3)%	$1,300
Total Same Stores	$1,518	(5.5)%	$1,607
Transactions	$1,770		$1,113
Total	$1,538	(3.4)%	$1,592
Gross Margin
Same Stores
U.S.	7.9%		8.5%
U.K.	5.2%		5.0%
Brazil	4.3%		6.3%
Total Same Stores	7.4%		7.9%
Transactions	7.2%		4.7%
Total	7.4%		7.8%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2015	% Change	2014
Wholesale Unit Sales
Same Stores
U.S.	9,836	4.0%	9,461
U.K.	2,377	10.0%	2,161
Brazil	460	(12.9)%	528
Total Same Stores	12,673	4.3%	12,150
Transactions	1,267		634
Total	13,940	9.0%	12,784
Wholesale Sales Revenues
Same Stores
U.S.	$64,770	7.7%	$60,162
U.K.	20,801	5.9%	19,645
Brazil	2,734	(33.9)%	4,135
Total Same Stores	88,305	5.2%	83,942
Transactions	11,887		5,231
Total	$100,192	12.4%	$89,173
Gross Profit
Same Stores
U.S.	$2,020	(12.1)%	$2,297
U.K.	376	(16.6)%	451
Brazil	213	(33.0)%	318
Total Same Stores	2,609	(14.9)%	3,066
Transactions	70		46
Total	$2,679	(13.9)%	$3,112
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$205	(15.6)%	$243
U.K.	$158	(24.4)%	$209
Brazil	$463	(23.1)%	$602
Total Same Stores	$206	(18.3)%	$252
Transactions	$55		$73
Total	$192	(21.0)%	$243
Gross Margin
Same Stores
U.S.	3.1%		3.8%
U.K.	1.8%		2.3%
Brazil	7.8%		7.7%
Total Same Stores	3.0%		3.7%
Transactions	0.6%		0.9%
Total	2.7%		3.5%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2015	% Change	2014
Used Vehicle Unit Sales
Same Stores
U.S.	33,193	5.3%	31,522
U.K.	5,422	10.7%	4,900
Brazil	1,652	(7.7)%	1,789
Total Same Stores	40,267	5.4%	38,211
Transactions	3,656		1,450
Total	43,923	10.7%	39,661
Sales Revenues
Same Stores
U.S.	$534,400	8.4%	$492,903
U.K.	93,864	3.0%	91,122
Brazil	24,777	(18.3)%	30,318
Total Same Stores	653,041	6.3%	614,343
Transactions	70,344		24,727
Total	$723,385	13.2%	$639,070
Gross Profit
Same Stores
U.S.	$39,181	0.6%	$38,962
U.K.	4,166	3.1%	4,040
Brazil	1,154	(41.0)%	1,957
Total Same Stores	44,501	(1.0)%	44,959
Transactions	4,299		954
Total	$48,800	6.3%	$45,913
Gross Profit per Unit Sold
Same Stores
U.S.	$1,180	(4.5)%	$1,236
U.K.	$768	(6.8)%	$824
Brazil	$699	(36.1)%	$1,094
Total Same Stores	$1,105	(6.1)%	$1,177
Transactions	$1,176		$658
Total	$1,111	(4.1)%	$1,158
Gross Margin
Same Stores
U.S.	7.3%		7.9%
U.K.	4.4%		4.4%
Brazil	4.7%		6.5%
Total Same Stores	6.8%		7.3%
Transactions	6.1%		3.9%
Total	6.7%		7.2%
In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory.
Our total Same Store used vehicle retail revenues increased 6.5% for the three months ended March 31, 2015, as compared to the same period in 2014, reflecting a 5.9% increase in total Same Store used vehicle retail unit sales coupled with a 0.6% increase in average used vehicle retail selling price to $20,466. Our U.S. and U.K. segments generated growth in Same Store used vehicle retail revenues, led by an increase of $36.9 million, or 8.5%, in the U.S., reflecting a 2.5%, or $491, increase in average used vehicle retail sales price and a 5.9% increase in used vehicle retail unit sales. The increase in U.S. average used vehicle retail sales price is partially attributable to the increase in Certified Pre-Owned ("CPO") volume discussed below. In the U.K., Same Store used vehicle retail revenues increased by $1.6 million, or 2.2%, driven by the increase in Same Store used vehicle retail unit sales of 11.2%. This increase in Same Store used vehicle retail unit sales was partially offset by an 8.1% decline in average used vehicle retail sales price. This decline in average used vehicle sales price can be explained by the change in the exchange rate. On a local currency basis, Same Store average used vehicle retail sales price remained flat for the quarter ended March 31, 2015 as compared to the same period in 2014. In Brazil, our Same Store used vehicle retail revenues decreased by 15.8%. The decline in Same Store used vehicle retail revenues in Brazil can be explained by the change in the exchange rate as Same Store retail revenues for the first quarter of 2015 increased 0.7% on a local currency basis as compared to the same period last year, despite a decrease in used vehicle retail unit sales of 5.5% for the three months ended March 31, 2015.

In total, our Same Store used vehicle retail total gross profit for the three months ended March 31, 2015 remained constant as compared to the same period in 2014 reflecting increases in the U.S. of 1.4% and the U.K. of 5.6%, which were offset by a decrease in Brazil of 42.6%. The increase in U.S. Same Store used vehicle retail gross profit was primarily driven by the increase in used vehicle retail unit sales of 5.9%, partially offset by a 4.3% decline in the Same Store used vehicle gross profit PRU. This decline in Same Store used vehicle gross profit PRU in the U.S. was primarily a result of the competitiveness of the selling environment in the markets in which we operate. Similarly, in the U.K. the increase in Same Store used vehicle retail gross profit was driven by the increase of 11.2% in Same Store used vehicle retail unit sales, partially offset by a decrease of 5.0% in Same Store used vehicle gross profit PRU. This decline in Same Store used vehicle retail gross profit PRU in the U.K. can be explained by the change in the exchange rate, as on a local currency basis, Same Store used vehicle gross profit PRU increased 3.8% for the quarter ended March 31, 2015. In Brazil, the decrease in Same Store used vehicle retail gross profit resulted from a 5.5% decrease in Same Store used vehicle retail unit sales, coupled with a 39.3% decline in the Same Store used vehicle retail gross profit PRU. On a local currency basis, Brazil's Same Store used vehicle retail gross profit declined 32.0% and used vehicle retail gross profit PRU declined 28.1%.
Our U.S. Same Store CPO volume increased 11.4% to 6,617 units sold for the three months ended March 31, 2015, as compared to the same period of 2014. As a percentage of the U.S. Same Store used vehicle retail unit sales, CPO units increased 140 basis points to 28.3% for the first quarter of 2015, as compared to the same period in 2014.

During the three months ended March 31, 2015, total Same Store wholesale used vehicle revenue increased 5.2% as compared to the same period in 2014 driven by a 3.6% increase in the U.S. Same Store used vehicle wholesale average sales price coupled with a 4.0% increase in our U.S. Same Store wholesale used vehicle unit sales. The increase in average sales price is attributable to the increase in the overall U.S. wholesale market as the Manheim Index, which is an indicator of pricing trends in the used vehicle market, increased 1.3% for the three months ended March 31, 2015 as compared to the same period in 2014. In addition, our U.K. segment experienced a 10.0% increase in Same Store wholesale used vehicle unit sales primarily as a result of management's focus on maintaining proper used vehicle inventory levels. The increases in U.S. and U.K. wholesale used vehicle revenues was partially offset by declines in Brazil, as Same Store used vehicle wholesale average sales price declined by 24.1% coupled with a decline of 12.9% in Same Store wholesale used vehicle unit sales. On a local currency basis, Brazil's Same Store used vehicle wholesale revenues declined 21.4%.

Our total Same Store used vehicle wholesale gross profit declined 14.9% driven by a 18.3%, or $46, decrease in our Same Store used vehicle wholesale gross profit PRU offset by a 4.3% increase in our Same Store used vehicle wholesale unit sales for the quarter ended March 31, 2015 as compared to the same period in 2014.

We increased our used vehicle inventory levels by $33.0 million, or 13.0%, from December 31, 2014 and by $48.8 million, or 20.4%, from March 31, 2014 to $288.0 million as of March 31, 2015, primarily in response to continued improved selling environment in the U.S. and U.K. Our consolidated days' supply of used vehicle inventory was 32 days at March 31, 2015, as compared to 33 days at December 31, 2014 and 30 days at March 31, 2014.

Parts and Service Data
(dollars in thousands)

	Three Months Ended March 31,
	2015	% Change	2014
Parts and Services Revenue
Same Stores
U.S.	$230,364	5.5%	$218,353
U.K.	20,180	(5.5)%	21,360
Brazil	13,540	(13.9)%	15,735
Total Same Stores	264,084	3.4%	255,448
Transactions	18,105		13,869
Total	$282,189	4.8%	$269,317
Gross Profit
Same Stores
U.S.	$123,123	6.4%	$115,707
U.K.	11,221	(3.0)%	11,573
Brazil	5,966	(16.7)%	7,159
Total Same Stores	140,310	4.4%	134,439
Transactions	10,487		7,224
Total	$150,797	6.4%	$141,663
Gross Margin
Same Stores
U.S.	53.4%		53.0%
U.K.	55.6%		54.2%
Brazil	44.1%		45.5%
Total Same Stores	53.1%		52.6%
Transactions	57.9%		52.1%
Total	53.4%		52.6%
Our total Same Store parts and service revenues increased 3.4% to $264.1 million for the three months ended March 31, 2015, as compared to the same period in 2014, primarily driven by growth in our U.S. segment. For the three months ended March 31, 2015, our U.S. Same Store parts and service revenue increased 5.5%, or $12.0 million, reflecting a 13.7% increase in warranty revenues, a 13.1% increase in collision revenue, a 4.0% increase in wholesale parts revenues, and a 0.4% increase in customer-pay parts and service revenue, when compared to the same period in 2014. The increase in warranty revenue was primarily driven by high volume recall campaigns from BMW, General Motors, Toyota, Honda and Ford that occurred during the first quarter of 2015. In addition, as manufacturer-paid maintenance programs expand in the U.S., a shift of business from our customer-pay to our warranty segment continues. The increase in collision revenue was primarily attributable to strategic initiatives which enhanced operational processes, the addition of technicians to add operating capacity and the expansion of partnerships with insurance companies relating to direct repair programs.
Our U.K. Same Store parts and service revenues decreased 5.5%, or $1.2 million, for the three months ended March 31, 2015, as compared to the same period in 2014. This decline can be more than explained by the exchange rate as Same Store parts and service revenues increased 3.1% on a local currency basis. This increase in U.K. Same Store parts and service revenues on a local currency basis was driven primarily by an increase in our warranty revenues of 16.6% for the three months ended March 31, 2015 as compared to the same period a year ago. The increase in warranty revenue was primarily due to increased high volume recalls from BMW and Ford that occurred during the first quarter of 2015.
Our Same Store parts and service revenues in Brazil decreased 13.9%, or $2.2 million, for the three months ended March 31, 2015, compared to the same period 2014. This decline can be more than explained by the exchange rate as Brazil Same Store parts and service revenues increased 4.1% on a local currency basis in 2015 compared to the same period last year. We experienced a 95.6% increase in warranty revenues, which was partially offset by declines of 29.5% in wholesales parts and a 1.8% decline in collision revenues. The increase in warranty revenue was primarily driven by increased high volume recall campaigns from Land Rover, BMW and Peugeot that occurred during the first quarter of 2015.

Our total Same Store parts and service gross profit for the three months ended March 31, 2015 increased 4.4%, as compared to the same period in 2014. For the three months ended March 31, 2015, our total Same Store parts and service gross margins improved 50 basis points, as compared to the same period in 2014. The increase in gross margin was primarily due to improved profitability in our warranty and customer pay parts and service business in the U.S. and U.K, as well as a higher volume of internal work between the parts and service departments of our dealerships and the new and used vehicle departments, which was generated by improved new and used retail vehicles sales volumes.
Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2015	% Change	2014
Retail New and Used Unit Sales
Same Stores
U.S.	53,036	4.5%	50,775
U.K.	6,864	5.9%	6,484
Brazil	4,445	(8.4)%	4,854
Total Same Stores	64,345	3.6%	62,113
Transactions	4,877		2,513
Total	69,222	7.1%	64,626
Retail Finance Fees
Same Stores
U.S.	$25,868	7.2%	$24,134
U.K.	2,868	5.0%	2,731
Brazil	552	15.0%	480
Total Same Stores	29,288	7.1%	27,345
Transactions	2,518		1,083
Total	$31,806	11.9%	$28,428
Vehicle Service Contract Fees
Same Stores
U.S.	$32,601	5.8%	$30,815
U.K.	187	70.0%	110
Brazil	—		—
Total Same Stores	32,788	6.0%	30,925
Transactions	1,958		312
Total	$34,746	11.2%	$31,237
Insurance and Other
Same Stores
U.S.	$22,607	13.1%	$19,981
U.K.	1,766	(0.6)%	1,777
Brazil	1,414	(5.5)%	1,496
Total Same Stores	25,787	10.9%	23,254
Transactions	2,217		721
Total	$28,004	16.8%	$23,975
Total Finance and Insurance Revenues
Same Stores
U.S.	$81,076	8.2%	$74,930
U.K.	4,821	4.4%	4,618
Brazil	1,966	(0.5)%	1,976
Total Same Stores	87,863	7.8%	81,524
Transactions	6,693		2,116
Total	$94,556	13.1%	$83,640
Finance and Insurance Revenues per Retail Unit Sold
Same Stores
U.S.	$1,529	3.6%	$1,476
U.K.	$702	(1.4)%	$712
Brazil	$442	8.6%	$407
Total Same Stores	$1,365	4.0%	$1,313
Transactions	$1,372		$842
Total	$1,366	5.6%	$1,294

Our efforts to improve our finance and insurance business processes, coupled with improved retail vehicle sales volumes, continued to generate growth in our finance and insurance revenues. Our total Same Store finance and insurance revenues increased 7.8%, to $87.9 million, for the three months ended March 31, 2015, as compared to the same period in 2014, primarily driven by growth in our U.S. Same Store revenues of $6.1 million, or 8.2%. The improvement in the U.S. was primarily due to the 4.5% increase in new and used vehicle retail unit sales volume, coupled with increases in penetration rates and income per contract from most of our major product offerings. These increases more than offset an increase in our U.S. chargeback expense. We generated a 4.4% increase in our U.K. Same Store finance and insurance revenues, reflecting a 5.9% increase in new and used vehicle retail unit sales volume, improved income per contract from our finance and vehicle service contract offerings, and improved penetration rates in many of our U.K. product offerings. Our Brazil Same Store finance and insurance declined 0.5% for the three months ended March 31, 2015. This decline can be more than explained by the exchange rate as the Same Store finance and insurance revenues increase 19.9% on a local currency basis. As a result, our total Same Store finance and insurance revenues PRU improved 4.0% to $1,365, as compared to the same period in 2014.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended March 31,
	2015	% Change	2014
Personnel
Same Stores
U.S.	$137,170	7.7%	$127,392
U.K.	13,008	(2.5)%	13,340
Brazil	7,191	(17.8)%	8,743
Total Same Stores	157,369	5.3%	149,475
Transactions	12,733		7,610
Total	$170,102	8.3%	$157,085
Advertising
Same Stores
U.S.	$15,071	6.9%	$14,099
U.K.	883	(24.9)%	1,175
Brazil	275	(45.0)%	500
Total Same Stores	16,229	2.9%	15,774
Transactions	1,021		645
Total	$17,250	5.1%	$16,419
Rent and Facility Costs
Same Stores
U.S.	$19,326	(6.3)%	$20,620
U.K.	2,195	3.5%	2,121
Brazil	3,058	(9.0)%	3,361
Total Same Stores	24,579	(5.8)%	26,102
Transactions	2,079		2,924
Total	$26,658	(8.2)%	$29,026
Other SG&A
Same Stores

U.S.	$43,107	4.5%	$41,259
U.K.	5,538	(5.1)%	5,835
Brazil	3,425	(8.0)%	3,722
Total Same Stores	52,070	2.5%	50,816
Transactions	5,389		4,212
Total	$57,459	4.4%	$55,028
Total SG&A
Same Stores
U.S.	$214,674	5.6%	$203,369
U.K.	21,624	(3.8)%	22,472
Brazil	13,949	(14.6)%	16,327
Total Same Stores	250,247	3.3%	242,168
Transactions	21,222		15,390
Total	$271,469	5.4%	$257,558
Total Gross Profit
Same Stores
U.S.	$292,287	5.1%	$278,158
U.K.	28,335	(1.4)%	28,729
Brazil	15,085	(15.1)%	17,771
Total Same Stores	335,707	3.4%	324,658
Transactions	28,177		13,464
Total	$363,884	7.6%	$338,122
SG&A as a % of Gross Profit
Same Stores
U.S.	73.4%		73.1%
U.K.	76.3%		78.2%
Brazil	92.5%		91.9%
Total Same Stores	74.5%		74.6%
Transactions	75.3%		114.3%
Total	74.6%		76.2%

Employees	12,200		11,700
Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions. We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers in order to rationalize our cost structure. Our total Same Store SG&A increased 3.3%, or $8.1 million, for the three months ended March 31, 2015, as compared to the same period in 2014, primarily the result of a 5.6% increase in U.S. Same Store SG&A.
Our total Same Store personnel costs increased for the three months ended March 31, 2015 by 5.3%, primarily the result of a 7.7% increase in the U.S. that is explained by the general correlation of variable costs, including salesperson commission payments, and vehicle sales. This increase was partially offset by a 2.5% and 17.8% decline in personnel costs in the U.K. and Brazil, respectively. The decline in the U.K. can be more than explained by the change in exchange rate between periods as Same Store personnel costs increased 6.6% on a local currency basis in 2015 as compared to last year, primarily as a result of increased variable costs correlated with vehicle sales volumes. The decline in Brazil primarily relates to the change in the exchange rate as Same Store personnel costs were flat on a local currency basis in 2015 as compared to the same period in 2014.
Our consolidated Same Store rent and facility costs decreased 5.8%, to $24.6 million, primarily driven by a 6.3% and 9.0% decline in our U.S. and Brazil segments, respectively. The decline in the U.S. was due to a decline in rent expense as we continue to strategically add dealership related real estate to our portfolio. The decline in Brazil can be explained by the change in exchange rate as Same Store building expense increased 9.8% on a local currency basis driven by increases in rent and building maintenance. Our U.K. Same Store rent and facility costs increased 3.5% as compared with the same period in 2014. This increase in U.K. Same Store rent and facility costs was primarily a result of additional building maintenance and increased utilities expense that have been on the rise in the U.K.

Our total Same Store other SG&A increased 2.5% to $52.1 million as compared to the same period in 2014, primarily as a result of increases in other variable costs associated with higher retail vehicle sales volumes in the U.S. and U.K. These increases were partially offset with the impact of the exchange rates for U.K. and Brazil.
Ongoing cost control efforts and the leverage on our cost structure that higher revenues and gross profit provide resulted in a 10 basis point improvement in our total Same Store SG&A as a percentage of gross profit for the three months ended March 31, 2015, as compared to 2014, to 74.5%.

Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended March 31,
	2015	% Change	2014
Same Stores
U.S.	$9,531	16.5%	$8,183
U.K.	759	0.5%	755
Brazil	528	10.0%	480
Total Same Stores	10,818	14.9%	9,418
Transactions	866		507
Total	$11,684	17.7%	$9,925
Our total Same Store depreciation and amortization expense increased 14.9% for the three months ended March 31, 2015, as compared to the same period in 2014, as we continue to strategically add dealership-related real estate to our portfolio and make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended March 31,
	2015	% Change	2014
Same Stores
U.S.	$8,139	(0.8)%	$8,206
U.K.	332	(23.3)%	433
Brazil	414	(78.2)%	1,895
Total Same Stores	8,885	(15.7)%	10,534
Transactions	463		379
Total	$9,348	(14.3)%	$10,913
Memo:
Total manufacturer’s assistance	$10,761	9.6%	$9,817
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month London Inter Bank Offered Rate (“LIBOR”) (or Prime rate in some cases) plus a spread in the U.S. and U.K. and a benchmark rate plus a spread in Brazil. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt.
As of March 31, 2015, we had effective interest rate swaps with an aggregate notional amount of $563.0 million that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.5%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.

Our total Same Store floorplan interest expense decreased 15.7% to $8.9 million for the three months ended March 31, 2015, as compared to the same period in 2014. This decline was driven by a $1.5 million decline in floorplan interest expense in Brazil as a result of both inventory management and our decision to refinance a portion of our floorplan borrowings during the second half of 2014 with a working capital line of credit that reduced the overall interest rate that we are charged and redistributed the borrowings and associated interest charges to our other long-term debt and interest expense categories, respectively. Floorplan interest expense for the U.S. remained relatively flat for the three months ended March 31, 2015, when compared to the same period in 2014.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit and our other long-term debt, partially offset by interest income. For the three months ended March 31, 2015, other interest expense increased $3.4 million, or 32.3%, to $13.9 million, as compared to the same period in 2014. This increase was primarily attributable to interest incurred on our 5.00% Notes offerings that was undertaken to fund the extinguishment of our 2.25% Notes and 3.00% Notes during the second and third quarters of 2014 and for working capital needs, as well as an increase in interest relating to a working capital line of credit in Brazil that we entered into during the second half of 2014. The working capital line of credit in Brazil redistributed the borrowings and associated interest charge from our floorplan borrowings and interest related categories, respectively. Additionally, other net interest expense increased for the three months ended March 31, 2015, as compared to 2014, due to additional mortgage borrowings associated with recent dealership acquisitions and purchases of existing leased properties, as well as an increase in weighted average borrowings on our Acquisition Line (as defined below) to support dealership acquisition activities.
Provision for Income Taxes
Our provision for income taxes increased $3.8 million to $21.7 million for the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to the increase of pretax book income. For the three months ended March 31, 2015, our effective tax rate increased to 37.7% from 36.4% from the same period in 2014. This increase was primarily due to the increase of valuation allowances for net operating losses in certain U.S. states and in Brazil in 2015.

We expect our effective tax rate for the remainder of 2015 will be approximately 38.0%. We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income and taxes available in carry back periods.

Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line (defined below) levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital and dealership and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for the remainder of 2015. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2015 change, we may need to access the private or public capital markets to obtain additional funding.
Cash on Hand. As of March 31, 2015, our total cash on hand was $26.3 million. The balance of cash on hand excludes $100.8 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility (defined below) as of March 31, 2015. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
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

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Adjusted net cash provided by operating activities	$51,684	$69,681
Adjusted net cash used in investing activities	(67,583)	(52,567)
Adjusted net cash provided by (used in) financing activities	4,186	(7,388)
Effect of exchange rate changes on cash	(2,983)	(12,254)
Net increase in cash and cash equivalents	$(14,696)	$(2,528)
Sources and Uses of Liquidity from Operating Activities
For the three months ended March 31, 2015, we generated $58.2 million of net cash flow from operating activities. On an adjusted basis, we generated $51.7 million in net cash flow from operating activities, primarily consisting of $35.8 million in net income, as well as non-cash adjustments related to depreciation and amortization of $11.7 million, stock-based compensation of $4.9 million, and deferred income taxes of $3.3 million. Cash inflows were partially offset by a $5.7 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $10.5 million from decreases of vehicle receivables and contracts-in-transit, $6.3 million from the net decrease in accounts and notes receivable, and $2.6 million from the net decrease in prepaid expenses and other assets. These cash inflows were more than offset by adjusted cash outflows of $13.1 million from the net decrease in floorplan borrowings, $10.3 million from decreases in accounts payable and accrued expenses, and $1.5 million from increases of inventory levels.
For the three months ended March 31, 2014, we generated $133.2 million of net cash flow from operating activities. On an adjusted basis, we generated $69.7 million in net cash flow from operating activities, primarily driven by $31.3 million in net income as well as non-cash adjustments related to depreciation and amortization of $9.9 million, deferred income taxes of $2.9 million, amortization of debt discounts and debt issue costs of $3.6 million, stock-based compensation of $3.7 million, and a $18.5 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities are adjusted cash inflows of $46.6 million from increases in accounts payable and accrued expenses, $38.3 million from decreases in inventory levels, $16.8 million from decreases of vehicle receivables and contracts-in-transit, $2.7 million from the net decrease in prepaid expenses and other assets, and $4.8 million from decreases in accounts and notes receivable. These cash inflows were partially offset by cash outflows of $91.2 million from the net decrease in floorplan borrowings.
Working Capital. At March 31, 2015, we had $165.4 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 80% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the three months ended March 31, 2015, we used $71.8 million in net cash flow for investing activities. On an adjusted basis, we used $67.6 million in net cash flow for investing activities. Included in the total cash use for the three months ended March 31, 2015, we used $45.1 million of adjusted cash flows for dealership acquisition activity. We also used $23.2 million during the first three months of 2015 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $8.4 million for capital expenditures, $3.6 million for the purchase of real estate associated with existing dealership operations and an $11.2 million net decrease in the accrual for capital expenditures from year-end.
During the three months ended March 31, 2014, we used $81.1 million for investing activities. On an adjusted basis, we used $52.6 million in net cash flow for investing activities. We used $24.1 million of adjusted cash flows for the acquisition of two dealerships, including the associated real estate, located in California. We also used $27.1 million during the first three months of 2014 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $16.2 million for capital expenditures and $3.0 million for the purchase of real estate associated with existing dealership operations as well as a $7.9 million net change in the accrual for capital expenditures.
Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2015 to be no more than $125 million, which could generally be funded from excess cash.
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
Sources and Uses of Liquidity from Financing Activities
For the three months ended March 31, 2015, we generated $2.0 million in net cash flow from financing activities. On an adjusted basis, we generated $4.2 million in net cash flow from financing activities, primarily related to cash inflows of $54.0 million of net borrowings on our Acquisition Line, $17.6 million from borrowings of long-term debt related to real estate loans, and $3.0 million of net borrowings of other debt. These cash inflows were partially offset by $41.8 million in adjusted net payments on our Floorplan Line (representing the net cash invested in our floorplan offset accounts), $6.5 million for principal payments of long-term debt related to real estate loans, $16.2 million used to repurchase our Company’s common stock, and $4.9 million for dividend payments.
For the three months ended March 31, 2014, we used $42.4 million in net cash outflows from financing activities. On an adjusted basis, we used $7.4 million in net cash flow from financing activities, primarily related to $10.0 million of net principal payments on our Acquisition Line, $12.2 million for principal payments of long-term debt related to real estate loans, $16.9 million used to repurchase our Company’s common stock, $4.6 million of net payments of other debt, and $4.1 million for dividend payments. These cash outflows were partially offset by inflows of $26.8 million in net borrowings under the Floorplan Line and $14.1 million from borrowings of long-term debt related to real estate loans.

Credit Facilities, Debt Instruments and Other Financing Arrangements. Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
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

As of March 31, 2015, after considering outstanding balances, we had $325.9 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $325.9 million available borrowings under the Floorplan Line was $79.8 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.4% as of March 31, 2015, excluding the impact of our interest rate swaps. There were $123.7 million outstanding borrowings under the Acquisition Line as of March 31, 2015. After considering the $45.7 million of outstanding letters of credit at March 31, 2015, and other factors included in our available borrowing base calculation, there was $150.6 million of available borrowing capacity under the Acquisition Line as of March 31, 2015. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.
All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments are limited to the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket calculation, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of March 31, 2015, the Restricted Payment Basket totaled $176.4 million.
As of March 31, 2015, we were in compliance with all our financial covenants, including:

	As of March 31, 2015
	Required	Actual
Senior Secured Adjusted Leverage Ratio	< 3.75	2.18
Total Adjusted Leverage Ratio	< 5.50	3.58
Fixed Charge Coverage Ratio	> 1.35	2.16
Based upon our current five-year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our floorplan financing arrangement ("FMCC Facility") with Ford Motor Credit Company ("FMCC") provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of March 31, 2015, we had an outstanding balance of $117.0 million under the FMCC Facility with an available floorplan borrowing capacity of $183.0 million. Included in the $183.0 million available borrowings under the FMCC Facility was $21.0 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. As of March 31, 2015, the interest rate on the FMCC Facility was 4.75% before considering the applicable incentives.
The following table summarizes the position of our U.S. credit facilities as of March 31, 2015.

	As of March 31, 2015
U.S. Credit Facilities	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,380,000	$1,054,088	$325,912
Acquisition Line (2)	320,000	169,393	150,607
Total Revolving Credit Facility	1,700,000	1,223,481	476,519
FMCC Facility(3)	300,000	116,999	183,001
Total U.S. Credit Facilities (4)	$2,000,000	$1,340,480	$659,520

(1)	The available balance at March 31, 2015 includes $79.8 million of immediately available funds.

(2)
The outstanding balance of $169.4 million is related to outstanding letters of credit of $45.7 million and $123.7 million in borrowings as of March 31, 2015. The available borrowings may be limited from time-to-time, based upon certain debt covenants.

(3)	The available balance at March 31, 2015 includes $21.0 million of immediately available funds.

(4)
The outstanding balance excludes $156.7 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Other Inventory Credit Facilities. We have credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are denominated in pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.15% to 3.95% as of March 31, 2015.
We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our operations in Brazil. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 16.77% to 21.70% as of March 31, 2015.
Other Inventory Financing Arrangements. Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of March 31, 2015, the interest rate charged on borrowings related to our rental vehicle fleet varied up to 4.75%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.
Stock Issuances. No shares of our common stock were issued during the three months ended March 31, 2015 nor March 31, 2014.
Stock Repurchases. From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. Currently, our Board of Directors has authorized us to repurchase up to $100.0 million of our common shares. In the three months ended March 31, 2015, we repurchased 198,168 shares at an average price of $81.62 for an aggregate cost of $16.2 million. In aggregate under this authorization, we have repurchased 204,968 shares, at an average price of $81.68, for a total cost of $16.7 million, leaving $83.3 million of repurchase authorization remaining. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants including our restricted payment basket, outlook for our business, general business conditions and other factors. These stock repurchase amounts exclude 19,615 shares received this year in net settlement of pre-acquisition contingencies related to our 2013 acquisition of UAB Motors.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors including our restricted payment basket. For the three months ended March 31, 2015, we paid dividends of $4.7 million to common shareholders and $0.2 million to unvested restricted stock award holders.
Further, we are limited under the terms of the Revolving Credit Facility and Real Estate Credit Facility in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of March 31, 2015, the Restricted Payment Basket under both facilities was $176.4 million and will increase in the future periods by 50.0% of our future cumulative net income, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases.

5.00% Senior Notes. On June 2, 2014, we issued $350.0 million aggregate principal amount of our 5.00% Senior Notes due 2022. Subsequently, on September 9, 2014, we issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes will mature on June 1, 2022 and pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. Prior to June 1, 2017, we may redeem up to 35.0% of the 5.00% Notes using proceeds of certain equity offerings, subject to certain conditions at a redemption price equal to 105% of principal amount of the 5.00% Notes plus accrued and unpaid interest. In addition, prior to June 1, 2017, we may redeem some or all of the 5.00% Notes at a redemption price equal to 100% of the principal amount of the 5.00% Notes redeemed, plus an applicable make-whole premium, and plus accrued and unpaid interest. On or after June 1, 2017, we may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.00% Notes if we sell certain assets or trigger the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt. The 5.00% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries.
In connection with the issuance of the 5.00% Notes, we entered into registration rights agreements (the “Registration Rights Agreements”) with the initial purchasers. Pursuant to the Registration Rights Agreements, we have agreed to file a registration statement with the Securities and Exchange Commission so that holders of the 5.00% Notes can exchange the 5.00% Notes for registered 5.00% Notes that have substantially identical terms as the 5.00% Notes. We have also agreed to use commercially reasonable efforts to cause the exchange to be completed by June 2, 2015. On November 24, 2014, we filed a registration statement with the SEC for an offer to exchange the 5.00% Notes with a new series of freely tradable notes having substantially identical terms as the 5.00% Notes. The registration statement was not yet declared effective by the SEC as of May 8, 2015. If we fail to complete the exchange by June 2, 2015, we will be required to pay additional interest of 0.25% per annum for the first 90-day period beginning on June 3, 2015, and an additional 0.25% per annum with respect to each subsequent 90-day period up to 1.00%. The additional interest accrues until such time as the exchange is complete.
Underwriters' fees and the discount relative to the $550.0 million issued totaled $10.4 million, which were recorded as a reduction of the 5.00% Notes principal balance and are being amortized over a period of eight years. The 5.00% Notes are presented net of unamortized underwriter fees and discount of $9.6 million as of March 31, 2015. At the time of issuance of the 5.00% Notes, we capitalized $2.4 million of debt issuance costs, which are included in Other Assets on the accompanying Consolidated Balance Sheet and amortized over a period of eight years. Unamortized debt issuance costs as of March 31, 2015 totaled $2.1 million.
Real Estate Credit Facility. Our wholly-owned subsidiary, Group 1 Realty, Inc., is party to a real estate credit facility with Bank of America, N.A. and Comerica Bank (the “Real Estate Credit Facility”). The Real Estate Credit Facility provides the right for up to $99.1 million of term loans, of which $74.1 million had been used as of March 31, 2015. The term loans can be expanded provided that (a) no default or event of default exists under the Real Estate Credit Facility; (b) we obtain commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. The Real Estate Credit Facility is guaranteed by us and substantially all of our existing and future domestic subsidiaries. Each loan is secured by the relevant real property (and improvements related thereto) that is mortgaged under the Real Estate Credit Facility.
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
We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and are required to repay the aggregate principal amount outstanding on the maturity dates, from December 29, 2015 through February 27, 2017. During the three months ended March 31, 2015, we made no additional borrowings and made principal payments on outstanding borrowings of $0.8 million from the Real Estate Credit Facility. As of March 31, 2015, borrowings outstanding under the Real Estate Credit Facility totaled $57.2 million, with $30.9 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.
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
Other Real Estate Related and Long-Term Debt. We have entered into separate term mortgage loans with four of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation, Mercedes-Benz Financial Services USA, LLC, BMW Financial Services NA, LLC and FMCC, as well as several third party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on the relevant real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.00% and 9.00%, and at variable indexed rates plus between 1.50% and 2.55% per annum. As of March 31, 2015, the aggregate outstanding balance under these Real Estate Notes was $289.6 million, with $18.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We also entered into separate term mortgage loans in the U.K. with another third-party financial institution which are secured by our U.K. subsidiary properties. These mortgage loans (collectively, “Foreign Notes”) are being repaid in monthly installments that mature by September 2034. As of March 31, 2015, borrowings under the Foreign Notes totaled $60.4 million, with $4.5 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
In 2014, we entered into working capital loan agreements with third-party financial institutions in Brazil for R$38.0 million. The proceeds were used to partially pay off manufacturer affiliated floorplan borrowings. These loans are to be repaid in full by February 2017. As of March 31, 2015, borrowings under the Foreign Notes totaled $15.0 million, with $8.2 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.

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
The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Three Months Ended March 31,
	2015	2014	% Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$58,167	$133,192	(56.3)
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition related activity	(4,983)	(43,981)
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	(1,500)	(19,530)
Adjusted net cash provided by operating activities	$51,684	$69,681	(25.8)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(71,841)	$(81,085)	(11.4)
Change in cash paid for acquisitions, associated with floorplan notes payable	5,014	28,518
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(756)	—
Adjusted net cash used in investing activities	$(67,583)	$(52,567)	28.6
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	$1,961	$(42,381)	104.6
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	2,225	34,993
Adjusted net cash provided by (used in) financing activities	$4,186	$(7,388)	156.7

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks through a program of management which includes the use of derivative instruments. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2015, and from which we may incur future gains or losses from changes in market interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of March 31, 2015, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $551.4 million and $540.4 million, respectively. At December 31, 2014 our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $534.9 million and $540.1 million, respectively. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $156.6 million and $158.1 million as of March 31, 2015 and December 31, 2014, respectively. The fair value of such fixed interest rate borrowings was $181.1 million and 186.4 million as of March 31, 2015 and December 31, 2014, respectively.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.

We use interest rate swaps to adjust our exposure to interest rate movements when appropriate, based upon market conditions. As of March 31, 2015, we held interest rate swaps with aggregate notional amounts of $563.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.5%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Real Estate Credit Facility borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of March 31, 2015, net unrealized losses, net of income taxes, totaled $22.5 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of March 31, 2015, all of our derivative contracts were determined to be effective. As of March 31, 2015, a 100 basis-point change in the interest rates of our swaps would have resulted in a $5.5 million change to our annual interest expense. In addition to the $563.0 million of swaps in effect as of March 31, 2015, we also held 15 interest rate swaps with forward start dates between August 2015 and January 2018 and expiration dates between December 2017 and December 2020. As of March 31, 2015, the aggregate notional amount of these swaps was $775.0 million with a weighted average interest rate of 2.8%. The combination of these swaps is structured such that the notional value in effect at any given time through August 2021 does not exceed $761.0 million.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions):

	Q1 2015	Q2 2015	Q3 2015	Q4 2015	2016	2017	2018	2019	2020	2021
Notional amount in effect at the end of period	$563	$562	$562	$562	$712	$511	$560	$210	$9	$—
Weighted average interest rate during the period	2.46%	2.46%	2.59%	2.75%	2.75%	2.62%	2.72%	2.61%	2.89%	1.84%
As of March 31, 2015, we had $1,527.3 million of variable-rate borrowings. Based on the aggregate amount of variable-rate borrowings outstanding as of March 31, 2015, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $16.5 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $11.0 million in annual interest expense based on the variable borrowings outstanding as of March 31, 2015. This interest rate sensitivity increased from March 31, 2014 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended March 31, 2015, we recognized $10.8 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 87.3% of our floorplan interest expense for the first quarter of 2013 to 117.7% for the fourth quarter of 2014. In the U.S., manufacturer's interest assistance was 124.1% of floorplan interest expense in the first quarter of 2015. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.
Foreign Currency Exchange Rates. As of March 31, 2015, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% increase in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in a $27.2 million decrease to our revenues for the three months ended March 31, 2015. A 10% increase in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in a $12.3 million decrease to our revenues for the three months ended March 31, 2015.
For additional information about our market sensitive financial instruments please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations," "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to “Item 8. Financial Statements and Supplementary Data” in our 2014 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2015, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors as previously disclosed in “Item 1A. Risk Factors” of our 2014 Form 10-K. Readers should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2014 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2014 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands, excluding commissions)
January 1 - January 31, 2015	—	$—	—	$99,434
February 1 - February 28, 2015	143,242	$83.21	143,242	$87,514
March 1 - March 31, 2015	54,926	$77.47	54,926	$83,259
Total	198,168	$81.62	198,168
(1 In November 2014, the Board of Directors approved a new authorization of $100.0 million which replaced the prior $75.0 million authorization. During the three months ended March 31, 2015, 198,168 shares were repurchased for a total cost of $16.2 million. The shares may be repurchased from time to time in open market or privately negotiated transactions, depending on market conditions, at our discretions, and funded by cash from operations.

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
John C. Rickel
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)
Date: May 8, 2015

EXHIBIT INDEX

Exhibit Number		Description

3.1	—	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893) filed June 24, 1997)
3.2	—	Amended and Restated Bylaws of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
10.1†	—	Group 1 Automotive, Inc. 2015 Short Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 2, 2015)
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith
†	Management contract or compensatory plan or arrangement