Form 10-Q
period 2015-06-30
GROUP 1 AUTOMOTIVE INC
filed 2015-07-30
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes  ☐    No  ☑
As of July 27, 2015, the registrant had 24,115,946 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,225	$40,975
Contracts-in-transit and vehicle receivables, net	233,888	237,448
Accounts and notes receivable, net	144,265	151,330
Inventories, net	1,657,105	1,556,705
Deferred income taxes	12,031	11,062
Prepaid expenses and other current assets	27,851	37,699
Total current assets	2,099,365	2,035,219
PROPERTY AND EQUIPMENT, net	965,363	950,388
GOODWILL	887,200	830,377
INTANGIBLE FRANCHISE RIGHTS	331,811	303,947
OTHER ASSETS	19,235	21,561
Total assets	$4,302,974	$4,141,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility and other	$1,205,729	$1,143,246
Offset account related to floorplan notes payable - credit facility	(22,466)	(39,616)
Floorplan notes payable - manufacturer affiliates	308,710	307,656
Offset account related to floorplan notes payable - manufacturer affiliates	(23,300)	(22,500)
Current maturities of long-term debt	76,442	72,630
Accounts payable	304,361	288,320
Accrued expenses	161,123	172,463
Total current liabilities	2,010,599	1,922,199
LONG-TERM DEBT, net of current maturities	1,041,852	1,008,837
DEFERRED INCOME TAXES	147,818	141,239
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	29,020	25,311
OTHER LIABILITIES	69,534	65,896
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,756 and 25,724 issued, respectively	258	257
Additional paid-in capital	287,045	286,854
Retained earnings	924,473	852,057
Accumulated other comprehensive loss	(103,341)	(81,984)
Treasury stock, at cost; 1,635 and 1,385 shares, respectively	(104,284)	(79,174)
Total stockholders’ equity	1,004,151	978,010
Total liabilities and stockholders’ equity	$4,302,974	$4,141,492

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,534,262	$1,466,064	$2,866,986	$2,734,900
Used vehicle retail sales	682,294	577,250	1,305,487	1,127,147
Used vehicle wholesale sales	101,512	94,971	201,704	184,144
Parts and service sales	303,193	283,207	585,382	552,524
Finance, insurance and other, net	105,219	90,146	199,775	173,786
Total revenues	2,726,480	2,511,638	5,159,334	4,772,501
COST OF SALES:
New vehicle retail sales	1,458,132	1,385,218	2,721,125	2,587,148
Used vehicle retail sales	636,235	531,584	1,213,307	1,038,680
Used vehicle wholesale sales	102,445	93,730	199,958	179,791
Parts and service sales	138,095	131,958	269,487	259,612
Total cost of sales	2,334,907	2,142,490	4,403,877	4,065,231
GROSS PROFIT	391,573	369,148	755,457	707,270
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	280,568	271,970	552,037	529,528
DEPRECIATION AND AMORTIZATION EXPENSE	11,946	10,753	23,630	20,678
ASSET IMPAIRMENTS	1,039	1,721	1,039	1,721
INCOME FROM OPERATIONS	98,020	84,704	178,751	155,343
OTHER EXPENSE:
Floorplan interest expense	(10,015)	(10,329)	(19,362)	(21,242)
Other interest expense, net	(14,228)	(12,567)	(28,139)	(23,080)
Loss on extinguishment of long-term debt	—	(23,614)	—	(23,614)
INCOME BEFORE INCOME TAXES	73,777	38,194	131,250	87,407
PROVISION FOR INCOME TAXES	(27,467)	(21,332)	(49,126)	(39,242)
NET INCOME	$46,310	$16,862	$82,124	$48,165
BASIC EARNINGS PER SHARE	$1.91	$0.70	$3.38	$1.98
Weighted average common shares outstanding	23,312	23,298	23,377	23,318
DILUTED EARNINGS PER SHARE	$1.91	$0.62	$3.38	$1.80
Weighted average common shares outstanding	23,315	26,242	23,380	25,837
CASH DIVIDENDS PER COMMON SHARE	$0.20	$0.17	$0.40	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited, in thousands)
NET INCOME	$46,310	$16,862	$82,124	$48,165
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	9,999	6,395	(20,595)	14,609
Net unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during the period, net of tax (provision) benefit of ($1,082), $2,306, $2,825 and $3,818 respectively	1,804	(3,844)	(4,709)	(6,364)
Reclassification adjustment for loss included in interest expense, net of tax provision of $1,188, $1,058, $2,368 and $2,102 respectively	1,980	1,764	3,947	3,504
Net unrealized gain (loss) on interest rate swaps, net of tax	3,784	(2,080)	(762)	(2,860)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	13,783	4,315	(21,357)	11,749
COMPREHENSIVE INCOME	$60,093	$21,177	$60,767	$59,914

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount					Total
	(Unaudited, in thousands)
BALANCE, December 31, 2014	25,724	$257	$286,854	$852,057	$(81,984)	$(79,174)	$978,010
Net income	—	—	—	82,124	—	—	82,124
Other comprehensive loss, net	—	—	—	—	(21,357)	—	(21,357)
Purchases of treasury stock	—	—	—	—	—	(34,662)	(34,662)
Net issuance of treasury shares to employee stock compensation plans	32	1	(10,672)	—	—	9,552	(1,119)
Stock-based compensation, including tax effect of $1,439	—	—	10,863	—	—	—	10,863
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(9,708)	—	—	(9,708)
BALANCE, June 30, 2015	25,756	$258	$287,045	$924,473	$(103,341)	$(104,284)	$1,004,151

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,124	$48,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,630	20,678
Deferred income taxes	8,100	8,910
Asset impairments	1,039	1,721
Stock-based compensation	9,453	7,886
Amortization of debt discount and issue costs	1,812	7,235
Loss on extinguishment of long-term debt	—	23,614
Gain on disposition of assets	(1,507)	(649)
Tax effect from stock-based compensation	(1,439)	(1,103)
Other	2,278	1,146
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	31,197	30,383
Accounts and notes receivable	1,399	(4,825)
Inventories	(88,738)	24,403
Contracts-in-transit and vehicle receivables	3,243	14,964
Prepaid expenses and other assets	3,427	658
Floorplan notes payable - manufacturer affiliates	4,876	(52,458)
Deferred revenues	(319)	205
Net cash provided by operating activities	80,575	130,933
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(130,783)	(129,276)
Proceeds from disposition of franchises, property and equipment	7,339	9,764
Purchases of property and equipment, including real estate	(48,486)	(68,726)
Other	6,294	(6,125)
Net cash used in investing activities	(165,636)	(194,363)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	3,550,526	3,735,607
Repayments on credit facility - floorplan line and other	(3,466,772)	(3,762,092)
Borrowings on credit facility - acquisition line	346,050	89,963
Repayment on credit facility - acquisition line	(324,222)	(130,000)
Borrowings on real estate credit facility	—	200
Principal payments on real estate credit facility	(1,670)	(1,603)
Net borrowings on 5.00% Senior Unsecured Notes	—	344,750
Debt issue costs	—	(1,221)
Purchase of 3.00% Convertible Notes	—	(210,356)
Borrowings on other debt	25,744	53,038
Principal payments on other debt	(26,942)	(47,167)
Borrowings on debt related to real estate	22,430	32,559
Principal payments on debt related to real estate	(12,689)	(16,236)
Employee stock purchase plan purchases, net of employee tax withholdings	(1,113)	55
Repurchases of common stock, amounts based on settlement date	(33,121)	(16,942)
Tax effect from stock-based compensation	1,439	1,103
Dividends paid	(9,737)	(8,235)
Net cash provided by financing activities	69,923	63,423
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,612)	1,087
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,750)	1,080
CASH AND CASH EQUIVALENTS, beginning of period	40,975	20,215
CASH AND CASH EQUIVALENTS, end of period	$24,225	$21,295
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable	$5,731	$656

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry with business activities in 14 states in the United States of America ("U.S."), 15 towns in the United Kingdom ("U.K.") and three states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the "Company" in these Notes to Consolidated Financial Statements.
The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. As of June 30, 2015, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (40 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, and South Carolina), and (b) the West (76 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). The U.S. regional vice presidents report directly to the Company's Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. In addition, as of June 30, 2015, the Company had two international regions: (a) the U.K. region, which consisted of 17 dealerships in the U.K. and (b) the Brazil region, which consisted of 15 dealerships in Brazil. The operations of the Company's international regions are structured similarly to the U.S. regions, each with a regional vice president reporting directly to the Company's Chief Executive Officer.
The Company's operating results are generally subject to seasonal variations as well as changes in the economic environment. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. For the U.K., the first and third calendar quarters tend to be stronger, driven by plate change months of March and September. For Brazil, the Company expects higher volumes in the third and fourth calendar quarters. The first quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic condition, manufacturer incentive programs, or shifts in governmental taxes or regulations may exaggerate seasonal or cause counter-seasonal fluctuations in the Company's revenues and operating income.
Basis of Presentation
The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying unaudited condensed Consolidated Financial Statements. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for any other interim period or for the entire fiscal year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).
All business acquisitions completed during the periods presented have been accounted for using the purchase method of accounting, and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are subject to change within the purchase price allocation period (generally one year from the respective acquisition date) and are assigned and recorded based on estimates of fair value. All intercompany balances and transactions have been eliminated in consolidation.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Business Segment Information
The Company, through its regions, conducts business in the automotive retailing industry including selling new and used cars and light trucks, arranging related vehicle financing, selling service and insurance contracts, providing automotive maintenance and repair services and selling vehicle parts. The Company's operations are aligned into four geographic regions: the East and West Regions in the U.S., the U.K. Region, and the Brazil Region. The East and West Regions of the U.S. are economically similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments. As a result, the Company aggregates the East and West Regions of the U.S. into one reportable segment. As such, the Company has three reportable segments: the U.S., which includes the activities of the Company's corporate office, the U.K. and Brazil. See Note 14, "Segment Information," for additional details regarding the Company's reportable segments.
Variable Interest Entity
In 2013, the Company entered into arrangements to provide a related-party entity, which owns and operates retail automotive dealerships, a fixed-interest-rate working capital loan and various administrative services for a variable fee, both of which constitute variable interests in the entity. The Company's exposure to loss as a result of its involvement in the entity includes the balance outstanding under the loan arrangement. The Company holds no equity ownership interest in the entity. The Company has determined that the entity meets the criteria of a variable interest entity ("VIE"). The terms of the loan and services agreements provide the Company with the right to control the activities of the VIE that most significantly impact the VIE's economic performance, the obligation to absorb potentially significant losses of the VIE and the right to receive potentially significant benefits from the VIE. Accordingly, the Company qualified as the VIE's primary beneficiary and consolidated the assets and liabilities of the VIE as of June 30, 2015 and December 31, 2014, as well as the results of operations of the VIE beginning on the effective date of the variable interests arrangements to June 30, 2015. The floorplan notes payable liability of the VIE is securitized by the new and used vehicle inventory of the VIE. The carrying amounts and classification of assets (which can only be used to settle the liabilities of the VIE) and liabilities (for which creditors do not have recourse to the general credit of the Company) that are included in the Company's consolidated statements of financial position for the consolidated VIE as of June 30, 2015 and December 31, 2014, are as follows (in thousands):

	June 30, 2015	December 31, 2014
Current assets	$18,777	$19,049
Non-current assets	27,241	31,783
Total assets	$46,018	$50,832
Current liabilities	$17,262	$16,374
Non-current liabilities	17,358	15,955
Total liabilities	$34,620	$32,329
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), that amends the accounting guidance on revenue recognition. The amendments in this ASU are intended to provide a framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the method of adoption and the impact the provisions of the ASU will have on its consolidated financial statements.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2015, the Company acquired two U.S. dealerships, sold one U.S. dealership and terminated one U.S. dealership franchise. The Company also terminated two franchises in Brazil. As a result of these dispositions, a net pretax gain of $0.7 million, including related asset impairments was recognized for the three and six months ended June 30, 2015.
During 2014, the Company acquired seven dealerships and was granted two franchises in the U.S. and also acquired one dealership and opened one dealership for an awarded franchise in Brazil. In addition, the Company acquired three dealerships in the U.K. (collectively, the "2014 Acquisitions"). Aggregate consideration paid for these acquisitions totaled $336.6 million, including associated real estate and new vehicle inventory. The U.S. vehicle inventory associated with the acquisitions was subsequently financed through borrowings under the Company's FMCC Facility and the Floorplan Line, (each as defined in Note 8, “Credit Facilities”) and the Brazil vehicle inventory associated with the acquisitions was subsequently financed through individual manufacturer captive finance companies. The purchase prices for the 2014 Acquisitions have been allocated as set forth below based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The allocation of the purchase prices is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the respective acquisition date). Goodwill associated with the acquisitions was assigned to the U.S., U.K. and Brazil reportable segments in the amounts of $103.6 million, $18.5 million and zero, respectively.

As of Acquisition Date
(In thousands)
Inventory	$132,180
Other current assets	6,601
Property and equipment	78,771
Goodwill and intangible franchise rights	184,896
Deferred tax asset	7,265
Total assets	$409,713
Current liabilities	$59,912
Long-term debt	13,250
Total liabilities	$73,162
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
The Company presents the fair value of all derivatives on its Consolidated Balance Sheets. The Company measures the fair value of its interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of its derivative instruments. In measuring fair value, the Company utilizes the option-pricing Black-Scholes present value technique for all of its derivative instruments. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The fair value estimate of the interest rate derivative instruments also considers the credit risk of the Company for instruments in a liability

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

position or the counterparty for instruments in an asset position. The credit risk is calculated by using the spread between the one-month LIBOR yield curve and the relevant average 10 and 20-year rate according to Standard and Poor’s. The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the hierarchy framework as described by the Fair Value Measurements and Disclosures Topic of the FASB ASC.
The related gains or losses on these interest rate derivatives are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the Company’s accompanying Consolidated Statements of Operations. All of the Company’s interest rate hedges are designated as cash flow hedges. At June 30, 2015, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for either the three or six months ended June 30, 2015 or 2014, respectively.
The Company held interest rate swaps in effect as of June 30, 2015 of $562.5 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.5%. The Company records the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense. For the three and six months ended June 30, 2015, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.8 million and $5.5 million, respectively. For the three and six months ended June 30, 2014, the impact of the Company's interest rate hedges in effect increased floorplan interest expense by $2.5 million and $4.9 million, respectively. Total floorplan interest expense was $10.0 million and $10.3 million for the three months ended June 30, 2015 and 2014, respectively, and $19.4 million and $21.2 million for the six months ended June 30, 2015 and 2014, respectively.
In addition to the $562.5 million of swaps in effect as of June 30, 2015, the Company held 15 additional interest rate swaps with forward start dates between August 2015 and January 2018 and expiration dates between December 2017 and December 2020. The aggregate notional value of these 15 forward-starting swaps was $775.0 million, and the weighted average interest rate was 2.8%. The combination of the interest rate swaps currently in effect and these forward-starting swaps is structured such that the notional value in effect at any given time through August 2021 does not exceed $761.0 million, which is less than the Company's expectation for variable rate debt outstanding during such period.
As of June 30, 2015 and December 31, 2014, the Company reflected liabilities from interest rate risk management activities of $29.9 million and $28.7 million, respectively, in its Consolidated Balance Sheets. Included in Accumulated Other Comprehensive Loss at June 30, 2015 and 2014 were accumulated unrealized losses, net of income taxes, totaling $18.7 million and $16.7 million, respectively, related to these interest rate swaps.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the impact during the current and comparative prior year periods for the Company's derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Loss, Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	2015	2014
	(In thousands)
Interest rate swap contracts	$(4,709)	$(6,364)

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Six Months Ended June 30,
	2015	2014
	(In thousands)
Floorplan interest expense	$(5,470)	$(4,884)
Other interest expense	(845)	(722)
The amount expected to be reclassified out of other comprehensive income (loss) into earnings as additional floorplan interest expense or other interest expense in the next twelve months is $13.1 million.
4. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2014 Long Term Incentive Plan (the "Incentive Plan"), as well as to employees pursuant to its Employee Stock Purchase Plan, as amended (the "Purchase Plan", formerly named the 1998 Employee Stock Purchase Plan).
Long Term Incentive Plan
The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of June 30, 2015, there were 1,492,525 shares available for issuance under the Incentive Plan.
Restricted Stock Awards
Under the Incentive Plan, the Company grants to non-employee directors and certain employees restricted stock awards or, at their election, restricted stock units at no cost to the recipient. Restricted stock awards qualify as participating securities as each award contains non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 5, “Earnings Per Share,” for further details. Restricted stock awards are considered outstanding at the date of grant but are subject to vesting periods upon issuance up to five years. Restricted stock units are considered vested at the time of issuance, however, since they cannot vote, they are not considered outstanding when issued. Restricted stock units settle in shares of common stock upon the termination of the grantees’ employment or directorship. In the event an employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. Compensation expense for restricted stock awards is calculated based on the market price of the Company’s common stock at the date of grant and recognized over the requisite service period. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate.
A summary of the restricted stock awards as of June 30, 2015, along with the changes during the six months then ended, is as follows:

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	911,350	$58.86
Granted	240,323	83.12
Vested	(185,576)	52.62
Forfeited	(23,050)	67.13
Nonvested at June 30, 2015	943,047	$66.08
Employee Stock Purchase Plan
During the three months ended June 30, 2015, our shareholders and the Board of Directors approved an additional 1.0 million shares of common stock for issuance under the Purchase Plan; as a result, the Purchase Plan now authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of June 30, 2015, there were 1,464,962 shares available for issuance under the Purchase Plan, including the 1.0 million of additional shares approved for issuance by the shareholders and Board of Directors that were registered by the Company subsequent to June 30, 2015. During the six months ended June 30, 2015 and 2014, the Company issued 51,748 and 56,826 shares, respectively, of common stock to employees participating in the Purchase Plan.
The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $18.12 and $14.54 during the six months ended June 30, 2015 and 2014, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $4.6 million and $4.2 million for the three months ended June 30, 2015 and 2014, respectively, and $9.5 million and $7.9 million for the six months ended June 30, 2015 and 2014, respectively.
Cash received from Purchase Plan purchases was $3.8 million and $3.2 million for the six months ended June 30, 2015 and 2014, respectively. The tax benefit realized for tax deductions associated with the vesting of restricted shares totaled $1.4 million and $1.1 million and increased additional paid in capital for the six months ended June 30, 2015 and 2014, respectively.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the calculation of EPS for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	23,312	23,298	23,377	23,318
Dilutive effect of contingently convertible notes and warrants	—	2,937	—	2,513
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	3	7	3	6
Weighted average dilutive common shares outstanding	23,315	26,242	23,380	25,837
Basic:
Net Income	$46,310	$16,862	$82,124	$48,165
Less: Earnings allocated to participating securities	1,792	675	3,176	1,923
Earnings available to basic common shares	$44,518	$16,187	$78,948	$46,242
Basic earnings per common share	$1.91	$0.70	$3.38	$1.98
Diluted:
Net Income	$46,310	$16,862	$82,124	$48,165
Less: Earnings allocated to participating securities	1,792	619	3,176	1,773
Earnings available to diluted common shares	$44,518	$16,243	$78,948	$46,392
Diluted earnings per common share	$1.91	$0.62	$3.38	$1.80
For the periods during which the Company's 2.25% Convertible Senior Notes due 2036 ("2.25% Notes") were outstanding, the Company was required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the warrants sold in connection with the 2.25% Notes (“2.25% Warrants”) in its diluted common shares outstanding for the diluted earnings per common share calculation. The average adjusted closing price of the Company's common stock for the six months ended June 30, 2014 was more than the conversion price then in effect at the end of the period. Therefore, the dilutive effect of the 2.25% Notes was included in the computation of diluted EPS for the six month period ended June 30, 2014. The 2.25% Notes and 2.25% Warrants were converted or redeemed and settled, respectively, during the three months ended September 30, 2014.
In addition, for the periods during which the Company's 3.00% Convertible Senior Notes due 2020 ("3.00% Notes") were outstanding, the Company was required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the warrants sold in connection with the 3.00% Notes (“3.00% Warrants”) in its diluted common shares outstanding for the diluted earnings calculation. The average adjusted closing price of the Company's common stock for the six months ended June 30, 2014 was more than the conversion price then in effect at the end of the period. Therefore, the respective dilutive effect of the 3.00% Notes and 3.00% Warrants was included in the computation of diluted EPS for the six months ended June 30, 2014. On June 25, 2014, the Company repurchased $92.5 million of the then outstanding $115.0 million principal. The remaining 3.00% Notes and 3.00% Warrants were repurchased and settled, respectively, during the three months ended September 30, 2014.
6. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The Company's effective income tax rates of 37.2% and 37.4% of pretax income for the three and six months ended June 30, 2015, respectively, differed from the U.S. federal statutory rate of 35.0% due primarily to taxes provided for in U.S. state and foreign jurisdictions in which the Company operates, as well as valuation allowances provided for net operating losses in certain U.S. states and in Brazil.
For the three and six months ended June 30, 2015, the Company's effective tax rate decreased compared to the same periods in 2014 to 37.2% and 37.4% from 55.9% and 44.9%, respectively. These decreases were primarily due to the tax deductible loss recognized in 2014 on the purchase of the majority of the 3.00% Notes that was less than the loss recognized for U.S. GAAP, and additional valuation allowances recorded in respect of net operating losses of certain Brazil subsidiaries incurred in 2014, but not in 2015.
As of June 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits with respect to uncertain tax positions and did not incur any interest and penalties nor did it accrue any interest for the six months ended June 30, 2015.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

When applicable, consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Taxable years 2010 and subsequent remain open for examination by the Company’s major taxing jurisdictions.
7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$80,188	$86,062
Parts and service receivables	35,166	35,034
Finance and insurance receivables	21,113	20,898
Other	11,180	12,977
Total accounts and notes receivable	147,647	154,971
Less allowance for doubtful accounts	3,382	3,641
Accounts and notes receivable, net	$144,265	$151,330
Inventories consisted of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
	(In thousands)
New vehicles	$1,175,623	$1,137,478
Used vehicles	297,309	254,939
Rental vehicles	120,145	103,184
Parts, accessories and other	70,923	67,466
Total inventories	1,664,000	1,563,067
Less lower of cost or market reserves	6,895	6,362
Inventories, net	$1,657,105	$1,556,705
New and used vehicles are valued at the lower of specific cost or market and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost (determined on either a first-in, first-out or an average cost basis) or market.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment consisted of the following:

	Estimated Useful Lives in Years	June 30, 2015	December 31, 2014
	(unaudited)
		(dollars in thousands)
Land	—	$342,806	$328,474
Buildings	30 to 40	485,934	482,496
Leasehold improvements	varies	144,114	134,658
Machinery and equipment	7 to 20	91,120	87,728
Furniture and fixtures	3 to 10	81,081	77,581
Company vehicles	3 to 5	11,233	10,706
Construction in progress	—	32,327	32,115
Total		1,188,615	1,153,758
Less accumulated depreciation		223,252	203,370
Property and equipment, net		$965,363	$950,388
During the six months ended June 30, 2015, the Company incurred $27.1 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities, excluding capital expenditures accrued as of December 31, 2014. In addition, the Company purchased real estate (including land and buildings) during the six months ended June 30, 2015 associated with existing dealership operations totaling $5.9 million. And, in conjunction with the acquisition of dealerships and franchises in the six months ended June 30, 2015, the Company acquired $8.6 million of real estate and other property and equipment.
As of June 30, 2015 and December 31, 2014, the Company determined that certain real estate investments qualified for held-for-sale treatment. As a result, the Company classified the carrying value of the real estate, totaling $6.2 million and $4.0 million, respectively, in prepaid and other current assets in its Consolidated Balance Sheet.
8. CREDIT FACILITIES
In the U.S., the Company has a $1.7 billion revolving syndicated credit arrangement with 24 financial institutions including six manufacturer-affiliated finance companies (“Revolving Credit Facility”). The Company also has a $300.0 million floorplan financing arrangement (“FMCC Facility”) with Ford Motor Credit Company (“FMCC”) for financing of new Ford vehicles in the U.S. and other floorplan financing arrangements with several other automobile manufacturers for financing of a portion of its U.S. rental vehicle inventory. In the U.K., the Company has financing arrangements with BMW Financial Services, Volkswagen Finance and FMCC for financing of its new and used vehicles. In Brazil, the Company has financing arrangements for new, used, and rental vehicles with several financial institutions, most of which are manufacturer affiliated. Within the Company's Consolidated Balance Sheets, Floorplan notes payable - credit facility and other primarily reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts related to the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of rental vehicles in the U.S., as well as the financing of new, used, and rental vehicles in both the U.K. and Brazil. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revolving Credit Facility
The Company's Revolving Credit Facility provides a total borrowing capacity of $1.7 billion and expires on June 20, 2018. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.6 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or British pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $1.95 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the LIBOR plus 125 basis points for new vehicle inventory and the LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points for borrowings in U.S. dollars and LIBOR equivalent plus 150 to 250 basis points on borrowings in euros or British pound sterling, depending on the Company’s total adjusted leverage ratio. The Floorplan Line requires a commitment fee of 0.20% per annum on the unused portion. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line also requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $4.5 million of related unamortized costs as of June 30, 2015, which are included in Prepaid expenses and other current assets and Other Assets on the accompanying Consolidated Balance Sheet and amortized over the term of the facility.
After considering the outstanding balance of $1,181.9 million at June 30, 2015, the Company had $198.1 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $198.1 million available borrowings under the Floorplan Line was $22.5 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.4% as of June 30, 2015 and December 31, 2014, excluding the impact of the Company’s interest rate swaps. With regards to the Acquisition Line, borrowings outstanding as of June 30, 2015 and December 31, 2014 were $90.7 million and $69.7 million, respectively. After considering $45.7 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $183.6 million of available borrowing capacity under the Acquisition Line as of June 30, 2015. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company's U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of June 30, 2015, the Restricted Payment Basket totaled $178.3 million. As of June 30, 2015, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory in the U.S., including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days' notice by either party. As of June 30, 2015, the Company had an outstanding balance of $140.9 million under the FMCC Facility with an available floorplan borrowing capacity of $159.1 million. Included in the $159.1 million available borrowings under the FMCC Facility was $23.3 million of immediately available funds. This

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 4.75% before considering the applicable incentives as of June 30, 2015.
Other Credit Facilities
The Company has credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities ranged from 1.15% to 3.95% as of June 30, 2015.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazil operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of June 30, 2015, the annual interest rates charged on borrowings outstanding under these facilities ranged from 16.77% to 21.08%.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of June 30, 2015, the interest rate charged on borrowings related to the Company’s rental vehicle fleet varied up to 4.75%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time.
9. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consisted of the following:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
5.00% Senior Notes (aggregate principal of $550,000 at June 30, 2015 and December 31, 2014)	$540,666	540,100
Acquisition Line	90,721	69,713
Real Estate Credit Facility	56,333	58,003
Other Real Estate Related and Long-Term Debt	376,670	358,271
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 9.6%	53,904	55,380
	1,118,294	1,081,467
Less current maturities of real estate credit facility and other long-term debt	76,442	72,630
	$1,041,852	$1,008,837
5.00% Senior Notes
On June 2, 2014, the Company issued $350.0 million aggregate principal amount of its 5.00% Senior Notes due 2022("5.00% Notes") . Subsequently, on September 9, 2014, the Company issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes will mature on June 1, 2022 and pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. Using proceeds of certain equity offerings, the Company may redeem up to 35.0% of the 5.00% Notes prior to June 1, 2017, subject to certain conditions, at a redemption price equal to 105% of principal amount of the 5.00% Notes plus accrued and unpaid interest. Otherwise, the Company may redeem some or all of the 5.00% Notes prior to June 1, 2017 at a redemption price equal to 100% of the principal amount of the 5.00% Notes redeemed, plus an applicable premium, and plus accrued and unpaid interest. On or after June 1, 2017, the Company may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. The Company may be required to purchase the 5.00% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of the Company's existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the issuance of the 5.00% Notes, the Company entered into registration rights agreements (the “Registration Rights Agreements”) with the initial purchasers. Pursuant to the Registration Rights Agreements, the Company agreed to file a registration statement with the Securities and Exchange Commission, so that holders of the 5.00% Notes could exchange the 5.00% Notes for registered 5.00% Notes that have substantially identical terms as the 5.00% Notes. The Company also agreed to use commercially reasonable efforts to cause the exchange to be completed by June 2, 2015, or be required to pay additional interest. In June 2015, the Company completed the exchange.
Underwriters' fees and the discount relative to the $550.0 million totaled $10.4 million, which were recorded as a reduction of the 5.00% Notes principal balance and are being amortized over a period of eight years. The 5.00% Notes are presented net of unamortized underwriter fees and discount of $9.3 million as of June 30, 2015. In connection with the issuance of the 5.00% Notes, the Company capitalized $2.6 million of debt issuance costs, which are included in Other Assets on the accompanying Consolidated Balance Sheet and amortized over a period of eight years. Unamortized debt issuance costs as of June 30, 2015 totaled $2.2 million.
Real Estate Credit Facility
Group 1 Realty, Inc., a wholly-owned subsidiary of the Company, is party to a real estate credit facility with Bank of America, N.A. and Comerica Bank (the “Real Estate Credit Facility”) providing the right for term loans to finance real estate purchases. As of June 30, 2015, $25.0 million of term loan borrowings remained available. The term loans can be expanded provided that (a) no default or event of default exists under the Real Estate Credit Facility; (b) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. The Real Estate Credit Facility is guaranteed by the Company and substantially all of the existing and future domestic subsidiaries of the Company and is secured by the real property owned by the Company that is mortgaged under the Real Estate Credit Facility. The Company capitalized $1.1 million of debt issuance costs related to the Real Estate Credit Facility which are included in Prepaid expenses and other current assets and Other Assets on the accompanying Consolidated Balance Sheet that are being amortized over the term of the facility, $0.2 million of which were still unamortized as of June 30, 2015.
The interest rate on the Real Estate Credit Facility is equal to (a) the per annum rate equal to one-month LIBOR plus 2.00% per annum, determined on the first day of each month; or (b) 0.95% per annum in excess of the higher of (i) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (ii) the Federal Funds Rate adjusted daily, plus 0.50% or (iii) the per annum rate equal to the one-month LIBOR plus 1.05% per annum. The Federal Funds Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.
The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and is required to repay the aggregate amount outstanding on the maturity dates of the individual property borrowings, ranging, from December 29, 2015 through February 27, 2017. During the six months ended June 30, 2015, the Company made no additional borrowings and made principal payments of $1.7 million on outstanding borrowings from the Real Estate Credit Facility. As of June 30, 2015, borrowings outstanding under the Real Estate Credit Facility totaled $56.3 million, with $30.9 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.
The Real Estate Credit Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. In addition, the Real Estate Credit Facility requires certain financial covenants that are identical to those contained in the Company’s Revolving Credit Facility. As of June 30, 2015, the Company was in compliance with all applicable covenants and ratios under the Real Estate Credit Facility.
Acquisition Line
See Note 8, "Credit Facilities," for further discussion on the Company's Revolving Credit Facility and Acquisition Line.
Other Real Estate Related and Long-Term Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with four of its manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”) and FMCC, as well as several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.00% and 5.47%, and at variable indexed rates plus a spread between 1.50% and 2.55% per annum. The Company capitalized $1.3 million of related debt issuance costs related to the Real Estate Notes which are included in Prepaid

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expenses and other current assets and Other Assets on the accompanying Consolidated Balance Sheet that are being amortized over the terms of the notes, $0.4 million of which were still unamortized as of June 30, 2015.
The loan agreements with TMCC consist of eight term loans. As of June 30, 2015, $48.9 million was outstanding under the TMCC term loans, with $5.1 million classified as a current maturity of long-term debt. For the six months ended June 30, 2015, the Company made no additional borrowings and made principal payments of $1.0 million. These loans will mature by November 2021 and provide for monthly payments based on a 20-year amortization schedule. These eight loans are cross-collateralized and cross-defaulted with each other and are cross-defaulted with the Revolving Credit Facility.
The loan agreements with MBFS consist of two term loans. As of June 30, 2015, $26.8 million was outstanding under the MBFS term loans, with $1.2 million classified as a current maturity of long-term debt. For the six months ended June 30, 2015, the Company made no additional borrowings and made principal payments of $0.6 million. The agreements provide for monthly payments based on a 20-year amortization schedule and will mature by January 2031. These two loans are cross-collateralized and cross-defaulted with each other and are also cross-defaulted with the Revolving Credit Facility.
The loan agreements with BMWFS consist of 14 term loans. As of June 30, 2015, $63.7 million was outstanding under the BMWFS term loans, with $4.6 million classified as a current maturity of long-term debt. For the six months ended June 30, 2015, the Company made no additional borrowings and made principal payments of $2.2 million. The agreements provide for monthly payments based on a 15-year amortization schedule and will mature by October 2021. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These 14 loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.
The loan agreements with FMCC consist of four term loans. As of June 30, 2015, $34.3 million was outstanding under the FMCC term loans, with $1.5 million classified as a current maturity of long-term debt. For the six months ended June 30, 2015, the Company made no additional borrowings and made principal payments of $0.7 million. The agreements provide for monthly payments based on a 20-year amortization schedule that will mature by December 2024. These four loans are cross-defaulted with the Revolving Credit Facility.
In addition, agreements with third-party financial institutions consist of 18 term loans for an aggregate principal amount of $121.2 million, to finance real estate associated with the Company’s dealerships. The loans are being repaid in monthly installments that will mature by November 2022. As of June 30, 2015, borrowings under these notes totaled $110.2 million, with $6.1 million classified as a current maturity of long-term debt. For the six months ended June 30, 2015, the Company made no additional borrowings and made principal payments of $4.8 million. These 18 loans are cross-defaulted with the Revolving Credit Facility.
The Company has entered into separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are being repaid in monthly installments that will mature by September 2034. As of June 30, 2015, borrowings under the U.K. Notes totaled $63.0 million, with $4.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the six months ended June 30, 2015, the Company made no additional borrowings and made principal payments of $1.5 million.
The Company has also entered into a separate term mortgage loan in Brazil with a third-party financial institution to finance the purchase and construction of dealership properties (the "Brazil Note"). The Brazil Note is secured by the Company’s Brazilian properties as purchased and/or constructed, as well as a guarantee from the Company. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of June 30, 2015, borrowings under the Brazil Note totaled $4.8 million, with $0.5 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
The Company has working capital loan agreements with third-party financial institutions in Brazil for R$48.0 million. These loans will mature by February 2017. As of June 30, 2015, borrowings under the Brazilian third-party loans totaled $15.5 million, with $11.7 million classified as a current maturity of long-term debt. For the six months ended June 30, 2015, the Company made no additional borrowings or principal payments.
Fair Value of Long-Term Debt
The Company's outstanding 5.00% Notes had a fair value of $552.8 million and $534.9 million as of June 30, 2015 and December 31, 2014, respectively. The Company's fixed interest rate borrowings included in other real estate related and long-term debt totaled $152.6 million and $158.1 million as of June 30, 2015 and December 31, 2014, respectively. The fair value of such fixed interest rate borrowings was $176.6 million and $186.4 million as of June 30, 2015 and December 31, 2014, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2015 and December 31, 2014. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
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
The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified debt instruments, interest rate derivative instruments, and investment balances in certain financial institutions as having met such criteria.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities recorded at fair value in the accompanying balance sheets as of June 30, 2015 and December 31, 2014, respectively, were as follows:

	As of June 30, 2015
	Level 1	Level 2	Total
	(In thousands)
Assets:
Investments	$—	$7,450	$7,450
Demand obligations	$—	$112	$112
Total	$—	$7,562	$7,562
Liabilities:
Interest rate derivative financial instruments	$—	$29,871	$29,871
Total	$—	$29,871	$29,871

	As of December 31, 2014
	Level 1	Level 2	Total
	(In thousands)
Assets:
Investments	$—	$12,283	$12,283
Demand obligations	$—	$20,304	$20,304
Total	$—	$32,587	$32,587
Liabilities:
Interest rate derivative financial instruments	$—	$28,653	$28,653
Total	$—	$28,653	$28,653
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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships and continue to be primarily obligated on the lease. In these situations, the Company’s subsidiaries retain primary responsibility for the performance of certain obligations under such leases. To the extent that the Company remains primarily responsible under such leases, a quantification of such lease obligations is included in the Company's disclosure of future minimum lease payments for non-cancelable operating leases in Note 18, Operating Leases of the Company's Annual Report for the year ended December 31, 2014 filed on Form 10-K.
In certain instances, also in connection with dealership dispositions, the Company’s subsidiaries assign to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. The Company’s subsidiaries may retain secondary responsibility for the performance of certain obligations under such leases to the extent that the assignee does not perform, if such performance is required following the assignment of the lease. Additionally, the Company and its subsidiaries may remain subject to the terms of a guaranty made by the Company and its subsidiaries in connection with such leases. In these circumstances, the Company generally has indemnification rights against the assignee in the event of non-performance under these leases, as well as certain defenses. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, potential environmental liabilities are generally known at the time of the sale of the dealership if not previously remediated. The Company does not have any known material environmental commitments or contingencies and presently has no reason to believe that it or its subsidiaries will be called on to so perform. Although not estimated to be material, the Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2014	$257,502	$8,157	$38,288	$303,947
Additions through acquisitions	33,562	—	—	33,562
Disposals	(188)	—	—	(188)
Currency translation	—	97	(5,607)	(5,510)
BALANCE, June 30, 2015	$290,876	$8,254	$32,681	$331,811

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2014	$700,642	$35,138	$94,597	$830,377	(1)
Additions through acquisitions	69,924	—	—	69,924
Purchase price allocation adjustments	(282)	1,729	—	1,447
Disposals	(1,109)	—	—	(1,109)
Currency translation	—	427	(13,854)	(13,427)
Tax adjustments	(12)	—	—	(12)
BALANCE, June 30, 2015	$769,163	$37,294	$80,743	$887,200	(1)
(1) Net of accumulated impairment of $42.4 million.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30, 2015
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2014	$(64,075)	$(17,909)	$(81,984)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(20,595)	(7,534)	(28,129)
Tax effect	—	2,825	2,825
Amounts reclassified from accumulated other comprehensive loss to:
Floorplan interest expense	—	5,470	5,470
Other interest expense	—	845	845
Tax effect	—	(2,368)	(2,368)
Net current period other comprehensive loss	(20,595)	(762)	(21,357)
Balance, June 30, 2015	$(84,670)	$(18,671)	$(103,341)

	Six Months Ended June 30, 2014
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2013	$(37,827)	$(13,850)	$(51,677)
Other comprehensive income (loss) before reclassifications:
Pre-tax	14,609	(10,182)	4,427
Tax effect	—	3,818	3,818
Amounts reclassified from accumulated other comprehensive income to:
Floorplan interest expense	—	4,884	4,884
Other interest expense	—	722	722
Tax effect	—	(2,102)	(2,102)
Net current period other comprehensive (loss) income	14,609	(2,860)	11,749
Balance, June 30, 2014	$(23,218)	$(16,710)	$(39,928)

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. SEGMENT INFORMATION
As of June 30, 2015, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new vehicles, used vehicles, parts and automotive services, finance and insurance products, and collision centers. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segments and therefore the corporate financial results are included within the U.S. reportable segment.
The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by its chief operating decision maker to allocate resources and assess performance. The Company's chief operating decision maker is its Chief Executive Officer.
Reportable segment revenue, income (loss) before income taxes, provision for income taxes and net income (loss) were as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
Total revenues	$2,287,446	$308,167	$130,867	$2,726,480	$4,285,946	$607,708	$265,680	$5,159,334
Income (loss) before income taxes	69,431	4,831	(485)	73,777	122,589	9,951	(1,290)	131,250
Provision for income taxes	(26,288)	(1,010)	(169)	(27,467)	(46,651)	(2,009)	(466)	(49,126)
Net income (loss)	43,143	3,821	(654)	46,310	75,938	7,942	(1,756)	82,124

	Three Months Ended June 30, 2014					Six Months Ended June 30, 2014
	U.S.		U.K.	Brazil	Total	U.S.		U.K.	Brazil	Total
	(In thousands)					(In thousands)
Total revenues	$2,060,596		$251,324	$199,718	$2,511,638	$3,895,222		$499,025	$378,254	$4,772,501
Income (loss) before income taxes	34,466	(1)	5,517	(1,789)	38,194	80,328	(1)	10,134	(3,055)	87,407
Provision for income taxes	(20,235)		(691)	(406)	(21,332)	(37,063)		(1,656)	(523)	(39,242)
Net income (loss)	14,231	(1)	4,826	(2,195)	16,862	43,265	(1)	8,478	(3,578)	48,165
(1) Includes pre-tax loss on extinguishment of long-term debt of $23.6 million.

Reportable segment total assets as of June 30, 2015 and December 31, 2014 were as follows:

	As of June 30, 2015
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,692,960	$366,318	$243,696	$4,302,974

	As of December 31, 2014
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,529,643	$327,644	$284,205	$4,141,492

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes), guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities had they operated on a stand-alone basis.
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,620	$19,605	$—	$24,225
Contracts-in-transit and vehicle receivables, net	—	202,435	31,453	—	233,888
Accounts and notes receivable, net	—	115,817	28,448	—	144,265
Intercompany accounts receivable	—	249,576	—	(249,576)	—
Inventories, net	—	1,438,449	218,656	—	1,657,105
Deferred income taxes	331	11,700	—	—	12,031
Prepaid expenses and other current assets	311	15,356	12,184	—	27,851
Total current assets	642	2,037,953	310,346	(249,576)	2,099,365
PROPERTY AND EQUIPMENT, net	—	849,407	115,956	—	965,363
GOODWILL	—	769,163	118,037	—	887,200
INTANGIBLE FRANCHISE RIGHTS	—	290,876	40,935	—	331,811
INVESTMENT IN SUBSIDIARIES	2,102,908	—	—	(2,102,908)	—
OTHER ASSETS	—	9,120	10,115	—	19,235
Total assets	$2,103,550	$3,956,519	$595,389	$(2,352,484)	$4,302,974

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,204,346	$1,383	$—	$1,205,729
Offset account related to floorplan notes payable - credit facility	—	(22,466)	—	—	(22,466)
Floorplan notes payable — manufacturer affiliates	—	219,148	89,562	—	308,710
Offset account related to floorplan notes payable - manufacturer affiliates	—	(23,300)	—	—	(23,300)
Current maturities of long-term debt	—	59,379	17,063	—	76,442
Accounts payable	—	173,603	130,758	—	304,361
Intercompany accounts payable	364,672	—	249,576	(614,248)	—
Accrued expenses	—	136,583	24,540	—	161,123
Total current liabilities	364,672	1,747,293	512,882	(614,248)	2,010,599
LONG-TERM DEBT, net of current maturities	631,387	340,496	69,969	—	1,041,852
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	29,020	—	—	29,020
DEFERRED INCOME TAXES AND OTHER LIABILITIES	—	204,703	12,649	—	217,352
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,107,491	1,999,679	(111)	(2,102,908)	1,004,151
Intercompany note receivable	—	(364,672)	—	364,672	—
Total stockholders’ equity	1,107,491	1,635,007	(111)	(1,738,236)	1,004,151
Total liabilities and stockholders’ equity	$2,103,550	$3,956,519	$595,389	$(2,352,484)	$4,302,974

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2014

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$25,379	$15,596	$—	$40,975
Contracts-in-transit and vehicle receivables, net	—	218,361	19,087	—	237,448
Accounts and notes receivable, net	—	117,427	33,903	—	151,330
Intercompany accounts receivable	—	276,217	—	(276,217)	—
Inventories, net	—	1,342,022	214,683	—	1,556,705
Deferred income taxes	196	10,866	—	—	11,062
Prepaid expenses and other current assets	590	22,039	15,070	—	37,699
Total current assets	786	2,012,311	298,339	(276,217)	2,035,219
PROPERTY AND EQUIPMENT, net	—	839,063	111,325	—	950,388
GOODWILL	—	700,642	129,735	—	830,377
INTANGIBLE FRANCHISE RIGHTS	—	257,502	46,445	—	303,947
INVESTMENT IN SUBSIDIARIES	1,964,442	—	—	(1,964,442)	—
OTHER ASSETS	—	10,120	11,441	—	21,561
Total assets	$1,965,228	$3,819,638	$597,285	$(2,240,659)	$4,141,492

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,137,743	$5,503	$—	$1,143,246
Offset account related to floorplan notes payable - credit facility	—	(39,616)	—	—	(39,616)
Floorplan notes payable — manufacturer affiliates	—	207,329	100,327	—	307,656
Offset account related to floorplan notes payable - manufacturer affiliates	—	(22,500)	—	—	(22,500)
Current maturities of long-term debt	—	61,185	11,445	—	72,630
Accounts payable	—	176,143	112,177	—	288,320
Intercompany accounts payable	295,421	—	276,217	(571,638)	—
Accrued expenses	—	149,700	22,763	—	172,463
Total current liabilities	295,421	1,669,984	528,432	(571,638)	1,922,199
LONG-TERM DEBT, net of current maturities	609,812	347,202	51,823	—	1,008,837
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	25,311	—	—	25,311
DEFERRED INCOME TAXES AND OTHER LIABILITIES	—	193,077	14,058	—	207,135
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,059,995	1,879,485	2,972	(1,964,442)	978,010
Intercompany note receivable	—	(295,421)	—	295,421	—
Total stockholders’ equity	1,059,995	1,584,064	2,972	(1,669,021)	978,010
Total liabilities and stockholders’ equity	$1,965,228	$3,819,638	$597,285	$(2,240,659)	$4,141,492

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$2,287,447	$439,033	$—	$2,726,480
COST OF SALES:	—	1,945,263	389,644	—	2,334,907
GROSS PROFIT	—	342,184	49,389	—	391,573
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	848	237,716	42,004	—	280,568
DEPRECIATION AND AMORTIZATION EXPENSE	—	10,357	1,589	—	11,946
ASSET IMPAIRMENTS	—	498	541	—	1,039
INCOME FROM OPERATIONS	(848)	93,613	5,255	—	98,020
OTHER EXPENSE:
Floorplan interest expense	—	(8,959)	(1,056)	—	(10,015)
Other interest expense, net	605	(13,073)	(1,760)	—	(14,228)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(243)	71,581	2,439	—	73,777
(PROVISION) BENEFIT FOR INCOME TAXES	92	(26,382)	(1,177)	—	(27,467)
EQUITY IN EARNINGS OF SUBSIDIARIES	46,461	—	—	(46,461)	—
NET INCOME (LOSS)	$46,310	$45,199	$1,262	$(46,461)	$46,310
COMPREHENSIVE INCOME (LOSS)	—	3,784	9,999	—	13,783
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$46,310	$48,983	$11,261	$(46,461)	$60,093

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$4,285,947	$873,387	$—	$5,159,334
COST OF SALES:	—	3,629,275	774,602	—	4,403,877
GROSS PROFIT	—	656,672	98,785	—	755,457
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,079	465,188	84,770	—	552,037
DEPRECIATION AND AMORTIZATION EXPENSE	—	20,475	3,155	—	23,630
ASSET IMPAIRMENTS	—	498	541	—	1,039
INCOME FROM OPERATIONS	(2,079)	170,511	10,319	—	178,751
OTHER EXPENSE:
Floorplan interest expense	—	(17,477)	(1,885)	—	(19,362)
Other interest expense, net	1,197	(25,796)	(3,540)	—	(28,139)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(882)	127,238	4,894	—	131,250
(PROVISION) BENEFIT FOR INCOME TAXES	331	(46,985)	(2,472)	—	(49,126)
EQUITY IN EARNINGS OF SUBSIDIARIES	82,675	—	—	(82,675)	—
NET INCOME (LOSS)	$82,124	$80,253	$2,422	$(82,675)	$82,124
COMPREHENSIVE INCOME (LOSS)	—	(762)	(20,595)	—	(21,357)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$82,124	$79,491	$(18,173)	$(82,675)	$60,767

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2014

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$2,060,596	$451,042	$—	$2,511,638
COST OF SALES:	—	1,743,819	398,671	—	2,142,490
GROSS PROFIT	—	316,777	52,371	—	369,148
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	914	225,521	45,535	—	271,970
DEPRECIATION AND AMORTIZATION EXPENSE	—	9,310	1,443	—	10,753
ASSET IMPAIRMENTS	—	1,721	—	—	1,721
INCOME FROM OPERATIONS	(914)	80,225	5,393	—	84,704
OTHER EXPENSE:
Floorplan interest expense	—	(8,360)	(1,969)	—	(10,329)
Other interest expense, net	564	(11,798)	(1,333)	—	(12,567)
Loss on extinguishment of long-term debt	—	(23,614)	—	—	(23,614)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(350)	36,453	2,091	—	38,194
(PROVISION) BENEFIT FOR INCOME TAXES	132	(20,369)	(1,095)	—	(21,332)
EQUITY IN EARNINGS OF SUBSIDIARIES	17,080	—	—	(17,080)	—
NET INCOME (LOSS)	$16,862	$16,084	$996	$(17,080)	$16,862
COMPREHENSIVE INCOME (LOSS)	—	(2,080)	6,395	—	4,315
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$16,862	$14,004	$7,391	$(17,080)	$21,177

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2014

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$3,895,223	$877,278	$—	$4,772,501
COST OF SALES:	—	3,288,714	776,517	—	4,065,231
GROSS PROFIT	—	606,509	100,761	—	707,270
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,756	440,179	87,593	—	529,528
DEPRECIATION AND AMORTIZATION EXPENSE	—	17,936	2,742	—	20,678
ASSET IMPAIRMENTS	—	1,721	—	—	1,721
INCOME FROM OPERATIONS	(1,756)	146,673	10,426	—	155,343
OTHER EXPENSE:
Floorplan interest expense	—	(16,944)	(4,298)	—	(21,242)
Other interest expense, net	1,129	(22,062)	(2,147)	—	(23,080)
Loss on extinguishment of long-term debt	—	(23,614)	—	—	(23,614)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(627)	84,053	3,981	—	87,407
(PROVISION) BENEFIT FOR INCOME TAXES	235	(37,300)	(2,177)	—	(39,242)
EQUITY IN EARNINGS OF SUBSIDIARIE	48,557	—	—	(48,557)	—
NET INCOME (LOSS)	$48,165	$46,753	$1,804	$(48,557)	$48,165
COMPREHENSIVE INCOME (LOSS)	—	(2,860)	14,609	—	11,749
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$48,165	$43,893	$16,413	$(48,557)	$59,914

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$82,124	$(6,018)	$4,469	$80,575
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(130,783)	—	(130,783)
Proceeds from disposition of franchises, property and equipment	—	6,845	494	7,339
Purchases of property and equipment, including real estate	—	(39,305)	(9,181)	(48,486)
Other	—	6,294	—	6,294
Net cash used in investing activities	—	(156,949)	(8,687)	(165,636)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	3,550,526	—	3,550,526
Repayments on credit facility - floorplan line and other	—	(3,466,772)	—	(3,466,772)
Borrowings on credit facility - acquisition line	346,050	—	—	346,050
Repayment on credit facility - acquisition line	(324,222)	—	—	(324,222)
Principal payments on real estate credit facility	—	(1,670)	—	(1,670)
Borrowings on other debt	—	138	25,606	25,744
Principal payments on other debt	—	(989)	(25,953)	(26,942)
Borrowings on debt related to real estate	—	—	22,430	22,430
Principal payments on debt related to real estate	—	(11,176)	(1,513)	(12,689)
Employee stock purchase plan purchases, net of employee tax withholdings	(1,113)	—	—	(1,113)
Repurchases of common stock, amounts based on settlement date	(33,121)	—	—	(33,121)
Tax effect from stock-based compensation	—	1,439	—	1,439
Dividends paid	(9,737)	—	—	(9,737)
Borrowings (repayments) with subsidiaries	80,027	(54,206)	(25,821)	—
Investment in subsidiaries	(140,008)	124,918	15,090	—
Net cash provided by (used in) financing activities	(82,124)	142,208	9,839	69,923
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(1,612)	(1,612)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(20,759)	4,009	(16,750)
CASH AND CASH EQUIVALENTS, beginning of period	—	25,379	15,596	40,975
CASH AND CASH EQUIVALENTS, end of period	$—	$4,620	$19,605	$24,225

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2014

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$48,165	$99,077	$(16,309)	$130,933
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(129,276)	—	(129,276)
Proceeds from disposition of franchises, property and equipment	—	9,489	275	9,764
Purchases of property and equipment, including real estate	—	(64,039)	(4,687)	(68,726)
Other	—	(6,125)	—	(6,125)
Net cash used in investing activities	—	(189,951)	(4,412)	(194,363)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	3,735,607	—	3,735,607
Repayments on credit facility - floorplan line and other	—	(3,762,092)	—	(3,762,092)
Borrowings on credit facility - acquisition line	89,963	—	—	89,963
Repayment on credit facility - acquisition line	(130,000)	—	—	(130,000)
Borrowings on real estate credit facility	—	200	—	200
Principal payments on real estate credit facility	—	(1,603)	—	(1,603)
Net borrowings on 5.00% Senior Unsecured Notes	344,750	—	—	344,750
Debt issue costs	(1,221)	—	—	(1,221)
Purchase of 3.00% Convertible Notes	(210,356)	—	—	(210,356)
Borrowings on other debt	—	—	53,038	53,038
Principal payments on other debt	—	—	(47,167)	(47,167)
Borrowings on debt related to real estate	—	32,559	—	32,559
Principal payments on debt related to real estate	—	(7,691)	(8,545)	(16,236)
Employee stock purchase plan purchases, net of employee tax withholdings	55	—	—	55
Repurchases of common stock, amounts based on settlement date	(16,942)	—	—	(16,942)
Tax effect from stock-based compensation	—	1,103	—	1,103
Dividends paid	(8,235)	—	—	(8,235)
Borrowings (repayments) with subsidiaries	90,086	(116,191)	26,105	—
Investment in subsidiaries	(206,265)	206,389	(124)	—
Distributions to parent	—	2,118	(2,118)	—
Net cash provided by (used in) financing activities	(48,165)	90,399	21,189	63,423
EFFECT OF EXCHANGE RATE CHANGES ON CASH	494	—	593	1,087
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	494	(475)	1,061	1,080
CASH AND CASH EQUIVALENTS, beginning of period	—	4,306	15,909	20,215
CASH AND CASH EQUIVALENTS, end of period	$494	$3,831	$16,970	$21,295
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
•loss of our key personnel;
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
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are aligned into four geographic regions: the East and West Regions in the United States ("U.S."), the United Kingdom ("U.K.") Region, and the Brazil Region. Our U.S. regional vice presidents report directly to our Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the dealership operations management that report to them. Further, the East and West Regions of the U.S. are economically similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments. As a result, we aggregate the East and West Regions of the U.S. into one reportable segment. The operations of our international regions are structured similarly to the U.S. regions, each with a regional vice president reporting directly to our Chief Executive Officer. As such, our three reportable segments are the U.S., which includes the activities of our corporate office, the U.K. and Brazil.
As of June 30, 2015, we owned and operated 193 franchises, representing 32 brands of automobiles, at 148 dealership locations and 38 collision centers worldwide. We own 149 franchises at 116 dealerships and 28 collision centers in the U.S., 25 franchises at 17 dealerships and six collision centers in the U.K., as well as 19 franchises at 15 dealerships and four collision centers in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, Oklahoma, South Carolina and Texas in the U.S., in 15 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo, Parana and Mato Grosso do Sul in Brazil.
Outlook
During the six months ended June 30, 2015, consumer demand for new and used vehicles in the U.S. improved over the same period in 2014. According to industry experts, the average seasonally adjusted annual rate of sales (“SAAR”) in the U.S. for the six months ended June 30, 2015 was 16.9 million units, compared to 16.1 million units for the six months ended June 30, 2014. We believe that improving overall economic conditions provide opportunities for us to enhance our operating results as we: (a) expand our new and used vehicle unit sales, improve our sales efficiency and capture market share; (b) continue to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; (c) invest capital where necessary to support our anticipated growth, particularly in our parts and service business; and (d) further leverage our revenue and gross profit growth through the continued implementation of cost efficiencies. Through the first six months of 2015, we realized improved vehicle sales growth in most of our oil-dependent markets, despite widespread concern about the impact of lower oil prices. We continue to monitor local market conditions and remain prepared to appropriately respond, if we experience weakening in sales activity.
The U.K. economy represents the fifth largest economy in the world. The U.K. automotive sales market continues to outperform the rest of Europe. Vehicle registrations in the U.K. increased 7.0% in the six months ended June 30, 2015, as compared to the same period a year ago. Sustainable growth is expected for the remainder of 2015 with new vehicle sales continuing to improve.
The Brazilian economy represents the seventh largest economy in the world and recently has been one of the fastest growing. However, the Brazilian economy is facing many challenges. New vehicle registrations in Brazil declined 19.8% during the six months ended June 30, 2015 as compared to the same period a year ago. We expect economic conditions in Brazil to remain challenged in the near term and automobile industry sales to be flat to down for the remainder of 2015. But, we remain optimistic for growth in the longer term.
Our operations have generated, and we believe that our operations will continue to generate, positive operating cash flow. As such, we are focused on maximizing the return that we generate from our invested capital and positioning our balance sheet to take advantage of investment opportunities as they arise. We remain committed to our growth-by-acquisition strategy. We believe that significant opportunities exist to enhance our portfolio with dealerships that meet our stringent investment criteria in the U.S., U.K. and Brazil. During the first six months of 2015, we completed the acquisition of two U.S. dealerships. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders.
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
In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. For the U.K., the first and third calendar quarters tend to be stronger, driven by plate change months of March and September. For Brazil, we expect higher volumes in the third and fourth calendar quarters. The first quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic condition, manufacturer incentive programs and changes in currency exchange rates, may exaggerate seasonal or cause counter-seasonal fluctuations in our reported revenues and operating income. Both the British pound sterling and the Brazilian real weakened versus the U.S. Dollar for the three and six-month periods ended June 30, 2015, as compared to the same periods a year ago.
For the three months ended June 30, 2015, total revenues increased 8.6% from 2014 levels to $2.7 billion, reflecting increases in each of our business activities in the U.S. and the U.K., partially offset by weaker exchange rates and the impact of a slowing economy in Brazil. Total gross profit improved 6.1% to $391.6 million for the second quarter of 2015 over the prior year period, primarily as a result of an 8.0% increase in our U.S. operations, as well as an 14.9% increase in our U.K. results. For the six months ended June 30, 2015, total revenues increased 8.1% from 2014 levels to $5.2 billion and gross profit improved 6.8% over the prior year period to $755.5 million. Selling, General and Administrative expenses ("SG&A") rose 3.2% in the second quarter of 2015, as compared to the prior year period, primarily as a result of increased variable costs correlated with higher vehicle sales volumes. However, continued leverage on our cost structure as a result of the increases in revenue and gross profit drove a 200 basis point improvement in total SG&A as a percentage of gross profit to 71.7% for the second quarter of 2015, as well as a 180 basis point improvement to 73.1% for the first half of 2015. Operating income increased from 2014 levels by 15.7% to $98.0 million for the three months ended June 30, 2015 and by 15.1% to $178.8 million for the six months ended June 30, 2015. Income before income taxes increased 93.2% to $73.8 million for the second quarter of 2015, and increased 50.2% to $131.3 million for the six months ended June 30, 2015. For the three months ended June 30, 2015, we experienced a 174.6% increase in net income to $46.3 million and a 208.1% increase in diluted income per share to $1.91 as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, we experienced a 70.5% increase in net income to $82.1 million and a 87.8% increase in diluted income per share to $3.38 as compared to the six months ended June 30, 2014. In addition to the drivers described above, these increases were the result of a pre-tax loss of $23.6 million incurred in the second quarter of 2014 related to our extinguishment of a portion of our 3.00% Notes (as defined below). For the three and six months ended June 30, 2015, our weighted average dilutive common shares outstanding decreased 11.2% and 9.5% over the prior year periods to 23.3 million and 23.4 million, respectively. The decreases in weighted average dilutive common shares outstanding was primarily the result of the extinguishment of the majority of our 3.00% Notes (as defined below) in the second quarter of 2014. For the six months ended June 30, 2015 and 2014, our adjusted net cash provided by operations was $137.0 million and $87.2 million, respectively.

Key Performance Indicators
Consolidated Statistical Data
The following table highlights certain of the key performance indicators we use to manage our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Unit Sales
Retail Sales
New Vehicle	44,765	42,456	84,004	80,205
Used Vehicle	31,439	26,721	61,422	53,598
Total Retail Sales	76,204	69,177	145,426	133,803
Wholesale Sales	14,627	13,230	28,567	26,014
Total Vehicle Sales	90,831	82,407	173,993	159,817
Gross Margin
New Vehicle Retail Sales	5.0%	5.5%	5.1%	5.4%
Total Used Vehicle Sales	5.8%	7.0%	6.2%	7.1%
Parts and Service Sales	54.5%	53.4%	54.0%	53.0%
Total Gross Margin	14.4%	14.7%	14.6%	14.8%
SG&A(1) as a % of Gross Profit	71.7%	73.7%	73.1%	74.9%
Operating Margin	3.6%	3.4%	3.5%	3.3%
Pretax Margin	2.7%	1.5%	2.5%	1.8%
Finance and Insurance Revenues per Retail Unit Sold	$1,381	$1,303	$1,374	$1,299

(1)	Selling, general and administrative expenses.

The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references may be made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.    Our results are impacted by changes in exchange rates relating to our U.K. and Brazil segments. As exchange rates fluctuate, our results of operations as reported in U.S. dollars fluctuate. For example, if the British pound sterling were to weaken against the U.S. dollar, our U.K. results of operations would translate into less U.S. dollar reported results. The British pound sterling weakened against the U.S. dollar as the average exchange rate during the three and six months ended June 30, 2015 decreased 10.0% and 9.5%, respectively, compared to the same periods in 2014. The Brazilian real weakened against the U.S. dollar as the average exchange rate during the three and six months ended June 30, 2015 declined 38.0% and 29.2% as compared to the same periods in 2014.
Our consolidated revenues from new vehicle retail sales increased 4.7% and 4.8% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. This growth was primarily a result of better industry conditions in both the U.S. and U.K., dealership acquisition activity, and the continued execution of key initiatives by our operating team. The U.S. SAAR rose to an average of 17.1 and 16.9 million units for the three and six months ended June 30, 2015, respectively, as compared to 16.6 and 16.1 million units for the same periods in 2014. In the U.S. and U.K., our new vehicle retail unit sales rose 6.3% and 29.2%, for the three months ended June 30, 2015, respectively, from 2014 levels. For the six months ended June 30, 2015, our U.S. and U.K. new vehicle unit sales increased 5.7% and 24.7% over the same period a year ago. Our new vehicle growth in the U.S. and U.K. was partially offset by weakening economic conditions in Brazil due to decreased consumer confidence and higher interest rates, as well as the negative impact to industry sales from the expiration of the government sponsored auto purchase tax incentive at the end of 2014. Consolidated new vehicle retail gross margin declined 50 basis points to 5.0% for the three months ended June 30, 2015 and 30 basis points to 5.1% for the six months ended June 30, 2015, as compared to the same periods in 2014, primarily reflecting the competitive selling environments in the U.S. and U.K.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our revenues from used vehicle retail sales increased 18.2% and 15.8% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The improving industry conditions in the U.S. and U.K. that has benefited new vehicle sales also supported used vehicle demand. Used vehicle retail gross profit increased for the three and six months ended June 30, 2015, primarily reflecting growth in used vehicle retail unit sales of 17.7% and 14.6%, respectively, as compared to the respective periods in 2014. Partially offsetting these improvements was a decline in used vehicle retail gross profit per retail unit ("PRU") of 14.3% and 9.1% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. Our consolidated used vehicle gross margin declined 120 and 90 basis points for the three and six months ended June 30, 2015, respectively, primarily as a result of a decline in our U.S. segment. The U.S. experienced a 120 and 80 basis point decline in used vehicle gross margin during the second quarter and first half of 2015, respectively as compared to 2014 as a result of competitiveness of the selling environment in the markets in which we operate.
Our parts and service sales increased 7.1% and 5.9% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. This growth was driven by increases in all aspects of our business: warranty, wholesale parts, customer-pay parts and service and collision. Generally, this is due to an increase in the number of the late-model vehicles in operation, dealership acquisition activity, and the execution of key management initiatives. Specifically, during the first six months of 2015, our warranty revenues were bolstered from high volume recall campaigns manufacturers in each of our segments, including BMW, Toyota, Honda, Acura and our U.S. domestic brands. Additionally, as manufacturer paid maintenance programs continue to expand in the U.S., there is an ongoing shift of business from customer pay to warranty. The increase in our collision sales was the result of enhanced operational processes, the addition of technicians to add operating capacity and the expansion of our relationships with insurance providers. Our parts and service gross margin increased 110 and 100 basis points for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.
Our consolidated finance and insurance revenues PRU sold increased $78 and $75 for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, primarily as a result of increased penetration rates and income per contract from most of our major U.S. product offerings.
Our total gross margin decreased 30 basis points to 14.4% for the quarter ended June 30, 2015 and declined 20 basis points to 14.8% for the six months ended June 30, 2015, as compared to the same periods in 2014, as improvements in the parts and service, as well as finance and insurance sectors of our business were offset by new and used retail vehicle results.
Our consolidated SG&A expenses increased in absolute dollars for the three and six months ended June 30, 2015, as compared to the same periods in 2014, primarily as a result of dealership acquisitions, as well as the correlation to vehicle sales volumes. However, our consolidated SG&A expenses as a percentage of gross profit decreased by 200 basis points to 71.7% for the second quarter of 2015 and 180 basis points to 73.1% for the first six months of 2015, as compared to the same periods in 2014, reflecting leverage of our cost structure realized with the improved revenue and gross profit. Driving our consolidated results for the three and six months ended June 30, 2015, our U.S. SG&A expenses as a percentage of gross profit decreased 170 basis points to 70.1% and 71.5%, respectively.
For the three and six months ended June 30, 2015, floorplan interest expense decreased 3.0% and 8.9%, respectively, as compared to the same periods in 2014. This decline was primarily driven by our Brazil segment, as a result of our decision to refinance a portion of our floorplan borrowings and also due to management's focus on inventory management. In 2014, we refinanced a portion of our floorplan borrowings with a working capital line of credit that reduced the overall interest rate that we are charged and redistributed the borrowings and associated interest charges to our other long-term debt and interest expense categories, respectively. Other interest expense, net increased 13.2% and 21.9% for the three and six months ended June 30, 2015, as compared to the same periods in 2014, primarily attributable to interest incurred on our 5.00% Notes offerings. The vast majority of the proceeds from the 5.00% Notes offerings were used to extinguish our 2.25% and our 3.00% Notes (each defined below) during the second and third quarters of 2014. Also, other interest expense increased in our Brazil segment as a result of the shift from floorplan interest expense, as discussed above.
The combination of all of these factors, including $1.0 million of non-cash asset impairments for both the three and six months ended June 30, 2015 resulted in an operating margin of 3.6% and 3.5%, respectively, which reflects a 20 basis-point improvement in both periods as compared to the same periods in 2014.
We address these items further, and other variances between the periods presented, in the “Results of Operations” section below.
Critical Accounting Policies and Accounting Estimates
The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make certain estimates and assumptions.

We disclosed certain critical accounting policies and estimates in our 2014 Form 10-K, and no significant changes have occurred since that time.
Results of Operations
The "Same Store" amounts presented below include the results of dealerships for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. The following table summarizes our combined Same Store results for the three months ended June 30, 2015, as compared to 2014. Same Store results also include the activities of our corporate headquarters.
Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
Revenues
New vehicle retail	$1,410,570	1.2%	$1,393,637	$2,645,460	1.5%	$2,605,751
Used vehicle retail	621,527	11.7%	556,208	1,186,263	9.2%	1,086,609
Used vehicle wholesale	87,884	(3.1)%	90,729	176,190	0.9%	174,671
Parts and service	282,954	5.5%	268,121	547,038	4.5%	523,569
Finance, insurance and other	97,650	11.4%	87,660	185,513	9.7%	169,184
Total revenues	$2,500,585	4.3%	$2,396,355	$4,740,464	4.0%	$4,559,784
Cost of Sales
New vehicle retail	$1,342,305	1.9%	$1,317,248	$2,514,162	2.0%	$2,465,627
Used vehicle retail	579,262	13.2%	511,865	1,102,106	10.2%	1,000,373
Used vehicle wholesale	88,358	(1.4)%	89,608	174,054	2.1%	170,484
Parts and service	129,369	3.7%	124,725	253,144	3.0%	245,734
Total cost of sales	$2,139,294	4.7%	$2,043,446	$4,043,466	4.2%	$3,882,218
Gross profit	$361,291	2.4%	$352,909	$696,998	2.9%	$677,566
SG&A	$259,189	0.7%	$257,297	$509,436	2.0%	$499,465
Depreciation and amortization expenses	$11,089	8.4%	$10,227	$21,907	11.5%	$19,645
Floorplan interest expense	$9,352	(6.3)%	$9,984	$18,237	(11.1)%	$20,518
Gross Margin
New vehicle retail	4.8%		5.5%	5.0%		5.4%
Total used vehicle	5.9%		7.0%	6.3%		7.2%
Parts and service	54.3%		53.5%	53.7%		53.1%
Total gross margin	14.4%		14.7%	14.7%		14.9%
SG&A as a % of gross profit	71.7%		72.9%	73.1%		73.7%
Operating margin	3.6%		3.5%	3.5%		3.4%
Finance and insurance revenues per retail unit sold	$1,376	4.2%	$1,321	$1,371	4.1%	$1,317
The discussion that follows provides explanation for the variances noted above. Each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the three and six months ended June 30, 2015 and 2014.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
Retail Unit Sales
Same Stores
U.S.	34,657	4.5%	33,155	64,336	4.0%	61,869
U.K.	4,025	11.0%	3,626	7,844	6.4%	7,371
Brazil	3,110	(15.7)%	3,688	6,363	(12.6)%	7,281
Total Same Stores	41,792	3.3%	40,469	78,543	2.6%	76,521
Transactions	2,973		1,987	5,461		3,684
Total	44,765	5.4%	42,456	84,004	4.7%	80,205
Retail Sales Revenues
Same Stores
U.S.	$1,186,659	5.2%	$1,128,008	$2,205,332	5.4%	$2,092,306
U.K.	134,107	1.7%	131,804	258,169	(1.6)%	262,406
Brazil	89,804	(32.9)%	133,825	181,959	(27.5)%	251,039
Total Same Stores	1,410,570	1.2%	1,393,637	2,645,460	1.5%	2,605,751
Transactions	123,692		72,427	221,526		129,149
Total	$1,534,262	4.7%	$1,466,064	$2,866,986	4.8%	$2,734,900
Gross Profit
Same Stores
U.S.	$53,742	(8.3)%	$58,636	$102,648	(4.2)%	$107,195
U.K.	8,010	(11.4)%	9,041	16,136	(8.0)%	17,540
Brazil	6,513	(25.2)%	8,712	12,514	(18.7)%	15,389
Total Same Stores	68,265	(10.6)%	76,389	131,298	(6.3)%	140,124
Transactions	7,865		4,457	14,563		7,628
Total	$76,130	(5.8)%	$80,846	$145,861	(1.3)%	$147,752
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,551	(12.3)%	$1,769	$1,595	(8.0)%	$1,733
U.K.	$1,990	(20.2)%	$2,493	$2,057	(13.6)%	$2,380
Brazil	$2,094	(11.3)%	$2,362	$1,967	(7.0)%	$2,114
Total Same Stores	$1,633	(13.5)%	$1,888	$1,672	(8.7)%	$1,831
Transactions	$2,645		$2,243	$2,667		$2,071
Total	$1,701	(10.7)%	$1,904	$1,736	(5.8)%	$1,842
Gross Margin
Same Stores
U.S.	4.5%		5.2%	4.7%		5.1%
U.K.	6.0%		6.9%	6.3%		6.7%
Brazil	7.3%		6.5%	6.9%		6.1%
Total Same Stores	4.8%		5.5%	5.0%		5.4%
Transactions	6.4%		6.2%	6.6%		5.9%
Total	5.0%		5.5%	5.1%		5.4%

Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
Toyota	12,047	4.2%	11,565	22,295	4.6%	21,313
Ford	5,000	9.1%	4,584	9,629	5.3%	9,141
Honda	4,839	10.6%	4,375	9,051	7.7%	8,407
BMW	4,405	(0.9)%	4,443	8,296	(0.8)%	8,359
Nissan	3,672	(6.9)%	3,943	7,305	(3.9)%	7,599
Hyundai	2,638	13.8%	2,319	4,502	6.3%	4,234
Volkswagen	2,592	0.6%	2,576	4,926	(1.3)%	4,992
General Motors	2,318	0.5%	2,306	4,393	0.6%	4,368
Chrysler	2,138	15.1%	1,857	3,897	8.8%	3,583
Mercedes-Benz	1,547	(1.2)%	1,566	2,756	(2.0)%	2,812
Other	596	(36.3)%	935	1,493	(12.8)%	1,713
Total	41,792	3.3%	40,469	78,543	2.6%	76,521

Overall, the U.S. industry new vehicle sales rose in June 2015 to a seasonally adjusted annual selling rate of 17.1 million units and has risen from an average of 16.6 million units for the three months ended June 30, 2014 to 17.1 million units for the three months ended June 30, 2015. Coupled with the focus that we have placed on capturing market share by improving our dealership sales processes, we continued to realize new vehicle retail sales growth during the three months ended June 30, 2015 as compared to the same period in 2014. In total, our new vehicle retail unit sales improved in many of our major brands highlighted by a 4.2% improvement in Toyota, a 10.6% increase in Honda, a 9.1% increase in Ford and a 13.8% increase in Hyundai unit sales, primarily driven by our U.S. operations. In particular, our U.S. Same Store new vehicle retail unit sales grew 4.5% for the three months ended June 30, 2015, led by increases of 6.9% in Honda, 5.3% in Toyota, 2.9% in Ford, 15.1% in Chrysler and 13.8% in Hyundai as compared to the same period in 2014. We also experienced improvements in our Same Store new vehicle unit sales in the U.K. during the second quarter of 2015 driven by increases of 39.0% in Ford and 11.4% in BMW as compared to 2014. These increases were partially offset by a decline of 15.7% in Same Store unit sales experienced in our Brazil segment, primarily due to decreased consumer confidence, as well as the negative impact to industry sales caused by the expiration of the government sponsored auto purchase tax incentive at the end of 2014. For the six months ended June 30, 2015, as compared to the same period in 2014, total Same Store new vehicle retail unit sales improved 2.6%, driven by the increased unit sales of 4.0% in the U.S. and 6.4% in the U.K., partially offset by a 12.6% decrease in our Brazil reportable segment.

Our total Same Store revenues from new vehicle retail sales increased 1.2% for the three months ended June 30, 2015, as compared to the same period in 2014. This increase was driven by the 4.5% increase in new vehicle retail unit sales in our U.S. segment highlighted above, coupled with a 0.6% increase in our U.S. Same Store average retail sales price to $34,240. For the quarter ended June 30, 2015, new vehicle retail truck sales represented 49.7% of total Same Store new vehicle retail units sold as compared to 47.3% for the same period last year. The increase in total Same Store new vehicle retail revenues was also driven by our U.K. reportable segment where Same Store new vehicle revenues increased by 1.7%. This increase was the result of an 11.0% increase in new vehicle retail sales units partially offset by an 8.3% decline in the average new vehicle retail sales price. On a local currency basis, our U.K. Same Store average new vehicle retail sales price improved 0.7%. Partially offsetting these increases was a 32.9% decline in Brazil Same Store new vehicle retail revenues, explained by the reduction in Same Store new vehicle retail unit volume mentioned above. For the six months ending on June 30, 2015, as compared to the same period a year ago, total Same Store new vehicle sales revenues increased by 1.5%, primarily driven by a 5.4% increase in the U.S. Same Store new vehicle revenues. This increase was partially offset by a 1.6% and 27.5% decline in our U.K. and Brazil segments, respectively. The increase in U.S. Same Store new vehicle revenues was primarily driven by a 4.0% Same Store new vehicle unit sales growth, as well as a 1.4% increase in the average new vehicle retail sales price. In the U.K., the decrease in Same Store new vehicle revenues was the result of a change in the currency exchange rate. On a local currency basis, Same Store new vehicle revenues in the U.K. improved 8.1%, due to growth in Same Store new vehicle retail unit sales of 6.4% and a 1.6% increase in the average new vehicle retail sales price in local currency. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.

Our total Same Store new vehicle gross profit decreased 10.6% for the three months ended June 30, 2015, as compared to the same period in 2014. In the U.S., Same Store new vehicle gross profit declined 8.3%, more than explained by a 12.3% decline in gross profit PRU to $1,551. Strong competition among U.S. dealerships for new vehicle sales, particularly car-centric, volume import brands, continued during the second quarter of 2015, caused downward margin pressure. Same Store new vehicle gross profit in the U.K. decreased 11.4% and gross profit PRU declined 20.2% to $1,990. In Brazil, Same Store new vehicle gross profit declined 25.2% and gross profit PRU declined 11.3%. The decrease in gross profit and gross profit PRU in Brazil can be explained by the change in the exchange rate between periods. On a local currency basis, Same Store new vehicle gross profit increased 3.1%, despite a 15.7% decrease in new vehicle retail unit sales as a 22.2% improvement in Same Store gross profit PRU more than offset the decline in units. The improvement in Same Store gross profit PRU for Brazil was largely driven by a 24.5% increase in BMW and a 33.9% increase in Nissan. As a result, our total Same Store new vehicle gross margin for the three months ended June 30, 2015 as compared to the same period in 2014 declined 70 basis points from 5.5% to 4.8%. For the six months ended on June 30, 2015, as compared to the same period a year ago, total Same Store new vehicle gross profit decreased by 6.3%, reflecting decreases of 4.2% in the U.S., 8.0% in the U.K. and 18.7% in Brazil. This resulted in 40 basis point decline in our total Same Store new vehicle gross margin to 5.0% for the six months ended June 30, 2015, as compared to 5.4% in the same period in 2014.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the three months ended June 30, 2015 and 2014 was $12.8 million and $11.5 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 87.3% in the first quarter of 2013 to 127.6% in the second quarter of 2015. In the U.S., manufacturer's interest assistance was 140.5% of floorplan interest expense in the second quarter of 2015.
We increased our new vehicle inventory levels by $38.1 million, or 3.4%, from $1,137.5 million as of December 31, 2014 to $1,175.6 million as of June 30, 2015. We increased our new vehicle inventory levels by $72.3 million, or 6.6%, from $1,103.3 million as of June 30, 2014. This increase was primarily in response to an improved selling environment in both the U.S. and U.K. reportable segments and acquisition of additional dealerships. Our consolidated days' supply of new vehicle inventory was 65 days as of June 30, 2015, which is up from 63 days on December 31, 2014 and down from 72 days as of June 30, 2014.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
Retail Unit Sales
Same Stores
U.S.	25,086	14.2%	21,973	48,443	10.0%	44,034
U.K.	3,104	14.1%	2,720	6,149	12.6%	5,459
Brazil	959	(19.9)%	1,197	2,151	(12.5)%	2,458
Total Same Stores	29,149	12.6%	25,890	56,743	9.2%	51,951
Transactions	2,290		831	4,679		1,647
Total	31,439	17.7%	26,721	61,422	14.6%	53,598
Retail Sales Revenues
Same Stores
U.S.	$527,586	16.1%	$454,384	$997,217	12.4%	$887,125
U.K.	75,449	3.0%	73,260	148,512	2.6%	144,736
Brazil	18,492	(35.3)%	28,564	40,534	(26.0)%	54,748
Total Same Stores	621,527	11.7%	556,208	1,186,263	9.2%	1,086,609
Transactions	60,767		21,042	119,224		40,538
Total	$682,294	18.2%	$577,250	$1,305,487	15.8%	$1,127,147
Gross Profit
Same Stores
U.S.	$37,374	(0.8)%	$37,686	$74,536	0.2%	$74,351
U.K.	4,029	(18.3)%	4,930	7,819	(8.2)%	8,518
Brazil	862	(50.1)%	1,727	1,802	(46.5)%	3,367
Total Same Stores	42,265	(4.7)%	44,343	84,157	(2.4)%	86,236
Transactions	3,794		1,323	8,023		2,231
Total	$46,059	0.9%	$45,666	$92,180	4.2%	$88,467
Gross Profit per Unit Sold
Same Stores
U.S.	$1,490	(13.1)%	$1,715	$1,539	(8.8)%	$1,688
U.K.	$1,298	(28.4)%	$1,813	$1,272	(18.5)%	$1,560
Brazil	$899	(37.7)%	$1,443	$838	(38.8)%	$1,370
Total Same Stores	$1,450	(15.4)%	$1,713	$1,483	(10.7)%	$1,660
Transactions	$1,657		$1,592	$1,715		$1,355
Total	$1,465	(14.3)%	$1,709	$1,501	(9.1)%	$1,651
Gross Margin
Same Stores
U.S.	7.1%		8.3%	7.5%		8.4%
U.K.	5.3%		6.7%	5.3%		5.9%
Brazil	4.7%		6.0%	4.4%		6.1%
Total Same Stores	6.8%		8.0%	7.1%		7.9%
Transactions	6.2%		6.3%	6.7%		5.5%
Total	6.8%		7.9%	7.1%		7.8%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
Wholesale Unit Sales
Same Stores
U.S.	10,472	3.4%	10,123	20,308	3.7%	19,584
U.K.	2,441	11.2%	2,195	4,818	10.6%	4,356
Brazil	404	(12.4)%	461	864	(12.6)%	989
Total Same Stores	13,317	4.2%	12,779	25,990	4.3%	24,929
Transactions	1,310		451	2,577		1,085
Total	14,627	10.6%	13,230	28,567	9.8%	26,014
Wholesale Sales Revenues
Same Stores
U.S.	$65,582	0.4%	$65,332	$130,352	3.9%	$125,494
U.K.	20,062	(6.9)%	21,549	40,864	(0.8)%	41,194
Brazil	2,240	(41.8)%	3,848	4,974	(37.7)%	7,983
Total Same Stores	87,884	(3.1)%	90,729	176,190	0.9%	174,671
Transactions	13,628		4,242	25,514		9,473
Total	$101,512	6.9%	$94,971	$201,704	9.5%	$184,144
Gross Profit
Same Stores
U.S.	$(134)	(112.1)%	$1,108	$1,886	(44.6)%	$3,405
U.K.	(497)	76.9%	(281)	(120)	(170.6)%	170
Brazil	157	(46.6)%	294	370	(39.5)%	612
Total Same Stores	(474)	(142.3)%	1,121	2,136	(49.0)%	4,187
Transactions	(459)		120	(390)		166
Total	$(933)	(175.2)%	$1,241	$1,746	(59.9)%	$4,353
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$(13)	(111.9)%	$109	$93	(46.6)%	$174
U.K.	$(204)	59.4%	$(128)	$(25)	(164.1)%	$39
Brazil	$389	(39.0)%	$638	$428	(30.9)%	$619
Total Same Stores	$(36)	(140.9)%	$88	$82	(51.2)%	$168
Transactions	$(350)		$266	$(151)		$153
Total	$(64)	(168.1)%	$94	$61	(63.5)%	$167
Gross Margin
Same Stores
U.S.	(0.2)%		1.7%	1.4%		2.7%
U.K.	(2.5)%		(1.3)%	(0.3)%		0.4%
Brazil	7.0%		7.6%	7.4%		7.7%
Total Same Stores	(0.5)%		1.2%	1.2%		2.4%
Transactions	(3.4)%		2.8%	(1.5)%		1.8%
Total	(0.9)%		1.3%	0.9%		2.4%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
Used Vehicle Unit Sales
Same Stores
U.S.	35,558	10.8%	32,096	68,751	8.1%	63,618
U.K.	5,545	12.8%	4,915	10,967	11.7%	9,815
Brazil	1,363	(17.8)%	1,658	3,015	(12.5)%	3,447
Total Same Stores	42,466	9.8%	38,669	82,733	7.6%	76,880
Transactions	3,600		1,282	7,256		2,732
Total	46,066	15.3%	39,951	89,989	13.0%	79,612
Sales Revenues
Same Stores
U.S.	$593,168	14.1%	$519,716	$1,127,569	11.4%	$1,012,619
U.K.	95,511	0.7%	94,809	189,376	1.9%	185,930
Brazil	20,732	(36.0)%	32,412	45,508	(27.5)%	62,731
Total Same Stores	709,411	9.7%	646,937	1,362,453	8.0%	1,261,280
Transactions	74,395		25,284	144,738		50,011
Total	$783,806	16.6%	$672,221	$1,507,191	14.9%	$1,311,291
Gross Profit
Same Stores
U.S.	$37,240	(4.0)%	$38,794	$76,422	(1.7)%	$77,756
U.K.	3,532	(24.0)%	4,649	7,699	(11.4)%	8,688
Brazil	1,019	(49.6)%	2,021	2,172	(45.4)%	3,979
Total Same Stores	41,791	(8.1)%	45,464	86,293	(4.6)%	90,423
Transactions	3,335		1,443	7,633		2,397
Total	$45,126	(3.8)%	$46,907	$93,926	1.2%	$92,820
Gross Profit per Unit Sold
Same Stores
U.S.	$1,047	(13.4)%	$1,209	$1,112	(9.0)%	$1,222
U.K.	$637	(32.7)%	$946	$702	(20.7)%	$885
Brazil	$748	(38.6)%	$1,219	$720	(37.6)%	$1,154
Total Same Stores	$984	(16.3)%	$1,176	$1,043	(11.3)%	$1,176
Transactions	$926		$1,126	$1,052		$877
Total	$980	(16.5)%	$1,174	$1,044	(10.5)%	$1,166
Gross Margin
Same Stores
U.S.	6.3%		7.5%	6.8%		7.7%
U.K.	3.7%		4.9%	4.1%		4.7%
Brazil	4.9%		6.2%	4.8%		6.3%
Total Same Stores	5.9%		7.0%	6.3%		7.2%
Transactions	4.5%		5.7%	5.3%		4.8%
Total	5.8%		7.0%	6.2%		7.1%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory.
Our total Same Store used vehicle retail revenues increased 11.7% for the three months ended June 30, 2015, as compared to the same period in 2014, reflecting a 12.6% increase in total Same Store used vehicle retail unit sales, partially offset by a 0.7% decrease in average used vehicle retail selling price to $21,322. Our U.S. and U.K. segments generated growth in Same Store used vehicle retail revenues, led by an increase of $73.2 million, or 16.1%, in the U.S., reflecting a 1.7%, or $352, increase in average used vehicle retail sales price and a 14.2% increase in used vehicle retail unit sales. The increase in U.S. average used vehicle retail sales price was supported by the increase in Certified Pre-Owned ("CPO") volume discussed below. In the U.K., Same Store used vehicle retail revenues increased by $2.2 million, or 3.0%, driven by a 14.1% increase in Same Store used vehicle retail unit sales. This increase in Same Store used vehicle retail unit sales was partially offset by a 9.8% decline in average used vehicle retail sales price, which is primarily explained by the change in currency exchange rates. In Brazil, our Same Store used vehicle retail revenues decreased by 35.3% driven by a 19.9% decrease in used vehicle retail unit sales coupled with a decline in the average used vehicle retail sales price of 19.2%. The decline in Same Store average used vehicle sales price can be explained by the change in the exchange rate. On a local currency basis, Same Store average used vehicle sales price increased by 11.4% for the three months ended June 30, 2015 as compared to the same period last year. For the six months ended June 30, 2015, our total Same Store used vehicle retail revenues improved 9.2%, as a result of a 9.2% increase in used vehicle retail unit sales. Our average used vehicle retail sales price remained relatively flat, as compared to the same period in 2014.
In total, our Same Store used vehicle retail total gross profit for the three months ended June 30, 2015 decreased 4.7%, as compared to the same period in 2014, reflecting declines in all three reportable segments. In the U.S., Same Store used vehicle retail gross profit declined 0.8%, primarily driven by a decrease in the Same Store used vehicle gross profit PRU of $225, or 13.1%. This decline in Same Store used vehicle retail gross profit PRU in the U.S. was primarily a result of the competitiveness of the selling environment in the markets in which we operate, but was partially offset by the 14.2% increase in used vehicle retail unit sales. Similarly, in the U.K., Same Store used vehicle retail gross profit declined 18.3% driven by a decrease of $515, or 28.4%, in Same Store used vehicle gross profit PRU. This decrease in Same Store used vehicle retail gross profit PRU was partially offset by the increase of 14.1% in Same Store used vehicle retail unit sales. In Brazil, the decrease of 50.1% in Same Store used vehicle retail gross profit resulted from a 19.9% decrease in Same Store used vehicle retail unit sales, coupled with a $544, or 37.7%, decline in the Same Store used vehicle retail gross profit PRU, which is primarily explained by the change in currency exchange rates. For the six months ended June 30, 2015, our total Same Store used vehicle retail gross profit declined 2.4% driven by a 10.7% decrease in used vehicle retail gross profit PRU that was partially offset by a 9.2% improvement in used vehicle retail unit sales, as compared to the same period in 2014.
Our U.S. Same Store CPO volume increased 23.2% to 7,412 units sold for the three months ended June 30, 2015, as compared to the same period of 2014. As a percentage of the U.S. Same Store used vehicle retail unit sales, CPO units increased 210 basis points to 29.5% for the second quarter of 2015, as compared to the same period in 2014. CPO units sold represented 29.0% of U.S. Same Store used vehicle retail units sold for the six months ended June 30, 2015, as compared to 27.2% for the same period in 2014.
During the three months ended June 30, 2015, total Same Store wholesale used vehicle revenue decreased 3.1% as compared to the same period in 2014 driven by declines in our U.K. segment of 6.9% and Brazil segment of 41.8%, which were partially offset by a 0.4% increase in our U.S segment. In the U.S., the increase in wholesale used vehicle revenue for the three months ended June 30, 2015 was driven by a 3.4% growth in wholesale used vehicle unit sales, which was partially offset by a 3.0% decline in the Same Store used vehicle wholesale average sales price, as compared to the same period last year. In the U.K., for the quarter ended June 30, 2015, the decline in Same Store wholesale used vehicle revenue was the result of a change in exchange rates. On a local currency basis, the Same Store wholesale used vehicle revenue for the U.K. increased 2.4%. Wholesale used vehicle unit sales in the U.K. increased 11.2%, as compared to the same period in 2014, primarily as a result of management's focus on maintaining proper used vehicle inventory levels. This increase in wholesale vehicle unit sales in the U.K. was partially offset by a decline in the average wholesale used vehicle sales price of 7.9% on a local currency basis, for the three months ended June 30, 2015 as compared to the same period last year. In Brazil, Same Store used vehicle wholesale revenue declined as a result of a decrease in Same Store used vehicle wholesale average sales price of 33.6%, coupled with a decline of 12.4% in Same Store wholesale used vehicle unit sales.
Our total Same Store used vehicle wholesale gross profit declined 142.3% driven by a 140.9%, or $124, decrease in our Same Store used vehicle wholesale gross profit PRU, partially offset by a 4.2% increase in our Same Store used vehicle wholesale unit sales for the quarter ended June 30, 2015 as compared to the same period in 2014. The decrease in the Same Store wholesale used vehicle gross profit was driven by declines in all three reportable segments. The decline in the U.S. for the three months ended June 30, 2015 was driven by 111.9% decrease in Same Store wholesale gross profit PRU, which was partially offset by the 3.4% improvement in the wholesale used vehicle unit sales as compared to the same period in 2014. In the U.K., the decline in the Same Store gross profit was driven by a decrease of 59.4% in the used vehicle wholesale gross profit PRU from a loss of $128 for the second quarter of 2014 to a loss of $204 for the second quarter of 2015. This was partially offset by an 11.2% increase in the U.K. wholesale used vehicle unit sales. In Brazil, the decrease was driven by a decline in Same Store used vehicle wholesale gross profit PRU of 39.0%, coupled with a 12.4% decline in wholesale used vehicle unit sales.

For the six months ended June 30, 2015, total Same Store wholesale used vehicle revenue increased 0.9%, driven by an 4.3% increase in total wholesale used vehicle unit sales that was partially offset by a 3.2% decrease in the average wholesale used vehicle selling price, as compared to the same period in 2014. Total Same Store wholesale used vehicle gross profit declined 49.0%, driven by 51.2% decrease in the Same Store wholesale used vehicle gross profit PRU, which was partially offset by the improvement in Same Store wholesale used vehicle unit sales.
As of June 30, 2015, we increased our used vehicle inventory levels by $42.4 million, or 16.6%, from December 31, 2014 and by $30.2 million, or 11.3%, from June 30, 2014 to $297.3 million, primarily in response to continued improvement in the used vehicle selling environment in the U.S. and U.K. Our consolidated days' supply of used vehicle inventory was 33 days at June 30, 2015, as compared to 33 days at December 31, 2014 and 35 days at June 30, 2014.

Parts and Service Data
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
Parts and Services Revenue
Same Stores
U.S.	$249,437	8.0%	$230,988	$479,800	6.8%	$449,341
U.K.	19,723	(2.4)%	20,206	39,904	(4.0)%	41,566
Brazil	13,794	(18.5)%	16,927	27,334	(16.3)%	32,662
Total Same Stores	282,954	5.5%	268,121	547,038	4.5%	523,569
Transactions	20,239		15,086	38,344		28,955
Total	$303,193	7.1%	$283,207	$585,382	5.9%	$552,524
Gross Profit
Same Stores
U.S.	$136,362	9.3%	$124,758	$259,483	7.9%	$240,464
U.K.	11,359	0.2%	11,331	22,582	(1.4)%	22,904
Brazil	5,864	(19.7)%	7,307	11,829	(18.2)%	14,467
Total Same Stores	153,585	7.1%	143,396	293,894	5.8%	277,835
Transactions	11,513		7,853	22,001		15,077
Total	$165,098	9.2%	$151,249	$315,895	7.8%	$292,912
Gross Margin
Same Stores
U.S.	54.7%		54.0%	54.1%		53.5%
U.K.	57.6%		56.1%	56.6%		55.1%
Brazil	42.5%		43.2%	43.3%		44.3%
Total Same Stores	54.3%		53.5%	53.7%		53.1%
Transactions	56.9%		52.1%	57.4%		52.1%
Total	54.5%		53.4%	54.0%		53.0%
Our total Same Store parts and service revenues increased 5.5% to $283.0 million for the three months ended June 30, 2015, as compared to the same period in 2014, primarily driven by growth in our U.S. segment. For the three months ended June 30, 2015, our U.S. Same Store parts and service revenue increased 8.0%, or $18.4 million, reflecting a 18.7% increase in collision revenue, a 9.5% increase in warranty revenues, a 6.7% increase in wholesale parts revenues, and a 4.7% increase in customer-pay parts and service revenue, when compared to the same period in 2014. The increase in warranty revenue was primarily driven by high volume recall campaigns from Toyota, Honda, BMW, and Chrysler that occurred during the second quarter of 2015. In addition, as manufacturer-paid maintenance programs expand in the U.S., a shift of business from our customer-pay to our warranty segment continues. The increase in collision revenue was primarily attributable to strategic initiatives that continue to enhance our operational processes, the addition of technicians to add operating capacity and the expansion of partnerships with insurance companies relating to direct repair programs. The U.S. growth in customer-pay parts and service revenue was supported by the progress we are making in adding service technicians. Since June 2014, we have added over one hundred service technicians.

Our U.K. Same Store parts and service revenues decreased 2.4%, or $0.5 million, for the three months ended June 30, 2015, as compared to the same period in 2014. This decline can be explained by the exchange rate, as Same Store parts and service revenues increased 7.2% on a local currency basis. This increase in U.K. Same Store parts and service revenues on a local currency basis was driven primarily by an increase in our warranty revenues of 28.9% for the three months ended June 30, 2015, as compared to the same period a year ago, primarily due to increased high volume recalls from BMW that occurred during the second quarter of 2015.
Our Same Store parts and service revenues in Brazil decreased 18.5%, or $3.1 million, for the three months ended June 30, 2015, compared to the same period 2014. This decline can be explained by the exchange rate, as Brazil Same Store parts and service revenues increased 12.5% on a local currency basis in 2015 compared to the same period last year. We experienced a 90.5% increase in warranty revenues, which was partially offset by declines of 12.4% in wholesales parts. The increase in warranty revenue was primarily driven by increased high volume recall campaigns from BMW, Peugeot and Land Rover that occurred during the second quarter of 2015.
Our total Same Store parts and service gross profit for the three months ended June 30, 2015 increased 7.1%, as compared to the same period in 2014. For the three months ended June 30, 2015, our total Same Store parts and service gross margins improved 80 basis points, as compared to the same period in 2014. The increase in gross margin was primarily due to improved profitability in our customer pay parts and service and collision businesses in the U.S., as well as improved profitability in our warranty business in all reportable segments. The improvement in total Same Store parts and service gross profit was also supported by growth in internal work between the parts and service departments of our dealerships and the new and used vehicle departments, as a result of improved new and used retail vehicles sales volumes.
Our total Same Store parts and service revenue improved 4.5% for the six months ended June 30, 2015, as compared to the same period in 2014, primarily reflecting a 6.8% increase in our U.S. segment. The growth in the U.S. was driven by 11.5% improvement in our warranty business, 15.9% in our collision business, 5.4% in our wholesale business and 2.6% in customer pay business. For the six months ended June 30, 2015, our total Same Store gross profit increased 5.8%, primarily driven by a 7.9% increase in the U.S., coupled with an 8.0% improvement in the Same Store gross profit in the U.K. on a local currency basis. Total Same Store gross margin, for the six months ended June 30, 2015, improved 60 basis points to 53.7%, as compared to the same period in 2014, reflecting improvements in the U.S. and U.K. of 60 and 150 basis points, respectively.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
Retail New and Used Unit Sales
Same Stores
U.S.	59,743	8.4%	55,128	112,779	6.5%	105,903
U.K.	7,129	12.3%	6,346	13,993	9.1%	12,830
Brazil	4,069	(16.7)%	4,885	8,514	(12.6)%	9,739
Total Same Stores	70,941	6.9%	66,359	135,286	5.3%	128,472
Transactions	5,263		2,818	10,140		5,331
Total	76,204	10.2%	69,177	145,426	8.7%	133,803
Retail Finance Fees
Same Stores
U.S.	$29,149	12.0%	$26,027	$55,017	9.7%	$50,161
U.K.	2,971	9.5%	2,713	5,840	7.3%	5,444
Brazil	414	(29.6)%	588	967	(9.5)%	1,068
Total Same Stores	32,534	10.9%	29,328	61,824	9.1%	56,673
Transactions	3,244		1,279	5,760		2,362
Total	$35,778	16.9%	$30,607	$67,584	14.5%	$59,035
Vehicle Service Contract Fees
Same Stores
U.S.	$35,491	11.9%	$31,707	$68,092	8.9%	$62,522
U.K.	134	152.8%	53	322	97.5%	163
Brazil	—	—%	—	—	—%	—
Total Same Stores	35,625	12.2%	31,760	68,414	9.1%	62,685
Transactions	1,952		305	3,909		616
Total	$37,577	17.2%	$32,065	$72,323	14.3%	$63,301
Insurance and Other
Same Stores
U.S.	$26,464	15.9%	$22,833	$49,072	14.6%	$42,814
U.K.	1,829	5.5%	1,734	3,592	2.3%	3,511
Brazil	1,198	(40.2)%	2,005	2,611	(25.4)%	3,501
Total Same Stores	29,491	11.0%	26,572	55,275	10.9%	49,826
Transactions	2,373		902	4,593		1,624
Total	$31,864	16.0%	$27,474	$59,868	16.4%	$51,450
Total Finance and Insurance Revenues
Same Stores
U.S.	$91,104	13.1%	$80,567	$172,181	10.7%	$155,497
U.K.	4,934	9.6%	4,500	9,754	7.0%	9,118
Brazil	1,612	(37.8)%	2,593	3,578	(21.7)%	4,569
Total Same Stores	97,650	11.4%	87,660	185,513	9.7%	169,184
Transactions	7,569		2,486	14,262		4,602
Total	$105,219	16.7%	$90,146	$199,775	15.0%	$173,786
Finance and Insurance Revenues per Retail Unit Sold
Same Stores
U.S.	$1,525	4.4%	$1,461	$1,527	4.0%	$1,468
U.K.	$692	(2.4)%	$709	$697	(2.0)%	$711
Brazil	$396	(25.4)%	$531	$420	(10.4)%	$469
Total Same Stores	$1,376	4.2%	$1,321	$1,371	4.1%	$1,317
Transactions	$1,438		$882	$1,407		$863
Total	$1,381	6.0%	$1,303	$1,374	5.8%	$1,299

Our efforts to improve our finance and insurance business processes, coupled with improved retail vehicle sales volumes, continued to generate growth in our finance and insurance revenues. Our total Same Store finance and insurance revenues increased 11.4%, to $97.7 million, for the three months ended June 30, 2015, as compared to the same period in 2014. This improvement was primarily driven by growth in our U.S. Same Store revenues of $10.5 million, or 13.1%, due to the 8.4% increase in new and used vehicle retail unit sales volume, coupled with increases in penetration rates and income per contract from most of our major product offerings. These increases more than offset an increase in our U.S. chargeback expense. We generated a 9.6% increase in our U.K. Same Store finance and insurance revenues for the three months ended June 30, 2015, reflecting a 12.3% increase in new and used vehicle retail unit sales volume, improved income per contract from vehicle service contract offerings, and improved penetration rates in many of our U.K. product offerings. Our Brazil Same Store finance and insurance revenue declined 37.8% for the three months ended June 30, 2015, as a result of a decrease in retail unit sales of 16.7% coupled with a decrease of 25.4% in finance and insurance revenues per retail unit sold. On a local currency basis, Brazil Same Store finance and insurance revenue PRU increased 2.9%. Our total Same Store finance and insurance revenues PRU improved 4.2% to $1,376, as compared to the same period in 2014, more than explained by improvements in the U.S. of 4.4%.

Our total Same Store finance and insurance revenues improved 9.7% for the six months ended June 30, 2015, as compared to the same period in 2014, primarily reflecting a 6.5% increase in our U.S. new and used retail sales volumes, coupled with an increase in our U.S. income per contract and improvements in penetration rates of most of our major U.S. product offerings. Our Same Store finance and insurance revenues in the U.K. increased 7.0% as a result of the 9.1% increase in new and used vehicle retail unit sales volume, improved income per contract from our vehicle service contract offerings, and improved penetration rates in many of our U.K. product offerings. For the six months ended June 30, 2015, our total Same Store revenues PRU increased 4.1% to $1,371, as compared to the same period in 2014, more than explained by improvements in the U.S. of 4.0%.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
Personnel
Same Stores
U.S.	$143,145	8.2%	$132,315	$280,315	7.9%	$259,707
U.K.	13,038	(2.0)%	13,298	26,046	(2.2)%	26,639
Brazil	7,100	(30.2)%	10,173	14,291	(24.5)%	18,916
Total Same Stores	163,283	4.8%	155,786	320,652	5.0%	305,262
Transactions	13,836		7,691	26,569		15,300
Total	$177,119	8.3%	$163,477	$347,221	8.3%	$320,562
Advertising
Same Stores
U.S.	$16,381	(8.0)%	$17,796	$31,451	(1.4)%	$31,895
U.K.	870	(4.4)%	910	1,753	(15.9)%	2,085
Brazil	469	(19.6)%	583	744	(31.3)%	1,083
Total Same Stores	17,720	(8.1)%	19,289	33,948	(3.2)%	35,063
Transactions	1,653		595	2,675		1,240
Total	$19,373	(2.6)%	$19,884	$36,623	0.9%	$36,303
Rent and Facility Costs
Same Stores
U.S.	$19,219	(6.9)%	$20,646	$38,545	(6.6)%	$41,267
U.K.	1,998	(5.2)%	2,107	4,193	(0.8)%	4,228
Brazil	2,960	(16.7)%	3,552	6,017	(13.0)%	6,913
Total Same Stores	24,177	(8.1)%	26,305	48,755	(7.0)%	52,408
Transactions	2,047		2,766	4,127		5,690
Total	$26,224	(9.8)%	$29,071	$52,882	(9.0)%	$58,098
Other SG&A
Same Stores
U.S.	$45,186	1.1%	$44,676	$88,293	2.7%	$85,934
U.K.	5,783	(3.6)%	6,000	11,322	(4.3)%	11,835
Brazil	3,040	(42.0)%	5,241	6,466	(27.9)%	8,963
Total Same Stores	54,009	(3.4)%	55,917	106,081	(0.6)%	106,732
Transactions	3,843		3,621	9,230		7,833
Total	$57,852	(2.8)%	$59,538	$115,311	0.7%	$114,565

Total SG&A
Same Stores
U.S.	$223,931	3.9%	$215,433	$438,604	4.7%	$418,803
U.K.	21,689	(2.8)%	22,315	43,314	(3.3)%	44,787
Brazil	13,569	(30.6)%	19,549	27,518	(23.3)%	35,875
Total Same Stores	259,189	0.7%	257,297	509,436	2.0%	499,465
Transactions	21,379		14,673	42,601		30,063
Total	$280,568	3.2%	$271,970	$552,037	4.3%	$529,528
Total Gross Profit
Same Stores
U.S.	$318,448	5.2%	$302,755	$610,734	5.1%	$580,912
U.K.	27,835	(5.7)%	29,521	56,171	(3.6)%	58,250
Brazil	15,008	(27.3)%	20,633	30,093	(21.6)%	38,404
Total Same Stores	361,291	2.4%	352,909	696,998	2.9%	677,566
Transactions	30,282		16,239	58,459		29,704
Total	$391,573	6.1%	$369,148	$755,457	6.8%	$707,270
SG&A as a % of Gross Profit
Same Stores
U.S.	70.3%		71.2%	71.8%		72.1%
U.K.	77.9%		75.6%	77.1%		76.9%
Brazil	90.4%		94.7%	91.4%		93.4%
Total Same Stores	71.7%		72.9%	73.1%		73.7%
Transactions	70.6%		90.4%	72.9%		101.2%
Total	71.7%		73.7%	73.1%		74.9%

Employees	12,500		12,000	12,500		12,000

Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel and all of our advertising expenses are variable and can be adjusted in response to changing business conditions. We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers in order to more effectively rationalize our cost structure.
Our total Same Store SG&A increased $1.9 million, or 0.7%, for the three months ended June 30, 2015, as compared to the same period in 2014, primarily the result of a 3.9% increase in U.S. Same Store SG&A that was partially offset by a 2.8% and 30.6% decline in our U.K. and Brazil reportable segments, respectively. For the six months ended on June 30, 2015, total Same Store SG&A increased $10.0 million, or 2.0%, driven by a 4.7% increase in U.S. Same Store SG&A that was partially offset by a 3.3% and 23.3% decline in our U.K. and Brazil reportable segments, respectively. We are continuing to make improvements to our cost structure in Brazil. The decline in total Same Store SG&A in the U.K. can be explained by the change in exchange rates between periods, as total Same Store SG&A in the U.K. increased 6.8% and 6.0% on a local currency basis for the three and six months ended June 30, 2015, respectively.
Our total Same Store personnel costs increased by 4.8% for the three months ended June 30, 2015, as compared to the same period in 2014, primarily as a result of an 8.2% increase in the U.S. that is explained by the general correlation of variable costs, including salesperson commission payments, and vehicle sales. This increase was partially offset by a 2.0% and 30.2% decline in personnel costs in the U.K. and Brazil, respectively. The decline in Same Store personnel costs in the U.K. can be explained by the change in exchange rate between periods as Same Store personnel costs in the U.K. increased 7.8% on a local currency basis as compared to last year. This increase on a local currency basis is also primarily as a result of increased variable costs correlated with higher vehicle sales volumes. The decline in Same Store personnel costs in Brazil relates to a 24.9% reduction in employee headcount and lower sales volumes. For the six months ended June 30, 2014, as compared to the same period in 2014, our total Same Store personnel costs increased $15.4 million, or 5.0%, driven by a 7.9% increase in the U.S. and partially offset by declines of 2.2% and 24.5% in our U.K. and Brazil reportable segments, respectively.
For the three months ended June 30, 2015, our consolidated Same Store advertising costs declined 8.1%, to $17.7 million, primarily driven by decreases in all of our segments. U.S. Same Store advertising costs decreased 8.0%, primarily as a result of several strategic initiatives designed to be more effective with our advertising expenditures and to control costs. The declines in our U.K. and Brazil segments can be explained by the change in exchange rates between periods as, on a local currency basis, Same Store advertising costs increased 5.1% and 10.9%, respectively as compared to the same period last year. For the six months ended June 30, 2015 as compared to the same period in 2014, our consolidated Same Store advertising costs declined 3.2%, to $33.9 million, driven by declines in each of our segments, which is also explained by improved cost management in the U.S. and the effect of the change in the exchange rates.
Our consolidated Same Store rent and facility costs decreased 8.1% to $24.2 million for the three months ended June 30, 2015, as compared to the same period a year ago, primarily driven by declines of 6.9%, 5.2%, and 16.7% in our U.S., U.K., and Brazil reportable segments, respectively. The decline in the U.S. was predominately due to a decline in rent expense as we continue to strategically add dealership related real estate to our investment portfolio. The declines in Same Store rent and facility costs in the U.K. and Brazil reportable segments can be explained by the change in exchange rate as Same Store rent and facility costs increased 4.2% and 14.9% on a local currency basis, respectively. For the six months ended June 30, 2015, as compared to the same period in 2014, our consolidated Same Store rent and facility costs declined 7.0% driven by a 6.6% decrease in our U.S. segment due to declines in rent expense and a 13.0% decrease in our Brazil segment driven by the change in the exchange rate.
Our total Same Store other SG&A declined 3.4% to $54.0 million as compared to the same period in 2014 primarily driven by a 42.0% decrease in our Brazil segment as a result of decreases in other variable costs associated with lower retail vehicle sales volume, coupled with the effect of the change of the exchange rate between periods. The U.K. decreased 3.6% which is explained by the change in the exchange rate. On a local currency basis, U.K. Same Store other SG&A increased 6.0%. This increase in the U.K. and the 1.1% increase in the U.S. were primarily driven by increases in other variable costs associated with higher retail sales volumes. Additionally, in the U.S., Same Store other SG&A included a $1.0 million charge related to vehicle inventory losses from flooding in Houston, Texas, a legal settlement of $1.0 million and a $0.4 million loss related to real estate and dealership transactions for the three months ended June 30, 2015. On a comparable basis, U.S. Same Store other SG&A for the three months ended June 30, 2014 included a $1.7 million charge for a catastrophic event and $0.4 million of expense related to a legal settlement. Further, total Same Store other SG&A included $0.4 million in charges related to a foreign transaction tax in Brazil. For the six months ended June 30, 2015, as compared to 2014, our total Same Store other SG&A costs remained relatively flat.
Ongoing cost control efforts and the leverage on our cost structure that higher revenues and gross profit provide resulted in a 120 basis point improvement in our total Same Store SG&A as a percentage of gross profit for the three months ended June 30, 2015, as compared to 2014, to 71.7%. For the six months ended June 30, 2015, as compared to the same period in 2014, our total Same Store SG&A as a percentage of gross profit declined 60 basis points to 73.1%.

Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
Same Stores
U.S.	$9,818	10.3%	$8,898	$19,349	13.3%	$17,081
U.K.	760	(10.5)%	849	1,519	(5.3)%	1,604
Brazil	511	6.5%	480	1,039	8.2%	960
Total Same Stores	11,089	8.4%	10,227	21,907	11.5%	19,645
Transactions	857		526	1,723		1,033
Total	$11,946	11.1%	$10,753	$23,630	14.3%	$20,678

Our total Same Store depreciation and amortization expense increased 8.4% and 11.5% respectively, for the three months and six months ended June 30, 2015, as compared to the same periods in 2014, as we continue to strategically add dealership-related real estate to our portfolio and make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.

Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
Same Stores
U.S.	$8,518	5.9%	$8,043	$16,657	2.5%	$16,249
U.K.	356	6.0%	336	688	(10.5)%	769
Brazil	478	(70.2)%	1,605	892	(74.5)%	3,500
Total Same Stores	9,352	(6.3)%	9,984	18,237	(11.1)%	20,518
Transactions	663		345	1,125		724
Total	$10,015	(3.0)%	$10,329	$19,362	(8.9)%	$21,242
Memo:
Total manufacturer’s assistance	$12,781	10.8%	$11,534	$23,542	10.3%	$21,351
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month London Inter Bank Offered Rate (“LIBOR”) (or Prime rate in some cases) plus a spread in the U.S. and U.K. and a benchmark rate plus a spread in Brazil.
To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of June 30, 2015, we had interest rate swaps with an aggregate notional amount of $562.5 million in effect that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.5%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Our total Same Store floorplan interest expense decreased 6.3% to $9.4 million for the three months ended June 30, 2015, and 11.1% to $18.2 million for the six months ended June 30, 2015, as compared to the same period in 2014. The decline was driven by the decline in floorplan interest expense in Brazil of $1.1 million, or 70.2%, and $2.6 million, or 74.5%, respectively, as a result of both improvements in inventory management processes and the procurement of lower cost alternative financing options that are reported under Other Interest Expense for the three months and six months ended June 30, 2015. Same Store floorplan interest expense for the U.S. increased 5.9% for the three months ended June 30, 2015, and 2.5% for the six months ended June 30, 2015. The increase in U.S. Same Store floorplan interest for the three months ended June 30, 2015 is primarily attributable to an increase in our weighted average borrowings outstanding of $11.1 million, coupled with an increase in the weighted average borrowing rate, including the impact of the interest rate swaps. The increase in U.S. Same Store floorplan expense for the six months ended June 30, 2015 was a result of an increase in the weighted average borrowing rate, including the impact of the interest rate swaps. This increase in the average borrowing rate was partially offset by a decrease in our weighted average borrowings outstanding of $2.8 million over the comparable periods. In the U.K., Same Store floorplan interest expense increased 6.0% for the three months ended June 30, 2015, primarily as a result of an increase in our weighted average borrowings outstanding of $12.1 million. For the six months ended June 30, 2015, our U.K. Same Store floorplan interest expense decreased 10.5%, as compared to the same period in 2014 as a result of a decrease in both the weighted average borrowings of $0.7 million, coupled with a decrease in the weighted average borrowing rate.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit and our other long-term debt, partially offset by interest income. For the three months ended June 30, 2015, other interest expense increased $1.7 million, or 13.2%, to $14.2 million, as compared to the same period in 2014. For the six months ended June 30, 2015, other net interest expense increased $5.1 million, or 21.9%, to $28.1 million compared to the same period in 2014. These increases were primarily attributable to interest incurred on our 5.00% Notes (defined below) used to fund the extinguishment of our 2.25% Convertible Senior Notes due 2036 ("2.25% Notes") and 3.00% Convertible Senior Notes due 2020 ("3.00% Notes") during the second and third quarters of 2014 and for working capital needs. In addition, these increases were partially the result of an increase in interest relating to a working capital line of credit in Brazil that we entered into during the second half of 2014. The working capital line of credit in Brazil redistributed the borrowings and associated interest charge from our floorplan borrowings and interest related categories, respectively. Also, other net interest expense increased for the three and six months ended June 30, 2015, as compared to 2014, due to additional mortgage borrowings associated with recent dealership acquisitions and purchases of existing leased properties.

Provision for Income Taxes
Our provision for income taxes increased $6.1 million to $27.5 million for the three months ended June 30, 2015, as compared to the same period in 2014. Our provision for income taxes increased $9.9 million to $49.1 million for the six months ended June 30, 2015, as compared to the same period in 2014. Both increases were primarily due to the increase of pretax book income. For the three months ended June 30, 2015, our effective tax rate decreased to 37.2% from 55.9% from the same period in 2014. For the six months ended June 30, 2015, our effective tax rate decreased to 37.4% from 44.9% from the same period in 2014. These decreases were primarily due to the tax deductible loss recognized in 2014 on the purchase of the majority of the 3.00% Notes that was less than the loss recognized in accordance with U.S. GAAP and additional valuation allowances recorded in respect of net operating losses of certain Brazil subsidiaries incurred in 2014, but not in 2015.
We expect our effective tax rate for the remainder of 2015 will be approximately 37.5%. We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income and taxes available in carry back periods.
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
Cash on Hand. As of June 30, 2015, our total cash on hand was $24.2 million. The balance of cash on hand excludes $45.8 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility (each defined below) as of June 30, 2015. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
Cash Flows. With respect to all new vehicle floorplan borrowings in the normal course of business, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from us. With respect to borrowings for used vehicle financing, we finance up to 80% of the value of our used vehicle inventory in the U.S., and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (defined below) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in Brazil unaffiliated with our manufacturer partners, are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measures "Adjusted net cash provided by operating activities" and "Adjusted net cash provided by financing activities" to evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
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

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Adjusted net cash provided by operating activities	$136,973	$87,181
Adjusted net cash used in investing activities	(154,977)	(162,484)
Adjusted net cash provided by (used in) financing activities	2,866	75,296
Effect of exchange rate changes on cash	(1,612)	1,087
Net increase in cash and cash equivalents	$(16,750)	$1,080
Sources and Uses of Liquidity from Operating Activities
For the six months ended June 30, 2015, we generated $80.6 million of net cash flow from operating activities. On an adjusted basis, we generated $137.0 million in net cash flow from operating activities, primarily consisting of $82.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $23.6 million, stock-based compensation of $9.5 million, deferred income taxes of $8.1 million, and a $11.5 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $61.3 million from the net increase in floorplan borrowings, $31.2 million from increases in accounts payable and accrued expenses, $3.2 million from decreases of vehicle receivables and contracts-in-transit, $1.4 million from the net decrease in accounts and notes receivable, and $3.4 million from the net decrease in prepaid expenses and other assets. These cash inflows were partially offset by adjusted cash outflows of $88.7 million from increases of inventory levels.
For the six months ended June 30, 2014, we generated $130.9 million of net cash flow from operating activities. On an adjusted basis, we generated $87.2 million in net cash flow from operating activities, primarily consisting of $48.2 million in net income, as well as non-cash adjustments related to depreciation and amortization of $20.7 million, a loss on the extinguishment of a majority of our 3.00% Notes in a tender offer of $23.6 million, deferred income taxes of $8.9 million, amortization of debt discounts and debt issue costs of $7.2 million, and stock-based compensation of $7.9 million. The cash inflows were partially offset by a $30.4 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $30.4 million from increases in accounts payable and accrued expenses, $24.4 million from decreases in inventory levels, and $15.0 million from decreases of vehicle receivables and contracts-in-transit. These cash inflows were more than offset by cash outflows of $96.2 million from the net decrease in floorplan borrowings and $4.8 million from increases in accounts and notes receivable.
Working Capital. At June 30, 2015, we had $88.8 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 80% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the six months ended June 30, 2015, we used $165.6 million in net cash flow for investing activities. On an adjusted basis, we used $155.0 million in net cash flow for investing activities. Included in the total cash usage for the six months ended June 30, 2015, we used $116.4 million of adjusted cash flows for the acquisition of two U.S. dealerships. We also used $48.5 million during the first six months of 2015 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $27.1 million for capital expenditures, $5.9 million for the purchase of real estate associated with existing dealership operations and a $15.4 million net decrease in the accrual for capital expenditures from year-end.
During the six months ended June 30, 2014, we used $194.4 million for investing activities. On an adjusted basis, we used $162.5 million in net cash flow for investing activities. We used $89.1 million of adjusted cash flows for the acquisition of four U.S. dealerships, including the associated real estate. We also used $68.7 million during the first six months of 2014 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $38.9 million for capital expenditures and $21.6 million for the purchase of real estate associated with existing dealership operations as well as a $8.2 million net decrease in the accrual for capital expenditures from year-end. We also used $6.1 million for escrow deposits on pending dealership and real estate acquisitions. These cash outflows were partially offset by cash inflows of $1.5 million related to dispositions of franchises and fixed assets.
Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2015 to be no more than $125.0 million, which could generally be funded from excess cash.
Acquisitions. We generally purchase businesses based on expected return on investment. In general, the purchase price, excluding real estate and floorplan liabilities, is approximately 15% to 20% of the annual revenue. Cash needed to complete our acquisitions generally comes from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities, Real Estate Credit Facility (defined below), term loans and our Acquisition Line (defined below).
Sources and Uses of Liquidity from Financing Activities
For the six months ended June 30, 2015, we generated $69.9 million in net cash flow from financing activities. On an adjusted basis, we generated $2.9 million in net cash flow from financing activities, primarily related to cash inflows of $16.4 million in adjusted net borrowings on our Revolving Credit Facility and other floorplan notes payable (representing the net cash invested in our floorplan offset accounts), $21.8 million of net borrowings on our Acquisition Line (defined below), $22.4 million from borrowings of long-term debt related to real estate loans and $26.1 million from borrowings of other debt. These cash inflows were partially offset by $14.4 million for principal payments of long-term debt related to real estate loans, $26.9 million for principal payments of other debt, $33.1 million used to repurchase our common stock, and $9.7 million for dividend payments.
For the six months ended June 30, 2014, we generated $63.4 million in net cash flows from financing activities. On an adjusted basis, we generated $75.3 million in net cash flow from financing activities, primarily related to the issuance of $350.0 million of 5.00% Notes (defined below), $32.6 million from borrowings of long-term debt related to real estate loans, and $5.9 million of net borrowings of other debt mainly consisting of working capital loans in Brazil. These cash inflows were partially offset by $210.4 million used for the purchase of a majority of our 3.00% Notes in a tender offer, $40.0 million of net principal payments on our Acquisition Line (defined below), $17.8 million for principal payments of long-term debt related to real estate loans, $8.2 million for dividend payments, $16.9 million to repurchase our common stock, $6.5 million of debt issue costs related to our 5.00% Notes, and $14.6 million in adjusted net payments on our Floorplan Line (defined below).
Credit Facilities, Debt Instruments and Other Financing Arrangements. Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
Revolving Credit Facility. Our revolving credit facility provides a total borrowing capacity of $1.7 billion and expires on June 20, 2018 (the "Revolving Credit Facility"). The Revolving Credit Facility, which is comprised of 24 financial institutions, including six manufacturer-affiliated finance companies, consists of two tranches, providing a maximum of $1.6 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or British pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $1.95 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the LIBOR plus 125 basis points for new vehicle inventory and the LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points for borrowings in U.S. dollars and LIBOR equivalent plus 150 to 250 basis points on borrowings in euros or British pound sterling, depending on our total adjusted leverage ratio. The Floorplan Line requires a commitment fee of 0.20% per annum on the unused portion. The Acquisition Line also requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on our total adjusted leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings.
As of June 30, 2015, after considering outstanding balances, we had $198.1 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $198.1 million available borrowings under the Floorplan Line was $22.5 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.4% as of June 30, 2015, excluding the impact of our interest rate swaps. There were $90.7 million outstanding borrowings under the Acquisition Line as of June 30, 2015. After considering the $45.7 million of outstanding letters of credit at June 30, 2015, and other factors included in our available borrowing base calculation, there was $183.6 million of available borrowing capacity under the Acquisition Line as of June 30, 2015. The amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon certain debt covenants.
All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments are limited to the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket calculation, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of June 30, 2015, the Restricted Payment Basket totaled $178.3 million.
As of June 30, 2015, we were in compliance with all our financial covenants, including:

	As of June 30, 2015
	Required	Actual
Senior Secured Adjusted Leverage Ratio	< 3.75	2.01
Total Adjusted Leverage Ratio	< 5.50	3.38
Fixed Charge Coverage Ratio	> 1.35	2.14
Based upon our current five-year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our floorplan financing arrangement ("FMCC Facility") with Ford Motor Credit Company ("FMCC") provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days notice by either party. As of June 30, 2015, we had an outstanding balance of $140.9 million under the FMCC Facility with an available floorplan borrowing capacity of $159.1 million. Included in the $159.1 million available borrowings under the FMCC Facility was $23.3 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. As of June 30, 2015, the interest rate on the FMCC Facility was 4.75% before considering the applicable incentives.

The following table summarizes the position of our U.S. credit facilities as of June 30, 2015.

	As of June 30, 2015
U.S. Credit Facilities	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,380,000	$1,181,880	$198,120
Acquisition Line (2)	320,000	136,375	183,625
Total Revolving Credit Facility	1,700,000	1,318,255	381,745
FMCC Facility(3)	300,000	140,911	159,089
Total U.S. Credit Facilities (4)	$2,000,000	$1,459,166	$540,834

(1)	The available balance at June 30, 2015 includes $22.5 million of immediately available funds.

(2)
The outstanding balance of $136.4 million is related to outstanding letters of credit of $45.7 million and $90.7 million in borrowings as of June 30, 2015. The available borrowings may be limited from time-to-time, based upon certain debt covenants.

(3)	The available balance at June 30, 2015 includes $23.3 million of immediately available funds.

(4)
The outstanding balance excludes $145.9 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Other Inventory Credit Facilities. We have credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 1.15% to 3.95% as of June 30, 2015.
We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our operations in Brazil. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. Dependent upon the type of inventory financed, the interest rates charged on borrowings outstanding under these facilities ranged from 16.77% to 21.08% as of June 30, 2015.
Other Inventory Financing Arrangements. Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over the next two years. As of June 30, 2015, the interest rate charged on borrowings related to our rental vehicle fleet varied up to 4.75%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from rental service and repayment of the borrowing is required at that time.
Stock Issuances. No shares of our common stock were issued during the six months ended June 30, 2015 nor June 30, 2014.
Stock Repurchases. From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. Currently, our Board of Directors has authorized us to repurchase up to $100.0 million of our common shares. In the three months ended June 30, 2015, we repurchased 208,429 shares at an average price of $81.30 for an aggregate cost of $16.9 million. In aggregate under this authorization, we have repurchased 413,397 shares, at an average price of $81.49, for a total cost of $33.7 million, leaving $66.3 million of repurchase authorization remaining. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants including our restricted payment basket, outlook for our business, general business conditions and other factors. These stock repurchase amounts exclude 19,615 shares received in 2015 in net settlement of pre-acquisition contingencies related to our 2013 acquisition of UAB Motors.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors including our restricted payment basket. Further, we are limited under the terms of the Revolving Credit Facility and Real Estate Credit Facility (defined below) in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of June 30, 2015, the Restricted Payment Basket under both facilities was $178.3 million and will increase in the future periods by 50.0% of our future cumulative net income, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases. For the three months ended June 30, 2015, we paid dividends of $4.6 million to common stock shareholders and $0.2 million to unvested restricted stock award holders. For the six months ended June 30, 2015, we paid dividends of $9.3 million to common shareholders and $0.4 million to unvested restricted stock award holders.
5.00% Senior Notes. On June 2, 2014, we issued $350.0 million aggregate principal amount of our 5.00% Senior Notes due 2022 ("5.00% Notes"). Subsequently, on September 9, 2014, we issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes will mature on June 1, 2022 and pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. Prior to June 1, 2017, we may redeem up to 35.0% of the 5.00% Notes using proceeds of certain equity offerings, subject to certain conditions at a redemption price equal to 105% of principal amount of the 5.00% Notes plus accrued and unpaid interest. In addition, prior to June 1, 2017, we may redeem some or all of the 5.00% Notes at a redemption price equal to 100% of the principal amount of the 5.00% Notes redeemed, plus an applicable make-whole premium, and plus accrued and unpaid interest. On or after June 1, 2017, we may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.00% Notes if we sell certain assets or trigger the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt. The 5.00% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries.
In connection with the issuance of the 5.00% Notes, we entered into registration rights agreements (the “Registration Rights Agreements”) with the initial purchasers. Pursuant to the Registration Rights Agreements, we agreed to file a registration statement with the Securities and Exchange Commission so that holders of the 5.00% Notes could exchange the 5.00% Notes for registered 5.00% Notes that have substantially identical terms as the 5.00% Notes. We also agreed to use commercially reasonable efforts to cause the exchange to be completed by June 2, 2015. In June 2015, we completed the exchange.
Underwriters' fees and the discount relative to the $550.0 million issued totaled $10.4 million, which were recorded as a reduction of the 5.00% Notes principal balance and are being amortized over a period of eight years. The 5.00% Notes are presented net of unamortized underwriter fees and discount of $9.3 million as of June 30, 2015. At the time of issuance of the 5.00% Notes, we capitalized $2.6 million of debt issuance costs, which are included in Other Assets on the accompanying Consolidated Balance Sheet and amortized over a period of eight years. Unamortized debt issuance costs as of June 30, 2015 totaled $2.2 million.
Real Estate Credit Facility. Our wholly-owned subsidiary, Group 1 Realty, Inc., is party to a real estate credit facility with Bank of America, N.A. and Comerica Bank (the “Real Estate Credit Facility”). The Real Estate Credit Facility provides the right for term loans to finance real estate purchases. As of June 30, 2015, $25.0 million of term loan borrowings remained available. The term loans can be expanded provided that (a) no default or event of default exists under the Real Estate Credit Facility; (b) we obtain commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. The Real Estate Credit Facility is guaranteed by us and substantially all of our existing and future domestic subsidiaries. Each loan is secured by the relevant real property (and improvements related thereto) that is mortgaged under the Real Estate Credit Facility.
The interest rate on the Real Estate Credit Facility is equal to (a) the per annum rate equal to one-month LIBOR plus 2.00% per annum, determined on the first day of each month; or (b) 0.95% per annum in excess of the higher of (i) the Bank of America prime rate (adjusted daily on the day specified in the public announcement of such price rate), (ii) the Federal Funds Rate adjusted daily, plus 0.50%, or (iii) the per annum rate equal to one-month LIBOR plus 1.05% per annum. The Federal Funds Rate is the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day succeeding such day.
We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and are required to repay the aggregate principal amount outstanding on the maturity dates, from December 29, 2015 through February 27, 2017. During the three months ended June 30, 2015, we made no additional borrowings and made principal payments on outstanding borrowings of $1.7 million from the Real Estate Credit Facility. As of June 30, 2015, borrowings outstanding under the Real Estate Credit Facility totaled $56.3 million, with $30.9 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.
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
Other Real Estate Related and Long-Term Debt. We have entered into separate term mortgage loans with four of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation, Mercedes-Benz Financial Services USA, LLC, BMW Financial Services NA, LLC and FMCC, as well as several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on the relevant real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.00% and 5.47%, and at variable indexed rates plus between 1.50% and 2.55% per annum. As of June 30, 2015, the aggregate outstanding balance under these Real Estate Notes was $284.1 million, with $18.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
Additionally, we have entered into separate term mortgage loans in the U.K. with another third-party financial institution which are secured by our U.K. subsidiary properties. These mortgage loans (collectively, “U.K. Notes”) are being repaid in monthly installments that mature by September 2034. As of June 30, 2015, borrowings under the U.K. Notes totaled $63.0 million, with $4.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We have also entered into a separate term mortgage loan in Brazil with a third-party financial institution to finance the purchase and construction of dealership properties (the "Brazil Note"). The Brazil Note is secured by the Company’s Brazilian properties as purchased and/or constructed, as well as a guarantee from the Company. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of June 30, 2015, borrowings under the Brazil Note totaled $4.8 million, with $0.5 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We also have working capital loan agreements with third-party financial institutions in Brazil for R$48.0 million. These loans are to be repaid in full by February 2017. As of June 30, 2015, borrowings under the Brazilian third-party loans totaled $15.5 million, with $11.7 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
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
The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Six Months Ended June 30,
	2015	2014	% Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$80,575	$130,933	(38.5)
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition related activity	55,598	(24,222)
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	800	(19,530)
Adjusted net cash provided by operating activities	$136,973	$87,181	57.1
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(165,636)	$(194,363)	(14.8)
Change in cash paid for acquisitions, associated with floorplan notes payable	14,418	40,162
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(3,759)	(8,283)
Adjusted net cash used in investing activities	$(154,977)	$(162,484)	(4.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	$69,923	$63,423	10.2
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	(67,057)	11,873
Adjusted net cash provided by (used in) financing activities	$2,866	$75,296	(96.2)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks through a program of management which includes the use of derivative instruments. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2015, and from which we may incur future gains or losses from changes in market interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of June 30, 2015, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $552.8 million and $540.7 million, respectively. At December 31, 2014, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $534.9 million and $540.1 million, respectively. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $152.6 million and $158.1 million as of June 30, 2015 and December 31, 2014, respectively. The fair value of such fixed interest rate borrowings was $176.6 million and $186.4 million as of June 30, 2015 and December 31, 2014, respectively.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
We use interest rate swaps to adjust our exposure to interest rate movements when appropriate, based upon market conditions. As of June 30, 2015, we held interest rate swaps with aggregate notional amounts of $562.5 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.5%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Real Estate Credit Facility borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of June 30, 2015, net unrealized losses, net of income taxes, totaled $18.7 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of June 30, 2015, all of our derivative contracts were determined to be effective. As of June 30, 2015, a 100 basis-point change in the interest rates of our swaps would have resulted in a $5.5 million change to our annual interest expense. In addition to the $562.5 million of swaps in effect as of June 30, 2015, we also held 15 interest rate swaps with forward start dates between August 2015 and January 2018 and expiration dates between December 2017 and December 2020. As of June 30, 2015, the aggregate notional amount of these swaps was $775.0 million with a weighted average interest rate of 2.8%. The combination of these swaps is structured such that the notional value in effect at any given time through August 2021 does not exceed $761.0 million.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions):

	Q2 2015	Q3 2015	Q4 2015	2016	2017	2018	2019	2020	2021
Notional amount in effect at the end of period	$563	$562	$562	$712	$511	$560	$210	$9	$—
Weighted average interest rate during the period	2.46%	2.59%	2.75%	2.75%	2.62%	2.72%	2.61%	2.89%	1.84%
As of June 30, 2015, we had $1,651.1 million of variable-rate borrowings. Based on the aggregate amount of variable-rate borrowings outstanding as of June 30, 2015, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $17.6 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $12.1 million in annual interest expense based on the variable borrowings outstanding as of June 30, 2015. This interest rate sensitivity increased from June 30, 2014 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended June 30, 2015, we recognized $12.8 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 87.3% of our floorplan interest expense for the first quarter of 2013 to 127.6% for the second quarter of 2015. In the U.S., manufacturer's interest assistance was 140.5% of floorplan interest expense in the second quarter of 2015. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.
Foreign Currency Exchange Rates. As of June 30, 2015, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may temporarily impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in a $55.2 million decrease to our revenues for the six months ended June 30, 2015. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in a $24.2 million decrease to our revenues for the six months ended June 30, 2015.
For additional information about our market sensitive financial instruments please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations," "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to “Item 8. Financial Statements and Supplementary Data” in our 2014 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2015, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. For a discussion of our legal proceedings, see Part I, “Item 1. Financial Statements,” Notes to Consolidated Financial Statements, Note 11, “Commitments and Contingencies.”
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands, excluding commissions)
April 1 - April 30, 2015	—	$—	—	$83,259
May 1 - May 31, 2015	139,334	$80.68	139,334	$72,017
June 1 - June 30, 2015	69,095	$82.56	69,095	$66,313
Total	208,429	$81.30	208,429
(1) In November 2014, the Board of Directors approved a new authorization of $100.0 million which replaced the prior $75.0 million authorization. The shares may be repurchased from time to time in open market or privately negotiated transactions, depending on market conditions, at our discretion, and funded by cash from operations. During the three months ended June 30, 2015, 208,429 shares were repurchased for a total cost of $16.9 million.

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
John C. Rickel
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)
Date: July 30, 2015

EXHIBIT INDEX

Exhibit Number		Description

3.1	—
Amended and Restated Certificate of Incorporation of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)

3.2	—
Second Amended and Restated Bylaws of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 3.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)

10.1†	—
Employment Agreement dated effective May 19, 2015 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)

10.2†	—
Non-Compete Agreement dated effective May 19, 2015 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)

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