Form 10-Q
period 2015-09-30
GROUP 1 AUTOMOTIVE INC
filed 2015-10-30
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes  ☐    No  ☑
As of October 27, 2015, the registrant had 23,694,561 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,968	$40,975
Contracts-in-transit and vehicle receivables, net	205,636	237,448
Accounts and notes receivable, net	147,110	151,330
Inventories, net	1,634,421	1,556,705
Deferred income taxes	13,099	11,062
Prepaid expenses and other current assets	22,556	37,699
Total current assets	2,044,790	2,035,219
PROPERTY AND EQUIPMENT, net	978,892	950,388
GOODWILL	912,639	830,377
INTANGIBLE FRANCHISE RIGHTS	339,763	303,947
OTHER ASSETS	15,966	21,561
Total assets	$4,292,050	$4,141,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility and other	$1,177,513	$1,143,246
Offset account related to floorplan notes payable - credit facility	(28,073)	(39,616)
Floorplan notes payable - manufacturer affiliates	347,657	307,656
Offset account related to floorplan notes payable - manufacturer affiliates	(20,001)	(22,500)
Current maturities of long-term debt	55,959	72,630
Accounts payable	290,509	288,320
Accrued expenses	158,283	172,463
Total current liabilities	1,981,847	1,922,199
LONG-TERM DEBT, net of current maturities	1,084,161	1,008,837
DEFERRED INCOME TAXES	147,296	141,239
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	39,724	25,311
OTHER LIABILITIES	69,694	65,896
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,720 and 25,724 issued, respectively	257	257
Additional paid-in capital	288,754	286,854
Retained earnings	964,703	852,057
Accumulated other comprehensive loss	(145,805)	(81,984)
Treasury stock, at cost; 2,018 and 1,385 shares, respectively	(138,581)	(79,174)
Total stockholders’ equity	969,328	978,010
Total liabilities and stockholders’ equity	$4,292,050	$4,141,492

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,601,213	$1,521,246	$4,468,200	$4,256,146
Used vehicle retail sales	687,637	615,924	1,993,124	1,743,071
Used vehicle wholesale sales	100,483	100,347	302,186	284,491
Parts and service sales	303,557	291,816	888,939	844,340
Finance, insurance and other, net	107,679	97,115	307,454	270,901
Total revenues	2,800,569	2,626,448	7,959,903	7,398,949
COST OF SALES:
New vehicle retail sales	1,521,721	1,441,016	4,242,847	4,028,164
Used vehicle retail sales	641,055	571,613	1,854,361	1,610,293
Used vehicle wholesale sales	102,318	101,643	302,276	281,434
Parts and service sales	137,093	137,467	406,580	397,079
Total cost of sales	2,402,187	2,251,739	6,806,064	6,316,970
GROSS PROFIT	398,382	374,709	1,153,839	1,081,979
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	289,012	264,233	841,050	793,761
DEPRECIATION AND AMORTIZATION EXPENSE	11,811	10,746	35,441	31,424
ASSET IMPAIRMENTS	916	9,373	1,955	11,094
INCOME FROM OPERATIONS	96,643	90,357	275,393	245,700
OTHER EXPENSE:
Floorplan interest expense	(9,685)	(10,452)	(29,046)	(31,695)
Other interest expense, net	(13,922)	(13,246)	(42,061)	(36,326)
Loss on extinguishment of long-term debt	—	(22,790)	—	(46,403)
INCOME BEFORE INCOME TAXES	73,036	43,869	204,286	131,276
PROVISION FOR INCOME TAXES	(27,775)	(17,707)	(76,901)	(56,949)
NET INCOME	$45,261	$26,162	$127,385	$74,327
BASIC EARNINGS PER SHARE	$1.88	$1.07	$5.26	$3.06
Weighted average common shares outstanding	23,132	23,424	23,294	23,354
DILUTED EARNINGS PER SHARE	$1.88	$1.03	$5.26	$2.82
Weighted average common shares outstanding	23,137	24,432	23,298	25,363
CASH DIVIDENDS PER COMMON SHARE	$0.21	$0.17	$0.61	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited, in thousands)
NET INCOME	$45,261	$26,162	$127,385	$74,327
Other comprehensive loss, net of taxes:
Foreign currency translation adjustment	(36,307)	(21,938)	(56,902)	(7,329)
Net unrealized (loss) gain on interest rate swaps:
Unrealized (loss) gain arising during the period, net of tax benefit (provision) of $4,919, ($346), $7,744, and $3,472, respectively	(8,199)	577	(12,907)	(5,787)
Reclassification adjustment for loss included in interest expense, net of tax provision of $1,224, $1,074, $3,593, and $3,176, respectively	2,041	1,789	5,988	5,293
Net unrealized (loss) gain on interest rate swaps, net of tax	(6,158)	2,366	(6,919)	(494)
OTHER COMPREHENSIVE LOSS, NET OF TAXES	(42,465)	(19,572)	(63,821)	(7,823)
COMPREHENSIVE INCOME	$2,796	$6,590	$63,564	$66,504

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount					Total
	(Unaudited, in thousands)
BALANCE, December 31, 2014	25,724	$257	$286,854	$852,057	$(81,984)	$(79,174)	$978,010
Net income	—	—	—	127,385	—	—	127,385
Other comprehensive loss, net	—	—	—	—	(63,821)	—	(63,821)
Purchases of treasury stock	—	—	—	—	—	(72,664)	(72,664)
Net issuance of treasury shares to employee stock compensation plans	(3)	—	(14,052)	—	—	13,257	(795)
Stock-based compensation, including tax effect of $1,827	—	—	15,952	—	—	—	15,952
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(14,739)	—	—	(14,739)
BALANCE, September 30, 2015	25,721	$257	$288,754	$964,703	$(145,805)	$(138,581)	$969,328

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,385	$74,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,441	31,424
Deferred income taxes	13,135	6,494
Asset impairments	1,955	11,094
Stock-based compensation	14,167	11,871
Amortization of debt discount and issue costs	2,727	9,661
Loss on 3.00% Convertible Notes repurchase	—	29,478
Loss on 2.25% Convertible Notes conversion and redemption	—	16,925
Gain on disposition of assets	(1,469)	(17,363)
Tax effect from stock-based compensation	(1,827)	(1,145)
Other	3,435	2,047
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	30,858	54,911
Accounts and notes receivable	(6,821)	(6,562)
Inventories	(68,454)	79,265
Contracts-in-transit and vehicle receivables	29,470	33,839
Prepaid expenses and other assets	1,501	12,923
Floorplan notes payable - manufacturer affiliates	49,986	(77,155)
Deferred revenues	(621)	(198)
Net cash provided by operating activities	230,868	271,836
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(212,252)	(309,257)
Proceeds from disposition of franchises, property and equipment	9,684	138,800
Purchases of property and equipment, including real estate	(78,339)	(91,345)
Other	6,047	(5,832)
Net cash used in investing activities	(274,860)	(267,634)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	5,529,338	6,047,392
Repayments on credit facility - floorplan line and other	(5,479,152)	(6,086,414)
Borrowings on credit facility - acquisition line	584,643	314,963
Repayment on credit facility - acquisition line	(515,944)	(374,989)
Borrowings on real estate credit facility	—	200
Principal payments on real estate credit facility	(2,505)	(9,081)
Net borrowings on 5.00% Senior Unsecured Notes	—	539,600
Debt issue costs	—	(1,881)
Repurchase of 3.00% Convertible Notes	—	(260,074)
Proceeds from Call/Warrant Unwind related to 3.00% Convertible Notes	—	32,697
Conversion and redemption of 2.25% Convertible Notes	—	(182,756)
Borrowings on other debt	33,375	78,710
Principal payments on other debt	(42,929)	(70,267)
Borrowings on debt related to real estate	22,430	65,628
Principal payments on debt related to real estate	(18,536)	(39,024)
Employee stock purchase plan purchases, net of employee tax withholdings	(789)	187
Repurchases of common stock, amounts based on settlement date	(66,746)	(16,947)
Tax effect from stock-based compensation	1,827	1,145
Dividends paid	(14,781)	(12,291)
Net cash provided by financing activities	30,231	26,798
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,246)	(563)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,007)	30,437
CASH AND CASH EQUIVALENTS, beginning of period	40,975	20,215
CASH AND CASH EQUIVALENTS, end of period	$21,968	$50,652
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable	$3,225	$3,440
Purchases of common stock accrued in accounts payable	$4,375	$16,824

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
The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. As of September 30, 2015, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (40 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, and South Carolina), and (b) the West (77 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). The U.S. regional vice presidents report directly to the Company's Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. In addition, as of September 30, 2015, the Company had two international regions: (a) the U.K. region, which consisted of 17 dealerships in the U.K. and (b) the Brazil region, which consisted of 19 dealerships in Brazil. The operations of the Company's international regions are structured similarly to the U.S. regions, each with a regional vice president reporting directly to the Company's Chief Executive Officer.
The Company's operating results are generally subject to seasonal variations, as well as changes in the economic environment. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some markets within the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. For the U.K., the first and third calendar quarters tend to be stronger, driven by plate change months of March and September. For Brazil, the Company expects higher volumes in the third and fourth calendar quarters. The first quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic condition, manufacturer incentive programs, or shifts in governmental taxes or regulations may exaggerate seasonal or cause counter-seasonal fluctuations in the Company's revenues and operating income.
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
Variable Interest Entity
In 2013, the Company entered into arrangements to provide a related-party entity, which owns and operates retail automotive dealerships, a fixed-interest-rate working capital loan and various administrative services for a variable fee, both of which constitute variable interests in the entity. The Company's exposure to loss as a result of its involvement in the entity includes the balance outstanding under the loan arrangement. The Company holds an 8% equity ownership interest in the entity. The Company has determined that the entity meets the criteria of a variable interest entity ("VIE"). The terms of the loan and services agreements provide the Company with the right to control the activities of the VIE that most significantly impact the VIE's economic performance, the obligation to absorb potentially significant losses of the VIE and the right to receive potentially significant benefits from the VIE. Accordingly, the Company qualified as the VIE's primary beneficiary and consolidated the assets and liabilities of the VIE as of September 30, 2015 and December 31, 2014, as well as the results of operations of the VIE beginning on the effective date of the variable interests arrangements to September 30, 2015. The floorplan notes payable liability of the VIE is securitized by the new and used vehicle inventory of the VIE. The carrying amounts and classification of assets (which can only be used to settle the liabilities of the VIE) and liabilities (for which creditors do not have recourse to the general credit of the Company) that are included in the Company's consolidated statements of financial position for the consolidated VIE as of September 30, 2015 and December 31, 2014, are as follows (in thousands):

	September 30, 2015	December 31, 2014
Current assets	$12,280	$19,049
Non-current assets	20,764	31,783
Total assets	$33,044	$50,832
Current liabilities	$9,259	$16,374
Non-current liabilities	15,215	15,955
Total liabilities	$24,474	$32,329
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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis, that amends existing requirements applicable to reporting entities that are required to evaluate whether certain legal entities should be consolidated. The ASU is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may choose to adopt the standard using either a full retrospective approach or a modified retrospective approach. At this time, the Company does not expect the adoption of this ASU to impact its financial statements.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Simplifying the Measurement of Inventory. The amendments in the accounting standard replace the lower of cost or market test with a lower of cost and net realizable value test. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption to materially impact its financial statements.
    In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments. The amendments in the accounting standard eliminate the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The amendments also require that the acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendments in this ASU are to be applied prospectively to adjustments to provisional amounts that occur after the effective date and are effective for interim and annual periods beginning after December 15, 2015. The Company does not expect the adoption to materially impact its financial statements.
2. ACQUISITIONS AND DISPOSITIONS
During the nine months ended September 30, 2015, the Company acquired three U.S. dealerships, sold one U.S. dealership and terminated one U.S. dealership franchise. The Company also terminated two franchises in Brazil. As a result of these dispositions, a net pretax gain of $0.7 million, including related asset impairments, was recognized for the nine months ended September 30, 2015.
During 2014, the Company acquired seven dealerships and was granted two franchises in the U.S. and also acquired one dealership and opened one dealership for an awarded franchise in Brazil. In addition, the Company acquired three dealerships in the U.K. (collectively, the "2014 Acquisitions"). Aggregate consideration paid for these acquisitions totaled $336.6 million, including associated real estate and new vehicle inventory. The U.S. vehicle inventory associated with the acquisitions was subsequently financed through borrowings under the Company's FMCC Facility and the Floorplan Line (each as defined in Note 8, “Credit Facilities”), and the Brazil vehicle inventory associated with the acquisitions was subsequently financed through individual manufacturer captive finance companies. The purchase prices for the 2014 Acquisitions have been allocated as set forth below based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The allocation of the purchase prices is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the respective acquisition date). Goodwill associated with the acquisitions was assigned to the U.S., U.K. and Brazil reportable segments in the amounts of $103.8 million, $18.5 million and zero, respectively.

As of Acquisition Date
(In thousands)
Inventory	$132,180
Other current assets	6,601
Property and equipment	78,564
Goodwill and intangible franchise rights	185,103
Deferred tax asset	7,265
Total assets	$409,713
Current liabilities	$59,912
Long-term debt	13,250
Total liabilities	$73,162
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES
The periodic interest rates of the Revolving Credit Facility (as defined in Note 8, “Credit Facilities”), the Real Estate Credit Facility (as defined in Note 9, “Long-term Debt”) and certain variable-rate real estate related borrowings are indexed to the one-month London Inter Bank Offered Rate (“LIBOR”), plus an associated company credit risk rate. In order to minimize the earnings variability related to fluctuations in these rates, the Company employs an interest rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable interest rate exposure for a fixed interest rate over terms not to exceed the related variable-rate debt.
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
The related gains or losses on these interest rate derivatives are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the Company’s accompanying Consolidated Statements of Operations. All of the Company’s interest rate hedges are designated as cash flow hedges. At September 30, 2015, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for either the three or nine months ended September 30, 2015 or 2014, respectively.
The Company held interest rate swaps in effect as of September 30, 2015 of $562.3 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.8%. The Company records the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense. For the three and nine months ended September 30, 2015, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.8 million and $8.3 million, respectively. For the three and nine months ended September 30, 2014, the impact of the Company's interest rate hedges in effect increased floorplan interest expense by $2.4 million and $7.3 million, respectively. Total floorplan interest expense was $9.7 million and $10.5 million for the three months ended September 30, 2015 and 2014, respectively, and $29.0 million and $31.7 million for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015, four interest rate swaps with an aggregate notional value of $225.0 million became effective and eight interest rate swaps with an aggregate notional value of $225.0 million expired.
In addition to the $562.3 million of swaps in effect as of September 30, 2015, the Company held 13 additional interest rate swaps with forward start dates between December 2016 and January 2019 and expiration dates between December 2019 and December 2021. The aggregate notional value of these 13 forward-starting swaps was $650.0 million, and the weighted average interest rate was 2.6%. The combination of the interest rate swaps currently in effect and these forward-starting swaps is structured such that the notional value in effect at any given time through December 2021 does not exceed $761.0 million, which is less than the Company's expectation for variable rate debt outstanding during such period.
As of September 30, 2015 and December 31, 2014, the Company reflected liabilities from interest rate risk management activities of $39.7 million and $28.7 million, respectively, in its Consolidated Balance Sheets. Included in Accumulated Other Comprehensive Loss at September 30, 2015 and 2014 were accumulated unrealized losses, net of income taxes, totaling $24.8 million and $14.3 million, respectively, related to these interest rate swaps.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the impact during the current and comparative prior year periods for the Company's derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Loss, Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	2015	2014
	(In thousands)
Interest rate swap contracts	$(12,907)	$(5,787)

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Floorplan interest expense	$(8,306)	$(7,331)
Other interest expense	(1,275)	(1,138)
The amount expected to be reclassified out of other comprehensive income (loss) into earnings as additional floorplan interest expense or other interest expense in the next twelve months is $13.3 million.
4. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2014 Long Term Incentive Plan (the "Incentive Plan"), as well as to employees pursuant to its Employee Stock Purchase Plan, as amended (the "Purchase Plan", formerly named the 1998 Employee Stock Purchase Plan).
Long Term Incentive Plan
The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of September 30, 2015, there were 1,475,545 shares available for issuance under the Incentive Plan.
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
A summary of the restricted stock awards as of September 30, 2015, along with the changes during the nine months then ended, is as follows:

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	911,350	$58.86
Granted	267,123	84.12
Vested	(237,633)	50.82
Forfeited	(32,870)	67.14
Nonvested at September 30, 2015	907,970	$68.12
Employee Stock Purchase Plan
During the nine months ended September 30, 2015, our shareholders and the Board of Directors approved an additional 1.0 million shares of common stock for issuance under the Purchase Plan. As a result, the Purchase Plan authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of September 30, 2015, there were 1,440,016 shares available for issuance under the Purchase Plan. During the nine months ended September 30, 2015 and 2014, the Company issued 76,694 and 80,938 shares, respectively, of common stock to employees participating in the Purchase Plan.
The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $18.66 and $15.07 during the nine months ended September 30, 2015 and 2014, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $4.7 million and $4.0 million for the three months ended September 30, 2015 and 2014, respectively, and $14.2 million and $11.9 million for the nine months ended September 30, 2015 and 2014, respectively.
Cash received from Purchase Plan purchases was $5.6 million and $4.7 million for the nine months ended September 30, 2015 and 2014, respectively. The tax benefit realized for tax deductions associated with the vesting of restricted shares totaled $1.8 million and $1.1 million and increased additional paid-in capital for the nine months ended September 30, 2015 and 2014, respectively.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the calculation of EPS for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	23,132	23,424	23,294	23,354
Dilutive effect of contingently convertible notes and warrants	—	1,003	—	2,004
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	5	5	4	5
Weighted average dilutive common shares outstanding	23,137	24,432	23,298	25,363
Basic:
Net Income	$45,261	$26,162	$127,385	$74,327
Less: Earnings allocated to participating securities	1,729	1,035	4,906	2,958
Earnings available to basic common shares	$43,532	$25,127	$122,479	$71,369
Basic earnings per common share	$1.88	$1.07	$5.26	$3.06
Diluted:
Net Income	$45,261	$26,162	$127,385	$74,327
Less: Earnings allocated to participating securities	1,729	1,000	4,905	2,769
Earnings available to diluted common shares	$43,532	$25,162	$122,480	$71,558
Diluted earnings per common share	$1.88	$1.03	$5.26	$2.82
For the periods during which the Company's 2.25% Convertible Senior Notes due 2036 ("2.25% Notes") were outstanding, the Company was required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Notes and the warrants sold in connection with the 2.25% Notes (“2.25% Warrants”) in its diluted common shares outstanding for the diluted earnings per common share calculation. The average adjusted closing price of the Company's common stock for the periods prior to the conversion and redemption of the 2.25% Notes during the three and nine months ended September 30, 2014 was more than the conversion price then in effect at the end of the periods. Therefore, the dilutive effect of the 2.25% Notes was included in the computation of diluted EPS for the three and nine month periods ended September 30, 2014. The 2.25% Notes and 2.25% Warrants were converted or redeemed and settled, respectively, during the three months ended September 30, 2014.
In addition, for the periods during which the Company's 3.00% Convertible Senior Notes due 2020 ("3.00% Notes") were outstanding, the Company was required to include the dilutive effect, if applicable, of the net shares issuable under the 3.00% Notes and the warrants sold in connection with the 3.00% Notes (“3.00% Warrants”) in its diluted common shares outstanding for the diluted earnings calculation. The average adjusted closing price of the Company's common stock for the periods prior to the conversion and redemption of the 3.00% Notes during the three and nine months ended September 30, 2014 was more than the conversion price then in effect at the end of the periods. Therefore, the respective dilutive effect of the 3.00% Notes and 3.00% Warrants was included in the computation of diluted EPS for the three and nine months ended September 30, 2014. On June 25, 2014, the Company repurchased $92.5 million of the then outstanding $115.0 million principal. The remaining 3.00% Notes and 3.00% Warrants were repurchased and settled, respectively, during the three months ended September 30, 2014.
6. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The Company's effective income tax rates of 38.0% and 37.6% of pretax income for the three and nine months ended September 30, 2015, respectively, differed from the U.S. federal statutory rate of 35.0% due primarily to taxes provided for in U.S. state and foreign jurisdictions in which the Company operates, as well as valuation allowances provided for net operating losses in certain U.S. states and in Brazil.
For the three and nine months ended September 30, 2015, the Company's effective tax rate decreased compared to the same periods in 2014 to 38.0% and 37.6% from 40.4% and 43.4%, respectively. These decreases were primarily due to the tax deductible loss recognized in 2014 on the purchase of the majority of the 2.25% Notes and the 3.00% Notes that was less than the loss recognized for U.S. GAAP.
As of September 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits with respect to uncertain tax positions and did not incur any interest and penalties nor did it accrue any interest for the nine months ended

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2015. When applicable, consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Taxable years 2010 and subsequent remain open for examination by the Company’s major taxing jurisdictions.
7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$88,153	$86,062
Parts and service receivables	31,305	35,034
Finance and insurance receivables	20,555	20,898
Other	11,040	12,977
Total accounts and notes receivable	151,053	154,971
Less allowance for doubtful accounts	3,943	3,641
Accounts and notes receivable, net	$147,110	$151,330
Inventories consisted of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
	(In thousands)
New vehicles	$1,142,441	$1,137,478
Used vehicles	295,281	254,939
Rental vehicles	133,344	103,184
Parts, accessories and other	70,203	67,466
Total inventories	1,641,269	1,563,067
Less lower of cost or market reserves	6,848	6,362
Inventories, net	$1,634,421	$1,556,705
New and used vehicles are valued at the lower of specific cost or market and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost (determined on either a first-in, first-out or an average cost basis) or market.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment consisted of the following:

	Estimated Useful Lives in Years	September 30, 2015	December 31, 2014
	(unaudited)
		(dollars in thousands)
Land	—	$352,932	$328,474
Buildings	30 to 40	489,187	482,496
Leasehold improvements	varies	141,288	134,658
Machinery and equipment	7 to 20	90,521	87,728
Furniture and fixtures	3 to 10	81,092	77,581
Company vehicles	3 to 5	11,596	10,706
Construction in progress	—	40,749	32,115
Total		1,207,365	1,153,758
Less accumulated depreciation		228,473	203,370
Property and equipment, net		$978,892	$950,388
During the nine months ended September 30, 2015, the Company incurred $44.1 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities, excluding capital expenditures accrued as of December 31, 2014. In addition, the Company purchased real estate (including land and buildings) during the nine months ended September 30, 2015 associated with existing dealership operations totaling $16.3 million. And, in conjunction with the acquisition of dealerships and franchises in the nine months ended September 30, 2015, the Company acquired $9.8 million of real estate and other property and equipment.
As of December 31, 2014, the Company determined that certain real estate investments qualified for held-for-sale treatment. As a result, the Company classified the carrying value of the real estate, totaling $4.0 million, in prepaid and other current assets in its Consolidated Balance Sheet.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revolving Credit Facility
The Company's Revolving Credit Facility provides a total borrowing capacity of $1.7 billion and expires on June 20, 2018. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.6 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or British pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $1.95 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the LIBOR plus 125 basis points for new vehicle inventory and the LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points for borrowings in U.S. dollars and LIBOR equivalent plus 150 to 250 basis points on borrowings in euros or British pound sterling, depending on the Company’s total adjusted leverage ratio. The Floorplan Line requires a commitment fee of 0.20% per annum on the unused portion. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line also requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $4.1 million of related unamortized costs as of September 30, 2015, which are included in Prepaid expenses and other current assets and Other Assets on the accompanying Consolidated Balance Sheet and amortized over the term of the facility.
After considering the outstanding balance of $1,148.3 million at September 30, 2015, the Company had $231.7 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $231.7 million available borrowings under the Floorplan Line was $28.1 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.4% as of September 30, 2015 and December 31, 2014, excluding the impact of the Company’s interest rate swaps. With regards to the Acquisition Line, borrowings outstanding as of September 30, 2015 and December 31, 2014 were $138.2 million and $69.7 million, respectively. After considering $45.7 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $122.0 million of available borrowing capacity under the Acquisition Line as of September 30, 2015. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company's U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of September 30, 2015, the Restricted Payment Basket totaled $162.1 million. As of September 30, 2015, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory in the U.S., including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days' notice by either party. As of September 30, 2015, the Company had an outstanding balance of $126.8 million under the FMCC Facility with an available floorplan borrowing capacity of $173.2 million. Included in the $173.2 million available borrowings under the FMCC Facility was $20.0 million of immediately

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 4.75% before considering the applicable incentives as of September 30, 2015.
Other Credit Facilities
The Company has credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities ranged from 1.15% to 3.95% as of September 30, 2015.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazil operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of September 30, 2015, the annual interest rates charged on borrowings outstanding under these facilities ranged from 16.77% to 23.73%.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of September 30, 2015, the interest rate charged on borrowings related to the Company’s rental vehicle fleet varied up to 4.75%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time.
9. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consisted of the following:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
5.00% Senior Notes (aggregate principal of $550,000 at September 30, 2015 and December 31, 2014)	$540,957	$540,100
Acquisition Line	138,201	69,713
Real Estate Credit Facility	55,498	58,003
Other Real Estate Related and Long-Term Debt	352,576	358,271
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 9.7%	52,888	55,380
	1,140,120	1,081,467
Less current maturities of real estate credit facility and other long-term debt	55,959	72,630
	$1,084,161	$1,008,837
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
Underwriters' fees and the discount relative to the $550.0 million totaled $10.4 million, which were recorded as a reduction of the 5.00% Notes principal balance and are being amortized over a period of eight years. The 5.00% Notes are presented net of unamortized underwriter fees and discount of $9.0 million as of September 30, 2015. In connection with the issuance of the 5.00% Notes, the Company capitalized $2.6 million of debt issuance costs, which are included in Other Assets on the accompanying Consolidated Balance Sheet and amortized over a period of eight years. Unamortized debt issuance costs as of September 30, 2015 totaled $2.1 million.
Real Estate Credit Facility
Group 1 Realty, Inc., a wholly-owned subsidiary of the Company, is party to a real estate credit facility with Bank of America, N.A. and Comerica Bank (the “Real Estate Credit Facility”) providing the right for term loans to finance real estate purchases. As of September 30, 2015, $25.0 million of term loan borrowings remained available. The term loans can be expanded provided that (a) no default or event of default exists under the Real Estate Credit Facility; (b) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. The Real Estate Credit Facility is guaranteed by the Company and substantially all of the existing and future domestic subsidiaries of the Company and is secured by the real property owned by the Company that is mortgaged under the Real Estate Credit Facility. The Company capitalized $1.1 million of debt issuance costs related to the Real Estate Credit Facility which are included in Prepaid expenses and other current assets and Other Assets on the accompanying Consolidated Balance Sheet that are being amortized over the term of the facility, $0.2 million of which were still unamortized as of September 30, 2015.
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
The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and is required to repay the aggregate amount outstanding on the maturity dates of the individual property borrowings, ranging, from December 29, 2015 through February 27, 2017. During the nine months ended September 30, 2015, the Company made no additional borrowings and made principal payments of $2.5 million on outstanding borrowings from the Real Estate Credit Facility. As of September 30, 2015, borrowings outstanding under the Real Estate Credit Facility totaled $55.5 million, with $30.9 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.
The Real Estate Credit Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. In addition, the Real Estate Credit Facility requires certain financial covenants that are identical to those contained in the Company’s Revolving Credit Facility. As of September 30, 2015, the Company was in compliance with all applicable covenants and ratios under the Real Estate Credit Facility.
Acquisition Line
See Note 8, "Credit Facilities," for further discussion on the Company's Revolving Credit Facility and Acquisition Line.
Other Real Estate Related and Long-Term Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with four of its manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”) and FMCC, as well as several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.00% and 5.47%, and at variable indexed rates plus a spread between 1.50% and 2.55% per annum. The Company capitalized $1.3 million of related debt issuance costs related to the Real Estate Notes which are included in Prepaid

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expenses and other current assets and Other Assets on the accompanying Consolidated Balance Sheet that are being amortized over the terms of the notes, $0.3 million of which were still unamortized as of September 30, 2015.
The loan agreements with TMCC consist of eight term loans. As of September 30, 2015, $48.5 million was outstanding under the TMCC term loans, with $2.2 million classified as a current maturity of long-term debt. For the nine months ended September 30, 2015, the Company made no additional borrowings and made principal payments of $1.5 million. These loans will mature by August 2022 and provide for monthly payments based on a 20-year amortization schedule. These eight loans are cross-collateralized and cross-defaulted with each other and are cross-defaulted with the Revolving Credit Facility.
The loan agreements with MBFS consist of two term loans. As of September 30, 2015, $26.5 million was outstanding under the MBFS term loans, with $1.2 million classified as a current maturity of long-term debt. For the nine months ended September 30, 2015, the Company made no additional borrowings and made principal payments of $0.8 million. The agreements provide for monthly payments based on a 20-year amortization schedule and will mature by January 2031. These two loans are cross-collateralized and cross-defaulted with each other and are also cross-defaulted with the Revolving Credit Facility.
The loan agreements with BMWFS consist of 14 term loans. As of September 30, 2015, $62.6 million was outstanding under the BMWFS term loans, with $4.6 million classified as a current maturity of long-term debt. For the nine months ended September 30, 2015, the Company made no additional borrowings and made principal payments of $3.3 million. The agreements provide for monthly payments based on a 15-year amortization schedule and will mature by October 2021. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These 14 loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.
The loan agreements with FMCC consist of four term loans. As of September 30, 2015, $34.0 million was outstanding under the FMCC term loans, with $1.5 million classified as a current maturity of long-term debt. For the nine months ended September 30, 2015, the Company made no additional borrowings and made principal payments of $1.1 million. The agreements provide for monthly payments based on a 20-year amortization schedule that will mature by December 2024. These four loans are cross-defaulted with the Revolving Credit Facility.
In addition, agreements with third-party financial institutions consist of 18 term loans for an aggregate principal amount of $121.2 million, to finance real estate associated with the Company’s dealerships. The loans are being repaid in monthly installments that will mature by November 2022. As of September 30, 2015, borrowings under these notes totaled $108.7 million, with $6.1 million classified as a current maturity of long-term debt. For the nine months ended September 30, 2015, the Company made no additional borrowings and made principal payments of $6.5 million. These 18 loans are cross-defaulted with the Revolving Credit Facility.
The Company has entered into separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are being repaid in monthly installments that will mature by September 2034. As of September 30, 2015, borrowings under the U.K. Notes totaled $59.7 million, with $4.6 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the nine months ended September 30, 2015, the Company made additional borrowings and principal payments of $17.4 million and $2.6 million, respectively.
The Company has also entered into a separate term mortgage loan in Brazil with a third-party financial institution to finance the purchase and construction of dealership properties (the "Brazil Note"). The Brazil Note is secured by the Company’s Brazilian properties as purchased and/or constructed, as well as a guarantee from the Company. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of September 30, 2015, borrowings under the Brazil Note totaled $3.7 million, with $0.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
The Company has working capital loan agreements with third-party financial institutions in Brazil that will mature by February 2017. As of September 30, 2015, borrowings under the Brazilian third-party loans totaled $5.5 million classified as long-term debt in the accompanying Consolidated Balance Sheets. For the nine months ended September 30, 2015, the Company made no additional borrowings and principal payments of $9.3 million.
Fair Value of Long-Term Debt
The Company's outstanding 5.00% Notes had a fair value of $539.0 million and $534.9 million as of September 30, 2015 and December 31, 2014, respectively. The Company's fixed interest rate borrowings included in other real estate related and long-term debt totaled $147.3 million and $158.1 million as of September 30, 2015 and December 31, 2014, respectively. The fair value of such fixed interest rate borrowings was $170.8 million and $186.4 million as of September 30, 2015 and December 31, 2014, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2015 and December 31, 2014. The Company determined the estimated fair value of its long-term debt using

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities recorded at fair value in the accompanying balance sheets as of September 30, 2015 and December 31, 2014, respectively, were as follows:

	As of September 30, 2015
	Level 1	Level 2	Total
	(In thousands)
Assets:
Investments	$—	$5,253	$5,253
Demand obligations	$—	$88	$88
Total	$—	$5,341	$5,341
Liabilities:
Interest rate derivative financial instruments	$—	$39,724	$39,724
Total	$—	$39,724	$39,724

	As of December 31, 2014
	Level 1	Level 2	Total
	(In thousands)
Assets:
Investments	$—	$12,283	$12,283
Demand obligations	$—	$20,304	$20,304
Total	$—	$32,587	$32,587
Liabilities:
Interest rate derivative financial instruments	$—	$28,653	$28,653
Total	$—	$28,653	$28,653
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2014	$257,502	$8,157	$38,288	$303,947
Additions through acquisitions	49,432	—	—	49,432
Disposals	(188)	—	—	(188)
Currency translation	—	(193)	(13,235)	(13,428)
BALANCE, September 30, 2015	$306,746	$7,964	$25,053	$339,763

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2014	$700,642	$35,138	$94,597	$830,377	(1)
Additions through acquisitions	115,317	—	—	115,317
Purchase price allocation adjustments	(74)	1,729	—	1,655
Disposals	(1,109)	—	—	(1,109)
Currency translation	—	(885)	(32,698)	(33,583)
Tax adjustments	(18)	—	—	(18)
BALANCE, September 30, 2015	$814,758	$35,982	$61,899	$912,639	(1)
(1) Net of accumulated impairment of $42.4 million.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30, 2015
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2014	$(64,075)	$(17,909)	$(81,984)
Other comprehensive loss before reclassifications:
Pre-tax	(56,902)	(20,651)	(77,553)
Tax effect	—	7,744	7,744
Amounts reclassified from accumulated other comprehensive loss to:
Floorplan interest expense	—	8,306	8,306
Other interest expense	—	1,275	1,275
Tax effect	—	(3,593)	(3,593)
Net current period other comprehensive loss	(56,902)	(6,919)	(63,821)
Balance, September 30, 2015	$(120,977)	$(24,828)	$(145,805)

	Nine Months Ended September 30, 2014
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2013	$(37,827)	$(13,850)	$(51,677)
Other comprehensive loss before reclassifications:
Pre-tax	(7,329)	(9,259)	(16,588)
Tax effect	—	3,472	3,472
Amounts reclassified from accumulated other comprehensive loss to:
Floorplan interest expense	—	7,331	7,331
Other interest expense	—	1,138	1,138
Tax effect	—	(3,176)	(3,176)
Net current period other comprehensive loss	(7,329)	(494)	(7,823)
Balance, September 30, 2014	$(45,156)	$(14,344)	$(59,500)

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. SEGMENT INFORMATION
As of September 30, 2015, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new vehicles, used vehicles, parts and automotive services, finance and insurance products, and collision centers. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segments and therefore the corporate financial results are included within the U.S. reportable segment.
The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by its chief operating decision maker to allocate resources and assess performance. The Company's chief operating decision maker is its Chief Executive Officer.
Reportable segment revenue, income (loss) before income taxes, provision for income taxes and net income (loss) were as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
Total revenues	$2,343,566	$327,431	$129,572	$2,800,569	$6,629,513	$935,139	$395,251	$7,959,903
Income (loss) before income taxes	67,182	5,328	526	73,036	189,773	15,278	(765)	204,286
Provision for income taxes	(26,432)	(1,207)	(136)	(27,775)	(73,085)	(3,215)	(601)	(76,901)
Net income (loss)	40,750	4,121	390	45,261	116,688	12,063	(1,366)	127,385

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
Total revenues	$2,175,605	$252,201	$198,642	$2,626,448	$6,070,827	$751,226	$576,896	$7,398,949
Income (loss) before income taxes	43,146	5,840	(5,117)	43,869	123,474	15,974	(8,172)	131,276
Provision for income taxes	(20,375)	(1,159)	3,827	(17,707)	(57,439)	(2,814)	3,304	(56,949)
Net income (loss) (1)	22,771	4,681	(1,290)	26,162	66,035	13,160	(4,868)	74,327
(1) Includes the following, after tax: loss due to extinguishment of long-term debt of $17.9 million and $38.7 million for the three and nine months ended September 30, 2014, respectively, in the U.S.; asset impairment charges of $2.6 million and $3.6 million for the three and nine months ended September 30, 2014, respectively, in the U.S., and $4.0 million for the three and nine months ended September 30, 2014, in Brazil; gain on real estate and dealership transactions of $8.6 million and $8.9 million for the three and nine months ended September 30, 2014, respectively, in the U.S.; and the tax benefit of deductible goodwill of $3.4 million for the three and nine months ended September 30, 2014, in Brazil.

Reportable segment total assets as of September 30, 2015 and December 31, 2014 were as follows:

	As of September 30, 2015
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,736,130	$378,978	$176,942	$4,292,050

	As of December 31, 2014
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,529,643	$327,644	$284,205	$4,141,492

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes), guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities had they operated on a stand-alone basis.
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,397	$17,571	$—	$21,968
Contracts-in-transit and vehicle receivables, net	—	173,859	31,777	—	205,636
Accounts and notes receivable, net	—	118,137	28,973	—	147,110
Intercompany accounts receivable	—	263,906	—	(263,906)	—
Inventories, net	—	1,438,310	196,111	—	1,634,421
Deferred income taxes	288	12,811	—	—	13,099
Prepaid expenses and other current assets	785	8,000	13,771	—	22,556
Total current assets	1,073	2,019,420	288,203	(263,906)	2,044,790
PROPERTY AND EQUIPMENT, net	—	863,526	115,366	—	978,892
GOODWILL	—	814,759	97,880	—	912,639
INTANGIBLE FRANCHISE RIGHTS	—	306,745	33,018	—	339,763
INVESTMENT IN SUBSIDIARIES	2,162,133	—	—	(2,162,133)	—
OTHER ASSETS	—	8,683	7,283	—	15,966
Total assets	$2,163,206	$4,013,133	$541,750	$(2,426,039)	$4,292,050

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,176,385	$1,128	$—	$1,177,513
Offset account related to floorplan notes payable - credit facility	—	(28,073)	—	—	(28,073)
Floorplan notes payable — manufacturer affiliates	—	253,361	94,296	—	347,657
Offset account related to floorplan notes payable - manufacturer affiliates	—	(20,001)	—	—	(20,001)
Current maturities of long-term debt	—	50,756	5,203	—	55,959
Accounts payable	—	177,270	113,239	—	290,509
Intercompany accounts payable	368,915	—	263,906	(632,821)	—
Accrued expenses	—	137,675	20,608	—	158,283
Total current liabilities	368,915	1,747,373	498,380	(632,821)	1,981,847
LONG-TERM DEBT, net of current maturities	679,158	337,858	67,145	—	1,084,161
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	39,724	—	—	39,724
DEFERRED INCOME TAXES AND OTHER LIABILITIES	—	206,938	10,052	—	216,990
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,115,133	2,050,155	(33,827)	(2,162,133)	969,328
Intercompany note receivable	—	(368,915)	—	368,915	—
Total stockholders’ equity	1,115,133	1,681,240	(33,827)	(1,793,218)	969,328
Total liabilities and stockholders’ equity	$2,163,206	$4,013,133	$541,750	$(2,426,039)	$4,292,050

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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$2,343,567	$457,002	$—	$2,800,569
COST OF SALES:	—	1,995,252	406,935	—	2,402,187
GROSS PROFIT	—	348,315	50,067	—	398,382
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	555	247,054	41,403	—	289,012
DEPRECIATION AND AMORTIZATION EXPENSE	—	10,372	1,439	—	11,811
ASSET IMPAIRMENTS	—	204	712	—	916
INCOME FROM OPERATIONS	(555)	90,685	6,513	—	96,643
OTHER EXPENSE:
Floorplan interest expense	—	(8,963)	(722)	—	(9,685)
Other interest expense, net	648	(12,738)	(1,832)	—	(13,922)
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	93	68,984	3,959	—	73,036
PROVISION FOR INCOME TAXES	(35)	(26,398)	(1,342)	—	(27,775)
EQUITY IN EARNINGS OF SUBSIDIARIES	45,203	—	—	(45,203)	—
NET INCOME (LOSS)	$45,261	$42,586	$2,617	$(45,203)	$45,261
COMPREHENSIVE LOSS	—	(6,158)	(36,307)	—	(42,465)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$45,261	$36,428	$(33,690)	$(45,203)	$2,796

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$6,629,514	$1,330,389	$—	$7,959,903
COST OF SALES:	—	5,624,527	1,181,537	—	6,806,064
GROSS PROFIT	—	1,004,987	148,852	—	1,153,839
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,612	712,265	126,173	—	841,050
DEPRECIATION AND AMORTIZATION EXPENSE	—	30,847	4,594	—	35,441
ASSET IMPAIRMENTS	—	702	1,253	—	1,955
INCOME FROM OPERATIONS	(2,612)	261,173	16,832	—	275,393
OTHER EXPENSE:
Floorplan interest expense	—	(26,439)	(2,607)	—	(29,046)
Other interest expense, net	1,845	(38,534)	(5,372)	—	(42,061)
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(767)	196,200	8,853	—	204,286
BENEFIT (PROVISION) FOR INCOME TAXES	288	(73,375)	(3,814)	—	(76,901)
EQUITY IN EARNINGS OF SUBSIDIARIES	127,864	—	—	(127,864)	—
NET INCOME (LOSS)	$127,385	$122,825	$5,039	$(127,864)	$127,385
COMPREHENSIVE LOSS	—	(6,919)	(56,902)	—	(63,821)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$127,385	$115,906	$(51,863)	$(127,864)	$63,564

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 2014

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$2,175,604	$450,844	$—	$2,626,448
COST OF SALES:	—	1,853,668	398,071	—	2,251,739
GROSS PROFIT	—	321,936	52,773	—	374,709
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	559	220,142	43,532	—	264,233
DEPRECIATION AND AMORTIZATION EXPENSE	—	9,296	1,450	—	10,746
ASSET IMPAIRMENTS	—	4,252	5,121	—	9,373
INCOME FROM OPERATIONS	(559)	88,246	2,670	—	90,357
OTHER EXPENSE:
Floorplan interest expense	—	(8,544)	(1,908)	—	(10,452)
Other interest expense, net	567	(12,264)	(1,549)	—	(13,246)
Loss on extinguishment of long-term debt	—	(22,790)	—	—	(22,790)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	8	44,648	(787)	—	43,869
(PROVISION) BENEFIT FOR INCOME TAXES	(3)	(20,372)	2,668	—	(17,707)
EQUITY IN EARNINGS OF SUBSIDIARIES	26,157	—	—	(26,157)	—
NET INCOME (LOSS)	$26,162	$24,276	$1,881	$(26,157)	$26,162
COMPREHENSIVE INCOME (LOSS)	—	2,366	(21,938)	—	(19,572)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$26,162	$26,642	$(20,057)	$(26,157)	$6,590

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 2014

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$6,070,827	$1,328,122	$—	$7,398,949
COST OF SALES:	—	5,142,382	1,174,588	—	6,316,970
GROSS PROFIT	—	928,445	153,534	—	1,081,979
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,315	660,321	131,125	—	793,761
DEPRECIATION AND AMORTIZATION EXPENSE	—	27,232	4,192	—	31,424
ASSET IMPAIRMENTS	—	5,973	5,121	—	11,094
INCOME FROM OPERATIONS	(2,315)	234,919	13,096	—	245,700
OTHER EXPENSE:
Floorplan interest expense	—	(25,489)	(6,206)	—	(31,695)
Other interest expense, net	1,696	(34,326)	(3,696)	—	(36,326)
Loss on extinguishment of long-term debt	—	(46,403)	—	—	(46,403)
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(619)	128,701	3,194	—	131,276
BENEFIT (PROVISION) FOR INCOME TAXES	232	(57,672)	491	—	(56,949)
EQUITY IN EARNINGS OF SUBSIDIARIES	74,714	—	—	(74,714)	—
NET INCOME (LOSS)	$74,327	$71,029	$3,685	$(74,714)	$74,327
COMPREHENSIVE LOSS	—	(494)	(7,329)	—	(7,823)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$74,327	$70,535	$(3,644)	$(74,714)	$66,504

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$127,385	$93,518	$9,965	$230,868
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(212,252)	—	(212,252)
Proceeds from disposition of franchises, property and equipment	—	8,986	698	9,684
Purchases of property and equipment, including real estate	—	(61,052)	(17,287)	(78,339)
Other	—	6,047	—	6,047
Net cash used in investing activities	—	(258,271)	(16,589)	(274,860)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	5,529,338	—	5,529,338
Repayments on credit facility - floorplan line and other	—	(5,479,152)	—	(5,479,152)
Borrowings on credit facility - acquisition line	584,643	—	—	584,643
Repayment on credit facility - acquisition line	(515,944)	—	—	(515,944)
Principal payments on real estate credit facility	—	(2,505)	—	(2,505)
Borrowings on other debt	—	460	32,915	33,375
Principal payments on other debt	—	(1,157)	(41,772)	(42,929)
Borrowings on debt related to real estate	—	—	22,430	22,430
Principal payments on debt related to real estate	—	(15,843)	(2,693)	(18,536)
Employee stock purchase plan purchases, net of employee tax withholdings	(789)	—	—	(789)
Repurchases of common stock, amounts based on settlement date	(66,746)	—	—	(66,746)
Tax effect from stock-based compensation	—	1,827	—	1,827
Dividends paid	(14,781)	—	—	(14,781)
Borrowings (repayments) with subsidiaries	85,465	(73,365)	(12,100)	—
Investment in subsidiaries	(199,233)	184,168	15,065	—
Net cash (used in) provided by financing activities	(127,385)	143,771	13,845	30,231
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(5,246)	(5,246)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(20,982)	1,975	(19,007)
CASH AND CASH EQUIVALENTS, beginning of period	—	25,379	15,596	40,975
CASH AND CASH EQUIVALENTS, end of period	$—	$4,397	$17,571	$21,968

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2014

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$74,327	$204,887	$(7,378)	$271,836
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(306,467)	(2,790)	(309,257)
Proceeds from disposition of franchises, property and equipment	—	138,546	254	138,800
Purchases of property and equipment, including real estate	—	(85,239)	(6,106)	(91,345)
Other	—	(5,832)	—	(5,832)
Net cash used in investing activities	—	(258,992)	(8,642)	(267,634)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	6,047,392	—	6,047,392
Repayments on credit facility - floorplan line and other	—	(6,086,414)	—	(6,086,414)
Borrowings on credit facility - acquisition line	314,963	—	—	314,963
Repayment on credit facility - acquisition line	(374,989)	—	—	(374,989)
Borrowings on real estate credit facility	—	200	—	200
Principal payments on real estate credit facility	—	(9,081)	—	(9,081)
Net borrowings on 5.00% Senior Unsecured Notes	539,600	—	—	539,600
Debt issue costs	(1,881)	—	—	(1,881)
Repurchase of 3.00% Convertible Notes	(260,074)	—	—	(260,074)
Proceeds from Call/Warrant Unwind related to 3.00% Convertible Notes	32,697	—	—	32,697
Conversion and redemption of 2.25% Convertible Notes	(182,756)	—	—	(182,756)
Borrowings on other debt	—	—	78,710	78,710
Principal payments on other debt	—	—	(70,267)	(70,267)
Borrowings on debt related to real estate	—	52,279	13,349	65,628
Principal payments on debt related to real estate	—	(29,458)	(9,566)	(39,024)
Employee stock purchase plan purchases, net of employee tax withholdings	187	—	—	187
Repurchases of common stock, amounts based on settlement date	(16,947)	—	—	(16,947)
Tax effect from stock-based compensation	—	1,145	—	1,145
Dividends paid	(12,291)	—	—	(12,291)
Borrowings (repayments) with subsidiaries	87,136	(94,311)	7,175	—
Investment in subsidiaries	(199,972)	200,094	(122)	—
Distributions to parent	—	2,118	(2,118)	—
Net cash (used in) provided by financing activities	(74,327)	83,964	17,161	26,798
EFFECT OF EXCHANGE RATE CHANGES ON CASH	26	—	(589)	(563)
NET INCREASE IN CASH AND CASH EQUIVALENTS	26	29,859	552	30,437
CASH AND CASH EQUIVALENTS, beginning of period	—	4,306	15,909	20,215
CASH AND CASH EQUIVALENTS, end of period	$26	$34,165	$16,461	$50,652

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
As of September 30, 2015, we owned and operated 200 franchises, representing 32 brands of automobiles, at 153 dealership locations and 35 collision centers worldwide. We own 152 franchises at 117 dealerships and 28 collision centers in the U.S., 25 franchises at 17 dealerships and six collision centers in the U.K., as well as 23 franchises at 19 dealerships and one collision center in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, Oklahoma, South Carolina and Texas in the U.S., in 15 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo, Parana and Mato Grosso do Sul in Brazil.
Outlook
During the nine months ended September 30, 2015, consumer demand for new and used vehicles in the U.S. improved over the same period in 2014. According to industry experts, the average seasonally adjusted annual rate of sales (“SAAR”) in the U.S. for the nine months ended September 30, 2015 was 17.2 million units, compared to 16.3 million units for the nine months ended September 30, 2014. Industry experts are forecasting a 17.2 million SAAR for the full year 2015. We believe that improving overall economic conditions provide opportunities for us to enhance our operating results as we: (a) expand our new and used vehicle unit sales, improve our sales efficiency and capture market share; (b) continue to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; (c) invest capital where necessary to support our anticipated growth, particularly in our parts and service business; and (d) further leverage our revenue and gross profit growth through the continued implementation of cost efficiencies. Through the first nine months of 2015, we realized improved vehicle sales growth in most of our oil-dependent markets, despite widespread concern about the impact of lower oil prices. We continue to monitor local market conditions and remain prepared to appropriately respond, if we experience weakening in sales activity.
The U.K. economy represents the fifth largest economy in the world. The U.K. automotive sales market continues to outperform the rest of Europe. Vehicle registrations in the U.K. increased 7.1% in the nine months ended September 30, 2015, as compared to the same period a year ago. Sustainable growth is expected for the remainder of 2015 with new vehicle sales continuing to improve.
The Brazilian economy represents the seventh largest economy in the world. At present, the Brazilian economy is facing many challenges. New vehicle registrations in Brazil declined 21.7% during the nine months ended September 30, 2015 as compared to the same period a year ago. Comparatively, we experienced an overall decline of only 8.1%. We expect macro economic conditions in Brazil to remain challenged in the near term and automobile industry sales to continue to be under pressure for the remainder of 2015 and into 2016. Longer term, we remain optimistic for growth and are utilizing a strategy of aligning with growing brands.
In September 2015, Volkswagen admitted that certain of its diesel models were intentionally programmed to meet various regulatory emissions standards only during laboratory emissions testing. On September 29, 2015, Volkswagen announced plans to refit the vehicles affected by the emissions violations. As disclosed in “Item 1A. Risk Factors” of our 2014 Form 10-K, adverse publicity, product defects, vehicle recall campaigns, litigation and unappealing vehicle design related to events such as the Volkswagen/Audi emissions issue may have an adverse impact on the vehicle manufacturer and on our business, dealerships related to those manufacturers, results of operations and financial condition. For the nine months ended

September 30, 2015, the combination of Volkswagen, Audi and Porsche models represented 7.0% of our total new vehicle unit sales.
Our operations have consistently generated positive cash flow in the past, and we believe that our operations will continue to consistently generate positive cash flow in the future. As such, we are focused on maximizing the return that we generate from our invested capital and positioning our balance sheet to take advantage of investment opportunities as they arise. We remain committed to our growth-by-acquisition strategy. We believe that significant opportunities exist to enhance our portfolio with dealership acquisitions in the U.S., U.K. and Brazil that provide appropriate returns on our investment. During the first nine months of 2015, we completed the acquisition of three U.S. dealerships. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders.
We continue to closely scrutinize all planned future capital spending and work closely with our manufacturer partners to make prudent capital investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that our capital spending for the year of 2015 will be less than $125 million.
Financial and Operational Highlights
Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, as well as maintenance and collision repair services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, discretionary spending, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to maintain and repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, as well as maintenance and collision repair services. In addition, our ability to expediently adjust our cost structure in response to changes in new vehicle sales volumes also tempers any negative impact of such volume changes.
In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. For the U.K., the first and third calendar quarters tend to be stronger, driven by the vehicle license plate change months of March and September. For Brazil, we expect higher volumes in the third and fourth calendar quarters. The first quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic condition, manufacturer incentive programs and changes in currency exchange rates, may exaggerate seasonal or cause counter-seasonal fluctuations in our reported revenues and operating income.
For the three months ended September 30, 2015, our total revenues increased 6.6% from 2014 levels to $2.8 billion, primarily reflecting increases in each of our business activities in the U.S. and the U.K., as well as improvements in Brazil on a local currency basis. Tempering these revenue improvements were weaker exchange rates for both the British pound sterling and the Brazilian real. Both the British pound sterling and the Brazilian real weakened versus the U.S. Dollar for the three and nine-month periods ended September 30, 2015, as compared to the same periods a year ago. Total gross profit improved 6.3% to $398.4 million for the third quarter of 2015 over the prior year period, primarily as a result of an 8.2% increase in our U.S. operations, driven by parts and service as well as finance and insurance. We also experienced a 21.5% increase in our U.K. results, attributable to parts and service and new vehicle retail sales. For the nine months ended September 30, 2015, total revenues increased 7.6% from 2014 levels to $8.0 billion and gross profit increased 6.6% over the prior year period to $1.2 billion. Selling, General and Administrative expenses ("SG&A") rose 9.4% in the third quarter of 2015, as compared to the prior year period, primarily as a result of increased variable costs correlated with higher vehicle sales volumes. Operating income increased from 2014 levels by 7.0% to $96.6 million for the three months ended September 30, 2015 and increased by 12.1% to $275.4 million for the nine months ended September 30, 2015. Income before income taxes increased 66.5% to $73.0 million for the third quarter of 2015, and increased 55.6% to $204.3 million for the nine months ended September 30, 2015. For the three months ended September 30, 2015, we experienced a 73.0% increase in net income to $45.3 million and a 82.5% increase in diluted income per share to $1.88 as compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, we experienced a 71.4% increase in net income to $127.4 million and a 86.5% increase in diluted income per share to $5.26 as compared to the nine months ended September 30, 2014. Our results for the three and nine months ended September 30, 2014 were negatively impacted by pre-tax losses of $22.8 million and $46.4 million, respectively, incurred in conjunction with the extinguishment of our 3.00% and 2.25% Notes. For the three and nine months ended September 30, 2015, our weighted average dilutive common shares outstanding decreased 5.3% and 8.1% over the prior year periods to 23.1 million and 23.3 million, respectively. The decreases in weighted average dilutive common shares outstanding was primarily the result of the extinguishment of our 3.00% and 2.25% Notes (as defined below), as well as the repurchase of 886,844 shares of our common stock over the last twelve months. For the nine months ended September 30, 2015 and 2014, our adjusted net cash provided by operations was $229.8 million and $215.1 million, respectively.
Key Performance Indicators
Consolidated Statistical Data
The following table highlights certain of the key performance indicators we use to manage our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unit Sales
Retail Sales
New Vehicle	47,126	44,494	131,130	124,699
Used Vehicle	32,491	28,776	93,913	82,374
Total Retail Sales	79,617	73,270	225,043	207,073
Wholesale Sales	14,926	14,750	43,493	40,764
Total Vehicle Sales	94,543	88,020	268,536	247,837
Gross Margin
New Vehicle Retail Sales	5.0%	5.3%	5.0%	5.4%
Total Used Vehicle Sales	5.7%	6.0%	6.0%	6.7%
Parts and Service Sales	54.8%	52.9%	54.3%	53.0%
Total Gross Margin	14.2%	14.3%	14.5%	14.6%
SG&A(1) as a % of Gross Profit	72.5%	70.5%	72.9%	73.4%
Operating Margin	3.5%	3.4%	3.5%	3.3%
Pretax Margin	2.6%	1.7%	2.6%	1.8%
Finance and Insurance Revenues per Retail Unit Sold	$1,352	$1,325	$1,366	$1,308

(1)	Selling, general and administrative expenses.
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references may be made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.    Our results are impacted by changes in exchange rates relating to our U.K. and Brazil segments. As exchange rates fluctuate, our results of operations as reported in U.S. dollars fluctuate. For example, if the British pound sterling were to weaken against the U.S. dollar, our U.K. results of operations would translate into less U.S. dollar reported results. The British pound sterling weakened against the U.S. dollar as the average exchange rate during the three and nine months ended September 30, 2015 decreased 7.7% and 8.9%, respectively, compared to the same periods in 2014. The Brazilian real weakened against the U.S. dollar, as well, as the average exchange rate during the three and nine months ended September 30, 2015 declined 55.7% and 38.0% as compared to the same periods in 2014.
Our consolidated revenues from new vehicle retail sales increased 5.3% and 5.0% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. This growth was primarily a result of better industry conditions in both the U.S. and U.K., dealership acquisition activity, and the continued execution of key initiatives by our operating team. The U.S. SAAR rose to 18.1 million units in September and to an average of 17.8 and 17.2 million units for the three and nine months ended September 30, 2015, respectively, as compared to 16.8 and 16.3 million units for the same periods in 2014. In the U.K., industry sales increased by 8.6% in September 2015 as compared to the prior year period and for the nine months ended September 30, 2015, registrations in the U.K. increased 7.1% as compared to the same period in 2014. In the U.S. and U.K., our new vehicle retail unit sales rose 4.6% and 38.2%, for the three months ended September 30, 2015, respectively, from 2014 levels. For the nine months ended September 30, 2015, our U.S. and U.K. new vehicle unit sales increased 5.3% and 29.3%, respectively, over the same period a year ago. Our new vehicle growth in the U.S. and U.K. was partially offset by weakening economic conditions in Brazil due to weaker exchange rates, decreased consumer confidence and higher interest rates, as well as dealership dispositions and the negative impact to industry sales from the expiration of the government sponsored auto purchase tax incentive at the end of 2014. Consolidated new vehicle retail gross margin declined 30 basis points to 5.0% for the three months ended September 30, 2015 and 40 basis points to 5.0% for the nine months ended September 30, 2015, as compared to the same periods in 2014, primarily reflecting the competitive selling environments in both the U.S. and U.K. markets in which we operate.

Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. The improving industry conditions in the U.S. and U.K. that have benefited new vehicle sales also supported used vehicle demand. As a result, our revenues from used vehicle retail sales increased 11.6% for the three months ended September 30, 2015, as compared to the same period in 2014. This increase was driven by the U.S. and U.K. which experienced increases of 11.9% and 27.3%, respectively, but were partially offset by a 30.0% decline in Brazil, as the result of weaker exchange rates in 2015. On a local currency basis, Brazil's used vehicle retail revenues increased 8.1% as compared to the third quarter of last year. Used vehicle retail gross profit increased for the three months ended September 30, 2015, primarily as a result of growth in used vehicle retail unit sales of 12.9%, reflecting increases of 11.0%, 35.2% and 2.9% in the U.S., U.K. and Brazil, respectively. These improvements in used vehicle retail unit sales were partially offset by a decline in used vehicle retail gross profit per retail unit ("PRU") of 6.9% for the three months ended September 30, 2015, reflecting declines of 3.3%, 17.7% and 54.0% in the U.S., U.K. and Brazil respectively as compared to the same period in 2014. For the nine months ended September 30, 2015, revenues from used vehicle retail sales increased 14.3% as compared to the same period in 2014 driven by increases of 15.4% and 25.5% in the U.S. and U.K., respectively, but were partially offset by a decline in Brazil of 29.8%. Used vehicle retail gross profit increased 4.5%, for the nine months ended September 30, 2015, as compared to the same period in 2014 driven by increases in used vehicle retail units sales of 14.0%. These improvements in used vehicle retail unit sales were partially offset by a decline in used vehicle retail gross profit PRU of 8.3% as a result of declines of 6.0%, 16.6% and 43.7% in the U.S., U.K., and Brazil, respectively. On a regional basis, used vehicle retail gross profit increased 6.4% and 11.7% in the U.S. and U.K., respectively, which was partially offset by a 50.9% decline in Brazil.
Our parts and service sales increased 4.0% and 5.3% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. This growth was driven by increases in all aspects of our business: warranty parts and service, wholesale parts, customer-pay parts and service, and collision. Generally, this is due to the execution of key management initiatives, dealership acquisition activity, an increase in the number of units being recalled, and an increase in the number of the late-model vehicles in operation, which tend to more consistently return to the dealership for warranty, maintenance and repair services. Specifically, during the first nine months of 2015, our warranty parts and service revenues were bolstered from high volume recall campaigns by manufacturers in each of our segments, including BMW, Toyota, Honda, Acura and our U.S. domestic brands. Additionally, as manufacturer paid maintenance programs continue to expand in the U.S., there is an ongoing shift of business from customer-pay to warranty. The increase in our collision sales was the result of enhanced operational processes, the addition of technicians to add operating capacity and the expansion of our relationships with insurance providers. The increase in our customer-pay and parts wholesales revenues was driven by the U.S. primarily as a result of the execution of management initiatives and dealership acquisition activity. Our parts and service gross margin increased 190 and 130 basis points for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 driven primarily by improvements in the U.S. parts and service gross margin of 180 and 120 basis points for the three and nine month periods of 2015, respectively, as compared to 2014. These increases in gross margin were primarily due to improved profitability in our customer-pay and warranty parts and service business as well as higher volume of internal work between the parts and service departments of our dealerships and the new and used vehicle departments, which was generated by improved new and used retail vehicle sales volumes.
Our consolidated finance and insurance revenues PRU sold increased $27 and $58 for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, primarily as a result of increased income per contract and penetration rates from most of our major U.S. product offerings.
Our total consolidated gross margin decreased 10 basis points for both the three and nine months ended September 30, 2015 to 14.2% and 14.5% , respectively, as compared to the same periods in 2014. Improvements in the parts and service, as well as finance and insurance sectors of our business were more than offset by new and used retail vehicle results.
Our consolidated SG&A expenses increased in absolute dollars for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, primarily as a result of dealership acquisitions, as well as the correlation to vehicle sales volumes. Our consolidated SG&A expenses as a percentage of gross profit increased by 200 basis points to 72.5% for the third quarter of 2015, as compared to the same period a year ago, primarily as a result of a $14.3 million pretax gain recognized in the third quarter of 2014 relative to dealership disposition transactions. For the nine months ended September 30, 2015, our consolidated SG&A expenses as a percentage of gross profit fell 50 basis points to 72.9%, as compared to the same period in 2014, primarily reflecting leverage of our cost structure realized with the improved revenue and gross profit.
The combination of all of these factors, including non-cash asset impairments of $0.9 million and $2.0 million for the three and nine months ended September 30, 2015, respectively, resulted in an operating margin of 3.5% for both periods in 2015. This reflects a 10 and 20 basis-point improvement in the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.

For the three and nine months ended September 30, 2015, floorplan interest expense decreased 7.3% and 8.4%, respectively, as compared to the same periods in 2014. This decline was primarily driven by Brazil, as a result of improvements in vehicle inventory management processes and the change in exchange rates between periods. Other interest expense, net increased 5.1% and 15.8% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, primarily attributable to interest incurred on our 5.00% Notes offerings. The vast majority of the proceeds from the 5.00% Notes offerings were used to extinguish our 2.25% and our 3.00% Notes (each defined below) during the second and third quarters of 2014.
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
Results of Operations
The "Same Store" amounts presented below include the results of dealerships for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. The following table summarizes our combined Same Store results for the three months and nine months ended September 30, 2015, as compared to 2014. Same Store results also include the activities of our corporate headquarters.

Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
Revenues
New vehicle retail	$1,514,167	3.5%	$1,463,601	$4,159,629	2.2%	$4,069,351
Used vehicle retail	650,459	9.2%	595,477	1,836,722	9.2%	1,682,086
Used vehicle wholesale	87,497	(9.4)%	96,628	263,687	(2.8)%	271,300
Parts and service	288,631	3.3%	279,378	835,668	4.1%	802,947
Finance, insurance and other	103,835	9.1%	95,158	289,347	9.5%	264,342
Total revenues	$2,644,589	4.5%	$2,530,242	$7,385,053	4.2%	$7,090,026
Cost of Sales
New vehicle retail	$1,439,526	3.9%	$1,386,078	$3,953,688	2.6%	$3,851,704
Used vehicle retail	605,789	9.7%	552,098	1,707,895	10.0%	1,552,471
Used vehicle wholesale	89,197	(8.9)%	97,877	263,251	(1.9)%	268,361
Parts and service	130,634	(0.2)%	130,926	383,778	1.9%	376,661
Total cost of sales	$2,265,146	4.5%	$2,166,979	$6,308,612	4.3%	$6,049,197
Gross profit	$379,443	4.5%	$363,263	$1,076,441	3.4%	$1,040,829
SG&A	$274,596	3.6%	$265,080	$784,031	2.5%	$764,546
Depreciation and amortization expenses	$11,331	9.3%	$10,367	$33,239	10.8%	$30,012
Floorplan interest expense	$9,204	(10.1)%	$10,236	$27,442	(10.8)%	$30,753
Gross Margin
New vehicle retail	4.9%		5.3%	5.0%		5.3%
Total used vehicle	5.8%		6.1%	6.2%		6.8%
Parts and service	54.7%		53.1%	54.1%		53.1%
Total gross margin	14.3%		14.4%	14.6%		14.7%
SG&A as a % of gross profit	72.4%		73.0%	72.8%		73.5%
Operating margin	3.5%		3.5%	3.5%		3.4%
Finance and insurance revenues per retail unit sold	$1,361	1.3%	$1,344	$1,368	3.1%	$1,327
The discussion that follows provides explanation for the variances noted above. Each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the three and nine months ended September 30, 2015 and 2014.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
Retail Unit Sales
Same Stores
U.S.	37,132	4.4%	35,567	101,468	4.1%	97,436
U.K.	4,494	19.1%	3,773	12,338	10.7%	11,144
Brazil	3,511	1.3%	3,465	9,874	(8.1)%	10,746
Total Same Stores	45,137	5.4%	42,805	123,680	3.6%	119,326
Transactions	1,989		1,689	7,450		5,373
Total	47,126	5.9%	44,494	131,130	5.2%	124,699
Retail Sales Revenues
Same Stores
U.S.	$1,272,198	6.0%	$1,199,736	$3,477,534	5.6%	$3,292,040
U.K.	151,967	12.7%	134,858	410,135	3.2%	397,264
Brazil	90,002	(30.2)%	129,007	271,960	(28.4)%	380,047
Total Same Stores	1,514,167	3.5%	1,463,601	4,159,629	2.2%	4,069,351
Transactions	87,046		57,645	308,571		186,795
Total	$1,601,213	5.3%	$1,521,246	$4,468,200	5.0%	$4,256,146
Gross Profit
Same Stores
U.S.	$59,341	(1.0)%	$59,963	$161,991	(3.1)%	$167,156
U.K.	9,572	2.9%	9,303	25,708	(4.2)%	26,844
Brazil	5,728	(30.6)%	8,257	18,242	(22.9)%	23,647
Total Same Stores	74,641	(3.7)%	77,523	205,941	(5.4)%	217,647
Transactions	4,851		2,707	19,412		10,335
Total	$79,492	(0.9)%	$80,230	$225,353	(1.2)%	$227,982
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,598	(5.2)%	$1,686	$1,596	(7.0)%	$1,716
U.K.	$2,130	(13.6)%	$2,466	$2,084	(13.5)%	$2,409
Brazil	$1,631	(31.6)%	$2,383	$1,847	(16.1)%	$2,201
Total Same Stores	$1,654	(8.7)%	$1,811	$1,665	(8.7)%	$1,824
Transactions	$2,439		$1,603	$2,606		$1,924
Total	$1,687	(6.4)%	$1,803	$1,719	(6.0)%	$1,828
Gross Margin
Same Stores
U.S.	4.7%		5.0%	4.7%		5.1%
U.K.	6.3%		6.9%	6.3%		6.8%
Brazil	6.4%		6.4%	6.7%		6.2%
Total Same Stores	4.9%		5.3%	5.0%		5.3%
Transactions	5.6%		4.7%	6.3%		5.5%
Total	5.0%		5.3%	5.0%		5.4%

Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
Toyota/Scion/Lexus	12,493	(0.7)%	12,580	34,788	2.6%	33,893
Ford/Lincoln	5,439	17.1%	4,644	15,068	9.3%	13,785
Honda/Acura	5,205	13.4%	4,591	14,256	9.7%	12,998
BMW/MINI	4,603	4.0%	4,426	12,899	0.9%	12,785
Nissan	3,761	(5.4)%	3,974	11,066	(4.4)%	11,573
Chevrolet/GMC/Buick/Cadillac	3,295	13.4%	2,905	7,688	5.7%	7,273
Volkswagen/Audi/Porsche	2,948	12.8%	2,613	7,874	3.5%	7,605
Hyundai/Kia	2,675	5.6%	2,534	7,177	6.0%	6,768
Chrysler/Dodge/Jeep/RAM	2,163	10.9%	1,950	6,060	9.5%	5,533
Mercedes-Benz/smart/Sprinter	1,571	(4.3)%	1,642	4,327	(2.9)%	4,454
Other	984	4.0%	946	2,477	(6.8)%	2,659
Total	45,137	5.4%	42,805	123,680	3.6%	119,326
Overall, the U.S. industry new vehicle sales rose in September 2015 to a seasonally adjusted annual selling rate of 18.1 million units and has risen from an average of 16.8 million units for the three months ended September 30, 2014 to 17.8 million units for the three months ended September 30, 2015. Coupled with the focus that we have placed on capturing market share by improving our dealership sales processes, we continued to realize new vehicle retail sales growth during the three months ended September 30, 2015 as compared to the same period in 2014. In total, our Same Store new vehicle retail unit sales improved in many of our major brands highlighted by a 17.1% improvement in Ford/Lincoln, a 13.4% increase in Honda/Acura and a 13.4% increase in Chevrolet/GMC/Buick/Cadillac. These improvements were primarily driven by our Same Store U.S. operations that grew new vehicle retail unit sales by 4.4% for the three months ended September 30, 2015, led by increases of 12.6% in Ford/Lincoln, 13.4% in Chevrolet/GMC/Buick/Cadillac, 10.9% in Chrysler/Dodge/Jeep/RAM, 4.4% in Honda/Acura and 5.6% in Hyundai/Kia, as compared to the same period in 2014. We also generated improvements in our Same Store new vehicle unit sales in the U.K. during the third quarter of 2015 driven by increases of 38.8% in Ford, 16.3% in Audi, and a 11.7% in BMW/MINI as compared to 2014. And, in Brazil, we realized a 1.3% improvement in our Same Store new vehicle unit sales during the third quarter of 2015 compared to the same period in 2014, driven by a 37.2% increase in our Honda brand. For the nine months ended September 30, 2015, as compared to the same period in 2014, total Same Store new vehicle retail unit sales improved 3.6%, driven by the increased unit sales of 4.1% in the U.S. and 10.7% in the U.K., which was partially offset by an 8.1% decrease in Brazil. The decline in Brazil was primarily due to decreased consumer confidence, higher interest rates and the negative impact to industry sales caused by the expiration of the government sponsored auto purchase tax incentive at the end of 2014.
Our total Same Store revenues from new vehicle retail sales increased 3.5% for the three months ended September 30, 2015, as compared to the same period in 2014. This increase was driven by the 4.4% increase in new vehicle retail unit sales in the U.S. highlighted above, coupled with a 1.6% increase in our U.S. Same Store average retail sales price to $34,261. The increase in our U.S. Same Store average retail sales price for the quarter ended September 30, 2015 was partially a result of a mix shift in sales from cars to trucks. U.S. new vehicle retail truck sales represented 50.6% of total Same Store new vehicle retail units sold, as compared to 47.3% for the same period last year. The increase in total Same Store new vehicle retail revenues was also driven by the U.K. where Same Store new vehicle revenues increased by 12.7%. This increase was the result of a 19.1% increase in new vehicle retail sales units partially offset by a 5.4% decline in the average new vehicle retail sales price. The decline in the average sales price was driven by the change in exchange rates between periods. On a local currency basis, our U.K. Same Store average new vehicle retail sales price improved 1.5%. Partially offsetting these increases in the U.S and U.K. was a 30.2% decline in Brazil Same Store new vehicle retail revenues, which can be more than explained by the change in the currency exchange rates between periods. On a local currency basis, our Same Store new vehicle revenues for Brazil increased by 7.4% over the comparable period a year ago, driven by a 6.0% increase in Same Store new vehicle average sales price, coupled with a 1.3% increase in Same Store new vehicle retail units sales. For the nine months ended September 30, 2015, as compared to the same period a year ago, total Same Store new vehicle sales revenues increased by 2.2%, primarily driven by a 5.6% and 3.2% increase in the U.S. and U.K. Same Store new vehicle revenues, respectively. This increase was partially offset by a 28.4% decline in new vehicle sales revenues from Brazil, explained by an 8.1% decrease in new vehicle unit sales and weaker exchange rates in 2015 as compared to 2014. The increase in U.S. Same Store new vehicle revenues was primarily driven by a 4.1% Same Store new vehicle unit sales growth, as well as a 1.4% increase in the average new vehicle retail sales price. In the U.K., the increase in Same Store new vehicle revenues was primarily driven by a 10.7% Same Store new vehicle unit sales growth. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Our total Same Store new vehicle gross profit decreased 3.7% for the three months ended September 30, 2015, as compared to the same period in 2014. In the U.S., Same Store new vehicle gross profit declined 1.0%, explained by a 5.2% decline in gross profit PRU to $1,598. Strong competition among U.S. dealerships for new vehicle sales, particularly car-centric, volume import brands, continued during the third quarter of 2015 and caused downward margin pressure. Same Store new vehicle gross profit in the U.K. increased 2.9%, as the increase in new vehicle sales volume was partially offset by a decline in gross profit PRU of 13.6% to $2,130. The decline in the U.K. gross profit PRU is partially explained by the change in exchange rate between periods, as on a local currency basis Same Store new vehicle gross profit PRU declined by 7.7%. In Brazil, Same Store new vehicle gross profit declined 30.6% and gross profit PRU declined 31.6%. The decrease in gross profit and gross profit PRU in Brazil can be explained by the change in the exchange rate between periods. On a local currency basis, Same Store new vehicle gross profit increased 6.2%, reflecting the increase in retail units and a 4.8% increase in gross profit PRU, primarily from our Honda and Nissan brands. As a result, our total Same Store new vehicle gross margin for the three months ended September 30, 2015 as compared to the same period in 2014 declined 40 basis points from 5.3% to 4.9%. For the nine months ended September 30, 2015, as compared to the same period a year ago, total Same Store new vehicle gross profit decreased by 5.4%, reflecting decreases of 3.1% in the U.S., 4.2% in the U.K. and 22.9% in Brazil. This resulted in a 30 basis point decline in our total Same Store new vehicle gross margin to 5.0% for the nine months ended September 30, 2015, as compared to 5.3% in the same period in 2014.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the three months ended September 30, 2015 and 2014 was $13.5 million and $12.1 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 87.3% in the first quarter of 2013 to 139.9% in the third quarter of 2015. In the U.S., manufacturer's interest assistance was 148.9% of floorplan interest expense in the third quarter of 2015.
We increased our new vehicle inventory levels by $5.0 million, or 0.4%, from $1,137.5 million as of December 31, 2014 to $1,142.4 million as of September 30, 2015. We increased our new vehicle inventory levels by $57.0 million, or 5.2%, from $1,085.5 million as of September 30, 2014. This increase was primarily in response to an improved selling environment in both the U.S. and U.K. and the acquisition of additional dealerships. Our consolidated days' supply of new vehicle inventory was 61 days as of September 30, 2015, which is down from 63 days on December 31, 2014 and down from 66 days as of September 30, 2014.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
Retail Unit Sales
Same Stores
U.S.	26,756	10.3%	24,261	75,199	10.1%	68,295
U.K.	3,153	19.0%	2,649	9,302	14.7%	8,108
Brazil	1,228	15.3%	1,065	3,379	(4.1)%	3,523
Total Same Stores	31,137	11.3%	27,975	87,880	10.0%	79,926
Transactions	1,354		801	6,033		2,448
Total	32,491	12.9%	28,776	93,913	14.0%	82,374
Retail Sales Revenues
Same Stores
U.S.	$552,722	11.0%	$497,814	$1,549,938	11.9%	$1,384,939
U.K.	77,395	10.3%	70,164	225,908	5.1%	214,900
Brazil	20,342	(26.0)%	27,499	60,876	(26.0)%	82,247
Total Same Stores	650,459	9.2%	595,477	1,836,722	9.2%	1,682,086
Transactions	37,178		20,447	156,402		60,985
Total	$687,637	11.6%	$615,924	$1,993,124	14.3%	$1,743,071
Gross Profit
Same Stores
U.S.	$39,733	6.0%	$37,492	$114,268	2.2%	$111,843
U.K.	4,048	(2.8)%	4,166	11,868	(6.4)%	12,684
Brazil	889	(48.3)%	1,721	2,691	(47.1)%	5,088
Total Same Stores	44,670	3.0%	43,379	128,827	(0.6)%	129,615
Transactions	1,912		932	9,936		3,163
Total	$46,582	5.1%	$44,311	$138,763	4.5%	$132,778
Gross Profit per Unit Sold
Same Stores
U.S.	$1,485	(3.9)%	$1,545	$1,520	(7.2)%	$1,638
U.K.	$1,284	(18.4)%	$1,573	$1,276	(18.4)%	$1,564
Brazil	$724	(55.2)%	$1,616	$796	(44.9)%	$1,444
Total Same Stores	$1,435	(7.5)%	$1,551	$1,466	(9.6)%	$1,622
Transactions	$1,412		$1,164	$1,647		$1,292
Total	$1,434	(6.9)%	$1,540	$1,478	(8.3)%	$1,612
Gross Margin
Same Stores
U.S.	7.2%		7.5%	7.4%		8.1%
U.K.	5.2%		5.9%	5.3%		5.9%
Brazil	4.4%		6.3%	4.4%		6.2%
Total Same Stores	6.9%		7.3%	7.0%		7.7%
Transactions	5.1%		4.6%	6.4%		5.2%
Total	6.8%		7.2%	7.0%		7.6%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
Wholesale Unit Sales
Same Stores
U.S.	11,224	(3.6)%	11,645	31,532	1.0%	31,229
U.K.	2,328	6.6%	2,183	7,146	9.3%	6,539
Brazil	401	(11.7)%	454	1,265	(12.3)%	1,443
Total Same Stores	13,953	(2.3)%	14,282	39,943	1.9%	39,211
Transactions	973		468	3,550		1,553
Total	14,926	1.2%	14,750	43,493	6.7%	40,764
Wholesale Sales Revenues
Same Stores
U.S.	$66,731	(7.8)%	$72,359	$197,083	(0.4)%	$197,854
U.K.	19,303	(8.6)%	21,110	60,167	(3.4)%	62,304
Brazil	1,463	(53.7)%	3,159	6,437	(42.2)%	11,142
Total Same Stores	87,497	(9.4)%	96,628	263,687	(2.8)%	271,300
Transactions	12,986		3,719	38,499		13,191
Total	$100,483	0.1%	$100,347	$302,186	6.2%	$284,491
Gross Profit
Same Stores
U.S.	$(1,745)	33.7%	$(1,305)	$142	(93.2)%	$2,101
U.K.	(48)	(72.6)%	(175)	(169)	3,280.0%	(5)
Brazil	93	(59.7)%	231	463	(45.1)%	843
Total Same Stores	(1,700)	36.1%	(1,249)	436	(85.2)%	2,939
Transactions	(135)		(47)	(526)		118
Total	$(1,835)	41.6%	$(1,296)	$(90)	(102.9)%	$3,057
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$(155)	38.4%	$(112)	$5	(92.5)%	$67
U.K.	$(21)	(73.8)%	$(80)	$(24)	2,300.0%	$(1)
Brazil	$232	(54.4)%	$509	$366	(37.3)%	$584
Total Same Stores	$(122)	40.2%	$(87)	$11	(85.3)%	$75
Transactions	$(139)		$(100)	$(148)		$76
Total	$(123)	39.8%	$(88)	$(2)	(102.7)%	$75
Gross Margin
Same Stores
U.S.	(2.6)%		(1.8)%	0.1%		1.1%
U.K.	(0.2)%		(0.8)%	(0.3)%		—%
Brazil	6.4%		7.3%	7.2%		7.6%
Total Same Stores	(1.9)%		(1.3)%	0.2%		1.1%
Transactions	(1.0)%		(1.3)%	(1.4)%		0.9%
Total	(1.8)%		(1.3)%	—%		1.1%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
Used Vehicle Unit Sales
Same Stores
U.S.	37,980	5.8%	35,906	106,731	7.2%	99,524
U.K.	5,481	13.4%	4,832	16,448	12.3%	14,647
Brazil	1,629	7.2%	1,519	4,644	(6.5)%	4,966
Total Same Stores	45,090	6.7%	42,257	127,823	7.3%	119,137
Transactions	2,327		1,269	9,583		4,001
Total	47,417	8.9%	43,526	137,406	11.6%	123,138
Sales Revenues
Same Stores
U.S.	$619,453	8.6%	$570,173	$1,747,021	10.4%	$1,582,793
U.K.	96,698	5.9%	91,274	286,075	3.2%	277,204
Brazil	21,805	(28.9)%	30,658	67,313	(27.9)%	93,389
Total Same Stores	737,956	6.6%	692,105	2,100,409	7.5%	1,953,386
Transactions	50,164		24,166	194,901		74,176
Total	$788,120	10.0%	$716,271	$2,295,310	13.2%	$2,027,562
Gross Profit
Same Stores
U.S.	$37,988	5.0%	$36,187	$114,410	0.4%	$113,944
U.K.	4,000	0.2%	3,991	11,699	(7.7)%	12,679
Brazil	982	(49.7)%	1,952	3,154	(46.8)%	5,931
Total Same Stores	42,970	2.0%	42,130	129,263	(2.5)%	132,554
Transactions	1,777		885	9,410		3,281
Total	$44,747	4.0%	$43,015	$138,673	2.1%	$135,835
Gross Profit per Unit Sold
Same Stores
U.S.	$1,000	(0.8)%	$1,008	$1,072	(6.4)%	$1,145
U.K.	$730	(11.6)%	$826	$711	(17.9)%	$866
Brazil	$603	(53.1)%	$1,285	$679	(43.1)%	$1,194
Total Same Stores	$953	(4.4)%	$997	$1,011	(9.2)%	$1,113
Transactions	$764		$697	$982		$820
Total	$944	(4.5)%	$988	$1,009	(8.5)%	$1,103
Gross Margin
Same Stores
U.S.	6.1%		6.3%	6.5%		7.2%
U.K.	4.1%		4.4%	4.1%		4.6%
Brazil	4.5%		6.4%	4.7%		6.4%
Total Same Stores	5.8%		6.1%	6.2%		6.8%
Transactions	3.5%		3.7%	4.8%		4.4%
Total	5.7%		6.0%	6.0%		6.7%
In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory.
Our total Same Store used vehicle retail revenues increased 9.2% for the three months ended September 30, 2015, as compared to the same period in 2014, reflecting a 11.3% increase in total Same Store used vehicle retail unit sales, partially offset by a 1.9% decrease in average used vehicle retail selling price to $20,890. The U.S. and U.K. generated growth in Same Store used vehicle retail revenues, led by an increase of $54.9 million, or 11.0%, in the U.S., reflecting a 0.7%, or $139, increase in average used vehicle retail sales price and a 10.3% increase in used vehicle retail unit sales. In the U.K., Same Store used vehicle retail revenues increased by $7.2 million, or 10.3%, driven by a 19.0% increase in Same Store used vehicle retail unit sales. This increase in Same Store used vehicle retail unit sales was partially offset by a 7.3% decline in average used vehicle retail sales price, which is primarily explained by the change in currency exchange rates. On a local currency basis, Same Store average used vehicle retail sales price remained about flat for three months ended September 30, 2015 as compared to the same period in 2014. In Brazil, our Same Store used vehicle retail revenues decreased by 26.0% driven by a 35.8% decline in the average used vehicle retail sales price, which was offset by a 15.3% improvement in used vehicle retail unit sales. The decline in Same Store average used vehicle sales price can primarily be explained by the change in the exchange rate. On a local currency basis, Same Store average used vehicle sales price remained about flat for the three months ended September 30, 2015 as compared to the same period last year. For the nine months ended September 30, 2015, our total Same Store used vehicle retail revenues improved 9.2%, primarily as a result of a 10.0% increase in used vehicle retail unit sales. Our average used vehicle retail sales price remained relatively flat, as compared to the same period in 2014.
In total, our Same Store used vehicle retail total gross profit for the three months ended September 30, 2015 increased 3.0%, as compared to the same period in 2014, reflecting an improvement in the U.S. In the U.S., Same Store used vehicle retail gross profit increased 6.0%, driven by a 10.3% improvement in used vehicle retail unit sales, which was partially offset by a decline in used vehicle gross profit PRU of $60, or 3.9%. This decline in Same Store used vehicle retail gross profit PRU in the U.S. was primarily a result of the competitiveness of the selling environment in the markets in which we operate. In the U.K., Same Store used vehicle retail gross profit declined 2.8% explained by the change in the exchange rates between periods. On a local currency basis, Same Store used vehicle retail gross profit improved 4.5%. This improvement was driven by a 19.0% increase in the Same Store used vehicle retail units, and was partially offset by a 12.2% decrease in the Same Store gross profit PRU on a local currency basis. In Brazil, the decrease of 48.3% in Same Store used vehicle retail gross profit resulted from a $892, or 55.2%, decline in the Same Store used vehicle retail gross profit PRU, but was partially offset by a 15.3% improvement in Same Store used vehicle retail unit sales. For the nine months ended September 30, 2015, our total Same Store used vehicle retail gross profit declined 0.6%, or $0.8 million, as a 9.6% decrease in used vehicle retail gross profit PRU was largely offset by a 10.0% improvement in used vehicle retail unit sales, as compared to the same period in 2014.
Our U.S. Same Store CPO volume increased 1.2% to 6,935 units sold for the three months ended September 30, 2015, as compared to the same period of 2014. As a percentage of the U.S. Same Store used vehicle retail unit sales, CPO units decreased 240 basis points to 25.9% for the third quarter of 2015, as compared to the same period in 2014. CPO units sold represented 27.9% of U.S. Same Store used vehicle retail units sold for the nine months ended September 30, 2015, as compared to 27.6% for the same period in 2014.
During the three months ended September 30, 2015, total Same Store wholesale used vehicle revenue decreased 9.4% as compared to the same period in 2014 driven by declines in all three reportable segments. In the U.S., the decrease in wholesale used vehicle revenue for the three months ended September 30, 2015 was the result of a 4.3% decline in the Same Store used vehicle wholesale average sales price, coupled with a 3.6% decline in Same Store wholesale used vehicle unit sales, as compared to the same period last year. In the U.K., for the quarter ended September 30, 2015, the decline in Same Store wholesale used vehicle revenue of 8.6% was the result of a 14.3% decline in the Same Store used vehicle wholesale average sales price, which was partially offset by a 6.6% increase in Same Store wholesale used vehicle unit sales, as compared to the same period last year. In Brazil, Same Store used vehicle wholesale revenue declined 53.7% as a result of a decrease in Same Store used vehicle wholesale average sales price of 47.6%, coupled with a decline of 11.7% in Same Store wholesale used vehicle unit sales.
Our total Same Store used vehicle wholesale gross profit declined 36.1% from a loss of $1.2 million for the three months ended September 30, 2014 to a loss of $1.7 million for the comparable period in 2015. This decline was driven by a 40.2%, or $35, decrease in our Same Store used vehicle wholesale gross profit per unit from a loss of $87 per unit to a loss of $122 per unit, offset by a 2.3% decrease in our Same Store used vehicle wholesale unit sales for the quarter ended September 30, 2015 as compared to the same period in 2014. The decrease in the Same Store wholesale used vehicle gross profit was driven by declines in the U.S. and Brazil partially offset by an improvement in the U.K. The decline in the U.S. for the three months ended September 30, 2015 was driven by 38.4% decrease in Same Store wholesale gross profit per unit, offset by a 3.6% decrease in the wholesale used vehicle unit sales as compared to the same period in 2014. In Brazil, the decline was driven by a decrease in Same Store used vehicle wholesale gross profit per unit of 54.4%, coupled with an 11.7% decrease in wholesale used vehicle unit sales. In the U.K., the improvement in the Same Store gross profit was driven by $59, or 73.8%, increase in the used vehicle wholesale gross profit per unit from a loss of $80 for the third quarter of 2014 to a loss of $21 for the third quarter of 2015, coupled with an increase of 6.6% in wholesale used vehicle unit sales over the comparable periods.
For the nine months ended September 30, 2015, total Same Store wholesale used vehicle revenue decreased 2.8%, driven by an 4.6% decline in the average wholesale used vehicle selling price, which was partially offset by a 1.9% increase in total wholesale used vehicle unit sales, as compared to the same period in 2014. Total Same Store wholesale used vehicle gross profit declined 85.2%, driven by 85.3% decrease in the Same Store wholesale used vehicle gross profit per unit, which was partially offset by the increase in Same Store wholesale used vehicle unit sales.
As of September 30, 2015, we increased our used vehicle inventory levels by $40.3 million, or 15.8%, from December 31, 2014 and by $44.9 million, or 18.0%, from September 30, 2014 to $295.3 million, primarily in response to continued improvement in the used vehicle selling environment in the U.S. and U.K. Our consolidated days' supply of used vehicle inventory remained flat at 33 days, as of September 30, 2015, as compared to December 31, 2014 and was up from 31 days at September 30, 2014.
Parts and Service Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
Parts and Services Revenue
Same Stores
U.S.	$255,710	6.6%	$239,943	$735,509	6.7%	$689,284
U.K.	20,728	(2.6)%	21,272	60,632	(3.5)%	62,838
Brazil	12,193	(32.9)%	18,163	39,527	(22.2)%	50,825
Total Same Stores	288,631	3.3%	279,378	835,668	4.1%	802,947
Transactions	14,926		12,438	53,271		41,393
Total	$303,557	4.0%	$291,816	$888,939	5.3%	$844,340
Gross Profit
Same Stores
U.S.	$141,020	9.4%	$128,879	$400,502	8.4%	$369,343
U.K.	11,898	1.3%	11,748	34,480	(0.5)%	34,651
Brazil	5,079	(35.1)%	7,825	16,908	(24.2)%	22,292
Total Same Stores	157,997	6.4%	148,452	451,890	6.0%	426,286
Transactions	8,467		5,897	30,469		20,975
Total	$166,464	7.8%	$154,349	$482,359	7.8%	$447,261
Gross Margin
Same Stores
U.S.	55.1%		53.7%	54.5%		53.6%
U.K.	57.4%		55.2%	56.9%		55.1%
Brazil	41.7%		43.1%	42.8%		43.9%
Total Same Stores	54.7%		53.1%	54.1%		53.1%
Transactions	56.7%		47.4%	57.2%		50.7%
Total	54.8%		52.9%	54.3%		53.0%
Our total Same Store parts and service revenues increased 3.3% to $288.6 million for the three months ended September 30, 2015, as compared to the same period in 2014, primarily driven by growth in the U.S. For the three months ended September 30, 2015, our U.S. Same Store parts and service revenue increased 6.6%, or $15.8 million, reflecting a 13.4% increase in collision revenue, an 8.2% increase in warranty parts and service revenues, a 3.7% increase in customer-pay parts and service revenue, and a 6.6% increase in wholesale parts revenues, when compared to the same period in 2014. The increase in warranty parts and service revenue was primarily driven by high volume recall campaigns from BMW, Honda, Chrysler, Toyota and Nissan that occurred during the third quarter of 2015. In addition, as manufacturer-paid maintenance programs expand in the U.S., a shift of business from our customer-pay to our warranty segment continues. The increase in collision revenue was primarily attributable to strategic initiatives that continue to enhance our operational processes, the addition of technicians to add operating capacity and the expansion of partnerships with insurance companies relating to direct repair programs. The U.S. growth in customer-pay parts and service revenue was supported by the progress we are making in adding service technicians. Since September 2014, we have added over one hundred service technicians.
Our U.K. Same Store parts and service revenues decreased 2.6%, or $0.5 million, for the three months ended September 30, 2015, as compared to the same period in 2014. This decline can be explained by the exchange rate, as Same Store parts and service revenues increased 5.0% on a local currency basis. This increase in U.K. Same Store parts and service revenues on a local currency basis was driven primarily by an increase in our warranty parts and service revenues of 14.3% for the three months ended September 30, 2015, as compared to the same period a year ago, primarily due to increased high volume recalls from BMW, Audi and Ford that occurred during the third quarter of 2015. In addition, Same Store collision revenues in the

U.K. improved 1.4%. On a local currency basis, we realized an increase of 9.2% in our Same Store collision revenues in the third quarter of 2015 as compared to the same period in 2014, primarily as a result of the management initiatives to increase productivity.
Our Same Store parts and service revenues in Brazil decreased 32.9%, or $6.0 million, for the three months ended September 30, 2015, compared to the same period 2014. This decline can be explained by the exchange rate, as Brazil Same Store parts and service revenues increased 3.7% on a local currency basis in 2015 compared to the same period last year.
Our total Same Store parts and service gross profit for the three months ended September 30, 2015 increased 6.4%, as compared to the same period in 2014. For the three months ended September 30, 2015, our total Same Store parts and service gross margin improved 160 basis points, as compared to the same period in 2014. The increase in gross margin was primarily due to improved profitability in our customer pay parts and service and collision businesses in the U.S., as well as improved profitability in our warranty parts and service business in all reportable segments. The improvement in total Same Store parts and service gross profit was also supported by growth in internal work between the parts and service departments of our dealerships and the new and used vehicle departments, as a result of improved new and used retail vehicles sales volumes.
Our total Same Store parts and service revenue improved 4.1% for the nine months ended September 30, 2015, as compared to the same period in 2014, primarily reflecting a 6.7% increase in the U.S. The growth in the U.S. was driven by improvements of 15.1% in our collision business, 10.3% in our warranty business, 3.0% in customer pay business and 5.8% in our wholesale business. For the nine months ended September 30, 2015, our total Same Store gross profit increased 6.0%, primarily driven by a 8.4% increase in the U.S., coupled with an 8.4% and 3.7% improvement in the Same Store gross profit in the U.K. and Brazil, respectively, on a local currency basis. Total Same Store gross margin, for the nine months ended September 30, 2015, improved 100 basis points to 54.1%, as compared to the same period in 2014, reflecting improvements in the U.S. and U.K. of 90 and 180 basis points, respectively.
Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
Retail New and Used Unit Sales
Same Stores
U.S.	63,888	6.8%	59,828	176,667	6.6%	165,731
U.K.	7,647	19.1%	6,422	21,640	12.4%	19,252
Brazil	4,739	4.6%	4,530	13,253	(7.1)%	14,269
Total Same Stores	76,274	7.8%	70,780	211,560	6.2%	199,252
Transactions	3,343		2,490	13,483		7,821
Total	79,617	8.7%	73,270	225,043	8.7%	207,073
Retail Finance Fees
Same Stores
U.S.	$31,129	11.5%	$27,930	$86,146	10.3%	$78,091
U.K.	3,064	7.6%	2,847	8,903	7.4%	8,292
Brazil	439	(33.0)%	655	1,406	(18.4)%	1,723
Total Same Stores	34,632	10.2%	31,432	96,455	9.5%	88,106
Transactions	1,897		909	7,658		3,271
Total	$36,529	12.9%	$32,341	$104,113	13.9%	$91,377
Vehicle Service Contract Fees
Same Stores
U.S.	$37,919	10.0%	$34,467	$106,011	9.3%	$96,988
U.K.	182	89.6%	96	503	95.0%	258
Brazil	—	—%	—	—	—%	—
Total Same Stores	38,101	10.2%	34,563	106,514	9.5%	97,246
Transactions	781		351	4,690		969
Total	$38,882	11.4%	$34,914	$111,204	13.2%	$98,215
Insurance and Other
Same Stores
U.S.	$27,904	11.1%	$25,107	$76,975	13.3%	$67,923

U.K.	2,043	10.2%	1,854	5,637	5.1%	5,365
Brazil	1,155	(47.5)%	2,202	3,766	(34.0)%	5,702
Total Same Stores	31,102	6.6%	29,163	86,378	9.4%	78,990
Transactions	1,166		697	5,759		2,319
Total	$32,268	8.1%	$29,860	$92,137	13.3%	$81,309
Total Finance and Insurance Revenues
Same Stores
U.S.	$96,952	10.8%	$87,504	$269,132	10.8%	$243,002
U.K.	5,289	10.3%	4,797	15,043	8.1%	13,915
Brazil	1,594	(44.2)%	2,857	5,172	(30.3)%	7,425
Total Same Stores	103,835	9.1%	95,158	289,347	9.5%	264,342
Transactions	3,844		1,957	18,107		6,559
Total	$107,679	10.9%	$97,115	$307,454	13.5%	$270,901
Finance and Insurance Revenues per Retail Unit Sold
Same Stores
U.S.	$1,518	3.8%	$1,463	$1,523	3.9%	$1,466
U.K.	$692	(7.4)%	$747	$695	(3.9)%	$723
Brazil	$336	(46.8)%	$631	$390	(25.0)%	$520
Total Same Stores	$1,361	1.3%	$1,344	$1,368	3.1%	$1,327
Transactions	$1,150		$786	$1,343		$839
Total	$1,352	2.0%	$1,325	$1,366	4.4%	$1,308
Our efforts to improve our finance and insurance business processes, coupled with improved retail vehicle sales volumes, continued to generate growth in our finance and insurance revenues. Our total Same Store finance and insurance revenues increased 9.1%, to $103.8 million, for the three months ended September 30, 2015, as compared to the same period in 2014. This improvement was primarily driven by growth in our U.S. Same Store revenues of $9.4 million, or 10.8%, due to the 6.8% increase in new and used vehicle retail unit sales volume, coupled with increases in penetration rates and income per contract from most of our major product offerings. These increases more than offset an increase in our U.S. chargeback expense. We generated a 10.3% increase in our U.K. Same Store finance and insurance revenues for the three months ended September 30, 2015, reflecting a 19.1% increase in new and used vehicle retail unit sales volume. Our Same Store finance and insurance revenues per retail unit sold in the U.K. declined by 7.4%, as improvements in income per contract and penetration rates from vehicle service contracts were offset by the change in exchange rates between periods and a decline in finance income per contract, as compared to the three months ended September 30, 2014. Our Brazil Same Store finance and insurance revenue declined 44.2% for the three months ended September 30, 2015, as a result of a decrease of 46.8% in finance and insurance revenues per retail unit sold, driven by declines in finance income per contract and penetration rates. Our total Same Store finance and insurance revenues PRU improved 1.3% to $1,361, as compared to the same period in 2014, more than explained by improvements in the U.S. of 3.8%.
Our total Same Store finance and insurance revenues improved 9.5% for the nine months ended September 30, 2015, as compared to the same period in 2014, primarily reflecting a 6.6% increase in our U.S. new and used retail sales volumes, coupled with an increase in our U.S. income per contract and improvements in penetration rates of most of our major U.S. product offerings. Our Same Store finance and insurance revenues in the U.K. increased 8.1% as a result of the 12.4% increase in new and used vehicle retail unit sales volume. Our Same Store finance and insurance revenues per retail unit sold in the U.K. declined by 3.9%, as a result of the change in exchange rates between periods. On a local currency basis, our Same store finance and insurance revenues per retail unit sold increased by 4.8% for the nine months ended September 2015 as compared to the same period in 2014. Our Brazil Same Store finance and insurance revenue declined 30.3%, as a result of a decrease in retail unit sales of 7.1%, coupled with a decrease of 25.0% in finance and insurance revenues per retail unit sold. For the nine months ended September 30, 2015, our total Same Store revenues PRU increased 3.1% to $1,368, as compared to the same period in 2014, more than explained by improvements in the U.S. of 3.9%.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
Personnel
Same Stores
U.S.	$151,971	8.0%	$140,747	$432,285	7.9%	$400,454
U.K.	13,748	2.4%	13,421	39,793	(0.7)%	40,060
Brazil	6,430	(32.8)%	9,564	20,722	(27.2)%	28,481
Total Same Stores	172,149	5.1%	163,732	492,800	5.1%	468,995
Transactions	8,377		6,819	34,946		22,117
Total	$180,526	5.8%	$170,551	$527,746	7.5%	$491,112
Advertising
Same Stores
U.S.	$17,548	3.7%	$16,924	$48,999	0.4%	$48,819
U.K.	1,016	4.9%	969	2,768	(9.4)%	3,054
Brazil	312	(25.0)%	416	1,056	(29.6)%	1,499
Total Same Stores	18,876	3.1%	18,309	52,823	(1.0)%	53,372
Transactions	932		651	3,608		1,890
Total	$19,808	4.5%	$18,960	$56,431	2.1%	$55,262
Rent and Facility Costs
Same Stores
U.S.	$20,837	(1.7)%	$21,201	$59,381	(4.9)%	$62,468
U.K.	2,054	(8.1)%	2,234	6,247	(3.3)%	6,463
Brazil	2,543	(26.7)%	3,467	8,560	(17.5)%	10,379
Total Same Stores	25,434	(5.5)%	26,902	74,188	(6.5)%	79,310
Transactions	1,542		2,219	5,670		7,908
Total	$26,976	(7.4)%	$29,121	$79,858	(8.4)%	$87,218
Other SG&A
Same Stores
U.S.	$49,229	6.2%	$46,364	$137,523	3.9%	$132,300
U.K.	6,282	11.1%	5,654	17,606	0.7%	17,487
Brazil	2,626	(36.2)%	4,119	9,091	(30.5)%	13,082
Total Same Stores	58,137	3.6%	56,137	164,220	0.8%	162,869
Transactions	3,565		(10,536)	12,795		(2,700)
Total	$61,702	35.3%	$45,601	$177,015	10.5%	$160,169

Total SG&A
Same Stores
U.S.	$239,585	6.4%	$225,236	$678,188	5.3%	$644,041
U.K.	23,100	3.7%	22,278	66,414	(1.0)%	67,064
Brazil	11,911	(32.2)%	17,566	39,429	(26.2)%	53,441
Total Same Stores	274,596	3.6%	265,080	784,031	2.5%	764,546
Transactions	14,416		(847)	57,019		29,215
Total	$289,012	9.4%	$264,233	$841,050	6.0%	$793,761
Total Gross Profit
Same Stores
U.S.	$335,301	7.3%	$312,533	$946,035	5.9%	$893,445
U.K.	30,759	3.1%	29,839	86,930	(1.3)%	88,089
Brazil	13,383	(35.9)%	20,891	43,476	(26.7)%	59,295
Total Same Stores	379,443	4.5%	363,263	1,076,441	3.4%	1,040,829
Transactions	18,939		11,446	77,398		41,150
Total	$398,382	6.3%	$374,709	$1,153,839	6.6%	$1,081,979
SG&A as a % of Gross Profit
Same Stores
U.S.	71.5%		72.1%	71.7%		72.1%
U.K.	75.1%		74.7%	76.4%		76.1%
Brazil	89.0%		84.1%	90.7%		90.1%
Total Same Stores	72.4%		73.0%	72.8%		73.5%
Transactions	76.1%		(7.4)%	73.7%		71.0%
Total	72.5%		70.5%	72.9%		73.4%

Employees	12,800		12,000	12,800		12,000
Our SG&A consists primarily of salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising, insurance, benefits, utilities and other fixed expenses. We believe that the majority of our personnel, all of our advertising and a portion of certain other expenses are variable and can be adjusted in response to changing business conditions. We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers in order to more effectively rationalize our cost structure.
Our total Same Store SG&A increased $9.5 million, or 3.6%, for the three months ended September 30, 2015, as compared to the same period in 2014, primarily the result of a 6.4% and 3.7% increase in our U.S. and U.K. Same Store SG&A, respectively, that was partially offset by a 32.2% decline in Brazil. The increases in the U.S. and U.K. are largely related to costs that fluctuate in relation to vehicle sales and general business activity. The decline in Brazil can be explained by the change in exchange rates between periods, as total Same Store SG&A in Brazil increased 4.6% on a local currency basis. For the nine months ended on September 30, 2015, total Same Store SG&A increased $19.5 million, or 2.5%, driven by a 5.3% increase in U.S. Same Store SG&A that was partially offset by a 1.0% and 26.2% decline in the U.K. and Brazil, respectively. The increase in the U.S. is primarily related to costs that fluctuate with vehicle sales and general business activity. The decline in total Same Store SG&A in the U.K. and Brazil can be explained by the change in exchange rates between periods, as total Same Store SG&A in the U.K. and Brazil increased 7.9% and 1.0% on a local currency basis for the nine months ended September 30, 2015, respectively.
Our total Same Store personnel costs increased by 5.1% for the three months ended September 30, 2015, as compared to the same period in 2014, primarily as a result of an 8.0% and 2.4% increase in the U.S. and the U.K., respectively. These increases are explained by the general correlation of variable costs, including salesperson commission payments, and vehicle sales. This increase was partially offset by a 32.8% decline in personnel costs in Brazil that can be explained by the change in exchange rate between periods, as Same Store personnel costs in Brazil increased 4.1% on a local currency basis as compared to last year. For the nine months ended September 30, 2015, as compared to the same period in 2014, our total Same Store personnel costs increased $23.8 million, or 5.1%, driven by a 7.9% increase in the U.S. and partially offset by declines of 0.7% and 27.2% in the U.K. and Brazil, respectively.
For the three months ended September 30, 2015, our consolidated Same Store advertising costs increased 3.1%, to $18.9 million, primarily driven by a 3.7% and 4.9% increase in the U.S. and U.K., respectively, partially offset by a 25.0% decline in Brazil. Our U.S. and U.K. Same Store advertising expense increased primarily due to the 6.8% and 19.1% increase in retail unit sales, respectively, as much of our advertising spend is targeted on a per retail unit sold basis. The decline in Brazil can be explained by the change in exchange rates between periods as, on a local currency basis, Same Store advertising costs increased 20.1% as compared to the same period last year. For the nine months ended September 30, 2015 as compared to the same period in 2014, our consolidated Same Store advertising costs declined 1.0%, to $52.8 million, driven by declines in the U.K and Brazil, which is explained by management's cost rationalization efforts in the first half of the year in the U.K. and the effect of the change in the exchange rates. For the nine months ended September 30, 2015, the U.S. Same Store advertising costs were relatively flat when compared to the same period a year ago.
Our consolidated Same Store rent and facility costs decreased 5.5% to $25.4 million for the three months ended September 30, 2015, as compared to the same period a year ago, reflecting declines of 1.7%, 8.1%, and 26.7% in the U.S., U.K., and Brazil, respectively. The decline in the U.S. was predominately due to the continued execution of our strategy to add dealership related real estate to our investment portfolio. The decline in Same Store rent and facility costs in the U.K. and Brazil can be explained by the change in exchange rates between periods. In Brazil, Same Store rent and facility costs increased 13.6% on a local currency basis from the comparable period in 2014. The increase on a local currency basis was primarily related to facility expansion at several of our dealership locations. For the nine months ended September 30, 2015, as compared to the same period in 2014, our consolidated Same Store rent and facility costs declined 6.5% driven by a 4.9% decrease in the U.S. This decrease is primarily the result of our strategy to add dealership-related real estate to our portfolio. Consolidated Same Store rent and facility costs also decreased as a result of a 3.3% and 17.5% decrease in the U.K. and Brazil, respectively, driven by the change in the exchange rates.
Our total Same Store other SG&A increased 3.6% to $58.1 million as compared to the same period in 2014, primarily driven by a 6.2% and 11.1% increase in the U.S. and U.K., respectively. These increases were partially offset by a 36.2% decrease in Brazil. The decline in our Brazil Same Store other SG&A was primarily a result of the change of the exchange rate between periods. The increase in the U.S. and the U.K. was primarily driven by increases in other variable costs associated with higher retail sales volumes. For the nine months ended September 30, 2015, as compared to 2014, our total Same Store other SG&A costs remained relatively flat. Total Same Store other SG&A included a $1.0 million charge related to vehicle inventory losses from flooding in Houston, Texas, a legal settlement of $1.0 million and a $0.4 million loss related to real estate and dealership transactions for the nine months ended September 30, 2015. On a comparable basis, total Same Store other SG&A for the nine months ended September 30, 2014 included a $2.8 million charge for a catastrophic event and $0.4 million of expense related to a legal settlement. Further, total Same Store other SG&A included $0.4 million in charges related to a foreign transaction tax in Brazil.
Ongoing cost control efforts and the leverage on our cost structure that higher revenues and gross profit provide resulted in a 60 basis point improvement in our total Same Store SG&A as a percentage of gross profit for the three months ended September 30, 2015, as compared to 2014, to 72.4%. For the nine months ended September 30, 2015, as compared to the same period in 2014, our total Same Store SG&A as a percentage of gross profit declined 70 basis points to 72.8%.
Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
Same Stores
U.S.	$10,189	12.5%	$9,059	$29,539	13.0%	$26,139
U.K.	795	(7.8)%	862	2,314	(6.2)%	2,467
Brazil	347	(22.2)%	446	1,386	(1.4)%	1,406
Total Same Stores	11,331	9.3%	10,367	33,239	10.8%	30,012
Transactions	480		379	2,202		1,412
Total	$11,811	9.9%	$10,746	$35,441	12.8%	$31,424
Our total Same Store depreciation and amortization expense increased 9.3% and 10.8% respectively, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.

Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
Same Stores
U.S.	$8,699	4.5%	$8,321	$25,356	3.2%	$24,570
U.K.	438	4.5%	419	1,126	(5.2)%	1,188
Brazil	67	(95.5)%	1,496	960	(80.8)%	4,995
Total Same Stores	9,204	(10.1)%	10,236	27,442	(10.8)%	30,753
Transactions	481		216	1,604		942
Total	$9,685	(7.3)%	$10,452	$29,046	(8.4)%	$31,695
Memo:
Total manufacturer’s assistance	$13,545	11.7%	$12,122	$37,087	10.8%	$33,473
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month London Inter Bank Offered Rate (“LIBOR”) (or Prime rate in some cases) plus a spread in the U.S. and U.K. and a benchmark rate plus a spread in Brazil.
To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of September 30, 2015, we had interest rate swaps with an aggregate notional amount of $562.3 million in effect that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.8%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Our total Same Store floorplan interest expense decreased 10.1% to $9.2 million for the three months ended September 30, 2015, as compared to the same period in 2014. The decline was driven by the decline in floorplan interest expense in Brazil of $1.4 million, or 95.5%, primarily due to the decline in our Brazil Same Store weighted average floorplan borrowings outstanding of $24.5 million as the result of improvements in inventory management processes and the change in exchange rates between periods. Our U.S. Same Store floorplan interest expense increased 4.5% to $8.7 million for the three months ended September 30, 2015, as compared to the same period in 2014. The increase in the U.S. Same Store floorplan interest is primarily attributable to an increase in our weighted average floorplan borrowings outstanding of $72.5 million due to higher inventory levels in 2015. In the U.K., Same Store floorplan interest expense increased 4.5% for the three months ended September 30, 2015, primarily as a result of an increase in our weighted average borrowings outstanding of $10.5 million as a result of higher inventory levels 2015.
Our total Same Store floorplan interest expense decreased 10.8% to $27.4 million for the nine months ended September 30, 2015, as compared to the same period in 2014. The decline was driven by the decline in floorplan interest expense in Brazil of $4.0 million, or 80.8% as a result of improvements in inventory management processes, the procurement of lower cost alternative financing options that are reported under Other Interest Expense and the change in exchange rates between periods. Our U.S. Same Store floorplan interest expense increased 3.2% for the nine months ended September 30, 2015, as compared to the same period in 2014. The increase in the U.S. Same Store floorplan expense is primarily attributable to an increase in the weighted average borrowing outstanding of $18.6 million, coupled with an increase in the weighted average borrowing rate, including the impact of the interest rate swaps. For the nine months ended September 30, 2015, our U.K. Same Store floorplan interest expense decreased 5.2%. The decline in Same Store floorplan interest expense in the U.K. can be explained by the change in the exchange rate between periods, as on a local currency basis, Same Store floorplan expense increased 3.0%. The increase in the U.K. Same Store floorplan interest is primarily attributable to an increase in our weighted average floorplan borrowings outstanding partially offset by a decrease in our weighted average borrowing rate for the nine months ended September 30, 2015, as compared to the same period in 2014.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit and our other long-term debt, partially offset by interest income. For the three months ended September 30, 2015, other interest expense increased $0.7 million, or 5.1%, to $13.9 million, as compared to the same period in 2014. For the nine months ended September 30, 2015, other net interest expense increased $5.7 million, or 15.8%, to $42.1 million compared to the same period in 2014. These increases were primarily attributable to interest incurred on our 5.00% Notes (defined below)

used to fund the extinguishment of our 2.25% Convertible Senior Notes due 2036 ("2.25% Notes") and 3.00% Convertible Senior Notes due 2020 ("3.00% Notes") during the second and third quarters of 2014 and for working capital needs. In addition, other net interest expense increased for the three and nine months ended September 30, 2015, as compared to 2014, due to additional mortgage borrowings associated with recent dealership acquisitions and purchases of existing leased properties.
Provision for Income Taxes
Our provision for income taxes increased $10.1 million to $27.8 million for the three months ended September 30, 2015, as compared to the same period in 2014. Our provision for income taxes increased $20.0 million to $76.9 million for the nine months ended September 30, 2015, as compared to the same period in 2014. Both increases were primarily due to the increase of pretax book income. For the three months ended September 30, 2015, our effective tax rate decreased to 38.0% from 40.4% from the same period in 2014. For the nine months ended September 30, 2015, our effective tax rate decreased to 37.6% from 43.4% from the same period in 2014. These decreases were primarily due to the tax deductible loss recognized in 2014 on the purchase of the majority of the 2.25% Notes and the 3.00% Notes that was less than the loss recognized for U.S. GAAP.
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
Cash on Hand. As of September 30, 2015, our total cash on hand was $22.0 million. The balance of cash on hand excludes $48.1 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility (defined below) as of September 30, 2015. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
Cash Flows. With respect to all new vehicle floorplan borrowings in the normal course of business, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from us. With respect to borrowings for used vehicle financing, we finance up to 80% of the value of our used vehicle inventory in the U.S., and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (defined below) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in Brazil unaffiliated with our manufacturer partners, are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure "Adjusted net cash provided by operating activities" and "Adjusted net cash provided by financing activities" to evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
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

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Adjusted net cash provided by operating activities	$229,772	$215,148
Adjusted net cash used in investing activities	(246,479)	(235,039)
Adjusted net cash provided by financing activities	2,946	50,891
Effect of exchange rate changes on cash	(5,246)	(563)
Net increase in cash and cash equivalents	$(19,007)	$30,437
Sources and Uses of Liquidity from Operating Activities
For the nine months ended September 30, 2015, we generated $230.9 million of net cash flow from operating activities. On an adjusted basis, we generated $229.8 million in net cash flow from operating activities, primarily consisting of $127.4 million in net income, as well as non-cash adjustments related to depreciation and amortization of $35.4 million, stock-based compensation of $14.2 million, deferred income taxes of $13.1 million, and a $34.8 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $48.9 million from the net increase in floorplan borrowings, $30.9 million from increases in accounts payable and accrued expenses, $29.5 million from decreases of vehicle receivables and contracts-in-transit, and $1.5 million from the net decrease in prepaid expenses and other assets. These cash inflows were partially offset by adjusted cash outflows of $68.5 million from increases of inventory levels and $6.8 million from the net increase in accounts and notes receivable.
For the nine months ended September 30, 2014, we generated $271.8 million of net cash flow from operating activities. On an adjusted basis, we generated $215.1 million in net cash flow from operating activities, primarily consisting of $74.3 million in net income, non-operating cash flow adjustments for a loss on the repurchase of our 3.00% Notes of $29.5 million, a loss on the conversion and redemption of our 2.25% Notes of $16.9 million and a $17.4 million gain on the disposition of assets, as well as non-cash adjustments related to depreciation and amortization of $31.4 million, deferred income taxes of $6.5 million, amortization of debt discounts and debt issue costs of $9.7 million, asset impairment of $11.1 million, and stock-based compensation of $11.9 million. Also included in the adjusted net cash flow from operating activities was a $40.3 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $79.3 million from decreases of inventory levels, $54.9 million from increases in accounts payable and accrued expenses, $33.8 million from decreases of vehicle receivables and contracts-in-transit, and $12.9 million from the net decrease in prepaid expenses and other assets. These cash inflows were more than offset by cash outflows of $133.8 million from the net decrease in floorplan borrowings and $6.6 million from increases in accounts and notes receivable.
Working Capital. At September 30, 2015, we had $62.9 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 80% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the nine months ended September 30, 2015, we used $274.9 million in net cash flow for investing activities. On an adjusted basis, we used $246.5 million in net cash flow for investing activities. Included in the total cash use for the nine months ended September 30, 2015, we used $180.1 million of adjusted cash flows for the acquisition of three U.S. dealerships. We also used $78.3 million during the first nine months of 2015 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $44.1 million for capital expenditures, $16.3 million for the purchase of real estate associated with existing dealership operations and a $17.9 million net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $6.0 million of refunds of escrow deposits for dealership and real estate acquisitions and $5.9 million related to dispositions of franchises and fixed assets.
During the nine months ended September 30, 2014, we used $267.6 million for investing activities. On an adjusted basis, we used $235.0 million in net cash flow for investing activities. We used $217.1 million of adjusted cash flows for the acquisition of seven dealerships, including the associated real estate where applicable. We also used $91.3 million during the first nine months of 2014 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $59.7 million for capital expenditures and $23.8 million for the purchase of real estate associated with existing dealership operations as well as a $7.7 million net decrease in the accrual for capital expenditures from year-end. We also used $5.8 million for escrow deposits on pending dealership and real estate acquisitions. These cash outflows were partially offset by cash inflows of $79.3 million related to dispositions of franchises and fixed assets.
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
Sources and Uses of Liquidity from Financing Activities
For the nine months ended September 30, 2015, we generated $30.2 million in net cash flow from financing activities. On an adjusted basis, we generated $2.9 million in net cash flow from financing activities, primarily related to cash inflows of $23.3 million in adjusted net borrowings on our Floorplan Line (representing the net cash activity in our floorplan offset accounts), $68.7 million of net borrowings on our Acquisition Line (defined below), and $22.4 million from borrowings of long-term debt related to real estate loans. These cash inflows were partially offset by $10.0 million of net payments of other debt, $21.0 million for principal payments of long-term debt related to real estate loans, $14.8 million for dividend payments, and $66.7 million to repurchase our Company’s common stock.
For the nine months ended September 30, 2014, we generated $26.8 million in net cash flows from financing activities. On an adjusted basis, we generated $50.9 million in net cash flow from financing activities, primarily related to $539.6 million of 5.00% Notes borrowings (defined below), $65.6 million from borrowings of long-term debt related to real estate loans, $32.7 million from proceeds of the call and warrant unwind related to the 3.00% Notes, and $8.4 million of net borrowings of other debt mainly consisting of working capital loans in Brazil. These cash inflows were partially offset by $260.1 million used for the purchase of our 3.00% Notes, $182.8 million used for the conversion and redemption of our 2.25% Notes, $14.9 million in adjusted net payments on our Floorplan Line (defined below), $60.0 million of net principal payments on our Acquisition Line (defined below), $48.1 million for principal payments of long-term debt related to real estate loans, $12.3 million for dividend payments, and $16.9 million to repurchase our Company's common stock.
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
After considering the outstanding balance of $1,148.3 million at September 30, 2015, we had $231.7 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $231.7 million available borrowings under the Floorplan Line was $28.1 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.4% as of September 30, 2015, excluding the impact of our interest rate swaps. With regards to the Acquisition Line, borrowings outstanding as of September 30, 2015 were $138.2 million. After considering $45.7 million of outstanding letters of credit and other factors included in our available borrowing base calculation, there was $122.0 million of available borrowing capacity under the Acquisition Line as of September 30, 2015. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of September 30, 2015, the Restricted Payment Basket totaled $162.1 million.
As of September 30, 2015, we were in compliance with all our financial covenants, including:

	As of September 30, 2015
	Required	Actual
Senior Secured Adjusted Leverage Ratio	< 3.75	2.05
Total Adjusted Leverage Ratio	< 5.50	3.39
Fixed Charge Coverage Ratio	> 1.35	2.10
Based upon our current five-year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our floorplan financing arrangement ("FMCC Facility") with Ford Motor Credit Company ("FMCC") provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days' notice by either party. As of September 30, 2015, we had an outstanding balance of $126.8 million under the FMCC Facility with an available floorplan borrowing capacity of $173.2 million. Included in the $173.2 million available borrowings under the FMCC Facility was $20.0 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 4.75% before considering the applicable incentives as of September 30, 2015,
The following table summarizes the position of our U.S. credit facilities as of September 30, 2015.

	As of September 30, 2015
U.S. Credit Facilities	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,380,000	$1,148,313	$231,687
Acquisition Line (2)	320,000	183,856	121,978
Total Revolving Credit Facility	1,700,000	1,332,169	353,665
FMCC Facility(3)	300,000	126,827	173,173
Total U.S. Credit Facilities (4)	$2,000,000	$1,458,996	$526,838

(1)	The available balance at September 30, 2015 includes $28.1 million of immediately available funds.

(2)
The outstanding balance of $183.9 million is related to outstanding letters of credit of $45.7 million and $138.2 million in borrowings as of September 30, 2015. The available borrowings may be limited from time-to-time, based upon certain debt covenants.

(3)	The available balance at September 30, 2015 includes $20.0 million of immediately available funds.

(4)
The outstanding balance excludes $202.0 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Other Inventory Credit Facilities. We have credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities ranged from 1.15% to 3.95% as of September 30, 2015.
We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our Brazil operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of September 30, 2015, the annual interest rates charged on borrowings outstanding under these facilities ranged from 16.77% to 23.73%.
Other Inventory Financing Arrangements. Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of September 30, 2015, the interest rate charged on borrowings related to our rental vehicle fleet varied up to 4.75%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time.
Stock Issuances. No shares of our common stock were issued during the nine months ended September 30, 2015 nor September 30, 2014.
Stock Repurchases. From time to time, our Board of Directors authorizes us to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. Currently, our Board of Directors has authorized us to repurchase up to $100.0 million of our common shares. In the three months ended September 30, 2015, we repurchased 443,447 shares at an average price of $85.69 for an aggregate cost of $38.0 million. In aggregate under this authorization, we have repurchased 856,844 shares, at an average price of $83.66, for a total cost of $71.7 million, leaving $28.3 million of repurchase authorization remaining. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants including our restricted payment basket, outlook for our business, general business conditions and other factors. These stock repurchase amounts exclude 19,615 shares received in 2015 in net settlement of pre-acquisition contingencies related to our 2013 acquisition of UAB Motors.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors including our restricted payment basket. Further, we are limited under the terms of the Revolving Credit Facility and Real Estate Credit Facility (defined below) in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of September 30, 2015, the Restricted Payment Basket under both facilities was $162.1 million and will increase in the future periods by 50.0% of our future cumulative net income, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases. For the three months ended September 30, 2015, we paid dividends of $4.8 million to common stock shareholders and $0.2 million to unvested restricted stock award holders. For the nine months ended September 30, 2015, we paid dividends of $14.1 million to common shareholders and $0.7 million to unvested restricted stock award holders.
5.00% Senior Notes. On June 2, 2014, we issued $350.0 million aggregate principal amount of our 5.00% Senior Notes due 2022 ("5.00% Notes"). Subsequently, on September 9, 2014, we issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes will mature on June 1, 2022 and pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. Using proceeds of certain equity offerings, we may redeem up to 35.0% of the 5.00% Notes prior to June 1, 2017, subject to certain conditions, at a redemption price equal to 105% of principal amount of the 5.00% Notes plus accrued and unpaid interest. Otherwise, we may redeem some or all of the 5.00% Notes prior to June 1, 2017 at a redemption price equal to 100% of the principal amount of the 5.00% Notes redeemed, plus an applicable premium, and plus accrued and unpaid interest. On or after June 1, 2017, we may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.00% Notes if we sell certain assets or trigger the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt. The 5.00% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries.

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
Underwriters' fees and the discount relative to the $550.0 million totaled $10.4 million, which were recorded as a reduction of the 5.00% Notes principal balance and are being amortized over a period of eight years. The 5.00% Notes are presented net of unamortized underwriter fees and discount of $9.0 million as of September 30, 2015. In connection with the issuance of the 5.00% Notes, we capitalized $2.6 million of debt issuance costs, which are included in Other Assets on the accompanying Consolidated Balance Sheet and amortized over a period of eight years. Unamortized debt issuance costs as of September 30, 2015 totaled $2.1 million.
Real Estate Credit Facility. Group 1 Realty, Inc., our wholly-owned subsidiary, is party to a real estate credit facility with Bank of America, N.A. and Comerica Bank (the “Real Estate Credit Facility”) providing the right for term loans to finance real estate purchases. As of September 30, 2015, $25.0 million of term loan borrowings remained available. The term loans can be expanded provided that (a) no default or event of default exists under the Real Estate Credit Facility; (b) we obtain commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. The Real Estate Credit Facility is guaranteed by us and substantially all of our existing and future domestic subsidiaries and is secured by the relevant real property owned by us that is mortgaged under the Real Estate Credit Facility.
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
We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and are required to repay the aggregate amount outstanding on the maturity dates of the individual property borrowings, ranging from December 29, 2015 through February 27, 2017. During the nine months ended September 30, 2015, we made no additional borrowings and made principal payments of $2.5 million on outstanding borrowings from the Real Estate Credit Facility. As of September 30, 2015, borrowings outstanding under the Real Estate Credit Facility totaled $55.5 million, with $30.9 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheet.
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
Other Real Estate Related and Long-Term Debt. We have entered into separate term mortgage loans in the U.S. with four of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation, Mercedes-Benz Financial Services USA, LLC, BMW Financial Services NA, LLC and FMCC, as well as several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on, the real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.00% and 5.47%, and at variable indexed rates plus a spread between 1.50% and 2.55% per annum. As of September 30, 2015, the aggregate outstanding balance under these Real Estate Notes was $280.3 million, with $15.5 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
Additionally, we have entered into separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by our U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are being repaid in monthly installments that will mature by September 2034. As of September 30, 2015, borrowings under the U.K. Notes totaled $59.7 million, with $4.6 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We have also entered into a separate term mortgage loan in Brazil with a third-party financial institution to finance the purchase and construction of dealership properties (the "Brazil Note"). The Brazil Note is secured by the Company’s Brazilian properties as purchased and/or constructed, as well as a guarantee from the Company. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of September 30, 2015, borrowings under the Brazil Note totaled $3.7 million, with $0.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.

We also have working capital loan agreements with third-party financial institutions in Brazil that will mature by February 2017. As of September 30, 2015, borrowings under the Brazilian third-party loans totaled $5.5 million classified as long-term debt in the accompanying Consolidated Balance Sheets.
Non-GAAP Financial Measures
We have included certain non-GAAP financial measures as defined under SEC rules, which recharacterize certain items within the Statement of Cash Flows. These adjusted measures are not measures of financial performance under U.S. GAAP. As required by SEC rules, we provide reconciliations of these adjusted measures to the most directly comparable U.S. GAAP measures. We believe that these adjusted financial measures are relevant and useful to investors because they improve the transparency of our disclosure, provide a meaningful presentation of results from our core business operations and improve period-to-period comparability of our results from our core business operations. Our management uses these measures in conjunction with U.S. GAAP financial measures to assess our business, including in communications with our Board of Directors, investors and industry analysts concerning financial performance.
The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014	% Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$230,868	$271,836	(15.1)
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition related activity	1,403	(62,158)
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	(2,499)	5,470
Adjusted net cash provided by operating activities	$229,772	$215,148	6.8
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(274,860)	$(267,634)	2.7
Change in cash paid for acquisitions, associated with floorplan notes payable	32,140	92,112
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(3,759)	(59,517)
Adjusted net cash used in investing activities	$(246,479)	$(235,039)	4.9
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	$30,231	$26,798	12.8
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	(27,285)	24,093
Adjusted net cash provided by financing activities	$2,946	$50,891	(94.2)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks through a program of management which includes the use of derivative instruments. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided about foreign currency exchange rates and financial instruments to which we are a party at September 30, 2015, and from which we may incur future gains or losses from changes in market interest rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of September 30, 2015, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $539.0 million and $541.0 million, respectively. At December 31, 2014, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $534.9 million and $540.1 million, respectively. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $147.3 million and $158.1 million as of September 30, 2015 and December 31, 2014, respectively. The fair value of such fixed interest rate borrowings was $170.8 million and $186.4 million as of September 30, 2015 and December 31, 2014, respectively.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
We use interest rate swaps to adjust our exposure to interest rate movements when appropriate, based upon market conditions. As of September 30, 2015, we held interest rate swaps with aggregate notional amounts of $562.3 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.8%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Real Estate Credit Facility borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of September 30, 2015, net unrealized losses, net of income taxes, totaled $24.8 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of September 30, 2015, all of our derivative contracts were determined to be effective. As of September 30, 2015, a 100 basis-point change in the interest rates of our swaps would have resulted in a $5.5 million change to our annual interest expense. In addition to the $562.3 million of swaps in effect as of September 30, 2015, we also held 13 interest rate swaps with forward start dates between December 2016 and January 2019 and expiration dates between December 2019 and December 2021. As of September 30, 2015, the aggregate notional amount of these swaps was $650.0 million with a weighted average interest rate of 2.6%. The combination of these swaps is structured such that the notional value in effect at any given time through August 2021 does not exceed $761.0 million. For the three months ended September 30, 2015, four interest rate swaps with an aggregate notional value of $225.0 million became effective and eight interest rate swaps with an aggregate notional value of $225.0 million expired.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions):

	Q3 2015	Q4 2015	2016	2017	2018	2019	2020	2021
Notional amount in effect at the end of period	$562	$562	$712	$561	$610	$310	$59	$—
Weighted average interest rate during the period	2.58%	2.75%	2.75%	2.61%	2.67%	2.55%	2.67%	2.35%
As of September 30, 2015, we had $1,651.3 million of variable-rate borrowings. Based on the aggregate amount of variable-rate borrowings outstanding as of September 30, 2015, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $17.5 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $12.0 million in annual interest expense based on the variable borrowings outstanding as of September 30,

2015. This interest rate sensitivity increased from September 30, 2014 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended September 30, 2015, we recognized $13.5 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 87.3% of our floorplan interest expense for the first quarter of 2013 to 139.9% for the third quarter of 2015. In the U.S., manufacturer's interest assistance was 148.9% of floorplan interest expense in the third quarter of 2015. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.
Foreign Currency Exchange Rates. As of September 30, 2015, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may temporarily impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in a $85.0 million decrease to our revenues for the nine months ended September 30, 2015. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in a $35.9 million decrease to our revenues for the nine months ended September 30, 2015.
For additional information about our market sensitive financial instruments please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations," "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to “Item 8. Financial Statements and Supplementary Data” in our 2014 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2015, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands, excluding commissions)
July 1 - July 31, 2015	—	$—	—	$66,313
August 1 - August 31, 2015	185,933	$86.81	185,933	$50,173
September 1 - September 30, 2015	257,514	$84.89	257,514	$28,312
Total	443,447	$85.69	443,447
(1) In November 2014, the Board of Directors approved a new authorization of $100.0 million which replaced the prior $75.0 million authorization. The shares may be repurchased from time to time in open market or privately negotiated transactions, depending on market conditions, at our discretion, and funded by cash from operations. During the three months ended September 30, 2015, 443,447 shares were repurchased for a total cost of $38.0 million.
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
Date: October 30, 2015

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