Form 10-K
period 2015-12-31
GROUP 1 AUTOMOTIVE INC
filed 2016-02-17
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐        No  ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $2.1 billion based on the reported last sale price of common stock on June 30, 2015, which was the last business day of the registrant’s most recently completed second quarter.
As of February 12, 2016, there were 23,420,863 shares of our common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2015, are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information includes statements regarding our plans, goals or current expectations with respect to, among other things:

•	our future operating performance;

•	our ability to maintain or improve our margins;

•	operating cash flows and availability of capital;

•	the completion of future acquisitions;

•	the future revenues of acquired dealerships;

•	future stock repurchases, refinancing of debt, and dividends;

•	future capital expenditures;

•	changes in sales volumes and availability of credit for customer financing in new and used vehicles and sales volumes in the parts and service markets;

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

PART I

Item 1. Business
General
Group 1 Automotive, Inc., a Delaware corporation organized in 1995, is a leading operator in the automotive retail industry. As of December 31, 2015, we owned and operated 199 franchises, representing 32 brands of automobiles, at 152 dealership locations and 35 collision centers worldwide. We own 151 franchises at 116 dealership locations and 28 collision service centers in the United States of America (“U.S.”), 25 franchises at 17 dealership locations and six collision centers in the United Kingdom (“U.K.”) and 23 franchises at 19 dealership locations and one collision center in Brazil. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, Oklahoma, South Carolina, and Texas in the U.S., in 15 towns in the U.K., and in key metropolitan markets in the states of Sao Paulo, Parana and Mato Grosso do Sul in Brazil.
As of December 31, 2015, our U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (39 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, and South Carolina) and (b) the West (77 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). Each U.S. region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their region. The financial matters of each U.S. region are managed by a regional chief financial officer who reports directly to our Chief Financial Officer. In addition, as of December 31, 2015, we had two international regions, one of which consisted of the 17 dealerships in the U.K. and the other of which consisted of the 19 dealerships in Brazil. Our international regions are also managed locally with direct reporting responsibilities to our corporate management team.
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
Business Strategy
Our business strategy is to leverage what we believe to be one of our key strengths — the talent of our people to: (a) sell new and used cars and light trucks; (b) arrange related vehicle financing, service and insurance contracts; (c) provide automotive maintenance and repair services; and (d) sell vehicle parts via an expanding network of franchised dealerships located primarily in growing regions of the U.S., the U.K. and Brazil. We believe that we have developed a distinguished management team with substantial industry expertise. With our management structure and level of executive talent, we plan to continue empowering the operators of our dealerships to make appropriate decisions to grow their respective dealership operations and to control fixed and variable costs. We believe this approach allows us to provide the best possible service to our customers, as well as attract and retain talented employees.
We continue to primarily focus on the performance of our existing dealerships to achieve growth, capture market share, and maximize the investment return to our stockholders. For 2016, we will primarily focus on five key areas as we continue to become a best-in-class automotive retailer. These areas are:

•	sustained growth of our higher margin parts and service business;

•	capture of additional new and used vehicle retail market share;

•	promotion of the customer experience and customer satisfaction;

•	improvement of operating efficiencies through further development of our operating model that promotes commonality of processes, systems and training and further leveraging of our cost base; and

•	enhancement of our current dealership portfolio by strategic acquisitions and improving or disposing of underperforming dealerships in the U.S., the U.K. and Brazil.
Our focus on growth in our parts and service operations continues to hinge on targeted marketing efforts, strategic selling and operational efficiencies, as well as capital investments designed to support our growth targets. In our new and used retail vehicle operations, our efforts are centered on the efficient and effective use of technology and advertising to enhance our sales efforts. We intend to make resource investments that are focused on the customer experience and customer satisfaction in all areas of our business. We made significant changes in our operating model during the last five years, which were designed to reduce variable and fixed expenses, appropriately leverage our scale and generate operating efficiencies. As our business grows in 2016 and beyond, we intend to manage our costs carefully and to look for opportunities to improve our operating efficiencies. We continue to look for opportunities to improve our processes and disseminate best practices. We believe that our management structure supports more rapid decision making and facilitates an efficient and effective roll-out of new processes. We continue our efforts to fully leverage our scale, reduce costs, enhance internal controls, and enable further growth and, as such, we are taking steps to standardize key operating processes. We are constantly evaluating opportunities to improve the profitability of our dealerships.
In 2015, we completed three dealership acquisitions in the U.S., which had an aggregate of $340.0 million in expected annualized revenues estimated at the time of acquisition. We believe that substantial opportunities for growth through acquisitions remain in our industry. An absolute acquisition target has not been established for 2016, but we expect to acquire dealerships that provide attractive returns on investment. We believe that as of December 31, 2015, we have sufficient financial resources to support additional acquisitions. We plan to focus our growth in geographically diverse areas with positive economic outlooks over the longer-term. Further, we intend to critically evaluate our return on invested capital in our current dealership portfolio for disposition opportunities. In 2015, we disposed of two dealerships and one franchise in the U.S. and terminated two franchises in Brazil, with aggregate annual revenues of approximately $115.0 million. For more information on our acquisitions and dispositions, including those occurring in 2015, see “Acquisition and Divestiture Program” below.

Dealership Operations
Our operations are located in geographically diverse markets that extend domestically across 14 states and internationally in the U.K. and Brazil. By segment, our revenues from external customers for the years ended December 31, 2015, 2014, and 2013 were $8,894.0 million, $8,175.2 million, and $7,353.3 million from our U.S. operations, respectively, and $1,220.2 million, $987.3 million, and $810.8 million from our U.K. operations, respectively. For the years ended December 31, 2015, 2014, and 2013, our revenues from external customers from our Brazil operations were $518.3 million, $775.4 million, and $754.5 million, respectively. Net income by segment for the years ended December 31, 2015, 2014, and 2013 were $142.4 million, $97.2 million, and $105.3 million from our U.S. operations, respectively, and $15.2 million, $14.3 million, and $10.1 million from our U.K. operations, respectively. In our Brazil operations, we realized a net loss of $63.6 million, $18.5 million, and $1.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, 2014, and 2013, our aggregate long-lived assets other than goodwill and intangible assets and financial instruments in our U.S. operations were $925.6 million, $849.2 million, and $726.6 million, respectively, and in our U.K. operations were $107.6 million, $100.7 million, and $65.9 million, respectively. As of December 31, 2015, 2014, and 2013 our long-lived assets other than goodwill and intangible assets and financial instruments in our Brazil operations were $16.2 million, $22.1 million, and $16.4 million, respectively. For a discussion of the risks associated with our operations in the U.K. and Brazil, please see Part I, “Item 1A. Risk Factors.” The following table sets forth the regions and geographic markets in which we operate, the percentage of new vehicle retail units sold in each region in 2015 and the number of dealerships and franchises in each region:

Region	Geographic Market	Percentage of Our New Vehicle Retail Units Sold During the Year Ended December 31, 2015	As of December 31, 2015
			Number of Dealerships	Number of Franchises
East	Massachusetts	6.0%	7	7
	Georgia	4.5	7	10
	New Jersey	2.3	5	5
	Florida	2.1	4	4
	New Hampshire	2.0	3	3
	Louisiana	1.6	3	4
	Mississippi	1.5	3	3
	South Carolina	1.4	3	3
	Alabama	0.8	2	2
	Maryland	0.5	2	2
		22.7	39	43
West	Texas	38.7	50	68
	California	9.7	9	14
	Oklahoma	7.6	13	20
	Kansas	2.1	4	4
	Louisiana	0.7	1	2
		58.8	77	108
International	United Kingdom	10.7	17	25
	Brazil	7.8	19	23
Total		100.0%	152	199
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

New Vehicle Retail Sales
In 2015, we sold or leased 174,614 new vehicles in retail transactions at our dealerships, representing 32 brands. Our retail sales of new vehicles accounted for 19.9% of our gross profit in 2015. In addition to the profit related to the transactions, a typical new vehicle retail sale or lease may create the following additional profit opportunities for our dealerships:

•	manufacturer dealer incentives;

•	the resale of any used vehicle trade-in purchased by the dealership;

•	the sale of third-party finance, vehicle service and insurance contracts in connection with the retail sale;

•	the sale of accessories or after-market products; and

•	the service and repair of the vehicle both during and after the warranty period.

We consider brand diversity to be one of our strengths. The following table sets forth new vehicle sales revenue by brand and the number of new vehicle retail units sold in the year ended, and the number of franchises we owned, as of December 31, 2015:

	New Vehicle Revenues	New Vehicle Unit Sales	% of Total Units Sold	Franchises Owned as of December 31, 2015
	(In thousands)
Toyota (1)	$1,069,544	38,260	21.9	16
BMW	816,123	16,062	9.2	24
Ford	673,262	19,680	11.3	16
Mercedes-Benz	418,787	7,021	4.0	8
Honda	392,017	15,964	9.1	12
Nissan	366,186	14,570	8.3	12
Lexus	351,563	7,528	4.3	3
Chevrolet	342,801	8,818	5.1	6
Audi	340,430	8,299	4.8	8
Hyundai	158,942	6,454	3.7	6
Acura	119,252	3,055	1.7	4
Jeep	116,208	3,474	2.0	6
MINI	112,453	4,221	2.4	15
GMC	108,202	2,368	1.4	5
Volkswagen	91,861	3,718	2.1	7
RAM	90,265	2,125	1.2	6
Kia	86,138	3,592	2.1	4
Cadillac	68,398	1,278	0.7	2
Dodge	57,754	1,808	1.0	6
Subaru	47,511	1,747	1.0	2
Land Rover	46,142	623	0.4	2
Buick	30,233	843	0.5	5
Sprinter	19,077	284	0.2	6
Chrysler	18,505	555	0.3	6
Scion (1)	14,334	665	0.4	N/A
Peugeot	11,773	653	0.4	2
Mazda	10,345	414	0.2	1
Lincoln	9,399	203	0.1	3
Porsche	7,257	89	0.1	1
smart	2,525	161	0.1	2
Volvo	2,021	51	0.0	1
Jaguar	1,928	26	0.0	2
Renault (2)	70	5	0.0	—
Total	$6,001,306	174,614	100.0	199

(1)	The Scion brand is not considered a separate franchise, but rather is governed by our Toyota franchise agreements. We sell the Scion brand at our Toyota franchised locations.

(2)	Renault franchises were disposed of in 2014.
.

Our diversity by manufacturer, based on new vehicle unit sales for the years ended December 31, 2015, 2014, and 2013, is set forth below:

	For the Year Ended December 31,
	2015	% of Total	2014	% of Total	2013	% of Total
Toyota	46,157	26.4%	44,621	26.7%	41,419	26.6%
BMW	20,283	11.6	19,125	11.5	17,277	11.1
Ford	19,882	11.4	18,161	10.9	18,081	11.6
Honda	19,019	10.9	18,776	11.3	19,219	12.3
Nissan	14,570	8.3	15,664	9.4	15,845	10.2
General Motors	13,307	7.6	10,691	6.4	7,520	4.8
Volkswagen	12,106	6.9	10,243	6.1	9,802	6.3
Hyundai	10,046	5.8	9,151	5.5	7,234	4.6
FCA US (formerly Chrysler)	7,962	4.6	7,268	4.4	6,173	4.0
Daimler (1)	7,466	4.3	7,442	4.5	7,011	4.5
Other	3,816	2.2	5,754	3.3	6,285	4.0
Total	174,614	100.0%	166,896	100.0%	155,866	100.0%

(1)	Daimler includes Mercedes-Benz, smart and Sprinter brands.
Our new vehicle unit sales mix was affected by our acquisitions and dispositions during 2015, 2014 and 2013.
Some new vehicles we sell are purchased by customers under lease or lease-type financing arrangements with third-party lenders. New vehicle leases generally have shorter terms, bringing the customer back to the vehicle market, and our dealerships specifically, sooner than if the vehicle purchase was debt financed. In addition, leasing provides our dealerships with a steady supply of late-model, off-lease vehicles to be sold as used vehicles. Generally, leased vehicles remain under factory warranty, allowing the dealerships to provide repair services for the contract term. However, the penetration of finance and insurance product sales on leases tends to be less than in other financing arrangements (such as debt financed vehicles). We typically do not guarantee residual values on lease transactions. Lease vehicle unit sales represented 16.5%, 15.1% and 16.8% of our total new vehicle retail unit sales for the years ended December 31, 2015, 2014 and 2013, respectively.
Used Vehicle Sales, Retail and Wholesale
We sell used vehicles at each of our franchised dealerships. In 2015, we sold or leased 124,153 used vehicles at our dealerships, and sold 57,226 used vehicles in wholesale markets. Our retail sales of used vehicles accounted for 11.7% of our gross profit in 2015. Used vehicles sold at retail typically generate higher gross margins on a percentage basis than new vehicles primarily because of their relatively limited comparability, which is dependent on a vehicle’s age, mileage and condition, among other things.
Valuations of used vehicles vary based on supply and demand factors, the level of new vehicle incentives, and the availability of retail financing and general economic conditions. Profit from the sale of used vehicles depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices and to effectively manage that inventory. Our new vehicle operations provide our used vehicle operations with a large supply of generally high-quality trade-ins and off-lease vehicles, and are the best source of high-quality used vehicles. Our dealerships supplement their used vehicle inventory with purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers. We continue to extensively utilize a common used vehicle management software tool in all of our U.S. dealerships with the goal to enhance the management of used vehicle inventory, focusing on the more profitable retail used vehicle business and reducing our wholesale used vehicle business. This internet-based software tool is an integral part of our used vehicle process, enabling our managers to make used vehicle inventory decisions based on real time market valuation data. It also allows us to leverage our size and local market presence by expanding the pool from which used vehicles can be sold within a given market or region within the U.S., effectively broadening the demand for our used vehicle inventory. In addition, this software supports increased oversight of our assets in inventory, allowing us to better control our exposure to used vehicles, the values of which typically decline over time.
In addition to active management of the quality and age of our used vehicle inventory, we are focused on increasing the total lifecycle profitability of our used vehicle operations by participating in manufacturer certification programs where available. Manufacturer certified pre-owned (“CPO”) vehicles offer customers in the U.S. and U.K. the opportunity to purchase a used vehicle that has passed a rigorous array of manufacturer-defined tests, and as a result, come with a manufacturer’s extended service warranty and potentially other benefits. With the extended service warranty, the sale of CPO vehicles tends to generate better service loyalty for the selling dealership. CPO vehicles typically cost more to recondition, but sell at a premium compared to other used vehicles and are available only from franchised new vehicle dealerships. In some cases, CPO vehicles are eligible for manufacturer support, such as subsidized finance rates and extension of the manufacturer warranty. Our CPO vehicle sales in the U.S. and U.K. represented 26.4% of total U.S and U.K. used retail sales in 2015. CPO vehicles are not yet available in Brazil.
Parts and Service Sales
We sell replacement parts and provide maintenance and repair services at each of our franchised dealerships and provide collision restoration services at the 35 collision centers that we operate. Our parts and service business accounted for 41.9% of our gross profit in 2015. We perform both warranty and non-warranty service work at our dealerships, primarily for the vehicle brand(s) sold at a particular location. Warranty, customer pay, collision and wholesale accounted for 20.4%, 44.5%, 14.0% and 21.1%, respectively, of the revenues from our parts and service business in 2015. Our parts and service departments also perform used vehicle reconditioning and new vehicle enhancement services for which they realize a profit. However, the revenue for that internal work is eliminated from our parts and service revenue in the consolidation of our financial statements.
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
Our strategy to capture an increasing share of the parts and service work performed by franchised dealerships and enhance profitability includes the following elements:

•
Focus on Customer Relationships; Emphasize Preventative Maintenance.   Our dealerships seek to retain purchasers of new and used vehicle as customers of our parts and service departments. To accomplish this goal, we use computer systems that track the vehicle owners’ maintenance records and provide advance notice to them when their vehicles are due for periodic service. Our use of computer-based customer relationship management tools increases the reach and effectiveness of our marketing efforts, allowing us to target our promotional offerings to areas in which service capacity is under-utilized or profit margins are greatest. We continue to train our service personnel to establish relationships with their service clients to promote a long-term business relationship. And, we are focused on enhancing access to our service facilities by providing patrons with readily-accessible means to schedule service appointments. We believe our parts and service activities are an integral part of the customer service experience, allowing us to maintain ongoing relationships with our dealerships’ clients thereby deepening customer loyalty to the dealership as a whole.

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

Finance and Insurance Sales
Revenues from our finance and insurance operations consist primarily of fees for arranging financing, and vehicle service and insurance contracts in connection with the retail purchase of a new or used vehicle. Our finance and insurance business accounted for 26.6% of our gross profit in 2015. We offer a wide variety of third-party finance, vehicle service and insurance products in a convenient manner and at competitive prices. To increase transparency to our customers, we offer all of our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.
Financing.   We arrange third-party purchase and lease financing for our customers. In return, we receive a fee from the third-party finance company upon completion of the financing. These third-party finance companies include manufacturers’ captive finance subsidiaries, selected commercial banks and a variety of other third-parties, including credit unions and regional auto finance companies. Generally, we do not retain substantial credit risk after a customer has received financing, though we do retain limited credit risk in some circumstances. The fees we receive from the third-party finance companies are subject to chargeback, or repayment, to the finance company, if a customer defaults or prepays the retail installment contract, typically during some limited time period at the beginning of the contract term. We have negotiated incentive programs with some finance companies pursuant to which we receive additional fees upon reaching a certain volume of business.
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
The products our dealerships offer are generally underwritten and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Under our arrangements with the providers of these products, we either sell these products on a straight commission basis, or we sell the product, recognize commission and participate in future underwriting profit, if any, pursuant to a retrospective commission arrangement. These commissions may be subject to chargeback, in full or in part, if the contract is terminated prior to its scheduled maturity.
New and Used Vehicle Inventory Financing
Our dealerships finance their inventory purchases through the floorplan portion of our revolving credit facility and three separate floorplan credit facility arrangements with manufacturers that we represent, BMW, Volkswagen, and Ford, in addition to credit facilities we have with financial institutions in Brazil. Our revolving syndicated credit facility matures in June 2018 and provides a total borrowing capacity of $1.7 billion, (the “Revolving Credit Facility”). We utilize our Floorplan Line (as defined below) to finance up to 80% of the value of our used vehicle inventory in the U.S., and up to 100% of the value of all new vehicle inventory in the U.S., other than new vehicles purchased from Ford. We can expand the Revolving Credit Facility to its maximum commitment of $1.95 billion, subject to participating lender approval. The Revolving Credit Facility consists of two tranches: a maximum of $1.6 billion for vehicle inventory financing (“Floorplan Line”), as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the aforementioned limits. However, the amount of available borrowing capacity under the Acquisition Line may be limited from time to time based upon the available borrowing base calculation within the debt covenants under the Revolving Credit Facility.
We have a floorplan arrangement with Ford Motor Credit Company (“FMCC”) that provides $300.0 million of floorplan financing capacity (“FMCC Facility”). We use the funds available under this arrangement to exclusively finance our U.S. inventories of new Ford vehicles sold by the lender’s manufacturer affiliate. The FMCC Facility is an evergreen arrangement that may be canceled with 30 days notice by either party. Should the FMCC Facility no longer be available to us for financing of our new U.S. Ford inventory, we could utilize the available capacity under our Floorplan Line to finance our new Ford vehicle inventory.
We also finance certain rental vehicles in the U.S. through separate arrangements with the respective automobile manufacturers. In addition, we utilize credit facilities with BMW Financial Services, Volkswagen Finance, and FMCC for the financing of new, used, and rental vehicle inventories associated with our U.K. operations.
In addition, we have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our Brazil operations. These facilities may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed.

Acquisition and Divestiture Program
We pursue an acquisition and divestiture program focused on the following objectives:

•	enhancing brand and geographic diversity with a primary focus on import and luxury brands;

•	creating economies of scale;

•	delivering an attractive return on investment; and

•	eliminating underperforming dealerships.
Since our inception, we have grown our business primarily through acquisitions. Over the five-year period from January 1, 2011 through December 31, 2015, we:

•	purchased 87 franchises with expected annual revenues, estimated at the time of acquisition, of $3.7 billion;

•	disposed of or terminated 32 franchises with annual revenues of approximately $1.0 billion; and

•	were granted five new franchises by vehicle manufacturers with expected annual revenues, estimated at the time of grant, of $118.0 million.
Acquisition Strategy.   We seek to acquire large, profitable, well-established dealerships and franchises that are leaders in their markets to:

•	expand into geographic areas we currently do not serve;

•	expand our brand, product, and service offerings in our existing markets;

•	capitalize on economies of scale in our existing markets; and/or

•	increase operating efficiency and cost savings in areas such as used vehicle sourcing, advertising, purchasing, data processing, personnel utilization, and the cost of floorplan financing.
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
Recent Acquisitions. In 2015, we acquired three dealerships, representing five franchises, in the U.S. with expected annualized revenues, estimated at the time of acquisition, of $340.0 million.
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
While it is our desire to only acquire profitable, well-established dealerships, at times we have been requested, in connection with the acquisition of a particular dealership group, to acquire dealerships that do not fit our acquisition strategy. We acquire such dealerships with the understanding that we may need to divest some or all of them at some future time. The costs associated with such potential divestitures are included in our analysis of whether we acquire all dealerships in the same acquisition. Additionally, we may acquire a dealership whose profitability is marginal, but which we believe can be increased through various factors, such as: (a) change in management, (b) increase or improvement in facility operations, (c) relocation of facility based on demographic changes, (d) reduction in costs, and/or (e) sales training. If, after a period of time, a dealership’s profitability does not positively respond, we will seek to sell the dealership to a third party, or, in a rare case, surrender the franchise back to the manufacturer. In conjunction with the disposition of certain of our dealerships, we may also dispose of the associated real estate. Management constantly monitors the performance of all of our dealerships, and routinely assesses the need for divestiture. In connection with divestitures, we are sometimes required to incur additional charges associated with lease terminations or the impairment of long-lived assets. We continue to rationalize our dealership portfolio and focus on increasing the overall profitability of our operations.
Recent Dispositions.   During 2015, we disposed of two dealerships and one franchise in the U.S. and terminated two franchises in Brazil with annualized revenues of approximately $115.0 million.
Competition
We operate in a highly competitive industry. In each of our markets, consumers have a number of choices in deciding where to purchase a new or used vehicle and how the purchase will be financed. Consumers also have options for the purchase of related parts and accessories, as well as the service and repair of vehicles.
In the U.S., according to The National Automobile Dealers Association, there were approximately 16,396 franchised automobile dealerships as of January 1, 2015, which was down from 17,665 as of January 1, 2014.
In the U.K., according to the National Franchised Dealers Association, there were approximately 4,127 franchised dealerships as of January 1, 2015, which was down from 4,377 as of January 1, 2014.
In Brazil, according to The National Association of Automobile Manufacturers, there were approximately 4,364 franchised automobile dealerships as of January 1, 2014, which was up from 4,249 as of January 1, 2013.
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
Financing Arrangements and Indebtedness
As of December 31, 2015, our outstanding indebtedness, coupled with lease and other obligations totaled $3,637.2 million, including the following:

•	$1,150.8 million under the Floorplan Line of our Revolving Credit Facility;

•	$318.2 million of future commitments under various operating leases;

•	$541.3 million in carrying value of 5.00% senior notes due 2022 (“5.00% Notes”);

•	$296.3 million in carrying value of 5.25% senior notes due 2023 (“5.25% Notes”);

•
$241.8 million of term loans, entered into independently with three of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), BMW Financial Services NA, LLC (“BMWFS”), and FMCC, as well as other third-party financial institutions, primarily to finance the purchase of real estate;

•	$171.3 million under our FMCC Facility;

•	$196.4 million under floorplan notes payable to various manufacturer affiliates and third-party financial institutions for foreign and rental vehicles;

•	$54.7 million under our real estate credit facility (“Real Estate Credit Facility”);

•	$51.9 million of capital lease obligations related to real estate, as well as $35.6 million of estimated interest;

•	$72.6 million of various other debt and other capital lease obligations;

•	$45.8 million of estimated future net obligations from interest rate risk management activities; as of December 31, 2015, the estimated fair value of such obligations was $31.2 million;

•	$374.4 million of estimated interest payments on floorplan notes payable and other long-term debt obligations;

•	$41.9 million of letters of credit, to collateralize certain obligations, issued under the Acquisition Line; and

•	$44.2 million of other short and long-term purchase commitments.
As of December 31, 2015, we had the following amounts available for additional borrowings under our various credit facilities:

•	$229.2 million under the Floorplan Line of our Revolving Credit Facility, including $110.8 million of immediately available funds;

•
$278.2 million under the Acquisition Line of our Revolving Credit Facility, which is limited based upon a borrowing base calculation within certain debt covenants under the Revolving Credit Facility; and

•	$128.7 million under our FMCC Facility, including $25.5 million of immediately available funds.
In addition, the indentures relating to our other debt instruments allow us to incur additional indebtedness and enter into additional operating leases, subject to certain conditions.
For additional information regarding our financing arrangements and indebtedness, please read Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Stock Repurchase Program
From time to time, our Board of Directors gives authorization to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. We are limited under the terms of the Revolving Credit Facility, Real Estate Credit Facility, 5.00% Senior Notes and 5.25% Senior Notes in our ability to, among other things, repurchase shares of our outstanding common stock and make payments of cash dividends to our stockholders. As of December 31, 2015, the most stringent of the restricted payment baskets was under our Revolving Credit Facility and Real Estate Credit Facility (the “Restricted Payment Basket”), limiting us to $144.7 million in restricted payments. The Restricted Payment Basket will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases.

As of December 31, 2014, $99.4 million of share repurchases remained available, under the then-current authorization. In November 2015, a new authorization of $100.0 million was approved by the Board of Directors, replacing the prior authorization that had $23.8 million remaining. During 2015, we repurchased 1,176,908 shares at an average price of $82.82 per share, for a total of $97.5 million, leaving $78.2 million available for future repurchases under the Board of Director’s November 2015 authorization. In February 2016, the Board of Directors approved a new authorization of $150.0 million, replacing the authorization remaining at that time. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.
Dividends
During 2015, our Board of Directors approved four quarterly cash dividends. The first two dividends were approved and paid at $0.20 per share, the third was increased to $0.21 per share and the fourth one was increased to $0.22 per share for a total of $0.83 per share, or $19.9 million, for the year ending December 31, 2015. The payment of dividends in the future is subject to the discretion of our Board of Directors, after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments, and other factors. As noted above, we are also limited in our ability to make cash dividend payments to our stockholders under the terms of several of our debt financing arrangements, the most restrictive of which is the Restricted Payment Basket.
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

•	inventory levels;

•	working capital levels;

•	the sales process;

•	minimum sales performance requirements;

•	customer satisfaction standards;

•	marketing and branding;

•	facility standards and signage;

•	personnel;

•	changes in management;

•	change in control; and

•	monthly financial reporting.
Our dealerships’ franchise agreements are for various terms, ranging from one year to indefinite. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including unapproved changes of ownership or management and performance deficiencies in such areas as sales volume, sales effectiveness, and customer satisfaction. In most cases, manufacturers have renewed the franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. From time to time, certain manufacturers may assert sales and customer satisfaction performance deficiencies under the terms of our framework and franchise agreements. We work with these manufacturers to address any performance issues.
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
The sale of vehicles in Brazil is regulated by federal law, commonly referred to in Brazil as the Ferrari Law. Such law sets forth the terms and conditions of distribution agreements executed among manufacturers and dealerships, specifically with regard to the distribution of cars, trucks, buses, tractors, motorbikes and similar vehicles. In addition, the Ferrari Law establishes the geographical area of a dealership, termination of distribution agreements and their consequences, among other things. Any contractual provision that conflicts with the Ferrari Law is considered void in Brazil. The distribution agreements contemplate the commercialization of vehicles and components fabricated by the manufacturer, the rendering of technical assistance relating to such products and the usage by the dealerships of the manufacturers’ brand. According to the Ferrari Law, distribution agreements may be executed for either a determined or an undetermined term. In the case of a distribution agreement executed for a determined term, its initial term may not be less than 5 years. At the end of this initial 5 years term, such distribution agreement will be automatically converted into an undetermined term distribution agreement, unless any of the parties thereto expressly waives such right with a 180 days prior notice. In the case of an early termination of a distribution agreement other than as a result of a persistent breach or force majeure, the Ferrari law entitles the non-breaching party to, among other things, certain termination payments.
The U.S. economic recession, that began in 2008, caused domestic manufacturers to critically evaluate their respective dealer networks and terminate certain brands, and, as a result, the respective franchises. For example, General Motors chose to discontinue the Pontiac brand and, as a result, both of our Pontiac franchises were terminated. In addition, Ford chose to discontinue the Mercury brand and, as a result, all four of our Mercury franchises were terminated. Subject to similar future economic factors and material changes to the regulations discussed above, we generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost or modification.
Our dealership service departments perform vehicle repairs and service for customers under manufacturer warranties. We are reimbursed for the repairs and service directly from the manufacturer. Some manufacturers offer rebates to new vehicle customers that we are required, under specific program rules, to adequately document, support, and typically are responsible for collecting. In addition, some manufacturers provide us with incentives to order and/or sell certain models and/or volumes of inventory over designated periods of time. Under the terms of our dealership franchise agreements, the respective manufacturers are able to perform warranty, incentive, and rebate audits and charge us back for unsupported or non-qualifying warranty repairs, rebates or incentives.
In addition to the individual dealership franchise agreements discussed above, we have entered into framework agreements in the U.S. with most major vehicle manufacturers and distributors. These agreements impose a number of restrictions on our operations, including our ability to make acquisitions and obtain financing, and on our management. These agreements also impose change of control provisions related to the ownership of our common stock. For a discussion of these restrictions and the risks related to our relationships with vehicle manufacturers, please read “Item 1A. Risk Factors.”

The following table sets forth the percentage of our new vehicle retail unit sales attributable to our top five manufacturers in terms of percent of new vehicle retail units sold:

Manufacturer	Percentage of New Vehicle Retail Units Sold during the Year Ended December 31, 2015
Toyota	26.5%
BMW	11.6%
Ford	11.4%
Honda	10.9%
Nissan	8.4%

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act established the Consumer Financial Protection Bureau (the “CFPB”) with broad regulatory powers. Although automotive dealers are generally excluded from the CFPB’s regulatory authority, we are required to comply with regulations applicable to privacy notices, and the CFPB has announced its intention to regulate automotive financing activities through its regulation of automotive finance companies and other financial institutions that service the automotive industry. The CFPB has issued regulatory guidance instructing financial institutions to monitor dealer loans for potential discrimination resulting from the system used to compensate dealers for assisting in the customer financing transaction. The CFPB has instructed lenders that, if discrimination is found, the lender would be required to change dealer compensation practices. In addition, the CFPB has announced its intention to regulate the sale of other finance and insurance products. If the result of either of these initiatives is to substantially restrict our ability to generate revenue from arranging financing for our customers for the purchase of vehicles and associated products and services, it could have a material adverse effect on our business and results of operations.
Environmental and Occupational Health and Safety Laws and Regulations
Our operations involve the use, handling and storage for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires, and fuel. We contract for recycling and/or dispose of used fluids, filters and other waste materials generated by our operations. Consequently, our business is subject to a complex variety of stringent laws and regulations governing management and disposal of materials and wastes, protection of the environment and occupational health and safety. These laws and regulations affect many aspects of our operations, such as requiring the acquisition of permits or other governmental approvals to conduct regulated activities, restricting the manner in which we handle, recycle and dispose of our wastes, incurring capital and operating expenditures to construct, maintain and upgrade pollution control and containment equipment and facilities, imposing specific health and safety criteria addressing worker protection, and imposing substantial liabilities for pollution caused by our operations or attributable to former operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, imposition of investigatory, remedial and corrective action obligations, delays in permitting or in the performance of projects, and issuance of injunctions delaying, restricting or prohibiting some or all of our operations in affected areas. We may not be able to recover some or any of these costs from insurance.

Most of our dealerships utilize above-ground storage tanks, primarily for storing and dispensing petroleum-based products, and above-ground lifts used to raise vehicles. To a lesser extent, our dealerships use underground storage tanks and in-ground lifts. Storage tanks in the U.S. are subject to testing, containment, upgrading and removal requirements under the Resource Conservation and Recovery Act, or RCRA, and its state law counterparts. Similarly, below ground lifts may contain fluid reservoirs that may leak. RCRA imposes requirements relating to the handling and disposal of hazardous and non-hazardous wastes and requires us to comply with stringent and costly requirements in connection with our storage and recycling or disposal of the various used fluids, paints, batteries, tires, and fuels generated by our operations. Clean-up or other remedial action may be necessary in the event of leaks or other unauthorized discharges from storage tanks or other equipment operated by us. In addition, water quality protection programs under the Federal Water Pollution Control Act (commonly known as the Clean Water Act) and comparable U.S. state and local programs govern certain wastewater and storm water discharges from our operations, which discharges may require permitting. Similarly, certain sources of air emissions from our operations including, for example, paint booths, may be subject to permitting, monitoring and reporting requirements, pursuant to the federal Clean Air Act and related state and local laws. Certain health and safety standards imposed under the Federal Occupational Safety and Health Act or otherwise promulgated by the Occupational Safety and Health administration of the United States Department of Labor and related state agencies are also applicable to protection of the health and safety of our employees.
We generally conduct environmental studies on dealerships to be acquired regardless of whether we are leasing or acquiring in fee the underlying real property, and as necessary, implement environmental management practices or remedial or corrective actions to reduce the risk of noncompliance with environmental laws and regulations. Nevertheless, we currently own or lease, and in connection with our acquisition program anticipate in the future owning or leasing, properties that in some instances have been used for auto retailing and servicing for many years. Laws regarding the prevention of pollution or remediation of environmental contamination generally apply regardless of whether we lease or purchase the land and facilities. Although we, or our predecessors, may have utilized operating and disposal practices that were standard in the industry at the time, a risk exists that petroleum products and wastes such as new and used motor oil, transmission fluids, antifreeze, lubricants, solvents and motor fuels could have been spilled or released on or under the properties owned or leased by us or on or under other locations where such materials were taken for recycling or disposal. Further, we believe that structures found on some of these properties may contain asbestos-containing materials, although in an undisturbed condition that does not require removal or other corrective action under applicable regulations. In addition, many of these properties have been operated by third parties whose use, handling and disposal of such petroleum products or wastes were not under our control. These properties and the materials transported and disposed from, or released on, them may be subject to the U.S. federal Comprehensive Environmental Response, Compensation, and Liability Act (also known as the Superfund law), RCRA and analogous U.S. state laws, pursuant to which we could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial activities to prevent future contamination.
The trend in environmental regulation is to often place more restrictions and limitations on activities that may affect the environment. Consequently, any changes in environmental laws and regulations or re-interpretations of enforcement policies that result in more stringent and costly vehicular pollution control equipment or waste handling, storage, transport, disposal or remediation requirements, or delays or restrictions in permitting or performance of projects could have a material adverse effect on our business, results of operations and financial position. For example, U.S vehicle manufacturers are subject to regulations adopted by the U.S. Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration that establish greenhouse gas (“GHG”) and corporate average fuel economy (“CAFÉ”) standards applicable to light-duty vehicles through model year 2025, with these standards imposing more stringent requirements through model year 2025. Whereas the CAFÉ standards are designed to improve vehicle fuel economy, the GHG standards are based on determinations made by the U.S. EPA, that emissions of carbon dioxide and certain other gases, comprising GHGs, present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Moreover, climate-change legislation and regulatory changes have been made or are being considered at state and federal levels and, on an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets. Although it is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the international agreement made in Paris, the adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of GHGs on vehicles and automotive fuels in the United States could adversely affect prices of and demand for the vehicles we sell.
Insurance and Bonding
Our operations expose us to the risk of various liabilities, including:

•	claims by employees, customers or other third parties for personal injury or property damage resulting from our operations; and

•	fines and civil and criminal penalties resulting from alleged violations of federal and state laws or regulatory requirements.
The automotive retailing business is also subject to substantial risk of real and personal property loss as a result of the significant concentration of real and personal property values at dealership locations. Under self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims handling expenses, including property and casualty, automobile physical damage, and employee medical benefits. In certain cases, we insure costs in excess of our retained risk under various contracts with third-party insurance carriers. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience, adjusted for current trends and changes in claims-handling procedures. Risk retention levels may change in the future as a result of changes in the insurance market or other factors affecting the economics of our insurance programs. Although we believe our insurance coverage is adequate, we cannot assure that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, results of operations and financial condition.
We make provisions for retained losses and deductibles by reflecting charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims. The insurance companies that underwrite our insurance require that we secure certain of our obligations for self-insured exposures with collateral. Our collateral requirements are set by the insurance companies and, to date, have been satisfied by posting surety bonds, letters of credit and/or cash deposits. Our collateral requirements may change from time to time based on, among other things, our total insured exposure and the related self-insured retention assumed under the policies. We are subject to potential premium cost fluctuations with the annual renewal of these programs.
Employees
We believe our relationship with our employees is favorable. As of December 31, 2015, we employed 12,886 (full-time, part-time and temporary) people, of whom:

•	1,697 were employed in managerial positions;

•	2,902 were employed in non-managerial vehicle sales department positions;

•	6,231 were employed in non-managerial parts and service department positions; and

•	2,056 were employed in administrative support positions.
In Brazil, all employees are represented by a local union.
Because of our dependence on vehicle manufacturers, we may be affected by labor strikes, work slowdowns and walkouts at vehicle manufacturing facilities and/or their suppliers. Additionally, labor strikes, work slowdowns and walkouts at businesses participating in the distribution of manufacturers’ products may also affect us.
For further discussion, please read “Item 1A. Risk Factors.”
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
For further discussion, please read “Item 1A. Risk Factors.”
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
The automotive retail industry, and especially new vehicle unit sales, is influenced by general economic conditions, particularly consumer confidence, the level of personal discretionary spending, interest rates, fuel prices, supply conditions, unemployment rates and credit availability. During economic downturns, such as the recession experienced in 2008 and much of 2009, retail new vehicle sales typically experience periods of decline characterized by oversupply and weak demand. In addition, periods of economic uncertainty, as well as volatility in consumer preference around fuel-efficient vehicles in response to volatile fuel prices, and concern about manufacturer viability, may adversely impact future consumer spending and result in a difficult business environment. Any tightening of the credit markets and credit conditions may decrease the availability of automotive loans and leases and adversely impact our new and used vehicle sales and margins. In particular, if sub-prime finance companies apply higher credit standards or if there is another decline in the overall availability of credit in the sub-prime lending market, the ability of consumers to purchase vehicles could be limited, which could have a material adverse effect on our business and results of operations.
Volatile fuel prices may also continue to affect consumer preferences in connection with the purchase of our vehicles. Rising fuel prices may make consumers less likely to purchase larger, more expensive vehicles, such as sports utility vehicles or luxury automobiles, and more likely to purchase smaller, less expensive and more fuel efficient vehicles; conversely, lower fuel prices could have the opposite effect. Sudden changes in customer preferences make maintenance of an optimal mix of large and small vehicle inventory a challenge. Further increases or sharp declines in fuel prices could have a material adverse effect on our business and results of operations.
In addition, local economic, competitive and other conditions affect the performance of our dealerships. Our results of operations depend substantially on general economic conditions and spending habits in those regions of the U.S. where we maintain most of our operations. Since a large concentration of our new vehicle sales are in the states of Texas and Oklahoma (46.3%) for the year ended December 31, 2015 which are dependent upon the oil and gas industry, the recent substantial decline in commodity prices has had and could continue to have an adverse effect on our business and results of operations in those regions.
We are subject to a concentration of risk in the event of financial distress, merger, sale or bankruptcy, including potential liquidation, of, or other adverse economic impacts on, certain major vehicle manufacturers.
Toyota, Nissan, Honda, Ford, BMW, Volkswagen, Hyundai, Daimler, FCA US (formerly Chrysler) and General Motors dealerships represented approximately 97.8% of our total new vehicle retail units sold in 2015. In particular, sales of Toyota/Scion/Lexus new vehicles represented 26.4% of our new vehicle unit sales in 2015. The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our dealerships an attractive, high quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, incentives, floorplan assistance and advertising assistance. A discontinuation or change in our manufacturers’ warranty and incentive programs could adversely affect our business. Third, manufacturers provide product warranties and, in some cases, service contracts to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts and bill the manufacturer directly as opposed to invoicing the customer. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our dealerships.
Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, reductions in access to capital or credit, labor strikes or similar disruptions (including within their major suppliers), supply shortages, or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations, natural disasters, or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could have a material adverse effect on our business, results of operations and financial condition.
We are dependent on our relationships with manufacturers and if we are unable to enter into new franchise agreements in connection with dealership acquisitions or maintain or renew our existing franchise agreements on favorable terms, our operations may be significantly impaired.
We are dependent on our relationships with manufacturers, which exercise a great degree of influence over our operations through the franchise agreements. For example, delays in obtaining, or failing to obtain, manufacturer approvals for dealership acquisitions could adversely affect our acquisition program. In determining whether to approve an acquisition, manufacturers may consider many factors, including the moral character and business experience of the dealership principals and the financial condition, ownership structure, Customer Satisfaction Index (“CSI “) scores, sales efficiency, and other performance measures of our other dealerships. Also, our manufacturers attempt to measure customers’ satisfaction with automobile dealerships through systems generally known as CSI, which may be modified or replaced at the manufacturer’s discretion. Manufacturers may use these performance indicators, as well as sales performance numbers, as conditions for certain payments and as factors in evaluating applications for additional acquisitions. In unusual cases where performance indicators, such as the ones described above, are not met to the satisfaction of the manufacturer, certain manufacturers may either limit our ability to acquire additional dealerships or require the disposal of existing dealerships or both. From time to time, we have not met all of the manufacturers’ requirements to make acquisitions and have received requests to dispose of certain of our dealerships. In the event one or more of our manufacturers sought to prohibit future acquisitions, or imposed requirements to dispose of one or more of our dealerships, our acquisition and growth strategy could be adversely affected.
A manufacturer may also limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. For example, in the U.S. we may acquire only six primary Lexus dealerships or six outlets nationally. As of December 31, 2015, we owned three primary Lexus dealerships. Also, under the manufacturer’s interpretation of existing guidelines, as of December 31, 2015, we owned the maximum number of Toyota dealerships permitted in the Gulf States region, which is comprised of Texas, Oklahoma, Louisiana, Mississippi and Arkansas, and in the Boston region, which is comprised of Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont.
In addition, each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including any unapproved changes of ownership or management, sales and customer satisfaction performance deficiencies and other material breaches of the franchise agreements. Manufacturers may also have a right of first refusal if we seek to sell dealerships. We cannot guarantee all of our franchise agreements will be renewed or that the terms of the renewals will be as favorable to us as our current agreements. In addition, we cannot guarantee that our manufacturers will not attempt to terminate our franchise agreements if they perceive that performance deficiencies exist. If such an instance occurs, although we are generally protected by automotive dealership franchise laws requiring “good cause” be shown for such termination, we cannot guarantee that the termination of the franchise will not be successful. Actions taken by manufacturers to exploit their bargaining position in negotiating the terms of renewals of franchise agreements could also have a material adverse effect on our results of operations. Further, the terms of certain of our real estate-related indebtedness require the repayment of all amounts outstanding in the event that the associated franchise is terminated. Our results of operations may be materially and adversely affected to the extent that our franchise rights become compromised or our operations restricted due to the terms of our franchise agreements or if we lose substantial franchises.
Finally, our franchise agreements do not give us the exclusive right to sell a manufacturer’s product within a given geographic area. Subject to state laws that are generally designed to protect dealers, a manufacturer may grant another dealer a franchise to start a new dealership near one of our locations, or an existing dealership may move its dealership to a location that would more directly compete against us. The location of new dealerships near our existing dealerships could have a material and adverse effect on our operations and reduce the profitability of our existing dealerships.
Our inability to acquire new dealerships and successfully integrate those dealerships into our business could adversely affect the growth of our revenues and earnings.
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
A number of state and federal laws and regulations applicable to automotive companies affect our business. We are also subject to laws and regulations relating to business corporations generally. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory remedial obligations or the issuance of injunctions limiting or prohibiting our operations. In every jurisdiction in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales, finance and insurance-related licenses issued by government authorities. These laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices. Other laws and regulations include U.S. state franchise laws and regulations, anti-trust laws and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as U.S. federal and state wage-hour, anti-discrimination and other employment practices laws. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of U.S. franchise laws. If U.S. franchise laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or showing of good cause. Without the protection of U.S. franchise laws, it may also be more difficult for us to renew our franchise agreements upon expiration. Further, U.S. federal law, including any federal bankruptcy law, may preempt U.S. state law and allow manufacturers greater freedom to terminate or not renew franchises. Furthermore, some states have initiated consumer “bill of rights” statutes which involve increases in our costs associated with the sale of vehicles, or decreases in some of our profit centers.
A substantial amount of our business is related to the real estate we own or lease to conduct our various automotive operations. Often times, the success of such automotive operations is dependent upon our ability to locate, purchase and lease real estate on favorable terms. We are highly dependent upon the availability of real estate in each of our numerous automotive markets. Additionally, real estate we are interested in acquiring will be subject to local municipal laws of county, township, parish and other local municipalities that often times will govern what type of real estate we can purchase for our various automotive operations. Local ordinances, deed restrictions, zoning and other land use restrictions may prohibit the type of business permitted on a given leased or purchased property which can added to the challenge of locating appropriate real estate. The costs and length of time associated with changing the permitted use of a leased or purchased property may affect our ability to enter a market or expand our operations in an existing market. Our inability to locate, and lease or purchase additional suitable properties to meet the needs of our various automotive operations in multiple markets would adversely affect our business, results of operations and financial conditions.
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
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law (the “Dodd-Frank Act”) and established the Consumer Financial Protection Bureau (the “CFPB”) with broad regulatory powers. Although automotive dealers are generally excluded from the CFPB’s regulatory authority, we are required to comply with regulations applicable to privacy notices, and the CFPB has announced its intention to regulate automotive financing activities through its regulation of automotive finance companies and other financial institutions that service the automotive industry. The CFPB has issued regulatory guidance instructing financial institutions to monitor dealer loans for potential discrimination resulting from the system used to compensate dealers for assisting in the customer financing transaction. The CFPB has instructed lenders that, if discrimination is found, the lender would be required to change dealer compensation practices. If this initiative substantially restricts our ability to generate revenue from arranging financing for our customers for the purchase of vehicles, the result could have an adverse effect on our business and results of operations.
Our U.K. finance operations also arrange for the sale of various contracts for products and services in connection with the sale of new and used vehicles. Those activities in the U.K. are regulated by the Financial Conduct Authority (FCA). The FCA is an independent watchdog that regulates financial services of our dealerships. The FCA was created in the wake of the financial crisis as a result of passage of the Financial Services Act of 2012 (the “FSA Act”). The FSA Act sets out a system for regulating financial services in order to protect and improve the U.K.’s economy. Its purpose was to make sure markets work well by confirming that financial services maintain and ensure the integrity of the markets, regulate financial services firms so that they give consumers a fair deal and ensure the financial services market is competitive.
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
Pursuant to the Dodd-Frank Act, the CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and exchange trading. To the extent we engage in such transactions that are or become subject to such rules in the future, we will be required to comply or to take steps to qualify for an exemption to such requirements. In addition, the Dodd-Frank Act, the CFTC and banking regulators established margin rules for uncleared swaps. Although we believe that we qualify for the end-user exceptions to the mandatory clearing and margin requirements with respect to swaps entered to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. If any of our swaps do not qualify for the commercial end-user exception, clearing our transactions or posting of initial or variation margin could impact our liquidity and reduce cash available for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flows. In addition, the European Union and other non U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations. At this time, the impact of such regulations is not clear.
The full impact of the Dodd-Frank Act and related regulatory requirements upon our business will not be known until the regulations are implemented and the market for derivative contracts has adjusted. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have material adverse effect on our financial condition, results of operations and cash available for distributions to our shareholders.
The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, has and may continue to increase our annual employee health care costs that we fund. We cannot predict the extent of the effect that this statute, or any future state or federal healthcare legislation or regulation, will have on us. However, any additional expansion in government’s role in the U.S. healthcare industry could result in significant long-term costs to us, which could in turn adversely affect our business, results of operations and financial condition.
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
In the course of our operations, we generate, handle, store and recycle or dispose of various used products and wastes. These business activities are subject to stringent federal, regional, state and local laws and regulations governing the release of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations upon our operations including the acquisition of permits to conduct regulated activities, the imposition of restrictions on where or how to manage or dispose of used products and wastes, the incurrence of capital expenditures to limit or prevent releases of such material, and the imposition of substantial liabilities for pollution resulting from our operations. Failure to comply with these laws, regulations, and permits may result in the assessment of sanctions, including administrative, civil, and criminal penalties, the imposition of investigatory remedial and corrective action obligations, and delays in permitting or in the performance of projects the issuance of injunctions limiting or preventing some or all of our operations in affected areas.
There is a risk of incurring significant environmental costs and liabilities in the operations of our automotive dealerships due to our handling of regulated used products and wastes, because of releases arising in the course of our operations, especially from storage tanks and in-ground lifts, and due to contamination arising from historical operations and waste disposal practices, including by predecessor operators or owners over whom we had no control or supervision. We could be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken.
The trend in environmental regulation is to often place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations that result in more stringent and costly pollution control equipment or waste containment, management or disposal requirements could have a material adverse effect on our business, results of operation and financial condition. For instance, vehicle manufacturers are currently subject to federal rules requiring greenhouse gas (“GHG”) reduction and CAFE standards for light-duty vehicles through model year 2021. Under these rules, most manufacturers are required to modify their vehicle platforms and powertrains to achieve a fleet-wide average fuel efficiency equivalent of 44.7 miles per gallon by model year 2021. In 2017, the EPA and NHTSA will conduct mid-term reviews to determine the technological progress and economic implications for meeting the proposed 2025 standards for fleet average fuel economy performance of 54.5 miles per gallon. Similarly, these rules impose fleet-wide average carbon dioxide emission tailpipe compliance levels of 243 grams per mile on model 2017 vehicles and 163 grams per mile on model year 2025 vehicles. These increased fuel efficiency and carbon dioxide, or GHG, reduction requirements are expected to increase the cost of new vehicles over time, which could potentially result in a reduction in new vehicle sales. Whereas the CAFE standards are designed to improve vehicle fuel economy, the GHG standards are based on determinations made by the EPA that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Congress and numerous states have from time to time considered and — in the case of some states, adopted — legislation to restrict greenhouse gases. These laws generally take the form of cap and trade programs, requiring large sources of greenhouse gas emissions to purchase allowances or take steps to reduce emissions to comply with the cap. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets. Although it is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the international agreement made in Paris, the adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of GHGs from our operations or on vehicles and automotive fuels in the United States could adversely affect prices of and demand for the vehicles we sell which could adversely affect our revenues and earnings. Please see “Item 1. Business — Governmental Regulations — Environmental and Occupational Health and Safety Laws and Regulations” for more information.
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
The internet has also become a significant part of the advertising and sales process in our industry. Customers are using the internet as part of the sales process to compare pricing for cars and related finance and insurance services, which may reduce gross profit margins for new and used cars and profits for related finance and insurance services. Some retailers offer vehicles for sale over internet websites without the benefit of having a dealership franchise, although they must currently source their vehicles from a franchised dealer. One or more companies are currently manufacturing electric vehicles for sale solely through the internet without using the traditional dealer-network, and circumventing the state franchise laws of several states in the United States. If those companies are successful in selling their vehicles without the requirements of establishing a dealer-network, they may be able to have a competitive advantage over the traditional dealers, which could adversely affect our sales in those states. If internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, or if dealerships are able to effectively use the internet to sell outside of their markets, our business could be materially adversely affected. Our business would also be materially adversely affected to the extent that internet companies acquire dealerships or align themselves with our competitors’ dealerships.
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
Our business is sensitive to manufacturer recalls, and the effects such recalls have on the reputation of our manufacturers.
Our business is highly dependent on consumer demand and brand preferences of our manufacturer’s products. Manufacturer recall campaigns are a common occurrence that have accelerated in frequency and scope over the last several years. Manufacturer recall campaigns could adversely affect our new and used vehicle sales or customer residual trade-in valuations, could cause us to temporarily remove vehicles from our inventory, could force us to incur increased costs and could expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, sales and results of operations.
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
Based on the organization and management of our business, we determined that each of our regions represents a reporting unit for the purpose of assessing goodwill for impairment. In evaluating goodwill, we compare the carrying value of our long-lived assets to their respective fair values. To determine the fair value of our reporting units we use a combination of the discounted cash flow and market approaches. In addition, we evaluate the carrying value of our indefinite-lived, intangible franchise rights at a dealership level using a discounted cash flow based approach. Both these analyses are based upon a series of assumptions. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Accounting Estimates — Goodwill” and “Intangible Franchise Rights” for additional information regarding the assumptions that underlie our analysis.
Performance issues at individual dealerships, as well as broader economic and retail automotive industry trends can result in changes to the assumptions in our fair value estimates. In addition, until the full effect of our business practices, scale leverage and other cost savings initiatives can be realized, the carrying value of goodwill and other intangibles associated with an acquisition are generally more subject to impairment in the years immediately following the acquisition. For example, the decline in the Brazilian economy and retail auto industry since our acquisition of the Brazil dealerships in March 2013 has adversely impacted the results of the impairment tests performed in the fourth quarter of 2015. As a result of our fourth quarter impairment analysis, we determined that there have been material changes to the assumptions underlying the amount of goodwill and intangible assets associated with our Brazilian dealerships, and we wrote down the value of those assets, which resulted in a material non-cash impairment charge.
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
Borrowings under our credit facilities and various other notes payable bear interest based on a floating rate. Therefore, our interest expense would increase with any rise in interest rates. We have entered into derivative transactions to convert a portion of our variable-rate debt to fixed rates to partially mitigate this risk. A rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because many of our customers finance their vehicle purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. In addition, we receive credit assistance from certain automobile manufacturers, which is reflected as a reduction in cost of sales on our statements of operations. Please see Part II, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.
Natural disasters and adverse weather events can disrupt our business.
Our dealerships are concentrated in states and regions in the U.S., U.K. and Brazil in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, snow storms, flooding, and hail storms) have in the past, and may in the future, disrupt our dealership operations. A disruption in our operations may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. Although we have, subject to certain limitations and exclusions, substantial insurance, including business interruption insurance, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, results of operations and financial condition.
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
Risks inherent in our international operations include, but are not limited to:

•	exposure to local economic conditions;

•	wage inflation in emerging markets;

•	social plans that prohibit or increase the cost of certain restructuring actions;

•	increases in working capital requirements related to long supply chains or regional terms of business;

•	currency exchange controls;

•	exposure to currency exchange rate fluctuations;

•	variations in protection of legal rights;

•	import or export licensing requirements;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

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

•
transparency issues in general and, more specifically, the U.S. Foreign Corrupt Practices Act of 1974, as amended (the “FCPA”), the U.K. Bribery Act, and other anti-corruption compliance laws and issues;

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
Our Consolidated Financial Statements reflect that our results of operations and financial position are reported in local currency and are converted into U.S. dollars at the applicable currency rate. Fluctuations in such currency rates may have a material effect on our results of operations or financial position as reported in U.S. dollars. See Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Rates” for additional information on foreign currency exchange rate sensitivity.
We may be exposed to liabilities under the FCPA and similar anti-corruption laws, and any determination that we violated such laws could have a material adverse effect on our business.
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
In February 2013, we acquired UAB Motors Participações S.A. (“UAB Motors”), which allowed us to enter the Brazilian market. At the time we entered the Brazilian market, it was an emerging growth market. Since then, Brazil has experienced a significant economic downturn and is in the midst of a recession. Currently, Brazil is experiencing financial instability with significant currency fluctuations. There is no assurance that our future growth strategies in Brazil will be successful or that Brazil will return to a growth market in the immediate foreseeable future. If the Brazil financial recovery is longer than expected, it could have a material adverse effect on our business, results of operations and financial condition. See “We are subject to risks associated with our non-U.S. operations that could have a material adverse effect on our business, results of operations and financial condition.” Further, our growth in emerging markets by acquisition of existing dealerships, such as our acquisition of UAB Motors, is subject to additional risk as discussed under “Our ability to acquire new dealerships and successfully integrate those dealerships into our business could adversely affect the growth of our revenues and earnings” above.
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
As a condition to granting their consent to our previous acquisitions and our initial public offering, some of our manufacturers have imposed other restrictions on us. These restrictions prohibit, among other things:

•	the removal of a non-employee director from office only for cause;

•
any one person or entity, who in the opinion of the manufacturer is unqualified to own its franchised dealership or has interests incompatible with the manufacturer, from acquiring more than a specified percentage of our common stock (ranging from 20% to 50% depending on the particular manufacturer’s restrictions) and this trigger level can fall to as low as 5% if another vehicle manufacturer is the entity acquiring the ownership interest or voting rights;

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
In addition, our certificate of incorporation authorizes us to issue “blank check” preferred stock, the designation, number, voting powers, preferences, and rights of which may be fixed or altered from time to time by our Board of Directors. Accordingly, the Board of Directors has the authority, without stockholder approval, to issue preferred stock with rights that could materially adversely affect the voting power or other rights of the common stockholders or the market value of the common stock and prevent a change of our control.
Finally, certain of our franchise agreements prohibit the acquisition of more than a specified percentage of our common stock without the consent of the relevant manufacturer. These terms of our franchise agreements could also make it more difficult for a third party to acquire control of us.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We presently lease our corporate headquarters, which is located at 800 Gessner, Suite 500, Houston, Texas. In addition, as of December 31, 2015, we had 199 franchises situated in 152 dealership locations throughout the U.S., U.K. and Brazil. As of December 31, 2015, we leased 81 of these dealership locations and owned the remainder. We have one location in Massachusetts, one location in Alabama, one location in California and one in Brazil where we lease the land, but own the building facilities. These locations are included in the leased column of the table below.

		Dealerships
Region	Geographic Location	Owned	Leased
East	Georgia	7	—
	Massachusetts	5	2
	New Jersey	4	1
	Louisiana	1	2
	Mississippi	3	—
	Florida	3	1
	South Carolina	3	—
	Maryland	2	—
	Alabama	1	1
	New Hampshire	1	2
		30	9
West	Texas	18	32
	Kansas	4	—
	Oklahoma	2	11
	California	3	6
	Louisiana	1	—
		28	49
International	United Kingdom	13	4
	Brazil	—	19
Total		71	81
We use a number of facilities to conduct our dealership operations. Each of our dealerships may include facilities for (1) new and used vehicle sales, (2) vehicle service operations, (3) retail and wholesale parts operations, (4) collision restoration service operations, (5) storage and (6) general office use. Prior to 2005, we tried to structure our operations so as to avoid the ownership of real property. In connection with our dealership acquisitions, we generally sought to lease, rather than acquire, the facilities on which the acquired dealerships were located. We generally entered into lease agreements with respect to such facilities that have 30-year total terms, consisting of 15-year initial terms and three five-year option periods, at our option. However, since 2005, we have strategically increased the number of purchased properties. As a result, we own 46.7% of our dealership properties as of December 31, 2015, an increase from 46.0% as of December 31, 2014. See Note 18 to our Consolidated Financial Statements, “Operating Leases.”
Since 2005, Group 1 Realty, Inc., one of our wholly-owned subsidiaries, has typically acquired the property in connection with our U.S. dealership acquisitions and relocations and acts as the landlord for those dealership operations. For the year ended December 31, 2015, we acquired $33.0 million of real estate, of which $8.5 million was purchased in conjunction with our dealership acquisitions. With these acquisitions, the capitalized value of the real estate used in operations that we own was $797.3 million as of December 31, 2015. Of this capitalized value, $611.5 million was mortgaged through our Real Estate Credit Facility or another real estate related borrowing arrangement. The related mortgage indebtedness outstanding as of December 31, 2015 was $353.6 million.
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
Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “GPI.” There were 47 holders of record of our common stock as of February 12, 2016. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
The following table presents the quarterly high and low sales prices for our common stock, as reported on the New York Stock Exchange Composite Tape under the symbol “GPI” and dividends paid per common share for 2014 and 2015:

	High	Low	Dividends Declared
2014:
First Quarter	$71.26	$59.37	$0.17
Second Quarter	84.59	60.31	0.17
Third Quarter	87.38	71.50	0.17
Fourth Quarter	93.23	65.49	0.19
2015:
First Quarter	$90.67	$74.45	$0.20
Second Quarter	92.69	77.79	0.20
Third Quarter	97.34	81.10	0.21
Fourth Quarter	89.64	73.83	0.22
We expect comparable cash dividends to be paid in the future. However, payment of dividends in the future is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility, Real Estate Credit Facility, 5.00% Senior Notes and 5.25% Senior Notes in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock. The most restrictive is the Restricted Payment Basket under our Revolving Credit Facility and Real Estate Credit Facility. As of December 31, 2015, the Restricted Payment Basket totaled $144.7 million. The Restricted Payment Basket will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases.

Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.
The graph compares the performance of our common stock to the S&P 500 Index and to an industry peer group for our last five fiscal years. The members of the peer group are Asbury Automotive Group, Inc., AutoNation, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc. and Sonic Automotive, Inc. The source for the information contained in this table is Zack’s Investment Research, Inc.
The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the S&P 500 Index and the peer group was $100 on the last trading day of December 2010, and that all dividends were reinvested. Performance data for Group 1 Automotive, Inc., the S&P 500 Index and for the peer group is provided as of the last trading day of each of our last five fiscal years.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS
AMONG GROUP 1 AUTOMOTIVE, INC., S&P 500 INDEX AND A PEER GROUP

TOTAL RETURN BASED ON $100 INITIAL INVESTMENT & REINVESTMENT OF DIVIDENDS

Measurement Date	Group 1 Automotive, Inc.	S&P 500	Peer Group
December 2010	$100.00	$100.00	$100.00
December 2011	125.46	102.11	125.06
December 2012	151.76	118.45	160.11
December 2013	175.59	156.82	228.29
December 2014	223.56	178.28	271.44
December 2015	190.71	180.75	262.90

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands, excluding commissions)
October 1 - October 31, 2015	2,900	$85.12	2,900	$28,065
November 1 - November 30, 2015	323,964	$80.58	323,964	$78,176
December 1 - December 31, 2015	—	$—	—	$78,176
Total	326,864	$80.62	326,864
(1) From time to time, our Board of Directors gives authorization to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. During the three months ended December 31, 2015, 326,864 shares were repurchased for a total cost of $26.4 million. In November 2015, the Board of Directors approved a new authorization of $100.0 million, replacing the prior authorization that had $23.8 million remaining. The shares may be repurchased from time to time in open market or privately negotiated transactions, depending on market conditions, at our discretion, and funded by cash from operations. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

Item 6. Selected Financial Data
The following selected historical financial data as of December 31, 2015, 2014, 2013, 2012, and 2011, and for the five years in the period ended December 31, 2015, have been derived from our audited Consolidated Financial Statements. This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
		(In thousands, except per share amounts)
Income Statement Data:
Revenues	$10,632,505	$9,937,889	$8,918,581	$7,476,100	$6,079,765
Cost of sales	9,098,533	8,489,951	7,626,035	6,358,848	5,119,165
Gross profit	1,533,972	1,447,938	1,292,546	1,117,252	960,600
Selling, general and administrative expenses	1,120,833	1,061,964	976,856	848,446	735,229
Depreciation and amortization expense	47,239	42,344	35,826	31,534	27,063
Asset impairments	87,562	41,520	6,542	7,276	4,805
Income from operations	278,338	302,110	273,322	229,996	193,503
Other income and (expense):
Floorplan interest expense	(39,264)	(41,614)	(41,667)	(31,796)	(27,687)
Other interest expense, net	(56,903)	(49,693)	(38,971)	(37,465)	(33,722)
Loss on extinguishment of long-term debt	—	(46,403)	—	—	—
Other expense, net	—	—	(789)	—	—
Income from continuing operations before income taxes	182,171	164,400	191,895	160,735	132,094
Provision for income taxes	(88,172)	(71,396)	(77,903)	(60,526)	(49,700)
Net income	$93,999	$93,004	$113,992	$100,209	$82,394

	Year Ended December 31,
	2015	2014	2013	2012	2011
		(In thousands, except per share amounts)
Earnings per common share:
Basic:
Net income	$3.91	$3.82	$4.72	$4.39	$3.50
Diluted:
Net income	$3.90	$3.60	$4.32	$4.19	$3.47
Dividends per share	$0.83	$0.70	$0.65	$0.59	$0.48
Weighted average common shares outstanding:
Basic	23,148	23,380	23,096	21,620	22,157
Diluted	23,152	24,885	25,314	22,688	22,409

	December 31,
	2015	2014	2013	2012	2011
		(Dollars in thousands)
Balance Sheet Data:
Working capital	$163,485	$113,020	$102,762	$170,603	$130,637
Inventories	1,737,751	1,556,705	1,542,318	1,194,288	867,470
Total assets	4,414,929	4,141,492	3,819,478	3,023,015	2,476,343
Floorplan notes payable — credit facility and other (1)	1,154,960	1,103,630	1,086,906	856,698	609,738
Floorplan notes payable — manufacturer affiliates (2)	363,571	285,156	346,572	211,965	155,980
Real Estate Credit Facility, including current portion	54,663	58,003	67,719	56,677	41,003
Long-term debt, including current portion (3)	1,200,996	1,023,464	631,359	521,010	456,261
Temporary Equity (4)	—	—	29,094	32,505	—
Stockholders’ equity	$918,252	$978,010	$1,035,175	$860,284	$807,100
Long-term debt to capitalization (5)	58%	53%	40%	39%	38%
(1) Includes immediately available funds of $110.8 million, $39.6 million, $56.2 million, $112.3 million, and $109.2 million, respectively, that we temporarily invest as an offset to the gross outstanding borrowings, as well as $4.1 million, $5.5 million, and $18.1 million as of December 31, 2015, 2014, and 2013, respectively, of floorplan borrowings under credit facilities with financial institutions in Brazil.
(2) Includes immediately available funds of $25.5 million and $22.5 million as of December 31, 2015 and 2014, respectively, that we temporarily invest as an offset to the gross outstanding borrowings.
(3) Includes the 5.00% Notes and 5.25% Notes, Acquisition Line, and other long-term debt and excludes short-term financing.
(4) Redeemable equity portion of the 3.00% Notes reclassified from additional paid in capital.
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
As of December 31, 2015, we owned and operated 199 franchises, representing 32 brands of automobiles, at 152 dealership locations and 35 collision centers worldwide. We own 151 franchises at 116 dealerships and 28 collision centers in the U.S., 25 franchises at 17 dealerships and six collision centers in the U.K., and 23 franchises at 19 dealerships and one collision center in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, Oklahoma, South Carolina and Texas in the U.S., in 15 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo, Parana and Mato Grosso do Sul in Brazil.
We typically seek to acquire large, profitable, well-established and well-managed dealerships that are leaders in their respective market areas. From January 1, 2011 through December 31, 2015, we have purchased 87 franchises with expected annual revenues, estimated at the time of acquisition, of $3.7 billion and been granted five new franchises by our manufacturer partners, with expected annual revenues, estimated at the time of acquisition, of $118.0 million. In 2015 alone, we acquired three dealerships in the U.S. These acquisitions have expected annual revenues, estimated at the time of acquisition, of $340.0 million. We make disposition decisions based principally on the rate of return on our capital investment, the location of the dealership, our ability to leverage our cost structure, the brand, future capital investments required and existing real estate obligations. From January 1, 2011 through December 31, 2015, we disposed of or terminated 32 franchises with annual revenues of approximately $1.0 billion. Specifically, during 2015, we disposed of two dealerships and one franchise in the U.S. and terminated two franchises in Brazil, with annual revenues of approximately $115.0 million. In the following discussion and analysis, we report certain performance measures of our newly acquired and disposed dealerships separately from those of our existing dealerships.
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
Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, as well as maintenance, repair and collision restoration services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, discretionary spending levels, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices, and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to continue to maintain and repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, as well as maintenance, repair and collision restoration services. In addition, our ability to expediently adjust our cost structure in response to changes in new vehicle sales volumes also tempers any negative impact of such volume changes.
In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. For the U.K., the first and third calendar quarters tend to be stronger, driven by the vehicle license plate change months of March and September. For Brazil, we expect higher volumes in the third and fourth calendar quarters. The first quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic condition, manufacturer incentive programs and changes in currency exchange rates may exaggerate seasonal or cause counter-seasonal fluctuations in our reported revenues and operating income.
According to U.S. industry experts, the annual new light vehicle unit sales for 2015 increased 953 thousand units, or 5.8%, to 17.4 million units, compared to 16.5 million units in 2014. Automotive sales in the U.K. increased 6.3% to 2.6 million during 2015 as compared to the same period a year ago. The Brazilian economy represents the seventh largest economy in the world and until recently has been one of the fastest growing. However, the Brazilian economy is in recession and is facing many challenges. New vehicle registrations in Brazil declined 25.6% during 2015 as compared to the same period a year ago to 2.5 million.
On a consolidated basis for the year ended December 31, 2015, our total revenues increased 7.0% from 2014 to $10.6 billion and gross profit improved 5.9% to $1.5 billion. For the years ended December 31, 2014 and 2013, total revenues were $9.9 billion and $8.9 billion, respectively. For the years ended December 31, 2014 and 2013, gross profits were $1.4 billion and $1.3 billion, respectively. We generated net income of $94.0 million, or $3.90 per diluted common share for the year ended December 31, 2015, compared to $93.0 million, or $3.60 per diluted share for the year ended December 31, 2014 and $114.0 million, or $4.32 per diluted share for the year ended December 31, 2013. In addition to the matters described above, the following factors impacted our financial condition and results of operations in 2015, 2014, and 2013:
Year Ended December 31, 2015:

•
Asset Impairments: As a result of our determination that the fair value of goodwill in our Brazil reporting units did not exceed its carrying value, we recorded a $55.4 million pretax non-cash asset impairment charge. In addition, as a result of our determination that the fair value of indefinite-lived intangible franchise rights related to certain of our franchises did not exceed their carrying value, we recognized a $30.1 million pretax non-cash impairment charge, of which $18.1 million related to intangible franchise rights in our two U.S. reporting units and $12.0 million related to intangible franchise rights in our Brazil reporting unit. Also, we recognized $2.1 million in pre-tax non-cash asset impairment charges associated with non-operating real estate holdings and other long-lived assets of our existing dealership facilities. In total, we recognized $87.6 million in pretax non-cash impairment charges.

•
Catastrophic Events: Our results were negatively impacted by several catastrophic events. Insurance deductibles and other related expenses totaling $1.6 million were recognized as SG&A expenses as a result of snow storms and flooding during the year.

•
Real Estate and Dealership Disposition Transactions: We disposed of two U.S. dealerships and terminated one U.S. dealership franchise. We also terminated two franchises in Brazil. As a result, we recognized a pre-tax net gain on sale of dealerships and real estate transactions of $8.2 million, as a reduction of SG&A expenses. In addition, we disposed of real estate during the year and received cash proceeds of $3.3 million, recognizing a net gain of $0.2 million.

Year Ended December 31, 2014:

•
Extinguishment of Long-Term Debt: We extinguished our 2.25% Convertible Senior Notes due 2036 (“2.25% Notes”) and 3.00% Convertible Senior Notes due 2020 (“3.00% Notes”) and recognized an aggregate loss for 2014 of $46.4 million.

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

•
Catastrophic Events: Our results were negatively impacted by several catastrophic events. Insurance deductibles and other related expenses totaling $2.8 million were recognized as SG&A expense as a result of snow storms, windstorms, and hail damage during the year.

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

•
Catastrophic Events: Our results were negatively impacted by several catastrophic events. Insurance deductibles and other related expenses totaling $12.2 million were recognized as SG&A expense as a result of snow storms, windstorms, and hail damage.

•	Acquisition Costs: Primarily due to our acquisition of UAB Motors in February 2013, we incurred a total of $6.2 million in acquisition costs.

•	Net Gain on Real Estate and Dealership Disposition Transactions: Positively impacting our 2013 results was a pre-tax net gain on sale of dealerships of $10.4 million.
Key Performance Indicators
The following table highlights certain of the key performance indicators we use to manage our business:
Consolidated Statistical Data

	For the Year Ended December 31,
	2015	2014	2013
Unit Sales
Retail Sales
New Vehicle	174,614	166,896	155,866
Used Vehicle	124,153	109,873	98,813
Total Retail Sales	298,767	276,769	254,679
Wholesale Sales	57,226	54,602	50,736
Total Vehicle Sales	355,993	331,371	305,415
Gross Margin
New Vehicle Retail Sales	5.1%	5.4%	5.5%
Total Used Vehicle Sales	5.8%	6.5%	6.8%
Parts and Service Sales	54.1%	52.8%	52.5%
Total Gross Margin	14.4%	14.6%	14.5%
SG&A as a % of Gross Profit	73.1%	73.3%	75.6%
Operating Margin	2.6%	3.0%	3.1%
Pretax Margin	1.7%	1.7%	2.2%
Finance and Insurance Revenues per Retail Unit Sold	$1,368	$1,324	$1,223
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references may be made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.
Our results are impacted by changes in exchange rates relating to our U.K. and Brazil segments. As exchange rates fluctuate, our results of operations as reported in U.S. dollars fluctuate. For example, if the British pound sterling were to weaken against the U.S. dollar, our U.K. results of operations would translate into less U.S. dollar reported results. During the twelve months ended December 31, 2015, the British pound sterling weakened against the U.S. dollar as the average exchange rate decreased 7.7% compared to the same period in 2014. The Brazilian real also weakened against the U.S. dollar as the a verage exchange rate declined 41.6% as compared to the same period in 2014. For the twelve months ended December 31, 2014, the British pound strengthened against the U.S. dollar as the average rate increased 5.1%, as compared to the same period in 2013. The Brazilian real weakened against the U.S. dollar as the average rate declined 8.5% as compared to the same period in 2013.
2015 compared to 2014
Our consolidated revenues from new vehicle retail sales increased 4.5% for the twelve months ended December 31, 2015, as compared to the same period in 2014. This growth was primarily a result of better industry conditions in both the U.S. and the U.K., dealership acquisition activity, and the continued execution of key initiatives by our operating team. U.S. industry sales rose 5.8% to a record 17.4 million units for the year ended 2015 as compared to 16.5 million units in 2014. In the U.K., industry sales also set a record with registrations increasing 6.3% to 2.6 million units as compared to the same period in 2014. In the U.S. and U.K., our new vehicle retail unit sales rose 5.1% and 27.3%, for the year ended December 31, 2015, respectively, from 2014 levels. Our new vehicle unit sales growth in the U.S. and U.K. was partially offset by a 19.2% decline in Brazil for the year ended December 31, 2015 as compared to the same period in 2014. The decline reflects overall weaker industry unit sales and dealership dispositions. In Brazil, industry sales declined for the year ended December 31, 2015 by 25.6% as compared to the same period in 2014 to 2.5 million units. This decline was primarily due to decreased consumer confidence, higher interest rates and the expiration of the government sponsored auto purchase tax incentive at the end of 2014. Consolidated new vehicle retail gross margin declined 30 basis points to 5.1% for the twelve months ended December 31, 2015, as compared to the same period in 2014, primarily reflecting the competitive selling environments in most of the U.S. and U.K. markets in which we operate.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. The improving industry conditions in the U.S. and U.K. that have benefited new vehicle sales also supported used vehicle demand. As a result, our revenues from used vehicle retail sales increased 13.5% for the twelve months ended December 31, 2015, as compared to the same period in 2014. We generated increases of 14.6% and 24.1% in the U.S. and U.K., respectively. These increases were partially offset by a 29.7% decline in Brazil, as the result of weaker exchange rates in 2015. On a local currency basis, Brazil's used vehicle retail revenues were relatively flat for the year ended December 31, 2015, compared to the same period in 2014. Used vehicle retail gross profit increased for the twelve months ended December 31, 2015, primarily as a result of growth in used vehicle retail unit sales of 13.0%, reflecting increases of 12.1% and 30.7% in the U.S. and U.K., respectively. These improvements in used vehicle retail unit sales were partially offset by a decline in used vehicle retail gross profit per retail unit ("PRU") of 8.4% for the twelve months ended December 31, 2015, reflecting declines of 6.3%, 16.3% and 44.4% in the U.S., U.K. and Brazil, respectively, as compared to the same period in 2014.
Our parts and service sales increased 5.4% for the twelve months ended December 31, 2015, as compared to the same period in 2014. This growth was driven by increases in all aspects of our business: warranty parts and service, wholesale parts, customer-pay parts and service, and collision restoration. Generally, this is due to the execution of key management initiatives, dealership acquisition activity, an increase in the number of units being recalled by manufacturers (which can only be repaired by franchised dealerships), and an increase in the number of the late-model vehicles in operation (which tend to more consistently return to the dealership for warranty, maintenance and repair services). Specifically, during 2015, our warranty parts and service revenues were bolstered from high volume recall campaigns by a number of manufacturers in each of our regions, including BMW, Toyota, Honda, Acura, Ford, and FCA US (formerly Chrysler). Additionally, as manufacturer paid maintenance programs continue to expand in the U.S., our parts and service business shifts from customer-pay to warranty. The increase in our collision sales was the result of enhanced operational processes, the addition of technicians to add operating capacity and the expansion of our relationships with insurance providers. The increase in our customer-pay and parts wholesales revenues was driven by the U.S. primarily as a result of the execution of management initiatives and dealership acquisition activity. Our parts and service gross margin increased 130 basis points for the twelve months ended December 31, 2015, as compared to the same periods in 2014 driven primarily by improvements in the U.S. parts and service gross margin of 120 basis points for the twelve month period of 2015, as compared to 2014. These increases in U.S. gross margin were primarily due to improved profitability in our customer-pay and wholesale parts and service business, as well as higher volume of internal work between the parts and service departments of our dealerships and the new and used vehicle departments, which were generated by improved new and used retail vehicle sales volumes.
For the twelve months ended December 31, 2015 as compared to the same period a year ago, our consolidated finance and insurance revenues increased 11.5% due to a 7.9% increase in retail unit sales and a 3.3% increase in finance and insurance revenues PRU primarily driven by improvements in the U.S. and U.K. In the U.S., finance and insurance revenues increased 12.2% reflecting an 8.0% increase in new and used retail unit sales and a 3.9% increase in finance and insurance revenues PRU driven by increases in income per contract and penetration rates. In the U.K., our finance and insurance revenues improved 27.0% explained by a 28.7% increase in new and used retail sales volume. These increases were partially offset by a 36.2% d ecline in our finance and insurance revenues in Brazil driven by a 16.5% decrease in new and used retail unit sales and a 23.5% decline in finance and insurance revenues PRU. The decline in the Brazilian finance and insurance revenues PRU is more than explained by the change in exchange rates between periods as the finance and insurance revenues PRU increased 8.5% on a local currency basis.
Our total consolidated gross margin decreased 20 basis points for the twelve months ended December 31, 2015 to 14.4%, as compared to the same period in 2014. Improvements in the parts and service, as well as finance and insurance sectors of our business were more than offset by declines in new and used retail vehicle margins.
Our consolidated SG&A expenses increased in absolute dollars for the twelve months ended December 31, 2015, as compared to the same period in 2014, primarily as a result of dealership acquisitions, as well as higher vehicle sales volumes. For the twelve months ended December 31, 2015, our consolidated SG&A expenses as a percentage of gross profit fell 20 basis points to 73.1%, as compared to the same period in 2014, primarily reflecting the leverage of our cost structure with the improved gross profit, as well as a reduction in charges for catastrophic events and severance costs.
The combination of all of these factors, including non-cash asset impairments of $87.6 million for the twelve months ended December 31, 2015, resulted in an operating margin of 2.6%, which is a 40 basis-point decline, as compared to the same period in 2014.
For the twelve months ended December 31, 2015, floorplan interest expense decreased 5.6%, as compared to the same period in 2014. This decline was primarily driven by Brazil, as a result of improvements in floorplan and cash management processes and the change in exchange rates between periods. With respect to other interest expense, there was a net increase of 14.5% for the twelve months ended December 31, 2015, as compared to the same period in 2014, was primarily attributable to interest incurred on our 5.00% Notes offerings. The vast majority of the proceeds from the 5.00% Notes offerings were used to extinguish our 2.25% Notes and our 3.00% Notes during the second and third quarters of 2014. In addition, other net interest expense increased for the year ended December 31, 2015, as compared to 2014, due to additional mortgage borrowings associated with recent dealership acquisitions and purchases of existing leased properties. Further contributing to the increase in other interest expense, net, was the interest related to our 5.25% Note offering that was executed in December 2015 to fund the pay off of outstanding borrowings on the Company’s acquisition line of credit, to payoff certain mortgages, to contribute to the Company’s floorplan offset accounts and for general corporate purposes.
2014 compared to 2013
Our consolidated revenues from new vehicle retail sales increased 9.9% for the twelve months ended December 31, 2014, as compared to the same period in 2013. This growth was primarily a result of better industry conditions in the both the U.S. and U.K., dealership acquisition activity, and the execution of initiatives by our operating team. U.S. industry sales were 16.5 million units for the year ended 2014 as compared to 15.6 million units for the same period in 2013. Our new vehicle revenue growth in the U.S. and U.K. was partially offset by weakening economic conditions in Brazil due to decreased consumer confidence, disruptions from the 2014 FIFA World Cup activities and the effect of unfavorable changes in foreign exchange rates in 2014 relative to 2013. Consolidated new vehicle retail gross margin declined 10 basis points to 5.4% for the year ended December 31, 2014, reflecting the competitive selling environment in the U.S., as well as the weaker Brazilian economy.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our revenues from used vehicle retail sales increased 14.0% for the twelve months ended December 31, 2014, as compared to the same period in 2013. The improving economic environment in the U.S. that benefited new vehicle sales also supported improved used vehicle demand. Used vehicle retail gross profit increased, primarily reflecting growth in used vehicle retail unit sales of 11.2%, as compared to 2013. Partially offsetting these improvements was a decline in used vehicle retail gross margin of 40 basis points for year ended December 31, 2014, as compared to the same period in 2013. Used vehicle margins are generally lower in our U.K. and Brazil segments, therefore, the decline in consolidated used vehicle gross margin partially relates to the mix shift effect, as a result of a larger contribution from our foreign segments. Further, the U.S. market softened during the second half of 2014 as a result of strong new vehicle selling environment that shifted some customers from used to new vehicles.
Our parts and service sales increased 11.4%, for the year ended December 31, 2014, as compared to the same period in 2013. This growth was driven by increases in all aspects of our business: wholesale parts, collision, warranty parts and service, and customer-pay parts and service. Generally, this is due to an increase in the number of the late-model vehicles in operation, dealership acquisition activity, and the execution of management initiatives. Specifically, the improvement in our collision sales was the result of enhanced operational processes, the addition of technicians to add operating capacity and the expansion of our relationships with insurance providers. Our warranty revenues were bolstered from high volume recall campaigns in the U.S. by original equipment manufacturers (“OEMs”), including General Motors, BMW, Toyota and Ford. Our parts and service gross margin increased 30 basis points for the twelve months ended December 31, 2014, as compared to the same period in 2013, with improving U.S. and Brazilian margins more than offsetting the decline in the U.K.

Our consolidated finance and insurance revenues PRU sold increased $101 for the twelve months ended December 31, 2014, as compared to the same period in 2013, primarily as a result of increased income per contract and penetration rates from most of our major U.S. product offerings. Finance and insurance PRU also improved in both the U.K. and Brazil segments for the year ended 2014 by $131 and $95, respectively, as compared to 2013, resulting from enhancements to selling processes and strategic training efforts.
Our total gross margin increased ten basis points for the year ended December 31, 2014, as compared to the same period in 2013, as improvements in the parts and service, as well as finance and insurance sectors of our business were partially offset by new and used vehicle retail performance.
Our consolidated SG&A expenses increased in absolute dollars for the twelve months ended December 31, 2014, as compared to 2013, primarily as a result of dealership acquisitions, as well as the correlation to vehicle sales volumes. However, SG&A expenses as a percentage of gross profit decreased by 230 basis points to 73.3% for the twelve months ended 2014 as compared to the same period in 2013, reflecting leverage of our cost structure realized with the improved revenue and gross profit, the impact of a decline in charges for catastrophic events and business acquisition costs incurred in 2013 that did not reoccur in 2014, as well as gains on real estate and dealership transactions in 2014.
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
Revenue Recognition. Revenues from vehicle sales, parts sales, and vehicle service are recognized upon completion of the sale or service and delivery to the customer. Conditions to completing a sale include having an agreement with the customer, including pricing, and having a reasonable expectation that the sales price will be collected. We include revenues from our collision center operations in parts and services sales.
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
We arrange financing for customers through various institutions and receive financing fees based on the difference between the loan rates charged to customers and wholesale financing rates set by the financing institution. In addition, we receive fees from the sale of insurance and vehicle service contracts to customers. Further, through agreements with certain vehicle service contract administrators, we earn volume incentive rebates and interest income on reserves, as well as participate in the underwriting profits of the products. We may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles and a reserve for future amounts which might be charged back is established based on our historical chargeback results and the termination provisions of the applicable contracts. While chargeback results vary depending on the type of contract sold, a 10% increase in the historical chargeback results used in determining estimates of future amounts which might be charged back would have increased the reserve at December 31, 2015 by $3.3 million.
Inventories. New, used and demonstrator vehicle inventories are carried at the lower of specific cost or market and are removed from inventory using the specific identification method in the Consolidated Balance Sheets. Parts and accessories inventories are valued at lower of cost (determined on a first-in, first-out basis) or market in the Consolidated Balance Sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. Additionally, we receive interest assistance from some of our automobile manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on our Consolidated Balance Sheets and as a reduction to cost of sales in our Statements of Operations as the vehicles are sold. At December 31, 2015 and 2014, inventory cost had been reduced by $10.3 million and $8.8 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales was reduced by $50.5 million, $45.1 million, and $38.5 million for interest assistance received related to vehicles sold for the years ended December 31, 2015, 2014, and 2013, respectively. The assistance over the past three years has ranged from approximately 87.3% of our quarterly floorplan interest expense in the first quarter of 2013 to 139.9% for the third quarter of 2015.
As the market value of inventory typically declines over time, we establish new and used vehicle reserves based on our historical loss experience and considerations of current market trends. These reserves are charged to cost of sales and reduce the carrying value of inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which we operate is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via our used vehicle management software and the industry expertise of the responsible used vehicle manager. Valuation risk is partially mitigated, by the speed at which we turn this inventory. At December 31, 2015, our used vehicle days’ supply was 33 days.

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
In evaluating goodwill for impairment, we compare the carrying value of the net assets of each reporting unit to its respective fair value, which is calculated by using unobservable inputs based upon our internally developed assumptions. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, we must proceed to step two of the impairment test. Step two involves allocating the calculated fair value of the reporting unit to all of the tangible and identifiable intangible assets of the reporting unit, as if the calculated fair value was the purchase price in a business combination. Then we compare the value of the implied goodwill resulting from this second step to the carrying value of the goodwill in the reporting unit. To the extent the carrying value of the goodwill exceeds its implied fair value under step two of the impairment test, a non-cash impairment charge equal to the difference is recorded.
We use a combination of the discounted cash flow, or income approach (80% weighted), and the market approach (20% weighted) to determine the fair value of our reporting units. Included in the discounted cash flow are assumptions regarding revenue growth rates, future gross margins, future SG&A expenses and an estimated weighted average cost of capital (“WACC”). We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Specifically, with regards to the valuation assumptions utilized in the income approach for the U.S. (which represents our largest two reporting units) as of October 31, 2015, we based our analysis on an estimate of industry sales of 17.8 million units in 2016, increasing 1.0% per year in 2017 and 2018. For the market approach, we utilize recent market multiples of guideline companies for both revenue and pretax net income. Each of these assumptions requires us to use our knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for our operations. If any one of the above assumptions change or fails to materialize, the resulting decline in the estimated fair value could result in a material non-cash impairment charge to the goodwill associated with our reporting unit(s).
Intangible Franchise Rights. Our only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. We expect these franchise agreements to continue for an indefinite period and, for agreements that do not have indefinite terms, we believe that renewal of these agreements can be obtained without substantial cost, based on the history with the manufacturer. As such, we believe that our franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2015 and 2014 in the accompanying Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets.
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
Fair Value of Assets Acquired and Liabilities Assumed. The fair values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of property and equipment and intangible franchise rights, with the remaining amounts attributable to goodwill, if any. We utilize third-party experts to determine the fair values of property and equipment purchased, including real estate and our fair value model as discussed under “Intangible Franchise Rights” above to determine the fair value of intangible franchise rights acquired.
Derivative Financial Instruments. One of our primary market risk exposures is increasing interest rates. Interest rate derivatives, designated as cash flow hedges, are used to adjust interest rate exposures when appropriate based on market conditions.
We follow the requirements of guidance primarily codified within ASC 815, Derivatives and Hedging (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires us to recognize all cash flow hedges on our Consolidated Balance Sheet at fair value. The related gains or losses on these interest rate derivatives are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in interest expense in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the accompanying Consolidated Statements of Operations. All of our interest rate hedges were designated as cash flow hedges and were deemed to be effective at December 31, 2015, 2014, and 2013.
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
At least annually, we engage a third-party actuary to conduct a study of the exposures under the self-insured portion of our worker’s compensation and general liability insurance programs for all open policy years. In the interim, we review the estimates within the study and monitor actual experience for unusual variances. The appropriate adjustments are made to the accrual, based upon these procedures. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence our reserve for claims and our financial position, results of operations and cash flows. A 10% increase in the actuarially determined estimate of aggregate future losses would have increased the reserve for these losses at December 31, 2015, by $2.1 million.

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
For policy years ended prior to October 31, 2005, our workers’ compensation and general liability insurance coverage included aggregate retention (stop loss) limits in addition to a per claim deductible limit (“Stop Loss Plans”). Due to historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits described above was deemed remote, and as such, we elected not to purchase this stop loss coverage for the policy year beginning November 1, 2005 and for each subsequent year (“No Stop Loss Plans”). Our exposure per claim under the No Stop Loss Plans is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that may be incurred. As of December 31, 2015, we have accrued $0.3 million and $20.3 million for our Stop Loss and No Stop Loss plans, respectively. Our maximum potential exposure under worker’s compensation and general liability insurance Stop Loss Plans totaled $34.9 million at December 31, 2015, before consideration of amounts previously paid or accruals recorded related to our loss projections. After consideration of the amounts paid or accrued, the remaining potential loss exposure under the Stop Loss Plans totaled $13.9 million at December 31, 2015.
Variable Interest Entity. In 2013, we entered into arrangements to provide a fixed-interest-rate working capital loan and various administrative services to a related-party entity that owns and operates retail automotive dealerships for a variable fee, both of which constitute variable interests in the entity. Our exposure to loss as a result of our involvement in the entity includes the balance outstanding under the loan arrangement. We hold an 8% equity ownership interest in the entity. We have determined that the entity meets the criteria of a variable interest entity (“VIE”). The terms of the loan and services agreements provide us with the right to control the activities of the VIE that most significantly impact the VIE’s economic performance, the obligation to absorb potentially significant losses of the VIE and the right to receive potentially significant benefits from the VIE. Accordingly, we qualify as the VIE’s primary beneficiary and consolidated 100% of the assets and liabilities of the VIE as of December 31, 2015 and 2014, as well as 100% of the results of operations for the years ended December 31, 2015, 2014 and 2013.

Results of Operations
The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. For example, for a dealership acquired in June 2014, the results from this dealership will appear in our Same Store comparison beginning in 2015 for the period July 2015 through December 2015, when comparing to July 2014 through December 2014 results. Depending on the periods being compared, the dealerships included in Same Store will vary. For this reason, the 2014 Same Store results that are compared to 2015 differ from those used in the comparison to 2013. Same Store results also include the activities of our corporate headquarters.
The following table summarizes our combined Same Store results for the year ended December 31, 2015 as compared to 2014 and for the year ended December 31, 2014 compared to 2013.
Total Same Store Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2015	% Increase/ (Decrease)	2014	2014	% Increase/ (Decrease)	2013
Revenues
New vehicle retail	$5,616,700	1.6%	$5,530,067	$5,237,021	4.3%	$5,022,142
Used vehicle retail	2,453,406	8.9%	2,253,681	2,113,710	7.1%	1,973,062
Used vehicle wholesale	351,649	(3.0)%	362,498	347,341	8.8%	319,285
Parts and service	1,118,994	3.7%	1,078,936	1,032,102	6.3%	970,841
Finance, insurance and other	387,230	7.8%	359,356	339,921	12.1%	303,111
Total revenues	$9,927,979	3.6%	$9,584,538	$9,070,095	5.6%	$8,588,441
Cost of Sales
New vehicle retail	$5,334,257	2.0%	$5,230,371	$4,955,323	4.5%	$4,741,862
Used vehicle retail	2,285,372	9.7%	2,083,660	1,956,353	7.7%	1,816,496
Used vehicle wholesale	352,800	(2.0)%	360,005	344,358	8.2%	318,407
Parts and service	514,346	1.3%	507,689	487,856	5.6%	462,018
Total cost of sales	8,486,775	3.7%	8,181,725	7,743,890	5.5%	7,338,783
Gross profit	$1,441,204	2.7%	$1,402,813	$1,326,205	6.1%	$1,249,658
Selling, general and administrative expenses	$1,058,157	3.1%	$1,026,125	$977,375	3.5%	$943,897
Depreciation and amortization expenses	$44,673	9.9%	$40,651	$38,577	9.8%	$35,125
Floorplan interest expense	$37,223	(8.4)%	$40,617	$37,869	(6.6)%	$40,554
Gross margin
New vehicle retail	5.0%		5.4%	5.4%		5.6%
Used vehicle	5.9%		6.6%	6.5%		6.9%
Parts and service	54.0%		52.9%	52.7%		52.4%
Total gross margin	14.5%		14.6%	14.6%		14.6%
SG&A as a % of gross profit	73.4%		73.1%	73.7%		75.5%
Operating margin	2.5%		3.2%	3.0%		3.1%
Finance and insurance revenues per retail unit sold	$1,371	2.2%	$1,342	$1,352	9.3%	$1,237
The discussion that follows provides explanations for the variances noted above. In addition, each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods, and the consolidated company for the years ended December 31, 2015, 2014, and 2013.

Our results are impacted by changes in exchange rates relating to our U.K. and Brazil segments. As exchange rates fluctuate, our results of operations as reported in U.S. dollars fluctuate. For example, if the British pound sterling were to weaken against the U.S. dollar, our U.K. results of operations would translate into less U.S. dollar reported results. The British pound sterling weakened against the U.S. dollar as the average exchange rate during the twelve months ended December 31, 2015 decreased 7.7% compared to the same period in 2014. The Brazilian real weakened against the U.S. dollar, as well. The average exchange rate during the twelve months ended December 31, 2015 declined 41.6% as compared to the same period in 2014. For the twelve months ended December 31, 2014, the British pound strengthened against the U.S. dollar as the average rate increased 5.1%, as compared to the same period in 2013. The Brazilian real weakened against the U.S. dollar as the average rate during the twelve months ended December 31, 2014 declined 8.5% as compared to the same period in 2013.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2015	% Increase/ (Decrease)	2014	2014	% Increase/ (Decrease)	2013
Retail Unit Sales
Same Stores
U.S.	135,994	3.6%	131,249	124,274	4.3%	119,202
U.K.	15,974	10.8%	14,412	13,996	2.2%	13,699
Brazil	13,460	(11.3)%	15,180	13,847	(16.6)%	16,594
Total Same Stores	165,428	2.9%	160,841	152,117	1.8%	149,495
Transactions	9,186		6,055	14,779		6,371
Total	174,614	4.6%	166,896	166,896	7.1%	155,866
Retail Sales Revenues
Same Stores
U.S.	$4,722,491	4.9%	$4,501,913	$4,276,808	6.2%	$4,027,539
U.K.	534,117	5.1%	508,345	500,004	13.2%	441,537
Brazil	360,092	(30.7)%	519,809	460,209	(16.8)%	553,066
Total Same Stores	5,616,700	1.6%	5,530,067	5,237,021	4.3%	5,022,142
Transactions	384,606		211,552	504,598		202,779
Total	$6,001,306	4.5%	$5,741,619	$5,741,619	9.9%	$5,224,921
Gross Profit
Same Stores
U.S.	$224,561	(3.6)%	$232,997	$218,544	3.3%	$211,545
U.K.	33,967	0.4%	33,820	33,516	17.9%	28,424
Brazil	23,915	(27.3)%	32,879	29,638	(26.5)%	40,311
Total Same Stores	282,443	(5.8)%	299,696	281,698	0.5%	280,280
Transactions	23,034		11,521	29,519		9,595
Total	$305,477	(1.8)%	$311,217	$311,217	7.4%	$289,875
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,651	(7.0)%	$1,775	$1,759	(0.9)%	$1,775
U.K.	$2,126	(9.4)%	$2,347	$2,395	15.4%	$2,075
Brazil	$1,777	(18.0)%	$2,166	$2,140	(11.9)%	$2,429
Total Same Stores	$1,707	(8.4)%	$1,863	$1,852	(1.2)%	$1,875
Transactions	$2,508		$1,903	$1,997		$1,506
Total	$1,749	(6.2)%	$1,865	$1,865	0.3%	$1,860
Gross Margin
Same Stores
U.S.	4.8%		5.2%	5.1%		5.3%
U.K.	6.4%		6.7%	6.7%		6.4%
Brazil	6.6%		6.3%	6.4%		7.3%
Total Same Stores	5.0%		5.4%	5.4%		5.6%
Transactions	6.0%		5.4%	5.9%		4.7%
Total	5.1%		5.4%	5.4%		5.5%

The following table sets forth our Same Store retail unit sales volume and the percentage changes from year to year by manufacturer:
Same Store New Vehicle Unit Sales

	For The Year Ended December 31,
	2015	% Increase/ (Decrease)	2014	2014	% Increase/ (Decrease)	2013
Toyota/Scion/Lexus	46,157	3.4%	44,621	42,539	5.0%	40,529
Ford/Lincoln	19,797	9.2	18,132	16,275	(9.1)	17,907
Honda/Acura	19,019	6.4	17,870	17,136	(2.3)	17,538
BMW/MINI	17,556	(0.6)	17,664	17,285	5.0	16,461
Nissan	14,570	(7.0)	15,664	15,217	2.6	14,830
Chevrolet/GMC/Buick/Cadillac	11,155	6.3	10,496	8,119	8.6	7,479
Volkswagen/Audi/Porsche	9,990	1.1	9,886	10,217	5.0	9,729
Hyundai/Kia	9,473	5.1	9,012	7,585	10.0	6,895
Chrysler/Dodge/Jeep/RAM	7,962	9.5	7,268	7,268	17.7	6,173
Mercedes-Benz/smart/Sprinter	6,195	(5.3)	6,541	6,536	0.1	6,529
Other	3,554	(3.6)	3,687	3,940	(27.4)	5,425
Total	165,428	2.9%	160,841	152,117	1.8%	149,495
In total, our Same Store new vehicle retail unit sales improved in many of our major brands highlighted by a 9.2% improvement in Ford/Lincoln, a 3.4% increase in Toyota/Lexus and a 6.4% increase in Honda/Acura, as well as a 9.5% increase in Chrysler/Dodge/Jeep/Ram, a 6.3% increase in Chevrolet/GMC/Buick/Cadillac, and a 5.1% increase in Hyundai/Kia. These improvements were primarily driven by our Same Store U.S. operations that grew new vehicle retail unit sales by 3.6% for the year ended December 31, 2015, led by increases of 4.7% in Toyota/Scion/Lexus, 5.3% in Ford/Lincoln, 9.5% in Chrysler/Dodge/Jeep/RAM, 6.3% in Chevrolet/GMC/Buick/Cadillac, 4.3% in Honda/Acura and a 5.1% in Hyundai/Kia, as compared to the same period in 2014. The focus that we have placed on capturing market share by improving our dealership sales processes, as well as the increase in overall U.S. industry sales, which increased to a record 17.4 million units for the year ended December 31, 2015 from 16.5 million units in 2014, were the primary contributing factors in our U.S. new vehicle unit sales growth. We also generated improvements in our Same Store new vehicle unit sales in the U.K. of 10.8% for 2015 driven by increases of 26.9% in Ford, 8.0% in BMW/MINI, and a 4.0% in Audi as compared to 2014. These increases were primarily due to enhanced sales processes, as well as an increase in overall U.K. industry sales. In the U.K., industry sales experienced a record year with registrations surpassing 2.6 million units, an increase of 6.3% as compared to the same period in 2014. The increases in Same Store new vehicle retail units in the U.S. and U.K. were partially offset by an 11.3% decline in Brazil for the year ended December 31, 2015 as compared to the same period in 2014. While new vehicle retail units sales declined year over year, our results in Brazil outperformed the market as a result of our strong brand mix and operating team. In Brazil, industry sales declined for the twelve months ended December 31, 2015 by 25.6% to 2.5 million units as compared to the same period in 2014. This decline was primarily due to decreased consumer confidence, higher interest rates, the expiration of the government sponsored auto purchase tax incentive at the end of 2014 and a deepening economic recession.
Our total Same Store revenues from new vehicle retail sales increased 1.6% for the period ending December 31, 2015, as compared to the same period in 2014. This increase was driven by the 3.6% increase in new vehicle retail unit sales in the U.S. highlighted above, coupled with a 1.2% increase in our U.S. Same Store average retail sales price to $34,726. The increase in our U.S. Same Store average retail sales price for the period ending December 31, 2015 was partially a result of a mix shift in sales from cars to trucks. U.S. new vehicle retail truck sales represented 51.4% of total Same Store new vehicle retail units sold, as compared to 48.2% for the same period last year. The increase in total Same Store new vehicle retail revenues was also attributable to the U.K., where Same Store new vehicle revenues increased by 5.1%. This increase was the result of a 10.8% increase in new vehicle retail unit sales highlighted above, partially offset by a 5.2% decline in the average new vehicle retail sales price. The decline in the average sales price was driven by the change in exchange rates between periods. On a local currency basis, our U.K. Same Store average new vehicle retail sales price improved 2.3%. Partially offsetting these increases in the U.S. and U.K. was a 30.7% decline in Brazil Same Store new vehicle retail revenues. This decline was due to an 11.3% decrease in new vehicle retail units sales, coupled with a decline of 21.9% in the average new vehicle retail sales price. The decline in the average new vehicle retail sales price was driven by the change in the exchange rate between periods. On a local currency basis, our Brazil Same Store average new vehicle retail sales price improved 9.9%. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.

Our total Same Store new vehicle gross profit decreased 5.8% for the period ending December 31, 2015, as compared to the same period in 2014. In the U.S., Same Store new vehicle gross profit declined 3.6%, explained by a 7.0% decline in gross profit PRU to $1,651. Strong competition among U.S. dealerships for new vehicle sales, particularly car-centric, volume import brands, continued during 2015 and caused downward margin pressure. Same Store new vehicle gross profit in the U.K. increased 0.4%, as the increase in new vehicle sales volume was substantially offset by a decline in gross profit PRU of 9.4% to $2,126. The decline in the U.K. gross profit PRU is partially explained by the change in exchange rate between periods, as on a local currency basis Same Store new vehicle gross profit PRU declined by 2.2%. This local currency decline is primarily the result of a change in our sales mix. In addition, in the U.S. and U.K., Same Store new vehicle gross profit PRU declined in our BMW and Daimler (including Mercedes-Benz) brands, as inventory and days’ supply levels grew as compared to the same period last year resulting from increased inventory allocation from our manufacturer partners. In Brazil, Same Store new vehicle gross profit declined 27.3% and new vehicle gross profit PRU declined 18.0%. The decrease in gross profit and gross profit PRU in Brazil can be explained by the change in the exchange rate between periods. On a local currency basis, Same Store new vehicle gross profit and new vehicle gross profit PRU increased 1.9% and 14.9%, respectively, primarily from our Honda and Nissan brands. As a result, our total Same Store new vehicle gross margin for the year ended December 31, 2015 as compared to the same period in 2014 declined 40 basis points from 5.4% to 5.0%.
Our total Same Store revenues from new vehicle retail sales increased 4.3% for the year ended December 31, 2014, as compared to the same period in 2013, primarily explained by a 4.3% and 2.2% increase in new vehicle retail unit sales in the U.S. and U.K., respectively. Coupled with this growth in Same Store new vehicle retail units, we experienced increases in Same Store average retail sales price of 1.9% and 10.8% for the U.S. and U.K., respectively. The growth in our U.S. Same Store average retail sales price was highlighted by increases in our Toyota, BMW, FCA US (formerly Chrysler), Daimler (including Mercedes Benz) and General Motors brands. The increase Same Store new vehicle retail revenues in the U.K. was driven by our Audi brand where we experienced a 17.5% increase in Same Store new vehicle retail units sales coupled with a 7.4% increase in new vehicle average sales price. In addition, we generated Same Store new vehicle retail revenue improvement in our BMW brand in the U.K. where we realized increases of 13.6% in Same Store new vehicle retail unit sales and 12.7% increase in average retail sales price. These increases more than offset the decline relating to our Ford brand volumes in the U.K. that decreased as a result of a strategic decision to stop high-volume, low margin new vehicle sales during 2014. Our Brazil segment experienced a decline in Same Store retail unit sales of 16.6%, while our average sales price remained flat for the twelve months ended December 31, 2014 as compared to the same period last year.
Our total Same Store new vehicle gross profit increased 0.5% for the year ended December 31, 2014, as compared to the same period in 2013. U.S. Same Store new vehicle gross profit rose 3.3%, on the growth in new vehicle retail unit sales which was partially offset by a 0.9% decline in gross profit PRU. Same Store gross profit in the U.K. grew 17.9%, as a result of a 15.4% improvement in gross profit PRU coupled with an improvement in new vehicle retail unit sales. Brazil’s Same Store new vehicle gross profit declined 26.5%, driven by a 16.6% decrease in unit sales and the negative impact of the devaluation in the Brazilian real to the U.S. dollar. As a result, our total Same Store new vehicle gross margin for the year ended December 31, 2014 declined 20 basis points to 5.4%, as compared to the same period in 2013.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the period ending December 31, 2015, 2014, and 2013 was $50.5 million, $45.1 million, and $38.5 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 87.3% in the first quarter of 2013 to 139.9% in the third quarter of 2015. In the U.S., manufacturer's interest assistance was 136.4% of floorplan interest expense in the fourth quarter of 2015.
We increased our new vehicle inventory levels by $125.3 million, or 11.0%, from $1,137.5 million as of December 31, 2014 to $1,262.8 million as of December 31, 2015. This increase was primarily in response to an improved selling environment in both the U.S. and U.K. and the acquisition of additional dealerships. In addition, our supply of luxury brand units, such as Mercedes-Benz and BMW, has increased, primarily in the fourth quarter of 2015, as our OEM partners have redirected additional supply to the U.S. and U.K to offset weakness in other global markets. Our consolidated days' supply of new vehicle inventory was 67 days as of December 31, 2015, which is up from 63 days on December 31, 2014.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2015	% Increase/ (Decrease)	2014	2014	% Increase/ (Decrease)	2013
Retail Unit Sales
Same Stores
U.S.	100,176	9.4%	91,606	85,266	3.7%	82,235
U.K.	12,083	14.1%	10,588	9,902	8.7%	9,109
Brazil	4,844	1.0%	4,798	4,135	(3.1)%	4,266
Total Same Stores	117,103	9.5%	106,992	99,303	3.9%	95,610
Transactions	7,050		2,881	10,570		3,203
Total	124,153	13.0%	109,873	109,873	11.2%	98,813
Retail Sales Revenues
Same Stores
U.S.	$2,075,497	11.3%	$1,864,698	$1,752,151	5.4%	$1,662,671
U.K.	295,667	6.3%	278,116	266,183	20.1%	221,590
Brazil	82,242	(25.8)%	110,867	95,376	7.4%	88,801
Total Same Stores	2,453,406	8.9%	2,253,681	2,113,710	7.1%	1,973,062
Transactions	185,563		71,187	211,158		66,366
Total	$2,638,969	13.5%	$2,324,868	$2,324,868	14.0%	$2,039,428
Gross Profit
Same Stores
U.S.	$149,006	1.4%	$147,001	$136,065	(1.3)%	$137,811
U.K.	15,546	(6.6)%	16,648	15,883	9.9%	14,446
Brazil	3,482	(45.4)%	6,372	5,409	25.5%	4,309
Total Same Stores	168,034	(1.2)%	170,021	157,357	0.5%	156,566
Transactions	11,436		3,501	16,165		4,313
Total	$179,470	3.4%	$173,522	$173,522	7.9%	$160,879
Gross Profit per Retail
Unit Sold
Same Stores
U.S.	$1,487	(7.4)%	$1,605	$1,596	(4.8)%	$1,676
U.K.	$1,287	(18.1)%	$1,572	$1,604	1.1%	$1,586
Brazil	$719	(45.9)%	$1,328	$1,308	29.5%	$1,010
Total Same Stores	$1,435	(9.7)%	$1,589	$1,585	(3.2)%	$1,638
Transactions	$1,622	33.5%	$1,215	$1,529	13.5%	$1,347
Total	$1,446	(8.4)%	$1,579	$1,579	(3.0)%	$1,628
Gross Margin
Same Stores
U.S.	7.2%		7.9%	7.8%		8.3%
U.K.	5.3%		6.0%	6.0%		6.5%
Brazil	4.2%		5.7%	5.7%		4.9%
Total Same Stores	6.8%		7.5%	7.4%		7.9%
Transactions	6.2%		4.9%	7.7%		6.5%
Total	6.8%		7.5%	7.5%		7.9%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2015	% Increase/ (Decrease)	2014	2014	% Increase/ (Decrease)	2013
Wholesale Unit Sales
Same Stores
U.S.	42,065	(0.1)%	42,120	40,036	4.9%	38,163
U.K.	9,379	8.8%	8,618	8,181	5.8%	7,735
Brazil	1,552	(22.5)%	2,002	1,904	(31.4)%	2,775
Total Same Stores	52,996	0.5%	52,740	50,121	3.0%	48,673
Transactions	4,230		1,862	4,481		2,063
Total	57,226	4.8%	54,602	54,602	7.6%	50,736
Wholesale Sales Revenues
Same Stores
U.S.	$266,864	(0.3)%	$267,799	$255,504	13.7%	$224,686
U.K.	77,846	(2.6)%	79,891	77,993	18.0%	66,077
Brazil	6,939	(53.1)%	14,808	13,844	(51.5)%	28,522
Total Same Stores	351,649	(3.0)%	362,498	347,341	8.8%	319,285
Transactions	45,602		16,645	31,802		12,900
Total	$397,251	4.8%	$379,143	$379,143	14.1%	$332,185
Gross Profit
Same Stores
U.S.	$(1,016)	(157.2)%	$1,777	$2,331	647.1%	$312
U.K.	(632)	(55.7)%	(406)	(446)	47.9%	(856)
Brazil	497	(55.7)%	1,122	1,098	(22.8)%	1,422
Total Same Stores	(1,151)	(146.2)%	2,493	2,983	239.7%	878
Transactions	(769)		(174)	(664)		(1,073)
Total	$(1,920)	(182.8)%	$2,319	$2,319	1,289.2%	$(195)
Gross Profit per
Wholesale Unit Sold
Same Stores
U.S.	$(24)	(157.1)%	$42	$58	625.0%	$8
U.K.	$(67)	(42.6)%	$(47)	$(55)	50.5%	$(111)
Brazil	$320	(42.9)%	$560	$577	12.7%	$512
Total Same Stores	$(22)	(146.8)%	$47	$60	233.3%	$18
Transactions	$(182)	(95.7)%	$(93)	$(148)	71.5%	$(520)
Total	$(34)	(181.0)%	$42	$42	1,150.0%	$(4)
Gross Margin
Same Stores
U.S.	(0.4)%		0.7%	0.9%		0.1%
U.K.	(0.8)%		(0.5)%	(0.6)%		(1.3)%
Brazil	7.2%		7.6%	7.9%		5.0%
Total Same Stores	(0.3)%		0.7%	0.9%		0.3%
Transactions	(1.7)%		(1.0)%	(2.1)%		(8.3)%
Total	(0.5)%		0.6%	0.6%		(0.1)%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2015	% Increase/ (Decrease)	2014	2014	% Increase/ (Decrease)	2013
Used Vehicle Unit Sales
Same Stores
U.S.	142,241	6.4%	133,726	125,302	4.1%	120,398
U.K.	21,462	11.7%	19,206	18,083	7.4%	16,844
Brazil	6,396	(5.9)%	6,800	6,039	(14.2)%	7,041
Total Same Stores	170,099	6.5%	159,732	149,424	3.6%	144,283
Transactions	11,280		4,743	15,051		5,266
Total	181,379	10.3%	164,475	164,475	10.0%	149,549
Sales Revenues
Same Stores
U.S.	$2,342,361	9.8%	$2,132,497	$2,007,655	6.4%	$1,887,357
U.K.	373,513	4.3%	358,007	344,176	19.6%	287,667
Brazil	89,181	(29.0)%	125,675	109,220	(6.9)%	117,323
Total Same Stores	2,805,055	7.2%	2,616,179	2,461,051	7.4%	2,292,347
Transactions	231,165		87,832	242,960		79,266
Total	$3,036,220	12.3%	$2,704,011	$2,704,011	14.0%	$2,371,613
Gross Profit
Same Stores
U.S.	$147,990	(0.5)%	$148,778	$138,396	0.2%	$138,123
U.K.	14,914	(8.2)%	16,242	15,437	13.6%	13,590
Brazil	3,979	(46.9)%	7,494	6,507	13.5%	5,731
Total Same Stores	166,883	(3.3)%	172,514	160,340	1.8%	157,444
Transactions	10,667		3,327	15,501		3,240
Total	$177,550	1.0%	$175,841	$175,841	9.4%	$160,684
Gross Profit per Used
Vehicle Unit Sold
Same Stores
U.S.	$1,040	(6.6)%	$1,113	$1,104	(3.7)%	$1,147
U.K.	$695	(17.8)%	$846	$854	5.8%	$807
Brazil	$622	(43.6)%	$1,102	$1,077	32.3%	$814
Total Same Stores	$981	(9.2)%	$1,080	$1,073	(1.6)%	$1,091
Transactions	$946	35.0%	$701	$1,030	67.5%	$615
Total	$979	(8.4)%	$1,069	$1,069	(0.5)%	$1,074
Gross Margin
Same Stores
U.S.	6.3%		7.0%	6.9%		7.3%
U.K.	4.0%		4.5%	4.5%		4.7%
Brazil	4.5%		6.0%	6.0%		4.9%
Total Same Stores	5.9%		6.6%	6.5%		6.9%
Transactions	4.6%		3.8%	6.4%		4.1%
Total	5.8%		6.5%	6.5%		6.8%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory.
Our total Same Store used vehicle retail revenues increased 8.9% for the twelve months ended December 31, 2015, as compared to 2014, reflecting a 9.5% increase in total Same Store used vehicle retail unit sales partially offset by a 0.5% decrease in average used vehicle retail selling price to $20,951. Both the U.S. and U.K. generated growth in Same Store used vehicle retail revenues, led by an increase in the U.S. of $210.8 million, or 11.3%. This reflects a 1.8%, or $363, increase in average used vehicle retail sales price and a 9.4% increase in used vehicle retail unit sales. In the U.K., Same Store used vehicle retail revenues increased by $17.6 million, or 6.3%, driven by a 14.1% increase in Same Store used vehicle retail unit sales. This increase in Same Store used vehicle retail unit sales was partially offset by a 6.8% decline in average used vehicle retail sales price, which is explained by the change in currency exchange rates. On a local currency basis, Same Store average used vehicle retail sales price increased 0.5% for the year end December 31, 2015 as compared to the prior year. In Brazil, our Same Store used vehicle retail revenues decreased 25.8% for the year ended December 31, 2015 as compared to the same period in 2014. This decline can be explained by the change in exchange rates. On a local currency basis, Same Store used vehicle retail revenues increased 4.7% for the twelve months ended December 31, 2015 as compared to 2014, reflecting an increase of 3.7% in average used vehicle retail selling price coupled with a 1.0% increase in Same Store used vehicle retail unit sales.
In total, our Same Store used vehicle retail gross profit for the year ended December 31, 2015 decreased 1.2% as compared to the same period in the prior year, as the increase of 1.4% in the U.S. was offset by declines of 6.6% in the U.K., and 45.4% in Brazil. In the U.S., Same Store used vehicle retail gross profit increased 1.4% for the twelve months ended December 31, 2015, reflecting a 9.4% improvement in Same Store used vehicle retail unit sales that was partially offset by a decline in Same Store used vehicle retail gross profit PRU of $118, or 7.4%, as compared to the same period last year. The decline in Same Store used vehicle retail gross profit PRU in the U.S. was primarily a result of the competitiveness of the selling environment in the markets in which we operate. The decline in Same Store used vehicle retail gross profit in the U.K. can be explained by the change in exchange rates between periods. On a local currency basis, gross profit in the U.K. improved 0.7% primarily as a result of a 14.1% increase in used vehicle retail unit sales that was partially offset by an 11.8% decrease in used vehicle gross profit PRU on a local currency basis. In Brazil, the decrease of 45.4% in Same Store used vehicle retail gross profit resulted from a $609, or 45.9%, decline in Same Store gross profit PRU. On a local currency basis, Same Store used vehicle retail gross profit declined 22.8%, driven by a 23.5% decline in Same Store gross profit PRU for the year ended December 31, 2015 as compared to the same period in 2014.
Our U.S. Same Store CPO volume increased 8.8% to 27,688 units sold for the twelve months ended December 31, 2015, as compared to the same period in 2014. As a percentage of the U.S. Same Store used vehicle retail units sales, CPO units decreased 20 basis points to 27.6% for the year ended December 31, 2015 as compared to the same period in 2014.
During 2015, total Same Store revenue from wholesale used vehicle sales decreased 3.0%, driven by declines in all three reportable segments. In the U.S, the 0.3% decrease in wholesale used vehicle revenue for the twelve months ended December 31, 2015 was the result of a 0.2% decline in Same Store used vehicle wholesale average sales price coupled with a 0.1% decline in Same Store used vehicle wholesale unit sales as compared to the same period in 2014. In the U.K., the 2.6% decline in Same Store used vehicle wholesale revenue for the year ended December 31, 2015 was driven by the change in exchange rates between periods. On a local currency basis, Same Store used vehicle wholesale revenue increased 5.2% for the year ended December 31, 2015 as compared to last year, driven by an increase of 8.8% in Same Store used vehicle wholesale unit sales that was partially offset by a 3.3% decline in Same Store used vehicle wholesale average sales price on a local currency basis. In Brazil, Same Store used vehicle wholesale revenue declined 53.1% as a result of a decrease in Same Store used vehicle wholesale average sales price of 39.6%, coupled with a decline of 22.5% in Same Store used vehicle wholesale unit sales. On a local currency basis, Same Store used vehicle wholesale revenue in Brazil declined 38.3% for the year ended December 31, 2015. This reflects a strategic decision to sell more of our trade units at retail.
Our total Same Store used vehicle wholesale gross profit declined 146.2% from $2.5 million for the year ended December 31, 2014 to a loss of $1.2 million for the comparable period in 2015. This decline was driven by a 146.8%, or $69, decrease in our Same Store used vehicle wholesale gross profit per unit from a profit of $47 per unit in 2014 to a loss of $22 per unit. The decrease in the Same Store wholesale used vehicle gross profit was driven by declines in all reportable segments. The decline in the U.S. was driven by a $66, or 157.1%, decrease in Same Store wholesale gross profit per unit from a profit of $42 per unit in 2014 to a loss of $24 per unit for the year ended December 31, 2015. The decline in the U.K. was driven by a $20, or 42.6%, decrease in Same Store wholesale gross profit per unit from a loss of $47 per unit in 2014 to a loss of $67 per unit for the year ended December 31, 2015. In Brazil, the decline in used vehicle wholesale gross profit of 55.7% for the year ended December 31, 2015 was driven by a $240, or 42.9%, decrease in Same Store wholesale gross profit per unit from $560 per unit for the year ended December 2014 to $320 per unit for the same period in 2015, coupled with a decline of 22.5% in wholesale used vehicle unit sales in 2015 over the comparable period.

Our total Same Store used vehicle retail revenues increased 7.1% for the twelve months ended December 31, 2014, as compared to 2013, reflecting a 3.9% increase in total Same Store used vehicle retail unit sales and a 3.1% increase in average used vehicle retail selling price to $21,285. Each of our segments generated growth in Same Store used vehicle retail revenues, led by an increase in the U.S. of $89.5 million, or 5.4%. This reflects a 3.7% increase in used vehicle retail unit sales and a 1.6% increase in average used vehicle retail sales price. Same Store average used vehicle retail sales price also grew in the U.K., by 10.5% from $24,326 in 2013 to $26,882 and used vehicle retail unit sales in the U.K. improved 8.7% to 9,902 for the twelve months ended December 31, 2014. In Brazil, we experienced a 10.8% improvement in Same Store used vehicle average retail sales price from $20,816 in 2013 to $23,066, which was partially offset by a decline of 3.1% in Same Store used vehicle retail unit sales. Our total Same Store used vehicle retail gross profit increased 0.5% for the year ended December 31, 2014, as compared to prior year, primarily driven by increases of 9.9% in the U.K. and 25.5% in Brazil which was partially offset by a decline in the U.S. of 1.3%. The increase in Same Store used vehicle retail gross profit in the U.K. primarily relates to an 8.7% increase in U.K. Same Store used vehicle retail units, coupled with a 1.1% increase in Same Store used vehicle gross profit PRU. This improvement was driven by our ability to retail more quality used vehicles. The increase in Same Store used vehicle retail gross profit in Brazil primarily relates to a 29.5% increase in Same Store used vehicle gross profit PRU, which was partially offset by a 3.1% decline in Same Store used vehicle retail units sold. This increase in Brazil’s gross profit PRU was primarily a result of retailing better quality used vehicles in 2014. The decline in Same Store used vehicle retail gross profit in the U.S. was primarily a result of strong new vehicle selling environment that shifted some customers from used to new vehicles and increased the competitiveness of the used vehicle retail selling environment.
Our U.S. Same Store CPO volume increased 12.1% to 24,725 units sold for the twelve months ended December 31, 2014, as compared to the same period of 2013. As a percentage of the U.S. Same Store used vehicle retail unit sales, CPO units increased 220 basis points to 29.0% for 2014, as compared to 2013.
During 2014, total Same Store revenue from wholesale used vehicle sales increased by 8.8%, driven by an increase in U.S. Same Store used vehicle wholesale average sales price of 8.4%, coupled with a 4.9% increase in our U.S. Same Store wholesale used vehicle unit sales, as compared to the same period in 2013. Total Same Store wholesale used vehicle gross profit per unit improved from $18 to $60 for the year ended December 31, 2014, as compared to the same period in 2013.
We increased our used vehicle inventory levels by $20.6 million, or 8.1%, from $254.9 million as of December 31, 2014 to $275.5 million as of December 31, 2015, primarily in response to continued improvement in the used vehicle selling environment in the U.S. and U.K. and the acquisition of additional dealerships. Our consolidated days' supply of used vehicle inventory remained flat at 33 days, as of December 31, 2015, as compared to December 31, 2014.

Parts and Service Data
(dollars in thousands)

	For The Year Ended December 31,
	2015	% Increase/ (Decrease)	2014	2014	% Increase/ (Decrease)	2013
Parts and Service Revenues
Same Stores
U.S.	$987,762	6.1%	$930,597	$891,099	6.0%	$840,398
U.K.	80,625	(1.8)%	82,126	79,148	17.2%	67,557
Brazil	50,607	(23.6)%	66,213	61,855	(1.6)%	62,886
Total Same Stores	1,118,994	3.7%	1,078,936	1,032,102	6.3%	970,841
Transactions	67,199		46,758	93,592		39,844
Total	$1,186,193	5.4%	$1,125,694	$1,125,694	11.4%	$1,010,685
Gross Profit
Same Stores
U.S.	$537,701	8.1%	$497,265	$474,505	6.6%	$445,077
U.K.	45,652	1.5%	44,990	43,641	17.5%	37,147
Brazil	21,295	(26.5)%	28,992	26,100	(1.9)%	26,599
Total Same Stores	604,648	5.8%	571,247	544,246	7.0%	508,823
Transactions	37,511		23,068	50,069		21,802
Total	$642,159	8.1%	$594,315	$594,315	12.0%	$530,625
Gross Margin
Same Stores
U.S.	54.4%		53.4%	53.2%		53.0%
U.K.	56.6%		54.8%	55.1%		55.0%
Brazil	42.1%		43.8%	42.2%		42.3%
Total Same Stores	54.0%		52.9%	52.7%		52.4%
Transactions	55.8%		49.3%	53.5%		54.7%
Total	54.1%		52.8%	52.8%		52.5%
Our total Same Store parts and service revenues increased 3.7% to $1,119.0 million for the year ended December 31, 2015, as compared to the same period in 2014, primarily driven by U.S. growth. For the year ended December 31, 2015, our U.S. Same Store parts and service revenue increased 6.1%, or $57.2 million, reflecting increases in each portion of our parts and service business. Our U.S. operations generated a 13.3% increase in collision revenue, an 8.9% increase in warranty parts and service revenues, a 3.0% increase in customer-pay parts and service revenue and a 5.5% increase in wholesale parts revenues, when compared to the same period in 2014. The increase in warranty parts and service revenue was primarily driven by high volume recall campaigns from Honda, Toyota, FCA US (formerly Chrysler), BMW, Hyundai, Ford, Nissan, and Volkswagen that occurred in 2015 compared to 2014. In addition, as manufacturer-paid maintenance programs expand in the U.S., a shift of business from our customer-pay to our warranty business continues. The increase in collision revenue was primarily attributable to strategic initiatives that continue to enhance our operational processes, the addition of technicians to add operating capacity and the expansion of partnerships with insurance companies relating to direct repair programs. The U.S. growth in customer-pay parts and service revenue was supported by the progress we are making in adding service technicians. Since December 2014, we have added one hundred eighty service technicians.
Our U.K. Same Store parts and service revenues decreased 1.8%, or $1.5 million, for the year ended December 31, 2015, as compared to the same period in 2014. This decline is more than explained by the exchange rate, as Same Store parts and service revenues increased 5.8% on a local currency basis. This increase in U.K. Same Store parts and service revenues on a local currency basis was driven by an 18.4% increase in our warranty parts and service revenues for the year ended December 31, 2015, as compared to the same period a year ago. The growth in warranty parts and service revenues in the U.K. is primarily due to an increase in high volume recalls from BMW, Audi and Ford that occurred during 2015 relative to 2014. In addition, on a local currency basis, we experienced increases in the U.K. of 1.9% in customer-pay parts and service revenue, 5.2% in wholesale parts revenue and 7.0% in collision revenues in 2015. These increases were primarily as a result of management initiatives to enhance processes and increase productivity.

Our Same Store parts and service revenues in Brazil decreased 23.6%, or $15.6 million, for the year ended December 31, 2015, compared to the same period 2014. This decline is more than explained by the exchange rate, as Brazil Same Store parts and service revenues increased 7.3% on a local currency basis in 2015 compared to the same period last year.
Our total Same Store parts and service gross profit for the year ended December 31, 2015 increased 5.8%, as compared to the same period in 2014. The increase in total Same Store parts and service gross profit was driven primarily by an 8.1% increase in the U.S., as well as a 1.5% increase in the U.K., which was partially offset by a decrease of 26.5% in Brazil. The increase in the U.S. was driven by increases in each portion of our parts and service business, while the increase in the U.K. was driven by an increase in warranty parts and service business. The decrease in Brazil can be more than explained by the change in the exchange rate between the periods, as parts and service gross profit increase 2.7% on a local currency basis. Our total Same Store parts and service gross margin improved 110 basis points, for the year ended December 31, 2015 as compared to the same period in 2014. The increase in gross margin was driven by improved profitability in our customer pay parts and service business in the U.S. and the U.K. and was also supported by growth in internal work between the parts and service departments of our U.S. and U.K. dealerships and the respective new and used vehicle departments. This was the result of improved new and used retail vehicles sales volumes.
Our total Same Store parts and service revenues increased 6.3% to $1,032.1 million for the year ended December 31, 2014, as compared to 2013. Within the total, our U.S. Same Store parts and service revenues increased 6.0%, or $50.7 million, for the year ended December 31, 2014 as compared to 2013, driven primarily by an 11.1% increase in wholesale parts revenue, a 10.5% increase in warranty revenues, a 7.3% increase in collision revenue and a 1.4% increase in customer-pay parts and service sales. The increase in wholesale parts revenues was primarily due to increased focus and better overall management of this portion of our business in a few key markets. The increase in warranty parts and service revenue was primarily driven by high volume recall campaigns from General Motors, BMW, Toyota and Ford. In addition, as manufacturer-paid maintenance programs expand in the U.S., a shift of business from customer-pay business to warranty business continues. These U.S. results were tempered by the negative impact of severe weather in the U.S. during the first quarter of 2014 that resulted in a loss of productive work days.
Our U.K. Same Store parts and service revenues increased 17.2%, to $79.1 million, for the year ended December 31, 2014 as compared to 2013, driven primarily by a 12.8% increase in customer-pay parts and service sales, a 27.9% increase in warranty revenues, a 19.5% increase in wholesale parts revenue, and a 21.5% increase in collision revenue. The increase in customer-pay parts and service sales was driven by management initiatives focused on increasing capacity, while the increase in warranty revenue was primarily due to an increase in high volume recalls from BMW and Ford.
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

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2015	% Increase/ (Decrease)	2014	2014	% Increase/ (Decrease)	2013
Retail New and Used Unit Sales
Same Stores
U.S.	236,170	6.0%	222,855	209,540	4.0%	201,437
U.K.	28,057	12.2%	25,000	23,898	4.8%	22,808
Brazil	18,304	(8.4)%	19,978	17,982	(13.8)%	20,860
Total Same Stores	282,531	5.5%	267,833	251,420	2.6%	245,105
Transactions	16,236		8,936	25,349		9,574
Total	298,767	7.9%	276,769	276,769	8.7%	254,679
Retail Finance Fees
Same Stores
U.S.	$117,253	10.2%	$106,437	$100,265	5.7%	$94,876
U.K.	12,678	11.1%	11,415	11,082	36.8%	8,101
Brazil	1,782	(26.6)%	2,427	2,203	(8.8)%	2,416
Total Same Stores	131,713	9.5%	120,279	113,550	7.7%	105,393
Transactions	9,621		3,674	10,403		3,811
Total	$141,334	14.0%	$123,953	$123,953	13.5%	$109,204
Vehicle Service Contract Fees
Same Stores
U.S.	$138,903	6.2%	$130,771	$124,043	11.1%	$111,628
U.K.	613	73.7%	353	284	34.6%	211
Brazil	—	—%	—	—	—%	—
Total Same Stores	139,516	6.4%	131,124	124,327	11.2%	111,839
Transactions	5,180		999	7,796		2,311
Total	$144,696	9.5%	$132,123	$132,123	15.7%	$114,150
Insurance and Other
Same Stores
U.S.	$103,283	11.1%	$92,924	$87,866	18.8%	$73,985
U.K.	7,362	6.0%	6,945	6,713	17.8%	5,699
Brazil	5,356	(33.7)%	8,084	7,465	20.5%	6,195
Total Same Stores	116,001	7.5%	107,953	102,044	18.8%	85,879
Transactions	6,755		2,536	8,445		2,129
Total	$122,756	11.1%	$110,489	$110,489	25.5%	$88,008
Total Finance and Insurance Revenues
Same Stores
U.S.	$359,439	8.9%	$330,132	$312,174	11.3%	$280,489
U.K.	20,653	10.4%	18,713	18,079	29.0%	14,011
Brazil	7,138	(32.1)%	10,511	9,668	12.3%	8,611
Total Same Stores	387,230	7.8%	359,356	339,921	12.1%	303,111
Transactions	21,556		7,209	26,644		8,251
Total	$408,786	11.5%	$366,565	$366,565	17.7%	$311,362

Finance and Insurance Revenues per Unit Sold
Same Stores
U.S.	$1,522	2.8%	$1,481	$1,490	7.0%	$1,392
U.K.	$736	(1.7)%	$749	$757	23.3%	$614
Brazil	$390	(25.9)%	$526	$538	30.3%	$413
Total Same Stores	$1,371	2.2%	$1,342	$1,352	9.3%	$1,237
Transactions	$1,328		$807	$1,051		$862
Total	$1,368	3.3%	$1,324	$1,324	8.3%	$1,223
Our efforts to improve our finance and insurance business processes, coupled with improved retail vehicle sales volumes, continued to generate growth in our finance and insurance revenues. Our total Same Store finance and insurance revenues increased by 7.8% to $387.2 million for the year ended December 31, 2015, as compared to 2014, which was driven by growth in the U.S. and U.K. and partially offset by a decline in Brazil. Our U.S. Same Store finance and insurance revenue increased $29.3 million, or 8.9%, due to a 6.0% increase in new and used vehicle retail unit sales volume, coupled with increases in income per contract and penetration rates for most of our major U.S. product offerings. These increases more than offset an increase in our U.S. chargeback expense. In addition, we generated a 10.4% increase in our U.K. Same Store finance and insurance revenues for the year ended December 31, 2015, primarily reflecting a 12.2% increase in new and used vehicle retail unit sales volume and improved income per contract and penetration from vehicle service contract offerings. Our Same Store finance and insurance revenues PRU sold in the U.K. declined by 1.7%, as a result of the change in exchange rates between periods. On a local currency basis, our Same Store finance and insurance revenues PRU sold increased by 6.0% for the year ended December 31, 2015 as compared to last year. Our Brazil Same Store finance and insurance revenue declined 32.1% for the year ended December 31, 2015 when compared to 2014, as a result of a decrease in retail unit sales of 8.4%, coupled with a decrease of 25.9% in finance and insurance revenues PRU sold. On a local currency basis, Brazil Same Store finance and insurance revenues PRU increased 4.9%. Our total Same Store finance and insurance revenues PRU improved 2.2% to $1,371, as compared to the same period in 2014, more than explained by improvements in the U.S. of 2.8%.
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

Selling, General and Administrative Data
(dollars in thousands)

	For The Year Ended December 31,
	2015	% Increase/ (Decrease)	2014	2014	% Increase/ (Decrease)	2013
Personnel
Same Stores
U.S.	$585,585	7.9%	$542,512	$514,391	4.5%	$492,195
U.K.	53,159	0.4%	52,956	51,360	17.7%	43,638
Brazil	27,460	(27.0)%	37,636	34,728	(10.7)%	38,872
Total Same Stores	666,204	5.2%	633,104	600,479	4.5%	574,705
Transactions	42,400		25,336	57,961		23,240
Total	$708,604	7.6%	$658,440	$658,440	10.1%	$597,945
Advertising
Same Stores
U.S.	$65,300	(0.8)%	$65,805	$61,973	21.0%	$51,231
U.K.	3,701	(4.0)%	3,856	3,652	23.0%	2,969
Brazil	1,395	(33.2)%	2,087	1,836	(14.6)%	2,150
Total Same Stores	70,396	(1.9)%	71,748	67,461	19.7%	56,350
Transactions	4,232		2,064	6,351		2,601
Total	$74,628	1.1%	$73,812	$73,812	25.2%	$58,951
Rent and Facility Costs
Same Stores
U.S.	$79,950	(3.4)%	$82,796	$81,839	1.0%	$81,022
U.K.	8,249	(4.1)%	8,598	8,345	2.3%	8,161
Brazil	10,873	(19.1)%	13,433	12,813	(4.0)%	13,346
Total Same Stores	99,072	(5.5)%	104,827	102,997	0.5%	102,529
Transactions	7,364		9,028	10,858		7,930
Total	$106,436	(6.5)%	$113,855	$113,855	3.1%	$110,459
Other SG&A
Same Stores
U.S.	$187,092	5.8%	$176,838	$168,761	(3.3)%	$174,535
U.K.	23,658	1.7%	23,260	22,512	12.5%	20,011
Brazil	11,735	(28.2)%	16,348	15,165	(3.8)%	15,767
Total Same Stores	222,485	2.8%	216,446	206,438	(1.8)%	210,313
Transactions	8,680		(589)	9,419		(812)
Total	$231,165	7.1%	$215,857	$215,857	3.0%	$209,501
Total SG&A
Same Stores
U.S.	$917,927	5.8%	$867,951	$826,964	3.5%	$798,983
U.K.	88,767	0.1%	88,670	85,869	14.8%	74,779
Brazil	51,463	(26.0)%	69,504	64,542	(8.0)%	70,135
Total Same Stores	1,058,157	3.1%	1,026,125	977,375	3.5%	943,897
Transactions	62,676		35,839	84,589		32,959
Total	$1,120,833	5.5%	$1,061,964	$1,061,964	8.7%	$976,856

Total Gross Profit
Same Stores
U.S.	$1,269,691	5.0%	$1,209,172	$1,143,619	6.4%	$1,075,234
U.K.	115,186	1.2%	113,765	110,673	18.8%	93,172
Brazil	56,327	(29.5)%	79,876	71,913	(11.5)%	81,252
Total Same Stores	1,441,204	2.7%	1,402,813	1,326,205	6.1%	1,249,658
Transactions	92,768		45,125	121,733		42,888
Total	$1,533,972	5.9%	$1,447,938	$1,447,938	12.0%	$1,292,546
SG&A as a % of Gross Profit
Same Stores
U.S.	72.3%		71.8%	72.3%		74.3%
U.K.	77.1%		77.9%	77.6%		80.3%
Brazil	91.4%		87.0%	89.7%		86.3%
Total Same Stores	73.4%		73.1%	73.7%		75.5%
Transactions	67.6%		79.4%	69.5%		76.8%
Total	73.1%		73.3%	73.3%		75.6%
Employees	12,900		12,000	12,000		11,500
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
Our total Same Store SG&A increased $32.0 million, or 3.1%, for the year ended December 31, 2015, as compared to the same period in 2014, primarily the result of a 5.8% and a 0.1% increase in the U.S. and U.K. Same Store SG&A, respectively, that was partially offset by a 26.0% decline in Brazil. The increases in the U.S. and U.K. are largely related to costs that fluctuate in relation to vehicle sales and general business activity. The decline in Brazil can be explained by the change in exchange rates between periods, as total Same Store SG&A in Brazil increased 4.2% on a local currency basis. Our total Same Store personnel costs increased by 5.2% for the year ended December 31, 2015, as compared to the same period in 2014, primarily as a result of a 7.9% and 0.4% increase in the U.S. and the U.K., respectively. These increases are explained by the general correlation of variable costs, including salesperson commission payments, and vehicle sales. The increase in the U.S. is also partially explained by an increase in our employee healthcare costs. This increases in the U.S. and U.K. was partially offset by a 27.0% decline in personnel costs in Brazil that can be explained by the change in exchange rate between periods, as Same Store personnel costs in Brazil increased 3.0% on a local currency basis as compared to last year.
For the twelve months ended December 31, 2015, our consolidated Same Store advertising costs decreased 1.9%, to $70.4 million, driven by declines in all of our segments. Our U.S. Same Store advertising expense declined 0.8% primarily due to a reduction in our advertising expenditures as we better leverage our scale. The 4.0% decline in the U.K. Same Store advertising expense can be explained by the change in exchange rates between periods as, on a local currency basis, Same Store advertising costs increased 3.6%. The 33.2% decline in Brazil can be primarily explained by the change in exchange rates between periods. On a local currency basis, Same Store advertising costs decreased 5.4% for the year ended December 31, 2015 as compared to prior year, reflecting actions we have taken in response to weaker overall economic conditions.
Our consolidated Same Store rent and facility costs decreased 5.5% to $99.1 million for the twelve months ended December 31, 2015, as compared to the same period a year ago, reflecting declines of 3.4%, 4.1%, and 19.1% in the U.S., U.K., and Brazil, respectively. The decline in the U.S. was predominately due to the continued execution of our strategy to add dealership related real estate to our investment portfolio. The decline in Same Store rent and facility costs in the U.K. and Brazil can be explained by the change in exchange rates between periods. On a local currency basis Same Store rent and facility costs increased 3.4% and 13.3% in the U.K. and Brazil respectively for the year ended December 31, 2015 as compared to the same period in 2014.
Our total Same Store other SG&A increased 2.8% to $222.5 million as compared to the same period in 2014, primarily driven by a 5.8% and 1.7% increase in the U.S. and U.K., respectively. These increases were partially offset by a 28.2% decrease in Brazil. The decline in our Brazil Same Store other SG&A was primarily a result of the change of the exchange rate between periods. The increase in the U.S. and the U.K. was primarily driven by increases in other variable costs associated with higher retail sales volumes. Total Same Store other SG&A included $1.6 million in charges related to catastrophic events, a legal settlement of $1.0 million, a $0.8 million loss related to real estate and dealership transactions, and $0.2 million in severance costs for the twelve months ended December 31, 2015. On a comparable basis, total Same Store other SG&A for the year ended December 31, 2014 included a $2.8 million charge for a catastrophic event, $1.2 million loss related to real estate and dealership transactions, $0.4 million of expense related to a legal settlement, $0.3 million in severance costs, $0.2 million related to acquisition costs and a $0.4 million charge related to a foreign transaction tax in Brazil.
For the twelve months ended December 31, 2015, as compared to the same period in 2014, our total Same Store SG&A as a percentage of gross profit increased 30 basis points from 73.1% to 73.4% primarily driven by a 50 and 440 basis point increase in our U.S. and Brazil segments, respectively. The increase in the U.S. was primarily a result of margin pressures on new and used retail vehicle sales described above, and the negative impact of such on the correlation to salesperson commission compensation. Offsetting these increases, our U.K. Same Store SG&A as a percentage of gross profit improved 80 basis points to 77.1% as of December 31, 2015 compared to a year ago, primarily reflecting leverage of our cost structure realized with the improved revenue and gross profit.
Our total Same Store personnel costs increased for the year ended December 31, 2014, primarily as a result of commission payments generally correlating with increased vehicle sales in the U.S. and U.K. These increases in personnel expense were partially offset by a decrease in the Brazil segment due to management’s actions to reduce headcount in response to a significant slowdown in the Brazilian economy and vehicle sales market.
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
For the year ended December 31, 2014, our total Same Store other SG&A decreased 1.8%, as compared to 2013, which primarily reflected a decrease of 3.3% in U.S. Same Store other SG&A in 2014 as compared to 2013. The decline in the U.S. was partially due to a decline in business acquisition costs during 2014. During 2013, the Company incurred $5.2 million in business acquisition costs primarily related with the acquisition of UAB motors. In addition, insurance deductible charges associated with vehicle inventory and building damages from certain catastrophic events decreased $9.4 million for the year ended December 31, 2014 as compared to the same period in 2013. These decreases in the U.S. in 2014 were partially offset by an increase of $1.0 million in 2014 for net losses on real estate and dealership transactions.
Our ongoing cost control efforts and the benefit of the impact of incremental charges in 2013 relative to catastrophic events and acquisition related costs, partially offset by losses on the disposition of real estate and dealership transactions resulted in a 180 basis point improvement in our Same Store SG&A as a percentage of gross profit for the year ended December 31, 2014 to 73.7% as compared to the same period in 2013.
Depreciation and Amortization Data
(dollars in thousands)

	For The Year Ended December 31,
	2015	% Increase/ (Decrease)	2014	2014	% Increase/ (Decrease)	2013
Same Stores
U.S.	$39,819	12.1%	$35,536	$33,783	8.9%	$31,015
U.K.	3,176	(4.0)%	3,309	3,156	22.7%	2,573
Brazil	1,678	(7.1)%	1,806	1,638	6.6%	1,537
Total Same Stores	44,673	9.9%	40,651	38,577	9.8%	35,125
Transactions	2,566		1,693	3,767		701
Total	$47,239	11.6%	$42,344	$42,344	18.2%	$35,826
Our total Same Store depreciation and amortization expense increased 9.9% and 9.8% for the years ended December 31, 2015 and 2014, respectively, as compared to the respective prior year period. We continue to strategically add dealership-related real estate to our portfolio and make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. As a result of such growth in our real estate and facilities investments, our Same Store depreciation and amortization expense has increased. We critically evaluate all planned future capital spending, working closely with our OEM partners to maximize the return on our investments.

Impairment of Assets
We perform an annual review of the fair value of our goodwill and indefinite-lived intangible assets during the fourth quarter. We also perform interim reviews for impairment when evidence exists that the carrying value of such assets may not be recoverable.
During the fourth quarter of 2015, we performed our annual impairment assessment of the carrying value of our goodwill. The fair value of our two U.S. reporting units, as well as our U.K. reporting unit, exceeded the carrying value of its net assets (i.e., step one of the goodwill impairment test) by more than 100% for the two U.S. reporting units and by more than 15% for the U.K. reporting unit. As a result, we were not required to conduct the second step of the impairment test for goodwill relating to our two U.S. and U.K. reporting units. The Brazil reporting unit’s fair value did not exceed the carrying value of its net assets. As a result, we performed a step two analysis for this reporting unit, measuring the estimated fair value of the reporting unit’s assets and liabilities as of the test date and compared the resulting implied fair value of the reporting unit’s goodwill to its carrying value. As a result of the carrying value of goodwill exceeding the implied fair value, a $55.4 million impairment was recorded. We did not identify an impairment of our recorded goodwill in 2014 or 2013.
During 2015 and 2014, we determined that the carrying value of certain of our intangible franchise rights were greater than fair value. As a result, we recognized a $30.1 million and $31.0 million pre-tax non cash impairment charge, respectively. Also, in 2015 and 2014, we recognized $2.1 million and $10.5 million, respectively, in pre-tax non-cash asset impairment charges, associated with non-operating real estate holdings and other long-lived assets of our existing dealership facilities. In 2013, we noted impairment indicators relative to intangible franchise rights and, as a result, we recognized $5.4 million in pre-tax non-cash asset impairment charges. For long-lived assets, we review for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. We noted evidence that certain long-lived assets associated with our existing dealership facilities had a carrying value which may not be realized. As a result, we recognized $1.1 million in pre-tax non-cash asset impairment charges in 2013.
If in future periods, we determine that the carrying amount of our net assets exceeds the respective fair value as a result of step one of our goodwill impairment test for any or all of its reporting units, the application of the second step of the impairment test could result in a material non-cash impairment charge to the goodwill associated with the reporting unit(s). If any of our assumptions change, or fail to materialize, the resulting decline in its estimated fair market value of intangible franchise rights could result in a material non-cash impairment charge. For example, if our assumptions regarding the risk-free rate and cost of debt differed such that the estimated WACC used in our 2015 assessment for the franchises acquired prior to the previous annual test increased by 200 basis points, and all other assumptions remained constant, an additional $15.9 million of non-cash franchise rights impairment charges, would have resulted. None of our reporting units would have failed the step one impairment test for goodwill in this scenario. Further, if we forecasted no new vehicle sales growth beyond 2017 in the 2015 impairment assessment for the franchises acquired prior to the previous annual test and all other assumptions remained constant, an additional $2.6 million of non-cash franchise rights impairment charges would have resulted. And, again, none of our reporting units would have failed the step one impairment test for goodwill.
Floorplan Interest Expense
(dollars in thousands)

	For The Year Ended December 31,
	2015	% Increase/ (Decrease)	2014	2014	% Increase/ (Decrease)	2013
Same Stores
U.S.	$34,714	4.9%	$33,102	$31,572	(3.6)%	$32,760
U.K.	1,544	(3.8)%	1,605	1,584	(0.3)%	1,589
Brazil	965	(83.7)%	5,910	4,713	(24.0)%	6,205
Total Same Stores	37,223	(8.4)%	40,617	37,869	(6.6)%	40,554
Transactions	2,041		997	3,745		1,113
Total	$39,264	(5.6)%	$41,614	$41,614	(0.1)%	$41,667
Memo:
Manufacturer’s assistance	$50,474	11.8%	$45,145	$45,145	17.1%	$38,543
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

As of December 31, 2015, we had effective interest rate swaps with an aggregate notional amount of $581.7 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.7%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense. Our total Same Store floorplan interest expense decreased 8.4% to $37.2 million for the year ended December 31, 2015, as compared to the same period in 2014. The decline was primarily related to Brazil. Same Store floorplan interest expense in Brazil decreased $4.9 million, or 83.7%, primarily due to improved floorplan and cash management. Our U.S. Same Store floorplan interest expense increased 4.9% to $34.7 million for the year ended December 31, 2015, as compared to the same period in 2014. The increase in the U.S. Same Store floorplan interest is primarily attributable to an increase in our weighted average floorplan borrowings outstanding of $18.6 million due to higher inventory levels in 2015. In the U.K., Same Store floorplan interest expense decreased 3.8% for the year ended December 31, 2015. The decline in Same Store floorplan interest expense in the U.K. can be explained by the change in the exchange rate between periods, as on a local currency basis, Same Store floorplan expense increased 3.4%. The increase in the U.K. Same Store floorplan interest on a local currency basis is primarily attributable to an increase in our weighted average floorplan borrowings outstanding due to higher inventory levels in 2015.
Our total Same Store floorplan interest expense decreased 6.6%, or $2.7 million, for the year ended December 31, 2014, as compared to 2013. This reduction was driven by a $1.5 million decline in floorplan interest expense in Brazil, primarily due to our decision to refinance a portion of our floorplan borrowings with a working capital line of credit that reduced the overall interest rate we are charged and redistributed the borrowings and associated interest charges to our other long-term debt and interest expense categories. In addition, we experienced a decrease of Same Store floorplan interest expense in the U.S. of $1.2 million resulting from a decline in our floorplan borrowing rate of 25 basis points that was effective on June 20, 2013 with the amendment to our Revolving Credit Facility. This decline in the U.S. was partially offset by a $51.6 million increase in Same Store weighted average floorplan borrowings outstanding for the twelve months ended December 31, 2014, as compared to the same period in 2013.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit and our other long-term debt, partially offset by interest income. For the twelve months ended December 31, 2015, other interest expense increased $7.2 million, or 14.5%, to $56.9 million, as compared to the same period in 2014. The increase was primarily attributable to incremental interest incurred on our 5.00% Notes used to fund the extinguishment of our 2.25% Notes and 3.00% Notes during the second and third quarters of 2014 and for working capital needs. In addition, other net interest expense increased for the year ended December 31, 2015, as compared to 2014, due to additional mortgage borrowings associated with recent dealership acquisitions and purchases of existing leased properties. Further contributing to the increase to other interest expense, net, for the twelve months ended December 31, 2015 as compared to the prior year, was the interest related to our 5.25% Note offering that was executed in December 2015 to fund the outstanding borrowings of the Company’s acquisition line of credit, to payoff certain mortgages, to contribute to the Company’s floorplan offset accounts and for general corporate purposes.
For the twelve months ended December 31, 2014, other net interest expense increased $10.7 million, or 27.5%, to $49.7 million, as compared to the same period in 2013. This increase was primarily attributable to incremental interest incurred on our 5.00% Notes offering that was executed to fund the extinguishment of our 2.25% Notes and 3.00% Notes, as well as an increase in interest relating to a working capital line of credit in Brazil that we entered into during 2014. The working capital line of credit in Brazil redistributed the borrowings and associated interest charge from our floorplan borrowings and interest related categories. In addition, other net interest expense increased for 2014, as compared to 2013, due to additional mortgage borrowings associated with recent dealership acquisitions and purchases of existing leased properties, as well as an increase in weighted average borrowings on our Acquisition Line to support dealership acquisitions.
Included in other interest expense for the years ended December 31, 2014 and 2013 is non-cash, discount amortization expense of $7.2 million and $10.8 million, respectively. This non-cash discount amortization represents the impact of the accounting for our 2.25% Notes and 3.00% Notes as required by ASC 470 for convertible debt. We used the proceeds from the 5.00% Notes offering to extinguish all of the outstanding principal of the 2.25% Notes and 3.00% Notes as of September 30, 2014.

Provision for Income Taxes
For the year ended December 31, 2015, we recorded a tax provision of $88.2 million. The 2015 effective tax rate of 48.4% increased from the 2014 effective tax rate of 43.4% primarily due to valuation allowances recorded in 2015 relative to deferred tax assets for goodwill and net operating losses of certain Brazil subsidiaries in excess of valuation allowances recognized in 2014. In addition, the 2015 effective tax rate increased over the 2014 rate due to the impairment of non-deductible goodwill in 2015. Included in the 2014 effective tax rate was the impact of a portion of the U.S. GAAP loss on the 2014 extinguishment of the 2.25% Notes and the 3.00% Notes that was not deductible for tax purposes.
For the year ended December 31, 2014, we recorded a tax provision of $71.4 million. The 2014 effective tax rate of 43.4% increased from the 2013 effective tax rate of 40.6% primarily due to a portion of the U.S. GAAP loss on the 2014 extinguishment of the 2.25% Notes and the 3.00% Notes that was not deductible for tax purposes and valuation allowances recorded in 2014 relative to net operating losses of certain Brazil subsidiaries in excess of valuation allowances recognized in 2013. The impact of these items on the 2014 effective tax rate was partially offset by the net deferred tax benefit for tax deductible goodwill in Brazil, resulting from a restructuring during 2014.
We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income. We expect our effective tax rate in 2016 will be approximately 38.0%.
As of December 31, 2015, we had net deferred tax liabilities totaling $135.4 million relating to the differences between the financial reporting and tax basis of assets and liabilities, some of which are expected to reverse in the future. This includes $143.5 million of deferred tax liabilities relating to intangibles for goodwill and franchise rights that are deductible for tax purposes and will not reverse until the related intangibles are disposed. In addition, as of December 31, 2015, we had $53.7 million of deferred tax assets relating to loss reserves and accruals, and $46.5 million of valuation allowances on deferred tax assets. Refer to Note 7 to our Consolidated Financial Statements for more details.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line and FMCC facility levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital and dealership and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for 2016. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2016 change, we may need to access the private or public capital markets to obtain additional funding.
Cash on Hand. As of December 31, 2015, our total cash on hand was $13.0 million. The balance of cash on hand excludes $136.3 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility as of December 31, 2015. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
Cash Flows. With respect to all new vehicle floorplan borrowings in the normal course of business, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from us. With respect to borrowings for used vehicle financing, we finance up to 80% of the value of our used vehicle inventory in the U.S., and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in Brazil unaffiliated with our manufacturer partners, are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure “Adjusted net cash provided by operating activities” to evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
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
The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows on an adjusted, non-GAAP basis. For further explanation and reconciliation to the most directly comparable measures see “Non-GAAP Financial Measures” below.

	For the Year Ended December 31,
	2015	2014	2013
		(In thousands)
Adjusted net cash provided by operating activities	$244,349	$207,139	$202,823
Adjusted net cash used in investing activities	(266,791)	(315,432)	(249,516)
Adjusted net cash provided by (used in) financing activities	(4)	131,180	66,404
Effect of exchange rate changes on cash	(5,492)	(2,127)	(4,146)
Net increase (decrease) in cash and cash equivalents	$(27,938)	$20,760	$15,565
Sources and Uses of Liquidity from Operating Activities
For the twelve months ended December 31, 2015, we generated $141.0 million of net cash flow from operating activities. On an adjusted basis, we generated $244.3 million in net cash flow from operating activities, primarily consisting of $94.0 million in net income, as well as non-cash adjustments related to asset impairment of $87.6 million, depreciation and amortization of $47.2 million, deferred income taxes of $11.9 million, amortization of debt discounts and debt issue costs of $3.7 million, and stock-based compensation of $18.9 million. These cash inflows were partially offset by a $10.3 million negative net change in operating assets and liabilities and $9.7 million of net gains from the disposition of assets. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $25.1 million from increases in accounts payable and accrued expenses and $190.8 million from the net increase in floorplan borrowings. These cash inflows were more than offset by adjusted cash outflows of $17.9 million from increases of vehicle receivables and contracts-in-transit, $3.2 million from the net increase in prepaid expenses and other assets, $186.6 million from increases in inventory levels, and $17.9 million from the net increase in accounts and notes receivable.
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
Working Capital. At December 31, 2015, we had $163.5 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 80% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the twelve months ended December 31, 2015, we used $284.5 million in net cash flow for investing activities. On an adjusted basis, we used $266.8 million in net cash flow for investing activities. We used $180.1 million of adjusted cash flows for the acquisition of three dealerships in the U.S., including associated real estate where applicable. We also used $120.3 million during the twelve months of 2015 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $107.2 million for capital expenditures, and $24.6 million for the purchase of real estate associated with existing dealership operations, offset by a $11.6 million net increase in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $27.2 million related to dispositions of franchises and fixed assets.
During 2014, we used $347.1 million in net cash flow for investing activities. On an adjusted basis, we used $315.4 million in net cash flow for investing activities, consisting primarily of $244.4 million of adjusted cash flows related to acquisitions. We also used $150.4 million during 2014 primarily for purchases of property and equipment to construct new and improve existing facilities, consisting of $97.7 million for capital expenditures, $2.9 million of which relates to facilities that were subsequently disposed during 2014, and $62.7 million for the purchase of real estate associated with existing dealership operations, offset by a $10.0 million net increase in the accrual for capital expenditures from year-end. We also used $4.7 million for escrow deposits on pending dealership and real estate acquisitions. These cash outflows were partially offset by $84.1 million in adjusted proceeds from the sale of franchises, property and equipment during 2014.
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
Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for 2016 to be no more than $150 million excluding expenditures related to future acquisitions, which could generally be funded from excess cash.
Acquisitions & Dispositions. In 2015, we acquired three dealerships, representing five franchises, with expected annual revenues, estimated at the time of acquisition, of $340.0 million. In 2014, we acquired 19 franchises with expected annual revenues, estimated at the time of acquisition, of $910.0 million. In 2013, we acquired 38 franchises with expected annual revenues, estimated at the time of acquisition, of $1,317.0 million. We generally purchase businesses based on expected return on investment. Cash needed to complete our acquisitions generally comes from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities, Real Estate Credit Facility, term loans and our Acquisition Line.
In 2015, we sold two U.S. dealerships and terminated one U.S. dealership franchise. We also terminated two franchises in Brazil. These dispositions generated annual revenues of approximately $115.0 million. During 2014, we disposed of seven dealerships and one franchise in the U.S. and three dealerships in Brazil with annual revenues of approximately $450.0 million. In 2013, we disposed of six dealerships and one franchise with annual revenues of approximately $318.9 million.
Sources and Uses of Liquidity from Financing Activities
For the twelve months ended December 31, 2015, we generated $121.0 million in net cash flow from financing activities. On an adjusted basis, cash outflows from financing activities were essentially offset by cash inflows. Total cash outflows of $330.6 million of gross cash flow consisted of $68.1 million of net payments on our Acquisition Line, $65.6 million in adjusted net payments on our Floorplan Line, $72.1 million for principal payments of long-term debt related to real estate loans, $97.5 million to repurchase 1,176,908 shares of our Company’s common stock, $6.6 million of net payments of other debt, and $19.9 million for dividend payments. Offsetting these cash outflows were $330.6 million of cash inflows, primarily related to $296.3 million of 5.25% Notes borrowings and $32.0 million from borrowings of long-term debt related to real estate loans.

During 2014, we generated $171.7 million in net cash flow from financing activities. On an adjusted basis, we generated $131.2 million in net cash flow from financing activities, primarily related to $539.6 million of 5.00% Notes borrowings, $112.0 million from borrowings of long-term debt related to real estate loans, $32.7 million from proceeds of the call and warrant unwind related to the 3.00% Notes, $9.7 million of net borrowings on our Acquisition Line, and $5.2 million of net borrowings of other debt mainly consisting of working capital loans in Brazil. These cash inflows were partially offset by $260.1 million used for the repurchase of our 3.00% Notes, $182.8 million used for the conversion and redemption of our 2.25% Notes, $11.2 million in adjusted net payments on our Floorplan Line, $60.0 million for principal payments of long-term debt related to real estate loans, $36.8 million to repurchase 537,054 shares of our Company’s common stock, and $17.1 million for dividend payments.
During 2013, we generated $236.0 million in net cash flow from financing activities. On an adjusted basis, we generated $66.4 million in net cash flow from financing activities, primarily related to borrowings of $85.3 million of real estate and other debt, $60.0 million cash inflow related to borrowings on the Acquisition Line, and $56.1 million from an increase in our floorplan offset account. These cash inflows were partially offset by cash outflows of $3.6 million used to repurchase 55,655 shares of our common stock, $15.8 million used for dividend payments, and $116.7 million used for principal payments of real estate and other debt.
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
After considering the outstanding balance of $1,150.8 million at December 31, 2015, we had $229.2 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $229.2 million available borrowings under the Floorplan Line was $110.8 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% and 1.4% as of December 31, 2015 and 2014, respectively, excluding the impact of our interest rate swaps. With regards to the Acquisition Line, there were no borrowings outstanding as of December 31, 2015. Borrowings outstanding as of December 31, 2014 were $69.7 million. After considering $41.9 million and $43.2 million of outstanding letters of credit and other factors included in our available borrowing base calculation, there was $278.2 million and $207.1 million of available borrowing capacity under the Acquisition Line as of December 31, 2015 and 2014, respectively. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) the Restricted Payment Basket. For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-

cash asset impairment charges, and non-cash stock-based compensation. As of December 31, 2015, the Restricted Payment Basket totaled $144.7 million. As of December 31, 2015, we were in compliance with all our financial covenants, including:

	As of December 31, 2015
	Required	Actual
Senior Secured Adjusted Leverage Ratio	< 3.75	1.67
Total Adjusted Leverage Ratio	< 5.50	3.78
Fixed Charge Coverage Ratio	> 1.35	2.03
Based upon our current five year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our FMCC Facility provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days’ notice by either party. As of December 31, 2015, we had an outstanding balance of $171.3 million under the FMCC Facility with an available floorplan borrowing capacity of $128.7 million. Included in the $128.7 million available borrowings under the FMCC Facility was $25.5 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 4.75% before considering the applicable incentives, as of December 31, 2015 and 2014.
The following table summarizes the position of our U.S. credit facilities as of December 31, 2015:

	As of December 31, 2015
U.S. Credit Facilities	Total Commitment	Outstanding	Available
	(In thousands)
Floorplan Line(1)	$1,380,000	$1,150,847	$229,153
Acquisition Line(2)	320,000	41,850	278,150
Total Revolving Credit Facility	1,700,000	1,192,697	507,303
FMCC Facility(3)	300,000	171,307	128,693
Total U.S. Credit Facilities(4)	$2,000,000	$1,364,004	$635,996

(1)	The available balance as of December 31, 2015 includes $110.8 million of immediately available funds.

(2)	The outstanding balance of $41.9 million is related to outstanding letters of credit.

(3)	The available balance as of December 31, 2015 includes $25.5 million of immediately available funds.

(4)
The outstanding balance excludes $196.4 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Other Inventory Credit Facilities. We have credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities ranged from 1.15% to 3.95%, as of December 31, 2015.
We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our Brazil operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of December 31, 2015, the annual interest rates charged on borrowings outstanding under these facilities ranged from 16.77% to 25.19%.
Other Inventory Financing Arrangements. Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of December 31, 2015, the interest rate charged on borrowings related to our rental vehicle fleet varied up to 5.00%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time.
For a more detailed discussion of our credit facilities existing as of December 31, 2015, please see Note 11 to our Consolidated Financial Statements, “Credit Facilities.”
5.00% Senior Notes. On June 2, 2014, we issued $350.0 million aggregate principal amount of our 5.00% Notes. Subsequently, on September 9, 2014, we issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes will mature on June 1, 2022 and pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. Using proceeds of certain equity offerings, we may redeem up to 35.0% of the 5.00% Notes prior to June 1, 2017, subject to certain conditions, at a redemption price equal to 105% of principal amount of the 5.00% Notes plus accrued and unpaid interest. Otherwise, we may redeem some or all of the 5.00% Notes prior to June 1, 2017 at a redemption price equal to 100% of the principal amount of the 5.00% Notes redeemed, plus an applicable premium, and plus accrued and unpaid interest. On or after June 1, 2017, we may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.00% Notes if we sell certain assets or trigger the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt.
The 5.00% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket under the terms of the 5.00% Notes is less restrictive than the Restricted Payment Basket.
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
Underwriters’ fees and the discount relative to the $550.0 million totaled $10.4 million, which were recorded as a reduction of the 5.00% Notes principal balance and are being amortized over a period of eight years. The 5.00% Notes are presented net of unamortized underwriter fees and discount of $8.7 million as of December 31, 2015. In connection with the issuance of the 5.00% Notes, we capitalized $2.6 million of debt issuance costs, which are included in Other Assets on the accompanying Consolidated Balance Sheets and amortized over a period of eight years. Unamortized debt issuance costs as of December 31, 2015 totaled $2.0 million.
5.25% Senior Notes. On December 8, 2015, we issued $300 million aggregate principal amount of our 5.25% Notes due to mature on December 15, 2023 in a private placement exempt from the registration requirements of the SEC. The 5.25% Notes and the related guarantees have not been, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. The 5.25% Notes pay interest semiannually, in arrears, in cash on each June 15 and December 15, beginning June 15, 2016. Using proceeds of certain equity offerings, the Company may redeem up to 35.0% of the 5.25% Notes prior to December 15, 2018, subject to certain conditions, at a redemption price equal to 105.25% of principal amount of the 5.25% Notes plus accrued and unpaid interest. Otherwise, the Company may redeem some or all of the 5.25% Notes prior to December 15, 2018 at a redemption price equal to 100% of the principal amount of the 5.25% Notes redeemed, plus an applicable make-whole premium, plus accrued and unpaid interest. On or after December 15, 2018, the Company may redeem some or all of the 5.25% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.25% Notes if we sell certain assets or trigger the change in control provisions defined in the 5.25% Notes indenture. The 5.25% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt.
The 5.25% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.25% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket under the terms of the 5.25% Notes is less restrictive than the Restricted Payment Basket.

Underwriters' fees totaled $3.8 million, which were recorded as a reduction of the 5.25% Notes principal balance and are being amortized over a period of eight years. The 5.25% Notes are presented net of unamortized underwriter fees of $3.7 million as of December 31, 2015. At the time of issuance of the 5.25% Notes, the Company capitalized $1.1 million of debt issuance costs, which are included in Other Assets on the accompanying Consolidated Balance Sheets and amortized over a period of eight years. Unamortized debt issuance costs as of December 31, 2015 totaled $1.1 million.
Real Estate Credit Facility. Group 1 Realty, Inc., our wholly-owned subsidiary, is party to a real estate credit facility with Bank of America, N.A. and Comerica Bank providing the right for term loans to finance real estate purchases. As of December 31, 2015, $25.0 million of term loan borrowings remained available. The term loans can be expanded provided that (a) no default or event of default exists under the Real Estate Credit Facility; (b) we obtain commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. The Real Estate Credit Facility is guaranteed by us and substantially all of our existing and future domestic subsidiaries and is secured by the relevant real property owned by us that is mortgaged under the Real Estate Credit Facility.
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
We are required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and are required to repay the aggregate amount outstanding on the maturity dates of the individual borrowings ranging from March 31, 2016 through December 8, 2018. During the year ended December 31, 2015, we made no additional borrowings and made principal payments of $3.3 million on outstanding borrowings from the Real Estate Credit Facility. As of December 31, 2015, borrowings outstanding under the Real Estate Credit Facility totaled $54.7 million, with $29.1 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
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
Other Real Estate Related and Long-Term Debt. We have entered into separate term mortgage loans in the U.S. with four of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation, Mercedes-Benz Financial Services USA, LLC, BMW Financial Services NA, LLC, and FMCC, as well as several third party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens, on the real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.00% and 4.69%, and at variable indexed rates plus a spread between 1.50% and 2.55% per annum. As of December 31, 2015, the aggregate outstanding balance under these Real Estate Notes was $241.8 million, with $13.7 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
Additionally, we have entered into separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by our U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are being repaid in monthly installments that will mature by September 2034. As of December 31, 2015, borrowings under the U.K. Notes totaled $57.1 million, with $4.5 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We have also entered into a separate term mortgage loan in Brazil with a third-party financial institution to finance the purchase and construction of dealership properties (the “Brazil Note”). The Brazil Note is secured by the Company’s Brazilian properties as purchased and/or constructed, as well as a guarantee from the Company. The Brazil Note will be repaid in monthly installments that will mature by April 2025. As of December 31, 2015, borrowings under the Brazil Note totaled $3.8 million, with $0.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We also have working capital loan agreements with third-party financial institutions in Brazil that will mature by February 2017. As of December 31, 2015, borrowings under the Brazilian third-party loans totaled $5.6 million classified as long-term debt in the accompanying Consolidated Balance Sheets.
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
In November 2015, our Board of Directors authorized a new purchase program of up to $100.0 million of our common shares, replacing any amount remaining from the November 2014 authorization. During 2015, we repurchased 1,176,908 shares at an average stock price of $82.82 per share, for a total of $97.5 million, leaving $78.2 million available for future repurchases. In February 2016, the Board of Directors approved a new authorization of $150.0 million, replacing the authorization remaining at that time. In 2014, we repurchased 537,054 shares at an average price of $68.51 per share for a total cost of $36.8 million. During 2013, we repurchased 55,655 shares at an average price of $63.82 per share for a total of $3.6 million. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility, Real Estate Credit Facility, 5.00% Senior Notes and 5.25% Senior Notes in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of December 31, 2015, the most stringent of the restricted payment baskets was under our Revolving Credit Facility and Real Estate Credit Facility (the “Restricted Payment Basket”), limiting us to $144.7 million in restricted payments. The Restricted Payment Basket will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
			(In thousands)
Floorplan notes payable	$1,518,531	$1,518,531	$—	$—	$—
Estimated interest payments on floor plan notes payable (1)	17,296	9,296	6,400	1,600	—
Long-term debt obligations (2)	1,248,521	93,240	99,830	104,129	951,322
Estimated interest payments on fixed-rate long-term debt obligations (3)	320,849	47,587	93,689	91,069	88,504
Estimated interest payments on variable-rate long-term debt obligations (4)	36,288	8,644	11,540	6,811	9,293
Capital lease obligations (5)	51,958	3,803	8,562	8,716	30,877
Estimated interest on capital lease obligations	35,619	4,857	8,727	7,267	14,768
Operating lease obligations	318,158	52,646	90,228	62,460	112,824
Estimated interest payments on interest rate risk management obligations (6)	45,821	11,768	23,398	10,380	275
Purchase commitments (7)	44,193	10,897	19,875	13,421	—
Total	$3,637,234	$1,761,269	$362,249	$305,853	$1,207,863

(1)
Calculated using the Floorplan Line balance and weighted average interest rate at December 31, 2015, and the assumption that these liabilities would be settled within 67 days, which approximates our weighted average inventory days outstanding. In addition, amounts include estimated commitment fees on the unused portion of the Floorplan Line through the term of the Revolving Credit Facility, assuming no additional Floorplan Line borrowings beyond 67 days.

(2)	Includes $41.9 million of outstanding letters of credit associated with the Acquisition Line of our Revolving Credit Facility due in 2016.

(3)	Includes our 5.00% Notes, 5.25% Notes and other real estate related debt.

(4)
Includes interest on letters of credit associated with the Acquisition Line of our Revolving Credit Facility due 2016, commitment fees on the unused portion of the Acquisition Line through the term of the Revolving Credit Facility, and estimated interest on our Foreign Notes and other real estate related debt.

(5)	Includes $51.9 million related real estate and $0.1 million of other capital leases.

(6)
Amounts represent the estimated net future settlement of our obligation to pay a fixed interest rate and receive a variable interest rate, based upon a forecasted LIBOR forward curve and the maturity date of each obligation. The estimated fair value of these obligations as of December 31, 2015 was $31.2 million.

(7)	Includes Information Technology commitments and other.
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
The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$141,047	$198,288	$52,372
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition	100,302	5,881	165,404
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	3,000	2,970	(14,953)
Adjusted net cash provided by operating activities	$244,349	$207,139	$202,823
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(284,502)	$(347,051)	$(268,654)
Change in cash paid for acquisitions, associated with floorplan notes payable	32,140	92,112	64,569
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(14,429)	(60,493)	(45,431)
Adjusted net cash used by investing activities	$(266,791)	$(315,432)	$(249,516)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by operating activities	$121,009	$171,650	$235,993
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	(121,013)	(40,470)	(169,589)
Adjusted net cash provided by (used in) financing activities	$(4)	$131,180	$66,404

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks through a program of management which includes the use of derivative instruments. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided about foreign currency exchange rates and financial instruments to which we are a party at December 31, 2015, and from which we may incur future gains or losses from changes in market interest rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of December 31, 2015, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $545.9 million and $541.3 million, respectively. Our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $297.8 million and $296.3 million, respectively, at December 31, 2015. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $100.7 million and $158.1 million as of December 31, 2015 and December 31, 2014, respectively. The fair value of such fixed interest rate borrowings was $102.4 million and $186.4 million as of December 31, 2015 and December 31, 2014, respectively.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
We use interest rate swaps to adjust our exposure to interest rate movements, when appropriate, based upon market conditions. As of December 31, 2015, we held interest rate swaps with aggregate notional amounts of $581.7 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.7%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate Real Estate Credit Facility borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of December 31, 2015, net unrealized losses, net of income taxes, totaled $19.5 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of December 31, 2015, all of our derivative contracts were determined to be effective and net unrealized losses, net of income taxes, totaled $19.5 million. As of December 31, 2015, a 100 basis-point change in the interest rates of our swaps would have resulted in a $5.5 million change to our annual interest expense. In addition to the $581.7 million of swaps in effect as of December 31, 2015, we also held 13 interest rate swaps with forward start dates between December 2016 and January 2019 and expiration dates between December 2019 and December 2021. As of December 31, 2015, the aggregate notional amount of these swaps was $650.0 million with a weighted average interest rate of 2.6%. The combination of these swaps is structured such that the notional value in effect at any given time through October 2022 does not exceed $779.7 million.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions):

	2015	2016	2017	2018	2019	2020	2021	2022
Notional amount in effect at the end of period	$582	$730	$578	$627	$325	$74	$14	$—
Weighted average interest rate during the period	2.57%	2.72%	2.59%	2.65%	2.53%	2.62%	2.19%	1.63%
As of December 31, 2015, we had $1,644.3 million of variable-rate borrowings outstanding, $54.7 million of variable-rate Real Estate Credit Facility borrowings outstanding, and $205.1 million of other variable-rate real estate related borrowings outstanding. Based on the aggregate amount of variable-rate borrowings outstanding as of December 31, 2015, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $16.4 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $10.9 million in annual interest expense based on the variable borrowings outstanding as of December 31, 2015. This interest rate sensitivity increased from 2014 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the years ended December 31, 2015 and December 31, 2014, we recognized $50.5 million and $45.1 million of interest assistance as a reduction of new vehicle cost of sales, respectively. For the past three years, the interest assistance reduction to our new vehicle cost of sales has ranged from 87.3% of our floorplan interest expense for the first quarter of 2013 to 139.9% in the third quarter of 2015. In the U.S., manufacturer’s interest assistance was 136.4% of floorplan interest expense in the fourth quarter of 2015. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers.
Foreign Currency Exchange Rates. As of December 31, 2015, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may temporarily impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in an $110.9 million decrease to our revenues for the year ended December 31, 2015. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in a $47.1 million decrease to our revenues for the year ended December 31, 2015. We believe that inflation rates over the last few years have not had a significant impact on our consolidated revenues or profitability. We do not expect inflation to have near-term material effects on the sale of our products and services on a consolidated basis; however, we cannot be sure there will be no such effect in the future. We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.
Item 8. Financial Statements and Supplementary Data
See our Consolidated Financial Statements beginning on page F-1 for the information required by this Item.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2015, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the 2013 framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered accounting firm who audited the Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting. This report, dated February 17, 2016, appears on the following page.
Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Group 1 Automotive, Inc.
We have audited Group 1 Automotive, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Group 1 Automotive, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Group 1 Automotive, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Group 1 Automotive, Inc. and subsidiaries and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
February 17, 2016

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of Group 1
The following sets forth certain information regarding our executive officers as of February 17, 2016.

Name	Age	Position	Years with Group 1	Years of Automotive Experience
Earl J. Hesterberg	62	President and Chief Executive Officer	11	41
John C. Rickel	54	Senior Vice President and Chief Financial Officer	10.5	32
Frank Grese Jr.	64	Senior Vice President of Human Resources, Training, and Operations Support	11	41
Darryl M. Burman	57	Vice President and General Counsel	9	18
Peter C. DeLongchamps	55	Vice President, Financial Services and Manufacturer Relations	11.5	33
J. Brooks O’Hara	60	Vice President, Human Resources	16	35
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
Frank Grese Jr. has served as the Senior Vice President of Human Resources, Training, and Operations Support since February 2016. Mr. Grese previously served as Regional Vice President of the West Region from January 2006 through January 2016 and as the Platform President of Group 1 Atlanta from December 2004 through December 2005. After graduating from the University of Georgia, Mr. Grese began his automotive career in the Ford Management Training Program in 1974. Following Ford, he joined Nissan where he ultimately held the position of National Dealer Advertising Manager. In 1986, Mr. Grese left the manufacturer side of the business and began working in various executive positions, including chief operating officer and district president, with large public and private dealer groups. Mr. Grese last served as Director of Dealership Operations, working extensively with underperforming stores, for a large private dealer group.
Darryl M. Burman has served as Vice President and General Counsel since December 2006. From September 2005 to December 2006, Mr. Burman was a partner and head of the corporate and securities practice in the Houston office of Epstein Becker Green Wickliff & Hall, P.C. From September 1995 until September 2005, Mr. Burman served as the head of the corporate and securities practice of Fant & Burman, L.L.P. in Houston, Texas, specializing in the acquisition of automotive dealerships. Mr. Burman currently serves as a Director of the Texas General Counsel Forum - Houston Chapter and serves on the Board of Directors of the University of South Florida Foundation and South Texas College of Law.
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
J. Brooks O’Hara has served as Vice President, Human Resources since February 2000. From 1997 until joining Group 1, Mr. O’Hara was Corporate Manager of Organizational Development at Valero Energy Corporation, an integrated refining and marketing company. Prior to joining Valero, Mr. O’Hara served for a number of years as Vice President of Administration and Human Resources at Gulf States Toyota, an independent regional distributor of new Toyota vehicles, parts and accessories. Mr. O’Hara is a certified Senior Professional in Human Resources (SPHR) and serves on the Board of the Houston Chapter of the American Red Cross. Mr. O’Hara has announced his resignation as Vice President, Human Resources effective March 31, 2016, and will continue in the employ of the company as Director, Special Projects.
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
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement prepared in connection with the 2016 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2015.
Item 11. Executive Compensation
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement prepared in connection with the 2016 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement prepared in connection with the 2016 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2015.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement prepared in connection with the 2016 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2015.
Item 14. Principal Accounting Fees and Services
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement prepared in connection with the 2016 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2015.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of February, 2016.

Group 1 Automotive, Inc.

By:	/s/ Earl J. Hesterberg
Earl J. Hesterberg
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 17th day of February, 2016.

Signature	Title

/s/ Earl J. Hesterberg	President and Chief Executive Officer and Director
Earl J. Hesterberg	(Principal Executive Officer)

/s/ John C. Rickel	Senior Vice President and Chief Financial Officer
John C. Rickel	(Principal Financial and Accounting Officer)

/s/ John L. Adams	Chairman and Director
John L. Adams

/s/ Doyle L. Arnold	Director
Doyle L. Arnold

/s/ Lincoln da Cunha Pereira Filho	Director
Lincoln da Cunha Pereira Filho

/s/ Stephen D. Quinn	Director
Stephen D. Quinn

/s/ J. Terry Strange	Director
J. Terry Strange

/s/ Max P. Watson, Jr.	Director
Max P. Watson, Jr.

/s/ MaryAnn Wright	Director
MaryAnn Wright

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
Group 1 Automotive, Inc. and Subsidiaries — Consolidated Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Group 1 Automotive, Inc.
We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2015, and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group 1 Automotive, Inc. and subsidiaries at December 31, 2015, and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Group 1 Automotive, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
February 17, 2016

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,037	$40,975
Contracts-in-transit and vehicle receivables, net	252,438	237,448
Accounts and notes receivable, net	157,768	151,330
Inventories, net	1,737,751	1,556,705
Deferred income taxes	14,109	11,062
Prepaid expenses and other current assets	27,852	37,699
Total current assets	2,202,955	2,035,219
PROPERTY AND EQUIPMENT, net	1,033,981	950,388
GOODWILL	854,915	830,377
INTANGIBLE FRANCHISE RIGHTS	307,588	303,947
OTHER ASSETS	15,490	21,561
Total assets	$4,414,929	$4,141,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$1,265,719	$1,143,246
Offset account related to floorplan notes payable - credit facility	(110,759)	(39,616)
Floorplan notes payable — manufacturer affiliates	389,071	307,656
Offset account related to floorplan notes payable - manufacturer affiliates	(25,500)	(22,500)
Current maturities of long-term debt and short-term financing	55,193	72,630
Accounts payable	280,423	288,320
Accrued expenses	185,323	172,463
Total current liabilities	2,039,470	1,922,199
LONG-TERM DEBT, net of current maturities	1,203,436	1,008,837
DEFERRED INCOME TAXES	150,753	141,239
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	31,153	25,311
OTHER LIABILITIES	71,865	65,896
COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,706 and 25,724 issued, respectively	257	257
Additional paid-in capital	291,092	286,854
Retained earnings	926,169	852,057
Accumulated other comprehensive loss	(137,984)	(81,984)
Treasury stock, at cost; 2,291 and 1,385 shares, respectively	(161,282)	(79,174)
Total stockholders’ equity	918,252	978,010
Total liabilities and stockholders’ equity	$4,414,929	$4,141,492

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$6,001,306	$5,741,619	$5,224,921
Used vehicle retail sales	2,638,969	2,324,868	2,039,428
Used vehicle wholesale sales	397,251	379,143	332,185
Parts and service sales	1,186,193	1,125,694	1,010,685
Finance, insurance and other, net	408,786	366,565	311,362
Total revenues	10,632,505	9,937,889	8,918,581
COST OF SALES:
New vehicle retail sales	5,695,829	5,430,402	4,935,046
Used vehicle retail sales	2,459,499	2,151,346	1,878,549
Used vehicle wholesale sales	399,171	376,824	332,380
Parts and service sales	544,034	531,379	480,060
Total cost of sales	9,098,533	8,489,951	7,626,035
GROSS PROFIT	1,533,972	1,447,938	1,292,546
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,120,833	1,061,964	976,856
DEPRECIATION AND AMORTIZATION EXPENSE	47,239	42,344	35,826
ASSET IMPAIRMENTS	87,562	41,520	6,542
INCOME FROM OPERATIONS	278,338	302,110	273,322
OTHER EXPENSE:
Floorplan interest expense	(39,264)	(41,614)	(41,667)
Other interest expense, net	(56,903)	(49,693)	(38,971)
Other expense, net	—	—	(789)
Loss on extinguishment of long-term debt	—	(46,403)	—
INCOME BEFORE INCOME TAXES	182,171	164,400	191,895
PROVISION FOR INCOME TAXES	(88,172)	(71,396)	(77,903)
NET INCOME	$93,999	$93,004	$113,992
BASIC EARNINGS PER SHARE	$3.91	$3.82	$4.72
Weighted average common shares outstanding	23,148	23,380	23,096
DILUTED EARNINGS PER SHARE	$3.90	$3.60	$4.32
Weighted average common shares outstanding	23,152	24,885	25,314
CASH DIVIDENDS PER COMMON SHARE	$0.83	$0.70	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
NET INCOME	$93,999	$93,004	$113,992
OTHER COMPREHENSIVE LOSS:
Unrealized loss on foreign currency translation	(54,457)	(27,426)	(31,701)
Realized gain on foreign currency translation associated with disposition of foreign subsidiaries	—	1,178	—
Net unrealized loss on foreign currency translation	(54,457)	(26,248)	(31,701)
Net unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of $5,914, $6,692, and ($3,667), respectively	(9,856)	(11,153)	6,112
Reclassification adjustment for loss included in interest expense, net of tax provision of $4,987, $4,256 and $4,182 respectively	8,313	7,094	6,969
Net unrealized (loss) gain on interest rate swaps, net of tax	(1,543)	(4,059)	13,081
OTHER COMPREHENSIVE LOSS, NET OF TAXES	(56,000)	(30,307)	(18,620)
COMPREHENSIVE INCOME	$37,999	$62,697	$95,372

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
	(In thousands)
BALANCE, December 31, 2012	25,836	$258	$332,836	$677,864	$(33,057)	$(117,617)	$860,284
Net income	—	—	—	113,992	—	—	113,992
Other comprehensive loss, net	—	—	—	—	(18,620)	—	(18,620)
Purchases of treasury stock			—	—	—	(3,554)	(3,554)
Treasury stock used in acquisition	—	—	27,689	—	—	52,709	80,398
Temporary equity adjustment related to 3.00% convertible notes	—	—	3,411	—	—	—	3,411
Net issuance of treasury shares to employee stock compensation plans	(90)	(1)	(12,137)	—	—	10,315	(1,823)
Stock-based compensation, including tax effect of $2,993	—	—	16,842	—	—	—	16,842
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(15,755)	—	—	(15,755)
BALANCE, December 31, 2013	25,746	257	368,641	776,101	(51,677)	(58,147)	1,035,175
Net income	—	—	—	93,004	—	—	93,004
Other comprehensive loss, net	—	—	—	—	(30,307)	—	(30,307)
Purchases of treasury stock	—	—	—	—	—	(36,802)	(36,802)
Net temporary equity adjustment related to 3.00% and 2.25% Convertible Notes	—	—	(14,163)	—	—	—	(14,163)
Repurchase of equity component of 3.00% Convertible Notes	—	—	(118,044)	—	—	—	(118,044)
Call/Warrant equity settlement on 3.00% Convertible Notes repurchase	—	—	32,641	—	—	—	32,641
Conversion of equity component of 2.25% Convertible Notes	—	—	(20,789)	—	—	36,860	16,071
Call/Warrant equity settlement on 2.25% Convertible Notes conversion	—	—	33,772	—	—	(33,772)	—
Net issuance of treasury shares to employee stock compensation plans	(22)	—	(13,008)	—	—	12,687	(321)
Stock-based compensation, including tax effect of $1,841	—	—	17,804	—	—	—	17,804
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(17,048)	—	—	(17,048)
BALANCE, December 31, 2014	25,724	257	286,854	852,057	(81,984)	(79,174)	978,010
Net income	—	—	—	93,999	—	—	93,999
Other comprehensive loss, net	—	—	—	—	(56,000)	—	(56,000)
Purchases of treasury stock	—	—	—	—	—	(99,015)	(99,015)
Net issuance of treasury shares to employee stock compensation plans	(18)	—	(16,701)	—	—	16,907	206
Stock-based compensation, including tax effect of $2,142	—	—	20,939	—	—	—	20,939
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(19,887)	—	—	(19,887)
BALANCE, December 31, 2015	25,706	$257	$291,092	$926,169	$(137,984)	$(161,282)	$918,252

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,999	$93,004	$113,992
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47,239	42,344	35,826
Deferred income taxes	11,884	12,319	22,412
Asset impairments	87,562	41,520	6,542
Stock-based compensation	18,851	16,012	13,899
Amortization of debt discount and issue costs	3,652	10,559	13,888
Loss on 3.00% Convertibles Notes repurchase	—	29,478	—
Loss on 2.25% Convertible Notes conversion and redemption	—	16,925	—
Gain on disposition of assets	(9,719)	(15,994)	(11,043)
Tax effect from excess stock-based compensation	(2,142)	(1,841)	(2,993)
Other	3,334	4,686	3,665
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	25,108	37,344	41,144
Accounts and notes receivable	(17,887)	(20,179)	(9,489)
Inventories	(186,634)	27,339	(241,871)
Contracts-in-transit and vehicle receivables	(17,944)	(10,530)	(18,974)
Prepaid expenses and other assets	(3,153)	(5,385)	1,941
Floorplan notes payable — manufacturer affiliates	87,516	(78,822)	83,203
Deferred revenues	(619)	(491)	230
Net cash provided by operating activities	141,047	198,288	52,372
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(212,252)	(336,551)	(269,860)
Proceeds from disposition of franchises, property and equipment	41,581	144,597	102,186
Purchases of property and equipment, including real estate	(120,252)	(150,392)	(102,858)
Other	6,421	(4,705)	1,878
Net cash used in investing activities	(284,502)	(347,051)	(268,654)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	7,557,237	7,832,014	6,379,328
Repayments on credit facility — floorplan line and other	(7,504,516)	(7,802,719)	(6,153,677)
Borrowings on credit facility — acquisition line	489,548	389,368	60,000
Repayments on credit facility — acquisition line	(557,696)	(379,681)	—
Borrowings on real estate credit facility	—	200	19,640
Principal payments on real estate credit facility	(3,340)	(9,917)	(8,597)
Net borrowings on 5.00% Senior Unsecured Notes	—	539,600	—
Net borrowings on 5.25% Senior Unsecured Notes	296,250	—	—
Debt issue costs	(788)	(1,881)	—
Repurchase of 3.00% Convertible Notes	—	(260,074)	—
Proceeds from Call/Warrant Unwind related to 3.00% Convertible Notes	—	32,697	—
Conversion and redemption of 2.25% Convertible Notes	—	(182,756)	—
Borrowings on other debt	59,855	91,137	10,289
Principal payments on other debt	(63,769)	(85,905)	(71,170)
Borrowings on debt related to real estate	32,026	111,979	55,345
Principal payments on debt related to real estate loans	(68,739)	(50,033)	(36,978)
Issuance of common stock to benefit plans, net	214	(321)	(1,822)
Repurchases of common stock, amounts based on settlement date	(97,473)	(36,802)	(3,553)
Tax effect from stock-based compensation	2,142	1,841	2,993
Dividends paid	(19,942)	(17,097)	(15,805)
Net cash provided by financing activities	121,009	171,650	235,993
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,492)	(2,127)	(4,146)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,938)	20,760	15,565
CASH AND CASH EQUIVALENTS, beginning of period	40,975	20,215	4,650
CASH AND CASH EQUIVALENTS, end of period	$13,037	$40,975	$20,215
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable and accrued expenses	$32,720	$21,166	$11,155
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ANNUAL FINANCIAL INFORMATION
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry with business activities in 14 states in the United States of America (“U.S.”), 15 towns in the United Kingdom (“U.K.”), and three states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the “Company” in these Notes to Consolidated Financial Statements. The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.
As of December 31, 2015, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (39 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, and South Carolina), and (b) the West (77 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). The U.S. regional vice presidents report directly to the Company’s Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. In addition, as of December 31, 2015, the Company had two international regions: (a) the U.K. region, which consisted of 17 dealerships in the U.K. and (b) the Brazil region, which consisted of 19 dealerships in Brazil. The operations of the Company’s international regions are structured similarly to the U.S. regions, each with a regional vice president reporting directly to the Company’s Chief Executive Officer.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
Use of Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Management analyzes the Company’s estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances; however, actual results could differ from such estimates. The significant estimates made by management in the accompanying Consolidated Financial Statements relate to inventory market adjustments, reserves for future chargebacks on finance and vehicle service contract fees, self-insured property/casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangible franchise rights, and reserves for potential litigation.
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
Revenue Recognition
Revenues from vehicle sales, parts sales and vehicle service are recognized upon completion of the sale or service and delivery to the customer. Conditions to completing a sale entail having an agreement with the customer, including pricing, and having a reasonable expectation that the sales price will be collected. The Company includes revenues from its collision center operations in parts and services sales.
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
The Company arranges financing for customers through various institutions and receives financing fees based on the difference between the loan rates charged to customers and wholesale financing rates set by the financing institution. In addition, the Company receives fees from the sale of insurance and vehicle service contracts to customers. Further, through agreements with certain vehicle service contract administrators, the Company earns volume incentive rebates and interest

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income on reserves, as well as participates in the underwriting profits of the products. The Company may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. Revenues from these fees are recorded at the time of the sale of the vehicles, and a reserve for future amounts estimated to be charged back is recorded based on the Company’s historical chargeback results and the termination provisions of the applicable contracts. While chargeback results vary depending on the type of contract sold, a 10% increase in the historical chargeback results used in determining estimates of future amounts that might be charged back would have increased the reserve at December 31, 2015 by $3.3 million.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase. As of December 31, 2015 and 2014, cash and cash equivalents excluded $136.3 million and $62.1 million, respectively, of immediately available funds used to pay down the Floorplan Line of the Revolving Credit Facility and the FMCC Facility (as defined in Note 11, “Credit Facilities”), which are the Company’s primary vehicles for the short-term investment of excess cash. These amounts are reflected in the Company’s Consolidated Balance Sheets as the offset accounts related to Floorplan Notes Payable - Credit Facility and Floorplan Notes Payable - Manufacturer Affiliates.
Contracts-in-Transit and Vehicle Receivables
Contracts-in-transit and vehicle receivables consist primarily of amounts due from financing institutions on retail finance contracts from vehicle sales and dealer incentives due from manufacturers. Also included are amounts receivable from vehicle wholesale sales.
Inventories
New, used and demonstrator vehicle inventories are carried at the lower of specific cost or market and are removed from inventory using the specific identification method in the Consolidated Balance Sheets. Parts and accessories inventories are valued at lower of cost (determined on a first-in, first-out basis) or market in the Consolidated Balance Sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. Additionally, the Company receives interest assistance from some of the automobile manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the Company’s Consolidated Balance Sheets and as a reduction to cost of sales in its Statements of Operations as the vehicles are sold. At December 31, 2015 and 2014, inventory cost had been reduced by $10.3 million and $8.8 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales was reduced by $50.5 million, $45.1 million and $38.5 million for interest assistance received related to vehicles sold for the years ended December 31, 2015, 2014 and 2013, respectively. The assistance over the past three years has ranged from approximately 87.3% of the Company’s quarterly floorplan interest expense in the first quarter of 2013 to 139.9% for the third quarter of 2015.
As the market value of inventory typically declines over time, the Company establishes new and used vehicle reserves based on its historical loss experience and management’s considerations of current market trends. These reserves are charged to cost of sales and reduce the carrying value of inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which the Company operates is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via the Company’s used vehicle management software and the industry expertise of the responsible used vehicle manager. Valuation risk is partially mitigated by the speed at which the Company turns this inventory. At December 31, 2015, the Company’s used vehicle days’ supply was 33 days.
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
The Company uses a combination of the discounted cash flow, or income approach (80% weighted), and the market approach (20% weighted) to determine the fair value of the Company’s reporting units. Included in the discounted cash flow are assumptions regarding revenue growth rates, future gross margins, future selling, general and administrative expenses (“SG&A”) and an estimated weighted average cost of capital (“WACC”). The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Specifically, with regard to the valuation assumptions utilized in the income approach for the U.S. (which represents the Company’s largest two reporting units) as of October 31, 2015, the Company based its analysis on an estimate of industry sales of 17.8 million units in 2016 increasing at 1.0% in 2017 and 2018. For the market approach, the Company utilizes recent market multiples of guideline companies for both revenue and pretax net income weighted as appropriate by reporting unit. Each of these assumptions requires the Company to use its knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for its operations. If any one of the above assumptions change or fails to materialize, the resulting decline in the estimated fair value could result in a material, non-cash impairment charge to the goodwill associated with the reporting unit(s). See Note 15, “Asset Impairments,” and Note 16, “Intangible Franchise Rights and Goodwill,” for additional details regarding the Company’s goodwill.
Intangible Franchise Rights
The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, for agreements that do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost, based on the history with the manufacturer. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2015 and 2014 in the accompanying Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets. In accordance with guidance primarily codified within Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, the Company evaluates these franchise rights for impairment annually in the fourth quarter, based on the carrying values of the Company’s individual dealerships as of October 31st, or more frequently if events or circumstances indicate possible impairment has occurred.
In performing its impairment assessments, the Company tests the carrying value of each individual franchise right that was recorded by using a direct value method discounted cash flow model, or income approach, specifically the excess earnings method. Included in this analysis are assumptions, at a dealership level, regarding the cash flows directly attributable to the franchise rights, revenue growth rates, future gross margins and future SG&A expenses. Using an estimated WACC, estimated residual values at the end of the forecast period and estimated future capital expenditure requirements, the Company calculates

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of each dealership’s franchise rights. See Note 15, “Asset Impairments,” and Note 16, “Intangible Franchise Rights and Goodwill,” for additional details regarding the Company’s intangible franchise rights.
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
The Company has recognized deferred tax assets, net of valuation allowances, that it believes will be realized, based primarily on the assumption of future taxable income. As it relates to state net operating losses, as well as net operating losses and goodwill for certain Brazil subsidiaries, a corresponding valuation allowance has been established to the extent that the Company has determined that net income attributable to certain jurisdictions will not be sufficient to realize the benefit.
Fair Value of Financial Assets and Liabilities
The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, credit facilities and variable-rate long-term debt approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. However, the carrying value of the Company’s fixed-rate long-term debt differs from fair value. As of December 31, 2015, the Company’s 5.00% Senior Notes had a carrying value of $541.3 million, and a fair value of $545.9 million. The Company’s 5.25% Senior Notes had a carrying value of $296.3 million and a fair value of $297.8 million at December 31, 2015. Of the $311.6 million and $358.3 million of other real estate related and long-term debt as of December 31, 2015 and December 31, 2014, respectively, $100.7 million and $158.1 million represented fixed interest rate borrowings. The fair value of such fixed interest rate borrowings was $102.4 million and $186.4 million as of December 31, 2015 and December 31, 2014, respectively.
For discussion on the fair value of the Company’s interest rate swaps, refer to “Derivative Financial Instruments” below.
Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations
The fair values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of property and equipment and intangible franchise rights, with the remaining amounts attributable to goodwill, if any. The Company utilizes third-party experts to determine the fair values of property and equipment purchased, including real estate, and utilizes its fair value model as discussed under “Intangible Franchise Rights” above, supplemented with assistance from third-party experts, to determine the fair value of intangible franchise rights acquired.
Derivative Financial Instruments
One of the Company’s primary market risk exposures is increasing interest rates. Interest rate derivatives, designated as cash flow hedges, are used to adjust interest rate exposures when appropriate based on market conditions.
The Company follows the requirements of guidance primarily codified within ASC 815, Derivatives and Hedging (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires the Company to recognize all cash flow hedges on its balance sheet at fair value. The related gains or losses on these interest rate derivatives are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the Company’s accompanying Consolidated Statements of Operations. All of the Company’s interest rate hedges were designated as cash flow hedges and were deemed to be effective at December 31, 2015, 2014 and 2013.
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
The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Accordingly, the Company has classified the derivatives within Level 2 of the ASC 820 hierarchy framework in Note 13, “Fair Value Measurements.” The Company validates the outputs of its valuation technique by comparison to valuations from the respective counterparties. See Note 4, “Derivative Instruments and Risk Management Activities,” and Note 13, “Fair Value Measurements,” for further details regarding the Company’s derivative financial instruments and fair value measurements.
Foreign Currency Translation
The functional currency for the Company’s U.K. subsidiaries is the British pound sterling (£) and of the Company’s Brazil subsidiaries is the Brazilian real. The financial statements of all the Company’s foreign subsidiaries have been translated into U.S. dollars. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The difference in the U.S. dollar results that arise from the translation of all assets and liabilities are included in the cumulative currency translation adjustments in accumulated other comprehensive income/loss in stockholders’ equity and in other income/expense, when applicable. Upon disposition of the Company’s investment in a foreign subsidiary, the Company removes the accumulated translation adjustment attributable to that subsidiary from equity and recognizes as a part of the gain or loss on the disposition transaction.
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
Earnings Per Share
The Company utilizes the two-class method for the computation of earnings per share (“EPS”). The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents. The Company’s restricted stock awards qualify as participating securities as each contain non-forfeitable rights to dividends. Income allocated to these participating securities is excluded from net earnings available to common shares. Basic EPS is computed by dividing net income available to basic common shares by the weighted average number of basic common shares outstanding during the period. Diluted EPS is computed by dividing net income available to diluted common shares by the weighted average number of dilutive common shares outstanding during the period.
Advertising
The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2015, 2014, and 2013, totaled $74.6 million, $73.8 million and $59.0 million, respectively. Additionally, the Company receives advertising assistance from some of the automobile manufacturers that the Company must spend on qualified advertising and is subject to audit and chargeback by the manufacturer. The assistance is accounted for as a reduction of advertising expense, which is included in SG&A expenses in the accompanying Consolidated Statements of Operations, as the assistance is earned. Amounts related to vehicles still in inventory as of the balance sheet date are reflected in accrued expenses.
Advertising expense has been reduced by $17.3 million, $16.6 million and $24.1 million for advertising assistance earned related to vehicles sold for the years ended December 31, 2015, 2014, and 2013, respectively.
Business and Credit Risk Concentrations
The Company owns and operates franchised automotive dealerships in the U.S., the U.K. and Brazil. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturers or distributors with considerable influence over the operations of the dealership. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the dealerships with an adequate supply of vehicles. For the year ended December 31, 2015, Toyota (including Lexus, Scion and Toyota brands), BMW (including MINI and BMW brands), Ford (including Ford and Lincoln brands), Honda (including Acura and Honda brands), Nissan, General Motors (including Chevrolet, GMC, Buick, and Cadillac brands), Volkswagen (including Audi, Porsche, and Volkswagen brands), Hyundai (including Hyundai and Kia brands), FCA US (formerly Chrysler) (including Chrysler, Dodge, RAM and Jeep brands), and Daimler (including Mercedes-Benz, smart and Sprinter brands), accounted for 26.4%, 11.6%, 11.4%, 10.9%, 8.3%, 7.6%, 6.9%, 5.8%, 4.6%, and 4.3% of the Company’s new vehicle sales volume, respectively. No other manufacturer accounted for more than 2.2% of the Company’s total new vehicle sales volume in 2015. Through the use of an open account, the Company purchases and returns parts and accessories from/to the manufacturers and receives reimbursement for rebates, incentives and other earned credits. As of December 31, 2015, the Company was due $93.2 million from various manufacturers (see Note 8, “Accounts and Notes Receivable”). Receivable balances from General Motors, Toyota, BMW, Daimler, Ford, Volkswagen, Nissan, Hyundai, Honda, and FCA US (formerly Chrysler) represented 16.5%, 16.3%, 14.8%, 13.0%, 10.0%, 8.5%, 6.7%, 4.6%, 4.2%, and 2.5%, respectively, of this total balance due from manufacturers.
Statements of Cash Flows
With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft the Company’s credit facilities directly with no cash flow to or from the Company. With respect to borrowings for used vehicle financing in the U.S., the Company finances up to 80% of the value of the used vehicle inventory and the funds flow directly to the Company from the lender. In the U.K., the Company chooses which used vehicles to finance and the borrowings flow directly to the Company from the lender. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to manufacturer affiliated lenders participating in the Company’s syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. In addition, all borrowings from, and repayments to, the syndicated lending group under the Revolving Credit Facility (as defined in Note 11, “Credit Facilities”) (including the cash flows from or to manufacturer affiliated lenders participating in the facility) and borrowing from, and repayments to, the Company’s other credit facilities are presented within Cash Flows from Financing Activities.
Cash paid for interest, including the monthly settlement of the Company’s interest rate derivatives, was $92.0 million, $80.2 million and $66.2 million in 2015, 2014 and 2013, respectively. Cash paid for taxes, net of refunds, was $74.8 million, $62.3 million and $49.0 million in 2015, 2014 and 2013, respectively.
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
Business Segment Information
The Company, through its regions, conducts business in the automotive retailing industry, including selling new and used cars and light trucks, arranging related vehicle financing, selling service and insurance contracts, providing automotive maintenance and repair services and selling vehicle parts. The Company has three reportable segments: the U.S., which includes the activities of the Company’s corporate office, the U.K., and Brazil. The reportable segments are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by its chief operating decision maker to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer. See Note 20, “Segment Information,” for additional details regarding the Company’s reportable segments.
Self-Insured Medical, Property and Casualty Reserves
The Company purchases insurance policies for worker’s compensation, liability, auto physical damage, property, pollution, employee medical benefits and other risks consisting of large deductibles and/or self-insured retentions.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At least annually, the Company engages a third-party actuary to conduct a study of the exposures under the self-insured portion of its worker’s compensation and general liability insurance programs in the U.S. for all open policy years. In the interim, the Company reviews the estimates within the study and monitors actual experience for unusual variances. The appropriate adjustments are made to the accrual, based upon these procedures. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence the Company’s reserve for claims and its financial position, results of operations and cash flows. A 10% increase in the actuarially determined estimate of aggregate future losses would have increased the reserve for these losses at December 31, 2015, by $2.1 million.
The Company’s U.S. auto physical damage insurance coverage is limited and contains two layers of coverage. The first layer is composed of a $10.0 million per occurrence company deductible with an annual maximum aggregate deductible of $30.0 million with no maximum payout. The secondary policy provides for an additional $10.0 million, maximum, in annual loss coverage after the Company has either incurred $20.0 million in company-paid deductibles related to hail loss, or incurred $5.0 million in company-paid deductibles related to any weather event other than hail.
For policy years ended prior to October 31, 2005, the Company’s U.S. workers’ compensation and general liability insurance coverage included aggregate retention (stop loss) limits in addition to a per claim deductible limit (“Stop Loss Plans”). Due to historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits described above was deemed remote, and as such, the Company elected not to purchase this stop loss coverage for the policy year beginning November 1, 2005 and for each subsequent year (“No Stop Loss Plans”). The Company’s exposure per claim under the No Stop Loss Plans is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that may be incurred. As of December 31, 2015, the Company has accrued $0.3 million and $20.3 million for its Stop Loss and No Stop Loss plans, respectively. The Company’s maximum potential exposure under its worker’s compensation and general liability Stop Loss Plans totaled $34.9 million at December 31, 2015, before consideration of amounts previously paid or accruals recorded related to the Company’s loss projections. After consideration of the amounts paid or accrued, the remaining potential loss exposure under the Stop Loss Plans totaled $13.9 million at December 31, 2015.
Variable Interest Entity
In 2013, the Company entered into arrangements to provide a related-party entity, which owns and operates retail automotive dealerships, a fixed-interest-rate working capital loan and various administrative services for a variable fee, both of which constitute variable interests in the entity. The Company’s exposure to loss as a result of its involvement in the entity includes the balance outstanding under the loan arrangement. The Company holds an 8% equity ownership interest in the entity. The Company has determined that the entity meets the criteria of a variable interest entity (“VIE”). The terms of the loan and services agreements provide the Company with the right to control the activities of the VIE that most significantly impact the VIE’s economic performance, the obligation to absorb potentially significant losses of the VIE and the right to receive potentially significant benefits from the VIE. Accordingly, the Company qualifies as the VIE’s primary beneficiary and consolidated the assets and liabilities of the VIE as of December 31, 2015 and 2014, as well as the results of operations of the VIE beginning on the effective date of the variable interests arrangements to December 31, 2013. The floorplan notes payable liability of the VIE is securitized by the new and used vehicle inventory of the VIE. The carrying amounts and classification of assets (which can only be used to settle the liabilities of the VIE) and liabilities (for which creditors do not have recourse to the general credit of the Company) included in the Company’s consolidated statements of financial position for the consolidated VIE is as follows (in thousands):

	December 31, 2015	December 31, 2014
Current assets	$12,849	$19,049
Non-current assets	11,022	31,783
Total assets	$23,871	$50,832
Current liabilities	$8,257	$16,374
Non-current liabilities	17,064	15,955
Total liabilities	$25,321	$32,329
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), that amends the accounting guidance on revenue recognition. The amendments in this ASU are intended to provide a framework for addressing revenue issues, improve comparability of revenue r

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ecognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the method of adoption and the impact the provisions of the ASU will have on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The amendments in the accounting standard require debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The amendments in this ASU are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015. Adoption of this ASU will not materially impact the Company’s financial statements.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes that clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as non-current amounts. The new guidance supersedes ASC 740-10-45-5 which required the valuation allowance for a particular tax jurisdiction be allocated between current and non-current deferred tax assets for that tax jurisdiction on a pro rata basis. The new standard will become effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the timing of adoption, however the adoption of this update is not expected to have a material impact on its financial statements.
3. ACQUISITIONS AND DISPOSITIONS
During the twelve months ended December 31, 2015, the Company acquired three U.S. dealerships, sold two U.S. dealerships and terminated one U.S. dealership franchise. The Company also terminated two franchises in Brazil. As a result of these dispositions, a net pre-tax gain of $8.2 million was recognized for the twelve months ended December 31, 2015.
During 2014, the Company acquired seven dealerships and was granted two franchises in the U.S. and also acquired one dealership and opened one dealership for an awarded franchise in Brazil. In addition, the Company acquired three dealerships in the U.K. (collectively, the “2014 Acquisitions”). Aggregate consideration paid for these acquisitions totaled $336.6 million, including associated real estate and new vehicle inventory. The U.S. vehicle inventory associated with the acquisitions was subsequently financed through borrowings under the Company's FMCC Facility and the Floorplan Line (each as defined in Note 11, “Credit Facilities”), and the Brazil vehicle inventory associated with the acquisitions was subsequently financed through individual manufacturer captive finance companies. The purchase prices for the 2014 Acquisitions have been allocated as set forth below based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. Goodwill associated with the acquisitions was assigned to the U.S., U.K. and Brazil reportable segments in the amounts of $103.8 million, $18.7 million and zero, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of Acquisition Date
(In thousands)
Inventory	$132,180
Other current assets	6,601
Property and equipment	78,562
Goodwill & intangible franchise rights	185,307
Deferred tax asset	7,063
Total assets	$409,713
Current liabilities	$59,912
Long-term debt	13,250
Total liabilities	$73,162
The intangible franchise rights are expected to continue for an indefinite period, therefore these rights are not amortized. These intangible assets will be evaluated on an annual basis in accordance with Accounting Standards Codification (“ASC”) 350. Goodwill represents the excess of consideration paid compared to the fair value of net assets received in the acquisitions. The goodwill associated with the 2014 Acquisitions relative to the U.S. reportable segment is deductible for tax purposes; however, the goodwill associated with the 2014 Acquisitions relative to the U.K. reportable segment is not currently deductible for tax purposes.
During the year ended December 31, 2014, the Company disposed of seven dealerships and one franchise in the U.S. and three dealerships in Brazil. As a result of these dispositions including the associated real estate, a pre-tax net gain of $13.3 million was recognized for the year ended December 31, 2014. Aggregate consideration received for these dealerships totaled $144.6 million.
In February 2013, the Company purchased all of the outstanding stock of UAB Motors. At the time of acquisition, UAB Motors consisted of 18 dealerships and 22 franchises in Brazil, as well as five collision centers. In conjunction with the acquisition, the Company incurred $6.5 million of costs, primarily related to professional services associated with the Brazil transaction. The Company included these costs in SG&A in the Consolidated Statement of Operations for the year ended December 31, 2013. As discussed in Note 2, “Summary of Significant Accounting Policies and Estimates,” in connection with this acquisition, the Company entered into arrangements that are variable interests in a VIE. The Company qualifies as the primary beneficiary of the VIE. The consolidation of the VIE into the financial statements of the Company was accounted for as a business combination. In addition, during 2013, the Company acquired certain assets of four dealerships in the U.K. and nine dealerships in the U.S. (collectively, the “2013 Acquisitions”).
Aggregate consideration paid for the 2013 Acquisitions totaled $350.2 million, including $269.9 million of cash and 1.39 million shares of the Company’s common stock. The consideration included amounts paid for vehicle inventory, parts inventory, equipment, and furniture and fixtures, as well as the purchase of some of the associated real estate. The vehicle inventory acquired in the U.K. acquisitions was subsequently financed through borrowings under the Company’s credit facility with Volkswagen Finance and the vehicle inventory acquired in the U.S. acquisitions was subsequently financed through borrowings under the Company’s FMCC Facility and the Floorplan Line, (each as defined in Note 11, “Credit Facilities”). The Company assumed, in conjunction with the Brazil acquisitions, the arrangements through individual manufacturer captive finance companies used to finance vehicle inventory and also assumed debt in conjunction with certain of the acquisitions, of which $65.1 million was contemporaneously extinguished. In conjunction with the debt extinguishment, the Company recognized a loss of $0.8 million that is included in other expense, net on the Consolidated Statement of Operations for the year ended December 31, 2013. The purchase prices for the 2013 Acquisitions have been allocated as set forth below based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. Goodwill associated with the acquisitions was assigned to the U.S., U.K. and Brazil reportable segments in the amounts of $56.2 million, $1.5 million and $129.4 million, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of Acquisition Date
(In thousands)
Current assets	$26,884
Inventory	164,655
Property and equipment	72,328
Goodwill & intangible franchise rights	305,876
Other assets	864
Total assets	$570,607
Current liabilities	$123,025
Deferred income taxes	28,738
Long-term debt	68,639
Total liabilities	$220,402
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
As of December 31, 2015 and December 31, 2014, the Company held interest rate swaps in effect of $581.7 million and $563.0 million, respectively, in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.7% and 2.5%, respectively. Of the $581.7 million in notional value of swaps in effect as of December 31, 2015, $244.6 million became effective during the year ended December 31, 2015. These interest rate swaps expire as follows: $151.6 million in 2016, $251.6 million in 2017, $151.6 million in 2018, $1.6 million in 2019, $1.6 million in 2020, $9.9 million in 2021 and $13.7 million in 2022. For the years ended December 31, 2015, 2014 and 2013, respectively, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $11.5 million, $9.8 million, and $9.9 million. Total floorplan interest expense was $39.3 million, $41.6 million, and $41.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
In addition to the $581.7 million of swaps in effect as of December 31, 2015, the Company held 13 additional interest rate swaps with forward start dates between December 2016 and January 2019 and expiration dates between December 2019 and December 2021. As of December 31, 2015, the aggregate notional value of these 13 forward-starting swaps was $650.0 million, and the weighted average interest rate was 2.6%. Of the $650.0 million in notional value of forward-starting swaps, $100.0 million was added in the year ended December 31, 2015. The combination of the interest rate swaps currently in effect and these forward-starting swaps is structured such that the notional value in effect at any given time through October 2022 does not exceed $779.7 million, which is less than the Company’s expectation for variable rate debt outstanding during such period.
As of December 31, 2015 and December 31, 2014, the Company reflected liabilities from interest rate risk management activities of $31.2 million and $28.7 million, respectively, in its Consolidated Balance Sheets. Included in Accumulated Other Comprehensive Loss at December 31, 2015, 2014 and 2013, were accumulated unrealized losses, net of income taxes, totaling $19.5 million, $17.9 million, and $13.9 million, respectively, related to these interest rate swaps. As of December 31, 2015 and 2014, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014, or 2013, respectively. The following table presents the impact during the current and comparative prior year periods for the Company’s derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Gain (Loss), Net of Tax, Recognized in OCI
	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Derivatives in Cash Flow Hedging Relationship
Interest rate swap contracts	$(9,856)	$(11,153)	$6,112

	Amount of Loss Reclassified from OCI into Statement of Operations
	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Location of Loss Reclassified from OCI into Statements of Operations
Floorplan interest expense	$(11,486)	$(9,837)	$(9,938)
Other interest expense	(1,814)	(1,513)	(1,213)
The amount expected to be reclassified out of other comprehensive income (loss) into earnings as additional floorplan interest expense or other interest expense in the next twelve months is $11.8 million.
5. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2014 Long Term Incentive Plan (the "Incentive Plan"), as well as to employees pursuant to its Employee Stock Purchase Plan, as amended (the "Purchase Plan", formerly named the 1998 Employee Stock Purchase Plan).
Long Term Incentive Plan
The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2015, there were 1,454,675 shares available for issuance under the Incentive Plan.
Restricted Stock Awards
Under the Incentive Plan, the Company grants to non-employee directors and certain employees restricted stock awards or, at their election, restricted stock units at no cost to the recipient. Restricted stock awards qualify as participating securities as each award contains non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 6, “Earnings Per Share,” for further details. Restricted stock awards are considered outstanding at the date of grant but are subject to vesting periods upon issuance up to five years. Restricted stock units are considered vested at the time of issuance, however, since they cannot vote, they are not considered outstanding when issued. Restricted stock units settle in cash upon the termination of the grantees’ employment or directorship. In the event an employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. The Company issues new shares or treasury shares, if available, when restricted stock vests. Compensation expense for restricted stock awards is calculated based on the market price of the Company’s common stock at the date of grant and recognized over the requisite service period. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate.
A summary of the restricted stock awards as of December 31, 2015, along with the changes during the year then ended, is as follows:

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	911,350	$58.86
Granted	298,873	83.92
Vested	(273,113)	51.06
Forfeited	(43,750)	67.62
Nonvested at December 31, 2015	893,360	$69.16
The total fair value of restricted stock awards which vested during the years ended December 31, 2015, 2014 and 2013, was $13.9 million, $12.1 million and $9.8 million, respectively.
Employee Stock Purchase Plan
During the twelve months ended December 31, 2015, our shareholders and the Board of Directors approved an additional 1.0 million shares of common stock for issuance under the Purchase Plan. As a result, the Purchase Plan authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of December 31, 2015, there were 1,414,681 shares available for issuance under the Purchase Plan. During the years ended December 31, 2015, 2014 and 2013, the Company issued 102,029, 103,254, and 104,295 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $18.56, $15.15, and $14.37 during the years ended December 31, 2015, 2014 and 2013, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $18.9 million, $16.0 million, and $13.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $5.3 million, $4.4 million, and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, there was $46.8 million of total unrecognized compensation cost related to stock-based compensation arrangements which is expected to be recognized over a weighted-average period of 3.4 years.
Cash received from Purchase Plan purchases was $7.2 million, $6.0 million and $5.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The tax benefit realized for the tax deductions from options exercised and vesting of restricted shares totaled $2.1 million, $1.8 million and $3.0 million and increased additional paid in capital for the years ended December 31, 2015, 2014 and 2013, respectively.
Tax benefits relating to excess stock-based compensation deductions are presented as a financing cash inflow, so the Company classified $2.1 million, $1.8 million and $3.0 million of excess tax benefits as an increase in financing activities and a corresponding decrease in operating activities in the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The following table sets forth the calculation of EPS for the years ended December 31, 2015, 2014, and 2013:

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	23,148	23,380	23,096
Dilutive effect of contingently convertible notes and warrants	—	1,499	2,213
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	4	6	5
Weighted average dilutive common shares outstanding	23,152	24,885	25,314
Basic:
Net income	$93,999	$93,004	$113,992
Less: Earnings allocated to participating securities	3,595	3,643	4,963
Earnings available to basic common shares	$90,404	$89,361	$109,029
Basic earnings per common share	$3.91	$3.82	$4.72
Diluted:
Net income	$93,999	$93,004	$113,992
Less: Earnings allocated to participating securities	3,595	3,468	4,599
Earnings available to diluted common shares	$90,404	$89,536	$109,393
Diluted earnings per common share	$3.90	$3.60	$4.32
As discussed in Note 12, “Long-Term Debt,” the Company was required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% and 3.00% Notes, as well as the 2.25% and 3.00% Warrants (as defined in Note 12) sold in connection with the respective notes, in its diluted common shares outstanding for the diluted earnings calculation, during the period in which each was outstanding. As a result, the number of shares included in the Company’s diluted shares outstanding each period varied based upon the Company’s average adjusted closing common stock price during the applicable period. Although the 2.25% and 3.00% Purchased Options (as defined in Note 12) had the economic benefit of decreasing the dilutive effect of the 2.25% and 3.00% Notes, the Company did not factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would have been anti-dilutive. The average adjusted closing price of the Company's common stock for the first three quarters of 2014 and each quarter of 2013 was more than the respective conversion prices then in effect at the end of the periods for both the 2.25% and 3.00% Notes. Therefore, the dilutive effect of the 2.25% and 3.00% Notes was included in the computation of diluted EPS for such periods. In addition, the dilutive effect of the 2.25% and 3.00% Warrants was also included in the computation of diluted EPS for the first three quarters of 2014 and each quarter of 2013.
The 2.25% Notes and 2.25% Warrants were converted or redeemed and settled, respectively, during the three months ended September 30, 2014. The 3.00% Notes and 3.00% Warrants were repurchased during the second and third quarters of 2014. As a result, the dilution is calculated based on the weighted average length of time the 2.25% and 3.00% Notes, as well as the 2.25% and 3.00% Warrants were outstanding during the twelve months ended December 31, 2014. Refer to Note 12, "Long-Term Debt," for a description of the conversion of the 2.25% Notes and Warrants that occurred during the three months ended September 30, 2014, as well as the repurchase of the 3.00% Notes and Warrants that occurred during 2014.
7. INCOME TAXES
Income before income taxes by geographic area was as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Domestic	$231,798	$174,964	$176,156
Foreign	(49,627)	(10,564)	15,739
Total income before income taxes	$182,171	$164,400	$191,895
Federal, state and foreign income taxes were as follows:

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Federal:
Current	$66,973	$49,590	$44,785
Deferred	15,528	22,549	19,773
State:
Current	5,165	4,849	4,231
Deferred	1,768	727	2,026
Foreign:
Current	4,150	4,638	6,475
Deferred	(5,412)	(10,957)	613
Provision for income taxes	$88,172	$71,396	$77,903
Actual income tax expense differed from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% to income before income taxes in 2015, 2014 and 2013 as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Provision at the U.S. federal statutory rate	$63,760	$57,540	$67,163
Increase (decrease) resulting from:
State income tax, net of benefit for federal deduction	4,448	5,267	4,228
Foreign income tax rate differential	(2,002)	(3,188)	(538)
Employment credits	(407)	(481)	(421)
Changes in valuation allowances	14,667	9,507	2,713
Non-deductible goodwill	4,651	—	1,355
Deductible goodwill	—	(10,209)	—
Non-deductible transaction costs	—	—	1,064
Stock-based compensation	386	245	282
Convertible debt redemption	—	9,727	—
Other	2,669	2,988	2,057
Provision for income taxes	$88,172	$71,396	$77,903
During 2015, the Company recorded a tax provision of $88.2 million. Certain expenses for stock-based compensation recorded in 2015 in accordance with FASB guidance were non-deductible for income tax purposes. The Company provided additional valuation allowances with respect to goodwill and net operating losses of certain Brazil subsidiaries, as well as state net operating losses in the U.S., based on expectations concerning their realizability. In addition, no substantial deferred tax benefit relative to the impairment of goodwill in the Brazil reporting unit was recognized for U.S. GAAP reporting purposes. As a result of these items, and the impact of the 2014 items discussed below, the effective tax rate for the year ended December 31, 2015 increased to 48.4%, as compared to 43.4% for the year ended December 31, 2014.
During 2014, the Company recorded a tax provision of $71.4 million. Certain expenses for stock-based compensation recorded in 2014 in accordance with FASB guidance were non-deductible for income tax purposes. The Company also had non-deductible goodwill from the dispositions of certain domestic dealerships, as well as non-deductible transaction costs related to foreign acquisitions. The Company provided valuation allowances with respect to certain foreign company deferred tax assets, as well as state net operating losses in the U.S., based on expectations concerning their realizability. As a result of these items, and the impact of the items occurring in 2013 discussed below, the effective tax rate for the year ended December 31, 2014 increased to 43.4%, as compared to 40.6% for the year ended December 31, 2013.
During 2013, the Company recorded a tax provision of $77.9 million. Certain expenses for stock-based compensation recorded in 2013 in accordance with FASB guidance were non-deductible for income tax purposes. The Company provided valuation allowances with respect to certain state net operating losses in the U.S. based on expectations concerning their

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realizability. As a result of these items, and the impact of certain items occurring in 2012, the effective tax rate for the year ended December 31, 2013 increased to 40.6%, as compared to 37.7% for the year ended December 31, 2012.
Deferred income tax provisions resulted from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets/liabilities resulted principally from the following:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Loss reserves and accruals	$53,747	$50,158
Interest rate swaps	11,671	10,745
Goodwill and intangible franchise rights	7,621	—
U.S. state net operating loss (“NOL”) carryforwards	17,413	16,592
Foreign NOL carryforwards	20,408	21,770
Deferred tax assets	110,860	99,265
Valuation allowance on deferred tax assets	(46,547)	(40,486)
Net deferred tax assets	$64,313	$58,779
Deferred tax liabilities:
Goodwill and intangible franchise rights	$(143,509)	$(138,992)
Depreciation expense	(53,619)	(43,070)
Deferred gain on bond redemption	(1,535)	(2,046)
Other	(1,060)	(1,936)
Deferred tax liabilities	(199,723)	(186,044)
Net deferred tax liability	$(135,410)	$(127,265)
As of December 31, 2015, the Company had state NOL carryforwards in the U.S. of $258.0 million that will expire between 2016 and 2035, and foreign NOL carryforwards of $62.4 million that may be carried forward indefinitely. To the extent that the Company expects that net income will not be sufficient to realize these NOLs in certain jurisdictions, a valuation allowance has been established.
The Company had gross long-term deferred tax liabilities of $215.3 million and $202.1 million, including $2.1 million and $9.6 million related to long-term foreign deferred tax liabilities, as of December 31, 2015 and 2014, respectively. The Company had gross long-term deferred tax assets of $65.8 million and $63.7 million as of December 31, 2015 and 2014, respectively. The Company believes it is more likely than not, that its deferred tax assets, net of valuation allowances provided, will be realized, based primarily on our expectation of future taxable income, considering future reversals of existing taxable temporary differences, as well as the availability of taxable income in prior years to carry back losses to recover taxes previously paid.
As of December 31, 2015, the Company has not provided for U.S. deferred taxes on $31.7 million of undistributed earnings and associated withholding taxes of its foreign subsidiaries, as the Company has taken the position that its foreign earnings will be permanently reinvested outside the U.S. If a distribution of those earnings were to be made, the Company may be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions, of up to approximately $7.7 million.
The Company is subject to income tax in U.S. federal and numerous state jurisdictions, as well as in the U.K. and Brazil. Based on applicable statutes of limitations, the Company is generally no longer subject to examinations by U.S. tax authorities in years prior to 2011, by U.K. tax authorities in years prior to 2011 and by Brazil tax authorities in years prior to 2010.
The Company had no unrecognized tax benefits as of December 31, 2015 and 2014.
The Company did not incur any interest and penalties nor accrue any interest for the years ended December 31, 2015 and 2014. When applicable, consistent with prior practices, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. ACCOUNTS AND NOTES RECEIVABLE
The Company’s accounts and notes receivable consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Amounts due from manufacturers	$93,206	$86,062
Parts and service receivables	32,479	35,034
Finance and insurance receivables	22,374	20,898
Other	12,913	12,977
Total accounts and notes receivable	160,972	154,971
Less allowance for doubtful accounts	3,204	3,641
Accounts and notes receivable, net	$157,768	$151,330
9. INVENTORIES
The Company’s inventories consisted of the following:

	December 31,
	2015	2014
	(In thousands)
New vehicles	$1,262,797	$1,137,478
Used vehicles	275,508	254,939
Rental vehicles	134,509	103,184
Parts, accessories and other	72,917	67,466
Total inventories	1,745,731	1,563,067
Less lower of cost or market reserves	7,980	6,362
Inventories, net	$1,737,751	$1,556,705

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. PROPERTY AND EQUIPMENT
The Company’s property and equipment consisted of the following:

	Estimated Useful Lives in Years	December 31,
		2015	2014
		(In thousands)
Land	—	$364,475	$328,474
Buildings	30 to 40	505,414	482,496
Leasehold improvements	varies	155,585	134,658
Machinery and equipment	7 to 20	90,993	87,728
Furniture and fixtures	3 to 10	82,688	77,581
Company vehicles	3 to 5	11,603	10,706
Construction in progress	—	58,361	32,115
Total		1,269,119	1,153,758
Less accumulated depreciation and amortization		235,138	203,370
Property and equipment, net		$1,033,981	$950,388
During 2015, the Company acquired $9.8 million of property and equipment associated with dealership acquisitions, including $8.5 million for land. In addition to these acquisitions, the Company incurred $107.2 million of capital expenditures for the purchase of furniture, fixtures, and equipment and construction or renovation of facilities, excluding $21.2 million of capital expenditures accrued as of December 31, 2014. During the year ended December 31, 2015, the Company accrued $32.7 million of capital expenditures. The Company also purchased real estate (including land and buildings) associated with existing dealership operations totaling $24.6 million.
As of December 31, 2015, the Company determined that certain real estate qualified as held-for-sale. As a result, the Company classified the carrying value of the real estate, totaling $1.4 million, in prepaid and other current assets in its Consolidated Balance Sheets.
During 2014, the Company acquired $80.5 million of property and equipment associated with dealership acquisitions, including $34.2 million for land and $41.0 million for buildings. In addition to these acquisitions, the Company incurred $97.7 million of capital expenditures for the purchase of furniture, fixtures, and equipment and construction or renovation of facilities, excluding $11.2 million of capital expenditures accrued as of December 31, 2013. During the year ended December 31, 2014, the Company accrued $21.2 million of capital expenditures. The Company also purchased real estate (including land and buildings) associated with existing dealership operations totaling $62.7 million.
As of December 31, 2014, the Company determined that certain real estate qualified as held-for-sale. As a result, the Company classified the carrying value of the real estate, totaling $4.0 million, in prepaid and other current assets in its Consolidated Balance Sheets.
Depreciation and amortization expense, including amortization of capital leases, totaled $47.2 million, $42.3 million, and $35.8 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015 and 2014, $69.6 million, and $67.5 million of buildings under capital leases were recorded as property and equipment, before accumulated depreciation, respectively.
11. CREDIT FACILITIES
In the U.S., the Company has a $1.7 billion revolving syndicated credit arrangement that expires on June 20, 2018 and is comprised of 24 financial institutions, including six manufacturer-affiliated finance companies (“Revolving Credit Facility”). The Company also has a $300.0 million floorplan financing arrangement (“FMCC Facility”) with Ford Motor Credit Company (“FMCC”) for financing of new Ford vehicles in the U.S. and other floorplan financing arrangements with several other automobile manufacturers for financing of a portion of its U.S. rental vehicle inventory. In the U.K., the Company has financing arrangements with BMW Financial Services, Volkswagen Finance and FMCC for financing of its new and used vehicles. In Brazil, the Company has financing arrangements for new, used, and rental vehicles with several financial institutions, most of which are manufacturer affiliated. Within the Company’s Consolidated Balance Sheets, Floorplan notes payable - credit facility and other primarily reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financing is provided by the Revolving Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts related to the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of rental vehicles in the U.S., as well as the financing of new, used, and rental vehicles in both the U.K. and Brazil. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities. The outstanding balances under these financing arrangements were as follows:

	December 31,
	2015	2014
	(In thousands)
Floorplan notes payable — credit facility and other
New vehicles	$1,094,130	$970,075
Used vehicles	142,703	125,085
Rental vehicles	24,773	42,582
Floorplan offset	(110,759)	(39,616)
Total floorplan notes payable - credit facility	1,150,847	1,098,126
Other floorplan notes payable	4,113	5,504
Total floorplan notes payable - credit facility and other	$1,154,960	$1,103,630
Floorplan notes payable — manufacturer affiliates
FMCC Facility	$196,807	$150,183
Floorplan offset	(25,500)	(22,500)
Total FMCC Facility	171,307	127,683
Foreign and rental vehicles	192,264	157,473
Total	$363,571	$285,156
Revolving Credit Facility
The Revolving Credit Facility consists of two tranches, providing a maximum of $1.6 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or British pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $1.95 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the LIBOR plus 125 basis points for new vehicle inventory and the LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points, depending on the Company’s total adjusted leverage ratio, for borrowings in U.S. dollars and a LIBOR equivalent plus 150 to 250 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in euros or British pound sterling. The Floorplan Line requires a commitment fee of 0.20% per annum on the unused portion. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line also requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $3.7 million of related unamortized costs as of December 31, 2015, which are included in Prepaid expenses and other current assets and Other Assets on the accompanying Consolidated Balance Sheets and amortized over the term of the facility.
After considering the outstanding balance of $1,150.8 million at December 31, 2015, the Company had $229.2 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $229.2 million available borrowings under the Floorplan Line was $110.8 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% and 1.4% as of December 31, 2015 and 2014, respectively, excluding the impact of the Company’s interest rate swaps. With regards to the Acquisition Line, there were no borrowings outstanding as of December 31, 2015. After considering $41.9 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $278.2 million of available borrowing capacity under the Acquisition Line as of December 31, 2015. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Restricted Payment Basket”). For purposes of the calculation of the Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of December 31, 2015, the Restricted Payment Basket totaled $144.7 million.
As of December 31, 2015 and 2014, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory in the U.S., including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days’ notice by either party. As of December 31, 2015, the Company had an outstanding balance of $171.3 million under the FMCC Facility with an available floorplan borrowing capacity of $128.7 million. Included in the $128.7 million available borrowings under the FMCC Facility was $25.5 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 4.75% before considering the applicable incentives as of December 31, 2015 and 2014.
Other Credit Facilities
The Company has credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities ranged from 1.15% to 3.95% as of December 31, 2015.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazil operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of December 31, 2015, the annual interest rates charged on borrowings outstanding under these facilities ranged from 16.77% to 25.19%.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of December 31, 2015, the interest rate charged on borrowings related to the Company’s rental vehicle fleet varied up to 5.00%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts. Long-term debt consisted of the following:

	December 31,
	2015	2014
	(In thousands)
5.00% Senior Notes (principal of $550,000 at December 31, 2015 and 2014, respectively)	$541,252	$540,100
5.25% Senior Notes (principal of $300,000 at December 31, 2015)	296,274	—
Real Estate Credit Facility	54,663	58,003
Acquisition Line	—	69,713
Other real estate related and long-term debt	311,568	358,271
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 9.8%	51,902	55,380
	1,255,659	1,081,467
Less current maturities of long-term debt	52,223	72,630
	$1,203,436	$1,008,837
Included in current maturities of long-term debt and short-term financing in the Company’s Consolidated Balance Sheets for the years ended December 31, 2015 and 2014 was $3.0 million and zero, respectively, of short-term financing that was due within one year.
5.00% Senior Notes
On June 2, 2014, the Company issued $350.0 million aggregate principal amount of its 5.00% Senior Notes due 2022 (“5.00% Notes”). Subsequently, on September 9, 2014, the Company issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes will mature on June 1, 2022 and pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. Using proceeds of certain equity offerings, the Company may redeem up to 35.0% of the 5.00% Notes prior to June 1, 2017, subject to certain conditions, at a redemption price equal to 105% of principal amount of the 5.00% Notes plus accrued and unpaid interest. Otherwise, the Company may redeem some or all of the 5.00% Notes prior to June 1, 2017 at a redemption price equal to 100% of the principal amount of the 5.00% Notes redeemed, plus an applicable premium, and plus accrued and unpaid interest. On or after June 1, 2017, the Company may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. The Company may be required to purchase the 5.00% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt. The 5.00% Notes are guaranteed by substantially all of the Company’s U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company’s U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of its non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket under the terms of the 5.00% Notes is less restrictive than the Restricted Payment Basket.
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
Underwriters’ fees and the discount relative to the $550.0 million totaled $10.4 million, which were recorded as a reduction of the 5.00% Notes principal balance and are being amortized over a period of eight years. The 5.00% Notes are presented net of unamortized underwriter fees and discount of $8.7 million as of December 31, 2015. In connection with the issuance of the 5.00% Notes, the Company capitalized $2.6 million of debt issuance costs, which are included in Other Assets on the accompanying Consolidated Balance Sheets and amortized over a period of eight years. Unamortized debt issuance costs as of December 31, 2015 totaled $2.0 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.25% Senior Notes
On December 8, 2015, the Company issued 5.25% senior unsecured notes with a face amount of $300.0 million due to mature on December 15, 2023 (“5.25% Notes”). The 5.25% Notes pay interest semiannually, in arrears, in cash on each June 15 and December 15, beginning June 15, 2016. Using proceeds of certain equity offerings, the Company may redeem up to 35.0% of the 5.25% Notes prior to December 15, 2018, subject to certain conditions, at a redemption price equal to 105.25% of principal amount of the 5.25% Notes plus accrued and unpaid interest. Otherwise, the Company may redeem some or all of the 5.25% Notes prior to December 15, 2018 at a redemption price equal to 100% of the principal amount of the 5.25% Notes redeemed, plus an applicable make-whole premium, and plus accrued and unpaid interest. On or after December 15, 2018, the Company may redeem some or all of the 5.25% Notes at specified prices, plus accrued and unpaid interest. The Company may be required to purchase the 5.25% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.25% Notes indenture. The 5.25% Notes are senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt. The 5.25% Notes are guaranteed by substantially all of the Company’s U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company’s U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.25% Notes are structurally subordinated to the liabilities of its non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket under the terms of the 5.25% Notes is less restrictive than the Restricted Payment Basket.
Underwriters' fees relative to the 5.25% Notes issuance totaled $3.8 million, which were recorded as a reduction of the 5.25% Notes principal balance and are being amortized over a period of eight years. The 5.25% Notes are presented net of unamortized underwriter fees of $3.7 million as of December 31, 2015. At the time of issuance of the 5.25% Notes, the Company capitalized $1.1 million of debt issuance costs, which are included in Other Assets on the accompanying Consolidated Balance Sheets and amortized over a period of eight years. Unamortized debt issuance costs as of December 31, 2015 totaled $1.1 million.
Real Estate Credit Facility
Group 1 Realty, Inc., a wholly-owned subsidiary of the Company, is party to a real estate credit facility with Bank of America, N.A. and Comerica Bank (the “Real Estate Credit Facility”) providing the right for term loans to finance real estate purchases. As of December 31, 2015, $25.0 million of term loan borrowings remained available. The term loans can be expanded provided that (a) no default or event of default exists under the Real Estate Credit Facility; (b) the Company obtains commitments from the lenders who would qualify as assignees for such increased amounts; and (c) certain other agreed upon terms and conditions have been satisfied. The Real Estate Credit Facility is guaranteed by the Company and substantially all of the existing and future domestic subsidiaries of the Company and is secured by the real property owned by the Company that is mortgaged under the Real Estate Credit Facility. The Company capitalized $1.1 million of debt issuance costs related to the Real Estate Credit Facility which are included in Prepaid expenses and other current assets and Other Assets on the accompanying Consolidated Balance Sheets and are being amortized over the term of the facility, $0.1 million of which remained unamortized as of December 31, 2015.
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
The Company is required to make quarterly principal payments equal to 1.25% of the principal amount outstanding and is required to repay the aggregate amount outstanding on the maturity dates of the individual property borrowings, ranging from March 31, 2016 through December 8, 2018. During the year ended December 31, 2015, the Company made no additional borrowings and made principal payments of $3.3 million on outstanding borrowings from the Real Estate Credit Facility. As of December 31, 2015, borrowings outstanding under the Real Estate Credit Facility totaled $54.7 million, with $29.1 million recorded as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
The Real Estate Credit Facility also contains usual and customary provisions limiting the Company’s ability to engage in certain transactions, including limitations on the Company’s ability to incur additional debt, additional liens, make investments, and pay distributions to its stockholders. In addition, the Real Estate Credit Facility requires certain financial covenants that are identical to those contained in the Company’s Revolving Credit Facility. As of December 31, 2015, the Company was in compliance with all applicable covenants and ratios under the Real Estate Credit Facility.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition Line
The Revolving Credit Facility has the total borrowing capacity of $1.7 billion and expires on June 20, 2018. This arrangement provides a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions. See Note 11, “Credit Facilities,” for further discussion on the Company’s Revolving Credit Facility and Acquisition Line.
Other Real Estate Related and Long-Term Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with four of its manufacturer-affiliated finance partners - Toyota Motor Credit Corporation (“TMCC”), Mercedes-Benz Financial Services USA, LLC (“MBFS”), BMW Financial Services NA, LLC (“BMWFS”) and FMCC, as well as several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.00% and 4.69%, and at variable indexed rates plus a spread between 1.50% and 2.55% per annum. The Company capitalized $1.3 million of related debt issuance costs related to the Real Estate Notes which are included in Prepaid expenses and other current assets and Other Assets on the accompanying Consolidated Balance Sheets and are being amortized over the terms of the notes, $0.3 million of which remained unamortized as of December 31, 2015.
The loan agreements with TMCC consist of seven term loans. As of December 31, 2015, $35.7 million was outstanding under the TMCC term loans with $1.5 million classified as a current maturity of long-term debt as compared to $49.9 million outstanding with $5.1 million classified as current as of December 31, 2014. During 2015, the Company made no additional borrowings and made principal payments of $14.3 million. These loans will mature by August 2022 and provide for monthly payments based on a 20-year amortization schedule. These seven loans are cross-collateralized and cross-defaulted with each other and are cross-defaulted with the Revolving Credit Facility.
The loan agreements with MBFS consisted of two term loans that were paid in full as of December 31, 2015. During 2015, the Company made principal payments of $27.4 million. As of December 31, 2014, $27.4 million was outstanding under the MBFS term loans with $7.6 million classified as a current maturity of long-term debt.
The loan agreements with BMWFS consist of 12 term loans. As of December 31, 2015, $55.7 million was outstanding under the BMWFS term loans with $4.3 million classified as a current maturity of long-term debt as compared to $66.0 million outstanding with $4.5 million classified as current as of December 31, 2014. During 2015, the Company made no additional borrowings and made principal payments of $10.2 million. The agreements provide for monthly payments based on a 15-year amortization schedule and will mature by October 2021. In the case of three properties owned by subsidiaries, the applicable loan is also guaranteed by the subsidiary real property owner. These 12 loans are cross-collateralized with each other. In addition, they are cross-defaulted with each other, the Revolving Credit Facility, and certain dealership franchising agreements with BMW of North America, LLC.
The loan agreements with FMCC consist of four term loans. As of December 31, 2015, $33.6 million was outstanding under the FMCC term loans, with $1.5 million classified as a current maturity of long-term debt as compared to $35.1 million outstanding with $1.4 million classified as current as of December 31, 2014. During 2015, the Company made no additional borrowings and made principal payments of $1.4 million. The agreements provide for monthly payments based on a 20-year amortization schedule that will mature by December 2024. These four loans are cross-defaulted with the Revolving Credit Facility.
In addition, agreements with third-party financial institutions consist of 18 term loans for an aggregate principal amount of $124.5 million, to finance real estate associated with the Company’s dealerships. The loans are being repaid in monthly installments that will mature by November 2022. As of December 31, 2015, borrowings under these notes totaled $116.8 million, with $6.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets, as compared to $115.2 million outstanding with $6.5 million classified as current as of December 31, 2014. During 2015, the Company made additional borrowings and principal payments of $9.6 million and $8.0 million, respectively. These 18 loans are cross-defaulted with the Revolving Credit Facility.
The Company has entered into eight separate term mortgage loans in the U.K. with other third-party financial institutions, which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are being repaid in monthly installments and will mature by September 2034. As of December 31, 2015, borrowings under the U.K. Notes totaled $57.1 million, with $4.5 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets, as compared to $45.3 million outstanding with $5.0 million classified as current as of December 31, 2014. During 2015, the Company made additional borrowings and principal payments of $17.4 million and $3.7 million, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has entered into a separate term mortgage loan in Brazil with a third-party financial institution to finance the purchase and construction of dealership properties (the “Brazil Note”). The Brazil Note is secured by the Company’s Brazilian properties as purchased and/or constructed, as well as a guarantee from the Company. The Brazil Note will be repaid in monthly installments that will mature by April 2025. As of December 31, 2015, borrowings under the Brazil Note totaled $3.8 million, with $0.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
The Company also has working capital loan agreements with third-party financial institutions in Brazil. The Company paid one of these loan agreements in full as of December 31, 2015, with principal payments of $8.6 million. The principal balance on the remaining loans is due February 2017 with interest only payments being made until the due date. As of December 31, 2015, borrowings under the Brazilian third-party loans totaled $5.6 million classified as long-term debt in the accompanying Consolidated Balance Sheets. During 2015, the Company made no additional borrowings under the working capital loan agreements.
Fair Value of Long-Term Debt
The Company’s outstanding 5.00% Notes had a fair value of $545.9 million as of December 31, 2015. The Company’s outstanding 5.25% Notes had a fair value of $297.8 million as of December 31, 2015. The Company’s fixed interest rate borrowings included in other real estate related and long-term debt totaled $100.7 million and $158.1 million as of December 31, 2015 and December 31, 2014, respectively. The fair value of such fixed interest rate borrowings was $102.4 million and $186.4 million as of December 31, 2015 and December 31, 2014, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2015 and December 31, 2014. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
2.25% Convertible Senior Notes
On September 2, 2014, holders of $182.5 million in aggregate amount of the Company’s then outstanding 2.25% Convertible Senior Notes due 2036 (“2.25% Notes”) elected to convert their 2.25% Notes. The Company redeemed the remaining outstanding 2.25% Notes. The settlement for the conversion and the redemption of the 2.25% Notes occurred on September 4, 2014. Consideration paid for the conversion and redemption of the 2.25% Notes was $237.5 million, including $182.8 million in cash and 701,795 shares of the Company’s common stock, which was recognized as a decrease to treasury stock. In conjunction with the conversion and redemption of the 2.25% Notes, the Company received 421,309 shares of its common stock in net settlement of the purchased ten-year call options on its common stock (“2.25% Purchased Options”) and 2.25% Warrants sold in connection with the 2.25% Notes (“2.25% Warrants”), which was recognized as an increase to treasury stock. As a result of the conversion and redemption of the 2.25% Notes, the Company recognized a loss of $16.9 million based on the difference in the carrying value and the fair value of the liability component immediately prior to the conversion and redemption.
For the years ended December 31, 2015, 2014, and 2013, the contractual interest expense and the discount amortization relative to the 2.25% Notes, which is recorded as other interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Year-to-date contractual interest expense	$—	$1,875	$4,112
Year-to-date discount amortization(1)	$—	$5,366	$7,530
Effective interest rate of liability component	—%	7.7%	7.7%
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
For the years ended December 31, 2015, 2014 and 2013, the contractual interest expense and the discount amortization, which is recorded as interest expense in the accompanying Consolidated Statements of Operations, were as follows:

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Year-to-date contractual interest expense	$—	$1,839	$3,450
Year-to-date discount amortization(1)	$—	$1,810	$3,251
Effective interest rate of liability component	—%	8.6%	8.6%
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
All Long-Term Debt
Total interest expense on the 3.00% Notes, 2.25% Notes, 5.00% Notes, and 5.25% Notes for the years ended December 31, 2015, 2014 and 2013 was $28.5 million, $17.0 million and $7.6 million, excluding amortization of discounts and capitalized cost of $1.5 million, $8.0 million, and $11.1 million, respectively.
Total interest expense on the Real Estate Credit Facility, real estate related debt, and Acquisition Line for the years ended December 31, 2015, 2014 and 2013, was $17.6 million, $15.3 million and $13.1 million, excluding amortization of capitalized cost of $0.0 million, $0.3 million and $0.5 million, respectively. Also excluded is the impact of the interest rate derivative instruments related to the Real Estate Credit Facility of $1.8 million, $1.5 million, and $1.2 million for the years ended December 31, 2015, 2014, and 2013 respectively.
In addition, the Company incurred $7.6 million, $7.5 million and $5.5 million of total interest expense related to capital leases and various other notes payable, net of interest income, for the years ended December 31, 2015, 2014, and 2013, respectively.
The Company capitalized $0.7 million, $0.7 million, and $0.8 million of interest on construction projects in 2015, 2014 and 2013, respectively. The aggregate annual maturities of long-term debt for the next five years are as follows:

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total
(In thousands)
Year Ended December 31,
2016	$52,223
2017	63,402
2018	44,991
2019	75,669
2020	37,175
Thereafter	982,199
Total	$1,255,659
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
The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments or the existence of variable interest rates. The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified demand obligations, interest rate derivative instruments, and investment balances in certain financial institutions as having met such criteria.
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
Asset and liabilities recorded at fair value in the accompanying balance sheets as of December 31, 2015 and 2014, respectively, were as follows:

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2015
	Level 1	Level 2	Total
	(In thousands)
Assets:
Investments	$—	$4,235	$4,235
Demand obligations	—	131	131
Interest rate derivative financial instruments	—	31	31
Total	$—	$4,397	$4,397
Liabilities:
Interest rate derivative financial instruments	$—	$31,153	$31,153
Total	$—	$31,153	$31,153

	As of December 31, 2014
	Level 1	Level 2	Total
	(In thousands)
Assets:
Investments	$—	$12,283	$12,283
Demand obligations	$—	$20,304	$20,304
Total	$—	$32,587	$32,587
Liabilities:
Interest rate derivative financial instruments	$—	$28,653	$28,653
Total	$—	$28,653	$28,653
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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships and continue to be primarily obligated on the lease. In these situations, the Company’s subsidiaries retain primary responsibility for the performance of certain obligations under such leases. To the extent that the Company remains primarily responsible under such leases, a quantification of such lease obligations is included in the Company’s disclosure of future minimum lease payments for non-cancelable operating leases in Note 18, “Operating Leases”.
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
15. ASSET IMPAIRMENTS
During the fourth quarters of 2015, 2014, and 2013, the Company performed its annual impairment assessment of the carrying value of its goodwill.
In the 2015 assessment, the fair value of Company’s two U.S. reporting units, as well as the U.K. reporting unit, exceeded the carrying value of its net assets (i.e., step one of the goodwill impairment test) by more than 100% for the two U.S. reporting units and by more than 15% for the U.K. reporting unit. As a result, the Company was not required to conduct the second step of the impairment test for goodwill relating to its two U.S. and U.K. reporting units. The Brazil reporting unit’s fair value did not exceed the carrying value of its net assets. As a result, the Company performed a step two analysis for this reporting unit, measured the estimated fair value of the reporting unit’s assets and liabilities as of the test date using level 3 inputs and compared the resulting implied fair value of the reporting unit’s goodwill to its carrying value. As a result of the carrying value of goodwill exceeding the implied fair value, a $55.4 million impairment was recorded. Brazil is experiencing a recession, coupled with higher interest rates and the expiration of the government sponsored auto purchase tax incentive at the end of 2014. As a result, industry sales declined 25.6% for the twelve months ended December 31, 2015, as compared to the same period a year ago.
In the 2014 and 2013 assessment, the fair value of each of the Company’s reporting units exceeded the carrying value of its net assets (step one of the goodwill impairment test). As a result, the Company was not required to conduct the second step of the impairment test for goodwill in either year.
During 2015, the Company also completed other applicable impairment assessments and recorded the following non-cash impairment charges, all of which are reflected in asset impairments in the accompanying Consolidated Statement of Operations:

•
The Company determined that the carrying value of certain of its intangible franchise rights was greater than the fair value and, as a result, recognized a $30.1 million pre-tax non-cash asset impairment charge.

•	In addition, the Company determined that the carrying amount of various real estate holdings was no longer recoverable, and recognized $1.3 million in pre-tax non-cash asset impairment charges.

•	The Company also determined that the carrying value of various other long-term assets was no longer recoverable, and recognized $0.8 million in pre-tax non-cash asset impairment charges.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If in future periods, the Company determines that the carrying amount of its net assets exceeds the respective fair value as a result of step one of its goodwill impairment test for any or all of its reporting units, the application of the second step of the impairment test could result in a material non-cash impairment charge to the goodwill associated with the reporting unit(s). If any of the Company’s assumptions change, or fail to materialize, the resulting decline in its estimated fair market value of intangible franchise rights could result in a material non-cash impairment charge. For example, if the Company’s assumptions regarding the risk-free rate and cost of debt differed such that the estimated WACC used in its 2015 assessment increased by 200 basis points, and all other assumptions remained constant, an additional $15.9 million of non-cash franchise rights impairment charges, would have resulted, excluding franchises acquired since the previous annual test. The Company’s U.S. and U.K. reporting units would not have failed the step one impairment test for goodwill in this scenario. Further, if the Company forecasted no new vehicle sales growth beyond 2017 in the 2015 impairment assessment and all other assumptions remained constant in its 2015 assessment, an additional $2.6 million of non-cash franchise rights impairment charges would have resulted, excluding the franchises acquired since the previous annual test. Again, neither the Company’s U.S. or U.K. reporting units would have failed the step one impairment test for goodwill.
During 2014, the Company completed applicable impairment assessments and recorded the following non-cash impairment charges, all of which are reflected in asset impairments in the accompanying Consolidated Statement of Operations:

•
Primarily related to the Company’s determination that the carrying value of certain of its intangible franchise rights was greater than the fair value, the Company recognized a $31.0 million pre-tax non-cash asset impairment charge.

•	In addition, the Company determined that the carrying amount of various real estate holdings was no longer recoverable, and recognized $9.2 million in pre-tax non-cash asset impairment charges.

•	The Company also determined that the carrying value of various other long-term assets was no longer recoverable, and recognized $1.3 million in pre-tax non-cash asset impairment charges.
During 2013, the Company completed applicable impairment assessments and recorded the following non-cash impairment charges, all of which are reflected in asset impairments in the accompanying Consolidated Statement of Operations:

•
In the fourth quarter of 2013, the Company determined that the carrying value of certain of its intangible franchise rights was greater than the fair value and as such a non-cash asset impairment was recognized for $5.4 million of pre-tax non-cash asset impairment charges.

•	The Company also determined that the carrying value of various other long-term assets was no longer recoverable, and recognized $1.1 million in pre-tax non-cash asset impairment charges.
16. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2013	$216,412	$8,659	$76,434	$301,505
Additions through acquisitions	60,122	—	2,490	62,612
Purchase price allocation adjustments	(2,114)	—	(9,061)	(11,175)
Disposals	(12,075)	—	—	(12,075)
Impairments	(4,843)	—	(24,085)	(28,928)
Currency translation	—	(502)	(7,490)	(7,992)
BALANCE, December 31, 2014	257,502	8,157	38,288	303,947
Additions through acquisitions	49,432	—	—	49,432
Disposals	(3,188)	—	—	(3,188)
Impairments	(18,087)	—	(12,024)	(30,111)
Currency translation	—	(384)	(12,108)	(12,492)
BALANCE, December 31, 2015	$285,659	$7,773	$14,156	$307,588

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2013	$612,468	$19,602	$105,233	$737,303	(1)
Additions through acquisitions	103,924	16,802	—	120,726
Purchase price allocation adjustments	1,459	—	4,536	5,995
Disposals	(16,828)	—	—	(16,828)
Impairments	(312)	—	(1,813)	(2,125)
Currency translation	—	(1,266)	(13,359)	(14,625)
Tax adjustments	(69)	—	—	(69)
BALANCE, December 31, 2014	700,642	35,138	94,597	830,377	(1)
Additions through acquisitions	115,317	—	—	115,317
Purchase price allocation adjustments	(73)	1,930	—	1,857
Disposals	(6,088)	—	—	(6,088)
Impairments	—	—	(55,386)	(55,386)
Currency translation	—	(1,748)	(29,391)	(31,139)
Tax adjustments	(23)	—	—	(23)
BALANCE, December 31, 2015	$809,775	$35,320	$9,820	$854,915	(2)
(1) Net of accumulated impairment of $42.4 million
(2) Net of accumulated impairment of $97.8 million
The increase in the Company’s goodwill in 2015 was primarily related to the goodwill associated with the purchase of three dealerships in the U.S., substantially offset by a non-cash impairment recognized in Brazil, as well as foreign currency translation adjustments for the U.K. and Brazil.
The increase in the Company’s goodwill in 2014 was primarily related to the goodwill associated with the purchase of seven dealerships in the U.S. and three dealerships in the U.K.
The increase in the Company’s intangible franchise rights in 2015 and 2014 was primarily related to the acquisitions in the U.S. described above, substantially offset by non-cash impairments recognized in the U.S. and Brazil. The allocation of the purchase price for the 2015 acquisitions, including the valuation of intangible franchise rights and goodwill, is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period.
17. EMPLOYEE SAVINGS PLANS
The Company has a deferred compensation plan to provide select employees and non-employee members of the Company’s Board of Directors with the opportunity to accumulate additional savings for retirement on a tax-deferred basis (“Deferred Compensation Plan”). Participants in the Deferred Compensation Plan are allowed to defer receipt of a portion of their salary and/or bonus compensation, or in the case of the Company’s non-employee directors, annual retainer and meeting fees earned. The participants can choose from various defined investment options to determine their earnings crediting rate. However, the Company has complete discretion over how the funds are utilized. Participants in the Deferred Compensation Plan are unsecured creditors of the Company. The balances due to participants of the Deferred Compensation Plan as of December 31, 2015 and 2014 were $40.6 million and $34.0 million, respectively, and are included in other liabilities in the accompanying Consolidated Balance Sheets.
The Company offers a 401(k) plan to all of its employees and provides a matching contribution to employees that participate in the plan. For the years ended December 31, 2015 and 2014, the matching contributions paid by the Company totaled $5.3 million and $4.6 million, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. OPERATING LEASES
The Company leases various facilities and equipment under long-term operating lease agreements. Generally, our real estate and facility leases have 30-year total terms with initial terms of 15 years and three additional five-year terms, at our option.
Future minimum lease payments for non-cancelable operating leases as of December 31, 2015, are as follows:

Total
(In thousands)
Year Ended December 31,
2016	$52,646
2017	49,044
2018	41,184
2019	34,726
2020	27,734
Thereafter	112,824
Total (1)	$318,158
(1) Includes $2.1 million of future, non-cancelable sublease payments to be received.
Total rent expense under all operating leases was $51.5 million, $58.9 million, and $59.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
19. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in the balances of each component of accumulated other comprehensive income for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Accumulated Loss on Foreign Currency Translation	Accumulated Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Loss
	(In thousands)
BALANCE, December 31, 2012	$(6,126)	$(26,931)	$(33,057)
Other comprehensive income (loss), net of tax	(31,701)	13,081	(18,620)
BALANCE, December 31, 2013	(37,827)	(13,850)	(51,677)
Other comprehensive loss, net of tax	(26,248)	(4,059)	(30,307)
BALANCE, December 31, 2014	(64,075)	(17,909)	(81,984)
Other comprehensive loss, net of tax	(54,457)	(1,543)	(56,000)
BALANCE, December 31, 2015	$(118,532)	$(19,452)	$(137,984)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. SEGMENT INFORMATION
As of December 31, 2015, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new vehicles, used vehicles, parts and automotive services, finance and insurance products, and collision restoration services. The vast majority of the Company’s corporate office activities are associated with the operations of the U.S. operating segments and therefore the corporate office’s financial results are included within the U.S. reportable segment.
Reportable segment revenue, gross profit, SG&A, depreciation and amortization expense, asset impairment, floorplan interest expense, other interest expense, benefit (provision) for income taxes, net income (loss) and capital expenditures were as follows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
	U.S.		U.K.	Brazil		Total
	(In thousands)
New vehicle retail sales	$4,989,290		$641,888	$370,128		$6,001,306
Used vehicle retail sales	2,204,728		351,311	82,930		2,638,969
Used vehicle wholesale sales	289,580		100,706	6,965		397,251
Parts and service	1,032,960		102,183	51,050		1,186,193
Finance and insurance	377,432		24,117	7,237		408,786
Total revenues	8,893,990		1,220,205	518,310		10,632,505
Gross profit	1,338,947		137,646	57,379		1,533,972
Selling, general and administrative expense	958,608	(1)	108,719	53,506		1,120,833
Depreciation and amortization expense	41,220		4,307	1,712		47,239
Asset impairment	18,983		330	68,249		87,562
Floorplan interest expense	(36,062)		(2,276)	(926)		(39,264)
Other interest expense, net	(52,277)		(3,135)	(1,491)		(56,903)
Income (loss) before income taxes	231,797		18,879	(68,505)		182,171
(Provision) benefit for income taxes	(89,433)		(3,655)	4,916		(88,172)
Net income (loss)	142,364	(2)	15,224	(63,589)	(3)	93,999
Capital expenditures	$97,504		$9,395	$333		$107,232
(1) Includes the following, pre-tax: loss due to catastrophic events of $1.6 million, a net gain on real estate and dealership transactions of $8.9 million, and legal items of $1.0 million.
(2) Includes the following, after tax: loss due to catastrophic events of $1.0 million, net gain on real estate and dealership transactions of $5.5 million, and non-cash asset impairment charges of $12.0 million.
(3) Includes after-tax non-cash asset impairment charges of $62.4 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2014
	U.S.		U.K.	Brazil		Total
	(In thousands)
New vehicle retail sales	$4,669,512		$519,137	$552,970		$5,741,619
Used vehicle retail sales	1,923,740		283,147	117,981		2,324,868
Used vehicle wholesale sales	279,074		82,235	17,834		379,143
Parts and service	966,672		83,747	75,275		1,125,694
Finance and insurance	336,243		18,986	11,336		366,565
Total revenues	8,175,241		987,252	775,396		9,937,889
Gross profit	1,245,907		115,393	86,638		1,447,938
Selling, general and administrative expense	891,693	(1)	90,427	79,844		1,061,964
Depreciation and amortization expense	36,701		3,403	2,240		42,344
Asset impairment	15,570		—	25,950		41,520
Floorplan interest expense	(34,060)		(1,662)	(5,892)		(41,614)
Other interest expense, net	(46,516)		(2,065)	(1,112)		(49,693)
Loss on extinguishment of long-term debt	(46,403)		—	—		(46,403)
Income (loss) before income taxes	174,964		17,836	(28,400)		164,400
(Provision) benefit for income taxes	(77,715)		(3,561)	9,880	(2)	(71,396)
Net income (loss)	97,249		14,275	(18,520)		93,004
Capital expenditures	$88,774		$3,679	$5,256		$97,709
(1) Includes the following, pre-tax: loss due to catastrophic events of $2.8 million and a gain on real estate and dealership transactions of $13.8 million.
(2) Includes the tax impact on deductible goodwill for $3.4 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2013
	U.S.		U.K.	Brazil (1)		Total
	(In thousands)
New vehicle retail sales	$4,220,913		$441,537	$562,471		$5,224,921
Used vehicle retail sales	1,728,072		221,590	89,766		2,039,428
Used vehicle wholesale sales	236,995		66,077	29,113		332,185
Parts and service	878,951		67,557	64,177		1,010,685
Finance and insurance	288,409		14,028	8,925		311,362
Total revenues	7,353,340		810,789	754,452		8,918,581
Gross profit	1,116,415		93,221	82,910		1,292,546
Selling, general and administrative expense	830,275	(2)	74,777	71,804	(3)	976,856
Depreciation and amortization expense	31,671		2,573	1,582		35,826
Asset impairment	6,542		—	—		6,542
Floorplan interest expense	(33,789)		(1,589)	(6,289)		(41,667)
Other interest (expense) income, net	(37,982)		(1,158)	169		(38,971)
Other expense, net	—		—	(789)		(789)
Income before income taxes	176,156		13,124	2,615		191,895
Provision for income taxes	70,815		3,064	4,024		77,903
Net income (loss)	105,340	(4)	10,061	(1,409)	(5)	113,992
Capital expenditures	$64,442		$1,489	$3,285		$69,216
(1) Includes financial data from the date of acquisition in February 2013 through December 31, 2013.
(2) Includes the following, pre-tax: loss due to catastrophic events of $12.2 million, a net gain on real estate and dealership transactions of $10.2 million and acquisition costs of $5.2 million.
(3) Includes pre-tax acquisition costs of $1.2 million.
(4) Includes the following, after tax: loss due to catastrophic events of $7.4 million, net gain on real estate and dealership transactions of $5.4 million, non-cash asset impairment charges of $4.0 million and acquisition costs of $3.2 million, as well as the income tax effect of non-deductible acquisition costs of $1.7 million.
(5) Includes the following, after tax: income tax effect of reserve for certain deferred tax assets of $3.5 million and acquisition costs of $1.3 million.

Goodwill and intangible franchise rights and total assets by reportable segment were as follows:

	As of December 31, 2015
	U.S.	U.K.	Brazil	Total
	(In thousands)
Goodwill and intangible franchise rights	$1,095,434	$43,093	$23,976	$1,162,503
Total assets	$3,940,926	$358,476	$115,527	$4,414,929

	As of December 31, 2014
	U.S.	U.K.	Brazil	Total
	(In thousands)
Goodwill and intangible franchise rights	$958,144	$43,295	$132,885	$1,134,324
Total assets	$3,529,643	$327,644	$284,205	$4,141,492

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Full Year
	(In thousands, except per share data)
Year Ended December 31,
2015
Total revenues	$2,432,854	$2,726,480	$2,800,569	$2,672,602	$10,632,505
Gross profit	363,884	391,573	398,382	380,133	1,533,972
Net income	35,815	46,310	45,261	(33,387)	93,999
Basic earnings per share (1)	1.47	1.91	1.88	(1.41)	3.91
Diluted earnings per share (1)	1.47	1.91	1.88	(1.41)	3.90
2014
Total revenues	$2,260,863	$2,511,638	$2,626,448	$2,538,940	$9,937,889
Gross profit	338,122	369,148	374,709	365,959	1,447,938
Net income	31,303	16,862	26,162	18,677	93,004
Basic earnings per share (1)	1.29	0.70	1.07	0.77	3.82
Diluted earnings per share (1)	1.19	0.62	1.03	0.77	3.60
(1) The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.
During the second, third and fourth quarters of 2015, the Company incurred charges of $1.0 million, $0.9 million, and $85.7 million related to the impairment of assets. In addition, during 2015, the Company sold two dealerships in the U.S. and recognized a net gain of $9.4 million.
During the second, third and fourth quarters of 2014, the Company incurred charges of $1.7 million, $9.4 million, and $30.4 million related to the impairment of assets. Included in these charges, for the third and fourth quarters of 2014, were impairments of the Company’s intangible assets of $5.5 million and $25.6 million, respectively. During the third quarter of 2014, the Company sold five dealerships in the U.S. and recognized a net gain of $16.6 million and also realized a $3.4 million tax benefit relative to deductible goodwill in the Brazil segment. In addition, the Company had a loss of $23.6 million and $22.8 million on the extinguishment of debt for the second and third quarters of 2014, respectively.
For more information on non-cash impairment charges, refer to Note 15, “Asset Impairments.”

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes), guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities had they operated on a stand-alone basis.
CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$6,338	$6,699	$—	$13,037
Contracts-in-transit and vehicle receivables, net	—	233,275	19,163	—	252,438
Accounts and notes receivable, net	—	132,078	25,690	—	157,768
Intercompany accounts receivable	—	1,192	—	(1,192)	—
Inventories, net	—	1,533,166	204,585	—	1,737,751
Deferred income taxes	264	13,845	—	—	14,109
Prepaid expenses and other current assets	5,586	9,117	13,149	—	27,852
Total current assets	5,850	1,929,011	269,286	(1,192)	2,202,955
PROPERTY AND EQUIPMENT, net	—	916,338	117,643	—	1,033,981
GOODWILL	—	809,775	45,140	—	854,915
INTANGIBLE FRANCHISE RIGHTS	—	285,659	21,929	—	307,588
INVESTMENT IN SUBSIDIARIES	2,388,081	—	—	(2,388,081)	—
OTHER ASSETS	—	9,321	6,169	—	15,490
Total assets	$2,393,931	$3,950,104	$460,167	$(2,389,273)	$4,414,929

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,261,606	$4,113	$—	$1,265,719
Offset account related to floorplan notes payable - credit facility	—	(110,759)	—	—	(110,759)
Floorplan notes payable — manufacturer affiliates	—	303,810	85,261	—	389,071
Offset account related to floorplan notes payable - manufacturer affiliates	—	(25,500)	—	—	(25,500)
Current maturities of long-term debt and short-term financing	—	47,186	8,007	—	55,193
Accounts payable	—	178,544	101,879	—	280,423
Intercompany accounts payable	500,171	—	1,192	(501,363)	—
Accrued expenses	—	167,509	17,814	—	185,323
Total current liabilities	500,171	1,822,396	218,266	(501,363)	2,039,470
LONG-TERM DEBT, net of current maturities	837,526	300,997	64,913	—	1,203,436
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	31,153	—	—	31,153
DEFERRED INCOME TAXES AND OTHER LIABILITIES	(1)	217,669	4,950	—	222,618
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,056,235	2,078,060	172,038	(2,388,081)	918,252
Intercompany note receivable	—	(500,171)	—	500,171	—
Total stockholders’ equity	1,056,235	1,577,889	172,038	(1,887,910)	918,252
Total liabilities and stockholders’ equity	$2,393,931	$3,950,104	$460,167	$(2,389,273)	$4,414,929

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2014

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$25,379	$15,596	$—	$40,975
Contracts-in-transit and vehicle receivables, net	—	218,361	19,087	—	237,448
Accounts and notes receivable, net	—	117,427	33,903	—	151,330
Intercompany accounts receivable	—	276,217	—	(276,217)	—
Inventories, net	—	1,342,022	214,683	—	1,556,705
Deferred income taxes	196	10,866	—	—	11,062
Prepaid expenses and other current assets	590	22,039	15,070	—	37,699
Total current assets	786	2,012,311	298,339	(276,217)	2,035,219
PROPERTY AND EQUIPMENT, net	—	839,063	111,325	—	950,388
GOODWILL	—	700,642	129,735	—	830,377
INTANGIBLE FRANCHISE RIGHTS	—	257,502	46,445	—	303,947
INVESTMENT IN SUBSIDIARIES	1,964,442	—	—	(1,964,442)	—
OTHER ASSETS	—	10,120	11,441	—	21,561
Total assets	$1,965,228	$3,819,638	$597,285	$(2,240,659)	$4,141,492

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,137,743	$5,503	$—	$1,143,246
Offset account related to floorplan notes payable - credit facility	—	(39,616)	—	—	(39,616)
Floorplan notes payable — manufacturer affiliates	—	207,329	100,327	—	307,656
Offset account related to floorplan notes payable - manufacturer affiliates	—	(22,500)	—	—	(22,500)
Current maturities of long-term debt and short-term financing	—	61,185	11,445	—	72,630
Accounts payable	—	176,143	112,177	—	288,320
Intercompany accounts payable	295,421	—	276,217	(571,638)	—
Accrued expenses	—	149,700	22,763	—	172,463
Total current liabilities	295,421	1,669,984	528,432	(571,638)	1,922,199
LONG-TERM DEBT, net of current maturities	609,812	347,202	51,823	—	1,008,837
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	25,311	—	—	25,311
DEFERRED INCOME TAXES AND OTHER LIABILITIES	—	193,077	14,058	—	207,135
STOCKHOLDERS’ EQUITY:					—
Group 1 stockholders’ equity	1,059,995	1,879,485	2,972	(1,964,442)	978,010
Intercompany note receivable	—	(295,421)	—	295,421	—
Total stockholders’ equity	1,059,995	1,584,064	2,972	(1,669,021)	978,010
Total liabilities and stockholders’ equity	$1,965,228	$3,819,638	$597,285	$(2,240,659)	$4,141,492

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$8,893,990	$1,738,515	$—	$10,632,505
COST OF SALES:	—	7,555,043	1,543,490	—	9,098,533
GROSS PROFIT	—	1,338,947	195,025	—	1,533,972
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,024	950,268	167,541	—	1,120,833
DEPRECIATION AND AMORTIZATION EXPENSE	—	41,220	6,019	—	47,239
ASSET IMPAIRMENTS	—	18,899	68,663	—	87,562
(LOSS) INCOME FROM OPERATIONS	(3,024)	328,560	(47,198)	—	278,338
OTHER EXPENSE:
Floorplan interest expense	—	(36,063)	(3,201)	—	(39,264)
Other interest expense, net	2,320	(52,276)	(6,947)	—	(56,903)
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(704)	240,221	(57,346)	—	182,171
BENEFIT (PROVISION) FOR INCOME TAXES	264	(89,698)	1,262	—	(88,172)
EQUITY IN EARNINGS OF SUBSIDIARIES	94,439	—	—	(94,439)	—
NET INCOME (LOSS)	$93,999	$150,523	$(56,084)	$(94,439)	$93,999
COMPREHENSIVE LOSS	—	(1,543)	(54,457)	—	(56,000)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$93,999	$148,980	$(110,541)	$(94,439)	$37,999

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31, 2014

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$8,175,242	$1,762,647	$—	$9,937,889
COST OF SALES:	—	6,929,334	1,560,617	—	8,489,951
GROSS PROFIT	—	1,245,908	202,030	—	1,447,938
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,796	883,442	175,726	—	1,061,964
DEPRECIATION AND AMORTIZATION EXPENSE	—	36,701	5,643	—	42,344
ASSET IMPAIRMENTS	—	15,571	25,949	—	41,520
(LOSS) INCOME FROM OPERATIONS	(2,796)	310,194	(5,288)	—	302,110
OTHER EXPENSE:
Floorplan interest expense	—	(34,061)	(7,553)	—	(41,614)
Other interest expense, net	2,272	(46,517)	(5,448)	—	(49,693)
Loss on extinguishment of long-term debt	—	(46,403)	—	—	(46,403)
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(524)	183,213	(18,289)	—	164,400
BENEFIT (PROVISION) FOR INCOME TAXES	196	(77,911)	6,319	—	(71,396)
EQUITY IN EARNINGS OF SUBSIDIARIES	93,332	—	—	(93,332)	—
NET INCOME (LOSS)	$93,004	$105,302	$(11,970)	$(93,332)	93,004
COMPREHENSIVE LOSS	—	(4,059)	(26,248)	—	(30,307)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$93,004	$101,243	$(38,218)	$(93,332)	62,697

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31, 2013

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$7,353,340	$1,565,241	$—	$8,918,581
COST OF SALES:	—	6,236,925	1,389,110	—	7,626,035
GROSS PROFIT	—	1,116,415	176,131	—	1,292,546
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,922	817,907	151,027	—	976,856
DEPRECIATION AND AMORTIZATION EXPENSE	—	31,670	4,156	—	35,826
ASSET IMPAIRMENTS	—	6,542	—	—	6,542
(LOSS) INCOME FROM OPERATIONS	(7,922)	260,296	20,948	—	273,322
OTHER EXPENSE:
Floorplan interest expense	—	(33,789)	(7,878)	—	(41,667)
Other interest expense, net	1,846	(37,982)	(2,835)	—	(38,971)
Other expense, net	—	—	(789)	—	(789)
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(6,076)	188,525	9,446	—	191,895
BENEFIT (PROVISION) FOR INCOME TAXES	2,277	(73,092)	(7,088)	—	(77,903)
EQUITY IN EARNINGS OF SUBSIDIARIES	117,791	—	—	(117,791)	—
NET INCOME (LOSS)	$113,992	$115,433	$2,358	$(117,791)	113,992
COMPREHENSIVE INCOME (LOSS)	—	13,081	(31,701)	—	(18,620)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$113,992	$128,514	$(29,343)	$(117,791)	$95,372

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$93,999	$49,710	$(2,662)	$141,047
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(212,252)	—	(212,252)
Proceeds from disposition of franchises, property and equipment	—	40,833	748	41,581
Purchases of property and equipment, including real estate	—	(97,009)	(23,243)	(120,252)
Other	—	6,421	—	6,421
Net cash used in investing activities	—	(262,007)	(22,495)	(284,502)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	7,557,237	—	7,557,237
Repayments on credit facility - floorplan line and other	—	(7,504,516)	—	(7,504,516)
Borrowings on credit facility - acquisition line	489,548	—	—	489,548
Repayment on credit facility - acquisition line	(557,696)	—	—	(557,696)
Principal payments on real estate credit facility	—	(3,340)	—	(3,340)
Net borrowings on 5.25% Senior Unsecured Notes	296,250	—	—	296,250
Debt issue costs	—	(788)	—	(788)
Borrowings on other debt	—	451	59,404	59,855
Principal payments on other debt	—	(1,386)	(62,383)	(63,769)
Borrowings on debt related to real estate	—	9,596	22,430	32,026
Principal payments on debt related to real estate loans	—	(64,894)	(3,845)	(68,739)
Issuance of common stock to benefit plans, net	214	—	—	214
Repurchases of common stock, amounts based on settlement date	(97,473)	—	—	(97,473)
Tax effect from stock-based compensation	—	2,142	—	2,142
Dividends paid	(19,942)	—	—	(19,942)
Borrowings (repayments) with subsidiaries	220,281	(211,236)	(9,045)	—
Investment in subsidiaries	(425,181)	409,990	15,191	—
Distributions to parent	—	—	—	—
Net cash (used in) provided by financing activities	(93,999)	193,256	21,752	121,009
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(5,492)	(5,492)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(19,041)	(8,897)	(27,938)
CASH AND CASH EQUIVALENTS, beginning of period	—	25,379	15,596	40,975
CASH AND CASH EQUIVALENTS, end of period	$—	$6,338	$6,699	$13,037

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2014

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(327)	$235,236	$(36,621)	$198,288
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(306,364)	(30,187)	(336,551)
Proceeds from disposition of franchises, property and equipment	—	141,147	3,450	144,597
Purchases of property and equipment, including real estate	—	(140,407)	(9,985)	(150,392)
Other	—	(4,705)	—	(4,705)
Net cash used in investing activities	—	(310,329)	(36,722)	(347,051)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	7,832,014	—	7,832,014
Repayments on credit facility - floorplan line and other	—	(7,802,719)	—	(7,802,719)
Borrowings on credit facility - acquisition line	389,368	—	—	389,368
Repayment on credit facility - acquisition line	(379,681)	—	—	(379,681)
Borrowings on real estate credit facility	—	200	—	200
Principal payments on real estate credit facility	—	(9,917)	—	(9,917)
Net borrowings on 5.00% Senior Unsecured Notes	539,600	—	—	539,600
Debt issue costs	(1,881)	—	—	(1,881)
Repurchase of 3.00% Convertible Notes	(260,074)	—	—	(260,074)
Proceeds from Call/Warrant Unwind related to 3.00% Convertible Notes	32,697	—	—	32,697
Conversion and redemption of 2.25% Convertible Notes	(182,756)	—	—	(182,756)
Borrowings on other debt	—	—	91,137	91,137
Principal payments on other debt	—	—	(85,905)	(85,905)
Borrowings on debt related to real estate	—	86,522	25,457	111,979
Principal payments on debt related to real estate loans	—	(33,143)	(16,890)	(50,033)
Issuance of common stock to benefit plans, net	(321)	—	—	(321)
Repurchases of common stock, amounts based on settlement date	(36,802)	—	—	(36,802)
Tax effect from stock-based compensation	—	1,841	—	1,841
Dividends paid	(17,097)	—	—	(17,097)
Borrowings (repayments) with subsidiaries	78,199	(141,824)	63,625	—
Investment in subsidiaries	(160,925)	161,073	(148)	—
Distributions to parent	—	2,119	(2,119)	—
Net cash provided by financing activities	327	96,166	75,157	171,650
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(2,127)	(2,127)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	21,073	(313)	20,760
CASH AND CASH EQUIVALENTS, beginning of period	—	4,306	15,909	20,215
CASH AND CASH EQUIVALENTS, end of period	$—	$25,379	$15,596	$40,975

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2013

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(3,797)	$47,525	$8,644	$52,372
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(131,654)	(138,206)	(269,860)
Proceeds from disposition of franchises, property and equipment	—	102,069	117	102,186
Purchases of property and equipment, including real estate	—	(73,615)	(29,243)	(102,858)
Other	—	1,878	—	1,878
Net cash used in investing activities	—	(101,322)	(167,332)	(268,654)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	6,379,328	—	6,379,328
Repayments on credit facility - floorplan line and other	—	(6,153,677)	—	(6,153,677)
Borrowings on credit facility - acquisition line	60,000	—	—	60,000
Borrowings on real estate credit facility	—	19,640	—	19,640
Principal payments on real estate credit facility	—	(8,597)	—	(8,597)
Borrowings of other debt	—	—	10,289	10,289
Principal payments of other debt	—	—	(71,170)	(71,170)
Principal payments of long-term debt related to real estate loans	—	(21,038)	(15,940)	(36,978)
Borrowings of debt related to real estate	—	27,925	27,420	55,345
Issuance of common stock to benefit plans, net	(1,822)	—	—	(1,822)
Repurchases of common stock, amounts based on settlement date	(3,553)	—	—	(3,553)
Tax effect from stock-based compensation	—	2,993	—	2,993
Dividends paid	(15,805)	—	—	(15,805)
Borrowings (repayments) with subsidiaries	50,651	(278,850)	228,199	—
Investment in subsidiaries	(85,674)	86,038	(364)	—
Distributions to parent	—	—	—	—
Net cash provided by financing activities	3,797	53,762	178,434	235,993
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(4,146)	(4,146)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(35)	15,600	15,565
CASH AND CASH EQUIVALENTS, beginning of period	—	4,341	309	4,650
CASH AND CASH EQUIVALENTS, end of period	$—	$4,306	$15,909	$20,215

EXHIBIT INDEX

Exhibit Number		Description
2.1	—
Share Purchase Agreement dated as of January 24, 2013, by and among Group 1 Automotive, Inc. and the Shareholders of UAB Motors Participações S.A. named therein and UAB Motors Participações S.A., as Intervening and Consenting Party (Incorporated by reference to Exhibit 2.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed January 30, 2013)

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
Seconded Amended and Restated Bylaws of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 3.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)

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

4.6	—
Indenture, dated as of December 8, 2015, by and among Group 1 Automotive, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed December 9, 2015

4.7	—	Form of 5.250% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed December 9, 2015)
10.1	—
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

Exhibit Number		Description
10.2	—
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

10.25*	—	Group 1 Automotive, Inc. 2015 Short Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 2, 2015)
10.26*	—
Officer’s Terms of Engagement and Guarantees between UAB Motors Participações S.A. and Lincoln da Cunha Pereira Filho dated as of February 28, 2013 (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2013)

10.27*	—
Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)

10.28*	—
First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)

10.29*	—
Second Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2009)

10.30*	—
Third Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 15, 2010)

10.31*	—
Group 1 Automotive, Inc. 2007 Long Term Incentive Plan (As Amended and Restated Effective as of March 11, 2010) (Incorporated by reference to Exhibit A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed on April 8, 2010)

10.32*	—	Group 1 Automotive, Inc. 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed April 10, 2014)
10.33*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10.34*	—
Form of Senior Executive Officer Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)

10.35*	—
Form of Restricted Stock Agreement with Qualified Retirement Provisions (Incorporated by reference to Exhibit 10.27 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2011)

10.36*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)

Exhibit Number		Description
10.37*	—
Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)

10.38*	—
Form of Phantom Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)

10.39*	—
Employment Agreement dated effective May 19, 2015 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)

10.40*	—
Non-Compete Agreement dated effective May 19, 2015 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)

10.41†*	—	Transition Agreement dated December 18, 2015 between Group 1 Automotive, Inc. and J. Brooks O’Hara
10.42†*	—	Employment Agreement dated December 18, 2015 between Group 1 Automotive, Inc. and J. Brooks O’Hara
10.43*	—
Employment Agreement dated January 1, 2009 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)

10.44*	—
Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)

10.45*	—
Employment Agreement dated effective as of December 1, 2009 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 16, 2009)

10.46*	—
Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)

10.47*	—
Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated January 1, 2010 between Group 1 Automotive, Inc. and Mark J. Iuppenlatz (Incorporated by reference to Exhibit 10.48 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)

10.48*	—
Group 1 Automotive, Inc. Corporate Aircraft Usage Policy (Incorporated by reference to Exhibit 10.49 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)

10.49*	—
Description of UAB Motors Participações S.A. Bonus Plan for 2013 (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2013)

10.50*	—
Form of Senior Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.51*	—
Form of Restricted Stock Agreement with Qualified Retirement Provisions (incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.52*	—
Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.53*	—
Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.54*	—
Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.7 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.55*	—
Form of Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

11.1	—	Statement re Computation of Per Share Earnings (Incorporated by reference to Note 6 to the financial statements)

Exhibit Number		Description
12.1†	—	Statement re Computation of Ratios
21.1†	—	Group 1 Automotive, Inc. Subsidiary List
23.1†	—	Consent of Ernst & Young LLP
31.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith

*	Management contract or compensatory plan or arrangement

**	Furnished herewith