Form 10-Q
period 2016-03-31
GROUP 1 AUTOMOTIVE INC
filed 2016-05-03
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes  ☐    No  ☑
As of April 30, 2016, the registrant had 22,095,331 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited, in thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,381	$13,037
Contracts-in-transit and vehicle receivables, net	209,542	252,438
Accounts and notes receivable, net	154,162	157,768
Inventories, net	1,826,531	1,737,751
Prepaid expenses and other current assets	41,463	27,376
Total current assets	2,254,079	2,188,370
PROPERTY AND EQUIPMENT, net	1,063,852	1,033,981
GOODWILL	886,293	854,915
INTANGIBLE FRANCHISE RIGHTS	319,895	307,588
OTHER ASSETS	9,727	11,862
Total assets	$4,533,846	$4,396,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility and other	$1,239,792	$1,265,719
Offset account related to floorplan notes payable - credit facility	(104,081)	(110,759)
Floorplan notes payable - manufacturer affiliates	437,672	389,071
Offset account related to floorplan notes payable - manufacturer affiliates	(30,000)	(25,500)
Current maturities of long-term debt and short-term financing	37,506	54,991
Accounts payable	327,594	280,423
Accrued expenses	194,870	185,323
Total current liabilities	2,103,353	2,039,268
LONG-TERM DEBT, net of current maturities	1,256,679	1,199,534
DEFERRED INCOME TAXES	138,984	136,644
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	43,122	31,153
OTHER LIABILITIES	78,915	71,865
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,708 and 25,706 issued, respectively	257	257
Additional paid-in capital	283,196	291,092
Retained earnings	955,326	926,169
Accumulated other comprehensive loss	(144,856)	(137,984)
Treasury stock, at cost; 2,700 and 2,291 shares, respectively	(181,130)	(161,282)
Total stockholders’ equity	912,793	918,252
Total liabilities and stockholders’ equity	$4,533,846	$4,396,716

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,409,851	$1,332,724
Used vehicle retail sales	688,171	623,193
Used vehicle wholesale sales	101,592	100,192
Parts and service sales	308,592	282,189
Finance, insurance and other, net	100,149	94,556
Total revenues	2,608,355	2,432,854
COST OF SALES:
New vehicle retail sales	1,338,124	1,262,993
Used vehicle retail sales	638,971	577,072
Used vehicle wholesale sales	100,143	97,513
Parts and service sales	142,016	131,392
Total cost of sales	2,219,254	2,068,970
GROSS PROFIT	389,101	363,884
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	293,664	271,469
DEPRECIATION AND AMORTIZATION EXPENSE	12,464	11,684
ASSET IMPAIRMENTS	932	—
INCOME FROM OPERATIONS	82,041	80,731
OTHER EXPENSE:
Floorplan interest expense	(11,010)	(9,348)
Other interest expense, net	(16,929)	(13,911)
INCOME BEFORE INCOME TAXES	54,102	57,472
PROVISION FOR INCOME TAXES	(19,811)	(21,657)
NET INCOME	$34,291	$35,815
BASIC EARNINGS PER SHARE	$1.47	$1.47
Weighted average common shares outstanding	22,448	23,443
DILUTED EARNINGS PER SHARE	$1.47	$1.47
Weighted average common shares outstanding	22,453	23,446
CASH DIVIDENDS PER COMMON SHARE	$0.22	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2016	2015
	(Unaudited, in thousands)
NET INCOME	$34,291	$35,815
Other comprehensive loss, net of taxes:
Foreign currency translation adjustment	2,155	(30,594)
Net unrealized loss on interest rate risk management activities:
Unrealized loss arising during the period, net of tax benefit of $6,685 and $3,907, respectively	(11,141)	(6,513)
Reclassification adjustment for loss included in interest expense, net of tax provision of $1,269 and $1,180, respectively	2,114	1,967
Net unrealized loss on interest rate risk management activities, net of tax	(9,027)	(4,546)
OTHER COMPREHENSIVE LOSS, NET OF TAXES	(6,872)	(35,140)
COMPREHENSIVE INCOME	$27,419	$675

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount					Total
	(Unaudited, in thousands)
BALANCE, December 31, 2015	25,706	$257	$291,092	$926,169	$(137,984)	$(161,282)	$918,252
Net income	—	—	—	34,291	—	—	34,291
Other comprehensive loss, net	—	—	—	—	(6,872)	—	(6,872)
Purchases of treasury stock	—	—	—	—	—	(31,945)	(31,945)
Net issuance of treasury shares to employee stock compensation plans	2	—	(13,340)	—	—	12,097	(1,243)
Stock-based compensation, including tax effect of $53	—	—	5,444	—	—	—	5,444
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(5,134)	—	—	(5,134)
BALANCE, March 31, 2016	25,708	$257	$283,196	$955,326	$(144,856)	$(181,130)	$912,793

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,291	$35,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,464	11,684
Deferred income taxes	5,000	3,320
Asset impairments	932	—
Stock-based compensation	5,511	4,888
Amortization of debt discount and issue costs	484	899
Gain on disposition of assets	(590)	8
Tax effect from stock-based compensation	53	(1,004)
Other	666	1,729
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	32,180	(10,329)
Accounts and notes receivable	10,804	6,275
Inventories	(55,737)	(1,469)
Contracts-in-transit and vehicle receivables	50,262	10,487
Prepaid expenses and other assets	4,476	2,589
Floorplan notes payable - manufacturer affiliates	15,410	(6,589)
Deferred revenues	(131)	(136)
Net cash provided by operating activities	116,075	58,167
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(51,110)	(50,142)
Proceeds from disposition of franchises, property and equipment	13,871	1,171
Purchases of property and equipment, including real estate	(33,702)	(23,157)
Other	(106)	287
Net cash used in investing activities	(71,047)	(71,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	1,648,527	1,597,034
Repayments on credit facility - floorplan line and other	(1,666,103)	(1,641,072)
Borrowings on credit facility - acquisition line	40,000	189,933
Repayment on credit facility - acquisition line	(40,000)	(135,907)
Borrowings on other debt	7,415	13,678
Principal payments on other debt	(12,768)	(10,644)
Borrowings on debt related to real estate, net of debt issue costs	30,331	17,600
Principal payments on debt related to real estate	(5,538)	(6,458)
Employee stock purchase plan purchases, net of employee tax withholdings	(1,243)	(2,140)
Repurchases of common stock, amounts based on settlement date	(31,945)	(16,175)
Tax effect from stock-based compensation	(53)	1,004
Dividends paid	(5,148)	(4,892)
Net cash (used in) provided by financing activities	(36,525)	1,961
EFFECT OF EXCHANGE RATE CHANGES ON CASH	841	(2,983)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,344	(14,696)
CASH AND CASH EQUIVALENTS, beginning of period	13,037	40,975
CASH AND CASH EQUIVALENTS, end of period	$22,381	$26,279
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable	$22,274	$10,035

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry with business activities in 14 states in the United States of America ("U.S."), 19 towns in the United Kingdom ("U.K.") and three states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the "Company" in these Notes to Consolidated Financial Statements.
The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. As of March 31, 2016, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (37 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, and South Carolina), and (b) the West (77 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). The U.S. regional vice presidents report directly to the Company's Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. In addition, as of March 31, 2016, the Company had two international regions: (a) the U.K. region, which consisted of 29 dealerships in the U.K. and (b) the Brazil region, which consisted of 17 dealerships in Brazil. The operations of the Company's international regions are structured similarly to the U.S. regions, each with a regional vice president reporting directly to the Company's Chief Executive Officer.
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
Basis of Presentation
The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying unaudited condensed Consolidated Financial Statements. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for any other interim period or for the entire fiscal year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).
All business acquisitions completed during the periods presented have been accounted for using the purchase method of accounting, and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on estimates of fair value and are subject to change within the purchase price allocation period (generally one year from the respective acquisition date). All intercompany balances and transactions have been eliminated in consolidation.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Variable Interest Entity
In 2013, the Company entered into arrangements to provide a related-party entity, which owns and operates retail automotive dealerships, a fixed-interest-rate working capital loan and various administrative services for a variable fee, both of which constitute variable interests in the entity. The Company's exposure to loss as a result of its involvement in the entity includes the balance outstanding under the loan arrangement. The Company holds an 8% equity ownership interest in the entity. The Company has determined that the entity meets the criteria of a variable interest entity ("VIE"). The terms of the loan and services agreements provide the Company with the right to control the activities of the VIE that most significantly impact the VIE's economic performance, the obligation to absorb potentially significant losses of the VIE and the right to receive potentially significant benefits from the VIE. Accordingly, the Company qualified as the VIE's primary beneficiary and consolidated the assets and liabilities of the VIE as of March 31, 2016 and December 31, 2015, as well as the results of operations of the VIE beginning on the effective date of the variable interests arrangements to March 31, 2016. The floorplan notes payable liability of the VIE is securitized by the new and used vehicle inventory of the VIE. The carrying amounts and classification of assets (which can only be used to settle the liabilities of the VIE) and liabilities (for which creditors do not have recourse to the general credit of the Company) that are included in the Company's consolidated statements of financial position for the consolidated VIE as of March 31, 2016 and December 31, 2015, are as follows (in thousands):

	March 31, 2016	December 31, 2015
Current assets	$17,596	$12,849
Non-current assets	12,106	11,022
Total assets	$29,702	$23,871
Current liabilities	$13,950	$8,257
Non-current liabilities	18,820	17,064
Total liabilities	$32,770	$25,321
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as non-current within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The Company has elected to early adopt ASU 2015-17 during the first quarter of fiscal 2016, with retrospective application. Accordingly, deferred tax assets in the amount of $14.1 million, which were previously classified as current assets at December 31, 2015, were reclassified to non-current deferred income tax liabilities on the Company's Consolidated Balance Sheets to conform to current year presentation.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The amendments in the accounting standard require debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The amendments in this ASU are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015. The Company adopted ASU 2015-03 during the first quarter of fiscal 2016, with retrospective application. Accordingly, debt issuance costs in the amounts of $0.5 million and $3.6 million, which were previously classified as current and long-term assets, respectively, at December 31, 2015, were reclassified as a direct reduction from the carrying amount of the related debt liability on the Company's Consolidated Balance Sheets to conform to current year presentation.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments. The amendments in the accounting standard eliminate the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The amendments also require that the acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendments in this ASU are to be applied prospectively to adjustments to provisional amounts that occur after the effective date and are effective for interim and annual periods beginning after December 15, 2015. The Company adopted ASU 2015-16 during the first quarter of fiscal 2016. The adoption of this amendment did not materially impact the Company's financial statements.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements
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
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Simplifying the Measurement of Inventory. The amendments in the accounting standard replace the lower of cost or market test with a lower of cost and net realizable value test. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption to materially impact its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this ASU relate to the accounting of leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact the adoption of the ASU will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The amendment addresses several aspects of the accounting for share-based payment award transactions, including: income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.
2. ACQUISITIONS AND DISPOSITIONS
During the three months ended March 31, 2016, the Company acquired 12 U.K. dealerships, inclusive of 15 franchises. The purchase price for these dealerships totaled $56.1 million, including the associated real estate and goodwill. Also, included in the purchase price of $56.1 million was $3.9 million of cash received in the acquisition of the dealerships and a payable to the seller as of March 31, 2016 of $1.1 million. The purchase price has been allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The allocation of the purchase price is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the respective acquisition date). In addition, during the three months ended March 31, 2016, the Company disposed of two U.S. dealerships and two dealerships in Brazil. As a result of these U.S. and Brazil dealership dispositions, a net pretax gain of $0.9 million and a net pretax loss of $1.0 million, respectively, were recognized for the three months ended March 31, 2016.
During the three months ended March 31, 2015, the Company acquired one dealership in the U.S. and disposed of one dealership in the U.S.
3. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES
The periodic interest rates of the Revolving Credit Facility (as defined in Note 8, “Credit Facilities”) and certain variable-rate real estate related borrowings in the U.S. are indexed to the one-month London Inter Bank Offered Rate (“LIBOR”), plus an associated company credit risk rate. In order to minimize the earnings variability related to fluctuations in these rates, the Company employs an interest rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable interest rate exposure for a fixed interest rate over terms not to exceed the related variable-rate debt.
The Company presents the fair value of all derivatives on its Consolidated Balance Sheets. The Company measures the fair value of its interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of its derivative instruments. In measuring fair value, the Company utilizes the option-pricing Black-Scholes present value technique for all of its derivative instruments. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The fair value

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

estimate of the interest rate derivative instruments also considers the credit risk of the Company for instruments in a liability position or the counterparty for instruments in an asset position. The credit risk is calculated by using the spread between the one-month LIBOR yield curve and the relevant average 10 and 20-year rate according to Standard and Poor’s. The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the hierarchy framework as described by Accounting Standards Codification ("ASC") 820, Fair Value Measurement.
The related gains or losses on these interest rate derivatives are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the Company’s accompanying Consolidated Statements of Operations. All of the Company’s interest rate hedges are designated as cash flow hedges. At March 31, 2016, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for the three months ended March 31, 2016 or 2015, respectively.
The Company held interest rate swaps in effect as of March 31, 2016 of $617.5 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.6%. The Company records the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense. For the three months ended March 31, 2016 and 2015, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.8 million and $2.7 million, respectively. Total floorplan interest expense was $11.0 million and $9.3 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, the Company entered into four interest rate swaps with an aggregate notional value of $36.2 million that were immediately effective.
In addition to the $617.5 million of swaps in effect as of March 31, 2016, the Company held 17 additional interest rate swaps with forward start dates between December 2016 and January 2019 and expiration dates between December 2019 and December 2021. The aggregate notional value of these 17 forward-starting swaps was $850.0 million, and the weighted average interest rate was 2.3%. In addition to the four interest rate swaps entered into during the first quarter of 2016 mentioned above, four forward-starting interest rate swaps with an aggregate notional value of $200.0 million were added in the three months ended March 31, 2016. The combination of the interest rate swaps currently in effect and these forward-starting swaps is structured such that the notional value in effect through March 2023 does not exceed $908.6 million, which is less than the Company's expectation for variable rate debt outstanding during such period.
As of March 31, 2016 and December 31, 2015, the Company reflected liabilities from interest rate risk management activities of $45.6 million and $31.2 million, respectively, in its Consolidated Balance Sheets. Included in Accumulated Other Comprehensive Loss at March 31, 2016 and 2015 were accumulated unrealized losses, net of income taxes, totaling $28.5 million and $22.5 million, respectively, related to these interest rate swaps.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the impact during the current and comparative prior year periods for the Company's derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Loss, Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	2016	2015
	(In thousands)
Interest rate swap contracts	$(11,141)	$(6,513)

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Three Months Ended March 31,
	2016	2015
	(In thousands)
Floorplan interest expense	$(2,758)	$(2,708)
Other interest expense	(625)	(439)
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
Long Term Incentive Plan
The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of March 31, 2016, there were 1,265,911 shares available for issuance under the Incentive Plan.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the restricted stock awards as of March 31, 2016, along with the changes during the three months then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	893,360	$69.16
Granted	193,070	52.69
Vested	(185,220)	56.51
Forfeited	(5,780)	77.32
Nonvested at March 31, 2016	895,430	$68.17
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of March 31, 2016, there were 1,373,804 shares available for issuance under the Purchase Plan. During the three months ended March 31, 2016 and 2015, the Company issued 40,877 and 26,280 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company's Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $15.61 and $18.72 during the three months ended March 31, 2016 and 2015, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $5.5 million and $4.9 million for the three months ended March 31, 2016 and 2015, respectively. Cash received from Purchase Plan purchases was $2.0 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively. The effect of tax deductions for restricted stock vested was less than the associated book expense previously recognized, which reduced additional paid-in capital by $0.1 million for the three months ended March 31, 2016. Comparatively, the tax benefit realized for the tax deductions from vesting of restricted shares totaled $1.0 million and increased additional paid in capital for the three months ended March 31, 2015.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the calculation of EPS for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	22,448	23,443
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	5	3
Weighted average dilutive common shares outstanding	22,453	23,446
Basic:
Net Income	$34,291	$35,815
Less: Earnings allocated to participating securities	1,348	1,388
Earnings available to basic common shares	$32,943	$34,427
Basic earnings per common share	$1.47	$1.47
Diluted:
Net Income	$34,291	$35,815
Less: Earnings allocated to participating securities	1,348	1,388
Earnings available to diluted common shares	$32,943	$34,427
Diluted earnings per common share	$1.47	$1.47
6. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The Company's effective income tax rate of 36.6% of pretax income for the three months ended March 31, 2016 differed from the U.S. federal statutory rate of 35.0% due primarily to taxes provided for in U.S. state and foreign jurisdictions in which the Company operates, as well as valuation allowances provided for net operating losses in certain U.S. states and in Brazil.
For the three months ended March 31, 2016, the Company's effective tax rate decreased to 36.6% compared to 37.7% for the same period in 2015. This decrease was primarily due to the mixed effect resulting from proportionately more pretax income generated in the Company's U.K. region, partially offset by valuation allowances provided for net operating losses in certain U.S. states and in Brazil.
As of March 31, 2016 and December 31, 2015, the Company had no unrecognized tax benefits with respect to uncertain tax positions and did not incur any interest and penalties nor did it accrue any interest for the three months ended March 31, 2016. When applicable, consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Taxable years 2011 and subsequent remain open for examination by the Company’s major taxing jurisdictions.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following:

	March 31, 2016	December 31, 2015
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$89,279	$93,206
Parts and service receivables	34,793	32,479
Finance and insurance receivables	19,892	22,374
Other	12,988	12,913
Total accounts and notes receivable	156,952	160,972
Less allowance for doubtful accounts	2,790	3,204
Accounts and notes receivable, net	$154,162	$157,768
Inventories consisted of the following:

	March 31, 2016	December 31, 2015
	(unaudited)
	(In thousands)
New vehicles	$1,304,103	$1,262,797
Used vehicles	309,969	275,508
Rental vehicles	145,780	134,509
Parts, accessories and other	74,133	72,917
Total inventories	1,833,985	1,745,731
Less lower of cost or market reserves	7,454	7,980
Inventories, net	$1,826,531	$1,737,751
New and used vehicles are valued at the lower of specific cost or market and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost (determined on either a first-in, first-out or an average cost basis) or market.
Property and equipment consisted of the following:

	Estimated Useful Lives in Years	March 31, 2016	December 31, 2015
	(unaudited)
		(dollars in thousands)
Land	—	$374,545	$364,475
Buildings	30 to 50	511,857	505,414
Leasehold improvements	varies	159,267	155,585
Machinery and equipment	7 to 20	95,613	90,993
Furniture and fixtures	3 to 10	86,683	82,688
Company vehicles	3 to 5	11,890	11,603
Construction in progress	—	68,178	58,361
Total		1,308,033	1,269,119
Less accumulated depreciation		244,181	235,138
Property and equipment, net		$1,063,852	$1,033,981
During the three months ended March 31, 2016, the Company incurred $20.7 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s dealerships and facilities, excluding $32.7 million of capital expenditures accrued as of December 31, 2015. As of March 31, 2016, the Company had accrued $22.3 million of capital expenditures. In addition, the Company purchased real estate (including land and buildings) during the three months ended March 31, 2016 associated with existing dealership operations totaling $2.6 million. And, in conjunction with the acquisition of dealerships and franchises in the three months ended March 31, 2016, the Company acquired $26.2 million of real estate and other property and equipment.
As of March 31, 2016 and December 31, 2015, the Company determined that certain real estate investments qualified for held-for-sale treatment. As a result, the Company classified the carrying value after adjustment to estimated fair market value of the real estate, totaling $3.6 million and $1.4 million, respectively, in prepaid and other current assets in its Consolidated Balance Sheets.
8. CREDIT FACILITIES
In the U.S., the Company has a $1.7 billion revolving syndicated credit arrangement that matures on June 20, 2018 and is comprised of 24 financial institutions, including six manufacturer-affiliated finance companies (“Revolving Credit Facility”). The Company also has a $300.0 million floorplan financing arrangement (“FMCC Facility”) with Ford Motor Credit Company (“FMCC”) for financing of new Ford vehicles in the U.S. and other floorplan financing arrangements with several other automobile manufacturers for financing of a portion of its U.S. rental vehicle inventory. In the U.K., the Company has financing arrangements with BMW Financial Services, Volkswagen Finance and FMCC for financing of its new and used vehicles. In Brazil, the Company has financing arrangements for new, used, and rental vehicles with several financial institutions, most of which are manufacturer affiliated. Within the Company's Consolidated Balance Sheets, Floorplan notes payable - credit facility and other primarily reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts related to the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of a portion of the Company's rental vehicles in the U.S., as well as the financing of new, used, and rental vehicles in both the U.K. and Brazil. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities.
Revolving Credit Facility
The Revolving Credit Facility consists of two tranches, providing a maximum of $1.6 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $320.0 million and a minimum of $100.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.7 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or British pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $1.95 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the LIBOR plus 125 basis points for new vehicle inventory and the LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points, depending on the Company's total adjusted leverage ratio, for borrowings in U.S. dollars and a LIBOR equivalent plus 150 to 250 basis points, depending on the Company's total adjusted leverage ratio, on borrowings in euros or British pound sterling. The Floorplan Line requires a commitment fee of 0.20% per annum on the unused portion. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line also requires a commitment fee ranging from 0.25% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $100.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $3.4 million of related unamortized costs as of March 31, 2016, which are included in Prepaid expenses and other current assets and Other Assets on the accompanying Consolidated Balance Sheets and amortized over the term of the facility.
After considering the outstanding balance of $1,133.3 million at March 31, 2016, the Company had $246.7 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $246.7 million available borrowings under the Floorplan Line was $104.1 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% as of March 31, 2016 and December 31, 2015, excluding the impact of the Company’s interest rate swaps. With regards to the Acquisition Line, there were no borrowings outstanding as of March 31, 2016 and December 31, 2015. After considering $37.1 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $282.9 million of available borrowing capacity under the Acquisition Line as of March 31, 2016. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company's U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of March 31, 2016, the Credit Facility Restricted Payment Basket totaled $122.7 million. As of March 31, 2016, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory in the U.S., including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days' notice by either party. As of March 31, 2016, the Company had an outstanding balance of $182.9 million under the FMCC Facility with an available floorplan borrowing capacity of $117.1 million. Included in the $117.1 million available borrowings under the FMCC Facility was $30.0 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.00% before considering the applicable incentives as of March 31, 2016.
Other Credit Facilities
The Company has credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities range from 1.73% to 3.95%. As of March 31, 2016. borrowings outstanding under these facilities totaled $103.4 million.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazil operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, range from 16.77% to 25.05%. As of March 31, 2016, borrowings outstanding under these facilities totaled $10.0 million.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. The interest rate charged on borrowings related to the Company’s rental vehicle fleet varies up to 5.00%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time. As of March 31, 2016. borrowings outstanding under these facilities totaled $111.3 million.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts and capitalized debt issuance costs. Long-term debt consisted of the following:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
5.00% Senior Notes (aggregate principal of $550,000 at March 31, 2016 and December 31, 2015)	$539,309	$538,933
5.25% Senior Notes (aggregate principal of $300,000 at March 31, 2016 and December 31, 2015)	295,186	295,156
Real Estate Related and Other Long-Term Debt	398,509	365,564
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 9.7% and 9.8%, respectively	50,883	51,902
	1,283,887	1,251,555
Less current maturities of other long-term debt	27,208	52,021
	$1,256,679	$1,199,534
Included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015, was $10.3 million and $3.0 million, respectively, of short-term financing that was due within one year.
5.00% Senior Notes
On June 2, 2014, the Company issued $350.0 million aggregate principal amount of its 5.00% Senior Notes due 2022("5.00% Notes") . Subsequently, on September 9, 2014, the Company issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes will mature on June 1, 2022 and pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. Using proceeds of certain equity offerings, the Company may redeem up to 35.0% of the 5.00% Notes prior to June 1, 2017, subject to certain conditions, at a redemption price equal to 105% of principal amount of the 5.00% Notes plus accrued and unpaid interest. Otherwise, the Company may redeem some or all of the 5.00% Notes prior to June 1, 2017 at a redemption price equal to 100% of the principal amount of the 5.00% Notes redeemed, plus an applicable premium, and plus accrued and unpaid interest. On or after June 1, 2017, the Company may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. The Company may be required to purchase the 5.00% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of the Company's existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt. The 5.00% Notes are guaranteed by substantially all of the Company's U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company's U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of its non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket under the terms of the 5.00% Notes is less restrictive than the Credit Facility Restricted Payment Basket. The 5.00% Notes were registered with the Securities and Exchange Commission in June 2015.
The underwriters' fees, discount and capitalized debt issuance costs relative to the 5.00% Notes totaled $13.1 million. These amounts are included as a direct reduction of the 5.00% Notes on the accompanying Consolidated Balance Sheets and are being amortized over a period of eight years. The 5.00% Notes are presented net of unamortized underwriters' fees, discount and debt issuance costs of $10.7 million as of March 31, 2016.
5.25% Senior Notes
On December 8, 2015, the Company issued 5.25% senior unsecured notes with a face amount of $300.0 million due to mature on December 15, 2023 (“5.25% Notes”). The 5.25% Notes pay interest semiannually, in arrears, in cash on each June 15 and December 15, beginning June 15, 2016. Using proceeds of certain equity offerings, the Company may redeem up to 35.0% of the 5.25% Notes prior to December 15, 2018, subject to certain conditions, at a redemption price equal to 105.25% of principal amount of the 5.25% Notes plus accrued and unpaid interest. Otherwise, the Company may redeem some or all of the 5.25% Notes prior to December 15, 2018 at a redemption price equal to 100% of the principal amount of the 5.25% Notes redeemed, plus an applicable make-whole premium, and plus accrued and unpaid interest. On or after December 15, 2018, the Company may redeem some or all of the 5.25% Notes at specified prices, plus accrued and unpaid interest. The Company may be required to purchase the 5.25% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.25% Notes indenture. The 5.25% Notes are senior unsecured obligations and rank equal in right of

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

payment to all of the Company’s existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt. The 5.25% Notes are guaranteed by substantially all of the Company’s U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company’s U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.25% Notes are structurally subordinated to the liabilities of its non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket under the terms of the 5.25% Notes is less restrictive than the Credit Facility Restricted Payment Basket.
The underwriters' fees and capitalized debt issuance costs relative to the 5.25% Notes totaled $5.0 million. These amounts are included as a direct reduction of the 5.25% Notes on the accompanying Consolidated Balance Sheets and are being amortized over a period of eight years. The 5.25% Notes are presented net of unamortized underwriters' fees and debt issuance costs of $4.8 million as of March 31, 2016.
Acquisition Line
See Note 8, "Credit Facilities," for further discussion on the Company's Revolving Credit Facility and Acquisition Line.
Real Estate Related and Other Long-Term Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with three of its manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), BMW Financial Services NA, LLC (“BMWFS”) and FMCC, as well as several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes are on specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.00% and 4.69%, and at variable indexed rates plus a spread between 1.50% and 2.50% per annum. The Company capitalized $2.7 million of related debt issuance costs related to the Real Estate Notes which are included as a direct reduction to the Real Estate Notes on the accompanying Consolidated Balance Sheets and are being amortized over the terms of the notes, $0.8 million of which remained unamortized as of March 31, 2016.
The Real Estate Notes consist of 54 term loans for an aggregate principal amount of $351.1 million. As of March 31, 2016, borrowings outstanding under these notes totaled $323.0 million, with $17.3 million classified as a current maturity of long-term debt. For the three months ended March 31, 2016, the Company made additional net borrowings and principal payments of $30.3 million and $3.4 million, respectively. The agreements provide for monthly payments based on 15 or 20-year amortization schedules and mature between May 2017 and December 2024. These Real Estate Notes are cross-collateralized and cross-defaulted with each other.
During the three months ended March 31, 2016, the Company divided one of the Real Estate Notes with third-party financial institutions into two separate notes, refinancing the mortgages and increasing the collective balance outstanding from $54.3 million to $84.7 million.
The Company has entered into 13 separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are being repaid in monthly installments and will mature by September 2034. As of March 31, 2016, borrowings under the U.K. Notes totaled $62.5 million, with $5.0 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the three months ended March 31, 2016, the Company assumed $8.3 million of term mortgage loans in conjunction with U.K. dealership acquisitions, made no additional borrowings and made principal payments of $1.2 million.
The Company has entered into a separate term mortgage loan in Brazil with a third-party financial institution to finance the purchase and construction of dealership properties (the "Brazil Note"). The Brazil Note is secured by the Company’s Brazilian properties as purchased and/or constructed, as well as a guarantee from the Company. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of March 31, 2016, borrowings under the Brazil Note totaled $3.8 million, with $0.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
The Company also has working capital loan agreements with third-party financial institutions in Brazil. The principal balance on these loans is due by February 2017 with interest only payments being made until the due date. As of March 31, 2016, borrowings under the Brazilian third-party loans totaled $6.1 million. For the three months ended March 31, 2016, the Company made no additional borrowings.
Fair Value of Long-Term Debt
The Company's outstanding 5.00% Notes had a fair value of $545.9 million as of March 31, 2016 and December 31, 2015. The Company's outstanding 5.25% Notes had a fair value of $298.5 million and $297.8 million as of March 31, 2016 and December 31, 2015, respectively. The Company's fixed interest rate borrowings included in real estate related and other long-term debt totaled $99.4 million and $100.7 million as of March 31, 2016 and December 31, 2015, respectively. The fair value of such fixed interest rate borrowings was $100.5 million and $102.4 million as of March 31, 2016 and December 31, 2015,

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2016 and December 31, 2015. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities recorded at fair value in the accompanying balance sheets as of March 31, 2016 and December 31, 2015, respectively, were as follows:

	As of March 31, 2016
	Level 1	Level 2	Total
	(In thousands)
Assets:
Investments	$—	$4,332	$4,332
Demand obligations	$—	$131	$131
Total	$—	$4,463	$4,463
Liabilities:
Interest rate derivative financial instruments	$—	$45,566	$45,566
Total	$—	$45,566	$45,566

	As of December 31, 2015
	Level 1	Level 2	Total
	(In thousands)
Assets:
Investments	$—	$4,235	$4,235
Demand obligations	$—	$131	$131
Interest rate derivative financial instruments	$—	$31	$31
Total	$—	$4,397	$4,397
Liabilities:
Interest rate derivative financial instruments	$—	$31,153	$31,153
Total	$—	$31,153	$31,153
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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships and continue to be primarily obligated on the lease. In these situations, the Company’s subsidiaries retain primary responsibility for the performance of certain obligations under such leases. To the extent that the Company remains primarily responsible under such leases, a quantification of such lease obligations is included in the Company's disclosure of future minimum lease payments for non-cancelable operating leases in Note 18, Operating Leases of the 2015 Form 10-K.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2015	$285,659	$7,773	$14,156	$307,588
Additions through acquisitions	—	11,258	—	11,258
Currency translation	—	(403)	1,452	1,049
BALANCE, March 31, 2016	$285,659	$18,628	$15,608	$319,895

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2015	$809,775	$35,320	$9,820	$854,915	(1)
Additions through acquisitions	—	34,123	—	34,123
Purchase price allocation adjustments	51	—	—	51
Disposals	(2,035)	—	(191)	(2,226)
Currency translation	—	(1,566)	1,002	(564)
Tax adjustments	(6)	—	—	(6)
BALANCE, March 31, 2016	$807,785	$67,877	$10,631	$886,293	(1)
(1) Net of accumulated impairment of $97.8 million.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31, 2016
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2015	$(118,532)	$(19,452)	$(137,984)
Other comprehensive income (loss) before reclassifications:
Pre-tax	2,155	(17,826)	(15,671)
Tax effect	—	6,685	6,685
Amounts reclassified from accumulated other comprehensive loss to:
Floorplan interest expense	—	2,758	2,758
Other interest expense	—	625	625
Tax effect	—	(1,269)	(1,269)
Net current period other comprehensive income (loss)	2,155	(9,027)	(6,872)
Balance, March 31, 2016	$(116,377)	$(28,479)	$(144,856)

	Three Months Ended March 31, 2015
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2014	$(64,075)	$(17,909)	$(81,984)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(30,594)	(10,420)	(41,014)
Tax effect	—	3,907	3,907
Amounts reclassified from accumulated other comprehensive loss to:
Floorplan interest expense	—	2,708	2,708
Other interest expense	—	439	439
Tax effect	—	(1,180)	(1,180)
Net current period other comprehensive loss	(30,594)	(4,546)	(35,140)
Balance, March 31, 2015	$(94,669)	$(22,455)	$(117,124)

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. SEGMENT INFORMATION
As of March 31, 2016, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segments and therefore the corporate financial results are included within the U.S. reportable segment.
Reportable segment revenue, income (loss) before income taxes, (provision) benefit for income taxes and net income (loss) were as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	U.S.		U.K.	Brazil	Total
	(In thousands)
Total revenues	$2,081,632		$431,896	$94,827	$2,608,355
Income (loss) before income taxes	50,204		5,520	(1,622)	54,102
(Provision) benefit for income taxes	(18,830)		(1,170)	189	(19,811)
Net income (loss)	$31,374	(1)	$4,350	$(1,433)	$34,291

	Three Months Ended March 31, 2015
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total revenues	$1,998,500	$299,541	$134,813	$2,432,854
Income (loss) before income taxes	53,156	5,121	(805)	57,472
Provision for income taxes	(20,361)	(999)	(297)	(21,657)
Net income (loss)	$32,795	$4,122	$(1,102)	$35,815
(1) Includes the following, after tax: loss due to catastrophic events of $1.7 million.

Reportable segment total assets as of March 31, 2016 and December 31, 2015 were as follows:

	As of March 31, 2016
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,871,312	$538,473	$124,061	$4,533,846

	As of December 31, 2015
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,923,001	$358,476	$115,239	$4,396,716

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes), guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities had they operated on a stand-alone basis.
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$5,366	$17,015	$—	$22,381
Contracts-in-transit and vehicle receivables, net	—	160,229	49,313	—	209,542
Accounts and notes receivable, net	—	115,308	38,854	—	154,162
Intercompany accounts receivable	—	2,874	—	(2,874)	—
Inventories, net	—	1,573,643	252,888	—	1,826,531
Prepaid expenses and other current assets	512	10,528	30,423	—	41,463
Total current assets	512	1,867,948	388,493	(2,874)	2,254,079
PROPERTY AND EQUIPMENT, net	—	919,728	144,124	—	1,063,852
GOODWILL	—	807,785	78,508	—	886,293
INTANGIBLE FRANCHISE RIGHTS	—	285,660	34,235	—	319,895
INVESTMENT IN SUBSIDIARIES	2,535,020	—	—	(2,535,020)	—
OTHER ASSETS	—	5,676	4,051	—	9,727
Total assets	$2,535,532	$3,886,797	$649,411	$(2,537,894)	$4,533,846

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,237,352	$2,440	$—	$1,239,792
Offset account related to floorplan notes payable - credit facility	—	(104,081)	—	—	(104,081)
Floorplan notes payable — manufacturer affiliates	—	324,274	113,398	—	437,672
Offset account related to floorplan notes payable - manufacturer affiliates	—	(30,000)	—	—	(30,000)
Current maturities of long-term debt and short-term financing	—	21,812	15,694	—	37,506
Accounts payable	—	167,504	160,090	—	327,594
Intercompany accounts payable	643,837	—	2,874	(646,711)	—
Accrued expenses	—	169,222	25,648	—	194,870
Total current liabilities	643,837	1,786,083	320,144	(646,711)	2,103,353
LONG-TERM DEBT, net of current maturities	834,495	351,901	70,283	—	1,256,679
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	43,122	—	—	43,122
DEFERRED INCOME TAXES AND OTHER LIABILITIES	(451)	207,756	10,594	—	217,899
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,057,651	2,141,772	248,390	(2,535,020)	912,793
Intercompany note receivable	—	(643,837)	—	643,837	—
Total stockholders’ equity	1,057,651	1,497,935	248,390	(1,891,183)	912,793
Total liabilities and stockholders’ equity	$2,535,532	$3,886,797	$649,411	$(2,537,894)	$4,533,846

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$6,338	$6,699	$—	$13,037
Contracts-in-transit and vehicle receivables, net	—	233,275	19,163	—	252,438
Accounts and notes receivable, net	—	132,078	25,690	—	157,768
Intercompany accounts receivable	—	1,192	—	(1,192)	—
Inventories, net	—	1,533,166	204,585	—	1,737,751
Prepaid expenses and other current assets	5,312	8,946	13,118	—	27,376
Total current assets	5,312	1,914,995	269,255	(1,192)	2,188,370
PROPERTY AND EQUIPMENT, net	—	916,338	117,643	—	1,033,981
GOODWILL	—	809,775	45,140	—	854,915
INTANGIBLE FRANCHISE RIGHTS	—	285,659	21,929	—	307,588
INVESTMENT IN SUBSIDIARIES	2,388,081	—	—	(2,388,081)	—
OTHER ASSETS	—	5,950	5,912	—	11,862
Total assets	$2,393,393	$3,932,717	$459,879	$(2,389,273)	$4,396,716

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,261,606	$4,113	$—	$1,265,719
Offset account related to floorplan notes payable - credit facility	—	(110,759)	—	—	(110,759)
Floorplan notes payable — manufacturer affiliates	—	303,810	85,261	—	389,071
Offset account related to floorplan notes payable - manufacturer affiliates	—	(25,500)	—	—	(25,500)
Current maturities of long-term debt and short-term financing	—	47,015	7,976	—	54,991
Accounts payable	—	178,544	101,879	—	280,423
Intercompany accounts payable	503,333	—	1,192	(504,525)	—
Accrued expenses	—	167,509	17,814	—	185,323
Total current liabilities	503,333	1,822,225	218,235	(504,525)	2,039,268
LONG-TERM DEBT, net of current maturities	834,090	300,788	64,656	—	1,199,534
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	31,153	—	—	31,153
DEFERRED INCOME TAXES AND OTHER LIABILITIES	(265)	203,824	4,950	—	208,509
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,056,235	2,078,060	172,038	(2,388,081)	918,252
Intercompany note receivable	—	(503,333)	—	503,333	—
Total stockholders’ equity	1,056,235	1,574,727	172,038	(1,884,748)	918,252
Total liabilities and stockholders’ equity	$2,393,393	$3,932,717	$459,879	$(2,389,273)	$4,396,716

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$2,081,633	$526,722	$—	$2,608,355
COST OF SALES:	—	1,748,923	470,331	—	2,219,254
GROSS PROFIT	—	332,710	56,391	—	389,101
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,203	243,014	49,447	—	293,664
DEPRECIATION AND AMORTIZATION EXPENSE	—	10,596	1,868	—	12,464
ASSET IMPAIRMENTS	—	509	423	—	932
INCOME FROM OPERATIONS	(1,203)	78,591	4,653	—	82,041
OTHER EXPENSE:
Floorplan interest expense	—	(10,048)	(962)	—	(11,010)
Other interest expense, net	—	(16,052)	(877)	—	(16,929)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(1,203)	52,491	2,814	—	54,102
BENEFIT (PROVISION) FOR INCOME TAXES	450	(19,281)	(980)	—	(19,811)
EQUITY IN EARNINGS OF SUBSIDIARIES	35,044	—	—	(35,044)	—
NET INCOME (LOSS)	$34,291	$33,210	$1,834	$(35,044)	$34,291
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	—	(9,027)	2,155	—	(6,872)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$34,291	$24,183	$3,989	$(35,044)	$27,419

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$1,998,500	$434,354	$—	$2,432,854
COST OF SALES:	—	1,684,012	384,958	—	2,068,970
GROSS PROFIT	—	314,488	49,396	—	363,884
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,231	227,472	42,766	—	271,469
DEPRECIATION AND AMORTIZATION EXPENSE	—	10,118	1,566	—	11,684
ASSET IMPAIRMENTS	—	—	—	—	—
INCOME FROM OPERATIONS	(1,231)	76,898	5,064	—	80,731
OTHER EXPENSE:
Floorplan interest expense	—	(8,519)	(829)	—	(9,348)
Other interest expense, net	592	(12,723)	(1,780)	—	(13,911)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(639)	55,656	2,455	—	57,472
BENEFIT (PROVISION) FOR INCOME TAXES	240	(20,602)	(1,295)	—	(21,657)
EQUITY IN EARNINGS OF SUBSIDIARIES	36,214	—	—	(36,214)	—
NET INCOME (LOSS)	$35,815	$35,054	$1,160	$(36,214)	$35,815
OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	(4,546)	(30,594)	—	(35,140)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$35,815	$30,508	$(29,434)	$(36,214)	$675

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$34,292	$85,665	$(3,882)	$116,075
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	—	(51,110)	(51,110)
Proceeds from disposition of franchises, property and equipment	—	12,681	1,190	13,871
Purchases of property and equipment, including real estate	—	(29,121)	(4,581)	(33,702)
Other	—	(255)	149	(106)
Net cash used in investing activities	—	(16,695)	(54,352)	(71,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	1,648,527	—	1,648,527
Repayments on credit facility - floorplan line and other	—	(1,666,103)	—	(1,666,103)
Borrowings on credit facility - acquisition line	40,000	—	—	40,000
Repayment on credit facility - acquisition line	(40,000)	—	—	(40,000)
Borrowings on other debt	—	—	7,415	7,415
Principal payments on other debt	—	(230)	(12,538)	(12,768)
Borrowings on debt related to real estate, net of debt issue costs	—	30,331	—	30,331
Principal payments on debt related to real estate	—	(4,325)	(1,213)	(5,538)
Employee stock purchase plan purchases, net of employee tax withholdings	(1,243)	—	—	(1,243)
Repurchases of common stock, amounts based on settlement date	(31,945)	—	—	(31,945)
Tax effect from stock-based compensation	—	(53)	—	(53)
Dividends paid	(5,148)	—	—	(5,148)
Borrowings (repayments) with subsidiaries	150,983	(152,665)	1,682	—
Investment in subsidiaries	(146,939)	74,576	72,363	—
Distributions to parent	—	—	—	—
Net cash (used in) provided by financing activities	(34,292)	(69,942)	67,709	(36,525)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	841	841
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(972)	10,316	9,344
CASH AND CASH EQUIVALENTS, beginning of period	—	6,338	6,699	13,037
CASH AND CASH EQUIVALENTS, end of period	$—	$5,366	$17,015	$22,381

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(399)	$57,971	$595	$58,167
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(50,142)	—	(50,142)
Proceeds from disposition of franchises, property and equipment	—	816	355	1,171
Purchases of property and equipment, including real estate	—	(16,949)	(6,208)	(23,157)
Other	—	287	—	287
Net cash used in investing activities	—	(65,988)	(5,853)	(71,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	1,597,034	—	1,597,034
Repayments on credit facility - floorplan line and other	—	(1,641,072)	—	(1,641,072)
Borrowings on credit facility - acquisition line	189,933	—	—	189,933
Repayment on credit facility - acquisition line	(135,907)	—	—	(135,907)
Borrowings on other debt	—	—	13,678	13,678
Principal payments on other debt	—	—	(10,644)	(10,644)
Borrowings on debt related to real estate, net of debt issue costs	—	—	17,600	17,600
Principal payments on debt related to real estate	—	(5,938)	(520)	(6,458)
Employee stock purchase plan purchases, net of employee tax withholdings	(2,140)	—	—	(2,140)
Repurchases of common stock, amounts based on settlement date	(16,175)	—	—	(16,175)
Tax effect from stock-based compensation	—	1,004	—	1,004
Dividends paid	(4,892)	—	—	(4,892)
Borrowings (repayments) with subsidiaries	9,831	9,239	(19,070)	—
Investment in subsidiaries	(40,251)	26,820	13,431	—
Distributions to parent	—	—	—	—
Net cash provided by (used in) financing activities	399	(12,913)	14,475	1,961
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(2,983)	(2,983)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(20,930)	6,234	(14,696)
CASH AND CASH EQUIVALENTS, beginning of period	—	25,379	15,596	40,975
CASH AND CASH EQUIVALENTS, end of period	$—	$4,449	$21,830	$26,279

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. SUBSEQUENT EVENTS
Subsequent to March 31, 2016, the Company repurchased 911,207 of its common shares for $50.0 million under our current share repurchase program.
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
•future stock repurchases, refinancing of debt, and dividends;
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
Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” "intend," “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Actual results may differ materially from anticipated results in the forward-looking statements for a number of reasons, including:
•future deterioration in the economic environment, including consumer confidence, interest rates, the prices of oil and gasoline, the level of manufacturer incentives and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and finance and insurance products;
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K").
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
In the preparation of our financial statements and reporting of our operating results in accordance with U.S. GAAP, certain non-core business items are required to be presented. Examples of items that we consider non-core include non-cash asset impairment charges, gains and losses on dealership, franchise or real estate transactions, and catastrophic weather events such as hail storms, hurricanes, and snow storms. In order to improve the transparency of our disclosures, provide a meaningful presentation of results from our core business operations and improve period-over-period comparability, we have included certain non-GAAP financial measures that exclude the impact of these non-core business items. Our management uses these adjusted measures in conjunction with U.S. GAAP financial measures to assess our business, including communication with our Board of Directors, investors and industry analysts concerning financial performance. Therefore, we believe these adjusted financial measures are relevant and useful to users of the following financial information.
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
As of March 31, 2016, we owned and operated 210 franchises, representing 34 brands of automobiles, at 160 dealership locations and 37 collision centers worldwide. We own 149 franchises at 114 dealerships and 28 collision centers in the U.S., 40 franchises at 29 dealerships and eight collision centers in the U.K., and 21 franchises at 17 dealerships and one collision center in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, Oklahoma, South Carolina and Texas in the U.S., in 19 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo, Parana and Mato Grosso do Sul in Brazil.
Outlook
During the three months ended March 31, 2016, consumer demand for new and used vehicles in the U.S. improved over the same period in 2015. According to industry experts, the average seasonally adjusted annual rate of sales (“SAAR”) in the U.S. for the three months ended March 31, 2016 was 17.1 million units, compared to 16.6 million units for the three months ended March 31, 2015. Industry experts are forecasting a 17.8 million SAAR for the full year of 2016, which is a 2.3% increase from the 17.4 million units of U.S. industry sales for the full year of 2015. We believe that improving overall economic conditions provide opportunities for us to enhance our operating results as we: (a) expand our new and used vehicle unit sales, improve our sales efficiency and capture market share; (b) continue to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; (c) invest capital where necessary to support our anticipated growth, particularly in our parts and service business; and (d) further leverage our revenue and gross profit growth through the continued implementation of cost efficiencies. We continue to monitor local U.S. market conditions and remain prepared to appropriately respond, if we experience weakening in sales activity.
In terms of GDP, the U.K. economy represents the fifth largest economy in the world. Industry new vehicle registrations in the U.K. increased 5.1% in the three months ended March 31, 2016, as compared to the same period a year ago. We anticipate continued growth in our U.K. segment for the remainder of 2016.
Also in terms of GDP, the Brazilian economy represents the seventh largest economy in the world. At present, the Brazilian economy is in recession and is facing many challenges. Industry new vehicle registrations in Brazil declined 28.3% during the three months ended March 31, 2016 as compared to the same period a year ago. We expect macro economic conditions in Brazil to remain challenged in the near term and automobile industry sales to continue to be under pressure for the remainder of 2016 and into 2017. Longer term, we remain optimistic for growth and are utilizing a strategy of aligning with growing brands. In conjunction with this strategy, we added four franchises in Brazil subsequent to March 31, 2016. These franchises are expected to generate approximately $20 million in annual revenues. In addition, since December 31, 2015, we have disposed of three franchises and started the termination process on another franchise in Brazil. These four franchises combined to generate roughly $35 million in trailing twelve month revenues.
In September 2015, Volkswagen admitted that certain of its diesel models were intentionally programmed to meet various regulatory emissions standards only during laboratory emissions testing. On September 29, 2015, Volkswagen announced plans to refit the vehicles affected by the emissions violations. In addition, several other manufacturers have issued stop sales on a number of vehicle models due to recall campaigns. As disclosed in “Item 1A. Risk Factors” of our 2015 Form 10-K, adverse publicity, product defects, vehicle recall campaigns, litigation and unappealing vehicle design related to events such as these may have an adverse impact on the vehicle manufacturer and on our business, dealerships related to those manufacturers, results of operations and financial condition. Currently, we do not believe that the impact of these issues will be material to us. However, we continue to monitor the development of these issues, because the full extent of the impact on us is not known at this time.
Our operations have consistently generated positive cash flow in the past, and we believe that our operations will continue to consistently generate positive cash flow in the future. As such, we are focused on maximizing the return that we generate from our invested capital and positioning our balance sheet to take advantage of investment opportunities as they arise. Currently, relative to dealership acquisitions, we believe that our stock price offers a very attractive alternative for capital allocation. However, we remain committed to our growth-by-acquisition strategy and, over the long term, we believe that significant opportunities exist to enhance our portfolio with dealership acquisitions in the U.S., U.K. and Brazil that provide appropriate returns on our investment. During the first three months of 2016, we completed the acquisition of 12 U.K. dealerships, inclusive of 15 franchises. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders.
We continue to closely scrutinize all planned future capital spending and work closely with our manufacturer partners to make prudent capital investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that our capital spending for the year of 2016 will be less than $135 million.
Financial and Operational Highlights
Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, as well as maintenance, repair and collision restoration services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, discretionary spending levels, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to continue to maintain and repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, as well as maintenance, repair and collision restoration services. In addition, our ability to expediently adjust our cost structure in response to changes in new vehicle sales volumes also tempers any negative impact of such volume changes. Our operating results as reported on a U.S. GAAP basis for the three months ended March 31, 2016 were negatively impacted by the following on an after-tax basis: $1.7 million of losses related to catastrophic events, $0.6 million of acquisition costs, $0.3 million of non-cash impairment charges and $0.2 million of net losses related to real estate and dealership transactions. These non-core items have been excluded from our U.S. GAAP results in the following discussion of "adjusted" results. Please see Item 2. "Non-GAAP Financial Measures" for further explanation and reconciliation between the U.S. GAAP and non-GAAP data.
In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. For the U.K., the first and third calendar quarters tend to be stronger, driven by the vehicle license plate change months of March and September. For Brazil, we expect higher volumes in the third and fourth calendar quarters. The first quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic condition, manufacturer incentive programs and changes in currency exchange rates, may exaggerate seasonal or cause counter-seasonal fluctuations in our reported consolidated revenues and consolidated operating income.
For the three months ended March 31, 2016, our total revenues increased 7.2% from 2015 levels to $2.6 billion, primarily reflecting increases in each of our business activities in our U.S. and the U.K. segments. Tempering these revenue improvements were weaker exchange rates for both the British pound sterling and the Brazilian real. Both the British pound sterling and the Brazilian real weakened versus the U.S. Dollar for the three-month period ended March 31, 2016, as compared to the same period a year ago. Total gross profit improved $25.2 million, or 6.9%, to $389.1 million for the first quarter of 2016 over the prior year period, primarily as a result of an $18.2 million, or 5.8% increase in our U.S. operations, coupled with a $12.6 million, or 36.9%, increase in our U.K. operations. Our U.S. gross profit growth results were primarily driven by a 10.0% improvement in our parts and service business, 3.6% growth in our finance and insurance business and a 7.2% increase in our used vehicle retail sales business. In the U.K., our gross profit growth was primarily attributable to a 34.5% improvement in our parts and service business, coupled with a 39.2% increase in our new vehicle retail sales business and a 56.7% improvement in our finance and insurance business. Selling, General and Administrative expenses ("SG&A") rose 8.2% in the first quarter of 2016, as compared to the prior year period. On an adjusted basis, SG&A rose 7.2%, primarily as a result of a 6.1% increase of in our U.S. segment and a 37.8% increase in our U.K. segment. The increase in U.S. SG&A was primarily attributable to variable costs correlated with higher vehicle sales volumes, as well as an increase in costs resulting from higher vehicle inventory levels and an increase in loaner car expenses correlating with a rise in parts and service customers impacted by manufacturer recall activity. The increase in our SG&A in the U.K. is primarily attributable to dealership acquisition activity in the first quarter of 2016. Operating income increased from 2015 levels by 1.6% to $82.0 million for the three months ended March 31, 2016. On an adjusted basis, operating income increased from 2015 levels by 6.1% to $85.7 million. For the three months ended March 31, 2016, we experienced a 4.3% decrease in net income to $34.3 million and diluted income per share remained flat at $1.47 as compared to the three months ended March 31, 2015. On an adjusted basis, we experienced a 3.5% increase in net income to $37.1 million and a 8.2% increase in diluted income per share to $1.59. For the three months ended March 31, 2016, our weighted average dilutive common shares outstanding decreased 4.2% over the prior year period to 22.5 million. The decrease in weighted average dilutive common shares outstanding was primarily the result of the repurchase of 1,554,970 shares of our common stock over the last twelve months. For the three months ended March 31, 2016 and 2015, our net cash provided by operations was $116.1 million and $58.2 million, respectively. On an adjusted basis, our net cash provided by operations was $98.6 million and $51.7 million, respectively.
Key Performance Indicators
Consolidated Statistical Data
The following table highlights certain of the key performance indicators we use to manage our business.

	Three Months Ended March 31,
	2016	2015
Unit Sales
Retail Sales
New Vehicle	40,781	39,239
Used Vehicle	32,791	29,983
Total Retail Sales	73,572	69,222
Wholesale Sales	14,366	13,940
Total Vehicle Sales	87,938	83,162
Gross Margin
New Vehicle Retail Sales	5.1%	5.2%
Total Used Vehicle Sales	6.4%	6.7%
Parts and Service Sales	54.0%	53.4%
Total Gross Margin	14.9%	15.0%
Adjusted SG&A (1) as a % of Gross Profit (2)	74.8%	74.6%
Adjusted Operating Margin (2)	3.3%	3.3%
Adjusted Pretax Margin (2)	2.2%	2.4%
Finance and Insurance Revenues per Retail Unit Sold	$1,361	$1,366

(1)	Selling, general and administrative expenses.

(2)	See "Non-GAAP Financial Measures" for more details.
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references may be made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows. Our results are impacted by changes in exchange rates relating to our U.K. and Brazil segments. As exchange rates fluctuate, our results of operations as reported in U.S. dollars fluctuate. For example, if the British pound sterling were to weaken against the U.S. dollar, our U.K. results of operations would translate into less U.S. dollar reported results. The British pound sterling weakened against the U.S. dollar as the average exchange rate during the t hree months ended March 31, 2016 decreased 5.9% compared to the same period in 2015. The Brazilian real weakened against the U.S. dollar, as well, as the average exchange rate during the three months ended March 31, 2016 declined 36.6% as compared to the same period in 2015.
Our consolidated revenues from new vehicle retail sales increased 5.8% for the three months ended March 31, 2016, as compared to the same period in 2015. This growth was primarily a result of dealership acquisition activity, better industry conditions in the U.S and U.K., and the continued execution of key initiatives by our operating team. In the U.K., industry sales exceeded a half million units in March 2016, which was an increase of 5.3% as compared to March 2015 and for the three months ended March 31, 2016 registrations in the U.K. increased 5.1% as compared to the same period in 2015. In the U.K., our new vehicle retail unit sales rose 63.2% for the three months ended March 31, 2016, compared to the same period in 2015, primarily reflecting the acquisition of the Spire dealership group in early February and the improved industry conditions. The increase in new vehicle retail sales in the U.K. also reflects the favorable execution by our operating team. On a Same Store basis, for the three months ended March 31, 2016, new vehicle retail unit sales increased 13.6% in the U.K. outpacing the growth in industry sales. The U.S. SAAR fell to 16.5 million units in March 2016 from 17.0 million units in March 2015, but rose to an average of 17.1 million units for the three months ended March 31, 2016 as compared to 16.6 million units for the same period in 2015. Despite the increase in total U.S. industry sales for the three months ended March 31, 2016, our U.S. new vehicle retail unit sales decreased 2.0% from the same period a year ago, primarily due to softness in our oil-affected markets of Texas, Oklahoma and the Gulf Coast. Even with this decline in retail units sold, we generated an increase in our U.S. revenues from new vehicle retail sales of 1.2%, reflecting a 3.3% increase in our average new vehicle retail sales price. This increase in our average sales price was primarily due to the shift in the mix of total new retail units sold, as our truck unit sales increased to 54.9% of total new vehicle retail units sold as compared to 51.2% last year generally correlating with lower gas prices. For the first quarter of 2016, Brazil new vehicle retail units and revenues declined 20.4% and 33.3%, respectively, when compared to the same period in 2015, due to weaker exchange rates and significantly lower industry sales reflecting decreased consumer confidence and higher interest rates, as well as dealership dispositions. Despite these challenges and significant manufacturer price increases on several models that we sell, our operating team's sales execution resulted in a decrease in new vehicle retail revenues of 9.1% on a local currency basis, outpacing an industry in Brazil that was down 28.3% in the first quarter of 2016 compared to 2015. Consolidated new vehicle retail gross margin declined 10 basis points to 5.1% for the three months ended March 31, 2016 as compared to the same period in 2015, reflecting stabilization in the U.S. offset by the competitive selling environment in the U.K. and the worsening economic conditions in Brazil.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our total revenues from used vehicle retail sales increased 10.4% for the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to acquisition activity, the improving industry conditions in the U.S. and the U.K., an increase in the number of off-lease vehicles which has provided our U.S. dealerships with a better supply of late model, lower mileage units and strong performance by our operating teams. The U.S. and U.K. generated increases in used vehicle retail revenues of 9.1% and 23.5%, respectively, which were partially offset by a 12.7% decline in Brazil, as the result of weaker exchange rates in 2016. On a local currency basis, Brazil's used vehicle retail revenues increased 20.3% as compared to the first quarter of last year. This improvement in Brazil was the result of an operational management focus placed on used vehicle retail sales designed to mitigate the impact of the weakened new vehicle sales environment. Total used vehicle retail gross profit increased for the three months ended March 31, 2016, primarily as a result of growth in used vehicle retail unit sales of 9.4%, reflecting increases of 6.7%, 26.1% and 14.5% in the U.S., U.K. and Brazil, respectively. These improvements in used vehicle retail unit sales were partially offset by a decline in used vehicle retail gross profit per retail unit ("PRU") of 2.5% for the three months ended March 31, 2016, reflecting declines of 10.9% and 49.8% in the U.K. and Brazil, respectively, as compared to the same period in 2015. The used vehicle gross profit PRU for the U.S. was relatively flat when compared to a year ago.
Our parts and service sales increased 9.4% for the three months ended March 31, 2016, as compared to the same period in 2015. This growth was driven by increases in all aspects of our business: warranty parts and service, wholesale parts, customer-pay parts and service, and collision. Primarily, this is due to the execution of key management initiatives, dealership acquisition activity, an increase in the number of units being recalled, and an increase in the number of the late-model vehicles in operation, which tend to more consistently return to the dealership for warranty, maintenance and repair services. During the first three months of 2016, our warranty parts and service revenues were bolstered from high volume recall campaigns by manufacturers in each of our segments, particularly in our Toyota, Honda, and Ford brands. Additionally, as manufacturer paid maintenance programs continue to expand in the U.S., there is an ongoing shift of business from customer-pay to warranty. The increase in our collision sales was the result of enhanced operational processes, the addition of technicians to add operating capacity and the expansion of our relationships with insurance providers. The increase in our customer-pay parts and service and wholesales parts revenues was driven by the U.S., primarily as a result of the execution of management initiatives and dealership acquisition activity. Our parts and service gross margin increased 60 basis points for the three months ended March 3

1, 2016, as compared to the same period in 2015, driven primarily by improvements in the U.S. parts and service gross margin of 80 basis points for the three month period of 2016, as compared to 2015. The increase in our U.S. parts and service gross margin was primarily due to improved profitability in our customer-pay parts and service and collision businesses, as well as higher volume of internal work between the parts and service departments of our dealerships and the new and used vehicle departments, which was generated by improved retail vehicle sales volumes.
Our consolidated finance and insurance revenues PRU sold remained relatively flat for the three months ended March 31, 2016, as compared to the same period in 2015, as a 1.7% increase to $1,564 in the U.S. and a 6.9% increase in the U.K. was offset by a 23.8% decline in Brazil due to weaker exchange rates. On a local currency basis, Brazil's finance and insurance revenues PRU increased 4.2% as compared to the first quarter of last year. In total, our increase in income per contract on many of our product offerings was offset by a decrease in penetration rates for our vehicle service contract sales and an increase in our overall chargeback experience.
Our total consolidated gross margin decreased 10 basis points for the three months ended March 31, 2016 to 14.9%, as compared to the same periods in 2015. Improvements in the parts and service sector of our business were more than offset by new and used retail vehicle results.
Our consolidated SG&A expenses increased in absolute dollars by 8.2% for the three months ended March 31, 2016, as compared to the same period in 2015, primarily as a result of dealership acquisitions, as well as the correlation to higher vehicle sales, new vehicle inventory, and loaner vehicle levels. Our consolidated SG&A expenses as a percentage of gross profit increased 90 basis points to 75.5% for the first quarter of 2016, as compared to the same period a year ago. On an adjusted basis, our consolidated SG&A expenses as a percentage of gross profit increased by 20 basis points to 74.8%.
The combination of all of these factors resulted in an operating margin of 3.1% for the three months ended March 31, 2016. This reflects a 20 basis-point decline compared to the same period in 2015. On an adjusted basis, operating margin remained flat at 3.3%.
For the three months ended March 31, 2016, floorplan interest expense increased 17.8% as compared to the same period in 2015. This increase was primarily driven by the U.S. and U.K. due to an increase in our weighted average floorplan borrowings from increased inventory levels. Beginning in the fourth quarter of 2015, we experienced an increase in our supply of luxury brand units, such as Mercedes and BMW, as our OEM partners have redirected additional supply to the U.S. and U.K to offset weakness in other global markets. Additionally, several manufacturers have issued stop sales on a number of vehicle models due to recall campaigns, which has contributed to an increase in our new and used inventory. These increases in the U.S. and U.K. were offset by a decline in Brazil as a result of improvements in vehicle inventory management processes and the change in exchange rates between periods. Other interest expense, net increased 21.7% for the three months ended March 31, 2016, as compared to the same periods in 2015, primarily attributable to interest incurred on our 5.25% Notes offerings. As a partial offset, the vast majority of the proceeds from the 5.25% Notes offerings were used to fund the outstanding borrowings of the Company’s acquisition line of credit, pay off certain mortgages, contribute to the Company’s floorplan offset accounts, and for general corporate purposes.
We address these items further, and other variances between the periods presented, in the “Results of Operations” section below.
Critical Accounting Policies and Accounting Estimates
The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make certain estimates and assumptions.
We disclosed certain critical accounting policies and estimates in our 2015 Form 10-K, and no significant changes have occurred since that time.
Results of Operations
The "Same Store" amounts presented below include the results of dealerships for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. The following table summarizes our combined Same Store results for the three months and March 31, 2016, as compared to 2015. Same Store results also include the activities of our corporate headquarters.

Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2016	% Change	2015
Revenues
New vehicle retail	$1,295,908	(1.1)%	$1,310,053
Used vehicle retail	649,059	6.1%	611,905
Used vehicle wholesale	90,453	(7.5)%	97,837
Parts and service	290,999	5.4%	276,014
Finance, insurance and other	95,617	2.2%	93,561
Total revenues	$2,422,036	1.4%	$2,389,370
Cost of Sales
New vehicle retail	$1,229,986	(0.9)%	$1,241,586
Used vehicle retail	602,256	6.3%	566,396
Used vehicle wholesale	88,740	(6.8)%	95,226
Parts and service	133,665	4.2%	128,312
Total cost of sales	$2,054,647	1.1%	$2,031,520
Gross profit	$367,389	2.7%	$357,850
SG&A	$275,326	4.3%	$263,881
Adjusted SG&A (1)	$271,946	3.1%	$263,881
Depreciation and amortization expenses	$11,763	5.1%	$11,194
Floorplan interest expense	$10,421	11.7%	$9,326
Gross Margin
New vehicle retail	5.1%		5.2%
Total used vehicle	6.6%		6.8%
Parts and service	54.1%		53.5%
Total gross margin	15.2%		15.0%
SG&A as a % of gross profit	74.9%		73.7%
Adjusted SG&A as a % of gross profit (1)	74.0%		73.7%
Operating margin	3.3%		3.5%
Adjusted Operating margin (1)	3.5%		3.5%
Finance and insurance revenues per retail unit sold	$1,385	0.7%	$1,376
(1)See "Non-GAAP Financial Measures" for more details.
The discussion that follows provides explanation for the variances noted above. Each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the three months ended March 31, 2016 and 2015.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2016	% Change	2015
Retail Unit Sales
Same Stores
U.S.	29,972	(3.1)%	30,939
U.K.	5,121	13.6%	4,509
Brazil	2,559	(16.9)%	3,079
Total Same Stores	37,652	(2.3)%	38,527
Transactions	3,129		712
Total	40,781	3.9%	39,239
Retail Sales Revenues
Same Stores
U.S.	$1,061,126	(0.7)%	$1,068,403
U.K.	172,612	14.2%	151,211
Brazil	62,170	(31.3)%	90,439
Total Same Stores	1,295,908	(1.1)%	1,310,053
Transactions	113,943		22,671
Total	$1,409,851	5.8%	$1,332,724
Gross Profit
Same Stores
U.S.	$51,842	(1.5)%	$52,647
U.K.	10,291	3.4%	9,952
Brazil	3,789	(35.4)%	5,868
Total Same Stores	65,922	(3.7)%	68,467
Transactions	5,805		1,264
Total	$71,727	2.9%	$69,731
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,730	1.6%	$1,702
U.K.	$2,010	(8.9)%	$2,207
Brazil	$1,481	(22.3)%	$1,906
Total Same Stores	$1,751	(1.5)%	$1,777
Transactions	$1,855		$1,775
Total	$1,759	(1.0)%	$1,777
Gross Margin
Same Stores
U.S.	4.9%		4.9%
U.K.	6.0%		6.6%
Brazil	6.1%		6.5%
Total Same Stores	5.1%		5.2%
Transactions	5.1%		5.6%
Total	5.1%		5.2%

Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer.

	Three Months Ended March 31,
	2016	% Change	2015
Toyota/Scion/Lexus	9,701	(3.6)%	10,066
BMW/MINI	4,732	3.3%	4,581
Ford/Lincoln	4,681	(0.7)%	4,714
Honda/Acura	4,295	2.0%	4,212
Chevrolet/GMC/Buick/Cadillac	3,199	9.2%	2,929
Nissan	3,153	(9.4)%	3,482
Volkswagen/Audi/Porsche	2,337	5.0%	2,226
Hyundai/Kia	1,937	(12.7)%	2,218
Chrysler/Dodge/Jeep/RAM	1,623	(7.7)%	1,759
Mercedes-Benz/smart/Sprinter	1,321	(8.1)%	1,438
Other	673	(25.4)%	902
Total	37,652	(2.3)%	38,527
Overall, the U.S. seasonally adjusted annual selling rate fell from 17.0 million units to 16.5 million units in March 2016 when compared to the same period in 2015, but rose to an average of 17.1 million units for the three months ended March 31, 2016 as compared to 16.6 million units for the same period in 2015. In total, our Same Store new vehicle retail unit sales decreased 2.3% for the three months ended March 31, 2016 compared to the same period in 2015. The decrease was primarily driven by decreases of 3.1% and 16.9% in our Same Store U.S. and Brazil segments, respectively. The decrease in the U.S. was primarily a result of pressures in our oil centric markets of Gulf Coast, Texas, and Oklahoma where Same Store new vehicle retail unit sales were down 3.9%, 3.1%, and 2.1%, respectively. The 16.9% decline in our Same Store new vehicle retail unit sales in Brazil reflected the continued local economic challenges. Despite these challenges, we outpaced the market as total Brazil industry sales were down 28.3% for the three months ended March 31, 2016. Partially offsetting the declines in the U.S. and Brazil was a 13.6% increase in our U.K. Same Store new vehicle retail unit sales for the three months ended March 31, 2016 compared to a year ago. The increase in the U.K. represents growth of 16.2% in BMW/MINI, 13.6% in Audi, and 7.4% in Ford during the first quarter of 2016 as compared to the same period last year, primarily due to enhanced sales processes, as well as an increase in overall U.K. industry sales. In the U.K., industry sales experienced a record month in March 2016 with the new car market growing 5.3% as compared to last year, to more than a half million units registered. And, for the quarter ended March 31, 2016, U.K. industry sales increased 5.1% as compared to the same period last year.
Our total Same Store revenues from new vehicle retail sales decreased 1.1% for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in total Same Store new vehicle revenue was primarily driven by a decrease of 31.3% in Brazil, reflecting a 16.9% decrease in new vehicle unit sales and weaker exchange rates in 2016 as compared to 2015. On a local currency basis, our Brazil Same Store new vehicle retail revenues decreased by 6.2% as a 12.8% increase in the average vehicle retail sales price partially offset the 16.9% decline in unit sales. In the U.S., our revenues from new vehicle retail sales remained relatively flat for the three months ended March 31, 2016 as compared to the same period in 2015, as the 3.1% decline in new vehicle retail units was offset by a 2.5% increase in the average new vehicle retail sales price to $35,404. The increase in U.S. Same Store new vehicle retail price was primarily due to a mix shift in sales from cars to trucks, generally driven by lower gas prices. For the first quarter of 2016, U.S. new vehicle retail truck sales represented 55.2% of total Same Store new vehicle retail units sold, as compared to 51.4% for the same period last year. Our U.K. Same Store new vehicle revenues increased 14.2% for the first three months of 2016 as compared to the same period last year reflecting a 13.6% increase in new vehicle retail units sold. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Our total Same Store new vehicle gross profit decreased 3.7% for the three months ended March 31, 2016, as compared to the same period in 2015, as declines in both the U.S. and Brazil were partially offset by improvement in our U.K. segment. In the U.S., Same Store new vehicle gross profit declined 1.5%, explained by a 3.1% decline in new vehicle retail unit sales partially offset by a 1.6% increase in gross profit PRU to $1,730. Same Store new vehicle gross profit in the U.K. increased 3.4%, as the increase in new vehicle sales volume was partially offset by a decline in gross profit PRU of 8.9% to $2,010. In Brazil, Same Store new vehicle gross profit declined 35.4% and gross profit PRU declined 22.3%. The decrease in gross profit in Brazil is primarily explained by the 16.9% decline in units sold. The decrease in gross profit PRU in Brazil can be explained by the change in the exchange rate between periods. On a local currency basis, Same Store new vehicle gross profit PRU increased by 6.2%, primarily on improvement in our BMW and Honda brands. As a result, our total Same Store new vehicle g ross margin for the three months ended March 31, 2016 as compared to the same period in 2015 declined 10 basis points from 5.2% to 5.1%.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the three months ended March 31, 2016 and 2015 was $11.5 million and $10.8 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, consolidated manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 90.0% in the first quarter of 2014 to 139.9% in the third quarter of 2015. In total, manufacturers' interest assistance was 104.6% of floorplan interest expense in the first quarter of 2016. And, in the U.S., manufacturers' interest assistance was 112.0% of floorplan interest expense in the first quarter of 2016.
We increased our new vehicle inventory levels by $41.3 million, or 3.3%, from $1,262.8 million as of December 31, 2015 to $1,304.1 million as of March 31, 2016 and by $217.5 million, or 20.0%, from $1,086.6 million as of March 31, 2015. This increase was primarily in response to an improved selling environment in the U.K. and the acquisition of additional dealerships. In addition, our supply of luxury brand units, such as Mercedes-Benz and BMW, has increased as our OEM partners have redirected additional supply to the U.S. and U.K. to offset weakness in other global markets. Additionally, several manufacturers have issued stop sales on a number of vehicle models due recall campaigns, which has contributed to an increase in our new vehicle inventory. Our consolidated days' supply of new vehicle inventory was 65 days as of March 31, 2016, which is down from 67 days as of December 31, 2015 and up from 59 days as of March 31, 2015.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2016	% Change	2015
Retail Unit Sales
Same Stores
U.S.	26,148	5.6%	24,761
U.K.	3,896	6.9%	3,643
Brazil	1,317	23.1%	1,070
Total Same Stores	31,361	6.4%	29,474
Transactions	1,430		509
Total	32,791	9.4%	29,983
Retail Sales Revenues
Same Stores
U.S.	$538,622	7.3%	$502,064
U.K.	91,515	2.7%	89,136
Brazil	18,922	(8.6)%	20,705
Total Same Stores	649,059	6.1%	611,905
Transactions	39,112		11,288
Total	$688,171	10.4%	$623,193
Gross Profit
Same Stores
U.S.	$41,795	4.5%	$40,009
U.K.	4,442	(4.2)%	4,637
Brazil	566	(34.4)%	863
Total Same Stores	46,803	2.8%	45,509
Transactions	2,397		612
Total	$49,200	6.7%	$46,121
Gross Profit per Unit Sold
Same Stores
U.S.	$1,598	(1.1)%	$1,616
U.K.	$1,140	(10.4)%	$1,273
Brazil	$430	(46.7)%	$807
Total Same Stores	$1,492	(3.4)%	$1,544
Transactions	$1,676		$1,202
Total	$1,500	(2.5)%	$1,538
Gross Margin
Same Stores
U.S.	7.8%		8.0%
U.K.	4.9%		5.2%
Brazil	3.0%		4.2%
Total Same Stores	7.2%		7.4%
Transactions	6.1%		5.4%
Total	7.1%		7.4%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2016	% Change	2015
Wholesale Unit Sales
Same Stores
U.S.	10,112	(2.4)%	10,356
U.K.	3,039	3.5%	2,935
Brazil	291	(24.2)%	384
Total Same Stores	13,442	(1.7)%	13,675
Transactions	924		265
Total	14,366	3.1%	13,940
Wholesale Sales Revenues
Same Stores
U.S.	$65,078	(3.4)%	$67,380
U.K.	24,788	(11.7)%	28,078
Brazil	587	(75.3)%	2,379
Total Same Stores	90,453	(7.5)%	97,837
Transactions	11,139		2,355
Total	$101,592	1.4%	$100,192
Gross Profit
Same Stores
U.S.	$1,091	(48.3)%	$2,110
U.K.	587	83.4%	320
Brazil	35	(80.7)%	181
Total Same Stores	1,713	(34.4)%	2,611
Transactions	(264)		68
Total	$1,449	(45.9)%	$2,679
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$108	(47.1)%	$204
U.K.	$193	77.1%	$109
Brazil	$120	(74.5)%	$471
Total Same Stores	$127	(33.5)%	$191
Transactions	$(286)		$257
Total	$101	(47.4)%	$192
Gross Margin
Same Stores
U.S.	1.7%		3.1%
U.K.	2.4%		1.1%
Brazil	6.0%		7.6%
Total Same Stores	1.9%		2.7%
Transactions	(2.4)%		2.9%
Total	1.4%		2.7%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2016	% Change	2015
Used Vehicle Unit Sales
Same Stores
U.S.	36,260	3.3%	35,117
U.K.	6,935	5.4%	6,578
Brazil	1,608	10.6%	1,454
Total Same Stores	44,803	3.8%	43,149
Transactions	2,354		774
Total	47,157	7.4%	43,923
Sales Revenues
Same Stores
U.S.	$603,700	6.0%	$569,444
U.K.	116,303	(0.8)%	117,214
Brazil	19,509	(15.5)%	23,084
Total Same Stores	739,512	4.2%	709,742
Transactions	50,251		13,643
Total	$789,763	9.2%	$723,385
Gross Profit
Same Stores
U.S.	$42,886	1.8%	$42,119
U.K.	5,029	1.5%	4,957
Brazil	601	(42.4)%	1,044
Total Same Stores	48,516	0.8%	48,120
Transactions	2,133		680
Total	$50,649	3.8%	$48,800
Gross Profit per Unit Sold
Same Stores
U.S.	$1,183	(1.3)%	$1,199
U.K.	$725	(3.8)%	$754
Brazil	$374	(47.9)%	$718
Total Same Stores	$1,083	(2.9)%	$1,115
Transactions	$906		$879
Total	$1,074	(3.3)%	$1,111
Gross Margin
Same Stores
U.S.	7.1%		7.4%
U.K.	4.3%		4.2%
Brazil	3.1%		4.5%
Total Same Stores	6.6%		6.8%
Transactions	4.2%		5.0%
Total	6.4%		6.7%
In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of used vehicle trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory.
Our total Same Store used vehicle retail revenues increased $37.2 million, or 6.1%, for the three months ended March 31, 2016, as compared to the same period in 2015, reflecting a 6.4% increase in total Same Store used vehicle retail unit sales, partially offset by a 0.3% decrease in average used vehicle retail selling price to $20,696. The U.S. and U.K. generated growth in Same Store used vehicle retail revenues, led by an increase of $36.6 million, or 7.3%, in our U.S. segment. The growth in o ur U.S operations reflects a 1.6%, or $323, increase in average used vehicle retail sales price and a 5.6% increase in used vehicle retail unit sales due to an increase in the number of off-lease vehicles which has provided our U.S. dealerships with a better supply of late model, lower mileage units. In the U.K., Same Store used vehicle retail revenues increased by $2.4 million, or 2.7%, driven by a 6.9% increase in Same Store used vehicle retail unit sales. This increase in Same Store used vehicle retail unit sales was partially offset by a 4.0% decline in average used vehicle retail sales price, which is explained by the change in currency exchange rates. On a local currency basis, Same Store average used vehicle retail sales price increased 1.6% for the three months ended March 31, 2016, as compared to the same period in 2015. In Brazil, our Same Store used vehicle retail revenues decreased by 8.6% for the quarter ended March 31, 2016, as compared to the same period in 2015. This decline can be explained by the change in the exchange rates. On a local currency basis, Same Store used vehicle retail revenue increased 26.2% for the three months ended March 31, 2016 as compared to the same period last year, reflecting an increase of 2.5% in Same Store average used vehicle retail selling price, coupled with a 23.1% increase in Same Store used vehicle retail unit sales. These improvements reflect an increased focus by our operations team and enhanced processes that are being implemented.
In total, our Same Store used vehicle retail total gross profit for the three months ended March 31, 2016 increased $1.3 million, or 2.8%, as compared to the same period in 2015, reflecting an improvement in our U.S. segment. In the U.S., Same Store used vehicle retail gross profit increased 4.5%, driven by a 5.6% improvement in used vehicle retail unit sales, which was partially offset by a small decline in used vehicle gross profit PRU of $18, or 1.1%. In the U.K., Same Store used vehicle retail gross profit declined 4.2% explained by the change in the exchange rates between periods. On a local currency basis, Same Store used vehicle retail gross profit improved 1.3%. This improvement was driven by a 6.9% increase in the Same Store used vehicle retail units, and was partially offset by a 5.2% decrease in the Same Store gross profit PRU on a local currency basis. In Brazil, the decrease of 34.4% in Same Store used vehicle retail gross profit resulted from a $377, or 46.7%, decline in the Same Store used vehicle retail gross profit PRU. On a local currency basis, Same Store used vehicle retail gross profit declined 7.6% reflecting the challenging economic environment.
Our U.S. Same Store certified pre-owned ("CPO") volume declined 2.7% to 6,690 units sold for the three months ended March 31, 2016, as compared to the same period of 2015. As a percentage of the U.S. Same Store used vehicle retail unit sales, CPO units decreased 220 basis points to 25.6% for the first quarter of 2016, as compared to the same period in 2015.
During the three months ended March 31, 2016, total Same Store wholesale used vehicle revenue decreased 7.5% as compared to the same period in 2015 driven by declines in all three reportable segments. In the U.S., the 3.4% decrease in wholesale used vehicle revenue for the three months ended March 31, 2016 was the result of a 1.1% decline in the Same Store used vehicle wholesale average sales price, coupled with a 2.4% decline in Same Store wholesale used vehicle unit sales, as compared to the same period last year. In the U.K., for the quarter ended March 31, 2016, the decline in Same Store wholesale used vehicle revenue of 11.7% was the result of a 14.7% decline in the Same Store used vehicle wholesale average sales price, which was partially offset by a 3.5% increase in Same Store wholesale used vehicle unit sales, as compared to the same period last year. In Brazil, Same Store used vehicle wholesale revenue declined 75.3% as a result of a decrease in Same Store used vehicle wholesale average sales price of 67.4%, coupled with a decline of 24.2% in Same Store wholesale used vehicle unit sales. This decline in our wholesale business in Brazil reflects a strategic decision to retail more of our trade-in units.
Our total Same Store used vehicle wholesale gross profit declined 34.4% from $2.6 million for the three months ended March 31, 2015 to $1.7 million for the comparable period in 2016. This decline was driven by a 33.5%, or $64, decrease in our Same Store used vehicle wholesale gross profit per unit from $191 per unit in for the three months ended March 31, 2015 to $127 per unit. The decline in the U.S. for the three months ended March 31, 2016 was driven by 47.1% decrease in Same Store wholesale gross profit per unit, as compared to the same period in 2015. This decline in profitability corresponds with our continued focus on maximizing our used vehicle retail sales, as well as a 1.0% decline in used vehicle market prices during the first quarter of 2016, as reflected in the average Manheim index. In Brazil, the decline in Same Store used vehicle wholesale gross profit of 80.7% was driven by a decrease in Same Store used vehicle wholesale gross profit per unit of 74.5%, coupled by a 24.2% decrease in wholesale used vehicle unit sales as we begin to focus on retailing more of our units. Improvements in Same Store used vehicle gross profit in the U.K. partially offset the declines in the U.S. and Brazil. In the U.K., the 83.4% improvement in the Same Store gross profit was driven by a 77.1%, or $84, increase in the used vehicle wholesale gross profit per unit from $109 for the first quarter of 2015 to $193 for the first quarter of 2016, coupled with a 3.5% increase in wholesale used vehicle unit sales over the comparable periods. These increases in the U.K. were primarily attributable to higher new vehicle sales which resulted in more trade-ins and management initiatives designed to enhance our operational processes.
As of March 31, 2016, we increased our used vehicle inventory levels by $34.5 million, or 12.5%, from December 31, 2015 and by $22.0 million, or 7.6%, from March 31, 2015 to $310.0 million, primarily in response to continued improvement in the used vehicle selling environment in all of our segments. Our consolidated days' supply of used vehicle inventory decreased to 31 days, as of March 31, 2016, as compared to 33 days as of December 31, 2015 and 32 days as of March 31, 2015.

Parts and Service Data
(dollars in thousands)

	Three Months Ended March 31,
	2016	% Change	2015
Parts and Services Revenue
Same Stores
U.S.	$254,955	7.3%	$237,698
U.K.	25,737	0.6%	25,588
Brazil	10,307	(19.0)%	12,728
Total Same Stores	290,999	5.4%	276,014
Transactions	17,593		6,175
Total	$308,592	9.4%	$282,189
Gross Profit
Same Stores
U.S.	$139,381	8.6%	$128,286
U.K.	14,030	2.3%	13,721
Brazil	3,923	(31.1)%	5,695
Total Same Stores	157,334	6.5%	147,702
Transactions	9,242		3,095
Total	$166,576	10.5%	$150,797
Gross Margin
Same Stores
U.S.	54.7%		54.0%
U.K.	54.5%		53.6%
Brazil	38.1%		44.7%
Total Same Stores	54.1%		53.5%
Transactions	52.5%		50.1%
Total	54.0%		53.4%
Our total Same Store parts and service revenues increased $15.0 million, or 5.4%, to $291.0 million for the three months ended March 31, 2016, as compared to the same period in 2015, primarily driven by growth in our U.S. segment. For the three months ended March 31, 2016, our U.S. Same Store parts and service revenue increased 7.3%, or $17.3 million, reflecting a 5.3% increase in customer-pay parts and service revenue, an 8.5% increase in warranty parts and service revenues, an 11.5% increase in collision revenue, and a 7.0% increase in wholesale parts revenues, when compared to the same period in 2015. The growth in customer-pay parts and service revenue was supported by the progress we are making in adding service technicians. Since March 2015, we have added over one hundred and sixty service technicians in the U.S., an 8.4% increase compared to the same period last year. The increase in warranty parts and service revenue was primarily driven by high volume recall campaigns within our Toyota, Ford, Hyundai, Chrysler, Nissan, Honda, and Mercedes-Benz brands that occurred during the first quarter of 2016. The increase in collision revenue was primarily attributable to strategic initiatives that continue to enhance our operational processes, the addition of technicians to add operating capacity and the expansion of direct repair programs with insurance companies. The increase in wholesale parts revenues was primarily due to increased focus and better overall management of this portion of our business in a few key markets.
Our U.K. Same Store parts and service revenues increased 0.6%, or $0.1 million, for the three months ended March 31, 2016, as compared to the same period in 2015. On a local currency basis, we realized a 6.5% improvement in our Same Store parts and service revenues driven by an increase of 5.1% in our customer-pay parts and service revenue, an 8.8% increase in our warranty revenue, a 12.9% increase in our collision revenue, and a 3.8% increase in our wholesale revenue in the first quarter of 2016 as compared to the same period in 2015. The increases in customer-pay parts and service, collision and wholesale parts revenues are mainly attributable to management initiatives executed to enhance processes and increase productivity. Additionally, we grew our warranty parts and service revenue, primarily due to an increase in high volume recalls from our BMW and Audi brands that occurred during the first quarter of 2016.
Our Same Store parts and service revenues in Brazil decreased 19.0%, or $2.4 million, for the three months ended March 31, 2016, compared to the same period 2015. This decline can be more than explained by the change in the currency exchange rate, as Brazil Same Store parts and service revenues increased 10.5% on a local currency basis in 2016 compared to the same period last year. On a local currency basis, we realized a 9.4% increase in customer-pay parts and service revenue, a 16.5%

increase in warranty parts and service revenue, a 25.0% increase in wholesale parts revenue, and a 4.6% increase in our collision revenue for the first quarter of 2016, as compared to the same period in 2015.
Our total Same Store parts and service gross profit for the three months ended March 31, 2016 increased 6.5%, as compared to the same period in 2015. This increase in gross profit was driven by increases of 8.6% and 2.3% in the U.S. and U.K., partially offset by a decline of 31.1% in Brazil. The increase in the U.S. was driven by increases in each portion of our parts and service business, while the increase in the U.K. was driven by customer-pay parts and service business. The decline in Brazil can be predominately explained by the change in currency rates, as Brazil Same Store parts and service gross profit declined 5.8% on a local currency basis for the three months ended March 31, 2016, compared to the same period in 2015, reflecting a mix shift away from our customer-pay parts and service business and towards warranty parts and service and wholesale parts businesses, which generate lower margins on a relative basis.
For the three months ended March 31, 2016, our total Same Store parts and service gross margin improved 60 basis points, as compared to the same period in 2015. The increase in gross margin was primarily due to improved profitability in our customer-pay parts and service and collision businesses in the U.S. and the U.K and was also supported by growth in internal work between the parts and service departments of our U.S. and U.K. dealerships and the respective new and used vehicle departments.
Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2016	% Change	2015
Retail New and Used Unit Sales
Same Stores
U.S.	56,120	0.8%	55,700
U.K.	9,017	10.6%	8,152
Brazil	3,876	(6.6)%	4,149
Total Same Stores	69,013	1.5%	68,001
Transactions	4,559		1,221
Total	73,572	6.3%	69,222
Retail Finance Fees
Same Stores
U.S.	$28,796	4.7%	$27,508
U.K.	3,959	19.3%	3,318
Brazil	316	(41.5)%	540
Total Same Stores	33,071	5.4%	31,366
Transactions	1,860		440
Total	$34,931	9.8%	$31,806
Vehicle Service Contract Fees
Same Stores
U.S.	$33,791	(1.7)%	$34,361
U.K.	136	(32.7)%	202
Brazil	—	—%	—
Total Same Stores	33,927	(1.8)%	34,563
Transactions	448		183
Total	$34,375	(1.1)%	$34,746
Insurance and Other
Same Stores
U.S.	$25,011	3.2%	$24,237
U.K.	2,592	29.1%	2,008
Brazil	1,016	(26.7)%	1,387
Total Same Stores	28,619	3.6%	27,632
Transactions	2,224		372
Total	$30,843	10.1%	$28,004
Total Finance and Insurance Revenues

Same Stores
U.S.	$87,598	1.7%	$86,106
U.K.	6,687	21.0%	5,528
Brazil	1,332	(30.9)%	1,927
Total Same Stores	95,617	2.2%	93,561
Transactions	4,532		995
Total	$100,149	5.9%	$94,556
Finance and Insurance Revenues per Retail Unit Sold
Same Stores
U.S.	$1,561	1.0%	$1,546
U.K.	$742	9.4%	$678
Brazil	$344	(25.9)%	$464
Total Same Stores	$1,385	0.7%	$1,376
Transactions	$994		$815
Total	$1,361	(0.4)%	$1,366
Our efforts to improve our finance and insurance business processes, coupled with improved retail vehicle sales volumes, continued to generate growth in our finance and insurance revenues. Our total Same Store finance and insurance revenues increased $2.1 million, or 2.2%, to $95.6 million, for the three months ended March 31, 2016, as compared to the same period in 2015, which was driven by growth in both the U.S. and U.K., partially offset by a decline in Brazil. Our U.S. Same Store finance and insurance revenue increased $1.5 million, or 1.7%, due to increases in income per contract for our vehicle service contract offerings and retail finance fees, as well as an increase in penetration rates for most of our major U.S. product offerings. Further, our U.S. Same Store finance and insurance revenue was bolstered in the first quarter of 2016 from the 0.8% increase in new and used vehicle retail unit sales volume. These increases more than offset an increase in our U.S. chargeback expense. In addition, we generated a 21.0%, or $1.2 million, increase in our U.K. Same Store finance and insurance revenues for the three months ended March 31, 2016, as compared to the same period in 2015, primarily reflecting a 10.6% increase in new and used vehicle retail unit sales volume, coupled with an increase in finance penetration rates, an increase in income per contract for our insurance and other product offerings, and a decrease in our chargeback experience. Our Brazil Same Store finance and insurance revenue declined 30.9% for the three months ended March 31, 2016 when compared to 2015, as a result of a decrease in retail unit sales of 6.6%, coupled with a decrease of 25.9% in finance and insurance revenues PRU sold. On a local currency basis, Brazil Same Store finance and insurance revenues PRU increased 1.5%, but did not fully offset the impact of the decline in retail unit sales. As a result, on a local currency basis, Brazil's Same Store finance and insurance revenues declined 5.2% from the first quarter a year ago. The increase of 0.7%, or $9, in our total Same Store finance and insurance revenues PRU for the quarter ended March 31, 2016, to $1,385 can be more than explained by improvements in the U.S. and U.K. of 1.0 % and 9.4%, respectively, as compared to the same period in 2015.

Adjusted Selling, General and Administrative Data (1)
(dollars in thousands)

	Three Months Ended March 31,
	2016	% Change	2015
Personnel
Same Stores
U.S.	$151,840	5.7%	$143,708
U.K.	16,953	5.2%	16,108
Brazil	5,258	(19.2)%	6,511
Total Same Stores	174,051	4.6%	166,327
Transactions	9,908		3,775
Total	$183,959	8.1%	$170,102
Advertising
Same Stores
U.S.	$15,147	(2.8)%	$15,587
U.K.	1,017	(4.7)%	1,067
Brazil	294	17.6%	250
Total Same Stores	16,458	(2.6)%	16,904
Transactions	661		346
Total	$17,119	(0.8)%	$17,250
Rent and Facility Costs
Same Stores
U.S.	$20,035	0.3%	$19,978
U.K.	2,433	(10.0)%	2,704
Brazil	2,021	(22.9)%	2,622
Total Same Stores	24,489	(3.2)%	25,304
Transactions	2,896		1,354
Total	$27,385	2.7%	$26,658
Other SG&A
Same Stores
U.S.	$48,265	7.1%	$45,069
U.K.	6,496	(5.6)%	6,884
Brazil	2,187	(35.5)%	3,393
Total Same Stores	56,948	2.9%	55,346
Transactions	5,569		2,113
Total	$62,517	8.8%	$57,459

Total SG&A
Same Stores
U.S.	$235,287	4.9%	$224,342
U.K.	26,899	0.5%	26,763
Brazil	9,760	(23.6)%	12,776
Total Same Stores	271,946	3.1%	263,881
Transactions	19,034		7,588
Total	$290,980	7.2%	$271,469
Total Gross Profit
Same Stores
U.S.	$321,707	4.1%	$309,158
U.K.	36,037	5.5%	34,158
Brazil	9,645	(33.6)%	14,534
Total Same Stores	367,389	2.7%	357,850
Transactions	21,712		6,034
Total	$389,101	6.9%	$363,884
SG&A as a % of Gross Profit
Same Stores
U.S.	73.1%		72.6%
U.K.	74.6%		78.3%
Brazil	101.2%		87.9%
Total Same Stores	74.0%		73.7%
Transactions	87.7%		125.8%
Total	74.8%		74.6%

Employees	12,800		12,200
(1)See "Non-GAAP Financial Measures" for more details.
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
Our total Same Store SG&A increased $11.4 million, or 4.3%, for the three months ended March 31, 2016, as compared to the same period in 2015. On an adjusted basis, our total Same Store SG&A increased $8.1 million, or 3.1%, primarily the result of a 4.9% and 0.5% increase in our U.S. and U.K. segments, respectively, that was partially offset by a 23.6% decline in Brazil. The increases in the U.S. and U.K. are largely related to costs that fluctuate in relation to vehicle sales and general business activity. The decline in Brazil can be explained by the change in exchange rates between periods, as total Same Store SG&A in Brazil increased 4.8% on a local currency basis.
Our total Same Store personnel costs increased by 4.6% for the three months ended March 31, 2016, as compared to the same period in 2015, primarily as a result of a 5.7% and 5.2% increase in the U.S. and the U.K., respectively. These increases are explained by the general correlation of variable costs, including salesperson commission payments, and vehicle sales. This increase was partially offset by a 19.2% decline in personnel costs in Brazil that can be explained by the change in exchange rate between periods, as Same Store personnel costs in Brazil increased 10.1% on a local currency basis as compared to last year. This increase is primarily explained by the effect of a high inflationary environment that is driving wage increases.
For the three months ended March 31, 2016, our consolidated Same Store advertising costs declined 2.6%, to $16.5 million, primarily driven by a 2.8% and 4.7% decrease in the U.S. and U.K., respectively. These decreases were partially offset by a 17.6% increase in Brazil. Our U.S. advertising expense decreased, primarily as a result of more efficient advertising strategies and our scale, which we continue to leverage in negotiations with our service providers for more favorable advertising rates. The decline in the U.K. can be explained by the change in exchange rates between periods as, on a local currency basis, Same Store advertising costs were flat as compared to the same period last year. The increase in Brazil primarily resulted from increased spend to drive showroom traffic.

Our consolidated Same Store rent and facility costs decreased 3.2% to $24.5 million for the three months ended March 31, 2016, as compared to the same period a year ago, reflecting declines of 10.0% and 22.9% in the U.K. and Brazil, respectively. The decrease in Same Store rent and facility costs in the U.K. was primarily related to lower utility expense driven by declining energy prices when compared to a year ago. The decline in Same Store rent and facility costs in Brazil can be explained by the change in exchange rates between periods. In Brazil, Same Store rent and facility costs increased 6.1% on a local currency basis from the comparable period in 2015. The increase on a local currency basis was primarily related to higher utility costs due to the extinguishment of energy subsidies by the Brazilian government, as well as inflationary rent increases. Our Same Store rent and facility costs in the U.S. were relatively flat when compared to the same period a year ago.
For the three months ended March 31, 2016, our total Same Store other SG&A increased 9.0% to $60.3 million as compared to the same period in 2015. Total Same Store other SG&A for the three months ended March 31, 2016 included $2.7 million in deductible charges related to catastrophic weather events in the U.S., $0.6 million in acquisition costs related to the recent U.K. acquisition, and a $0.1 million loss on real estate and other dealership transactions. On an adjusted basis for the same comparison period, our total Same Store other SG&A increased 2.9% to $56.9 million, primarily driven by a 7.1% increase in our U.S. segment. This increase was partially offset by a 5.6% and 35.5% decrease in the U.K. and Brazil, respectively. The increase in the U.S. was primarily driven by increases in other variable costs associated with higher retail sales and vehicle inventory levels, as well as the expansion of our fixed operations business. Specifically, we have experienced higher loaner vehicle costs as we continue to service a large amount of customers affected by recalled vehicles. Also, our other SG&A expenses associated with vehicle inventory have grown with our supply of luxury brand units, such as Mercedes and BMW, as our OEM partners have redirected additional supply to the U.S. to offset weakness in other global markets. The declines in our Brazil and U.K. Same Store other SG&A were primarily a result of the change in the exchange rate between periods.
Our total Same Store SG&A as a percentage of gross profit for the three months ended March 31, 2016, as compared to 2015, increased 120 basis points to 74.9%. On an adjusted basis for the same comparison period, total Same Store SG&A as a percentage of gross profit increased 30 basis points to 74.0%, primarily driven by a 50 basis point increase in our U.S. segment. The increase in the U.S. reflects costs associated with higher inventory levels and expanded loaner car fleets. The increase in Brazil was due to the increasing costs described above coupled with a 33.6% decline in gross profit. Offsetting these increases, our UK Same Store SG&A as a percentage of gross profit improved 370 basis points to 74.6% for the three months ended March 31, 2016 compared to a year ago, primarily reflecting leverage of our cost structure realized with the growth of our revenue and gross profit.
Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended March 31,
	2016	% Change	2015
Same Stores
U.S.	$10,334	5.3%	$9,810
U.K.	1,154	12.1%	1,029
Brazil	275	(22.5)%	355
Total Same Stores	11,763	5.1%	11,194
Transactions	701		490
Total	$12,464	6.7%	$11,684
Our total Same Store depreciation and amortization expense increased 5.1% for the three months ended March 31, 2016, as compared to the same periods in 2015, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.

Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended March 31,
	2016	% Change	2015
Same Stores
U.S.	$9,810	16.7%	$8,403
U.K.	551	8.0%	510
Brazil	60	(85.5)%	413
Total Same Stores	10,421	11.7%	9,326
Transactions	589		22
Total	$11,010	17.8%	$9,348
Memo:
Total manufacturer’s assistance	$11,514	7.0%	$10,761
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month London Inter Bank Offered Rate (“LIBOR”) (or Prime rate in some cases) plus a spread in the U.S. and U.K. and a benchmark rate plus a spread in Brazil.
To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of March 31, 2016, we had interest rate swaps with an aggregate notional amount of $617.5 million in effect that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.6%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Our total Same Store floorplan interest expense increased $1.1 million, or 11.7%, to $10.4 million for the three months ended March 31, 2016, as compared to the same period in 2015. The increase was driven by the increase in our Same Store floorplan interest expense in the U.S. of $1.4 million, or 16.7%, primarily due to the increase in our weighted average floorplan borrowings outstanding of $140.2 million. The increase in our weighted average borrowing in the U.S were a result of higher inventory levels in 2016 when compared with 2015. Beginning in the fourth quarter of 2015, we experienced an increase in our supply of luxury brand units, such as Mercedes and BMW, as our OEM partners have redirected additional supply to the U.S. to offset weakness in other global markets. Additionally, several manufacturers have issued stop sales on a number of vehicle models due to recall campaigns, which has contributed to an increase in our new and used inventory. Partially offsetting the increases in the U.S., our Same Store floorplan interest expense in Brazil decreased $0.4 million, or 85.5%, for the three months ended March 31, 2016, primarily reflecting a decline in the weighted average borrowings outstanding of $11.5 million, coupled with a decline in the weighted average borrowing rate. The decline in our weighted average floorplan borrowings outstanding was the result of improved inventory levels and strategic cash management.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit and our other long-term debt, partially offset by interest income. For the three months ended March 31, 2016, other interest expense increased $3.0 million, or 21.7%, to $16.9 million, as compared to the same period in 2015. This increase was primarily attributable to interest incurred on our 5.25% Notes (defined below), issued in December 2015, and used to fund the outstanding borrowings of the Company's acquisition line of credit, pay off certain mortgages, contribute to the Company's floorplan offset accounts, and for general corporate purposes.
Provision for Income Taxes
Our provision for income taxes decreased $1.8 million to $19.8 million for the three months ended March 31, 2016, as compared to the same period in 2015. This decrease was primarily due to the decrease of pretax book income. For the three months ended March 31, 2016, our effective tax rate decreased to 36.6% from 37.7% as compared to the same period in 2015. This decrease was primarily due to the mixed effect resulting from proportionately more pretax income generated in the Company's U.K. region, partially offset by valuation allowances provided for net operating losses in certain U.S. states and in Brazil.

We expect our effective tax rate for the remainder of 2016 will be approximately 37.0%. We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income and taxes available in carry back periods.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line and FMCC Facility (defined below) levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital and dealership and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for the remainder of 2016. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2016 change, we may need to access the private or public capital markets to obtain additional funding.
Cash on Hand. As of March 31, 2016, our total cash on hand was $22.4 million. The balance of cash on hand excludes $134.1 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility (defined below) as of March 31, 2016. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
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
The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows on an adjusted, non-GAAP basis. For further explanation and reconciliation to the most directly comparable GAAP measures, see "Non-GAAP Financial Measures" below.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Adjusted net cash provided by operating activities	$98,648	$51,684
Adjusted net cash used in investing activities	(75,469)	(67,583)
Adjusted net cash provided by (used in) financing activities	(14,676)	4,186
Effect of exchange rate changes on cash	841	(2,983)
Net increase (decrease) in cash and cash equivalents	$9,344	$(14,696)
Sources and Uses of Liquidity from Operating Activities

For the three months ended March 31, 2016, we generated $116.1 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $98.6 million in net cash flow from operating activities, primarily consisting of $34.3 million in net income, as well as non-cash adjustments related to depreciation and amortization of $12.5 million, stock-based compensation of $5.5 million, deferred income taxes of $5.0 million, and a $39.8 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $10.8 million from the net decrease in accounts and notes receivable, $32.2 million from increases in accounts payable and accrued expenses, $50.3 million from decreases of vehicle receivables and contracts-in-transit, and $4.5 million from the net decrease in prepaid expenses and other assets. These cash inflows were partially offset by adjusted cash outflows of $55.7 million from increases of inventory levels and $2.0 million from the net decrease in floorplan borrowings.
For the three months ended March 31, 2015, we generated $58.2 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $51.7 million in net cash flow from operating activities, primarily consisting of $35.8 million in net income, as well as non-cash adjustments related to depreciation and amortization of $11.7 million, deferred income taxes of $3.3 million, and stock-based compensation of $4.9 million. Cash inflows were partially offset by a $5.7 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $10.5 million from decreases of vehicle receivables and contracts-in-transit, $6.3 million from the net decrease in accounts and notes receivable, and $2.6 million from the net decrease in prepaid expenses and other assets. These cash inflows were more than offset by adjusted cash outflows of $13.1 million from the net decrease in floorplan borrowings, $10.3 million from decreases in accounts payable and accrued expenses, and $1.5 million from increases in inventory levels.
Working Capital. At March 31, 2016, we had $150.7 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 80% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the three months ended March 31, 2016, we used $71.0 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $75.5 million in net cash flow for investing activities. Included in the total cash use for the three months ended March 31, 2016, we used $51.1 million of adjusted cash flows for dealership acquisition activity. We also used $33.7 million during the first three months of 2016 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $20.7 million for capital expenditures, $2.6 million for the purchase of real estate associated with existing dealership operations and a $10.4 million net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $9.4 million related to dispositions of franchises and fixed assets.
During the three months ended March 31, 2015, we used $71.8 million for investing activities. On an adjusted basis for the same period, we used $67.6 million in net cash flow for investing activities. We used $45.1 million of adjusted cash flows for dealership acquisition activity. We also used $23.2 million during the first three months of 2015 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $8.4 million for capital expenditures and $3.6 million for the purchase of real estate associated with existing dealership operations and an $11.2 million net decrease in the accrual for capital expenditures from year-end.
Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2016 will be less than $135 million, which could generally be funded from excess cash.
Acquisitions. We generally purchase businesses based on expected return on investment. In general, the purchase price, excluding real estate and floorplan liabilities, is approximately 15% to 20% of the annual revenue. Cash needed to complete our acquisitions generally comes from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities, term loans and our Acquisition Line (defined below).

Sources and Uses of Liquidity from Financing Activities
For the three months ended March 31, 2016, we used $36.5 million in net cash flow from financing activities. On an adjusted basis for the same period, we used $14.7 million in net cash flow from financing activities, primarily related to cash outflows of $31.9 million to repurchase our Company's common stock, $5.5 million for principal payments of long-term debt related to real estate loans, $5.4 million of net payments of other debt, and $5.1 million for dividend payments. These cash outflows were partially offset by $4.3 million in adjusted net borrowings on our Floorplan Line (representing the net cash activity in our floorplan offset accounts), and $30.3 million for borrowings of long-term debt related to real estate loans.
For the three months ended March 31, 2015, we generated $2.0 million in net cash flows from financing activities. On an adjusted basis for the same period, we generated $4.2 million in net cash flow from financing activities, primarily related to cash inflows of $54.0 million of net borrowings on our Acquisition Line (defined below), $17.6 million from borrowings of long-term debt related to real estate loans, and $3.0 million of net borrowings of other debt. These cash inflows were partially offset by $41.8 million in adjusted net payments on our Floorplan Line (defined below), $6.5 million for principal payments of long-term debt related to real estate loans, $4.9 million for dividend payments, and $16.2 million to repurchase our Company's common stock.
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
After considering the outstanding balance of $1,133.3 million at March 31, 2016, we had $246.7 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $246.7 million available borrowings under the Floorplan Line was $104.1 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% as of March 31, 2016, excluding the impact of our interest rate swaps. With regards to the Acquisition Line, there were no borrowings outstanding as of March 31, 2016. After considering $37.1 million of outstanding letters of credit and other factors included in our available borrowing base calculation, there was $282.9 million of available borrowing capacity under the Acquisition Line as of March 31, 2016. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage, total adjusted leverage, and senior secured adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $125.0 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on January 1, 2013 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock on or after January 1, 2013 and ending on the date of determination less (c) cash dividends and share repurchases (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of March 31, 2016, the Credit Facility Restricted Payment Basket totaled $122.7 million.
As of March 31, 2016, we were in compliance with all our financial covenants, including:

	As of March 31, 2016
	Required	Actual
Senior Secured Adjusted Leverage Ratio	< 3.75	1.75
Total Adjusted Leverage Ratio	< 5.50	3.86
Fixed Charge Coverage Ratio	> 1.35	2.00
Based upon our current five-year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our floorplan financing arrangement ("FMCC Facility") with Ford Motor Credit Company ("FMCC") provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days' notice by either party. As of March 31, 2016, we had an outstanding balance of $182.9 million under the FMCC Facility with an available floorplan borrowing capacity of $117.1 million. Included in the $117.1 million available borrowings under the FMCC Facility was $30.0 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.00% before considering the applicable incentives as of March 31, 2016.
The following table summarizes the position of our U.S. credit facilities as of March 31, 2016.

	As of March 31, 2016
U.S. Credit Facilities	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,380,000	$1,133,271	$246,729
Acquisition Line (2)	320,000	37,139	282,861
Total Revolving Credit Facility	1,700,000	1,170,410	529,590
FMCC Facility(3)	300,000	182,933	117,067
Total U.S. Credit Facilities (4)	$2,000,000	$1,353,343	$646,657

(1)	The available balance at March 31, 2016 includes $104.1 million of immediately available funds.

(2)	The outstanding balance of $37.1 million is related to outstanding letters of credit.

(3)	The available balance at March 31, 2016 includes $30.0 million of immediately available funds.

(4)
The outstanding balance excludes $227.2 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Other Inventory Credit Facilities. We have credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities range from 1.73% to 3.95%. As of March 31, 2016, borrowings outstanding under these facilities totaled $103.4 million.
We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our Brazil operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, range from 16.77% to 25.05%. As of March 31, 2016, borrowings outstanding under these facilities totaled $10.0 million.
Other Inventory Financing Arrangements. Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. The interest rate charged on borrowings related to our rental vehicle fleet varies up to 5.00%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time. As of March 31, 2016, borrowings outstanding under these facilities totaled $111.3 million.

Stock Issuances. No shares of our common stock were issued during the three months ended March 31, 2016 nor March 31, 2015.
Stock Repurchases. From time to time, our Board of Directors gives authorization to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. The Company issues new shares or treasury shares, if available, when restricted stock vests. With respect to shares issued under the Employee Stock Purchase Plan, as amended (the "Purchase Plan", formerly named the 1998 Employee Stock Purchase Plan), the Company's Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
In February 2016, our Board of Directors authorized a new purchase program of up to $150.0 million of our common shares, replacing any amount remaining from the November 2015 authorization. In the three months ended March 31, 2016, we repurchased 576,230 shares at an average price of $55.44 for an aggregate cost of $31.9 million, leaving $118.1 million of repurchase authorization remaining. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors. We adopted a Rule 10b5-1 trading plan during the three months ended March 31, 2016. Under the plan, we have purchased an additional 911,207 shares subsequent to March 31, 2016 at an average price of $54.87 for an aggregate cost of $50.0 million.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility, certain Real Estate Notes (defined below) 5.00% Senior Notes and 5.25% Senior Notes in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of March 31, 2016, the most stringent of the restricted payment baskets was our Credit Facility Restricted Payment Basket, limiting us to $122.7 million in restricted payments. The Credit Facility Restricted Payment Basket will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company's foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases. For the three months ended March 31, 2016, we paid dividends of $4.9 million to common stock shareholders and $0.2 million to unvested restricted stock award holders.
5.00% Senior Notes. On June 2, 2014, we issued $350.0 million aggregate principal amount of our 5.00% Senior Notes due 2022 ("5.00% Notes"). Subsequently, on September 9, 2014, we issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes will mature on June 1, 2022 and pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. Using proceeds of certain equity offerings, we may redeem up to 35.0% of the 5.00% Notes prior to June 1, 2017, subject to certain conditions, at a redemption price equal to 105% of principal amount of the 5.00% Notes plus accrued and unpaid interest. Otherwise, we may redeem some or all of the 5.00% Notes prior to June 1, 2017 at a redemption price equal to 100% of the principal amount of the 5.00% Notes redeemed, plus an applicable premium, and plus accrued and unpaid interest. On or after June 1, 2017, we may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.00% Notes if we sell certain assets or trigger the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt. The 5.00% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket under the terms of the 5.00% Notes is less restrictive than the Credit Facility Restricted Payment Basket. The 5.00% Notes were registered with the Securities and Exchange Commission in June 2015.
The underwriters' fees, discount and capitalized debt issuance costs relative to the 5.00% Notes totaled $13.1 million. These amounts are included as a direct reduction of the 5.00% Notes on the accompanying Consolidated Balance Sheets and are being amortized over a period of eight years. The 5.00% Notes are presented net of unamortized underwriters' fees, discount and debt issuance costs of $10.7 million as of March 31, 2016.
5.25% Senior Notes. On December 8, 2015, we issued $300.0 million aggregate principal amount of our 5.25% Notes due to mature on December 15, 2023 ("5.25% Notes") in a private placement exempt from the registration requirements of the SEC. The 5.25% Notes and the related guarantees have not been, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. The 5.25% Notes pay interest semiannually, in arrears, in cash on each June 15 and December 15, beginning June 15, 2016. Using proceeds of certain equity offerings, the Company may redeem up to 35.0% of the 5.25% Notes prior to December 15, 2018, subject to certain conditions, at a redemption price equal to 105.25% of principal amount of the 5.25% Notes plus accrued and unpaid interest. Otherwise, the Company may redeem some or all of the 5.25% Notes prior to December 15, 2018 at a redemption price equal to 100% of the principal amount of the 5.25% Notes redeemed, plus an applicable make-whole premium, plus accrued and unpaid interest. On or after December 15, 2018, the Company may redeem some or all of the 5.25% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.25% Notes if we sell certain assets or trigger the change in control provisions defined in the 5.25% Notes indenture. The 5.25% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt. The 5.25% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.25% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket under the terms of the 5.25% Notes is less restrictive than the Credit Facility Restricted Payment Basket.
The underwriters' fees and capitalized debt issuance costs relative to the 5.25% Notes totaled $5.0 million. These amounts are included as a direct reduction of the 5.25% Notes on the accompanying Consolidated Balance Sheets and are being amortized over a period of eight years. The 5.25% Notes are presented net of unamortized underwriters' fees and debt issuance costs of $4.8 million as of March 31, 2016.
Real Estate Related and Other Long-Term Debt. We have entered into separate term mortgage loans in the U.S. with three of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation, BMW Financial Services NA, LLC and FMCC, as well as several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on, the real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.00% and 4.69%, and at variable indexed rates plus a spread between 1.50% and 2.50% per annum. As of March 31, 2016, the aggregate outstanding balance under these Real Estate Notes was $323.0 million, with $17.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
Additionally, we have entered into 13 separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by our U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are being repaid in monthly installments that will mature by September 2034. As of March 31, 2016, borrowings under the U.K. Notes totaled $62.5 million, with $5.0 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We have entered into a separate term mortgage loan in Brazil with a third-party financial institution to finance the purchase and construction of dealership properties (the "Brazil Note"). The Brazil Note is secured by the Company’s Brazilian properties as purchased and/or constructed, as well as a guarantee from the Company. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of March 31, 2016, borrowings under the Brazil Note totaled $3.8 million, with $0.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We also have working capital loan agreements with third-party financial institutions in Brazil. The principal balance on these loans is due by February 2017 with interest only payments being made until the due date. As of March 31, 2016, borrowings under the Brazilian third-party loans totaled $6.1 million.
Non-GAAP Financial Measures
As discussed more fully in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Selling, General and Administrative Data" and "Liquidity and Capital Resources," we have included certain non-GAAP financial measures as defined under SEC rules, which exclude the impact of certain items within our Statement of Operations and recharacterize certain items within the Statement of Cash Flows. These adjusted measures are not measures of financial performance under U.S. GAAP. As required by SEC rules, we provide reconciliations of these adjusted measures to the most directly comparable U.S. GAAP measures. We believe that these adjusted financial measures are relevant and useful to investors because they improve the transparency of our disclosure, provide a meaningful presentation of results from our core business operations and improve period-to-period comparability of our results from our core business operations. Our management uses these measures in conjunction with U.S. GAAP financial measures to assess our business, including in communications with our Board of Directors, investors and industry analysts concerning financial performance.
The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Statements of Operations by segment and on a consolidated basis (dollars in thousands, except per share amounts). Only adjusted amounts are included below.

Adjustments for:

		Three Months Ended March 31, 2016
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Acquisition costs	Non-cash asset impairment	Adjusted
U.S.
Selling, general and administrative expenses	$245,838	$(2,655)	$933	$(30)	$—	$244,086
Asset impairments	509	—	—	—	(509)	—
Income from operations	75,766	2,655	(933)	30	509	78,027
Income before income taxes	50,204	2,655	(933)	30	509	52,465
Provision for income taxes	(18,830)	(996)	351	(13)	(194)	(19,682)
Net income	$31,374	$1,659	$(582)	$17	$315	$32,783

SG&A as % Gross Profit:	73.9					73.4
Operating Margin %:	3.6					3.7
Pretax Margin %:	2.4					2.5

Same Store SG&A	$238,106	$(2,655)	$(134)	$(30)	$—	$235,287
Same Store SG&A as % Gross Profit:	74.0					73.1

Same Store income from operations	$72,758	$2,655	$134	$30	$509	$76,086
Same Store Operating Margin %:	3.6					3.8

U.K.
Selling, general and administrative expenses	$37,436	$—	$—	$(561)	$—	$36,875
Income from operations	7,722	—	—	561	—	8,283
Income before income taxes	5,520	—	—	561	—	6,081
Net income	$4,350	$—	$—	$561	$—	$4,911

SG&A as % Gross Profit:	80.1					78.9
Operating Margin %:	1.8					1.9
Pretax Margin %:	1.3					1.4

Same Store SG&A	$27,460	$—	$—	$(561)	$—	$26,899
Same Store SG&A as % Gross Profit:	76.2					74.6

Same Store income from operations	$7,423	$—	$—	$561	$—	$7,984
Same Store Operating Margin %:	2.3					2.5

BRAZIL
Selling, general and administrative expenses	$10,390	$—	$(371)	$—	$—	$10,019
Asset impairments	423	—	(423)	—	—	—
Income from operations	(1,447)	—	794	—	—	(653)
Income before income taxes	(1,622)	—	794	—	—	(828)
Net loss	$(1,433)	$—	$794	$—	$—	$(639)

SG&A as % Gross Profit:	107.7					103.9
Operating Margin %:	(1.5)					(0.7)
Pretax Margin %:	(1.7)					(0.9)

Same Store income from operations	$(813)	$—	$—	$—	$423	$(390)
Same Store Operating Margin %:	(0.9)					(0.4)

CONSOLIDATED
Selling, general and administrative expenses	$293,664	$(2,655)	$562	$(591)	$—	$290,980
Asset impairments	932	—	(423)	—	(509)	—
Income from operations	82,041	2,655	(139)	591	509	85,657
Income before income taxes	54,102	2,655	(139)	591	509	57,718
Provision for income taxes	(19,811)	(996)	351	(13)	(194)	(20,663)
Net income	$34,291	$1,659	$212	$578	$315	$37,055
Less: Adjusted earnings allocated to participating securities	1,348	65	8	23	13	1,457
Adjusted net income available to diluted common shares	$32,943	$1,594	$204	$555	$302	$35,598

Diluted income per common share	$1.47	$0.07	$0.01	$0.03	$0.01	$1.59

SG&A as % Gross Profit:	75.5					74.8
Operating Margin %:	3.1					3.3
Pretax Margin %:	2.1					2.2

Same Store SG&A	$275,326	$(2,655)	$(134)	$(591)	$—	$271,946
Same Store SG&A as % Gross Profit:	74.9					74.0

Same Store income from operations	$79,368	$2,655	$134	$591	$932	$83,680
Same Store Operating Margin %:	3.3					3.5

The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	% Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$116,075	$58,167	99.6
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition related activity	(21,927)	(4,983)
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	4,500	(1,500)
Adjusted net cash provided by operating activities	$98,648	$51,684	90.9
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(71,047)	$(71,841)	(1.1)
Change in cash paid for acquisitions, associated with floorplan notes payable	—	5,014
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(4,422)	(756)
Adjusted net cash used in investing activities	$(75,469)	$(67,583)	11.7
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash (used in) provided by financing activities	$(36,525)	$1,961	(1,962.6)
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	21,849	2,225
Adjusted net cash provided by (used in) financing activities	$(14,676)	$4,186	(450.6)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks through a program of management which includes the use of derivative instruments. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided about foreign currency exchange rates and financial instruments to which we are a party at March 31, 2016, and from which we may incur future gains or losses from changes in market interest rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of March 31, 2016, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $545.9 million and $539.3 million, respectively. At December 31, 2015, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $545.9 million and $538.9 million, respectively. As of March 31, 2016, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $298.5 million and $295.2 million, respectively. At December 31, 2015, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $297.8 million and $295.2 million, respectively. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $99.4 million and $100.7 million as of March 31, 2016 and December 31, 2015, respectively. The fair value of such fixed interest rate borrowings was $100.5 million and $102.4 million as of March 31, 2016 and December 31, 2015, respectively.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
We use interest rate swaps to adjust our exposure to interest rate movements when appropriate, based upon market conditions. As of March 31, 2016, we held interest rate swaps with aggregate notional amounts of $617.5 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.6%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate real estate related borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of March 31, 2016, net unrealized losses, net of income taxes, totaled $28.5 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of March 31, 2016, all of our derivative contracts were determined to be effective. As of March 31, 2016, a 100 basis-point change in the interest rates of our swaps would have resulted in a $5.5 million change to our annual interest expense. In addition to the $617.5 million of swaps in effect as of March 31, 2016, we also held 17 interest rate swaps with forward start dates between December 2016 and January 2019 and expiration dates between December 2019 and December 2021. As of March 31, 2016, the aggregate notional amount of these swaps was $850.0 million with a weighted average interest rate of 2.3%. The combination of these swaps is structured such that the notional value in effect at any given time through March 2023 does not exceed $908.6 million. For the three months ended March 31, 2016, four interest rate swaps with an aggregate notional value of $36.2 million became effective.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions):

	Q1 2016	Q2 2016	Q3 2016	Q4 2016	2017	2018	2019	2020	2021	2022	2023
Weighted average notional amount in effect during the period	$594	$617	$616	$621	$814	$811	$908	$555	$299	$38	$4
Weighted average interest rate during the period	2.69%	2.64%	2.64%	2.64%	2.54%	2.60%	2.28%	2.19%	1.72%	1.43%	1.35%
As of March 31, 2016, we had $1,671.1 million of variable-rate borrowings. Based on the aggregate amount of variable-rate borrowings outstanding as of March 31, 2016, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $16.7 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $11.2 million in annual interest expense based on the variable borrowings outstanding as of March 31, 2016. This interest rate sensitivity increased from March 31, 2015 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended March 31, 2016, we recognized $11.5 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 90.0% of our floorplan interest expense for the first quarter of 2014 to 139.9% for the third quarter of 2015. In the U.S., manufacturer's interest assistance was 112.0% of floorplan interest expense in the first quarter of 2016. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers over time.
Foreign Currency Exchange Rates. As of March 31, 2016, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may temporarily impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in a $39.3 million decrease to our revenues for the three months ended March 31, 2016. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in a $8.6 million decrease to our revenues for the three months ended March 31, 2016.
For additional information about our market sensitive financial instruments please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations," "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to “Item 8. Financial Statements and Supplementary Data” in our 2015 Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2016, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors as previously disclosed in “Item 1A. Risk Factors” of our 2015 Form 10-K. Readers should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2015 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2015 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands, excluding commissions)
January 1 - January 31, 2016	—	$—	—	$78,176
February 1 - February 29, 2016	235,129	$52.38	235,129	$137,685
March 1 - March 31, 2016	341,101	$57.55	341,101	$118,055
Total	576,230	$55.44	576,230
(1) In February 2016, the Board of Directors approved a new authorization of up to $150.0 million of shares of our common stock which replaced the prior $100.0 million authorization. The shares may be repurchased from time to time in open market or privately negotiated transactions, depending on market conditions, at our discretion, and funded by cash from operations. During the three months ended March 31, 2016, 576,230 shares were repurchased for a total cost of $31.9 million.
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
Date: May 3, 2016

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
Group 1 Automotive, Inc. 2016 Short Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed February 19, 2016)

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