Form 10-Q
period 2016-06-30
GROUP 1 AUTOMOTIVE INC
filed 2016-08-03
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes  ☐    No  ☑
As of July 28, 2016, the registrant had 21,354,073 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited, in thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,965	$13,037
Contracts-in-transit and vehicle receivables, net	212,304	252,438
Accounts and notes receivable, net	151,655	157,768
Inventories, net	1,784,114	1,737,751
Prepaid expenses and other current assets	28,919	27,376
Total current assets	2,201,957	2,188,370
PROPERTY AND EQUIPMENT, net	1,081,232	1,033,981
GOODWILL	881,981	854,915
INTANGIBLE FRANCHISE RIGHTS	322,974	307,588
OTHER ASSETS	12,656	11,862
Total assets	$4,500,800	$4,396,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility and other	$1,239,220	$1,265,719
Offset account related to floorplan notes payable - credit facility	(35,461)	(110,759)
Floorplan notes payable - manufacturer affiliates	397,295	389,071
Offset account related to floorplan notes payable - manufacturer affiliates	(27,500)	(25,500)
Current maturities of long-term debt and short-term financing	42,993	54,991
Accounts payable	313,219	280,423
Accrued expenses	182,108	185,323
Total current liabilities	2,111,874	2,039,268
LONG-TERM DEBT, net of current maturities	1,250,940	1,199,534
DEFERRED INCOME TAXES	140,462	136,644
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	49,438	31,153
OTHER LIABILITIES	80,534	71,865
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,702 and 25,706 issued, respectively	257	257
Additional paid-in capital	284,887	291,092
Retained earnings	996,944	926,169
Accumulated other comprehensive loss	(154,404)	(137,984)
Treasury stock, at cost; 4,095 and 2,291 shares, respectively	(260,132)	(161,282)
Total stockholders’ equity	867,552	918,252
Total liabilities and stockholders’ equity	$4,500,800	$4,396,716

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,540,759	$1,534,262	$2,950,609	$2,866,986
Used vehicle retail sales	715,778	682,294	1,403,949	1,305,487
Used vehicle wholesale sales	96,279	101,512	197,871	201,704
Parts and service sales	322,073	303,193	630,665	585,382
Finance, insurance and other, net	107,560	105,219	207,710	199,775
Total revenues	2,782,449	2,726,480	5,390,804	5,159,334
COST OF SALES:
New vehicle retail sales	1,459,611	1,458,132	2,797,734	2,721,125
Used vehicle retail sales	667,513	636,235	1,306,484	1,213,307
Used vehicle wholesale sales	96,331	102,445	196,474	199,958
Parts and service sales	148,875	138,095	290,891	269,487
Total cost of sales	2,372,330	2,334,907	4,591,583	4,403,877
GROSS PROFIT	410,119	391,573	799,221	755,457
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	299,022	280,568	592,687	552,037
DEPRECIATION AND AMORTIZATION EXPENSE	12,713	11,946	25,177	23,630
ASSET IMPAIRMENTS	1,024	1,039	1,956	1,039
INCOME FROM OPERATIONS	97,360	98,020	179,401	178,751
OTHER EXPENSE:
Floorplan interest expense	(11,593)	(10,015)	(22,603)	(19,362)
Other interest expense, net	(16,705)	(14,228)	(33,634)	(28,139)
INCOME BEFORE INCOME TAXES	69,062	73,777	123,164	131,250
PROVISION FOR INCOME TAXES	(22,482)	(27,467)	(42,293)	(49,126)
NET INCOME	$46,580	$46,310	$80,871	$82,124
BASIC EARNINGS PER SHARE	$2.12	$1.91	$3.57	$3.38
Weighted average common shares outstanding	21,057	23,312	21,753	23,377
DILUTED EARNINGS PER SHARE	$2.12	$1.91	$3.57	$3.38
Weighted average common shares outstanding	21,070	23,315	21,762	23,380
CASH DIVIDENDS PER COMMON SHARE	$0.23	$0.20	$0.45	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited, in thousands)
NET INCOME	$46,580	$46,310	$80,871	$82,124
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(6,068)	9,999	(3,913)	(20,595)
Net unrealized gain (loss) on interest rate risk management activities:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of $3,373, ($1,082), $10,058 and $2,825 respectively	(5,621)	1,804	(16,763)	(4,709)
Reclassification adjustment for gain (loss) included in interest expense, net of tax provision of $1,285, $1,188, $2,553 and $2,368 respectively	2,141	1,980	4,256	3,947
Net unrealized gain (loss) on interest rate risk management activities, net of tax	(3,480)	3,784	(12,507)	(762)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(9,548)	13,783	(16,420)	(21,357)
COMPREHENSIVE INCOME	$37,032	$60,093	$64,451	$60,767

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount					Total
	(Unaudited, in thousands)
BALANCE, December 31, 2015	25,706	$257	$291,092	$926,169	$(137,984)	$(161,282)	$918,252
Net income	—	—	—	80,871	—	—	80,871
Other comprehensive loss, net	—	—	—	—	(16,420)	—	(16,420)
Purchases of treasury stock	—	—	—	—	—	(115,246)	(115,246)
Net issuance of treasury shares to employee stock compensation plans	(4)	—	(16,261)	—	—	16,396	135
Stock-based compensation, including tax effect of $85	—	—	10,056	—	—	—	10,056
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(10,096)	—	—	(10,096)
BALANCE, June 30, 2016	25,702	$257	$284,887	$996,944	$(154,404)	$(260,132)	$867,552

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,871	$82,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,177	23,630
Deferred income taxes	7,984	8,100
Asset impairments	1,956	1,039
Stock-based compensation	10,169	9,453
Amortization of debt discount and issue costs	2,085	1,812
Gain on disposition of assets	(617)	(1,507)
Tax effect from stock-based compensation	85	(1,439)
Other	499	2,278
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	15,473	31,197
Accounts and notes receivable	8,564	1,399
Inventories	(22,080)	(88,738)
Contracts-in-transit and vehicle receivables	44,667	3,243
Prepaid expenses and other assets	15,573	3,427
Floorplan notes payable - manufacturer affiliates	(17,268)	4,876
Deferred revenues	(271)	(319)
Net cash provided by operating activities	172,867	80,575
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(54,739)	(130,783)
Proceeds from disposition of franchises, property and equipment	13,985	7,339
Purchases of property and equipment, including real estate	(70,272)	(48,486)
Other	3,156	6,294
Net cash used in investing activities	(107,870)	(165,636)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	3,373,126	3,550,526
Repayments on credit facility - floorplan line and other	(3,325,917)	(3,466,772)
Borrowings on credit facility - acquisition line	150,020	346,050
Repayment on credit facility - acquisition line	(140,020)	(324,222)
Borrowings on other debt	19,653	25,744
Principal payments on other debt	(22,248)	(26,942)
Borrowings on debt related to real estate, net of debt issue costs	30,754	22,430
Principal payments on debt related to real estate	(12,215)	(14,359)
Employee stock purchase plan purchases, net of employee tax withholdings	136	(1,113)
Repurchases of common stock, amounts based on settlement date	(115,246)	(33,121)
Tax effect from stock-based compensation	(85)	1,439
Dividends paid	(10,124)	(9,737)
Other	(3,159)	—
Net cash provided by (used in) financing activities	(55,325)	69,923
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,256	(1,612)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,928	(16,750)
CASH AND CASH EQUIVALENTS, beginning of period	13,037	40,975
CASH AND CASH EQUIVALENTS, end of period	$24,965	$24,225
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable	$21,241	$5,731

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry with business activities in 14 states in the United States of America ("U.S."), 19 towns in the United Kingdom ("U.K.") and four states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the "Company" in these Notes to Consolidated Financial Statements.
The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. As of June 30, 2016, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (37 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, and South Carolina), and (b) the West (77 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). The U.S. regional vice presidents report directly to the Company's Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. In addition, as of June 30, 2016, the Company had two international regions: (a) the U.K. region, which consisted of 29 dealerships in the U.K. and (b) the Brazil region, which consisted of 18 dealerships in Brazil. The operations of the Company's international regions are structured similarly to the U.S. regions, each with a regional vice president reporting directly to the Company's Chief Executive Officer.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Variable Interest Entity
In 2013, the Company entered into arrangements to provide a related-party entity, which owns and operates retail automotive dealerships, a fixed-interest-rate working capital loan and various administrative services for a variable fee, both of which constitute variable interests in the entity. The Company's exposure to loss as a result of its involvement in the entity includes the balance outstanding under the loan arrangement. The Company holds an 8% equity ownership interest in the entity. The Company has determined that the entity meets the criteria of a variable interest entity ("VIE"). The terms of the loan and services agreements provide the Company with the right to control the activities of the VIE that most significantly impact the VIE's economic performance, the obligation to absorb potentially significant losses of the VIE and the right to receive potentially significant benefits from the VIE. Accordingly, the Company qualified as the VIE's primary beneficiary and consolidated the assets and liabilities of the VIE as of June 30, 2016 and December 31, 2015, as well as the results of operations of the VIE beginning on the effective date of the variable interests arrangements to June 30, 2016. The floorplan notes payable liability of the VIE is securitized by the new and used vehicle inventory of the VIE. The carrying amounts and classification of assets (which can only be used to settle the liabilities of the VIE) and liabilities (for which creditors do not have recourse to the general credit of the Company) that are included in the Company's consolidated statements of financial position for the consolidated VIE as of June 30, 2016 and December 31, 2015, are as follows (in thousands):

	June 30, 2016	December 31, 2015
Current assets	$12,721	$12,849
Non-current assets	13,489	11,022
Total assets	$26,210	$23,871
Current liabilities	$9,783	$8,257
Non-current liabilities	20,935	17,064
Total liabilities	$30,718	$25,321
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as non-current within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The Company elected to early adopt ASU 2015-17 during the first quarter of fiscal 2016, with retrospective application. Accordingly, deferred tax assets in the amount of $14.1 million, which were previously classified as current assets at December 31, 2015, were reclassified to non-current deferred income tax liabilities on the Company's Consolidated Balance Sheets to conform to current year presentation.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The amendments in the accounting standard require debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The amendments in this ASU were to be applied retrospectively and were effective for interim and annual periods beginning after December 15, 2015. The Company adopted ASU 2015-03 during the first quarter of fiscal 2016, with retrospective application. Accordingly, debt issuance costs in the amounts of $0.5 million and $3.6 million, which were previously classified as current and long-term assets, respectively, at December 31, 2015, were reclassified as a direct reduction from the carrying amount of the related debt liability on the Company's Consolidated Balance Sheets to conform to current year presentation.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments. The amendments in the accounting standard eliminate the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The amendments also require that the acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendments in this ASU were to be applied prospectively to adjustments to provisional amounts that occur after the effective date and were effective for interim and annual periods beginning after December 15, 2015. The Company adopted ASU 2015-16 during the first quarter of fiscal 2016. The adoption of this amendment did not materially impact the Company's financial statements.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) that amends the accounting guidance on revenue recognition. The amendments in this ASU are intended to provide a framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the method of adoption and the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this ASU relate to the accounting of leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The amendment addresses several aspects of the accounting for share-based payment award transactions, including: income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The amendment replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The standard will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted for periods after December 15, 2018. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.
2. ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2016, the Company acquired 12 U.K. dealerships, inclusive of 17 franchises. The Company also acquired one dealership and opened two dealerships in Brazil for two acquired and two previously awarded franchises. Aggregate consideration paid for these dealerships totaled $60.4 million, including the associated real estate and goodwill. Also, included in the consideration paid was $3.9 million of cash received in the acquisition of the dealerships and a payable to sellers as of June 30, 2016 of $1.8 million. The purchase price has been allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The allocation of the purchase price is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the respective acquisition date). In addition, during the six months ended June 30, 2016, the Company disposed of two U.S. dealerships and four dealerships in Brazil. As a result of these U.S. and Brazil dealership dispositions, a net pretax gain of $0.7 million and a net pretax loss of $1.4 million, respectively, were recognized for the six months ended June 30, 2016.
During the six months ended June 30, 2015, the Company acquired two U.S. dealerships, sold one U.S. dealership and terminated one U.S. dealership franchise. The Company also terminated two franchises in Brazil. As a result of these dispositions, a net pretax gain of $0.7 million, including related asset impairments, was recognized for the three and six months ended June 30, 2015.

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
The related gains or losses on these interest rate derivatives are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the Company’s accompanying Consolidated Statements of Operations. All of the Company’s interest rate hedges are designated as cash flow hedges. At June 30, 2016, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for either the three or six months ended June 30, 2016 or 2015, respectively.
The Company held interest rate swaps in effect as of June 30, 2016 of $616.7 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.6%. The Company records the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense. For the three and six months ended June 30, 2016, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.9 million and $5.6 million, respectively. For the three and six months ended June 30, 2015, the impact of the Company's interest rate hedges in effect increased floorplan interest expense by $2.8 million and $5.5 million, respectively. Total floorplan interest expense was $11.6 million and $10.0 million for the three months ended June 30, 2016 and 2015, respectively, and $22.6 million and $19.4 million for the six months ended June 30, 2016 and 2015, respectively.
In addition to the $616.7 million of swaps in effect as of June 30, 2016, the Company held 17 additional interest rate swaps with forward start dates between December 2016 and January 2019 and expiration dates between December 2019 and December 2021. The aggregate notional value of these 17 forward-starting swaps was $850.0 million, and the weighted average interest rate was 2.3%. The combination of the interest rate swaps currently in effect and these forward-starting swaps is structured such that the notional value in effect through March 2023 does not exceed $908.6 million, which is less than the Company's expectation for variable rate debt outstanding during such period.
As of June 30, 2016 and December 31, 2015, the Company reflected liabilities from interest rate risk management activities of $51.1 million and $31.2 million, respectively, in its Consolidated Balance Sheets. Included in Accumulated Other Comprehensive Loss at June 30, 2016 and 2015 were accumulated unrealized losses, net of income taxes, totaling $32.0 million and $18.7 million, respectively, related to these interest rate swaps.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the impact during the current and comparative prior year periods for the Company's derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Loss, Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	2016	2015
	(In thousands)
Interest rate swap contracts	$(16,763)	$(4,709)

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Six Months Ended June 30,
	2016	2015
	(In thousands)
Floorplan interest expense	$(5,623)	$(5,470)
Other interest expense	(1,186)	(845)
The amount expected to be reclassified out of other comprehensive income (loss) into earnings as additional floorplan interest expense or other interest expense in the next twelve months is $13.8 million.
4. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2014 Long Term Incentive Plan (the "Incentive Plan"), as well as to employees pursuant to its Employee Stock Purchase Plan, as amended (the "Purchase Plan", formerly named the 1998 Employee Stock Purchase Plan).
Long Term Incentive Plan
The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of June 30, 2016, there were 1,241,041 shares available for issuance under the Incentive Plan.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the restricted stock awards as of June 30, 2016, along with the changes during the six months then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	893,360	$69.16
Granted	224,520	53.82
Vested	(215,980)	57.59
Forfeited	(12,360)	75.66
Nonvested at June 30, 2016	889,540	$68.03
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of June 30, 2016, there were 1,329,013 shares available for issuance under the Purchase Plan. During the six months ended June 30, 2016 and 2015, the Company issued 44,806 and 51,748 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company's Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $14.11 and $18.12 during the six months ended June 30, 2016 and 2015, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $4.7 million and $4.6 million for the three months ended June 30, 2016 and 2015, respectively, and $10.2 million and $9.5 million for the six months ended June 30, 2016 and 2015, respectively. Cash received from Purchase Plan purchases was $3.9 million and $3.8 million for the six months ended June 30, 2016 and 2015, respectively. The effect of tax deductions for restricted stock vested was less than the associated book expense previously recognized, which reduced additional paid-in capital by $0.1 million for the six months ended June 30, 2016. Comparatively, the tax benefit realized for the tax deductions from vesting of restricted shares totaled $1.4 million and increased additional paid in capital for the six months ended June 30, 2015.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the calculation of EPS for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	21,057	23,312	21,753	23,377
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	13	3	9	3
Weighted average dilutive common shares outstanding	21,070	23,315	21,762	23,380
Basic:
Net Income	$46,580	$46,310	$80,871	$82,124
Less: Earnings allocated to participating securities	1,885	1,792	3,224	3,176
Earnings available to basic common shares	$44,695	$44,518	$77,647	$78,948
Basic earnings per common share	$2.12	$1.91	$3.57	$3.38
Diluted:
Net Income	$46,580	$46,310	$80,871	$82,124
Less: Earnings allocated to participating securities	1,884	1,792	3,223	3,176
Earnings available to diluted common shares	$44,696	$44,518	$77,648	$78,948
Diluted earnings per common share	$2.12	$1.91	$3.57	$3.38
6. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The Company's effective income tax rate of 32.6% and 34.3% of pretax income for the three and six months ended June 30, 2016, respectively, was less than the U.S. federal statutory rate of 35.0% due primarily to the mix of pretax income between our U.S and foreign jurisdictions in which the Company operates and the tax impact of a dealership disposition in Brazil, partially offset by taxes provided for in U.S. state jurisdictions and valuation allowances provided for net operating losses and other deferred tax assets in certain U.S states and in Brazil.
For the three and six months ended June 30, 2016, the Company's effective tax rate decreased to 32.6% and 34.3%, respectively, as compared to 37.2% and 37.4% for the same periods in 2015. This decrease was primarily due to the mix effect resulting from proportionately more pretax income generated in the Company's U.K. region, as well as changes to valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil, in addition to the tax impact of a dealership disposition in Brazil during the period ended June 30, 2016.
As of June 30, 2016 and December 31, 2015, the Company had no unrecognized tax benefits with respect to uncertain tax positions and did not incur any interest and penalties nor did it accrue any interest for the six months ended June 30, 2016. When applicable, consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Taxable years 2011 and subsequent remain open for examination by the Company’s major taxing jurisdictions.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following:

	June 30, 2016	December 31, 2015
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$87,125	$93,206
Parts and service receivables	33,651	32,479
Finance and insurance receivables	21,381	22,374
Other	12,039	12,913
Total accounts and notes receivable	154,196	160,972
Less allowance for doubtful accounts	2,541	3,204
Accounts and notes receivable, net	$151,655	$157,768
Inventories consisted of the following:

	June 30, 2016	December 31, 2015
	(unaudited)
	(In thousands)
New vehicles	$1,258,485	$1,262,797
Used vehicles	316,070	275,508
Rental vehicles	142,626	134,509
Parts, accessories and other	74,964	72,917
Total inventories	1,792,145	1,745,731
Less lower of cost or market reserves	8,031	7,980
Inventories, net	$1,784,114	$1,737,751
New and used vehicles are valued at the lower of specific cost or market and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost (determined on either a first-in, first-out or an average cost basis) or market.
Property and equipment consisted of the following:

	Estimated Useful Lives in Years	June 30, 2016	December 31, 2015
	(unaudited)
		(dollars in thousands)
Land	—	$378,715	$364,475
Buildings	30 to 50	525,097	505,414
Leasehold improvements	varies	160,866	155,585
Machinery and equipment	7 to 20	96,562	90,993
Furniture and fixtures	3 to 10	86,882	82,688
Company vehicles	3 to 5	11,789	11,603
Construction in progress	—	72,906	58,361
Total		1,332,817	1,269,119
Less accumulated depreciation		251,585	235,138
Property and equipment, net		$1,081,232	$1,033,981
During the six months ended June 30, 2016, the Company incurred $50.9 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s dealerships and facilities, excluding $32.7 million of capital expenditures accrued as of December 31, 2015. As of June 30, 2016, the Company had accrued $21.2 million of capital expenditures. In addition, the Company purchased real estate (including land and buildings) during the six months ended June 30, 2016 associated with existing dealership operations totaling $7.9 million. And, in conjunction with the acquisition of dealerships and franchises in the six months ended June 30, 2016, the Company acquired $28.8 million of real estate and other property and equipment.
As of December 31, 2015, the Company determined that certain real estate investments qualified for held-for-sale treatment. As a result, the Company classified the carrying value after adjustment to estimated fair market value of the real estate, totaling $1.4 million, in prepaid and other current assets in its Consolidated Balance Sheets.
8. CREDIT FACILITIES
In the U.S., the Company has a $1.8 billion revolving syndicated credit arrangement that matures on June 17, 2021 and is comprised of 24 financial institutions, including six manufacturer-affiliated finance companies (“Revolving Credit Facility”). The Company also has a $300.0 million floorplan financing arrangement (“FMCC Facility”) with Ford Motor Credit Company (“FMCC”) for financing of new Ford vehicles in the U.S. and other floorplan financing arrangements with several other automobile manufacturers for financing of a portion of its U.S. rental vehicle inventory. In the U.K., the Company has financing arrangements with BMW Financial Services, Volkswagen Finance and FMCC for financing of its new and used vehicles. In Brazil, the Company has financing arrangements for new, used, and rental vehicles with several financial institutions, most of which are manufacturer affiliated. Within the Company's Consolidated Balance Sheets, Floorplan notes payable - credit facility and other primarily reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts related to the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of a portion of the Company's rental vehicles in the U.S., as well as the financing of new, used, and rental vehicles in both the U.K. and Brazil. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities.
Revolving Credit Facility
On June 17, 2016, the Company amended its Revolving Credit Facility principally to increase the total borrowing capacity from $1.7 billion to $1.8 billion and to extend the term from an expiration date of June 20, 2018 to June 17, 2021. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.75 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $360.0 million and a minimum of $50.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.8 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or British pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $2.1 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the LIBOR plus 125 basis points for new vehicle inventory and the LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points, depending on the Company's total adjusted leverage ratio, for borrowings in U.S. dollars and a LIBOR equivalent plus 125 to 250 basis points, depending on the Company's total adjusted leverage ratio, on borrowings in euros or British pound sterling. The Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line also requires a commitment fee ranging from 0.20% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $5.9 million of related unamortized costs as of June 30, 2016, which are included in Prepaid expenses and other current assets and Other Assets on the accompanying Consolidated Balance Sheets and amortized over the term of the facility.
After considering the outstanding balance of $1,198.1 million at June 30, 2016, the Company had $241.9 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $241.9 million available borrowings under the Floorplan Line was $35.5 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% as of June 30, 2016 and December 31, 2015, excluding the impact of the Company’s interest rate swaps. With regards to the Acquisition Line, borrowings outstanding as of June 30, 2016 and December 31, 2015 were $10.0 million and zero, respectively. After considering $37.1 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $252.3 million of available borrowing capacity under the Acquisition Line as of June 30, 2016. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company's U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $208.5 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on April 1, 2014 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock after June 2, 2014 and ending on the date of determination less (c) cash dividends and share repurchases after June 2, 2014 (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of June 30, 2016, the Credit Facility Restricted Payment Basket totaled $108.8 million. As of June 30, 2016, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory in the U.S., including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days' notice by either party. As of June 30, 2016, the Company had an outstanding balance of $159.0 million under the FMCC Facility with an available floorplan borrowing capacity of $141.0 million. Included in the $141.0 million available borrowings under the FMCC Facility was $27.5 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.00% before considering the applicable incentives as of June 30, 2016.
Other Credit Facilities
The Company has credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities range from 1.73% to 3.95%. As of June 30, 2016, borrowings outstanding under these facilities totaled $83.8 million.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazil operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, range from 16.77% to 24.45%. As of June 30, 2016, borrowings outstanding under these facilities totaled $16.7 million.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. The interest rate charged on borrowings related to the Company’s rental vehicle fleet varies up to 5.00%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time. As of June 30, 2016, borrowings outstanding under these facilities totaled $116.0 million.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts and capitalized debt issuance costs. Long-term debt consisted of the following:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
5.00% Senior Notes (aggregate principal of $550,000 at June 30, 2016 and December 31, 2015)	$539,690	$538,933
5.25% Senior Notes (aggregate principal of $300,000 at June 30, 2016 and December 31, 2015)	295,320	295,156
Acquisition Line	10,000	—
Real Estate Related and Other Long-Term Debt	389,593	365,564
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 9.8%	49,727	51,902
	1,284,330	1,251,555
Less current maturities of other long-term debt	33,390	52,021
	$1,250,940	$1,199,534
Included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015, was $9.6 million and $3.0 million, respectively, of short-term financing that was due within one year.
5.00% Senior Notes
On June 2, 2014, the Company issued $350.0 million aggregate principal amount of its 5.00% Senior Notes due 2022("5.00% Notes"). Subsequently, on September 9, 2014, the Company issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes will mature on June 1, 2022 and pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. Using proceeds of certain equity offerings, the Company may redeem up to 35.0% of the 5.00% Notes prior to June 1, 2017, subject to certain conditions, at a redemption price equal to 105% of principal amount of the 5.00% Notes plus accrued and unpaid interest. Otherwise, the Company may redeem some or all of the 5.00% Notes prior to June 1, 2017 at a redemption price equal to 100% of the principal amount of the 5.00% Notes redeemed, plus an applicable premium, and plus accrued and unpaid interest. On or after June 1, 2017, the Company may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. The Company may be required to purchase the 5.00% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of the Company's existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt. The 5.00% Notes are guaranteed by substantially all of the Company's U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company's U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of its non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.00% Notes is the same as under the Credit Facility Restricted Payment Basket. The 5.00% Notes were registered with the Securities and Exchange Commission in June 2015.
The underwriters' fees, discount and capitalized debt issuance costs relative to the 5.00% Notes totaled $13.1 million. These amounts are included as a direct reduction of the 5.00% Notes on the accompanying Consolidated Balance Sheets and are being amortized over a period of eight years in conjunction with the term of the 5.00% Notes. The 5.00% Notes are presented net of unamortized underwriters' fees, discount and debt issuance costs of $10.3 million as of June 30, 2016.
5.25% Senior Notes
On December 8, 2015, the Company issued 5.25% senior unsecured notes with a face amount of $300.0 million due to mature on December 15, 2023 (“5.25% Notes”). The 5.25% Notes pay interest semiannually, in arrears, in cash on each June 15 and December 15, beginning June 15, 2016. Using proceeds of certain equity offerings, the Company may redeem up to 35.0% of the 5.25% Notes prior to December 15, 2018, subject to certain conditions, at a redemption price equal to 105.25% of principal amount of the 5.25% Notes plus accrued and unpaid interest. Otherwise, the Company may redeem some or all of the 5.25% Notes prior to December 15, 2018 at a redemption price equal to 100% of the principal amount of the 5.25% Notes redeemed, plus an applicable make-whole premium, and plus accrued and unpaid interest. On or after December 15, 2018, the Company may redeem some or all of the 5.25% Notes at specified prices, plus accrued and unpaid interest. The Company may be required to purchase the 5.25% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.25% Notes indenture. The 5.25% Notes are senior unsecured obligations and rank equal in right of

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

payment to all of the Company’s existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt. The 5.25% Notes are guaranteed by substantially all of the Company’s U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company’s U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.25% Notes are structurally subordinated to the liabilities of its non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.25% Notes is the same as under the Credit Facility Restricted Payment Basket.
The underwriters' fees and capitalized debt issuance costs relative to the 5.25% Notes totaled $5.0 million. These amounts are included as a direct reduction of the 5.25% Notes on the accompanying Consolidated Balance Sheets and are being amortized over a period of eight years in conjunction with the term of the 5.25% Notes. The 5.25% Notes are presented net of unamortized underwriters' fees and debt issuance costs of $4.7 million as of June 30, 2016.
Acquisition Line
See Note 8, "Credit Facilities," for further discussion on the Company's Revolving Credit Facility and Acquisition Line.
Real Estate Related and Other Long-Term Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with three of its manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), BMW Financial Services NA, LLC (“BMWFS”) and FMCC, as well as several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by the Company. Each loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.00% and 4.69%, and at variable indexed rates plus a spread between 1.50% and 2.50% per annum. The Company capitalized $2.7 million of related debt issuance costs related to the Real Estate Notes which are included as a direct reduction to the Real Estate Notes on the accompanying Consolidated Balance Sheets and are being amortized over the terms of the notes, $0.7 million of which remained unamortized as of June 30, 2016.
The Real Estate Notes consist of 54 term loans for an aggregate principal amount of $351.1 million. As of June 30, 2016, borrowings outstanding under these notes totaled $318.8 million, with $23.6 million classified as a current maturity of long-term debt. For the six months ended June 30, 2016, the Company made additional net borrowings and principal payments of $30.3 million and $7.7 million, respectively. The agreements provide for monthly payments based on 15 or 20-year amortization schedules and mature between May 2017 and December 2024. These Real Estate Notes are cross-collateralized and cross-defaulted with each other.
The Company has entered into 13 separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are denominated in British pound sterling and are being repaid in monthly installments that will mature by September 2034. As of June 30, 2016, borrowings under the U.K. Notes totaled $57.1 million, with $4.7 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the six months ended June 30, 2016, the Company assumed $8.3 million of term mortgage loans in conjunction with U.K. dealership acquisitions, made no additional borrowings and made principal payments of $2.4 million associated with the U.K. Notes.
The Company has a separate term mortgage loan in Brazil with a third-party financial institution (the "Brazil Note"). The Brazil Note is denominated in Brazilian real and is secured by one of the Company’s Brazilian properties, as well as a guarantee from the Company. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of June 30, 2016, borrowings under the Brazil Note totaled $4.1 million, with $0.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the six months ended June 30, 2016, the Company made no additional borrowings and made principal payments of $0.1 million associated with the Brazil Note.
The Company also has working capital loan agreements with third-party financial institutions in Brazil. The principal balance on these loans is due by February 2017 with interest only payments being made until the due date. As of June 30, 2016, borrowings under the Brazilian third-party loans totaled $6.8 million. For the six months ended June 30, 2016, the Company made no additional borrowings.
Fair Value of Long-Term Debt
The Company's outstanding 5.00% Notes had a fair value of $543.1 million and $545.9 million as of June 30, 2016 and December 31, 2015, respectively. The Company's outstanding 5.25% Notes had a fair value of $296.3 million and $297.8 million as of June 30, 2016 and December 31, 2015, respectively. The Company's fixed interest rate borrowings included in real estate related and other long-term debt totaled $97.3 million and $100.7 million as of June 30, 2016 and December 31, 2015, respectively. The fair value of such fixed interest rate borrowings was $98.5 million and $102.4 million as of June 30, 2016 and

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2015, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2016 and December 31, 2015. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities recorded at fair value in the accompanying balance sheets as of June 30, 2016 and December 31, 2015, respectively, were as follows:

	As of June 30, 2016
	Level 2	Total
	(In thousands)
Assets:
Investments	$2,765	$2,765
Demand obligations	$132	$132
Total	$2,897	$2,897
Liabilities:
Interest rate derivative financial instruments	$51,134	$51,134
Total	$51,134	$51,134

	As of December 31, 2015
	Level 2	Total
	(In thousands)
Assets:
Investments	$4,235	$4,235
Demand obligations	$131	$131
Interest rate derivative financial instruments	$31	$31
Total	$4,397	$4,397
Liabilities:
Interest rate derivative financial instruments	$31,153	$31,153
Total	$31,153	$31,153
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2015	$285,659	$7,773	$14,156	$307,588
Additions through acquisitions	—	14,087	—	14,087
Currency translation	—	(1,903)	3,202	1,299
BALANCE, June 30, 2016	$285,659	$19,957	$17,358	$322,974

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2015	$809,775	$35,320	$9,820	$854,915	(1)
Additions through acquisitions	—	30,755	1,018	31,773
Purchase price allocation adjustments	39	1,077	—	1,116
Disposals	(2,035)	—	(191)	(2,226)
Currency translation	—	(5,902)	2,305	(3,597)
BALANCE, June 30, 2016	$807,779	$61,250	$12,952	$881,981	(1)
(1) Net of accumulated impairment of $97.8 million.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30, 2016
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2015	$(118,532)	$(19,452)	$(137,984)
Other comprehensive loss before reclassifications:
Pre-tax	(3,913)	(26,821)	(30,734)
Tax effect	—	10,058	10,058
Amounts reclassified from accumulated other comprehensive loss to:
Floorplan interest expense	—	5,623	5,623
Other interest expense	—	1,186	1,186
Tax effect	—	(2,553)	(2,553)
Net current period other comprehensive loss	(3,913)	(12,507)	(16,420)
Balance, June 30, 2016	$(122,445)	$(31,959)	$(154,404)

	Six Months Ended June 30, 2015
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2014	$(64,075)	$(17,909)	$(81,984)
Other comprehensive loss before reclassifications:
Pre-tax	(20,595)	(7,534)	(28,129)
Tax effect	—	2,825	2,825
Amounts reclassified from accumulated other comprehensive loss to:
Floorplan interest expense	—	5,470	5,470
Other interest expense	—	845	845
Tax effect	—	(2,368)	(2,368)
Net current period other comprehensive loss	(20,595)	(762)	(21,357)
Balance, June 30, 2015	$(84,670)	$(18,671)	$(103,341)

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. SEGMENT INFORMATION
As of June 30, 2016, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segments and therefore the corporate financial results are included within the U.S. reportable segment.
Reportable segment revenue, income (loss) before income taxes, (provision) benefit for income taxes and net income (loss) were as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
Total revenues	$2,207,381	$467,792	$107,276	$2,782,449	$4,289,014	$899,688	$202,102	$5,390,804
Income (loss) before income taxes	61,784	7,929	(651)	69,062	111,989	13,449	(2,274)	123,164
(Provision) benefit for income taxes	(22,854)	(1,586)	1,958	(22,482)	(41,685)	(2,756)	2,148	(42,293)
Net income (loss) (1)	$38,930	$6,343	$1,307	$46,580	70,304	10,693	(126)	80,871

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
Total revenues	$2,287,446	$308,167	$130,867	$2,726,480	$4,285,946	$607,708	$265,680	$5,159,334
Income (loss) before income taxes	69,431	4,831	(485)	73,777	122,589	9,951	(1,290)	131,250
Provision for income taxes	(26,288)	(1,010)	(169)	(27,467)	(46,651)	(2,009)	(466)	(49,126)
Net income (loss)	$43,143	$3,821	$(654)	$46,310	75,938	7,942	(1,756)	82,124
(1) Includes the following, after tax: loss due to catastrophic events of $1.7 million and $3.4 million for the three and six months ended June 30, 2016, respectively, in the U.S. segment; and foreign deferred income tax benefit of $1.7 million for the three and six months ended June 30, 2016 in the Brazil segment.

Reportable segment total assets as of June 30, 2016 and December 31, 2015 were as follows:

	As of June 30, 2016
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,874,447	$485,596	$140,757	$4,500,800

	As of December 31, 2015
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,923,001	$358,476	$115,239	$4,396,716

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes), guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities had they operated on a stand-alone basis. In accordance with Rule 3-10 of Regulation S-X, condensed consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under the 5.00% Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100%-owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X). There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$5,495	$19,470	$—	$24,965
Contracts-in-transit and vehicle receivables, net	—	173,024	39,280	—	212,304
Accounts and notes receivable, net	—	116,770	34,885	—	151,655
Intercompany accounts receivable	—	4,386	—	(4,386)	—
Inventories, net	—	1,532,707	251,407	—	1,784,114
Prepaid expenses and other current assets	684	8,643	19,592	—	28,919
Total current assets	684	1,841,025	364,634	(4,386)	2,201,957
PROPERTY AND EQUIPMENT, net	—	938,378	142,854	—	1,081,232
GOODWILL	—	807,781	74,200	—	881,981
INTANGIBLE FRANCHISE RIGHTS	—	285,659	37,315	—	322,974
INVESTMENT IN SUBSIDIARIES	2,584,017	—	—	(2,584,017)	—
OTHER ASSETS	—	8,126	4,530	—	12,656
Total assets	$2,584,701	$3,880,969	$623,533	$(2,588,403)	$4,500,800

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,233,518	$5,702	$—	$1,239,220
Offset account related to floorplan notes payable - credit facility	—	(35,461)	—	—	(35,461)
Floorplan notes payable — manufacturer affiliates	—	302,504	94,791	—	397,295
Offset account related to floorplan notes payable - manufacturer affiliates	—	(27,500)	—	—	(27,500)
Current maturities of long-term debt and short-term financing	—	28,246	14,747	—	42,993
Accounts payable	—	158,500	154,719	—	313,219
Intercompany accounts payable	718,412	—	4,386	(722,798)	—
Accrued expenses	—	156,948	25,160	—	182,108
Total current liabilities	718,412	1,816,755	299,505	(722,798)	2,111,874
LONG-TERM DEBT, net of current maturities	845,010	340,094	65,836	—	1,250,940
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	49,438	—	—	49,438
DEFERRED INCOME TAXES AND OTHER LIABILITIES	(678)	212,649	9,025	—	220,996
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,021,957	2,180,445	249,167	(2,584,017)	867,552
Intercompany note receivable	—	(718,412)	—	718,412	—
Total stockholders’ equity	1,021,957	1,462,033	249,167	(1,865,605)	867,552
Total liabilities and stockholders’ equity	$2,584,701	$3,880,969	$623,533	$(2,588,403)	$4,500,800

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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$2,207,383	$575,066	$—	$2,782,449
COST OF SALES:	—	1,862,787	509,543	—	2,372,330
GROSS PROFIT	—	344,596	65,523	—	410,119
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	605	243,312	55,105	—	299,022
DEPRECIATION AND AMORTIZATION EXPENSE	—	10,642	2,071	—	12,713
ASSET IMPAIRMENTS	—	1,024	—	—	1,024
INCOME (LOSS) FROM OPERATIONS	(605)	89,618	8,347	—	97,360
OTHER EXPENSE:
Floorplan interest expense	—	(10,402)	(1,191)	—	(11,593)
Other interest expense, net	—	(16,072)	(633)	—	(16,705)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(605)	63,144	6,523	—	69,062
BENEFIT (PROVISION) FOR INCOME TAXES	227	(23,081)	372	—	(22,482)
EQUITY IN EARNINGS OF SUBSIDIARIES	46,958	—	—	(46,958)	—
NET INCOME (LOSS)	$46,580	$40,063	$6,895	$(46,958)	$46,580
OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	(3,480)	(6,068)	—	(9,548)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$46,580	$36,583	$827	$(46,958)	$37,032

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$4,289,016	$1,101,788	$—	$5,390,804
COST OF SALES:	—	3,611,709	979,874	—	4,591,583
GROSS PROFIT	—	677,307	121,914	—	799,221
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,808	486,327	104,552	—	592,687
DEPRECIATION AND AMORTIZATION EXPENSE	—	21,238	3,939	—	25,177
ASSET IMPAIRMENTS	—	1,533	423	—	1,956
INCOME (LOSS) FROM OPERATIONS	(1,808)	168,209	13,000	—	179,401
OTHER EXPENSE:
Floorplan interest expense	—	(20,450)	(2,153)	—	(22,603)
Other interest expense, net	—	(32,124)	(1,510)	—	(33,634)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(1,808)	115,635	9,337	—	123,164
BENEFIT (PROVISION) FOR INCOME TAXES	677	(42,362)	(608)	—	(42,293)
EQUITY IN EARNINGS OF SUBSIDIARIES	82,002	—	—	(82,002)	—
NET INCOME (LOSS)	$80,871	$73,273	$8,729	$(82,002)	$80,871
OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	(12,507)	(3,913)	—	(16,420)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$80,871	$60,766	$4,816	$(82,002)	$64,451

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$2,287,447	$439,033	$—	$2,726,480
COST OF SALES:	—	1,945,263	389,644	—	2,334,907
GROSS PROFIT	—	342,184	49,389	—	391,573
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	848	237,716	42,004	—	280,568
DEPRECIATION AND AMORTIZATION EXPENSE	—	10,357	1,589	—	11,946
ASSET IMPAIRMENTS	—	498	541	—	1,039
INCOME FROM OPERATIONS	(848)	93,613	5,255	—	98,020
OTHER EXPENSE:
Floorplan interest expense	—	(8,959)	(1,056)	—	(10,015)
Other interest expense, net	605	(13,073)	(1,760)	—	(14,228)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(243)	71,581	2,439	—	73,777
BENEFIT (PROVISION) FOR INCOME TAXES	92	(26,382)	(1,177)	—	(27,467)
EQUITY IN EARNINGS OF SUBSIDIARIES	46,461	—	—	(46,461)	—
NET INCOME (LOSS)	$46,310	$45,199	$1,262	$(46,461)	$46,310
OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	3,784	9,999	—	13,783
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$46,310	$48,983	$11,261	$(46,461)	$60,093

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$4,285,947	$873,387	$—	$5,159,334
COST OF SALES:	—	3,629,275	774,602	—	4,403,877
GROSS PROFIT	—	656,672	98,785	—	755,457
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,079	465,188	84,770	—	552,037
DEPRECIATION AND AMORTIZATION EXPENSE	—	20,475	3,155	—	23,630
ASSET IMPAIRMENTS	—	498	541	—	1,039
INCOME FROM OPERATIONS	(2,079)	170,511	10,319	—	178,751
OTHER EXPENSE:
Floorplan interest expense	—	(17,477)	(1,885)	—	(19,362)
Other interest expense, net	1,197	(25,796)	(3,540)	—	(28,139)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(882)	127,238	4,894	—	131,250
BENEFIT (PROVISION) FOR INCOME TAXES	331	(46,985)	(2,472)	—	(49,126)
EQUITY IN EARNINGS OF SUBSIDIARIES	82,675	—	—	(82,675)	—
NET INCOME (LOSS)	$82,124	$80,253	$2,422	$(82,675)	$82,124
OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	(762)	(20,595)	—	(21,357)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$82,124	$79,491	$(18,173)	$(82,675)	$60,767

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$80,872	$88,538	$3,457	$172,867
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	—	(54,739)	(54,739)
Proceeds from disposition of franchises, property and equipment	—	12,728	1,257	13,985
Purchases of property and equipment, including real estate	—	(59,894)	(10,378)	(70,272)
Other	—	3,007	149	3,156
Net cash used in investing activities	—	(44,159)	(63,711)	(107,870)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	3,373,126	—	3,373,126
Repayments on credit facility - floorplan line and other	—	(3,325,917)	—	(3,325,917)
Borrowings on credit facility - acquisition line	150,020	—	—	150,020
Repayment on credit facility - acquisition line	(140,020)	—	—	(140,020)
Borrowings on other debt	—	—	19,653	19,653
Principal payments on other debt	—	(461)	(21,787)	(22,248)
Borrowings on debt related to real estate, net of debt issue costs	—	30,754	—	30,754
Principal payments on debt related to real estate	—	(9,611)	(2,604)	(12,215)
Employee stock purchase plan purchases, net of employee tax withholdings	136	—	—	136
Repurchases of common stock, amounts based on settlement date	(115,246)	—	—	(115,246)
Tax effect from stock-based compensation	(85)	—	—	(85)
Dividends paid	(10,124)	—	—	(10,124)
Other	(2,736)	(423)	—	(3,159)
Borrowings (repayments) with subsidiaries	233,120	(236,314)	3,194	—
Investment in subsidiaries	(195,937)	123,624	72,313	—
Distributions to parent	—	—	—	—
Net cash provided by (used in) financing activities	(80,872)	(45,222)	70,769	(55,325)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	2,256	2,256
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(843)	12,771	11,928
CASH AND CASH EQUIVALENTS, beginning of period	—	6,338	6,699	13,037
CASH AND CASH EQUIVALENTS, end of period	$—	$5,495	$19,470	$24,965

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$82,124	$(6,018)	$4,469	$80,575
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(130,783)	—	(130,783)
Proceeds from disposition of franchises, property and equipment	—	6,845	494	7,339
Purchases of property and equipment, including real estate	—	(39,305)	(9,181)	(48,486)
Other	—	6,294	—	6,294
Net cash used in investing activities	—	(156,949)	(8,687)	(165,636)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	3,550,526	—	3,550,526
Repayments on credit facility - floorplan line and other	—	(3,466,772)	—	(3,466,772)
Borrowings on credit facility - acquisition line	346,050	—	—	346,050
Repayment on credit facility - acquisition line	(324,222)	—	—	(324,222)
Borrowings on other debt	—	138	25,606	25,744
Principal payments on other debt	—	(989)	(25,953)	(26,942)
Borrowings on debt related to real estate, net of debt issue costs	—	—	22,430	22,430
Principal payments on debt related to real estate	—	(12,846)	(1,513)	(14,359)
Employee stock purchase plan purchases, net of employee tax withholdings	(1,113)	—	—	(1,113)
Repurchases of common stock, amounts based on settlement date	(33,121)	—	—	(33,121)
Tax effect from stock-based compensation	—	1,439	—	1,439
Dividends paid	(9,737)	—	—	(9,737)
Borrowings (repayments) with subsidiaries	80,027	(54,206)	(25,821)	—
Investment in subsidiaries	(140,008)	124,918	15,090	—
Distributions to parent	—	—	—	—
Net cash provided by (used in) financing activities	(82,124)	142,208	9,839	69,923
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(1,612)	(1,612)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(20,759)	4,009	(16,750)
CASH AND CASH EQUIVALENTS, beginning of period	—	25,379	15,596	40,975
CASH AND CASH EQUIVALENTS, end of period	$—	$4,620	$19,605	$24,225

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. SUBSEQUENT EVENTS
Subsequent to June 30, 2016, the Company repurchased 244,205 of its common shares for $12.4 million under its current share repurchase program.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements may appear throughout this report including, but not limited to, the following sections: "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk." This information includes statements regarding our plans, goals or current expectations with respect to, among other things:
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"), as well as "Management's Discussion and Analysis" and "Quantitative and Qualitative Disclosures About Market Risk."
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
In the preparation of our financial statements and reporting of our operating results in accordance with United States generally accepted accounting principles ("U.S. GAAP"), certain non-core business items are required to be presented. Examples of items that we consider non-core include non-cash asset impairment charges, gains and losses on dealership, franchise or real estate transactions, and catastrophic weather events such as hail storms, hurricanes, and snow storms. In order to improve the transparency of our disclosures, provide a meaningful presentation of results from our core business operations and improve period-over-period comparability, we have included certain adjusted financial measures that exclude the impact of these non-core business items. These adjusted measures are not measures of financial performance under U.S. GAAP, but are instead considered non-GAAP financial performance measures. Our management uses these adjusted measures in conjunction with U.S. GAAP financial measures to assess our business, including communication with our Board of Directors, investors and industry analysts concerning financial performance. Therefore, we believe these adjusted financial measures are relevant and useful to users of the following financial information. For further explanation and reconciliation to the most directly comparable GAAP measures, see "Non-GAAP Financial Measures" below.
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
As of June 30, 2016, we owned and operated 212 franchises, representing 33 brands of automobiles, at 161 dealership locations and 37 collision centers worldwide. We own 149 franchises at 114 dealerships and 28 collision centers in the U.S., 40 franchises at 29 dealerships and eight collision centers in the U.K., and 23 franchises at 18 dealerships and one collision center in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, Oklahoma, South Carolina and Texas in the U.S., in 19 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo, Parana, Mato Grosso do Sul and Santa Catarina in Brazil.
Outlook
During the three months ended June 30, 2016, industry new vehicle registrations in the U.S. remained flat as compared to the same period a year ago. In response, and particularly given the headwinds we are experiencing in most of our energy-dependent markets, we are focused on opportunities to enhance our operating results by: (a) improving our new and used vehicle gross profit per unit sold; (b) continuing to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; (c) investing capital where necessary to support our anticipated growth, particularly in our parts and service business; and (d) further leveraging our revenue and gross profit growth through the continued implementation of cost efficiencies.
In terms of GDP, the U.K. economy represents the fifth largest economy in the world. Industry new vehicle registrations in the U.K. increased 3.2% in the six months ended June 30, 2016, as compared to the same period a year ago.
The majority vote in favor of the Referendum of the United Kingdom’s Membership of the European Union (E.U.) (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, could have an adverse effect on our operations and financial results. While the initial announcement created much uncertainty in the global markets, we may not know for many months what the Brexit effect may be to the Company and the global markets, especially the U.K. Additionally, there is much uncertainty surrounding the effects Brexit may have on the regulatory environment of the U.K. and the overall European Union and its remaining individual members. Currently, automotive dealers in the U.K. rely on the legislative doctrine of “Block Exemption” to govern market representation activities of competing dealers and dealer groups. To date, there has been no clear indication of how such legislation may be affec ted by Brexit. The Company continues to monitor all effects, both economic and legislative, of Brexit.
In addition, the announcement of Brexit initially caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against the British pound sterling in which we conduct business in the U.K. The strengthening of the U.S. dollar relative to the British pound sterling has and may continue to adversely affect our results of operations. Please see the update below in "Critical Accounting Policies and Accounting Estimates" for further information on potential impact to the Company.
In terms of GDP, the Brazilian economy represents the ninth largest economy in the world. At present, the Brazilian economy is in recession and is facing many challenges. Industry new vehicle registrations in Brazil declined 25.1% for the six months ended June 30, 2016 as compared to the same period a year ago. We expect macro-economic conditions in Brazil to remain challenged in the near term and automobile industry sales to continue to be under pressure for the remainder of 2016 and into 2017. Longer term, we expect improvements in industry sales volumes and are utilizing a strategy of aligning with growing brands. In conjunction with this strategy, we added four franchises in Brazil during the six months ended June 30, 2016. These franchises are expected to generate approximately $20 million in annual revenues. In addition, since December 31, 2015, we have disposed of four franchises in Brazil. These four franchises combined to generate roughly $35 million in trailing twelve month revenues. We expect that the net impact to our profitability of this adjustment to our portfolio will be positive.
In September 2015, Volkswagen admitted that certain of its diesel models were intentionally programmed to meet various regulatory emissions standards only during laboratory emissions testing. In late June 2016, Volkswagen agreed to pay up to an aggregate of $14.7 billion to settle claims stemming from the diesel emissions scandal. The proposed settlement with the U.S. federal government and owners of about 475,000 Volkswagen vehicles, includes a maximum of $10 billion to buy back affected cars at their pre-scandal values, and additional cash compensation for certain Volkswagen vehicle owners. Volkswagen will also pay $2.7 billion into an Environmental Protection Agency fund, to compensate for the environmental impact of its cars, which were fitted with software that enabled them to pass emissions tests but exceed legal pollution limits in on-the-road driving. Volkswagen has also agreed to spend $2 billion on new cleaner-vehicle projects. All told, the civil settlement would be the largest yet by an automobile company. As part of the settlement, a class of Volkswagen dealers has been established in the principal settlement with government officials to make claims for damages related to the emissions scandal, including costs incurred in decreased sales of certain Volkswagen products and reimbursement for certain current vehicles in inventory. While we anticipate that we will generate revenues to repair affected vehicles under the settlement, and while the total amount to be awarded to the dealership class and then to our various individual Volkswagen dealerships is not known at this time, we do not anticipate that these amounts will be material. The Volkswagen brand represented 1.6% of our total new vehicle retail unit sales for the six months ended June 30, 2016.
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
We expect that our operations will continue to consistently generate positive cash flow in the future and we are focused on maximizing the return that we generate from our invested capital, as well as positioning our balance sheet to take advantage of investment opportunities as they arise. We remain committed to our growth-by-acquisition strategy and, over the long term, we believe that significant opportunities exist to enhance our portfolio with dealership acquisitions in the U.S., U.K. and Brazil that provide satisfactory returns on our investment. However, our capital allocation strategy is dynamic and dependent on a variety of market conditions. Currently, based upon our stock price, we believe that stock repurchases offer a very attractive alternative for capital allocation, relative to dealership acquisitions. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders and will continue to monitor the relative value of dealership acquisitions, share repurchases and shareholder dividends in the future.
We continue to closely scrutinize all planned future capital spending and work closely with our manufacturer partners to make prudent capital investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that our capital spending for the year of 2016 will be less than $135 million.
Financial and Operational Highlights
Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, as well as maintenance, repair and collision restoration services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, discretionary spending levels, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to continue to maintain and repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, as well as maintenance, repair and collision restoration services. In addition, our ability to expediently adjust our cost structure in response to changes in new vehicle sales volumes also tempers the negative impact of such volume changes.
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
Our operating results as reported on a U.S. GAAP basis for the three months ended June 30, 2016 were negatively impacted by the following non-core items: $2.8 million related to vehicle inventory losses from hail and flooding in Texas on a pre-tax basis ($1.7 million on an after-tax basis), $1.0 million of non-cash impairment charges on a pre-tax basis ($0.6 million on an after-tax basis), and $0.3 million of net losses related to real estate and dealership transactions on a pre-tax basis ($0.2 million on an after-tax basis), partially offset by a $1.7 million related to a foreign deferred income tax benefit on an after-tax basis. For the six months ended June 30, 2016, our operating results were negatively impacted by the following non-core items: $5.4 million of losses related to catastrophic events on a pre-tax basis ($3.4 million on an after-tax basis), $1.5 million of non-cash impairment charges on a pre-tax basis ($0.9 million on an after-tax basis), $0.6 million of acquisition costs on both a pre-tax and after-tax basis, and $0.1 million of net losses related to real estate and dealership transactions on a pre-tax basis ($0.4 million on an after-tax basis), partially offset by a $1.7 million related to a foreign deferred income tax benefit on an after-tax basis. On a comparable basis, our operating results as reported on a U.S. GAAP basis for the three and six months ended June 30, 2015 were negatively impacted by the following non-core items: $1.0 million of non-cash impairment charges on a pre-tax basis ($0.8 million on an after-tax basis), $1.0 million charge related to vehicle inventory losses from flooding in Houston, Texas, on a pre-tax basis ($0.6 million on an after-tax basis), $1.0 million legal settlement on a pre-tax basis ($0.6 million on an after-tax basis), and $0.2 million in severance costs on both a pre-tax and after-tax basis, partially offset by $1.1 million net gains related to real estate and dealership transactions on a pre-tax basis ($0.6 million on an after-tax basis). These non-core items have been excluded from our U.S. GAAP results in the following discussion of "adjusted" results. Please see "Non-GAAP Financial Measures" for further explanation and reconciliation of the U.S. GAAP and non-GAAP data.
For the three months ended June 30, 2016, our total revenues increased 2.1% from 2015 levels to $2.8 billion, reflecting a 51.8% increase in the U.K., partially offset by decreases of 3.5% and 18.0% in the U.S. and Brazil, respectively. Both the British pound sterling and the Brazilian real weakened versus the U.S. Dollar for the three-month period ended June 30, 2016, as compared to the same period a year ago, further tempering our 2016 results. The increase in all of our financial results in the U.K. for the three and six months ended June 30, 2016 compared to 2015 were primarily explained by the incremental number of dealerships owned and operated, due to the acquisition of a dealership group in early February 2016. Total gross profit improved $18.5 million, or 4.7%, to $410.1 million for the second quarter of 2016 over the prior year period, primarily as a result of a $20.4 million, or 60.2% increase in our U.K. operations. Our U.K. gross profit growth results were primarily driven by a 57.9% increase in our new vehicle retail sales business, 60.0% improvement in our parts and service business, and a 66.1% growth in our finance and insurance business. For the six months ended June 30, 2016, total revenues increased 4.5% from 2015 levels to $5.4 billion, primarily driven by a 48.0% increase in our U.K. segment. Also for the six months ended June 30, 2016, gross profit increased 5.8% over the prior year period to $799.2 million, primarily as a result of $33.0 million, or 48.5%, increase in our U.K. operations, coupled with a $20.6 million, or 3.1% increase in our U.S. operations. Selling, General and Administrative expenses ("SG&A") rose 6.6% in the second quarter of 2016, as compared to the prior year period, primarily as a result of a 58.1% increase in our U.K. segment. The increase in U.K. SG&A is primarily the result of the incremental number of dealerships owned and operated in the U.K. For the six months ended June 30, 2016, SG&A rose 7.4% over the prior year period, driven by increases of 4.6% and 49.0% in our U.S. and U.K. segments, respectively. The increase in the U.S. was primarily driven by increases in other variable costs associated with vehicle inventory levels, as well as the expansion of our fixed operations business. The increase in the U.K. is explained by the general correlation of variable costs, including salesperson commission payments, and vehicle sales, as well as the incremental number of dealerships owned and operated in the U.K. On an adjusted basis, SG&A rose 5.9% and 6.5% for the three and six months ended June 30, 2016, respectively. For the three months ended June 30, 2016, we generated a 0.6% increase in net income to $46.6 million and an 11.0% increase in diluted income per share to $2.12 as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, we experienced a 1.5% decrease in net income to $80.9 million and a 5.6% increase in diluted income per share to $3.57 as compared to the six months ended June 30, 2015. On an adjusted basis for the three months ended June 30, 2016, we realized a 1.1% decrease in net income to $47.4 million and a 9.1% increase in diluted income per share to $2.16 as compared to the three months ended June 30, 2015. On an adjusted basis for the six months ended June 30, 2016, we experienced a 0.9% increase in net income to $84.5 million and an 8.4% increase in diluted income per share to $3.73. The increases in our diluted income per share can be attributed to decreases of 9.6% and 6.9% in our weighted average diluted common shares outstanding for the three and six months ended June 30, 2016, respectively, over the prior year periods. The decreases in weighted average dilutive common shares outstanding were primarily the result of the repurchase of 2,808,685 shares of our common stock over the last twelve months. For the six months ended June 30, 2016, our net cash provided by operations increased $92.2 million over the prior year period to $172.9 million, primarily driven by a $90.4 million increase in the net change in operating assets and liabilities. On an adjusted basis, our net cash provided by operations increased $15.0 million over the prior year period to $152.1 million, primarily driven by a $13.3 million increase in the net change in operating assets and liabilities. See "Liquidity and Capital Resources" and "Non-GAAP Financial Measures" for details regarding adjustments to cash flow.
Key Performance Indicators
Consolidated Statistical Data
The following table highlights certain of the key performance indicators we use to manage our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unit Sales
Retail Sales
New Vehicle	43,644	44,765	84,425	84,004
Used Vehicle	32,951	31,439	65,742	61,422
Total Retail Sales	76,595	76,204	150,167	145,426
Wholesale Sales	13,684	14,627	28,050	28,567
Total Vehicle Sales	90,279	90,831	178,217	173,993
Gross Margin
New Vehicle Retail Sales	5.3%	5.0%	5.2%	5.1%
Total Used Vehicle Sales	5.9%	5.8%	6.2%	6.2%
Parts and Service Sales	53.8%	54.5%	53.9%	54.0%
Total Gross Margin	14.7%	14.4%	14.8%	14.6%
SG&A (1) as a % of Gross Profit	72.9%	71.7%	74.2%	73.1%
Adjusted SG&A (1) as a % of Gross Profit (2)	72.2%	71.4%	73.4%	72.9%
Operating Margin	3.5%	3.6%	3.3%	3.5%
Adjusted Operating Margin (2)	3.6%	3.7%	3.5%	3.5%
Pretax Margin	2.5%	2.7%	2.3%	2.5%
Adjusted Pretax Margin (2)	2.6%	2.8%	2.4%	2.6%
Finance and Insurance Revenues per Retail Unit Sold	$1,404	$1,381	$1,383	$1,374

(1)	Selling, general and administrative expenses.

(2)	See "Non-GAAP Financial Measures" for more details.
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references may be made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows. Our results are impacted by changes in exchange rates relating to our U.K. and Brazil segments. As exchange rates fluctuate, our results of operations as reported in U.S. dollars fluctuate. For example, if the British pound sterling were to weaken against the U.S. dollar, our U.K. results of operations would translate into less U.S. dollar reported results. The British pound sterling weakened against the U.S. dollar as the average exchange rate during the three and six months ended June 30, 2016 decreased 6.7% and 6.3%, respectively, compared to the same periods in 2015. The Brazilian real weakened against the U.S. dollar, as well, as the average exchange rate during the three and six months ended June 30, 2016 declined 14.1% and 24.9%, respectively, as compared to the same periods in 2015.
Our consolidated revenues from new vehicle retail sales increased 0.4% and 2.9% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. For the second quarter of 2016, this growth was driven by our U.K. operations. Our new vehicle retail unit sales in the U.K. rose 67.9% and 65.6%, respectively, for the three and six months ended June 30, 2016, as compared to the same periods in 2015, primarily reflecting the acquisition of a dealership group in early February and the improved industry conditions, as well as the continued successful execution by our operating team on key initiatives. Excluding the impact of acquisitions, for the three and six months ended June 30, 2016, new vehicle retail unit sales increased 4.2% and 8.8%, respectively, in the U.K., outpacing the growth in industry sales. The improvements in our new vehicle unit sales in the U.K. were partially offset by declines in both the U.S. and Brazil. During the three months ended June 30, 2016, industry new vehicle registrations in the U.S. remained flat as compared to the same period a year ago. Our U.S. new vehicle retail unit sales decreased 10.0% and 6.3% for the three and six months ended June 30, 2016, respectively, from the same periods a year ago, primarily due to softness in our energy-dependent markets of Texas and Oklahoma. As a result, our U.S. revenues from new vehicle retail sales declined 6.0% and 2.7% for the three and six month periods of 2016, respectively, partially offset by increases in our average new vehicle retail sales price of 4.5% and 3.9%, respectively. The increases in our average sales price were primarily due to the shift in the mix of total new retail units sold, as our truck unit sales increased to 55.6% of total new vehicle retail units sold for the three months ended June 30, 2016 as compared to 49.6% last year, generally correlating with lower gas prices. For the six months ended June 30, 2016, our truck unit sales increased to 55.3% of total new vehicle retail units sold as compared to 50.4% for the same period a year ago. For the second quarter and first half of 2016, Brazil new vehicle retail unit sales declined 19.1% and 19.8% and, on a U.S. dollar basis, new vehicle retail revenues declined 20.1% and 26.7%, respectively, when compared to the same periods in 2015, reflecting decreased consumer confidence and higher interest rates, as well as dealership dispositions. But, our operating team's sales execution outpaced an industry in Brazil that was down 21.8% for the second quarter of 2016 and 25.1% for the first half of 2016 compared to 2015. Consolidated new vehicle retail gross margin improved 30 and 10 basis points to 5.3% and 5.2% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, driven by a 50 and 20 basis point increase in the U.S. as a result of our operating team's disciplined new vehicle pricing that focused on increased gross profit per unit. In the U.S., we improved new vehicle gross profit per retail unit “PRU” sold 15.3% and 9.2% for the three and six months ended June 30, 2016, respectively, as compared to last year. The increase in the U.S. was partially offset by the competitive selling environment in the U.K., the worsening economic conditions in Brazil, and the impact of the change in exchange rates between periods.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our total revenues from used vehicle retail sales increased 4.9% and 7.5% for the three and six months ended June 30, 2016, respectively, as compared to the same period in 2015, primarily due to acquisition activity and the improving industry conditions in the U.K. For the three and six months ended June 30, 2016, the U.S. generated increases in used vehicle retail revenues of 0.5% and 4.6%, respectively, while the U.K. generated increases in used vehicle retail revenues of 34.7% and 29.2%, respectively. These increases were partially offset by declines of 4.9% and 9.1% in Brazil, respectively, as the result of weaker exchange rates in 2016. On a local currency basis for the three and six months ended June 30, 2016, Brazil's used vehicle retail revenues increased 8.5% and 14.7%, respectively, as compared to the same periods a year ago. This improvement in Brazil was the result of operational management focus placed on used vehicle retail sales that is designed to mitigate the impact of the weakened new vehicle sales environment. Total used vehicle retail gross profit increased for the three and six months ended June 30, 2016, primarily as a result of growth in used vehicle retail unit sales of 4.8% and 7.0%, reflecting increases in the U.S., U.K. and Brazil. For the three months ended June 30, 2016, used vehicle retail gross profit PRU was flat when compared to a year ago as a 1.8% and 26.1% improvement in the U.K. and Brazil, respectively, was offset by 0.4% decline in the U.S. For the six months ended June 30, 2016, the improvements in used vehicle retail unit sales were partially offset by a decline in used vehicle retail gross profit PRU of 1.2%, reflecting declines of 4.0% and 13.7% in the U.K. and Brazil, respectively, as compared to the same period in 2015. The declines in the U.K. and Brazil were driven by the change in the exchange rates between periods as on a local currency basis, used vehicle retail gross profit PRU increased 1.9% in the U.K. and increased 6.7% in Brazil. In the U.S., used vehicle gross profit PRU was relatively flat for the six months ended June 30, 2016 when compared to a year ago.
Our parts and service sales increased 6.2% and 7.7% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. This growth was driven by increases in all aspects of our business: warranty parts and service, wholesale parts, customer-pay parts and service, and collision. Primarily, these increases were due to the execution of key management initiatives, dealership acquisition activity, an increase in the number of units being recalled, and an increase in the number of the late-model vehicles in operation, which tend to more consistently return to the dealership for warranty, maintenance and repair services. During the first six months of 2016, our warranty parts and service revenues were bolstered from high volume recall campaigns by manufacturers in the U.S. and Brazil, particularly in our Toyota, Honda, and Ford brands. Additionally, as manufacturer paid maintenance programs continue to expand in the U.S., there has been an ongoing shift of business from our customer-pay to our warranty parts and service business. The increase in our collision sales was the result of enhanced operational processes, the addition of technicians to add operating capacity, and the expansion of our relationships with insurance providers. The increase in our customer-pay parts and service and wholesales parts revenues was driven by the U.S., primarily as a result of the execution of management initiatives and the incremental number of dealerships owned and operated in the U.S. Our parts and service gross margin decreased 70 and 10 basis points for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, driven primarily by declines in the U.S. parts and service gross margin of 80 and 10 basis points for the three and six month periods of 2016, as compared to 2015. The declines in our U.S. parts and service gross margin were primarily the result of less lucrative, OEM paid recall warranty campaigns in 2016 as compared to those in 2015. Additionally, we experienced a mix shift in our U.S. parts and service gross margin as our relatively lower margin wholesale parts business grew in relation to our internal work, due to the decline in total retail vehicles sales volumes in the second quarter of 2016 compared to 2015.
Our consolidated finance and insurance revenues PRU sold increased 1.7% for the three months ended June 30, 2016, as compared to the same period in 2015, as we experienced a 4.4% increase to $1,602 in the U.S., a 7.3% increase in the U.K., and a 20.1% improvement in Brazil, partially offset by the mix effect of a relatively greater contribution from our U.K. segment. In total, our increase in income per contract and penetration rates on many of our product offerings were partially offset by an increase in our overall chargeback experience. For the six months ended June 30, 2016, our consolidated finance insurance revenues PRU sold remained relatively flat when compared to the same period a year ago.
Our total consolidated gross margin increased 30 basis points for the three months ended June 30, 2016 to 14.7%, as compared to the same period in 2015. Declines in the parts and service sector of our business were more than offset by improvements in our new and used vehicle results. For the six months ended June 30, 2016, our total consolidated gross margin increased 20 basis points directly as a result of improved new vehicle margins.
Our consolidated SG&A expenses increased in absolute dollars by 6.6% and 7.4% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, primarily as a result of the incremental number of dealerships owned and operated in the U.S. and U.K. and increased personnel costs primarily driven by commission payments as a result of higher new vehicle margins, as well as higher insurance deductible charges relating to catastrophic weather events in the U.S. In addition, during 2016, we have experienced additional loaner vehicle costs as we continued to service a large amount of customers affected by recalled vehicles. Further, as a result of the stop sale on a number of vehicle models due to recall campaigns, we have experienced higher costs due to increased vehicle inventory levels during 2016. Our consolidated SG&A expenses as a percentage of gross profit increased 120 basis points to 72.9% and 110 basis points to 74.2% for the second quarter and first half of 2016, respectively, as compared to the same periods a year ago. On an adjusted basis, our consolidated SG&A expenses as a percentage of gross profit increased by 80 and 50 basis points to 72.2% and 73.4% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. These increases were partially due to the mix effect of increased U.K. operations which inherently have a higher cost structure and the lack of leveraging the increased gross profit in 2016 due to the higher costs as discussed above.
The combination of all of these factors resulted in an operating margin of 3.5% and 3.3% for the three and six months ended June 30, 2016, respectively. This reflects a 10 and 20 basis-point decline compared to the same periods in 2015. On an adjusted basis, operating margin declined 10 basis points for the three months ended June 30, 2016 to 3.6% and remained flat at 3.5% for the first six months of 2016, as compared to the same periods in 2015.
For the three and six months ended June 30, 2016, floorplan interest expense increased 15.8% and 16.7%, respectively, as compared to the same periods in 2015. The increases were primarily driven by the U.S. and U.K. due to an increase in our weighted average floorplan borrowings from increased inventory levels. During the first quarter of 2016, we experienced an increase in our supply of luxury brand units, as our OEM partners have redirected additional supply to the U.S. and U.K to offset weakness in other global markets. Additionally, during the first half of 2016, several manufacturers have issued stop sales on a number of vehicle models due to recall campaigns, which has contributed to an increase in our new and used inventory. These increases in the U.S. and U.K. were offset by a decline in Brazil as a result of improvements in vehicle inventory management processes and the change in exchange rates between periods. Other interest expense, net increased 17.4% and 19.5% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, primarily attributable to interest incurred on our 5.25% Notes offerings. As a partial offset, the vast majority of the proceeds from the 5.25% Notes offerings were used to fund the outstanding borrowings of the Company’s acquisition line of credit, pay off certain mortgages, contribute to the Company’s floorplan offset accounts, and for general corporate purposes.
We address these items further, and other variances between the periods presented, in the “Results of Operations” section below.
Critical Accounting Policies and Accounting Estimates
The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. The majority vote in favor of Brexit has created uncertainty in the global markets and in the regulatory environment in the U.K., as well as the overall European Union. The impact on our financial results and operations m ay not be known for some time, but could be adverse. In addition, automotive dealers in the U.K. rely on the legislative doctrine of "Block Exemption" to govern market representation activities of competing dealers and dealer groups. To date, there has been no clear indication of how such legislation may be effected by Brexit, but a change to such legislation could be adverse. If, as a result of the clarification of any of these uncertainties, the assumptions utilized in our annual impairment test for goodwill and intangible franchise rights change or fail to materialize, the resulting decline in the estimated fair market value of such assets could result in a material non-cash impairment charge.
We disclosed certain critical accounting policies and estimates in our 2015 Form 10-K, and no other significant changes have occurred since that time.
Results of Operations
The "Same Store" amounts presented below include the results of dealerships for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. The following table summarizes our combined Same Store results for the three and six months June 30, 2016, as compared to 2015. Same Store results also include the activities of our corporate headquarters.
Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Revenues
New Vehicle Retail	$1,419,708	(5.2)%	$1,497,389	$2,715,616	(3.3)%	$2,807,442
Used Vehicle Retail	672,138	0.5%	668,999	1,321,197	3.1%	1,280,904
Used Vehicle Wholesale	86,496	(12.2)%	98,510	176,949	(9.9)%	196,347
Parts and Service	303,586	3.3%	293,847	594,585	4.3%	569,861
Finance, Insurance and Other	102,566	(1.0)%	103,621	198,183	0.5%	197,182
Total Revenues	$2,584,494	(2.9)%	$2,662,366	$5,006,530	(0.9)%	$5,051,736
Cost of Sales
New Vehicle Retail	$1,345,102	(5.5)%	$1,423,377	$2,575,088	(3.4)%	$2,664,963
Used Vehicle Retail	626,231	0.4%	623,748	1,228,487	3.2%	1,190,144
Used Vehicle Wholesale	86,627	(12.8)%	99,377	175,367	(9.9)%	194,603
Parts and Service	141,003	5.5%	133,690	274,668	4.8%	262,002
Total Cost of Sales	$2,198,963	(3.6)%	$2,280,192	$4,253,610	(1.3)%	$4,311,712
Gross Profit	$385,531	0.9%	$382,174	$752,920	1.7%	$740,024
SG&A	$279,082	2.4%	$272,567	$554,409	3.3%	$536,450
Adjusted SG&A (1)	$276,063	2.2%	$270,044	$548,010	2.6%	$533,927
Depreciation and Amortization Expenses	$11,957	4.7%	$11,419	$23,720	4.9%	$22,612
Floorplan Interest Expense	$10,773	10.0%	$9,798	$21,194	10.8%	$19,123
Gross Margin
New Vehicle Retail	5.3%		4.9%	5.2%		5.1%
Total Used Vehicle	6.0%		5.8%	6.3%		6.3%
Parts and Service	53.6%		54.5%	53.8%		54.0%
Total Gross Margin	14.9%		14.4%	15.0%		14.6%
SG&A as a % of Gross Profit	72.4%		71.3%	73.6%		72.5%
Adjusted SG&A as a % of Gross Profit (1)	71.6%		70.7%	72.8%		72.1%
Operating Margin	3.6%		3.7%	3.5%		3.6%
Adjusted Operating Margin (1)	3.8%		3.8%	3.6%		3.6%
Finance and Insurance Revenues per Retail Unit Sold	$1,435	3.1%	$1,392	$1,411	2.0%	$1,384
(1)See "Non-GAAP Financial Measures" for more details.
The discussion that follows provides explanation for the variances noted above. Each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the three and six months ended June 30, 2016 and 2015.
Our Same Store operating results as reported on a U.S. GAAP basis for the three months ended June 30, 2016 were negatively impacted by the following non-core items (on a pre-tax basis): $2.8 million of losses related to catastrophic events and $0.3 million of net losses related to real estate and dealership transactions. For the six months ended June 30, 2016, our Same Store operating results were negatively impacted by the following non-core items (on a pre-tax basis): $5.4 million of losses related to catastrophic events, $0.9 million of non-cash impairment charges, $0.6 million of acquisition costs, and $0.3 million of net losses related to real estate and dealership transactions. On a comparable basis, our operating results as reported on a U.S. GAAP basis for the three and six months ended June 30, 2015 were negatively impacted by the following non-core items (on a pre-tax basis): $1.0 million charge related to vehicle inventory losses from flooding in Houston, Texas, a legal settlement of $1.0 million, a $0.4 million loss related to real estate and dealership transactions, and $0.2 million in severance costs. These non-core items have been excluded from our U.S. GAAP results in the following discussion of "adjusted" results. Please see "Non-GAAP Financial Measures" for further explanation and reconciliation of the Same Store U.S. GAAP and non-GAAP data.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Retail Unit Sales
Same Stores
U.S.	32,756	(9.2)%	36,082	62,728	(6.4)%	67,021
U.K.	4,882	4.2%	4,686	10,003	8.8%	9,195
Brazil	2,445	(13.7)%	2,832	5,004	(15.3)%	5,911
Total Same Stores	40,083	(8.1)%	43,600	77,735	(5.3)%	82,127
Transactions	3,561		1,165	6,690		1,877
Total	43,644	(2.5)%	44,765	84,425	0.5%	84,004
Retail Sales Revenues
Same Stores
U.S.	$1,181,468	(5.4)%	$1,249,136	$2,242,595	(3.2)%	$2,317,539
U.K.	167,601	4.6%	160,246	340,212	9.2%	311,457
Brazil	70,639	(19.7)%	88,007	132,809	(25.6)%	178,446
Total Same Stores	1,419,708	(5.2)%	1,497,389	2,715,616	(3.3)%	2,807,442
Transactions	121,051		36,873	234,993		59,544
Total	$1,540,759	0.4%	$1,534,262	$2,950,609	2.9%	$2,866,986
Gross Profit
Same Stores
U.S.	$60,242	4.4%	$57,689	$112,085	1.6%	$110,337
U.K.	10,578	8.1%	9,785	20,868	5.7%	19,736
Brazil	3,786	(42.1)%	6,538	7,575	(38.9)%	12,406
Total Same Stores	74,606	0.8%	74,012	140,528	(1.4)%	142,479
Transactions	6,542		2,118	12,347		3,382
Total	$81,148	6.6%	$76,130	$152,875	4.8%	$145,861
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,839	15.0%	$1,599	$1,787	8.6%	$1,646
U.K.	$2,167	3.8%	$2,088	$2,086	(2.8)%	$2,146
Brazil	$1,548	(33.0)%	$2,309	$1,514	(27.9)%	$2,099
Total Same Stores	$1,861	9.6%	$1,698	$1,808	4.2%	$1,735
Transactions	$1,837		$1,818	$1,846		$1,802
Total	$1,859	9.3%	$1,701	$1,811	4.3%	$1,736
Gross Margin
Same Stores
U.S.	5.1%		4.6%	5.0%		4.8%
U.K.	6.3%		6.1%	6.1%		6.3%
Brazil	5.4%		7.4%	5.7%		7.0%
Total Same Stores	5.3%		4.9%	5.2%		5.1%
Transactions	5.4%		5.7%	5.3%		5.7%
Total	5.3%		5.0%	5.2%		5.1%

Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Toyota/Scion/Lexus	10,752	(8.3)%	11,719	20,453	(6.1)%	21,785
BMW/MINI	5,054	(0.2)%	5,066	9,786	1.4%	9,647
Ford/Lincoln	4,769	(4.6)%	5,000	9,450	(2.7)%	9,714
Honda/Acura	4,525	(6.5)%	4,839	8,820	(2.6)%	9,051
Chevrolet/GMC/Buick/Cadillac	3,318	1.5%	3,268	6,517	5.2%	6,197
Volkswagen/Audi/Porsche	2,937	(0.7)%	2,958	5,274	1.7%	5,184
Nissan	2,705	(21.2)%	3,433	5,858	(15.3)%	6,915
Hyundai/Kia	1,880	(34.2)%	2,857	3,817	(24.8)%	5,075
Chrysler/Dodge/Jeep/RAM	1,810	(15.3)%	2,138	3,433	(11.9)%	3,897
Mercedes-Benz/smart/Sprinter	1,643	(5.0)%	1,730	2,964	(6.4)%	3,168
Other	690	16.6%	592	1,363	(8.8)%	1,494
Total	40,083	(8.1)%	43,600	77,735	(5.3)%	82,127
In total, our Same Store new vehicle retail unit sales decreased 8.1% for the three months ended June 30, 2016, as compared to the same period in 2015. The decrease was primarily driven by decreases of 9.2% and 13.7% in our Same Store U.S. and Brazil segments, respectively. The decline in our U.S. new vehicle retail unit sales was primarily due to softness in the energy markets, an overall decline in new vehicle retail demand and a heightened focus on new vehicle margins. Overall, the U.S. seasonally adjusted annual selling rate declined 2.4% from 17.0 million units in June 2015 to 16.6 million units in June 2016, and has declined from an average of 17.2 million units for the three months ended June 30, 2015 to 17.1 million units for the three months ended June 30, 2016. The 13.7% decline in our Same Store new vehicle retail unit sales in Brazil reflected the continued local economic challenges. Despite these challenges, we outpaced the market as total Brazil industry sales were down 21.8% for the three months ended June 30, 2016. Partially offsetting the declines in the U.S. and Brazil was a 4.2% increase in our U.K. Same Store new vehicle retail unit sales for the three months ended June 30, 2016 compared to a year ago. The increase in the U.K. represents growth of 10.0% in our BMW/MINI brands and 10.4% in our Audi brands for the three months ended June 30, 2016 as compared to the same period last year, primarily due to enhanced sales processes, as well as an increase in overall U.K. industry sales. For the quarter ended June 30, 2016, U.K. industry sales increased 1.0% as compared to the same period last year. For the six months ended June 30, 2016, as compared to the same period in 2015, total Same Store new vehicle retail unit sales decreased 5.3%, primarily driven by decreases of 6.4% in the U.S. and 15.3% in Brazil, partially offset by an 8.8% increase in the U.K. The increase in the U.K. was the result of improved sales processes, as well as increased demand as industry sales reached a record level surpassing 1.4 million registrations in the first six months of 2016, which was an increase of 3.2% over last year.
Our total Same Store revenues from new vehicle retail sales revenue decreased 5.2% for the three months ended June 30, 2016, as compared to the same period in 2015. The decrease in total Same Store new vehicle revenue was primarily driven by a decrease in the U.S., where our new vehicle retail sales decreased 5.4% for the three months ended June 30, 2016 as compared to the same period in 2015. New vehicle retail units in the U.S. declined 9.2%, but was partially offset by a 4.2% increase in the average new vehicle retail sales price to $36,069. The increase in U.S. Same Store new vehicle retail price was primarily due to a mix shift in sales from cars to trucks, generally driven by lower gas prices. For the second quarter of 2016, U.S. new vehicle retail truck sales represented 55.6% of total Same Store new vehicle retail units sold, as compared to 49.8% for the same period last year. The 19.7% decrease in our Brazil Same Store new vehicle retail sales revenue reflected the 13.7% decline in new vehicle retail units coupled with the impact of the change of the exchange rates between periods. On a local currency basis, our Brazil Same Store average vehicle retail sales price increased 6.1% and revenue was only down 8.4%. Our U.K. Same Store new vehicle revenues increased 4.6% for the three months ended June 30, 2016 as compared to the same period last year, reflecting a 4.2% increase in new vehicle retail units sold. On a local currency basis, our U.K. Same Store new vehicle retail revenues increased 11.8% for the second quarter of 2016, primarily as a result of a 7.3% improvement in the average retail sales price and the increase in new vehicle retail units when compared to 2015. For the six months ended June 30, 2016, as compared to the same period a year ago, total Same Store new vehicle sales revenue declined by 3.3%, primarily driven by a 3.2% decrease in the U.S. as well as a 25.6% decrease in Brazil. The decreases in new vehicle sales revenues in the U.S. and Brazil primarily relate to a decrease of 6.4% and 15.3% in new vehicle retail units, respectively. The decrease in our total Same Store new vehicle retail sales revenue was partially offset by a 9.2% increase in the U.K., reflecting an 8.8% increase in new vehicle retail units sold. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.

Our total Same Store new vehicle gross profit increased 0.8% for the three months ended June 30, 2016, as compared to the same period in 2015. The increase was driven by both the U.S. and U.K., partially offset by the decrease in our Brazil segment. In the U.S., Same Store new vehicle gross profit increased 4.4%, explained by a 15.0% increase in gross profit PRU to $1,839 as a result of our operating team's disciplined new vehicle pricing which focused on increasing gross profit per retail unit. Same Store new vehicle gross profit in the U.K. increased 8.1%, primarily due to the increase in new vehicle sales volume along with an increase in gross profit PRU of 3.8% to $2,167. In Brazil, Same Store new vehicle gross profit declined 42.1% and gross profit PRU declined 33.0% for the three months ended June 30, 2016. The decrease in gross profit in Brazil was primarily explained by the 13.7% decline in units sold, the continued local economic challenges, and the impact of weaker exchange rates. As a result, our total Same Store new vehicle gross margin for the three months ended June 30, 2016 as compared to the same period in 2015 increased 40 basis points from 4.9% to 5.3%. For the six months ended June 30, 2016, as compared to the same period a year ago, total Same Store gross profit decreased by 1.4%, driven by a decrease of 38.9% in Brazil, partially offset by increases of 1.6% and 5.7% in the U.S. and U.K., respectively. For the six months ended June 30, 2016, our total Same Store new vehicle gross margin increased 10 basis points to 5.2%, as compared to 5.1% in the same period in 2015.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the three months ended June 30, 2016 and 2015 was $12.3 million and $12.8 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, consolidated manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 90.0% in the first quarter of 2014 to 139.9% in the third quarter of 2015. In total, manufacturers' interest assistance was 106.3% of floorplan interest expense in the second quarter of 2016. And, in the U.S., manufacturers' interest assistance was 116.3% of floorplan interest expense in the second quarter of 2016.
We decreased our new vehicle inventory levels by, 0.3%, or $4.3 million, from $1,262.8 million as of December 31, 2015 to $1,258.5 million as of June 30, 2016 and increased by $82.9 million, or 7.0%, from $1,175.6 million as of June 30, 2015. This increase from June 30, 2015 was primarily in response to an improved selling environment in the U.K. and the acquisition of additional dealerships. Additionally, several manufacturers have issued stop sales on a number of vehicle models due to recall campaigns, which has contributed to an increase in our new vehicle inventory. Our consolidated days' supply of new vehicle inventory was 73 days as of June 30, 2016, which is up from 67 days as of December 31, 2015 and up from 65 days as of June 30, 2015.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Retail Unit Sales
Same Stores
U.S.	26,524	0.6%	26,367	52,672	3.0%	51,128
U.K.	3,815	4.9%	3,638	7,711	5.9%	7,281
Brazil	1,045	25.5%	833	2,362	24.1%	1,903
Total Same Stores	31,384	1.8%	30,838	62,745	4.0%	60,312
Transactions	1,567		601	2,997		1,110
Total	32,951	4.8%	31,439	65,742	7.0%	61,422
Retail Sales Revenues
Same Stores
U.S.	$565,026	0.7%	$560,972	$1,103,647	3.8%	$1,063,036
U.K.	90,470	(0.8)%	91,172	181,986	0.9%	180,308
Brazil	16,642	(1.3)%	16,855	35,564	(5.3)%	37,560
Total Same Stores	672,138	0.5%	668,999	1,321,197	3.1%	1,280,904
Transactions	43,640		13,295	82,752		24,583
Total	$715,778	4.9%	$682,294	$1,403,949	7.5%	$1,305,487
Gross Profit
Same Stores
U.S.	$39,567	(0.2)%	$39,628	$81,361	2.2%	$79,637
U.K.	5,165	5.5%	4,894	9,608	0.8%	9,531
Brazil	1,175	61.2%	729	1,741	9.4%	1,592
Total Same Stores	45,907	1.4%	45,251	92,710	2.1%	90,760
Transactions	2,358		808	4,755		1,420
Total	$48,265	4.8%	$46,059	$97,465	5.7%	$92,180
Gross Profit per Unit Sold
Same Stores
U.S.	$1,492	(0.7)%	$1,503	$1,545	(0.8)%	$1,558
U.K.	$1,354	0.7%	$1,345	$1,246	(4.8)%	$1,309
Brazil	$1,124	28.5%	$875	$737	(11.9)%	$837
Total Same Stores	$1,463	(0.3)%	$1,467	$1,478	(1.8)%	$1,505
Transactions	$1,505		$1,344	$1,587		$1,279
Total	$1,465	—%	$1,465	$1,483	(1.2)%	$1,501
Gross Margin
Same Stores
U.S.	7.0%		7.1%	7.4%		7.5%
U.K.	5.7%		5.4%	5.3%		5.3%
Brazil	7.1%		4.3%	4.9%		4.2%
Total Same Stores	6.8%		6.8%	7.0%		7.1%
Transactions	5.4%		6.1%	5.7%		5.8%
Total	6.7%		6.8%	6.9%		7.1%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Wholesale Unit Sales
Same Stores
U.S.	9,368	(14.5)%	10,955	19,480	(8.6)%	21,311
U.K.	3,021	2.2%	2,956	6,060	2.9%	5,891
Brazil	165	(47.5)%	314	456	(34.7)%	698
Total Same Stores	12,554	(11.7)%	14,225	25,996	(6.8)%	27,900
Transactions	1,130		402	2,054		667
Total	13,684	(6.4)%	14,627	28,050	(1.8)%	28,567
Wholesale Sales Revenues
Same Stores
U.S.	$61,047	(14.1)%	$71,101	$126,125	(8.9)%	$138,481
U.K.	24,789	(3.8)%	25,755	49,577	(7.9)%	53,833
Brazil	660	(60.1)%	1,654	1,247	(69.1)%	4,033
Total Same Stores	86,496	(12.2)%	98,510	176,949	(9.9)%	196,347
Transactions	9,783		3,002	20,922		5,357
Total	$96,279	(5.2)%	$101,512	$197,871	(1.9)%	$201,704
Gross Profit
Same Stores
U.S.	$(3)	99.2%	$(354)	$1,088	(38.0)%	$1,755
U.K.	(175)	72.3%	(632)	412	232.5%	(311)
Brazil	47	(60.5)%	119	82	(72.7)%	300
Total Same Stores	(131)	84.9%	(867)	1,582	(9.3)%	1,744
Transactions	79		(66)	(185)		2
Total	$(52)	94.4%	$(933)	$1,397	(20.0)%	$1,746
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$—	100.0%	$(32)	$56	(31.7)%	$82
U.K.	$(58)	72.9%	$(214)	$68	228.3%	$(53)
Brazil	$285	(24.8)%	$379	$180	(58.1)%	$430
Total Same Stores	$(10)	83.6%	$(61)	$61	(3.2)%	$63
Transactions	$70		$(164)	$(90)		$3
Total	$(4)	93.8%	$(64)	$50	(18.0)%	$61
Gross Margin
Same Stores
U.S.	—%		(0.5)%	0.9%		1.3%
U.K.	(0.7)%		(2.5)%	0.8%		(0.6)%
Brazil	7.1%		7.2%	6.6%		7.4%
Total Same Stores	(0.2)%		(0.9)%	0.9%		0.9%
Transactions	0.8%		(2.2)%	(0.9)%		—%
Total	(0.1)%		(0.9)%	0.7%		0.9%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Used Vehicle Unit Sales
Same Stores
U.S.	35,892	(3.8)%	37,322	72,152	(0.4)%	72,439
U.K.	6,836	3.7%	6,594	13,771	4.5%	13,172
Brazil	1,210	5.5%	1,147	2,818	8.3%	2,601
Total Same Stores	43,938	(2.5)%	45,063	88,741	0.6%	88,212
Transactions	2,697		1,003	5,051		1,777
Total	46,635	1.2%	46,066	93,792	4.2%	89,989
Sales Revenues
Same Stores
U.S.	$626,073	(0.9)%	$632,073	$1,229,772	2.4%	$1,201,517
U.K.	115,259	(1.4)%	116,927	231,563	(1.1)%	234,141
Brazil	17,302	(6.5)%	18,509	36,811	(11.5)%	41,593
Total Same Stores	758,634	(1.2)%	767,509	1,498,146	1.4%	1,477,251
Transactions	53,423		16,297	103,674		29,940
Total	$812,057	3.6%	$783,806	$1,601,820	6.3%	$1,507,191
Gross Profit
Same Stores
U.S.	$39,564	0.7%	$39,274	$82,449	1.3%	$81,392
U.K.	4,990	17.1%	4,262	10,020	8.7%	9,220
Brazil	1,222	44.1%	848	1,823	(3.6)%	1,892
Total Same Stores	45,776	3.1%	44,384	94,292	1.9%	92,504
Transactions	2,437		742	4,570		1,422
Total	$48,213	6.8%	$45,126	$98,862	5.3%	$93,926
Gross Profit per Unit Sold
Same Stores
U.S.	$1,102	4.8%	$1,052	$1,143	1.7%	$1,124
U.K.	$730	13.0%	$646	$728	4.0%	$700
Brazil	$1,010	36.7%	$739	$647	(11.0)%	$727
Total Same Stores	$1,042	5.8%	$985	$1,063	1.3%	$1,049
Transactions	$904		$740	$905		$800
Total	$1,034	5.5%	$980	$1,054	1.0%	$1,044
Gross Margin
Same Stores
U.S.	6.3%		6.2%	6.7%		6.8%
U.K.	4.3%		3.6%	4.3%		3.9%
Brazil	7.1%		4.6%	5.0%		4.5%
Total Same Stores	6.0%		5.8%	6.3%		6.3%
Transactions	4.6%		4.6%	4.4%		4.7%
Total	5.9%		5.8%	6.2%		6.2%
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
Our total Same Store used vehicle retail revenues increased $3.1 million, or 0.5%, for the three months ended June 30, 2016, as compared to the same period in 2015, reflecting a 1.8% increase in total Same Store used vehicle retail unit sales, partially offset by a 1.3% decrease in average used vehicle retail selling price to $21,417. In the U.S., Same Store used vehicle retail revenues increased $4.1 million, or 0.7%, reflecting a 0.6% increase in used vehicle retail unit sales coupled with a 0.1%, or $26, increase in average used vehicle retail sales price for the three months ended June 30, 2016, as compared to the same period in the prior year. This increase in the U.S. was achieved despite a volume decline of 7.5% in Same Store certified pre-owned ("CPO") units sold for the three months ended June 30, 2016, as compared to the same period of 2015. As a percentage of U.S. Same Store used vehicle retail unit sales, CPO units decreased 240 basis points to 26.8% for the second quarter of 2016, as compared to 29.2% for the same period in 2015. In the U.K., Same Store used vehicle retail revenues decreased by 0.8% for the quarter ended June 30, 2016, as compared to the same period in 2015. This decline can be more than explained by a change in exchange rates. On a local currency basis, our U.K. Same Store used vehicle retail revenue increased 5.9%, driven by a 4.9% increase in Same Store used vehicle retail unit sales and a 1.0% increase in the average used vehicle retail sales price. Similarly in Brazil, for the three months ended June 30, 2016, as compared to the same period last year, the decline in our Same Store used vehicle retail revenues of 1.3% can be explained be a change in the exchange rates between periods. On a local currency basis, Same Store used vehicle retail revenues increased 12.8%, reflecting a 25.5% increase in Same Store used vehicle retail units which was partially offset by a 10.1% decrease in the average used vehicle retail selling price. With the continued weakness in the economy in Brazil, many consumers are shifting their vehicle purchases to used vehicles over new vehicles. Our capital structure in Brazil has allowed us to maintain a quality supply of used vehicle inventory and capture market share from other dealerships in the area. For the six months ended June 30, 2016, our total Same Store used vehicle retail revenues improved 3.1%, primarily as a result of a 4.0% increase in used vehicle retail unit sales. These improvements reflect an increased focus by our operations team and enhanced processes that are being implemented. The increases were partially offset by a decline in our average used vehicle retail sales price of 0.9%, as compared to the same period in 2015. The decline in our total average used vehicle sales price was partially explained by the change in exchange rates between periods.
In total, our Same Store used vehicle retail total gross profit for the three months ended June 30, 2016 increased 1.4%, as compared to the same period in 2015, reflecting improvements in the U.K. and Brazil segments, partially offset by a decline in the U.S. In the U.K., Same Store used vehicle retail gross profit improved 5.5%, reflecting a 4.9% increase in Same Store used vehicle retail unit sales coupled with an increase of 0.7% in the Same Store gross profit PRU. On a local currency basis, Same Store used vehicle retail gross profit and used vehicle gross profit PRU in the U.K. improved 12.4% and 7.2%, respectively. The increase in the U.K. was primarily a result of improving industry conditions and a strong performance by our operating teams. In Brazil, the increase of 61.2% in Same Store used vehicle retail gross profit resulted from a $249, or 28.5%, increase in Same Store used vehicle retail gross profit PRU coupled with a 25.5% increase in Same Store used vehicle retail unit sales for the three months ended June 30, 2016, as compared to the same period in the prior year. On a local currency basis, Same Store used vehicle retail gross profit PRU in Brazil improved 46.7%. The improvement in Brazil is primarily a result of increased sales focus on used vehicles and the implementation of new sales processes. In the U.S., Same Store used vehicle gross profit decreased by 0.2% driven by a decline in Same Store used vehicle gross profit PRU of 0.7%, or $11, which was partially offset by an increase in the Same Store used vehicle retail unit sales of 0.6% for the quarter ended June 30, 2016, as compared to the same quarter last year. For the six months ended June 30, 2016, as compared to the same period in 2015, total Same Store used vehicle retail gross profit increased 2.1% driven by a 4.0% increase in Same Store used vehicle retail units that was partially offset by a 1.8% decrease in Same Store used vehicle gross profit PRU.
During the three months ended June 30, 2016, total Same Store wholesale used vehicle revenue decreased 12.2% as compared to the same period in 2015, driven by declines in all three reportable segments. In the U.S., the 14.1% decrease in Same Store wholesale used vehicle revenue for the three months ended June 30, 2016 was the result of a 14.5% decline in Same Store wholesale used vehicle unit sales, offset by a 0.4% increase in used vehicle wholesale average sales price, as compared to the same period last year. The decline in U.S. used vehicle wholesale unit sales volume was driven by lower used vehicle trade-in activity associated with lower new vehicle unit sales volume during the second quarter of 2016. In the U.K., for the quarter ended June 30, 2016, as compared to the same quarter in the prior year, Same Store used vehicle wholesale revenue declined 3.8%. The decline can be explained by a change in exchange rates between periods as on a local currency basis, Same Store used vehicle wholesale sales increased 2.7%, reflecting a 2.2% increase in Same Store used vehicle wholesale units coupled with a 0.5% increase in Same Store used vehicle wholesale average sales price, primarily due to an increase in used vehicle trade-ins from improved new vehicle sales activity. In Brazil, Same Store used vehicle wholesale revenue declined 60.1% as a result of a decrease in Same Store used vehicle wholesale average sales price of 24.0%, coupled with a decline of 47.5% in Same Store wholesale used vehicle unit sales for the three months ended June 30, 2016, as compared to the same period last year. This decline in our wholesale business in Brazil reflects a strategic decision to retail more of our trade-in units. For the six months ended June 30, 2016, as compared to the same period in 2015, Same Store used vehicle wholesale revenue decreased 9.9%, driven by a 6.8% decline in Same Store used vehicle wholesale unit sales coupled with a 3.3% decline in Same Store average used vehicle wholesale selling price.
Our total Same Store used vehicle wholesale gross profit increased 84.9% from a loss of $0.9 million for the three months ended June 30, 2015 to a loss of $0.1 million for the comparable period in 2016. This increase was driven by a 83.6%, or $51, increase in our Same Store used vehicle wholesale gross profit per unit from a loss of $61 per unit for the three months ended June 30, 2015 to a loss of $10 per unit for the same period this year coupled with a decrease in total Same Store used vehicle wholesale units of 11.7%. The increase in the U.S. for the three months ended June 30, 2016 was driven by a $32 increase in wholesale gross profit per unit in 2016 as compared to the same period in 2015. The increase in profitability corresponds with a 0.4% increase in the average used vehicle market prices during the second quarter of 2016 which was driven by a 1.9% increase for the month of June, as reflected in the Manheim index. In the U.K., the 72.3% increase in Same Store gross profit was driven by a 72.9%, or $156, increase in used vehicle wholesale gross profit per unit from a loss of $214 for the second quarter of 2015 to a loss of $58 for the second quarter of 2016, offset by a 2.2% increase in wholesale used vehicle unit sales over the comparable periods. The increases in our Same Store used vehicle wholesale gross profit and gross profit per retail unit in the U.K. are primarily attributable to higher new vehicle sales which resulted in more trade-ins and management initiatives designed to enhance our operational processes. In Brazil, the decline in Same Store used vehicle wholesale gross profit of 60.5% was driven by a decrease in Same Store used vehicle wholesale gross profit per unit of 24.8%, coupled with a 47.5% decrease in wholesale used vehicle unit sales, as we continue our focus on retailing more of our units. For the six months ended June 30, 2016, our total Same Store used vehicle wholesale gross profit decreased 9.3%, driven by a 6.8% decrease in used vehicle wholesale unit sales coupled with a 3.2% decrease in used vehicle wholesale gross profit per wholesale unit, as compared to the same period in 2015.
As of June 30, 2016, we increased our used vehicle inventory levels by $40.6 million, or 14.7%, from December 31, 2015 and by $18.8 million, or 6.3%, from June 30, 2015 to $316.1 million, primarily due to a shift in our focus to used vehicle sales in order to offset the softness in new vehicle sales in many of the markets where we operate, as well as the impact of the stop sale instructions from various OEMs primarily associated with Takata airbag recalls. At June 30, 2016, we had approximately 600 used vehicle units in inventory in the U.S. on stop sale awaiting completion of repairs. Our consolidated days' supply of used vehicle inventory increased to 34 days, as of June 30, 2016, as compared to 33 days as of December 31, 2015 and June 30, 2015.
Parts and Service Data
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Parts and Services Revenue
Same Stores
U.S.	$266,069	3.6%	$256,783	$521,024	5.4%	$494,481
U.K.	26,375	4.7%	25,202	52,112	2.6%	50,790
Brazil	11,142	(6.1)%	11,862	21,449	(12.8)%	24,590
Total Same Stores	303,586	3.3%	293,847	594,585	4.3%	569,861
Transactions	18,487		9,346	36,080		15,521
Total	$322,073	6.2%	$303,193	$630,665	7.7%	$585,382
Gross Profit
Same Stores
U.S.	$143,717	1.9%	$141,009	$283,098	5.1%	$269,295
U.K.	14,726	4.7%	14,070	28,756	3.5%	27,791
Brazil	4,140	(18.5)%	5,078	8,063	(25.2)%	10,773
Total Same Stores	162,583	1.5%	160,157	319,917	3.9%	307,859
Transactions	10,615		4,941	19,857		8,036
Total	$173,198	4.9%	$165,098	$339,774	7.6%	$315,895
Gross Margin
Same Stores
U.S.	54.0%		54.9%	54.3%		54.5%
U.K.	55.8%		55.8%	55.2%		54.7%
Brazil	37.2%		42.8%	37.6%		43.8%
Total Same Stores	53.6%		54.5%	53.8%		54.0%
Transactions	57.4%		52.9%	55.0%		51.8%
Total	53.8%		54.5%	53.9%		54.0%
Our total Same Store parts and service revenues increased $9.7 million, or 3.3%, to $303.6 million for the three months ended June 30, 2016, as compared to the same period in 2015, primarily driven by growth in the U.S. and U.K. and partially offset by a decline in Brazil. For the three months ended June 30, 2016, our U.S. Same Store parts and service revenue increased 3.6%, or $9.3 million, reflecting a 4.5% increase in customer-pay parts and service revenue, a 4.1% increase in wholesale parts revenues, and a 3.7% increase in warranty parts and service revenues, when compared to the same period in

2015. The growth in customer-pay parts and service revenue was supported by the continued progress we are making in adding service technicians. As compared to June 2015, we have increased our service technicians in the U.S., by 120, representing a 6.2% increase compared to last year. The increase in warranty parts and service revenue was primarily driven by high volume recall campaigns within our Ford, Mercedes-Benz, Nissan, Toyota, Chrysler, and Hyundai brands that occurred during the second quarter of 2016. The increase in wholesale parts revenues was primarily due to increased focus and better overall management of this portion of our business in a few key markets. Our U.S. Same Store collision revenue was relatively flat for the three months ended June 30, 2016 compared to the same period a year ago. Our total Same Store parts and service revenue improved $24.7 million, or 4.3%, to $594.6 million for the six months ended June 30, 2016, as compared to the same period in 2015 primarily reflecting increases in the U.S and U.K that were partially offset by a decrease in Brazil. For the six months ended June 30, 2016, our U.S. same store parts and service revenues improved 5.4% primarily as a result of a 4.9% increase in customer-pay parts and service revenues, a 5.5% increase in wholesale parts revenues, a 6.0% increase in warranty parts and service revenues, and a 5.7% increase in collision revenues.
Our U.K. Same Store parts and service revenues increased 4.7%, or $1.2 million, for the three months ended June 30, 2016, as compared to the same period in 2015. On a local currency basis, we realized a 11.8% improvement in our Same Store parts and service revenues driven by an increase of 12.9% in our customer-pay parts and service revenue, a 14.9% increase in our wholesale parts revenue, a 6.8% increase in our warranty parts and service revenue, and a 12.3% increase in our collision revenue in the second quarter of 2016 as compared to the same period in 2015. The increases in customer-pay parts and service, collision and wholesale parts revenues are mainly attributable to the implementation of management initiatives designed to enhance processes and increase productivity. Additionally, we grew our warranty parts and service revenue, primarily due to an increase in high volume recalls from our Audi and BMW brands that occurred during the second quarter of 2016. For the six months ended June 30, 2016 as compared to the same period in 2015, our U.K. same store parts and service revenues increased 2.6% as the decline in exchange rates between periods was more than offset by improvements of all sectors of our U.K. parts and service business.
Our Same Store parts and service revenues in Brazil decreased 6.1%, or $0.7 million, for the three months ended June 30, 2016, compared to the same period 2015. This decline can be more than explained by the change in the currency exchange rate, as Brazil Same Store parts and service revenues increased 7.1% on a local currency basis in 2016 compared to the same period last year. On a local currency basis, we realized a 21.6% increase in our collision revenue, a 3.4% increase in customer-pay parts and service revenue, and a 13.5% increase in warranty parts and service revenue for the second quarter of 2016, as compared to the same period in 2015. For the six months ended June 30, 2016, our Brazil Same Store parts and service revenues declined 12.8% due to the change in exchange rates between periods. On a local currency basis, our Brazil Same Store parts and service revenues increased 8.8% as we experienced improvements in customer-pay, warranty parts and service, wholesale parts, and collision revenues when compared to the same period a year ago.
Our total Same Store parts and service gross profit for the three months ended June 30, 2016 increased 1.5%, as compared to the same period in 2015. This increase in gross profit was driven by increases of 1.9% and 4.7% in the U.S. and U.K., partially offset by a decline of 18.5% in Brazil. The increases in the U.S. and the U.K. were driven by increases in our customer-pay and collision businesses with a weaker British pound sterling exchange rate as a partial offset. The decline in Brazil can be predominately explained by the change in currency rates, as Brazil Same Store parts and service gross profit declined 6.9% on a local currency basis for the second quarter of 2016. For the six months ended June 30, 2016, our total Same Store gross profit increased 3.9%, as compared to the same period a year ago primarily driven by increases of 5.1% and 3.5% in our U.S. and U.K. segments, respectively, and partially offset by a 25.2% decrease in Brazil. The increase in the U.S. and the U.K. were driven by our customer-pay and collision businesses and our warranty business in the U.S. only. The decline in Brazil was primarily due to the change in the exchange rates between periods as on a local currency basis Brazil Same Store parts and service gross profit only declined by 6.3%.
For the three months ended June 30, 2016, our total Same Store parts and service gross margin declined 90 basis points, as compared to the same period in 2015. This decrease was driven by a 90 basis-point decrease in the U.S., primarily driven by lower margin, parts intensive, warranty campaigns in 2016 as compared to higher margin, labor intensive warranty campaigns in 2015, coupled with a mix shift towards increased wholesale parts business which generates lower margins on a relative basis and decreased internal work between the parts and service departments of our dealerships and the new and used vehicle departments as a result of a decline in total retail vehicle sales volumes for the second quarter of 2016 as compared to the same period in 2015. For the six months ended June 30, 2016, our total Same Store parts and service gross margin declined 20 basis points compared to the same periods in 2015. This decline was driven by our U.S. Same Store parts and service gross margin which declined by 20 basis-points reflecting a mix shift away from our customer-pay parts and service business and towards our warranty parts and service business, which generates lower margins on a relative basis.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Retail New and Used Unit Sales
Same Stores
U.S.	59,280	(5.1)%	62,449	115,400	(2.3)%	118,149
U.K.	8,697	4.5%	8,324	17,714	7.5%	16,476
Brazil	3,490	(4.8)%	3,665	7,366	(5.7)%	7,814
Total Same Stores	71,467	(4.0)%	74,438	140,480	(1.4)%	142,439
Transactions	5,128		1,766	9,687		2,987
Total	76,595	0.5%	76,204	150,167	3.3%	145,426
Retail Finance Fees
Same Stores
U.S.	$30,674	(1.3)%	$31,071	$59,470	1.5%	$58,580
U.K.	3,875	9.0%	3,555	7,833	14.0%	6,872
Brazil	323	(15.9)%	384	639	(30.8)%	924
Total Same Stores	34,872	(0.4)%	35,010	67,942	2.4%	66,376
Transactions	1,981		768	3,842		1,208
Total	$36,853	3.0%	$35,778	$71,784	6.2%	$67,584
Vehicle Service Contract Fees
Same Stores
U.S.	$35,801	(3.6)%	$37,154	$69,592	(2.7)%	$71,515
U.K.	84	(44.4)%	151	220	(37.9)%	354
Brazil	—	—%	—	—	—%	—
Total Same Stores	35,885	(3.8)%	37,305	69,812	(2.9)%	71,869
Transactions	298		272	746		454
Total	$36,183	(3.7)%	$37,577	$70,558	(2.4)%	$72,323
Insurance and Other
Same Stores
U.S.	$28,001	(0.5)%	$28,132	$53,012	1.2%	$52,368
U.K.	2,453	17.6%	2,086	5,046	23.3%	4,094
Brazil	1,355	24.5%	1,088	2,371	(4.2)%	2,475
Total Same Stores	31,809	1.6%	31,306	60,429	2.5%	58,937
Transactions	2,715		558	4,939		931
Total	$34,524	8.3%	$31,864	$65,368	9.2%	$59,868
Total Finance and Insurance Revenues
Same Stores
U.S.	$94,476	(2.0)%	$96,357	$182,074	(0.2)%	$182,463
U.K.	6,412	10.7%	5,792	13,099	15.7%	11,320
Brazil	1,678	14.0%	1,472	3,010	(11.4)%	3,399
Total Same Stores	102,566	(1.0)%	103,621	198,183	0.5%	197,182
Transactions	4,994		1,598	9,527		2,593
Total	$107,560	2.2%	$105,219	$207,710	4.0%	$199,775
Finance and Insurance Revenues per Retail Unit Sold
Same Stores
U.S.	$1,594	3.3%	$1,543	$1,578	2.2%	$1,544
U.K.	$737	5.9%	$696	$739	7.6%	$687
Brazil	$481	19.7%	$402	$409	(6.0)%	$435
Total Same Stores	$1,435	3.1%	$1,392	$1,411	2.0%	$1,384
Transactions	$974		$905	$983		$868
Total	$1,404	1.7%	$1,381	$1,383	0.7%	$1,374

Our total Same Store finance and insurance revenues decreased $1.1 million, or 1.0%, to $102.6 million, for the three months ended June 30, 2016, as compared to the same period in 2015, primarily driven by a decline in the U.S., partially offset by improvements in the U.K. and Brazil. Our U.S. Same Store finance and insurance revenue declined $1.9 million, or 2.0%, primarily due to the 5.1% decrease in total vehicle retail unit sales volume coupled with an increase in our overall chargeback experience. The decline in the U.S. was partially offset by increases in income per contract, as well as penetration rates for most of our major U.S. product offerings. In the U.K. our Same Store finance and insurance revenues increased 10.7% to $6.4 million for the three months ended June 30, 2016, as compared to the same period in 2015, primarily reflecting a 4.5% increase in new and used vehicle retail unit sales volume, coupled with an increase in penetration rates on many of our product offerings and a decrease in our chargeback expense. Partially offsetting these increases in the U.K. was a decline in income per contract for our U.K. vehicle service contracts and retail finance fees, which can partially be explained by the change in exchange rates between periods. Our Brazil Same Store finance and insurance revenue increased $0.2 million, or 14.0%, for the three months ended June 30, 2016 when compared to the same period in 2015. The increase of 3.1% in our total Same Store finance and insurance revenues PRU for the quarter ended June 30, 2016, to $1,435, can be explained by the improvements in all our segments as compared to the same period in 2015.
Our total Same Store finance and insurance revenues improved 0.5%, or $1.0 million, for the six months ended June 30, 2016, as compared to the same period in 2015, more than explained by a $1.8 million, or 15.7% increase in our U.K. Same Store finance and insurance revenue. This increase was driven by a 7.5% increase in new and used retail sales volumes, coupled with an increase in the penetration rates for most of our major product offering and a decline in our chargeback expense. Our U.S. Same Store finance and insurance revenues decreased $0.4 million, or 0.2%, for the six months ended June 30, 2016, as compared to the same period in 2015. The decline was primarily driven by a 2.3% decrease in total retail sales volumes and an increase in our chargeback expense partially offset by increases in penetration rates and income per contract for many of our major U.S. product offerings. Our Same Store finance and insurance revenues in Brazil decreased 11.4%, or $0.4 million, for the first half of 2016, as compared to the same period a year ago. This decline was driven by the change in currency rates between periods as, on a local currency basis, Same Store finance and insurance revenues in Brazil increased by 10.8%. For the six months ended June 30, 2016, our total Same Store revenues PRU increased 2.0% to $1,411, as compared to the same period in 2015, which is more than explained by improvements in the U.S. and U.K. of 2.2% and 7.6%, respectively, as compared to the same period in 2015. These increases were partially offset by the decline of 6.0% in Brazil that was driven by the change in exchange rates between periods as, on a local currency basis, Same Store finance and insurance revenues PRU increased 17.5% when compared to the same period in 2015.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Personnel
Same Stores
U.S.	$153,009	2.3%	$149,573	$304,850	3.9%	$293,281
U.K.	16,984	3.9%	16,346	33,937	4.6%	32,454
Brazil	5,490	(11.0)%	6,167	10,749	(15.2)%	12,678
Total Same Stores	175,483	2.0%	172,086	349,536	3.3%	338,413
Transactions	10,596		5,033	20,675		8,808
Total	$186,079	5.1%	$177,119	$370,211	6.6%	$347,221
Advertising
Same Stores
U.S.	$17,505	1.4%	$17,270	$32,653	(0.6)%	$32,856
U.K.	1,139	5.6%	1,079	2,157	0.5%	2,146
Brazil	272	(41.3)%	463	566	(20.6)%	713
Total Same Stores	18,916	0.6%	18,812	35,376	(0.9)%	35,715
Transactions	510		561	1,169		908
Total	$19,426	0.3%	$19,373	$36,545	(0.2)%	$36,623
Rent and Facility Costs
Same Stores
U.S.	$21,360	7.1%	$19,947	$41,395	3.7%	$39,925
U.K.	2,362	1.3%	2,331	4,795	(4.8)%	5,035
Brazil	1,962	(13.9)%	2,279	3,983	(18.7)%	4,901
Total Same Stores	25,684	4.6%	24,557	50,173	0.6%	49,861
Transactions	3,057		1,667	5,997		3,021
Total	$28,741	9.6%	$26,224	$56,170	6.2%	$52,882
Other SG&A
Same Stores
U.S.	$49,270	3.8%	$47,457	$100,352	8.5%	$92,529
U.K.	7,334	6.3%	6,897	14,391	4.4%	13,781
Brazil	2,395	(13.2)%	2,758	4,581	(25.5)%	6,151
Total Same Stores	58,999	3.3%	57,112	119,324	6.1%	112,461
Transactions	5,777		740	10,437		2,850
Total	$64,776	12.0%	$57,852	$129,761	12.5%	$115,311

Total SG&A
Same Stores
U.S.	$241,144	2.9%	$234,247	$479,250	4.5%	$458,591
U.K.	27,819	4.4%	26,653	55,280	3.5%	53,416
Brazil	10,119	(13.3)%	11,667	19,879	(18.7)%	24,443
Total Same Stores	279,082	2.4%	272,567	554,409	3.3%	536,450
Transactions	19,940		8,001	38,278		15,587
Total	$299,022	6.6%	$280,568	$592,687	7.4%	$552,037
Total Gross Profit
Same Stores
U.S.	$337,999	1.1%	$334,329	$659,706	2.5%	$643,487
U.K.	36,706	8.2%	33,909	72,743	6.9%	68,067
Brazil	10,826	(22.3)%	13,936	20,471	(28.1)%	28,470
Total Same Stores	385,531	0.9%	382,174	752,920	1.7%	740,024
Transactions	24,588		9,399	46,301		15,433
Total	$410,119	4.7%	$391,573	$799,221	5.8%	$755,457
SG&A as a % of Gross Profit
Same Stores
U.S.	71.3%		70.1%	72.6%		71.3%
U.K.	75.8%		78.6%	76.0%		78.5%
Brazil	93.5%		83.7%	97.1%		85.9%
Total Same Stores	72.4%		71.3%	73.6%		72.5%
Transactions	81.1%		85.1%	82.7%		101.0%
Total	72.9%		71.7%	74.2%		73.1%
Adjusted Total SG&A (1)
Same Stores
U.S.	$238,125	2.7%	$231,932	$473,412	3.8%	$456,276
U.K.	27,819	5.2%	26,445	54,719	2.8%	53,208
Brazil	10,119	(13.3)%	11,667	19,879	(18.7)%	24,443
Total Same Stores	276,063	2.2%	270,044	548,010	2.6%	533,927
Transactions	19,940		9,416	38,973		17,003
Total	$296,003	5.9%	$279,460	$586,983	6.5%	$550,930
Adjusted SG&A as a % of Gross Profit (1)
Same Stores
U.S.	70.5%		69.4%	71.8%		70.9%
U.K.	75.8%		78.0%	75.2%		78.2%
Brazil	93.5%		83.7%	97.1%		85.9%
Total Same Stores	71.6%		70.7%	72.8%		72.1%
Transactions	81.1%		100.2%	84.2%		110.2%
Total	72.2%		71.4%	73.4%		72.9%

Employees	12,800		12,500	12,800		12,500
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
Our total Same Store personnel costs increased by 2.0% for the three months ended June 30, 2016, as compared to the same period in 2015, primarily as a result of increases of 2.3% and 3.9% in the U.S. and the U.K., respectively. These increases are explained by the general correlation of variable costs, including salesperson commission payments, and vehicle sales. These increases were partially offset by an 11.0% decline in personnel costs in Brazil. For the six months ended June 30, 2016, as compared to the same period in 2015, our total Same Store personnel costs increased $11.1 million, or 3.3%, driven by increases of 3.9% and 4.6% in the U.S. and U.K., respectively, and partially offset by a 15.2% decline in our Brazil segment. The decline in Same Store personnel costs in Brazil can be explained by the change in exchange rates between periods as Same Store personnel costs in Brazil increased 1.6% and 5.8% on a local currency basis for the three and six months ended June 30, 2016, respectively. These increases are primarily explained by the effect of a high inflationary environment that drove wage increases.
For the three months ended June 30, 2016, our consolidated Same Store advertising costs increased 0.6%, to $18.9 million, primarily driven by a 5.6% increase in our U.K. segment and partially offset by a 41.3% decrease in Brazil. Our U.S. Same Store advertising costs for the second quarter of 2016 remained relatively flat as compared to the same period last year. The increase in the U.K. can be partially explained by increased advertising spend in response to the disruption in vehicle sales activity leading up to and following Brexit. For the six months ended June 30, 2016, as compared to the same period in 2015, our consolidated Same Store advertising costs declined 0.9%, to $35.4 million, driven by decreases of 0.6% and 20.6% in the U.S. and Brazil, respectively, and partially offset by a 0.5% increase in our U.K. segment. The decrease in the U.S. Same Store advertising costs primarily resulted from more efficient advertising strategies and our scale, which we continue to leverage in negotiations with service providers for more favorable rates. The decrease in Brazil can be explained by management's cost rationalization efforts in the first half of 2016, as well as the change in exchange rates between periods.
Our consolidated Same Store rent and facility costs increased 4.6% to $25.7 million for the three months ended June 30, 2016, as compared to the same period a year ago, reflecting increases of 7.1% and 1.3% in the U.S. and U.K., respectively. These increases were partially offset by a 13.9% decrease in Brazil. The increase in the U.S. was primarily the result of an increase in property taxes associated with higher property values that stem from continued improvements to our existing facilities designed to enhance the profitability of our dealerships and the overall customer experience. The increase in Same Store rent and facility costs in the U.K. was driven by higher utility expense and additional building maintenance. The decline in Brazil can be explained by the change in exchange rates between periods as Same Store rent and facility costs remained relatively flat on a local currency basis from the comparable period in 2015. For the six months ended June 30, 2016, our consolidated Same Store rent and facility costs were flat as compared to the same period last year.
For the three months ended June 30, 2016, our total Same Store other SG&A increased 3.3% to $59.0 million as compared to the same period in 2015, primarily driven by 3.8% and 6.3% increases in our U.S. and U.K. segments, respectively. The increase in the U.S. was primarily driven by increases in other variable costs associated with higher vehicle inventory levels, which have increased as a result of the stop sale on a number of vehicle models due to recall campaigns. U.S. Same Store other SG&A also increased as a result of the expansion of our fixed operations business. Specifically, we have experienced higher loaner vehicle costs as we continue to service a large number of customers affected by recalled vehicles. The increase in the U.K. is primarily explained by higher loaner vehicle costs associated with an increase in parts and service and collision business. These increases were partially offset by a 13.2% decrease in Brazil. The decline in our Brazil Same Store other SG&A was primarily a result of the change in the exchange rate between periods. For the six months ended June 30, 2016, as compared to 2015, our total Same Store other SG&A increased 6.1% to $119.3 million, primarily driven by increases of 8.5% and 4.4% in our U.S. and U.K. segments, respectively, and partially offset by a decline of 25.5% in Brazil. Total Same Store other SG&A for the six months ended June 30, 2016 included $2.8 million in deductible charges related to catastrophic weather events and a $0.3 million loss on real estate and other dealership transactions in the U.S. On a comparable basis, total Same Store other SG&A for the six months ended June 30, 2015 included a $1.0 million charge related to vehicle inventory losses from flooding, a legal settlement of $1.0 million, and $0.4 million loss related to real estate and dealership transactions in the U.S., as well as $0.2 million in severance costs in the U.K.
Our total Same Store SG&A increased $6.5 million, or 2.4%, for the three months ended June 30, 2016, as compared to the same period in 2015. After adjusting for $2.8 million in deductible charges related to catastrophic weather events in the U.S. and a $0.3 million loss on real estate and other dealership transactions, our adjusted total Same Store SG&A increased $6.0 million, or 2.2%, for the three months ended June 30, 2016, as compared to the same period in 2015, primarily the result of 2.7% and 5.2% increases in Same Store SG&A in our U.S. and U.K. segments, respectively, that were partially offset by a 13.3% decline in Brazil Same Store SG&A. For the six months ended June 30, 2016, as compared to the same period in 2015, total Same Store SG&A increased $18.0 million, or 3.3%, driven by increases of 4.5% and 3.5% in the U.S. and U.K. Same Store SG&A, respectively, and partially offset by an 18.7% decline in our Brazil segment. For the six months ended June 30, 2016, as compared to the same period in 2015, our adjusted total Same Store SG&A increased $14.1 million, or 2.6%, driven by increases of 3.8% and 2.8% in the U.S. and U.K. Same Store SG&A, respectively, and partially offset by an 18.7% decline in Brazil Same Store SG&A.
Our total Same Store SG&A as a percentage of gross profit for the three months ended June 30, 2016, as compared to 2015, increased 110 basis points to 72.4%, primarily driven by a 120 basis point increase in our U.S. segment Same Store SG&A as a percentage of gross profit. The increase in the U.S. reflects costs associated with higher inventory levels and expanded loaner car fleets. The increase in Brazil was due to the increasing costs described above coupled with a 22.3% decline in gross profit. Offsetting these increases, our U.K. Same Store SG&A as a percentage of gross profit improved 280 basis points to 75.8% for the three months ended June 30, 2016 compared to a year ago, primarily reflecting leverage of our cost structure realized with the growth of our revenue and gross profit. For the six months ended June 30, 2016, as compared to the same period in 2015, our total Same Store SG&A as a percentage of gross profit increased 110 basis points to 73.6%. On an adjusted basis, total Same Store SG&A as a percentage of gross profit increased 90 basis points to 71.6% for the second quarter of 2016, primarily driven by a 110 basis point increase in our U.S. segment Same Store SG&A as a percentage of gross profit. For the six months ended June 30, 2016, as compared to the same period in 2015, our adjusted total Same Store SG&A as a percentage of gross profit increased 70 basis points to 72.8%, driven by a 90 basis point increase in the U.S. Same Store SG&A as a percentage of gross profit.
Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Same Stores
U.S.	$10,414	3.7%	$10,047	$20,749	4.5%	$19,856
U.K.	1,208	13.2%	1,067	2,361	12.6%	2,096
Brazil	335	9.8%	305	610	(7.6)%	660
Total Same Stores	11,957	4.7%	11,419	23,720	4.9%	22,612
Transactions	756		527	1,457		1,018
Total	$12,713	6.4%	$11,946	$25,177	6.5%	$23,630
Our total Same Store depreciation and amortization expense increased 4.7% and 4.9% respectively, for the three and six months ended June 30, 2016, as compared to the same periods in 2015, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Same Stores
U.S.	$10,270	16.7%	$8,797	$20,080	16.7%	$17,200
U.K.	486	(12.4)%	555	1,037	(2.5)%	1,064
Brazil	17	(96.2)%	446	77	(91.0)%	859
Total Same Stores	10,773	10.0%	9,798	21,194	10.8%	19,123
Transactions	820		217	1,409		239
Total	$11,593	15.8%	$10,015	$22,603	16.7%	$19,362
Memo:
Total manufacturer’s assistance	$12,325	(3.6)%	$12,781	$23,839	1.3%	$23,542
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month London Inter Bank Offered Rate (“LIBOR”) (or Prime rate in some cases) plus a spread in the U.S. and U.K. and a benchmark rate plus a spread in Brazil.
To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of June 30, 2016, we had interest rate swaps with an aggregate notional amount of $616.7 million in effect that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.6%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.

Our total Same Store floorplan interest expense increased 10.0% to $10.8 million for the three months ended June 30, 2016, as compared to the same period in 2015. The increase was driven by the increase in our Same Store floorplan interest expense in the U.S. of $1.5 million, or 16.7%, primarily due to the increase in our weighted average floorplan borrowings outstanding of $134.1 million for the three months ended June 30, 2016. The increase in our weighted average borrowings in the U.S. was a result of higher inventory levels in 2016 when compared with 2015 as several manufacturers have issued stop sales on a number of vehicle models due to recall campaigns, which has contributed to an increase in our new and used inventory. In the U.K., our Same Store floorplan interest expense decreased 12.4%, to $0.5 million, for the three months ended June 30, 2016, primarily due to the decrease in our weighted average floorplan borrowings outstanding of $8.3 million. In Brazil our Same Store floorplan interest expense decreased $0.4 million, or 96.2%, for the three months ended June 30, 2016. The decrease in the Brazil Same Store floorplan interest for the three months ended June 30, 2016 was primarily attributable to a decrease in our weighted average borrowings outstanding of $3.3 million resulting from improved inventory levels and strategic cash management.
For the six months ended June 30, 2016, our total Same Store floorplan interest expense increased 10.8% to $21.2 million as compared to the same period in 2015 primarily driven by an increase in the U.S. and partially offset by a decline in Brazil. The U.S. increased 16.7% for the first half of 2016 when compared to 2015 primarily driven by $130.1 million increase in weighted average borrowing outstanding. During the first quarter of 2016, we experienced an increase in our supply of luxury brands units as several of our OEM partners redirected additional inventory supply to the U.S. to offset weakness in other global markets. Additionally, during the first half of 2016, several manufacturers have issued stop sales on a number of vehicle models due to recall campaigns that has contributed to an increase in our new and used inventory. The 91.0% decline in Brazil for the six months ended June 30, 2016 was driven by a decrease in weighted average borrowings outstanding when compared to the same period in 2015, resulting from improved inventory levels and strategic cash management.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit and our other long-term debt, partially offset by interest income. For the three months ended June 30, 2016, other interest expense increased $2.5 million, or 17.4%, to $16.7 million, as compared to the same period in 2015. For the six months ended June 30, 2016, other net interest expense increased $5.5 million, or 19.5%, to $33.6 million, as compared to the same period in 2015. This increase was primarily attributable to interest incurred on our 5.25% Notes (defined below), issued in December 2015, and used to fund the outstanding borrowings of the Company's acquisition line of credit, pay off certain mortgages, contribute to the Company's floorplan offset accounts, and for general corporate purposes.
Provision for Income Taxes
Our provision for income taxes decreased $5.0 million to $22.5 million for the three months ended June 30, 2016, as compared to the same period in 2015 and $6.8 million to $42.3 million for the six months ended June 30, 2016, as compared to the same period in 2015. These decreases were primarily due to the decrease of pretax book income. For the three months ended June 30, 2016, our effective tax rate decreased to 32.6% from 37.2% as compared to the same period in 2015. For the six months ended June 30, 2016, our effective tax rate decreased to 34.3% from 37.4% from the same period in 2015. These decreases were primarily due to the mix effect resulting from proportionately more pretax income generated in the Company's U.K. region, as well as the mix of pretax income between our U.S and foreign jurisdictions in which the Company operates and the tax impact of a dealership disposition in Brazil, partially offset by taxes provided for in U.S. state jurisdictions and valuation allowances provided for net operating losses and other deferred tax assets in certain U.S states and in Brazil.
On an adjusted basis, for the three months ended June 30, 2016, our effective adjusted tax rate decreased to 35.1% from 36.9% as compared to the same period in 2015. For the six months ended June 30, 2016, our effective adjusted tax rate decreased to 35.4% from 37.2% for the same period in 2015. These decreases were due to the aforementioned items related to the tax rates.
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
Cash on Hand. As of June 30, 2016, our total cash on hand was $25.0 million. The balance of cash on hand excludes $63.0 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility (defined below) as of June 30, 2016. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
Cash Flows. With respect to all new vehicle floorplan borrowings in the normal course of business, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from us. With respect to borrowings for used vehicle financing, we finance up to 85% of the value of our used vehicle inventory in the U.S., and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (defined below) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in Brazil unaffiliated with our manufacturer partners (collectively, "Non-OEM Floorplan Credit Facilities"), are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP financial liquidity measure "Adjusted net cash provided by operating activities" to supplement our evaluation of cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
In addition, because the majority of our dealership acquisitions and dispositions are negotiated as asset purchases, we do not assume transfer of liabilities for floorplan financing in the execution of the transactions. Therefore, borrowings and repayments of all floorplan financing associated with dealership acquisition and disposition are characterized as either operating or financing activities in our statement of cash flows presented in conformity with U.S. GAAP, depending on the relationship described above. However, the floorplan financing activity is so closely related to the inventory acquisition process that we believe the presentation of all acquisition and disposition related floorplan financing activities should be classified as investing activity to correspond with the associated inventory activity, and we have made such adjustments in our adjusted cash flow presentations.
The following tables set forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows on a GAAP and on an adjusted, non-GAAP basis. For further explanation and reconciliation to the most directly comparable GAAP measures, see "Non-GAAP Financial Measures" below.

	Six Months Ended June 30,
GAAP Basis	2016	2015
	(In thousands)
Net cash provided by operating activities	$172,867	$80,575
Net cash used in investing activities	(107,870)	(165,636)
Net cash provided by (used in) financing activities	(55,325)	69,923
Effect of exchange rate changes on cash	2,256	(1,612)
Net increase (decrease) in cash and cash equivalents	$11,928	$(16,750)

	Six Months Ended June 30,
Adjusted, Non-GAAP Basis	2016	2015
	(In thousands)
Adjusted net cash provided by operating activities	$152,095	$136,973
Adjusted net cash used in investing activities	(112,292)	(154,977)
Adjusted net cash provided by (used in) financing activities	(30,131)	2,866
Effect of exchange rate changes on cash	2,256	(1,612)
Net increase (decrease) in cash and cash equivalents	$11,928	$(16,750)

Sources and Uses of Liquidity from Operating Activities
For the six months ended June 30, 2016, we generated $172.9 million of net cash flow from operating activities, primarily consisting of $80.9 million in net income, adjusted for non-cash items related to depreciation and amortization of $25.2 million, stock-based compensation of $10.2 million, and deferred income taxes of $8.0 million, as well as a $45.5 million net change in operating assets and liabilities. Included in the net changes of operating assets and liabilities were cash inflows of $8.6 million from the net decrease in accounts and notes receivable, $15.5 million from increases in accounts payable and accrued expenses, $44.7 million from decreases of vehicle receivables and contracts-in-transit, and $15.6 million from the net decrease in prepaid expenses and other assets. These cash inflows were partially offset by cash outflows of $22.1 million from increases in inventory levels and $17.3 million from the net decrease in floorplan borrowings. After adjusting for $27.2 million of cash outflows related to the net change in our Non-OEM Floorplan Credit Facilities, excluding the change in our floorplan offset accounts and net dealership acquisition and disposition activity, as well as $6.4 million of net cash outflows associated with the change in our manufacturer-affiliated floorplan notes payable related to net dealership acquisition and disposition activity, and the change in our FMCC floorplan offset account, our adjusted net cash flow generated from operating activities for the six months ended June 30, 2016 was $152.1 million.
For the six months ended June 30, 2015, we generated $80.6 million of net cash flow from operating activities, primarily consisting of $82.1 million in net income, adjusted for non-cash items related to depreciation and amortization of $23.6 million, deferred income taxes of $8.1 million, and stock-based compensation of $9.5 million. Cash inflows were partially offset by a $44.9 million net change in operating assets and liabilities. Included in the net changes of operating assets and liabilities were cash inflows of $3.2 million from decreases of vehicle receivables and contracts-in-transit, $1.4 million from the net decrease in accounts and notes receivable, $3.4 million from the net decrease in prepaid expenses and other assets, $4.9 million from the net increases in floorplan borrowings, and $31.2 million from increases in accounts payable and accrued expenses. These cash inflows were more than offset by cash outflows of $88.7 million from increases in inventory levels. After adjusting for $66.3 million of cash inflows related to the net change in our Non-OEM Floorplan Credit Facilities, excluding the change in our floorplan offset accounts and net dealership acquisition and disposition activity, as well as $9.9 million of net cash inflows associated with the change in our floorplan notes payable related to net dealership acquisition and disposition activity, and the change in our FMCC floorplan offset account, our adjusted net cash flow generated from operating activities for the six months ended June 30, 2015 was $137.0 million.
Working Capital. At June 30, 2016, we had $90.1 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the six months ended June 30, 2016, we used $107.9 million in net cash flow for investing activities. Included in the total cash use for the six months ended June 30, 2016, we used $54.7 million of cash flows for dealership acquisition activity. We also used $70.3 million during the first six months of 2016 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $50.9 million for capital expenditures, $7.9 million for the purchase of real estate associated with existing dealership operations and an $11.5 million net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $14.0 million related to dispositions of franchises and fixed assets. After adjusting for $4.4 million of cash outflows associated with the change in floorplan notes payable in conjunction with dealership disposition activity, our adjusted net cash flow used in investing activities for the six months ended June 30, 2016 was $112.3 million.
During the six months ended June 30, 2015, we used $165.6 million for investing activities. Included in the total cash use for the six months ended June 30, 2015, we used $130.8 million of cash flows for dealership acquisition activity. We also used $48.5 million during the first six months of 2015 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $27.1 million for capital expenditures, $5.9 million for the purchase of real estate associated with existing dealership operations and a $15.4 million net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $7.3 million related to dispositions of franchises and fixed assets. After adjusting for $14.4 million of cash inflows associated with the change in floorplan notes payable in conjunction with dealership acquisition activity and $3.8 million of cash outflows associated with the change in floorplan notes payable in conjunction with dealership disposition activity, our adjusted net cash flow used in investing activities for the six months ended June 30, 2015 was $155.0 million.

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
Acquisitions. We usually purchase businesses based on expected return on investment. In general, the purchase price, excluding real estate and floorplan liabilities, is approximately 15% to 20% of the annual revenue. Cash needed to complete our acquisitions normally comes from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities, term loans and our Acquisition Line (defined below).
Sources and Uses of Liquidity from Financing Activities
For the six months ended June 30, 2016, we used $55.3 million in net cash flow from financing activities, primarily related to cash outflows of $115.2 million to repurchase our Company's common stock, $2.6 million of net payments of other debt, $10.1 million for dividend payments. These cash outflows were partially offset by cash inflows of $47.2 million in net borrowings on our Floorplan Line, $10.0 million of net borrowings on our Acquisition Line and $18.5 million in net borrowings of long-term debt related to real estate loans. Adjusting for $24.3 million of cash outflows from net repayments associated with our non-OEM floorplan notes payable, the adjusted cash flow from financing activities associated with our Floorplan Line was $71.5 million (representing the net cash activity in our floorplan offset accounts). In total, we used $30.1 million in adjusted net cash flow from financing activities.
For the six months ended June 30, 2015, we generated $69.9 million in net cash flows from financing activities, primarily related to cash inflows of $21.8 million of net borrowings on our Acquisition Line (defined below), $83.8 million of net borrowings on our Floorplan Line and $8.1 million of net borrowings of long-term debt related to real estate loans. These cash inflows were partially offset by $9.7 million for dividend payments, $33.1 million to repurchase our Company's common stock and $1.2 million in net payments of other debt. Adjusting for $67.4 million of cash inflows from net borrowings associated with our non-OEM floorplan notes payable, the adjusted cash flow from financing activities with our Floorplan Line was $16.4 million (representing the net cash activity in our floorplan offset accounts). In total, we generated $2.9 million in adjusted net cash flow from financing activities.
Credit Facilities, Debt Instruments and Other Financing Arrangements. Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
Revolving Credit Facility. On June 17, 2016, we amended our revolving credit facility principally to increase the total borrowing capacity from $1.7 billion to $1.8 billion and to extend the term from an expiration date of June 20, 2018 to June 17, 2021 (the "Revolving Credit Facility"). The Revolving Credit Facility, which is comprised of 24 financial institutions, including six manufacturer-affiliated finance companies, consists of two tranches, providing a maximum of $1.75 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $360.0 million and a minimum of $50.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.8 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or British pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $2.1 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the LIBOR plus 125 basis points for new vehicle inventory and the LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points for borrowings in U.S. dollars and LIBOR equivalent plus 125 to 250 basis points on borrowings in euros or British pound sterling, depending on our total adjusted leverage ratio. The Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. The Acquisition Line also requires a commitment fee ranging from 0.20% to 0.45% per annum, depending on our total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
After considering the outstanding balance of $1,198.1 million at June 30, 2016, we had $241.9 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $241.9 million available borrowings under the Floorplan Line was $35.5 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% as of June 30, 2016, excluding the impact of our interest rate swaps. With regards to the Acquisition Line, borrowings outstanding as of June 30, 2016 were $10.0 million. After considering $37.1 million of outstanding letters of credit and other factors included in our available borrowing base calculation, there was $252.3 million of available borrowing capacity under the Acquisition Line as of June 30, 2016. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.

All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $208.5 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on April 1, 2014 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock after June 2, 2014 and ending on the date of determination less (c) cash dividends and share repurchases after June 2, 2014 (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of June 30, 2016, the Credit Facility Restricted Payment Basket totaled $108.8 million.
As of June 30, 2016, we were in compliance with all our financial covenants, including:

	As of June 30, 2016
	Required	Actual
Total Adjusted Leverage Ratio	< 5.50	3.89
Fixed Charge Coverage Ratio	> 1.20	2.31
Based upon our current five-year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our floorplan financing arrangement ("FMCC Facility") with Ford Motor Credit Company ("FMCC") provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days' notice by either party. As of June 30, 2016, we had an outstanding balance of $159.0 million under the FMCC Facility with an available floorplan borrowing capacity of $141.0 million. Included in the $141.0 million available borrowings under the FMCC Facility was $27.5 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.00% before considering the applicable incentives as of June 30, 2016.
The following table summarizes the position of our U.S. credit facilities as of June 30, 2016.

	As of June 30, 2016
U.S. Credit Facilities	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,440,000	$1,198,057	$241,943
Acquisition Line (2)	360,000	47,139	252,301
Total Revolving Credit Facility	1,800,000	1,245,196	494,244
FMCC Facility (3)	300,000	159,022	140,978
Total U.S. Credit Facilities (4)	$2,100,000	$1,404,218	$635,222

(1)	The available balance at June 30, 2016 includes $35.5 million of immediately available funds.

(2)
The outstanding balance of $47.1 million is related to outstanding letters of credit of $37.1 million and $10.0 million in borrowings as of June 30, 2016. The available borrowings may be limited from time to time, based on certain debt covenants.

(3)	The available balance at June 30, 2016 includes $27.5 million of immediately available funds.

(4)
The outstanding balance excludes $216.5 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Other Inventory Credit Facilities. We have credit facilities with BMW Financial Services, Volkswagen Finance and FMCC for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities range from 1.73% to 3.95%. As of June 30, 2016, borrowings outstanding under these facilities totaled $83.8 million.
We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our Brazil operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, range from 16.77% to 24.45%. As of June 30, 2016, borrowings outstanding under these facilities totaled $16.7 million.
Other Inventory Financing Arrangements. Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. The interest rate charged on borrowings related to our rental vehicle fleet varies up to 5.00%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time. As of June 30, 2016, borrowings outstanding under these facilities totaled $116.0 million.
Stock Issuances. No shares of our common stock were issued during the three months ended June 30, 2016 nor June 30, 2015.
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
In February 2016, our Board of Directors authorized a new purchase program of up to $150.0 million of our common shares, replacing any amount remaining from the November 2015 authorization. In the three months ended June 30, 2016, we repurchased 1,462,144 shares at an average price of $56.97 for an aggregate cost of $83.3 million, leaving $34.8 million of repurchase authorization remaining. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors. We adopted a Rule 10b5-1 trading plan during the three months ended June 30, 2016, effective from July 1, 2016 to July 31, 2016. Under the plan, we have purchased an additional 244,205 shares subsequent to June 30, 2016 at an average price of $50.61 for an aggregate cost of $12.4 million, leaving $22.4 million of repurchase authorization remaining.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility, certain Real Estate Notes (defined below) 5.00% Senior Notes and 5.25% Senior Notes in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of June 30, 2016, the most stringent of the restricted payment baskets limits us to $108.8 million in restricted payments. The Credit Facility Restricted Payment Basket will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company's foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases. For the three months ended June 30, 2016, we paid dividends of $4.8 million to common stock shareholders and $0.2 million to unvested restricted stock award holders.
5.00% Senior Notes. On June 2, 2014, we issued $350.0 million aggregate principal amount of our 5.00% Senior Notes due 2022 ("5.00% Notes"). Subsequently, on September 9, 2014, we issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes will mature on June 1, 2022 and pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. Using proceeds of certain equity offerings, we may redeem up to 35.0% of the 5.00% Notes prior to June 1, 2017, subject to certain conditions, at a redemption price equal to 105% of principal amount of the 5.00% Notes plus accrued and unpaid interest. Otherwise, we may redeem some or all of the 5.00% Notes prior to June 1, 2017 at a redemption price equal to 100% of the principal amount of the 5.00% Notes redeemed, plus an applicable premium, and plus accrued and unpaid interest. On or after June 1, 2017, we may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.00% Notes if we sell certain assets or trigger the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt. The 5.00% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.00% Notes is the same as under the Credit Facility Restricted Payment Basket. The 5.00% Notes were registered with the Securities and Exchange Commission in June 2015.
The underwriters' fees, discount and capitalized debt issuance costs relative to the 5.00% Notes totaled $13.1 million. These amounts are included as a direct reduction of the 5.00% Notes on the accompanying Consolidated Balance Sheets and are being amortized over a period of eight years in conjunction with the term of the 5.00% Notes. The 5.00% Notes are presented net of unamortized underwriters' fees, discount and debt issuance costs of $10.3 million as of June 30, 2016.
5.25% Senior Notes. On December 8, 2015, we issued $300.0 million aggregate principal amount of our 5.25% Notes due to mature on December 15, 2023 ("5.25% Notes") in a private placement exempt from the registration requirements of the SEC. The 5.25% Notes and the related guarantees have not been, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. The 5.25% Notes pay interest semiannually, in arrears, in cash on each June 15 and December 15, beginning June 15, 2016. Using proceeds of certain equity offerings, the Company may redeem up to 35.0% of the 5.25% Notes prior to December 15, 2018, subject to certain conditions, at a redemption price equal to 105.25% of principal amount of the 5.25% Notes plus accrued and unpaid interest. Otherwise, the Company may redeem some or all of the 5.25% Notes prior to December 15, 2018 at a redemption price equal to 100% of the principal amount of the 5.25% Notes redeemed, plus an applicable make-whole premium, plus accrued and unpaid interest. On or after December 15, 2018, the Company may redeem some or all of the 5.25% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.25% Notes if we sell certain assets or trigger the change in control provisions defined in the 5.25% Notes indenture. The 5.25% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt. The 5.25% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.25% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.25% Notes is the same as under the Credit Facility Restricted Payment Basket.
The underwriters' fees and capitalized debt issuance costs relative to the 5.25% Notes totaled $5.0 million. These amounts are included as a direct reduction of the 5.25% Notes on the accompanying Consolidated Balance Sheets and are being amortized over a period of eight years in conjunction with the term of the 5.25% Notes. The 5.25% Notes are presented net of unamortized underwriters' fees and debt issuance costs of $4.7 million as of June 30, 2016.

Real Estate Related and Other Long-Term Debt. We have entered into separate term mortgage loans in the U.S. with three of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation, BMW Financial Services NA, LLC and FMCC, as well as several third-party financial institutions (collectively, “Real Estate Notes”). The Real Estate Notes may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on, the real property owned by us that is mortgaged under the Real Estate Notes. The Real Estate Notes bear interest at fixed rates between 3.00% and 4.69%, and at variable indexed rates plus a spread between 1.50% and 2.50% per annum. As of June 30, 2016, the aggregate outstanding balance under these Real Estate Notes was $318.8 million, with $23.6 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
Additionally, we have entered into 13 separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by our U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are denominated in British pound sterling and are being repaid in monthly installments that will mature by September 2034. As of June 30, 2016, borrowings under the U.K. Notes totaled $57.1 million, with $4.7 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We have a separate term mortgage loan in Brazil with a third-party financial institution (the "Brazil Note"). The Brazil Note is denominated in Brazilian real and is secured by one of the Company’s Brazilian properties, as well as a guarantee from the Company. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of June 30, 2016, borrowings under the Brazil Note totaled $4.1 million, with $0.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We also have working capital loan agreements with third-party financial institutions in Brazil. The principal balance on these loans is due by February 2017 with interest only payments being made until the due date. As of June 30, 2016, borrowings under the Brazilian third-party loans totaled $6.8 million.
Non-GAAP Financial Measures
In addition to evaluating the financial condition and results of our operations in accordance with GAAP, from time to time our management evaluates and analyzes results and any impact on the Company of strategic decisions and actions relating to, among other things, cost reduction, growth, and profitability improvement initiatives, and other events outside of normal, or "core," business and operations, by considering alternative financial measures not prepared in accordance with GAAP. This includes evaluating measures such as adjusted selling, general and administrative expenses, adjusted net income and adjusted diluted income per share. These adjusted measures are not measures of financial performance under U.S. GAAP, but are instead considered non-GAAP financial performance measures. Non-GAAP measures do not have definitions under GAAP and may be defined differently by and not be comparable to similarly titled measures used by other companies. As a result, any non-GAAP financial measures considered and evaluated by management are reviewed in conjunction with a review of the most directly comparable measures calculated in accordance with GAAP. We caution investors not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable GAAP measures. In our evaluation of results from time to time, we exclude items that do not arise directly from core operations, such as non-cash asset impairment charges, gains and losses on dealership franchise or real estate transactions, and catastrophic weather events such as hail storms, hurricanes, and snow storms. Because these non-core charges and gains materially affect the Company's financial condition or results in the specific period in which they are recognized, management also evaluates, and makes resource allocation and performance evaluation decisions based on, the related non-GAAP measures excluding such items. In addition to using such non-GAAP measures to evaluate results in a specific period, management believes that such measures may provide more complete and consistent comparisons of operational performance on a period-over-period historical basis and a better indication of expected future trends. Our management also uses these adjusted measures in conjunction with U.S. GAAP financial measures to assess our business, including communication with our Board of Directors, investors and industry analysts concerning financial performance. We disclose these non-GAAP measures, and the related reconciliations, because we believe investors use these metrics in evaluating longer-term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess operating performance. The exclusion of certain expenses in the calculation of non-GAAP financial measures should not be construed as an inference that these costs are unusual or infrequent. We anticipate excluding these expenses in the future presentation of our non-GAAP financial measures.
The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Statements of Operations by segment and on a consolidated basis (dollars in thousands, except per share amounts). Only adjusted amounts are reconciled below.

Adjustments for:
Three Months Ended June 30, 2016

	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Foreign deferred income tax benefit	Non-cash asset impairment	Non-GAAP Adjusted
U.S.
Selling, general and administrative expenses	$245,389	$(2,769)	$(250)	$—	$—	$242,370
Asset impairments	1,024	—	—	—	(1,024)	—
Income from operations	87,542	2,769	250	—	1,024	91,585
Income before income taxes	61,784	2,769	250	—	1,024	65,827
Provision for income taxes	(22,854)	(1,042)	(94)	—	(391)	(24,381)
Net income	$38,930	$1,727	$156	$—	$633	$41,446

SG&A as % Gross Profit:	71.2					70.3
Operating Margin %:	4.0					4.1
Pretax Margin %:	2.8					3.0

Same Store SG&A	$241,144	$(2,769)	$(250)	$—	$—	$238,125
Same Store SG&A as % Gross Profit:	71.3					70.5

Same Store income from operations	$85,417	$2,769	$250	$—	$1,024	$89,460
Same Store Operating Margin %:	3.9					4.1

BRAZIL
Benefit (provision) for income taxes	$1,958	$—	$—	$(1,686)	$—	$272
Net income (loss)	$1,307	$—	$—	$(1,686)	$—	$(379)

CONSOLIDATED
Selling, general and administrative expenses	$299,022	$(2,769)	$(250)	$—	$—	$296,003
Asset impairments	1,024	—	—	—	(1,024)	—
Income from operations	97,360	2,769	250	—	1,024	101,403
Income before income taxes	69,062	2,769	250	—	1,024	73,105
Provision for income taxes	(22,482)	(1,042)	(94)	(1,686)	(391)	(25,695)
Net income (loss)	$46,580	$1,727	$156	$(1,686)	$633	$47,410
Less: Adjusted earnings (loss) allocated to participating securities	1,884	70	6	(68)	26	1,918
Adjusted net income (loss) available to diluted common shares	$44,696	$1,657	$150	$(1,618)	$607	$45,492

Diluted income (loss) per common share	$2.12	$0.08	$0.01	$(0.08)	$0.03	$2.16

Effective tax rate	32.6					35.1

SG&A as % Gross Profit:	72.9					72.2
Operating Margin %:	3.5					3.6
Pretax Margin %:	2.5					2.6

Same Store SG&A	$279,082	$(2,769)	$(250)	$—	$—	$276,063
Same Store SG&A as % Gross Profit:	72.4					71.6

Same Store income from operations	$93,468	$2,769	$250	$—	$1,024	$97,511

Same Store Operating Margin %:	3.6	3.8

		Adjustments for:
		Six Months Ended June 30, 2016
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Acquisition costs	Foreign deferred income tax benefit	Non-cash asset impairment	Non-GAAP Adjusted
U.S.
Selling, general and administrative expenses	$491,229	$(5,423)	$680	$(30)	$—	$—	$486,456
Asset impairments	1,533	—	—	—	—	(1,533)	—
Income from operations	163,308	5,423	(680)	30	—	1,533	169,614
Income (loss) before income taxes	111,989	5,423	(680)	30	—	1,533	118,295
Benefit (provision) for income taxes	(41,685)	(2,038)	255	(11)	—	(586)	(44,065)
Net income (loss)	$70,304	$3,385	$(425)	$19	$—	$947	$74,230

SG&A as % Gross Profit:	72.5						71.8
Operating Margin %:	3.8						4.0
Pretax Margin %:	2.6						2.8

Same Store SG&A	$479,250	$(5,423)	$(385)	$(30)	$—	$—	$473,412
Same Store SG&A as % Gross Profit:	72.6						71.8

Same Store income from operations	$158,174	$5,423	$385	$30	$—	$1,533	$165,545
Same Store Operating Margin %:	3.8						4.0

U.K.
Selling, general and administrative expenses	$79,545	$—	$—	$(561)	$—	$—	$78,984
Income from operations	18,170	—	—	561	—	—	18,731
Income before income taxes	13,449	—	—	561	—	—	14,010
Net income	$10,693	$—	$—	$561	$—	$—	$11,254

SG&A as % Gross Profit:	78.7						78.1
Operating Margin %:	2.0						2.1
Pretax Margin %:	1.5						1.6

Same Store SG&A	$55,280	$—	$—	$(561)	$—	$—	$54,719
Same Store SG&A as % Gross Profit:	76.0						75.2

Same Store income from operations	$15,102	$—	$—	$561	$—	$—	$15,663
Same Store Operating Margin %:	2.4						2.5

BRAZIL
Selling, general and administrative expenses	$21,913	$—	$(371)	$—	$—	$—	$21,542
Asset impairments	423	—	(423)	—	—	—	—
Income (loss) from operations	(2,077)	—	794	—	—	—	(1,283)

Income (loss) before income taxes	(2,274)	—	794	—	—	—	(1,480)
Benefit (provision) for income taxes	2,148	—	—	—	(1,686)	—	462
Net income (loss)	$(126)	$—	$794	$—	$(1,686)	$—	$(1,018)

SG&A as % Gross Profit:	105.2						103.4
Operating Margin %:	(1.0)						(0.6)
Pretax Margin %:	(1.1)						(0.7)

Same Store income (loss) from operations	$(441)	$—	$—	$—	$—	$423	$(18)
Same Store Operating Margin %:	(0.2)						—

CONSOLIDATED
Selling, general and administrative expenses	$592,687	$(5,423)	$310	$(591)	$—	$—	$586,983
Asset impairments	1,956	—	(423)	—	—	(1,533)	—
Income from operations	179,401	5,423	113	591	—	1,533	187,061
Income before income taxes	123,164	5,423	113	591	—	1,533	130,824
Benefit (provision) for income taxes	(42,293)	(2,038)	255	(11)	(1,686)	(586)	(46,359)
Net income (loss)	$80,871	$3,385	$368	$580	$(1,686)	$947	$84,465
Less: Adjusted earnings (loss) allocated to participating securities	3,223	135	15	23	(67)	38	3,367
Adjusted net income (loss) available to diluted common shares	$77,648	$3,250	$353	$557	$(1,619)	$909	$81,098

Diluted income (loss) per common share	$3.57	$0.15	$0.02	$0.02	$(0.07)	$0.04	$3.73

Effective tax rate	34.3						35.4

SG&A as % Gross Profit:	74.2						73.4
Operating Margin %:	3.3						3.5
Pretax Margin %:	2.3						2.4

Same Store SG&A	$554,409	$(5,423)	$(385)	$(591)	$—	$—	$548,010
Same Store SG&A as % Gross Profit:	73.6						72.8

Same Store income from operations	$172,835	$5,423	$385	$591	$—	$1,956	$181,190
Same Store Operating Margin %:	3.5						3.6

		Adjustments for:
		Three Months Ended June 30, 2015
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Severance costs	Legal settlements	Non-cash asset impairment	Non-GAAP Adjusted
U.S.
Selling, general and administrative expenses	$239,863	$(951)	$1,052	$—	$(1,000)	$—	$238,964
Asset impairments	498	—	—	—	—	(498)	—
Income (loss) from operations	91,465	951	(1,052)	—	1,000	498	92,862

Income (loss) before income taxes	69,434	951	(1,052)	—	1,000	498	70,831
Benefit (provision) for income taxes	(26,291)	(359)	452	—	(390)	(191)	(26,779)
Net income (loss)	$43,143	$592	$(600)	$—	$610	$307	$44,052

SG&A as % Gross Profit:	70.1						69.8
Operating Margin %:	4.0						4.1
Pretax Margin %:	3.0						3.1

Same Store SG&A	$234,247	$(951)	$(364)	$—	$(1,000)	$—	$231,932
Same Store SG&A as % Gross Profit:	70.1						69.4

Same Store income from operations	$89,539	$951	$364	$—	$1,000	$496	$92,350
Same Store Operating Margin %:	4.0						4.1

U.K.
Selling, general and administrative expenses	$26,641	$—	$—	$(208)	$—	$—	$26,433
Income from operations	6,208	—	—	208	—	—	6,416
Income before income taxes	4,829	—	—	208	—	—	5,037
Provision for income taxes	(1,008)	—	—	(41)	—	—	(1,049)
Net income	$3,821	$—	$—	$167	$—	$—	$3,988

SG&A as % Gross Profit:	78.5						77.9
Operating Margin %:	2.0						2.1
Pretax Margin %:	1.6						1.6

Same Store SG&A	$26,653	$—	$—	$(208)	$—	$—	$26,445
Same Store SG&A as % Gross Profit:	78.6						78.0

Same Store income from operations	$6,189	$—	$—	$208	$—	$—	$6,397
Same Store Operating Margin %:	2.0						2.1

BRAZIL
Asset impairments	$541	$—	$—	$—	$—	$(541)	$—
Income from operations	347	—	—	—	—	541	888
Income (loss) before income taxes	(486)	—	—	—	—	541	55
Net income (loss)	$(654)	$—	$—	$—	$—	$541	$(113)

Operating Margin %:	0.3						0.7
Pretax Margin %:	(0.4)						—

CONSOLIDATED
Selling, general and administrative expenses	$280,567	$(951)	$1,052	$(208)	$(1,000)	$—	$279,460
Asset impairments	1,039	—	—	—	—	(1,039)	—
Income (loss) from operations	98,020	951	(1,052)	208	1,000	1,039	100,166
Income (loss) before income taxes	73,777	951	(1,052)	208	1,000	1,039	75,923
Benefit (provision) for income taxes	(27,467)	(359)	452	(41)	(390)	(191)	(27,996)

Net income (loss)	$46,310	$592	$(600)	$167	$610	$848	$47,927
Less: Adjusted earnings (loss) allocated to participating securities	1,792	23	(23)	6	24	33	1,855
Adjusted net income (loss) available to diluted common shares	$44,518	$569	$(577)	$161	$586	$815	$46,072

Diluted income (loss) per common share	$1.91	$0.02	$(0.03)	$0.01	$0.03	$0.04	$1.98

Effective tax rate	37.2						36.9

SG&A as % Gross Profit:	71.7						71.4
Operating Margin %:	3.6						3.7
Pretax Margin %:	2.7						2.8

Same Store SG&A	$272,567	$(951)	$(364)	$(208)	$(1,000)	$—	$270,044
Same Store SG&A as % Gross Profit:	71.3						70.7

Same Store income from operations	$97,692	$951	$364	$208	$1,000	$496	$100,711
Same Store Operating Margin %:	3.7						3.8

		Adjustments for:
		Six Months Ended June 30, 2015
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Severance costs	Legal settlements	Non-cash asset impairment	Non-GAAP Adjusted
U.S.
Selling, general and administrative expenses	$469,836	$(951)	$1,052	$—	$(1,000)	$—	$468,937
Asset impairments	498	—	—	—	—	(498)	—
Income (loss) from operations	165,863	951	(1,052)	—	1,000	498	167,260
Income (loss) before income taxes	122,590	951	(1,052)	—	1,000	498	123,987
Benefit (provision) for income taxes	(46,653)	(359)	452	—	(390)	(191)	(47,141)
Net income (loss)	$75,937	$592	$(600)	$—	$610	$307	$76,846

SG&A as % Gross Profit:	71.5						71.4
Operating Margin %:	3.9						3.9
Pretax Margin %:	2.9						2.9

Same Store SG&A	$458,591	$(951)	$(364)	$—	$(1,000)	$—	$456,276
Same Store SG&A as % Gross Profit:	71.3						70.9

Same Store income from operations	$164,560	$951	$364	$—	$1,000	$480	$167,355
Same Store Operating Margin %:	3.9						4.0

U.K.
Selling, general and administrative expenses	$53,403	$—	$—	$(208)	$—	$—	$53,195
Income from operations	12,574	—	—	208	—	—	12,782

Income before income taxes	9,950	—	—	208	—	—	10,158
Provision for income taxes	(2,007)	—	—	(41)	—	—	(2,048)
Net income	$7,943	$—	$—	$167	$—	$—	$8,110

SG&A as % Gross Profit:	78.4						78.1
Operating Margin %:	2.1						2.1
Pretax Margin %:	1.6						1.7

Same Store SG&A	$53,416	$—	$—	$(208)	$—	$—	$53,208
Same Store SG&A as % Gross Profit:	78.5						78.2

Same Store income from operations	$12,555	$—	$—	$208	$—	$—	$12,763
Same Store Operating Margin %:	2.1						2.1

BRAZIL
Asset impairments	$541	$—	$—	$—	$—	$(541)	$—
Income from operations	314	—	—	—	—	541	855
Income (loss) before income taxes	(1,290)	—	—	—	—	541	(749)
Net income (loss)	$(1,756)	$—	$—	$—	$—	$541	$(1,215)

Operating Margin %:	0.1						0.3
Pretax Margin %:	(0.5)						(0.3)

CONSOLIDATED
Selling, general and administrative expenses	$552,037	$(951)	$1,052	$(208)	$(1,000)	$—	$550,930
Asset impairments	1,039	—	—	—	—	(1,039)	—
Income (loss) from operations	178,751	951	(1,052)	208	1,000	1,039	180,897
Income (loss) before income taxes	131,250	951	(1,052)	208	1,000	1,039	133,396
Benefit (provision) for income taxes	(49,126)	(359)	452	(41)	(390)	(191)	(49,655)
Net income (loss)	$82,124	$592	$(600)	$167	$610	$848	$83,741
Less: Adjusted earnings (loss) allocated to participating securities	3,176	23	(23)	6	24	32	3,238
Adjusted net income (loss) available to diluted common shares	$78,948	$569	$(577)	$161	$586	$816	$80,503

Diluted income (loss) per common share	$3.38	$0.02	$(0.02)	$0.01	$0.02	$0.03	$3.44

Effective tax rate	37.4						37.2

SG&A as % Gross Profit:	73.1						72.9
Operating Margin %:	3.5						3.5
Pretax Margin %:	2.5						2.6

Same Store SG&A	$536,450	$(951)	$(364)	$(208)	$(1,000)	$—	$533,927
Same Store SG&A as % Gross Profit:	72.5						72.1

Same Store income from operations	$180,482	$951	$364	$208	$1,000	$480	$183,485

Same Store Operating Margin %:	3.6	3.6

The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	% Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$172,867	$80,575	114.5
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition related activity	(22,772)	55,598
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	2,000	800
Adjusted net cash provided by operating activities	$152,095	$136,973	11.0
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(107,870)	$(165,636)	(34.9)
Change in cash paid for acquisitions, associated with floorplan notes payable	—	14,418
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(4,422)	(3,759)
Adjusted net cash used in investing activities	$(112,292)	$(154,977)	(27.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	$(55,325)	$69,923	(179.1)
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	25,194	(67,057)
Adjusted net cash provided by (used in) financing activities	$(30,131)	$2,866	(1,151.3)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
This Quantitative and Qualitative Disclosures About Market Risk contains information about our market-sensitive financial instruments that constitute forward-looking statements. See “Cautionary Statement about Forward-Looking Statements.”
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks through a program of management which includes the use of derivative instruments. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided about foreign currency exchange rates and financial instruments to which we are a party at June 30, 2016, and from which we may incur future gains or losses from changes in market interest rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of June 30, 2016, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $543.1 million and $539.7 million, respectively. At December 31, 2015, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $545.9 million and $538.9 million, respectively. As of June 30, 2016, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $296.3 million and $295.3 million, respectively. At December 31, 2015, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $297.8 million and $295.2 million, respectively. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $97.3 million and $100.7 million as of June 30, 2016 and December 31, 2015, respectively. The fair value of such fixed interest rate borrowings was $98.5 million and $102.4 million as of June 30, 2016 and December 31, 2015, respectively.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
We use interest rate swaps to adjust our exposure to interest rate movements when appropriate, based upon market conditions. As of June 30, 2016, we held interest rate swaps with aggregate notional amounts of $616.7 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.6%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate real estate related borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of June 30, 2016, net unrealized losses, net of income taxes, totaled $32.0 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of June 30, 2016, all of our derivative contracts were determined to be effective. As of June 30, 2016, a 100 basis-point change in the interest rates of our swaps would have resulted in a $5.5 million change to our annual interest expense. In addition to the $616.7 million of swaps in effect as of June 30, 2016, we also held 17 interest rate swaps with forward start dates between December 2016 and January 2019 and expiration dates between December 2019 and December 2021. As of June 30, 2016, the aggregate notional amount of these swaps was $850.0 million with a weighted average interest rate of 2.3%. The combination of these swaps is structured such that the notional value in effect at any given time through March 2023 does not exceed $908.6 million.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions):

	Q2 2016	Q3 2016	Q4 2016	2017	2018	2019	2020	2021	2022	2023
Weighted average notional amount in effect during the period	$617	$616	$621	$814	$811	$908	$555	$299	$38	$4
Weighted average interest rate during the period	2.64%	2.64%	2.64%	2.54%	2.60%	2.28%	2.19%	1.72%	1.43%	1.35%
As of June 30, 2016, we had $1,637.5 million of variable-rate borrowings. Based on the aggregate amount of variable-rate borrowings outstanding as of June 30, 2016, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $16.5 million change to our annual interest expense. After consideration of the interest rate swaps described below, a 100 basis-point change would have yielded a net annual change of $11.0 million in annual interest expense based on the variable borrowings outstanding as of June 30, 2016. This interest rate sensitivity increased from June 30, 2015 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended June 30, 2016, we recognized $12.3 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 90.0% of our floorplan interest expense for the first quarter of 2014 to 139.9% for the third quarter of 2015. In the U.S., manufacturer's interest assistance was 116.3% of floorplan interest expense in the second quarter of 2016. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers over time.
Foreign Currency Exchange Rates. As of June 30, 2016, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain indefinitely invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may temporarily impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in an $81.8 million decrease to our revenues for the six months ended June 30, 2016. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in an $18.4 million decrease to our revenues for the six months ended June 30, 2016.
For additional information about our market sensitive financial instruments please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations," "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to “Item 8. Financial Statements and Supplementary Data” in our 2015 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2016, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2015 Form 10-K. Readers should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2015 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2015 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The United Kingdom’s proposed withdrawal from the European Union could have an adverse effect on our business and financial results.

On June 23, 2016, a referendum was held in the U.K. to determine whether the country should remain a member of the E.U., with voters approving to withdraw from the E.U. (commonly referred to as Brexit). Following the results of this non-binding referendum, in 2017 the U.K. government is expected to begin formal negotiations with the E.U. on the terms and conditions of the proposed withdrawal from the EU. Current uncertainty over whether the U.K. will ultimately leave the E.U., as well as the final outcome of the negotiations between the U.K. and E.U., could have an adverse effect on our business and financial results. The long-term effects of Brexit will depend on the terms negotiated between the U.K. and the E.U., which may take years to complete.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The British pound sterling has weakened since the Brexit vote, with an average exchange rate of the British pounds sterling to the U.S. dollars of 1.32 after the Brexit vote through August 1, 2016, as compared to the weighted average exchange rate of 1.43 for the six months ended June 30, 2016, a decrease of 8.2%. A weakening British pound sterling as compared to the U.S. dollar negatively impacts our U.S. dollar reported results of operations. Volatility in exchange rates is expected to continue in the short term. Our U.K. business generated approximately 16.7% of our total revenue in the six months ended June 30, 2016.

Additionally, there is much uncertainty surrounding the effects Brexit will have on the regulatory environment of the U.K. and the overall E.U. and its remaining individual members. Currently, automotive dealers in the U.K. rely on the legislative doctrine of “Block Exemption” to govern market representation activities of competing dealers and dealer groups. To date, there has been no clear indication of how such legislation may be affected by Brexit.

Any of these effects of Brexit, and others we cannot anticipate at this time, could adversely affect our business, consolidated financial position, results of operations, and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (3)
				(In thousands, excluding commissions)
April 1 - April 30, 2016 (2)	911,207	$54.87	911,207	$68,055
May 1 - May 31, 2016	550,937	$60.44	550,937	$34,754
June 1 - June 30, 2016	—		—	$34,754
Total	1,462,144	$56.97	1,462,144
(1) In February 2016, the Board of Directors approved a new authorization of up to $150.0 million of shares of our common stock which replaced the prior $100.0 million authorization. The shares may be repurchased from time to time in open market or privately negotiated transactions, depending on market conditions, at our discretion, and funded by cash from operations. During the three months ended June 30, 2016, 1,462,144 shares were repurchased for a total cost of $83.3 million.
(2) Shares were purchased under a 10b5-1 plan effective between April 1, 2016 and April 27, 2016.
(3) Subsequent to June 30, 2016, we repurchased 244,205 of our common shares for $12.4 million under a 10b5-1 plan effective between July 1, 2016 and July 28, 2016, leaving approximately $22.4 million remaining under the authorized repurchase plan.
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
Date: August 2, 2016

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

10.1	—
Tenth Amended and Restated Revolving Credit Agreement, dated effective as of June 17, 2016, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Floor Plan Agent and Bank of America, N.A. and Wells Fargo Bank, N.A., as Syndication Agents (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 20, 2016)

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