Form 10-Q
period 2016-09-30
GROUP 1 AUTOMOTIVE INC
filed 2016-11-03
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes  ☐    No  ☑
As of October 27, 2016, the registrant had 21,371,172 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited, in thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,918	$13,037
Contracts-in-transit and vehicle receivables, net	206,292	252,438
Accounts and notes receivable, net	156,294	157,768
Inventories, net	1,687,379	1,737,751
Prepaid expenses and other current assets	25,555	27,376
Total current assets	2,098,438	2,188,370
PROPERTY AND EQUIPMENT, net	1,118,785	1,033,981
GOODWILL	880,393	854,915
INTANGIBLE FRANCHISE RIGHTS	310,513	307,588
OTHER ASSETS	12,935	11,862
Total assets	$4,421,064	$4,396,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility and other	$1,110,104	$1,265,719
Offset account related to floorplan notes payable - credit facility	(59,684)	(110,759)
Floorplan notes payable - manufacturer affiliates	387,770	389,071
Offset account related to floorplan notes payable - manufacturer affiliates	(22,500)	(25,500)
Current maturities of long-term debt and short-term financing	62,349	54,991
Accounts payable	354,957	280,423
Accrued expenses	193,553	185,323
Total current liabilities	2,026,549	2,039,268
LONG-TERM DEBT, net of current maturities	1,232,717	1,199,534
DEFERRED INCOME TAXES	148,001	136,644
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	45,040	31,153
OTHER LIABILITIES	81,785	71,865
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,678 and 25,706 issued, respectively	257	257
Additional paid-in capital	287,018	291,092
Retained earnings	1,027,393	926,169
Accumulated other comprehensive loss	(157,446)	(137,984)
Treasury stock, at cost; 4,305 and 2,291 shares, respectively	(270,250)	(161,282)
Total stockholders’ equity	886,972	918,252
Total liabilities and stockholders’ equity	$4,421,064	$4,396,716

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,587,952	$1,601,213	$4,538,562	$4,468,200
Used vehicle retail sales	702,620	687,637	2,106,569	1,993,124
Used vehicle wholesale sales	104,218	100,483	302,089	302,186
Parts and service sales	319,676	303,557	950,341	888,939
Finance, insurance and other, net	108,710	107,679	316,419	307,454
Total revenues	2,823,176	2,800,569	8,213,980	7,959,903
COST OF SALES:
New vehicle retail sales	1,507,517	1,521,721	4,305,252	4,242,847
Used vehicle retail sales	656,652	641,055	1,963,136	1,854,361
Used vehicle wholesale sales	106,077	102,318	302,551	302,276
Parts and service sales	146,262	137,093	437,153	406,580
Total cost of sales	2,416,508	2,402,187	7,008,092	6,806,064
GROSS PROFIT	406,668	398,382	1,205,888	1,153,839
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	299,006	289,012	891,692	841,050
DEPRECIATION AND AMORTIZATION EXPENSE	12,891	11,811	38,067	35,441
ASSET IMPAIRMENTS	10,855	916	12,812	1,955
INCOME FROM OPERATIONS	83,916	96,643	263,317	275,393
OTHER EXPENSE:
Floorplan interest expense	(11,135)	(9,685)	(33,737)	(29,046)
Other interest expense, net	(17,094)	(13,922)	(50,729)	(42,061)
INCOME BEFORE INCOME TAXES	55,687	73,036	178,851	204,286
PROVISION FOR INCOME TAXES	(20,321)	(27,775)	(62,614)	(76,901)
NET INCOME	$35,366	$45,261	$116,237	$127,385
BASIC EARNINGS PER SHARE	$1.65	$1.88	$5.23	$5.26
Weighted average common shares outstanding	20,568	23,132	21,355	23,294
DILUTED EARNINGS PER SHARE	$1.65	$1.88	$5.22	$5.26
Weighted average common shares outstanding	20,578	23,137	21,364	23,298
CASH DIVIDENDS PER COMMON SHARE	$0.23	$0.21	$0.68	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited, in thousands)
NET INCOME	$35,366	$45,261	$116,237	$127,385
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(6,341)	(36,307)	(10,254)	(56,902)
Net unrealized gain (loss) on interest rate risk management activities:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of $(713), $4,919, $9,345 and $7,744, respectively	1,188	(8,199)	(15,575)	(12,907)
Reclassification adjustment for loss included in interest expense, net of tax benefit of $1,267, $1,224, $3,822 and $3,593, respectively	2,112	2,041	6,367	5,988
Unrealized gain (loss) on interest rate risk management activities, net of tax	3,300	(6,158)	(9,208)	(6,919)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(3,041)	(42,465)	(19,462)	(63,821)
COMPREHENSIVE INCOME	$32,325	$2,796	$96,775	$63,564

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount					Total
	(Unaudited, in thousands)
BALANCE, December 31, 2015	25,706	$257	$291,092	$926,169	$(137,984)	$(161,282)	$918,252
Net income	—	—	—	116,237	—	—	116,237
Other comprehensive loss, net	—	—	—	—	(19,462)	—	(19,462)
Purchases of treasury stock	—	—	—	—	—	(129,187)	(129,187)
Net issuance of treasury shares to employee stock compensation plans	(32)	—	(18,767)	—	—	20,219	1,452
Stock-based compensation, including tax effect of $145	—	—	14,693	—	—	—	14,693
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(15,013)	—	—	(15,013)
BALANCE, September 30, 2016	25,674	$257	$287,018	$1,027,393	$(157,446)	$(270,250)	$886,972

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,237	$127,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,067	35,441
Deferred income taxes	14,347	13,135
Asset impairments	12,812	1,955
Stock-based compensation	14,879	14,167
Amortization of debt discount and issue costs	2,783	2,727
Gain on disposition of assets	(1,812)	(1,469)
Tax effect from stock-based compensation	148	(1,827)
Other	891	3,435
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	78,905	30,858
Accounts and notes receivable	370	(6,821)
Inventories	60,839	(68,454)
Contracts-in-transit and vehicle receivables	49,581	29,470
Prepaid expenses and other assets	17,957	1,501
Floorplan notes payable - manufacturer affiliates	(19,064)	49,986
Deferred revenues	(328)	(621)
Net cash provided by operating activities	386,612	230,868
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(57,327)	(212,252)
Proceeds from disposition of franchises, property and equipment	23,072	9,684
Purchases of property and equipment, including real estate	(125,692)	(78,339)
Other	2,924	6,047
Net cash used in investing activities	(157,023)	(274,860)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	5,040,726	5,529,338
Repayments on credit facility - floorplan line and other	(5,147,766)	(5,479,152)
Borrowings on credit facility - acquisition line	220,020	584,643
Repayment on credit facility - acquisition line	(220,020)	(515,944)
Borrowings on other debt	37,786	33,375
Principal payments on other debt	(31,832)	(42,929)
Borrowings on debt related to real estate, net of debt issue costs	42,654	22,430
Principal payments on debt related to real estate	(18,845)	(21,041)
Employee stock purchase plan purchases, net of employee tax withholdings	1,452	(789)
Repurchases of common stock, amounts based on settlement date	(127,606)	(66,746)
Tax effect from stock-based compensation	(148)	1,827
Dividends paid	(15,054)	(14,781)
Other	(3,420)
Net cash provided by (used in) financing activities	(222,053)	30,231
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,345	(5,246)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,881	(19,007)
CASH AND CASH EQUIVALENTS, beginning of period	13,037	40,975
CASH AND CASH EQUIVALENTS, end of period	$22,918	$21,968
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable	$19,920	$3,225
Purchases of common stock accrued in accounts payable	$—	$4,375

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
The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. As of September 30, 2016, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (36 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, and South Carolina), and (b) the West (76 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). The U.S. regional vice presidents report directly to the Company's Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. In addition, as of September 30, 2016, the Company had two international regions: (a) the U.K. region, which consisted of 29 dealerships in the U.K. and (b) the Brazil region, which consisted of 18 dealerships in Brazil. The operations of the Company's international regions are structured similarly to the U.S. regions, each with a regional vice president reporting directly to the Company's Chief Executive Officer.
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
Variable Interest Entity

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2013, the Company entered into arrangements to provide a related-party entity, which owns and operates retail automotive dealerships, a fixed-interest-rate working capital loan and various administrative services for a variable fee, both of which constitute variable interests in the entity. The Company's exposure to loss as a result of its involvement in the entity includes the balance outstanding under the loan arrangement. The Company holds an 8% equity ownership interest in the entity. The Company has determined that the entity meets the criteria of a variable interest entity ("VIE"). The terms of the loan and services agreements provide the Company with the right to control the activities of the VIE that most significantly impact the VIE's economic performance, the obligation to absorb potentially significant losses of the VIE and the right to receive potentially significant benefits from the VIE. Accordingly, the Company qualified as the VIE's primary beneficiary and consolidated the assets and liabilities of the VIE as of September 30, 2016 and December 31, 2015, as well as the results of operations of the VIE beginning on the effective date of the variable interests arrangements to September 30, 2016. The floorplan notes payable liability of the VIE is securitized by the new and used vehicle inventory of the VIE. The carrying amounts and classification of assets (which can only be used to settle the liabilities of the VIE) and liabilities (for which creditors do not have recourse to the general credit of the Company) that are included in the Company's consolidated statements of financial position for the consolidated VIE as of September 30, 2016 and December 31, 2015, are as follows (in thousands):

	September 30, 2016	December 31, 2015
Current assets	$16,491	$12,849
Non-current assets	13,478	11,022
Total assets	$29,969	$23,871
Current liabilities	$15,563	$8,257
Non-current liabilities	20,684	17,064
Total liabilities	$36,247	$25,321
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as non-current within a classified statement of financial position. The Company elected to early adopt ASU 2015-17 during the first quarter of fiscal 2016, with retrospective application. Accordingly, deferred tax assets in the amount of $14.1 million, which were previously classified as current assets at December 31, 2015, were reclassified to non-current deferred income tax liabilities on the Company's Consolidated Balance Sheets to conform to current year presentation.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in the accounting standard require debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The Company adopted ASU 2015-03 during the first quarter of fiscal 2016, with retrospective application. Accordingly, debt issuance costs in the amounts of $0.5 million and $3.6 million, which were previously classified as current and long-term assets, respectively, at December 31, 2015, were reclassified as a direct reduction from the carrying amount of the related debt liability on the Company's Consolidated Balance Sheets to conform to current year presentation.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in the accounting standard eliminate the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The amendments also require that the acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendments in this ASU were to be applied prospectively to adjustments to provisional amounts that occur after the effective date and were effective for interim and annual periods beginning after December 15, 2015. The Company adopted ASU 2015-16 during the first quarter of fiscal 2016. The adoption of this amendment did not materially impact the Company's financial statements.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) that amends the accounting guidance on revenue recognition. The amendments in this ASU are intended to provide a framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2017. The standard can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the date of adoption. The Company is currently evaluating the method of adoption, the impact that the adoption of the provisions of the ASU and the additional disclosure requirements will have on its consolidated financial statements. However, at this time, the Company does not expect the adoption to materially impact its consolidated financial statements and, therefore, expects to adopt as a cumulative effect adjustment as of the date of adoption.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in the accounting standard replace the lower of cost or market test with a lower of cost and net realizable value test. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption to materially impact its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this ASU relate to the accounting for leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption will have on its consolidated balance sheet and statement of income. However, the Company expects that the adoption of the provisions of the ASU will have a significant impact on its consolidated balance sheet, as currently about half of its real estate is rented, not owned, via operating leases. Adoption of this ASU is required to be done using a modified retrospective approach.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment addresses several aspects of the accounting for share-based payment award transactions, including: income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendment addresses several specific cash flow issues with the objective of reducing the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.
2. ACQUISITIONS AND DISPOSITIONS
During the nine months ended September 30, 2016, the Company acquired 12 U.K. dealerships, inclusive of 17 franchises. In Brazil, the Company acquired one dealership, representing one franchise, and opened two other dealerships for one previously awarded franchises. Aggregate consideration paid for these dealerships totaled $61.2 million, including the associated real estate and goodwill, as well as $3.9 million of cash received in the acquisition of the dealerships. The purchase price has been allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The allocation of the purchase price is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the respective acquisition date). In addition, during the nine months ended September 30, 2016, the Company disposed of four U.S. dealerships and four dealerships in Brazil. As a result of these U.S. and Brazil dealership dispositions, a net pretax gain of $1.8 million and a net pretax loss of $0.8 million, respectively, were recognized for the nine months ended September 30, 2016.
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
The related gains or losses on these interest rate derivatives are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the Company’s accompanying Consolidated Statements of Operations. All of the Company’s interest rate hedges are designated as cash flow hedges. At September 30, 2016, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for either the three or nine months ended September 30, 2016 or 2015, respectively.
The Company held interest rate swaps in effect as of September 30, 2016 of $616.0 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.6%. The Company records the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense. For the three and nine months ended September 30, 2016, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.8 million and $8.4 million, respectively. For the three and nine months ended September 30, 2015, the impact of the Company's interest rate hedges in effect increased floorplan interest expense by $2.8 million and $8.3 million, respectively. Total floorplan interest expense was $11.1 million and $9.7 million for the three months ended September 30, 2016 and 2015, respectively, and $33.7 million and $29.0 million for the nine months ended September 30, 2016 and 2015, respectively.
In addition to the $616.0 million of swaps in effect as of September 30, 2016, the Company held 19 additional interest rate swaps with forward start dates between December 2016 and December 2020 and expiration dates between December 2019 and December 2030. The aggregate notional value of these 19 forward-starting swaps was $975.0 million, and the weighted average interest rate was 2.3%. The combination of the interest rate swaps currently in effect and these forward-starting swaps is structured such that the notional value in effect through December 2030 does not exceed $908.6 million, which is less than the Company's expectation for variable rate debt outstanding during such period.
As of September 30, 2016 and December 31, 2015, the Company reflected liabilities from interest rate risk management activities of $45.9 million and $31.2 million, respectively, in its Consolidated Balance Sheets. Included in Accumulated Other Comprehensive Loss at September 30, 2016 and 2015 were accumulated unrealized losses, net of income taxes, totaling $28.7 million and $24.8 million, respectively, related to these interest rate swaps.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the impact during the current and comparative prior year periods for the Company's derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Loss, Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	2016	2015
	(In thousands)
Interest rate swap contracts	$(15,575)	$(12,907)

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Floorplan interest expense	$(8,414)	$(8,306)
Other interest expense	(1,775)	(1,275)
The amount expected to be reclassified out of other comprehensive income (loss) into earnings as additional floorplan interest expense or other interest expense in the next twelve months is $12.8 million.
4. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2014 Long Term Incentive Plan (the "Incentive Plan"), as well as to employees pursuant to its Employee Stock Purchase Plan, as amended (the "Purchase Plan", formerly named the 1998 Employee Stock Purchase Plan).
Long Term Incentive Plan
The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of September 30, 2016, there were 1,232,361 shares available for issuance under the Incentive Plan.
Restricted Stock Awards
Under the Incentive Plan, the Company grants to non-employee directors and certain employees restricted stock awards or, at their election, restricted stock units at no cost to the recipient. Restricted stock awards qualify as participating securities as each award contains non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 5, “Earnings Per Share,” for further details. Restricted stock awards are considered outstanding at the date of grant but are subject to vesting periods upon issuance up to five years. Restricted stock units are considered vested at the time of issuance, however, since they convey no voting rights, they are not considered outstanding when issued. Restricted stock units settle in cash upon the termination of the grantees’ employment or directorship. In the event an employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. The Company issues new shares or treasury shares, if available, when restricted stock vests. Compensation expense for restricted stock awards is calculated based on the market price of the Company’s common stock at the date of grant and recognized over the requisite service period. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the restricted stock awards as of September 30, 2016, along with the changes during the nine months then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	893,360	$69.16
Granted	244,820	54.35
Vested	(243,730)	58.48
Forfeited	(29,380)	73.22
Nonvested at September 30, 2016	865,070	$67.87
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of September 30, 2016, there were 1,289,527 shares available for issuance under the Purchase Plan. During the nine months ended September 30, 2016 and 2015, the Company issued 125,154 and 76,694 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company's Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
The weighted average fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $13.05 and $18.66 during the nine months ended September 30, 2016 and 2015, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $4.7 million and $4.7 million for the three months ended September 30, 2016 and 2015, respectively, and $14.9 million and $14.2 million for the nine months ended September 30, 2016 and 2015, respectively. Cash received from Purchase Plan purchases was $5.6 million and $5.6 million for the nine months ended September 30, 2016 and 2015, respectively. The tax deductions for restricted stock vested were less than the associated book expense previously recognized, which resulted in a reduction of additional paid-in capital of $0.1 million for the nine months ended September 30, 2016. Comparatively, the tax benefit realized for the tax deductions from vesting of restricted shares totaled $1.8 million and resulted in an increase of additional paid in capital for the nine months ended September 30, 2015.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the calculation of EPS for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	20,568	23,132	21,355	23,294
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	10	5	9	4
Weighted average dilutive common shares outstanding	20,578	23,137	21,364	23,298
Basic:
Net Income	$35,366	$45,261	$116,237	$127,385
Less: Earnings allocated to participating securities	1,427	1,729	4,652	4,906
Earnings available to basic common shares	$33,939	$43,532	$111,585	$122,479
Basic earnings per common share	$1.65	$1.88	$5.23	$5.26
Diluted:
Net Income	$35,366	$45,261	$116,237	$127,385
Less: Earnings allocated to participating securities	1,426	1,729	4,651	4,905
Earnings available to diluted common shares	$33,940	$43,532	$111,586	$122,480
Diluted earnings per common share	$1.65	$1.88	$5.22	$5.26
6. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The Company's effective income tax rate of 36.5% for the three months ended September 30, 2016 was more than the U.S. federal statutory rate 35.0%, due primarily to taxes provided for in U.S. state jurisdictions and valuation allowances provided for net operating losses and other deferred tax assets in certain U.S states and in Brazil, partially offset by taxes provided for in the U.K. at the applicable statutory rate. The Company's effective income tax rate of 35.0% of pretax income for the nine months ended September 30, 2016, was approximately equal to the U.S. federal statutory rate of 35.0%, as taxes provided for in U.S. state jurisdictions and valuation allowances provided for net operating losses and other deferred tax assets in certain U.S states and in Brazil were offset by taxes provided for in the U.K. at the applicable statutory rate and the tax impact of a dealership disposition in Brazil.
For the three and nine months ended September 30, 2016, the Company's effective tax rate decreased to 36.5% and 35.0%, respectively, as compared to 38.0% and 37.6% for the same periods in 2015. This decrease was primarily due to the mix effect resulting from proportionately more pretax income generated in the Company's U.K. region, as well as changes to valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil, in addition to the tax impact of a dealership disposition in Brazil during the nine months ended September 30, 2016.
As of September 30, 2016 and December 31, 2015, the Company had no unrecognized tax benefits with respect to uncertain tax positions and did not incur any interest and penalties nor did it accrue any interest for the nine months ended September 30, 2016. When applicable, consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Taxable years 2011 and subsequent remain open for examination by the Company’s major taxing jurisdictions.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following:

	September 30, 2016	December 31, 2015
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$92,700	$93,206
Parts and service receivables	35,548	32,479
Finance and insurance receivables	21,318	22,374
Other	9,464	12,913
Total accounts and notes receivable	159,030	160,972
Less allowance for doubtful accounts	2,736	3,204
Accounts and notes receivable, net	$156,294	$157,768
Inventories consisted of the following:

	September 30, 2016	December 31, 2015
	(unaudited)
	(In thousands)
New vehicles	$1,166,128	$1,262,797
Used vehicles	315,277	275,508
Rental vehicles	137,600	134,509
Parts, accessories and other	75,986	72,917
Total inventories	1,694,991	1,745,731
Less lower of cost or market reserves	7,612	7,980
Inventories, net	$1,687,379	$1,737,751
New and used vehicles are valued at the lower of specific cost or market and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost (determined on either a first-in, first-out or an average cost basis) or market.
Property and equipment consisted of the following:

	Estimated Useful Lives in Years	September 30, 2016	December 31, 2015
	(unaudited)
		(dollars in thousands)
Land	—	$395,358	$364,475
Buildings	25 to 50	545,669	505,414
Leasehold improvements	varies	169,742	155,585
Machinery and equipment	7 to 20	98,341	90,993
Furniture and fixtures	3 to 10	87,603	82,688
Company vehicles	3 to 5	11,714	11,603
Construction in progress	—	69,511	58,361
Total		1,377,938	1,269,119
Less accumulated depreciation		259,153	235,138
Property and equipment, net		$1,118,785	$1,033,981
During the nine months ended September 30, 2016, the Company incurred $78.9 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s dealerships and facilities, excluding $32.7 million of capital expenditures accrued as of December 31, 2015. As of September 30, 2016, the Company had accrued $19.9 million of capital expenditures. In addition, the Company purchased real estate (including land and buildings) during the nine months ended September 30, 2016 associated with existing dealership operations totaling $34.0 million. And, in conjunction with the acquisition of dealerships and franchises in the nine months ended September 30, 2016, the Company acquired $28.8 million of real estate and other property and equipment. The Company recognized $2.0 million in asset impairments related to property and equipment for the nine months ended September 30, 2016.
As of December 31, 2015, the Company determined that certain real estate investments qualified for held-for-sale treatment. As a result, the Company classified the carrying value, after adjustment to estimated fair market value, of the real estate, totaling $1.4 million, in prepaid and other current assets in its Consolidated Balance Sheets.

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
Revolving Credit Facility
On June 17, 2016, the Company amended its Revolving Credit Facility principally to increase the total borrowing capacity from $1.7 billion to $1.8 billion and to extend the term from an expiration date of June 20, 2018 to June 17, 2021. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.75 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $360.0 million and a minimum of $50.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.8 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or British pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $2.1 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the LIBOR plus 125 basis points for new vehicle inventory and the LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points, depending on the Company's total adjusted leverage ratio, for borrowings in U.S. dollars and a LIBOR equivalent plus 125 to 250 basis points, depending on the Company's total adjusted leverage ratio, on borrowings in euros or British pound sterling. The Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line also requires a commitment fee ranging from 0.20% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $5.7 million of related unamortized costs as of September 30, 2016, which are included in Prepaid expenses and other current assets and Other Assets on the accompanying Consolidated Balance Sheets and amortized over the term of the facility.
After considering the outstanding balance of $1,043.8 million at September 30, 2016, the Company had $396.2 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $396.2 million available borrowings under the Floorplan Line was $59.7 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% as of September 30, 2016 and December 31, 2015, excluding the impact of the Company’s interest rate swaps. With regards to the Acquisition Line, there were no borrowings outstanding as of September 30, 2016 and December 31, 2015. After considering $37.1 million of outstanding letters of credit and other factors included in the Company’s available borrowing base

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

calculation, there was $313.9 million of available borrowing capacity under the Acquisition Line as of September 30, 2016. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company's U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $208.5 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on April 1, 2014 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock after June 2, 2014 and ending on the date of determination less (c) cash dividends and share repurchases after June 2, 2014 (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of September 30, 2016, the Credit Facility Restricted Payment Basket totaled $112.9 million. The Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility as of September 30, 2016.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory in the U.S., including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days' notice by either party. As of September 30, 2016, the Company had an outstanding balance of $145.9 million under the FMCC Facility with an available floorplan borrowing capacity of $154.1 million. Included in the $154.1 million available borrowings under the FMCC Facility was $22.5 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.00% before considering the applicable incentives as of September 30, 2016.
Other Credit Facilities
The Company has credit facilities with BMW Financial Services, Volkswagen Finance , FMCC, and another third-party financial institution for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities range from 1.10% to 3.50%. As of September 30, 2016, borrowings outstanding under these facilities totaled $94.4 million.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazilian operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, range from 16.77% to 24.45%. As of September 30, 2016, borrowings outstanding under these facilities totaled $23.1 million.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. The interest rate charged on borrowings related to the Company’s rental vehicle fleet varies up to 5.00%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time. As of September 30, 2016, borrowings outstanding under these facilities totaled $108.6 million.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts and capitalized debt issuance costs. Long-term debt consisted of the following:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
5.00% Senior Notes (aggregate principal of $550,000 at September 30, 2016 and December 31, 2015)	$540,075	$538,933
5.25% Senior Notes (aggregate principal of $300,000 at September 30, 2016 and December 31, 2015)	295,455	295,156
Real Estate Related and Other Long-Term Debt	393,813	365,564
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 9.8%	48,679	51,902
	1,278,022	1,251,555
Less current maturities of other long-term debt	45,305	52,021
	$1,232,717	$1,199,534
Included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets as of September 30, 2016, and December 31, 2015, was $17.0 million and $3.0 million, respectively, of short-term financing that was due within one year.
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
The underwriters' fees, discount and capitalized debt issuance costs relative to the 5.00% Notes totaled $13.1 million. These amounts are included as a direct reduction of the 5.00% Notes on the accompanying Consolidated Balance Sheets and are being amortized over a period of eight years in conjunction with the term of the 5.00% Notes. The 5.00% Notes are presented net of unamortized underwriters' fees, discount and debt issuance costs of $9.9 million as of September 30, 2016.
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
The underwriters' fees and capitalized debt issuance costs relative to the 5.25% Notes totaled $5.0 million. These amounts are included as a direct reduction of the 5.25% Notes on the accompanying Consolidated Balance Sheets and are being amortized over a period of eight years in conjunction with the term of the 5.25% Notes. The 5.25% Notes are presented net of unamortized underwriters' fees and debt issuance costs of $4.5 million as of September 30, 2016.
Acquisition Line
See Note 8, "Credit Facilities," for further discussion on the Company's Revolving Credit Facility and Acquisition Line.
Real Estate Related and Other Long-Term Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with three of its manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), BMW Financial Services NA, LLC (“BMWFS”) and FMCC, as well as several third-party financial institutions. These mortgage loans may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by the Company. Each mortgage loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the loans. The mortgage loans bear interest at fixed rates between 3.00% and 4.69%, and at variable indexed rates plus a spread between 1.50% and 2.50% per annum. The Company capitalized $2.7 million of related debt issuance costs related to the mortgage loans that are included as a direct reduction to the mortgage loans on the accompanying Consolidated Balance Sheets and are being amortized over the terms of the mortgage loans. As of September 30, 2016, $0.7 million remained unamortized .
The mortgage loans consist of 55 term loans for an aggregate principal amount of $363.0 million. As of September 30, 2016, borrowings outstanding under these notes totaled $326.3 million, with $28.8 million classified as a current maturity of long-term debt. For the nine months ended September 30, 2016, the Company made additional net borrowings and principal payments of $42.2 million and $12.1 million, respectively. The agreements provide for monthly payments based on 15 or 20-year amortization schedules and mature between May 2017 and December 2024. These mortgage loans are cross-collateralized and cross-defaulted with each other.
The Company has entered into 13 separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are denominated in British pound sterling and are being repaid in monthly installments that will mature by September 2034. As of September 30, 2016, borrowings under the U.K. Notes totaled $54.1 million, with $4.5 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the nine months ended September 30, 2016, the Company assumed $8.3 million of term mortgage loans in conjunction with U.K. dealership acquisitions, made no additional borrowings and made principal payments of $3.6 million associated with the U.K. Notes.
The Company also has a working capital loan agreement with a third-party financial institution in the U.K. As of September 30, 2016, borrowings under the U.K. third-party loan totaled $7.7 million and were due in October 2016. For the nine months ended September 30, 2016, the Company made $7.8 million of additional borrowings and made principal payments of $3.0 million.
The Company has a separate term mortgage loan in Brazil with a third-party financial institution (the "Brazil Note"). The Brazil Note is denominated in Brazilian real and is secured by one of the Company’s Brazilian properties, as well as a guarantee from the Company. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of September 30, 2016, borrowings under the Brazil Note totaled $4.0 million, with $0.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the nine months ended September 30, 2016, the Company made no additional borrowings and made principal payments of $0.3 million associated with the Brazil Note.
The Company also has a working capital loan agreement with a third-party financial institution in Brazil. The principal balance on this loan is due by February 2017 with interest only payments being made until the due date. As of September 30, 2016, borrowings under the Brazilian third-party loan totaled $6.8 million. For the nine months ended September 30, 2016, the Company made no additional borrowings.
Fair Value of Long-Term Debt
The Company's outstanding 5.00% Notes had a fair value of $552.8 million and $545.9 million as of September 30, 2016 and December 31, 2015, respectively. The Company's outstanding 5.25% Notes had a fair value of $302.1 million and $297.8

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

million as of September 30, 2016 and December 31, 2015, respectively. The Company's fixed interest rate borrowings included in real estate related and other long-term debt totaled $95.6 million and $100.7 million as of September 30, 2016 and December 31, 2015, respectively. The fair value of such fixed interest rate borrowings was $96.5 million and $102.4 million as of September 30, 2016 and December 31, 2015, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2016 and December 31, 2015. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
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
In addition, the Company maintains an investment balance with certain of the financial institutions in Brazil that provide credit facilities for the financing of new, used and rental vehicle inventories. The investment balances bear interest at a variable rate and are redeemable by the Company in the future under certain conditions. The Company has classified these investment balances as long-term assets in the accompanying Consolidated Balance Sheets. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices, that are observable or that can be corroborated by observable data by correlation. Accordingly, the Company has classified these instruments within Level 2 of the hierarchy framework.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities recorded at fair value in the accompanying balance sheets as of September 30, 2016 and December 31, 2015, respectively, were as follows:

	As of September 30, 2016
	Level 2	Total
	(In thousands)
Assets:
Investments	$3,019	$3,019
Demand obligations	$12	$12
Total	$3,031	$3,031
Liabilities:
Interest rate derivative financial instruments	$45,854	$45,854
Total	$45,854	$45,854

	As of December 31, 2015
	Level 2	Total
	(In thousands)
Assets:
Investments	$4,235	$4,235
Demand obligations	$131	$131
Interest rate derivative financial instruments	$31	$31
Total	$4,397	$4,397
Liabilities:
Interest rate derivative financial instruments	$31,153	$31,153
Total	$31,153	$31,153
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
Legal Proceedings
In September 2015, Volkswagen admitted that certain of its diesel models were intentionally programmed to meet various regulatory emissions standards only during laboratory emissions testing. In late June 2016, Volkswagen agreed to pay up to an aggregate of $14.7 billion to settle claims stemming from the diesel emissions scandal. On October 25, 2016, a U.S. Federal judge approved this settlement. On or about September 30, 2016, Volkswagen agreed to allocate $1.21 billion among its 652 dealers for a class settlement in exchange for their agreement not to sue Volkswagen. In October 2016, the Company received notification from Volkswagen that it is entitled to receive, in the aggregate, approximately $13.2 million in connection with the Company's current and prior ownership of seven Volkswagen dealerships in the U.S. The Company will receive half of the compensation immediately in a lump sum amount, and the rest of the compensation in 18 monthly installments. The Volkswagen brand represented 1.7% of the Company's total new vehicle retail unit sales for the nine months ended September 30, 2016.

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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships and continue to be primarily obligated on the lease. In these situations, the Company’s subsidiaries retain primary responsibility for the performance of certain obligations under such leases. To the extent that the Company remains primarily responsible under such leases, a quantification of such lease obligations is included in the Company's disclosure of future minimum lease payments for non-cancelable operating leases in Note 18, Operating Leases to "Item 8. Financial Statements and Supplementary Data" of the 2015 Form 10-K.
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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2015	$285,659	$7,773	$14,156	$307,588
Additions through acquisitions	—	12,833	—	12,833
Impairments	(10,578)	—	—	(10,578)
Currency translation	—	(2,392)	3,062	670
BALANCE, September 30, 2016	$275,081	$18,214	$17,218	$310,513

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2015	$809,775	$35,320	$9,820	$854,915	(1)
Additions through acquisitions	—	31,644	1,855	33,499
Purchase price allocation adjustments	34	1,024	—	1,058
Disposals	(3,128)	—	(191)	(3,319)
Currency translation	—	(8,045)	2,285	(5,760)
BALANCE, September 30, 2016	$806,681	$59,943	$13,769	$880,393	(1)
(1) Net of accumulated impairment of $97.8 million.
The Company evaluates intangible franchise rights and goodwill assets for impairment annually or more frequently if events or circumstances indicate possible impairment. During the three months ended September 30, 2016, the Company identified circumstances indicating possible impairment of some individual franchise rights and requiring a quantitative assessment. The Company did not identify any such circumstances relative to the goodwill for each of its reporting units. Based on the results of the Company's assessment, the Company determined that the fair values of the franchise rights on two U.S. franchises were below their respective carrying values, resulting in franchise asset impairment charges of $10.6 million. This was recognized as an asset impairment in the Company's Consolidated Statements of Operations during the three months ended September 30, 2016.

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30, 2016
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2015	$(118,532)	$(19,452)	$(137,984)
Other comprehensive loss before reclassifications:
Pre-tax	(10,254)	(24,920)	(35,174)
Tax effect	—	9,345	9,345
Amounts reclassified from accumulated other comprehensive loss to:
Floorplan interest expense	—	8,414	8,414
Other interest expense	—	1,775	1,775
Tax effect	—	(3,822)	(3,822)
Net current period other comprehensive loss	(10,254)	(9,208)	(19,462)
Balance, September 30, 2016	$(128,786)	$(28,660)	$(157,446)

	Nine Months Ended September 30, 2015
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2014	$(64,075)	$(17,909)	$(81,984)
Other comprehensive loss before reclassifications:
Pre-tax	(56,902)	(20,651)	(77,553)
Tax effect	—	7,744	7,744
Amounts reclassified from accumulated other comprehensive loss to:
Floorplan interest expense	—	8,306	8,306
Other interest expense	—	1,275	1,275
Tax effect	—	(3,593)	(3,593)
Net current period other comprehensive loss	(56,902)	(6,919)	(63,821)
Balance, September 30, 2015	$(120,977)	$(24,828)	$(145,805)

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. SEGMENT INFORMATION
As of September 30, 2016, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segments and therefore the corporate financial results are included within the U.S. reportable segment.
Reportable segment revenue, income (loss) before income taxes, (provision) benefit for income taxes and net income (loss) were as follows for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
Total revenues	$2,274,723	$435,976	$112,477	$2,823,176	$6,563,739	$1,335,663	$314,578	$8,213,980
Income (loss) before income taxes	52,619	3,922	(854)	55,687	164,607	17,371	(3,127)	178,851
(Provision) benefit for income taxes	(19,722)	(702)	103	(20,321)	(61,406)	(3,458)	2,250	(62,614)
Net income (loss) (1)	32,897	3,220	(751)	35,366	103,201	13,913	(877)	116,237

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
Total revenues	$2,343,566	$327,431	$129,572	$2,800,569	$6,629,513	$935,139	$395,251	$7,959,903
Income (loss) before income taxes	67,182	5,328	526	73,036	189,773	15,278	(765)	204,286
Provision for income taxes	(26,432)	(1,207)	(136)	(27,775)	(73,085)	(3,215)	(601)	(76,901)
Net income (loss)	40,750	4,121	390	45,261	116,688	12,063	(1,366)	127,385
(1) Includes the following, after tax: asset impairment charges of $6.7 million and $7.7 million for the three and nine months ended September 30, 2016, respectively, in the U.S. segment; loss due to catastrophic events of $0.3 million and $3.7 million for the three and nine months ended September 30, 2016, respectively, in the U.S. segment; gain on real estate and dealership transactions of $0.7 million and $1.1 million for the three and nine months ended September 30, 2016, respectively, in the U.S. segment; and foreign deferred income tax benefit of $1.7 million for the nine months ended September 30, 2016 in the Brazil segment.
Reportable segment total assets as of September 30, 2016 and December 31, 2015, were as follows:

	As of September 30, 2016
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,768,063	$514,005	$138,996	$4,421,064

	As of December 31, 2015
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,923,001	$358,476	$115,239	$4,396,716

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes), guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities had they operated on a stand-alone basis. In accordance with Rule 3-10 of Regulation S-X, condensed consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under the 5.00% Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100%-owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X). There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$5,145	$17,773	$—	$22,918
Contracts-in-transit and vehicle receivables, net	—	159,965	46,327	—	206,292
Accounts and notes receivable, net	—	116,666	39,628	—	156,294
Intercompany accounts receivable	—	6,048	—	(6,048)	—
Inventories, net	—	1,416,388	270,991	—	1,687,379
Prepaid expenses and other current assets	261	7,033	18,261	—	25,555
Total current assets	261	1,711,245	392,980	(6,048)	2,098,438
PROPERTY AND EQUIPMENT, net	—	977,038	141,747	—	1,118,785
GOODWILL	—	806,681	73,712	—	880,393
INTANGIBLE FRANCHISE RIGHTS	—	275,080	35,433	—	310,513
INVESTMENT IN SUBSIDIARIES	2,601,015	—	—	(2,601,015)	—
OTHER ASSETS	—	8,218	4,717	—	12,935
Total assets	$2,601,276	$3,778,262	$648,589	$(2,607,063)	$4,421,064

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,103,490	$6,614	$—	$1,110,104
Offset account related to floorplan notes payable - credit facility	—	(59,684)	—	—	(59,684)
Floorplan notes payable — manufacturer affiliates	—	276,934	110,836	—	387,770
Offset account related to floorplan notes payable - manufacturer affiliates	—	(22,500)	—	—	(22,500)
Current maturities of long-term debt and short-term financing	—	33,529	28,820	—	62,349
Accounts payable	—	189,766	165,191	—	354,957
Intercompany accounts payable	722,169	—	6,048	(728,217)	—
Accrued expenses	—	168,707	24,846	—	193,553
Total current liabilities	722,169	1,690,242	342,355	(728,217)	2,026,549
LONG-TERM DEBT, net of current maturities	835,530	341,222	55,965	—	1,232,717
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	45,040	—	—	45,040
DEFERRED INCOME TAXES AND OTHER LIABILITIES	(840)	223,154	7,472	—	229,786
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,044,417	2,200,773	242,797	(2,601,015)	886,972
Intercompany note receivable	—	(722,169)	—	722,169	—
Total stockholders’ equity	1,044,417	1,478,604	242,797	(1,878,846)	886,972
Total liabilities and stockholders’ equity	$2,601,276	$3,778,262	$648,589	$(2,607,063)	$4,421,064

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

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$2,274,723	$548,453	$—	$2,823,176
COST OF SALES:	—	1,927,997	488,511	—	2,416,508
GROSS PROFIT	—	346,726	59,942	—	406,668
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	435	244,450	54,121	—	299,006
DEPRECIATION AND AMORTIZATION EXPENSE	—	11,061	1,830	—	12,891
ASSET IMPAIRMENTS	—	10,855	—	—	10,855
INCOME (LOSS) FROM OPERATIONS	(435)	80,360	3,991	—	83,916
OTHER EXPENSE:
Floorplan interest expense	—	(9,979)	(1,156)	—	(11,135)
Other interest expense, net	—	(16,376)	(718)	—	(17,094)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(435)	54,005	2,117	—	55,687
BENEFIT (PROVISION) FOR INCOME TAXES	164	(19,884)	(601)	—	(20,321)
EQUITY IN EARNINGS OF SUBSIDIARIES	35,637	—	—	(35,637)	—
NET INCOME (LOSS)	$35,366	$34,121	$1,516	$(35,637)	$35,366
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	—	(6,341)	3,300	—	(3,041)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$35,366	$27,780	$4,816	$(35,637)	$32,325

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$6,563,739	$1,650,241	$—	$8,213,980
COST OF SALES:	—	5,539,707	1,468,385	—	7,008,092
GROSS PROFIT	—	1,024,032	181,856	—	1,205,888
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,243	730,776	158,673	—	891,692
DEPRECIATION AND AMORTIZATION EXPENSE	—	32,298	5,769	—	38,067
ASSET IMPAIRMENTS	—	12,389	423	—	12,812
INCOME (LOSS) FROM OPERATIONS	(2,243)	248,569	16,991	—	263,317
OTHER EXPENSE:
Floorplan interest expense	—	(30,428)	(3,309)	—	(33,737)
Other interest expense, net	—	(48,501)	(2,228)	—	(50,729)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,243)	169,640	11,454	—	178,851
BENEFIT (PROVISION) FOR INCOME TAXES	841	(62,246)	(1,209)	—	(62,614)
EQUITY IN EARNINGS OF SUBSIDIARIES	117,639	—	—	(117,639)	—
NET INCOME (LOSS)	$116,237	$107,394	$10,245	$(117,639)	$116,237
OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	(9,208)	(10,254)	—	(19,462)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$116,237	$98,186	$(9)	$(117,639)	$96,775

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$2,343,567	$457,002	$—	$2,800,569
COST OF SALES:	—	1,995,252	406,935	—	2,402,187
GROSS PROFIT	—	348,315	50,067	—	398,382
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	555	247,054	41,403	—	289,012
DEPRECIATION AND AMORTIZATION EXPENSE	—	10,372	1,439	—	11,811
ASSET IMPAIRMENTS	—	204	712	—	916
INCOME (LOSS) FROM OPERATIONS	(555)	90,685	6,513	—	96,643
OTHER EXPENSE:
Floorplan interest expense	—	(8,963)	(722)	—	(9,685)
Other interest expense, net	648	(12,738)	(1,832)	—	(13,922)
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	93	68,984	3,959	—	73,036
PROVISION FOR INCOME TAXES	(35)	(26,398)	(1,342)	—	(27,775)
EQUITY IN EARNINGS OF SUBSIDIARIES	45,203	—	—	(45,203)	—
NET INCOME (LOSS)	$45,261	$42,586	$2,617	$(45,203)	$45,261
OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	(6,158)	(36,307)	—	(42,465)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$45,261	$36,428	$(33,690)	$(45,203)	$2,796

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$6,629,514	$1,330,389	$—	$7,959,903
COST OF SALES:	—	5,624,527	1,181,537	—	6,806,064
GROSS PROFIT	—	1,004,987	148,852	—	1,153,839
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,612	712,265	126,173	—	841,050
DEPRECIATION AND AMORTIZATION EXPENSE	—	30,847	4,594	—	35,441
ASSET IMPAIRMENTS	—	702	1,253	—	1,955
INCOME (LOSS) FROM OPERATIONS	(2,612)	261,173	16,832	—	275,393
OTHER EXPENSE:
Floorplan interest expense	—	(26,439)	(2,607)	—	(29,046)
Other interest expense, net	1,845	(38,534)	(5,372)	—	(42,061)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(767)	196,200	8,853	—	204,286
BENEFIT (PROVISION) FOR INCOME TAXES	288	(73,375)	(3,814)	—	(76,901)
EQUITY IN EARNINGS OF SUBSIDIARIES	127,864	—	—	(127,864)	—
NET INCOME (LOSS)	$127,385	$122,825	$5,039	$(127,864)	$127,385
OTHER COMPREHENSIVE LOSS, NET OF TAXES	—	(6,919)	(56,902)	—	(63,821)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$127,385	$115,906	$(51,863)	$(127,864)	$63,564

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$116,237	$269,096	$1,279	$386,612
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	—	(57,327)	(57,327)
Proceeds from disposition of franchises, property and equipment	—	21,735	1,337	23,072
Purchases of property and equipment, including real estate	—	(110,495)	(15,197)	(125,692)
Other	—	2,653	271	2,924
Net cash used in investing activities	—	(86,107)	(70,916)	(157,023)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	5,040,726	—	5,040,726
Repayments on credit facility - floorplan line and other	—	(5,147,766)	—	(5,147,766)
Borrowings on credit facility - acquisition line	220,020	—	—	220,020
Repayment on credit facility - acquisition line	(220,020)	—	—	(220,020)
Borrowings on other debt	—	—	37,786	37,786
Principal payments on other debt	—	(692)	(31,140)	(31,832)
Borrowings on debt related to real estate, net of debt issue costs	—	42,654	—	42,654
Principal payments on debt related to real estate	—	(14,941)	(3,904)	(18,845)
Employee stock purchase plan purchases, net of employee tax withholdings	1,452	—	—	1,452
Repurchases of common stock, amounts based on settlement date	(127,606)	—	—	(127,606)
Tax effect from stock-based compensation	(148)	—	—	(148)
Dividends paid	(15,054)	—	—	(15,054)
Other	(2,997)	(423)	—	(3,420)
Borrowings (repayments) with subsidiaries	241,050	(245,906)	4,856	—
Investment in subsidiaries	(212,934)	142,166	70,768	—
Distributions to parent	—	—	—	—
Net cash provided by (used in) financing activities	(116,237)	(184,182)	78,366	(222,053)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	2,345	2,345
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,193)	11,074	9,881
CASH AND CASH EQUIVALENTS, beginning of period	—	6,338	6,699	13,037
CASH AND CASH EQUIVALENTS, end of period	$—	$5,145	$17,773	$22,918

Table of Contents GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$127,385	$93,518	$9,965	$230,868
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(212,252)	—	(212,252)
Proceeds from disposition of franchises, property and equipment	—	8,986	698	9,684
Purchases of property and equipment, including real estate	—	(61,052)	(17,287)	(78,339)
Other	—	6,047	—	6,047
Net cash used in investing activities	—	(258,271)	(16,589)	(274,860)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	5,529,338	—	5,529,338
Repayments on credit facility - floorplan line and other	—	(5,479,152)	—	(5,479,152)
Borrowings on credit facility - acquisition line	584,643	—	—	584,643
Repayment on credit facility - acquisition line	(515,944)	—	—	(515,944)
Borrowings on other debt	—	460	32,915	33,375
Principal payments on other debt	—	(1,157)	(41,772)	(42,929)
Borrowings on debt related to real estate, net of debt issue costs	—	—	22,430	22,430
Principal payments on debt related to real estate	—	(18,348)	(2,693)	(21,041)
Employee stock purchase plan purchases, net of employee tax withholdings	(789)	—	—	(789)
Repurchases of common stock, amounts based on settlement date	(66,746)	—	—	(66,746)
Tax effect from stock-based compensation	—	1,827	—	1,827
Dividends paid	(14,781)	—	—	(14,781)
Borrowings (repayments) with subsidiaries	85,465	(73,365)	(12,100)	—
Investment in subsidiaries	(199,233)	184,168	15,065	—
Distributions to parent	—	—	—	—
Net cash provided by (used in) financing activities	(127,385)	143,771	13,845	30,231
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(5,246)	(5,246)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(20,982)	1,975	(19,007)
CASH AND CASH EQUIVALENTS, beginning of period	—	25,379	15,596	40,975
CASH AND CASH EQUIVALENTS, end of period	$—	$4,397	$17,571	$21,968

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
•natural disasters, adverse weather events and other catastrophic events;
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
In the preparation of our financial statements and reporting of our operating results in accordance with United States generally accepted accounting principles ("U.S. GAAP"), certain non-core business items are required to be presented. Examples of items that we consider non-core include non-cash asset impairment charges, gains and losses on dealership, franchise or real estate transactions, and catastrophic events such as hail storms, hurricanes, and snow storms. In order to improve the transparency of our disclosures, provide a meaningful presentation of results from our core business operations and improve period-over-period comparability, we have included certain adjusted financial measures that exclude the impact of these non-core business items. These adjusted measures are not measures of financial performance under U.S. GAAP, but are instead considered non-GAAP financial performance measures.
In addition, management evaluates the Company's results of operations on both an as reported and a constant currency basis. The constant currency presentation,which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our underlying business and results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our current period reported results for entities reporting in currencies other than United States dollars using comparative period exchange rates rather than the actual exchange rates in effect during the respective periods. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.
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
As of September 30, 2016, we owned and operated 210 franchises, representing 32 brands of automobiles, at 159 dealership locations and 37 collision centers worldwide. We own 147 franchises at 112 dealerships and 28 collision centers in the U.S., 40 franchises at 29 dealerships and eight collision centers in the U.K., and 23 franchises at 18 dealerships and one collision center in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, Oklahoma, South Carolina and Texas in the U.S., in 19 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo, Parana, Mato Grosso do Sul and Santa Catarina in Brazil.
Outlook
During the three months ended September 30, 2016, industry new vehicle registrations in the U.S. declined 1.3% compared to the same period a year ago. In response, and particularly given the headwinds we are experiencing in most of our energy-dependent markets, we are focused on opportunities to enhance our operating results by: (a) improving our new and used vehicle gross profit per unit sold; (b) continuing to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; (c) investing capital where necessary to support our anticipated growth, particularly in our parts and service business; and (d) further leveraging our revenue and gross profit growth through the continued implementation of cost efficiencies.

In terms of GDP, the U.K. economy represents the fifth largest economy in the world. Industry new vehicle registrations in the U.K. increased 1.4% and 2.6% in the three and nine months ended September 30, 2016, respectively, as compared to the same period a year ago. The majority vote in favor of the Referendum of the United Kingdom’s Membership of the European Union (E.U.) (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, created much uncertainty in the U.K., as well as the global markets. The U.K. industry's new vehicle sales experienced more volatility than normal following the Brexit vote. We expect industry sales to remain volatile in the near future and overall flat to slightly down in 2017. In addition, the announcement of Brexit initially caused significant exchange rate fluctuations that resulted in the weakening of the British pound sterling, in which we conduct business in the U.K., against the U.S. dollar and other global currencies. The weakening of the British pound sterling has and may continue to adversely affect our results of operations, as well as have a negative impact on the pricing and affordability of the vehicles in the U.K. Volatility in exchange rates is expected to continue in the short term.
In terms of GDP, the Brazilian economy represents the ninth largest economy in the world. At present, the Brazilian economy is in recession and is facing many challenges. Industry new vehicle registrations in Brazil declined 22.5% for the nine months ended September 30, 2016 as compared to the same period a year ago. We expect macro-economic conditions in Brazil to remain challenged in the near term and automobile industry sales to continue to be under pressure for the remainder of 2016 and into 2017. Longer term, we expect improvements in industry sales volumes and are utilizing a strategy of aligning with growing brands. In conjunction with this strategy, we added four franchises in Brazil during the nine months ended September 30, 2016. These franchises are expected to generate approximately $20 million in annual revenues. In addition, since December 31, 2015, we have disposed of four franchises in Brazil. These four franchises combined to generate roughly $35 million in trailing twelve month revenues. We expect that the net impact to our profitability of this adjustment to our portfolio will be positive.
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
We continue to closely scrutinize all planned future capital spending and work closely with our manufacturer partners to make prudent capital investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that our capital spending for the year of 2016 will be less than $125 million.
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
In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our U.S. revenues and operating income are typically lower in the first and fourth calendar quarters and higher in the second and third calendar quarters. For the U.K., the first and third calendar quarters tend to be stronger, driven by the vehicle license plate change months of March and September. For Brazil, we expect higher volumes in the third and fourth calendar quarters. The first calendar quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic condition, manufacturer incentive programs and changes in currency exchange rates, may exaggerate seasonal or cause counter-seasonal fluctuations in our reported consolidated revenues and consolidated operating income.

Our operating results as reported on a U.S. GAAP basis for the three months ended September 30, 2016 were negatively impacted by the following non-core items: $10.8 million of non-cash impairment charges on a pre-tax basis ($6.7 million on an after-tax basis), $0.5 million of losses related to vehicle inventory losses from catastrophic events in Texas and Louisiana on a pre-tax basis ($0.3 million on an after-tax basis), and a $0.3 million charge for a foreign transaction tax in Brazil on both a pre-tax and after-tax basis, partially offset by a $1.1 million pre-tax gain related to real estate and dealership transactions ($0.7 million on an after-tax basis). For the nine months ended September 30, 2016, our operating results as reported on a U.S. GAAP basis were negatively impacted by the following non-core items: $12.3 million of non-cash impairment charges on a pre-tax basis ($7.7 million on an after-tax basis), $5.9 million of losses related to catastrophic events on a pre-tax basis ($3.7 million on an after-tax basis), $0.6 million of acquisition costs on both a pre-tax and after-tax basis, and a $0.3 million charge for a foreign transaction tax in Brazil on both a pre-tax and after-tax basis, partially offset by a $1.7 million benefit related to foreign deferred income taxes on an after-tax basis and $1.0 million of net gains related to real estate and dealership transactions on a pre-tax basis ($0.3 million on an after-tax basis). On a comparable basis, our operating results as reported on a U.S. GAAP basis for the three months ended September 30, 2015 were negatively impacted by the following non-core item: $0.9 million of non-cash impairment charges on a pre-tax basis ($0.8 million on an after-tax basis). For the nine months ended September 30, 2015, our operating results as reported on a U.S. GAAP basis were negatively impacted by the following non-core items: $2.0 million of non-cash impairment charges on a pre-tax basis ($1.6 million on an after-tax basis), a $1.0 million charge related to vehicle inventory losses from flooding in Houston, Texas, on a pre-tax basis ($0.6 million on an after-tax basis), a $1.0 million legal settlement on a pre-tax basis ($0.6 million on an after-tax basis), and $0.2 million in severance costs on both a pre-tax and after-tax basis, partially offset by $1.1 million of net gains related to real estate and dealership transactions on a pre-tax basis ($0.6 million on an after-tax basis). These non-core items have been excluded from our U.S. GAAP results in the following discussion of "adjusted" results. Please see "Non-GAAP Financial Measures" for further explanation and reconciliation of the U.S. GAAP and non-GAAP data.
For the three and nine months ended September 30, 2016, all of our financial results were bolstered from growth in the U.K., primarily as a result of the acquisition of a group of dealerships in February 2016. Partially offsetting these improvements in the U.K. for both the three and nine months ended September 30, 2016, the British pound sterling significantly weakened versus the U.S. Dollar, as compared to the same periods a year ago. In total for the three months ended September 30, 2016, our revenues increased 0.8% from 2015 levels to $2.8 billion, reflecting a 33.2% increase in the U.K., partially offset by decreases of 2.9% and 13.2% in the U.S. and Brazil, respectively. In the U.S., a 2.5% improvement in parts and service revenues was more than offset by a 5.5% decline in new vehicle retail revenues and a 1.7% decline in finance and insurance revenues. For Brazil, the 13.2% decrease in total revenues is primarily explained by a 17.0% decline in new vehicle retail revenues. For the nine months ended September 30, 2016, our total revenues improved 3.2% to $8.2 billion, reflecting a 42.8% increase in the U.K., partially offset by a 1.0% decline in the U.S. and a 20.4% decrease in Brazil. In the U.S., improvements of 4.4% and 2.9% in parts and service and retail used vehicle revenues, respectively, were more than offset by a 3.7% decline in new vehicle retail revenues. In Brazil, the 20.4% decline in total revenues is primarily explained by a 23.5% decrease in new vehicle retail revenues, as well as a weakening in the Brazilian real versus the U.S. Dollar for the nine-months ended September 30, 2016 compared to the comparable prior period. Total gross profit improved $8.3 million, or 2.1%, to $406.7 million for the third quarter of 2016 over the prior year period, primarily as a result of a $11.2 million, or 31.0% increase in our U.K. operations. In the U.S., total gross profit decreased 0.5%, as a 1.5% improvement in our parts and service business was more than offset by declines of 0.9%, 4.5% and 1.7% in our new vehicle retail, used vehicle retail and finance and insurance businesses, respectively. In Brazil, we realized a 9.8% decline in total gross profit, which was more than explained by a 24.7% decrease in our new vehicle retail business. For the nine months ended September 30, 2016, gross profit increased 4.5% over the prior year period to $1.2 billion, primarily as a result of $44.2 million, or 42.4%, increase in our U.K. operations, coupled with a $19.0 million, or 1.9% increase in our U.S. operations. In the U.S., the 1.9% improvement primarily reflects a 3.9% growth in our parts and service business, coupled with a 1.2% improvement in our new vehicle retail business. In Brazil, total gross profit declined 25.2% for the nine months ended September 30, 2016, reflecting decreases of 35.3% and 25.1% in our new vehicle retail and parts and service businesses, respectively, as well as a further weakening in the Brazilian real versus the U.S. Dollar for the nine months ended September 30, 2016 compared to prior period. Selling, General and Administrative expenses ("SG&A") rose 3.5% to $299.0 million in the third quarter of 2016, as compared to the prior year period, primarily as a result of a 40.8% increase in our U.K. segment, as well as a 6.4% increase in Brazil. As a partial offset, SG&A in our U.S. segment declined 0.9%, as we responded to declining revenues and gross profit by continuing to leverage our structure and execute on cost savings initiatives. For the nine months ended September 30, 2016, SG&A rose 6.0% over the prior year period, driven by increases of 2.7% and 46.2% in our U.S. and U.K. segments, respectively. The increase in the U.S. was primarily driven by increases in other variable costs associated with vehicle inventory levels, as well as the expansion of our fixed operations business. The increase in the U.K. is explained by the general correlation of variable costs, including salesperson commission payments, and vehicle sales, as well as the incremental number of dealerships owned and operated. On an adjusted basis, total SG&A rose 3.6% and 5.5% for the three and nine months ended September 30, 2016, respectively. For the three months ended September 30, 2016, net income decreased 21.9% to $35.4 million and diluted income per share decreased 12.2% to $1.65, as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, net income decreased 8.8% to $116.2 million and diluted income per share declined 0.8% to $5.22, as compared to the nine months ended September 30, 2015. On an adjusted basis for the three months ended September 30, 2016, net income decreased 8.8% to $42.0 million, but diluted income per share improved 2.6% to $1.96 as compared to the three months ended September 30, 2015. On an adjusted basis for the nine months ended September 30, 2016, net income decreased 2.6% to $126.4 million, but diluted income per share grew 6.0% to $5.68. The increases in our adjusted diluted income per share for both the three and nine months ended September 30, 2016 can be attributed to decreases of 11.1% and 8.3% in our weighted average diluted common shares outstanding, respectively, over the prior year periods. The decreases in weighted average dilutive common shares outstanding were primarily the result of the repurchase of 2,609,443 shares of our common stock over the last twelve months. For the nine months ended September 30, 2016, our net cash provided by operations increased $155.7 million over the prior year period to $386.6 million, primarily driven by a $152.3 million increase in the net change in operating assets and liabilities. On an adjusted basis, our net cash provided by operations increased $8.0 million over the prior year period to $237.8 million, primarily driven by a $4.6 million increase in the net change in operating assets and liabilities. See "Liquidity and Capital Resources" and "Non-GAAP Financial Measures" for details regarding adjustments to cash flow.
Key Performance Indicators
Consolidated Statistical Data
The following table highlights certain of the key performance indicators we use to manage our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unit Sales
Retail Sales
New Vehicle	45,597	47,126	130,022	131,130
Used Vehicle	33,012	32,491	98,754	93,913
Total Retail Sales	78,609	79,617	228,776	225,043
Wholesale Sales	15,027	14,926	43,077	43,493
Total Vehicle Sales	93,636	94,543	271,853	268,536
Gross Margin
New Vehicle Retail Sales	5.1%	5.0%	5.1%	5.0%
Total Used Vehicle Sales	5.5%	5.7%	5.9%	6.0%
Parts and Service Sales	54.2%	54.8%	54.0%	54.3%
Total Gross Margin	14.4%	14.2%	14.7%	14.5%
SG&A (1) as a % of Gross Profit	73.5%	72.5%	73.9%	72.9%
Adjusted SG&A (1) as a % of Gross Profit (2)	73.6%	72.5%	73.5%	72.8%
Operating Margin	3.0%	3.5%	3.2%	3.5%
Adjusted Operating Margin (2)	3.3%	3.5%	3.4%	3.5%
Pretax Margin	2.0%	2.6%	2.2%	2.6%
Adjusted Pretax Margin (2)	2.3%	2.6%	2.4%	2.6%
Finance and Insurance Revenues per Retail Unit Sold	$1,383	$1,352	$1,383	$1,366

(1)	Selling, general and administrative expenses.

(2)	See "Non-GAAP Financial Measures" for more details.
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references may be made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows. Our results are impacted by changes in exchange rates relating to our U.K. and Brazil segments. As exchange rates fluctuate, our results of operations as reported in U.S. dollars fluctuate. For example, if the British pound sterling were to weaken against the U.S. dollar, our U.K. results of operations would translate into less U.S. dollar reported results. The British pound sterling weakened against the U.S. dollar as the average exchange rate during the three and nine months ended September 30, 2016 decreased 18.0% and 10.2%, respectively, compared to the same periods in 2015. The Brazilian real strengthened against the U.S. dollar for the three months ended September 30, 2016 as the average exchange rate increased 8.1% but weakened by 12.6% for the nine months ended September 30, 2016, as compared to the same periods in 2015.
Management evaluates the Company's results of operations on both an as reported and a constant currency basis. Constant currency,which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our underlying business and results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our current period reported results for entities reporting in currencies other than United States dollars using comparative period exchange rates rather than the actual exchange rates in effect during the respective periods. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.
Our consolidated revenues from new vehicle retail sales declined 0.8% for the three months ended September 30, 2016 and increased 1.6% for the nine months ended September 30, 2016 as compared to the same periods in 2015. For the third quarter of 2016, growth in our U.K. segment was more than offset by declines in the U.S. and Brazil. During the third quarter of 2016, the U.K. experienced more volatility than normal following the Brexit vote. Following a decline of nearly 1.0% in June 2016, and flat industry sales in July, industry sales of new vehicles grew 3.0% in August, and 1.6% in September 2016 over 2015 levels, aided by increased fleet sales. Our new vehicle retail unit sales in the U.K. rose 62.4% and 64.5%, respectively, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily reflecting the acquisition of a dealership group in early February, as well as the continued successful execution by our operating team on key initiatives. Excluding the impact of acquisitions, for the three and nine months ended September 30, 2016, new vehicle retail unit sales increased 1.5% and 6.2%, respectively, in the U.K.. During the three months ended September 30, 2016, industry new vehicle registrations in the U.S. declined 1.3% compared to the same period a year ago. Our U.S. new vehicle retail unit sales decreased 9.5% and 7.5% for the three and nine months ended September 30, 2016, respectively, from the same periods a year ago. The decline in our new vehicle retail unit sales was driven by our over-weight exposure to many energy-dependent markets in Texas and Oklahoma, which have been particularly soft as a result of depressed oil prices. For the three and nine months ended September 30, 2016, our new vehicle unit sales in Texas were down 10.4% and 7.9%, while our Oklahoma unit sales were down 17.7% and 10.9%, respectively, when compared to the same periods a year ago. As a result, our U.S. revenues from new vehicle retail sales declined 5.5% and 3.7% for the three and nine month periods of 2016, respectively, reflecting a partial offset to the reduced volumes with increases in our average new vehicle retail sales price of 4.4% and 4.1%, respectively. The increases in our average sales price were primarily due to the shift in the mix of new retail units sold, as our truck unit sales increased to 55.9% of total new vehicle retail units sold for the three months ended September 30, 2016 as compared to 50.7% last year, generally correlating with lower gas prices. For the nine months ended September 30, 2016, our truck unit sales increased to 55.5% of total new vehicle retail units sold as compared to 50.5% for the same period a year ago. For the three and nine months ended September 30, 2016, Brazil new vehicle retail unit sales declined 32.2% and 24.2% and, on a U.S. dollar basis, new vehicle retail revenues declined 17.0% and 23.5%, respectively, when compared to the same periods in 2015, reflecting decreased consumer confidence and higher interest rates. Consolidated new vehicle retail gross margin improved 10 basis points to 5.1% for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, driven by a 20 basis point increase in the U.S. for the three and nine month periods of 2016. Our U.S. operating team took a more disciplined approach to new vehicle pricing that focused on increased gross profit per unit. As a result, we improved new vehicle gross profit per retail unit “PRU” sold in the U.S. by 9.5% and 9.4% for the three and nine months ended September 30, 2016, respectively, as compared to last year. The increase in the U.S. was partially offset by the competitive selling environment in the U.K., the worsening economic conditions in Brazil, and the impact of the change in exchange rates between periods.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our total revenues from used vehicle retail sales increased 2.2% and 5.7% for the three and nine months ended September 30, 2016, respectively, as compared to the same period in 2015, primarily due to acquisition activity particularly in the U.K. In the U.S., used vehicle retail revenues was relatively flat for the three months ended September 30, 2016, as a 1.7% decline in retail used vehicle units sold was essentially offset by a 1.4% increase in the average retail used vehicle sales price per unit. Revenue from used vehicle retail sales improved 2.9% in the U.S. for the nine months ended September 30, 2016, as compared to the same period in 2015, resulting from the combination of a 1.6% increase in retail used vehicle units sold and a 1.3% improvement in our average retail used vehicles sales price per unit. The U.K. generated increases in used vehicle retail revenues of 19.6% and 26.0%, respectively, primarily reflecting the acquisition of a dealership group in early February. The increases in the U.K. were dampened by the impact of exchange rates between periods. In Brazil, our used vehicle retail revenues declined by 3.2%, primarily as a result of an 18.8% decrease in the number of retail used vehicle units sold that reflects the continued weakening in economic conditions. Used vehicle retail revenues in Brazil decreased 7.1%, for the nine months ended September 30, 2016, due to the impact of the change in the currency rates between periods. On a constant currency basis, used vehicle retail sales increased 5.2% for the first nine months of 2016 compared to the same period in 2015. Total used vehicle retail gross profit decreased 1.3% for the three months ended September 30, 2016. The growth in used vehicle retail unit sales of 1.6% for the third quarter of 2016 was more than offset by a 2.9% decline in used vehicle retail gross profit PRU compared to a year ago. We generated a 107.2% improvement in used vehicle retail gross profit PRU for our Brazil operations that was offset by a 2.9%

decline in the U.S. and a 15.2% decline in the U.K. The decline in the U.K. was the result of the change in exchange rates between periods as on a constant currency basis, used vehicle retail gross profit PRU was flat with the prior year period. Total used vehicle retail gross profit increased 3.4% for the nine months ended September 30, 2016, as improvements in used vehicle retail unit sales were partially offset by a decline in used vehicle retail gross profit PRU of 1.8%. The decline in used vehicle retail gross profit PRU primarily reflects a decline of 7.7% in the U.K., as compared to the same period in 2015, that was driven by the change in the exchange rates between periods. On a constant currency basis, used vehicle retail gross profit PRU in the U.K. increased 1.3%. In Brazil, used vehicle retail gross profit PRU increased 19.3%. The improvement in used vehicle retail gross profit PRU for the three and nine months ended September 30, 2016 in Brazil was primarily due to improved sales processes. In the U.S., used vehicle gross profit PRU was relatively flat for the nine months ended September 30, 2016 when compared to a year ago.
Our parts and service sales increased 5.3% and 6.9% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. This growth was driven by increases in all aspects of our business: warranty parts and service, wholesale parts, customer-pay parts and service, and collision. Primarily, these increases were due to the execution of key management initiatives, dealership acquisition activity, an increase in the number of units being recalled, and an increase in the number of the late-model vehicles in operation, which tend to more consistently return to the dealership for warranty, maintenance and repair services. During the first nine months of 2016, our warranty parts and service revenues were bolstered from high volume recall campaigns by manufacturers in the U.S. and Brazil, particularly in our Toyota, Honda, Ford, Nissan and Mercedes-Benz brands. Additionally, as manufacturer paid maintenance programs continue to expand in the U.S., there has been an ongoing shift of business from our customer-pay to our warranty parts and service business. The increase in our collision sales was the result of enhanced operational processes, the addition of technicians to add operating capacity, and the expansion of our relationships with insurance providers. The increase in our customer-pay parts and service and wholesales parts revenues was driven by the U.S., primarily as a result of the execution of management initiatives. Our parts and service gross margin decreased 60 and 30 basis points for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, driven primarily by declines in the U.S. parts and service gross margin of 60 and 20 basis points, respectively. The declines in our U.S. parts and service gross margin were primarily the result of less lucrative, Original Equipment Manufacturer ("OEM") paid recall warranty campaigns in 2016 as compared to those in 2015. Additionally, we experienced a mix shift in our U.S. parts and service gross margin as our relatively lower margin wholesale parts business, which is relatively lower margin, grew in relation to our internal work. The decline in internal work in the U.S. was the result of a decrease in total retail vehicles sales volumes in 2016 compared to 2015.
Our consolidated finance and insurance revenues PRU sold increased 2.3% for the three months ended September 30, 2016, as compared to the same period in 2015. We generated a 4.8% increase in finance and insurance revenues PRU to $1,588 in the U.S. and a 46.3% improvement in Brazil. These improvements were partially offset by a 5.3% decline in finance and insurance revenues PRU in the U.K, coupled with the mix effect of a relatively greater contribution from our U.K. segment. The decline in the U.K. was directly related to the change in exchange rates between periods, as on a constant currency basis our finance and insurance revenues PRU improved 11.5%. For the nine months ended September 30, 2016, our consolidated finance insurance revenues PRU increased 1.2%, when compared to the same period in 2015. In total for both the three and nine months ended September 30, 2016, the increases in our income per contract and penetration rates on many of our product offerings were partially offset by an increase in our overall chargeback experience.
Our total consolidated gross margin increased 20 basis points for the three months ended September 30, 2016 to 14.4%, as compared to the same period in 2015. Declines in the parts and service and used vehicle sectors of our business were more than offset by improvements in our new vehicle results. For the nine months ended September 30, 2016, our total consolidated gross margin increased 20 basis points directly as a result of improved new vehicle margins, compared to the same period 2015.
Our consolidated SG&A expenses increased in absolute dollars by 3.5% and 6.0% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, primarily as a result of the incremental number of dealerships owned and operated and increased personnel costs primarily driven by commission payments as a result of higher new vehicle margins, as well as higher insurance deductible charges in the U.S. relating to catastrophic events. In addition, during 2016, we experienced additional loaner vehicle costs as we continued to service a large amount of customers affected by recalled vehicles. For the three and nine months ended September 30, 2016, our consolidated SG&A expenses as a percentage of gross profit increased 100 basis points to 73.5% and 73.9%, respectively, as compared to the same periods a year ago. On an adjusted basis, our consolidated SG&A expenses as a percentage of gross profit increased by 110 and 70 basis points to 73.6% and 73.5% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. These increases were partially due to the mix effect of increased U.K. operations that inherently have a higher cost structure, as well as the additional dealerships acquired in 2016.

The combination of all of these factors resulted in an operating margin of 3.0% and 3.2% for the three and nine months ended September 30, 2016, respectively. This reflects a 50 and 30 basis-point decline compared to the same periods in 2015. On an adjusted basis, operating margin declined 20 and 10 basis points for the three months and nine months ended September 30, 2016 to 3.3% and 3.4%, respectively, as compared to the same periods in 2015.
For the three and nine months ended September 30, 2016, floorplan interest expense increased 15.0% and 16.2%, respectively, as compared to the same periods in 2015. For the third quarter of 2016, the increases were primarily driven by the U.S. and U.K., due to a higher LIBOR interest rate in the U.S. and the impact of acquisitions in the U.K. when compared to 2015. For the nine months ended September 30, 2016, the increase in our consolidated floorplan interest expense was also attributable to an increase in our supply of luxury brand units during the first quarter, as our OEM partners redirected additional supply to the U.S. and U.K to offset weakness in other global markets. These increases in the U.S. and U.K. were offset by a decline in Brazil as a result of improvements in vehicle inventory management processes. Other interest expense, net increased 22.8% and 20.6% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, primarily attributable to interest incurred on our 5.25% Notes offerings. As a partial offset, the vast majority of the proceeds from the 5.25% Notes offerings were used to fund the outstanding borrowings of the Company’s acquisition line of credit, pay off certain mortgages, contribute to the Company’s floorplan offset accounts, and for general corporate purposes.
We address these items further, and other variances between the periods presented, in the “Results of Operations” section below.
Critical Accounting Policies and Accounting Estimates
The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. In particular, to evaluate the carrying value of goodwill and intangible franchise rights for impairment, we must estimate the fair market value of the net assets of each of our reporting units and our intangible franchise rights, using estimates, assumptions and unobservable inputs that require us to use our knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for our operations.
On June 23, 2016, the British Citizens voted on a referendum in favor of exiting the E.U. The majority vote in favor of Brexit has created uncertainty in the global markets and in the regulatory environment in the U.K., as well as the overall European Union. The impact on our financial results and operations may not be known for some time, but could be adverse. In addition, automotive dealers in the U.K. rely on the legislative doctrine of "Block Exemption" to govern market representation activities of competing dealers and dealer groups. To date, there has been no clear indication of how such legislation may be effected by Brexit, but a change to such legislation could be adverse. If, as a result of the clarification of any of these uncertainties, the estimates, assumptions and inputs utilized in our annual impairment test for goodwill and intangible franchise rights change or fail to materialize, the resulting decline in the estimated fair market value of such assets could result in a material non-cash impairment charge. While we are not aware of any changes in circumstances that has resulted in a decline in fair value of these assets at this time, we continue to closely monitor the situation.
We disclosed certain critical accounting policies and estimates in our 2015 Form 10-K, and no other significant changes have occurred since that time.
Results of Operations
The "Same Store" amounts presented below include the results of dealerships for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. The following table summarizes our combined Same Store results for the three and nine months ended September 30, 2016, as compared to 2015. Same Store results also include the activities of our corporate headquarters.

Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
Revenues
New Vehicle Retail	$1,476,098	(5.8)%	$1,566,527	$4,191,715	(4.2)%	$4,373,969
Used Vehicle Retail	665,275	(1.2)%	673,302	1,986,471	1.7%	1,954,206
Used Vehicle Wholesale	95,536	(1.6)%	97,082	272,485	(7.1)%	293,430
Parts and Service	303,418	2.6%	295,689	898,003	3.7%	865,549
Finance, Insurance and Other	104,547	(1.4)%	106,058	302,730	(0.2)%	303,240
Total Revenues	$2,644,874	(3.4)%	$2,738,658	$7,651,404	(1.8)%	$7,790,394
Cost of Sales
New Vehicle Retail	$1,401,406	(5.8)%	$1,488,181	$3,976,495	(4.3)%	$4,153,144
Used Vehicle Retail	620,950	(1.1)%	627,573	1,849,437	1.7%	1,817,717
Used Vehicle Wholesale	97,003	(1.7)%	98,692	272,370	(7.1)%	293,295
Parts and Service	139,052	4.3%	133,297	413,720	4.7%	395,299
Total Cost of Sales	$2,258,411	(3.8)%	$2,347,743	$6,512,022	(2.2)%	$6,659,455
Gross Profit	$386,463	(1.1)%	$390,915	$1,139,382	0.7%	$1,130,939
SG&A	$281,098	0.3%	$280,286	$835,506	2.3%	$816,735
Adjusted SG&A (1)	$280,374	—%	$280,286	$828,383	1.7%	$814,212
Depreciation and Amortization Expenses	$12,079	5.9%	$11,408	$35,798	5.2%	$34,021
Floorplan Interest Expense	$10,439	10.5%	$9,445	$31,632	10.7%	$28,567
Gross Margin
New Vehicle Retail	5.1%		5.0%	5.1%		5.0%
Total Used Vehicle	5.6%		5.7%	6.1%		6.1%
Parts and Service	54.2%		54.9%	53.9%		54.3%
Total Gross Margin	14.6%		14.3%	14.9%		14.5%
SG&A as a % of Gross Profit	72.7%		71.7%	73.3%		72.2%
Adjusted SG&A as a % of Gross Profit (1)	72.5%		71.7%	72.7%		72.0%
Operating Margin	3.1%		3.6%	3.3%		3.6%
Adjusted Operating Margin (1)	3.6%		3.6%	3.6%		3.6%
Finance and Insurance Revenues per Retail Unit Sold	$1,421	4.0%	$1,366	$1,414	2.6%	$1,378
(1)See "Non-GAAP Financial Measures" for more details.
The discussion that follows provides explanation for the variances noted above. Each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the three and nine months ended September 30, 2016 and 2015.
Our Same Store operating results as reported on a U.S. GAAP basis for the three months ended September 30, 2016 were negatively impacted by the following non-core items (on a pre-tax basis): $10.8 million of non-cash impairment charges, $0.5 million of losses related to catastrophic events and $0.3 million of foreign transaction tax. For the nine months ended September 30, 2016, our Same Store operating results as reported on a U.S. GAAP basis were negatively impacted by the following non-core items (on a pre-tax basis): $5.9 million of losses related to catastrophic events, $12.3 million of non-cash impairment charges, $0.6 million of acquisition costs, $0.8 million of net losses related to real estate and dealership transactions, and $0.3 million of foreign transaction tax. On a comparable basis, our same store operating results as reported on a U.S. GAAP basis for the three months ended September 30, 2015 were negatively impacted by the following non-core items (on a pre-tax basis): $0.8 million of non-cash impairment charges. Our same store operating results as reported on a U.S. GAAP basis for the nine months ended September 30, 2015 were impacted by the following non-core items (on a pre-tax basis): $1.3 million of non-cash impairment charges, $1.0 million charge related to vehicle inventory losses from flooding in Ho uston, Texas, a legal settlement of $1.0 million, $0.2 million in severance costs and $0.4 million loss on real estate and dealership transactions. These non-core items have been excluded from our U.S. GAAP results in the following discussion of "adjusted" results. Please see "Non-GAAP Financial Measures" for further explanation and reconciliation of the Same Store U.S. GAAP and non-GAAP data.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
Retail Unit Sales
Same Stores
U.S.	34,435	(7.9)%	37,403	97,163	(7.0)%	104,424
U.K.	5,293	1.5%	5,213	15,296	6.2%	14,408
Brazil	2,261	(30.5)%	3,254	7,265	(20.7)%	9,165
Total Same Stores	41,989	(8.5)%	45,870	119,724	(6.5)%	127,997
Transactions	3,608		1,256	10,298		3,133
Total	45,597	(3.2)%	47,126	130,022	(0.8)%	131,130
Retail Sales Revenues
Same Stores
U.S.	$1,240,952	(4.4)%	$1,297,598	$3,483,544	(3.6)%	$3,615,137
U.K.	163,396	(9.7)%	180,967	503,611	2.3%	492,424
Brazil	71,750	(18.4)%	87,962	204,560	(23.2)%	266,408
Total Same Stores	1,476,098	(5.8)%	1,566,527	4,191,715	(4.2)%	4,373,969
Transactions	111,854		34,686	346,847		94,231
Total	$1,587,952	(0.8)%	$1,601,213	$4,538,562	1.6%	$4,468,200
Gross Profit
Same Stores
U.S.	$60,920	(1.2)%	$61,638	$173,001	0.6%	$171,974
U.K.	9,559	(13.6)%	11,059	30,430	(1.2)%	30,796
Brazil	4,213	(25.4)%	5,649	11,789	(34.7)%	18,055
Total Same Stores	74,692	(4.7)%	78,346	215,220	(2.5)%	220,825
Transactions	5,743		1,146	18,090		4,528
Total	$80,435	1.2%	$79,492	$233,310	3.5%	$225,353
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,769	7.3%	$1,648	$1,781	8.1%	$1,647
U.K.	$1,806	(14.9)%	$2,121	$1,989	(6.9)%	$2,137
Brazil	$1,863	7.3%	$1,736	$1,623	(17.6)%	$1,970
Total Same Stores	$1,779	4.2%	$1,708	$1,798	4.2%	$1,725
Transactions	$1,592		$912	$1,757		$1,445
Total	$1,764	4.6%	$1,687	$1,794	4.4%	$1,719
Gross Margin
Same Stores
U.S.	4.9%		4.8%	5.0%		4.8%
U.K.	5.9%		6.1%	6.0%		6.3%
Brazil	5.9%		6.4%	5.8%		6.8%
Total Same Stores	5.1%		5.0%	5.1%		5.0%
Transactions	5.1%		3.3%	5.2%		4.8%
Total	5.1%		5.0%	5.1%		5.0%

Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
Toyota/Scion/Lexus	11,443	(6.3)%	12,214	31,896	(6.2)%	33,999
BMW/MINI	5,070	(4.7)%	5,322	14,856	(0.8)%	14,969
Ford/Lincoln	4,932	(9.3)%	5,439	14,382	(5.1)%	15,153
Honda/Acura	4,497	(13.6)%	5,205	13,317	(6.6)%	14,256
Volkswagen/Audi/Porsche	3,361	(2.5)%	3,446	8,635	0.1%	8,630
Chevrolet/GMC/Buick/Cadillac	3,342	(8.3)%	3,643	9,859	0.2%	9,840
Nissan	3,201	(10.5)%	3,575	9,059	(13.6)%	10,490
Hyundai/Kia	1,908	(20.0)%	2,384	5,725	(23.2)%	7,459
Chrysler/Dodge/Jeep/RAM	1,861	(14.0)%	2,163	5,294	(12.6)%	6,060
Mercedes-Benz/smart/Sprinter	1,707	6.6%	1,602	4,671	(2.1)%	4,770
Other	667	(23.9)%	877	2,030	(14.4)%	2,371
Total	41,989	(8.5)%	45,870	119,724	(6.5)%	127,997
In total, our Same Store new vehicle retail unit sales decreased 8.5% for the three months ended September 30, 2016, as compared to the same period in 2015. The decrease was primarily driven by decreases of 7.9% and 30.5% in our Same Store U.S. and Brazil segments, respectively. The decline in our U.S. new vehicle retail unit sales was primarily due to softness in the energy markets, as well as an overall decline in new vehicle retail demand in the industry. For the three months ended September 30, 2016, our unit sales in our energy-dependent markets of Texas and Oklahoma were down 10.4% and 17.7% respectively, when compared to the same period a year ago as a result of depressed oil prices. Overall, the U.S. seasonally adjusted annual selling rate declined 1.7% from 18.0 million units in September 2015 to 17.7 million units in September 2016, and has declined from an average of 17.7 million units for the three months ended September 30, 2015 to 17.5 million units for the three months ended September 30, 2016. In addition, our U.S. operating team has placed a heightened focus on improving new vehicle margins, resulting in lower unit sales volumes. The 30.5% decline in our Same Store new vehicle retail unit sales in Brazil reflected the decrease in total Brazil industry sales, as well as the continued local economic challenges. Partially offsetting the declines in the U.S. and Brazil was a 1.5% increase in our U.K. Same Store new vehicle retail unit sales for the three months ended September 30, 2016 compared to a year ago. During the third quarter of 2016, the U.K. experienced more volatility than normal following the Brexit vote, however industry results for the month of September 2016 increased 1.6% over 2015 levels. For the quarter ended September 30, 2016, U.K. industry sales increased 1.4% as compared to the same period last year. The increase of 1.5% in our U.K new vehicle retail units sales reflects growth of 6.9% in our BMW/MINI brands and 2.0% in our Audi brands for the three months ended September 30, 2016 as compared to the same period last year, primarily due to enhanced sales processes, as well as an increase in overall U.K. industry sales. For the nine months ended September 30, 2016, as compared to the same period in 2015, total Same Store new vehicle retail unit sales decreased 6.5%, primarily driven by decreases of 7.0% in the U.S. and 20.7% in Brazil, partially offset by a 6.2% increase in the U.K., where industry sales reached a record level surpassing 2.0 million registrations in the first nine months of 2016, which was an increase of 2.6% over last year.
Our total Same Store revenues from new vehicle retail sales revenue decreased 5.8% for the three months ended September 30, 2016, as compared to the same period in 2015, reflecting declines in all of our segments. The 4.4% decrease in U.S. Same Store new vehicle revenue was primarily due to the decline in new vehicle retail units of 7.9%, which was partially offset by a 3.9% increase in the average new vehicle retail sales price to $36,038. The increase in U.S. Same Store average new vehicle retail sales price was primarily due to a mix shift in sales from cars to trucks, generally driven by lower gas prices. For the third quarter of 2016, U.S. Same Store new vehicle retail truck sales represented 55.9% of total Same Store new vehicle retail units sold, as compared to 51.3% for the same period last year. Our U.K. Same Store new vehicle revenues decreased 9.7% for the three months ended September 30, 2016, as compared to the same period last year, explained by the change in exchange rate between the periods. On a constant currency basis, our U.K. Same Store new vehicle retail revenues increased 6.1% for the third quarter of 2016, primarily as a result of the increase in new vehicle retail units and a 4.5% increase in the average new vehicle retail sales price when compared to 2015 on a constant currency basis. Our Brazil Same Store new vehicle retail sales revenue decreased 18.4% for the three months ended September 30, 2016, reflecting a 30.5% decline in new vehicle retail units partially offset by a 17.4% increase in the average new vehicle retail sales price as compared to last year. For the nine months ended September 30, 2016, as compared to the same period a year ago, total Same Store new vehicle sales revenue declined by 4.2%, primarily driven by a 3.6% decrease in the U.S. and a 23.2% decrease in Brazil. The decreases in new vehicle sales revenues in the U.S. and Brazil primarily relate to a decrease of 7.0% and 20.7% in new vehicle retail units, respectively. The decrease in our total Same Store new vehicle retail sales revenue was partially offset by a 2.3% increase in the U.K., reflecting a 6.2% increase in new vehicle retail units sold. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Our total Same Store new vehicle gross profit decreased 4.7% for the three months ended September 30, 2016, as compared to the same period in 2015, reflecting declines in all of our segments. In the U.S., Same Store new vehicle gross profit decreased 1.2%, explained by a the 7.9% decrease is new vehicle retail units, partially offset by a 7.3% increase in gross profit PRU to $1,769 as a result of our operating team's disciplined new vehicle pricing that focused on increasing gross profit per retail unit. Our Same Store new vehicle gross profit in the U.K. decreased 13.6%, primarily due to the decrease in gross profit PRU of 14.9% to $1,806. Both of which can be explained by the change in the currency exchange rates between periods. On a constant currency basis, our Same Store U.K. gross profit increased 1.3% and gross profit PRU remained relatively flat, as compared to the same period in 2015. In Brazil, Same Store new vehicle gross profit declined 25.4% for the three months ended September 30, 2016. The decrease in gross profit in Brazil is primarily explained by the 30.5% decline in new units sold, partially offset by an increase of 7.3% in gross profit PRU to $1,863. Our total Same Store new vehicle gross margin for the three months ended September 30, 2016, as compared to the same period in 2015, increased 10 basis points from 5.0% to 5.1%. For the nine months ended September 30, 2016, as compared to the same period a year ago, total Same Store gross new vehicle profit decreased by 2.5%, driven by a decrease of 34.7% in Brazil coupled with a 1.2% decrease in the U.K., and partially offset by an increase of 0.6% in the U.S. For the nine months ended September 30, 2016, our total Same Store new vehicle gross margin increased 10 basis points to 5.1%, as compared to 5.0% in the same period in 2015.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the three months ended September 30, 2016 and 2015 was $13.0 million and $13.5 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, consolidated manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 90.0% in the first quarter of 2014 to 139.9% in the third quarter of 2015. In total, manufacturers' interest assistance was 116.6% of floorplan interest expense in the third quarter of 2016. And, in the U.S., manufacturers' interest assistance was 128.5% of floorplan interest expense in the third quarter of 2016.
We decreased our new vehicle inventory levels by $96.7 million, or 7.7%, from $1,262.8 million as of December 31, 2015 to $1,166.1 million as of September 30, 2016 as a result of our focus on inventory management in response to an over-supply of inventory in some of our luxury brands as of December 31, 2015.  During the fourth quarter of 2015, our supply of luxury brand units, such as Mercedes-Benz and BMW, increased as our OEM partners redirected additional supply to the U.S. and U.K to offset weakness in other global markets. As compared to September 30, 2015, our inventory levels have increased by $23.7 million, or 2.1%, primarily due to the acquisition of additional dealerships. Additionally, several manufacturers have issued stop sales of a number of vehicle models due to recall campaigns that has contributed to an increase in our new vehicle inventory. Our consolidated days' supply of new vehicle inventory was 59 days as of September 30, 2016, which is down from 67 days as of December 31, 2015 and down from 61 days as of September 30, 2015.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
Retail Unit Sales
Same Stores
U.S.	26,915	(0.9)%	27,164	79,587	1.7%	78,292
U.K.	3,702	3.4%	3,582	11,413	5.1%	10,863
Brazil	950	(9.1)%	1,045	3,312	12.3%	2,948
Total Same Stores	31,567	(0.7)%	31,791	94,312	2.4%	92,103
Transactions	1,445		700	4,442		1,810
Total	33,012	1.6%	32,491	98,754	5.2%	93,913
Retail Sales Revenues
Same Stores
U.S.	$567,275	0.3%	$565,381	$1,670,922	2.6%	$1,628,417
U.K.	79,243	(11.3)%	89,321	261,228	(3.1)%	269,629
Brazil	18,757	0.8%	18,600	54,321	(3.3)%	56,160
Total Same Stores	665,275	(1.2)%	673,302	1,986,471	1.7%	1,954,206
Transactions	37,345		14,335	120,098		38,918
Total	$702,620	2.2%	$687,637	$2,106,569	5.7%	$1,993,124
Gross Profit
Same Stores
U.S.	$38,719	(4.1)%	$40,358	$120,081	0.1%	$119,995
U.K.	4,189	(9.6)%	4,632	13,795	(2.6)%	14,163
Brazil	1,417	91.7%	739	3,158	35.5%	2,331
Total Same Stores	44,325	(3.1)%	45,729	137,034	0.4%	136,489
Transactions	1,643		853	6,399		2,274
Total	$45,968	(1.3)%	$46,582	$143,433	3.4%	$138,763
Gross Profit per Unit Sold
Same Stores
U.S.	$1,439	(3.2)%	$1,486	$1,509	(1.6)%	$1,533
U.K.	$1,132	(12.5)%	$1,293	$1,209	(7.3)%	$1,304
Brazil	$1,492	111.0%	$707	$954	20.6%	$791
Total Same Stores	$1,404	(2.4)%	$1,438	$1,453	(2.0)%	$1,482
Transactions	$1,137		$1,219	$1,441		$1,256
Total	$1,392	(2.9)%	$1,434	$1,452	(1.8)%	$1,478
Gross Margin
Same Stores
U.S.	6.8%		7.1%	7.2%		7.4%
U.K.	5.3%		5.2%	5.3%		5.3%
Brazil	7.6%		4.0%	5.8%		4.2%
Total Same Stores	6.7%		6.8%	6.9%		7.0%
Transactions	4.4%		6.0%	5.3%		5.8%
Total	6.5%		6.8%	6.8%		7.0%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
Wholesale Unit Sales
Same Stores
U.S.	10,887	(4.0)%	11,340	30,367	(7.0)%	32,651
U.K.	2,824	1.2%	2,791	8,884	2.3%	8,682
Brazil	304	1.3%	300	760	(23.8)%	998
Total Same Stores	14,015	(2.9)%	14,431	40,011	(5.5)%	42,331
Transactions	1,012		495	3,066		1,162
Total	15,027	0.7%	14,926	43,077	(1.0)%	43,493
Wholesale Sales Revenues
Same Stores
U.S.	$73,940	3.8%	$71,204	$200,066	(4.6)%	$209,686
U.K.	20,785	(16.4)%	24,859	70,361	(10.6)%	78,692
Brazil	811	(20.4)%	1,019	2,058	(59.3)%	5,052
Total Same Stores	95,536	(1.6)%	97,082	272,485	(7.1)%	293,430
Transactions	8,682		3,401	29,604		8,756
Total	$104,218	3.7%	$100,483	$302,089	—%	$302,186
Gross Profit
Same Stores
U.S.	$(1,460)	9.0%	$(1,605)	$(372)	(346.4)%	$151
U.K.	(66)	9.6%	(73)	346	190.1%	(384)
Brazil	59	(13.2)%	68	141	(61.7)%	368
Total Same Stores	(1,467)	8.9%	(1,610)	115	(14.8)%	135
Transactions	(392)		(225)	(577)		(225)
Total	$(1,859)	(1.3)%	$(1,835)	$(462)	(413.3)%	$(90)
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$(134)	5.6%	$(142)	$(12)	(340.0)%	$5
U.K.	$(23)	11.5%	$(26)	$39	188.6%	$(44)
Brazil	$194	(14.5)%	$227	$186	(49.6)%	$369
Total Same Stores	$(105)	6.3%	$(112)	$3	—%	$3
Transactions	$(387)		$(455)	$(188)		$(194)
Total	$(124)	(0.8)%	$(123)	$(11)	(450.0)%	$(2)
Gross Margin
Same Stores
U.S.	(2.0)%		(2.3)%	(0.2)%		0.1%
U.K.	(0.3)%		(0.3)%	0.5%		(0.5)%
Brazil	7.3%		6.7%	6.9%		7.3%
Total Same Stores	(1.5)%		(1.7)%	—%		—%
Transactions	(4.5)%		(6.6)%	(1.9)%		(2.6)%
Total	(1.8)%		(1.8)%	(0.2)%		—%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
Used Vehicle Unit Sales
Same Stores
U.S.	37,802	(1.8)%	38,504	109,954	(0.9)%	110,943
U.K.	6,526	2.4%	6,373	20,297	3.8%	19,545
Brazil	1,254	(6.8)%	1,345	4,072	3.2%	3,946
Total Same Stores	45,582	(1.4)%	46,222	134,323	(0.1)%	134,434
Transactions	2,457		1,195	7,508		2,972
Total	48,039	1.3%	47,417	141,831	3.2%	137,406
Sales Revenues
Same Stores
U.S.	$641,215	0.7%	$636,585	$1,870,988	1.8%	$1,838,103
U.K.	100,028	(12.4)%	114,180	331,589	(4.8)%	348,321
Brazil	19,568	(0.3)%	19,619	56,379	(7.9)%	61,212
Total Same Stores	760,811	(1.2)%	770,384	2,258,956	0.5%	2,247,636
Transactions	46,027		17,736	149,702		47,674
Total	$806,838	2.4%	$788,120	$2,408,658	4.9%	$2,295,310
Gross Profit
Same Stores
U.S.	$37,259	(3.9)%	$38,753	$119,709	(0.4)%	$120,146
U.K.	4,123	(9.6)%	4,559	14,141	2.6%	13,779
Brazil	1,476	82.9%	807	3,299	22.2%	2,699
Total Same Stores	42,858	(2.9)%	44,119	137,149	0.4%	136,624
Transactions	1,251		628	5,822		2,049
Total	$44,109	(1.4)%	$44,747	$142,971	3.1%	$138,673
Gross Profit per Unit Sold
Same Stores
U.S.	$986	(2.0)%	$1,006	$1,089	0.6%	$1,083
U.K.	$632	(11.6)%	$715	$697	(1.1)%	$705
Brazil	$1,177	96.2%	$600	$810	18.4%	$684
Total Same Stores	$940	(1.6)%	$955	$1,021	0.5%	$1,016
Transactions	$509		$526	$775		$689
Total	$918	(2.8)%	$944	$1,008	(0.1)%	$1,009
Gross Margin
Same Stores
U.S.	5.8%		6.1%	6.4%		6.5%
U.K.	4.1%		4.0%	4.3%		4.0%
Brazil	7.5%		4.1%	5.9%		4.4%
Total Same Stores	5.6%		5.7%	6.1%		6.1%
Transactions	2.7%		3.5%	3.9%		4.3%
Total	5.5%		5.7%	5.9%		6.0%
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
Our total Same Store used vehicle retail revenues decreased $8.0 million, or 1.2%, for the three months ended September 30, 2016, as compared to the same period in 2015, reflecting a 0.7% decrease in total Same Store used vehicle retail unit sales, coupled with a 0.5% decrease in average used vehicle retail selling price to $21,075. In the U.S., Same Store used vehicle retail revenues increased $1.9 million, or 0.3%, reflecting a 1.3%, or $263, increase in the average used vehicle retail sales price that was partially offset by a 0.9% decrease in Same Store used vehicle retail unit sales. As a percentage of U.S. Same Store used vehicle retail unit sales, CPO units increased 40 basis points to 26.1% for the third quarter of 2016, as compared to 25.7% for the same period in 2015. In the U.K., Same Store used vehicle retail revenues decreased 11.3% for the quarter ended September 30, 2016. This decline can be more than explained by a change in exchange rates as on a constant currency basis, our U.K. Same Store used vehicle retail revenue increased 4.7%, driven by a 3.4% increase in Same Store used vehicle retail unit sales and a 1.3% increase in the average used vehicle retail sales price. In Brazil, for the three months ended September 30, 2016, Same Store used vehicle retail revenues were up 0.8%, reflecting a 10.9% increase in the average used vehicle retail selling price (2.8% on a constant currency basis) and the impact of the change in exchange rates between periods. On a constant currency basis, Same Store used vehicle revenues in Brazil were down 6.5%, primarily reflecting a 9.1% decrease in Same Store used vehicle retail units. For the nine months ended September 30, 2016, our total Same Store used vehicle retail revenues improved 1.7%, primarily as a result of a 2.4% increase in used vehicle retail unit sales. This improvement reflects an increased focus by our operations team and enhanced processes that are being implemented. Our total Same Store average used vehicle retail sales price for the nine months of 2016 remained relatively flat as compared to last year.
In total, our Same Store used vehicle retail total gross profit for the three months ended September 30, 2016 decreased 3.1%, as compared to the same period in 2015, reflecting declines in the U.S. and U.K. segments that were partially offset by improvements in Brazil. In the U.S., Same Store used vehicle gross profit decreased by 4.1%, driven by a decline in Same Store used vehicle gross profit PRU of 3.2%, or $47, coupled with a decrease in Same Store used vehicle retail unit sales of 0.9%. In the U.K., Same Store used vehicle retail gross profit declined 9.6%, reflecting a 12.5% decrease in Same Store gross profit PRU that was partially offset by a 3.4% improvement in Same Store used vehicle retail unit sales. These declines in the U.K. can be explained by the change in exchange rates between periods as, on a constant currency basis, Same Store used vehicle retail gross profit and used vehicle gross profit PRU in the U.K. improved 6.8% and 3.4%, respectively. The increases in the U.K. were primarily a result of improving industry conditions and a strong performance by our operating teams. In Brazil, the increase of 91.7% in Same Store used vehicle retail gross profit resulted from a $785, or 111.0%, increase in Same Store used vehicle retail gross profit PRU that was partially offset by a 9.1% decrease in Same Store used vehicle retail unit sales . The improvement in Brazil is primarily a result of increased focus on used vehicles and the implementation of new and improved sales processes by our local operating team. For the nine months ended September 30, 2016, as compared to the same period in 2015, total Same Store used vehicle retail gross profit increased 0.4%, driven by a 2.4% increase in Same Store used vehicle retail units that was partially offset by a 2.0% decrease in Same Store used vehicle gross profit PRU.
During the three months ended September 30, 2016, total Same Store wholesale used vehicle revenue decreased 1.6%, as compared to the same period in 2015, driven by declines in the U.K. and the Brazil segments and partially offset by increases in our U.S. business. In the U.S., the 3.8% increase in Same Store wholesale used vehicle revenue for the three months ended September 30, 2016 was the result of an 8.2% increase in used vehicle wholesale average sales price that was partially offset by a 4.0% decline in Same Store wholesale used vehicle unit sales. The increase in our average used vehicle wholesale sales price reflects the improvement in used vehicle market prices. The Manheim Index for the third quarter of 2016 increased 2.0% as compared to the same period last year. The decline in U.S. used vehicle wholesale unit sales volume was driven by lower used vehicle trade-in activity associated with lower new vehicle unit sales volume during the third quarter of 2016, particularly in our energy driven markets. In the U.K., Same Store used vehicle wholesale revenue declined 16.4%. On a constant currency basis, Same Store used vehicle wholesale sales declined 1.4%, reflecting a 2.5% decrease in Same Store used vehicle wholesale average sales price that was partially offset by a 1.2% increase in Same Store used vehicle wholesale units. In Brazil, Same Store used vehicle wholesale revenue declined 20.4% as a result of a decrease in Same Store used vehicle wholesale average sales price of 21.5% that was partially offset by a 1.3% increase in Same Store wholesale used vehicle unit sales. This decline in our wholesale business in Brazil reflects a strategic decision to retail more of our trade-in units. For the nine months ended September 30, 2016, as compared to the same period in 2015, Same Store used vehicle wholesale revenue decreased 7.1%, driven by a 5.5% decline in Same Store used vehicle wholesale unit sales coupled with a 1.8% decline in Same Store average used vehicle wholesale sales price.
Our total Same Store used vehicle wholesale gross profit increased 8.9% from a loss of $1.6 million for the three months ended September 30, 2015 to a loss of $1.5 million for the comparable period in 2016. This increase was driven by a 6.3%, or $7, increase in our Same Store used vehicle wholesale gross profit per unit from a loss of $112 per unit for the three months ended September 30, 2015 to a loss of $105 per unit for the same period this year, coupled with a decrease in total Same Store used vehicle wholesale units of 2.9%. In the U.S., used vehicle wholesale gross profit increased 9.0% for the three months ended September 30, 2016, primarily as a result of a 5.6% increase in wholesale gross profit per unit coupled with a 4.0% decline in used vehicle wholesale units in 2016 as compared to the same period in 2015. The increase in profitability corresponds with a 2.0% increase in the average used vehicle market prices during the third quarter of 2016 as reflected in the Manheim index. In the U.K., the 9.6% increase in Same Store used vehicle wholesale gross profit was driven by the change in exchange rates between periods. In Brazil, the decline in Same Store used vehicle wholesale gross profit of 13.2% was driven by a decrease in Same Store used vehicle wholesale gross profit per unit of 14.5%. For the nine months ended September 30,

2016, our total Same Store used vehicle wholesale gross profit decreased 14.8%, driven by a 5.5% decrease in used vehicle wholesale unit sales as the used vehicle wholesale gross profit per unit remained flat as compared to the same period in 2015.
As of September 30, 2016, we increased our used vehicle inventory levels by $39.8 million, or 14.4%, from December 31, 2015 and by $20.0 million, or 6.8%, from September 30, 2015 to $315.3 million, primarily reflecting improved used vehicle sales. This increase in inventory levels also reflects the impact of the stop sale instructions from various OEMs primarily associated with Takata airbag recalls. At September 30, 2016, we had approximately 500 used vehicle units in our U.S. inventory on stop sale awaiting completion of repairs. Our consolidated days' supply of used vehicle inventory increased to 34 days, as of September 30, 2016, as compared to 33 days as of December 31, 2015 and September 30, 2015.
Parts and Service Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
Parts and Services Revenue
Same Stores
U.S.	$267,909	3.4%	$258,996	$788,935	4.7%	$753,477
U.K.	23,952	(8.6)%	26,193	76,063	(1.2)%	76,983
Brazil	11,557	10.1%	10,500	33,005	(5.9)%	35,089
Total Same Stores	303,418	2.6%	295,689	898,003	3.7%	865,549
Transactions	16,258		7,868	52,338		23,390
Total	$319,676	5.3%	$303,557	$950,341	6.9%	$888,939
Gross Profit
Same Stores
U.S.	$146,738	2.4%	$143,344	$429,838	4.2%	$412,640
U.K.	13,246	(9.0)%	14,554	42,001	(0.8)%	42,344
Brazil	4,382	(2.5)%	4,494	12,444	(18.5)%	15,266
Total Same Stores	164,366	1.2%	162,392	484,283	3.0%	470,250
Transactions	9,048		4,072	28,905		12,109
Total	$173,414	4.2%	$166,464	$513,188	6.4%	$482,359
Gross Margin
Same Stores
U.S.	54.8%		55.3%	54.5%		54.8%
U.K.	55.3%		55.6%	55.2%		55.0%
Brazil	37.9%		42.8%	37.7%		43.5%
Total Same Stores	54.2%		54.9%	53.9%		54.3%
Transactions	55.7%		51.8%	55.2%		51.8%
Total	54.2%		54.8%	54.0%		54.3%
Our total Same Store parts and service revenues increased $7.7 million, or 2.6%, to $303.4 million for the three months ended September 30, 2016, as compared to the same period in 2015, primarily driven by growth in the U.S. and Brazil, partially offset by a decline in our U.K. business. For the three months ended September 30, 2016, our U.S. Same Store parts and service revenue increased 3.4%, or $8.9 million, reflecting a 3.5% increase in customer-pay parts and service revenue, a 5.1% increase in warranty parts and service revenues, a 3.2% increase in collision revenue, and a 2.0% increase in wholesale parts revenues, when compared to the same period in 2015. The growth in customer-pay parts and service revenue was supported by the continued progress we are making in adding service technicians and expanding shop capacity where applicable. The increase in warranty parts and service revenue was primarily driven by high volume recall campaigns within our Honda, General Motors, Nissan, Toyota, Mercedes-Benz, and Ford brands that occurred during the third quarter of 2016. The increase in collision revenue was primarily attributable to strategic initiatives that continue to enhance our operational processes, the addition of technicians to add operating capacity and the expansion of direct repair programs with insurance companies. The increase in wholesale parts revenues was primarily due to increased focus and better overall management of this portion of our business in a few key markets. Our total Same Store parts and service revenue improved $32.5 million, or 3.7%, to $898.0 million for the nine months ended September 30, 2016, as compared to the same period in 2015, primarily reflecting an increase in the U.S. that was partially offset by a decrease in our U.K. and Brazil businesses. For the nine months ended September 30, 2016, our U.S. same store parts and service revenues improved 4.7%, primarily as a result of a 4.4% increase in customer-pay parts and ser vice revenues, a 5.7% increase in warranty parts and service revenues, a 4.3% increase in wholesale parts revenues, and a 4.8% increase in collision revenues.
Our U.K. Same Store parts and service revenues decreased 8.6%, or $2.2 million, for the three months ended September 30, 2016, as compared to the same period in 2015. This decline can be more than explained by a change in exchange rates. On a constant currency basis, we realized a 7.9% improvement in our Same Store parts and service revenues, driven by an increase of 12.3% in our warranty parts and service revenue, a 4.6% increase in our customer-pay parts and service revenue, a 9.2% increase in our wholesale parts revenue, and a 13.1% increase in our collision revenue . The increases in customer-pay parts and service, collision and wholesale parts revenues are mainly attributable to the implementation of management initiatives designed to enhance processes and increase productivity. Additionally, we grew our warranty parts and service revenue, primarily due to an increase in high volume recalls within our BMW and Audi brands that occurred during the third quarter of 2016. For the nine months ended September 30, 2016 as compared to the same period in 2015, our U.K. same store parts and service revenues decreased 1.2%, which is more than explained by the decline in exchange rates between periods. On a constant currency basis, our U.K. Same Store parts and service revenues increased 8.7%, as we generated improvements in customer-pay, warranty parts and service, wholesale parts, and collision revenues when compared to the same period a year ago.
Our Same Store parts and service revenues in Brazil increased 10.1%, or $1.1 million, for the three months ended September 30, 2016, compared to the same period 2015. The increase in Brazil Same Store parts and service revenues was driven by a 32.2% increase in our collision revenue, a 5.5% increase in customer-pay parts and service revenue, and a 10.4% increase in warranty parts and service revenue. For the nine months ended September 30, 2016, our Brazil Same Store parts and service revenues declined 5.9% due to the change in exchange rates between periods. On a constant currency basis, our Brazil Same Store parts and service revenues increased 6.5%, as we experienced improvements in customer-pay, warranty parts and service, wholesale parts, and collision revenues when compared to the same period a year ago.
Our total Same Store parts and service gross profit for the three months ended September 30, 2016 increased 1.2%, as compared to the same period in 2015. This increase in gross profit was driven by an increase of 2.4% in the U.S., partially offset by declines of 9.0% and 2.5% in the U.K. and Brazil, respectively. The increase in the U.S. was driven by increases in our customer-pay, warranty, and collision businesses. The decline in the U.K. can be explained by the change in the currency rates, as U.K. Same Store parts and service gross profit increased 7.4% on a constant currency basis. This increase reflects increases in each portion our U.K. parts and service business. For the nine months ended September 30, 2016, our total Same Store gross profit increased 3.0%, as compared to the same period a year ago, primarily driven by an increase of 4.2% in the U.S., and partially offset by a 0.8% and a 18.5% decrease in the U.K. and Brazil, respectively. The increase in the U.S. was driven by our customer-pay, warranty, and collision business. The decline in the U.K. was more than explained by the change in the exchange rates between periods. On a constant currency basis, the U.K. Same Store parts and service gross profit increased by 9.1%, reflecting increases in all portions of our parts and service business. In Brazil, on a constant currency basis, Same Store parts and service gross profit declined by 7.4%, reflecting a mix shift away from our customer-pay parts and service towards warranty parts and service that generates lower margins on a relative basis.
For the three months ended September 30, 2016, our total Same Store parts and service gross margin declined 70 basis points, as compared to the same period in 2015. This decrease was driven by a 50 basis-point decrease in the U.S., primarily driven by lower margin, parts-intensive, warranty campaigns in 2016 as compared to higher margin, labor-intensive warranty campaigns in 2015. This mix shift was coupled with a decrease in internal work between the parts and service departments of our dealerships and the new and used vehicle departments as a result of a decline in total retail vehicle sales volumes for the third quarter of 2016 as compared to the same period in 2015. For the nine months ended September 30, 2016, our total Same Store parts and service gross margin declined 40 basis points, compared to the same periods in 2015. This decline was driven by our U.S. Same Store parts and service gross margin which declined by 30 basis-points due to the increase in parts-intensive warranty campaigns.
Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
Retail New and Used Unit Sales
Same Stores
U.S.	61,350	(5.0)%	64,567	176,750	(3.3)%	182,716
U.K.	8,995	2.3%	8,795	26,709	5.7%	25,271
Brazil	3,211	(25.3)%	4,299	10,577	(12.7)%	12,113
Total Same Stores	73,556	(5.3)%	77,661	214,036	(2.8)%	220,100

Transactions	5,053		1,956	14,740		4,943
Total	78,609	(1.3)%	79,617	228,776	1.7%	225,043
Retail Finance Fees
Same Stores
U.S.	$30,994	(2.5)%	$31,781	$90,464	0.1%	$90,361
U.K.	3,550	(2.0)%	3,622	11,384	8.5%	10,494
Brazil	454	13.2%	401	1,093	(17.5)%	1,325
Total Same Stores	34,998	(2.3)%	35,804	102,941	0.7%	102,180
Transactions	1,765		725	5,607		1,933
Total	$36,763	0.6%	$36,529	$108,548	4.3%	$104,113
Vehicle Service Contract Fees
Same Stores
U.S.	$37,529	(2.2)%	$38,385	$107,121	(2.5)%	$109,900
U.K.	154	(24.9)%	205	374	(33.1)%	559
Brazil	—	—%	—	—	—%	—
Total Same Stores	37,683	(2.4)%	38,590	107,495	(2.7)%	110,459
Transactions	259		292	1,004		745
Total	$37,942	(2.4)%	$38,882	$108,499	(2.4)%	$111,204
Insurance and Other
Same Stores
U.S.	$28,286	(0.4)%	$28,411	$81,298	0.6%	$80,779
U.K.	2,383	5.3%	2,264	7,428	16.8%	6,358
Brazil	1,197	21.0%	989	3,568	3.0%	3,464
Total Same Stores	31,866	0.6%	31,664	92,294	1.9%	90,601
Transactions	2,139		604	7,078		1,536
Total	$34,005	5.4%	$32,268	$99,372	7.9%	$92,137
Total Finance and Insurance Revenues
Same Stores
U.S.	$96,809	(1.8)%	$98,577	$278,883	(0.8)%	$281,040
U.K.	6,087	(0.1)%	6,091	19,186	10.2%	17,411
Brazil	1,651	18.8%	1,390	4,661	(2.7)%	4,789
Total Same Stores	104,547	(1.4)%	106,058	302,730	(0.2)%	303,240
Transactions	4,163		1,621	13,689		4,214
Total	$108,710	1.0%	$107,679	$316,419	2.9%	$307,454
Finance and Insurance Revenues per Retail Unit Sold
Same Stores
U.S.	$1,578	3.3%	$1,527	$1,578	2.6%	$1,538
U.K.	$677	(2.3)%	$693	$718	4.2%	$689
Brazil	$514	59.1%	$323	$441	11.6%	$395
Total Same Stores	$1,421	4.0%	$1,366	$1,414	2.6%	$1,378
Transactions	$824		$829	$929		$853
Total	$1,383	2.3%	$1,352	$1,383	1.2%	$1,366
Our total Same Store finance and insurance revenues decreased $1.5 million, or 1.4%, to $104.5 million, for the three months ended September 30, 2016, as compared to the same period in 2015, driven by a decline in the U.S., slightly offset by an improvement in Brazil. Our U.S. Same Store finance and insurance revenue declined $1.8 million, or 1.8%, primarily due to the 5.0% decrease in total vehicle retail unit sales volume coupled with an increase in our overall chargeback experience. As a partial offset, the U.S. experienced increases in income per contract, as well as penetration rates for most of our major U.S. product offerings. In the U.K., our Same Store finance and insurance revenues remained relatively flat for the three months ended September 30, 2016, as a 2.3% increase in new and used vehicle retail unit sales volume coupled with an increase in penetration rates and income per contract on many of our product offerings was offset by the impact of the change in exchange rates between periods. On a constant currency basis, our U.K. Same Store finance and insurance revenue increased 17.6% as compared to the same period in 2015. Our Brazil Same Store finance and insurance revenue increased $0.3 million, or 18.8%, for the three months ended September 30, 2016. On a PRU basis, our total Same Store finance and insurance revenues improved 4.0% for the quarter ended September 30, 2016, to $1,421. This improvement can be explained by increas es in the U.S. and Brazil of 3.3% and 59.1%, respectively, as compared to the same period in 2015. These increases were partially offset by a 2.3% decline in the U.K. that can be explained by the change of exchange rates between periods. On a constant currency basis, our Same Store finance and insurance revenues PRU in the U.K. increased 15.0%.
Our total Same Store finance and insurance revenues remained relatively flat for the nine months ended September 30, 2016, as compared to the same period in 2015, as a 10.2% increase in the U.K. was offset by a 0.8% and 2.7% decline in the U.S. and Brazil, respectively. Our U.S. Same Store finance and insurance revenue declined $2.2 million, or 0.8% for the nine months ended September 30, 2016, primarily due to a 3.3% decrease in new and used retail sales volumes and an increase in our chargeback expense that was partially offset by increases in penetration rates and income per contract for some of our major U.S. product offerings. Our U.K. Same Store finance and insurance revenues improved by $1.8 million, or 10.2%, for the nine months ended September 30, 2016, as compared to the same period in 2015. The improvement was primarily driven by a 5.7% increase in total retail sales and increases in our penetration rates and income per contract that was partially offset by the change in exchange rates between periods. Our Same Store finance and insurance revenues in Brazil decreased 2.7%, or $0.1 million, for the nine months ended September 30, 2016, as compared to the same period a year ago. This decline was driven by the change in currency rates between periods as, on a constant currency basis, Same Store finance and insurance revenues in Brazil increased 9.8%. For the nine months ended September 30, 2016, our total Same Store revenues PRU increased 2.6% to $1,414, as compared to the same period in 2015, reflecting improvements in all our segments.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
Personnel
Same Stores
U.S.	$155,648	1.4%	$153,557	$460,498	3.1%	$446,838
U.K.	15,753	(6.0)%	16,757	49,690	1.0%	49,211
Brazil	6,463	16.9%	5,528	17,212	(5.5)%	18,206
Total Same Stores	177,864	1.1%	175,842	527,400	2.6%	514,255
Transactions	9,606		4,684	30,281		13,491
Total	$187,470	3.8%	$180,526	$557,681	5.7%	$527,746
Advertising
Same Stores
U.S.	$17,679	0.1%	$17,660	$50,332	(0.4)%	$50,516
U.K.	1,097	(12.0)%	1,246	3,254	(4.1)%	3,393
Brazil	408	37.4%	297	974	(3.6)%	1,010
Total Same Stores	19,184	(0.1)%	19,203	54,560	(0.7)%	54,919
Transactions	801		605	1,970		1,512
Total	$19,985	0.9%	$19,808	$56,530	0.2%	$56,431
Rent and Facility Costs
Same Stores
U.S.	$20,285	(2.8)%	$20,859	$61,680	1.5%	$60,784
U.K.	2,033	(17.6)%	2,466	6,827	(9.0)%	7,502
Brazil	2,150	8.4%	1,984	6,133	(10.9)%	6,885
Total Same Stores	24,468	(3.3)%	25,309	74,640	(0.7)%	75,171
Transactions	2,674		1,667	8,672		4,687
Total	$27,142	0.6%	$26,976	$83,312	4.3%	$79,858
Other SG&A
Same Stores
U.S.	$49,793	(0.4)%	$49,980	$150,144	5.4%	$142,508
U.K.	6,705	(12.5)%	7,661	21,097	(1.6)%	21,440
Brazil	3,084	34.6%	2,291	7,665	(9.2)%	8,442
Total Same Stores	59,582	(0.6)%	59,932	178,906	3.8%	172,390
Transactions	4,827		1,770	15,263		4,625
Total	$64,409	4.4%	$61,702	$194,169	9.7%	$177,015

Total SG&A
Same Stores
U.S.	$243,405	0.6%	$242,056	$722,654	3.1%	$700,646
U.K.	25,588	(9.0)%	28,130	80,868	(0.8)%	81,546
Brazil	12,105	19.9%	10,100	31,984	(7.4)%	34,543
Total Same Stores	281,098	0.3%	280,286	835,506	2.3%	816,735
Transactions	17,908		8,726	56,186		24,315
Total	$299,006	3.5%	$289,012	$891,692	6.0%	$841,050
Total Gross Profit
Same Stores
U.S.	$341,726	(0.2)%	$342,312	$1,001,431	1.6%	$985,800
U.K.	33,015	(9.0)%	36,263	105,758	1.4%	104,330
Brazil	11,722	(5.0)%	12,340	32,193	(21.1)%	40,809
Total Same Stores	386,463	(1.1)%	390,915	1,139,382	0.7%	1,130,939
Transactions	20,205		7,467	66,506		22,900
Total	$406,668	2.1%	$398,382	$1,205,888	4.5%	$1,153,839
SG&A as a % of Gross Profit
Same Stores
U.S.	71.2%		70.7%	72.2%		71.1%
U.K.	77.5%		77.6%	76.5%		78.2%
Brazil	103.3%		81.9%	99.4%		84.6%
Total Same Stores	72.7%		71.7%	73.3%		72.2%
Transactions	88.6%		116.9%	84.5%		106.2%
Total	73.5%		72.5%	73.9%		72.9%
Adjusted Total SG&A (1)
Same Stores
U.S.	$242,955	0.4%	$242,056	$716,366	2.6%	$698,331
U.K.	25,588	(9.0)%	28,130	80,307	(1.3)%	81,338
Brazil	11,831	17.1%	10,100	31,710	(8.2)%	34,543
Total Same Stores	280,374	—%	280,286	828,383	1.7%	814,212
Transactions	19,084		8,726	58,056		25,731
Total	$299,458	3.6%	$289,012	$886,439	5.5%	$839,943
Adjusted SG&A as a % of Gross Profit (1)
Same Stores
U.S.	71.1%		70.7%	71.5%		70.8%
U.K.	77.5%		77.6%	75.9%		78.0%
Brazil	100.9%		81.9%	98.5%		84.6%
Total Same Stores	72.5%		71.7%	72.7%		72.0%
Transactions	94.5%		116.9%	87.3%		112.4%
Total	73.6%		72.5%	73.5%		72.8%

Employees	12,750		12,800	12,750		12,800
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
Our total Same Store personnel costs increased $2.0 million, or 1.1%, for the three months ended September 30, 2016, as compared to the same period in 2015, primarily as a result of increases of 1.4% and 16.9% in the U.S. and Brazil, respectively. These increases were partially offset by a 6.0% decline in personnel costs in our U.K. segment. The decrease in Same Store personnel costs in the U.K. can be explained by the change in exchange rates between periods, as Same Store personnel costs in the U.K. increased 10.9% on a constant currency basis. For the nine months ended September 30, 2016, as compared to the same period in 2015, our total Same Store personnel costs increased $13.1 million, or 2.6%, driven by increases of 3.1% and 1.0% in the U.S. and U.K., respectively, and partially offset by a 5.5% decline in our Brazil segment. The decline in Same Store personnel costs in Brazil can be explained by the change in exchange rates between periods, as Same Store personnel costs in Brazil increased 6.6% on a constant currency basis for the nine months ended September 30, 2016, respectively.
For the three months ended September 30, 2016, our consolidated Same Store advertising costs remained flat, reflecting a 37.4% increase in our Brazil segment that was offset by a 12.0% decrease in our U.K. segment. Our U.S. Same Store advertising costs for the third quarter of 2016 remained relatively flat as compared to the same period last year. The decrease in U.K. Same Store advertising costs can be explained by the change in exchange rates between periods, as Same Store advertising costs in the U.K. increased 3.9% on a constant currency basis for the three months ended September 30, 2016. For the nine months ended September 30, 2016, as compared to the same period in 2015, our consolidated Same Store advertising costs declined 0.7%, to $54.6 million, driven by decreases of 0.4%, 4.1%, and 3.6% in the U.S., U.K, and Brazil, respectively. The decrease in the U.S. Same Store advertising costs primarily resulted from more efficient advertising strategies and our scale, which we continue to leverage in negotiations with service providers for more favorable rates. The decreases in Same Store advertising costs in the the U.K. and Brazil can be explained by the changes in exchange rates between periods, as Same Store advertising costs increased by 5.8% and 7.2%, respectively, on a constant currency basis.
Our consolidated Same Store rent and facility costs decreased 3.3% to $24.5 million for the three months ended September 30, 2016, as compared to the same period a year ago, reflecting decreases of 2.8% and 17.6% in the U.S. and U.K., respectively. and partially offset by an increase of 8.4% in Brazil. The decrease in the U.S. was primarily the result of our ongoing efforts to own our dealership facilities. The decrease in Same Store rent and facility costs in the U.K. was driven by lower utility expense associated with a reduction in oil and gas prices. The increase in Brazil can be explained by the change in exchange rates between periods as Same Store rent and facility costs remained flat on a constant currency basis from the comparable period in 2015. For the nine months ended September 30, 2016, our consolidated Same Store rent and facility costs decreased 0.7% to $74.6 million, primarily driven by decreases of 9.0% and 10.9% in our U.K. and Brazil segments, respectively, and partially offset by an increase of 1.5% in our U.S. segment. The increase in the U.S. was primarily the result of an increase in property taxes associated with higher property values that stem from continued improvements to our existing facilities designed to enhance the profitability of our dealerships and the overall customer experience. The declines in the U.K. and Brazil can be explained by the change in exchange rates between periods as Same Store rent and facility costs for the nine months ended September 30, 2016 remained relatively flat on a constant currency basis as compared to the same period in 2015.
For the three months ended September 30, 2016, our total Same Store other SG&A decreased 0.6% to $59.6 million as compared to the same period in 2015, primarily driven by 0.4% and 12.5% decreases in our U.S. and U.K. segments, respectively, partially offset by a 34.6% increase in Brazil. The decrease in U.K. can be explained by the change in exchange rates between periods, as Same Store other SG&A increased 3.3% on a constant currency basis. The increase on a constant currency basis in the U.K. is primarily explained by higher loaner vehicle costs associated with an increase in parts and service and collision business. For the nine months ended September 30, 2016, as compared to 2015, our total Same Store other SG&A increased 3.8% to $178.9 million, primarily driven by an increase of 5.4% in our U.S. segment, and partially offset by declines of 1.6% and 9.2% in the U.K. and Brazil, respectively. The decreases in the U.K. and Brazil can be explained by the changes in exchange rates between periods, as Same Store other SG&A increased 8.3% and 3.8%, respectively, on a constant currency basis. Total Same Store other SG&A for the nine months ended September 30, 2016 included $5.9 million in deductible charges related to catastrophic weather events, $0.6 million in acquisition costs, a $0.4 million loss on real estate and other dealership transactions, and a $0.3 million foreign transaction tax in Brazil. On a comparable basis, total Same Store other SG&A for the nine months ended September 30, 2015 included a $1.0 million charge related to vehicle inventory losses from flooding, a legal settlement of $1.0 million, and $0.4 million loss related to real estate and dealership transactions in the U.S., as well as $0.2 million in severance costs in the U.K.
Our total Same Store SG&A increased 0.3% for the three months ended September 30, 2016, as compared to the same period in 2015, primarily driven by increases of 0.6% and 19.9% in the U.S. and Brazil, respectively. These increases were offset by a 9.0% decline in our U.K. segment. After adjusting for $0.5 million in deductible charges related to catastrophic weather events in the U.S. and a $0.3 million foreign transaction tax in Brazil, our adjusted total Same Store SG&A remained flat for the three months ended September 30, 2016, as compared to the same period in 2015. For the nine months ended September 30, 2016, as compared to the same period in 2015, total Same Store SG&A increased $18.8 million, or 2.3%, driven by an increase of 3.1% in the U.S., and partially offset by 0.8% and 7.4% declines in our U.K. and Brazil segments, respectively. For the nine months ended September 30, 2016, as compared to the same period in 2015, our adjusted total Same Store SG&A increased $14.3 million, or 1.7%, reflecting an increase of 2.6% in the U.S., and partially offset by decreases of 1.3% and 8.2% in the U.K. and Brazil, respectively.

Our total Same Store SG&A as a percentage of gross profit for the three months ended September 30, 2016, as compared to 2015, increased 100 basis points to 72.7%, primarily driven by a 50 basis point increase in our U.S. segment Same Store SG&A as a percentage of gross profit, as well as a 21.4 percentage point increase in our Brazil segment. The increase in Brazil was due a 9.8% decline in gross profit. Offsetting these increases, our U.K. Same Store SG&A as a percentage of gross profit improved 10 basis points to 77.5% for the three months ended September 30, 2016 compared to a year ago, primarily reflecting leverage of our cost structure realized with the growth of our revenue and gross profit. On an adjusted basis, total Same Store SG&A as a percentage of gross profit increased 80 basis points to 72.5% for the third quarter of 2016, primarily driven by a 40 basis point increase in our U.S. segment adjusted Same Store SG&A as a percentage of gross profit. For the nine months ended September 30, 2016, as compared to the same period in 2015, our total Same Store SG&A as a percentage of gross profit increased 110 basis points to 73.3%. Our adjusted total Same Store SG&A as a percentage of gross profit increased 70 basis points to 72.7% for the nine months ended September 30, 2016, driven by a 70 basis point increase in the U.S. and partially offset by an improvement of 210 basis points in our U.K. Same Store SG&A as a percentage of gross profit.
Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
Same Stores
U.S.	$10,759	7.0%	$10,053	$31,506	5.3%	$29,910
U.K.	1,067	(0.9)%	1,077	3,429	8.1%	3,173
Brazil	253	(9.0)%	278	863	(8.0)%	938
Total Same Stores	12,079	5.9%	11,408	35,798	5.2%	34,021
Transactions	812		403	2,269		1,420
Total	$12,891	9.1%	$11,811	$38,067	7.4%	$35,441
Our total Same Store depreciation and amortization expense increased 5.9% and 5.2% respectively, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
Same Stores
U.S.	$9,861	12.1%	$8,800	$29,941	15.2%	$26,000
U.K.	572	(8.5)%	625	1,608	(4.8)%	1,689
Brazil	6	(70.0)%	20	83	(90.5)%	878
Total Same Stores	10,439	10.5%	9,445	31,632	10.7%	28,567
Transactions	696		240	2,105		479
Total	$11,135	15.0%	$9,685	$33,737	16.2%	$29,046
Total manufacturer’s assistance	$12,979	(4.2)%	$13,545	$36,818	(0.7)%	$37,087
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month London Inter Bank Offered Rate (“LIBOR”) (or Prime rate in some cases) plus a spread in the U.S. and U.K. and a benchmark rate plus a spread in Brazil.
To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of September 30, 2016, we had interest rate swaps with an aggregate notional amount of $616.0 million in effect that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.6%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Our total Same Store floorplan interest expense increased 10.5% to $10.4 million for the three months ended September 30, 2016, as compared to the same period in 2015. The increase was driven by the increase in our Same Store floorplan interest expense in the U.S. of $1.1 million, or 12.1%, primarily attributed to an increase in our weighted average borrowing rate primarily as a result of an increase in LIBOR compared to the same period a year ago. Additionally, we experienced an increase in our weighted average floorplan borrowings outstanding of $37.9 million for the three months ended September 30, 2016 reflecting higher inventory levels in 2016 when compared with 2015 as several manufacturers have issued stop sales on a number of vehicle models due to recall campaigns, which has contributed to an increase in our new and used inventory. In the U.K., our Same Store floorplan interest expense decreased 8.5%, to $0.6 million, for the three months ended September 30, 2016, primarily due to the change in exchange rates between periods. In Brazil, our Same Store floorplan interest expense decreased 70.0% for the three months ended September 30, 2016. The decrease in the Brazil Same Store floorplan interest was direct result of improved inventory levels and strategic cash management.
For the nine months ended September 30, 2016, our total Same Store floorplan interest expense increased 10.7% to $31.6 million as compared to the same period in 2015 primarily driven by an increase in the U.S. and partially offset by a decline in Brazil. The U.S. increased 15.2% for the nine months ended September 30, 2016 when compared to 2015 primarily driven by $95.6 million increase in weighted average borrowing outstanding, coupled with an increase in the weighted average borrowing rate, including the impact of the interest rate swaps. During the first quarter of 2016, we experienced an increase in our supply of luxury brands units as several of our OEM partners redirected additional inventory supply to the U.S. to offset weakness in other global markets. Additionally, during the first nine months of 2016, several manufacturers have issued stop sales on a number of vehicle models due to recall campaigns that has contributed to an increase in our new and used inventory as compared to the same period in 2015. The 90.5% decline in Same Store floorplan interest expense in Brazil for the nine months ended September 30, 2016 was driven by a decrease in weighted average borrowings outstanding when compared to the same period in 2015, resulting from improved inventory levels and strategic cash management. On a constant currency basis, Same Store floorplan expense increased 5.1% in the U.K. for the nine months ended September 30, 2016.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit and our other long-term debt, partially offset by interest income. For the three months ended September 30, 2016, other interest expense increased $3.2 million, or 22.8%, to $17.1 million, as compared to the same period in 2015. For the nine months ended September 30, 2016, other net interest expense increased $8.7 million, or 20.6%, to $50.7 million, as compared to the same period in 2015. These increases were primarily attributable to interest incurred on our 5.25% Notes (defined below), issued in December 2015, and used to fund the outstanding borrowings of the Company's acquisition line of credit, pay off certain mortgages, contribute to the Company's floorplan offset accounts, and for general corporate purposes.
Provision for Income Taxes
Our provision for income taxes decreased $7.5 million to $20.3 million for the three months ended September 30, 2016, as compared to the same period in 2015 and $14.3 million to $62.6 million for the nine months ended September 30, 2016, as compared to the same period in 2015. These decreases were primarily due to the decrease of pretax book income, coupled with a lower effective tax rate. For the three months ended September 30, 2016, our effective tax rate decreased to 36.5% from 38.0% as compared to the same period in 2015. For the nine months ended September 30, 2016, our effective tax rate decreased to 35.0% from 37.6% from the same period in 2015. These decreases were primarily due to the mix effect resulting from proportionately more pretax income generated in our U.K. region and the tax impact of dealership dispositions in the U.S. and Brazil, partially offset by taxes provided for in U.S. state jurisdictions and valuation allowances provided for net operating losses and other deferred tax assets in certain U.S states and in Brazil.
On an adjusted basis, for the three months ended September 30, 2016, our effective adjusted tax rate decreased to 36.5% from 37.8% as compared to the same period in 2015. For the nine months ended September 30, 2016, our effective adjusted tax rate decreased to 35.8% from 37.4% for the same period in 2015. These decreases were due to the aforementioned items related to the tax rates.
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
Cash on Hand. As of September 30, 2016, our total cash on hand was $22.9 million. The balance of cash on hand excludes $82.2 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility (defined below) as of September 30, 2016. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
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

	Nine Months Ended September 30,
GAAP Basis	2016	2015
	(In thousands)
Net cash provided by operating activities	$386,612	$230,868
Net cash used in investing activities	(157,023)	(274,860)
Net cash provided by (used in) financing activities	(222,053)	30,231
Effect of exchange rate changes on cash	2,345	(5,246)
Net increase (decrease) in cash and cash equivalents	$9,881	$(19,007)

	Nine Months Ended September 30,
Adjusted, Non-GAAP Basis	2016	2015
	(In thousands)
Adjusted net cash provided by operating activities	$237,793	$229,772
Adjusted net cash used in investing activities	(167,468)	(246,479)
Adjusted net cash provided by (used in) financing activities	(62,789)	2,946
Effect of exchange rate changes on cash	2,345	(5,246)
Net increase (decrease) in cash and cash equivalents	$9,881	$(19,007)
Sources and Uses of Liquidity from Operating Activities
For the nine months ended September 30, 2016, we generated $386.6 million of net cash flow from operating activities, primarily consisting of $116.2 million in net income, adjusted for non-cash items related to depreciation and amortization of $38.1 million, stock-based compensation of $14.9 million, asset impairment of $12.8 million, deferred income taxes of $14.3 million, and amortization of debt discounts and debt issue costs of $2.8 million, as well as $188.3 million net change in operating assets and liabilities. Included in the net changes of operating assets and liabilities were cash inflows of $0.4 million from the net decrease in accounts and notes receivable, $78.9 million from increases in accounts payable and accrued expenses, $49.6 million from decreases of vehicle receivables and contracts-in-transit, $18.0 million from the net decrease in prepaid expenses and other assets, and $60.8 million from decreases in inventory levels. These cash inflows were partially offset by $19.1 million from the net decrease in floorplan borrowings. After adjusting for $145.8 million of cash outflows related to the net change in our Non-OEM Floorplan Credit Facilities, excluding the change in our floorplan offset accounts and net dealership acquisition and disposition activity, as well as $3.0 million of net cash outflows associated with the change in our manufacturer-affiliated floorplan notes payable related to net dealership acquisition and disposition activity, and the change in our FMCC floorplan offset account, our adjusted net cash flow generated from operating activities for the nine months ended September 30, 2016 was $237.8 million.
For the nine months ended September 30, 2015, we generated $230.9 million of net cash flow from operating activities, primarily consisting of $127.4 million in net income, adjusted for non-cash items related to depreciation and amortization of $35.4 million, deferred income taxes of $13.1 million, and stock-based compensation of $14.2 million, as well as$35.9 million net change in operating assets and liabilities. Included in the net changes of operating assets and liabilities were cash inflows of $29.5 million from decreases of vehicle receivables and contracts-in-transit, $1.5 million from the net decrease in prepaid expenses and other assets, $50.0 million from the net increases in floorplan borrowings, and $30.9 million from increases in accounts payable and accrued expenses. These cash inflows were partially offset by cash outflows of $68.5 million from increases in inventory levels and $6.8 million from the net increase in accounts and notes receivable. After adjusting for $1.4 million of cash inflows related to the net change in our Non-OEM Floorplan Credit Facilities, excluding the change in our floorplan offset accounts and net dealership acquisition and disposition activity, as well as $2.5 million of net cash outflows associated with the change in our floorplan notes payable related to net dealership acquisition and disposition activity, and the change in our FMCC floorplan offset account, our adjusted net cash flow generated from operating activities for the nine months ended September 30, 2015 was $229.8 million.
Working Capital. At September 30, 2016, we had $71.9 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the nine months ended September 30, 2016, we used $157.0 million in net cash flow for investing activities. Included in the total cash use for the nine months ended September 30, 2016, was $57.3 million of cash flows for dealership acquisition activity. We also used $125.7 million during the first nine months of 2016 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $78.9 million for capital expenditures, $34.0 million for the purchase of real estate associated with existing dealership operations and a $12.8 million net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $23.1 million related to dispositions of franchises and fixed assets. After adjusting for $10.4 million of cash outflows associated with the change in floorplan notes payable in conjunction with dealership disposition activity, our adjusted net cash flow used in investing activities for the nine months ended September 30, 2016 was $167.5 million.

During the nine months ended September 30, 2015, we used $274.9 million for investing activities. Included in the total cash use for the nine months ended September 30, 2015, was $212.3 million of cash flows for dealership acquisition activity. We also used $78.3 million during the first nine months of 2015 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $44.1 million for capital expenditures, $16.3 million for the purchase of real estate associated with existing dealership operations and a $17.9 million net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $9.7 million related to dispositions of franchises and fixed assets and $6.0 million of refunds of escrow deposits for dealership and real estate acquisitions. After adjusting for $32.1 million of cash inflows associated with the change in floorplan notes payable in conjunction with dealership acquisition activity and $3.8 million of cash outflows associated with the change in floorplan notes payable in conjunction with dealership disposition activity, our adjusted net cash flow used in investing activities for the nine months ended September 30, 2015 was $246.5 million.
Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2016 will be less than $125 million which could generally be funded from excess cash.
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
Sources and Uses of Liquidity from Financing Activities
For the nine months ended September 30, 2016, we used $222.1 million in net cash flow from financing activities, primarily related to cash outflows of $127.6 million to repurchase our Company's common stock, $15.1 million for dividend payments, and $107.0 million in net payments on our Floorplan Line . These cash outflows were partially offset by cash inflows of $6.0 million of net borrowings of other debt and $23.8 million in net borrowings of long-term debt related to real estate loans. Adjusting for $157.4 million of cash outflows from net repayments associated with our non-OEM floorplan notes payable, the adjusted cash flow from financing activities associated with our Floorplan Line was $50.4 million (representing the net cash activity in our floorplan offset accounts). In total, we used $62.8 million in adjusted net cash flow from financing activities.
For the nine months ended September 30, 2015, we generated $30.2 million in net cash flows from financing activities, primarily related to cash inflows of $68.7 million of net borrowings on our Acquisition Line (defined below), $50.2 million of net borrowings on our Floorplan Line and $1.4 million of net borrowings of long-term debt related to real estate loans. These cash inflows were partially offset by $14.8 million for dividend payments, $66.7 million to repurchase our Company's common stock and $9.6 million in net payments of other debt. Adjusting for $26.8 million of cash inflows from net borrowings associated with our non-OEM floorplan notes payable, the adjusted cash flow from financing activities with our Floorplan Line was $23.3 million (representing the net cash activity in our floorplan offset accounts). In total, we generated $2.9 million in adjusted net cash flow from financing activities.
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
After considering the outstanding balance of $1,043.8 million at September 30, 2016, we had $396.2 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $396.2 million available borrowings under the Floorplan Line was $59.7 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 1.7% as of September 30, 2016, excluding the impact of our interest rate swaps. With regards to the Acquisition Line, there were no borrowings outstanding as of September 30, 2016. After considering $37.1 million of outstanding letters of credit and other factors included in our available borrowing base calculation, there was $313.9 million of available borrowing capacity under the Acquisition Line as of September 30, 2016. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $208.5 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on April 1, 2014 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock after June 2, 2014 and ending on the date of determination less (c) cash dividends and share repurchases after June 2, 2014 (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of September 30, 2016, the Credit Facility Restricted Payment Basket totaled $112.9 million.
As of September 30, 2016, we were in compliance with all our financial covenants, including:

	As of September 30, 2016
	Required	Actual
Total Adjusted Leverage Ratio	< 5.50	3.88
Fixed Charge Coverage Ratio	> 1.20	2.35
Based upon our current five-year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our floorplan financing arrangement ("FMCC Facility") with Ford Motor Credit Company ("FMCC") provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days' notice by either party. As of September 30, 2016, we had an outstanding balance of $145.9 million under the FMCC Facility with an available floorplan borrowing capacity of $154.1 million. Included in the $154.1 million available borrowings under the FMCC Facility was $22.5 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.00% before considering the applicable incentives as of September 30, 2016.

The following table summarizes the position of our U.S. credit facilities as of September 30, 2016.

	As of September 30, 2016
U.S. Credit Facilities	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,440,000	$1,043,806	$396,194
Acquisition Line (2)	360,000	37,139	313,914
Total Revolving Credit Facility	1,800,000	1,080,945	710,108
FMCC Facility (3)	300,000	145,930	154,070
Total U.S. Credit Facilities (4)	$2,100,000	$1,226,875	$864,178

(1)	The available balance at September 30, 2016 includes $59.7 million of immediately available funds.

(2)
The outstanding balance of $37.1 million is related to outstanding letters of credit as of September 30, 2016. The available borrowings may be limited from time to time, based on certain debt covenants.

(3)	The available balance at September 30, 2016 includes $22.5 million of immediately available funds.

(4)
The outstanding balance excludes $226.0 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Other Inventory Credit Facilities. We have credit facilities with BMW Financial Services, Volkswagen Finance, FMCC and another third-party financial institution for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities range from 1.10% to 3.50%. As of September 30, 2016, borrowings outstanding under these facilities totaled $94.4 million.
We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our Brazil operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, range from 16.77% to 24.45%. As of September 30, 2016, borrowings outstanding under these facilities totaled $23.1 million.
Other Inventory Financing Arrangements. Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. The interest rate charged on borrowings related to our rental vehicle fleet varies up to 5.00%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time. As of September 30, 2016, borrowings outstanding under these facilities totaled $108.6 million.
Stock Issuances. No shares of our common stock were issued during the three months ended September 30, 2016 nor September 30, 2015.
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
In February 2016, our Board of Directors authorized a new purchase program of up to $150.0 million of our common shares, replacing any amount remaining from the November 2015 authorization. In the three months ended September 30, 2016, under our Rule 10b5-1 plan, effective from July 1, 2016 to July 28, 2016, we repurchased 244,205 shares at an average price of $50.61 for an aggregate cost of $12.4 million, leaving $22.4 million of repurchase authorization remaining. These stock repurchase amounts exclude 26,172 shares received during the three months ended September 30, 2016 in net settlement of pre-acquisition contingencies related to our 2013 acquisition of UAB Motors. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility, certain Real Estate Notes (defined below) 5.00% Senior Notes and 5.25% Senior Notes in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock, based primarily on our quarterly net income or loss. As of September 30, 2016, the most stringent of the restricted payment baskets limits us to $112.9 million in restricted payments. The Credit Facility Restricted Payment Basket will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company's foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases. For the three months ended September 30, 2016, we paid dividends of $4.7 million to common stock shareholders and $0.2 million to unvested restricted stock award holders.
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
The underwriters' fees, discount and capitalized debt issuance costs relative to the 5.00% Notes totaled $13.1 million. These amounts are included as a direct reduction of the 5.00% Notes on the accompanying Consolidated Balance Sheets and are being amortized over a period of eight years in conjunction with the term of the 5.00% Notes. The 5.00% Notes are presented net of unamortized underwriters' fees, discount and debt issuance costs of $9.9 million as of September 30, 2016.
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
The underwriters' fees and capitalized debt issuance costs relative to the 5.25% Notes totaled $5.0 million. These amounts are included as a direct reduction of the 5.25% Notes on the accompanying Consolidated Balance Sheets and are being amortized over a period of eight years in conjunction with the term of the 5.25% Notes. The 5.25% Notes are presented net of unamortized underwriters' fees and debt issuance costs of $4.5 million as of September 30, 2016.
Real Estate Related and Other Long-Term Debt. We have entered into separate term mortgage loans in the U.S. with three of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation, BMW Financial Services NA, LLC and FMCC, as well as several third-party financial institutions. These mortgage loans may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each loan was made in connection with, and is secured by mortgage liens on, the real property owned by us that is mortgaged . These mortgage loans bear interest at fixed rates between 3.00% and 4.69%, and at variable indexed rates plus a spread between 1.50% and 2.50% per annum. As of September 30, 2016, the aggregate outstanding balance under these mortgage loans was $326.3 million, with $28.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
Additionally, we have entered into 13 separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by our U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are denominated in British pound sterling and are being repaid in monthly installments that will mature by September 2034. As of September 30, 2016, borrowings under the U.K. Notes totaled $54.1 million, with $4.5 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.

We also have a working a capital loan agreement with a third-party financial institution in the U.K. The principal balance on this loan is due by October 2016. As of September 30, 2016, borrowings under the U.K. third-party loan totaled $7.7 million. For the nine months ended September 30, 2016, we made $7.8 million of additional borrowings and made principal payments of $3.0 million.
We have a separate term mortgage loan in Brazil with a third-party financial institution (the "Brazil Note"). The Brazil Note is denominated in Brazilian real and is secured by one of the Company’s Brazilian properties, as well as a guarantee from the Company. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of September 30, 2016, borrowings under the Brazil Note totaled $4.0 million, with $0.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We also have a working capital loan agreement with a third-party financial institution in Brazil. The principal balance on this loan is due by February 2017 with interest only payments being made until the due date. As of September 30, 2016, borrowings under the Brazilian third-party loans totaled $6.8 million.
Non-GAAP Financial Measures
In addition to evaluating the financial condition and results of our operations in accordance with GAAP, from time to time our management evaluates and analyzes results and any impact on the Company of strategic decisions and actions relating to, among other things, cost reduction, growth, and profitability improvement initiatives, and other events outside of normal, or "core," business and operations, by considering alternative financial measures not prepared in accordance with GAAP. This includes evaluating measures such as adjusted selling, general and administrative expenses, adjusted net income, adjusted diluted income per share, adjusted cash flows from operating, investing and financing activities and constant currency. These adjusted measures are not measures of financial performance under U.S. GAAP, but are instead considered non-GAAP financial performance measures. Non-GAAP measures do not have definitions under GAAP and may be defined differently by and not be comparable to similarly titled measures used by other companies. As a result, any non-GAAP financial measures considered and evaluated by management are reviewed in conjunction with a review of the most directly comparable measures calculated in accordance with GAAP. We caution investors not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable GAAP measures. In our evaluation of results from time to time, we exclude items that do not arise directly from core operations, such as non-cash asset impairment charges, gains and losses on dealership franchise or real estate transactions, and catastrophic weather events such as hail storms, hurricanes, and snow storms. Because these non-core charges and gains materially affect the Company's financial condition or results in the specific period in which they are recognized, management also evaluates, and makes resource allocation and performance evaluation decisions based on, the related non-GAAP measures excluding such items.
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

		Adjustments for:
		Three Months Ended September 30, 2016
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Foreign transaction tax	Non-cash asset impairment	Non-GAAP Adjusted
U.S.
Selling, general and administrative expenses	$246,501	$(450)	$1,176	$—	$—	$247,227
Asset impairments	10,855	—	(62)	—	(10,793)	—
Income (loss) from operations	78,308	450	(1,114)	—	10,793	88,437

Income (loss) before income taxes	52,619	450	(1,114)	—	10,793	62,748
Benefit (provision) for income taxes	(19,722)	(169)	418	—	(4,047)	(23,520)
Net income (loss)	$32,897	$281	$(696)	$—	$6,746	$39,228

SG&A as % Gross Profit:	71.1					71.3
Operating Margin %:	3.4					3.9
Pretax Margin %:	2.3					2.8

Same Store SG&A	$243,405	$(450)	$—	$—	$—	$242,955
Same Store SG&A as % Gross Profit:	71.2					71.1

Same Store income from operations	$76,724	$450	$—	$—	$10,776	$87,950
Same Store Operating Margin %:	3.4					3.9

BRAZIL
Selling, general and administrative expenses	$12,896	$—	$—	$(274)	$—	$12,622
Income from operations	(696)	—	—	274	—	(422)
Income (loss) before income taxes	(854)	—	—	274	—	(580)
Net income (loss)	$(751)	$—	$—	$274	$—	$(477)

SG&A as % Gross Profit:	103.6					101.4
Operating Margin %:	(0.6)					(0.4)
Pretax Margin %:	(0.8)					(0.5)

Same Store SG&A	$12,105	$—	$—	$(274)	$—	$11,831
Same Store SG&A as % Gross Profit:	103.3					100.9

Same Store income from operations	$(636)	$—	$—	$274	$—	$(362)
Same Store Operating Margin %:	(0.6)					(0.3)

CONSOLIDATED
Selling, general and administrative expenses	$299,006	$(450)	$1,176	$(274)	$—	$299,458
Asset impairments	10,855	—	(62)	—	(10,793)	—
Income (loss) from operations	83,916	450	(1,114)	274	10,793	94,319
Income (loss) before income taxes	55,687	450	(1,114)	274	10,793	66,090
Benefit (provision) for income taxes	(20,321)	(169)	418	—	(4,047)	(24,119)
Net income (loss)	$35,366	$281	$(696)	$274	$6,746	$41,971
Less: Adjusted earnings (loss) allocated to participating securities	1,426	11	(28)	11	275	1,695
Adjusted net income (loss) available to diluted common shares	$33,940	$270	$(668)	$263	$6,471	$40,276

Diluted income (loss) per common share	$1.65	$0.01	$(0.03)	$0.01	$0.32	$1.96

Effective tax rate	36.5					36.5

SG&A as % Gross Profit:	73.5					73.6
Operating Margin %:	3.0					3.3
Pretax Margin %:	2.0					2.3

Same Store SG&A	$281,098	$(450)	$—	$(274)	$—	$280,374
Same Store SG&A as % Gross Profit:	72.7					72.5

Same Store income from operations	$82,448	$450	$—	$274	$10,776	$93,948
Same Store Operating Margin %:	3.1					3.6

		Adjustments for:
		Nine Months Ended September 30, 2016
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Acquisition costs	Foreign transaction tax	Foreign deferred income tax benefit	Non-cash asset impairment	Non-GAAP Adjusted
U.S.
Selling, general and administrative expenses	$737,730	$(5,873)	$1,856	$(30)	$—	$—	$—	$733,683
Asset impairments	12,389	—	(62)	—	—	—	(12,327)	—
Income (loss) from operations	241,616	5,873	(1,794)	30	—	—	12,327	258,052
Income (loss) before income taxes	164,607	5,873	(1,794)	30	—	—	12,327	181,043
Benefit (provision) for income taxes	(61,406)	(2,207)	672	(11)	—	—	(4,634)	(67,586)
Net income (loss)	$103,201	$3,666	$(1,122)	$19	$—	$—	$7,693	$113,457

SG&A as % Gross Profit:	72.0							71.6
Operating Margin %:	3.7							3.9
Pretax Margin %:	2.5							2.8

Same Store SG&A	$722,654	$(5,873)	$(385)	$(30)	$—	$—	$—	$716,366
Same Store SG&A as % Gross Profit:	72.2							71.5

Same Store income from operations	$234,900	$5,873	$385	$30	$—	$—	$12,310	$253,498
Same Store Operating Margin %:	3.7							3.9

U.K.
Selling, general and administrative expenses	$119,154	$—	$—	$(561)	$—	$—	$—	$118,593
Income from operations	24,474	—	—	561	—	—	—	25,035
Income before income taxes	17,371	—	—	561	—	—	—	17,932
Net income	$13,913	$—	$—	$561	$—	$—	$—	$14,474

SG&A as % Gross Profit:	80.2							79.8
Operating Margin %:	1.8							1.9
Pretax Margin %:	1.3							1.3

Same Store SG&A	$80,868	$—	$—	$(561)	$—	$—	$—	$80,307
Same Store SG&A as % Gross Profit:	76.5							75.9

Same Store income from operations	$21,461	$—	$—	$561	$—	$—	$—	$22,022
Same Store Operating Margin %:	2.3							2.4

BRAZIL
Selling, general and administrative expenses	$34,808	$—	$(372)	$—	$(274)	$—	$—	$34,162
Asset impairments	423	—	(423)	—	—	—	—	—
Income (loss) from operations	(2,773)	—	795	—	274	—	—	(1,704)
Income (loss) before income taxes	(3,127)	—	795	—	274	—	—	(2,058)

Benefit (provision) for income taxes	2,250	—	—	—	—	(1,686)	—	564
Net income (loss)	$(877)	$—	$795	$—	$274	$(1,686)	$—	$(1,494)

SG&A as % Gross Profit:	104.6							102.6
Operating Margin %:	(0.9)							(0.5)
Pretax Margin %:	(1.0)							(0.7)

Same Store SG&A	$31,984	$—	$—	$—	$(274)	—	$—	$31,710
Same Store SG&A as % Gross Profit:	99.4							98.5

Same Store income (loss) from operations	$(1,077)	$—	$—	$—	$274	$—	$423	$(380)
Same Store Operating Margin %:	(0.4)							(0.1)

CONSOLIDATED
Selling, general and administrative expenses	$891,692	$(5,873)	$1,485	$(591)	$(274)	$—	$—	$886,439
Asset impairments	12,812	—	(485)	—	—	—	(12,327)	—
Income (loss) from operations	263,317	5,873	(1,000)	591	274	—	12,327	281,382
Income (loss) before income taxes	178,851	5,873	(1,000)	591	274	—	12,327	196,916
Benefit (provision) for income taxes	(62,614)	(2,207)	672	(11)	—	(1,686)	(4,634)	(70,480)
Net income (loss)	$116,237	$3,666	$(328)	$580	$274	$(1,686)	$7,693	$126,436
Less: Adjusted earnings (loss) allocated to participating securities	4,651	147	(13)	23	11	(68)	310	5,061
Adjusted net income (loss) available to diluted common shares	$111,586	$3,519	$(315)	$557	$263	$(1,618)	$7,383	$121,375

Diluted income (loss) per common share	$5.22	$0.16	$(0.01)	$0.02	$0.01	$(0.07)	$0.35	$5.68

Effective tax rate	35.0							35.8

SG&A as % Gross Profit:	73.9							73.5
Operating Margin %:	3.2							3.4
Pretax Margin %:	2.2							2.4

Same Store SG&A	$835,506	$(5,873)	$(385)	$(591)	$(274)	$—	$—	$828,383
Same Store SG&A as % Gross Profit:	73.3							72.7

Same Store income from operations	$255,284	$5,873	$807	$591	$274	$—	$12,311	$275,140
Same Store Operating Margin %:	3.3							3.6

		Adjustments for:
		Three Months Ended September 30, 2015
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Severance costs	Legal settlements	Non-cash asset impairment	Non-GAAP Adjusted
U.S.
Asset impairments	$288	$—	$—	$—	$—	$(288)	$—
Income from operations	88,884	—	—	—	—	288	89,172
Income before income taxes	67,183	—	—	—	—	288	67,471
Provision for income taxes	(26,433)	—	—	—	—	(75)	(26,508)
Net income	$40,750	$—	$—	$—	$—	$213	$40,963

Operating Margin %:	3.8						3.8
Pretax Margin %:	2.9						2.9

Same Store income from operations	$89,915	$—	$—	$—	$—	$288	$90,203
Same Store Operating Margin %:	3.9						3.9

U.K.
Asset impairments	$330	$—	$—	$—	$—	$(330)	$—
Income from operations	6,732	—	—	—	—	330	7,062
Income before income taxes	5,327	—	—	—	—	330	5,657
Provision for income taxes	(1,206)	—	—	—	—	(65)	(1,271)
Net income	$4,121	$—	$—	$—	$—	$265	$4,386

Operating Margin %:	2.1						2.2
Pretax Margin %:	1.6						1.7

Same Store income from operations	$6,726	$—	$—	$—	$—	$330	$7,056
Same Store Operating Margin %:	2.1						2.2

BRAZIL
Asset impairments	$298	$—	$—	$—	$—	$(298)	$—
Income from operations	1,027	—	—	—	—	298	1,325
Income before income taxes	526	—	—	—	—	298	824
Net income	$390	$—	$—	$—	$—	$298	$688

Operating Margin %:	0.8						1.0
Pretax Margin %:	0.4						0.6

Same Store income from operations	$1,747	$—	$—	$—	$—	$215	$1,962
Same Store Operating Margin %:	1.5						1.6

CONSOLIDATED
Asset impairments	$916	$—	$—	$—	$—	$(916)	$—
Income from operations	96,643	—	—	—	—	916	97,559
Income before income taxes	73,036	—	—	—	—	916	73,952
Provision for income taxes	(27,775)	—	—	—	—	(140)	(27,915)
Net income	$45,261	$—	$—	$—	$—	$776	$46,037

Less: Adjusted earnings allocated to participating securities	1,729	—	—	—	—	30	1,759
Adjusted net income available to diluted common shares	$43,532	$—	$—	$—	$—	$746	$44,278

Diluted income per common share	$1.88	$—	$—	$—	$—	$0.03	$1.91

Effective tax rate	38.0						37.8

Operating Margin %:	3.5						3.5
Pretax Margin %:	2.6						2.6

Same Store income from operations	$98,388	$—	$—	$—	$—	$833	$99,221
Same Store Operating Margin %:	3.6						3.6

		Adjustments for:
		Nine Months Ended September 30, 2015
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Severance costs	Legal settlements	Non-cash asset impairment	Non-GAAP Adjusted
U.S.
Selling, general and administrative expenses	$718,607	$(951)	$1,052	$—	$(1,000)	$—	$717,708
Asset impairments	786	—	—	—	—	(786)	—
Income (loss) from operations	254,747	951	(1,052)	—	1,000	786	256,432
Income (loss) before income taxes	189,773	951	(1,052)	—	1,000	786	191,458
Benefit (provision) for income taxes	(73,086)	(359)	452	—	(390)	(266)	(73,649)
Net income (loss)	$116,687	$592	$(600)	$—	$610	$520	$117,809

SG&A as % Gross Profit:	71.5						71.4
Operating Margin %:	3.8						3.9
Pretax Margin %:	2.9						2.9

Same Store SG&A	$700,646	$(951)	$(364)	$—	$(1,000)	$—	$698,331
Same Store SG&A as % Gross Profit:	71.1						70.8

Same Store income from operations	$254,476	$951	$364	$—	$1,000	$786	$257,577
Same Store Operating Margin %:	3.9						4.0

U.K.
Selling, general and administrative expenses	$81,528	$—	$—	$(208)	$—	$—	$81,320
Asset impairments	330	—	—	—	—	(330)	—
Income from operations	19,306	—	—	208	—	330	19,844
Income before income taxes	15,278	—	—	208	—	330	15,816
Provision for income taxes	(3,214)	—	—	(41)	—	(65)	(3,320)
Net income	$12,064	$—	$—	$167	$—	$265	$12,496

SG&A as % Gross Profit:	78.1						77.9

Operating Margin %:	2.1						2.1
Pretax Margin %:	1.6						1.7

Same Store SG&A	$81,546	$—	$—	$(208)	$—	$—	$81,338
Same Store SG&A as % Gross Profit:	78.2						78.0

Same Store income from operations	$19,281	$—	$—	$208	$—	$330	$19,819
Same Store Operating Margin %:	2.1						2.1

BRAZIL
Asset impairments	$839	$—	$—	$—	$—	$(839)	$—
Income from operations	1,340	—	—	—	—	839	2,179
Income (loss) before income taxes	(765)	—	—	—	—	839	74
Net income (loss)	$(1,366)	$—	$—	$—	$—	$839	$(527)

Operating Margin %:	0.3						0.6
Pretax Margin %:	(0.2)						—

Same Store income from operations	$5,113	$—	$—	$—	$—	$215	$5,328
Same Store Operating Margin %:	1.4						1.4

CONSOLIDATED
Selling, general and administrative expenses	$841,050	$(951)	$1,052	$(208)	$(1,000)	$—	$839,943
Asset impairments	1,955	—	—	—	—	(1,955)	—
Income (loss) from operations	275,393	951	(1,052)	208	1,000	1,955	278,455
Income (loss) before income taxes	204,286	951	(1,052)	208	1,000	1,955	207,348
Benefit (provision) for income taxes	(76,901)	(359)	452	(41)	(390)	(331)	(77,570)
Net income (loss)	$127,385	$592	$(600)	$167	$610	$1,624	$129,778
Less: Adjusted earnings (loss) allocated to participating securities	4,905	23	(23)	6	24	62	4,997
Adjusted net income (loss) available to diluted common shares	$122,480	$569	$(577)	$161	$586	$1,562	$124,781

Diluted income (loss) per common share	$5.26	$0.02	$(0.02)	$0.01	$0.02	$0.07	$5.36

Effective tax rate	37.6						37.4

SG&A as % Gross Profit:	72.9						72.8
Operating Margin %:	3.5						3.5
Pretax Margin %:	2.6						2.6

Same Store SG&A	$816,735	$(951)	$(364)	$(208)	$(1,000)	$—	$814,212
Same Store SG&A as % Gross Profit:	72.2						72.0

Same Store income from operations	$278,870	$951	$364	$208	$1,000	$1,331	$282,724
Same Store Operating Margin %:	3.6						3.6

The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	% Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$386,612	$230,868	67.5
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition related activity	(145,819)	1,403
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	(3,000)	(2,499)
Adjusted net cash provided by operating activities	$237,793	$229,772	3.5
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(157,023)	$(274,860)	(42.9)
Change in cash paid for acquisitions, associated with floorplan notes payable	—	32,140
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(10,445)	(3,759)
Adjusted net cash used in investing activities	$(167,468)	$(246,479)	(32.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	$(222,053)	$30,231	(834.5)
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	159,264	(27,285)
Adjusted net cash provided by (used in) financing activities	$(62,789)	$2,946	(2,231.3)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
This Quantitative and Qualitative Disclosures About Market Risk contains information about our market-sensitive financial instruments that constitute forward-looking statements. See “Cautionary Statement about Forward-Looking Statements.”
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided about foreign currency exchange rates and financial instruments to which we are a party at September 30, 2016, and from which we may incur future gains or losses from changes in market interest rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of September 30, 2016, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $552.8 million and $540.1 million, respectively. At December 31, 2015, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $545.9 million and $538.9 million, respectively. As of September 30, 2016, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $302.1 million and $295.5 million, respectively. At December 31, 2015, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $297.8 million and $295.2 million, respectively. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $95.6 million and $100.7 million as of September 30, 2016 and December 31, 2015, respectively. The fair value of such fixed interest rate borrowings was $96.5 million and $102.4 million as of September 30, 2016 and December 31, 2015, respectively.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
We use interest rate swaps to adjust our exposure to interest rate movements when appropriate, based upon market conditions. As of September 30, 2016, we held interest rate swaps with aggregate notional amounts of $616.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.6%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate real estate related borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of September 30, 2016, net unrealized losses, net of income taxes, totaled $28.7 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of September 30, 2016, all of our derivative contracts were determined to be effective. As of September 30, 2016, a 100 basis-point change in the interest rates of our swaps would have resulted in a $5.5 million change to our annual interest expense. In addition to the $616.0 million of swaps in effect as of September 30, 2016, we also held 19 interest rate swaps with forward start dates between December 2016 and December 2020 and expiration dates between December 2019 and December 2030. As of September 30, 2016, the aggregate notional amount of these swaps was $975.0 million with a weighted average interest rate of 2.3%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2030 does not exceed $908.6 million.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions):

	Q3 2016	Q4 2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030
Weighted average notional amount in effect during the period	$616	$621	$814	$811	$909	$555	$424	$163	$129	$125	$125	$100	$100	$100	$100	$100
Weighted average interest rate during the period	2.64%	2.64%	2.54%	2.60%	2.28%	2.19%	1.75%	1.72%	1.80%	1.81%	1.81%	1.85%	1.85%	1.85%	1.85%	1.85%
As of September 30, 2016, we had $1,496.0 million of variable-rate borrowings. Based on the aggregate amount of variable-rate borrowings outstanding as of September 30, 2016, and before the impact of our interest rate swaps described above, a 100 basis-point change in interest rates would have resulted in an approximate $15.0 million change to our annual interest expense. After consideration of the interest rate swaps described above, a 100 basis-point change would have yielded a net annual change of $9.5 million in annual interest expense based on the variable borrowings outstanding as of September 30, 2016. This interest rate sensitivity increased from September 30, 2015 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended September 30, 2016, we recognized $13.0 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 90.0% of our floorplan interest expense for the first quarter of 2014 to 139.9% for the third quarter of 2015. In the U.S., manufacturer's interest assistance was 128.5% of floorplan interest expense in the third quarter of 2016. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical data that an increase in prevailing interest rates would result in increased assistance from certain manufacturers over time.
Foreign Currency Exchange Rates. As of September 30, 2016, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain indefinitely invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may temporarily impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in an $121.4 million decrease to our revenues for the nine months ended September 30, 2016. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in an $28.6 million decrease to our revenues for the nine months ended September 30, 2016.
For additional information about our market sensitive financial instruments please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations," "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to “Item 8. Financial Statements and Supplementary Data” in our 2015 Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2016, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In September 2015, Volkswagen admitted that certain of its diesel models were intentionally programmed to meet various regulatory emissions standards only during laboratory emissions testing. In late June 2016, Volkswagen agreed to pay up to an aggregate of $14.7 billion to settle claims stemming from the diesel emissions scandal. On October 25, 2016, a U.S. Federal judge approved this settlement. On or about September 30, 2016, Volkswagen agreed to allocate $1.21 billion among its 652 dealers for a class settlement in exchange for their agreement not to sue Volkswagen. In October 2016, we received notification from Volkswagen that we are entitled to receive, in the aggregate, approximately $13.2 million in connection with our current and prior ownership of seven Volkswagen dealerships in the U.S. We will receive half of the compensation immediately in a lump sum amount, and the rest of the compensation in 18 monthly installments. The Volkswagen brand represented 1.7% of our total new vehicle retail unit sales for the nine months ended September 30, 2016.
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

On June 23, 2016, a referendum was held in the U.K. to determine whether the country should remain a member of the E.U., with voters approving to withdraw from the E.U. (commonly referred to as Brexit). Following the results of this non-binding referendum, the U.K. government began formal negotiations with the E.U. regarding the terms and conditions of the proposed withdrawal from the EU. Current uncertainty over whether the U.K. will ultimately leave the E.U., as well as the final outcome of the negotiations between the U.K. and E.U., could have an adverse effect on our business and financial results. The long-term effects of Brexit will depend on the terms negotiated between the U.K. and the E.U., which may take years to complete.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The British pound sterling has weakened since the Brexit vote, with an average exchange rate of the British pounds sterling to the U.S. dollars of 1.30 after the Brexit vote through October 27, 2016, as compared to the weighted average exchange rate of 1.44 for period from January 1, 2016 to June 22, 2016, a decrease of 10.8%. A weakening British pound sterling as compared to the U.S. dollar negatively impacts our U.S. dollar reported results of operations. Volatility in exchange rates is expected to continue in the short term. Our U.K. business generated approximately 16.3% of our total revenue in the nine months ended September 30, 2016.

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

In September 2015, Volkswagen admitted that certain of its diesel models were intentionally programmed to meet various regulatory emissions standards only during laboratory emissions testing. In late June 2016, Volkswagen agreed to pay up to an aggregate of $14.7 billion to settle claims stemming from the diesel emissions scandal. On October 25, 2016, a U.S. Federal judge approved this settlement. On or about September 30, 2016, Volkswagen agreed to allocate $1.21 billion among its 652 dealers for a class settlement in exchange for their agreement not to sue Volkswagen. In addition, several other manufacturers have issued stop sales on a number of vehicle models due to recall campaigns.

As disclosed in “Item 1A. Risk Factors” of our 2015 Form 10-K, adverse publicity, product defects, vehicle recall campaigns, litigation and unappealing vehicle design related to events such as these may have an adverse impact on the vehicle manufacturer and on our business, the value of dealerships related to those manufacturers, results of operations and financial condition. Currently, we do not believe that the impact of these issues will be material to us. However, we continue to monitor the development of these issues, because the full extent of the impact on us is not known at this time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands, excluding commissions)
July 1 - July 31, 2016 (2)	244,205	$50.61	244,205	$22,394
August 1 - August 31, 2016	—		—	$22,394
September 1 - September 30, 2016	—		—	$22,394
Total	244,205	$50.61	244,205
(1) In February 2016, the Board of Directors approved a new authorization of up to $150.0 million of shares of our common stock which replaced the prior $100.0 million authorization. The shares may be repurchased from time to time in open market or privately negotiated transactions, depending on market conditions, at our discretion, and funded by cash from operations. During the three months ended September 30, 2016, 244,205 shares were repurchased for a total cost of $12.4 million.
(2) Shares were purchased under a 10b5-1 plan effective between July 1, 2016 and July 28, 2016.

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
Date: November 2, 2016

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