Form 10-K
period 2016-12-31
GROUP 1 AUTOMOTIVE INC
filed 2017-02-17
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐        No  ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $1.0 billion based on the reported last sale price of common stock on June 30, 2016, which was the last business day of the registrant’s most recently completed second quarter.
As of February 13, 2017, there were 21,383,593 shares of our common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information includes statements regarding our strategy, plans, goals or current expectations with respect to, among other things:

•	our future operating performance;

•	our ability to maintain or improve our margins;

•	operating cash flows and availability of capital;

•	the completion of future acquisitions and divestitures;

•	the future revenues of acquired dealerships;

•	future stock repurchases, refinancing of debt, and dividends;

•	future capital expenditures;

•	changes in sales volumes and availability of credit for customer financing in new and used vehicles and sales volumes in the parts and service markets;

•
business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, customer demand, interest rates and changes in industry-wide inventory levels;

•	availability of financing for inventory, working capital, real estate and capital expenditures; and

•	implementation of international or domestic trade tariffs
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

PART I

Item 1. Business
General
Group 1 Automotive, Inc., a Delaware corporation organized in 1995, is a leading operator in the automotive retail industry. As of December 31, 2016, we owned and operated 210 franchises, representing 31 brands of automobiles, at 159 dealership locations and 38 collision centers worldwide. We own 146 franchises at 111 dealership locations and 29 collision service centers in the United States of America (“U.S.”), 41 franchises at 30 dealership locations and eight collision centers in the United Kingdom (“U.K.”) and 23 franchises at 18 dealership locations and one collision center in Brazil. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, Oklahoma, South Carolina, and Texas in the U.S., in 20 towns in the U.K., and in key metropolitan markets in the states of Sao Paulo, Parana, Mato Grosso do Sul and Santa Catarina in Brazil.
As discussed in more detail in Note 2 of our Consolidated Financial Statements, “Summary of Significant Accounting Policies and Estimates,” all of our operating subsidiaries are aligned into one of four operating segments (or regions). As of December 31, 2016, our U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (36 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, and South Carolina) and (b) the West (75 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). Each U.S. region is managed by a regional vice president who reports directly to our Chief Executive Officer and is responsible for the overall performance of their region. The operations of the Company’s international regions are structured similarly to the U.S. regions, each with a regional vice president reporting directly to the Company’s Chief Executive Officer. The financial matters of each U.S. region are managed by a regional chief financial officer who reports directly to our Chief Financial Officer. Our two international regions are also managed locally with direct reporting responsibilities to our corporate management team. Our financial information, including our revenues from external customers, a measure of profit or loss, and total assets, is included in our Consolidated Financial Statements and related notes beginning on page F-1.
Business Strategy
We believe that we have developed a distinguished management team with substantial industry expertise. Our business strategy is to leverage what we believe to be one of our key strengths — the talent of our people — to: (a) sell new and used cars and light trucks; (b) arrange related vehicle financing, service and insurance contracts; (c) provide automotive maintenance and repair services; and (d) sell vehicle parts via an expanding network of franchised dealerships located primarily in growing regions of the U.S., the U.K. and Brazil. With our management structure and level of executive talent, we plan to continue empowering the operators of our dealerships to make appropriate decisions to grow their respective dealership operations and to control fixed and variable costs. We believe this approach allows us to provide the best possible service to our customers, as well as attract and retain talented employees.
We continue to primarily focus on the performance of our existing dealerships to achieve growth, capture market share, and maximize the investment return to our stockholders. For 2017, we will primarily focus on four key areas as we continue to become a best-in-class automotive retailer. These areas are:

•	sustained growth of our higher margin parts and service business;

•	improvement of new and used vehicle retail margins, as well as total new and used vehicle retail profitability;

•	promotion of the customer experience and customer satisfaction;

•	improvement of operating efficiencies through further development of our operating model that promotes commonality of processes, systems and training and further leveraging of our cost base.
Our focus on growth in our parts and service operations continues to hinge on targeted marketing efforts, strategic selling and operational efficiencies, as well as capital investments designed to support our growth targets. In our new and used retail vehicle operations, our efforts are centered on the efficient and effective use of technology and advertising to enhance our sales efforts. We intend to make resource investments that are focused on the customer experience and customer satisfaction in all areas of our business. We made significant changes in our operating model during the last five years, which were designed to reduce variable and fixed expenses, appropriately leverage our scale and generate operating efficiencies. As our business grows in 2017 and beyond, we intend to manage our costs carefully and to look for additional opportunities to improve our operating efficiencies. We continue to look for opportunities to improve our processes and disseminate best practices. We believe that our management structure supports more rapid decision making and facilitates an efficient and effective roll-out of new processes.

We continue our efforts to fully leverage our scale, reduce costs, enhance internal controls, and enable further growth and, as such, we are taking steps to standardize key operating processes. We are constantly evaluating opportunities to improve the profitability of our dealerships.
We will continue to focus on opportunities for enhancement of our current dealership portfolio by strategic acquisitions and improving or disposing of underperforming dealerships in the U.S., the U.K. and Brazil. We believe that substantial opportunities for growth through acquisitions remain in our industry. An absolute acquisition target has not been established for 2017, but we expect to acquire dealerships that provide attractive returns on investment. We believe that as of December 31, 2016, we have sufficient financial resources to support additional acquisitions. We plan to focus our growth in geographically diverse areas with positive economic outlooks over the longer-term. Further, we intend to critically evaluate our return on invested capital in our current dealership portfolio for disposition opportunities. In 2016, we completed the acquisition of 12 U.K. dealerships, inclusive of 15 franchises, and opened two additional dealerships for two awarded franchises in the U.K., with expected aggregate annualized revenues, estimated at the time of acquisition, of $640.0 million. In addition, we completed the acquisition of one dealership in Brazil, representing one franchise, and opened two dealerships for one acquired and two previously awarded franchises, with expected aggregate annualized revenues, estimated at the time of acquisition, of $20.0 million. For more information on our acquisitions and dispositions, including those occurring in 2016, see “Acquisition and Divestiture Program” below.

Dealership Operations
Our operations are located in geographically diverse markets that extend domestically across 14 states aggregated into two U.S. regions, East and West, and internationally in the U.K. and Brazil. We consolidated four regions into three reportable segments; U.S., U.K. and Brazil. By reportable segment, our revenues from external customers for the years ended December 31, 2016, 2015, and 2014 was $8,734.7 million, $8,894.0 million, and $8,175.2 million from our U.S. operations, respectively, and $1,723.2 million, $1,220.2 million, and $987.3 million from our U.K. operations, respectively. For the years ended December 31, 2016, 2015, and 2014, our revenues from external customers from our Brazil operations were $429.8 million, $518.3 million, and $775.4 million, respectively. Net income by segment for the years ended December 31, 2016, 2015, and 2014 were $139.6 million, $142.4 million, and $97.2 million from our U.S. operations, respectively, and $14.4 million, $15.2 million, and $14.3 million from our U.K. operations, respectively. In our Brazil operations, we realized a net loss of $7.0 million, $63.6 million, and $18.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, 2015, and 2014, our aggregate long-lived assets other than goodwill and intangible assets and financial instruments in our U.S. operations were $997.7 million, $922.2 million, and $846.4 million, respectively, and in our U.K. operations were $120.9 million, $107.6 million, and $100.7 million, respectively. As of December 31, 2016, 2015, and 2014, our long-lived assets other than goodwill and intangible assets and financial instruments in our Brazil operations were $19.3 million, $15.9 million, and $22.1 million, respectively. For a discussion of the risks associated with our operations in the U.K. and Brazil, please see Part I, “Item 1A. Risk Factors.” The following table sets forth the regions and geographic markets in which we operate, the percentage of new vehicle retail units sold in each region in 2016 and the number of dealerships and franchises in each region:

Region	Geographic Market	Percentage of Our New Vehicle Retail Units Sold During the Year Ended December 31, 2016	As of December 31, 2016
			Number of Dealerships	Number of Franchises
East	Massachusetts	4.8%	5	5
	Georgia	4.3%	7	10
	Florida	2.6%	4	4
	New Hampshire	1.9%	3	3
	New Jersey	1.6%	4	4
	Louisiana	1.5%	3	4
	Mississippi	1.5%	3	3
	South Carolina	1.4%	3	3
	Alabama	0.9%	2	2
	Maryland	0.5%	2	2
		21.0	36	40
West	Texas	36.5	50	68
	California	9.1	7	12
	Oklahoma	6.8	13	20
	Kansas	1.8	4	4
	Louisiana	0.6	1	2
		54.8	75	106
International	United Kingdom	18.4	30	41
	Brazil	5.8	18	23
Total		100%	159	210
Each of our local operations has a management structure designed to promote and reward entrepreneurial spirit and the achievement of team goals. The general manager of each dealership, with assistance from the managers of new vehicle sales, used vehicle sales, parts, service, and finance and insurance departments, is ultimately responsible for the operation, personnel and financial performance of the dealership. Our dealerships are operated as distinct profit centers, and our general managers have a reasonable degree of empowerment within our organization. In the U.S., each general manager reports to one of our market directors or one of two regional vice presidents. Our U.S. regional vice presidents report directly to our Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Our U.K. and Brazil operations are structured similarly, with a regional vice president reporting directly to our Chief Executive Officer.

New Vehicle Retail Sales
In 2016, we sold or leased 172,053 new vehicles in retail transactions at our dealerships, representing 34 brands. Our retail sales of new vehicles accounted for 19.8% of our gross profit in 2016. In addition to the profit related to the transactions, a typical new vehicle retail sale or lease may create the following additional profit opportunities for our dealerships:

•	manufacturer dealer incentives;

•	the resale of any used vehicle trade-in purchased by the dealership;

•	arrangement of third-party financing in connection with the retail sale;

•	the sale of vehicle service and insurance contracts in connection with the retail sale;

•	the sale of vehicle parts, accessories or other after-market products; and

•	the service and repair of the vehicle both during and after the warranty period.

We consider brand diversity to be one of our strengths. The following table sets forth our consolidated new vehicle sales revenue by brand and the number of new vehicle retail units sold in the year ended, and the number of franchises we owned as of, December 31, 2016:

	New Vehicle Revenues	New Vehicle Unit Sales	% of Total Units Sold	Franchises Owned as of December 31, 2016
	(In thousands)
Toyota (1)	$1,016,055	34,870	20.2	16
BMW	831,613	17,777	10.3	28
Ford	671,417	18,727	10.9	18
Audi	583,949	15,967	9.3	12
Mercedes-Benz	405,741	6,769	3.9	8
Honda	364,588	14,132	8.2	11
Lexus	356,061	7,444	4.3	3
Chevrolet	332,610	8,261	4.8	6
Nissan	326,342	12,256	7.1	10
MINI	138,054	5,528	3.2	18
GMC	117,818	2,460	1.4	5
Acura	116,075	2,899	1.7	4
Hyundai	110,730	4,240	2.5	5
Jeep	100,159	2,906	1.7	6
RAM	89,281	1,988	1.2	6
Volkswagen	68,369	2,918	1.7	7
Kia	74,337	3,016	1.8	4
Cadillac	74,132	1,343	0.8	2
Dodge	50,487	1,517	0.9	6
Subaru	42,724	1,568	0.9	2
Land Rover	31,858	488	0.3	3
Buick	26,641	747	0.4	5
Sprinter	23,519	453	0.3	6
Jaguar	17,077	310	0.2	4
Chrysler	14,720	390	0.2	6
Scion (1)	13,707	704	0.4	N/A
SEAT	11,389	980	0.6	2
Lincoln	9,364	199	0.1	3
Mazda	7,759	296	0.2	1
Peugeot	5,925	356	0.2	—
Skoda	4,486	304	0.2	—
Porsche	3,863	50	0.0	—
Volvo	3,099	63	0.0	1
Smart	2,126	127	0.1	2
Total	$6,046,075	172,053	100.0	210

(1)	The Scion brand is not considered a separate franchise, but rather is governed by our Toyota franchise agreements. We sell the Scion brand at our Toyota franchised locations.

Our diversity by manufacturer, based on new vehicle unit sales for the years ended December 31, 2016, 2015, and 2014, is set forth below:

	For the Year Ended December 31,
	2016	% of Total	2015	% of Total	2014	% of Total
Toyota	42,922	24.9%	46,157	26.5%	44,621	26.7%
BMW	23,305	13.5	20,283	11.6	19,125	11.5
Volkswagen	18,935	11.0	12,106	6.9	10,243	6.1
Ford	18,925	11.0	19,882	11.4	18,161	10.9
Honda	17,031	9.9	19,019	10.9	18,776	11.3
General Motors	12,811	7.4	13,307	7.6	10,691	6.4
Nissan	12,256	7.1	14,570	8.4	15,664	9.4
Daimler (1)	7,349	4.3	7,466	4.3	7,442	4.5
Hyundai	7,256	4.2	10,046	5.6	9,151	5.5
FCA US (formerly Chrysler)	6,801	4.0	7,962	4.6	7,268	4.4
Other	4,462	2.7	3,816	2.2	5,754	3.3
Total	172,053	100.0%	174,614	100.0%	166,896	100.0%

(1)	Daimler includes Mercedes-Benz, smart and Sprinter brands.
Our new vehicle unit sales mix was affected by our acquisitions and dispositions during 2016, 2015 and 2014.
Some new vehicles we sell are purchased by customers under lease or lease-type financing arrangements with third-party lenders. New vehicle leases generally have shorter terms, bringing the customer back to the vehicle market, and our dealerships specifically, sooner than if the vehicle purchase was debt financed. In addition, lease or lease-type customer financing arrangements provide our dealerships with a steady supply of late-model, off-lease vehicles to be sold as used vehicles. Generally, leased vehicles remain under factory warranty, allowing the opportunity for our dealerships to provide maintenance and repair services for the contract term. However, the penetration rate for other finance and insurance product sales on leases and lease-type customer financing arrangements tends to be less than in other financing arrangements (such as debt financed vehicles). We typically do not guarantee residual values on lease transactions. Lease vehicle unit sales represented 16.7%, 16.5% and 15.1% of our total new vehicle retail unit sales for the years ended December 31, 2016, 2015 and 2014, respectively.
Used Vehicle Sales, Retail and Wholesale
We sell used vehicles at each of our franchised dealerships. In 2016, we sold or lease-financed 129,131 used vehicles at our dealerships, and sold 57,339 used vehicles in wholesale markets. Our retail sales of used vehicles accounted for 11.2% of our gross profit in 2016. Used vehicles sold or lease-financed at retail typically generate higher gross margins on a percentage basis than new vehicles primarily because of their relatively limited comparability, which is dependent on a vehicle’s age, mileage and condition, among other things.
Valuations of used vehicles vary based on supply and demand factors, the level of new vehicle incentives, and the availability of retail financing and general economic conditions. Profit from the sale of used vehicles depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices and to effectively manage that inventory. Our new vehicle operations generally provide our used vehicle operations with a large supply of high-quality trade-ins and off-lease vehicles, and are the best source of high-quality used vehicles. Our dealerships supplement their used vehicle inventory with purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers. We continue to extensively utilize a common used vehicle management software tool in all of our U.S. dealerships with the goal to enhance the management of used vehicle inventory, focusing on the more profitable retail used vehicle business and reducing our wholesale used vehicle business. This internet-based software tool is an integral part of our used vehicle process, enabling our managers to make used vehicle inventory decisions based on real time market valuation data. It also allows us to leverage our size and local market presence by expanding the pool from which used vehicles can be sold within a given market or region within the U.S., effectively broadening the demand for our used vehicle inventory. In addition, this software supports increased oversight of our assets in inventory, allowing us to better control our exposure to declines in used vehicles market valuations, the values of which typically occur over time.
In addition to active management of the quality and age of our used vehicle inventory, we are focused on increasing the total lifecycle profitability of our used vehicle operations by participating in manufacturer certification programs where available. Manufacturer certified pre-owned (“CPO”) vehicles offer customers in the U.S. and U.K. the opportunity to purchase a used vehicle that has passed a rigorous array of manufacturer-defined tests, and that are eligible for manufacturer support, such as subsidized finance rates, the extension of manufacturer’s service warranty and other benefits. With the extended service warranty, the sale of CPO vehicles tends to generate better ongoing customer loyalty for maintenance and repair services at the selling dealership. CPO vehicles typically cost more to recondition, but sell at a premium compared to other used vehicles and are available only from franchised new vehicle dealerships. Our CPO vehicle sales in the U.S. and U.K. represented 27.2% of total U.S and U.K. used retail sales in 2016. CPO vehicles are not yet available in Brazil.
Parts and Service Sales
We sell replacement parts and provide maintenance and repair services at each of our franchised dealerships and provide collision repair services at the 38 collision centers that we operate. Our parts and service business accounted for 42.6% of our gross profit in 2016. We perform both warranty and non-warranty service work at our dealerships, primarily for the vehicle brand(s) sold at a particular location. Warranty, customer pay, collision business and wholesale accounted for 20.4%, 44.9%, 14.2% and 20.5%, respectively, of the revenues from our parts and service business in 2016. Our parts and service departments also perform used vehicle reconditioning and new vehicle enhancement services for which they realize a profit. However, the revenue for that internal work is eliminated from our parts and service revenue in the consolidation of our financial statements.
The automotive repair industry is highly fragmented, with a significant number of independent maintenance and repair facilities in addition to those of the franchised dealerships. We believe, however, that the increasing complexity of new vehicles, especially in the area of electronics, is making it difficult for many independent repair shops to retain the expertise necessary to perform major or technical repairs. We have made investments in recruiting, training, and retaining qualified technicians to work in our service and repair facilities. And, we have made investments in state of the art diagnostic and repair equipment to be utilized by these technicians.
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
Our strategy to capture an increasing share of the parts and service work performed by franchised dealerships and enhance profitability includes the following elements:

•
Focus on Customer Relationships; Emphasize Preventative Maintenance.   Our dealerships seek to retain customers of our new and used vehicles as ongoing clients of our parts and service departments. To accomplish this goal, we use computer systems that track the vehicle owners’ maintenance records and provide advance notice to them when their vehicles are due for periodic service. Our use of computer-based customer relationship management tools increases the reach and effectiveness of our marketing efforts, allowing us to target our promotional offerings to areas in which service capacity is under-utilized or profit margins are greatest. We continue to train our service personnel to establish relationships with their service clients to promote a long-term business relationship. And, we are focused on enhancing access to our service facilities by providing patrons with readily-accessible means to schedule service appointments. We believe our parts and service activities are an integral part of the customer service experience, allowing us to maintain ongoing relationships with our dealerships’ clients thereby deepening customer loyalty to the dealership as a whole.

•
Sell Vehicle Service Contracts in Conjunction with Vehicle Sales.   Our finance and insurance sales departments attempt to connect new and used vehicle customers with vehicle service contracts, and thereby secure repeat customer business for our parts and service departments.

•
Efficient Management of Parts Inventory.   Our dealerships’ parts departments support their vehicle sales and service departments, selling factory-approved parts for the respective vehicle makes and models. Parts are either used in repairs made in the service department, sold at retail to customers, or sold at wholesale to independent repair shops and other franchised dealerships. Our dealerships also frequently share parts with each other. Our dealerships employ parts managers who oversee parts inventories and sales. Software programs are used to monitor parts inventory, maximize sales, avoid obsolete and unused parts, and make the best use of manufacturer return procedures.

•
Expansion of Collision Center Operations. We plan to continue to grow our collision center operations. Expansion in this segment of the business is not restricted by franchise agreements or manufacturer relationships. We believe that our concentration of dealership operations in certain of the markets in which we operate significantly enhances the profit model opportunities for our collision center operations.

Finance and Insurance Sales
Revenues from our finance and insurance operations consist primarily of fees for arranging financing and selling vehicle service and insurance contracts in connection with the retail purchase of a new or used vehicle. Our finance and insurance business accounted for 26.4% of our gross profit in 2016. We offer a wide variety of third-party finance, vehicle service and insurance products in a convenient manner and at competitive prices. To increase transparency to our customers, we offer all of our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.
Financing.   We arrange third-party purchase and lease financing for our customers. In return, we receive a fee from the third-party finance company upon completion of the financing. These third-party finance companies include manufacturers’ captive finance subsidiaries, selected commercial banks and a variety of other third-parties, including credit unions and regional auto finance companies. Generally, we do not retain substantial credit risk after a customer has received financing. The fees we receive from the third-party finance companies are subject to chargeback, or repayment, to the finance company, if a customer defaults or prepays the financing contract, typically during some limited time period at the beginning of the contract term. We have negotiated incentive programs with some finance companies pursuant to which we receive additional fees upon reaching a certain volume of business.
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
New and Used Vehicle Inventory Financing
Our dealerships finance their inventory purchases through the Floorplan Line (defined below) of our Revolving Credit Facility (defined below), separate floorplan credit facility arrangements with manufacturers and other third-party financial institutions in the U.S., U.K. and Brazil. Our revolving syndicated credit facility matures in June 2021 and provides a total borrowing capacity of $1.8 billion, (the “Revolving Credit Facility”). The Revolving Credit Facility consists of two tranches: a maximum of $1.75 billion for vehicle inventory financing (“Floorplan Line”), as well as a maximum of $360.0 million and a minimum of $50.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). We utilize our Floorplan Line to finance up to 85% of the value of our used vehicle inventory in the U.S., and up to 100% of the value of all new vehicle inventory in the U.S., other than new vehicles purchased from Ford. The capacity under these two tranches can be re-designated within the overall $1.8 billion commitment, subject to the aforementioned limits. However, the amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants under the Revolving Credit Facility. We can expand the Revolving Credit Facility to its maximum commitment of $2.1 billion, subject to participating lender approval.
We have a floorplan arrangement with Ford Motor Credit Company (“FMCC”) that provides $300.0 million of floorplan financing capacity (“FMCC Facility”). We use the funds available under this arrangement to exclusively finance our U.S. inventories of new Ford vehicles sold by the lender’s manufacturer affiliate. The FMCC Facility is an evergreen arrangement that may be canceled with 30 days’ notice by either party. Should the FMCC Facility no longer be available to us for financing of our new U.S. Ford inventory, we could utilize the available capacity under our Floorplan Line to finance our new Ford vehicle inventory.
In addition, we finance certain rental vehicles in the U.S. through separate arrangements with the respective automobile manufacturers. We also utilize credit facilities with BMW Financial Services, Volkswagen Finance, FMCC and a third-party financial institution for the financing of new, used, and rental vehicle inventories associated with our U.K. operations.
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

Acquisition and Divestiture Program
We pursue an acquisition and divestiture program focused on delivering an attractive return on investment.
Acquisition Strategy.   We seek to acquire large, profitable, well-established dealerships and franchises that are leaders in their markets to:

•	enhance brand and geographic diversity with primary focus on import and luxury brands;

•	expand into geographic areas we currently do not serve;

•	expand our brand, product, and service offerings in our existing markets;

•	capitalize on economies of scale in our existing markets; and/or

•	increase operating efficiency and cost savings in areas such as used vehicle sourcing, advertising, purchasing, data processing, personnel utilization, and the cost of floorplan financing.
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
Recent Acquisitions. In 2016, we acquired 12 U.K. dealerships, inclusive of 15 franchises and opened two additional dealerships for two awarded franchises in our U.K. segment. We also acquired one dealership in Brazil, representing one franchise, and opened two additional dealerships in Brazil representing one acquired and two previously awarded franchises. The expected aggregate annualized revenues, estimated at the time of acquisition, for these acquisitions, were $660.0 million.
Divestiture Strategy.   We continually review the investments in our dealership portfolio for disposition opportunities, based upon a number of criteria, including:

•	the rate of return on our capital investment over a period of time;

•	location of the dealership in relation to existing markets and our ability to leverage our cost structure;

•	potential future capital investment requirements;

•	the brand; and

•	existing real estate obligations, coupled with our ability to exit those obligations or identify an alternate use for real estate.
While it is our desire to only acquire profitable, well-established dealerships, we have at times, acquired dealerships that do not fit our acquisition strategy in connection with the acquisition of a larger dealership group. We acquire such dealerships with the understanding that we may need to divest some or all of them at some future time. The costs associated with such potential divestitures are included in our analysis of whether we acquire all dealerships in the same acquisition. Additionally, we may acquire a dealership whose profitability is marginal, but which we believe can be increased through various factors, such as: (a) change in management, (b) expansion or improvement in facility operations, (c) relocation of facility based on demographic changes, (d) reduction in costs, and/or (e) sales training. If, after a period of time, a dealership’s profitability does not positively respond, we will seek to sell the dealership to a third party, or, in a rare case, surrender the franchise back to the manufacturer. In conjunction with the disposition of certain of our dealerships, we may also dispose of the associated real estate. Management constantly monitors the performance of all of our dealerships, and routinely assesses the need for divestiture. In connection with divestitures, we are sometimes required to incur additional charges associated with lease terminations or the impairment of long-lived and/or intangible, indefinite-lived assets. We continue to rationalize our dealership portfolio and focus on increasing the overall profitability of our operations.
Recent Dispositions.   During 2016, we disposed of five U.S dealerships, four dealerships in Brazil and one dealership in the U.K., with annualized revenues of approximately $240.0 million.
Competition
We operate in a highly competitive industry. In each of our markets, consumers have a number of choices when deciding where to purchase a new or used vehicle and how the purchase will be financed. Consumers also have options for the purchase of related parts and accessories, as well as the maintenance service and repair of vehicles. In the U.S., according to The

National Automobile Dealers Association, there were approximately 16,545 franchised automobile dealerships as of January 1, 2016, which was up from 16,396 as of January 1, 2015. In the U.K., according to the National Franchised Dealers Association, there were approximately 4,065 franchised dealerships as of January 1, 2016, which was down from 4,127 as of January 1, 2015. In Brazil, according to The National Association of Automobile Manufacturers, there were approximately 4,389 franchised automobile dealerships as of January 1, 2015, which was up from 4,364 as of January 1, 2014.
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
New and Used Vehicles.   We believe the principal competitive factors in the automotive retailing business are location, suitability of the facility, on-site management, the acceptance of a franchise to the market in which it is located, concentration of same franchises in the surrounding markets, service, price, and selection. In the new vehicle market, our dealerships compete with other franchised dealerships in their market areas, as well as auto brokers, leasing companies, and internet companies that provide referrals to, or broker vehicle sales with, other dealerships or customers. We are subject to competition from dealers that sell the same brands of new vehicles that we sell and from dealers that sell other brands of new vehicles that we do not sell in a particular market. Our new vehicle dealer competitors also have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we do. We do not have any cost advantage in purchasing new vehicles from vehicle manufacturers, and our franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area.
In the used vehicle market, our dealerships compete both in their local market and nationally, including over the internet, with other franchised dealers, large multi-location used vehicle retailers, local independent used vehicle dealers, automobile rental agencies, and private parties for the supply and resale of used vehicles.
Parts, Service and Collision Businesses.   We believe the principal competitive factors in the parts and service business are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer’s brands and models, accessibility and convenience, access to and use of technology required for certain repairs and services (e.g., software patches, diagnostic equipment, etc.), location, price, the competence of technicians, and the availability of training programs to enhance such expertise. In the parts and service market, our dealerships compete with other franchised dealers to perform warranty maintenance and repairs, conduct manufacturer recall services and sell factory replacement parts. Our dealerships also compete with other automobile dealers, franchised and independent service center chains, and independent repair shops for non-warranty repair and maintenance business. In addition, our dealerships sell replacement and aftermarket parts both locally and nationally over the internet in competition with franchised and independent retail and wholesale parts outlets. A number of regional or national chains offer selected parts and services at prices that may be lower than ours. Our collision centers compete with other large, multi-location companies, as well as local, independent, collision service operations.
Finance and Insurance. We believe the principal competitive factors in the finance and insurance business are convenience, interest rates, product availability, product knowledge and flexibility in contract length, further increasing the competition for customer financing. We face competition in arranging financing for our customers’ vehicle purchases from a broad range of financial institutions. Many financial institutions now offer finance and insurance products over the internet, which may reduce our profits from the sale of these products. We may be charged back for unearned financing, insurance contracts or vehicle service contract fees in the event of early termination of the contracts by customers.
Acquisitions.   We compete with other national dealer groups and individual investors for acquisitions. Increased competition, especially for certain luxury and import brands, may raise the cost of acquisitions. In the future, we cannot guarantee that there will be opportunities to complete acquisitions, nor are we able to guarantee that we will be able to complete acquisitions on terms acceptable to us.
Financing Arrangements and Indebtedness
As of December 31, 2016, our outstanding indebtedness, coupled with lease and other obligations totaled $3,593.6 million, including the following:

•	$1,072.1 million under the Floorplan Line of our Revolving Credit Facility;

•	$540.5 million in carrying value of 5.00% senior notes due 2022 (“5.00% Notes”);

•	$394.5 million of future commitments under various operating leases;

•	$327.3 million of estimated future interest payments on existing floorplan notes payable and other long-term debt obligations;

•
$321.9 million of mortgage term loans in the U.S., entered into independently with three of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), BMWFS, and FMCC, as well as several third-party financial institutions, primarily to finance the purchase of real estate;

•	$295.6 million in carrying value of 5.25% senior notes due 2023 (“5.25% Notes”);

•	$222.4 million under floorplan notes payable to various manufacturer affiliates and third-party financial institutions for foreign and rental vehicles;

•	$149.7 million under our FMCC Facility;

•	$50.4 million of mortgage term loans in the U.K. (collectively, “U.K. Notes”);

•	$47.6 million of capital lease obligations related to real estate, as well as $30.8 million of estimated interest;

•	$42.6 million of other short and long-term purchase commitments;

•	$37.1 million of letters of credit, to collateralize certain obligations, issued under the Acquisition Line;

•	$31.9 million of estimated future net obligations from interest rate risk management activities; as of December 31, 2016, the estimated fair value of such obligations was $24.4 million; and

•	$29.2 million of various other debt and other capital lease obligations;
As of December 31, 2016, we had the following amounts available for additional borrowings under our various U.S. credit facilities:

•	$367.9 million under the Floorplan Line of our Revolving Credit Facility, including $59.6 million of immediately available funds;

•
$322.9 million under the Acquisition Line of our Revolving Credit Facility, which is limited based upon a borrowing base calculation within certain debt covenants under the Revolving Credit Facility; and

•	$150.2 million under our FMCC Facility, including $25.5 million of immediately available funds.
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
Stock Repurchase Program
From time to time, our Board of Directors gives authorization to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. We are limited under the terms of the Revolving Credit Facility, certain mortgage term loans, 5.00% Notes and 5.25% Notes in our ability to make restricted payments, such as repurchase shares of our outstanding common stock and make payments of cash dividends to our stockholders, among other things. As of December 31, 2016, the restricted payment baskets limited us to $132.3 million in restricted payments. Generally, these restricted payment baskets will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases.
In February 2016, the Board of Directors approved a new authorization of $150.0 million, replacing the authorization remaining at that time. Under the authorizations, we repurchased 2,282,579 shares during 2016 at an average price of $55.90 per share, for a total of $127.6 million, leaving $22.4 million available for future repurchases as of December 31, 2016. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.
Dividends
During 2016, our Board of Directors approved four quarterly cash dividends. The first dividend was approved and paid at $0.22 per share, the second, third and fourth were increased to $0.23 per share for a total of $0.91 per share, or $20.0 million, for the year ended December 31, 2016. The payment of dividends in the future is subject to the discretion of our Board of Directors, after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments, and other factors. As noted above, we are also limited in our ability to make cash dividend payments to our stockholders under the terms of several of our debt financing arrangements.
Relationships and Agreements with our Manufacturers
Each of our U.S. dealerships operates under one or more franchise agreements with vehicle manufacturers (or authorized distributors). The franchise agreements grant the franchised automobile dealership a non-exclusive right to sell the manufacturer’s or distributor’s brand of vehicles and offer related parts and service within a specified market area. These franchise agreements also grant franchised dealerships the right to use the manufacturer’s or distributor’s trademarks in connection with their operations, and impose numerous operational requirements and restrictions relating to, among other things:

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
In general, the U.S. jurisdictions in which we operate have automotive dealership franchise laws that provide that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of dealer laws. If dealer laws are repealed in the states in which we operate in the U.S., manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or showing of good cause. Without the protection of dealer laws, it may also be more difficult for our dealers to renew their franchise agreements upon expiration. Further, U.S. federal law, including any federal bankruptcy law, may preempt U.S. state law and allow manufacturers greater freedom to terminate or not renew franchises.
The U.K. generally does not have automotive dealership franchise laws and, as a result, our U.K. dealerships operate without these types of specific protections. However, similar protections may be available as a matter of general U.K. contractual law. In addition, our U.K. dealerships are subject to European Union (“EU”) and U.K. antitrust rules prohibiting certain restrictions on the sale of new vehicles and spare parts and on the provision of repairs and maintenance across the EU. For example, authorized dealers are generally able to, subject to manufacturer facility requirements, relocate or add additional facilities throughout the EU, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on cross supplies (including on transfers of dealerships) between existing authorized dealers within the EU. However, certain restrictions on dealerships may be permissible provided the conditions set out in the relevant EU Block Exemption Regulations are met. On June 23, 2016, the British Citizens voted on a referendum in favor of exiting the E.U. The majority vote in favor of Brexit has created uncertainty in the global markets and in the regulatory environment in the U.K., as well as the overall European Union. The impact on our financial results and operations may not be known for some time, but could be adverse. In addition, automotive dealers in the U.K. rely on the legislative doctrine of Block

Exemption to govern market representation activities of competing dealers and dealer groups. To date, there has been no clear indication of how such legislation may be effected by Brexit, but a change to such legislation could be adverse.
The sale of vehicles in Brazil is regulated by federal law, commonly referred to in Brazil as the Ferrari Law. Such law sets forth the terms and conditions of distribution agreements executed among manufacturers and dealerships, specifically with regard to the distribution of cars, trucks, buses, tractors, motorbikes and similar vehicles. In addition, the Ferrari Law establishes the geographical area of a dealership, termination of distribution agreements and their consequences, among other things. Any contractual provision that conflicts with the Ferrari Law is considered void in Brazil. The distribution agreements contemplate the commercialization of vehicles and components fabricated by the manufacturer, the rendering of technical assistance relating to such products and the usage by the dealerships of the manufacturers’ brand. According to the Ferrari Law, distribution agreements may be executed for either a determined or an undetermined term. In the case of a distribution agreement executed for a determined term, its initial term may not be less than 5 years. At the end of this initial 5 year term, such distribution agreement will be automatically converted into an undetermined term distribution agreement, unless any of the parties thereto expressly waives such right with a 180 days prior notice. In the case of an early termination of a distribution agreement other than as a result of a persistent breach or force majeure, the Ferrari law entitles the non-breaching party to, among other things, certain termination payments.
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
Our dealership service departments perform vehicle repairs and service for customers under manufacturer warranties. We are reimbursed for the repairs and service directly from the manufacturer. Some manufacturers offer rebates to new vehicle customers that we are required, under specific program rules, to adequately document, support, and typically collect. In addition, some manufacturers provide us with incentives to order and/or sell certain models and/or volumes of inventory over designated periods of time. Under the terms of our dealership franchise agreements, the respective manufacturers are able to perform warranty, incentive, and rebate audits and charge us back for unsupported or non-qualifying warranty repairs, rebates or incentives.
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
The following table sets forth the percentage of our new vehicle retail unit sales attributable to our top five manufacturers in terms of percent of new vehicle retail units sold:

Manufacturer	Percentage of New Vehicle Retail Units Sold during the Year Ended December 31, 2016
Toyota	24.9%
BMW	13.5%
Ford	11.0%
Volkswagen	11.0%
Honda	9.9%

Governmental Regulations
Automotive and Other Laws and Regulations
We operate in a highly regulated industry. A number of U.S. state and federal laws and regulations affect our business and the business of our manufacturers. In every state in which we operate in the U.S., we must obtain various licenses in order to conduct our businesses, including dealer, sales and finance, and insurance licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operations, financing, insurance, advertising and employment practices. These laws and regulations include franchise laws and regulations, consumer protection laws, and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include U.S. federal and state wage-hour, anti-discrimination and other employment practices laws.
Our financing activities with customers are subject to U.S. federal truth-in-lending, consumer leasing, and equal credit opportunity laws and regulations, as well as state and local motor vehicle finance laws, installment finance laws, usury laws, and other installment sales laws and regulations. Some states in the U.S. regulate finance fees and charges that may be paid as a result of vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us, or our dealerships, by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct dealership operations and fines.
Our U.S. operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and the rules and regulations of various state motor vehicle regulatory agencies. The imported automobiles that we purchase in the U.S. are subject to U.S. customs duties, and in the ordinary course of our business, we may, from time to time, be subject to claims for duties, penalties, liquidated damages or other charges.
Our U.S. operations are subject to consumer protection laws known as Lemon Laws. These laws typically require a manufacturer or dealer to replace a new vehicle or accept it for a full refund within one year after initial purchase, if the vehicle does not conform to the manufacturer’s express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. U.S. federal laws require various written disclosures to be provided on new vehicles, including mileage and pricing information. We are aware that several states in the U.S. are considering enacting consumer “bill-of-rights” statutes to provide further protection to the consumer which could affect our profitability in such states.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established the Consumer Financial Protection Bureau (the “CFPB”) with broad regulatory powers. Although automotive dealers are generally excluded from the CFPB’s regulatory authority, we are required to comply with regulations applicable to privacy notices, and the CFPB acted to regulate automotive financing activities through its regulation of automotive finance companies and other financial institutions that service the automotive industry. The CFPB has issued regulatory guidance instructing financial institutions to monitor dealer loans for potential discrimination resulting from the system used to compensate dealers for assisting in the customer financing transaction. The CFPB has instructed lenders that, if discrimination is found, the lender would be required to change dealer compensation practices. In addition, the CFPB has announced its intention to regulate the sale of other finance and insurance products. If the result of either of these initiatives is to substantially restrict our ability to generate revenue from arranging financing for our customers for the purchase of vehicles and associated products and services, it could have a material adverse effect on our business and results of operations.
Environmental and Occupational Health and Safety Laws and Regulations
Our operations in the United States as well as the United Kingdom and Brazil involve the use, handling and storage of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires, and fuel. We contract for recycling and/or dispose of used fluids, filters and other waste materials generated by our operations. In the United States, our business is subject to numerous laws and regulations governing management and disposal of materials and wastes, protection of the environment and occupational health and safety. These laws and regulations affect many aspects of our operations, such as requiring the acquisition of permits or other governmental approvals to conduct regulated activities, restricting the manner in which we handle, recycle and dispose of our wastes, requiring capital and operating expenditures to construct, maintain and upgrade pollution control and containment equipment and facilities, imposing specific health and safety criteria addressing worker protection, and imposing substantial liabilities for pollution caused by our operations or attributable to former operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, imposition of investigatory, remedial and corrective action obligations, delays in permitting or in the performance of projects, and issuance of injunctions delaying, restricting or prohibiting some or all of our operations in affected areas. We may not be able to recover some or any of these costs from insurance.

Most of our dealerships utilize above-ground storage tanks, primarily for storing and dispensing petroleum-based products, and above-ground lifts used to raise vehicles. To a lesser extent, our dealerships use underground storage tanks and in-ground lifts. Storage tanks in the U.S. are subject to testing, containment, upgrading and removal requirements under the Resource Conservation and Recovery Act, or RCRA, and its state law counterparts. Similarly, below ground lifts may contain fluid reservoirs that may leak. RCRA imposes requirements relating to the handling and disposal of hazardous and non-hazardous wastes and requires us to comply with stringent and costly requirements in connection with our storage and recycling or disposal of the various used fluids, paints, batteries, tires, and fuels generated by our operations. Clean-up or other remedial action may be necessary in the event of leaks or other unauthorized discharges from storage tanks or other equipment operated by us. In addition, water quality protection programs under the Federal Water Pollution Control Act (commonly known as the Clean Water Act) and comparable state and local programs in the U.S. govern certain wastewater and storm water discharges from our operations, which discharges may require permitting. Similarly, certain sources of air emissions from our operations including, for example, paint booths, may be subject to permitting, monitoring and reporting requirements, pursuant to the federal Clean Air Act and related state and local laws. Certain health and safety standards imposed under the Federal Occupational Safety and Health Act or otherwise promulgated by the Occupational Safety and Health administration of the U.S. Department of Labor and related state agencies are also applicable to protection of the health and safety of our employees.
We generally conduct environmental studies on dealerships to be acquired regardless of whether we are leasing or acquiring the underlying real property, and as necessary, implement environmental management practices or remedial or corrective actions to reduce the risk of noncompliance with environmental laws and regulations. We currently own or lease, and in connection with our acquisition program anticipate in the future owning or leasing, properties that in some instances have been used for auto retailing and servicing for many years. Laws regarding the prevention of pollution or remediation of environmental contamination generally apply regardless of whether we lease or purchase the land and facilities. Although we, or our predecessors, may have utilized operating and disposal practices that were standard in the industry at the time, a risk exists that petroleum products and wastes such as new and used motor oil, transmission fluids, antifreeze, lubricants, solvents and motor fuels could have been spilled or released on, under or from the properties owned or leased by us or on, or under or from other locations where such materials were taken for recycling or disposal. Further, we believe that structures found on some of these properties may contain asbestos-containing materials, although in an undisturbed condition that does not require removal or other corrective action under applicable regulations. In addition, many of these properties have been operated by third parties whose use, handling and disposal of such petroleum products or wastes were not under our control. In the United States, these properties and the materials transported and disposed from, or released on, them may be subject to the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA,” also known as the Superfund law), RCRA and analogous state laws in the U.S., pursuant to which we could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial activities to prevent future contamination.
The trend in environmental regulation is to often place more restrictions and limitations on activities that may affect the environment. Consequently, any changes in environmental laws and regulations or re-interpretations of enforcement policies that result in more stringent and costly vehicular pollution control equipment or waste handling, storage, transport, disposal or remediation requirements, or delays or restrictions in permitting or performance of projects could have a material adverse effect on our business, results of operations and financial position. For example, vehicle manufacturers in the United States are subject to regulations adopted in 2012 by the U.S. Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) that establish greenhouse gas (“GHG”) emissions and corporate average fuel economy (“CAFE”) standards applicable to light-duty vehicles for model year 2017 through 2021, with procedure in place to extend the application of these standards through model year 2025. Pursuant to these regulations, the EPA and NHTSA are expected to conduct mid-term reviews in 2017 to determine the technological progress and economic implications for extending these standards to model years 2022-2025. On January 12, 2017, the EPA completed its mid-term review and signed a determination to maintain the current GHG emissions standards for model year 2022-2025 vehicles. Whereas the CAFE standards are designed to improve vehicle fuel economy, the GHG standards are based on determinations made by the EPA, that emissions of carbon dioxide and certain other gases, comprising GHGs, present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Moreover, climate-change legislation and regulatory changes have been made or are being considered at United States’ federal and state levels as well as at international levels. For example, in December 2015, the United States joined other countries of the United Nations in preparing an agreement requiring member countries to review and establish goals for limiting GHG emissions. This “Paris agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions but, rather includes pledges to voluntarily limit or reduce future emissions. Although it is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the Paris agreement, the adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of GHGs on vehicles and automotive fuels in the United States could adversely affect prices of and demand for the vehicles we sell.

Legal controls similar to those used in the United States and relating to the management and disposal of materials and wastes as well as protection of the environment exist in the United Kingdom and Brazil, where we also conduct operations. These legal controls as implemented and enforced in the United Kingdom and Brazil also affect many aspects of our operations in those countries. For example, with regards to the Paris agreement, the United Kingdom and Brazil each signed that agreement in April 2016. We may incur significant capital expenditures, operational costs and risks of liability and sanction as we seek to comply with those foreign-country environmental legal requirements.
Insurance and Bonding
Our operations expose us to the risk of various liabilities, including:

•	claims by employees, customers or other third parties for personal injury or property damage resulting from our operations; and

•	fines and civil and criminal penalties resulting from alleged violations of federal and state laws or regulatory requirements.
The automotive retailing business is also subject to substantial risk of real and personal property loss as a result of the significant concentration of real and personal property values at dealership locations. Under self-insurance programs, we retain various levels of risk associated with aggregate loss limits, per claim deductibles and claims handling expenses, including property and casualty, automobile physical damage, and employee medical benefits. In certain cases, we insure costs in excess of our retained risk under various contracts with third-party insurance carriers. Risk retention levels may change in the future as a result of changes in the insurance market or other factors affecting the economics of our insurance programs. Although we believe our insurance coverage is adequate, we cannot assure that we will not be exposed to uninsured losses that could have a material adverse effect on our business, results of operations and financial condition.
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
Employees
We believe our relationship with our employees is favorable. As of December 31, 2016, we employed 13,500 (full-time, part-time and temporary) people in the U.S., U.K. and Brazil, of whom:

•	1,702 were employed in managerial positions;

•	3,520 were employed in non-managerial vehicle sales department positions;

•	6,186 were employed in non-managerial parts and service department positions; and

•	2,129 were employed in administrative support positions.
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
For further discussion, please read “Item 1A. Risk Factors.”
Seasonality
We generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year in the U.S., in the first and third quarters in the U.K. and during the third and fourth quarters in Brazil. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. The first quarter is generally the weakest in Brazil, driven by heavy consumer vacations and activities associated with Carnival. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. For the U.K., the first and third calendar quarters tend to be stronger, driven by plate change months of March and September. As a result of all these factors, our consolidated revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. Other factors unrelated to seasonality, such as changes in economic condition, inventory availability, manufacturer incentive programs or shifts in governmental taxes or regulations may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income.
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
The automotive retail industry, and especially new vehicle unit sales, is influenced by general economic conditions, particularly consumer confidence, the level of personal discretionary spending, interest rates, fuel prices, supply conditions, unemployment rates and credit availability. During economic downturns, such as the recession the U.S. experienced in 2008 and much of 2009, retail new vehicle sales typically experience periods of decline characterized by oversupply and weak demand. In addition, periods of economic uncertainty, as well as volatility in consumer preference around fuel-efficient vehicles in response to volatile fuel prices, and concern about manufacturer viability, may adversely impact future consumer spending and result in a difficult business environment. Any tightening of the credit markets and credit conditions may decrease the availability of automotive loans and leases and adversely impact our new and used vehicle sales and margins. In particular, if sub-prime finance companies apply higher credit standards or if there is a decline in the overall availability of credit in the sub-prime lending market, the ability of consumers to purchase vehicles could be limited, which could have a material adverse effect on our business and results of operations.
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
In addition, local economic, competitive and other conditions affect the performance of our dealerships. Our results of operations depend substantially on general economic conditions and spending habits in those regions of the U.S. where we maintain most of our operations. Since a large concentration of our new vehicle sales are in the states of Texas and Oklahoma (43.3%) for the year ended December 31, 2016 which are dependent upon the oil and gas industry, the recent decline in commodity prices has had and could continue to have an adverse effect on our business and results of operations in those regions.
The recently inaugurated president of the U.S., President Donald Trump, has discussed with his advisers the idea of supporting a major tax reform package which would include a tax on products imported into the U.S. (“border adjustment tax”). A border adjustment tax would tax imported goods flowing into the U.S. at the existing corporate income tax rate and exempt exports flowing out from the U.S. The tax is designed to stimulate domestic economic production. Foreign companies with large U.S. customer bases, such as some of our manufacturers, as well as domestic retailers that rely heavily on imported goods, may have to pay a higher cost for their imported products in the short-to-medium term. Those increased costs may be passed on to our customers ultimately increasing the price of the products we sell. If such border adjustment tax were to be enacted and implemented in the U.S., it could adversely affect the volume of our new vehicles and parts sales, which could have an adverse effect on our operations and our business.
We are subject to a concentration of risk in the event of financial distress, merger, sale or bankruptcy, including potential liquidation, of, or other adverse economic impacts on, certain major vehicle manufacturers.
Toyota, Nissan, Honda, Ford, BMW, Volkswagen, Hyundai, Daimler, FCA US (formerly Chrysler) and General Motors dealerships represented approximately 97.3% of our total new vehicle retail units sold in 2016. In particular, sales of Toyota/Scion/Lexus new vehicles represented 24.9% of our new vehicle unit sales in 2016. The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our dealerships an attractive, high quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, incentives, floorplan assistance and advertising assistance. A discontinuation or change in our manufacturers’ warranty and incentive programs could adversely affect our business. Third, manufacturers provide product warranties and, in some cases, service contracts to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts and we bill the manufacturer directly as opposed to invoicing the customer. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our dealerships.
Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, reductions in access to capital or credit, labor strikes or similar disruptions (including within their major suppliers), supply shortages, rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations, natural disasters, or other adverse events. These and other risks could materially adversely affect the financial condition of any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could have a material adverse effect on our business, results of operations and financial condition.
We are dependent on our relationships with manufacturers and if we are unable to enter into new franchise agreements in connection with dealership acquisitions or maintain or renew our existing franchise agreements on favorable terms, our operations may be significantly impaired.
We are dependent on our relationships with manufacturers, which exercise a great degree of influence over our operations through the franchise agreements. For example, delays in obtaining, or failing to obtain, manufacturer approvals and franchise agreements for dealership acquisitions could adversely affect our acquisition program. In determining whether to approve an acquisition, manufacturers may consider many factors, including the moral character and business experience of the dealership principals, the financial condition, and ownership structure, as well as Customer Satisfaction Index scores, sales efficiency, and other performance measures of our other dealerships. Manufacturers may use these performance indicators, as well as sales performance numbers, as conditions for certain payments and as factors in evaluating applications for additional acquisitions. In unusual cases where performance indicators, such as the ones described above, are not met to the satisfaction of the manufacturer, certain manufacturers may either limit our ability to acquire additional dealerships or require the disposal of existing dealerships or both. From time to time, we have not met all of the manufacturers’ requirements to make acquisitions and have received requests to dispose of certain of our dealerships. In the event one or more of our manufacturers sought to prohibit future acquisitions, or imposed requirements to dispose of one or more of our dealerships, our acquisition and growth strategy could be adversely affected.
A manufacturer may also limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. For example, in the U.S., we may acquire only six primary Lexus dealerships or six outlets nationally. As of December 31, 2016, we owned three primary Lexus dealerships. Also, under the manufacturer’s interpretation of existing guidelines, as of December 31, 2016, we owned the maximum number of Toyota dealerships permitted in the Gulf States region, which is comprised of Texas, Oklahoma, Louisiana, Mississippi and Arkansas, as well as in the Boston region, which is comprised of Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont.
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
Finally, our franchise agreements do not give us the exclusive right to sell a manufacturer’s product within a given geographic area. Subject to state laws in the U.S. that are generally designed to protect dealers, a manufacturer may grant another dealer a franchise to start a new dealership near one of our locations, or an existing dealership may move its dealership to a location that would more directly compete against us. The location of new dealerships near our existing dealerships could have a material and adverse effect on our operations and reduce the profitability of our existing dealerships.
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
We will continue to need substantial capital in order to acquire additional automobile dealerships. We currently intend to finance future acquisitions by using cash generated from operations, borrowings under our Acquisition Line, proceeds from debt and/or equity offerings and/or issuing shares of our common stock as partial consideration for acquired dealerships. If potential acquisition candidates are unwilling to accept our common stock, we will rely solely on available cash or proceeds from debt or equity financings, which could adversely affect our acquisition program. Access to funding through the debt or equity capital markets could become challenging in the future. Also, in the future, the cost of obtaining money from the credit markets could increase if lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt at maturity on terms similar to current debt or at all, and reduce or, in some cases, cease to provide funding to borrowers. Accordingly, our ability to complete acquisitions could be adversely affected if the price of our common stock is depressed or if our access to capital is limited.
In addition, managing and integrating additional dealerships into our existing mix of dealerships may result in substantial costs, diversion of our management’s attention, delays, or other operational or financial problems. Acquisitions involve a number of special risks, including, among other things:

•	incurring significantly higher capital expenditures and operating expenses;

•	failing to integrate the operations and personnel of the acquired dealerships;

•	entering new markets with which we are not familiar;

•	incurring undiscovered liabilities at acquired dealerships, generally, in the case of stock acquisitions;

•	disrupting our ongoing business;

•	failing to retain key personnel of the acquired dealerships;

•	impairing relationships with employees, manufacturers and customers; and

•	incorrectly valuing acquired entities.
These risks could have a material adverse effect on our business, results of operations and financial condition. Although we conduct what we believe to be a prudent level of investigation regarding the operating condition of the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these acquired businesses.
We are subject to substantial regulations, which may adversely affect our business and results of operations.
A number of state and federal laws and regulations applicable to automotive companies affect our business. We are also subject to laws and regulations relating to business corporations generally. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory remedial obligations or the issuance of injunctions limiting or prohibiting our operations. In every jurisdiction in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales, finance and insurance-related licenses issued by government authorities. These laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices. Other laws and regulations include state franchise laws and regulations in the U.S., anti-trust laws and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as U.S. federal and state wage-hour, anti-discrimination and other employment practices laws. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of U.S. franchise laws. If U.S. franchise laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or showing of good cause. Without the protection of U.S. franchise laws, it may also be more difficult for us to renew our franchise agreements upon expiration. Further, U.S. federal law, including any federal bankruptcy law, may preempt state law in the U.S. and allow manufacturers greater freedom to terminate or not renew franchises. Furthermore, some states have initiated consumer “bill of rights” statutes which involve increases in our costs associated with the sale of vehicles, or decreases in some of our profit centers.
A substantial amount of our business is related to the real estate we own or lease to conduct our various automotive operations. Often times, the success of such automotive operations is dependent upon our ability to locate, purchase and lease real estate on favorable terms. We are highly dependent upon the availability of real estate in each of our automotive markets. Additionally, real estate we are interested in acquiring will be subject to local municipal laws of county, township, parish and other local municipalities that often times will govern what type of real estate we can purchase for our various automotive operations. Local ordinances, deed restrictions, zoning and other land use restrictions may prohibit the type of business permitted on a given leased or purchased property which can add to the challenge of locating appropriate real estate. The costs and length of time associated with changing the permitted use of a leased or purchased property may affect our ability to enter a market or expand our operations in an existing market. Our inability to locate, and lease or purchase additional suitable properties to meet the needs of our various automotive operations in multiple markets would adversely affect our business, results of operations and financial condition.

Our financing activities with customers are subject to U.S. federal truth-in-lending, consumer leasing and equal credit opportunity laws and regulations, as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws and regulations. Some states in the U.S. regulate finance fees and charges that may be paid as a result of vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us or our dealerships by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct dealership operations and fines.
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
In July 2010, the Dodd-Frank Act was signed into law and established the CFPB with broad regulatory powers in the U.S. Although automotive dealers are generally excluded from the CFPB’s regulatory authority, we are required to comply with regulations applicable to privacy notices, and the CFPB acted to regulate automotive financing activities through its regulation of automotive finance companies and other financial institutions that service the automotive industry. The CFPB has issued regulatory guidance instructing financial institutions to monitor dealer loans for potential discrimination resulting from the system used to compensate dealers for assisting in the customer financing transaction. The CFPB has instructed lenders that, if discrimination is found, the lender would be required to change dealer compensation practices. If this initiative substantially restricts our ability to generate revenue from arranging financing for our customers for the purchase of vehicles, the result could have an adverse effect on our business and results of operations.
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
Pursuant to the Dodd-Frank Act, the CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and exchange trading. To the extent we engage in such transactions that are or become subject to such rules in the future, we will be required to comply or to take steps to qualify for an exemption to such requirements. In addition, the Dodd-Frank Act, the CFTC and banking regulators established margin rules for uncleared swaps. Although we believe that we qualify for the end-user exceptions to the mandatory clearing and margin requirements with respect to swaps entered to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. If any of our swaps do not qualify for the commercial end-user exception, clearing our transactions or posting of initial or variation margin could impact our liquidity and reduce cash available for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flows. In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations. At this time, the impact of such regulations is not clear.
The full impact of the Dodd-Frank Act and related regulatory requirements upon our business will not be known until the regulations are implemented and the market for derivative contracts has adjusted. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on our financial condition, results of operations and cash available for distributions to our shareholders.
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
In the course of our operations in the United States, United Kingdom and Brazil, we generate, handle, store and recycle or dispose of various used products and wastes. These business activities are subject to stringent federal, regional, state and/or local laws, regulations and other controls governing the release of materials into the environment or otherwise relating to environmental protection. These laws, regulations and controls may impose numerous obligations upon our operations including the acquisition of permits to conduct regulated activities, the imposition of restrictions on where or how to manage or dispose of used products and wastes, the incurrence of capital expenditures to limit or prevent releases of such material, and the imposition of substantial liabilities for pollution resulting from our operations. Failure to comply with these laws, regulations, and permits may result in the assessment of sanctions, including administrative, civil, and criminal penalties, the imposition of investigatory remedial and corrective action obligations, delays in permitting or in the performance of projects and the issuance of injunctions limiting or preventing some or all of our operations in affected areas.
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
The trend in environmental regulation is to often place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations that result in more stringent and costly pollution control equipment or waste containment, management or disposal requirements could have a material adverse effect on our business, results of operation and financial condition. For instance, in the United States vehicle manufacturers are subject to federal regulations requiring GHG reduction and CAFE standards for light-duty vehicles for model years 2017 through 2021. Under these regulations, most manufacturers are required to modify their vehicle platforms and powertrains to achieve a fleet-wide average fuel efficiency equivalent of 44.7 miles per gallon by model year 2021. The EPA and NHTSA are expected to conduct mid-term reviews in 2017 to determine the technological progress and economic implications for extending these standards to model years 2022-2025, which extended standards will include meeting a proposed 2025 standards for fleet-wide average fuel efficiency equivalent of 54.5 miles per gallon. On January 12, 2017, the EPA completed its mid-term review and signed a determination to maintain the current GHG emissions standards for model year 2022-2025 vehicles. Similarly, these regulations impose fleet-wide average carbon dioxide emission tailpipe compliance levels of 243 grams per mile on model 2017 vehicles and would impose similar tailpipe compliance levels of 163 grams per mile on model year 2025 vehicles. These increased fuel efficiency and carbon dioxide, or GHG, reduction requirements are expected to increase the cost of new vehicles over time, which could potentially result in a reduction in new vehicle sales.
Whereas the CAFE standards are designed to improve vehicle fuel economy in the United States, the GHG standards are based on determinations made by the EPA that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Congress and numerous states have from time to time considered and — in the case of some states, adopted — legislation to restrict GHG. These laws generally take the form of cap and trade programs, requiring large sources of GHG emissions to purchase allowances or take steps to reduce emissions to comply with the cap. Climate-change legal requirements are also being considered on an international level. For example, in December 2015, the United States joined other countries of the United Nations in preparing an agreement requiring member countries to review and establish goals for limiting GHG emissions. This “Paris agreement” was signed by the United States, the United Kingdom and Brazil in April 2016 and the agreement entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions but, rather includes pledges to voluntarily limit or reduce future emissions. Although it is not possible at this time to predict how or when the United States, United Kingdom and Brazil might impose restrictions on GHGs as a result of the Paris agreement, the adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of the GHGs on vehicles and automotive fuels in the United States could adversely affect prices of an demand for the vehicles we sell, which could adversely affect our revenues and earnings. Please see “Item 1. Business — Governmental Regulations — Environmental and Occupational Health and Safety Laws and Regulations” for more information.
If we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected because we rely on the industry knowledge and relationships of our key personnel.
We believe our success depends to a significant extent upon the efforts and abilities of our executive officers, senior management and key employees, including our regional vice presidents. The unexpected or unanticipated loss of the services of one or more members of our senior management team could have an adverse effect on our business and impair the efficiency and productivity of our operations. We do not have key man insurance for any of our executive officers or key personnel. In addition, the market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. We do not have employment agreements with most of our dealership general managers and other key dealership personnel. Accordingly, the inability to retain key employees or the failure to attract qualified personnel could have an adverse effect on our business and may impact the ability of our dealerships to conduct their operations in accordance with our standards.
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
We do not have any cost advantage in purchasing new vehicles from vehicle manufacturers and typically rely on advertising, merchandising, sales expertise, service reputation, product demand and dealership location in order to sell new vehicles. Our franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. If competing dealerships expand their market share or are awarded additional franchises by manufacturers it could have a material and adverse effect on our business and results of operations.
In addition to competition for vehicle sales, our dealerships compete with franchised dealerships to perform warranty maintenance and repair services and with other automotive dealers, franchised and independent service center chains and independent garages for non-warranty repair and routine maintenance business. Our parts operations compete with other automotive dealers, service stores and auto parts retailers. We believe the principal competitive factors in the parts and service business are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer’s brands and models, convenience, access to and use of technology required for certain repairs and services, location, price, the competence of technicians and the availability of training programs to enhance such expertise. A number of regional or national chains offer selected parts and services at prices that may be lower than our dealerships’ prices. We also compete with a broad range of financial institutions in arranging financing for our customers’ vehicle purchases.
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
The protection of customer, employee, and our data is critical to our business. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across business units. In addition, customers have a high expectation that we will adequately protect their PII from cyber-attack or other security breaches. A significant breach of customer, employee, or our data could attract a substantial amount of media attention, damage our customer relationships and reputation, and result in lost sales, fines, or lawsuits.
In the ordinary course of business, we and our business affiliates receive significant PII about our customers in order to complete the sale or service of a vehicle and related products. We also receive PII from our employees. Numerous state and federal regulations in the U.S., as well as payment card industry and other vendor standards, govern the collection and maintenance of PII from consumers and other individuals. Although many companies across many industries are affected by malicious efforts to obtain access to PII, news reports suggest that the automotive dealership industry is a particular target of identity thieves. Moreover, there are numerous opportunities for a data security breach, including cyber-security breaches, burglary, lost or misplaced data, scams, or misappropriation of data by employees, vendors or unaffiliated third parties. Despite the security measures we have in place and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, or other events. Alleged or actual data security breaches can increase costs of doing business, negatively affect customer satisfaction and loyalty, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information, any of which could have a material adverse effect on our business, results of operations or financial condition.
Our business is sensitive to manufacturer recalls, and the effects such recalls have on the reputation of our manufacturers.
Our business is highly dependent on consumer demand and brand preferences of our manufacturer’s products. Manufacturer recall campaigns are a common occurrence that have accelerated in frequency and scope over the last several years. Manufacturer recall campaigns could adversely affect our new and used vehicle sales or customer residual trade-in valuations, could cause us to temporarily remove vehicles from our inventory available for sale, could force us to incur increased costs and could expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, sales and results of operations.
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
Based on the organization and management of our business, we determined that each of our regions represents a reporting unit for the purpose of assessing goodwill for impairment. In evaluating goodwill, we compare the carrying value of our reporting units to their respective fair values. To determine the fair value of our reporting units we use a combination of the discounted cash flow and market approaches. In addition, we evaluate the carrying value of our indefinite-lived, intangible franchise rights at a dealership level using a discounted cash flow based approach. Both these analyses are based upon a series of assumptions. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Accounting Estimates — Goodwill” and “Intangible Franchise Rights” for additional information regarding the assumptions that underlie our analysis.
Performance issues at individual dealerships, as well as broader economic and retail automotive industry trends can result in changes to the assumptions in our fair value estimates. In addition, until the full effect of our business practices, scale leverage and other cost savings initiatives can be realized, the carrying value of goodwill and other intangibles associated with an acquisition are generally more subject to impairment in the years immediately following the acquisition. For example, the decline in the Brazilian economy and retail auto industry since our acquisition of the Brazil dealerships in

March 2013 adversely impacted the results of the impairment test performed in the fourth quarter of 2015. As a result, in our fourth quarter 2015 impairment analysis, we determined that there had been material changes to the previous assumptions underlying the amount of goodwill and/or intangible assets associated with our Brazilian dealerships, and we wrote down the value of those assets, which resulted in a material non-cash impairment charge.
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
Borrowings under our credit facilities and various other notes payable bear interest based on a floating rate. Therefore, our interest expense would increase with any rise in interest rates. A rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, because many of our customers finance their vehicle purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues. To mitigate the impact, we have entered into derivative transactions to convert a portion of our variable-rate debt to fixed rates to partially mitigate this risk. In addition, we receive interest assistance from certain automobile manufacturers, which is reflected as a reduction in cost of sales on our statements of operations. Please see Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a discussion regarding our interest rate sensitivity.
Natural disasters and adverse weather events can disrupt our business.
Some of our dealerships are concentrated in states and regions in the U.S., U.K. and Brazil in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, snow storms, flooding, and hail storms) have in the past, and may in the future, disrupt our dealership operations. A disruption in our operations may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property value at dealership locations. Natural disasters and severe weather events have in the past and may in the future impair the value of our dealership property. Although we have, subject to certain limitations and exclusions, substantial insurance, including business interruption insurance, we may be exposed to uninsured losses that could have a material adverse effect on our business, results of operations and financial condition.
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

•	some of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of increasing interest rates;

•	we may be more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to changing market conditions and regulations; and

•	during periods of economic downturn, we may be more susceptible to a breach of our debt covenants and default on our indebtedness.
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
Over the past several years, we have significantly increased our operations outside the U.S market. Expanding our operations in the U.K. and Brazil are important elements of our growth strategy. Operations outside of the U.S. are subject to various risks which may not be present or as significant for operations within U.S. markets, and our exposure to these risks increases as we expand. Government actions, both in terms of policy-setting, as well as actions directly affecting our operations, and economic uncertainty in some geographic regions in which we operate, such as emerging markets, could result in the disruption of markets and negatively affect our results of operations and cash flows in those areas.
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
Our Consolidated Financial Statements reflect that our results of operations and financial position are reported in local currency and are converted into U.S. dollars at the applicable currency rate. Fluctuations in such currency rates may have a material effect on our results of operations or financial position as reported in U.S. dollars. Management evaluates the Company’s results of operations on both an as reported and a constant currency basis. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on constant currency basis. See Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Rates” for additional information on foreign currency exchange rate sensitivity.
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
In February 2013, we acquired UAB Motors Participações S.A. (“UAB Motors”), which allowed us to enter the Brazilian market. At the time we entered the Brazilian market, it was an emerging growth market. Since then, Brazil has experienced a significant economic downturn and is in the midst of a recession. Since February 2013, Brazil has experienced financial instability with significant currency fluctuations. There is no assurance that our future growth strategies in Brazil will be successful or that Brazil will return to a growth market in the near-term. If the Brazil financial recovery is longer than expected, it could have a material adverse effect on our business, results of operations and financial condition. See also “We are subject to risks associated with our non-U.S. operations that could have a material adverse effect on our business, results of operations and financial condition.” Further, our growth in emerging markets by acquisition of existing dealerships, such as our acquisition of UAB Motors, is subject to additional risk as discussed under “Our ability to acquire new dealerships and successfully integrate those dealerships into our business could adversely affect the growth of our revenues and earnings” above.
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

•	certain material changes in our business or extraordinary corporate transactions, such as a merger or sale of a material amount of our assets;

•	the removal of a dealership general manager without the consent of the manufacturer; and

•	a change in control of our Board of Directors or a change in management.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We presently lease our corporate headquarters, which is located at 800 Gessner, Suite 500, Houston, Texas. In addition, as of December 31, 2016, we had 210 franchises situated in 159 dealership locations throughout the U.S., U.K. and Brazil. As of December 31, 2016, we leased 86 of these dealership locations and owned the remainder. We have one location in Massachusetts, one location in Alabama, one location in California and one in Brazil where we lease the land, but own the building facilities. These locations are included in the leased column of the table below.

		Dealerships
Region	Geographic Location	Owned	Leased
East	Georgia	7	—
	Massachusetts	4	1
	New Jersey	4	—
	Louisiana	1	2
	Mississippi	3	—
	Florida	3	1
	South Carolina	3	—
	Maryland	2	—
	Alabama	1	1
	New Hampshire	1	2
		29	7
West	Texas	18	32
	Kansas	4	—
	Oklahoma	2	11
	California	2	5
	Louisiana	1	—
		27	48
International	United Kingdom	15	15
	Brazil	2	16
Total		73	86
We use a number of facilities to conduct our dealership operations. Each of our dealerships may include facilities for (1) new and used vehicle sales, (2) vehicle service operations, (3) retail and wholesale parts operations, (4) collision business operations, (5) storage and (6) general office use. Prior to 2005, we tried to structure our operations so as to avoid the ownership of real property. Since 2005, we have strategically increased the number of purchased properties particularly in relation to dealership acquisition activity to enhance our flexibility in managing performing and underperforming dealerships and control our costs. As a result, we own 45.9% of our dealership properties as of December 31, 2016. See Note 18 to our Consolidated Financial Statements, “Operating Leases.”
Since 2005, Group 1 Realty, Inc., one of our wholly-owned subsidiaries, has typically acquired the property in connection with our U.S. dealership acquisitions and relocations and acts as the landlord for those dealership operations. For the year ended December 31, 2016, we acquired $59.6 million of real estate, of which $20.4 million was purchased in conjunction with our dealership acquisitions. With these acquisitions, the capitalized value of the real estate used in operations that we own was $885.1 million as of December 31, 2016. Of this capitalized value, $644.2 million was mortgaged through our real estate related borrowing arrangements. The related mortgage indebtedness outstanding as of December 31, 2016 was $376.1 million, excluding unamortized debt issuance costs of $1.0 million.
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
In September 2015, Volkswagen admitted that certain of its diesel models were intentionally programmed to meet various regulatory emissions standards only during laboratory emissions testing. In late June 2016, Volkswagen agreed to pay up to an aggregate of $14.7 billion to settle claims stemming from the diesel emissions scandal. On October 25, 2016, a U.S. Federal judge approved this settlement. On or about September 30, 2016, Volkswagen agreed to allocate $1.21 billion among its 652 dealers for a class settlement in exchange for their agreement not to sue Volkswagen. In October 2016, we received notification from Volkswagen that we are entitled to receive, in the aggregate, approximately $13.2 million in connection with our current and prior ownership of seven Volkswagen dealerships in the U.S. As of February 12, 2017, we have received half of the compensation in a lump sum amount, and the rest of the compensation will be received in 18 monthly installments. The Volkswagen brand represented 1.7% of our total new vehicle retail unit sales during the year ended December 31, 2016.
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
Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “GPI.” There were 45 holders of record of our common stock as of February 13, 2017. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
The following table presents the quarterly high and low sales prices for our common stock, as reported on the New York Stock Exchange Composite Tape under the symbol “GPI” and dividends paid per common share for 2015 and 2016:

	High	Low	Dividends Declared
2015:
First Quarter	$90.67	$74.45	$0.20
Second Quarter	92.69	77.79	0.20
Third Quarter	97.34	81.10	0.21
Fourth Quarter	89.64	73.83	0.22
2016:
First Quarter	$75.70	$47.67	$0.22
Second Quarter	68.47	48.40	0.23
Third Quarter	64.19	47.31	0.23
Fourth Quarter	82.35	55.06	0.23
We expect comparable cash dividends to be paid in the future. However, payment of dividends in the future is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility, certain mortgage term loans, the 5.00% Notes and the 5.25% Notes in our ability to make restricted payments, such as cash dividend payments to our stockholders and the repurchase of shares of our outstanding common stock. As of December 31, 2016, the restricted payment baskets totaled $132.3 million. Generally, these restricted payment baskets will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases.

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
The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the S&P 500 Index and the peer group was $100 on the last trading day of December 2011, and that all dividends were reinvested. Performance data for Group 1 Automotive, Inc., the S&P 500 Index and for the peer group is provided as of the last trading day of each of our last five fiscal years.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS
AMONG GROUP 1 AUTOMOTIVE, INC., S&P 500 INDEX AND A PEER GROUP
TOTAL RETURN BASED ON $100 INITIAL INVESTMENT & REINVESTMENT OF DIVIDENDS

Measurement Date	Group 1 Automotive, Inc.	S&P 500	Peer Group
December 2011	$100.00	$100.00	$100.00
December 2012	120.96	116.00	128.02
December 2013	139.96	153.57	182.54
December 2014	178.19	174.60	217.04
December 2015	152.01	177.01	210.22
December 2016	158.84	198.18	202.38

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands, excluding commissions)
October 1 - October 31, 2016	—	$—	—	$22,394
November 1 - November 30, 2016	—	$—	—	$22,394
December 1 - December 31, 2016	—	$—	—	$22,394
Total	—	$—	—
(1)  In February 2016, the Board of Directors approved a new authorization of $150.0 million, replacing the authorization remaining at that time. Under the authorizations, we repurchased 2,282,579 shares during 2016 at an average price of $55.90 per share, for a total of $127.6 million, leaving $22.4 million available for future repurchases. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors. As shown in the table above, we did not purchase any shared during the three months ended December 31, 2016.

Item 6. Selected Financial Data
The following selected historical financial data as of December 31, 2016, 2015, 2014, 2013, and 2012, and for the five years in the period ended December 31, 2016, have been derived from our audited Consolidated Financial Statements. This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
		(In thousands, except per share amounts)
Income Statement Data:
Revenues	$10,887,612	$10,632,505	$9,937,889	$8,918,581	$7,476,100
Cost of sales	9,292,543	9,098,533	8,489,951	7,626,035	6,358,848
Gross profit	1,595,069	1,533,972	1,447,938	1,292,546	1,117,252
Selling, general and administrative expenses	1,170,763	1,120,833	1,061,964	976,856	848,446
Depreciation and amortization expense	51,234	47,239	42,344	35,826	31,534
Asset impairments	32,838	87,562	41,520	6,542	7,276
Income from operations	340,234	278,338	302,110	273,322	229,996
Other income and (expense):
Floorplan interest expense	(44,927)	(39,264)	(41,614)	(41,667)	(31,796)
Other interest expense, net	(67,936)	(56,903)	(49,693)	(38,971)	(37,465)
Loss on extinguishment of long-term debt	—	—	(46,403)	—	—
Other expense, net	—	—	—	(789)	—
Income from continuing operations before income taxes	227,371	182,171	164,400	191,895	160,735
Provision for income taxes	(80,306)	(88,172)	(71,396)	(77,903)	(60,526)
Net income	$147,065	$93,999	$93,004	$113,992	$100,209

Earnings per common share:
Basic:
Net income	$6.67	$3.91	$3.82	$4.72	$4.39
Diluted:
Net income	$6.67	$3.90	$3.60	$4.32	$4.19
Dividends per share	$0.91	$0.83	$0.70	$0.65	$0.59
Weighted average common shares outstanding:
Basic	21,161	23,148	23,380	23,096	21,620
Diluted	21,170	23,152	24,885	25,314	22,688

	December 31,
	2016	2015	2014	2013	2012
		(Dollars in thousands)
Balance Sheet Data:
Working capital	$97,470	$149,102	$101,958	$81,613	$150,852
Inventories	1,651,815	1,737,751	1,556,705	1,542,318	1,194,288
Total assets	4,461,903	4,396,716	4,127,198	3,796,762	3,001,413
Floorplan notes payable — credit facility and other (1)	1,077,028	1,154,960	1,103,630	1,086,906	856,698
Floorplan notes payable — manufacturer affiliates (2)	367,161	363,571	285,156	346,572	211,965
Long-term debt, including current portion (3)	1,269,027	1,251,555	1,078,235	697,511	575,835
Temporary Equity (4)	—	—	—	29,094	32,505
Stockholders’ equity	$930,200	$918,252	$978,010	$1,035,175	$860,284
Long-term debt to capitalization (5)	58%	58%	52%	40%	39%
(1) Includes immediately available funds of $59.6 million, $110.8 million, $39.6 million, $56.2 million, and $112.3 million, respectively, that we temporarily invest as an offset to the gross outstanding borrowings, as well as $4.9 million, $4.1 million, $5.5 million and $18.1 million as of December 31, 2016, 2015, 2014 and 2013, respectively, of floorplan borrowings under credit facilities with financial institutions in the U.K and Brazil.
(2) Includes immediately available funds of $25.5 million, $25.5 million and $22.5 million as of December 31, 2016, 2015 and 2014, respectively, that we temporarily invest as an offset to the gross outstanding borrowings.
(3) Includes the 5.00% Notes, 5.25% Notes, 3.00% Notes, 2.25% Notes, Acquisition Line, real estate related and other long-term debt and excludes short-term financing.
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
In preparation of our financial statements and reporting of our operating results in accordance with United States generally accepted accounting principles ("U.S. GAAP"), certain non-core business items are required to be presented. Examples of items that we consider non-core include non-cash asset impairment charges, gains and losses on dealership, franchise or real estate transactions, and catastrophic events such as hail storms, hurricanes, and snow storms. In order to improve the transparency of our disclosures, provide a meaningful presentation of results from our core business operations and improve period-over-period comparability, we have included certain adjusted financial measures that exclude the impact of these non-core business items. These adjusted measures are not measures of financial performance under U.S. GAAP, but are instead considered non-GAAP financial performance measures.
In addition, our results, which are reported in U.S. dollars, are impacted by fluctuations in exchange rates relating to our U.K. and Brazil segments. For example, if the British pound sterling were to weaken against the U.S. dollar, our U.K. results of operations would translate into less U.S. dollar reported results. During the twelve months ended December 31, 2016, the British pound sterling weakened against the U.S. dollar as the average exchange rate decreased 13.2% compared to the same period in 2015 from 0.65 to 0.74. The Brazilian real also weakened against the U.S. dollar as the average exchange rate declined 4.9% as compared to the same period in 2015 from 3.32 to 3.49. For the twelve months ended December 31, 2015, the British pound weakened against the U.S. dollar as the average rate decreased 7.7%, as compared to the same period in 2014. The Brazilian real also weakened against the U.S. dollar as compared to the same period in 2014 as the average rate declined 41.6%. As such, management evaluates the Company's results of operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our underlying business and results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our current period reported results for entities reporting in currencies other than U.S. dollars using comparative period exchange rates rather than the actual exchange rates in effect during the respective periods. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.
Our management uses these adjusted measures in conjunction with U.S. GAAP financial measures to assess our business, including communication with our Board of Directors, investors and industry analysts concerning financial performance. Therefore, we believe these adjusted financial measures are relevant and useful to users of the following financial information. For further explanation and reconciliation to the most directly comparable U.S. GAAP measures, see "Non-GAAP Financial Measures" below.
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
As of December 31, 2016, we owned and operated 210 franchises, representing 31 brands of automobiles, at 159 dealership locations and 38 collision centers worldwide. We own 146 franchises at 111 dealerships and 29 collision centers in the U.S., 41 franchises at 30 dealerships and eight collision centers in the U.K., and 23 franchises at 18 dealerships and one collision center in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, Oklahoma, South Carolina and Texas in the U.S., in 20 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo, Parana, Mato Grosso do Sul and Santa Catarina in Brazil.
Our typical acquisition strategy is to acquire large, profitable, well-established and well-managed dealerships that are leaders in their respective market areas. From January 1, 2012 through December 31, 2016, we have purchased 93 franchises with expected annual revenues, estimated at the time of acquisition, of $3.8 billion and been granted six new franchises by our manufacturer partners, with expected annual revenues, estimated at the time of acquisition, of $55.0 million. In 2016, we acquired 12 U.K. dealerships, inclusive of 15 franchises and opened two additional dealerships for two awarded franchises in our U.K. segment. We also acquired one dealership in Brazil, representing one franchise, and opened two additional dealerships in Brazil representing one acquired and two previously awarded franchises. The expected aggregate annualized revenues, estimated at the time of acquisition, for these acquisitions, were $660.0 million. We make disposition decisions based principally on the rate of return on our capital investment, the location of the dealership, our ability to leverage our cost structure, the brand, future capital investments required and existing real estate obligations. From January 1, 2012 through December 31, 2016, we disposed of or terminated 40 franchises with annual revenues of approximately $1.3 billion. Specifically, during 2016, we disposed five U.S. dealerships, four dealerships in Brazil and one dealership in the U.K., with annual revenues of approximately $240.0 million.
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
Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, as well as maintenance, repair and collision business. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, discretionary spending levels, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices, and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to continue to maintain and repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, as well as maintenance, repair and collision business. In addition, our ability to expediently adjust our cost structure in response to changes in new vehicle sales volumes also tempers any negative impact of such volume changes.
In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. For the U.K., the first and third calendar quarters tend to be stronger, driven by the vehicle license plate change months of March and September. For Brazil, we expect higher volumes in the third and fourth calendar quarters. The first quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic condition, manufacturer incentive programs and changes in currency exchange rates may exaggerate seasonal or cause counter-seasonal fluctuations in our consolidated reported revenues and operating income.
According to U.S. industry experts, the annual new light vehicle unit sales for 2016 increased 94 thousand units, or 0.5%, to 17.5 million units, compared to 17.4 million units in 2015. The U.K. economy represents the fifth largest economy in the world. Vehicle registrations in the U.K. increased 2.3% to 2.7 million during 2016 as compared to the same period a year ago. The majority vote in favor of the Referendum of the United Kingdom’s Membership of the European Union (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, created much uncertainty in the U.K., as well as the global markets. The U.K. industry's new vehicle sales experienced more volatility than normal following the Brexit vote. We expect industry sales to remain volatile in the near future and potentially down about 10% in 2017. In addition, the announcement of Brexit initially caused significant exchange rate fluctuations that resulted in the weakening of the British pound sterling, in which we conduct business in the U.K., against the U.S. dollar and other global currencies. The weakening of the British pound sterling has and may continue to adversely affect our results of operations, as well as have a negative impact on the pricing and affordability of the vehicles in the U.K. Volatility in exchange rates is expected to continue in the short term.
The Brazilian economy represents the ninth largest economy in the world. At present, the Brazilian economy is in recession and is facing many challenges. New vehicle registrations in Brazil declined 19.8% during 2016 as compared to the same period a year ago to 2.0 million. We expect macro-economic conditions in Brazil to remain challenged in the near term and automobile industry sales in 2017 to be about equal to 2016 levels. Longer term, we expect improvements in industry sales volumes and are utilizing a strategy of aligning with growing brands. In conjunction with this strategy, we added four franchises in Brazil during the twelve months ended December 31, 2016. These franchises are expected to generate approximately $20 million in annual revenues. In addition, since December 31, 2015, we have disposed of four franchises in Brazil. These four franchises combined to generate roughly $35.0 million in trailing twelve month revenues. We expect a positive net impact to our profitability from this adjustment to our portfolio.
On a consolidated basis for the year ended December 31, 2016, our total revenues increased 2.4% from 2015 to $10.9 billion and gross profit improved 4.0% to $1.6 billion. For the years ended December 31, 2015 and 2014, total revenues were $10.6 billion and $9.9 billion, respectively. For the years ended December 31, 2015 and 2014, gross profits were $1.5 billion and $1.4 billion, respectively. We generated net income of $147.1 million, or $6.67 per diluted common share for the year ended December 31, 2016, compared to $94.0 million, or $3.90 per diluted share for the year ended December 31, 2015 and $93.0 million, or $3.60 per diluted share for the year ended December 31, 2014. In addition to the matters described above, the following factors impacted our financial condition and results of operations in 2016, 2015, and 2014:
Year Ended December 31, 2016:

•
Non-cash Asset Impairments: Due to our determination that the fair value of indefinite-lived intangible franchise rights related to certain of our franchises did not exceed their carrying value, we recorded a $30.0 million pretax non-cash impairment charge, of which $19.9 million related to intangible franchise rights in our two U.S. reporting units and $10.1 million related to intangible franchise rights in our Brazil reporting unit. We also recognized a total of $2.8 million in pre-tax non-cash asset impairment charges related to impairment of various real estate holdings and other long-lived assets.

•
Catastrophic Events: Our results were negatively impacted by several catastrophic events. Insurance deductibles and other related expenses totaling $5.9 million were recognized as SG&A expenses as a result of vehicle damage from hailstorms and flooding in the U.S., during the year.

•
Real Estate and Dealership Transactions: We disposed of ten franchises: five in the U.S. segment, four in the Brazil segment and one in the U.K. segment. Primarily as a result of these dispositions, a net pre-tax gain of $2.7 million and net pre-tax losses of $0.8 million and $0.3 million, respectively, were recognized for the year ended December 31, 2016.

•
OEM Settlement: We recognized a net pre-tax gain of $11.7 million associated with the Volkswagen diesel emissions scandal claims settlement, in connection with our ownership of Volkswagen dealerships in the U.S.

•	Severance Costs: Negatively impacting our results was $2.0 million of severance costs paid to employees.

•	Foreign deferred income tax benefit: We recognized a tax benefit of $1.7 million associated with a dealership disposition in Brazil.
Year Ended December 31, 2015:

•
Non-cash Asset Impairments: As a result of our determination that the fair value of goodwill in our Brazil reporting units did not exceed its carrying value, we recorded a $55.4 million pretax non-cash asset impairment charge. In addition, as a result of our determination that the fair value of indefinite-lived intangible franchise rights related to certain of our dealership franchises did not exceed their carrying value, we recognized a $30.1 million pretax non-cash impairment charge, of which $18.1 million related to intangible franchise rights in our two U.S. reporting units and $12.0 million related to intangible franchise rights in our Brazil reporting unit. Also, we recognized $2.1 million in pre-tax non-cash asset impairment charges associated with non-operating real estate holdings and other long-lived assets of our existing dealership facilities. In total, we recognized $87.6 million in pretax non-cash impairment charges.

•
Catastrophic Events: Our results were negatively impacted by several catastrophic events. Insurance deductibles and other related expenses totaling $1.6 million were recognized as SG&A expenses as a result of snow storms and flooding in the U.S., during the year.

•
Real Estate and Dealership Transactions: We disposed of two U.S. dealerships and terminated one U.S. dealership franchise. We also terminated two franchises in Brazil. As a result, we recognized a pre-tax net gain on sale of dealerships and real estate transactions of $8.2 million, as a reduction of SG&A expenses. In addition, we disposed of real estate during the year and received cash proceeds of $3.3 million, recognizing a net gain of $0.2 million.

Year Ended December 31, 2014:

•
Extinguishment of Long-Term Debt: We extinguished our 2.25% Convertible Senior Notes due 2036 (“2.25% Notes”) and 3.00% Convertible Senior Notes due 2020 (“3.00% Notes”) and recognized an aggregate loss for 2014 of $46.4 million.

•
Non-cash Asset Impairments: Primarily related to our determination that the fair value of indefinite-lived intangible franchise rights related to certain of our franchises did not exceed their carrying value and an impairment charge was required, we recorded a $31.0 million pretax non-cash impairment charge. We also recognized a total of $10.5 million in pre-tax non-cash asset impairment charges related to impairment of various real estate holdings and other long-lived assets.

•
Non-Cash Interest Expense: Our 2014 results were negatively impacted by $7.2 million of non-cash interest expense relative to the amortization of the discount associated with our 2.25% Notes and 3.00% Notes prior to their extinguishment, representing the impact of the accounting for convertible debt as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt (“ASC 470”).

•
Catastrophic Events: Our results were negatively impacted by several catastrophic events. Insurance deductibles and other related expenses totaling $2.8 million were recognized as SG&A expense as a result of snow storms, windstorms, and hail damage in the U.S., during the year.

•	Real Estate and Dealership Disposition Transactions: Positively impacting our 2014 results was a pre-tax net gain on sale of dealerships of $13.3 million.

•	Foreign Deductible Goodwill: We recognized a $3.4 million tax benefit in 2014, as a result of a restructuring in Brazil that created tax deductible goodwill.

Key Performance Indicators
The following table highlights certain of the key performance indicators we use to manage our business:
Consolidated Statistical Data

	For the Year Ended December 31,
	2016	2015	2014
Unit Sales
Retail Sales
New Vehicle	172,053	174,614	166,896
Used Vehicle	129,131	124,153	109,873
Total Retail Sales	301,184	298,767	276,769
Wholesale Sales	57,339	57,226	54,602
Total Vehicle Sales	358,523	355,993	331,371
Gross Margin
New Vehicle Retail Sales	5.2%	5.1%	5.4%
Total Used Vehicle Sales	5.6%	5.8%	6.5%
Parts and Service Sales	53.9%	54.1%	52.8%
Total Gross Margin	14.7%	14.4%	14.6%
SG&A as a % of Gross Profit	73.4%	73.1%	73.3%
Adjusted SG&A as a % of Gross Profit (1)	73.7%	73.4%	73.9%
Operating Margin	3.1%	2.6%	3.0%
Adjusted Operating Margin (1)	3.4%	3.4%	3.4%
Pretax Margin	2.1%	1.7%	1.7%
Adjusted Pretax Margin (1)	2.3%	2.5%	2.5%
Finance and Insurance Revenues per Retail Unit Sold	$1,397	$1,368	$1,324
(1) See “Non-GAAP Financial Measures” for more details.
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references may be made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.
2016 compared to 2015
Our consolidated revenues from new vehicle retail sales increased 0.7% for the twelve months ended December 31, 2016, as compared to the same period in 2015, as growth in our U.K. segment was offset by declines in the U.S. and Brazil. Our new vehicle retail unit sales in the U.K. rose 68.8%, for the year ended 2016 as compared to 2015, primarily reflecting the acquisition of a dealership group in early February, as well as the overall strength of the auto retail industry in the U.K. during 2016 and the continued successful execution by our operating team on key initiatives. During the second half of 2016, the U.K. experienced more volatility than normal following the Brexit vote. However, industry sales in the U.K. experienced another record year with registrations of 2.7 million units, an increase of 2.3% as compared to the same period in 2015. Excluding the impact of acquisitions, for the twelve months ended December 31, 2016, new vehicle retail unit sales increased 9.1% in our U.K. segment. In the U.S. segment during the year ended December 31, 2016, new vehicle retail unit sales decreased 8.3% over the same period last year. The decline in our new vehicle retail unit sales was driven by our over-weight exposure to many energy-dependent markets in Texas and Oklahoma, which have been particularly soft as a result of depressed oil prices. For the twelve months ended December 31, 2016, our new vehicle unit sales in Texas were down 7.9%, while our Oklahoma unit sales were down 12.4% when compared to the same period a year ago. As a result, our U.S. revenues from new vehicle retail sales declined 4.5%, as the reduced volumes were partially offset with an increase in our average new vehicle retail sales price of 4.2%. The increase in our average sales price was primarily due to the shift in the mix of new retail units sold, as our truck unit sales increased to 56.5% of total new vehicle retail units sold for the twelve months ended December 31, 2016, as compared to 51.3% last year, generally correlating with lower gas prices. For the year ended December 31, 2016, Brazil new vehicle retail unit sales declined 26.7% and new vehicle retail revenues declined 21.0%, when compared to the same period in 2015, reflecting decreased consumer confidence, higher interest rates and continued weakness in the Brazilian economy. Consolidated new vehicle retail gross margin improved 10 basis points to 5.2%, for the twelve months ended December 31, 2016, as compared to the same period in 2015, driven by a 30 basis point increase in the U.S. segment. This was primarily attributable to our U.S. operating team that took a more disciplined approach to new vehicle pricing, which focused on increased gross profit per unit. As a result, we improved new vehicle gross profit per retail unit “PRU” sold in the U.S. by 10.1% for the year ended December 31, 2016, as compared to last year. The increase in the U.S. was partially offset by the competitive selling environment in the U.K., the worsening economic conditions in Brazil, and the impact of the change in exchange rates between periods.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our total revenues from used vehicle retail sales increased 4.5% for the twelve months ended December 31, 2016, as compared to the same period in 2015, as a result of growth in both our U.S. and U.K. segments. In the U.S., used vehicle retail revenues increased 1.7%, as a result of a 1.2% increase in the average used vehicle retail sales price coupled with a 0.5% increase in used vehicle retail units sold. Principal contributors to these improvements were an increase in the number of off-lease vehicles which provided our U.S. dealerships with a better supply of late model, lower mileage units in the first part of 2016 and an overall strong performance by our operating teams. The U.K. generated increases in used vehicle retail revenue of 23.6%, primarily reflecting the acquisition of a dealership group in early February, as well as an exceptional performance by our operating team. The increase in the U.K., as measured in U.S. dollars, was dampened by the impact of exchange rates between periods. In Brazil, our used vehicle retail revenues declined by 2.3%, for the twelve months ended December 31, 2016, due to the impact of the change in the currency rates between periods. On a constant currency basis, used vehicle retail sales increased 2.4% for year ended December 31, 2016, compared to the same period in 2015. Total used vehicle retail gross profit increased 1.7% for the twelve months ended December 31, 2016, as improvements in used vehicle retail unit sales were partially offset by a decline in used vehicle retail gross profit PRU of 2.3%. The decline in used vehicle retail gross profit PRU primarily reflects a decline of 11.1% in the U.K., as compared to the same period in 2015 that was driven by the change in the exchange rates between periods. On a constant currency basis, used vehicle retail gross profit PRU in the U.K. remained flat for the year ended 2016, as compared to prior year. In Brazil, used vehicle retail gross profit PRU increased 52.0% for the twelve months ended December 31, 2016 in Brazil primarily due to improved sales processes and the overall strong performance of our operating team. In the U.S., used vehicle gross profit PRU declined 1.7% for the year ended December 31, 2016 when compared to a year ago. The used vehicle gross profit PRU decline in the U.S. was primarily a result of an increasingly competitive selling environment. The rise in U.S. supply of used vehicle inventory during the fourth quarter of 2016 was particularly challenging in our more car-centric brands, such as Toyota.
Our parts and service sales increased 6.3% for the twelve months ended December 31, 2016 as compared to the same periods in 2015. This growth was driven by increases in all aspects of our business: customer-pay parts and service, warranty parts and service, collision and wholesale parts. Primarily, these increases were due to the execution of key management initiatives, dealership acquisition activity, a rise in the number of units being recalled, and growth in the number of the late-model vehicles in operation, which tend to more consistently return to the dealership for warranty, maintenance and repair services. The increase in our customer-pay parts and service and wholesale parts revenues was driven by the U.S. segment, primarily as a result of the execution of management initiatives. These initiatives in the U.S. include focusing on customer relationships utilizing computer-based customer relationship management tools and an emphasis with customers on preventive maintenance. Further, the growth we have achieved in our finance and insurance portion of the business, specifically the increase in sales of our vehicle service contracts, secures repeat customer business for our parts and service departments. During 2016, our warranty parts and service revenues were bolstered from high volume recall campaigns by manufacturers in the U.S. and Brazil, particularly in our Toyota, Ford, Nissan, Honda, Mercedes-Benz, and General Motor brands. Additionally, as manufacturer paid maintenance programs continue to expand in the U.S., there has been an ongoing shift of business from our customer-pay to our warranty parts and service business. The increase in our collision business was primarily the result of enhanced operational processes, the addition of technicians to add operating capacity, and the expansion of our relationships with insurance providers. The increase in wholesale parts revenues was primarily due to increased focus and better overall management of this portion of our business in a few key markets in our U.S. segment. Our parts and service gross margin decreased 20 basis points for the twelve months ended December 31, 2016, as compared to the same period in 2015, driven primarily by a decline in the U.S. parts and service gross margin of 30 basis points, partially offset by an increase of 60 basis points in the U.K. The decline in our U.S. parts and service gross margin was primarily the result of less lucrative, Original Equipment Manufacturer ("OEM") paid recall warranty campaigns in 2016 as compared to those in 2015. And, as a result of a decline in U.S. retail new and used unit sales, our internal work contributed relatively less to the overall gross profit of our parts and service business in 2016. The increase in the U.K. during 2016 reflects a mix shift away from lower margin wholesale parts business towards customer-pay business that generates higher margins on a relative basis.
Our consolidated finance and insurance revenues PRU sold increased 2.1% for the twelve months ended December 31, 2016, as compared to the same period in 2015. Growth in both our income per contract and penetration rates on many of our product offerings was partially offset by an increase in our overall chargeback experience. We generated a 4.9% increase in finance and insurance revenues PRU to $1,599 in the U.S. and a 15.9% improvement in Brazil. These improvements were partially offset by a 2.2% decline in finance and insurance revenues PRU in the U.K, coupled with the mix effect of a relatively greater contribution from our U.K. segment. The 2.2% decline in the PRU in the U.K. was directly related to the change in exchange rates between periods, as on a constant currency basis, our finance and insurance revenues PRU improved 10.6%.
Our total consolidated gross margin increased 30 basis points for the twelve months ended December 31, 2016, to 14.7%, as compared to the same period in 2015. Declines in the parts and service and used vehicle sectors of our business were more than offset by improvements in our new vehicle results.
Our consolidated SG&A expenses increased in absolute dollars by 4.5% for the twelve months ended December 31, 2016, as compared to the same period in 2015, primarily as a result of the incremental number of dealerships owned and operated and increased personnel costs, as well as higher insurance deductible charges in the U.S. relating to catastrophic events. The increase in personnel costs was primarily driven by commission payments that grew as a result of higher new vehicle margins, as well as severance costs. Consolidated SG&A expenses increased in 2016 compared to 2015 also as a result of a decline in the gains recognized on real estate and dealership transactions in 2016 when compared to 2015. Further, during 2016, we experienced additional loaner vehicle costs as we continued to service a large amount of customers affected by recalled vehicles. Offsetting these increases, we recorded a net gain of $11.7 million in the fourth quarter of 2016 relative to a settlement with an OEM. For the twelve months ended December 31, 2016, our consolidated SG&A expenses as a percentage of gross profit increased 30 basis points on both a U.S. GAAP and adjusted basis to 73.4% and 73.7%, respectively, as compared to the same period a year ago. These increases were partially due to the mix effect of a greater contribution from our U.K. operations that inherently have a higher cost structure, as well as the additional U.K. dealerships acquired in 2016. As a partial offset, SG&A as a percent of gross profit in our U.S. segment improved 40 basis points on both a U.S. GAAP and adjusted basis to 71.2% and 71.7%, respectively.
The combination of all of these factors, as well as non-cash asset impairments of $32.8 million, resulted in an operating margin of 3.1% for the twelve months ended December 31, 2016. This reflects a 50 basis-point improvement compared to the same period in 2015. On an adjusted basis, operating margin remained flat for the twelve months ended December 31, 2016, as compared to the same period in 2015, at 3.4%.
Floorplan interest expense increased 14.4% for the year ended December 31, 2016, as compared to the same period in 2015, primarily driven by the U.S. and U.K., due to a higher average London Interbank Offered Rate (“LIBOR”) interest rate in the U.S. when compared to 2015 and the impact of acquisitions in the U.K. segment in early 2016. For the twelve months ended December 31, 2016, the increase in our consolidated floorplan interest expense was also attributable to an increase in our supply of luxury brand units beginning in the fourth quarter of 2015, as our OEM partners redirected additional supply to the U.S. and U.K. to offset weakness in other global markets. By the end of 2016, however, we had worked our way through this oversupply of inventory and as a result for the three months ended December 31, 2016 as compared to the same period in 2015, our weighted average floorplan borrowings outstanding declined by $82.3 million. Furthermore, for most of 2016, several manufacturers issued stop sales on a number of vehicle models, due to recall campaigns, which contributed to an increase in our new and used vehicle inventory as compared to the same period in 2015. The increases in the U.S. and U.K. were offset by a decline in Brazil as a result of improvements in vehicle inventory management processes. Other interest expense, net increased 19.4% for the twelve months ended December 31, 2016, as compared to the same periods in 2015, primarily attributable to interest incurred on our 5.25% Notes offerings. As a partial offset, the vast majority of the proceeds from the 5.25% Notes offering was used to fund the outstanding borrowings of the Company’s Acquisition Line and pay off certain mortgages. We address these items further, and other variances between the periods presented, in the “Results of Operations” section below.
2015 compared to 2014
Our consolidated revenues from new vehicle retail sales increased 4.5% for the twelve months ended December 31, 2015, as compared to the same period in 2014. This growth was primarily a result of better industry conditions in both the U.S. and the U.K., dealership acquisition activity, and the continued execution of key initiatives by our operating team. U.S. industry sales rose 5.8% to a then-record 17.4 million units for the year ended 2015 as compared to 16.5 million units in 2014. In the U.K., industry sales also set a record at that time with registrations increasing 6.3% to 2.6 million units as compared to the same period in 2014. In the U.S. and U.K., our new vehicle retail unit sales rose 5.1% and 27.3%, for the year ended December 31, 2015, respectively, from 2014 levels. Our new vehicle unit sales growth in the U.S. and U.K. was partially offset by a 19.2% decline in Brazil for the year ended December 31, 2015 as compared to the same period in 2014. The decline in Brazil reflects overall weaker economy and industry unit sales and dealership dispositions. In Brazil, industry sales declined for the year ended December 31, 2015 by 25.6%, as compared to the same period in 2014, to 2.5 million units. This decline was primarily due to decreased consumer confidence, higher interest rates and the expiration of the government sponsored auto purchase tax incentive at the end of 2014. Consolidated new vehicle retail gross margin declined 30 basis points to 5.1% for the twelve months ended December 31, 2015, as compared to the same period in 2014, primarily reflecting the competitive selling environments in most of the U.S. and U.K. markets in which we operate.

Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. The improving industry conditions in the U.S. and U.K. that have benefited new vehicle sales also supported used vehicle demand. As a result, our revenues from used vehicle retail sales increased 13.5% for the twelve months ended December 31, 2015, as compared to the same period in 2014. We generated increases of 14.6% and 24.1% in the U.S. and U.K., respectively. These increases were partially offset by a 29.7% decline in Brazil, as the result of weaker exchange rates in 2015. On a constant currency basis, Brazil's used vehicle retail revenues were relatively flat for the year ended December 31, 2015, compared to the same period in 2014. Used vehicle retail gross profit increased for the twelve months ended December 31, 2015, primarily as a result of growth in used vehicle retail unit sales of 13.0%, reflecting increases of 12.1% and 30.7% in the U.S. and U.K., respectively. These improvements in used vehicle retail unit sales were partially offset by a decline in used vehicle retail gross profit per retail unit ("PRU") of 8.4% for the twelve months ended December 31, 2015, reflecting declines of 6.3%, 16.3% and 44.4% in the U.S., U.K. and Brazil, respectively, as compared to the same period in 2014.
Our parts and service sales increased 5.4% for the twelve months ended December 31, 2015, as compared to 2014. This growth was driven by increases in all aspects of our business: warranty parts and service, wholesale parts, customer-pay parts and service, and collision business. Generally, this is due to the execution of key management initiatives, dealership acquisition activity, an increase in the number of units being recalled by manufacturers (which can only be repaired by franchised dealerships), and growth in the number of the late-model vehicles in operation (which tend to more consistently return to the dealership for warranty, maintenance and repair services). Specifically, during 2015, our warranty parts and service revenues were bolstered from high volume recall campaigns by a number of manufacturers in each of our regions, including BMW, Toyota, Honda, Acura, Ford, and FCA US (formerly Chrysler). Additionally, as manufacturer paid maintenance programs continue to expand in the U.S., our parts and service business shifts from customer-pay to warranty. The increase in our collision business was the result of enhanced operational processes, the addition of technicians to add operating capacity and the expansion of our relationships with insurance providers. The increase in our customer-pay parts and service and parts wholesales revenues was driven by improvements in the U.S., primarily as a result of the execution of management initiatives and dealership acquisition activity. Our parts and service gross margin increased 130 basis points for the twelve months ended December 31, 2015, as compared to 2014 predominantly driven by improvements in the U.S. of 120 basis points. These increases in U.S. gross margin were primarily due to improved profitability in both our customer-pay parts and service wholesale parts businesses, as well as a higher volume of internal work between the parts and service departments and the new and used vehicle departments of our dealerships, which stemmed from improved new and used retail vehicle sales volumes.
For the twelve months ended December 31, 2015 as compared to the same period a year ago, our consolidated finance and insurance revenues increased 11.5%, due to a 7.9% increase in retail unit sales and a 3.3% increase in finance and insurance revenues PRU. These improvements were primarily driven by our U.S. and U.K. segments. In the U.S., finance and insurance revenues increased 12.2%, reflecting an 8.0% increase in new and used retail unit sales and a 3.9% increase in finance and insurance revenues PRU driven by increases in income per contract and penetration rates. In the U.K., our finance and insurance revenues improved 27.0%, explained by a 28.7% increase in new and used retail sales volume. These increases were partially offset by a 36.2% decline in our finance and insurance revenues in Brazil, driven by a 16.5% decrease in new and used retail unit sales and a 23.5% decline in finance and insurance revenues PRU. The decline in the Brazilian finance and insurance revenues PRU is more than explained by the change in exchange rates between periods as the finance and insurance revenues PRU increased 8.5% on a constant currency basis.
Our total consolidated gross margin decreased 20 basis points for the twelve months ended December 31, 2015 to 14.4%, as compared to 2014. Improvements in the parts and service, as well as finance and insurance sectors of our business were more than offset by declines in new and used retail vehicle margins.
Our consolidated SG&A expenses increased in absolute dollars for the twelve months ended December 31, 2015, as compared to the same period in 2014, primarily as a result of dealership acquisitions, as well as higher vehicle sales volumes. Consolidated SG&A expenses increased in 2015 compared to 2014 also as a result of a $5.0 million decline in the gains recognized on real estate and dealership transactions and also due to a legal settlement of $1.0 million. For the twelve months ended December 31, 2015, our consolidated SG&A expenses as a percentage of gross profit fell on a U.S. GAAP basis by 20 basis points to 73.1% and on an adjusted basis by 50 basis points to 73.4% as compared to the same period in 2014, primarily reflecting the leverage of our cost structure with the improved gross profit, as well as a reduction in charges for catastrophic events and severance costs.
The combination of all of these factors, including non-cash asset impairments of $87.6 million for the twelve months ended December 31, 2015, resulted in an operating margin of 2.6%, which is a 40 basis-point decline, as compared to the same period in 2014. On an adjusted basis, operating margin remained flat for the twelve months ended December 31, 2015 as compared to the same period in 2014, at 3.4%.

For the twelve months ended December 31, 2015, floorplan interest expense decreased 5.6%, as compared to the same period in 2014. This decline was primarily driven by Brazil, as a result of improvements in floorplan and cash management processes and the change in exchange rates between periods. Other interest expense, net increased 14.5% for the twelve months ended December 31, 2015, as compared to the same period in 2014, primarily attributable to interest incurred on our 5.00% Notes offering. The vast majority of the proceeds from the 5.00% Notes offering was used to extinguish our 2.25% Notes and our 3.00% Notes during the second and third quarters of 2014. In addition, other interest expense, net increased for the year ended December 31, 2015, as compared to 2014, due to additional mortgage borrowings associated with recent dealership acquisitions and purchases of existing leased properties. Further contributing to the increase in other interest expense, net, was the interest related to our 5.25% Note offering that was executed in December 2015 to fund the payoff of outstanding borrowings on the Company’s Acquisition Line, to payoff certain mortgages, to contribute to the Company’s floorplan offset accounts and for general corporate purposes.
Recent Accounting Pronouncements
Refer to Note 2 of our Consolidated Financial Statements, “Summary of Significant Accounting Polices and Estimates,” for a discussion of those most recent pronouncements that impact us.
Critical Accounting Policies and Accounting Estimates
The preparation of our financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates. The following is a discussion of our critical accounting estimates and policies.
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
We arrange financing for customers through various institutions and receive financing fees based on the difference between the loan rates charged to customers and wholesale financing rates set by the financing institution. In addition, we receive fees from the sale of insurance and vehicle service contracts to customers. Revenues from these fees are recorded at the time of the sale of the vehicles as finance and insurance revenue earned. We may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. A reserve for future amounts which might be charged back is established based on our historical chargeback results and the termination provisions of the applicable contracts. While chargeback results vary depending on the type of contract sold, a 10% increase in the historical chargeback results used in determining estimates of future amounts which might be charged back would have increased the reserve at December 31, 2016 by $3.8 million. Further, through agreements with certain vehicle service contract administrators, we earn volume incentive rebates and interest income on reserves, as well as participate in the underwriting profits of the products.
Inventories. New, used and demonstrator vehicle inventories are carried at the lower of specific cost or market and are removed from inventory using the specific identification method in the Consolidated Balance Sheets. Parts and accessories inventories are valued at lower of cost (determined on a first-in, first-out basis) or market in the Consolidated Balance Sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. Additionally, we receive interest assistance from some of our automobile manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on our Consolidated Balance Sheets and as a reduction to cost of sales in our Statements of Operations as the vehicles are sold. At December 31, 2016 and 2015, inventory cost had been reduced by $9.6 million and $10.3 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales was reduced by $49.2 million, $50.5 million, and $45.1 million for interest assistance received related to vehicles sold for the years ended December 31, 2016, 2015, and 2014, respectively. The interest assistance over the past three years has ranged from approximately 90% of our quarterly floorplan interest expense in the first quarter of 2014 to 139.9% for the third quarter of 2015.
Since the market value of inventory typically declines over time, we establish new and used vehicle reserves based on our historical loss experience and considerations of current market trends. These reserves are charged to cost of sales and reduce the carrying value of inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which we operate is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via our used vehicle management software and the industry expertise of the responsible used vehicle manager. Valuation risk is partially mitigated, by the speed at which we turn this inventory. At December 31, 2016, our used vehicle days’ supply was 35 days.
We incur shipping costs in connection with selling parts to customers. The cost of shipping these parts is included in cost of sales on the Consolidated Statements of Operations.
Goodwill. Each of our four regions represents a reporting unit for the purpose of assessing goodwill for impairment. Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Annually in the fourth quarter, based on the carrying values of our regions as of October 31st, we perform a fair value and potential impairment assessment of goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the intangible asset has occurred (i.e., an impairment indicator).
In evaluating goodwill for impairment, we compare the carrying value of the net assets of each reporting unit to its respective fair value, which is calculated by using unobservable inputs based upon our internally developed assumptions. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, we proceed to step two of the impairment test. Step two involves allocating the calculated fair value of the reporting unit to all of the tangible and identifiable intangible assets of the reporting unit, as if the calculated fair value was the purchase price in a business combination. Then we compare the value of the implied goodwill resulting from this second step to the carrying value of the goodwill in the reporting unit. To the extent the carrying value of the goodwill exceeds its implied fair value under step two of the impairment test, a non-cash impairment charge equal to the difference is recorded.
We use a combination of the discounted cash flow, or income, approach (80% weighted), and the market approach (20% weighted) to determine the fair value of our reporting units. Included in the discounted cash flow approach are assumptions regarding revenue growth rates, future gross margins, future SG&A expenses and an estimated weighted average cost of capital (“WACC”). We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Specifically, with regards to the valuation assumptions utilized in the income approach for the U.S. reporting units (which represents our largest two reporting units) as of October 31, 2016, we based our analysis on an estimate of industry sales of 17.3 million units in 2017, remaining flat for the remainder of the forecasted years. For the market approach, we utilize recent market multiples of guideline companies for both revenue and pretax net income. Each of these assumptions requires us to use our knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for our operations. If any one of the above assumptions change or fails to materialize, the resulting decline in the estimated fair value could result in a material non-cash impairment charge to the goodwill associated with our reporting unit(s).
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
Intangible Franchise Rights. Our only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. We expect these franchise agreements to continue for an indefinite period and, for agreements that do not have indefinite terms, we believe that renewal of these agreements can be obtained without substantial cost, based on the history with the manufacturer. As such, we believe that our franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2016 and 2015 in the accompanying

Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets.
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
If any one of the above assumptions changes or fails to materialize, the resulting decline in the intangible franchise rights’ estimated fair value could result in a non-cash impairment charge to the intangible franchise right associated with the applicable dealership. See Note 15 to our Consolidated Financial Statements, “Asset Impairments,” and Note 16 to our Consolidated Financial Statements, “Intangible Franchise Rights and Goodwill,” for additional details regarding our intangible franchise rights.
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
We follow the requirements of guidance primarily codified within ASC 815, Derivatives and Hedging (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires us to recognize all cash flow hedges on our Consolidated Balance Sheet at fair value. The related gains or losses on these interest rate derivatives are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in interest expense in the period in which the related items being hedged are recognized in interest expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the accompanying Consolidated Statements of Operations. All of our interest rate hedges were designated as cash flow hedges and were deemed to be effective at December 31, 2016, 2015, and 2014.
We measure the carrying value of our interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of our derivative instruments. In measuring fair value, we utilize the option-pricing Black-Scholes present value technique for all of our derivative instruments. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. Our fair value estimate of the interest rate derivative instruments also considers the credit risk of our instruments in a liability position or the counterparty for the instruments in an asset position. The credit risk is calculated by using the spread between the one-month LIBOR yield curve and the relevant average 10 and 20-year retail rate according to Standard and Poor’s. We have determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Accordingly, we have classified the derivatives within Level 2 of the ASC 820, Fair Value Measurements and Disclosures, hierarchy framework in Note 13 to our Consolidated Financial Statements, “Fair Value Measurements.” We validate the outputs of our valuation technique by comparison to valuations from the respective counterparties.
Self-Insured Medical, Property and Casualty Reserves. We purchase insurance policies for worker’s compensation, liability, auto physical damage, property, pollution, employee medical benefits and other risks, consisting of large deductibles and/or self-insured retentions.
Our auto physical damage insurance coverage is composed of a $10.0 million per occurrence company deductible with an annual maximum aggregate deductible of $30.0 million with no maximum payout.
For policy years ended prior to October 31, 2005, our workers’ compensation and general liability insurance coverage included aggregate retention (stop loss) limits in addition to a per claim deductible limit (“Stop Loss Plans”). Due to historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits described above was deemed remote, and as such, we elected not to purchase this stop loss coverage for the policy year beginning November 1, 2005 and for each subsequent year (“No Stop Loss Plans”). Our exposure per claim under the No Stop Loss Plans is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that may be incurred. As of December 31, 2016, we have accrued $0.4 million and $20.4 million for our Stop Loss and No Stop Loss plans, respectively. Our maximum potential exposure under worker’s compensation and general liability insurance Stop Loss Plans totaled $34.9 million at December 31, 2016, before consideration of amounts previously paid or accruals recorded related to our loss projections. After consideration of the amounts paid or accrued, the remaining potential loss exposure under the Stop Loss Plans totaled $13.6 million at December 31, 2016.
At least annually, we engage a third-party actuary to conduct a study of the exposures under the self-insured portion of our worker’s compensation and general liability insurance programs for all open policy years. In the interim, we review the estimates within the study and monitor actual experience for unusual variances. The appropriate adjustments are made to the accrual, based upon these procedures. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence our reserve for claims and our financial position, results of operations and cash flows. A 10% increase in the actuarially determined estimate of aggregate future losses would have increased the reserve for these losses at December 31, 2016, by $2.1 million.
Variable Interest Entity. On December 22, 2016, we acquired the remaining equity shares of an entity that was previously reported as a variable interest entity. Prior to our acquisition of the remaining equity shares, we qualified as the primary beneficiary and consolidated 100% of the assets and liabilities, as well as 100% of the results of operations. As a result of the acquisition of the remaining equity shares, the entity no longer meets the definition of a variable interest entity. However, we continued to consolidate 100% of the assets and liabilities, as well as 100% of the results of operations, of the entity subsequent to acquisition of the remaining equity shares, as a wholly-owned subsidiary.

Results of Operations
The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. For example, for a dealership acquired in June 2015, the results from this dealership will appear in our Same Store comparison beginning in 2016 for the period July 2016 through December 2016, when comparing to July 2015 through December 2015 results. Depending on the periods being compared, the dealerships included in Same Store will vary. For this reason, the 2015 Same Store results that are compared to 2016 differ from those used in the comparison to 2014. Same Store results also include the activities of our corporate headquarters.
The following table summarizes our combined Same Store results for the year ended December 31, 2016 as compared to 2015 and for the year ended December 31, 2015 compared to 2014.

Total Same Store Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015	2015	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2014
Revenues
New vehicle retail	$5,619,881	(4.1)%	(2.5)%	$5,860,855	$5,616,700	1.6%	5.0%	$5,530,067
Used vehicle retail	2,612,304	1.2%	2.9%	2,582,437	2,453,406	8.9%	11.4%	2,253,681
Used vehicle wholesale	364,271	(5.4)%	(2.3)%	384,969	351,649	(3.0)%	(0.7)%	362,498
Parts and service	1,197,195	3.8%	5.1%	1,153,365	1,118,994	3.7%	6.2%	1,078,936
Finance, insurance and other	403,685	0.3%	1.2%	402,288	387,230	7.8%	9.0%	359,356
Total revenues	$10,197,336	(1.8)%	(0.1)%	$10,383,914	$9,927,979	3.6%	6.6%	$9,584,538
Cost of Sales
New vehicle retail	$5,326,504	(4.2)%	(2.6)%	$5,561,430	$5,334,257	2.0%	5.4%	$5,230,371
Used vehicle retail	2,437,114	1.3%	3.1%	2,406,135	2,285,372	9.7%	12.3%	2,083,660
Used vehicle wholesale	367,299	(5.0)%	(1.9)%	386,496	352,800	(2.0)%	0.3%	360,005
Parts and service	552,559	4.6%	5.9%	528,393	514,346	1.3%	4.2%	507,689
Total cost of sales	8,683,476	(2.2)%	(0.5)%	8,882,454	8,486,775	3.7%	6.8%	8,181,725
Gross profit	$1,513,860	0.8%	2.1%	$1,501,460	$1,441,204	2.7%	5.0%	$1,402,813
Selling, general and administrative expenses	$1,102,541	0.9%		$1,092,982	$1,058,157	3.1%		$1,026,125
Adjusted selling, general and administrative expenses(1)	$1,103,384	1.3%		$1,089,467	$1,054,520	3.3%		$1,020,775
Depreciation and amortization expenses	$48,259	6.2%	7.7%	$45,441	$44,673	9.9%	12.1%	$40,651
Floorplan interest expense	$42,208	9.7%	10.5%	$38,481	$37,223	(8.4)%	(7.4)%	$40,617
Gross margin
New vehicle retail	5.2%			5.1%	5.0%			5.4%
Used vehicle	5.8%			5.9%	5.9%			6.6%
Parts and service	53.8%			54.2%	54.0%			52.9%
Total gross margin	14.8%			14.5%	14.5%			14.6%
SG&A as a % of gross profit	72.8%			72.8%	73.4%			73.1%
Adjusted SG&A as a % of gross profit (1)	72.9%			72.6%	73.2%			72.8%
Operating margin	3.2%			2.7%	2.5%			3.2%
Adjusted operating margin (1)	3.6%			3.5%	3.4%			3.6%
Finance and insurance revenues per retail unit sold	$1,429	3.4%	4.4%	$1,382	$1,371	2.2%	3.4%	$1,342
(1) See “Non-GAAP Financial Measures” for more details.
The discussion that follows provides explanations for the variances noted above. In addition, each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods, and the consolidated company for the years ended December 31, 2016, 2015, and 2014.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015	2015	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2014
Retail Unit Sales
Same Stores
U.S.	128,928	(7.0)%		138,599	135,994	3.6%		131,249
U.K.	20,401	9.1%		18,701	15,974	10.8%		14,412
Brazil	9,518	(23.5)%		12,434	13,460	(11.3)%		15,180
Total Same Stores	158,847	(6.4)%		169,734	165,428	2.9%		160,841
Transactions	13,206			4,880	9,186			6,055
Total	172,053	(1.5)%		174,614	174,614	4.6%		166,896
Retail Sales Revenues
Same Stores
U.S.	$4,691,033	(3.7)%	N/A	$4,869,109	$4,722,491	4.9%	N/A	$4,501,913
U.K.	652,057	1.6%	14.5%	641,888	534,117	5.1%	13.4%	508,345
Brazil	276,791	(20.9)%	(16.9)%	349,858	360,092	(30.7)%	(2.6)%	519,809
Total Same Stores	5,619,881	(4.1)%	(2.5)%	5,860,855	5,616,700	1.6%	5.0%	5,530,067
Transactions	426,194			140,451	384,606			211,552
Total	$6,046,075	0.7%	3.1%	$6,001,306	$6,001,306	4.5%	8.0%	$5,741,619
Gross Profit
Same Stores
U.S.	$237,915	0.9%	N/A	$235,706	$224,561	(3.6)%	N/A	$232,997
U.K.	39,241	(2.6)%	9.5%	40,300	33,967	0.4%	8.4%	33,820
Brazil	16,221	(30.7)%	(26.9)%	23,419	23,915	(27.3)%	1.9%	32,879
Total Same Stores	293,377	(2.0)%	(0.1)%	299,425	282,443	(5.8)%	(1.7)%	299,696
Transactions	23,001			6,052	23,034			11,521
Total	$316,378	3.6%	6.2%	$305,477	$305,477	(1.8)%	2.4%	$311,217
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,845	8.5%	N/A	$1,701	$1,651	(7.0)%	N/A	$1,775
U.K.	$1,923	(10.8)%	0.4%	$2,155	$2,126	(9.4)%	(2.2)%	$2,347
Brazil	$1,704	(9.5)%	(4.5)%	$1,883	$1,777	(18.0)%	14.9%	$2,166
Total Same Stores	$1,847	4.7%	6.8%	$1,764	$1,707	(8.4)%	(4.4)%	$1,863
Transactions	$1,742			$1,240	$2,508			$1,903
Total	$1,839	5.1%	7.8%	$1,749	$1,749	(6.2)%	(2.2)%	$1,865
Gross Margin
Same Stores
U.S.	5.1%			4.8%	4.8%			5.2%
U.K.	6.0%			6.3%	6.4%			6.7%
Brazil	5.9%			6.7%	6.6%			6.3%
Total Same Stores	5.2%			5.1%	5.0%			5.4%
Transactions	5.4%			4.3%	6.0%			5.4%
Total	5.2%			5.1%	5.1%			5.4%

The following table sets forth our Same Store retail unit sales volume and the percentage changes from year to year by manufacturer:
Same Store New Vehicle Unit Sales

	For The Year Ended December 31,
	2016	% Increase/ (Decrease)	2015	2015	% Increase/ (Decrease)	2014
Toyota/Scion/Lexus	42,670	(5.4)%	45,108	46,157	3.4%	44,621
BMW/MINI	20,109	(0.9)	20,283	17,556	(0.6)	17,664
Ford/Lincoln	18,880	(5.0)	19,882	19,797	9.2	18,132
Honda/Acura	17,017	(8.3)	18,549	19,019	6.4	17,870
Chevrolet/GMC/Buick/Cadillac	12,811	(3.7)	13,307	11,155	6.3	10,496
Nissan	12,192	(11.8)	13,820	14,570	(7.0)	15,664
Volkswagen/Audi/Porsche	11,799	3.8	11,370	9,990	1.1	9,886
Hyundai/Kia	7,226	(23.0)	9,383	9,473	5.1	9,012
Chrysler/Dodge/Jeep/RAM	6,801	(14.6)	7,962	7,962	9.5	7,268
Mercedes-Benz/smart/Sprinter	6,674	(1.3)	6,765	6,195	(5.3)	6,541
Other	2,668	(19.3)	3,305	3,554	(3.6)	3,687
Total	158,847	(6.4)%	169,734	165,428	2.9%	160,841
In total, our Same Store new vehicle retail unit sales decreased 6.4% for the year ended December 31, 2016, as compared to the same period in 2015. The decrease was primarily driven by decreases of 7.0% and 23.5% in our Same Store U.S. and Brazil segments, respectively. The decline in our U.S. new vehicle retail sales was primarily due to softness in our energy-dependent markets, particularly Texas and Oklahoma, as overall U.S. industry sales increased by 0.5% to 17.5 million units for the year ended December 31, 2016 from 17.4 million units in 2015. Our unit sales in the energy-dependent markets of Texas and Oklahoma were down 7.9% and 12.4%, respectively, for the full year of 2016 when compared to the same period a year ago as a result of depressed oil prices. In addition, our U.S. operating team has placed a heightened focus on improving new vehicle margins, resulting in lower unit sales volumes. The 23.5% decline in our Same Store new vehicle retail unit sales in Brazil reflected the decrease in total Brazil industry sales, as well as the continued local economic challenges. Partially offsetting the declines in the U.S. and Brazil was a 9.1% increase in our U.K. Same Store new vehicle retail unit sales for the year ended December 31, 2016 compared to a year ago. The increase of 9.1% in our U.K new vehicle retail units sales reflects growth of 14.2% in our BMW/MINI brands and 10.2% in our Audi brands for the year ended December 31, 2016 as compared to the same period last year, primarily due to enhanced sales processes, as well as an increase in overall U.K. industry sales. During the second half of 2016, the U.K. experienced more volatility than normal following the Brexit vote. However, industry sales in the U.K. experienced a record year with registrations of 2.7 million units, an increase of 2.3% as compared to the same period in 2015.
Our total Same Store revenues from new vehicle retail sales decreased 4.1% for the year ended December 31, 2016, as compared to the same period in 2015. This decrease was primarily driven by a decrease of 3.7% in U.S., coupled with a decrease of 20.9% in Brazil. The 3.7% decrease in U.S. Same Store new vehicle revenue was primarily due to the decline in new vehicle retail units of 7.0%, which was partially offset by a 3.6% increase in average retail sales price to $36,385. The increase in our U.S. Same Store average retail sales price for the year ended December 31, 2016 was primarily a result of a mix shift in sales from cars to trucks, generally driven by lower gas prices. U.S. new vehicle retail truck sales represented 56.6% of total Same Store new vehicle retail units sold for the year ended December 31, 2016, as compared to 51.8% for the same period last year. The 20.9% decrease in Brazil Same Store new vehicle revenues was primary due to the decline in new vehicle retail units of 23.5%, partially offset a 3.4% increase in the average new vehicle retail sales price as compared to 2015. The decrease in total Same Store new vehicle retail revenues in the U.S. and Brazil was partially offset by a 1.6% improvement in our U.K. Same Store new vehicle revenues for the twelve months ended December 31, 2016 as compared to 2015. This increase in the U.K. was the result of a 9.1% increase in new vehicle retail unit sales highlighted above, partially offset by a 6.9% decline in the average new vehicle retail sales price. The decline in the average sales price was driven by the change in exchange rates between periods. On a constant currency basis, our U.K. Same Store average new vehicle retail sales price improved 4.9%. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Our total Same Store new vehicle gross profit decreased 2.0% for the year ended December 31, 2016, as compared to the same period in 2015, reflecting declines in the U.K. and Brazil. In the U.S., Same Store new vehicle gross profit increased 0.9%, as the decline in retail units discussed above was more than offset by an 8.5% increase in gross profit PRU to $1,845 as a result of our operating team’s disciplined new vehicle pricing that focused on increasing gross profit per retail unit. Offsetting the increase in the U.S., Same Store new vehicle gross profit, the U.K. decreased 2.6%, explained by a decline in gross profit PRU of 10.8% to $1,923. The decrease in gross profit and gross profit PRU in U.K. can be explained by the change in the exchange rate between periods. On a constant currency basis, Same Store new vehicle gross profit increased by 9.5% and gross profit PRU remained relatively flat, as compared to 2015. In Brazil, Same Store new vehicle gross profit declined 30.7% for the year ended December 31, 2016. The decrease in gross profit in Brazil is primarily explained by the 23.5% decrease in new units sold, coupled with a decrease in gross profit PRU of 9.5% to $1,704. The combination of a 4.1% decline in our total Same Store new vehicle revenues and a 2.0% decrease total Same Store new vehicle gross profit resulted in a 10 basis point increase in our total Same Store new vehicle gross margin for the year ended December 31, 2016, as compared to the same period in 2015, from 5.1% to 5.2%.
Our total Same Store revenues from new vehicle retail sales increased 1.6% for the year ended December 31, 2015, as compared to the same period in 2014. This increase was driven by the 3.6% increase in new vehicle retail unit sales in the U.S. highlighted above, coupled with a 1.2% increase in our U.S. Same Store average retail sales price to $34,726. The increase in our U.S. Same Store average retail sales price for the year ended December 31, 2015 was partially a result of a mix shift in sales from cars to trucks. U.S. new vehicle retail truck sales represented 51.4% of total Same Store new vehicle retail units sold, as compared to 48.2% for the same period last year. The increase in total Same Store new vehicle retail revenues was also attributable to the U.K., where Same Store new vehicle revenues increased by 5.1%. This increase was the result of a 10.8% increase in new vehicle retail unit sales, partially offset by a 5.2% decline in the average new vehicle retail sales price. The decline in the average sales price was driven by the change in exchange rates between periods. On a constant currency basis, our U.K. Same Store average new vehicle retail sales price improved 2.3%. Partially offsetting these increases in the U.S. and U.K. was a 30.7% decline in Brazil Same Store new vehicle retail revenues. This decline was due to an 11.3% decrease in new vehicle retail units sales, coupled with a decline of 21.9% in the average new vehicle retail sales price. The decline in the average new vehicle retail sales price was driven by the change in the exchange rate between periods. On a constant currency basis, our Brazil Same Store average new vehicle retail sales price improved 9.9%.
Our total Same Store new vehicle gross profit decreased 5.8% for the year ended December 31, 2015, as compared to the same period in 2014. In the U.S., Same Store new vehicle gross profit declined 3.6%, explained by a 7.0% decline in gross profit PRU to $1,651. Strong competition among U.S. dealerships for new vehicle sales, particularly car-centric, volume import brands, continued during 2015 and caused downward margin pressure. Same Store new vehicle gross profit in the U.K. increased 0.4%, as the increase in new vehicle sales volume was substantially offset by a decline in gross profit PRU of 9.4% to $2,126. The decline in the U.K. gross profit PRU is partially explained by the change in exchange rate between periods, as on a constant currency basis Same Store new vehicle gross profit PRU declined by 2.2%. The Same Store new vehicle gross profit PRU decline in both the U.S. and U.K. is further explained by a rise in inventory and days’ supply levels in 2015 as compared to the same period last year, particularly in our BMW and Daimler (including Mercedes-Benz) brands, resulting from increased inventory allocation from our manufacturer partners. In Brazil, Same Store new vehicle gross profit declined 27.3% and new vehicle gross profit PRU declined 18.0%. The decrease in gross profit and gross profit PRU in Brazil can be explained by the change in the exchange rate between periods. On a constant currency basis, Brazil’s Same Store new vehicle gross profit and new vehicle gross profit PRU increased 1.9% and 14.9%, respectively, primarily attributable to our Honda and Nissan brands. As a result of the 1.6% improvement in our total Same Store new vehicle revenues coupled with the 5.8% decrease in total Same Store new vehicle gross profit, our total Same Store new vehicle gross margin for the year ended December 31, 2015 as compared to the same period in 2014 declined 40 basis points from 5.4% to 5.0%.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the twelve-month periods ended December 31, 2016, 2015, and 2014 was $49.2 million, $50.5 million, and $45.1 million, respectively. The amount of interest assistance that we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates in effect at the time, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from approximately 90% of our quarterly floorplan interest expense in the first quarter of 2014 to 139.9% for the third quarter of 2015. In the U.S., manufacturer's interest assistance was 119.6% of floorplan interest expense for the year ended December 31, 2016.
We decreased our new vehicle inventory levels by $106.4 million, or 8.4%, from $1,262.8 million as of December 31, 2015 to $1,156.4 million as of December 31, 2016 as a result of our focus on inventory management in response to an over-supply of inventory in some of our luxury brands as of December 31, 2015. Our consolidated days' supply of new vehicle inventory was 62 days as of December 31, 2016, which is down from 67 days on December 31, 2015.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015	2015	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2014
Retail Unit Sales
Same Stores
U.S.	104,451	1.3%		103,151	100,176	9.4%		91,606
U.K.	14,861	5.6%		14,074	12,083	14.1%		10,588
Brazil	4,325	2.5%		4,221	4,844	1.0%		4,798
Total Same Stores	123,637	1.8%		121,446	117,103	9.5%		106,992
Transactions	5,494			2,707	7,050			2,881
Total	129,131	4.0%		124,153	124,153	13.0%		109,873
Retail Sales Revenues
Same Stores
U.S.	$2,203,802	2.2%	N/A	$2,155,468	$2,075,497	11.3%	N/A	$1,864,698
U.K.	332,439	(5.4)%	6.5%	351,311	295,667	6.3%	14.7%	278,116
Brazil	76,063	0.5%	5.8%	75,658	82,242	(25.8)%	4.7%	110,867
Total Same Stores	2,612,304	1.2%	2.9%	2,582,437	2,453,406	8.9%	11.4%	2,253,681
Transactions	145,409			56,532	185,563			71,187
Total	$2,757,713	4.5%	6.7%	$2,638,969	$2,638,969	13.5%	16.2%	$2,324,868
Gross Profit
Same Stores
U.S.	$152,960	(1.3)%	N/A	$154,958	$149,006	1.4%	N/A	$147,001
U.K.	17,514	(4.5)%	7.4%	18,335	15,546	(6.6)%	0.7%	16,648
Brazil	4,716	56.7%	63.5%	3,009	3,482	(45.4)%	(22.8)%	6,372
Total Same Stores	175,190	(0.6)%	0.7%	176,302	168,034	(1.2)%	0.4%	170,021
Transactions	7,289			3,168	11,436			3,501
Total	$182,479	1.7%	3.3%	$179,470	$179,470	3.4%	5.1%	$173,522
Gross Profit per Retail
Unit Sold
Same Stores
U.S.	$1,464	(2.5)%	N/A	$1,502	$1,487	(7.4)%	N/A	$1,605
U.K.	$1,179	(9.5)%	1.7%	$1,303	$1,287	(18.1)%	(11.8)%	$1,572
Brazil	$1,090	52.9%	59.5%	$713	$719	(45.9)%	(23.5)%	$1,328
Total Same Stores	$1,417	(2.4)%	(1.1)%	$1,452	$1,435	(9.7)%	(8.3)%	$1,589
Transactions	$1,327	13.4%		$1,170	$1,622	33.5%		$1,215
Total	$1,413	(2.3)%	(0.7)%	$1,446	$1,446	(8.4)%	(7.0)%	$1,579
Gross Margin
Same Stores
U.S.	6.9%			7.2%	7.2%			7.9%
U.K.	5.3%			5.2%	5.3%			6.0%
Brazil	6.2%			4.0%	4.2%			5.7%
Total Same Stores	6.7%			6.8%	6.8%			7.5%
Transactions	5.0%			5.6%	6.2%			4.9%
Total	6.6%			6.8%	6.8%			7.5%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015	2015	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2014
Wholesale Unit Sales
Same Stores
U.S.	40,457	(5.8)%		42,928	42,065	(0.1)%		42,120
U.K.	11,645	2.5%		11,360	9,379	8.8%		8,618
Brazil	1,086	(10.5)%		1,214	1,552	(22.5)%		2,002
Total Same Stores	53,188	(4.2)%		55,502	52,996	0.5%		52,740
Transactions	4,151			1,724	4,230			1,862
Total	57,339	0.2%		57,226	57,226	4.8%		54,602
Wholesale Sales Revenues
Same Stores
U.S.	$270,687	(2.9)%	N/A	$278,909	$266,864	(0.3)%	N/A	$267,799
U.K.	90,468	(10.2)%	1.1%	100,706	77,846	(2.6)%	5.2%	79,891
Brazil	3,116	(41.8)%	(34.4)%	5,354	6,939	(53.1)%	(38.3)%	14,808
Total Same Stores	364,271	(5.4)%	(2.3)%	384,969	351,649	(3.0)%	(0.7)%	362,498
Transactions	37,592			12,282	45,602			16,645
Total	$401,863	1.2%	5.2%	$397,251	$397,251	4.8%	7.4%	$379,143
Gross Profit
Same Stores
U.S.	$(3,120)	(274.1)%	N/A	$(834)	$(1,016)	(157.2)%	N/A	$1,777
U.K.	(100)	90.8%	83.2%	(1,083)	(632)	(55.7)%	(63.3)%	(406)
Brazil	192	(50.8)%	(44.5)%	390	497	(55.7)%	(42.1)%	1,122
Total Same Stores	(3,028)	(98.3)%	(102.1)%	(1,527)	(1,151)	(146.2)%	(141.4)%	2,493
Transactions	(1,414)			(393)	(769)			(174)
Total	$(4,442)	(131.4)%	(146.9)%	$(1,920)	$(1,920)	(182.8)%	(178.5)%	$2,319
Gross Profit per
Wholesale Unit Sold
Same Stores
U.S.	$(77)	(305.3)%	N/A	$(19)	$(24)	(157.1)%	N/A	$42
U.K.	$(9)	90.5%	83.6%	$(95)	$(67)	(42.6)%	(50.1)%	$(47)
Brazil	$177	(44.9)%	(37.9)%	$321	$320	(42.9)%	(25.4)%	$560
Total Same Stores	$(57)	(103.6)%	(110.9)%	$(28)	$(22)	(146.8)%	(141.2)%	$47
Transactions	$(341)	(49.6)%		$(228)	$(182)	(95.7)%		$(93)
Total	$(77)	(126.5)%	(146.5)%	$(34)	$(34)	(181.0)%	(174.9)%	$42
Gross Margin
Same Stores
U.S.	(1.2)%			(0.3)%	(0.4)%			0.7%
U.K.	(0.1)%			(1.1)%	(0.8)%			(0.5)%
Brazil	6.2%			7.3%	7.2%			7.6%
Total Same Stores	(0.8)%			(0.4)%	(0.3)%			0.7%
Transactions	(3.8)%			(3.2)%	(1.7)%			(1.0)%
Total	(1.1)%			(0.5)%	(0.5)%			0.6%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015	2015	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2014
Used Vehicle Unit Sales
Same Stores
U.S.	144,908	(0.8)%		146,079	142,241	6.4%		133,726
U.K.	26,506	4.2%		25,434	21,462	11.7%		19,206
Brazil	5,411	(0.4)%		5,435	6,396	(5.9)%		6,800
Total Same Stores	176,825	(0.1)%		176,948	170,099	6.5%		159,732
Transactions	9,645			4,431	11,280			4,743
Total	186,470	2.8%		181,379	181,379	10.3%		164,475
Sales Revenues
Same Stores
U.S.	$2,474,489	1.6%	N/A	$2,434,377	$2,342,361	9.8%	N/A	$2,132,497
U.K.	422,907	(6.4)%	5.3%	452,017	373,513	4.3%	12.6%	358,007
Brazil	79,179	(2.3)%	3.1%	81,012	89,181	(29.0)%	(0.4)%	125,675
Total Same Stores	2,976,575	0.3%	2.2%	2,967,406	2,805,055	7.2%	9.7%	2,616,179
Transactions	183,001			68,814	231,165			87,832
Total	$3,159,576	4.1%	6.5%	$3,036,220	$3,036,220	12.3%	14.9%	$2,704,011
Gross Profit
Same Stores
U.S.	$149,840	(2.8)%	N/A	$154,124	$147,990	(0.5)%	N/A	$148,778
U.K.	17,414	0.9%	13.1%	17,252	14,914	(8.2)%	(0.9)%	16,242
Brazil	4,908	44.4%	51.1%	3,399	3,979	(46.9)%	(25.7)%	7,494
Total Same Stores	172,162	(1.5)%	(0.2)%	174,775	166,883	(3.3)%	(1.7)%	172,514
Transactions	5,875			2,775	10,667			3,327
Total	$178,037	0.3%	1.7%	$177,550	$177,550	1.0%	2.7%	$175,841
Gross Profit per Used
Vehicle Unit Sold
Same Stores
U.S.	$1,034	(2.0)%	N/A	$1,055	$1,040	(6.6)%	N/A	$1,113
U.K.	$657	(3.1)%	8.5%	$678	$695	(17.8)%	(11.3)%	$846
Brazil	$907	45.1%	51.7%	$625	$622	(43.6)%	(21.0)%	$1,102
Total Same Stores	$974	(1.4)%	(0.1)%	$988	$981	(9.2)%	(7.7)%	$1,080
Transactions	$609	(2.7)%		$626	$946	35.0%		$701
Total	$955	(2.5)%	(1.1)%	$979	$979	(8.4)%	(6.9)%	$1,069
Gross Margin
Same Stores
U.S.	6.1%			6.3%	6.3%			7.0%
U.K.	4.1%			3.8%	4.0%			4.5%
Brazil	6.2%			4.2%	4.5%			6.0%
Total Same Stores	5.8%			5.9%	5.9%			6.6%
Transactions	3.2%			4.0%	4.6%			3.8%
Total	5.6%			5.8%	5.8%			6.5%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory.
Our total Same Store used vehicle retail revenues increased 1.2% for the twelve months ended December 31, 2016, as compared to 2015, reflecting a 1.8% increase in total Same Store used vehicle retail unit sales partially offset by a 0.6% decrease in average used vehicle retail selling price to $21,129. In the U.S., Same Store used vehicle retail revenues increased $48.3 million, or 2.2%, reflecting a 1.3% increase in Same Store used vehicle retail unit sales coupled with a 1.0%, or $203, increase in the average used vehicle retail sales price. Our U.S. Same Store CPO volume decreased 2.2% to 27,607 units sold for the twelve months ended December 31, 2016, as compared to the same period in 2015. As a percentage of the U.S. Same Store used vehicle retail unit sales, CPO units decreased 100 basis points to 26.4% for the year ended December 31, 2016 as compared to the same period in 2015. In the U.K., Same Store used vehicle retail revenues decreased 5.4% for the year ended December 31, 2016 as compared to same period in the prior year and average used vehicle retail sales price decreased 10.4%. This decline can be more than explained by a change in exchange rates as on a constant currency basis, our U.K. Same Store used vehicle retail revenue increased 6.5%, driven by a 5.6% increase in Same Store used vehicle retail unit sales and a 0.8% increase in the average used vehicle retail sales price on a constant currency basis. In Brazil, for the twelve months ended December 31, 2016, as compared to 2015, Same Store used vehicle retail revenues were flat and Same Store average used vehicle sales price decreased 1.9% , while on a constant currency basis Same Store used vehicle retail revenues increased 5.8%, reflecting a 3.3% growth in Same Store average used vehicle sales price coupled with a 2.5% increase in Same Store used vehicle retail unit sales. This improvement reflects an increased focus by our operations team and enhanced processes that are being implemented.
In total, our Same Store used vehicle retail total gross profit for the year ended December 31, 2016, decreased 0.6%, compared to the same period in 2015, reflecting declines in the U.S. and U.K. segments that were partially offset by improvements in Brazil. In the U.S., Same Store used vehicle gross profit decreased by 1.3%, driven by a decline in Same Store used vehicle gross profit PRU of 2.5%, or $38, partially offset by an increase in Same Store used vehicle retail unit sales of 1.3%. The vehicle gross profit PRU decline in the U.S. was the result of an increased supply of used vehicle inventory, specifically car inventory, which occurred during the fourth quarter of 2016. In the U.K., Same Store used vehicle retail gross profit declined 4.5%, reflecting a 9.5% decrease in Same Store gross profit PRU that was partially offset by the 5.6% improvement in Same Store used vehicle retail unit sales described above. These declines in the U.K. can be explained by the change in exchange rates between periods as, on a constant currency basis, Same Store used vehicle retail gross profit and used vehicle gross profit PRU in the U.K. improved 7.4% and 1.7%, respectively. The increases in the U.K. were primarily a result of improving industry conditions and a strong performance by our operating teams. In Brazil, the increase of 56.7% in Same Store used vehicle retail gross profit resulted from a $377, or 52.9%, increase in Same Store used vehicle retail gross profit PRU coupled with a 2.5% increase in Same Store used vehicle retail unit sales. The improvement in Brazil is primarily a result of increased focus on used vehicles operations and the implementation of new and improved sales processes by our local operating team.
During the twelve months ended December 31, 2016, total Same Store wholesale used vehicle revenue decreased 5.4%, as compared to the same period in 2015, driven by declines in all three reportable segments. In the U.S., the 2.9% decrease in Same Store wholesale used vehicle revenue for the year ended December 31, 2016, was the result of a 5.8% decrease in used wholesale vehicle unit sales that was partially offset by a 3.0% increase in Same Store used vehicle wholesale average sales price. The increase in our average used vehicle wholesale sales price reflects the improvement in used vehicle market prices. The Manheim Index average for 2016 improved 0.3% as compared to 2015. The decline in U.S. used vehicle wholesale unit sales volume was driven by lower used vehicle trade-in activity associated with lower new vehicle unit sales volume during 2016, particularly in our energy driven markets. In the U.K., Same Store used vehicle wholesale revenue declined 10.2%, which is more than explained by the change in exchange rates between periods. On a constant currency basis, Same Store used vehicle wholesale sales in the U.K. improved 1.1%, reflecting a 2.5% increase in Same Store used vehicle wholesale units that was partially offset by a 1.4% decrease in Same Store used vehicle wholesale average price on a constant currency basis. In Brazil, Same Store used vehicle wholesale revenue declined 41.8% as a result of a decrease in Same Store used vehicle wholesale average sales price of 34.9% coupled with a decrease of 10.5% in Same Store wholesale used vehicle unit sales. This decline in our wholesale business in Brazil reflects a strategic decision to retail more of our trade-in units.
Our total Same Store used vehicle wholesale gross profit decreased 98.3% from a loss of $1.5 million for the year ended December 31, 2015, to a loss of $3.0 million for the comparable period in 2016. This decrease was driven by a $29 decrease in our Same Store used vehicle wholesale gross profit per unit from a loss of $28 per unit for the twelve months ended December 31, 2015, to a loss of $57 per unit for the same period this year, offset by a decrease in total Same Store used vehicle wholesale units of 4.2%. In the U.S., used vehicle wholesale gross profit declined $2.3 million for the year ended December 31, 2016, primarily as a result of a $58 decrease in wholesale gross profit per unit from a loss of $19 for the year ended 2015 to a loss of

$77 for the comparable period in 2016, which was offset by a 5.8% decline in used vehicle wholesale units from the same period. In the U.K., the $1.0 million increase in profitability was driven by an increase in used vehicle gross profit per unit, from a loss of $95 for the twelve months ended December 31, 2015 to a loss of $9 for the same period in 2016. In Brazil, the decline in Same Store used vehicle wholesale gross profit of 50.8% was driven by a decrease in Same Store used vehicle wholesale gross profit per unit of 44.9%.
Our total Same Store used vehicle retail revenues increased 8.9% for the twelve months ended December 31, 2015, as compared to 2014, reflecting a 9.5% increase in total Same Store used vehicle retail unit sales partially offset by a 0.5% decrease in average used vehicle retail selling price to $20,951. Both the U.S. and U.K. generated growth in Same Store used vehicle retail revenues, led by an increase in the U.S. of $210.8 million, or 11.3%. This reflects a 1.8%, or $363, increase in average used vehicle retail sales price and a 9.4% increase in used vehicle retail unit sales. In the U.K., Same Store used vehicle retail revenues increased by $17.6 million, or 6.3%, driven by a 14.1% increase in Same Store used vehicle retail unit sales. This increase in Same Store used vehicle retail unit sales was partially offset by a 6.8% decline in average used vehicle retail sales price, which is explained by the change in currency exchange rates. On a constant currency basis, Same Store average used vehicle retail sales price increased 0.5% for the year end December 31, 2015 as compared to the prior year. In Brazil, our Same Store used vehicle retail revenues decreased 25.8% and average used vehicle retail selling price decreased 26.5% for the year ended December 31, 2015 as compared to the same period in 2014. This decline can be explained by the change in exchange rates. On a constant currency basis, Same Store used vehicle retail revenues increased 4.7% for the twelve months ended December 31, 2015 as compared to 2014, reflecting an increase of 3.7% in average used vehicle retail selling price coupled with a 1.0% increase in Same Store used vehicle retail unit sales.
In total, our Same Store used vehicle retail gross profit for the year ended December 31, 2015 decreased 1.2% as compared to the same period in the prior year, as the increase of 1.4% in the U.S. was offset by declines of 6.6% in the U.K., and 45.4% in Brazil. In the U.S., Same Store used vehicle retail gross profit increased 1.4% for the twelve months ended December 31, 2015, reflecting a 9.4% improvement in Same Store used vehicle retail unit sales that was partially offset by a decline in Same Store used vehicle retail gross profit PRU of $118, or 7.4%, as compared to the same period last year. The decline in Same Store used vehicle retail gross profit PRU in the U.S. was primarily a result of the competitiveness of the selling environment in the markets in which we operate. In the U.K., we experienced an 18.1% decrease in Same Store used vehicle retail gross profit PRU. The decline in Same Store used vehicle retail gross profit in the U.K. can be explained by the change in exchange rates between periods. On a constant currency basis, gross profit in the U.K. improved 0.7% primarily as a result of a 14.1% increase in used vehicle retail unit sales that was partially offset by an 11.8% decrease in used vehicle gross profit PRU on a constant currency basis. In Brazil, the decrease of 45.4% in Same Store used vehicle retail gross profit resulted from a $609, or 45.9%, decline in Same Store gross profit PRU. On a constant currency basis, Same Store used vehicle retail gross profit declined 22.8%, driven by a 23.5% decline in Same Store gross profit PRU for the year ended December 31, 2015 as compared to the same period in 2014.
Our U.S. Same Store CPO volume increased 8.8% to 27,688 units sold for the twelve months ended December 31, 2015, as compared to the same period in 2014. As a percentage of the U.S. Same Store used vehicle retail unit sales, CPO units decreased 20 basis points to 27.6% for the year ended December 31, 2015 as compared to the same period in 2014.
During 2015, total Same Store revenue from wholesale used vehicle sales decreased 3.0%, driven by declines in all three reportable segments. In the U.S, the 0.3% decrease in wholesale used vehicle revenue for the twelve months ended December 31, 2015 was the result of a 0.2% decline in Same Store used vehicle wholesale average sales price coupled with a 0.1% decline in Same Store used vehicle wholesale unit sales as compared to the same period in 2014. In the U.K., the 2.6% decline in Same Store used vehicle wholesale revenue and 10.5% decline in Same Store used vehicle wholesale average sales price for the year ended December 31, 2015 was driven by the change in exchange rates between periods. On a constant currency basis, Same Store used vehicle wholesale revenue increased 5.2% for the year ended December 31, 2015 as compared to last year, driven by an increase of 8.8% in Same Store used vehicle wholesale unit sales that was partially offset by a 3.3% decline in Same Store used vehicle wholesale average sales price on a constant currency basis. In Brazil, Same Store used vehicle wholesale revenue declined 53.1% as a result of a decrease in Same Store used vehicle wholesale average sales price of 39.6%, coupled with a decline of 22.5% in Same Store used vehicle wholesale unit sales. This reflects a strategic decision to sell more of our trade units at retail.
Our total Same Store used vehicle wholesale gross profit declined from $2.5 million for the year ended December 31, 2014 to a loss of $1.2 million for the comparable period in 2015. This decline was driven by a $69 decrease in our Same Store used vehicle wholesale gross profit per unit from a profit of $47 per unit in 2014 to a loss of $22 per unit. The decrease in the Same Store wholesale used vehicle gross profit was driven by declines in all reportable segments. The decline in the U.S. was driven by a $66 decrease in Same Store wholesale gross profit per unit from a profit of $42 per unit in 2014 to a loss of $24 per unit for the year ended December 31, 2015. The decline in the U.K. was driven by a $20 decrease in Same Store wholesale gross profit per unit from a loss of $47 per unit in 2014 to a loss of $67 per unit for the year ended December 31, 2015. In Brazil, the decline in used vehicle wholesale gross profit for the year ended December 31, 2015 was driven by a $240 decrease in Same Store wholesale gross profit per unit from $560 per unit for the year ended December 2014 to $320 per unit for the same period in 2015, coupled with a decline of 22.5% in wholesale used vehicle unit sales in 2015 over the comparable period.
As of December 31, 2016, we increased our used vehicle inventory levels by $19.3 million, or 7.0%, from December 31, 2015 to $294.8 million, primarily as a result of the acquisition of additional dealerships. Our consolidated days' supply of used vehicle inventory increased to 35 days, as of December 31, 2016, as compared to 33 days as of December 31, 2015.

Parts and Service Data
(dollars in thousands)

	For The Year Ended December 31,
	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015	2015	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2014
Parts and Service Revenues
Same Stores
U.S.	$1,054,945	4.8%	N/A	$1,006,640	$987,762	6.1%	N/A	$930,597
U.K.	98,273	(3.8)%	8.5%	102,183	80,625	(1.8)%	5.8%	82,126
Brazil	43,977	(1.3)%	4.8%	44,542	50,607	(23.6)%	7.3%	66,213
Total Same Stores	1,197,195	3.8%	5.1%	1,153,365	1,118,994	3.7%	6.2%	1,078,936
Transactions	64,112			32,828	67,199			46,758
Total	$1,261,307	6.3%	8.1%	$1,186,193	$1,186,193	5.4%	7.9%	$1,125,694
Gross Profit
Same Stores
U.S.	$572,729	4.1%	N/A	$549,952	$537,701	8.1%	N/A	$497,265
U.K.	54,509	(2.6)%	9.9%	55,970	45,652	1.5%	9.4%	44,990
Brazil	17,398	(8.7)%	(2.7)%	19,050	21,295	(26.5)%	2.7%	28,992
Total Same Stores	644,636	3.1%	4.4%	624,972	604,648	5.8%	8.0%	571,247
Transactions	35,364			17,187	37,511			23,068
Total	$680,000	5.9%	7.7%	$642,159	$642,159	8.1%	10.2%	$594,315
Gross Margin
Same Stores
U.S.	54.3%			54.6%	54.4%			53.4%
U.K.	55.5%			54.8%	56.6%			54.8%
Brazil	39.6%			42.8%	42.1%			43.8%
Total Same Stores	53.8%			54.2%	54.0%			52.9%
Transactions	55.2%			52.4%	55.8%			49.3%
Total	53.9%			54.1%	54.1%			52.8%
Our total Same Store parts and service revenues increased 3.8% to $1,197.2 million for the year ended December 31, 2016, as compared to the same period in 2015, primarily driven by growth in the U.S. partially offset by declines in the U.K. and Brazil. For the twelve months ended December 31, 2016, our U.S. Same Store parts and service revenues increased 4.8%, or $48.3 million, reflecting a 4.9% increase in customer-pay parts and service revenues, a 5.9% increase in warranty parts and service revenues, a 5.2% increase in collision revenues, and a 3.3% increase in wholesale parts revenues, when compared to the same period in 2015. The growth in U.S. customer-pay parts and service revenues was supported by the continued progress we are making in adding service technicians, and expanding shop capacity where applicable. The increase in warranty parts and service revenues was primarily driven by high volume recall campaigns from Toyota, Ford, Nissan, Mercedes-Benz, Honda, General Motors, Hyundai, and FCA US (formerly Chrysler) that occurred in 2016 compared to 2015. The increase in collision revenues was primarily attributable to strategic initiatives that continue to enhance our operational processes, the addition of technicians to add operating capacity and the expansion of direct repair programs with insurance companies. The increase in wholesale parts revenues was primarily due to increased focus and better overall management of this portion of our business in a few key markets.
Our U.K. Same Store parts and service revenues decreased 3.8%, or $3.9 million, representing a 4.8% decrease in customer pay parts and service revenues, a 3.1% decrease in warranty parts and service revenues, a 3.3% decrease in wholesale parts revenues, and a 1.3% decrease in collision revenues, for the year ended December 31, 2016, as compared to the same period in 2015. This decline is more than explained by the exchange rate, as Same Store parts and service revenues increased 8.5% on a constant currency basis, representing a 7.3% increase in customer pay parts and service revenues, a 9.4% increase in warranty parts and service revenues, a 9.0% increase in wholesale parts revenues, and a 11.4% increase in collision revenues for the year ended December 31, 2016, as compared to the same period a year ago. These increases were primarily a result of management initiatives to enhance processes and increase productivity. Additionally, the growth in warranty parts and service revenues in the U.K. was primarily due to an increase in high volume recalls from BMW and Audi that occurred during 2016 relative to 2015.
Our Same Store parts and service revenues in Brazil decreased 1.3%, or $0.6 million, primarily driven by a decrease of 4.1% in customer pay parts and service revenues, partially offset by an increase of 9.2% in collision revenues, and a 5.5% decrease in warranty revenues, for the year ended December 31, 2016, compared to the same period 2015. This decline is more than explained by the exchange rate, as Brazil Same Store parts and service revenues increased 4.8% on a constant currency basis in 2016 compared to the same period last year. The increase in Brazil Same Store parts and service revenues on a constant currency basis was due to an increase of 15.1% in collision revenues, 10.7% increase in warranty revenues, and 1.9% increase in customer pay parts and service revenues in 2016 compared to 2015.
Our total Same Store parts and service gross profit for the year ended December 31, 2016 increased 3.1%, as compared to the same period in 2015. The increase in gross profit was driven by a 4.1% increase in the U.S., partially offset by declines of 2.6% and 8.7% in the U.K. and Brazil, respectively. The increase in the U.S. was driven by increases in our customer-pay, warranty, and collision businesses. The decrease in U.K. can be more than explained by the change in exchange rate between the periods as on constant currency basis U.K. Same Store parts and service gross profit increased 9.9%. In Brazil, on a constant currency basis, Same Store parts and service gross profit declined 2.7%, reflecting a mix shift away from our customer-pay parts and service business towards our collision and warranty parts and service businesses that generate lower margins on a relative basis.
Our total Same Store parts and service gross margin declined 40 basis points, for the year ended December 31, 2016 as compared to the same period in 2015. The decrease in gross margin was driven by a 30 basis point decline in the U.S. primarily driven by lower margin, parts-intensive warranty campaigns in 2016 as compared to higher margin, labor-intensive warranty campaigns in 2015. And, as a result of a decline in U.S. Same Store retail new and used units sales, our internal work contributed relatively less to the overall gross profit of our parts and service business in 2016.
Our total Same Store parts and service revenues increased 3.7% to $1,119.0 million for the year ended December 31, 2015, as compared to the same period in 2014, primarily driven by U.S. growth. For the year ended December 31, 2015, our U.S. Same Store parts and service revenues increased 6.1%, or $57.2 million, reflecting increases in each portion of our parts and service business. Our U.S. operations generated a 13.3% increase in collision revenues, an 8.9% increase in warranty parts and service revenues, a 3.0% increase in customer-pay parts and service revenues and a 5.5% increase in wholesale parts revenues, when compared to the same period in 2014. The increase in warranty parts and service revenues was primarily driven by high volume recall campaigns from Honda, Toyota, FCA US (formerly Chrysler), BMW, Hyundai, Ford, Nissan, and Volkswagen that occurred in 2015 compared to 2014. In addition, as manufacturer-paid maintenance programs expand in the U.S., a shift of business from our customer-pay to our warranty business continues. The increase in collision revenues was primarily attributable to strategic initiatives that continue to enhance our operational processes, the addition of technicians to add operating capacity and the expansion of partnerships with insurance companies relating to direct repair programs. The U.S. growth in customer-pay parts and service revenue was supported by the progress we are making in adding service technicians. Since December 2014, we have added one hundred eighty service technicians.
Our U.K. Same Store parts and service revenues decreased 1.8%, or $1.5 million, primarily as the result of a 5.5% decrease in customer-pay parts and service revenues, 2.5% decrease in wholesale parts revenue, 0.8% decrease in collision revenues, partially offset by a 10.0% increase in our warranty parts and service revenues, for the year ended December 31, 2015, as compared to the same period in 2014. This decline is more than explained by the exchange rate, as Same Store parts and service revenues increased 5.8% on a constant currency basis. This increase in U.K. Same Store parts and service revenues on a constant currency basis was driven by an 18.4% increase in our warranty parts and service revenues for the year ended December 31, 2015, as compared to the same period a year ago. The growth in warranty parts and service revenues in the U.K. is primarily due to an increase in high volume recalls from BMW, Audi and Ford that occurred during 2015 relative to 2014. In addition, on a constant currency basis, we experienced increases in the U.K. of 1.9% in customer-pay parts and service revenues, 5.2% in wholesale parts revenues and 7.0% in collision revenues in 2015. These increases were primarily as a result of management initiatives to enhance processes and increase productivity.
Our Same Store parts and service revenues in Brazil decreased 23.6%, or $15.6 million, for the year ended December 31, 2015, compared to the same period 2014. This decline is more than explained by the exchange rate, as Brazil Same Store parts and service revenues increased 7.3% on a constant currency basis in 2015 compared to the same period last year.
Our total Same Store parts and service gross profit for the year ended December 31, 2015 increased 5.8%, as compared to the same period in 2014. The improvement in total Same Store parts and service gross profit was driven primarily by an 8.1% growth in the U.S., as well as a 1.5% increase in the U.K., which was partially offset by a decrease of 26.5% in Brazil. The improvement in the U.S. was driven by increases in each portion of our parts and service business, while the growth in the U.K. was driven by an increase in warranty parts and service business. The decrease in Brazil can be more than explained by the change in the exchange rate between the periods, as parts and service gross profit increase 2.7% on a constant currency basis. Our total Same Store parts and service gross margin improved 110 basis points, for the year ended December 31, 2015 as compared to the same period in 2014. The increase in gross margin was driven by improved profitability in our customer pay parts and service business in the U.S. and the U.K. and was also supported by growth in internal work between the parts and service departments of our U.S. and U.K. dealerships and the respective new and used vehicle departments. This was the result of improved new and used retail vehicles sales volumes.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015	2015	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2014
Retail New and Used Unit Sales
Same Stores
U.S.	233,379	(3.5)%		241,750	236,170	6.0%		222,855
U.K.	35,262	7.6%		32,775	28,057	12.2%		25,000
Brazil	13,843	(16.9)%		16,655	18,304	(8.4)%		19,978
Total Same Stores	282,484	(3.0)%		291,180	282,531	5.5%		267,833
Transactions	18,700			7,587	16,236			8,936
Total	301,184	0.8%		298,767	298,767	7.9%		276,769
Retail Finance Fees
Same Stores
U.S.	$120,323	(1.3)%		$121,868	$117,253	10.2%		$106,437
U.K.	15,679	4.8%		14,955	12,678	11.1%		11,415
Brazil	1,660	(0.5)%		1,668	1,782	(26.6)%		2,427
Total Same Stores	137,662	(0.6)%		138,491	131,713	9.5%		120,279
Transactions	7,136			2,843	9,621			3,674
Total	$144,798	2.5%		$141,334	$141,334	14.0%		$123,953
Vehicle Service Contract Fees
Same Stores
U.S.	$142,348	(0.3)%		$142,706	$138,903	6.2%		$130,771
U.K.	513	(26.9)%		702	613	73.7%		353
Brazil	—	—%		—	—	—%		—
Total Same Stores	142,861	(0.4)%		143,408	139,516	6.4%		131,124
Transactions	1,019			1,288	5,180			999
Total	$143,880	(0.6)%		$144,696	$144,696	9.5%		$132,123
Insurance and Other
Same Stores
U.S.	$108,873	1.7%		$107,029	$103,283	11.1%		$92,924
U.K.	9,502	12.3%		8,460	7,362	6.0%		6,945
Brazil	4,787	(2.3)%		4,900	5,356	(33.7)%		8,084
Total Same Stores	123,162	2.3%		120,389	116,001	7.5%		107,953
Transactions	8,814			2,367	6,755			2,536
Total	$131,976	7.5%		$122,756	$122,756	11.1%		$110,489
Total Finance and Insurance Revenues
Same Stores
U.S.	$371,544	—%	N/A	$371,603	$359,439	8.9%	N/A	$330,132
U.K.	25,694	6.5%	20.3%	24,117	20,653	10.4%	18.9%	18,713
Brazil	6,447	(1.8)%	2.3%	6,568	7,138	(32.1)%	(3.8)%	10,511
Total Same Stores	403,685	0.3%	1.2%	402,288	387,230	7.8%	9.0%	359,356
Transactions	16,969			6,498	21,556			7,209
Total	$420,654	2.9%	4.7%	$408,786	$408,786	11.5%	12.8%	$366,565

Finance and Insurance Revenues per Unit Sold
Same Stores
U.S.	$1,592	3.6%	N/A	$1,537	$1,522	2.8%	N/A	$1,481
U.K.	$729	(1.0)%	11.8%	$736	$736	(1.7)%	6.0%	$749
Brazil	$466	18.3%	23.1%	$394	$390	(25.9)%	4.9%	$526
Total Same Stores	$1,429	3.4%	4.4%	$1,382	$1,371	2.2%	3.4%	$1,342
Transactions	$907			$856	$1,328			$807
Total	$1,397	2.1%	3.3%	$1,368	$1,368	3.3%	4.5%	$1,324
Our efforts to improve our finance and insurance business processes continued to generate growth in our finance and insurance revenues. Our total Same Store finance and insurance revenues improved $1.4 million to $403.7 million for the year ended December 31, 2016, as compared to 2015, primarily driven by an increase in the U.K. offset by a decline in Brazil. Our U.K. Same Store finance and insurance revenue increased $1.6 million, or 6.5%, due to a 7.6% increase in new and used vehicle retail unit sales volume, coupled with an increase in our penetration rates and income per contract. These increases were partially offset by the change in exchange rates between periods. Our U.S. Same Store finance and insurance revenues remained flat for the year ended December 31, 2016, as compared to 2015, as increases in income per contract and penetration rates for most of our major U.S. product offerings were offset by a 3.5% decline in new and used vehicle retail unit sales volumes and an increase in our overall chargeback experience. Our Brazil Same Store finance and insurance revenue declined 1.8% for the year ended December 31, 2016 when compared to 2015, as a result of a decrease in retail unit sales of 16.9% and the change in exchange rates between periods. On a constant currency basis, Brazil Same Store finance and insurance revenues increased 2.3%. On a PRU basis, our total Same Store finance and insurance revenues improved 3.4% to $1,429, as compared to the same period in 2015. This improvement can be explained by increases in the U.S. and Brazil of 3.6% and 18.3%, respectively, compared to the same period in 2015. These increases were partially offset by a 1.0% decline in the U.K. that can be explained by the change in exchange rates between periods. On a constant currency basis, our Same Store finance and insurance revenues PRU in the U.K. increased 11.8% for the twelve month ended December 31, 2016 as compared to last year.
Our total Same Store finance and insurance revenues increased by 7.8% to $387.2 million for the year ended December 31, 2015, as compared to 2014, which was driven by growth in the U.S. and U.K. and partially offset by a decline in Brazil. Our U.S. Same Store finance and insurance revenue increased $29.3 million, or 8.9%, due to a 6.0% increase in new and used vehicle retail unit sales volume, coupled with increases in income per contract and penetration rates for most of our major U.S. product offerings. These increases more than offset an increase in our U.S. chargeback expense. In addition, we generated a 10.4% increase in our U.K. Same Store finance and insurance revenues for the year ended December 31, 2015, primarily reflecting a 12.2% increase in new and used vehicle retail unit sales volume and improved income per contract and penetration from vehicle service contract offerings. Our Same Store finance and insurance revenues PRU sold in the U.K. declined by 1.7%, as a result of the change in exchange rates between periods. On a constant currency basis, our U.K. Same Store finance and insurance revenues PRU sold increased by 6.0% for the year ended December 31, 2015 as compared to last year. Our Brazil Same Store finance and insurance revenue declined 32.1% for the year ended December 31, 2015 when compared to 2014, as a result of a decrease in retail unit sales of 8.4%, coupled with a decrease of 25.9% in finance and insurance revenues PRU sold. On a constant currency basis, Brazil Same Store finance and insurance revenues PRU increased 4.9%. Our total Same Store finance and insurance revenues PRU improved 2.2% to $1,371, as compared to the same period in 2014, more than explained by improvements in the U.S. of 2.8%.

Selling, General and Administrative Data
(dollars in thousands)

	For The Year Ended December 31,
	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015	2015	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2014
Personnel
Same Stores
U.S.	$613,894	2.4%	N/A	$599,609	$585,585	7.9%	N/A	$542,512
U.K.	65,148	(0.6)%	12.2%	65,524	53,159	0.4%	8.2%	52,956
Brazil	23,912	0.1%	5.1%	23,898	27,460	(27.0)%	3.0%	37,636
Total Same Stores	702,954	2.0%	3.3%	689,031	666,204	5.2%	7.3%	633,104
Transactions	37,967			19,573	42,400			25,336
Total	$740,921	4.6%		$708,604	$708,604	7.6%		$658,440
Advertising
Same Stores
U.S.	$67,334	1.2%	N/A	$66,560	$65,300	(0.8)%	N/A	$65,805
U.K.	4,315	(5.7)%	6.8%	4,574	3,701	(4.0)%	3.6%	3,856
Brazil	1,286	(2.6)%	1.6%	1,320	1,395	(33.2)%	(5.4)%	2,087
Total Same Stores	72,935	0.7%	1.4%	72,454	70,396	(1.9)%	(0.9)%	71,748
Transactions	2,397			2,174	4,232			2,064
Total	$75,332	0.9%		$74,628	$74,628	1.1%		$73,812
Rent and Facility Costs
Same Stores
U.S.	$81,523	0.8%	N/A	$80,883	$79,950	(3.4)%	N/A	$82,796
U.K.	9,023	(9.1)%	2.6%	9,922	8,249	(4.1)%	3.4%	8,598
Brazil	8,310	(4.4)%	2.0%	8,697	10,873	(19.1)%	13.3%	13,433
Total Same Stores	98,856	(0.6)%	1.2%	99,502	99,072	(5.5)%	1.3%	104,827
Transactions	11,064			6,934	7,364			9,028
Total	$109,920	3.3%		$106,436	$106,436	(6.5)%		$113,855
Other SG&A
Same Stores
U.S.	$189,846	(1.4)%	N/A	$192,483	$187,092	5.8%	N/A	$176,838
U.K.	28,065	(2.4)%	10.4%	28,750	23,658	1.7%	9.6%	23,260
Brazil	9,885	(8.1)%	(1.8)%	10,762	11,735	(28.2)%	0.5%	16,348
Total Same Stores	227,796	(1.8)%	(0.5)%	231,995	222,485	2.8%	5.1%	216,446
Transactions	16,794			(830)	8,680			(589)
Total	$244,590	5.8%		$231,165	$231,165	7.1%		$215,857
Total SG&A
Same Stores
U.S.	$952,597	1.4%	N/A	$939,535	$917,927	5.8%	N/A	$867,951
U.K.	106,551	(2.0)%	10.6%	108,770	88,767	0.1%	7.9%	88,670
Brazil	43,393	(2.9)%	2.7%	44,677	51,463	(26.0)%	4.2%	69,504
Total Same Stores	1,102,541	0.9%	2.4%	1,092,982	1,058,157	3.1%	5.8%	1,026,125
Transactions	68,222			27,851	62,676			35,839
Total	$1,170,763	4.5%		$1,120,833	$1,120,833	5.5%		$1,061,964

Total Gross Profit
Same Stores
U.S.	$1,332,028	1.6%	N/A	$1,311,385	$1,269,691	5.0%	N/A	$1,209,172
U.K.	136,858	(0.6)%	12.0%	137,639	115,186	1.2%	9.2%	113,765
Brazil	44,974	(14.2)%	(9.4)%	52,436	56,327	(29.5)%	(1.2)%	79,876
Total Same Stores	1,513,860	0.8%	2.1%	1,501,460	1,441,204	2.7%	5.0%	1,402,813
Transactions	81,209			32,512	92,768			45,125
Total	$1,595,069	4.0%		$1,533,972	$1,533,972	5.9%		$1,447,938
SG&A as a % of Gross Profit
Same Stores
U.S.	71.5%			71.6%	72.3%			71.8%
U.K.	77.9%			79.0%	77.1%			77.9%
Brazil	96.5%			85.2%	91.3%			87.0%
Total Same Stores	72.8%			72.8%	73.4%			73.1%
Transactions	84.0%			85.7%	67.6%			79.4%
Total	73.4%			73.1%	73.1%			73.3%
Adjusted Total SG&A (1)
Same Stores
U.S.	$954,336	1.9%	N/A	$936,378	$914,519	5.9%	N/A	$863,532
U.K.	105,929	(2.4)%	10.2%	108,562	88,763	0.3%	8.1%	88,483
Brazil	43,119	(3.2)%	2.5%	44,527	51,238	(25.5)%	4.7%	68,760
Total Same Stores	1,103,384	1.3%	2.8%	1,089,467	1,054,520	3.3%	6.0%	1,020,775
Transactions	36,715			36,715	71,662			49,928
Total	$1,140,099	1.2%		$1,126,182	$1,126,182	5.2%		$1,070,703
Adjusted SG&A as a % of Gross Profit (1)
Same Stores
U.S.	71.6%			71.4%	72.0%			71.4%
U.K.	77.4%			78.9%	77.1%			77.8%
Brazil	95.9%			84.9%	91.0%			86.1%
Total Same Stores	72.9%			72.6%	73.2%			72.8%
Transactions	45.2%			112.9%	77.2%			110.6%
Total	71.5%			73.4%	73.4%			73.9%
Employees	13,500			12,900	12,900			12,000
(1) See “Non-GAAP Financial Measures” for more details.
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
Our total Same Store SG&A increased $10.0 million, or 0.9%, for the year ended December 31, 2016, as compared to the same period in 2015, primarily the result of a 1.4% increase in the U.S. Same Store SG&A that was partially offset by a 2.9% and 2.0% decline in Brazil and U.K, respectively. The increase in the U.S. is largely related to increased personnel costs. The decline in the U.K. and Brazil can be explained by the change in exchange rates between periods, as total Same Store SG&A increased 10.6% and 2.7%, respectively, on a constant currency basis. After adjusting for non-core items of $5.9 million in deductible charges related to catastrophic events, $1.8 million in severance costs, $0.6 million of costs related to dealership acquisition activities, $0.4 million related to real estate and dealership disposition transactions and $0.3 million charge related to a foreign transaction tax in Brazil, offset by $9.9 million gain associated with the settlement of a claim with one of our OEM partners, our adjusted total Same Store SG&A increased 1.3% for the year ended December 31, 2016, as compared to the same period in 2015 adjusted for comparable non-core items.

Our total Same Store personnel costs increased $13.9 million, or 2.0%, for the year ended December 31, 2016, as compared to the same period in 2015, primarily as a result of a 2.4% and 0.1% increase in the U.S. and the Brazil, respectively, partially offset by a 0.6% decline in the U.K. The increase in the U.S. is a result of the fluctuation in variable costs such as salesperson commission payments, which increased due to higher new vehicle margins, incremental severance costs and an increase in our overall employee healthcare costs. The U.S. Same Store personnel costs included $1.8 million of severance costs for 2016. The decrease in total Same Store personnel costs in the U.K is the result of the change in exchange rates between periods. On a constant currency basis, Same Store personnel costs in the U.K. rose 12.2%, primarily driven by commission payments as a result of an overall improvement in the profitability of our new and used vehicle and finance and insurance departments in the U.K.
For the twelve months ended December 31, 2016, our consolidated Same Store advertising costs increased 0.7%, to $72.9 million, driven by a 1.2% increase in the U.S. that was partially offset by a 5.7% and 2.6% decline in the U.K and Brazil, respectively. The increase in the U.S. is a result of advertising activity designed to generate incremental sales opportunities. The decreases in Same Store advertising costs in the U.K. and Brazil can be explained by the changes in exchange rates between periods, as Same Store advertising costs increased by 6.8% and 1.6%, respectively, on a constant currency basis. These increases in both the U.K. and Brazil were also largely driven by activity designed to generate incremental sales opportunities and capture market share.
Our consolidated Same Store rent and facility costs decreased 0.6% to $98.9 million for the twelve months ended December 31, 2016, as compared to the same period a year ago, reflecting declines of 9.1% and 4.4% in the U.K. and Brazil, respectively, partially offset by an increase of 0.8% in the U.S. segment. The decrease in Same Store rent and facility costs in the U.K. was driven by lower utility expense associated with a reduction in oil and gas prices. The decrease in Brazil can be explained by the changes in exchange rates between periods, as Same Store rent and facility costs remained relatively flat on a constant currency basis, as compared to the same period in 2015. The increase in the U.S. is primarily driven by increased property taxes, as compared to the same period in 2015, associated with higher property values that stem from continued improvements to our existing facilities designed to enhance the profitability of our dealerships and the overall customer experience.
Our total Same Store other SG&A decreased 1.8% to $227.8 million as compared to the same period in 2015, driven by a 8.1%, 2.4% and 1.4% decline in Brazil, the U.K. and the U.S., respectively. The decline in our U.K. Same Store other SG&A was primarily a result of the change in the exchange rate between periods, as Same Store other SG&A costs in U.K. increased 10.4% on a constant currency basis. The 1.4% decrease in Same Store other SG&A in the U.S. is partially attributable to a net gain of $9.9 million recognized for a settlement with one of our OEM partners. Also included in total Same Store other SG&A for the year ended December 31, 2016 was non-core items of $5.9 million in charges related to catastrophic events and $0.4 million of costs related to real estate and dealership activities in the U.S., $0.6 million associated with dealership acquisition costs in the U.K. and a $0.3 million charge related to a foreign transaction tax in Brazil.
For the twelve months ended December 31, 2016, as compared to the same period in 2015, our total Same Store SG&A as a percentage of gross profit remained flat at 72.8%. Our adjusted total Same Store SG&A as a percentage of gross profit increased 30 basis points to 72.9%, primarily driven by 1,100 and 20 basis point increase in Brazil and the U.S., respectively, offset by a 150 basis point decrease in the U.K. segment. The increase in Brazil was due to a 14.2% decline in gross profit. The improvement in the U.K. is a reflection of the leverage of our cost structure realized with the growth of revenue and gross profit.
Our total Same Store SG&A increased $32.0 million, or 3.1%, for the year ended December 31, 2015, as compared to the same period in 2014, primarily the result of a 5.8% and a 0.1% increase in the U.S. and U.K. Same Store SG&A, respectively, that was partially offset by a 26.0% decline in Brazil. The increases in the U.S. and U.K. are largely related to costs that fluctuate in relation to vehicle sales and general business activity. The decline in Brazil can be explained by the change in exchange rates between periods, as total Same Store SG&A in Brazil increased 4.2% on a constant currency basis. Our total Same Store personnel costs increased by 5.2% for the year ended December 31, 2015, as compared to the same period in 2014, primarily as a result of a 7.9% and 0.4% increase in the U.S. and the U.K., respectively. These increases are explained by the general correlation of variable costs, including salesperson commission payments, and vehicle sales. The increase in the U.S. is also partially explained by an increase in our employee healthcare costs. These increases in the U.S. and U.K. were partially offset by a 27.0% decline in personnel costs in Brazil that can be explained by the change in exchange rate between periods, as Same Store personnel costs in Brazil increased 3.0% on a constant currency basis as compared to last year.
For the twelve months ended December 31, 2015, our consolidated Same Store advertising costs decreased 1.9%, to $70.4 million, driven by declines in all of our segments. Our U.S. Same Store advertising expense declined 0.8% primarily due to better leveraging of our scale and more active management of our vendor relationships. The 4.0% decline in the U.K. Same Store advertising expense can be explained by the change in exchange rates between periods as, on a local currency basis, Same

Store advertising costs increased 3.6%. The 33.2% decline in Brazil Same Store advertising costs can be partially explained by actions we have taken to rationalize our advertising expenditures in response to weaker overall economic conditions.
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
Our total Same Store other SG&A increased 2.8% to $222.5 million for the year ended December 31, 2015 as compared to the same period in 2014, primarily driven by a 5.8% and 1.7% increase in the U.S. and U.K., respectively. These increases were partially offset by a 28.2% decrease in Brazil. The decline in our Brazil Same Store other SG&A was primarily a result of the change of the exchange rate between periods. The increase in the U.S. and the U.K. was primarily driven by increases in other variable costs associated with higher retail sales volumes. Total Same Store other SG&A included $1.6 million in charges related to catastrophic events, a legal settlement of $1.0 million, a $0.8 million loss related to real estate and dealership transactions, and $0.2 million in severance costs for the twelve months ended December 31, 2015. On a comparable basis, total Same Store other SG&A for the year ended December 31, 2014 included a $2.8 million charge for a catastrophic event, $1.2 million loss related to real estate and dealership transactions, $0.4 million of expense related to a legal settlement, $0.3 million in severance costs, $0.2 million related to acquisition costs and a $0.4 million charge related to a foreign transaction tax in Brazil. Our adjusted total Same Store SG&A increased $33.7 million, or 3.3%, reflecting an increase of 5.9% and 0.3% in the U.S. and U.K., respectively, offset by a 25.5% decrease in Brazil.
For the twelve months ended December 31, 2015, as compared to the same period in 2014, our total Same Store SG&A as a percentage of gross profit increased 30 basis points from 73.1% to 73.4% primarily driven by a 50 and 440 basis point increase in our U.S. and Brazil segments, respectively. The increase in the U.S. was primarily a result of margin pressures on new and used retail vehicle sales described above, and the negative impact of such on the correlation to salesperson commission compensation. Offsetting these increases, our U.K. Same Store SG&A as a percentage of gross profit improved 80 basis points to 77.1% as of December 31, 2015 compared to a year ago, primarily reflecting leverage of our cost structure realized with the improved revenue and gross profit. Our adjusted total Same Store SG&A as a percentage of gross profit increased 40 basis points to 73.2% for the twelve months ended December 31, 2015, as compared to the same period in 2014, driven by a 490 and 60 basis point increase in our Brazil and U.S., respectively, adjusted total Same Store SG&A as a percentage of gross profit, partially offset by a 70 basis point decrease in the U.K.

Depreciation and Amortization Data
(dollars in thousands)

	For The Year Ended December 31,
	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015	2015	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2014
Same Stores
U.S.	$42,510	6.4%	N/A	$39,936	$39,819	12.1%	N/A	$35,536
U.K.	4,589	6.5%	20.4%	4,307	3,176	(4.0)%	3.5%	3,309
Brazil	1,160	(3.2)%	3.1%	1,198	1,678	(7.1)%	28.6%	1,806
Total Same Stores	48,259	6.2%	7.7%	45,441	44,673	9.9%	12.1%	40,651
Transactions	2,975			1,798	2,566			1,693
Total	$51,234	8.5%	10.5%	$47,239	$47,239	11.6%	13.9%	$42,344
Our total Same Store depreciation and amortization expense increased 6.2% and 9.9% for the years ended December 31, 2016 and 2015, respectively, as compared to the respective prior year period, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.
Impairment of Assets

We perform an annual review of the fair value of our goodwill and indefinite-lived intangible assets during the fourth quarter. We also perform interim reviews for impairment of all of our long-lived and indefinite-lived assets when evidence exists that the carrying value of such assets may not be recoverable.
During the fourth quarter of 2016, we performed our annual impairment assessment of the carrying value of our goodwill. The fair value of each of our reporting units exceeded the carrying value of the respective net assets (step one of the goodwill impairment test). As a result, we were not required to conduct the second step of the impairment test for goodwill. During the 2015 goodwill assessment, it was determined that, in Brazil, the carrying value of goodwill exceeded the implied fair value and as a result a $55.4 million impairment was recorded. We did not identify an impairment of our recorded goodwill in 2014.
During 2016, 2015, and 2014, we determined that the carrying value of certain of our intangible franchise rights were greater than fair value. As a result, we recognized $30.0 million, $30.1 million and $31.0 million of pre-tax non-cash impairment charges, respectively. Also, in 2016, 2015, and 2014, we recognized $2.8 million, $2.1 million and $10.5 million, respectively, in pre-tax non-cash asset impairment charges, associated with non-operating real estate holdings and other long-lived assets of our existing dealership facilities.
If, in future periods, we determine that the carrying amount of our nets assets exceeds the respective fair value of goodwill for any or all of our reporting units, we could be required to recognize a material non-cash impairment charge to the goodwill associated with the reporting unit(s). If any of our assumptions change, or fail to materialize, the resulting decline in the estimated fair market value of intangible franchise rights could result in a material non-cash impairment charge. For example, we performed two separate sensitivity analyses on our 2016 annual impairment assessment of goodwill and intangible franchise rights. If our assumptions regarding the risk-free rate and cost of debt differed such that the estimated WACC used in our 2016 assessment increased by 200 basis points, and all other assumptions remained constant, an additional $40.2 million of non-cash franchise rights impairment charges, would have resulted, excluding franchises acquired since the previous annual test. This additional impairment consists of $37.6 million in the U.S., $0.4 million in the U.K. and $2.2 million in Brazil. Our Brazil reporting unit would have failed the step one impairment test for goodwill in this scenario, while the U.S. and U.K reporting units would have passed step one. Our second sensitivity analysis represented a recessionary sales environment in the U.S., utilizing the U.S. SAAR equivalent to 2009 levels for 2018. Similar industry sales levels were also applied to the U.K. reporting unit. Since Brazil is currently in a recessionary economy, we did not assume further industry sales declines for this sensitivity analysis, but instead assumed no sales growth in 2018 . In this sensitivity analysis, an additional $55.3 million of non-cash franchise rights impairment charges would have resulted, including $52.8 million, $1.6 million and $0.9 million for the U.S., U.K. and Brazil, respectively. In this scenario, none of the Company’s reporting units would have failed the step one impairment test for goodwill.

Floorplan Interest Expense
(dollars in thousands)

	For The Year Ended December 31,
	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015	2015	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2014
Same Stores
U.S.	$39,955	12.8%	N/A	$35,424	$34,714	4.9%	N/A	$33,102
U.K.	2,190	(3.8)%	9.3%	2,276	1,544	(3.8)%	3.4%	1,605
Brazil	63	(91.9)%	(88.6)%	781	965	(83.7)%	(79.3)%	5,910
Total Same Stores	42,208	9.7%	10.5%	38,481	37,223	(8.4)%	(7.4)%	40,617
Transactions	2,719			783	2,041			997
Total	$44,927	14.4%	16.0%	$39,264	$39,264	(5.6)%	(4.6)%	$41,614
Memo:
Manufacturer’s assistance	$49,202	(2.5)%		$50,474	$50,474	11.8%		$45,145
Our floorplan interest expense fluctuates with changes in borrowings outstanding and interest rates, which are based on LIBOR (or Prime rate in some cases) plus a spread in the U.S. and U.K. and a benchmark rate plus a spread in Brazil. To mitigate the impact of U.S. interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the U.S. variable interest rate debt. As of December 31, 2016, we were party to interest rate swaps with an aggregate notional amount of $765.3 million in effect that fixed our underlying one-

month LIBOR at a weighted average interest rate of 2.5%. The majority of the monthly settlements of liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense. Our total Same Store floorplan interest expense increased 9.7% to $42.2 million for the year ended December 31, 2016, as compared to the same period in 2015. The increase was driven by our Same Store floorplan interest expense in the U.S. that grew $4.5 million, or 12.8%, driven by a rise in the weighted average borrowing rate primarily as a result of an increase in LIBOR compared to the same period a year ago. Additionally, we experienced an increase in our weighted average floorplan borrowings in the U.S. of $62.3 million for year ended December 31, 2016 reflecting higher inventory levels in 2016 when compared with 2015. Beginning in the later part of the fourth quarter of 2015, we experienced an increase in our supply of luxury brand units as several of our manufacturer partners redirected additional inventory supply to the U.S. to offset weakness in other global markets. Furthermore, for most of 2016, several manufacturers issued stop sales on a number of vehicle models due to recall campaigns that contributed to an increase in our new and used vehicle inventory as compared to the same period in 2015. In the U.K., Same Store floorplan interest expense decreased 3.8% for the year ended December 31, 2016, due to the change in exchange rates between periods. On a constant currency basis, total Same Store floorplan interest expense increased 9.3% for the twelve months ended December 31, 2016 as compared to 2015 driven by an increase in the weighted average borrowing rate. In Brazil, our Same Store floorplan interest expense decreased $0.7 million, or 91.9% for the year ended December 31, 2016. The decrease in the Brazil Same Store floorplan interest was the direct result of improved management processes over inventory levels and the execution of strategic cash management policies.
As of December 31, 2015, we had effective interest rate swaps with an aggregate notional amount of $581.7 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.7%. Our total Same Store floorplan interest expense decreased 8.4% to $37.2 million for the year ended December 31, 2015, as compared to the same period in 2014. The decline was primarily related to Brazil. Same Store floorplan interest expense in Brazil decreased $4.9 million, or 83.7%, primarily due to improved floorplan and cash management. Our U.S. Same Store floorplan interest expense increased 4.9% to $34.7 million for the year ended December 31, 2015, as compared to the same period in 2014. The increase in the U.S. Same Store floorplan interest is primarily attributable to an increase in our weighted average floorplan borrowings outstanding of $18.6 million due to higher inventory levels in 2015. In the U.K., Same Store floorplan interest expense decreased 3.8% for the year ended December 31, 2015. The decline in Same Store floorplan interest expense in the U.K. can be explained by the change in the exchange rate between periods, as on a constant currency basis, Same Store floorplan expense increased 3.4%. The increase in the U.K. Same Store floorplan interest on a constant currency basis is primarily attributable to an increase in our weighted average floorplan borrowings outstanding due to higher inventory levels in 2015.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our 5.00% and 5.25% Notes, real estate related debt, working capital lines of credit and our other long-term debt, partially offset by interest income. For the twelve months ended December 31, 2016, other interest expense increased $11.0 million, or 19.4%, to $67.9 million, as compared to the same period in 2015. The increase was primarily attributable to interest incurred on our 5.25% Notes offering that was executed in December 2015. As a partial offset, we used a portion of the proceeds from the 5.25% Notes offering to fund the outstanding borrowings of the Company’s Acquisition Line and to payoff certain real estate related mortgages.
For the twelve months ended December 31, 2015, other interest expense increased $7.2 million, or 14.5%, to $56.9 million, as compared to the same period in 2014. The increase was primarily attributable to incremental interest incurred on our 5.00% Notes used to fund the extinguishment of our 2.25% Notes and 3.00% Notes during the second and third quarters of 2014 and for working capital needs. In addition, other net interest expense increased for the year ended December 31, 2015, as compared to 2014, due to additional mortgage borrowings associated with dealership acquisitions and purchases of existing leased properties. Further contributing to the increase to other interest expense, net, for the twelve months ended December 31, 2015 as compared to the prior year, was the incremental interest related to our 5.25% Note offering that was executed in December 2015 to fund the outstanding borrowings of the Company’s Acquisition Line, to payoff certain mortgages, to contribute to the Company’s floorplan offset accounts and for general corporate purposes.
Included in other interest expense for the year ended December 31, 2014 is non-cash, discount amortization expense of $7.2 million . This non-cash discount amortization represents the impact of the accounting for our 2.25% Notes and 3.00% Notes as required by ASC 470 for convertible debt. We used the proceeds from the 5.00% Notes offering to extinguish all of the outstanding principal of the 2.25% Notes and 3.00% Notes as of September 30, 2014.
Provision for Income Taxes
For the year ended December 31, 2016, we recorded a tax provision of $80.3 million. The 2016 effective tax rate of 35.3% decreased from the 2015 effective tax rate of 48.4%, primarily due to the mix effect resulting from proportionately more pretax income generated in our U.K. region and changes to valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil, as well as the deferred tax impact of a dealership disposition in Brazil. In addition, the 2016 effective tax rate decreased from the 2015 rate due to the impairment of non-deductible goodwill in 2015.
For the year ended December 31, 2015, we recorded a tax provision of $88.2 million. The 2015 effective tax rate of 48.4% increased from the 2014 effective tax rate of 43.4%, primarily due to an increase in valuation allowances recorded in 2015 as compared to 2014, relative to deferred tax assets for goodwill and net operating losses of certain Brazil subsidiaries . In addition, the 2015 effective tax rate increased over the 2014 rate due to the impairment of non-deductible goodwill in Brazil in 2015. Included in the 2014 effective tax rate was the impact of a portion of the U.S. GAAP loss on the 2014 extinguishment of the 2.25% Notes and the 3.00% Notes that was not deductible for tax purposes.
On an adjusted basis, for the year ended December 31, 2016, our effective tax rate decreased to 35.8% from 37.4% as compared to the same period in 2015. The decrease was primarily due to the mix effect resulting from proportionately more pretax income generated in our U.K. region, which has a significantly lower corporate tax rate than the U.S., and changes to valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil. On an adjusted basis, for the year ended December 31, 2015, our effective tax rate decreased to 37.4% from 37.7% as compared to the same period in 2014.
We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income. We expect our effective tax rate in 2017 will be approximately 36.5%.
As of December 31, 2016, we had net deferred tax liabilities totaling $159.2 million relating to the differences between the financial reporting and tax basis of assets and liabilities, some of which are expected to reverse in the future. This includes $154.5 million of net deferred tax liabilities relating to intangibles for goodwill and franchise rights that are deductible for tax purposes and will not reverse until the related intangibles are disposed. In addition, as of December 31, 2016, we had $59.9 million of deferred tax assets relating to loss reserves and accruals, and $53.9 million of valuation allowances on deferred tax assets. Refer to Note 7 to our Consolidated Financial Statements for more details.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line and FMCC facility levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital and dealership and real estate acquisition financing, real estate mortgages, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for 2017. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2017 change, we may need to access the private or public capital markets to obtain additional funding.
Cash on Hand. As of December 31, 2016, our total cash on hand was $21.0 million. The balance of cash on hand excludes $85.1 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility as of December 31, 2016. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
Cash Flows. With respect to all new vehicle floorplan borrowings in the normal course of business, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from us. With respect to borrowings for used vehicle financing, we finance up to 85% of the value of our used vehicle inventory in the U.S., and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. and Brazil unaffiliated with our manufacturer partners (collectively, “Non-OEM Floorplan Credit Facilities”), are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure “Adjusted net cash provided by operating activities” to evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
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
The following tables sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows on a U.S. GAAP and on an adjusted, non-GAAP basis. For further explanation and reconciliation to the most directly comparable U.S. GAAP measures see “Non-GAAP Financial Measures” below.

	For the Year Ended December 31,
U.S. GAAP Basis	2016	2015	2014
		(In thousands)
Net cash provided by operating activities	$384,857	$141,047	$198,288
Net cash used in investing activities	(174,040)	(284,502)	(347,051)
Net cash provided by (used in) financing activities	(205,007)	121,009	171,650
Effect of exchange rate changes on cash	2,145	(5,492)	(2,127)
Net increase (decrease) in cash and cash equivalents	$7,955	$(27,938)	$20,760

	For the Year Ended December 31,
Adjusted, Non-GAAP Basis(1)	2016	2015	2014
		(In thousands)
Adjusted net cash provided by operating activities	$271,741	$244,349	$207,139
Adjusted net cash used in investing activities	(190,639)	(266,791)	(315,432)
Adjusted net cash provided by (used in) financing activities	(75,292)	(4)	131,180
Effect of exchange rate changes on cash	2,145	(5,492)	(2,127)
Net increase (decrease) in cash and cash equivalents	$7,955	$(27,938)	$20,760
(1) See “Non-GAAP Financial Measures” for details
Sources and Uses of Liquidity from Operating Activities
For the twelve months ended December 31, 2016, we generated $384.9 million of net cash flow from operating activities, primarily consisting of $147.1 million in net income, adjusted for non-cash items related to asset impairment of $32.8 million, depreciation and amortization of $51.2 million, deferred income taxes of $14.2 million, amortization of debt discounts and debt issue costs of $3.7 million, and stock-based compensation of $21.1 million, as well as $116.4 million net change in operating assets and liabilities and partially offset by $2.7 million of net gains from the disposition of assets. Included in the net changes of operating assets and liabilities were cash inflows of $76.1 million from increases in accounts payable and accrued expenses, $79.3 million from decreases in inventory levels, and $8.2 million from the net decrease in prepaid expenses and other assets. These cash inflows were partially offset by cash outflows of $15.6 million from increases of vehicle receivables and contracts-in-transit, $12.6 million from the net decrease in floorplan borrowings, and $18.7 million from the net increase in accounts and notes receivable. After adjusting for $113.1 million of cash outflows related to the net change in our Non-OEM Floorplan Credit Facilities, excluding the change in our floorplan offset accounts and net dealership acquisition and disposition activity, and the change in our FMCC floorplan offset account, our adjusted net cash flow generated from operating activities for the twelve months ended December 31, 2016 was $271.7 million.
For the twelve months ended December 31, 2015, we generated $141.0 million of net cash flow from operating activities, primarily consisting of $94.0 million in net income, adjusted for non-cash items related to depreciation and amortization of $47.2 million, deferred income taxes of $11.9 million, amortization of debt discounts and debt issue costs of $3.7 million, asset impairment of $87.6 million, and stock-based compensation of $18.9 million, as well as a $113.6 million net change in operating assets and liabilities and $9.7 million of net gains from the disposition of assets. Included in the net changes of operating assets and liabilities were cash inflows of $25.1 million from increases in accounts payable and accrued expenses and $87.5 million from the net increase in floorplan borrowings. These cash inflows were more than offset by $17.9 million from increases of vehicle receivables and contracts-in-transit, $3.2 million from the net increase in prepaid expenses and other assets, $186.6 million from increases in inventory levels, and $17.9 million from the net increase in accounts and notes receivable. After adjusting for $100.3 million of cash inflows related to the net change in our Non-OEM Floorplan Credit Facilities, excluding the change in our floorplan offset accounts and net dealership acquisition and disposition activity, as well as $3.0 million of net cash inflows associated with the change in our manufacturer-affiliated floorplan notes payable related to net dealership acquisition and disposition activity, and the change in our FMCC floorplan offset account, our adjusted net cash flow generated from operating activities for the twelve months ended December 31, 2015 was $244.3 million.
For the twelve months ended December 31, 2014, we generated $198.3 million of net cash flow from operating activities, primarily consisting of $93.0 million in net income, adjusted for non-operating items related to a loss on the extinguishment of our 3.00% Notes of $29.5 million, a loss on the extinguishment of our 2.25% Notes of $16.9 million and $16.0 of net gains from the disposition of assets, as well as non-cash items related to depreciation and amortization of $42.3 million, deferred income taxes of $12.3 million, amortization of debt discounts and debt issue costs of $10.6 million, stock-based compensation of $16.0 million and asset impairments of $41.5 million. The cash inflows were partially offset by a $50.7 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $27.3 million from decreases in inventory and $37.3 million from an increase in accounts payables and accrued expenses, which were more than offset by cash outflows of $78.8 million from the net decrease in floorplan borrowings, $20.2 million from increases in accounts and notes receivables, $10.5 million from increases of vehicle receivables and contracts-in-transit, and $5.4 million from an increase in prepaid expenses and other assets. After adjusting for $5.9 million of cash inflows related to the net change in our Non-OEM Floorplan Credit Facilities, excluding the change in our floorplan offset accounts and net dealership acquisition and disposition activity, as well as $3.0 million of net cash inflows associated with the change in our manufacturer-affiliated floorplan notes payable related to net dealership acquisition and dispositions activity, and the change in our FMCC floorplan offset account, our adjusted net cash flow generated from operating activities for the twelve months ended December 31, 2014 was $207.1 million.
Working Capital. At December 31, 2016, we had $97.5 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the twelve months ended December 31, 2016, we used $174.0 million in net cash flow for investing activities. Included in the total cash use for the twelve months ended December 31, 2016, was $57.3 million for dealership acquisition activity. We also used $156.5 million during the twelve months of 2016 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $100.6 million for capital expenditures, $39.1 million for the purchase of real estate associated with existing dealership operations, and a $16.8 million net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $36.8 million related to dispositions of franchises and fixed assets. After adjusting for $16.6 million of cash outflows associated with the change in floorplan notes payable in conjunction with dealership disposition activity, our adjusted net cash flow used in investing activities for the twelve months ended December 31, 2016 was $190.6 million.
During 2015, we used $284.5 million in net cash flow for investing activities. Included in the total cash use for the twelve months ended December 31, 2015, was $212.3 million for dealership acquisition activity. We also used $120.3 million during 2015 primarily for purchases of property and equipment to construct new and improve existing facilities, consisting of $107.2 million for capital expenditures, and $24.6 million for the purchase of real estate associated with existing dealership operations, offset by a $11.5 million net increase in the accrual for capital expenditures from year-end. These cash outflows were partially offset by $41.6 million in proceeds from the sale of franchises, property and equipment during 2015. After adjusting for $32.1 million of cash inflows associated with the change in floorplan notes payable in conjunction with dealership acquisition activity and $14.4 million of cash outflows associated with the change in floorplan notes payable in conjunction with dealership disposition activity, our adjusted net cash flow used in investing activities for the twelve months ended December 31, 2015 was $266.8 million.
During 2014, we used $347.1 million in net cash flow for investing activities. Included in the total cash use for the twelve months ended December 31, 2014, was $336.6 million for dealership acquisition activity. We also used $150.4 million during 2014 primarily for purchases of property and equipment to construct new and improve existing facilities, consisting of $62.7 million for real estate to be used for existing dealership operations and $97.7 million for capital expenditures, $2.8 million of which relates to facilities that were subsequently disposed during 2014, offset by a $10.0 million net increase in the accrual for capital expenditures from year-end. We also used $4.7 million for escrow deposits on pending dealership and real estate acquisitions. These cash outflows were partially offset by $144.6 million in proceeds from the sale of franchises, property and equipment during 2014. After adjusting for $92.1 million of cash inflows associated with the change in floorplan notes payable in conjunction with dealership acquisition activity and $60.5 million of cash outflows associated with the change in floorplan notes payable in conjunction with dealership disposition activity, our adjusted net cash flow used in investing activities for the twelve months ended December 31, 2014 was $315.4 million.
Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for 2017 to be no more than $150 million excluding expenditures related to future acquisitions, which could generally be funded from excess cash.
Acquisitions & Dispositions. During the twelve months ended December 31, 2016, we completed the acquisition of 12 U.K. dealerships, inclusive of 15 franchises and opened two additional dealerships for two awarded franchises in the U.K., with expected aggregate annualized revenues, estimated at the time of acquisition, of $640.0 million. In addition, we completed the acquisition of one dealership, in Brazil, representing one franchise and opened two dealerships for one acquired and two previously awarded franchises, with expected aggregate annualized revenues, estimated at the time of acquisition, of $20.0 million.
During 2015, the Company acquired three U.S. dealerships, representing five franchises, with expected annual revenues, estimated at the time of acquisition, of $340.0 million . During 2014, we acquired 19 franchises with expected annual revenues, estimated at the time of acquisition, of $910.0 million. We generally purchase businesses based on expected return on investment. Cash needed to complete our acquisitions generally comes from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities, term loans and our Acquisition Line.
In 2016, we disposed of five U.S. dealerships, four dealerships in Brazil and one dealership in the U.K, with annual revenues totaling approximately $240.0 million. During 2015, we disposed of two dealerships and one franchise in the U.S. and terminated two franchises in Brazil, with annual revenues totaling approximately $115.0 million. During 2014, we disposed of seven dealerships and one franchise in the U.S. and three dealerships in Brazil with annual revenues totaling approximately $450.0 million

Sources and Uses of Liquidity from Financing Activities
For the twelve months ended December 31, 2016, we used $205.0 million in net cash flow from financing activities, primarily related to cash outflows of $78.6 million in net payments on our Floorplan Line, $127.6 million to repurchase 2,282,579 shares of our Company’s common stock, and $20.0 million for dividend payments. These cash outflows were partially offset by cash inflows of $4.0 million of net borrowings of other debt and $17.2 million in net borrowings of long-term debt related to real estate loans. Adjusting for $129.5 million of cash outflows from net repayments associated with our non-OEM floorplan notes payable, the adjusted cash flow from financing activities associated with our Floorplan Line was $50.8 million (representing the net cash activity in our floorplan offset accounts). In total, we used $75.3 million in adjusted net cash flow from financing activities.
For the twelve months ended December 31, 2015, we generated $121.0 million in net cash flow from financing activities, primarily related to $296.3 million of 5.25% Notes borrowings and $52.7 million in net borrowings on our Floorplan Line. These cash inflows are partially offset by cash outflows of $40.1 million from net payments of long-term debt related to real estate loans, $68.1 million of net payments on our Acquisition Line, $3.9 million of net payments borrowings of other debt, $97.5 million to repurchase 1,176,908 shares of our Company’s common stock, and $19.9 million for dividend payments. Adjusting for $118.3 million of cash inflows from net borrowings associated with our non-OEM floorplan notes payable, the adjusted cash flow from financing activities associated with our Floorplan Line was $65.6 million (representing the net cash activity in our floorplan offset accounts). In total, adjusted cash outflows from financing activities were essentially offset by cash inflows.
During 2014, we generated $171.7 million in net cash flow from financing activities, primarily related to $539.6 million of 5.00% Notes borrowings, $52.2 million from net borrowings of long-term debt related to real estate loans, $5.2 million from net borrowings of other debt, $32.7 million from proceeds of the call and warrant unwind related to the 3.00% Notes, $9.7 million cash inflow related to borrowings on the Acquisition Line, and $29.3 million in net borrowings on our Floorplan Line. These cash inflows were partially offset by cash outflows of $260.1 million used for the repurchase of our 3.00% Notes, $182.8 million used for the conversion and redemption of our 2.25% Notes, $36.8 million used to repurchase 537,054 shares of our common stock, and $17.1 million used for dividend payments. Adjusting for $40.5 million of cash inflows from net borrowings associated with our non-OEM floorplan notes payable, the adjusted cash flow from financing activities associated with our Floorplan Line was $11.2 million (representing the net cash activity in our floorplan offset accounts). In total, we generated $131.2 million in adjusted net cash flow from financing activities.
Credit Facilities, Debt Instruments and Other Financing Arrangements. Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
Revolving Credit Facility. On June 17, 2016, we amended our Revolving Credit Facility principally to increase the total borrowing capacity from $1.7 billion to $1.8 billion and to extend the term from an expiration date of June 20, 2018 to June 17, 2021. The Revolving Credit Facility, which is comprised of 24 financial institutions, including six manufacturer-affiliated finance companies, consists of two tranches, providing a maximum of $1.75 billion for U.S. vehicle inventory floorplan financing, as well as a maximum of $360.0 million and a minimum of $50.0 million for working capital and general corporate purposes, including acquisitions. The capacity under these two tranches can be re-designated within the overall $1.8 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or British pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $2.1 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the LIBOR plus 125 basis points for new vehicle inventory and the LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points, depending on our total adjusted leverage ratio, for borrowings in U.S. dollars and a LIBOR equivalent plus 125 to 250 basis points, depending on our total adjusted leverage ratio, on borrowings in euros or British pound sterling. The Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. The Acquisition Line also requires a commitment fee ranging from 0.20% to 0.45% per annum, depending on our total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
After considering the outstanding balance of $1,072.1 million at December 31, 2016, we had $367.9 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $367.9 million available borrowings under the Floorplan Line was $59.6 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 2.0% and 1.7% as of December 31, 2016 and 2015, respectively, excluding the impact of our interest rate swaps. With regards to the Acquisition Line, there were no borrowings outstanding as of December 31, 2016 or December 31, 2015. After considering $37.1 million and $41.9 million of outstanding letters of credit and other factors included in our available borrowing base calculation, there was $322.9 million and $278.2 million of available borrowing capacity under the Acquisition Line as of December 31, 2016 and 2015, respectively. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.

All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $208.5 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on April 1, 2014 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock after June 2, 2014 and ending on the date of determination less (c) cash dividends and share repurchases after June 2, 2014 (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of December 31, 2016, the Credit Facility Restricted Payment Basket totaled $132.3 million. As of December 31, 2016, we were in compliance with all our financial covenants, including:

	As of December 31, 2016
	Required	Actual
Total Adjusted Leverage Ratio	< 5.50	3.70
Fixed Charge Coverage Ratio	> 1.20	2.49
Based upon our current five year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our FMCC Facility provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days’ notice by either party. As of December 31, 2016, we had an outstanding balance of $149.7 million under the FMCC Facility with an available floorplan borrowing capacity of $150.2 million. Included in the $150.2 million available borrowings under the FMCC Facility was $25.5 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.25% and 4.75% before considering the applicable incentives, as of December 31, 2016 and 2015, respectively.
The following table summarizes the position of our U.S. credit facilities as of December 31, 2016:

	As of December 31, 2016
U.S. Credit Facilities	Total Commitment	Outstanding	Available
	(In thousands)
Floorplan Line(1)	$1,440,000	$1,072,092	$367,908
Acquisition Line(2)	360,000	37,139	322,861
Total Revolving Credit Facility	1,800,000	1,109,231	690,769
FMCC Facility(3)	300,000	149,744	150,256
Total U.S. Credit Facilities(4)	$2,100,000	$1,258,975	$841,025

(1)	The available balance as of December 31, 2016 includes $59.6 million of immediately available funds.

(2)	The outstanding balance of $37.1 million is related to outstanding letters of credit. The available borrowings may be limited from time to time, based on certain debt covenants.

(3)	The available balance as of December 31, 2016 includes $25.5 million of immediately available funds.

(4)
The outstanding balance excludes $222.4 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Other Inventory Credit Facilities. We have credit facilities with BMWFS, Volkswagen Finance, FMCC and a third-party financial institution for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities ranged from 1.90% to 3.95%, as of December 31, 2016.

We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our Brazilian operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of December 31, 2016, the annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, ranged from 18.16% to 22.41%.
Other Inventory Financing Arrangements. Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of December 31, 2016, the interest rate charged on borrowings related to our rental vehicle fleet varied up to 5.25%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time.
For a more detailed discussion of our credit facilities existing as of December 31, 2016, please see Note 11 to our Consolidated Financial Statements, “Credit Facilities.”
5.00% Notes. On June 2, 2014, we issued $350.0 million aggregate principal amount of our 5.00% Notes. Subsequently, on September 9, 2014, we issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes will mature on June 1, 2022 and pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. Using proceeds of certain equity offerings, we may redeem up to 35.0% of the 5.00% Notes prior to June 1, 2017, subject to certain conditions, at a redemption price equal to 105% of principal amount of the 5.00% Notes plus accrued and unpaid interest. Otherwise, we may redeem some or all of the 5.00% Notes prior to June 1, 2017 at a redemption price equal to 100% of the principal amount of the 5.00% Notes redeemed, plus an applicable premium, and plus accrued and unpaid interest. On or after June 1, 2017, we may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.00% Notes if we sell certain assets or trigger the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt. The 5.00% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.00% Notes is the same as under the Credit Facility Restricted Payment Basket.
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
The underwriters’ fees, discount and capitalized debt issuance costs relative to the $550.0 million totaled $13.1 million. These amounts were included as a direct reduction of the 5.00% Notes principal balance and are being amortized over a period of eight years in conjunction with the term of the 5.00% Notes. The 5.00% Notes are presented net of unamortized underwriters’ fees, discount and debt issuance costs of $9.5 million as of December 31, 2016.
5.25% Notes. On December 8, 2015, we issued $300.0 million aggregate principal amount of our 5.25% Notes due to mature on December 15, 2023 in a private placement exempt from the registration requirements of the SEC. The 5.25% Notes and the related guarantees have not been, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. The 5.25% Notes pay interest semiannually, in arrears, in cash on each June 15 and December 15, beginning June 15, 2016. Using proceeds of certain equity offerings, the Company may redeem up to 35.0% of the 5.25% Notes prior to December 15, 2018, subject to certain conditions, at a redemption price equal to 105.25% of principal amount of the 5.25% Notes plus accrued and unpaid interest. Otherwise, the Company may redeem some or all of the 5.25% Notes prior to December 15, 2018 at a redemption price equal to 100% of the principal amount of the 5.25% Notes redeemed, plus an applicable make-whole premium, plus accrued and unpaid interest. On or after December 15, 2018, the Company may redeem some or all of the 5.25% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.25% Notes if we sell certain assets or trigger the change in control provisions defined in the 5.25% Notes indenture. The 5.25% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt.
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
The underwriters' fees and capitalized debt issuance costs relative to the 5.25% Notes totaled $5.0 million. These amounts were included as a direct reduction of the 5.25% Notes principal balance and are being amortized over a period of eight years in conjunction with the term of the 5.25% Notes. The 5.25% Notes are presented net of unamortized underwriters’ fees and debt issuance costs of $4.4 million as of December 31, 2016.
Real Estate Related and Other Long-Term Debt. We have entered into separate term mortgage loans in the U.S. with three of our manufacturer-affiliated finance partners, TMCC, BMWFS, and FMCC, as well as several third party financial institutions. These mortgage loans may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each mortgage loan was made in connection with, and is secured by mortgage liens, on the real property owned by us that is mortgaged under the loans. The mortgage loans bear interest at fixed rates between 3.00% and 4.69%, and at variable indexed rates plus a spread between 1.50% and 2.50% per annum. As of December 31, 2016, the aggregate outstanding balance under these loans was $321.9 million, with $39.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
Additionally, we have entered into separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by our U.K. properties. These mortgage loans, U.K. Notes, are denominated in British pound sterling and are being repaid in monthly installments that will mature by September 2034. As of December 31, 2016, borrowings under the U.K. Notes totaled $50.4 million, with $4.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We also have a revolving working capital loan agreement with a third-party financial institution in the U.K. As of December 31, 2016, short-term borrowings under the U.K. third-party loan totaled $7.3 million.
We have also entered into a separate term mortgage loan in Brazil with a third-party financial institution to finance the purchase and construction of dealership properties (the “Brazil Note”). The Brazil Note is denominated in Brazilian real and is secured by one of the Company’s Brazilian properties as purchased and/or constructed, as well as a guarantee from the Company. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of December 31, 2016, borrowings under the Brazil Note totaled $3.8 million, with $0.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We also have a working capital loan agreement with a third-party financial institution in Brazil. The principal balance on this loan is due by February 2017 with interest only payments being made until the due date. As of December 31, 2016, borrowings under the Brazilian third-party loan totaled $6.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
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
In February 2016, the Board of Directors approved a new authorization of $150.0 million, replacing the authorization remaining at that time. Under the authorizations, we repurchased 2,282,579 shares during 2016 at an average price of $55.90 per share, for a total of $127.6 million, leaving $22.4 million available for future repurchases. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility, certain mortgage term loans, 5.00% Notes and 5.25% Notes in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock. As of December 31, 2016, the restricted payment baskets limited us to $132.3 million in restricted payments. Generally, these restricted payment baskets will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2016:

	Payments Due by Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
			(In thousands)
Floorplan notes payable	$1,444,189	$1,444,189	$—	$—	$—
Estimated interest payments on floor plan notes payable (1)	18,045	8,857	5,250	3,938	—
Debt obligations (2)	1,278,898	105,658	105,008	84,829	983,403
Estimated interest payments on fixed-rate long-term debt obligations (3)	273,196	47,124	92,444	89,340	44,288
Estimated interest payments on variable-rate long-term debt obligations (4)	36,046	7,883	11,880	8,343	7,940
Capital lease obligations	47,613	4,187	8,559	9,336	25,531
Estimated interest on capital lease obligations	30,756	4,539	8,009	6,426	11,782
Operating lease obligations	394,470	56,706	88,608	66,455	182,701
Estimated interest payments on interest rate risk management obligations (5)	31,910	12,166	17,283	2,461	—
Purchase commitments (6)	42,636	11,695	19,802	9,826	1,313
Total	$3,597,759	$1,703,004	$356,843	$280,954	$1,256,958

(1)
Calculated using the Floorplan Line outstanding balance and weighted average interest rate at December 31, 2016, and the assumption that these liabilities would be settled within 62 days, which approximates our weighted average inventory days outstanding. In addition, amounts include estimated commitment fees on the unused portion of the Floorplan Line through the term of the Revolving Credit Facility, assuming no additional Floorplan Line borrowings beyond 62 days.

(2)	Payments due within 1 year include $37.1 million of outstanding letters of credit associated with the Acquisition Line of our Revolving Credit Facility.

(3)	Includes our 5.00% Notes, 5.25% Notes and other real estate related debt.

(4)
Includes interest on letters of credit associated with the Acquisition Line of our Revolving Credit Facility, commitment fees on the unused portion of the Acquisition Line through the term of the Revolving Credit Facility, and estimated interest on our U.K. Notes, Brazil Note and other real estate related debt.

(5)
Amounts represent the estimated net future settlement of our obligation to pay a fixed interest rate and right to receive a variable interest rate, based upon a forecasted LIBOR forward curve and the maturity date of each obligation. The estimated fair value of these obligations as of December 31, 2016 was $24.4 million. These amounts exclude the impact of estimated net future settlements in which our right to receive a variable interest rate exceeds our obligation to pay a fixed interest rate of $0.6 million and $4.7 million for periods 3-5 years and Thereafter, respectively.

(6)	Includes Information Technology commitments and other.
We, acting through our subsidiaries, are the lessee under many real estate leases that provide for our use of the respective dealership premises. Generally, our real estate and facility leases have 30-year total terms with initial terms of 15 years and three additional five-year terms, at our option. Pursuant to these leases, our subsidiaries generally agree to indemnify the lessor and other parties from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities, or a breach of the lease by the lessee. Additionally, from time to time, we enter into agreements in connection with the sale of assets or businesses in which we agree to indemnify the purchaser, or other parties, from certain liabilities or costs arising in connection with the assets or business. Also, in the ordinary course of business in connection with purchases or sales of goods and services, we enter into agreements that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability would be limited by the terms of the applicable agreement. As of December 31, 2016, there were no indemnification claims.
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
Non-GAAP Financial Measures
In addition to evaluating the financial condition and results of our operations in accordance with U.S. GAAP, from time to time our management evaluates and analyzes results and any impact on the Company of strategic decisions and actions relating to, among other things, cost reduction, growth, and profitability improvement initiatives, and other events outside of normal, or "core," business and operations, by considering alternative financial measures not prepared in accordance with U.S. GAAP. In our evaluation of results from time to time, we exclude items that do not arise directly from core operations, such as non-cash asset impairment charges, gains and losses on dealership franchise or real estate transactions, and catastrophic weather events such as hail storms, hurricanes, and snow storms. Because these non-core charges and gains materially affect the Company's financial condition or results in the specific period in which they are recognized, management also evaluates, and makes resource allocation and performance evaluation decisions based on, the related non-GAAP measures excluding such items. This includes evaluating measures such as adjusted selling, general and administrative expenses, adjusted net income, adjusted diluted income per share, adjusted cash flows from operating, investing and financing activities and constant currency. These adjusted measures are not measures of financial performance under U.S. GAAP, but are instead considered non-GAAP financial performance measures. Non-GAAP measures do not have definitions under U.S. GAAP and may be defined differently by and not be comparable to similarly titled measures used by other companies. As a result, any non-GAAP financial measures considered and evaluated by management are reviewed in conjunction with a review of the most directly comparable measures calculated in accordance with U.S. GAAP. We caution investors not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable U.S. GAAP measures.
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
In addition, we evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our underlying business and results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our current period reported results for entities reporting in currencies other than U.S. dollars using comparative period exchange rates rather than the actual exchange rates in effect during the respective periods. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.
The following tables reconcile certain reported non-GAAP measures to the most comparable U.S. GAAP measure from our Statements of Operations by segment and on a consolidated basis (dollars in thousands, except per share amounts). Only adjusted amounts are reconciled below:

		U.S. Adjustments for
		Year Ended December 31, 2016
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Severance costs	Acquisition costs	Legal settlements	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$965,139	$(5,873)	$2,838	$(1,837)	$(30)	$11,671	$—	$971,908
Asset impairments	21,794	—	(124)	—	—	—	(21,670)	—
Income (loss) from operations	324,944	5,873	(2,714)	1,837	30	(11,671)	21,670	339,969
Income (loss) before income taxes	222,180	5,873	(2,714)	1,837	30	(11,671)	21,670	237,205
Benefit (provision) for income taxes	(82,541)	(2,207)	1,015	(686)	(11)	4,359	(8,126)	(88,197)
Net income (loss)	$139,639	$3,666	$(1,699)	$1,151	$19	$(7,312)	$13,544	$149,008

SG&A as % Gross Profit:	71.2							71.7
Operating Margin %:	3.7							3.9
Pretax Margin %:	2.5							2.7

Same Store SG&A	$952,597	$(5,873)	$(385)	$(1,837)	$(30)	$9,864	$—	$954,336
Same Store SG&A as % Gross Profit:	71.5							71.6

Same Store income (loss) from operations	$315,206	$5,873	$385	$1,837	$30	$(9,864)	$21,653	$335,120
Same Store Operating Margin %:	3.7							3.9

		U.K. Adjustments for
		Year Ended December 31, 2016
	U.S. GAAP	Gain (loss) on real estate and dealership transactions	Severance costs	Acquisition costs	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$158,636	$(223)	$(122)	$(561)	$—	$157,730
Asset impairments	201	(168)	—	—	(33)	—
Income from operations	27,551	391	122	561	33	28,658
Income before income taxes	18,132	391	122	561	33	19,239
Provision for income taxes	(3,697)	(78)	(24)	—	(7)	(3,806)
Net income	$14,435	$313	$98	$561	$26	$15,433

SG&A as % Gross Profit:	82.2					81.7
Operating Margin %:	1.6					1.7
Pretax Margin %:	1.1					1.1

Same Store SG&A	$106,551	$(61)	$—	$(561)	$—	$105,929
Same Store SG&A as % Gross Profit:	77.9					77.4

Same Store income from operations	$25,718	$61	$—	$561	$—	$26,340
Same Store Operating Margin %:	2.1					2.2

		Brazil Adjustments for
		Year Ended December 31, 2016
	U.S. GAAP	Gain (loss) on real estate and dealership transactions	Foreign transaction tax	Foreign deferred income tax benefit	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$46,988	$(372)	$(274)	$—	$—	$46,342
Asset impairments	10,843	(423)	—	—	(10,420)	—
Income (loss) from operations	(12,261)	795	274	—	10,420	(772)
Income (loss) before income taxes	(12,941)	795	274	—	10,420	(1,452)
Benefit (provision) for income taxes	5,932	—	$—	(1,686)	(3,543)	703
Net income (loss)	$(7,009)	$795	$274	$(1,686)	$6,877	$(749)

SG&A as % Gross Profit:	100.5					99.2
Operating Margin %:	(2.9)					(0.2)
Pretax Margin %:	(3.0)					(0.3)

Same Store SG&A	$43,393	$—	$(274)	$—	$—	$43,119
Same Store SG&A as % Gross Profit:	96.5					95.9

Same Store income (loss) from operations	$(9,903)	$423	$274	$—	$9,901	$695
Same Store Operating Margin %:	(2.4)					0.2

		Consolidated Adjustments for
		Year Ended December 31, 2016
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Severance costs	Acquisition costs	Legal settlements (1)	Foreign transaction tax	Foreign deferred income tax benefit	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$1,170,763	$(5,873)	$2,243	$(1,959)	$(591)	$11,671	$(274)	$—	$—	$1,175,980
Asset impairments	32,838	—	(714)	—	—	—	—	—	(32,124)	—
Income (loss) from operations	340,234	5,873	(1,529)	1,959	591	(11,671)	274	—	32,124	367,855
Income (loss) before income taxes	227,371	5,873	(1,529)	1,959	591	(11,671)	274	—	32,124	254,992
Benefit (provision) for income taxes	(80,306)	(2,207)	937	(710)	(11)	4,359	—	(1,686)	(11,676)	(91,300)
Net income (loss)	147,065	3,666	(592)	1,249	580	(7,312)	274	(1,686)	20,448	163,692
Less: Adjusted earnings (loss) allocated to participating securities	5,869	147	(24)	50	23	(293)	11	(68)	822	6,537
Adjusted net income (loss) available to diluted common shares	$141,196	$3,519	$(568)	$1,199	$557	$(7,019)	$263	$(1,618)	$19,626	$157,155

Diluted income (loss) per common share	$6.67	$0.17	$(0.03)	$0.05	$0.02	$(0.33)	$0.01	$(0.07)	$0.93	$7.42

Effective tax rate %	35.3									35.8

SG&A as % Gross Profit:	73.4									73.7
Operating Margin %:	3.1									3.4
Pretax Margin %:	2.1									2.3

Same Store SG&A	$1,102,541	$(5,873)	$(446)	$(1,837)	$(591)	$9,864	$(274)	$—	$—	$1,103,384
Same Store SG&A as % Gross Profit:	72.8									72.9

Same Store income (loss) from operations (2)	$331,021	$5,873	$869	$1,837	$591	$(9,864)	$274	$—	$31,554	$362,155
Same Store Operating Margin %:	3.2									3.6

(1)	For the year ended December 31, 2016, the Company recognized a net pre-tax gain related to a settlement with an OEM of $11.7 million ($9.9 million on a Same Store basis).

(2)	Same Store loss on real estate and dealership transactions of $0.9 million, includes the impact of non-cash impairment charges of $0.4 million related to Brazil.

		U.S. Adjustments for
		Year Ended December 31, 2015
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Legal settlements	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$958,608	$(1,588)	$8,891	$(1,000)	$—	$964,911
Asset impairments	18,983	—	—	—	(18,983)	—
Income (loss) from operations	320,136	1,588	(8,891)	1,000	18,983	332,816
Income (loss) before income taxes	231,797	1,588	(8,892)	1,000	18,983	244,476
Benefit (provision) for income taxes	(89,433)	(597)	3,413	(390)	(7,080)	(94,087)
Net income (loss)	$142,364	$991	$(5,479)	$610	$11,903	$150,389

SG&A as % Gross Profit:	71.6					72.1
Operating Margin %:	3.6					3.7
Pretax Margin %:	2.6					2.7
2015 v. 2016
Same Store SG&A (1)	$939,535	$(1,588)	$(569)	$(1,000)	$—	$936,378
Same Store SG&A as % Gross Profit: (1)	71.6					71.4

Same Store income from operations (1)	$315,399	$1,588	$569	$1,000	$16,535	$335,091
Same Store Operating Margin %: (1)	3.6					3.9
2015 v. 2014
Same Store SG&A (1)	$917,927	$(1,588)	$(819)	$(1,000)	$—	$914,520
Same Store SG&A as % Gross Profit: (1)	72.3					72.0

Same Store income from operations (1)	$293,251	$1,588	$819	$1,000	$18,694	$315,352
Same Store Operating Margin %: (1)	3.5					3.7
(1) As further described in “Results of Operations,” Same Store results for 2015 that are compared to 2016 differ from those used in the comparison to 2014.

		U.K. Adjustments for
		Year Ended December 31, 2015
	U.S. GAAP	Severance costs	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$108,719	$(208)	$—	$108,511
Asset impairments	330	—	(330)	—
Income from operations	24,290	208	330	24,828
Income before income taxes	18,879	208	330	19,417
Provision for income taxes	(3,655)	(41)	(67)	(3,763)
Net income	$15,224	$167	$263	$15,654

SG&A as % Gross Profit:	79.0			78.8
Operating Margin %:	2.0			2.0
Pretax Margin %:	1.5			1.6
2015 v. 2016
Same Store SG&A (1)	$108,770	$(208)	$—	$108,562
Same Store SG&A as % Gross Profit: (1)	79.0			78.9

Same Store income from operations (1)	$24,232	$208	$330	$24,770
Same Store Operating Margin %: (1)	2.0			2.0
2015 v. 2014
Same Store SG&A (1)	$88,767	$—	$—	$88,767
Same Store SG&A as % Gross Profit: (1)	77.1			77.1

Same Store income from operations (1)	$22,913	$—	$330	$23,243
Same Store Operating Margin %: (1)	2.3			2.3
(1) As further described in “Results of Operations,” Same Store results for 2015 that are compared to 2016 differ from those used in the comparison to 2014.

		Brazil Adjustments for
		Year Ended December 31, 2015
	U.S. GAAP	Gain (loss) on real estate and dealership transactions	Severance costs	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$53,506	$(520)	$(226)	$—	$52,760
Asset impairments	68,249	—	—	(68,249)	—
Income (loss) from operations	(66,088)	520	226	68,249	2,907
Income (loss) before income taxes	(68,505)	520	226	68,249	490
Benefit (provision) for income taxes	4,916	—	(7)	(5,996)	(1,087)
Net income (loss)	$(63,589)	$520	$219	$62,253	$(597)

SG&A as % Gross Profit:	93.3				92.0
Operating Margin %:	(12.8)				0.6
Pretax Margin %:	(13.2)				0.1
2015 v. 2016
Same Store SG&A (1)	$44,677	$—	$(150)	$—	$44,527
Same Store SG&A as % Gross Profit: (1)	85.2				84.9

Same Store income from operations (1)	$(59,460)	$—	$150	$66,021	$6,711
Same Store Operating Margin %: (1)	(12.3)				1.4
2015 v. 2014
Same Store SG&A (1)	$51,463	$—	$(226)	$—	$51,237
Same Store SG&A as % Gross Profit: (1)	91.4				91.0

Same Store income from operations (1)	$(64,523)	$—	$226	$67,708	$3,411
Same Store Operating Margin %: (1)	(12.7)				0.7
(1) As further described in “Results of Operations,” Same Store results for 2015 that are compared to 2016 differ from those used in the comparison to 2014.

		Consolidated Adjustments for
		Year Ended December 31, 2015
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Severance costs	Legal settlements	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$1,120,833	$(1,588)	$8,372	$(435)	$(1,000)	$—	$1,126,182
Asset impairments	87,562	—	—	—	—	(87,562)	—
Income (loss) from operations	278,338	1,588	(8,372)	435	1,000	87,562	360,554
Income (loss) before income taxes	182,171	1,588	(8,372)	435	1,000	87,562	264,387
Benefit (provision) for income taxes	(88,172)	(597)	3,413	(48)	(390)	(13,143)	(98,937)
Net income (loss)	93,999	991	(4,959)	387	610	74,419	165,450
Less: Adjusted earnings (loss) allocated to participating securities	3,595	38	(190)	15	23	2,857	6,338
Adjusted net income (loss) available to diluted common shares	$90,404	$953	$(4,769)	$372	$587	$71,562	$159,112

Diluted income (loss) per common share	$3.90	$0.04	$(0.21)	$0.02	$0.03	$3.09	$6.87

Effective tax rate %	48.4						37.4

SG&A as % Gross Profit:	73.1						73.4
Operating Margin %:	2.6						3.4
Pretax Margin %:	1.7						2.5
2015 v. 2016
Same Store SG&A (1)	$1,092,982	$(1,588)	$(569)	$(358)	$(1,000)	$—	$1,089,467
Same Store SG&A as % Gross Profit: (1)	72.8						72.6

Same Store income from operations (1)	$280,171	$1,588	$569	$358	$1,000	$82,889	$366,575
Same Store Operating Margin %: (1)	2.7						3.5
2015 v. 2014
Same Store SG&A (1)	1,058,157	$(1,588)	$(819)	$(226)	$(1,000)	$—	1,054,524
Same Store SG&A as % Gross Profit: (1)	73.4						73.2

Same Store income from operations (1)	251,641	$1,588	$819	$226	$1,000	$86,735	342,009
Same Store Operating Margin %: (1)	2.5						3.4
(1) As further described in “Results of Operations,” Same Store results for 2015 that are compared to 2016 differ from those used in the comparison to 2014.

		U.S. Adjustments for
		Year Ended December 31, 2014
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Legal settlements	Loss on extinguishment of debt	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$891,693	$(2,775)	$13,835	$(442)	$—	$—	$902,311
Asset impairments	15,570	—	—	—	—	(15,570)	—
Income (loss) from operations	301,943	2,775	(13,835)	442	—	15,570	306,895
Income (loss) before income taxes	174,964	2,775	(13,835)	442	46,403	15,570	226,319
Benefit (provision) for income taxes	(77,715)	(1,065)	6,002	(168)	(7,692)	(5,827)	(86,465)
Net income (loss)	$97,249	$1,710	$(7,833)	$274	$38,711	$9,743	$139,854

SG&A as % Gross Profit:	71.6						72.4
Operating Margin %:	3.7						3.8
Pretax Margin %:	2.1						2.8

Same Store SG&A	$867,951	$(2,775)	$(1,200)	$(442)	$—	$—	$863,534
Same Store SG&A as % Gross Profit:	71.8						71.4

Same Store income from operations	$294,088	$2,775	$1,200	$442	$—	$11,610	$310,115
Same Store Operating Margin %:	3.7						3.9

		U.K. Adjustments for
		Year Ended December 31, 2014
	U.S. GAAP	Acquisition costs	Non-GAAP Adjusted
Selling, general and administrative expenses	$90,427	$(188)	$90,239
Asset impairments	—	—	—
Income from operations	21,563	188	21,751
Income before income taxes	17,836	188	18,024
Provision for income taxes	(3,561)	—	(3,561)
Net income	$14,275	$188	$14,463

SG&A as % Gross Profit:	78.4		78.2
Operating Margin %:	2.2		2.2
Pretax Margin %:	1.8		1.8

Same Store SG&A	$88,670	$(188)	$88,482
Same Store SG&A as % Gross Profit:	77.9		77.8

Same Store income from operations	$21,786	$188	$21,974
Same Store Operating Margin %:	2.3		2.3

		Brazil Adjustments for
		Year Ended December 31, 2014
	U.S. GAAP	Gain (loss) on real estate and dealership transactions	Severance costs	Foreign transaction tax	Foreign deferred income tax benefit	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$79,844	$(495)	$(781)	$(416)	$—	$—	$78,152
Asset impairments	25,950	—	—	—	—	(25,950)	—
Income from operations	(21,396)	495	781	416	—	25,950	6,246
Income (loss) before income taxes	(28,400)	495	781	415	—	25,950	(759)
Benefit (provision) for income taxes	9,880	—	(8)	(141)	(3,358)	(8,189)	(1,816)
Net income (loss)	$(18,520)	$495	$773	$274	$(3,358)	$17,761	$(2,575)

SG&A as % Gross Profit:	92.2						90.2
Operating Margin %:	(2.8)						0.8
Pretax Margin %:	(3.7)						(0.1)

Same Store SG&A	$69,504	$—	$(329)	$(416)	$—	$—	$68,759
Same Store SG&A as % Gross Profit:	87.0						86.1

Same Store income from operations	$(12,212)	$—	$329	$416	$—	$20,778	$9,311
Same Store Operating Margin %:	(1.7)						1.3

		Consolidated Adjustments for
		Year Ended December 31, 2014
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Severance costs	Acquisition costs	Legal settlements	Foreign transaction tax	Loss on extinguishment of debt	Foreign deferred income tax benefit	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$1,061,964	$(2,775)	$13,339	$(781)	$(188)	$(442)	$(416)		$—	$—	$1,070,701
Asset impairments	41,520	—	—	—	—	—	—		—	(41,520)	—
Income (loss) from operations	302,110	2,775	(13,339)	781	188	442	416	—	—	41,520	334,893
Income (loss) before income taxes	164,400	2,775	(13,339)	781	188	442	415	46,403	—	41,520	243,585
Benefit (provision) for income taxes	(71,396)	(1,065)	6,002	(8)	—	(168)	(141)	(7,692)	(3,358)	(14,016)	(91,842)
Net income (loss)	93,004	1,710	(7,337)	773	188	274	274	38,711	(3,358)	27,504	151,743
Less: Adjusted earnings (loss) allocated to participating securities	3,468	64	(273)	29	7	11	11	1,438	(124)	1,021	5,652
Adjusted net income (loss) available to diluted common shares	$89,536	$1,646	$(7,064)	$744	$181	$263	$263	$37,273	$(3,234)	$26,483	$146,091

Diluted income (loss) per common share	$3.60	$0.07	$(0.28)	$0.03	$0.01	$0.01	$0.01	$1.50	$(0.13)	$1.05	$5.87

Effective tax rate	43.4										37.7

SG&A as % Gross Profit:	73.3										73.9
Operating Margin %:	3.0										3.4
Pretax Margin %:	1.7										2.5

Same Store SG&A	$1,026,125	$(2,775)	$(1,200)	$(329)	$(188)	$(442)	$(416)	$—	$—	$—	$1,020,775
Same Store SG&A as % Gross Profit:	73.1										72.8

Same Store income from operations	$303,662	$2,775	$1,200	$329	$188	$442	$416	$—	$—	$32,388	$341,400
Same Store Operating Margin %:	3.2										3.6

The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$384,857	$141,047	$198,288
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition	(113,116)	100,302	5,881
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	—	3,000	2,970
Adjusted net cash provided by operating activities	$271,741	$244,349	$207,139
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(174,040)	$(284,502)	$(347,051)
Change in cash paid for acquisitions, associated with floorplan notes payable	—	32,140	92,112
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(16,599)	(14,429)	(60,493)
Adjusted net cash used by investing activities	$(190,639)	$(266,791)	$(315,432)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) operating activities	$(205,007)	$121,009	$171,650
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	129,715	(121,013)	(40,470)
Adjusted net cash provided by (used in) financing activities	$(75,292)	$(4)	$131,180

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided about foreign currency exchange rates and financial instruments to which we are a party at December 31, 2016, and from which we may incur future gains or losses from changes in market interest rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of December 31, 2016, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $548.4 million and $540.5 million, respectively. Our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $297.0 million and $295.6 million, respectively, at December 31, 2016. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $93.9 million as of December 31, 2016. The fair value of such fixed interest rate borrowings was $94.5 million as of December 31, 2016.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
We use interest rate swaps to adjust our exposure to interest rate movements, when appropriate, based upon market conditions. As of December 31, 2016, we held interest rate swaps in effect with aggregate notional amounts of $765.3 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.5%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate real estate related borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of December 31, 2016, net unrealized losses, net of income taxes, totaled $9.3 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges and were determined to be effective. In addition to the $765.3 million of swaps in effect as of December 31, 2016, we also held 13 interest rate swaps with forward start dates between January 2017 and December 2020 and expiration dates between December 2019 and December 2030. As of December 31, 2016, the aggregate notional amount of these swaps was $675.0 million with a weighted average interest rate of 2.2%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2030 does not exceed $908.6 million.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions):

	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030
Average notional amount in effect during the period	$612	$814	$811	$908	$555	$424	$163	$129	$125	$125	$100	$100	$100	$100	$100
Weighted average interest rate during the period	2.65%	2.54%	2.60%	2.28%	2.19%	1.75%	1.72%	1.80%	1.81%	1.81%	1.85%	1.85%	1.85%	1.85%	1.85%
As of December 31, 2016, we had $1,588.6 million of variable-rate borrowings outstanding. Based on the average amount of variable-rate borrowings outstanding for 2016, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $16.3 million change to our annual interest expense. After consideration of the average interest rate swaps in effect during 2016, a 100 basis-point change would have yielded a net annual change of $10.2 million in annual interest expense. This interest rate sensitivity increased from 2015 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the years ended December 31, 2016 and December 31, 2015, we recognized $49.2 million and $50.5 million of interest assistance as a reduction of new vehicle cost of sales, respectively. For the past three years, the reduction to our new vehicle cost of sales has ranged from 90% of our floorplan interest expense for the first quarter of 2014 to 139.9% in the third quarter of 2015. In the U.S., manufacturer’s interest assistance was 121.8% of floorplan interest expense in the fourth quarter of 2016. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical practice of the OEMs, that an increase in prevailing interest rates would result in increased assistance from certain manufacturers over time.
Foreign Currency Exchange Rates. As of December 31, 2016, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may temporarily impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in an $156.7 million decrease to our revenues for the year ended December 31, 2016. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in a $39.1 million decrease to our revenues for the year ended December 31, 2016. We believe that inflation rates over the last few years have not had a significant impact on our consolidated revenues or profitability. We do not expect inflation to have near-term material effects on the sale of our products and services on a consolidated basis; however, we cannot be sure there will be no such effect in the future. We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.
Item 8. Financial Statements and Supplementary Data
See our Consolidated Financial Statements beginning on page F-1 for the information required by this Item.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.
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

Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2016, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the 2013 framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered accounting firm who audited the Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting. This report, dated February 17, 2017, appears on the following page.
Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Group 1 Automotive, Inc.
We have audited Group 1 Automotive, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Group 1 Automotive, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Group 1 Automotive, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Group 1 Automotive, Inc. and subsidiaries and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
February 17, 2017

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of Group 1
The following sets forth certain information regarding our executive officers as of February 17, 2017.

Name	Age	Position	Years with Group 1	Years of Automotive Experience
Earl J. Hesterberg	63	President and Chief Executive Officer	12	42
John C. Rickel	55	Senior Vice President and Chief Financial Officer	11.5	33
Frank Grese Jr.	65	Senior Vice President of Human Resources, Training, and Operations Support	12	42
Darryl M. Burman	58	Vice President and General Counsel	10	19
Peter C. DeLongchamps	56	Vice President, Financial Services and Manufacturer Relations	12.5	34
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
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement prepared in connection with the 2017 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2016.
Item 11. Executive Compensation
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement prepared in connection with the 2017 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement prepared in connection with the 2017 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement prepared in connection with the 2017 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2016.
Item 14. Principal Accounting Fees and Services
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement prepared in connection with the 2017 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2016.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of February, 2017.

Group 1 Automotive, Inc.

By:	/s/ Earl J. Hesterberg
Earl J. Hesterberg
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 17th day of February, 2017.

Signature	Title

/s/ Earl J. Hesterberg	President and Chief Executive Officer and Director
Earl J. Hesterberg	(Principal Executive Officer)

/s/ John C. Rickel	Senior Vice President and Chief Financial Officer
John C. Rickel	(Principal Financial and Accounting Officer)

/s/ John L. Adams	Chairman and Director
John L. Adams

/s/ Doyle L. Arnold	Director
Doyle L. Arnold

/s/ Lincoln da Cunha Pereira Filho	Director
Lincoln da Cunha Pereira Filho

/s/ Stephen D. Quinn	Director
Stephen D. Quinn

/s/ J. Terry Strange	Director
J. Terry Strange

/s/ Charles L. Szews	Director
Charles L. Szews

/s/ Max P. Watson, Jr.	Director
Max P. Watson, Jr.

/s/ MaryAnn Wright	Director
MaryAnn Wright

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
Group 1 Automotive, Inc. and Subsidiaries — Consolidated Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Group 1 Automotive, Inc.
We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2016, and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group 1 Automotive, Inc. and subsidiaries at December 31, 2016, and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Group 1 Automotive, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
February 17, 2017

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,992	$13,037
Contracts-in-transit and vehicle receivables, net	269,508	252,438
Accounts and notes receivable, net	173,364	157,768
Inventories, net	1,651,815	1,737,751
Prepaid expenses and other current assets	34,908	27,376
Total current assets	2,150,587	2,188,370
PROPERTY AND EQUIPMENT, net	1,125,883	1,033,981
GOODWILL	876,763	854,915
INTANGIBLE FRANCHISE RIGHTS	284,876	307,588
OTHER ASSETS	23,794	11,862
Total assets	$4,461,903	$4,396,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$1,136,654	$1,265,719
Offset account related to floorplan notes payable - credit facility	(59,626)	(110,759)
Floorplan notes payable — manufacturer affiliates	392,661	389,071
Offset account related to floorplan notes payable - manufacturer affiliates	(25,500)	(25,500)
Current maturities of long-term debt and short-term financing	72,419	54,991
Current liabilities from interest rate risk management activities	3,941	—
Accounts payable	356,099	280,423
Accrued expenses	176,469	185,323
Total current liabilities	2,053,117	2,039,268
LONG-TERM DEBT, net of current maturities	1,212,809	1,199,534
DEFERRED INCOME TAXES	161,502	136,644
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	20,470	31,153
OTHER LIABILITIES	83,805	71,865
COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,663 and 25,706 issued, respectively	257	257
Additional paid-in capital	290,899	291,092
Retained earnings	1,053,301	926,169
Accumulated other comprehensive loss	(146,944)	(137,984)
Treasury stock, at cost; 4,258 and 2,291 shares, respectively	(267,313)	(161,282)
Total stockholders’ equity	930,200	918,252
Total liabilities and stockholders’ equity	$4,461,903	$4,396,716

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$6,046,075	$6,001,306	$5,741,619
Used vehicle retail sales	2,757,713	2,638,969	2,324,868
Used vehicle wholesale sales	401,863	397,251	379,143
Parts and service sales	1,261,307	1,186,193	1,125,694
Finance, insurance and other, net	420,654	408,786	366,565
Total revenues	10,887,612	10,632,505	9,937,889
COST OF SALES:
New vehicle retail sales	5,729,697	5,695,829	5,430,402
Used vehicle retail sales	2,575,234	2,459,499	2,151,346
Used vehicle wholesale sales	406,305	399,171	376,824
Parts and service sales	581,307	544,034	531,379
Total cost of sales	9,292,543	9,098,533	8,489,951
GROSS PROFIT	1,595,069	1,533,972	1,447,938
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,170,763	1,120,833	1,061,964
DEPRECIATION AND AMORTIZATION EXPENSE	51,234	47,239	42,344
ASSET IMPAIRMENTS	32,838	87,562	41,520
INCOME FROM OPERATIONS	340,234	278,338	302,110
OTHER EXPENSE:
Floorplan interest expense	(44,927)	(39,264)	(41,614)
Other interest expense, net	(67,936)	(56,903)	(49,693)
Loss on extinguishment of long-term debt	—	—	(46,403)
INCOME BEFORE INCOME TAXES	227,371	182,171	164,400
PROVISION FOR INCOME TAXES	(80,306)	(88,172)	(71,396)
NET INCOME	$147,065	$93,999	$93,004
BASIC EARNINGS PER SHARE	$6.67	$3.91	$3.82
Weighted average common shares outstanding	21,161	23,148	23,380
DILUTED EARNINGS PER SHARE	$6.67	$3.90	$3.60
Weighted average common shares outstanding	21,170	23,152	24,885
CASH DIVIDENDS PER COMMON SHARE	$0.91	$0.83	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
NET INCOME	$147,065	$93,999	$93,004
Other comprehensive loss, net of taxes:
Unrealized loss on foreign currency translation	(19,081)	(54,457)	(27,426)
Realized gain on foreign currency translation associated with disposition of foreign subsidiaries	—	—	1,178
Net unrealized loss on foreign currency translation	(19,081)	(54,457)	(26,248)
Net unrealized gain (loss) on interest rate management activities:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of ($1,037), $5,914, and $6,692, respectively	1,728	(9,856)	(11,153)
Reclassification adjustment for loss included in interest expense, net of tax provision of $5,036, $4,987 and $4,256, respectively	8,393	8,313	7,094
Unrealized (loss) gain on interest rate swaps, net of tax	10,121	(1,543)	(4,059)
OTHER COMPREHENSIVE LOSS, NET OF TAXES	(8,960)	(56,000)	(30,307)
COMPREHENSIVE INCOME	$138,105	$37,999	$62,697

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
	(In thousands)
BALANCE, December 31, 2013	25,746	$257	$368,641	$776,101	$(51,677)	$(58,147)	$1,035,175
Net income	—	—	—	93,004	—	—	93,004
Other comprehensive loss, net	—	—	—	—	(30,307)	—	(30,307)
Acquisition of treasury stock	—	—	—	—	—	(36,802)	(36,802)
Net temporary equity adjustment related to 3.00% and 2.25% Convertible Notes	—	—	(14,163)	—	—	—	(14,163)
Repurchase of equity component of 3.00% Convertible Notes	—	—	(118,044)	—	—	—	(118,044)
Call/Warrant equity settlement on 3.00% Convertible Notes repurchase	—	—	32,641	—	—	—	32,641
Conversion of equity component of 2.25% Convertible Notes	—	—	(20,789)	—	—	36,860	16,071
Call/Warrant equity settlement on 2.25% Convertible Notes conversion	—	—	33,772	—	—	(33,772)	—
Net issuance of treasury shares to employee stock compensation plans	(22)	—	(13,008)	—	—	12,687	(321)
Stock-based compensation, including tax effect of $1,841	—	—	17,804	—	—	—	17,804
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(17,048)	—	—	(17,048)
BALANCE, December 31, 2014	25,724	$257	$286,854	$852,057	$(81,984)	$(79,174)	$978,010
Net income	—	—	—	93,999	—	—	93,999
Other comprehensive loss, net	—	—	—	—	(56,000)	—	(56,000)
Acquisition of treasury stock	—	—	—	—	—	(99,015)	(99,015)
Net issuance of treasury shares to employee stock compensation plans	(18)	—	(16,701)	—	—	16,907	206
Stock-based compensation, including tax effect of $2,142	—	—	20,939	—	—	—	20,939
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(19,887)	—	—	(19,887)
BALANCE, December 31, 2015	25,706	$257	$291,092	$926,169	$(137,984)	$(161,282)	$918,252
Net income	—	—	—	147,065	—	—	147,065
Other comprehensive loss, net	—	—	—	—	(8,960)	—	(8,960)
Acquisition of treasury stock	—	—	—	—	—	(129,187)	(129,187)
Net issuance of treasury shares to employee stock compensation plans	(43)	—	(20,963)	—	—	23,156	2,193
Stock-based compensation, including tax effect of ($249)	—	—	20,770	—	—	—	20,770
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(19,933)	—	—	(19,933)
BALANCE, December 31, 2016	25,663	$257	$290,899	$1,053,301	$(146,944)	$(267,313)	$930,200

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147,065	$93,999	$93,004
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	51,234	47,239	42,344
Deferred income taxes	14,162	11,884	12,319
Asset impairments	32,838	87,562	41,520
Stock-based compensation	21,073	18,851	16,012
Amortization of debt discount and issue costs	3,694	3,652	10,559
Loss on 3.00% Convertibles Notes repurchase	—	—	29,478
Loss on 2.25% Convertible Notes conversion and redemption	—	—	16,925
Gain on disposition of assets	(2,675)	(9,719)	(15,994)
Tax effect from excess stock-based compensation	249	(2,142)	(1,841)
Other	835	3,334	4,686
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	76,126	25,108	37,344
Accounts and notes receivable	(18,663)	(17,887)	(20,179)
Inventories	79,319	(186,634)	27,339
Contracts-in-transit and vehicle receivables	(15,621)	(17,944)	(10,530)
Prepaid expenses and other assets	8,244	(3,153)	(5,385)
Floorplan notes payable — manufacturer affiliates	(12,630)	87,516	(78,822)
Deferred revenues	(393)	(619)	(491)
Net cash provided by operating activities	384,857	141,047	198,288
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(57,327)	(212,252)	(336,551)
Proceeds from disposition of franchises, property and equipment	36,843	41,581	144,597
Purchases of property and equipment, including real estate	(156,521)	(120,252)	(150,392)
Other	2,965	6,421	(4,705)
Net cash used in investing activities	(174,040)	(284,502)	(347,051)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	6,597,406	7,557,237	7,832,014
Repayments on credit facility — floorplan line and other	(6,676,161)	(7,504,516)	(7,802,719)
Borrowings on credit facility — acquisition line	220,020	489,548	389,368
Repayments on credit facility — acquisition line	(220,020)	(557,696)	(379,681)
Net borrowings on 5.00% Senior Unsecured Notes	—	—	539,600
Net borrowings on 5.25% Senior Unsecured Notes	—	296,250	—
Debt issue costs	(3,513)	(788)	(1,881)
Repurchase of 3.00% Convertible Notes	—	—	(260,074)
Proceeds from Call/Warrant Unwind related to 3.00% Convertible Notes	—	—	32,697
Conversion and redemption of 2.25% Convertible Notes	—	—	(182,756)
Borrowings on other debt	49,972	59,855	91,137
Principal payments on other debt	(45,928)	(63,769)	(85,905)
Borrowings on debt related to real estate	42,654	32,026	112,179
Principal payments on debt related to real estate loans	(25,463)	(72,079)	(59,950)
Issuance of common stock to benefit plans, net	3,868	214	(321)
Repurchases of common stock, amounts based on settlement date	(127,606)	(97,473)	(36,802)
Tax effect from stock-based compensation	(249)	2,142	1,841
Dividends paid	(19,987)	(19,942)	(17,097)
Net cash (used in) provided by financing activities	(205,007)	121,009	171,650
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,145	(5,492)	(2,127)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,955	(27,938)	20,760
CASH AND CASH EQUIVALENTS, beginning of period	13,037	40,975	20,215
CASH AND CASH EQUIVALENTS, end of period	$20,992	$13,037	$40,975
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable and accrued expenses	$15,930	$32,720	$21,166
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ANNUAL FINANCIAL INFORMATION
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry with business activities in 14 states in the United States of America (“U.S.”), 20 towns in the United Kingdom (“U.K.”), and four states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the “Company” in these Notes to Consolidated Financial Statements. The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.
As of December 31, 2016, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (36 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, and South Carolina), and (b) the West (75 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). The U.S. regional vice presidents report directly to the Company’s Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. In addition, as of December 31, 2016, the Company had two international regions: (a) the U.K. region, which consisted of 30 dealerships in the U.K. and (b) the Brazil region, which consisted of 18 dealerships in Brazil. The operations of the Company’s international regions are structured similarly to the U.S. regions, each with a regional vice president reporting directly to the Company’s Chief Executive Officer.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
Use of Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Management analyzes the Company’s estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances; however, actual results could differ from such estimates. The significant estimates made by management in the accompanying Consolidated Financial Statements relate to inventory market adjustments, reserves for future chargebacks on finance and vehicle service contract fees, self-insured property/casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangible franchise rights, and reserves for potential litigation.
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
The Company arranges financing for customers through various institutions and receives financing fees based on the difference between the loan rates charged to customers and wholesale financing rates set by the financing institution. In

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, the Company receives fees from the sale of insurance and vehicle service contracts to customers. Revenues from these fees are recorded at the time of the sale of the vehicles as finance and insurance revenue earned. The Company may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. A reserve for future amounts estimated to be charged back is recorded, as a reduction of Finance, insurance and other revenue, net in the accompanying Consolidated Statement of Operations, based on the Company’s historical chargeback results and the termination provisions of the applicable contracts. While chargeback results vary depending on the type of contract sold, a 10% increase in the historical chargeback results used in determining estimates of future amounts that might be charged back would have increased the reserve at December 31, 2016 by $3.8 million. Further, through agreements with certain vehicle service contract administrators, the Company earns volume incentive rebates and interest income on reserves, as well as participates in the underwriting profits of the products.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase. As of December 31, 2016 and 2015, cash and cash equivalents excluded $85.1 million and $136.3 million, respectively, of immediately available funds used to pay down the Floorplan Line of the Revolving Credit Facility and the FMCC Facility (as defined in Note 11, “Credit Facilities”), which are the Company’s primary vehicles for the short-term investment of excess cash. These amounts are reflected in the Company’s Consolidated Balance Sheets as the offset accounts related to Floorplan Notes Payable - Credit Facility and Floorplan Notes Payable - Manufacturer Affiliates.
Contracts-in-Transit and Vehicle Receivables
Contracts-in-transit and vehicle receivables consist primarily of amounts due from financing institutions on retail finance contracts from vehicle sales and dealer incentives due from manufacturers. Also included are amounts receivable from vehicle wholesale sales.
Inventories
New, used and demonstrator vehicle inventories are carried at the lower of specific cost or market and are removed from inventory using the specific identification method in the Consolidated Balance Sheets. Parts and accessories inventories are valued at lower of cost (determined on a first-in, first-out basis) or market in the Consolidated Balance Sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. Additionally, the Company receives interest assistance from some of the automobile manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the Company’s Consolidated Balance Sheets and as a reduction to cost of sales in its Statements of Operations as the vehicles are sold. At December 31, 2016 and 2015, inventory cost had been reduced by $9.6 million and $10.3 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales was reduced by $49.2 million, $50.5 million and $45.1 million for interest assistance received related to vehicles sold for the years ended December 31, 2016, 2015 and 2014, respectively. The interest assistance over the past three years has ranged from approximately 90.0% of the Company’s quarterly floorplan interest expense in the first quarter of 2014 to 139.9% for the third quarter of 2015.
Since the market value of inventory typically declines over time, the Company establishes new and used vehicle reserves based on its historical loss experience and management’s considerations of current market trends. These reserves are charged to cost of sales and reduce the carrying value of inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which the Company operates is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via the Company’s used vehicle management software and the industry expertise of the responsible used vehicle manager. Valuation risk is partially mitigated by the speed at which the Company turns this inventory. At December 31, 2016, the Company’s used vehicle days’ supply was 35 days.
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
Goodwill
The Company is organized into four geographic regions, East and West regions in the U.S., the U.K. region and the Brazil region. The Company has determined that each region represents a reporting unit for the purpose of assessing goodwill for impairment. Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. Annually in the fourth quarter, based on the carrying values of the Company’s regions as of October 31st, the Company performs a fair value and potential impairment assessment of its goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the intangible asset has occurred (i.e., an impairment indicator).
In evaluating its goodwill, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value, which is calculated by using unobservable inputs based upon the Company’s internally developed assumptions. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company proceeds to step two of the impairment test. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value were the purchase price in a business combination. The Company then compares the value of the implied goodwill resulting from this second step to the carrying value of the goodwill in the reporting unit. To the extent the carrying value of the goodwill exceeds its implied fair value under step two of the impairment test, a non-cash impairment charge equal to the difference is recorded.
The Company uses a combination of the discounted cash flow, or income approach (80% weighted), and the market approach (20% weighted) to determine the fair value of the Company’s reporting units. Included in the discounted cash flow approach are assumptions regarding revenue growth rates, future gross margins, future selling, general and administrative expenses (“SG&A”) and an estimated weighted average cost of capital (“WACC”). The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Specifically, with regard to the valuation assumptions utilized in the income approach for the U.S. reporting units (which represents the Company’s largest two reporting units) as of October 31, 2016, the Company based its analysis on an estimate of industry sales of 17.3 million units in 2017, and remaining flat for the remainder of the forecasted years. For the market approach, the Company utilizes recent market multiples of guideline companies for both revenue and pretax net income weighted as appropriate by reporting unit. Each of these assumptions requires the Company to use its knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for its operations. If any one of the above assumptions change or fails to materialize, the resulting decline in the estimated fair value could result in a material, non-cash impairment charge to the goodwill associated with the reporting unit(s). See Note 15, “Asset Impairments,” and Note 16, “Intangible Franchise Rights and Goodwill,” for additional details regarding the Company’s goodwill.
On June 23, 2016, the British citizens voted on a referendum in favor of exiting the European Union. The majority vote in favor of Brexit has created uncertainty in the global markets and in the regulatory environment in the U.K., as well as the overall European Union. The impact on the Company’s financial results and operations may not be known for some time, but could be adverse. In addition, automotive dealers in the U.K. rely on the legislative doctrine of "Block Exemption" to govern market representation activities of competing dealers and dealer groups. To date, there has been no clear indication of how such legislation may be effected by Brexit, but a change to such legislation could be adverse. If, as a result of the clarification of any of these uncertainties, the estimates, assumptions and inputs utilized in our annual impairment test for goodwill and intangible franchise rights change or fail to materialize, the resulting decline in the estimated fair market value of such assets could result in a material non-cash impairment charge. While the Company is not aware of any changes in circumstances that has resulted in a decline in fair value of these assets at this time, we continue to closely monitor the situation.
Intangible Franchise Rights
The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, for agreements that do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost, based on the history with the manufacturer. As such, the Company

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill in the U.S. reporting units and remain as part of goodwill in the U.S. reporting units at December 31, 2016 and 2015 in the accompanying Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets. In accordance with guidance primarily codified within Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, the Company evaluates these franchise rights for impairment annually in the fourth quarter, based on the carrying values of the Company’s individual dealerships as of October 31st, or more frequently if events or circumstances indicate possible impairment has occurred.
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
The Company follows the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are recorded based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recognized deferred tax assets, net of valuation allowances, that it believes will be realized, based primarily on the assumption of future taxable income. As it relates to state net operating losses, as well as net operating losses and goodwill for certain Brazil subsidiaries, a corresponding valuation allowance has been established to the extent that the Company has determined that net income attributable to certain jurisdictions may not be sufficient to realize the benefit.
Fair Value of Financial Assets and Liabilities
The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, credit facilities and variable-rate long-term debt approximate their carrying values due to the short-term nature of these instruments and/or the existence of variable interest rates. However, the carrying value of the Company’s fixed-rate long-term debt differs from fair value. As of December 31, 2016, the Company’s 5.00% Notes had a carrying value of $540.5 million, and a fair value of $548.4 million. The Company’s 5.25% Notes had a carrying value of $295.6 million and a fair value of $297.0 million at December 31, 2016. Of the $385.4 million and $365.6 million of real estate related and other long-term debt as of December 31, 2016 and December 31, 2015, respectively, $93.9 million and $100.7 million represented fixed interest rate borrowings. The fair value of such fixed interest rate borrowings was $94.5 million and $102.4 million as of December 31, 2016 and December 31, 2015, respectively.
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
The Company follows the requirements of guidance primarily codified within ASC 815, Derivatives and Hedging (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires the Company to recognize all cash flow hedges on its balance sheet at fair value. The related gains or losses on these interest rate derivatives are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the Company’s accompanying Consolidated Statements of Operations. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. All of the Company’s interest rate hedges were designated as cash flow hedges and were deemed to be effective at December 31, 2016, 2015 and 2014.
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
The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the ASC 820, Fair Value Measurement and Disclosures (“ASC 820”), hierarchy framework in Note 13, “Fair Value Measurements.” The Company validates the outputs of its valuation technique by comparison to valuations from the respective counterparties. See Note 4, “Derivative Instruments and Risk Management Activities,” and Note 13, “Fair Value Measurements,” for further details regarding the Company’s derivative financial instruments and fair value measurements.
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
Advertising
The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2016, 2015, and 2014, totaled $75.3 million, $74.6 million and $73.8 million, respectively. Additionally, the Company receives advertising assistance from some of the automobile manufacturers that the Company must spend on qualified advertising and is subject to audit and chargeback by the manufacturer. The assistance is accounted for as a reduction of advertising expense, which is included in SG&A expenses in the accompanying Consolidated Statements of Operations, as the assistance is earned. Advertising expense amounts related to vehicles still in inventory as of the balance sheet date are reflected in accrued expenses.
Advertising expense has been reduced by $16.7 million, $17.3 million and $16.6 million for advertising assistance earned related to vehicles sold for the years ended December 31, 2016, 2015 and 2014, respectively.
Business and Credit Risk Concentrations
The Company owns and operates franchised automotive dealerships in the U.S., the U.K. and Brazil. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the dealerships with an adequate supply of vehicles. For the year ended December 31, 2016, Toyota (including Lexus, Scion and Toyota brands), BMW (including MINI and BMW brands), Ford (including Ford and Lincoln brands), Honda (including Acura and Honda brands), Nissan, General Motors (including Chevrolet, GMC, Buick, and Cadillac brands), Volkswagen (including Audi, Porsche, and Volkswagen brands), Hyundai (including Hyundai and Kia brands), FCA US (formerly Chrysler) (including Chrysler, Dodge, RAM and Jeep brands), and Daimler (including Mercedes-Benz, smart and Sprinter brands), accounted for 24.9%, 13.5%, 11.0%, 9.9%, 7.1%, 7.4%, 11.0%, 4.2%, 4.0%, and 4.3% of the Company’s new vehicle sales volume, respectively. No other manufacturer accounted for more than 2.7% of the Company’s total new vehicle sales volume in 2016. Through the use of an open account, the Company purchases and returns parts and accessories from/to the manufacturers and receives reimbursement for rebates, incentives and other earned credits. As of December 31, 2016, the Company was due $95.8 million from various manufacturers (see Note 8, “Accounts and Notes Receivable”). Receivable balances from Toyota, General Motors, Daimler, BMW, Volkswagen, Ford, Nissan, FCA US (formerly Chrysler), Hyundai, and Honda, represented 17.0%, 15.0%, 14.0%, 13.0%, 12%, 9.0%, 6.0%, 3.0%, 3.0% and 2.0%, respectively, of this total balance due from manufacturers.
Statements of Cash Flows
With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft the Company’s credit facilities directly with no cash flow to or from the Company. With respect to borrowings for used vehicle financing in the U.S., the Company finances up to 85% of the value of the used vehicle inventory and the funds flow directly to the Company from the lender. In the U.K., the Company chooses which used vehicles to finance and the borrowings flow directly to the Company from the lender. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to manufacturer affiliated lenders participating in the Company’s syndicated lending group under the Revolving Credit Facility) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. In addition, all borrowings from, and repayments to, the syndicated lending group under the Revolving Credit Facility (as defined in Note 11, “Credit Facilities”) (including the cash flows from or to manufacturer affiliated lenders participating in the facility) and borrowing from, and repayments to, the Company’s other credit facilities are presented within Cash Flows from Financing Activities.
Cash paid for interest, including the monthly settlement of the Company’s interest rate derivatives, was $109.3 million, $92.0 million and $80.2 million in 2016, 2015 and 2014, respectively. Cash paid for taxes, net of refunds, was $56.9 million, $74.8 million and $62.3 million in 2016, 2015 and 2014, respectively.
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
The Company’s U.S. auto physical damage insurance coverage is composed of a $10.0 million per occurrence company deductible with an annual maximum aggregate deductible of $30.0 million with no maximum payout.
For policy years ended prior to October 31, 2005, the Company’s U.S. workers’ compensation and general liability insurance coverage included aggregate retention (stop loss) limits in addition to a per claim deductible limit (“Stop Loss Plans”). Due to historical experience in both claims frequency and severity, the likelihood of breaching the aggregate retention limits described above was deemed remote, and as such, the Company elected not to purchase this stop loss coverage for the policy year beginning November 1, 2005 and for each subsequent year (“No Stop Loss Plans”). The Company’s exposure per claim under the No Stop Loss Plans is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that may be incurred. As of December 31, 2016, the Company has accrued $0.4 million and $20.4 million for its Stop Loss and No Stop Loss plans, respectively. The Company’s maximum potential exposure under its worker’s compensation and general liability Stop Loss Plans totaled $34.9 million at December 31, 2016, before consideration of amounts previously paid or accruals recorded related to the Company’s loss projections. After consideration of the amounts paid or accrued, the remaining potential loss exposure under the Stop Loss Plans totaled $13.6 million at December 31, 2016.
At least annually, the Company engages a third-party actuary to conduct a study of the exposures under the self-insured portion of our worker’s compensation and general liability insurance programs for all open policy years. In the interim, the Company reviews the estimates within the study and monitor actual experience for unusual variances. The appropriate adjustments are made to the accrual, based upon these procedures. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence our reserve for claims and our financial position, results of operations and cash flows. A 10% increase in the actuarially determined estimate of aggregate future losses would have increased the reserve for these losses at December 31, 2016, by $2.1 million.
Variable Interest Entity
On December 22, 2016, the Company acquired the remaining equity shares of an entity that was previously reported as a variable interest entity. Prior to its acquisition of the remaining equity shares, the Company qualified as the primary beneficiary and consolidated 100% of the assets and liabilities, as well as 100% of the results of operations. As a result of the acquisition of the remaining equity shares, the entity no longer meets the definition of a variable interest entity. However, the Company continued to consolidate 100% of the assets and liabilities, as well as 100% of the results of operations, of the entity subsequent to acquisition of the remaining equity shares, as a wholly-owned subsidiary
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. The amendments in the accounting standard require debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The Company adopted ASU 2015-03 during the first quarter of fiscal 2016, with retrospective application. Accordingly, debt issuance costs in the amounts of $0.5 million and $3.6 million, which were previously classified as current and long-term

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets, respectively, at December 31, 2015, were reclassified as a direct reduction from the carrying amount of the related debt liability on the Company's Consolidated Balance Sheets to conform to current year presentation.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments. The amendments in the accounting standard eliminate the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The amendments also require that the acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendments in this ASU were to be applied prospectively to adjustments to provisional amounts that occur after the effective date and are effective for interim and annual periods beginning after December 15, 2015. The Company adopted ASU 2015-16 during the first quarter of fiscal 2016. The adoption of this amendment did not materially impact the Company’s financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as non-current within a classified statement of financial position. The Company elected to early adopt ASU 2015-17 during the first quarter of fiscal 2016, with retrospective application. Accordingly, deferred tax assets in the amount of $14.1 million, which were previously classified as current assets at December 31, 2015, were reclassified to non-current deferred income tax liabilities on the Company's Consolidated Balance Sheets to conform to current year presentation.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that amends the accounting guidance on revenue recognition. The amendments in this ASU are intended to provide a framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2017. The standard can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. To assess the impact of the ASU, the Company established an internal implementation team to review its current accounting policies and practices, identify all material revenue streams, assess the impact of the ASU on its material revenue streams and identify potential differences with current policies and practices. The Company’s internal implementation team has substantially completed its initial review of the likely impacts that the application of the amendments in this ASU will have on its consolidated financial statements. The team has identified the Company’s material revenue streams to be the sale of new and used vehicles; arrangement of associated vehicle financing; the sale of service and insurance contracts; the performance of vehicle maintenance and repair services; and the sale of vehicle parts. The team has begun its review of a sample of associated contracts and other related documents, but currently, has not quantified an estimated impact of changes, if any, to its current revenue recognition policies and practices. The Company’s implementation team is in the preliminary stages of evaluating the additional disclosure requirements of the ASU, as well as the change, if any, to the Company’s underlying accounting and financial reporting systems and processes necessary to support the recognition and disclosure requirements. The Company expects to identify and implement the necessary changes, if any, during 2017. At this time, based on this review, the Company does not expect the adoption to materially impact its consolidated financial statements. The Company currently expects to adopt the amendments of this ASU during the first fiscal quarter of 2018, as a cumulative effect adjustment as of the date of adoption, but will not make a final decision on the adoption method until later in 2017.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Simplifying the Measurement of Inventory. The amendments in the accounting standard replace the lower of cost or market test with a lower of cost and net realizable value test. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company expects to adopt the amendments of this ASU during the first fiscal quarter of 2017 and does not expect the adoption to materially impact its consolidated financial statements or results of operations.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment addresses several aspects of the accounting for share-based payment award transactions, including: income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company expects to adopt the amendments of this ASU during the first fiscal quarter of 2017 and does not expect the adoption to materially impact its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The amendment replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The standard will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted for periods after December 15, 2018. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements or results of operations.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The standard will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.
3. ACQUISITIONS AND DISPOSITIONS
During the twelve months ended December 31, 2016, the Company acquired 12 U.K. dealerships, inclusive of 15 franchises, and opened two additional dealerships for two awarded franchises in the U.K. segment. The Company also acquired one dealership in Brazil, representing one franchise, and opened two additional dealerships in Brazil representing one acquired and two previously awarded franchises. Aggregate consideration paid for these dealerships totaled $61.2 million, including the associated real estate and goodwill, as well as $3.9 million of cash received in the acquisition of the dealerships. The purchase price has been allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The allocation of the purchase price is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the respective acquisition date). In addition, during the twelve months ended December 31, 2016, the Company disposed of ten franchises: five in the U.S. segment, four in the Brazil segment and one in the U.K. segment. Primarily as a result of these U.S., Brazil and U.K. dealership dispositions, a net pre-tax gain of $2.7 million and net pretax losses of $0.8 million and $0.3 million, respectively, were recognized for the twelve months ended December 31, 2016.
During 2015, the Company acquired three U.S. dealerships, sold two U.S. dealerships and terminated one U.S. dealership franchise. The Company also terminated two franchises in Brazil. As a result of these dispositions, a net pre-tax gain of $8.2 million, net of the related asset impairments, was recognized for the twelve months ended December 31, 2015.
4. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES
The periodic interest rates of the Revolving Credit Facility (as defined in Note 11, “Credit Facilities”) and certain variable-rate real estate related borrowings in the U.S. are indexed to the one-month LIBOR plus an associated company credit risk rate. In order to minimize the earnings variability related to fluctuations in these rates, the Company employs an interest rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grade credit ratings, swapping its variable interest rate exposure for a fixed interest rate over terms not to exceed the related variable-rate debt.
As of December 31, 2016 and December 31, 2015, the Company held interest rate swaps in effect of $765.3 million and $581.7 million, respectively, in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.5% and 2.7%, respectively. Of the $765.3 million in notional value of swaps in effect as of December 31, 2016, $335.2 million became effective during the year ended December 31, 2016. The following table presents the notional value of swaps in effect expiring in each year (excludes forward starting swaps):

	2017	2018	2019	2020	2021	2022	2023
Notional amount of swaps expiring (in millions)	$253.0	$153.0	$303.1	$3.1	$11.4	$15.2	$26.5
The Company records the majority of the impact of the period settlements of these swaps as a component of floorplan interest expense. For the years ended December 31, 2016, 2015 and 2014, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $11.1 million, $11.5 million, and $9.8 million, respectively. Total floorplan interest expense, inclusive of the aforementioned impact of the Company’s interest rate hedges, was $44.9 million, $39.3 million, and $41.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
In addition to the $765.3 million of swaps in effect as of December 31, 2016, the Company held 13 additional interest rate swaps with forward start dates between January 2017 and December 2020 and expiration dates between December 2019 and December 2030. As of December 31, 2016, the aggregate notional value of these 13 forward-starting swaps was $675.0 million, and the weighted average interest rate was 2.2%. Of the $675.0 million in notional value of forward-starting swaps, $325.0 million was added in the year ended December 31, 2016. The combination of the interest rate swaps currently in effect and these forward-starting swaps is structured such that the notional value in effect at any given time through December 2030 does not exceed $908.6 million, which is less than the Company’s expectation for variable rate debt outstanding during such period.
In aggregate, as of December 31, 2016 and December 31, 2015, the Company reflected liabilities from interest rate risk management activities of $24.4 million and $31.2 million, respectively, in its Consolidated Balance Sheets. In addition, as of December 31, 2016 the Company reflected $9.5 million of assets from interest rate risk management activities included in Other Assets in the Consolidated Balance Sheet. Included in Accumulated Other Comprehensive Loss at December 31, 2016, 2015 and 2014, were accumulated unrealized losses, net of income taxes, totaling $9.3 million, $19.5 million, and $17.9 million, respectively, related to these interest rate swaps. As of December 31, 2016 and 2015, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 or 2014, respectively. The following table presents the impact during the current and comparative prior year periods for the Company’s derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Gain (Loss), Net of Tax, Recognized in OCI
	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Derivatives in Cash Flow Hedging Relationship
Interest rate swap contracts	$1,728	$(9,856)	$(11,153)

	Amount of Loss Reclassified from OCI into Statement of Operations
	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Location of Loss Reclassified from OCI into Statements of Operations
Floorplan interest expense	$(11,097)	$(11,486)	$(9,837)
Other interest expense	(2,332)	(1,814)	(1,513)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount expected to be reclassified out of other comprehensive income (loss) into earnings as additional floorplan interest expense or other interest expense in the next twelve months is $12.2 million.
5. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2014 Long Term Incentive Plan (the "Incentive Plan"), as well as to employees pursuant to its Employee Stock Purchase Plan, as amended (the "Purchase Plan", formerly named the 1998 Employee Stock Purchase Plan).
Long Term Incentive Plan
The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2016, there were 1,221,459 shares available for issuance under the Incentive Plan.
Restricted Stock Awards
Under the Incentive Plan, the Company grants to non-employee directors and certain employees restricted stock awards or, at their election, restricted stock units at no cost to the recipient. Restricted stock awards qualify as participating securities as each award contains non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 6, “Earnings Per Share,” for further details. Restricted stock awards are considered outstanding at the date of grant, but are subject to vesting periods upon issuance of up to five years. Restricted stock units are considered vested at the time of issuance. However, since they convey no voting rights, they are not considered outstanding when issued. Restricted stock units settle in cash upon the termination of the grantees’ employment or directorship. In the event an employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. The Company issues new shares or treasury shares, if available, when restricted stock vests. Compensation expense for restricted stock awards is calculated based on the market price of the Company’s common stock at the date of grant and recognized over the requisite service period. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate.
A summary of the restricted stock awards as of December 31, 2016, along with the changes during the year then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	893,360	$69.16
Granted	274,352	54.68
Vested	(274,680)	59.97
Forfeited	(42,610)	73.34
Nonvested at December 31, 2016	850,422	$67.25
The total fair value of restricted stock awards which vested during the years ended December 31, 2016, 2015 and 2014, was $16.5 million, $13.9 million and $12.1 million, respectively.
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of December 31, 2016, there were 1,262,543 shares available for issuance under the Purchase Plan. During the years ended December 31, 2016, 2015 and 2014, the Company issued 152,138, 102,029, and 103,254 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average per share fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $13.40, $18.56, and $15.15 during the years ended December 31, 2016, 2015 and 2014, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $21.1 million, $18.9 million, and $16.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Total income tax benefit recognized for stock-based compensation arrangements was $6.3 million, $5.3 million, and $4.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, there was $41.0 million of total unrecognized compensation cost related to stock-based compensation arrangements which is expected to be recognized over a weighted-average period of 3.2 years.
Cash received from Purchase Plan purchases was $7.1 million, $7.2 million and $6.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. The tax provision for the tax deductions from options exercised and vesting of restricted shares totaled $0.2 million and decreased additional paid in capital for the year ended December 31, 2016. The tax benefit realized for the tax deductions from options exercised and vesting of restricted shares totaled $2.1 million and $1.8 million and increased additional paid in capital for the years ended, December 31, 2015 and 2014, respectively.
Tax provision relating to excess stock-based compensation deductions are presented as a financing cash outflow, so the Company classified $0.2 million of excess tax provision as a decrease in financing activities and a corresponding increase in operating activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2016. Tax benefits relating to excess stock-based compensation deductions are presented as a financing cash inflow, so the Company classified $2.1 million and $1.8 million of excess tax benefits as an increase in financing activities and a corresponding decrease in operating activities in the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, respectively.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the calculation of EPS for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	21,161	23,148	23,380
Dilutive effect of contingently convertible notes and warrants	—	—	1,499
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	9	4	6
Weighted average dilutive common shares outstanding	21,170	23,152	24,885
Basic:
Net income	$147,065	$93,999	$93,004
Less: Earnings allocated to participating securities	5,871	3,595	3,643
Earnings available to basic common shares	$141,194	$90,404	$89,361
Basic earnings per common share	$6.67	$3.91	$3.82
Diluted:
Net income	$147,065	$93,999	$93,004
Less: Earnings allocated to participating securities	5,869	3,595	3,468
Earnings available to diluted common shares	$141,196	$90,404	$89,536
Diluted earnings per common share	$6.67	$3.90	$3.60
The Company was required to include the dilutive effect, if applicable, of the net shares issuable under the 2.25% Convertible Senior Notes due 2036 (“2.25% Notes”) and 3.00% Convertible Senior Notes due 2020 (“3.00% Notes”), as well as the 2.25% Warrants sold in connection with the 2.25% Notes (“2.25% Warrants”) and 3.00% Warrants sold in connection with the 3.00% Notes (“3.00% Warrants”), in its diluted common shares outstanding for the diluted earnings calculation, during the period in which each was outstanding. As a result, the number of shares included in the Company’s diluted shares outstanding each period varied based upon the Company’s average adjusted closing common stock price during the applicable period. Although the ten-year call options on its common stock for the 2.25% and 3.00% Notes had the economic benefit of decreasing the dilutive effect of the 2.25% and 3.00% Notes, the Company did not factor this benefit into the diluted common shares outstanding for the diluted earnings calculation since the impact would have been anti-dilutive. The average adjusted closing price of the Company's common stock for the first three quarters of 2014 was more than the respective conversion prices then in effect at the end of the periods for both the 2.25% and 3.00% Notes. Therefore, the dilutive effect of the 2.25% and 3.00% Notes was included in the computation of diluted EPS for such periods. In addition, the dilutive effect of the 2.25% and 3.00% Warrants was also included in the computation of diluted EPS for the first three quarters of 2014.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. INCOME TAXES
Income/(loss) before income taxes by geographic area was as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Domestic	$222,178	$231,798	$174,964
Foreign	5,193	(49,627)	(10,564)
Total income before income taxes	$227,371	$182,171	$164,400
Federal, state and foreign income tax provisions/(benefits) were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Federal:
Current	$57,321	$66,973	$49,590
Deferred	18,704	15,528	22,549
State:
Current	4,636	5,165	4,849
Deferred	1,878	1,768	727
Foreign:
Current	4,187	4,150	4,638
Deferred	(6,420)	(5,412)	(10,957)
Provision for income taxes	$80,306	$88,172	$71,396
Actual income tax expense differed from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% to income before income taxes in 2016, 2015 and 2014 as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Provision at the U.S. federal statutory rate	$79,580	$63,760	$57,540
Increase (decrease) resulting from:
State income tax, net of benefit for federal deduction	4,230	4,448	5,267
Foreign income tax rate differential	(2,799)	(2,002)	(3,188)
Employment credits	(821)	(407)	(481)
Changes in valuation allowances	749	14,667	9,507
Non-deductible goodwill	34	4,651	—
Deductible goodwill	—	—	(10,209)
Stock-based compensation	368	386	245
Convertible debt redemption	—	—	9,727
Other	(1,035)	2,669	2,988
Provision for income taxes	$80,306	$88,172	$71,396
During 2016, the Company recorded a tax provision of $80.3 million. Certain expenses for stock-based compensation recorded in 2016 were non-deductible for income tax purposes. The Company provided valuation allowances with respect to goodwill and net operating losses of certain Brazil subsidiaries, as well as state net operating losses in the U.S., based on expectations concerning their realizability. As a result of the impact of a relatively higher proportion of the Company’s pretax income being generated in the Company’s U.K. region, relatively less valuation allowances recognized in 2016 compared to

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015 and the 2015 items discussed below, the effective tax rate for the year ended December 31, 2016 decreased to 35.3%, as compared to 48.4% for the year ended December 31, 2015.
During 2015, the Company recorded a tax provision of $88.2 million. Certain expenses for stock-based compensation recorded in 2015 were non-deductible for income tax purposes. The Company provided valuation allowances with respect to goodwill and net operating losses of certain Brazil subsidiaries, as well as state net operating losses in the U.S., based on expectations concerning their realizability. In addition, no substantial deferred tax benefit relative to the impairment of goodwill in the Brazil reporting unit was recognized for U.S. GAAP reporting purposes. As a result of these items, and the impact of the 2014 items discussed below, the effective tax rate for the year ended December 31, 2015 increased to 48.4%, as compared to 43.4% for the year ended December 31, 2014.
During 2014, the Company recorded a tax provision of $71.4 million. Certain expenses for stock-based compensation recorded in 2014 were non-deductible for income tax purposes. A portion of the U.S. GAAP loss on the extinguishment of the 2.25% Notes and 3.00% Notes was also not deductible for tax purposes. This was partially offset by the net tax benefit from tax deductible goodwill in Brazil resulting from a restructuring during 2014. The Company also had non-deductible goodwill from the dispositions of certain domestic dealerships, as well as non-deductible transaction costs related to foreign acquisitions. The Company provided valuation allowances with respect to certain foreign company deferred tax assets including tax deductible goodwill in Brazil, as well as state net operating losses in the U.S., based on expectations concerning their realizability. As a result of these items, and the impact of the items occurring in 2013, the effective tax rate for the year ended December 31, 2014 increased to 43.4%, as compared to 40.6% for the year ended December 31, 2013.
Deferred income tax provisions resulted from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets/liabilities resulted principally from the following:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Loss reserves and accruals	$59,884	$53,747
Interest rate swaps	5,598	11,671
Goodwill and intangible franchise rights	5,907	7,621
U.S. state net operating loss (“NOL”) carryforwards	16,848	17,413
Depreciation expense	775	—
Foreign NOL carryforwards	34,946	20,408
Deferred tax assets	123,958	110,860
Valuation allowance on deferred tax assets	(53,946)	(46,547)
Net deferred tax assets	$70,012	$64,313
Deferred tax liabilities:
Goodwill and intangible franchise rights	$(160,439)	$(143,509)
Depreciation expense	(64,465)	(53,619)
Deferred gain on bond redemption	(1,023)	(1,535)
Other	(3,317)	(1,060)
Deferred tax liabilities	(229,244)	(199,723)
Net deferred tax liability	$(159,232)	$(135,410)
As of December 31, 2016, the Company had state NOL carryforwards in the U.S. of $252.6 million that will expire between 2017 and 2036, and foreign NOL carryforwards of $104.9 million that may be carried forward indefinitely. To the extent that the Company expects that net income will not be sufficient to realize these NOLs in certain jurisdictions, a valuation allowance has been established.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2016, the Company has not provided for U.S. deferred taxes on $46.0 million of undistributed earnings and associated withholding taxes of its foreign subsidiaries, as the Company has taken the position that its foreign earnings will be permanently reinvested outside the U.S. If a distribution of those earnings were to be made, the Company may be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions, of up to approximately $5.9 million.
The Company is subject to income tax in U.S. federal and numerous state jurisdictions, as well as in the U.K. and Brazil. Based on applicable statutes of limitations, the Company is generally no longer subject to examinations by U.S. tax authorities in years prior to 2012, by U.K. tax authorities in years prior to 2012 and by Brazil tax authorities in years prior to 2011.
The Company had no unrecognized tax benefits as of December 31, 2016 and 2015.
The Company did not incur any interest and penalties nor did it accrue any interest for the years ended December 31, 2016 and 2015. When applicable, consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
8. ACCOUNTS AND NOTES RECEIVABLE
The Company’s accounts and notes receivable consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Amounts due from manufacturers	$95,754	$93,206
Parts and service receivables	35,318	32,479
Finance and insurance receivables	24,866	22,374
Other	20,322	12,913
Total accounts and notes receivable	176,260	160,972
Less allowance for doubtful accounts	2,896	3,204
Accounts and notes receivable, net	$173,364	$157,768
9. INVENTORIES
The Company’s inventories consisted of the following:

	December 31,
	2016	2015
	(In thousands)
New vehicles	$1,156,383	$1,262,797
Used vehicles	294,812	275,508
Rental vehicles	131,080	134,509
Parts, accessories and other	77,762	72,917
Total inventories	1,660,037	1,745,731
Less lower of cost or market reserves	8,222	7,980
Inventories, net	$1,651,815	$1,737,751

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. PROPERTY AND EQUIPMENT
The Company’s property and equipment consisted of the following:

	Estimated Useful Lives in Years	December 31,
		2016	2015
		(In thousands)
Land	—	$400,163	$364,475
Buildings	25 to 50	553,961	505,414
Leasehold improvements	varies	170,060	155,585
Machinery and equipment	7 to 20	100,164	90,993
Furniture and fixtures	3 to 10	87,691	82,688
Company vehicles	3 to 5	11,632	11,603
Construction in progress	—	66,658	58,361
Total		1,390,329	1,269,119
Less accumulated depreciation and amortization		264,446	235,138
Property and equipment, net		$1,125,883	$1,033,981
During 2016, the Company incurred $100.6 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities, excluding $32.7 million of capital expenditures accrued as of December 31, 2015. As of December 31, 2016, the Company had accrued $15.9 million of capital expenditures. In addition, the Company purchased real estate (including land and buildings) associated with existing dealership operations totaling $28.8 million. And, in conjunction with the acquisition of dealerships and franchises in 2016, the Company acquired $39.1 million of real estate and other property and equipment. The Company recognized $2.8 million in asset impairments related to property and equipment for the year ended December 31, 2016.
During 2015, the Company incurred $107.2 million of capital expenditures for the purchase of furniture, fixtures, and equipment and construction or renovation of facilities, excluding $21.2 million of capital expenditures accrued as of December 31, 2014. As of December 31, 2015, the Company had accrued $32.7 million of capital expenditures. In addition, the Company purchased real estate (including land) associated with existing dealership operations totaling $24.6 million. And, in conjunction with the acquisition of dealerships and franchises in 2015, the Company acquired $9.8 million of real estate and other property and equipment. The Company recognized $2.1 million in asset impairments related to property and equipment for the year ended December 31, 2015.
As of December 31, 2015, the Company determined that certain real estate investments qualified for held-for-sale treatment. As a result, the Company classified the carrying value, after adjustment to estimated fair market value, of the real estate, totaling $1.4 million, in prepaid and other current assets in its Consolidated Balance Sheets.
Depreciation and amortization expense, including amortization of capital leases, totaled $51.2 million, $47.2 million and $42.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, $68.9 million and $69.6 million of buildings under capital leases were recorded as property and equipment, before accumulated depreciation, respectively.
11. CREDIT FACILITIES
In the U.S., the Company has a $1.8 billion revolving syndicated credit arrangement that matures on June 17, 2021 and is comprised of 24 financial institutions, including six manufacturer-affiliated finance companies (“Revolving Credit Facility”). The Company also has a $300.0 million floorplan financing arrangement (“FMCC Facility”) with Ford Motor Credit Company (“FMCC”) for financing of new Ford vehicles in the U.S. and other floorplan financing arrangements with several other automobile manufacturers for financing of a portion of its U.S. rental vehicle inventory. In the U.K., the Company has financing arrangements with BMW Financial Services NA, LLC (“BMWFS”), Volkswagen Finance, FMCC and a third-party financial institution for financing of its new and used vehicles. In Brazil, the Company has financing arrangements for new, used, and rental vehicles with several financial institutions, most of which are manufacturer affiliated. Within the Company’s Consolidated Balance Sheets, Floorplan notes payable - credit facility and other primarily reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts related to the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of a portion of the Company’s rental vehicles in the U.S., as well as the financing

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of new, used, and rental vehicles in both the U.K. and Brazil. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities. The outstanding balances under these financing arrangements were as follows:

	December 31,
	2016	2015
	(In thousands)
Floorplan notes payable — credit facility and other
New vehicles	$941,913	$1,094,130
Used vehicles	160,070	142,703
Rental vehicles	29,735	24,773
Floorplan offset	(59,626)	(110,759)
Total floorplan notes payable - credit facility	1,072,092	1,150,847
Other floorplan notes payable	4,936	4,113
Total floorplan notes payable - credit facility and other	$1,077,028	$1,154,960
Floorplan notes payable — manufacturer affiliates
FMCC Facility	$175,244	$196,807
Floorplan offset	(25,500)	(25,500)
Total FMCC Facility	149,744	171,307
Foreign and rental vehicles	217,417	192,264
Total floorplan notes payable — manufacturer affiliates	$367,161	$363,571
Revolving Credit Facility
On June 17, 2016, the Company amended its Revolving Credit Facility principally to increase the total borrowing capacity from $1.7 billion to $1.8 billion and to extend the term from an expiration date of June 20, 2018 to June 17, 2021. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.75 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $360.0 million and a minimum of $50.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.8 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or British pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $2.1 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the LIBOR plus 125 basis points for new vehicle inventory and the LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points, depending on the Company’s total adjusted leverage ratio, for borrowings in U.S. dollars and a LIBOR equivalent plus 125 to 250 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in euros or British pound sterling. The Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line also requires a commitment fee ranging from 0.20% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $5.3 million of related unamortized costs as of December 31, 2016, which are included in Prepaid expenses and other current assets and Other Assets on the accompanying Consolidated Balance Sheets and amortized over the term of the facility.
After considering the outstanding balance of $1,072.1 million at December 31, 2016, the Company had $367.9 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $367.9 million available borrowings under the Floorplan Line was $59.6 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 2.0% and 1.7% as of December 31, 2016 and 2015, respectively, excluding the impact of the Company’s interest rate swaps. With regards to the Acquisition Line, there were no borrowings outstanding as of December 31, 2016. After considering $37.1 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $322.9 million of available borrowing capacity under the Acquisition Line as of December 31, 2016. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $208.5 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on April 1, 2014 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock after June 2, 2014 and ending on the date of determination less (c) cash dividends and share repurchases after June 2, 2014 (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of December 31, 2016, the Credit Facility Restricted Payment Basket totaled $132.3 million.
As of December 31, 2016 and 2015, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory in the U.S., including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days’ notice by either party. As of December 31, 2016, the Company had an outstanding balance of $149.7 million under the FMCC Facility with an available floorplan borrowing capacity of $150.2 million. Included in the $150.2 million available borrowings under the FMCC Facility was $25.5 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.25% and 4.75% before considering the applicable incentives as of December 31, 2016 and 2015, respectively.
Other Credit Facilities
The Company has credit facilities with BMWFS, Volkswagen Finance, FMCC and a third-party financial institution for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities ranged from 1.90% to 3.95% as of December 31, 2016. As of December 31, 2016, borrowings under these facilities totaled $98.1 million.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazilian operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of December 31, 2016, the annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, ranged from 18.16% to 22.41%. As of December 31, 2016, borrowings under these facilities totaled $17.8 million.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of December 31, 2016, the interest rate charged on borrowings related to the Company’s rental vehicle fleet varied up to 5.25%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time. As of December 31, 2016, borrowings under these facilities totaled $106.5 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts and capitalized debt issuance costs. Long-term debt consisted of the following:

	December 31,
	2016	2015
	(In thousands)
5.00% Senior Notes (aggregate principal of $550,000 at December 31, 2016 and 2015)	$540,465	$538,933
5.25% Senior Notes (aggregate principal of $300,000 at December 31, 2016 and 2015)	295,591	295,156
Real Estate Related and Other Long-Term Debt	385,358	365,564
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 9.9%	47,613	51,902
	1,269,027	1,251,555
Less current maturities of other long-term debt	56,218	52,021
	$1,212,809	$1,199,534
Included in current maturities of long-term debt and short-term financing in the Company’s Consolidated Balance Sheets for the years ended December 31, 2016 and 2015 was $16.2 million and $3.0 million, respectively, of short-term financing that was due within one year.
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
The underwriters’ fees, discount and capitalized debt issuance costs relative to the 5.00% Notes totaled $13.1 million. These amounts were included as a direct reduction of the 5.00% Notes on the accompanying Consolidated Balance Sheets and are being amortized over a period of eight years in conjunction with the term of the 5.00% Notes. The 5.00% Notes are presented net of unamortized underwriters’ fees, discount and debt issuance costs of $9.5 million as of December 31, 2016.
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
The underwriters' fees and capitalized debt issuance costs relative to the 5.25% Notes totaled $5.0 million. These amounts were included as a direct reduction of the 5.25% Notes on the accompanying Consolidated Balance Sheets and are being amortized over a period of eight years in conjunction with the term of the 5.25% Notes. The 5.25% Notes are presented net of unamortized underwriters’ fees and debt issuance costs of $4.4 million as of December 31, 2016.
Acquisition Line
The Revolving Credit Facility has the total borrowing capacity of $1.8 billion and expires on June 17, 2021. This arrangement provides a maximum of $360.0 million and a minimum of $50.0 million for working capital and general corporate purposes, including acquisitions. See Note 11, “Credit Facilities,” for further discussion on the Company’s Revolving Credit Facility and Acquisition Line.
Real Estate Related and Other Long-Term Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with three of its manufacturer-affiliated finance partners - Toyota Motor Credit Corporation (“TMCC”), BMW Financial Services NA, LLC (“BMWFS”) and FMCC, as well as several third-party financial institutions. These mortgage loans may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by the Company. Each mortgage loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the loans. The mortgage loans bear interest at fixed rates between 3.00% and 4.69%, and at variable indexed rates plus a spread between 1.50% and 2.50% per annum. The Company capitalized $2.8 million of related debt issuance costs related to mortgage loans that are included as a direct reduction to the mortgage loans on the accompanying Consolidated Balance Sheets and are being amortized over the terms of the mortgage loans. As of December 31, 2016, $0.7 million remained unamortized.
The mortgage loans consist of 55 term loans for an aggregate principal amount of $363.0 million. As of December 31, 2016, borrowings outstanding under these notes totaled $321.9 million, with $39.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets, as compared to $241.8 million outstanding with $13.7 million classified as current as of December 31, 2015. During 2016, the Company made additional net borrowings and principal payments of $42.7 million and $17.2 million, respectively. The agreements provide for monthly payments based on 15 or 20-year amortization schedules and mature between May 2017 and December 2024. These mortgage loans are cross-collateralized and cross-defaulted with each other.
The Company has entered into 13 separate term mortgage loans in the U.K. with other third-party financial institutions, which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are denominated in British pound sterling and are being repaid in monthly installments that will mature by September 2034. As of December 31, 2016, borrowings under the U.K. Notes totaled $50.4 million, with $4.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets, as compared to $57.1 million outstanding with $4.5 million classified as current as of December 31, 2015. During 2016, the Company assumed $8.3 million of term mortgage loans in conjunction with U.K. dealership acquisitions, made no additional borrowings and made principal payments of $4.6 million associated with the U.K. Notes.
In addition, the Company has a revolving working capital loan agreement with a third-party financial institution in the U.K. included in current maturities of long-term debt and short-term financing in the Company’s Consolidated Balance Sheets. As of December 31, 2016, short-term borrowings under the U.K. third-party loan totaled $7.3 million. During 2016, the Company made $7.8 million of additional borrowings and made principal payments of $3.0 million.
The Company has a separate term mortgage loan in Brazil with a third-party financial institution (the “Brazil Note”). The Brazil Note is denominated in Brazilian real and is secured by one of the Company’s Brazilian properties, as well as a guarantee from the Company. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of December 31, 2016, borrowings under the Brazil Note totaled $3.8 million, with $0.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. As of December 31, 2016, there were $0.3 million unamortized debt

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance costs related to this loan. These costs were included as a direct reduction of the Brazil Note principal balance and are being amortized in conjunction with the term. During 2016, the Company made no additional borrowings and made principal payments of $0.5 million associated with the Brazil Note.
The Company also has a working capital loan agreement with a third-party financial institution in Brazil. The principal balance on the loan is due by February 2017 with interest only payments being made until the due date. As of December 31, 2016, borrowings under the Brazilian third-party loan totaled $6.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. During 2016, the Company made no additional borrowings.
Fair Value of Long-Term Debt
The Company’s outstanding 5.00% Notes had a fair value of $548.4 million and $545.9 million as of December 31, 2016 and December 31, 2015, respectively. The Company’s outstanding 5.25% Notes had a fair value of $297.0 million and $297.8 million as of December 31, 2016 and December 31, 2015, respectively. The Company’s fixed interest rate borrowings included in real estate related and other long-term debt totaled $93.9 million and $100.7 million as of December 31, 2016 and December 31, 2015, respectively. The fair value of such fixed interest rate borrowings was $94.5 million and $102.4 million as of December 31, 2016 and December 31, 2015, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2016 and December 31, 2015. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
All Long-Term Debt
Total interest expense on the 5.00% Notes and 5.25% Notes for the years ended December 31, 2016 and 2015 was $43.3 million and $28.5 million, excluding amortization of discounts and capitalized cost of $2.1 million and $1.5 million, respectively. Total interest expense on the 3.00% Notes, 2.25% Notes and 5.00% Notes for the year ended December 31, 2014 was $17.0 million, excluding amortization of discounts and capitalized cost of $8.0 million.
Total interest expense on real estate related and other long-term debt, as well as the Acquisition Line, for the years ended December 31, 2016, 2015 and 2014, was $13.7 million, $17.6 million and $15.3 million. These amounts exclude the impact of the interest rate derivative instruments related to various real estate related mortgage loans of $2.3 million, $1.8 million, and $1.5 million for the years ended December 31, 2016, 2015, and 2014 respectively.
In addition, the Company incurred $6.6 million, $7.6 million and $7.5 million of total interest expense related to capital leases and various other notes payable, net of interest income, for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company capitalized $1.7 million, $0.7 million, and $0.7 million of interest on construction projects in 2016, 2015 and 2014, respectively.
The aggregate annual maturities of long-term debt, excluding unamortized capitalized debt issuance costs of $4.1 million, for the next five years are as follows:

Total
(In thousands)
Year Ended December 31,
2017	$56,506
2018	33,434
2019	80,133
2020	41,683
2021	52,481
Thereafter	1,008,935
Total	$1,273,172

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
The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt and interest rate swaps. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments and/or the existence of variable interest rates. The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified demand obligations, interest rate derivative instruments, and investment balances in certain financial institutions as having met such criteria.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset and liabilities recorded at fair value, within Level 2 of the hierarchy framework, in the accompanying balance sheets as of December 31, 2016 and 2015, respectively, were as follows:

	As of December 31,
	2016	2015
	(In thousands)
Assets:
Investments	$3,254	$4,235
Demand obligations	12	131
Interest rate derivative financial instruments	9,484	31
Total	$12,750	$4,397
Liabilities:
Interest rate derivative financial instruments	$24,411	$31,153
Total	$24,411	$31,153
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
Legal Proceedings
In September 2015, Volkswagen admitted that certain of its diesel models were intentionally programmed to meet various regulatory emissions standards only during laboratory emissions testing. In late June 2016, Volkswagen agreed to pay up to an aggregate of $14.7 billion to settle claims stemming from the diesel emissions scandal, including claims from customers and automotive dealers. On October 25, 2016, a U.S. Federal judge approved this settlement. On or about September 30, 2016, Volkswagen agreed to allocate $1.2 billion among its 652 dealers for a class settlement in exchange for their agreement not to sue Volkswagen. In October 2016, the Company received notification from Volkswagen that it is entitled to receive, in the aggregate, approximately $13.2 million in connection with the Company's current and prior ownership of seven Volkswagen dealerships in the U.S. segment to date. The Company accepted and executed the offer in the fourth quarter and received half of the compensation in a lump sum amount in January 2017, and will receive the rest of the compensation in 18 monthly installments. The Company recognized the entire settlement as an offset to Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016. In addition, as a result of Volkswagen agreement to repurchase customers’ vehicles in the settlement, the Company has identified its potential liability as it relates to chargebacks for finance and insurance products sold by the Company to such customers. So, in conjunction with the recognition of the Company’s settlement, the Company estimated its liability for these chargebacks and recognized such as an offset to the settlement for the year ended December 31, 2016. The Volkswagen brand represented 1.7% of the Company's total new vehicle retail unit sales for the twelve months ended December 31, 2016.
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
15. ASSET IMPAIRMENTS
The Company performs its annual impairment assessment of the carrying value of its goodwill and intangible franchise rights as of October 31st of each year. The Company also performs interim reviews of all of its long-lived and indefinite-lived assets for impairment when evidence exists that the carrying value may not be recoverable. In the Company’s 2016 annual goodwill assessment, the fair value of each of its reporting units exceeded the carrying value of its net assets (step one of the goodwill impairment test). As a result, the Company was not required to conduct the second step of the impairment test for goodwill. If, in future periods, the Company determines that the carrying amount of its net assets exceeds the respective fair value of its goodwill for any or all of its reporting units, the Company could be required to recognize a material non-cash impairment charge to the goodwill associated with the reporting unit(s). During 2016, the Company also completed other impairment assessments on an annual and interim basis, as applicable, and recorded the following non-cash impairment charges, all of which are reflected in asset impairments in the accompanying Consolidated Statement of Operations:

•
The Company determined that the carrying values of certain of its intangible franchise rights were greater than the fair value and, as a result, recognized a $30.0 million pre-tax non-cash asset impairment charge.

•
In addition, the Company determined that the carrying amounts of various real estate holdings and other long-lived assets were no longer fully recoverable, and recognized $2.8 million in pre-tax non-cash asset impairment charges.

If any of the Company’s assumptions change, or fail to materialize, the resulting decline in its estimated fair market value of intangible franchise rights could result in a material non-cash impairment charge. For example, the Company performed two separate sensitivity analyses on its 2016 annual impairment assessment of goodwill and intangible franchise rights. If the Company’s assumptions regarding the risk-free rate and cost of debt differed such that the estimated WACC used in its 2016 assessment increased by 200 basis points, and all other assumptions remained constant, an additional $40.2 million of non-cash franchise rights impairment charges would have resulted, excluding franchises acquired since the previous annual test. This additional impairment would have consisted of $37.6 million in the U.S., $0.4 million in the U.K. and $2.2 million in Brazil. The Company’s Brazil reporting unit would have failed the step one impairment test for goodwill in this scenario, while the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. and U.K reporting units would have passed step one. The Company’s second sensitivity analysis represented a recessionary sales environment in the U.S., utilizing the U.S. SAAR equivalent to 2009 levels for 2018. Similar industry sales levels were also applied to the U.K. reporting unit. Since Brazil is currently in a recessionary economy, the Company did not assume further industry sales declines for this sensitivity analysis, but instead assumed no sales growth in 2018. In this sensitivity analysis, an additional $55.3 million of non-cash franchise rights impairment charges would have resulted, including $52.8 million, $1.6 million and $0.9 million for the U.S., U.K. and Brazil, respectively. In this scenario, none of the Company’s reporting units would have failed the step one impairment test for goodwill.
In the Company’s 2015 goodwill assessment, the fair value of its two U.S. reporting units, as well as the U.K. reporting unit, exceeded the carrying value of its net assets (i.e., step one of the goodwill impairment test). As a result, the Company was not required to conduct the second step of the impairment test for goodwill relating to its two U.S. and U.K. reporting units. The Brazil reporting unit’s fair value did not exceed the carrying value of its net assets. As a result, the Company performed a step two analysis for this reporting unit, measured the estimated fair value of the reporting unit’s assets and liabilities as of the test date using level 3 inputs and compared the resulting implied fair value of the reporting unit’s goodwill to its carrying value. As a result of the carrying value of goodwill exceeding the implied fair value, a $55.4 million impairment was recorded as of December 31, 2015. During 2015, the Company also completed other impairment assessments on an annual or interim basis, as applicable, and recorded the following non-cash impairment charges, all of which are reflected in asset impairments in the accompanying Consolidated Statement of Operations:

•
The Company determined that the carrying values of certain of its intangible franchise rights were greater than the fair value and, as a result, recognized a $30.1 million pre-tax non-cash asset impairment charge.

•	In addition, the Company determined that the carrying amounts of various real estate holdings were no longer recoverable, and recognized $1.3 million in pre-tax non-cash asset impairment charges.

•	The Company also determined that the carrying values of various other long-term assets were no longer recoverable, and recognized $0.8 million in pre-tax non-cash asset impairment charges.
In the Company’s 2014 goodwill assessment, the fair value of each of its reporting units exceeded the carrying value of its net assets (step one of the goodwill impairment test). As a result, the Company was not required to conduct the second step of the impairment test for goodwill. During 2014, the Company completed other impairment assessments on an annual or interim basis, as applicable, and recorded the following non-cash impairment charges, all of which are reflected in asset impairments in the accompanying Consolidated Statement of Operations:

•
Primarily related to the Company’s determination that the carrying values of certain of its intangible franchise rights were greater than the fair value, the Company recognized a $31.0 million pre-tax non-cash asset impairment charge.

•	In addition, the Company determined that the carrying amounts of various real estate holdings were no longer recoverable, and recognized $9.2 million in pre-tax non-cash asset impairment charges.

•	The Company also determined that the carrying values of various other long-term assets were no longer recoverable, and recognized $1.3 million in pre-tax non-cash asset impairment charges.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2014	$257,502	$8,157	$38,288	$303,947
Additions through acquisitions	49,432	—	—	49,432
Disposals	(3,188)	—	—	(3,188)
Impairments	(18,087)	—	(12,024)	(30,111)
Currency translation	—	(384)	(12,108)	(12,492)
BALANCE, December 31, 2015	285,659	7,773	14,156	307,588
Additions through acquisitions	—	12,833	—	12,833
Disposals	(5,203)	—	—	(5,203)
Impairments	(19,922)	—	(9,901)	(29,823)
Currency translation	—	(3,269)	2,750	(519)
BALANCE, December 31, 2016	$260,534	$17,337	$7,005	$284,876
The decrease in the Company’s intangible franchise rights in 2016 was primarily related to impairments in the U.S. and Brazil reportable segments of $19.9 million and $9.9 million, respectively, as a result of the Company’s interim and annual impairment assessments. These impairments were partially offset by the addition of franchise rights associated with the purchase of 12 dealerships in the U.K. reportable segment. The increase in the Company’s intangible franchise rights in 2015 was primarily related to the acquisitions in the U.S. described below, substantially offset by non-cash impairments recognized in Brazil.

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2014	$700,642	$35,138	$94,597	$830,377	(1)
Additions through acquisitions	115,317	—	—	115,317
Purchase price allocation adjustments	(73)	1,930	—	1,857
Disposals	(6,088)	—	—	(6,088)
Impairments	—	—	(55,386)	(55,386)
Currency translation	—	(1,748)	(29,391)	(31,139)
Tax adjustments	(23)	—	—	(23)
BALANCE, December 31, 2015	809,775	35,320	9,820	854,915	(2)
Additions through acquisitions	—	31,644	1,855	33,499
Purchase price allocation adjustments	28	1,024	—	1,052
Disposals	(3,868)	—	(191)	(4,059)
Currency translation	—	(10,934)	2,290	(8,644)
BALANCE, December 31, 2016	$805,935	$57,054	$13,774	$876,763	(2)
(1) Net of accumulated impairment of $42.4 million
(2) Net of accumulated impairment of $97.8 million
The increase in the Company’s goodwill in 2016 was primarily related to the goodwill associated with the purchase of 12 dealerships in the U.K., partially offset by foreign currency translation adjustments in the U.K. and Brazil and the disposal of five U.S dealerships. The increase in the Company’s goodwill in 2015 was primarily related to the goodwill associated with

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the purchase of three dealerships in the U.S., substantially offset by a non-cash impairment recognized in Brazil, as well as foreign currency translation adjustments for the U.K. and Brazil.
17. EMPLOYEE SAVINGS PLANS
The Company has a deferred compensation plan to provide select employees and non-employee members of the Company’s Board of Directors with the opportunity to accumulate additional savings for retirement on a tax-deferred basis (“Deferred Compensation Plan”). Participants in the Deferred Compensation Plan are allowed to defer receipt of a portion of their salary and/or bonus compensation, or in the case of the Company’s non-employee directors, annual retainer and meeting fees earned. The participants can choose from various defined investment options to determine their earnings crediting rate. However, the Company has complete discretion over how the funds are utilized. Participants in the Deferred Compensation Plan are unsecured creditors of the Company. The balances due to participants of the Deferred Compensation Plan as of December 31, 2016 and 2015 were $49.0 million and $40.6 million, respectively, and are included in other liabilities in the accompanying Consolidated Balance Sheets.
The Company offers a 401(k) plan to all of its employees and provides a matching contribution to employees that participate in the plan. For the years ended December 31, 2016 and 2015, the matching contributions paid by the Company totaled $5.4 million and $5.3 million, respectively.
18. OPERATING LEASES
The Company leases various facilities and equipment under long-term operating lease agreements. Generally, our real estate and facility leases have 30-year total terms with initial terms of 15 years and three additional five-year terms, at our option.
Future minimum lease payments for non-cancelable operating leases as of December 31, 2016, are as follows:

Total
(In thousands)
Year Ended December 31,
2017	$56,706
2018	46,939
2019	41,669
2020	36,340
2021	30,115
Thereafter	182,701
Total (1)	$394,470
(1) Includes $2.4 million of future, non-cancelable sublease payments to be received.
Total rent expense under all operating leases was $53.8 million, $51.5 million, and $58.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in the balances of each component of accumulated other comprehensive income for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Accumulated Loss on Foreign Currency Translation	Accumulated Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Loss
	(In thousands)
BALANCE, December 31, 2013	$(37,827)	$(13,850)	$(51,677)
Other comprehensive loss, net of tax	(26,248)	(4,059)	(30,307)
BALANCE, December 31, 2014	(64,075)	(17,909)	(81,984)
Other comprehensive loss, net of tax	(54,457)	(1,543)	(56,000)
BALANCE, December 31, 2015	(118,532)	(19,452)	(137,984)
Other comprehensive (loss) income, net of tax	(19,081)	10,121	(8,960)
BALANCE, December 31, 2016	$(137,613)	$(9,331)	$(146,944)
20. SEGMENT INFORMATION
As of December 31, 2016, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sells new and used cars and light trucks; arranges related vehicle financing; sells service insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. The vast majority of the Company’s corporate activities are associated with the operations of the U.S. operating segments and therefore the corporate financial results are included within the U.S. reportable segment.
Reportable segment revenue, gross profit, SG&A, depreciation and amortization expense, asset impairment, floorplan interest expense, other interest expense, benefit (provision) for income taxes, net income (loss) and capital expenditures were as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
	U.S.		U.K.	Brazil		Total
	(In thousands)
New vehicle retail sales	$4,766,047		$987,538	$292,490		$6,046,075
Used vehicle retail sales	2,242,508		434,203	81,002		2,757,713
Used vehicle wholesale sales	276,710		121,747	3,406		401,863
Parts and service	1,071,651		143,362	46,294		1,261,307
Finance, insurance and other, net	377,756		36,305	6,593		420,654
Total revenues	8,734,672		1,723,155	429,785		10,887,612
Gross profit	1,355,349		192,982	46,738		1,595,069
Selling, general and administrative expense	965,139	(1)	158,636	46,988	(3)	1,170,763
Depreciation and amortization expense	43,472		6,594	1,168		51,234
Asset impairment	21,794		201	10,843		32,838
Floorplan interest expense	(40,444)		(4,222)	(261)		(44,927)
Other interest expense, net	(62,320)		(5,197)	(419)		(67,936)
Income (loss) before income taxes	222,180		18,132	(12,941)		227,371
(Provision) benefit for income taxes	(82,541)		(3,697)	5,932		(80,306)
Net income (loss)	139,639	(2)	14,435	(7,009)	(4)	147,065
Capital expenditures	$86,692		$12,602	$1,312		$100,606
(1) Includes the following, pre-tax: gain on OEM settlement of $11.7 million, loss due to catastrophic events of $5.9 million, a net gain on real estate and dealership transactions of $2.7 million, and severance costs of $1.8 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) Includes the following, after tax: non-cash asset impairment charges of $13.5 million, gain on OEM settlement of $7.3 million, loss due to catastrophic events of $3.7 million, net gain on real estate and dealership transactions of $1.7 million, and severance costs of $1.2 million.
(3) Includes pre-tax loss on real estate and dealership transactions of $0.8 million.
(4) Includes after-tax non-cash asset impairment charge of $6.9 million and a foreign deferred income tax benefit of $1.7 million.

	Year Ended December 31, 2015
	U.S.		U.K.	Brazil		Total
	(In thousands)
New vehicle retail sales	$4,989,290		$641,888	$370,128		$6,001,306
Used vehicle retail sales	2,204,728		351,311	82,930		2,638,969
Used vehicle wholesale sales	289,580		100,706	6,965		397,251
Parts and service	1,032,960		102,183	51,050		1,186,193
Finance, insurance and other, net	377,432		24,117	7,237		408,786
Total revenues	8,893,990		1,220,205	518,310		10,632,505
Gross profit	1,338,947		137,646	57,379		1,533,972
Selling, general and administrative expense	958,608	(1)	108,719	53,506		1,120,833
Depreciation and amortization expense	41,220		4,307	1,712		47,239
Asset impairment	18,983		330	68,249		87,562
Floorplan interest expense	(36,062)		(2,276)	(926)		(39,264)
Other interest expense, net	(52,277)		(3,135)	(1,491)		(56,903)
Income (loss) before income taxes	231,797		18,879	(68,505)		182,171
(Provision) benefit for income taxes	(89,433)		(3,655)	4,916		(88,172)
Net income (loss)	142,364	(2)	15,224	(63,589)	(3)	93,999
Capital expenditures	$97,504		$9,395	$333		$107,232
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2014
	U.S.		U.K.	Brazil		Total
	(In thousands)
New vehicle retail sales	$4,669,512		$519,137	$552,970		$5,741,619
Used vehicle retail sales	1,923,740		283,147	117,981		2,324,868
Used vehicle wholesale sales	279,074		82,235	17,834		379,143
Parts and service	966,672		83,747	75,275		1,125,694
Finance, insurance and other, net	336,243		18,986	11,336		366,565
Total revenues	8,175,241		987,252	775,396		9,937,889
Gross profit	1,245,907		115,393	86,638		1,447,938
Selling, general and administrative expense	891,693	(1)	90,427	79,844		1,061,964
Depreciation and amortization expense	36,701		3,403	2,240		42,344
Asset impairment	15,570		—	25,950		41,520
Floorplan interest expense	(34,060)		(1,662)	(5,892)		(41,614)
Other interest expense, net	(46,516)		(2,065)	(1,112)		(49,693)
Income before income taxes	174,964		17,836	(28,400)		164,400
Provision for income taxes	(77,715)		(3,561)	9,880	(2)	(71,396)
Net income (loss)	97,249		14,275	(18,520)		93,004
Capital expenditures	$88,774		$3,679	$5,256		$97,709
(1) Includes the following, pre-tax: loss due to catastrophic events of $2.8 million and a gain on real estate and dealership transactions of $13.8 million.
(2) Includes the tax impact of conversion of non-deductible goodwill to deductible goodwill for $3.4 million.

Goodwill and intangible franchise rights and total assets by reportable segment were as follows:

	As of December 31, 2016
	U.S.	U.K.	Brazil	Total
	(In thousands)
Goodwill and intangible franchise rights	$1,066,469	$74,391	$20,779	$1,161,639
Total assets	$3,855,701	$482,937	$123,265	$4,461,903

	As of December 31, 2015
	U.S.	U.K.	Brazil	Total
	(In thousands)
Goodwill and intangible franchise rights	$1,095,434	$43,093	$23,976	$1,162,503
Total assets	$3,923,001	$358,476	$115,239	$4,396,716

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Full Year
	(In thousands, except per share data)
Year Ended December 31,
2016
Total revenues	$2,608,355	$2,782,449	$2,823,176	$2,673,632	$10,887,612
Gross profit	389,101	410,119	406,668	389,181	1,595,069
Net income	34,291	46,580	35,366	30,828	147,065
Basic earnings per share (1)	1.47	2.12	1.65	1.44	6.67
Diluted earnings per share (1)	1.47	2.12	1.65	1.44	6.67
2015
Total revenues	$2,432,854	$2,726,480	$2,800,569	$2,672,602	$10,632,505
Gross profit	363,884	391,573	398,382	380,133	1,533,972
Net income	35,815	46,310	45,261	(33,387)	93,999
Basic earnings per share (1)	1.47	1.91	1.88	(1.41)	3.91
Diluted earnings per share (1)	1.47	1.91	1.88	(1.41)	3.90
(1) The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.
During the first, second, third and fourth quarters of 2016, the Company incurred charges of $0.9 million, $1.0 million, $10.9 million and $20.0 million, respectively, related to the impairment of assets. Included in these charges for the first, third and fourth quarters were impairments of the Company’s intangible assets of $0.2 million, $10.6 million and $19.2 million, respectively. In addition, during 2016, the Company sold five dealerships in the U.S., four dealerships in Brazil and one dealership in the U.K., and recognized an aggregate net pre-tax gain of $2.2 million, excluding related asset impairments of $0.6 million.
During the second, third and fourth quarters of 2015, the Company incurred charges of $1.0 million, $0.9 million and $85.7 million, respectively, related to the impairment of assets. Included in these charges for the fourth quarter was impairments of the Company’s intangible assets of $85.5 million. During 2015, the Company sold two dealerships in the U.S. and recognized a net pre-tax gain of $9.4 million.
For more information on non-cash impairment charges, refer to Note 15, “Asset Impairments.”

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes), guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities had they operated on a stand-alone basis. In accordance with Rule 3-10 of Regulation S-X, condensed consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under the 5.00% Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100%-owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X). There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$8,039	$12,953	$—	$20,992
Contracts-in-transit and vehicle receivables, net	—	241,097	28,411	—	269,508
Accounts and notes receivable, net	—	140,985	32,379	—	173,364
Intercompany accounts receivable	—	8,929	—	(8,929)	—
Inventories, net	—	1,386,871	264,944	—	1,651,815
Prepaid expenses and other current assets	516	7,188	27,204	—	34,908
Total current assets	516	1,793,109	365,891	(8,929)	2,150,587
PROPERTY AND EQUIPMENT, net	—	990,084	135,799	—	1,125,883
GOODWILL	—	805,935	70,828	—	876,763
INTANGIBLE FRANCHISE RIGHTS	—	260,534	24,342	—	284,876
INVESTMENT IN SUBSIDIARIES	2,787,328	—	—	(2,787,328)	—
OTHER ASSETS	—	19,313	4,481	—	23,794
Total assets	$2,787,844	$3,868,975	$601,341	$(2,796,257)	$4,461,903

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,131,718	$4,936	$—	$1,136,654
Offset account related to floorplan notes payable - credit facility	—	(59,626)	—	—	(59,626)
Floorplan notes payable — manufacturer affiliates	—	281,747	110,914	—	392,661
Offset account related to floorplan notes payable - manufacturer affiliates	—	(25,500)	—	—	(25,500)
Current maturities of long-term debt and short-term financing	—	44,659	27,760	—	72,419
Current liabilities from interest rate risk management activities	—	3,941	—	—	3,941
Accounts payable	—	211,050	145,049	—	356,099
Intercompany accounts payable	875,662	—	8,929	(884,591)	—
Accrued expenses	—	156,648	19,821	—	176,469
Total current liabilities	875,662	1,744,637	317,409	(884,591)	2,053,117
LONG-TERM DEBT, net of current maturities	836,056	324,540	52,213	—	1,212,809
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	20,470	—	—	20,470
DEFERRED INCOME TAXES AND OTHER LIABILITIES	(1,020)	240,348	5,979	—	245,307
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,077,146	2,414,642	225,740	(2,787,328)	930,200
Intercompany note receivable	—	(875,662)	—	875,662	—
Total stockholders’ equity	1,077,146	1,538,980	225,740	(1,911,666)	930,200
Total liabilities and stockholders’ equity	$2,787,844	$3,868,975	$601,341	$(2,796,257)	$4,461,903

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$8,734,673	$2,152,939	$—	$10,887,612
COST OF SALES:	—	7,379,323	1,913,220	—	9,292,543
GROSS PROFIT	—	1,355,350	239,719	—	1,595,069
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,722	954,495	213,546	—	1,170,763
DEPRECIATION AND AMORTIZATION EXPENSE	—	43,472	7,762	—	51,234
ASSET IMPAIRMENTS	—	21,794	11,044	—	32,838
INCOME (LOSS) FROM OPERATIONS	(2,722)	335,589	7,367	—	340,234
OTHER EXPENSE:
Floorplan interest expense	—	(40,444)	(4,483)	—	(44,927)
Other interest expense, net	—	(64,870)	(3,066)	—	(67,936)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,722)	230,275	(182)	—	227,371
BENEFIT (PROVISION) FOR INCOME TAXES	1,020	(83,560)	2,234	—	(80,306)
EQUITY IN EARNINGS OF SUBSIDIARIES	148,767	—	—	(148,767)	—
NET INCOME (LOSS)	$147,065	$146,715	$2,052	$(148,767)	$147,065
COMPREHENSIVE INCOME (LOSS)		10,121	(19,081)		(8,960)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$147,065	$156,836	$(17,029)	$(148,767)	$138,105

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$8,893,990	$1,738,515	$—	$10,632,505
COST OF SALES:	—	7,555,043	1,543,490	—	9,098,533
GROSS PROFIT	—	1,338,947	195,025	—	1,533,972
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,024	950,268	167,541	—	1,120,833
DEPRECIATION AND AMORTIZATION EXPENSE	—	41,220	6,019	—	47,239
ASSET IMPAIRMENTS	—	18,899	68,663	—	87,562
INCOME (LOSS) FROM OPERATIONS	(3,024)	328,560	(47,198)	—	278,338
OTHER EXPENSE:
Floorplan interest expense	—	(36,063)	(3,201)	—	(39,264)
Other interest income (expense), net	2,320	(52,276)	(6,947)	—	(56,903)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(704)	240,221	(57,346)	—	182,171
BENEFIT (PROVISION) FOR INCOME TAXES	264	(89,698)	1,262	—	(88,172)
EQUITY IN EARNINGS OF SUBSIDIARIES	94,439	—	—	(94,439)	—
NET INCOME (LOSS)	$93,999	$150,523	$(56,084)	$(94,439)	93,999
COMPREHENSIVE LOSS	—	(1,543)	(54,457)	—	(56,000)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$93,999	$148,980	$(110,541)	$(94,439)	37,999

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31, 2014

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$8,175,242	$1,762,647	$—	$9,937,889
COST OF SALES:	—	6,929,334	1,560,617	—	8,489,951
GROSS PROFIT	—	1,245,908	202,030	—	1,447,938
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,796	883,442	175,726	—	1,061,964
DEPRECIATION AND AMORTIZATION EXPENSE	—	36,701	5,643	—	42,344
ASSET IMPAIRMENTS	—	15,571	25,949	—	41,520
INCOME (LOSS) FROM OPERATIONS	(2,796)	310,194	(5,288)	—	302,110
OTHER EXPENSE:
Floorplan interest expense	—	(34,061)	(7,553)	—	(41,614)
Other interest income (expense), net	2,272	(46,517)	(5,448)	—	(49,693)
Loss on extinguishment of long-term debt	—	(46,403)	—	—	(46,403)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(524)	183,213	(18,289)	—	164,400
BENEFIT (PROVISION) FOR INCOME TAXES	196	(77,911)	6,319	—	(71,396)
EQUITY IN EARNINGS OF SUBSIDIARIES	93,332	—	—	(93,332)	—
NET INCOME (LOSS)	$93,004	$105,302	$(11,970)	$(93,332)	93,004
COMPREHENSIVE LOSS	—	(4,059)	(26,248)	—	(30,307)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$93,004	$101,243	$(38,218)	$(93,332)	$62,697

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$147,065	$238,552	$(760)	$384,857
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	—	(57,327)	(57,327)
Proceeds from disposition of franchises, property and equipment	—	35,317	1,526	36,843
Purchases of property and equipment, including real estate	—	(138,263)	(18,258)	(156,521)
Other	—	2,748	217	2,965
Net cash used in investing activities	—	(100,198)	(73,842)	(174,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	6,597,406	—	6,597,406
Repayments on credit facility - floorplan line and other	—	(6,676,161)	—	(6,676,161)
Borrowings on credit facility - acquisition line	220,020	—	—	220,020
Repayment on credit facility - acquisition line	(220,020)	—	—	(220,020)
Debt issue costs	(2,997)	(516)	—	(3,513)
Borrowings on other debt	—	—	49,972	49,972
Principal payments on other debt	—	(923)	(45,005)	(45,928)
Borrowings on debt related to real estate	—	42,654	—	42,654
Principal payments on debt related to real estate loans	—	(20,309)	(5,154)	(25,463)
Issuance of common stock to benefit plans, net	3,868	—	—	3,868
Repurchases of common stock, amounts based on settlement date	(127,606)	—	—	(127,606)
Tax effect from stock-based compensation	(249)	—	—	(249)
Dividends paid	(19,987)	—	—	(19,987)
Borrowings (repayments) with subsidiaries	399,151	(406,888)	7,737	—
Investment in subsidiaries	(399,245)	328,084	71,161	—
Net cash (used in) provided by financing activities	(147,065)	(136,653)	78,711	(205,007)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	2,145	2,145
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	1,701	6,254	7,955
CASH AND CASH EQUIVALENTS, beginning of period	—	6,338	6,699	13,037
CASH AND CASH EQUIVALENTS, end of period	$—	$8,039	$12,953	$20,992

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$93,999	$49,710	$(2,662)	$141,047
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(212,252)	—	(212,252)
Proceeds from disposition of franchises, property and equipment	—	40,833	748	41,581
Purchases of property and equipment, including real estate	—	(97,009)	(23,243)	(120,252)
Other	—	6,421	—	6,421
Net cash used in investing activities	—	(262,007)	(22,495)	(284,502)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	7,557,237	—	7,557,237
Repayments on credit facility - floorplan line and other	—	(7,504,516)	—	(7,504,516)
Borrowings on credit facility - acquisition line	489,548	—	—	489,548
Repayment on credit facility - acquisition line	(557,696)	—	—	(557,696)
Net borrowings of 5.25% Senior Unsecured Notes	296,250	—	—	296,250
Debt issue costs	—	(788)	—	(788)
Borrowings on other debt	—	451	59,404	59,855
Principal payments on other debt	—	(1,386)	(62,383)	(63,769)
Borrowings on debt related to real estate	—	9,596	22,430	32,026
Principal payments on debt related to real estate loans	—	(68,234)	(3,845)	(72,079)
Issuance of common stock to benefit plans, net	214	—	—	214
Repurchases of common stock, amounts based on settlement date	(97,473)	—	—	(97,473)
Tax effect from stock-based compensation	—	2,142	—	2,142
Dividends paid	(19,942)	—	—	(19,942)
Borrowings (repayments) with subsidiaries	220,281	(211,236)	(9,045)	—
Investment in subsidiaries	(425,181)	409,990	15,191	—
Net cash (used in) provided by financing activities	(93,999)	193,256	21,752	121,009
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(5,492)	(5,492)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(19,041)	(8,897)	(27,938)
CASH AND CASH EQUIVALENTS, beginning of period	—	25,379	15,596	40,975
CASH AND CASH EQUIVALENTS, end of period	$—	$6,338	$6,699	$13,037

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2014

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(327)	$235,236	$(36,621)	$198,288
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(306,364)	(30,187)	(336,551)
Proceeds from disposition of franchises, property and equipment	—	141,147	3,450	144,597
Purchases of property and equipment, including real estate	—	(140,407)	(9,985)	(150,392)
Other	—	(4,705)	—	(4,705)
Net cash used in investing activities	—	(310,329)	(36,722)	(347,051)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	7,832,014	—	7,832,014
Repayments on credit facility - floorplan line and other	—	(7,802,719)	—	(7,802,719)
Borrowings on credit facility - acquisition line	389,368	—	—	389,368
Repayment on credit facility - acquisition line	(379,681)	—	—	(379,681)
Net borrowings of 5.00% Senior Unsecured Notes	539,600	—	—	539,600
Debt issue costs	(1,881)	—	—	(1,881)
Repurchase of 3.00% Convertible Notes	(260,074)	—	—	(260,074)
Proceeds from Call/Warrant Unwind related to 3.00% Convertible Notes	32,697	—	—	32,697
Conversion and redemption of 2.25% Convertible Notes	(182,756)	—	—	(182,756)
Borrowings of other debt	—	—	91,137	91,137
Principal payments of other debt	—	—	(85,905)	(85,905)
Principal payments of long-term debt related to real estate loans	—	(43,060)	(16,890)	(59,950)
Borrowings of debt related to real estate	—	86,722	25,457	112,179
Issuance of common stock to benefit plans, net	(321)	—	—	(321)
Repurchases of common stock, amounts based on settlement date	(36,802)	—	—	(36,802)
Tax effect from stock-based compensation	—	1,841	—	1,841
Dividends paid	(17,097)	—	—	(17,097)
Borrowings (repayments) with subsidiaries	78,199	(141,824)	63,625	—
Investment in subsidiaries	(160,925)	161,073	(148)	—
Distributions to parent	—	2,119	(2,119)	—
Net cash provided by financing activities	327	96,166	75,157	171,650
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(2,127)	(2,127)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	21,073	(313)	20,760
CASH AND CASH EQUIVALENTS, beginning of period	—	4,306	15,909	20,215
CASH AND CASH EQUIVALENTS, end of period	$—	$25,379	$15,596	$40,975

EXHIBIT INDEX

Exhibit Number		Description
2.1	—
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

10.5	—
Unwind Agreement between Group 1 Automotive, Inc. and Bank of America, N.A., dated July 25, 2014 (incorporated by reference to Exhibit 10.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed July 31, 2014

10.6	—
Stockholders Agreement dated as of February 28, 2013, by and among Group 1 Automotive, Inc. and former shareholders of UAB Motors Participações S.A. named therein (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 5, 2013)

10.7	—
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

10.20*	—
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

10.21*	—
Form of Indemnification Agreement of Group 1 Automotive, Inc. (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)

10.22†*	—	Group 1 Automotive, Inc. Non-Employee Director Compensation Plan, effective January 1, 2017
10.23*	—
Group 1 Automotive, Inc. 2016 Short Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed February 19, 2016)

10.24*	—
Officer’s Terms of Engagement and Guarantees between UAB Motors Participações S.A. and Lincoln da Cunha Pereira Filho dated as of February 28, 2013 (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2013)

10.25*	—
Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)

10.26*	—
First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)

10.27*	—
Second Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2009)

10.28*	—
Third Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 15, 2010)

10.29*	—
Group 1 Automotive, Inc. 2007 Long Term Incentive Plan (As Amended and Restated Effective as of March 11, 2010) (Incorporated by reference to Exhibit A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed on April 8, 2010)

10.30*	—	Group 1 Automotive, Inc. 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed April 10, 2014)
10.31*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10.32*	—
Form of Senior Executive Officer Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)

10.33*	—
Form of Restricted Stock Agreement with Qualified Retirement Provisions (Incorporated by reference to Exhibit 10.27 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2011)

10.34*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)

Exhibit Number		Description
10.35*	—
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

10.38*	—
Non-Compete Agreement dated effective May 19, 2015 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)

10.39	—
Transition Agreement dated December 18, 2015 between Group 1 Automotive, Inc. and J. Brooks O’Hara (Incorporated by reference to Exhibit 10.41 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2015)

10.40*	—
Employment Agreement dated December 18, 2015 between Group 1 Automotive, Inc. and J. Brooks O’Hara (Incorporated by reference to Exhibit 10.42 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2015)

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

10.44*	—
Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)

10.45*	—
Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated January 1, 2010 between Group 1 Automotive, Inc. and Mark J. Iuppenlatz (Incorporated by reference to Exhibit 10.48 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)

10.46*	—
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

10.48*	—
Form of Senior Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.49*	—
Form of Restricted Stock Agreement with Qualified Retirement Provisions (incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.50*	—
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