Form 10-Q
period 2017-03-31
GROUP 1 AUTOMOTIVE INC
filed 2017-05-04
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑		☐	Accelerated filer

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	☐	Smaller reporting company

			☐	Emerging growth company
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of April 28, 2017, the registrant had 21,472,471 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,770	$20,992
Contracts-in-transit and vehicle receivables, net	213,772	269,508
Accounts and notes receivable, net	152,794	173,364
Inventories, net	1,729,525	1,651,815
Prepaid expenses and other current assets	23,216	34,908
Total current assets	2,153,077	2,150,587
PROPERTY AND EQUIPMENT, net	1,152,395	1,125,883
GOODWILL	877,040	876,763
INTANGIBLE FRANCHISE RIGHTS	285,311	284,876
OTHER ASSETS	21,540	23,794
Total assets	$4,489,363	$4,461,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility and other	$1,170,383	$1,136,654
Offset account related to floorplan notes payable - credit facility	(97,149)	(59,626)
Floorplan notes payable - manufacturer affiliates	392,388	392,661
Offset account related to floorplan notes payable - manufacturer affiliates	(26,750)	(25,500)
Current maturities of long-term debt and short-term financing	46,340	72,419
Current liabilities from interest rate risk management activities	2,597	3,941
Accounts payable	347,746	356,099
Accrued expenses	185,720	176,469
Total current liabilities	2,021,275	2,053,117
LONG-TERM DEBT, net of current maturities	1,224,718	1,212,809
DEFERRED INCOME TAXES	168,772	161,502
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	17,762	20,470
OTHER LIABILITIES	87,876	83,805
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,577 and 25,663 issued, respectively	256	257
Additional paid-in capital	285,455	290,899
Retained earnings	1,082,101	1,053,301
Accumulated other comprehensive loss	(140,149)	(146,944)
Treasury stock, at cost; 4,105 and 4,258 shares, respectively	(258,703)	(267,313)
Total stockholders’ equity	968,960	930,200
Total liabilities and stockholders’ equity	$4,489,363	$4,461,903

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,337,213	$1,409,851
Used vehicle retail sales	660,927	688,171
Used vehicle wholesale sales	104,157	101,592
Parts and service sales	319,698	308,592
Finance, insurance and other, net	96,834	100,149
Total revenues	2,518,829	2,608,355
COST OF SALES:
New vehicle retail sales	1,267,986	1,338,124
Used vehicle retail sales	615,922	638,971
Used vehicle wholesale sales	104,057	100,143
Parts and service sales	147,342	142,016
Total cost of sales	2,135,307	2,219,254
GROSS PROFIT	383,522	389,101
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	289,779	293,664
DEPRECIATION AND AMORTIZATION EXPENSE	13,606	12,464
ASSET IMPAIRMENTS	—	932
INCOME FROM OPERATIONS	80,137	82,041
OTHER EXPENSE:
Floorplan interest expense	(11,942)	(11,010)
Other interest expense, net	(16,999)	(16,929)
INCOME BEFORE INCOME TAXES	51,196	54,102
PROVISION FOR INCOME TAXES	(17,257)	(19,811)
NET INCOME	$33,939	$34,291
BASIC EARNINGS PER SHARE	$1.58	$1.47
Weighted average common shares outstanding	20,692	22,448
DILUTED EARNINGS PER SHARE	$1.58	$1.47
Weighted average common shares outstanding	20,698	22,453
CASH DIVIDENDS PER COMMON SHARE	$0.24	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2017	2016
	(Unaudited, in thousands)
NET INCOME	$33,939	$34,291
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	4,137	2,155
Net unrealized gain (loss) on interest rate risk management activities:
Unrealized gain (loss) arising during the period, net of tax (provision) benefit of $(234) and $6,685, respectively	390	(11,141)
Reclassification adjustment for loss included in interest expense, net of tax provision of $1,361 and $1,269, respectively	2,268	2,114
Unrealized gain (loss) on interest rate risk management activities, net of tax	2,658	(9,027)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	6,795	(6,872)
COMPREHENSIVE INCOME	$40,734	$27,419

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount					Total
	(Unaudited, in thousands)
BALANCE, December 31, 2016	25,663	$257	$290,899	$1,053,301	$(146,944)	$(267,313)	$930,200
Net income	—	—	—	33,939	—	—	33,939
Other comprehensive income, net	—	—	—	—	6,795	—	6,795
Net issuance of treasury shares to employee stock compensation plans	(86)	(1)	(11,507)	—	—	8,610	(2,898)
Stock-based compensation	—	—	6,063	—	—	—	6,063
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(5,139)	—	—	(5,139)
BALANCE, March 31, 2017	25,577	$256	$285,455	$1,082,101	$(140,149)	$(258,703)	$968,960

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,939	$34,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,606	12,464
Deferred income taxes	5,503	5,000
Asset impairments	—	932
Stock-based compensation	6,074	5,511
Amortization of debt discount and issue costs	912	484
Gain on disposition of assets	(280)	(590)
Other	(871)	719
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	9,164	32,180
Accounts and notes receivable	21,508	10,804
Inventories	(74,254)	(55,737)
Contracts-in-transit and vehicle receivables	56,140	50,262
Prepaid expenses and other assets	3,410	4,476
Floorplan notes payable - manufacturer affiliates	(3,126)	15,410
Deferred revenues	(164)	(131)
Net cash provided by operating activities	71,561	116,075
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(95)	(51,110)
Proceeds from disposition of franchises, property and equipment	2,207	13,871
Purchases of property and equipment, including real estate	(46,451)	(33,702)
Other	2,459	(106)
Net cash used in investing activities	(41,880)	(71,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	1,594,371	1,655,942
Repayments on credit facility - floorplan line and other	(1,598,291)	(1,675,613)
Borrowings on credit facility - acquisition line	15,000	40,000
Repayments on credit facility - acquisition line	(15,000)	(40,000)
Principal payments on other debt	(232)	(3,258)
Borrowings on debt related to real estate, net of debt issue costs	—	30,331
Principal payments on debt related to real estate	(6,831)	(5,538)
Employee stock purchase plan purchases, net of employee tax withholdings	(1,030)	(1,243)
Repurchases of common stock, amounts based on settlement date	—	(31,945)
Tax effect from stock-based compensation	—	(53)
Dividends paid	(5,150)	(5,148)
Net cash used in financing activities	(17,163)	(36,525)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	260	841
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,778	9,344
CASH AND CASH EQUIVALENTS, beginning of period	20,992	13,037
CASH AND CASH EQUIVALENTS, end of period	$33,770	$22,381
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable	$7,287	$22,274

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry with business activities in 14 states in the United States of America ("U.S."), 21 towns in the United Kingdom ("U.K.") and four states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the "Company" in these Notes to Consolidated Financial Statements.
The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. As of March 31, 2017, the Company’s U.S. retail network consisted of the following two regions (with the number of dealerships they comprised): (a) the East (36 dealerships in Alabama, Florida, Georgia, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, and South Carolina), and (b) the West (75 dealerships in California, Kansas, Louisiana, Oklahoma, and Texas). The U.S. regional vice presidents report directly to the Company's Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the market directors and dealership general managers that report to them. Further, the East and West Regions of the U.S. are economically similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments. As a result, the Company aggregates the East and West Regions of the U.S. into one reportable segment. In addition, as of March 31, 2017, the Company had two international regions: (a) the U.K. region, which consisted of 31 dealerships in the U.K. and (b) the Brazil region, which consisted of 16 dealerships in Brazil. The operations of the Company's international regions are structured similarly to the U.S. regions, each with a regional vice president reporting directly to the Company's Chief Executive Officer.
The Company's operating results are generally subject to seasonal variations, as well as changes in the economic environment. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. For the U.K., the first and third quarters tend to be stronger, driven by the vehicle license plate change months of March and September. For Brazil, the Company expects higher volumes in the third and fourth calendar quarters. The first quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic conditions, manufacturer incentive programs and changes in current exchange rates may exaggerate seasonal or cause counter-seasonal fluctuations in the Company's revenues and operating income.
Basis of Presentation
The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying unaudited condensed Consolidated Financial Statements. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for any other interim period or for the entire fiscal year. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).
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

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently Adopted Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in the accounting standard replace the lower of cost or market test with a lower of cost and net realizable value test. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2016. The Company adopted ASU 2015-11 during the first quarter of 2017. The adoption of this ASU did not materially impact its consolidated financial statements or results of operations.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment addresses several aspects of the accounting for share-based payment award transactions, including: income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. The amendments in this ASU should be applied prospectively and are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company adopted ASU 2016-09 during the first quarter of 2017. The adoption of this ASU did not materially impact its consolidated financial statements or results of operations.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) that amends the accounting guidance on revenue recognition. The amendments in this ASU are intended to provide a framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2017. The standard can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. To assess the impact of the ASU, the Company established an internal implementation team to review its current accounting policies and practices, identify all material revenue streams, assess the impact of the ASU on its material revenue streams and identify potential differences with current policies and practices. The Company’s internal implementation team has substantially completed its initial review of the likely impacts that the application of the amendments in this ASU will have on its consolidated financial statements. The team has initially identified the Company’s material revenue streams to be the sale of new and used vehicles; arrangement of associated vehicle financing; the sale of service and insurance contracts; the performance of vehicle maintenance and repair services; and the sale of vehicle parts. The team has begun its review of a sample of associated contracts and other related documents, but currently, has not quantified an estimated impact of changes, if any, to its current revenue recognition policies and practices. The Company’s implementation team is in the preliminary stages of evaluating the additional disclosure requirements of the ASU, as well as the change, if any, to the Company’s underlying accounting and financial reporting systems and processes necessary to support the recognition and disclosure requirements. The Company expects to identify and implement the necessary changes, if any, during 2017. At this time, based on this review, the Company does not expect the adoption to materially impact its consolidated financial statements. The Company currently expects to adopt the amendments of this ASU during the first fiscal quarter of 2018, as a cumulative effect adjustment as of the date of adoption, but will not make a final decision on the adoption method until later in 2017.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this ASU relate to the accounting for leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption will have on its consolidated balance sheet and statement of income. However, the Company expects that the adoption of the provisions of the ASU will have a significant impact on its consolidated balance sheet, as currently approximately half of its real estate is rented, not owned, via operating leases. Adoption of this ASU is required to be done using a modified retrospective approach.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force ("EITF"). The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The standard will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU should be applied prospectively and are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements as it will depend on the facts and circumstances of any specific future transactions.
In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. The amendments in this update require the disclosure of the impact that a recently issued ASU will have on the financial statements of a registrant when such standards are to be adopted in a future period. The SEC staff view that a registrant should evaluate ASU's that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASU's on the financial statements when adopted. The Company does not expect the amendments in this ASU to materially impact its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The amendments in this update should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2019. Earlier application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.
2. ACQUISITIONS AND DISPOSITIONS
During the three months ended March 31, 2017, the Company opened one dealership for one awarded franchise in the U.K. and added motorcycles to an existing BMW dealership in Brazil. In addition, during the three months ended March 31, 2017, the Company disposed of two dealerships in Brazil representing two franchises.
During the three months ended March 31, 2016, the Company acquired 12 U.K. dealerships, inclusive of 15 franchises. The purchase price for these dealerships totaled $56.1 million, including the associated real estate and goodwill. Also, included in the purchase price of $56.1 million was $3.9 million of cash received in the acquisition of the dealerships and a payable to the seller as of March 31, 2016 of $1.1 million. The purchase price was allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. In addition, during the three months ended March 31, 2016, the Company disposed of two U.S. dealerships and two dealerships in Brazil. As a result of these U.S. and Brazil dispositions, a net pretax gain of $0.9 million and a net pretax loss of $1.0 million, respectively, including related asset impairments, were recognized for the three months ended March 31, 2016.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES
The periodic interest rates of the Revolving Credit Facility (as defined in Note 8, “Credit Facilities”) and certain variable-rate real estate related borrowings in the U.S. are indexed to the one-month London Inter Bank Offered Rate (“LIBOR”), plus an associated company credit risk rate. In order to minimize the earnings variability related to fluctuations in these periodic interest rates, the Company employs an interest rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable interest rate exposure for a fixed interest rate over terms not to exceed the related variable-rate debt.
The Company presents the fair value of all interest rate derivative instruments on its Consolidated Balance Sheets. The Company measures the fair value of its interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of its derivative instruments. In measuring fair value, the Company utilizes the option-pricing Black-Scholes present value technique for all of its derivative instruments. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The fair value estimate of the interest rate derivative instruments also considers the credit risk of the Company for instruments in a liability position or the counterparty for instruments in an asset position. The credit risk is calculated by using the spread between the one-month LIBOR yield curve and the relevant average 10 and 20-year rate according to Standard and Poor’s. The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the hierarchy framework as described by Accounting Standards Codification ("ASC") 820, Fair Value Measurement.
The related gains or losses on these interest rate derivative instruments are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the Company’s accompanying Consolidated Statements of Operations. All of the Company’s interest rate derivative instruments are designated as cash flow hedges. As of March 31, 2017, all of the Company’s derivative instruments that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for the three months ended March 31, 2017 or 2016, respectively.
The Company held interest rate derivative instruments in effect as of March 31, 2017 of $819.3 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.5%. The Company records the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense. For the three months ended March 31, 2017 and 2016, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.9 million and $2.8 million, respectively. Total floorplan interest expense, inclusive of the aforementioned impact of the Company's interest rate hedges, was $11.9 million and $11.0 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, the Company entered into one interest rate derivative instrument with a notional value of $4.8 million that was immediately effective.
In addition to the $819.3 million of swaps in effect as of March 31, 2017, the Company held 12 additional interest rate derivative instruments with forward start dates between December 2017 and December 2020 and expiration dates between December 2020 and December 2030. The aggregate notional value of these 12 forward-starting swaps was $625.0 million, and the weighted average interest rate is 2.2%. The combination of the interest rate derivative instruments currently in effect and these forward-starting derivative instruments is structured such that the notional value in effect at any given time through December 2030 does not exceed $912.7 million, which is less than the Company's expectation for variable-rate debt outstanding during such period.
As of March 31, 2017 and December 31, 2016, the Company reflected liabilities from interest rate risk management activities of $20.4 million and $24.4 million, respectively, in its Consolidated Balance Sheets. In addition, as of March 31, 2017 and December 31, 2016, the Company reflected $9.7 million and $9.5 million, respectively, of assets from interest rate risk management activities, in Other Assets in the Consolidated Balance Sheets. Included in Accumulated Other Comprehensive

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loss at March 31, 2017 and 2016 were accumulated unrealized losses, net of income taxes, totaling $6.7 million and $28.5 million, respectively, related to these interest rate derivative instruments.
The following table presents the impact during the current and comparative prior year periods for the Company's interest rate derivative instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	2017	2016
	(In thousands)
Interest rate derivative instruments	$390	$(11,141)

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Three Months Ended March 31,
	2017	2016
	(In thousands)
Floorplan interest expense	$(2,948)	$(2,758)
Other interest expense	(681)	(625)
The amount expected to be reclassified out of other comprehensive income (loss) into earnings as additional floorplan interest expense or other interest expense in the next twelve months is $10.8 million.
4. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2014 Long Term Incentive Plan (the "Incentive Plan"), as well as to employees pursuant to its Employee Stock Purchase Plan, as amended (the "Purchase Plan", formerly named the 1998 Employee Stock Purchase Plan).
Long Term Incentive Plan
The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of March 31, 2017, there were 1,088,585 shares available for issuance under the Incentive Plan.
Restricted Stock Awards
Under the Incentive Plan, the Company grants to non-employee directors and certain employees restricted stock awards or, at their election, restricted stock units at no cost to the recipient. Restricted stock awards qualify as participating securities as each award contains non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 5, “Earnings Per Share,” for further details. Restricted stock awards are considered outstanding at the date of grant but are subject to vesting periods upon issuance of up to five years. Restricted stock units are considered vested at the time of issuance. However, since they convey no voting rights, they are not considered outstanding when issued. Restricted stock units settle in cash upon the termination of the grantees’ employment or directorship. In the event an employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. The Company issues new shares or treasury shares, if available, when restricted stock vests. Compensation expense for restricted stock awards is calculated based on the market price of the Company’s common stock at the date of grant and recognized over the requisite service period. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the restricted stock awards as of March 31, 2017, along with the changes during the three months then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	850,422	$67.25
Granted	166,339	78.57
Vested	(183,164)	68.38
Forfeited	(68,678)	68.34
Nonvested at March 31, 2017	764,919	$69.36
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of March 31, 2017, there were 1,232,389 shares available for issuance under the Purchase Plan. During the three months ended March 31, 2017 and 2016, the Company issued 30,154 and 40,877 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company's Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
The weighted average per share fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $18.66 and $15.61 for the three months ended March 31, 2017 and 2016, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $6.1 million and $5.5 million for the three months ended March 31, 2017 and 2016, respectively. Cash received from Purchase Plan purchases was $1.9 million and $2.0 million for the three months ended March 31, 2017 and 2016, respectively.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. EARNINGS PER SHARE
The two-class method is utilized for the computation of the Company's earnings per share (“EPS”). The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents. The Company’s restricted stock awards are participating securities. Income allocated to these participating securities is excluded from net earnings available to common shares, as shown in the table below. Basic EPS is computed by dividing net income available to basic common shares by the weighted average number of basic common shares outstanding during the period. Diluted EPS is computed by dividing net income available to diluted common shares by the weighted average number of dilutive common shares outstanding during the period.
The following table sets forth the calculation of EPS for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	20,692	22,448
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	6	5
Weighted average dilutive common shares outstanding	20,698	22,453
Basic:
Net Income	$33,939	$34,291
Less: Earnings allocated to participating securities	1,250	1,348
Earnings available to basic common shares	$32,689	$32,943
Basic earnings per common share	$1.58	$1.47
Diluted:
Net Income	$33,939	$34,291
Less: Earnings allocated to participating securities	1,250	1,348
Earnings available to diluted common shares	$32,689	$32,943
Diluted earnings per common share	$1.58	$1.47
6. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The Company's effective income tax rate of 33.7% for the three months ended March 31, 2017 was less than the U.S. federal statutory rate of 35.0%, due primarily to a portion of the Company's pretax income being generated in the U.K. region, which is taxed at a lower statutory rate, and excess tax deductions for vested restricted stock resulting from the adoption of ASU 2016-09 during the three months ended March 31, 2017. This was partially offset by taxes provided for in U.S. state jurisdictions and valuation allowances provided for net operating losses and other deferred tax assets in certain U.S states and in Brazil.
For the three months ended March 31, 2017, the Company's effective tax rate decreased to 33.7% as compared to 36.6% for the same period in 2016. This decrease was primarily due to the mix effect resulting from proportionately more pretax income generated in the Company's U.K. region, as well as changes to valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil, the tax impact of dealership dispositions in Brazil and excess tax deductions for vested restricted stock resulting from the adoption of ASU 2016-09 during the three months ended March 31, 2017.
As of March 31, 2017 and December 31, 2016, the Company had no unrecognized tax benefits with respect to uncertain tax positions and did not incur any interest and penalties nor did it accrue any interest for the three months ended March 31, 2017. When applicable, consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company's taxable years 2015 and subsequent remain open in the U.K., and taxable years 2011 and subsequent remain open in Brazil.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$85,274	$95,754
Parts and service receivables	34,881	35,318
Finance and insurance receivables	19,467	24,866
Other	15,538	20,322
Total accounts and notes receivable	155,160	176,260
Less allowance for doubtful accounts	2,366	2,896
Accounts and notes receivable, net	$152,794	$173,364
Inventories consisted of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
	(In thousands)
New vehicles	$1,239,905	$1,156,383
Used vehicles	293,647	294,812
Rental vehicles	127,109	131,080
Parts, accessories and other	77,265	77,762
Total inventories	1,737,926	1,660,037
Less lower of cost or net realizable value	8,401	8,222
Inventories, net	$1,729,525	$1,651,815
New, used and rental vehicles are valued at the lower of specific cost or net realizable value and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost (determined on either a first-in, first-out or an average cost basis) or net realizable value.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment consisted of the following:

	Estimated Useful Lives in Years	March 31, 2017	December 31, 2016
	(unaudited)
		(dollars in thousands)
Land	—	$409,022	$400,163
Buildings	25 to 50	559,733	553,961
Leasehold improvements	varies	168,101	170,060
Machinery and equipment	7 to 20	104,156	100,164
Furniture and fixtures	3 to 10	90,503	87,691
Company vehicles	3 to 5	11,904	11,632
Construction in progress	—	86,190	66,658
Total		1,429,609	1,390,329
Less accumulated depreciation		277,214	264,446
Property and equipment, net		$1,152,395	$1,125,883
During the three months ended March 31, 2017, the Company incurred $27.6 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities, excluding $15.9 million of capital expenditures accrued as of December 31, 2016. As of March 31, 2017, the Company had accrued $7.3 million of capital expenditures. In addition, the Company purchased real estate (including land and buildings) during the three months ended March 31, 2017 associated with existing dealership operations totaling $10.3 million.
8. CREDIT FACILITIES
In the U.S., the Company has a $1.8 billion revolving syndicated credit arrangement that matures on June 17, 2021 and is comprised of 24 financial institutions, including six manufacturer-affiliated finance companies (“Revolving Credit Facility”). The Company also has a $300.0 million floorplan financing arrangement (“FMCC Facility”) with Ford Motor Credit Company (“FMCC”) for financing of new Ford vehicles in the U.S. and other floorplan financing arrangements with several other automobile manufacturers for financing of a portion of its U.S. rental vehicle inventory. In the U.K., the Company has financing arrangements with BMW Financial Services NA, LLC ("BMWFS"), Volkswagen Finance, FMCC and a third-party financial institution for financing of its new, used and rental vehicles. In Brazil, the Company has financing arrangements for new, used, and rental vehicles with several financial institutions, most of which are manufacturer affiliated. Within the Company's Consolidated Balance Sheets, Floorplan notes payable - credit facility and other primarily reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts related to the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of a portion of the Company's rental vehicles in the U.S., as well as the financing of new, used, and rental vehicles with manufacturer affiliates in both the U.K. and Brazil. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities.
Revolving Credit Facility
The Company's Revolving Credit Facility provides a total borrowing capacity of $1.8 billion and expires on June 17, 2021. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.75 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $360.0 million and a minimum of $50.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.8 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or British pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $2.1 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the LIBOR plus 125 basis points for new vehicle inventory and the LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points, depending on the Company's total adjusted leverage ratio, for borrowings in U.S. dollars and a LIBOR equivalent plus 125 to 250 basis points, depending on the Company's total adjusted leverage ratio, on borrowings in euros or British pound sterling. The Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line also requires a commitment fee ranging from 0.20% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $5.1 million of related unamortized costs as of March 31, 2017, which are included in Prepaid expenses and other current assets and Other Assets on the accompanying Consolidated Balance Sheets and amortized over the term of the facility.
After considering the outstanding balance of $1,066.6 million at March 31, 2017, the Company had $373.4 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $373.4 million available borrowings under the Floorplan Line was $97.1 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 2.2% and 2.0% as of March 31, 2017 and December 31, 2016, respectively, excluding the impact of the Company’s interest rate derivative instruments. With regards to the Acquisition Line, there were no borrowings outstanding as of March 31, 2017 and December 31, 2016. After considering $29.3 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $330.7 million of available borrowing capacity under the Acquisition Line as of March 31, 2017. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company's U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things,

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $208.5 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on April 1, 2014 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock after June 2, 2014 and ending on the date of determination less (c) cash dividends and share repurchases after June 2, 2014 (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of March 31, 2017, the Credit Facility Restricted Payment Basket totaled $142.7 million. The Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility as of March 31, 2017.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory in the U.S., including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days' notice by either party. As of March 31, 2017, the Company had an outstanding balance of $162.3 million under the FMCC Facility with an available floorplan borrowing capacity of $137.7 million. Included in the $137.7 million available borrowings under the FMCC Facility was $26.8 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.50% before considering the applicable incentives as of March 31, 2017.
Other Credit Facilities
The Company has credit facilities with BMWFS, Volkswagen Finance, FMCC and a third-party financial institution for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of March 31, 2017, borrowings outstanding under these facilities totaled $91.5 million, with annual interest rates ranging from 1.25% to 3.95%.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazilian operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of March 31, 2017, borrowings outstanding under these facilities totaled $15.4 million, with annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, ranging from 16.66% to 23.14%.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time. As of March 31, 2017, borrowings outstanding under these rental vehicle facilities totaled $103.0 million, with interest rates that vary up to 5.50%.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts and capitalized debt issuance costs. Long-term debt consisted of the following:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
5.00% Senior Notes (aggregate principal of $550,000 at March 31, 2017 and December 31, 2016)	$540,858	$540,465
5.25% Senior Notes (aggregate principal of $300,000 at March 31, 2017 and December 31, 2016)	295,729	295,591
Real Estate Related and Other Long-Term Debt	380,393	385,358
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 9.8% and 9.9%, respectively	46,629	47,613
	1,263,609	1,269,027
Less current maturities of long-term debt	38,891	56,218
	$1,224,718	$1,212,809
Included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets as of March 31, 2017, and December 31, 2016, was $7.4 million and $16.2 million, respectively, of short-term financing that was due within one year.
5.00% Senior Notes
On June 2, 2014, the Company issued $350.0 million aggregate principal amount of its 5.00% senior notes due 2022("5.00% Notes"). Subsequently, on September 9, 2014, the Company issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes will mature on June 1, 2022 and pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. Using proceeds of certain equity offerings, the Company may redeem up to 35% of the 5.00% Notes prior to June 1, 2017, subject to certain conditions, at a redemption price equal to 105% of principal amount of the 5.00% Notes plus accrued and unpaid interest. Otherwise, the Company may redeem some or all of the 5.00% Notes prior to June 1, 2017 at a redemption price equal to 100% of the principal amount of the 5.00% Notes redeemed, plus an applicable premium, and plus accrued and unpaid interest. On or after June 1, 2017, the Company may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. The Company may be required to purchase the 5.00% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of the Company's existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt. The 5.00% Notes are guaranteed by substantially all of the Company's U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company's U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of its non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.00% Notes is the same as under the Credit Facility Restricted Payment Basket. The 5.00% Notes were registered with the Securities and Exchange Commission in June 2015. The 5.00% Notes are presented net of unamortized underwriters' fees, discount and debt issuance costs, which are being amortized over a period of eight years in conjunction with the term of the 5.00% Notes, of $9.1 million as of March 31, 2017.
5.25% Senior Notes
On December 8, 2015, the Company issued 5.25% senior unsecured notes with a face amount of $300.0 million due to mature on December 15, 2023 (“5.25% Notes”). The 5.25% Notes pay interest semiannually, in arrears, in cash on each June 15 and December 15, beginning June 15, 2016. Using proceeds of certain equity offerings, the Company may redeem up to 35% of the 5.25% Notes prior to December 15, 2018, subject to certain conditions, at a redemption price equal to 105% of principal amount of the 5.25% Notes plus accrued and unpaid interest. Otherwise, the Company may redeem some or all of the 5.25% Notes prior to December 15, 2018 at a redemption price equal to 100% of the principal amount of the 5.25% Notes redeemed, plus an applicable make-whole premium, and plus accrued and unpaid interest. On or after December 15, 2018, the Company may redeem some or all of the 5.25% Notes at specified prices, plus accrued and unpaid interest. The Company may be required to purchase the 5.25% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.25% Notes indenture. The 5.25% Notes are senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt. The 5.25% Notes are guaranteed by substantially all of the Company’s U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company’s U.S. subsidiary guarantor’s existing and future subordinated debt. In

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

addition, the 5.25% Notes are structurally subordinated to the liabilities of its non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.25% Notes is the same as under the Credit Facility Restricted Payment Basket. The 5.25% Notes are presented net of unamortized underwriters' fees and debt issuance costs, which are being amortized over a period of eight years in conjunction with the term of the 5.25% Notes, of $4.3 million as of March 31, 2017.
Acquisition Line
See Note 8, "Credit Facilities," for further discussion on the Company's Revolving Credit Facility and Acquisition Line.
Real Estate Related and Other Long-Term Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with three of its manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), BMWFS and FMCC, as well as several third-party financial institutions. These mortgage loans may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by the Company. Each mortgage loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the loans. The mortgage loans bear interest at fixed rates between 3.00% and 4.69%, and at variable indexed rates plus a spread between 1.50% and 2.50% per annum. The Company capitalized $2.8 million of related debt issuance costs related to the mortgage loans that are included as a direct reduction to the mortgage loans on the accompanying Consolidated Balance Sheets and are being amortized over the terms of the mortgage loans. As of March 31, 2017, $0.7 million remained unamortized. The mortgage loans consist of 55 term loans for an aggregate principal amount of $363.7 million. As of March 31, 2017, borrowings outstanding under these notes totaled $317.4 million, with $29.1 million classified as a current maturity of long-term debt. For the three months ended March 31, 2017, the Company made no additional net borrowings and made principal payments of $4.6 million. The agreements provide for monthly payments based on 15 or 20-year amortization schedules and mature between November 2017 and December 2024. These mortgage loans are cross-collateralized and cross-defaulted with the mortgages of each respective financial institution.
The Company has entered into 13 separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are denominated in British pound sterling and are being repaid in monthly installments that will mature by September 2034. As of March 31, 2017, borrowings under the U.K. Notes totaled $49.9 million, with $4.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the three months ended March 31, 2017, the Company made no additional borrowings and made principal payments of $1.1 million associated with the U.K. Notes.
The Company also has a revolving working capital loan agreement with a third-party financial institution in the U.K. As of March 31, 2017, short-term borrowings under the U.K. third-party loan totaled $7.4 million and are included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets. For the three months ended March 31, 2017, the Company made no additional borrowings or principal payments.
The Company has a separate term mortgage loan in Brazil with a third-party financial institution (the "Brazil Note"). The Brazil Note is denominated in Brazilian real and is secured by one of the Company’s Brazilian properties, as well as a guarantee from the Company. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of March 31, 2017, borrowings under the Brazil Note totaled $3.8 million, with $0.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the three months ended March 31, 2017, the Company made no additional borrowings and made principal payments of $0.1 million associated with the Brazil Note.
The Company also has a working capital loan agreement with a third-party financial institution in Brazil. The principal balance on this loan is due by February 2020 with interest only payments being made quarterly until the due date. As of March 31, 2017, borrowings outstanding under the Brazilian third-party loan totaled $7.0 million, which are classified as long-term debt in the accompanying Consolidated Balance Sheets. For the three months ended March 31, 2017, the Company made no additional borrowings.
Fair Value of Long-Term Debt
The Company's outstanding 5.00% Notes had a fair value of $559.5 million and $548.4 million as of March 31, 2017 and December 31, 2016, respectively. The Company's outstanding 5.25% Notes had a fair value of $303.8 million and $297.8 million as of March 31, 2017 and December 31, 2016, respectively. The Company's fixed interest rate borrowings included in real estate related and other long-term debt totaled $92.1 million and $93.9 million as of March 31, 2017 and December 31, 2016, respectively. The fair value of such fixed interest rate borrowings was $92.5 million and $94.5 million as of March 31, 2017 and December 31, 2016, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2017 and December 31, 2016. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
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
The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt and interest rate derivative instruments. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments and/or the existence of variable interest rates. The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified demand obligations, interest rate derivative instruments, and investment balances in certain financial institutions as having met such criteria.
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
Assets and liabilities recorded at fair value, within Level 2 of the hierarchy framework, in the accompanying balance sheets as of March 31, 2017 and December 31, 2016, respectively, were as follows:

	As of March 31, 2017	As of December 31, 2016
	(In thousands)
Assets:
Investments	$910	$3,254
Demand obligations	13	12
Interest rate derivative financial instruments	$9,684	$9,484
Total	$10,607	$12,750
Liabilities:
Interest rate derivative financial instruments	$20,360	$24,411
Total	$20,360	$24,411

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
Legal Proceedings
In late June 2016, Volkswagen agreed to pay up to an aggregate of $14.7 billion to settle claims stemming from the diesel emissions scandal, including claims from customers and automotive dealers. In October 2016, the Company received notification from Volkswagen that it is entitled to receive, in the aggregate, approximately $13.2 million in connection with the Company's current and prior ownership of seven Volkswagen dealerships in the U.S. The Company accepted and executed the offer in the fourth quarter of 2016 and received half of the compensation in a lump sum amount in January 2017. The Company had received two of the remaining 18 monthly installments as of March 31, 2017. The Company recognized the entire settlement as an offset to Selling, General and Administrative Expenses ("SG&A") in the Consolidated Statements of Operations for the year ended December 31, 2016. Also, in conjunction with the Volkswagen diesel emissions scandal, Volkswagen agreed in March 2017 to settle allegations of damages by the Company relative to its three Audi branded dealerships. The Company recognized the settlement as an offset to SG&A in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2017.
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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships and continue to be primarily obligated on the lease. In these situations, the Company’s subsidiaries retain primary responsibility for the performance of certain obligations under such leases. To the extent that the Company remains primarily responsible under such leases, a quantification of such lease obligations is included in the Company's disclosure of future minimum lease payments for non-cancelable operating leases in Note 18, Operating Leases to "Item 8. Financial Statements and Supplementary Data" of the 2016 Form 10-K.
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

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2016	$260,534	$17,337	$7,005	$284,876
Currency translation	—	200	235	435
BALANCE, March 31, 2017	$260,534	$17,537	$7,240	$285,311

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2016	$805,935	$57,054	$13,774	$876,763	(1)
Additions through acquisitions	—	—	95	95
Disposals	—	—	(933)	(933)
Currency translation	—	659	462	1,121
Tax adjustments	(6)	—	—	(6)
BALANCE, March 31, 2017	$805,929	$57,713	$13,398	$877,040	(1)
(1) Net of accumulated impairment of $97.8 million.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31, 2017
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2016	$(137,613)	$(9,331)	$(146,944)
Other comprehensive income (loss) before reclassifications:
Pre-tax	4,137	624	4,761
Tax effect	—	(234)	(234)
Amounts reclassified from accumulated other comprehensive income to:
Floorplan interest expense	—	2,948	2,948
Other interest expense	—	681	681
Tax effect	—	(1,361)	(1,361)
Net current period other comprehensive income	4,137	2,658	6,795
Balance, March 31, 2017	$(133,476)	$(6,673)	$(140,149)

	Three Months Ended March 31, 2016
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2015	$(118,532)	$(19,452)	$(137,984)
Other comprehensive income (loss) before reclassifications:
Pre-tax	2,155	(17,826)	(15,671)
Tax effect	—	6,685	6,685
Amounts reclassified from accumulated other comprehensive loss to:
Floorplan interest expense	—	2,758	2,758
Other interest expense	—	625	625
Tax effect	—	(1,269)	(1,269)
Net current period other comprehensive income (loss)	2,155	(9,027)	(6,872)
Balance, March 31, 2016	$(116,377)	$(28,479)	$(144,856)

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. SEGMENT INFORMATION
As of March 31, 2017, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segments and therefore the corporate financial results are included within the U.S. reportable segment.
Reportable segment revenue, income (loss) before income taxes, (provision) benefit for income taxes and net income (loss) were as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total revenues	$1,967,719	$450,327	$100,783	$2,518,829
Income before income taxes	45,606	5,381	209	51,196
Provision for income taxes	(16,347)	(870)	(40)	(17,257)
Net income (1)	29,259	4,511	169	33,939
(1) Includes the following, after tax: gain on legal settlement with an OEM of $1.1 million in the U.S.

	Three Months Ended March 31, 2016
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total revenues	$2,081,632	$431,896	$94,827	$2,608,355
Income (loss) before income taxes	50,204	5,520	(1,622)	54,102
(Provision) benefit for income taxes	(18,830)	(1,170)	189	(19,811)
Net income (loss) (1)	31,374	4,350	(1,433)	34,291
(1) Includes the following, after tax: loss due to catastrophic events of $1.7 million in the U.S.
Reportable segment total assets as of March 31, 2017 and December 31, 2016, were as follows:

	As of March 31, 2017
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,867,151	$496,158	$126,054	$4,489,363

	As of December 31, 2016
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,855,701	$482,937	$123,265	$4,461,903

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes), guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities had they operated on a stand-alone basis. In accordance with Rule 3-10 of Regulation S-X, condensed consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under the 5.00% Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100%-owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X). There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$5,676	$28,094	$—	$33,770
Contracts-in-transit and vehicle receivables, net	—	159,067	54,705	—	213,772
Accounts and notes receivable, net	—	116,180	36,614	—	152,794
Intercompany accounts receivable	—	10,696	—	(10,696)	—
Inventories, net	—	1,487,326	242,199	—	1,729,525
Prepaid expenses and other current assets	422	6,541	16,253	—	23,216
Total current assets	422	1,785,486	377,865	(10,696)	2,153,077
PROPERTY AND EQUIPMENT, net	—	1,013,927	138,468	—	1,152,395
GOODWILL	—	805,930	71,110	—	877,040
INTANGIBLE FRANCHISE RIGHTS	—	260,534	24,777	—	285,311
INVESTMENT IN SUBSIDIARIES	2,744,837	—	—	(2,744,837)	—
OTHER ASSETS	—	16,481	5,059	—	21,540
Total assets	$2,745,259	$3,882,358	$617,279	$(2,755,533)	$4,489,363

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,163,756	$6,627	$—	$1,170,383
Offset account related to floorplan notes payable - credit facility	—	(97,149)	—	—	(97,149)
Floorplan notes payable — manufacturer affiliates	—	292,075	100,313	—	392,388
Offset account related to floorplan notes payable - manufacturer affiliates	—	(26,750)	—	—	(26,750)
Current maturities of long-term debt and short-term financing	—	34,021	12,319	—	46,340
Current liabilities from interest rate risk management activities	—	2,597	—	—	2,597
Accounts payable	—	182,035	165,711	—	347,746
Intercompany accounts payable	800,296	—	10,696	(810,992)	—
Accrued expenses	—	161,280	24,440	—	185,720
Total current liabilities	800,296	1,711,865	320,106	(810,992)	2,021,275
LONG-TERM DEBT, net of current maturities	836,587	329,494	58,637	—	1,224,718
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	17,762	—	—	17,762
DEFERRED INCOME TAXES AND OTHER LIABILITIES	(735)	251,719	5,664	—	256,648
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,109,111	2,371,814	232,872	(2,744,837)	968,960
Intercompany note receivable	—	(800,296)	—	800,296	—
Total stockholders’ equity	1,109,111	1,571,518	232,872	(1,944,541)	968,960
Total liabilities and stockholders’ equity	$2,745,259	$3,882,358	$617,279	$(2,755,533)	$4,489,363

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

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$1,967,718	$551,111	$—	$2,518,829
COST OF SALES:	—	1,647,123	488,184	—	2,135,307
GROSS PROFIT	—	320,595	62,927	—	383,522
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,966	232,611	55,202	—	289,779
DEPRECIATION AND AMORTIZATION EXPENSE	—	11,567	2,039	—	13,606
INCOME (LOSS) FROM OPERATIONS	(1,966)	76,417	5,686	—	80,137
OTHER EXPENSE:
Floorplan interest expense	—	(10,878)	(1,064)	—	(11,942)
Other interest expense, net	—	(16,274)	(725)	—	(16,999)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(1,966)	49,265	3,897	—	51,196
BENEFIT (PROVISION) FOR INCOME TAXES	737	(17,084)	(910)	—	(17,257)
EQUITY IN EARNINGS OF SUBSIDIARIES	35,167	—	—	(35,167)	—
NET INCOME (LOSS)	$33,938	$32,181	$2,987	$(35,167)	$33,939
COMPREHENSIVE INCOME	—	2,658	4,137	—	6,795
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$33,938	$34,839	$7,124	$(35,167)	$40,734

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$2,081,633	$526,722	$—	$2,608,355
COST OF SALES:	—	1,748,923	470,331	—	2,219,254
GROSS PROFIT	—	332,710	56,391	—	389,101
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,203	243,014	49,447	—	293,664
DEPRECIATION AND AMORTIZATION EXPENSE	—	10,596	1,868	—	12,464
ASSET IMPAIRMENTS	—	509	423	—	932
INCOME (LOSS) FROM OPERATIONS	(1,203)	78,591	4,653	—	82,041
OTHER EXPENSE:
Floorplan interest expense	—	(10,048)	(962)	—	(11,010)
Other interest expense, net	—	(16,052)	(877)	—	(16,929)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(1,203)	52,491	2,814	—	54,102
BENEFIT (PROVISION) FOR INCOME TAXES	450	(19,281)	(980)	—	(19,811)
EQUITY IN EARNINGS OF SUBSIDIARIES	35,044	—	—	(35,044)	—
NET INCOME (LOSS)	$34,291	$33,210	$1,834	$(35,044)	$34,291
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	—	(9,027)	2,155	—	(6,872)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$34,291	$24,183	$3,989	$(35,044)	$27,419

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$33,939	$23,409	$14,213	$71,561
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	—	(95)	(95)
Proceeds from disposition of franchises, property and equipment	—	181	2,026	2,207
Purchases of property and equipment, including real estate	—	(43,091)	(3,360)	(46,451)
Other	—	2,459	—	2,459
Net cash used in investing activities	—	(40,451)	(1,429)	(41,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	1,580,590	13,781	1,594,371
Repayments on credit facility - floorplan line and other	—	(1,586,075)	(12,216)	(1,598,291)
Borrowings on credit facility - acquisition line	15,000	—	—	15,000
Repayments on credit facility - acquisition line	(15,000)	—	—	(15,000)
Principal payments on other debt	—	(232)	—	(232)
Principal payments on debt related to real estate	—	(5,589)	(1,242)	(6,831)
Employee stock purchase plan purchases, net of employee tax withholdings	(1,030)	—	—	(1,030)
Dividends paid	(5,150)	—	—	(5,150)
Borrowings (repayments) with subsidiaries	(70,250)	68,483	1,767	—
Investment in subsidiaries	42,491	(42,498)	7	—
Net cash provided by (used in) financing activities	(33,939)	14,679	2,097	(17,163)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	260	260
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(2,363)	15,141	12,778
CASH AND CASH EQUIVALENTS, beginning of period	—	8,039	12,953	20,992
CASH AND CASH EQUIVALENTS, end of period	$—	$5,676	$28,094	$33,770

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$34,292	$85,665	$(3,882)	$116,075
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	—	(51,110)	(51,110)
Proceeds from disposition of franchises, property and equipment	—	12,681	1,190	13,871
Purchases of property and equipment, including real estate	—	(29,121)	(4,581)	(33,702)
Other	—	(255)	149	(106)
Net cash used in investing activities	—	(16,695)	(54,352)	(71,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	1,648,527	7,415	1,655,942
Repayments on credit facility - floorplan line and other	—	(1,666,103)	(9,510)	(1,675,613)
Borrowings on credit facility - acquisition line	40,000	—	—	40,000
Repayments on credit facility - acquisition line	(40,000)	—	—	(40,000)
Principal payments on other debt	—	(230)	(3,028)	(3,258)
Borrowings on debt related to real estate, net of debt issue costs	—	30,331	—	30,331
Principal payments on debt related to real estate	—	(4,325)	(1,213)	(5,538)
Employee stock purchase plan purchases, net of employee tax withholdings	(1,243)	—	—	(1,243)
Repurchases of common stock, amounts based on settlement date	(31,945)	—	—	(31,945)
Tax effect from stock-based compensation	—	(53)	—	(53)
Dividends paid	(5,148)	—	—	(5,148)
Borrowings (repayments) with subsidiaries	150,983	(152,665)	1,682	—
Investment in subsidiaries	(146,939)	74,576	72,363	—
Net cash (used in) provided by financing activities	(34,292)	(69,942)	67,709	(36,525)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	841	841
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(972)	10,316	9,344
CASH AND CASH EQUIVALENTS, beginning of period	—	6,338	6,699	13,037
CASH AND CASH EQUIVALENTS, end of period	$—	$5,366	$17,015	$22,381

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements may appear throughout this report including, but not limited to, the following sections: "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk." This information includes statements regarding our strategy, plans, goals or current expectations with respect to, among other things:
•our future operating performance;
•our ability to maintain or improve our margins;
•operating cash flows and availability of capital;
•the completion of future acquisitions and divestitures;
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
•availability of financing for inventory, working capital, real estate and capital expenditures; and
•implementation of international and domestic trade tariffs
Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” "intend," “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ from those in the forward-looking statements for a number of reasons, including:
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K"), as well as "Management's Discussion and Analysis" and "Quantitative and Qualitative Disclosures About Market Risk."
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
In addition, management evaluates our results of operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our underlying business and results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our current period reported results for entities reporting in currencies other than United States dollars using comparative period exchange rates rather than the actual exchange rates in effect during the respective periods. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.
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
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are aligned into four geographic regions: the East and West Regions in the United States ("U.S."), the United Kingdom ("U.K.") Region and the Brazil Region. Our U.S. regional vice presidents report directly to our Chief Executive Officer and are responsible for the overall performance of their regions, as well as for overseeing the dealership operations management that report to them. Further, the East and West Regions of the U.S. are economically similar in that they deliver the same products and services to a common customer group, their customers are generally individuals, they follow the same procedures and methods in managing their operations, and they operate in similar regulatory environments. As a result, we aggregate the East and West Regions of the U.S. into one reportable segment. The operations of our international regions are structured similarly to the U.S. regions, each with a regional vice president reporting directly to our Chief Executive Officer. As such, our three reportable segments are the U.S., which includes the activities of our corporate office, the U.K. and Brazil.
As of March 31, 2017, we owned and operated 209 franchises, representing 30 brands of automobiles, at 158 dealership locations and 45 collision centers worldwide. We own 146 franchises at 111 dealerships and 29 collision centers in the U.S., 42 franchises at 31 dealerships and nine collision centers in the U.K., and 21 franchises at 16 dealerships and seven collision centers in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, Oklahoma, South Carolina and Texas in the U.S., in 21 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo, Parana, Mato Grosso do Sul and Santa Catarina in Brazil.
Outlook
During the three months ended March 31, 2017, industry new vehicle registrations in the U.S. declined 1.4% as compared to the same period a year ago. In response, and particularly given the headwinds we are experiencing in most of our energy-dependent markets, we are focused on opportunities to enhance our operating results by: (a) improving our new and used vehicle gross profit per unit sold; (b) continuing to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; (c) investing capital where necessary to support our anticipated growth, particularly in our parts and service business; and (d) further leveraging our revenue and gross profit growth through the continued implementation of cost efficiencies.

In terms of GDP, the U.K. economy represents the fifth largest economy in the world. Industry new vehicle registrations in the U.K. increased 6.2% in the three months ended March 31, 2017, as compared to the same period a year ago. The majority vote in favor of the Referendum of the United Kingdom’s Membership of the European Union (E.U.) (referred to as Brexit), advising for the exit of the U.K. from the European Union, created much uncertainty in the U.K., as well as the global markets. The U.K. industry's new vehicle sales experienced more volatility than normal following the Brexit vote. We expect industry sales to remain volatile in the near future and potentially down in 2017. In addition, the announcement of Brexit initially caused significant exchange rate fluctuations that resulted in the weakening of the British pound sterling, in which we conduct business in the U.K., against the U.S. dollar and other global currencies. The weakening of the British pound sterling has and may continue to adversely affect our results of operations as reported under U.S. GAAP, as well as have a negative impact on the pricing and affordability of the vehicles in the U.K. Volatility in exchange rates is expected to continue in the short term.
In terms of GDP, the Brazilian economy represents the ninth largest economy in the world. At present, the Brazilian economy is in recession and is facing many challenges, resulting in declines in the retail automotive industry's new vehicle registrations of 25.6%, 19.8% and 1.1% for the full year of 2015, the full year of 2016 and the three months ended March 31, 2017, respectively, as compared to the same prior year period. We expect macro-economic conditions in Brazil to remain challenged in the near term and automobile industry sales in 2017 to be about equal to 2016 levels. Longer term, we expect improvements in industry sales volumes and are utilizing a strategy of aligning with growing brands. We expect that the net impact to our profitability of this adjustment to our portfolio will be positive.
We expect that our consolidated operations will continue to consistently generate positive cash flow in the future and we are focused on maximizing the return that we generate from our invested capital, as well as positioning our balance sheet to take advantage of investment opportunities as they arise. Our capital allocation strategy is dynamic and dependent on a variety of market conditions and, as such, we will continue to monitor the relative value of dealership acquisitions, share repurchases and shareholder dividends in the future. However, we remain committed to our growth-by-acquisition strategy and, over the long term, we believe that significant opportunities exist to enhance our portfolio with dealership acquisitions in the U.S., U.K. and Brazil that provide satisfactory returns on our investment. We will continue to pursue dealership investment opportunities that we believe will add value for our stockholders.
We continue to closely scrutinize all planned future capital spending and work closely with our manufacturer partners to make prudent capital investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that our capital spending for the year of 2017 will be less than $130.0 million.
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
In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our U.S. revenues and operating income are typically lower in the first and fourth calendar quarters and higher in the second and third quarters. For the U.K., the first and third quarters tend to be stronger, driven by the vehicle license plate change months of March and September. For Brazil, we expect higher volumes in the third and fourth quarters. The first quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic conditions, manufacturer incentive programs and changes in currency exchange rates, may exaggerate seasonal or cause counter-seasonal fluctuations in our reported consolidated revenues and consolidated operating income.
Our operating results as reported on a U.S. GAAP basis for the three months ended March 31, 2017 include a non-core pre-tax gain of $1.8 million ($1.1 million on an after-tax basis) associated with a legal settlement with an Original Equipment Manufacturer ("OEM"). On a comparable basis, our operating results as reported on a U.S. GAAP basis for the three months ended March 31, 2016 were negatively impacted by the following non-core items: $2.7 million of losses related to catastrophic events on a pre-tax basis ($1.7 million on an after-tax basis), $0.6 million of acquisition costs on a pre-tax basis ($0.6 million on an after-tax basis), $0.5 million of non-cash impairment charges on a pre-tax basis ($0.3 million on an after-tax basis) and $0.1 million of net gains related to real estate and dealership transactions on a pre-tax basis ($0.2 million of net losses on an after-tax basis). These non-core items have been excluded from our U.S. GAAP results in the following discussion of "adjusted" results. Please see "Non-GAAP Financial Measures" for further explanation and reconciliation of the U.S. GAAP and non-GAAP data.
For the three months ended March 31, 2017, our revenues decreased 3.4% from 2016 levels to $2.5 billion, reflecting a 5.5% decrease in the U.S., partially offset by increases of 4.3% and 6.3% in the U.K. and Brazil, respectively. In the U.S., a 7.5% decline in new vehicle retail revenues and a 4.8% decline in finance and insurance revenues was partially offset by a 2.9% improvement in parts and service revenues. In the U.K., we generated revenue improvement in each of our lines of business partially offset by the impact of a weaker British pound sterling. For Brazil, the 6.3% increase in total revenues is primarily explained by growth in our used vehicle retail revenues and the favorable change in exchange rates between periods.
Total gross profit decreased $5.6 million, or 1.4%, to $383.5 million for the first quarter of 2017 from the prior year period. In the U.S., total gross profit decreased 3.6%, as a 1.3% improvement in our parts and service business was more than offset by declines of 12.7%, 5.4% and 4.8% in our used vehicle retail, new vehicle retail and finance and insurance businesses, respectively. In the U.K., we realized a 7.6% increase in total gross profit, primarily explained by a 15.1% increase in parts and service, supplemented by improvements in our new and used vehicle retail, as well as finance and insurance business lines partially offset by an unfavorable change in exchange rates between periods. In Brazil, we realized a 31.0% increase in total gross profit, which was more than explained by increases of 207.3%, 48.1% and 28.1% in our used vehicle retail, finance and insurance and parts and service businesses and the favorable change in exchange rates between periods.
Selling, General and Administrative expenses ("SG&A") declined 1.3% to $289.8 million in the first quarter of 2017, as compared to the prior year period, primarily as a result of a 3.9% decrease in the U.S., offset by 14.4% and 11.2% increases in Brazil and U.K. The increase in our SG&A in Brazil is more than explained by fluctuations in exchange rates, as on a constant currency basis, SG&A was down 7.9% compared to 2016. On an adjusted basis, total SG&A rose 0.2% for the three months ended March 31, 2017.
For the three months ended March 31, 2017, net income decreased 1.0% to $33.9 million, while diluted income per share increased 7.5% to $1.58, as compared to the three months ended March 31, 2016. The increase in diluted net income per share is more than explained by the 7.8% decline in weighted average dilutive common shares outstanding. The decrease in weighted average dilutive common shares outstanding was primarily the result of the repurchase of 1,706,349 shares of our common stock over the last twelve months. On an adjusted basis for the three months ended March 31, 2017, net income decreased 11.5% to $32.8 million, and diluted income per share decreased 3.8% to $1.53 as compared to the three months ended March 31, 2016. For the three months ended March 31, 2017 and 2016, our adjusted net cash provided by operations was $106.4 million and $98.6 million, respectively.

Key Performance Indicators
Consolidated Statistical Data
The following table highlights certain of the key performance indicators we use to manage our business.

	Three Months Ended March 31,
	2017	2016
Unit Sales
Retail Sales
New Vehicle	38,290	40,781
Used Vehicle	31,566	32,791
Total Retail Sales	69,856	73,572
Wholesale Sales	14,529	14,366
Total Vehicle Sales	84,385	87,938
Gross Margin
New Vehicle Retail Sales	5.2%	5.1%
Total Used Vehicle Sales	5.9%	6.4%
Parts and Service Sales	53.9%	54.0%
Total Gross Margin	15.2%	14.9%
SG&A (1) as a % of Gross Profit	75.6%	75.5%
Adjusted SG&A (1) as a % of Gross Profit (2)	76.0%	74.8%
Operating Margin	3.2%	3.1%
Adjusted Operating Margin (2)	3.1%	3.3%
Pretax Margin	2.0%	2.1%
Adjusted Pretax Margin (2)	2.0%	2.2%
Finance and Insurance Revenues per Retail Unit Sold	$1,386	$1,361

(1)	Selling, general and administrative expenses.

(2)	See "Non-GAAP Financial Measures" for more details.
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references may be made to Same Store results and variances which are discussed in more detail in the “Results of Operations” section that follows.
Our consolidated revenues from new vehicle retail sales declined 5.2% for the three months ended March 31, 2017, as compared to the same period in 2016 as growth in the U.K. was offset by declines in the U.S. and Brazil. In the U.K., industry sales experienced a record quarter, as new car registrations improved 6.2% in the first quarter of 2017 over 2016 levels. The increase in industry sales in the U.K. was likely enhanced by consumers pulling ahead purchases in March due to an increase in the road tariff which is effective on vehicle purchases beginning in April 2017. Our new vehicle retail unit sales in the U.K. rose 22.6% and new vehicle retail revenues improved 21.3% on a constant currency basis for the three months ended March 31, 2017, as compared to the same period in 2016, primarily reflecting the improved industry conditions, acquisition activity, and the continued successful execution by our operating team on key initiatives. Excluding the impact of acquisitions, new vehicle retail unit sales increased 11.1% in the U.K. for the three months ended March 31, 2017, and new vehicle retail revenues grew 10.7% on a constant currency basis. Industry new vehicle registrations in the U.S. declined 1.4% during the quarter ended March 31, 2017 as compared to the same period a year ago. Our U.S. new vehicle retail unit sales decreased 10.7% for the three months ended March 31, 2017, as compared to the same period in 2016. The decrease in our new vehicle retail unit sales in excess of the industry decline was driven by our over-weight exposure to many energy-dependent markets in Texas and Oklahoma, which have been particularly soft as a result of depressed oil prices. For the three months ended March 31, 2017, our new vehicle unit sales in Texas were down 11.8%, while our Oklahoma unit sales were down 16.4% when compared to the same period a year ago. As a result, our U.S. revenues from new vehicle retail sales declined 7.5% as the reduced volumes were partially offset with an increase in our average new vehicle retail sales price of 3.7%. The increase in our average sales price was primarily due to the shift in the mix of new retail units sold, as our truck unit sales increased to 59.6% of total new vehicle retail units sold for the three months ended March 31, 2017 as compared to 54.9% last year, generally correlating with lower gas prices. For the three months ended March 31, 2017, Brazil new vehicle retail unit sales declined 32.3% and new vehicle retail revenues declined 4.1% when compared to the same period in 2016, reflecting decreased consumer confidence, continued weakness in both the Brazilian economy and the retail automotive industry and dealership disposition ac tivity, partially offset by a favorable change in exchange rates between periods. Consolidated new vehicle retail gross margin improved 10 basis points to 5.2% for the three months ended March 31, 2017, as compared to the same period in 2016, driven by a 10 basis point increase in both the U.S. and Brazil. With the decline in industry sales, our U.S. and Brazil operating teams took a more disciplined approach to new vehicle pricing that focused on increased gross profit per unit. As a result, we improved new vehicle gross profit per retail unit “PRU” sold in the U.S. by 5.9% and in Brazil by 43.5% for the three months ended March 31, 2017, as compared to last year. The increase in new vehicle retail gross profit PRU in Brazil was also attributable to the change in exchange rates between periods as on a constant currency basis new vehicle retail gross profit PRU increased 15.5%. Our new vehicle retail gross margin in the U.K. remained flat for the three months ended March 31, 2017 as compared to a year ago.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our total revenues from used vehicle retail sales decreased 4.0% for the three months ended March 31, 2017, as compared to the same period in 2016, primarily driven by a decline in the U.S. In the U.S., used vehicle retail revenues declined 6.6% for the three months ended March 31, 2017, as the 0.5% increase in the average retail used vehicle sales price per unit was more than offset by 7.1% decline in used vehicle retail units sold. The decline in used vehicle retail units sold in the U.S. was primarily a result of demand softness in our Texas and Oklahoma energy-dependent markets, as well as an overall lack of trade-in inventory as a result of the decline in new vehicle retail unit sales volume. Our energy dependent markets experienced a decline in used vehicle retail unit sales of 9.4% in the first quarter of 2017 as compared to 2016. The U.K. generated an increase in used vehicle retail revenues of 4.8%, primarily reflecting improved industry conditions, acquisition activity and a strong performance by our management team that resulted in a 22.1% growth in used vehicle retail unit sales. The increase in revenues in the U.K., as reported in U.S. dollars, was dampened by the impact of exchange rates between periods. In Brazil, our used vehicle retail revenues increased by 22.4%, due to the change in exchange rates between periods. On a constant currency basis, used vehicle retail sales decreased 1.3% for the first three months of 2017 compared to the same period in 2016. Total used vehicle retail gross profit decreased 8.5% for the three months ended March 31, 2017. The decline in used vehicle retail gross profit was driven by a 4.9% decrease in used vehicle gross profit PRU coupled with a 3.7% decrease in used vehicle retail unit sales for the three months ended March 31, 2017 as compared to the same period in 2016. We generated a 308.7% improvement in used vehicle retail gross profit PRU for our Brazil operations that was offset by a 6.0% decline in the U.S. and a 14.6% decline in the U.K. The improvement in used vehicle retail gross profit PRU in Brazil for the three months ended March 31, 2017 was primarily due to improved sales processes and the overall strong performance of our operating team. In the U.S., the used vehicle gross profit PRU decline was caused by both demand softness and a lack of trade-in supply, as mentioned above, which forced our dealerships to purchase more expensive inventory at auction, increasing inventory cost and shrinking gross profit per unit. The decline in the U.K. is primarily explained by an unfavorable change in exchange rates between periods.
Our total parts and service revenue increased 3.6% for the three months ended March 31, 2017, as compared to the same period in 2016. This growth was driven by increases in customer-pay parts and service, warranty parts and service, and collision parts and service. Primarily, these increases were due to the execution of key management initiatives, dealership acquisition activity, the number of units being recalled, and an increase in the number of the late-model vehicles in operation, which tend to more consistently return to the dealership for warranty, maintenance and repair services. During the first three months of 2017, our warranty parts and service revenues were bolstered by manufacturers' high volume recall campaigns in the U.S., particularly in our Nissan, Ford, and Lexus brands. The increase in our collision revenues was the result of enhanced operational processes, the addition of technicians to add operating capacity, and the expansion of our relationships with insurance providers. The increase in our customer-pay parts and service revenues was primarily as a result of the execution of key management initiatives. Our wholesale parts revenues declined for the three months ended March 31, 2017 as compared to a year ago driven by decreases in the U.K. and Brazil. The decline in the U.K. was a direct result of the change in exchange rates between periods. Our wholesale parts revenues declined in Brazil due to a strategic decision to exit the wholesale parts business in Brazil at the end of 2016. Our parts and service gross margin decreased 10 basis points for the three months ended March 31, 2017, as compared to the same period in 2016, driven by a decline in the U.S. parts and service gross margin of 90 basis points offset by increases in the U.K. and Brazil. The decline in our U.S. parts and service gross margin was primarily due to the decline in internal work which was the result of a decrease in total retail vehicles sales volumes in 2017 compared to 2016. The increase in the U.K. during 2017 reflects higher margins in all aspects of the parts and service business as compared to the same period last year. In Brazil, the increase reflects improvements in our customer-pay parts and service business and the discontinuation of our wholesale parts business, which is a relatively lower margin business.
Our consolidated finance and insurance revenues PRU sold increased 1.8% for the three months ended March 31, 2017, as compared to the same period in 2016. Growth in our income per contract on many of our product offerings was partially offset by a decline in penetration rates on our retail finance fees and an increase in our overall chargeback experience, coupled with the mix effect of a relatively greater contribution from the U.K. segment. We generated a 4.7% increase in finance and insurance revenues PRU to $1,637 in the U.S. and a 110.7% improvement in Brazil to $710. These improvements were partially offset by a 14.9% decline in finance and insurance revenues PRU in the U.K.
Our total consolidated gross margin increased 30 basis points for the three months ended March 31, 2017 to 15.2%, as compared to the same period in 2016 as declines in the parts and service and used vehicle sectors of our business were more than offset by an improvement in our new vehicle results and a favorable mix effect.
Our consolidated SG&A expenses decreased in absolute dollars by 1.3% for the three months ended March 31, 2017, as compared to the same period in 2016 primarily as a result of lower insurance deductible charges relating to catastrophic events in the U.S. that occurred in 2016. Further, we experienced a decline in loaner vehicle costs in 2017 as a result of the decline in the number of customers affected by recalled vehicles as compared to 2016. Additionally, we recorded a net gain of $1.8 million in the first quarter of 2017 related to a settlement with an OEM. For the three months ended March 31, 2017, our consolidated SG&A expenses as a percentage of gross profit increased 10 basis points to 75.6%, as compared to the same period a year ago. On an adjusted basis, our consolidated SG&A expenses as a percentage of gross profit increased by 120 basis points to 76.0% for the three months ended March 31, 2017, as compared to the same period in 2016. This increase was due to the decline in total gross profit coupled with the mix effect of our growing U.K. operations that inherently have a higher cost structure.
The combination of all of these factors resulted in an operating margin of 3.2% for the three months ended March 31, 2017. This reflects a 10 basis-point improvement compared to the same period in 2016. On an adjusted basis, operating margin declined 20 basis points for the three months ended March 31, 2017 to 3.1%, as compared to the same period in 2016.
For the three months ended March 31, 2017, floorplan interest expense increased 8.5% as compared to the same period in 2016. For the first quarter of 2017, the increases were primarily driven by the U.S. and U.K., due to a higher average London Interbank Offered Rate (“LIBOR”) interest rate when compared to 2016 and the impact of acquisitions in the U.K. The increases in the U.S. and U.K. were offset by a decline in Brazil as a result of improvements in vehicle inventory management processes and our strategic cash management policies. Other interest expense, net remained relatively flat for the three months ended March 31, 2017 as compared to the same period in 2016.
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
We disclosed certain critical accounting policies and estimates in our 2016 Form 10-K, and no other significant changes have occurred since that time.

Results of Operations
The "Same Store" amounts presented below include the results of dealerships for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. The following table summarizes our combined Same Store results for the three months ended March 31, 2017, as compared to 2016. Same Store results also include the activities of our corporate headquarters.
Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Revenues
New Vehicle Retail	$1,294,465	(5.6)%	(3.8)%	$1,370,802
Used Vehicle Retail	636,402	(4.6)%	(3.0)%	666,928
Used Vehicle Wholesale	97,951	2.0%	5.4%	96,003
Parts and Service	309,623	3.8%	4.6%	298,374
Finance, Insurance and Other	94,698	(3.3)%	(2.4)%	97,894
Total Revenues	$2,433,139	(3.8)%	(2.2)%	$2,530,001
Cost of Sales
New Vehicle Retail	$1,227,272	(5.7)%	(3.9)%	$1,300,771
Used Vehicle Retail	592,210	(4.3)%	(2.6)%	618,908
Used Vehicle Wholesale	97,557	3.6%	7.1%	94,130
Parts and Service	142,875	4.2%	4.8%	137,134
Total Cost of Sales	$2,059,914	(4.2)%	(2.5)%	$2,150,943
Gross Profit	$373,225	(1.5)%	(0.4)%	$379,058
SG&A	$277,391	(1.3)%	(0.2)%	$280,920
Adjusted SG&A (1)	$279,224	0.6%	1.6%	$277,540
Depreciation and Amortization Expenses	$13,060	9.6%	10.8%	$11,916
Floorplan Interest Expense	$11,512	8.1%	9.3%	$10,647
Gross Margin
New Vehicle Retail	5.2%			5.1%
Total Used Vehicle	6.1%			6.5%
Parts and Service	53.9%			54.0%
Total Gross Margin	15.3%			15.0%
SG&A as a % of Gross Profit	74.3%			74.1%
Adjusted SG&A as a % of Gross Profit (1)	74.8%			73.2%
Operating Margin	3.4%			3.4%
Adjusted Operating Margin (1)	3.3%			3.5%
Finance and Insurance Revenues per Retail Unit Sold	$1,410	2.0%	2.8%	$1,383
(1)See "Non-GAAP Financial Measures" for more details.
The discussion that follows provides explanation for the variances noted above. Each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the three months ended March 31, 2017 and 2016.
Our Same Store operating results as reported on a U.S. GAAP basis for the three months ended March 31, 2017 were positively impacted by a non-core pre-tax gain of $1.8 million associated with a legal settlement with an OEM. On a comparable basis, our Same Store operating results as reported on a U.S. GAAP basis for the three months ended March 31, 2016 were negatively impacted by the following non-core items (on a pre-tax basis): $2.7 million deductible charges related to catastrophic events, $0.6 million in acquisition costs and $0.1 million loss on real estate and dealership transactions. These non-core items have been excluded from our U.S. GAAP results in the following discussion of "adjusted" results. Please see "Non-GAAP Financial Measures" for further explanation and reconciliation of the Same Store U.S. GAAP and non-GAAP data.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Retail Unit Sales
Same Stores
U.S.	27,498	(8.5)%		30,062
U.K.	7,650	11.1%		6,884
Brazil	1,579	(28.5)%		2,207
Total Same Stores	36,727	(6.2)%		39,153
Transactions	1,563			1,628
Total	38,290	(6.1)%		40,781
Retail Sales Revenues
Same Stores
U.S.	$1,018,248	(5.8)%	N/A	$1,081,354
U.K.	222,305	(4.3)%	10.7%	232,238
Brazil	53,912	(5.8)%	(23.9)%	57,210
Total Same Stores	1,294,465	(5.6)%	(3.8)%	1,370,802
Transactions	42,748			39,049
Total	$1,337,213	(5.2)%	(3.1)%	$1,409,851
Gross Profit
Same Stores
U.S.	$51,206	(3.8)%	N/A	$53,237
U.K.	12,698	(5.5)%	9.2%	13,444
Brazil	3,289	(1.8)%	(20.9)%	3,350
Total Same Stores	67,193	(4.1)%	(2.1)%	70,031
Transactions	2,034			1,696
Total	$69,227	(3.5)%	(1.3)%	$71,727
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,862	5.1%	N/A	$1,771
U.K.	$1,660	(15.0)%	(1.8)%	$1,953
Brazil	$2,083	37.2%	10.6%	$1,518
Total Same Stores	$1,830	2.3%	4.3%	$1,789
Transactions	$1,301			$1,042
Total	$1,808	2.8%	5.1%	$1,759
Gross Margin
Same Stores
U.S.	5.0%			4.9%
U.K.	5.7%			5.8%
Brazil	6.1%			5.9%
Total Same Stores	5.2%			5.1%
Transactions	4.8%			4.3%
Total	5.2%			5.1%

Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer:

	Three Months Ended March 31,
	2017	% Increase/(Decrease)	2016
Toyota/Scion/Lexus (1)	8,828	(8.5)%	9,649
BMW/MINI	5,150	(1.2)%	5,213
Ford/Lincoln	4,674	(0.1)%	4,681
Volkswagen/Audi/Porsche	4,160	2.1%	4,073
Honda/Acura	3,496	(8.9)%	3,837
Nissan	3,059	4.1%	2,939
Chevrolet/GMC/Buick/Cadillac	2,549	(20.3)%	3,199
Mercedes-Benz/smart/Sprinter	1,477	(2.7)%	1,518
Chrysler/Dodge/Jeep/RAM	1,403	(13.6)%	1,623
Hyundai/Kia	1,313	(24.7)%	1,744
Other	618	(8.7)%	677
Total	36,727	(6.2)%	39,153
(1) The Scion brand was discontinued by Toyota during the third quarter of 2016.
In total, our Same Store new vehicle retail unit sales decreased 6.2% for the three months ended March 31, 2017, as compared to the same period in 2016. The decrease was primarily driven by decreases of 8.5% and 28.5% in the U.S. and Brazil, respectively. Overall, the U.S. industry sales declined 1.4% for the three months ended March 31, 2017 as compared to the same period a year ago. Industry sales in our single largest market, Houston, Texas, which is considered the energy capital of the U.S., experienced a 14.0% decline in for the three months ended March 31, 2017 as compared to the same period a year ago. The decline in our U.S. new vehicle retail unit sales was primarily due to softness in the energy markets of Texas and Oklahoma, as well as an overall decline in new vehicle retail demand in the industry compared to 2016. For the three months ended March 31, 2017, our unit sales in our energy-dependent markets of Texas and Oklahoma were down 11.8% and 16.4%, respectively, when compared to the same period a year ago. The 28.5% decline in our Same Store new vehicle retail unit sales in Brazil reflected the decrease in total Brazil industry sales, as well as the continued local economic challenges. Partially offsetting the declines in the U.S. and Brazil was an 11.1% increase in our U.K. Same Store new vehicle retail unit sales for the three months ended March 31, 2017 compared to a year ago. The U.K. industry sales experienced a record quarter, as new car registrations for the first quarter of 2017 improved 6.2% over 2016 levels. The increase in industry sales in the U.K. was most likely enhanced by consumers pulling ahead purchases in March due to an increase in the road tariff starting for cars purchased in April 2017. The increase of 11.1% in our U.K new vehicle retail units sales reflects growth of 45.0% in our Ford brand and 6.9% in our BMW/Mini brands for the three months ended March 31, 2017 as compared to the same period last year, primarily due to enhanced sales processes, as well as an increase in overall U.K. industry sales.
Our total Same Store revenues from new vehicle retail sales revenue decreased 5.6% for the three months ended March 31, 2017, as compared to the same period in 2016, reflecting declines in all of our segments. The 5.8% decrease in U.S. Same Store new vehicle revenue was primarily due to the decline in new vehicle retail units of 8.5%, partially offset by a 2.9% increase in the average new vehicle retail sales price to $37,030. The increase in U.S. Same Store average new vehicle retail sales price was primarily due to a mix shift in sales from cars to trucks, generally driven by lower gas prices. For the first quarter of 2017, U.S. Same Store new vehicle retail truck sales represented 59.6% of total Same Store new vehicle retail units sold, as compared to 55.7% for the same period last year. Our U.K. Same Store new vehicle revenues decreased 4.3% for the three months ended March 31, 2017, as compared to the same period last year, more than explained by the change in exchange rate between the periods. On a constant currency basis, our U.K. Same Store new vehicle retail revenues increased 10.7% for the first quarter of 2017, driven by the increase in new vehicle retail units, partially offset by a 0.4% decrease in the average new vehicle retail sales price when compared to 2016 on a constant currency basis. Our Brazil Same Store new vehicle retail sales revenue decreased 5.8% for the three months ended March 31, 2017, reflecting a 28.5% decline in new vehicle retail units, partially offset by a 31.7% increase in the average new vehicle retail sales price as compared to last year primarily explained by the change in exchange rates. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Our total Same Store new vehicle gross profit decreased 4.1% for the three months ended March 31, 2017, as compared to the same period in 2016, also reflecting declines in all of our segments. In the U.S., Same Store new vehicle gross profit decreased 3.8%, explained by the 8.5% decrease in new vehicle retail units, partially offset by a 5.1% increase in gross profit P

RU to $1,862, as a result of our operating team's disciplined new vehicle pricing that focused on increasing gross profit per retail unit. Our Same Store new vehicle gross profit in the U.K. decreased 5.5%, more than explained by the change of exchange rates between periods. On a constant currency basis, our U.K. Same Store new vehicle gross profit rose 9.2%, as a result of the 11.1% increase in retail new vehicle units sold, partially offset by a 1.8% decline in gross profit PRU on a constant currency basis. In Brazil, Same Store new vehicle gross profit declined 1.8% for the three months ended March 31, 2017. The decrease in gross profit in Brazil is primarily explained by the 28.5% decline in new units sold, partially offset by an increase of 37.2% in gross profit PRU to $2,083. Our total Same Store new vehicle gross margin for the three months ended March 31, 2017, as compared to the same period in 2016, increased 10 basis points from 5.1% to 5.2%.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the three months ended March 31, 2017 and 2016 was $10.5 million and $11.5 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, consolidated manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 88.0% in the first quarter of 2017 to 139.9% in the third quarter of 2015. In the U.S., manufacturers' interest assistance was 94.5% of floorplan interest expense in the first quarter of 2017.
We increased our new vehicle inventory levels by $83.5 million, or 7.2%, from $1,156.4 million as of December 31, 2016 to $1,239.9 million as of March 31, 2017 due to seasonal changes and normal inventory management. As compared to March 31, 2016, our inventory levels have decreased by $64.2 million, or 4.9%. This primarily reflects declines in our supply of luxury brand units, such as Mercedes-Benz and BMW, that had increased in 2016 as our OEM partners had redirected additional supply to the U.S. and U.K. to offset weakness in other global markets. Additionally, several manufacturers had issued stop sales on a number of vehicle models due to recall campaigns, which contributed to increased new vehicle inventory at March 31, 2016. Our consolidated days' supply of new vehicle inventory remained flat at 62 days as of March 31, 2017 compared to December 31, 2016 and down from 65 days as of March 31, 2016.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Retail Unit Sales
Same Stores
U.S.	24,929	(5.4)%		26,357
U.K.	4,592	8.9%		4,215
Brazil	928	(11.5)%		1,048
Total Same Stores	30,449	(3.7)%		31,620
Transactions	1,117			1,171
Total	31,566	(3.7)%		32,791
Retail Sales Revenues
Same Stores
U.S.	$521,945	(5.1)%	N/A	$549,854
U.K.	94,051	(6.6)%	8.1%	100,674
Brazil	20,406	24.4%	0.3%	16,400
Total Same Stores	636,402	(4.6)%	(3.0)%	666,928
Transactions	24,525			21,243
Total	$660,927	(4.0)%	(2.0)%	$688,171
Gross Profit
Same Stores
U.S.	$37,934	(10.4)%	N/A	$42,352
U.K.	4,743	(8.8)%	5.5%	5,198
Brazil	1,515	222.3%	158.2%	470
Total Same Stores	44,192	(8.0)%	(7.1)%	48,020
Transactions	813			1,180
Total	$45,005	(8.5)%	(7.5)%	$49,200
Gross Profit per Unit Sold
Same Stores
U.S.	$1,522	(5.3)%	N/A	$1,607
U.K.	$1,033	(16.2)%	(3.1)%	$1,233
Brazil	$1,633	264.5%	191.5%	$448
Total Same Stores	$1,451	(4.5)%	(3.5)%	$1,519
Transactions	$728			$1,008
Total	$1,426	(4.9)%	(3.9)%	$1,500
Gross Margin
Same Stores
U.S.	7.3%			7.7%
U.K.	5.0%			5.2%
Brazil	7.4%			2.9%
Total Same Stores	6.9%			7.2%
Transactions	3.3%			5.6%
Total	6.8%			7.1%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Wholesale Unit Sales
Same Stores
U.S.	9,981	(1.3)%		10,113
U.K.	3,361	0.0%		3,361
Brazil	247	21.1%		204
Total Same Stores	13,589	(0.7)%		13,678
Transactions	940			688
Total	14,529	1.1%		14,366
Wholesale Sales Revenues
Same Stores
U.S.	$70,545	5.7%	N/A	$66,761
U.K.	24,396	(15.3)%	(2.0)%	28,800
Brazil	3,010	581.0%	450.3%	442
Total Same Stores	97,951	2.0%	5.4%	96,003
Transactions	6,206			5,589
Total	$104,157	2.5%	6.6%	$101,592
Gross Profit
Same Stores
U.S.	$(343)	(127.6)%	N/A	$1,242
U.K.	499	(16.4)%	(4.3)%	597
Brazil	238	600.0%	457.1%	34
Total Same Stores	394	(79.0)%	(77.5)%	1,873
Transactions	(294)			(424)
Total	$100	(93.1)%	(94.6)%	$1,449
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$(34)	(127.6)%	N/A	$123
U.K.	$148	(16.9)%	(4.3)%	$178
Brazil	$964	477.2%	360.1%	$167
Total Same Stores	$29	(78.8)%	(77.4)%	$137
Transactions	$(313)			$(616)
Total	$7	(93.1)%	(94.6)%	$101
Gross Margin
Same Stores
U.S.	(0.5)%			1.9%
U.K.	2.0%			2.1%
Brazil	7.9%			7.7%
Total Same Stores	0.4%			2.0%
Transactions	(4.7)%			(7.6)%
Total	0.1%			1.4%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Used Vehicle Unit Sales
Same Stores
U.S.	34,910	(4.3)%		36,470
U.K.	7,953	5.0%		7,576
Brazil	1,175	(6.2)%		1,252
Total Same Stores	44,038	(2.8)%		45,298
Transactions	2,057			1,859
Total	46,095	(2.3)%		47,157
Sales Revenues
Same Stores
U.S.	$592,490	(3.9)%	N/A	$616,615
U.K.	118,447	(8.5)%	5.8%	129,474
Brazil	23,416	39.0%	12.1%	16,842
Total Same Stores	734,353	(3.7)%	(1.9)%	762,931
Transactions	30,731			26,832
Total	$765,084	(3.1)%	(0.9)%	$789,763
Gross Profit
Same Stores
U.S.	$37,591	(13.8)%	N/A	$43,594
U.K.	5,242	(9.5)%	4.5%	5,795
Brazil	1,753	247.8%	178.7%	504
Total Same Stores	44,586	(10.6)%	(9.7)%	49,893
Transactions	519			756
Total	$45,105	(10.9)%	(9.9)%	$50,649
Gross Profit per Unit Sold
Same Stores
U.S.	$1,077	(9.9)%	N/A	$1,195
U.K.	$659	(13.9)%	(0.4)%	$765
Brazil	$1,492	270.2%	196.9%	$403
Total Same Stores	$1,012	(8.1)%	(7.1)%	$1,101
Transactions	$252			$407
Total	$979	(8.8)%	(7.9)%	$1,074
Gross Margin
Same Stores
U.S.	6.3%			7.1%
U.K.	4.4%			4.5%
Brazil	7.5%			3.0%
Total Same Stores	6.1%			6.5%
Transactions	1.7%			2.8%
Total	5.9%			6.4%
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
Our total Same Store used vehicle retail revenues decreased $30.5 million, or 4.6%, for the three months ended March 31, 2017, as compared to the same period in 2016, reflecting a 3.7% decrease in total Same Store used vehicle retail unit sales, coupled with a 0.9% decrease in average used vehicle retail selling price to $20,901. In the U.S., Same Store used vehicle retail revenues decreased $27.9 million, or 5.1%, reflecting a 5.4% decrease in Same Store used vehicle retail unit sales that was partially offset by a 0.4%, or $75, increase in the average used vehicle retail sales price. The decline in Same Store used vehicle retail unit sales was driven by a 9.4% decline in sales in our energy dependent markets of Texas and Oklahoma. The increase in U.S. average used vehicle retail sales price is partially attributable to a mix shift in sales from cars to trucks as during the first quarter of 2017 our used vehicle retail truck sales increased to 49.2% of Same Store total used vehicle retail unit sales as compared to 46.1% for the same period last year. In addition, our U.S. average used vehicle retail sales price improved due to an increase in Certified Pre-Owned ("CPO") units sold as a percentage of U.S. Same Store used vehicle retail unit sales. CPO units increased 130 basis points to 27.2% for the first quarter of 2017, as compared to 25.9% for the same period in 2016. In the U.K., Same Store used vehicle retail revenues decreased 6.6% for the quarter ended March 31, 2017. This decline can be more than explained by a change in exchange rates as on a constant currency basis. Our U.K. Same Store used vehicle retail revenue increased 8.1%, driven by an 8.9% increase in Same Store used vehicle retail unit sales, partially offset by a 0.8% decrease in the average used vehicle retail sales price on a constant currency basis. In Brazil, for the three months ended March 31, 2017, Same Store used vehicle retail revenues increased 24.4%, reflecting a 40.5% increase in the average used vehicle retail selling price, partially offset by an 11.5% decrease in Same Store used vehicle retail unit sales. The increase is primarily due to the change in the exchange rate between periods as on a constant currency basis, Same Store used vehicle retail revenue was relatively flat for the first quarter of 2017, as compared to the same period last year as the decline in used vehicle retail units was offset by a 13.2% increase in the average used vehicle sales price on a constant currency basis. In total, our Same Store used vehicle retail total gross profit for the three months ended March 31, 2017 decreased 8.0%, as compared to the same period in 2016, reflecting declines in the U.S. and U.K. that were partially offset by improvements in Brazil. In the U.S., Same Store used vehicle gross profit decreased by 10.4%, driven by a decline in Same Store used vehicle gross profit PRU of 5.3%, or $85, coupled with the decrease in Same Store used vehicle retail unit sales of 5.4%. The decline in U.S. Same Store gross profit PRU reflects overall weakness in used car industry prices, as well as lower volumes of trade-in units, which generate our highest used vehicle margins. In the U.K., Same Store used vehicle retail gross profit declined 8.8%. The decline in the U.K. can be explained by the change in exchange rates between periods as, on a constant currency basis, Same Store used vehicle retail gross profit improved 5.5%. The improvement on a constant currency basis reflects the 8.9% improvement in Same Store used vehicle retail unit sales, partially offset by a 3.1% decline in constant currency gross profit per unit. In Brazil, the increase of 222.3% in Same Store used vehicle retail gross profit resulted from a $1,185, or 264.5%, increase in Same Store used vehicle retail gross profit PRU that was partially offset by an 11.5% decrease in Same Store used vehicle retail unit sales. The improvement in Same Store used vehicle retail gross profit and gross profit PRU in Brazil is primarily a result of the implementation of new and improved sales processes by our local operating team as well as the impact of the exchange rates between periods. On a constant currency basis, our Brazil Same Store used vehicle gross profit increased 158.2% and gross profit PRU increased 191.5% for the three months ended March 31, 2017 as compared to the same period a year ago. During the three months ended March 31, 2017, total Same Store wholesale used vehicle revenue increased 2.0%, as compared to the same period in 2016, driven by increases in the U.S. and Brazil that were partially offset by a decrease in the U.K. In the U.S., the 5.7% increase in Same Store wholesale used vehicle revenue for the three months ended March 31, 2017 was the result of a 7.1% increase in used vehicle wholesale average sales price that was partially offset by a 1.3% decline in Same Store wholesale used vehicle unit sales. The increase in our Same Store average used vehicle wholesale sales price was the result of the mix shift in sales from cars to trucks. For the first quarter of 2017, U.S. Same Store used vehicle wholesale truck sales represented 50.6% of total Same Store used vehicle wholesale units sold, as compared to 47.3% for the same period last year. The decline in U.S. used vehicle wholesale unit sales volume was driven by lower used vehicle trade-in activity associated with lower new vehicle unit sales volume during the first quarter of 2017, particularly in our energy dependent markets. In the U.K., Same Store used vehicle wholesale revenue declined 15.3% directly as a result of a 15.3% decline in used vehicle wholesale average sales price primarily reflecting the weaker British pound sterling as units were flat for the three months ended March 31, 2017 compared the same period a year ago. In Brazil, Same Store used vehicle wholesale revenue increased as a result of an improvement in Same Store used vehicle wholesale average sales price, coupled with an increase in Same Store wholesale used vehicle unit sales.
Our total Same Store used vehicle wholesale gross profit declined 79.0% from $1.9 million for the three months ended March 31, 2016 to $0.4 million for the comparable period in 2017. This decline was driven by a 78.8%, or $108, decrease in our Same Store used vehicle wholesale gross profit per unit from $137 per unit for the three months ended March 31, 2016 to $29 per unit for the same period in 2017. This result was primarily due to the decline in U.S. Same Store gross profit per wholesale unit sold of 127.6% from a profit of $123 in 2016 to a loss of $34 in 2017.
As of March 31, 2017, we decreased our used vehicle inventory levels by $1.2 million, or 0.4%, from December 31, 2016 and by $16.3 million, or 5.3%, from March 31, 2016 to $293.6 million, primarily reflecting a decline in used vehicle trade-in activity associated with lower new vehicle unit sales volume during the first quarter of 2017 in the U.S and Brazil. Our consolidated days' supply of used vehicle inventory decreased to 30 days, as of March 31, 2017, as compared to 35 days as of December 31, 2016 and 31 days as of March 31, 2016. In the U.S., days' supply of used vehicle inventory decreased by two days from March 31, 2016 to 28 days as of March 31, 2017.

Parts and Service Data
(dollars in thousands)

	Three Months Ended March 31,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Parts and Services Revenue
Same Stores
U.S.	$271,160	4.2%	N/A	$260,134
U.K.	28,219	(6.3)%	8.4%	30,107
Brazil	10,244	26.0%	1.8%	8,133
Total Same Stores	309,623	3.8%	4.6%	298,374
Transactions	10,075			10,218
Total	$319,698	3.6%	4.7%	$308,592
Gross Profit
Same Stores
U.S.	$146,000	2.8%	N/A	$142,062
U.K.	16,059	0.6%	16.4%	15,958
Brazil	4,689	45.6%	17.6%	3,220
Total Same Stores	166,748	3.4%	4.4%	161,240
Transactions	5,608			5,336
Total	$172,356	3.5%	4.9%	$166,576
Gross Margin
Same Stores
U.S.	53.8%			54.6%
U.K.	56.9%			53.0%
Brazil	45.8%			39.6%
Total Same Stores	53.9%			54.0%
Transactions	55.7%			52.2%
Total	53.9%			54.0%
Our total Same Store parts and service revenues increased $11.2 million, or 3.8%, to $309.6 million for the three months ended March 31, 2017, as compared to the same period in 2016, primarily driven by growth in the U.S. and Brazil, partially offset by a decline in our U.K. business. For the three months ended March 31, 2017, our U.S. Same Store parts and service revenue increased 4.2%, or $11.0 million, reflecting a 5.1% increase in customer-pay parts and service revenue, a 7.6% increase in warranty parts and service revenues, a 3.4% increase in collision revenue, and a 0.2% increase in wholesale parts revenues, when compared to the same period in 2016. The growth in customer-pay parts and service revenue was supported by the continued progress we are making in adding service technicians and expanding shop capacity where applicable. The increase in warranty parts and service revenue was primarily driven by high volume recall campaigns within our Nissan, Ford, and Lexus brands that occurred during the first quarter of 2017. The increase in collision revenue was primarily attributable to strategic initiatives that continue to enhance our operational processes, the addition of technicians to add operating capacity and the expansion of direct repair programs with insurance companies.
Our U.K. Same Store parts and service revenues decreased 6.3%, or $1.9 million, for the three months ended March 31, 2017, as compared to 2016. This decline can be more than explained by a change in exchange rates. On a constant currency basis, we realized an 8.4% improvement in our Same Store parts and service revenues, driven by an increase of 14.3% in our warranty parts and service revenue, a 5.5% increase in our customer-pay parts and service revenue, a 10.2% increase in our wholesale parts revenue, and an 8.3% increase in our collision revenue. The increases in customer-pay parts and service, collision and wholesale parts revenues are attributable to the implementation of management initiatives designed to enhance processes and increase productivity. As compared to the same period in 2016, we expanded our service and collision capacity by increasing the number of technicians by 20.1%. Additionally, we grew our warranty parts and service revenue, primarily due to an increase in high volume recalls within our BMW and Audi brands that occurred during the first quarter of 2017.
Our Same Store parts and service revenues in Brazil increased 26.0%, or $2.1 million, for the three months ended March 31, 2017, compared to the same period 2016. The increase in Brazil Same Store parts and service revenues was driven by a 20.3% increase in customer-pay parts and service revenue, a 50.0% increase in warranty parts and service revenue, and a 44.8% increase in our collision revenue, partially offset by a strategic decision to exit the wholesale parts business in Brazil at the end of 2016. On a constant currency basis, our Brazil Same Store parts and service revenues increased 1.8%, as we experienced improvements of 21.3% in warranty parts and service and 17.3% in our collision revenues, partially offset by a 2.7% decline in customer-pay parts, and the strategic decision to exit the wholesale parts business in Brazil at the end of 2016.
Our total Same Store parts and service gross profit for the three months ended March 31, 2017 increased 3.4%, as compared to the same period in 2016. This increase in gross profit was driven by increases of 2.8% in the U.S., 0.6% in the U.K., and 45.6% in Brazil. The increase in the U.S. was driven by improvement in our customer-pay, warranty, and collision businesses. The increase in the U.K. was hampered by the change in the currency rates, as U.K. Same Store parts and service gross profit increased 16.4% on a constant currency basis, reflecting improvements in each portion of our U.K. parts and service business. In Brazil, on a constant currency basis, Same Store parts and service gross profit increased by 17.6%, reflecting improvements in our customer-pay parts and service and collision margins.
For the three months ended March 31, 2017, our total Same Store parts and service gross margin declined 10 basis-points, as compared to the same period in 2016. This decrease was driven by an 80 basis-point decrease in the U.S., partially offset by 390 and 620 basis-point improvements in the U.K. and Brazil, respectively. The decline in the U.S. primarily reflects a decrease in internal work between the parts and service departments of our dealerships and the new and used vehicle departments, as a result of a decline in total retail vehicle sales volumes for the first quarter of 2017 as compared to the same period in 2016. The increase in the U.K. reflects higher margins in all aspects of the parts and service business as compared to the same period last year. The increase in Same Store parts and service gross margin in Brazil was the result of improved profitability in our customer-pay parts and service and collision businesses. Both the U.K. and Brazil increases reflect the impact of strategic initiatives implemented by our respective operating teams.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Retail New and Used Unit Sales
Same Stores
U.S.	52,427	(7.1)%		56,419
U.K.	12,242	10.3%		11,099
Brazil	2,507	(23.0)%		3,255
Total Same Stores	67,176	(5.1)%		70,773
Transactions	2,680			2,799
Total	69,856	(5.1)%		73,572
Retail Finance Fees
Same Stores
U.S.	$25,980	(11.8)%	N/A	$29,447
U.K.	4,272	(4.3)%	10.7%	4,466
Brazil	455	65.5%	33.8%	275
Total Same Stores	30,707	(10.2)%	(8.5)%	34,188
Transactions	880			743
Total	$31,587	(9.6)%	(7.6)%	$34,931
Vehicle Service Contract Fees
Same Stores
U.S.	$34,565	2.0%	N/A	$33,893
U.K.	172	31.3%	50.9%	131
Brazil	—	—%	—%	—
Total Same Stores	34,737	2.1%	2.2%	34,024
Transactions	23			351
Total	$34,760	1.1%	1.2%	$34,375
Insurance and Other
Same Stores
U.S.	$24,845	(1.8)%	N/A	$25,292
U.K.	3,174	(11.7)%	2.1%	3,594
Brazil	1,235	55.2%	24.3%	796
Total Same Stores	29,254	(1.4)%	(0.6)%	29,682
Transactions	1,233			1,161
Total	$30,487	(1.2)%	(0.2)%	$30,843
Total Finance and Insurance Revenues
Same Stores
U.S.	$85,390	(3.7)%	N/A	$88,632
U.K.	7,618	(7.0)%	7.5%	8,191
Brazil	1,690	57.8%	26.7%	1,071
Total Same Stores	94,698	(3.3)%	(2.4)%	97,894
Transactions	2,136			2,255
Total	$96,834	(3.3)%	(2.3)%	$100,149
Finance and Insurance Revenues per Retail Unit Sold
Same Stores
U.S.	$1,629	3.7%	N/A	$1,571
U.K.	$622	(15.7)%	(2.5)%	$738
Brazil	$674	104.9%	64.5%	$329
Total Same Stores	$1,410	2.0%	2.8%	$1,383
Transactions	$797			$806
Total	$1,386	1.8%	2.9%	$1,361

Our total Same Store finance and insurance revenues decreased $3.2 million, or 3.3%, to $94.7 million, for the three months ended March 31, 2017, as compared to the same period in 2016, driven by declines in the U.S. and U.K., slightly offset by an improvement in Brazil. Our U.S. Same Store finance and insurance revenue declined $3.2 million, or 3.7%, primarily due to the 7.1% decrease in total vehicle retail unit sales volume, partially offset by a 3.7% improvement in PRU. In the U.K., our Same Store finance and insurance revenues decreased $0.6 million, or 7.0%, as a 10.3% increase in new and used vehicle retail unit sales volume and improvements in income per contract for our retail finance fees were offset by the impact of the change in exchange rates between periods. On a constant currency basis, our U.K. Same Store finance and insurance revenue increased 7.5% as compared to the same period in 2016. Our Brazil Same Store finance and insurance revenue increased $0.6 million, or 57.8%, for the three months ended March 31, 2017, bolstered by increases in penetration rates and income per contract for our retail finance fees. On a PRU basis, our total Same Store finance and insurance revenues improved 2.0% for the quarter ended March 31, 2017, to $1,410. This improvement can be explained by increases in the U.S. and Brazil of 3.7% and 104.9%, respectively, compared to the same period in 2016. These increases were partially offset by a 15.7% decline in the U.K. primarily explained by an unfavorable change in exchange rates between periods.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended March 31,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Personnel
Same Stores
U.S.	$152,109	(1.0)%	N/A	$153,627
U.K.	19,234	(2.2)%	13.1%	19,666
Brazil	6,136	47.1%	18.8%	4,172
Total Same Stores	177,479	—%	1.0%	177,465
Transactions	6,564			6,667
Total	$184,043	—%	1.3%	$184,132
Advertising
Same Stores
U.S.	$15,975	5.1%	N/A	$15,202
U.K.	1,244	7.4%	24.2%	1,158
Brazil	117	(49.4)%	(59.2)%	231
Total Same Stores	17,336	4.5%	5.5%	16,591
Transactions	437			528
Total	$17,773	3.8%	5.2%	$17,119
Rent and Facility Costs
Same Stores
U.S.	$20,172	0.3%	N/A	$20,110
U.K.	2,804	(10.1)%	3.9%	3,119
Brazil	2,068	30.3%	5.2%	1,587
Total Same Stores	25,044	0.9%	1.1%	24,816
Transactions	2,168			2,613
Total	$27,212	(0.8)%	(0.1)%	$27,429
Other SG&A
Same Stores
U.S.	$47,697	(8.4)%	N/A	$52,088
U.K.	7,904	(2.1)%	13.2%	8,072
Brazil	1,931	2.3%	(18.1)%	1,888
Total Same Stores	57,532	(7.3)%	(5.9)%	62,048
Transactions	3,219			2,936
Total	$60,751	(6.5)%	(4.6)%	$64,984
Total SG&A
Same Stores
U.S.	$235,953	(2.1)%	N/A	$241,027
U.K.	31,186	(2.6)%	12.6%	32,015
Brazil	10,252	30.1%	4.9%	7,878
Total Same Stores	277,391	(1.3)%	(0.2)%	280,920
Transactions	12,388			12,744
Total	$289,779	(1.3)%	0.1%	$293,664

Total Gross Profit
Same Stores
U.S.	$320,187	(2.2)%	N/A	$327,525
U.K.	41,617	(4.1)%	10.9%	43,388
Brazil	11,421	40.2%	13.0%	8,145
Total Same Stores	373,225	(1.5)%	(0.4)%	379,058
Transactions	10,297			10,043
Total	$383,522	(1.4)%	(0.1)%	$389,101
SG&A as a % of Gross Profit
Same Stores
U.S.	73.7%			73.6%
U.K.	74.9%			73.8%
Brazil	89.8%			96.7%
Total Same Stores	74.3%			74.1%
Transactions	120.3%			126.9%
Total	75.6%			75.5%
Adjusted Total SG&A (1)
Same Stores
U.S.	$237,786	(0.2)%	N/A	$238,208
U.K.	31,186	(0.9)%	14.6%	31,454
Brazil	10,252	30.1%	4.9%	7,878
Total Same Stores	279,224	0.6%	1.6%	277,540
Transactions	12,388			13,440
Total	$291,612	0.2%	1.6%	$290,980
Adjusted SG&A as a % of Gross Profit (1)
Same Stores
U.S.	74.3%			72.7%
U.K.	74.9%			72.5%
Brazil	89.8%			96.7%
Total Same Stores	74.8%			73.2%
Transactions	120.3%			133.8%
Total	76.0%			74.8%

Employees	13,700			13,400
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
Our total Same Store SG&A decreased 1.3% for the three months ended March 31, 2017, as compared to the same period in 2016, primarily driven by decreases of 2.6% and 2.1% in the U.K. and U.S., respectively, offset by an increase of 30.1% in Brazil. After adjusting for a pre-tax gain of $1.8 million related to a settlement with an OEM partner, our adjusted total Same Store SG&A increased 0.6% for the three months ended March 31, 2017, as compared to the same period in 2016. Adjusted total Same Store SG&A for three months ended March 31, 2016 excluded non-core items of $2.7 million in deductible charges related to catastrophic events, $0.6 million of costs related to dealership acquisitions and $0.1 million loss related to real estate and dealership dispositions.
Our total Same Store personnel costs remained flat for the three months ended March 31, 2017, as compared to the same period in 2016, as a 2.2% and 1.0% decline in personnel costs in the U.K. and U.S., respectively, were offset by an increase of 47.1% in Brazil. The increase in Same Store personnel costs in Brazil resulted from variable costs associated with an overall increase in gross profit and the favorable change in exchange rates between periods. On a constant currency basis, Same Store personnel costs in the U.K. rose by 13.1%, as a result of increased commission payments in response to an overall improvement in profitability. The decrease in Same Store personnel costs in the U.S. can be explained by a decrease in commission payments as a result of a decline in new and used vehicle retail unit sales.
For the three months ended March 31, 2017, our consolidated Same Store advertising costs increased 4.5% to $17.3 million, reflecting increases of 7.4% and 5.1% in the U.K. and U.S., respectively, offset by a 49.4% decrease in Brazil. These increases in both the U.K and U.S. were largely driven by activity designed to generate incremental sales opportunities and capture market share. The decrease in Brazil Same Store advertising costs is a result of an effort to reduce costs in response to the continued weakness in the Brazilian economy.
Our consolidated Same Store rent and facility costs increased 0.9% to $25.0 million for the three months ended March 31, 2017, as compared to the same period a year ago, reflecting increases of 30.3% and 0.3% in Brazil and U.S., respectively. These increases were offset by a decrease of 10.1% in the U.K. The increase in Brazil resulted from changes in the exchange rates between periods and additional rent expense incurred as a result of annual increases in rent expense and increased building maintenance. The increase in U.S. is due to an increase in building repair costs. The 10.1% decrease in the U.K. is attributable to the change in exchange rates between periods. On a constant currency basis, Same Store rent and facility costs in the U.K. rose 3.9%, as a result of an increase in property taxes and rent expense associated with new facilities.
For the three months ended March 31, 2017, our total Same Store other SG&A decreased 7.3% to $57.5 million as compared to the same period in 2016, primarily driven by 8.4% and 2.1% decreases in the U.S. and U.K., respectively, partially offset by a 2.3% increase in Brazil. The decrease in the U.S. is primarily a result of a reduction in insurance deductible charges relating to catastrophic events that occurred in 2016 and did not repeat at the same levels for 2017, as well as a gain on an OEM settlement recognized in the three months ended March 31, 2017. The decrease in U.K. is due to the change in exchange rates between periods, as Same Store other SG&A increased 13.2% on a constant currency basis. The increase on a constant currency basis in the U.K. is primarily a result of increased technology costs used to enhance our sales processes. The increase in Brazil is also due to the changes in exchange rates between periods, as Same Store other SG&A decreased 18.1% on a constant currency basis.
Our total Same Store SG&A as a percentage of gross profit for the three months ended March 31, 2017, as compared to 2016, increased 20 basis points to 74.3%, primarily driven by a 110 and 10 basis point increases in the U.K. and U.S., respectively, offset by a 6.9% decrease in Brazil. On an adjusted basis, total Same Store SG&A as a percentage of gross profit increased 160 basis points to 74.8% for the first quarter of 2017, primarily driven by an increase of 160 and 240 basis points in the U.K. and U.S., respectively.
Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended March 31,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Same Stores
U.S.	$11,394	10.4%	N/A	$10,323
U.K.	1,344	(0.5)%	15.0%	1,351
Brazil	322	33.1%	7.1%	242
Total Same Stores	13,060	9.6%	10.8%	11,916
Transactions	546			548
Total	$13,606	9.2%	10.7%	$12,464
Our total Same Store depreciation and amortization expense increased 9.6% for the three months ended March 31, 2017, as compared to the same period in 2016, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.

Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended March 31,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Same Stores
U.S.	$10,876	9.3%	N/A	$9,947
U.K.	713	(4.3)%	10.6%	745
Brazil	(77)	71.1%	32.4%	(45)
Total Same Stores	11,512	8.1%	9.3%	10,647
Transactions	430			363
Total	$11,942	8.5%	9.9%	$11,010
Total manufacturer’s assistance	$10,513	(8.7)%	(8.7)%	$11,514
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month London Inter Bank Offered Rate (“LIBOR”) (or Prime rate in some cases) plus a spread in the U.S. and U.K. and a benchmark rate plus a spread in Brazil.
To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of March 31, 2017, we had interest rate swaps with an aggregate notional amount of $819.3 million in effect that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.5%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Our total Same Store floorplan interest expense increased 8.1% to $11.5 million for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was driven by the increase in our Same Store floorplan interest expense in the U.S. of $0.9 million, or 9.3%, due to an increase in LIBOR compared to the same period a year ago. In the U.K., our Same Store floorplan interest expense decreased 4.3%, to $0.7 million, for the three months ended March 31, 2017, due to the change in exchange rates between periods. On a constant currency basis, total Same Store floorplan interest expense in the U.K. increased 10.6%, driven by increases in both the weighted average borrowings and interest rates. In Brazil, our Same Store floorplan interest expense declined 71.1% for the three months ended March 31, 2017, primarily as a result of improvements in vehicle inventory management processes and the execution of strategic cash management policies.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit and our other long-term debt, partially offset by interest income. For the three months ended March 31, 2017, other interest expense increased $0.1 million, or 0.4%, to $17.0 million, as compared to the same period in 2016. This increase was primarily attributable to an increase in weighted average borrowings associated with real estate and other long-term debt.
Provision for Income Taxes
Our provision for income taxes decreased $2.6 million to $17.3 million for the three months ended March 31, 2017, as compared to the same period in 2016. This decrease was primarily due to the decline of pretax book income, coupled with a lower effective tax rate. For the three months ended March 31, 2017, our effective tax rate decreased to 33.7% from 36.6% as compared to the same period in 2016. This decrease was primarily due to the mix effect resulting from proportionately more pretax income generated in our U.K. region, excess tax deductions for restricted stock resulting from the adoption of ASU 2016-09 and the tax impact of dealership dispositions in Brazil, partially offset by taxes provided for in U.S. state jurisdictions and valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil.
On an adjusted basis, for the three months ended March 31, 2017, our effective adjusted tax rate decreased to 33.6% from 35.8% as compared to the same period in 2016. This decrease was due to the aforementioned items related to the tax rates.
We expect our effective tax rate for the remainder of 2017 will be approximately 36.0%. We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income and taxes available in carry back periods.

Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line and FMCC Facility (defined below) levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital and dealership and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for the remainder of 2017. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2017 change, we may need to access the private or public capital markets to obtain additional funding.
Cash on Hand. As of March 31, 2017, our total cash on hand was $33.8 million. The balance of cash on hand excludes $123.9 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility (defined below) as of March 31, 2017. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
Cash Flows. With respect to all new vehicle floorplan borrowings in the normal course of business, the manufacturers of the vehicles draft our credit facilities directly. No cash flows to or from us. With respect to borrowings for used vehicle financing, we finance up to 85% of the value of our used vehicle inventory in the U.S., and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (defined below) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. and Brazil unaffiliated with our manufacturer partners (collectively, "Non-OEM Floorplan Credit Facilities"), are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure "Adjusted net cash provided by operating activities," which makes such reclassification, to further evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
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

	Three Months Ended March 31,
GAAP Basis	2017	2016
	(In thousands)
Net cash provided by operating activities	$71,561	$116,075
Net cash used in investing activities	(41,880)	(71,047)
Net cash used in financing activities	(17,163)	(36,525)
Effect of exchange rate changes on cash	260	841
Net increase in cash and cash equivalents	$12,778	$9,344

	Three Months Ended March 31,
Adjusted, Non-GAAP Basis	2017	2016
	(In thousands)
Adjusted net cash provided by operating activities	$106,414	$98,648
Adjusted net cash used in investing activities	(41,880)	(75,469)
Adjusted net cash used in financing activities	(52,016)	(14,676)
Effect of exchange rate changes on cash	260	841
Net increase in cash and cash equivalents	$12,778	$9,344
Sources and Uses of Liquidity from Operating Activities
For the three months ended March 31, 2017, we generated $71.6 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $106.4 million in net cash flow from operating activities, primarily consisting of $33.9 million in net income, as well as non-cash adjustments related to depreciation and amortization of $13.6 million, stock-based compensation of $6.1 million, deferred income taxes of $5.5 million, and a $47.5 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $21.5 million from the net decrease in accounts and notes receivable, $9.2 million from increases in accounts payable and accrued expenses, $56.1 million from decreases of vehicle receivables and contracts-in-transit, $3.4 million from the net decrease in prepaid expenses and other assets, and $31.7 million from the net increase in floorplan borrowings. These cash inflows were partially offset by adjusted cash outflows of $74.3 million from increases of inventory levels.
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
Working Capital. At March 31, 2017, we had $131.8 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the three months ended March 31, 2017, we used $41.9 million in net cash flow for investing activities, primarily consisting of $46.5 million for purchases of property and equipment and to construct new and improve existing facilities. Within this total, $27.6 million was used for capital expenditures, $10.3 million was used for the purchase of real estate associated with existing dealership operations and $8.6 million represents the net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $2.2 million related to dispositions of franchises and fixed assets and $2.4 million related to other items.
During the three months ended March 31, 2016, we used $71.0 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $75.5 million in net cash flow for investing activities. Included in the total cash used for the three months ended March 31, 2016, we used $51.1 million of adjusted cash flows for dealership acquisition activity. We also used $33.7 million during the first three months of 2016 for purchases of property and equipment and to construct new and improve existing facilities, consisting of $20.7 million for capital expenditures, $2.6 million for the purchase of real estate associated with existing dealership operations and a $10.4 million net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $9.4 million related to dispositions of franchises and fixed assets.
Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2017 will be less than $130.0 million which could generally be funded from excess cash.
Acquisitions. We evaluate the expected return on investment in our consideration of potential business purchases. In general, the purchase price, excluding real estate and floorplan liabilities, is approximately 15% to 20% of the annual revenue. Cash needed to complete our acquisitions normally comes from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities, term loans and our Acquisition Line (defined below).
Sources and Uses of Liquidity from Financing Activities
For the three months ended March 31, 2017, we used $17.2 million in net cash flow from financing activities. On an adjusted basis for the same period, we used $52.0 million in net cash flow from financing activities, primarily related to cash outflows of $38.8 million in adjusted net payments on our Floorplan Line (representing the net cash activity in our floorplan offset accounts), $6.8 million for principal payments of long-term debt related to real estate loans and $5.2 million for dividend payments.
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
Revolving Credit Facility. Our revolving credit facility provides a total borrowing capacity of $1.8 billion and expires on June 17, 2021 (the "Revolving Credit Facility"). The Revolving Credit Facility, which is comprised of 24 financial institutions, including six manufacturer-affiliated finance companies, consists of two tranches, providing a maximum of $1.75 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $360.0 million and a minimum of $50.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.8 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or British pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $2.1 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the LIBOR plus 125 basis points for new vehicle inventory and the LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points, depending on our total adjusted leverage ratio, for borrowings in U.S. dollars and a LIBOR equivalent plus 125 to 250 basis points, depending on our total adjusted leverage ratio, on borrowings in euros or British pound sterling. The Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. The Acquisition Line also requires a commitment fee ranging from 0.20% to 0.45% per annum, depending on our total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
After considering the outstanding balance of $1,066.6 million at March 31, 2017, we had $373.4 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $373.4 million available borrowings under the Floorplan Line was $97.1 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 2.2% as of March 31, 2017, excluding the impact of our interest rate derivative instruments. With regards to the Acquisition Line, there were no borrowings outstanding as of March 31, 2017. After considering $29.3 million of outstanding letters of credit and other factors included in our available borrowing base calculation, there was $330.7 million of available borrowing capacity under the Acquisition Line as of March 31, 2017. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of

$208.5 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on April 1, 2014 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock after June 2, 2014 and ending on the date of determination less (c) cash dividends and share repurchases after June 2, 2014 (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of March 31, 2017, the Credit Facility Restricted Payment Basket totaled $142.7 million.
As of March 31, 2017, we were in compliance with all our financial covenants, including:

	As of March 31, 2017
	Required	Actual
Total Adjusted Leverage Ratio	< 5.50	3.70
Fixed Charge Coverage Ratio	> 1.20	2.46
Based upon our current five-year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our floorplan financing arrangement ("FMCC Facility") with Ford Motor Credit Company ("FMCC") provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days' notice by either party. As of March 31, 2017, we had an outstanding balance of $162.3 million under the FMCC Facility with an available floorplan borrowing capacity of $137.7 million. Included in the $137.7 million available borrowings under the FMCC Facility was $26.8 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.50% before considering the applicable incentives as of March 31, 2017.
The following table summarizes the position of our U.S. credit facilities as of March 31, 2017.

	As of March 31, 2017
U.S. Credit Facilities	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,440,000	$1,066,607	$373,393
Acquisition Line (2)	360,000	29,321	330,679
Total Revolving Credit Facility	1,800,000	1,095,928	704,072
FMCC Facility (3)	300,000	162,341	137,659
Total U.S. Credit Facilities (4)	$2,100,000	$1,258,269	$841,731

(1)	The available balance at March 31, 2017 includes $97.1 million of immediately available funds.

(2)	The outstanding balance of $29.3 million is related to outstanding letters of credit as of March 31, 2017. The available borrowings may be limited from time to time, based on certain debt covenants.

(3)	The available balance at March 31, 2017 includes $26.8 million of immediately available funds.

(4)
The outstanding balance excludes $209.9 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Other Inventory Credit Facilities. We have credit facilities with BMW Financial Services NA, LLC ("BMWFS"), Volkswagen Finance, FMCC and a third-party financial institution for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities range from 1.25% to 3.95%. As of March 31, 2017, borrowings outstanding under these facilities totaled $91.5 million.
We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our Brazilian operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of March 31, 2017, the annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, range from 16.66% to 23.14%. As of March 31, 2017, borrowings outstanding under these facilities totaled $15.4 million.

Other Inventory Financing Arrangements. Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of March 31, 2017, the interest rate charged on borrowings related to our rental vehicle fleet varies up to 5.50%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time. As of March 31, 2017, borrowings outstanding under these facilities totaled $103.0 million.
5.00% Senior Notes. On June 2, 2014, we issued $350.0 million aggregate principal amount of our 5.00% senior notes due June 1, 2022 ("5.00% Notes"). Subsequently, on September 9, 2014, we issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. Using proceeds of certain equity offerings, we may redeem up to 35.0% of the 5.00% Notes prior to June 1, 2017, subject to certain conditions, at a redemption price equal to 105% of principal amount of the 5.00% Notes plus accrued and unpaid interest. Otherwise, we may redeem some or all of the 5.00% Notes prior to June 1, 2017 at a redemption price equal to 100% of the principal amount of the 5.00% Notes redeemed, plus an applicable premium, and plus accrued and unpaid interest. On or after June 1, 2017, we may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.00% Notes if we sell certain assets or trigger the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt. The 5.00% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.00% Notes is the same as under the Credit Facility Restricted Payment Basket. The 5.00% Notes were registered with the Securities and Exchange Commission in June 2015. The 5.00% Notes are presented net of unamortized underwriters' fees, discount and debt issuance costs, which are being amortized over a period of eight years in conjunction with the term of the 5.00% Notes, of $9.1 million as of March 31, 2017.
5.25% Senior Notes. On December 8, 2015, we issued $300.0 million aggregate principal amount of our 5.25% senior notes due to mature on December 15, 2023 ("5.25% Notes") in a private placement exempt from the registration requirements of the SEC. The 5.25% Notes and the related guarantees have not been, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. The 5.25% Notes pay interest semiannually, in arrears, in cash on each June 15 and December 15, beginning June 15, 2016. Using proceeds of certain equity offerings, we may redeem up to 35.0% of the 5.25% Notes prior to December 15, 2018, subject to certain conditions, at a redemption price equal to 105.25% of principal amount of the 5.25% Notes plus accrued and unpaid interest. Otherwise, we may redeem some or all of the 5.25% Notes prior to December 15, 2018 at a redemption price equal to 100% of the principal amount of the 5.25% Notes redeemed, plus an applicable make-whole premium, plus accrued and unpaid interest. On or after December 15, 2018, we may redeem some or all of the 5.25% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.25% Notes if we sell certain assets or trigger the change in control provisions defined in the 5.25% Notes indenture. The 5.25% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt. The 5.25% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.25% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.25% Notes is the same as under the Credit Facility Restricted Payment Basket. The 5.25% Notes are presented net of unamortized underwriters' fees and debt issuance costs, which are being amortized over a period of eight years in conjunction with the term of the 5.25% Notes, of $4.3 million as of March 31, 2017.
Real Estate Related and Other Long-Term Debt. We have entered into separate term mortgage loans in the U.S. with three of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation, BMWFS and FMCC, as well as several third-party financial institutions. These mortgage loans may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each mortgage loan was made in connection with, and is secured by mortgage liens on, the real property owned by us that is mortgaged under the loans. These mortgage loans bear interest at fixed rates between 3.00% and 4.69%, and at variable indexed rates plus a spread between 1.50% and 2.50% per annum and mature between November 2017 and December 2024. As of March 31, 2017, the aggregate outstanding balance under these mortgage loans was $317.4 million, with $29.1 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
Additionally, we have entered into 13 separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by our U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are denominated in British pound sterling and are being repaid in monthly installments that will mature by September 2034. As of March 31, 2017, borrowings under the U.K. Notes totaled $49.9 million, with $4.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We have a revolving working capital loan agreement with a third-party financial institution in the U.K. As of March 31, 2017, short-term borrowings under the U.K. third-party loan totaled $7.4 million. For the three months ended March 31, 2017, we made no additional borrowings and principal payments.
We have also entered into a separate term mortgage loan in Brazil with a third-party financial institution to finance the purchase and construction of dealership properties (the "Brazil Note"). The Brazil Note is denominated in Brazilian real and is secured by one of our Brazilian properties as purchased and/or constructed, as well as a guarantee from us. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of March 31, 2017, borrowings under the Brazil Note totaled $3.8 million, with $0.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We also have a working capital loan agreement with a third-party financial institution in Brazil. The principal balance on this loan is due by February 2020 with interest only payments being made quarterly until the due date. As of March 31, 2017, borrowings under the Brazilian third-party loan totaled $7.0 million classified as long-term debt in the accompanying Consolidated Balance Sheets.
Stock Issuances. No shares of our common stock were issued during the three months ended March 31, 2017 or March 31, 2016.
Stock Repurchases. From time to time, our Board of Directors gives authorization to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. We issue new shares or treasury shares, if available, when restricted stock vests. With respect to shares issued under the Employee Stock Purchase Plan, as amended (the "Purchase Plan", formerly named the 1998 Employee Stock Purchase Plan), our Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
In February 2016, our Board of Directors approved a new authorization of $150.0 million of our common shares, replacing the authorization remaining at that time. Under the authorization, we repurchased 2,282,579 shares during 2016 at an average price of $55.90 per share, for a total of $127.6 million, leaving $22.4 million available for future repurchases. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors. We did not purchase any shares during the three months ended March 31, 2017.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility, certain mortgage loans, 5.00% Notes and 5.25% Notes in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock. As of March 31, 2017, the restricted payment baskets limit us to $142.7 million in restricted payments. Generally, these restricted payment baskets will increase in future periods by 50.0% of our future cumulative net income, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases. For the three months ended March 31, 2017, we paid dividends of $5.0 million to common stock shareholders and $0.2 million to unvested restricted stock award holders.
Non-GAAP Financial Measures
In addition to evaluating the financial condition and results of our operations in accordance with U.S. GAAP, from time to time our management evaluates and analyzes results and any impact on the Company of strategic decisions and actions relating to, among other things, cost reduction, growth, and profitability improvement initiatives, and other events outside of normal, or "core," business and operations, by considering alternative financial measures not prepared in accordance with U.S. GAAP. In our evaluation of results from time to time, we exclude items that do not arise directly from core operations, such as non-cash asset impairment charges, gains and losses on dealership franchise or real estate transactions, and catastrophic weather events, such as hail storms, hurricanes, and snow storms. Because these non-core charges and gains materially affect the Company's financial condition or results in the specific period in which they are recognized, management also evaluates, and makes resource allocation and performance evaluation decisions based on, the related non-GAAP measures excluding such items. This includes evaluating measures such as adjusted selling, general and administrative expenses, adjusted net income, adjusted diluted income per share, adjusted cash flows from operating, investing and financing activities and constant currency. These adjusted measures are not measures of financial performance under U.S. GAAP, but are instead considered non-GAAP financial performance measures. Non-GAAP measures do not have definitions under U.S. GAAP and may be defined differently by and not be comparable to similarly titled measures used by other companies. As a result, any non-GAAP financial measures considered and evaluated by management are reviewed in conjunction with a review of the most directly comparable measures calculated in accordance with U.S. GAAP. We caution investors not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable U.S. GAAP measures.
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

The following tables reconcile certain reported non-GAAP measures to the most comparable U.S. GAAP measure from our Statements of Operations by segment and on a consolidated basis (dollars in thousands, except per share amounts). Only adjusted amounts are reconciled below:

		U.S. Adjustments for
	Three Months Ended March 31, 2017
	U.S. GAAP	Legal settlement	Non-GAAP Adjusted
Selling, general and administrative expenses	$236,273	$1,833	$238,106
Income (loss) from operations	72,756	(1,833)	70,923
Income (loss) before income taxes	45,606	(1,833)	43,773
Benefit (provision) for income taxes	(16,347)	696	(15,651)
Net income (loss)	$29,259	$(1,137)	$28,122

SG&A as % Gross Profit:	73.7		74.3
Operating Margin %:	3.7		3.6
Pretax Margin %:	2.3		2.2

Same Store SG&A	$235,953	$1,833	$237,786
Same Store SG&A as % Gross Profit:	73.7		74.3

Same Store income (loss) from operations	$72,840	$(1,833)	$71,007
Same Store Operating Margin %:	3.7		3.6

		Consolidated Adjustments for
	Three Months Ended March 31, 2017
	U.S. GAAP	Legal settlements (1)	Non-GAAP Adjusted
Selling, general and administrative expenses	$289,779	$1,833	$291,612
Income (loss) from operations	80,137	(1,833)	78,304
Income (loss) before income taxes	51,196	(1,833)	49,363
Benefit (provision) for income taxes	(17,257)	696	(16,561)
Net income (loss)	$33,939	$(1,137)	$32,802
Less: Adjusted earnings (loss) allocated to participating securities	1,250	(44)	1,206
Adjusted net income (loss) available to diluted common shares	$32,689	$(1,093)	$31,596

Diluted income (loss) per common share	$1.58	$(0.05)	$1.53

Effective tax rate %	33.7		33.6

SG&A as % Gross Profit:	75.6		76.0
Operating Margin %:	3.2		3.1
Pretax Margin %:	2.0		2.0

Same Store SG&A	$277,391	$1,833	$279,224
Same Store SG&A as % Gross Profit:	74.3		74.8

Same Store income (loss) from operations	$82,774	$(1,833)	$80,941
Same Store Operating Margin %:	3.4		3.3
(1) For the three months ended March 31, 2017, we recognized a net pre-tax gain related to a settlement with an OEM of $1.8 million.

		U.S. Adjustments for
	Three Months Ended March 31, 2016
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Acquisition costs	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$245,838	$(2,655)	$933	$(30)	$—	$244,086
Asset impairments	509	—	—	—	(509)	—
Income (loss) from operations	75,766	2,655	(933)	30	509	78,027
Income (loss) before income taxes	50,204	2,655	(933)	30	509	52,465
Benefit (provision) for income taxes	(18,830)	(996)	351	(13)	(194)	(19,682)
Net income (loss)	$31,374	$1,659	$(582)	$17	$315	$32,783

SG&A as % Gross Profit:	73.9					73.4
Operating Margin %:	3.6					3.7
Pretax Margin %:	2.4					2.5

2016 v. 2017
Same Store SG&A	$241,027	$(2,655)	$(134)	$(30)	$—	$238,208
Same Store SG&A as % Gross Profit:	73.6					72.7

Same Store income from operations	$75,665	$2,655	$134	$30	$510	$78,994
Same Store Operating Margin %:	3.7					3.9

		U.K. Adjustments for
	Three Months Ended March 31, 2016
	U.S. GAAP	Acquisition costs	Non-GAAP Adjusted
Selling, general and administrative expenses	$37,436	$(561)	$36,875
Income from operations	7,722	561	8,283
Income before income taxes	5,520	561	6,081
Net income	$4,350	$561	$4,911

SG&A as % Gross Profit:	80.1		78.9
Operating Margin %:	1.8		1.9
Pretax Margin %:	1.3		1.4

2016 v. 2017
Same Store SG&A	$32,015	$(561)	$31,454
Same Store SG&A as % Gross Profit:	73.8		72.5

Same Store income from operations	$10,022	$561	$10,583
Same Store Operating Margin %:	2.5		2.6

		Brazil Adjustments for
	Three Months Ended March 31, 2016
	U.S. GAAP	Gain / loss on real estate and dealership transactions	Non-GAAP Adjusted
Selling, general and administrative expenses	$10,390	$(371)	$10,019
Asset impairments	423	(423)	—
Income (loss) from operations	(1,447)	794	(653)
Income (loss) before income taxes	(1,622)	794	(828)
Net income (loss)	$(1,433)	$794	$(639)

SG&A as % Gross Profit:	107.7		103.9
Operating Margin %:	(1.5)		(0.7)
Pretax Margin %:	(1.7)		(0.9)

2016 v. 2017
Same Store income (loss) from operations	$25	$—	$25
Same Store Operating Margin %:	—		—

		Consolidated Adjustments for
		Three Months Ended March 31, 2016
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Acquisition costs	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$293,664	$(2,655)	$562	$(591)	$—	$290,980
Asset impairments	932	—	(423)	—	(509)
Income (loss) from operations	82,041	2,655	(139)	591	509	85,657
Income (loss) before income taxes	54,102	2,655	(139)	591	509	57,718
Benefit (provision) for income taxes	(19,811)	(996)	351	(13)	(194)	(20,663)
Net income	34,291	1,659	212	578	315	37,055
Less: Adjusted earnings allocated to participating securities	1,348	65	8	23	13	1,457
Adjusted net income available to diluted common shares	$32,943	$1,594	$204	$555	$302	$35,598

Diluted income per common share	$1.47	$0.07	$0.01	$30	$0.01	$1.59

Effective tax rate %	36.6					35.8

SG&A as % Gross Profit:	75.5					74.8
Operating Margin %:	3.1					3.3
Pretax Margin %:	2.1					2.2

2016 v. 2017
Same Store SG&A	$280,920	$(2,655)	$(134)	$(591)	$—	$277,540
Same Store SG&A as % Gross Profit:	74.1					73.2

Same Store income (loss) from operations	$85,712	$2,655	$134	$(591)	$510	$89,602
Same Store Operating Margin %:	3.4					3.5

The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	% Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$71,561	$116,075	(38.3)
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition related activity	34,853	(21,927)
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	—	4,500
Adjusted net cash provided by operating activities	$106,414	$98,648	7.9
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(41,880)	$(71,047)	(41.1)
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	—	(4,422)
Adjusted net cash used in investing activities	$(41,880)	$(75,469)	(44.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used in financing activities	$(17,163)	$(36,525)	(53.0)
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	(34,853)	21,849
Adjusted net cash used in financing activities	$(52,016)	$(14,676)	254.4
Item 3. Quantitative and Qualitative Disclosures About Market Risk
This Quantitative and Qualitative Disclosures About Market Risk contains information about our market-sensitive financial instruments that constitute forward-looking statements. See “Cautionary Statement about Forward-Looking Statements.”
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided about foreign currency exchange rates and financial instruments to which we are a party at March 31, 2017, and from which we may incur future gains or losses from changes in market interest rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of March 31, 2017, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $559.5 million and $540.9 million, respectively. At December 31, 2016, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $548.4 million and $540.5 million, respectively. As of March 31, 2017, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $303.8 million and $295.7 million, respectively. At December 31, 2016, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $297.8 million and $295.6 million, respectively. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $92.1 million and $93.9 million as of March 31, 2017 and December 31, 2016, respectively. The fair value of such fixed interest rate borrowings was $92.5 million and $94.5 million as of March 31, 2017 and December 31, 2016, respectively.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
We use interest rate swaps to adjust our exposure to interest rate movements, when appropriate, based upon market conditions. As of March 31, 2017, we held interest rate swaps in effect with aggregate notional amounts of $819.3 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.5%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate real estate related borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of March 31, 2017, net unrealized losses, net of income taxes, totaled $6.7 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of March 31, 2017, all of our derivative contracts were determined to be effective. In addition to the $819.3 million of swaps in effect as of March 31, 2017, we also held 12 interest rate swaps with forward start dates between December 2017 and December 2020 and expiration dates between December 2020 and December 2030. As of March 31, 2017, the aggregate notional amount of these swaps was $625.0 million with a weighted average interest rate of 2.2%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2030 does not exceed $912.7 million.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions):

	Q1 2017	Q2 2017	Q3 2017	Q4 2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030
Weighted average notional amount in effect during the period	$818	$819	$818	$816	$816	$912	$560	$428	$163	$129	$125	$100	$100	$100	$100	$100	$100
Weighted average interest rate during the period	2.54%	2.54%	2.54%	2.54%	2.59%	2.28%	2.19%	1.75%	1.72%	1.80%	1.81%	1.81%	1.85%	1.85%	1.85%	1.85%	1.85%
As of March 31, 2017, we had $1,583.7 million of variable-rate borrowings outstanding. Based on the average amount of variable-rate borrowings outstanding as of March 31, 2017, and before the impact of our interest rate swaps described above, a 100 basis-point change in interest rates would have resulted in an approximate $15.8 million change to our annual interest expense. After consideration of the average interest rate swaps described in effect during three months ended March 31, 2017, a 100 basis-point change would have yielded a net annual change of $7.6 million in annual interest expense. This interest rate sensitivity increased from March 31, 2016 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended March 31, 2017, we recognized $10.5 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 88.0% of our floorplan interest expense for the first quarter of 2017 to 139.9% for the third quarter of 2015. In the U.S., manufacturer's interest assistance was 94.5% of floorplan interest expense in the first quarter of 2017. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical practice of the OEMS, that an increase in prevailing interest rates would result in increased assistance from certain manufacturers over time.
Foreign Currency Exchange Rates. As of March 31, 2017, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may temporarily impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in a $40.9 million decrease to our revenues for the three months ended March 31, 2017. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in a $9.1 million decrease to our revenues for the three months ended March 31, 2017. We believe that inflation rates over the last few years have not had a significant impact on our consolidated revenues or profitability. We do not expect inflation to have near-term material effects on the sale of our products and services on a consolidated basis; however, we cannot be sure there will be no such effect in the future. We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.
For additional information about our market sensitive financial instruments please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations," "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to “Item 8. Financial Statements and Supplementary Data” in our 2016 Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2017, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In late June 2016, Volkswagen agreed to pay up to an aggregate of $14.7 billion to settle claims stemming from the diesel emissions scandal. In October 2016, we received notification from Volkswagen that we are entitled to receive, in the aggregate, approximately $13.2 million in connection with our current and prior ownership of seven Volkswagen dealerships in the U.S. We accepted and executed the offer in the fourth quarter of 2016 and received half of the compensation in a lump sum amount in January 2017. We had received two of the remaining 18 monthly installments as of March 31, 2017. Also, in conjunction with the Volkswagen diesel emissions scandal, Volkswagen agreed in March 2017 to settle allegations of damages by us relative to our three Audi branded dealerships.
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
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2016 Form 10-K. Readers should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2016 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2016 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands, excluding commissions)
January 1 - January 31, 2017	—	$—	—	$22,394
February 1 - February 28, 2017	—	$—	—	$22,394
March 1 - March 31, 2017	—	$—	—	$22,394
Total	—	$—	—
(1) In February 2016, the Board of Directors approved a new authorization of $150.0 million, replacing the authorization remaining at that time. Under the authorization, we repurchased 2,282,579 shares during 2016 at an average price of $55.90 per share, for a total of $127.6 million, leaving $22.4 million available for future repurchases. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors. As shown in the table above, we did not purchase any shares during the three months ended March 31, 2017.

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
Date: May 3, 2017

EXHIBIT INDEX

Exhibit Number		Description

3.1	—
Amended and Restated Certificate of Incorporation of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)

3.2	—
Third Amended and Restated Bylaws of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 3.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 6, 2015)

10.1†
Group 1 Automotive, Inc. 2017 Short Term Incentive Plan Guidelines (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.'s Current Report on Form 8-K (File No. 001-134561) filed March 3, 2017

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