Form 10-Q
period 2017-06-30
GROUP 1 AUTOMOTIVE INC
filed 2017-08-02
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of July 31, 2017, the registrant had 20,855,190 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,573	$20,992
Contracts-in-transit and vehicle receivables, net	217,378	269,508
Accounts and notes receivable, net	158,542	173,364
Inventories, net	1,803,909	1,651,815
Prepaid expenses and other current assets	87,470	34,908
Total current assets	2,293,872	2,150,587
PROPERTY AND EQUIPMENT, net	1,167,345	1,125,883
GOODWILL	878,776	876,763
INTANGIBLE FRANCHISE RIGHTS	285,689	284,876
OTHER ASSETS	18,903	23,794
Total assets	$4,644,585	$4,461,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility and other	$1,214,084	$1,136,654
Offset account related to floorplan notes payable - credit facility	(55,579)	(59,626)
Floorplan notes payable - manufacturer affiliates	430,619	392,661
Offset account related to floorplan notes payable - manufacturer affiliates	(21,000)	(25,500)
Current maturities of long-term debt and short-term financing	53,184	72,419
Current liabilities from interest rate risk management activities	1,626	3,941
Accounts payable	330,747	356,099
Accrued expenses	173,173	176,469
Total current liabilities	2,126,854	2,053,117
LONG-TERM DEBT, net of current maturities	1,263,845	1,212,809
DEFERRED INCOME TAXES	174,220	161,502
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	18,065	20,470
OTHER LIABILITIES	89,953	83,805
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000 shares authorized; 25,565 and 25,663 issued, respectively	256	257
Additional paid-in capital	287,410	290,899
Retained earnings	1,116,195	1,053,301
Accumulated other comprehensive loss	(136,268)	(146,944)
Treasury stock, at cost; 4,702 and 4,258 shares, respectively	(295,945)	(267,313)
Total stockholders’ equity	971,648	930,200
Total liabilities and stockholders’ equity	$4,644,585	$4,461,903

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,448,768	$1,540,759	$2,785,981	$2,950,609
Used vehicle retail sales	685,949	715,778	1,346,876	1,403,949
Used vehicle wholesale sales	99,377	96,279	203,534	197,871
Parts and service sales	331,631	322,073	651,329	630,665
Finance, insurance and other, net	106,470	107,560	203,304	207,710
Total revenues	2,672,195	2,782,449	5,191,024	5,390,804
COST OF SALES:
New vehicle retail sales	1,373,857	1,459,611	2,641,843	2,797,734
Used vehicle retail sales	641,036	667,513	1,256,958	1,306,484
Used vehicle wholesale sales	99,644	96,331	203,701	196,474
Parts and service sales	152,766	148,875	300,108	290,891
Total cost of sales	2,267,303	2,372,330	4,402,610	4,591,583
GROSS PROFIT	404,892	410,119	788,414	799,221
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	298,568	299,022	588,347	592,687
DEPRECIATION AND AMORTIZATION EXPENSE	14,093	12,713	27,699	25,177
ASSET IMPAIRMENTS	—	1,024	—	1,956
INCOME FROM OPERATIONS	92,231	97,360	172,368	179,401
OTHER EXPENSE:
Floorplan interest expense	(13,226)	(11,593)	(25,168)	(22,603)
Other interest expense, net	(17,315)	(16,705)	(34,314)	(33,634)
INCOME BEFORE INCOME TAXES	61,690	69,062	112,886	123,164
PROVISION FOR INCOME TAXES	(22,557)	(22,482)	(39,814)	(42,293)
NET INCOME	$39,133	$46,580	$73,072	$80,871
BASIC EARNINGS PER SHARE	$1.84	$2.12	$3.42	$3.57
Weighted average common shares outstanding	20,516	21,057	20,604	21,753
DILUTED EARNINGS PER SHARE	$1.84	$2.12	$3.42	$3.57
Weighted average common shares outstanding	20,522	21,070	20,609	21,762
CASH DIVIDENDS PER COMMON SHARE	$0.24	$0.23	$0.48	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited, in thousands)
NET INCOME	$39,133	$46,580	$73,072	$80,871
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	4,462	(6,068)	8,600	(3,913)
Net unrealized gain (loss) on interest rate risk management activities:
Unrealized loss arising during the period, net of tax benefit of $1,542, $3,373, $1,308 and $10,058, respectively	(2,570)	(5,621)	(2,180)	(16,763)
Reclassification adjustment for loss included in interest expense, net of tax provision of $1,193, $1,285, $2,554 and $2,553, respectively	1,989	2,141	4,256	4,256
Unrealized gain (loss) on interest rate risk management activities, net of tax	(581)	(3,480)	2,076	(12,507)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	3,881	(9,548)	10,676	(16,420)
COMPREHENSIVE INCOME	$43,014	$37,032	$83,748	$64,451

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount					Total
	(Unaudited, in thousands)
BALANCE, December 31, 2016	25,663	$257	$290,899	$1,053,301	$(146,944)	$(267,313)	$930,200
Net income	—	—	—	73,072	—	—	73,072
Other comprehensive income, net	—	—	—	—	10,676	—	10,676
Acquisition of treasury stock	—	—	—	—	—	(41,015)	(41,015)
Net issuance of treasury shares to employee stock compensation plans	(98)	(1)	(13,927)	—	—	12,383	(1,545)
Stock-based compensation	—	—	10,438	—	—	—	10,438
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(10,178)	—	—	(10,178)
BALANCE, June 30, 2017	25,565	$256	$287,410	$1,116,195	$(136,268)	$(295,945)	$971,648

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,072	$80,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,699	25,177
Deferred income taxes	11,095	7,984
Asset impairments	—	1,956
Stock-based compensation	10,459	10,169
Amortization of debt discount and issue costs	1,849	2,085
Gain on disposition of assets	(314)	(617)
Other	(676)	584
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	(28,480)	15,473
Accounts and notes receivable	13,582	8,564
Inventories	(142,165)	(22,080)
Contracts-in-transit and vehicle receivables	53,405	44,667
Prepaid expenses and other assets	(2,377)	15,573
Floorplan notes payable - manufacturer affiliates	37,779	(17,268)
Deferred revenues	(243)	(271)
Net cash provided by operating activities	54,685	172,867
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(95)	(54,739)
Proceeds from disposition of franchises, property and equipment	2,582	13,985
Purchases of property and equipment, including real estate	(67,266)	(70,272)
Deposits for real estate and dealership acquisitions	(57,099)	(193)
Other	2,074	3,349
Net cash used in investing activities	(119,804)	(107,870)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	3,369,580	3,373,126
Repayments on credit facility - floorplan line and other	(3,288,367)	(3,325,917)
Borrowings on credit facility - acquisition line	47,509	150,020
Repayments on credit facility - acquisition line	(15,000)	(140,020)
Borrowings on other debt	5,137	19,653
Principal payments on other debt	(542)	(22,248)
Borrowings on debt related to real estate, net of debt issue costs	12,901	30,754
Principal payments on debt related to real estate	(13,897)	(12,215)
Employee stock purchase plan purchases, net of employee tax withholdings	2,487	136
Repurchases of common stock, amounts based on settlement date	(39,025)	(115,246)
Tax effect from stock-based compensation	—	(85)
Dividends paid	(10,200)	(10,124)
Other	—	(3,159)
Net cash provided by (used in) financing activities	70,583	(55,325)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	117	2,256
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,581	11,928
CASH AND CASH EQUIVALENTS, beginning of period	20,992	13,037
CASH AND CASH EQUIVALENTS, end of period	$26,573	$24,965
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable	$11,105	$21,241

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
The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. As of June 30, 2017, the Company’s U.S. retail network consisted of 112 dealerships within the following states: Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, Oklahoma, South Carolina, and Texas. The President of U.S. Operations reports directly to the Company's Chief Executive Officer and is responsible for the overall performance of the region, as well as for overseeing the market directors and dealership general managers. In addition, as of June 30, 2017, the Company had two international regions: (a) the U.K., which consisted of 31 dealerships and (b) Brazil, which consisted of 16 dealerships. The operations of the Company's international regions are structured similar to the U.S. region, each with a regional vice president reporting directly to the Company's Chief Executive Officer.
The Company's operating results are generally subject to seasonal variations, as well as changes in the economic environment. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. For the U.K., the first and third quarters tend to be stronger, driven by the vehicle license plate change months of March and September. For Brazil, the Company expects higher volumes in the third and fourth calendar quarters. The first quarter in Brazil is generally the weakest, driven by more consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic conditions, manufacturer incentive programs and changes in current exchange rates may exaggerate seasonal or cause counter-seasonal fluctuations in the Company's revenues and operating income.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The amendment replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The standard will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted for periods after December 15, 2018. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements or results of operations and does not expect the amendments in this ASU to materially impact its consolidated financial statements.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this update provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance of Topic 718 to a change to the terms or conditions of a share-based payment award. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: 1) the award's fair value (or calculated value or intrinsic value, if those measurement methods are used), 2) the award's vesting conditions, and 3) the award's classification as an equity or liability instrument. The amendments in this ASU should be applied prospectively and are effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements as it will depend on the facts and circumstances of any specific future transactions.
2. ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2017, the Company opened one dealership for one awarded franchise in the U.K., opened one dealership for one awarded franchise in the U.S. and added motorcycles to an existing BMW dealership in Brazil. In addition, during the six months ended June 30, 2017, the Company disposed of two dealerships in Brazil representing two franchises.
During the six months ended June 30, 2016, the Company acquired 12 U.K. dealerships, inclusive of 15 franchises. The Company also acquired one dealership and opened two dealerships in Brazil for two acquired and two previously awarded franchises. Aggregate consideration paid for these dealerships totaled $60.4 million, including the associated real estate and goodwill. Also, included in the consideration paid was $3.9 million of cash received in the acquisition of the dealerships and a payable to the seller as of June 30, 2016 of $1.8 million. The purchase price was allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. In addition, during the six months ended June 30, 2016, the Company disposed of two U.S. dealerships and four dealerships in Brazil. As a result of these

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

U.S. and Brazil dispositions, a net pretax gain of $0.7 million and a net pretax loss of $1.4 million, respectively, were recognized for the six months ended June 30, 2016.
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
The related gains or losses on these interest rate derivative instruments are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the Company’s accompanying Consolidated Statements of Operations. All of the Company’s interest rate derivative instruments are designated as cash flow hedges. As of June 30, 2017, all of the Company’s derivative instruments that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for both the three and six months ended June 30, 2017 or 2016, respectively.
The Company held interest rate derivative instruments in effect as of June 30, 2017 of $824.8 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.5%. The Company records the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense. For the three months ended June 30, 2017 and 2016, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.7 million and $2.9 million, respectively. For the six months ended June 30, 2017 and 2016, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $5.7 million and $5.6 million, respectively. Total floorplan interest expense, inclusive of the aforementioned impact of the Company's interest rate hedges, was $13.2 million and $11.6 million for the three months ended June 30, 2017 and 2016, respectively, and $25.2 million and $22.6 million for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, the Company entered into two interest rate derivative instruments with a notional value of $11.0 million that were immediately effective.
In addition to the $824.8 million of swaps in effect as of June 30, 2017, the Company held 12 additional interest rate derivative instruments with forward start dates between December 2017 and December 2020 and expiration dates between December 2020 and December 2030. The aggregate notional value of these 12 forward-starting swaps was $625.0 million, and the weighted average interest rate was 2.2%. The combination of the interest rate derivative instruments currently in effect and these forward-starting derivative instruments is structured such that the notional value in effect at any given time through December 2030 does not exceed $918.4 million, which is less than the Company's expectation for variable-rate debt outstanding during such period.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2017 and December 31, 2016, the Company reflected liabilities from interest rate risk management activities of $19.7 million and $24.4 million, respectively, in its Consolidated Balance Sheets. In addition, as of June 30, 2017 and December 31, 2016, the Company reflected $8.1 million and $9.5 million, respectively, of assets from interest rate risk management activities in Other Assets in the Consolidated Balance Sheets. Included in Accumulated Other Comprehensive Loss at June 30, 2017 and 2016 were accumulated unrealized losses, net of income taxes, totaling $7.3 million and $32.0 million, respectively, related to these interest rate derivative instruments.
The following table presents the impact during the current and comparative prior year periods for the Company's interest rate derivative instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	2017	2016
	(In thousands)
Interest rate derivative instruments	$(2,180)	$(16,763)

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Six Months Ended June 30,
	2017	2016
	(In thousands)
Floorplan interest expense	$(5,656)	$(5,623)
Other interest expense	(1,154)	(1,186)
The amount of loss expected to be reclassified out of other comprehensive income (loss) into earnings as additional floorplan interest expense or other interest expense in the next twelve months is $10.0 million.
4. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2014 Long Term Incentive Plan (the "Incentive Plan"), as well as to employees pursuant to its Employee Stock Purchase Plan, as amended (the "Purchase Plan", formerly named the 1998 Employee Stock Purchase Plan).
Long Term Incentive Plan
The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of June 30, 2017, there were 1,068,455 shares available for issuance under the Incentive Plan.
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
A summary of the restricted stock awards as of June 30, 2017, along with the changes during the six months then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	850,422	$67.25
Granted	188,789	76.50
Vested	(216,519)	69.43
Forfeited	(70,578)	68.20
Nonvested at June 30, 2017	752,114	$68.87
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of June 30, 2017, there were 1,197,501 shares available for issuance under the Purchase Plan. During the six months ended June 30, 2017 and 2016, the Company issued 65,042 and 44,806 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company's Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
The weighted average per share fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $17.38 and $14.11 for the six months ended June 30, 2017 and 2016, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $4.4 million and $4.7 million for the three months ended June 30, 2017 and 2016, respectively, and $10.5 million and $10.2 million for the six months ended June 30, 2017 and 2016, respectively. Cash received from Purchase Plan purchases was $3.8 million and $3.9 million for the six months ended June 30, 2017 and 2016, respectively.

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
The following table sets forth the calculation of EPS for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	20,516	21,057	20,604	21,753
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	6	13	5	9
Weighted average dilutive common shares outstanding	20,522	21,070	20,609	21,762
Basic:
Net Income	$39,133	$46,580	$73,072	$80,871
Less: Earnings allocated to participating securities	1,389	1,885	2,645	3,224
Earnings available to basic common shares	$37,744	$44,695	$70,427	$77,647
Basic earnings per common share	$1.84	$2.12	$3.42	$3.57
Diluted:
Net Income	$39,133	$46,580	$73,072	$80,871
Less: Earnings allocated to participating securities	1,389	1,884	2,645	3,223
Earnings available to diluted common shares	$37,744	$44,696	$70,427	$77,648
Diluted earnings per common share	$1.84	$2.12	$3.42	$3.57
6. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The Company's effective income tax rate of 36.6% for the three months ended June 30, 2017 was more than the U.S. federal statutory rate of 35.0%, due primarily to the taxes provided for in U.S. state jurisdictions and valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil, partially offset by income generated in the U.K., which is taxed at a lower statutory rate. The Company's effective income tax rate of 35.3% of pretax income for the six months ended June 30, 2017, was approximately equal to the U.S. federal statutory rate of 35.0%, as taxes provided for in the U.S. state jurisdictions and valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil were primarily offset by (a) income generated in the U.K., which is taxed at a lower statutory rate, (b) the tax impact of dealership dispositions in Brazil, and (c) excess tax deductions for restricted stock resulting from the adoption of ASU 2016-09 during the six months ended June 30, 2017.
For the three and six months ended June 30, 2017, the Company's effective tax rate increased to 36.6% and 35.3%, respectively, as compared to 32.6% and 34.3% for the three and six months ended June 30, 2016, respectively. This increase was primarily due to the mix effect resulting from taxes provided for in foreign jurisdictions, changes to valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil, partially offset by excess tax deductions for restricted stock resulting from the adoption of ASU 2016-09 during the six months ended June 30, 2017, as well as the tax impact of dealership dispositions in Brazil during the three months ended June 30, 2016 .
As of June 30, 2017 and December 31, 2016, the Company had no unrecognized tax benefits with respect to uncertain tax positions and did not incur any interest and penalties nor did it accrue any interest for the six months ended June 30, 2017. When applicable, consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company's taxable years 2012 and subsequent remain open for examination in the U.S. The Company's taxable years 2015 and subsequent remain open in the U.K. and taxable years 2011 and subsequent remain open in Brazil.

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$87,967	$95,754
Parts and service receivables	36,293	35,318
Finance and insurance receivables	20,412	24,866
Other	16,486	20,322
Total accounts and notes receivable	161,158	176,260
Less allowance for doubtful accounts	2,616	2,896
Accounts and notes receivable, net	$158,542	$173,364
Inventories consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
	(In thousands)
New vehicles	$1,279,416	$1,156,383
Used vehicles	313,612	294,812
Rental vehicles	141,215	131,080
Parts, accessories and other	78,676	77,762
Total inventories	1,812,919	1,660,037
Less lower of cost or net realizable value	9,010	8,222
Inventories, net	$1,803,909	$1,651,815
New, used and rental vehicles are valued at the lower of specific cost or net realizable value and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost (determined on either a first-in, first-out or an average cost basis) or net realizable value.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment consisted of the following:

	Estimated Useful Lives in Years	June 30, 2017	December 31, 2016
	(unaudited)
		(dollars in thousands)
Land	—	$414,616	$400,163
Buildings	25 to 50	578,768	553,961
Leasehold improvements	varies	186,444	170,060
Machinery and equipment	7 to 20	111,310	100,164
Furniture and fixtures	3 to 10	93,760	87,691
Company vehicles	3 to 5	11,757	11,632
Construction in progress	—	61,602	66,658
Total		1,458,257	1,390,329
Less accumulated depreciation		290,912	264,446
Property and equipment, net		$1,167,345	$1,125,883
During the six months ended June 30, 2017, the Company incurred $48.4 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities, excluding $15.9 million of capital expenditures accrued as of December 31, 2016. As of June 30, 2017, the Company had accrued $11.1 million of capital expenditures. In addition, the Company purchased real estate (including land and buildings) during the six months ended June 30, 2017 associated with existing dealership operations totaling $14.0 million.
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

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revolving Credit Facility
The Company's Revolving Credit Facility provides a total borrowing capacity of $1.8 billion and expires on June 17, 2021. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.75 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $360.0 million and a minimum of $50.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.8 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or British pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $2.1 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the LIBOR plus 125 basis points for new vehicle inventory and the LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points, depending on the Company's total adjusted leverage ratio, for borrowings in U.S. dollars and a LIBOR equivalent plus 125 to 250 basis points, depending on the Company's total adjusted leverage ratio, on borrowings in euros or British pound sterling. The Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line also requires a commitment fee ranging from 0.20% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $4.8 million of related unamortized costs as of June 30, 2017, which are included in Prepaid expenses and other current assets and Other Assets on the accompanying Consolidated Balance Sheets and amortized over the term of the facility.
After considering the outstanding balance of $1,147.1 million at June 30, 2017, the Company had $292.9 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $292.9 million available borrowings under the Floorplan Line was $55.6 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 2.5% and 2.0% as of June 30, 2017 and December 31, 2016, respectively, excluding the impact of the Company’s interest rate derivative instruments. With regards to the Acquisition Line, there were $32.5 million borrowings outstanding as of June 30, 2017 and no borrowings outstanding as of December 31, 2016. After considering $29.3 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $298.8 million of available borrowing capacity under the Acquisition Line as of June 30, 2017. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company's U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $208.5 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on April 1, 2014 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock after June 2, 2014 and ending on the date of determination less (c) cash dividends and share repurchases after June 2, 2014 (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per the consolidated financial statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of June 30, 2017, the Credit Facility Restricted Payment Basket totaled $120.6 million. The Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility as of June 30, 2017.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory in the U.S., including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days' notice by either party. As of June 30, 2017, the Company had an outstanding balance of $164.1 million under the FMCC Facility with an available floorplan borrowing capacity of $135.9 million. Included in the $135.9 million available borrowings under the FMCC Facility was $21.0 million of immediately available funds. This

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.75% before considering the applicable incentives as of June 30, 2017.
Other Credit Facilities
The Company has credit facilities with BMWFS, Volkswagen Finance, FMCC and a third-party financial institution for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of June 30, 2017, borrowings outstanding under these facilities totaled $126.1 million, with annual interest rates ranging from 1.25% to 3.95%.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazilian operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of June 30, 2017, borrowings outstanding under these facilities totaled $18.3 million, with annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, ranging from 14.67% to 19.70%.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time. As of June 30, 2017, borrowings outstanding under these rental vehicle facilities totaled $112.5 million, with interest rates that vary up to 5.75%.
9. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts and capitalized debt issuance costs. Long-term debt consisted of the following:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
5.00% Senior Notes (aggregate principal of $550,000 at June 30, 2017 and December 31, 2016)	$541,256	$540,465
5.25% Senior Notes (aggregate principal of $300,000 at June 30, 2017 and December 31, 2016)	295,869	295,591
Acquisition Line	32,509	—
Real Estate Related and Other Long-Term Debt	388,830	385,358
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 9.9%	45,703	47,613
	1,304,167	1,269,027
Less current maturities of long-term debt	40,322	56,218
	$1,263,845	$1,212,809
Included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets as of June 30, 2017, and December 31, 2016, was $12.9 million and $16.2 million, respectively, of short-term financing that was due within one year.
5.00% Senior Notes
On June 2, 2014, the Company issued $350.0 million aggregate principal amount of its 5.00% senior notes due 2022("5.00% Notes"). Subsequently, on September 9, 2014, the Company issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes will mature on June 1, 2022 and pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. On or after June 1, 2017, the Company may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. The Company may be required to purchase the 5.00% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of the Company's existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt. The 5.00% Notes are guaranteed by substantially all of the Company's U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company's U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of its non-guarantor subsidiaries and are subject to customary covenants, including a

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.00% Notes is the same as under the Credit Facility Restricted Payment Basket. The 5.00% Notes were registered with the Securities and Exchange Commission in June 2015. The 5.00% Notes are presented net of unamortized underwriters' fees, discount and debt issuance costs, which are being amortized over a period of eight years in conjunction with the term of the 5.00% Notes, of $8.7 million as of June 30, 2017.
5.25% Senior Notes
On December 8, 2015, the Company issued 5.25% senior unsecured notes with a face amount of $300.0 million due to mature on December 15, 2023 (“5.25% Notes”). The 5.25% Notes pay interest semiannually, in arrears, in cash on each June 15 and December 15, beginning June 15, 2016. Using proceeds of certain equity offerings, the Company may redeem up to 35% of the 5.25% Notes prior to December 15, 2018, subject to certain conditions, at a redemption price equal to 105% of principal amount of the 5.25% Notes plus accrued and unpaid interest. Otherwise, the Company may redeem some or all of the 5.25% Notes prior to December 15, 2018 at a redemption price equal to 100% of the principal amount of the 5.25% Notes redeemed, plus an applicable make-whole premium, and plus accrued and unpaid interest. On or after December 15, 2018, the Company may redeem some or all of the 5.25% Notes at specified prices, plus accrued and unpaid interest. The Company may be required to purchase the 5.25% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.25% Notes indenture. The 5.25% Notes are senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt. The 5.25% Notes are guaranteed by substantially all of the Company’s U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company’s U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.25% Notes are structurally subordinated to the liabilities of its non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.25% Notes is the same as under the Credit Facility Restricted Payment Basket. The 5.25% Notes are presented net of unamortized underwriters' fees and debt issuance costs, which are being amortized over a period of eight years in conjunction with the term of the 5.25% Notes, of $4.1 million as of June 30, 2017.
Acquisition Line
See Note 8, "Credit Facilities," for further discussion on the Company's Revolving Credit Facility and Acquisition Line.
Real Estate Related and Other Long-Term Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with three of its manufacturer-affiliated finance partners, Toyota Motor Credit Corporation, BMWFS and FMCC, as well as several third-party financial institutions. These mortgage loans may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by the Company. Each mortgage loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the loans. The mortgage loans bear interest at fixed rates between 3.00% and 4.69%, and at variable indexed rates plus a spread between 1.50% and 2.50% per annum. The mortgage loans consist of 55 term loans for an aggregate principal amount of $361.7 million. As of June 30, 2017, borrowings outstanding under these notes totaled $312.9 million, with $29.0 million classified as a current maturity of long-term debt. For the six months ended June 30, 2017, the Company made no additional net borrowings and made principal payments of $9.1 million. These mortgage loans are presented net of unamortized underwriters' fees, discount and debt issuance costs, which are being amortized over the terms of the mortgage loans, of $0.6 million as of June 30, 2017. The agreements provide for monthly payments based on 15 or 20-year amortization schedules and mature between November 2017 and December 2024. These mortgage loans are cross-collateralized and cross-defaulted with the mortgages of each respective financial institution.
The Company has entered into 15 separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are denominated in British pound sterling and are being repaid in monthly installments that will mature by September 2034. As of June 30, 2017, borrowings under the U.K. Notes totaled $63.8 million, with $5.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the six months ended June 30, 2017, the Company made additional borrowings and principal payments of $12.9 million and $2.4 million, respectively, associated with the U.K. Notes.
In addition to the real estate related and other long-term debt, the Company also has two short-term revolving working capital loan agreements with a third-party financial institution in the U.K. As of June 30, 2017, short-term borrowings under the U.K. third-party loans totaled $12.9 million and are included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets. For the six months ended June 30, 2017, the Company made additional borrowings of $5.1 million and made no principal payments.
The Company has a separate term mortgage loan in Brazil with a third-party financial institution (the "Brazil Note"). The Brazil Note is denominated in Brazilian real and is secured by one of the Company’s Brazilian properties, as well as a guarantee from the Company. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of June 30,

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2017, borrowings under the Brazil Note totaled $3.5 million, with $0.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the six months ended June 30, 2017, the Company made no additional borrowings and made principal payments of $0.3 million associated with the Brazil Note.
The Company also has a working capital loan agreement with a third-party financial institution in Brazil. The principal balance on this loan is due by February 2020 with interest only payments being made quarterly until the due date. As of June 30, 2017, borrowings outstanding under the Brazilian third-party loan totaled $6.7 million, which are classified as long-term debt in the accompanying Consolidated Balance Sheets. For the six months ended June 30, 2017, the Company made no additional borrowings or principal payments.
Fair Value of Long-Term Debt
The Company's outstanding 5.00% Notes had a fair value of $562.4 million and $548.4 million as of June 30, 2017 and December 31, 2016, respectively. The Company's outstanding 5.25% Notes had a fair value of $300.8 million and $297.0 million as of June 30, 2017 and December 31, 2016, respectively. The Company's fixed interest rate borrowings included in real estate related and other long-term debt totaled $90.4 million and $93.9 million as of June 30, 2017 and December 31, 2016, respectively. The fair value of such fixed interest rate borrowings was $90.4 million and $94.5 million as of June 30, 2017 and December 31, 2016, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2017 and December 31, 2016. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
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
Assets and liabilities recorded at fair value, within Level 2 of the hierarchy framework, in the accompanying balance sheets as of June 30, 2017 and December 31, 2016, respectively, were as follows:

	As of June 30, 2017	As of December 31, 2016
	(In thousands)
Assets:
Investments	$731	$3,254
Demand obligations	13	12
Interest rate derivative financial instruments	$8,087	$9,484
Total	$8,831	$12,750
Liabilities:
Interest rate derivative financial instruments	$19,691	$24,411
Total	$19,691	$24,411
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
Legal Proceedings
In late June 2016, Volkswagen agreed to pay up to an aggregate of $14.7 billion to settle claims stemming from the diesel emissions scandal, including claims from customers and automotive dealers. In October 2016, the Company received notification from Volkswagen that it is entitled to receive, in the aggregate, approximately $13.2 million in connection with the Company's current and prior ownership of seven Volkswagen dealerships in the U.S. The Company accepted and executed the offer in the fourth quarter of 2016 and received half of the compensation in a lump sum amount in January 2017 with the remaining amount to be paid over 18 months. The Company has received five of the remaining 18 monthly installments as of June 30, 2017. The Company recognized the entire settlement as an offset to Selling, General and Administrative Expenses ("SG&A") in the Consolidated Statements of Operations for the year ended December 31, 2016. Also, in conjunction with the Volkswagen diesel emissions scandal, Volkswagen agreed in March 2017 to settle allegations of damages by the Company relative to its three Audi branded dealerships. The Company received the cash and recognized the settlement as an offset to SG&A in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2017.
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

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2016	$260,534	$17,337	$7,005	$284,876
Currency translation	—	923	(110)	813
BALANCE, June 30, 2017	$260,534	$18,260	$6,895	$285,689

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2016	$805,935	$57,054	$13,774	$876,763	(1)
Additions through acquisitions	—	—	95	95
Disposals	—	—	(933)	(933)
Currency translation	—	3,039	(177)	2,862
Tax adjustments	(11)	—	—	(11)
BALANCE, June 30, 2017	$805,924	$60,093	$12,759	$878,776	(1)
(1) Net of accumulated impairment of $97.8 million.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30, 2017
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2016	$(137,613)	$(9,331)	$(146,944)
Other comprehensive income (loss) before reclassifications:
Pre-tax	8,600	(3,488)	5,112
Tax effect	—	1,308	1,308
Amounts reclassified from accumulated other comprehensive income to:
Floorplan interest expense (pre-tax)	—	5,656	5,656
Other interest expense (pre-tax)	—	1,154	1,154
Tax effect	—	(2,554)	(2,554)
Net current period other comprehensive income	8,600	2,076	10,676
Balance, June 30, 2017	$(129,013)	$(7,255)	$(136,268)

	Six Months Ended June 30, 2016
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2015	$(118,532)	$(19,452)	$(137,984)
Other comprehensive loss before reclassifications:
Pre-tax	(3,913)	(26,821)	(30,734)
Tax effect	—	10,058	10,058
Amounts reclassified from accumulated other comprehensive loss to:
Floorplan interest expense (pre-tax)	—	5,623	5,623
Other interest expense (pre-tax)	—	1,186	1,186
Tax effect	—	(2,553)	(2,553)
Net current period other comprehensive loss	(3,913)	(12,507)	(16,420)
Balance, June 30, 2016	$(122,445)	$(31,959)	$(154,404)

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. SEGMENT INFORMATION
As of June 30, 2017, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segment and therefore the corporate financial results are included within the U.S. reportable segment.
Reportable segment revenue, income (loss) before income taxes, (provision) benefit for income taxes and net income (loss) were as follows for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
Total revenues	$2,123,690	$437,103	$111,402	$2,672,195	$4,091,409	$887,430	$212,185	$5,191,024
Income before income taxes	56,069	4,929	692	61,690	101,675	10,310	901	112,886
Provision for income taxes	(21,696)	(806)	(55)	(22,557)	(38,043)	(1,676)	(95)	(39,814)
Net income (1)	34,373	4,123	637	39,133	63,632	8,634	806	73,072
(1) Includes an after tax gain on a legal settlement with an Original Equipment Manufacturer partner of $1.1 million, in the U.S, for the six months ended June 30, 2017.

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
Total revenues	$2,207,381	$467,792	$107,276	$2,782,449	$4,289,014	$899,688	$202,102	$5,390,804
Income (loss) before income taxes	61,784	7,929	(651)	69,062	111,989	13,449	(2,274)	123,164
(Provision) benefit for income taxes	(22,854)	(1,586)	1,958	(22,482)	(41,685)	(2,756)	2,148	(42,293)
Net income (loss) (1)	38,930	6,343	1,307	46,580	70,304	10,693	(126)	80,871
(1) Includes the following, after tax: loss due to catastrophic events of $1.7 million and $3.4 million for the three and six months ended June 30, 2016, respectively, in the U.S.; and foreign deferred income tax benefit of $1.7 million for the three and six months ended June 30, 2016 in Brazil.
Reportable segment total assets as of June 30, 2017 and December 31, 2016, were as follows:

	As of June 30, 2017
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,942,349	$577,543	$124,693	$4,644,585

	As of December 31, 2016
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,855,701	$482,937	$123,265	$4,461,903

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes) guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities had they operated on a stand-alone basis. In accordance with Rule 3-10 of Regulation S-X, condensed consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under the 5.00% Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current wholly owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X). There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$5,878	$20,695	$—	$26,573
Contracts-in-transit and vehicle receivables, net	—	165,502	51,876	—	217,378
Accounts and notes receivable, net	—	125,375	33,167	—	158,542
Intercompany accounts receivable	32,509	10,115	—	(42,624)	—
Inventories, net	—	1,539,571	264,338	—	1,803,909
Prepaid expenses and other current assets	477	7,152	79,841	—	87,470
Total current assets	32,986	1,853,593	449,917	(42,624)	2,293,872
PROPERTY AND EQUIPMENT, net	—	1,023,669	143,676	—	1,167,345
GOODWILL	—	805,924	72,852	—	878,776
INTANGIBLE FRANCHISE RIGHTS	—	260,534	25,155	—	285,689
INVESTMENT IN SUBSIDIARIES	2,878,385	—	—	(2,878,385)	—
OTHER ASSETS	—	13,470	5,433	—	18,903
Total assets	$2,911,371	$3,957,190	$697,033	$(2,921,009)	$4,644,585

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,202,663	$11,421	$—	$1,214,084
Offset account related to floorplan notes payable - credit facility	—	(55,579)	—	—	(55,579)
Floorplan notes payable — manufacturer affiliates	—	297,651	132,968	—	430,619
Offset account related to floorplan notes payable - manufacturer affiliates	—	(21,000)	—	—	(21,000)
Current maturities of long-term debt and short-term financing	—	33,978	19,206	—	53,184
Current liabilities from interest rate risk management activities	—	1,626	—	—	1,626
Accounts payable	—	185,036	145,711	—	330,747
Intercompany accounts payable	934,759	—	42,624	(977,383)	—
Accrued expenses	—	145,092	28,081	—	173,173
Total current liabilities	934,759	1,789,467	380,011	(977,383)	2,126,854
LONG-TERM DEBT, net of current maturities	869,633	323,769	70,443	—	1,263,845
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	18,065	—	—	18,065
DEFERRED INCOME TAXES AND OTHER LIABILITIES	(937)	259,357	5,753	—	264,173
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,107,916	2,501,291	240,826	(2,878,385)	971,648
Intercompany note receivable	—	(934,759)	—	934,759	—
Total stockholders’ equity	1,107,916	1,566,532	240,826	(1,943,626)	971,648
Total liabilities and stockholders’ equity	$2,911,371	$3,957,190	$697,033	$(2,921,009)	$4,644,585

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

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
REVENUES:	$—	$2,123,691	$548,504	$—	$2,672,195
COST OF SALES:	—	1,783,218	484,085	—	2,267,303
GROSS PROFIT	—	340,473	64,419	—	404,892
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	533	242,014	56,021	—	298,568
DEPRECIATION AND AMORTIZATION EXPENSE	—	11,926	2,167	—	14,093
INCOME (LOSS) FROM OPERATIONS	(533)	86,533	6,231	—	92,231
OTHER EXPENSE:
Floorplan interest expense	—	(12,062)	(1,164)	—	(13,226)
Other interest expense, net	—	(16,568)	(747)	—	(17,315)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(533)	57,903	4,320	—	61,690
BENEFIT (PROVISION) FOR INCOME TAXES	200	(21,895)	(862)	—	(22,557)
EQUITY IN EARNINGS OF SUBSIDIARIES	39,467	—	—	(39,467)	—
NET INCOME (LOSS)	$39,134	$36,008	$3,458	$(39,467)	$39,133
COMPREHENSIVE INCOME (LOSS)	—	(581)	4,462	—	3,881
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$39,134	$35,427	$7,920	$(39,467)	$43,014

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
REVENUES:	$—	$4,091,409	$1,099,615	$—	$5,191,024
COST OF SALES:	—	3,430,341	972,269	—	4,402,610
GROSS PROFIT	—	661,068	127,346	—	788,414
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,499	474,625	111,223	—	588,347
DEPRECIATION AND AMORTIZATION EXPENSE	—	23,493	4,206	—	27,699
INCOME (LOSS) FROM OPERATIONS	(2,499)	162,950	11,917	—	172,368
OTHER EXPENSE:
Floorplan interest expense	—	(22,940)	(2,228)	—	(25,168)
Other interest expense, net	—	(32,842)	(1,472)	—	(34,314)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,499)	107,168	8,217	—	112,886
BENEFIT (PROVISION) FOR INCOME TAXES	937	(38,979)	(1,772)	—	(39,814)
EQUITY IN EARNINGS OF SUBSIDIARIES	74,634	—	—	(74,634)	—
NET INCOME (LOSS)	$73,072	$68,189	$6,445	$(74,634)	$73,072
OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	2,076	8,600	—	10,676
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$73,072	$70,265	$15,045	$(74,634)	$83,748

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
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
	(Unaudited, in thousands)
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

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$73,072	$(32,554)	$14,167	$54,685
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	—	(95)	(95)
Proceeds from disposition of franchises, property and equipment	—	265	2,317	2,582
Purchases of property and equipment, including real estate	—	(60,594)	(6,672)	(67,266)
Deposits for real estate and dealership acquisitions	—	273	(57,372)	(57,099)
Other	—	2,074	—	2,074
Net cash used in investing activities	—	(57,982)	(61,822)	(119,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	3,319,971	49,609	3,369,580
Repayments on credit facility - floorplan line and other	—	(3,244,979)	(43,388)	(3,288,367)
Borrowings on credit facility - acquisition line	47,509	—	—	47,509
Repayments on credit facility - acquisition line	(15,000)	—	—	(15,000)
Borrowings on other debt	—	—	5,137	5,137
Principal payments on other debt	—	(542)	—	(542)
Borrowings on debt related to real estate	—		12,901	12,901
Principal payments on debt related to real estate	—	(11,183)	(2,714)	(13,897)
Employee stock purchase plan purchases, net of employee tax withholdings	2,487	—	—	2,487
Repurchases of common stock, amounts based on settlement date	(39,025)	—	—	(39,025)
Dividends paid	(10,200)	—	—	(10,200)
Borrowings (repayments) with subsidiaries	32,214	(65,909)	33,695	—
Investment in subsidiaries	(91,057)	91,017	40	—
Net cash provided by (used in) financing activities	(73,072)	88,375	55,280	70,583
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	117	117
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(2,161)	7,742	5,581
CASH AND CASH EQUIVALENTS, beginning of period	—	8,039	12,953	20,992
CASH AND CASH EQUIVALENTS, end of period	$—	$5,878	$20,695	$26,573

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$80,872	$88,538	$3,457	$172,867
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	—	(54,739)	(54,739)
Proceeds from disposition of franchises, property and equipment	—	12,728	1,257	13,985
Purchases of property and equipment, including real estate	—	(59,894)	(10,378)	(70,272)
Deposits for real estate and dealership acquisitions	—	(193)	—	(193)
Other	—	3,200	149	3,349
Net cash used in investing activities	—	(44,159)	(63,711)	(107,870)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	3,373,126	—	3,373,126
Repayments on credit facility - floorplan line and other	—	(3,325,917)	—	(3,325,917)
Borrowings on credit facility - acquisition line	150,020	—	—	150,020
Repayments on credit facility - acquisition line	(140,020)	—	—	(140,020)
Borrowings on other debt	—	—	19,653	19,653
Principal payments on other debt	—	(461)	(21,787)	(22,248)
Borrowings on debt related to real estate, net of debt issue costs	—	30,754	—	30,754
Principal payments on debt related to real estate	—	(9,611)	(2,604)	(12,215)
Employee stock purchase plan purchases, net of employee tax withholdings	136	—	—	136
Repurchases of common stock, amounts based on settlement date	(115,246)	—	—	(115,246)
Tax effect from stock-based compensation	(85)	—	—	(85)
Dividends paid	(10,124)	—	—	(10,124)
Other	(2,736)	(423)	—	(3,159)
Borrowings (repayments) with subsidiaries	233,120	(236,314)	3,194	—
Investment in subsidiaries	(195,937)	123,624	72,313	—
Net cash provided by (used in) financing activities	(80,872)	(45,222)	70,769	(55,325)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	2,256	2,256
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(843)	12,771	11,928
CASH AND CASH EQUIVALENTS, beginning of period	—	6,338	6,699	13,037
CASH AND CASH EQUIVALENTS, end of period	$—	$5,495	$19,470	$24,965

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
•availability of financing for inventory, working capital, real estate and capital expenditures; and
•implementation of international and domestic trade tariffs.
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
•the inability to adjust our cost structure and inventory levels to offset any reduction in the demand for our products and services;
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
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are aligned into three geographic regions: the United States ("U.S."), the United Kingdom ("U.K.") and Brazil. Our President of U.S. Operations reports directly to our Chief Executive Officer and is responsible for the overall performance of the region, as well as for overseeing the dealership operations management. The operations of the Company's international regions are structured similar to the U.S. region, each with a regional vice president reporting directly to the Company's Chief Executive Officer. As such, our three reportable segments are the U.S., which includes the activities of our corporate office, the U.K. and Brazil.
As of June 30, 2017, we owned and operated 210 franchises, representing 30 brands of automobiles, at 159 dealership locations and 45 collision centers worldwide. We own 147 franchises at 112 dealerships and 29 collision centers in the U.S., 42 franchises at 31 dealerships and nine collision centers in the U.K., and 21 franchises at 16 dealerships and 7 collision centers in Brazil. Our U.S. operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, Oklahoma, South Carolina and Texas in the U.S., in 21 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo, Parana, Mato Grosso do Sul and Santa Catarina in Brazil.
Outlook
During the six months ended June 30, 2017, industry new vehicle registrations in the U.S. declined 2.3% as compared to the same period a year ago. In response, and particularly given the headwinds we are experiencing in most of our energy-dependent markets, we are focused on opportunities to enhance our operating results by: (a) improving our new and used vehicle gross profit per unit sold; (b) continuing to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; (c) investing capital where necessary to support our anticipated growth, particularly in our parts and service business; and (d) further leveraging our revenue and gross profit growth through the continued implementation of cost efficiencies.
In terms of gross domestic product ("GDP"), the U.K. economy represents the fifth largest economy in the world. In June 2016, the majority vote in favor of the Referendum of the United Kingdom’s Membership of the European Union (E.U.) (referred to as Brexit), advising for the exit of the U.K. from the European Union, initially created much uncertainty in the U.K., as well as the global markets. The overall U.K. economy and, more specifically, retail automotive industry sales were further disrupted in 2017 by the U.K. general election in June 2017, as well as multiple acts of violence and terrorism. As a result, the U.K. industry's new vehicle sales have experienced more volatility than normal. Industry new vehicle registrations in the U.K. decreased 1.3% in the six months ended June 30, 2017, as compared to the same period a year ago. We expect industry sales to remain volatile in the near future and potentially down for the full year 2017. In addition, the announcement of Brexit initially caused significant exchange rate fluctuations that resulted in the weakening of the British pound sterling, in which we conduct business in the U.K., against the U.S. dollar and other global currencies. The weakening of the British pound sterling has and may continue to adversely affect our results of operations as reported under U.S. GAAP, as well as have a negative impact on the pricing and affordability of the vehicles in the U.K. Volatility in exchange rates is expected to continue in the short term.
In terms of GDP, the Brazilian economy represents the ninth largest economy in the world. At present, the Brazilian economy has been in recession and, though it has recently exhibited signs of recovery, continues to face many challenges. Industry new vehicle registrations in Brazil increased 4.3% for the six months ended June 30, 2017 as compared to the same period a year ago. We expect macro-economic conditions in Brazil, as well as retail automotive industry sales, to remain challenged in the near term. As a result, we are focused on continued implementation of cost efficiencies and leveraging our structure with dealership acquisitions. Longer term, we expect sustained improvements in industry sales volumes and are utilizing a strategy of aligning with growing brands. We expect that the net impact to our profitability of this adjustment to our portfolio, as well as of a more efficient organizational structure, will be positive.
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
We continue to closely scrutinize all planned future capital spending and work closely with our manufacturer partners to make prudent capital investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that our capital spending for the year of 2017 will be less than $120.0 million. This amount excludes real estate purchases associated with franchise acquisitions and lease buy-outs.
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
In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our U.S. revenues and operating income are typically lower in the first and fourth calendar quarters and higher in the second and third quarters. For the U.K., the first and third quarters' sales volumes tend to be stronger, driven by the vehicle license plate change months of March and September. For Brazil, we expect higher sales volumes in the third and fourth quarters. The first quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic conditions, manufacturer incentive programs and changes in currency exchange rates, may exaggerate seasonal or cause counter-seasonal fluctuations in our reported consolidated revenues and consolidated operating income.
For the three months ended June 30, 2017, our total revenues decreased 4.0% from 2016 levels to $2.7 billion, reflecting a 6.6% and 3.8% decrease in the U.K. and U.S, respectively, and partially offset by an increase of 3.8% in Brazil. The decline in the U.S. was primarily the result of a 4.9% decrease in new vehicle revenues and a 6.8% drop in used vehicle retail revenues, partially offset by a 4.5% improvement in our parts and services revenues. In the U.K., the decrease in total revenues was more than explained by the fluctuation in currency exchange rates between periods. On a constant currency basis, total revenues in the U.K. improved

4.7% from 2016 levels, primarily driven by growth in our used vehicle retail and finance and insurance revenues. In Brazil, the increase in total revenues was driven by improvements in used vehicle retail revenues and finance and insurance revenues, as well as the impact of fluctuations in currency exchange rates between periods. For the six months ended June 30, 2017, our total revenues decreased 3.7% from 2016 levels to $5.2 billion, reflecting a 4.6% and 1.4% decrease in the U.S. and U.K, respectively, partially offset by an increase of 5.0% in Brazil.
For the three months ended June 30, 2017, total gross profit decreased 1.3% from 2016 levels to $404.9 million reflecting a 6.3% and 1.2% decrease in the U.K. and U.S., respectively, and partially offset by an increase of $2.3 million, or 20.5%, in our Brazilian operations. The decline in the U.S. was primarily the result of a 7.5% decrease in new vehicle gross profit and an 8.7% drop in used vehicle retail gross profit, partially offset by a 3.7% improvement in our parts and services gross profit. In the U.K., the decrease in total gross profit was more than explained by the fluctuation in currency exchange rates between periods. On a constant currency basis, total gross profit in the U.K. improved 5.0% from 2016 levels, primarily driven by growth in our used vehicle retail, parts and service, and finance and insurance business lines. Our Brazil gross profit growth results were primarily driven by a 31.4% improvement in our parts and service gross profit and a 23.0% growth in our finance and insurance gross profit. For the six months ended June 30, 2017, total gross profit decreased 1.4% over the prior year period to $788.4 million, reflecting a 2.4% decline in the U.S. that was partially offset by a 0.2% improvement in the U.K. and a 25.3% increase in Brazil.
Selling, General and Administrative expenses ("SG&A") declined 0.2% to $298.6 million in the second quarter of 2017, as compared to the prior year period, primarily as a result of a 0.6% decrease in the U.S., offset by 6.5% and 0.8% increases in Brazil and the U.K., respectively. The increase in SG&A in Brazil is a result of the fluctuations in exchange rates. On a constant currency basis, SG&A was down 2.3% in Brazil compared to 2016, as a result of continued cost control efforts. SG&A as a percent of gross profit in Brazil improved 11.9 percentage points to 91.0% in the three months ended June 30, 2017. For the six months ended June 30, 2017, total SG&A decreased 0.7% from the prior period to $588.3 million, reflecting a 2.3% decrease in the U.S., offset by 10.2% and 5.7% increases in Brazil and the U.K., respectively.
As a result, our net income declined for the three months ended June 30, 2017 by 16.0% to $39.1 million and diluted earnings per share dropped 13.2% to $1.84. For the six months ended June 30, 2017, net income declined 9.6% to $73.1 million and diluted earnings per share decreased 4.2% to $3.42. Our operating results as reported on a U.S. GAAP basis for the three months ended June 30, 2017 were impacted by the following non-core items: $0.6 million in losses associated with catastrophic events on a pre-tax basis ($0.4 million on an after-tax basis) and $0.3 million in acquisition costs on both a pre-tax and after-tax basis. Our operating results as reported on a U.S. GAAP basis for the six months ended June 30, 2017 were impacted by the following non-core items: a pre-tax gain of $1.8 million ($1.1 million on an after-tax basis) associated with a legal settlement with an Original Equipment Manufacturer ("OEM"), $0.6 million in losses associated with catastrophic events on a pre-tax basis ($0.4 million on an after-tax basis), and $0.3 million in acquisition costs on both a pre-tax and after-tax basis. On a comparable basis, our operating results as reported on a U.S. GAAP basis for the three months ended June 30, 2016 were negatively impacted by the following non-core items: $2.8 million related to vehicle inventory losses from hail and flooding in Texas on a pre-tax basis ($1.7 million on an after-tax basis), $1.0 million of non-cash impairment charges on a pre-tax basis ($0.6 million on an after-tax basis), and $0.3 million of net losses related to real estate and dealership transactions on a pre-tax basis ($0.2 million on an after-tax basis), partially offset by a $1.7 million related to a foreign deferred income tax benefit on an after-tax basis. For the six months ended June 30, 2016, our operating results were negatively impacted by the following non-core items: $5.4 million of losses related to catastrophic events on a pre-tax basis ($3.4 million on an after-tax basis), $1.5 million of non-cash impairment charges on a pre-tax basis ($0.9 million on an after-tax basis), $0.6 million of acquisition costs on both a pre-tax and after-tax basis, and $0.1 million of net losses related to real estate and dealership transactions on a pre-tax basis ($0.4 million on an after-tax basis), partially offset by a $1.7 million related to a foreign deferred income tax benefit on an after-tax basis. These non-core items have been excluded from our U.S. GAAP results in the following discussion of "adjusted" results. Please see "Non-GAAP Financial Measures" for further explanation and reconciliation of the U.S. GAAP and non-GAAP data.

Key Performance Indicators
Consolidated Statistical Data
The following table highlights certain of the key performance indicators we use to manage our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unit Sales
Retail Sales
New Vehicle	40,876	43,644	79,166	84,425
Used Vehicle	32,003	32,951	63,569	65,742
Total Retail Sales	72,879	76,595	142,735	150,167
Wholesale Sales	14,075	13,684	28,604	28,050
Total Vehicle Sales	86,954	90,279	171,339	178,217
Gross Margin
New Vehicle Retail Sales	5.2%	5.3%	5.2%	5.2%
Total Used Vehicle Sales	5.7%	5.9%	5.8%	6.2%
Parts and Service Sales	53.9%	53.8%	53.9%	53.9%
Total Gross Margin	15.2%	14.7%	15.2%	14.8%
SG&A (1) as a % of Gross Profit	73.7%	72.9%	74.6%	74.2%
Adjusted SG&A (1) as a % of Gross Profit (2)	73.5%	72.2%	74.7%	73.4%
Operating Margin	3.5%	3.5%	3.3%	3.3%
Adjusted Operating Margin (2)	3.5%	3.6%	3.3%	3.5%
Pretax Margin	2.3%	2.5%	2.2%	2.3%
Adjusted Pretax Margin (2)	2.3%	2.6%	2.2%	2.4%
Finance and Insurance Revenues per Retail Unit Sold	$1,461	$1,404	$1,424	$1,383

(1)	Selling, general and administrative expenses.

(2)	See "Non-GAAP Financial Measures" for more details.
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references may be made to Same Store results and variances, which are discussed in more detail in the “Results of Operations” section that follows.
Our consolidated revenues from new vehicle retail sales declined 6.0% for the three months ended June 30, 2017, as compared to the same period in 2016, consisting of declines of 4.9%, 11.7% and 2.4% in the U.S., U.K, and Brazil, respectively. In the U.S., industry new vehicle registrations declined 3.1% during the quarter ended June 30, 2017 as compared to the same period a year ago. Our U.S. new vehicle retail unit sales decreased 7.2% for the three months ended June 30, 2017, as compared to the same period in 2016, primarily as the result of our over-weight exposure to many energy-dependent markets in Texas and Oklahoma that have been particularly soft as a result of weakness in the oil industry. For the three months ended June 30, 2017, our new vehicle unit sales in Texas were down 5.6%, while our Oklahoma unit sales were down 10.7%, when compared to the same periods a year ago. The reduced U.S. new vehicle sales volumes were partially offset by increases in our average new vehicle retail sales price of 2.4% for the second quarter of 2017 as compared to the same period last year. The increases in our average U.S. new vehicle sales price was primarily due to the shift in the mix of new retail units sold, as our truck unit sales increased to 59.3% of total new vehicle retail units sold for the three months ended June 30, 2017 as compared to 55.6% last year, generally correlating with lower gas prices. In the U.K., industry sales experienced a decline of 10.3% for the three months ended June 30, 2017 as compared to the same period last year. The decrease in industry sales in the U.K. followed record sales in the first quarter of 2017, primarily due to the consumers pulling ahead purchases in March as a result of the road tariff increase starting for cars purchased in April 2017. Our U.K. operations significantly outperformed the industry for the second quarter of 2017. As compared to last year, we experienced a decline of only 1.4% in Same Store new vehicle retail unit sales, reflecting continued successful execution by our operating team on key initiatives and a favorable brand mix. For the three months ended June 30, 2017, Brazil new vehicle retail revenues declined 2.4%, reflecting a 15.7% decline in new vehicle retail unit sales that was partially offset by a 15.7% increase in new vehicle average retail price when compared to the same period in 2016. This result reflects our focus on improving margins, as well as a favorable brand mix and dealership disposition activity. For the six months ended June 30, 2017, our consolidated revenues from new vehicle retail sales declined 5.6%, as compared to the same period in 2016, reflecting declines in the U.S., U.K. and Brazil of 6.2%, 3.6% and 3.2%,

respectively. In the U.S., the decline in revenues was primarily attributable to an 8.9% decrease in retail new unit sales that was the result of an 8.6% and 13.5% decrease in year-to-date unit sales for 2017 in our largely energy-dependent markets in Texas and Oklahoma, respectively. For the six months ended June 30, 2017, U.K. new vehicle retail unit sales increased by 11.1% and new vehicle retail revenues increased 9.8% on a constant currency basis as compared to the same period in 2016, primarily reflecting acquisition activity, and the continued successful execution by our operating team on key initiatives. In Brazil, new vehicle retail revenues declined for the six months ended June 30, 2017 as a result of a 24.1% decrease in unit sales that was partially offset by an improvement in new vehicle average retail price. Consolidated new vehicle retail gross margin declined 10 basis points to 5.2% for the three months ended June 30, 2017 and remained flat for the six months ended June 30, 2017, as compared to the same periods last year. In the U.S., our new vehicle retail gross margin also declined 10 basis points to 5.0% for the three months ended June 30, 2017 and remained flat for the six months ended June 30, 2017, as compared to the same periods in 2016. Our new vehicle gross profit per retail unit “PRU” in the U.S. declined 0.3%, primarily driven by a mix shift in our total new vehicle retail unit sales away from our domestic brands and toward our import brands, which tend to generate lower gross profit PRU. Our new vehicle retail gross margin in the U.K. remained flat for the three months ended June 30, 2017 and declined 10 basis points for the six months ended June 30, 2017, as compared to the same periods a year ago. Offsetting the declines in the U.S. and U.K., were increases in Brazil new vehicle gross margin of 30 and 20 basis points for the three and six months ended June 30, 2017, respectively, as a result of our operating teams disciplined approach to new vehicle pricing that focused on sacrificing volume for increased gross profit per unit. As a result, we improved new vehicle gross profit PRU sold in Brazil by 22.1% and 31.9% respectively, for the three and six months ended June 30, 2017, as compared to last year.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our total revenues from used vehicle retail sales decreased 4.2% and 4.1% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, primarily driven by a decline in the U.S. In the U.S., used vehicle retail revenues declined 6.8% and 6.7%, respectively, for the three and six months ended June 30, 2017, as a result of a decrease in used vehicle retail units sold of 6.2% and 6.6%, coupled with a decrease in the average used vehicle retail price of 0.7% and 0.1%, respectively, as compared to the same periods last year. The decline in used vehicle retail units sold in the U.S. was primarily a result of demand softness in our Texas and Oklahoma energy-dependent markets, as well as an overall lack of used vehicle inventory caused by the decline in industry new vehicle sales volume and the resulting lower used vehicle trade-in volume. Our energy dependent markets experienced declines in used vehicle retail unit sales of 7.4% and 8.4%, respectively, for the three and six months ended June 30, 2017 as compared to 2016. The U.K. generated increases in used vehicle retail revenues of 4.5% and 4.6% for the three and six months ended June 30, 2017, respectively, as a result of the increases in used vehicle retail unit sales of 16.1% for the second quarter of 2017 and 19.0% for the first six months of 2017, as compared to the same periods in 2016. This improvement was primarily driven by a strong performance by our operating team. Further, the enactment of the U.K. road tariff in April 2017 lowered taxes associated with used vehicles purchases relative to new vehicle, resulting in a shift in consumer demand towards used vehicles. The increase in revenues in the U.K., as reported in U.S. dollars, was dampened by the impact of exchange rates between periods. On a constant currency basis, used vehicle retail revenues improved 17.2% and 19.1% for the three and six months ended June 30, 2017, respectively. In Brazil, our used vehicle retail revenues increased by 20.8% and 21.6% during the three and six months ended June 30, 2017, due to an increase in average used vehicle retail sales price of 33.2% and 48.2% that was partially offset by a decrease in used vehicle retail units sales of 9.3% and 17.9%, respectively, as compared to the same periods in 2016. These improvements primarily reflect an increased focus by our operations team and enhanced processes that have been implemented. Total used vehicle retail gross profit decreased 6.9% and 7.7% for the three and six months ended June 30, 2017, respectively, as compared to the same periods last year. The decline in used vehicle retail gross profit for the three and six month periods of 2017 was driven by a 4.2% and 4.7% decrease in used vehicle retail gross profit PRU, respectively, coupled with a 2.9% and 3.3% decrease in used vehicle retail unit sales for the quarter and year ended June 30, 2017, respectively, as compared to the same periods last year. We generated improvements in used vehicle retail gross profit PRU in our Brazil operations for the three and six months ended June 30, 2017 that was offset by declines in the U.S. and the U.K., as compared to the same periods a year ago. The improvement in used vehicle retail gross profit PRU in Brazil for the three months and six months ended June 30, 2017 was primarily due to improved sales processes and the overall strong performance of our operating team. In the U.S., the used vehicle gross profit PRU decline was primarily caused by a lack of trade-in supply, as mentioned above, which forced our dealerships to purchase more expensive inventory at auction, increasing inventory cost and shrinking gross profit per unit. The decline in used vehicle gross profit PRU in the U.K. was primarily explained by an unfavorable change in exchange rates between periods, as well as the impact of efforts to liquidate both an extraordinarily high level of used vehicle trade-in inventory from March 2017 new vehicle sales volumes (as described above) and used vehicle diesel inventory in response to shrinking demand by consumers.
Our total parts and service revenue increased 3.0% and 3.3% respectively, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. For the quarter and six months ended June 30, 2017, this growth was primarily driven by increases in our warranty parts and service, customer-pay parts and service and collision portions of the business. These increases were primarily due to the execution of key management initiatives, dealership acquisition activity, an increase in the number of units being recalled, expansion of our operating capacity and an increase in the number of late-model vehicles in operation, which tend to more consistently return to the dealership for warranty, maintenance and repair services. During the first six months of 2017, our warranty parts and service revenues were bolstered particularly by manufacturers' high volume recall campaigns in the U.S., particularly in our Lexus, Nissan, and Ford brands. For three months ended June 30, 2017, our parts and service gross margin improved 10 basis points, as compared to a year ago, driven by increases in the U.K. and Brazil of 160 basis points and 10.1 percentage points, respectively, and partially offset by a decline in the U.S. of 40 basis points. For the six months ended June 30, 2017, our parts and service gross margin remained flat compared to a year ago as the decline in the U.S. was fully offset by improvements in the U.K. and Brazil. The declines in our U.S. parts and service gross margin for both the three and six months ended June 30, 2017 was primarily due to declines in internal reconditioning service, which we report as 100.0% margin, resulting from decreases in total retail vehicles sales volumes in 2017 compared to 2016. The increases in the U.K. for both the second quarter and first half of 2017 reflect higher margins in our warranty parts and service and wholesale parts businesses as compared to the same periods last year. In Brazil, the increases were primarily as a result of improvements in our customer-pay parts and service and collision portions of the business, as well as the discontinuation of our wholesale parts business, which is a relatively lower margin business.
Our consolidated finance and insurance revenues PRU sold increased 4.1% and 3.0% for the three and six months ended June 30, 2017, as compared to the same periods in 2016. Growth in income per contract on many of our product offerings was partially offset by a decline in penetration rates on our retail finance fees, coupled with the mix effect of a relatively greater contribution from the U.K. In the U.S., we generated a 5.4% and 5.0% increase in finance and insurance revenues PRU to $1,688 and $1,663, respectively, for the three and six months ended June 30, 2017, as compared to the same period last year. In Brazil, finance and insurance revenues PRU improved 42.8% and 71.9%, respectively, for the three and six months ended June 30, 2017 to $674 and $691 as compared to the same periods in 2016. These improvements were partially offset by a 4.4% and 9.8% decline for the three and six months ended June 30, 2017 in finance and insurance revenues PRU in the U.K. for the same comparable periods. The decline in the U.K. was more than explained by exchange rate differences. On a constant currency basis, finance and insurance revenues PRU in the U.K. increased 7.0% and 2.5% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.
Our total consolidated gross margin increased 50 basis points for the three months ended June 30, 2017 to 15.2%, as compared to the same period in 2016 as declines in the new and used vehicle sectors of our business were more than offset by an improvement in our parts and service business and a favorable mix effect. For the six months ended June 30, 2017, total consolidated gross margin increased 40 basis points to 15.2% as compared to the same period last year as stable margins in our new vehicle and parts and service business, coupled with a favorable mix effect, more than offset a decline in our used vehicle business.
Our consolidated SG&A expenses decreased in absolute dollars by 0.2% and 0.7% for the three and six months ended June 30, 2017, as compared to the same periods in 2016. In the U.S., the decrease in SG&A expenses was the result of the impact of lower volumes and gross profits on compensation expense, lower insurance deductible charges relating to catastrophic events that occurred in 2017, and a decline in loaner vehicle costs in 2017. Additionally contributing to the decline in SG&A expenses for the three and six months of 2017, we recorded a pre-tax gain of $1.8 million in the first quarter of 2017 related to a settlement with an OEM. For the three months ended June 30, 2017, our consolidated SG&A expenses as a percentage of gross profit increased 80 basis points to 73.7%, and for the six months ended June 30, 2017, our consolidated SG&A expenses as a percentage of gross profit increased 40 basis points to 74.6% as compared to the same period a year ago. On an adjusted basis, our consolidated SG&A expenses as a percentage of gross profit increased by 130 basis points to 73.5% and 74.7%, respectively, for the three and six months ended June 30, 2017, as compared to the same period in 2016. This increase was due to the decline in total gross profit, coupled with the mix effect of our growing U.K. operations that inherently have a higher cost structure.
The combination of all of these factors resulted in an operating margin of 3.5% and 3.3%, respectively, for the three and six months ended June 30, 2017, which were flat compared to the same comparable periods in the prior year. On an adjusted basis, operating margin declined 10 basis points for the three months ended June 30, 2017 to 3.5%, and declined 20 basis points to 3.3% for the six months ended June 30, 2017, as compared to the same period in 2016.
For the three and six months ended June 30, 2017, floorplan interest expense increased 14.1% and 11.3% respectively, as compared to the same periods in 2016, primarily driven by increases in the average London Interbank Offered Rate (“LIBOR”) interest rate since the fourth quarter of 2016 that resulted in higher U.S. floorplan interest expense. The impact of the increase in LIBOR was partially offset by declines in our U.S. weighted average borrowings when compared to 2016. Other interest expense, for the three and six months ended June 30, 2017, increased 3.7% and 2.0% respectively, as compared to the same period in 2016.
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
We disclosed certain critical accounting policies and estimates in our 2016 Form 10-K, and no significant changes have occurred since that time.

Results of Operations
The "Same Store" amounts presented below include the results of dealerships for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. The following table summarizes our combined Same Store results for the three and six months ended June 30, 2017, as compared to 2016. Same Store results also include the activities of our corporate headquarters.
Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Revenues
New Vehicle Retail	$1,438,047	(5.2)%	(3.8)%	$1,516,766	$2,732,511	(5.4)%	(3.8)%	$2,887,567
Used Vehicle Retail	677,701	(3.6)%	(1.8)%	703,128	1,314,103	(4.1)%	(2.4)%	1,370,057
Used Vehicle Wholesale	98,244	4.0%	7.5%	94,509	196,196	3.0%	6.5%	190,512
Parts and Service	329,798	4.2%	5.3%	316,549	639,421	4.0%	4.9%	614,923
Finance, Insurance and Other	105,338	(0.3)%	0.6%	105,626	200,036	(1.7)%	(0.8)%	203,520
Total Revenues	$2,649,128	(3.2)%	(1.7)%	$2,736,578	$5,082,267	(3.5)%	(1.9)%	$5,266,579
Cost of Sales
New Vehicle Retail	$1,363,523	(5.1)%	(3.7)%	$1,436,514	$2,590,795	(5.4)%	(3.8)%	$2,737,285
Used Vehicle Retail	633,220	(3.4)%	(1.5)%	655,541	1,225,430	(3.8)%	(2.1)%	1,274,449
Used Vehicle Wholesale	98,458	4.1%	7.8%	94,538	196,015	3.9%	7.4%	188,668
Parts and Service	151,945	4.1%	5.1%	145,916	294,820	4.2%	4.9%	283,050
Total Cost of Sales	$2,247,146	(3.7)%	(2.1)%	$2,332,509	$4,307,060	(3.9)%	(2.3)%	$4,483,452
Gross Profit	$401,982	(0.5)%	0.7%	$404,069	$775,207	(1.0)%	0.1%	$783,127
SG&A	$295,041	1.1%	2.5%	$291,844	$572,432	(0.1)%	1.1%	$572,764
Adjusted SG&A (1)	$294,110	1.8%	3.2%	$288,825	$573,334	1.2%	2.4%	$566,365
Depreciation and Amortization Expenses	$13,760	10.3%	11.7%	$12,477	$26,820	9.9%	11.3%	$24,393
Floorplan Interest Expense	$13,172	14.2%	15.2%	$11,535	$24,683	11.3%	12.4%	$22,182
Gross Margin
New Vehicle Retail	5.2%			5.3%	5.2%			5.2%
Total Used Vehicle	5.7%			6.0%	5.9%			6.2%
Parts and Service	53.9%			53.9%	53.9%			54.0%
Total Gross Margin	15.2%			14.8%	15.3%			14.9%
SG&A as a % of Gross Profit	73.4%			72.2%	73.8%			73.1%
Adjusted SG&A as a % of Gross Profit (1)	73.2%			71.5%	74.0%			72.3%
Operating Margin	3.5%			3.6%	3.5%			3.5%
Adjusted Operating Margin (1)	3.6%			3.8%	3.4%			3.7%
Finance and Insurance Revenues per Retail Unit Sold	$1,466	3.8%	4.8%	$1,412	$1,439	2.9%	3.9%	$1,398
(1)See "Non-GAAP Financial Measures" for more details.

The discussion that follows provides explanation for the variances noted above. Each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the three and six months ended June 30, 2017 and 2016.
Our Same Store operating results as reported on a U.S. GAAP basis for the three months ended June 30, 2017 were negatively impacted by the following non-core items (on a pre-tax basis): $0.6 million in losses associated with catastrophic events and $0.3 million in acquisition costs. For the six months ended June 30, 2017, our Same Store operating results were impacted by the following non-core items (on a pre-tax basis): $1.8 million gain associated with a legal settlement with an OEM, $0.6 million in losses related to catastrophic events and $0.3 million in acquisition costs. On a comparable basis, our Same Store operating results as reported on a U.S. GAAP basis for the three months ended June 30, 2016 were negatively impacted by the following non-core items (on a pre-tax basis): $2.8 million of losses related to catastrophic events, $1.0 million of non-cash impairment charges and $0.3 million of net losses related to real estate and dealership transactions. Our Same Store operating results on a U.S. GAAP basis for the six months ended June 30, 2016 were negatively impacted by the following non-core items (on a pre-tax basis): $5.4 million of losses related to catastrophic events, $1.5 million of non-cash impairment charges, $0.6 million of acquisition costs, and $0.4 million of net losses related to real estate and dealership transactions. These non-core items have been excluded from our U.S. GAAP results in the following discussion of "adjusted" results. Please see "Non-GAAP Financial Measures" for further explanation and reconciliation of the Same Store U.S. GAAP and non-GAAP data.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Retail Unit Sales
Same Stores
U.S.	30,675	(5.7)%		32,534	58,173	(7.1)%		62,596
U.K.	7,630	(1.4)%		7,741	15,280	4.5%		14,625
Brazil	2,130	(8.6)%		2,331	3,709	(18.3)%		4,538
Total Same Stores	40,435	(5.1)%		42,606	77,162	(5.6)%		81,759
Transactions	441			1,038	2,004			2,666
Total	40,876	(6.3)%		43,644	79,166	(6.2)%		84,425
Retail Sales Revenues
Same Stores
U.S.	$1,140,004	(3.9)%	N/A	$1,185,994	$2,158,251	(4.8)%	N/A	$2,267,346
U.K.	226,002	(13.0)%	(2.6)%	259,904	448,307	(8.9)%	3.7%	492,143
Brazil	72,041	1.7%	(6.7)%	70,868	125,953	(1.7)%	(14.8)%	128,078
Total Same Stores	1,438,047	(5.2)%	(3.8)%	1,516,766	2,732,511	(5.4)%	(3.8)%	2,887,567
Transactions	10,721			23,993	53,470			63,042
Total	$1,448,768	(6.0)%	(4.6)%	$1,540,759	$2,785,981	(5.6)%	(3.9)%	$2,950,609
Gross Profit
Same Stores
U.S.	$56,994	(6.6)%	N/A	$61,049	$108,198	(5.3)%	N/A	$114,285
U.K.	13,424	(12.5)%	(2.1)%	15,342	26,123	(9.3)%	3.2%	28,786
Brazil	4,106	6.3%	(2.4)%	3,861	7,395	2.6%	(11.5)%	7,211
Total Same Stores	74,524	(7.1)%	(5.6)%	80,252	141,716	(5.7)%	(4.0)%	150,282
Transactions	387			896	2,422			2,593
Total	$74,911	(7.7)%	(6.1)%	$81,148	$144,138	(5.7)%	(3.9)%	$152,875
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,858	(1.0)%	N/A	$1,876	$1,860	1.9%	N/A	$1,826
U.K.	$1,759	(11.3)%	(0.7)%	$1,982	$1,710	(13.1)%	(1.3)%	$1,968
Brazil	$1,928	16.4%	6.8%	$1,656	$1,994	25.5%	8.3%	$1,589
Total Same Stores	$1,843	(2.2)%	(0.5)%	$1,884	$1,837	(0.1)%	1.7%	$1,838
Transactions	$878			$863	$1,209			$973
Total	$1,833	(1.4)%	0.3%	$1,859	$1,821	0.6%	2.5%	$1,811
Gross Margin
Same Stores
U.S.	5.0%			5.1%	5.0%			5.0%
U.K.	5.9%			5.9%	5.8%			5.8%
Brazil	5.7%			5.4%	5.9%			5.6%
Total Same Stores	5.2%			5.3%	5.2%			5.2%
Transactions	3.6%			3.7%	4.5%			4.1%
Total	5.2%			5.3%	5.2%			5.2%

Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	% Increase/(Decrease)	2016	2017	% Increase/(Decrease)	2016
Toyota/Scion/Lexus (1)	10,367	(4.2)%	10,820	19,195	(6.2)%	20,469
BMW/MINI	5,322	(9.2)%	5,863	10,472	(5.5)%	11,076
Volkswagen/Audi/Porsche	5,008	5.6%	4,741	9,168	4.0%	8,814
Ford/Lincoln	4,363	(8.5)%	4,769	9,037	(4.4)%	9,450
Honda/Acura	3,905	(3.1)%	4,028	7,401	(5.9)%	7,865
Nissan	2,974	16.1%	2,561	6,033	9.7%	5,500
Chevrolet/GMC/Buick/Cadillac	2,427	(26.9)%	3,318	4,976	(23.6)%	6,517
Hyundai/Kia	1,756	0.7%	1,744	3,069	(12.0)%	3,488
Mercedes-Benz/smart/Sprinter	1,737	(8.2)%	1,893	3,214	(5.8)%	3,411
Chrysler/Dodge/Jeep/RAM	1,678	(7.3)%	1,810	3,081	(10.3)%	3,433
Other	898	(15.2)%	1,059	1,516	(12.7)%	1,736
Total	40,435	(5.1)%	42,606	77,162	(5.6)%	81,759
(1) The Scion brand was discontinued by Toyota during the third quarter of 2016.
In total, our Same Store new vehicle retail unit sales decreased 5.1% for the three months ended June 30, 2017, as compared to the same period in 2016. The decrease was driven by decreases of 5.7%, 1.4%, and 8.6% in the U.S., U.K., and Brazil, respectively. Overall, the U.S. industry sales declined 3.1% for the three months ended June 30, 2017 as compared to the same period a year ago. The decline in our U.S. new vehicle retail unit sales was primarily due to softness in the energy markets of Texas and Oklahoma, as well as an overall decline in new vehicle retail demand in the industry compared to 2016. For the three months ended June 30, 2017, our unit sales in our energy-dependent markets of Texas and Oklahoma were down 6.4% and 10.7%, respectively, when compared to the same period a year ago. We experienced an 8.6% decline in our Same Store new vehicle retail unit sales in Brazil, which was weaker than the overall industry, reflecting our intentional efforts to prioritize margins over volume. U.K. industry sales were down 10.3% for the three months ended June 30, 2017, as compared to the same period in 2016, following record sales in the first quarter of 2017, primarily due to consumers pulling ahead purchases in March as a result of the road tariff increase starting for cars purchased in April of 2017. Our Same Store U.K. new vehicle sales outperformed the U.K. auto industry, declining only 1.4% for the three months ended June 30, 2017 as compared to the same period last year. For the six months ended June 30, 2017, as compared to the same period in 2016, total Same Store new vehicle retail unit sales decreased 5.6%, primarily driven by decreases of 7.1% in the U.S. and 18.3% in Brazil, partially offset by a 4.5% increase in the U.K.
Our total Same Store revenues from new vehicle retail sales revenue decreased 5.2% for the three months ended June 30, 2017, as compared to the same period in 2016, reflecting declines in the U.S. and U.K., partially offset by an increase in Brazil. The 3.9% decrease in U.S. Same Store new vehicle revenue was primarily due to the decline in new vehicle retail units of 5.7%, partially offset by a 1.9% increase in the average new vehicle retail sales price to $37,164. The increase in U.S. Same Store average new vehicle retail sales price was primarily due to a mix shift in sales from cars to trucks, generally driven by lower gas prices. For the second quarter of 2017, U.S. Same Store new vehicle retail truck sales represented 59.2% of total Same Store new vehicle retail units sold, as compared to 56.1% for the same period last year. Our U.K. Same Store new vehicle revenues decreased 13.0% for the three months ended June 30, 2017, as compared to the same period last year, largely explained by the change in exchange rate between the periods. On a constant currency basis, our U.K. Same Store new vehicle retail revenues fell 2.6% for the second quarter of 2017, driven by the 1.4% decrease in new vehicle retail units and a 1.1% decrease in the average new vehicle retail sales price when compared to 2016 on a constant currency basis. The decline in our U.K. average new vehicle retail sales price is primarily due to a shift in consumer preference away from vehicles with diesel engines, which generally generate higher sales prices. Our Brazil Same Store new vehicle retail sales revenue increased 1.7% for the three months ended June 30, 2017 as compared to last year, more than explained by the change in exchange rates between periods. On a constant currency basis, our Brazil Same Store new vehicle sales revenue declined 6.7%, driven by the 8.6% decrease in new vehicle retail units, partially offset by a 2.1% increase in the average new vehicle retail sales price. For the six months ended June 30, 2017, total Same Store new vehicle retail sales revenues decreased 5.4% as compared to the same period in 2016, primarily driven by a 4.8%, 8.9%, and a 1.7% decrease in the U.S., U.K. and Brazil, respectively. The decreases in new vehicles sales revenue in the U.S. and Brazil primarily relate to a decrease of 7.1% and 18.3% in new vehicle retail units, respectively. The decline in new vehicle sales revenues in the U.K. is more than explained by the change in exchange rates between periods as, on a constant currency basis, new vehicle sales revenues increased 3.7%. This increase was driven by a 4.5% growth in new vehicle retail unit sales. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Our total Same Store new vehicle gross profit decreased 7.1% for the three months ended June 30, 2017, as compared to the same period in 2016, reflecting declines in the U.S. and U.K., partially offset by an increase in Brazil. In the U.S., Same Store new vehicle gross profit decreased 6.6%, explained by a 5.7% decrease in new vehicle retail units and a 1.0% decrease in gross profit PRU to $1,858. The decline in new vehicle gross profit PRU was primarily driven by a mix shift in our total new vehicle retail units sold from our domestic brands and toward our import brands that tend to generate lower gross profit PRU. For the three months ended June 30, 2017, our U.S. import sales represented 52.8% of our total new vehicle retail sales compared to 49.3% a year ago while our domestic sales fell to 23.8% of total new vehicle retail sales from 26.4% for the same period in 2016. For the three months ended June 30, 2017, our Same Store new vehicle gross profit in the U.K. decreased 12.5%, primarily explained by the change in exchange rates between periods. On a constant currency basis, our U.K. Same Store new vehicle gross profit declined 2.1%, as a result of the 1.4% decline in retail new vehicle units sold, coupled with a 0.7% decline in gross profit PRU on a constant currency basis. In Brazil, Same Store new vehicle gross profit increased 6.3% for the three months ended June 30, 2017 as compared to the same period in 2016. The increase in gross profit in Brazil is more than explained by changes in the currency exchange rate between periods. On a constant currency basis, gross profit declined 2.4%, reflecting the volume decline of 8.6%, partially offset by an increase of 6.8% in gross profit PRU. The increase in new vehicle gross profit PRU was primarily driven by strategic initiatives focused around improving new vehicle gross profit per retail unit sold. Our total Same Store new vehicle gross margin for the three months ended June 30, 2017, as compared to the same period in 2016, decreased 10 basis points from 5.3% to 5.2%. For the six months ended June 30, 2017, as compared to the same period a year ago, total Same Store gross new vehicle profit decreased by 5.7%, driven by a decrease of 5.3% in the U.S. coupled with a 9.3% decrease in the U.K., and partially offset by an increase of 2.6% in Brazil. For the six months ended June 30, 2017, our total Same Store new vehicle gross margin remained unchanged at 5.2% when compared to the same period in 2016.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the three months ended June 30, 2017 and 2016 was $11.7 million and $12.3 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, consolidated manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 88.0% in the first quarter of 2017 to 139.9% in the third quarter of 2015. In the U.S., manufacturers' interest assistance was 94.9% of floorplan interest expense in the second quarter of 2017 as compared to 116.3% in the second quarter of 2016.
We increased our new vehicle inventory levels by $123.0 million, or 10.6%, from $1,156.4 million as of December 31, 2016 to $1,279.4 million as of June 30, 2017. As compared to June 30, 2016, our inventory levels have increased by $20.9 million, or 1.7%. These increases were driven by the U.S., primarily as a result of softness in the Houston market sales that we experienced in June 2017. Our consolidated days' supply of new vehicle inventory increased to 75 days as of June 30, 2017, which was up from 62 days as of to December 31, 2016 and up from 73 days as of June 30, 2016.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Retail Unit Sales
Same Stores
U.S.	25,134	(4.9)%		26,430	50,063	(5.2)%		52,787
U.K.	5,329	9.7%		4,860	9,921	9.3%		9,075
Brazil	969	4.1%		931	1,897	(4.1)%		1,979
Total Same Stores	31,432	(2.4)%		32,221	61,881	(3.1)%		63,841
Transactions	571			730	1,688			1,901
Total	32,003	(2.9)%		32,951	63,569	(3.3)%		65,742
Retail Sales Revenues
Same Stores
U.S.	$535,010	(5.6)%	N/A	$566,676	$1,056,956	(5.3)%	N/A	$1,116,531
U.K.	121,817	0.9%	13.1%	120,775	215,868	(2.5)%	10.8%	221,449
Brazil	20,874	33.2%	22.3%	15,677	41,279	28.7%	10.5%	32,077
Total Same Stores	677,701	(3.6)%	(1.8)%	703,128	1,314,103	(4.1)%	(2.4)%	1,370,057
Transactions	8,248			12,650	32,773			33,892
Total	$685,949	(4.2)%	(2.2)%	$715,778	$1,346,876	(4.1)%	(2.1)%	$1,403,949
Gross Profit
Same Stores
U.S.	$36,641	(7.9)%	N/A	$39,778	$74,576	(9.2)%	N/A	$82,131
U.K.	6,335	(5.4)%	6.3%	6,694	11,078	(6.8)%	5.9%	11,892
Brazil	1,505	35.0%	24.2%	1,115	3,019	90.5%	67.1%	1,585
Total Same Stores	44,481	(6.5)%	(5.1)%	47,587	88,673	(7.3)%	(6.0)%	95,608
Transactions	432			678	1,245			1,857
Total	$44,913	(6.9)%	(5.5)%	$48,265	$89,918	(7.7)%	(6.4)%	$97,465
Gross Profit per Unit Sold
Same Stores
U.S.	$1,458	(3.1)%	N/A	$1,505	$1,490	(4.2)%	N/A	$1,556
U.K.	$1,189	(13.7)%	(3.1)%	$1,377	$1,117	(14.7)%	(3.1)%	$1,310
Brazil	$1,553	29.6%	19.3%	$1,198	$1,591	98.6%	74.4%	$801
Total Same Stores	$1,415	(4.2)%	(2.8)%	$1,477	$1,433	(4.3)%	(3.1)%	$1,498
Transactions	$757			$929	$738			$977
Total	$1,403	(4.2)%	(2.7)%	$1,465	$1,414	(4.7)%	(3.2)%	$1,483
Gross Margin
Same Stores
U.S.	6.8%			7.0%	7.1%			7.4%
U.K.	5.2%			5.5%	5.1%			5.4%
Brazil	7.2%			7.1%	7.3%			4.9%
Total Same Stores	6.6%			6.8%	6.7%			7.0%
Transactions	5.2%			5.4%	3.8%			5.5%
Total	6.5%			6.7%	6.7%			6.9%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Wholesale Unit Sales
Same Stores
U.S.	9,662	3.6%		9,326	19,643	1.0%		19,439
U.K.	3,883	0.1%		3,879	7,244	0.1%		7,240
Brazil	234	59.2%		147	481	37.0%		351
Total Same Stores	13,779	3.2%		13,352	27,368	1.3%		27,030
Transactions	296			332	1,236			1,020
Total	14,075	2.9%		13,684	28,604	2.0%		28,050
Wholesale Sales Revenues
Same Stores
U.S.	$66,221	8.2%	N/A	$61,222	$136,766	6.9%	N/A	$127,983
U.K.	29,604	(9.4)%	1.5%	32,669	54,000	(12.2)%	(0.2)%	61,469
Brazil	2,419	291.4%	260.4%	618	5,430	412.3%	344.4%	1,060
Total Same Stores	98,244	4.0%	7.5%	94,509	196,196	3.0%	6.5%	190,512
Transactions	1,133			1,770	7,338			7,359
Total	$99,377	3.2%	6.8%	$96,279	$203,534	2.9%	6.7%	$197,871
Gross Profit
Same Stores
U.S.	$248	978.3%	N/A	$23	$(95)	(107.5)%	N/A	$1,264
U.K.	(661)	(581.4)%	(641.0)%	(97)	(162)	(132.4)%	(132.2)%	500
Brazil	199	342.2%	308.5%	45	438	447.5%	376.9%	80
Total Same Stores	(214)	(637.9)%	(894.7)%	(29)	181	(90.2)%	(93.3)%	1,844
Transactions	(53)			(23)	(348)			(447)
Total	$(267)	(413.5)%	(570.2)%	$(52)	$(167)	(112.0)%	(120.2)%	$1,397
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$26	1,200.0%	N/A	$2	$(5)	(107.7)%	N/A	$65
U.K.	$(170)	(580.0)%	(640.2)%	$(25)	$(22)	(131.9)%	(132.2)%	$69
Brazil	$850	177.8%	156.6%	$306	$911	299.6%	248.0%	$228
Total Same Stores	$(16)	(700.0)%	(863.9)%	$(2)	$7	(89.7)%	(93.4)%	$68
Transactions	$(179)			$(69)	$(282)			$(438)
Total	$(19)	(375.0)%	(551.6)%	$(4)	$(6)	(112.0)%	(119.8)%	$50
Gross Margin
Same Stores
U.S.	0.4%			—%	(0.1)%			1.0%
U.K.	(2.2)%			(0.3)%	(0.3)%			0.8%
Brazil	8.2%			7.3%	8.1%			7.5%
Total Same Stores	(0.2)%			—%	0.1%			1.0%
Transactions	(4.7)%			(1.3)%	(4.7)%			(6.1)%
Total	(0.3)%			(0.1)%	(0.1)%			0.7%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Used Vehicle Unit Sales
Same Stores
U.S.	34,796	(2.7)%		35,756	69,706	(3.5)%		72,226
U.K.	9,212	5.4%		8,739	17,165	5.2%		16,315
Brazil	1,203	11.6%		1,078	2,378	2.1%		2,330
Total Same Stores	45,211	(0.8)%		45,573	89,249	(1.8)%		90,871
Transactions	867			1,062	2,924			2,921
Total	46,078	(1.2)%		46,635	92,173	(1.7)%		93,792
Sales Revenues
Same Stores
U.S.	$601,231	(4.2)%	N/A	$627,898	$1,193,722	(4.1)%	N/A	$1,244,514
U.K.	151,421	(1.3)%	10.6%	153,444	269,868	(4.6)%	8.4%	282,918
Brazil	23,293	42.9%	31.4%	16,295	46,709	41.0%	21.1%	33,137
Total Same Stores	775,945	(2.7)%	(0.7)%	797,637	1,510,299	(3.2)%	(1.3)%	1,560,569
Transactions	9,381			14,420	40,111			41,251
Total	$785,326	(3.3)%	(1.2)%	$812,057	$1,550,410	(3.2)%	(1.0)%	$1,601,820
Gross Profit
Same Stores
U.S.	$36,889	(7.3)%	N/A	$39,801	$74,481	(10.7)%	N/A	$83,395
U.K.	5,674	(14.0)%	(3.1)%	6,597	10,916	(11.9)%	0.4%	12,392
Brazil	1,704	46.9%	35.2%	1,160	3,457	107.6%	81.9%	1,665
Total Same Stores	44,267	(6.9)%	(5.7)%	47,558	88,854	(8.8)%	(7.7)%	97,452
Transactions	379			655	897			1,410
Total	$44,646	(7.4)%	(6.1)%	$48,213	$89,751	(9.2)%	(8.0)%	$98,862
Gross Profit per Unit Sold
Same Stores
U.S.	$1,060	(4.8)%	N/A	$1,113	$1,069	(7.4)%	N/A	$1,155
U.K.	$616	(18.4)%	(8.1)%	$755	$636	(16.3)%	(4.6)%	$760
Brazil	$1,416	31.6%	21.1%	$1,076	$1,454	103.4%	78.3%	$715
Total Same Stores	$979	(6.2)%	(4.9)%	$1,044	$996	(7.1)%	(6.0)%	$1,072
Transactions	$437			$617	$307			$483
Total	$969	(6.3)%	(5.0)%	$1,034	$974	(7.6)%	(6.4)%	$1,054
Gross Margin
Same Stores
U.S.	6.1%			6.3%	6.2%			6.7%
U.K.	3.7%			4.3%	4.0%			4.4%
Brazil	7.3%			7.1%	7.4%			5.0%
Total Same Stores	5.7%			6.0%	5.9%			6.2%
Transactions	4.0%			4.5%	2.2%			3.4%
Total	5.7%			5.9%	5.8%			6.2%
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
Our total Same Store used vehicle retail revenues decreased $25.4 million, or 3.6%, for the three months ended June 30, 2017, as compared to the same period in 2016, reflecting a 2.4% decrease in total Same Store used vehicle retail unit sales, coupled with a 1.2% decrease in average used vehicle retail selling price to $21,561. In the U.S., Same Store used vehicle retail revenues decreased $31.7 million, or 5.6%, reflecting a 4.9% decrease in Same Store used vehicle retail unit sales, coupled with a 0.7%, or $155, decrease in the average used vehicle retail sales price. The decline in Same Store used vehicle retail unit sales was driven by a 7.8% decline in sales in our energy dependent markets of Texas and Oklahoma. In the U.K., Same Store used vehicle retail revenues increased by $1.0 million, or 0.9%, for the quarter ended June 30, 2017. This increase in Same Store used vehicle retail revenue was driven by a 9.7% increase in used vehicle retail unit sales that was partially offset by an 8.0% decline in average used vehicle retail sales price, as a result of the change in exchange rates between periods. On a constant currency basis, our U.K. Same Store used vehicle retail revenue increased 13.1% and our average used vehicle retail sales price increased 3.2% for second quarter of 2017 as compared to 2016. These increases were primarily driven by a strong performance from our operating team, as well as the road tariff that went into effect in April 2017 that lowered associated taxes on used vehicles relative to new vehicles, shifting consumer demand towards used vehicles. In Brazil, for the three months ended June 30, 2017, Same Store used vehicle retail revenues increased 33.2%, reflecting a 27.9% increase in the average used vehicle retail selling price, coupled with 4.1% increase in Same Store used vehicle retail unit sales. These improvements reflect an increased focus by our operations team and enhanced processes that are being implemented. For the six months ended June 30, 2017, our total Same Store used vehicle retail revenues declined 4.1%, primarily as a result of decrease in used vehicle retail unit sales and average used vehicle retail sales price by 3.1% and 1.0%, respectively. The decline in our total Same Store average used vehicle retail sales price can be explained by the change in exchange rates between periods. On a constant currency basis, our total Same Store average used vehicle retail sales price increased 0.7%.
In total, our Same Store used vehicle retail total gross profit for the three months ended June 30, 2017 decreased 6.5%, as compared to the same period in 2016, reflecting declines in the U.S. and U.K. that were partially offset by improvements in Brazil. In the U.S., Same Store used vehicle gross profit decreased by 7.9%, driven by a decline in Same Store used vehicle gross profit PRU of 3.1%, or $47, coupled with the decrease in Same Store used vehicle retail unit sales of 4.9%. The decline in U.S. Same Store used vehicle retail gross profit PRU reflects demand weakness in our energy-dependent markets. In addition, lower new vehicle sales volumes resulted in a decline in our supply of used vehicle trade-in units, which generate our highest used vehicle margins, causing our U.S. dealerships to purchase more expensive inventory at auction. In the U.K., Same Store used vehicle retail gross profit declined 5.4%. The decline in the U.K. is more than explained by the change in exchange rates between periods, as on a constant currency basis, Same Store used vehicle retail gross profit improved 6.3%. The improvement on a constant currency basis reflects the 9.7% increase in Same Store used vehicle retail unit sales, partially offset by a 3.1% decline in used vehicle retail gross profit per unit. The decrease in used vehicle retail gross profit PRU in the U.K. primarily reflected the impact of efforts to liquidate a high level of used trade-in inventory from March 2017 new vehicle sales volumes and much of our used vehicle diesel inventory as a result of the shift in consumer demand. In Brazil, the increase of 35.0% in Same Store used vehicle retail gross profit resulted from a $355, or 29.6%, increase in Same Store used vehicle retail gross profit PRU, coupled with a 4.1% increase in Same Store used vehicle retail unit sales. The improvement in Same Store used vehicle retail gross profit and gross profit PRU in Brazil is primarily a result of the implementation of new and improved sales processes by our local operating team, as well as the impact of the exchange rates between periods. For the six months ended June 30, 2017, as compared to the same period in 2016, total Same Store used vehicle retail gross profit decreased 7.3%, as a result of a decrease in Same Store used vehicle retail units and gross profit PRU of 3.1% and 4.3%, respectively.
During the three months ended June 30, 2017, total Same Store used vehicle wholesale revenue increased 4.0%, as compared to the same period in 2016, driven by increases in the U.S. and Brazil that were partially offset by a decrease in the U.K. In the U.S., the 8.2% increase in Same Store used vehicle wholesale revenue for the three months ended June 30, 2017 was the result of a 3.6% increase in Same Store wholesale used vehicle unit sales and a 4.4% increase in used vehicle wholesale average sales price. The increase in our Same Store used vehicle wholesale units was primarily driven by weakened demand for used vehicle sales in our energy markets that drove an increase in the liquidation of aged used vehicle inventory through auctions. The increase in our Same Store average used vehicle wholesale sales price was the result of a 2.3% increase in average used vehicle market prices for the second quarter of 2017 compared to a year ago, as reflected in the Manheim index. In the U.K., Same Store used vehicle wholesale revenue declined 9.4%, which is more than explained by the weaker currency exchange rate. In Brazil, Same Store used vehicle wholesale revenue increased as a result of an improvement in Same Store used vehicle wholesale average sales price, coupled with an increase in Same Store wholesale used vehicle unit sales. For the six months ended June 30, 2017, as compared to the same period in 2016, total Same Store used vehicle wholesale revenue increased 3.0%, driven by a 1.3% increase in Same Store used vehicle wholesale unit sales, coupled with a 1.7% increase in Same Store average used vehicle wholesale selling price.

Our total Same Store used vehicle wholesale gross profit declined for the three months ended June 30, 2016 driven by a decrease in our Same Store used vehicle wholesale gross profit per unit from a loss of $2 per unit for the three months ended June 30, 2016 to a loss of $16 per unit for the same period in 2017, coupled with a 3.2% increase in used vehicle wholesale units. The decline in our Same Store used vehicle wholesale gross profit was primarily due to the decline in U.K. Same Store gross profit per wholesale unit sold from a loss of $25 in 2016 to a loss of $170 in 2017 that was primarily a result of the liquidation of much of our used vehicle diesel inventory as a result of the shift in consumer demand. For the six months ended June 30, 2017, our total Same Store used vehicle wholesale gross profit decreased 90.2%, primarily as a result of decrease of 89.7% in used vehicle wholesale gross profit per wholesale unit, as compared to the same period in 2016.
As of June 30, 2017, we increased our used vehicle inventory levels by $18.8 million, or 6.4%, from December 31, 2016. However, we decreased our used vehicle inventory levels by $2.5 million, or 0.8%, from June 30, 2016 to $313.6 million as of June 30, 2017, primarily due to a decline in trade-in activity associated with lower retail vehicle unit sales volume during the second quarter of 2017 in the U.S. as compared to 2016. Our consolidated days' supply of used vehicle inventory decreased to 33 days, as of June 30, 2017, as compared to 35 days as of December 31, 2016 and 34 days as of June 30, 2016. In the U.S., days' supply of used vehicle inventory decreased by two days from June 30, 2016 to 32 days as of June 30, 2017.
Parts and Service Data
(dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Parts and Services Revenue
Same Stores
U.S.	$282,293	5.6%	N/A	$267,248	$553,453	4.9%	N/A	$527,383
U.K.	35,900	(9.3)%	1.7%	39,566	64,119	(8.0)%	4.6%	69,672
Brazil	11,605	19.2%	9.5%	9,735	21,849	22.3%	5.8%	17,868
Total Same Stores	329,798	4.2%	5.3%	316,549	639,421	4.0%	4.9%	614,923
Transactions	1,833			5,524	11,908			15,742
Total	$331,631	3.0%	4.1%	$322,073	$651,329	3.3%	4.4%	$630,665
Gross Profit
Same Stores
U.S.	$151,781	5.0%	N/A	$144,602	$297,781	3.9%	N/A	$286,664
U.K.	20,704	(7.0)%	4.2%	22,262	36,763	(3.8)%	9.3%	38,220
Brazil	5,368	42.4%	30.6%	3,769	10,057	43.9%	24.3%	6,989
Total Same Stores	177,853	4.2%	5.4%	170,633	344,601	3.8%	4.9%	331,873
Transactions	1,012			2,565	6,620			7,901
Total	$178,865	3.3%	4.5%	$173,198	$351,221	3.4%	4.7%	$339,774
Gross Margin
Same Stores
U.S.	53.8%			54.1%	53.8%			54.4%
U.K.	57.7%			56.3%	57.3%			54.9%
Brazil	46.3%			38.7%	46.0%			39.1%
Total Same Stores	53.9%			53.9%	53.9%			54.0%
Transactions	55.2%			46.4%	55.6%			50.2%
Total	53.9%			53.8%	53.9%			53.9%
Our total Same Store parts and service revenues increased $13.2 million, or 4.2%, to $329.8 million for the three months ended June 30, 2017, as compared to the same period in 2016, primarily driven by growth in the U.S. and Brazil that was partially offset by a decline in our U.K. business. For the three months ended June 30, 2017, our U.S. Same Store parts and service revenue increased 5.6%, or $15.0 million, reflecting a 2.8% increase in customer-pay parts and service revenue, a 15.8% increase in warranty parts and service revenues, a 5.0% increase in collision revenue, and a 2.7% increase in wholesale parts revenues, when compared to the same period in 2016. The growth in our warranty and customer-pay parts and service revenue in the U.S. was supported by the continued progress we are making in adding service technicians and advisors, and expanding shop capacity where applicable. In addition, the increase in warranty parts and service revenue in the U.S. was driven by high volume recall campaigns within our Nissan, Ford, and Lexus brands that occurred during the second quarter of 2017. The increase in collision revenue was primarily attributable to strategic initiatives that continue to enhance our operational processes, the addition of technicians to increase operating capacity and the expansion of direct repair programs with insurance companies.
Our U.K. Same Store parts and service revenues decreased 9.3%, or $3.7 million, for the three months ended June 30, 2017, as compared to 2016. This decline can be more than explained by a change in exchange rates. On a constant currency basis, we realized a 1.7% increase in our Same Store parts and service revenues, driven by an increase of 11.8% in our warranty parts and service revenue and a 5.6% increase in our collision revenues. We grew our warranty parts and service revenue in the U.K., due to an increase in high volume recalls within our BMW and Audi brands that occurred during the second quarter of 2017. Additionally, the increases in warranty parts and service revenue and collision revenues are attributable to the implementation of management initiatives designed to enhance processes and increase productivity, as well as the expansion of our service and collision capacity by increasing the number of technicians by 21.3%. However, the growth in our warranty parts and service and collision businesses absorbed that added capacity, resulting in our customer-pay parts and service revenues partially offsetting these increases with a 1.6% decline in revenues.
Our Same Store parts and service revenues in Brazil increased 19.2%, or $1.9 million, for the three months ended June 30, 2017, compared to the same period 2016. The increase in Brazil Same Store parts and service revenues was driven by a 13.8% increase in customer-pay parts and service revenue, a 56.2% increase in warranty parts and service revenue, and a 20.3% increase in our collision revenue, partially offset by a strategic decision to exit the wholesale parts business in Brazil at the end of 2016.
Our total Same Store parts and service revenue improved $24.5 million, or 4.0%, to $639.4 million for the six months ended June 30, 2017, as compared to the same period in 2016 primarily reflecting increases in the U.S and Brazil that were partially offset by a decrease in U.K. business. For the six months ended June 30, 2017, our U.S. same store parts and service revenues improved 4.9% primarily as a result of a 3.9% increase in customer-pay parts and service revenues, a 1.5% increase in wholesale parts revenues, an 11.7% increase in warranty parts and service revenues, and a 4.2% increase in collision revenues. Our U.K. same store parts and service revenues decreased 8.0%, which is more than explained by changes in exchange rates between periods. On a constant currency basis, all sectors of our U.K. parts and service business improved over the prior year. For the six months ended June 30, 2017, our Brazil Same Store parts and service revenues increased 22.3%, as we experienced improvements in our customer-pay parts and service, warranty parts and service, and collision businesses, when compared to the same period a year ago.
Our total Same Store parts and service gross profit for the three months ended June 30, 2017 increased 4.2%, as compared to the same period in 2016. This increase in gross profit was driven by increases of 42.4% in Brazil and 5.0% in the U.S., partially offset by a decline of 7.0% in the U.K. The increase in the U.S. was driven by improvements in our customer-pay, warranty, and collision businesses. The increase in Same Store parts and service gross profit in Brazil primarily reflects improvements in our customer-pay parts and service and collision businesses. In the U.K, the decline in Same Store parts and service gross profit is more than explained by the change in currency exchange rates between periods. On a constant currency basis, Same Store parts and service gross profit increased by 5.4%. For the six months ended June 30, 2017, our total Same Store gross profit increased 3.8%, as compared to the same period a year ago, primarily driven by increases of 43.9% and 3.9% in Brazil and the U.S., respectively, and partially offset by a 3.8% decrease in the U.K. The increases in the U.S. and Brazil were driven by our customer-pay parts and service, warranty parts and service and collision businesses. The decline in the U.K. was more than explained by the change in the exchange rates between periods, as on a local currency basis U.K. Same Store parts and service gross profit improved 9.3%.
For the three months ended June 30, 2017, our total Same Store parts and service gross margin remained the same, as compared to the same period in 2016. This result was driven by a 30 basis-point decrease in the U.S., offset by 140 and 760 basis-point improvements in the U.K. and Brazil, respectively. The decline in the U.S. primarily reflects a decrease in internal work between the parts and service departments of our dealerships and the new and used vehicle departments, as a result of a decline in total retail vehicle sales volumes for the second quarter of 2017 as compared to the same period in 2016. The increase in the U.K. reflects higher margins in all aspects of the parts and service business as compared to the same period last year. The increase in Same Store parts and service gross margin in Brazil was the result of improved profitability in our customer-pay parts and service and collision businesses. Both the U.K. and Brazil increases reflect the impact of strategic initiatives implemented by our respective operating teams. For the six months ended June 30, 2017, our total Same Store parts and service gross margin declined 10 basis points compared to the same periods in 2016. This decline was driven by our U.S. Same Store parts and service gross margin that declined by 60 basis-points reflecting a decline in the internal work mentioned above.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Retail New and Used Unit Sales
Same Stores
U.S.	55,809	(5.4)%		58,964	108,236	(6.2)%		115,383
U.K.	12,959	2.8%		12,601	25,201	6.3%		23,700
Brazil	3,099	(5.0)%		3,262	5,606	(14.0)%		6,517
Total Same Stores	71,867	(4.0)%		74,827	139,043	(4.5)%		145,600
Transactions	1,012			1,768	3,692			4,567
Total	72,879	(4.9)%		76,595	142,735	(4.9)%		150,167
Retail Finance Fees
Same Stores
U.S.	$29,173	(5.5)%	N/A	$30,878	$55,152	(8.6)%	N/A	$60,325
U.K.	6,005	14.9%	28.6%	5,228	10,277	6.0%	20.4%	9,694
Brazil	511	72.6%	60.0%	296	965	69.0%	46.7%	571
Total Same Stores	35,689	(2.0)%	(0.1)%	36,402	66,394	(5.9)%	(4.2)%	70,590
Transactions	348			451	1,230			1,194
Total	$36,037	(2.2)%	(0.3)%	$36,853	$67,624	(5.8)%	(3.8)%	$71,784
Vehicle Service Contract Fees
Same Stores
U.S.	$36,629	2.7%	N/A	$35,677	$71,195	2.3%	N/A	$69,569
U.K.	152	78.8%	98.5%	85	324	50.0%	69.7%	216
Brazil	—	—%	—%	—	—	—%	—%	—
Total Same Stores	36,781	2.8%	2.9%	35,762	71,519	2.5%	2.5%	69,785
Transactions	138			421	160			773
Total	$36,919	2.0%	2.1%	$36,183	$71,679	1.6%	1.7%	$70,558
Insurance and Other
Same Stores
U.S.	$28,077	0.1%	N/A	$28,046	$52,922	(0.8)%	N/A	$53,339
U.K.	3,237	(22.9)%	(13.7)%	4,200	6,411	(17.7)%	(6.4)%	7,794
Brazil	1,554	27.8%	17.1%	1,216	2,790	38.7%	20.1%	2,012
Total Same Stores	32,868	(1.8)%	(1.0)%	33,462	62,123	(1.6)%	(0.8)%	63,145
Transactions	646			1,062	1,878			2,223
Total	$33,514	(2.9)%	(2.2)%	$34,524	$64,001	(2.1)%	(1.2)%	$65,368
Total Finance and Insurance Revenues
Same Stores
U.S.	$93,879	(0.8)%	N/A	$94,601	$179,269	(2.2)%	N/A	$183,233
U.K.	9,394	(1.3)%	10.6%	9,513	17,012	(3.9)%	9.2%	17,704
Brazil	2,065	36.6%	25.4%	1,512	3,755	45.4%	26.0%	2,583
Total Same Stores	105,338	(0.3)%	0.6%	105,626	200,036	(1.7)%	(0.8)%	203,520
Transactions	1,132			1,934	3,268			4,190
Total	$106,470	(1.0)%	(0.1)%	$107,560	$203,304	(2.1)%	(1.1)%	$207,710
Finance and Insurance Revenues per Retail Unit Sold
Same Stores
U.S.	$1,682	4.9%	N/A	$1,604	$1,656	4.3%	N/A	$1,588
U.K.	$725	(4.0)%	7.5%	$755	$675	(9.6)%	2.7%	$747
Brazil	$666	43.5%	32.0%	$464	$670	69.2%	46.5%	$396
Total Same Stores	$1,466	3.8%	4.8%	$1,412	$1,439	2.9%	3.9%	$1,398
Transactions	$1,119			$1,094	$885			$917
Total	$1,461	4.1%	5.0%	$1,404	$1,424	3.0%	4.0%	$1,383

Our total Same Store finance and insurance revenues remained relatively flat for the three months ended June 30, 2017, as compared to the same period in 2016, as a 36.6% increase in Brazil was offset by a 0.8% and 1.3% decline in the U.S. and the U.K., respectively. Our U.S. Same Store finance and insurance revenue declined $0.7 million, or 0.8%, primarily as a result of a 5.4% decrease in total vehicle retail unit sales volume, partially offset by a 4.9% improvement in PRU. The PRU improvement reflects increases in income per contract, as well as penetration rates, for most of our major U.S. product offerings. In the U.K., our Same Store finance and insurance revenues decreased 1.3%, as compared to the same period in 2016, with the decrease more than explained by the change in exchange rates. On a constant currency basis, our U.K. Same Store finance and insurance revenue increased 10.6% as compared to the same period in 2016, with the improvement driven by a 2.8% increase in new and used vehicle retail unit sales volume coupled with improvements in income per contract for our retail finance and vehicle service contract fees. Our Brazil Same Store finance and insurance revenue increased $0.6 million, or 36.6%, for the three months ended June 30, 2017, explained by increases in penetration rates and income per contract for our retail finance fees. Our total Same Store finance and insurance revenue PRU improved 3.8% for the quarter ended June 30, 2017, to $1,466. This improvement can be explained by increases in the U.S. and Brazil of 4.9% and 43.5%, respectively, compared to the same period in 2016. These increases were partially offset by a 4.0% decline in the U.K. The U.K. decrease was more than explained by an unfavorable change in exchange rates between periods. On a constant currency basis, U.K. Same Store finance and insurance revenues PRU increased 7.5% in the second quarter of 2017 compared to the same period in 2016.
Our total Same Store finance and insurance revenues decreased 1.7%, or $3.5 million, for the six months ended June 30, 2017, as compared to the same period in 2016, driven by declines in the U.S. and the U.K., partially offset by an improvement in Brazil. Our U.S. Same Store finance and insurance revenues decreased $4.0 million, or 2.2%, for the six months ended June 30, 2017, as compared to the same period in 2016. The decline was driven by a 6.2% decrease in total retail sales volumes, partially offset by a 4.3% increase in PRU. In the U.K., our Same Store finance and insurance revenues decreased $0.7 million, or 3.9%, as a 6.3% increase in total retail sales volume and improvements in income per contract for our retail finance and vehicle service contract fees were more than offset by the change in exchange rates between periods. On a constant currency basis, our U.K. Same Store finance and revenue increased 9.2% as compared to the same period in 2016. Our Same Store finance and insurance revenues in Brazil increased 45.4%, or $1.2 million, for the six months ended June 30, 2017, as compared to the same period in 2016. This improvement was driven by increases in penetration rates and income per contract for our retail finance fees. For the six months ended June 30, 2017, our total Same Store finance and insurance revenues PRU increased 2.9% to $1,439, as compared to the same period in 2016, which is explained by improvements in the U.S. and Brazil of 4.3% and 69.2%, respectively, as compared to the same period in 2016. These increases were partially offset by a 9.6% decline in the U.K. that was driven by the change in exchange rates between periods as, on a constant currency basis, Same Store finance and insurance revenues PRU increased 2.7% when compared to the same period in 2016.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Personnel
Same Stores
U.S.	$154,346	0.8%	N/A	$153,084	$306,455	(0.1)%	N/A	$306,712
U.K.	23,696	(2.5)%	9.3%	24,310	42,930	(2.4)%	11.0%	43,976
Brazil	6,926	35.5%	24.3%	5,112	13,062	40.7%	21.7%	9,284
Total Same Stores	184,968	1.3%	2.6%	182,506	362,447	0.7%	1.8%	359,972
Transactions	1,642			3,573	8,207			10,239
Total	$186,610	0.3%	1.6%	$186,079	$370,654	0.1%	1.4%	$370,211
Advertising
Same Stores
U.S.	$18,494	7.0%	N/A	$17,290	$34,469	6.1%	N/A	$32,492
U.K.	1,231	(18.0)%	(7.9)%	1,502	2,475	(7.0)%	6.1%	2,661
Brazil	148	(31.5)%	(37.1)%	216	265	(40.7)%	(49.1)%	447
Total Same Stores	19,873	4.6%	5.3%	19,008	37,209	4.5%	5.4%	35,600
Transactions	283			418	720			945
Total	$20,156	3.8%	4.5%	$19,426	$37,929	3.8%	4.8%	$36,545
Rent and Facility Costs
Same Stores
U.S.	$20,569	(2.7)%	N/A	$21,140	$40,740	(1.2)%	N/A	$41,250
U.K.	4,367	(1.4)%	10.5%	4,429	7,170	(5.0)%	7.8%	7,547
Brazil	2,155	23.9%	13.6%	1,740	4,223	26.9%	9.4%	3,327
Total Same Stores	27,091	(0.8)%	0.5%	27,309	52,133	—%	0.8%	52,124
Transactions	717			1,432	2,887			4,046
Total	$27,808	(3.2)%	(1.9)%	$28,741	$55,020	(2.0)%	(1.1)%	$56,170
Other SG&A
Same Stores
U.S.	$49,325	(0.3)%	N/A	$49,473	$97,021	(4.5)%	N/A	$101,558
U.K.	11,318	2.3%	14.6%	11,065	19,225	0.4%	14.0%	19,139
Brazil	2,466	(0.7)%	(8.7)%	2,483	4,397	0.6%	(13.0)%	4,371
Total Same Stores	63,109	0.1%	2.0%	63,021	120,643	(3.5)%	(1.9)%	125,068
Transactions	885			1,755	4,101			4,693
Total	$63,994	(1.2)%	0.7%	$64,776	$124,744	(3.9)%	(2.0)%	$129,761
Total SG&A
Same Stores
U.S.	$242,734	0.7%	N/A	$240,987	$478,685	(0.7)%	N/A	$482,012
U.K.	40,612	(1.7)%	10.2%	41,306	71,800	(2.1)%	11.3%	73,323
Brazil	11,695	22.4%	12.4%	9,551	21,947	25.9%	8.8%	17,429
Total Same Stores	295,041	1.1%	2.5%	291,844	572,432	(0.1)%	1.1%	572,764
Transactions	3,527			7,178	15,915			19,923
Total	$298,568	(0.2)%	1.2%	$299,022	$588,347	(0.7)%	0.7%	$592,687

Total Gross Profit
Same Stores
U.S.	$339,543	(0.1)%	N/A	$340,053	$659,729	(1.2)%	N/A	$667,577
U.K.	49,196	(8.4)%	2.6%	53,714	90,814	(6.5)%	6.3%	97,102
Brazil	13,243	28.5%	18.0%	10,302	24,664	33.7%	15.6%	18,448
Total Same Stores	401,982	(0.5)%	0.7%	404,069	775,207	(1.0)%	0.1%	783,127
Transactions	2,910			6,050	13,207			16,094
Total	$404,892	(1.3)%	(0.1)%	$410,119	$788,414	(1.4)%	(0.1)%	$799,221
SG&A as a % of Gross Profit
Same Stores
U.S.	71.5%			70.9%	72.6%			72.2%
U.K.	82.6%			76.9%	79.1%			75.5%
Brazil	88.3%			92.7%	89.0%			94.5%
Total Same Stores	73.4%			72.2%	73.8%			73.1%
Transactions	121.2%			118.6%	120.5%			123.8%
Total	73.7%			72.9%	74.6%			74.2%
Adjusted Total SG&A (1)
Same Stores
U.S.	$242,091	1.7%	N/A	$237,968	$479,875	0.8%	N/A	$476,174
U.K.	40,324	(2.4)%	9.5%	41,306	71,512	(1.7)%	11.7%	72,762
Brazil	11,695	22.4%	12.4%	9,551	21,947	25.9%	8.8%	17,429
Total Same Stores	294,110	1.8%	3.2%	288,825	573,334	1.2%	2.4%	566,365
Transactions	3,527			7,178	15,915			20,618
Total	$297,637	0.6%	1.9%	$296,003	$589,249	0.4%	1.8%	$586,983
Adjusted SG&A as a % of Gross Profit (1)
Same Stores
U.S.	71.3%			70.0%	72.7%			71.3%
U.K.	82.0%			76.9%	78.7%			74.9%
Brazil	88.3%			92.7%	89.0%			94.5%
Total Same Stores	73.2%			71.5%	74.0%			72.3%
Transactions	121.2%			118.6%	120.5%			128.1%
Total	73.5%			72.2%	74.7%			73.4%

Employees	13,700			13,400	13,700			13,400
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
Our total Same Store SG&A increased 1.1% for the three months ended June 30, 2017, as compared to the same period in 2016, with the change more than explained by increases of 22.4% and 0.7% in Brazil and the U.S., respectively, partially offset by a decrease of 1.7% in the U.K. After adjusting for non-core Same Store other SG&A items of $0.6 million in charges related to catastrophic events and $0.3 million in dealership acquisition costs our adjusted total Same Store SG&A increased 1.8% for the three months ended June 30, 2017, as compared to the same period in 2016. On a comparable basis, adjusted total Same Store SG&A for three months ended June 30, 2016 excluded non-core Same Store other SG&A items of $2.8 million in deductible charges related to catastrophic events and $0.3 million related to losses on real estate and dealership dispositions. Our total Same Store SG&A decreased 0.1% for the six months ended June 30, 2017, as compared to the same period in 2016, as decreases of 2.1% and 0.7% in the U.S. and U.K., respectively, were substantially offset by an increase of 25.9% in Brazil. After adjusting for non-core Same Store other SG&A items, including a pre-tax gain of $1.8 million related to a settlement with an OEM, $0.6 million in charges related to catastrophic events and $0.4 million of costs related to dealership acquisitions, our adjusted total Same Store SG&A increased 1.2% for the six months ended June 30, 2017, as compared to the same period in 2016. On a comparable basis, adjusted total Same Store SG&A for six months ended June 30, 2016 excluded non-core Same Store other SG&A items of $5.4 million in deductible charges related to catastrophic events, $0.6 million in costs related to dealership acquisitions and $0.4 million of losses related to real estate and dealership dispositions.
Our total Same Store personnel costs increased 1.3% for the three months ended June 30, 2017, to $185.0 million, as compared to the same period in 2016, more than explained by increases of 35.5% and 0.8% in Brazil and the U.S., respectively, partially offset by a 2.5% decline in personnel costs in the U.K. The increase in Same Store personnel costs in Brazil primarily relates to variable costs associated with an overall improvement in profitability in the region. The increase in Same Store personnel costs in the U.S. can primarily be explained by the variable costs associated with the growth in our parts and services business. The decrease in Same Store personnel costs in U.K. was more than explained by changes in the currency exchange rate between periods. On a constant currency basis, Same Store personnel costs in the U.K. rose 9.3% largely due to increased commission payments in response to an overall increase in Same Store gross profit. For the six months ended June 30, 2017, as compared to the same period in 2016, our total Same Store personnel costs increased 0.7%, more than explained by an increase of 40.7% in Brazil, partially offset by decreases of 2.4% and 0.1% in the U.K. and U.S., respectively. On a constant currency basis, Same Store personnel costs in the U.K. rose by 11.0% for the six months ended June 30, 2017.
For the three months ended June 30, 2017, our consolidated Same Store advertising costs increased 4.6% to $19.9 million, more than explained by a 7.0% increase in the U.S., partially offset by decreases of 31.5% and 18.0% in Brazil and the U.K, respectively. The increase in the U.S., for the three months ended June 30, 2017, was largely driven by activity designed to generate incremental sales opportunities and capture market share in response to a decline in new and used vehicle retail sales in our energy-dependent markets, such as Texas and Oklahoma. The decrease in Brazil, for the three months ended June 30, 2017, can be explained by management's cost rationalization efforts in the first half of 2017. The decrease in the U.K, for the three months ended June 30, 2017, was the result of initiatives to control costs in response to the decline in the general economy, as well as the retail automotive industry. For the six months ended June 30, 2017, as compared to the same period in 2016, our consolidated Same Store advertising costs increased 4.5%, to $37.2 million, more than explained by a 6.1% increase in the U.S., partially offset by decreases of 40.7% and 7.0% in Brazil and the U.K., respectively. The decrease in the U.K. for the six months ended June 30, 2017 was more than explained by the change in exchange rates, as on a constant currency basis, Same Store advertising costs increased 6.1%.
Our consolidated Same Store rent and facility costs decreased 0.8% to $27.1 million for the three months ended June 30, 2017, as compared to the same period a year ago, more than explained by an increase of 23.9% in Brazil, offset by decreases of 2.7% and 1.4% in the U.S. and U.K., respectively. The increase in Brazil resulted from additional rent expense incurred as a result of annual increases in rental rates. The decrease in the U.S. can be explained by strategic efforts to own the real estate associated with our dealerships, thereby reducing rent expense. The decrease in the U.K. is more than explained by the change in exchange rates between periods. On a constant currency basis, Same Store rent and facility costs in the U.K. rose 10.5%, as a result of an increase in property taxes, as well as rent expense, associated with new facilities. For the six months ended June 30, 2017, our consolidated Same Store rent and facility costs remained flat as compared to the same period last year.
For the three months ended June 30, 2017, our total Same Store other SG&A increased 0.1% to $63.1 million as compared to the same period in 2016, as a 2.3% increase in the U.K. was substantially offset by decreases of 0.7% and 0.3% in Brazil and the U.S., respectively. The increase in U.K. is primarily explained by higher loaner vehicle costs associated with an increase in our parts and service and collision businesses. The decrease in Brazil can be explained by management's initiatives to reduce cost for third-party services. The decrease in the U.S. is primarily a result of a reduction in insurance deductible charges relating to catastrophic events that occurred in 2016 and did not repeat at the same levels for 2017. For the six months ended June 30, 2017, as compared to 2016, our total Same Store other SG&A decreased 3.5% to $120.6 million, driven by a decrease of 4.5% in the U.S., partially offset by increases of 0.6% and 0.4% in Brazil and the U.K., respectively. After adjusting for the non-core items mentioned above, our adjusted total Same Store other SG&A for the six months ended June 30, 2017 increased 2.8% compared to the same period in 2016. The increase in Brazil is more than explained by the change in exchange rates between periods, as Same Store other SG&A decreased 13.0% on a constant currency basis.
Our total Same Store SG&A as a percentage of gross profit for the three months ended June 30, 2017, as compared to 2016, increased 120 basis points to 73.4%, primarily driven by 570 and 60 basis point increases in the U.K. and U.S., respectively, coupled with the mix effect of our growing U.K. operations that inherently have a higher cost structure, and partially offset by a 440 basis points improvement in Brazil. The increase in the U.K. is primarily related to certain variable costs that outpaced the growth in our Same Store gross profit and are the focus of future cost rationalization initiatives. The increase in the U.S. can be explained by an overall decline in total Same Store gross profit in the U.S., coupled with our efforts to capture market share, particularly in our energy-dependent markets. The improvement in Brazil was attributable to the growth in Same Store gross profit, as well as the cost rationalization efforts discussed above. For the six months ended June 30, 2017, as compared to the same period in 2016, our total Same Store SG&A as a percentage of gross profit increased 70 basis points to 73.8%, more than explained by a 360 and 40 basis point increases in the U.K. and U.S., respectively. Offsetting these increases, our Same Store SG&A as a percentage of gross profit in Brazil improved 550 basis points to 89.0% for the six months ended June 30, 2017 compared to a year ago, primarily reflecting continued leverage of our cost structure realized with a growth in gross profit. On an adjusted basis, total Same Store SG&A as a percentage of gross profit increased 170 basis points to 73.2% for the second quarter of 2017, driven by an increase of 510 and 130 basis points in the U.K. and U.S., respectively. For the six months ended June 30, 2017, as compared to the same period in 2016, our adjusted total Same Store SG&A as a percentage of gross profit increased 170 basis points to 74.0%, driven by 380 and 140 basis point increases in the U.K. and U.S. Same Store SG&A as a percentage of gross profit, partially offset by a 550 basis point decrease in Brazil.
Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Same Stores
U.S.	$11,686	12.5%	N/A	$10,385	$23,080	11.5%	N/A	$20,708
U.K.	1,732	(0.1)%	12.0%	1,734	3,076	(0.3)%	13.3%	3,084
Brazil	342	(4.5)%	(12.3)%	358	664	10.5%	(4.0)%	601
Total Same Stores	13,760	10.3%	11.7%	12,477	26,820	9.9%	11.3%	24,393
Transactions	333			236	879			784
Total	$14,093	10.9%	12.3%	$12,713	$27,699	10.0%	11.5%	$25,177
Our total Same Store depreciation and amortization expense increased 10.3% and 9.9% for the three and six months ended June 30, 2017, respectively, as compared to the same period in 2016, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Same Stores
U.S.	$12,013	16.5%	N/A	$10,314	$22,888	13.0%	N/A	$20,261
U.K.	1,048	(6.2)%	5.2%	1,117	1,761	(5.4)%	7.4%	1,862
Brazil	111	6.7%	(1.3)%	104	34	(42.4)%	(35.6)%	59
Total Same Stores	13,172	14.2%	15.2%	11,535	24,683	11.3%	12.4%	22,182
Transactions	54			58	485			421
Total	$13,226	14.1%	15.1%	$11,593	$25,168	11.3%	12.5%	$22,603
Total manufacturer’s assistance	$11,672	(5.3)%	(5.1)%	$12,325	$22,185	(6.9)%	(6.7)%	$23,839
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month LIBOR (or Prime rate in some cases) plus a spread in the U.S. and U.K. and a benchmark rate plus a spread in Brazil.
To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of June 30, 2017, we had interest rate swaps with an aggregate notional amount of $824.8 million in effect that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.5%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Our total Same Store floorplan interest expense increased 14.2% and 11.3% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. These increases were driven by the increase in our Same Store floorplan interest expense in the U.S. of 16.5% and 13.0% for the three and six months ended June 30, 2017, respectively, due to the increases in LIBOR interest rates since the fourth quarter of 2016. These increases were partially offset by declines in our U.S. weighted average borrowings compared to the same periods a year ago. In the U.K., our Same Store floorplan interest expense decreased 6.2% and 5.4%, respectively, for the three and six months ended June 30, 2017, more than explained by the change in exchange rates between periods. On a constant currency basis, total Same Store floorplan interest expense in the U.K. increased 5.2% and 7.4%, primarily driven by increases in our weighted average borrowings. In Brazil, our Same Store floorplan interest expense increased 6.7% for the three months ended June 30, 2017, more than explained by the change in exchange rates between periods. On a constant currency basis, Same Store floorplan interest expense declined 1.3%. For the six months ended June 30, 2017, on a U.S. dollar basis, our Brazil Same Store floorplan interest expense declined 42.4%. These declines in Brazil floorplan interest expense were primarily a result of improvements in vehicle inventory management processes, a decrease in our floorplan borrowing rate and the execution of strategic cash management policies.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit and our other long-term debt, partially offset by interest income. For the three months ended June 30, 2017, other interest expense increased $0.6 million, or 3.7%, to $17.3 million, as compared to the same period in 2016. For the six months ended June 30, 2017, other net interest expense increased $0.7 million, or 2.0%, to $34.3 million, as compared to the same period in 2016. These increases were primarily attributable to higher weighted average interest rates associated with real estate and other long-term debt.
Provision for Income Taxes
Our provision for income taxes increased $0.1 million to $22.6 million for the three months ended June 30, 2017, as compared to the same period in 2016. The increase is primarily attributable to the tax impact of dealership dispositions in Brazil during the three months ended June 30, 2016 that did not repeat in 2017, offset by lower pretax book income in 2017. For the six months ended June 30, 2017, our provision for income taxes decreased $2.5 million to $39.8 million, as compared to the same period in 2016. This decrease was primarily due to the decline of pretax book income in 2017. For the three months ended June 30, 2017, our effective tax rate increased to 36.6% from 32.6% as compared to the same period in 2016. For the six months ended June 30, 2017, our effective tax rate increased to 35.3% from 34.3% from the same period in 2016. These increases were primarily due to the mix effect resulting from taxes provided for in foreign jurisdictions, changes to valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil, as well as the tax impact of dealership dispositions in Brazil during the three months ended June 30, 2016 that did not repeat in 2017. The impact of these items was partially offset by excess tax deductions for restricted stock resulting from the adoption of ASU 2016-09 during the six months ended June 30, 2017.
On an adjusted basis, for the three months ended June 30, 2017, our adjusted effective tax rate increased to 36.4% from 35.1% as compared to the same period in 2016. For the six months ended June 30, 2017, our adjusted effective tax rate decreased to 35.2% from 35.4% for the same period in 2016. These increases and decreases were due to the aforementioned items related to the tax rates, excluding the tax impact of dealership dispositions in Brazil during the three months ended June 30, 2016 that was excluded from our provision for income taxes as a non-core item.
We expect our effective tax rate for the full-year of 2017 will be between 35.0% and 36.0%. We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income and taxes available in carry back periods.

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
Cash on Hand. As of June 30, 2017, our total cash on hand was $26.6 million. The balance of cash on hand excludes $76.6 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility (defined below) as of June 30, 2017. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
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

	Six Months Ended June 30,
GAAP Basis	2017	2016
	(In thousands)
Net cash provided by operating activities	$54,685	$172,867
Net cash used in investing activities	(119,804)	(107,870)
Net cash provided by (used in) financing activities	70,583	(55,325)
Effect of exchange rate changes on cash	117	2,256
Net increase in cash and cash equivalents	$5,581	$11,928

	Six Months Ended June 30,
Adjusted, Non-GAAP Basis	2017	2016
	(In thousands)
Adjusted net cash provided by operating activities	$127,352	$152,095
Adjusted net cash used in investing activities	(119,804)	(112,292)
Adjusted net cash used in financing activities	(2,084)	(30,131)
Effect of exchange rate changes on cash	117	2,256
Net increase in cash and cash equivalents	$5,581	$11,928
Sources and Uses of Liquidity from Operating Activities
For the six months ended June 30, 2017, we generated $54.7 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $127.4 million in net cash flow from operating activities, primarily consisting of $73.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $27.7 million, stock-based compensation of $10.5 million, deferred income taxes of $11.1 million, and a $4.2 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $13.6 million from the net decrease in accounts and notes receivable, $110.4 million from the net increase in floorplan borrowings, and $53.4 million from decreases of vehicle receivables and contracts-in-transit. These cash inflows were partially offset by adjusted cash outflows of $142.2 million from increases of inventory levels, $28.5 million from decreases in accounts payable and accrued expenses, and $2.4 million from the net increase in prepaid expenses and other assets.
For the six months ended June 30, 2016, we generated $172.9 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $152.1 million in net cash flow from operating activities, primarily consisting of $80.9 million in net income, as well as non-cash adjustments related to depreciation and amortization of $25.2 million, stock-based compensation of $10.2 million, deferred income taxes of $8.0 million, and a $23.9 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $8.6 million from the net decrease in accounts and notes receivable, $15.5 million from increases in accounts payable and accrued expenses, $44.7 million from decreases of vehicle receivables and contracts-in-transit, and $15.6 million from the net decrease in prepaid expenses and other assets. These cash inflows were partially offset by adjusted cash outflows of $22.1 million from increases of inventory levels and $38.0 million from the net decrease in floorplan borrowings.
Working Capital. At June 30, 2017, we had $167.0 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the six months ended June 30, 2017, we used $119.8 million in net cash flow for investing activities, primarily consisting of $57.1 million used for escrow deposits on real estate and dealership acquisitions, and $67.3 million for purchases of property and equipment and to construct new and improve existing facilities. Within this total of property and equipment purchases, $48.4 million was used for capital expenditures, $14.0 million was used for the purchase of real estate associated with existing dealership operations and $4.8 million represents the net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $2.6 million related to dispositions of franchises and fixed assets and $2.0 million related to other items.
During the six months ended June 30, 2016, we used $107.9 million in net cash flow for investing activities, primarily consisting of $54.7 million of cash flows for dealership acquisition activity and $70.3 million for purchases of property and equipment and to construct new and improve existing facilities, which consisted of $50.9 million for capital expenditures, $7.9 million for the purchase of real estate associated with existing dealership operations and an $11.5 million net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $14.0 million related to dispositions of franchises and fixed assets and $3.2 million of other items. After adjusting for $4.4 million of cash outflows associated with the change in floorplan notes payable in conjunction with dealership disposition activity, our adjusted net cash flow used in investing activities for the six months ended June 30, 2016 was $112.3 million.

Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2017 will be less than $120.0 million which could generally be funded from excess cash.
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
Sources and Uses of Liquidity from Financing Activities
For the six months ended June 30, 2017, we generated $70.6 million in net cash flow from financing activities. On an adjusted basis for the same period, we used $2.1 million in net cash flow from financing activities, primarily related to cash outflows of $39.0 million to repurchase our Company's common stock, $10.2 million for dividend payments, and $1.0 million of net payments related to real estate debt. These outflows were partially offset by cash inflows of $8.5 million in net borrowings on our Floorplan lines (representing the net cash activity in our floorplan offset accounts), $32.5 million of net borrowings on our Acquisition Line, and $4.6 million of net borrowings of other debt.
For the six months ended June 30, 2016, we used $55.3 million in net cash flow from financing activities, primarily related to cash outflows of $115.2 million to repurchase our Company's common stock, $2.6 million of net payments of other debt, and $10.1 million for dividend payments. These cash outflows were partially offset by cash inflows of $47.2 million in net borrowings on our Floorplan Line, $10.0 million of net borrowings on our Acquisition Line and $18.5 million in net borrowings of long-term debt related to real estate loans. Adjusting for $25.2 million of cash outflows from net repayments associated with our non-OEM floorplan notes payable, the adjusted cash flow from financing activities associated with our Floorplan Line was $72.4 million (representing the net cash activity in our floorplan offset accounts). In total, we used $30.1 million in adjusted net cash flow from financing activities.

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
After considering the outstanding balance of $1,147.1 million at June 30, 2017, we had $292.9 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $292.9 million available borrowings under the Floorplan Line was $55.6 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 2.5% as of June 30, 2017, excluding the impact of our interest rate derivative instruments. With regards to the Acquisition Line, there were $32.5 million borrowings outstanding as of June 30, 2017. After considering $29.3 million of outstanding letters of credit and other factors included in our available borrowing base calculation, there was $298.8 million of available borrowing capacity under the Acquisition Line as of June 30, 2017. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $208.5 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on April 1, 2014 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock after June 2, 2014 and ending on the date of determination less (c) cash dividends and share repurchases after June 2, 2014 (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of June 30, 2017, the Credit Facility Restricted Payment Basket totaled $120.6 million.
As of June 30, 2017, we were in compliance with all our financial covenants, including:

	As of June 30, 2017
	Required	Actual
Total Adjusted Leverage Ratio	< 5.50	3.82
Fixed Charge Coverage Ratio	> 1.20	2.41
Based upon our current five-year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our floorplan financing arrangement ("FMCC Facility") with Ford Motor Credit Company ("FMCC") provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days' notice by either party. As of June 30, 2017, we had an outstanding balance of $164.2 million under the FMCC Facility with an available floorplan borrowing capacity of $135.9 million. Included in the $135.9 million available borrowings under the FMCC Facility was $21.0 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.75% before considering the applicable incentives as of June 30, 2017.
The following table summarizes the position of our U.S. credit facilities as of June 30, 2017.

	As of June 30, 2017
U.S. Credit Facilities	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,440,000	$1,147,084	$292,916
Acquisition Line (2)	360,000	61,186	298,814
Total Revolving Credit Facility	1,800,000	1,208,270	591,730
FMCC Facility (3)	300,000	164,150	135,850
Total U.S. Credit Facilities (4)	$2,100,000	$1,372,420	$727,580

(1)	The available balance at June 30, 2017 includes $55.6 million of immediately available funds.

(2)
The outstanding balance of $61.2 million is related to outstanding letters of credit of $29.3 million and $31.9 million in borrowings as of June 30, 2017. The borrowings outstanding under the Acquisition Line represent 25.0 million British pound sterling translated at the spot rate on the day borrowed, solely for the purpose of calculating the Outstanding and Available borrowings under the Acquisition Line. The available borrowings may be limited from time to time, based on certain debt covenants.

(3)	The available balance at June 30, 2017 includes $21.0 million of immediately available funds.

(4)
The outstanding balance excludes $256.9 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Other Inventory Credit Facilities. We have credit facilities with BMW Financial Services NA, LLC ("BMWFS"), Volkswagen Finance, FMCC and a third-party financial institution for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities range from 1.25% to 3.95%. As of June 30, 2017, borrowings outstanding under these facilities totaled $126.1 million.

We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our Brazilian operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of June 30, 2017, the annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, range from 14.67% to 19.70%. As of June 30, 2017, borrowings outstanding under these facilities totaled $18.3 million.
Other Inventory Financing Arrangements. Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of June 30, 2017, the interest rate charged on borrowings related to our rental vehicle fleet varies up to 5.75%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time. As of June 30, 2017, borrowings outstanding under these facilities totaled $112.5 million.
5.00% Senior Notes. On June 2, 2014, we issued $350.0 million aggregate principal amount of our 5.00% senior notes due June 1, 2022 ("5.00% Notes"). Subsequently, on September 9, 2014, we issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. On or after June 1, 2017, we may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.00% Notes if we sell certain assets or trigger the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt. The 5.00% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.00% Notes is the same as under the Credit Facility Restricted Payment Basket. The 5.00% Notes were registered with the Securities and Exchange Commission in June 2015. The 5.00% Notes are presented net of unamortized underwriters' fees, discount and debt issuance costs, which are being amortized over a period of eight years in conjunction with the term of the 5.00% Notes, of $8.7 million as of June 30, 2017.
5.25% Senior Notes. On December 8, 2015, we issued $300.0 million aggregate principal amount of our 5.25% senior notes due to mature on December 15, 2023 ("5.25% Notes") in a private placement exempt from the registration requirements of the SEC. The 5.25% Notes and the related guarantees have not been, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. The 5.25% Notes pay interest semiannually, in arrears, in cash on each June 15 and December 15, beginning June 15, 2016. Using proceeds of certain equity offerings, we may redeem up to 35.0% of the 5.25% Notes prior to December 15, 2018, subject to certain conditions, at a redemption price equal to 105.25% of principal amount of the 5.25% Notes plus accrued and unpaid interest. Otherwise, we may redeem some or all of the 5.25% Notes prior to December 15, 2018 at a redemption price equal to 100% of the principal amount of the 5.25% Notes redeemed, plus an applicable make-whole premium, plus accrued and unpaid interest. On or after December 15, 2018, we may redeem some or all of the 5.25% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.25% Notes if we sell certain assets or trigger the change in control provisions defined in the 5.25% Notes indenture. The 5.25% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt. The 5.25% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.25% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.25% Notes is the same as under the Credit Facility Restricted Payment Basket. The 5.25% Notes are presented net of unamortized underwriters' fees and debt issuance costs, which are being amortized over a period of eight years in conjunction with the term of the 5.25% Notes, of $4.1 million as of June 30, 2017.
Real Estate Related and Other Long-Term Debt. We have entered into separate term mortgage loans in the U.S. with three of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation, BMWFS and FMCC, as well as several third-party financial institutions. These mortgage loans may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each mortgage loan was made in connection with, and is secured by mortgage liens on, the real property owned by us that is mortgaged under the loans. These mortgage loans bear interest at fixed rates between 3.00% and 4.69%, and at variable indexed rates plus a spread between 1.50% and 2.50% per annum and mature between November 2017 and December 2024. As of June 30, 2017, the aggregate outstanding balance under these mortgage loans was $312.9 million, with $29.0 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. These mortgage loans are presented net of unamortized underwriters' fees, discount and debt issuance costs, which are being amortized over the terms of the mortgage loans, of $0.6 million as of June 30, 2017.

Additionally, we have entered into 15 separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by our U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are denominated in British pound sterling and are being repaid in monthly installments that will mature by September 2034. As of June 30, 2017, borrowings under the U.K. Notes totaled $63.8 million, with $5.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
In addition to the real estate related and other long-term debt, we have two short-term revolving working capital loan agreements with a third-party financial institution in the U.K. As of June 30, 2017, short-term borrowings under the U.K. third-party loans totaled $12.9 million. For the six months ended June 30, 2017, we made additional borrowings of $5.1 million and made no principal payments.
We have also entered into a separate term mortgage loan in Brazil with a third-party financial institution to finance the purchase and construction of dealership properties (the "Brazil Note"). The Brazil Note is denominated in Brazilian real and is secured by one of our Brazilian properties as purchased and/or constructed, as well as a guarantee from us. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of June 30, 2017, borrowings under the Brazil Note totaled $3.5 million, with $0.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We also have a working capital loan agreement with a third-party financial institution in Brazil. The principal balance on this loan is due by February 2020 with interest only payments being made quarterly until the due date. As of June 30, 2017, borrowings under the Brazilian third-party loan totaled $6.7 million classified as long-term debt in the accompanying Consolidated Balance Sheets.
Stock Issuances. No shares of our common stock were issued during the three months ended June 30, 2017 or June 30, 2016.
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
During the three months ended June 30, 2017, we repurchased 629,298 shares at an average price of $62.01 per share, for a total of $39.0 million. These repurchases include 231,759 shares repurchased under the prior $150.0 million authorization for a total cost of $14.7 million. In May 2017, our Board of Directors approved a new authorization of $75.0 million for the purchase of our common shares, replacing the prior $150.0 million authorization. As of June 30, 2017, we have $50.7 million of repurchase authorization remaining. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors. These stock repurchase amounts exclude 27,338 shares received this year in net settlement of pre-acquisition contingencies related to our 2013 acquisition of UAB Motors.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility, certain mortgage loans, 5.00% Notes and 5.25% Notes in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock. As of June 30, 2017, the restricted payment baskets limit us to $120.6 million in restricted payments. Generally, these restricted payment baskets will increase in future periods by 50.0% of our future cumulative net income, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases. For the six months ended June 30, 2017, we paid dividends of $9.8 million to common stock shareholders and $0.4 million to unvested restricted stock award holders.
Non-GAAP Financial Measures
In addition to evaluating the financial condition and results of our operations in accordance with U.S. GAAP, from time to time our management evaluates and analyzes results and any impact on the Company of strategic decisions and actions relating to, among other things, cost reduction, growth, and profitability improvement initiatives, and other events outside of normal, or "core," business and operations, by considering alternative financial measures not prepared in accordance with U.S. GAAP. In our evaluation of results from time to time, we exclude items that do not arise directly from core operations, such as non-cash asset impairment charges, gains and losses on dealership franchise or real estate transactions, and catastrophic events, such as hail storms, hurricanes, and snow storms. Because these non-core charges and gains materially affect the Company's financial condition or results in the specific period in which they are recognized, management also evaluates, and makes resource allocation and performance evaluation decisions based on, the related non-GAAP measures excluding such items. This includes evaluating measures such as adjusted selling, general and administrative expenses, adjusted net income, adjusted diluted income per share, adjusted cash flows from operating, investing and financing activities and constant currency. These adjusted measures are not measures of financial performance under U.S. GAAP, but are instead considered non-GAAP financial performance measures. Non-GAAP measures do not have definitions under U.S. GAAP and may be defined differently by and not be comparable to similarly titled measures used by other companies. As a result, any non-GAAP financial measures considered and evaluated by management are reviewed in conjunction with a review of the most directly comparable measures calculated in accordance with U.S. GAAP. We caution investors not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable U.S. GAAP measures.
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

The following tables reconcile certain reported non-GAAP measures to the most comparable U.S. GAAP measure from our Statements of Operations by segment and on a consolidated basis (dollars in thousands, except per share amounts). Only adjusted amounts are reconciled below:

		U.S. Adjustments for
	Three Months Ended June 30, 2017
	U.S. GAAP	Catastrophic events	Non-GAAP Adjusted
Selling, general and administrative expenses	$243,844	$(643)	$243,201
Income from operations	84,703	643	85,346
Income before income taxes	56,069	643	56,712
Provision for income taxes	(21,696)	(250)	(21,946)
Net income	$34,373	$393	$34,766

SG&A as % Gross Profit:	71.6		71.4
Operating Margin %:	4.0		4.0
Pretax Margin %:	2.6		2.7

Same Store SG&A	$242,734	$(643)	$242,091
Same Store SG&A as % Gross Profit:	71.5		71.3

Same Store income from operations	$85,123	$643	$85,766
Same Store Operating Margin %:	4.0		4.1

		U.K. Adjustments for
	Three Months Ended June 30, 2017
	U.S. GAAP	Acquisition costs	Non-GAAP Adjusted
Selling, general and administrative expenses	$42,456	$(288)	$42,168
Income from operations	6,666	288	6,954
Income before income taxes	4,929	288	5,217
Provision for income taxes	(806)	—	(806)
Net income	$4,123	$288	$4,411

SG&A as % Gross Profit:	83.4		82.8
Operating Margin %:	1.5		1.6
Pretax Margin %:	1.1		1.2

Same Store SG&A	$40,612	$(288)	$40,324
Same Store SG&A as % Gross Profit:	82.6		82.0

Same Store income from operations	$6,852	$288	$7,140
Same Store Operating Margin %:	1.6		1.7

		Consolidated Adjustments for
	Three Months Ended June 30, 2017
	U.S. GAAP	Catastrophic events	Acquisition costs	Non-GAAP Adjusted
Selling, general and administrative expenses	$298,568	$(643)	$(288)	$297,637
Income from operations	92,231	643	288	93,162
Income before income taxes	61,690	643	288	62,621
Provision for income taxes	(22,557)	(250)	—	(22,807)
Net income	$39,133	$393	$288	$39,814
Less: Adjusted earnings allocated to participating securities	1,389	14	10	1,413
Adjusted net income available to diluted common shares	$37,744	$379	$278	$38,401

Diluted income per common share	$1.84	$0.02	$0.01	$1.87

Effective tax rate %	36.6			36.4

SG&A as % Gross Profit:	73.7			73.5
Operating Margin %:	3.5			3.5
Pretax Margin %:	2.3			2.3

Same Store SG&A	$295,041	$(643)	$(288)	$294,110
Same Store SG&A as % Gross Profit:	73.4			73.2

Same Store income from operations	$93,181	$643	$288	$94,112
Same Store Operating Margin %:	3.5			3.6

		U.S. Adjustments for
	Six Months Ended June 30, 2017
	U.S. GAAP	Catastrophic events	Legal settlement	Non-GAAP Adjusted
Selling, general and administrative expenses	$480,117	$(643)	$1,833	$481,307
Income (loss) from operations	157,459	643	(1,833)	156,269
Income (loss) before income taxes	101,675	643	(1,833)	100,485
Benefit (provision) for income taxes	(38,043)	(250)	696	(37,597)
Net income (loss)	$63,632	$393	$(1,137)	$62,888

SG&A as % Gross Profit:	72.6			72.8
Operating Margin %:	3.8			3.8
Pretax Margin %:	2.5			2.5

Same Store SG&A	$478,685	$(643)	$1,833	$479,875
Same Store SG&A as % Gross Profit:	72.6			72.7

Same Store income (loss) from operations	$157,964	$643	$(1,833)	$156,774
Same Store Operating Margin %:	3.9			3.8

		U.K. Adjustments for
	Six Months Ended June 30, 2017
	U.S. GAAP	Acquisition costs	Non-GAAP Adjusted
Selling, general and administrative expenses	$84,080	$(288)	$83,792
Income from operations	13,662	288	13,950
Income before income taxes	10,310	288	10,598
Provision for income taxes	(1,676)	—	(1,676)
Net income	$8,634	$288	$8,922

SG&A as % Gross Profit:	83.1		82.8
Operating Margin %:	1.5		1.6
Pretax Margin %:	1.2		1.2

Same Store SG&A	$71,800	$(288)	$71,512
Same Store SG&A as % Gross Profit:	79.1		78.7

Same Store income from operations	$15,938	$288	$16,226
Same Store Operating Margin %:	2.0		2.0

		Consolidated Adjustments for
	Six Months Ended June 30, 2017
	U.S. GAAP	Catastrophic events	Acquisition costs	Legal settlements (1)	Non-GAAP Adjusted
Selling, general and administrative expenses	$588,347	$(643)	$(288)	$1,833	$589,249
Income (loss) from operations	172,368	643	288	(1,833)	171,466
Income (loss) before income taxes	112,886	643	288	(1,833)	111,984
Benefit (provision) for income taxes	(39,814)	(250)	—	696	(39,368)
Net income (loss)	$73,072	$393	$288	$(1,137)	$72,616
Less: Adjusted earnings (loss) allocated to participating securities	2,645	14	11	(42)	2,628
Adjusted net income (loss) available to diluted common shares	$70,427	$379	$277	$(1,095)	$69,988

Diluted income (loss) per common share	$3.42	$0.02	$0.01	$(0.05)	$3.40

Effective tax rate %	35.3				35.2

SG&A as % Gross Profit:	74.6				74.7
Operating Margin %:	3.3				3.3
Pretax Margin %:	2.2				2.2

Same Store SG&A	$572,432	$(643)	$(288)	$1,833	$573,334
Same Store SG&A as % Gross Profit:	73.8				74.0

Same Store income (loss) from operations	$93,181	$643	$288	$(1,833)	$92,279
Same Store Operating Margin %:	3.5				3.4
(1) For the six months ended June 30, 2017, we recognized a net pre-tax gain related to a settlement with an OEM of $1.8 million.

		U.S. Adjustments for
	Three Months Ended June 30, 2016
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$245,389	$(2,769)	$(250)	$—	$242,370
Asset impairments	1,024	—	—	(1,024)	—
Income from operations	87,542	2,769	250	1,024	91,585
Income before income taxes	61,784	2,769	250	1,024	65,827
Provision for income taxes	(22,854)	(1,042)	(94)	(391)	(24,381)
Net income	$38,930	$1,727	$156	$633	$41,446

SG&A as % Gross Profit:	71.2				70.3
Operating Margin %:	4.0				4.1
Pretax Margin %:	2.8				3.0

2016 v. 2017
Same Store SG&A	$240,987	$(2,769)	$(250)	$—	$237,968
Same Store SG&A as % Gross Profit:	70.9				70.0

Same Store income from operations	$87,666	$2,769	$250	$1,024	$91,709
Same Store Operating Margin %:	4.0				4.2

		Brazil Adjustments for
	Three Months Ended June 30, 2016
	U.S. GAAP	Foreign deferred income tax benefit	Non-GAAP Adjusted
Benefit (provision) for income taxes	$1,958	$(1,686)	$272
Net income (loss)	$1,307	$(1,686)	$(379)

		Consolidated Adjustments for
	Three Months Ended June 30, 2016
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Foreign deferred income tax benefit	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$299,022	$(2,769)	$(250)	$—	$—	$296,003
Asset impairments	1,024	—	—	—	(1,024)	—
Income from operations	97,360	2,769	250	—	1,024	101,403
Income before income taxes	69,062	2,769	250	—	1,024	73,105
Provision for income taxes	(22,482)	(1,042)	(94)	(1,686)	(391)	(25,695)
Net income (loss)	46,580	1,727	156	(1,686)	633	47,410
Less: Adjusted earnings (loss) allocated to participating securities	1,884	70	6	(68)	26	1,918
Adjusted net income (loss) available to diluted common shares	$44,696	$1,657	$150	$(1,618)	$607	$45,492

Diluted income (loss) per common share	$2.12	$0.08	$0.01	$(0.08)	$0.03	$2.16

Effective tax rate %	32.6					35.1

SG&A as % Gross Profit:	72.9					72.2
Operating Margin %:	3.5					3.6
Pretax Margin %:	2.5					2.6

2016 v. 2017
Same Store SG&A	$291,844	$(2,769)	$(250)	$—	$—	$288,825
Same Store SG&A as % Gross Profit:	72.2					71.5

Same Store income from operations	$98,733	$2,769	$250	$—	$1,024	$102,776
Same Store Operating Margin %:	3.6					3.8

		U.S. Adjustments for
	Six Months Ended June 30, 2016
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Acquisition costs	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$491,229	$(5,423)	$680	$(30)	$—	$486,456
Asset impairments	1,533	—	—	—	(1,533)	—
Income (loss) from operations	163,308	5,423	(680)	30	1,533	169,614
Income (loss) before income taxes	111,989	5,423	(680)	30	1,533	118,295
Benefit (provision) for income taxes	(41,685)	(2,038)	255	(11)	(586)	(44,065)
Net income (loss)	$70,304	$3,385	$(425)	$19	$947	$74,230

SG&A as % Gross Profit:	72.5					71.8
Operating Margin %:	3.8					4.0
Pretax Margin %:	2.6					2.8

2016 v. 2017
Same Store SG&A	$482,012	$(5,423)	$(385)	$(30)	$—	$476,174
Same Store SG&A as % Gross Profit:	72.2					71.3

Same Store income from operations	$163,332	$5,423	$385	$30	$1,534	$170,704
Same Store Operating Margin %:	3.9					4.0

		U.K. Adjustments for
	Six Months Ended June 30, 2016
	U.S. GAAP	Acquisition costs	Non-GAAP Adjusted
Selling, general and administrative expenses	$79,545	$(561)	$78,984
Income from operations	18,170	561	18,731
Income before income taxes	13,449	561	14,010
Net income	$10,693	$561	$11,254

SG&A as % Gross Profit:	78.7		78.1
Operating Margin %:	2.0		2.1
Pretax Margin %:	1.5		1.6

2016 v. 2017
Same Store SG&A	$73,323	$(561)	$72,762
Same Store SG&A as % Gross Profit:	75.5		74.9

Same Store income from operations	$20,695	$561	$21,256
Same Store Operating Margin %:	2.4		2.5

		Brazil Adjustments for
	Six Months Ended June 30, 2016
	U.S. GAAP	Gain / loss on real estate and dealership transactions	Foreign deferred income tax benefit	Non-GAAP Adjusted
Selling, general and administrative expenses	$21,913	$(371)	$—	$21,542
Asset impairments	423	(423)	—	—
Income (loss) from operations	(2,077)	794	—	(1,283)
Income (loss) before income taxes	(2,274)	794	—	(1,480)
Benefit (provision) for income taxes	2,148	—	(1,686)	462
Net income (loss)	$(126)	$794	$(1,686)	$(1,018)

SG&A as % Gross Profit:	105.2			103.4
Operating Margin %:	(1.0)			(0.6)
Pretax Margin %:	(1.1)			(0.7)

		Consolidated Adjustments for
	Six Months Ended June 30, 2016
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Acquisition costs	Foreign deferred income tax benefit	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$592,687	$(5,423)	$310	$(591)	$—	$—	$586,983
Asset impairments	1,956	—	(423)	—	—	(1,533)	—
Income from operations	179,401	5,423	113	591	—	1,533	187,061
Income before income taxes	123,164	5,423	113	591	—	1,533	130,824
Benefit (provision) for income taxes	(42,293)	(2,038)	255	(11)	(1,686)	(586)	(46,359)
Net income (loss)	$80,871	$3,385	$368	$580	$(1,686)	$947	$84,465
Less: Adjusted earnings (loss) allocated to participating securities	3,223	135	15	23	(67)	38	3,367
Adjusted net income (loss) available to diluted common shares	$77,648	$3,250	$353	$557	$(1,619)	$909	$81,098

Diluted income (loss) per common share	$3.57	$0.15	$0.02	$0.02	$(0.07)	$0.04	$3.73

Effective tax rate	34.3						35.4

SG&A as % Gross Profit:	74.2						73.4
Operating Margin %:	3.3						3.5
Pretax Margin %:	2.3						2.4

2016 v. 2017
Same Store SG&A	$572,764	$(5,423)	$(385)	$(591)	$—	$—	$566,365
Same Store SG&A as % Gross Profit:	73.1						72.3

Same Store income from operations	$184,445	$5,423	$385	$591	$—	$1,534	$192,378
Same Store Operating Margin %:	3.5						3.7

The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Six Months Ended June 30,
	2017	2016	% Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$54,685	$172,867	(68.4)
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition related activity	72,667	(22,772)
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	—	2,000
Adjusted net cash provided by operating activities	$127,352	$152,095	(16.3)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(119,804)	$(107,870)	11.1
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	—	(4,422)
Adjusted net cash used in investing activities	$(119,804)	$(112,292)	6.7
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	$70,583	$(55,325)	227.6
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	(72,667)	25,194
Adjusted net cash used in financing activities	$(2,084)	$(30,131)	(93.1)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
This Quantitative and Qualitative Disclosures About Market Risk contains information about our market-sensitive financial instruments that constitute forward-looking statements. See “Cautionary Statement about Forward-Looking Statements.”
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided about foreign currency exchange rates and financial instruments to which we are a party at June 30, 2017, and from which we may incur future gains or losses from changes in market interest rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of June 30, 2017, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $562.4 million and $541.3 million, respectively. At December 31, 2016, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $548.4 million and $540.5 million, respectively. As of June 30, 2017, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $300.8 million and $295.9 million, respectively. At December 31, 2016, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $297.0 million and $295.6 million, respectively. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $90.4 million and $93.9 million as of June 30, 2017 and December 31, 2016, respectively. The fair value of such fixed interest rate borrowings was $90.4 million and $94.5 million as of June 30, 2017 and December 31, 2016, respectively.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
We use interest rate swaps to adjust our exposure to interest rate movements, when appropriate, based upon market conditions. As of June 30, 2017, we held interest rate swaps in effect with aggregate notional amounts of $824.8 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.5%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate real estate related borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of June 30, 2017, net unrealized losses, net of income taxes, totaled $7.3 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of June 30, 2017, all of our derivative contracts were determined to be effective. In addition to the $824.8 million of swaps in effect as of June 30, 2017, we also held 12 interest rate swaps with forward start dates between December 2017 and December 2020 and expiration dates between December 2020 and December 2030. As of June 30, 2017, the aggregate notional amount of these swaps was $625.0 million with a weighted average interest rate of 2.2%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2030 does not exceed $918.4 million.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions):

	Q2 2017	Q3 2017	Q4 2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030
Weighted average notional amount in effect during the period	$825	$824	$822	$821	$917	$614	$432	$168	$134	$125	$125	$100	$100	$100	$100	$100
Weighted average interest rate during the period	2.53%	2.53%	2.53%	2.59%	2.28%	2.21%	1.76%	1.74%	1.81%	1.81%	1.81%	1.85%	1.85%	1.85%	1.85%	1.85%
As of June 30, 2017, we had $1,700.4 million of variable-rate borrowings outstanding. Based on the average amount of variable-rate borrowings outstanding for the six months ended June 30, 2017, and before the impact of our interest rate swaps described above, a 100 basis-point change in interest rates would have resulted in an approximate $16.2 million change to our annual interest expense. After consideration of the average interest rate swaps described in effect during the three months ended June 30, 2017, a 100 basis-point change would have yielded a net annual change of $8.0 million in annual interest expense. This interest rate sensitivity increased from June 30, 2016 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which historically has been influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended June 30, 2017, we recognized $11.7 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 88.0% of our floorplan interest expense for the first quarter of 2017 to 139.9% for the third quarter of 2015. In the U.S., manufacturer's interest assistance was 94.9% of floorplan interest expense in the second quarter of 2017. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical practice of the OEMS that an increase in prevailing interest rates would result in increased assistance from certain manufacturers over time.
Foreign Currency Exchange Rates. As of June 30, 2017, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may temporarily impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in an $80.7 million decrease to our revenues for the six months ended June 30, 2017. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in a $19.3 million decrease to our revenues for the six months ended June 30, 2017. We believe that inflation rates over the last few years have not had a significant impact on our consolidated revenues or profitability. We do not expect inflation to have near-term material effects on the sale of our products and services on a consolidated basis; however, we cannot be sure there will be no such effect in the future. We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.
For additional information about our market sensitive financial instruments please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations," "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to “Item 8. Financial Statements and Supplementary Data” in our 2016 Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2017, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In late June 2016, Volkswagen agreed to pay up to an aggregate of $14.7 billion to settle claims stemming from the diesel emissions scandal. In October 2016, we received notification from Volkswagen that we are entitled to receive, in the aggregate, approximately $13.2 million in connection with our current and prior ownership of seven Volkswagen dealerships in the U.S. We accepted and executed the offer in the fourth quarter of 2016 and received half of the compensation in a lump sum amount in January 2017 with the remaining amount to be paid over 18 months. We have received five of the remaining 18 monthly installments as of June 30, 2017. Also, in conjunction with the Volkswagen diesel emissions scandal, Volkswagen agreed in March 2017 to settle allegations of damages by us relative to our three Audi branded dealerships. We received the cash settlement for Audi in the second quarter of 2017.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands, excluding commissions)
April 1 - April 30, 2017	—	$—	—	$22,394
May 1 - May 10, 2017 (2)	231,759	$63.58	231,759	$7,659
May 12 - May 31, 2017	316,539	$61.77	316,539	$55,448
June 1 - June 30, 2017	81,000	$58.50	81,000	$50,710
Total	629,298	$62.01	629,298
(1) In May 2017, the Board of Directors approved a new authorization of up to $75.0 million of shares of our common stock, replacing the prior $150.0 million authorization. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors. During the three months ended June 30, 2017, 629,298 shares were repurchased for a total cost of $39.0 million.

(2) Shares repurchased under the prior $150.0 million authorization for a total cost of $14.7 million.

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
Date: August 2, 2017

EXHIBIT INDEX

Exhibit Number		Description

3.1	—
Amended and Restated Certificate of Incorporation of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)

3.2	—
Third Amended and Restated Bylaws of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 6, 2017)

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