Form 10-Q
period 2017-09-30
GROUP 1 AUTOMOTIVE INC
filed 2017-11-02
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of October 27, 2017, the registrant had 20,859,019 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,883	$20,992
Contracts-in-transit and vehicle receivables, net	288,200	269,508
Accounts and notes receivable, net	187,672	173,364
Inventories, net	1,651,789	1,651,815
Prepaid expenses and other current assets	38,111	34,908
Total current assets	2,232,655	2,150,587
PROPERTY AND EQUIPMENT, net	1,269,397	1,125,883
GOODWILL	914,224	876,763
INTANGIBLE FRANCHISE RIGHTS	294,120	284,876
OTHER ASSETS	20,598	23,794
Total assets	$4,730,994	$4,461,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility and other	$1,077,287	$1,136,654
Offset account related to floorplan notes payable - credit facility	(46,248)	(59,626)
Floorplan notes payable - manufacturer affiliates	399,804	392,661
Offset account related to floorplan notes payable - manufacturer affiliates	(22,000)	(25,500)
Current maturities of long-term debt and short-term financing	80,996	72,419
Current liabilities from interest rate risk management activities	823	3,941
Accounts payable	436,851	356,099
Accrued expenses	208,770	176,469
Total current liabilities	2,136,283	2,053,117
LONG-TERM DEBT, net of current maturities	1,292,689	1,212,809
DEFERRED INCOME TAXES	181,244	161,502
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	16,157	20,470
OTHER LIABILITIES	93,474	83,805
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000 shares authorized; 25,523 and 25,663 issued, respectively	255	257
Additional paid-in capital	288,970	290,899
Retained earnings	1,141,066	1,053,301
Accumulated other comprehensive loss	(126,415)	(146,944)
Treasury stock, at cost; 4,661 and 4,258 shares, respectively	(292,729)	(267,313)
Total stockholders’ equity	1,011,147	930,200
Total liabilities and stockholders’ equity	$4,730,994	$4,461,903

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,710,241	$1,587,952	$4,496,222	$4,538,562
Used vehicle retail sales	743,038	702,620	2,089,914	2,106,569
Used vehicle wholesale sales	104,827	104,218	308,361	302,089
Parts and service sales	343,193	319,676	994,522	950,341
Finance, insurance and other, net	110,993	108,710	314,297	316,419
Total revenues	3,012,292	2,823,176	8,203,316	8,213,980
COST OF SALES:
New vehicle retail sales	1,621,909	1,507,517	4,263,752	4,305,252
Used vehicle retail sales	695,915	656,652	1,952,873	1,963,136
Used vehicle wholesale sales	105,012	106,077	308,713	302,551
Parts and service sales	158,036	146,262	458,144	437,153
Total cost of sales	2,580,872	2,416,508	6,983,482	7,008,092
GROSS PROFIT	431,420	406,668	1,219,834	1,205,888
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	328,327	299,006	916,674	891,692
DEPRECIATION AND AMORTIZATION EXPENSE	15,059	12,891	42,758	38,067
ASSET IMPAIRMENTS	9,526	10,855	9,526	12,812
INCOME FROM OPERATIONS	78,508	83,916	250,876	263,317
OTHER EXPENSE:
Floorplan interest expense	(13,491)	(11,135)	(38,659)	(33,737)
Other interest expense, net	(17,874)	(17,094)	(52,188)	(50,729)
INCOME BEFORE INCOME TAXES	47,143	55,687	160,029	178,851
PROVISION FOR INCOME TAXES	(17,262)	(20,321)	(57,076)	(62,614)
NET INCOME	$29,881	$35,366	$102,953	$116,237
BASIC EARNINGS PER SHARE	$1.43	$1.65	$4.85	$5.23
Weighted average common shares outstanding	20,222	20,568	20,475	21,355
DILUTED EARNINGS PER SHARE	$1.43	$1.65	$4.85	$5.22
Weighted average common shares outstanding	20,225	20,578	20,480	21,364
CASH DIVIDENDS PER COMMON SHARE	$0.24	$0.23	$0.72	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited, in thousands)
NET INCOME	$29,881	$35,366	$102,953	$116,237
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	8,399	(6,341)	16,998	(10,254)
Net unrealized gain (loss) on interest rate risk management activities:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of $154, $(713), $1,462 and $9,345, respectively	(257)	1,188	(2,437)	(15,575)
Reclassification adjustment for loss included in interest expense, net of tax provision of $1,027, $1,267, $3,581 and $3,822, respectively	1,711	2,112	5,968	6,367
Unrealized gain (loss) on interest rate risk management activities, net of tax	1,454	3,300	3,531	(9,208)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	9,853	(3,041)	20,529	(19,462)
COMPREHENSIVE INCOME	$39,734	$32,325	$123,482	$96,775

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount					Total
	(Unaudited, in thousands)
BALANCE, December 31, 2016	25,663	$257	$290,899	$1,053,301	$(146,944)	$(267,313)	$930,200
Net income	—	—	—	102,953	—	—	102,953
Other comprehensive income, net	—	—	—	—	20,529	—	20,529
Acquisition of treasury stock	—	—	—	—	—	(42,084)	(42,084)
Net issuance of treasury shares to employee stock compensation plans	(140)	(2)	(16,502)	—	—	16,668	164
Stock-based compensation	—	—	14,573	—	—	—	14,573
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(15,188)	—	—	(15,188)
BALANCE, September 30, 2017	25,523	$255	$288,970	$1,141,066	$(126,415)	$(292,729)	$1,011,147

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,953	$116,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,758	38,067
Deferred income taxes	16,102	14,347
Asset impairments	9,526	12,812
Stock-based compensation	14,606	14,879
Amortization of debt discount and issue costs	2,852	2,783
Gain on disposition of assets	(848)	(1,812)
Other	(548)	1,039
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	85,163	78,905
Accounts and notes receivable	(8,892)	370
Inventories	68,454	60,839
Contracts-in-transit and vehicle receivables	(15,273)	49,581
Prepaid expenses and other assets	(2,297)	17,957
Floorplan notes payable - manufacturer affiliates	(5,164)	(19,064)
Deferred revenues	475	(328)
Net cash provided by operating activities	309,867	386,612
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(109,082)	(57,327)
Proceeds from disposition of franchises, property and equipment	5,133	23,072
Purchases of property and equipment, including real estate	(144,310)	(125,692)
Other	1,526	2,924
Net cash used in investing activities	(246,733)	(157,023)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	5,053,598	5,040,726
Repayments on credit facility - floorplan line and other	(5,108,475)	(5,147,766)
Borrowings on credit facility - acquisition line	68,085	220,020
Repayments on credit facility - acquisition line	(35,576)	(220,020)
Borrowings on other debt	126,316	37,786
Principal payments on other debt	(88,701)	(31,832)
Borrowings on debt related to real estate, net of debt issue costs	39,031	42,654
Principal payments on debt related to real estate	(21,269)	(18,845)
Employee stock purchase plan purchases, net of employee tax withholdings	4,196	1,452
Repurchases of common stock, amounts based on settlement date	(40,094)	(127,606)
Tax effect from stock-based compensation	—	(148)
Dividends paid	(15,221)	(15,054)
Other	—	(3,420)
Net cash used in financing activities	(18,110)	(222,053)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	867	2,345
NET INCREASE IN CASH AND CASH EQUIVALENTS	45,891	9,881
CASH AND CASH EQUIVALENTS, beginning of period	20,992	13,037
CASH AND CASH EQUIVALENTS, end of period	$66,883	$22,918
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable	$10,364	$19,920

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry with business activities in 15 states in the United States of America ("U.S."), 28 towns in the United Kingdom ("U.K.") and four states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the "Company" in these Notes to Consolidated Financial Statements.
The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. As of September 30, 2017, the Company’s U.S. retail network consisted of 115 dealerships within the following states: Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina, and Texas. The President of U.S. Operations reports directly to the Company's Chief Executive Officer and is responsible for the overall performance of the U.S. region, as well as for overseeing the market directors and dealership general managers. In addition, as of September 30, 2017, the Company had two international regions: (a) the U.K., which consisted of 43 dealerships and (b) Brazil, which consisted of 16 dealerships. The operations of the Company's international regions are structured similar to the U.S. region, each with a regional vice president reporting directly to the Company's Chief Executive Officer.
The Company's operating results are generally subject to seasonal variations, as well as changes in the economic environment. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. For the U.K., the first and third quarters tend to be stronger, driven by the vehicle license plate change months of March and September. For Brazil, the Company expects higher volumes in the third and fourth calendar quarters. The first quarter in Brazil is generally the weakest, driven by more consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic conditions, manufacturer incentive programs, severe weather events and changes in current exchange rates may exaggerate seasonal or cause counter-seasonal fluctuations in the Company's revenues and operating income.
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
Recently Adopted Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in the accounting standard

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

replaced the lower of cost or market test with a lower of cost and net realizable value test. The amendments in this ASU were to be applied prospectively and were effective for interim and annual periods beginning after December 15, 2016. The Company adopted ASU 2015-11 during the first quarter of 2017. The adoption of this ASU did not materially impact its consolidated financial statements or results of operations.
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
The team has identified the Company’s material revenue streams to be the sale of new and used vehicles; arrangement of associated vehicle financing; the sale of service and insurance contracts; the performance of vehicle maintenance and repair services; and the sale of vehicle parts. The team has reviewed a sample of contracts and other related documents associated with each revenue stream. The team does not anticipate any changes to the timing of revenue recognition for the sale of new and used vehicles. The team is currently evaluating the constraint factors for a portion of the transaction price for certain service and insurance contracts. The new standard requires that an estimate of variable consideration, subject to a constraint, be included in the transaction price and recognized when or as the performance obligation is satisfied. In the event variable consideration is considered fully constrained, recognition will occur once the uncertainties associated with the constraint are determined to be resolved. However, in the event the team's evaluation determines the variable consideration is not fully constrained, revenue would be subject to accelerated recognition under the new standard. As it relates to vehicle maintenance and repair services, the Company currently recognizes revenue once the repair service is completed. The team is currently assessing whether revenue will be recognized over time as the services are performed, under the new standard.
The Company’s implementation team is in the final stages of evaluating the additional disclosure requirements of the ASU, as well as the change, if any, to the Company’s underlying accounting and financial reporting systems and processes necessary to support the recognition and disclosure requirements. The Company expects to identify and implement the necessary changes, if any, during the fourth quarter of 2017. At this time, based on this review, the Company does not expect the adoption to materially impact its consolidated financial statements. The Company will adopt the amendments of this ASU during the first fiscal quarter of 2018, using the modified retrospective approach with a cumulative effect adjustment as of the date of adoption.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The amendment replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The standard will be effective for fiscal

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

years beginning after December 15, 2019, with early adoption permitted for periods after December 15, 2018. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements or results of operations, but does not expect the amendments in this ASU to materially impact its consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. The amendments in this update require the disclosure of the impact that a recently issued ASU will have on the financial statements of a registrant when such standards are to be adopted in a future period. The SEC staff views that a registrant should evaluate ASU's that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASU's on the financial statements when adopted. The Company does not expect the amendments in this ASU to materially impact its consolidated financial statements.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 715): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the same income statement line as the hedged item. The guidance also eases the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The amendments to cash flow and net investment hedge relationships should be applied using a modified retrospective approach while the presentation and disclosure requirements are applied prospectively, effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.

2. ACQUISITIONS AND DISPOSITIONS
During the nine months ended September 30, 2017, the Company acquired 12 U.K. dealerships, inclusive of 14 franchises, and opened one dealership for one awarded franchise in the U.K. In addition, the Company acquired three dealerships in the U.S., inclusive of four franchises, and opened one dealership for one awarded franchise in the U.S. and added motorcycles to an existing BMW dealership in Brazil. Aggregate consideration paid for these dealerships totaled $120.2 million, including the associated real estate and goodwill. Also included in the consideration paid was $11.2 million of cash received in the acquisition of the dealerships. The purchase prices have been allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates. The allocation of the purchase prices are preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation periods (generally one year from the respective acquisition date). In addition, during the nine months ended September 30, 2017, the Company disposed of two dealerships in Brazil representing two franchises.
During the nine months ended September 30, 2016, the Company acquired 12 U.K. dealerships, inclusive of 15 franchises. The Company also acquired one dealership and opened two dealerships in Brazil for one acquired and one previously awarded franchise. Aggregate consideration paid for these dealerships totaled $61.2 million, including the associated real estate and goodwill, as well as $3.9 million of cash received in the acquisition of the dealerships. The purchase prices were allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates. In addition, during the nine months ended September 30, 2016, the Company disposed of four U.S. dealerships and four dealerships in Brazil. As a result of these U.S. and Brazil dispositions, a net pretax gain of $1.8 million and a net pretax loss of $0.8 million, respectively, were recognized for the nine months ended September 30, 2016.
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

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The related gains or losses on these interest rate derivative instruments are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the Company’s accompanying Consolidated Statements of Operations. All of the Company’s interest rate derivative instruments are designated as cash flow hedges. As of September 30, 2017, all of the Company’s derivative instruments that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for both the three and nine months ended September 30, 2017 or 2016, respectively.
The Company held interest rate derivative instruments in effect as of September 30, 2017 of $823.9 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.5%. The Company records the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense. For the three months ended September 30, 2017 and 2016, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $2.3 million and $2.8 million, respectively. For the nine months ended September 30, 2017 and 2016, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $8.0 million and $8.4 million, respectively. Total floorplan interest expense, inclusive of the aforementioned impact of the Company's interest rate hedges, was $13.5 million and $11.1 million for the three months ended September 30, 2017 and 2016, respectively, and $38.7 million and $33.7 million for the nine months ended September 30, 2017 and 2016, respectively.
In addition to the $823.9 million of swaps in effect as of September 30, 2017, the Company held 12 additional interest rate derivative instruments with forward start dates between December 2017 and December 2020 and expiration dates between December 2020 and December 2030. The aggregate notional value of these 12 forward-starting swaps was $625.0 million, and the weighted average interest rate was 2.2%. The combination of the interest rate derivative instruments currently in effect and these forward-starting derivative instruments is structured such that the notional value in effect at any given time through December 2030 does not exceed $918.4 million, which is less than the Company's expectation for variable-rate debt outstanding during such period.
As of September 30, 2017 and December 31, 2016, the Company reflected liabilities from interest rate risk management activities of $17.0 million and $24.4 million, respectively, in its Consolidated Balance Sheets. In addition, as of September 30, 2017 and December 31, 2016, the Company reflected $7.7 million and $9.5 million, respectively, of assets from interest rate risk management activities in Other Assets in the Consolidated Balance Sheets. Included in Accumulated Other Comprehensive Loss at September 30, 2017 and 2016 were accumulated unrealized losses, net of income taxes, totaling $5.8 million and $28.7 million, respectively, related to these interest rate derivative instruments.
The following table presents the impact during the current and comparative prior year periods for the Company's interest rate derivative instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	2017	2016
	(In thousands)
Interest rate derivative instruments	$(2,437)	$(15,575)

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Floorplan interest expense	$(7,995)	$(8,414)
Other interest expense	(1,554)	(1,775)

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amount of loss expected to be reclassified out of other comprehensive income (loss) into earnings as additional floorplan interest expense or other interest expense in the next twelve months is $9.5 million.
4. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2014 Long Term Incentive Plan (the "Incentive Plan"), as well as to employees pursuant to its Employee Stock Purchase Plan, as amended (the "Purchase Plan", formerly named the 1998 Employee Stock Purchase Plan).
2014 Long Term Incentive Plan
The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of September 30, 2017, there were 1,074,695 shares available for issuance under the Incentive Plan.
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
A summary of the restricted stock awards as of September 30, 2017, along with the changes during the nine months then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	850,422	$67.25
Granted	205,789	75.04
Vested	(252,015)	70.55
Forfeited	(93,818)	68.67
Nonvested at September 30, 2017	710,378	$68.16
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of September 30, 2017, there were 1,166,445 shares available for issuance under the Purchase Plan. During the nine months ended September 30, 2017 and 2016, the Company issued 96,098 and 125,154 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company's Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
The weighted average per share fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $16.69 and $13.05 for the nine months ended September 30, 2017 and 2016, respectively. The fair value of stock purchase

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $4.1 million and $4.7 million for the three months ended September 30, 2017 and 2016, respectively, and $14.6 million and $14.9 million for the nine months ended September 30, 2017 and 2016, respectively. Cash received from Purchase Plan purchases was $5.5 million and $5.6 million for the nine months ended September 30, 2017 and 2016, respectively.

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
The following table sets forth the calculation of EPS for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	20,222	20,568	20,475	21,355
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	3	10	5	9
Weighted average dilutive common shares outstanding	20,225	20,578	20,480	21,364
Basic:
Net Income	$29,881	$35,366	$102,953	$116,237
Less: Earnings allocated to participating securities	1,024	1,427	3,660	4,652
Earnings available to basic common shares	$28,857	$33,939	$99,293	$111,585
Basic earnings per common share	$1.43	$1.65	$4.85	$5.23
Diluted:
Net Income	$29,881	$35,366	$102,953	$116,237
Less: Earnings allocated to participating securities	1,023	1,426	3,659	4,651
Earnings available to diluted common shares	$28,858	$33,940	$99,294	$111,586
Diluted earnings per common share	$1.43	$1.65	$4.85	$5.22
6. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The Company's effective income tax rate of 36.6% for the three months ended September 30, 2017 was more than the U.S. federal statutory rate of 35.0%, due primarily to the taxes provided for in U.S. state jurisdictions, valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil and unrecognized tax benefits with respect to uncertain tax positions, partially offset by income generated in the U.K., which is taxed at a lower statutory rate. The Company's effective income tax rate of 35.7% of pretax income for the nine months ended September 30, 2017, was more than the U.S. federal statutory rate of 35.0%, as taxes provided for in the U.S. state jurisdictions and valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil and unrecognized tax benefits with respect to uncertain tax positions, were substantially offset by (a) income generated in the U.K., which is taxed at a lower statutory rate, (b) the tax impact of dealership dispositions in Brazil, and (c) excess tax deductions for restricted stock resulting from the adoption of ASU 2016-09 during the nine months ended September 30, 2017.
For the three and nine months ended September 30, 2017, the Company's effective tax rate increased to 36.6% and 35.7%, respectively, as compared to 36.5% and 35.0% for the three and nine months ended September 30, 2016, respectively. This increase was primarily due to the mix effect resulting from taxes provided for in foreign jurisdictions, changes to valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil and unrecognized tax benefits with respect to uncertain tax positions during the three and nine months ended September 30, 2017, partially offset by excess tax deductions for restricted stock resulting from the adoption of ASU 2016-09 during the nine months ended September 30, 2017, as well as the tax impact of dealership dispositions in Brazil during the nine months ended September 30, 2016.
As of September 30, 2017, the Company recorded $1.2 million unrecognized tax benefits, including $0.2 million of related interest and penalty. As of December 31, 2016, the Company had no unrecognized tax benefits with respect to uncertain

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

tax positions and did not incur any interest and penalties. Consistent with prior treatment of tax related assessments, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company's taxable years 2013 and subsequent remain open for examination in the U.S. The Company's taxable years 2015 and subsequent remain open in the U.K. and taxable years 2012 and subsequent remain open in Brazil.

7. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$111,768	$95,754
Parts and service receivables	38,523	35,318
Finance and insurance receivables	23,681	24,866
Other	16,643	20,322
Total accounts and notes receivable	190,615	176,260
Less allowance for doubtful accounts	2,943	2,896
Accounts and notes receivable, net	$187,672	$173,364
Inventories consisted of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
	(In thousands)
New vehicles	$1,095,792	$1,156,383
Used vehicles	344,271	294,812
Rental vehicles	138,501	131,080
Parts, accessories and other	81,912	77,762
Total inventories	1,660,476	1,660,037
Less lower of cost or net realizable value allowance	8,687	8,222
Inventories, net	$1,651,789	$1,651,815
New, used and rental vehicles are valued at the lower of specific cost or net realizable value and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost (determined on either a first-in, first-out or an average cost basis) or net realizable value.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment consisted of the following:

	Estimated Useful Lives in Years	September 30, 2017	December 31, 2016
	(unaudited)
		(dollars in thousands)
Land	—	$448,554	$400,163
Buildings	25 to 50	669,416	553,961
Leasehold improvements	varies	181,336	170,060
Machinery and equipment	7 to 20	116,174	100,164
Furniture and fixtures	3 to 10	99,880	87,691
Company vehicles	3 to 5	11,691	11,632
Construction in progress	—	44,323	66,658
Total		1,571,374	1,390,329
Less accumulated depreciation		301,977	264,446
Property and equipment, net		$1,269,397	$1,125,883
During the nine months ended September 30, 2017, the Company incurred $71.0 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities, excluding $15.9 million of capital expenditures accrued as of December 31, 2016. As of September 30, 2017, the Company had accrued $10.4 million of capital expenditures. In addition, the Company purchased real estate (including land and buildings) during the nine months ended September 30, 2017 associated with existing dealership operations totaling $67.8 million. And, in conjunction with the acquisition of dealerships and franchises in the nine months ended September 30, 2017, the Company acquired $29.2 million of real estate and other property and equipment.
8. CREDIT FACILITIES
In the U.S., the Company has a $1.8 billion revolving syndicated credit arrangement that matures on June 17, 2021 and is comprised of 24 financial institutions, including six manufacturer-affiliated finance companies (“Revolving Credit Facility”). The Company also has a $300.0 million floorplan financing arrangement (“FMCC Facility”) with Ford Motor Credit Company (“FMCC”) for financing of new Ford vehicles in the U.S. and other floorplan financing arrangements with several other automobile manufacturers for financing of a portion of its U.S. rental vehicle inventory. In the U.K., the Company has financing arrangements with BMW Financial Services NA, LLC ("BMWFS"), Volkswagen Finance, Toyota Motor Credit Corporation, FMCC and a third-party financial institution for financing of its new, used and rental vehicles. In Brazil, the Company has financing arrangements for new, used, and rental vehicles with several financial institutions, most of which are manufacturer affiliated. Within the Company's Consolidated Balance Sheets, Floorplan notes payable - credit facility and other primarily reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts related to the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of a portion of the Company's rental vehicles in the U.S., as well as the financing of new, used, and rental vehicles with manufacturer affiliates in both the U.K. and Brazil. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revolving Credit Facility
The Company's Revolving Credit Facility provides a total borrowing capacity of $1.8 billion and expires on June 17, 2021. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.75 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $360.0 million and a minimum of $50.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The capacity under these two tranches can be re-designated within the overall $1.8 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or British pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $2.1 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the LIBOR plus 125 basis points for new vehicle inventory and the LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points, depending on the Company's total adjusted leverage ratio, for borrowings in U.S. dollars and a LIBOR equivalent plus 125 to 250 basis points, depending on the Company's total adjusted leverage ratio, on borrowings in euros or British pound sterling. The Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line also requires a commitment fee ranging from 0.20% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $4.5 million of related unamortized costs as of September 30, 2017, which are included in Prepaid expenses and other current assets and Other Assets on the accompanying Consolidated Balance Sheets and amortized over the term of the facility.
After considering the outstanding balance of $1,017.2 million at September 30, 2017, the Company had $422.8 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $422.8 million available borrowings under the Floorplan Line was $46.2 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 2.5% and 2.0% as of September 30, 2017 and December 31, 2016, respectively, excluding the impact of the Company’s interest rate derivative instruments. With regards to the Acquisition Line, there were $33.5 million borrowings outstanding as of September 30, 2017 and no borrowings outstanding as of December 31, 2016. After considering $29.3 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $297.1 million of available borrowing capacity under the Acquisition Line as of September 30, 2017. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company's U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $208.5 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on April 1, 2014 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock after June 2, 2014 and ending on the date of determination less (c) cash dividends and share repurchases after June 2, 2014 (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per the Consolidated Financial Statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of September 30, 2017, the Credit Facility Restricted Payment Basket totaled $134.4 million. The Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility as of September 30, 2017.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory in the U.S., including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days' notice by either party. As of September 30, 2017, the Company had an outstanding balance of $131.7 million under the FMCC Facility with an available floorplan borrowing capacity of $168.3 million. Included in the $168.3 million available borrowings under the FMCC Facility was $22.0 million of immediately

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.75% before considering the applicable incentives as of September 30, 2017.
Other Credit Facilities
The Company has credit facilities with BMWFS, Volkswagen Finance, Toyota Motor Credit Corporation, FMCC and a third-party financial institution for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of September 30, 2017, borrowings outstanding under these facilities totaled $123.1 million, with annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 30 days, ranging from 1.25% to 3.95%.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazilian operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of September 30, 2017, borrowings outstanding under these facilities totaled $22.5 million, with annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, ranging from 12.67% to 18.86%.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time. As of September 30, 2017, borrowings outstanding under these rental vehicle facilities totaled $114.3 million, with interest rates that vary up to 5.75%.
9. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts and capitalized debt issuance costs. Long-term debt consisted of the following:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
5.00% Senior Notes (aggregate principal of $550,000 at September 30, 2017 and December 31, 2016)	$541,658	$540,465
5.25% Senior Notes (aggregate principal of $300,000 at September 30, 2017 and December 31, 2016)	296,009	295,591
Acquisition Line	33,508	—
Real Estate Related and Other Long-Term Debt	411,439	385,358
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 9.4% and 9.9%, respectively	52,738	47,613
	1,335,352	1,269,027
Less current maturities of long-term debt	42,663	56,218
	$1,292,689	$1,212,809
Included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016, was $38.3 million and $16.2 million, respectively, of short-term financing that was due within one year.
5.00% Senior Notes
On June 2, 2014, the Company issued $350.0 million aggregate principal amount of its 5.00% senior notes due 2022 ("5.00% Notes"). Subsequently, on September 9, 2014, the Company issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes will mature on June 1, 2022 and pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. On or after June 1, 2017, the Company may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. The Company may be required to purchase the 5.00% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of the Company's existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt. The 5.00% Notes are guaranteed by substantially all of the Company's U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company's U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

structurally subordinated to the liabilities of its non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.00% Notes is the same as under the Credit Facility Restricted Payment Basket. The 5.00% Notes were registered with the Securities and Exchange Commission in June 2015. The 5.00% Notes are presented net of unamortized underwriters' fees, discount and debt issuance costs, which are being amortized over a period of eight years in conjunction with the term of the 5.00% Notes, of $8.3 million as of September 30, 2017.
5.25% Senior Notes
On December 8, 2015, the Company issued 5.25% senior unsecured notes with a face amount of $300.0 million due to mature on December 15, 2023 (“5.25% Notes”). The 5.25% Notes pay interest semiannually, in arrears, in cash on each June 15 and December 15, beginning June 15, 2016. Using proceeds of certain equity offerings, the Company may redeem up to 35% of the 5.25% Notes prior to December 15, 2018, subject to certain conditions, at a redemption price equal to 105% of principal amount of the 5.25% Notes plus accrued and unpaid interest. Otherwise, the Company may redeem some or all of the 5.25% Notes prior to December 15, 2018 at a redemption price equal to 100% of the principal amount of the 5.25% Notes redeemed, plus an applicable make-whole premium, and plus accrued and unpaid interest. On or after December 15, 2018, the Company may redeem some or all of the 5.25% Notes at specified prices, plus accrued and unpaid interest. The Company may be required to purchase the 5.25% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.25% Notes indenture. The 5.25% Notes are senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt. The 5.25% Notes are guaranteed by substantially all of the Company’s U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company’s U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.25% Notes are structurally subordinated to the liabilities of its non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.25% Notes is the same as under the Credit Facility Restricted Payment Basket. The 5.25% Notes are presented net of unamortized underwriters' fees and debt issuance costs, which are being amortized over a period of eight years in conjunction with the term of the 5.25% Notes, of $4.0 million as of September 30, 2017.
Acquisition Line
See Note 8, "Credit Facilities," for further discussion on the Company's Revolving Credit Facility and Acquisition Line.
Real Estate Related and Other Long-Term Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with three of its manufacturer-affiliated finance partners, Toyota Motor Credit Corporation, BMWFS and FMCC, as well as several third-party financial institutions. These mortgage loans may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by the Company. Each mortgage loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the loans. The mortgage loans bear interest at fixed rates between 3.00% and 4.69%, and at variable indexed rates plus a spread between 1.50% and 2.50% per annum. The mortgage loans consist of 56 term loans for an aggregate principal amount of $371.8 million. As of September 30, 2017, borrowings outstanding under these mortgage loans totaled $318.5 million, with $29.4 million classified as a current maturity of long-term debt. For the nine months ended September 30, 2017, the Company made additional net borrowings and principal payments of $10.2 million and $13.7 million, respectively. These mortgage loans are presented net of unamortized underwriters' fees, discount and debt issuance costs, which are being amortized over the terms of the mortgage loans, of $0.6 million as of September 30, 2017. The agreements provide for monthly payments based on 15 or 20-year amortization schedules and mature between November 2017 and December 2024. These mortgage loans are cross-collateralized and cross-defaulted with the mortgages of each respective financial institution.
The Company has entered into 16 separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are denominated in British pound sterling and are being repaid in monthly installments that will mature by September 2034. As of September 30, 2017, borrowings under the U.K. Notes totaled $80.4 million, with $7.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the nine months ended September 30, 2017, the Company made additional borrowings and principal payments of $28.9 million and $3.9 million, respectively, associated with the U.K. Notes.
In addition to the real estate related and other long-term debt, the Company also has two short-term revolving working capital loan agreements and an unsecured loan agreement with third-party financial institutions in the U.K. and U.S., respectively. As of September 30, 2017, short-term borrowings under the U.K. and U.S. third-party loans totaled $13.2 million and $25.1 million, respectively, and are included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets. For the nine months ended September 30, 2017, the Company made additional borrowings of $5.1 million and $25.1 million under the U.K. and U.S. third-party loans, respectively, and no principal payments.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has a separate term mortgage loan in Brazil with a third-party financial institution (the "Brazil Note"). The Brazil Note is denominated in Brazilian real and is secured by one of the Company’s Brazilian properties, as well as a guarantee from the Company. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of September 30, 2017, borrowings under the Brazil Note totaled $3.6 million, with $0.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the nine months ended September 30, 2017, the Company made no additional borrowings and made principal payments of $0.4 million associated with the Brazil Note.
The Company also has a working capital loan agreement with a third-party financial institution in Brazil. The principal balance on this loan is due by February 2020 with interest only payments being made quarterly until the due date. As of September 30, 2017, borrowings outstanding under the Brazilian third-party loan totaled $7.0 million, which are classified as long-term debt in the accompanying Consolidated Balance Sheets. For the nine months ended September 30, 2017, the Company made no additional borrowings or principal payments.
Fair Value of Long-Term Debt
The Company's outstanding 5.00% Notes had a fair value of $570.5 million and $548.4 million as of September 30, 2017 and December 31, 2016, respectively. The Company's outstanding 5.25% Notes had a fair value of $304.4 million and $297.0 million as of September 30, 2017 and December 31, 2016, respectively. The Company's fixed interest rate borrowings included in real estate related and other long-term debt totaled $88.4 million and $93.9 million as of September 30, 2017 and December 31, 2016, respectively. The fair value of such fixed interest rate borrowings was $88.6 million and $94.5 million as of September 30, 2017 and December 31, 2016, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2017 and December 31, 2016. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
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
Assets and liabilities recorded at fair value, within Level 2 of the hierarchy framework, in the accompanying balance sheets as of September 30, 2017 and December 31, 2016, respectively, were as follows:

	As of September 30, 2017	As of December 31, 2016
	(In thousands)
Assets:
Investments	$708	$3,254
Demand obligations	13	12
Interest rate derivative financial instruments	7,701	9,484
Total	$8,422	$12,750
Liabilities:
Interest rate derivative financial instruments	$16,979	$24,411
Total	$16,979	$24,411
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
Legal Proceedings
In late June 2016, Volkswagen agreed to pay up to an aggregate of $14.7 billion to settle claims stemming from the diesel emissions scandal, including claims from customers and automotive dealers. In October 2016, the Company received notification from Volkswagen that it is entitled to receive, in the aggregate, approximately $13.2 million in connection with the Company's current and prior ownership of seven Volkswagen dealerships in the U.S. The Company accepted and executed the offer in the fourth quarter of 2016 and received half of the compensation in a lump sum amount in January 2017 with the remaining amount to be paid over 18 months. The Company has received eight of the remaining 18 monthly installments as of September 30, 2017. The Company recognized the entire settlement as an offset to Selling, General and Administrative Expenses ("SG&A") in the Consolidated Statements of Operations for the year ended December 31, 2016. Also, in conjunction with the Volkswagen diesel emissions scandal, Volkswagen agreed in March 2017 to settle allegations of damages by the Company relative to its three Audi branded dealerships. The Company received the cash and recognized the settlement as an offset to SG&A in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2017.
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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships and continue to be primarily obligated on the lease. In these situations, the Company’s subsidiaries retain primary responsibility for the performance of certain obligations under such leases. To the extent that the Company remains primarily responsible under such leases, a quantification of such lease obligations is included in the Company's disclosure of future minimum lease payments for non-cancelable operating leases in Note 18, "Operating Leases" to "Item 8. Financial Statements and Supplementary Data" of the 2016 Form 10-K.
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

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2016	$260,534	$17,337	$7,005	$284,876
Additions through acquisitions	8,035	8,762	—	16,797
Impairments	(9,526)	—	—	(9,526)
Currency translation	—	1,771	202	1,973
BALANCE, September 30, 2017	$259,043	$27,870	$7,207	$294,120

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2016	$805,935	$57,054	$13,774	$876,763	(1)
Additions through acquisitions	29,171	3,737	95	33,003
Disposals	—	—	(933)	(933)
Currency translation	—	5,008	401	5,409
Tax adjustments	(18)	—	—	(18)
BALANCE, September 30, 2017	$835,088	$65,799	$13,337	$914,224	(1)
(1) Net of accumulated impairment of $97.8 million.
The Company evaluates intangible franchise rights and goodwill assets for impairment annually or more frequently if events or circumstances indicate possible impairment. During the three months ended September 30, 2017, the Company identified circumstances indicating possible impairment of some individual franchise rights, requiring a quantitative assessment. The Company did not identify any such circumstances relative to the goodwill for each of its reporting units. Based on the results of the Company's assessment, the Company determined that the fair value of the franchise rights on one of its U.S. dealerships was below its respective carrying value, resulting in franchise asset impairment charges of $9.5 million. This was recognized as an asset impairment in the Company's Consolidated Statements of Operations during the three months ended September 30, 2017.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30, 2017
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2016	$(137,613)	$(9,331)	$(146,944)
Other comprehensive income (loss) before reclassifications:
Pre-tax	16,998	(3,899)	13,099
Tax effect	—	1,462	1,462
Amounts reclassified from accumulated other comprehensive income to:
Floorplan interest expense (pre-tax)	—	7,995	7,995
Other interest expense (pre-tax)	—	1,554	1,554
Tax effect	—	(3,581)	(3,581)
Net current period other comprehensive income	16,998	3,531	20,529
Balance, September 30, 2017	$(120,615)	$(5,800)	$(126,415)

	Nine Months Ended September 30, 2016
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2015	$(118,532)	$(19,452)	$(137,984)
Other comprehensive loss before reclassifications:
Pre-tax	(10,254)	(24,920)	(35,174)
Tax effect	—	9,345	9,345
Amounts reclassified from accumulated other comprehensive loss to:
Floorplan interest expense (pre-tax)	—	8,414	8,414
Other interest expense (pre-tax)	—	1,775	1,775
Tax effect	—	(3,822)	(3,822)
Net current period other comprehensive loss	(10,254)	(9,208)	(19,462)
Balance, September 30, 2016	$(128,786)	$(28,660)	$(157,446)

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. SEGMENT INFORMATION
As of September 30, 2017, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segment and therefore the corporate financial results are included within the U.S. reportable segment.
Reportable segment revenue, income (loss) before income taxes, (provision) benefit for income taxes and net income (loss) were as follows for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
Total revenues (1)	$2,301,959	$590,726	$119,607	$3,012,292	$6,393,368	$1,478,156	$331,792	$8,203,316
Income before income taxes	41,133	5,435	575	47,143	142,808	15,745	1,476	160,029
(Provision) benefit for income taxes	(16,258)	(1,105)	101	(17,262)	(54,301)	(2,781)	6	(57,076)
Net income (2)	24,875	4,330	676	29,881	88,507	12,964	1,482	102,953
(1) Includes the impact of chargeback reserves for finance and insurance revenues associated with catastrophic events of $6.6 million for the three and nine months ended September 30, 2017, in the U.S. segment.
(2) Includes the following, after tax: loss due to catastrophic events of $9.0 million and $9.4 million, inclusive of the finance and insurance chargeback reserve noted above, for the three and nine months ended September 30, 2017, respectively, in the U.S. segment and asset impairment charges of $5.9 million for the three and nine months ended September 30, 2017, respectively, in the U.S. segment.

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
Total revenues	$2,274,723	$435,976	$112,447	$2,823,176	$6,563,739	$1,335,663	$314,578	$8,213,980
Income (loss) before income taxes	52,619	3,922	(854)	55,687	164,607	17,371	(3,127)	178,851
(Provision) benefit for income taxes	(19,722)	(702)	103	(20,321)	(61,406)	(3,458)	2,250	(62,614)
Net income (loss) (1)	32,897	3,220	(751)	35,366	103,201	13,913	(877)	116,237
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
Reportable segment total assets as of September 30, 2017 and December 31, 2016, were as follows:

	As of September 30, 2017
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,890,087	$698,103	$142,804	$4,730,994

	As of December 31, 2016
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,855,701	$482,937	$123,265	$4,461,903

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes) guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities had they operated on a stand-alone basis. In accordance with Rule 3-10 of Regulation S-X, condensed consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under the 5.00% Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current wholly owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X). There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$8,646	$58,237	$—	$66,883
Contracts-in-transit and vehicle receivables, net	—	213,638	74,562	—	288,200
Accounts and notes receivable, net	—	139,013	48,659	—	187,672
Intercompany accounts receivable	33,508	12,451	—	(45,959)	—
Inventories, net	—	1,334,340	317,449	—	1,651,789
Prepaid expenses and other current assets	216	6,157	31,738	—	38,111
Total current assets	33,724	1,714,245	530,645	(45,959)	2,232,655
PROPERTY AND EQUIPMENT, net	—	1,086,863	182,534	—	1,269,397
GOODWILL	—	835,089	79,135	—	914,224
INTANGIBLE FRANCHISE RIGHTS	—	259,043	35,077	—	294,120
INVESTMENT IN SUBSIDIARIES	2,971,551	—	—	(2,971,551)	—
OTHER ASSETS	—	12,408	8,190	—	20,598
Total assets	$3,005,275	$3,907,648	$835,581	$(3,017,510)	$4,730,994

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,063,464	$13,823	$—	$1,077,287
Offset account related to floorplan notes payable - credit facility	—	(46,248)	—	—	(46,248)
Floorplan notes payable — manufacturer affiliates	—	267,990	131,814	—	399,804
Offset account related to floorplan notes payable - manufacturer affiliates	—	(22,000)	—	—	(22,000)
Current maturities of long-term debt and short-term financing	25,054	34,403	21,539	—	80,996
Current liabilities from interest rate risk management activities	—	823	—	—	823
Accounts payable	—	214,278	222,573	—	436,851
Intercompany accounts payable	972,583	—	45,959	(1,018,542)	—
Accrued expenses	—	176,196	32,574	—	208,770
Total current liabilities	997,637	1,688,906	468,282	(1,018,542)	2,136,283
LONG-TERM DEBT, net of current maturities	871,175	327,132	94,382	—	1,292,689
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	16,157	—	—	16,157
DEFERRED INCOME TAXES AND OTHER LIABILITIES	(1,100)	264,501	11,317	—	274,718
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,137,563	2,583,535	261,600	(2,971,551)	1,011,147
Intercompany note receivable	—	(972,583)	—	972,583	—
Total stockholders’ equity	1,137,563	1,610,952	261,600	(1,998,968)	1,011,147
Total liabilities and stockholders’ equity	$3,005,275	$3,907,648	$835,581	$(3,017,510)	$4,730,994

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

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
REVENUES:	$—	$2,301,958	$710,334	$—	$3,012,292
COST OF SALES:	—	1,948,390	632,482	—	2,580,872
GROSS PROFIT	—	353,568	77,852	—	431,420
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	433	259,119	68,775	—	328,327
DEPRECIATION AND AMORTIZATION EXPENSE	—	12,380	2,679	—	15,059
ASSET IMPAIRMENTS	—	9,526	—	—	9,526
INCOME (LOSS) FROM OPERATIONS	(433)	72,543	6,398	—	78,508
OTHER EXPENSE:
Floorplan interest expense	—	(12,014)	(1,477)	—	(13,491)
Other interest expense, net		(16,726)	(1,148)	—	(17,874)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(433)	43,803	3,773	—	47,143
BENEFIT (PROVISION) FOR INCOME TAXES	163	(16,423)	(1,002)	—	(17,262)
EQUITY IN EARNINGS OF SUBSIDIARIES	30,151	—	—	(30,151)	—
NET INCOME (LOSS)	$29,881	$27,380	$2,771	$(30,151)	$29,881
COMPREHENSIVE INCOME	—	1,454	8,399	—	9,853
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$29,881	$28,834	$11,170	$(30,151)	$39,734

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
REVENUES:	$—	$6,393,367	$1,809,949	$—	$8,203,316
COST OF SALES:	—	5,378,731	1,604,751	—	6,983,482
GROSS PROFIT	—	1,014,636	205,198	—	1,219,834
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,932	733,744	179,998	—	916,674
DEPRECIATION AND AMORTIZATION EXPENSE	—	35,873	6,885	—	42,758
ASSET IMPAIRMENTS	—	9,526	—	—	9,526
INCOME (LOSS) FROM OPERATIONS	(2,932)	235,493	18,315	—	250,876
OTHER EXPENSE:
Floorplan interest expense	—	(34,954)	(3,705)	—	(38,659)
Other interest expense, net	—	(49,568)	(2,620)	—	(52,188)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,932)	150,971	11,990	—	160,029
BENEFIT (PROVISION) FOR INCOME TAXES	1,100	(55,402)	(2,774)	—	(57,076)
EQUITY IN EARNINGS OF SUBSIDIARIES	104,785	—	—	(104,785)	—
NET INCOME (LOSS)	$102,953	$95,569	$9,216	$(104,785)	$102,953
OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	3,531	16,998	—	20,529
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$102,953	$99,100	$26,214	$(104,785)	$123,482

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

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$102,951	$188,979	$17,937	$309,867
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(62,475)	(46,607)	(109,082)
Proceeds from disposition of franchises, property and equipment	—	2,807	2,326	5,133
Purchases of property and equipment, including real estate	—	(131,622)	(12,688)	(144,310)
Other	—	1,526	—	1,526
Net cash used in investing activities	—	(189,764)	(56,969)	(246,733)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	5,053,598	—	5,053,598
Repayments on credit facility - floorplan line and other	—	(5,108,475)	—	(5,108,475)
Borrowings on credit facility - acquisition line	68,085	—	—	68,085
Repayments on credit facility - acquisition line	(35,576)	—	—	(35,576)
Borrowings on other debt	25,054	—	101,262	126,316
Principal payments on other debt	—	(787)	(87,914)	(88,701)
Borrowings on debt related to real estate	—	10,156	28,875	39,031
Principal payments on debt related to real estate	—	(16,819)	(4,450)	(21,269)
Employee stock purchase plan purchases, net of employee tax withholdings	4,196	—	—	4,196
Repurchases of common stock, amounts based on settlement date	(40,094)	—	—	(40,094)
Dividends paid	(15,221)	—	—	(15,221)
Borrowings (repayments) with subsidiaries	74,826	(110,857)	36,031	—
Investment in subsidiaries	(184,221)	174,576	9,645	—
Net cash provided by (used in) financing activities	(102,951)	1,392	83,449	(18,110)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	867	867
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	607	45,284	45,891
CASH AND CASH EQUIVALENTS, beginning of period	—	8,039	12,953	20,992
CASH AND CASH EQUIVALENTS, end of period	$—	$8,646	$58,237	$66,883

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2016

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$116,237	$269,096	$1,279	$386,612
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	—	(57,327)	(57,327)
Proceeds from disposition of franchises, property and equipment	—	21,735	1,337	23,072
Purchases of property and equipment, including real estate	—	(110,495)	(15,197)	(125,692)
Other	—	2,653	271	2,924
Net cash used in investing activities	—	(86,107)	(70,916)	(157,023)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	5,040,726	—	5,040,726
Repayments on credit facility - floorplan line and other	—	(5,147,766)	—	(5,147,766)
Borrowings on credit facility - acquisition line	220,020	—	—	220,020
Repayments on credit facility - acquisition line	(220,020)	—	—	(220,020)
Borrowings on other debt	—	—	37,786	37,786
Principal payments on other debt	—	(692)	(31,140)	(31,832)
Borrowings on debt related to real estate, net of debt issue costs	—	42,654	—	42,654
Principal payments on debt related to real estate	—	(14,941)	(3,904)	(18,845)
Employee stock purchase plan purchases, net of employee tax withholdings	1,452	—	—	1,452
Repurchases of common stock, amounts based on settlement date	(127,606)	—	—	(127,606)
Tax effect from stock-based compensation	(148)	—	—	(148)
Dividends paid	(15,054)	—	—	(15,054)
Other	(2,997)	(423)	—	(3,420)
Borrowings (repayments) with subsidiaries	241,050	(245,906)	4,856	—
Investment in subsidiaries	(212,934)	142,166	70,768	—
Net cash provided by (used in) financing activities	(116,237)	(184,182)	78,366	(222,053)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	2,345	2,345
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,193)	11,074	9,881
CASH AND CASH EQUIVALENTS, beginning of period	—	6,338	6,699	13,037
CASH AND CASH EQUIVALENTS, end of period	$—	$5,145	$17,773	$22,918

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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K"), as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk."
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
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are aligned into three geographic regions: the United States ("U.S."), the United Kingdom ("U.K.") and Brazil. Our President of U.S. Operations reports directly to our Chief Executive Officer and is responsible for the overall performance of the U.S. region, as well as for overseeing the dealership operations management. The operations of the Company's international regions are structured similar to the U.S. region, each with a regional vice president reporting directly to the Company's Chief Executive Officer. As such, our three reportable segments are the U.S., which includes the activities of our corporate office, the U.K. and Brazil.
As of September 30, 2017, we owned and operated 228 franchises, representing 32 brands of automobiles, at 174 dealership locations and 47 collision centers worldwide. We own 151 franchises at 115 dealerships and 29 collision centers in the U.S., 56 franchises at 43 dealerships and 11 collision centers in the U.K., and 21 franchises at 16 dealerships and seven collision centers in Brazil. Our U.S. operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina and Texas in the U.S., in 28 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo, Parana, Mato Grosso do Sul and Santa Catarina in Brazil.
Outlook
During the nine months ended September 30, 2017, industry new vehicle registrations in the U.S. declined 1.9% as compared to the same period a year ago. In response, and particularly given the headwinds we have recently experienced in most of our energy-dependent markets, we are focused on opportunities to enhance our operating results by: (a) improving our new and used vehicle gross profit per unit sold; (b) continuing to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; (c) investing capital where necessary to support our anticipated growth, particularly in our parts and service business; and (d) further leveraging our revenue and gross profit growth through the continued implementation of cost efficiencies. More recently, Hurricane Harvey had a significantly negative impact on our U.S. operations, particularly in Southeast Texas, resulting in loss of business and other storm-related issues during the three months ended September 30, 2017. However, in the aftermath of the storm, we experienced a substantial lift in new and used vehicle sales. In the short-term, we expect to continue to realize a notable improvement in our new and used vehicle sales in the impacted markets, as well as to experience growth in our aftersales operations with the continued recovery from Hurricane Harvey.

In terms of gross domestic product ("GDP"), the U.K. economy represents the fifth largest economy in the world. In June 2016, the majority vote in favor of the Referendum of the United Kingdom’s Membership of the European Union (E.U.) (referred to as "Brexit"), advising for the exit of the U.K. from the European Union, initially created much uncertainty in the U.K., as well as the global markets. The overall U.K. economy and, more specifically, retail automotive industry sales were further disrupted in 2017 by the U.K. general election in June 2017, as well as multiple acts of violence and terrorism. As a result, the U.K. industry's new vehicle sales have experienced more volatility than normal. Industry new vehicle registrations in the U.K. decreased 3.9% in the nine months ended September 30, 2017, as compared to the same period a year ago. We expect industry sales to remain volatile in the near future and potentially down for the full year 2017. In addition, the announcement of Brexit initially caused significant exchange rate fluctuations that resulted in the weakening of the British pound sterling, in which we conduct business in the U.K., against the U.S. dollar and other global currencies. The weakening of the British pound sterling has and may continue to adversely affect our results of operations as reported under U.S. GAAP, as well as have a negative impact on the pricing and affordability of the vehicles in the U.K. Volatility in exchange rates may continue in the short term.
In terms of GDP, the Brazilian economy represents the ninth largest economy in the world. At present, the Brazilian economy is in a recession and, though it has recently exhibited signs of recovery, continues to face many challenges. Industry new vehicle registrations in Brazil increased 7.9% for the nine months ended September 30, 2017 as compared to the same period a year ago. We expect macro-economic conditions in Brazil, as well as retail automotive industry sales, to remain challenged in the near term. As a result, we are focused on continued implementation of cost efficiencies and leveraging our structure with dealership acquisitions. Longer term, we expect sustained improvements in industry sales volumes and are utilizing a strategy of aligning with growing brands. We expect that the net impact to our profitability of this adjustment to our portfolio, as well as of a more efficient organizational structure, will be positive.
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
Financial and Operational Highlights
Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, as well as maintenance, repair and collision restoration services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, discretionary spending levels, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to continue to maintain and repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, as well as maintenance, repair and collision services. In addition, our ability to expediently adjust our cost structure in response to changes in new vehicle sales volumes also tempers the negative impact of such volume changes.
In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our U.S. revenues and operating income are typically lower in the first and fourth calendar quarters and higher in the second and third quarters. For the U.K., the first and third quarters' sales volumes tend to be stronger, driven by the vehicle license plate change months of March and September. For Brazil, we expect higher sales volumes in the third and fourth quarters. The first quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic conditions, manufacturer incentive programs, the impact of severe weather events, or changes in currency exchange rates, may exaggerate seasonal or cause counter-seasonal fluctuations in our reported consolidated revenues and consolidated operating income.

For the three months ended September 30, 2017, our total revenues increased 6.7% from 2016 levels to $3.0 billion, reflecting a 35.5% increase in the U.K., combined with an increase of 6.3% and 1.2% in Brazil and the U.S., respectively. The increase in the U.K. was primarily the result of 30.7% increase in new vehicle retail sales driven by the acquisition of a dealership group in July of 2017 combined with same store total revenue growth of 8.8%. Our results in the U.S. were bolstered, particularly in our Houston and Beaumont markets, as a result of increased sales for replacement vehicles following the devastation of Hurricane Harvey. For the nine months ended September 30, 2017, our total revenues decreased 0.1% to $8.2 billion, reflecting a 2.6% decline in the U.S., partially offset by a 10.7% and 5.5% increase in the U.K. and Brazil, respectively. In the U.S., the 2.6% decline in total revenues was primarily explained by a 5.2% decline in used vehicle retail sales and 2.8% decline in new vehicle retail sales. The increase in Brazil was a result of an 18.7% growth in used vehicle retail revenues and overall growth in used vehicle wholesale revenues.
For the three months ended September 30, 2017, our total gross profit improved $24.8 million, or 6.1%, to $431.4 million from 2016 levels, primarily as a result of 33.9%, 14.5% and 2.0% increases in the U.K., Brazil and U.S., respectively. The strong performance in the U.K. is primarily explained by increases in gross profit of 46.6%, 42.9%, and 22.6% in total used vehicle sales, finance and insurance business lines and new vehicle retail sales. In Brazil, total gross profit increased as a result of a 26.7% improvement in our finance and insurance business lines combined with an improvement of 22.0% and 11.9% in our parts and service business lines and used vehicle retail sales, respectively. In the U.S., total gross profit increased primarily due to a 7.7% improvement in our new vehicle gross profit reflecting higher volumes coupled with improved profitability per unit. For the nine months ended September 30, 2017, our total gross profit increased 1.2% over the prior year period to $1.2 billion, primarily as a result of $7.1 million, or 21.3%, increase in Brazil, coupled with a $16.3 million, or 10.9%, increase in the U.K. The improvement in gross profit in Brazil is primarily a result of 69.1% and 24.5% improvements in used and new vehicle gross profit per units sold, respectively. The improvement in the U.K. primarily reflects a 15.8% gross profit growth in our finance and insurance businesses, coupled with a 14.2% and 13.0% gross profit improvement in our parts and services business lines and used vehicle retail sales, respectively. The U.S. gross profit results for the three and nine months ended September 30, 2017 included a reserve for anticipated chargebacks specifically related to finance and insurance contracts expected to be canceled on vehicles flooded in Hurricane Harvey. The total reserve recognized was $6.6 million. Adjusting for this reserve, the U.S. gross profit improved 3.9% for the three months ended September 30, 2017 and declined 0.3% for the nine months ended September 30, 2017.
Selling, General and Administrative expenses ("SG&A") rose 9.8% to $328.3 million in the third quarter of 2017, as compared to the 2016 levels, primarily as a result of increases of 34.8%, 6.2%, and 1.9% in the U.K., U.S. and Brazil, respectively. The increase in the U.K. was primarily as a result of the acquisition of a group of dealerships in July 2017. For the nine months ended September 30, 2017, SG&A rose 2.8% over the prior year period, driven by increases of 15.4%, 7.1%, and 0.6% in the U.K., Brazil and the U.S., respectively. Included in SG&A for the U.S., for the three and nine months ended September 30, 2017, was $8.1 million and $8.8 million, respectively, in charges primarily related to inventory losses and property damages incurred as a result of Hurricane Harvey. On an adjusted basis, total SG&A rose 6.4% and 2.4% for the three and nine months ended September 30, 2017, respectively.
As a result, our net income declined for the three months ended September 30, 2017 by 15.5% to $29.9 million and diluted earnings per share dropped 13.3% to $1.43. For the nine months ended September 30, 2017, net income declined 11.4% to $103.0 million and diluted earnings per share decreased 7.1% to $4.85. Our operating results as reported on a U.S. GAAP basis for the three months ended September 30, 2017 were impacted by the following non-core items: $14.7 million in losses associated with catastrophic events on a pre-tax basis ($9.0 million on an after-tax basis), $9.5 million of non-cash impairment charges on a pre-tax basis ($5.9 million on an after-tax basis), $0.8 million associated with real estate and dealership transactions ($0.5 million on an after-tax basis), $0.8 million of allowance for uncertain tax purposes, and a $0.7 million loss associated with a legal settlement ($0.5 million on an after-tax basis). For the nine months ended September 30, 2017, our operating results on a U.S. GAAP basis were impacted by the following non-core items: $15.3 million in losses associated with catastrophic events on a pre-tax basis ($9.4 million on an after-tax basis), $9.5 million of non-cash impairment charges on a pre-tax basis ($5.9 million on an after-tax basis), $0.8 million associated with real estate and dealership transactions ($0.5 million on an after-tax basis), $0.8 million of allowance for uncertain tax purposes, and $0.3 million of acquisition costs, partially offset by a $1.1 million gain associated with legal settlements ($0.7 million on an after-tax basis). On a comparable basis, our operating results as reported on a U.S. GAAP basis for the three months ended September 30, 2016 were negatively impacted by the following non-core items: $10.8 million of non-cash impairment charges on a pre-tax basis ($6.7 million on an after-tax basis), $0.5 million of losses related to catastrophic events on a pre-tax basis ($0.3 million on an after-tax basis), and a $0.3 million charge for a foreign transaction tax in Brazil on both a pre-tax and after-tax basis, partially offset by a $1.1 million pre-tax gain related to real estate and dealership transactions ($0.7 million on an after-tax basis). For the nine months ended September 30, 2016, our operating results were negatively impacted by the following non-core items: $12.3 million of non-cash impairment charges on a pre-tax basis ($7.7 million on an after-tax basis), $5.9 million of losses related to catastrophic events on a pre-tax basis ($3.7 million on an after-tax basis), $0.6 million of acquisition costs on both a pre-tax and after-tax basis, and a $0.3 million charge for a foreign transaction tax in Brazil on both a pre-tax and after-tax basis, partially offset by a $1.7 million benefit related to foreign deferred income taxes on an after-tax basis and $1.0 million of net gains related to real estate and dealership transactions on a pre-tax basis ($0.3 million on an after-tax basis). Adjusting for those items, our adjusted net income rose 11.1% for the three months ended September 30, 2017 to $46.6 million and declined 5.7% for the nine months ended September 30, 2017 to $119.2 million. Adjusted earnings per diluted share improved 13.8% for the three months ended September 30, 2017 to $2.23 and decreased 1.1% for the nine months ended September 30, 2017 to $5.62. These non-core items have been excluded from our U.S. GAAP results in the following discussion of "adjusted" results. Please see "Non-GAAP Financial Measures" for further explanation and reconciliation of the U.S. GAAP and non-GAAP data.

Key Performance Indicators
Consolidated Statistical Data
The following table highlights certain of the key performance indicators we use to manage our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unit Sales
Retail Sales
New Vehicle	48,321	45,597	127,487	130,022
Used Vehicle	34,349	33,012	97,918	98,754
Total Retail Sales	82,670	78,609	225,405	228,776
Wholesale Sales	14,967	15,027	43,571	43,077
Total Vehicle Sales	97,637	93,636	268,976	271,853
Gross Margin
New Vehicle Retail Sales	5.2%	5.1%	5.2%	5.1%
Total Used Vehicle Sales	5.5%	5.5%	5.7%	5.9%
Parts and Service Sales	54.0%	54.2%	53.9%	54.0%
Total Gross Margin	14.3%	14.4%	14.9%	14.7%
Adjusted Total gross margin	14.5%	14.4%	14.9%	14.7%
SG&A (1) as a % of Gross Profit	76.1%	73.5%	75.1%	73.9%
Adjusted SG&A (1) as a % of Gross Profit (2)	72.8%	73.6%	74.0%	73.5%
Operating Margin	2.6%	3.0%	3.1%	3.2%
Adjusted Operating Margin (2)	3.5%	3.3%	3.4%	3.4%
Pretax Margin	1.6%	2.0%	2.0%	2.2%
Adjusted Pretax Margin (2)	2.4%	2.3%	2.3%	2.4%
Finance and Insurance Revenues per Retail Unit Sold	$1,343	$1,383	$1,394	$1,383
Adjusted Finance and Insurance Revenues per Retail Unit Sold (2)	$1,422	$1,383	$1,423	$1,383

(1)	Selling, general and administrative expenses.

(2)	See "Non-GAAP Financial Measures" for more details.
The following discussion briefly highlights certain of the results and trends occurring within our business. Throughout the following discussion, references may be made to Same Store results and variances, which are discussed in more detail in the “Results of Operations” section that follows.
Our consolidated revenues from new vehicle retail sales increased 7.7% for the three months ended September 30, 2017, as compared to the same period in 2016, consisting of increases of 3.3%, 30.7% and 2.3% in the U.S., U.K, and Brazil, respectively. The increase in our consolidated new vehicle retail revenues was primarily driven by a 6.0% increase in our new vehicle retail unit sales coupled with a 1.6% increase in our average new vehicle retail sales price. In the U.S., industry new vehicle registrations declined 1.0% during the quarter ended September 30, 2017 as compared to the same period a year ago. Our U.S. new vehicle retail unit sales outperformed the industry and increased 1.5% for the three months ended September 30,

2017, as compared to the same period in 2016, largely explained by a 16.4% increase in our Houston and Beaumont markets as a result of demand for replacement vehicles due to flooding from Hurricane Harvey, which damaged hundreds of thousands of vehicles in the region. These increases were partially offset by continued weakness in our other oil dependent markets. Our average new vehicle retail sales price in the U.S. increased 1.8% for the quarter ended September 30, 2017 as compared to 2016. The increase in our average U.S. new vehicle retail sales price was primarily due to the shift in the mix of new retail units sold, as our truck unit sales increased to 61.1% of total new vehicle retail units sold for the three months ended September 30, 2017 as compared to 55.9% last year, generally correlating with lower gas prices but bolstered this quarter by the increased demand for trucks in our hurricane impacted markets of Houston and Beaumont. Our U.K. revenues from new vehicle retail sales increased 30.7% for the three months ended September 30, 2017 as compared to a year ago, primarily reflecting the acquisition of the Beadles dealership group in early July. In the U.K., industry sales experienced a decline of 8.9% for the three months ended September 30, 2017 as compared to the same period last year. The decrease in industry sales in the U.K. was a result of economic and political uncertainty, as well as confusion surrounding air quality plans that has led to a drop in demand for diesel vehicles. Our U.K. operations significantly outperformed the industry for the third quarter of 2017 as compared to last year, growing 2.9% in Same Store new vehicle retail unit sales and reflecting continued successful execution by our operating team on key initiatives and a favorable brand mix. For the three months ended September 30, 2017, Brazil new vehicle retail revenues increased 2.3%, however on a constant currency basis, new vehicle retail revenues remained relatively flat as compared to last year as the decline in new vehicle retail unit sales of 10.3% was offset by an 11.3% improvement in the average new vehicle retail sales price on a constant currency basis, when compared to the same period in 2016. The decline in new vehicle unit sales in Brazil was the result of our strategy of balancing volumes while protecting our margins. For the nine months ended September 30, 2017, our consolidated revenues from new vehicle retail sales declined 0.9%, as compared to the same period in 2016, reflecting declines in the U.S. and Brazil of 2.8%, and 1.2%, respectively, partially offset by an improvement of 7.9% in the U.K. In the U.S., the decline in revenues was primarily attributable to continued weakness in demand in our largely energy-dependent markets. In Brazil, new vehicle retail revenues declined due to our luxury mix, where the industry has been weak, and the focus on improving margins. The increase in the U.K. new vehicle retail revenues primarily reflects acquisition activity and the continued successful execution by our operating team on key initiatives. Consolidated new vehicle retail gross margin increased 10 basis points to 5.2% for both the three and nine months ended September 30, 2017, as compared to the same periods last year. In the U.S., our new vehicle retail gross margin improved 20 and 10 basis points, respectively, to 5.1% for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. Our new vehicle gross profit per retail unit (“PRU”) in the U.S. increased 6.1% and 3.8%, respectively, for the three and nine months ended September 30, 2017 as compared to the same periods last year partially driven by performance in our Hurricane Harvey impacted markets of Houston and Beaumont. Our new vehicle retail gross margin in the U.K. declined 40 and 20 basis points, respectively, for the three and nine months ended September 30, 2017, as compared to the same periods a year ago. In Brazil, our gross margin declined 10 basis points to 5.7% for the three months ended September 30, 2017 and improved 10 basis points to 5.8% for the nine months ended September 30, 2017 as compared to 2016 as a result of our operating team's disciplined approach to new vehicle pricing that focused on balancing volume with increased gross profit per unit. As a result, we improved new vehicle gross profit PRU sold in Brazil by 11.1% and 24.5%, respectively, for the three and nine months ended September 30, 2017, as compared to last year.
Our used vehicle results are directly affected by economic conditions, the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory. Our total revenues from used vehicle retail sales increased 5.8% for the three months ended September 30, 2017 and declined 0.8% for the nine months ended September 30, 2017, as compared to the same periods in 2016 reflecting improvements in the U.K. and Brazil, partially offset by a decline in the U.S. In the U.S., used vehicle retail revenues declined 2.3% and 5.2%, respectively, for the three and nine months ended September 30, 2017, as a result of a decrease in used vehicle retail units sold of 3.3% and 5.5%, partially offset by an increase in the average used vehicle retail price of 1.0% and 0.3%, respectively, as compared to the same periods last year. The decline in used vehicle retail units sold in the U.S. was partially a result of energy market weakness and a lag in used vehicle replacement demand in our hurricane impacted markets, as well as an overall lack of used vehicle inventory caused by the decline in industry new vehicle sales volume and the resulting lower used vehicle trade-in volume. Unlike the sales activity we experienced in our new vehicle business in our hurricane impacted markets of Houston and Beaumont, many used car customers delayed purchases on replacement of flooded vehicles until settlement of insurance claims were finalized, which tempered used vehicle sales in September 2017. The U.K. generated increases in used vehicle retail revenues of 47.9% and 18.3% for the three and nine months ended September 30, 2017, respectively, as a result of the increases in used vehicle retail unit sales of 46.1% for the third quarter of 2017 and 28.0% for the first nine months of 2017, as compared to the same periods in 2016. This improvement was primarily driven by a strong performance by our operating team and the impact of dealership acquisitions. Further, the enactment of the U.K. road tariff in April 2017 lowered taxes associated with used vehicles purchases relative to new vehicle, resulting in a shift in consumer demand towards used vehicles. The increase in revenues in the U.K., as reported in U.S. dollars, was slightly tempered by the unfavorable change of exchange rates between periods. On a constant currency basis, used vehicle retail revenues improved 48.3% and 28.8% for the three and nine months ended

September 30, 2017, respectively, as compared to the same periods last year. In Brazil, our used vehicle retail revenues increased by 13.4% and 18.7%, respectively, during the three and nine months ended September 30, 2017 as compared to the same periods in 2016. The increase in Brazil for the quarter ended September 30, 2017 was due to an increase in the average used vehicle retail sales price of 10.9%, coupled with a 2.3% increase in the used vehicle retail units. For the nine months ended September 30, 2017, the increase in used vehicle retail revenues for Brazil was a result of an increase in the average used vehicle retail sales price of 35.0%, which was partially offset by a 12.0% decrease in the used vehicle retail units. These improvements primarily reflect an increased focus by our operations team and enhanced processes that have been implemented. Total used vehicle retail gross profit increased 2.5% for the three month ended September 30, 2017 as compared to the same period last year as a result of a 4.1% improvement in total used vehicle retail unit sales which was partially offset by a 1.4% decline in total used vehicle retail gross profit PRU. For the nine months ended September 30, 2017 as compared to the same period a year ago, our total used vehicle gross profit decreased 4.5% primarily as a result of a 3.6% decline in total used vehicle retail gross profit PRU coupled with a 0.8% decline in total used vehicle retail unit sales. We generated improvements in used vehicle retail gross profit PRU in our Brazil operations for the three and nine months ended September 30, 2017 of 9.4% and 69.1%, respectively, as compared to the same periods a year ago which were primarily due to improved sales processes and the overall strong performance of our operating team. In the U.S., used vehicle gross profit PRU increased 0.1% for the three months ended September 30, 2017 and decreased 3.0% for the nine months ended September 30, 2017 as compared to the same periods in 2016. In the U.K., used vehicle retail gross profit PRU declined 2.8% and 11.7%, respectively, for the three and nine month ended September 30, 2017. The decline in the U.K. for the quarter and nine months ended September 30, 2017 was primarily the result of acquisition activity, as we work to integrate our sales processes and procedures into the newly acquired dealerships.
Our total parts and service revenue increased 7.4% and 4.6%, respectively, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. This growth was primarily driven by increases in our customer pay parts and service, warranty parts and service, wholesale parts and service and collision parts and service. These increases were primarily due to the execution of key management initiatives, dealership acquisition activity, expansion of our operating capacity and an increase in the number of late-model vehicles in operation, which tend to more consistently return to the dealership for warranty, maintenance and repair services. Our overall parts and service revenue was negatively impacted by the loss of over a week of business in our hurricane impacted markets along the Gulf and Atlantic coasts due to both store closures and lack of demand, as thousands of customers were either out of town or tending to property clean-up. Additionally, our collision revenues were also negatively impacted as most repairs in the Houston and Beaumont markets were delayed through the month of September due to the lack of rental car availability for our collision customers. During the first nine months of 2017, our warranty parts and service revenues were bolstered particularly by manufacturers' high volume recall campaigns in the U.S. for our Lexus, Nissan, and Ford brands. Our parts and service gross margin declined 20 basis points for three months ended September 30, 2017, as compared to a year ago, driven by a decrease in the U.S. of 100 basis points that was partially offset by increases in the U.K. and Brazil of 160 and 780 basis points, respectively. For the nine months ended September 30, 2017, our parts and service gross margin declined 10 basis points compared to a year ago as the decline of 80 basis points in the U.S. was partially offset by improvements in the U.K. and Brazil of 240 and 790 basis points, respectively. The decline in our U.S. parts and service gross margin was primarily due to declines in internal reconditioning service, which we report as 100.0% margin. The increases in the U.K reflect higher margins in our warranty parts and service, customer pay parts and service and wholesale parts businesses as compared to the same period last year. In Brazil, the increases were primarily as a result of improvements in our customer-pay parts and service and collision portions of the business, as well as the discontinuation of our wholesale parts business, which is a relatively lower margin business.
Our consolidated finance and insurance revenues PRU sold, decreased 2.9% for the three months ended September 30, 2017 and increased 0.8% for the nine months ended September 30, 2017, as compared to the same periods in 2016. After adjusting for $6.6 million in chargeback expense for reserves associated with expected finance and insurance product cancellations on vehicles sold by us and damaged by flooding from Hurricane Harvey, adjusted consolidated finance and insurance revenues PRU sold increased 2.8% and 2.9%, respectively, for the three and nine months ended September 30, 2017, as compared to the same periods last year. Growth in income per contract on many of our product offerings was partially offset by a decline in penetration rates on our retail finance fees, coupled with the mix effect of a relatively greater contribution from the U.K. In the U.S., on an adjusted basis, we generated a 5.4% and 5.2% increase in finance and insurance revenues PRU to $1,673 and $1,667, respectively, for the three and nine months ended September 30, 2017, as compared to the same periods last year. In Brazil, finance and insurance revenues PRU improved 35.7% and 58.7%, respectively, for the three and nine months ended September 30, 2017 to $673 and $684 as compared to the same periods in 2016. In the U.K., finance and insurance revenues PRU improved 5.9% for the three months ended September 30, 2017 and declined 4.7% for the nine months ended September 30, 2017 as compared to last year. This decline for the nine months ended September 30, 2017 was due to the change in exchange rates, as on a constant currency basis, finance and insurance revenues PRU in the U.K. increased 3.6%, as compared to last year.

Our total consolidated gross margin decreased 10 basis points for the three months ended September 30, 2017 to 14.3%, as compared to the same period in 2016. On an adjusted basis, our consolidated gross margin increased 10 basis points to 14.5% for the same comparable period as declines in the parts and service business were more than offset by improvements in the new vehicle sector of our business. For the nine months ended September 30, 2017, total consolidated gross margin increased 20 basis points to 14.9% as compared to the same period last year as improvement in our new vehicle business more than offset a decline in our used vehicle and parts and service business.
Our consolidated SG&A expenses increased in absolute dollars by 9.8% and 2.8% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In the U.S., for the quarter, the increase in SG&A expense was driven by a $7.7 million increase in expenses related to catastrophic events, a $2.0 million increase in net loss on dealership transactions, and a $0.7 million legal settlement. In addition, SG&A expense increased in the U.S. as the result of the impact of higher volumes and gross profits on compensation expense and other selling expenses. For the three months and nine months ended September 30, 2017, our consolidated SG&A expenses as a percentage of gross profit increased 260 basis points to 76.1% and 120 basis points to 75.1%, respectively, as compared to the same periods a year ago. On an adjusted basis, our consolidated SG&A expenses as a percentage of gross profit decreased by 80 basis points to 72.8% for the three months ended September 30, 2017 when compared to a year ago, reflecting higher gross profit in all three segments and our ability to leverage our cost structure. For the nine months ended September 30, 2017, our adjusted consolidated SG&A expense as a percentage of gross profit increased 50 basis points to 74.0%, as compared to the same period in 2016. This increase was primarily due to the mix effect of our growing U.K. operations that inherently have a higher cost structure.
The combination of all of these factors resulted in an operating margin of 2.6% and 3.1%, respectively, for the three and nine months ended September 30, 2017, which declined 40 and 10 basis points, respectively, from the comparable periods in the prior year. On an adjusted basis, operating margin improved 20 basis points for the three months ended September 30, 2017 to 3.5%, and remained flat at 3.4% for the nine months ended September 30, 2017, as compared to the same period in 2016.
For the three and nine months ended September 30, 2017, floorplan interest expense increased 21.2% and 14.6%, respectively, as compared to the same periods in 2016, primarily driven by increases in the average London Interbank Offered Rate (“LIBOR”) interest rate since the fourth quarter of 2016 that resulted in higher U.S. floorplan interest expense. The impact of the increase in LIBOR was partially offset by declines in our U.S. weighted average borrowings when compared to 2016. Other interest expense, for the three and nine months ended September 30, 2017, increased 4.6% and 2.9%, respectively, as compared to the same periods in 2016, primarily explained by incremental mortgage borrowings.
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

Results of Operations
The "Same Store" amounts presented below include the results of dealerships for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. The following table summarizes our combined Same Store results for the three and nine months ended September 30, 2017, as compared to 2016. Same Store results also include the activities of our corporate headquarters.

Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Revenues
New Vehicle Retail	$1,632,489	4.3%	4.2%	$1,564,571	$4,364,999	(2.0)%	(1.0)%	$4,452,137
Used Vehicle Retail	701,226	1.4%	1.3%	691,715	2,015,330	(2.3)%	(1.1)%	2,061,772
Used Vehicle Wholesale	95,935	(6.6)%	(6.6)%	102,722	292,131	(0.4)%	2.0%	293,234
Parts and Service	331,540	5.1%	5.0%	315,570	970,961	4.3%	5.0%	930,493
Finance, Insurance and Other	106,839	(0.1)%	(0.1)%	106,914	306,875	(1.1)%	(0.6)%	310,435
Total Revenues	$2,868,029	3.1%	3.0%	$2,781,492	$7,950,296	(1.2)%	(0.2)%	$8,048,071
Cost of Sales
New Vehicle Retail	$1,548,248	4.2%	4.1%	$1,485,200	$4,139,043	(2.0)%	(1.0)%	$4,222,485
Used Vehicle Retail	655,929	1.5%	1.4%	646,339	1,881,359	(2.1)%	(0.9)%	1,920,788
Used Vehicle Wholesale	96,189	(8.0)%	(8.0)%	104,549	292,204	(0.3)%	2.0%	293,217
Parts and Service	152,684	5.8%	5.7%	144,345	447,504	4.7%	5.2%	427,395
Total Cost of Sales	$2,453,050	3.1%	2.9%	$2,380,433	$6,760,110	(1.5)%	(0.5)%	$6,863,885
Gross Profit	$414,979	3.5%	3.4%	$401,059	$1,190,186	0.5%	1.2%	$1,184,186
SG&A	$313,146	6.6%	6.5%	$293,749	$885,579	2.2%	3.0%	$866,513
Adjusted SG&A (1)	$303,479	3.6%	3.5%	$293,025	$876,814	2.0%	2.8%	$859,391
Depreciation and Amortization Expenses	$14,239	12.6%	12.6%	$12,643	$41,058	10.9%	11.7%	$37,036
Floorplan Interest Expense	$13,246	19.3%	19.3%	$11,100	$37,930	14.0%	14.7%	$33,282
Gross Margin
New Vehicle Retail	5.2%			5.1%	5.2%			5.2%
Total Used Vehicle	5.7%			5.5%	5.8%			6.0%
Parts and Service	53.9%			54.3%	53.9%			54.1%
Total Gross Margin	14.5%			14.4%	15.0%			14.7%
Adjusted Total Gross Margin (1)	14.7%			14.4%
Adjusted Finance, Insurance and Other, Net (1)	$113,389	6.1%	6.0%	$106,914	$313,425	1.0%	1.5%	$310,435
Adjusted Total Revenue (1)	$2,874,579	3.3%	3.2%	$2,781,492	$7,956,846	(1.1)%	(0.1)%	$8,048,071
Adjusted Gross Profit (1)	$421,529	5.1%	5.0%	$401,059	$1,196,736	1.1%	1.8%	$1,184,186
SG&A as a % of Gross Profit	75.5%			73.2%	74.4%			73.2%
Adjusted SG&A as a % of Gross Profit (1)	72.0%			73.1%	73.3%			72.6%
Operating Margin	2.7%			3.0%	3.2%			3.3%
Adjusted Operating Margin(1)	3.6%			3.4%	3.5%			3.6%
Finance and Insurance Revenues per Retail Unit Sold	$1,372	(1.3)%	(1.3)%	$1,390	$1,415	1.4%	2.0%	$1,395
Adjusted Finance and Insurance Revenues per Retail Unit Sold (1)	$1,456	4.7%	4.7%	$1,390	$1,445	3.6%	4.2%	$1,395
(1)See "Non-GAAP Financial Measures" for more details.

The discussion that follows provides explanation for the variances noted above. Each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the three and nine months ended September 30, 2017 and 2016.
Our Same Store operating results as reported on a U.S. GAAP basis for the three months ended September 30, 2017 were negatively impacted by the following non-core items (on a pre-tax basis): $14.7 million in losses associated with catastrophic events, $9.5 million of non-cash impairment charges, $0.8 million of net losses related to real estate and dealership transactions, and $0.7 million associated with a legal settlement. For the nine months ended September 30, 2017, our Same Store operating results were impacted by the following non-core items (on a pre-tax basis): $15.4 million in losses related to catastrophic events, $9.5 million of non-cash impairment charges, $0.8 million of net losses related to real estate and dealership transactions, $0.3 million in acquisition costs, partially offset by $1.1 million gain associated with legal settlements. On a comparable basis, our Same Store operating results as reported on a U.S. GAAP basis for the three months ended September 30, 2016 were negatively impacted by the following non-core items (on a pre-tax basis): $10.8 million of non-cash impairment charges, $0.5 million of losses related to catastrophic events, and $0.3 million of foreign transaction tax. Our Same Store operating results on a U.S. GAAP basis for the nine months ended September 30, 2016 were negatively impacted by the following non-core items (on a pre-tax basis): $12.3 million of non-cash impairment charges, $5.9 million of losses related to catastrophic events, $0.6 million of acquisition costs, and $0.4 million of net loss related to real estate and dealership transactions, and $0.3 million of foreign transaction tax. These non-core items have been excluded from our U.S. GAAP results in the following discussion of "adjusted" results. Please see "Non-GAAP Financial Measures" for further explanation and reconciliation of the Same Store U.S. GAAP and non-GAAP data.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Retail Unit Sales
Same Stores
U.S.	34,917	2.5%		34,080	93,090	(3.7)%		96,676
U.K.	8,573	2.9%		8,331	23,853	3.9%		22,956
Brazil	2,155	0.1%		2,152	5,864	(12.3)%		6,690
Total Same Stores	45,645	2.4%		44,563	122,807	(2.8)%		126,322
Transactions	2,676			1,034	4,680			3,700
Total	48,321	6.0%		45,597	127,487	(1.9)%		130,022
Retail Sales Revenues
Same Stores
U.S.	$1,283,050	3.6%	N/A	$1,238,239	$3,441,300	(1.8)%	N/A	$3,505,583
U.K.	270,750	6.5%	6.2%	254,246	719,059	(3.7)%	4.6%	746,389
Brazil	78,689	9.2%	6.5%	72,086	204,640	2.2%	(7.8)%	200,165
Total Same Stores	1,632,489	4.3%	4.2%	1,564,571	4,364,999	(2.0)%	(1.0)%	4,452,137
Transactions	77,752			23,381	131,223			86,425
Total	$1,710,241	7.7%	7.5%	$1,587,952	$4,496,222	(0.9)%	0.2%	$4,538,562
Gross Profit
Same Stores
U.S.	$65,712	7.2%	N/A	$61,270	$173,908	(0.9)%	N/A	$175,554
U.K.	14,065	1.0%	0.5%	13,919	40,190	(5.9)%	2.2%	42,704
Brazil	4,464	6.7%	4.2%	4,182	11,858	4.1%	(6.2)%	11,394
Total Same Stores	84,241	6.1%	5.9%	79,371	225,956	(1.6)%	(0.6)%	229,652
Transactions	4,091			1,064	6,514			3,658
Total	$88,332	9.8%	9.6%	$80,435	$232,470	(0.4)%	0.8%	$233,310
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,882	4.7%	N/A	$1,798	$1,868	2.9%	N/A	$1,816
U.K.	$1,641	(1.8)%	(2.3)%	$1,671	$1,685	(9.4)%	(1.6)%	$1,860
Brazil	$2,071	6.6%	4.0%	$1,943	$2,022	18.7%	7.0%	$1,703
Total Same Stores	$1,846	3.6%	3.4%	$1,781	$1,840	1.2%	2.2%	$1,818
Transactions	$1,529			$1,029	$1,392			$989
Total	$1,828	3.6%	3.4%	$1,764	$1,823	1.6%	2.8%	$1,794
Gross Margin
Same Stores
U.S.	5.1%			4.9%	5.1%			5.0%
U.K.	5.2%			5.5%	5.6%			5.7%
Brazil	5.7%			5.8%	5.8%			5.7%
Total Same Stores	5.2%			5.1%	5.2%			5.2%
Transactions	5.3%			4.6%	5.0%			4.2%
Total	5.2%			5.1%	5.2%			5.1%

Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	% Increase/(Decrease)	2016	2017	% Increase/(Decrease)	2016
Toyota/Scion/Lexus (1)	12,592	9.0%	11,548	31,787	(0.7)%	32,017
Volkswagen/Audi/Porsche	5,859	14.2%	5,132	15,027	7.8%	13,946
BMW/MINI	5,544	(8.0)%	6,024	16,016	(6.3)%	17,100
Ford/Lincoln	4,776	(3.2)%	4,932	13,813	(4.0)%	14,382
Honda/Acura	4,367	8.9%	4,010	11,768	(0.9)%	11,875
Nissan	3,150	7.4%	2,933	9,183	8.9%	8,433
Chevrolet/GMC/Buick/Cadillac	2,938	(12.1)%	3,342	7,914	(19.7)%	9,859
Chrysler/Dodge/Jeep/RAM	1,878	0.9%	1,861	4,959	(6.3)%	5,294
Hyundai/Kia	1,838	0.8%	1,824	4,907	(7.6)%	5,312
Mercedes-Benz/smart/Sprinter	1,628	(15.9)%	1,935	4,842	(9.4)%	5,346
Other	1,075	5.2%	1,022	2,591	(6.1)%	2,758
Total	45,645	2.4%	44,563	122,807	(2.8)%	126,322
(1) The Scion brand was discontinued by Toyota during the third quarter of 2016.
In total, our Same Store new vehicle retail unit sales increased 2.4% for the three months ended September 30, 2017, as compared to the same period in 2016. The increase was driven by improvements of 2.5%, 2.9%, and 0.1% in the U.S., U.K., and Brazil, respectively. Overall, the U.S. industry sales declined 1.0% for the three months ended September 30, 2017 as compared to the same period a year ago. The increase in our U.S. new vehicle retail unit sales was primarily due to increased sales in Houston and Beaumont in September as a result of replacement demand caused by flooding from Hurricane Harvey which damaged hundreds of thousands of vehicles in the region. For the three months ended September 30, 2017, our unit sales in our hurricane impacted markets of Houston and Beaumont were up 16.4%, collectively, when compared to the same period a year ago. These gains were partially offset by softness in the energy markets of Texas and Oklahoma, as well as an overall decline in new vehicle retail demand in the industry compared to 2016. U.K. industry sales were down 8.9% for the three months ended September 30, 2017, as compared to the same period in 2016. Our Same Store U.K. new vehicle sales outperformed the U.K. auto industry, increasing 2.9% for the three months ended September 30, 2017 as compared to the same period last year. The strong performance in the U.K. is primarily attributable to our brand portfolio and our management team. We experienced a 0.1% increase in our Same Store new vehicle retail unit sales in Brazil, which was weaker than the overall industry, reflecting our intentional efforts to prioritize margins over volume. For the nine months ended September 30, 2017, as compared to the same period in 2016, total Same Store new vehicle retail unit sales decreased 2.8%, primarily driven by decreases of 3.7% in the U.S. and 12.3% in Brazil, partially offset by a 3.9% increase in the U.K. The decline was primarily a result of weaker demand in our energy dependent markets in the U.S. and our focus on margins in Brazil.
Our total Same Store new vehicle retail sales revenue increased 4.3% for the three months ended September 30, 2017, as compared to the same period in 2016, reflecting increases in the U.S., U.K., and Brazil. The 3.6% increase in U.S. Same Store new vehicle revenue was primarily due to the increase in new vehicle retail units of 2.5%, coupled with a 1.1% increase in the average new vehicle retail sales price to $36,746. The increase in U.S. Same Store average new vehicle retail sales price was primarily due to a mix shift in sales from cars to trucks, generally driven by lower gas prices, but bolstered this quarter by the increased demand for trucks in the hurricane impacted markets. For the third quarter of 2017, U.S. Same Store new vehicle retail truck sales represented 60.9% of total Same Store new vehicle retail units sold, as compared to 56.3% for the same period last year. Our U.K. Same Store new vehicle retail revenues increased 6.5% for the three months ended September 30, 2017, as compared to the same period last year, explained by a 3.5% increase in average new vehicle retail sales price and the 2.9% increase in new vehicle retail units sold. Our Brazil Same Store new vehicle retail sales revenue increased 9.2% for the three months ended September 30, 2017 as compared to last year, driven by a 9.0% increase in the average new vehicle retail sales price and the 0.1% increase in new vehicle retail units. For the nine months ended September 30, 2017, total Same Store new vehicle retail sales revenues decreased 2.0% as compared to the same period in 2016, primarily driven by a 1.8% and 3.7% decrease in the U.S. and U.K., respectively, partially offset by a 2.2% increase in Brazil. The decrease in new vehicles sales revenue in the U.S. primarily relates to a decrease of 3.7% in new vehicle retail units. The decline in new vehicles sales revenue in the U.K. primarily relates to a deterioration of 7.3% in the average new vehicle retail sales price, which is more than explained by an unfavorable change in exchange rates between periods as, on a constant currency basis, new vehicle retail revenue per retail unit increased 0.7% when compared to the same period in the previous year. The 2.2% increase in new vehicle sales revenues in the Brazil is more than explained by the change in exchange rates between periods as, on a constant currency basis, new vehicle sales revenues decreased 7.8%. This decrease was driven by a 12.3% reduction in new vehicle retail unit sales, reflecting our decision to focus on improving margins. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Our total Same Store new vehicle gross profit increased 6.1% for the three months ended September 30, 2017, as compared to the same period in 2016, reflecting increases in the U.S., U.K., and Brazil. In the U.S., Same Store new vehicle gross profit increased 7.2%, explained by a 2.5% increase in new vehicle retail units and a 4.7% increase in gross profit PRU to $1,882. The increase in new vehicle gross profit PRU was driven by high demand in our Houston and Beaumont markets, bolstered by increased demand for trucks, as a result of the impact of Hurricane Harvey. For the three months ended September 30, 2017, our Same Store new vehicle gross profit in the U.K. increased 1.0%, as a 2.9% increase in Same Store new vehicle retail units sales was partially offset by a 1.8% decline in Same Store new vehicle gross profit PRU. In Brazil, Same Store new vehicle gross profit increased 6.7% for the three months ended September 30, 2017 as compared to the same period in 2016. The increase in gross profit in Brazil was primarily due to a 6.6% increase in new vehicle gross profit PRU and a 0.1% increase in retail unit sales volume. The increase in new vehicle gross profit PRU was primarily driven by strategic initiatives focused around improving new vehicle gross profit per retail unit sold. Our total Same Store new vehicle gross margin for the three months ended September 30, 2017, as compared to the same period in 2016, increased 10 basis points from 5.1% to 5.2%. For the nine months ended September 30, 2017, as compared to the same period a year ago, total Same Store new vehicle gross profit decreased by 1.6%, driven by a decrease of 0.9% in the U.S., coupled with a 5.9% decrease in the U.K., and partially offset by an increase of 4.1% in Brazil. The decline in the U.S was primarily due to persistent demand weakness in our energy dependent markets. The decrease in the U.K. was more than explained by the change in exchange rates between periods as on a constant currency basis new vehicle gross profit increased 2.2%, primarily due to a 3.9% increase in retail unit sales volume. The increase in Brazil was more than explained by the change in exchange rates between periods as on a constant currency basis, new vehicle gross profit declined 6.2% resulting from the 12.3% decline in new vehicle retail sales volume. For the nine months ended September 30, 2017, our total Same Store new vehicle gross margin remained unchanged at 5.2%, when compared to the same period in 2016.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the three months ended September 30, 2017 and 2016 was $13.6 million and $13.0 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, consolidated manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 88.0% in the first quarter of 2017 to 139.9% in the third quarter of 2015. In the U.S., manufacturers' interest assistance was 110.7% of floorplan interest expense in the third quarter of 2017 as compared to 128.5% in the third quarter of 2016.
We decreased our new vehicle inventory levels by $60.6 million, or 5.2%, from $1,156.4 million as of December 31, 2016 to $1,095.8 million as of September 30, 2017. As compared to September 30, 2016, our inventory levels have decreased by $70.3 million, or 6.0%. These decreases were driven by the U.S., primarily as a result of increased sales activity during September 2017 in our hurricane impacted markets of Houston and Beaumont. Our consolidated days' supply of new vehicle inventory decreased to 44 days as of September 30, 2017, which was down from 62 days as of to December 31, 2016 and down from 59 days as of September 30, 2016.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Retail Unit Sales
Same Stores
U.S.	26,093	(2.6)%		26,800	76,156	(4.3)%		79,587
U.K.	5,094	9.7%		4,643	15,015	9.5%		13,718
Brazil	1,028	11.5%		922	2,925	0.8%		2,901
Total Same Stores	32,215	(0.5)%		32,365	94,096	(2.2)%		96,206
Transactions	2,134			647	3,822			2,548
Total	34,349	4.1%		33,012	97,918	(0.8)%		98,754
Retail Sales Revenues
Same Stores
U.S.	$557,657	(1.9)%	N/A	$568,306	$1,614,613	(4.2)%	N/A	$1,684,837
U.K.	120,723	15.3%	15.6%	104,692	336,591	3.2%	12.4%	326,141
Brazil	22,846	22.1%	19.0%	18,717	64,126	26.2%	13.4%	50,794
Total Same Stores	701,226	1.4%	1.3%	691,715	2,015,330	(2.3)%	(1.1)%	2,061,772
Transactions	41,812			10,905	74,584			44,797
Total	$743,038	5.8%	5.7%	$702,620	$2,089,914	(0.8)%	0.6%	$2,106,569
Gross Profit
Same Stores
U.S.	$37,638	(3.3)%	N/A	$38,909	$112,216	(7.3)%	N/A	$121,040
U.K.	5,970	18.6%	19.0%	5,034	17,047	0.7%	10.1%	16,926
Brazil	1,689	17.9%	14.9%	1,433	4,708	56.0%	43.8%	3,018
Total Same Stores	45,297	(0.2)%	(0.2)%	45,376	133,971	(5.0)%	(4.1)%	140,984
Transactions	1,826			592	3,070			2,449
Total	$47,123	2.5%	2.5%	$45,968	$137,041	(4.5)%	(3.5)%	$143,433
Gross Profit per Unit Sold
Same Stores
U.S.	$1,442	(0.7)%	N/A	$1,452	$1,474	(3.1)%	N/A	$1,521
U.K.	$1,172	8.1%	8.5%	$1,084	$1,135	(8.0)%	0.6%	$1,234
Brazil	$1,643	5.7%	3.1%	$1,554	$1,610	54.8%	42.6%	$1,040
Total Same Stores	$1,406	0.3%	0.2%	$1,402	$1,424	(2.8)%	(2.0)%	$1,465
Transactions	$856			$915	$803			$961
Total	$1,372	(1.4)%	(1.5)%	$1,392	$1,400	(3.6)%	(2.7)%	$1,452
Gross Margin
Same Stores
U.S.	6.7%			6.8%	7.0%			7.2%
U.K.	4.9%			4.8%	5.1%			5.2%
Brazil	7.4%			7.7%	7.3%			5.9%
Total Same Stores	6.5%			6.6%	6.6%			6.8%
Transactions	4.4%			5.4%	4.1%			5.5%
Total	6.3%			6.5%	6.6%			6.8%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Wholesale Unit Sales
Same Stores
U.S.	9,672	(10.7)%		10,832	29,315	(3.2)%		30,271
U.K.	3,795	6.5%		3,563	11,039	2.2%		10,803
Brazil	242	(14.5)%		283	723	14.0%		634
Total Same Stores	13,709	(6.6)%		14,678	41,077	(1.5)%		41,708
Transactions	1,258			349	2,494			1,369
Total	14,967	(0.4)%		15,027	43,571	1.1%		43,077
Wholesale Sales Revenues
Same Stores
U.S.	$62,552	(15.5)%	N/A	$74,020	$199,320	(1.3)%	N/A	$202,003
U.K.	30,565	9.6%	9.8%	27,891	84,564	(5.4)%	3.1%	89,360
Brazil	2,818	247.5%	239.0%	811	8,247	340.8%	301.7%	1,871
Total Same Stores	95,935	(6.6)%	(6.6)%	102,722	292,131	(0.4)%	2.0%	293,234
Transactions	8,892			1,496	16,230			8,855
Total	$104,827	0.6%	0.6%	$104,218	$308,361	2.1%	4.8%	$302,089
Gross Profit
Same Stores
U.S.	$(138)	90.7%	N/A	$(1,477)	$(232)	(8.9)%	N/A	$(213)
U.K.	(332)	18.8%	17.3%	(409)	(494)	(637.0)%	(1,035.6)%	92
Brazil	216	266.1%	258.5%	59	653	373.2%	330.1%	138
Total Same Stores	(254)	86.1%	85.5%	(1,827)	(73)	(529.4)%	(3,053.6)%	17
Transactions	69			(32)	(279)			(479)
Total	$(185)	90.0%	89.3%	$(1,859)	$(352)	23.8%	(381.7)%	$(462)
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$(14)	89.7%	N/A	$(136)	$(8)	(14.3)%	N/A	$(7)

U.K.	$(87)	24.3%	22.3%	$(115)	$(45)	(600.0)%	(1,015.6)%	$9
Brazil	$893	329.3%	319.2%	$208	$903	314.2%	277.1%	$218
Total Same Stores	$(19)	84.7%	84.5%	$(124)	$(2)	—%	(3,099.0)%	$—
Transactions	$55			$(92)	$(112)			$(350)
Total	$(12)	90.3%	89.2%	$(124)	$(8)	27.3%	(376.2)%	$(11)
Gross Margin
Same Stores
U.S.	(0.2)%			(2.0)%	(0.1)%			(0.1)%
U.K.	(1.1)%			(1.5)%	(0.6)%			0.1%
Brazil	7.7%			7.3%	7.9%			7.4%
Total Same Stores	(0.3)%			(1.8)%	—%			—%
Transactions	0.8%			(2.1)%	(1.7)%			(5.4)%
Total	(0.2)%			(1.8)%	(0.1)%			(0.2)%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Used Vehicle Unit Sales
Same Stores
U.S.	35,765	(5.0)%		37,632	105,471	(4.0)%		109,858
U.K.	8,889	8.3%		8,206	26,054	6.3%		24,521
Brazil	1,270	5.4%		1,205	3,648	3.2%		3,535
Total Same Stores	45,924	(2.4)%		47,043	135,173	(2.0)%		137,914
Transactions	3,392			996	6,316			3,917
Total	49,316	2.7%		48,039	141,489	(0.2)%		141,831
Sales Revenues
Same Stores
U.S.	$620,209	(3.4)%	N/A	$642,326	$1,813,933	(3.9)%	N/A	$1,886,840
U.K.	151,288	14.1%	14.4%	132,583	421,155	1.4%	10.4%	415,501
Brazil	25,664	31.4%	28.1%	19,528	72,373	37.4%	23.6%	52,665
Total Same Stores	797,161	0.3%	0.3%	794,437	2,307,461	(2.0)%	(0.7)%	2,355,006
Transactions	50,704			12,401	90,814			53,652
Total	$847,865	5.1%	5.1%	$806,838	$2,398,275	(0.4)%	1.1%	$2,408,658
Gross Profit
Same Stores
U.S.	$37,500	0.2%	N/A	$37,432	$111,984	(7.3)%	N/A	$120,827
U.K.	5,638	21.9%	22.2%	4,625	16,553	(2.7)%	4.4%	17,018
Brazil	1,905	27.7%	24.5%	1,492	5,361	69.9%	56.3%	3,156
Total Same Stores	45,043	3.4%	3.4%	43,549	133,898	(5.0)%	(4.5)%	141,001
Transactions	1,895			560	2,791			1,970
Total	$46,938	6.4%	6.3%	$44,109	$136,689	(4.4)%	(4.7)%	$142,971
Gross Profit per Unit Sold
Same Stores
U.S.	$1,049	5.4%	N/A	$995	$1,062	(3.5)%	N/A	$1,100
U.K.	$634	12.4%	12.8%	$564	$635	(8.5)%	(1.7)%	$694
Brazil	$1,500	21.2%	18.2%	$1,238	$1,470	64.6%	51.5%	$893
Total Same Stores	$981	5.9%	5.9%	$926	$991	(3.0)%	(2.5)%	$1,022
Transactions	$559			$562	$442			$503
Total	$952	3.7%	3.6%	$918	$966	(4.2)%	(4.5)%	$1,008
Gross Margin
Same Stores
U.S.	6.0%			5.8%	6.2%			6.4%
U.K.	3.7%			3.5%	3.9%			4.1%
Brazil	7.4%			7.6%	7.4%			6.0%
Total Same Stores	5.7%			5.5%	5.8%			6.0%
Transactions	3.7%			4.5%	3.1%			3.7%
Total	5.5%			5.5%	5.7%			5.9%

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
Our total Same Store used vehicle retail revenues increased $9.5 million, or 1.4%, for the three months ended September 30, 2017, as compared to the same period in 2016, reflecting a 1.8% increase in average used vehicle retail selling price to $21,767, partially offset by 0.5% decrease in total Same Store used vehicle retail unit sales. The increase in our total Same Store used vehicle retail revenues was primarily driven by increases in the U.K. and Brazil that were partially offset by a decline in the U.S. In the U.K., Same Store used vehicle retail revenues increased by $16.0 million, or 15.3%, for the quarter ended September 30, 2017. The increase in Same Store used vehicle retail revenue was driven by a 9.7% increase in Same Store used vehicle retail unit sales and a 5.1% increase in the Same Store average used vehicle retail sales price. These increases were primarily driven by a strong performance from our operating team, as well as the road tariff that went into effect in April 2017 that lowered associated taxes on used vehicles relative to new vehicles, shifting consumer demand towards used vehicles. In Brazil, for the three months ended September 30, 2017, Same Store used vehicle retail revenues increased 22.1%, reflecting a 9.5% increase in the average used vehicle retail selling price, coupled with 11.5% increase in Same Store used vehicle retail unit sales. These improvements reflect an increased focus by our operations team and enhanced processes that are being implemented. In the U.S., Same Store used vehicle retail revenues decreased $10.6 million, or 1.9%, reflecting a 2.6% decrease in Same Store used vehicle retail unit sales, partially offset by 0.8%, or $167, increase in the average used vehicle retail sales price. The decline in Same Store used vehicle retail unit sales was driven by a 2.8% decline in sales in our energy dependent markets which was partially caused by a lag in vehicle replacement demand in our hurricane impacted markets of Houston and Beaumont. For the nine months ended September 30, 2017, our total Same Store used vehicle retail revenues declined 2.3%, primarily as a result of a 2.2% decrease in used vehicle retail unit sales. The decline in our total Same Store retail sales revenue and Same Store retail unit sales can be more than explained by energy market weakness. On a constant currency basis, our total Same Store used vehicle retail revenues declined 1.1% for the nine months ended September 30, 2017 as compared to the same period last year.
In total, our Same Store used vehicle retail total gross profit for the three months ended September 30, 2017 decreased 0.2%, as compared to the same period in 2016, reflecting a decline in the U.S. that was partially offset by improvements in the U.K. and Brazil. In the U.S., Same Store used vehicle gross profit decreased by 3.3%, driven by a decline in Same Store used vehicle retail unit sales of 2.6%, coupled with the decrease in Same Store used vehicle gross profit PRU of 0.7%, or $10. In the U.K., Same Store used vehicle retail gross profit increased 18.6%. This improvement can be explained by the increase of 8.1% and 9.7% in Same Store gross profit PRU and retail unit sales, respectively, resulting from improving used vehicle industry conditions and a strong performance by our operating teams. In Brazil, the increase of 17.9% in Same Store used vehicle retail gross profit resulted from a 5.7% increase in Same Store used vehicle retail gross profit PRU, coupled with an 11.5% increase in Same Store used vehicle retail unit sales. The improvement in Same Store used vehicle retail gross profit and gross profit PRU in Brazil is primarily a result of the implementation of new and improved sales processes by our local operating team. For the nine months ended September 30, 2017, as compared to the same period in 2016, total Same Store used vehicle retail gross profit decreased 5.0%, as a result of a decrease in Same Store used vehicle retail units and gross profit PRU of 2.2% and 2.8%, respectively.
During the three months ended September 30, 2017, total Same Store used vehicle wholesale revenue decreased 6.6%, as compared to the same period in 2016, driven by a decline in the U.S. and partially offset by increases in the U.K. and Brazil. In the U.S., the 15.5% decrease in Same Store used vehicle wholesale revenue for the three months ended September 30, 2017 was the result of a 10.7% decrease in Same Store wholesale used vehicle unit sales, primarily driven by strategic initiatives to sell more vehicles through retail channels and lower our reliance on the auction markets. In addition, used vehicle wholesale average sales price decreased in the U.S. by 5.4%. In the U.K., Same Store used vehicle wholesale revenue increased 9.6%, which is explained by the 6.5% increase in Same Store wholesale used vehicle units sales coupled with a 2.9% increase in used vehicle wholesale average sales price. In Brazil, Same Store used vehicle wholesale revenue increased primarily as a result of an improvement in Same Store used vehicle wholesale average sales price, partially offset by a decrease in Same Store wholesale used vehicle unit sales. For the nine months ended September 30, 2017, as compared to the same period in 2016, total Same Store used vehicle wholesale revenue was relatively flat as a 1.5% decrease in Same Store used vehicle wholesale unit sales was offset by a 1.2% increase in Same Store average used vehicle wholesale selling price.
Our total Same Store used vehicle wholesale gross profit increased 86.1% from a loss of $1.8 million for the three months ended September 30, 2016 to a loss of $0.3 million for the comparable period in 2017. This improvement was driven by a 84.7%, or $105, increase in our Same Store used vehicle wholesale gross profit per unit from a loss of $124 per unit for the three months ended September 30, 2016 to a loss of $19 per unit for the same period this year, coupled with a decrease in total Same Store used vehicle wholesale units of 6.6%. In the U.S., used vehicle wholesale gross profit increased 90.7% for the three months ended September 30, 2017, primarily as a result of an 89.7% increase in wholesale gross profit per unit to a loss of $14, coupled with a 10.7% decline in used vehicle wholesale units in 2017 as compared to the same period in 2016. The increase in used vehicle wholesale gross profit for the three months ended September 30, 2017, corresponds with a 3.9% increase in the Same Store used vehicle market prices during the third quarter of 2017, as reflected in the Manheim index. In the U.K., the 18.8% increase in Same Store used vehicle wholesale gross profit was driven by the increase of 24.3% in Same Store used vehicle wholesale gross profit per unit to a loss of $87, partially offset by the 6.5% growth in used vehicle wholesale units. In Brazil, the increase in Same Store used vehicle wholesale gross profit was driven by the increase in Same Store used vehicle wholesale gross profit per unit from a profit of $208 to $893. For the nine months ended September 30, 2017, our total Same Store used vehicle wholesale gross profit decreased primarily as a result of a decline in Same Store wholesale unit sales in the U.S., as compared to the same period in 2016.
As of September 30, 2017, we increased our used vehicle inventory levels by $49.5 million, or 16.8%, from December 31, 2016 and by $29.0 million, or 9.2% from September 30, 2016 to $344.3 million, primarily reflecting increased levels in the U.K. as a result of dealership acquisitions and increased trade-in activity resulting from improved new vehicle retail sales. Our consolidated days' supply of used vehicle inventory decreased to 32 days, as of September 30, 2017, as compared to 35 days as of December 31, 2016 and 34 days as of September 30, 2016. In the U.S., days' supply of used vehicle inventory decreased by three days from September 30, 2016 to 30 days as of September 30, 2017.
Parts and Service Data
(dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Parts and Services Revenue
Same Stores
U.S.	$281,735	4.7%	N/A	$269,072	$835,188	4.9%	N/A	$796,455
U.K.	37,360	5.7%	6.0%	35,360	101,479	(3.4)%	5.1%	105,032
Brazil	12,445	11.7%	9.0%	11,138	34,294	18.2%	6.9%	29,006
Total Same Stores	331,540	5.1%	5.0%	315,570	970,961	4.3%	5.0%	930,493
Transactions	11,653			4,106	23,561			19,848
Total	$343,193	7.4%	7.3%	$319,676	$994,522	4.6%	5.4%	$950,341
Gross Profit
Same Stores
U.S.	$151,481	2.9%	N/A	$147,215	$449,262	3.5%	N/A	$433,879
U.K.	21,710	10.3%	10.6%	19,683	58,473	1.0%	9.7%	57,903
Brazil	5,665	30.9%	27.8%	4,327	15,722	38.9%	25.5%	11,316
Total Same Stores	178,856	4.5%	4.4%	171,225	523,457	4.0%	4.8%	503,098
Transactions	6,301			2,189	12,921			10,090
Total	$185,157	6.8%	6.7%	$173,414	$536,378	4.5%	5.4%	$513,188
Gross Margin
Same Stores
U.S.	53.8%			54.7%	53.8%			54.5%
U.K.	58.1%			55.7%	57.6%			55.1%
Brazil	45.5%			38.8%	45.8%			39.0%
Total Same Stores	53.9%			54.3%	53.9%			54.1%
Transactions	54.1%			53.3%	54.8%			50.8%
Total	54.0%			54.2%	53.9%			54.0%
Our total Same Store parts and service revenues increased $16.0 million, or 5.1%, to $331.5 million for the three months ended September 30, 2017, as compared to the same period in 2016, driven by growth in the U.S., U.K. and Brazil. For the three months ended September 30, 2017, our U.S. Same Store parts and service revenue increased 4.7%, or $12.7 million, despite losing over a week of sales in key markets as a result of Hurricanes Harvey and Irma, reflecting a 3.5% increase in customer-pay parts and service revenue, a 8.2% increase in warranty parts and service revenues, a 0.7% increase in collision revenue, and a 6.4% increase in wholesale parts revenues, when compared to the same period in 2016. The growth in our warranty and customer-pay parts and service revenue in the U.S. was supported by the continued progress we are making in adding service technicians and advisors, and expanding shop capacity where applicable. In addition, the increase in warranty parts and service revenue in the U.S. was driven by high volume recall campaigns within our Nissan, Ford, and Lexus brands that initiated during the second quarter of 2017. The increase in collision revenue was primarily attributable to strategic initiatives that continue to enhance our operational processes, the addition of technicians to increase operating capacity and the expansion of direct repair programs with insurance companies. Our collision revenues were negatively impacted as most repairs in our Houston and Beaumont markets were delayed through the month of September due to the lack of rental car availability.
Our U.K. Same Store parts and service revenues increased 5.7%, or $2.0 million, for the three months ended September 30, 2017, as compared to 2016. We realized a 10.6% increase in our Same Store parts and service revenues, reflecting a 3.1% increase in customer-pay parts and service revenue, a 7.0% increase in warranty parts and service revenues, an 8.4% increase in collision revenue, and an 11.1% increase in wholesale parts revenues, when compared to the same period in 2016. We grew our warranty parts and service revenue in the U.K. due to an increase in high volume recalls within our BMW and Audi brands that occurred during the third quarter of 2017, management initiatives designed to enhance processes and increase productivity, and the expansion of our service capacity through an increase in the number of technicians by 5.9%.
Our Same Store parts and service revenues in Brazil increased 11.7%, or $1.3 million, for the three months ended September 30, 2017, compared to the same period 2016. The increase in Brazil Same Store parts and service revenues was driven by an 8.6% increase in customer-pay parts and service revenue, a 28.1% increase in warranty parts and service revenue, and a 15.7% increase in our collision revenue, partially offset by a strategic decision to exit the wholesale parts business in Brazil at the end of 2016.
Our total Same Store parts and service revenue improved $40.5 million, or 4.3%, to $971.0 million for the nine months ended September 30, 2017, as compared to the same period in 2016 primarily reflecting increases in the U.S and Brazil that were partially offset by a decrease in U.K. business. For the nine months ended September 30, 2017, our U.S. same store parts and service revenues improved 4.9% primarily as a result of a 3.8% increase in customer-pay parts and service revenues, a 3.1% increase in wholesale parts revenues, a 10.5% increase in warranty parts and service revenues, and a 3.0% increase in collision revenues. For the nine months ended September 30, 2017, our Brazil Same Store parts and service revenues increased 18.2%, as we experienced improvements in our customer-pay parts and service, warranty parts and service, and collision businesses, when compared to the same period a year ago. Our U.K. same store parts and service revenues decreased 3.4%, which is more than explained by changes in exchange rates between periods. On a constant currency basis, our U.K. parts and service business improved 5.1% over the prior year, reflecting growth in all areas of the business.
Our total Same Store parts and service gross profit for the three months ended September 30, 2017 increased 4.5%, as compared to the same period in 2016. This increase in gross profit was driven by increases of 30.9% in Brazil, 10.3% in the U.K. and 2.9% in the U.S. The increase in Same Store parts and service gross profit in Brazil primarily reflects improvements in our warranty parts and service revenue due to an implementation of new processes and strong performance in our Honda and BMW brands. In the U.K, the increase in Same Store parts and service gross profit was primarily associated with improvements in our wholesale parts revenues driven by a growth of presence for Jaguar and Ford brands. The increases in the U.S. was driven by improvements in our warranty, wholesale parts revenues, and customer-pay parts and service primarily reflecting continued efforts to improve internal processes. For the nine months ended September 30, 2017, our total Same Store gross profit increased 4.0%, as compared to the same period a year ago, primarily driven by increases of 38.9% in Brazil, 3.5% in the U.S. and 1.0% in the U.K. The increases in Brazil, the U.S. and the U.K. were driven by our customer-pay parts and service, warranty parts and service and collision businesses.
For the three months ended September 30, 2017, our total Same Store parts and service gross margin declined 40 basis points compared to the same period in 2016. This result was driven by a 90 basis-point decrease in the U.S., partially offset by 240 and 670 basis-point improvements in the U.K. and Brazil, respectively. The decline in the U.S. primarily reflects a decrease in internal work between the parts and service departments of our dealerships and the new and used vehicle departments, as a result of a decline in total retail vehicle sales volumes for the third quarter of 2017 as compared to the same period in 2016. The increase in the U.K. reflects higher margins in all aspects of the parts and service business as compared to the same period last year. The increase in Same Store parts and service gross margin in Brazil was the result of improved profitability in our customer-pay parts and service and collision businesses. Both the U.K. and Brazil increases reflect the impact of strategic initiatives implemented by our respective operating teams. For the nine months ended September 30, 2017, our total Same Store parts and service gross margin declined 20 basis points compared to the same period in 2016. This decline was driven by our U.S. Same Store parts and service gross margin that declined by 70 basis-points reflecting a decline in the internal work mentioned above.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Retail New and Used Unit Sales
Same Stores
U.S.	61,010	0.2%		60,880	169,246	(4.0)%		176,263
U.K.	13,667	5.3%		12,974	38,868	6.0%		36,674
Brazil	3,183	3.5%		3,074	8,789	(8.4)%		9,591
Total Same Stores	77,860	1.2%		76,928	216,903	(2.5)%		222,528
Transactions	4,810			1,681	8,502			6,248
Total	82,670	5.2%		78,609	225,405	(1.5)%		228,776
Retail Finance Fees
Same Stores
U.S.	$30,942	(0.5)%	N/A	$31,082	$86,095	(5.8)%	N/A	$91,407
U.K.	5,358	11.0%	10.9%	4,829	15,635	7.6%	17.0%	14,524
Brazil	650	50.5%	46.7%	432	1,615	61.0%	46.7%	1,003
Total Same Stores	36,950	1.7%	1.6%	36,343	103,345	(3.4)%	(2.2)%	106,934
Transactions	2,298			420	3,527			1,614
Total	$39,248	6.8%	6.7%	$36,763	$106,872	(1.5)%	(0.2)%	$108,548
Vehicle Service Contract Fees
Same Stores
U.S.	$35,658	(4.4)%	N/A	$37,308	$106,853	—%	N/A	$106,878
U.K.	145	(7.6)%	(7.7)%	157	469	25.4%	35.6%	374
Brazil	—	—%	—%	—	—	—%	—%	—
Total Same Stores	35,803	(4.4)%	(4.4)%	37,465	107,322	0.1%	0.1%	107,252
Transactions	303			477	463			1,247
Total	$36,106	(4.8)%	(4.8)%	$37,942	$107,785	(0.7)%	(0.6)%	$108,499
Insurance and Other
Same Stores
U.S.	$28,595	1.1%	N/A	$28,295	$81,516	(0.1)%	N/A	$81,634
U.K.	3,984	9.2%	9.1%	3,648	10,394	(9.1)%	(1.2)%	11,440
Brazil	1,507	29.6%	26.4%	1,163	4,298	35.4%	22.3%	3,175
Total Same Stores	34,086	3.0%	2.8%	33,106	96,208	—%	0.5%	96,249
Transactions	1,553			899	3,432			3,123
Total	$35,639	4.8%	4.7%	$34,005	$99,640	0.3%	0.9%	$99,372
Total Finance and Insurance Revenues
Same Stores
U.S.	$95,195	(1.5)%	N/A	$96,685	$274,464	(1.9)%	N/A	$279,919
U.K.	9,487	9.9%	9.8%	8,634	26,498	0.6%	9.4%	26,338
Brazil	2,157	35.2%	31.9%	1,595	5,913	41.5%	28.1%	4,178
Total Same Stores	106,839	(0.1)%	(0.1)%	106,914	306,875	(1.1)%	(0.6)%	310,435
Transactions	4,154			1,796	7,422			5,984
Total	$110,993	2.1%	2.0%	$108,710	$314,297	(0.7)%	—%	$316,419

Finance and Insurance Revenues per Retail Unit Sold
Same Stores
U.S.	$1,560	(1.8)%	N/A	$1,588	$1,622	2.1%	N/A	$1,588
U.K.	$694	4.4%	4.2%	$665	$682	(5.0)%	3.2%	$718
Brazil	$678	30.6%	27.4%	$519	$673	54.4%	39.8%	$436
Total Same Stores	$1,372	(1.3)%	(1.3)%	$1,390	$1,415	1.4%	2.0%	$1,395
Transactions	$864			$1,068	$873			$958
Total	$1,343	(2.9)%	(3.0)%	$1,383	$1,394	0.8%	1.5%	$1,383
Adjusted Total Finance and Insurance Revenues (1)
Same Stores
U.S.	$101,745	5.2%	N/A	$96,685	$281,014	0.4%	N/A	$279,919
U.K.	9,487	9.9%	9.8%	8,634	26,498	0.6%	9.4%	26,338
Brazil	2,157	35.2%	31.9%	1,595	5,913	41.5%	28.1%	4,178
Total Same Stores	113,389	6.1%	6.0%	106,914	313,425	1.0%	1.5%	310,435
Transactions	4,154			1,796	7,422			5,984
Total	$117,543	8.1%	8.1%	$108,710	$320,847	1.4%	2.1%	$316,419
Adjusted Finance and Insurance Revenues per Retail Unit Sold (1)
Same Stores
U.S.	$1,668	5.0%	N/A	$1,588	$1,660	4.5%	N/A	$1,588
U.K.	$694	4.4%	4.2%	$665	$682	(5.0)%	3.2%	$718
Brazil	$678	30.6%	27.4%	$519	$673	54.4%	39.8%	$436
Total Same Stores	$1,456	4.7%	4.7%	$1,390	$1,445	3.6%	4.2%	$1,395
Transactions	$864			$1,068	$873			$958
Total	$1,422	2.8%	2.8%	$1,383	$1,423	2.9%	3.6%	$1,383

(1)	See "Non-GAAP Financial Measures" for more details.
Our total Same Store Finance and Insurance revenues remained relatively flat for the three months ended September 30, 2017, as compared to the same period in 2016. After adjusting for $6.6 million in chargeback expense for reserves associated with expected finance and insurance product cancellations on vehicles sold by the Company and damaged by flooding from Hurricane Harvey, our adjusted total Same Store finance and insurance revenues increased $6.5 million, or 6.1%, to $113.4 million for the three months ended September 30, 2017, as all of our segments experienced improvements compared to the same period in 2016. Our adjusted U.S. Same Store finance and insurance revenue improved $5.1 million, or 5.2%, primarily as a result of increases in income per contract and penetration rates for most of our major U.S. product offerings. Additionally, our U.S. Same Store finance and insurance revenue was bolstered by an increase in retail sales volume. In the U.K., our Same Store finance and insurance revenues increased 9.9%, as compared to the same period in 2016, driven by increases in income per contract for most of our product offerings and a 5.3% increase in our retail sales volume, partially offset by declines in our penetration rates and an increase in our overall chargeback experience. Our Brazil Same Store finance and insurance revenue increased $0.6 million, or 35.2%, for the three months ended September 30, 2017. Our total Same Store finance and insurance revenue PRU declined 1.3% for the quarter ended September 30, 2017, to $1,372, as compared to the same period in 2016. Our adjusted total Same Store finance and insurance revenue PRU improved 4.7% for the quarter ended September 30, 2017, to $1,456. This improvement can be explained by increases in PRU for all of our segments compared to the same period in 2016.
For the nine months ended September 30, 2017, our total Same Store finance and insurance revenues decreased $3.6 million, or 1.1%, as compared to the same period a year ago. On an adjusted basis, our total Same Store finance and insurance revenues increased 1.0%, or $3.0 million, for the nine months ended September 30, 2017, as compared to the same period in 2016, driven by improvements in all three of our segments. Our adjusted U.S. Same Store finance and insurance revenues increased $1.1 million, or 0.4%, for the nine months ended September 30, 2017, as compared to the same period in 2016, as declines in retail sales volumes were more than offset by improvements in penetration rates and income per contract in many of our U.S. product offerings. In the U.K., our Same Store finance and insurance revenues increased $0.2 million, or 0.6%, primarily related to a 6.0% increase in total retail sales volume and improvements in income per contract for our retail finance and vehicle service contract fees. On a constant currency basis, our U.K. Same Store finance and revenue increased 9.4% as compared to the same period in 2016. Our Same Store finance and insurance revenues in Brazil increased 41.5%, or $1.7 million, for the nine months ended September 30, 2017, as compared to the same period in 2016. This improvement was related to increases in penetration rates and income per contract for our retail finance fees. For the nine months ended September 30, 2017, our total Same Store finance and insurance revenues PRU increased 1.4% to $1,415, as compared to the same period in 2016. On an adjusted basis, our total Same Store finance and insurance revenues PRU increased 3.6% to $1,445, as compared to the same period in 2016, which is explained by improvements in the U.S. and Brazil of 4.5% and 54.4%, respectively, as compared to the same period in 2016. These increases were partially offset by a 5.0% decline in the U.K. that was driven by the change in exchange rates between periods as, on a constant currency basis, Same Store finance and insurance revenues PRU increased 3.2% when compared to the same period in 2016.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Personnel
Same Stores
U.S.	$159,819	2.8%	N/A	$155,512	$466,274	0.9%	N/A	$462,224
U.K.	24,689	8.9%	9.1%	22,664	67,618	1.5%	10.3%	66,640
Brazil	7,041	10.6%	7.9%	6,366	20,103	28.5%	16.5%	15,650
Total Same Stores	191,549	3.8%	3.7%	184,542	553,995	1.7%	2.5%	544,514
Transactions	8,282			2,928	16,490			13,167
Total	$199,831	6.6%	6.5%	$187,470	$570,485	2.3%	3.2%	$557,681
Advertising
Same Stores
U.S.	$16,886	(3.8)%	N/A	$17,545	$51,355	2.6%	N/A	$50,037
U.K.	1,504	(6.2)%	(5.9)%	1,604	3,979	(6.7)%	1.3%	4,265
Brazil	195	(54.3)%	(55.5)%	427	460	(47.4)%	(52.0)%	874
Total Same Stores	18,585	(5.1)%	(5.1)%	19,576	55,794	1.1%	1.7%	55,176
Transactions	1,058			409	1,778			1,354
Total	$19,643	(1.7)%	(1.7)%	$19,985	$57,572	1.8%	2.5%	$56,530
Rent and Facility Costs
Same Stores
U.S.	$21,018	5.3%	N/A	$19,966	$61,758	0.9%	N/A	$61,216
U.K.	4,149	4.6%	5.1%	3,967	11,320	(1.7)%	6.8%	11,515
Brazil	2,253	12.9%	10.0%	1,996	6,476	21.7%	9.6%	5,323
Total Same Stores	27,420	5.8%	5.6%	25,929	79,554	1.9%	2.4%	78,054
Transactions	1,788			1,213	4,675			5,258
Total	$29,208	7.6%	7.5%	$27,142	$84,229	1.1%	1.7%	$83,312
Other SG&A
Same Stores
U.S.	$61,139	22.0%	N/A	$50,128	$158,161	4.3%	N/A	$151,685
U.K.	11,196	5.6%	6.0%	10,601	30,421	2.3%	11.0%	29,739
Brazil	3,257	9.6%	6.8%	2,973	7,654	4.2%	(5.6)%	7,345
Total Same Stores	75,592	18.7%	18.6%	63,702	196,236	4.0%	4.9%	188,769
Transactions	4,053			707	8,152			5,400
Total	$79,645	23.7%	23.6%	$64,409	$204,388	5.3%	6.5%	$194,169
Total SG&A
Same Stores
U.S.	$258,862	6.5%	N/A	$243,151	$737,548	1.7%	N/A	$725,162
U.K.	41,538	7.0%	7.2%	38,836	113,338	1.1%	9.8%	112,159
Brazil	12,746	8.4%	5.7%	11,762	34,693	18.8%	7.6%	29,192
Total Same Stores	313,146	6.6%	6.5%	293,749	885,579	2.2%	3.0%	866,513
Transactions	15,181			5,257	31,095			25,179
Total	$328,327	9.8%	9.7%	$299,006	$916,674	2.8%	3.7%	$891,692

Total Gross Profit
Same Stores
U.S.	$349,888	2.1%	N/A	$342,602	$1,009,618	(0.1)%	N/A	$1,010,179
U.K.	50,900	8.6%	8.6%	46,861	141,714	(1.6)%	7.1%	143,963
Brazil	14,191	22.4%	19.4%	11,596	38,854	29.3%	17.0%	30,044
Total Same Stores	414,979	3.5%	3.4%	401,059	1,190,186	0.5%	1.2%	1,184,186
Transactions	16,441			5,609	29,648			21,702
Total	$431,420	6.1%	6.0%	$406,668	$1,219,834	1.2%	2.0%	$1,205,888
SG&A as a % of Gross Profit
Same Stores
U.S.	74.0%			71.0%	73.1%			71.8%
U.K.	81.6%			82.9%	80.0%			77.9%
Brazil	89.8%			101.4%	89.3%			97.2%
Total Same Stores	75.5%			73.2%	74.4%			73.2%
Transactions	92.3%			93.7%	104.9%			116.0%
Total	76.1%			73.5%	75.1%			73.9%
Adjusted Total SG&A (1)
Same Stores
U.S.	$249,195	2.7%	N/A	$242,701	$729,071	1.4%	N/A	$718,875
U.K.	41,538	7.0%	7.2%	38,836	113,050	1.3%	10.1%	111,598
Brazil	12,746	11.0%	8.2%	11,488	34,693	20.0%	8.6%	28,918
Total Same Stores	303,479	3.6%	3.5%	293,025	876,814	2.0%	2.8%	859,391
Transactions	15,181			6,433	31,095			20,618
Total	$318,660	6.4%	6.4%	$299,458	$907,909	3.2%	3.4%	$880,009
Adjusted SG&A as a % of Gross Profit (1)
Same Stores
U.S.	69.9%			70.8%	71.7%			71.2%
U.K.	81.6%			82.9%	79.8%			77.5%
Brazil	89.8%			99.1%	89.3%			96.3%
Total Same Stores	72.0%			73.1%	73.3%			72.6%
Transactions	92.3%			114.7%	104.9%			95.0%
Total	72.8%			73.6%	74.0%			73.5%

Employees	14,200			13,300	14,200			13,300
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
Our total Same Store SG&A increased 6.6% for the three months ended September 30, 2017, as compared to the same period in 2016, explained by increases of 8.4%, 7.0%, and 6.5% in Brazil, the U.K. and the U.S., respectively, as well as the mix effect from our growth in the U.K. operations that inherently have a higher cost structure. After adjusting for non-core Same Store other SG&A charges of $8.1 million related to catastrophic events, $0.8 million in losses on real estate and dealership transactions and $0.7 million associated with a legal settlement, our adjusted total Same Store SG&A increased 3.6% for the three months ended September 30, 2017, as compared to the same period in 2016. On a comparable basis, adjusted total Same Store SG&A for three months ended September 30, 2016 excluded non-core Same Store other SG&A items of $0.5 million in deductible charges related to catastrophic events and $0.3 million in foreign transaction tax. Our total Same Store SG&A increased 2.2% for the nine months ended September 30, 2017, as compared to the same period in 2016, as a result of increases of 18.8%, 1.7%, and 1.1% in Brazil, the U.S. and the U.K., respectively. After adjusting for non-core Same Store other SG&A items, including a pre-tax gain of $1.1 million related to legal settlements, $8.8 million in charges related to catastrophic events, $0.8 million in losses on real estate and dealership transactions, and $0.3 million of costs related to dealership acquisitions, our adjusted total Same Store SG&A increased 2.0% for the nine months ended September 30, 2017, as compared to the same period in 2016. On a comparable basis, adjusted total Same Store SG&A for nine months ended September 30, 2016 excluded non-core Same Store other SG&A items of $5.9 million in deductible charges related to catastrophic events, $0.6 million in costs related to dealership acquisitions, $0.4 million of losses related to real estate and dealership transactions, and $0.3 million in foreign transaction tax.
Our total Same Store personnel costs increased 3.8% for the three months ended September 30, 2017, to $191.5 million, as compared to the same period in 2016, explained by increases of 2.8%, 8.9%, and 10.6% in the U.S., U.K., and Brazil, respectively. The increase in Same Store personnel costs in the U.S. was primarily explained by an increase in variable commission payments, largely driven by the improved retail new vehicle sales and profitability performance in our Houston and Beaumont markets, as a result of flooding from Hurricane Harvey in September 2017, as well as the impact of non-core charges for disaster pay for our employees who were Hurricane Harvey and Irma victims. The increases in the U.K. and Brazil primarily relate to variable costs associated with an overall improvement in profitability in the region. For the nine months ended September 30, 2017, as compared to the same period in 2016, our total Same Store personnel costs increased 1.7%, more than explained by increases of 0.9%, 28.5%, and 1.5% in the U.S., Brazil, and the U.K., respectively. The increase in Brazil was primarily explained by an increase in variable commission payments as a result of a 10.9% overall increase in revenues.
For the three months ended September 30, 2017, our consolidated Same Store advertising costs decreased 5.1% to $18.6 million, explained by decreases of 3.8%, 54.3%, and 6.2% in the U.S., Brazil, and the U.K., respectively. The decrease in the U.S., for the three months ended September 30, 2017, was the result of initiatives to control costs in response to the overall decline in sales in the retail automotive industry. The decrease in Brazil, for the three months ended September 30, 2017, can be explained by management's cost rationalization efforts through most of 2017. The decrease in the U.K, for the three months ended September 30, 2017, was the result of ongoing initiatives to control costs in response to the decline in the general economy, as well as the retail automotive industry. For the nine months ended September 30, 2017, as compared to the same period in 2016, our consolidated Same Store advertising costs increased 1.1%, to $55.8 million, primarily explained by a 2.6% increase in the U.S., partially offset by decreases of 47.4% and 6.7% in Brazil and the U.K., respectively. The decrease in Brazil was a result of our ongoing efforts to reduce costs and increase margins. The decrease in the U.K. for the nine months ended September 30, 2017 was more than explained by the change in exchange rates, as on a constant currency basis, Same Store advertising costs increased 1.3%.
Our consolidated Same Store rent and facility costs increased 5.8% to $27.4 million for the three months ended September 30, 2017, as compared to the same period a year ago, explained by increases of 5.3%, 12.9%, and 4.6% in the U.S., Brazil, and the U.K., respectively. The increase in the U.S. is more than explained by non-core charges for building and property damage as a result of Hurricanes Harvey and Irma. We continue to execute on our strategy to own more real estate, thereby reducing rent costs, and on initiatives to control costs. The increase in Brazil resulted from additional rent expense incurred as a result of annual increases in rental rates during 2017. The increase in the U.K. was more than explained by an increase in property taxes, as well as rent expense, associated with new facilities. For the nine months ended September 30, 2017, our consolidated Same Store rent and facility costs increased 5.8% to $27.4 million, as compared to the same period a year ago, more than explained by increases of 21.7% and 0.9%, in Brazil and the U.S., respectively, partially offset by a decrease of 1.7% in the U.K. The increase in Brazil resulted from additional rent expense incurred as a result of annual increases in rental rates during 2017. The decrease in the U.K. for the nine months ended September 30, 2017 was more than explained by the change in exchange rates, as on a constant currency basis, Same Store rent and facility costs increased 6.8%, reflecting increases in property taxes and rent expense for new facilities.
For the three months ended September 30, 2017, our total Same Store other SG&A increased 18.7% to $75.6 million as compared to the same period in 2016, resulting from increases of 22.0%, 5.6%, and 9.6% in the U.S., U.K., and Brazil, respectively. The 22.0% increase in the U.S. can be partially attributed to the non-core charges for vehicle damage as a result of Hurricane Harvey. The increases in the U.K. and Brazil were also primarily explained by increases in expenses that generally correlate to the overall growth of gross profit that increased 8.6% and 22.4%, respectively. For the nine months ended September 30, 2017, as compared to 2016, our total Same Store other SG&A increased 4.0% to $196.2 million, reflecting increases of 4.3%, 2.3%, and 4.2% in the U.S., U.K., and Brazil, respectively.
Our total Same Store SG&A as a percentage of gross profit for the three months ended September 30, 2017, as compared to 2016, increased 230 basis points to 75.5%, primarily driven by a 300 basis point increase in the U.S., partially offset by improvements of 1,160 and 130 basis points in Brazil and the U.K., respectively. The increase in the U.S. can be more than explained by the non-core charges related to catastrophic events mentioned above. The improvements in Brazil and the U.K. were attributable to the growth in Same Store gross profit, as well as the cost rationalization efforts discussed above. For the nine months ended September 30, 2017, as compared to the same period in 2016, our total Same Store SG&A as a percentage of gross profit increased 120 basis points to 74.4%, more than explained by a 210 and 130 basis point increases in the U.K. and U.S., respectively. Offsetting these increases, our Same Store SG&A as a percentage of gross profit in Brazil improved 790 basis points to 89.3% for the nine months ended September 30, 2017 compared to a year ago, primarily reflecting continued leverage of our cost structure realized with a growth in gross profit. On an adjusted basis, total Same Store SG&A as a percentage of gross profit improved 110 basis points to 72.0% for the three months ended September 30, 2017, as compared to 2016, driven by improvements of 930, 130, and 90 basis points in Brazil, the U.K. and U.S., respectively. For the nine months ended September 30, 2017, as compared to the same period in 2016, our adjusted total Same Store SG&A as a percentage of gross profit increased 70 basis points to 73.3%, driven by 230 and 50 basis point increases in the U.K. and U.S. Same Store SG&A as a percentage of gross profit, respectively, partially offset by a 700 basis point improvement in Brazil.
Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Same Stores
U.S.	$12,060	11.2%	N/A	$10,843	$35,140	11.4%	N/A	$31,552
U.K.	1,813	17.1%	17.4%	1,548	4,888	5.5%	14.8%	4,632
Brazil	366	45.2%	42.0%	252	1,030	20.9%	8.5%	852
Total Same Stores	14,239	12.6%	12.6%	12,643	41,058	10.9%	11.7%	37,036
Transactions	820			248	1,700			1,031
Total	$15,059	16.8%	16.8%	$12,891	$42,758	12.3%	13.3%	$38,067
Our total Same Store depreciation and amortization expense increased 12.6% and 10.9% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Same Stores
U.S.	$11,879	19.9%	N/A	$9,911	$34,767	15.2%	N/A	$30,173
U.K.	1,227	15.4%	15.6%	1,063	2,988	2.2%	10.5%	2,925
Brazil	140	11.1%	8.9%	126	175	(4.9)%	(4.7)%	184
Total Same Stores	13,246	19.3%	19.3%	11,100	37,930	14.0%	14.7%	33,282
Transactions	245			35	729			455
Total	$13,491	21.2%	21.2%	$11,135	$38,659	14.6%	15.4%	$33,737
Total manufacturer’s assistance	$13,561	4.5%	4.5%	$12,979	$35,745	(2.9)%	(2.7)%	$36,818
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month LIBOR (or Prime rate in some cases) plus a spread in the U.S. and U.K. and a benchmark rate plus a spread in Brazil.
To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of September 30, 2017, we had interest rate swaps with an aggregate notional amount of $823.9 million in effect that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.5%. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.

Our total Same Store floorplan interest expense increased 19.3% and 14.0% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. These increases were primarily driven by the increases in our Same Store floorplan interest expense in the U.S. of 19.9% and 15.2% for the three and nine months ended September 30, 2017, respectively, which are more than explained by the increases in LIBOR interest rates since the fourth quarter of 2016. These increases were partially offset by declines in our U.S. weighted average borrowings compared to the same periods a year ago. In the U.K., our Same Store floorplan interest expense increased 15.4% and 2.2%, respectively, for the three and nine months ended September 30, 2017, more than explained by increases in our weighted average borrowings, partially offset by decreases in our weighted average interest rates.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit and our other long-term debt, partially offset by interest income. For the three months ended September 30, 2017, other interest expenses net increased $0.8 million, or 4.6%, to $17.9 million, as compared to the same period in 2016. This increase was primarily attributable to an increase in the weighted average interest rates associated with real estate and other long-term debt. For the nine months ended September 30, 2017, other interest expense, net increased $1.5 million, or 2.9%, to $52.2 million, as compared to the same period in 2016.
Provision for Income Taxes
Our provision for income taxes decreased $3.1 million to $17.3 million for the three months ended September 30, 2017, as compared to the same period in 2016 and $5.5 million to $57.1 million for the nine months ended September 30, 2017, as compared to the same period in 2016. These decreases were primarily due to the decline of pretax book income in 2017. For the three months ended September 30, 2017, our effective tax rate increased to 36.6% from 36.5% as compared to the same period in 2016. For the nine months ended September 30, 2017, our effective tax rate increased to 35.7% from 35.0% from the same period in 2016. These increases were primarily due to the mix effect resulting from taxes provided for in foreign jurisdictions, changes to valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil, and unrecognized tax benefits with respect to uncertain tax positions. The impact of these items was partially offset by excess tax deductions for restricted stock resulting from the adoption of ASU 2016-09 during the nine months ended September 30, 2017.
After adjusting for the impact of unrecognized tax benefits with respect to uncertain tax positions, our adjusted effective tax rate decreased to 36.0% from 36.5% for the three months ended September 30, 2017, as compared to the same period in 2016. For the nine months ended September 30, 2017, our adjusted effective tax rate decreased to 35.5% from 35.8% for the same period in 2016. These decreases were primarily due to the aforementioned items related to the tax rates and the mix effect of the growth in the U.K., which has a lower statutory rate than the U.S. and Brazil, relative to the rest of the company.
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
Cash on Hand. As of September 30, 2017, our total cash on hand was $66.9 million. The balance of cash on hand excludes $68.2 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility (defined below) as of September 30, 2017. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
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

	Nine Months Ended September 30,
GAAP Basis	2017	2016
	(In thousands)
Net cash provided by operating activities	$309,867	$386,612
Net cash used in investing activities	(246,733)	(157,023)
Net cash used in financing activities	(18,110)	(222,053)
Effect of exchange rate changes on cash	867	2,345
Net increase in cash and cash equivalents	$45,891	$9,881

	Nine Months Ended September 30,
Adjusted, Non-GAAP Basis	2017	2016
	(In thousands)
Adjusted net cash provided by operating activities	$231,582	$237,793
Adjusted net cash used in investing activities	(232,000)	(167,468)
Adjusted net cash provided by (used in) financing activities	45,442	(62,789)
Effect of exchange rate changes on cash	867	2,345
Net increase in cash and cash equivalents	$45,891	$9,881
Sources and Uses of Liquidity from Operating Activities
For the nine months ended September 30, 2017, we generated $309.9 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $231.6 million in net cash flow from operating activities, primarily consisting of $103.0 million in net income, as well as non-cash adjustments related to depreciation and amortization of $42.8 million, stock-based compensation of $14.6 million, deferred income taxes of $16.1 million, asset impairments of $9.5 million, and a $44.2 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $68.5 million from decreases in inventory levels and $85.2 million from increases in accounts payable and accrued expenses. These cash inflows were partially offset by adjusted cash outflows of $8.9 million from the net increase in accounts and notes receivable, $83.4 million from the net decrease in floorplan borrowings, $15.3 million from increases in vehicle receivables and contracts-in-transit, and $2.3 million from the net increase in prepaid expenses and other assets.
For the nine months ended September 30, 2016, we generated $386.6 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $237.8 million in net cash flow from operating activities, primarily consisting of $116.2 million in net income, as well as non-cash adjustments related to depreciation and amortization of $38.1 million, stock-based compensation of $14.9 million, deferred income taxes of $14.3 million, asset impairments of $12.8 million, and a $39.4 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $0.4 million from the net decrease in accounts and notes receivable, $78.9 million from increases in accounts payable and accrued expenses, $49.6 million from decreases of vehicle receivables and contracts-in-transit, $60.8 million from decreases in inventory levels and $18.0 million from the net decrease in prepaid expenses and other assets. These cash inflows were partially offset by adjusted cash outflows of $167.9 million from the net decrease in floorplan borrowings.
Working Capital. At September 30, 2017, we had $96.4 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the nine months ended September 30, 2017, we used $246.7 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $232.0 million in net cash flow for investing activities, primarily consisting of $94.3 million of cash flows for dealership acquisition activity and $144.3 million for purchases of property and equipment and to construct new and improve existing facilities. Within this total of property and equipment purchases, $71.0 million was used for capital expenditures, $67.8 million was used for the purchase of real estate associated with existing dealership operations and $5.5 million represents the net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $5.1 million related to dispositions of franchises and fixed assets and $1.5 million of other items.
During the nine months ended September 30, 2016, we used $157.0 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $167.5 million in net cash flow for investing activities, primarily consisting of $57.3 million of cash flows for dealership acquisition activity and $125.7 million for purchases of property and equipment and to construct new and improve existing facilities, which consisted of $78.9 million for capital expenditures, $34.0 million for the purchase of real estate associated with existing dealership operations and a $12.8 million net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $12.6 million related to dispositions of franchises and fixed assets and $2.9 million of other items.

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
Sources and Uses of Liquidity from Financing Activities
For the nine months ended September 30, 2017, we used $18.1 million in net cash flow from financing activities. On an adjusted basis for the same period, we generated $45.4 million in net cash flow from financing activities, primarily related to cash inflows of $16.9 million in net borrowings on our Floorplan lines (representing the net cash activity in our floorplan offset accounts), $32.5 million of net borrowings on our Acquisition Line, $17.8 million of net borrowings of real estate debt, and $29.4 million of net borrowings of other debt. These inflows were partially offset by cash outflows of $40.1 million to repurchase our Company's common stock and $15.2 million for dividend payments.
For the nine months ended September 30, 2016, we used $222.1 million in net cash for financing activities. On an adjusted basis for the same period, we used $62.8 million in net cash for financing activities, primarily related to cash outflows of $127.6 million to repurchase our Company's common stock and $15.1 million for dividend payments. These cash outflows were partially offset by cash inflows of $50.4 million in net borrowings on our Floorplan Line (representing the net cash activity in our floorplan offset accounts), $23.8 million in net borrowings of real estate debt, and $7.8 million of net borrowings of other debt.

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
After considering the outstanding balance of $1,017.2 million at September 30, 2017, we had $422.8 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $422.8 million available borrowings under the Floorplan Line was $46.2 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 2.5% as of September 30, 2017, excluding the impact of our interest rate derivative instruments. With regards to the Acquisition Line, there were $33.5 million borrowings outstanding as of September 30, 2017. After considering $29.3 million of outstanding letters of credit and other factors included in our available borrowing base calculation, there was $297.1 million of available borrowing capacity under the Acquisition Line as of September 30, 2017. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of our U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. Our obligations under the Revolving Credit Facility are secured by essentially all of our U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $208.5 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on April 1, 2014 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock after June 2, 2014 and ending on the date of determination less (c) cash dividends and share repurchases after June 2, 2014 (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per our consolidated financial statements, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of September 30, 2017, the Credit Facility Restricted Payment Basket totaled $134.4 million.
As of September 30, 2017, we were in compliance with all our financial covenants, including:

	As of September 30, 2017
	Required	Actual
Total Adjusted Leverage Ratio	< 5.50	3.72
Fixed Charge Coverage Ratio	> 1.20	2.43
Based upon our current five-year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Ford Motor Credit Company Facility. Our floorplan financing arrangement ("FMCC Facility") with Ford Motor Credit Company ("FMCC") provides for the financing of, and is collateralized by, our U.S. Ford new vehicle inventory, including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days' notice by either party. As of September 30, 2017, we had an outstanding balance of $131.7 million under the FMCC Facility with an available floorplan borrowing capacity of $168.3 million. Included in the $168.3 million available borrowings under the FMCC Facility was $22.0 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.75% before considering the applicable incentives as of September 30, 2017.
The following table summarizes the position of our U.S. credit facilities as of September 30, 2017.

	As of September 30, 2017
U.S. Credit Facilities	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,440,000	$1,017,215	$422,785
Acquisition Line (2)	360,000	62,861	297,139
Total Revolving Credit Facility	1,800,000	1,080,076	719,924
FMCC Facility (3)	300,000	131,732	168,268
Total U.S. Credit Facilities (4)	$2,100,000	$1,211,808	$888,192

(1)	The available balance at September 30, 2017 includes $46.2 million of immediately available funds.

(2)
The outstanding balance of $62.9 million is related to outstanding letters of credit of $29.3 million and $33.5 million in borrowings as of September 30, 2017. The borrowings outstanding under the Acquisition Line represent 25.0 million British pound sterling translated at the spot rate on the day borrowed, solely for the purpose of calculating the Outstanding and Available borrowings under the Acquisition Line. The available borrowings may be limited from time to time, based on certain debt covenants.

(3)	The available balance at September 30, 2017 includes $22.0 million of immediately available funds.

(4)
The outstanding balance excludes $260.0 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Other Inventory Credit Facilities. We have credit facilities with BMW Financial Services NA, LLC ("BMWFS"), Volkswagen Finance, Toyota Motor Credit Corporation, FMCC and a third-party financial institution for the financing of new, used and rental vehicle inventories related to our U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. The annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 30 days, range from 1.25% to 3.95%. As of September 30, 2017, borrowings outstanding under these facilities totaled $123.1 million.
We have credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to our Brazilian operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of September 30, 2017, the annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, range from 12.67% to 18.86%. As of September 30, 2017, borrowings outstanding under these facilities totaled $22.5 million.
Other Inventory Financing Arrangements. Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. As of September 30, 2017, the interest rate charged on borrowings related to our rental vehicle fleet varies up to 5.75%. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time. As of September 30, 2017, borrowings outstanding under these facilities totaled $114.3 million.
5.00% Senior Notes. On June 2, 2014, we issued $350.0 million aggregate principal amount of our 5.00% senior notes due June 1, 2022 ("5.00% Notes"). Subsequently, on September 9, 2014, we issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. On or after June 1, 2017, we may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.00% Notes if we sell certain assets or trigger the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt. The 5.00% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.00% Notes is the same as under the Credit Facility Restricted Payment Basket. The 5.00% Notes were registered with the Securities and Exchange Commission in June 2015. The 5.00% Notes are presented net of unamortized underwriters' fees, discount and debt issuance costs, which are being amortized over a period of eight years in conjunction with the term of the 5.00% Notes, of $8.3 million as of September 30, 2017.
5.25% Senior Notes. On December 8, 2015, we issued $300.0 million aggregate principal amount of our 5.25% senior notes due to mature on December 15, 2023 ("5.25% Notes") in a private placement exempt from the registration requirements of the SEC. The 5.25% Notes and the related guarantees have not been, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction. The 5.25% Notes pay interest semiannually, in arrears, in cash on each June 15 and December 15, beginning June 15, 2016. Using proceeds of certain equity offerings, we may redeem up to 35.0% of the 5.25% Notes prior to December 15, 2018, subject to certain conditions, at a redemption price equal to 105.25% of principal amount of the 5.25% Notes plus accrued and unpaid interest. Otherwise, we may redeem some or all of the 5.25% Notes prior to December 15, 2018 at a redemption price equal to 100% of the principal amount of the 5.25% Notes redeemed, plus an applicable make-whole premium, plus accrued and unpaid interest. On or after December 15, 2018, we may redeem some or all of the 5.25% Notes at specified prices, plus accrued and unpaid interest. We may be required to purchase the 5.25% Notes if we sell certain assets or trigger the change in control provisions defined in the 5.25% Notes indenture. The 5.25% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt. The 5.25% Notes are guaranteed by substantially all of our U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of our U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.25% Notes are structurally subordinated to the liabilities of our non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.25% Notes is the same as under the Credit Facility Restricted Payment Basket. The 5.25% Notes are presented net of unamortized underwriters' fees and debt issuance costs, which are being amortized over a period of eight years in conjunction with the term of the 5.25% Notes, of $4.0 million as of September 30, 2017.
Real Estate Related and Other Long-Term Debt. We have entered into separate term mortgage loans in the U.S. with three of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation, BMWFS and FMCC, as well as several third-party financial institutions. These mortgage loans may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by us. Each mortgage loan was made in connection with, and is secured by mortgage liens on, the real property owned by us that is mortgaged under the loans. These mortgage loans bear interest at fixed rates between 3.00%

and 4.69%, and at variable indexed rates plus a spread between 1.50% and 2.50% per annum and mature between November 2017 and December 2024. As of September 30, 2017, the aggregate outstanding balance under these mortgage loans was $318.5 million, with $29.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. These mortgage loans are presented net of unamortized underwriters' fees, discount and debt issuance costs, which are being amortized over the terms of the mortgage loans, of $0.6 million as of September 30, 2017.
Additionally, we have entered into 16 separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by our U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are denominated in British pound sterling and are being repaid in monthly installments that will mature by September 2034. As of September 30, 2017, borrowings under the U.K. Notes totaled $80.4 million, with $7.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
In addition to the real estate related and other long-term debt, we have two short-term revolving working capital loan agreements and an unsecured loan agreement with third-party financial institutions in the U.K. and U.S., respectively. As of September 30, 2017, short-term borrowings under the U.K. and U.S. third-party loans totaled $13.2 million and $25.1 million, respectively, and are included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets.
We have also entered into a separate term mortgage loan in Brazil with a third-party financial institution to finance the purchase and construction of dealership properties (the "Brazil Note"). The Brazil Note is denominated in Brazilian real and is secured by one of our Brazilian properties as purchased and/or constructed, as well as a guarantee from us. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of September 30, 2017, borrowings under the Brazil Note totaled $3.6 million, with $0.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
We also have a working capital loan agreement with a third-party financial institution in Brazil. The principal balance on this loan is due by February 2020 with interest only payments being made quarterly until the due date. As of September 30, 2017, borrowings under the Brazilian third-party loan totaled $7.0 million classified as long-term debt in the accompanying Consolidated Balance Sheets.
Stock Issuances. No shares of our common stock were issued during the three months ended September 30, 2017 or September 30, 2016.
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
During the three months ended September 30, 2017, we repurchased 20,000 shares at an average price of $53.46 per share, for a total of $1.1 million. In May 2017, our Board of Directors approved a new authorization of $75.0 million for the purchase of our common shares, replacing the prior $150.0 million authorization. As of September 30, 2017, we have $49.6 million of repurchase authorization remaining. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility, certain mortgage loans, 5.00% Notes and 5.25% Notes in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock. As of September 30, 2017, the restricted payment baskets limit us to $134.4 million in restricted payments. Generally, these restricted payment baskets will increase in future periods by 50.0% of our future cumulative net income, adjusted to exclude our foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases. For the nine months ended September 30, 2017, we paid dividends of $14.7 million to common stock shareholders and $0.5 million to unvested restricted stock award holders.
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

The following tables reconcile certain reported non-GAAP measures to the most comparable U.S. GAAP measure from our Statements of Operations by segment and on a consolidated basis (dollars in thousands, except per share amounts). Only adjusted amounts are reconciled below:

	U.S. Adjustments for
	Three Months Ended September 30, 2017
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Legal settlements	Non-cash asset impairment	Allowance for uncertain tax positions	Non-GAAP Adjusted
Finance, insurance and other revenues, net	$96,383	$6,550	$—	$—	$—	$—	$102,933
Selling, general and administrative expenses	261,787	(8,149)	(798)	(720)	—	—	252,120
Asset impairments	9,526	—	—	—	(9,526)	—	—
Income from operations	69,874	14,699	798	720	9,526	—	95,617
Income before income taxes	41,133	14,699	798	720	9,526	—	66,876
Benefit (provision) for income taxes	(16,258)	(5,677)	(301)	(270)	(3,579)	834	(25,251)
Net income	$24,875	$9,022	$497	$450	$5,947	$834	$41,625

SG&A as % Gross Profit:	74.0						70.0
Operating Margin %:	3.0						4.1
Pretax Margin %:	1.8						2.9

Same Store Finance, insurance and other revenues, net	$95,195	$6,550	$—	$—	$—	$—	$101,745
Same Store SG&A	258,862	(8,149)	(798)	(720)	—	—	249,195
Same Store SG&A as % Gross Profit:	74.0						69.9

Same Store income from operations	$69,440	$14,699	$798	$720	$9,526	$—	$95,183
Same Store Operating Margin %:	3.0						4.2

	Consolidated Adjustments for
	Three Months Ended September 30, 2017
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Legal settlements	Non-cash asset impairment	Allowance for uncertain tax positions	Non-GAAP Adjusted
Finance, insurance and other revenues, net	$110,993	$6,550	$—	$—	$—	$—	$117,543
Selling, general and administrative expenses	328,327	(8,149)	(798)	(720)	—	—	318,660
Asset impairments	9,526	—	—	—	(9,526)	—	—
Income from operations	78,508	14,699	798	720	9,526	—	104,251
Income before income taxes	47,143	14,699	798	720	9,526	—	72,886
Benefit (provision) for income taxes	(17,262)	(5,677)	(301)	(270)	(3,579)	834	(26,255)
Net income	$29,881	$9,022	$497	$450	$5,947	$834	$46,631
Less: Adjusted earnings allocated to participating securities	1,023	311	17	16	206	30	1,603
Adjusted net income available to diluted common shares	$28,858	$8,711	$480	$434	$5,741	$804	$45,028

Diluted income per common share	$1.43	$0.44	$0.02	$0.02	$0.28	$0.04	$2.23

Effective tax rate %	36.6						36.0

SG&A as % Gross Profit:	76.1						72.8
Operating Margin %:	2.6						3.5
Pretax Margin %:	1.6						2.4

Same Store Finance, insurance and other revenues, net	$106,839	$6,550	$—	$—	$—	$—	$113,389
Same Store SG&A	313,146	(8,149)	(798)	(720)	—	—	303,479
Same Store SG&A as % Gross Profit:	75.5						72.0

Same Store income from operations	$78,068	$14,699	$798	$720	$9,526	$—	$103,811
Same Store Operating Margin %:	2.7						3.6

	U.S. Adjustments for
	Nine Months Ended September 30, 2017
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Legal settlements (1)	Non-cash asset impairment	Allowance for uncertain tax positions	Non-GAAP Adjusted
Finance, insurance and other revenues, net	$276,754	$6,550	$—	$—	$—	$—	$283,304
Selling, general and administrative expenses	741,904	(8,792)	(798)	1,113	—	—	733,427
Asset impairments	9,526	—	—	—	(9,526)	—	—
Income (loss) from operations	227,333	15,341	798	(1,113)	9,526	—	251,885
Income (loss) before income taxes	142,808	15,341	798	(1,113)	9,526	—	167,360
Benefit (provision) for income taxes	(54,301)	(5,926)	(301)	426	(3,579)	834	(62,847)
Net income (loss)	$88,507	$9,415	$497	$(687)	$5,947	$834	$104,513

SG&A as % Gross Profit:	73.1						71.8
Operating Margin %:	3.6						3.9
Pretax Margin %:	2.2						2.6

Same Store Finance, insurance and other revenues, net	$274,464	$6,550	$—	$—	$—	$—	$281,014
Same Store SG&A	737,548	(8,792)	(798)	1,113	—	—	729,071
Same Store SG&A as % Gross Profit:	73.1						71.7

Same Store income (loss) from operations	$227,404	$15,341	$798	$(1,113)	$9,526	$—	$251,956
Same Store Operating Margin %:	3.6						4.0

		U.K. Adjustments for
	Nine Months Ended September 30, 2017
	U.S. GAAP	Acquisition costs	Non-GAAP Adjusted
Selling, general and administrative expenses	$137,475	$(288)	$137,187
Income from operations	21,554	288	21,842
Income before income taxes	15,745	288	16,033
Provision for income taxes	(2,781)	—	(2,781)
Net income	$12,964	$288	$13,252

SG&A as % Gross Profit:	83.4		83.2
Operating Margin %:	1.5		1.5
Pretax Margin %:	1.1		1.1

Same Store SG&A	$113,338	$(288)	$113,050
Same Store SG&A as % Gross Profit:	80.0		79.8

Same Store income from operations	$23,488	$288	$23,776
Same Store Operating Margin %:	1.9		1.9

	Consolidated Adjustments for
	Nine Months Ended September 30, 2017
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Acquisition costs	Legal settlements (1)	Non-cash asset impairment	Allowance for uncertain tax positions	Non-GAAP Adjusted
Finance, insurance and other revenues, net	$314,297	$6,550	$—	$—	$—	$—	$—	$320,847
Selling, general and administrative expenses	916,674	(8,792)	(798)	(288)	1,113	—	—	907,909
Asset impairments	9,526	—	—	—	—	(9,526)	—	—
Income (loss) from operations	250,876	15,341	798	288	(1,113)	9,526	—	275,716
Income (loss) before income taxes	160,029	15,341	798	288	(1,113)	9,526	—	184,869
Benefit (provision) for income taxes	(57,076)	(5,926)	(301)	—	426	(3,579)	834	(65,622)
Net income (loss)	$102,953	$9,415	$497	$288	$(687)	$5,947	$834	$119,247
Less: Adjusted earnings (loss) allocated to participating securities	3,659	340	18	10	(25)	215	31	4,248
Adjusted net income (loss) available to diluted common shares	$99,294	$9,075	$479	$278	$(662)	$5,732	$803	$114,999

Diluted income (loss) per common share	$4.85	$0.44	$0.03	$0.02	$(0.03)	$0.27	$0.04	$5.62

Effective tax rate %	35.7							35.5

SG&A as % Gross Profit:	75.1							74.0
Operating Margin %:	3.1							3.4
Pretax Margin %:	2.0							2.3

Same Store Finance, insurance and other revenues, net	$306,875	$6,550	$—	$—	$—	$—	$—	$313,425
Same Store SG&A	885,579	(8,792)	(798)	(288)	1,113	—	—	876,814
Same Store SG&A as % Gross Profit:	74.4							73.3

Same Store income (loss) from operations	$78,068	$15,341	$798	$288	$(1,113)	$9,526	$—	$102,908
Same Store Operating Margin %:	3.2							3.5
(1) For the nine months ended September 30, 2017, we recognized a net pre-tax gain related to a settlement with an OEM of $1.8 million.

		U.S. Adjustments for
	Three Months Ended September 30, 2016
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$246,501	$(450)	$1,176	$—	$247,227
Asset impairments	10,855	—	(62)	(10,793)	—
Income (loss) from operations	78,308	450	(1,114)	10,793	88,437
Income (loss) before income taxes	52,619	450	(1,114)	10,793	62,748
Benefit (provision) for income taxes	(19,722)	(169)	418	(4,047)	(23,520)
Net income (loss)	$32,897	$281	$(696)	$6,746	$39,228

SG&A as % Gross Profit:	71.1				71.3
Operating Margin %:	3.4				3.9
Pretax Margin %:	2.3				2.8

2016 v. 2017
Same Store SG&A	$243,151	$(450)	$—	$—	$242,701
Same Store SG&A as % Gross Profit:	71.0				70.8

Same Store income from operations	$77,817	$450	$—	$10,793	$89,060
Same Store Operating Margin %:	3.5				4.0

		Brazil Adjustments for
	Three Months Ended September 30, 2016
	U.S. GAAP	Foreign transaction tax	Non-GAAP Adjusted
Selling, general and administrative expenses	$12,896	$(274)	$12,622
Income (loss) from operations	(696)	274	(422)
Income (loss) before income taxes	(854)	274	(580)
Net income (loss)	$(751)	$274	$(477)

SG&A as % Gross Profit:	103.6		101.4
Operating Margin %:	(0.6)		(0.4)
Pretax Margin %:	(0.8)		(0.5)

2016 v. 2017
Same Store SG&A	$11,762	$(274)	$11,488
Same Store SG&A as % Gross Profit:	101.4		99.1

Same Store income (loss) from operations	$(418)	$274	$(144)
Same Store Operating Margin %:	(0.4)		(0.1)

		Consolidated Adjustments for
	Three Months Ended September 30, 2016
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Foreign transaction tax	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$299,006	$(450)	$1,176	$(274)	$—	$299,458
Asset impairments	10,855	—	(62)	—	(10,793)	—
Income (loss) from operations	83,916	450	(1,114)	274	10,793	94,319
Income (loss) before income taxes	55,687	450	(1,114)	274	10,793	66,090
Benefit (provision) for income taxes	(20,321)	(169)	418	—	(4,047)	(24,119)
Net income (loss)	35,366	281	(696)	274	6,746	41,971
Less: Adjusted earnings (loss) allocated to participating securities	1,426	11	(28)	11	275	1,695
Adjusted net income (loss) available to diluted common shares	$33,940	$270	$(668)	$263	$6,471	$40,276

Diluted income (loss) per common share	$1.65	$0.01	$(0.03)	$0.01	$0.32	$1.96

Effective tax rate %	36.5					36.5

SG&A as % Gross Profit:	73.5					73.6
Operating Margin %:	3.0					3.3
Pretax Margin %:	2.0					2.3

2016 v. 2017
Same Store SG&A	$293,749	$(450)	$—	$(274)	$—	$293,025
Same Store SG&A as % Gross Profit:	73.2					73.1

Same Store income from operations	$83,876	$450		$274	$10,793	$95,393
Same Store Operating Margin %:	3.0					3.8

		U.S. Adjustments for
	Nine Months Ended September 30, 2016
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Acquisition costs	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$737,730	$(5,873)	$1,856	$(30)	$—	$733,683
Asset impairments	12,389	—	(62)	—	(12,327)	—
Income (loss) from operations	241,616	5,873	(1,794)	30	12,327	258,052
Income (loss) before income taxes	164,607	5,873	(1,794)	30	12,327	181,043
Benefit (provision) for income taxes	(61,406)	(2,207)	672	(11)	(4,634)	(67,586)
Net income (loss)	$103,201	$3,666	$(1,122)	$19	$7,693	$113,457

SG&A as % Gross Profit:	72.0					71.6
Operating Margin %:	3.7					3.9
Pretax Margin %:	2.5					2.8

2016 v. 2017
Same Store SG&A	$725,162	$(5,873)	$(384)	$(30)	$—	$718,875
Same Store SG&A as % Gross Profit:	71.8					71.2

Same Store income from operations	$241,149	$5,873	$385	$30	$12,327	$259,764
Same Store Operating Margin %:	3.7					4.0

		U.K. Adjustments for
	Nine Months Ended September 30, 2016
	U.S. GAAP	Acquisition costs	Non-GAAP Adjusted
Selling, general and administrative expenses	$119,154	$(561)	$118,593
Income from operations	24,474	561	25,035
Income before income taxes	17,371	561	17,932
Net income	$13,913	$561	$14,474

SG&A as % Gross Profit:	80.2		79.8
Operating Margin %:	1.8		1.9
Pretax Margin %:	1.3		1.3

2016 v. 2017
Same Store SG&A	$112,159	$(561)	$111,598
Same Store SG&A as % Gross Profit:	77.9		77.5

Same Store income from operations	$27,172	$561	$27,733
Same Store Operating Margin %:	2.1		2.1

		Brazil Adjustments for
	Nine Months Ended September 30, 2016
	U.S. GAAP	Gain / loss on real estate and dealership transactions	Foreign transaction tax	Foreign deferred income tax benefit	Non-GAAP Adjusted
Selling, general and administrative expenses	$34,808	$(372)	$(274)	$—	$34,162
Asset impairments	423	(423)	—	—	—
Income (loss) from operations	(2,773)	795	274	—	(1,704)
Income (loss) before income taxes	(3,127)	795	274	—	(2,058)
Benefit (provision) for income taxes	2,250	—	—	(1,686)	564
Net income (loss)	$(877)	$795	$274	$(1,686)	$(1,494)

SG&A as % Gross Profit:	104.6				102.6
Operating Margin %:	(0.9)				(0.5)
Pretax Margin %:	(1.0)				(0.7)

2016 v. 2017
Same Store SG&A	$29,192	$—	$(274)	$—	$28,918
Same Store SG&A as % Gross Profit:	97.2				96.3

Same Store income from operations	$—	$—	$274	$—	$274
Same Store Operating Margin %:	(0.4)				(0.1)

		Consolidated Adjustments for
	Nine Months Ended September 30, 2016
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Acquisition costs	Foreign transaction tax	Foreign deferred income tax benefit	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$891,692	$(5,873)	$1,485	$(591)	$(274)	$—	$—	$886,439
Asset impairments	12,812	—	(485)	—	—	—	(12,327)	—
Income (loss) from operations	263,317	5,873	(1,000)	591	274	—	12,327	281,382
Income (loss) before income taxes	178,851	5,873	(1,000)	591	274	—	12,327	196,916
Benefit (provision) for income taxes	(62,614)	(2,207)	672	(11)	—	(1,686)	(4,634)	(70,480)
Net income (loss)	$116,237	$3,666	$(328)	$580	$274	$(1,686)	$7,693	$126,436
Less: Adjusted earnings (loss) allocated to participating securities	4,651	147	(13)	23	11	(68)	310	5,061
Adjusted net income (loss) available to diluted common shares	$111,586	$3,519	$(315)	$557	$263	$(1,618)	$7,383	$121,375

Diluted income (loss) per common share	$5.22	$0.16	$(0.01)	$0.02	$0.01	$(0.07)	$0.35	$5.68

Effective tax rate	35.0							35.8

SG&A as % Gross Profit:	73.9							73.5
Operating Margin %:	3.2							3.4
Pretax Margin %:	2.2							2.4

2016 v. 2017
Same Store SG&A	$866,513	$(5,873)	$(384)	$(591)	$(274)	$—	$—	$859,391
Same Store SG&A as % Gross Profit:	73.2							72.6

Same Store income from operations	$268,321	$5,873	$385	$591	$274	$—	$12,327	$287,771
Same Store Operating Margin %:	3.3							3.6

The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016	% Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$309,867	$386,612	(19.9)
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition related activity	(78,285)	(145,819)
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	—	(3,000)
Adjusted net cash provided by operating activities	$231,582	$237,793	(2.6)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(246,733)	$(157,023)	57.1
Change in cash paid for acquisitions, associated with floorplan notes payable	14,733	—
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	—	(10,445)
Adjusted net cash used in investing activities	$(232,000)	$(167,468)	38.5
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used in financing activities	$(18,110)	$(222,053)	(91.8)
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	63,552	159,264
Adjusted net cash provided by (used in) financing activities	$45,442	$(62,789)	172.4
Item 3. Quantitative and Qualitative Disclosures About Market Risk
This Quantitative and Qualitative Disclosures About Market Risk contains information about our market-sensitive financial instruments that constitute forward-looking statements. See “Cautionary Statement about Forward-Looking Statements.”
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided about foreign currency exchange rates and financial instruments to which we are a party at September 30, 2017, and from which we may incur future gains or losses from changes in market interest rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of September 30, 2017, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $570.5 million and $541.7 million, respectively. At December 31, 2016, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $548.4 million and $540.5 million, respectively. As of September 30, 2017, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $304.4 million and $296.0 million, respectively. At December 31, 2016, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $297.0 million and $295.6 million, respectively. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $88.4 million and $93.9 million as of September 30, 2017 and December 31, 2016, respectively. The fair value of such fixed interest rate borrowings was $88.6 million and $94.5 million as of September 30, 2017 and December 31, 2016, respectively.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
We use interest rate swaps to adjust our exposure to interest rate movements, when appropriate, based upon market conditions. As of September 30, 2017, we held interest rate swaps in effect with aggregate notional amounts of $823.9 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.5%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate real estate related borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of September 30, 2017, net unrealized losses, net of income taxes, totaled $5.8 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of September 30, 2017, all of our derivative contracts were determined to be effective. In addition to the $823.9 million of swaps in effect as of September 30, 2017, we also held 12 interest rate swaps with forward start dates between December 2017 and December 2020 and expiration dates between December 2020 and December 2030. As of September 30, 2017, the aggregate notional amount of these swaps was $625.0 million with a weighted average interest rate of 2.2%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2030 does not exceed $918.4 million.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions):

	Q3 2017	Q4 2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030
Weighted average notional amount in effect during the period	$824	$822	$821	$917	$614	$432	$168	$134	$125	$125	$100	$100	$100	$100	$100
Weighted average interest rate during the period	2.53%	2.53%	2.59%	2.28%	2.21%	1.76%	1.74%	1.81%	1.81%	1.81%	1.85%	1.85%	1.85%	1.85%	1.85%
As of September 30, 2017, we had $1,587.9 million of variable-rate borrowings outstanding. Based on the average amount of variable-rate borrowings outstanding for the nine months ended September 30, 2017, and before the impact of our interest rate swaps described above, a 100 basis-point change in interest rates would have resulted in an approximate $16.3 million change to our annual interest expense. After consideration of the average interest rate swaps described in effect during the three months ended September 30, 2017, a 100 basis-point change would have yielded a net annual change of $8.1 million in annual interest expense. This interest rate sensitivity increased from September 30, 2016 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which historically has been influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended September 30, 2017, we recognized $13.6 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 88.0% of our floorplan interest expense for the first quarter of 2017 to 139.9% for the third quarter of 2015. In the U.S., manufacturer's interest assistance was 110.7% of floorplan interest expense in the third quarter of 2017. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical practice of the OEMS that an increase in prevailing interest rates would result in increased assistance from certain manufacturers over time.
Foreign Currency Exchange Rates. As of September 30, 2017, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may temporarily impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in a $134.4 million decrease to our revenues for the nine months ended September 30, 2017. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in a $30.2 million decrease to our revenues for the nine months ended September 30, 2017. We believe that inflation rates over the last few years have not had a significant impact on our consolidated revenues or profitability. We do not expect inflation to have near-term material effects on the sale of our products and services on a consolidated basis; however, we cannot be sure there will be no such effect in the future. We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.

For additional information about our market sensitive financial instruments please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations," "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to “Item 8. Financial Statements and Supplementary Data” in our 2016 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2017, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In late June 2016, Volkswagen agreed to pay up to an aggregate of $14.7 billion to settle claims stemming from the diesel emissions scandal. In October 2016, we received notification from Volkswagen that we are entitled to receive, in the aggregate, approximately $13.2 million in connection with our current and prior ownership of seven Volkswagen dealerships in the U.S. We accepted and executed the offer in the fourth quarter of 2016 and received half of the compensation in a lump sum amount in January 2017 with the remaining amount to be paid over 18 months. We have received eight of the remaining 18 monthly installments as of September 30, 2017. Also, in conjunction with the Volkswagen diesel emissions scandal, Volkswagen agreed in March 2017 to settle allegations of damages by us relative to our three Audi branded dealerships. We received the cash settlement for Audi in the second quarter of 2017.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands, excluding commissions)
July 1 - July 31, 2017	—	$—	—	$50,710
August 1 - August 31, 2017	20,000	$53.46	20,000	$49,641
September 1 - September 30, 2017	—	$—	—	$49,641
Total	20,000	$53.46	20,000
(1) In May 2017, the Board of Directors approved a new authorization of up to $75.0 million of shares of our common stock, replacing the prior $150.0 million authorization. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors. During the three months ended September 30, 2017, 20,000 shares were repurchased for a total cost of $1.1 million.

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
Date: November 2, 2017