Form 10-K
period 2017-12-31
GROUP 1 AUTOMOTIVE INC
filed 2018-02-20
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑		☐	Accelerated filer

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	☐	Smaller reporting company

			☐	Emerging growth company
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐        No  ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $1.2 billion based on the reported last sale price of common stock on June 30, 2017, which was the last business day of the registrant’s most recently completed second quarter.
As of February 12, 2018, there were 20,911,543 shares of our common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

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

•	availability of financing for inventory, working capital, real estate and capital expenditures; and

•	implementation of international or domestic trade tariffs.
Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct or that future developments affecting us will be those that we anticipate. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, “Item 1A. Risk Factors.”
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made, except as required by law.

PART I

Item 1. Business
General
Group 1 Automotive, Inc., a Delaware corporation organized in 1995, is a leading operator in the automotive retail industry. As of December 31, 2017, we owned and operated 227 franchises, representing 32 brands of automobiles, at 173 dealership locations and 48 collision centers worldwide. We own 151 franchises at 115 dealership locations and 30 collision service centers in the United States of America (“U.S.”), 55 franchises at 42 dealership locations and 11 collision centers in the United Kingdom (“U.K.”) and 21 franchises at 16 dealership locations and seven collision centers in Brazil. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina, and Texas in the U.S., in 28 towns in the U.K., and in key metropolitan markets in the states of Sao Paulo, Parana, Mato Grosso do Sul and Santa Catarina in Brazil.
As discussed in more detail in Note 2 of our Consolidated Financial Statements, “Summary of Significant Accounting Policies and Estimates,” all of our operating subsidiaries are aligned into one of three operating segments (or regions): the U.S., the U.K. and Brazil. The President of U.S. Operations reports directly to the Company's Chief Executive Officer and is responsible for the overall performance of the U.S. region, as well as for overseeing the market directors and dealership general managers. The operations of the Company's two international regions are structured similar to the U.S. region, each with a regional vice president reporting directly to the Company's Chief Executive Officer. Our financial information, including our revenues from external customers, a measure of profit or loss, and total assets, is segregated into our three operating segments and included in our Consolidated Financial Statements and related notes beginning on page F-1.
Business Strategy
We believe that we have developed a distinguished management team with substantial industry expertise. Our business strategy is to leverage what we believe to be one of our key strengths — the talent of our people. With our management structure and level of executive talent, we plan to continue empowering the operators of our dealerships to make appropriate decisions to grow their respective dealership operations and to control fixed and variable costs. We believe this approach allows us to provide the best possible service to our customers, as well as attract and retain talented employees.
Our business strategy primarily focuses on the performance of our existing dealerships to achieve growth, capture market share, and maximize the investment return to our stockholders. We are constantly evaluating opportunities to improve the overall profitability of our dealerships. For 2018, our priorities will be on four key areas as we continue to become a best-in-class automotive retailer. These areas are:

•
sustained growth of our higher margin parts and service business. Our focus on growth in our parts and service operations continues to hinge on targeted marketing efforts, strategic selling and operational efficiencies, as well as capital investments designed to support our growth targets;

•
improvement of new and used vehicle retail margins, as well as total new and used vehicle retail profitability. Our efforts to improve are centered on the efficient and effective use of technology and advertising to enhance our sales efforts, as well as the more efficient management of inventory;

•	promotion of the customer experience and customer satisfaction, in all areas of our business; and

•
improvement of operating efficiencies, through further development of our operating model that promotes commonality of processes, systems and training, to further leverage of our cost base. We made significant changes in our operating model during the last six years, which were designed to reduce variable and fixed expenses. And, we continue our efforts to fully leverage our scale, reduce costs, enhance internal controls, and enable further growth. As our business grows in 2018 and beyond, we intend to manage our costs carefully and to look for additional opportunities to improve our processes and disseminate best practices. We believe that our management structure supports more rapid decision making and facilitates an efficient and effective roll-out of new processes.

We will continue to focus on opportunities for enhancement of our current dealership portfolio by strategic acquisitions and improving or disposing of underperforming dealerships. We believe that substantial opportunities for growth through acquisitions remain in our industry in the U.S., the U.K. and Brazil. An absolute acquisition target has not been established for 2018, but we expect to acquire dealerships that provide attractive returns on investment. We believe that as of December 31, 2017, we have sufficient financial resources to support additional acquisitions. We plan to focus our growth in geographically diverse areas with positive economic outlooks over the longer-term. Further, we intend to critically evaluate our return on invested capital in our current dealership portfolio for disposition opportunities. In 2017, we completed the acquisition of 12 U.K. dealerships, inclusive of 14 franchises, and opened one additional dealership for one awarded franchise in the U.K., with expected aggregate annualized revenues of $360.0 million, as estimated at the time of the acquisitions. In addition, the Company acquired three dealerships in the U.S., inclusive of four franchises, opened one dealership for one awarded franchise in the U.S. and added motorcycles to an existing BMW dealership in Brazil, with expected aggregate annualized revenues of $130.0 million, estimated at the time of the acquisitions. For more information on our acquisitions and dispositions, including those occurring in 2017, see “Acquisition and Divestiture Program” for further details.

Dealership Operations
Our operations are located in geographically diverse markets that extend domestically across 15 states aggregated into one U.S. region, and internationally in the U.K. and Brazil, representing our three reportable segments; U.S., U.K. and Brazil. See Note 20 to our Consolidated Financial Statements, “Segment Information”, for further financial information on our three operating segments. For a discussion of the risks associated with our operations in the U.S., U.K. and Brazil, please see Part I, “Item 1A. Risk Factors.” The following table sets forth the regions and geographic markets in which we operate, the percentage of new vehicle retail units sold in each region in 2017 and the number of dealerships and franchises in each region:

Region	Geographic Market	Percentage of Our New Vehicle Retail Units Sold During the Year Ended December 31, 2017	As of December 31, 2017
			Number of Dealerships	Number of Franchises
United States	Texas	37.0%	52	70
	California	7.5	7	12
	Oklahoma	6.1	13	20
	Massachusetts	4.6	5	5
	Georgia	4.6	7	10
	Florida	2.6	4	4
	New Hampshire	2.0	3	3
	Louisiana	1.9	4	6
	New Jersey	1.7	4	4
	Kansas	1.6	4	4
	South Carolina	1.4	3	3
	Mississippi	1.3	3	3
	Alabama	1.0	2	2
	Maryland	0.4	2	2
	New Mexico	0.1	2	3
		73.8	115	151
International	United Kingdom	21.3	42	55
	Brazil	4.9	16	21
Total		100.0%	173	227
Each of our local operations has a management structure designed to promote and reward entrepreneurial spirit and the achievement of team goals. The general manager of each dealership, with assistance from the managers of new vehicle sales, used vehicle sales, parts, service, collision and finance and insurance departments, is ultimately responsible for the operation, personnel and financial performance of the dealership. Our dealerships are operated as distinct profit centers, and our general managers have a reasonable degree of empowerment within our organization.

New Vehicle Retail Sales
In 2017, we sold 172,200 new vehicles in retail transactions at our dealerships, representing 32 brands. Our retail sales of new vehicles accounted for 19.6% of our gross profit in 2017. In addition to the profit related to the transactions, a typical new vehicle retail sale or lease may create the following additional profit opportunities for our dealerships:

•	manufacturer dealer incentives;

•	the resale of any used vehicle trade-in purchased by the dealership;

•	arrangement of third-party financing in connection with the retail sale;

•	the sale of vehicle service and insurance contracts;

•	the sale of vehicle parts, accessories or other after-market products; and

•	the service and repair of the vehicle both during and after the warranty period.

We consider brand diversity to be one of our strengths. The following table sets forth our consolidated new vehicle sales revenue by brand and the number of new vehicle retail units sold in the year ended, and the number of franchises we owned as of December 31, 2017:

	New Vehicle Revenues	New Vehicle Unit Sales	% of Total Units Sold	Franchises Owned
	(In thousands)
Toyota	$1,088,652	36,419	21.1%	17
BMW	767,231	16,574	9.7	28
Ford	707,123	19,557	11.4	19
Audi	656,506	17,924	10.4	13
Mercedes-Benz	389,194	6,236	3.6	8
Honda	371,458	13,351	7.8	11
Nissan	369,486	12,729	7.4	9
Lexus	348,392	7,156	4.2	4
Chevrolet	266,607	6,690	3.9	6
MINI	136,131	5,329	3.1	18
Volkswagen	110,793	4,513	2.6	12
GMC	109,387	2,170	1.3	5
Hyundai	105,040	4,013	2.3	5
Jeep	102,256	2,859	1.7	6
Acura	101,283	2,531	1.5	4
RAM	100,053	2,190	1.3	6
Land Rover	73,296	1,100	0.6	7
Kia	67,615	2,786	1.6	5
Cadillac	66,685	1,213	0.7	2
Dodge	45,670	1,285	0.7	6
Subaru	40,011	1,443	0.8	2
Jaguar	31,942	592	0.3	7
Buick	23,257	640	0.4	5
Sprinter	21,550	487	0.3	6
Chrysler	15,206	358	0.2	6
SEAT	15,166	1,104	0.6	1
Lincoln	8,758	177	0.1	3
Mazda	8,758	325	0.2	1
Skoda	3,435	145	0.1	1
Vauxhall	3,429	186	0.1	1
Volvo	1,691	32	—	1
Smart	1,470	86	—	2
Total	$6,157,531	172,200	100.0%	227

Our diversity by manufacturer, based on new vehicle unit sales for the years ended December 31, 2017, 2016, and 2015, is set forth below:

	For the Year Ended December 31,
	2017	% of Total	2016	% of Total	2015	% of Total
Toyota/Scion/Lexus (1)	43,575	25.3%	42,922	24.9%	46,157	26.5%
Volkswagen/Audi/Porsche	22,437	13.0	18,935	11.0	12,106	6.9
BMW/MINI	21,903	12.7	23,305	13.5	20,283	11.6
Ford/Lincoln	19,733	11.5	18,925	11.0	19,882	11.4
Honda/Acura	15,882	9.2	17,031	9.9	19,019	10.9
Nissan	12,729	7.4	12,256	7.1	14,570	8.4
Chevrolet/GMC/Buick/Cadillac	10,713	6.2	12,811	7.4	13,307	7.6
Mercedes-Benz/smart/Sprinter	6,809	4.0	7,349	4.3	7,466	4.3
Hyundai/Kia	6,799	3.9	7,256	4.2	10,046	5.6
Chrysler/Dodge/Jeep/RAM	6,692	3.9	6,801	4.0	7,962	4.6
Other	4,928	2.9	4,462	2.7	3,816	2.2
Total	172,200	100.0%	172,053	100.0%	174,614	100.0%
(1) The Scion brand was discontinued by Toyota during the third quarter of 2016.
Our new vehicle unit sales mix was affected by our acquisitions and dispositions during 2017, 2016 and 2015.
Some new vehicles we sell are purchased by customers under lease or lease-type financing arrangements with third-party lenders. New vehicle leases generally have shorter terms, bringing the customer back to the vehicle market, and our dealerships specifically, sooner than if the vehicle purchase was debt financed. In addition, lease or lease-type customer financing arrangements provide our dealerships with a steady supply of late-model, off-lease vehicles to be sold as used vehicles. Generally, leased vehicles remain under factory warranty, allowing the opportunity for our dealerships to provide maintenance and repair services for the contract term. However, the penetration rate for other finance and insurance product sales on leases and lease-type customer financing arrangements tends to be less than in other financing arrangements (such as debt financed vehicles). We do not guarantee residual values on lease transactions. Lease vehicle unit sales represented 14.6%, 16.7% and 16.5% of our total new vehicle retail unit sales for the years ended December 31, 2017, 2016 and 2015, respectively.
Used Vehicle Sales, Retail and Wholesale
We sell used vehicles at each of our franchised dealerships. In 2017, we sold 129,933 used vehicles at our dealerships, and sold 57,144 used vehicles in wholesale markets. Our retail sales of used vehicles accounted for 10.8% of our gross profit in 2017. Used vehicles sold at retail typically generate higher gross margins on a percentage basis than new vehicles primarily because of their relatively limited comparability, which is dependent on a vehicle’s age, mileage and condition, among other things.
Valuations of used vehicles vary based on supply and demand factors, the level of new vehicle incentives, and the availability of retail financing and general economic conditions. Profit from the sale of used vehicles depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices and to effectively manage that inventory. Our new vehicle operations generally provide our used vehicle operations with a large supply of high-quality trade-ins and off-lease vehicles, and are the best source of high-quality used vehicles. Our dealerships supplement their used vehicle inventory with purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers. We continue to utilize used vehicle management software tools with the goal to enhance the management of used vehicle inventory, focusing on the more profitable retail used vehicle business and reducing our wholesale used vehicle business. This internet-based software tool is an integral part of our used vehicle process, enabling our managers to make used vehicle inventory decisions based on real time market valuation data. It also allows us to leverage our size and local market presence by expanding the pool from which used vehicles can be sold within a given market or region within the U.S., effectively broadening the demand for our used vehicle inventory. In addition, this software supports increased oversight of our assets in inventory, allowing us to better control our exposure to declines in used vehicles market valuations, the values of which typically decrease over time.
In addition to active management of the quality and age of our used vehicle inventory, we are focused on increasing the total lifecycle profitability of our used vehicle operations by participating in manufacturer certification programs where available. Manufacturer certified pre-owned (“CPO”) vehicles offer customers the opportunity to purchase a used vehicle that has passed a rigorous array of manufacturer-defined tests, and are eligible for manufacturer support, such as subsidized finance rates, the extension of manufacturer’s service warranty and other benefits. With the extended service warranty, the sale of CPO vehicles tends to generate better ongoing customer loyalty for maintenance and repair services at the selling dealership. CPO vehicles typically cost more to recondition, but sell at a premium compared to other used vehicles and are available only from franchised new vehicle dealerships. Our CPO vehicle sales represented 39.7% of total used retail sales in 2017.
Parts and Service Sales
We sell replacement parts and provide both warranty and non-warranty (i.e., customer-pay) maintenance and repair services at each of our franchised dealerships, as well as provide collision repair services at the 48 collision centers that we operate. We also sell parts to wholesale customers. Our parts and service business accounted for 43.7% of our gross profit in 2017. Customer-pay maintenance and repair services, warranty maintenance and repair services, wholesale parts sales and collision repair services accounted for 44.4%, 21.4%, 20.3% and 13.9%, respectively, of the revenues from our parts and service business in 2017. Our parts and service departments also perform used vehicle reconditioning and new vehicle enhancement services in support of our new and used retail vehicle operations for which they realize a profit. However, the revenue for that internal work is eliminated from our parts and service revenue in the consolidation of our financial statements.
The automotive maintenance and repair industry is highly fragmented, with a significant number of independent maintenance and repair facilities in addition to those of the franchised dealerships. We believe, however, that the increasing complexity of new vehicles, especially in the area of electronics and technological advancements, is making it difficult for many independent repair shops to retain the expertise necessary to perform major or technical repairs. We have made investments in recruiting, training, and retaining qualified technicians to work in our service and repair facilities. And, we have made investments in state of the art diagnostic and repair equipment to be utilized by these technicians.
Vehicle manufacturers only permit warranty and recall work to be performed at franchised dealerships. Currently, a trend exists in the automobile industry towards longer new vehicle warranty periods and more diligence with manufacturer recalls. As a result, we believe that over time an increasing percentage of all repair work will be performed at franchised dealerships that have the necessary sophisticated equipment and skilled personnel necessary to perform repairs and warranty work on today’s complex vehicles.
Our strategy to capture an increasing share of the available parts and service business and enhance profitability includes the following elements:

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

•
Sell Vehicle Service Contracts in Conjunction with Vehicle Sales.   Our finance and insurance sales departments attempt to connect new and used vehicle customers with vehicle service contracts, and thereby enhance repeat customer business for our parts and service departments.

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

•
Expansion of Collision Center Operations. We plan to continue to grow our collision center operations. Expansion in this segment of the business is not restricted by franchise agreements or manufacturer relationships. We believe that our concentration of dealership operations in certain of the markets in which we currently operate significantly enhances the profit model opportunities for our collision center operations.

Finance and Insurance Sales

Revenues from our finance and insurance operations consist primarily of fees for arranging financing and selling vehicle service and insurance contracts in connection with the retail purchase of a new or used vehicle. Our finance and insurance business accounted for 26.1% of our gross profit in 2017. We offer a wide variety of third-party finance, vehicle service and insurance products in a convenient manner and at competitive prices. To increase transparency to our customers, we offer all of our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.
Financing.   We arrange third-party purchase and lease financing for our customers. In return, we receive a fee from the third-party finance company upon completion of the financing. These third-party finance companies include manufacturers’ captive finance subsidiaries, selected commercial banks and a variety of other third-parties, including credit unions and regional auto finance companies. Generally, we do not retain substantial credit risk after a customer has received financing. The fees we receive from the third-party finance companies are subject to chargeback, or repayment, to the finance company in full or in part, if a customer defaults or prepays the financing contract, typically during some limited time period at the beginning of the contract term. We have negotiated incentive programs with some finance companies pursuant to which we receive additional fees upon reaching a certain volume of business.
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
Our strategy to improve the customer experience and enhance profitability of our finance and insurance operations includes the following elements:

•
Continue to enhance our product offerings. We are constantly evaluating the mix of insurance products that we offer our customers to ensure that their needs are met. In addition, we regularly work with our current and prospective insurance product providers to assess new product offerings and match them with changing markets and customer demand. Further, we routinely consider our relationships with finance company and insurance product providers, as well as our marketing and other strategies to expand the accessibility of our product offerings to more of our clients.

•
Improve our processes within the dealership. We routinely consider software and other technological improvements that can make the process by which a customer finances a vehicle purchase and/or purchases an insurance product more efficient. Further, we maintain a focus on compliance with our standard policies and procedures, as well as applicable laws and regulations, in order to optimize the customer experience and overall profitability of each transaction.

New and Used Vehicle Inventory Financing
See Note 11 to our Consolidated Financial Statements, “Credit Facilities,” for a detailed description of our new and used vehicle inventory financing arrangements.

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
and/or

•
capitalize on economies of scale and cost savings opportunities in our existing markets in areas such as used vehicle sourcing, advertising, purchasing, data processing, personnel utilization, and the cost of floorplan financing, thereby, increase operating efficiency.

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
Recent Acquisitions. In 2017, we acquired 12 U.K. dealerships, inclusive of 14 franchises and opened one additional dealership for one awarded franchise in our U.K. segment. We also acquired three dealerships in the U.S., representing four franchises, opened one dealership for one awarded franchise in the U.S. and added motorcycles to an existing BMW dealership in Brazil. The expected aggregate annualized revenues, estimated at the time of these acquisitions were $490.0 million.
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
Recent Dispositions.   During 2017, we disposed of two dealerships in Brazil, representing two franchises, and one dealership in the U.K., representing one franchise, with aggregate annualized revenues of approximately $35.0 million.
Competition
We operate in a highly competitive industry. In each of our markets, consumers have a number of choices when deciding where to purchase a new or used vehicle and how the purchase will be financed. Consumers also have options for the purchase of related parts and accessories, as well as the maintenance service and repair of vehicles. In the U.S., according to The National Automobile Dealers Association, there were approximately 16,708 franchised automobile dealerships as of January 1, 2017, which was up from 16,545 as of January 1, 2016. In the U.K., according to the National Franchised Dealers Association, there were approximately 4,184 franchised dealerships as of January 1, 2017, which was up from 4,065 as of January 1, 2016. In Brazil, according to The National Association of Automobile Manufacturers, there were approximately 4,393 franchised automobile dealerships as of January 1, 2017, which was up from 4,389 as of January 1, 2016.
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
Financing Arrangements and Indebtedness
As of December 31, 2017, our outstanding indebtedness, coupled with lease and other obligations totaled $3,652.1 million, including the following:

•	$1,133.3 million under the Floorplan Line of our Revolving Credit Facility;

•	$542.1 million in carrying value of 5.00% senior notes due 2022 (“5.00% Notes”);

•
$350.0 million of mortgage term loans in the U.S., entered into independently with three of our manufacturer-affiliated finance partners, Toyota Motor Credit Corporation (“TMCC”), BMWFS, and FMCC, as well as several third-party financial institutions, primarily to finance the purchase of real estate;

•	$327.6 million of future commitments under various operating leases;

•	$300.2 million of estimated future interest payments on existing floorplan notes payable and other long-term debt obligations;

•	$296.2 million in carrying value of 5.25% senior notes due 2023 (“5.25% Notes”);

•	$265.1 million under floorplan notes payable to various manufacturer affiliates and third-party financial institutions for foreign and rental vehicles;

•	$130.5 million under our FMCC Facility;

•	$79.2 million of mortgage term loans in the U.K. (collectively, “U.K. Notes”);

•	$51.7 million of capital lease obligations related to real estate, as well as $31.4 million of estimated future interest associated with such obligations;

•	$32.7 million of other short and long-term purchase commitments;

•	$27.0 million under the Acquisition Line;

•	$25.0 million of letters of credit, to collateralize certain obligations, issued under the Acquisition Line;

•	$10.6 million of estimated future net obligations from interest rate risk management activities; and

•	$49.5 million of various other debt and other capital lease obligations.
As of December 31, 2017, we had the following amounts available for additional borrowings under our various U.S. credit facilities:

•	$308.2 million under the Acquisition Line of our Revolving Credit Facility, which is limited based upon a borrowing base calculation within certain debt covenants under the Revolving Credit Facility;

•	$306.7 million under the Floorplan Line of our Revolving Credit Facility, including $86.5 million of immediately available funds; and

•	$169.5 million under our FMCC Facility, including $22.5 million of immediately available funds.
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
Stock Repurchase Program
From time to time, our Board of Directors gives authorization to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. We are limited under the terms of the Revolving Credit Facility, certain mortgage term loans, the 5.00% Notes and the 5.25% Notes in our ability to make restricted payments, such as repurchase shares of our outstanding common stock and make payments of cash dividends to our stockholders, among other things. As of December 31, 2017, the restricted payment baskets limited us to $184.8 million in restricted payments. Generally, these restricted payment baskets will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases.
In May 2017, the Board of Directors approved a new authorization of up to $75.0 million to repurchase shares of our common stock, replacing the prior $150.0 million authorization. In aggregate under both of these authorizations, we repurchased 649,298 shares during 2017 at an average price of $61.75 per share, for a total of $40.1 million. This activity left $49.6 million available for future repurchases as of December 31, 2017, under our current authorization. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.

Dividends
During 2017, our Board of Directors approved four quarterly cash dividends. The first, second, and third dividend was approved and paid at $0.24 per share and the fourth dividend was increased to $0.25 per share for a total of $0.97 per share, or $20.5 million, for the year ended December 31, 2017. The payment of dividends in the future is subject to the discretion of our Board of Directors, after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments, and other factors. As noted above, we are also limited in our ability to make restricted payments, such as cash dividend payments to our stockholders, under the terms of several of our debt financing arrangements.
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
The U.S. economic recession, that began in 2008, caused domestic manufacturers to critically evaluate their respective dealer networks and terminate certain brands, and, as a result, the respective franchises. For example, General Motors chose to discontinue the Pontiac brand and, as a result, both of our Pontiac franchises were terminated. In addition, Ford chose to discontinue the Mercury brand and, as a result, all four of our Mercury franchises were terminated. In each of these cases, state law required the manufacturer to repurchase new car inventory, parts and accessories, and certain tools and signage, but the dealership would still incur costs associated with such termination. Subject to similar future economic factors and material changes to the regulations discussed above, we generally expect our franchise agreements to survive for the foreseeable future and, when the agreements do not have indefinite terms, anticipate routine renewals of the agreements without substantial cost or modification.
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
The following table sets forth the percentage of our new vehicle retail unit sales attributable to our top five manufacturers in terms of percent of new vehicle retail units sold:

Manufacturer	Percentage of New Vehicle Retail Units Sold during the Year Ended December 31, 2017
Toyota………………………………………………………………….	25.3%
Volkswagen…...….…………………………………………………………………………………	13.0%
BMW……………………………………………………………………..	12.7%
Ford…………………………………………………………………	11.5%
Honda…...….…………………………………………………………………………………	9.2%

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established the Consumer Financial Protection Bureau (the “CFPB”) with broad regulatory powers. Although automotive dealers are generally excluded from the CFPB’s regulatory authority, we are required to comply with regulations applicable to privacy notices, and the CFPB acted to regulate automotive financing activities through its regulation of automotive finance companies and other financial institutions that service the automotive industry. Refer to “We are subject to substantial regulations, which may adversely affect our business and results of operations” of Item 1A. Risk Factors for further discussion of the Dodd-Frank Act and its potential impact on us.
Environmental and Occupational Health and Safety Laws and Regulations
Our operations in the United States as well as the United Kingdom and Brazil involve the use, handling and storage of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires, and fuel. We contract for recycling and/or dispose of used fluids, filters and other waste materials generated by our operations. In the United States, our business is subject to numerous laws and regulations governing management and disposal of materials and wastes, protection of the environment and occupational health and safety. These laws and regulations affect many aspects of our operations, such as requiring the acquisition of permits or other governmental approvals to conduct regulated activities, restricting the manner in which we handle, recycle and dispose of our wastes, requiring capital and operating expenditures to construct, maintain and upgrade pollution control and containment equipment and facilities, imposing specific health and safety criteria addressing worker protection, and imposing substantial liabilities for pollution caused by our operations or attributable to former operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, imposition of investigatory, remedial and corrective action obligations or incurrence of capital expenditures, delays in permitting or in the performance of projects, and issuance of injunctions delaying, restricting or prohibiting some or all of our operations in affected areas. We may not be able to recover some or any of these costs from insurance.
Most of our dealerships utilize above-ground storage tanks, primarily for storing and dispensing petroleum-based products, and above-ground lifts used to raise vehicles. To a lesser extent, our dealerships use underground storage tanks and in-ground lifts. Storage tanks in the U.S. are subject to testing, containment, upgrading and removal requirements under the Federal Resource Conservation and Recovery Act, or RCRA, and its state law counterparts. Similarly, below ground lifts may contain fluid reservoirs that may leak. RCRA imposes requirements relating to the handling and disposal of hazardous and non-hazardous wastes and requires us to comply with stringent and costly requirements in connection with our storage and recycling or disposal of the various used fluids, paints, batteries, tires, and fuels generated by our operations. Clean-up or other remedial action may be necessary in the event of leaks or other unauthorized discharges from storage tanks or other equipment operated by us. In addition, water quality protection programs under the Federal Water Pollution Control Act (commonly known as the Clean Water Act) and comparable state and local programs in the U.S. govern certain wastewater and storm water discharges from our operations, which discharges may require permitting. Similarly, certain sources of air emissions from our operations including, for example, paint booths, may be subject to permitting, monitoring and reporting requirements, pursuant to the federal Clean Air Act and related state and local laws. Certain health and safety standards imposed under the Federal Occupational Safety and Health Act or otherwise promulgated by the Occupational Safety and Health Administration of the U.S. Department of Labor and related state agencies are also applicable to protection of the health and safety of our employees.
We generally conduct environmental studies on dealerships to be acquired regardless of whether we are leasing or acquiring the underlying real property, and as necessary, implement environmental management practices or remedial or corrective actions to reduce the risk of noncompliance with environmental laws and regulations. We currently own or lease, and in connection with our acquisition program anticipate in the future owning or leasing, properties that in some instances have been used for auto retailing and servicing for many years. Laws regarding the prevention of pollution or remediation of environmental contamination generally apply regardless of whether we lease or purchase the land and facilities. Although we, or our predecessors, may have utilized operating and disposal practices that were standard in the industry at the time, a risk exists that petroleum products and wastes such as new and used motor oil, transmission fluids, antifreeze, lubricants, solvents and motor fuels could have been spilled or released on, under or from the properties owned or leased by us or on, or under or from other locations where such materials were taken for recycling or disposal. Further, we believe that structures found on some of these properties may contain asbestos-containing materials, although in an undisturbed condition that requires management in place but does not require removal or other corrective action under applicable regulations. In addition, many of these properties have been operated by third parties whose use, handling and disposal of such petroleum products or wastes were not under our control. In the United States, these properties and the materials transported and disposed from, or released on, them may be subject to the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA,” also known as the Superfund law), RCRA and analogous state laws in the U.S., pursuant to which we could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial activities to prevent future contamination.
Vehicle manufacturers in the United States are subject to regulations adopted in 2012 by the U.S. Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) that establish greenhouse gas (“GHG”) emissions and corporate average fuel economy (“CAFE”) standards applicable to light-duty vehicles for model years 2017 through 2021. The proposed regulations for the period from 2022 to 2025 are under review, with clarification expected sometime in 2018.
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
For further discussion, please read “Item 1A. Risk Factors”.
Recently enacted changes to the U.S. Federal Tax Laws
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, creating a territorial tax system that generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, and requiring companies to pay a one-time transition tax on unrepatriated earnings of their foreign subsidiaries. We have provisionally determined that we do not have a transition tax liability for previously untaxed accumulated and current earnings and profits (E&P) of our foreign subsidiaries. We continue to examine the impact that the Tax Act may have on us.

Insurance and Bonding
Our operations expose us to the risk of various liabilities, including:

•	claims by employees, customers or other third parties for personal injury or property damage resulting from our operations; and

•	potential fines and civil and criminal penalties resulting from alleged violations of federal and state laws or regulatory requirements.
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
Employees
We believe our relationship with our employees is favorable. As of December 31, 2017, we employed 14,108 (full-time, part-time and temporary) people in the U.S., U.K. and Brazil, of whom:

•	1,785 were employed in managerial positions;

•	3,565 were employed in non-managerial vehicle sales department positions;

•	6,633 were employed in non-managerial parts and service department positions; and

•	2,125 were employed in administrative support positions.
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
For further discussion, please read “Item 1A. Risk Factors.”
Seasonality
We generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year in the U.S., in the first and third quarters in the U.K. and during the third and fourth quarters in Brazil. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. The first quarter is generally the weakest in Brazil, driven by heavy consumer vacations and activities associated with Carnival. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. For the U.K., the first and third calendar quarters tend to be stronger, driven by plate change months of March and September. As a result of all these factors, our consolidated revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. Other factors unrelated to seasonality, such as changes in economic conditions, inventory availability, manufacturer incentive programs, severe weather events, changes in currency exchange rates or shifts in governmental taxes or regulations may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income.
For further discussion, please read “Item 1A. Risk Factors.”
Internet Website and Availability of Public Filings

Our internet address is www.group1auto.com. We make the following information available free of charge on our internet website:

•	Annual Report on Form 10-K;

•	Quarterly Reports on Form 10-Q;

•	Current Reports on Form 8-K;

•	Amendments to the reports filed or furnished electronically with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act;

•	Our Corporate Governance Guidelines;

•	The charters for our Audit, Compensation, Finance/Risk Management and Nominating/Governance Committees;

•	Our Code of Conduct for Directors, Officers and Employees (“Code of Conduct”); and

•	Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Controller (“Code of Ethics”).

Within the time period required by the SEC and the NYSE, as applicable, we will post on our website any modifications to the Code of Conduct and Code of Ethics and any waivers applicable to senior officers as defined in the Code of Conduct or Code of Ethics, as applicable, as required by the Sarbanes-Oxley Act of 2002. We make our filings with the Securities and Exchange Commission (“SEC”) available on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC also maintains an internet website at http://sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file and furnish electronically with the SEC. The above information is available in print to anyone who requests it free of charge. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors
Demand for and pricing of our products and services is subject to economic conditions and other factors, which have had and, in the future, could have a material adverse effect on our business and results of operations.
The automotive retail industry, and especially new vehicle unit sales, is influenced by general economic conditions, particularly consumer confidence, the level of personal discretionary spending, interest rates, fuel prices, technology and business model changes, supply conditions, consumer transportation preferences, unemployment rates and credit availability. During economic downturns, such as the recession the U.S. experienced in 2008 and much of 2009, retail new vehicle sales typically experience periods of decline characterized by oversupply and weak demand. In addition, periods of economic uncertainty, as well as volatility in consumer preference around fuel-efficient vehicles in response to volatile fuel prices, and concern about manufacturer viability, may adversely impact future consumer spending and result in a difficult business environment. Any tightening of the credit markets and credit conditions may decrease the availability of automotive loans and leases and adversely impact our new and used vehicle sales and margins. In particular, if sub-prime finance companies apply higher credit standards or if there is a decline in the overall availability of credit in the sub-prime lending market, the ability of consumers to purchase vehicles could be limited, which could have a material adverse effect on our business and results of operations.
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
In addition, local economic, competitive and other conditions affect the performance of our dealerships. Our results of operations depend substantially on general economic conditions and spending habits in those regions of the U.S. where we maintain most of our operations. Since a large concentration of our new vehicle sales are in the states of Texas and Oklahoma (43.1%) for the year ended December 31, 2017 which are dependent upon the oil and gas industry, declines in commodity prices have had and future declines could have an adverse effect on our business and results of operations in those regions.
We are subject to a concentration of risk in the event of financial distress, merger, sale or bankruptcy, including potential liquidation, of, or other adverse economic impacts on, certain major vehicle manufacturers.
Toyota, Nissan, Honda, Ford, BMW, Volkswagen, Hyundai, Daimler, FCA US (formerly Chrysler) and General Motors dealerships represented approximately 97.1% of our total new vehicle retail units sold in 2017. In particular, sales of Toyota/Scion/Lexus new vehicles represented 25.3% of our new vehicle unit sales in 2017. The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our dealerships an attractive, high quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, incentives, floorplan assistance and advertising assistance. A discontinuation or change in our manufacturers’ warranty and incentive programs could adversely affect our business. Third, manufacturers provide product warranties and, in some cases, service contracts to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts and we bill the manufacturer directly as opposed to invoicing the customer. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our dealerships.
Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, reductions in access to capital or credit, labor strikes or similar disruptions (including within their major suppliers), supply shortages, rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, litigation, ability to keep up with technology and business model changes, poor product mix or unappealing vehicle design, governmental laws and regulations, natural disasters, or other adverse events. These and other risks could materially adversely affect the financial condition of any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could have a material adverse effect on our business, results of operations and financial condition.
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
A manufacturer may also limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. For example, in the U.S., we may acquire only six primary Lexus dealerships or six outlets nationally. As of December 31, 2017, we owned three primary Lexus dealerships.
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
A substantial amount of our business is related to the real estate we own or lease to conduct our various automotive operations. Often times, the success of such automotive operations is dependent upon our ability to locate, and purchase or lease suitable real estate on favorable terms. We are highly dependent upon the availability of real estate in each of our automotive markets. Additionally, real estate we are interested in acquiring will be subject to local municipal laws of county, township, parish and other local municipalities that often times will govern what type of real estate we can purchase for our various automotive operations. Local ordinances, deed restrictions, zoning and other land use restrictions may prohibit the type of business permitted on a given leased or purchased property which can add to the challenge of locating appropriate real estate. The costs and length of time associated with changing the permitted use of a leased or purchased property may affect our ability to enter a market or expand our operations in an existing market. Our inability to locate, and lease or purchase additional suitable properties to meet the needs of our various automotive operations in multiple markets would adversely affect our business, results of operations and financial condition.
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
On June 23, 2016, the British Citizens voted on a referendum in favor of exiting the EU (commonly referred to as “Brexit”). The majority vote in favor of Brexit has created uncertainty in the regulatory environment in the U.K. To date, there has been no clear indication of how the Brexit vote will ultimately effect our U.K. sales, but if legislation related to Brexit results in a material reduction of sales in our U.K. dealerships, such events could have a material adverse effect on our revenues and business operations.
On April 14, 2016, the EU Parliament approved the General Data Protection Regulation (“GDPR”), which organizations must start complying with by May 25, 2018. GDPR regulations will replace the UK Data Protection Act of 1998 for organizations doing business in the UK. The GDPR will apply in all EU member states from 25 May 2018. Because GDPR is a regulation, not a directive, the UK does not need to draw up new legislation - instead, it will apply automatically.  The GDPR was designed to align data privacy laws across Europe, protect all EU citizens’ data by restricting third parties uses of such data without such individual’s permission, and change the way organizations approach the protection of data and preserving citizen’s privacy. Unlike previous EU data privacy regulations, the GDPR applies to all organizations storing or processing the data of EU citizens, regardless of the location of the company. It provides for strict rules and requirements for EU and non-EU organizations, including requiring organizations to report data breaches within 72 hours and to conduct impact assessments to identify vulnerabilities. Moreover, the GDPR applies a tiered penalty approach, which provides for heavy fines. If an organization seriously infringes the GDPR, the organization can be fined up to 4% of annual global turnover or 20 million euros, whichever is greater. Any future failure by us to comply with the GDPR could have a material adverse effect on our business, results of operations or financial condition.

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
In the course of our operations in the United States, United Kingdom and Brazil, we generate, handle, store and recycle or dispose of various used products and wastes. These business activities are subject to stringent federal, regional, state and local laws, regulations and other controls governing the release of materials into the environment or otherwise relating to environmental protection. These laws, regulations and controls may impose numerous obligations upon our operations including the acquisition of permits to conduct regulated activities, the imposition of restrictions on where or how to manage or dispose of used products and wastes, the incurrence of capital expenditures to limit or prevent releases of such material, and the imposition of substantial liabilities for pollution resulting from our operations. Failure to comply with these laws, regulations, and permits may result in the assessment of sanctions, including administrative, civil, and criminal penalties, the imposition of investigatory remedial and corrective action obligations or increase of capital expenditures, delays in permitting or in the performance of projects and the issuance of injunctions limiting or preventing some or all of our operations in affected areas.
There is a risk of incurring significant environmental costs and liabilities in the operations of our automotive dealerships due to our handling of regulated used products and wastes, because of releases arising in the course of our operations, including from storage tanks and in-ground lifts, and due to contamination arising from historical operations and waste disposal practices, including by predecessor operators or owners over whom we had no control or supervision. We could be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken.
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations that result in more stringent and costly requirements with respect to pollution control equipment, waste management and disposal activities, or increased fuel economy and reduced vehicle emmissions for light-duty vehicles could have a material adverse effect on our business, results of operation and financial condition. For instance, in the United States, vehicle manufacturers are subject to federal regulations requiring GHG reduction and CAFE standards for light-duty vehicles for model years 2017 through 2021. Under these regulations, most manufacturers are required to modify their vehicle platforms and powertrains to achieve a fleet-wide average fuel efficiency equivalent of 44.7 miles per gallon by model year 2021. The EPA and NHTSA commenced mid-term reviews in 2017 to determine the technological progress and economic implications for extending these standards to model years 2022-2025. While the EPA had previously committed in 2012 to continuing to coordinate development of its GHG emission standards with NHTSA’s development of CAFE standards for light-duty vehicles, it did not do so in the development and publication of the EPA’s January 2017 Midterm Evaluation of standards, which resulted in the EPA signing a final determination to maintain the current GHG emissions standards for model year 2022-2025 vehicles. However, in March 2017, the EPA and NHTSA published a notice of intent in which the EPA announced its intention to reconsider its final determination with respect to GHG emissions standards and agreed to coordinate its reconsideration with the parallel process being undertaken by the NHTSA regarding CAFE standards. In August 2017, the EPA published a request for public comment on its proposed plans to reconsider whether the previously established GHG emissions standards for light-duty vehicles are appropriate under the Clean Air Act. In connection with its review of the CAFE standards, the NHTSA published a notice of intent in July 2017 to prepare an Environmental Impact Statement for the model year 2022-2025 light-duty vehicles CAFE standards to assess the potential environmental impact of those standards.

Whereas the CAFE standards are designed to improve vehicle fuel economy in the United States, the GHG standards are based on determinations made by the EPA that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Congress and numerous states have from time to time considered and — in the case of some states, adopted — legislation to restrict GHG. These laws generally take the form of cap and trade programs, requiring large sources of GHG emissions to purchase allowances or take steps to reduce emissions to comply with the cap. Climate-change legal requirements are also being considered on an international level. For example, in December 2015, the United States joined other countries of the United Nations, at that time, in preparing an agreement requiring member countries to review and establish goals for limiting GHG emissions. This Paris Agreement was signed by the United States, the United Kingdom and Brazil in April 2016 and the agreement entered into force in November 2016. However, this agreement did not create any binding obligations for nations to limit their GHG emissions but, rather includes pledges to voluntarily limit or reduce future emissions. However, in August 2017, the U.S. State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time. As another example, the U.K. government announced in July 2017 that it would ban the sale of new petrol- and diesel-powered vehicles beginning in 2040. In addition, beginning 2020, new pollution taxes will be levied on diesel drivers who use certain congested highways. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of the GHGs on vehicles and automotive fuels in the U.S., the U.K. or Brazil could adversely affect prices of and demand for the vehicles we sell, which could adversely affect our revenues and earnings. The trend in environmental regulation is to often place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations that result in more stringent and costly requirements with respect to pollution control equipment, waste management and disposal activities, or increased fuel economy and reduced vehicle emissions for light-duty vehicles could have a material adverse effect on our business, results of operation and financial condition.
Please see “Item 1. Business — Governmental Regulations — Environmental and Occupational Health and Safety Laws and Regulations” for more information.
If we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected because we rely on the industry knowledge and relationships of our key personnel.
We believe our success depends to a significant extent upon the efforts and abilities of our executive officers, senior management and key employees, including our regional vice presidents. The unexpected or unanticipated loss of the services of one or more members of our senior management team could have an adverse effect on our business and impair the efficiency and productivity of our operations. We do not have key man insurance for any of our executive officers or key personnel. In addition, the market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. We do not have employment agreements with our dealership general managers and other key dealership personnel. Accordingly, the inability to retain key employees or the failure to attract qualified personnel could have an adverse effect on our business and may impact the ability of our dealerships to conduct their operations in accordance with our standards.
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
A cybersecurity breach, including a breach of personally identifiable information (“PII”) about our customers or employees, could negatively affect operations and result in high costs.
There has been a substantial increase in attempts by third parties with bad intentions to steal data from numerous businesses world-wide, including our dealerships, by highly sophisticated means. If a third party is successful in obtaining such confidential information of our dealerships or our customers or disrupting our operations through high-tech security breaches and hacking methods, we could have substantial liability in connection with such security breaches. While we attempt to implement state of the art technological defenses to thwart such activities, there is no guaranty that we will be able to keep up with the ever evolving sophisticated methods of breaching security systems and continue to combat such attempts to breach our own data systems. Failure to do so could ultimately have a material adverse effect on our business operations.
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
In the ordinary course of business, we and our business affiliates receive significant PII about our customers in order to complete the sale or service of a vehicle and related products. We also receive PII from our employees. Numerous state and federal regulations in the U.S., as well as payment card industry and other vendor standards, govern the collection and maintenance of PII from consumers and other individuals. Although many companies across many industries are affected by malicious efforts to obtain access to PII, news reports suggest that the automotive dealership industry is a particular target of identity thieves. Moreover, there are numerous opportunities for a data security breach, including cyber-security breaches, burglary, lost or misplaced data, scams, or misappropriation of data by employees, vendors or unaffiliated third parties. We have spent to date, and will continue to spend, significant resources to combat and protect against cyber-attacks and other forms of security breaches. Despite the security measures we have in place and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, or other events. Alleged or actual data security breaches can increase costs of doing business, negatively affect customer satisfaction and loyalty, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information, any of which could have a material adverse effect on our business, results of operations or financial condition.
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
Based on the organization and management of our business, we determined that each of our regions represents a reporting unit for the purpose of assessing goodwill for impairment. In evaluating goodwill, we compare the carrying value of our reporting units to their respective fair values. To determine the fair value of our reporting units we use a combination of the discounted cash flow and market approaches. In addition, we evaluate the carrying value of our indefinite-lived, intangible franchise rights at a dealership level using a discounted cash flow based approach. Both these analyses are based upon a series of assumptions. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Accounting Estimates — Goodwill” and “Intangible Franchise Rights” for additional information regarding the assumptions that underlie our analysis.
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
On June 23, 2016, the British Citizens voted on a referendum in favor of exiting the EU. The majority vote in favor of Brexit has created uncertainty in the global markets and in the regulatory environment in the U.K., as well as the overall European Union. The impact on our financial results and operations may not be known for some time, but could be adverse. In addition, automotive dealers in the U.K. rely on the legislative doctrine of "Block Exemption" to govern market representation activities of competing dealers and dealer groups. To date, there continues to be no clear indication of how such legislation may be effected by Brexit, but a change to such legislation could be adverse. If, as a result of the clarification of any of these uncertainties, the estimates, assumptions and inputs utilized in our annual impairment test for goodwill and intangible franchise rights change or fail to materialize, the resulting decline in the estimated fair market value of such assets could result in a material non-cash impairment charge. While we are not aware of any changes in circumstances that have resulted in a decline in fair value of these assets at this time, we continue to closely monitor the situation.
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
Vehicle technology advancements and ownership model changes.
With the advancement in the technology of semi and fully autonomous electric-powered vehicles, several new business models are in early stage development to create high mileage, self-driving and/or co-ownership vehicle opportunities. These autonomous-electric vehicles may be manufactured by existing automotive manufacturers or other companies who do not presently manufacture hydrocarbon or alternative fuel source vehicles. Even with the current highway and road infrastructure challenges and the large number of existing internal combustion engines currently in service and to be in service for many years to come, which will create obstacles to the wide-spread implementation of such autonomous-electric vehicles in the immediate future, many in the automotive industry believe that it will only be a matter of time until such vehicles will be available to the automotive consumer at low usage costs. Such industry participants believe projected low usage costs of autonomous-electric vehicles may entice many vehicle owners, particularly in larger, highly populated areas, to abandon individual car ownership in favor of multiple co-ownership ride-sharing opportunities. If such autonomous-electric vehicles can be mass produced at a reasonable production and operating cost and sold by companies not required to conduct their business in accordance with state franchise laws and thereby circumvent the current dealer-network, and/or if the ride-sharing subscription business model becomes widely popular, such events could adversely affect industry new and used vehicle sales volumes and the growth of our earnings and revenues.
Additionally, with the anticipated demand by consumers for electric-powered vehicles, our manufacturers must adapt their physical plants accordingly to meet the demands of consumers for electric vehicles for years to come.  As more and more electric vehicles enter the market, and more and more combustible engines exit the market, our ability to adapt to such changes, particularly in regards to our ability to manage our inventory, will be necessary to meet the current consumer demands and maintain the current profitability at our dealerships.  Furthermore, while in the short term we do not believe there will be a significant difference in maintenance costs incurred by a vehicle owner of a combustible engine versus maintenance costs of a vehicle owner of a new electric-powered vehicle that may not be the case as technology advancements are made in the development of electric-powered vehicles.  If such maintenance costs by a consumer of an electric-powered vehicle were to substantially decrease, that could have a material adverse effect on our parts and service revenues.
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

•
a portion of our current cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for our operations and other corporate purposes;

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
In February 2013, we acquired UAB Motors Participações S.A. (“UAB Motors”), which allowed us to enter the Brazilian market. At the time we entered the Brazilian market, it was an emerging growth market. Since then, Brazil experienced a significant economic downturn and has been in the midst of a recession. Partially as a result, Brazil represented less than 5% of our total new vehicle retail units sold during the year ended December 31, 2017. Since February 2013, Brazil has also experienced significant currency fluctuations. And, while recent data is beginning to show signs of a recovery, there is no assurance that our future growth strategies in Brazil will be successful or that Brazil’s economy will continue its recovery. If the Brazil financial recovery is longer than expected, it could have a material adverse effect on our business, results of operations and financial condition. See also “We are subject to risks associated with our non-U.S. operations that could have a material adverse effect on our business, results of operations and financial condition.” Further, our growth in emerging markets by acquisition of existing dealerships, such as our acquisition of UAB Motors, is subject to additional risk as discussed under “Our ability to acquire new dealerships and successfully integrate those dealerships into our business could adversely affect the growth of our revenues and earnings” above.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We presently lease our corporate headquarters, which is located at 800 Gessner, Suite 500, Houston, Texas, as well as our regional headquarters in Brazil. In addition, as of December 31, 2017, we had 227 franchises situated in 173 dealership locations throughout the U.S., U.K. and Brazil. As of December 31, 2017, we leased 81 of these dealership locations and owned the remainder. We have one location in Massachusetts, one location in Alabama, one location in California, one location in Texas and two in Brazil where we lease the land, but own the building facilities. These locations are included in the leased column of the table below.

		Dealerships
Region	Geographic Location	Owned	Leased
United States	Texas	23	29
	Oklahoma	8	5
	Georgia	7	—
	Massachusetts	4	1
	New Jersey	4	—
	Florida	4	—
	Kansas	4	—
	Mississippi	3	—
	South Carolina	3	—
	New Mexico	2	—
	Maryland	2	—
	New Hampshire	2	1
	California	2	5
	Louisiana	2	2
	Alabama	1	1
		71	44
International	United Kingdom	19	23
	Brazil	2	14
Total		92	81
We use a number of facilities to conduct our dealership operations. Each of our dealerships may include facilities for (1) new and used vehicle sales, (2) vehicle service operations, (3) retail and wholesale parts operations, (4) collision business operations, (5) storage and (6) general office use. Prior to 2005, we tried to structure our operations so as to avoid the ownership of real property. Since 2005, we have strategically increased the number of purchased properties particularly in relation to dealership acquisition activity to enhance our flexibility in managing performing and underperforming dealerships and control our costs. As a result, we own 53.2% of our dealership properties as of December 31, 2017, an increase from 45.9% as of December 31, 2016. See Note 18 to our Consolidated Financial Statements, “Operating Leases.”
Since 2005, Group 1 Realty, Inc., one of our wholly-owned subsidiaries, has typically acquired the property in connection with our U.S. dealership acquisitions and relocations and acts as the landlord for those dealership operations. On a consolidated basis for the year ended December 31, 2017, we acquired $137.1 million of real estate, of which $26.8 million was purchased in conjunction with our dealership acquisitions. With these acquisitions, the capitalized value of the real estate used in operations that we own was $1,105.4 million as of December 31, 2017. Of this capitalized value, $769.3 million was mortgaged through our real estate related borrowing arrangements. The related mortgage indebtedness outstanding as of December 31, 2017 was $433.4 million, excluding unamortized debt issuance costs of $0.9 million.
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
In September 2015, Volkswagen admitted that certain of its diesel models were intentionally programmed to meet various regulatory emissions standards only during laboratory emissions testing. In late June 2016, Volkswagen agreed to pay up to an aggregate of $14.7 billion to settle claims stemming from the diesel emissions scandal. In October 2016, a U.S. Federal judge approved this settlement. In September 2016, Volkswagen agreed to allocate $1.2 billion among its 652 dealers for a class settlement in exchange for their agreement not to sue Volkswagen. In October 2016, we received notification from Volkswagen that we are entitled to receive, in the aggregate, approximately $13.2 million in connection with our current and prior ownership of seven Volkswagen dealerships in the U.S. As of February 12, 2018, we have received half of the compensation in a lump sum amount and half to be paid over 18 equal monthly installments, of which 11 payments have been received to date. The Volkswagen brand represented 2.6% of our total new vehicle retail unit sales during the year ended December 31, 2017. Also, in conjunction with the Volkswagen diesel emissions scandal, Volkswagen agreed in March 2017 to settle allegations of damages by the Company relative to our three Audi branded dealerships. We received the cash and recognized the settlement as an offset to SG&A in the accompanying Consolidated Statements of Operations for the twelve months ended December 31, 2017.
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
Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “GPI.” There were 45 holders of record of our common stock as of February 12, 2018. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
The following table presents the quarterly high and low sales prices for our common stock, as reported on the New York Stock Exchange Composite Tape under the symbol “GPI” and dividends paid per common share for 2016 and 2017:

	High	Low	Dividends Declared
2016:
First Quarter	$75.70	$47.67	$0.22
Second Quarter	68.47	48.40	0.23
Third Quarter	64.19	47.31	0.23
Fourth Quarter	82.35	55.06	0.23
2017:
First Quarter	$83.18	$70.85	$0.24
Second Quarter	75.66	56.79	0.24
Third Quarter	72.78	51.62	0.24
Fourth Quarter	84.47	68.32	0.25
We expect comparable cash dividends to be paid in the future. However, payment of dividends in the future is subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility, certain mortgage term loans, the 5.00% Notes and the 5.25% Notes in our ability to make restricted payments, such as cash dividend payments to our stockholders and the repurchase of shares of our outstanding common stock. As of December 31, 2017, the restricted payment baskets totaled $184.8 million. Generally, these restricted payment baskets will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases.

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
The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the S&P 500 Index and the peer group was $100 on the last trading day of December 2012, and that all dividends were reinvested. Performance data for Group 1 Automotive, Inc., the S&P 500 Index and for the peer group is provided as of the last trading day of each of our last five fiscal years.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS
AMONG GROUP 1 AUTOMOTIVE, INC., S&P 500 INDEX AND A PEER GROUP
TOTAL RETURN BASED ON $100 INITIAL INVESTMENT & REINVESTMENT OF DIVIDENDS

Measurement Date	Group 1 Automotive, Inc.	S&P 500	Peer Group
December 2012	$100.00	$100.00	$100.00
December 2013	115.70	132.39	142.58
December 2014	147.31	150.51	169.48
December 2015	125.66	152.59	164.16
December 2016	131.31	170.84	158.03
December 2017	121.28	208.14	162.02

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands, excluding commissions)
October 1 - October 31, 2017	—	$—	—	$49,641
November 1 - November 30, 2017	—	$—	—	$49,641
December 1 - December 31, 2017	—	$—	—	$49,641
Total	—	$—	—
(1)  In May 2017, the Board of Directors approved a new authorization of up to $75.0 million of shares of our common stock, replacing the prior $150.0 million authorization. Under both of the authorizations, we repurchased 649,298 shares during 2017 at an average price of $61.75 per share, for a total of $40.1 million, leaving $49.6 million available for future repurchases. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors. As shown in the table above, we did not purchase any shares during the three months ended December 31, 2017.

Item 6. Selected Financial Data
The following selected historical financial data as of December 31, 2017, 2016, 2015, 2014, and 2013, and for the five years in the period ended December 31, 2017, have been derived from our audited Consolidated Financial Statements. This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.
We account for all of our dealership acquisitions by applying the acquisition method. As a result, we do not include in our financial statements the results of operations of these dealerships prior to the date we acquired them, which may impact the comparability of the financial information presented. Also, as a result of the effects of our acquisitions, dispositions, and other potential factors in the future, the historical financial information described in the selected financial data is not necessarily indicative of our results of operations and financial position in the future or the results of operations and financial position that would have resulted had such transactions occurred at the beginning of the periods presented in the selected financial data.

	Year Ended December 31,
	2017	2016	2015	2014	2013
		(In thousands, except per share amounts)
Income Statement Data:
Revenues	$11,123,721	$10,887,612	$10,632,505	$9,937,889	$8,918,581
Cost of sales	9,478,212	9,292,543	9,098,533	8,489,951	7,626,035
Gross profit	1,645,509	1,595,069	1,533,972	1,447,938	1,292,546
Selling, general and administrative expenses	1,226,195	1,170,763	1,120,833	1,061,964	976,856
Depreciation and amortization expense	57,936	51,234	47,239	42,344	35,826
Asset impairments	19,506	32,838	87,562	41,520	6,542
Income from operations	341,872	340,234	278,338	302,110	273,322
Other expense:
Floorplan interest expense	(52,372)	(44,927)	(39,264)	(41,614)	(41,667)
Other interest expense, net	(70,497)	(67,936)	(56,903)	(49,693)	(38,971)
Loss on extinguishment of long-term debt	—	—	—	(46,403)	—
Other expense, net	—	—	—	—	(789)
Income from continuing operations before income taxes	219,003	227,371	182,171	164,400	191,895
Provision for income taxes	(5,561)	(80,306)	(88,172)	(71,396)	(77,903)
Net income	$213,442	$147,065	$93,999	$93,004	$113,992

Earnings per common share:
Basic:
Net income	$10.08	$6.67	$3.91	$3.82	$4.72
Diluted:
Net income	$10.08	$6.67	$3.90	$3.60	$4.32
Dividends per share	$0.97	$0.91	$0.83	$0.70	$0.65
Weighted average common shares outstanding:
Basic	20,420	21,161	23,148	23,380	23,096
Diluted	20,425	21,170	23,152	24,885	25,314

	December 31,
	2017	2016	2015	2014	2013
		(Dollars in thousands)
Balance Sheet Data:
Working capital	$130,699	$97,470	$149,102	$101,958	$81,613
Inventories	1,763,293	1,651,815	1,737,751	1,556,705	1,542,318
Total assets	4,871,065	4,461,903	4,396,716	4,127,198	3,796,762
Floorplan notes payable — credit facility and other (1)	1,154,148	1,077,028	1,154,960	1,103,630	1,086,906
Floorplan notes payable — manufacturer affiliates (2)	374,683	367,161	363,571	285,156	346,572
Long-term debt, including current portion (3)	1,357,712	1,269,027	1,251,555	1,078,235	697,511
Temporary Equity (4)	—	—	—	—	29,094
Stockholders’ equity	$1,124,282	$930,200	$918,252	$978,010	$1,035,175
Long-term debt to capitalization (5)	55%	58%	58%	52%	40%
(1) Includes immediately available funds of $86.5 million, $59.6 million, $110.8 million, $39.6 million, and $56.2 million, respectively, that we temporarily invest as an offset to the gross outstanding borrowings, as well as $20.9 million, $4.9 million, $4.1 million, $5.5 million, and $18.1 million as of December 31, 2017, 2016, 2015, 2014, and 2013, respectively, of floorplan borrowings under credit facilities with financial institutions in the U.K. and Brazil.
(2) Includes immediately available funds of $22.5 million, $25.5 million, $25.5 million, and $22.5 million as of December 31, 2017, 2016, 2015, and 2014, respectively, that we temporarily invest as an offset to the gross outstanding borrowings.
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
In preparation of our financial statements and reporting of our operating results in accordance with United States generally accepted accounting principles ("U.S. GAAP"), certain non-core business items are required to be presented. Examples of items that we consider non-core include non-cash asset impairment charges, gains and losses on dealership, franchise or real estate transactions, and catastrophic events such as hail storms, hurricanes, and snow storms. In order to improve the transparency of our disclosures, provide a meaningful presentation of results from our core business operations and improve period-over-period comparability, we have included certain adjusted financial measures that exclude the impact of non-core business items. These adjusted measures are not measures of financial performance under U.S. GAAP, but are instead considered non-GAAP financial performance measures.
Our results, which are reported in U.S. dollars, are impacted by fluctuations in exchange rates relating to our operations in the U.K. and Brazil. For example, if the British pound sterling were to weaken against the U.S. dollar, our U.K. results of operations would translate into less U.S. dollar reported results. During the twelve months ended December 31, 2017, the British pound sterling weakened against the U.S. dollar as the average exchange rate decreased 4.9% compared to the same period in 2016 from 0.74 to 0.78. The Brazilian real strengthened against the U.S. dollar as the average exchange rate increased 8.5% as compared to the same period in 2016 from 3.49 to 3.19. For the twelve months ended December 31, 2016, the British pound weakened against the U.S. dollar as the average rate decreased 13.2%, as compared to the same period in 2015. The Brazilian real also weakened against the U.S. dollar for the year ended December 31, 2016 as compared to the same period in 2015 as the average rate declined 4.9%. As such, management evaluates the Company's results of operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our underlying business and results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our current period reported results for entities reporting in currencies other than U.S. dollars using comparative period exchange rates rather than the actual exchange rates in effect during the respective periods. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.
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
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and other insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are aligned into three geographic regions: the U.S. Region, the U.K. Region, and the Brazil Region. Our President of U.S. Operations reports directly to our Chief Executive Officer and is responsible for the overall performance of the U.S. region, as well as for overseeing the market directors and dealership general managers. The operations of our two international regions are structured similar to the U.S. region, each with a regional vice president reporting directly to our Chief Executive Officer. As such, our three reportable segments are the U.S., which includes the activities of our corporate office, the U.K. and Brazil.
As of December 31, 2017, we owned and operated 227 franchises, representing 32 brands of automobiles, at 173 dealership locations and 48 collision centers worldwide. We own 151 franchises at 115 dealerships and 30 collision centers in the U.S., 55 franchises at 42 dealerships and 11 collision centers in the U.K., and 21 franchises at 16 dealerships and seven collision centers in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina and Texas in the U.S., in 28 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo, Parana, Mato Grosso do Sul and Santa Catarina in Brazil.
Our typical acquisition strategy is to acquire large, profitable, well-established and well-managed dealerships that are leaders in their respective market areas. From January 1, 2013 through December 31, 2017, we have purchased 97 franchises with expected annual revenues, estimated at the time of acquisition, of $3.6 billion and been granted six new franchises by our manufacturer partners, with expected annual revenues, estimated at the time of acquisition, of $55.0 million. In 2017, we acquired 12 U.K. dealerships, inclusive of 14 franchises and opened one additional dealership for one awarded franchise in our U.K. segment. In addition, we acquired three dealerships in the U.S., inclusive of four franchises, opened one dealership for one awarded franchise in the U.S. and added motorcycles to an existing BMW dealership in Brazil. The expected aggregate annualized revenues, estimated at the time of acquisition, for these acquisitions, were $490.0 million. We make disposition decisions based principally on the rate of return on our capital investment, the location of the dealership, our ability to leverage our cost structure, the brand, future capital investments required and existing real estate obligations. From January 1, 2013 through December 31, 2017, we disposed of or terminated 37 franchises with annual revenues of approximately $1.2 billion. Specifically, during 2017, we disposed of two dealerships in Brazil and one dealership in the U.K., with annual revenues of approximately $35.0 million.
We account for our dealership acquisitions by applying the acquisition method of accounting. As a result, we do not include in our financial statements the results of operations of these dealerships prior to the date we acquired them, which may impact the comparability of the financial information presented. Also, as a result of the effects of our acquisitions, dispositions, and other potential factors in the future, our historical financial information is not necessarily indicative of our results of operations and financial position in the future or the results of operations and financial position that would have resulted had such transactions occurred at the beginning of the periods presented. In the following discussion and analysis, we report certain performance measures of our newly acquired and disposed dealerships separately from those of our existing dealerships.
Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance products, and parts, as well as maintenance and repair business. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, consumer transportation preferences, discretionary spending levels, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices, and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to continue to maintain and repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, as well as maintenance, repair and collision business. In addition, our ability to expediently adjust our cost structure in response to changes in new vehicle sales volumes also tempers any negative impact of such sales volume changes.
In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. For the U.K., the first and third calendar quarters tend to be stronger, driven by the vehicle license plate change months of March and September. For Brazil, we expect higher volumes in the third and fourth calendar quarters. The first quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic condition, manufacturer incentive programs, seasonal weather events, and changes in currency exchange rates may exaggerate seasonal or cause counter-seasonal fluctuations in our consolidated reported revenues and operating income.
According to U.S. industry experts, the annual new light vehicle unit sales for 2017 decreased 327 thousand units, or 1.9%, to 17.2 million units as compared to the same period a year ago. The U.K. economy represents the fifth largest economy in the world. Vehicle registrations in the U.K. decreased 5.7% to 2.5 million during 2017 as compared to the same period a year ago. The U.K. industry's new vehicle sales experienced more volatility than normal following the Brexit vote. In addition, the announcement of Brexit initially caused significant exchange rate fluctuations that resulted in the weakening of the British pound sterling, in which we conduct business in the U.K., against the U.S. dollar and other global currencies. The weakening of the British pound sterling has and may continue to adversely affect our results of operations, as well as have a negative impact on the pricing and affordability of the vehicles in the U.K. Volatility in exchange rates is expected to continue in the short term at least until there is a clear path forward in response to Brexit.
The Brazilian economy represents the ninth largest economy in the world. The Brazilian economy has been in an extended recession however is starting to show some early signs of recovery. New vehicle registrations in Brazil increased 9.4%, to 2.2 million units, during 2017 as compared to the same period a year ago. We expect macro-economic conditions to continue to improve in Brazil. Longer term, we expect sustained improvements in industry sales volumes and are utilizing a strategy of aligning with growing brands, in order to most effectively capitalize on that industry growth.

Key Performance Indicators
On a consolidated basis for the year ended December 31, 2017, our total revenues increased 2.2% from 2016 to $11.1 billion and gross profit improved 3.2% to $1.6 billion. For the years ended December 31, 2016 and 2015, total revenues were $10.9 billion and $10.6 billion, respectively. For the years ended December 31, 2016 and 2015, gross profits were $1.6 billion and $1.5 billion, respectively. We generated net income of $213.4 million, or $10.08 per diluted common share for the year ended December 31, 2017, compared to $147.1 million, or $6.67 per diluted share for the year ended December 31, 2016 and $94.0 million, or $3.90 per diluted share for the year ended December 31, 2015. In addition, the following table highlights additional key performance indicators we use to manage our business:
Consolidated Statistical Data

	For the Year Ended December 31,
	2017	2016	2015
Unit Sales
Retail Sales
New Vehicle	172,200	172,053	174,614
Used Vehicle	129,933	129,131	124,153
Total Retail Sales	302,133	301,184	298,767
Wholesale Sales	57,144	57,339	57,226
Total Vehicle Sales	359,277	358,523	355,993
Gross Margin
New Vehicle Retail Sales	5.2%	5.2%	5.1%
Total Used Vehicle Sales	5.5%	5.6%	5.8%
Parts and Service Sales	53.8%	53.9%	54.1%
Total Gross Margin	14.8%	14.7%	14.4%
Adjusted Total Gross Margin (1)	14.8%	14.7%	14.4%
SG&A as a % of Gross Profit	74.5%	73.4%	73.1%
Adjusted SG&A as a % of Gross Profit (1)	74.0%	73.7%	73.4%
Operating Margin	3.1%	3.1%	2.6%
Adjusted Operating Margin (1)	3.4%	3.4%	3.4%
Pretax Margin	2.0%	2.1%	1.7%
Adjusted Pretax Margin (1)	2.3%	2.3%	2.3%
Finance and Insurance Revenues per Retail Unit Sold	$1,420	$1,397	$1,368
Adjusted Finance and Insurance Revenues per Retail Unit Sold (1)	$1,442	$1,397	$1,368
(1) See “Non-GAAP Financial Measures” for more details.
In addition to the matters described above, the following factors impacted our financial condition and results of operations in 2017, 2016, and 2015:
Year Ended December 31, 2017:

•
Non-cash Asset Impairments: Due to our determination that the fair value of indefinite-lived intangible franchise rights related to certain of our franchises did not exceed their carrying value, we recorded a $19.3 million pretax non-cash impairment charge, of which $12.6 million related to intangible franchise rights in our U.S. reporting unit and $6.7 million related to intangible franchise rights in our Brazil reporting unit.

•
Catastrophic Events: Our results were negatively impacted by several catastrophic events. Most significantly, insurance deductibles and other related expenses totaling $8.8 million were recognized as SG&A expenses and $6.6 million of chargeback expense reserves associated with finance and insurance revenues were recognized, as a result of vehicle and property damage suffered from Hurricanes Harvey and Irma in the U.S.

•	OEM Settlement: We recognized a net pre-tax gain of $1.1 million associated with the Audi claims settlement, in connection with our ownership of Audi dealerships in the U.S.

•
Tax Rate Changes: We recognized a tax benefit of $73.0 million based upon the remeasurement of net deferred tax liabilities associated with the reduction in the corporate income tax rate enacted by the U.S. government, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).

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

In addition to the key performance indicators presented above, we also reference numerous Same Store metrics as key indicators of results and trends occurring within our business. Those Same Store metrics, results and trends are discussed in more detail in the “Results of Operations” section that follows.

Recent Accounting Pronouncements
Refer to Note 2 of our Consolidated Financial Statements, “Summary of Significant Accounting Polices and Estimates,” for a discussion of those most recent pronouncements that impact us.

Critical Accounting Policies and Accounting Estimates
The preparation of our financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates. The accounting policies and estimates that we believe to be the most difficult, subjective and complex include those related to: revenue recognition, goodwill, intangible franchise rights, income taxes, fair value of assets acquired and liabilities assumed, derivative financial instruments and self-insured medical, property and casualty reserves. See Note 2 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies and Estimates,” for further discussion of these accounting policies and estimates that are of particular importance to the portrayal of our financial position, results of operations and cash flows.

Results of Operations
The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. For example, for a dealership acquired in June 2016, the results from this dealership will appear in our Same Store comparison beginning in 2017 for the period July 2017 through December 2017, when comparing to July 2016 through December 2016 results. Depending on the periods being compared, the dealerships included in Same Store will vary. For this reason, the 2016 Same Store results that are compared to 2017 differ from those used in the comparison to 2015. Same Store results also include the activities of our corporate headquarters.
The following table summarizes our combined Same Store results for the year ended December 31, 2017 as compared to 2016 and for the year ended December 31, 2016 compared to 2015.

Total Same Store Data
(dollars in thousands, except per unit amount)

	For The Year Ended December 31,
	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016	2016	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2015
Revenues
New vehicle retail	$5,962,549	0.2%	0.6%	$5,951,471	$5,619,881	(4.1)%	(2.5)%	$5,860,855
Used vehicle retail	2,680,878	(1.1)%	(0.5)%	2,709,721	2,612,304	1.2%	2.9%	2,582,437
Used vehicle wholesale	374,148	(4.6)%	(3.3)%	392,071	364,271	(5.4)%	(2.3)%	384,969
Parts and service	1,302,836	5.1%	5.3%	1,239,888	1,197,195	3.8%	5.1%	1,153,365
Finance, insurance and other	417,905	0.9%	1.2%	414,015	403,685	0.3%	1.2%	402,288
Total revenues	$10,738,316	0.3%	0.7%	$10,707,166	$10,197,336	(1.8)%	(0.1)%	$10,383,914
Cost of Sales
New vehicle retail	$5,650,624	0.2%	0.6%	$5,639,370	$5,326,504	(4.2)%	(2.6)%	$5,561,430
Used vehicle retail	2,508,555	(0.8)%	(0.2)%	2,529,927	2,437,114	1.3%	3.1%	2,406,135
Used vehicle wholesale	376,593	(4.9)%	(3.7)%	395,967	367,299	(5.0)%	(1.9)%	386,496
Parts and service	602,720	5.6%	5.8%	570,618	552,559	4.6%	5.9%	528,393
Total cost of sales	9,138,492	—%	0.5%	9,135,882	8,683,476	(2.2)%	(0.5)%	8,882,454
Gross profit	$1,599,824	1.8%	2.2%	$1,571,284	$1,513,860	0.8%	2.1%	$1,501,460
SG&A	$1,179,996	3.0%	3.3%	$1,146,049	$1,102,541	0.9%	2.4%	$1,092,982
Adjusted SG&A(1)	$1,170,756	2.1%	2.4%	$1,146,770	$1,103,384	1.3%	2.8%	$1,089,467
Depreciation and amortization expenses	$55,399	10.8%	11.2%	$50,010	$48,259	6.2%	7.7%	$45,441
Floorplan interest expense	$51,342	15.3%	15.7%	$44,517	$42,208	9.7%	10.5%	$38,481
Gross margin
New vehicle retail	5.2%			5.2%	5.2%			5.1%
Used vehicle	5.6%			5.7%	5.8%			5.9%
Parts and service	53.7%			54.0%	53.8%			54.2%
Total gross margin	14.9%			14.7%	14.8%			14.5%
Adjusted Total gross margin (1)	15.0%			14.7%	14.8%			14.5%
Adjusted Finance, insurance, and other, net (1)	$424,455	2.5%	2.8%	$414,015	403,685	0.3%	1.2%	402,288
Adjusted Total revenue (1)	$10,744,866	0.4%	0.8%	$10,707,166	$10,197,336	(1.8)%	(0.1)%	$10,383,914
Adjusted Gross profit(1)	$1,606,374	2.2%	2.6%	$1,571,284	$1,513,860	0.8%	2.1%	$1,501,460
SG&A as a % of gross profit	73.8%			72.9%	72.8%			72.8%
Adjusted SG&A as a % of gross profit (1)	72.9%			73.0%	72.9%			72.6%

Operating margin	3.2%			3.2%	3.2%			2.7%
Adjusted operating margin (1)	3.5%			3.5%	3.6%			3.5%
Finance and insurance revenues per retail unit sold	$1,443	2.6%	2.8%	$1,407	$1,429	3.4%	4.4%	$1,382
Adjusted Finance and insurance revenues per retail unit sold(1)	$1,465	4.1%	4.4%	$1,407	$1,429	3.4%	4.4%	$1,382
(1) See “Non-GAAP Financial Measures” for more details.
The discussion that follows provides explanations for the variances noted above by region (U.S., U.K. and Brazil). In addition, each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods, and the consolidated company for the years ended December 31, 2017, 2016, and 2015.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2017	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2016	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015
Retail Unit Sales
Same Stores
U.S.	126,247	(1.7)%		128,441	128,928	(7.0)%		138,599
U.K.	31,054	1.1%		30,719	20,401	9.1%		18,701
Brazil	8,198	(6.8)%		8,798	9,518	(23.5)%		12,434
Total Same Stores	165,499	(1.5)%		167,958	158,847	(6.4)%		169,734
Transactions	6,701			4,095	13,206			4,880
Total	172,200	0.1%		172,053	172,053	(1.5)%		174,614
Retail Sales Revenues
Same Stores
U.S.	$4,732,177	0.4%	N/A	$4,713,124	$4,691,033	(3.7)%	N/A	$4,869,109
U.K.	943,182	(2.5)%	2.2%	967,424	652,057	1.6%	14.5%	641,888
Brazil	287,190	6.0%	(2.2)%	270,923	276,791	(20.9)%	(16.9)%	349,858
Total Same Stores	5,962,549	0.2%	0.6%	5,951,471	5,619,881	(4.1)%	(2.5)%	5,860,855
Transactions	194,982			94,604	426,194			140,451
Total	$6,157,531	1.8%	2.3%	$6,046,075	$6,046,075	0.7%	3.1%	$6,001,306
Gross Profit
Same Stores
U.S.	$242,301	0.7%	N/A	$240,528	$237,915	0.9%	N/A	$235,706
U.K.	52,962	(5.3)%	(0.8)%	55,921	39,241	(2.6)%	9.5%	40,300
Brazil	16,662	6.5%	(1.7)%	15,652	16,221	(30.7)%	(26.9)%	23,419
Total Same Stores	311,925	(0.1)%	0.3%	312,101	293,377	(2.0)%	(0.1)%	299,425
Transactions	10,080			4,277	23,001			6,052
Total	$322,005	1.8%	2.2%	$316,378	$316,378	3.6%	6.2%	$305,477
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,919	2.5%	N/A	$1,873	$1,845	8.5%	N/A	$1,701
U.K.	$1,705	(6.3)%	(1.9)%	$1,820	$1,923	(10.8)%	0.4%	$2,155
Brazil	$2,032	14.2%	5.5%	$1,779	$1,704	(9.5)%	(4.5)%	$1,883
Total Same Stores	$1,885	1.5%	1.8%	$1,858	$1,847	4.7%	6.8%	$1,764
Transactions	$1,504			$1,044	$1,742			$1,240
Total	$1,870	1.7%	2.2%	$1,839	$1,839	5.1%	7.8%	$1,749
Gross Margin
Same Stores
U.S.	5.1%			5.1%	5.1%			4.8%
U.K.	5.6%			5.8%	6.0%			6.3%
Brazil	5.8%			5.8%	5.9%			6.7%
Total Same Stores	5.2%			5.2%	5.2%			5.1%
Transactions	5.2%			4.5%	5.4%			4.3%
Total	5.2%			5.2%	5.2%			5.1%

The following table sets forth our Same Store retail unit sales volume and the percentage changes from year to year by manufacturer:
Same Store New Vehicle Unit Sales

	For The Year Ended December 31,
	2017	% Increase/ (Decrease)	2016	2016	% Increase/ (Decrease)	2015
Toyota/Scion/Lexus (1)	42,949	0.2%	42,869	42,670	(5.4)%	45,108
BMW/MINI	21,520	(7.1)	23,160	20,109	(0.9)	20,283
Volkswagen/Audi/Porsche	20,217	8.4	18,645	11,799	3.8	11,370
Ford/Lincoln	18,710	(1.1)	18,925	18,880	(5.0)	19,882
Honda/Acura	15,882	2.0	15,575	17,017	(8.3)	18,549
Nissan	12,045	6.6	11,302	12,192	(11.8)	13,820
Chevrolet/GMC/Buick/Cadillac	10,713	(16.4)	12,811	12,811	(3.7)	13,307
Mercedes-Benz/smart/Sprinter	6,809	(7.3)	7,349	6,674	(1.3)	6,765
Chrysler/Dodge/Jeep/RAM	6,692	(1.6)	6,801	6,801	(14.6)	7,962
Hyundai/Kia	6,484	(4.8)	6,813	7,226	(23.0)	9,383
Other	3,478	(6.2)	3,708	2,668	(19.3)	3,305
Total	165,499	(1.5)%	167,958	158,847	(6.4)%	169,734
(1) The Scion brand was discontinued by Toyota during the third quarter of 2016.
Our new vehicle business is influenced by general economic conditions, consumer confidence, interest rates, fuel prices, supply conditions, relative attractiveness of our brand portfolio, consumer transportation preferences, unemployment rates and credit availability, as well as the level of manufacturer incentives. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Year Ended December 31, 2017 compared to 2016
In total, our Same Store new vehicle retail unit sales decreased 1.5% for the year ended December 31, 2017, as compared to the same period in 2016. The decrease was primarily driven by decreases of 1.7% and 6.8% in the U.S. and Brazil, respectively. The decline in our U.S. new vehicle retail sales was in line with the overall U.S. industry sales which decreased by 1.9% to 17.2 million units for the year ended December 31, 2017 from 17.5 million units in 2016. Our new vehicle unit sales were depressed by softness in our energy-dependent markets, such as Oklahoma and Texas. This softness was partially offset by replacement demand in our Houston and Beaumont markets following flooding from Hurricane Harvey that damaged hundreds of thousands of vehicles in the region. In addition, our U.S. new vehicle sales volume lagged the prior year as our operating team placed a heightened focus on improving new vehicle margins, resulting in lower unit sales volume. We experienced a 6.8% decline in our Same Store new vehicle retail unit sales in Brazil, which was weaker than the overall industry. This decline reflected our intentional efforts to prioritize margins over volume. Partially offsetting the declines in the U.S. and Brazil was a 1.1% increase in our U.K. Same Store new vehicle retail unit sales for the year ended December 31, 2017 compared to a year ago. This increase was despite a decline in industry sales in the U.K. of 5.7% to 2.5 million units for the year ended December 31, 2017, down from 2.7 million units in 2016. The strong performance in the U.K. compared to 2017 industry results is primarily attributable to our brand portfolio and management team.
Our total Same Store revenues from new vehicle retail sales increased 0.2% for the year ended December 31, 2017, as compared to the same period in 2016, driven by increases in the U.S. and Brazil that were partially offset by a decline in the U.K. The 0.4% increase in U.S. Same Store new vehicle revenue was primarily due to a 2.1% increase in average retail sales price to $37,483, which was partially offset by the decline in new vehicle retail units of 1.7% noted above. The increase in our U.S. Same Store average retail sales price for the year ended December 31, 2017 was primarily a result of our operating team’s focus on improving new vehicle margins noted above and a mix shift in sales from cars to trucks, which was driven by continued relatively low gas prices, as well as an increase in the demand for trucks in the hurricane impacted markets of the U.S. during the second half of 2017. U.S. new vehicle retail truck sales represented 61.0% of total Same Store new vehicle retail units sold for the year ended December 31, 2017, as compared to 56.9% for the same period last year. Our Brazil Same Store new vehicle revenues increased 6.0%, which was more than explained by the change in the exchange rate between periods. On a constant currency basis, our Brazil Same Store new vehicle revenues declined 2.2%, as a 5.0% increase in the average retail sales price was more than offset by the 6.8% decline in new vehicle retail units noted above. The increases in total Same Store new vehicle retail revenues in the U.S. and Brazil was partially offset by a 2.5% decline in our U.K. Same Store new vehicle revenues for the twelve months ended December 31, 2017 as compared to 2016. The increase of 1.1% in new vehicle retail unit sales in the U.K. was more than offset by the deterioration in the average new vehicle sales price of 3.6%. This decline is more than explained by the change in exchange rates between periods as on a constant currency basis, new vehicle revenue per retail unit increased 1.1% when compared to the same period a year ago.
Our total Same Store new vehicle gross profit decreased 0.1% for the year ended December 31, 2017, as compared to the same period in 2016, reflecting declines in the U.K. that were almost fully offset by increases in the U.S. and Brazil. In the U.S., Same Store new vehicle gross profit increased 0.7%, as the decline in retail units discussed above was more than offset by a 2.5% increase in gross profit PRU to $1,919, which was driven by the operating team’s initiatives to improve new vehicle margin and the additional demand in our Houston and Beaumont markets as a result of the impact of Hurricane Harvey. As noted above, the U.S. gross profit PRU was further bolstered by increased demand for trucks across the U.S. In Brazil, Same Store new vehicle gross profit rose 6.5% for the year ended December 31, 2017. The increase in gross profit in Brazil is more than explained by a favorable change in exchange rates. On a constant currency basis, Same Store new vehicle gross profit decreased 1.7%, as compared to the same period in 2016, as a 6.8% decrease in Same Store new vehicle retail units outpaced a 5.5% increase in gross profit per retail unit on a constant currency basis. Same Store new vehicle gross profit in the U.K. decreased 5.3%, primarily explained by a decline in gross profit PRU of 6.3% to $1,705. The decline in gross profit PRU was partially explained by the change in exchange rates between periods and the mix in volume-based manufacturer incentives as compared to last year. Our total Same Store new vehicle gross margin remained unchanged at 5.2% for the year ended December 31, 2017, as compared to the same period in 2016.
Year Ended December 31, 2016 compared to 2015
Our total Same Store revenues from new vehicle retail sales decreased 4.1% for the year ended December 31, 2016, as compared to the same period in 2015. This decrease was primarily driven by a decrease of 3.7% in U.S., coupled with a decrease of 20.9% in Brazil. The 3.7% decrease in U.S. Same Store new vehicle revenue was primarily due to the decline in new vehicle retail units of 7.0%, which was partially offset by a 3.6% increase in average retail sales price to $36,385. The increase in our U.S. Same Store average retail sales price for the year ended December 31, 2016 was primarily a result of a mix shift in sales from cars to trucks, generally driven by lower gas prices. U.S. new vehicle retail truck sales represented 56.6% of total Same Store new vehicle retail units sold for the year ended December 31, 2016, as compared to 51.8% for the same period in 2015. The 20.9% decrease in Brazil Same Store new vehicle revenues was primarily due to the decline in new vehicle retail units of 23.5%, partially offset by a 3.4% increase in the average new vehicle retail sales price as compared to 2015. The decrease in total Same Store new vehicle retail revenues in the U.S. and Brazil was partially offset by a 1.6% improvement in our U.K. Same Store new vehicle revenues for the twelve months ended December 31, 2016 as compared to 2015. This increase in the U.K. was the result of a 9.1% increase in new vehicle retail unit sales, partially offset by a 6.9% decline in the average new vehicle retail sales price. The decline in the average sales price was driven by the change in exchange rates between periods. On a constant currency basis, our U.K. Same Store average new vehicle retail sales price improved 4.9%.
Our total Same Store new vehicle gross profit decreased 2.0% for the year ended December 31, 2016, as compared to the same period in 2015, reflecting declines in the U.K. and Brazil. In the U.S., Same Store new vehicle gross profit increased 0.9%, as the decline in retail units was more than offset by an 8.5% increase in gross profit PRU to $1,845. The improvement in new vehicle gross profit PRU in the U.S. was primarily a result of our operating team’s disciplined new vehicle pricing that focused on increasing gross profit per retail unit. Offsetting the increase in the U.S., Same Store new vehicle gross profit, the U.K. decreased 2.6%, explained by a decline in gross profit PRU of 10.8% to $1,923. The decrease in gross profit and gross profit PRU in U.K. can be explained by the change in the exchange rate between periods. On a constant currency basis, Same Store new vehicle gross profit increased by 9.5% and gross profit PRU remained relatively flat, as compared to 2015. In Brazil, Same Store new vehicle gross profit declined 30.7% for the year ended December 31, 2016. The decrease in gross profit in Brazil is primarily explained by the 23.5% decrease in new units sold, coupled with a decrease in gross profit PRU of 9.5% to $1,704. The combination of a 4.1% decline in our total Same Store new vehicle revenues and a 2.0% decrease in total Same Store new vehicle gross profit resulted in a 10 basis point increase in our total Same Store new vehicle gross margin for the year ended December 31, 2016, as compared to the same period in 2015, from 5.1% to 5.2%.
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the twelve-month periods ended December 31, 2017, 2016, and 2015 was $48.9 million, $49.2 million, and $50.5 million, respectively. The amount of interest assistance that we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates in effect at the time, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from approximately 88.0% of our quarterly floorplan interest expense in the first quarter of 2017 to 139.9% for the third quarter of 2015. In the U.S., manufacturer's interest assistance was 101.6% of floorplan interest expense for the year ended December 31, 2017.
We increased our new vehicle inventory levels by $38.2 million, or 3.3%, from $1,156.4 million as of December 31, 2016 to $1,194.6 million as of December 31, 2017, primarily as a result of dealership acquisition activity during the year. Our consolidated days' supply of new vehicle inventory was 61 days as of December 31, 2017, which is down from 62 days on December 31, 2016.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2017	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2016	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015
Retail Unit Sales
Same Stores
U.S.	100,542	(3.7)%		104,451	104,451	1.3%		103,151
U.K.	19,632	8.7%		18,062	14,861	5.6%		14,074
Brazil	3,974	3.0%		3,859	4,325	2.5%		4,221
Total Same Stores	124,148	(1.8)%		126,372	123,637	1.8%		121,446
Transactions	5,785			2,759	5,494			2,707
Total	129,933	0.6%		129,131	129,131	4.0%		124,153
Retail Sales Revenues
Same Stores
U.S.	$2,146,803	(3.2)%	N/A	$2,217,717	$2,203,802	2.2%	N/A	$2,155,468
U.K.	447,777	6.8%	12.2%	419,455	332,439	(5.4)%	6.5%	351,311
Brazil	86,298	19.0%	9.6%	72,549	76,063	0.5%	5.8%	75,658
Total Same Stores	2,680,878	(1.1)%	(0.5)%	2,709,721	2,612,304	1.2%	2.9%	2,582,437
Transactions	118,108			47,992	145,409			56,532
Total	$2,798,986	1.5%	2.2%	$2,757,713	$2,757,713	4.5%	6.7%	$2,638,969
Gross Profit
Same Stores
U.S.	$143,688	(6.6)%	N/A	$153,911	$152,960	(1.3)%	N/A	$154,958
U.K.	22,147	3.7%	9.6%	21,350	17,514	(4.5)%	7.4%	18,335
Brazil	6,488	43.1%	34.6%	4,533	4,716	56.7%	63.5%	3,009
Total Same Stores	172,323	(4.2)%	(3.7)%	179,794	175,190	(0.6)%	0.7%	176,302
Transactions	5,232			2,685	7,289			3,168
Total	$177,555	(2.7)%	(2.1)%	$182,479	$182,479	1.7%	3.3%	$179,470
Gross Profit per Retail
Unit Sold
Same Stores
U.S.	$1,429	(3.1)%	N/A	$1,474	$1,464	(2.5)%	N/A	$1,502
U.K.	$1,128	(4.6)%	0.8%	$1,182	$1,179	(9.5)%	1.7%	$1,303
Brazil	$1,633	39.0%	30.7%	$1,175	$1,090	52.9%	59.5%	$713
Total Same Stores	$1,388	(2.5)%	(1.9)%	$1,423	$1,417	(2.4)%	(1.1)%	$1,452
Transactions	$904	(7.1)%		$973	$1,327	13.4%		$1,170
Total	$1,367	(3.3)%	(2.7)%	$1,413	$1,413	(2.3)%	(0.7)%	$1,446
Gross Margin
Same Stores
U.S.	6.7%			6.9%	6.9%			7.2%
U.K.	4.9%			5.1%	5.3%			5.2%
Brazil	7.5%			6.2%	6.2%			4.0%
Total Same Stores	6.4%			6.6%	6.7%			6.8%
Transactions	4.4%			5.6%	5.0%			5.6%
Total	6.3%			6.6%	6.6%			6.8%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2017	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2016	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015
Wholesale Unit Sales
Same Stores
U.S.	37,415	(7.3)%		40,361	40,457	(5.8)%		42,928
U.K.	14,861	3.0%		14,428	11,645	2.5%		11,360
Brazil	997	6.7%		934	1,086	(10.5)%		1,214
Total Same Stores	53,273	(4.4)%		55,723	53,188	(4.2)%		55,502
Transactions	3,871			1,616	4,151			1,724
Total	57,144	(0.3)%		57,339	57,339	0.2%		57,226
Wholesale Sales Revenues
Same Stores
U.S.	$248,922	(8.7)%	N/A	$272,623	$270,687	(2.9)%	N/A	$278,909
U.K.	113,082	(2.9)%	1.9%	116,519	90,468	(10.2)%	1.1%	100,706
Brazil	12,144	314.6%	287.3%	2,929	3,116	(41.8)%	(34.4)%	5,354
Total Same Stores	374,148	(4.6)%	(3.3)%	392,071	364,271	(5.4)%	(2.3)%	384,969
Transactions	26,022			9,792	37,592			12,282
Total	$400,170	(0.4)%	1.1%	$401,863	$401,863	1.2%	5.2%	$397,251
Gross Profit
Same Stores
U.S.	$(2,452)	17.3%	N/A	$(2,964)	$(3,120)	(274.1)%	N/A	$(834)
U.K.	(831)	25.9%	33.2%	(1,122)	(100)	90.8%	83.2%	(1,083)
Brazil	838	341.1%	311.2%	190	192	(50.8)%	(44.5)%	390
Total Same Stores	(2,445)	37.2%	37.8%	(3,896)	(3,028)	(98.3)%	(102.1)%	(1,527)
Transactions	(297)			(546)	(1,414)			(393)
Total	$(2,742)	38.3%	38.8%	$(4,442)	$(4,442)	(131.4)%	(146.9)%	$(1,920)
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$(66)	9.6%	N/A	$(73)	$(77)	(305.3)%	N/A	$(19)
U.K.	$(56)	28.2%	35.2%	$(78)	$(9)	90.5%	83.6%	$(95)
Brazil	$841	314.3%	285.3%	$203	$177	(44.9)%	(37.9)%	$321
Total Same Stores	$(46)	34.3%	34.9%	$(70)	$(57)	(103.6)%	(110.9)%	$(28)
Transactions	$(77)	77.2%		$(338)	$(341)	(49.6)%		$(228)
Total	$(48)	37.7%	38.5%	$(77)	$(77)	(126.5)%	(146.5)%	$(34)
Gross Margin
Same Stores
U.S.	(1.0)%			(1.1)%	(1.2)%			(0.3)%
U.K.	(0.7)%			(1.0)%	(0.1)%			(1.1)%
Brazil	6.9%			6.5%	6.2%			7.3%
Total Same Stores	(0.7)%			(1.0)%	(0.8)%			(0.4)%
Transactions	(1.1)%			(5.6)%	(3.8)%			(3.2)%
Total	(0.7)%			(1.1)%	(1.1)%			(0.5)%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2017	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2016	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015
Used Vehicle Unit Sales
Same Stores
U.S.	137,957	(4.7)%		144,812	144,908	(0.8)%		146,079
U.K.	34,493	6.2%		32,490	26,506	4.2%		25,434
Brazil	4,971	3.7%		4,793	5,411	(0.4)%		5,435
Total Same Stores	177,421	(2.6)%		182,095	176,825	(0.1)%		176,948
Transactions	9,656			4,375	9,645			4,431
Total	187,077	0.3%		186,470	186,470	2.8%		181,379
Sales Revenues
Same Stores
U.S.	$2,395,725	(3.8)%	N/A	$2,490,340	$2,474,489	1.6%	N/A	$2,434,377
U.K.	560,859	4.6%	10.0%	535,974	422,907	(6.4)%	5.3%	452,017
Brazil	98,442	30.4%	20.4%	75,478	79,179	(2.3)%	3.1%	81,012
Total Same Stores	3,055,026	(1.5)%	(0.8)%	3,101,792	2,976,575	0.3%	2.2%	2,967,406
Transactions	144,130			57,784	183,001			68,814
Total	$3,199,156	1.3%	2.1%	$3,159,576	$3,159,576	4.1%	6.5%	$3,036,220
Gross Profit
Same Stores
U.S.	$141,236	(6.4)%	N/A	$150,947	$149,840	(2.8)%	N/A	$154,124
U.K.	21,316	5.4%	12.0%	20,228	17,414	0.9%	13.1%	17,252
Brazil	7,326	55.1%	45.7%	4,723	4,908	44.4%	51.1%	3,399
Total Same Stores	169,878	(3.4)%	(2.9)%	175,898	172,162	(1.5)%	(0.2)%	174,775
Transactions	4,935			2,139	5,875			2,775
Total	$174,813	(1.8)%	(1.2)%	$178,037	$178,037	0.3%	1.7%	$177,550
Gross Profit per Used
Vehicle Unit Sold
Same Stores
U.S.	$1,024	(1.7)%	N/A	$1,042	$1,034	(2.0)%	N/A	$1,055
U.K.	$618	(0.8)%	5.5%	$623	$657	(3.1)%	8.5%	$678
Brazil	$1,474	49.6%	40.5%	$985	$907	45.1%	51.7%	$625
Total Same Stores	$957	(0.9)%	(0.4)%	$966	$974	(1.4)%	(0.1)%	$988
Transactions	$511	4.5%		$489	$609	(2.7)%		$626
Total	$934	(2.2)%	(1.5)%	$955	$955	(2.5)%	(1.1)%	$979
Gross Margin
Same Stores
U.S.	5.9%			6.1%	6.1%			6.3%
U.K.	3.8%			3.8%	4.1%			3.8%
Brazil	7.4%			6.3%	6.2%			4.2%
Total Same Stores	5.6%			5.7%	5.8%			5.9%
Transactions	3.4%			3.7%	3.2%			4.0%
Total	5.5%			5.6%	5.6%			5.8%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory.
Year Ended December 31, 2017 compared to 2016
Our total Same Store used vehicle retail revenues decreased $28.8 million, or 1.1%, for the twelve months ended December 31, 2017, as compared to 2016, reflecting a 1.8% decrease in total Same Store used vehicle retail unit sales partially offset by a 0.7% increase in average used vehicle retail selling price to $21,594. In the U.S., Same Store used vehicle retail revenues decreased $70.9 million, or 3.2%, reflecting a 3.7% decrease in Same Store used vehicle retail unit sales partially offset by a 0.6%, or $120, increase in Same Store average used vehicle retail sales price. The decline in Same Store used vehicle retail unit sales was driven by a 5.1% decline in sales in our energy dependent markets of Texas and Oklahoma. While Hurricane Harvey replacement demand lifted our used vehicle retail unit sales in certain U.S. markets for the fourth quarter of 2017, it was not enough to fully offset the impact of depressed oil prices in those markets for the full year. Our U.S. Same Store CPO volume decreased 1.6% to 27,345 units sold for the twelve months ended December 31, 2017, as compared to the same period in 2016. As a percentage of total U.S. Same Store used vehicle retail unit sales, CPO units increased 60 basis points to 27.2% for the year ended December 31, 2017 as compared to the same period in 2016. In the U.K., Same Store used vehicle retail revenues increased 6.8% for the year ended December 31, 2017 as compared to same period in the prior year. This increase in Same Store used vehicle retail revenue was driven by an 8.7% increase in Same Store used vehicle retail unit sales, partially offset by a 1.8% decrease in Same Store average used vehicle retail sales price to $22,809. The decline in the U.K. Same Store used vehicle average sales price was more than explained by the change in exchange rates between periods, as on a constant currency basis, Same Store average used vehicle retail sales price increased 3.3%. The increase in used vehicle retail unit sales and average used vehicle retail sales price in the U.K. was primarily driven by a strong performance from our operating team, as well as the road tariff that went into effect in April 2017 that lowered associated taxes on used vehicles relative to new vehicles, shifting consumer demand towards used vehicles. In Brazil, for the twelve months ended December 31, 2017, Same Store used vehicle retail revenues increased 19.0% as compared to 2016, reflecting a 15.5% increase in the average used vehicle retail selling price, coupled with 3.0% increase in Same Store used vehicle retail unit sales. This improvement reflects an increased focus by our operations team and enhanced processes that are being implemented.
In total, our Same Store used vehicle retail total gross profit for the year ended December 31, 2017, decreased 4.2%, compared to the same period in 2016, reflecting a decline in the U.S. that was partially offset by improvements in the U.K. and Brazil. In the U.S., Same Store used vehicle gross profit decreased by 6.6%, driven by the unit decline discussed previously, coupled with a decrease in Same Store used vehicle gross profit PRU of 3.1%, or $45. In the U.K., Same Store used vehicle retail gross profit increased 3.7%, reflecting an improvement of 8.7% in Same Store used vehicle retail unit sales partially offset by a 4.6%, decrease in Same Store used vehicle gross profit PRU. This decline in gross profit PRU is more than explained by the change in the exchange rate between periods as on a constant currency basis, Same Store used vehicle gross profit PRU in the U.K. increased 0.8% over the same comparable period. The increases in the U.K. were primarily a result of improving used vehicle demand and a strong performance by our operating team. In Brazil, the increase of 43.1% in Same Store used vehicle retail gross profit resulted from the increase of 39.0% and 3.0% in the Same Store used vehicle retail gross profit PRU and unit sales, respectively. The improvement in Brazil is primarily a result of increased focus on used vehicle operations and the implementation of new and improved sales processes by our local operating team.
During the twelve months ended December 31, 2017, total Same Store used vehicle wholesale revenue decreased 4.6%, as compared to the same period in 2016, driven by declines in the U.S. and U.K., which were partially offset by an increase in Brazil. In the U.S., the 8.7% decrease in Same Store used vehicle wholesale revenue for the year ended December 31, 2017, was the result of a 7.3% decrease in used wholesale vehicle unit sales coupled with 1.5% decrease in Same Store used vehicle wholesale average sales price. The decline in U.S. used vehicle wholesale unit sales volume was primarily driven by the execution of strategic initiatives designed to sell more vehicles through retail channels and reduce our reliance on the wholesale auction markets. In the U.K., Same Store used vehicle wholesale revenue declined 2.9%, more than explained by the change in exchange rates between periods. On a constant currency basis, Same Store used vehicle wholesale sales in the U.K. improved 1.9%, as the increase in unit sales outpaced a 1.0% decline in Same Store used vehicle wholesale average sales price. In Brazil, Same Store used vehicle wholesale revenue increased primarily as a result of an improvement in Same Store used vehicle wholesale average sales price, coupled with a 6.7% increase in Same Store wholesale used vehicle unit sales.
Our total Same Store used vehicle wholesale gross profit increased 37.2% from a loss of $3.9 million for the year ended December 31, 2016, to a loss of $2.4 million for the comparable period in 2017. This increase was driven by a $24 increase in our Same Store used vehicle wholesale gross profit per unit from a loss of $70 per unit for the twelve months ended December 31, 2016, to a loss of $46 per unit for the same period this year, coupled with a decrease in total Same Store used vehicle wholesale units of 4.4%. In the U.S., Same Store used vehicle wholesale gross profit increased 17.3% for the year ended

December 31, 2017, primarily as a result of a 9.6% increase in Same Store wholesale gross profit per unit from a loss of $73 for the year ended 2016 to a loss of $66 for the comparable period in 2017, coupled with a 7.3% decrease in used vehicle wholesale units from the same period. The increase in used vehicle wholesale gross profit for the year ended 2017, corresponds with a 3.6% increase in the Same Store used vehicle average market prices during 2017, as reflected in the Manheim index. In the U.K., the 25.9% increase in profitability was driven by a 28.2% increase in Same Store used vehicle gross profit per unit, from a loss of $78 for the twelve months ended December 31, 2016 to a loss of $56 for the same period in 2017, which was partially offset by a 3.0% increase in Same Store used vehicle wholesale units as compared to the same period in 2016. In Brazil, the increase in Same Store used vehicle wholesale gross profit for the year ended 2017, was driven by the increase in Same Store used vehicle wholesale gross profit per unit coupled with a 6.7% increase in Same Store used vehicle wholesale units.
Year Ended December 31, 2016 compared to 2015
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
In total, our Same Store used vehicle retail total gross profit for the year ended December 31, 2016, decreased 0.6%, compared to the same period in 2015, reflecting declines in the U.S. and U.K. segments that were partially offset by improvements in Brazil. In the U.S., Same Store used vehicle gross profit decreased by 1.3%, driven by a decline in Same Store used vehicle gross profit PRU of 2.5%, or $38, partially offset by an increase in Same Store used vehicle retail unit sales of 1.3%. The vehicle gross profit PRU decline in the U.S. was the result of an increased supply of used vehicle inventory, specifically car inventory, which occurred during the fourth quarter of 2016. In the U.K., Same Store used vehicle retail gross profit declined 4.5%, reflecting a 9.5% decrease in Same Store gross profit PRU that was partially offset by the 5.6% improvement in Same Store used vehicle retail unit sales described above. These declines in the U.K. can be explained by the change in exchange rates between periods as, on a constant currency basis, Same Store used vehicle retail gross profit and used vehicle gross profit PRU in the U.K. improved 7.4% and 1.7%, respectively. The increases in the U.K. were primarily a result of improving industry conditions and a strong performance by our operating teams. In Brazil, the increase of 56.7% in Same Store used vehicle retail gross profit resulted from a $377, or 52.9%, increase in Same Store used vehicle retail gross profit PRU coupled with a 2.5% increase in Same Store used vehicle retail unit sales. The improvement in Brazil is primarily a result of increased focus on used vehicle operations and the implementation of new and improved sales processes by our local operating team.
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

Our total Same Store used vehicle wholesale gross profit decreased 98.3% from a loss of $1.5 million for the year ended December 31, 2015, to a loss of $3.0 million for the comparable period in 2016. This decrease was driven by a $29 decrease in our Same Store used vehicle wholesale gross profit per unit from a loss of $28 per unit for the twelve months ended December 31, 2015, to a loss of $57 per unit for the same period this year, partially offset by a decrease in total Same Store used vehicle wholesale units of 4.2%. In the U.S., used vehicle wholesale gross profit declined $2.3 million for the year ended December 31, 2016, primarily as a result of a $58 decrease in wholesale gross profit per unit from a loss of $19 for the year ended 2015 to a loss of $77 for the comparable period in 2016, which was partially offset by a 5.8% decline in used vehicle wholesale units from the same period. In the U.K., the $1.0 million increase in profitability was driven by an increase in used vehicle gross profit per unit, from a loss of $95 for the twelve months ended December 31, 2015 to a loss of $9 for the same period in 2016. In Brazil, the decline in Same Store used vehicle wholesale gross profit was driven by a decrease in Same Store used vehicle wholesale gross profit per unit of $144.
As of December 31, 2017, we increased our used vehicle inventory levels by $55.9 million, or 19.0%, from December 31, 2016 to $350.8 million, primarily in response to continued improvement in the used vehicle selling environment in the U.K and Brazil and the acquisition of additional dealerships. Our consolidated days' supply of used vehicle inventory increased to 39 days, as of December 31, 2017, as compared to 35 days as of December 31, 2016.

Parts and Service Data
(dollars in thousands)

	For The Year Ended December 31,
	2017	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2016	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015
Parts and Service Revenues
Same Stores
U.S.	$1,118,749	5.3%	N/A	$1,062,465	$1,054,945	4.8%	N/A	$1,006,640
U.K.	138,143	0.2%	5.0%	137,800	98,273	(3.8)%	8.5%	102,183
Brazil	45,944	16.0%	7.2%	39,623	43,977	(1.3)%	4.8%	44,542
Total Same Stores	1,302,836	5.1%	5.3%	1,239,888	1,197,195	3.8%	5.1%	1,153,365
Transactions	35,196			21,419	64,112			32,828
Total	$1,338,032	6.1%	6.4%	$1,261,307	$1,261,307	6.3%	8.1%	$1,186,193
Gross Profit
Same Stores
U.S.	$599,933	4.0%	N/A	$576,925	$572,729	4.1%	N/A	$549,952
U.K.	79,083	3.7%	8.6%	76,235	54,509	(2.6)%	9.9%	55,970
Brazil	21,100	31.0%	21.1%	16,110	17,398	(8.7)%	(2.7)%	19,050
Total Same Stores	700,116	4.6%	4.9%	669,270	644,636	3.1%	4.4%	624,972
Transactions	19,573			10,730	35,364			17,187
Total	$719,689	5.8%	6.3%	$680,000	$680,000	5.9%	7.7%	$642,159
Gross Margin
Same Stores
U.S.	53.6%			54.3%	54.3%			54.6%
U.K.	57.2%			55.3%	55.5%			54.8%
Brazil	45.9%			40.7%	39.6%			42.8%
Total Same Stores	53.7%			54.0%	53.8%			54.2%
Transactions	55.6%			50.1%	55.2%			52.4%
Total	53.8%			53.9%	53.9%			54.1%
Year Ended December 31, 2017 compared to 2016
Our total Same Store parts and service revenues increased 5.1% to $1,302.8 million for the year ended December 31, 2017, as compared to the same period in 2016, more than explained by growth in all three regions, with currency changes a partial offset. For the twelve months ended December 31, 2017, our U.S. Same Store parts and service revenues increased 5.3%, or $56.3 million, reflecting a 9.8% increase in warranty parts and service revenues, a 4.9% increase in wholesale parts revenues, a 3.8% increase in collision parts and service revenues, and a 3.8% increase in customer-pay parts and service revenues, when compared to the same period in 2016. The growth in our warranty and customer-pay parts and service revenue in the U.S. was supported by the continued progress we are making in adding service technicians and advisors, expanding shop capacity where applicable, and improving accessibility via better customer contact handling and expanded hours. In addition, the increase in warranty parts and service revenue in the U.S. was driven by high volume recall campaigns within our Nissan, Ford, and Lexus brands. The increase in collision revenue was primarily attributable to the continued addition of technicians to increase operating capacity, as well as the expansion of our collision facilities and direct repair programs with insurance companies.
Our U.K. Same Store parts and service revenues increased 0.2%, or $0.3 million. On a constant currency basis, U.K. Same Store parts and service revenues increased 5.0%, representing a 10.0% increase in warranty parts and service revenues, a 5.9% increase in collision revenues parts and service revenues, a 4.7% increase in wholesale parts and service revenues and a 2.9% increase in customer-pay parts and service revenues for the year ended December 31, 2017, as compared to the same period a year ago. Our increase in warranty parts and service revenues was primarily due to an increase in recalls from BMW and Audi during 2017. Additionally, the growth in collision revenues in the U.K. was primarily a result of management initiatives to enhance processes and increase productivity.
Our Same Store parts and service revenues in Brazil increased 16.0%, or $6.3 million, primarily driven by an increase of 37.6% in warranty revenues, a 17.9% increase in collision revenue and a 12.2% increase in customer-pay parts and service revenues, partially offset by a strategic decision to exit the wholesale parts business in Brazil at the end of 2016.
Our total Same Store parts and service gross profit for the year ended December 31, 2017 increased 4.6%, as compared to the same period in 2016. The increase in gross profit was driven by a 4.0% increase the U.S., a 31.0% increase in Brazil and a 3.7% increase in the U.K. In Brazil, on a constant currency basis, Same Store parts and service gross profit increased 21.1%, primarily reflecting improvements in our warranty parts and service revenue due to an implementation of new and enhanced processes. The increase in the U.S. was driven by growth in each of our parts and service business sectors, primarily reflecting continued efforts to improve our processes. The increase in U.K. was driven by improvements in our warranty parts and service revenue, primarily due to an increase in high volume recalls within our BMW and Audi brands as noted above.
Our total Same Store parts and service gross margin declined 30 basis points, for the year ended December 31, 2017 as compared to the same period in 2016. The decrease in gross margin was driven by a 70 basis point decline in the U.S., partially offset by improvements in Brazil and the U.K. The decline in the U.S. primarily reflects a decrease in internal work between parts and service departments of our dealerships and the new and used vehicle departments, as a result of a decline in total retail vehicle sales volumes for the year ended December 31, 2017 as compared to the same period in 2016. The improvement in Same Store parts and service gross margin in Brazil was the result of improved profitability in our warranty parts and service, wholesale parts, and customer-pay parts and service businesses as a result of strategic initiatives implemented by our operating team. The improvement in the U.K. is a result of improved internal work and higher labor rates charged on customer-pay and warranty parts and service sales.
Year Ended December 31, 2016 compared to 2015
Our total Same Store parts and service revenues increased 3.8% to $1,197.2 million for the year ended December 31, 2016, as compared to the same period in 2015, more than explained by growth in all three regions, partially offset by unfavorable exchange movements in the U.K. and Brazil. For the twelve months ended December 31, 2016, our U.S. Same Store parts and service revenues increased 4.8%, or $48.3 million, reflecting a 4.9% increase in customer-pay parts and service revenues, a 5.9% increase in warranty parts and service revenues, a 5.2% increase in collision revenues, and a 3.3% increase in wholesale parts revenues, when compared to the same period in 2015. The growth in U.S. customer-pay parts and service revenues was supported by the continued progress we are making in adding service technicians, and expanding shop capacity where applicable. The increase in warranty parts and service revenues was primarily driven by high volume recall campaigns from Toyota, Ford, Nissan, Mercedes-Benz, Honda, General Motors, Hyundai, and FCA US (formerly Chrysler) that occurred in 2016 compared to 2015. The increase in collision revenues was primarily attributable to strategic initiatives that continue to enhance our operational processes, the addition of technicians to add operating capacity and the expansion of direct repair programs with insurance companies. The increase in wholesale parts revenues was primarily due to increased focus and better overall management of this portion of our business in a few key markets.
Our U.K. Same Store parts and service revenues decreased 3.8%, or $3.9 million, for the year ended December 31, 2016, as compared to the same period in 2015. This decline is more than explained by the exchange rate, as Same Store parts and service revenues increased 8.5% on a constant currency basis, representing a 7.3% increase in customer pay parts and service revenues, a 9.4% increase in warranty parts and service revenues, a 9.0% increase in wholesale parts revenues, and a 11.4% increase in collision revenues. These increases were primarily a result of management initiatives to enhance processes and increase productivity. Additionally, the growth in warranty parts and service revenues in the U.K. was primarily due to an increase in high volume recalls from BMW and Audi that occurred during 2016 relative to 2015.
Our Same Store parts and service revenues in Brazil decreased 1.3%, or $0.6 million, more than explained by the exchange rate. Brazil Same Store parts and service revenues increased 4.8% on a constant currency basis in 2016 compared to the same period last year. The increase in Brazil Same Store parts and service revenues on a constant currency basis was due to an increase of 15.1% in collision revenues, 10.7% increase in warranty revenues, and 1.9% increase in customer pay parts and service revenues in 2016 compared to 2015.
Our total Same Store parts and service gross profit for the year ended December 31, 2016 increased 3.1%, as compared to the same period in 2015. The increase in gross profit was driven by a 4.1% increase in the U.S., partially offset by declines of 2.6% and 8.7% in the U.K. and Brazil, respectively. The increase in the U.S. was driven by increases in our customer-pay, warranty, and collision businesses. The decrease in U.K. can be more than explained by the change in exchange rate between the periods, as on constant currency basis U.K. Same Store parts and service gross profit increased 9.9%. In Brazil, on a constant currency basis, Same Store parts and service gross profit declined 2.7%, reflecting a mix shift away from our customer-pay parts and service business towards our collision and warranty parts and service businesses that generate lower margins on a relative basis.
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

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	For The Year Ended December 31,
	2017	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2016	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015
Retail New and Used Unit Sales
Same Stores
U.S.	226,789	(2.6)%		232,892	233,379	(3.5)%		241,750
U.K.	50,686	3.9%		48,781	35,262	7.6%		32,775
Brazil	12,172	(3.8)%		12,657	13,843	(16.9)%		16,655
Total Same Stores	289,647	(1.6)%		294,330	282,484	(3.0)%		291,180
Transactions	12,486			6,854	18,700			7,587
Total	302,133	0.3%		301,184	301,184	0.8%		298,767
Retail Finance Fees
Same Stores
U.S.	$115,794	(4.5)%	N/A	$121,267	$120,323	(1.3)%	N/A	$121,868
U.K.	23,233	14.5%	18.9%	20,288	15,679	4.8%	18.5%	14,955
Brazil	2,331	52.4%	42.4%	1,530	1,660	(0.5)%	4.7%	1,668
Total Same Stores	141,358	(1.2)%	(0.7)%	143,085	137,662	(0.6)%	0.9%	138,491
Transactions	5,321			1,713	7,136			2,843
Total	$146,679	1.3%	1.9%	$144,798	$144,798	2.5%	4.5%	$141,334
Vehicle Service Contract Fees
Same Stores
U.S.	$144,109	1.4%	N/A	$142,105	$142,348	(0.3)%	N/A	$142,706
U.K.	639	22.4%	26.9%	522	513	(26.9)%	(16.4)%	702
Brazil	—	—%	—%	—	—	—%	—%	—
Total Same Stores	144,748	1.5%	1.5%	142,627	142,861	(0.4)%	(0.3)%	143,408
Transactions	858			1,253	1,019			1,288
Total	$145,606	1.2%	1.2%	$143,880	$143,880	(0.6)%	(0.5)%	$144,696
Insurance and Other
Same Stores
U.S.	$112,098	2.6%	N/A	$109,209	$108,873	1.7%	N/A	$107,029
U.K.	13,890	(6.0)%	(1.3)%	14,772	9,502	12.3%	26.4%	8,460
Brazil	5,811	34.5%	24.2%	4,322	4,787	(2.3)%	1.5%	4,900
Total Same Stores	131,799	2.7%	2.9%	128,303	123,162	2.3%	3.4%	120,389
Transactions	4,918			3,673	8,814			2,367
Total	$136,717	3.6%	3.8%	$131,976	$131,976	7.5%	9.2%	$122,756
Total Finance and Insurance Revenues
Same Stores
U.S.	$372,001	(0.2)%	N/A	$372,581	$371,544	—%	N/A	$371,603
U.K.	37,762	6.1%	10.7%	35,582	25,694	6.5%	20.3%	24,117
Brazil	8,142	39.1%	28.9%	5,852	6,447	(1.8)%	2.3%	6,568
Total Same Stores	417,905	0.9%	1.2%	414,015	403,685	0.3%	1.2%	402,288
Transactions	11,097			6,639	16,969			6,498
Total	$429,002	2.0%	2.3%	$420,654	$420,654	2.9%	4.1%	$408,786

Finance and Insurance Revenues per Unit Sold
Same Stores
U.S.	$1,640	2.5%	N/A	$1,600	$1,592	3.6%	N/A	$1,537
U.K.	$745	2.2%	6.5%	$729	$729	(1.0)%	11.8%	$736
Brazil	$669	44.8%	34.0%	$462	$466	18.3%	23.1%	$394
Total Same Stores	$1,443	2.6%	2.8%	$1,407	$1,429	3.4%	4.4%	$1,382
Transactions	$889			$969	$907			$856
Total	$1,420	1.6%	2.0%	$1,397	$1,397	2.1%	3.3%	$1,368
Adjusted Total Finance and Insurance Revenues(1)
Same Stores
U.S.	$378,551	1.6%	N/A	$372,581	$371,544	—%	N/A	$371,603
U.K.	37,762	6.1%	10.7%	35,582	25,694	6.5%	20.3%	24,117
Brazil	8,142	39.1%	28.9%	5,852	6,447	(1.8)%	2.3%	6,568
Total Same Stores	424,455	2.5%	2.8%	414,015	403,685	0.3%	1.2%	402,288
Transactions	11,097			6,639	16,969			6,498
Total	$435,552	3.5%	3.8%	$420,654	$420,654	2.9%	4.1%	$408,786
Adjusted Finance and Insurance Revenues per Unit Sold(1)
Same Stores
U.S.	$1,669	4.3%	N/A	$1,600	$1,592	3.6%	N/A	$1,537
U.K.	$745	2.2%	6.5%	$729	$729	(1.0)%	11.8%	$736
Brazil	$669	44.8%	34.0%	$462	$466	18.3%	23.1%	$394
Total Same Stores	$1,465	4.1%	4.4%	$1,407	$1,429	3.4%	4.4%	$1,382
Transactions	$889			$969	$907			$856
Total	$1,442	3.2%	3.5%	$1,397	$1,397	2.1%	3.3%	$1,368
(1) See “Non-GAAP Financial Measures” for more details.
Year Ended December 31, 2017 compared to 2016
Our efforts to improve our finance and insurance business processes have continued to generate growth. Our total Same Store finance and insurance revenue increased by $3.9 million, or 0.9%, to $417.9 million for the year ended December 31, 2017, as compared to the same period in 2016. After adjusting for $6.6 million in chargeback expense for reserves associated with expected finance and insurance product cancellations on vehicles sold by the Company and damaged by flooding from Hurricane Harvey, our adjusted total Same Store finance and insurance revenue increased $10.4 million, or 2.5%, to $424.5 million for the year ended December 31, 2017. All of our segments generated improvements compared to the same period in 2016. Our adjusted U.S. Same Store finance and insurance revenue grew $6.0 million, or 1.6%, as increases in income per contract and penetration rates for most of our major U.S. product offerings were partially offset by a 2.6% decline in our U.S. retail unit sales volume and an increase in our chargeback experience. In the U.K., our Same Store finance and insurance revenue increased $2.2 million, or 6.1%, for the year ended December 31, 2017, as compared to 2016, primarily related to improvements in income per contract for our retail finance and vehicle service contract fees coupled with a 3.9% growth in total retail sales volume. The increases in the U.K. finance and insurance revenue were partially offset by declines in finance fee penetration rates and an increase in chargeback expense. Our Brazil Same Store finance and insurance revenue increased 39.1%, or $2.3 million, for the year ended December 31, 2017, as compared to 2016. This improvement was related to increases in penetration rates and income per contract for our retail finance fees and also reflects an increase in vehicle insurance revenue. For the year ended December 31, 2017, our total Same Store finance and insurance revenue PRU increased 2.6% to $1,443, as compared to the same period in 2016. On an adjusted basis, our total Same Store finance and insurance revenue PRU improved 4.1% to $1,465, as compared to 2016. The improvement can be explained by increases in PRU for all of our segments as compared to last year.
Year Ended December 31, 2016 compared to 2015
Our total Same Store finance and insurance revenues improved $1.4 million to $403.7 million for the year ended December 31, 2016, as compared to 2015, primarily driven by an increase in the U.K. partially offset by a decline in Brazil. Our

U.K. Same Store finance and insurance revenue increased $1.6 million, or 6.5%, reflecting a 7.6% increase in new and used vehicle retail unit sales volume, coupled with an increase in our penetration rates and income per contract. These increases were partially offset by the change in exchange rates between periods. Our Brazil Same Store finance and insurance revenue declined 1.8% for the year ended December 31, 2016 when compared to 2015, primarily as a result of the change in exchange rates between periods. On a constant currency basis, Brazil Same Store finance and insurance revenues increased 2.3%, despite a 16.9% decrease in retail unit sales. Our U.S. Same Store finance and insurance revenues remained about flat for the year ended December 31, 2016, as compared to 2015, as increases in income per contract and penetration rates for most of our major U.S. product offerings were offset by a 3.5% decline in new and used vehicle retail unit sales volumes and an increase in our overall chargeback experience. On a PRU basis, our total Same Store finance and insurance revenues improved 3.4% to $1,429, as compared to the same period in 2015. This improvement can be explained by increases in the U.S. and Brazil of 3.6% and 18.3%, respectively, compared to the same period in 2015. These increases were partially offset by a 1.0% decline in the U.K. that can be explained by the change in exchange rates between periods. On a constant currency basis, our Same Store finance and insurance revenues PRU in the U.K. increased 11.8% for the twelve month ended December 31, 2016 as compared to last year.

Selling, General and Administrative Data
(dollars in thousands)

	For The Year Ended December 31,
	2017	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2016	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015
Personnel
Same Stores
U.S.	$620,073	0.7%	N/A	$615,620	$613,894	2.4%	N/A	$599,609
U.K.	92,226	3.8%	8.6%	88,826	65,148	(0.6)%	12.2%	65,524
Brazil	27,671	24.8%	15.9%	22,166	23,912	0.1%	5.1%	23,898
Total Same Stores	739,970	1.8%	2.1%	726,612	702,954	2.0%	3.4%	689,031
Transactions	24,561			14,309	37,967			19,573
Total	$764,531	3.2%	3.6%	$740,921	$740,921	4.6%	6.4%	$708,604
Advertising
Same Stores
U.S.	$65,104	(2.9)%	N/A	$67,039	$67,334	1.2%	N/A	$66,560
U.K.	5,375	(5.8)%	(1.6)%	5,706	4,315	(5.7)%	6.8%	4,574
Brazil	885	(24.3)%	(29.4)%	1,169	1,286	(2.6)%	1.6%	1,320
Total Same Stores	71,364	(3.4)%	(3.2)%	73,914	72,935	0.7%	1.5%	72,454
Transactions	2,756			1,418	2,397			2,174
Total	$74,120	(1.6)%	(1.3)%	$75,332	$75,332	0.9%	2.1%	$74,628
Rent and Facility Costs
Same Stores
U.S.	$79,748	(1.6)%	N/A	$81,059	$81,523	0.8%	N/A	$80,883
U.K.	16,137	2.1%	6.4%	15,799	9,023	(9.1)%	2.6%	9,922
Brazil	8,625	17.0%	7.9%	7,373	8,310	(4.4)%	2.0%	8,697
Total Same Stores	104,510	0.3%	0.3%	104,231	98,856	(0.6)%	1.1%	99,502
Transactions	6,538			5,689	11,064			6,934
Total	$111,048	1.0%	1.1%	$109,920	$109,920	3.3%	6.0%	$106,436
Other SG&A
Same Stores
U.S.	$210,776	10.1%	N/A	$191,390	$189,846	(1.4)%	N/A	$192,483
U.K.	42,631	5.8%	10.2%	40,295	28,065	(2.4)%	10.4%	28,750
Brazil	10,745	11.8%	3.5%	9,607	9,885	(8.1)%	(1.8)%	10,762
Total Same Stores	264,152	9.5%	9.9%	241,292	227,796	(1.8)%	0.1%	231,995
Transactions	12,344			3,298	16,794			(830)
Total	$276,496	13.0%	13.6%	$244,590	$244,590	5.8%	8.6%	$231,165
Total SG&A
Same Stores
U.S.	$975,701	2.2%	N/A	$955,108	$952,597	1.4%	N/A	$939,535
U.K.	156,369	3.8%	8.4%	150,626	106,551	(2.0)%	10.6%	108,770
Brazil	47,926	18.9%	10.1%	40,315	43,393	(2.9)%	2.7%	44,677
Total Same Stores	1,179,996	3.0%	3.3%	1,146,049	1,102,541	0.9%	2.4%	1,092,982
Transactions	46,199			24,714	68,222			27,851
Total	$1,226,195	4.7%	5.1%	$1,170,763	$1,170,763	4.5%	6.5%	$1,120,833

Total Gross Profit
Same Stores
U.S.	$1,355,471	1.1%	N/A	$1,340,981	$1,332,028	1.6%	N/A	$1,311,385
U.K.	191,123	1.7%	6.6%	187,966	136,858	(0.6)%	12.0%	137,639
Brazil	53,230	25.7%	16.4%	42,337	44,974	(14.2)%	(9.4)%	52,436
Total Same Stores	1,599,824	1.8%	2.2%	1,571,284	1,513,860	0.8%	2.1%	1,501,460
Transactions	45,685			23,785	81,209			32,512
Total	$1,645,509	3.2%	3.6%	$1,595,069	$1,595,069	4.0%	5.7%	$1,533,972
SG&A as a % of Gross Profit
Same Stores
U.S.	72.0%			71.2%	71.5%			71.6%
U.K.	81.8%			80.1%	77.9%			79.0%
Brazil	90.0%			95.2%	96.5%			85.2%
Total Same Stores	73.8%			72.9%	72.8%			72.8%
Transactions	101.1%			103.9%	84.0%			85.7%
Total	74.5%			73.4%	73.4%			73.1%
Adjusted Total SG&A (1)
Same Stores
U.S.	$967,224	1.1%	N/A	$956,848	$954,336	1.9%	N/A	$936,378
U.K.	156,081	4.1%	8.7%	149,882	105,929	(2.4)%	10.2%	108,562
Brazil	47,451	18.5%	9.7%	40,041	43,119	(3.2)%	2.5%	44,527
Total Same Stores	1,170,756	2.1%	2.4%	1,146,770	1,103,384	1.3%	2.8%	1,089,467
Transactions	29,209			29,210	72,596			36,715
Total	$1,199,965	2.0%	3.9%	$1,175,980	$1,175,980	4.4%	6.5%	$1,126,182
Adjusted SG&A as a % of Gross Profit (1)
Same Stores
U.S.	71.0%			71.4%	71.6%			71.4%
U.K.	81.7%			79.7%	77.4%			78.9%
Brazil	89.1%			94.6%	95.9%			84.9%
Total Same Stores	72.9%			73.0%	72.9%			72.6%
Transactions	63.9%			122.8%	89.4%			112.9%
Total	73.7%			73.7%	73.7%			73.4%
Employees	14,100			13,500	13,500			12,900
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
Year Ended December 31, 2017 compared to 2016
Our total Same Store SG&A increased $33.9 million, or 3.0%, for the year ended December 31, 2017, as compared to the same period in 2016, explained by increases of 2.2%, 18.9% and 3.8% in the U.S., Brazil and the U.K, respectively. After adjusting for non-core Same Store SG&A charges of $8.8 million for deductible charges related to catastrophic events, $0.8 million in losses related to real estate and dealership disposition transactions, $0.5 million associated with severance costs and $0.3 million of costs related to dealership acquisition activities, partially offset by a $1.1 million gain associated with legal settlements, our adjusted total Same Store SG&A increased 2.1% for the year ended December 31, 2017, as compared to the same period in 2016.

Our total Same Store personnel costs increased $13.4 million, or 1.8%, for the year ended December 31, 2017, as compared to the same period in 2016, explained by increases of 24.8%, 0.7% and 3.8% in Brazil, the U.S. and the U.K, respectively. The increase in Brazil was primarily explained by increases in variable commission payments as a result of a 12.2% increase in revenues and profitability across our business sectors. The increase in Same Store personnel costs in the U.S. was primarily explained by an increase in variable commission payments relative to the growth in our parts and service business and improved retail new vehicle gross profit, largely driven by the high demand in our Houston and Beaumont markets, as a result of the impact of Hurricane Harvey, as well as the impact of non-core charges for disaster pay for our employees who were impacted by Hurricanes Harvey and Irma. The increase in total Same Store personnel costs in the U.K. primarily relates to an increase in variable costs largely driven by an overall improvement in the profitability of our used vehicle and parts and service businesses.
For the year ended December 31, 2017, our total Same Store advertising costs decreased 3.4%, to $71.4 million, explained by decreases of 2.9%, 5.8% and 24.3% in the U.S., the U.K and Brazil, respectively. The decreases in both the U.S. and U.K. are the result of initiatives to control costs in response to the overall decline in sales in the retail automotive industry. The decrease in Brazil can also be explained by management's cost rationalization efforts through most of 2017.
Our total Same Store rent and facility costs increased 0.3% to $104.5 million for the year ended December 31, 2017, as compared to the same period in 2016, reflecting increases of 17.0% and 2.1% in Brazil and the U.K., respectively, substantially offset by a decrease of 1.6% in the U.S. The increase in Brazil resulted from additional rent expense incurred following annual increases in rental rates during 2017. The increase in the U.K. was more than explained by an increase in property taxes, as well as rent expense, associated with new facilities. The decrease in the U.S. can be explained by management’s strategy to own more real estate, thereby reducing rent costs, and ongoing initiatives to control costs, partially offset by an increase associated with non-core charges for building and property damage as a result of Hurricanes Harvey and Irma.
Our total Same Store other SG&A increased 9.5% to $264.2 million for the year ended December 31, 2017, as compared to the same period in 2016, explained by increases of 10.1%, 5.8% and 11.8% in the U.S., the U.K. and Brazil, respectively. The increase in the U.S. can be partially attributed to the non-core charges for vehicle damage as a result of Hurricane Harvey. The increases in the U.K. and Brazil were primarily explained by increases in expenses that generally correlate to the overall growth in gross profit of 6.6% and 16.4%, respectively, on a constant currency basis.
For the year ended December 31, 2017, as compared to the same period in 2016, our total Same Store SG&A as a percentage of gross profit increased 90 basis points to 73.8% primarily driven by 170 and 80 basis point increases in the U.K. and U.S., respectively. Offsetting these increases, our Same Store SG&A as a percentage of gross profit in Brazil improved 520 basis points to 90.0%, primarily reflecting continued leverage of our cost structure realized with a growth in gross profit. On an adjusted basis, total Same Store SG&A as a percentage of gross profit improved by 10 basis points to 72.9%, as compared to the same period in 2016, driven by a 550 basis point improvement in Brazil and a 40 basis point improvement in the U.S. resulting from the further leveraging of our cost structure from revenue and gross profit growth and cost rationalization efforts that resulted in particular reductions in advertising and rent and facilities cost in the U.S. The improvements in Brazil and the U.S. were partially offset by an increase in the U.K. of 200 basis points.
Year Ended December 31, 2016 compared to 2015
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

For the twelve months ended December 31, 2016, our total Same Store advertising costs increased 0.7%, to $72.9 million, driven by a 1.2% increase in the U.S. that was partially offset by a 5.7% and 2.6% decline in the U.K and Brazil, respectively. The increase in the U.S. is a result of advertising activity designed to generate incremental sales opportunities. The decreases in Same Store advertising costs in the U.K. and Brazil can be explained by the changes in exchange rates between periods, as Same Store advertising costs increased by 6.8% and 1.6%, respectively, on a constant currency basis. These increases in both the U.K. and Brazil were also largely driven by activity designed to generate incremental sales opportunities and capture market share.
Our total Same Store rent and facility costs decreased 0.6% to $98.9 million for the twelve months ended December 31, 2016, as compared to the same period a year ago, reflecting declines of 9.1% and 4.4% in the U.K. and Brazil, respectively, partially offset by an increase of 0.8% in the U.S. The decrease in Same Store rent and facility costs in the U.K. was driven by lower utility expense associated with a reduction in oil and gas prices. The decrease in Brazil can be explained by the changes in exchange rates between periods, as Same Store rent and facility costs remained relatively flat on a constant currency basis, as compared to the same period in 2015. The increase in the U.S. is primarily driven by increased property taxes, as compared to the same period in 2015, associated with higher property values that stem from continued improvements to our existing facilities designed to enhance the profitability of our dealerships and the overall customer experience.
Our total Same Store other SG&A decreased 1.8% to $227.8 million as compared to the same period in 2015, driven by an 8.1%, 2.4% and 1.4% decline in Brazil, the U.K. and the U.S., respectively. The decline in our U.K. Same Store other SG&A was primarily a result of the change in the exchange rate between periods, as Same Store other SG&A costs in U.K. increased 10.4% on a constant currency basis. The 1.4% decrease in Same Store other SG&A in the U.S. is partially attributable to a net gain of $9.9 million recognized for a settlement with one of our OEM partners. Also included in total Same Store other SG&A for the year ended December 31, 2016 were non-core items of $5.9 million in charges related to catastrophic events and $0.4 million of costs related to real estate and dealership activities in the U.S., $0.6 million associated with dealership acquisition costs in the U.K. and $0.3 million in charges related to a foreign transaction tax in Brazil.
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
Depreciation and Amortization Data
(dollars in thousands)

	For The Year Ended December 31,
	2017	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2016	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015
Same Stores
U.S.	$47,217	11.0%	N/A	$42,554	$42,510	6.4%	N/A	$39,936
U.K.	6,787	8.3%	13.1%	6,264	4,589	6.5%	20.4%	4,307
Brazil	1,395	17.0%	7.8%	1,192	1,160	(3.2)%	3.1%	1,198
Total Same Stores	55,399	10.8%	11.2%	50,010	48,259	6.2%	7.7%	45,441
Transactions	2,537			1,224	2,975			1,798
Total	$57,936	13.1%	13.6%	$51,234	$51,234	8.5%	10.5%	$47,239
Our total Same Store depreciation and amortization expense increased 10.8% and 6.2% for the years ended December 31, 2017 and 2016, respectively, as compared to the respective prior year periods, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.
Impairment of Assets
We perform an annual review of the fair value of our goodwill and indefinite-lived intangible assets during the fourth quarter. We also perform interim reviews for impairment of all of our long-lived and indefinite-lived assets when evidence exists that the carrying value of such assets may not be recoverable. See Note 15 to our Consolidated Financial Statements, “Asset Impairments,” for further discussion of our annual impairment assessments.
During the fourth quarters of 2017 and 2016, we performed our annual impairment assessment of the carrying value of our goodwill. The fair value of each of our reporting units exceeded the carrying value of the respective net assets (step one of the goodwill impairment test). As a result, we were not required to conduct the second step of the impairment test for goodwill. During the 2015 goodwill assessment, it was determined that, in Brazil, the carrying value of goodwill exceeded the implied fair value and as a result a $55.4 million impairment was recorded.
During 2017, 2016, and 2015, we determined that the carrying value of certain of our intangible franchise rights were greater than fair value. As a result, we recognized $19.3 million, $30.0 million and $30.1 million of pre-tax non-cash impairment charges, respectively. Also, in 2017, 2016, and 2015, we recognized $0.2 million, $2.8 million, and $2.1 million, respectively, in pre-tax non-cash asset impairment charges, associated with non-operating real estate holdings and other long-lived assets of our existing dealership facilities.
Floorplan Interest Expense
(dollars in thousands)

	For The Year Ended December 31,
	2017	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2016	2016	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2015
Same Stores
U.S.	$46,845	16.6%	N/A	$40,186	$39,955	12.8%	N/A	$35,424
U.K.	4,182	4.8%	8.9%	3,991	2,190	(3.8)%	9.3%	2,276
Brazil	315	(7.4)%	(8.3)%	340	63	(91.9)%	(88.6)%	781
Total Same Stores	51,342	15.3%	15.7%	44,517	42,208	9.7%	10.5%	38,481
Transactions	1,030			410	2,719			783
Total	$52,372	16.6%	17.0%	$44,927	$44,927	14.4%	16.0%	$39,264
Memo:
Manufacturer’s assistance	$48,935	(0.5)%	(0.4)%	$49,202	$49,202	(2.5)%	(2.3)%	$50,474
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
During 2017 and 2016, our average notional amount of interest rate swaps in effect was $822.2 million and $612.0 million, respectively, that fixed our underlying one-month LIBOR at a weighted average rate of 2.53% and 2.65%, respectively. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Year Ended December 31, 2017 compared to 2016
Our total Same Store floorplan interest expense increased 15.3% to $51.3 million for the year ended December 31, 2017, as compared to the same period in 2016. The increase was primarily driven by our Same Store floorplan interest expense in the U.S. that grew $6.7 million, or 16.6%, from the same period a year ago, which is more than explained by the increase in LIBOR interest rates since the fourth quarter of 2016. The increase was partially offset by a decline in our U.S. weighted average borrowings compared to the same period in 2016.
Year Ended December 31, 2016 compared to 2015
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

Other Interest Expense, net
Year Ended December 31, 2017 compared to 2016
Other interest expense, net consists of interest charges primarily on our 5.00% and 5.25% Notes, real estate related debt, working capital lines of credit and our other long-term debt, partially offset by interest income. For the twelve months ended December 31, 2017, other interest expense increased $2.6 million, or 3.8%, to $70.5 million, as compared to the same period in 2016. The increase was primarily attributable to an increase in the weighted average interest rates associated with real estate and other long-term debt.
Year Ended December 31, 2016 compared to 2015
For the twelve months ended December 31, 2016, other interest expense increased $11.0 million, or 19.4%, to $67.9 million, as compared to the same period in 2015. The increase was primarily attributable to interest incurred on our 5.25% Notes offering that was executed in December 2015. As a partial offset, we used a portion of the proceeds from the 5.25% Notes offering to repay the outstanding borrowings of the Company’s Acquisition Line and to payoff certain real estate related mortgages.
Provision for Income Taxes
For the year ended December 31, 2017, we recorded a tax provision of $5.6 million. The 2017 effective tax rate of 2.5% decreased from the 2016 effective tax rate of 35.3%, primarily due to the enactment of new tax legislation in the United States during 2017, as well as excess tax deductions for restricted stock resulting from the adoption of ASU 2016-09, partially offset by unrecognized tax benefits with respect to uncertain tax positions recorded in 2017. On an adjusted basis, for the year ended December 31, 2017, our effective tax rate decreased to 35.7% from 35.8% as compared to the same period in 2016.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, creating a territorial tax system that generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, and requiring companies to pay a one-time transition tax on unrepatriated earnings of their foreign subsidiaries. In accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Job Act (“SAB 118”), we have determined a reasonable estimate of the tax rate reduction on our existing deferred taxes, based on a remeasurement of our deferred tax assets and liabilities, and recorded a provisional tax benefit of $73.0 million, with a corresponding reduction in our deferred tax liabilities for the year ended December 31, 2017. Additionally, we have provisionally determined that we do not have a transition tax liability for previously untaxed accumulated and current earnings and profits (E&P) of our foreign subsidiaries.
Due to the timing of the enactment and complexity involved in applying the provisions of the Tax Act, we based our provisions on reasonable estimates of the law’s effects in our financial statements as of December 31, 2017. We will complete our accounting for the Tax Act after we have considered additional guidance issued by the U.S. Treasury Department, the IRS, state tax authorities and other standard-setting bodies, and we have gathered and analyzed additional data relative to our calculations. This may result in adjustments to our provisional amounts, which would impact our provision for income taxes and effective tax rate in the period the adjustments are made. We will complete our accounting for the Tax Act in 2018.
For the year ended December 31, 2016, we recorded a tax provision of $80.3 million. The 2016 effective tax rate of 35.3% decreased from the 2015 effective tax rate of 48.4%, primarily due to the mix effect resulting from proportionately more pretax income generated in our U.K. region and changes to valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil, as well as the deferred tax impact of a dealership disposition in Brazil. In addition, the 2016 effective tax rate decreased from the 2015 rate due to the impairment of non-deductible goodwill in Brazil in 2015. On an adjusted basis, for the year ended December 31, 2016, our effective tax rate decreased to 35.8% from 37.4% as compared to the same period in 2015.
We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income. We expect our effective tax rate in 2018 will be approximately between 23.0% and 24.0%.
As of December 31, 2017, we had net deferred tax liabilities totaling $119.8 million relating to the differences between the financial reporting and tax basis of assets and liabilities. This includes $115.7 million of net deferred tax liabilities relating to intangibles for goodwill and franchise rights that are deductible for tax purposes and will not reverse until the related intangibles are disposed. We also had $17.4 million of deferred tax assets for net operating losses in U.S. states, as well as $40.6 million of deferred tax assets for foreign net operating losses. As of December 31, 2017, we had $44.0 million of deferred tax assets relating to loss reserves and accruals. In addition, we had $54.4 million of valuation allowances for net operating losses in certain U.S. states, as well as the deferred tax assets (including net operating losses) for certain entities in Brazil. Refer to Note 7 to our Consolidated Financial Statements for more details.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line and FMCC facility levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital and dealership and real estate acquisition financing, real estate mortgages, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for 2018. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2018 change, we may need to access the private or public capital markets to obtain additional funding.

Cash on Hand. As of December 31, 2017, our total cash on hand was $28.8 million. The balance of cash on hand excludes $109.0 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility as of December 31, 2017. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
Cash Flows. With respect to all new vehicle floorplan borrowings in the normal course of business, the manufacturers of the vehicles draft our credit facilities directly with no cash flow to or from us. With respect to borrowings for used vehicle financing, we finance up to 85% of the value of our used vehicle inventory in the U.S., and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. and Brazil unaffiliated with our manufacturer partners (collectively, “Non-OEM Floorplan Credit Facilities”), are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure “Adjusted net cash provided by/used in operating activities” and “Adjusted net cash provided by/used in financing activities” to evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
In addition, because the majority of our dealership acquisitions and dispositions are negotiated as asset purchases, we do not assume transfer of liabilities for floorplan financing in the execution of the transactions. Therefore, borrowings and repayments of all floorplan financing associated with dealership acquisition and disposition are characterized as either operating or financing activities in our statement of cash flows presented in conformity with U.S. GAAP, depending on the relationship described above. However, the floorplan financing activity is so closely related to the inventory acquisition process that we believe the presentation of all dealership acquisition- and disposition-related floorplan financing activities should be classified as investing activity to correspond with the associated inventory activity, and we have made such adjustments in our adjusted cash flow presentations.
The following tables sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows on a U.S. GAAP and on an adjusted, non-GAAP basis. For further explanation and reconciliation to the most directly comparable U.S. GAAP measures see “Non-GAAP Financial Measures” below.

	For the Year Ended December 31,
U.S. GAAP Basis	2017	2016	2015
		(In thousands)
Net cash provided by operating activities	$198,925	$384,857	$141,047
Net cash used in investing activities	(312,598)	(174,040)	(284,502)
Net cash provided by (used in) financing activities	121,476	(205,007)	121,009
Effect of exchange rate changes on cash	(8)	2,145	(5,492)
Net increase (decrease) in cash and cash equivalents	$7,795	$7,955	$(27,938)

	For the Year Ended December 31,
Adjusted, Non-GAAP Basis(1)	2017	2016	2015
		(In thousands)
Adjusted net cash provided by operating activities	$284,667	$271,741	$244,349
Adjusted net cash used in investing activities	(297,865)	(190,639)	(266,791)
Adjusted net cash provided by (used in) financing activities	21,001	(75,292)	(4)
Effect of exchange rate changes on cash	(8)	2,145	(5,492)
Net increase (decrease) in cash and cash equivalents	$7,795	$7,955	$(27,938)
(1) See “Non-GAAP Financial Measures” for details
Sources and Uses of Liquidity from Operating Activities
For the twelve months ended December 31, 2017, we generated $198.9 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $284.7 million in net cash flow from operating activities, primarily consisting of $213.4 million in net income, as well as non-cash adjustments related to depreciation and amortization of $57.9 million, stock-based compensation of $18.9 million and asset impairments of $19.5 million, partially offset by a $46.1 million non-cash adjustment related to deferred income taxes, which includes the provisional deferred tax benefit of $73.0 million recognized as a result of the Tax Act. Also included in adjusted net cash flow from operating activities was an $18.5 million net change in operating assets and liabilities, consisting of cash inflows of $77.4 million from a net increase in floorplan borrowings and $35.6 million from increases in accounts payable and accrued expenses. These cash inflows were partially offset by cash outflows of $10.7 million from the net increase in accounts and notes receivable, $44.0 million from the increase in inventory levels, $33.5 million from increases in vehicle receivables and contracts-in-transit, and $6.9 million from the net increase in prepaid expenses and other assets.
For the twelve months ended December 31, 2016, we generated $384.9 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $271.7 million in net cash flow from operating activities, primarily consisting of $147.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $51.2 million, stock-based compensation of $21.1 million, deferred income taxes of $14.2 million and asset impairments of $32.8 million. Also included in adjusted net cash flow from operating activities was a $3.3 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $79.3 million from a net decrease in inventory levels, $76.1 million from increases in accounts payable and accrued expenses, and $8.2 million from the net decrease in prepaid expenses and other assets. These cash inflows were partially offset by cash outflows of $18.7 million from the net increase in accounts and notes receivable, $125.7 million from a net decrease in floorplan borrowings, and $15.6 million from increases in vehicle receivables and contracts-in-transit.
For the twelve months ended December 31, 2015, we generated $141.0 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $244.3 million in net cash flow from operating activities, primarily consisting of $94.0 million in net income, as well as non-cash adjustments related to depreciation and amortization of $47.2 million, stock-based compensation of $18.9 million, deferred income taxes of $11.9 million, and asset impairments of $87.6 million. Partially offsetting these adjusted net cash flow from operating activities was a $10.3 million net outflow related to the change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash outflows of $17.9 million from the net increase in accounts and notes receivable, $186.6 million from the increase in inventory levels, $17.9 million from increases in vehicle receivables and contracts-in-transit, and $3.2 million from the net increase in prepaid expenses and other assets. The cash outflows were partially offset by cash inflows of $190.8 million from a net increase in floorplan borrowings and $25.1 million from increases in accounts payable and accrued expenses.
Working Capital. At December 31, 2017, we had $130.7 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
For the twelve months ended December 31, 2017, we used $312.6 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $297.9 million in net cash flow for investing activities, primarily consisting of $94.3 million of cash outflows for dealership acquisition activity and $215.8 million for purchases of property and equipment and to construct new and improve existing facilities. Within this total of property and equipment purchases, $98.3 million was used for capital expenditures, $110.4 million was used for the purchase of real estate associated with existing dealership operations and $7.1 million represents the net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $10.7 million related to dispositions of franchises and fixed assets and $1.6 million of other items.
For the twelve months ended December 31, 2016, we used $174.0 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $190.6 million in net cash flow for investing activities, primarily consisting of $57.3 million of cash outflows for dealership acquisition activity and $156.5 million for purchases of property and equipment and to construct new and improve existing facilities. Within this total of property and equipment purchases, $100.6 million was used for capital expenditures, $39.1 million was used for the purchase of real estate associated with existing dealership operations, and $16.8 million was a net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $20.2 million related to dispositions of franchises and fixed assets and $3.0 million of other items.
For the twelve months ended December 31, 2015, we used $284.5 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $266.8 million in net cash flow for investing activities, primarily consisting of $180.1 million of cash outflows for dealership acquisition activity and $120.3 million for purchases of property and equipment and to construct new and improve existing facilities. Within this total of property and equipment purchases, $107.2 million was used for capital expenditures and $24.6 million was used for the purchase of real estate associated with existing dealership operations, partially offset by an $11.5 million net increase in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $27.2 million related to dispositions of franchises and fixed assets and $6.4 million of other items.
Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for 2018 to be no more than $140.0 million excluding expenditures related to future acquisitions, which could generally be funded from excess cash.
Acquisitions & Dispositions. We generally purchase businesses based on expected return on investment. Cash needed to complete our acquisitions generally comes from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities, term loans and our Acquisition Line.

Sources and Uses of Liquidity from Financing Activities
For the twelve months ended December 31, 2017, we generated $121.5 million in net cash flow from financing activities. On an adjusted basis for the same period, we generated $21.0 million in net cash flow from financing activities, primarily related to cash inflows of $25.8 million of net borrowings on our Acquisition Line, $45.9 million of net borrowings of real estate debt, and $29.2 million of net borrowings of other debt. These inflows were partially offset by cash outflows of $40.1 million related to the repurchase our Company's common stock, $23.9 million in net payments on our Floorplan lines (representing the net cash activity in our floorplan offset accounts), and $20.5 million for dividend payments.
For the twelve months ended December 31, 2016, we used $205.0 million in net cash flow from financing activities. On an adjusted basis for the same period, we used $75.3 million in net cash flow from financing activities, primarily related to cash outflows of $127.6 million to repurchase our Company's common stock and $20.0 million for dividend payments. These outflows were partially offset by cash inflows of $17.2 million of net borrowings of real estate debt, $4.2 million of net borrowings of other debt, and $50.8 million in net borrowings on our Floorplan lines (representing the net cash activity in our floorplan offset accounts).
For the twelve months ended December 31, 2015, we generated $121.0 million in net cash flow from financing activities. On an adjusted basis for the same period, net cash outflows from financing activities were essentially offset by cash inflows. The cash inflows primarily related to $296.3 million of 5.25% Notes borrowings. The cash inflows were offset by cash outflows of $97.5 million to repurchase our Company's common stock, $19.9 million for dividend payments, $40.1 million of net payments of real estate debt, $6.6 million of net payments of other debt, $65.6 million in net payments on our Floorplan lines (representing the net cash activity in our floorplan offset accounts), and $68.1 million in net payments on our Acquisition Line.
Credit Facilities, Debt Instruments and Other Financing Arrangements. Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the position of our U.S. credit facilities as of December 31, 2017:

	As of December 31, 2017
U.S. Credit Facilities	Total Commitment	Outstanding	Available
	(In thousands)
Floorplan Line(1)	$1,440,000	$1,133,296	$306,704
Acquisition Line(2)	360,000	51,816	308,184
Total Revolving Credit Facility	1,800,000	1,185,112	614,888
FMCC Facility(3)	300,000	130,484	169,516
Total U.S. Credit Facilities(4)	$2,100,000	$1,315,596	$784,404

(1)	The available balance as of December 31, 2017 includes $86.5 million of immediately available funds.

(2)
The outstanding balance of $51.8 million is related to outstanding letters of credit of $25.0 million and $26.8 million in borrowings as of December 31, 2017. The borrowings outstanding under the Acquisition Line represent 20.0 million British pound sterling translated at the spot rate on the day borrowed, solely for the purpose of calculating the Outstanding and Available borrowings under the Acquisition Line. The available borrowings may be limited from time to time, based on certain debt covenants.

(3)	The available balance as of December 31, 2017 includes $22.5 million of immediately available funds.

(4)
The outstanding balance excludes $265.1 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). As of December 31, 2017, the Credit Facility Restricted Payment Basket totaled $184.8 million and we were in compliance with all our financial covenants, including:

	As of December 31, 2017
	Required	Actual
Total Adjusted Leverage Ratio	< 5.50	3.83
Fixed Charge Coverage Ratio	> 1.20	2.31

Based upon our current five year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Other Inventory Credit Facilities and Financing Arrangements. We have other credit facilities in the U.S., U.K. and Brazil with third-party financial institutions, most of which are affiliated with the automobile manufacturers that provide financing for portions of our new, used and rental vehicle inventories. In addition, we have outstanding debt instruments, including our 5.00% Notes and 5.25% Notes, as well as real estate related and other long-term debt instruments.
See Note 11 and 12 to our Consolidated Financial Statements, “Credit Facilities” and “Long-Term Debt”, respectively, for further discussion of our credit facilities, debt instruments and other financing arrangements existing as of December 31, 2017.
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
In May 2017, our Board of Directors approved a new authorization of $75.0 million for the purchase of our common shares, replacing the prior $150.0 million authorization. Under both of the authorizations, we repurchased 649,298 shares during 2017 at an average price of $61.75 per share, for a total of $40.1 million, leaving $49.6 million available for future repurchases. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility, certain mortgage term loans, 5.00% Notes and 5.25% Notes in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock. As of December 31, 2017, the restricted payment baskets limited us to $184.8 million in restricted payments. Generally, these restricted payment baskets will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases. For the twelve months ended December 31, 2017, we paid dividends of $19.7 million to common stock shareholders and $0.8 million to unvested restricted stock award holders.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2017:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	Thereafter
			(In thousands)
Floorplan notes payable	$1,528,831	$1,528,831	$—	$—	$—
Acquisition line payable	26,988	—	—	26,988	—
Estimated interest payments on floor plan notes payable (1)	16,974	10,411	5,250	1,313	—
Debt obligations (2)	1,345,687	98,194	132,878	638,868	475,747
Estimated interest payments on fixed-rate long-term debt obligations (3)	229,046	46,857	91,725	74,288	16,176
Estimated interest payments on variable-rate long-term debt obligations (4)	54,169	11,438	17,449	13,208	12,074
Capital lease obligations	51,665	4,633	9,259	9,886	27,887
Estimated interest on capital lease obligations	31,390	4,681	8,204	6,329	12,176
Operating lease obligations	327,587	42,693	71,672	55,013	158,209
Estimated interest payments on interest rate risk management obligations (5)	10,582	6,925	3,657	—	—
Purchase commitments (6)	32,723	11,281	17,503	3,939	—
Total	$3,655,642	$1,765,944	$357,597	$829,832	$702,269

(1)
Calculated using the Floorplan Line outstanding balance and weighted average interest rate at December 31, 2017, and the assumption that these liabilities would be settled within 61 days, which approximates our weighted average new vehicle inventory days outstanding. In addition, amounts include estimated commitment fees on the unused portion of the Floorplan Line through the term of the Revolving Credit Facility, assuming no additional Floorplan Line borrowings beyond 61 days.

(2)	Payments due within 1 year include $25.0 million of outstanding letters of credit associated with the Acquisition Line of our Revolving Credit Facility.

(3)	Includes interest on our 5.00% Notes, 5.25% Notes and other real estate related debt.

(4)
Includes interest on letters of credit associated with the Acquisition Line of our Revolving Credit Facility, commitment fees on the unused portion of the Acquisition Line through the term of the Revolving Credit Facility, and estimated interest on our U.K. Notes, Brazil Note and other real estate related debt.

(5)
Amounts represent the estimated net future settlement of our obligation to pay a fixed interest rate and right to receive a variable interest rate, based upon a forecasted LIBOR forward curve and the maturity date of each obligation. The estimated fair value of these obligations as of December 31, 2017 was $10.6 million. These amounts exclude the impact of estimated net future settlements in which our right to receive a variable interest rate exceeds our obligation to pay a fixed interest rate of $2.5 million and $4.5 million for periods 4-5 years and thereafter, respectively.

(6)	Includes Information Technology commitments and other.
Refer to Note 14 of our Consolidated Financial Statements, “Commitments and Contingencies,” for additional discussion of our contractual obligations.
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
The following tables reconcile certain reported non-GAAP measures to the most comparable U.S. GAAP measure from our Statements of Operations by segment and on a consolidated basis (dollars in thousands, except per share amounts; may not foot due to rounding). Only adjusted amounts are reconciled below:

	U.S. Adjustments for
	Year Ended December 31, 2017
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Legal settlements	Non-cash asset impairment	Allowance for uncertain tax positions	Tax rate changes	Non-GAAP Adjusted
Finance, insurance, and other revenues, net	$375,954	$6,550	$—	$—	$—	$—	$—	$382,504
Selling, general and administrative expenses	983,974	(8,792)	(798)	1,113	—	—	—	975,497
Asset impairments	12,762	—	—	—	(12,762)	—	—	—
Income (loss) from operations	320,293	15,342	798	(1,113)	12,762	—	—	348,082
Income (loss) before income taxes	206,579	15,342	798	(1,113)	12,762	—	—	234,368
Benefit (provision) for income taxes	(5,679)	(5,926)	(301)	426	(4,801)	834	(73,028)	(88,475)
Net income (loss)	$200,900	$9,416	$497	$(687)	$7,961	$834	$(73,028)	$145,893

SG&A as % Gross Profit:	72.1							71.1
Operating Margin %:	3.7							4.0
Pretax Margin %:	2.4							2.7

Same Store Finance, insurance, and other revenues, net	$372,001	$6,550	$—	$—	$—	$—	$—	$378,551
Same Store SG&A	975,701	(8,792)	(798)	1,113	—	—	—	967,224
Same Store SG&A as % Gross Profit:	72.0							71.0

Same Store income (loss) from operations	$319,800	$15,342	$798	$(1,113)	$12,762	$—	$—	$347,589
Same Store Operating Margin %:	3.7							4.0

	U.K. Adjustments for
	Year Ended December 31, 2017
	U.S. GAAP	Acquisition costs	Non-GAAP Adjusted
Selling, general and administrative expenses	$191,570	$(288)	$191,282
Income from operations	25,485	288	25,773
Income before income taxes	17,094	288	17,382
Provision for income taxes	(2,142)	—	(2,142)
Net income	$14,952	$288	$15,240

SG&A as % Gross Profit:	85.0		84.9
Operating Margin %:	1.3		1.3
Pretax Margin %:	0.9		0.9

Same Store SG&A	$156,369	$(288)	$156,081
Same Store SG&A as % Gross Profit:	81.8		81.7

Same Store income from operations	$27,967	$288	$28,255
Same Store Operating Margin %:	1.7		1.7

	Brazil Adjustments for
	Year Ended December 31, 2017
	U.S. GAAP	Severance costs	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$50,651	$(475)	$—	$50,176
Asset impairments	6,744	—	(6,744)	—
Income (loss) from operations	(3,906)	475	6,744	3,313
Income (loss) before income taxes	(4,670)	475	6,744	2,549
Benefit (provision) for income taxes	2,260	(122)	(2,293)	(155)
Net income (loss)	$(2,410)	$353	$4,451	$2,394

SG&A as % Gross Profit:	92.2			91.3
Operating Margin %:	(0.9)			0.7
Pretax Margin %:	(1.0)			0.6

Same Store SG&A	$47,926	$(475)	$—	$47,451
Same Store SG&A as % Gross Profit:	90.0			89.1

Same Store income (loss) from operations	$(2,835)	$475	$6,744	$4,384
Same Store Operating Margin %:	(0.6)			1.0

	Consolidated Adjustments for
	Year Ended December 31, 2017
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Severance costs	Acquisition costs	Legal settlements (1)	Non-cash asset impairment	Allowance for uncertain tax positions	Tax rate changes	Non-GAAP Adjusted
Finance, insurance, and other revenues, net	$429,002	$6,550	$—	$—	$—	$—	$—	$—	$—	$435,552
Selling, general and administrative expenses	1,226,195	(8,792)	(798)	(475)	(288)	1,113	—	—	—	1,216,955
Asset impairments	19,506	—	—	—	—	—	(19,505)	—	—	—
Income (loss) from operations	341,872	15,342	798	475	288	(1,113)	19,505	—	—	377,167
Income (loss) before income taxes	219,003	15,342	798	475	288	(1,113)	19,505	—	—	254,298
Benefit (provision) for income taxes	(5,561)	(5,926)	(301)	(122)	—	426	(7,094)	834	(73,028)	(90,772)
Net income (loss)	$213,442	$9,416	$497	$353	$288	$(687)	$12,411	$834	$(73,028)	$163,526
Less: Adjusted earnings (loss) allocated to participating securities	7,511	334	18	13	10	(24)	441	30	(2,595)	5,738
Adjusted net income (loss) available to diluted common shares	$205,931	$9,081	$479	$340	$278	$(663)	$11,971	$804	$(70,433)	$157,788

Diluted income (loss) per common share	$10.08	$0.45	$0.03	$0.01	$0.01	$(0.03)	$0.59	$0.04	$(3.45)	$7.73

Effective tax rate %	2.5									35.7

SG&A as % Gross Profit:	74.5									73.7
Operating Margin %:	3.1									3.4
Pretax Margin %:	2.0									2.3

Same Store Finance, insurance, and other revenues, net	$417,905	$6,550	$—	$—	$—	$—	$—	$—	$—	$424,455
Same Store SG&A	1,179,996	(8,792)	(798)	(475)	(288)	1,113	—	—	—	1,170,756
Same Store SG&A as % Gross Profit:	73.8									72.9

Same Store income (loss) from operations	$90,909	$15,342	$798	$475	$288	$(1,113)	$19,505	$—	$—	$126,204
Same Store Operating Margin %:	3.2									3.5

(1)	For the year ended December 31, 2017, we recognized a net pre-tax gain related to a settlement with an OEM of $1.8 million.

	U.S. Adjustments for
	Year Ended December 31, 2016
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Severance costs	Acquisition costs	Legal settlements	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$965,139	$(5,873)	$2,838	$(1,837)	$(30)	$11,671	$—	$971,908
Asset impairments	21,794	—	(124)	—	—	—	(21,670)	—
Income (loss) from operations	324,944	5,873	(2,714)	1,837	30	(11,671)	21,670	339,969
Income (loss) before income taxes	222,180	5,873	(2,714)	1,837	30	(11,671)	21,670	237,205
Benefit (provision) for income taxes	(82,541)	(2,207)	1,015	(686)	(11)	4,359	(8,126)	(88,197)
Net income (loss)	$139,639	$3,666	$(1,699)	$1,151	$19	$(7,312)	$13,544	$149,008

SG&A as % Gross Profit:	71.2							71.7
Operating Margin %:	3.7							3.9
Pretax Margin %:	2.5							2.7
2016 v. 2017
Same Store SG&A (1)	$955,108	$(5,873)	$(384)	$(1,837)	$(30)	$9,864	$—	$956,848
Same Store SG&A as % Gross Profit: (1)	71.2							71.4

Same Store income (loss) from operations (1)	$321,658	$5,873	$385	$1,837	$30	$(9,864)	$21,671	$341,590
Same Store Operating Margin %:(1)	3.7							4.0
2016 v. 2015
Same Store SG&A (1)	$952,597	$(5,873)	$(385)	$(1,837)	$(30)	$9,864	$—	$954,336
Same Store SG&A as % Gross Profit: (1)	71.5							71.6

Same Store income (loss) from operations (1)	$315,206	$5,873	$385	$1,837	$30	$(9,864)	$21,653	$335,120
Same Store Operating Margin %:(1)	3.7							3.9
(1) As further described in “Results of Operations,” Same Store results for 2016 that are compared to 2017 differ from those used in the comparison to 2015.

	U.K. Adjustments for
	Year Ended December 31, 2016
	U.S. GAAP	Gain (loss) on real estate and dealership transactions	Severance costs	Acquisition costs	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$158,636	$(223)	$(122)	$(561)	$—	$157,730
Asset impairments	201	(168)	—	—	(33)	—
Income from operations	27,551	391	122	561	33	28,658
Income before income taxes	18,132	391	122	561	33	19,239
Provision for income taxes	(3,697)	(78)	(24)	—	(7)	(3,806)
Net income	$14,435	$313	$98	$561	$26	$15,433

SG&A as % Gross Profit:	82.2					81.7
Operating Margin %:	1.6					1.7
Pretax Margin %:	1.1					1.1
2016 v. 2017
Same Store SG&A (1)	$150,626	$(61)	$(122)	$(561)	$—	$149,882
Same Store SG&A as % Gross Profit: (1)	80.1					79.7

Same Store income from operations (1)	$30,875	$229	$122	$561	$33	$31,820
Same Store Operating Margin %: (1)	1.8					1.9
2016 v. 2015
Same Store SG&A (1)	$106,551	$(61)	$—	$(561)	$—	$105,929
Same Store SG&A as % Gross Profit: (1)	77.9					77.4

Same Store income from operations (1)	$25,718	$61	$—	$561	$—	$26,340
Same Store Operating Margin %: (1)	2.1					2.2
(1) As further described in “Results of Operations,” Same Store results for 2016 that are compared to 2017 differ from those used in the comparison to 2015.

	Brazil Adjustments for
	Year Ended December 31, 2016
	U.S. GAAP	Gain (loss) on real estate and dealership transactions	Foreign transaction tax	Foreign deferred income tax benefit	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$46,988	$(372)	$(274)	$—	$—	$46,342
Asset impairments	10,843	(423)	—	—	(10,420)	—
Income (loss) from operations	(12,261)	795	274	—	10,420	(772)
Income (loss) before income taxes	(12,941)	795	274	—	10,420	(1,452)
Benefit (provision) for income taxes	5,932	—	$—	(1,686)	(3,543)	703
Net income (loss)	$(7,009)	$795	$274	$(1,686)	$6,877	$(749)

SG&A as % Gross Profit:	100.5					99.2
Operating Margin %:	(2.9)					(0.2)
Pretax Margin %:	(3.0)					(0.3)
2016 v. 2017
Same Store SG&A (1)	$40,315	$—	$(274)	$—	$—	$40,041
Same Store SG&A as % Gross Profit: (1)	95.2					94.6

Same Store income (loss) from operations (1)	$(9,590)	$—	$274	$—	$10,420	$1,104
Same Store Operating Margin %: (1)	(2.4)					0.3
2016 v. 2015
Same Store SG&A (1)	$43,393	$—	$(274)	$—	$—	$43,119
Same Store SG&A as % Gross Profit: (1)	96.5					95.9

Same Store income (loss) from operations (1)	$(9,903)	$423	$274	$—	$9,901	$695
Same Store Operating Margin %: (1)	(2.4)					0.2
(1) As further described in “Results of Operations,” Same Store results for 2016 that are compared to 2017 differ from those used in the comparison to 2015.

		Consolidated Adjustments for
		Year Ended December 31, 2016
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Severance costs	Acquisition costs	Legal settlements (2)	Foreign transaction tax	Foreign deferred income tax benefit	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$1,170,763	$(5,873)	$2,243	$(1,959)	$(591)	$11,671	$(274)	$—	$—	$1,175,980
Asset impairments	32,838	—	(714)	—	—	—	—	—	(32,124)	—
Income (loss) from operations	340,234	5,873	(1,529)	1,959	591	(11,671)	274	—	32,124	367,855
Income (loss) before income taxes	227,371	5,873	(1,529)	1,959	591	(11,671)	274	—	32,124	254,992
Benefit (provision) for income taxes	(80,306)	(2,207)	937	(710)	(11)	4,359	—	(1,686)	(11,676)	(91,300)
Net income (loss)	$147,065	$3,666	$(592)	$1,249	$580	$(7,312)	$274	$(1,686)	$20,448	$163,692
Less: Adjusted earnings (loss) allocated to participating securities	5,869	147	(24)	50	23	(293)	11	(68)	822	6,537
Adjusted net income (loss) available to diluted common shares	$141,196	$3,519	$(568)	$1,199	$557	$(7,019)	$263	$(1,618)	$19,626	$157,155

Diluted income (loss) per common share	$6.67	$0.17	$(0.03)	$0.05	$0.02	$(0.33)	$0.01	$(0.07)	$0.93	$7.42

Effective tax rate %	35.3									35.8

SG&A as % Gross Profit:	73.4									73.7
Operating Margin %:	3.1									3.4
Pretax Margin %:	2.1									2.3
2016 v. 2017
Same Store SG&A (1)	$1,146,049	$(5,873)	$(446)	$(1,959)	$(591)	$9,864	$(274)	$—	$—	$1,146,770
Same Store SG&A as % Gross Profit: (1)	72.9									73.0

Same Store income (loss) from operations (1)	$342,943	$5,873	$614	$1,959	$591	$(9,864)	$274	$—	$32,124	$374,514
Same Store Operating Margin %: (1)	3.2									3.5
2016 v. 2015
Same Store SG&A (1)	$1,102,541	$(5,873)	$(446)	$(1,837)	$(591)	$9,864	$(274)	$—	$—	$1,103,384
Same Store SG&A as % Gross Profit: (1)	72.8									72.9

Same Store income (loss) from operations (1)(3)	$331,021	$5,873	$869	$1,837	$591	$(9,864)	$274	$—	$31,554	$362,155
Same Store Operating Margin %: (1)	3.2									3.6
(1) As further described in “Results of Operations,” Same Store results for 2016 that are compared to 2017 differ from those used in the comparison to 2015.
(2) For the year ended December 31, 2016, the Company recognized a net pre-tax gain related to a settlement with an OEM of $11.7 million ($9.9 million on a
Same Store basis).
(3) Same Store loss on real estate and dealership transactions of $0.9 million, includes the impact of non-cash impairment charges of $0.4 million related to
Brazil.

	U.S. Adjustments for
	Year Ended December 31, 2015
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Legal settlements	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$958,608	$(1,588)	$8,891	$(1,000)	$—	$964,911
Asset impairments	18,983	—	—	—	(18,983)	—
Income (loss) from operations	320,136	1,588	(8,891)	1,000	18,983	332,816
Income (loss) before income taxes	231,797	1,588	(8,892)	1,000	18,983	244,476
Benefit (provision) for income taxes	(89,433)	(597)	3,413	(390)	(7,080)	(94,087)
Net income (loss)	$142,364	$991	$(5,479)	$610	$11,903	$150,389

SG&A as % Gross Profit:	71.6					72.1
Operating Margin %:	3.6					3.7
Pretax Margin %:	2.6					2.7

Same Store SG&A	$939,535	$(1,588)	$(569)	$(1,000)	$—	$936,378
Same Store SG&A as % Gross Profit:	71.6					71.4

Same Store income from operations	$315,399	$1,588	$569	$1,000	$16,535	$335,091
Same Store Operating Margin %:	3.6					3.9

	U.K. Adjustments for
	Year Ended December 31, 2015
	U.S. GAAP	Severance costs	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$108,719	(208)	$—	$108,511
Asset impairments	330	—	(330)	—
Income from operations	24,290	208	330	24,828
Income before income taxes	18,879	208	330	19,417
Provision for income taxes	(3,655)	(41)	(67)	(3,763)
Net income	$15,224	167	$263	$15,654

SG&A as % Gross Profit:	79.0			78.8
Operating Margin %:	2.0			2.0
Pretax Margin %:	1.5			1.6

Same Store SG&A	$108,770	(208)	$—	$108,562
Same Store SG&A as % Gross Profit:	79.0			78.9

Same Store income from operations	$24,232	$208	$330	$24,770
Same Store Operating Margin %:	2.0			2.0

	Brazil Adjustments for
	Year Ended December 31, 2015
	U.S. GAAP	Gain (loss) on real estate and dealership transactions	Severance costs	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$53,506	$(520)	$(226)	$—	$52,760
Asset impairments	68,249	—	—	(68,249)	—
Income from operations	(66,088)	520	226	68,249	2,907
Income (loss) before income taxes	(68,505)	520	226	68,249	490
Benefit (provision) for income taxes	4,916	—	(7)	(5,996)	(1,087)
Net income (loss)	$(63,589)	$520	$219	$62,253	$(597)

SG&A as % Gross Profit:	93.3				92.0
Operating Margin %:	(12.8)				0.6
Pretax Margin %:	(13.2)				0.1

Same Store SG&A	$44,677	$—	$(150)	$—	$44,527
Same Store SG&A as % Gross Profit:	85.2				84.9

Same Store income (loss) from operations	$(59,460)	$—	$150	$66,021	$6,711
Same Store Operating Margin %:	(12.3)				1.4

	Consolidated Adjustments for
	Year Ended December 31, 2015
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Severance costs	Legal settlements	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$1,120,833	$(1,588)	$8,372	$(435)	$(1,000)	$—	$1,126,182
Asset impairments	87,562	—	—	—	—	(87,562)	—
Income (loss) from operations	278,338	1,588	(8,372)	435	1,000	87,562	360,554
Income (loss) before income taxes	182,171	1,588	(8,372)	435	1,000	87,562	264,387
Benefit (provision) for income taxes	(88,172)	(597)	3,413	(48)	(390)	(13,143)	(98,937)
Net income (loss)	$93,999	$991	$(4,959)	$387	$610	$74,419	$165,450
Less: Adjusted earnings (loss) allocated to participating securities	3,595	38	(190)	15	23	2,857	6,338
Adjusted net income (loss) available to diluted common shares	$90,404	$953	$(4,769)	$372	$587	$71,562	$159,112

Diluted income (loss) per common share	$3.90	$0.04	$(0.21)	$0.02	$0.03	$3.09	$6.87

Effective tax rate	48.4						37.4

SG&A as % Gross Profit:	73.1						73.4
Operating Margin %:	2.6						3.4
Pretax Margin %:	1.7						2.5

Same Store SG&A	$1,092,982	$(1,588)	$(569)	$(358)	$(1,000)	$—	$1,089,467
Same Store SG&A as % Gross Profit:	72.8						72.6

Same Store income from operations	$280,171	$1,588	$569	$358	$1,000	$82,889	$366,575
Same Store Operating Margin %:	2.7						3.5

The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$198,925	$384,857	$141,047
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition related activity	88,742	(113,116)	100,302
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	(3,000)	—	3,000
Adjusted net cash provided by operating activities	$284,667	$271,741	$244,349
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(312,598)	$(174,040)	$(284,502)
Change in cash paid for acquisitions, associated with floorplan notes payable	14,733	—	32,140
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	—	(16,599)	(14,429)
Adjusted net cash used in investing activities	$(297,865)	$(190,639)	$(266,791)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) operating activities	$121,476	$(205,007)	$121,009
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	(100,475)	129,715	(121,013)
Adjusted net cash provided by (used in) financing activities	$21,001	$(75,292)	$(4)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We manage a portion of our interest rate risks through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided about foreign currency exchange rates and financial instruments to which we are a party at December 31, 2017, and from which we may incur future gains or losses from changes in market interest rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of December 31, 2017, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $567.9 million and $542.1 million, respectively. Our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $310.9 million and $296.2 million, respectively, at December 31, 2017. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $86.8 million and a fair value of $92.9 million as of December 31, 2017.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
We use interest rate swaps to adjust our exposure to interest rate movements, when appropriate, based upon market conditions. As of December 31, 2017, we held interest rate swaps in effect with aggregate notional amounts of $623.0 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.5%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate real estate related borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of December 31, 2017, net unrealized losses, net of income taxes, totaled $0.7 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges and were determined to be effective. In addition to the $623.0 million of swaps in effect as of December 31, 2017, we also held 11 interest rate swaps with forward start dates between January 2018 and December 2020 and expiration dates between December 2020 and December 2030. As of December 31, 2017, the aggregate notional amount of these swaps was $575.0 million with a weighted average interest rate of 2.1%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2030 does not exceed $918.4 million.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions):

	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031
Average notional amount in effect during the period	$822	$821	$917	$564	$432	$168	$134	$125	$125	$100	$100	$100	$100	$100	$—
Weighted average interest rate during the period	2.53%	2.59%	2.28%	2.19%	1.76%	1.74%	1.81%	1.81%	1.81%	1.85%	1.85%	1.85%	1.85%	1.85%	—%
As of December 31, 2017, we had $1,761.7 million of variable-rate borrowings outstanding. Based on the average amount of variable-rate borrowings outstanding for 2017, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $16.5 million change to our annual interest expense. After consideration of the average interest rate swaps in effect during 2017, a 100 basis-point change would have yielded a net annual change of $8.3 million in annual interest expense. This interest rate sensitivity increased from the similar analysis prepared for 2016, primarily as a result of the increase in variable-rate floorplan borrowings, which was partially offset by an increase in the average notional swap amount outstanding between periods.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the years ended December 31, 2017 and December 31, 2016, we recognized $48.9 million and $49.2 million of interest assistance as a reduction of new vehicle cost of sales, respectively. For the past three years, the reduction to our new vehicle cost of sales has ranged from 88.0% of our floorplan interest expense for the first quarter of 2017 to 139.9% in the third quarter of 2015. In the U.S., manufacturer’s interest assistance was 105.6% of floorplan interest expense in the fourth quarter of 2017. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical practice of the OEMs, that an increase in prevailing interest rates would result in increased assistance from certain manufacturers over time.
Foreign Currency Exchange Rates. As of December 31, 2017, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may temporarily impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in a $180.5 million decrease to our revenues for the year ended December 31, 2017. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in a $41.6 million decrease to our revenues for the year ended December 31, 2017. We believe that inflation rates over the last few years have not had a significant impact on our consolidated revenues or profitability. We do not expect inflation to have near-term material effects on the sale of our products and services on a consolidated basis; however, we cannot be sure there will be no such effect in the future. We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.
Item 8. Financial Statements and Supplementary Data
See our Consolidated Financial Statements beginning on page F-1 for the information required by this Item and incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.
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

Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2017, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the 2013 framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered accounting firm who audited the Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting. This report, dated February 16, 2018, appears on the following page.
Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Group 1 Automotive, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Group 1 Automotive, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Group 1 Automotive, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Houston, Texas
February 16, 2018

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of Group 1
The following sets forth certain information regarding our executive officers as of February 16, 2018.

Name	Age	Position	Years with Group 1	Years of Automotive Experience
Earl J. Hesterberg	64	President and Chief Executive Officer	12.5	43
Daryl Kenningham	53	President, U.S. Operations	6.5	30
John C. Rickel	56	Senior Vice President and Chief Financial Officer	12	34
Frank Grese Jr.	66	Senior Vice President of Human Resources, Training, and Operations Support	13	43
Darryl M. Burman	59	Senior Vice President and General Counsel	11	20
Peter C. DeLongchamps	57	Senior Vice President, Manufacturer Relations, Financial Services and Public Affairs	13.5	35
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
Daryl Kenningham has served as President, U.S. Operations since April 2017. Previously, he served as Regional Vice President of the West Region from February 2016 through April 2017 and as Regional Vice President of the East Region from April 2011 through January 2016. Prior to joining the Company, he served as the Chief Operating Officer of Ascent Automotive in Houston and previously held a variety of sales, marketing, finance and automotive-logistics positions with Gulf States Toyota. He also held various sales, marketing and vehicle distribution positions in the United States and Japan with Nissan Motor Corporation, where he began his career in 1988.
John C. Rickel was appointed Senior Vice President and Chief Financial Officer in December 2005. From 1984 until joining Group 1, Mr. Rickel held a number of executive and managerial positions of increasing responsibility with Ford Motor Company, a global manufacturer and distributor of cars, trucks and automotive parts. In his last position with Ford, he served as Controller, Ford Americas, where he was responsible for the financial management of Ford’s western hemisphere automotive operations. Immediately prior to that, he was Chief Financial Officer of Ford Europe, where he oversaw all accounting, financial planning, information services, tax and investor relations activities. From 2002 to 2004, Mr. Rickel was Chairman of the Board of Directors of Ford Russia, and a member of the Board of Directors and the Audit Committee of Ford Otosan, a publicly traded automotive company located in Turkey and owned 41% by Ford.
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
Darryl M. Burman has served as Senior Vice President and General Counsel since January 2018 and as Vice President and General Counsel from December 2006 through December 2017. From September 2005 to December 2006, Mr. Burman was a partner and head of the corporate and securities practice in the Houston office of Epstein Becker Green Wickliff & Hall, P.C. From September 1995 until September 2005, Mr. Burman served as the head of the corporate and securities practice of

Fant & Burman, L.L.P. in Houston, Texas, specializing in mergers and acquisitions, including automotive dealerships. Mr. Burman currently serves as a Director of the Texas General Counsel Forum - Houston Chapter and serves on the Board of Directors of the University of South Florida Foundation and South Texas College of Law.
Peter C. DeLongchamps has served as Senior Vice President, Manufacturer Relations, Financial Services and Public Affairs since January 2018. He previously served as Vice President, Manufacturer Relations, Financial Services and Public Affairs from January 2012 through December 2017, and as Vice President, Manufacturer Relations and Public Affairs from January 2006 through December 2011. He served as Vice President, Manufacturer Relations from July 2004 through December 2005. Mr. DeLongchamps began his automotive retailing career in 1980, having worked for General Motors Corporation and BMW of North America, and holding various management positions in the automotive industry. Immediately prior to joining the Company in 2004, Mr. DeLongchamps was President of Advantage BMW, a Houston‑based automotive retailer. Mr. DeLongchamps also serves on the Board of Directors of Junior Achievement of Southeast Texas.
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
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement prepared in connection with the 2018 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2017.
Item 11. Executive Compensation
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement prepared in connection with the 2018 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement prepared in connection with the 2018 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement prepared in connection with the 2018 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2017.
Item 14. Principal Accounting Fees and Services
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement prepared in connection with the 2018 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2017.

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
Group 1 Automotive, Inc. and Subsidiaries — Consolidated Financial Statements

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Group 1 Automotive, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Houston, Texas
February 16, 2018

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,787	$20,992
Contracts-in-transit and vehicle receivables, net	306,433	269,508
Accounts and notes receivable, net	188,611	173,364
Inventories, net	1,763,293	1,651,815
Prepaid expenses and other current assets	42,062	34,908
Total current assets	2,329,186	2,150,587
PROPERTY AND EQUIPMENT, net	1,318,959	1,125,883
GOODWILL	913,034	876,763
INTANGIBLE FRANCHISE RIGHTS	285,632	284,876
OTHER ASSETS	24,254	23,794
Total assets	$4,871,065	$4,461,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$1,240,695	$1,136,654
Offset account related to floorplan notes payable - credit facility	(86,547)	(59,626)
Floorplan notes payable — manufacturer affiliates	397,183	392,661
Offset account related to floorplan notes payable - manufacturer affiliates	(22,500)	(25,500)
Current maturities of long-term debt and short-term financing	77,609	72,419
Current liabilities from interest rate risk management activities	1,996	3,941
Accounts payable	412,981	356,099
Accrued expenses	177,070	176,469
Total current liabilities	2,198,487	2,053,117
LONG-TERM DEBT, net of current maturities	1,318,184	1,212,809
DEFERRED INCOME TAXES	124,404	161,502
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	8,583	20,470
OTHER LIABILITIES	97,125	83,805
COMMITMENTS AND CONTINGENCIES (NOTE 14)	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,515 and 25,663 issued, respectively	255	257
Additional paid-in capital	291,461	290,899
Retained earnings	1,246,323	1,053,301
Accumulated other comprehensive loss	(123,226)	(146,944)
Treasury stock, at cost; 4,617 and 4,258 shares, respectively	(290,531)	(267,313)
Total stockholders’ equity	1,124,282	930,200
Total liabilities and stockholders’ equity	$4,871,065	$4,461,903

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$6,157,531	$6,046,075	$6,001,306
Used vehicle retail sales	2,798,986	2,757,713	2,638,969
Used vehicle wholesale sales	400,170	401,863	397,251
Parts and service sales	1,338,032	1,261,307	1,186,193
Finance, insurance and other, net	429,002	420,654	408,786
Total revenues	11,123,721	10,887,612	10,632,505
COST OF SALES:
New vehicle retail sales	5,835,526	5,729,697	5,695,829
Used vehicle retail sales	2,621,431	2,575,234	2,459,499
Used vehicle wholesale sales	402,912	406,305	399,171
Parts and service sales	618,343	581,307	544,034
Total cost of sales	9,478,212	9,292,543	9,098,533
GROSS PROFIT	1,645,509	1,595,069	1,533,972
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,226,195	1,170,763	1,120,833
DEPRECIATION AND AMORTIZATION EXPENSE	57,936	51,234	47,239
ASSET IMPAIRMENTS	19,506	32,838	87,562
INCOME FROM OPERATIONS	341,872	340,234	278,338
OTHER EXPENSE:
Floorplan interest expense	(52,372)	(44,927)	(39,264)
Other interest expense, net	(70,497)	(67,936)	(56,903)
INCOME BEFORE INCOME TAXES	219,003	227,371	182,171
PROVISION FOR INCOME TAXES	(5,561)	(80,306)	(88,172)
NET INCOME	$213,442	$147,065	$93,999
BASIC EARNINGS PER SHARE	$10.08	$6.67	$3.91
Weighted average common shares outstanding	20,420	21,161	23,148
DILUTED EARNINGS PER SHARE	$10.08	$6.67	$3.90
Weighted average common shares outstanding	20,425	21,170	23,152
CASH DIVIDENDS PER COMMON SHARE	$0.97	$0.91	$0.83

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
NET INCOME	$213,442	$147,065	$93,999
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	15,061	(19,081)	(54,457)
Net unrealized gain (loss) on interest rate risk management activities:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of ($620), ($1,037), and $5,914, respectively	1,034	1,728	(9,856)
Reclassification adjustment for loss included in interest expense, net of tax provision of $4,573, $5,036, and $4,987, respectively	7,623	8,393	8,313
Unrealized gain (loss) on interest rate risk management activities, net of tax	8,657	10,121	(1,543)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	23,718	(8,960)	(56,000)
COMPREHENSIVE INCOME	$237,160	$138,105	$37,999

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
	(In thousands)
BALANCE, December 31, 2014	25,724	$257	$286,854	$852,057	$(81,984)	$(79,174)	$978,010
Net income	—	—	—	93,999	—	—	93,999
Other comprehensive loss, net	—	—	—	—	(56,000)	—	(56,000)
Acquisition of treasury stock	—	—	—	—	—	(99,015)	(99,015)
Net issuance of treasury shares to employee stock compensation plans	(18)	—	(16,701)	—	—	16,907	206
Stock-based compensation, including tax effect of $2,142	—	—	20,939	—	—	—	20,939
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(19,887)	—	—	(19,887)
BALANCE, December 31, 2015	25,706	$257	$291,092	$926,169	$(137,984)	$(161,282)	$918,252
Net income	—	—	—	147,065	—	—	147,065
Other comprehensive loss, net	—	—	—	—	(8,960)	—	(8,960)
Acquisition of treasury stock	—	—	—	—	—	(129,187)	(129,187)
Net issuance of treasury shares to employee stock compensation plans	(43)	—	(20,963)	—	—	23,156	2,193
Stock-based compensation, including tax effect of ($249)	—	—	20,770	—	—	—	20,770
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(19,933)	—	—	(19,933)
BALANCE, December 31, 2016	25,663	$257	$290,899	$1,053,301	$(146,944)	$(267,313)	$930,200
Net income	—	—	—	213,442	—	—	213,442
Other comprehensive income, net	—	—	—	—	23,718	—	23,718
Acquisition of treasury stock	—	—	—	—	—	(42,084)	(42,084)
Net issuance of treasury shares to employee stock compensation plans	(148)	(2)	(18,293)	—	—	18,866	571
Stock-based compensation	—	—	18,855	—	—	—	18,855
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(20,420)	—	—	(20,420)
BALANCE, December 31, 2017	25,515	$255	$291,461	$1,246,323	$(123,226)	$(290,531)	$1,124,282

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$213,442	$147,065	$93,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,936	51,234	47,239
Deferred income taxes	(46,063)	14,162	11,884
Asset impairments	19,506	32,838	87,562
Stock-based compensation	18,900	21,073	18,851
Amortization of debt discount and issue costs	3,661	3,694	3,652
Gain on disposition of assets	(781)	(2,675)	(9,719)
Other	(407)	1,084	1,192
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	35,576	76,126	25,108
Accounts and notes receivable	(10,674)	(18,663)	(17,887)
Inventories	(44,021)	79,319	(186,634)
Contracts-in-transit and vehicle receivables	(33,484)	(15,621)	(17,944)
Prepaid expenses and other assets	(6,889)	8,244	(3,153)
Floorplan notes payable — manufacturer affiliates	(8,294)	(12,630)	87,516
Deferred revenues	517	(393)	(619)
Net cash provided by operating activities	198,925	384,857	141,047
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(109,081)	(57,327)	(212,252)
Proceeds from disposition of franchises, property and equipment	10,708	36,843	41,581
Purchases of property and equipment, including real estate	(215,832)	(156,521)	(120,252)
Other	1,607	2,965	6,421
Net cash used in investing activities	(312,598)	(174,040)	(284,502)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	7,019,070	6,597,406	7,557,237
Repayments on credit facility — floorplan line and other	(6,957,866)	(6,676,161)	(7,504,516)
Borrowings on credit facility — acquisition line	68,086	220,020	489,548
Repayments on credit facility — acquisition line	(42,278)	(220,020)	(557,696)
Net borrowings on 5.25% Senior Unsecured Notes	—	—	296,250
Borrowings on other debt	165,702	49,972	59,855
Principal payments on other debt	(121,199)	(45,928)	(63,769)
Borrowings on debt related to real estate, net of debt issue costs	75,309	39,141	31,238
Principal payments on debt related to real estate	(29,391)	(25,463)	(72,079)
Employee stock purchase plan purchases, net of employee tax withholdings	4,603	3,868	214
Repurchases of common stock, amounts based on settlement date	(40,094)	(127,606)	(97,473)
Tax effect from stock-based compensation	—	(249)	2,142
Dividends paid	(20,466)	(19,987)	(19,942)
Net cash provided by (used in) financing activities	121,476	(205,007)	121,009
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8)	2,145	(5,492)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,795	7,955	(27,938)
CASH AND CASH EQUIVALENTS, beginning of period	20,992	13,037	40,975
CASH AND CASH EQUIVALENTS, end of period	$28,787	$20,992	$13,037
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable and accrued expenses	$8,759	$15,930	$32,720
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ANNUAL FINANCIAL INFORMATION
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry with business activities in 15 states in the United States of America (“U.S.”), 28 towns in the United Kingdom (“U.K.”), and four states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the “Company” in these Notes to Consolidated Financial Statements. The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.
As of December 31, 2017, the Company’s U.S. retail network consisted of 115 dealerships within the following states: Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina, and Texas. The President of U.S. Operations reports directly to the Company's Chief Executive Officer and is responsible for the overall performance of the U.S. region, as well as for overseeing the market directors and dealership general managers. In addition, as of December 31, 2017, the Company had two international regions: (a) the U.K., which consisted of 42 dealerships and (b) Brazil, which consisted of 16 dealerships. The operations of the Company's international regions are structured similar to the U.S. region, each with a regional vice president reporting directly to the Company's Chief Executive Officer.

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
Basis of Presentation
All business acquisitions completed during the periods presented have been accounted by applying the aquisition method of accounting, and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on estimates of fair value and are subject to change within the purchase price allocation period (generally one year from the respective acquisition date). All intercompany balances and transactions have been eliminated in consolidation.
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
The Company arranges financing for customers through various institutions and receives financing fees based on the difference between the loan rates charged to customers and wholesale financing rates set by the financing institution. In

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, the Company receives fees from the sale of insurance and vehicle service contracts to customers. Revenues from these fees are recorded at the time of the sale of the vehicles as finance and insurance revenue earned. Further, through agreements with certain vehicle service contract administrators, the Company earns volume incentive rebates and interest income on reserves, as well as participates in the underwriting profits of the products. These amounts earned are also recognized as finance and insurance revenue. The Company may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. A reserve for future amounts estimated to be charged back is recorded, as a reduction of Finance, insurance and other revenue, net in the accompanying Consolidated Statement of Operations, based on the Company’s historical chargeback results and the termination provisions of the applicable contracts. While chargeback results vary depending on the type of contract sold, a 10% increase in the historical chargeback experience used in determining estimates of future amounts that might be charged back would have increased the reserve at December 31, 2017 by $5.0 million.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase. As of December 31, 2017 and 2016, cash and cash equivalents excluded $109.0 million and $85.1 million, respectively, of immediately available funds used to pay down the Floorplan Line of the Revolving Credit Facility and the FMCC Facility (as defined in Note 11, “Credit Facilities”), which are the Company’s primary options for the short-term investment of excess cash. These amounts are reflected in the Company’s Consolidated Balance Sheets as the offset accounts related to Floorplan Notes Payable - Credit Facility and Floorplan Notes Payable - Manufacturer Affiliates.
Contracts-in-Transit and Vehicle Receivables
Contracts-in-transit and vehicle receivables consist primarily of amounts due from financing institutions on retail finance contracts from vehicle sales and dealer incentives due from manufacturers. Also included are amounts receivable from vehicle wholesale sales.
Inventories
New, used and demonstrator vehicle inventories are carried at the lower of specific cost or net realizable value and are removed from inventory using the specific identification method in the Consolidated Balance Sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. Additionally, the Company receives interest assistance from some of the automobile manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the Company’s Consolidated Balance Sheets and as a reduction to cost of sales in its Statements of Operations as the vehicles are sold. At December 31, 2017 and 2016, inventory cost had been reduced by $9.1 million and $9.6 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales was reduced by $48.9 million, $49.2 million and $50.5 million for interest assistance received related to vehicles sold for the years ended December 31, 2017, 2016 and 2015, respectively. The interest assistance over the past three years has ranged from approximately 88.0% of the Company’s quarterly floorplan interest expense in the first quarter of 2017 to 139.9% for the third quarter of 2015.
Since the market value of inventory typically declines over time, the Company establishes new and used vehicle reserves based on its historical loss experience and management’s considerations of current market trends. These reserves are charged to cost of sales and reduce the carrying value of inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which the Company operates is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via the Company’s used vehicle management software and the industry expertise of the responsible used vehicle manager. Valuation risk is partially mitigated by the speed at which the Company turns this inventory. At December 31, 2017, the Company’s used vehicle days’ supply was 39 days.
Parts and accessories inventories are valued at lower of cost (determined on a first-in, first-out basis) or net realizable value in the Consolidated Balance Sheets. The Company incurs shipping costs in connection with selling parts to customers. The cost of shipping these parts is included in cost of sales on the Consolidated Statements of Operations.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of the assets, are expensed as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations. The Company reviews long-lived assets that are held-for-use for impairment at the lowest level of identifiable cash flows whenever there is evidence that the carrying value of these assets may not be recoverable (i.e., triggering events). This review consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset’s carrying amount is greater than such cash flow estimate, then it is required to be written down to its fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. See Note 15, “Asset Impairments,” for additional details regarding the Company’s impairment of long-lived assets.
Goodwill
Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. During 2016, the Company was organized into four geographic regions, East and West regions in the U.S., the U.K. region and the Brazil region. During 2017, the Company reorganized into three geographic regions, the U.S. region, the U.K. region and the Brazil region. The Company has determined that each region represents a reporting unit for the purpose of assessing goodwill for impairment. Annually in the fourth quarter, based on the carrying values of the Company’s regions as of October 31st, the Company performs a fair value and potential impairment assessment of its goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate a change in the fair value of the intangible asset has occurred (i.e., an impairment indicator).
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
The Company uses a combination of the discounted cash flow, or income approach (80% weighted), and the market approach (20% weighted) to determine the fair value of the Company’s reporting units. Included in the discounted cash flow approach are assumptions regarding revenue growth rates, future gross margins, future selling, general and administrative expenses (“SG&A”) and an estimated weighted average cost of capital (“WACC”). The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Specifically, with regard to the valuation assumptions utilized in the income approach for the U.S. reporting unit (which represents the Company’s largest reporting unit) as of October 31, 2017, the Company based its analysis on an estimate of industry sales of 16.9 million units in 2018, 16.7 million units in 2019, 16.5 million units in 2020 and remaining flat for the remainder of the forecasted years. For the market approach, the Company utilizes recent market multiples of guideline companies for both revenue and pretax net income weighted as appropriate by reporting unit. Each of these assumptions requires the Company to use its knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for its operations. If any one of the above assumptions change or fails to materialize, the resulting decline in the estimated fair value could result in a material, non-cash impairment charge to the goodwill associated with the reporting unit(s). See Note 15, “Asset Impairments,” and Note 16, “Intangible Franchise Rights and Goodwill,” for additional details regarding the Company’s goodwill.
Intangible Franchise Rights
The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, for agreements that do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost, based on the history with the manufacturer. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill in the U.S. reporting unit and remain as part of goodwill in the U.S. reporting unit at December 31, 2017 and 2016 in the accompanying Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets. In accordance with guidance primarily codified within Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, the Company evaluates these franchise rights for impairment annually in the fourth quarter, based on the carrying values of the Company’s

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

individual dealerships as of October 31st, or more frequently if events or circumstances indicate possible impairment has occurred.
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
The Company follows the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are recorded based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recognized deferred tax assets, net of valuation allowances, that it believes will be realized, based primarily on the assumption of future taxable income. As it relates to U.S. state net operating losses, as well as deferred tax assets primarily relating to net operating losses and goodwill for certain Brazil subsidiaries, a corresponding valuation allowance has been established to the extent that the Company has determined that net income attributable to certain jurisdictions may not be sufficient to realize the benefit. See Note 7, “Income Taxes” for additional details.
Fair Value of Financial Assets and Liabilities
The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, credit facilities, long-term debt and interest rate derivative instruments. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, credit facilities and variable-rate long-term debt approximate their carrying values due to the short-term nature of these instruments and/or the existence of variable interest rates. However, the carrying value of the Company’s fixed-rate long-term debt differs from fair value.
For discussion on the fair value of the Company’s interest rate derivative instruments and fixed-rate long-term debt, refer to “Derivative Financial Instruments” and Note 12, “Long-Term Debt” below, respectively.
Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations
The fair values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of property and equipment and intangible franchise rights. The Company utilizes third-party experts to determine the fair values of property and equipment purchased, including real estate, and utilizes its fair value model as discussed under “Intangible Franchise Rights” above, supplemented with assistance from third-party experts, to determine the fair value of intangible franchise rights acquired.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments
One of the Company’s primary market risk exposures is increasing interest rates. Interest rate derivatives, designated as cash flow hedges, are used to adjust interest rate exposures, when determined appropriate based on current and forecasted future market conditions.
The Company follows the requirements of guidance primarily codified within ASC 815, Derivatives and Hedging (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires the Company to recognize all cash flow hedges on its balance sheet at fair value. The related gains or losses on these interest rate derivatives are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the Company’s accompanying Consolidated Statements of Operations. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. All of the Company’s interest rate hedges were designated as cash flow hedges and were deemed to be effective at December 31, 2017, 2016 and 2015.
The Company measures the fair value of its interest rate derivative instruments utilizing an income approach valuation technique, converting estimated future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of its derivative instruments. In measuring fair value, the Company utilizes the option-pricing Black-Scholes present value technique for all of its derivative instruments. This option-pricing technique utilizes a one-month London Interbank Offered Rate (“LIBOR”) forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The fair value estimate of the interest rate derivative instruments also considers the credit risk of the Company for instruments in a liability position or the counterparty for instruments in an asset position. The credit risk is calculated by using the spread between the one-month LIBOR yield curve and the relevant average 10 and 20-year rate according to Standard and Poor’s.
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
Foreign Currency Translation
The functional currency for the Company’s U.K. subsidiaries is the British pound sterling (£) and of the Company’s Brazil subsidiaries is the Brazilian real (R$). The financial statements of all the Company’s foreign subsidiaries have been translated into U.S. dollars. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The difference in the U.S. dollar results that arise from the translation of all assets and liabilities are included in the cumulative currency translation adjustments in accumulated other comprehensive income/loss in stockholders’ equity and in other income/expense, when applicable. Upon disposition of the Company’s investment in a foreign subsidiary, the Company removes the accumulated translation adjustment attributable to that subsidiary from equity and recognizes it through earnings as a part of the gain or loss on the disposition transaction.
Factory Incentives
In addition to the interest assistance discussed above, the Company receives various dealer incentive payments from certain of the automobile manufacturers. These incentive payments are typically received on parts purchases from the automobile manufacturers and on new vehicle retail sales. These incentives are reflected as reductions of cost of sales in the Consolidated Statements of Operations. Factory incentive amounts related to parts and vehicles still in inventory as of the balance sheet date are reflected in inventory.

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
Advertising
The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2017, 2016, and 2015, totaled $74.1 million, $75.3 million and $74.6 million, respectively. The Company receives advertising assistance from some of the automobile manufacturers that the Company must spend on qualified advertising and is subject to audit and chargeback by the manufacturer. The assistance is accounted for as a reduction of advertising expense, which is included in SG&A expenses in the accompanying Consolidated Statements of Operations, as the assistance is earned. Advertising assistance amounts received related to vehicles still in inventory as of the balance sheet date are reflected in accrued expenses.
Advertising expense has been reduced by $15.3 million, $16.7 million and $17.3 million for advertising assistance earned related to vehicles sold for the years ended December 31, 2017, 2016 and 2015, respectively.
Business and Credit Risk Concentrations
The Company owns and operates franchised automotive dealerships in the U.S., the U.K. and Brazil. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the dealerships with an adequate supply of vehicles. For the year ended December 31, 2017, Toyota (including Lexus, Scion and Toyota brands), Volkswagen (including Audi, Porsche, and Volkswagen brands), BMW (including MINI and BMW brands), Ford (including Ford and Lincoln brands), Honda (including Acura and Honda brands), Nissan, General Motors (including Chevrolet, GMC, Buick, and Cadillac brands), Daimler (including Mercedes-Benz, smart and Sprinter brands), Hyundai (including Hyundai and Kia brands) and FCA US (formerly Chrysler) (including Chrysler, Dodge, RAM and Jeep brands), accounted for 25.3%, 13.0%, 12.7%, 11.5%, 9.2%, 7.4%, 6.2%, 4%, 3.9%, and 3.9% of the Company’s new vehicle sales volume, respectively. No other manufacturer accounted for more than 2.9% of the Company’s total new vehicle sales volume in 2017. Through the use of an open account, the Company purchases and returns parts and accessories from/to the manufacturers and receives reimbursement for rebates, incentives and other earned credits. As of December 31, 2017, the Company was due $109.6 million from various manufacturers (see Note 8, “Accounts and Notes Receivable”). Receivable balances from Toyota, General Motors, BMW, Volkswagen, Daimler, Ford, Nissan, Hyundai, Honda, and FCA US (formerly Chrysler), represented 16.6%, 14.1%, 14.0%, 13.5%, 11.2%, 9.0%, 5.0%, 3.8%, 3.4% and 3.2%, respectively, of this total balance due from manufacturers.
Statements of Cash Flows
With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft the Company’s credit facilities directly with no cash flow to or from the Company. With respect to borrowings for used vehicle financing in the U.S., the Company finances up to 85% of the value of the used vehicle inventory and the funds flow directly to the Company from the lender. In the U.K. and Brazil, the Company chooses which used vehicles to finance and the borrowings flow directly to the Company from the lender. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to manufacturer affiliated lenders participating in the Company’s syndicated lending group under the Revolving Credit Facility) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. All borrowings from, and repayments to, the syndicated lending group under the Revolving Credit Facility (as defined in Note 11, “Credit Facilities”) (including the cash flows from or to manufacturer affiliated lenders participating in the facility), as well as borrowing from, and repayments to, the Company’s other credit facilities are presented within Cash Flows from Financing Activities.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash paid for interest, including the monthly settlement of the Company’s interest rate derivatives, was $117.1 million, $109.3 million and $92 million in 2017, 2016 and 2015, respectively. Cash paid for taxes, net of refunds, was $61.0 million, $56.9 million and $74.8 million in 2017, 2016 and 2015, respectively.
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
Under the Company’s U.S. workers’ compensation and general liability insurance coverage, its exposure per claim is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that may be incurred. As of December 31, 2017, the Company had accrued $20.5 million for its estimated liability on incurred workers’ compensation and general liability claims.
At least annually, the Company engages a third-party actuary to conduct a study of the exposures under the self-insured portion of our worker’s compensation and general liability insurance programs for all open policy years. In the interim, the Company reviews the estimates within the study and monitors actual experience for unusual variances. The appropriate adjustments are made to the accrual, based upon these procedures. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence our reserve for claims and our financial position, results of operations and cash flows. A 10% increase in the actuarially determined estimate of aggregate future losses would have increased the reserve for these losses at December 31, 2017, by $2.1 million.
The Company’s U.S. insurance coverage for employee medical benefits limits the Company’s exposure to $1.0 million per occurrence. The Company’s U.S. property insurance includes coverage for building damage, content damage and business interruption. Deductibles for the U.S. property insurance vary depending on the cause of damage and the location.
The Company has insurance policies covering similar risks with smaller deductibles and/or self-insured retentions in both the U.K. and Brazil.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in the accounting standard replaced the lower of cost or market test with a lower of cost and net realizable value test. The amendments in this ASU were to be applied prospectively and were effective for interim and annual periods beginning after December 15, 2016. The Company adopted ASU 2015-11 during the first quarter of 2017. The adoption of this ASU did not materially impact its consolidated financial statements or results of operations.
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
The team identified the Company’s material revenue streams to be the sale of new and used vehicles; arrangement of associated vehicle financing and the sale of service and other insurance contracts; the performance of vehicle maintenance and repair services; and the sale of vehicle parts. The team reviewed a sample of contracts and other related documents associated with each revenue stream in each region. Based upon this review and application within the ASU, the team has concluded that no changes to the timing of revenue recognition for the sale of new and used vehicles, as well as parts are necessary. As it relates to vehicle maintenance and repair services, the team identified a change in the Company’s accounting policies and procedures. Through December 31, 2017, the Company has recognized revenue once the maintenance or repair services are completed and the vehicle is delivered to the customer. Under the new standard, the team has determined that the Company has an enforceable right to payment during the course of the work being performed and, thus, will be required to recognize revenue over time as the maintenance and repair services are performed. With regards to the revenue generated from the arrangement of vehicle financing and the sale of service and other insurance contracts, the team also identified a change in the Company’s accounting policies and procedures. Generally, the Company receives an upfront commission for these transactions from the finance or insurance provider and recognizes the associated revenue when the contract is executed. In some cases, the Company also earns retrospective commission income by participating in the future profitability of the portfolio of contracts sold by the Company. Through December 31, 2017, the Company’s accounting policy was to recognize the retrospective commission income as the amounts were determined and realized. The team has concluded that this retrospective commission income represents variable consideration for which the Company’s performance obligation is satisfied when the contract is executed. Under the new standard, an estimate of variable consideration, subject to a constraint, is to be included in the transaction price and recognized when or as the performance obligation is satisfied. Therefore, the Company’s accounting policy must change under the new ASU such that the Company will estimate the amount of future earnings that it will realize from the ultimate profitability of the portfolio and recognize such estimate, subject to any constraint in the estimate, upfront when the contract is executed. Changes in the Company’s estimates of the amount of variable consideration to be ultimately realized will be adjusted through revenue as determined. The Company will adopt the amendments of this ASU during the first fiscal quarter of 2018, using the modified retrospective approach. As a result of adopting the new standard and implementing the changes aforementioned, the Company expects the net, after-tax cumulative effect adjustment to increase retained earnings as of the date of adoption. The Company is in the process of finalizing its estimate of the cumulative effect adjustment, pending certain data and considerations of the appropriate level of constraint. The Company expects to complete its calculation in the first quarter of adoption.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendment replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The standard will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted for periods after December 15, 2018. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements or results of operations, but does not expect the amendments in this ASU to materially impact its consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The amendments in this update should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2019. Earlier application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The impact of the adoption of the provisions of the ASU on the Company’s consolidated financial statements will depend upon the significance of future impairments realized.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 715): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The amendments to cash flow and net investment hedge relationships should be applied using a modified retrospective approach while the presentation and disclosure requirements are applied prospectively, effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.

3. ACQUISITIONS AND DISPOSITIONS
During the twelve months ended December 31, 2017, the Company acquired 12 U.K. dealerships, inclusive of 14 franchises, and opened one additional dealership for one awarded franchise in the U.K. In addition, the Company acquired three dealerships in the U.S., inclusive of four franchises, opened one dealership for one awarded franchise in the U.S. and added motorcycles to an existing BMW dealership in Brazil. Aggregate consideration paid for these dealerships totaled $120.3 million, including the associated real estate and goodwill, as well as $11.2 million of cash received in the acquisition of the dealerships. The purchase prices have been allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates. The allocation of the purchase prices is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation periods (generally one year from the respective acquisition date). In addition, during the twelve months ended December 31, 2017, the Company disposed of three dealerships: two in Brazil representing two franchises and one in the U.K. representing one franchise.
During the twelve months ended December 31, 2016, the Company acquired 12 U.K. dealerships, inclusive of 15 franchises, and opened two additional dealerships for two awarded franchises in the U.K. The Company also acquired one dealership in Brazil, representing one franchise, and opened two additional dealerships in Brazil representing one acquired and two previously awarded franchises. Aggregate consideration paid for these dealerships totaled $61.2 million, including the associated real estate and goodwill, as well as $3.9 million of cash received in the acquisition of the dealerships. The purchase prices were allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates. In addition, during the twelve months ended December 31, 2016, the Company disposed of ten franchises: five in the U.S., four in Brazil and one in the U.K. Primarily as a result of these U.S., Brazil and U.K. dealership dispositions, a net pre-tax gain of $2.7 million and net pretax losses of $0.8 million and $0.3 million, respectively, were recognized for the twelve months ended December 31, 2016.
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
In effect as of December 31, 2017 and December 31, 2016, the Company held interest rate derivative instruments with an aggregate notional value of $623.0 million and $765.3 million, respectively, that fixed its underlying one-month LIBOR at a weighted average rate of 2.5% and 2.5%, respectively. Of the $623.0 million in notional value of swaps in effect as of December 31, 2017, $110.6 million became effective during the year ended December 31, 2017. The following table presents the notional value of the annual expiration of swaps in effect as of December 31, 2017 (excludes forward starting swaps):

	2018	2019	2020	2021	2022	2023	2024
Notional amount of swaps expiring (in millions)	$153.6	$353.7	$53.7	$12.0	$18.8	$26.9	$4.2
The Company records the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense. For the years ended December 31, 2017, 2016 and 2015, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $10.3 million, $11.1 million, and $11.5 million, respectively. Total floorplan

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest expense, inclusive of the aforementioned impact of the Company’s interest rate hedges, was $52.4 million, $44.9 million, and $39.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
In addition to the $623.0 million of swaps in effect as of December 31, 2017, the Company held 11 additional interest rate derivative instruments with forward start dates between January 2018 and December 2020 and expiration dates between December 2020 and December 2030. As of December 31, 2017, the aggregate notional value of these 11 forward-starting swaps was $575.0 million, of which $200.0 million were to become effective by January 2, 2018, and the weighted average interest rate was 2.1%. The combination of the interest rate derivative instruments currently in effect and these forward-starting derivative instruments is structured such that the notional value in effect at any given time through December 2030 does not exceed $918.4 million, which is less than the Company’s expectation for variable rate debt outstanding during such period.
In aggregate, as of December 31, 2017 and December 31, 2016, the Company reflected liabilities from interest rate risk management activities of $10.6 million and $24.4 million, respectively, in its Consolidated Balance Sheets. In addition, as of both December 31, 2017 and December 31, 2016, the Company reflected $9.5 million of assets from interest rate risk management activities included in Other Assets in the Consolidated Balance Sheet. Included in Accumulated Other Comprehensive Loss at December 31, 2017, 2016 and 2015, were accumulated unrealized losses, net of income taxes, totaling $0.7 million, $9.3 million, and $19.5 million, respectively, related to these interest rate derivative instruments. As of December 31, 2017 and 2016, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 or 2015, respectively. The following table presents the impact during the current and comparative prior year periods for the Company’s derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in OCI
	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Derivatives in Cash Flow Hedging Relationship
Interest rate derivative instruments	$1,034	$1,728	$(9,856)

	Amount of Loss Reclassified from OCI into Statement of Operations
	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Location of Loss Reclassified from OCI into Statements of Operations
Floorplan interest expense	$(10,272)	$(11,097)	$(11,486)
Other interest expense	(1,924)	(2,332)	(1,814)
The amount expected to be reclassified out of other comprehensive income (loss) into earnings as additional floorplan interest expense or other interest expense in the next twelve months is $6.9 million.
5. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2014 Long Term Incentive Plan (the "Incentive Plan"), as well as to employees pursuant to its Employee Stock Purchase Plan, as amended (the "Purchase Plan", formerly named the 1998 Employee Stock Purchase Plan).
Long Term Incentive Plan
The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2017, there were 1,063,975 shares available for issuance under the Incentive Plan.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards
Under the Incentive Plan, the Company grants to non-employee directors and certain employees restricted stock awards or, at their election, restricted stock units at no cost to the recipient. Restricted stock awards qualify as participating securities because each award contains non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 6, “Earnings Per Share,” for further details. Restricted stock awards are considered outstanding at the date of grant, but are subject to vesting periods upon issuance of up to five years. Restricted stock units are considered vested at the time of issuance. However, since they convey no voting rights, they are not considered outstanding when issued. Restricted stock units settle in cash upon the termination of the grantees’ employment or directorship. In the event an employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. The Company issues new shares or treasury shares, if available, when restricted stock vests. Compensation expense for restricted stock awards is calculated based on the market price of the Company’s common stock at the date of grant and recognized over the requisite service period. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate.
A summary of the restricted stock awards as of December 31, 2017, along with the changes during the year then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	850,422	$67.25
Granted	223,139	75.45
Vested	(270,335)	70.93
Forfeited	(100,448)	68.79
Nonvested at December 31, 2017	702,778	$68.23
The total fair value of restricted stock awards which vested during the years ended December 31, 2017, 2016 and 2015, was $19.2 million, $16.5 million and $13.9 million, respectively.
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of December 31, 2017, there were 1,139,095 shares available for issuance under the Purchase Plan. During the years ended December 31, 2017, 2016 and 2015, the Company issued 123,448, 152,138, and 102,029 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
The weighted average per share fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $16.51, $13.40, and $18.56 during the years ended December 31, 2017, 2016 and 2015, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation
Total stock-based compensation cost was $18.9 million, $21.1 million, and $18.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $34.7 million of total unrecognized compensation cost related to stock-based compensation arrangements which is expected to be recognized over a weighted-average period of 3.1 years. Cash received from Purchase Plan purchases was $7.1 million, $7.1 million and $7.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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
The following table sets forth the calculation of EPS for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	20,420	21,161	23,148
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	5	9	4
Weighted average dilutive common shares outstanding	20,425	21,170	23,152
Basic:
Net income	$213,442	$147,065	$93,999
Less: Earnings allocated to participating securities	7,512	5,871	3,595
Earnings available to basic common shares	$205,930	$141,194	$90,404
Basic earnings per common share	$10.08	$6.67	$3.91
Diluted:
Net income	$213,442	$147,065	$93,999
Less: Earnings allocated to participating securities	7,511	5,869	3,595
Earnings available to diluted common shares	$205,931	$141,196	$90,404
Diluted earnings per common share	$10.08	$6.67	$3.90

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. INCOME TAXES
Income/(loss) before income taxes by geographic area was as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Domestic	$206,579	$222,178	$231,798
Foreign	12,424	5,193	(49,627)
Total income before income taxes	$219,003	$227,371	$182,171
Federal, state and foreign income tax provisions/(benefits) were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Federal:
Current	$44,921	$57,321	$66,973
Deferred	(46,938)	18,704	15,528
State:
Current	3,774	4,636	5,165
Deferred	3,921	1,878	1,768
Foreign:
Current	2,929	4,187	4,150
Deferred	(3,046)	(6,420)	(5,412)
Provision for income taxes	$5,561	$80,306	$88,172
Actual income tax expense differed from income tax expense computed by applying the U.S. federal statutory corporate tax rate of 35% to income before income taxes in 2017, 2016 and 2015 as follows:

	Year Ended December 31,
	2017		2016	2015
	(In thousands)
Provision at the U.S. federal statutory rate	$76,651		$79,580	$63,760
Increase (decrease) resulting from:
State income tax, net of benefit for federal deduction	4,472		4,230	4,448
Foreign income tax rate differential	(2,443)		(2,799)	(2,002)
Employment credits	(862)		(821)	(407)
Changes in valuation allowances	629		749	14,667
Non-deductible goodwill	—		34	4,651
Tax Cuts and Jobs Act - Deferred Tax Effect	(73,028)	—	—	—
Stock-based compensation	(136)		368	386
Other	278		(1,035)	2,669
Provision for income taxes	$5,561		$80,306	$88,172
On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, creating a territorial tax system that generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, and requiring companies to pay a one-time transition tax on unrepatriated earnings of their foreign subsidiaries.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Job Act (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not exceed one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
For the year ended December 31, 2017, the Company was able to determine a reasonable estimate of the impact of the Tax Act and recognized that estimate as a provisional amount. Based on the reduction of the U.S. federal corporate tax to 21%, effective January 1, 2018, the Company recorded a provisional $73.0 million tax benefit to continuing operations, with a corresponding reduction in its net deferred tax liabilities. This was based on the remeasurement of the Company’s deferred tax assets and liabilities, and a review of the Company’s valuation allowances, using the new tax rate prescribed in the Tax Act effective in 2018. In addition, the Company provisionally determined that it does not have a transition tax liability for previously untaxed accumulated and current earnings and profits (E&P) of our foreign subsidiaries, based on its estimated calculation of E&P as of the relevant measurement dates.
Due to the timing of the enactment and complexity involved in applying the provisions of the Tax Act, we based our provisions on reasonable estimates of the law’s effects in our financial statements as of December 31, 2017. We will complete our accounting for the Tax Act after we have considered additional guidance issued by the U.S. Treasury Department, the IRS, state tax authorities and other standard-setting bodies, and we have gathered and analyzed additional data relative to our calculations. This may result in adjustments to our provisional amounts, which would impact our provision for income taxes and effective tax rate in the period the adjustments are made. We will complete our accounting for the Tax Act in 2018. With regard to the new tax on post-2017 “global intangible low-taxed income” (GILTI) created by the Tax Act, the Company has elected to adopt an accounting policy of accounting for this tax as a period charge in the future period the tax may arise, and has not provided any deferred taxes related to its foreign investments with respect to GILTI.
For the year ended December 31, 2017, the Company recorded a tax provision of $5.6 million. This included the tax benefit for the deferred tax impact of the Tax Act noted above, as well as excess tax deductions for restricted stock resulting from the adoption of ASU 2016-09, which were partially offset by certain expenses for stock-based compensation recorded in 2017 that were non-deductible for income tax purposes. For the year ended December 31, 2017, the Company also provided valuation allowances with respect to deferred tax assets primarily relating to goodwill and net operating losses of certain Brazil subsidiaries, as well as state net operating losses in the U.S., based on expectations concerning their realizability. As a result of these items recorded in 2017 compared to the 2016 items discussed below, the effective tax rate for the year ended December 31, 2017 decreased to 2.5%, as compared to 35.3% for the year ended December 31, 2016.
During 2016, the Company recorded a tax provision of $80.3 million. Certain expenses for stock-based compensation recorded in 2016 were non-deductible for income tax purposes. The Company provided valuation allowances with respect to goodwill and net operating losses of certain Brazil subsidiaries, as well as state net operating losses in the U.S., based on expectations concerning their realizability. As a result of these items, the impact of a relatively higher proportion of the Company’s pretax income being generated in the Company’s U.K. region, relatively less valuation allowances recognized in 2016 compared to 2015 and the 2015 items discussed below, the effective tax rate for the year ended December 31, 2016 decreased to 35.3%, as compared to 48.4% for the year ended December 31, 2015.
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
Deferred income tax provisions resulted from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets/liabilities resulted principally from the following:

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Loss reserves and accruals	$44,004	$59,884
Interest rate swaps	259	5,598
Goodwill and intangible franchise rights	2,770	5,907
U.S. state net operating loss (“NOL”) carryforwards	17,430	16,848
Depreciation expense	—	775
Foreign NOL carryforwards	40,582	34,946
Other	379	—
Deferred tax assets	105,424	123,958
Valuation allowance on deferred tax assets	(54,415)	(53,946)
Net deferred tax assets	$51,009	$70,012
Deferred tax liabilities:
Goodwill and intangible franchise rights	$(118,447)	$(160,439)
Depreciation expense	(50,166)	(64,465)
Deferred gain on bond redemption	(327)	(1,023)
Other	(1,820)	(3,317)
Deferred tax liabilities	(170,760)	(229,244)
Net deferred tax liability	$(119,751)	$(159,232)
As of December 31, 2017, the Company had state NOL carryforwards in the U.S. of $261.9 million that will expire between 2018 and 2037, and foreign NOL carryforwards of $122.0 million that may be carried forward indefinitely. To the extent that the Company expects that net income will not be sufficient to realize these NOLs in certain jurisdictions, a valuation allowance has been established.
The Company believes it is more likely than not that its deferred tax assets, net of valuation allowances provided, will be realized, based primarily on our expectation of future taxable income, considering future reversals of existing taxable temporary differences.
As of December 31, 2017, the Company had two controlled foreign corporations that own its foreign operations (the “Foreign Subsidiaries”). The Company has not provided for U.S. deferred taxes on the outside basis differences of its Foreign Subsidiaries, as the Company has taken the position that its investment in the Foreign Subsidiaries will be permanently reinvested outside the U.S. The book basis for one of the Company’s Foreign Subsidiaries that consists of the Company’s U.K. operations exceeded the tax basis by approximately $15.0 million, as of December 31, 2017. If a taxable event resulting in the recognition of these outside basis differences occurred, the resulting tax would not be material.
The Company is subject to income tax in U.S. federal and numerous state jurisdictions, as well as in the U.K. and Brazil. Based on applicable statutes of limitations, the Company is generally no longer subject to examinations by U.S. tax authorities in years prior to 2013, by U.K. tax authorities in years prior to 2013 and by Brazil tax authorities in years prior to 2012.
The Company had no unrecognized tax benefits as of December 31, 2016 with respect to uncertain tax positions and did not incur any interest and penalties for the year then ended. The Company added $1.0 million of unrecognized tax benefits during 2017, based upon tax positions in prior years, that was also the total unrecognized tax benefit balance as of December 31, 2017. To the extent that any such tax benefits are recognized in the future, such recognition would impact the effective tax rate in that period by approximately $0.8 million. For the year ended December 31, 2017, the Company recorded approximately $0.2 million of interest and penalty related to its uncertain tax positions. Consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the accompanying Consolidated Statements of Operations.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. ACCOUNTS AND NOTES RECEIVABLE, NET
The Company’s accounts and notes receivable consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Amounts due from manufacturers	$109,599	$95,754
Parts and service receivables	39,343	35,318
Finance and insurance receivables	25,293	24,866
Other	17,514	20,322
Total accounts and notes receivable	191,749	176,260
Less allowance for doubtful accounts	3,138	2,896
Accounts and notes receivable, net	$188,611	$173,364
9. INVENTORIES, NET
The Company’s inventories consisted of the following:

	December 31,
	2017	2016
	(In thousands)
New vehicles	$1,194,632	$1,156,383
Used vehicles	350,760	294,812
Rental vehicles	144,213	131,080
Parts, accessories and other	82,755	77,762
Total inventories	1,772,360	1,660,037
Less lower of cost or net realizable value allowance	9,067	8,222
Inventories, net	$1,763,293	$1,651,815

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment consisted of the following:

	Estimated Useful Lives in Years	December 31,
		2017	2016
		(In thousands)
Land	—	$482,600	$400,163
Buildings	25 to 50	700,257	553,961
Leasehold improvements	varies	172,071	170,060
Machinery and equipment	7 to 20	117,781	100,164
Furniture and fixtures	3 to 10	100,881	87,691
Company vehicles	3 to 5	11,933	11,632
Construction in progress	—	41,824	66,658
Total		1,627,347	1,390,329
Less accumulated depreciation and amortization		308,388	264,446
Property and equipment, net		$1,318,959	$1,125,883
During 2017, the Company incurred $98.3 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities, excluding $15.9 million of capital expenditures accrued as of December 31, 2016. As of December 31, 2017, the Company had accrued $8.8 million of capital expenditures. In addition, in 2017, the Company purchased real estate (including land and buildings) associated with existing dealership operations totaling $110.4 million. And, in conjunction with the acquisition of dealerships and franchises in 2017, the Company acquired $29.0 million of real estate and other property and equipment. The Company recognized $0.2 million in asset impairments related to property and equipment for the year ended December 31, 2017.
During 2016, the Company incurred $100.6 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities, excluding $32.7 million of capital expenditures accrued as of December 31, 2015. As of December 31, 2016, the Company had accrued $15.9 million of capital expenditures. In addition, the Company purchased real estate (including land and buildings) associated with existing dealership operations totaling $39.1 million. And, in conjunction with the acquisition of dealerships and franchises in 2016, the Company acquired $28.8 million of real estate and other property and equipment. The Company recognized $2.8 million in asset impairments related to property and equipment for the year ended December 31, 2016.
Depreciation and amortization expense, including amortization of capital leases, totaled $57.9 million, $51.2 million and $47.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, $77.4 million and $68.9 million of buildings under capital leases were recorded as property and equipment, before accumulated depreciation, respectively.
11. CREDIT FACILITIES
In the U.S., the Company has a $1.8 billion revolving syndicated credit arrangement that matures on June 17, 2021 and is comprised of 24 financial institutions, including six manufacturer-affiliated finance companies (“Revolving Credit Facility”). The Company also has a $300.0 million floorplan financing arrangement (“FMCC Facility”) with Ford Motor Credit Company (“FMCC”) for financing of new Ford vehicles in the U.S. and other floorplan financing arrangements with several other automobile manufacturers for financing of a portion of its U.S. rental vehicle inventory. In the U.K., the Company has financing arrangements with BMW Financial Services NA, LLC (“BMWFS”), Volkswagen Finance, Toyota Motor Credit Corporation, FMCC and a third-party financial institution for financing of its new, used, and rental vehicles. In Brazil, the Company has financing arrangements for new, used, and rental vehicles with several financial institutions, most of which are manufacturer affiliated. Within the Company’s Consolidated Balance Sheets, Floorplan notes payable - credit facility and other primarily reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts related to the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of a portion of the Company’s rental vehicles in the U.S. (through lenders affiliated with the respective manufacturer), as well as the financing of new, used, and rental vehicles with manufacturer affiliates in both the U.K. and Brazil. Payments on the floorplan notes payable are generally due as the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities. The outstanding balances under these financing arrangements were as follows:

	December 31,
	2017	2016
	(In thousands)
Floorplan notes payable — credit facility and other
New vehicles	$1,019,511	$941,913
Used vehicles	176,802	160,070
Rental vehicles	23,530	29,735
Floorplan offset	(86,547)	(59,626)
Total floorplan notes payable - credit facility	1,133,296	1,072,092
Other floorplan notes payable	20,852	4,936
Total floorplan notes payable - credit facility and other	$1,154,148	$1,077,028
Floorplan notes payable — manufacturer affiliates
FMCC Facility	$152,984	$175,244
Floorplan offset	(22,500)	(25,500)
Total FMCC Facility	130,484	149,744
Foreign and rental vehicles	244,199	217,417
Total floorplan notes payable — manufacturer affiliates	$374,683	$367,161
Revolving Credit Facility
The Company’s Revolving Credit Facility provides a total borrowing capacity of $1.8 billion and expires on June 17, 2021. The Revolving Credit Facility consists of two tranches, providing a maximum of $1.75 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $360.0 million and a minimum of $50.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The Acquisition Line is not due until maturity of the facility and is, therefore, classified as long-term debt in the accompanying Consolidated Balance Sheets. See further discussion of the Acquisition Line in Note 12, “Long-Term Debt”. The capacity under these two tranches can be re-designated within the overall $1.8 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or British pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $2.1 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the LIBOR plus 125 basis points for new vehicle inventory and the LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points, depending on the Company’s total adjusted leverage ratio, for borrowings in U.S. dollars and a LIBOR equivalent plus 125 to 250 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in euros or British pound sterling. The Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line also requires a commitment fee ranging from 0.20% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $4.2 million of related unamortized costs as of December 31, 2017, which are included in Prepaid expenses and other current assets and Other Assets on the accompanying Consolidated Balance Sheets and amortized over the term of the facility.
After considering the outstanding balance of $1,133.3 million at December 31, 2017, the Company had $306.7 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $306.7 million available borrowings under the Floorplan Line was $86.5 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 2.7% and 2.0% as of December 31, 2017 and 2016, respectively, excluding the impact of the Company’s interest rate derivative instruments. With regards to the Acquisition Line, there were $27.0 million borrowings outstanding as of December 31, 2017 and no borrowings outstanding as of December 31, 2016. The interest rate on the Acquisition Line was 2.25% as of December 31, 2017. After considering $25.0 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $308.2 million of available borrowing capacity under the Acquisition Line as of

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2017. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $208.5 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on April 1, 2014 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock after June 2, 2014 and ending on the date of determination less (c) cash dividends and share repurchases after June 2, 2014 (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per the Consolidated Financial Statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of December 31, 2017, the Credit Facility Restricted Payment Basket totaled $184.8 million.
As of December 31, 2017 and 2016, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory in the U.S., including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days’ notice by either party. As of December 31, 2017, the Company had an outstanding balance of $130.5 million under the FMCC Facility with an available floorplan borrowing capacity of $169.5 million. Included in the $169.5 million available borrowings under the FMCC Facility was $22.5 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 6.00% and 5.25% before considering the applicable incentives as of December 31, 2017 and 2016, respectively.
Other Credit Facilities
The Company has credit facilities with BMWFS, Volkswagen Finance, Toyota Motor Credit Corporation, FMCC and a third-party financial institution for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in British pound sterling and are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of December 31, 2017, borrowings outstanding under these facilities totaled $122.8 million. Annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 30 days, ranged from 1.25% to 3.95%.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazilian operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of December 31, 2017, borrowings under these facilities totaled $22.7 million. Annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, ranged from 11.42% to 18.02%.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time. As of December 31, 2017, borrowings outstanding under these rental vehicle facilities totaled $119.6 million, with interest rates that vary up to 6.00%.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts and capitalized debt issuance costs. Long-term debt consisted of the following:

	December 31,
	2017	2016
	(In thousands)
5.00% Senior Notes (aggregate principal of $550,000 at December 31, 2017 and 2016)	$542,063	$540,465
5.25% Senior Notes (aggregate principal of $300,000 at December 31, 2017 and 2016)	296,151	295,591
Acquisition Line	26,988	—
Real Estate Related and Other Long-Term Debt	440,845	385,358
Capital lease obligations related to real estate, maturing in varying amounts through June 2034 with a weighted average interest rate of 10.4% and 9.9%, respectively	51,665	47,613
	1,357,712	1,269,027
Less current maturities of long-term debt	39,528	56,218
	$1,318,184	$1,212,809
Included in current maturities of long-term debt and short-term financing in the Company’s Consolidated Balance Sheets, the Company has two short-term revolving working capital loan agreements with third-party financial institutions in the U.K. and an unsecured loan agreement with a third-party financial institution in the U.S. As of December 31, 2017 and December 31, 2016, short-term borrowings under the U.K. third-party loans totaled $13.4 million and $16.2 million, respectively. During 2017, the Company made borrowings of $5.1 million and no principal payments under the U.K. third-party loans. As of December 31, 2017, short-term borrowings under the U.S. third-party loan totaled $24.7 million. During 2017, the Company made borrowings of $25.1 million and made principal payments of $0.3 million under the U.S. third-party loan.
5.00% Senior Notes
On June 2, 2014, the Company issued $350.0 million aggregate principal amount of its 5.00% senior notes due 2022 (“5.00% Notes”). Subsequently, on September 9, 2014, the Company issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes will mature on June 1, 2022 and pay interest semiannually, in arrears, in cash on each June 1 and December 1, beginning December 1, 2014. On or after June 1, 2017, the Company may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. The Company may be required to purchase the 5.00% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt. The 5.00% Notes are guaranteed by substantially all of the Company’s U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company’s U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of its non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.00% Notes is the same as under the Credit Facility Restricted Payment Basket. The 5.00% Notes were registered with the Securities and Exchange Commission in June 2015. The 5.00% Notes are presented net of unamortized underwriters’ fees, discount and debt issuance costs, which are being amortized over a period of eight years in conjunction with the term of the 5.00% Notes, of $7.9 million as of December 31, 2017.
5.25% Senior Notes
On December 8, 2015, the Company issued 5.25% senior unsecured notes with a face amount of $300.0 million due to mature on December 15, 2023 (“5.25% Notes”). The 5.25% Notes pay interest semiannually, in arrears, in cash on each June 15 and December 15, beginning June 15, 2016. Using proceeds of certain equity offerings, the Company may redeem up to 35.0% of the 5.25% Notes prior to December 15, 2018, subject to certain conditions, at a redemption price equal to 105.25% of principal amount of the 5.25% Notes plus accrued and unpaid interest. Otherwise, the Company may redeem some or all of the 5.25% Notes prior to December 15, 2018 at a redemption price equal to 100% of the principal amount of the 5.25% Notes redeemed, plus an applicable make-whole premium, and plus accrued and unpaid interest. On or after December 15, 2018, the Company may redeem some or all of the 5.25% Notes at specified prices, plus accrued and unpaid

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest. The Company may be required to purchase the 5.25% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.25% Notes indenture. The 5.25% Notes are senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt. The 5.25% Notes are guaranteed by substantially all of the Company’s U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company’s U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.25% Notes are structurally subordinated to the liabilities of its non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.25% Notes is the same as under the Credit Facility Restricted Payment Basket. The 5.25% Notes are presented net of unamortized underwriters’ fees, discount and debt issuance costs, which are being amortized over a period of eight years in conjunction with the term of the 5.25% Notes, of $3.8 million as of December 31, 2017.
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
Real Estate Related and Other Long-Term Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with three of its manufacturer-affiliated finance partners - Toyota Motor Credit Corporation (“TMCC”), BMW Financial Services NA, LLC (“BMWFS”) and FMCC, as well as several third-party financial institutions. These mortgage loans may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by the Company. Each mortgage loan was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the loans. The mortgage loans bear interest at fixed rates between 3.25% and 4.69%, and at variable indexed rates plus a spread between 1.50% and 2.50% per annum. The mortgage loans consist of 57 term loans for an aggregate principal amount of $398.0 million. As of December 31, 2017, borrowings outstanding under these notes totaled $350.0 million, with $26.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets, as compared to $321.9 million outstanding with $39.8 million classified as current as of December 31, 2016. During 2017, the Company made additional net borrowings and principal payments of $46.4 million and $18.4 million, respectively. These mortgage loans are presented net of unamortized underwriters’ fees, discount, and debt issuance costs, which are being amortized over the terms of the mortgage loans, of $0.6 million as of December 31, 2017. The agreements provide for monthly payments based on 15 or 30-year amortization schedules and mature between December 2018 and November 2032. These mortgage loans are cross-collateralized and cross-defaulted with each other.
The Company has entered into 16 separate term mortgage loans in the U.K. with other third-party financial institutions, which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are denominated in British pound sterling and are being repaid in monthly installments that will mature by September 2034. As of December 31, 2017, borrowings under the U.K. Notes totaled $79.2 million, with $7.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets, as compared to $50.4 million outstanding with $4.3 million classified as current as of December 31, 2016. During 2017, the Company made additional borrowings and principal payments of $28.9 million and $5.7 million, respectively, associated with the U.K. Notes.
The Company has a separate term mortgage loan in Brazil with a third-party financial institution (the “Brazil Note”). The Brazil Note is denominated in Brazilian real and is secured by one of the Company’s Brazilian properties, as well as a guarantee from the Company. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of December 31, 2017, borrowings under the Brazil Note totaled $3.3 million, with $0.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. During 2017, the Company made no additional borrowings and made principal payments of $0.6 million associated with the Brazil Note.
The Company also has a working capital loan agreement with a third-party financial institution in Brazil. The principal balance on the loan is due by February 2020 with interest only payments being made until the due date. As of December 31, 2017, borrowings under the Brazilian third-party loan totaled $6.6 million. During 2017, the Company made no additional borrowings or principal payments.
Fair Value of Long-Term Debt
The Company’s outstanding 5.00% Notes had a fair value of $567.9 million and $548.4 million as of December 31, 2017 and December 31, 2016, respectively. The Company’s outstanding 5.25% Notes had a fair value of $310.9 million and $297.0

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million as of December 31, 2017 and December 31, 2016, respectively. The carrying value of the Company’s fixed interest rate borrowings included in real estate related and other long-term debt totaled $86.8 million and $93.9 million as of December 31, 2017 and December 31, 2016, respectively. The fair value of such fixed interest rate borrowings was $92.9 million and $94.5 million as of December 31, 2017 and December 31, 2016, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2017 and December 31, 2016. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
All Long-Term Debt
Total interest expense on the 5.00% Notes and 5.25% Notes for the years ended December 31, 2017, 2016, and 2015 was $43.3 million, $43.3 million, and $28.5 million, respectively, excluding amortization of discounts and capitalized cost of $2.2 million, $2.1 million, and $1.5 million, respectively.
Total interest expense on real estate related and other long-term debt, as well as the Acquisition Line, for the years ended December 31, 2017, 2016 and 2015, was $15.0 million, $13.7 million and $17.6 million, respectively. These amounts exclude the impact of the interest rate derivative instruments related to various real estate related mortgage loans of $1.9 million, $2.3 million, and $1.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.
In addition, the Company recognized $8.2 million, $6.6 million and $7.6 million of total interest expense related to capital leases and various other notes payable, net of interest income, for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company capitalized $1.6 million, $1.7 million, and $0.7 million of interest on construction projects in 2017, 2016 and 2015, respectively.
The aggregate annual maturities of long-term debt, excluding unamortized capitalized debt issuance costs of $3.5 million, for the next five years are as follows:

Total
(In thousands)
Year Ended December 31,
2018	$39,721
2019	86,967
2020	55,170
2021	86,336
2022	589,406
Thereafter	503,634
Total	$1,361,234

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset and liabilities recorded at fair value, within Level 2 of the hierarchy framework, in the accompanying balance sheets as of December 31, 2017 and 2016, respectively, were as follows:

	As of December 31,
	2017	2016
	(In thousands)
Assets:
Investments	$844	$3,254
Demand obligations	13	12
Interest rate derivative financial instruments	9,501	9,484
Total	$10,358	$12,750
Liabilities:
Interest rate derivative financial instruments	$10,579	$24,411
Total	$10,579	$24,411
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
Legal Proceedings
In September 2015, Volkswagen admitted that certain of its diesel models were intentionally programmed to meet various regulatory emissions standards only during laboratory emissions testing. In late June 2016, Volkswagen agreed to pay up to an aggregate of $14.7 billion to settle claims stemming from the diesel emissions scandal, including claims from customers and automotive dealers. In October 2016, a U.S. Federal judge approved this settlement. In September 2016, Volkswagen agreed to allocate $1.2 billion among its 652 dealers for a class settlement in exchange for their agreement not to sue Volkswagen. In October 2016, the Company received notification from Volkswagen that it is entitled to receive, in the aggregate, approximately $13.2 million in connection with the Company's current and prior ownership of seven Volkswagen dealerships in the U.S. segment to date. The Company accepted and executed the offer in the fourth quarter of 2016. As of December 31, 2017, the Company has received half of the aggregate compensation in a lump sum amount and is to receive the remaining half in 18 equal installments, of which 11 payments have been made to date. The Company recognized the entire settlement as an offset to Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016. In addition, as a result of Volkswagen’s agreement to repurchase customers’ vehicles in the settlement, the Company identified its potential liability as it relates to chargebacks for finance and insurance products sold by the Company to such customers. So, in conjunction with the recognition of the Company’s settlement with Volkswagen, the Company estimated its liability for these chargebacks and recognized such as an offset to the settlement for the year ended December 31, 2016. The Volkswagen brand represented 2.6% of the Company's total new vehicle retail unit sales for the twelve months ended December 31, 2017. Also, in conjunction with the Volkswagen diesel emissions scandal, Volkswagen agreed in March 2017 to settle allegations of damages by the Company relative to its three Audi branded dealerships. The Company received the cash and recognized the settlement as an offset to SG&A in the accompanying Consolidated Statements of Operations for the twelve months ended December 31, 2017.
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
15. ASSET IMPAIRMENTS
The Company performs its annual impairment assessment of the carrying value of its goodwill and intangible franchise rights as of October 31st of each year. The Company also performs interim reviews of all of its long-lived and indefinite-lived assets for impairment when evidence exists that the carrying value may not be recoverable. In the Company’s 2017 annual goodwill assessment, the fair value of each of its reporting units exceeded the carrying value of its net assets (step one of the goodwill impairment test). As a result, the Company was not required to conduct the second step of the impairment test for goodwill. If, in future periods, the Company determines that the carrying amount of its net assets exceeds the respective fair value of its goodwill for any or all of its reporting units, the Company could be required to recognize a material non-cash impairment charge to the goodwill associated with the reporting unit(s). In the Company’s 2017 interim and annual impairment assessments of long-lived assets and intangible franchise rights, the Company recorded the following non-cash impairment charges, all of which are reflected in asset impairments in the accompanying Consolidated Statement of Operations:

•
The Company determined that the carrying values of certain of its intangible franchise rights were greater than the fair value and, as a result, recognized $19.3 million in aggregate pre-tax non-cash asset impairment charges during the third and fourth quarters of 2017.

•	In addition, the Company determined that the carrying value of various other long-term assets was no longer recoverable, and recognized $0.2 million in pre-tax non-cash asset impairment charges.
If any of the Company’s assumptions change, or fail to materialize, the resulting decline in its estimated fair market value of intangible franchise rights could result in a material non-cash impairment charge. For example, the Company performed two separate sensitivity analyses on its 2017 annual impairment assessment of goodwill and intangible franchise rights. If the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s assumptions regarding the risk-free rate and cost of debt differed such that the estimated WACC used in its 2017 assessment increased by 200 basis points, and all other assumptions remained constant, an additional $33.2 million of non-cash franchise rights impairment charges would have resulted, excluding franchises acquired since the previous annual test. This additional impairment would have consisted of $33.1 million in the U.S. and $0.1 million in the U.K. The Company’s Brazil reporting unit would have failed the step one impairment test for goodwill in this scenario, while the U.S. and U.K. reporting units would have passed step one. The Company’s second sensitivity analysis represented a recessionary sales environment in the U.S., utilizing the U.S. SAAR equivalent to 2009 levels for 2018. Similar industry sales levels were also applied to the U.K. reporting unit. Relative to the Brazil reporting unit, the recessionary case forecasted revenues to be flat in 2019 and 2020, with increases for the remaining years at lower levels as compared to the base case. In this sensitivity analysis, an additional $51.8 million of non-cash franchise rights impairment charges would have resulted, including $51.0 million and $0.8 million for the U.S. and the U.K., respectively. In this scenario, none of the Company’s reporting units would have failed the step one impairment test for goodwill.
On June 23, 2016, the British Citizens voted on a referendum in favor of exiting the EU. The majority vote in favor of Brexit has created uncertainty in the global markets and in the regulatory environment in the U.K., as well as the overall European Union. The impact on our financial results and operations may not be known for some time, but could be adverse. In addition, automotive dealers in the U.K. rely on the legislative doctrine of Block Exemption to govern market representation activities of competing dealers and dealer groups. To date, there has been no clear indication of how such legislation may be effected by Brexit, but a change to such legislation could be adverse. If, as a result of the clarification of any of these uncertainties, the estimates, assumptions and inputs utilized in our annual impairment test for goodwill and intangible franchise rights change or fail to materialize, the resulting decline in the estimated fair market value of such assets could result in a material non-cash impairment charge. While the Company is not aware of any changes in circumstances that has resulted in a decline in fair value of these assets at this time, the Company continues to closely monitor the situation.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2015	$285,659	$7,773	$14,156	$307,588
Additions through acquisitions	—	12,833	—	12,833
Disposals	(5,203)	—	—	(5,203)
Impairments	(19,922)	—	(9,901)	(29,823)
Currency translation	—	(3,269)	2,750	(519)
BALANCE, December 31, 2016	260,534	17,337	7,005	284,876
Additions through acquisitions	8,035	10,133	—	18,168
Impairments	(12,588)	—	(6,744)	(19,332)
Currency translation	—	2,013	(93)	1,920
BALANCE, December 31, 2017	$255,981	$29,483	$168	$285,632
The increase in the Company’s intangible franchise rights in 2017 was primarily related to the addition of franchise rights associated with the purchase of 12 dealerships in the U.K. and three dealerships in the U.S. The 2017 additions were partially offset by impairments of $12.6 million and $6.7 million in the U.S. and Brazil, respectively. The decrease in the Company’s intangible franchise rights in 2016 was primarily related to impairments in the U.S. and Brazil of $19.9 million and $9.9 million, respectively, as a result of the Company’s interim and annual impairment assessments. The impairments were partially offset by the addition of franchise rights associated with the purchase of 12 dealerships in the U.K. during the year ended December 31, 2016.

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2015	$809,775	$35,320	$9,820	$854,915	(1)
Additions through acquisitions	—	31,644	1,855	33,499
Purchase price allocation adjustments	28	1,024	—	1,052
Disposals	(3,868)	—	(191)	(4,059)
Currency translation	—	(10,934)	2,290	(8,644)
BALANCE, December 31, 2016	805,935	57,054	13,774	876,763	(1)
Additions through acquisitions	29,332	2,575	95	32,002
Disposals	—	—	(933)	(933)
Currency translation	—	5,405	(203)	5,202
BALANCE, December 31, 2017	$835,267	$65,034	$12,733	$913,034	(1)
(1) Net of accumulated impairment of $97.8 million
The increase in the Company’s goodwill in 2017 was primarily related to the goodwill associated with the purchase of three dealerships in the U.S. and 12 dealerships in the U.K. and foreign currency translation adjustments in the U.K. and Brazil, partially offset by the disposal of two dealerships in Brazil. The increase in the Company’s goodwill in 2016 was primarily related to the goodwill associated with the purchase of 12 dealerships in the U.K., partially offset by foreign currency translation adjustments in the U.K. and Brazil and the disposal of five U.S. dealerships.
17. EMPLOYEE SAVINGS PLANS
The Company has a deferred compensation plan to provide select employees and non-employee members of the Company’s Board of Directors with the opportunity to accumulate additional savings for retirement on a tax-deferred basis

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“Deferred Compensation Plan”). Participants in the Deferred Compensation Plan are allowed to defer receipt of a portion of their salary and/or bonus compensation, or in the case of the Company’s non-employee directors, annual retainer and meeting fees earned. The participants can choose from various defined investment options to determine their earnings crediting rate. However, the Company has complete discretion over how the funds are utilized. Participants in the Deferred Compensation Plan are unsecured creditors of the Company. The balances due to participants of the Deferred Compensation Plan as of December 31, 2017 and 2016 were $56.6 million and $49.0 million, respectively, and are included in other liabilities in the accompanying Consolidated Balance Sheets.
The Company offers a 401(k) plan to all of its employees and provides a matching contribution to employees that participate in the plan. For the years ended December 31, 2017 and 2016, the matching contributions paid by the Company totaled $5.1 million and $5.4 million, respectively.
18. OPERATING LEASES
The Company leases various facilities and equipment under long-term operating lease agreements. Generally, our real estate and facility leases in the U.S. have 30-year total terms with initial terms of 15 years and three additional five-year terms, at our option. In the U.K. and Brazil, our real estate and facility leases generally have 20-year terms and 5-year terms, respectively.
Future minimum lease payments for non-cancelable operating leases as of December 31, 2017, are as follows:

Total
(In thousands)
Year Ended December 31,
2018	$42,693
2019	37,980
2020	33,692
2021	29,447
2022	25,566
Thereafter	158,209
Total (1)	$327,587
(1) Includes $1.3 million of future, non-cancelable sublease payments to be received.
Total rent expense under all operating leases was $51.8 million, $53.8 million, and $51.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in the balances of each component of accumulated other comprehensive income for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Accumulated loss on foreign currency translation	Accumulated loss on interest rate swaps	Total
	(In thousands)
BALANCE, December 31, 2014	$(64,075)	$(17,909)	$(81,984)
Other comprehensive loss, net of tax	(54,457)	(1,543)	(56,000)
BALANCE, December 31, 2015	(118,532)	(19,452)	(137,984)
Other comprehensive (loss) income, net of tax	(19,081)	10,121	(8,960)
BALANCE, December 31, 2016	(137,613)	(9,331)	(146,944)
Other comprehensive income, net of tax	15,061	8,657	23,718
BALANCE, December 31, 2017	$(122,552)	$(674)	$(123,226)
20. SEGMENT INFORMATION
As of December 31, 2017, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sells new and used cars and light trucks; arranges related vehicle financing; sells service insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. The vast majority of the Company’s corporate activities are associated with the operations of the U.S. operating segments and therefore the corporate financial results are included within the U.S. reportable segment.
Reportable segment revenue, gross profit, SG&A, depreciation and amortization expense, asset impairment, floorplan interest expense, other interest expense, benefit (provision) for income taxes, net income (loss) and capital expenditures were as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
	U.S.		U.K.	Brazil		Total
	(In thousands)
New vehicle retail sales	$4,768,864		$1,092,612	$296,055		$6,157,531
Used vehicle retail sales	2,160,699		546,266	92,021		2,798,986
Used vehicle wholesale sales	250,668		136,847	12,655		400,170
Parts and service	1,124,380		165,755	47,897		1,338,032
Finance, insurance and other, net	375,954		44,523	8,525		429,002
Total revenues	8,680,565	(1)	1,986,003	457,153		11,123,721
Gross profit	1,365,314		225,253	54,942		1,645,509
Selling, general and administrative expense	983,974	(2)	191,570	50,651		1,226,195
Depreciation and amortization expense	48,285		8,198	1,453		57,936
Asset impairment	12,762		—	6,744		19,506
Floorplan interest expense	(47,221)		(4,727)	(424)		(52,372)
Other interest expense, net	(66,493)		(3,664)	(340)		(70,497)
Income (loss) before income taxes	206,579		17,094	(4,670)		219,003
(Provision) benefit for income taxes	(5,679)	(3)	(2,142)	2,260		(5,561)
Net income (loss)	200,900	(4)	14,952	(2,410)	(5)	213,442
Capital expenditures	$77,477		$19,944	$880		$98,301
(1) Includes the impact of chargeback reserves for finance and insurance revenues associated with catastrophic events of $6.6 million.
(2) Includes the following, pre-tax: gain on OEM settlement of $1.8 million and loss due to catastrophic events of $8.8 million.
(3) Includes a tax benefit of $73.0 million associated with a reduction in the corporate income tax rate enacted in the Tax Act.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Includes the after-tax impact of the items noted above and the after-tax non-cash asset impairment charges of $8.0 million.
(5) Includes after-tax non-cash asset impairment charges of $4.4 million.

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
(4) Includes after-tax non-cash asset impairment charges of $6.9 million and a foreign deferred income tax benefit of $1.7 million.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2015
	U.S.		U.K.	Brazil		Total
	(In thousands)
New vehicle retail sales	$4,989,290		$641,888	$370,128		$6,001,306
Used vehicle retail sales	2,204,728		351,311	82,930		2,638,969
Used vehicle wholesale sales	289,580		100,706	6,965		397,251
Parts and service	1,032,960		102,183	51,050		1,186,193
Finance, insurance and other, net	377,432		24,117	7,237		408,786
Total revenues	8,893,990		1,220,205	518,310		10,632,505
Gross profit	1,338,947		137,646	57,379		1,533,972
Selling, general and administrative expense	958,608	(1)	108,719	53,506		1,120,833
Depreciation and amortization expense	41,220		4,307	1,712		47,239
Asset impairment	18,983		330	68,249		87,562
Floorplan interest expense	(36,062)		(2,276)	(926)		(39,264)
Other interest expense, net	(52,277)		(3,135)	(1,491)		(56,903)
Income before income taxes	231,797		18,879	(68,505)		182,171
(Provision) benefit for income taxes	(89,433)		(3,655)	4,916		(88,172)
Net income (loss)	142,364	(2)	15,224	(63,589)	(3)	93,999
Capital expenditures	$97,504		$9,395	$333		$107,232
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
(3) Includes after-tax non-cash asset impairment charges of $62.4 million.

Goodwill and intangible franchise rights and total assets by reportable segment were as follows:

	As of December 31, 2017
	U.S.	U.K.	Brazil	Total
	(In thousands)
Goodwill and intangible franchise rights	$1,091,248	$94,517	$12,901	$1,198,666
Total assets	$4,087,039	$654,154	$129,872	$4,871,065

	As of December 31, 2016
	U.S.	U.K.	Brazil	Total
	(In thousands)
Goodwill and intangible franchise rights	$1,066,469	$74,391	$20,779	$1,161,639
Total assets	$3,855,701	$482,937	$123,265	$4,461,903

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Full Year
	(In thousands, except per share data)
Year Ended December 31,
2017
Total revenues	$2,518,829	$2,672,195	$3,012,292	$2,920,405	$11,123,721
Gross profit	383,522	404,892	431,420	425,675	1,645,509
Net income	33,939	39,133	29,881	110,489	213,442
Basic earnings per share (1)	1.58	1.84	1.43	5.27	10.08
Diluted earnings per share (1)	1.58	1.84	1.43	5.27	10.08
2016
Total revenues	$2,608,355	$2,782,449	$2,823,176	$2,673,632	$10,887,612
Gross profit	389,101	410,119	406,668	389,181	1,595,069
Net income	34,291	46,580	35,366	30,828	147,065
Basic earnings per share (1)	1.47	2.12	1.65	1.44	6.67
Diluted earnings per share (1)	1.47	2.12	1.65	1.44	6.67
(1) The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.
During the third and fourth quarters of 2017, the Company incurred charges of $9.5 million and $10.0 million, respectively, related to the impairment of assets. Included in these charges for the third and fourth quarters were impairments of the Company’s intangible assets of $9.5 million and $9.8 million, respectively. Also included in the third quarter was $14.7 million related to chargeback expense for reserves associated with expected finance and insurance product cancellations and property damage as a result of Hurricanes Harvey and Irma.
During the first, second, third and fourth quarters of 2016, the Company incurred charges of $0.9 million, $1.0 million, $10.9 million and $20.0 million, respectively, related to the impairment of assets. Included in these charges for the first, third, and fourth quarters were impairments of the Company’s intangible assets of $0.2 million, $10.6 million, and $19.2 million, respectively. In addition, during 2016, the Company sold five dealerships in the U.S., four dealerships in Brazil and one dealership in the U.K., and recognized an aggregate net pre-tax gain of $2.2 million, excluding related asset impairments of $0.6 million.
For more information on non-cash impairment charges, refer to Note 15, “Asset Impairments.”

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of December 31, 2017 and 2016, and for each of the years in the three-year period ended December 31, 2017, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes), guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities had they operated on a stand-alone basis. In accordance with Rule 3-10 of Regulation S-X, condensed consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under the 5.00% Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100%-owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X). There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$10,096	$18,691	$—	$28,787
Contracts-in-transit and vehicle receivables, net	—	266,788	39,645	—	306,433
Accounts and notes receivable, net	—	144,872	43,739	—	188,611
Intercompany accounts receivable	26,988	12,948	—	(39,936)	—
Inventories, net	—	1,434,852	328,441	—	1,763,293
Prepaid expenses and other current assets	1,934	8,378	31,750	—	42,062
Total current assets	28,922	1,877,934	462,266	(39,936)	2,329,186
PROPERTY AND EQUIPMENT, net	—	1,121,108	197,851	—	1,318,959
GOODWILL	—	835,268	77,766	—	913,034
INTANGIBLE FRANCHISE RIGHTS	—	255,980	29,652	—	285,632
INVESTMENT IN SUBSIDIARIES	2,999,407	—	—	(2,999,407)	—
OTHER ASSETS	—	13,682	10,572	—	24,254
Total assets	$3,028,329	$4,103,972	$778,107	$(3,039,343)	$4,871,065

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,219,844	$20,851	$—	$1,240,695
Offset account related to floorplan notes payable - credit facility	—	(86,547)	—	—	(86,547)
Floorplan notes payable — manufacturer affiliates	—	272,563	124,620	—	397,183
Offset account related to floorplan notes payable - manufacturer affiliates	—	(22,500)	—	—	(22,500)
Current maturities of long-term debt and short-term financing	24,741	31,229	21,639	—	77,609
Current liabilities from interest rate risk management activities	—	1,996	—	—	1,996
Accounts payable	—	229,470	183,511	—	412,981
Intercompany accounts payable	890,995	—	39,936	(930,931)	—
Accrued expenses	—	150,241	26,829	—	177,070
Total current liabilities	915,736	1,796,296	417,386	(930,931)	2,198,487
LONG-TERM DEBT, net of current maturities	865,202	360,526	92,456	—	1,318,184
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	8,583	—	—	8,583
DEFERRED INCOME TAXES AND OTHER LIABILITIES	(117)	210,216	11,430	—	221,529
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,247,508	2,619,346	256,835	(2,999,407)	1,124,282
Intercompany note receivable	—	(890,995)	—	890,995	—
Total stockholders’ equity	1,247,508	1,728,351	256,835	(2,108,412)	1,124,282
Total liabilities and stockholders’ equity	$3,028,329	$4,103,972	$778,107	$(3,039,343)	$4,871,065

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(In thousands)
REVENUES:	$—	$8,680,565	$2,443,156	$—	$11,123,721
COST OF SALES:	—	7,315,252	2,162,960	—	9,478,212
GROSS PROFIT	—	1,365,313	280,196	—	1,645,509
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,381	974,413	248,401	—	1,226,195
DEPRECIATION AND AMORTIZATION EXPENSE	—	48,284	9,652	—	57,936
ASSET IMPAIRMENTS	—	12,762	6,744	—	19,506
INCOME (LOSS) FROM OPERATIONS	(3,381)	329,854	15,399	—	341,872
OTHER EXPENSE:
Floorplan interest expense	—	(47,222)	(5,150)	—	(52,372)
Other interest income (expense), net	—	(66,490)	(4,007)	—	(70,497)
INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(3,381)	216,142	6,242	—	219,003
BENEFIT (PROVISION) FOR INCOME TAXES	1,268	(6,947)	118	—	(5,561)
EQUITY IN EARNINGS OF SUBSIDIARIES	215,556	—	—	(215,556)	—
NET INCOME (LOSS)	$213,443	$209,195	$6,360	$(215,556)	$213,442
COMPREHENSIVE INCOME	—	8,657	15,061	—	23,718
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$213,443	$217,852	$21,421	$(215,556)	$237,160

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$214,595	$(13,759)	$(1,911)	$198,925
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(62,474)	(46,607)	(109,081)
Proceeds from disposition of franchises, property and equipment	—	8,345	2,363	10,708
Purchases of property and equipment, including real estate	—	(185,342)	(30,490)	(215,832)
Other	—	1,607	—	1,607
Net cash used in investing activities	—	(237,864)	(74,734)	(312,598)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	7,019,070	—	7,019,070
Repayments on credit facility - floorplan line and other	—	(6,957,866)	—	(6,957,866)
Borrowings on credit facility - acquisition line	68,086	—	—	68,086
Repayments on credit facility - acquisition line	(42,278)	—	—	(42,278)
Borrowings on other debt	25,054	19	140,629	165,702
Principal payments on other debt	(313)	(718)	(120,168)	(121,199)
Borrowings on debt related to real estate	—	46,419	28,890	75,309
Principal payments on debt related to real estate	—	(22,931)	(6,460)	(29,391)
Employee stock purchase plan purchases, net of employee tax withholdings	4,603	—	—	4,603
Repurchases of common stock, amounts based on settlement date	(40,094)	—	—	(40,094)
Dividends paid	(20,466)	—	—	(20,466)
Borrowings (repayments) with subsidiaries	2,892	(32,719)	29,827	—
Investment in subsidiaries	(212,079)	202,406	9,673	—
Net cash (used in) provided by financing activities	(214,595)	253,680	82,391	121,476
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(8)	(8)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	2,057	5,738	7,795
CASH AND CASH EQUIVALENTS, beginning of period	—	8,039	12,953	20,992
CASH AND CASH EQUIVALENTS, end of period	$—	$10,096	$18,691	$28,787

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2015

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$93,999	$49,710	$(2,662)	$141,047
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(212,252)	—	(212,252)
Proceeds from disposition of franchises, property and equipment	—	40,833	748	41,581
Purchases of property and equipment, including real estate	—	(97,009)	(23,243)	(120,252)
Other	—	6,421	—	6,421
Net cash used in investing activities	—	(262,007)	(22,495)	(284,502)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	7,557,237	—	7,557,237
Repayments on credit facility - floorplan line and other	—	(7,504,516)	—	(7,504,516)
Borrowings on credit facility - acquisition line	489,548	—	—	489,548
Repayment on credit facility - acquisition line	(557,696)	—	—	(557,696)
Net borrowings of 5.25% Senior Unsecured Notes	296,250	—	—	296,250
Debt issue costs	—	(788)	—	(788)
Borrowings on other debt	—	451	59,404	59,855
Principal payments on other debt	—	(1,386)	(62,383)	(63,769)
Principal payments on debt related to real estate loans	—	(68,234)	(3,845)	(72,079)
Borrowings on debt related to real estate	—	9,596	22,430	32,026
Issuance of common stock to benefit plans, net	214	—	—	214
Repurchases of common stock, amounts based on settlement date	(97,473)	—	—	(97,473)
Tax effect from stock-based compensation	—	2,142	—	2,142
Dividends paid	(19,942)	—	—	(19,942)
Borrowings (repayments) with subsidiaries	220,281	(211,236)	(9,045)	—
Investment in subsidiaries	(425,181)	409,990	15,191	—
Net cash (used in) provided by financing activities	(93,999)	193,256	21,752	121,009
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(5,492)	(5,492)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(19,041)	(8,897)	(27,938)
CASH AND CASH EQUIVALENTS, beginning of period	—	25,379	15,596	40,975
CASH AND CASH EQUIVALENTS, end of period	$—	$6,338	$6,699	$13,037

EXHIBIT INDEX

Exhibit Number		Description
3.1	—
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
Group 1 Automotive, Inc. 2017 Short Term Incentive Plan Guidelines (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.'s Current Report on Form 8-K (File No. 001-134561) filed March 3, 2017)

10.19	—
Officer’s Terms of Engagement and Guarantees between UAB Motors Participações S.A. and Lincoln da Cunha Pereira Filho dated as of February 28, 2013 (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2013)

10.20	—
Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)

10.21	—
First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)

10.22	—
Second Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2009)

10.23*	—
Third Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 15, 2010)

10.24*	—
Group 1 Automotive, Inc. 2007 Long Term Incentive Plan (As Amended and Restated Effective as of March 11, 2010) (Incorporated by reference to Exhibit A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed on April 8, 2010)

10.25*	—	Group 1 Automotive, Inc. 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed April 10, 2014)
10.26*	—	Form of Restricted Stock Agreement for Employees (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10.27*	—
Form of Senior Executive Officer Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)

10.28*	—
Form of Restricted Stock Agreement with Qualified Retirement Provisions (Incorporated by reference to Exhibit 10.27 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2011)

10.29*	—	Form of Phantom Stock Agreement for Employees (Incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)

Exhibit Number		Description
10.30*	—
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

10.33*	—
Non-Compete Agreement dated effective May 19, 2015 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)

10.34	—
Transition Agreement dated December 18, 2015 between Group 1 Automotive, Inc. and J. Brooks O’Hara (Incorporated by reference to Exhibit 10.41 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2015)

10.35*	—
Employment Agreement dated December 18, 2015 between Group 1 Automotive, Inc. and J. Brooks O’Hara (Incorporated by reference to Exhibit 10.42 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2015)

10.36*	—
Employment Agreement dated January 1, 2009 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)

10.37*	—
Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)

10.38*	—
Employment Agreement dated effective as of December 1, 2009 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 16, 2009)

10.39*	—
Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (Incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)

10.40*	—
Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated January 1, 2010 between Group 1 Automotive, Inc. and Mark J. Iuppenlatz (Incorporated by reference to Exhibit 10.48 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)

10.41†*	—	Group 1 Automotive, Inc. Aircraft Usage Policy
10.42*	—
Description of UAB Motors Participações S.A. Bonus Plan for 2013 (Incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2013)

10.43*	—
Form of Senior Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.44*	—
Form of Restricted Stock Agreement with Qualified Retirement Provisions (incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.45*	—
Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.46*	—
Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.47*	—
Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.7 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.48*	—
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of February, 2018.

Group 1 Automotive, Inc.

By:	/s/ Earl J. Hesterberg
Earl J. Hesterberg
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 16th day of February, 2018.

Signature	Title

/s/ Earl J. Hesterberg	President and Chief Executive Officer and Director
Earl J. Hesterberg	(Principal Executive Officer)

/s/ John C. Rickel	Senior Vice President and Chief Financial Officer
John C. Rickel	(Principal Financial and Accounting Officer)

/s/ Stephen D. Quinn	Chairman and Director
Stephen D. Quinn

/s/ John L. Adams	Director
John L. Adams

/s/ Carin Barth	Director
Carin Barth

/s/ Lincoln da Cunha Pereira Filho	Director
Lincoln da Cunha Pereira Filho

/s/ J. Terry Strange	Director
J. Terry Strange

/s/ Charles L. Szews	Director
Charles L. Szews

/s/ Max P. Watson, Jr.	Director
Max P. Watson, Jr.

/s/ MaryAnn Wright	Director
MaryAnn Wright