Form 10-Q
period 2018-03-31
GROUP 1 AUTOMOTIVE INC
filed 2018-05-04
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of April 26, 2018, the registrant had 20,928,957 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,090	$28,787
Contracts-in-transit and vehicle receivables, net	297,885	306,433
Accounts and notes receivable, net	200,159	188,611
Inventories, net	1,804,176	1,763,293
Prepaid expenses and other current assets	77,888	42,062
Total current assets	2,413,198	2,329,186
PROPERTY AND EQUIPMENT, net	1,357,870	1,318,959
GOODWILL	960,110	913,034
INTANGIBLE FRANCHISE RIGHTS	295,626	285,632
OTHER ASSETS	31,674	24,254
Total assets	$5,058,478	$4,871,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility and other	$1,199,741	$1,240,695
Offset account related to floorplan notes payable - credit facility	(74,359)	(86,547)
Floorplan notes payable - manufacturer affiliates	420,315	397,183
Offset account related to floorplan notes payable - manufacturer affiliates	(24,000)	(22,500)
Current maturities of long-term debt and short-term financing	58,195	77,609
Current liabilities from interest rate risk management activities	1,177	1,996
Accounts payable	491,841	412,981
Accrued expenses	194,248	177,070
Total current liabilities	2,267,158	2,198,487
LONG-TERM DEBT, net of current maturities	1,376,770	1,318,184
DEFERRED INCOME TAXES	134,800	124,404
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	3,512	8,583
OTHER LIABILITIES	98,159	97,125
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000 shares authorized; 25,527 and 25,515 issued, respectively	255	255
Additional paid-in capital	286,244	291,461
Retained earnings	1,288,052	1,246,323
Accumulated other comprehensive loss	(105,950)	(123,226)
Treasury stock, at cost; 4,597 and 4,617 shares, respectively	(290,522)	(290,531)
Total stockholders’ equity	1,178,079	1,124,282
Total liabilities and stockholders’ equity	$5,058,478	$4,871,065

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,513,590	$1,337,213
Used vehicle retail sales	780,570	660,927
Used vehicle wholesale sales	104,029	104,157
Parts and service sales	349,515	319,698
Finance, insurance and other, net	112,322	96,834
Total revenues	2,860,026	2,518,829
COST OF SALES:
New vehicle retail sales	1,438,163	1,267,986
Used vehicle retail sales	737,075	615,922
Used vehicle wholesale sales	102,374	104,057
Parts and service sales	162,651	147,342
Total cost of sales	2,440,263	2,135,307
GROSS PROFIT	419,763	383,522
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	324,347	289,779
DEPRECIATION AND AMORTIZATION EXPENSE	16,342	13,606
INCOME FROM OPERATIONS	79,074	80,137
OTHER EXPENSE:
Floorplan interest expense	(14,087)	(11,942)
Other interest expense, net	(18,820)	(16,999)
INCOME BEFORE INCOME TAXES	46,167	51,196
PROVISION FOR INCOME TAXES	(10,353)	(17,257)
NET INCOME	$35,814	$33,939
BASIC EARNINGS PER SHARE	$1.70	$1.58
Weighted average common shares outstanding	20,298	20,692
DILUTED EARNINGS PER SHARE	$1.70	$1.58
Weighted average common shares outstanding	20,307	20,698
CASH DIVIDENDS PER COMMON SHARE	$0.26	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2018	2017
	(Unaudited, in thousands)
NET INCOME	$35,814	$33,939
Other comprehensive income, net of taxes:
Foreign currency translation adjustment	7,871	4,137
Net unrealized gain on interest rate risk management activities:
Unrealized gain arising during the period, net of tax provision of $2,492 and $234, respectively	7,892	390
Reclassification adjustment for loss included in interest expense, net of tax provision of $478, and $1,361, respectively	1,513	2,268
Unrealized gain on interest rate risk management activities, net of tax	9,405	2,658
OTHER COMPREHENSIVE INCOME, NET OF TAXES	17,276	6,795
COMPREHENSIVE INCOME	$53,090	$40,734

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount					Total
	(Unaudited, in thousands)
BALANCE, December 31, 2017	25,515	$255	$291,461	$1,246,323	$(123,226)	$(290,531)	$1,124,282
Net income	—	—	—	35,814	—	—	35,814
Other comprehensive income, net	—	—	—	—	17,276	—	17,276
Purchases of treasury stock	—	—	—	—	—	(9,199)	(9,199)
Net issuance of treasury shares to employee stock compensation plans	12	—	(10,846)	—	—	9,208	(1,638)
Stock-based compensation	—	—	5,629	—	—	—	5,629
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(5,482)	—	—	(5,482)
Impact of ASC 606 cumulative adjustment	—	—	—	11,397	—	—	11,397
BALANCE, March 31, 2018	25,527	$255	$286,244	$1,288,052	$(105,950)	$(290,522)	$1,178,079

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,814	$33,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,342	13,606
Deferred income taxes	2,675	5,503
Stock-based compensation	5,642	6,074
Amortization of debt discount and issue costs	650	912
Gain on disposition of assets	(516)	(280)
Other	(6)	(871)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	65,200	9,164
Accounts and notes receivable	12,727	21,508
Inventories	7,153	(74,254)
Contracts-in-transit and vehicle receivables	11,237	56,140
Prepaid expenses and other assets	(12,548)	1,066
Floorplan notes payable - manufacturer affiliates	5,067	(3,126)
Deferred revenues	(655)	(164)
Net cash provided by operating activities	148,782	69,217
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(71,499)	(95)
Proceeds from disposition of franchises, property and equipment	2,940	2,207
Purchases of property and equipment, including real estate	(47,948)	(46,451)
Other	140	2,459
Net cash used in investing activities	(116,367)	(41,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	1,656,192	1,594,371
Repayments on credit facility - floorplan line and other	(1,702,447)	(1,598,291)
Borrowings on credit facility - acquisition line	66,945	15,000
Repayments on credit facility - acquisition line	(66,444)	(15,000)
Borrowings on other debt	65,614	—
Principal payments on other debt	(40,078)	(232)
Borrowings on debt related to real estate, net of debt issue costs	46,835	—
Principal payments on debt related to real estate	(37,819)	(6,831)
Employee stock purchase plan purchases, net of employee tax withholdings	(1,638)	(1,030)
Repurchases of common stock, amounts based on settlement date	(9,199)	—
Dividends paid	(5,495)	(5,150)
Net cash used in financing activities	(27,534)	(17,163)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	47	260
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,928	10,434
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	29,631	24,246
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$34,559	$34,680
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable	$6,066	$7,287

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry with business activities in 15 states in the United States of America ("U.S."), 32 towns in the United Kingdom ("U.K.") and four states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the "Company" in these Notes to Consolidated Financial Statements.
The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. As of March 31, 2018, the Company’s U.S. retail network consisted of 117 dealerships within the following states: Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina, and Texas. The President of U.S. Operations reports directly to the Company's Chief Executive Officer and is responsible for the overall performance of the U.S. region, as well as for overseeing the market directors and dealership general managers. In addition, as of March 31, 2018, the Company had two international regions: (a) the U.K., which consisted of 47 dealerships and (b) Brazil, which consisted of 16 dealerships. The operations of the Company's international regions are structured similar to the U.S. region.
The Company's operating results are generally subject to seasonal variations, as well as changes in the economic environment. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. For the U.K., the first and third quarters tend to be stronger, driven by the vehicle license plate change months of March and September. For Brazil, the Company expects higher volumes in the third and fourth calendar quarters. The first quarter in Brazil is generally the weakest, driven by more consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic conditions, manufacturer incentive programs, seasonal weather events and changes in currency exchange rates may exaggerate seasonal or cause counter-seasonal fluctuations in the Company's revenues and operating income. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for any other interim period or for the entire fiscal year.
Basis of Presentation
The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying unaudited condensed Consolidated Financial Statements. All business acquisitions completed during the periods presented have been accounted for by applying the acquisition method of accounting, and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on estimates of fair value and are subject to change within the purchase price allocation period (generally one year from the respective acquisition date). All intercompany balances and transactions have been eliminated in consolidation.
For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”).
Business Segment Information
The Company has three reportable segments: the U.S., which includes the activities of the Company's corporate office, the U.K. and Brazil. The reportable segments are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by its chief operating decision maker to allocate resources and assess performance. The Company's chief operating decision maker is its Chief Executive Officer. See Note 15, "Segment Information", for additional details regarding the Company's reportable segments.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Statements of Cash Flows
With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft the Company’s credit facilities directly with no cash flow to or from the Company. With respect to borrowings for used vehicle financing in the U.S., the Company finances up to 85% of the value of the used vehicle inventory and the funds flow directly to the Company from the lender. In the U.K. and Brazil, the Company chooses which used vehicles to finance and the borrowings flow directly to the Company from the lender. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to manufacturer affiliated lenders participating in the Company’s syndicated lending group under the Revolving Credit Facility) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. All borrowings from, and repayments to, the syndicated lending group under the Revolving Credit Facility (as defined in Note 9, “Credit Facilities”) (including the cash flows from or to manufacturer affiliated lenders participating in the facility), as well as borrowing from, and repayments to, the Company’s other credit facilities are presented within Cash Flows from Financing Activities.
Cash paid for interest, including the monthly settlement of the Company’s interest rate derivatives, was $20.3 million and $17.6 million for the three months ended March 31, 2018 and 2017, respectively. The Company received a net refund from taxes of $0.4 million for the three months ended March 31, 2018. Cash paid for taxes, net of refunds, was $0.3 million for the three months ended March 31, 2017.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows. See Note 11, "Fair Value Measurements", for additional details regarding the Company's restricted cash balances.

	March 31, 2018	December 31, 2017
	(In thousands)

Cash and cash equivalents	$33,090	$28,787
Restricted cash, included in other assets	1,469	844
Total cash, cash equivalents, and restricted cash	$34,559	$29,631

Recently Adopted Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendment addresses several specific cash flow issues with the objective of reducing the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted ASU 2016-15 during the first quarter of 2018. The adoption of this ASU did not materially impact its net income, retained earnings, consolidated financial statements, results of operations or cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force ("EITF"). The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 during the first quarter of 2018. The adoption of this ASU did not materially impact its consolidated financial statements, results of operations or cash flows.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU should be applied prospectively. The Company adopted ASU 2017-01 during the first quarter of 2018. The adoption of this ASU did not materially impact its consolidated financial statements or results of operations.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this update provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance of Topic 718 to a change to the terms or conditions of a share-based payment award. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: 1) the award's fair value (or calculated value or intrinsic value, if those measurement methods are used), 2) the award's vesting conditions, and 3) the award's classification as an equity or liability instrument. The Company adopted ASU 2017-09 during the first quarter of 2018. The adoption of this ASU did not impact its consolidated financial statements or results of operations.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and all subsequent amendments issued thereafter, that amends the accounting guidance on revenue recognition. The Company adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018, with a cumulative-effect adjustment to retained earnings recognized as of the date of adoption. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting policies under Topic 605.
The Company identified its material revenue streams to be the sale of new and used vehicles; arrangement of associated vehicle financing and the sale of service and other insurance contracts; the performance of vehicle maintenance and repair services; and the sale of vehicle parts. The Company concluded that no changes to the timing of revenue recognition for the sale of new and used vehicles, as well as vehicle parts are necessary. As it relates to the performance of vehicle maintenance and repair services recognized as a part of Parts and service sales in the accompanying Consolidated Statements of Operations, the Company identified a change in its accounting policies and procedures. Through December 31, 2017, the Company recognized revenue once the maintenance or repair services were completed and the vehicle was delivered to the customer. Under Topic 606, the Company determined that it has an enforceable right to payment during the course of the work being performed in certain jurisdictions and, thus, the Company changed its policy under Topic 606 for those jurisdictions to recognize revenue over time as the maintenance and repair services are performed. With regards to the revenue generated from the arrangement of vehicle financing and the sale of service and other insurance contracts recognized as a part of Finance, insurance and other, net in the accompanying Consolidated Statements of Operations, the Company also identified a change in the Company’s accounting policies and procedures. Generally, the Company receives an upfront commission for these transactions from the finance or insurance provider and recognizes the associated revenue when the contract is executed. In some cases, the Company also earns retrospective commission income by participating in the future profitability of the portfolio of contracts sold by the Company. Through December 31, 2017, the Company’s accounting policy was to recognize upfront commission income earned when the contract was executed and the amount was determinable, and to recognize retrospective commission income as the amounts were determined and realized. The Company concluded that this retrospective commission income represents variable consideration for which the Company’s performance obligation is satisfied when the finance or insurance product contract is executed with the end user. Under the new standard, an estimate of variable consideration, subject to a constraint, is to be included in the transaction price and recognized when or as the performance obligation is satisfied. Therefore, the Company’s accounting policy changed under Topic 606 such that the Company will estimate the amount of future earnings that it will realize from the ultimate profitability of the portfolio and recognize such estimate, subject to any constraint in the estimate, upfront when the contract is executed with the end user. The Company's estimates of the amount of variable consideration to be ultimately realized will be reassessed at the end of each reporting period and changes in those estimates will be adjusted through revenue.
As a result of adopting Topic 606 and implementing the changes aforementioned for maintenance and repair services and the arrangement of associated vehicle financing and the sale of service and other insurance contracts, the Company recognized a net, after-tax cumulative effect adjustment to increase retained earnings as of the date of adoption of $4.8 million and $6.6 million, respectively.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet as of January 1, 2018 for the adoption of Topic 606 were as follows (in thousands):

	January 1, 2018
Balance Sheet	Balance at December 31, 2017	Adjustment due to ASC 2016-09 606	Balance at January 1, 2018
	(In thousands)
Assets
Accounts and notes receivable, net (1)	$188,611	$20,306	$208,917
Inventories, net	1,763,293	(3,660)	1,759,633

Liabilities
Accounts payable	$412,981	$1,756	$414,737
Deferred income taxes	124,404	3,493	127,897

Stockholders' equity
Retained earnings	1,246,323	11,397	1,257,720
(1) Contract assets, representing a conditional right to payment, of $8.7 million are included in Accounts and notes receivables, net in the Consolidated Balance Sheet as of January 1, 2018.
The impact of applying Topic 606 for the three months ended March 31, 2018 was as follows (in thousands):

	March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
Income Statement	(In thousands)
Revenues
Parts and service sales	$349,515	$350,992	$(1,477)
Finance, insurance and other, net	112,322	112,122	200

Cost of sales
Parts and service sales	$162,651	$163,116	$(465)
Selling, general and administrative expenses	324,347	324,543	(196)
Provision for income taxes	10,353	10,504	(151)
Net income	35,814	36,279	(465)

Balance Sheet
Assets
Accounts and notes receivable, net (1)	$200,159	$181,131	$19,028
Inventories, net	1,804,176	1,807,371	(3,195)

Liabilities
Accounts payable	$491,841	$490,281	$1,560
Deferred income taxes	134,800	131,459	3,341

Stockholders' equity
Retained earnings	$1,288,052	$1,277,120	$10,932
(1) Contract assets, representing a conditional right to payment, of $8.9 million are included in Accounts and notes receivables, net in the Consolidated Balance Sheet as of March 31, 2018.

Refer to Note 2, "Revenue" for further discussion of the Company’s significant revenue streams.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently Issued Accounting Pronouncements
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax legislation enacted by the U.S. government on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), to retained earnings. The FASB gave entities the option to reclassify these amounts rather than require reclassification and the option to apply the guidance retrospectively or in the period of adoption. The amendments in this update are effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. REVENUE
As discussed in Note 1, "Interim Financial Information", the Company’s material revenue streams are the sale of new and used vehicles; arrangement of associated vehicle financing and the sale of service and other insurance contracts; the performance of vehicle maintenance and repair services; and the sale of vehicle parts. The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended
	March 31,
	2018	2017 (1)
	(In thousands)
REVENUES:
New vehicle retail sales	$1,513,590	$1,337,213
Used vehicle retail sales	780,570	660,927
Used vehicle wholesale sales	104,029	104,157
Total new and used vehicle sales	2,398,189	2,102,297

Vehicle parts sales	85,196	74,665
Maintenance and repair sales	264,319	245,033
Total parts and service sales	349,515	319,698

Finance, insurance and other, net	112,322	96,834
Total revenues	$2,860,026	$2,518,829
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective approach.
The following table presents the Company's revenues disaggregated by its geographical segments:

	Three Months Ended March 31, 2018
	U.S.	U.K.	Brazil	Consolidated
REVENUES:	(In thousands)
New vehicle retail sales	$1,089,953	$354,404	$69,233	$1,513,590
Used vehicle retail sales	563,830	192,549	24,191	780,570
Used vehicle wholesale sales	54,002	46,185	3,842	104,029
Total new and used vehicle sales	1,707,785	593,138	97,266	2,398,189

Vehicle parts sales	74,355	9,515	1,326	85,196
Maintenance and repair sales	210,159	43,626	10,534	264,319
Total parts and service sales	284,514	53,141	11,860	349,515

Finance, insurance and other, net	96,187	14,263	1,872	112,322
Total revenues	$2,088,486	$660,542	$110,998	$2,860,026

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31, 2017 (1)
	U.S.	U.K.	Brazil	Consolidated
REVENUES:	(In thousands)
New vehicle retail sales	$1,018,249	$258,640	$60,324	$1,337,213
Used vehicle retail sales	521,947	115,369	23,611	660,927
Used vehicle wholesale sales	70,545	30,509	3,103	104,157
Total new and used vehicle sales	1,610,741	404,518	87,038	2,102,297

Vehicle parts sales	66,754	6,280	1,631	74,665
Maintenance and repair sales	204,405	30,501	10,127	245,033
Total parts and service sales	271,159	36,781	11,758	319,698

Finance, insurance and other, net	85,819	9,028	1,987	96,834
Total revenues	$1,967,719	$450,327	$100,783	$2,518,829
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective approach.
New and Used Vehicle Sales
Specific to the sale of new and used vehicles, the Company has a single performance obligation associated with these contracts - the delivery of the vehicle to the customer, which is the point at which transfer of control occurs. Revenue from the sale of new and used vehicles is recognized upon satisfaction of the performance obligation (i.e., delivery of the vehicle to the customer). In some cases, the Company uses a third-party auction as an agent to facilitate delivery of used vehicles to the customer. Incidental items that are immaterial in the context of the contract are accrued at the time of sale. The transaction price for new and used vehicle sales (i.e., the amount that the Company has the right to under the terms of the sales contract with the customer) is the stand-alone sales price of each individual vehicle and is generally settled within 30 days of the satisfaction of the performance obligation. In many new and used vehicle sales transactions, a portion of the consideration applied by the customer to the satisfaction of the total transaction price is a used vehicle trade-in (i.e., noncash consideration). The Company measures such noncash consideration at fair value. Revenue recognized from the sale of new and used vehicles is reflected in New vehicle retail sales, Used vehicle retail sales, and Used vehicle wholesale sales in the accompanying Consolidated Statements of Operations. With respect to the cost of freight and shipping from its dealerships to its customers, the Company’s policy is to recognize such cost in the corresponding Cost of sales category. With respect to taxes assessed by governmental authorities that are imposed upon new and used vehicle sales transactions and collected by the Company from its customer, the Company’s policy is to exclude such amounts from Revenues.
Vehicle Parts Sales
Related to the sale of vehicle parts, the Company has a single performance obligation associated with these contracts - the delivery of the parts to the customer, which is the point at which transfer of control occurs. Revenue from the sale of vehicle parts is recognized upon satisfaction of the performance obligation (i.e., delivery of the parts to the customer). The transaction price for vehicle parts sales (i.e., the amount that the Company has the right to under the terms of the sales contract with the customer) is the stand-alone sales price of each individual part and is generally settled within 30 days of the satisfaction of the performance obligation. Revenue recognized from the sale of vehicle parts is reflected in Parts and service sales in the accompanying Consolidated Statements of Operations. With respect to the cost of freight and shipping to its customer, the Company’s policy is to recognize such fulfillment cost in the corresponding Cost of sales category. With respect to taxes assessed by governmental authorities that are imposed upon vehicle parts sales transactions and collected by the Company from its customer, the Company’s policy is to exclude such amounts from Revenues.
Maintenance and Repair Services
As it relates to vehicle maintenance and repair services, the Company has a single performance obligation associated with these contracts - the completion of the services. The Company has an enforceable right to payment in certain jurisdictions and, as such, transfers control of vehicle maintenance and repair services to its customer over time. Therefore, satisfaction of the performance obligation associated with the vehicle maintenance and repair services occurs, and the associated revenue is recognized, over time. The Company uses the input method for the measurement of progress and recognition of revenue, utilizing labor hours and parts applied to the customer vehicle to estimate the services performed for which the Company has an enforceable right to payment. The transaction price for vehicle maintenance and repair services (i.e., the amount that the Company has the right to under the terms of the service contract with the customer) is the sum total of the labor and, if applicable, vehicle parts used in the performance of the service, as well as the margin above cost charged to the customer. The

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

transaction price is typically settled within 30 days of the satisfaction of the performance obligation, which generally occurs within a short period of time from contract inception. Revenue recognized from vehicle maintenance and repair services is reflected in Parts and service sales in the accompanying Consolidated Statements of Operations. With respect to taxes assessed by governmental authorities that are imposed upon vehicle maintenance and repair service transactions and collected by the Company from its customer, the Company’s policy is to exclude such amounts from Revenues.
Arrangement of Vehicle Financing and the Sale of Service and Other Insurance Contracts
With regards to the revenue generated from the arrangement of vehicle financing and the sale of service and other insurance products, the Company receives commissions for these contracts from the finance or insurance provider (the customer, for whom the Company is an agent). The Company has a single performance obligation associated with these contracts for all commissions earned - the facilitation of the financing of the vehicle or sale of the insurance product. Revenue from these contracts is recognized upon satisfaction of the performance obligation, which is when the finance or insurance product contract is executed with the purchaser. The transaction price (i.e., the amount that the Company has the right to under the terms of the contract with the customer) consists of both fixed and variable consideration. With regards to the upfront commission for these contracts, the transaction price is the amount earned for each individual contract executed and is generally collected within 30 days of the satisfaction of the performance obligation. The Company may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. A reserve for future amounts estimated to be charged back is recorded, as a reduction of Finance, insurance and other revenue, net in the accompanying Consolidated Statement of Operations, based on the Company’s historical chargeback results and the termination provisions of the applicable contracts. In some cases, the Company also earns retrospective commission income by participating in the future profitability of the portfolio of product contracts sold by the Company. This consideration is variable (i.e., contingent upon the performance of the portfolio of contracts) and is generally settled over 5-7 years from the satisfaction of the performance obligation. The Company utilizes the “expected value” method to predict the amount of consideration to which the Company will be entitled, subject to constraint in the estimate. Therefore, the Company estimates the amount of future earnings that it will realize from the ultimate profitability of the portfolio and recognizes such estimate, subject to any constraint in the estimate, upfront when the product contract is executed with the end user, which is when the performance obligation is satisfied. Changes in the Company’s estimates of the amount of variable consideration to be ultimately realized are adjusted through revenue. Revenue recognized from the arrangement of vehicle financing and the sale of service and other insurance contracts is reflected in Finance, insurance and other, net in the accompanying Consolidated Statements of Operations and as a contract asset in the Consolidated Balance Sheet until the right to such consideration becomes unconditional, at which time amounts due are reclassified to accounts receivable.

3. ACQUISITIONS AND DISPOSITIONS
During the three months ended March 31, 2018, the Company acquired 5 dealerships in the U.K., inclusive of 8 franchises, and opened one dealership for one awarded franchise. Additionally, the Company acquired 2 dealerships in the U.S., inclusive of 2 franchises. Aggregate consideration paid for these dealerships totaled $76.6 million, including the associated real estate and goodwill. Also included in the consideration paid was $5.1 million of cash received in the acquisition of the dealerships. The purchase prices have been allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates. The allocation of the purchase prices are preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation periods (generally one year from the respective acquisition date).
During the three months ended March 31, 2017, the Company opened one dealership for one awarded franchise in the U.K. and added motorcycles to an existing BMW dealership in Brazil. In addition, during the three months ended March 31, 2017, the Company disposed of two dealerships in Brazil representing two franchises.

4. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES
The periodic interest rates of the Revolving Credit Facility (as defined in Note 9, “Credit Facilities”) and certain variable-rate real estate related borrowings in the U.S. are indexed to the one-month London Inter Bank Offered Rate (“LIBOR”), plus an associated company credit risk rate. In order to minimize the earnings variability related to fluctuations in these periodic interest rates, the Company employs an interest rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable interest rate exposure for a fixed interest rate over terms not to exceed the related variable-rate debt.
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
The related gains or losses on these interest rate derivative instruments are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the Company’s accompanying Consolidated Statements of Operations. All of the Company’s interest rate derivative instruments are designated as cash flow hedges. As of March 31, 2018, all of the Company’s derivative instruments that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for the three months ended March 31, 2018 or 2017, respectively.
The Company held 25 interest rate derivative instruments in effect as of March 31, 2018 of $822.1 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.6%. For the three months ended March 31, 2018 and 2017, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $1.7 million and $2.9 million, respectively. Total floorplan interest expense, inclusive of the aforementioned impact of the Company's interest rate hedges, was $14.1 million and $11.9 million for the three months ended March 31, 2018 and 2017, respectively.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition to the $822.1 million of swaps in effect as of March 31, 2018, the Company held seven additional interest rate derivative instruments with forward start dates between December 2018 and December 2020 and expiration dates between December 2021 and December 2030. The aggregate notional value of these seven forward-starting swaps was $375.0 million, and the weighted average interest rate was 1.8%. The combination of the interest rate derivative instruments currently in effect and these forward-starting derivative instruments is structured such that the notional value in effect at any given time through December 2030 does not exceed $918.4 million, which is less than the Company's expectation for variable-rate debt outstanding during such period.
Assets and liabilities associated with interest rate derivative instruments as reflected in the accompanying balance sheets were as follows:

	As of March 31, 2018	As of December 31, 2017
	(In thousands)
Assets from interest rate risk management activities:
Other long-term assets	$15,987	$9,501
Total	$15,987	$9,501

Liabilities from interest rate risk management activities:
Current	$1,177	$1,996
Long-term	3,512	8,583
Total	$4,689	$10,579
Included in Accumulated Other Comprehensive Loss at March 31, 2018 and 2017 were accumulated unrealized losses, net of income taxes, totaling $8.7 million and $6.7 million, respectively, related to these interest rate derivative instruments.
The following table presents the impact during the current and comparative prior year periods for the Company's interest rate derivative instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	2018	2017
	(In thousands)
Interest rate derivative instruments	$7,892	$390

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Three Months Ended March 31,
	2018	2017
	(In thousands)
Floorplan interest expense	$(1,737)	$(2,948)
Other interest expense	(254)	(681)
The amount of loss expected to be reclassified out of other comprehensive income (loss) into earnings as additional floorplan interest expense or other interest expense in the next twelve months is $2.7 million.

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
Long Term Incentive Plan
The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986 and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of March 31, 2018, there were 878,454 shares available for issuance under the Incentive Plan.
Restricted Stock Awards
Under the Incentive Plan, the Company grants to non-employee directors and certain employees restricted stock awards or, at their election, restricted stock units (to non-employee directors only) at no cost to the recipient. Restricted stock awards qualify as participating securities because each award contains non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 6, "Earnings Per Share", for further details. Restricted stock awards are considered outstanding at the date of grant but are subject to vesting periods upon issuance of up to five years. Restricted stock units are considered vested at the time of issuance. However, since they convey no voting rights, they are not considered outstanding when issued. Restricted stock units settle in cash upon the termination of the grantees’ employment or directorship. In the event an employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. The Company issues new shares or treasury shares, if available, when restricted stock vests. Compensation expense for restricted stock awards is calculated based on the market price of the Company’s common stock at the date of grant and recognized over the requisite service period. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate.
A summary of the restricted stock awards as of March 31, 2018, along with the changes during the three months then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	702,778	$68.23
Granted	194,421	75.72
Vested	(167,934)	61.63
Forfeited	(14,180)	70.34
Nonvested at March 31, 2018	715,085	$71.78
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of March 31, 2018, there were 1,102,825 shares available for issuance under the Purchase Plan. During the three months ended March 31, 2018 and 2017, the Company issued 36,270 and 30,154 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company's Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
The weighted average per share fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $16.22 and $18.66 for the three months ended March 31, 2018 and 2017, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Stock-Based Compensation

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total stock-based compensation cost was $5.6 million and $6.1 million for the three months ended March 31, 2018 and 2017, respectively. Cash received from Purchase Plan purchases was $2.0 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively.

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
The following table sets forth the calculation of EPS for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	20,298	20,692
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	9	6
Weighted average dilutive common shares outstanding	20,307	20,698
Basic:
Net Income	$35,814	$33,939
Less: Earnings allocated to participating securities	1,209	1,250
Earnings available to basic common shares	$34,605	$32,689
Basic earnings per common share	$1.70	$1.58
Diluted:
Net Income	$35,814	$33,939
Less: Earnings allocated to participating securities	1,208	1,250
Earnings available to diluted common shares	$34,606	$32,689
Diluted earnings per common share	$1.70	$1.58
7. INCOME TAXES
The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35.0% to 21.0%, creating a territorial tax system that generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, requiring companies to pay a one-time transition tax on unrepatriated earnings of their foreign subsidiaries, creating a "minimum tax" on certain foreign earnings (i.e. global intangible low-taxed income, or "GILTI"), limiting the deduction for net interest expense incurred by U.S. corporations, and eliminating certain deductions, including deductions for certain compensation arrangements and certain other business expenses.
In accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Job Act (“SAB 118”), the Company made a reasonable estimate of the Tax Act’s impact and provisionally recorded this estimate in its results for the period ended December 31, 2017. As of March 31, 2018, the Company has not completed its accounting for the aspects of the Tax Act recorded provisionally: the re-measurement of deferred taxes based on the reduced tax rate, and the Company's provisional determination that the Company does not have a transition tax liability for previously untaxed accumulated and current earnings and profits of foreign subsidiaries. The Company will continue to gather data and evaluate the impact of the Tax Act after the Company has considered additional guidance issued by the U.S. Treasury Department, the IRS, state tax authorities and other standard-setting bodies. This analysis may result in adjustments to the provisional amounts, which would impact the Company's provision for income taxes and effective tax rate for the period in which the adjustments are made. The Company expects to complete its accounting for the Tax Act in 2018.
The Company recognizes the tax on GILTI as a period expense in the period the tax is incurred. Under this policy, the Company has not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period. As of March 31, 2018, the Company estimated that the 2018 GILTI tax will not be material.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The Company's effective income tax rate of 22.4% for the three months ended March 31, 2018 was more than the U.S. federal statutory rate of 21.0%, due primarily to: (1) the taxes provided for in U.S. state jurisdictions; (2) valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil; and (3) unrecognized tax benefits with respect to uncertain tax positions, partially offset by: (1) income generated in the U.K., which is taxed at a 19.0% statutory rate; and (2) excess tax deductions for restricted stock awards. Compared to the effective tax rate for three months ended March 31, 2017 of 33.7%, the Company's effective tax rate decreased primarily due to the impact of the reduction of the federal corporate tax rate as a result of the Tax Act.
As of March 31, 2018, the Company's unrecognized tax benefits totaled $1.3 million, including related interest and penalty. To the extent that any such tax benefits are recognized in the future, such recognition would impact the tax liability in that period by approximately $1.0 million. Consistent with prior treatment of tax related assessments, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company's taxable years 2013 and subsequent remain open for examination in the U.S. The Company's taxable years 2016 and subsequent remain open in the U.K., and taxable years 2012 and subsequent remain open in Brazil.

8. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
	(In thousands)
Amounts due from manufacturers	$107,521	$109,599
Parts and service receivables (1)	52,013	39,343
Finance and insurance receivables (1)	31,180	25,293
Other	12,666	17,514
Total accounts and notes receivable	203,380	191,749
Less allowance for doubtful accounts	3,221	3,138
Accounts and notes receivable, net (1)	$200,159	$188,611
Inventories consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
	(In thousands)
New vehicles	$1,237,012	$1,194,632
Used vehicles	359,725	350,760
Rental vehicles	136,809	144,213
Parts, accessories and other (1)	80,632	82,755
Total inventories	1,814,178	1,772,360
Less lower of cost or net realizable value allowance	10,002	9,067
Inventories, net (1)	$1,804,176	$1,763,293
(1) December 31, 2017 balances have not been adjusted under the modified retrospective approach as a part of the implementation of Topic 606. See Note 1, "Interim Financial Information", for further detail.

New, used and rental vehicles are valued at the lower of specific cost or net realizable value and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost (determined on either a first-in, first-out or an average cost basis) or net realizable value.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment consisted of the following:

	Estimated Useful Lives in Years	March 31, 2018	December 31, 2017
	(unaudited)
		(in thousands)
Land	—	$485,938	$482,600
Buildings	25 to 50	721,033	700,257
Leasehold improvements	varies	177,869	172,071
Machinery and equipment	7 to 20	120,626	117,781
Furniture and fixtures	3 to 10	105,632	100,881
Company vehicles	3 to 5	12,157	11,933
Construction in progress	—	55,837	41,824
Total		1,679,092	1,627,347
Less accumulated depreciation		321,222	308,388
Property and equipment, net		$1,357,870	$1,318,959
During the three months ended March 31, 2018, the Company incurred $33.0 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities, excluding $8.8 million of capital expenditures accrued as of December 31, 2017. As of March 31, 2018, the Company had accrued $6.1 million of capital expenditures. In addition, the Company purchased real estate (including land and buildings) during the three months ended March 31, 2018 associated with existing dealership operations totaling $12.2 million. In conjunction with the acquisition of dealerships and franchises in the three months ended March 31, 2018, the Company acquired $8.9 million of real estate and other property and equipment.

9. CREDIT FACILITIES
In the U.S., the Company has a $1.8 billion revolving syndicated credit arrangement that matures on June 17, 2021 and is comprised of 24 financial institutions, including six manufacturer-affiliated finance companies (“Revolving Credit Facility”), consisting of two tranches. The borrowing capacity of the Revolving Credit Facility can be allocated between the two tranches, subject to certain limits. For U.S. vehicle inventory floorplan financing, the Revolving Credit Facility provides a maximum of $1.75 billion (“Floorplan Line”) and, for working capital and general corporate purposes (including acquisitions), the Revolving Credit Facility provides a maximum of $360.0 million and a minimum of $50.0 million (“Acquisition Line”). The Company also has a $300.0 million floorplan financing arrangement (“FMCC Facility”) with Ford Motor Credit Company (“FMCC”) for financing of new Ford vehicles in the U.S. and other floorplan financing arrangements with several other automobile manufacturers for financing of a portion of its U.S. rental vehicle inventory. Within the Company's Consolidated Balance Sheets, Floorplan notes payable - credit facility and other primarily reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts related to the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of a portion of the Company's rental vehicles in the U.S. (through lenders affiliated with the respective manufacturer), as well as the financing of new, used, and rental vehicles with manufacturer affiliates in both the U.K. and Brazil. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities.
Revolving Credit Facility
After considering the outstanding balance of $1,087.0 million at March 31, 2018, the Company had $353.0 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $353.0 million available borrowings under the Floorplan Line was $74.4 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 3.0% and 2.7% as of March 31, 2018 and December 31, 2017, respectively, excluding the impact of the Company’s interest rate derivative instruments. With regards to the Acquisition Line, there were $28.0 million borrowings outstanding as of March 31, 2018 and $27.0 million borrowings outstanding as of December 31, 2017, both of which consisted entirely of borrowings in British pound sterling. The interest rate on the Acquisition Line was 2.25% as of March 31, 2018, representing the applicable rate for borrowings in British pound sterling. After considering $25.0 million of outstanding letters of credit and other factors

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

included in the Company’s available borrowing base calculation, there was $307.5 million of available borrowing capacity under the Acquisition Line as of March 31, 2018. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $208.5 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on April 1, 2014 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock after June 2, 2014 and ending on the date of determination less (c) cash dividends and share repurchases after June 2, 2014 (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per the Consolidated Financial Statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of March 31, 2018, the Credit Facility Restricted Payment Basket totaled $186.6 million. The Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility as of March 31, 2018. All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company's obligations under the Revolving Credit Facility are secured by essentially all of the Company's U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financial institutions.
Ford Motor Credit Company Facility
As of March 31, 2018, the Company had an outstanding balance of $146.3 million under the FMCC Facility with an available floorplan borrowing capacity of $153.7 million. Included in the $153.7 million available borrowings under the FMCC Facility was $24.0 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 6.25% before considering the applicable incentives as of March 31, 2018.
Other Credit Facilities
The Company has credit facilities with financial institutions in the U.K., most of which are affiliated with the manufacturers, for financing new, used and rental vehicle inventories related to its U.K. operations. As of March 31, 2018, borrowings outstanding under these facilities totaled $149.6 million. Annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 30 days, ranged from 1.25% to 3.95%.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazilian operations. As of March 31, 2018, borrowings outstanding under these facilities totaled $22.8 million. Annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, ranged from 10.92% to 16.77%.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. As of March 31, 2018, borrowings outstanding under these rental vehicle facilities totaled $116.0 million, with interest rates that vary up to 6.25%.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts and capitalized debt issuance costs. Long-term debt consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
5.00% Senior Notes (aggregate principal of $550,000 at March 31, 2018 and December 31, 2017)	$542,474	$542,063
5.25% Senior Notes (aggregate principal of $300,000 at March 31, 2018 and December 31, 2017)	296,295	296,151
Acquisition Line	28,035	26,988
Real Estate Related and Other Long-Term Debt	500,716	440,845
Capital lease obligations related to real estate, maturing in varying amounts through December 2037 with a weighted average interest rate of 8.7% and 10.4%, respectively	67,445	51,665
	1,434,965	1,357,712
Less current maturities of long-term debt	58,195	39,528
	$1,376,770	$1,318,184
Included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets, as of December 31, 2017, were two short-term revolving working capital loan agreements with third-party financial institutions in the U.K. that totaled $13.4 million and an unsecured loan agreement with a third-party financial institution in the U.S. that totaled $24.7 million. During the three months ended March 31, 2018, the Company repaid the entire balance under all of the short-term financing arrangements.
Real Estate Related and Other Long-Term Debt
The mortgage loans in the U.S. consist of 60 term loans for an aggregate principal amount of $442.9 million. As of March 31, 2018, borrowings outstanding under these notes totaled $379.7 million, with $41.4 million classified as a current maturity of long-term debt. For the three months ended March 31, 2018, the Company made additional net borrowings and principal payments of $34.8 million and $5.1 million, respectively.
The Company has entered into 18 separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are denominated in British pound sterling and are being repaid in monthly installments that will mature by September 2034. As of March 31, 2018, borrowings under the U.K. mortgage loans totaled $87.6 million, with $8.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the three months ended March 31, 2018, the Company made additional borrowings and principal payments of $12.1 million and $6.6 million, respectively, associated with the U.K. Notes. Additionally, during the three months ended March 31, 2018, the Company entered into an unsecured loan agreement in the U.K. with a third-party financial institution that matures in March 2028. As of March 31, 2018, borrowings under the agreement totaled $22.0 million, with $2.2 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
As of March 31, 2018, borrowings under the Brazil mortgage totaled $3.1 million, with $0.4 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the three months ended March 31, 2018, the Company made no additional borrowings and made principal payments of $0.1 million associated with the Brazil mortgage.
The Company also has a working capital loan agreement with a third-party financial institution in Brazil. As of March 31, 2018, borrowings under the Brazilian third-party loan totaled $6.7 million. For the three months ended March 31, 2018, the Company made no additional borrowings or principal payments.
Fair Value of Long-Term Debt
The Company's outstanding 5.00% Notes had a fair value of $555.7 million and $567.9 million as of March 31, 2018 and December 31, 2017, respectively. The Company's outstanding 5.25% Notes had a fair value of $300.0 million and $310.9 million as of March 31, 2018 and December 31, 2017, respectively. The carrying value of the Company's fixed interest rate borrowings included in real estate related and other long-term debt totaled $85.0 million and $86.8 million as of March 31, 2018 and December 31, 2017, respectively. The fair value of such fixed interest rate borrowings was $91.0 million and $92.9 million as of March 31, 2018 and December 31, 2017, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2018 and December 31, 2017. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
11. FAIR VALUE MEASUREMENTS
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
The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt and interest rate derivative instruments. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments and/or the existence of variable interest rates. The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified demand obligations, interest rate derivative instruments, and investment balances in certain financial institutions as having met such criteria. See Note 10, "Long-Term Debt" for details regarding the fair value of the Company's long-term debt.
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
In addition, the Company maintains an investment balance with certain of the financial institutions in Brazil that provide credit facilities for the financing of new, used and rental vehicle inventories. The investment balances bear interest at a variable rate and are redeemable by the Company in the future under certain conditions. The Company has classified these investment balances as restricted cash within other assets in the accompanying Consolidated Balance Sheets. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices, that are observable or that can be corroborated by observable data by correlation. Accordingly, the Company has classified these instruments within Level 2 of the hierarchy framework.
The Company's derivative financial instruments are recorded at fair market value. See Note 4, "Derivative Instruments and Risk Management Activities" for further details regarding the Company's derivative financial instruments.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities recorded at fair value, within Level 2 of the hierarchy framework, in the accompanying balance sheets as of March 31, 2018 and December 31, 2017, respectively, were as follows:

	As of March 31, 2018	As of December 31, 2017
	(In thousands)
Assets:
Investments	$1,469	$844
Demand obligations	13	13
Interest rate derivative financial instruments	15,987	9,501
Total	$17,469	$10,358
Liabilities:
Interest rate derivative financial instruments	$4,689	$10,579
Total	$4,689	$10,579

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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships and continue to be primarily obligated on the lease. In these situations, the Company’s subsidiaries retain primary responsibility for the performance of certain obligations under such leases. To the extent that the Company remains primarily responsible under such leases, a quantification of such lease obligations is included in the Company's disclosure of future minimum lease payments for non-cancelable operating leases in Note 18, "Operating Leases" to "Item 8. Financial Statements and Supplementary Data" of the 2017 Form 10-K.
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

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2017	$255,981	$29,483	$168	$285,632
Additions through acquisitions	1,301	7,454	—	8,755
Currency translation	—	1,238	1	1,239
BALANCE, March 31, 2018	$257,282	$38,175	$169	$295,626

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2017	$835,267	$65,034	$12,733	$913,034	(1)
Additions through acquisitions	14,199	29,930	—	44,129
Purchase price allocation adjustments	18	—	—	18
Currency translation	—	2,901	28	2,929
BALANCE, March 31, 2018	$849,484	$97,865	$12,761	$960,110	(1)
(1) Net of accumulated impairment of $97.8 million

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31, 2018
	Accumulated foreign currency translation loss	Accumulated gain on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2017	$(122,552)	$(674)	$(123,226)
Other comprehensive income (loss) before reclassifications:
Pre-tax	7,871	10,384	18,255
Tax effect	—	(2,492)	(2,492)
Amounts reclassified from accumulated other comprehensive income to:
Floorplan interest expense (pre-tax)	—	1,737	1,737
Other interest expense (pre-tax)	—	254	254
Tax effect	—	(478)	(478)
Net current period other comprehensive income	7,871	9,405	17,276
Balance, March 31, 2018	$(114,681)	$8,731	$(105,950)

	Three Months Ended March 31, 2017
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2016	$(137,613)	$(9,331)	$(146,944)
Other comprehensive income before reclassifications:
Pre-tax	4,137	624	4,761
Tax effect	—	(234)	(234)
Amounts reclassified from accumulated other comprehensive income to:
Floorplan interest expense (pre-tax)	—	2,948	2,948
Other interest expense (pre-tax)	—	681	681
Tax effect	—	(1,361)	(1,361)
Net current period other comprehensive income	4,137	2,658	6,795
Balance, March 31, 2017	$(133,476)	$(6,673)	$(140,149)

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. SEGMENT INFORMATION
As of March 31, 2018, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segment and therefore the corporate financial results are included within the U.S. reportable segment.
Reportable segment revenue, income (loss) before income taxes, (provision) benefit for income taxes and net income (loss) were as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total revenues	$2,088,486	$660,542	$110,998	$2,860,026
Income (loss) before income taxes	40,510	5,737	(80)	46,167
Provision for income taxes	(9,357)	(862)	(134)	(10,353)
Net income (loss)	31,153	4,875	(214)	35,814

	Three Months Ended March 31, 2017
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total revenues	$1,967,719	$450,327	$100,783	$2,518,829
Income before income taxes	45,606	5,381	209	51,196
Provision for income taxes	(16,347)	(870)	(40)	(17,257)
Net income (1)	29,259	4,511	169	33,939
(1) Includes the following, after tax: gain on legal settlement with an OEM of $1.1 million in the U.S.
Reportable segment total assets as of March 31, 2018 and December 31, 2017, were as follows:

	As of March 31, 2018
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$4,099,066	$824,333	$135,079	$5,058,478

	As of December 31, 2017
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$4,087,039	$654,154	$129,872	$4,871,065

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes) guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities had they operated on a stand-alone basis. In accordance with Rule 3-10 of Regulation S-X, condensed consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under the 5.00% Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current wholly owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X). There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2018

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$8,874	$24,216	$—	$33,090
Contracts-in-transit and vehicle receivables, net	—	209,364	88,521	—	297,885
Accounts and notes receivable, net	—	140,243	59,916	—	200,159
Intercompany accounts receivable	28,035	40,271	—	(68,306)	—
Inventories, net	—	1,438,626	365,550	—	1,804,176
Prepaid expenses and other current assets	—	28,151	49,737	—	77,888
Total current assets	28,035	1,865,529	587,940	(68,306)	2,413,198
PROPERTY AND EQUIPMENT, net	—	1,127,632	230,238	—	1,357,870
GOODWILL	—	849,485	110,625	—	960,110
INTANGIBLE FRANCHISE RIGHTS	—	257,281	38,345	—	295,626
INVESTMENT IN SUBSIDIARIES	3,017,378	—	—	(3,017,378)	—
OTHER ASSETS	—	19,943	11,731	—	31,674
Total assets	$3,045,413	$4,119,870	$978,879	$(3,085,684)	$5,058,478

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,161,401	$38,340	$—	$1,199,741
Offset account related to floorplan notes payable - credit facility	—	(74,359)	—	—	(74,359)
Floorplan notes payable — manufacturer affiliates	—	286,320	133,995	—	420,315
Offset account related to floorplan notes payable - manufacturer affiliates	—	(24,000)	—	—	(24,000)
Current maturities of long-term debt and short-term financing	—	46,207	11,988	—	58,195
Current liabilities from interest rate risk management activities	—	1,177	—	—	1,177
Accounts payable	—	217,150	274,691	—	491,841
Intercompany accounts payable	904,425	—	68,306	(972,731)	—
Accrued expenses	696	159,784	33,768	—	194,248
Total current liabilities	905,121	1,773,680	561,088	(972,731)	2,267,158
LONG-TERM DEBT, net of current maturities	866,803	373,977	135,990	—	1,376,770
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	3,512	—	—	3,512
DEFERRED INCOME TAXES AND OTHER LIABILITIES	855	218,811	13,293	—	232,959
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,272,634	2,654,315	268,508	(3,017,378)	1,178,079
Intercompany note receivable	—	(904,425)	—	904,425	—
Total stockholders’ equity	1,272,634	1,749,890	268,508	(2,112,953)	1,178,079
Total liabilities and stockholders’ equity	$3,045,413	$4,119,870	$978,879	$(3,085,684)	$5,058,478

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

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2018

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
REVENUES	$—	$2,088,487	$771,539	$—	$2,860,026
COST OF SALES	—	1,752,802	687,461	—	2,440,263
GROSS PROFIT	—	335,685	84,078	—	419,763
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,768	249,165	73,414	—	324,347
DEPRECIATION AND AMORTIZATION EXPENSE	—	12,881	3,461	—	16,342
ASSET IMPAIRMENTS	—	—	—	—	—
INCOME (LOSS) FROM OPERATIONS	(1,768)	73,639	7,203	—	79,074
OTHER EXPENSE:
Floorplan interest expense	—	(12,337)	(1,750)	—	(14,087)
Other interest expense, net	—	(17,017)	(1,803)	—	(18,820)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(1,768)	44,285	3,650	—	46,167
BENEFIT (PROVISION) FOR INCOME TAXES	424	(9,780)	(997)	—	(10,353)
EQUITY IN EARNINGS OF SUBSIDIARIES	37,158	—	—	(37,158)	—
NET INCOME (LOSS)	$35,814	$34,505	$2,653	$(37,158)	$35,814
OTHER COMPREHENSIVE INCOME	—	9,405	7,871	—	17,276
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$35,814	$43,910	$10,524	$(37,158)	$53,090

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
REVENUES	$—	$1,967,718	$551,111	$—	$2,518,829
COST OF SALES	—	1,647,123	488,184	—	2,135,307
GROSS PROFIT	—	320,595	62,927	—	383,522
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,966	232,611	55,202	—	289,779
DEPRECIATION AND AMORTIZATION EXPENSE	—	11,567	2,039	—	13,606
INCOME (LOSS) FROM OPERATIONS	(1,966)	76,417	5,686	—	80,137
OTHER EXPENSE:
Floorplan interest expense	—	(10,878)	(1,064)	—	(11,942)
Other interest expense, net	—	(16,274)	(725)	—	(16,999)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(1,966)	49,265	3,897	—	51,196
BENEFIT (PROVISION) FOR INCOME TAXES	737	(17,084)	(910)	—	(17,257)
EQUITY IN EARNINGS OF SUBSIDIARIES	35,167	—	—	(35,167)	—
NET INCOME (LOSS)	$33,938	$32,181	$2,987	$(35,167)	$33,939
OTHER COMPREHENSIVE INCOME	—	2,658	4,137	—	6,795
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$33,938	$34,839	$7,124	$(35,167)	$40,734

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2018

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$35,814	$114,862	$(1,894)	$148,782
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(31,414)	(40,085)	(71,499)
Proceeds from disposition of franchises, property and equipment	—	918	2,022	2,940
Purchases of property and equipment, including real estate	—	(34,101)	(13,847)	(47,948)
Other	—	140	—	140
Net cash used in investing activities	—	(64,457)	(51,910)	(116,367)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	1,612,866	43,326	1,656,192
Repayments on credit facility - floorplan line and other	—	(1,675,917)	(26,530)	(1,702,447)
Borrowings on credit facility - acquisition line	66,945	—	—	66,945
Repayments on credit facility - acquisition line	(66,444)	—	—	(66,444)
Borrowings on other debt	—	43,326	22,288	65,614
Principal payments on other debt	(24,742)	(1,987)	(13,349)	(40,078)
Borrowings on debt related to real estate	—	34,817	12,018	46,835
Principal payments on debt related to real estate	—	(31,000)	(6,819)	(37,819)
Employee stock purchase plan purchases, net of employee tax withholdings	(1,638)	—	—	(1,638)
Repurchases of common stock, amounts based on settlement date	(9,199)	—	—	(9,199)
Dividends paid	(5,495)	—	—	(5,495)
Borrowings (repayments) with subsidiaries	22,730	(50,554)	27,824	—
Investment in subsidiaries	(17,971)	16,822	1,149	—
Net cash provided by (used in) financing activities	(35,814)	(51,627)	59,907	(27,534)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	47	47
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(1,222)	6,150	4,928
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	10,096	19,535	29,631
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$8,874	$25,685	$34,559

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$33,939	$23,409	$11,869	$69,217
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	—	(95)	(95)
Proceeds from disposition of franchises, property and equipment	—	181	2,026	2,207
Purchases of property and equipment, including real estate	—	(43,091)	(3,360)	(46,451)
Other	—	2,459	—	2,459
Net cash used in investing activities	—	(40,451)	(1,429)	(41,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	1,580,590	13,781	1,594,371
Repayments on credit facility - floorplan line and other	—	(1,586,075)	(12,216)	(1,598,291)
Borrowings on credit facility - acquisition line	15,000	—	—	15,000
Repayments on credit facility - acquisition line	(15,000)	—	—	(15,000)
Principal payments on other debt	—	(232)	—	(232)
Principal payments on debt related to real estate	—	(5,589)	(1,242)	(6,831)
Employee stock purchase plan purchases, net of employee tax withholdings	(1,030)	—	—	(1,030)
Dividends paid	(5,150)	—	—	(5,150)
Borrowings (repayments) with subsidiaries	(70,250)	68,483	1,767	—
Investment in subsidiaries	42,491	(42,498)	7	—
Net cash provided by (used in) financing activities	(33,939)	14,679	2,097	(17,163)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	260	260
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(2,363)	12,797	10,434
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	8,039	16,207	24,246
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$5,676	$29,004	$34,680

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
•our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect; and
•advancements in vehicle technology and changes in ownership models.
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K"), as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk."
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
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are aligned into three geographic regions: the United States ("U.S."), the United Kingdom ("U.K.") and Brazil. Our President of U.S. Operations reports directly to our Chief Executive Officer and is responsible for the overall performance of the U.S. region, including dealership operations management. The operations of the Company's international regions are structured similar to the U.S. region, each with a regional vice president reporting directly to the Company's Chief Executive Officer. As such, our three reportable segments are the U.S., which includes the activities of our corporate office, the U.K. and Brazil.
As of March 31, 2018, we owned and operated 238 franchises, representing 32 brands of automobiles, at 180 dealership locations and 48 collision centers worldwide. We own 153 franchises at 117 dealerships and 30 collision centers in the U.S., 64 franchises at 47 dealerships and 11 collision centers in the U.K., and 21 franchises at 16 dealerships and seven collision centers in Brazil. Our U.S. operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina and Texas in the U.S., in 32 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo, Parana, Mato Grosso do Sul and Santa Catarina in Brazil.
Outlook
Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance contracts, and parts, as well as maintenance, repair and collision restoration services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, discretionary spending levels, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to continue to maintain and repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, as well as maintenance, repair and collision services. In addition, our ability to expediently adjust our cost structure in response to changes in new vehicle sales volumes also tempers the negative impact of such volume changes.

In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our U.S. revenues and operating income are typically lower in the first and fourth calendar quarters. For the U.K., the first and third quarters' sales volumes tend to be stronger, driven by the vehicle license plate change months of March and September. For Brazil, we expect higher sales volumes in the third and fourth quarters. The first quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic conditions, manufacturer incentive programs, the impact of severe weather events, or changes in currency exchange rates, may exaggerate seasonal or cause counter-seasonal fluctuations in our reported consolidated revenues and consolidated operating income.
During the three months ended March 31, 2018, industry new vehicle registrations in the U.S. improved 2.0% as compared to the same period a year ago. New vehicle sales in our energy-dependent markets have begun to improve, as higher oil prices have lifted economic activity in those areas. We are focused on opportunities to enhance our operating results by: (a) maintaining our new and used vehicle gross profit per unit sold; (b) expanding used vehicle sales by maximizing used retail sales opportunities and limiting wholesale activity; (c) continuing to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; (d) investing capital where necessary to support our anticipated growth, particularly in our parts and service business; (e) further leveraging our revenue and gross profit growth through the continued implementation of cost efficiencies; and (f) implementing focused strategies to improve employee retention and recruitment in both our vehicle sales and aftersales sectors of the business.
In terms of gross domestic product ("GDP"), the U.K. economy represents the fifth largest economy in the world. In June 2016, the majority vote in favor of the Referendum of the United Kingdom’s Membership of the European Union (E.U.) (referred to as "Brexit"), advising for the exit of the U.K. from the E.U., initially created much uncertainty in the U.K., as well as in global markets. The overall U.K. economy and, more specifically, retail automotive industry sales were further disrupted in 2017 by the U.K. general election in June 2017, as well as multiple acts of violence and terrorism. As a result, the U.K. industry's new vehicle sales have experienced more volatility than normal. Industry new vehicle registrations in the U.K. decreased 12.4% in the three months ended March 31, 2018, as compared to the same period a year ago that significantly benefited from consumer purchases in advance of an April 2017 road tariffs increase. We expect industry sales to remain volatile in the near future and potentially down for the full year 2018. In addition, the announcement of Brexit initially caused significant exchange rate fluctuations that resulted in the weakening of the British pound sterling, in which we conduct business in the U.K., against the U.S. dollar and other global currencies. While the British pound sterling has strengthened relative to the U.S. dollar more recently, any further weakening of the British pound sterling in the future may adversely affect our results of operations as reported under U.S. GAAP, as well as have a negative impact on the pricing and affordability of the vehicles in the U.K. Volatility in exchange rates may continue in the short term. Similar to our priorities in the U.S., we are focused on opportunities in the U.K. to enhance our operating results by: (a) integrating recent acquisitions and further leveraging our revenue and gross profit growth through the continued implementation of cost efficiencies; (b) expanding used vehicle sales by maximizing used retail sales opportunities and limiting wholesale activity; (c) continuing to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; and (d) investing capital where necessary to support our anticipated growth, particularly in our parts and service business.
In terms of GDP, the Brazilian economy represents the ninth largest economy in the world. The Brazilian economy has been in a recession, although it has recently exhibited signs of recovery. Industry new vehicle registrations in Brazil increased 14.7% for the three months ended March 31, 2018 as compared to the same period a year ago. We expect macro-economic conditions in Brazil, as well as retail automotive industry sales, to continue to improve. We remain focused on continued implementation of cost efficiencies and leveraging our structure with dealership acquisitions. Longer term, we expect sustained improvements in industry sales volumes and are utilizing a strategy of aligning with growing brands. We expect that the net impact to our profitability of this adjustment to our portfolio, as well as of a more efficient organizational structure, will be positive.
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
We continue to closely scrutinize all planned future capital spending and work closely with our manufacturer partners to make prudent capital investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that our capital spending for the year of 2018 will be less than $130.0 million. This amount excludes real estate purchases associated with franchise acquisitions and lease buy-outs.

Key Performance Indicators
On a consolidated basis for the three months ended March 31, 2018, our total revenues increased 13.5%, as compared to the same period in 2017, to $2.9 billion and gross profit improved 9.4% to $419.8 million. We generated net income of $35.8 million, or $1.70 per diluted common share for the three months ended March 31, 2018, compared to $33.9 million, or $1.58 per diluted share for the three months ended March 31, 2017.
Consolidated Statistical Data
The following table highlights certain of the additional key performance indicators we use to manage our business.

	Three Months Ended March 31,
	2018	2017
Unit Sales
Retail Sales
New Vehicle	41,190	38,290
Used Vehicle	36,216	31,566
Total Retail Sales	77,406	69,856
Wholesale Sales	15,327	14,529
Total Vehicle Sales	92,733	84,385
Gross Margin
New Vehicle Retail Sales	5.0%	5.2%
Total Used Vehicle Sales	5.1%	5.9%
Parts and Service Sales	53.5%	53.9%
Total Gross Margin	14.7%	15.2%
SG&A (1) as a % of Gross Profit	77.3%	75.6%
Adjusted SG&A (1) as a % of Gross Profit (2)	77.3%	76.0%
Operating Margin	2.8%	3.2%
Adjusted Operating Margin (2)	2.8%	3.1%
Pretax Margin	1.6%	2.0%
Adjusted Pretax Margin (2)	1.6%	2.0%
Finance and Insurance Revenues per Retail Unit Sold	$1,451	$1,386

(1)	Selling, general and administrative expenses.

(2)	See "Non-GAAP Financial Measures" for more details.
In addition to key performance indicators presented above, we also reference numerous Same Store metrics as key indicators of results and trends occurring within the business. Those Same Store metrics, results and trends are discussed in more detail in the “Results of Operations” section that follows.

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
We disclosed certain critical accounting policies and estimates in our 2017 Form 10-K, and no significant changes have occurred since that time.

Results of Operations
The "Same Store" amounts presented below include the results of dealerships for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. The following table summarizes our combined Same Store results for the three months ended March 31, 2018, as compared to 2017. Same Store results also include the activities of our corporate headquarters.
Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Revenues
New Vehicle Retail	$1,407,514	5.6%	3.5%	$1,333,038
Used Vehicle Retail	724,164	10.0%	7.7%	658,552
Used Vehicle Wholesale	92,694	(10.9)%	(14.6)%	104,046
Parts and Service	333,488	4.6%	3.3%	318,703
Finance, Insurance and Other	106,658	10.9%	9.8%	96,154
Total Revenues	$2,664,518	6.1%	4.1%	$2,510,493
Cost of Sales
New Vehicle Retail	$1,337,078	5.8%	3.7%	$1,264,015
Used Vehicle Retail	683,013	11.3%	8.9%	613,647
Used Vehicle Wholesale	91,168	(12.3)%	(16.0)%	103,927
Parts and Service	155,700	6.2%	5.0%	146,590
Total Cost of Sales	$2,266,959	6.5%	4.3%	$2,128,179
Gross Profit	$397,559	4.0%	2.5%	$382,314
SG&A	$306,200	6.2%	4.6%	$288,295
Adjusted SG&A (1)	$306,200	5.5%	3.9%	$290,128
Depreciation and Amortization Expenses	$15,267	13.9%	12.0%	$13,409
Floorplan Interest Expense	$13,599	13.6%	12.5%	$11,966
Gross Margin
New Vehicle Retail	5.0%			5.2%
Total Used Vehicle	5.2%			5.9%
Parts and Service	53.3%			54.0%
Total Gross Margin	14.9%			15.2%
SG&A as a % of Gross Profit	77.0%			75.4%
Adjusted SG&A as a % of Gross Profit (1)	77.0%			75.9%
Operating Margin	2.9%			3.2%
Adjusted Operating Margin(1)	2.9%			3.1%
Finance and Insurance Revenues per Retail Unit Sold	$1,481	7.2%	6.0%	$1,382
(1)See "Non-GAAP Financial Measures" for more details.

The discussion that follows provides explanations for the variances noted above by region (U.S., U.K. and Brazil). In addition, each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods and the consolidated company for the three months ended March 31, 2018 and 2017.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Retail Unit Sales
Same Stores
U.S.	28,150	2.4%		27,498
U.K.	8,012	(10.0)%		8,904
Brazil	2,067	23.3%		1,676
Total Same Stores	38,229	0.4%		38,078
Transactions	2,961			212
Total	41,190	7.6%		38,290
Retail Sales Revenues
Same Stores
U.S.	$1,068,221	4.9%	N/A	$1,018,249
U.K.	270,060	5.2%	(6.6)%	256,703
Brazil	69,233	19.2%	23.5%	58,086
Total Same Stores	1,407,514	5.6%	3.5%	1,333,038
Transactions	106,076			4,175
Total	$1,513,590	13.2%	10.4%	$1,337,213
Gross Profit
Same Stores
U.S.	$52,071	1.7%	N/A	$51,207
U.K.	14,584	2.0%	(9.6)%	14,296
Brazil	3,781	7.4%	11.3%	3,520
Total Same Stores	70,436	2.0%	(0.2)%	69,023
Transactions	4,991			204
Total	$75,427	9.0%	6.1%	$69,227
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,850	(0.6)%	N/A	$1,862
U.K.	$1,820	13.3%	0.5%	$1,606
Brazil	$1,829	(12.9)%	(9.8)%	$2,100
Total Same Stores	$1,842	1.6%	(0.6)%	$1,813
Transactions	$1,686			$962
Total	$1,831	1.3%	(1.4)%	$1,808
Gross Margin
Same Stores
U.S.	4.9%			5.0%
U.K.	5.4%			5.6%
Brazil	5.5%			6.1%
Total Same Stores	5.0%			5.2%
Transactions	4.7%			4.9%
Total	5.0%			5.2%
(1)See "Non-GAAP Financial Measures" for more details.

Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer:

	Three Months Ended March 31,
	2018	% Increase/(Decrease)	2017
Toyota/Lexus	9,617	8.2%	8,889
BMW/MINI	5,223	(4.4)%	5,463
Volkswagen/Audi/Porsche	4,780	(0.5)%	4,804
Ford/Lincoln	4,545	(7.4)%	4,909
Honda/Acura	3,931	12.4%	3,496
Nissan	2,565	(16.1)%	3,059
Chevrolet/GMC/Buick/Cadillac	2,402	(5.8)%	2,549
Chrysler/Dodge/Jeep/RAM	1,699	21.1%	1,403
Hyundai/Kia	1,421	8.2%	1,313
Mercedes-Benz/smart/Sprinter	1,378	(6.7)%	1,477
Other	668	(6.7)%	716
Total	38,229	0.4%	38,078
In total, our Same Store new vehicle retail unit sales increased 0.4% for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was driven by improvements of 2.4% and 23.3% in the U.S. and Brazil, respectively, mostly offset by a 10.0% decrease in the U.K. The improvement in our U.S. new vehicle retail unit sales corresponds with the increase in overall U.S. industry sales of 2.0% for the three months ended March 31, 2018 as compared to the same period a year ago. New vehicle sales in Texas and Oklahoma continued their positive trend and were up 4.2% in the quarter on a same store basis. The Houston metro area, our largest U.S. market, increased 4.5% as the local economic outlook remains promising amid the uptick in drilling activity and continued construction post-Hurricane Harvey. In the U.K., we outperformed industry sales. In an industry that was down 12.4%, our Same Store new vehicle retail units sales declined 10.0%. The decrease was primarily attributable to exceptional sales volumes in the first quarter of 2017 stemming from pull ahead demand in response to increased road tariffs that went into effect in April of 2017. We experienced a 23.3% increase in our Same Store new vehicle retail unit sales in Brazil, reflecting improved market conditions and an initiative to improve inventory levels by selling more volume. Our sales volumes in Brazil outperformed industry sales that improved 14.7%,
Our total Same Store new vehicle retail sales revenue increased 5.6% for the three months ended March 31, 2018, as compared to the same period in 2017, reflecting increases in the U.S., U.K., and Brazil. The 4.9% increase in U.S. Same Store new vehicle revenue was primarily due to the increase in new vehicle retail units of 2.4%, coupled with a 2.5% increase in the average new vehicle retail sales price to $37,947. The increase in U.S. Same Store average new vehicle retail sales price was primarily due to a mix shift in sales from cars to trucks, generally driven by lower gas prices. For the first quarter of 2018, U.S. Same Store new vehicle retail truck sales represented 64.1% of total Same Store new vehicle retail units sold, as compared to 59.6% for the same period last year. Our U.K. Same Store new vehicle retail revenues increased 5.2% for the three months ended March 31, 2018, as compared to the same period last year, more than explained by a favorable change in exchange rates. On a constant currency basis, U.K. Same Store new vehicle retail revenues decreased 6.6% for the three months ended March 31, 2018, as compared to the same period last year. The 6.6% decline is more than explained by the 10.0% decrease in new vehicle retail units that was partially offset by a 3.8% increase in our average new vehicle retail sales price on a constant currency basis. Our Brazil Same Store new vehicle retail sales revenue increased 19.2% for the three months ended March 31, 2018 as compared to last year, driven by a 23.3% increase in new vehicle retail units and partially offset by a 3.4% decline in average new vehicle retail sales price. The decline in average new vehicle retail sales price was explained by the unfavorable change in exchange rates, as on a constant currency basis, average new vehicle retail sales price was relatively flat. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Our total Same Store new vehicle gross profit increased 2.0% for the three months ended March 31, 2018, as compared to the same period in 2017, reflecting increases in the U.S., U.K., and Brazil. In the U.S., Same Store new vehicle gross profit increased 1.7%, explained by the 2.4% increase in new vehicle retail units, slightly offset by a 0.6% decline in gross profit PRU to $1,850. For the three months ended March 31, 2018, our Same Store new vehicle gross profit in the U.K. increased 2.0%, more than explained by a favorable change in exchange rates. On a constant currency basis, U.K. gross profit fell 9.6% for the three months ended March 31, 2018, as compared to the same period last year, more than explained by the 10.0% decline in new vehicle units, partially offset by a 0.5% increase in gross profit PRU on a constant currency basis. In Brazil, Same Store new vehicle gross profit increased 7.4% for the three months ended March 31, 2018 as compared to the same period in 2017. The increase in gross profit in Brazil was more than explained by the 23.3% increase in retail unit sales volume, partially offset by a 12.9% decline in new vehicle gross profit per retail unit ("PRU"), reflecting an emphasis in the first quarter of 2018 to sell more volume and reduce inventory levels. Our total Same Store new vehicle gross margin for the three months ended March 31, 2018, as compared to the same period in 2017, declined 20 basis points from 5.2% to 5.0%.
In the U.S., most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total interest assistance recognized in cost of sales during the three months ended March 31, 2018 and 2017 was $11.0 million and $10.5 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, consolidated manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 78.3% in the first quarter of 2018 to 139.9% in the third quarter of 2015. In the U.S., manufacturers' interest assistance was 87.1% of floorplan interest expense in the first quarter of 2018 as compared to 94.5% in the first quarter of 2017.
We increased our new vehicle inventory levels by $42.4 million, or 3.5%, from $1,194.6 million as of December 31, 2017 to $1,237.0 million as of March 31, 2018, reflecting seasonal changes and normal inventory management in preparation for the spring selling season in the U.S., as well as dealership acquisition activity. As compared to March 31, 2017, our inventory levels have decreased by $2.9 million, or 0.2%. Our consolidated days' supply of new vehicle inventory decreased to 53 days as of March 31, 2018, which was down from 61 days as of to December 31, 2017 and down from 62 days as of March 31, 2017.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Retail Unit Sales
Same Stores
U.S.	26,858	7.7%		24,929
U.K.	5,864	5.1%		5,578
Brazil	1,071	9.2%		981
Total Same Stores	33,793	7.3%		31,488
Transactions	2,423			78
Total	36,216	14.7%		31,566
Retail Sales Revenues
Same Stores
U.S.	$553,733	6.1%	N/A	$521,945
U.K.	146,240	27.4%	13.4%	114,806
Brazil	24,191	11.0%	14.9%	21,801
Total Same Stores	724,164	10.0%	7.7%	658,552
Transactions	56,406			2,375
Total	$780,570	18.1%	15.0%	$660,927
Gross Profit
Same Stores
U.S.	$33,028	(12.9)%	N/A	$37,931
U.K.	6,671	23.9%	10.3%	5,383
Brazil	1,452	(8.7)%	(5.7)%	1,591
Total Same Stores	41,151	(8.4)%	(9.9)%	44,905
Transactions	2,344			100
Total	$43,495	(3.4)%	(5.3)%	$45,005
Gross Profit per Unit Sold
Same Stores
U.S.	$1,230	(19.2)%	N/A	$1,522
U.K.	$1,138	17.9%	4.9%	$965
Brazil	$1,356	(16.4)%	(13.6)%	$1,622
Total Same Stores	$1,218	(14.6)%	(16.0)%	$1,426
Transactions	$967			$1,282
Total	$1,201	(15.8)%	(17.5)%	$1,426
Gross Margin
Same Stores
U.S.	6.0%			7.3%
U.K.	4.6%			4.7%
Brazil	6.0%			7.3%
Total Same Stores	5.7%			6.8%
Transactions	4.2%			4.2%
Total	5.6%			6.8%

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Wholesale Unit Sales
Same Stores
U.S.	9,223	(7.6)%		9,981
U.K.	4,333	4.6%		4,142
Brazil	357	32.7%		269
Total Same Stores	13,913	(3.3)%		14,392
Transactions	1,414			137
Total	15,327	5.5%		14,529
Wholesale Sales Revenues
Same Stores
U.S.	$52,779	(25.2)%	N/A	$70,544
U.K.	36,073	18.6%	5.6%	30,415
Brazil	3,842	24.5%	29.0%	3,087
Total Same Stores	92,694	(10.9)%	(14.6)%	104,046
Transactions	11,335			111
Total	$104,029	(0.1)%	(4.9)%	$104,157
Gross Profit
Same Stores
U.S.	$1,425	513.0%	N/A	$(345)
U.K.	(50)	(123.6)%	(123.5)%	212
Brazil	151	(40.1)%	(37.4)%	252
Total Same Stores	1,526	1,182.4%	1,181.5%	119
Transactions	129			(19)
Total	$1,655	1,555.0%	1,549.1%	$100
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$155	542.9%	N/A	$(35)

U.K.	$(12)	(123.5)%	(122.4)%	$51
Brazil	$423	(54.9)%	(52.9)%	$937
Total Same Stores	$110	1,275.0%	1,225.6%	$8
Transactions	$91			$(139)
Total	$108	1,442.9%	1,463.3%	$7
Gross Margin
Same Stores
U.S.	2.7%			(0.5)%
U.K.	(0.1)%			0.7%
Brazil	3.9%			8.2%
Total Same Stores	1.6%			0.1%
Transactions	1.1%			(17.1)%
Total	1.6%			0.1%

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Used Vehicle Unit Sales
Same Stores
U.S.	36,081	3.4%		34,910
U.K.	10,197	4.9%		9,720
Brazil	1,428	14.2%		1,250
Total Same Stores	47,706	4.0%		45,880
Transactions	3,837			215
Total	51,543	11.8%		46,095
Sales Revenues
Same Stores
U.S.	$606,512	2.4%	N/A	$592,489
U.K.	182,313	25.5%	11.7%	145,221
Brazil	28,033	12.6%	16.6%	24,888
Total Same Stores	816,858	7.1%	4.6%	762,598
Transactions	67,741			2,486
Total	$884,599	15.6%	12.3%	$765,084
Gross Profit
Same Stores
U.S.	$34,453	(8.3)%	N/A	$37,586
U.K.	6,621	18.3%	5.2%	5,595
Brazil	1,603	(13.0)%	(10.0)%	1,843
Total Same Stores	42,677	(5.2)%	(6.7)%	45,024
Transactions	2,473			81
Total	$45,150	0.1%	(1.9)%	$45,105
Gross Profit per Unit Sold
Same Stores
U.S.	$955	(11.3)%	N/A	$1,077
U.K.	$649	12.7%	0.3%	$576
Brazil	$1,123	(23.8)%	(21.3)%	$1,474
Total Same Stores	$895	(8.8)%	(10.3)%	$981
Transactions	$645			$377
Total	$876	(10.5)%	(12.3)%	$979
Gross Margin
Same Stores
U.S.	5.7%			6.3%
U.K.	3.6%			3.9%
Brazil	5.7%			7.4%
Total Same Stores	5.2%			5.9%
Transactions	3.7%			3.3%
Total	5.1%			5.9%
(1)See "Non-GAAP Financial Measures" for more details.

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
Our total Same Store used vehicle retail revenues increased $65.6 million, or 10.0%, for the three months ended March 31, 2018, as compared to the same period in 2017, reflecting a 7.3% increase in total Same Store used vehicle retail unit sales, coupled with a 2.5% increase in average used vehicle retail selling price to $21,429. In the U.S., Same Store used vehicle retail revenues increased $31.8 million, or 6.1%, reflecting a 7.7% increase in Same Store used vehicle retail unit sales, partially offset by 1.5%, or $320, decrease in the average used vehicle retail sales price to $20,617. The improvements in Same Store used vehicle retail unit sales were driven by the launch of Val-U-Line, a proprietary brand for older model, higher mileage pre-owned vehicles that targets customer demand and enables the Company to retail lower cost units that would have otherwise been sent to auction. Our Val-U-Line products were approximately 9.5% of U.S. Same Store used vehicle retail units. The decrease in Same Store average used vehicle retail sales price reflected an 150 basis point decline in Certified Pre-Owned ("CPO") units sold as a percentage of U.S. Same Store used vehicle retail unit sales for the first quarter of 2018 to 25.7% as compared to 27.2% for the same period in 2017, as well as an increased mix of lower cost units associated with our Val-U-Line brand during the first quarter of 2018. In the U.K., Same Store used vehicle retail revenues increased by $31.4 million, or 27.4%, for the quarter ended March 31, 2018. The increase in Same Store used vehicle retail revenue was driven by a 21.2% increase in Same Store average used vehicle retail sales price, coupled with a 5.1% increase in Same Store used vehicle retail unit sales. On a constant currency basis, U.K. Same store average used vehicle retail sales price increased 7.9% in the first quarter of 2018 as compared to the same period last year. These increases were primarily driven by a strong performance from our operating team, as we shifted our focus to growing the used vehicles and aftersales portions of our business as an offset to a slowing new vehicle SAAR. In Brazil, for the three months ended March 31, 2018, Same Store used vehicle retail revenues increased 11.0%, reflecting a 9.2% increase in Same Store used vehicle retail unit sales, coupled with a 1.6% increase in the average used vehicle retail selling price. These increases reflect improved market conditions, our inventory management initiatives and ongoing process improvements.
In total, our Same Store used vehicle retail total gross profit for the three months ended March 31, 2018 decreased 8.4%, as compared to the same period in 2017, reflecting declines in the U.S. and Brazil that were partially offset by improvements in the U.K. In the U.S., Same Store used vehicle gross profit decreased by 12.9%, driven by a decline in Same Store used vehicle gross profit PRU of 19.2%, or $292, partially offset by the 7.7% increase in Same Store used vehicle retail unit sales. The decline in our U.S. Same Store used vehicle gross profit PRU was significantly more pronounced in our luxury brands and primarily in our CPO business as we work with our OEM partners to absorb an increased supply of off-lease and loaner vehicles. In Brazil, the decrease of 8.7% in Same Store used vehicle retail gross profit resulted from a 16.4% decrease in Same Store used vehicle retail gross profit PRU, which was partially offset by the 9.2% increase in Same Store used vehicle retail unit sales, as we continue to actively manage our inventory levels. In the U.K., Same Store used vehicle retail gross profit increased 23.9% for the three months ended March 31, 2018, as compared to the same period last year. This improvement can be explained by an increase of 17.9% in Same Store used vehicle gross profit PRU and the 5.1% increase in Same Store used vehicle retail unit sales, resulting from improving used vehicle demand, a strong performance by our operating teams and a favorable change in the exchange rates. On a constant currency basis our U.K. Same Store used vehicle gross profit and Same Store used vehicle gross profit PRU increased 10.3% and 4.9%, respectively.
During the three months ended March 31, 2018, total Same Store used vehicle wholesale revenue decreased 10.9%, as compared to the same period in 2017, driven by a decline in the U.S. and partially offset by increases in the U.K. and Brazil. In the U.S., the 25.2% decrease in Same Store used vehicle wholesale revenue for the three months ended March 31, 2018 was the result of a 7.6% decrease in Same Store wholesale used vehicle unit sales coupled with a 19.0% decrease in Same Store used vehicle wholesale average sales price. This decline was primarily driven by our Val-U-Line initiative, which was launched in the first quarter of 2018 to sell older model, higher mileage vehicles through retail channels and lower our reliance on the auction markets. In the U.K., Same Store used vehicle wholesale revenue increased 18.6%, which is explained by a 4.6% increase in Same Store wholesale used vehicle units sales coupled with a 13.4% increase in used vehicle wholesale average sales price primarily as a result of the favorable change in exchange rates. On a constant currency basis, our U.K. Same Store used vehicle wholesale revenue increased 5.6% and used vehicle average wholesale price was relatively flat. In Brazil, Same Store used vehicle wholesale revenue increased 24.5%, primarily as a result of a 32.7% increase in wholesale unit sales, partially offset by a decrease of 6.2% in Same Store wholesale used vehicle average sales price. The increase in used vehicle wholesale unit sales reflects our inventory management initiatives.
Our total Same Store used vehicle wholesale gross profit increased from $0.1 million for the three months ended March 31, 2017 to $1.5 million for the comparable period in 2018 driven by an improvement in the U.S. and partially offset by declines in the U.K. and Brazil. In the U.S., Same Store used vehicle wholesale gross profit increased as a result of an increase in used vehicle wholesale gross profit per unit from a loss of $35 per unit in the first quarter of 2017 to profit of $155 per unit in the first quarter of 2018, which was partially offset by a 7.6% decrease in Same Store used vehicle wholesale unit sales. The increase in used vehicle wholesale gross profit for the three months ended March 31, 2018 was driven by our initiative to sell more units at retail and lessen our dependence on auctions. In the U.K., the decline in Same Store used vehicle wholesale gross profit was driven by a decrease in Same Store used vehicle wholesale gross profit per unit from $51 for the three months ended March 31, 2017 to a loss of $12 for the three months ended March 31, 2018, coupled with an increase of 4.6% in Same Store used vehicle wholesale units sales. In Brazil, the 40.1% decline in Same Store used vehicle wholesale gross profit was driven by a decrease in Same Store used vehicle wholesale gross profit per unit of 54.9% for the first quarter of 2018 as compared to the same period last year partially offset by an increase of 32.7% in Same Store used vehicle wholesale units sales for the same comparable periods both as a result of our efforts to manage inventory levels.
As of March 31, 2018, we increased our used vehicle inventory levels by $9.0 million, or 2.6%, from December 31, 2017 and by $66.1 million, or 22.5% from March 31, 2017 to $359.7 million, in response to continued improvement in the used vehicle selling environment and our dealership acquisition activity. Our consolidated days' supply of used vehicle inventory was 31 days, as of March 31, 2018, as compared to 39 days as of December 31, 2017 and 30 days as of March 31, 2017.
Parts and Service Data
(dollars in thousands)

	Three Months Ended March 31,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Parts and Services Revenue
Same Stores
U.S.	$280,403	3.4%	N/A	$271,159
U.K.	41,225	13.1%	0.7%	36,446
Brazil	11,860	6.9%	10.4%	11,098
Total Same Stores	333,488	4.6%	3.3%	318,703
Transactions	16,027			995
Total	$349,515	9.3%	7.6%	$319,698
Gross Profit
Same Stores
U.S.	$148,910	2.0%	N/A	$145,998
U.K.	23,505	11.5%	(0.7)%	21,073
Brazil	5,373	6.6%	10.1%	5,042
Total Same Stores	177,788	3.3%	1.9%	172,113
Transactions	9,076			243
Total	$186,864	8.4%	6.6%	$172,356
Gross Margin
Same Stores
U.S.	53.1%			53.8%
U.K.	57.0%			57.8%
Brazil	45.3%			45.4%
Total Same Stores	53.3%			54.0%
Transactions	56.6%			24.4%
Total	53.5%			53.9%
(1)See "Non-GAAP Financial Measures" for more details.
Our total Same Store parts and service revenues increased $14.8 million, or 4.6%, to $333.5 million for the three months ended March 31, 2018, as compared to the same period in 2017, driven by growth in all the segments of our business: the U.S., the U.K. and Brazil. For the three months ended March 31, 2018, our U.S. Same Store parts and service revenue increased 3.4%, or $9.2 million, reflecting a 10.4% increase in wholesale parts revenues and a 3.1% increase in customer-pay parts and service revenue. These increases were partially offset by decreases of 0.1% in our warranty parts and service revenue and 1.0% in collision revenue, when compared to the same period in 2017. The decrease in warranty parts and service revenue was primarily due to a decline in activity related to several OEM recall campaigns, including General Motors ignition switches, Takata airbags and Lexus ignition switches, as compared to the three months ended March 31, 2017.
Our U.K. Same Store parts and service revenues increased 13.1%, or $4.8 million, for the three months ended March 31, 2018, as compared to 2017. The increase in the U.K. Same Store parts and services revenues was driven by a 16.8% increase in customer-pay parts and service revenue and a 16.2% increase in wholesale parts revenue. On a constant currency basis, our customer-pay parts and service revenue grew 3.9% and our wholesale parts revenue increased 3.4%, while our collision revenue declined 6.2% and our warranty parts and service revenue declined 5.3%, as compared to the same period in 2017. The increases in customer-pay parts and service revenue and wholesale parts revenues are primarily attributable to management initiatives executed to enhance our processes and increase productivity. The decline in our warranty parts and service revenue primarily reflects a decrease in activity from the prior year period related to diesel emission repairs.
Our Same Store parts and service revenues in Brazil increased 6.9%, or $0.7 million, for the three months ended March 31, 2018, compared to the same period 2017. The increase in Brazil Same Store parts and service revenues was driven by a 30.2% increase in warranty parts and service revenue and 5.2% increase in customer-pay parts and service revenue, partially offset by a 14.4% decline in collision revenue. The improvement in warranty parts and service revenue was primarily due to an increase in high volume recalls related to Takata airbags within our Honda brand that occurred during the first quarter of 2018.
Our total Same Store parts and service gross profit for the three months ended March 31, 2018 increased 3.3%, as compared to the same period in 2017. This increase in gross profit was driven by increases of 2.0% in the U.S., 11.5% in the U.K. and 6.6% in Brazil. The increases in all three segments were driven primarily by improvements in our customer-pay parts and service revenue business.
For the three months ended March 31, 2018, our total Same Store parts and service gross margin declined 70 basis-points, as compared to the same period in 2017. This decrease was driven by a 70 basis-point decrease in the U.S., an 80 basis-point decline in the U.K. and a 10 basis-point decline in Brazil. The decrease in the U.S. gross margin was primarily due to margin declines in our customer-pay parts and service, wholesale parts and collision businesses, as well as the mix effect from the disproportionate growth in our relatively lower-margin wholesale parts business. The decrease in the U.K. gross margin reflects a decrease in our collision, wholesale parts and warranty parts and service businesses. The decrease in Same Store parts and service gross margin in Brazil was the result of a decline in our collision business, partially offset by an improvement in our customer-pay parts and service business.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Retail New and Used Unit Sales
Same Stores
U.S.	55,008	4.9%		52,427
U.K.	13,876	(4.2)%		14,482
Brazil	3,138	18.1%		2,657
Total Same Stores	72,022	3.5%		69,566
Transactions	5,384			290
Total	77,406	10.8%		69,856
Retail Finance Fees
Same Stores
U.S.	$27,059	4.2%	N/A	$25,980
U.K.	6,181	22.1%	8.5%	5,061
Brazil	515	10.3%	14.7%	467
Total Same Stores	33,755	7.1%	5.0%	31,508
Transactions	2,796			79
Total	$36,551	15.7%	12.8%	$31,587
Vehicle Service Contract Fees
Same Stores
U.S.	$38,171	10.4%	N/A	$34,565
U.K.	210	8.2%	(3.5)%	194
Brazil	—	—%	—%	—
Total Same Stores	38,381	10.4%	10.4%	34,759
Transactions	512			1
Total	$38,893	11.9%	11.8%	$34,760
Insurance and Other
Same Stores
U.S.	$28,921	16.4%	N/A	$24,846
U.K.	4,244	14.1%	1.4%	3,718
Brazil	1,357	2.6%	6.3%	1,323
Total Same Stores	34,522	15.5%	14.1%	29,887
Transactions	2,356			600
Total	$36,878	21.0%	19.1%	$30,487
Total Finance and Insurance Revenues
Same Stores
U.S.	$94,151	10.3%	N/A	$85,391
U.K.	10,635	18.5%	5.3%	8,973
Brazil	1,872	4.6%	8.5%	1,790
Total Same Stores	106,658	10.9%	9.8%	96,154
Transactions	5,664			680
Total	$112,322	16.0%	14.4%	$96,834
Finance and Insurance Revenues per Retail Unit Sold
Same Stores
U.S.	$1,712	5.1%	N/A	$1,629
U.K.	$766	23.5%	9.9%	$620
Brazil	$597	(11.4)%	(8.1)%	$674
Total Same Stores	$1,481	7.2%	6.0%	$1,382
Transactions	$1,052			$2,345
Total	$1,451	4.7%	3.3%	$1,386

(1)	See "Non-GAAP Financial Measures" for more details.

Our total Same Store Finance and Insurance revenues grew $10.5 million, or 10.9%, to $106.7 million for the three months ended March 31, 2018, as compared to the same period in 2017. Our U.S. Same Store finance and insurance revenue increased by $8.8 million, or 10.3%, primarily as a result of a 4.9% increase in total vehicle retail units, improved penetration rates for most of our major U.S. product offerings, and a reduction in our overall chargeback experience. These increases were partially offset by a decline in our income per contract for our retail finance fees. In the U.K., our Same Store finance and insurance revenue increased by $1.7 million, or 18.5%, as compared to the same period in 2017, due to increases in income per contract and penetration rates for most of our product offerings and a favorable change in exchange rates between periods. Partially offsetting these increases was a 4.2% decline in our retail sales volume as compared to the same period last year. Our Brazil Same Store finance and insurance revenue increased 4.6% for the three months ended March 31, 2018 driven by the 18.1% increase in total vehicle retail units. On a PRU basis, our total Same Store finance and insurance revenue improved 7.2% for the quarter ended March 31, 2018, to $1,481, as compared to the same period in 2017. This improvement can be explained by PRU increases in the U.S. and the U.K. of 5.1% and 23.5%, respectively. These increases were partially offset by an 11.4% decrease in Brazil.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended March 31,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Personnel
Same Stores
U.S.	$160,718	5.7%	N/A	$152,109
U.K.	27,072	10.6%	(1.5)%	24,467
Brazil	6,458	(3.8)%	(0.5)%	6,710
Total Same Stores	194,248	6.0%	4.5%	183,286
Transactions	10,712			757
Total	$204,960	11.4%	9.4%	$184,043
Advertising
Same Stores
U.S.	$15,147	(5.2)%	N/A	$15,975
U.K.	1,764	9.1%	(2.9)%	1,617
Brazil	332	159.4%	170.3%	128
Total Same Stores	17,243	(2.7)%	(3.7)%	17,720
Transactions	1,063			53
Total	$18,306	3.0%	1.6%	$17,773
Rent and Facility Costs
Same Stores
U.S.	$18,587	(8.3)%	N/A	$20,270
U.K.	5,582	29.7%	15.5%	4,303
Brazil	2,320	3.8%	7.3%	2,234
Total Same Stores	26,489	(1.2)%	(3.2)%	26,807
Transactions	1,913			405
Total	$28,402	4.4%	1.8%	$27,212
Other SG&A
Same Stores
U.S.	$53,159	11.5%	N/A	$47,697
U.K.	12,398	17.6%	4.7%	10,542
Brazil	2,663	18.7%	22.3%	2,243
Total Same Stores	68,220	12.8%	10.7%	60,482
Transactions	4,459			269
Total	$72,679	19.6%	17.0%	$60,751
Total SG&A
Same Stores
U.S.	$247,611	4.9%	N/A	$236,051
U.K.	46,816	14.4%	1.8%	40,929
Brazil	11,773	4.0%	7.5%	11,315
Total Same Stores	306,200	6.2%	4.6%	288,295
Transactions	18,147			1,484
Total	$324,347	11.9%	9.8%	$289,779
Total Gross Profit
Same Stores
U.S.	$329,585	2.9%	N/A	$320,182
U.K.	55,345	10.8%	(1.5)%	49,937
Brazil	12,629	3.6%	7.1%	12,195
Total Same Stores	397,559	4.0%	2.5%	382,314
Transactions	22,204			1,208
Total	$419,763	9.4%	7.5%	$383,522
SG&A as a % of Gross Profit
Same Stores
U.S.	75.1%			73.7%
U.K.	84.6%			82.0%
Brazil	93.2%			92.8%
Total Same Stores	77.0%			75.4%
Transactions	81.7%			122.8%
Total	77.3%			75.6%
Adjusted Total SG&A (1)
Same Stores
U.S.	$247,611	4.1%	N/A	$237,884
U.K.	46,816	14.4%	1.8%	40,929
Brazil	11,773	4.0%	7.5%	11,315
Total Same Stores	306,200	5.5%	3.9%	290,128
Transactions	18,147			1,484
Total	$324,347	11.2%	9.1%	$291,612
Adjusted SG&A as a % of Gross Profit (1)
Same Stores
U.S.	75.1%			74.3%
U.K.	84.6%			82.0%
Brazil	93.2%			92.8%
Total Same Stores	77.0%			75.9%
Transactions	81.7%			122.8%
Total	77.3%			76.0%

Employees	14,400			13,700

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
Our total Same Store SG&A increased 6.2% for the three months ended March 31, 2018, as compared to the same period in 2017, explained by increases of 4.9%, 14.4%, and 4.0% in the U.S., the U.K., and Brazil, respectively. Adjusted total Same Store SG&A increased 5.5% in the first quarter of 2018, compared to 2017. Adjusted total Same Store SG&A for three months ended March 31, 2017 excluded a non-core Same Store other SG&A item for a pre-tax gain on a settlement with an OEM partner of $1.8 million. No adjustments for non-core items were made to the 2018 results.
Our total Same Store personnel costs increased 6.0% for the three months ended March 31, 2018, to $194.2 million, as compared to the same period in 2017, explained by increases of 5.7% and 10.6% in the U.S. and the U.K., respectively, partially offset by a decrease of 3.8% in Brazil. The increase in Same Store personnel costs in the U.S. was primarily explained by an increase in variable commission payments, largely driven by an improvement in new and used retail vehicle sales as a result of continued recovery in the Houston metro area amid the uptick in the oil and gas industry. In addition, the first quarter of 2018 was negatively impacted by a one-time bonus payment of $3.0 million to our U.S. non-managerial dealership and operational support staff, as well as the cost of several strategic initiatives that were launched during the first quarter of 2018 to improve retention of service personnel and increase used vehicle sales. The increase in Same Store personnel costs in the U.K. was attributable to the change in exchange rates between periods. On a constant currency basis, Same Store personnel costs in the U.K. declined 1.5%, primarily in conjunction with the decrease in new and used retail vehicle sales.
For the three months ended March 31, 2018, our total Same Store advertising costs decreased 2.7% to $17.2 million, more than explained by a decrease of 5.2% in the U.S. The decrease was offset by increases in the U.K. and Brazil of 9.1% and 159.4%, respectively. The decrease in the U.S. was the result of efforts to rationalize and enhance the efficiency of our advertising spend, as well as capitalize on our size and negotiating leverage. The increase in the U.K., for the three months ended March 31, 2018, was attributable to the change in exchange rates between periods. On a constant currency basis, Same Store advertising costs in the U.K. decreased 2.9%, as result of an ongoing initiative to leverage our growing scale and control costs.
Our consolidated Same Store rent and facility costs decreased 1.2% to $26.5 million for the three months ended March 31, 2018, as compared to the same period a year ago, more than explained by a decrease of 8.3% in the U.S. The decrease in the U.S was partially offset by increases of 29.7% and 3.8% in the U.K. and Brazil, respectively. The decrease in the U.S. was primarily explained by the continuation of strategic efforts to own the real estate associated with our dealerships and, thereby, reduce rent expense. The increase in the U.K. was primarily related to septennial property rate adjustments that occurred in 2017, as well as additional building maintenance costs associated with new and/or enhanced dealership facilities.
For the three months ended March 31, 2018, our total Same Store other SG&A increased 12.8% to $68.2 million as compared to the same period in 2017, resulting from increases of 11.5%, 17.6%, and 18.7% in the U.S., U.K., and Brazil, respectively. The increase in the U.S. can be partially explained by an increased supply of loaner vehicles corresponding with efforts to enhance our service customer experience, other expenses that correlate to overall growth of gross profit and the $1.8 million pretax gain recognized in the first quarter of 2017 related to a settlement with an OEM.
Our total Same Store SG&A as a percentage of gross profit for the three months ended March 31, 2018, as compared to 2017, increased 160 basis points to 77.0%, resulting from increases in all three segments. The overall increase was largely attributable to costs associated with strategic initiatives, primarily in the U.S., designed to further strengthen our used vehicle and parts and service businesses, as well as the mix effect from our growth in the U.K. operations that inherently have a higher cost structure. The increase in the U.S. was further explained by the $3.0 million one-time bonus paid to our U.S. non-managerial dealership and operational support staff.
Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended March 31,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Same Stores
U.S.	$12,496	9.6%	N/A	$11,398
U.K.	2,382	44.7%	28.9%	1,646
Brazil	389	6.6%	10.1%	365
Total Same Stores	15,267	13.9%	12.0%	13,409
Transactions	1,075			197
Total	$16,342	20.1%	17.7%	$13,606
(1)See "Non-GAAP Financial Measures" for more details.
Our total Same Store depreciation and amortization expense increased 13.9% for the three months ended March 31, 2018, compared to the same period in 2017, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.

Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended March 31,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Same Stores
U.S.	$12,061	10.9%	N/A	$10,876
U.K.	1,302	27.0%	13.1%	1,025
Brazil	236	263.1%	272.6%	65
Total Same Stores	13,599	13.6%	12.5%	11,966
Transactions	488			(24)
Total	$14,087	18.0%	16.7%	$11,942
Total manufacturer’s assistance	$11,035	5.0%	4.7%	$10,513
(1)See "Non-GAAP Financial Measures" for more details.
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month LIBOR (or Prime rate in some cases) plus a spread in the U.S. and U.K. and a benchmark rate plus a spread in Brazil. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of March 31, 2018, we had interest rate swaps with an aggregate notional amount of $822.1 million in effect that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.6%. The total of these swaps represented 60.9% of our total U.S. floorplan borrowings outstanding at March 31, 2018. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Our total Same Store floorplan interest expense increased 13.6% for the three months ended March 31, 2018, as compared to the same period in 2017, which was driven by increases in all of our segments. Our U.S. Same Store floorplan interest expense increased $1.2 million, or 10.9%, primarily explained by the increase in LIBOR compared to the same period in 2017. In the U.K., our Same Store floorplan interest expense increased 27.0% for the three months ended March 31, 2018, more than explained by a $25.2 million increase in our weighted average borrowings. Our Brazil Same Store floorplan interest expense increased 263.1% as compared to prior year, driven by increases in the weighted average interest rate and in our weighted average borrowings outstanding, reflecting our inventory and cash management strategies.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit and our other long-term debt, partially offset by interest income. For the three months ended March 31, 2018, other interest expense net increased $1.8 million, or 10.7%, to $18.8 million, as compared to the same period in 2017. This increase was primarily attributable to an increase in the weighted average interest rates associated with our variable-rate, real estate and other long-term debt, corresponding with an increase in LIBOR.
Provision for Income Taxes
Our provision for income taxes decreased $6.9 million to $10.4 million for the three months ended March 31, 2018, as compared to the same period in 2017. This decrease was primarily due to the impact of the Tax Act that reduced the U.S. corporate tax rate from 35.0% to 21.0%, and the decline of pretax book income in 2018. For the three months ended March 31, 2018, our effective tax rate decreased to 22.4% from 33.7% as compared to the same period in 2017. This decrease was primarily due to the impact of the federal corporate tax rate reduction as a result of the Tax Act.
We expect our effective tax rate for the full-year of 2018 will be between 23.0% and 24.0%. We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income.

Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line and FMCC Facility (defined below) levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital and dealership and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for the remainder of 2018. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2018 change, we may need to access the private or public capital markets to obtain additional funding.
Cash on Hand. As of March 31, 2018, our total cash on hand was $33.1 million. The balance of cash on hand excludes $98.4 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility as of March 31, 2018. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
Cash Flows. With respect to all new vehicle floorplan borrowings in the normal course of business, the manufacturers of the vehicles draft our credit facilities directly with no cash flows to or from us. With respect to borrowings for used vehicle financing, we finance up to 85% of the value of our used vehicle inventory in the U.S., and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (defined below) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. and Brazil unaffiliated with our manufacturer partners (collectively, "Non-OEM Floorplan Credit Facilities"), are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure "Adjusted net cash provided by operating activities," which makes such reclassification, to further evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
In addition, for dealership acquisitions and dispositions that are negotiated as asset purchases, we do not assume transfer of liabilities for floorplan financing in the execution of the transactions. Therefore, borrowings and repayments of all floorplan financing associated with dealership acquisition and disposition are characterized as either operating or financing activities in our statement of cash flows presented in conformity with U.S. GAAP, depending on the relationship described above. However, the floorplan financing activity is so closely related to the inventory acquisition process that we believe the presentation of all acquisition and disposition related floorplan financing activities should be classified as investing activity to correspond with the associated inventory activity, and we have made such adjustments in our adjusted operating cash flow presentations.
The following tables set forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows on a GAAP and on an adjusted, non-GAAP basis. For further explanation and reconciliation to the most directly comparable GAAP measures, see "Non-GAAP Financial Measures" below.

	Three Months Ended March 31,
GAAP Basis	2018	2017
	(In thousands)
Net cash provided by operating activities	$148,782	$69,217
Net cash used in investing activities	(116,367)	(41,880)
Net cash used in financing activities	(27,534)	(17,163)
Effect of exchange rate changes on cash	47	260
Net increase in cash, cash equivalents, and restricted cash	$4,928	$10,434

	Three Months Ended March 31,
Adjusted, Non-GAAP Basis	2018	2017
	(In thousands)
Adjusted net cash provided by operating activities	$102,491	$104,070
Adjusted net cash used in investing activities	(110,223)	(41,880)
Adjusted net cash provided by (used in) financing activities	12,613	(52,016)
Effect of exchange rate changes on cash	47	260
Net increase in cash, cash equivalents, and restricted cash	$4,928	$10,434
Sources and Uses of Liquidity from Operating Activities
For the three months ended March 31, 2018, we generated $148.8 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $102.5 million in net cash flow from operating activities, primarily consisting of $35.8 million in net income, as well as non-cash adjustments related to depreciation and amortization of $16.3 million, stock-based compensation of $5.6 million, deferred income taxes of $2.7 million, and a $41.9 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $7.2 million from decreases in inventory levels, $12.7 million from the net decrease in accounts and notes receivable, $11.2 million from the net decrease in vehicle receivables and contracts-in-transit, and $65.2 million from increases in accounts payable and accrued expenses. These cash inflows were partially offset by adjusted cash outflows of $41.2 million from the net decrease in floorplan borrowings and $12.5 million from the net increase in prepaid expenses and other assets.
For the three months ended March 31, 2017, we generated $69.2 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $104.1 million in net cash flow from operating activities, primarily consisting of $33.9 million in net income, as well as non-cash adjustments related to depreciation and amortization of $13.6 million, stock-based compensation of $6.1 million, deferred income taxes of $5.5 million, and a $45.2 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $21.5 million from the net decrease in accounts and notes receivable, $9.2 million from increases in accounts payable and accrued expenses, $56.1 million from decreases of vehicle receivables and contracts-in-transit, $31.7 million from the net increase in floorplan borrowings, and $1.1 million from the net decrease in prepaid expenses and other assets. These cash inflows were partially offset by adjusted cash outflows of $74.3 million from increases in inventory levels.
Working Capital. At March 31, 2018, we had $146.0 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the three months ended March 31, 2018, we used $116.4 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $110.2 million in net cash flow for investing activities, primarily consisting of $65.4 million of cash flows for dealership acquisition activity and $47.9 million for purchases of property and equipment and to construct new and improve existing facilities. Within this total of property and equipment purchases, $33.0 million was used for capital expenditures, $12.2 million was used for the purchase of real estate associated with existing dealership operations and $2.7 million represents the net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $2.9 million related to dispositions of franchises and fixed assets.
During the three months ended March 31, 2017, we used $41.9 million in net cash flow for investing activities, primarily consisting of $46.5 million for purchases of property and equipment and to construct new and improve existing facilities, which consisted of $27.6 million for capital expenditures, $10.3 million for the purchase of real estate associated with existing dealership operations and a $8.6 million net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $2.2 million related to dispositions of franchises and fixed assets and $2.5 million of other items.
Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2018 will be less than $130.0 million which could generally be funded from excess cash.
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
Sources and Uses of Liquidity from Financing Activities
For the three months ended March 31, 2018, we used $27.5 million in net cash flow from financing activities. On an adjusted basis for the same period, we generated $12.6 million in net cash flow from financing activities, primarily related to cash inflows of $10.7 million in net borrowings on our Floorplan lines (representing the net cash activity in our floorplan offset accounts), $0.5 million of net borrowings on our Acquisition Line, $9.0 million of net borrowings of real estate debt, and $8.7 million of net borrowings of other debt. These inflows were partially offset by cash outflows of $9.2 million to repurchase our Company's common stock and $5.5 million for dividend payments.
For the three months ended March 31, 2017, we used $17.2 million in net cash for financing activities. On an adjusted basis for the same period, we used $52.0 million in net cash flow from financing activities, primarily related to cash outflows of $38.8 million in adjusted net payments on our Floorplan Line (representing the net cash activity in our floorplan offset accounts), $6.8 million for principal payments of long-term debt related to real estate loans, and $5.2 million for dividend payments.

Credit Facilities, Debt Instruments and Other Financing Arrangements. Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the position of our U.S. credit facilities as of March 31, 2018.

	As of March 31, 2018
U.S. Credit Facilities	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,440,000	$1,087,041	$352,959
Acquisition Line (2)	360,000	52,510	307,490
Total Revolving Credit Facility	1,800,000	1,139,551	660,449
FMCC Facility (3)	300,000	146,289	153,711
Total U.S. Credit Facilities (4)	$2,100,000	$1,285,840	$814,160

(1)	The available balance at March 31, 2018 includes $74.4 million of immediately available funds.

(2)
The outstanding balance of $52.5 million is related to outstanding letters of credit of $25.0 million and $27.5 million in borrowings as of March 31, 2018. The borrowings outstanding under the Acquisition Line represent 20.0 million British pound sterling translated at the spot rate on the day borrowed, solely for the purpose of calculating the Outstanding and Available borrowings under the Acquisition Line. The available borrowings may be limited from time to time, based on certain debt covenants.

(3)	The available balance at March 31, 2018 includes $24.0 million of immediately available funds.

(4)
The outstanding balance excludes $288.4 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). As of March 31, 2018, the Credit Facility Restricted Payment Basket totaled $186.6 million and we were in compliance with all our financial covenants, including:

	As of March 31, 2018
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
See Note 9 and 10 to our Consolidated Financial Statements, “Credit Facilities” and “Long-Term Debt”, respectively, for further discussion of our credit facilities, debt instruments and other financing arrangements existing as of March 31, 2018.

Stock Issuances. No shares of our common stock were issued during the three months ended March 31, 2018 or March 31, 2017.
Stock Repurchases. From time to time, our Board of Directors gives authorization to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. The Company issues new shares or treasury shares, if available, when restricted stock vests. With respect to shares issued under the Employee Stock Purchase Plan, as amended (the "Purchase Plan", formerly named the 1998 Employee Stock Purchase Plan), our Company's Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
In May 2017, our Board of Directors approved a new authorization of $75.0 million for the purchase of our common shares, replacing the prior $150.0 million authorization. During the three months ended March 31, 2018, we repurchased 135,605 shares under the authorization at an average price of $67.83 per share, for a total of $9.2 million, leaving $40.4 million available for future repurchases. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility, certain mortgage term loans, 5.00% Notes and 5.25% Notes in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock. As of March 31, 2018, the restricted payment baskets limited us to $186.6 million in restricted payments. Generally, these restricted payment baskets will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company's foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases. For the three months ended March 31, 2018, we paid dividends of $5.3 million to common stock shareholders and $0.2 million to unvested restricted stock award holders.
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

The following tables reconcile certain reported non-GAAP measures to the most comparable U.S. GAAP measure from our Statements of Operations by segment and on a consolidated basis (dollars in thousands, except per share amounts; may not foot due to rounding). Only adjusted amounts are reconciled below. We have not presented any non-GAAP measures associated with non-core items for the three months ended March 31, 2018. Therefore, no tables are presented for such period:

		U.S. Adjustments for
	Three Months Ended March 31, 2017
	U.S. GAAP	Legal settlements (1)	Non-GAAP Adjusted
Selling, general and administrative expenses	$236,273	$1,833	$238,106
Income (loss) from operations	72,756	(1,833)	70,923
Income (loss) before income taxes	45,606	(1,833)	43,773
Benefit (provision) for income taxes	(16,347)	696	(15,651)
Net income (loss)	$29,259	$(1,137)	$28,122

SG&A as % Gross Profit:	73.7		74.3
Operating Margin %:	3.7		3.6
Pretax Margin %:	2.3		2.2

Same Store SG&A	$236,051	$1,833	$237,884
Same Store SG&A as % Gross Profit:	73.7		74.3

Same Store income (loss) from operations	$72,738	$(1,833)	$70,905
Same Store Operating Margin %:	3.7		3.6

		Consolidated Adjustments for
	Three Months Ended March 31, 2017
	U.S. GAAP	Legal settlements (1)	Non-GAAP Adjusted
Selling, general and administrative expenses	$289,779	$1,833	$291,612
Income (loss) from operations	80,137	(1,833)	78,304
Income (loss) before income taxes	51,196	(1,833)	49,363
Benefit (provision) for income taxes	(17,257)	696	(16,561)
Net income (loss)	33,939	(1,137)	32,802
Less: Adjusted earnings (loss) allocated to participating securities	1,250	(44)	1,206
Adjusted net income (loss) available to diluted common shares	$32,689	(1,093)	$31,596

Diluted income (loss) per common share	$1.58	$(0.05)	$1.53

Effective tax rate %	33.7		33.6

SG&A as % Gross Profit:	75.6		76.0
Operating Margin %:	3.2		3.1
Pretax Margin %:	2.0		2.0

Same Store SG&A	$288,295	1,833	$290,128
Same Store SG&A as % Gross Profit:	75.4		75.9

Same Store income (loss) from operations	$80,615	(1,833)	$78,782
Same Store Operating Margin %:	3.2		3.1
(1) For the three months ended March 31, 2017, we recognized a net pre-tax gain related to a settlement with an OEM of $1.8 million.

The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	% Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$148,782	$69,217	115.0
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition related activity	(47,791)	34,853
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	1,500	—
Adjusted net cash provided by operating activities	$102,491	$104,070	(1.5)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(116,367)	$(41,880)	177.9
Change in cash paid for acquisitions, associated with floorplan notes payable	6,144	—
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	—	—
Adjusted net cash used in investing activities	$(110,223)	$(41,880)	163.2
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used in financing activities	$(27,534)	$(17,163)	60.4
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	40,147	(34,853)
Adjusted net cash provided by (used in) financing activities	$12,613	$(52,016)	124.2
Item 3. Quantitative and Qualitative Disclosures About Market Risk
This Quantitative and Qualitative Disclosures About Market Risk contains information about our market-sensitive financial instruments that constitute forward-looking statements. See “Cautionary Statement about Forward-Looking Statements.”
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided about foreign currency exchange rates and financial instruments to which we are a party at March 31, 2018, and from which we may incur future gains or losses from changes in market interest rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of March 31, 2018, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $555.7 million and $542.5 million, respectively. At December 31, 2017, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $567.9 million and $542.1 million, respectively. As of March 31, 2018, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $300.0 million and $296.3 million, respectively. At December 31, 2017, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $310.9 million and $296.2 million, respectively. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $85.0 million and $86.8 million as of March 31, 2018 and December 31, 2017, respectively. The fair value of such fixed interest rate borrowings was $91.0 million and $92.9 million as of March 31, 2018 and December 31, 2017, respectively.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
We use interest rate swaps to adjust our exposure to interest rate movements, when appropriate, based upon market conditions. As of March 31, 2018, we held interest rate swaps in effect with aggregate notional amounts of $822.1 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.6%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate real estate related borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive income or loss. As of March 31, 2018, net unrealized gains, net of income taxes, totaled $8.7 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of March 31, 2018, all of our derivative contracts were determined to be effective. In addition to the $822.1 million of swaps in effect as of March 31, 2018, we also held seven interest rate swaps with forward start dates between December 2018 and December 2020 and expiration dates between December 2021 and December 2030. As of March 31, 2018, the aggregate notional amount of these swaps was $375.0 million with a weighted average interest rate of 1.8%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2030 does not exceed $918.4 million.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions):

	Q1 2018	Q2 2018	Q3 2018	Q4 2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030
Weighted average notional amount in effect during the period	$822	$822	$821	$821	$917	$564	$432	$168	$134	$125	$125	$100	$100	$100	$100	$100
Weighted average interest rate during the period	2.59%	2.59%	2.59%	2.59%	2.28%	2.19%	1.76%	1.74%	1.81%	1.81%	1.81%	1.85%	1.85%	1.85%	1.85%	1.85%
As of March 31, 2018, we had $1,766.1 million of variable-rate borrowings outstanding. Based on the average amount of variable-rate borrowings outstanding for the three months ended March 31, 2018, and before the impact of our interest rate swaps described above, a 100 basis-point change in interest rates would have resulted in an approximate $17.9 million change to our annual interest expense. After consideration of the average interest rate swaps described in effect during the three months ended March 31, 2018, a 100 basis-point change would have yielded a net annual change of $9.7 million in annual interest expense. This interest rate sensitivity increased from March 31, 2017 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which historically has been influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended March 31, 2018, we recognized $11.0 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 78.3% of our floorplan interest expense for the first quarter of 2018 to 139.9% for the third quarter of 2015. In the U.S., manufacturer's interest assistance was 87.1% of floorplan interest expense in the first quarter of 2018. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical practice of the OEMs, that an increase in prevailing interest rates would result in increased assistance from certain manufacturers over time.
Foreign Currency Exchange Rates. As of March 31, 2018, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may temporarily impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in a $60.0 million decrease to our revenues for the three months ended March 31, 2018. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in a $10.1 million decrease to our revenues for the three months ended March 31, 2018. We believe that inflation rates over the last few years have not had a significant impact on our consolidated revenues or profitability. We do not expect inflation to have near-term material effects on the sale of our products and services on a consolidated basis; however, we cannot be sure there will be no such effect in the future. We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.

For additional information about our market sensitive financial instruments please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations," "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to “Item 8. Financial Statements and Supplementary Data” in our 2017 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2018, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In late June 2016, Volkswagen agreed to pay up to an aggregate of $14.7 billion to settle claims stemming from the diesel emissions scandal. In October 2016, we received notification from Volkswagen that we are entitled to receive, in the aggregate, approximately $13.2 million in connection with our current and prior ownership of seven Volkswagen dealerships in the U.S. We accepted and executed the offer in the fourth quarter of 2016 and received half of the compensation in a lump sum amount in January 2017 with the remaining amount to be paid over 18 months. We have received 14 of the remaining 18 monthly installments as of March 31, 2018. Also, in conjunction with the Volkswagen diesel emissions scandal, Volkswagen agreed in March 2017 to settle allegations of damages by us relative to our three Audi branded dealerships. We received the cash settlement for Audi in the second quarter of 2017.
We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. For a discussion of our legal proceedings, see Part I, “Item 1. Financial Statements,” Notes to Consolidated Financial Statements, Note 12, “Commitments and Contingencies”.
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2017 Form 10-K. Readers should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2017 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2017 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands, excluding commissions)
January 1 - January 31, 2018	—	$—	—	$49,641
February 1 - February 28, 2018	—	$—	—	$49,641
March 1 - March 31, 2018	135,605	$67.83	135,605	$40,442
Total	135,605	$67.83	135,605
(1) In May 2017, the Board of Directors approved a new authorization of up to $75.0 million of shares of our common stock, replacing the prior $150.0 million authorization. Under both of the authorizations, we repurchased 649,298 shares during 2017 at an average price of $61.75 per share, for a total of $40.1 million, leaving $49.6 million available for future purchases. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors. During the three months ended March 31, 2018, 135,605 shares were repurchased for a total cost of $9.2 million.

Item 6. Exhibits
The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

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

10.1*†	—	Form of Restricted Stock Agreement with Qualified Retirement Provisions
10.2†	—
Group 1 Automotive, Inc. 2018 Short Term Incentive Plan Guidelines (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed February 22, 2018

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
Date: May 4, 2018