Form 10-Q
period 2018-06-30
GROUP 1 AUTOMOTIVE INC
filed 2018-08-03
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of July 31, 2018, the registrant had 19,911,000 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,575	$28,787
Contracts-in-transit and vehicle receivables, net	249,706	306,433
Accounts and notes receivable, net	178,339	188,611
Inventories, net	1,721,249	1,763,293
Prepaid expenses and other current assets	80,957	42,062
Total current assets	2,271,826	2,329,186
PROPERTY AND EQUIPMENT, net	1,348,521	1,318,959
GOODWILL	945,835	913,034
INTANGIBLE FRANCHISE RIGHTS	287,366	285,632
OTHER ASSETS	33,194	24,254
Total assets	$4,886,742	$4,871,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility and other	$1,147,892	$1,240,695
Offset account related to floorplan notes payable - credit facility	(119,562)	(86,547)
Floorplan notes payable - manufacturer affiliates	404,233	397,183
Offset account related to floorplan notes payable - manufacturer affiliates	(24,500)	(22,500)
Current maturities of long-term debt and short-term financing	76,412	77,609
Current liabilities from interest rate risk management activities	682	1,996
Accounts payable	442,577	412,981
Accrued expenses	189,027	177,070
Total current liabilities	2,116,761	2,198,487
LONG-TERM DEBT, net of current maturities	1,357,998	1,318,184
DEFERRED INCOME TAXES	138,478	124,404
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	1,597	8,583
OTHER LIABILITIES	99,296	97,125
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000 shares authorized; 25,511 and 25,515 issued, respectively	255	255
Additional paid-in capital	288,492	291,461
Retained earnings	1,339,185	1,246,323
Accumulated other comprehensive loss	(126,358)	(123,226)
Treasury stock, at cost; 5,150 and 4,617 shares, respectively	(328,962)	(290,531)
Total stockholders’ equity	1,172,612	1,124,282
Total liabilities and stockholders’ equity	$4,886,742	$4,871,065

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,555,570	$1,448,768	$3,069,160	$2,785,981
Used vehicle retail sales	821,853	685,949	1,602,423	1,346,876
Used vehicle wholesale sales	92,854	99,377	196,883	203,534
Parts and service sales	358,129	331,631	707,644	651,329
Finance, insurance and other, net	115,056	106,470	227,378	203,304
Total revenues	2,943,462	2,672,195	5,803,488	5,191,024
COST OF SALES:
New vehicle retail sales	1,478,988	1,373,857	2,917,151	2,641,843
Used vehicle retail sales	770,639	641,036	1,507,714	1,256,958
Used vehicle wholesale sales	92,613	99,644	194,987	203,701
Parts and service sales	163,059	152,766	325,710	300,108
Total cost of sales	2,505,299	2,267,303	4,945,562	4,402,610
GROSS PROFIT	438,163	404,892	857,926	788,414
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	308,092	298,568	632,439	588,347
DEPRECIATION AND AMORTIZATION EXPENSE	16,638	14,093	32,980	27,699
ASSET IMPAIRMENTS	4,268	—	4,268	—
INCOME FROM OPERATIONS	109,165	92,231	188,239	172,368
OTHER EXPENSE:
Floorplan interest expense	(14,563)	(13,226)	(28,650)	(25,168)
Other interest expense, net	(19,414)	(17,315)	(38,234)	(34,314)
INCOME BEFORE INCOME TAXES	75,188	61,690	121,355	112,886
PROVISION FOR INCOME TAXES	(18,725)	(22,557)	(29,078)	(39,814)
NET INCOME	$56,463	$39,133	$92,277	$73,072
BASIC EARNINGS PER SHARE	$2.72	$1.84	$4.42	$3.42
Weighted average common shares outstanding	20,036	20,516	20,167	20,604
DILUTED EARNINGS PER SHARE	$2.72	$1.84	$4.42	$3.42
Weighted average common shares outstanding	20,046	20,522	20,176	20,609
CASH DIVIDENDS PER COMMON SHARE	$0.26	$0.24	$0.52	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited, in thousands)
NET INCOME	$56,463	$39,133	$92,277	$73,072
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(24,186)	4,462	(16,315)	8,600
Net unrealized gain (loss) on interest rate risk management activities:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of ($1,078), $1,542, ($3,570), and $1,308, respectively	3,414	(2,570)	11,305	(2,180)
Reclassification adjustment for realized gain on interest rate swap termination included in SG&A, net of tax provision of $220, $0, $220, and $0, respectively	(698)	—	(698)	—
Reclassification adjustment for loss included in interest expense, net of tax benefit of $336, $1,193, $813, and $2,554, respectively	1,062	1,989	2,576	4,256
Unrealized gain (loss) on interest rate risk management activities, net of tax	3,778	(581)	13,183	2,076
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(20,408)	3,881	(3,132)	10,676
COMPREHENSIVE INCOME	$36,055	$43,014	$89,145	$83,748

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount					Total
	(Unaudited, in thousands)
BALANCE, December 31, 2017	25,515	$255	$291,461	$1,246,323	$(123,226)	$(290,531)	$1,124,282
Net income	—	—	—	92,277	—	—	92,277
Other comprehensive income, net	—	—	—	—	(3,132)	—	(3,132)
Purchases of treasury stock	—	—	—	—	—	(51,276)	(51,276)
Net issuance of treasury shares to employee stock compensation plans	(3)	—	(12,833)	—	—	12,845	12
Stock-based compensation	—	—	9,864	—	—	—	9,864
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(10,812)	—	—	(10,812)
Impact of ASC 606 cumulative adjustment	—	—	—	11,397	—	—	11,397
BALANCE, June 30, 2018	25,512	$255	$288,492	$1,339,185	$(126,358)	$(328,962)	$1,172,612

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,277	$73,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,980	27,699
Deferred income taxes	5,591	11,095
Asset impairments	4,268	—
Stock-based compensation	9,891	10,459
Amortization of debt discount and issue costs	1,526	1,849
Gain on disposition of assets	(20,686)	(314)
Other	65	(676)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	26,121	(28,480)
Accounts and notes receivable	21,185	13,582
Inventories	47,272	(142,165)
Contracts-in-transit and vehicle receivables	56,725	53,405
Prepaid expenses and other assets	(9,842)	(4,900)
Floorplan notes payable - manufacturer affiliates	(3,535)	37,779
Deferred revenues	(732)	(243)
Net cash provided by operating activities	263,106	52,162
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(74,865)	(95)
Proceeds from disposition of franchises, property and equipment	75,923	2,582
Purchases of property and equipment, including real estate	(88,230)	(67,266)
Deposits for real estate and dealership acquisitions	(655)	(57,099)
Other	—	2,074
Net cash used in investing activities	(87,827)	(119,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	3,323,798	3,369,580
Repayments on credit facility - floorplan line and other	(3,461,494)	(3,288,367)
Borrowings on credit facility - acquisition line	98,596	47,509
Repayments on credit facility - acquisition line	(84,884)	(15,000)
Borrowings on other debt	111,142	5,137
Principal payments on other debt	(75,784)	(542)
Borrowings on debt related to real estate, net of debt issue costs	54,711	12,901
Principal payments on debt related to real estate	(63,368)	(13,897)
Employee stock purchase plan purchases, net of employee tax withholdings	11	2,487
Proceeds from termination of mortgage swap	918	—
Repurchases of common stock, amounts based on settlement date	(51,276)	(39,025)
Dividends paid	(10,836)	(10,200)
Net cash provided by (used in) financing activities	(158,466)	70,583
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,812)	117
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	14,001	3,058
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	29,631	24,246
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$43,632	$27,304
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable	$8,630	$11,105

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry with business activities in 15 states in the United States of America (“U.S.”), 32 towns in the United Kingdom (“U.K.”) and four states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the “Company” in these Notes to Consolidated Financial Statements.
The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. As of June 30, 2018, the Company’s U.S. retail network consisted of 116 dealerships within the following states: Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina, and Texas. The President of U.S. Operations reports directly to the Company's Chief Executive Officer and is responsible for the overall performance of the U.S. region, as well as for overseeing the market directors and dealership general managers. In addition, as of June 30, 2018, the Company had two international regions: (a) the U.K., which consisted of 47 dealerships and (b) Brazil, which consisted of 17 dealerships. The operations of the Company's international regions are structured similar to the U.S. region.
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
Basis of Presentation
The accompanying unaudited condensed Consolidated Financial Statements and footnotes thereto that include financial information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying unaudited condensed Consolidated Financial Statements. All business acquisitions completed during the periods presented have been accounted for by applying the acquisition method of accounting, and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on estimates of fair value and are subject to change within the purchase price allocation period (generally one year from the respective acquisition date). All intercompany balances and transactions have been eliminated in consolidation.
For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”).
Business Segment Information
The Company has three reportable segments: the U.S., which includes the activities of the Company's corporate office, the U.K. and Brazil. The reportable segments are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by its chief operating decision maker to allocate resources and assess performance. The Company's chief operating decision maker is its Chief Executive Officer. See Note 15, “Segment Information”, for additional details regarding the Company's reportable segments.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Statements of Cash Flows
With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft the Company’s credit facilities directly with no cash flow to or from the Company. With respect to borrowings for used vehicle financing in the U.S., the Company finances up to 85% of the value of the used vehicle inventory and the funds flow directly to the Company from the lender. In the U.K. and Brazil, the Company chooses which used vehicles to finance and the borrowings flow directly to the Company from the lender. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to manufacturer affiliated lenders participating in the Company’s syndicated lending group under the Revolving Credit Facility) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. All borrowings from, and repayments to, the syndicated lending group under the Revolving Credit Facility (as defined in Note 9, “Credit Facilities”) (including the cash flows from or to manufacturer affiliated lenders participating in the facility), as well as borrowing from, and repayments to, the Company’s other credit facilities, are presented within Cash Flows from Financing Activities.
Cash paid for interest, including the monthly settlement of the Company’s interest rate derivatives, was $62.9 million and $57.1 million for the six months ended June 30, 2018 and 2017, respectively. Cash paid for taxes, net of refunds, was $12.8 million for the six months ended June 30, 2018. Cash paid for taxes, net of refunds, was $28.6 million for the six months ended June 30, 2017.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows. See Note 11, “Fair Value Measurements”, for additional details regarding the Company's restricted cash balances.

	June 30, 2018	December 31, 2017
	(In thousands)

Cash and cash equivalents	$41,575	$28,787
Restricted cash, included in other assets	2,057	844
Total cash, cash equivalents, and restricted cash	$43,632	$29,631

Recently Adopted Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendment addresses several specific cash flow issues with the objective of reducing the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted ASU 2016-15 during the first quarter of 2018. The adoption of this ASU did not materially impact its net income, retained earnings, consolidated financial statements, results of operations or cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force (“EITF”). The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 during the first quarter of 2018. The adoption of this ASU did not materially impact its consolidated financial statements, results of operations or cash flows.
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

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606)(“Topic 606”), and all subsequent amendments issued thereafter, that amends the accounting guidance on revenue recognition. The Company adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018, with a cumulative-effect adjustment to retained earnings recognized as of the date of adoption. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting policies under Topic 605.
The Company identified its material revenue streams to be the sale of new and used vehicles; arrangement of associated vehicle financing and the sale of service and other insurance contracts; the performance of vehicle maintenance and repair services; and the sale of vehicle parts. The Company concluded that no changes to the timing of revenue recognition for the sale of new and used vehicles, as well as vehicle parts are necessary. As it relates to the performance of vehicle maintenance and repair services recognized as a part of Parts and service sales in the accompanying Consolidated Statements of Operations, the Company identified a change in its accounting policies and procedures. Through December 31, 2017, the Company recognized revenue once the maintenance or repair services were completed and the vehicle was delivered to the customer. Under Topic 606, the Company determined that it has an enforceable right to payment during the course of the work being performed in certain jurisdictions and, thus, the Company changed its policy under Topic 606 for those jurisdictions to recognize revenue over time as the maintenance and repair services are performed. With regards to the revenue generated from the arrangement of vehicle financing and the sale of service and other insurance contracts recognized as a part of Finance, insurance and other, net in the accompanying Consolidated Statements of Operations, the Company also identified a change in the Company’s accounting policies and procedures. Generally, the Company receives an upfront commission for these transactions from the finance or insurance provider and recognizes the associated revenue when the contract is executed. In some cases, the Company also earns retrospective commission income by participating in the future profitability of the portfolio of contracts sold by the Company. Through December 31, 2017, the Company’s accounting policy was to recognize upfront commission income earned when the contract was executed and the amount was determinable, and to recognize retrospective commission income as the amounts were determined and realized. The Company concluded that this retrospective commission income represents variable consideration for which the Company’s performance obligation is satisfied when the finance or insurance product contract is executed with the end user. Under the new standard, an estimate of variable consideration, subject to a constraint, is to be included in the transaction price and recognized when or as the performance obligation is satisfied. Therefore, the Company’s accounting policy changed under Topic 606 such that the Company will estimate the amount of future earnings that it will realize from the ultimate profitability of the portfolio of contracts subject to a retrospective commission and recognize such estimate, subject to any constraint in the estimate, upfront when the contract is executed with the end user. The Company's estimates of the amount of variable consideration to be ultimately realized will be reassessed at the end of each reporting period and changes in those estimates will be adjusted through revenue.
As a result of adopting Topic 606 and implementing the changes aforementioned, the Company recognized net, after-tax cumulative effect adjustments to increase retained earnings as of the date of adoption for maintenance and repair services of $4.8 million and for the arrangement of associated vehicle financing and the sale of service and other insurance contracts of $6.6 million.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet as of January 1, 2018 for the adoption of Topic 606 were as follows:

	January 1, 2018
	Balance at December 31, 2017	Adjustment due to Topic 606	Balance at January 1, 2018
Balance Sheet	(In thousands)
Assets
Accounts and notes receivable, net	$188,611	$11,623	$200,234
Inventories, net	1,763,293	(3,660)	1,759,633
Prepaid expense and other current assets	42,062	8,683	50,745

Liabilities
Accounts payable	$412,981	$1,756	$414,737
Deferred income taxes	124,404	3,493	127,897

Stockholders' equity
Retained earnings	$1,246,323	$11,397	$1,257,720

The impact of applying Topic 606 for the three and six months ended June 30, 2018 was as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher / (Lower)	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher / (Lower)
Income Statement	(In thousands)			(In thousands)
Revenues
Parts and service sales	$358,129	$356,580	$1,549	$707,644	$707,572	$72
Finance, insurance and other, net	115,056	116,074	(1,018)	227,378	228,196	(818)

Cost of sales
Parts and service sales	$163,059	$162,695	$364	$325,710	$325,811	$(101)
Selling, general and administrative expenses	308,092	307,808	284	632,439	632,351	88
Provision for income taxes	18,725	18,776	(51)	29,078	29,280	(202)
Net income	$56,463	$56,529	$(66)	$92,277	$92,808	$(531)

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The impact of applying Topic 606 at June 30, 2018 was as follows:

	June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher / (Lower)
Balance Sheet	(In thousands)
Assets
Accounts and notes receivable, net	$178,339	$166,795	$11,544
Inventories, net	1,721,249	1,724,761	(3,512)
Prepaid expense and other current assets	80,957	73,091	7,866

Liabilities
Accounts payable	$442,577	$440,763	$1,814
Deferred income taxes	138,478	135,199	3,279

Stockholders' equity
Retained earnings and accumulated other comprehensive income	$1,339,185	$1,328,380	$10,805

Refer to Note 2, “Revenue” for further discussion of the Company’s significant revenue streams.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The amendment replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The standard will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted for periods after December 15, 2018. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements or results of operations, but does not expect the impact of the amendments in this ASU to be significant.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The amendments in this update should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2019. Earlier application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the impact of the adoption of the ASU to have a material impact on its consolidated financial statements, results of operations or cash flows.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 715): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The amendments to cash flow and net investment hedge relationships should be

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

applied using a modified retrospective approach while the presentation and disclosure requirements are applied prospectively, effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements or results of operations, but does not expect the impact of the amendments in this ASU to be significant.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax legislation enacted by the U.S. government on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), to retained earnings. The FASB gave entities the option to reclassify these amounts rather than require reclassification and the option to apply the guidance retrospectively or in the period of adoption. The amendments in this update are effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements or results of operations, but does not expect the impact of the amendments in this ASU to be significant.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. REVENUE
As discussed in Note 1, “Interim Financial Information”, the Company’s material revenue streams are the sale of new and used vehicles; arrangement of associated vehicle financing and the sale of service and other insurance contracts; the performance of vehicle maintenance and repair services (including collision restoration); and the sale of vehicle parts. The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017 (1)	2018	2017 (1)
	(In thousands)
REVENUES:
New vehicle retail sales	$1,555,570	$1,448,768	$3,069,160	$2,785,981
Used vehicle retail sales	821,853	685,949	1,602,423	1,346,876
Used vehicle wholesale sales	92,854	99,377	196,883	203,534
Total new and used vehicle sales	2,470,277	2,234,094	4,868,466	4,336,391

Vehicle parts sales	85,356	78,430	170,552	153,095
Maintenance and repair sales	272,773	253,201	537,092	498,234
Total parts and service sales	358,129	331,631	707,644	651,329

Finance, insurance and other, net	115,056	106,470	227,378	203,304
Total revenues	$2,943,462	$2,672,195	$5,803,488	$5,191,024
(1) As described in Note 1, “Interim Financial Information”, prior period amounts have not been adjusted under the modified retrospective approach.

The following table presents the Company's revenues disaggregated by its geographical segments:

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
REVENUES:
New vehicle retail sales	$1,146,882	$338,635	$70,053	$1,555,570	$2,236,835	$693,039	$139,286	$3,069,160
Used vehicle retail sales	592,007	208,108	21,738	821,853	1,155,837	400,657	45,929	1,602,423
Used vehicle wholesale sales	42,781	46,527	3,546	92,854	96,783	92,712	7,388	196,883
Total new and used vehicle sales	1,781,670	593,270	95,337	2,470,277	3,489,455	1,186,408	192,603	4,868,466

Vehicle parts sales	73,673	10,476	1,207	85,356	148,028	19,991	2,533	170,552
Maintenance and repair sales	215,216	47,520	10,037	272,773	425,375	91,146	20,571	537,092
Total parts and service sales	288,889	57,996	11,244	358,129	573,403	111,137	23,104	707,644

Finance, insurance and other, net	97,442	15,617	1,997	115,056	193,629	29,880	3,869	227,378
Total revenues	$2,168,001	$666,883	$108,578	$2,943,462	$4,256,487	$1,327,425	$219,576	$5,803,488

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended June 30, 2017 (1)				Six Months Ended June 30, 2017 (1)
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
REVENUES:
New vehicle retail sales	$1,143,771	$231,415	$73,582	$1,448,768	$2,162,020	$490,055	$133,906	$2,785,981
Used vehicle retail sales	536,193	128,406	21,350	685,949	1,058,140	243,775	44,961	1,346,876
Used vehicle wholesale sales	66,476	30,448	2,453	99,377	137,021	60,957	5,556	203,534
Total new and used vehicle sales	1,746,440	390,269	97,385	2,234,094	3,357,181	794,787	184,423	4,336,391

Vehicle parts sales	70,853	6,178	1,399	78,430	137,608	12,458	3,029	153,095
Maintenance and repair sales	211,845	30,872	10,484	253,201	416,249	61,373	20,612	498,234
Total parts and service sales	282,698	37,050	11,883	331,631	553,857	73,831	23,641	651,329

Finance, insurance and other, net	94,552	9,784	2,134	106,470	180,371	18,812	4,121	203,304
Total revenues	$2,123,690	$437,103	$111,402	$2,672,195	$4,091,409	$887,430	$212,185	$5,191,024
(1) As described in Note 1, “Interim Financial Information”, prior period amounts have not been adjusted under the modified retrospective approach.
New and Used Vehicle Sales
Specific to the sale of new and used vehicles, the Company has a single performance obligation associated with these contracts - the delivery of the vehicle to the customer, which is the point at which transfer of control occurs. Revenue from the sale of new and used vehicles is recognized upon satisfaction of the performance obligation (i.e., delivery of the vehicle to the customer). In some cases, the Company uses a third-party auction as an agent to facilitate delivery of used vehicles to the customer. Incidental items that are immaterial in the context of the contract are accrued at the time of sale. The transaction price for new and used vehicle sales (i.e., the amount that the Company has the right to under the terms of the sales contract with the customer) is the stand-alone sales price of each individual vehicle and is generally settled within 30 days of the satisfaction of the performance obligation. In many new and used vehicle sales transactions, a portion of the consideration applied by the customer to the satisfaction of the total transaction price is a used vehicle trade-in (i.e., noncash consideration). The Company measures such noncash consideration at fair value. Revenue recognized from the sale of new and used vehicles is reflected in New vehicle retail sales, Used vehicle retail sales, and Used vehicle wholesale sales in the accompanying Consolidated Statements of Operations. With respect to the cost of freight and shipping from its dealerships to its customers, the Company’s policy is to recognize such cost in the corresponding cost of sales category. With respect to taxes assessed by governmental authorities that are imposed upon new and used vehicle sales transactions and collected by the Company from its customers, the Company’s policy is to exclude such amounts from revenues.
Vehicle Parts Sales
Related to the sale of vehicle parts, the Company has a single performance obligation associated with these contracts - the delivery of the parts to the customer, which is the point at which transfer of control occurs. Revenue from the sale of vehicle parts is recognized upon satisfaction of the performance obligation (i.e., delivery of the parts to the customer). The transaction price for vehicle parts sales (i.e., the amount that the Company has the right to under the terms of the sales contract with the customer) is the stand-alone sales price of each individual part and is generally settled within 30 days of the satisfaction of the performance obligation. Revenue recognized from the sale of vehicle parts is reflected in Parts and service sales in the accompanying Consolidated Statements of Operations. With respect to the cost of freight and shipping to its customers, the Company’s policy is to recognize such fulfillment cost in the corresponding cost of sales category. With respect to taxes assessed by governmental authorities that are imposed upon vehicle parts sales transactions and collected by the Company from its customers, the Company’s policy is to exclude such amounts from revenues.
Maintenance and Repair Services

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As it relates to vehicle maintenance and repair services (including collision restoration), the Company has a single performance obligation associated with these contracts - the completion of the services. The Company has an enforceable right to payment in certain jurisdictions and, as such, transfers control of vehicle maintenance and repair services to its customer over time. Therefore, satisfaction of the performance obligation associated with the vehicle maintenance and repair services occurs, and the associated revenue is recognized, over time. The Company uses the input method for the measurement of progress and recognition of revenue, utilizing labor hours and parts applied to the customer vehicle to estimate the services performed for which the Company has an enforceable right to payment. The transaction price for vehicle maintenance and repair services (i.e., the amount that the Company has the right to under the terms of the service contract with the customer) is the sum total of the labor and, if applicable, vehicle parts used in the performance of the service, as well as the margin above cost charged to the customer. The transaction price is typically settled within 30 days of the satisfaction of the performance obligation, which generally occurs within a short period of time from contract inception. Revenue recognized from vehicle maintenance and repair services is reflected in Parts and service sales in the accompanying Consolidated Statements of Operations. With respect to taxes assessed by governmental authorities that are imposed upon vehicle maintenance and repair service transactions and collected by the Company from its customer, the Company’s policy is to exclude such amounts from revenues.
Arrangement of Vehicle Financing and the Sale of Service and Other Insurance Contracts
The Company receives commissions from finance and insurance providers, under the terms of its contracts with such providers, for the arrangement of vehicle financing and the sale of service and other insurance products. Within the context of the Company's contracts with the finance or insurance provider, the Company has determined that it is an agent for the finance or insurance provider and the finance or insurance provider is the Company's customer. The Company has a single performance obligation associated with these contracts for all commissions earned - the facilitation of the financing of the vehicle or sale of the insurance product. Revenue from these contracts is recognized upon satisfaction of the performance obligation, which is when the finance or insurance product contract is executed with the purchaser. The transaction price (i.e., the amount that the Company has the right to under the terms of the contract with the customer) consists of both fixed and variable consideration. With regards to the upfront commission for these contracts, the transaction price is the amount earned for each individual contract executed and is generally collected within 30 days of the satisfaction of the performance obligation. The Company may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. A reserve for future amounts estimated to be charged back is recorded, as a reduction of Finance, insurance and other revenue, net in the accompanying Consolidated Statement of Operations, based on the Company’s historical chargeback results and the termination provisions of the applicable contracts. In some cases, the Company also earns retrospective commission income by participating in the future profitability of the portfolio of product contracts sold by the Company. This consideration is variable (i.e., contingent upon the performance of the portfolio of contracts) and is generally settled over 5-7 years from the satisfaction of the performance obligation. The Company utilizes the “expected value” method to predict the amount of consideration to which the Company will be entitled, subject to constraint in the estimate. Therefore, the Company estimates the amount of future earnings that it will realize from the ultimate profitability of the portfolio and recognizes such estimate, subject to any constraint in the estimate, upfront when the product contract is executed with the end user, which is when the performance obligation is satisfied. Changes in the Company’s estimates of the amount of variable consideration to be ultimately realized are adjusted through revenue. Revenue recognized from the arrangement of vehicle financing and the sale of service and other insurance contracts is reflected in Finance, insurance and other, net in the accompanying Consolidated Statements of Operations and as a contract asset (reflected in Prepaid expenses and other current assets) in the Consolidated Balance Sheet until the right to such consideration becomes unconditional, at which time amounts due are reclassified to accounts receivable.
3. ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2018, the Company acquired 5 dealerships in the U.K., inclusive of 8 franchises, and added one franchise. The Company also acquired one dealership in Brazil, representing one franchise. Additionally, the Company acquired 2 dealerships in the U.S., inclusive of 2 franchises. Aggregate consideration paid for these dealerships totaled $80.0 million, including the associated real estate and goodwill. Also included in the consideration paid was $5.1 million of cash received in the acquisition of the dealerships. The purchase prices have been allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates. The allocation of the purchase prices is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation periods (generally one year from the respective acquisition date). In addition, during the six months ended June 30, 2018, the Company disposed of one dealership in the U.S., representing two franchises, as well as one franchise in the U.K.
During the six months ended June 30, 2017, the Company opened one dealership for one awarded franchise in the U.K., opened one dealership for one awarded franchise in the U.S., and added motorcycles to an existing BMW dealership in Brazil.

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
The Company presents the fair value of all interest rate derivative instruments on its Consolidated Balance Sheets. The Company measures the fair value of its interest rate derivative instruments utilizing an income approach valuation technique, converting future amounts of cash flows to a single present value in order to obtain a transfer exit price within the bid and ask spread that is most representative of the fair value of its derivative instruments. In measuring fair value, the Company utilizes the option-pricing Black-Scholes present value technique for all of its derivative instruments. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service provider, matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The fair value estimate of the interest rate derivative instruments also considers the credit risk of the Company for instruments in a liability position or the counterparty for instruments in an asset position. The credit risk is calculated by using the spread between the one-month LIBOR yield curve and the relevant average 10 and 20-year rate according to Standard and Poor’s. The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the hierarchy framework as described by Accounting Standards Codification (“ASC”) 820, Fair Value Measurement.
All of the Company’s interest rate derivative instruments are designated as cash flow hedges. The related gains or losses on these interest rate derivative instruments are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains or losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of these swap positions are recognized as Floorplan interest expense or Other interest expense, net in the Company’s accompanying Consolidated Statements of Operations. To the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. As of June 30, 2018, all of the Company’s derivative instruments that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for the three and six months ended June 30, 2018 or 2017, respectively.
The Company held 24 interest rate derivative instruments in effect as of June 30, 2018 of $804.6 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.6%. For the three months ended June 30, 2018 and 2017, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $1.3 million and $2.7 million, respectively. For the six months ended June 30, 2018 and 2017, the impact of the Company's interest rate hedges in effect increased floorplan expense by $3.0 million and $5.7 million, respectively. Total floorplan interest expense, inclusive of the aforementioned impact of the Company's interest rate hedges, was $14.6 million and $13.2 million for the three months ended June 30, 2018 and 2017, respectively, and $28.7 million and $25.2 million for the six months ended June 30, 2018 and 2017, respectively.
In addition to the $804.6 million of swaps in effect as of June 30, 2018, the Company held seven additional interest rate derivative instruments with forward start dates between December 2018 and December 2020 and expiration dates between December 2021 and December 2030. The aggregate notional value of these seven forward-starting swaps was $375.0 million, and the weighted average interest rate was 1.8%. The combination of the interest rate derivative instruments currently in effect and these forward-starting derivative instruments is structured such that the notional value in effect at any given time through December 2030 does not exceed $902.4 million, which is less than the Company's expectation for variable-rate debt outstanding during such period.
Assets and liabilities associated with interest rate derivative instruments as reflected in the accompanying balance sheets were as follows:

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of June 30, 2018	As of December 31, 2017
	(In thousands)
Assets from interest rate risk management activities:
Other long-term assets	$18,548	$9,501
Total	$18,548	$9,501

Liabilities from interest rate risk management activities:
Current	$682	$1,996
Long-term	1,597	8,583
Total	$2,279	$10,579
Included in Accumulated Other Comprehensive Loss at June 30, 2018 and 2017 were accumulated unrealized gains, net of income taxes, totaling $12.5 million and unrealized losses, net of income taxes, totaling $7.3 million, respectively, related to these interest rate derivative instruments.
The following table presents the impact during the current and comparative prior year periods for the Company's interest rate derivative instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	2018	2017
	(In thousands)
Interest rate derivative instruments	$11,305	$(2,180)

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Six Months Ended June 30,
	2018	2017
	(In thousands)
Floorplan interest expense	$(2,999)	$(5,656)
Other interest expense	(390)	(1,154)
The net amount of loss expected to be reclassified out of other comprehensive income (loss) into earnings as additional floorplan interest expense or other interest expense in the next twelve months is $0.2 million.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2014 Long Term Incentive Plan (the “Incentive Plan”), as well as to employees pursuant to its Employee Stock Purchase Plan, as amended and restated (the “Purchase Plan”, formerly named the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan).
Long Term Incentive Plan
The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986, as amended (the “Code”) and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of June 30, 2018, there were 870,739 shares available for issuance under the Incentive Plan.
Restricted Stock and Restricted Stock Unit Awards
Under the Incentive Plan, the Company grants to non-employee directors and certain employees restricted stock awards or, at their election, restricted stock units (to non-employee directors only) at no cost to the recipient. Restricted stock awards qualify as participating securities because each award contains non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 6, “Earnings Per Share”, for further details. Restricted stock awards are considered outstanding at the date of grant but are subject to vesting periods upon issuance of up to five years. Since they convey no voting rights, restricted stock units are not considered outstanding when issued. In the event an employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the awards, in most cases, will be forfeited to the Company. When restricted stock vests, the Company settles utilizing new shares or treasury shares, if available. Restricted stock units settle in cash upon the termination of the grantees’ employment or directorship. Compensation expense for restricted stock awards is calculated based on the market price of the Company’s common stock at the date of grant and recognized over the requisite service period. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate.
A summary of the restricted stock awards as of June 30, 2018, along with the changes during the six months then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	702,778	$68.23
Granted	210,971	75.28
Vested	(191,794)	62.67
Forfeited	(23,015)	70.22
Nonvested at June 30, 2018	698,940	$71.80
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of June 30, 2018, there were 1,063,449 shares available for issuance under the Purchase Plan. During the six months ended June 30, 2018 and 2017, the Company issued 75,663 and 65,042 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company's Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
The weighted average per share fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $15.47 and $17.38 for the six months ended June 30, 2018 and 2017, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation
Total stock-based compensation cost was $4.3 million and $4.4 million for the three months ended June 30, 2018 and 2017, respectively, and $9.9 million and $10.5 million for the six months ended June 30, 2018 and 2017, respectively. Cash received from Purchase Plan purchases was $4.0 million and $3.8 million for the six months ended June 30, 2018 and 2017, respectively.

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
The following table sets forth the calculation of EPS for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	20,036	20,516	20,167	20,604
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	10	6	9	5
Weighted average dilutive common shares outstanding	20,046	20,522	20,176	20,609
Basic:
Net Income	$56,463	$39,133	$92,277	$73,072
Less: Earnings allocated to participating securities	1,916	1,389	3,123	2,645
Net income available to basic common shares	$54,547	$37,744	$89,154	$70,427
Basic earnings per common share	$2.72	$1.84	$4.42	$3.42
Diluted:
Net Income	$56,463	$39,133	$92,277	$73,072
Less: Earnings allocated to participating securities	1,916	1,389	3,123	2,645
Net income available to diluted common shares	$54,547	$37,744	$89,154	$70,427
Diluted earnings per common share	$2.72	$1.84	$4.42	$3.42
7. INCOME TAXES
For the three and six months ended June 30, 2018, the Company's effective tax rate decreased to 24.9% and 24.0%, respectively, as compared to 36.6% and 35.3% for the three and six months ended June 30, 2017, respectively. This decrease was primarily due to the impact of the Tax Act that made broad and complex changes to the Code. Those changes include, but are not limited to, reducing the U.S. federal corporate tax rate from 35.0% to 21.0%, creating a territorial tax system that generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, requiring companies to pay a one-time transition tax on unrepatriated earnings of their foreign subsidiaries, creating a “minimum tax” on certain foreign earnings (i.e. global intangible low-taxed income, or “GILTI”), limiting the deduction for net interest expense incurred by U.S. corporations, and eliminating certain deductions, including deductions for certain compensation arrangements and certain other business expenses. The Company recognizes the tax on GILTI as a period expense in the period the tax is incurred. Under this policy, the Company has not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period. As of June 30, 2018, the Company estimated that the 2018 GILTI tax will not be material.
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The Company's effective income tax rate of 24.9% and 24.0% for the three and six months ended June 30, 2018, respectively, was more than the U.S. federal statutory rate of 21.0%, due primarily to: (1) the taxes provided for in U.S. state jurisdictions; (2) valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil; (3) unrecognized tax benefits with respect to uncertain tax positions; and (4) the deferred tax impact of certain goodwill amortization in Brazil, partially offset by: (1) income generated in the U.K., which is taxed at a 19.0% statutory rate; and (2) excess tax deductions for restricted stock awards.
In accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Job Act (“SAB 118”), the Company made a reasonable estimate of the Tax Act’s impact and provisionally recorded this estimate in its results for the period ended December 31, 2017. As of June 30, 2018, the Company has not completed its accounting for the aspects of the Tax Act recorded provisionally: the re-measurement of deferred taxes based on the reduced tax rate, and the

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company's provisional determination that the Company does not have a transition tax liability for previously untaxed accumulated and current earnings and profits of foreign subsidiaries. The Company will continue to gather data and evaluate the impact of the Tax Act after the Company has considered additional guidance issued by the U.S. Treasury Department, the IRS, state tax authorities and other standard-setting bodies. This analysis may result in adjustments to the provisional amounts, which would impact the Company's provision for income taxes and effective tax rate for the period in which the adjustments are made. The Company expects to complete its accounting for the Tax Act in 2018.
As of June 30, 2018, the Company's unrecognized tax benefits totaled $1.3 million, including related interest and penalty. To the extent that any such tax benefits are recognized in the future, such recognition would reduce the tax liability in that period by approximately $1.1 million. Consistent with prior treatment of tax related assessments, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company's taxable years 2013 and subsequent remain open for examination in the U.S. The Company's taxable years 2016 and subsequent remain open in the U.K., and taxable years 2012 and subsequent remain open in Brazil.
8. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Amounts due from manufacturers	$94,629	$109,599
Parts and service receivables (1)	53,884	39,343
Finance and insurance receivables	21,939	25,293
Other	10,818	17,514
Total accounts and notes receivable	181,270	191,749
Less allowance for doubtful accounts	2,931	3,138
Accounts and notes receivable, net (1)	$178,339	$188,611
Inventories consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
New vehicles	$1,169,356	$1,194,632
Used vehicles	350,803	350,760
Rental vehicles	130,632	144,213
Parts, accessories and other (1)	80,392	82,755
Total inventories	1,731,183	1,772,360
Less lower of cost or net realizable value allowance	9,934	9,067
Inventories, net (1)	$1,721,249	$1,763,293
(1) December 31, 2017 balances have not been adjusted under the modified retrospective approach as a part of the implementation of Topic 606. See Note 1, “Interim Financial Information”, for further detail.

New, used, and rental vehicles are valued at the lower of specific cost or net realizable value and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost (determined on either a first-in, first-out or an average cost basis) or net realizable value.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment consisted of the following:

	Estimated Useful Lives in Years	June 30, 2018	December 31, 2017
		(In thousands)
Land	—	$478,589	$482,600
Buildings	25 to 50	724,451	700,257
Leasehold improvements	varies	185,528	172,071
Machinery and equipment	7 to 20	122,734	117,781
Furniture and fixtures	3 to 10	107,528	100,881
Company vehicles	3 to 5	12,236	11,933
Construction in progress	—	48,886	41,824
Total		1,679,952	1,627,347
Less accumulated depreciation		331,431	308,388
Property and equipment, net		$1,348,521	$1,318,959
During the six months ended June 30, 2018, the Company incurred $65.1 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities, excluding $8.8 million of capital expenditures accrued as of December 31, 2017. As of June 30, 2018, the Company had accrued $8.6 million of capital expenditures. Additionally, during the six months ended June 30, 2018, the Company purchased real estate (including land and buildings) associated with existing dealership operations totaling $23.0 million. In conjunction with the acquisition of dealerships and franchises in the six months ended June 30, 2018, the Company acquired $9.7 million of real estate and other property and equipment.
In conjunction with the one U.S. dealership disposition during the six months ended June 30, 2018 that is described in Note 3, “Acquisitions and Dispositions”, the Company disposed of land, building and other equipment that totaled $20.7 million. Further, the Company identified $17.4 million of property and equipment qualifying as held-for-sale assets as of June 30, 2018 and reclassified such assets to Prepaid expenses and other current assets.

9. CREDIT FACILITIES
In the U.S., the Company has a $1.8 billion revolving syndicated credit arrangement that matures on June 17, 2021 and is comprised of 24 financial institutions, including six manufacturer-affiliated finance companies (“Revolving Credit Facility”), consisting of two tranches. The borrowing capacity of the Revolving Credit Facility can be allocated between the two tranches, subject to certain limits. For U.S. vehicle inventory floorplan financing, the Revolving Credit Facility provides a maximum of $1.75 billion (“Floorplan Line”) and, for working capital and general corporate purposes (including acquisitions), the Revolving Credit Facility provides a maximum of $360.0 million and a minimum of $50.0 million (“Acquisition Line”). The Company also has a $300.0 million floorplan financing arrangement (“FMCC Facility”) with Ford Motor Credit Company (“FMCC”) for financing of new Ford vehicles in the U.S. and other floorplan financing arrangements with several other automobile manufacturers for financing of a portion of its U.S. rental vehicle inventory. Within the Company's Consolidated Balance Sheets, Floorplan notes payable - credit facility and other primarily reflects amounts payable for the purchase of specific new, used, and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts related to the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of a portion of the Company's rental vehicles in the U.S. (through lenders affiliated with the respective manufacturer), as well as the financing of new, used, and rental vehicles with manufacturer affiliates in both the U.K. and Brazil. Payments on the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities.
Revolving Credit Facility
After considering the outstanding balance of $995.6 million at June 30, 2018, the Company had $444.4 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $444.4 million available borrowings under the Floorplan Line was $119.6 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 3.2% and 2.7% as of June 30, 2018 and December 31, 2017, respectively, excluding the impact of the Company’s interest rate derivative instruments. With regards to the Acquisition Line, there were $39.6 million of borrowings outstanding as of

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2018 and $27.0 million of borrowings outstanding as of December 31, 2017, both of which consisted entirely of borrowings in British pound sterling. The interest rate on the Acquisition Line was 2.24% as of June 30, 2018, representing the applicable rate for borrowings in British pound sterling. After considering $25.0 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $295.1 million of available borrowing capacity under the Acquisition Line as of June 30, 2018. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments, and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $208.5 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on April 1, 2014 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock after June 2, 2014 and ending on the date of determination less (c) cash dividends and share repurchases after June 2, 2014 (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per the Consolidated Financial Statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of June 30, 2018, the Credit Facility Restricted Payment Basket totaled $162.1 million. The Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility as of June 30, 2018. All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company's obligations under the Revolving Credit Facility are secured by essentially all of the Company's U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financial institutions.
Ford Motor Credit Company Facility
As of June 30, 2018, the Company had an outstanding balance of $144.1 million under the FMCC Facility with an available floorplan borrowing capacity of $155.9 million. Included in the $155.9 million of available borrowings under the FMCC Facility was $24.5 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 6.50% before considering the applicable incentives as of June 30, 2018.
Other Credit Facilities
The Company has credit facilities with financial institutions in the U.K., most of which are affiliated with the manufacturers, for financing new, used, and rental vehicle inventories related to its U.K. operations. As of June 30, 2018, borrowings outstanding under these facilities totaled $139.5 million. Annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 30 days, ranged from 1.65% to 3.45%.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used, and rental vehicle inventories related to its Brazilian operations. As of June 30, 2018, borrowings outstanding under these facilities totaled $20.1 million. Annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, ranged from 10.92% to 16.63%.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. As of June 30, 2018, borrowings outstanding under these rental vehicle facilities totaled $108.7 million, with interest rates that vary up to 6.50%.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts and capitalized debt issuance costs. Long-term debt consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
5.00% senior notes (aggregate principal of $550,000 at June 30, 2018 and December 31, 2017)	$542,888	$542,063
5.25% senior notes (aggregate principal of $300,000 at June 30, 2018 and December 31, 2017)	296,440	296,151
Acquisition line	39,636	26,988
Real estate related and other long-term debt	476,178	440,845
Capital lease obligations related to real estate, maturing in varying amounts through December 2037 with a weighted average interest rate of 8.5% and 10.4%, respectively	64,523	51,665
	1,419,665	1,357,712
Less current maturities of long-term debt	61,667	39,528
	$1,357,998	$1,318,184
Included in current maturities of long-term debt and short-term financing in the Company's Consolidated Balance Sheets, as of June 30, 2018 and December 31, 2017, were two short-term revolving working capital loan agreements with third-party financial institutions in the U.K. that totaled $13.1 million and $13.4 million, respectively. During the six months ended June 30, 2018, the Company made borrowings of $26.4 million and principal payments of $26.6 million under these U.K. working capital loans. Also included in current maturities of long-term debt and short-term financing as of June 30, 2018 was a short-term financing arrangement in Brazil that totaled $1.7 million, which represented borrowings of $2.4 million and repayments of $0.3 million during the six months ended June 30, 2018. Included in current maturities of long-term debt and short-term financing as of December 30, 2017 was an unsecured loan agreement with a third-party financial institution in the U.S. that totaled $24.7 million. During the six months ended June 30, 2018, the Company repaid the entire balance outstanding under the U.S. unsecured loan.
Real Estate Related and Other Long-Term Debt
The mortgage loans in the U.S. consist of 61 term loans for an aggregate principal amount of $432.7 million. As of June 30, 2018, borrowings outstanding under these notes totaled $365.5 million, with $46.0 million classified as a current maturity of long-term debt. For the six months ended June 30, 2018, the Company made additional borrowings and principal payments, including repayment of the mortgage associated with the U.S. dealership disposition described in Note 3, “Acquisitions and Dispositions”, of $42.7 million and $27.2 million, respectively.
The Company has entered into 18 separate term mortgage loans in the U.K. with other third-party financial institutions which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are denominated in British pound sterling and are being repaid in monthly installments that will mature by September 2034. As of June 30, 2018, borrowings under the U.K. mortgage loans totaled $80.7 million, with $7.9 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the six months ended June 30, 2018, the Company made additional borrowings and principal payments of $12.1 million and $8.6 million, respectively, associated with the U.K. Notes. Additionally, during the six months ended June 30, 2018, the Company entered into an unsecured loan agreement in the U.K. with a third-party financial institution that matures in March 2028. As of June 30, 2018, borrowings under the agreement totaled $20.4 million, with $2.1 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
The Company has a separate term mortgage loan in Brazil with a third-party financial institution, which is denominated in Brazilian real and is secured by one of the Company's Brazilian properties, as well as a guarantee from the Company. The mortgage is being repaid in monthly installments through April 2025. As of June 30, 2018, borrowings under the Brazil mortgage totaled $2.6 million, with $0.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the six months ended June 30, 2018, the Company made no additional borrowings and made principal payments of $0.3 million associated with the Brazil mortgage.
The Company also has a working capital loan agreement with a third-party financial institution in Brazil. As of June 30, 2018, borrowings under the Brazilian third-party loan totaled $5.7 million. For the six months ended June 30, 2018, the Company made no additional borrowings or principal payments.
Fair Value of Long-Term Debt

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company's outstanding 5.00% Notes had a fair value of $548.3 million and $567.9 million as of June 30, 2018 and December 31, 2017, respectively. The Company's outstanding 5.25% Notes had a fair value of $291.2 million and $310.9 million as of June 30, 2018 and December 31, 2017, respectively. The carrying value of the Company's fixed interest rate borrowings included in real estate related and other long-term debt totaled $83.2 million and $86.8 million as of June 30, 2018 and December 31, 2017, respectively. The fair value of such fixed interest rate borrowings was $85.0 million and $92.9 million as of June 30, 2018 and December 31, 2017, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2018 and December 31, 2017. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
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
The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt, and interest rate derivative instruments. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments and/or the existence of variable interest rates. The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified demand obligations, interest rate derivative instruments, and investment balances in certain financial institutions as having met such criteria. See Note 10, “Long-Term Debt”, for details regarding the fair value of the Company's long-term debt.
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
In addition, the Company maintains an investment balance with certain of the financial institutions in Brazil that provide credit facilities for the financing of new, used, and rental vehicle inventories. The investment balances bear interest at a variable rate and are redeemable by the Company in the future under certain conditions. The Company has classified these investment balances as restricted cash within Other Assets in the accompanying Consolidated Balance Sheets. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices that are observable or that can be corroborated by observable data by correlation. Accordingly, the Company has classified these instruments within Level 2 of the hierarchy framework.
The Company's derivative financial instruments are recorded at fair market value. See Note 4, “Derivative Instruments and Risk Management Activities”, for further details regarding the Company's derivative financial instruments.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities recorded at fair value, within Level 2 of the hierarchy framework, in the accompanying balance sheets as of June 30, 2018 and December 31, 2017, respectively, were as follows:

	As of June 30, 2018	As of December 31, 2017
	(In thousands)
Assets:
Investments	$2,057	$844
Demand obligations	13	13
Interest rate derivative financial instruments	18,548	9,501
Total	$20,618	$10,358
Liabilities:
Interest rate derivative financial instruments	$2,279	$10,579
Total	$2,279	$10,579

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company’s dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, as well as claims involving the manufacturers of automobiles, contractual disputes, and other matters arising in the ordinary course of business. Due to the nature of the automotive retailing business, the Company may be involved in legal proceedings or suffer losses that could have a material adverse effect on the Company’s business. In the normal course of business, the Company is required to respond to customer, employee, and other third-party complaints. Amounts that have been accrued or paid related to the settlement of litigation are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. In addition, the manufacturers of the vehicles that the Company sells and services have audit rights allowing them to review the validity of amounts claimed for incentive, rebate, or warranty-related items and charge the Company back for amounts determined to be invalid payments under the manufacturers’ programs, subject to the Company’s right to appeal any such decision. Amounts that have been accrued or paid related to the settlement of manufacturer chargebacks of recognized incentives and rebates are included in cost of sales in the Company’s Consolidated Statements of Operations, while such amounts for manufacturer chargebacks of recognized warranty-related items are included as a reduction of Revenues in the Company’s Consolidated Statements of Operations.
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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships and continue to be primarily obligated on the lease. In these situations, the Company’s subsidiaries retain primary responsibility for the performance of certain obligations under such leases. To the extent that the Company remains primarily responsible under such leases, a quantification of such lease obligations is included in the Company's disclosure of future minimum lease payments for non-cancelable operating leases in Note 18,“Operating Leases”, to Item 8. “Financial Statements and Supplementary Data” of the 2017 Form 10-K.
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

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2017	$255,981	$29,483	$168	$285,632
Additions through acquisitions	1,301	7,454	—	8,755
Disposals and assets held for sale	(4,872)	—	—	(4,872)
Impairments	(1,169)	—	—	(1,169)
Currency translation	—	(955)	(25)	(980)
BALANCE, June 30, 2018	$251,241	$35,982	$143	$287,366

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2017	$835,267	$65,034	$12,733	$913,034	(1)
Additions through acquisitions	14,199	29,281	4,285	47,765
Purchase price allocation adjustments	12	—	—	12
Disposals and assets held for sale	(9,981)	—	—	(9,981)
Currency translation	—	(2,692)	(2,303)	(4,995)
BALANCE, June 30, 2018	$839,497	$91,623	$14,715	$945,835	(1)
(1) Net of accumulated impairment of $97.8 million.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30, 2018
	Accumulated foreign currency translation loss	Accumulated gain (loss) on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2017	$(122,552)	$(674)	$(123,226)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(16,315)	14,875	(1,440)
Tax effect	—	(3,570)	(3,570)
Amounts reclassified from accumulated other comprehensive loss to:
Floorplan interest expense (pre-tax)	—	2,999	2,999
Other interest expense (pre-tax)	—	390	390
Realized gain on swap termination (pre-tax)	—	(918)	(918)
Tax effect	—	(593)	(593)
Net current period other comprehensive income (loss)	(16,315)	13,183	(3,132)
Balance, June 30, 2018	$(138,867)	$12,509	$(126,358)

	Six Months Ended June 30, 2017
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2016	$(137,613)	$(9,331)	$(146,944)
Other comprehensive income (loss) before reclassifications:
Pre-tax	8,600	(3,488)	5,112
Tax effect	—	1,308	1,308
Amounts reclassified from accumulated other comprehensive loss to:
Floorplan interest expense (pre-tax)	—	5,656	5,656
Other interest expense (pre-tax)	—	1,154	1,154
Tax effect	—	(2,554)	(2,554)
Net current period other comprehensive income	8,600	2,076	10,676
Balance, June 30, 2017	$(129,013)	$(7,255)	$(136,268)

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. SEGMENT INFORMATION
As of June 30, 2018, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segment and, therefore, the corporate financial results are included within the U.S. reportable segment.
Reportable segment revenue, income (loss) before income taxes, (provision) benefit for income taxes and net income (loss) were as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
Total revenues	$2,168,001	$666,883	$108,578	$2,943,462	$4,256,487	$1,327,425	$219,576	$5,803,488
Income before income taxes	68,942	6,016	230	75,188	109,452	11,753	150	121,355
Provision for income taxes	(17,402)	(903)	(420)	(18,725)	(26,759)	(1,765)	(554)	(29,078)
Net income (loss) (1)	51,540	5,113	(190)	56,463	82,693	9,988	(404)	92,277

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
Total revenues	$2,123,690	$437,103	$111,402	$2,672,195	$4,091,409	$887,430	$212,185	$5,191,024
Income before income taxes	56,069	4,929	692	61,690	101,675	10,310	901	112,886
Provision for income taxes	(21,696)	(806)	(55)	(22,557)	(38,043)	(1,676)	(95)	(39,814)
Net income (2)	34,373	4,123	637	39,133	63,632	8,634	806	73,072
(1) Includes the following after tax: gain on real estate and dealership transactions of $15.2 million for the three and six months ended June 30, 2018 in the U.S. segment; loss due to catastrophic events of $4.4 million for the three and six months ended June 30, 2018 in the U.S. segment; loss of $3.2 million for non-cash asset impairments for the three and six months ended June 30, 2018 in the U.S. segment; loss of $1.5 million for legal settlements for the three and six months ended June 30, 2018 in the U.S. segment; and loss of $0.5 million for legal settlements for the three and six months ended June 30, 2018 in the Brazil segment.
(2) Includes an after tax gain on a legal settlement with an original equipment manufacturer (“OEM”) partner of $1.1 million, in the U.S., for the six months ended June 30, 2017.
Reportable segment total assets as of June 30, 2018 and December 31, 2017, were as follows:

	As of June 30, 2018
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,971,289	$784,896	$130,557	$4,886,742

	As of December 31, 2017
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$4,087,039	$654,154	$129,872	$4,871,065

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of June 30, 2018 and December 31, 2017, and for the six months ended June 30, 2018 and 2017, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes) guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations, and cash flows items that are not necessarily indicative of the financial position, results of operations, or cash flows of these entities had they operated on a stand-alone basis. In accordance with Rule 3-10 of Regulation S-X, condensed consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under the 5.00% Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current wholly owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X). There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2018

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$8,676	$32,899	$—	$41,575
Contracts-in-transit and vehicle receivables, net	—	188,592	61,114	—	249,706
Accounts and notes receivable, net	—	132,452	45,887	—	178,339
Intercompany accounts receivable	39,636	56,435	—	(96,071)	—
Inventories, net	—	1,379,275	341,974	—	1,721,249
Prepaid expenses and other current assets	779	35,273	44,905	—	80,957
Total current assets	40,415	1,800,703	526,779	(96,071)	2,271,826
PROPERTY AND EQUIPMENT, net	—	1,118,917	229,604	—	1,348,521
GOODWILL	—	839,498	106,337	—	945,835
INTANGIBLE FRANCHISE RIGHTS	—	251,240	36,126	—	287,366
INVESTMENT IN SUBSIDIARIES	2,982,451	—	—	(2,982,451)	—
OTHER ASSETS	—	22,243	10,951	—	33,194
Total assets	$3,022,866	$4,032,601	$909,797	$(3,078,522)	$4,886,742

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,115,163	$32,729	$—	$1,147,892
Offset account related to floorplan notes payable - credit facility	—	(119,562)	—	—	(119,562)
Floorplan notes payable — manufacturer affiliates	—	277,299	126,934	—	404,233
Offset account related to floorplan notes payable - manufacturer affiliates	—	(24,500)	—	—	(24,500)
Current maturities of long-term debt and short-term financing	—	50,720	25,692	—	76,412
Current liabilities from interest rate risk management activities	—	682	—	—	682
Accounts payable	—	210,791	231,786	—	442,577
Intercompany accounts payable	855,557	—	56,434	(911,991)	—
Accrued expenses	—	156,283	32,744	—	189,027
Total current liabilities	855,557	1,666,876	506,319	(911,991)	2,116,761
LONG-TERM DEBT, net of current maturities	878,964	354,002	125,032	—	1,357,998
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	1,597	—	—	1,597
DEFERRED INCOME TAXES AND OTHER LIABILITIES	769	223,692	13,313	—	237,774
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,287,576	2,602,354	265,133	(2,982,451)	1,172,612
Intercompany note receivable	—	(815,920)	—	815,920	—
Total stockholders’ equity	1,287,576	1,786,434	265,133	(2,166,531)	1,172,612
Total liabilities and stockholders’ equity	$3,022,866	$4,032,601	$909,797	$(3,078,522)	$4,886,742

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

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2018

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
REVENUES	$—	$2,168,001	$775,461	$—	$2,943,462
COST OF SALES	—	1,817,331	687,968	—	2,505,299
GROSS PROFIT	—	350,670	87,493	—	438,163
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	635	231,923	75,534	—	308,092
DEPRECIATION AND AMORTIZATION EXPENSE	—	13,040	3,598	—	16,638
ASSET IMPAIRMENTS	—	4,268	—	—	4,268
INCOME (LOSS) FROM OPERATIONS	(635)	101,439	8,361	—	109,165
OTHER EXPENSE:
Floorplan interest expense	—	(12,810)	(1,753)	—	(14,563)
Other interest expense, net	—	(17,331)	(2,083)	—	(19,414)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(635)	71,298	4,525	—	75,188
BENEFIT (PROVISION) FOR INCOME TAXES	153	(17,556)	(1,322)	—	(18,725)
EQUITY IN EARNINGS OF SUBSIDIARIES	56,945	—	—	(56,945)	—
NET INCOME (LOSS)	$56,463	$53,742	$3,203	$(56,945)	$56,463
OTHER COMPREHENSIVE INCOME (lOSS)	—	3,778	(24,186)	—	(20,408)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$56,463	$57,520	$(20,983)	$(56,945)	$36,055

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Six Months Ended June 30, 2018

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
REVENUES	$—	$4,256,488	$1,547,000	$—	$5,803,488
COST OF SALES	—	3,570,133	1,375,429	—	4,945,562
GROSS PROFIT	—	686,355	171,571	—	857,926
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,403	481,088	148,948	—	632,439
DEPRECIATION AND AMORTIZATION EXPENSE	—	25,921	7,059	—	32,980
ASSET IMPAIRMENTS	—	4,268	—	—	4,268
INCOME (LOSS) FROM OPERATIONS	(2,403)	175,078	15,564	—	188,239
OTHER EXPENSE:
Floorplan interest expense	—	(25,147)	(3,503)	—	(28,650)
Other interest expense, net	—	(34,348)	(3,886)	—	(38,234)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,403)	115,583	8,175	—	121,355
BENEFIT (PROVISION) FOR INCOME TAXES	577	(27,336)	(2,319)	—	(29,078)
EQUITY IN EARNINGS OF SUBSIDIARIES	94,103	—	—	(94,103)	—
NET INCOME (LOSS)	$92,277	$88,247	$5,856	$(94,103)	$92,277
OTHER COMPREHENSIVE INCOME (LOSS)	—	13,183	(16,315)	—	(3,132)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$92,277	$101,430	$(10,459)	$(94,103)	$89,145

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
REVENUES	$—	$2,123,691	$548,504	$—	$2,672,195
COST OF SALES	—	1,783,218	484,085	—	2,267,303
GROSS PROFIT	—	340,473	64,419	—	404,892
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	533	242,014	56,021	—	298,568
DEPRECIATION AND AMORTIZATION EXPENSE	—	11,926	2,167	—	14,093
INCOME (LOSS) FROM OPERATIONS	(533)	86,533	6,231	—	92,231
OTHER EXPENSE:
Floorplan interest expense	—	(12,062)	(1,164)	—	(13,226)
Other interest expense, net	—	(16,568)	(747)	—	(17,315)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(533)	57,903	4,320	—	61,690
BENEFIT (PROVISION) FOR INCOME TAXES	200	(21,895)	(862)	—	(22,557)
EQUITY IN EARNINGS OF SUBSIDIARIES	39,467	—	—	(39,467)	—
NET INCOME (LOSS)	$39,134	$36,008	$3,458	$(39,467)	$39,133
OTHER COMPREHENSIVE INCOME (LOSS)	—	(581)	4,462	—	3,881
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$39,134	$35,427	$7,920	$(39,467)	$43,014

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Six Months Ended June 30, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
REVENUES	$—	$4,091,409	$1,099,615	$—	$5,191,024
COST OF SALES	—	3,430,341	972,269	—	$4,402,610
GROSS PROFIT	—	661,068	127,346	—	788,414
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,499	474,625	111,223	—	588,347
DEPRECIATION AND AMORTIZATION EXPENSE	—	23,493	4,206	—	27,699
INCOME (LOSS) FROM OPERATIONS	(2,499)	162,950	11,917	—	172,368
OTHER EXPENSE:
Floorplan interest expense	—	(22,940)	(2,228)	—	(25,168)
Other interest expense, net	—	(32,842)	(1,472)	—	(34,314)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,499)	107,168	8,217	—	112,886
BENEFIT (PROVISION) FOR INCOME TAXES	937	(38,979)	(1,772)	—	(39,814)
EQUITY IN EARNINGS OF SUBSIDIARIES	74,634	—	—	(74,634)	—
NET INCOME (LOSS)	$73,072	$68,189	$6,445	$(74,634)	$73,072
OTHER COMPREHENSIVE INCOME	—	2,076	8,600	—	10,676
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$73,072	$70,265	$15,045	$(74,634)	$83,748

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2018

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$92,277	$155,215	$15,614	$263,106
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(31,144)	(43,721)	(74,865)
Proceeds from disposition of franchises, property and equipment	—	73,785	2,138	75,923
Purchases of property and equipment, including real estate	—	(56,116)	(32,114)	(88,230)
Deposits for real estate and dealership acquisitions	(400)	(255)	—	(655)
Other	—	—	—	—
Net cash used in investing activities	(400)	(13,730)	(73,697)	(87,827)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	3,261,353	62,445	3,323,798
Repayments on credit facility - floorplan line and other	—	(3,412,939)	(48,555)	(3,461,494)
Borrowings on credit facility - acquisition line	98,596	—	—	98,596
Repayments on credit facility - acquisition line	(84,884)	—	—	(84,884)
Borrowings on other debt	—	60,081	51,061	111,142
Principal payments on other debt	(24,741)	(24,209)	(26,834)	(75,784)
Borrowings on debt related to real estate	—	42,656	12,055	54,711
Principal payments on debt related to real estate	—	(54,144)	(9,224)	(63,368)
Employee stock purchase plan purchases, net of employee tax withholdings	11	—	—	11
Repurchases of common stock, amounts based on settlement date	(51,276)	—	—	(51,276)
Proceeds from termination of mortgage swap	—	918	—	918
Dividends paid	(10,836)	—	—	(10,836)
Borrowings (repayments) with subsidiaries	(35,703)	18,141	17,562	—
Investment in subsidiaries	16,956	(34,762)	17,806	—
Net cash provided by (used in) financing activities	(91,877)	(142,905)	76,316	(158,466)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(2,812)	(2,812)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(1,420)	15,421	14,001
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	10,096	19,535	29,631
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$8,676	$34,956	$43,632

Table of Contents         GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$73,072	$(32,554)	$11,644	$52,162
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	—	(95)	(95)
Proceeds from disposition of franchises, property and equipment	—	265	2,317	2,582
Purchases of property and equipment, including real estate	—	(60,594)	(6,672)	(67,266)
Deposits for real estate and dealership acquisitions	—	273	(57,372)	(57,099)
Other	—	2,074	—	2,074
Net cash used in investing activities	—	(57,982)	(61,822)	(119,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	3,319,971	49,609	3,369,580
Repayments on credit facility - floorplan line and other	—	(3,244,979)	(43,388)	(3,288,367)
Borrowings on credit facility - acquisition line	47,509	—	—	47,509
Repayments on credit facility - acquisition line	(15,000)	—	—	(15,000)
Borrowings on other debt	—	—	5,137	5,137
Principal payments on other debt	—	(542)	—	(542)
Borrowings on debt related to real estate	—	—	12,901	12,901
Principal payments on debt related to real estate	—	(11,183)	(2,714)	(13,897)
Employee stock purchase plan purchases, net of employee tax withholdings	2,487	—	—	2,487
Repurchases of common stock, amounts based on settlement date	(39,025)	—	—	(39,025)
Dividends paid	(10,200)	—	—	(10,200)
Borrowings (repayments) with subsidiaries	32,214	(65,909)	33,695	—
Investment in subsidiaries	(91,057)	91,017	40	—
Net cash provided by (used in) financing activities	(73,072)	88,375	55,280	70,583
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	117	117
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(2,161)	5,219	3,058
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	8,039	16,207	24,246
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$5,878	$21,426	$27,304

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements may appear throughout this report including, but not limited to, the following sections: “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” This information includes statements regarding our strategy, plans, goals or current expectations with respect to, among other things:
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
Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our expectations and beliefs as of the date of this Form 10-Q concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ from those in the forward-looking statements for a number of reasons, include:
•future deterioration in the economic environment, including consumer confidence, interest rates, the prices of oil and gasoline, the level of manufacturer incentives, the implementation of international and domestic trade tariffs, and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services, and finance and insurance products;
•adverse domestic and international developments such as war, terrorism, political conflicts, or other hostilities may adversely affect the demand for our products and services;
•the existing and future regulatory environment, including legislation related to the Dodd-Frank Wall Street Reform and Consumer Protection Act, climate control changes legislation, and unexpected litigation or adverse legislation, including changes in state franchise laws, may impose additional costs on us or otherwise adversely affect us;
•a concentration of risk associated with our principal automobile manufacturers, especially Toyota, Nissan, Honda, BMW, Ford, Daimler, General Motors, Chrysler, and Volkswagen, because of financial distress, bankruptcy, natural disasters that disrupt production, or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, insurance, advertising, or other assistance to us;
•restructuring by one or more of our principal manufacturers, up to and including bankruptcy, may cause us to suffer financial loss in the form of uncollectible receivables, devalued inventory, or loss of franchises;

•requirements imposed on us by our manufacturers may require dispositions, limit our acquisitions, or require increases in the level of capital expenditures related to our dealership facilities;
•our existing and/or new dealership operations may not perform at expected levels or achieve expected improvements;
•our failure to achieve expected future cost savings or future costs may be higher than we expect;
•manufacturer quality issues, including the recall of vehicles, may negatively impact vehicle sales and brand reputation;
•available capital resources, increases in cost of financing (such as higher interest rates), and our various debt agreements may limit our ability to complete acquisitions, complete construction of new or expanded facilities, repurchase shares, or pay dividends;
•our ability to refinance or obtain financing in the future may be limited and the cost of financing could increase significantly;
•foreign exchange controls and currency fluctuations;
•new accounting standards could materially impact our reported earnings per share;
•our ability to acquire new dealerships and successfully integrate those dealerships into our business;
•the impairment of our goodwill, our indefinite-lived intangibles, and our other long-lived assets;
•natural disasters, adverse weather events, and other catastrophic events;
•a cybersecurity breach, including a breach of personally identifiable information about our customers or employees;
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), as well as “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk.”
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no responsibility, and expressly disclaim any duty, to update any such statements, whether as a result of new information, new developments, or otherwise, or to publicly release the result of any revision of our forward-looking statements after the date they are made, except to the extent required by law.

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
In the preparation of our financial statements and reporting of our operating results in accordance with United States generally accepted accounting principles (“U.S. GAAP”), certain non-core business items are required to be presented. Examples of items that we consider non-core include non-cash asset impairment charges, gains and losses on dealership, franchise or real estate transactions, and catastrophic events such as hail storms, hurricanes, and snow storms. In order to improve the transparency of our disclosures, provide a meaningful presentation of results from our core business operations, and improve period-over-period comparability, we have included certain adjusted financial measures that exclude the impact of these non-core business items. These adjusted measures are not measures of financial performance under U.S. GAAP, but are instead considered non-GAAP financial performance measures.
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
Our management uses these adjusted measures in conjunction with U.S. GAAP financial measures to assess our business, including communication with our Board of Directors, investors, and industry analysts concerning financial performance. Therefore, we believe these adjusted financial measures are relevant and useful to users of the following financial information. For further explanation and reconciliation to the most directly comparable U.S. GAAP measures, see “Non-GAAP Financial Measures” below.
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are aligned into three geographic regions: the United States (“U.S.”), the United Kingdom (“U.K.”) and Brazil. Our President of U.S. Operations reports directly to our Chief Executive Officer and is responsible for the overall performance of the U.S. region, including dealership operations management. The operations of the Company's international regions are structured similar to the U.S. region. As such, our three reportable segments are the U.S., which includes the activities of our corporate office, the U.K., and Brazil.
As of June 30, 2018, we owned and operated 236 franchises, representing 32 brands of automobiles, at 180 dealership locations and 48 collision centers worldwide. We own 151 franchises at 116 dealerships and 30 collision centers in the U.S., 63 franchises at 47 dealerships and 11 collision centers in the U.K., and 22 franchises at 17 dealerships and seven collision centers in Brazil. Our U.S. operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina, and Texas in the U.S., in 32 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo, Parana, Mato Grosso do Sul, and Santa Catarina in Brazil.
Outlook
Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance contracts, and parts, as well as maintenance, repair, and collision restoration services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, discretionary spending levels, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices, and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to continue to maintain and repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, as well as maintenance, repair, and collision services. In addition, our ability to expediently adjust our cost structure in response to changes in vehicle sales volumes also tempers the negative impact of any such volume changes. Further, governmental actions, such as the imposition of tariffs or trade restrictions on imported goods, may adversely affect vehicle sales and depress demand.

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
During the six months ended June 30, 2018, industry new vehicle sales volume in the U.S. improved 1.9% as compared to the same period a year ago. New vehicle sales in our energy-dependent markets have stabilized, as higher oil prices have lifted economic activity in those areas. We are focused on opportunities to enhance our operating results by: (a) maintaining our new and used vehicle gross profit per unit sold; (b) expanding used vehicle sales by maximizing used retail sales opportunities and limiting wholesale activity; (c) continuing to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; (d) investing capital where necessary to support our anticipated growth, particularly in our parts and service business; (e) further leveraging our revenue and gross profit growth through the continued implementation of cost efficiencies; and (f) implementing focused strategies to improve employee retention and recruitment in both our vehicle sales and aftersales sectors of the business.
In terms of gross domestic product (“GDP”), the U.K. economy represents the fifth largest economy in the world. In June 2016, the majority vote in favor of the Referendum of the United Kingdom’s Membership of the European Union (E.U.) (referred to as “Brexit”), advising for the exit of the U.K. from the E.U., initially created much uncertainty in the U.K., as well as in global markets. The overall U.K. economy and, more specifically, retail automotive industry sales were further disrupted in 2017 by the U.K. general election in June 2017, as well as multiple acts of violence and terrorism. As a result, the U.K. industry's new vehicle sales have experienced more volatility than normal. Industry new vehicle registrations in the U.K. decreased 6.3% in the six months ended June 30, 2018, as compared to the same period a year ago. We expect industry sales to remain volatile in the near future and lower for the full year 2018 compared to 2017 levels. In addition, the announcement of Brexit initially caused significant exchange rate fluctuations that resulted in the weakening of the British pound sterling, in which we conduct business in the U.K., against the U.S. dollar and other global currencies. While the British pound sterling has strengthened relative to the U.S. dollar more recently, any further weakening of the British pound sterling in the future would adversely affect our results of operations as reported under U.S. GAAP, as well as have a negative impact on the pricing and affordability of the vehicles in the U.K. Volatility in exchange rates may continue in the short term. Similar to our priorities in the U.S., we are focused on opportunities in the U.K. to enhance our operating results by: (a) integrating recent acquisitions and further leveraging our revenue and gross profit growth through the continued implementation of cost efficiencies; (b) expanding used vehicle sales by maximizing used retail sales opportunities and limiting wholesale activity; (c) continuing to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; and (d) investing capital where necessary to support our anticipated growth, particularly in our parts and service business.
In terms of GDP, the Brazilian economy represents the eighth largest economy in the world. The Brazilian economy has been in a recession, although it has recently exhibited signs of recovery. Industry new vehicle registrations in Brazil increased 13.7% for the six months ended June 30, 2018 as compared to the same period a year ago. We expect macro-economic conditions in Brazil, as well as retail automotive industry sales, to continue to improve. We remain focused on continued implementation of cost efficiencies and leveraging our structure with dealership acquisitions. Longer term, we expect sustained improvements in industry sales volumes and are utilizing a strategy of aligning with growing brands. We expect that the net impact to our profitability of this adjustment to our portfolio, as well as a more efficient organizational structure, will be positive.
We expect that our consolidated operations will continue to consistently generate positive cash flow in the future, and we are focused on maximizing the return that we generate from our invested capital, as well as positioning our balance sheet to take advantage of investment opportunities as they arise. Our capital allocation strategy is dynamic and dependent on a variety of market conditions and, as such, we will continue to monitor the relative value of dealership acquisitions, dealership dispositions, share repurchases, and shareholder dividends in the future. Our objective will be to allocate capital to those areas that best enhance shareholder value.
We continue to closely scrutinize all planned future capital spending and work closely with our manufacturer partners to make prudent capital investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that our capital spending for the year of 2018 will be less than $120.0 million. This amount excludes real estate purchases associated with franchise acquisitions and lease buy-outs.

Key Performance Indicators
On a consolidated basis for the three months ended June 30, 2018, our total revenues increased 10.2%, as compared to the same period in 2017, to $2.9 billion, and gross profit improved 8.2% to $438.2 million. We generated net income of $56.5 million, or $2.72 per diluted common share for the three months ended June 30, 2018, compared to $39.1 million, or $1.84 per diluted share for the three months ended June 30, 2017. For the six months ended June 30, 2018, our total revenues increased 11.8%, as compared to the same period in 2017, to $5.8 billion, and gross profit improved 8.8% to $857.9 million. We generated net income of $92.3 million, or $4.42 per diluted common share for the six months ended June 30, 2018, compared to net income of $73.1 million, or $3.42 per diluted share for the six months ended June 30, 2017.
Consolidated Statistical Data
The following table highlights certain of the additional key performance indicators we use to manage our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unit Sales
Retail Sales
New Vehicle	43,471	40,876	84,661	79,166
Used Vehicle	38,008	32,003	74,224	63,569
Total Retail Sales	81,479	72,879	158,885	142,735
Wholesale Sales	13,569	14,075	28,896	28,604
Total Vehicle Sales	95,048	86,954	187,781	171,339
Gross Margin
New Vehicle Retail Sales	4.9%	5.2%	5.0%	5.2%
Total Used Vehicle Sales	5.6%	5.7%	5.4%	5.8%
Parts and Service Sales	54.5%	53.9%	54.0%	53.9%
Total Gross Margin	14.9%	15.2%	14.8%	15.2%
SG&A (1) as a % of Gross Profit	70.3%	73.7%	73.7%	74.6%
Adjusted SG&A (1) as a % of Gross Profit (2)	73.0%	73.5%	75.1%	74.7%
Operating Margin	3.7%	3.5%	3.2%	3.3%
Adjusted Operating Margin (2)	3.5%	3.5%	3.1%	3.3%
Pretax Margin	2.6%	2.3%	2.1%	2.2%
Adjusted Pretax Margin (2)	2.3%	2.3%	2.0%	2.2%
Finance and Insurance Revenues per Retail Unit Sold	$1,412	$1,461	$1,431	$1,424

(1)	Selling, general and administrative expenses.

(2)	See “Non-GAAP Financial Measures” for more details.
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
We disclosed certain critical accounting policies and estimates in our 2017 Form 10-K, and no significant changes have occurred since that time with the exception of the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and all subsequent amendments issued thereafter, that amends the accounting guidance on revenue recognition. Refer to Note 1, “Interim Financial Information”, for additional information regarding the adoption of Topic 606.

Results of Operations
The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. The following table summarizes our combined Same Store results for the three and six months ended June 30, 2018, as compared to 2017. Same Store results also include the activities of our corporate headquarters.
Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Revenues
New Vehicle Retail	$1,442,408	(0.1)%	(0.6)%	$1,443,260	$2,849,922	2.7%	1.4%	$2,776,299
Used Vehicle Retail	750,430	9.8%	8.8%	683,759	1,474,594	9.9%	8.2%	1,342,311
Used Vehicle Wholesale	79,644	(19.5)%	(21.1)%	98,887	172,338	(15.1)%	(17.8)%	202,933
Parts and Service	338,212	2.4%	2.0%	330,250	671,699	3.5%	2.7%	648,953
Finance, Insurance and Other	109,159	3.2%	2.8%	105,757	215,818	6.9%	6.1%	201,911
Total Revenues	$2,719,853	2.2%	1.5%	$2,661,913	$5,384,371	4.1%	2.7%	$5,172,407
Cost of Sales
New Vehicle Retail	$1,370,343	0.1%	(0.4)%	$1,368,606	$2,707,421	2.8%	1.5%	$2,632,621
Used Vehicle Retail	703,462	10.1%	9.1%	638,937	1,386,475	10.7%	9.0%	1,252,584
Used Vehicle Wholesale	78,945	(20.4)%	(22.0)%	99,127	170,113	(16.2)%	(18.9)%	203,054
Parts and Service	154,389	1.5%	1.2%	152,129	310,089	3.8%	3.1%	298,719
Total Cost of Sales	$2,307,139	2.1%	1.5%	$2,258,799	$4,574,098	4.3%	2.8%	$4,386,978
Gross Profit	$412,714	2.4%	1.9%	$403,114	$810,273	3.2%	2.2%	$785,429
SG&A	$306,432	3.3%	2.8%	$296,677	$612,632	4.7%	3.7%	$584,973
Adjusted SG&A (1)	$298,193	0.8%	0.3%	$295,746	$604,393	3.2%	2.1%	$585,875
Depreciation and Amortization Expenses	$15,548	12.0%	11.4%	$13,880	$30,814	12.9%	11.7%	$27,289
Floorplan Interest Expense	$13,930	5.9%	5.4%	$13,159	$27,530	9.6%	8.8%	$25,124
Gross Margin
New Vehicle Retail	5.0%			5.2%	5.0%			5.2%
Total Used Vehicle	5.7%			5.7%	5.5%			5.8%
Parts and Service	54.4%			53.9%	53.8%			54.0%
Total Gross Margin	15.2%			15.1%	15.0%			15.2%
SG&A as a % of Gross Profit	74.2%			73.6%	75.6%			74.5%
Adjusted SG&A as a % of Gross Profit (1)	72.3%			73.4%	74.6%			74.6%
Operating Margin	3.2%			3.5%	3.0%			3.3%
Adjusted Operating Margin(1)	3.6%			3.5%	3.3%			3.3%
Finance and Insurance Revenues per Retail Unit Sold	$1,451	(0.3)%	(0.7)%	$1,456	$1,466	3.2%	2.5%	$1,420
(1)See “Non-GAAP Financial Measures” for more details.

The discussion that follows provides explanations for the variances noted above by region (U.S., U.K., and Brazil). In addition, each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods, and the consolidated company for the three and six months ended June 30, 2018 and 2017.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% Increase/(Decrease)	Constant Currency(1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency(1) % Increase/(Decrease)	2017
Retail Unit Sales
Same Stores
U.S.	29,830	(2.9)%		30,730	57,980	(0.4)%		58,228
U.K.	8,374	7.2%		7,812	16,386	(2.0)%		16,716
Brazil	2,063	(5.4)%		2,180	4,130	7.1%		3,856
Total Same Stores	40,267	(1.1)%		40,722	78,496	(0.4)%		78,800
Transactions	3,204			154	6,165			366
Total	43,471	6.3%		40,876	84,661	6.9%		79,166
Retail Sales Revenues
Same Stores
U.S.	$1,121,138	(1.6)%	N/A	$1,139,798	$2,189,357	1.5%	N/A	$2,158,047
U.K.	254,118	10.5%	4.0%	229,878	524,178	7.7%	(1.7)%	486,582
Brazil	67,152	(8.7)%	1.7%	73,584	136,387	3.6%	11.2%	131,670
Total Same Stores	1,442,408	(0.1)%	(0.6)%	1,443,260	2,849,922	2.7%	1.4%	2,776,299
Transactions	113,162			5,508	219,238			9,682
Total	$1,555,570	7.4%	6.6%	$1,448,768	$3,069,160	10.2%	8.4%	$2,785,981
Gross Profit
Same Stores
U.S.	$54,648	(3.8)%	N/A	$56,783	$106,718	(1.2)%	N/A	$107,991
U.K.	13,251	(3.3)%	(8.5)%	13,702	27,835	(0.6)%	(9.1)%	27,999
Brazil	4,166	(0.1)%	11.4%	4,169	7,948	3.4%	11.4%	7,688
Total Same Stores	72,065	(3.5)%	(3.8)%	74,654	142,501	(0.8)%	(2.0)%	143,678
Transactions	4,517			257	9,508			460
Total	$76,582	2.2%	1.8%	$74,911	$152,009	5.5%	3.9%	$144,138
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,832	(0.9)%	N/A	$1,848	$1,841	(0.8)%	N/A	$1,855
U.K.	$1,582	(9.8)%	(14.7)%	$1,754	$1,699	1.4%	(7.2)%	$1,675
Brazil	$2,019	5.6%	17.7%	$1,912	$1,924	(3.5)%	4.0%	$1,994
Total Same Stores	$1,790	(2.3)%	(2.7)%	$1,833	$1,815	(0.4)%	(1.7)%	$1,823
Transactions	$1,410			$1,669	$1,542			$1,257
Total	$1,762	(3.9)%	(4.3)%	$1,833	$1,796	(1.4)%	(2.9)%	$1,821
Gross Margin
Same Stores
U.S.	4.9%			5.0%	4.9%			5.0%
U.K.	5.2%			6.0%	5.3%			5.8%
Brazil	6.2%			5.7%	5.8%			5.8%
Total Same Stores	5.0%			5.2%	5.0%			5.2%
Transactions	4.0%			4.7%	4.3%			4.8%
Total	4.9%			5.2%	5.0%			5.2%
(1)See “Non-GAAP Financial Measures” for more details.

Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	% Increase/(Decrease)	2017	2018	% Increase/(Decrease)	2017
Toyota/Lexus	10,153	(2.3)%	10,389	19,770	2.6%	19,278
BMW/MINI	5,294	(1.0)%	5,347	10,517	(2.7)%	10,810
Volkswagen/Audi/Porsche	4,991	(0.3)%	5,008	9,771	(0.4)%	9,812
Ford/Lincoln	4,782	3.3%	4,627	9,327	(2.2)%	9,536
Honda/Acura	3,867	(1.0)%	3,905	7,798	5.4%	7,401
Nissan	2,571	(16.9)%	3,094	5,136	(16.5)%	6,153
Chevrolet/GMC/Buick/Cadillac	2,495	2.8%	2,427	4,897	(1.6)%	4,976
Chrysler/Dodge/Jeep/RAM	1,772	5.6%	1,678	3,471	12.7%	3,081
Hyundai/Kia	1,450	(17.4)%	1,756	2,871	(6.5)%	3,069
Mercedes-Benz/smart/Sprinter	1,410	(15.7)%	1,672	2,788	(11.5)%	3,149
Other	1,482	81.0%	819	2,150	40.1%	1,535
Total	40,267	(1.1)%	40,722	78,496	(0.4)%	78,800
In total, our Same Store new vehicle retail unit sales fell 1.1% for the three months ended June 30, 2018, as compared to the same period in 2017. The decrease was driven by declines of 2.9% and 5.4% in the U.S. and Brazil, respectively, substantially offset by a 7.2% increase in the U.K. On a brand-weighted basis, the decrease in our U.S. new vehicle retail unit sales was in line with the overall decline in U.S. retail industry sales of 0.3% for the three months ended June 30, 2018, as compared to the same period a year ago. In the U.K., industry sales were up 2.4% for the quarter compared to 2017, partially attributable to depressed sales volumes in the second quarter of 2017 stemming from consumers pulling ahead purchases in March 2017 in response to increased road tariffs that went into effect in April 2017. Our Same Store new vehicle retail unit sales in the U.K. increased 7.2%, outperforming the industry and reflecting the continued successful execution by our operating team on key initiatives, particularly the assimilation of our 2016 acquisitions which are now included in Same Store. We experienced a 5.4% decrease in our Same Store new vehicle retail unit sales in Brazil, partially attributable to market disruption that included a truck driver strike, which paralyzed roads nationwide, and the World Cup. For the six months ended June 30, 2018, as compared to the same period in 2017, total Same Store new vehicle retail unit sales decreased 0.4%, primarily driven by decreases of 0.4% and 2.0% in the U.S. and the U.K., respectively, partially offset by a 7.1% increase in Brazil. The decline in the U.S. was in line with the overall decline in U.S. retail industry sales of 0.1%. The decline in the U.K. was also in line with year over year industry sales trends. The increase in Brazil was primarily a result of improved market conditions and initiatives made in the first quarter of 2018 to increase sales volume and improve inventory levels.
Our total Same Store new vehicle retail sales revenue decreased 0.1% for the three months ended June 30, 2018, as compared to the same period in 2017, reflecting declines in in the U.S. and Brazil of 1.6% and 8.7%, respectively, mostly offset by a 10.5% increase in the U.K. The 1.6% decrease in U.S. Same Store new vehicle revenue was primarily due to the decline in new vehicle retail units of 2.9%, partially offset by a 1.3% increase in the average new vehicle retail sales price to $37,584. The increase in U.S. Same Store average new vehicle retail sales price was primarily due to a mix shift in sales from cars to trucks, generally driven by consumer preference and lower gas prices. For the second quarter of 2018, U.S. Same Store new vehicle retail truck sales represented 63.2% of total Same Store new vehicle retail units sold, as compared to 59.3% for the same period last year. Our U.K. Same Store new vehicle retail revenues increased 10.5% for the three months ended June 30, 2018, as compared to the same period last year, explained by a 3.1% increase in average new vehicle retail sales price and a 7.2% increase in unit sales. The increase in new vehicle average sales price is more than explained by the favorable change in exchange rates between periods. On a constant currency basis, U.K. Same Store new vehicle retail revenue increased 4.0% while the average new vehicle sales price declined 2.9% for the three months ended June 30, 2018, as compared to the same period last year. Our Brazil Same Store new vehicle retail sales revenue decreased 8.7% for the three months ended June 30, 2018, as compared to last year, more than explained by an unfavorable change in exchange rates. On a constant currency basis, our Brazil Same Store new vehicle retail revenue rose 1.7% as a 5.4% decline in new vehicle retail units was more than offset by a 7.5% increase in new vehicle average retail sales price for the three months ended June 30, 2018, as compared to the same period last year. For the six months ended June 30, 2018, total Same Store new vehicle retail sales revenues increased 2.7%, as compared to the same period in 2017, driven by a 1.5%, a 7.7%, and a 3.6% increase in the U.S., U.K. and Brazil, respectively. The increase in the U.S. was related to the increase in average new vehicle sales price due to the mix shift from cars to trucks. The increase in the U.K. was more than explained by the favorable change in exchange rates. On a constant currency basis, U.K Same Store new vehicle revenues declined 1.7%. The increase in Same Store new vehicle retail sales revenues in Brazil was driven by the increase in new vehicle retail units. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Our total Same Store new vehicle gross profit decreased 3.5% for the three months ended June 30, 2018, as compared to the same period in 2017, reflecting decreases across all three regions. In the U.S., Same Store new vehicle gross profit declined 3.8%, explained by the 2.9% decrease in new vehicle retail units and a 0.9% decline in gross profit per retail unit (“PRU”) to $1,832. For the three months ended June 30, 2018, our Same Store new vehicle gross profit in the U.K. fell 3.3%, more than explained by a 9.8% decrease in gross profit PRU. On a constant currency basis, U.K. new vehicle gross profit and gross profit PRU fell 8.5% and 14.7%, respectively, for the three months ended June 30, 2018, as compared to the same period last year. In Brazil, Same Store new vehicle gross profit declined 0.1% for the three months ended June 30, 2018, as compared to the same period in 2017. This decline was driven by the unfavorable change in exchange rates between periods. On a constant currency basis, Brazil new vehicle gross profit rose 11.4% driven by a 17.7% increase in new vehicle gross profit PRU that was partially offset by the 5.4% decline in new vehicle retail units for the three months ended June 30, 2018, as compared to the same period last year. The increase in new vehicle gross profit in Brazil on a constant currency basis reflects the focus by management to maximize gross profit PRU. For the six months ended June 30, 2018, as compared to the same period a year ago, total Same Store gross new vehicle profit remained relatively flat as declines in the U.S. and the U.K. were mostly offset by an increase in Brazil. For both the three and six months ended June 30, 2018, our total Same Store new vehicle gross margin, as compared to the same period in 2017, declined 20 basis points from 5.2% to 5.0%.
In the U.S., most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total interest assistance recognized in cost of sales during the three months ended June 30, 2018 and 2017 was $11.4 million and $11.7 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, consolidated manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 78.3% in the first quarter of 2018 to 139.9% in the third quarter of 2015. In the U.S., manufacturers' interest assistance was 87.5% of floorplan interest expense in the second quarter of 2018, as compared to 94.9% in the second quarter of 2017.
We decreased our consolidated new vehicle inventory levels by $25.3 million, or 2.1%, from $1,194.6 million as of December 31, 2017 to $1,169.4 million as of June 30, 2018, reflecting the focus by management to reduce inventory levels to offset rising LIBOR rates that are associated with our inventory floorplan borrowings. As compared to June 30, 2017, our consolidated inventory levels have decreased by $110.1 million, or 8.6%. Our consolidated days' supply of new vehicle inventory increased to 63 days as of June 30, 2018, which was up from 61 days as of to December 31, 2017 and down from 75 days as of June 30, 2017.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Retail Unit Sales
Same Stores
U.S.	27,971	11.1%		25,169	54,829	9.4%		50,098
U.K.	5,998	4.2%		5,758	11,862	4.6%		11,336
Brazil	996	0.8%		988	2,067	5.0%		1,969
Total Same Stores	34,965	9.6%		31,915	68,758	8.4%		63,403
Transactions	3,043			88	5,466			166
Total	38,008	18.8%		32,003	74,224	16.8%		63,569
Retail Sales Revenues
Same Stores
U.S.	$579,816	8.4%	N/A	$534,934	$1,133,549	7.3%	N/A	$1,056,879
U.K.	149,344	17.2%	10.2%	127,475	295,584	22.0%	11.7%	242,281
Brazil	21,270	(0.4)%	11.1%	21,350	45,461	5.4%	13.0%	43,151
Total Same Stores	750,430	9.8%	8.8%	683,759	1,474,594	9.9%	8.2%	1,342,311
Transactions	71,423			2,190	127,829			4,565
Total	$821,853	19.8%	18.4%	$685,949	$1,602,423	19.0%	16.7%	$1,346,876
Gross Profit
Same Stores
U.S.	$37,716	2.9%	N/A	$36,649	$70,744	(5.1)%	N/A	$74,579
U.K.	7,974	20.2%	12.3%	6,636	14,645	21.8%	11.4%	12,019
Brazil	1,278	(16.9)%	(7.1)%	1,537	2,730	(12.8)%	(6.4)%	3,129
Total Same Stores	46,968	4.8%	4.0%	44,822	88,119	(1.8)%	(3.0)%	89,727
Transactions	4,246			91	6,590			191
Total	$51,214	14.0%	12.7%	$44,913	$94,709	5.3%	3.7%	$89,918
Gross Profit per Unit Sold
Same Stores
U.S.	$1,348	(7.4)%	N/A	$1,456	$1,290	(13.4)%	N/A	$1,489
U.K.	$1,329	15.4%	7.8%	$1,152	$1,235	16.5%	6.4%	$1,060
Brazil	$1,283	(17.5)%	(7.9)%	$1,556	$1,321	(16.9)%	(10.9)%	$1,589
Total Same Stores	$1,343	(4.3)%	(5.1)%	$1,404	$1,282	(9.4)%	(10.5)%	$1,415
Transactions	$1,395			$1,034	$1,206			$1,151
Total	$1,347	(4.0)%	(5.1)%	$1,403	$1,276	(9.8)%	(11.2)%	$1,414
Gross Margin
Same Stores
U.S.	6.5%			6.9%	6.2%			7.1%
U.K.	5.3%			5.2%	5.0%			5.0%
Brazil	6.0%			7.2%	6.0%			7.3%
Total Same Stores	6.3%			6.6%	6.0%			6.7%
Transactions	5.9%			4.2%	5.2%			4.2%
Total	6.2%			6.5%	5.9%			6.7%
(1)See “Non-GAAP Financial Measures” for more details.

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Wholesale Unit Sales
Same Stores
U.S.	7,133	(26.3)%		9,681	16,356	(16.8)%		19,662
U.K.	4,487	9.3%		4,104	8,820	7.0%		8,246
Brazil	314	32.5%		237	671	32.6%		506
Total Same Stores	11,934	(14.9)%		14,022	25,847	(9.0)%		28,414
Transactions	1,635			53	3,049			190
Total	13,569	(3.6)%		14,075	28,896	1.0%		28,604
Wholesale Sales Revenues
Same Stores
U.S.	$41,158	(37.8)%	N/A	$66,187	$93,938	(31.3)%	N/A	$136,732
U.K.	34,939	15.5%	8.7%	30,247	71,012	17.1%	7.1%	60,662
Brazil	3,547	44.6%	63.5%	2,453	7,388	33.4%	44.5%	5,539
Total Same Stores	79,644	(19.5)%	(21.1)%	98,887	172,338	(15.1)%	(17.8)%	202,933
Transactions	13,210			490	24,545			601
Total	$92,854	(6.6)%	(8.9)%	$99,377	$196,883	(3.3)%	(6.8)%	$203,534
Gross Profit
Same Stores
U.S.	$1,561	514.6%	N/A	$254	$2,986	3,417.8%	N/A	$(90)
U.K.	(928)	(33.3)%	(25.9)%	(696)	(978)	(102.1)%	(94.1)%	(484)
Brazil	66	(67.3)%	(66.7)%	202	217	(52.1)%	(50.7)%	453
Total Same Stores	699	391.3%	413.1%	(240)	2,225	1,938.8%	1,979.1%	(121)
Transactions	(458)			(27)	(329)			(46)
Total	$241	190.3%	217.3%	$(267)	$1,896	1,235.3%	1,266.5%	$(167)
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$219	742.3%	N/A	$26	$183	3,760.0%	N/A	$(5)
U.K.	$(207)	(21.8)%	(15.2)%	$(170)	$(111)	(88.1)%	(81.5)%	$(59)
Brazil	$210	(75.4)%	(74.9)%	$852	$323	(63.9)%	(62.8)%	$895
Total Same Stores	$59	447.1%	467.9%	$(17)	$86	2,250.0%	2,165.7%	$(4)
Transactions	$(280)			$(509)	$(108)			$(242)
Total	$18	194.7%	221.7%	$(19)	$66	1,200.0%	1,254.7%	$(6)
Gross Margin
Same Stores
U.S.	3.8%			0.4%	3.2%			(0.1)%
U.K.	(2.7)%			(2.3)%	(1.4)%			(0.8)%
Brazil	1.9%			8.2%	2.9%			8.2%
Total Same Stores	0.9%			(0.2)%	1.3%			(0.1)%
Transactions	(3.5)%			(5.5)%	(1.3)%			(7.7)%
Total	0.3%			(0.3)%	1.0%			(0.1)%

(1)See “Non-GAAP Financial Measures” for more details.

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% Increase/(Decrease)	Constant Currency(1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency(1) % Increase/(Decrease)	2017
Used Vehicle Unit Sales
Same Stores
U.S.	35,104	0.7%		34,850	71,185	2.0%		69,760
U.K.	10,485	6.3%		9,862	20,682	5.6%		19,582
Brazil	1,310	6.9%		1,225	2,738	10.6%		2,475
Total Same Stores	46,899	2.1%		45,937	94,605	3.0%		91,817
Transactions	4,678			141	8,515			356
Total	51,577	11.9%		46,078	103,120	11.9%		92,173
Sales Revenues
Same Stores
U.S.	$620,974	3.3%	N/A	$601,121	$1,227,487	2.8%	N/A	$1,193,611
U.K.	184,283	16.8%	9.9%	157,722	366,596	21.0%	10.8%	302,943
Brazil	24,817	4.3%	16.5%	23,803	52,849	8.5%	16.6%	48,690
Total Same Stores	830,074	6.1%	5.0%	782,646	1,646,932	6.6%	4.8%	1,545,244
Transactions	84,633			2,680	152,374			5,166
Total	$914,707	16.5%	14.9%	$785,326	$1,799,306	16.1%	13.6%	$1,550,410
Gross Profit
Same Stores
U.S.	$39,277	6.4%	N/A	$36,903	$73,730	(1.0)%	N/A	$74,489
U.K.	7,046	18.6%	10.7%	5,940	13,667	18.5%	7.9%	11,535
Brazil	1,344	(22.7)%	(14.1)%	1,739	2,947	(17.7)%	(12.0)%	3,582
Total Same Stores	47,667	6.9%	6.2%	44,582	90,344	0.8%	(0.3)%	89,606
Transactions	3,788			64	6,261			145
Total	$51,455	15.3%	14.1%	$44,646	$96,605	7.6%	6.0%	$89,751
Gross Profit per Unit Sold
Same Stores
U.S.	$1,119	5.7%	N/A	$1,059	$1,036	(3.0)%	N/A	$1,068
U.K.	$672	11.6%	4.1%	$602	$661	12.2%	2.1%	$589
Brazil	$1,026	(27.7)%	(19.6)%	$1,420	$1,076	(25.6)%	(20.5)%	$1,447
Total Same Stores	$1,016	4.6%	4.0%	$971	$955	(2.2)%	(3.3)%	$976
Transactions	$810			$454	$735			$407
Total	$998	3.0%	1.9%	$969	$937	(3.8)%	(5.2)%	$974
Gross Margin
Same Stores
U.S.	6.3%			6.1%	6.0%			6.2%
U.K.	3.8%			3.8%	3.7%			3.8%
Brazil	5.4%			7.3%	5.6%			7.4%
Total Same Stores	5.7%			5.7%	5.5%			5.8%
Transactions	4.5%			2.4%	4.1%			2.8%
Total	5.6%			5.7%	5.4%			5.8%
(1)See “Non-GAAP Financial Measures” for more details.
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

Our total Same Store used vehicle retail revenues increased $66.7 million, or 9.8%, for the three months ended June 30, 2018, as compared to the same period in 2017, reflecting a 9.6% increase in total Same Store used vehicle retail unit sales, coupled with a 0.2% increase in average used vehicle retail selling price to $21,462. In the U.S., Same Store used vehicle retail revenues increased $44.9 million, or 8.4%, reflecting an 11.1% increase in Same Store used vehicle retail unit sales, partially offset by 2.5%, or $525, decrease in the average used vehicle retail sales price to $20,729. The improvements in Same Store used vehicle retail unit sales were driven by the launch of Val-U-Line® during the first quarter of 2018, a proprietary brand for older model, higher mileage, pre-owned vehicles that targets customer demand and enables the Company to retail lower cost units that otherwise would have been sent to auction. Our Val-U-Line® products were approximately 10.2% of U.S. Same Store used vehicle retail units for the three months ended June 30, 2018. The decrease in Same Store average used vehicle retail sales price reflected the mix of units sold associated with our Val-U-Line® brand as well as a 120 basis point decline in Certified Pre-Owned (“CPO”) units sold as a percentage of U.S. Same Store used vehicle retail unit sales for the second quarter of 2018 to 26.3% as compared to 27.5% for the same period in 2017. In the U.K., Same Store used vehicle retail revenues increased by $21.9 million, or 17.2%, for the quarter ended June 30, 2018 as compared to the same period last year. The increase in Same Store used vehicle retail revenue was driven by a 12.5% increase in Same Store average used vehicle retail sales price, coupled with a 4.2% increase in Same Store used vehicle retail unit sales. On a constant currency basis, Same Store average used vehicle retail sales price in the U.K. increased 5.8% in the second quarter of 2018 as compared to the same period last year. The increase in Same Store used vehicle retail revenue was primarily driven by a strong performance by our operating team, as we focused on growing the used vehicles portion of our business as an offset to a volatile new vehicle Seasonally Adjusted Annual Rate (“SAAR”). Additionally, in the second quarter of 2017, Same Store used vehicle retail units sales in the U.K. were depressed, stemming from consumers pulling ahead purchases in March 2017 in response to increased road tariffs that went into effect in April of 2017. In Brazil, for the three months ended June 30, 2018, Same Store used vehicle retail revenues decreased 0.4%, reflecting a 1.2% decline in the average used vehicle retail selling price. This decline was partially offset by 0.8% increase in Same Store used vehicle retail unit sales despite the significant business disruptions from a truck driver strike and the World Cup. The decline in Same Store used vehicle retail revenue and Same Store average used vehicle retail selling price can be explained by the unfavorable change in exchange rates between periods. On a constant currency basis, Brazil Same Store used vehicle retail revenues and average used vehicle retail selling price increased 11.1% and 10.2% respectively. These increases reflect improved market conditions, inventory management initiatives, and ongoing process improvements. For the six months ended June 30, 2018, our total Same Store used vehicle retail revenues increased 9.9%, primarily as a result of the increase in used vehicle retail unit sales and average used vehicle retail sales price by 8.4% and 1.3%, respectively. The improvement in total used vehicle retail unit sales was primarily driven by the additional units generated from our Val-U-Line® business in the U.S. On a constant currency basis, our total Same Store used vehicle retail average sales price was relatively flat.
In total, our Same Store used vehicle retail total gross profit for the three months ended June 30, 2018 increased 4.8%, as compared to the same period in 2017, reflecting improvements in the U.S. and U.K. that were partially offset by declines in Brazil. In the U.S., Same Store used vehicle gross profit increased by 2.9%, driven by an increase in Same Store used vehicle retail unit sales of 11.1%, partially offset by a 7.4% decline in gross profit PRU. The decline in our U.S. Same Store used vehicle gross profit PRU was primarily the result of our Val-U-Line® brand focusing on moving more of our lower valued used vehicles to retail customers versus selling at auction. In the U.K., Same Store used vehicle retail gross profit increased 20.2% for the three months ended June 30, 2018, as compared to the same period last year. This improvement can be explained by an increase of 15.4% in Same Store used vehicle gross profit PRU coupled with a 4.2% increase in Same Store used vehicle retail unit sales resulting from improving used vehicle demand, a strong performance by our operating team, and a favorable change in exchange rates. On a constant currency basis our U.K. Same Store used vehicle gross profit and Same Store used vehicle gross profit PRU increased 12.3% and 7.8%, respectively. In Brazil, the 16.9% decrease in Same Store used vehicle retail gross profit resulted from a 17.5% decline in Same Store used vehicle retail gross profit PRU, which was partially offset by the 0.8% increase in Same Store used vehicle retail unit sales. The decrease in Same Store used retail gross profit PRU reflects an unfavorable exchange rate between periods. The improvement in our Same Store used vehicle retail unit sales reflects our efforts to actively manage our inventory levels. On a constant currency basis, our Brazil used vehicle retail gross profit declined 7.1% while our used vehicle retail average gross profit PRU declined 7.9%. For the six months ended June 30, 2018, as compared to the same period in 2017, total Same Store used vehicle retail gross profit decreased 1.8%, as a result of a decrease in Same Store used vehicle gross profit PRU of 9.4%, partially offset by an increase of 8.4% in Same Store used vehicle retail unit sales. The decline in total Same Store used vehicle retail gross profit was driven by the increased supply of off-lease and loaner vehicles in the U.S., particularly in the first quarter of 2018. The decline also reflects our inventory management initiatives in Brazil that improved sales volumes but correspondingly produced less gross profit PRU.
During the three months ended June 30, 2018, total Same Store used vehicle wholesale revenue decreased 19.5%, as compared to the same period in 2017, driven by a decline in the U.S. and partially offset by increases in the U.K. and Brazil. In the U.S., the 37.8% decrease in Same Store used vehicle wholesale revenue for the three months ended June 30, 2018 was the result of a 26.3% decrease in Same Store used vehicle wholesale unit sales coupled with a 15.6% decrease in Same Store used vehicle wholesale average sales price. The decline in both was primarily driven by the success of our Val-U-Line® initiative, which was launched in the first quarter of 2018 to sell more of our older model, higher mileage vehicles through retail channels and lower our reliance on the auction markets, leaving the relatively lower valued units to be sold in the auction markets. During the three months ended June 30, 2018, approximately 2,000 units in the U.S. were shifted from lower margin used vehicle wholesale sales to higher margin used vehicle retail sales. In the U.K., Same Store used vehicle wholesale revenue increased 15.5%, which is explained by a 9.3% increase in Same Store wholesale used vehicle unit sales coupled with a 5.7% increase in used vehicle wholesale average sales price. The increase in wholesale unit sales was driven by the increase in trade-ins sold at auction as a result of the 5.9% increase in Same Store total retail units during the second quarter of 2018 as compared to last year. The increase in wholesale average sales price was primarily as a result of the favorable change in exchange rates. On a constant currency basis, our U.K. Same Store used vehicle wholesale revenue increased 8.7% and Same Store used vehicle average wholesale price remained relatively flat. In Brazil, Same Store used vehicle wholesale revenue increased 44.6%, primarily as a result of a 32.5% increase in Same Store wholesale unit sales and a 9.2% increase in Same Store wholesale used vehicle average sales price. For the six months ended June 30, 2018, as compared to the same period in 2017, total Same Store used vehicle wholesale revenue declined 15.1%, driven by a decrease of 9.0% in Same Store used vehicle wholesale unit sales, coupled with a 6.6% decrease in Same Store average used vehicle wholesale selling price. This decline directly relates to our Val-U-Line® initiative designed to retail more of our lower-priced inventory otherwise sent to auction.
Our total Same Store used vehicle wholesale gross profit increased from a loss of $0.2 million for the three months ended June 30, 2017 to profit of $0.7 million for the comparable period in 2018 driven by an improvement in the U.S. and partially offset by declines in the U.K. and Brazil. In the U.S., Same Store used vehicle wholesale gross profit increased as a result of an increase in Same Store used vehicle wholesale gross profit per unit from $26 during the second quarter of 2017 to $219 during the second quarter of 2018, which was partially offset by a 26.3% decrease in Same Store used vehicle wholesale unit sales. The increase in Same Store used vehicle wholesale gross profit per unit in the U.S. for the three months ended June 30, 2018 was primarily driven by favorable pricing for trucks and sport utility vehicles. In the U.K., the decline in Same Store used vehicle wholesale gross profit was driven by a decrease in Same Store used vehicle wholesale gross profit per unit from a loss of $170 for the three months ended June 30, 2017 to a loss of $207 for the three months ended June 30, 2018, coupled with an increase of 9.3% in Same Store used vehicle wholesale unit sales. In Brazil, the 67.3% decline in Same Store used vehicle wholesale gross profit was driven by a decrease in Same Store used vehicle wholesale gross profit per unit of 75.4% for the second quarter of 2018 as compared to the same period last year, partially offset by an increase of 32.5% in Same Store used vehicle wholesale unit sales as a result of our efforts to manage inventory levels. For the six months ended June 30, 2018, our total Same Store used vehicle wholesale gross profit improved from a loss of $0.1 million for six months ended June 30, 2017 to profit of $2.2 million for the comparable period in 2018, as a result of an increase in Same Store used vehicle wholesale gross profit per unit, from a loss of $4 for the second quarter of 2017 to a profit of $86 for the comparable period in 2018, partially offset by a 9.0% decline in Same Store used vehicle wholesale unit sales.
As of June 30, 2018, we increased our consolidated used vehicle inventory levels by $37.2 million, or 11.9%, from June 30, 2017 to $350.8 million, primarily related to our dealership acquisition activity. Our consolidated used vehicle inventory levels were flat when compared to December 31, 2017. Our consolidated days' supply of used vehicle inventory was 33 days, as of June 30, 2018, as compared to 39 days as of December 31, 2017 and 33 days as of June 30, 2017.

Parts and Service Data
(dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Parts and Services Revenue
Same Stores
U.S.	$284,494	1.0%	N/A	$281,555	$564,897	2.2%	N/A	$552,714
U.K.	42,786	16.2%	9.4%	36,808	84,011	14.7%	5.0%	73,254
Brazil	10,932	(8.0)%	2.7%	11,887	22,791	(0.8)%	6.4%	22,985
Total Same Stores	338,212	2.4%	2.0%	330,250	671,699	3.5%	2.7%	648,953
Transactions	19,917			1,381	35,945			2,376
Total	$358,129	8.0%	7.4%	$331,631	$707,644	8.6%	7.5%	$651,329
Gross Profit
Same Stores
U.S.	$154,088	1.8%	N/A	$151,348	$302,998	1.9%	N/A	$297,346
U.K.	24,904	16.8%	10.0%	21,316	48,409	14.2%	4.6%	42,389
Brazil	4,831	(11.5)%	(1.2)%	5,457	10,203	(2.8)%	4.1%	10,499
Total Same Stores	183,823	3.2%	2.7%	178,121	361,610	3.2%	2.3%	350,234
Transactions	11,247			744	20,324			987
Total	$195,070	9.1%	8.3%	$178,865	$381,934	8.7%	7.4%	$351,221
Gross Margin
Same Stores
U.S.	54.2%			53.8%	53.6%			53.8%
U.K.	58.2%			57.9%	57.6%			57.9%
Brazil	44.2%			45.9%	44.8%			45.7%
Total Same Stores	54.4%			53.9%	53.8%			54.0%
Transactions	56.5%			53.9%	56.5%			41.5%
Total	54.5%			53.9%	54.0%			53.9%
(1)See "Non-GAAP Financial Measures" for more details.
Our total Same Store parts and service revenues increased $8.0 million, or 2.4%, to $338.2 million for the three months ended June 30, 2018, as compared to the same period in 2017, primarily driven by growth in the U.S. and U.K. that was partially offset by a decline in our Brazil business. For the three months ended June 30, 2018, our U.S. Same Store parts and service revenue increased 1.0%, or $2.9 million, reflecting a 2.9% increase in customer-pay parts and service revenue, a 3.8% increase in wholesale parts revenue, and a 3.5% increase in collision revenue, partially offset by a decrease of 6.9% in warranty parts and service revenue. The improvement in our customer-pay parts and service and collision revenues reflects our focus in these areas of the business to improve selling methods, enhance operating efficiencies, better retain and recruit employees, and make capital investments as necessary. The decrease in warranty parts and service revenue was primarily due to a decline in activity related to several original equipment manufacturer (“OEM”) recall campaigns, including Lexus instrument panels, Takata airbags, and General Motors ignition switches, as compared to the three months ended June 30, 2017.
Our U.K. Same Store parts and service revenues increased 16.2%, or $6.0 million, for the three months ended June 30, 2018, as compared to 2017. The increase in the U.K. Same Store parts and service revenue was driven by a 16.1% increase in customer-pay parts and service revenue, a 19.0% increase in warranty parts and service revenue, a 21.4% increase in wholesale parts revenues and a 5.3% increase in collision revenue, as well as a favorable change in exchange rates. The increases in customer-pay parts and service revenue and wholesale parts revenues are primarily attributable to management initiatives executed to enhance our processes and increase productivity. The improvement in warranty parts and service revenue reflects growth in each of our significant brand offerings.
Our Same Store parts and service revenues in Brazil decreased 8.0%, or $1.0 million, for the three months ended June 30, 2018, compared to the same period 2017. The decrease in Brazil Same Store parts and service revenues can primarily be explained by the unfavorable change in exchange rates between periods. On a constant currency basis, Same Store parts and service revenue in Brazil increased 2.7%. This increase was driven by a 25.9% improvement in warranty parts and service revenues for the three months ended June 30, 2018 compared to the same period in 2017, primarily reflecting growth in our

Honda brand from high volume recall campaigns for Takata airbags. This increase was partially offset by a market disruption that was associated with a nationwide trucking strike that effectively shut down our business for a week in May 2018.
Our total Same Store parts and service revenue improved $22.7 million, or 3.5%, to $671.7 million for the six months ended June 30, 2018, as compared to the same period in 2017, primarily reflecting increases in the U.S and U.K. that were partially offset by a decrease in Brazil business. For the six months ended June 30, 2018, our U.S. Same Store parts and service revenues improved 2.2% primarily as a result of a 3.0% increase in customer-pay parts and service revenues, a 7.0% increase in wholesale parts revenues, and an 1.2% increase in in collision revenues, partially offset by a decrease of 3.6% in warranty parts and service revenue. Our U.K. same store parts and service revenues increased 14.7% as a result of a 16.4% increase in customer-pay parts and service revenues, a 12.9% increase in warranty parts and service revenue, an 18.7% increase in wholesale parts revenue, and a 5.3% increase in collision revenue. For the six months ended June 30, 2018, our Brazil Same Store parts and service revenues decreased 0.8%, primarily due to the unfavorable change in exchange rates between periods. On a constant currency basis, Same Store parts and service revenues in Brazil improved 6.4%, primarily as a result of a 30.1% increase in warranty parts and service revenue, as well as a 3.3% improvement in customer-pay parts and service revenue. These increases were partially offset by a 9.2% decrease in our collision revenue. The improvement in warranty parts and service revenue was primarily due to an increase in high volume recalls related to Takata airbags within our Honda brand as mentioned above.
Our total Same Store parts and service gross profit for the three months ended June 30, 2018 increased 3.2%, as compared to the same period in 2017. This increase in gross profit was driven by increases of 16.8% in the U.K. and 1.8% in the U.S., respectively, partially offset by a decline of 11.5% in our Brazil business. The increase in the U.S. was driven by improvements in our customer-pay parts and service, wholesale parts, and collision businesses. The increase in Same Store parts and service gross profit in the U.K. primarily reflects improvements in our customer-pay parts and service, warranty parts and service, and wholesale parts sectors. In Brazil, the decline in Same Store parts and service gross profit is mainly driven by a decrease in our customer-pay parts and service sector, which was negatively impacted by the market disruption mentioned above. For the six months ended June 30, 2018, our total Same Store gross profit increased 3.2%, as compared to the same period a year ago, primarily driven by increases of 14.2% and 1.9% in the U.K. and the U.S., respectively, and partially offset by a 2.8% decrease in our Brazil business. The results in all sectors are generally aligned with the same drivers mentioned above for the three months ended June 30, 2018.
For the three months ended June 30, 2018, our total Same Store parts and service gross margin improved 50 basis-points, as compared to the same period in 2017, to 54.4%. This result was driven by 40 and 30 basis-points improvements in the U.S. and U.K., respectively, that was partially offset by a 170 basis-point decrease in Brazil. The decline in Brazil was the result of a decline in our collision and customer-pay parts and service businesses, partially offset by an improvement in our warranty parts and service sector. Both the U.S. and U.K. increases generally reflect the impact of strategic initiatives implemented by our respective operating teams. Same Store parts and service gross margin in U.S. improved in all sectors of the business and was further enhanced by internal work between our parts and service and new and used vehicle departments within our dealerships stemming from the growth in retail unit volume. The increase in the U.K. also reflects higher margins in all aspects of the parts and service business as compared to the same period last year. For the six months ended June 30, 2018, our total Same Store parts and service gross margin declined 20 basis points compared to the same periods in 2017, reflecting a decline in all three regions.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Retail New and Used Unit Sales
Same Stores
U.S.	57,801	3.4%		55,899	112,809	4.1%		108,326
U.K.	14,372	5.9%		13,570	28,248	0.7%		28,052
Brazil	3,059	(3.4)%		3,168	6,197	6.4%		5,825
Total Same Stores	75,232	3.6%		72,637	147,254	3.6%		142,203
Transactions	6,247			242	11,631			532
Total	81,479	11.8%		72,879	158,885	11.3%		142,735
Retail Finance Fees
Same Stores
U.S.	$28,920	(0.8)%	N/A	$29,167	$55,979	1.5%	N/A	$55,147
U.K.	7,267	17.0%	10.5%	6,212	13,449	19.3%	9.6%	11,273
Brazil	566	9.3%	22.4%	518	1,081	9.9%	18.8%	984
Total Same Stores	36,753	2.4%	1.5%	35,897	70,509	4.6%	3.1%	67,404
Transactions	2,625			140	5,420			220
Total	$39,378	9.3%	8.0%	$36,037	$75,929	12.3%	10.3%	$67,624
Vehicle Service Contract Fees
Same Stores
U.S.	$37,257	1.5%	N/A	$36,694	$75,428	5.9%	N/A	$71,259
U.K.	482	137.4%	126.3%	203	692	74.7%	61.8%	396
Brazil	—	—%	—%	—	—	—%	—%	—
Total Same Stores	37,739	2.3%	2.2%	36,897	76,120	6.2%	6.2%	71,655
Transactions	294			22	806			24
Total	$38,033	3.0%	3.0%	$36,919	$76,926	7.3%	7.3%	$71,679
Insurance and Other
Same Stores
U.S.	$29,121	3.7%	N/A	$28,072	$58,043	9.7%	N/A	$52,917
U.K.	4,146	24.9%	17.6%	3,319	8,389	19.2%	8.9%	7,038
Brazil	1,400	(10.9)%	(0.6)%	1,572	2,757	(4.8)%	2.5%	2,897
Total Same Stores	34,667	5.2%	4.9%	32,963	69,189	10.1%	9.3%	62,852
Transactions	2,978			551	5,334			1,149
Total	$37,645	12.3%	11.8%	$33,514	$74,523	16.4%	15.2%	$64,001
Total Finance and Insurance Revenues
Same Stores
U.S.	$95,298	1.5%	N/A	$93,933	$189,450	5.6%	N/A	$179,323
U.K.	11,895	22.2%	15.3%	9,734	22,530	20.4%	10.4%	18,707
Brazil	1,966	(5.9)%	5.1%	2,090	3,838	(1.1)%	6.6%	3,881
Total Same Stores	109,159	3.2%	2.8%	105,757	215,818	6.9%	6.1%	201,911
Transactions	5,897			713	11,560			1,393
Total	$115,056	8.1%	7.5%	$106,470	$227,378	11.8%	10.8%	$203,304

Finance and Insurance Revenues per Retail Unit Sold
Same Stores
U.S.	$1,649	(1.8)%	N/A	$1,680	$1,679	1.5%	N/A	$1,655
U.K.	$828	15.5%	8.9%	$717	$798	19.6%	9.7%	$667
Brazil	$643	(2.6)%	8.9%	$660	$619	(7.1)%	0.2%	$666
Total Same Stores	$1,451	(0.3)%	(0.7)%	$1,456	$1,466	3.2%	2.5%	$1,420
Transactions	$944			$2,946	$994			$2,618
Total	$1,412	(3.4)%	(3.9)%	$1,461	$1,431	0.5%	(0.5)%	$1,424

(1)	See “Non-GAAP Financial Measures” for more details.
Our total Same Store finance and insurance revenues grew $3.4 million, or 3.2%, to $109.2 million for the three months ended June 30, 2018, as compared to the same period in 2017. Our U.S. Same Store finance and insurance revenue increased $1.4 million, or 1.5%, primarily as a result of a 3.4% increase in total vehicle retail units and improvements in penetration rates for our vehicle service contract fees and some of our other U.S. product offerings. These increases were partially offset by declines in income per contract for both vehicle service contracts and retail finance fees, a decrease in retail finance penetration rates, and an increase in our overall chargeback experience. The decline in our vehicle service contract and retail finance fees income per contract was driven by the increase in our Val-U-line® retail unit sales which generate lower income per contract amounts. In the U.K., our Same Store finance and insurance revenue increased by $2.2 million, or 22.2%, as compared to the same period in 2017, driven by a 5.9% increase in total vehicle retail units, improvements in our income per contract and penetration rates for most of our U.K. finance and insurance product offerings, and a favorable change in exchange rates. On a constant currency basis, our U.K. Same Store finance and insurance revenue grew 15.3%. Our Brazil Same Store finance and insurance revenue decreased $0.1 million, or 5.9%, for the three months ended June 30, 2018, as compared to the same period in 2017, explained by an unfavorable change in exchange rates. On a constant currency basis, our Brazil Same Store finance and insurance revenue increased 5.1%, primarily as a result of increases in penetration rates and income per contract for our retail finance fees. Our total Same Store finance and insurance revenue PRU remained relatively flat for the quarter ended June 30, 2018, at $1,451, as a 15.5% increase in the U.K. was offset by a 1.8% and 2.6% decrease in the U.S. and Brazil, respectively. The decline in our U.S. Same Store finance and insurance revenue PRU was driven by the increase in our Val-U-Line® retail unit sales. The average Val-U-Line® unit sale generated approximately $391 of finance and insurance income and in the aggregate lowered our U.S. finance and insurance PRU by $24 when compared to the same quarter in 2017. However, the incremental volume more than offset the lower PRU. The decrease in Brazil was more than explained by an unfavorable change in exchange rates between periods. On a constant currency basis, our Brazil Same Store finance and insurance revenue PRU increased 8.9% in the second quarter of 2018 when compared to the same quarter in 2017.
For the six months ended June 30, 2018, our total Same Store finance and insurance revenues improved $13.9 million, or 6.9%, to $215.8 million, as compared to the same period in 2017. Our U.S. Same Store finance and insurance revenue increased $10.1 million, or 5.6%, as compared to the same period last year. The improvement was driven by a 4.1% increase in total vehicle retail units, coupled with an increase in our penetration rates for most of our U.S. finance and insurance product offerings and partially offset by a decline in income per contract for our retail finance and vehicle service contract fees. In the U.K., our Same Store finance and insurance revenue increased $3.8 million, or 20.4%, as compared to the same period in 2017, primarily as a result of increases in our income per contract for our retail finance and vehicle service contract fees, improvements in penetration rates for all of our U.K. product offerings, a 0.7% increase in retail units, and a favorable change in exchange rates between periods. On a constant currency basis, our U.K. finance and insurance revenues improved 10.4%. Our Brazil Same Store finance and insurance revenue remained relatively flat for the six months ended June 30, 2018, as compared to the same period in 2017, as a 6.4% increase in total vehicle retail units and a 9.9% improvement in retail finance fees were more than offset by the change in exchange rates. On a constant currency basis, our Brazil Same Store finance and insurance revenue increased 6.6%. On a PRU basis, our total Same Store finance and insurance revenue increased 3.2% to $1,466 for the six months ended June 30, 2018, as compared to the same period in 2017. PRU improvements in the U.S. and the U.K. of 1.5% and 19.6%, respectively, were partially offset by a 7.1% decline in Brazil, which can be more than explained by an unfavorable change in exchange rates. On a constant currency basis, our Brazil Same Store finance and insurance revenue PRU increased 0.2% when compared to the same period in 2017.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Personnel
Same Stores
U.S.	$158,559	2.8%	N/A	$154,215	$319,277	4.2%	N/A	$306,324
U.K.	26,495	8.4%	1.9%	24,441	53,568	9.5%	0.2%	48,908
Brazil	5,937	(16.5)%	(6.8)%	7,110	12,395	(10.3)%	(3.7)%	13,820
Total Same Stores	190,991	2.8%	2.3%	185,766	385,240	4.4%	3.4%	369,052
Transactions	12,270			844	22,982			1,602
Total	$203,261	8.9%	8.2%	$186,610	$408,222	10.1%	8.8%	$370,654
Advertising
Same Stores
U.S.	$15,764	(15.2)%	N/A	$18,591	$30,911	(10.6)%	N/A	$34,566
U.K.	1,553	19.6%	12.1%	1,299	3,317	13.8%	3.7%	2,916
Brazil	260	64.6%	81.7%	158	592	107.7%	120.7%	285
Total Same Stores	17,577	(12.3)%	(12.7)%	20,048	34,820	(7.8)%	(8.5)%	37,767
Transactions	1,110			108	2,173			162
Total	$18,687	(7.3)%	(7.9)%	$20,156	$36,993	(2.5)%	(3.5)%	$37,929
Rent and Facility Costs
Same Stores
U.S.	$18,600	(9.8)%	N/A	$20,619	$37,187	(9.1)%	N/A	$40,889
U.K.	5,761	23.7%	16.2%	4,659	11,343	26.6%	15.8%	8,962
Brazil	2,042	(7.7)%	3.2%	2,213	4,362	(1.9)%	5.2%	4,447
Total Same Stores	26,403	(4.0)%	(4.3)%	27,491	52,892	(2.6)%	(3.8)%	54,298
Transactions	2,450			317	4,364			722
Total	$28,853	3.8%	3.1%	$27,808	$57,256	4.1%	2.4%	$55,020
Other SG&A
Same Stores
U.S.	$56,110	14.2%	N/A	$49,134	$109,270	12.8%	N/A	$96,831
U.K.	12,510	7.0%	0.4%	11,688	24,906	12.0%	2.5%	22,231
Brazil	2,841	11.4%	25.4%	2,550	5,504	14.8%	24.0%	4,794
Total Same Stores	71,461	12.8%	12.1%	63,372	139,680	12.8%	11.4%	123,856
Transactions	(14,170)			622	(9,712)			888
Total	$57,291	(10.5)%	(11.6)%	$63,994	$129,968	4.2%	2.3%	$124,744
Total SG&A
Same Stores
U.S.	$249,033	2.7%	N/A	$242,559	$496,645	3.8%	N/A	$478,610
U.K.	46,319	10.1%	3.4%	42,087	93,134	12.2%	2.6%	83,017
Brazil	11,080	(7.9)%	3.1%	12,031	22,853	(2.1)%	5.2%	23,346
Total Same Stores	306,432	3.3%	2.8%	296,677	612,632	4.7%	3.7%	584,973
Transactions	1,660			1,891	19,807			3,374
Total	$308,092	3.2%	2.4%	$298,568	$632,439	7.5%	6.0%	$588,347

Total Gross Profit
Same Stores
U.S.	$343,311	1.3%	N/A	$338,967	$672,896	2.1%	N/A	$659,149
U.K.	57,096	12.6%	6.1%	50,692	112,441	11.7%	2.3%	100,630
Brazil	12,307	(8.5)%	2.0%	13,455	24,936	(2.8)%	4.4%	25,650
Total Same Stores	412,714	2.4%	1.9%	403,114	810,273	3.2%	2.2%	785,429
Transactions	25,449			1,778	47,653			2,985
Total	$438,163	8.2%	7.5%	$404,892	$857,926	8.8%	7.5%	$788,414
SG&A as a % of Gross Profit
Same Stores
U.S.	72.5%			71.6%	73.8%			72.6%
U.K.	81.1%			83.0%	82.8%			82.5%
Brazil	90.0%			89.4%	91.6%			91.0%
Total Same Stores	74.2%			73.6%	75.6%			74.5%
Transactions	6.5%			106.4%	41.6%			113.0%
Total	70.3%			73.7%	73.7%			74.6%
Adjusted Total SG&A (1)
Same Stores
U.S.	$241,221	(0.3)%	N/A	$241,916	$488,833	1.9%	N/A	$479,800
U.K.	46,319	10.8%	4.1%	41,799	93,134	12.6%	3.0%	82,729
Brazil	10,653	(11.5)%	(1.1)%	12,031	22,426	(3.9)%	3.0%	23,346
Total Same Stores	298,193	0.8%	0.3%	295,746	604,393	3.2%	2.1%	585,875
Transactions	21,656			1,891	39,803			3,373
Total	$319,849	7.5%	6.6%	$297,637	$644,196	9.3%	7.8%	$589,248
Adjusted SG&A as a % of Gross Profit (1)
Same Stores
U.S.	70.3%			71.4%	72.6%			72.8%
U.K.	81.1%			82.5%	82.8%			82.2%
Brazil	86.6%			89.4%	89.9%			91.0%
Total Same Stores	72.3%			73.4%	74.6%			74.6%
Transactions	85.1%			106.4%	83.5%			113.0%
Total	73.0%			73.5%	75.1%			74.7%

Employees	14,300			13,700	14,300			13,700
(1)See “Non-GAAP Financial Measures” for more details.
Our SG&A consists primarily of salaries, commissions, and incentive-based compensation, as well as rent and facility costs, advertising, insurance, benefits, utilities, and other fixed expenses. We believe that the majority of our personnel, all of our advertising, and a portion of certain other expenses are variable and can be adjusted in response to changing business conditions. We continue to aggressively pursue opportunities that take advantage of our size and negotiating leverage with our vendors and service providers in order to more effectively rationalize our cost structure.
Our total Same Store SG&A increased 3.3% for the three months ended June 30, 2018, as compared to the same period in 2017, explained by increases of 2.7%, and 10.1%, in the U.S., and the U.K., respectively, partially offset by a decrease of 7.9% in Brazil. After adjusting for non-core Same Store other SG&A costs of $5.8 million related to catastrophic events and $2.4 million in legal settlement costs, our Adjusted total Same Store SG&A increased 0.8% in the second quarter 2018 compared to 2017. Adjusted total Same Store SG&A for the three months ended June 30, 2017 excluded non-core Same Store other SG&A costs of $0.6 million related to catastrophic events and $0.3 million for acquisition costs. Our total Same Store SG&A increased 4.7% for the six months ended June 30, 2018 as compared to the same period in 2017, explained by increases of 3.8%, and 12.2% in the U.S., and the U.K., respectively, partially offset by a decrease of 2.1% in Brazil. After adjusting for the non-core items mentioned above, our Adjusted total Same Store SG&A increased 3.2% for the six months ended June 30, 2018. On a comparable basis, adjusted total Same Store SG&A for six months ended June 30, 2017 excluded adjustments for a pre-tax gain of $1.8 million related to a settlement with an OEM partner, as well as the catastrophic events charges and acquisition costs noted above in the three months ended June 30, 2017.

Our total Same Store personnel costs increased 2.8% for the three months ended June 30, 2018, to $191.0 million, as compared to the same period in 2017, explained by increases of 2.8% and 8.4% in the U.S. and the U.K., respectively, partially offset by a decrease of 16.5% in Brazil. The increase in Same Store personnel costs in the U.S. was primarily due to an increase in variable commission payments, largely corresponding with our strategic initiatives that have generated improvement in used retail vehicle sales volume and profitability and growth in aftersales revenue and gross profit. The increase in Same Store personnel costs in the U.K. was substantially attributable to variable commission payments that grew in relation to new and used retail vehicle sales volume. The decrease in personnel costs in Brazil was primarily due to a reduction on variable commission payments corresponding with the decline in total new and used retail vehicle sales volume and profitability, as well as the impact of continued cost rationalization initiatives. For the six months ended June 30, 2018, as compared to the same period in 2017, our total same store personnel costs increased 4.4% more than explained by increases of 4.2% and 9.5% in the U.S. and the U.K., respectively, and partially offset by a decrease of 10.3% in Brazil. In addition to the drivers noted above for the three months ended June 30, 2018, the U.S. Same Store personnel costs for the six months ended June 30, 2018 were impacted by a one-time bonus payment of $3.0 million to our U.S. non-managerial dealership and operational support staff, as well as the cost of several strategic initiatives that were launched during the first quarter of 2018 to improve retention of service personnel and increase used vehicle sales. The increase in personnel costs in the U.K. is primarily due to changes in exchange rates, as personnel costs were approximately flat on a constant currency basis for the six months ended June 30, 2018.
For the three months ended June 30, 2018, our total Same Store advertising costs decreased 12.3% to $17.6 million, which is more than explained by a decrease of 15.2% in our U.S. segment. The decrease was partially offset by increases in the U.K. and Brazil. The decrease in the U.S. was the result of efforts to rationalize and enhance the efficiency of our advertising spend, as well as capitalize on our size and negotiating leverage. The increase in the U.K., for the three months ended June 30, 2018, was attributable to further efforts to increase sales volume through an increase in advertising spend. For the six months ended June 30, 2018, as compared to the same period in 2017, our consolidated Same Store advertising costs decreased 7.8% to $34.8 million, primarily related to the 10.6% decrease in our U.S. segment.
Our consolidated Same Store rent and facility costs decreased 4.0% to $26.4 million for the three months ended June 30, 2018, as compared to the same period a year ago, more than explained by a decrease of 9.8% in our U.S. segment. The decrease was partially offset by an increase of 23.7% in our U.K. segment. The decrease in the U.S. is primarily explained by the continuation of strategic efforts to own the real estate associated with our dealerships and, thereby, reduce rent expense. The increase in the U.K. was primarily related to septennial property rate adjustments that occurred in 2017, as well as additional building maintenance costs associated with new and/or enhanced dealership facilities. For the six months ended June 30, 2018, as compared to the same period in 2017, our consolidated Same Store rent and facility costs decreased 2.6% to $52.9 million.
For the three months ended June 30, 2018, our total Same Store other SG&A costs increased 12.8% to $71.5 million as compared to the same period in 2017, resulting from increases of 14.2%, 7.0%, and 11.4% in the U.S., the U.K., and Brazil, respectively. The increase in the U.S. is more than explained by non-core costs of $5.8 million due to hail storms in Texas and Louisiana, as well as $2.0 million legal settlement costs during the period. For the six months ended June 30, 2018, our total Same Store other SG&A costs grew 12.8% to $139.7 million, driven by increases of 12.8%, 12.0% and 14.8% in the U.S., U.K., and Brazil, respectively.
Our total Same Store SG&A as a percentage of gross profit for the three months ended June 30, 2018, as compared to 2017, increased 60 basis points to 74.2%, reflecting an increase in the U.S. and Brazil that was partially offset by improvement in our U.K. segment. The increase in the U.S. of 90 basis points to 72.5% was largely attributable to the non-core costs associated with the hail storms and legal settlements mentioned above. Adjusting for the non-core items, our U.S. Same Store SG&A as a percentage of gross profit improved 110 basis points for the three months ended June 30, 2018, largely reflecting the impact of our strategic initiatives to reduce costs, as further described above. For the six months ended June 30, 2018, as compared to the same period in 2017, our total Same Store SG&A as a percentage of gross profit increased 110 basis points to 75.6%, reflecting increases in all three segments. On an adjusted basis, total Same Store SG&A as a percentage of gross profit remained flat at 74.6% compared to same period in 2017.

Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Same Stores
U.S.	$12,708	8.4%	N/A	$11,719	$25,202	9.0%	N/A	$23,117
U.K.	2,367	31.2%	23.4%	1,804	4,750	37.7%	26.1%	3,450
Brazil	473	32.5%	49.7%	357	862	19.4%	29.9%	722
Total Same Stores	15,548	12.0%	11.4%	13,880	30,814	12.9%	11.7%	27,289
Transactions	1,090			213	2,166			410
Total	$16,638	18.1%	17.2%	$14,093	$32,980	19.1%	17.5%	$27,699
(1)See “Non-GAAP Financial Measures” for more details.
Our total Same Store depreciation and amortization expense increased 12.0% and 12.9% for the three and six months ended June 30, 2018, respectively, as compared to the same period in 2017, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Same Stores
U.S.	$12,502	4.2%	N/A	$12,003	$24,563	7.4%	N/A	$22,878
U.K.	1,291	23.5%	16.2%	1,045	2,594	25.3%	14.6%	2,070
Brazil	137	23.4%	37.0%	111	373	111.9%	122.8%	176
Total Same Stores	13,930	5.9%	5.4%	13,159	27,530	9.6%	8.8%	25,124
Transactions	633			67	1,120			44
Total	$14,563	10.1%	9.5%	$13,226	$28,650	13.8%	12.9%	$25,168
Total manufacturers' assistance	$11,447	(1.9)%	(2.1)%	$11,672	$22,482	1.3%	1.1%	$22,185
(1)See “Non-GAAP Financial Measures” for more details.
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month LIBOR (or Prime rate in some cases) plus a spread in the U.S. and U.K. and a benchmark rate plus a spread in Brazil.
To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of June 30, 2018, we had interest rate swaps with an aggregate notional amount of $804.6 million in effect that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.6%. The total of these swaps represented 64.4% of our total U.S. floorplan borrowings outstanding at June 30, 2018. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Our total Same Store floorplan interest expense increased 5.9% and 9.6% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. Our U.S. Same Store floorplan interest expense increased 4.2% and 7.4% for the three and six months ended June 30, 2018, respectively, primarily explained by the increase in LIBOR compared to the same periods in 2017. These increases were partially offset by declines in our U.S. weighted average borrowings as compared to the same period a year ago. The declines in the U.S. weighted average borrowings were the result of management initiatives to reduce inventory levels, as a partial offset to rising LIBOR rates. In the U.K., our Same Store floorplan interest expense increased 23.5% and 25.3% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, driven by increases in our U.K. weighted average borrowings and weighted average interest rates, and the change in exchange rate between periods. Our Brazil Same Store floorplan interest expense increased 23.4% and 111.9% for the three and six months ended June 30, 2018, as compared to the same periods in prior year. The increases in Brazil were primarily the result of increases in both our weighted average borrowings and weighted average interest rates, reflecting our inventory and cash management strategies.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit, and our other long-term debt, partially offset by interest income. For the three months ended June 30, 2018, other interest expense net increased $2.1 million, or 12.1%, to $19.4 million, as compared to the same period in 2017. For the six months ended June 30, 2018, other interest expense net increased $3.9 million, or 11.4%, to $38.2 million, as compared to the same period in 2017. Increases for both periods were primarily attributable to an increase in the weighted average borrowings, as well as the weighted average interest rates associated with our variable-rate, real estate and other long-term debt, corresponding with an increase in LIBOR.
Provision for Income Taxes
Our provision for income taxes decreased $3.8 million to $18.7 million for the three months ended June 30, 2018, as compared to the same period in 2017. For the six months ended June 30, 2018, our provision for income taxes decreased $10.7 million to $29.1 million, as compared to the same period in 2017. For the three months ended June 30, 2018, our effective tax rate decreased to 24.9% from 36.6% as compared to the same period in 2017. For the six months ended June 30, 2018, our effective tax rate decreased to 24.0% from 35.3% as compared to the same period in 2017. These decreases were primarily due to the impact of the Tax Act that reduced the U.S. corporate tax rate from 35.0% to 21.0%.
On an adjusted basis, for the three months ended June 30, 2018, our adjusted effective tax rate decreased to 25.0% from 36.4% as compared to the same period in 2017. For the six months ended June 30, 2018, our adjusted effective tax rate decreased to 23.9% from 35.2% for the same period in 2017. See “Non-GAAP Financial Measures” for more details on adjustments to U.S. GAAP measures.
We expect our effective tax rate for the full-year of 2018 will be between 23.0% and 24.0%. We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income.

Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of our Floorplan Line and FMCC Facility (defined below) levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital, and dealership and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures, and acquisitions for the remainder of 2018. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2018 change, we may need to access the private or public capital markets to obtain additional funding.
Cash on Hand. As of June 30, 2018, our total cash on hand was $41.6 million. The balance of cash on hand excludes $144.1 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility as of June 30, 2018. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
Cash Flows. With respect to all new vehicle floorplan borrowings in the normal course of business, the manufacturers of the vehicles draft our credit facilities directly with no cash flows to or from us. With respect to borrowings for used vehicle financing, we finance up to 85% of the value of our used vehicle inventory in the U.S., and the funds flow directly to us from the lender. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (defined below) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. and Brazil unaffiliated with our manufacturer partners (collectively, “Non-OEM Floorplan Credit Facilities”), are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure “Adjusted net cash provided by operating activities,” which makes such reclassification, to further evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
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
The following tables set forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows on a GAAP and on an adjusted, non-GAAP basis. For further explanation and reconciliation to the most directly comparable GAAP measures, see “Non-GAAP Financial Measures” below.

	Six Months Ended June 30,
GAAP Basis	2018	2017
	(In thousands)
Net cash provided by operating activities	$263,106	$52,162
Net cash used in investing activities	(87,827)	(119,804)
Net cash provided by (used in) financing activities	(158,466)	70,583
Effect of exchange rate changes on cash	(2,812)	117
Net increase in cash, cash equivalents, and restricted cash	$14,001	$3,058

	Six Months Ended June 30,
Adjusted, Non-GAAP Basis	2018	2017
	(In thousands)
Adjusted net cash provided by operating activities	$185,700	$124,829
Adjusted net cash used in investing activities	(99,212)	(119,804)
Adjusted net cash used in financing activities	(69,675)	(2,084)
Effect of exchange rate changes on cash	(2,812)	117
Net increase in cash, cash equivalents, and restricted cash	$14,001	$3,058
Sources and Uses of Liquidity from Operating Activities
For the six months ended June 30, 2018, we generated $263.1 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $185.7 million in net cash flow from operating activities, primarily consisting of $92.3 million in net income, as well as non-cash adjustments related to depreciation and amortization of $33.0 million, stock-based compensation of $9.9 million, deferred income taxes of $5.6 million, asset impairments of $4.3 million, and a $59.8 million net change in operating assets and liabilities, partially offset by a $20.7 million gain on sale of assets. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $56.7 million from the net decrease in vehicle receivables and contracts-in-transit, $47.3 million from decreases in inventory levels, $26.1 million from increases in accounts payable and accrued expenses, and $21.2 million from the net decrease in accounts and notes receivable. These cash inflows were partially offset by adjusted cash outflows of $80.9 million from the net decrease in floorplan borrowings and $9.8 million from the net increase in prepaid expenses and other assets.
For the six months ended June 30, 2017, we generated $52.2 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $124.8 million in net cash flow from operating activities, primarily consisting of $73.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $27.7 million, deferred income taxes of $11.1 million, stock-based compensation of $10.5 million, and a $1.6 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $110.4 million from the net increase in floorplan borrowings, $53.4 million from decreases of vehicle receivables and contracts-in-transit, and $13.6 million from the net decrease in accounts and notes receivable. These cash inflows were partially offset by adjusted cash outflows of $142.2 million from increases in inventory levels, $28.5 million from decreases in accounts payable and accrued expenses, and $4.9 million from the net increase in prepaid expenses and other assets.
Working Capital. At June 30, 2018, we had $155.1 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures, or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the six months ended June 30, 2018, we used $87.8 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $99.2 million in net cash flow for investing activities, primarily consisting of $68.7 million of cash flows for dealership acquisition activity and $88.2 million for purchases of property and equipment, and to construct new, and improve existing, facilities, partially offset by cash inflows of $58.4 million related to dispositions of franchises and fixed assets. Within this total of property and equipment purchases, $65.1 million was used for capital expenditures, $23.0 million was used for the purchase of real estate associated with existing dealership operations and $0.1 million represents the net decrease in the accrual for capital expenditures from year-end.
During the six months ended June 30, 2017, we used $119.8 million in net cash flow for investing activities, primarily consisting of $57.1 million used for escrow deposits on real estate and dealership acquisitions, and $67.3 million for purchases of property and equipment, and to construct new, and improve existing, facilities. Within this total of property and equipment purchases, $48.4 million was used for capital expenditures, $14.0 million was used for the purchase of real estate associated with existing dealership operations and $4.8 million represents the net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $2.6 million related to dispositions of franchises and fixed assets and $2.0 million related to other items.
Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2018 will be less than $120.0 million which could generally be funded from excess cash.
Acquisitions. We evaluate the expected return on investment in our consideration of potential business purchases. In general, the purchase price, excluding real estate and floorplan liabilities, is approximately 15% to 20% of the annual revenue. Cash needed to complete our acquisitions normally comes from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities, term loans, and our Acquisition Line (defined below).
Sources and Uses of Liquidity from Financing Activities
For the six months ended June 30, 2018, we used $158.5 million in net cash flow from financing activities. On an adjusted basis for the same period, we used $69.7 million in net cash flow from financing activities, primarily related to cash outflows of $51.3 million to repurchase our Company's common stock, $8.7 million of net payments on real estate debt, $10.8 million for dividend payments, and $35.0 million in net payments on our Floorplan lines (representing the net cash activity in our floorplan offset accounts). These outflows were partially offset by cash inflows related to $13.7 million of net borrowings on our Acquisition Line and $21.5 million of net borrowings of other debt.
For the six months ended June 30, 2017, we generated $70.6 million in net cash from financing activities. On an adjusted basis for the same period, we used $2.1 million in net cash flow from financing activities, primarily related to cash outflows of $39.0 million to repurchase our Company's common stock, $10.2 million for dividend payments, and $1.0 million of net payments on real estate debt. These outflows were partially offset by cash inflows of $32.5 million of net borrowings on our Acquisition Line, $8.5 million in net borrowings on our Floorplan lines (representing the net cash activity in our floorplan offset accounts), and $4.6 million of net borrowings of other debt.

Credit Facilities, Debt Instruments and Other Financing Arrangements. Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding, and provide working capital for general corporate purposes.
The following table summarizes the position of our U.S. credit facilities as of June 30, 2018.

	As of June 30, 2018
U.S. Credit Facilities	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,440,000	$995,600	$444,400
Acquisition Line (2)	360,000	64,917	295,083
Total Revolving Credit Facility	1,800,000	1,060,517	739,483
FMCC Facility (3)	300,000	144,057	155,943
Total U.S. Credit Facilities (4)	$2,100,000	$1,204,574	$895,426

(1)	The available balance at June 30, 2018 includes $119.6 million of immediately available funds.

(2)
The outstanding balance of $64.9 million is related to outstanding letters of credit of $25.0 million and $39.9 million in borrowings as of June 30, 2018. The borrowings outstanding under the Acquisition Line represent 30.0 million British pound sterling translated at the spot rate on the day borrowed, solely for the purpose of calculating the Outstanding and Available borrowings under the Acquisition Line. The available borrowings may be limited from time to time, based on certain debt covenants.

(3)	The available balance at June 30, 2018 includes $24.5 million of immediately available funds.

(4)
The outstanding balance excludes $268.4 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments, and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations, or securities (“Restricted Payments”). As of June 30, 2018, the Credit Facility Restricted Payment Basket totaled $162.1 million and we were in compliance with all our financial covenants, including:

	As of June 30, 2018
	Required	Actual
Total Adjusted Leverage Ratio	< 5.50	3.89
Fixed Charge Coverage Ratio	> 1.20	2.45
Based upon our current five year operating and financial projections, we believe that we will remain compliant with such covenants in the future.
Other Inventory Credit Facilities and Financing Arrangements. We have other credit facilities in the U.S., U.K. and Brazil with third-party financial institutions, most of which are affiliated with the automobile manufacturers that provide financing for portions of our new, used, and rental vehicle inventories. In addition, we have outstanding debt instruments, including our 5.00% Notes and 5.25% Notes, as well as real estate related and other long-term debt instruments.
See Note 9 and 10 to our Consolidated Financial Statements, “Credit Facilities” and “Long-Term Debt”, respectively, for further discussion of our credit facilities, debt instruments, and other financing arrangements existing as of June 30, 2018.

Stock Issuances. No shares of our common stock were issued during the three months ended June 30, 2018 or June 30, 2017.
Stock Repurchases. From time to time, our Board of Directors gives authorization to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. The Company issues new shares or treasury shares, if available, when restricted stock vests. With respect to shares issued under the Employee Stock Purchase Plan, as amended (the “Purchase Plan”, formerly named the 1998 Employee Stock Purchase Plan), our Company's Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
In May 2018, the Board of Directors approved an increase of $100.0 million to the previously authorized repurchase amount, resulting in a gross repurchase authorization amount of up to $175.0 million of our common stock. During the three months ended June 30, 2018, we repurchased 610,752 shares under the authorization at an average price of $68.90 per share, for a total of $42.1 million, leaving $98.4 million available for future repurchases. See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding our stock repurchases during the three months ended June 30, 2018. Also, during the three months ended June 30, 2018, we adopted a Rule 10b5-1 trading plan that was effective from July 1, 2018 to July 26, 2018. Under the plan, we purchased an additional 367,773 shares subsequent to June 30, 2018 at an average price of $67.98 for an aggregate cost of $25.0 million. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions, and other factors.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments, and other factors.
Further, we are limited under the terms of the Revolving Credit Facility, certain mortgage term loans, 5.00% Notes and 5.25% Notes in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock. As of June 30, 2018, the restricted payment baskets limited us to $162.1 million in restricted payments. Generally, these restricted payment baskets will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company's foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases. For the six months ended June 30, 2018, we paid dividends of $10.4 million to common stock shareholders and $0.4 million to unvested restricted stock award holders.
Non-GAAP Financial Measures
In addition to evaluating the financial condition and results of our operations in accordance with U.S. GAAP, from time to time our management evaluates and analyzes results and any impact on the Company of strategic decisions and actions relating to, among other things, cost reduction, growth, profitability improvement initiatives, and other events outside of normal, or “core,” business and operations, by considering alternative financial measures not prepared in accordance with U.S. GAAP. In our evaluation of results from time to time, we exclude items that do not arise directly from core operations, such as non-cash asset impairment charges, gains and losses on dealership franchise or real estate transactions, and catastrophic events, such as hailstorms, hurricanes, and snow storms. Because these non-core charges and gains materially affect the Company's financial condition or results in the specific period in which they are recognized, management also evaluates, and makes resource allocation and performance evaluation decisions based on, the related non-GAAP measures excluding such items. This includes evaluating measures such as adjusted selling, general and administrative expenses, adjusted net income, adjusted diluted income per share, adjusted cash flows from operating, investing and financing activities, and constant currency. These adjusted measures are not measures of financial performance under U.S. GAAP, but are instead considered non-GAAP financial performance measures. Non-GAAP measures do not have definitions under U.S. GAAP and may be defined differently by, and not be comparable to similarly titled measures used by, other companies. As a result, any non-GAAP financial measures considered and evaluated by management are reviewed in conjunction with a review of the most directly comparable measures calculated in accordance with U.S. GAAP. We caution investors not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable U.S. GAAP measures.
In addition to using such non-GAAP measures to evaluate results in a specific period, management believes that such measures may provide more complete and consistent comparisons of operational performance on a period-over-period historical basis and a better indication of expected future trends. Our management also uses these adjusted measures in conjunction with U.S. GAAP financial measures to assess our business, including communication with our Board of Directors, investors, and industry analysts concerning financial performance. We disclose these non-GAAP measures, and the related reconciliations, because we believe investors use these metrics in evaluating longer-term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess operating performance. The exclusion of certain expenses in the calculation of non-GAAP financial measures should not be construed as an inference that these costs are unusual or infrequent. We anticipate excluding these expenses in the future presentation of our non-GAAP financial measures.
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

The following tables reconcile certain reported non-GAAP measures to the most comparable U.S. GAAP measures from our Statements of Operations by segment and on a consolidated basis (dollars in thousands, except per share amounts; may not foot due to rounding). Only adjusted amounts are reconciled below:

		U.S. Adjustments for
	Three Months Ended June 30, 2018
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Legal settlements	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$234,279	$(5,812)	$20,119	$(2,000)	$—	$246,586
Asset impairments	4,268	—	—	—	(4,268)	—
Income (loss) from operations	99,083	5,812	(20,119)	2,000	4,268	91,044
Income (loss) before income taxes	68,942	5,812	(20,119)	2,000	4,268	60,903
Benefit (provision) for income taxes	(17,402)	(1,444)	4,917	(496)	(1,089)	(15,514)
Net income (loss)	$51,540	$4,368	$(15,202)	$1,504	$3,179	$45,389

SG&A as % Gross Profit:	66.8					70.3
Operating Margin %:	4.6					4.2
Pretax Margin %:	3.2					2.8

Same Store SG&A	$249,033	$(5,812)	$—	$(2,000)	$—	$241,221
Same Store SG&A as % Gross Profit:	72.5					70.3

Same Store income from operations	$77,548	$5,812	$—	$2,000	$4,022	$89,382
Same Store Operating Margin %:	3.7					4.2

	Brazil Adjustments for
	Three Months Ended June 30, 2018
	U.S. GAAP	Legal settlements	Non-GAAP Adjusted
Selling, general and administrative expenses	$11,555	$(550)	$11,005
Income from operations	659	550	1,209
Income before income taxes	230	550	780
Provision for income taxes	(420)	(72)	(492)
Net income (loss)	$(190)	$478	$288

SG&A as % Gross Profit:	91.1		86.7
Operating Margin %:	0.6		1.1
Pretax Margin %:	0.2		0.7

Same Store SG&A	$11,080	$(427)	$10,653
Same Store SG&A as % Gross Profit:	90.0		86.6

Same Store income from operations	$754	$427	$1,181
Same Store Operating Margin %:	0.7		1.1

		Consolidated Adjustments for
	Three Months Ended June 30, 2018
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Legal settlements	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$308,092	$(5,812)	$20,119	$(2,550)	$—	$319,849
Asset impairments	4,268	—	—	—	(4,268)	—
Income (loss) from operations	109,165	5,812	(20,119)	2,550	4,268	101,676
Income (loss) before income taxes	75,188	5,812	(20,119)	2,550	4,268	67,699
Benefit (provision) for income taxes	(18,725)	(1,444)	4,917	(568)	(1,089)	(16,909)
Net income (loss)	$56,463	$4,368	$(15,202)	$1,982	$3,179	$50,790
Less: Adjusted earnings (loss) allocated to participating securities	1,916	149	(519)	68	108	1,722
Adjusted net income (loss) available to diluted common shares	$54,547	$4,219	$(14,683)	$1,914	$3,071	$49,068

Diluted income (loss) per common share	$2.72	$0.21	$(0.73)	$0.10	$0.15	$2.45

Effective tax rate %	24.9					25.0

SG&A as % Gross Profit:	70.3					73.0
Operating Margin %:	3.7					3.5
Pretax Margin %:	2.6					2.3

Same Store SG&A	$306,432	$(5,812)	$—	$(2,427)	$—	$298,193
Same Store SG&A as % Gross Profit:	74.2					72.3

Same Store income from operations	$86,712	$5,812	$—	$2,427	$4,022	$98,973
Same Store Operating Margin %:	3.2					3.6

	U.S. Adjustments for
	Six Months Ended June 30, 2018
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Legal settlements	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$487,220	$(5,812)	$20,119	$(2,000)	$—	$499,527
Asset impairments	4,268	—	—	—	(4,268)	—
Income (loss) from operations	168,946	5,812	(20,119)	2,000	4,268	160,907
Income (loss) before income taxes	109,452	5,812	(20,119)	2,000	4,268	101,413
Benefit (provision) for income taxes	(26,759)	(1,444)	4,917	(496)	(1,089)	(24,871)
Net income (loss)	$82,693	$4,368	$(15,202)	$1,504	$3,179	$76,542

SG&A as % Gross Profit:	71.0					72.8
Operating Margin %:	4.0					3.8
Pretax Margin %:	2.6					2.4

Same Store SG&A	$496,645	$(5,812)	$—	$(2,000)	$—	$488,833
Same Store SG&A as % Gross Profit:	73.8					72.6

Same Store income from operations	$147,027	$5,812	$—	$2,000	$4,022	$158,861
Same Store Operating Margin %:	3.5					3.8

		Brazil Adjustments for
	Six Months Ended June 30, 2018
	U.S. GAAP	Legal Settlements	Non-GAAP Adjusted
Selling, general and administrative expenses	$23,365	$(550)	$22,815
Income from operations	1,087	550	1,637
Income before income taxes	150	550	700
Provision for income taxes	(554)	(72)	(626)
Net income (loss)	$(404)	$478	$74

SG&A as % Gross Profit:	92.3		90.1
Operating Margin %:	0.5		0.7
Pretax Margin %:	0.1		0.3

Same Store SG&A	$22,853	$(427)	$22,426
Same Store SG&A as % Gross Profit:	91.6		89.9

Same Store income from operations	$1,221	$427	$1,648
Same Store Operating Margin %:	0.6		0.8

		Consolidated Adjustments for
		Six Months Ended June 30, 2018
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Legal settlements	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$632,439	$(5,812)	$20,119	$(2,550)	$—	$644,196
Asset impairments	4,268	—	—	—	(4,268)	—
Income (loss) from operations	188,239	5,812	(20,119)	2,550	4,268	180,750
Income (loss) before income taxes	121,355	5,812	(20,119)	2,550	4,268	113,866
Benefit (provision) for income taxes	(29,078)	(1,444)	4,917	(568)	(1,089)	(27,262)
Net income (loss)	$92,277	$4,368	$(15,202)	$1,982	$3,179	$86,604
Less: Adjusted earnings (loss) allocated to participating securities	3,123	149	(518)	68	108	2,930
Adjusted net income (loss) available to diluted common shares	$89,154	$4,219	$(14,684)	$1,914	$3,071	$83,674

Diluted income (loss) per common share	$4.42	$0.21	$(0.73)	$0.10	$0.15	$4.15

Effective tax rate %	24.0					23.9

SG&A as % Gross Profit:	73.7					75.1
Operating Margin %:	3.2					3.1
Pretax Margin %:	2.1					2.0

Same Store SG&A	$612,632	$(5,812)	$—	$(2,427)	$—	$604,393
Same Store SG&A as % Gross Profit:	75.6					74.6

Same Store income from operations	$162,805	$5,812	$—	$2,427	$4,022	$175,066
Same Store Operating Margin %:	3.0					3.3

		U.S. Adjustments for
	Three Months Ended June 30, 2017
	U.S. GAAP	Catastrophic events	Non-GAAP Adjusted
Selling, general and administrative expenses	$243,844	$(643)	$243,201
Income from operations	84,703	643	85,346
Income before income taxes	56,069	643	56,712
Provision for income taxes	(21,696)	(250)	(21,946)
Net income	$34,373	$393	$34,766

SG&A as % Gross Profit:	71.6		71.4
Operating Margin %:	4.0		4.0
Pretax Margin %:	2.6		2.7

2017 vs. 2018
Same Store SG&A	$242,559	$(643)	$241,916
Same Store SG&A as % Gross Profit:	71.6		71.4

Same Store income from operations	$84,690	$643	$85,333
Same Store Operating Margin %:	4.0		4.0

		U.K. Adjustments for
	Three Months Ended June 30, 2017
	U.S. GAAP	Acquisition costs	Non-GAAP Adjusted
Selling, general and administrative expenses	$42,456	$(288)	$42,168
Income from operations	6,666	288	6,954
Income before income taxes	4,929	288	5,217
Provision for income taxes	(806)	—	(806)
Net income	$4,123	$288	$4,411

SG&A as % Gross Profit:	83.4		82.8
Operating Margin %:	1.5		1.6
Pretax Margin %:	1.1		1.2

2017 v. 2018
Same Store SG&A	$42,087	$(288)	$41,799
Same Store SG&A as % Gross Profit:	83.0		82.5

Same Store income from operations	$6,801	$288	$7,089
Same Store Operating Margin %:	1.6		1.6

	Consolidated Adjustments for
	Three Months Ended June 30, 2017
	U.S. GAAP	Catastrophic events	Acquisition costs	Non-GAAP Adjusted
Selling, general and administrative expenses	$298,568	$(643)	$(288)	$297,637
Income from operations	92,231	643	288	93,162
Income before income taxes	61,690	643	288	62,621
Provision for income taxes	(22,557)	(250)	—	(22,807)
Net income	$39,133	$393	$288	$39,814
Less: Adjusted earnings allocated to participating securities	1,389	14	10	1,413
Adjusted net income available to diluted common shares	$37,744	$379	$278	$38,401

Diluted income per common share	$1.84	$0.02	$0.01	$1.87

Effective tax rate %	36.6			36.4

SG&A as % Gross Profit:	73.7			73.5
Operating Margin %:	3.5			3.5
Pretax Margin %:	2.3			2.3

2017 vs. 2018
Same Store SG&A	$296,677	$(643)	$(288)	$295,746
Same Store SG&A as % Gross Profit:	73.6			73.4

Same Store income from operations	$92,558	$643	$288	$93,489
Same Store Operating Margin %:	3.5			3.5

		U.S. Adjustments for
	Six Months Ended June 30, 2017
	U.S. GAAP	Catastrophic events	Legal settlements	Non-GAAP Adjusted
Selling, general and administrative expenses	$480,117	$(643)	$1,833	$481,307
Income (loss) from operations	157,459	643	(1,833)	156,269
Income (loss) before income taxes	101,675	643	(1,833)	100,485
Benefit (provision) for income taxes	(38,043)	(250)	696	(37,597)
Net income (loss)	$63,632	$393	$(1,137)	$62,888

SG&A as % Gross Profit:	72.6			72.8
Operating Margin %:	3.8			3.8
Pretax Margin %:	2.5			2.5

2017 v. 2018
Same Store SG&A	$478,610	$(643)	$1,833	$479,800
Same Store SG&A as % Gross Profit:	72.6			72.8

Same Store income (loss) from operations	$157,428	$643	$(1,833)	$156,238
Same Store Operating Margin %:	3.9			3.8

		U.K. Adjustments for
	Six Months Ended June 30, 2017
	U.S. GAAP	Acquisition costs	Non-GAAP Adjusted
Selling, general and administrative expenses	$84,080	$(288)	$83,792
Income from operations	13,662	288	13,950
Income before income taxes	10,310	288	10,598
Provision for income taxes	(1,676)	—	(1,676)
Net income	$8,634	$288	$8,922

SG&A as % Gross Profit:	83.1		82.8
Operating Margin %:	1.5		1.6
Pretax Margin %:	1.2		1.2

2017 v. 2018
Same Store SG&A	$83,017	$(288)	$82,729
Same Store SG&A as % Gross Profit:	82.5		82.2

Same Store income from operations	$14,163	$288	$14,451
Same Store Operating Margin %:	1.6		1.6

		Consolidated Adjustments for
	Six Months Ended June 30, 2017
	U.S. GAAP	Catastrophic events	Acquisition costs	Legal settlements (1)	Non-GAAP Adjusted
Selling, general and administrative expenses	$588,347	$(643)	$(288)	$1,833	$589,249
Income (loss) from operations	172,368	643	288	(1,833)	171,466
Income (loss) before income taxes	112,886	643	288	(1,833)	111,984
Benefit (provision) for income taxes	(39,814)	(250)	—	696	(39,368)
Net income (loss)	$73,072	$393	$288	$(1,137)	$72,616
Less: Adjusted earnings (loss) allocated to participating securities	2,645	14	11	(42)	2,628
Adjusted net income (loss) available to diluted common shares	$70,427	$379	$277	$(1,095)	$69,988

Diluted income (loss) per common share	$3.42	$0.02	$0.01	$(0.05)	$3.40

Effective tax rate %	35.3				35.2

SG&A as % Gross Profit:	74.6				74.7
Operating Margin %:	3.3				3.3
Pretax Margin %:	2.2				2.2

2017 v. 2018
Same Store SG&A	$584,973	$(643)	$(288)	$1,833	$585,875
Same Store SG&A as % Gross Profit:	74.5				74.6

Same Store income (loss) from operations	$173,173	$643	$288	$(1,833)	$172,271
Same Store Operating Margin %:	3.3				3.3
(1) For the six months ended June 30, 2017, we recognized a net pre-tax gain related to a settlement with an OEM of $1.8 million.

The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a U.S.
GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	% Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$263,106	$52,162	404.4
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition related activity	(79,406)	72,667
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	2,000	—
Adjusted net cash provided by operating activities	$185,700	$124,829	48.8
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(87,827)	$(119,804)	(26.7)
Change in cash paid for acquisitions, associated with floorplan notes payable	6,144	—
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(17,529)	—
Adjusted net cash used in investing activities	$(99,212)	$(119,804)	(17.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	$(158,466)	$70,583	(324.5)
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	88,791	(72,667)
Adjusted net cash used in financing activities	$(69,675)	$(2,084)	3,243.3

Item 3. Quantitative and Qualitative Disclosures About Market Risk
This Quantitative and Qualitative Disclosures About Market Risk contains information about our market-sensitive financial instruments that constitute forward-looking statements. See “Cautionary Statement about Forward-Looking Statements.”
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided about foreign currency exchange rates and financial instruments to which we are a party at June 30, 2018, and from which we may incur future gains or losses from changes in market interest rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of June 30, 2018, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $548.3 million and $542.9 million, respectively. At December 31, 2017, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $567.9 million and $542.1 million, respectively. As of June 30, 2018, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $291.2 million and $296.4 million, respectively. At December 31, 2017, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $310.9 million and $296.2 million, respectively. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $83.2 million and $86.8 million as of June 30, 2018 and December 31, 2017, respectively. The fair value of such fixed interest rate borrowings was $85.0 million and $92.9 million as of June 30, 2018 and December 31, 2017, respectively.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
We use interest rate swaps to adjust our exposure to interest rate movements, when appropriate, based upon market conditions. As of June 30, 2018, we held interest rate swaps in effect with aggregate notional amounts of $804.6 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.6%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate real estate related borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive income or loss. As of June 30, 2018, net unrealized gains, net of income taxes, totaled $12.5 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of June 30, 2018, all of our derivative contracts were determined to be effective. In addition to the $804.6 million of swaps in effect as of June 30, 2018, we also held seven interest rate swaps with forward start dates between December 2018 and December 2020 and expiration dates between December 2021 and December 2030. As of June 30, 2018, the aggregate notional amount of these swaps was $375.0 million with a weighted average interest rate of 1.8%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2030 does not exceed $902.4 million.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions):

	Q2 2018	Q3 2018	Q4 2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030
Weighted average notional amount in effect during the period	$805	$804	$805	$901	$549	$418	$154	$132	$125	$125	$100	$100	$100	$100	$100
Weighted average interest rate during the period	2.61%	2.62%	2.61%	2.30%	2.21%	1.77%	1.77%	1.82%	1.81%	1.81%	1.85%	1.85%	1.85%	1.85%	1.85%
As of June 30, 2018, we had $1,652.7 million of variable-rate borrowings outstanding. Based on the average amount of variable-rate borrowings outstanding for the six months ended June 30, 2018, and before the impact of our interest rate swaps described above, a 100 basis-point change in interest rates would have resulted in an approximate $17.6 million change to our annual interest expense. After consideration of the average interest rate swaps described in effect during the six months ended June 30, 2018, a 100 basis-point change would have yielded a net annual change of $9.4 million in annual interest expense. This interest rate sensitivity increased from June 30, 2017 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which historically has been influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended June 30, 2018, we recognized $11.4 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 78.3% of our floorplan interest expense for the first quarter of 2018 to 139.9% for the third quarter of 2015. In the U.S., manufacturer's interest assistance was 87.5% of floorplan interest expense in the second quarter of 2018. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical practice of the OEMs, that an increase in prevailing interest rates would result in increased assistance from certain manufacturers over time.
Foreign Currency Exchange Rates. As of June 30, 2018, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may temporarily impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in a $120.7 million decrease to our revenues for the six months ended June 30, 2018. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in a $20.0 million decrease to our revenues for the six months ended June 30, 2018. We believe that inflation rates over the last few years have not had a significant impact on our consolidated revenues or profitability. We do not expect inflation to have near-term material effects on the sale of our products and services on a consolidated basis; however, we cannot be sure there will be no such effect in the future. We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.

For additional information about our market sensitive financial instruments please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations,” “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to “Item 8. Financial Statements and Supplementary Data” in our 2017 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2018, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In late June 2016, Volkswagen agreed to pay up to an aggregate of $14.7 billion to settle claims stemming from the diesel emissions scandal. In October 2016, we received notification from Volkswagen that we are entitled to receive, in the aggregate, approximately $13.2 million in connection with our current and prior ownership of seven Volkswagen dealerships in the U.S. We accepted and executed the offer in the fourth quarter of 2016 and received half of the compensation in a lump sum amount in January 2017 with the remaining amount to be paid over 18 months. We had received 17 of the remaining 18 monthly installments as of June 30, 2018. Subsequent to June 30, 2018, we received the 18th monthly installment from Volkswagen as final resolution of the settlement. Also, in conjunction with the Volkswagen diesel emissions scandal, Volkswagen agreed in March 2017 to settle allegations of damages by us relative to our three Audi branded dealerships. We received the cash settlement for Audi in the second quarter of 2017.
We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. For a discussion of our legal proceedings, see Part I, “Item 1. Financial Statements”, Notes to Consolidated Financial Statements, Note 12, “Commitments and Contingencies”.
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2017 Form 10-K, which could materially affect our business, financial condition or future results. The following updates the risk factors included in our 2017 Form 10-K:
Tariff and trade risk. Increased tariffs, import product restrictions, and foreign trade risks may impair our ability to sell foreign vehicles profitably. In May 2018, the Trump Administration threatened to add 25% tariffs on foreign vehicles or parts and instructed the U.S. Commerce Department to begin an inquiry to determine if the importation of foreign vehicles or parts adversely impacts U.S. national security. Should the Commerce Department determine that foreign vehicles do pose such a threat, the Trump Administration may impose up to 25% tariffs on foreign vehicles and parts. There is substantial uncertainty regarding the outcome of the determination, as well as whether “foreign” vehicles include those made by non-U.S. based manufacturers in the U.S. or parts made outside the U.S. but included in U.S. assembled vehicles, the retaliatory response of foreign governments, and many other factors. Should tariffs increase, we expect the price of many new vehicles we sell to increase, which may adversely affect our new vehicle sales and related finance and insurance sales.
The risks described in our 2017 Form 10-K and above are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(3)
				(In thousands, excluding commissions)
April 1 - April 30, 2018 (2)	100,200	$65.76	100,200	$33,853
May 1 - May 15, 2018 (2)	121,898	$66.66	121,898	$25,726
May 16 - May 31, 2018	296,475	$69.89	296,475	$105,007
June 1 - June 30, 2018	92,179	$72.07	92,179	$98,364
Total	610,752	$68.90	610,752
(1) In May 2018, the Board of Directors approved an increase of $100.0 million to the previously authorized repurchase amount, resulting in a gross repurchase authorization amount of up to $175.0 million of our common stock. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions, and other factors. During the three months ended June 30, 2018, 610,752 shares were repurchased for a total cost of $42.1 million.

(2) Shares repurchased under the prior $75.0 million authorization for a total cost of $14.7 million.

(3)Also, during the three months ended June 30, 2018, we adopted a Rule 10b5-1 trading plan that was effective from July 1, 2018 to July 26, 2018. Under the plan, we purchased an additional 367,773 shares subsequent to June 30, 2018 at an average price of $67.98 for an aggregate cost of $25.0 million.

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

10.1†	—
Form of Restricted Stock Agreement with Qualified Retirement Provisions (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2018)

10.2†	—
Amendment to Employment Agreement dated effective as of May 17, 2018 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2018)

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
Date: August 2, 2018