Form 10-Q
period 2018-09-30
GROUP 1 AUTOMOTIVE INC
filed 2018-11-01
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	☐	Accelerated filer

Non-accelerated filer	☐	☐	Smaller reporting company

		☐	Emerging growth company
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of October 29, 2018, the registrant had 19,174,320 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,027	$28,787
Contracts-in-transit and vehicle receivables, net	235,609	306,433
Accounts and notes receivable, net	169,318	188,611
Inventories, net	1,733,756	1,763,293
Prepaid expenses and other current assets	77,996	42,062
Total current assets	2,248,706	2,329,186
PROPERTY AND EQUIPMENT, net	1,350,929	1,318,959
GOODWILL	968,771	913,034
INTANGIBLE FRANCHISE RIGHTS	276,285	285,632
OTHER ASSETS	36,175	24,254
Total assets	$4,880,866	$4,871,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility and other	$1,155,034	$1,240,695
Offset account related to floorplan notes payable - credit facility	(71,397)	(86,547)
Floorplan notes payable - manufacturer affiliates	415,615	397,183
Offset account related to floorplan notes payable - manufacturer affiliates	(20,500)	(22,500)
Current maturities of long-term debt and short-term financing	76,080	77,609
Current liabilities from interest rate risk management activities	311	1,996
Accounts payable	428,441	412,981
Accrued expenses	207,082	177,070
Total current liabilities	2,190,666	2,198,487
LONG-TERM DEBT, net of current maturities	1,304,127	1,318,184
DEFERRED INCOME TAXES	137,826	124,404
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	444	8,583
OTHER LIABILITIES	99,457	97,125
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000 shares authorized; 25,494 and 25,515 issued, respectively	255	255
Additional paid-in capital	290,668	291,461
Retained earnings	1,368,946	1,246,323
Accumulated other comprehensive loss	(128,894)	(123,226)
Treasury stock, at cost; 5,913 and 4,617 shares, respectively	(382,629)	(290,531)
Total stockholders’ equity	1,148,346	1,124,282
Total liabilities and stockholders’ equity	$4,880,866	$4,871,065

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited, in thousands, except per share amounts)
REVENUES:
New vehicle retail sales	$1,539,498	$1,710,241	$4,608,658	$4,496,222
Used vehicle retail sales	792,405	743,038	2,394,828	2,089,914
Used vehicle wholesale sales	86,570	104,827	283,453	308,361
Parts and service sales	354,501	343,193	1,062,145	994,522
Finance, insurance and other, net	116,084	110,993	343,462	314,297
Total revenues	2,889,058	3,012,292	8,692,546	8,203,316
COST OF SALES:
New vehicle retail sales	1,461,896	1,621,909	4,379,047	4,263,752
Used vehicle retail sales	742,250	695,915	2,249,964	1,952,873
Used vehicle wholesale sales	86,884	105,012	281,871	308,713
Parts and service sales	162,927	158,036	488,637	458,144
Total cost of sales	2,453,957	2,580,872	7,399,519	6,983,482
GROSS PROFIT	435,101	431,420	1,293,027	1,219,834
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	316,771	328,327	949,210	916,674
DEPRECIATION AND AMORTIZATION EXPENSE	16,981	15,059	49,961	42,758
ASSET IMPAIRMENTS	23,159	9,526	27,427	9,526
INCOME FROM OPERATIONS	78,190	78,508	266,429	250,876
OTHER EXPENSE:
Floorplan interest expense	(14,685)	(13,491)	(43,335)	(38,659)
Other interest expense, net	(19,140)	(17,874)	(57,374)	(52,188)
INCOME BEFORE INCOME TAXES	44,365	47,143	165,720	160,029
PROVISION FOR INCOME TAXES	(9,587)	(17,262)	(38,666)	(57,076)
NET INCOME	$34,778	$29,881	$127,054	$102,953
BASIC EARNINGS PER SHARE	$1.74	$1.43	$6.18	$4.85
Weighted average common shares outstanding	19,253	20,222	19,859	20,475
DILUTED EARNINGS PER SHARE	$1.74	$1.43	$6.18	$4.85
Weighted average common shares outstanding	19,261	20,225	19,868	20,480
CASH DIVIDENDS PER COMMON SHARE	$0.26	$0.24	$0.78	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited, in thousands)
NET INCOME	$34,778	$29,881	$127,054	$102,953
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustment	(5,908)	8,399	(22,223)	16,998
Net unrealized gain (loss) on interest rate risk management activities:
Unrealized gain (loss) arising during the period, net of tax (provision) benefit of ($846), $154, ($4,416), and $1,462, respectively	2,680	(257)	13,985	(2,437)
Reclassification adjustment for realized gain on interest rate swap termination included in SG&A, net of tax provision of $220.	—	—	(698)	—
Reclassification adjustment for loss included in interest expense, net of tax benefit of $266, $1,027, $1,080, and $3,581, respectively	842	1,711	3,418	5,968
Unrealized gain on interest rate risk management activities, net of tax	3,522	1,454	16,705	3,531
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES	(2,386)	9,853	(5,518)	20,529
COMPREHENSIVE INCOME	$32,392	$39,734	$121,536	$123,482

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount					Total
	(Unaudited, in thousands)
Balance, December 31, 2017	25,515	$255	$291,461	$1,246,323	$(123,226)	$(290,531)	$1,124,282
Net income	—	—	—	127,054	—	—	127,054
Other comprehensive loss, net	—	—	—	—	(5,518)	—	(5,518)
Tax effects reclassified from accumulated other comprehensive loss	—	—	—	150	(150)	—	—
Purchases of treasury stock	—	—	—	—	—	(108,624)	(108,624)
Net issuance of treasury shares to employee stock compensation plans	(21)	—	(14,996)	—	—	16,526	1,530
Stock-based compensation	—	—	14,203	—	—	—	14,203
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(15,978)	—	—	(15,978)
Impact of ASC 606 cumulative adjustment	—	—	—	11,397	—	—	11,397
Balance, September 30, 2018	25,494	$255	$290,668	$1,368,946	$(128,894)	$(382,629)	$1,148,346

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,054	$102,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,961	42,758
Deferred income taxes	4,088	16,102
Asset impairments	27,427	9,526
Stock-based compensation	14,241	14,606
Amortization of debt discount and issue costs	2,475	2,852
Gain on disposition of assets	(26,964)	(848)
Other	589	(548)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	35,481	85,163
Accounts and notes receivable	28,431	(8,892)
Inventories	33,737	68,454
Contracts-in-transit and vehicle receivables	70,211	(15,273)
Prepaid expenses and other assets	(22,461)	(4,930)
Floorplan notes payable - manufacturer affiliates	13,923	(5,164)
Deferred revenues	(778)	475
Net cash provided by operating activities	357,415	307,234
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	(135,342)	(109,082)
Proceeds from disposition of franchises, property and equipment	107,704	5,133
Purchases of property and equipment, including real estate	(118,215)	(144,310)
Deposits for real estate and dealership acquisitions	381	—
Other	—	1,526
Net cash used in investing activities	(145,472)	(246,733)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	5,106,810	5,053,598
Repayments on credit facility - floorplan line and other	(5,185,225)	(5,108,475)
Borrowings on credit facility - acquisition line	98,596	68,085
Repayments on credit facility - acquisition line	(91,450)	(35,576)
Borrowings on other debt	123,298	126,316
Principal payments on other debt	(105,551)	(88,701)
Borrowings on debt related to real estate, net of debt issue costs	54,712	39,031
Principal payments on debt related to real estate	(83,242)	(21,269)
Employee stock purchase plan purchases, net of employee tax withholdings	1,529	4,196
Proceeds from termination of mortgage swap	918	—
Repurchases of common stock, amounts based on settlement date	(108,623)	(40,094)
Dividends paid	(16,014)	(15,221)
Net cash used in financing activities	(204,242)	(18,110)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,941)	867
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,760	43,258
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	29,631	24,246
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$34,391	$67,504
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable	$6,131	$10,364

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
The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts. As of September 30, 2018, the Company’s U.S. retail network consisted of 117 dealerships within the following states: Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina, and Texas. The President of U.S. Operations reports directly to the Company's Chief Executive Officer and is responsible for the overall performance of the U.S. region, as well as for overseeing the market directors and dealership general managers. In addition, as of September 30, 2018, the Company had two international regions: (a) the U.K., which consisted of 47 dealerships and (b) Brazil, which consisted of 17 dealerships. The operations of the Company's international regions are structured similar to the U.S. region.
The Company's operating results are generally subject to seasonal variations, as well as changes in the economic environment. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. For the U.K., the first and third quarters tend to be stronger, driven by the vehicle license plate change months of March and September. For Brazil, the Company expects higher volumes in the third and fourth calendar quarters. The first quarter in Brazil is generally the weakest, driven by more consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic conditions, manufacturer incentive programs, supply issues, seasonal weather events and/or changes in currency exchange rates may exaggerate seasonal or cause counter-seasonal fluctuations in the Company's revenues and operating income. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for any other interim period or for the entire fiscal year.
Basis of Presentation
The accompanying unaudited condensed Consolidated Financial Statements and footnotes thereto that include financial information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying unaudited condensed Consolidated Financial Statements. All business acquisitions completed during the periods presented have been accounted for by applying the acquisition method of accounting, and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on estimates of fair value and are subject to change within the purchase price allocation period (generally one year from the respective acquisition date). All intercompany balances and transactions have been eliminated in consolidation.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Statements of Cash Flows
The Company utilizes various credit facilities to finance the purchase of its new and used vehicle inventory. With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft the Company’s credit facilities directly with no cash flow to or from the Company. With respect to borrowings for used vehicle financing in the U.S., the Company finances up to 85% of the value of the used vehicle inventory and the funds flow directly between the Company and the lender. In the U.K. and Brazil, the Company chooses which used vehicles to finance and the borrowings flow directly to the Company from the lender.
The Company categorizes the cash flows associated with borrowings and repayments on these various credit facilities as Operating or Financing Activities in its Consolidated Statements of Cash Flows. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to manufacturer affiliated lenders participating in the Company’s syndicated lending group under the Revolving Credit Facility (as defined in Note 9, “Credit Facilities”)) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. All borrowings from, and repayments to, the syndicated lending group under the Revolving Credit Facility (including the cash flows from or to manufacturer affiliated lenders participating in the facility), as well as borrowings from, and repayments to, the Company’s other credit facilities, are presented within Cash Flows from Financing Activities.
Cash paid for interest, including the monthly settlement of the Company’s interest rate derivatives, was $84.4 million and $76.0 million for the nine months ended September 30, 2018 and 2017, respectively. Cash paid for taxes, net of refunds, was $31.0 million and $45.7 million for the nine months ended September 30, 2018 and 2017, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows. See Note 11, “Fair Value Measurements”, for additional details regarding the Company's restricted cash balances.

	September 30, 2018	December 31, 2017
	(In thousands)

Cash and cash equivalents	$32,027	$28,787
Restricted cash, included in other assets	2,364	844
Total cash, cash equivalents, and restricted cash	$34,391	$29,631

Recently Adopted Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this update addresses several specific cash flow issues with the objective of reducing the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted ASU 2016-15 during the first quarter of 2018. The adoption of this ASU did not materially impact its net income, retained earnings, consolidated financial statements, results of operations or cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force (“EITF”). The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 during the first quarter of 2018. The adoption of this ASU did not materially impact its consolidated financial statements, results of operations or cash flows.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax legislation enacted by the U.S. government on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), to retained earnings. The FASB gave entities the option to reclassify these amounts rather than require reclassification and the option to apply the guidance retrospectively or in the period of adoption. The amendments in this update are effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The Company early adopted ASU 2018-02 as of July 1, 2018, and reclassified $0.2 million of stranded tax effects from accumulated other comprehensive income to retained earnings.
Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), and all subsequent amendments issued thereafter, that amend the accounting guidance on revenue recognition. The Company adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018, with a cumulative-effect adjustment to retained earnings recognized as of the date of adoption. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting policies under Topic 605.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet as of January 1, 2018 for the adoption of Topic 606 were as follows:

	January 1, 2018
	Balance at December 31, 2017	Adjustment due to Topic 606	Balance at January 1, 2018
Balance Sheet	(In thousands)
Assets
Accounts and notes receivable, net	$188,611	$11,623	$200,234
Inventories, net	1,763,293	(3,660)	1,759,633
Prepaid expense and other current assets	42,062	8,683	50,745

Liabilities
Accounts payable	$412,981	$1,756	$414,737
Deferred income taxes	124,404	3,493	127,897

Stockholders' equity
Retained earnings	$1,246,323	$11,397	$1,257,720

The impact of applying Topic 606 for the three and nine months ended September 30, 2018 was as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher / (Lower)	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher / (Lower)
Income Statement	(In thousands)			(In thousands)
Revenues
Parts and service sales	$354,501	$353,588	$913	$1,062,145	$1,061,160	$985
Finance, insurance and other, net	116,084	111,943	4,141	343,462	340,139	3,323

Cost of sales
Parts and service sales	$162,927	$162,601	$326	$488,637	$488,412	$225
Selling, general and administrative expenses	316,771	316,640	131	949,210	948,991	219
Provision for income taxes	9,587	8,490	1,097	38,666	37,771	895
Net income	$34,778	$31,278	$3,500	$127,054	$124,085	$2,969

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The impact of applying Topic 606 at September 30, 2018 was as follows:

	September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher / (Lower)
Balance Sheet	(In thousands)
Assets
Accounts and notes receivable, net	$169,318	$156,900	$12,418
Inventories, net	1,733,756	1,737,582	(3,826)
Prepaid expense and other current assets	77,996	65,989	12,007

Liabilities
Accounts payable	$428,441	$426,505	$1,936
Deferred income taxes	137,826	133,453	4,373

Stockholders' equity
Retained earnings and accumulated other comprehensive loss	$1,240,052	$1,225,762	$14,290

Refer to Note 2, “Revenue” for further discussion of the Company’s significant revenue streams.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update relate to the accounting for leasing transactions. This standard requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Originally, entities were required to adopt this ASU using a modified retrospective transition method. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"), which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies how to apply certain aspects of the new standard. The Company is in the process of evaluating the impact of adopting this guidance on its consolidated financial statements. However, the Company expects that the adoption will have a significant impact on its consolidated balance sheets, as currently approximately half of its real estate is rented, not owned, via operating leases.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendment in this update replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The standard will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted for periods after December 15, 2018. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements or results of operations, but does not expect the impact of the amendment in this ASU to be significant.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment in this update eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. This standard should be applied prospectively and is effective for interim and annual periods beginning after December 15, 2019. Earlier application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the impact of the adoption of the ASU to have a material impact on its consolidated financial statements, results of operations or cash flows.

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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. The amendment will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Certain disclosures in this standard, are required to be applied on a retrospective basis and others on a prospective basis. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

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
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017 (1)	2018	2017 (1)
	(In thousands)
REVENUES:
New vehicle retail sales	$1,539,498	$1,710,241	$4,608,658	$4,496,222
Used vehicle retail sales	792,405	743,038	2,394,828	2,089,914
Used vehicle wholesale sales	86,570	104,827	283,453	308,361
Total new and used vehicle sales	2,418,473	2,558,106	7,286,939	6,894,497

Vehicle parts sales	83,773	81,273	254,326	234,369
Maintenance and repair sales	270,728	261,920	807,819	760,153
Total parts and service sales	354,501	343,193	1,062,145	994,522

Finance, insurance and other, net	116,084	110,993	343,462	314,297
Total revenues	$2,889,058	$3,012,292	$8,692,546	$8,203,316
(1) As described in Note 1, “Interim Financial Information”, prior period amounts have not been adjusted under the modified retrospective approach.

The following tables present the Company's revenues disaggregated by its geographical segments:

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
REVENUES:
New vehicle retail sales	$1,196,551	$278,046	$64,901	$1,539,498	$3,433,386	$971,085	$204,187	$4,608,658
Used vehicle retail sales	572,011	200,058	20,336	792,405	1,727,848	600,715	66,265	2,394,828
Used vehicle wholesale sales	40,724	41,696	4,150	86,570	137,507	134,408	11,538	283,453
Total new and used vehicle sales	1,809,286	519,800	89,387	2,418,473	5,298,741	1,706,208	281,990	7,286,939

Vehicle parts sales	72,935	9,546	1,292	83,773	220,964	29,537	3,825	254,326
Maintenance and repair sales	216,399	44,271	10,058	270,728	641,773	135,417	30,629	807,819
Total parts and service sales	289,334	53,817	11,350	354,501	862,737	164,954	34,454	1,062,145

Finance, insurance and other, net	101,610	12,319	2,155	116,084	295,239	42,199	6,024	343,462
Total revenues	$2,200,230	$585,936	$102,892	$2,889,058	$6,456,717	$1,913,361	$322,468	$8,692,546

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended September 30, 2017 (1)				Nine Months Ended September 30, 2017 (1)
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
REVENUES:
New vehicle retail sales	$1,296,267	$334,772	$79,202	$1,710,241	$3,458,287	$824,827	$213,108	$4,496,222
Used vehicle retail sales	562,031	158,076	22,931	743,038	1,620,171	401,851	67,892	2,089,914
Used vehicle wholesale sales	63,363	38,647	2,817	104,827	200,384	99,604	8,373	308,361
Total new and used vehicle sales	1,921,661	531,495	104,950	2,558,106	5,278,842	1,326,282	289,373	6,894,497

Vehicle parts sales	71,667	8,190	1,416	81,273	209,276	20,648	4,445	234,369
Maintenance and repair sales	212,248	38,593	11,079	261,920	628,496	99,966	31,691	760,153
Total parts and service sales	283,915	46,783	12,495	343,193	837,772	120,614	36,136	994,522

Finance, insurance and other, net	96,383	12,448	2,162	110,993	276,754	31,260	6,283	314,297
Total revenues	$2,301,959	$590,726	$119,607	$3,012,292	$6,393,368	$1,478,156	$331,792	$8,203,316
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

Maintenance and Repair Services
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
3. ACQUISITIONS AND DISPOSITIONS
During the nine months ended September 30, 2018, the Company acquired five dealerships, inclusive of eight franchises, and added one franchise in the U.K. The Company also acquired one dealership in Brazil, representing one franchise, and acquired four dealerships in the U.S., inclusive of four franchises. Aggregate consideration paid for these dealerships totaled $140.4 million, including the associated real estate and goodwill. Also included in the consideration paid was $5.1 million of cash received in the acquisition of the dealerships. The purchase prices have been allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates. The allocation of the purchase prices is preliminary and based on estimates and assumptions that are subject to change within the purchase price

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

allocation periods (generally one year from the respective acquisition date). Also, during the nine months ended September 30, 2018, the Company disposed of two dealerships in the U.S., representing three franchises, as well as one franchise in the U.K.
During the nine months ended September 30, 2017, the Company acquired 12 U.K. dealerships, inclusive of 14 franchises, and opened one dealership for one awarded franchise in the U.K. In addition, the Company acquired three dealerships, inclusive of four franchises, opened one dealership for one awarded franchise in the U.S., and added motorcycles to an existing BMW dealership in Brazil. Aggregate consideration paid for these dealerships totaled $120.2 million, including the associated real estate and goodwill. Also included in the consideration paid was $11.2 million of cash received in the acquisition of the dealerships. The purchase prices have been allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates. Also, during the nine months ended September 30, 2017, the Company disposed of two dealerships in Brazil representing two franchises.
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
All of the Company’s interest rate derivative instruments are designated as cash flow hedges. The related gains or losses on these interest rate derivative instruments are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains or losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of these swap positions are recognized as "Floorplan interest expense or Other interest expense, net" in the Company’s accompanying Consolidated Statements of Operations. To the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. As of September 30, 2018, all of the Company’s derivative instruments that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 or 2017, respectively.
The Company held 24 interest rate derivative instruments in effect as of September 30, 2018 of $803.9 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.6%. For the three months ended September 30, 2018 and 2017, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $1.0 million and $2.3 million, respectively. For the nine months ended September 30, 2018 and 2017, the impact of the Company's interest rate hedges in effect increased floorplan expense by $4.0 million and $8.0 million, respectively. Total floorplan interest expense, inclusive of the aforementioned impact of the Company's interest rate hedges, was $14.7 million and $13.5 million for the three months ended September 30, 2018 and 2017, respectively, and $43.3 million and $38.7 million for the nine months ended September 30, 2018 and 2017, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition to the $803.9 million of swaps in effect as of September 30, 2018, the Company held seven additional interest rate derivative instruments with forward start dates between December 2018 and December 2020 and expiration dates between December 2021 and December 2030. The aggregate notional value of these seven forward-starting swaps was $375.0 million, and the weighted average interest rate was 1.8%. The combination of the interest rate derivative instruments currently in effect and these forward-starting derivative instruments is structured such that the notional value in effect at any given time through December 2030 does not exceed $902.4 million, which is less than the Company's expectation for variable-rate debt outstanding during such period.
Assets and liabilities associated with interest rate derivative instruments as reflected in the accompanying balance sheets were as follows:

	As of September 30, 2018	As of December 31, 2017
	(In thousands)
Assets from interest rate risk management activities:
Other long-term assets	$21,659	$9,501
Total	$21,659	$9,501

Liabilities from interest rate risk management activities:
Current	$311	$1,996
Long-term	444	8,583
Total	$755	$10,579
Included in Accumulated other comprehensive loss at September 30, 2018 and 2017 were accumulated unrealized gains, net of income taxes, totaling $15.9 million and unrealized losses, net of income taxes, totaling $5.8 million, respectively, related to these interest rate derivative instruments.
The following table presents the impact during the current and comparative prior year periods for the Company's interest rate derivative instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive (Loss) Income
	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	2018	2017
	(In thousands)
Interest rate derivative instruments	$13,985	$(2,437)

	Amount of Loss Reclassified from Other Comprehensive (Loss) Income into Statements of Operations
Location of Loss Reclassified from Other Comprehensive (Loss) Income into Statements of Operations	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Floorplan interest expense	$(4,021)	$(7,995)
Other interest expense, net	(477)	(1,554)
The net amount of gain expected to be reclassified out of other comprehensive income (loss) into earnings as an offset to floorplan interest expense or other interest expense, net in the next twelve months is $1.5 million.

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
Long Term Incentive Plan
The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986, as amended (the “Code”) and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules), are established by the Compensation Committee of the Company’s Board of Directors. As of September 30, 2018, there were 859,339 shares available for issuance under the Incentive Plan.
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
A summary of the restricted stock awards as of September 30, 2018, along with the changes during the nine months then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	702,778	$68.23
Granted	229,421	75.33
Vested	(220,254)	63.92
Forfeited	(30,065)	69.76
Nonvested at September 30, 2018	681,880	$71.93
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of September 30, 2018, there were 1,029,506 shares available for issuance under the Purchase Plan. During the nine months ended September 30, 2018 and 2017, the Company issued 109,589 and 96,098 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company's Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
The weighted average per share fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $15.38 and $16.69 for the nine months ended September 30, 2018 and 2017, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation
Total stock-based compensation cost was $4.4 million and $4.1 million for the three months ended September 30, 2018 and 2017, respectively, and $14.2 million and $14.6 million for the nine months ended September 30, 2018 and 2017, respectively. Cash received from Purchase Plan purchases was $5.9 million and $5.5 million for the nine months ended September 30, 2018 and 2017, respectively.
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
The following table sets forth the calculation of EPS for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Weighted average basic common shares outstanding	19,253	20,222	19,859	20,475
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	8	3	9	5
Weighted average dilutive common shares outstanding	19,261	20,225	19,868	20,480
Basic:
Net income	$34,778	$29,881	$127,054	$102,953
Less: Earnings allocated to participating securities	1,182	1,024	4,308	3,660
Net income available to basic common shares	$33,596	$28,857	$122,746	$99,293
Basic earnings per common share	$1.74	$1.43	$6.18	$4.85
Diluted:
Net income	$34,778	$29,881	$127,054	$102,953
Less: Earnings allocated to participating securities	1,181	1,023	4,306	3,659
Net income available to diluted common shares	$33,597	$28,858	$122,748	$99,294
Diluted earnings per common share	$1.74	$1.43	$6.18	$4.85
7. INCOME TAXES
For the three and nine months ended September 30, 2018, the Company's effective tax rate decreased to 21.6% and 23.3%, respectively, as compared to 36.6% and 35.7% for the three and nine months ended September 30, 2017, respectively. This decrease was primarily due to the impact of the Tax Act that made broad and complex changes to the Code. Those changes include, but are not limited to, reducing the U.S. federal corporate tax rate from 35.0% to 21.0%, creating a territorial tax system that generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, requiring companies to pay a one-time transition tax on unrepatriated earnings of their foreign subsidiaries, creating a “minimum tax” on certain foreign earnings (i.e. global intangible low-taxed income, or “GILTI”), limiting the deduction for net interest expense incurred by U.S. corporations, and eliminating certain deductions, including deductions for certain compensation arrangements and certain other business expenses. The Company recognizes the tax on GILTI as a period expense in the period the tax is incurred. Under this policy, the Company has not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period. As of September 30, 2018, the Company estimated that the 2018 GILTI tax will not be material.
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The Company's effective income tax rate of 21.6% and 23.3% for the three and nine months ended September 30, 2018, respectively, was more than the U.S. federal

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

statutory rate of 21.0%, due primarily to: (1) the taxes provided for in U.S. state jurisdictions; (2) valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil; (3) unrecognized tax benefits with respect to uncertain tax positions; and (4) the deferred tax impact of certain goodwill amortization in Brazil, partially offset by: (1) income generated in the U.K., which is taxed at a 19.0% statutory rate; and (2) excess tax deductions for restricted stock awards.
In accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Job Act (“SAB 118”), the Company made a reasonable estimate of the Tax Act’s impact and provisionally recorded this estimate in its results for the period ended December 31, 2017. As of September 30, 2018, the Company has not completed its accounting for all aspects of the Tax Act recorded provisionally. However, based on further analysis of certain aspects of the Tax Act and refinement of our calculations during the three months ended September 30, 2018, we recorded a $0.7 million adjustment to our provisional amount as a reduction of income tax expense from continuing operations. We also determined that the Company does not have a transition tax liability for previously untaxed accumulated and current earnings and profits of foreign subsidiaries. The Company will continue to gather data and evaluate the impact of the Tax Act after the Company has considered additional guidance issued by the U.S. Treasury Department, the IRS, state tax authorities and other standard-setting bodies. This analysis may result in adjustments to the provisional amounts, which would impact the Company's provision for income taxes and effective tax rate for the period in which the adjustments are made. The Company expects to complete its accounting for the Tax Act in 2018.
As of September 30, 2018, the Company's unrecognized tax benefits totaled $1.8 million, including related interest and penalty. To the extent that any such tax benefits are recognized in the future, such recognition would reduce the tax liability in that period by approximately $1.4 million. Consistent with prior treatment of tax related assessments, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company's taxable years 2013 and subsequent remain open for examination in the U.S. The Company's taxable years 2016 and subsequent remain open in the U.K., and taxable years 2012 and subsequent remain open in Brazil.
8. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Amounts due from manufacturers	$89,338	$109,599
Parts and service receivables (1)	52,118	39,343
Finance and insurance receivables	22,169	25,293
Other	8,826	17,514
Total accounts and notes receivable	172,451	191,749
Less allowance for doubtful accounts	3,133	3,138
Accounts and notes receivable, net (1)	$169,318	$188,611
Inventories consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
New vehicles	$1,170,844	$1,194,632
Used vehicles	359,997	350,760
Rental vehicles	132,113	144,213
Parts, accessories and other (1)	80,133	82,755
Total inventories	1,743,087	1,772,360
Less lower of cost or net realizable value allowance	9,331	9,067
Inventories, net (1)	$1,733,756	$1,763,293
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
Property and equipment consisted of the following:

	Estimated Useful Lives in Years	September 30, 2018	December 31, 2017
		(In thousands)
Land	—	$489,401	$482,600
Buildings	25 to 50	717,354	700,257
Leasehold improvements	varies	189,059	172,071
Machinery and equipment	7 to 20	123,388	117,781
Furniture and fixtures	3 to 10	109,031	100,881
Company vehicles	3 to 5	12,488	11,933
Construction in progress	—	46,196	41,824
Total		1,686,917	1,627,347
Less accumulated depreciation		335,988	308,388
Property and equipment, net		$1,350,929	$1,318,959
During the nine months ended September 30, 2018, the Company incurred $85.5 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities, excluding $8.8 million of capital expenditures accrued as of December 31, 2017. As of September 30, 2018, the Company had accrued $6.1 million of capital expenditures. Additionally, during the nine months ended September 30, 2018, the Company purchased real estate (including land and buildings) associated with existing dealership operations totaling $30.1 million. In conjunction with the acquisition of dealerships and franchises in the nine months ended September 30, 2018, the Company acquired $22.3 million of real estate and other property and equipment.
In conjunction with the two U.S. dealership dispositions during the nine months ended September 30, 2018 that are described in Note 3, “Acquisitions and Dispositions”, the Company disposed of land, building and other equipment that totaled $38.9 million. Further, the Company identified $4.8 million of property and equipment qualifying as held-for-sale assets as of September 30, 2018 and reclassified such assets to Prepaid expenses and other current assets.
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
Revolving Credit Facility
After considering the outstanding balance of $1.1 billion at September 30, 2018, the Company had $384.9 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $384.9 million available borrowings under the

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Floorplan Line was $71.4 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 3.3% and 2.7% as of September 30, 2018 and December 31, 2017, respectively, excluding the impact of the Company’s interest rate derivative instruments. With regards to the Acquisition Line, there were $32.6 million of borrowings outstanding as of September 30, 2018 and $27.0 million of borrowings outstanding as of December 31, 2017, both of which consisted entirely of borrowings in British pound sterling. The interest rate on the Acquisition Line was 2.47% as of September 30, 2018, representing the applicable rate for borrowings in British pound sterling. After considering $25.4 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $301.8 million of available borrowing capacity under the Acquisition Line as of September 30, 2018. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments, and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $208.5 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on April 1, 2014 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock after June 2, 2014 and ending on the date of determination less (c) cash dividends and share repurchases after June 2, 2014 (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per the Consolidated Financial Statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of September 30, 2018, the Credit Facility Restricted Payment Basket totaled $128.2 million. The Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility as of September 30, 2018. All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company's obligations under the Revolving Credit Facility are secured by essentially all of the Company's U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financial institutions.
Ford Motor Credit Company Facility
As of September 30, 2018, the Company had an outstanding balance of $128.2 million under the FMCC Facility with an available floorplan borrowing capacity of $171.8 million. Included in the $171.8 million of available borrowings under the FMCC Facility was $20.5 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 6.75% before considering the applicable incentives as of September 30, 2018.
Other Credit Facilities
The Company has credit facilities with financial institutions in the U.K., most of which are affiliated with the manufacturers, for financing new, used, and rental vehicle inventories related to its U.K. operations. As of September 30, 2018, borrowings outstanding under these facilities totaled $168.4 million. Annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 30 days, ranged from 2.15% to 3.45%.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used, and rental vehicle inventories related to its Brazilian operations. As of September 30, 2018, borrowings outstanding under these facilities totaled $16.1 million. Annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, ranged from 10.80% to 13.76%.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. As of September 30, 2018, borrowings outstanding under these rental vehicle facilities totaled $111.0 million, with interest rates that vary up to 6.75%.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts and capitalized debt issuance costs. Long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
5.00% senior notes (aggregate principal of $550,000 at September 30, 2018 and December 31, 2017)	$543,306	$542,063
5.25% senior notes (aggregate principal of $300,000 at September 30, 2018 and December 31, 2017)	296,587	296,151
Acquisition line	32,584	26,988
Real estate related and other long-term debt	455,190	440,845
Capital lease obligations related to real estate, maturing in varying amounts through December 2037, with a weighted average interest rate of 10.4% at September 30, 2018 and December 31, 2017	51,418	51,665
	1,379,085	1,357,712
Less current maturities of long-term debt	74,958	39,528
	$1,304,127	$1,318,184
Short-Term Financing
The Company includes short-term financing loans within Current maturities of long-term debt and short-term financing, in the Company's Consolidated Balance Sheets. As of September 30, 2018, the Company had a short-term financing arrangement in Brazil that totaled $1.1 million, which included borrowings of $2.4 million and repayments of $0.8 million during the nine months ended September 30, 2018. At December 31, 2017, the Company had two working capital loans with third-party financial institutions in the U.K. that totaled $13.4 million. During the nine months ended September 30, 2018, the Company had borrowings of $30.3 million and made principal payments of $43.2 million to the two short-term revolving working capital loan agreements, leaving no outstanding balance as of September 30, 2018. Also, at December 31, 2017, the Company had an unsecured loan agreement with a third-party financial institution in the U.S. that totaled $24.7 million. During the nine months ended September 30, 2018, the Company repaid the entire balance outstanding for this U.S. unsecured loan agreement.
Real Estate Related and Other Long-Term Debt
The mortgage loans in the U.S. consist of 60 term loans for an aggregate principal amount of $418.9 million. As of September 30, 2018, borrowings outstanding under these notes totaled $349.0 million, with $59.8 million classified as a current maturity of long-term debt. For the nine months ended September 30, 2018, the Company made additional borrowings and principal payments, including repayment of the mortgage associated with two of the U.S. dealership dispositions described in Note 3, “Acquisitions and Dispositions”, of $42.7 million and $43.7 million, respectively.
The Company has entered into 18 separate term mortgage loans in the U.K. with other third-party financial institutions, which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are denominated in British pound sterling and are being repaid in monthly installments that will mature by September 2034. As of September 30, 2018, borrowings under the U.K. mortgage loans totaled $77.6 million, with $7.8 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the nine months ended September 30, 2018, the Company made additional borrowings and principal payments of $12.1 million and $10.6 million, respectively, associated with the U.K. Notes. Additionally, during the nine months ended September 30, 2018, the Company entered into an unsecured loan agreement in the U.K. with a third-party financial institution that matures in March 2028. As of September 30, 2018, borrowings under the agreement totaled $19.6 million, with $2.0 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets.
The Company has a separate term mortgage loan in Brazil with a third-party financial institution, which is denominated in Brazilian real and is secured by one of the Company's Brazilian properties, as well as a guarantee from the Company. The mortgage is being repaid in monthly installments through April 2025. As of September 30, 2018, borrowings under the Brazil mortgage totaled $2.4 million, with $0.3 million classified as a current maturity of long-term debt in the accompanying Consolidated Balance Sheets. For the nine months ended September 30, 2018, the Company made no additional borrowings and made principal payments of $0.4 million associated with the Brazil mortgage.
The Company also has a working capital loan agreement with a third-party financial institution in Brazil. As of September 30, 2018, borrowings under the Brazilian third-party loan totaled $5.4 million. For the nine months ended September

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

30, 2018, the Company made no additional borrowings or principal payments associated with the working capital loan agreement.
Fair Value of Long-Term Debt
The Company's outstanding 5.00% Senior Notes due 2022 ("5.00% Notes") had a fair value of $549.1 million and $567.9 million as of September 30, 2018 and December 31, 2017, respectively. The Company's outstanding 5.25% Senior Notes due 2023 ("5.25% Senior Notes") had a fair value of $296.3 million and $310.9 million as of September 30, 2018 and December 31, 2017, respectively. The carrying value of the Company's fixed interest rate borrowings included in real estate related and other long-term debt totaled $81.3 million and $86.8 million as of September 30, 2018 and December 31, 2017, respectively. The fair value of such fixed interest rate borrowings was $77.4 million and $92.9 million as of September 30, 2018 and December 31, 2017, respectively. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2018 and December 31, 2017. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.

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
Assets and liabilities recorded at fair value, within Level 2 of the hierarchy framework, in the accompanying balance sheets as of September 30, 2018 and December 31, 2017, respectively, were as follows:

	As of September 30, 2018	As of December 31, 2017
	(In thousands)
Assets:
Investments	$2,364	$844
Demand obligations	13	13
Interest rate derivative financial instruments	21,659	9,501
Total	$24,036	$10,358
Liabilities:
Interest rate derivative financial instruments	$755	$10,579
Total	$755	$10,579

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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships and continue to be primarily obligated on the lease. In these situations, the Company’s subsidiaries retain primary responsibility for the performance of certain obligations under such leases. To the extent that the Company remains primarily responsible under such leases, a quantification of such lease obligations is included in the Company's disclosure of future minimum lease payments for non-cancelable operating leases in Note 18. “Operating Leases”, to Item 8. “Financial Statements and Supplementary Data” of the 2017 Form 10-K.
In certain instances, also in connection with dealership dispositions, the Company’s subsidiaries assign to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. The Company’s subsidiaries may retain secondary responsibility for the performance of certain obligations under such leases to the extent that the assignee does not perform, if such performance is required following the assignment of the lease. Additionally, the Company and its subsidiaries may remain subject to the terms of a guaranty made by the Company and its subsidiaries in connection with such leases. In these circumstances, the Company generally has indemnification rights against the assignee in the event of non-performance under these leases, as well as certain defenses. Although the Company has no reason to believe that it or its subsidiaries will be called upon to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $43.9 million as of September 30, 2018. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, potential environmental liabilities are generally known at the time of the sale of the dealership if not previously remediated. The Company does not have any known material environmental commitments or contingencies and presently has no reason to believe that it or its subsidiaries will be called on to so perform. Although not estimated to be material, the Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment:

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2017	$255,981	$29,483	$168	$285,632
Additions through acquisitions	11,540	8,423	—	19,963
Disposals	(4,872)	—	—	(4,872)
Impairments	(22,909)	—	—	(22,909)
Currency translation	—	(1,498)	(31)	(1,529)
Balance, September 30, 2018	$239,740	$36,408	$137	$276,285

	Goodwill
	U.S.	U.K.	Brazil	Total
	(In thousands)
BALANCE, December 31, 2017	$835,267	$65,034	$12,733	$913,034	(1)
Additions through acquisitions	39,765	28,476	4,284	72,525
Purchase price allocation adjustments	2	—	—	2
Disposals	(9,973)	—	—	(9,973)
Currency translation	—	(3,882)	(2,935)	(6,817)
Balance, September 30, 2018	$865,061	$89,628	$14,082	$968,771	(1)
(1) Net of accumulated impairment of $97.8 million.
The Company evaluates intangible franchise rights and goodwill assets for impairment annually, or more frequently if events or circumstances indicate possible impairment. During the three months ended September 30, 2018, the Company identified circumstances indicating possible impairment of some individual franchise rights, requiring a quantitative assessment. The Company did not identify any such circumstances relative to the goodwill for each of its reporting units. Based on the results of the Company's assessment, the Company determined that the fair value of the franchise rights on two of its U.S. dealerships were below its respective carrying values, resulting in franchise asset impairment charges of $21.7 million. This was recognized as an asset impairment in the Company's Consolidated Statements of Operations during the three months ended September 30, 2018.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30, 2018
	Accumulated foreign currency translation loss	Accumulated (loss) gain on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2017	$(122,552)	$(674)	$(123,226)
Other comprehensive (loss) income before reclassifications:
Pre-tax	(22,223)	18,401	(3,822)
Tax effect	—	(4,416)	(4,416)
Amounts reclassified from accumulated other comprehensive loss to:
Floorplan interest expense (pre-tax)	—	4,021	4,021
Other interest expense (pre-tax)	—	477	477
Realized gain on swap termination (pre-tax)	—	(918)	(918)
Tax effect	—	(860)	(860)
Net current period other comprehensive (loss) income	(22,223)	16,705	(5,518)
Tax effects reclassified from accumulated other comprehensive loss	$—	$(150)	$(150)
Balance, September 30, 2018	$(144,775)	$15,881	$(128,894)

	Nine Months Ended September 30, 2017
	Accumulated foreign currency translation loss	Accumulated loss on interest rate swaps	Total
	(In thousands)
Balance, December 31, 2016	$(137,613)	$(9,331)	$(146,944)
Other comprehensive income (loss) before reclassifications:
Pre-tax	16,998	(3,899)	13,099
Tax effect	—	1,462	1,462
Amounts reclassified from accumulated other comprehensive loss to:
Floorplan interest expense (pre-tax)	—	7,995	7,995
Other interest expense (pre-tax)	—	1,554	1,554
Tax effect	—	(3,581)	(3,581)
Net current period other comprehensive income	16,998	3,531	20,529
Balance, September 30, 2017	$(120,615)	$(5,800)	$(126,415)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. SEGMENT INFORMATION
As of September 30, 2018, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. The vast majority of the Company's corporate activities are associated with the operations of the U.S. operating segment and, therefore, the corporate financial results are included within the U.S. reportable segment.
Reportable segment revenue, income (loss) before income taxes, (provision) benefit for income taxes and net income (loss) were as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
Total revenues	$2,200,230	$585,936	$102,892	$2,889,058	$6,456,717	$1,913,361	$322,468	$8,692,546
Income (loss) before income taxes	43,415	2,663	(1,713)	44,365	152,867	14,416	(1,563)	165,720
Provision for income taxes	(9,061)	(366)	(160)	(9,587)	(35,821)	(2,131)	(714)	(38,666)
Net income (loss) (1)	34,354	2,297	(1,873)	34,778	117,046	12,285	(2,277)	127,054

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
	(In thousands)				(In thousands)
Total revenues (2)	$2,301,959	$590,726	$119,607	$3,012,292	$6,393,368	$1,478,156	$331,792	$8,203,316
Income before income taxes	41,133	5,435	575	47,143	142,808	15,745	1,476	160,029
(Provision) benefit for income taxes	(16,258)	(1,105)	101	(17,262)	(54,301)	(2,781)	6	(57,076)
Net income (3)	24,875	4,330	676	29,881	88,507	12,964	1,482	102,953
(1) Includes the following, after tax: gain of $4.1 million and $19.3 million on real estate and dealership transactions, for the three and nine months ended September 30, 2018, respectively, in the U.S. segment; loss of $17.7 million and $20.8 million for non-cash asset impairments for the three and nine months ended September 30, 2018 , respectively, in the U.S. segment; gain of $1.1 million and a loss of $0.4 million for legal settlements for the three and nine months ended September 30, 2018, respectively, in the U.S. segment; a loss of $4.4 million due to catastrophic events, for the nine months ended September 30, 2018 in the U.S. segment; and loss of $2.6 million and $3.1 million for legal settlements for the three and nine months ended September 30, 2018, respectively, in the Brazil segment.
(2) Includes the impact of chargeback reserves for finance and insurance revenues associated with catastrophic events of $6.6 million for the three and nine months ended September 30, 2017, in the U.S. segment.
(3) Includes the following, after tax: loss due to catastrophic events of $9.0 million and $9.4 million, inclusive of the finance and insurance chargeback reserve noted above, for the three and nine months ended September 30, 2017, respectively, in the U.S. segment and asset impairment charges of $5.9 million for the three and nine months ended September 30, 2017 in the U.S segment.

Reportable segment total assets as of September 30, 2018 and December 31, 2017, were as follows:

	As of September 30, 2018
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$3,977,995	$779,293	$123,578	$4,880,866

	As of December 31, 2017
	U.S.	U.K.	Brazil	Total
	(In thousands)
Total assets	$4,087,039	$654,154	$129,872	$4,871,065

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of September 30, 2018 and December 31, 2017, and for the nine months ended September 30, 2018 and 2017, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes) guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations, and cash flows items that are not necessarily indicative of the financial position, results of operations, or cash flows of these entities had they operated on a stand-alone basis. In accordance with Rule 3-10 of Regulation S-X, condensed consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under the 5.00% Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current wholly owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X). There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2018

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$9,062	$22,965	$—	$32,027
Contracts-in-transit and vehicle receivables, net	—	169,199	66,410	—	235,609
Accounts and notes receivable, net	—	133,506	35,812	—	169,318
Intercompany accounts receivable	32,585	51,159	—	(83,744)	—
Inventories, net	—	1,392,370	341,386	—	1,733,756
Prepaid expenses and other current assets	214	23,953	53,829	—	77,996
Total current assets	32,799	1,779,249	520,402	(83,744)	2,248,706
PROPERTY AND EQUIPMENT, net	—	1,125,421	225,508	—	1,350,929
GOODWILL	—	865,062	103,709	—	968,771
INTANGIBLE FRANCHISE RIGHTS	—	239,738	36,547	—	276,285
INVESTMENT IN SUBSIDIARIES	3,194,823	—	—	(3,194,823)	—
OTHER ASSETS	—	25,028	11,147	—	36,175
Total assets	$3,227,622	$4,034,498	$897,313	$(3,278,567)	$4,880,866

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,126,477	$28,557	$—	$1,155,034
Offset account related to floorplan notes payable - credit facility	—	(71,397)	—	—	(71,397)
Floorplan notes payable — manufacturer affiliates	—	259,697	155,918	—	415,615
Offset account related to floorplan notes payable - manufacturer affiliates	—	(20,500)	—	—	(20,500)
Current maturities of long-term debt and short-term financing	—	63,940	12,140	—	76,080
Current liabilities from interest rate risk management activities	—	311	—	—	311
Accounts payable	—	202,823	225,618	—	428,441
Intercompany accounts payable	1,088,282	—	51,159	(1,139,441)	—
Accrued expenses	—	170,607	36,475	—	207,082
Total current liabilities	1,088,282	1,731,958	509,867	(1,139,441)	2,190,666
LONG-TERM DEBT, net of current maturities	872,477	311,592	120,058	—	1,304,127
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	444	—	—	444
DEFERRED INCOME TAXES AND OTHER LIABILITIES	1,148	224,405	11,730	—	237,283
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,265,715	2,821,796	255,658	(3,194,823)	1,148,346
Intercompany note receivable	—	(1,055,697)	—	1,055,697	—
Total stockholders’ equity	1,265,715	1,766,099	255,658	(2,139,126)	1,148,346
Total liabilities and stockholders’ equity	$3,227,622	$4,034,498	$897,313	$(3,278,567)	$4,880,866

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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 2018

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
REVENUES	$—	$2,200,230	$688,828	$—	$2,889,058
COST OF SALES	—	1,847,757	606,200	—	2,453,957
GROSS PROFIT	—	352,473	82,628	—	435,101
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	323	240,167	76,281	—	316,771
DEPRECIATION AND AMORTIZATION EXPENSE	—	13,510	3,471	—	16,981
ASSET IMPAIRMENTS	—	23,159	—	—	23,159
(LOSS) INCOME FROM OPERATIONS	(323)	75,637	2,876	—	78,190
OTHER EXPENSE:
Floorplan interest expense	—	(12,903)	(1,782)	—	(14,685)
Other interest expense, net	—	(17,272)	(1,868)	—	(19,140)
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(323)	45,462	(774)	—	44,365
BENEFIT (PROVISION) FOR INCOME TAXES	58	(9,120)	(525)	—	(9,587)
EQUITY IN EARNINGS OF SUBSIDIARIES	35,042	—	—	(35,042)	—
NET INCOME (LOSS)	$34,777	$36,342	$(1,299)	$(35,042)	$34,778
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	—	3,522	(5,908)	—	(2,386)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$34,777	$39,864	$(7,207)	$(35,042)	$32,392

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Nine Months Ended September 30, 2018

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
REVENUES	$—	$6,456,718	$2,235,828	$—	$8,692,546
COST OF SALES	—	5,417,890	1,981,629	—	7,399,519
GROSS PROFIT	—	1,038,828	254,199	—	1,293,027
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,726	721,255	225,229	—	949,210
DEPRECIATION AND AMORTIZATION EXPENSE	—	39,431	10,530	—	49,961
ASSET IMPAIRMENTS	—	27,427	—	—	27,427
(LOSS) INCOME FROM OPERATIONS	(2,726)	250,715	18,440	—	266,429
OTHER EXPENSE:
Floorplan interest expense	—	(38,050)	(5,285)	—	(43,335)
Other interest expense, net	—	(51,620)	(5,754)	—	(57,374)
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,726)	161,045	7,401	—	165,720
BENEFIT (PROVISION) FOR INCOME TAXES	635	(36,457)	(2,844)	—	(38,666)
EQUITY IN EARNINGS OF SUBSIDIARIES	129,145	—	—	(129,145)	—
NET INCOME (LOSS)	$127,054	$124,588	$4,557	$(129,145)	$127,054
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	—	16,705	(22,223)	—	(5,518)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$127,054	$141,293	$(17,666)	$(129,145)	$121,536

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
REVENUES	$—	$2,301,958	$710,334	$—	$3,012,292
COST OF SALES	—	1,948,390	632,482	—	2,580,872
GROSS PROFIT	—	353,568	77,852	—	431,420
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	433	259,119	68,775	—	328,327
DEPRECIATION AND AMORTIZATION EXPENSE	—	12,380	2,679	—	15,059
ASSET IMPAIRMENTS	—	9,526	—	—	9,526
INCOME (LOSS) FROM OPERATIONS	(433)	72,543	6,398	—	78,508
OTHER EXPENSE:
Floorplan interest expense	—	(12,014)	(1,477)	—	(13,491)
Other interest expense, net	—	(16,726)	(1,148)	—	(17,874)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(433)	43,803	3,773	—	47,143
BENEFIT (PROVISION) FOR INCOME TAXES	163	(16,423)	(1,002)	—	(17,262)
EQUITY IN EARNINGS OF SUBSIDIARIES	30,151	—	—	(30,151)	—
NET INCOME (LOSS)	$29,881	$27,380	$2,771	$(30,151)	$29,881
OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	1,454	8,399	—	9,853
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$29,881	$28,834	$11,170	$(30,151)	$39,734

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Nine Months Ended September 30, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
	(Unaudited, in thousands)
REVENUES	$—	$6,393,367	$1,809,949	$—	$8,203,316
COST OF SALES	—	5,378,731	1,604,751	—	6,983,482
GROSS PROFIT	—	1,014,636	205,198	—	1,219,834
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,932	733,744	179,998	—	916,674
DEPRECIATION AND AMORTIZATION EXPENSE	—	35,873	6,885	—	42,758
ASSET IMPAIRMENTS	—	9,526	—	—	9,526
(LOSS) INCOME FROM OPERATIONS	(2,932)	235,493	18,315	—	250,876
OTHER EXPENSE:
Floorplan interest expense	—	(34,954)	(3,705)	—	(38,659)
Other interest expense, net	—	(49,568)	(2,620)	—	(52,188)
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,932)	150,971	11,990	—	160,029
BENEFIT (PROVISION) FOR INCOME TAXES	1,100	(55,402)	(2,774)	—	(57,076)
EQUITY IN EARNINGS OF SUBSIDIARIES	104,785	—	—	(104,785)	—
NET INCOME (LOSS)	$102,953	$95,569	$9,216	$(104,785)	$102,953
OTHER COMPREHENSIVE INCOME, NET OF TAXES	—	3,531	16,998	—	20,529
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$102,953	$99,100	$26,214	$(104,785)	$123,482

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2018

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$127,073	$192,976	$37,366	$357,415
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(91,890)	(43,452)	(135,342)
Proceeds from disposition of franchises, property and equipment	—	101,364	6,340	107,704
Purchases of property and equipment, including real estate	—	(79,490)	(38,725)	(118,215)
Deposits for real estate and dealership acquisitions	381	—	—	381
Net cash provided by (used in) investing activities	381	(70,016)	(75,837)	(145,472)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	5,036,149	70,661	5,106,810
Repayments on credit facility - floorplan line and other	—	(5,124,860)	(60,365)	(5,185,225)
Borrowings on credit facility - acquisition line	98,596	—	—	98,596
Repayments on credit facility - acquisition line	(91,450)	—	—	(91,450)
Borrowings on other debt	—	70,661	52,637	123,298
Principal payments on other debt	(24,741)	(36,198)	(44,612)	(105,551)
Borrowings on debt related to real estate	—	42,657	12,055	54,712
Principal payments on debt related to real estate	—	(71,762)	(11,480)	(83,242)
Employee stock purchase plan purchases, net of employee tax withholdings	1,529	—	—	1,529
Repurchases of common stock, amounts based on settlement date	(108,623)	—	—	(108,623)
Proceeds from termination of mortgage swap	—	918	—	918
Dividends paid	(16,014)	—	—	(16,014)
Borrowings (repayments) with subsidiaries	208,665	(219,177)	10,512	—
Investment in subsidiaries	(195,416)	177,618	17,798	—
Net cash (used in) provided by financing activities	(127,454)	(123,994)	47,206	(204,242)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(2,941)	(2,941)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(1,034)	5,794	4,760
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	10,096	19,535	29,631
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$9,062	$25,329	$34,391

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2017

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$102,951	$188,979	$15,304	$307,234
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(62,475)	(46,607)	(109,082)
Proceeds from disposition of franchises, property and equipment	—	2,807	2,326	5,133
Purchases of property and equipment, including real estate	—	(131,622)	(12,688)	(144,310)
Other	—	1,526	—	1,526
Net cash used in investing activities	—	(189,764)	(56,969)	(246,733)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	5,053,598	—	5,053,598
Repayments on credit facility - floorplan line and other	—	(5,108,475)	—	(5,108,475)
Borrowings on credit facility - acquisition line	68,085	—	—	68,085
Repayments on credit facility - acquisition line	(35,576)	—	—	(35,576)
Borrowings on other debt	25,054	—	101,262	126,316
Principal payments on other debt	—	(787)	(87,914)	(88,701)
Borrowings on debt related to real estate	—	10,156	28,875	39,031
Principal payments on debt related to real estate	—	(16,819)	(4,450)	(21,269)
Employee stock purchase plan purchases, net of employee tax withholdings	4,196	—	—	4,196
Repurchases of common stock, amounts based on settlement date	(40,094)	—	—	(40,094)
Dividends paid	(15,221)	—	—	(15,221)
Borrowings (repayments) with subsidiaries	74,826	(110,857)	36,031	—
Investment in subsidiaries	(184,221)	174,576	9,645	—
Net cash provided by (used in) financing activities	(102,951)	1,392	83,449	(18,110)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	867	867
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	607	42,651	43,258
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	8,039	16,207	24,246
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$8,646	$58,858	$67,504

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
As of September 30, 2018, we owned and operated 237 franchises, representing 32 brands of automobiles, at 181 dealership locations and 47 collision centers worldwide. We own 152 franchises at 117 dealerships and 29 collision centers in the U.S., 63 franchises at 47 dealerships and 11 collision centers in the U.K., and 22 franchises at 17 dealerships and seven collision centers in Brazil. Our U.S. operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina, and Texas in the U.S., in 32 towns of the U.K. and in key metropolitan markets in the states of São Paulo, Paraná, Mato Grosso do Sul, and Santa Catarina in Brazil.
Outlook
Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance contracts, and parts, as well as maintenance, repair, and collision restoration services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, discretionary spending levels, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices, and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted, as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to continue to maintain and repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, as well as maintenance, repair, and collision services. In addition, our ability to expediently adjust our cost structure in response to changes in vehicle sales volumes also tempers the negative impact of any such volume changes. Further, governmental actions, such as the imposition of tariffs or trade restrictions on imported goods, may adversely affect vehicle sales and depress demand.

In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our U.S. revenues and operating income are typically lower in the first and fourth calendar quarters. For the U.K., the first and third quarters' sales volumes tend to be stronger, driven by the vehicle license plate change months of March and September. For Brazil, we expect higher sales volumes in the third and fourth quarters. The first quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic conditions, manufacturer incentive programs, supply issues, the impact of severe weather events, or changes in currency exchange rates, may exaggerate seasonal or cause counter-seasonal fluctuations in our reported consolidated revenues and consolidated operating income.
During the nine months ended September 30, 2018, industry new vehicle sales volume in the U.S. improved 0.3% as compared to the same period a year ago. New vehicle sales in our energy-dependent markets have stabilized, as higher oil prices have lifted economic activity in those areas. We are focused on opportunities to enhance our operating results by: (a) maintaining our new and used vehicle gross profit per unit sold; (b) expanding used vehicle sales by maximizing used retail sales opportunities and limiting wholesale activity; (c) continuing to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; (d) investing capital where necessary to support our anticipated growth, particularly in our parts and service business; (e) further leveraging our revenue and gross profit growth through the continued implementation of cost efficiencies; and (f) implementing focused strategies to improve employee retention and recruitment in both our vehicle sales and aftersales sectors of the business.
In terms of gross domestic product (“GDP”), the U.K. economy represents the fifth largest economy in the world. The ongoing uncertainty related to the ultimate resolution of the Referendum of the United Kingdom’s Membership of the European Union (E.U.) advising for the exit of the U.K. from the E.U. (referred to as “Brexit”), continues to generate much uncertainty in the U.K., as well as in global markets. As a result, the overall U.K. economy and, more specifically, retail automotive industry sales continue to experience disruption. The U.K. industry's new vehicle sales have been more volatile than normal. Also, as of September 1, 2018, all light vehicles sold in the E.U. are subjected to mandatory emissions standards testing known as the Worldwide Harmonised Light Vehicle Test Procedure (“WLTP”). Delays by various original equipment manufacturer (“OEM”) partners in passing this test have led to near-term constraints in new vehicle supply. As a result, industry new vehicle registrations in the U.K. decreased 7.5% in the nine months ended September 30, 2018, as compared to the same period a year ago. We expect industry sales to remain volatile in the near future and lower for the full year 2018 compared to 2017 levels. In addition, the uncertainty surrounding Brexit continues to cause significant exchange rate fluctuations that resulted in the weakening of the British pound sterling, in which we conduct business in the U.K., against the U.S. dollar and other global currencies. While the British pound sterling has strengthened relative to the U.S. dollar more recently, any further weakening of the British pound sterling in the future would adversely affect our results of operations as reported under U.S. GAAP, as well as have a negative impact on the pricing and affordability of the vehicles in the U.K. Volatility in exchange rates may continue in the short term. Similar to our priorities in the U.S., we are focused on opportunities in the U.K. to enhance our operating results by: (a) integrating recent acquisitions and further leveraging our revenue and gross profit growth through the continued implementation of cost efficiencies; (b) expanding used vehicle sales by maximizing used retail sales opportunities and limiting wholesale activity; (c) continuing to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; and (d) investing capital where necessary to support our anticipated growth, particularly in our parts and service business.
In terms of GDP, the Brazilian economy represents the eighth largest economy in the world. The Brazilian economy has been in a recession, although it has recently exhibited signs of recovery. Industry new vehicle registrations in Brazil increased 13.1% for the nine months ended September 30, 2018 as compared to the same period a year ago. We expect macro-economic conditions in Brazil, as well as retail automotive industry sales, to continue to improve. We remain focused on continued implementation of cost efficiencies and leveraging our structure with dealership acquisitions. Longer term, we expect sustained improvements in industry sales volumes and are utilizing a strategy of aligning with growing brands. We expect that the net impact to our profitability of this adjustment to our portfolio, as well as a more efficient organizational structure, will be positive.
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

Key Performance Indicators
On a consolidated basis for the three months ended September 30, 2018, our total revenues decreased 4.1%, as compared to the same period in 2017, to $2.9 billion, and gross profit improved 0.9% to $435.1 million. We generated net income of $34.8 million, or $1.74 per diluted common share for the three months ended September 30, 2018, compared to $29.9 million, or $1.43 per diluted share for the three months ended September 30, 2017. For the nine months ended September 30, 2018, our total revenues increased 6.0%, as compared to the same period in 2017, to $8.7 billion, and gross profit improved 6.0% to $1.3 billion. We generated net income of $127.1 million, or $6.18 per diluted common share for the nine months ended September 30, 2018, compared to net income of $103.0 million, or $4.85 per diluted share for the nine months ended September 30, 2017.
Consolidated Statistical Data
The following table highlights certain of the additional key performance indicators we use to manage our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unit Sales
Retail Sales
New Vehicle	43,584	48,321	128,245	127,487
Used Vehicle	37,676	34,349	111,900	97,918
Total Retail Sales	81,260	82,670	240,145	225,405
Wholesale Sales	12,902	14,967	41,798	43,571
Total Vehicle Sales	94,162	97,637	281,943	268,976
Gross Margin
New Vehicle Retail Sales	5.0%	5.2%	5.0%	5.2%
Total Used Vehicle Sales	5.7%	5.5%	5.5%	5.7%
Parts and Service Sales	54.0%	54.0%	54.0%	53.9%
Total Gross Margin	15.1%	14.3%	14.9%	14.9%
Adjusted Total Gross Margin	15.1%	14.5%	14.9%	14.9%
SG&A (1) as a % of Gross Profit	72.8%	76.1%	73.4%	75.1%
Adjusted SG&A (1) as a % of Gross Profit (2)	73.6%	72.8%	74.6%	74.0%
Operating Margin	2.7%	2.7%	3.1%	3.1%
Adjusted Operating Margin (2)	3.4%	3.5%	3.2%	3.4%
Pretax Margin	1.5%	1.6%	1.9%	2.0%
Adjusted Pretax Margin (2)	2.2%	2.4%	2.0%	2.3%
Finance and Insurance Revenues per Retail Unit Sold	$1,429	$1,343	$1,430	$1,394
Adjusted Finance and Insurance Revenues per Retail Unit Sold (2)	$1,429	$1,422	$1,430	$1,423

(1)	Selling, general and administrative expenses.

(2)	See “Non-GAAP Financial Measures” for more details.
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

Results of Operations
The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. The following table summarizes our combined Same Store results for the three and nine months ended September 30, 2018, as compared to 2017. Same Store results also include the activities of our corporate headquarters.
Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Revenues
New Vehicle Retail	$1,464,434	(12.7)%	(11.6)%	$1,676,918	$4,314,357	(3.1)%	(3.5)%	$4,453,217
Used Vehicle Retail	743,092	2.9%	3.7%	722,466	2,217,686	7.4%	6.6%	2,064,777
Used Vehicle Wholesale	80,171	(20.2)%	(19.0)%	100,522	252,509	(16.8)%	(18.2)%	303,455
Parts and Service	342,323	2.0%	2.9%	335,537	1,014,022	3.0%	2.7%	984,490
Finance, Insurance and Other, net	111,706	2.6%	3.2%	108,884	327,524	5.4%	5.1%	310,794
Total Revenues	$2,741,726	(6.9)%	(5.9)%	$2,944,327	$8,126,098	0.1%	(0.4)%	$8,116,733
Cost of Sales
New Vehicle Retail	$1,390,535	(12.6)%	(11.5)%	$1,590,270	$4,097,955	(3.0)%	(3.3)%	$4,222,892
Used Vehicle Retail	696,386	3.0%	3.8%	676,073	2,082,861	8.0%	7.2%	1,928,656
Used Vehicle Wholesale	80,230	(20.3)%	(19.1)%	100,716	250,343	(17.6)%	(19.0)%	303,770
Parts and Service	158,178	2.3%	3.4%	154,575	468,268	3.3%	3.2%	453,294
Total Cost of Sales	$2,325,329	(7.8)%	(6.8)%	$2,521,634	$6,899,427	(0.1)%	(0.6)%	$6,908,612
Gross Profit	$416,397	(1.5)%	(0.6)%	$422,693	$1,226,671	1.5%	1.2%	$1,208,121
SG&A	$303,894	(5.0)%	(3.8)%	$319,775	$916,527	1.3%	1.0%	$904,748
Adjusted SG&A (1)	$305,155	(1.6)%	(0.6)%	$310,108	$909,549	1.5%	1.2%	$895,983
Depreciation and Amortization Expense	$16,181	10.6%	11.3%	$14,631	$46,995	12.1%	11.6%	$41,920
Floorplan Interest Expense	$14,239	7.5%	8.0%	$13,240	$41,767	8.9%	8.5%	$38,365
Gross Margin
New Vehicle Retail	5.0%			5.2%	5.0%			5.2%
Total Used Vehicle	5.7%			5.6%	5.5%			5.7%
Parts and Service	53.8%			53.9%	53.8%			54.0%
Total Gross Margin	15.2%			14.4%	15.1%			14.9%
Adjusted Total Gross Margin (1)	15.2%			14.5%	15.1%			15.0%
Adjusted Finance, Insurance and Other, Net (1)	$111,706	(3.2)%	(2.7)%	$115,434	$327,524	3.2%	2.9%	$317,344
Adjusted Total Revenue (1)	$2,741,726	(7.1)%	(6.1)%	$2,950,877	$8,126,098	—	(0.4)%	$8,123,283
Adjusted Gross Profit (1)	$416,397	(3.0)%	(2.1)%	$429,243	$1,226,671	1.0%	0.7%	$1,214,671
SG&A as a % of Gross Profit	73.0%			75.7%	74.7%			74.9%
Adjusted SG&A as a % of Gross Profit (1)	73.3%			72.2%	74.1%			73.8%
Operating Margin	2.7%			2.7%	2.9%			3.1%
Adjusted Operating Margin(1)	3.5%			3.5%	3.3%			3.4%
Finance and Insurance Revenues per Retail Unit Sold, net	$1,455	8.1%	8.6%	$1,346	$1,462	5.0%	4.6%	$1,393
Adjusted Finance and Insurance Revenues per Retail Unit Sold (1)	$1,455	2.0%	2.5%	$1,427	$1,462	2.7%	2.5%	$1,423
(1)See “Non-GAAP Financial Measures” for more details.

The discussion that follows provides explanations for the variances noted above by region (U.S., U.K., and Brazil). In addition, each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods, and the consolidated company for the three and nine months ended September 30, 2018 and 2017.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% Increase/(Decrease)	Constant Currency(1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency(1) % Increase/(Decrease)	2017
Retail Unit Sales
Same Stores
U.S.	31,275	(10.3)%		34,860	89,255	(4.1)%		93,088
U.K.	8,121	(21.5)%		10,341	24,507	(9.4)%		27,057
Brazil	1,986	(8.9)%		2,179	6,116	1.3%		6,035
Total Same Stores	41,382	(12.7)%		47,380	119,878	(5.0)%		126,180
Transactions	2,202			941	8,367			1,307
Total	43,584	(9.8)%		48,321	128,245	0.6%		127,487
Retail Sales Revenues
Same Stores
U.S.	$1,168,356	(8.6)%	N/A	$1,277,933	$3,357,715	(2.3)%	N/A	$3,435,980
U.K.	236,127	(26.2)%	(25.3)%	319,782	760,304	(5.7)%	(10.8)%	806,364
Brazil	59,951	(24.3)%	(5.5)%	79,203	196,338	(6.9)%	4.9%	210,873
Total Same Stores	1,464,434	(12.7)%	(11.6)%	1,676,918	4,314,357	(3.1)%	(3.5)%	4,453,217
Transactions	75,064			33,323	294,301			43,005
Total	$1,539,498	(10.0)%	(8.9)%	$1,710,241	$4,608,658	2.5%	1.9%	$4,496,222
Gross Profit
Same Stores
U.S.	$55,745	(14.9)%	N/A	$65,518	$162,465	(6.4)%	N/A	$173,509
U.K.	13,224	(20.5)%	(19.3)%	16,625	41,058	(8.0)%	(12.7)%	44,623
Brazil	4,930	9.4%	36.4%	4,505	12,879	5.6%	20.6%	12,193
Total Same Stores	73,899	(14.7)%	(13.1)%	86,648	216,402	(6.0)%	(6.2)%	230,325
Transactions	3,703			1,684	13,209			2,145
Total	$77,602	(12.1)%	(10.5)%	$88,332	$229,611	(1.2)%	(1.5)%	$232,470
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,782	(5.2)%	N/A	$1,879	$1,820	(2.4)%	N/A	$1,864
U.K.	$1,628	1.2%	2.8%	$1,608	$1,675	1.6%	(3.7)%	$1,649
Brazil	$2,482	20.1%	49.7%	$2,067	$2,106	4.3%	19.0%	$2,020
Total Same Stores	$1,786	(2.4)%	(0.5)%	$1,829	$1,805	(1.1)%	(1.2)%	$1,825
Transactions	$1,682			$1,790	$1,579			$1,641
Total	$1,781	(2.6)%	(0.7)%	$1,828	$1,790	(1.8)%	(2.1)%	$1,823
Gross Margin
Same Stores
U.S.	4.8%			5.1%	4.8%			5.0%
U.K.	5.6%			5.2%	5.4%			5.5%
Brazil	8.2%			5.7%	6.6%			5.8%
Total Same Stores	5.0%			5.2%	5.0%			5.2%
Transactions	4.9%			5.1%	4.5%			5.0%
Total	5.0%			5.2%	5.0%			5.2%
(1)See “Non-GAAP Financial Measures” for more details.

Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	% Increase/(Decrease)	2017	2018	% Increase/(Decrease)	2017
Toyota/Lexus	11,532	(10.1)%	12,831	31,302	(2.5)%	32,109
BMW/MINI	5,020	(9.8)%	5,568	15,537	(5.1)%	16,378
Volkswagen/Audi/Porsche	4,776	(26.6)%	6,504	14,547	(10.8)%	16,316
Ford/Lincoln	4,767	(3.5)%	4,941	14,094	(2.6)%	14,477
Honda/Acura	3,837	(12.1)%	4,367	11,635	(1.1)%	11,768
Nissan	2,957	(12.0)%	3,361	8,093	(14.9)%	9,514
Chevrolet/GMC/Buick/Cadillac	2,459	(16.3)%	2,938	7,356	(7.1)%	7,914
Chrysler/Dodge/Jeep/RAM	1,715	(8.7)%	1,878	5,186	4.6%	4,959
Hyundai/Kia	1,687	(15.1)%	1,986	4,558	(9.8)%	5,055
Mercedes-Benz/smart/Sprinter	1,072	(25.3)%	1,435	3,860	(15.8)%	4,584
Jaguar/Land Rover	625	(6.0)%	665	1,140	13.0%	1,009
Other	935	3.2%	906	2,570	22.6%	2,097
Total	41,382	(12.7)%	47,380	119,878	(5.0)%	126,180
In total, our Same Store new vehicle retail unit sales fell 12.7% for the three months ended September 30, 2018, as compared to the same period in 2017. The decrease was driven by declines of 10.3%, 21.5%, and 8.9% in the U.S., U.K., and Brazil, respectively. Our Same Store U.S. new vehicle unit sales decrease was primarily driven by difficult prior year comparisons in our Houston and Beaumont markets, reflecting strong replacement demand during the third quarter of 2017 following Hurricane Harvey, which damaged hundreds of thousands of vehicles in the region. The impacted Houston and Beaumont markets experienced a combined decline of 23.2% versus the third quarter of 2017. Further contributing to the 10.3% decrease in Same Store U.S. new vehicle unit sales was an overall decline in new vehicle retail demand in the industry compared to 2017. Same Store U.S. new vehicle retail unit sales, excluding Houston and Beaumont, declined 4.7% against the same prior year period, generally in line with an industry decline in retail unit sales of 5.9% for the same period. Our Same Store U.K. new vehicle unit sales decrease of 21.5% was largely driven by supply constraints stemming from delays by various OEM partners in passing the new WLTP emissions standards that became effective on September 1, 2018. And, while the total U.K. industry decreased 10.2% for the third quarter of 2018 as compared to the same period last year, our brands were disproportionately affected, especially our Audi models. The 8.9% decline in our Brazil Same Store new vehicle retail unit sales for the three months ended September 30, 2018 was primarily due to a strategic focus to prioritize margins over volume. For the nine months ended September 30, 2018, as compared to the same period in 2017, total Same Store new vehicle retail unit sales decreased 5.0%, primarily driven by decreases of 4.1% and 9.4% in the U.S. and the U.K., respectively, partially offset by a 1.3% increase in Brazil. The decline in the U.S. was related to declines in our Houston and Beaumont markets due to last years' inflated volume from replacement demand following Hurricane Harvey and an overall decrease in U.S. industry sales of 2.2%. The decline in the U.K. was driven by inventory shortages in the third quarter of 2018 resulting from OEM delays in achieving model certifications under the WLTP legislation and the lingering uncertainty of a Brexit resolution. The overall U.K. industry sales declined 7.5% through the nine months ended September 30, 2018. The increase in Brazil was primarily a result of improved market conditions and initiatives that began in the first quarter of 2018 to increase sales volume and improve inventory levels.
Our total Same Store new vehicle retail sales revenue decreased 12.7% for the three months ended September 30, 2018, as compared to the same period in 2017, reflecting declines in in the U.S., U.K., and Brazil of 8.6%, 26.2%, and 24.3%, respectively. The 8.6% decrease in U.S. Same Store new vehicle revenue was primarily due to the decline in new vehicle retail units of 10.3%, partially offset by a 1.9% increase in the average new vehicle retail sales price to $37,358. The increase in U.S. Same Store average new vehicle retail sales price was primarily due to a mix shift in sales from cars to trucks, generally driven by consumer preference and lower gas prices. For the third quarter of 2018, U.S. Same Store new vehicle retail truck sales represented 65.4% of total Same Store new vehicle retail units sold, as compared to 61.0% for the same period last year. Our U.K. Same Store new vehicle retail revenues decline of 26.2% is explained by a 6.0% decrease in average new vehicle retail sales price and the 21.5% decrease in unit sales. The decline in Same Store average new vehicle retail sales price was due to the mix effect of selling fewer luxury units, as many models, especially Audi models, were not available for sale as a result of the WLTP legislation. Our Brazil Same Store new vehicle retail sales revenue decrease of 24.3% is explained by a 17.0% decrease in average new vehicle retail sales price, coupled with an 8.9% decrease in unit sales. On a constant currency basis, our Brazil Same Store new vehicle retail revenue fell 5.5%, as a 3.6% increase in new vehicle average retail sales price was more than offset by the 8.9% decrease in new vehicle retail units for the three months ended September 30, 2018, as compared to the same period last year. For the nine months ended September 30, 2018, total Same Store new vehicle retail sales revenues decreased 3.1%, as compared to the same period in 2017, driven by decreases of 2.3%, 5.7%, and 6.9% in the U.S., U.K. and Brazil, respectively. The decreases in the U.S. and U.K. were driven by a 4.1% and 9.4% decrease in Same Store new vehicle unit sales, respectively, as discussed above. The decline in Same Store new vehicle retail sales revenues in Brazil is explained by an unfavorable change in exchange rates. On a constant currency basis, new vehicle retail sales revenues increased 4.9% for the nine months ended September 30, 2018, as compared to last year. The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict.
Our total Same Store new vehicle gross profit decreased 14.7% for the three months ended September 30, 2018, as compared to the same period in 2017, reflecting decreases of 14.9% and 20.5% in the U.S. and U.K., respectively, partially offset by a 9.4% increase in Brazil. In the U.S., the Same Store new vehicle gross profit decline is explained by the 10.3% decrease in new vehicle retail units and a 5.2% decline in gross profit per retail unit (“PRU”) to $1,782. The decline in Same Store gross profit PRU in the U.S. was primarily due to the elevated levels in 2017 that were driven by the high demand in our Houston and Beaumont markets, as a result of the impact of Hurricane Harvey. In 2018, we saw gross profit per unit return to more normal levels. The decline in our Same Store new vehicle gross profit in the U.K. is explained by the 21.5% decrease in new vehicle retail unit sales. Partially offsetting this decline in unit sales, gross profit PRU improved 2.8% in the U.K., on a constant currency basis. In Brazil, the Same Store new vehicle gross profit increase of 9.4% was driven by our strategic focus to prioritize margin over sales volume, but was partially offset by an unfavorable change in exchange rates. On a constant currency basis, Brazil new vehicle gross profit rose 36.4%, driven by a 49.7% increase in new vehicle gross profit PRU for the three months ended September 30, 2018, as compared to the same period last year. For the nine months ended September 30, 2018, as compared to the same period a year ago, total Same Store new vehicle gross profit declined 6.0%, driven by declines in the U.S. and U.K. of 6.4% and 8.0%, respectively, partially offset by a 5.6% increase in Brazil. For both the three and nine months ended September 30, 2018, our total Same Store new vehicle gross margin, as compared to the same period in 2017, declined 20 basis points from 5.2% to 5.0%.
In the U.S., most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total interest assistance recognized in cost of sales during the three months ended September 30, 2018 and 2017 was $12.0 million and $13.6 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, consolidated manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 78.3% in the first quarter of 2018 to 131.0% in the fourth quarter of 2015. In the U.S., manufacturers' interest assistance was 91.0% of floorplan interest expense in the third quarter of 2018, as compared to 110.7% in the third quarter of 2017.
We decreased our consolidated new vehicle inventory levels by $23.8 million, or 2.0%, from $1,194.6 million as of December 31, 2017 to $1,170.8 million as of September 30, 2018, reflecting the focus by management to reduce inventory levels to help offset rising LIBOR rates that are associated with our inventory floorplan borrowings, as well as U.S. dealership disposition activity. As compared to September 30, 2017, our consolidated inventory levels have increased by $75.1 million, or 6.8%. The increase in new vehicle inventory over prior year was driven by dealership acquisition activity and increased inventory levels in 2018 in our Hurricane Harvey impacted markets, which reflects the strong replacement sales that we experienced in the third quarter of 2017. Our inventory levels in the Hurricane Harvey impacted markets have normalized, since 2017. Our consolidated days' supply of new vehicle inventory was stable at 61 days for both September 30, 2018 and December 31, 2017 and up from 44 days as of September 30, 2017, again reflecting the abnormally low levels at the end of the third quarter of 2017.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Retail Unit Sales
Same Stores
U.S.	27,406	5.5%		25,980	82,235	8.1%		76,078
U.K.	6,982	7.7%		6,483	18,844	5.8%		17,819
Brazil	1,027	(0.7)%		1,034	3,094	3.0%		3,003
Total Same Stores	35,415	5.7%		33,497	104,173	7.5%		96,900
Transactions	2,261			852	7,727			1,018
Total	37,676	9.7%		34,349	111,900	14.3%		97,918
Retail Sales Revenues
Same Stores
U.S.	$556,910	0.7%	N/A	$552,925	$1,690,460	5.0%	N/A	$1,609,804
U.K.	166,503	13.6%	14.3%	146,611	462,087	18.8%	12.7%	388,892
Brazil	19,679	(14.2)%	6.7%	22,930	65,139	(1.4)%	10.8%	66,081
Total Same Stores	743,092	2.9%	3.7%	722,466	2,217,686	7.4%	6.6%	2,064,777
Transactions	49,313			20,572	177,142			25,137
Total	$792,405	6.6%	7.5%	$743,038	$2,394,828	14.6%	13.5%	$2,089,914
Gross Profit
Same Stores
U.S.	$36,505	(2.2)%	N/A	$37,316	$107,251	(4.2)%	N/A	$111,896
U.K.	8,918	20.8%	21.5%	7,384	23,563	21.4%	15.1%	19,404
Brazil	1,283	(24.2)%	(6.1)%	1,693	4,011	(16.8)%	(6.3)%	4,821
Total Same Stores	46,706	0.7%	1.5%	46,393	134,825	(1.0)%	(1.5)%	136,121
Transactions	3,449			730	10,039			920
Total	$50,155	6.4%	7.2%	$47,123	$144,864	5.7%	4.9%	$137,041
Gross Profit per Unit Sold
Same Stores
U.S.	$1,332	(7.2)%	N/A	$1,436	$1,304	(11.4)%	N/A	$1,471
U.K.	$1,277	12.1%	12.8%	$1,139	$1,250	14.8%	8.9%	$1,089
Brazil	$1,249	(23.7)%	(5.5)%	$1,637	$1,296	(19.3)%	(9.1)%	$1,605
Total Same Stores	$1,319	(4.8)%	(4.0)%	$1,385	$1,294	(7.9)%	(8.4)%	$1,405
Transactions	$1,525			$857	$1,299			$904
Total	$1,331	(3.0)%	(2.2)%	$1,372	$1,295	(7.5)%	(8.2)%	$1,400
Gross Margin
Same Stores
U.S.	6.6%			6.7%	6.3%			7.0%
U.K.	5.4%			5.0%	5.1%			5.0%
Brazil	6.5%			7.4%	6.2%			7.3%
Total Same Stores	6.3%			6.4%	6.1%			6.6%
Transactions	7.0%			3.5%	5.7%			3.7%
Total	6.3%			6.3%	6.0%			6.6%
(1)See “Non-GAAP Financial Measures” for more details.

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Wholesale Unit Sales
Same Stores
U.S.	6,932	(28.1)%		9,638	23,288	(20.5)%		29,300
U.K.	4,697	2.2%		4,594	13,517	5.3%		12,840
Brazil	359	48.3%		242	1,030	37.7%		748
Total Same Stores	11,988	(17.2)%		14,474	37,835	(11.8)%		42,888
Transactions	914			493	3,963			683
Total	12,902	(13.8)%		14,967	41,798	(4.1)%		43,571
Wholesale Sales Revenues
Same Stores
U.S.	$39,451	(36.3)%	N/A	$61,896	$133,389	(32.8)%	N/A	$198,628
U.K.	36,763	2.7%	3.4%	35,808	107,775	11.7%	5.7%	96,470
Brazil	3,957	40.4%	76.1%	2,818	11,345	35.8%	55.2%	8,357
Total Same Stores	80,171	(20.2)%	(19.0)%	100,522	252,509	(16.8)%	(18.2)%	303,455
Transactions	6,399			4,305	30,944			4,906
Total	$86,570	(17.4)%	(16.2)%	$104,827	$283,453	(8.1)%	(9.9)%	$308,361
Gross Profit
Same Stores
U.S.	$409	414.6%	N/A	$(130)	$3,395	1,643.2%	N/A	$(220)
U.K.	(623)	(122.5)%	(117.2)%	(280)	(1,601)	(109.6)%	(102.7)%	(764)
Brazil	155	(28.2)%	(10.2)%	216	372	(44.4)%	(37.7)%	669
Total Same Stores	(59)	69.6%	97.7%	(194)	2,166	787.6%	819.3%	(315)
Transactions	(255)			9	(584)			(37)
Total	$(314)	(69.7)%	(36.3)%	$(185)	$1,582	549.4%	581.5%	$(352)
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$59	553.8%	N/A	$(13)	$146	1,925.0%	N/A	$(8)
U.K.	$(133)	(118.0)%	(112.4)%	$(61)	$(118)	(96.7)%	(92.5)%	$(60)
Brazil	$432	(51.6)%	(39.4)%	$893	$361	(59.6)%	(54.7)%	$894
Total Same Stores	$(5)	61.5%	97.3%	$(13)	$57	914.3%	915.3%	$(7)
Transactions	$(279)			$18	$(147)			$(54)
Total	$(24)	(100.0)%	(58.2)%	$(12)	$38	575.0%	601.9%	$(8)
Gross Margin
Same Stores
U.S.	1.0%			(0.2)%	2.5%			(0.1)%
U.K.	(1.7)%			(0.8)%	(1.5)%			(0.8)%
Brazil	3.9%			7.7%	3.3%			8.0%
Total Same Stores	(0.1)%			(0.2)%	0.9%			(0.1)%
Transactions	(4.0)%			0.2%	(1.9)%			(0.8)%
Total	(0.4)%			(0.2)%	0.6%			(0.1)%

(1)See “Non-GAAP Financial Measures” for more details.

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% Increase/(Decrease)	Constant Currency(1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency(1) % Increase/(Decrease)	2017
Used Vehicle Unit Sales
Same Stores
U.S.	34,338	(3.6)%		35,618	105,523	0.1%		105,378
U.K.	11,679	5.4%		11,077	32,361	5.6%		30,659
Brazil	1,386	8.6%		1,276	4,124	9.9%		3,751
Total Same Stores	47,403	(1.2)%		47,971	142,008	1.6%		139,788
Transactions	3,175			1,345	11,690			1,701
Total	50,578	2.6%		49,316	153,698	8.6%		141,489
Sales Revenues
Same Stores
U.S.	$596,361	(3.0)%	N/A	$614,821	$1,823,849	0.9%	N/A	$1,808,432
U.K.	203,266	11.4%	12.2%	182,419	569,862	17.4%	11.3%	485,362
Brazil	23,636	(8.2)%	14.3%	25,748	76,484	2.7%	15.8%	74,438
Total Same Stores	823,263	—%	0.9%	822,988	2,470,195	4.3%	3.5%	2,368,232
Transactions	55,712			24,877	208,086			30,043
Total	$878,975	3.7%	4.5%	$847,865	$2,678,281	11.7%	10.5%	$2,398,275
Gross Profit
Same Stores
U.S.	$36,914	(0.7)%	N/A	$37,186	$110,646	(0.9)%	N/A	$111,676
U.K.	8,295	16.8%	17.7%	7,104	21,962	17.8%	11.5%	18,640
Brazil	1,438	(24.7)%	(6.6)%	1,909	4,383	(20.2)%	(10.1)%	5,490
Total Same Stores	46,647	1.0%	1.9%	46,199	136,991	0.9%	0.4%	135,806
Transactions	3,194			739	9,455			883
Total	$49,841	6.2%	7.1%	$46,938	$146,446	7.1%	6.4%	$136,689
Gross Profit per Unit Sold
Same Stores
U.S.	$1,075	3.0%	N/A	$1,044	$1,049	(1.0)%	N/A	$1,060
U.K.	$710	10.8%	11.7%	$641	$679	11.7%	5.7%	$608
Brazil	$1,038	(30.6)%	(14.0)%	$1,496	$1,063	(27.4)%	(18.3)%	$1,464
Total Same Stores	$984	2.2%	3.1%	$963	$965	(0.7)%	(1.2)%	$972
Transactions	$1,006			$549	$809			$519
Total	$985	3.5%	4.5%	$952	$953	(1.3)%	(2.1)%	$966
Gross Margin
Same Stores
U.S.	6.2%			6.0%	6.1%			6.2%
U.K.	4.1%			3.9%	3.9%			3.8%
Brazil	6.1%			7.4%	5.7%			7.4%
Total Same Stores	5.7%			5.6%	5.5%			5.7%
Transactions	5.7%			3.0%	4.5%			2.9%
Total	5.7%			5.5%	5.5%			5.7%
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

Our total Same Store used vehicle retail revenues increased $20.6 million, or 2.9%, for the three months ended September 30, 2018, as compared to the same period in 2017, reflecting a 5.7% increase in total Same Store used vehicle retail unit sales, partially offset by 2.7% decrease in average used vehicle retail selling price to $20,982. In the U.S., Same Store used vehicle retail revenues increased $4.0 million, or 0.7%, reflecting a 5.5% increase in Same Store used vehicle retail unit sales, partially offset by a 4.5%, or $962, decrease in the average used vehicle retail sales price to $20,321. The improvements in Same Store used vehicle retail unit sales were driven by the launch of Val-U-Line® during the first quarter of 2018, a proprietary brand for older model, higher mileage, pre-owned vehicles that targets customer demand and enables the Company to retail lower cost units that otherwise would have been sent to auction. Our Val-U-Line® products were approximately 11.0% of U.S. Same Store used vehicle retail units for the three months ended September 30, 2018. The decrease in Same Store average used vehicle retail sales price reflected the mix shift effect of units sold associated with the growth of our Val-U-Line® brand. Further, this mix shift also drove a 360 basis point decline in our Certified Pre-Owned (“CPO”) units sold as a percentage of U.S. Same Store used vehicle retail to 23.9% for the third quarter of 2018, as compared to 27.5% for the same period in 2017. In the U.K., Same Store used vehicle retail revenues increased by $19.9 million, or 13.6%, for the quarter ended September 30, 2018 as compared to the same period last year. The increase in Same Store used vehicle retail revenue was driven by a 7.7% increase in Same Store used vehicle retail unit sales in the U.K., coupled with a 5.4% increase in Same Store average used vehicle retail sales price, reflecting strong performance by our operating team that focused on growing the used vehicle portion of our business as an offset to the decline in U.K. new vehicle unit sales. In Brazil, for the three months ended September 30, 2018, Same Store used vehicle retail revenues decreased 14.2%, reflecting a 13.6% decline in Same Store average used vehicle retail selling price, coupled with a 0.7% decrease in Same Store used vehicle retail unit sales. The decline in Same Store used vehicle retail revenue and Same Store average used vehicle retail selling price can be more than explained by the unfavorable change in exchange rates between periods. On a constant currency basis, Brazil Same Store used vehicle retail revenue and average used vehicle retail selling price increased 6.7% and 7.4%, respectively, as compared to the same period last year. These increases reflect improved market conditions, inventory management initiatives, and ongoing process improvements. For the nine months ended September 30, 2018, our total Same Store used vehicle retail revenues increased 7.4%, as compared to last year, primarily as a result of the increase in used vehicle retail unit sales by 7.5%. The improvement in total used vehicle retail unit sales, was primarily driven by the additional units generated from our Val-U-Line® brand in the U.S. and strong growth in our U.K. region.
In total, our Same Store used vehicle retail total gross profit for the three months ended September 30, 2018 increased 0.7%, as compared to the same period in 2017, reflecting improvements in the U.K. that were partially offset by declines in the U.S. and Brazil. In the U.S., Same Store used vehicle gross profit decreased by 2.2%, driven by a decline in Same Store used vehicle gross profit PRU of 7.2%, or $104, partially offset by an increase in Same Store used vehicle retail unit sales of 5.5%. The decline in our U.S. Same Store used vehicle gross profit PRU was primarily the result of the growth in our Val-U-Line® brand that focuses on moving more of our lower valued used vehicles to retail customers versus selling at auction. In Brazil, the 24.2% decrease in Same Store used vehicle retail gross profit resulted from a 23.7% and 0.7% decline in Same Store used vehicle retail gross profit PRU and Same Store used vehicle retail unit sales, respectively, as we strategically sacrificed margin to manage inventory levels. The decrease in Same Store used retail gross profit PRU was also impacted by an unfavorable exchange rate between periods as, on a constant currency basis, our Brazil used vehicle retail gross profit declined 6.1% while our used vehicle retail gross profit PRU declined 5.5%. In the U.K., Same Store used vehicle retail gross profit increased 20.8% for the three months ended September 30, 2018, as compared to the same period last year. This improvement can be explained by an increase of 12.1% in Same Store used vehicle gross profit PRU, coupled with the 7.7% increase in Same Store used vehicle retail unit sales. The increase in Same Store used vehicle retail unit sales was the result of heightened used vehicle demand supported by supply constraints on many new vehicle models as a result of the WLTP legislation, as well as a strong performance by our operating team. For the nine months ended September 30, 2018, as compared to the same period in 2017, total Same Store used vehicle retail gross profit decreased 1.0%, as a result of a decline in Same Store used vehicle gross profit PRU of 7.9%, partially offset by an increase of 7.5% in Same Store used vehicle retail unit sales. The decline in total Same Store used vehicle retail gross profit was driven by the increased supply of off-lease and loaner vehicles in the U.S., particularly in the first quarter of 2018. The decline also reflects our inventory management initiatives in Brazil that improved sales volumes, but correspondingly produced less gross profit PRU.
During the three months ended September 30, 2018, total Same Store used vehicle wholesale revenue decreased 20.2%, as compared to the same period in 2017, driven by a decline in the U.S. and partially offset by increases in the U.K. and Brazil. In the U.S., the 36.3% decrease in Same Store used vehicle wholesale revenue for the three months ended September 30, 2018 was the result of a 28.1% decrease in Same Store used vehicle wholesale unit sales coupled with an 11.4% decrease in Same Store used vehicle wholesale average sales price. The decline in both was primarily driven by the success of our Val-U-Line® initiative, which was launched in the first quarter of 2018 to sell more of our older model, higher mileage vehicles through retail channels and lower our reliance on the auction markets, leaving the relatively lower valued units to be sold in the auction markets. During the three months ended September 30, 2018, approximately 1,400 units in the U.S. were shifted from lower margin used vehicle wholesale sales to higher margin used vehicle retail sales. In the U.K., Same Store used vehicle wholesale revenue increased 2.7%, which is explained by a 2.2% increase in Same Store wholesale used vehicle unit sales coupled with a

0.4% increase in Same Store used vehicle wholesale average sales price. In Brazil, Same Store used vehicle wholesale revenue increased 40.4%, primarily as a result of a 48.3% increase in Same Store wholesale unit sales, as we focused on faster inventory turns. This was partially offset by a 5.3% decrease in Same Store wholesale used vehicle average sales price. The decline in wholesale average sales price was the result of an unfavorable change in exchange rates as, on a constant currency basis, our Brazil Same Store used vehicle average wholesale price increased 18.7%. For the nine months ended September 30, 2018, as compared to the same period in 2017, total Same Store used vehicle wholesale revenue declined 16.8%, driven by a decrease of 11.8% in Same Store used vehicle wholesale unit sales, coupled with a 5.7% decrease in Same Store average used vehicle wholesale selling price.
Our total Same Store used vehicle wholesale gross profit improved from a loss of $0.2 million for the three months ended September 30, 2017 to a loss of $0.1 million for the comparable period in 2018 driven by an increase in the U.S. and partially offset by decreases in the U.K. and Brazil. In the U.S., Same Store used vehicle wholesale gross profit increased as a result of an increase in Same Store used vehicle wholesale gross profit per unit from a loss of $13 during third quarter of 2017 to a profit of $59 during the same period in 2018, which was partially offset by a 28.1% decrease in Same Store used vehicle wholesale unit sales. The increase in Same Store used vehicle wholesale gross profit per unit in the U.S. for the three months ended September 30, 2018 trends with the 5.0% increase in average market prices during the same period as reflected in the Manheim Index. In the U.K., the decline in Same Store used vehicle wholesale gross profit was driven by a decrease in Same Store used vehicle wholesale gross profit per unit from a loss of $61 for the three months ended September 30, 2017 to a loss of $133 for the three months ended September 30, 2018, coupled with an increase of 2.2% in Same Store used vehicle wholesale unit sales. In Brazil, the 28.2% decline in Same Store used vehicle wholesale gross profit was driven by a decrease in Same Store used vehicle wholesale gross profit per unit of 51.6% for the third quarter of 2018 as compared to the same period last year, partially offset by an increase of 48.3% in Same Store used vehicle wholesale unit sales as a result of our efforts to manage inventory levels. For the nine months ended September 30, 2018, our total Same Store used vehicle wholesale gross profit increased from a loss of $0.3 million for nine months ended September 30, 2017 to profit of $2.2 million for the comparable period in 2018, as a result of an increase in Same Store used vehicle wholesale gross profit per unit, from a loss of $7 for the third quarter of 2017 to a profit of $57 for the comparable period in 2018, partially offset by an 11.8% decrease in Same Store used vehicle wholesale unit sales.
As of September 30, 2018, we increased our consolidated used vehicle inventory levels by $9.2 million, or 2.6%, from December 31, 2017 and by $15.7 million, or 4.6%, from September 30, 2017 to $360.0 million, primarily related to our dealership acquisition activity. Our consolidated days' supply of used vehicle inventory was 36 days as of September 30, 2018, as compared to 39 days as of December 31, 2017 and 32 days as of September 30, 2017.

Parts and Service Data
(dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Parts and Services Revenue
Same Stores
U.S.	$285,334	2.2%	N/A	$279,191	$850,231	2.2%	N/A	$831,905
U.K.	46,187	5.3%	5.9%	43,851	130,198	11.2%	5.3%	117,105
Brazil	10,802	(13.5)%	7.6%	12,495	33,593	(5.3)%	6.8%	35,480
Total Same Stores	342,323	2.0%	2.9%	335,537	1,014,022	3.0%	2.7%	984,490
Transactions	12,178			7,656	48,123			10,032
Total	$354,501	3.3%	4.2%	$343,193	$1,062,145	6.8%	6.4%	$994,522
Gross Profit
Same Stores
U.S.	$153,657	2.4%	N/A	$150,073	$456,654	2.1%	N/A	$447,420
U.K.	25,701	2.0%	2.6%	25,208	74,110	9.6%	3.9%	67,596
Brazil	4,787	(15.7)%	4.9%	5,681	14,990	(7.4)%	4.4%	16,180
Total Same Stores	184,145	1.8%	2.5%	180,962	545,754	2.7%	2.4%	531,196
Transactions	7,429			4,195	27,754			5,182
Total	$191,574	3.5%	4.2%	$185,157	$573,508	6.9%	6.4%	$536,378
Gross Margin
Same Stores
U.S.	53.9%			53.8%	53.7%			53.8%
U.K.	55.6%			57.5%	56.9%			57.7%
Brazil	44.3%			45.5%	44.6%			45.6%
Total Same Stores	53.8%			53.9%	53.8%			54.0%
Transactions	61.0%			54.8%	57.7%			51.7%
Total	54.0%			54.0%	54.0%			53.9%
(1)See "Non-GAAP Financial Measures" for more details.
Our total Same Store parts and service revenues increased $6.8 million, or 2.0%, to $342.3 million for the three months ended September 30, 2018, as compared to the same period in 2017, primarily driven by growth in the U.S. and U.K. that was partially offset by a decline in our Brazil business. For the three months ended September 30, 2018, our U.S. Same Store parts and service revenue increased 2.2%, or $6.1 million, reflecting a 6.3% increase in customer-pay parts and service revenue, a 2.3% increase in wholesale parts revenue, and a 2.0% increase in collision revenue, partially offset by a decrease of 5.7% in warranty parts and service revenue. The improvement in our customer-pay parts and service and collision revenues reflects our focus in these areas of the business to improve selling methods, enhance operating efficiencies, better retain and recruit employees, and make capital investments as necessary. The decrease in warranty parts and service revenues, compared to the three months ended September 30, 2017, was primarily due to a decline in activity related to several OEM recall campaigns, including Lexus instrument panels, Takata airbags, and General Motors ignition switches.
Our U.K. Same Store parts and service revenues increased 5.3%, or $2.3 million, for the three months ended September 30, 2018, as compared to 2017. The increase in the U.K. Same Store parts and service revenue was driven by a 6.8% increase in customer-pay parts and service revenue, a 7.9% increase in warranty parts and service revenue, and a 6.0% increase in wholesale parts revenues, partially offset by a decrease of 8.9% in collision revenue. The increases in customer-pay parts and service revenue and wholesale parts revenues are primarily attributable to management initiatives executed to enhance our sales processes and increase productivity. The increase in warranty parts and service revenue primarily reflects growth in our Ford and Land Rover brands.
Our Same Store parts and service revenues in Brazil decreased 13.5%, or $1.7 million, for the three months ended September 30, 2018, compared to the same period in 2017. The decrease in Brazil Same Store parts and service revenues can be more than explained by the unfavorable change in exchange rates between periods. On a constant currency basis, Same Store parts and service revenue in Brazil increased 7.6%. This increase was driven by a 10.1% improvement in our customer-pay parts and service revenue and a 17.9% improvement in warranty parts and service revenues for the three months ended

September 30, 2018 compared to the same period in 2017. The improvement in customer-pay parts and service revenue reflects the result of management initiatives to enhance the effectiveness of our sales processes, as well as the efficiency of our parts and service operations. The increase in our warranty parts and service revenues was primarily driven by growth in our Honda brand from high volume recall campaigns for Takata airbags.
Our total Same Store parts and service revenue improved $29.5 million, or 3.0%, to $1,014.0 million for the nine months ended September 30, 2018, as compared to the same period in 2017, primarily reflecting increases in the U.S and U.K. that were partially offset by a decrease in Brazil. For the nine months ended September 30, 2018, our U.S. Same Store parts and service revenues improved 2.2%, primarily as a result of a 4.1% increase in customer-pay parts and service revenues, a 5.4% increase in wholesale parts revenues, and a 1.5% increase in collision revenues, partially offset by a decrease of 4.3% in warranty parts and service revenue. Our U.K. Same Store parts and service revenues increased 11.2%, as a result of a 12.8% increase in customer-pay parts and service revenues, an 11.0% increase in warranty parts and service revenue, a 14.0% increase in wholesale parts revenue, and a 0.2% increase in collision revenue. For the nine months ended September 30, 2018, our Brazil Same Store parts and service revenues decreased 5.3%, due to the unfavorable change in exchange rates between periods. On a constant currency basis, Same Store parts and service revenues in Brazil improved 6.8%, primarily as a result of a 25.7% increase in warranty parts and service revenue, as well as a 5.7% improvement in customer-pay parts and service revenue. These increases were partially offset by a 10.6% decrease in our collision revenue. The improvement in warranty parts and service revenue in Brazil was primarily due to an increase in high volume recalls related to Takata airbags within our Honda brand as mentioned above.
Our total Same Store parts and service gross profit for the three months ended September 30, 2018 increased 1.8%, as compared to the same period in 2017. This increase in gross profit was driven by increases of 2.4% in the U.S. and 2.0% in the U.K., respectively, partially offset by a decline of 15.7% in our Brazil business. The increase in the U.S. was driven by improvements in our customer-pay parts and service, which was partially offset by a decline in our warranty parts and service business. The increase in Same Store parts and service gross profit in the U.K. primarily reflects improvements in our customer-pay parts and service and warranty parts and service businesses, partially offset by a decline in our collision business. In Brazil, the decline in Same Store parts and service gross profit is due to the unfavorable change in exchange rates between periods. On a constant currency basis, Same Store parts and service gross profit in Brazil improved 4.9%. For the nine months ended September 30, 2018, our total Same Store gross profit increased 2.7%, as compared to the same period a year ago, primarily driven by increases of 2.1% and 9.6% in the U.S. and the U.K., respectively, and partially offset by a 7.4% decrease in our Brazil business.
For the three months ended September 30, 2018, our total Same Store parts and service gross margin declined 10 basis-points, as compared to the same period in 2017, to 53.8%. This result was driven by 190 and 120 basis points declines in the U.K. and Brazil, respectively, that was partially offset by a 10 basis-point improvement in the U.S. The decline in total Same Store parts and service margin in the U.K. primarily reflects the mix effect from the growth in our relatively lower margin segments of the business, warranty parts and service and wholesale parts, as described above. The decline in total Same Store parts and service margin in Brazil was the result of a deterioration in both our collision and customer-pay parts and service businesses and the mix effect of increased warranty parts and service business, which is a lower margin business than customer-pay parts and service. The increase in the U.S. reflects improvement in the margins of our warranty parts and service business. For the nine months ended September 30, 2018, our total Same Store parts and service gross margin declined 20 basis points compared to the same period in 2017, reflecting declines in all three regions.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Retail New and Used Unit Sales
Same Stores
U.S.	58,681	(3.5)%		60,840	171,490	1.4%		169,166
U.K.	15,103	(10.2)%		16,824	43,351	(3.4)%		44,876
Brazil	3,013	(6.2)%		3,213	9,210	1.9%		9,038
Total Same Stores	76,797	(5.0)%		80,877	224,051	0.4%		223,080
Transactions	4,463			1,793	16,094			2,325
Total	81,260	(1.7)%		82,670	240,145	6.5%		225,405
Retail Finance Fees
Same Stores
U.S.	$29,437	(4.4)%	N/A	$30,793	$85,416	(0.6)%	N/A	$85,940
U.K.	6,269	(8.7)%	(7.8)%	6,864	19,718	8.7%	3.2%	18,137
Brazil	542	(16.9)%	3.9%	652	1,623	(0.9)%	12.8%	1,637
Total Same Stores	36,248	(5.4)%	(4.9)%	38,309	106,757	1.0%	0.2%	105,714
Transactions	1,829			939	7,249			1,158
Total	$38,077	(3.0)%	(2.5)%	$39,248	$114,006	6.7%	5.7%	$106,872
Vehicle Service Contract Fees
Same Stores
U.S.	$41,442	16.1%	N/A	$35,702	$116,870	9.3%	N/A	$106,961
U.K.	209	11.8%	13.3%	187	901	54.5%	46.7%	583
Brazil	—	—%	—%	—	—	—%	—%	—
Total Same Stores	41,651	16.1%	16.1%	35,889	117,771	9.5%	9.5%	107,544
Transactions	695			217	1,501			241
Total	$42,346	17.3%	17.3%	$36,106	$119,272	10.7%	10.6%	$107,785
Insurance and Other
Same Stores
U.S.	$27,989	(1.9)%	N/A	$28,521	$86,031	5.6%	N/A	$81,437
U.K.	4,331	(7.0)%	(6.0)%	4,655	12,720	8.8%	3.1%	11,693
Brazil	1,487	(1.5)%	23.0%	1,510	4,245	(3.7)%	9.5%	4,406
Total Same Stores	33,807	(2.5)%	(1.3)%	34,686	102,996	5.6%	5.5%	97,536
Transactions	1,854			953	7,188			2,104
Total	$35,661	0.1%	1.3%	$35,639	$110,184	10.6%	10.3%	$99,640
Total Finance and Insurance Revenues
Same Stores
U.S.	$98,868	4.1%	N/A	$95,016	$288,317	5.1%	N/A	$274,338
U.K.	10,809	(7.7)%	(6.7)%	11,706	33,339	9.6%	4.0%	30,413
Brazil	2,029	(6.2)%	17.2%	2,162	5,868	(2.9)%	10.4%	6,043
Total Same Stores	111,706	2.6%	3.2%	108,884	327,524	5.4%	5.1%	310,794
Transactions	4,378			2,109	15,938			3,503
Total	$116,084	4.6%	5.2%	$110,993	$343,462	9.3%	8.8%	$314,297

Finance and Insurance Revenues per Retail Unit Sold
Same Stores
U.S.	$1,685	7.9%	N/A	$1,562	$1,681	3.6%	N/A	$1,622
U.K.	$716	2.9%	3.9%	$696	$769	13.4%	7.7%	$678
Brazil	$673	—%	25.0%	$673	$637	(4.8)%	8.4%	$669
Total Same Stores	$1,455	8.1%	8.6%	$1,346	$1,462	5.0%	4.6%	$1,393
Transactions	$981			$1,176	$990			$1,507
Total	$1,429	6.4%	7.0%	$1,343	$1,430	2.6%	2.2%	$1,394
Adjusted Total Finance and Insurance Revenues (1)
Same Stores
U.S.	$98,868	(2.7)%	N/A	$101,566	$288,317	2.6%	N/A	$280,888
U.K.	10,809	(7.7)%	(6.7)%	11,706	33,339	9.6%	4.0%	30,413
Brazil	2,029	(6.2)%	17.2%	2,162	5,868	(2.9)%	10.4%	6,043
Total Same Stores	111,706	(3.2)%	(2.7)%	115,434	327,524	3.2%	2.9%	317,344
Transactions	4,378			2,109	15,938			3,503
Total	$116,084	(1.2)%	(0.7)%	$117,543	$343,462	7.0%	6.6%	$320,847
Adjusted Finance and Insurance Revenues per Retail Unit Sold (1)
Same Stores
U.S.	$1,685	1.0%	N/A	$1,669	$1,681	1.3%	N/A	$1,660
U.K.	$716	2.9%	3.9%	$696	$769	13.4%	7.7%	$678
Brazil	$673	—%	25.0%	$673	$637	(4.8)%	8.4%	$669
Total Same Stores	$1,455	2.0%	2.5%	$1,427	$1,462	2.7%	2.5%	$1,423
Transactions	$981			$1,176	$990			$1,507
Total	$1,429	0.5%	1.0%	$1,422	$1,430	0.5%	0.1%	$1,423

(1)	See “Non-GAAP Financial Measures” for more details.
Our total Same Store finance and insurance revenues grew $2.8 million, or 2.6%, to $111.7 million for the three months ended September 30, 2018, as compared to the same period in 2017. After adjusting for $6.6 million in 2017 chargeback expense for reserves associated with expected finance and insurance product cancellations on vehicles sold by the Company and damaged by flooding from Hurricane Harvey, our adjusted total Same Store finance and insurance revenues declined $3.7 million, or 3.2%. Our adjusted U.S. Same Store finance and insurance revenue decreased $2.7 million, or 2.7%, as improvements in income per contract for our vehicle service contract and retail finance fees were more than offset by a 3.5% decline in Same Store vehicle retail unit sales, reduced penetration rates for most of our U.S. finance and insurance product offerings, and an increase in our overall chargeback experience. In the U.K., our Same Store finance and insurance revenue decreased by $0.9 million, or 7.7%, as compared to the same period in 2017, driven by a 10.2% decline in Same Store vehicle retail unit sales and an increase in our overall chargeback experience. These decreases were partially offset by improvements in our penetration rates for all of our U.K. product offerings. Our Brazil Same Store finance and insurance revenue decreased $0.1 million, or 6.2%, for the three months ended September 30, 2018, as compared to the same period in 2017, explained by an unfavorable change in exchange rates. On a constant currency basis, our Brazil Same Store finance and insurance revenue increased 17.2%, primarily as a result of an increase in commissions on fleet sales for our BMW and Honda brands and an improvement in penetration rates on our retail finance fees. These increases were partially offset by a 6.2% decline in Same Store vehicle retail unit sales. Our total Same Store finance and insurance revenue PRU increased 8.1% for the quarter ended September 30, 2018, to $1,455, as compared to the same period in 2017. Our adjusted total Same Store finance and insurance revenue PRU improved 2.0% for the quarter ended September 30, 2018, which can be explained by increases in PRU for our U.S. and U.K. segments as compared to the same period in 2017.
For the nine months ended September 30, 2018, our total Same Store finance and insurance revenues improved $16.7 million, or 5.4%, to $327.5 million, as compared to the same period in 2017. On an adjusted basis, our total Same Store finance and insurance revenue increased 3.2%, or $10.2 million, for the nine months ended September 30, 2018, as compared to the same period in 2017. Our adjusted U.S. Same Store finance and insurance revenue increased $7.4 million, or 2.6%, for the nine months ended September 30, 2018, as compared to the same period last year. The improvement was driven by a 1.4% increase in Same Store vehicle retail unit sales and an increase in income per contract for our vehicle service contract fees, partially offset by an increase in our overall chargeback experience and a decline in our penetration rates for certain U.S. product offerings. In the U.K., our Same Store finance and insurance revenue increased $2.9 million, or 9.6%, as compared to the same period in 2017, primarily as a result of increases in our income per contract and penetration rates for most of our U.K. product offerings. Our Brazil Same Store finance and insurance revenue decreased 2.9%, or $0.2 million, for the nine months ended September 30, 2018, as compared to the same period in 2017, as a 1.9% increase in Same Store vehicle retail unit sales was more than offset by the change in exchange rates. On a constant currency basis, our Brazil Same Store finance and insurance revenue increased 10.4%, primarily as a result of an increase in fleet commissions for our BMW and Honda brands and an improvement in penetration rates for our retail finance fees. On a PRU basis, our total Same Store finance and insurance revenue increased 5.0% to $1,462 for the nine months ended September 30, 2018, as compared to the same period in 2017. On an adjusted basis, our total Same Store finance and insurance revenue PRU increased 2.7%, driven by PRU improvements in the U.S. and the U.K. of 1.3% and 13.4%, respectively, that were partially offset by a 4.8% decline in Brazil, which can be more than explained by an unfavorable change in exchange rates. On a constant currency basis, our Brazil Same Store finance and insurance revenue PRU increased 8.4% when compared to the same period in 2017.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Personnel
Same Stores
U.S.	$157,286	(1.0)%	N/A	$158,905	$476,562	2.4%	N/A	$465,229
U.K.	29,018	(0.9)%	(0.2)%	29,288	82,585	5.6%	—%	78,196
Brazil	5,623	(20.5)%	(0.9)%	7,069	18,018	(13.7)%	(2.8)%	20,889
Total Same Stores	191,927	(1.7)%	(0.9)%	195,262	577,165	2.3%	1.9%	564,314
Transactions	8,519			4,569	31,503			6,171
Total	$200,446	0.3%	1.1%	$199,831	$608,668	6.7%	6.1%	$570,485
Advertising
Same Stores
U.S.	$16,357	(3.7)%	N/A	$16,989	$47,267	(8.3)%	N/A	$51,556
U.K.	1,920	(5.7)%	(5.3)%	2,037	5,236	5.7%	0.1%	4,954
Brazil	239	20.7%	51.7%	198	831	72.0%	92.5%	483
Total Same Stores	18,516	(3.7)%	(3.3)%	19,224	53,334	(6.4)%	(6.7)%	56,993
Transactions	952			419	3,127			579
Total	$19,468	(0.9)%	(0.5)%	$19,643	$56,461	(1.9)%	(2.4)%	$57,572
Rent and Facility Costs
Same Stores
U.S.	$18,795	(11.0)%	N/A	$21,116	$55,982	(9.7)%	N/A	$62,005
U.K.	5,995	20.7%	21.3%	4,966	17,337	24.5%	17.7%	13,928
Brazil	1,822	(19.3)%	0.8%	2,258	6,184	(7.8)%	3.7%	6,705
Total Same Stores	26,612	(6.1)%	(4.4)%	28,340	79,503	(3.8)%	(4.0)%	82,638
Transactions	1,486			868	5,850			1,591
Total	$28,098	(3.8)%	(2.1)%	$29,208	$85,353	1.3%	0.9%	$84,229
Other SG&A
Same Stores
U.S.	$46,830	(22.4)%	N/A	$60,320	$156,103	(0.7)%	N/A	$157,152
U.K.	13,968	4.6%	5.1%	13,360	38,877	9.2%	3.5%	35,589
Brazil	6,041	84.8%	134.6%	3,269	11,545	43.2%	68.6%	8,062
Total Same Stores	66,839	(13.1)%	(10.9)%	76,949	206,525	2.8%	2.8%	200,803
Transactions	1,920			2,696	(7,797)			3,585
Total	$68,759	(13.7)%	(11.3)%	$79,645	$198,728	(2.8)%	(2.9)%	$204,388
Total SG&A
Same Stores
U.S.	$239,268	(7.0)%	N/A	$257,330	$735,914	—%	N/A	$735,942
U.K.	50,901	2.5%	3.2%	49,651	144,035	8.6%	2.8%	132,667
Brazil	13,725	7.3%	34.8%	12,794	36,578	1.2%	15.7%	36,139
Total Same Stores	303,894	(5.0)%	(3.8)%	319,775	916,527	1.3%	1.0%	904,748
Transactions	12,877			8,552	32,683			11,926
Total	$316,771	(3.5)%	(2.3)%	$328,327	$949,210	3.5%	3.1%	$916,674

Total Gross Profit
Same Stores
U.S.	$345,184	(0.8)%	N/A	$347,793	$1,018,082	1.1%	N/A	$1,006,943
U.K.	58,029	(4.3)%	(3.4)%	60,643	170,469	5.7%	0.2%	161,272
Brazil	13,184	(7.5)%	15.2%	14,257	38,120	(4.5)%	8.3%	39,906
Total Same Stores	416,397	(1.5)%	(0.6)%	422,693	1,226,671	1.5%	1.2%	1,208,121
Transactions	18,704			8,727	66,356			11,713
Total	$435,101	0.9%	1.8%	$431,420	$1,293,027	6.0%	5.5%	$1,219,834
SG&A as a % of Gross Profit
Same Stores
U.S.	69.3%			74.0%	72.3%			73.1%
U.K.	87.7%			81.9%	84.5%			82.3%
Brazil	104.1%			89.7%	96.0%			90.6%
Total Same Stores	73.0%			75.7%	74.7%			74.9%
Transactions	68.8%			98.0%	49.3%			101.8%
Total	72.8%			76.1%	73.4%			75.1%
Adjusted Total SG&A (1)
Same Stores
U.S.	$243,036	(1.9)%	N/A	$247,663	$731,870	0.6%	N/A	$727,465
U.K.	50,901	2.5%	3.2%	49,651	144,035	8.8%	3.0%	132,379
Brazil	11,218	(12.3)%	9.4%	12,794	33,644	(6.9)%	5.3%	36,139
Total Same Stores	305,155	(1.6)%	(0.6)%	310,108	909,549	1.5%	1.2%	895,983
Transactions	15,286			8,552	55,088			11,925
Total	$320,441	0.6%	1.6%	$318,660	$964,637	6.2%	5.7%	$907,908
Adjusted SG&A as a % of Gross Profit (1)
Same Stores
U.S.	70.4%			69.9%	71.9%			71.8%
U.K.	87.7%			81.9%	84.5%			82.1%
Brazil	85.1%			89.7%	88.3%			90.6%
Total Same Stores	73.3%			72.2%	74.1%			73.8%
Transactions	81.7%			98.0%	83.0%			101.8%
Total	73.6%			72.8%	74.6%			74.0%

Employees	14,500			14,200	14,500			14,200
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
Our total Same Store SG&A decreased 5.0% for the three months ended September 30, 2018, as compared to the same period in 2017, explained by a 7.0% decrease in the U.S., partially offset by increases of 2.5%, and 7.3%, in the U.K. and Brazil, respectively. During the third quarter of 2018, Same Store other SG&A was impacted by $1.3 million in net non-core items, which include a charge of $1.1 million for legal settlements that was more than offset by gains of $2.4 million on real estate and dealership transactions. Excluding these non-core items, our adjusted total Same Store SG&A decreased 1.6% to $305.2 million for the three months ended September 30, 2018, as compared to the same period in 2017. Adjusted total Same Store SG&A for the quarter ended September 30, 2017 excluded non-core Same Store other SG&A charges of $8.1 million related to catastrophic events, $0.8 million in losses on real estate and dealership transactions and $0.7 million for legal settlements costs. For the nine months ended September 30, 2018, our total Same Store SG&A increased 1.3%, as compared to the same period in 2017, explained by increases of 8.6% and 1.2% in the U.K. and Brazil, respectively. After adjusting for non-core Same Store other SG&A costs of $5.8 million related to catastrophic events and $3.5 million in legal settlements, partially offset by gains of $2.4 million related to real estate and dealership transactions, our adjusted total Same Store SG&A increased 1.5% for the nine months ended September 30, 2018. On a comparable basis, adjusted total Same Store SG&A for the nine months ended September 30, 2017 excluded $8.8 million in catastrophic events costs, $0.8 million in losses on real estate and dealership transactions, $0.3 million in acquisition costs and a $1.1 million gain related to legal settlements.
Our total Same Store personnel costs decreased 1.7% for the three months ended September 30, 2018, to $191.9 million, as compared to the same period in 2017, explained by decreases of 1.0%, 0.9%, and 20.5% in the U.S., U.K., and Brazil, respectively. The decrease in Same Store personnel costs in the U.S. was primarily due to a decrease in variable commission payments, as a result of the decline in Same Store new vehicle unit sales volume compared to the same period last year. During the third quarter of 2017, we experienced high sales volume from replacement demand following the aftermath of Hurricane Harvey, which damaged hundreds of thousands of vehicles in the Houston and Beaumont markets. The decrease in Same Store personnel costs in the U.K. was also primarily due to lower variable commission payments as a result of the decrease in the new vehicle unit sales volume as compared to the same period last year. This volume decline was the result of the lack of 2019 model year new vehicle inventory availability caused by the WLTP legislation, which was effective on September 1, 2018. The decrease in personnel costs in Brazil was primarily due to continued cost rationalization initiatives. For the nine months ended September 30, 2018, our total Same Store personnel costs increased 2.3%, as compared to the same period in 2017, driven by increases of 2.4% and 5.6% in the U.S. and the U.K., respectively, and partially offset by a 13.7% decrease in Brazil. The U.S. Same Store personnel costs for the nine months ended September 30, 2018 were impacted by a one-time bonus payment of $3.0 million to our U.S. non-managerial dealership and operational support staff, as well as the cost of several strategic initiatives that were launched during the first quarter of 2018 to improve retention of service personnel and used vehicle sales. The increase in personnel costs in the U.K. was primarily due to the change in exchange rates, as personnel costs were flat on a constant currency basis for the nine months ended September 30, 2018.
For the three months ended September 30, 2018, our total Same Store advertising costs decreased 3.7% to $18.5 million, more than explained by decreases of 3.7% and 5.7% in our U.S. and U.K. segments, respectively. The decrease was partially offset by a 20.7% increase in Brazil. The decreases in the U.S. and the U.K. were the result of efforts to rationalize and enhance the efficiency of our advertising spend, as well as capitalize on our size and negotiating leverage. For the nine months ended September 30, 2018, as compared to the same period in 2017, our consolidated Same Store advertising costs decreased 6.4% to $53.3 million, primarily explained by an 8.3% decrease in the U.S., partially offset by increases of 5.7% and 72.0% in the U.K. and Brazil, respectively. The decrease in the U.S. is attributable to the efforts described above for the three months ended September 30, 2018. The increase in the U.K. was primarily due to the change in exchange rates, as advertising costs remained relatively flat on a constant currency basis. In Brazil, the increase in Same Store advertising expense for the nine months ended September 30, 2018 was primarily the result of initiatives designed to grow our used vehicle and parts and service businesses.
Our consolidated Same Store rent and facility costs decreased 6.1% to $26.6 million for the three months ended September 30, 2018, as compared to the same period a year ago, more than explained by decreases of 11.0% and 19.3% in the U.S. and Brazil, respectively. The decrease was partially offset by a 20.7% increase in the U.K. The decrease in the U.S. is primarily attributable to our continued strategic efforts to own the real estate associated with our dealerships, thereby reducing rent expense. The decrease in Brazil was more than explained by the change in exchange rates between periods, as on a constant currency basis, Same Store rent and facility costs remained relatively flat. The increase in the U.K. was primarily related to septennial property rate adjustments that occurred in 2017, as well as additional rental costs associated with new and/or enhanced dealership facilities. For the nine months ended September 30, 2018, our consolidated Same Store rent and facility costs decreased 3.8% to $79.5 million, as compared to the same period in 2017, driven by reductions of 9.7% and 7.8% in the U.S. and Brazil, respectively, partially offset by a 24.5% increase in the U.K.
For the three months ended September 30, 2018, our total Same Store other SG&A costs decreased 13.1% to $66.8 million as compared to the same period in 2017, more than explained by a decrease of 22.4% in the U.S., partially offset by increases of 4.6% and 84.8% in the U.K. and Brazil, respectively. The decrease in the U.S. was primarily the result of non-core charges occurring in the third quarter of 2017, which included $8.1 million in costs associated with catastrophic events, $0.8 million in losses on real estate and dealership transactions and $0.7 million in costs related to legal settlements, as compared to non-core gains of $2.4 million related to real estate and dealership transactions and $1.4 million related to a legal settlement in the third quarter of 2018. The increase in Brazil for the three months ended September 30, 2018 was driven by a non-core charge of $2.5 million related to legal settlements. For the nine months ended September 30, 2018, our total Same Store other SG&A costs grew 2.8% to $206.5 million, driven by increases of 9.2% and 43.2% in the U.K. and Brazil, respectively, and partially offset by a 0.7% decline in the U.S. as compared to the same period in 2017.
Our total Same Store SG&A as a percentage of gross profit for the three months ended September 30, 2018, as compared to 2017, decreased 270 basis points to 73.0%, reflecting an improvement in the U.S. that was partially offset by increases in the U.K. and Brazil. On an adjusted basis, total Same Store SG&A as a percentage of gross profit for the three months ended September 30, 2018 increased 110 basis points to 73.3% reflecting increases of 50 and 580 basis points in the U.S. and U.K. respectively, partially offset by a decline of 460 basis points in Brazil. The increase in the U.S. reflects the higher gross profit in 2017, driven by higher demand in our Houston and Beaumont markets as a result of Hurricane Harvey. The increase in the U.K. reflects the decline in gross profit during the third quarter of 2018, driven by the impact of the WLTP legislation on the new vehicle portion of the business. The decline in Brazil was related to the impact of continued cost rationalization initiatives. For the nine months ended September 30, 2018, as compared to the same period in 2017, our total Same Store SG&A as a percentage of gross profit decreased 20 basis points to 74.7%, reflecting a decrease in the U.S. that was partially offset by increases in the U.K. and Brazil. On an adjusted basis, total Same Store SG&A as a percentage of gross profit increased 30 basis points to 74.1% compared to the same period in 2017, driven by increases in the U.S. and U.K. that were partially offset by a decrease in Brazil.
Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Same Stores
U.S.	$13,163	9.3%	N/A	$12,038	$38,366	9.1%	N/A	$35,155
U.K.	2,656	19.3%	20.1%	2,227	7,405	30.4%	23.8%	5,677
Brazil	362	(1.1)%	23.4%	366	1,224	12.5%	27.7%	1,088
Total Same Stores	16,181	10.6%	11.3%	14,631	46,995	12.1%	11.6%	41,920
Transactions	800			428	2,966			838
Total	$16,981	12.8%	13.5%	$15,059	$49,961	16.8%	16.1%	$42,758
(1)See “Non-GAAP Financial Measures” for more details.
Our total Same Store depreciation and amortization expense increased 10.6% and 12.1% for the three and nine months ended September 30, 2018, respectively, as compared to the same period in 2017, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017	2018	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2017
Same Stores
U.S.	$12,663	7.3%	N/A	$11,796	$37,226	7.4%	N/A	$34,674
U.K.	1,351	3.7%	4.4%	1,303	3,944	16.9%	10.8%	3,374
Brazil	225	59.6%	99.1%	141	597	88.3%	112.3%	317
Total Same Stores	14,239	7.5%	8.0%	13,240	41,767	8.9%	8.5%	38,365
Transactions	446			251	1,568			294
Total	$14,685	8.9%	9.4%	$13,491	$43,335	12.1%	11.7%	$38,659
Total manufacturers' assistance	$12,034	(11.3)%	(11.2)%	$13,561	$34,516	(3.4)%	(3.6)%	$35,745
(1)See “Non-GAAP Financial Measures” for more details.
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month LIBOR (or Prime rate in some cases) plus a spread in the U.S. and U.K. and a benchmark rate plus a spread in Brazil.
To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt. As of September 30, 2018, we had interest rate swaps with an aggregate notional amount of $803.9 million in effect that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.6%. The total of these swaps represented 62.1% of our total U.S. floorplan borrowings outstanding at September 30, 2018. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Our total Same Store floorplan interest expense increased 7.5% for the three months ended September 30, 2018, as compared to the same period in 2017. Our U.S. Same Store floorplan interest expense increased 7.3% for the quarter ended September 30, 2018, primarily explained by the increase in LIBOR compared to the same quarter in 2017. This increase was partially offset by the impact of our interest rate hedging strategy and a decrease in our U.S. weighted average borrowings as compared to the same period a year ago. The decline in the U.S. weighted average borrowings was the result of management initiatives to reduce inventory levels as a partial offset to rising LIBOR rates. In the U.K., our Same Store floorplan interest expense increased 3.7% for the three months ended September 30, 2018, as compared to the same period in 2017, driven by a $5.7 million increase in our U.K. weighted average borrowings.
For the nine months ended September 30, 2018, our total Same Store floorplan interest expense increased 8.9%, as compared to the same period in 2017. Our U.S. Same Store floorplan interest expense increased 7.4% for the nine months ended September 30, 2018, mainly explained by the increase in LIBOR compared to the same period in 2017 and partially offset by the impact of our interest rate hedging strategy and declines in our U.S. weighted average borrowings as compared to the same period last year. Our U.K. Same Store floorplan interest expense increased 16.9% for the nine months ended September 30, 2018, as compared to the same periods in 2017 driven by increases in our U.K. weighted average borrowings.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit, and our other long-term debt, partially offset by interest income. For the three months ended September 30, 2018, other interest expense net increased $1.3 million, or 7.1%, to $19.1 million, as compared to the same period in 2017. For the nine months ended September 30, 2018, other interest expense net increased $5.2 million, or 9.9%, to $57.4 million, as compared to the same period in 2017. Increases for both periods were primarily attributable to an increase in the weighted average borrowings, as well as the weighted average interest rates associated with our variable-rate, real estate and other long-term debt, corresponding with an increase in LIBOR.
Provision for Income Taxes
Our provision for income taxes decreased $7.7 million to $9.6 million for the three months ended September 30, 2018, as compared to the same period in 2017. For the nine months ended September 30, 2018, our provision for income taxes decreased $18.4 million to $38.7 million, as compared to the same period in 2017. For the three months ended September 30, 2018, our effective tax rate decreased to 21.6% from 36.6% as compared to the same period in 2017. For the nine months ended September 30, 2018, our effective tax rate decreased to 23.3% from 35.7% as compared to the same period in 2017. These decreases were primarily due to the impact of the Tax Act that reduced the U.S. corporate tax rate from 35.0% to 21.0%.
On an adjusted basis, for the three months ended September 30, 2018, our adjusted effective tax rate decreased to 23.0% from 36.0% as compared to the same period in 2017. For the nine months ended September 30, 2018, our adjusted effective tax rate decreased to 23.6% from 35.5% for the same period in 2017. See “Non-GAAP Financial Measures” for more details on adjustments to U.S. GAAP measures.
We expect our effective tax rate for the full-year of 2018 will be between 23.0% and 24.0%. We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income, considering future reversals of existing taxable temporary differences.

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
Cash on Hand. As of September 30, 2018, our total cash on hand was $32.0 million. The balance of cash on hand excludes $91.9 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility as of September 30, 2018. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
Cash Flows. We utilize various credit facilities to finance the purchase of our new and used vehicle inventory. With respect to all new vehicle floorplan borrowings in the normal course of business, the manufacturers of the vehicles draft our credit facilities directly with no cash flows to or from us. With respect to borrowings for used vehicle financing, we finance up to 85% of the value of our used vehicle inventory in the U.S., and the funds flow directly between us and the lender.
We categorize the cash flows associated with borrowings and repayments on these various credit facilities as Operating or Financing Activities in our Consolidated Statements of Cash Flows. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (defined below) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. and Brazil unaffiliated with our manufacturer partners (collectively, “Non-OEM Floorplan Credit Facilities”), are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure “Adjusted net cash provided by operating activities,” which makes such reclassification, to further evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
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

	Nine Months Ended September 30,
GAAP Basis	2018	2017
	(In thousands)
Net cash provided by operating activities	$357,415	$307,234
Net cash used in investing activities	(145,472)	(246,733)
Net cash used in financing activities	(204,242)	(18,110)
Effect of exchange rate changes on cash	(2,941)	867
Net increase in cash, cash equivalents, and restricted cash	$4,760	$43,258

	Nine Months Ended September 30,
Adjusted, Non-GAAP Basis	2018	2017
	(In thousands)
Adjusted net cash provided by operating activities	$280,107	$228,949
Adjusted net cash used in investing activities	(153,433)	(232,000)
Adjusted net cash (used in) provided by financing activities	(118,973)	45,442
Effect of exchange rate changes on cash	(2,941)	867
Net increase in cash, cash equivalents, and restricted cash	$4,760	$43,258
Sources and Uses of Liquidity from Operating Activities
For the nine months ended September 30, 2018, we generated $357.4 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $280.1 million in net cash flow from operating activities, primarily consisting of $127.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $50.0 million, stock-based compensation of $14.2 million, deferred income taxes of $4.1 million, asset impairments of $27.4 million, and an $85.2 million net change in operating assets and liabilities, partially offset by a $27.0 million gain on sale of assets. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $70.2 million from the net decrease in vehicle receivables and contracts-in-transit, $33.7 million from decreases in inventory levels, $35.5 million from increases in accounts payable and accrued expenses, and $28.4 million from the net decrease in accounts and notes receivable. These cash inflows were partially offset by adjusted cash outflows of $63.4 million from the net decrease in floorplan borrowings and $22.5 million from the net increase in prepaid expenses and other assets.
For the nine months ended September 30, 2017, we generated $307.2 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $228.9 million in net cash flow from operating activities, primarily consisting of $103.0 million in net income, as well as non-cash adjustments related to depreciation and amortization of $42.8 million, deferred income taxes of $16.1 million, stock-based compensation of $14.6 million, asset impairments of $9.5 million, and a $41.5 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $68.5 million from decreases in inventory levels and $85.2 million from increases in accounts payable and accrued expenses. These cash inflows were partially offset by adjusted cash outflows of $8.9 million from the net increase in accounts and notes receivable, $83.4 million from the net decrease in floorplan borrowings, $15.3 million from increases of vehicle receivables and contracts-in-transit, and $4.9 million from the net increase in prepaid expenses and other assets.
Working Capital. At September 30, 2018, we had $58.0 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures, or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the nine months ended September 30, 2018, we used $145.5 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $153.4 million in net cash flow for investing activities, primarily consisting of $119.0 million of cash outflows for dealership acquisition activity and $118.2 million for purchases of property and equipment, and to construct new, and improve existing, facilities, partially offset by cash inflows of $83.4 million related to dispositions of franchises and fixed assets. Within this total of property and equipment purchases, $85.5 million was used for capital expenditures, $30.1 million was used for the purchase of real estate associated with existing dealership operations and $2.7 million represents the net decrease in the accrual for capital expenditures from year-end.
During the nine months ended September 30, 2017, we used $246.7 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $232.0 million in net cash flow for investing activities, primarily consisting of $94.3 million of cash flows for dealership acquisition activity and $144.3 million for purchases of property and equipment to construct new and improve existing facilities. Within this total of property and equipment purchases, $71.0 million was used for capital expenditures, $67.8 million was used for the purchase of real estate associated with existing dealership operations, and $5.5 million represents the net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $5.1 million related to dispositions of franchises and fixed assets and $1.5 million of other items.

Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2018 will be less than $120.0 million, which could generally be funded from excess cash.
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
Sources and Uses of Liquidity from Financing Activities
For the nine months ended September 30, 2018, we used $204.2 million in net cash flow from financing activities. On an adjusted basis for the same period, we used $119.0 million in net cash flow from financing activities, primarily related to cash outflows of $108.6 million to repurchase our Company's common stock, $28.5 million of net payments on real estate debt and $16.0 million for dividend payments. These outflows were partially offset by cash inflows related to $7.1 million of net borrowings on our Acquisition Line, $7.5 million of net borrowings of other debt and $17.2 million in net borrowings on our Floorplan lines (representing the net cash activity in our floorplan offset accounts).
For the nine months ended September 30, 2017, we used $18.1 million in net cash from financing activities. On an adjusted basis for the same period, we generated $45.4 million in net cash flow from financing activities, primarily related to cash inflows of $16.9 million in net borrowings on our Floorplan lines (representing the net cash activity in our floorplan offset accounts), $32.5 million of net borrowings on our Acquisition Line, $17.8 million of net borrowings of real estate debt, and $29.4 million of net borrowings of other debt. These inflows were partially offset by cash outflows of $40.1 million to repurchase our Company's common stock and $15.2 million for dividend payments.

Credit Facilities, Debt Instruments and Other Financing Arrangements. Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding, and provide working capital for general corporate purposes.
The following table summarizes the position of our U.S. credit facilities as of September 30, 2018.

	As of September 30, 2018
U.S. Credit Facilities	Total Commitment	Outstanding	Available
		(In thousands)
Floorplan Line (1)	$1,440,000	$1,055,079	$384,921
Acquisition Line (2)	360,000	58,216	301,784
Total Revolving Credit Facility	1,800,000	1,113,295	686,705
FMCC Facility (3)	300,000	128,155	171,845
Total U.S. Credit Facilities (4)	$2,100,000	$1,241,450	$858,550

(1)	The available balance at September 30, 2018 includes $71.4 million of immediately available funds.

(2)
The outstanding balance of $58.2 million is related to outstanding letters of credit of $25.4 million and $32.9 million in borrowings as of September 30, 2018. The borrowings outstanding under the Acquisition Line represent 25.0 million British pound sterling translated at the spot rate on the day borrowed, solely for the purpose of calculating the Outstanding and Available borrowings under the Acquisition Line. The available borrowings may be limited from time to time, based on certain debt covenants.

(3)	The available balance at September 30, 2018 includes $20.5 million of immediately available funds.

(4)
The outstanding balance excludes $295.5 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments, and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations, or securities (“Restricted Payments”). As of September 30, 2018, the Credit Facility Restricted Payment Basket totaled $128.2 million and we were in compliance with all our financial covenants, including:

	As of September 30, 2018
	Required	Actual
Total Adjusted Leverage Ratio	< 5.50	3.69
Fixed Charge Coverage Ratio	> 1.20	2.46
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
See Note 9 and 10 to our Consolidated Financial Statements, “Credit Facilities” and “Long-Term Debt”, respectively, for further discussion of our credit facilities, debt instruments, and other financing arrangements existing as of September 30, 2018.

Stock Issuances. No shares of our common stock were issued during the three months ended September 30, 2018 or September 30, 2017.
Stock Repurchases. From time to time, our Board of Directors gives authorization to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. During the three months ended September 30, 2018, we repurchased 789,509 shares under the authorization at an average price of $69.77 per share, for a total of $55.1 million, leaving $43.3 million available for future repurchases. See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding our stock repurchases during the three months ended September 30, 2018. Also, during the third quarter of 2018, we adopted a Rule 10b5-1 trading plan that was effective from October 1, 2018 to October 25, 2018. Under the plan, we purchased an additional 399,872 shares subsequent to September 30, 2018, at an average price of $62.52 for an aggregate cost of $25.0 million. On October 25, 2018, the Board of Directors approved an increase of the previously authorized repurchase amount that was remaining under the plan to $100.0 million. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions, and other factors.
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
Further, we are limited under the terms of the Revolving Credit Facility, certain mortgage term loans, 5.00% Notes and 5.25% Notes in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock. As of September 30, 2018, the restricted payment baskets limited us to $128.2 million in restricted payments. Generally, these restricted payment baskets will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company's foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases. For the nine months ended September 30, 2018, we paid dividends of $15.4 million to common stock shareholders and $0.6 million to unvested restricted stock award holders.

Non-GAAP Financial Measures
In addition to evaluating the financial condition and results of our operations in accordance with U.S. GAAP, from time to time our management evaluates and analyzes results and any impact on the Company of strategic decisions and actions relating to, among other things, cost reduction, growth, profitability improvement initiatives, and other events outside of normal, or “core,” business and operations, by considering alternative financial measures not prepared in accordance with U.S. GAAP. In our evaluation of results from time to time, we exclude items that do not arise directly from core operations, such as non-cash asset impairment charges, legal settlements, gains and losses on dealership franchise or real estate transactions, and catastrophic events, such as hailstorms, hurricanes, and snow storms. Because these non-core charges and gains materially affect the Company's financial condition or results in the specific period in which they are recognized, management also evaluates, and makes resource allocation and performance evaluation decisions based on, the related non-GAAP measures excluding such items. This includes evaluating measures such as adjusted selling, general and administrative expenses, adjusted net income, adjusted diluted income per share, adjusted cash flows from operating, investing and financing activities, and constant currency. These adjusted measures are not measures of financial performance under U.S. GAAP, but are instead considered non-GAAP financial performance measures. Non-GAAP measures do not have definitions under U.S. GAAP and may be defined differently by, and not be comparable to similarly titled measures used by, other companies. As a result, any non-GAAP financial measures considered and evaluated by management are reviewed in conjunction with a review of the most directly comparable measures calculated in accordance with U.S. GAAP. We caution investors not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable U.S. GAAP measures.
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

The following tables reconcile certain reported non-GAAP measures to the most comparable U.S. GAAP measures from our Statements of Operations by segment and on a consolidated basis (dollars in thousands, except per share amounts; may not foot due to rounding). Only adjusted amounts are reconciled below:

	U.S. Adjustments for
	Three Months Ended September 30, 2018
	U.S. GAAP	Gain / loss on real estate and dealership transactions	Legal settlements	Non-cash asset impairments	Tax Rate Changes	Non-GAAP Adjusted
Selling, general and administrative expenses	$242,210	$5,394	$1,396	$—	$—	$249,000
Asset impairments	23,159	—	—	(23,159)	—	—
Income (loss) from operations	73,592	(5,394)	(1,396)	23,159	—	89,961
Income (loss) before income taxes	43,415	(5,394)	(1,396)	23,159	—	59,784
(Provision) benefit for income taxes	(9,061)	1,249	339	(5,504)	(705)	(13,682)
Net income (loss)	$34,354	$(4,145)	$(1,057)	$17,655	$(705)	$46,102

SG&A as % Gross Profit:	68.7					70.6
Operating Margin %:	3.3					4.1
Pretax Margin %:	2.0					2.7

Same Store SG&A	$239,268	$2,372	$1,396	$—	$—	$243,036
Same Store SG&A as % Gross Profit:	69.3					70.4

Same Store income (loss) from operations	$70,592	$(2,372)	$(1,396)	$22,161	$—	$88,985
Same Store Operating Margin %:	3.3					4.1

	Brazil Adjustments for
	Three Months Ended September 30, 2018
	U.S. GAAP	Legal settlements	Non-GAAP Adjusted
Selling, general and administrative expenses	$14,857	$(3,120)	$11,737
(Loss) income from operations	(1,314)	3,120	1,806
(Loss) income before income taxes	(1,713)	3,120	1,407
Provision for income taxes	(160)	(457)	(617)
Net (loss) income	$(1,873)	$2,663	$790

SG&A as % Gross Profit:	106.8		84.4
Operating Margin %:	(1.3)		1.8
Pretax Margin %:	(1.7)		1.4

Same Store SG&A	$13,725	$(2,507)	$11,218
Same Store SG&A as % Gross Profit:	104.1		85.1

Same Store (loss) income from operations	$(903)	$2,507	$1,604
Same Store Operating Margin %:	(0.9)		1.7

	Consolidated Adjustments for
	Three Months Ended September 30, 2018
	U.S. GAAP	Gain / loss on real estate and dealership transactions	Legal settlements	Non-cash asset impairments	Tax Rate Changes	Non-GAAP Adjusted
Selling, general and administrative expenses	$316,771	$5,394	$(1,724)	$—	$—	$320,441
Asset impairments	23,159	—	—	(23,159)	—	—
Income (loss) from operations	78,190	(5,394)	1,724	23,159	—	97,679
Income (loss) before income taxes	44,365	(5,394)	1,724	23,159	—	63,854
(Provision) benefit for income taxes	(9,587)	1,249	(118)	(5,504)	(705)	(14,665)
Net income (loss)	$34,778	$(4,145)	$1,606	$17,655	$(705)	$49,189
Less: Adjusted earnings (loss) allocated to participating securities	1,181	(141)	55	605	(24)	1,676
Adjusted net income (loss) available to diluted common shares	$33,597	$(4,004)	$1,551	$17,050	$(681)	$47,513

Diluted income (loss) per common share	$1.74	$(0.21)	$0.08	$0.89	$(0.03)	$2.47

Effective tax rate %	21.6					23.0

SG&A as % Gross Profit:	72.8					73.6
Operating Margin %:	2.7					3.4
Pretax Margin %:	1.5					2.2

Same Store SG&A	$303,894	$2,372	$(1,111)	$—	$—	$305,155
Same Store SG&A as % Gross Profit:	73.0					73.3

Same Store income (loss) from operations	$74,161	$(2,372)	$1,111	$22,161	$—	$95,061
Same Store Operating Margin %:	2.7					3.5

	U.S. Adjustments for
	Nine Months Ended September 30, 2018
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Legal settlements	Non-cash asset impairments	Tax Rate Changes	Non-GAAP Adjusted
Selling, general and administrative expenses	$729,430	$(5,812)	$25,513	$(604)	$—	$—	$748,527
Asset impairments	27,427	—	—	—	(27,427)	—	—
Income (loss) from operations	242,538	5,812	(25,513)	604	27,427	—	250,868
Income (loss) before income taxes	152,867	5,812	(25,513)	604	27,427	—	161,197
(Provision) benefit for income taxes	(35,821)	(1,444)	6,166	(157)	(6,593)	(705)	(38,554)
Net income (loss)	$117,046	$4,368	$(19,347)	$447	$20,834	$(705)	$122,643

SG&A as % Gross Profit:	70.2						72.1
Operating Margin %:	3.8						3.9
Pretax Margin %:	2.4						2.5

Same Store SG&A	$735,914	$(5,812)	$2,372	$(604)	$—	$—	$731,870
Same Store SG&A as % Gross Profit:	72.3						71.9

Same Store income (loss) from operations	$217,619	$5,812	$(2,372)	$604	$26,183	$—	$247,846
Same Store Operating Margin %:	3.4						3.9

		Brazil Adjustments for
	Nine Months Ended September 30, 2018
	U.S. GAAP	Legal Settlements	Non-GAAP Adjusted
Selling, general and administrative expenses	$38,222	$(3,670)	$34,552
(Loss) income from operations	(227)	3,670	3,443
(Loss) income before income taxes	(1,563)	3,670	2,107
Provision for income taxes	(714)	(530)	(1,244)
Net (loss) income	$(2,277)	$3,140	$863

SG&A as % Gross Profit:	97.4		88.1
Operating Margin %:	(0.1)		1.1
Pretax Margin %:	(0.5)		0.7

Same Store SG&A	$36,578	$(2,934)	$33,644
Same Store SG&A as % Gross Profit:	96.0		88.3

Same Store income from operations	$318	$2,934	$3,252
Same Store Operating Margin %:	0.1		1.0

		Consolidated Adjustments for
		Nine Months Ended September 30, 2018
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Legal settlements	Non-cash asset impairments	Tax Rate Changes	Non-GAAP Adjusted
Selling, general and administrative expenses	$949,210	$(5,812)	$25,513	$(4,274)	$—	$—	$964,637
Asset impairments	27,427	—	—	—	(27,427)	—	—
Income (loss) from operations	266,429	5,812	(25,513)	4,274	27,427	—	278,429
Income (loss) before income taxes	165,720	5,812	(25,513)	4,274	27,427	—	177,720
(Provision) benefit for income taxes	(38,666)	(1,444)	6,166	(687)	(6,593)	(705)	(41,929)
Net income (loss)	$127,054	$4,368	$(19,347)	$3,587	$20,834	$(705)	135,791
Less: Adjusted earnings (loss) allocated to participating securities	4,306	149	(660)	123	711	(24)	4,605
Adjusted net income (loss) available to diluted common shares	$122,748	$4,219	$(18,687)	$3,464	$20,123	$(681)	$131,186

Diluted income (loss) per common share	$6.18	$0.21	$(0.94)	$0.18	$1.00	$(0.03)	$6.60

Effective tax rate %	23.3						23.6

SG&A as % Gross Profit:	73.4						74.6
Operating Margin %:	3.1						3.2
Pretax Margin %:	1.9						2.0

Same Store SG&A	$916,527	$(5,812)	$2,372	$(3,538)	$—	$—	$909,549
Same Store SG&A as % Gross Profit:	74.7						74.1

Same Store income (loss) from operations	$236,966	$5,812	$(2,372)	$3,538	$26,183	$—	$270,127
Same Store Operating Margin %:	2.9						3.3

		U.S. Adjustments for
	Three Months Ended September 30, 2017
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Legal settlements (1)	Non-cash asset impairments	Allowance for uncertain tax positions	Non-GAAP Adjusted
Finance, insurance, and other revenues, net	$96,383	$6,550	$—	$—	$—	$—	$102,933
Selling, general and administrative expenses	261,787	(8,149)	(798)	(720)	—	—	252,120
Asset impairments	9,526	—	—	—	(9,526)	—	—
Income from operations	69,874	14,699	798	720	9,526	—	95,617
Income before income taxes	41,133	14,699	798	720	9,526	—	66,876
(Provision) benefit for income taxes	(16,258)	(5,677)	(301)	(270)	(3,579)	834	(25,251)
Net income	$24,875	$9,022	$497	$450	$5,947	$834	$41,625

SG&A as % Gross Profit:	74.0						70.0
Operating Margin %:	3.0						4.1
Pretax Margin %:	1.8						2.9

2017 vs. 2018
Same Store Finance, insurance, and other revenues, net	$95,016	$6,550	$—	$—	$—	$—	$101,566
Same Store SG&A	$257,330	$(8,149)	$(798)	$(720)	$—	$—	$247,663
Same Store SG&A as % Gross Profit:	74.0						69.9

Same Store income from operations	$68,899	$14,699	$798	$720	$9,526	$—	$94,642
Same Store Operating Margin %:	3.0						4.2

	Consolidated Adjustments for
	Three Months Ended September 30, 2017
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Legal settlements (1)	Non-Cash asset impairments	Allowance for uncertain tax positions	Non-GAAP Adjusted
Finance, insurance, and other revenues, net	$110,993	$6,550	$—	$—	$—	$—	$117,543
Selling, general and administrative expenses	328,327	(8,149)	(798)	(720)	—	—	318,660
Asset impairments	9,526	—	—	—	(9,526)	—	—
Income from operations	78,508	14,699	798	720	9,526	—	104,251
Income before income taxes	47,143	14,699	798	720	9,526	—	72,886
(Provision) benefit for income taxes	(17,262)	(5,677)	(301)	(270)	(3,579)	834	(26,255)
Net income	$29,881	$9,022	$497	$450	$5,947	$834	$46,631
Less: Adjusted earnings allocated to participating securities	1,023	311	17	16	206	30	1,603
Adjusted net income available to diluted common shares	$28,858	$8,711	$480	$434	$5,741	$804	$45,028

Diluted income per common share	$1.43	$0.44	$0.02	$0.02	$0.28	$0.04	$2.23

Effective tax rate %	36.6						36.0

SG&A as % Gross Profit:	76.1						72.8
Operating Margin %:	2.6						3.5
Pretax Margin %:	1.6						2.4

2017 vs. 2018
Same Store Finance, insurance, and other revenue, net	$108,884	$6,550	$—	—	$—	$—	$115,434
Same Store SG&A	$319,775	$(8,149)	$(798)	(720)	$—	$—	$310,108
Same Store SG&A as % Gross Profit:	75.7						72.2

Same Store income from operations	$78,761	$14,699	$798	720	$9,526	$—	$104,504
Same Store Operating Margin %:	2.7						3.5

	U.S. Adjustments for
	Nine Months Ended September 30, 2017
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Legal settlements	Non-cash asset impairments	Allowance for uncertain tax provisions	Non-GAAP Adjusted
Finance, insurance and other revenues, net	$276,754	$6,550	$—	$—	$—	$—	$283,304
Selling, general and administrative expenses	741,904	$(8,792)	(798)	$1,113	—	—	733,427
Asset impairments	9,526	—	—	—	(9,526)	—	—
Income (loss) from operations	227,333	15,341	798	(1,113)	9,526	—	251,885
Income (loss) before income taxes	142,808	15,341	798	(1,113)	9,526	—	167,360
(Provision) benefit for income taxes	(54,301)	(5,926)	(301)	426	(3,579)	834	(62,847)
Net income (loss)	$88,507	$9,415	$497	$(687)	$5,947	$834	$104,513

SG&A as % Gross Profit:	73.1						71.8
Operating Margin %:	3.6						3.9
Pretax Margin %:	2.2						2.6

2017 v. 2018
Same Store Finance, insurance, and other revenues, net	$274,338	$6,550	$—	$—	$—	$—	$280,888
Same Store SG&A	$735,942	$(8,792)	$(798)	$1,113	$—	$—	$727,465
Same Store SG&A as % Gross Profit:	73.1						71.8

Same Store income (loss) from operations	$226,326	$15,341	$798	$(1,113)	$9,526	$—	$250,878
Same Store Operating Margin %:	3.6						3.9

		U.K. Adjustments for
	Nine Months Ended September 30, 2017
	U.S. GAAP	Acquisition costs	Non-GAAP Adjusted
Selling, general and administrative expenses	$137,475	$(288)	$137,187
Income from operations	21,554	288	21,842
Income before income taxes	15,745	288	16,033
Provision for income taxes	(2,781)	—	(2,781)
Net income	$12,964	$288	$13,252

SG&A as % Gross Profit:	83.4		83.2
Operating Margin %:	1.5		1.5
Pretax Margin %:	1.1		1.1

2017 v. 2018
Same Store SG&A	$132,667	$(288)	$132,379
Same Store SG&A as % Gross Profit:	82.3		82.1

Same Store income from operations	$22,928	$288	$23,216
Same Store Operating Margin %:	1.6		1.6

		Consolidated Adjustments for
	Nine Months Ended September 30, 2017
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Acquisition costs	Legal settlements (1)	Non-cash asset impairments	Allowance for uncertain tax positions	Non-GAAP Adjusted
Finance, insurance, and other revenues, net	$314,297	$6,550	$—	$—	$—	$—	$—	$320,847
Selling, general and administrative expenses	916,674	(8,792)	(798)	(288)	1,113	—	—	907,909
Asset impairments	9,526	—	—	—	—	(9,526)	—	—
Income (loss) from operations	250,876	15,341	798	288	(1,113)	9,526	—	275,716
Income (loss) before income taxes	160,029	15,341	798	288	(1,113)	9,526	—	184,869
(Provision) benefit for income taxes	(57,076)	(5,926)	(301)	—	426	(3,579)	834	(65,622)
Net income (loss)	$102,953	$9,415	$497	$288	$(687)	$5,947	$834	$119,247
Less: Adjusted earnings (loss) allocated to participating securities	3,659	340	18	10	(25)	215	31	4,248
Adjusted net income (loss) available to diluted common shares	$99,294	$9,075	$479	$278	$(662)	$5,732	$803	$114,999

Diluted income (loss) per common share	$4.85	$0.44	$0.03	$0.02	$(0.03)	$0.27	$0.04	$5.62

Effective tax rate %	35.7							35.5

SG&A as % Gross Profit:	75.1							74.0
Operating Margin %:	3.1							3.4
Pretax Margin %:	2.0							2.3

2017 v. 2018
Finance, insurance, and other revenues, net	$310,794	$6,550	$—	$—	$—	$—	$—	$317,344
Same Store SG&A	$904,748	$(8,792)	$(798)	$(288)	$1,113	$—	$—	$895,983
Same Store SG&A as % Gross Profit:	74.9							73.8

Same Store income (loss) from operations	$251,933	$15,341	$798	$288	$(1,113)	$9,526	$—	$276,773
Same Store Operating Margin %:	3.1							3.4
(1) For the nine months ended September 30, 2017, we recognized a net pre-tax gain related to a settlement with an OEM of $1.8 million.

The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a U.S.
GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	% Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$357,415	$307,234	16.3
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition related activity	(75,308)	(78,285)
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	(2,000)	—
Adjusted net cash provided by operating activities	$280,107	$228,949	22.3
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	$(145,472)	$(246,733)	(41.0)
Change in cash paid for acquisitions, associated with floorplan notes payable	16,306	14,733
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(24,267)	—
Adjusted net cash used in investing activities	$(153,433)	$(232,000)	(33.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used in financing activities	$(204,242)	$(18,110)	1,027.8
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	85,269	63,552
Adjusted net cash (used in) provided by financing activities	$(118,973)	$45,442	(361.8)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
This Quantitative and Qualitative Disclosures About Market Risk contains information about our market-sensitive financial instruments that constitute forward-looking statements. See “Cautionary Statement about Forward-Looking Statements.”
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided about foreign currency exchange rates and financial instruments to which we are a party at September 30, 2018, and from which we may incur future gains or losses from changes in market interest rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of September 30, 2018, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $549.1 million and $543.3 million, respectively. At December 31, 2017, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $567.9 million and $542.1 million, respectively. As of September 30, 2018, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $296.3 million and $296.6 million, respectively. At December 31, 2017, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $310.9 million and $296.2 million, respectively. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $81.3 million and $86.8 million as of September 30, 2018 and December 31, 2017, respectively. The fair value of such fixed interest rate borrowings was $77.4 million and $92.9 million as of September 30, 2018 and December 31, 2017, respectively.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
We use interest rate swaps to adjust our exposure to interest rate movements, when appropriate, based upon market conditions. As of September 30, 2018, we held interest rate swaps in effect with aggregate notional amounts of $803.9 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.6%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate real estate related borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve, and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive income or loss. As of September 30, 2018, net unrealized gains, net of income taxes, totaled $15.9 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of September 30, 2018, all of our derivative contracts were determined to be effective. In addition to the $803.9 million of swaps in effect as of September 30, 2018, we also held seven interest rate swaps with forward start dates between December 2018 and December 2020 and expiration dates between December 2021 and December 2030. As of September 30, 2018, the aggregate notional amount of these swaps was $375.0 million with a weighted average interest rate of 1.8%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2030 does not exceed $902.4 million.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions):

	Q3 2018	Q4 2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030
Weighted average notional amount in effect during the period	$804	$805	$901	$549	$411	$146	$129	$125	$125	$100	$100	$100	$100	$100
Weighted average interest rate during the period	2.62%	2.61%	2.30%	2.21%	1.77%	1.78%	1.83%	1.81%	1.81%	1.85%	1.85%	1.85%	1.85%	1.85%
As of September 30, 2018, we had $1,697.5 million of variable-rate borrowings outstanding. Based on the average amount of variable-rate borrowings outstanding for the nine months ended September 30, 2018, and before the impact of our interest rate swaps described above, a 100 basis-point change in interest rates would have resulted in an approximate $17.3 million change to our annual interest expense. After consideration of the average interest rate swaps described in effect during the nine months ended September 30, 2018, a 100 basis-point change would have yielded a net annual change of $9.1 million in annual interest expense. This interest rate sensitivity increased from September 30, 2017 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which historically has been influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended September 30, 2018, we recognized $12.0 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 78.3% of our floorplan interest expense for the first quarter of 2018 to 131.0% for the fourth quarter of 2015. In the U.S., manufacturer's interest assistance was 91.0% of floorplan interest expense in the third quarter of 2018. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical practice of the OEMs, that an increase in prevailing interest rates would result in increased assistance from certain manufacturers over time.
Foreign Currency Exchange Rates. As of September 30, 2018, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may temporarily impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in a $173.9 million decrease to our revenues for the nine months ended September 30, 2018. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in a $29.3 million decrease to our revenues for the nine months ended September 30, 2018. We believe that inflation rates over the last few years have not had a significant impact on our consolidated revenues or profitability. We do not expect inflation to have near-term material effects on the sale of our products and services on a consolidated basis; however, we cannot be sure there will be no such effect in the future. We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.
For additional information about our market sensitive financial instruments, please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations”, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4. to “Item 8. Financial Statements and Supplementary Data” in our 2017 Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2018, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Tariff and trade risk. Increased tariffs, import product restrictions, and foreign trade risks may impair our ability to sell foreign vehicles profitably. In May 2018, the Trump Administration threatened to add up to 25% tariffs on foreign vehicles or parts and instructed the U.S. Commerce Department to begin an inquiry to determine if the importation of foreign vehicles or parts adversely impacts U.S. national security. During the third quarter, the Commerce department announced that the time line for implementation of tariffs on foreign vehicles will be delayed.  An agreement has been drafted between Canada, Mexico and the United States to revise the current North America Free Trade Agreement, which is expected to include potential implementation or elimination of trade tariffs by and among those countries. No formalized treaty has been adopted by any of the countries’ respective governments at this time.  No further announcements regarding other trade discussions pertaining to tariffs on foreign vehicles imported or exported by the United States have been made as of the date hereof. Should the Commerce Department determine that foreign vehicles imported by one or more countries do pose such a threat or create anti-competitive markets in the United States, the Trump Administration may impose up to 25% tariffs on foreign vehicles and parts. There continues to be substantial uncertainty regarding, among other factors: (i) the ultimate outcome of the implementation and effects of trade tariffs, as well as whether “foreign” vehicles including those made by non-U.S. based manufacturers in the U.S. or parts made outside the U.S. but included in U.S. assembled vehicles; and (ii) the retaliatory response by foreign governments to such trade tariffs. Should import tariffs be implemented or increased, we expect the price of many new vehicles we sell to increase, which may adversely affect our new vehicle retail sales revenues and related finance, insurance and other revenues.
The risks described in our 2017 Form 10-K and above are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In thousands, excluding commissions)
July 1 - July 31, 2018	448,673	$68.19	448,673	$67,767
August 1 - August 31, 2018	108,700	$69.93	108,700	$60,166
September 1 - September 30, 2018	232,136	$72.76	232,136	$43,277
Total	789,509	$69.77	789,509
(1) During the three months ended September 30, 2018, 789,509 shares were repurchased for a total cost of $55.1 million.

During the period ending September 30, 2018, we adopted a Rule 10b5-1 trading plan that was effective from October 1, 2018 to October 25, 2018. Under the plan, we purchased an additional 399,872 shares subsequent to September 30, 2018 at an average price of $62.52, for an aggregate cost of $25.0 million.

On October 25, 2018, our Board of Directors authorized an increase of the previously authorized repurchase amount that was remaining under the plan to $100.0 million. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions, and other factors.
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

10.1†*	—	Fourth Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, signed August 15, 2018
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith
†	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

By:	/s/ John C. Rickel
John C. Rickel
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)
Date: November 1, 2018