Form 10-K
period 2018-12-31
GROUP 1 AUTOMOTIVE INC
filed 2019-02-19
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	☐	Accelerated filer

Non-accelerated filer	☐	☐	Smaller reporting company

		☐	Emerging growth company
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐        No  ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $1.2 billion based on the reported last sale price of common stock on June 30, 2018, which was the last business day of the registrant’s most recently completed second quarter.
As of February 1, 2019, there were 18,340,482 shares of our common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2018, are incorporated by reference into Part III of this Form 10-K.

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

•	changes in regulatory practices, tariffs and taxes, including Brexit; and

•	availability of financing for inventory, working capital, real estate and capital expenditures.
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

PART I
Item 1. Business
General
Group 1 Automotive, Inc., a Delaware corporation organized in 1995, is a leading operator in the automotive retail industry. As of December 31, 2018, we owned and operated 238 franchises, representing 30 brands of automobiles, at 183 dealership locations and 47 collision centers worldwide. We own 152 franchises at 118 dealership locations and 29 collision centers in the United States of America (“U.S.”), 63 franchises at 47 dealership locations and 11 collision centers in the United Kingdom (“U.K.”) and 23 franchises at 18 dealership locations and seven collision centers in Brazil. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina, and Texas in the U.S., in 32 towns in the U.K., and in key metropolitan markets in the states of Sao Paulo, Parana, Mato Grosso do Sul and Santa Catarina in Brazil.
As discussed in more detail in Note 2, “Summary of Significant Accounting Policies and Estimates”, within our Notes to Consolidated Financial Statements, all of our operating subsidiaries are aligned into one of three operating segments (or regions): the U.S., the U.K. and Brazil. The President of U.S. Operations reports directly to the Company's Chief Executive Officer and is responsible for the overall performance of the U.S. region, as well as for overseeing the market directors and dealership general managers. The operations of the Company's two international regions are structured similar to the U.S. region. Our financial information, including our revenues from external customers, a measure of profit or loss, and total assets, is segregated into our three operating segments and included in our Consolidated Financial Statements and related notes beginning on page F-1.
Business Strategy
Our business strategy primarily focuses on the performance of our existing dealerships to achieve growth, capture market share, and maximize the investment return to our stockholders. We are constantly evaluating opportunities to improve the overall profitability of our dealerships. For 2019, our priorities will be on three key areas as we continue to become a best-in-class automotive retailer. These areas are:

•
sustained growth of our higher margin parts and service business. Our focus on growth in our parts and service operations continues to hinge on the retention and expansion of our service professionals, targeted marketing efforts, strategic selling and operational efficiencies, as well as capital investments designed to support our growth targets;

•	promotion of the customer experience and customer satisfaction, in all areas of our business; and

•
improvement of operating efficiencies, through further development of our operating model that promotes commonality of processes, systems and training, to further leverage our cost base. We made significant changes in our operating model during the last five years, which were designed to reduce variable and fixed expenses. And, we continue our efforts to fully leverage our scale, reduce costs, enhance internal controls, and enable further growth. As our business grows in 2019 and beyond, we intend to manage our costs carefully and to look for additional opportunities to improve our processes and disseminate best practices. We believe that our management structure supports more rapid decision making and facilitates an efficient and effective roll-out of new processes.

A key to the execution of our business strategy is the leverage of what we believe to be one of our key strengths — the talent of our people. We believe that we have developed a distinguished management team with substantial industry expertise. With our management structure and level of executive talent, we plan to continue empowering the operators of our dealerships to make appropriate decisions to grow their respective dealership operations and to control fixed and variable costs. We believe this approach allows us to provide the best possible service to our customers, as well as attract and retain talented employees.
We will continue to focus on opportunities to enhance our current dealership portfolio by strategic acquisitions and improving or disposing any underperforming dealerships. We believe that substantial opportunities for growth through acquisitions remain in our industry in the U.S., the U.K. and Brazil. An absolute acquisition target has not been established for 2019, but we expect to acquire dealerships that provide attractive returns on investment. We believe that as of December 31, 2018, we have sufficient financial resources to support additional acquisitions. We plan to focus our future growth in geographically diverse areas with positive economic outlooks over the longer-term. Further, we intend to critically evaluate our return on invested capital in our current dealership portfolio for disposition opportunities. In 2018, we completed the acquisition of five U.K. dealerships, inclusive of eight franchises, added one franchise and opened one additional dealership for one awarded franchise in the U.K., with expected aggregate annualized revenues of $315.0 million, as estimated at the time of the acquisitions. The Company acquired four dealerships in the U.S., inclusive of four franchises, and opened one additional dealership, representing one franchise with expected aggregate annualized revenues of $230.0 million. Further, the Company acquired one dealership in Brazil, representing one franchise, and opened one additional dealership, representing one franchise, with expected aggregate annualized revenues of $70.0 million. For more information on our acquisitions and dispositions, including those occurring in 2018, see “Acquisition and Divestiture Program” for further details.
Dealership Operations
Our operations are located in geographically diverse markets that extend domestically across 15 states aggregated into one U.S. region, and internationally in the U.K. and Brazil, representing our three reportable segments: U.S., U.K. and Brazil. See Note 21, “Segment Information” within the Notes to Consolidated Financial Statements for further financial information on our three reportable segments. For a discussion of the risks associated with our operations in the U.S., U.K. and Brazil, please see Part I, “Item 1A. Risk Factors.” The following table sets forth the regions and geographic markets in which we operate, the percentage of new vehicle retail units sold in each region in 2018 and the number of dealerships and franchises in each region:

Region	Geographic Market	Percentage of Our New Vehicle Retail Units Sold During the Year Ended December 31, 2018	As of December 31, 2018
			Number of Dealerships	Number of Franchises
United States	Texas	36.4%	56	74
	Oklahoma	6.3	13	20
	California	6.2	5	9
	Massachusetts	4.9	5	5
	Georgia	4.5	7	9
	Florida	2.7	4	4
	Louisiana	2.1	5	7
	New Hampshire	1.8	3	3
	South Carolina	1.6	3	3
	New Jersey	1.6	4	4
	Kansas	1.4	4	4
	Mississippi	1.2	3	3
	Alabama	0.7	2	2
	Maryland	0.5	2	2
	New Mexico	0.2	2	3
		72.1	118	152
International	United Kingdom	22.7	47	63
	Brazil	5.2	18	23
Total		100.0%	183	238
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
New Vehicle Retail Sales
In 2018, we sold 170,517 new vehicles in retail transactions at our dealerships, representing 32 brands. Our retail sales of new vehicles accounted for 18.0% of our gross profit in 2018. In addition to the profit related to the transactions, a typical new vehicle retail sale or lease may create the following additional profit opportunities for our dealerships:

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
We consider brand diversity to be one of our strengths. The following table sets forth our consolidated new vehicle sales revenue by brand and number of new vehicle retail units sold in the year ended, as well as the number of franchises we owned as of December 31, 2018:

	New Vehicle Revenues	New Vehicle Unit Sales	% of Total Units Sold	Franchises Owned
	(In thousands)
Toyota	$1,104,381	36,687	21.5%	19
BMW	744,436	15,881	9.3%	27
Ford	693,030	18,361	10.8%	18
Audi	599,885	15,402	9.0%	14
Mercedes-Benz	418,784	7,692	4.5%	12
Honda	382,597	13,796	8.1%	13
Nissan	327,929	11,085	6.5%	9
Lexus	317,914	6,345	3.7%	4
Chevrolet	254,984	6,376	3.7%	6
Volkswagen	146,640	5,572	3.3%	12
Land Rover	137,619	2,146	1.3%	8
MINI	124,866	4,653	2.7%	18
Jeep	113,189	3,132	1.8%	6
Acura	108,713	2,673	1.6%	5
GMC	108,498	2,168	1.3%	5
RAM	98,520	2,095	1.2%	6
Kia	85,318	3,468	2.0%	5
Hyundai	79,982	3,118	1.8%	5
Cadillac	67,291	1,175	0.7%	2
Subaru	66,774	2,231	1.3%	3
Jaguar	52,473	1,003	0.6%	7
Dodge	41,836	1,143	0.7%	6
Buick	21,725	624	0.4%	5
Sprinter	18,150	393	0.2%	5
Chrysler	16,955	396	0.2%	6
SEAT	12,485	1,631	1.0%	1
Lincoln	11,153	197	0.1%	3
Mazda	10,830	378	0.2%	1
SKODA	7,039	300	0.2%	2
Vauxhall	3,968	209	0.1%	—
Smart	2,246	162	0.1%	5
Volvo	1,161	25	—%	—
Total	$6,181,371	170,517	100.0%	238

Our diversity by manufacturer, based on new vehicle unit sales for the years ended December 31, 2018, 2017, and 2016, is set forth below:

	For the Years Ended December 31,
	2018	% of Total	2017	% of Total	2016	% of Total
Toyota/Lexus	43,032	25.2%	43,557	25.3%	42,922	24.9%
Volkswagen/Audi/Porsche/SEAT/SKODA	22,905	13.4	23,686	13.8	20,219	11.8
BMW/MINI	20,534	12.0	21,903	12.7	23,305	13.5
Ford/Lincoln	18,558	10.9	19,733	11.5	18,925	11.0
Honda/Acura	16,469	9.7	15,882	9.2	17,031	9.9
Nissan	11,085	6.5	12,729	7.4	12,256	7.1
Chevrolet/GMC/Buick/Cadillac	10,343	6.1	10,713	6.2	12,811	7.4
Mercedes-Benz/Smart/Sprinter	8,247	4.8	6,809	4.0	7,349	4.3
Chrysler/Dodge/Jeep/RAM	6,766	4.0	6,692	3.9	6,801	4.0
Hyundai/Kia	6,586	3.9	6,799	3.9	7,256	4.2
Jaguar/Land Rover	3,149	1.9	1,692	0.9	798	0.5
Other	2,843	1.6	2,005	1.2	2,380	1.4
Total	170,517	100.0%	172,200	100.0%	172,053	100.0%
Our new vehicle unit sales mix was affected by, among other things, our acquisitions and dispositions during 2018, 2017 and 2016.
Some new vehicles we sell are purchased by customers under lease or lease-type financing arrangements with third-party lenders. New vehicle leases generally have shorter terms, bringing the customer back to the vehicle market, and our dealerships specifically, sooner than if the vehicle purchase was debt financed. In addition, lease or lease-type customer financing arrangements provide our dealerships with a steady supply of late-model, off-lease vehicles to be sold as used vehicles. Generally, leased vehicles remain under factory warranty, allowing the opportunity for our dealerships to provide maintenance and repair services for the contract term. However, the penetration rate for other finance and insurance product sales on leases and lease-type customer financing arrangements tends to be less than in other financing arrangements (such as debt financed vehicles). We do not guarantee residual values on lease transactions. Lease vehicle unit sales represented 14.6%, 14.6% and 16.7% of our total new vehicle retail unit sales for the years ended December 31, 2018, 2017 and 2016, respectively.
Used Vehicle Sales, Retail and Wholesale
We sell used vehicles at each of our franchised dealerships. In 2018, we sold 147,999 used vehicles at our dealerships, and sold 53,887 used vehicles in wholesale markets. Our retail sales of used vehicles accounted for 10.9% of our gross profit in 2018. Used vehicles sold at retail typically generate higher gross margins on a percentage basis than new vehicles primarily because of their relatively limited comparability, which is dependent on a vehicle’s age, mileage and condition, among other things.
Valuations of used vehicles vary based on supply and demand factors, the level of new vehicle incentives, and the availability of retail financing and general economic conditions. Profit from the sale of used vehicles depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices and to effectively manage that inventory. Our new vehicle operations generally provide our used vehicle operations with a large supply of high-quality trade-ins and off-lease vehicles, and are the best source of high-quality used vehicles. Our dealerships supplement their used vehicle inventory with purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers. We continue to utilize used vehicle management software tools with the goal to enhance the management of used vehicle inventory, focusing on the more profitable retail used vehicle business and reducing our wholesale used vehicle business. This internet-based software tool is an integral part of our used vehicle process, enabling our managers to make used vehicle inventory decisions based on real time market valuation data. It also allows us to leverage our size and local market presence by expanding the pool from which used vehicles can be sold within a given market or region within the U.S., effectively broadening the demand for our used vehicle inventory. Further, this software supports increased oversight of our assets in inventory, allowing us to better control our exposure to declines in used vehicle market valuations, the values of which typically decrease over time.
In addition to active management of the quality and age of our used vehicle inventory, we are focused on increasing the total lifecycle profitability of our used vehicle operations by participating in manufacturer certification programs where available. Manufacturer certified pre-owned (“CPO”) vehicles offer customers the opportunity to purchase a used vehicle that has passed a rigorous array of manufacturer-defined tests, and are eligible for manufacturer support, such as subsidized finance rates, the extension of manufacturer’s service warranty and other benefits. With the extended service warranty, the sale of CPO vehicles tends to generate better ongoing customer loyalty for maintenance and repair services at the selling dealership. CPO vehicles typically cost more to recondition, but sell at a premium compared to other used vehicles and are available only from franchised new vehicle dealerships. Our CPO vehicle sales represented 40.2% of total used retail sales in 2018.
In the first quarter of 2018 in the U.S., we launched a new sales program called “Val-U-Line®,” a strategic used vehicle initiative that targets a growing customer niche and enables the Company to retail lower cost, higher mileage units that would have otherwise been sent to the auction. Val-U-Line® leverages our operational discipline and existing assets to create standardized used vehicle policies, merchandising, and pricing options. Given our scale, internal on-line buying center, revamped internal auction capability, and new transportation infrastructure, the Val-U-Line® segment has provided incremental retail volume and represents approximately 10.3% of our U.S. retail used car business. As part of this initiative, the Company has revamped its compensation structure for used vehicle commissions, and has added a used car director and functional support team at the corporate level. We continue to believe that concentrating on the sale of used vehicles at our existing dealerships and utilizing state-of-the-art on-line digital marketing methods to enhance the sale of used cars is a better capital investment as opposed to the costs associated with opening free-standing used car facilities unrelated to a new car dealership location.
Parts and Service Sales
We sell replacement parts and provide both warranty and non-warranty (i.e., customer-pay) maintenance and repair services at each of our franchised dealerships, as well as provide collision repair services at the 47 collision centers that we operate. We also sell parts to wholesale customers. Our parts and service business accounted for 44.0% of our gross profit in 2018. Customer-pay maintenance and repair services, warranty maintenance and repair services, wholesale parts sales and collision repair services accounted for 45.6%, 20.7%, 20.6% and 13.1%, respectively, of the revenues from our parts and service business in 2018. Our parts and service departments also perform used vehicle reconditioning and new vehicle enhancement services in support of our new and used retail vehicle operations for which they realize a profit. However, the revenue for that internal work is eliminated from our parts and service revenue in the consolidation of our financial statements.
The automotive maintenance and repair industry is highly fragmented, with a significant number of independent maintenance and repair facilities in addition to those of the franchised dealerships. We believe, however, that the increasing complexity of new vehicles, especially in the area of electronics and technological advancements, is making it difficult for many independent repair shops to retain the expertise necessary to perform major or technical repairs. We have made investments in recruiting, training, and retaining qualified technicians and advisors to work in our service and repair facilities. And, we have made investments in state of the art diagnostic and repair equipment to be utilized by these technicians.
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
Our strategy to capture an increasing share of the available parts and service business and enhance profitability includes the following elements:

•
Invest in the Recruiting, Training and Retaining of Qualified Service Professionals. We are developing and implementing programs designed to more effectively identify and recruit service professionals, onboard and train these service professionals and improve our retention of these service professionals. We believe such efforts will improve customer satisfaction, reduce costs and allow us to grow our parts and service business.

•
Focus on Customer Relationships; Emphasize Preventative Maintenance. Our dealerships seek to retain customers of our new and used vehicles as ongoing clients of our parts and service departments. To accomplish this goal, we use computer systems that track the vehicle owners’ maintenance records and provide advance notice to them when their vehicles are due for periodic service. Our use of computer-based customer relationship management tools increases the reach and effectiveness of our marketing efforts, allowing us to target our promotional offerings to areas in which service capacity is under-utilized or profit margins are greatest. We continue to train our service professionals to establish relationships with their service clients to promote a long-term business relationship. And, we are focused on enhancing access to our service facilities by providing patrons with readily-accessible means to schedule service appointments. We believe our parts and service activities are an integral part of the customer service experience, allowing us to maintain ongoing relationships with our dealerships’ clients and, thereby, deepening customer loyalty to the dealership as a whole.

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

Finance and Insurance Sales
Revenues from our finance and insurance operations consist primarily of fees for arranging financing and selling vehicle service and insurance contracts in connection with the retail purchase of a new or used vehicle. Our finance and insurance business accounted for 27.1% of our gross profit in 2018. We offer a wide variety of third-party finance, vehicle service and insurance products in a convenient manner and at competitive prices. To increase transparency to our customers, we offer all of our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.
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
The products our dealerships offer are generally underwritten and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Under our arrangements with the providers of these products, we either sell these products on a straight commission basis, or we sell the product, recognize commission and participate in future underwriting profit, if any, pursuant to a retrospective commission arrangement. We do not retain the risk of loss for claims made under these contracts. However, the commissions that we earn may be subject to chargeback, in full or in part, if the contract is terminated prior to its scheduled maturity.
Our strategy to improve the customer experience and enhance profitability of our finance and insurance operations includes the following elements:

•
Continue to enhance our product offerings. We are constantly evaluating the mix of insurance products that we offer our customers to ensure that their needs are met. In addition, we regularly work with our current and prospective insurance product providers to assess new product offerings and match them with changing markets and customer demand. Further, we routinely consider our relationships with finance company and insurance product providers, as well as our marketing and other strategies to expand the accessibility and affordability of our product offerings to more of our clients.

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
New and Used Vehicle Inventory Financing
See Note 12, “Credit Facilities” within our Notes to Consolidated Financial Statements, for a detailed description of our new and used vehicle inventory financing arrangements.
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
and/or

•
capitalize on economies of scale and cost savings opportunities in our existing markets in areas such as used vehicle sourcing, advertising, purchasing, data processing, personnel utilization, and the cost of floorplan financing, thereby, increasing operating efficiency.

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
Recent Acquisitions. In 2018, we acquired 5 dealerships in the U.K., inclusive of 8 franchises, added one franchise and opened one additional dealership for one awarded franchise. The Company also acquired four dealerships in the U.S., inclusive of four franchises and opened one additional dealership, representing one additional franchise. In addition, the Company acquired one dealership in Brazil, inclusive of one franchise, and opened one dealership, inclusive of one franchise. The expected aggregate annualized revenues, estimated at the time of acquisition, for these acquisitions, were $615.0 million.
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
While it is our desire to only acquire profitable, well-established dealerships, we have, at times, acquired dealerships that do not fit our acquisition strategy in connection with the acquisition of a larger dealership group. We acquire such dealerships with the understanding that we may need to divest some or all of them at some future time. The costs associated with such potential divestitures are included in our analysis of whether we acquire all dealerships in the same acquisition. Additionally, we may acquire a dealership whose profitability is marginal, but which we believe can be increased through various factors, such as: (a) change in management, (b) expansion or improvement in facility operations, (c) relocation of facility based on demographic changes, (d) reduction in costs, and/or (e) sales training. If, after a period of time, a dealership’s profitability does not positively respond, we will seek to sell the dealership to a third party, or, in a rare case, surrender the franchise back to the manufacturer. In conjunction with the disposition of certain of our dealerships, we may also dispose of the associated real estate. Management constantly monitors the performance of all of our dealerships, and routinely assesses the need for divestiture. In connection with divestitures, we are sometimes required to incur additional charges associated with lease terminations or the impairment of long-lived and/or intangible, indefinite-lived assets. We continue to rationalize our dealership portfolio and focus on increasing the overall profitability of our operations.
Recent Dispositions. During 2018, we disposed of two dealerships in the U.S., representing three franchises, terminated one additional franchise in the U.S., disposed of one dealership in the U.K., representing one franchise, and terminated one additional franchise in the U.K. These dispositions represented aggregate annual revenues of approximately $195.0 million.
Competition
We operate in a highly competitive industry. In each of our markets, consumers have a number of choices when deciding where to purchase a new or used vehicle and how the purchase will be financed. Consumers also have options for the purchase of related parts and accessories, as well as the maintenance and repair of vehicles. In the U.S., according to the National Automobile Dealers Association, there were approximately 16,802 franchised automobile dealerships as of January 1, 2018, which was up from 16,708 as of January 1, 2017. In the U.K., according to the National Franchised Dealers Association, there were approximately 4,240 franchised dealerships as of January 1, 2018, which was up from 4,184 as of January 1, 2017. In Brazil, according to The National Association of Automobile Manufacturers, there were approximately 4,287 franchised automobile dealerships as of January 1, 2018, which was down from 4,393 as of January 1, 2017.
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
Parts, Service and Collision Businesses. We believe the principal competitive factors in the parts and service business are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer’s brands and models, accessibility and convenience for potential customers, access to and use of technology required for certain repairs and services (e.g., software patches, diagnostic equipment, etc.), location, price, the competence of technicians, and the availability of training programs to enhance such expertise. In the parts and service market, our dealerships compete with other franchised dealers to perform warranty maintenance and repairs, conduct manufacturer recall services and sell factory replacement parts. Our dealerships also compete with other automobile dealers, franchised and independent service center chains, and independent repair shops for non-warranty repair and maintenance business. In addition, our dealerships sell replacement and aftermarket parts both locally and nationally over the internet in competition with franchised and independent retail and wholesale parts outlets. A number of regional or national chains offer selected parts and services at prices that may be lower than ours. Our collision centers compete with other large, multi-location companies, as well as local, independent, collision service operations.
Finance and Insurance. We believe the principal competitive factors in the finance and insurance business are convenience, interest rates, product availability and affordability, product knowledge and flexibility in contract length. We face competition in arranging financing for our customers’ vehicle purchases from a broad range of financial institutions. Many financial institutions now offer finance and insurance products over the internet, which may reduce our profits from the sale of these products.
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
Our dealerships’ franchise agreements are for various terms, ranging from one year to indefinite. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including unapproved changes of ownership or management and performance deficiencies in such areas as sales volume, sales effectiveness, and customer satisfaction. In most cases, manufacturers have renewed the franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. From time to time, certain manufacturers may assert sales and customer satisfaction performance requirements under the terms of our framework or franchise agreements. We work with these manufacturers to address any performance issues. Failure to meet such requirements could limit our ability to acquire future dealerships of such manufacturers.
In general, the U.S. jurisdictions in which we operate have automotive dealership franchise laws, providing that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of dealer laws. If dealer laws are repealed in the states in which we operate in the U.S., manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or showing of good cause. Without the protection of dealer laws, it may also be more difficult for our dealers to renew their franchise agreements upon expiration. Further, U.S. federal law, including any federal bankruptcy law, may preempt U.S. state law and allow manufacturers greater freedom to terminate or not renew franchises.
The U.K. generally does not have automotive dealership franchise laws and, as a result, our U.K. dealerships operate without these types of specific protections. However, similar protections may be available as a matter of general U.K. contractual law. In addition, our U.K. dealerships are subject to European Union (“EU”) and U.K. antitrust rules prohibiting certain restrictions on the sale of new vehicles and spare parts and on the provision of repairs and maintenance across the EU. For example, authorized dealers are generally able to, subject to manufacturer facility requirements, relocate or add additional facilities throughout the EU, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on cross supplies (including on transfers of dealerships) between existing authorized dealers within the EU. However, certain restrictions on dealerships may be permissible, provided the conditions set out in the relevant EU Block Exemption Regulations are met. On June 23, 2016, the British citizens voted on a referendum in favor of exiting the EU (commonly referred to as “Brexit”). Currently, representatives of both the U.K. and the EU are negotiating an agreement to set both the terms and conditions for the U.K.’s departure from the EU. Any such agreement must be approved by the British Parliament. To date, the British Parliament has not approved an agreement for the U.K. to exit from the EU. The inability of the U.K. and EU to reach such agreement, has created uncertainty in the regulatory environment in the U.K. There has been no clear indication of how and when Brexit will occur or how it will ultimately impact our business operations.

The sale of vehicles in Brazil is regulated by federal law, commonly referred to in Brazil as the Ferrari Law. Such law sets forth the terms and conditions of distribution agreements executed among manufacturers and dealerships, specifically with regard to the distribution of cars, trucks, buses, tractors, motorbikes and similar vehicles. In addition, the Ferrari Law establishes the geographical area of a dealership, termination of distribution agreements and their consequences, among other things. Any contractual provision that conflicts with the Ferrari Law is considered void in Brazil. The distribution agreements contemplate the commercialization of vehicles and components fabricated by the manufacturer, the rendering of technical assistance relating to such products and the usage by the dealerships of the manufacturers’ brand. According to the Ferrari Law, distribution agreements may be executed for either a determined or an undetermined term. In the case of a distribution agreement executed for a determined term, its initial term may not be less than 5 years. At the end of this initial 5 year term, such distribution agreement will be automatically converted into an undetermined term distribution agreement, unless any of the parties thereto expressly waives such right with 180 days prior notice. In the case of an early termination of a distribution agreement other than as a result of a persistent breach or force majeure, the Ferrari law entitles the non-breaching party to, among other things, certain termination payments.
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
The following table sets forth the percentage of our new vehicle retail unit sales attributable to our top five manufacturers in terms of percent of new vehicle retail units sold:

Manufacturer	Percentage of New Vehicle Retail Units Sold during the Year Ended December 31, 2018
Toyota	25.2%
Volkswagen	13.4%
BMW	12.0%
Ford	10.9%
Honda	9.7%
Governmental Regulations
Automotive and Other Laws and Regulations
We operate in a highly regulated industry. A number of U.S. state and federal laws and regulations affect our business and the business of our manufacturers. Similar laws and regulations affect our business operations in the U.K. and Brazil, including EU Block Exemption Regulations in the U.K. and the Ferrari Law in Brazil. In every state in which we operate in the U.S., we must obtain various licenses in order to conduct our businesses, including dealer sales, finance and insurance licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operations, financing, insurance, advertising and employment practices. These laws and regulations include franchise laws and regulations, consumer protection laws, and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include U.S. federal and state wage-hour, anti-discrimination and other employment practices laws.
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
Environmental and Occupational Health and Safety Laws and Regulations
Our operations in the United States as well as the United Kingdom and Brazil involve the use, handling and storage of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires, and fuel. We contract for recycling and/or disposal of used fluids, filters and other waste materials generated by our operations. In the United States, our business is subject to numerous laws and regulations governing management and disposal of materials and wastes, protection of the environment and occupational health and safety. These laws and regulations affect many aspects of our operations, such as requiring the acquisition of permits or other governmental approvals to conduct regulated activities, restricting the manner in which we handle, recycle and dispose of our wastes, requiring capital and operating expenditures to construct, maintain and upgrade pollution control and containment equipment and facilities, imposing specific health and safety criteria addressing worker protection, and imposing substantial liabilities for pollution caused by our operations or attributable to former operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, imposition of investigatory, remedial and corrective action obligations or incurrence of capital expenditures, restrictions, delays or cancellations in permitting or in the performance of projects, and issuance of injunctions delaying, restricting or prohibiting some or all of our operations in affected areas. We may not be able to recover some or any of these costs from insurance.
Most of our dealerships utilize above-ground storage tanks, primarily for storing and dispensing petroleum-based products, and above-ground lifts used to raise vehicles. To a lesser extent, our dealerships use underground storage tanks and in-ground lifts. Storage tanks in the United States are subject to testing, containment, upgrading and removal requirements under the federal Resource Conservation and Recovery Act, or RCRA, and its state law counterparts. Similarly, below ground lifts may contain fluid reservoirs that may leak. RCRA imposes requirements relating to the handling and disposal of hazardous and non-hazardous wastes and requires us to comply with stringent and costly requirements in connection with our storage and recycling or disposal of the various used fluids, paints, batteries, tires, and fuels generated by our operations. Clean-up or other remedial action may be necessary in the event of leaks or other unauthorized discharges from storage tanks or other equipment operated by us. In addition, water quality protection programs under the Federal Water Pollution Control Act (commonly known as the Clean Water Act) and comparable state and local programs in the United States govern certain wastewater and storm water discharges from our operations, which discharges may require permitting. Similarly, certain sources of air emissions from our operations including, for example, paint booths, may be subject to permitting, monitoring and reporting requirements, pursuant to the federal Clean Air Act and related state and local laws. Certain health and safety standards imposed under the federal Occupational Safety and Health Act or otherwise promulgated by the Occupational Safety and Health Administration of the U.S. Department of Labor and related state agencies are also applicable to protection of the health and safety of our employees.
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
Vehicle manufacturers in the United States are subject to regulations adopted in 2012 by the U.S. Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) that establish greenhouse gas (“GHG”) emissions and corporate average fuel economy (“CAFE”) standards applicable to light-duty vehicles for model years 2017 through 2021. In August 2018, the Department of Transportation (“DOT”) and EPA under the Trump administration proposed the Safer Affordable Fuel-Efficient (“SAFE”) Vehicles Rule. SAFE, if enacted into law, would amend existing CAFE and tailpipe carbon dioxide emissions standards for passenger cars and light-duty trucks and establish new standards covering model years 2021 through 2026. The proposal would retain the model year 2020 standards for both programs through model year 2026.
Legal controls similar to those used in the United States and relating to the management and disposal of materials and wastes, as well as protection of the environment exist in the United Kingdom and Brazil, where we also conduct operations. These legal controls as implemented and enforced in the United Kingdom and Brazil also affect many aspects of our operations in those countries. For example, with regards to the Paris Agreement, the United Kingdom and Brazil each signed that agreement in April 2016. We may incur significant capital expenditures, operational costs and risks of liability and sanction as we seek to comply with those foreign-country environmental legal requirements.
In 2018, our supply of some brands of new vehicles in the U.K. experienced significant shortages caused by the introduction of the new Worldwide Harmonised Light Vehicle Test Procedure (“WLTP”) legislation. The WLTP is a global harmonized standard for determining the levels of pollutants and CO2 emissions, fuel or energy consumption, and electric range from light-duty vehicles (passenger cars and light commercial vans). The tests have been developed by the United Nations Economic Commission for Europe (“UN-ECE”) Working Party on Pollution and Energy (“GRPE”). The WLTP replaces the New European Driving Cycle (“NEDC”) procedure for type approval testing of light-duty vehicles.
For further discussion, please see “Item 1A. Risk Factors”.
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
For further discussion, please see Note 8, “Income Taxes” within our Notes to Consolidated Financial Statements.
Insurance and Bonding
Our operations expose us to the risk of various liabilities, including:

•	claims by employees, customers or other third parties for personal injury or property damage resulting from our operations;

•	weather events, such as hail, tornadoes and hurricanes; and

•	potential fines and civil and criminal penalties resulting from alleged violations of federal and state laws or regulatory requirements.
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
Employees
We believe our relationship with our employees is favorable. As of December 31, 2018, we employed 14,570 (full-time, part-time and temporary) people in the U.S., U.K. and Brazil, of whom:

•	1,796 were employed in managerial positions;

•	3,658 were employed in non-managerial vehicle sales department positions;

•	6,848 were employed in non-managerial parts and service department positions; and

•	2,268 were employed in administrative support positions.
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
For further discussion, please read “Item 1A. Risk Factors”.
Internet Website and Availability of Public Filings
Our internet address is www.group1auto.com. We make the following information available free of charge on our internet website:

•	Annual Report on Form 10-K;

•	Quarterly Reports on Form 10-Q;

•	Current Reports on Form 8-K;

•	Amendments to the reports filed or furnished electronically with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act;

•	Our Corporate Governance Guidelines;

•	The charters for our Audit, Compensation, Finance/Risk Management and Nominating/Governance Committees;

•	Our Code of Conduct for Directors, Officers and Employees (“Code of Conduct”); and

•	Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Controller (“Code of Ethics”).

Within the time period required by the SEC and the NYSE, as applicable, we will post on our website any modifications to the Code of Conduct and Code of Ethics and any waivers applicable to senior officers as defined in the Code of Conduct or Code of Ethics, as applicable, as required by the Sarbanes-Oxley Act of 2002. We make our filings with the SEC available on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC also maintains an internet website at http://sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file and furnish electronically with the SEC.
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
In addition, local economic, competitive and other conditions affect the performance of our dealerships. Our results of operations depend substantially on general economic conditions and spending habits in those regions of the U.S. where we maintain most of our operations. Since a large concentration of our new vehicle sales are in the states of Texas and Oklahoma for the year ended December 31, 2018 which are dependent upon the oil and gas industry, declines in commodity prices have had and future declines could have an adverse effect on our business and results of operations in those regions.
We are subject to a concentration of risk in the event of financial distress, merger, sale or bankruptcy, including potential liquidation of, or other adverse economic impacts on, certain major vehicle manufacturers.
Toyota, Nissan, Honda, Ford, BMW, Volkswagen, Hyundai, Daimler, FCA US (formerly Chrysler), Jaguar/Land Rover, and General Motors dealerships represented approximately 100.0% of our total new vehicle retail units sold in 2018. In particular, sales of Toyota/Lexus new vehicles represented 25.2% of our new vehicle unit sales in 2018. The success of our dealerships is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our dealerships an attractive, high quality, and desirable product mix at the right time in order to satisfy customer demand. Second, manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, incentives, floorplan assistance and advertising assistance. A discontinuation or change in our manufacturers’ warranty and incentive programs could adversely affect our business. Third, manufacturers provide product warranties and, in some cases, service contracts to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts and we bill the manufacturer directly as opposed to invoicing the customer. In addition, we rely on manufacturers to varying extents for original equipment manufactured replacement parts, training, product brochures and point of sale materials, and other items for our dealerships. Fourth, manufacturers generally offer various financing programs and incentives for our new and used vehicle customers.
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
A manufacturer may also limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. For example, in the U.S., we may acquire only six primary Lexus dealerships or six outlets nationally. As of December 31, 2018, we owned three primary Lexus dealerships.
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
A number of U.S. state and federal laws and regulations applicable to automotive companies affect our business. Similar laws and regulations affect our business operations in the U.K. and Brazil. We are also subject to laws and regulations relating to business corporations generally. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory remedial obligations or the issuance of injunctions limiting or prohibiting our operations. In every jurisdiction in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales, finance and insurance-related licenses issued by government authorities. These laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices. Other laws and regulations include state franchise laws and regulations in the U.S., anti-trust laws and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as U.S. federal and state wage-hour, anti-discrimination and other employment practices laws. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of U.S. franchise laws. If U.S. franchise laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or showing of good cause. Without the protection of U.S. franchise laws, it may also be more difficult for us to renew our franchise agreements upon expiration. Further, U.S. federal law, including any federal bankruptcy law, may preempt state law in the U.S. and allow manufacturers greater freedom to terminate or not renew franchises. Furthermore, some states have initiated consumer “bill of rights” statutes which involve increases in our costs associated with the sale of vehicles, or decreases in some of our profit centers.
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
In addition, the Dodd-Frank Act established federal oversight and regulation of derivative markets and entities, such as us, that participate in those markets. The Dodd-Frank Act requires the Commodity Futures Trading Commission (“CFTC”) and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.
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
The full impact of the Dodd-Frank Act and related regulatory requirements upon our business will not be known until the regulations are implemented and the market for derivative contracts has adjusted. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, or reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on our financial condition, results of operations and cash available for distributions to our shareholders.
Currently, representatives of both the U.K. and the EU are negotiating an agreement to set forth the terms and conditions for the U.K.’s departure from the EU, following the U.K.’s June 23, 2016 majority vote in favor of Brexit. Any such agreement must be approved by the British Parliament. To date, the British Parliament has not approved an agreement for the U.K. to exit from the EU. The inability of the U.K. and EU to reach such agreement has created uncertainty in the regulatory environment in the U.K. There has been no clear indication of how and when Brexit will occur or how it will ultimately affect the regulatory environment, tariffs, imports, foreign trade, the U.K. economy and, ultimately, our U.K. business operations. But, if legislation related to Brexit results in a material reduction of sales in our U.K. dealerships, such events could have a material adverse effect on our revenues and business operations.
On April 14, 2016, the EU Parliament approved the General Data Protection Regulation (“GDPR”), which organizations were required to comply with by May 25, 2018. GDPR regulations replaced the UK Data Protection Act of 1998 for organizations doing business in the UK. The GDPR applies in all EU member states from May 25, 2018. The GDPR was designed to align data privacy laws across Europe, protect all EU citizens’ data by restricting third parties uses of such data without such individual’s permission, and change the way organizations approach the protection of data and preserving citizen’s privacy. Unlike previous EU data privacy regulations, the GDPR applies to all organizations storing or processing the data of EU citizens, regardless of the location of the company. It provides for strict rules and requirements for EU and non-EU organizations, including requiring organizations to report data breaches within 72 hours and to conduct impact assessments to identify vulnerabilities. Moreover, the GDPR applies a tiered penalty approach, which provides for heavy fines. If an organization seriously infringes the GDPR, the organization can be fined up to 4% of annual global turnover or 20 million euros, whichever is greater. Any future failure by us to comply with the GDPR could have a material adverse effect on our business, results of operations or financial condition.
Our U.K. finance operations also arrange for the sale of various contracts for products and services in connection with the sale of new and used vehicles. Those activities in the U.K. are regulated by the Financial Conduct Authority (“FCA”). The FCA is an independent watchdog that regulates financial services of our dealerships. The FCA was created in the wake of the financial crisis as a result of passage of the Financial Services Act of 2012 (the “FSA Act”). The FSA Act sets out a system for regulating financial services in order to protect and improve the U.K.’s economy. Its purpose was to make sure markets work well by confirming that financial services maintain and ensure the integrity of the markets, regulate financial services firms so that they give consumers a fair deal and ensure the financial services market is competitive.
The Patient Protection and Affordable Care Act, signed into law in the U.S. on March 23, 2010, has and may continue to increase our annual employee health care costs that we fund. We cannot predict the extent of the effect that this statute, or any future state or federal healthcare legislation or regulation, will have on us. However, any additional expansion in government’s role in the U.S. healthcare industry could result in significant long-term costs to us, which could in turn adversely affect our business, results of operations and financial condition.
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
See also discussion of tariffs, import product restrictions, and foreign trade risks that may impair our ability to sell foreign vehicles profitably under the section subtitled Tariff and Trade Risks below.
Our operations are subject to environmental laws and regulations that may expose us to significant costs and liabilities.
In the course of our operations in the United States, United Kingdom and Brazil, we generate, handle, store and recycle or dispose of various used products and wastes. These business activities are subject to stringent federal, regional, state and local laws, regulations and other controls governing the release of materials into the environment or otherwise relating to environmental protection. These laws, regulations and controls may impose numerous obligations upon our operations including the acquisition of permits to conduct regulated activities, the imposition of restrictions on where or how to manage or dispose of used products and wastes, the incurrence of capital expenditures to limit or prevent releases of such material, and the imposition of substantial liabilities for pollution resulting from our operations. Failure to comply with these laws, regulations, and permits may result in the assessment of sanctions, including administrative, civil, and criminal penalties, the imposition of investigatory remedial and corrective action obligations or increase of capital expenditures, restrictions, delays and cancellations in permitting or in the performance of projects and the issuance of injunctions limiting or preventing some or all of our operations in affected areas.
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
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations that result in more stringent and costly requirements with respect to pollution control equipment, waste management and disposal activities, or increased fuel economy and reduced vehicle emissions for light-duty vehicles could have a material adverse effect on our business, results of operation and financial condition. For instance, in the United States pursuant to a 2012 rulemaking, vehicle manufacturers are subject to federal regulations requiring GHG reduction and CAFE standards for light-duty vehicles for model years 2017 through 2025. Comparable laws and regulations apply in the U.K. and Brazil.
Under these regulations in the U.S., most manufacturers are required to modify their vehicle platforms and powertrains to achieve a fleet-wide average fuel efficiency equivalent of 44.7 miles per gallon by model year 2021. However, pursuant to the 2012 joint final rulemaking by the EPA and NHTSA, the EPA was obligated to conduct a mid-term evaluation by no later than April 1, 2018 to determine whether GHG emission standards established for the model years 2017-2025 light-duty vehicles remained appropriate. In January 2017, the EPA Administrator under the Obama Administration signed a final determination that the standards remained appropriate and no changes were necessary. After the inauguration of President Trump, the EPA announced in April 2018 its decision to withdraw the January 2017 midterm evaluation and, in August 2018, the EPA and NHTSA announced a proposed rule that would amend existing GHG and CAFE program standards for passenger cars and light trucks covering model years 2021 through 2026. More specifically, under the proposed rule, the NHTSA is proposing new CAFE standards for model years 2022 through 2026 and amending its 2021 model year CAFE standards, and the EPA is proposing to amend its carbon dioxide emissions standards for model years 2021 through 2025 in addition to establishing new standards for model year 2026. Under the proposed rule, the preferred option of the agencies is to retain the model year 2020 standards for both programs during model years 2021 through 2026, but that option was subject to public comment. Whether the proposed rule will be finalized as initially proposed or with changes to the proposed model year 2021 through 2026 standards, is uncertain at this time. Additionally, the Trump Administration has proposed to preempt the state of California’s authority to enforce more stringent vehicle GHG rules, and it remains unclear whether the Administration will continue to pursue this course of action and be successful in its efforts. The existence of uncertainty as to what GHG and CAFE program standards will be authorized for model years 2021 through 2026 as well as whether California or other states may be granted waivers under the Clean Air Act to promote more stringent requirements, which more stringent requirements may or may not be consistent with national standards imposed by the EPA and NHTSA for model years 2021 through 2026, may delay or otherwise adversely affect the ability of vehicle manufacturers to manufacture and make timely delivery of vehicles to operators in the automotive retail industry, such as ourselves, which developments could have a material adverse effect on our business, results of operations and financial condition.
Whereas the CAFE standards are designed to improve vehicle fuel economy in the United States, the GHG standards are based on determinations made by the EPA that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Congress and numerous states have from time to time considered and — in the case of some states, adopted — legislation and implementing regulations to restrict GHG emissions. These laws and regulations generally take the form of cap and trade programs, requiring large sources of GHG emissions to purchase allowances or take steps to reduce emissions to comply with the cap. Climate-change legal requirements are also being considered on an international level. For example, in December 2015, the United States joined other countries of the United Nations, at that time, in preparing an agreement requiring member countries to review and establish goals for limiting GHG emissions. This Paris Agreement was signed by the United States, the United Kingdom and Brazil in April 2016 and the agreement entered into force in November 2016. However, this agreement did not create any binding obligations for nations to limit their GHG emissions but, rather includes pledges to voluntarily limit or reduce future emissions. However, in August 2017, the U.S. State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time. As another example, the U.K. government announced in July 2017 that it would ban the sale of new petrol- and diesel-powered vehicles beginning in 2040. In addition, beginning 2020, new pollution taxes will be levied on diesel drivers who use certain congested highways. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of the GHGs on vehicles and automotive fuels in the U.S., the U.K. or Brazil could adversely affect prices of and demand for the vehicles we sell, which could adversely affect our revenues and earnings. The trend in environmental regulation is to often place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations that result in more stringent and costly requirements with respect to pollution control equipment, waste management and disposal activities, or increased fuel economy and reduced vehicle emissions for light-duty vehicles could have a material adverse effect on our business, results of operation and financial condition.
Please see “Item 1. Business — Governmental Regulations — Environmental and Occupational Health and Safety Laws and Regulations” for more information.
Final Regulations relating to and interpretations of the Tax Act may vary from our current interpretation of such legislation and could adversely affect our financial position, results of operations and cash flows.
The Tax Act is highly complex and subject to interpretation. The presentation of our financial position and results of operations is based upon our current interpretation of the provisions contained in the Tax Act and available guidance. The U.S. Treasury Department and the Internal Revenue Service are expected to issue final regulations and additional interpretive guidance with respect to the Tax Act. Any significant variance of our current interpretation of such provisions from any future interpretive guidance could adversely affect our financial position, results of operations and cash flows.
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
The internet has also become a significant part of the advertising and sales process in our industry. Customers are using the internet as part of the sales process to compare pricing for cars and related finance and insurance services, which may reduce gross profit margins for new and used cars and profits for related finance and insurance services. Some retailers offer vehicles for sale over internet websites without the benefit of having a dealership franchise, although they must currently source their vehicles from a franchised dealer. One or more companies are currently manufacturing electric vehicles for sale solely through the internet without using the traditional dealer-network, and circumventing the state franchise laws of several states in the United States. If more states where we do business eliminate or lessen their laws prohibiting retail sales by non-dealer companies, and if those companies are successful in selling their vehicles without the requirements of establishing a dealer-network, they may be able to have a competitive advantage over the traditional dealers, which could adversely affect our sales in those states. If internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, or if dealerships are able to effectively use the internet to sell outside of their markets, our business could be materially adversely affected. Our business would also be materially adversely affected to the extent that internet companies acquire dealerships or align themselves with our competitors’ dealerships.
Please see “Item 1. Business — Competition” for more discussion of competition in our industry.
A cybersecurity breach, including a breach of personally identifiable information (“PII”) about our customers or employees, could negatively affect operations and result in high costs.
There has been a substantial increase in attempts by third parties with bad intentions to steal data from numerous businesses world-wide, including our dealerships, by highly sophisticated means. If a third party is successful in obtaining such confidential information of our dealerships or our customers or disrupting our operations through high-tech security breaches and hacking methods, we could have substantial liability in connection with such security breaches. While we attempt to implement state of the art technological defenses to thwart such activities, there is no guarantee that we will be able to keep up with the ever evolving sophisticated methods of breaching security systems and continue to combat such attempts to breach our own data systems. Failure to do so could ultimately have a material adverse effect on our business operations.
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

The impairment of our goodwill, indefinite-lived intangibles and other long-lived assets has had, and could in the future have, a material adverse effect on our results of operations.
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
Performance issues at individual dealerships, as well as broader economic and retail automotive industry trends can result in changes to the assumptions in our fair value estimates. In addition, until the full effect of our business practices, scale leverage and other cost savings initiatives can be realized, the carrying value of goodwill and other intangibles associated with an acquisition are generally more subject to impairment in the years immediately following the acquisition. For example, the decline in the Brazilian economy and retail auto industry since our acquisition of the initial Brazil dealerships in March 2013 adversely impacted the results of the impairment test performed in the fourth quarter of 2015. As a result, in our fourth quarter 2015 impairment analysis, we determined that there had been material changes to the previous assumptions underlying the amount of goodwill and/or intangible assets associated with our Brazilian dealerships, and we wrote down the value of those assets, which resulted in a material non-cash impairment charge.
On June 23, 2016, the British Citizens voted on a referendum in favor of exiting the EU. The majority vote in favor of Brexit has created uncertainty in the global markets and in the regulatory environment, tariffs, imports and foreign trade in the U.K., as well as the overall EU. As of January 31, 2019, the British parliament had not yet approved legislation on the terms of the U.K.’s withdrawal from the European Union. The impact on the U.K. economy and our financial results and operations may not be known for some time, but could be adverse. In addition, automotive dealers in the U.K. rely on the legislative doctrine of "Block Exemption" to govern market representation activities of competing dealers and dealer groups. To date, there continues to be no clear indication of how such legislation may be affected by Brexit, but a change to such legislation could be adverse. If, as a result of the clarification of any of these uncertainties, the estimates, assumptions and inputs utilized in our annual impairment test for goodwill and intangible franchise rights change or fail to materialize, the resulting decline in the estimated fair market value of such assets could result in a material non-cash impairment charge. While we are not aware of any changes in circumstances that have resulted in a decline in fair value of these assets at this time, we continue to closely monitor the situation.
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
Additionally, with a potential increase in demand by consumers for electric-powered vehicles, our manufacturers will need to adapt their product plans and production capabilities accordingly to meet these demands. As more electric vehicles potentially enter the market, and more combustible engine vehicle production is reduced, our ability to adapt to such changes, particularly in regard to our ability to sell and service these units effectively, will be necessary to meet the consumer demands and support the profitability of our dealerships. Furthermore, while in the short term we do not believe there will be a significant difference in maintenance costs incurred by a vehicle owner of a combustible engine versus maintenance costs of a vehicle owner of a new electric-powered vehicle, that may not be the case as technology advancements are made in the development of electric-powered vehicles. If such maintenance costs by a consumer of an electric-powered vehicle were to substantially decrease, that could have a material adverse effect on our parts and service revenues.
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
Tariff and Trade Risks
Increased tariffs, import product restrictions, and foreign trade risks may impair our ability to sell foreign vehicles profitably. In May 2018, the Trump Administration threatened to add up to 25% tariffs on foreign vehicles or parts and instructed the U.S. Department of Commerce to begin an inquiry to determine if the importation of foreign vehicles or parts adversely impacts U.S. national security. During the third quarter of 2018, the U.S. Department of Commerce announced that the time line for implementation of tariffs on foreign vehicles will be delayed. An agreement has been drafted between Canada, Mexico and the United States to replace the current North America Free Trade Agreement, which is expected to include potential implementation or elimination of trade tariffs by and among those countries. No formalized treaty has been adopted or ratified by any of the countries’ respective governments at this time. No further announcements regarding other trade discussions pertaining to tariffs on foreign vehicles imported or exported by the United States have been made as of the date hereof. Should the U.S. Department of Commerce determine that foreign vehicles imported by one or more countries do pose such a threat or create anti-competitive markets in the United States, the Trump Administration may impose up to 25% tariffs on foreign vehicles and parts. There continues to be substantial uncertainty regarding, among other factors: (i) the ultimate outcome of the implementation and effects of trade tariffs, as well as whether “foreign” vehicles include those made by non-U.S. based manufacturers in the U.S. or parts made outside the U.S. but included in U.S. assembled vehicles; and (ii) the retaliatory response by foreign governments to such trade tariffs. The June 23, 2016 majority vote in favor of Brexit has created uncertainty in the regulatory environment in the U.K. To date, there has been no clear indication of how the Brexit vote will ultimately affect tariffs, imports and foreign trade applicable to the U.K. and, consequently, the U.K. economy and our business operations. Should import tariffs be implemented or increased, we expect the price of many new vehicles we sell to increase and foreign trade depressed, which may adversely affect our new vehicle retail sales revenues and related finance, insurance and other revenues.
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
We are subject to the FCPA, Brazil’s clean company and anti-corruption act, the U.K. anti-bribery act and similar anti-bribery and anti-corruption laws that generally prohibit companies and their personnel and intermediaries from offering, authorizing, or making improper payments to government officials for the purpose of obtaining or retaining business, or securing some improper advantage in business or engaging in conduct involving money-laundering. We do business and may do additional business in the future in countries and regions where strict compliance with anti-bribery laws may not be customary. Our personnel and intermediaries may face, directly or indirectly, corrupt demands by government officials, political parties and officials, tribal or insurgent organizations, or private entities in the countries in which we operate or may operate in the future. As a result, we face the risk that an unauthorized payment or offer of payment could be made by one of our employees or intermediaries, even if such parties are not always subject to our control or are not themselves subject to the FCPA or other anti-bribery laws to which we may be subject. Existing compliance safeguards and any future improvements may not prevent all such conduct, and it is possible that our employees and intermediaries may engage in conduct for which we might be investigated by U.S. and other authorities, and held responsible. Violations of the FCPA and other anti-bribery and other anticorruption laws (either due to our acts or our inadvertence) may result in criminal and civil sanctions and could subject us to other liabilities in the U.S. and elsewhere. Even allegations of such violations could disrupt our business and result in a material adverse effect on our business and operations.
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

•	the removal of a non-employee director from office, except for cause;

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We presently lease our corporate headquarters, which is located at 800 Gessner, Suite 500, Houston, Texas, as well as our regional headquarters in Brazil. In addition, as of December 31, 2018, we had 238 franchises situated in 183 dealership locations throughout the U.S., U.K. and Brazil. As of December 31, 2018, we leased 82 of these dealership locations and owned the remainder. We have one location in Massachusetts, one location in Alabama, one location in California, one location in

Texas and two in Brazil where we lease the land, but own the building facilities. These locations are included in the leased column of the table below.

		Dealerships
Region	Geographic Location	Owned	Leased
United States	Texas	31	26
	Oklahoma	8	5
	Georgia	6	—
	Massachusetts	4	1
	New Jersey	4	—
	Florida	4	—
	Kansas	4	—
	Mississippi	3	—
	South Carolina	3	—
	New Mexico	2	—
	Maryland	2	—
	New Hampshire	2	1
	California	—	5
	Louisiana	3	2
	Alabama	1	1
		77	41
International	United Kingdom	20	27
	Brazil	4	14
Total		101	82
We use a number of facilities to conduct our dealership operations. Each of our dealerships may include facilities for (1) new and used vehicle sales, (2) vehicle service operations, (3) retail and wholesale parts operations, (4) collision business operations, (5) storage and (6) general office use. Prior to 2005, we tried to structure our operations so as to avoid the ownership of real property. Since 2005, we have strategically increased the number of purchased properties particularly in relation to dealership acquisition activity to enhance our flexibility in managing performing and underperforming dealerships and control our costs. As a result, we own 55.2% of our dealership properties as of December 31, 2018, an increase from 53.2% as of December 31, 2017. See Note 19, “Operating Leases”, within the Notes to Consolidated Financial Statements.
Since 2005, Group 1 Realty, Inc., one of our wholly-owned subsidiaries, has typically acquired the property in connection with our U.S. dealership acquisitions and relocations and acts as the landlord for those dealership operations. On a consolidated basis for the year ended December 31, 2018, we acquired $53.8 million of real estate, of which $22.4 million was purchased in conjunction with our dealership acquisitions. With these acquisitions, the capitalized value of the real estate used in operations that we own was $1,141.5 million as of December 31, 2018. Of this capitalized value, $761.9 million was mortgaged through our real estate related borrowing arrangements. The related mortgage indebtedness outstanding as of December 31, 2018 was $420.1 million, excluding unamortized debt issuance costs of $0.6 million.
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
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “GPI.” There were 46 holders of record of our common stock as of February 1, 2019. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
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
The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the S&P 500 Index and the peer group was $100 on the last trading day of December 2013, and that all dividends were reinvested. Performance data for Group 1 Automotive, Inc., the S&P 500 Index and for the peer group is provided as of the last trading day of each of our last five fiscal years.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS
AMONG GROUP 1 AUTOMOTIVE, INC., S&P 500 INDEX AND A PEER GROUP

TOTAL RETURN BASED ON $100 INITIAL INVESTMENT & REINVESTMENT OF DIVIDENDS

Measurement Date	Group 1 Automotive, Inc.	S&P 500	Peer Group
December 2013	$100.00	$100.00	$100.00
December 2014	127.32	113.69	118.87
December 2015	108.61	115.26	114.43
December 2016	113.49	129.05	111.10
December 2017	104.82	157.22	112.72
December 2018	79.08	150.33	87.72
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands, excluding commissions) (1)
October 1 - October 25, 2018 (2)	399,872	$62.52	399,872	$18,277
October 26 - October 31, 2018	42,700	$57.53	42,700	$97,543
November 1 - November 30, 2018	580,099	$56.52	580,099	$64,753
December 1 - December 31, 2018	291,115	$51.69	291,115	$49,706
Total	1,313,786	$57.31	1,313,786
(1) In October 2018, the Board of Directors authorized an increase of the previously authorized repurchase amount that was remaining under the plan to $100.0 million. Under both the previous and updated authorizations, we repurchased 2,849,652 shares during 2018 at an average price of $63.75 per share, for a total of $181.7 million, leaving $49.7 million available for future repurchases. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors. During the three months ended December 31, 2018, 1,313,786 shares were repurchased for a total cost of $75.3 million.
(2) Shares repurchased under the Rule 10b5-1 trading plan that was effective from October 1, 2018 to October 25, 2018.

Item 6. Selected Financial Data
The following selected historical financial data as of December 31, 2018, 2017, 2016, 2015, and 2014, and for the five years in the period ended December 31, 2018, have been derived from our audited Consolidated Financial Statements. This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual report on Form 10-K.
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

	Years Ended December 31,
	2018 (4)	2017	2016	2015	2014
		(In thousands, except per share amounts)
Income Statement Data:
Revenues	$11,601,358	$11,123,721	$10,887,612	$10,632,505	$9,937,889
Cost of sales	9,876,265	9,478,212	9,292,543	9,098,533	8,489,951
Gross profit	1,725,093	1,645,509	1,595,069	1,533,972	1,447,938
Selling, general and administrative expenses	1,273,057	1,226,195	1,170,763	1,120,833	1,061,964
Depreciation and amortization expense	67,070	57,936	51,234	47,239	42,344
Asset impairments	43,883	19,506	32,838	87,562	41,520
Income from operations	341,083	341,872	340,234	278,338	302,110
Other expense:
Floorplan interest expense	(59,882)	(52,372)	(44,927)	(39,264)	(41,614)
Other interest expense, net	(75,798)	(70,497)	(67,936)	(56,903)	(49,693)
Loss on extinguishment of long-term debt	—	—	—	—	(46,403)
Income from continuing operations before income taxes	205,403	219,003	227,371	182,171	164,400
Provision for income taxes	(47,631)	(5,561)	(80,306)	(88,172)	(71,396)
Net income	$157,772	$213,442	$147,065	$93,999	$93,004

Earnings per common share:
Basic:
Net income	$7.83	$10.08	$6.67	$3.91	$3.82
Diluted:
Net income	$7.83	$10.08	$6.67	$3.90	$3.60
Dividends per share	$1.04	$0.97	$0.91	$0.83	$0.70
Weighted average common shares outstanding:
Basic	19,453	20,420	21,161	23,148	23,380
Diluted	19,461	20,425	21,170	23,152	24,885

	As of December 31,
	2018 (4)	2017	2016	2015	2014
		(Dollars in thousands)
Balance Sheet Data:
Working capital	$15,801	$130,699	$97,470	$149,102	$101,958
Inventories	1,844,059	1,763,293	1,651,815	1,737,751	1,556,705
Total assets	5,001,075	4,871,065	4,461,903	4,396,716	4,127,198
Floorplan notes payable — credit facility and other (1)	1,258,815	1,154,148	1,077,028	1,154,960	1,103,630
Floorplan notes payable — manufacturer affiliates (2)	417,824	374,683	367,161	363,571	285,156
Long-term debt, including current portion (3)	1,366,167	1,357,712	1,269,027	1,251,555	1,078,235
Stockholders’ equity	$1,095,694	$1,124,282	$930,200	$918,252	$978,010
Long-term debt to capitalization	55%	55%	58%	58%	52%
(1) Includes immediately available funds of $33.6 million, $86.5 million, $59.6 million, $110.8 million, and $39.6 million as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively, that we temporarily invest as an offset to the gross outstanding borrowings, as well as $41.1 million, $20.9 million, $4.9 million, $4.1 million, and $5.5 million as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively, of floorplan borrowings under credit facilities with financial institutions in the U.K. and Brazil.
(2) Includes immediately available funds of $0.1 million, $22.5 million, $25.5 million, $25.5 million, and $22.5 million as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively, that we temporarily invest as an offset to the gross outstanding borrowings.
(3) Includes the 5.00% Notes, 5.25% Notes, 3.00% Notes, 2.25% Notes, Acquisition Line, real estate related and other long-term debt and excludes short-term financing.
(4) ASU 2014-09, Revenue from Contracts with Customers (Topic 606), was adopted utilizing the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting policies under Topic 605, Revenue Recognition.

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
Our results, which are reported in U.S. dollars, are impacted by fluctuations in exchange rates relating to our operations in the U.K. and Brazil. For example, if the British pound sterling were to weaken against the U.S. dollar, our U.K. results of operations would translate into less U.S. dollar reported results. During the twelve months ended December 31, 2018, the British pound sterling strengthened against the U.S. dollar as the average exchange rate increased 3.5% as compared to the same period in 2017 from 0.78 to 0.75. During the twelve months ended December 31, 2018, the Brazilian real weakened against the U.S. dollar as the average exchange rate decreased 14.4% as compared to the same period in 2017 from 3.19 to 3.65. During the twelve months ended December 31, 2017, the British pound sterling weakened against the U.S. dollar as the average rate decreased 4.9%, as compared to the same period in 2016. During the twelve months ended December 31, 2017, the Brazilian real strengthened against the U.S. dollar as compared to the same period in 2016 as the average rate increased 8.5%. As such, management evaluates the Company's results of operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our underlying business and results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our current period reported results for entities reporting in currencies other than U.S. dollars using comparative period exchange rates rather than the actual exchange rates in effect during the respective periods. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP.
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
As of December 31, 2018, we owned and operated 238 franchises, representing 30 brands of automobiles, at 183 dealership locations and 47 collision centers worldwide. We own 152 franchises at 118 dealerships and 29 collision centers in the U.S., 63 franchises at 47 dealerships and 11 collision centers in the U.K., and 23 franchises at 18 dealerships and seven collision centers in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina and Texas in the U.S., in 32 towns of the U.K. and in key metropolitan markets in the states of Sao Paulo, Parana, Mato Grosso do Sul and Santa Catarina in Brazil.
Our typical acquisition strategy is to acquire large, profitable, well-established and well-managed dealerships that are leaders in their respective market areas. From January 1, 2014 through December 31, 2018, we have purchased 72 franchises with expected annual revenues, estimated at the time of acquisition, of $2.8 billion and granted ten new franchises by our manufacturer partners, with expected annual revenues, estimated at the time of acquisition, of $175.0 million. In 2018, we acquired five U.K. dealerships, inclusive of eight franchises, added one franchise and opened one additional dealership, for one awarded franchise in the U.K. The Company also acquired four dealerships in the U.S., inclusive of four franchises and opened one additional dealership, representing one additional franchise. In addition, the Company acquired one dealership in Brazil, inclusive of one franchise, and opened one dealership, inclusive of one franchise. The expected aggregate annualized revenues, estimated at the time of acquisition, for these acquisitions, were $615.0 million. We make disposition decisions based principally on the rate of return on our capital investment, the location of the dealership, our ability to leverage our cost structure, the brand, future capital investments required and existing real estate obligations. From January 1, 2014 through December 31, 2018, we disposed of or terminated 36 franchises with annual revenues of approximately $1.0 billion. Specifically, during 2018, the Company disposed of two dealerships in the U.S., representing three franchises, terminated one additional franchise in the U.S., disposed of one dealership in the U.K., representing one franchise, and terminated one additional franchise in the U.K., with aggregate annual revenues of approximately $195.0 million.
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
According to U.S. industry experts, the annual new light vehicle unit sales for 2018 increased 0.2%, to 17.3 million units as compared to the same period a year ago. The U.K. economy represents the fifth largest economy in the world. Vehicle registrations in the U.K. decreased 6.8% to 2.4 million during 2018 as compared to the same period in 2017. The U.K. industry's new vehicle sales have experienced more volatility than normal following the Brexit vote in 2016. The announcement of Brexit caused significant exchange rate fluctuations that resulted in the weakening of the British pound sterling, in which we conduct business in the U.K., against the U.S. dollar and other global currencies. The weakening of the British pound sterling since the initial Brexit vote has and may continue to adversely affect our results of operations, as well as have a negative impact on the pricing and affordability of the vehicles in the U.K. Volatility in exchange rates is expected to continue in the short term, at least until there is a clear path forward in response to Brexit.
The Brazilian economy represents the eighth largest economy in the world. The Brazilian economy has been in an extended recession, but is starting to show some early signs of recovery. During 2018, new vehicle registrations in Brazil increased 18.2%, to 2.6 million units as compared to the same period in 2017. We expect macro-economic conditions to continue to improve in Brazil. Longer term, we expect sustained improvements in industry sales volumes and are utilizing a strategy of aligning with growing brands, in order to most effectively capitalize on that industry growth.

Key Performance Indicators
On a consolidated basis for the year ended December 31, 2018, our total revenues increased 4.3% from 2017 to $11.6 billion and gross profit improved 4.8% to $1.7 billion. For the years ended December 31, 2017 and 2016, total revenues were $11.1 billion and $10.9 billion, respectively. For the years ended December 31, 2017 and 2016, gross profits were $1.6 billion and $1.6 billion, respectively. We generated net income of $157.8 million, or $7.83 per diluted common share, for the year ended December 31, 2018, compared to $213.4 million, or $10.08 per diluted share, for the year ended December 31, 2017 and $147.1 million, or $6.67 per diluted share, for the year ended December 31, 2016. In addition, the following table highlights additional key performance indicators we use to manage our business:
Consolidated Statistical Data

	For the Years Ended December 31,
	2018	2017	2016
Unit Sales
Retail Sales
New Vehicle	170,517	172,200	172,053
Used Vehicle	147,999	129,933	129,131
Total Retail Sales	318,516	302,133	301,184
Wholesale Sales	53,887	57,144	57,339
Total Vehicle Sales	372,403	359,277	358,523
Gross Margin
New Vehicle Retail Sales	5.0%	5.2%	5.2%
Total Used Vehicle Sales	5.3%	5.5%	5.6%
Parts and Service Sales	53.6%	53.8%	53.9%
Total Gross Margin	14.9%	14.8%	14.7%
Adjusted Total Gross Margin (1)	14.9%	14.8%	14.7%
SG&A as a % of Gross Profit	73.8%	74.5%	73.4%
Adjusted SG&A as a % of Gross Profit (1)	74.6%	73.7%	73.7%
Operating Margin	2.9%	3.1%	3.1%
Adjusted Operating Margin (1)	3.2%	3.4%	3.4%
Pretax Margin	1.8%	2.0%	2.1%
Adjusted Pretax Margin (1)	2.0%	2.3%	2.3%
Finance and Insurance Revenues per Retail Unit Sold	$1,468	$1,420	$1,397
Adjusted Finance and Insurance Revenues per Retail Unit Sold (1)	$1,464	$1,442	$1,397
(1) See “Non-GAAP Financial Measures” for more details.
In addition to the matters described above, the following factors impacted our financial condition and results of operations in 2018, 2017, and 2016:

Year Ended December 31, 2018:

•
Non-cash Asset Impairments: Due to our determination that the fair value of indefinite-lived intangible franchise rights related to certain of our franchises did not exceed their carrying value, we recorded a $38.7 million pretax non-cash impairment charge, of which $38.2 million related to intangible franchise rights in our U.S. reporting unit and $0.5 million related to intangible franchise rights in our U.K. reporting unit. In addition, primarily in conjunction with dealership disposition activity, an additional $5.1 million of non-cash asset impairments were recognized, related to real estate and other long-term assets.

•
Real Estate and Dealership Transactions: We disposed of six franchises: four in the U.S. segment and two in the U.K. segment. Primarily as a result of these dispositions, a net pre-tax gain of $25.2 million was recognized for the year ended December 31, 2018.

•
Catastrophic Events: Our results were negatively impacted by several catastrophic events. Insurance deductibles and other related expenses totaling $5.3 million were recognized as SG&A expenses primarily as a result of vehicle damages from hailstorms in the U.S. during the year.

•	Settlement: We recognized a net pre-tax loss of $5.0 million associated with legal settlements in our U.S. and Brazil segments.
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

•	OEM Settlement: We recognized a net pretax gain of $1.1 million associated with the Audi diesel emissions claims settlement, in connection with our ownership of Audi dealerships in the U.S.

•
Tax Rate Changes: We recognized a tax benefit of $73.0 million based upon the re-measurement of net deferred tax liabilities associated with the reduction in the corporate income tax rate enacted by the U.S. government, commonly referred to as the Tax Act.

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

•
OEM Settlement: We recognized a net pre-tax gain of $11.7 million associated with the Volkswagen diesel emissions claims settlement, in connection with our ownership of Volkswagen dealerships in the U.S.

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
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Polices and Estimates”, within our Notes to Consolidated Financial Statements for a discussion of those most recent pronouncements that impact us.
Critical Accounting Policies and Accounting Estimates
The accounting policies and estimates that we believe to be the most difficult, subjective and complex include those related to: revenue recognition, goodwill, intangible franchise rights, income taxes, fair value of assets acquired and liabilities assumed, derivative financial instruments and self-insured medical, property and casualty reserves. The preparation of our financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions, including those associated with the difficult, subjective and complex areas described above. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates.
For example, if any of our assumptions change, or fail to materialize, in a negative manner, the resulting decline in its estimated fair market value of intangible franchise rights could result in a material non-cash impairment charge. To illustrate, we performed two separate sensitivity analyses on its 2018 annual impairment assessment of goodwill and intangible franchise rights. If our assumptions regarding the risk-free rate and cost of debt differed such that the estimated WACC used in its 2018 assessment increased by 200 basis points, and all other assumptions remained constant, an additional $25.8 million of non-cash franchise rights impairment charges would have resulted, excluding franchises acquired since the previous annual test. This additional impairment would have consisted of $23.5 million in the U.S. and $2.3 million in the U.K. In this sensitivity scenario, all Regions passed the Step One goodwill impairment test. Our second sensitivity analysis represented a recessionary sales environment that assumes the U.S. SAAR dips to levels experienced in 2009, or a SAAR of 10.5 million units, in 2020 from a forecasted SAAR in 2019 of 16.8 million and marginally rebounds to a SAAR of 13.5 million units in 2023. The recessionary case includes similar adjustments to the forecast assumptions relative to the U.K. Region for the periods 2020 through 2022. Relative to Brazil, the recessionary case forecasted sales to be flat in 2020 and 2021 at 2.45 million units, and increase to 2.55 million units in years 2022 and 2.65 million units in 2023. In this second sensitivity analysis, an additional $42.9 million of non-cash franchise rights impairment charges would have resulted, including $40.3 million and $2.6 million for the U.S. and the U.K., respectively. In this scenario, none of the Company’s reporting units would have failed the step one impairment test for goodwill.
In addition, we receive commissions from finance and insurance providers, under the terms of its contracts with such providers, for the arrangement of vehicle financing and the sale of service and other insurance products. We may be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. A reserve for future amounts estimated to be charged back is recorded, as a reduction of Finance, insurance and other revenue, net in the accompanying Consolidated Statement of Operations, based on our historical chargeback results and the termination provisions of the applicable contracts. While chargeback results vary depending on the type of contract sold, a 10% increase in the historical chargeback experience used in determining estimates of future amounts that might be charged back would have increased the reserve at December 31, 2018 by $4.6 million.
Further, at least annually, we engage a third-party actuary to conduct a study of the exposures under the self-insured portion of our worker’s compensation and general liability insurance programs for all open policy years. In the interim, we review the estimates within the study and monitors actual experience for unusual variances. The appropriate adjustments are made to the accrual, based upon these procedures. Actuarial estimates for the portion of claims not covered by insurance are based on historical claims experience adjusted for loss trending and loss development factors. Changes in the frequency or severity of claims from historical levels could influence our reserve for claims and our financial position, results of operations and cash flows. A 10% increase in the actuarially determined estimate of aggregate future losses would have increased the reserve for these losses at December 31, 2018, by $1.9 million.
See Note 2, “Summary of Significant Accounting Policies and Estimates”, within our Notes to Consolidated Financial Statements, for further discussion of these accounting policies and estimates that are of particular importance to the portrayal of our financial position, results of operations and cash flows.
Results of Operations
The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in the comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. For example, for a dealership acquired in June 2017, the results from this dealership will appear in our Same Store comparison beginning in 2018 for the period July 2018 through December 2018, when comparing to July 2017 through December 2017 results. Depending on the periods being compared, the dealerships included in Same Store will vary. For this reason, the 2017 Same Store results that are compared to 2018 differ from those used in the comparison to 2016. Same Store results also include the activities of our corporate headquarters.
The following table summarizes our combined Same Store results for the year ended December 31, 2018 as compared to 2017 and for the year ended December 31, 2017 compared to 2016.

Total Same Store Data
(dollars in thousands, except per unit amount)

	For The Years Ended December 31,
	2018	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2017	2017	% Increase/(Decrease)	Constant Currency % Increase/(Decrease)	2016
Revenues
New vehicle retail	$5,823,673	(4.4)%	(4.3)%	$6,089,164	$5,962,549	0.2%	0.6%	$5,951,471
Used vehicle retail	2,952,738	6.8%	6.5%	2,763,994	2,680,878	(1.1)%	(0.5)%	2,709,721
Used vehicle wholesale	334,712	(15.0)%	(15.6)%	393,973	374,148	(4.6)%	(3.3)%	392,071
Parts and service	1,359,516	2.8%	2.8%	1,322,600	1,302,836	5.1%	5.3%	1,239,888
Finance, insurance and other	446,148	5.3%	5.3%	423,801	417,905	0.9%	1.2%	414,015
Total revenues	$10,916,787	(0.7)%	(0.8)%	$10,993,532	$10,738,316	0.3%	0.7%	$10,707,166
Cost of Sales
New vehicle retail	$5,528,255	(4.2)%	(4.2)%	$5,770,952	$5,650,624	0.2%	0.6%	$5,639,370
Used vehicle retail	2,778,476	7.4%	7.1%	2,587,927	2,508,555	(0.8)%	(0.2)%	2,529,927
Used vehicle wholesale	332,282	(16.2)%	(16.8)%	396,616	376,593	(4.9)%	(3.7)%	395,967
Parts and service	633,892	3.7%	3.9%	610,990	602,720	5.6%	5.8%	570,618
Total cost of sales	9,272,905	(1.0)%	(1.1)%	9,366,485	9,138,492	—%	0.5%	9,135,882
Gross profit	$1,643,882	1.0%	1.1%	$1,627,047	$1,599,824	1.8%	2.2%	$1,571,284
SG&A	$1,224,480	1.3%	1.4%	$1,209,171	$1,179,996	3.0%	3.3%	$1,146,049
Adjusted SG&A(1)	$1,216,215	1.4%	1.4%	$1,199,931	$1,170,756	2.1%	2.4%	$1,146,770
Depreciation and amortization expenses	$63,523	12.0%	11.9%	$56,729	$55,399	10.8%	11.2%	$50,010
Floorplan interest expense	$57,849	11.6%	11.5%	$51,823	$51,342	15.3%	15.7%	$44,517
Gross margin
New vehicle retail	5.1%			5.2%	5.2%			5.2%
Used vehicle	5.4%			5.5%	5.6%			5.7%
Parts and service	53.4%			53.8%	53.7%			54.0%
Total gross margin	15.1%			14.8%	14.9%			14.7%
Adjusted Total gross margin (1)	15.0%			14.9%	15.0%			14.7%
Adjusted Finance, insurance, and other, net (1)	$445,073	3.4%	3.4%	$430,351	$424,455	2.5%	2.8%	$414,015
Adjusted Total revenue (1)	$10,915,712	(0.8)%	(0.8)%	$11,000,082	$10,744,866	0.4%	0.8%	$10,707,166
Adjusted Gross profit(1)	$1,642,807	0.6%	0.6%	$1,633,597	$1,606,374	2.2%	2.6%	$1,571,284
SG&A as a % of gross profit	74.5%			74.3%	73.8%			72.9%
Adjusted SG&A as a % of gross profit(1)	74.0%			73.5%	72.9%			73.0%
Operating margin	2.9%			3.1%	3.2%			3.2%

Adjusted operating margin (1)	3.3%			3.4%	3.5%			3.5%
Finance and insurance revenues per retail unit sold	$1,493	5.3%	5.3%	$1,418	$1,443	2.6%	2.8%	$1,407
Adjusted Finance and insurance revenues per retail unit sold(1)	$1,490	3.5%	3.5%	$1,440	$1,465	4.1%	4.4%	$1,407
(1) See “Non-GAAP Financial Measures” for more details.
The discussion that follows provides explanations for the variances noted above by region (U.S., U.K. and Brazil). In addition, each table presents, by primary income statement line item, comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods, and the consolidated company for the years ended December 31, 2018, 2017, and 2016.

New Vehicle Retail Data
(Dollars in thousands, except per unit amounts)

	For The Years Ended December 31,
	2018	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2017	2017	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2016
Retail Unit Sales
Same Stores
U.S.	120,090	(4.8)%		126,205	126,247	(1.7)%		128,441
U.K.	31,777	(11.1)%		35,751	31,054	1.1%		30,719
Brazil	8,369	(0.3)%		8,390	8,198	(6.8)%		8,798
Total Same Stores	160,236	(5.9)%		170,346	165,499	(1.5)%		167,958
Transactions	10,281			1,854	6,701			4,095
Total	170,517	(1.0)%		172,200	172,200	0.1%		172,053
Retail Sales Revenues
Same Stores
U.S.	$4,577,539	(3.1)%	N/A	$4,722,200	$4,732,177	0.4%	N/A	$4,713,124
U.K.	978,873	(8.8)%	(11.9)%	1,073,144	943,182	(2.5)%	2.2%	967,424
Brazil	267,261	(9.0)%	3.6%	293,820	287,190	6.0%	(2.2)%	270,923
Total Same Stores	5,823,673	(4.4)%	(4.3)%	6,089,164	5,962,549	0.2%	0.6%	5,951,471
Transactions	357,698			68,367	194,982			94,604
Total	$6,181,371	0.4%	0.3%	$6,157,531	$6,157,531	1.8%	2.3%	$6,046,075
Gross Profit
Same Stores
U.S.	$223,295	(7.5)%	N/A	$241,341	$242,301	0.7%	N/A	$240,528
U.K.	54,607	(8.7)%	(11.4)%	59,827	52,962	(5.3)%	(0.8)%	55,921
Brazil	17,516	2.8%	18.0%	17,044	16,662	6.5%	(1.7)%	15,652
Total Same Stores	295,418	(7.2)%	(6.9)%	318,212	311,925	(0.1)%	0.3%	312,101
Transactions	15,451			3,793	10,080			4,277
Total	$310,869	(3.5)%	(3.2)%	$322,005	$322,005	1.8%	2.2%	$316,378
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,859	(2.8)%	N/A	$1,912	$1,919	2.5%	N/A	$1,873
U.K.	$1,718	2.7%	(0.3)%	$1,673	$1,705	(6.3)%	(1.9)%	$1,820
Brazil	$2,093	3.1%	18.3%	$2,031	$2,032	14.2%	5.5%	$1,779
Total Same Stores	$1,844	(1.3)%	(1.0)%	$1,868	$1,885	1.5%	1.8%	$1,858
Transactions	$1,503			$2,046	$1,504			$1,044
Total	$1,823	(2.5)%	(2.3)%	$1,870	$1,870	1.7%	2.2%	$1,839
Gross Margin
Same Stores
U.S.	4.9%			5.1%	5.1%			5.1%
U.K.	5.6%			5.6%	5.6%			5.8%
Brazil	6.6%			5.8%	5.8%			5.8%
Total Same Stores	5.1%			5.2%	5.2%			5.2%
Transactions	4.3%			5.5%	5.2%			4.5%
Total	5.0%			5.2%	5.2%			5.2%

The following table sets forth our Same Store retail unit sales volume and the percentage changes from year to year by manufacturer:
Same Store New Vehicle Unit Sales

	For The Years Ended December 31,
	2018	% Increase/ (Decrease)	2017	2017	% Increase/ (Decrease)	2016
Toyota/Scion/Lexus (1)	41,991	(3.4)%	43,468	42,949	0.2%	42,869
BMW/MINI	20,534	(6.3)	21,903	21,520	(7.1)	23,160
Volkswagen/Audi/Porsche/SEAT/SKODA	20,494	(11.6)	23,186	21,157	8.2	19,546
Ford/Lincoln	18,390	(4.9)	19,329	18,710	(1.1)	18,925
Honda/Acura	15,527	(2.2)	15,882	15,882	2.0	15,575
Nissan	10,830	(14.2)	12,624	12,045	6.6	11,302
Chevrolet/GMC/Buick/Cadillac	10,343	(3.5)	10,713	10,713	(16.4)	12,811
Chrysler/Dodge/Jeep/RAM	6,766	1.1	6,692	6,692	(1.6)	6,801
Hyundai/Kia	6,128	(9.3)	6,757	6,484	(4.8)	6,813
Mercedes-Benz/smart/Sprinter	5,277	(16.2)	6,295	6,809	(7.3)	7,349
Jaguar/Land Rover	1,985	25.6	1,580	719	(8.2)	783
Other	1,971	2.8	1,917	1,819	(10.1)	2,024
Total	160,236	(5.9)%	170,346	165,499	(1.5)%	167,958
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
Year Ended December 31, 2018 compared to 2017
In total, our Same Store new vehicle retail unit sales decreased 5.9% for the year ended December 31, 2018, as compared to the same period in 2017. The decrease was driven by decreases of 4.8%, 11.1%, and 0.3% in the U.S., U.K., and Brazil, respectively. Our Same Store U.S. new vehicle unit sales decrease was primarily driven by difficult prior year comparisons in our Houston and Beaumont markets, reflecting strong replacement demand during the tail end of 2017 following Hurricane Harvey, which damaged hundreds of thousands of vehicles in the region. The impacted Houston and Beaumont markets experienced a combined decline of 10.9% versus 2017. Further contributing to the 4.8% decrease in Same Store U.S. new vehicle unit sales was an overall decline in new vehicle retail demand in the industry compared to 2017. Our Same Store U.S. new vehicle retail unit sales, excluding Houston and Beaumont, declined 2.5% against the same prior year period, generally in line with an industry decline in retail unit sales of 2.0% for 2018. Our Same Store U.K. new vehicle unit sales decrease of 11.1% was driven by supply constraints and lingering uncertainties around Brexit. The supply constraints stemmed from delays by various OEM partners in passing the new WLTP emissions standards that became effective on September 1, 2018 that, in conjunction with the impact of Brexit uncertainty on consumer confidence, drove the 6.8% decline in total U.K. industry sales for 2018 as compared to the same period last year. Sales of our brands were disproportionately affected by the inventory constraints resulting from WLTP emissions standards testing, especially our Audi models which declined 25.3% from 2017 levels. In Brazil, as the result of ongoing economic recovery, industry sales increased 13.7%. Our brand mix did not suffer as large of declines during the recession and did not have the same rebound in 2018 as the general market. In addition, we made an operational decision to prioritize margin over volume growth. As a result, we realized a 0.3% decline in our Same Store new vehicle retail unit sales.
Our total Same Store revenues from new vehicle retail sales decreased 4.4% for the year ended December 31, 2018, as compared to the same period in 2017, driven by declines in the U.S., U.K., and Brazil, respectively. The 3.1% decrease in U.S. Same Store new vehicle revenue was primarily due to the decline in new vehicle retail units of 4.8% noted above, but was partially offset by a 1.9% increase in average retail sales price to $38,118. The increase in our U.S. Same Store average retail sales price for the year ended December 31, 2018 was primarily a result of the continuing mix shift in sales from cars to trucks. U.S. new vehicle retail truck sales represented 65.5% of total Same Store new vehicle retail units sold for the year ended December 31, 2018, as compared to 61.1% for the same period last year. Our U.K. Same Store new vehicle revenues declined 8.8% for the twelve months ended December 31, 2018 as compared to 2017, primarily explained by the decline of 11.1% in new vehicle retail unit sales in the U.K., partially offset by an increase in the average new vehicle sales price of 2.6%, which is explained by a change in exchange rates between periods. On a constant currency basis, U.K. average new vehicle sales price declined 0.9%, mostly explained by a temporary brand mix change due to supply constraints affecting relatively higher-value Audi sales. Our Brazil Same Store new vehicle revenues declined 9.0%, which was more than explained by the change in the exchange rate between periods. On a constant currency basis, our Brazil Same Store new vehicle revenues increased 3.6%, as a 3.8% increase in average retail sales price on a constant currency basis, more than offset the 0.3% decline in new vehicle retail units noted above.
Our total Same Store new vehicle gross profit decreased 7.2% for the year ended December 31, 2018, as compared to the same period in 2017, reflecting declines in the U.S. and U.K., that were partially offset by an increase in Brazil. In the U.S., Same Store new vehicle gross profit declined 7.5%, as the 4.8% decline in unit sales was compounded by a 2.8% decrease in gross profit per retail unit (PRU). The decrease in gross profit PRU was primarily driven by the impact on 2017 of temporarily inflated new vehicle gross profit PRU due to replacement demand in the aftermath of Hurricane Harvey at the end of that year. Same Store new vehicle gross profit in the U.K. decreased 8.7%, primarily explained by the decline in new vehicle retail unit sales, partially offset by a 2.7% increase in gross profit PRU. In Brazil, Same Store new vehicle gross profit rose 3.1% for the year ended December 31, 2018 compared to 2017. On a constant currency basis, Brazil same store new vehicle gross profit and gross profit PRU increased 18.0% and 18.3%, respectively, as compared to the same period in 2017, driven by our efforts to prioritize margins. Our total Same Store new vehicle gross margin declined 10 basis points to 5.1% for the year ended December 31, 2018, as compared to 5.2% for the same period in 2017. The decline was driven by the 20 basis point decrease in the U.S. to 4.9% from 5.1% for the same period a year ago.
Year Ended December 31, 2017 compared to 2016
In total, our Same Store new vehicle retail unit sales decreased 1.5% for the year ended December 31, 2017, as compared to the same period in 2016. The decrease was primarily driven by decreases of 1.7% and 6.8% in the U.S. and Brazil, respectively. The decline in our U.S. new vehicle retail unit sales was in line with the overall U.S. industry sales which decreased by 1.9% to 17.2 million units for the year ended December 31, 2017 from 17.5 million units in 2016. Our new vehicle unit sales were depressed by softness in our energy-dependent markets, such as Oklahoma and Texas. This softness was partially offset by replacement demand in our Houston and Beaumont markets following flooding from Hurricane Harvey that damaged hundreds of thousands of vehicles in the region. In addition, our U.S. new vehicle sales volume lagged the prior year as our operating team placed a heightened focus on improving new vehicle margins, resulting in lower unit sales volume. We experienced a 6.8% decline in our Same Store new vehicle retail unit sales in Brazil, which was weaker than the overall industry. This decline reflected our intentional efforts to prioritize margins over volume. Partially offsetting the declines in the U.S. and Brazil was a 1.1% increase in our U.K. Same Store new vehicle retail unit sales for the year ended December 31, 2017 compared to a year ago. This increase was despite a decline in industry sales in the U.K. of 5.7% to 2.5 million units for the year ended December 31, 2017, down from 2.7 million units in 2016. The strong performance in the U.K. compared to 2017 industry results is primarily attributable to our brand portfolio and management team.
Our total Same Store revenues from new vehicle retail sales increased 0.2% for the year ended December 31, 2017, as compared to the same period in 2016, driven by increases in the U.S. and Brazil that were partially offset by a decline in the U.K. The 0.4% increase in U.S. Same Store new vehicle revenue was primarily due to a 2.1% increase in average retail sales price to $37,483, which was partially offset by the decline in new vehicle retail units of 1.7% noted above. The increase in our U.S. Same Store average retail sales price for the year ended December 31, 2017 was primarily a result of our operating team’s focus on improving new vehicle margins noted above and a mix shift in sales from cars to trucks, which was driven by continued relatively low gas prices, as well as an increase in the demand for trucks in the hurricane impacted markets of the U.S. during the second half of 2017. U.S. new vehicle retail truck sales represented 61.0% of total Same Store new vehicle retail units sold for the year ended December 31, 2017, as compared to 56.9% for the same period last year. Our Brazil Same Store new vehicle revenues increased 6.0%, which was more than explained by the change in the exchange rate between periods. On a constant currency basis, our Brazil Same Store new vehicle revenues declined 2.2%, as a 5.0% increase in the average retail sales price was more than offset by the 6.8% decline in new vehicle retail units noted above. The increases in total Same Store new vehicle retail revenues in the U.S. and Brazil were partially offset by a 2.5% decline in our U.K. Same Store new vehicle revenues for the twelve months ended December 31, 2017 as compared to 2016. The increase of 1.1% in new vehicle retail unit sales in the U.K. was more than offset by the deterioration in the average new vehicle sales price of 3.6%. This decline is more than explained by the change in exchange rates between periods as on a constant currency basis, new vehicle revenue per retail unit increased 1.1% when compared to the same period a year ago.
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
Most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total assistance recognized in cost of sales during the twelve-month periods ended December 31, 2018, 2017, and 2016 was $47.3 million, $48.9 million, and $49.2 million, respectively. The amount of interest assistance that we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers' interest assistance programs and market interest rates in effect at the time, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, manufacturers' interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from approximately 77.1% of our quarterly floorplan interest expense in the fourth quarter of 2018 to 116.6% for the third quarter of 2016. In the U.S., manufacturer's interest assistance was 87.8% of floorplan interest expense for the year ended December 31, 2018.
We increased our new vehicle inventory levels by $84.2 million, or 7.1%, from $1,194.6 million as of December 31, 2017 to $1,278.9 million as of December 31, 2018, primarily as a result of a shift to more costly truck and SUV inventory in addition to relatively low inventory levels at the end of 2017 following strong replacement demand in the wake of Hurricane Harvey. Our consolidated days' supply of new vehicle inventory was 66 days as of December 31, 2018, which is up from 61 days on December 31, 2017.

Used Vehicle Retail Data
(Dollars in thousands, except per unit amounts)

	For The Years Ended December 31,
	2018	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2017	2017	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2016
Retail Unit Sales
Same Stores
U.S.	109,332	8.8%		100,475	100,542	(3.7)%		104,451
U.K.	25,090	4.8%		23,940	19,632	8.7%		18,062
Brazil	4,098	0.1%		4,094	3,974	3.0%		3,859
Total Same Stores	138,520	7.8%		128,509	124,148	(1.8)%		126,372
Transactions	9,479			1,424	5,785			2,759
Total	147,999	13.9%		129,933	129,933	0.6%		129,131
Retail Sales Revenues
Same Stores
U.S.	$2,255,446	5.3%	N/A	$2,141,315	$2,146,803	(3.2)%	N/A	$2,217,717
U.K.	612,307	15.0%	11.4%	532,469	447,777	6.8%	12.2%	419,455
Brazil	84,985	(5.8)%	6.9%	90,210	86,298	19.0%	9.6%	72,549
Total Same Stores	2,952,738	6.8%	6.5%	2,763,994	2,680,878	(1.1)%	(0.5)%	2,709,721
Transactions	213,332			34,992	118,108			47,992
Total	$3,166,070	13.1%	12.6%	$2,798,986	$2,798,986	1.5%	2.2%	$2,757,713
Gross Profit
Same Stores
U.S.	$138,623	(3.3)%	N/A	$143,287	$143,688	(6.6)%	N/A	$153,911
U.K.	30,387	16.6%	12.6%	26,072	22,147	3.7%	9.6%	21,350
Brazil	5,252	(21.7)%	(11.1)%	6,708	6,488	43.1%	34.6%	4,533
Total Same Stores	174,262	(1.0)%	(1.2)%	176,067	172,323	(4.2)%	(3.7)%	179,794
Transactions	11,666			1,488	5,232			2,685
Total	$185,928	4.7%	4.4%	$177,555	$177,555	(2.7)%	(2.1)%	$182,479
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,268	(11.1)%	N/A	$1,426	$1,429	(3.1)%	N/A	$1,474
U.K.	$1,211	11.2%	7.5%	$1,089	$1,128	(4.6)%	0.8%	$1,182
Brazil	$1,282	(21.7)%	(11.2)%	$1,638	$1,633	39.0%	30.7%	$1,175
Total Same Stores	$1,258	(8.2)%	(8.3)%	$1,370	$1,388	(2.5)%	(1.9)%	$1,423
Transactions	$1,231	17.8%		$1,045	$904	(7.1)%		$973
Total	$1,256	(8.1)%	(8.4)%	$1,367	$1,367	(3.3)%	(2.7)%	$1,413
Gross Margin
Same Stores
U.S.	6.1%			6.7%	6.7%			6.9%
U.K.	5.0%			4.9%	4.9%			5.1%
Brazil	6.2%			7.4%	7.5%			6.2%
Total Same Stores	5.9%			6.4%	6.4%			6.6%
Transactions	5.5%			4.3%	4.4%			5.6%
Total	5.9%			6.3%	6.3%			6.6%

Used Vehicle Wholesale Data
(Dollars in thousands, except per unit amounts)

	For The Years Ended December 31,
	2018	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2017	2017	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2016
Wholesale Unit Sales
Same Stores
U.S.	29,915	(20.0)%		37,383	37,415	(7.3)%		40,361
U.K.	17,883	0.1%		17,871	14,861	3.0%		14,428
Brazil	1,487	43.3%		1,038	997	6.7%		934
Total Same Stores	49,285	(12.4)%		56,292	53,273	(4.4)%		55,723
Transactions	4,602			852	3,871			1,616
Total	53,887	(5.7)%		57,144	57,144	(0.3)%		57,339
Wholesale Sales Revenues
Same Stores
U.S.	$173,968	(29.8)%	N/A	$247,852	$248,922	(8.7)%	N/A	$272,623
U.K.	144,303	8.1%	4.6%	133,483	113,082	(2.9)%	1.9%	116,519
Brazil	16,441	30.1%	49.8%	12,638	12,144	314.6%	287.3%	2,929
Total Same Stores	334,712	(15.0)%	(15.6)%	393,973	374,148	(4.6)%	(3.3)%	392,071
Transactions	34,863			6,197	26,022			9,792
Total	$369,575	(7.6)%	(8.5)%	$400,170	$400,170	(0.4)%	1.1%	$401,863
Gross Profit
Same Stores
U.S.	$3,747	255.4%	N/A	$(2,411)	$(2,452)	17.3%	N/A	$(2,964)
U.K.	(1,947)	(78.8)%	(75.7)%	(1,089)	(831)	25.9%	33.2%	(1,122)
Brazil	630	(26.5)%	(15.6)%	857	838	341.1%	311.2%	190
Total Same Stores	2,430	191.9%	196.8%	(2,643)	(2,445)	37.2%	37.8%	(3,896)
Transactions	(735)			(99)	(297)			(546)
Total	$1,695	161.8%	166.9%	$(2,742)	$(2,742)	38.3%	38.8%	$(4,442)
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$125	295.3%	N/A	$(64)	$(66)	9.6%	N/A	$(73)
U.K.	$(109)	(78.7)%	(75.6)%	$(61)	$(56)	28.2%	35.2%	$(78)
Brazil	$424	(48.7)%	(41.1)%	$826	$841	314.3%	285.3%	$203
Total Same Stores	$49	204.3%	210.5%	$(47)	$(46)	34.3%	34.9%	$(70)
Transactions	$(160)	(37.9)%		$(116)	$(77)	77.2%		$(338)
Total	$31	164.6%	171.0%	$(48)	$(48)	37.7%	38.5%	$(77)
Gross Margin
Same Stores
U.S.	2.2%			(1.0)%	(1.0)%			(1.1)%
U.K.	(1.3)%			(0.8)%	(0.7)%			(1.0)%
Brazil	3.8%			6.8%	6.9%			6.5%
Total Same Stores	0.7%			(0.7)%	(0.7)%			(1.0)%
Transactions	(2.1)%			(1.6)%	(1.1)%			(5.6)%
Total	0.5%			(0.7)%	(0.7)%			(1.1)%

Total Used Vehicle Data
(Dollars in thousands, except per unit amounts)

	For The Years Ended December 31,
	2018	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2017	2017	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2016
Used Vehicle Unit Sales
Same Stores
U.S.	139,247	1.0%		137,858	137,957	(4.7)%		144,812
U.K.	42,973	2.8%		41,811	34,493	6.2%		32,490
Brazil	5,585	8.8%		5,132	4,971	3.7%		4,793
Total Same Stores	187,805	1.6%		184,801	177,421	(2.6)%		182,095
Transactions	14,081			2,276	9,656			4,375
Total	201,886	7.9%		187,077	187,077	0.3%		186,470
Sales Revenues
Same Stores
U.S.	$2,429,414	1.7%	N/A	$2,389,167	$2,395,725	(3.8)%	N/A	$2,490,340
U.K.	756,610	13.6%	10.0%	665,952	560,859	4.6%	10.0%	535,974
Brazil	101,426	(1.4)%	12.2%	102,848	98,442	30.4%	20.4%	75,478
Total Same Stores	3,287,450	4.1%	3.8%	3,157,967	3,055,026	(1.5)%	(0.8)%	3,101,792
Transactions	248,195			41,189	144,130			57,784
Total	$3,535,645	10.5%	10.0%	$3,199,156	$3,199,156	1.3%	2.1%	$3,159,576
Gross Profit
Same Stores
U.S.	$142,370	1.1%	N/A	$140,876	$141,236	(6.4)%	N/A	$150,947
U.K.	28,440	13.8%	9.9%	24,983	21,316	5.4%	12.0%	20,228
Brazil	5,882	(22.2)%	(11.6)%	7,565	7,326	55.1%	45.7%	4,723
Total Same Stores	176,692	1.9%	1.8%	173,424	169,878	(3.4)%	(2.9)%	175,898
Transactions	10,931			1,389	4,935			2,139
Total	$187,623	7.3%	7.0%	$174,813	$174,813	(1.8)%	(1.2)%	$178,037
Gross Profit per Used
Vehicle Unit Sold
Same Stores
U.S.	$1,022	—%	N/A	$1,022	$1,024	(1.7)%	N/A	$1,042
U.K.	$662	10.7%	6.9%	$598	$618	(0.8)%	5.5%	$623
Brazil	$1,053	(28.6)%	(18.8)%	$1,474	$1,474	49.6%	40.5%	$985
Total Same Stores	$941	0.3%	0.2%	$938	$957	(0.9)%	(0.4)%	$966
Transactions	$776	27.2%		$610	$511	4.5%		$489
Total	$929	(0.5)%	(0.8)%	$934	$934	(2.2)%	(1.5)%	$955
Gross Margin
Same Stores
U.S.	5.9%			5.9%	5.9%			6.1%
U.K.	3.8%			3.8%	3.8%			3.8%
Brazil	5.8%			7.4%	7.4%			6.3%
Total Same Stores	5.4%			5.5%	5.6%			5.7%
Transactions	4.4%			3.4%	3.4%			3.7%
Total	5.3%			5.5%	5.5%			5.6%

In addition to factors such as general economic conditions and consumer confidence, our used vehicle business is affected by the level of manufacturer incentives on new vehicles and new vehicle financing, the number and quality of trade-ins and lease turn-ins, the availability of consumer credit, and our ability to effectively manage the level and quality of our overall used vehicle inventory.
Year Ended December 31, 2018 compared to 2017
Our total Same Store used vehicle retail revenues increased $188.7 million, or 6.8%, for the twelve months ended December 31, 2018, as compared to 2017, reflecting a 7.8% increase in total Same Store used vehicle retail unit sales partially offset by a 0.9% decrease in average used vehicle retail selling price to $21,316. On a regional basis, Same Store used vehicle retail revenues improved 5.3% and 15.0% in the U.S. and U.K., respectively, that was partially offset by a 5.8% decrease in Brazil. In the U.S., Same Store used vehicle retail revenues increased $114.1 million, or 5.3%, reflecting an 8.8% increase in Same Store used vehicle retail unit sales partially offset by a 3.2%, or $683, decrease in Same Store average used vehicle retail sales price to $20,629. The improvements in Same Store used vehicle retail unit sales were driven by the launch of Val-U-Line® during the first quarter of 2018. Val-U-Line® is a proprietary brand for older model, higher mileage, pre-owned vehicles that targets customer demand for lower cost units. Selling those units at retail keeps them from going to auction and allows us to yield more total gross profit via additional reconditioning work and finance and insurance income. Our Val-U-Line® products were approximately 10% of U.S. Same Store used vehicle retail units for the twelve months ended December 31, 2018. The decrease in the U.S. Same Store average used vehicle retail sales price also reflected the launch of our Val-U-Line® brand that shifted the mix of units sold, specifically lower-priced units, from wholesale to retail sales. In addition, absolute U.S. CPO volumes declined 0.5%, while U.S. CPO mix decreased 240 basis points, on a percentage of total retail units sold, to 24.8% of our total used vehicle retail unit sales for the year ended December 31, 2018, as compared to 27.2% for the same period in 2017. In the U.K., Same Store used vehicle retail revenues increased by $79.8 million, or 15.0%, for the year ended December 31, 2018 as compared to the same period last year. The increase in Same Store used vehicle retail revenue was driven by a 9.7% increase in Same Store average used vehicle retail sales price, coupled with a 4.8% increase in Same Store used vehicle retail unit sales in the U.K., reflecting strong performance by our operating team that focused on growing the used vehicle portion of our business as an offset to the decline in U.K. new vehicle unit sales. In Brazil, for the twelve months ended December 31, 2018, Same Store used vehicle retail revenues decreased 5.8%, reflecting a 5.9% decline in Same Store average used vehicle retail selling price. The decline in Same Store used vehicle retail revenue and Same Store average used vehicle retail selling price can be more than explained by the unfavorable change in exchange rates between periods. On a constant currency basis, Brazil Same Store used vehicle retail revenue and average used vehicle retail selling price increased 6.9% and 6.8%, respectively, as compared to the same period last year. These increases reflect improved market conditions, inventory management initiatives, and ongoing process improvements.
In total, our Same Store used vehicle retail total gross profit for the year ended December 31, 2018, decreased 1.0%, compared to the same period in 2017, reflecting declines in the U.S. and Brazil that were partially offset by an improvement in the U.K. In the U.S., Same Store used vehicle gross profit decreased by 3.3%, driven by a decline in Same Store used vehicle gross profit PRU of 11.1%, or $158, partially offset by an increase in Same Store used vehicle retail unit sales of 8.8%. The decline in our U.S. Same Store used vehicle gross profit PRU was primarily the result of the growth in our Val-U-Line® brand that focuses on moving more of our lower valued used vehicles to retail customers versus selling at auction. As described below, improved wholesale profitability more than offset this deterioration. In Brazil, the 21.7% decrease in Same Store used vehicle retail gross profit resulted from a 21.7% decline in Same Store used vehicle retail gross profit PRU, as we strategically sacrificed margin to manage inventory levels. The decrease in Same Store used retail gross profit PRU was also impacted by an unfavorable exchange rate between periods as, on a constant currency basis, our Brazil used vehicle retail gross profit and gross profit PRU declined 11.1% and 11.2%, respectively. As a partial offset to the declines in the U.S. and Brazil, the U.K. Same Store used vehicle retail gross profit increased 16.6% for the year ended December 31, 2018, as compared to the same period last year. This improvement can be explained by an increase of 11.2% in Same Store used vehicle gross profit PRU, coupled with the 4.8% increase in Same Store used vehicle retail unit sales. The increase in Same Store used vehicle retail unit sales was the result of heightened used vehicle demand reflecting supply constraints on many new vehicle models as a result of the WLTP legislation as well as a strong performance by our operating team.
During the twelve months ended December 31, 2018, total Same Store used vehicle wholesale revenue decreased 15.0%, as compared to the same period in 2017, driven by a decline in the U.S. and partially offset by increases in the U.K. and Brazil. In the U.S., the 29.8% decrease in Same Store used vehicle wholesale revenue for the year ended December 31, 2018, was the result of a 20.0% decrease in used wholesale vehicle unit sales, coupled with a 12.3% decrease in Same Store used vehicle wholesale average sales price. The decline in both was primarily driven by the success of our Val-U-Line® initiative, which was launched in the first quarter of 2018 to sell more of our older model, higher mileage vehicles through retail channels and lower our reliance on the auction markets, leaving the relatively lower valued units to be sold in the auction markets. In the U.K., Same Store used vehicle wholesale revenue increased 8.1%, which was driven by an 8.0% increase in Same Store used vehicle wholesale average sales price on relatively flat Same Store wholesale used vehicle unit sales. The increase in Same Store used vehicle wholesale average sales price was due to the brand mix of vehicles sold at auction as compared to last year.

In Brazil, Same Store used vehicle wholesale revenue increased 30.1%, primarily as a result of a 43.3% increase in Same Store wholesale unit sales, as we focused on faster inventory turns. This was partially offset by a 9.2% decrease in Same Store wholesale used vehicle average sales price. The decline in Same Store wholesale used vehicle average sales price was the result of an unfavorable change in exchange rates as, on a constant currency basis, our Brazil Same Store used vehicle average wholesale price increased 4.6%.
Our total Same Store used vehicle wholesale gross profit increased 191.9% from a loss of $2.6 million for the year ended December 31, 2017, to a profit of $2.4 million for the comparable period in 2018 driven by an increase in the U.S. and partially offset by decreases in the U.K. and Brazil. The increase in the U.S. primarily reflects lower reliance on the used vehicle wholesale markets and, in addition, was positively impacted by the 4.7% increase in average market prices during the period as reflected in the Manheim Index. In the U.K., the decline in Same Store used vehicle wholesale gross profit was driven by a decrease in Same Store used vehicle wholesale gross profit per unit from a loss of $61 for the twelve months ended December 31, 2017 to a loss of $109 for the same period in 2018. In Brazil, the 26.5% decline in Same Store used vehicle wholesale gross profit was driven by a decrease in Same Store used vehicle wholesale gross profit per unit of 48.7% for the twelve months ended December 31, 2018 as compared to the same period last year, partially offset by an increase of 43.3% in Same Store used vehicle wholesale unit sales as a result of our efforts to manage inventory levels.
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
Our total Same Store used vehicle wholesale gross profit improved 37.2% from a loss of $3.9 million for the year ended December 31, 2016, to a loss of $2.4 million for the comparable period in 2017. This improvement was driven by a $24 improvement in our Same Store used vehicle wholesale gross profit per unit from a loss of $70 per unit for the twelve months ended December 31, 2016, to a loss of $46 per unit for the same period this year, coupled with a decrease in total Same Store used vehicle wholesale units of 4.4%. In the U.S., Same Store used vehicle wholesale gross profit improved 17.3% for the year ended December 31, 2017, primarily as a result of a 9.6% improvement in Same Store wholesale gross profit per unit from a loss of $73 for the year ended 2016 to a loss of $66 for the comparable period in 2017, coupled with a 7.3% decrease in used vehicle wholesale units from the same period. The improvement in used vehicle wholesale gross profit for the year ended 2017, corresponds with a 3.6% increase in the Same Store used vehicle average market prices during 2017, as reflected in the Manheim index. In the U.K., the 25.9% improvement in profitability was driven by a 28.2% improvement in Same Store used vehicle gross profit per unit, from a loss of $78 for the twelve months ended December 31, 2016 to a loss of $56 for the same period in 2017, which was partially offset by a 3.0% increase in Same Store used vehicle wholesale units as compared to the same period in 2016. In Brazil, the increase in Same Store used vehicle wholesale gross profit for the year ended 2017, was driven by the increase in Same Store used vehicle wholesale gross profit per unit coupled with a 6.7% increase in Same Store used vehicle wholesale units.
As of December 31, 2018, our used vehicle inventory levels totaled $350.2 million and were flat when compared to December 31, 2017. Our consolidated days' supply of used vehicle inventory remained constant at 39 days as of December 31, 2018, when compared to the same period last year.

Parts and Service Data
(Dollars in thousands)

	For The Years Ended December 31,
	2018	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2017	2017	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2016
Parts and Service Revenues
Same Stores
U.S.	$1,137,841	2.2%	N/A	$1,113,635	$1,118,749	5.3%	N/A	$1,062,465
U.K.	177,079	9.5%	6.1%	161,723	138,143	0.2%	5.0%	137,800
Brazil	44,596	(5.6)%	7.5%	47,242	45,944	16.0%	7.2%	39,623
Total Same Stores	1,359,516	2.8%	2.8%	1,322,600	1,302,836	5.1%	5.3%	1,239,888
Transactions	57,373			15,432	35,196			21,419
Total	$1,416,889	5.9%	5.8%	$1,338,032	$1,338,032	6.1%	6.4%	$1,261,307
Gross Profit
Same Stores
U.S.	$606,405	1.5%	N/A	$597,184	$599,933	4.0%	N/A	$576,925
U.K.	99,375	7.0%	3.7%	92,842	79,083	3.7%	8.6%	76,235
Brazil	19,844	(8.1)%	4.6%	21,584	21,100	31.0%	21.1%	16,110
Total Same Stores	725,624	2.0%	1.9%	711,610	700,116	4.6%	4.9%	669,270
Transactions	33,524			8,079	19,573			10,730
Total	$759,148	5.5%	5.3%	$719,689	$719,689	5.8%	6.3%	$680,000
Gross Margin
Same Stores
U.S.	53.3%			53.6%	53.6%			54.3%
U.K.	56.1%			57.4%	57.2%			55.3%
Brazil	44.5%			45.7%	45.9%			40.7%
Total Same Stores	53.4%			53.8%	53.7%			54.0%
Transactions	58.4%			52.4%	55.6%			50.1%
Total	53.6%			53.8%	53.8%			53.9%
Year Ended December 31, 2018 compared to 2017
Our total Same Store parts and service revenues increased 2.8% to $1,359.5 million for the year ended December 31, 2018, as compared to the same period in 2017, more than explained by growth in the U.S. and U.K., but partially offset by a decline in Brazil. For the twelve months ended December 31, 2018, our U.S. Same Store parts and service revenues increased 2.2%, or $24.2 million, reflecting a 4.5% increase in customer-pay parts and service revenues and a 5.0% increase in wholesale parts revenues, partially offset by a 3.7% decline in warranty parts and service revenues and a 0.2% decline in collision parts and service revenues, when compared to the same period in 2017. The growth in our customer-pay parts and service revenue in the U.S. was supported by continued implementation of numerous aftersales initiatives, including the rollout of a 4 day work week service schedule that has increased capacity in a significant number of our service departments, by allowing us to improve our recruiting and retention efforts with our service technician and service advisor professionals. The increase in wholesale parts revenues was primarily due to increased focus and better overall management of this portion of our business in a few key markets. The decline in warranty parts and service revenue in the U.S. was driven by a wind-down of two major recall campaigns: the Takata airbag recall campaign that stretched across several brands and a large dashboard replacement campaign for Toyota and Lexus brands. The decline in collision parts and service revenue can be partially attributed to the spike in collision repair activity in the aftermath of Hurricane Harvey, which impacted some of our most densely populated regions.
Our U.K. Same Store parts and service revenues increased 9.5%, or $15.4 million in 2018, as compared to 2017. On a constant currency basis, U.K. Same Store parts and service revenues increased 6.1%, representing a 6.0% increase in customer-pay revenues, a 10.0% increase in warranty parts and service revenues, a 10.5% increase in wholesale parts revenues, partially offset by a 7.0% decline in collision parts and service revenues for the year ended December 31, 2018, as compared to the same period a year ago. The increase in customer-pay revenue was due to the strategic expansion of service capacity in several of our service departments, as well as the implementation of improved processes and procedures within recent dealership acquisitions. The improvement in our wholesale parts revenue was primarily the result of initiatives executed to enhance our sales processes and increase productivity. Our increase in warranty parts and service revenues was primarily due to an increase from several recall campaigns and expanded capacity in several service departments.
Our Same Store parts and service revenues in Brazil declined 5.6%, or $2.6 million, in 2018 compared to 2017, driven by fluctuations in foreign exchange rates between periods. On a constant currency basis, Same Store parts and service revenues in Brazil increased 7.5%, driven primarily by an increase of 9.8% in customer pay parts and service revenues and a 12.5% increase in warranty parts and service revenue, partially offset by a 7.5% decrease in collision parts and service revenues.
Our total Same Store parts and service gross profit for the year ended December 31, 2018 increased 2.0%, as compared to the same period in 2017. The increase in gross profit was driven by a 7.0% increase in the U.K. and a 1.5% increase in the U.S. that was partially offset by an 8.1% decline in Brazil. The increase in the U.S. reflects continued efforts to improve our processes and increase aftersales capacity. The increase in the U.K. was driven by further assimilation of recent acquisitions and implementation of enhanced policies and procedures. In Brazil, the decline was more than explained by fluctuations in foreign currency exchange rates between periods. On a constant currency basis, Same Store parts and service gross profit increased 4.6%, primarily reflecting the implementation of new and enhanced processes.
Our total Same Store parts and service gross margin declined 40 basis points for the year ended December 31, 2018 as compared to the same period in 2017. The decrease in gross margin was driven by a 30 basis point decline in the U.S., a 130 basis point decline in the U.K., and a 120 basis point decline in Brazil. The decline in the U.S. primarily reflects a relative strengthening of our relatively lower-margin wholesale parts business compared to our relatively higher-margin warranty parts and service business for the year ended December 31, 2018 as compared to the same period in 2017. The decline in the U.K. primarily reflects a decrease in internal work between our parts and service departments of our dealerships and the new and used vehicle departments, as a result of a decline in total retail vehicle sales volumes for the year ended December 31, 2018 as compared to the same period in 2017, as well as a deterioration of our margins in our collision business. The decline in Same Store parts and service gross margin in Brazil was primarily explained by a shift in mix of business, as a high volume of relatively lower-margin recall campaigns, particularly in our Honda brand dealerships, surpassed the growth in our customer-pay parts and service revenue.
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
Our U.K. Same Store parts and service revenues increased 0.2%, or $0.3 million. On a constant currency basis, U.K. Same Store parts and service revenues increased 5.0%, representing a 10.0% increase in warranty parts and service revenues, a 5.9% increase in collision parts and service revenues, a 4.7% increase in wholesale parts and service revenues and a 2.9% increase in customer-pay parts and service revenues for the year ended December 31, 2017, as compared to the same period a year ago. Our increase in warranty parts and service revenues was primarily due to an increase in recalls from BMW and Audi during 2017. Additionally, the growth in collision revenues in the U.K. was primarily a result of management initiatives to enhance processes and increase productivity.
Our Same Store parts and service revenues in Brazil increased 16.0%, or $6.3 million, primarily driven by an increase of 37.6% in warranty revenues, a 17.9% increase in collision revenues and a 12.2% increase in customer-pay parts and service revenues, partially offset by a strategic decision to exit the wholesale parts business in Brazil at the end of 2016.
Our total Same Store parts and service gross profit for the year ended December 31, 2017 increased 4.6%, as compared to the same period in 2016. The increase in gross profit was driven by a 4.0% increase in the U.S., a 31.0% increase in Brazil and a 3.7% increase in the U.K. In Brazil, on a constant currency basis, Same Store parts and service gross profit increased 21.1%, primarily reflecting improvements in our warranty parts and service revenue due to an implementation of new and enhanced processes. The increase in the U.S. was driven by growth in each of our parts and service business sectors, primarily reflecting continued efforts to improve our processes. The increase in the U.K. was driven by improvements in our warranty parts and service revenue, primarily due to an increase in high volume recalls within our BMW and Audi brands as noted above.
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

Finance and Insurance Data
(Dollars in thousands, except per unit amounts)

	For The Years Ended December 31,
	2018	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2017	2017	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2016
Retail New and Used Unit Sales
Same Stores
U.S.	229,422	1.2%		226,680	226,789	(2.6)%		232,892
U.K.	56,867	(4.7)%		59,691	50,686	3.9%		48,781
Brazil	12,467	(0.1)%		12,484	12,172	(3.8)%		12,657
Total Same Stores	298,756	—%		298,855	289,647	(1.6)%		294,330
Transactions	19,760			3,278	12,486			6,854
Total	318,516	5.4%		302,133	302,133	0.3%		301,184
Retail Finance Fees
Same Stores
U.S.	$116,065	0.5%	N/A	$115,507	$115,794	(4.5)%	N/A	$121,267
U.K.	28,053	3.8%	1.3%	27,035	23,233	14.5%	18.9%	20,288
Brazil	2,328	(1.6)%	13.0%	2,365	2,331	52.4%	42.4%	1,530
Total Same Stores	146,446	1.1%	0.8%	144,907	141,358	(1.2)%	(0.7)%	143,085
Transactions	8,731			1,772	5,321			1,713
Total	$155,177	5.8%	5.4%	$146,679	$146,679	1.3%	1.9%	$144,798
Vehicle Service Contract Fees
Same Stores
U.S.	$159,738	10.7%	N/A	$144,360	$144,109	1.4%	N/A	$142,105
U.K.	861	15.3%	11.0%	747	639	22.4%	26.9%	522
Brazil	—	—%	—%	—	—	—%	—%	—
Total Same Stores	160,599	10.7%	10.7%	145,107	144,748	1.5%	1.5%	142,627
Transactions	2,650			499	858			1,253
Total	$163,249	12.1%	12.1%	$145,606	$145,606	1.2%	1.2%	$143,880
Insurance and Other
Same Stores
U.S.	$115,927	3.4%	N/A	$112,065	$112,098	2.6%	N/A	$109,209
U.K.	16,874	6.8%	3.4%	15,802	13,890	(6.0)%	(1.3)%	14,772
Brazil	6,302	6.5%	22.4%	5,920	5,811	34.5%	24.2%	4,322
Total Same Stores	139,103	4.0%	4.3%	133,787	131,799	2.7%	2.9%	128,303
Transactions	9,924			2,930	4,918			3,673
Total	$149,027	9.0%	9.2%	$136,717	$136,717	3.6%	3.8%	$131,976
Total Finance and Insurance Revenues
Same Stores
U.S.	$391,730	5.3%	N/A	$371,932	$372,001	(0.2)%	N/A	$372,581
U.K.	45,788	5.1%	2.2%	43,584	37,762	6.1%	10.7%	35,582
Brazil	8,630	4.2%	19.7%	8,285	8,142	39.1%	28.9%	5,852
Total Same Stores	446,148	5.3%	5.3%	423,801	417,905	0.9%	1.2%	414,015
Transactions	21,305			5,201	11,097			6,639

Total	$467,453	9.0%	8.9%	$429,002	$429,002	2.0%	2.3%	$420,654
Finance and Insurance Revenues per Unit Sold
Same Stores
U.S.	$1,707	4.0%	N/A	$1,641	$1,640	2.5%	N/A	$1,600
U.K.	$805	10.3%	7.3%	$730	$745	2.2%	6.5%	$729
Brazil	$692	4.2%	19.9%	$664	$669	44.8%	34.0%	$462
Total Same Stores	$1,493	5.3%	5.3%	$1,418	$1,443	2.6%	2.8%	$1,407
Transactions	$1,078			$1,587	$889			$969
Total	$1,468	3.4%	3.3%	$1,420	$1,420	1.6%	2.0%	$1,397
Adjusted Total Finance and Insurance Revenues(1)
Same Stores
U.S.	$390,655	3.2%	N/A	$378,482	$378,551	1.6%	N/A	$372,581
U.K.	45,788	5.1%	2.2%	43,584	37,762	6.1%	10.7%	35,582
Brazil	8,630	4.2%	19.7%	8,285	8,142	39.1%	28.9%	5,852
Total Same Stores	445,073	3.4%	3.4%	430,351	424,455	2.5%	2.8%	414,015
Transactions	21,305			5,201	11,097			6,639
Total	$466,378	7.1%	7.0%	$435,552	$435,552	3.5%	3.8%	$420,654
Adjusted Finance and Insurance Revenues per Unit Sold(1)
Same Stores
U.S.	$1,703	2.0%	N/A	$1,670	$1,669	4.3%	N/A	$1,600
U.K.	$805	10.3%	7.3%	$730	$745	2.2%	6.5%	$729
Brazil	$692	4.2%	19.9%	$664	$669	44.8%	34.0%	$462
Total Same Stores	$1,490	3.5%	3.5%	$1,440	$1,465	4.1%	4.4%	$1,407
Transactions	$1,078			$1,587	$889			$969
Total	$1,464	1.5%	1.5%	$1,442	$1,442	3.2%	3.5%	$1,397
(1) See “Non-GAAP Financial Measures” for more details.
Year Ended December 31, 2018 compared to 2017
Our efforts to improve our finance and insurance business processes have continued to generate growth across all three regions. Our total Same Store finance and insurance revenue increased by $22.3 million, or 5.3%, to $446.1 million for the year ended December 31, 2018, as compared to the same period in 2017. In the fourth quarter of 2018, the Company reversed the remaining $1.1 million of the $6.6 million reserve that was estimated and recognized in the third quarter of 2017, in association with expected finance and insurance product cancellations on vehicles sold by the Company and damaged by flooding from Hurricane Harvey. After adjusting for the impact of this reserve activity related to Hurricane Harvey in both periods, our adjusted total Same Store finance and insurance revenue increased $14.7 million, or 3.4%, to $445.1 million for the year ended December 31, 2018 compared to 2017. Our adjusted U.S. Same Store finance and insurance revenue grew $12.2 million, or 3.2%, primarily driven by a 1.2% increase in Same Store retail unit sales and higher income per contract in our vehicle service contracts and retail finance fees, but was partially offset by a decline in our penetration rates for our retail finance fees, GAP insurance and other U.S. product offerings. In the U.K., our Same Store finance and insurance revenue increased $2.2 million, or 5.1%, for the year ended December 31, 2018, as compared to 2017, reflecting improvements in our income per contract and penetration rates for most of our U.K. product offerings and more than offsetting a 4.7% decline in Same Store retail unit sales. Our Brazil Same Store finance and insurance revenue increased 4.2%, or $0.3 million, for the year ended December 31, 2018, as compared to 2017, despite an unfavorable change in exchange rates between periods. On a constant currency basis, our Same Store finance and insurance revenues increased 19.7%, primarily as a result of an increase in commissions on fleet sales for our BMW, Honda, and Toyota brands and improvements in our income per contract and penetration rates on our retail finance fees. Our total Same Store finance and insurance revenue PRU increased 5.3% for the year ended December 31, 2018, to $1,493, as compared to the same period in 2017. On an adjusted basis, our total Same Store finance and insurance revenue PRU improved 3.5% to $1,490, as compared to 2017. The improvement reflects increases in PRU for all of our segments as compared to last year.

Year Ended December 31, 2017 compared to 2016
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

Selling, General and Administrative Data
(Dollars in thousands)

	For The Years Ended December 31,
	2018	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2017	2017	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2016
Personnel
Same Stores
U.S.	$637,255	3.1%	N/A	$618,183	$620,073	0.7%	N/A	$615,620
U.K.	111,929	3.2%	—%	108,493	92,226	3.8%	8.6%	88,826
Brazil	24,905	(12.8)%	(0.6)%	28,550	27,671	24.8%	15.9%	22,166
Total Same Stores	774,089	2.5%	2.5%	755,226	739,970	1.8%	2.1%	726,612
Transactions	37,948			9,305	24,561			14,309
Total	$812,037	6.2%	6.1%	$764,531	$764,531	3.2%	3.6%	$740,921
Advertising
Same Stores
U.S.	$63,097	(3.7)%	N/A	$65,549	$65,104	(2.9)%	N/A	$67,039
U.K.	7,168	3.3%	0.1%	6,941	5,375	(5.8)%	(1.6)%	5,706
Brazil	1,078	17.8%	32.5%	915	885	(24.3)%	(29.4)%	1,169
Total Same Stores	71,343	(2.8)%	(2.9)%	73,405	71,364	(3.4)%	(3.2)%	73,914
Transactions	3,855			715	2,756			1,418
Total	$75,198	1.5%	1.2%	$74,120	$74,120	(1.6)%	(1.3)%	$75,332
Rent and Facility Costs
Same Stores
U.S.	$75,123	(6.3)%	N/A	$80,179	$79,748	(1.6)%	N/A	$81,059
U.K.	24,325	21.8%	18.2%	19,975	16,137	2.1%	6.4%	15,799
Brazil	8,133	(9.1)%	3.2%	8,952	8,625	17.0%	7.9%	7,373
Total Same Stores	107,581	(1.4)%	(1.0)%	109,106	104,510	0.3%	0.3%	104,231
Transactions	6,981			1,942	6,538			5,689
Total	$114,562	3.2%	3.4%	$111,048	$111,048	1.0%	1.1%	$109,920
Other SG&A
Same Stores
U.S.	$204,056	(2.6)%	N/A	$209,501	$210,776	10.1%	N/A	$191,390
U.K.	53,477	5.4%	2.3%	50,751	42,631	5.8%	10.2%	40,295
Brazil	13,934	24.6%	46.3%	11,182	10,745	11.8%	3.5%	9,607
Total Same Stores	271,467	—%	0.3%	271,434	264,152	9.5%	9.9%	241,292
Transactions	(207)			5,062	12,344			3,298
Total	$271,260	(1.9)%	(1.7)%	$276,496	$276,496	13.0%	13.6%	$244,590
Total SG&A
Same Stores
U.S.	$979,531	0.6%	N/A	$973,412	$975,701	2.2%	N/A	$955,108
U.K.	196,899	5.8%	2.6%	186,160	156,369	3.8%	8.4%	150,626
Brazil	48,050	(3.1)%	11.3%	49,599	47,926	18.9%	10.1%	40,315
Total Same Stores	1,224,480	1.3%	1.4%	1,209,171	1,179,996	3.0%	3.3%	1,146,049
Transactions	48,577			17,024	46,199			24,714
Total	$1,273,057	3.8%	3.8%	$1,226,195	$1,226,195	4.7%	5.1%	$1,170,763

Total Gross Profit
Same Stores
U.S.	$1,363,800	0.9%	N/A	$1,351,333	$1,355,471	1.1%	N/A	$1,340,981
U.K.	228,210	3.2%	—%	221,236	191,123	1.7%	6.6%	187,966
Brazil	51,872	(4.8)%	8.9%	54,478	53,230	25.7%	16.4%	42,337
Total Same Stores	1,643,882	1.0%	1.1%	1,627,047	1,599,824	1.8%	2.2%	1,571,284
Transactions	81,211			18,462	45,685			23,785
Total	$1,725,093	4.8%	4.8%	$1,645,509	$1,645,509	3.2%	3.6%	$1,595,069
SG&A as a % of Gross Profit
Same Stores
U.S.	71.8%			72.0%	72.0%			71.2%
U.K.	86.3%			84.1%	81.8%			80.1%
Brazil	92.6%			91.0%	90.0%			95.2%
Total Same Stores	74.5%			74.3%	73.8%			72.9%
Transactions	59.8%			92.2%	101.1%			103.9%
Total	73.8%			74.5%	74.5%			73.4%
Adjusted Total SG&A (1)
Same Stores
U.S.	$974,201	1.0%	N/A	$964,935	$967,224	1.1%	N/A	$956,848
U.K.	196,899	5.9%	2.7%	185,872	156,081	4.1%	8.7%	149,882
Brazil	45,116	(8.2)%	4.8%	49,124	47,451	18.5%	9.7%	40,041
Total Same Stores	1,216,215	1.4%	1.4%	1,199,931	1,170,756	2.1%	2.4%	1,146,770
Transactions	70,656			17,024	46,199			29,210
Total	$1,286,871	5.7%	5.7%	$1,216,955	$1,216,955	3.5%	3.9%	$1,175,980
Adjusted SG&A as a % of Gross Profit (1)
Same Stores
U.S.	71.5%			71.1%	71.0%			71.4%
U.K.	86.3%			84.0%	81.7%			79.7%
Brazil	87.0%			90.2%	89.1%			94.6%
Total Same Stores	74.0%			73.5%	72.9%			73.0%
Transactions	87.0%			92.2%	63.9%			122.8%
Total	74.6%			73.7%	73.7%			73.7%
Employees	14,023			13,901	14,100			13,500
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
Year Ended December 31, 2018 compared to 2017
Our total Same Store SG&A increased $15.3 million, or 1.3%, for the year ended December 31, 2018 as compared to the same period in 2017, explained by increases of 5.8% and 0.6% in the U.K. and the U.S., respectively, but partially offset by a decrease in Brazil of 1.3%. After adjusting for 2018 non-core Same Store SG&A charges of $6.4 million for deductible charges related to catastrophic events and $4.2 million in losses related to legal settlements, partially offset by a $2.4 million gain related to dealership disposition activities and similar types of non-core items in 2017 (see “Non-GAAP Financial Measures” for more details), our adjusted total Same Store SG&A increased $16.3 million, or 1.4%, for the year ended December 31, 2018, as compared to the same period in 2017.

Our total Same Store personnel costs increased $18.9 million, or 2.5%, for the year ended December 31, 2018, as compared to the same period in 2017, explained by increases of 3.1%, and 3.2% in the U.S. and the U.K., respectively, but partially offset by a decrease of 12.8% in Brazil. The increase in the U.S. is primarily related to variable commission payments, as a result of improved sales in Same Store retail used vehicle, and incremental headcount for increased service advisor capacity in the parts and service businesses, as well as the growth in U.S. Same Store total gross profit. The increase in the U.K. is a result of changes in foreign currency exchange rates between periods, as the personnel costs remained flat on a constant currency basis. The decrease in Brazil is related to continued efforts to rationalize cost and enhance our operating efficiency.
For the year ended December 31, 2018, our total Same Store advertising costs decreased 2.8% to $71.3 million, explained by a decrease of 3.7% in the U.S., which was partially offset by increases of 3.3% and 17.8% in the U.K. and Brazil, respectively. The decrease in the U.S. is the result of efforts to rationalize and enhance the efficiency of our advertising spend, as well as capitalize on our size and negotiating leverage. The increase in the U.K. is due to changes in foreign currency exchange rates between periods, as advertising costs were essentially flat on a constant currency basis for the year ended December 31, 2018 when compared to 2017. The increase in Brazil is primarily the result of initiatives designed to grow our used vehicle and parts and service businesses.
Our consolidated Same Store rent and facility costs decreased 1.4% to $107.6 million, explained by decreases of 6.3% and 9.2% in the U.S. and Brazil, respectively, which were partially offset by an increase of 21.8% in the U.K. The decrease in the U.S. is primarily attributable to our continued strategic efforts to own the real estate associated with our dealerships, thereby reducing rent expense. The decline in Brazil relates to changes in foreign currency exchange rates between periods, as on a constant currency basis, Same Store rent and facility costs in Brazil increased 3.2%. The increase in the U.K. was primarily related to septennial property rate adjustments that occurred in 2017, as well as additional rental costs associated with new and/or enhanced dealership facilities.
Our total Same Store other SG&A remained flat for the year ended December 31, 2018, as compared to the same period in 2017. There were increases of 5.4% and 24.6% in the U.K. and Brazil, respectively, that were offset by a decrease of 2.6% in the U.S. The decrease in the U.S. was primarily the result of the execution of strategies designed to rationalize and more efficiently control our variable costs. U.S. Same Store other SG&A for the year ended December 31, 2018 included non-core charges of $6.4 million related to costs associated with catastrophic events and $1.3 million in legal costs that were partially offset by a non-core gain of $2.4 million related to real estate and dealership transactions. Non-core charges included in U.S. Same Store other SG&A for the comparable period of 2017 included $8.8 million in costs associated with catastrophic events and $0.8 million in losses on real estate and dealership transactions that was partially offset by a $1.1 million gain related to legal settlements. The increase in Brazil for the year ended December 31, 2018, was primarily driven by a non-core charge of $2.9 million related to legal settlements.
Our total Same Store SG&A as a percentage of gross profit for the year ended December 31, 2018, as compared to 2017, increased 20 basis points to 74.5%, reflecting increases of 220 basis points and 160 basis points in the U.K. and Brazil, respectively, that was partially offset by a 20 basis point improvement in the U.S. On an adjusted basis, total Same Store SG&A as a percentage of gross profit increased 50 basis points to 74.0% compared to the same period in 2017, reflecting a 40 basis point and 230 basis point increase in the U.S. and U.K., respectively, that was partially offset by a 320 basis point decline in Brazil.
Year Ended December 31, 2017 compared to 2016
Our total Same Store SG&A increased $33.9 million, or 3.0%, for the year ended December 31, 2017, as compared to the same period in 2016, explained by increases of 2.2%, 18.9% and 3.8% in the U.S., Brazil and the U.K., respectively. After adjusting for non-core Same Store SG&A charges of $8.8 million for deductible charges related to catastrophic events, $0.8 million in losses related to real estate and dealership disposition transactions, $0.5 million associated with severance costs and $0.3 million of costs related to dealership acquisition activities, partially offset by a $1.1 million gain associated with legal settlements and similar types of non-core items in 2016, our adjusted total Same Store SG&A increased 2.1% for the year ended December 31, 2017, as compared to the same period in 2016.
Our total Same Store personnel costs increased $13.4 million, or 1.8%, for the year ended December 31, 2017, as compared to the same period in 2016, explained by increases of 24.8%, 0.7% and 3.8% in Brazil, the U.S. and the U.K., respectively. The increase in Brazil was primarily explained by increases in variable commission payments as a result of a 12.2% increase in revenues and profitability across our business sectors. The increase in Same Store personnel costs in the U.S. was primarily explained by an increase in variable commission payments relative to the growth in our parts and service business and improved retail new vehicle gross profit, largely driven by the high demand in our Houston and Beaumont markets, as a result of the impact of Hurricane Harvey, as well as the impact of non-core charges for disaster pay for our employees who were impacted by Hurricanes Harvey and Irma. The increase in total Same Store personnel costs in the U.K.

primarily relates to an increase in variable costs largely driven by an overall improvement in the profitability of our used vehicle and parts and service businesses.
For the year ended December 31, 2017, our total Same Store advertising costs decreased 3.4%, to $71.4 million, explained by decreases of 2.9%, 5.8% and 24.3% in the U.S., the U.K. and Brazil, respectively. The decreases in both the U.S. and U.K. are the result of initiatives to control costs in response to the overall decline in sales in the retail automotive industry. The decrease in Brazil can also be explained by management's cost rationalization efforts through most of 2017.
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
Depreciation and Amortization Data
(Dollars in thousands)

	For The Years Ended December 31,
	2018	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2017	2017	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2016
Same Stores
U.S.	$51,597	9.3%	N/A	$47,205	$47,217	11.0%	N/A	$42,554
U.K.	10,331	28.0%	24.5%	8,071	6,787	8.3%	13.1%	6,264
Brazil	1,595	9.8%	25.5%	1,453	1,395	17.0%	7.8%	1,192
Total Same Stores	63,523	12.0%	11.9%	56,729	55,399	10.8%	11.2%	50,010
Transactions	3,547			1,207	2,537			1,224
Total	$67,070	15.8%	15.5%	$57,936	$57,936	13.1%	13.6%	$51,234
Our total Same Store depreciation and amortization expense increased 12.0% and 10.8% for the years ended December 31, 2018 and 2017, respectively, as compared to the respective prior year periods, as we continue to strategically add dealership-related real estate to our investment portfolio, make acquisitions, add dealership locations and make improvements to our existing facilities that are designed to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.
Impairment of Assets
We perform an annual review of the fair value of our goodwill and indefinite-lived intangible assets during the fourth quarter. We also perform interim reviews for impairment of all of our long-lived and indefinite-lived assets when evidence exists that the carrying value of such assets may not be recoverable. See Note 16, “Asset Impairments” within our Consolidated Financial Statements, for further discussion of our annual impairment assessments.
During the fourth quarters of 2018, 2017 and 2016, we performed our annual impairment assessment of the carrying value of our goodwill. The fair value of each of our reporting units exceeded the carrying value of the respective net assets (step one of the goodwill impairment test). Because no impairment indicators were identified, we were not required to conduct the second step of the impairment test for goodwill.
During 2018, 2017, and 2016, we determined that the carrying value of certain of our intangible franchise rights were greater than fair value. As a result, we recognized $38.7 million, $19.3 million and $30.0 million of pre-tax non-cash impairment charges in 2018, 2017 and 2016, respectively. Also, in 2018, 2017, and 2016, we recognized $5.1 million, $0.2 million, and $2.8 million, respectively, in pre-tax non-cash asset impairment charges, associated with various other long-lived assets that we determined the carrying value was no longer recoverable.
Floorplan Interest Expense
(Dollars in thousands)

	For The Years Ended December 31,
	2018	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2017	2017	% Increase/ (Decrease)	Constant Currency % Increase/(Decrease)	2016
Same Stores
U.S.	$51,656	10.6%	N/A	$46,697	$46,845	16.6%	N/A	$40,186
U.K.	5,407	15.9%	12.4%	4,667	4,182	4.8%	8.9%	3,991
Brazil	786	71.2%	94.2%	459	315	(7.4)%	(8.3)%	340
Total Same Stores	57,849	11.6%	11.5%	51,823	51,342	15.3%	15.7%	44,517
Transactions	2,033			549	1,030			410
Total	$59,882	14.3%	14.2%	$52,372	$52,372	16.6%	17.0%	$44,927
Memo:
Manufacturer’s assistance	$47,277	(3.4)%	(3.5)%	$48,935	$48,935	(0.5)%	(0.4)%	$49,202
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
During 2018 and 2017, our average notional amount of interest rate swaps in effect was $804.7 million and $822.2 million, respectively, that fixed our underlying one-month LIBOR at a weighted average rate of 2.62% and 2.53%, respectively. The 2018 average notional amount of interest rate swaps in effect represented 59.8% of our average total U.S. floorplan borrowings outstanding for the year ended December 31, 2018. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Year Ended December 31, 2018 compared to 2017
Our total Same Store floorplan interest expense increased 11.6% to $57.8 million for the year ended December 31, 2018, as compared to the same period in 2017. Our U.S. Same Store floorplan interest expense increased $5.0 million, or 10.6%, for the year ended December 31, 2018, more than explained by the increase in LIBOR compared to the same period in 2017. This increase was partially offset by a decrease in our U.S. weighted average borrowings as compared to the same period last year. In the U.K., our Same Store floorplan interest expense grew 15.9% for the year ended December 31, 2018, as compared to the same period in 2017, more than explained by a $19.5 million increase in our U.K. weighted average borrowings. Our Brazil Same Store floorplan interest expense increased by 71.2% for the year ended December 31, 2018. The increase in Brazil was primarily the result of the increases in both our weighted average rates and borrowings, reflecting our inventory and cash management strategies.
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
Other Interest Expense, net
Year Ended December 31, 2018 compared to 2017
Other interest expense, net consists of interest charges primarily on our 5.00% and 5.25% Notes, real estate related debt, working capital lines of credit and our other long-term debt, partially offset by interest income. For the twelve months ended December 31, 2018, other interest expense increased $5.3 million, or 7.5%, to $75.8 million, as compared to the same period in 2017. The increase was mainly attributable to the impact of rising interest rates in the U.S. on our variable-rate borrowings.

Year Ended December 31, 2017 compared to 2016
For the twelve months ended December 31, 2017, other interest expense, net consists of interest charges primarily on our 5.00% Notes and 5.25% Notes, real estate related debt, working capital lines of credit and our other long-term debt, partially offset by interest income. For the twelve months ended December 31, 2017, other interest expense increased $2.6 million, or 3.8%, to $70.5 million, as compared to the same period in 2016. The increase was primarily attributable to an increase in the weighted average interest rates associated with real estate and other long-term debt.
Provision for Income Taxes
For the year ended December 31, 2018, we recorded a tax provision of $47.6 million. The 2018 effective tax rate of 23.2% increased from the 2017 effective tax rate of 2.5%, primarily resulting from the impact that was recorded in 2017 of the remeasurement of deferred taxes recorded in 2017 due to the Tax Act that reduced the U.S. corporate tax rate from 35.0% to 21.0%, as well as the valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil, partially offset by the employment tax credits and the enactment date adjustments from the Tax Act. On an adjusted basis, for the year ended December 31, 2018, our effective tax rate decreased to 23.4% from 35.7% in 2017.
For the year ended December 31, 2017, we recorded a tax provision of $5.6 million. The 2017 effective tax rate of 2.5% decreased from the 2016 effective tax rate of 35.3%, primarily due to the remeasurement of deferred taxes based on the enactment of the Tax Act in the United States during 2017, as well as excess tax deductions for restricted stock resulting from the adoption of ASU 2016-09, partially offset by unrecognized tax benefits with respect to uncertain tax positions recorded in 2017. On an adjusted basis, for the year ended December 31, 2017, our effective tax rate decreased to 35.7% from 35.8% as compared to the same period in 2016.
We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income. We expect our effective tax rate in 2019 will be approximately between 23.0% and 23.5%.
As of December 31, 2018, we had net deferred tax liabilities totaling $131.1 million relating to the differences between the financial reporting and tax basis of assets and liabilities. This includes $123.7 million of net deferred tax liabilities relating to intangibles for goodwill and franchise rights that are deductible for tax purposes and will not reverse until the related intangibles are disposed. We also had $17.9 million of deferred tax assets for net operating losses in U.S. states, as well as $37.6 million of deferred tax assets for foreign net operating losses. As of December 31, 2018, we had $41.8 million of deferred tax assets relating to loss reserves and accruals. In addition, we had $52.3 million of valuation allowances for net operating losses in certain U.S. states, as well as the deferred tax assets (including net operating losses) for certain entities in Brazil. Refer to Note 8, “Income Taxes” within our Notes to Consolidated Financial Statements for more details.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of Floorplan Line and FMCC facility levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital and dealership and real estate acquisition financing, real estate mortgages, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for 2019. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2019 change, we may need to access the private or public capital markets to obtain additional funding.
Cash on Hand. As of December 31, 2018, our total cash on hand was $15.9 million. The balance of cash on hand excludes $33.7 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility as of December 31, 2018. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
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
The following tables sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows on a U.S. GAAP and on an adjusted, non-GAAP basis (in thousands). For further explanation and reconciliation to the most directly comparable U.S. GAAP measures see “Non-GAAP Financial Measures” below.

	For the Years Ended December 31,
U.S. GAAP Basis	2018	2017	2016
Net cash provided by (used in) operating activities	$269,978	$196,515	$384,097
Net cash provided by (used in) investing activities	(168,001)	(312,598)	(174,040)
Net cash provided by (used in) financing activities	(109,543)	121,476	(205,007)
Effect of exchange rate changes on cash	(3,345)	(8)	2,145
Net increase (decrease) in cash, cash equivalents and restricted cash	$(10,911)	$5,385	$7,195

	For the Years Ended December 31,
Adjusted, Non-GAAP Basis(1)	2018	2017	2016
Adjusted net cash provided by (used in) operating activities	$309,787	$282,257	$270,981
Adjusted net cash provided by (used in) investing activities	(175,962)	(297,865)	(190,639)
Adjusted net cash provided by (used in) financing activities	(141,391)	21,001	(75,292)
Effect of exchange rate changes on cash	(3,345)	(8)	2,145
Net increase (decrease) in cash, cash equivalents and restricted cash	$(10,911)	$5,385	$7,195
(1) See “Non-GAAP Financial Measures” for details
Sources and Uses of Liquidity from Operating Activities
For the twelve months ended December 31, 2018, we generated $270.0 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $309.8 million in net cash flow from operating activities, primarily consisting of $157.8 million in net income, as well as non-cash adjustments related to depreciation and amortization of $67.1 million, stock-based compensation of $18.7 million, deferred income taxes of $3.5 million and asset impairments of $43.9 million, partially offset by a $26.8 million gain on disposition of assets. Also included in adjusted net cash flow from operating activities was a $41.4 million net change in operating assets and liabilities, consisting of cash inflows of $78.2 million from a net increase in floorplan borrowings, $2.9 million from the net decrease in accounts and notes receivable, $39.5 million from decreases in vehicle receivables and contracts-in-transit, and $18.4 million from increases in accounts payable and accrued expenses. These cash inflows were partially offset by cash outflows of $80.6 million from the increase in inventory levels and $16.3 million from the net increase in prepaid expenses and other assets.
For the twelve months ended December 31, 2017, we generated $196.5 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $282.3 million in net cash flow from operating activities, primarily consisting of $213.4 million in net income, as well as non-cash adjustments related to depreciation and amortization of $57.9 million, stock-based compensation of $18.9 million and asset impairments of $19.5 million, partially offset by a $46.1 million non-cash adjustment related to deferred income taxes, which includes the provisional deferred tax benefit of $73.0 million recognized as a result of the Tax Act. Also included in adjusted net cash flow from operating activities was a $16.1 million net change in operating assets and liabilities, consisting of cash inflows of $77.4 million from a net increase in floorplan borrowings and $35.6 million from increases in accounts payable and accrued expenses. These cash inflows were partially offset by cash outflows of $10.7 million from the net increase in accounts and notes receivable, $44.0 million from the increase in inventory levels, $33.5 million from increases in vehicle receivables and contracts-in-transit, and $9.3 million from the net increase in prepaid expenses and other assets.
For the twelve months ended December 31, 2016, we generated $384.1 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $271.0 million in net cash flow from operating activities, primarily consisting of $147.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $51.2 million, stock-based compensation of $21.1 million, deferred income taxes of $14.2 million and asset impairments of $32.8 million. Also included in adjusted net cash flow from operating activities was a $2.5 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $79.3 million from a net decrease in inventory levels, $76.1 million from increases in accounts payable and accrued expenses, and $7.5 million from the net decrease in prepaid expenses and other assets. These cash inflows were partially offset by cash outflows of $18.7 million from the net increase in accounts and notes receivable, $125.7 million from a net decrease in floorplan borrowings, and $15.6 million from increases in vehicle receivables and contracts-in-transit.
Working Capital. At December 31, 2018, we had $15.8 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
For the twelve months ended December 31, 2018, we used $168.0 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $176.0 million in net cash flow for investing activities, primarily consisting of $119.0 million of cash outflows for dealership acquisition activity and $141.0 million for purchases of property and equipment and to construct new and improve existing facilities. Within this total of property and equipment purchases, $110.1 million was used for capital expenditures and $31.4 million was used for the purchase of real estate associated with existing dealership operations, partially offset by a $0.5 million net increase in the accrual for capital expenditures from the end of 2017. These cash outflows were partially offset by cash inflows of $83.6 million related to dispositions of franchises and fixed assets.
For the twelve months ended December 31, 2017, we used $312.6 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $297.9 million in net cash flow for investing activities, primarily consisting of $94.3 million of cash outflows for dealership acquisition activity and $215.8 million for purchases of property and equipment and to construct new and improve existing facilities. Within this total of property and equipment purchases, $98.3 million was used for capital expenditures, $110.4 million was used for the purchase of real estate associated with existing dealership operations and $7.1 million represents the net decrease in the accrual for capital expenditures from the end of 2016. These cash outflows were partially offset by cash inflows of $10.7 million related to dispositions of franchises and fixed assets and $1.6 million of other items.
For the twelve months ended December 31, 2016, we used $174.0 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $190.6 million in net cash flow for investing activities, primarily consisting of $57.3 million of cash outflows for dealership acquisition activity and $156.5 million for purchases of property and equipment and to construct new and improve existing facilities. Within this total of property and equipment purchases, $100.6 million was used for capital expenditures, $39.1 million was used for the purchase of real estate associated with existing dealership operations, and $16.8 million was a net decrease in the accrual for capital expenditures from the end of 2015. These cash outflows were partially offset by cash inflows of $20.2 million related to dispositions of franchises and fixed assets and $3.0 million of other items.
Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for 2019 to be no more than $120.0 million excluding expenditures related to future acquisitions, which could generally be funded from excess cash.

Acquisitions & Dispositions. We generally purchase businesses based on expected return on investment. Cash needed to complete our acquisitions generally comes from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities, term loans and our Acquisition Line.
Sources and Uses of Liquidity from Financing Activities
For the twelve months ended December 31, 2018, we used $109.5 million in net cash flow from financing activities. On an adjusted basis for the same period, we used $141.4 million in net cash flow from financing activities, primarily related to cash outflows of $183.9 million related to the repurchase of our Company's common stock, $36.8 million of net payments on our real estate debt, and $20.9 million for dividend payments. These outflows were partially offset by cash inflows of $75.3 million in net borrowings on our Floorplan lines (representing the net cash activity in our floorplan offset accounts), $6.9 million of net borrowings on our Acquisition Line and $14.3 million of net borrowings of other debt.
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
The following table summarizes the position of our U.S. credit facilities as of December 31, 2018, (in thousands):

	As of December 31, 2018
U.S. Credit Facilities	Total Commitment	Outstanding	Available
Floorplan Line(1)	$1,465,356	$1,217,765	$247,591
Acquisition Line(2)	334,644	57,019	277,625
Total Revolving Credit Facility	1,800,000	1,274,784	525,216
FMCC Facility(3)	300,000	160,686	139,314
Total U.S. Credit Facilities(4)	$2,100,000	$1,435,470	$664,530

(1)	The available balance as of December 31, 2018 includes $33.6 million of immediately available funds.

(2)
The outstanding balance of $57.0 million is related to outstanding letters of credit of $25.3 million and $31.7 million in borrowings as of December 31, 2018. The borrowings outstanding under the Acquisition Line represent 25.0 million British pound sterling translated at the spot rate on the day borrowed, solely for the purpose of calculating the Outstanding and Available borrowings under the Acquisition Line. The available borrowings may be limited from time to time, based on certain debt covenants.

(3)	The available balance as of December 31, 2018 includes $0.1 million of immediately available funds.

(4)
The outstanding balance excludes $298.2 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). As of December 31, 2018, the Credit Facility Restricted Payment Basket totaled $72.4 million and we were in compliance with all our financial covenants, including:

	As of December 31, 2018
	Required	Actual
Total Adjusted Leverage Ratio	< 5.50	3.80
Fixed Charge Coverage Ratio	> 1.20	2.42
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
See Note 12, “Credit Facilities” and Note 13, “Long-Term Debt”, within our Notes to Consolidated Financial Statements, for further discussion of our credit facilities, debt instruments and other financing arrangements existing as of December 31, 2018.
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
In October 2018, the Board of Directors authorized an increase to the previously authorized repurchase amount that was remaining under the plan to $100 million. Under both of the authorizations, we repurchased 2,849,652 shares during 2018 at an average price of $63.75 per share, for a total of $181.7 million, leaving $49.7 million available for future repurchases. During the three months ended December 31, 2018, 1,313,786 shares were repurchased for a total cost of $75.3 million. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.
Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors. Further, we are limited under the terms of the Revolving Credit Facility, certain mortgage term loans, 5.00% Notes and 5.25% Notes in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock. As of December 31, 2018, the restricted payment baskets limited us to $72.4 million in restricted payments. Generally, these restricted payment baskets will increase in future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases. For the twelve months ended December 31, 2018, we paid dividends of $20.1 million to common stock shareholders and $0.8 million to unvested restricted stock award holders.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Floorplan notes payable	$1,676,639	$1,676,639	$—	$—	$—
Acquisition line payable	31,842	—	31,842		—
Estimated interest payments on floor plan notes payable (1)	19,134	15,211	3,923	—	—
Debt obligations (2)	1,322,461	112,340	110,338	957,732	142,051
Estimated interest payments on fixed-rate long-term debt obligations (3)	179,974	46,283	89,956	42,600	1,135
Estimated interest payments on variable-rate long-term debt obligations (4)	59,388	14,298	23,482	14,190	7,418
Capital lease obligations	48,612	6,165	7,460	7,490	27,497
Estimated interest on capital lease obligations	29,003	3,796	6,606	5,016	13,585
Operating lease obligations	296,543	38,298	65,608	50,975	141,662
Estimated interest payments on interest rate risk management obligations (5)	1,811	115	1,696	—	—
Purchase commitments (6)	10,932	8,609	2,297	26	—
Total	$3,676,339	$1,921,754	$343,208	$1,078,029	$333,348

(1)
Calculated using the Floorplan Line outstanding balance and weighted average interest rate at December 31, 2018, and the assumption that these liabilities would be settled within 66 days, which approximates our weighted average new vehicle inventory days outstanding. In addition, amounts include estimated commitment fees on the unused portion of the Floorplan Line through the term of the Revolving Credit Facility, assuming no additional Floorplan Line borrowings beyond 66 days.

(2)	Payments due within 1 year include $25.3 million of outstanding letters of credit associated with the Acquisition Line of our Revolving Credit Facility.

(3)	Includes interest on our 5.00% Notes, 5.25% Notes and other real estate related debt.

(4)
Includes interest on letters of credit associated with the Acquisition Line of our Revolving Credit Facility, commitment fees on the unused portion of the Acquisition Line through the term of the Revolving Credit Facility, and estimated interest on our U.K. Notes, Brazil Note and other real estate related debt.

(5)
Amounts represent the estimated net future settlement of our obligation to pay a fixed interest rate and right to receive a variable interest rate, based upon a forecasted LIBOR forward curve and the maturity date of each obligation. The estimated fair value of these obligations as of December 31, 2018 was $1.8 million. These amounts exclude the impact of estimated net future settlements of $4.3 million, $7.9 million, $2.2 million and $6.0 million, in which our right to receive a variable interest rate exceeds our obligation to pay a fixed interest rate for periods 1 year, 2-3 years, 4-5 years and thereafter, respectively.

(6)
Includes Information Technology commitments and other. See Note 15, “Commitments and Contingencies”, within the Notes to Consolidated Financial Statements, for additional discussion of our contractual obligations.

Non-GAAP Financial Measures
In addition to evaluating the financial condition and results of our operations in accordance with U.S. GAAP, from time to time our management evaluates and analyzes results and any impact on the Company of strategic decisions and actions relating to, among other things, cost reduction, growth, and profitability improvement initiatives, and other events outside of normal, or "core," business and operations, by considering alternative financial measures not prepared in accordance with U.S. GAAP. In our evaluation of results from time to time, we exclude items that do not arise directly from core operations, such as non-cash asset impairment charges, gains and losses on dealership franchise or real estate transactions, and catastrophic weather events such as hail storms, hurricanes, and snow storms. Because these non-core charges and gains materially affect the Company's financial condition or results in the specific period in which they are recognized, management also evaluates, and makes resource allocation and performance evaluation decisions based on, the related non-GAAP measures excluding such items. This includes evaluating measures such as adjusted selling, general and administrative expenses, adjusted net income, adjusted diluted income per share, adjusted cash flows from operating, investing and financing activities and constant currency. These adjusted measures are not measures of financial performance under U.S. GAAP, but are instead considered non-GAAP financial performance measures. Non-GAAP measures do not have definitions under U.S. GAAP and may be defined differently by, and not be comparable to, similarly titled measures used by other companies. As a result, any non-GAAP financial measures considered and evaluated by management are reviewed in conjunction with a review of the most directly comparable measures calculated in accordance with U.S. GAAP. We caution investors not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable U.S. GAAP measures.
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
The following tables reconcile certain reported non-GAAP measures to the most comparable U.S. GAAP measure from our Statements of Operations by segment and on a consolidated basis (dollars in thousands, except per share amounts; may not foot due to rounding). Only adjusted amounts are reconciled below:

	U.S. Adjustments for
	Year Ended December 31, 2018
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Legal settlements	Non-cash asset impairment	Tax rate changes	Non-GAAP Adjusted
Finance, insurance, and other revenues, net	$401,271	$(1,075)	$—	$—	$—	$—	$400,196
Selling, general and administrative expenses	982,064	(6,417)	25,186	(1,285)	—	—	999,548
Asset impairments	43,398	—	—	—	(43,398)	—	—
Income (loss) from operations	312,963	5,342	(25,186)	1,285	43,398	—	337,802
Income (loss) before income taxes	192,105	5,342	(25,186)	1,285	43,398	—	216,944
Benefit (provision) for income taxes	(43,734)	(1,330)	6,087	(324)	(10,285)	(705)	(50,291)
Net income (loss)	$148,371	$4,012	$(19,099)	$961	$33,113	$(705)	$166,653

SG&A as % Gross Profit:	70.6						71.9
Operating Margin %:	3.6						3.9
Pretax Margin %:	2.2						2.5

Same Store Finance, insurance, and other revenues, net	$391,730	$(1,075)	$—	$—	$—	$—	$390,655
Same Store SG&A	979,531	(6,417)	2,372	(1,285)	—	—	974,201
Same Store SG&A as % Gross Profit:	71.8						71.5

Same Store income (loss) from operations	$290,518	$5,342	$(2,372)	$1,285	$42,154	$—	$336,927
Same Store Operating Margin %:	3.4						3.9

	U.K. Adjustments for
	Year Ended December 31, 2018
	U.S. GAAP	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$240,403	$—	$240,403
Asset impairments	485	(485)	—
Income from operations	26,428	485	26,913
Income before income taxes	13,309	485	13,794
Provision for income taxes	(2,549)	(83)	(2,632)
Net income	$10,760	$402	$11,162

SG&A as % Gross Profit	85.9		85.9
Operating Margin %:	1.1		1.1
Pretax Margin %:	0.5		0.6

Same Store SG&A	$196,899	$—	$196,899
Same Store SG&A as % Gross Profit	86.3		86.3

Same Store income from operations	$20,495	$485	$20,980
Same Store Operating Margin %:	1.0		1.1

	Brazil Adjustments for
	Year Ended December 31, 2018
	U.S. GAAP	Legal settlements	Non-GAAP Adjusted
Selling, general and administrative expenses	$50,590	$(3,670)	$46,920
Income (loss) from operations	1,692	3,670	5,362
Income (loss) before income taxes	(11)	3,670	3,659
Benefit (provision) for income taxes	(1,348)	(530)	(1,878)
Net income (loss)	$(1,359)	$3,140	$1,781

SG&A as % Gross Profit	93.9		87.1
Operating Margin %:	0.4		1.2
Pretax Margin %:	—		0.8

Same Store SG&A	$48,050	$(2,934)	$45,116
Same Store SG&A as % Gross Profit	92.6		87.0

Same Store income (loss) from operations	$2,227	$2,934	$5,161
Same Store Operating Margin %:	0.5		1.2

	Consolidated Adjustments for
	Year Ended December 31, 2018
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Legal settlements	Non-cash asset impairment	Tax rate changes	Non-GAAP Adjusted
Finance, insurance, and other revenues, net	$467,453	$(1,075)	$—	$—	$—	$—	$466,378
Selling, general and administrative expenses	1,273,057	(6,417)	25,186	(4,955)	—	—	1,286,871
Asset impairments	43,883	—	—	—	(43,883)	—	—
Income (loss) from operations	341,083	5,342	(25,186)	4,955	43,883	—	370,077
Income (loss) before income taxes	205,403	5,342	(25,186)	4,955	43,883	—	234,397
Benefit (provision) for income taxes	(47,631)	(1,330)	6,087	(854)	(10,368)	(705)	(54,801)
Net income (loss)	$157,772	$4,012	$(19,099)	$4,101	$33,515	$(705)	$179,596
Less: Adjusted earnings (loss) allocated to participating securities	5,414	139	(660)	141	1,159	(24)	6,169
Adjusted net income (loss) available to diluted common shares	$152,358	$3,873	$(18,439)	$3,960	$32,356	$(681)	$173,427

Diluted income (loss) per common share	$7.83	$0.20	$(0.95)	$0.21	$1.65	$(0.03)	$8.91

Effective tax rate %	23.2						23.4

SG&A as % Gross Profit:	73.8						74.6
Operating Margin %:	2.9						3.2
Pretax Margin %:	1.8						2.0

Same Store Finance, insurance, and other revenues, net	$446,148	$(1,075)	$—	$—	$—	$—	$445,073
Same Store SG&A	1,224,480	(6,417)	2,372	(4,220)	—	—	1,216,215
Same Store SG&A as % Gross Profit	74.5						74.0

Same Store income (loss) from operations	$313,240	$5,342	$(2,372)	$4,220	$42,639	$—	$363,069
Same Store Operating Margin %:	2.9						3.3

	U.S. Adjustments for
	Year Ended December 31, 2017
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Legal settlements	Non-cash asset impairment	Allowance for uncertain tax positions	Tax Rate Changes	Non-GAAP Adjusted
Finance, insurance, and other revenues, net	$375,954	$6,550	$—	$—	$—	$—	$—	$382,504
Selling, general and administrative expenses	983,974	(8,792)	(798)	1,113	—	—	—	975,497
Asset impairments	12,762	—	—	—	(12,762)	$—	—	—
Income (loss) from operations	320,293	15,342	798	(1,113)	12,762	$—	—	348,082
Income (loss) before income taxes	206,579	15,342	798	(1,113)	12,762	$—	—	234,368
Benefit (provision) for income taxes	(5,679)	(5,926)	(301)	426	(4,801)	$834	(73,028)	(88,475)
Net income (loss)	$200,900	$9,416	$497	$(687)	$7,961	$834	$(73,028)	$145,893

SG&A as % Gross Profit:	72.1							71.1
Operating Margin %:	3.7							4.0
Pretax Margin %:	2.4							2.7
2017 v. 2018
Same Store Finance, insurance, and other revenues, net (1)	$371,932	$6,550	$—	$—	$—	$—	$—	$378,482
Same Store SG&A (1)	$973,412	$(8,792)	$(798)	$1,113	$—	$—	$—	$964,935
Same Store SG&A as % Gross Profit: (1)	72.0							71.1

Same Store income (loss) from operations (1)	$319,682	$15,341	$798	$(1,113)	$11,067	$—	$—	$345,775
Same Store Operating Margin %:(1)	3.7							4.0
2017 v. 2016
Same Store Finance, insurance, and other revenues, net (1)	$372,001	$6,550	$—	$—	$—	$—	$—	$378,551
Same Store SG&A (1)	$975,701	$(8,792)	$(798)	$1,113	$—	$—	$—	$967,224
Same Store SG&A as % Gross Profit: (1)	72.0							71.0

Same Store income (loss) from operations (1)	$319,800	$15,342	$798	$(1,113)	$12,762	$—	$—	$347,589
Same Store Operating Margin %:(1)	3.7							4.0
(1) As further described in “Results of Operations,” Same Store results for 2017 that are compared to 2018 differ from those used in the comparison to 2016.

	U.K. Adjustments for
	Year Ended December 31, 2017
	U.S. GAAP	Acquisition costs	Non-GAAP Adjusted
Selling, general and administrative expenses	$191,570	$(288)	$191,282
Income from operations	25,485	288	25,773
Income before income taxes	17,094	288	17,382
Provision for income taxes	(2,142)	—	(2,142)
Net income	$14,952	$288	$15,240

SG&A as % Gross Profit:	85.0		84.9
Operating Margin %:	1.3		1.3
Pretax Margin %:	0.9		0.9
2017 v. 2018
Same Store SG&A (1)	$186,160	$(288)	$185,872
Same Store SG&A as % Gross Profit: (1)	84.1		84.0

Same Store income from operations (1)	$27,005	$288	$27,293
Same Store Operating Margin %: (1)	1.4		1.4
2017 v. 2016
Same Store SG&A (1)	$156,369	$(288)	$156,081
Same Store SG&A as % Gross Profit: (1)	81.8		81.7

Same Store income from operations (1)	$27,967	$288	$28,255
Same Store Operating Margin %: (1)	1.7		1.7
(1) As further described in “Results of Operations,” Same Store results for 2017 that are compared to 2018 differ from those used in the comparison to 2016.

	Brazil Adjustments for
	Year Ended December 31, 2017
	U.S. GAAP	Severance costs	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$50,651	$(475)	$—	$50,176
Asset impairments	6,744	—	(6,744)	—
Income (loss) from operations	(3,906)	475	6,744	3,313
Income (loss) before income taxes	(4,670)	475	6,744	2,549
Benefit (provision) for income taxes	2,260	(122)	(2,293)	(155)
Net income (loss)	$(2,410)	$353	$4,451	$2,394

SG&A as % Gross Profit:	92.2			91.3
Operating Margin %:	(0.9)			0.7
Pretax Margin %:	(1.0)			0.6
2017 v. 2018
Same Store SG&A (1)	$49,599	$(475)	$—	$49,124
Same Store SG&A as % Gross Profit: (1)	91.0			90.2

Same Store income (loss) from operations (1)	$(3,318)	$—	$—	$3,901
Same Store Operating Margin %: (1)	(0.7)			0.9
2017 v. 2016
Same Store SG&A (1)	$47,926	$(475)	$—	$47,451
Same Store SG&A as % Gross Profit: (1)	90.0			89.1

Same Store income (loss) from operations (1)	$(2,835)	$475	$6,744	$4,384
Same Store Operating Margin %: (1)	(0.6)			1.0
(1) As further described in “Results of Operations,” Same Store results for 2017 that are compared to 2018 differ from those used in the comparison to 2016.

	Consolidated Adjustments for
		Year Ended December 31, 2017
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Severance costs	Acquisition costs	Legal settlements(2)	Non-cash asset impairment	Allowance for uncertain tax positions	Tax Rate Changes	Non-GAAP Adjusted
Finance, insurance, and other revenues, net	$429,002	$6,550	$—	$—	$—	$—	$—	$—	$—	$435,552
Selling, general and administrative expenses	1,226,195	(8,792)	(798)	(475)	(288)	1,113	—	—	—	1,216,955
Asset impairments	19,506	—	—	—	—	—	(19,505)	—	—	—
Income (loss) from operations	341,872	15,342	798	475	288	(1,113)	19,505	—	—	377,167
Income (loss) before income taxes	219,003	15,342	798	475	288	(1,113)	19,505	—	—	254,298
Benefit (provision) for income taxes	(5,561)	(5,926)	(301)	(122)	—	426	(7,094)	834	(73,028)	(90,772)
Net income (loss)	$213,442	$9,416	$497	$353	$288	$(687)	$12,411	$834	$(73,028)	$163,526
Less: Adjusted earnings (loss) allocated to participating securities	7,511	334	18	13	10	(24)	441	30	(2,595)	5,738
Adjusted net income (loss) available to diluted common shares	$205,931	$9,081	$479	$340	$278	$(663)	$11,971	$804	$(70,433)	$157,788

Diluted income (loss) per common share	$10.08	$0.45	$0.03	$0.01	$0.01	$(0.03)	$0.59	$0.04	$(3.45)	$7.73

Effective tax rate %	2.5									35.7

SG&A as % Gross Profit:	74.5									73.7
Operating Margin %:	3.1									3.4
Pretax Margin %:	2.0									2.3
2017 v. 2018
Same Store Finance, insurance, and other revenues, net (1)	$423,801	$6,550	$—	$—	$—	$—	$—	$—	$—	$430,351
Same Store SG&A (1)	1,209,171	(8,792)	(798)	(475)	(288)	1,113	—	—	—	1,199,931
Same Store SG&A as % Gross Profit: (1)	74.3									73.5

Same Store income (loss) from operations (1)	$343,369	$15,341	$798	$475	$288	$(1,113)	$17,811	$—	$—	$376,969
Same Store Operating Margin %: (1)	3.1									3.4
2017 v. 2016
Same Store Finance, insurance, and other revenues, net (1)	$417,905	$6,550	$—	$—	$—	$—	$—	$—	$—	$424,455
Same Store SG&A (1)	1,179,996	$(8,792)	$(798)	$(475)	$(288)	$1,113	$—	$—	$—	1,170,756
Same Store SG&A as % Gross Profit: (1)	73.8									72.9

Same Store income (loss) from operations (3)	$344,932	$15,342	$798	$475	$288	$(1,113)	$19,505	$—	$—	$380,227
Same Store Operating Margin %: (1)	3.2									3.5

(1)	As further described in “Results of Operations”, Same Store results for 2017 that are compared to 2018 differ from those used in comparison to 2016.

(2)	For the year ended December 31, 2017, we recognized a net pre-tax gain related to a settlement with an OEM of $1.8 million.

	U.S. Adjustments for
	Year Ended December 31, 2016
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Severance costs	Acquisition costs	Legal settlements	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$965,139	$(5,873)	$2,838	$(1,837)	$(30)	$11,671	$—	$971,908
Asset impairments	21,794	—	(124)	—	—	—	(21,670)	—
Income (loss) from operations	324,944	5,873	(2,714)	1,837	30	(11,671)	21,670	339,969
Income (loss) before income taxes	222,180	5,873	(2,714)	1,837	30	(11,671)	21,670	237,205
Benefit (provision) for income taxes	(82,541)	(2,207)	1,015	(686)	(11)	4,359	(8,126)	(88,197)
Net income (loss)	$139,639	$3,666	$(1,699)	$1,151	$19	$(7,312)	$13,544	$149,008

SG&A as % Gross Profit:	71.2							71.7
Operating Margin %:	3.7							3.9
Pretax Margin %:	2.5							2.7

Same Store SG&A	$955,108	$(5,873)	$(384)	$(1,837)	$(30)	$9,864	$—	$956,848
Same Store SG&A as % Gross Profit:	71.2							71.4

Same Store income from operations	$321,658	$5,873	$385	$1,837	$30	$(9,864)	$21,671	$341,590
Same Store Operating Margin %:	3.7							4.0

	U.K. Adjustments for
	Year Ended December 31, 2016
	U.S. GAAP	Gain (loss) on real estate and dealership transactions	Severance costs	Acquisition costs	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$158,636	$(223)	$(122)	$(561)	$—	$157,730
Asset impairments	201	(168)	—	—	(33)	—
Income from operations	27,551	391	122	561	33	28,658
Income before income taxes	18,132	391	122	561	33	19,239
Provision for income taxes	(3,697)	(78)	(24)	—	(7)	(3,806)
Net income	$14,435	$313	$98	$561	$26	$15,433

SG&A as % Gross Profit:	82.2					81.7
Operating Margin %:	1.6					1.7
Pretax Margin %:	1.1					1.1

Same Store SG&A	$150,626	$(61)	$(122)	$(561)	$—	$149,882
Same Store SG&A as % Gross Profit:	80.1					79.7

Same Store income from operations	$30,875	$229	$122	$561	$33	$31,820
Same Store Operating Margin %:	1.8					1.9

	Brazil Adjustments for
	Year Ended December 31, 2016
	U.S. GAAP	Gain (loss) on real estate and dealership transactions	Foreign transaction tax	Foreign deferred income tax benefit	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$46,988	$(372)	$(274)	$—	$—	$46,342
Asset impairments	10,843	(423)	—	—	(10,420)	—
Income (loss) from operations	(12,261)	795	274	—	10,420	(772)
Income (loss) before income taxes	(12,941)	795	274	—	10,420	(1,452)
Benefit (provision) for income taxes	5,932	—	—	(1,686)	(3,543)	703
Net income (loss)	$(7,009)	$795	$274	$(1,686)	$6,877	$(749)

SG&A as % Gross Profit:	100.5					99.2
Operating Margin %:	(2.9)					(0.2)
Pretax Margin %:	(3.0)					(0.3)

Same Store SG&A	$40,315	$—	$(274)	$—	$—	$40,041
Same Store SG&A as % Gross Profit:	95.2					94.6

Same Store income (loss) from operations	$(9,590)	$—	$274	$—	$10,420	$1,104
Same Store Operating Margin %:	(2.4)					0.3

	Consolidated Adjustments for
	Year Ended December 31, 2016
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Severance costs	Acquisition costs	Legal settlements (1)	Foreign transaction tax	Foreign deferred income tax benefit	Non-cash asset impairment	Non-GAAP Adjusted
Selling, general and administrative expenses	$1,170,763	$(5,873)	$2,243	$(1,959)	$(591)	$11,671	$(274)	$—	$—	$1,175,980
Asset impairments	32,838	—	(714)	—	—	—	—	—	(32,124)	—
Income (loss) from operations	340,234	5,873	(1,529)	1,959	591	(11,671)	274	—	32,124	367,855
Income (loss) before income taxes	227,371	5,873	(1,529)	1,959	591	(11,671)	274	—	32,124	254,992
Benefit (provision) for income taxes	(80,306)	(2,207)	937	(710)	(11)	4,359	—	(1,686)	(11,676)	(91,300)
Net income (loss)	$147,065	$3,666	$(592)	$1,249	$580	$(7,312)	$274	$(1,686)	$20,448	$163,692
Less: Adjusted earnings (loss) allocated to participating securities	5,869	147	(24)	50	23	(293)	11	(68)	822	6,537
Adjusted net income (loss) available to diluted common shares	$141,196	$3,519	$(568)	$1,199	$557	$(7,019)	$263	$(1,618)	$19,626	$157,155

Diluted income (loss) per common share	$6.67	$0.17	$(0.03)	$0.05	$0.02	$(0.33)	$0.01	$(0.07)	$0.93	$7.42

Effective tax rate	35.3									35.8

SG&A as % Gross Profit:	73.4									73.7
Operating Margin %:	3.1									3.4
Pretax Margin %:	2.1									2.3

Same Store SG&A	$1,146,049	$(5,873)	$(446)	$(1,959)	$(591)	$9,864	$(274)	$—	$—	$1,146,770
Same Store SG&A as % Gross Profit:	72.9									73.0

Same Store income from operations	$342,943	$5,873	$614	$1,959	$591	$(9,864)	$274	$—	$32,124	$374,514
Same Store Operating Margin %	3.2									3.5
(1) For the year ended December 31, 2016, the Company recognized a net pre-tax gain related to a settlement with an OEM of $11.7 million ($9.9 million on a Same Store basis).

The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$269,978	$196,515	$384,097
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition related activity	62,209	88,742	(113,116)
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	(22,400)	(3,000)	—
Adjusted net cash provided by (used in) operating activities	$309,787	$282,257	$270,981
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	$(168,001)	$(312,598)	$(174,040)
Change in cash paid for acquisitions, associated with floorplan notes payable	16,306	14,733	—
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(24,267)	—	(16,599)
Adjusted net cash provided by (used in) investing activities	$(175,962)	$(297,865)	$(190,639)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	$(109,543)	$121,476	$(205,007)
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	(31,848)	(100,475)	129,715
Adjusted net cash provided by (used in) financing activities	$(141,391)	$21,001	$(75,292)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We manage a portion of our interest rate risks through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided about foreign currency exchange rates and financial instruments to which we are a party at December 31, 2018, and from which we may incur future gains or losses from changes in market interest rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of December 31, 2018, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $521.6 million and $543.7 million, respectively. Our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $286.5 million and $296.7 million, respectively, at December 31, 2018. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $79.5 million and a fair value of $76.2 million as of December 31, 2018.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
We use interest rate swaps to adjust our exposure to interest rate movements, when appropriate, based upon market conditions. As of December 31, 2018, we held interest rate swaps in effect with aggregate notional amounts of $753.1 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.4%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate real estate related borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. As of December 31, 2018, net unrealized gain, net of income taxes, totaled $8.9 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges and were determined to be effective. In addition to the $753.1 million of swaps in effect as of December 31, 2018, we also held 5 interest rate swaps with forward start dates between January 2019 and December 2020 and expiration dates between December 2021 and December 2030. As of December 31, 2018, the aggregate notional amount of these swaps was $275.0 million with a weighted average interest rate of 1.9%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2030 does not exceed $902.4 million.
A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions):

	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030
Average notional amount in effect during the period	$805	$901	$549	$418	$154	$132	$125	$125	$100	$100	$100	$100	$100
Weighted average interest rate during the period	2.62%	2.30%	2.21%	1.77%	1.77%	1.82%	1.81%	1.81%	1.85%	1.85%	1.85%	1.85%	1.85%
As of December 31, 2018, we had $1.9 billion of variable-rate borrowings outstanding. Based on the average amount of variable-rate borrowings outstanding for 2018, and before the impact of our interest rate swaps described below, a 100 basis-point change in interest rates would have resulted in an approximate $17.5 million change to our annual interest expense. After consideration of the average interest rate swaps in effect during 2018, a 100 basis-point change would have yielded a net annual change of $9.3 million in annual interest expense. This interest rate sensitivity increased from the similar analysis prepared for 2017, primarily as a result of the increase in variable-rate floorplan borrowings, which was partially offset by an increase in the average notional swap amount outstanding between periods.

Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the years ended December 31, 2018 and December 31, 2017, we recognized $47.3 million and $48.9 million of interest assistance as a reduction of new vehicle cost of sales, respectively. For the past three years, the reduction to our new vehicle cost of sales has ranged from 77.1% of our floorplan interest expense on a consolidated basis for the fourth quarter of 2018 to 116.6% in the third quarter of 2016. In the U.S., manufacturer’s interest assistance was 85.7% of floorplan interest expense in the fourth quarter of 2018. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical practice of the OEMs, that an increase in prevailing interest rates would result in increased assistance from certain manufacturers over time.
Foreign Currency Exchange Rates. As of December 31, 2018, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may temporarily impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in a $221.6 million decrease to our revenues for the year ended December 31, 2018. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in a $40.1 million decrease to our revenues for the year ended December 31, 2018. We believe that inflation rates over the last few years have not had a significant impact on our consolidated revenues or profitability. We do not expect inflation to have near-term material effects on the sale of our products and services on a consolidated basis; however, we cannot be sure there will be no such effect in the future. We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.
Item 8. Financial Statements and Supplementary Data
See our Consolidated Financial Statements beginning on page F-1 for the information required by this Item and incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.
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

Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2018, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the 2013 framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered accounting firm who audited the Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting. This report, dated February 19, 2019, appears on the following page.
Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Group 1 Automotive, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Group 1 Automotive, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Group 1 Automotive, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 19, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 19, 2019

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers of Group 1
The following sets forth certain information regarding our executive officers as of February 19, 2019.

Name	Age	Position	Years with Group 1	Years of Automotive Experience
Earl J. Hesterberg	65	President and Chief Executive Officer	13.5	44
Daryl A. Kenningham	54	President, U.S. Operations	7.5	31
John C. Rickel	57	Senior Vice President and Chief Financial Officer	13	35
Frank Grese Jr.	66	Senior Vice President of Human Resources, Training, and Operations Support	14	44
Peter C. DeLongchamps	58	Senior Vice President, Manufacturer Relations, Financial Services and Public Affairs	14.5	36
Earl J. Hesterberg has served as our President and Chief Executive Officer and as a director since April 2005. Prior to joining us, Mr. Hesterberg had served as Group Vice President, North America Marketing, Sales and Service for Ford Motor Company, a global manufacturer and distributor of cars, trucks and automotive parts, since October 2004. From July 1999 to September 2004, he served as Vice President, Marketing, Sales and Service for Ford of Europe, and from 1999 until 2005, he served on the supervisory board of Ford Werke AG. Mr. Hesterberg has also served as President and Chief Executive Officer of Gulf States Toyota, an independent regional distributor of new Toyota vehicles, parts and accessories. He has also held various senior sales, marketing, general management, and parts and service positions with Nissan Motor Corporation in U.S.A. and Nissan Europe, both of which are wholly‑owned by Nissan Motor Co., Ltd., a global provider of automotive products and services. Mr. Hesterberg serves on the Board of Directors of Stage Stores, Inc., a national retail clothing chain with over 800 stores located in 42 states where he is a member of the Corporate Governance and Nominating Committee and Chairman of the Compensation Committee. He is a past member of the Board of Trustees of Davidson College. Mr. Hesterberg also serves on the Board of Directors of the Greater Houston Partnership, where he serves on the Executive Committee and is Chairman of the Business Issues Committee. Mr. Hesterberg received his B.A. in Psychology at Davidson College and his M.B.A. from Xavier University in 1978.
Daryl A. Kenningham has served as President, U.S. Operations since May 2017. Previously, he served as Regional Vice President of the West Region from February 2016 through April 2017 and as Regional Vice President of the East Region from April 2011 through January 2016. Prior to joining Group 1, he served as the Chief Operating Officer of Ascent Automotive in Houston and previously held a variety of sales, marketing, finance and automotive logistics positions with Gulf States Toyota. He also held various sales, marketing and vehicle distribution positions in the United States and Japan with Nissan Motor Corporation, where he began his career in 1988. Mr. Kenningham earned his Bachelor of Arts degree from the University of Michigan and his Master of Business Administration from the University of Florida.
John C. Rickel was appointed Senior Vice President and Chief Financial Officer in December 2005. From 1984 until joining Group 1, Mr. Rickel held a number of executive and managerial positions of increasing responsibility with Ford Motor Company, a global manufacturer and distributor of cars, trucks and automotive parts. He most recently served as Controller, Ford Americas, where he was responsible for the financial management of Ford’s western hemisphere automotive operations. Immediately prior to that, he was Chief Financial Officer of Ford Europe, where he oversaw all accounting, financial planning, information services, tax and investor relations activities. From 2002 to 2004, Mr. Rickel was Chairman of the Board of Directors of Ford Russia, and a member of the Board of Directors and the Audit Committee of Ford Otosan, a publicly traded automotive company located in Turkey and owned 41% by Ford. In 2018, Mr. Rickel was appointed director of U.S. Xpress Enterprises, Inc., the nation's fifth largest asset-backed truckload carrier by revenue, providing services primarily throughout the United States, where he serves on the Audit Committee and is Chairman of the Governance Committee. Mr. Rickel received his B.S.B.A. and M.B.A. from The Ohio State University.
Frank Grese Jr. was appointed Senior Vice President of Human Resources, Training, and Operations Support effective February 1, 2016. Prior to that appointment, Mr. Grese served as Regional Vice President of the West Region from January 2006 to January 2016, and served as the Platform President of Group 1 Atlanta from December 2004 to December 2005. Mr. Grese began his automotive career in the Ford Management Training Program in 1974 where he progressed through various assignments in district offices, as well as Ford headquarters in Detroit. He joined Nissan in 1982, where he ultimately held the position of National Dealer Advertising Manager. In 1986, Mr. Grese left the manufacturer side of the business and began working in various executive positions, including chief operating officer and district president, with large public and private dealer groups. He last served as Director of Dealership Operations, working extensively with underperforming stores, for a large private dealer group. Mr. Grese graduated from the University of Georgia with a degree in journalism.
Peter C. DeLongchamps has served as Group 1’s Senior Vice President, Manufacturer Relations, Financial Services and Public Affairs since January 2018. He previously served as Group 1’s Vice President, Manufacturer Relations, Financial Services and Public Affairs from January 2012 through December 2017, and as Vice President, Manufacturer Relations and Public Affairs from January 2006 through December 2011. Mr. DeLongchamps served as Vice President, Manufacturer Relations from July 2004 through December 2005. Mr. DeLongchamps began his automotive retailing career in 1980, having served as District Manager for General Motors Corporation and Regional Operations Manager for BMW of North America, as well as various other management positions in the automotive industry. Immediately prior to joining Group 1 in 2004, he was President of Advantage BMW, a Houston-based automotive retailer. Mr. DeLongchamps also serves on the Board of Directors of Junior Achievement of Southeast Texas. Mr. DeLongchamps received his B.B.A. from Baylor University.
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
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement prepared in connection with the 2019 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2018.
Item 11. Executive Compensation
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement prepared in connection with the 2019 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 12, the information to be disclosed in our definitive proxy statement prepared in connection with the 2019 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 13, the information to be disclosed in our definitive proxy statement prepared in connection with the 2019 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2018.
Item 14. Principal Accounting Fees and Services
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 14, the information to be disclosed in our definitive proxy statement prepared in connection with the 2019 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2018.

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
Item 16. Form 10-K Summary
None.

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

10.15*	—
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

10.16*	—
Form of Indemnification Agreement of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)

10.17*	—
Group 1 Automotive, Inc. 2018 Short Term Incentive Plan Guidelines (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.'s Current Report on Form 8-K (File No. 001-134561) filed March 3, 2017)

10.18	—
Officer’s Terms of Engagement and Guarantees between UAB Motors Participações S.A. and Lincoln da Cunha Pereira Filho dated as of February 28, 2013 (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2013)

10.19	—
Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)

10.20	—
First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)

10.21	—
Second Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2009)

10.22*	—
Third Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 15, 2010)

10.23	—
Fourth Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, signed August 15, 2018 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13451) for the quarter ended September 30, 2018)

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
Form of Restricted Stock Agreement with Qualified Retirement Provisions (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Current Report on Form 8K (File No. 001-13461) filed May 22, 2018)

10.33†*		Form of Phantom Stock Agreement (Cash Settlement) for Non-Employee Directors
10.34†*		Form of Restricted Stock Agreement for Non-Employee Directors
10.35*	—
Form of Senior Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.36*	—
Form of Restricted Stock Agreement with Qualified Retirement Provisions (incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.37*	—
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

10.39*	—
Form of Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.8 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)

10.40*	—
Amendment to Employment Agreement dated effective as of May 17, 2018 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2018)

10.41*	—
Employment Agreement dated effective May 19, 2015 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)

10.42*	—
Non-Compete Agreement dated effective May 19, 2015 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)

10.43	—
Transition Agreement dated December 18, 2015 between Group 1 Automotive, Inc. and J. Brooks O’Hara (incorporated by reference to Exhibit 10.41 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2015)

10.44*	—
Employment Agreement dated December 18, 2015 between Group 1 Automotive, Inc. and J. Brooks O’Hara (incorporated by reference to Exhibit 10.42 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2015)

10.45*	—
Employment Agreement dated January 1, 2009 between Group 1 Automotive, Inc. and John C. Rickel (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)

10.46*	—
Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)

Exhibit Number		Description
10.47*	—
Employment Agreement dated effective as of December 1, 2009 between Group 1 Automotive, Inc. and Darryl M. Burman (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 16, 2009)

10.48*	—
Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)

10.49*	—
Group 1 Automotive, Inc. Aircraft Usage Policy (incorporated by reference to Exhibit 10.41 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2017.)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of February, 2019.

Group 1 Automotive, Inc.

By:	/s/ Earl J. Hesterberg
Earl J. Hesterberg
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 19th day of February, 2019.

Signature	Title

/s/ Earl J. Hesterberg	President and Chief Executive Officer and Director
Earl J. Hesterberg	(Principal Executive Officer)

/s/ John C. Rickel	Senior Vice President and Chief Financial Officer
John C. Rickel	(Principal Financial and Accounting Officer)

/s/ Stephen D. Quinn	Chairman and Director
Stephen D. Quinn

/s/ John L. Adams	Director
John L. Adams

/s/ Carin M. Barth	Director
Carin M. Barth

/s/ Lincoln da Cunha Pereira Filho	Director
Lincoln da Cunha Pereira Filho

/s/ J. Terry Strange	Director
J. Terry Strange

/s/ Charles L. Szews	Director
Charles L. Szews

/s/ Anne Taylor	Director
Anne Taylor

/s/ Max P. Watson, Jr.	Director
Max P. Watson, Jr.

/s/ MaryAnn Wright	Director
MaryAnn Wright

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Group 1 Automotive, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2019 expressed an unqualified opinion thereon.
Adoption of Accounting Standards Update (ASU) No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.
Basis for Opinion
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2002.
Houston, Texas
February 19, 2019

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,932	$28,787
Contracts-in-transit and vehicle receivables, net	265,660	306,433
Accounts and notes receivable, net	193,981	188,611
Inventories, net	1,844,059	1,763,293
Prepaid expenses and other current assets	82,734	42,062
Total current assets	2,402,366	2,329,186
PROPERTY AND EQUIPMENT, net	1,347,835	1,318,959
GOODWILL	963,925	913,034
INTANGIBLE FRANCHISE RIGHTS	259,630	285,632
OTHER ASSETS	27,319	24,254
Total assets	$5,001,075	$4,871,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$1,292,452	$1,240,695
Offset account related to floorplan notes payable - credit facility	(33,637)	(86,547)
Floorplan notes payable — manufacturer affiliates	417,924	397,183
Offset account related to floorplan notes payable - manufacturer affiliates	(100)	(22,500)
Current maturities of long-term debt and short-term financing	92,967	77,609
Current liabilities from interest rate risk management activities	115	1,996
Accounts payable	419,350	412,981
Accrued expenses	197,494	177,070
Total current liabilities	2,386,565	2,198,487
LONG-TERM DEBT, net of current maturities	1,281,489	1,318,184
DEFERRED INCOME TAXES	134,683	124,404
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	1,696	8,583
OTHER LIABILITIES	100,948	97,125
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized; 25,494 and 25,515 issued, respectively	255	255
Additional paid-in capital	292,774	291,461
Retained earnings	1,394,817	1,246,323
Accumulated other comprehensive income (loss)	(137,772)	(123,226)
Treasury stock, at cost; 7,172 and 4,617 shares, respectively	(454,380)	(290,531)
Total stockholders’ equity	1,095,694	1,124,282
Total liabilities and stockholders’ equity	$5,001,075	$4,871,065

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
REVENUES:
New vehicle retail sales	$6,181,371	$6,157,531	$6,046,075
Used vehicle retail sales	3,166,070	2,798,986	2,757,713
Used vehicle wholesale sales	369,575	400,170	401,863
Parts and service sales	1,416,889	1,338,032	1,261,307
Finance, insurance and other, net	467,453	429,002	420,654
Total revenues	11,601,358	11,123,721	10,887,612
COST OF SALES:
New vehicle retail sales	5,870,502	5,835,526	5,729,697
Used vehicle retail sales	2,980,142	2,621,431	2,575,234
Used vehicle wholesale sales	367,880	402,912	406,305
Parts and service sales	657,741	618,343	581,307
Total cost of sales	9,876,265	9,478,212	9,292,543
GROSS PROFIT	1,725,093	1,645,509	1,595,069
Selling, general and administrative expenses	1,273,057	1,226,195	1,170,763
Depreciation and amortization expense	67,070	57,936	51,234
Asset impairments	43,883	19,506	32,838
INCOME (LOSS) FROM OPERATIONS	341,083	341,872	340,234
OTHER INCOME (EXPENSE):
Floorplan interest expense	(59,882)	(52,372)	(44,927)
Other interest expense, net	(75,798)	(70,497)	(67,936)
INCOME (LOSS) BEFORE INCOME TAXES	205,403	219,003	227,371
Benefit (provision) for income taxes	(47,631)	(5,561)	(80,306)
NET INCOME (LOSS)	$157,772	$213,442	$147,065
BASIC EARNINGS (LOSS) PER SHARE	$7.83	$10.08	$6.67
Weighted average common shares outstanding	19,453	20,420	21,161
DILUTED EARNINGS (LOSS) PER SHARE	$7.83	$10.08	$6.67
Weighted average common shares outstanding	19,461	20,425	21,170
CASH DIVIDENDS PER COMMON SHARE	$1.04	$0.97	$0.91

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2018	2017	2016
NET INCOME (LOSS)	$157,772	$213,442	$147,065
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(24,156)	15,061	(19,081)
Net unrealized gain (loss) on interest rate risk management activities:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of ($2,067), ($620), and ($1,037), respectively	6,546	1,034	1,728
Reclassification adjustment for realized gain on interest rate swap termination included in SG&A, net of tax provision of $220	(698)	—	—
Reclassification adjustment for loss included in interest expense, net of tax benefit of $1,235, $4,573, and $5,036, respectively	3,912	7,623	8,393
Unrealized gain (loss) on interest rate risk management activities, net of tax	9,760	8,657	10,121
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(14,396)	23,718	(8,960)
COMPREHENSIVE INCOME (LOSS)	$143,376	$237,160	$138,105

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, December 31, 2015	25,706	$257	$291,092	$926,169	$(137,984)	$(161,282)	$918,252
Net income (loss)	—	—	—	147,065	—	—	147,065
Other comprehensive income (loss), net of taxes	—	—	—	—	(8,960)	—	(8,960)
Purchases of treasury stock	—	—	—	—	—	(129,187)	(129,187)
Net issuance of treasury shares to employee stock compensation plans	(43)	—	(20,963)	—	—	23,156	2,193
Stock-based compensation, including tax effect of $249	—	—	20,770	—	—	—	20,770
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(19,933)	—	—	(19,933)
BALANCE, December 31, 2016	25,663	$257	$290,899	$1,053,301	$(146,944)	$(267,313)	$930,200
Net income (loss)	—	—	—	213,442	—	—	213,442
Other comprehensive income (loss), net of taxes	—	—	—	—	23,718	—	23,718
Purchases of treasury stock	—	—	—	—	—	(42,084)	(42,084)
Net issuance of treasury shares to employee stock compensation plans	(148)	(2)	(18,293)	—	—	18,866	571
Stock-based compensation	—	—	18,855	—	—	—	18,855
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(20,420)	—	—	(20,420)
BALANCE, December 31, 2017	25,515	$255	$291,461	$1,246,323	$(123,226)	$(290,531)	$1,124,282
Net income (loss)	—	—	—	157,772	—	—	157,772
Other comprehensive income (loss), net of taxes	—	—	—	—	(14,396)	—	(14,396)
Tax effects reclassified from accumulated other comprehensive income	—	—	—	150	(150)	—	—
Purchases of treasury stock	—	—	—	—	—	(183,918)	(183,918)
Net issuance of treasury shares to employee stock compensation plans	(21)	—	(17,352)	—	—	20,069	2,717
Stock-based compensation	—	—	18,665	—	—	—	18,665
Cash dividends, net of estimated forfeitures relative to participating securities	—	—	—	(20,825)	—	—	(20,825)
ASC 606 Cumulative Catch-up	—	—	—	11,397	—	—	11,397
BALANCE, December 31, 2018	25,494	$255	$292,774	$1,394,817	$(137,772)	$(454,380)	$1,095,694

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$157,772	$213,442	$147,065
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	67,070	57,936	51,234
Deferred income taxes	3,474	(46,063)	14,162
Asset impairments	43,883	19,506	32,838
Stock-based compensation	18,714	18,900	21,073
Amortization of debt discount and issue costs	3,421	3,661	3,694
(Gain) loss on disposition of assets	(26,819)	(781)	(2,675)
Other	896	(407)	1,084
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	18,447	35,576	76,126
Accounts and notes receivable	2,940	(10,674)	(18,663)
Inventories	(80,612)	(44,021)	79,319
Contracts-in-transit and vehicle receivables	39,503	(33,484)	(15,621)
Prepaid expenses and other assets	(16,316)	(9,299)	7,484
Floorplan notes payable — manufacturer affiliates	38,406	(8,294)	(12,630)
Deferred revenues	(801)	517	(393)
Net cash provided by (used in) operating activities	269,978	196,515	384,097
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(135,343)	(109,081)	(57,327)
Proceeds from disposition of franchises, property and equipment	107,874	10,708	36,843
Purchases of property and equipment, including real estate	(141,033)	(215,832)	(156,521)
Other	501	1,607	2,965
Net cash provided by (used in) investing activities	(168,001)	(312,598)	(174,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	6,954,328	7,019,070	6,597,406
Repayments on credit facility — floorplan line and other	(6,870,056)	(6,957,866)	(6,676,161)
Borrowings on credit facility — acquisition line	165,346	68,086	220,020
Repayments on credit facility — acquisition line	(158,485)	(42,278)	(220,020)
Borrowings on other debt	156,023	165,702	49,972
Principal payments on other debt	(118,789)	(121,199)	(45,928)
Borrowings on debt related to real estate, net of debt issue costs	54,712	75,309	39,141
Principal payments on debt related to real estate	(91,467)	(29,391)	(25,463)
Employee stock purchase plan purchases, net of employee tax withholdings	2,717	4,603	3,868
Proceeds from termination of mortgage swap	918	—	—
Repurchases of common stock, amounts based on settlement date	(183,918)	(40,094)	(127,606)
Tax effect from stock-based compensation	—	—	(249)
Dividends paid	(20,872)	(20,466)	(19,987)
Net cash provided by (used in) financing activities	(109,543)	121,476	(205,007)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,345)	(8)	2,145
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,911)	5,385	7,195
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	29,631	24,246	17,051
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$18,720	$29,631	$24,246
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable and accrued expenses	$9,248	$8,759	$15,930
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ANNUAL FINANCIAL INFORMATION
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry with business activities in 15 states in the United States of America (“U.S.”), 32 towns in the United Kingdom (“U.K.”), and four states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the “Company” in these Notes to Consolidated Financial Statements. The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.
As of December 31, 2018, the Company’s U.S. retail network consisted of 118 dealerships within the following states: Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina, and Texas. The President of U.S. Operations reports directly to the Company's Chief Executive Officer and is responsible for the overall performance of the U.S. region, as well as for overseeing the market directors and dealership general managers. In addition, as of December 31, 2018, the Company had two international regions: (a) the U.K., which consisted of 47 dealerships and (b) Brazil, which consisted of 18 dealerships. The operations of the Company's international regions are structured similar to the U.S. region.
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
Basis of Presentation
All business acquisitions completed during the periods presented have been accounted by applying the acquisition method of accounting, and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on estimates of fair value and are subject to change within the purchase price allocation period (generally one year from the respective acquisition date). All intercompany balances and transactions have been eliminated in consolidation.
Business Segment Information
The Company, through its regions, conducts business in the automotive retailing industry, including selling new and used cars and light trucks, arranging related vehicle financing, selling service and insurance contracts, providing automotive maintenance and repair services and selling vehicle parts. The Company has three reportable segments: the U.S., which includes the activities of the Company’s corporate office, the U.K., and Brazil. The reportable segments are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by its chief operating decision maker to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer. See Note 21, “Segment Information”, for additional details regarding the Company’s reportable segments.
Revenue Recognition
See discussion of revenue recognition in the Adoption of ASC Topic 606, "Revenue from Contracts with Customers" section of this Note 2 below, as well as Note 3, “Revenues”.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase. As of December 31, 2018 and 2017, cash and cash equivalents excluded $33.7

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million and $109.0 million, respectively, of immediately available funds used to pay down the Floorplan Line of the Revolving Credit Facility and the FMCC Facility (as defined in Note 12, “Credit Facilities”), which are the Company’s primary options for the short-term investment of excess cash. These amounts are reflected in the Company’s Consolidated Balance Sheets as the offset accounts related to Floorplan Notes Payable - Credit Facility and Floorplan Notes Payable - Manufacturer Affiliates.
Contracts-in-Transit and Vehicle Receivables
Contracts-in-transit and vehicle receivables consist primarily of amounts due from financing institutions on retail finance contracts from vehicle sales and dealer incentives due from manufacturers. Also included are amounts receivable from vehicle wholesale sales.
Inventories
New, used and demonstrator vehicle inventories are carried at the lower of specific cost or net realizable value and are removed from inventory using the specific identification method in the Consolidated Balance Sheets. Vehicle inventory cost consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. Additionally, the Company receives interest assistance from some of the automobile manufacturers. This assistance is accounted for as a vehicle purchase price discount and is reflected as a reduction to the inventory cost on the Company’s Consolidated Balance Sheets and as a reduction to cost of sales in its Statements of Operations as the vehicles are sold. At December 31, 2018 and 2017, inventory cost had been reduced by $9.7 million and $9.1 million, respectively, for interest assistance received from manufacturers. New vehicle cost of sales was reduced by $47.3 million, $48.9 million and $49.2 million for interest assistance received related to vehicles sold for the years ended December 31, 2018, 2017 and 2016, respectively. The interest assistance over the past three years has ranged from approximately 77.1% of the Company’s quarterly floorplan interest expense in the fourth quarter of 2018 to 116.6% for the third quarter of 2016.
Since the market value of inventory typically declines over time, the Company establishes new and used vehicle reserves based on its historical loss experience and management’s considerations of current market trends. These reserves are charged to cost of sales and reduce the carrying value of inventory on hand. Used vehicles are complex to value as there is no standardized source for determining exact values and each vehicle and each market in which the Company operates is unique. As a result, the value of each used vehicle taken at trade-in, or purchased at auction, is determined based on industry data, primarily accessed via the Company’s used vehicle management software and the industry expertise of the responsible used vehicle manager. Valuation risk is partially mitigated by the speed at which the Company turns this inventory. At December 31, 2018 and 2017, the Company’s used vehicle days’ supply was 39 days.
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
Expenditures for major additions or improvements, which extend the useful lives of assets, are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of the assets, are expensed as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in current operations. The Company reviews long-lived assets that are held-for-use for impairment at the lowest level of identifiable cash flows whenever there is evidence that the carrying value of these assets may not be recoverable (i.e., triggering events). This review consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset’s carrying amount is greater than such cash flow estimate, then it is required to be written down to its fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. See Note 16, “Asset Impairments”, for additional details regarding the Company’s impairment of long-lived assets.
Goodwill
Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. The Company is organized into three geographic regions, the U.S. region, the U.K. region and the Brazil region. The Company has determined that each region represents a reporting unit for the purpose of assessing goodwill for impairment. Annually in the fourth quarter, based on the carrying values of the Company’s regions as of

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 31, the Company performs a fair value and potential impairment assessment of its goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate an adverse change in the fair value of the intangible asset has occurred (i.e., an impairment indicator).
In evaluating its goodwill, the Company compares the carrying value of the net assets of each reporting unit to its respective fair value, which is calculated by using unobservable inputs based upon the Company’s internally developed estimates of market participants’ assumptions. This represents the first step of the impairment test. If the fair value of a reporting unit is less than the carrying value of its net assets, the Company proceeds to step two of the impairment test. Step two involves allocating the calculated fair value to all of the tangible and identifiable intangible assets of the reporting unit as if the calculated fair value were the purchase price in a business combination. The Company then compares the value of the implied goodwill resulting from this second step to the carrying value of the goodwill in the reporting unit. To the extent the carrying value of the goodwill exceeds its implied fair value under step two of the impairment test, a non-cash impairment charge equal to the difference is recorded.
The Company uses a combination of the discounted cash flow, or income approach (80% weighted), and the market approach (20% weighted) to determine the fair value of the Company’s reporting units. Included in the discounted cash flow approach are assumptions regarding revenue growth rates, future gross margins, future selling, general and administrative expenses (“SG&A”) and an estimated weighted average cost of capital (“WACC”). The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Specifically, with regard to the valuation assumptions utilized in the income approach for the U.S. reporting unit (which represents the Company’s largest reporting unit) as of October 31, 2018, the Company based its analysis on an estimate of industry sales of 16.8 million units in 2019, 16.7 million units in 2020 and declining approximately one hundred thousand units annually for the remainder of the forecasted years. For the market approach, the Company utilizes recent market multiples of guideline companies for both revenue and pretax net income weighted as appropriate by reporting unit. Each of these assumptions requires the Company to use its knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for its operations. If any one of the above assumptions change or fails to materialize, the resulting decline in the estimated fair value could result in a material, non-cash impairment charge to the goodwill associated with the reporting unit(s). See Note 16, "Asset Impairments” and Note 17, “Intangible Franchise Rights and Goodwill”, for additional details regarding the Company’s goodwill.
Intangible Franchise Rights
The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, for agreements that do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost, based on the history with the manufacturer. As such, the Company believes that its franchise agreements will contribute to cash flows for an indefinite period and, therefore, the carrying amounts of the franchise rights are not amortized. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill in the U.S. reporting unit and remain as part of goodwill in the U.S. reporting unit at December 31, 2018 and 2017 in the accompanying Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets. In accordance with guidance primarily codified within Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, the Company evaluates these franchise rights for impairment annually in the fourth quarter, based on the carrying values of each of the Company’s individual franchise rights as of October 31st, or more frequently if events or circumstances indicate possible impairment has occurred.
In performing its impairment assessments, the Company tests the carrying value of each individual franchise right that was recorded by using a direct value method discounted cash flow model, or income approach, specifically the excess earnings method. Included in this analysis are assumptions, at a dealership level, regarding the cash flows directly attributable to the franchise rights, revenue growth rates, future gross margins and future SG&A expenses. Using an estimated WACC, estimated residual values at the end of the forecast period and estimated future capital expenditure requirements, the Company calculates the fair value of each dealership’s franchise rights. See Note 16, "Asset Impairments” and Note 17, “Intangible Franchise Rights and Goodwill”, for additional details regarding the Company’s intangible franchise rights.
Income Taxes
Currently, the Company operates in 15 different states in the U.S., in the U.K. and in Brazil, each of which has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.
The Company follows the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are recorded based on differences between the financial reporting and tax basis of

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recognized deferred tax assets, net of valuation allowances, that it believes will be realized, based primarily on the assumption of future taxable income. As it relates to U.S. state net operating losses, as well as deferred tax assets primarily relating to net operating losses and goodwill for certain Brazil subsidiaries, a corresponding valuation allowance has been established to the extent that the Company has determined that net income attributable to certain jurisdictions may not be sufficient to realize the benefit. See Note 8, “Income Taxes” for additional details.
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
For discussion on the fair value of the Company’s interest rate derivative instruments and fixed-rate long-term debt, see Note 5, “Derivative Instruments and Risk Management Activities” and Note 13, “Long-Term Debt”, for additional details.
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
The Company follows the requirements of guidance primarily codified within ASC 815, Derivatives and Hedging (“ASC 815”) pertaining to the accounting for derivatives and hedging activities. ASC 815 requires the Company to recognize all cash flow hedges on its balance sheet at fair value. The related gains or losses on these interest rate derivatives are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of these swap positions are recognized as floorplan or other interest expense in the Company’s accompanying Consolidated Statements of Operations. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. All of the Company’s interest rate hedges were designated as cash flow hedges and were deemed to be effective at December 31, 2018, 2017 and 2016.
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
The Company has determined the valuation measurement inputs of these derivative instruments to maximize the use of observable inputs that market participants would use in pricing similar or identical instruments and market data obtained from independent sources, which is readily observable or can be corroborated by observable market data for substantially the full

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term of the derivative instrument. Further, the valuation measurement inputs minimize the use of unobservable inputs. Accordingly, the Company has classified the derivatives within Level 2 of the ASC 820, Fair Value Measurement and Disclosures (“ASC 820”), hierarchy framework in Note 14, “Fair Value Measurements ”. The Company validates the outputs of its valuation technique by comparison to valuations from the respective counterparties. See Note 5, “Derivative Instruments and Risk Management Activities” and Note 14, “Fair Value Measurements”, for further details regarding the Company’s derivative financial instruments and fair value measurements.
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
Factory Incentives
In addition to the interest assistance discussed above, the Company receives various dealer incentive payments from certain of the automobile manufacturers. These incentive payments are typically received on parts purchases from the automobile manufacturers and on new vehicle retail sales. These incentives are reflected as reductions of cost of sales in the Consolidated Statements of Operations, as the related inventory is sold. Factory incentive amounts related to parts and vehicles still in inventory as of the balance sheet date are reflected as a reduction of the carrying value of the inventory.
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
Advertising
The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2018, 2017, and 2016, totaled $75.2 million, $74.1 million and $75.3 million, respectively. The Company receives advertising assistance from some of the automobile manufacturers that the Company must spend on qualified advertising and is subject to audit and chargeback by the manufacturer. The assistance is accounted for as a reduction of advertising expense, which is included in SG&A expenses in the accompanying Consolidated Statements of Operations, as the assistance is earned. Advertising assistance amounts received related to vehicles still in inventory as of the balance sheet date are reflected in accrued expenses.
Advertising expense has been reduced by $14.8 million, $15.3 million and $16.7 million for advertising assistance earned related to vehicles sold for the years ended December 31, 2018, 2017 and 2016, respectively.
Business and Credit Risk Concentrations
The Company owns and operates franchised automotive dealerships in the U.S., the U.K. and Brazil. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the dealerships with an adequate supply of vehicles. For the year ended December 31, 2018, Toyota (including Lexus and Toyota brands), Volkswagen (including Audi, Porsche, SEAT, SKODA and Volkswagen brands), BMW (including MINI

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and BMW brands), Ford (including Ford and Lincoln brands), Honda (including Acura and Honda brands), Nissan, General Motors (including Chevrolet, GMC, Buick, and Cadillac brands), Daimler (including Mercedes-Benz, smart and Sprinter brands), FCA US (formerly Chrysler) (including Chrysler, Dodge, RAM and Jeep brands), Hyundai (including Hyundai and Kia brands) and Jaguar Land Rover accounted for 25.2%, 13.4%, 12.0%, 10.9%, 9.7%, 6.5%, 6.1%, 4.8%, 3.9%, 4.0%, and 1.8% of the Company’s new vehicle sales volume, respectively. No other manufacturer accounted for more than 1.9% of the Company’s total new vehicle sales volume in 2018. Through the use of an open account, the Company purchases and returns parts and accessories from/to the manufacturers and receives reimbursement for rebates, incentives and other earned credits. As of December 31, 2018, the Company was due $105.1 million from various manufacturers (see Note 9, “Accounts and Notes Receivable”). Receivable balances from Toyota, General Motors, Daimler, Volkswagen, Ford, BMW, Nissan, Honda, FCA US (formerly Chrysler), Jaguar Land Rover and Hyundai, represented 15.1%, 14.7%, 12.8%, 12.5%, 10.3%, 7.4%, 5.9%, 4.3%,4.0%, 3.2% and 2.6%, respectively, of this total balance due from manufacturers.
Statements of Cash Flows
With respect to all new vehicle floorplan borrowings, the manufacturers of the vehicles draft the Company’s credit facilities directly with no cash flow to or from the Company. With respect to borrowings for used vehicle financing in the U.S., the Company finances up to 85% of the value of the used vehicle inventory and the funds flow directly to the Company from the lender. In the U.K. and Brazil, the Company chooses which used vehicles to finance and the borrowings flow directly to the Company from the lender. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to manufacturer affiliated lenders participating in the Company’s syndicated lending group under the Revolving Credit Facility) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. All borrowings from, and repayments to, the syndicated lending group under the Revolving Credit Facility (as defined in Note 12, “Credit Facilities”) (including the cash flows from or to manufacturer affiliated lenders participating in the facility), as well as borrowing from, and repayments to, the Company’s other credit facilities are presented within Cash Flows from Financing Activities.
Cash paid for interest, including the monthly settlement of the Company’s interest rate derivatives, was $128.6 million, $117.1 million and $109.3 million in 2018, 2017 and 2016, respectively. Cash paid for taxes, net of refunds, was $40.8 million, $61.0 million and $56.9 million in 2018, 2017 and 2016, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$15,932	$28,787	$20,992
Restricted cash, included in other assets	2,788	844	3,254
Total cash, cash equivalents and restricted cash	$18,720	$29,631	$24,246
See Note 14, “Fair Value Measurements”, for additional details regarding the Company's restricted cash balances.
Stock-Based Compensation
Stock-based compensation represents the expense related to stock-based awards granted to employees and non-employee directors. The Company measures stock-based compensation expense at grant date based on the estimated fair value of the award and recognizes the cost on a straight-line basis, net of estimated forfeitures, over the employee requisite service period. The Company estimates the fair value of its employee stock purchase rights issued pursuant to the Employee Stock Purchase Plan using a Black-Scholes valuation model. The expense for stock-based awards is recognized as a Selling, general and administrative expense in the accompanying Consolidated Statements of Operations.
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
Under the Company’s U.S. workers’ compensation and general liability insurance coverage, its exposure per claim is limited to $1.0 million per occurrence, with unlimited exposure on the number of claims up to $1.0 million that may be

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred. As of December 31, 2018, the Company had accrued $19.3 million for its estimated liability on incurred worker’s compensation and general liability claims.
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
Recently Adopted Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this update address several specific cash flow issues with the objective of reducing the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted ASU 2016-15 during the first quarter of 2018. The adoption of this ASU did not materially impact its net income, retained earnings, consolidated financial statements, results of operations or cash flows.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), and all subsequent amendments issued thereafter, that amend the accounting guidance on revenue recognition. The Company adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018, with a cumulative-effect adjustment to retained earnings recognized as of the date of adoption. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting policies under Topic 605, Revenue Recognition.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cumulative effect of the changes made to the Company’s Consolidated Balance Sheets as of January 1, 2018 for the adoption of Topic 606 were as follows (in thousands):

	January 1, 2018
	Balance at December 31, 2017	Adjustment due to Topic 606	Balance at January 1, 2018
Balance Sheet
Assets
Accounts and notes receivable, net	$188,611	$11,623	$200,234
Inventories, net	1,763,293	(3,660)	1,759,633
Prepaid expense and other current assets	42,062	8,683	50,745

Liabilities
Accounts payable	$412,981	$1,756	$414,737
Deferred income taxes	124,404	3,493	127,897

Stockholders' equity
Retained earnings	$1,246,323	$11,397	$1,257,720
The impact of applying Topic 606 for the twelve months ended December 31, 2018, was as follows (in thousands):

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher (Lower)
Income Statement
Revenues
Parts and service sales	$1,416,889	$1,417,584	$(695)
Finance, insurance and other, net	467,453	461,711	5,742

Cost of sales
Parts and service sales	$657,741	$657,886	$(145)
Selling, general and administrative expenses	1,273,057	1,273,131	(74)
Provision for income taxes	47,631	46,383	1,248
Net income (loss)	$157,772	$153,754	$4,018

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of applying Topic 606 at December 31, 2018, was as follows (in thousands):

	December 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher (Lower)
Balance Sheet
Assets
Accounts and notes receivable, net	$193,981	$183,316	$10,665
Inventories, net	1,844,059	1,847,493	(3,434)
Prepaid expense and other current assets	82,734	68,308	14,426

Liabilities
Accounts payable	$419,350	$417,723	$1,627
Deferred income taxes	134,683	129,964	4,719

Stockholders' equity
Retained earnings and accumulated other comprehensive income (loss)	$1,257,045	$1,241,734	$15,311
See Note 3, “Revenues”, for further discussion of the Company’s significant revenue streams.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), that amends the accounting guidance on leases. The standard establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Originally, entities were required to adopt this ASU using a modified retrospective transition method. The FASB subsequently issued amendments to the standard, including providing an additional transition method that allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. This standard update along with the amendments, will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will adopt this accounting standard update on January 1, 2019, as required, using the optional transition method with no restatement of comparative period and a cumulative effect adjustment, if any, recognized on the date of adoption. While the Company has not completed its assessment of the impacts of the ASU 2016-02, the Company expects that the adoption of this standard will have a significant impact on its consolidated balance sheet for real estate and equipment operating leases. Upon adoption, the Company expects to recognize additional operating liabilities ranging from $200 million to $300 million, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. As part of the Company’s implementation process, the Company has assessed its lease agreements, evaluated accounting policy elections, and implemented software to meet the reporting requirements of the standard. The Company is also currently evaluating the changes in controls and processes that are necessary to implement the standard update, but does not expect material changes.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. The amendment will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Certain disclosures in this standard are required to be applied on a retrospective basis and others on a prospective basis. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.
3. REVENUES
As discussed in Note 2, “Summary of Significant Accounting Policies and Estimates”, the Company’s material revenue streams are the sale of new and used vehicles; arrangement of associated vehicle financing and the sale of service and other insurance contracts; the performance of vehicle maintenance and repair services (including collision restoration); and the sale of vehicle parts.
The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Years Ended December 31,
	2018	2017 (1)	2016 (1)
REVENUES:
New vehicle retail sales	$6,181,371	$6,157,531	$6,046,075
Used vehicle retail sales	3,166,070	2,798,986	2,757,713
Used vehicle wholesale sales	369,575	400,170	401,863
Total new and used vehicle sales	9,717,016	9,356,687	9,205,651

Vehicle parts sales	340,456	316,850	302,117
Maintenance and repair sales	1,076,433	1,021,182	959,190
Total parts and service sales	1,416,889	1,338,032	1,261,307

Finance, insurance and other, net	467,453	429,002	420,654
Total revenues	$11,601,358	$11,123,721	$10,887,612
(1) As described in Note 2, “Summary of Significant Accounting Policies and Estimates”, results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting policies under Topic 605, Revenue Recognition.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables present the Company's revenues disaggregated by its geographical segments (in thousands):

	Year Ended December 31, 2018
	U.S.	U.K.	Brazil	Total
REVENUES:
New vehicle retail sales	$4,682,820	$1,217,135	$281,416	$6,181,371
Used vehicle retail sales	2,306,999	771,719	87,352	3,166,070
Used vehicle wholesale sales	178,910	173,783	16,882	369,575
Total new and used vehicle sales	7,168,729	2,162,637	385,650	9,717,016

Vehicle parts sales	296,027	39,146	5,283	340,456
Maintenance and repair sales	857,230	178,448	40,755	1,076,433
Total parts and service sales	1,153,257	217,594	46,038	1,416,889

Finance, insurance and other, net	401,271	57,154	9,028	467,453
Total revenues	$8,723,257	$2,437,385	$440,716	$11,601,358

	Year Ended December 31, 2017 (1)
	U.S.	U.K.	Brazil	Total
REVENUES:
New vehicle retail sales	$4,768,864	$1,092,612	$296,055	$6,157,531
Used vehicle retail sales	2,160,699	546,266	92,021	2,798,986
Used vehicle wholesale sales	250,668	136,847	12,655	400,170
Total new and used vehicle sales	7,180,231	1,775,725	400,731	9,356,687

Vehicle parts sales	282,744	28,206	5,900	316,850
Maintenance and repair sales	841,636	137,549	41,997	1,021,182
Total parts and service sales	1,124,380	165,755	47,897	1,338,032

Finance, insurance and other, net	375,954	44,523	8,525	429,002
Total revenues	$8,680,565	$1,986,003	$457,153	$11,123,721

	Year Ended December 31, 2016 (1)
	U.S.	U.K.	Brazil	Total
REVENUES:
New vehicle retail sales	$4,766,047	$987,538	$292,490	$6,046,075
Used vehicle retail sales	2,242,508	434,203	81,002	2,757,713
Used vehicle wholesale sales	276,710	121,747	3,406	401,863
Total new and used vehicle sales	7,285,265	1,543,488	376,898	9,205,651

Vehicle parts sales	268,919	24,602	8,596	302,117
Maintenance and repair sales	802,732	118,760	37,698	959,190
Total parts and service sales	1,071,651	143,362	46,294	1,261,307

Finance, insurance and other, net	377,756	36,305	6,593	420,654
Total revenues	$8,734,672	$1,723,155	$429,785	$10,887,612
(1) As described in Note 2, “Summary of Significant Accounting Policies”, results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting policies under Topic 605, Revenue Recognition.

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
Arrangement of Vehicle Financing and the Sale of Service and Other Insurance Contracts
The Company receives commissions from finance and insurance providers, under the terms of its contracts with such providers, for the arrangement of vehicle financing and the sale of service and other insurance products. Within the context of the Company's contracts with the finance or insurance provider, the Company has determined that it is an agent for the finance or insurance provider and the finance or insurance provider is the Company's customer. The Company has a single performance obligation associated with these contracts for all commissions earned - the facilitation of the financing of the vehicle or sale of the insurance product. Revenue from these contracts is recognized upon satisfaction of the performance obligation, which is when the finance or insurance product contract is executed with the purchaser. The transaction price (i.e., the amount that the Company has the right to under the terms of the contract with the customer) consists of both fixed and variable consideration. With regards to the upfront commission for these contracts, the transaction price is the amount earned for each individual contract executed and is generally collected within 30 days of the satisfaction of the performance obligation. The Company may

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be charged back for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. A reserve for future amounts estimated to be charged back is recorded, as a reduction of Finance, insurance and other revenue, net in the accompanying Consolidated Statement of Operations, based on the Company’s historical chargeback results and the termination provisions of the applicable contracts. In some cases, the Company also earns retrospective commission income by participating in the future profitability of the portfolio of product contracts sold by the Company. This consideration is variable (i.e., contingent upon the performance of the portfolio of contracts) and is generally settled over five to seven years from the satisfaction of the performance obligation. The Company utilizes the “expected value” method to predict the amount of consideration to which the Company will be entitled, subject to constraint in the estimate. Therefore, the Company estimates the amount of future earnings that it will realize from the ultimate profitability of the portfolio and recognizes such estimate, subject to any constraint in the estimate, upfront when the product contract is executed with the end user, which is when the performance obligation is satisfied. Changes in the Company’s estimates of the amount of variable consideration to be ultimately realized are adjusted through revenue. Revenue recognized from the arrangement of vehicle financing and the sale of service and other insurance contracts is reflected in Finance, insurance and other, net, within the Consolidated Statements of Operations and as a contract asset reflected in Prepaid expenses and other current assets within the Consolidated Balance Sheets until the right to such consideration becomes unconditional, at which time amounts due are reclassified to accounts receivable.
4. ACQUISITIONS AND DISPOSITIONS
During the twelve months ended December 31, 2018, the Company acquired 5 dealerships, inclusive of 8 franchises, added one franchise and opened one additional dealership for one awarded franchise in the U.K.. The Company also acquired four dealerships in the U.S., inclusive of four franchises, and opened one additional dealership, representing one franchise. Further, the Company acquired one dealership in Brazil, representing one franchise, and opened one additional dealership, representing one franchise. Aggregate consideration paid for these dealerships totaled $140.4 million, including the associated real estate and goodwill, as well as $5.1 million of cash received in the acquisition of the dealerships. The purchase price of each dealership acquired has been allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates. The allocation of the purchase prices is based on estimates and assumptions, including the fair value of long-lived assets and intangible franchise rights. These estimates and assumptions are preliminary and, therefore, subject to change within the purchase price allocation periods (generally one year from the respective acquisition date). In addition, during the twelve months ended December 31, 2018, the Company disposed of two dealerships in the U.S., representing three franchises, terminated one additional franchise in the U.S., disposed of one dealership in the U.K., representing one franchise, and terminated one additional franchise in the U.K. As a result of these dispositions, the Company recognized a pretax gain of $24.4 million during the twelve months ended December 31, 2018.
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
During the twelve months ended December 31, 2016, the Company acquired 12 U.K. dealerships, inclusive of 15 franchises, and opened two additional dealerships for two awarded franchises in the U.K. The Company also acquired one dealership in Brazil, representing one franchise, and opened two additional dealerships in Brazil representing two acquired and two previously awarded franchises. Aggregate consideration paid for these dealerships totaled $61.2 million, including the associated real estate and goodwill, as well as $3.9 million of cash received in the acquisition of the dealerships. The purchase prices were allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates. In addition, during the twelve months ended December 31, 2016, the Company disposed of ten franchises: five in the U.S., four in Brazil and one in the U.K. Primarily as a result of these U.S., Brazil and U.K. dealership dispositions, a net pre-tax gain of $2.7 million, a net pretax loss of $0.8 million and a net pretax loss of $0.3 million, respectively, were recognized for the twelve months ended December 31, 2016.
5. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES
The periodic interest rates of the Revolving Credit Facility (as defined in Note 12, “Credit Facilities”) and certain variable-rate real estate related borrowings in the U.S. are indexed to the one-month LIBOR plus an associated company credit risk rate. In order to minimize the earnings variability related to fluctuations in these rates, the Company employs an interest

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate hedging strategy, whereby it enters into arrangements with various financial institutional counterparties with investment grade credit ratings, swapping its variable interest rate exposure for a fixed interest rate over terms not to exceed the related variable-rate debt.
In effect as of December 31, 2018 and December 31, 2017, the Company held interest rate derivative instruments with an aggregate notional value of $753.1 million and $623.0 million, respectively, that fixed its underlying one-month LIBOR at a weighted average rate of 2.4% and 2.5%, respectively. Of the $753.1 million in notional value of swaps in effect as of December 31, 2018, $300.0 million became effective during the year ended December 31, 2018. The following table presents the notional value of the annual expiration of swaps in effect as of December 31, 2018, excluding forward starting swaps (in millions):

	2019	2020	2021	2022	2023	2024
Notional amount of swaps expiring	$353.0	$253.0	$111.3	$18.1	$13.6	$4.2
In addition to the $753.1 million of swaps in effect as of December 31, 2018, the Company held 5 additional interest rate derivative instruments with forward start dates between January 2019 and December 2020 and expiration dates between December 2021 and December 2030. As of December 31, 2018, the aggregate notional value of these 5 forward-starting swaps was $275.0 million, of which $150.0 million are to become effective by January 2, 2019, and the weighted average interest rate was 1.9%. The combination of the interest rate derivative instruments currently in effect and these forward-starting derivative instruments is structured such that the notional value in effect at any given time through December 2030 does not exceed $902.4 million, which is less than the Company’s expectation for variable rate debt outstanding during such period.
In aggregate, as of December 31, 2018 and December 31, 2017, the Company reflected liabilities from interest rate risk management activities of $1.8 million and $10.6 million, respectively, in its Consolidated Balance Sheets. In addition, as of December 31, 2018 and December 31, 2017, the Company reflected $13.6 million and $9.5 million, respectively, of assets from interest rate risk management activities, which is included in Other assets. Included in Accumulated other comprehensive income (loss) at December 31, 2018, were accumulated unrealized gains, net of income taxes, totaling $8.9 million, related to these interest rate derivative instruments. At December 31, 2017 and 2016, accumulated unrealized losses, net of income taxes totaled $0.7 million, and $9.3 million, respectively, related to these interest rate derivative instruments. As of December 31, 2018 and 2017, all of the Company’s derivative contracts that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 or 2016, respectively. The following table presents the impact during the current and comparative prior year periods for the Company’s derivative financial instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets.
The Company records the majority of the impact of the periodic settlements of these swaps as a component of floorplan interest expense. For the years ended December 31, 2018, 2017 and 2016, the impact of the Company’s interest rate hedges in effect increased floorplan interest expense by $4.7 million, $10.3 million, and $11.1 million, respectively. Total floorplan interest expense, inclusive of the aforementioned impact of the Company’s interest rate hedges, was $59.9 million, $52.4 million, and $44.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following tables present the impact for the Company’s interest rate derivative instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets (in thousands):

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in OCI
	Years Ended December 31,
	2018	2017	2016
Derivatives in Cash Flow Hedging Relationship
Interest rate derivative instruments	$6,546	$1,034	$1,728

	Amount of Income (Loss) Reclassified from OCI into Statement of Operations
	Years Ended December 31,
	2018	2017	2016
Location of Income (Loss) Reclassified from OCI into Statements of Operations
Floorplan interest expense	$(4,671)	$(10,272)	$(11,097)
Other interest expense	(476)	(1,924)	(2,332)
The net amount of gain expected to be reclassified out of other comprehensive income (loss) into earnings as an offset to floorplan interest expense or other interest expense, net in the next twelve months is $4.2 million.
6. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2014 Long Term Incentive Plan (the "Incentive Plan"), as well as to employees pursuant to its Employee Stock Purchase Plan, as amended (the "Purchase Plan", formerly named the 1998 Employee Stock Purchase Plan).
Long Term Incentive Plan
The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986, as amended (the “Code”) and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company's employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2018, there were 842,532 shares available for issuance under the Incentive Plan.
Restricted Stock Awards
Under the Incentive Plan, the Company grants to non-employee directors and certain employees restricted stock awards or, at their election, restricted stock units (to non-employee directors only) at no cost to the recipient. Restricted stock awards qualify as participating securities as each award contains non-forfeitable rights to dividends. As such, the two-class method is required for the computation of earnings per share. See Note 7, “Earnings Per Share” for further details. Restricted stock awards are considered outstanding at the date of grant, but are subject to vesting periods upon issuance of up to five years. Restricted stock units are considered vested at the time of issuance. However, they convey no voting rights, and therefore, not considered outstanding when issued. Restricted stock units settle in cash upon the termination of the grantees’ employment or directorship. In the event an employee or non-employee director terminates his or her employment or directorship with the Company prior to the lapse of the restrictions, the shares, in most cases, will be forfeited to the Company. The Company issues new shares or treasury shares, if available, when restricted stock vests. Compensation expense for restricted stock awards is calculated based on the market price of the Company’s common stock at the date of grant and recognized over the requisite service period. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate.
A summary of the restricted stock awards as of December 31, 2018, along with the changes during the year then ended, is as follows:

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	702,778	$68.23
Granted	246,721	74.09
Vested	(236,334)	64.38
Forfeited	(31,365)	69.71
Nonvested at December 31, 2018	681,800	$71.60
The total fair value of restricted stock awards which vested during the years ended December 31, 2018, 2017 and 2016, was $15.2 million, $19.2 million and $16.5 million, respectively.
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of December 31, 2018, there were 991,087 shares available for issuance under the Purchase Plan. During the years ended December 31, 2018, 2017 and 2016, the Company issued 148,007, 123,448, and 152,138 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
The weighted average per share fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $15.15, $16.51, and $13.40 during the years ended December 31, 2018, 2017 and 2016, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option. Cash received from Purchase Plan purchases was $7.6 million, $7.1 million and $7.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Stock-Based Compensation
Total stock-based compensation cost was $18.7 million, $18.9 million, and $21.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $34.7 million of total unrecognized compensation cost related to stock-based compensation arrangements which is expected to be recognized over a weighted-average period of 3.2 years.
7. EARNINGS (LOSS) PER SHARE
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
The following table sets forth the calculation of EPS for the years ended December 31, 2018, 2017, and 2016 (in thousands, except per share amounts):

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2018	2017	2016
Weighted average basic common shares outstanding	19,453	20,420	21,161
Dilutive effect of employee stock purchases, net of assumed repurchase of treasury stock	8	5	9
Weighted average dilutive common shares outstanding	19,461	20,425	21,170
Basic:
Net income (loss)	$157,772	$213,442	$147,065
Less: Earnings (loss) allocated to participating securities	5,416	7,512	5,871
Earnings (loss) available to basic common shares	$152,356	$205,930	$141,194
Basic earnings (loss) per common share	$7.83	$10.08	$6.67
Diluted:
Net income (loss)	$157,772	$213,442	$147,065
Less: Earnings (loss) allocated to participating securities	5,414	7,511	5,869
Earnings (loss) available to diluted common shares	$152,358	$205,931	$141,196
Diluted earnings (loss) per common share	$7.83	$10.08	$6.67
8. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. Income (loss) before income taxes by geographic area was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Domestic	$192,105	$206,579	$222,178
Foreign	13,298	12,424	5,193
Total income before income taxes	$205,403	$219,003	$227,371
In accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Job Act (“SAB 118”), the Company made a reasonable estimate of the Tax Act’s impact and provisionally recorded this estimate in its results for the period ended December 31, 2017. As of December 31, 2018, the Company has completed its accounting for all aspects of the Tax Act and recorded a $0.6 million adjustment as a reduction of income tax expense from continuing operations. The Company also determined that it does not have a transition tax liability for previously untaxed accumulated and current earnings and profits of foreign subsidiaries. The Company completed the evaluation of the impact of the Tax Act based on available guidance issued by the U.S. Treasury Department, the IRS, state tax authorities and other standard-setting bodies.
In February 2018, the FASB issued ASU 2018-02, requiring reporting entities to select an accounting policy regarding the classification of all stranded tax effects in Other Comprehensive Income (“OCI”) caused by the change in the federal corporate tax rate contained in the Tax Act. This standard takes effect for all entities in fiscal years beginning after December 15, 2018, with early adoption permitted. As of December 31, 2018, the Company elected to reclassify the income tax effects resulting from the Tax Act from OCI to Retained Earnings, recording a $0.2 million increase in OCI and a corresponding reduction in Retained Earnings.
Federal, state and foreign income tax provisions (benefits) were as follows (in thousands):

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2018	2017	2016
Federal:
Current	$35,923	$44,921	$57,321
Deferred	2,600	(46,938)	18,704
State:
Current	4,327	3,774	4,636
Deferred	884	3,921	1,878
Foreign:
Current	3,907	2,929	4,187
Deferred	(10)	(3,046)	(6,420)
Provision for income taxes	$47,631	$5,561	$80,306
Actual income tax expense differed from income tax expense computed by applying the applicable U.S. federal statutory corporate tax rate of 21.0% in 2018 and of 35.0% in 2017 and 2016 to income before income taxes, as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Provision at the U.S. federal statutory rate	$43,135	$76,651	$79,580
Increase (decrease) resulting from:
State income tax, net of benefit for federal deduction	3,639	4,472	4,230
Foreign income tax rate differential	(259)	(2,443)	(2,799)
Employment credits	(1,327)	(862)	(821)
Changes in valuation allowances	3,442	629	749
Non-deductible goodwill	—	—	34
Tax Cuts and Jobs Act - Enactment date effect	(575)	(73,028)	—
Stock-based compensation	(74)	(136)	368
Other	(350)	278	(1,035)
Provision for income taxes	$47,631	$5,561	$80,306
For the year ended December 31, 2018, the Company recorded a tax provision of $47.6 million. This included the impact of the Tax Act that made broad and complex changes to the Code. Those changes include, but are not limited to, reducing the U.S. federal corporate tax rate from 35.0% to 21.0%, creating a territorial tax system that generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, requiring companies to pay a one-time transition tax on unrepatriated earnings of their foreign subsidiaries, creating a “minimum tax” on certain foreign earnings (i.e. global intangible low-taxed income, or “GILTI”), limiting the deduction for net interest expense incurred by U.S. corporations, and eliminating certain deductions, including deductions for certain compensation arrangements and certain other business expenses. The Company recognizes the tax on GILTI as a period expense in the period the tax is incurred. Under this policy, the Company has not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period. For the year ended December 31, 2018, the Company estimated it has no GILTI tax liability.
The Company's effective income tax rate was more than the U.S. federal statutory rate of 21.0%, due primarily to: (1) the taxes provided for in U.S. state jurisdictions; and (2) valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil, partially offset by: (1) income generated in the U.K., which is taxed at a 19.0% statutory rate; (2) employment tax credits; and (3) the enactment date adjustments from the Tax Act. As a result of these items recorded in 2018 compared to the 2017 items discussed below, the effective tax rate for the year ended December 31, 2018 increased to 23.2%, as compared to 2.5% for the year ended December 31, 2017.
During 2017, the Company recorded a tax provision of $5.6 million. This included the tax benefit for the deferred tax impact of the Tax Act noted above, as well as excess tax deductions for restricted stock resulting from the adoption of ASU 2016-09, which were partially offset by certain expenses for stock-based compensation recorded in 2017 that were non-deductible for income tax purposes. For the year ended December 31, 2017, the Company also provided valuation allowances with respect to deferred tax assets primarily relating to goodwill and net operating losses of certain Brazil subsidiaries, as well

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as state net operating losses in the U.S., based on expectations concerning their realizability. As a result of these items recorded in 2017 compared to the 2016 items discussed below, the effective tax rate for the year ended December 31, 2017 decreased to 2.5%, as compared to 35.5% for the year ended December 31, 2016.
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
Deferred income tax provisions resulted from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets/liabilities resulted principally from the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Loss reserves and accruals	$41,779	$44,004
Interest rate swaps	—	259
Goodwill and intangible franchise rights	44	2,770
U.S. state net operating loss (“NOL”) carryforwards	17,894	17,430
Depreciation expense	433	—
Foreign NOL carryforwards	37,587	40,582
Other	84	379
Deferred tax assets	97,821	105,424
Valuation allowance on deferred tax assets	(52,257)	(54,415)
Net deferred tax assets	$45,564	$51,009
Deferred tax liabilities:
Goodwill and intangible franchise rights	$(123,659)	$(118,447)
Depreciation expense	(50,172)	(50,166)
Deferred gain on bond redemption	—	(327)
Interest rate swaps	(2,788)	—
Other	(72)	(1,820)
Deferred tax liabilities	(176,691)	(170,760)
Net deferred tax liability	$(131,127)	$(119,751)
As of December 31, 2018, the Company had state NOL carryforwards in the U.S. of $271.8 million that will expire between 2019 and 2038, and foreign NOL carryforwards of $113.2 million that may be carried forward indefinitely. To the extent that the Company expects that net income will not be sufficient to realize these NOLs in certain jurisdictions, a valuation allowance has been established.
The Company believes it is more likely than not that its deferred tax assets, net of valuation allowances provided, will be realized, based primarily on our expectation of future taxable income, considering future reversals of existing taxable temporary differences.
As of December 31, 2018, the Company had two controlled foreign corporations that own its foreign operations (the “Foreign Subsidiaries”). The Company has not provided for U.S. deferred taxes on the outside basis differences of its Foreign Subsidiaries, as the Company has taken the position that its investment in the Foreign Subsidiaries will be permanently reinvested outside the U.S. The book basis for one of the Company’s Foreign Subsidiaries that consists of the Company’s U.K. operations exceeded the tax basis by approximately $25.7 million, as of December 31, 2017. If a taxable event resulting in the recognition of these outside basis differences occurred, the resulting tax would not be material.
Based on the statutes of limitations in the applicable jurisdiction in which the Company operates, the Company is generally no longer subject to examinations by U.S. tax authorities in years prior to 2014, by U.K. tax authorities in years prior to 2014 and by Brazil tax authorities in years prior to 2013.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

2018
BALANCE at January 1	$1,151
Additions for current tax	562
Additions based on tax positions in prior years	—
Reductions for tax positions	—
Settlements with tax authorities	—
Reductions due to lapse of statutes of limitations	(115)
BALANCE, December 31	$1,598
The Company had no unrecognized tax benefits as of December 31, 2016 with respect to uncertain tax positions and did not incur any interest and penalties for the year then ended. Included in the balance of unrecognized tax benefits as of December 31, 2018 and 2017, are $1.4 million and $1.0 million, respectively, of tax benefits that would affect the effective tax rate if recognized.
For both years ended December 31, 2018, and 2017 the Company recorded approximately $0.2 million of interest and penalty related to its uncertain tax positions. Consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the accompanying Consolidated Statements of Operations.
9. ACCOUNTS AND NOTES RECEIVABLE, NET
The Company’s accounts and notes receivable consisted of the following (in thousands):

	December 31,
	2018	2017
Amounts due from manufacturers	$105,140	$109,599
Parts and service receivables	51,922	39,343
Finance and insurance receivables	26,446	25,293
Other	13,673	17,514
Total accounts and notes receivable	197,181	191,749
Less: allowance for doubtful accounts	3,200	3,138
Accounts and notes receivable, net	$193,981	$188,611
10. INVENTORIES, NET
The Company’s inventories consisted of the following (in thousands):

	December 31,
	2018	2017
New vehicles	$1,278,863	$1,194,632
Used vehicles	350,219	350,760
Rental vehicles	142,926	144,213
Parts, accessories and other	80,556	82,755
Total inventories	1,852,564	1,772,360
Less: lower of cost or net realizable value allowance	8,505	9,067
Inventories, net	$1,844,059	$1,763,293
11. PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment consisted of the following (in thousands):

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Estimated Useful Lives in Years	December 31,
		2018	2017
Land		$487,618	$482,600
Buildings	25 to 50	727,826	700,257
Leasehold improvements	varies	189,248	172,071
Machinery and equipment	7 to 20	125,919	117,781
Furniture and fixtures	3 to 10	109,274	100,881
Company vehicles	3 to 5	12,333	11,933
Construction in progress		42,959	41,824
Total		1,695,177	1,627,347
Less: accumulated depreciation and amortization		347,342	308,388
Property and equipment, net		$1,347,835	$1,318,959
During 2018, the Company incurred $110.1 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities, excluding $8.8 million of capital expenditures accrued as of December 31, 2017. As of December 31, 2018, the Company had accrued $9.2 million of capital expenditures. In addition, in 2018, the Company purchased real estate (including land and buildings) associated with existing dealership operations totaling $31.4 million. And, in conjunction with the acquisition of dealerships and franchises in 2018, the Company acquired $22.4 million of real estate and other property and equipment. The Company recognized $5.1 million in asset impairments related to property and equipment for the year ended December 31, 2018, all of which related to the Company’s U.S. segment. Further, the Company had $10.6 million of dealership related assets, including property and equipment and allocated goodwill, qualifying as held-for-sale assets as of December 31, 2018, because they were expected to be disposed of within the next twelve months. Such assets were reclassified to Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. All such held-for-sale assets related to the Company’s U.S. segment.
During 2017, the Company incurred $98.3 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities, excluding $15.9 million of capital expenditures accrued as of December 31, 2016. As of December 31, 2017, the Company had accrued $8.8 million of capital expenditures. In addition, the Company purchased real estate (including land and buildings) associated with existing dealership operations totaling $110.4 million. And, in conjunction with the acquisition of dealerships and franchises in 2016, the Company acquired $29.0 million of real estate and other property and equipment. The Company recognized $0.2 million in asset impairments related to property and equipment for the year ended December 31, 2017.
Depreciation and amortization expense, including amortization of capital leases, totaled $67.1 million, $57.9 million and $51.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, $68.8 million and $77.4 million, respectively, of buildings under capital leases were recorded as property and equipment, before accumulated depreciation.
12. CREDIT FACILITIES
In the U.S., the Company has a $1.8 billion revolving syndicated credit arrangement that matures on June 17, 2021 and is comprised of 24 financial institutions, including six manufacturer-affiliated finance companies (“Revolving Credit Facility”), consisting of two tranches. The Company also has a $300.0 million floorplan financing arrangement (“FMCC Facility”) with Ford Motor Credit Company (“FMCC”) for financing of new Ford vehicles in the U.S. and other floorplan financing arrangements with several other automobile manufacturers for financing of a portion of its U.S. rental vehicle inventory. In the U.K., the Company has financing arrangements with BMW Financial Services NA, LLC (“BMWFS”), Volkswagen Finance, Toyota Motor Credit Corporation (“TMCC”), FMCC and a third-party financial institution for financing of its new, used, and rental vehicles. In Brazil, the Company has financing arrangements for new, used, and rental vehicles with several financial institutions, most of which are manufacturer affiliated. Within the Company’s Consolidated Balance Sheets, Floorplan notes payable - credit facility and other primarily reflects amounts payable for the purchase of specific new, used and rental vehicle inventory (with the exception of new and rental vehicle purchases financed through lenders affiliated with the respective manufacturer) whereby financing is provided by the Revolving Credit Facility. Floorplan notes payable - manufacturer affiliates reflects amounts related to the purchase of vehicles whereby financing is provided by the FMCC Facility, the financing of a portion of the Company’s rental vehicles in the U.S. (through lenders affiliated with the respective manufacturer), as well as the financing of new, used, and rental vehicles with manufacturer affiliates in both the U.K. and Brazil. Payments on

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the floorplan notes payable are generally due as the vehicles are sold. As a result, these obligations are reflected in the accompanying Consolidated Balance Sheets as current liabilities. The outstanding balances under these financing arrangements were as follows (in thousands):

	December 31,
	2018	2017
Floorplan notes payable — credit facility and other
New vehicles	$1,063,710	$1,019,511
Used vehicles	167,578	176,802
Rental vehicles	20,114	23,530
Floorplan offset	(33,637)	(86,547)
Total floorplan notes payable - credit facility	1,217,765	1,133,296
Other floorplan notes payable	41,050	20,852
Total floorplan notes payable - credit facility and other	$1,258,815	$1,154,148
Floorplan notes payable — manufacturer affiliates
FMCC Facility	$160,786	$152,984
Floorplan offset	(100)	(22,500)
Total FMCC Facility	160,686	130,484
Foreign and rental vehicles	257,138	244,199
Total floorplan notes payable — manufacturer affiliates	$417,824	$374,683
Revolving Credit Facility
The Revolving Credit Facility consists of two tranches, providing a maximum of $1.75 billion for U.S. vehicle inventory floorplan financing (“Floorplan Line”), as well as a maximum of $360.0 million and a minimum of $50.0 million for working capital and general corporate purposes, including acquisitions (“Acquisition Line”). The Acquisition Line is not due until maturity of the Revolving Credit Facility and is therefore, classified as long-term debt in the accompanying Consolidated Balance Sheets. See further discussion of the Acquisition Line in Note 13, “Long-Term Debt”. The capacity under these two tranches can be re-designated within the overall $1.8 billion commitment, subject to the aforementioned limits. Up to $125.0 million of the Acquisition Line can be borrowed in either euros or British pound sterling. The Revolving Credit Facility can be expanded to a maximum commitment of $2.1 billion, subject to participating lender approval. The Floorplan Line bears interest at rates equal to the LIBOR plus 125 basis points for new vehicle inventory and the LIBOR plus 150 basis points for used vehicle inventory. The Acquisition Line bears interest at the LIBOR plus 150 basis points plus a margin that ranges from zero to 100 basis points, depending on the Company’s total adjusted leverage ratio, for borrowings in U.S. dollars and a LIBOR equivalent plus 125 to 250 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in euros or British pound sterling. The Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line also requires a commitment fee ranging from 0.20% to 0.45% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings. In conjunction with the Revolving Credit Facility, the Company has $3.0 million of related unamortized costs as of December 31, 2018, which are included in Prepaid expenses and other current assets and Other assets on the accompanying Consolidated Balance Sheets and amortized over the term of the facility.
After considering the outstanding balance of $1.2 billion at December 31, 2018, the Company had $247.6 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $247.6 million available borrowings under the Floorplan Line was $33.6 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 3.7% and 2.7% as of December 31, 2018 and 2017, respectively, excluding the impact of the Company’s interest rate derivative instruments. With regards to the Acquisition Line, there was $31.8 million borrowings outstanding as of December 31, 2018 and $27.0 million borrowings outstanding as of December 31, 2017. The interest rate on the Acquisition Line was 2.47% and 2.25% as of December 31, 2018 and 2017, respectively. After considering $25.3 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $277.6 million of available borrowing

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capacity under the Acquisition Line as of December 31, 2018. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $208.5 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on April 1, 2014 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock after June 2, 2014 and ending on the date of determination less (c) cash dividends and share repurchases after June 2, 2014 (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per the Consolidated Financial Statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of December 31, 2018, the Credit Facility Restricted Payment Basket totaled $72.4 million.
As of December 31, 2018 and 2017, the Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility.
Ford Motor Credit Company Facility
The FMCC Facility provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory in the U.S., including affiliated brands. This arrangement provides for $300.0 million of floorplan financing and is an evergreen arrangement that may be canceled with 30 days’ notice by either party. As of December 31, 2018, the Company had an outstanding balance of $160.7 million under the FMCC Facility with an available floorplan borrowing capacity of $139.3 million. Included in the $139.3 million available borrowings under the FMCC Facility was $0.1 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 7.00% and 6.00% before considering the applicable incentives as of December 31, 2018 and 2017, respectively.
Other Credit Facilities
The Company has credit facilities with BMWFS, Volkswagen Finance, TMCC, FMCC and a third-party financial institution for the financing of new, used and rental vehicle inventories related to its U.K. operations. These facilities are denominated in British pound sterling, are evergreen arrangements that may be canceled with notice by either party and bear interest at a base rate, plus a surcharge that varies based upon the type of vehicle being financed. As of December 31, 2018, borrowings outstanding under these facilities totaled $159.2 million. Annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 30 days, ranged from 2.17% to 3.42%.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used and rental vehicle inventories related to its Brazilian operations. These facilities are denominated in Brazilian real and have renewal terms ranging from one month to twelve months. They may be canceled with notice by either party and bear interest at a benchmark rate, plus a surcharge that varies based upon the type of vehicle being financed. As of December 31, 2018, borrowings under these facilities totaled $22.9 million. Annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, ranged from 10.81% to 16.63%.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. These financing arrangements generally require small monthly payments and mature in varying amounts over a period of two years. Rental vehicles are typically transferred to used vehicle inventory when they are removed from service and repayment of the borrowing is required at that time. As of December 31, 2018, borrowings outstanding under these rental vehicle facilities totaled $116.1 million, with interest rates that vary up to 6.75%.
13. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts and capitalized debt issuance costs. Long-term debt consisted of the following (in thousands):

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2018	2017
5.00% Senior Notes (aggregate principal of $550,000 at December 31, 2018 and 2017)	$543,730	$542,063
5.25% Senior Notes (aggregate principal of $300,000 at December 31, 2018 and 2017)	296,735	296,151
Acquisition Line	31,842	26,988
Real Estate Related & Other Long-Term Debt	445,248	440,845
Capital lease obligations related to real estate, maturing in varying amounts through December 2037 with a weighted average interest rate of 8.4% and 10.4%, respectively	48,612	51,665
	1,366,167	1,357,712
Less current maturities of long-term debt	84,678	39,528
	$1,281,489	$1,318,184
Short-Term Financing
The Company includes short-term financing loans within Current maturities of long-term debt and short-term financing, in the Company’s Consolidated Balance Sheets. As of December 31, 2018, the Company had a short-term financing arrangement in Brazil that totaled $0.7 million, which represented borrowings of $2.4 million and repayments of $1.3 million during the twelve months ended December 31, 2018. At December 31, 2018, the Company had two short-term working capital loans with third-party financial institutions in the U.K. that totaled $7.6 million, which represented borrowings of $37.9 million and repayments of $43.3 million during the twelve months ended December 31, 2018. At December 31, 2017, short-term borrowings under the U.K. third-party loans totaled $13.3 million. In addition, current maturities of long-term debt and short-term financing as of December 31, 2017, included an unsecured loan agreement with a third-party financial institution in the U.S. that totaled $24.7 million. During the twelve months ended December 31, 2018, the Company repaid the entire balance under the U.S. unsecured loan.
5.00% Senior Notes
On June 2, 2014, the Company issued 5.00% senior unsecured notes with a face amount of $350.0 million (“5.00% Notes”). Subsequently, on September 9, 2014, the Company issued an additional $200.0 million of 5.00% Notes at a discount of 1.5% from face value. The 5.00% Notes mature on June 1, 2022 with interest due semiannually, in arrears, on June 1 and December 1 of each year. The Company may redeem some or all of the 5.00% Notes at specified prices, plus accrued and unpaid interest. The Company may be required to purchase the 5.00% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.00% Notes indenture. The 5.00% Notes are senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt. The 5.00% Notes are guaranteed by substantially all of the Company’s U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company’s U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.00% Notes are structurally subordinated to the liabilities of its non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.00% Notes is the same as under the Credit Facility Restricted Payment Basket. The 5.00% Notes were registered with the Securities and Exchange Commission in June 2015. The 5.00% Notes are presented net of unamortized underwriters’ fees, discount and debt issuance costs of $6.3 million as of December 31, 2018, which are being amortized over the term of the 5.00% Notes.
5.25% Senior Notes
On December 8, 2015, the Company issued 5.25% senior unsecured notes with a face amount of $300.0 million (“5.25% Notes”). The 5.25% Notes mature on December 15, 2023 with interest due semiannually, in arrears, on June 15 and December 15 of each year. The Company may redeem some or all of the 5.25% Notes at specified prices, plus accrued and unpaid interest. The Company may be required to purchase the 5.25% Notes if it sells certain assets or triggers the change in control provisions defined in the 5.25% Notes indenture. The 5.25% Notes are senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt. The 5.25% Notes are guaranteed by substantially all of the Company’s U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company’s U.S. subsidiary guarantor’s existing and future subordinated debt. In addition, the 5.25% Notes are structurally subordinated to the liabilities of its non-guarantor subsidiaries and are subject to customary covenants, including a restricted payment basket and debt limitations. The restricted payment basket calculation under the terms of the 5.25% Notes is the same as under the Credit Facility Restricted Payment Basket. The 5.25% Notes are

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented net of unamortized underwriters’ fees, discount and debt issuance costs of $3.3 million as of December 31, 2018, which are being amortized over the term of the 5.25% Notes.
Acquisition Line
The Revolving Credit Facility, which includes the Acquisition Line, has the total borrowing capacity of $1.8 billion and matures on June 17, 2021. The Acquisition Line provides a maximum of $360.0 million and a minimum of $50.0 million for working capital and general corporate purposes, including acquisitions. See Note 12, “Credit Facilities,” for further discussion on the Company’s Revolving Credit Facility and Acquisition Line.
Real Estate Related and Other Long-Term Debt
The Company, as well as certain of its wholly-owned subsidiaries, has entered into separate term mortgage loans in the U.S. with three of its manufacturer-affiliated finance partners - TMCC, BMWFS and FMCC, as well as several third-party financial institutions (collectively, “U.S. Notes”). The U.S. Notes may be expanded for borrowings related to specific buildings and/or properties and are guaranteed by the Company. Each of the U.S. Notes was made in connection with, and is secured by mortgage liens on, the real property owned by the Company that is mortgaged under the loans. The U.S. Notes bear interest at fixed rates between 3.25% and 4.69%, and at variable indexed rates plus a spread between 1.50% and 2.50% per annum. The U.S. Notes consist of 60 term loans for an aggregate principal amount of $420.1 million. As of December 31, 2018, borrowings outstanding under the U.S. Notes totaled $343.8 million, with $67.9 million classified as Current maturities of long-term debt and short-term financing in the accompanying Consolidated Balance Sheets, as compared to $350.0 million outstanding with $26.4 million classified as Current maturities of long-term debt and short-term financing as of December 31, 2017. During 2018, the Company made additional net borrowings and principal payments of $42.7 million and $48.9 million, respectively. The U.S. Notes are presented net of unamortized underwriters’ fees, discount, and debt issuance costs of $0.6 million as of December 31, 2018, which are being amortized over the terms of the mortgage loans. The agreements provide for monthly payments based on 15 or 20-year amortization schedules and mature between January 2019 and November 2032. The U.S. Notes are cross-collateralized and cross-defaulted with each other.
The Company has entered into 18 separate term mortgage loans in the U.K. with third-party financial institutions, which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are denominated in British pound sterling and are being repaid in monthly installments that will mature by September 2034. As of December 31, 2018, borrowings under the U.K. Notes totaled $73.8 million, with $7.6 million classified as Current maturities of long-term debt and short-term financing in the accompanying Consolidated Balance Sheets, as compared to $79.2 million outstanding with $7.4 million classified as Current maturities of long-term debt and short-term financing as of December 31, 2017. During 2018, the Company made additional borrowings and principal payments of $12.1 million and $12.5 million, respectively, associated with the U.K. Notes. Additionally, during 2018, the Company has entered into an unsecured loan agreement in the U.K. with a third-party financial institution that matures in March 2028. As of December 31, 2018, borrowings under the agreement totaled $18.5 million, with $2.0 million classified as a Current maturities of long-term debt and short-term financing in the accompanying Consolidated Balance Sheets.
The Company has a separate term mortgage loan in Brazil with a third-party financial institution (the “Brazil Note”). The Brazil Note is denominated in Brazilian real and is secured by one of the Company’s Brazilian properties, as well as a guarantee from the Company. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of December 31, 2018, borrowings under the Brazil Note totaled $2.5 million, with $0.3 million classified as a Current maturity of long-term debt and short-term financing in the accompanying Consolidated Balance Sheets. At December 31, 2017, borrowings under the Brazil Note totaled $3.3 million, with $0.4 million classified as a Current maturities of long-term debt and short-term financing in the accompanying Consolidated Balance Sheets. During 2018, the Company made no additional borrowings and made principal payments of $0.5 million associated with the Brazil Note. The Company also has a working capital loan agreement with a third-party financial institution in Brazil. The principal balance on the loan is due by February 2020 with interest only payments being made until the due date. As of December 31, 2018 and 2017, borrowings under the Brazilian third-party loan totaled $5.7 million and $6.6 million, respectively. During 2018, the Company made no additional borrowings or principal payments.
Fair Value of Long-Term Debt
The Company’s outstanding 5.00% Notes had a fair value of $521.6 million and $567.9 million as of December 31, 2018 and December 31, 2017, respectively. The Company’s outstanding 5.25% Notes had a fair value of $286.5 million and $310.9 million as of December 31, 2018 and December 31, 2017, respectively. The carrying value of the Company’s fixed interest rate borrowings included in Real estate related and other long-term debt totaled $79.5 million and $86.8 million as of December 31, 2018 and December 31, 2017, respectively. The fair value of such fixed interest rate borrowings was $76.2 million and $92.9 million as of December 31, 2018 and December 31, 2017, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2018 and December 31, 2017. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
All Long-Term Debt
Total interest expense on the 5.00% Notes and 5.25% Notes for the years ended December 31, 2018, 2017, and 2016 was $43.3 million, $43.3 million, and $43.3 million, respectively, excluding amortization of discounts and capitalized cost of $2.2 million, $2.2 million, and $2.1 million, respectively.
Total interest expense on real estate related and other long-term debt, as well as the Acquisition Line, for the years ended December 31, 2018, 2017 and 2016, was $20.3 million, $15.0 million and $13.7 million, respectively. These amounts exclude the impact of the interest rate derivative instruments related to various variable-rate, real estate related mortgage loans of $0.5 million, $1.9 million, and $2.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.
In addition, the Company recognized $9.5 million, $8.2 million and $6.6 million of total interest expense related to capital leases and various other notes payable, net of interest income, for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company capitalized $1.3 million, $1.6 million, and $0.7 million of interest on construction projects in 2018, 2017 and 2016, respectively.
The aggregate annual maturities of long-term debt, excluding unamortized capitalized debt issuance costs of $3.1 million, for the next five years are as follows (in thousands):

Total
Years Ended December 31,
2019	$84,865
2020	56,408
2021	93,233
2022	593,389
2023	371,834
Thereafter	169,549
Total	$1,369,278
14. FAIR VALUE MEASUREMENTS
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
In addition, the Company maintains an investment balance with certain of the financial institutions in Brazil that provide credit facilities for the financing of new, used and rental vehicle inventories. The investment balances bear interest at a variable rate and are redeemable by the Company in the future under certain conditions. Certain restrictions exist related to the Company’s use of such investment balances, as well as the timing of the Company’s access to the funds. The Company has classified these investment balances as long-term assets in the accompanying Consolidated Balance Sheets. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices, that are observable or that can be corroborated by observable data by correlation. Accordingly, the Company has classified these instruments within Level 2 of the hierarchy framework.
Refer to Note 2, “Summary of Significant Accounting Policies and Estimates,” for more information on fair value measurements of interest rate derivative instruments.
Asset and liabilities recorded at fair value, within Level 2 of the hierarchy framework, within the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively, were as follows (in thousands):

	As of December 31,
	2018	2017
Assets:
Investments	$2,788	$844
Demand obligations	13	13
Interest rate derivative financial instruments	13,576	9,501
Total	$16,377	$10,358
Liabilities:
Interest rate derivative financial instruments	$1,811	$10,579
Total	$1,811	$10,579
15. COMMITMENTS AND CONTINGENCIES
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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries sublet to the dealership purchaser the Company’s subsidiaries’ interests in any real property leases associated with such dealerships and continue to be primarily obligated on the lease. In these situations, the Company’s subsidiaries retain primary responsibility for the performance of certain obligations under such leases. To the extent that the Company remains primarily responsible under such leases, a quantification of such lease obligations is included in the Company’s disclosure of future minimum lease payments for non-cancelable operating leases in Note 19, “Operating Leases”.
In certain instances, also in connection with dealership dispositions, the Company’s subsidiaries assign to the dealership purchaser the Company’s subsidiaries’ interests in any real property leases associated with such dealerships. The Company’s subsidiaries may retain secondary responsibility for the performance of certain obligations under such leases to the extent that the assignee does not perform, if such performance is required following the assignment of the lease. Additionally, the Company and its subsidiaries may remain subject to the terms of a guaranty made by the Company and its subsidiaries in connection with such leases. In these circumstances, the Company generally has indemnification rights against the assignee in the event of non-performance under these leases, as well as certain defenses. Although the Company has no reason to believe that it or its subsidiaries will be called upon to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $42.1 million as of December 31, 2018. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, potential environmental liabilities are generally known at the time of the sale of the dealership if not previously remediated. The Company does not have any known material environmental commitments or contingencies and presently has no reason to believe that it or its subsidiaries will be called on to so perform. Although not estimated to be material, the Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows in the future.
16. ASSET IMPAIRMENTS
The Company performs its annual impairment assessment of the carrying value of its goodwill and intangible franchise rights as of October 31st of each year. The Company also performs interim reviews of all of its long-lived and indefinite-lived assets for impairment when evidence exists that the carrying value may not be recoverable.
In the Company’s 2018 annual goodwill assessment, the fair value of each of its reporting units exceeded the carrying value of its net assets (step one of the goodwill impairment test). As a result, the Company was not required to conduct the second step of the impairment test for goodwill. If, in future periods, the Company determines that the carrying amount of its net assets exceeds the respective fair value of its goodwill for any or all of its reporting units, the Company could be required to recognize a material non-cash asset impairment charge to the goodwill associated with the reporting unit(s).
In the Company’s 2018 interim and annual impairment assessments of long-lived assets and intangible franchise rights, the Company determined that the carrying values of certain of its intangible franchise rights were greater than the fair value, and as a result, recognized $38.7 million in aggregate pre-tax non-cash asset impairment charges. In addition, the Company determined that the carrying value of various other long-lived assets were no longer recoverable, and recognized $5.1 million in

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pre-tax non-cash asset impairment charges, all of which are reflected in Asset impairments in the Consolidated Statements of Operations.
In the Company’s 2017 annual goodwill assessment, the fair value of each of its reporting units exceeded the carrying value of its net assets (step one of the goodwill impairment test). As a result, the Company was not required to conduct the second step of the impairment test for goodwill. In the Company’s 2017 interim and annual impairment assessments of long-lived assets and intangible franchise rights, the Company recorded the following non-cash asset impairment charges, all of which are reflected in Asset impairments within the Consolidated Statements of Operations:

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
In the Company’s 2016 annual goodwill assessment, the fair value of each of its reporting units exceeded the carrying value of its net assets (step one of the goodwill impairment test). As a result, the Company was not required to conduct the second step of the impairment test for goodwill. During 2016, the Company also completed other impairment assessments on an annual and interim basis, as applicable, and recorded the following non-cash asset impairment charges, all of which are reflected in asset impairments in the accompanying Consolidated Statements of Operations:

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

17. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment (in thousands):

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
BALANCE, December 31, 2016	$260,534	$17,337	$7,005	$284,876
Additions through acquisitions	8,035	10,133	—	18,168
Impairments	(12,588)	—	(6,744)	(19,332)
Currency translation	—	2,013	(93)	1,920
BALANCE, December 31, 2017	255,981	29,483	168	285,632
Additions through acquisitions	11,540	8,423	—	19,963
Disposals	(4,872)	—	—	(4,872)
Impairments	(38,255)	(485)	—	(38,740)
Currency translation	—	(2,329)	(24)	(2,353)
BALANCE, December 31, 2018	$224,394	$35,092	$144	$259,630
The decrease in the Company’s intangible franchise rights in 2018 was primarily related to impairments above in the U.S. and U.K. The decrease was partially offset by the addition of franchise rights related to acquisitions. See Note 4, “Acquisitions and Dispositions”, for additional information.
The increase in the Company’s intangible franchise rights in 2017 was primarily related to the addition of franchise rights associated with the purchase of 12 dealerships in the U.K. and three dealerships in the U.S., offset by impairments in the U.S. and Brazil of $12.6 million and $6.7 million, respectively.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Goodwill
	U.S.	U.K.	Brazil	Total
BALANCE, December 31, 2016	$805,935	$57,054	$13,774	$876,763	(1)
Additions through acquisitions	29,332	2,575	95	32,002
Disposals	—	—	(933)	(933)
Currency translation	—	5,405	(203)	5,202
BALANCE, December 31, 2017	835,267	65,034	12,733	913,034	(1)
Additions through acquisitions	39,703	28,475	4,284	72,462
Purchase price allocation adjustments	19	—	—	19
Disposals and assets held for sale	(13,361)	—	—	(13,361)
Currency translation	—	(5,922)	(2,307)	(8,229)
BALANCE, December 31, 2018	$861,628	$87,587	$14,710	$963,925	(1)
(1) Net of accumulated impairments of $97.8 million
The increase in the Company’s goodwill in 2018 was primarily related to the goodwill associated with the Company’s acquisitions. The increase was partially offset by disposals of certain dealerships in the U.S. and the reclassification of goodwill to Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets related to three pending dispositions qualifying as held-for-sale assets. See Note 4, “Acquisitions and Dispositions”, for additional information. The goodwill associated with the acquisitions in the U.S. and Brazil are expected to be deductible for tax purposes, while the goodwill associated with the acquisition in the U.K. is not expected to be deductible for tax purposes.
The increase in the Company’s goodwill in 2017 was primarily related to the goodwill associated with the purchase of three dealerships in the U.S. and 12 dealerships in the U.K., and foreign currency translation adjustments in the U.K. and Brazil. The increase was partially offset by the disposal of two dealerships in Brazil.
18. EMPLOYEE SAVINGS PLANS
The Company has a deferred compensation plan to provide select employees and non-employee members of the Company’s Board of Directors with the opportunity to accumulate additional savings for retirement on a tax-deferred basis (“Deferred Compensation Plan”). Participants in the Deferred Compensation Plan are allowed to defer receipt of a portion of their salary and/or bonus compensation, or in the case of the Company’s non-employee directors, annual retainer and meeting fees earned. The participants can choose from various defined investment options to determine their earnings crediting rate. However, the Company has complete discretion over how the funds are utilized. Participants in the Deferred Compensation Plan are unsecured creditors of the Company. The balances due to participants of the Deferred Compensation Plan as of December 31, 2018 and 2017 were $61.9 million and $56.6 million, respectively, with $0.8 million classified as current for both periods.
The Company offers a 401(k) plan to all of its employees and provides a matching contribution to employees that participate in the plan. For the years ended December 31, 2018 and 2017, the matching contributions paid by the Company totaled $6.2 million and $5.1 million, respectively.
19. OPERATING LEASES
The Company leases various facilities and equipment under long-term operating lease agreements. Generally, the Company’s real estate and facility leases in the U.S. have 30-year total terms, with initial terms of 15 years and three additional five-year terms, at our option. In the U.K. and Brazil, the Company’s real estate and facility leases generally have 20-year terms and 5-year terms, respectively.
Future minimum lease payments for non-cancelable operating leases as of December 31, 2018, are as follows (in thousands):

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total
Years Ended December 31,
2019	$38,298
2020	34,705
2021	30,903
2022	26,713
2023	24,262
Thereafter	141,662
Total (1)	$296,543
(1) Includes $2.9 million of future, non-cancelable sublease payments to be received.
Total rent expense under all operating leases was $48.2 million, $51.8 million, and $53.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
BALANCE, December 31, 2015	$(118,532)	$(19,452)	$(137,984)
Other comprehensive income (loss), net of tax	(19,081)	10,121	(8,960)
BALANCE, December 31, 2016	(137,613)	(9,331)	(146,944)
Other comprehensive income (loss), net of tax	15,061	8,657	23,718
BALANCE, December 31, 2017	(122,552)	(674)	(123,226)
Other comprehensive income (loss), net of tax	(24,156)	9,760	(14,396)
Tax effects reclassified from accumulated other comprehensive income (loss)	—	(150)	(150)
BALANCE, December 31, 2018	$(146,708)	$8,936	$(137,772)
21. SEGMENT INFORMATION
As of December 31, 2018, the Company had three reportable segments: (1) U.S., (2) U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. The vast majority of the Company’s corporate activities are associated with the operations of the U.S. operating segment and therefore the corporate financial results are included within the U.S. reportable segment.
Reportable segment revenues, gross profit, SG&A, depreciation and amortization expenses, asset impairments, floorplan interest expense, net, other interest expense, net, benefit (provision) for income taxes, net income (loss) and capital expenditures are as follows (in thousands):

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2018
	U.S.		U.K.	Brazil		Total
New vehicle retail sales	$4,682,820		$1,217,135	$281,416		$6,181,371
Used vehicle retail sales	2,306,999		771,719	87,352		3,166,070
Used vehicle wholesale sales	178,910		173,783	16,882		369,575
Parts and service	1,153,257		217,594	46,038		1,416,889
Finance, insurance and other, net	401,271		57,154	9,028		467,453
Total revenues	8,723,257		2,437,385	440,716		11,601,358
Gross profit	1,391,306		279,902	53,885		1,725,093
Selling, general and administrative expenses	982,064	(1)	240,403	50,590	(2)	1,273,057
Depreciation and amortization expense	52,881		12,586	1,603		67,070
Asset impairments	43,398		485	—		43,883
Floorplan interest expense	(52,773)		(6,322)	(787)		(59,882)
Other interest expense, net	(68,085)		(6,797)	(916)		(75,798)
Income (loss) before income taxes	192,105		13,309	(11)		205,403
Benefit (provision) for income taxes	(43,734)		(2,549)	(1,348)		(47,631)
Net income (loss)	$148,371		$10,760	$(1,359)		$157,772
Capital expenditures	$90,530		$16,947	$2,667		$110,144
(1) Includes the following, pre-tax: net gain on real estate and dealership transactions of $25.2 million, loss due to catastrophic events of $6.4 million and legal items of $1.3 million.
(2) Includes pre-tax loss related to legal items of $3.7 million.

	Year Ended December 31, 2017 (4)
	U.S.		U.K.	Brazil	Total
New vehicle retail sales	$4,768,864		$1,092,612	$296,055	$6,157,531
Used vehicle retail sales	2,160,699		546,266	92,021	2,798,986
Used vehicle wholesale sales	250,668		136,847	12,655	400,170
Parts and service	1,124,380		165,755	47,897	1,338,032
Finance, insurance and other, net	375,954		44,523	8,525	429,002
Total revenues	8,680,565	(1)	1,986,003	457,153	11,123,721
Gross profit	1,365,314		225,253	54,942	1,645,509
Selling, general and administrative expenses	983,974	(2)	191,570	50,651	1,226,195
Depreciation and amortization expense	48,285		8,198	1,453	57,936
Asset impairments	12,762		—	6,744	19,506
Floorplan interest expense	(47,221)		(4,727)	(424)	(52,372)
Other interest expense, net	(66,493)		(3,664)	(340)	(70,497)
Income (loss) before income taxes	206,579		17,094	(4,670)	219,003
Benefit (provision) for income taxes	(5,679)	(3)	(2,142)	2,260	(5,561)
Net income (loss)	$200,900		$14,952	$(2,410)	$213,442
Capital expenditures	$77,477		$19,944	$880	$98,301
(1) Includes the impact of chargeback reserves for finance and insurance revenues associated with catastrophic events of $6.6 million.
(2) Includes the following, pre-tax: gain on OEM settlement of $1.8 million and loss due to catastrophic events of $8.8 million.
(3) Includes a tax benefit of $73.0 million associated with a reduction in the corporate income tax rate enacted in the Tax Act
(4) Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting policies under Topic 605, Revenue Recognition.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2016 (4)
	U.S.		U.K.	Brazil		Total
New vehicle retail sales	$4,766,047		$987,538	$292,490		$6,046,075
Used vehicle retail sales	2,242,508		434,203	81,002		2,757,713
Used vehicle wholesale sales	276,710		121,747	3,406		401,863
Parts and service	1,071,651		143,362	46,294		1,261,307
Finance, insurance and other, net	377,756		36,305	6,593		420,654
Total revenues	8,734,672		1,723,155	429,785		10,887,612
Gross profit	1,355,349		192,982	46,738		1,595,069
Selling, general and administrative expenses	965,139	(1)	158,636	46,988	(2)	1,170,763
Depreciation and amortization expense	43,472		6,594	1,168		51,234
Asset impairments	21,794		201	10,843		32,838
Floorplan interest expense	(40,444)		(4,222)	(261)		(44,927)
Other interest expense, net	(62,320)		(5,197)	(419)		(67,936)
Income (loss) before income taxes	222,180		18,132	(12,941)		227,371
Benefit (provision) for income taxes	(82,541)		(3,697)	5,932		(80,306)
Net income (loss)	$139,639		$14,435	$(7,009)	(3)	$147,065
Capital expenditures	$86,692		$12,602	$1,312		$100,606
(1) Includes the following pre-tax: gain on OEM settlement of $11.7 million, loss due to catastrophic events of $5.9 million, a net gain on real estate and dealership transactions of $2.7 million, and severance costs of $1.8 million.(2) Includes pre-tax loss on real estate and dealership transactions of $0.8 million.
(3) Includes a foreign deferred income tax benefit of $1.7 million.
(4) Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting policies under Topic 605, Revenue Recognition.
Goodwill and intangible franchise rights and total assets by reportable segment are as follows (in thousands):

	As of December 31, 2018
	U.S.	U.K.	Brazil	Total
Goodwill and intangible franchise rights	$1,086,022	$122,679	$14,854	$1,223,555
Total assets	$4,113,049	$756,350	$131,676	$5,001,075

	As of December 31, 2017
	U.S.	U.K.	Brazil	Total
Goodwill and intangible franchise rights	$1,091,248	$94,517	$12,901	$1,198,666
Total assets	$4,087,039	$654,154	$129,872	$4,871,065

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth	Full Year
	(In thousands, except per share data)
Years Ended December 31,
2018
Total revenues	$2,860,026	$2,943,462	$2,889,058	$2,908,812	$11,601,358
Gross profit	419,763	438,163	435,101	432,066	1,725,093
Net income (loss)	35,814	56,463	34,777	30,718	157,772
Basic earnings (loss) per share (1)	1.70	2.72	1.74	1.62	7.83
Diluted earnings (loss) per share (1)	1.70	2.72	1.74	1.62	7.83
2017
Total revenues	$2,518,829	$2,672,195	$3,012,292	$2,920,405	$11,123,721
Gross profit	383,522	404,892	431,420	425,675	1,645,509
Net income (loss)	33,939	39,133	29,881	110,489	213,442
Basic earnings (loss) per share (1)	1.58	1.84	1.43	5.27	10.08
Diluted earnings (loss) per share (1)	1.58	1.84	1.43	5.27	10.08
(1) The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.
Net income for the second, third, and fourth quarters of 2018, includes approximately $4.3 million, $23.2 million and $16.5 million, respectively, of pre-tax impairment charges related to intangible franchise rights and property and equipment write-offs. The second quarter also includes a pre-tax gain of approximately $20.2 million related to real estate and dealership dispositions.
Net income for the third and fourth quarters of 2017, includes approximately $9.5 million and $10.0 million, respectively, of pre-tax impairment charges related to intangible franchise rights and property and equipment write-offs. The third quarter also included $14.7 million related to chargeback expense for reserves associated with expected finance and insurance product cancellations and property damage as a result of Hurricanes Harvey and Irma. The fourth quarter also included a provisional tax benefit of approximately $73.0 million related to the re-measurement of deferred tax assets and liabilities as a result of the U.S. tax reform bill enacted in December 2017.
For more information on non-cash impairment charges, see Note 16, "Asset Impairments.”
23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of December 31, 2018 and 2017, and for each of the years in the three-year period ended December 31, 2018, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes), guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities had they operated on a stand-alone basis. In accordance with Rule 3-10 of Regulation S-X, condensed consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under the 5.00% Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100%-owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X). There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2018
(In thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,613	$11,319	$—	$15,932
Contracts-in-transit and vehicle receivables, net	—	232,095	33,565	—	265,660
Accounts and notes receivable, net	—	153,871	40,110	—	193,981
Intercompany accounts receivable	31,842	21,636	—	(53,478)	—
Inventories, net	—	1,468,422	375,637	—	1,844,059
Prepaid expenses and other current assets	992	32,118	49,624	—	82,734
Total current assets	32,834	1,912,755	510,255	(53,478)	2,402,366
PROPERTY AND EQUIPMENT, net	—	1,124,559	223,276	—	1,347,835
GOODWILL	—	861,628	102,297	—	963,925
INTANGIBLE FRANCHISE RIGHTS	—	224,394	35,236	—	259,630
INVESTMENT IN SUBSIDIARIES	3,100,931	—	—	(3,100,931)	—
OTHER ASSETS	—	16,165	11,154	—	27,319
Total assets	$3,133,765	$4,139,501	$882,218	$(3,154,409)	$5,001,075

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,251,402	$41,050	$—	$1,292,452
Offset account related to floorplan notes payable - credit facility	—	(33,637)	—	—	(33,637)
Floorplan notes payable — manufacturer affiliates	—	276,862	141,062	—	417,924
Offset account related to floorplan notes payable - manufacturer affiliates	—	(100)	—	—	(100)
Current maturities of long-term debt and short-term financing	—	73,834	19,133	—	92,967
Current liabilities from interest rate risk management activities	—	115	—	—	115
Accounts payable	—	200,912	218,438	—	419,350
Intercompany accounts payable	1,164,949	—	53,478	(1,218,427)	—
Accrued expenses	—	164,883	32,611	—	197,494
Total current liabilities	1,164,949	1,934,271	505,772	(1,218,427)	2,386,565
LONG-TERM DEBT, net of current maturities	872,307	294,388	114,794	—	1,281,489
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	1,696	—	—	1,696
DEFERRED INCOME TAXES AND OTHER LIABILITIES	815	223,022	11,794	—	235,631
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,095,694	2,851,073	249,858	(3,100,931)	1,095,694
Intercompany note receivable	—	(1,164,949)	—	1,164,949	—
Total stockholders’ equity	1,095,694	1,686,124	249,858	(1,935,982)	1,095,694
Total liabilities and stockholders’ equity	$3,133,765	$4,139,501	$882,218	$(3,154,409)	$5,001,075

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2017
(In thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$10,096	$18,691	$—	$28,787
Contracts-in-transit and vehicle receivables, net	—	266,788	39,645	—	306,433
Accounts and notes receivable, net	—	144,872	43,739	—	188,611
Intercompany accounts receivable	26,988	12,948	—	(39,936)	—
Inventories, net	—	1,434,852	328,441	—	1,763,293
Prepaid expenses and other current assets	1,934	8,378	31,750	—	42,062
Total current assets	28,922	1,877,934	462,266	(39,936)	2,329,186
PROPERTY AND EQUIPMENT, net	—	1,121,108	197,851	—	1,318,959
GOODWILL	—	835,268	77,766	—	913,034
INTANGIBLE FRANCHISE RIGHTS	—	255,980	29,652	—	285,632
INVESTMENT IN SUBSIDIARIES	2,999,407	—	—	(2,999,407)	—
OTHER ASSETS	—	13,682	10,572	—	24,254
Total assets	$3,028,329	$4,103,972	$778,107	$(3,039,343)	$4,871,065

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,219,844	$20,851	$—	$1,240,695
Offset account related to floorplan notes payable - credit facility	—	(86,547)	—	—	(86,547)
Floorplan notes payable — manufacturer affiliates	—	272,563	124,620	—	397,183
Offset account related to floorplan notes payable - manufacturer affiliates	—	(22,500)	—	—	(22,500)
Current maturities of long-term debt and short-term financing	24,741	31,229	21,639	—	77,609
Current liabilities from interest rate risk management activities	—	1,996	—	—	1,996
Accounts payable	—	229,470	183,511	—	412,981
Intercompany accounts payable	890,995	—	39,936	(930,931)	—
Accrued expenses	—	150,241	26,829	—	177,070
Total current liabilities	915,736	1,796,296	417,386	(930,931)	2,198,487
LONG-TERM DEBT, net of current maturities	865,202	360,526	92,456	—	1,318,184
LIABILITIES FROM INTEREST RATE RISK MANAGEMENT ACTIVITIES	—	8,583	—	—	8,583
DEFERRED INCOME TAXES AND OTHER LIABILITIES	(117)	210,216	11,430	—	221,529
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,247,508	2,619,346	256,835	(2,999,407)	1,124,282
Intercompany note receivable	—	(890,995)	—	890,995	—
Total stockholders’ equity	1,247,508	1,728,351	256,835	(2,108,412)	1,124,282
Total liabilities and stockholders’ equity	$3,028,329	$4,103,972	$778,107	$(3,039,343)	$4,871,065

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Year Ended December 31, 2018
(In thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
REVENUES	$—	$8,723,258	$2,878,100	$—	$11,601,358
COST OF SALES	—	7,331,950	2,544,315	—	9,876,265
GROSS PROFIT	—	1,391,308	333,785	—	1,725,093
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,388	971,923	297,746	—	1,273,057
DEPRECIATION AND AMORTIZATION EXPENSE	—	52,881	14,189	—	67,070
ASSET IMPAIRMENTS	—	43,398	485	—	43,883
INCOME (LOSS) FROM OPERATIONS	(3,388)	323,106	21,365	—	341,083
OTHER EXPENSE:
Floorplan interest expense	—	(52,773)	(7,109)	—	(59,882)
Other interest income (expense), net	—	(68,085)	(7,713)	—	(75,798)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(3,388)	202,248	6,543	—	205,403
BENEFIT (PROVISION) FOR INCOME TAXES	786	(44,520)	(3,897)	—	(47,631)
EQUITY IN EARNINGS OF SUBSIDIARIES	160,374	—	—	(160,374)	—
NET INCOME (LOSS)	$157,772	$157,728	$2,646	$(160,374)	$157,772
COMPREHENSIVE INCOME (LOSS)	—	9,760	(24,156)	—	(14,396)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$157,772	$167,488	$(21,510)	$(160,374)	$143,376

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Year Ended December 31, 2017
(In thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
REVENUES	$—	$8,680,565	$2,443,156	$—	$11,123,721
COST OF SALES	—	7,315,252	2,162,960	—	9,478,212
GROSS PROFIT	—	1,365,313	280,196	—	1,645,509
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,381	974,413	248,401	—	1,226,195
DEPRECIATION AND AMORTIZATION EXPENSE	—	48,284	9,652	—	57,936
ASSET IMPAIRMENTS	—	12,762	6,744	—	19,506
INCOME (LOSS) FROM OPERATIONS	(3,381)	329,854	15,399	—	341,872
OTHER EXPENSE:
Floorplan interest expense	—	(47,222)	(5,150)	—	(52,372)
Other interest expense, net	—	(66,490)	(4,007)	—	(70,497)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(3,381)	216,142	6,242	—	219,003
BENEFIT (PROVISION) FOR INCOME TAXES	1,268	(6,947)	118	—	(5,561)
EQUITY IN EARNINGS OF SUBSIDIARIES	215,556	—	—	(215,556)	—
NET INCOME (LOSS)	$213,443	$209,195	$6,360	$(215,556)	$213,442
COMPREHENSIVE INCOME (LOSS)	—	8,657	15,061	—	23,718
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$213,443	$217,852	$21,421	$(215,556)	$237,160

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Year Ended December 31, 2016
(In thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
REVENUES	$—	$8,734,673	$2,152,939	$—	$10,887,612
COST OF SALES	—	7,379,323	1,913,220	—	9,292,543
GROSS PROFIT	—	1,355,350	239,719	—	1,595,069
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,722	954,495	213,546	—	1,170,763
DEPRECIATION AND AMORTIZATION EXPENSE	—	43,472	7,762	—	51,234
ASSET IMPAIRMENTS	—	21,794	11,044	—	32,838
INCOME (LOSS) FROM OPERATIONS	(2,722)	335,589	7,367	—	340,234
OTHER EXPENSE:
Floorplan interest expense	—	(40,444)	(4,483)	—	(44,927)
Other interest income (expense), net	—	(64,870)	(3,066)	—	(67,936)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,722)	230,275	(182)	—	227,371
BENEFIT (PROVISION) FOR INCOME TAXES	1,020	(83,560)	2,234	—	(80,306)
EQUITY IN EARNINGS OF SUBSIDIARIES	148,767	—	—	(148,767)	—
NET INCOME (LOSS)	$147,065	$146,715	$2,052	$(148,767)	$147,065
COMPREHENSIVE INCOME (LOSS)		10,121	(19,081)		(8,960)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARENT	$147,065	$156,836	$(17,029)	$(148,767)	$138,105

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31, 2018
(In thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$157,770	$98,934	$13,274	$269,978
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(91,891)	(43,452)	(135,343)
Proceeds from disposition of franchises, property and equipment	—	101,462	6,412	107,874
Purchases of property and equipment, including real estate	—	(97,229)	(43,804)	(141,033)
Other	501	—	—	501
Net cash used in (provided by) investing activities	501	(87,658)	(80,844)	(168,001)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	6,858,529	95,799	6,954,328
Repayments on credit facility - floorplan line and other	—	(6,797,143)	(72,913)	(6,870,056)
Borrowings on credit facility - acquisition line	165,346	—	—	165,346
Repayments on credit facility - acquisition line	(158,485)	—	—	(158,485)
Borrowings on other debt	—	95,799	60,224	156,023
Principal payments on other debt	(24,741)	(48,924)	(45,124)	(118,789)
Borrowings on debt related to real estate	—	42,657	12,055	54,712
Principal payments on debt related to real estate	—	(77,781)	(13,686)	(91,467)
Employee stock purchase plan purchases, net of employee tax withholdings	2,717	—	—	2,717
Proceeds from termination of mortgage swap	—	918	—	918
Repurchases of common stock, amounts based on settlement date	(183,918)	—	—	(183,918)
Dividends paid	(20,872)	—	—	(20,872)
Borrowings (repayments) with subsidiaries	289,432	(300,731)	11,299	—
Investment in subsidiaries	(227,750)	209,917	17,833	—
Net cash provided by (used in) financing activities	(158,271)	(16,759)	65,487	(109,543)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(3,345)	(3,345)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(5,483)	(5,428)	(10,911)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	10,096	19,535	29,631
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$4,613	$14,107	$18,720

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31, 2017
(In thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$214,595	$(13,759)	$(4,321)	$196,515
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(62,474)	(46,607)	(109,081)
Proceeds from disposition of franchises, property and equipment	—	8,345	2,363	10,708
Purchases of property and equipment, including real estate	—	(185,342)	(30,490)	(215,832)
Other	—	1,607	—	1,607
Net cash provided by (used in) investing activities	—	(237,864)	(74,734)	(312,598)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	7,019,070	—	7,019,070
Repayments on credit facility - floorplan line and other	—	(6,957,866)	—	(6,957,866)
Borrowings on credit facility - acquisition line	68,086	—	—	68,086
Repayment on credit facility - acquisition line	(42,278)	—	—	(42,278)
Borrowings on other debt	25,054	19	140,629	165,702
Principal payments on other debt	(313)	(718)	(120,168)	(121,199)
Borrowings on debt related to real estate	—	46,419	28,890	75,309
Principal payments on debt related to real estate loans	—	(22,931)	(6,460)	(29,391)
Issuance of common stock to benefit plans, net	4,603	—	—	4,603
Repurchases of common stock, amounts based on settlement date	(40,094)	—	—	(40,094)
Dividends paid	(20,466)	—	—	(20,466)
Borrowings (repayments) with subsidiaries	2,892	(32,719)	29,827	—
Investment in subsidiaries	(212,079)	202,406	9,673	—
Net cash provided by (used in) financing activities	(214,595)	253,680	82,391	121,476
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(8)	(8)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	2,057	3,328	5,385
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	8,039	16,207	24,246
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$10,096	$19,535	$29,631

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31, 2016
(In thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$147,065	$238,552	$(1,520)	$384,097
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	—	(57,327)	(57,327)
Proceeds from disposition of franchises, property and equipment	—	35,317	1,526	36,843
Purchases of property and equipment, including real estate	—	(138,263)	(18,258)	(156,521)
Other	—	2,748	217	2,965
Net cash provided by (used in) investing activities	—	(100,198)	(73,842)	(174,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	6,597,406	—	6,597,406
Repayments on credit facility - floorplan line and other	—	(6,676,161)	—	(6,676,161)
Borrowings on credit facility - acquisition line	220,020	—	—	220,020
Repayment on credit facility - acquisition line	(220,020)	—	—	(220,020)
Borrowings on other debt	—	—	49,972	49,972
Principal payments on other debt	—	(923)	(45,005)	(45,928)
Borrowings on debt related to real estate, net of debt issue costs	(2,997)	42,138	—	39,141
Principal payments on debt related to real estate loans	—	(20,309)	(5,154)	(25,463)
Issuance of common stock to benefit plans, net	3,868	—	—	3,868
Repurchases of common stock, amounts based on settlement date	(127,606)	—	—	(127,606)
Tax effect from stock-based compensation	(249)	—	—	(249)
Dividends paid	(19,987)	—	—	(19,987)
Borrowings (repayments) with subsidiaries	399,151	(406,888)	7,737	—
Investment in subsidiaries	(399,245)	328,084	71,161	—
Net cash provided by (used in) financing activities	(147,065)	(136,653)	78,711	(205,007)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	2,145	2,145
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	1,701	5,494	7,195
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	6,338	10,713	17,051
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$8,039	$16,207	$24,246