Form 10-Q
period 2019-03-31
GROUP 1 AUTOMOTIVE INC
filed 2019-05-08
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Ticker symbol	Name of exchange on which registered
Common stock, par value $0.01 per share	GPI	New York Stock Exchange
As of April 30, 2019, the registrant had 18,518,069 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,623	$15,932
Contracts-in-transit and vehicle receivables, net	261,194	265,660
Accounts and notes receivable, net	185,311	193,981
Inventories, net	1,860,907	1,844,059
Prepaid expenses and other current assets	92,036	82,734
TOTAL CURRENT ASSETS	2,433,071	2,402,366
Property and equipment, net	1,370,743	1,347,835
Operating lease assets	214,776	—
Goodwill	965,882	963,925
Intangible franchise rights	260,465	259,630
Other assets	18,554	27,319
TOTAL ASSETS	$5,263,491	$5,001,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable - credit facility and other	$1,255,784	$1,292,452
Offset account related to floorplan notes payable - credit facility	(72,728)	(33,637)
Floorplan notes payable - manufacturer affiliates	444,003	417,924
Offset account related to floorplan notes payable - manufacturer affiliates	(26,000)	(100)
Current maturities of long-term debt and short-term financing	96,359	92,967
Current operating lease liabilities	23,907	—
Accounts payable	507,348	419,350
Accrued expenses and other current liabilities	208,069	197,609
TOTAL CURRENT LIABILITIES	2,436,742	2,386,565
Long-term debt, net of current maturities	1,262,582	1,281,489
Operating lease liabilities, net of current portion	204,331	—
Deferred income taxes	136,219	134,683
Liabilities from interest rate risk management activities	2,430	1,696
Other liabilities	93,474	100,948
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000 shares authorized; 25,522 and 25,494 issued, respectively	255	255
Additional paid-in capital	287,115	292,774
Retained earnings	1,422,576	1,394,817
Accumulated other comprehensive income (loss)	(138,749)	(137,772)
Treasury stock, at cost; 7,001 and 7,172 shares, respectively	(443,484)	(454,380)
TOTAL STOCKHOLDERS’ EQUITY	1,127,713	1,095,694
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,263,491	$5,001,075

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
REVENUES:
New vehicle retail sales	$1,414,485	$1,513,590
Used vehicle retail sales	819,203	780,570
Used vehicle wholesale sales	92,138	104,029
Parts and service sales	369,174	349,515
Finance, insurance and other, net	113,376	112,322
Total revenues	2,808,376	2,860,026
COST OF SALES:
New vehicle retail sales	1,343,094	1,438,163
Used vehicle retail sales	771,394	737,075
Used vehicle wholesale sales	91,687	102,374
Parts and service sales	170,698	162,651
Total cost of sales	2,376,873	2,440,263
GROSS PROFIT	431,503	419,763
Selling, general and administrative expenses	327,708	324,347
Depreciation and amortization expense	16,997	16,342
INCOME (LOSS) FROM OPERATIONS	86,798	79,074
OTHER INCOME (EXPENSE):
Floorplan interest expense	(15,703)	(14,087)
Other interest expense, net	(18,919)	(18,820)
INCOME (LOSS) BEFORE INCOME TAXES	52,176	46,167
Benefit (provision) for income taxes	(13,528)	(10,353)
NET INCOME (LOSS)	$38,648	$35,814
BASIC EARNINGS (LOSS) PER SHARE	$2.09	$1.70
Weighted average common shares outstanding	17,797	20,298
DILUTED EARNINGS (LOSS) PER SHARE	$2.08	$1.70
Weighted average common shares outstanding	17,849	20,307

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
NET INCOME (LOSS)	$38,648	35,814
Other comprehensive income (loss):
Foreign currency translation adjustment	3,607	7,871
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of $1,316 and ($2,492), respectively	(4,238)	7,892
Reclassification adjustment for (gain) loss included in interest expense, net of tax (benefit) provision of $108 and ($478), respectively	(346)	1,513
Unrealized gain (loss) on interest rate risk management activities, net of tax	(4,584)	9,405
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(977)	17,276
COMPREHENSIVE INCOME (LOSS)	$37,671	$53,090

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, December 31, 2018	25,494	$255	$292,774	$1,394,817	$(137,772)	$(454,380)	$1,095,694
Net income (loss)	—	—	—	38,648	—	—	38,648
Other comprehensive income (loss), net of taxes	—	—	—	—	(977)	—	(977)
Net issuance of treasury shares to employee stock compensation plans	28	—	(11,726)	—	—	10,896	(830)
Stock-based compensation	—	—	6,067	—	—	—	6,067
Dividends paid, net of estimated forfeitures relative to participating securities ($0.26)	—	—	—	(4,828)	—	—	(4,828)
ASC 842 cumulative adjustment	—	—	—	(6,061)	—	—	(6,061)
BALANCE, March 31, 2019	25,522	$255	$287,115	$1,422,576	$(138,749)	$(443,484)	$1,127,713

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, December 31, 2017	25,515	$255	$291,461	$1,246,323	$(123,226)	$(290,531)	$1,124,282
Net income (loss)	—	—	—	35,814	—	—	35,814
Other comprehensive income (loss), net of taxes	—	—	—	—	17,276	—	17,276
Purchases of treasury stock	—	—	—	—	—	(9,199)	(9,199)
Net issuance of treasury shares to employee stock compensation plans	12	—	(10,846)	—	—	9,208	(1,638)
Stock-based compensation	—	—	5,629	—	—	—	5,629
Dividends paid, net of estimated forfeitures relative to participating securities ($0.26)	—	—	—	(5,482)	—	—	(5,482)
ASC 606 cumulative adjustment	—	—	—	11,397	—	—	11,397
BALANCE, March 31, 2018	25,527	$255	$286,244	$1,288,052	$(105,950)	$(290,522)	$1,178,079

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,648	$35,814
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,997	16,342
Change in operating lease assets	7,624	—
Deferred income taxes	4,088	2,675
Stock-based compensation	6,080	5,642
Amortization of debt discount and issue costs	946	650
(Gain) loss on disposition of assets	(5,778)	(516)
Other	234	(6)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	101,618	65,200
Accounts and notes receivable	9,155	12,727
Inventories	(28,058)	7,153
Contracts-in-transit and vehicle receivables	5,117	11,237
Prepaid expenses and other assets	(17,672)	(12,548)
Floorplan notes payable - manufacturer affiliates	(2,468)	5,067
Deferred revenues	(178)	(655)
Operating lease liabilities	(8,414)	—
Net cash provided by (used in) operating activities	127,939	148,782
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	—	(71,499)
Proceeds from disposition of franchises, property and equipment	35,125	2,940
Purchases of property and equipment, including real estate	(41,711)	(47,948)
Other	(200)	140
Net cash provided by (used in) investing activities	(6,786)	(116,367)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	1,631,544	1,656,192
Repayments on credit facility - floorplan line and other	(1,697,455)	(1,702,447)
Borrowings on credit facility - acquisition line	107,777	66,945
Repayments on credit facility - acquisition line	(111,466)	(66,444)
Borrowings on other debt	20,329	65,614
Principal payments on other debt	(26,693)	(40,078)
Borrowings on debt related to real estate, net of debt issue costs	—	46,835
Principal payments on debt related to real estate	(20,864)	(37,819)
Employee stock purchase plan purchases, net of employee tax withholdings	(830)	(1,638)
Repurchases of common stock, amounts based on settlement date	—	(9,199)
Dividends paid	(4,841)	(5,495)
Net cash provided by (used in) financing activities	(102,499)	(27,534)
Effect of exchange rate changes on cash	(519)	47
Net increase (decrease) in cash, cash equivalents and restricted cash	18,135	4,928
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	18,720	29,631
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$36,855	$34,559
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment, including real estate, accrued in accounts payable	$5,094	$6,066

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
As of March 31, 2019, the Company’s U.S. retail network consisted of 116 dealerships within the following states: Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina, and Texas. The President of U.S. Operations reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of the U.S. region, as well as for overseeing the market directors and dealership general managers. In addition, as of March 31, 2019, the Company had two international regions: (a) the U.K., which consisted of 47 dealerships and (b) Brazil, which consisted of 18 dealerships. The operations of the Company’s international regions are structured similar to the U.S. region.
The Company’s operating results are generally subject to seasonal variations, as well as changes in the economic environment. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. For the U.K., the first and third quarters tend to be stronger, driven by the vehicle license plate change months of March and September. For Brazil, the Company expects higher volumes in the third and fourth calendar quarters. The first quarter in Brazil is generally the weakest, driven by more consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic conditions, manufacturer incentive programs, supply issues, seasonal weather events and/or changes in currency exchange rates may exaggerate seasonal or cause counter-seasonal fluctuations in the Company’s revenues and operating income. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for any other interim period or for the entire fiscal year.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements and footnotes thereto that include financial information as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying unaudited condensed Consolidated Financial Statements. All business acquisitions completed during the periods presented have been accounted by applying the acquisition method of accounting, and their results of operations are included from the effective dates of the closings of the acquisitions. The allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on estimates of fair value and are subject to change within the purchase price allocation period (generally one year from the respective acquisition date). All intercompany balances and transactions have been eliminated in consolidation.
For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”).
Business Segment Information
The Company has three reportable segments: the U.S., which includes the activities of the Company’s corporate office, the U.K. and Brazil. The reportable segments are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by its chief operating decision maker to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer. See Note 16, “Segment Information”, for additional details regarding the Company’s reportable segments.

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
The Company categorizes the cash flows associated with borrowings and repayments on these various credit facilities as Operating or Financing Activities in its Consolidated Statements of Cash Flows. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to manufacturer affiliated lenders participating in the Company’s syndicated lending group under the Revolving Credit Facility (as defined in Note 9, “Credit Facilities”) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. All borrowings from, and repayments to, the syndicated lending group under the Revolving Credit Facility (including the cash flows from or to manufacturer affiliated lenders participating in the facility), as well as borrowings from, and repayments to, the Company’s other credit facilities, are presented within Cash Flows from Financing Activities.
Cash paid for interest, including the monthly settlement of the Company’s interest rate derivatives, was $21.9 million and $20.3 million for the three months ended March 31, 2019 and 2018, respectively. Cash paid for taxes, net of refunds, was $1.2 million for the three months ended March 31, 2019 and, during the three months ended March 31, 2018, the Company received a net tax refund of $0.4 million.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows. See Note 11, “Fair Value Measurements”, for additional details regarding the Company’s restricted cash balances (in thousands).

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$33,623	$15,932
Restricted cash, included in Prepaid expenses and other current assets	3,232	2,788
Total cash, cash equivalents, and restricted cash	$36,855	$18,720

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”), that amends the accounting guidance on leases. The standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Company adopted this ASU and all subsequent amendments on January 1, 2019, using the optional transition method applied to leases existing at January 1, 2019, with no restatement of comparative periods. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting policies under Accounting Standards Codification (“ASC”) Topic 840, Leases (“ASC 840”). The Company elected the package of practical expedients available under the transition guidance within Topic 842, which among other things, permits the Company to carry forward its historical lease classification. The Company also elected other practical expedients under the transition guidance to (i) not record short-term leases on the balance sheet for all asset classes; (ii) not apply hindsight when determining its lease terms or assessing impairment of its ROU assets during transition; and (iii) combine and account for both lease and non-lease components as a single component for all asset classes, except dealership operating assets. For the Company’s dealership operating asset leases, the allocation of the consideration between the lease and non-lease components was based on the estimated fair value of the leased component as of the adoption date. The Company expenses short-term leases, defined as leases with an initial term of 12 months or less, on a straight-line basis over the lease term. Upon adoption of Topic 842, the Company recognized ROU assets and lease liabilities based on the present value of its remaining minimum rental payments for existing operating leases as of the adoption date, utilizing the Company’s applicable incremental borrowing rate also as of the adoption date. The adoption of Topic 842 resulted in the Company recognizing approximately $236.7 million of incremental operating ROU asset with corresponding lease liabilities as of January 1, 2019. Such incremental amounts exclude prepaid rent, favorable lease assets and net unfavorable lease liabilities that were reflected in the Company’s Consolidated Balance Sheets as of December 31, 2018. Additionally, the Company recognized a $6.1 million cumulative-effect adjustment, net of deferred tax impact, to retained earnings as of January 1, 2019. The adjustment to retained earnings resulted from the impairment of certain operating ROU assets subjected to impairment testing under existing accounting guidance for which indicators of impairment existed at the time of the adoption of T

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

opic 842. The Company’s accounting for its finance leases, previously termed as capital leases under ASC 840 remained substantially unchanged. The adoption of Topic 842 had no material impact on the Company’s consolidated statements of operations or consolidated statements of cash flows. For further details, see Note 13, “Leases”.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The amendments to cash flow and net investment hedge relationships should be applied using a modified retrospective approach while the presentation and disclosure requirements are applied prospectively, effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted ASU 2017-12 during the first quarter of 2019. The adoption of this ASU did not impact its consolidated financial statements.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendment in this update replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The standard will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted for periods after December 15, 2018. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements, but does not expect the impact of the amendment, if any, in this ASU to be significant.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendment in this update eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This standard should be applied prospectively and is effective for interim and annual periods beginning after December 15, 2019. Earlier application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the impact of the adoption of the ASU to have a material impact on its consolidated financial statements.
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
2. REVENUE
The Company’s material revenue streams are the sale of new and used vehicles; arrangement of associated vehicle financing and the sale of service and other insurance contracts; the performance of vehicle maintenance and repair services (including collision restoration); and the sale of vehicle parts.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2019	2018
REVENUES:
New vehicle retail sales	$1,414,485	$1,513,590
Used vehicle retail sales	819,203	780,570
Used vehicle wholesale sales	92,138	104,029
Total new and used vehicle sales	2,325,826	2,398,189

Vehicle parts sales	86,661	85,196
Maintenance and repair sales	282,513	264,319
Total parts and service sales	369,174	349,515

Finance, insurance and other, net	113,376	112,322
Total revenues	$2,808,376	$2,860,026
The following tables present the Company’s revenues disaggregated by its geographical segments (in thousands):

	Three Months Ended March 31, 2019
	U.S.	U.K.	Brazil	Total
REVENUES:
New vehicle retail sales	$1,031,742	$318,571	$64,172	$1,414,485
Used vehicle retail sales	594,418	203,561	21,224	819,203
Used vehicle wholesale sales	42,827	45,261	4,050	92,138
Total new and used vehicle sales	1,668,987	567,393	89,446	2,325,826

Vehicle parts sales	74,478	10,602	1,581	86,661
Maintenance and repair sales	223,124	48,964	10,425	282,513
Total parts and service sales	297,602	59,566	12,006	369,174

Finance, insurance and other, net	96,193	15,199	1,984	113,376
Total revenues	$2,062,782	$642,158	$103,436	$2,808,376

	Three Months Ended March 31, 2018
	U.S.	U.K.	Brazil	Total
REVENUES:
New vehicle retail sales	$1,089,953	$354,404	$69,233	$1,513,590
Used vehicle retail sales	563,830	192,549	24,191	780,570
Used vehicle wholesale sales	54,002	46,185	3,842	104,029
Total new and used vehicle sales	1,707,785	593,138	97,266	2,398,189

Vehicle parts sales	74,355	9,515	1,326	85,196
Maintenance and repair sales	210,159	43,626	10,534	264,319
Total parts and service sales	284,514	53,141	11,860	349,515

Finance, insurance and other, net	96,187	14,263	1,872	112,322
Total revenues	$2,088,486	$660,542	$110,998	$2,860,026

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract assets associated with revenue from the arrangement of financing and sale of service and insurance contracts totaled $14.7 million and $14.6 million as of March 31, 2019 and December 31, 2018, respectively, and are reflected in Prepaid expenses and other current assets within the Consolidated Balance Sheets.
3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the three months ended March 31, 2019, the Company opened one dealership representing one awarded franchise in the U.S. and one dealership representing one awarded franchise in the U.K.
During the three months ended March 31, 2018, the Company acquired 5 dealerships, inclusive of 8 franchises, and opened one dealership for one awarded franchise in the U.K. Additionally, the Company acquired two dealerships in the U.S., inclusive of two franchises. Aggregate consideration paid for these dealerships totaled $76.6 million, including the associated real estate and goodwill. Also included in the consideration paid was $5.1 million of cash received in the acquisition of the dealerships. The purchase prices were allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates.
Dispositions
During the three months ended March 31, 2019, the Company disposed of three dealerships representing six franchises in the U.S., and one dealership representing one franchise in the U.K, and recorded a net pre-tax gain of $5.2 million.
During the three months ended March 31, 2018, the Company had no dispositions.
4. DERIVATIVE INSTRUMENTS AND RISK MANAGEMENT ACTIVITIES
All of the Company’s interest rate derivative instruments are designated as cash flow hedges. The related gains or losses on these interest rate derivative instruments are deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss). These deferred gains or losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of these swap positions are recognized as “Floorplan interest expense or Other interest expense, net”, in the Company’s accompanying Consolidated Statements of Operations. To the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in other income or expense. As of March 31, 2019, all of the Company’s derivative instruments that were in effect were determined to be effective. The Company had no gains or losses related to ineffectiveness or amounts excluded from effectiveness testing recognized in the Consolidated Statements of Operations for the three months ended March 31, 2019 or 2018, respectively.
The Company held 26 interest rate derivative instruments in effect as of March 31, 2019 of $902.4 million in notional value that fixed its underlying one-month London Interbank Offered Rate (“LIBOR”) at a weighted average rate of 2.3%. For the three months ended March 31, 2019 and 2018, the impact of the Company’s interest rate hedges in effect decreased floorplan interest expense by $0.3 million and increased floorplan interest expense by $1.7 million, respectively. Total floorplan interest expense, inclusive of the aforementioned impact of the Company’s interest rate hedges, was $15.7 million and $14.1 million for the three months ended March 31, 2019 and 2018, respectively.
In addition to the $902.4 million of swaps in effect as of March 31, 2019, the Company held two additional interest rate derivative instruments, both of which have forward start dates of December 2020. These two forward-starting swaps expire in December 2025 and December 2030. The aggregate notional value of these two forward-starting swaps was $125.0 million, and the weighted average interest rate was 1.8%. The combination of the interest rate derivative instruments currently in effect and these forward-starting derivative instruments is structured such that the notional value in effect at any given time through December 2030 does not exceed $902.4 million, which is less than the Company’s expectation for variable-rate debt outstanding during such period.
Assets and liabilities associated with interest rate derivative instruments as reflected in the accompanying balance sheets were as follows (in thousands):

	March 31, 2019	December 31, 2018
Assets from interest rate risk management activities:
Prepaid expenses and other current assets	$189	$444
Other assets	8,251	13,132
Total	$8,440	$13,576

Liabilities from interest rate risk management activities:
Accrued expenses and other current liabilities	$254	$115
Liabilities from interest rate risk management activities	2,430	1,696
Total	$2,684	$1,811

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in Accumulated other comprehensive income (loss) at March 31, 2019 and 2018, were accumulated unrealized gains, net of income taxes, totaling $4.4 million and $8.7 million, respectively, related to these interest rate derivative instruments.
The following table presents the impact during the current and comparative prior year periods for the Company’s interest rate derivative instruments on its Consolidated Statements of Operations and Consolidated Balance Sheets (in thousands):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	2019	2018
Interest rate derivative instruments	$(4,238)	$7,892

	Amount of Income (Loss) Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Income (Loss) Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Three Months Ended March 31,
	2019	2018
Floorplan interest expense, net	$344	$(1,737)
Other interest expense, net	110	(254)
The net amount of gain expected to be reclassified out of other comprehensive income (loss) into earnings as an offset to floorplan interest expense or other interest expense, net in the next twelve months is $2.4 million.
5. STOCK-BASED COMPENSATION PLANS
The Company provides stock-based compensation benefits to employees and non-employee directors pursuant to its 2014 Long Term Incentive Plan (the “Incentive Plan”), as well as to employees pursuant to its Employee Stock Purchase Plan, as amended and restated (the “Purchase Plan”, formerly named the Group 1 Automotive, Inc. 1998 Employee Stock Purchase Plan).
2014 Long Term Incentive Plan
The Incentive Plan provides for the grant of options (including options qualified as incentive stock options under the Internal Revenue Code of 1986, as amended (the “Code”) and options that are non-qualified), restricted stock, performance awards, bonus stock, and phantom stock to the Company’s employees, consultants, non-employee directors and officers. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules), are established by the Compensation Committee of the Company’s Board of Directors. As of March 31, 2019, there were 631,013 shares available for issuance under the Incentive Plan.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the restricted stock awards as of March 31, 2019, along with the changes during the three months then ended, is as follows:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	681,800	$71.60
Granted	202,831	60.84
Vested	(172,775)	68.99
Forfeited	(2,000)	75.97
Nonvested at March 31, 2019	709,856	$69.17
Employee Stock Purchase Plan
The Purchase Plan authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of March 31, 2019, there were 945,882 shares available for issuance under the Purchase Plan. During the three months ended March 31, 2019 and 2018, the Company issued 45,229 and 36,270 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
The weighted average per share fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $12.52 and $16.22 for the three months ended March 31, 2019 and 2018, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option.
Performance Awards
During the three months ended March 31, 2019 under the Incentive Plan, the Company granted 30,555 performance awards to certain employees at no cost to the recipient. The weighted average grant date fair value of these awards was $67.17 per share. The performance awards do not qualify as participating securities. The performance awards contain both performance and market conditions to be evaluated over a two-year performance period and are subject to vesting over a three-year service period. Based upon the performance criteria, up to 200% of the granted shares may be earned. Compensation expense for the awards with performance conditions is calculated based on the market price of the Company’s common stock at the date of grant and the forecasted achievement of such performance conditions and is recognized over the requisite service period. Compensation expense for the awards with market conditions is calculated based upon the fair value of the grant on the date of grant and is recognized over the requisite service period. All such awards remained unvested as of March 31, 2019.
Stock-Based Compensation
Total stock-based compensation cost was $6.1 million and $5.6 million for the three months ended March 31, 2019 and 2018, respectively. Cash received from Purchase Plan purchases was $2.1 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively.
6. EARNINGS PER SHARE
The two-class method is utilized for the computation of the Company’s earnings per share (“EPS”). The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents. The Company’s restricted stock awards are participating securities. Income allocated to these participating securities is excluded from net earnings available to common shares, as shown in the table below. Basic EPS is computed by dividing net income available to basic common shares by the weighted average number of basic common shares outstanding during the period. Diluted EPS is computed by dividing net income available to diluted common shares by the weighted average number of dilutive common shares outstanding during the period.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the calculation of EPS for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Weighted average basic common shares outstanding	17,797	20,298
Dilutive effect of stock awards and employee stock purchases, net of assumed repurchase of treasury stock	52	9
Weighted average dilutive common shares outstanding	17,849	20,307
Basic:
Net income (loss)	$38,648	$35,814
Less: Earnings (loss) allocated to participating securities	1,458	1,209
Net income (loss) available to basic common shares	$37,190	$34,605
Basic earnings (loss) per common share	$2.09	$1.70
Diluted:
Net income (loss)	$38,648	$35,814
Less: Earnings (loss) allocated to participating securities	1,455	1,208
Net income (loss) available to basic common shares	$37,193	$34,606
Diluted earnings (loss) per common share	$2.08	$1.70
7. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. The Company’s effective income tax rate of 25.9% for the three months ended March 31, 2019, was higher than the U.S. federal statutory rate of 21.0%, primarily due to: (1) the taxes provided for in U.S. state jurisdictions; (2) valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil; (3) unrecognized tax benefits with respect to uncertain tax positions; and (4) tax deductions for restricted stock that were less than the related book expense, partially offset by income generated in the U.K., which is taxed at a 19.0% statutory rate.
For the three months ended March 31, 2019, the Company’s effective tax rate increased to 25.9% as compared to 22.4% for the three months ended March 31, 2018. This increase was primarily due to tax deductions for restricted stock that were less than the related book expense, additional valuation allowances provided for net operating losses in Brazil and the impact of New Jersey’s adoption of a unitary tax scheme. The Company recognizes the tax on Global Intangible Low-Taxed (“GILTI”), as a period expense in the period the tax is incurred. Under this policy, the Company has not provided deferred taxes related to temporary differences that, upon their reversal, will affect the amount of income subject to GILTI in the period. For the three months ended March 31, 2019 and 2018, the Company estimated it had no GILTI tax liability.
As of March 31, 2019, the Company’s unrecognized tax benefits totaled $1.7 million, including related interest and penalties. To the extent that any such tax benefits are recognized in the future, such recognition would reduce the tax liability in that period by approximately $1.4 million. Consistent with prior treatment of tax related assessments, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Based on the statutes of limitations in the applicable jurisdiction in which the Company operates, the Company is generally no longer subject to examinations by U.S. tax authorities in years prior to 2014, by U.K. tax authorities in years prior to 2014 and by Brazil tax authorities in years prior to 2013.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts and notes receivable consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Amounts due from manufacturers	$101,797	$105,140
Parts and service receivables	54,267	51,922
Finance and insurance receivables	22,441	26,446
Other	9,880	13,673
Total accounts and notes receivable	188,385	197,181
Less: allowance for doubtful accounts	3,074	3,200
Accounts and notes receivable, net	$185,311	$193,981
Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
New vehicles	$1,303,397	$1,278,863
Used vehicles	343,033	350,219
Rental vehicles	143,372	142,926
Parts, accessories and other	79,629	80,556
Total inventories	1,869,431	1,852,564
Less: lower of cost or net realizable value allowance	8,524	8,505
Inventories, net	$1,860,907	$1,844,059
New, used, and rental vehicles are valued at the lower of specific cost or net realizable value and are removed from inventory using the specific identification method. Parts and accessories are valued at lower of cost (determined on either a first-in, first-out or an average cost basis) or net realizable value.
Property and equipment consisted of the following (in thousands):

	Estimated Useful Lives in Years	March 31, 2019	December 31, 2018
Land	—	$499,272	$487,618
Buildings	25 to 50	739,702	727,826
Leasehold improvements	Varies	186,382	189,248
Machinery and equipment	7 to 20	128,347	125,919
Furniture and fixtures	3 to 10	112,909	109,274
Company vehicles	3 to 5	14,871	12,333
Construction in progress	—	48,372	42,959
Total		1,729,855	1,695,177
Less: accumulated depreciation and amortization		359,112	347,342
Property and equipment, net		$1,370,743	$1,347,835
During the three months ended March 31, 2019, the Company incurred $23.4 million of capital expenditures for the construction of new or expanded facilities and the purchase of equipment and other fixed assets in the maintenance of the Company’s dealerships and facilities, excluding $9.2 million of capital expenditures accrued as of December 31, 2018. As of March 31, 2019, the Company had accrued $5.1 million of capital expenditures. Additionally, during the three months ended March 31, 2019, the Company purchased real estate (including land and buildings) associated with existing dealership operations totaling $14.1 million.
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
After considering the outstanding balance of $1.2 billion at March 31, 2019, the Company had $288.1 million of available floorplan borrowing capacity under the Floorplan Line. Included in the $288.1 million available borrowings under the Floorplan Line was $72.7 million of immediately available funds. The weighted average interest rate on the Floorplan Line was 3.7% as of March 31, 2019 and December 31, 2018, respectively, excluding the impact of the Company’s interest rate derivative instruments.
With regards to the Acquisition Line, there were $29.3 million of borrowings outstanding as of March 31, 2019 and $31.8 million of borrowings outstanding as of December 31, 2018, both of which consisted entirely of borrowings in British pound sterling. The interest rate on the Acquisition Line was 2.45% and 2.47% as of March 31, 2019 and December 31, 2018, respectively, representing the applicable rate for borrowings in British pound sterling. After considering $25.4 million of outstanding letters of credit and other factors included in the Company’s available borrowing base calculation, there was $305.1 million of available borrowing capacity under the Acquisition Line as of March 31, 2019. The amount of available borrowing capacity under the Acquisition Line is limited from time to time based upon certain debt covenants.
All of the U.S. dealership-owning subsidiaries are co-borrowers under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by essentially all of the Company’s U.S. personal property (other than equity interests in dealership-owning subsidiaries), including all motor vehicle inventory and proceeds from the disposition of dealership-owning subsidiaries, excluding inventory financed directly with manufacturer-affiliates and other third-party financing institutions. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict the Company’s ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. The Company is also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts the Company’s ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations or securities (“Restricted Payments”). The Restricted Payments cannot exceed the sum of $208.5 million plus (or minus if negative) (a) one-half of the aggregate consolidated net income for the period beginning on April 1, 2014 and ending on the date of determination and (b) the amount of net cash proceeds received from the sale of capital stock after June 2, 2014 and ending on the date of determination less (c) cash dividends and share repurchases after June 2, 2014 (“Credit Facility Restricted Payment Basket”). For purposes of the calculation of the Credit Facility Restricted Payment Basket, net income represents such amounts per the Consolidated Financial Statements adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation. As of March 31, 2019, the Credit Facility Restricted Payment Basket totaled $83.2 million.
The Company was in compliance with all applicable covenants and ratios under the Revolving Credit Facility as of March 31, 2019 and December 31, 2018.
Ford Motor Credit Company Facility
As of March 31, 2019, the Company had an outstanding balance of $154.2 million under the FMCC Facility with an available floorplan borrowing capacity of $145.8 million. Included in the $145.8 million of available borrowings under the FMCC Facility was $26.0 million of immediately available funds. This facility bears interest at a rate of Prime plus 150 basis

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

points minus certain incentives. The interest rate on the FMCC Facility was 7.00% before considering the applicable incentives as of March 31, 2019.
Other Credit Facilities
The Company has credit facilities with financial institutions in the U.K., most of which are affiliated with the manufacturers, for financing new, used, and rental vehicle inventories related to its U.K. operations. As of March 31, 2019, borrowings outstanding under these facilities totaled $161.7 million. Annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 30 days, ranged from 1.22% to 4.32%.
The Company has credit facilities with financial institutions in Brazil, most of which are affiliated with the manufacturers, for the financing of new, used, and rental vehicle inventories related to its Brazilian operations. As of March 31, 2019, borrowings outstanding under these facilities totaled $15.8 million. Annual interest rates charged on borrowings outstanding under these facilities, after the grace period of zero to 90 days, ranged from 10.81% to 15.12%.
Excluding rental vehicles financed through the Revolving Credit Facility, financing for U.S. rental vehicles is typically obtained directly from the automobile manufacturers. As of March 31, 2019, borrowings outstanding under these rental vehicle facilities totaled $117.6 million, with interest rates that vary up to 7.00%.
10. LONG-TERM DEBT
The Company carries its long-term debt at face value, net of applicable discounts and capitalized debt issuance costs. Long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
5.00% Senior Notes (aggregate principal of $550,000)	$544,158	$543,730
5.25% Senior Notes (aggregate principal of $300,000)	296,884	296,735
Acquisition Line	29,342	31,842
Real estate related and other long-term debt	422,396	445,248
Finance leases related to real estate(1)	47,339	48,612
Total debt	1,340,119	1,366,167
Less: current maturities of long-term debt	77,537	84,678
Long-term debt, net of current maturities	$1,262,582	$1,281,489
(1) Balances as of December 31, 2018 were unchanged under the optional transition method applied as part of the implementation of Topic 842. See Note 1, “Interim Financial Information” and Note 13, “Leases” for further information.
Short-Term Financing
The Company includes short-term financing loans within Current maturities of long-term debt and short-term financing, in the Company’s Consolidated Balance Sheets.
As of March 31, 2019 and December 31, 2018, the Company had a short-term financing arrangement in Brazil that totaled $0.2 million and $0.7 million, respectively. During the three months ended March 31, 2019, the Company made no additional borrowings and made repayments of $0.5 million on the short-term financing arrangement in Brazil.
As of March 31, 2019 and December 31, 2018, the Company had working capital loans with third-party financial institutions in the U.K. that totaled $13.0 million and $7.6 million, respectively. During the three months ended March 31, 2019, the Company had borrowings of $13.0 million and made principal payments of $7.6 million on these U.K. third-party loans.
Real Estate Related and Other Long-Term Debt
The mortgage loans in the U.S. consist of 57 term loans with an aggregate principal amount of $402.8 million (collectively, “U.S. Notes”), which are being repaid in monthly installments and will mature between April 2019 and November 2032. As of March 31, 2019 and December 31, 2018, aggregate borrowings outstanding under these notes totaled $326.9 million and $343.8 million, respectively, with $60.7 million and $67.9 million, respectively, classified as Current maturities of long-term debt and short-term financing in the accompanying Consolidated Balance Sheets. During the three months ended March 31, 2019, the Company made no additional borrowings and principal payments of $16.9 million associated with the U.S. Notes.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has entered into 18 separate term mortgage loans in the U.K. with other third-party financial institutions, which are secured by the Company’s U.K. properties. These mortgage loans (collectively, “U.K. Notes”) are denominated in British pound sterling and are being repaid in monthly installments that will mature by September 2034. As of March 31, 2019 and December 31, 2018, borrowings under the U.K. mortgage loans totaled $73.8 million and $73.8 million, respectively, with $7.8 million and $7.6 million, respectively, classified as Current maturities of long-term debt and short-term financing in the accompanying Consolidated Balance Sheets. During the three months ended March 31, 2019, the Company made no additional borrowings and made principal payments of $2.0 million, associated with the U.K. Notes. The Company has also entered into an unsecured loan agreement in the U.K. with a third-party financial institution that matures in March 2028. As of March 31, 2019 and December 31, 2018, borrowings under the agreement totaled $18.6 million and $18.5 million, respectively, with $2.0 million and $2.0 million, respectively, classified as Current maturities of long-term debt and short-term financing in the accompanying Consolidated Balance Sheets. During the three months ended March 31, 2019, the Company made no additional borrowings and made principal payments of $0.3 million associated with the unsecured loan agreement in the U.K.
The Company has a separate term mortgage loan in Brazil with a third-party financial institution (the “Brazil Note”). The Brazil Note is denominated in Brazilian real and is secured by one of the Company’s Brazilian properties, as well as a guarantee from the Company. The Brazil Note is being repaid in monthly installments that will mature by April 2025. As of March 31, 2019 and December 31, 2018, borrowings under the Brazil Note totaled $2.4 million and $2.5 million, respectively, with $0.4 million and $0.3 million, respectively, classified as Current maturities of long-term debt and short-term financing in the accompanying Consolidated Balance Sheets. During the three months ended March 31, 2019, the Company made no additional borrowings and made principal payments of $0.1 million associated with the Brazil Note.
The Company also has a working capital loan agreement with a third-party financial institution in Brazil. The principal balance on the loan is due by February 2020 with interest-only payments being made until the due date. As of March 31, 2019 and December 31, 2018, borrowings under the Brazilian third-party loan totaled $5.6 million and $5.7 million, respectively. During the three months ended March 31, 2019, the Company made no additional borrowings or principal payments.
Fair Value of Long-Term Debt
The Company’s outstanding 5.00% Senior Notes due 2022 (“5.00% Notes”) had a fair value of $556.0 million and $521.6 million as of March 31, 2019 and December 31, 2018, respectively. The Company’s outstanding 5.25% Senior Notes due 2023 (“5.25% Senior Notes”) had a fair value of $303.0 million and $286.5 million as of March 31, 2019 and December 31, 2018, respectively. The carrying value of the Company’s fixed interest rate borrowings included in Real estate related and other long-term debt totaled $74.3 million and $79.5 million as of March 31, 2019 and December 31, 2018, respectively. The fair value of such fixed interest rate borrowings was $73.8 million and $76.2 million as of March 31, 2019 and December 31, 2018, respectively.
The fair value estimates of the Company’s long-term debt are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2019 and December 31, 2018. The Company determined the estimated fair value of its long-term debt using available market information and commonly accepted valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on estimated fair values. The carrying value of the Company’s variable rate debt approximates fair value due to the short-term nature of the interest rates.
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

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s financial instruments consist primarily of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt, and interest rate derivative instruments. The fair values of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, accounts payable, and credit facilities approximate their carrying values due to the short-term nature of these instruments and/or the existence of variable interest rates. The Company evaluated its assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework of ASC 820 and identified demand obligations, interest rate derivative instruments, and investment balances in certain financial institutions as having met such criteria. See Note 10, “Long-Term Debt”, for details regarding the fair value of the Company’s long-term debt.
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
In addition, the Company maintains an investment balance with certain of the financial institutions in Brazil that provide credit facilities for the financing of new, used, and rental vehicle inventories. The investment balances bear interest at a variable rate and are redeemable by the Company in the future under certain conditions. The Company has classified these investment balances as restricted cash within Prepaid expenses and other current assets within its Consolidated Balance Sheets. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices that are observable or that can be corroborated by observable data by correlation. Accordingly, the Company has classified these instruments within Level 2 of the hierarchy framework.
The Company’s derivative financial instruments are recorded at fair market value. See Note 4, “Derivative Instruments and Risk Management Activities”, for further details regarding the Company’s derivative financial instruments.
Assets and liabilities recorded at fair value, within Level 2 of the hierarchy framework, in the accompanying balance sheets as of March 31, 2019 and December 31, 2018, respectively, were as follows (in thousands):

	March 31, 2019	December 31, 2018
Assets:
Investments	$3,232	$2,788
Demand obligations	13	13
Interest rate derivative financial instruments	8,440	13,576
Total	$11,685	$16,377
Liabilities:
Interest rate derivative financial instruments	$2,684	$1,811
Total	$2,684	$1,811
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
From time to time, primarily in connection with dealership dispositions, the Company’s subsidiaries sublet to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships and continue to be primarily obligated on the lease. In these situations, the Company’s subsidiaries retain primary responsibility for the performance of certain obligations under such leases. To the extent that the Company remains primarily responsible under such leases, a quantification of such lease obligations is included in the Company’s Consolidated Balance Sheet as Operating Lease Liabilities as of March 31, 2019.
In certain instances, also in connection with dealership dispositions, the Company’s subsidiaries assign to the dealership purchaser the subsidiaries’ interests in any real property leases associated with such dealerships. The Company’s subsidiaries may retain secondary responsibility for the performance of certain obligations under such leases to the extent that the assignee does not perform, if such performance is required following the assignment of the lease. Additionally, the Company and its subsidiaries may remain subject to the terms of a guaranty made by the Company and its subsidiaries in connection with such leases. In these circumstances, the Company generally has indemnification rights against the assignee in the event of non-performance under these leases, as well as certain defenses. Although the Company has no reason to believe that it or its subsidiaries will be called upon to perform under any such assigned leases or subleases, the Company estimates that lessee rental payment obligations during the remaining terms of these leases were $43.4 million as of March 31, 2019. The Company and its subsidiaries also may be called on to perform other obligations under these leases, such as environmental remediation of the leased premises or repair of the leased premises upon termination of the lease. However, potential environmental liabilities are generally known at the time of the sale of the dealership if not previously remediated. The Company does not have any known material environmental commitments or contingencies and presently has no reason to believe that it or its subsidiaries will be called on to so perform. Although not estimated to be material, the Company’s exposure under these leases is difficult to estimate and there can be no assurance that any performance of the Company or its subsidiaries required under these leases would not have a material adverse effect on the Company’s business, financial condition, or cash flows.
13. LEASES

The Company leases real estate, office equipment, and dealership operating assets under long-term lease agreements, and subleases certain real estate to third parties. The Company’s real estate leases in the U.S., U.K., and Brazil generally have initial terms of 15 years, 20 years and five years, respectively.
The Company uses an implicit rate to determine the present value of its lease payments when that rate is readily determinable from a leasing agreement; and when such a rate is not readily determinable, the Company uses its incremental borrowing rate based on information available as of the measurement date. For leases effective on or after January 1, 2019, the Company determines if an arrangement is a lease at inception and recognizes ROU assets and lease liabilities at commencement date based on the present value of lease payments over the lease term. And for such leases effective on or after January 1, 2019, the aggregate present value of the Company’s lease payments may include options to purchase the leased property or lease terms with options to renew or terminate the lease, when it is reasonably certain that the Company will exercise such an option. The exercise of lease renewals, terminations, or purchase options is generally at the Company’s discretion. The Company’s leases may also include rental payments adjusted periodically for inflation. Payments based on a change in an index or rate are not considered in the determination of lease payments for purposes of measuring the related lease liability. Subsequent to the recognition of its ROU assets and lease liabilities, the Company recognizes lease expense related to its operating lease

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

payments on a straight-line basis over the lease term. None of the Company’s lease agreements contains material residual value guarantees or material restrictive covenants.
Effective January 1, 2019, operating leases are included in the Company’s Consolidated Balance Sheets as Operating lease assets, Current operating lease liabilities, and Operating lease liabilities, net of current portion. Finance leases are historically, and will continue to be, included within Property and equipment, net, Current maturities of long-term debt and short-term financing, and Long-term debt, net of current maturities in the Company’s Consolidated Balance Sheets.
The components of operating and finance leases included in the Company’s Consolidated Balance Sheet as of March 31, 2019 were as follows (in thousands):

Leases	Balance Sheet Classification	March 31, 2019
Assets:
Operating	Operating lease assets	$214,776
Finance	Property and equipment, net	41,634
Total		$256,410
Liabilities:
Current
Operating	Current operating lease liabilities	$23,907
Finance	Current maturities of long-term debt and short-term financing	6,025
Noncurrent
Operating	Operating lease liabilities, net of current portion	204,331
Finance	Long-term debt, net of current maturities	41,314
Total		$275,577
Maturities of the Company’s lease liabilities as of March 31, 2019 were as follows (in thousands):

	March 31, 2019
	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$26,054	$7,771
2020	37,710	7,765
2021	34,646	7,758
2022	30,893	5,378
2023	27,869	5,637
Thereafter	164,742	40,416
Total lease payments	321,914	74,725
Less: Interest	(93,676)	(27,386)
Present value of lease liabilities	$228,238	$47,339
As of March 31, 2019, the Company’s weighted-average remaining lease terms for its operating and finance leases were approximately 11.6 years and 12.3 years, respectively. The weighted-average discount rates used to determine the Company’s operating and finance lease liabilities were 5.6% and 9.4%, respectively as of March 31, 2019.
The components of lease expense included in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2019 are as follows (in thousands):

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lease Expense	Income Statement Classification	Three Months Ended March 31,
		2019
Operating (1)	Selling, general and administrative expenses	$10,950
Finance:
Amortization of lease assets	Depreciation and amortization expense	1,123
Interest on lease liabilities	Other interest expense, net	972
Sublease income (2)	Selling, general and administrative expenses	(320)
Net lease expense		$12,725
(1) Includes short-term lease and variable lease expenses, which are immaterial.
(2) Excludes rental income from owned properties of $0.1 million for the three months ended March 31, 2019, which is included in Finance, insurance and other, net.
Supplemental cash flow information related to leases for the three months ended March 31, 2019 are as follows (in thousands):

Other Information	Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,664
Operating cash flows from finance leases	972
Financing cash flows from finance leases	969
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,032
14. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The following is a roll-forward of the Company’s intangible franchise rights and goodwill accounts by reportable segment (in thousands):

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
Balance, December 31, 2018	$224,394	$35,092	$144	$259,630
Currency translation	—	837	(2)	835
Balance, March 31, 2019	$224,394	$35,929	$142	$260,465

	Goodwill
	U.S.	U.K.	Brazil	Total
Balance, December 31, 2018	$861,628	$87,587	$14,710	$963,925
Disposals and purchase price allocation adjustments	33	—	—	33
Currency translation	—	2,090	(166)	1,924
Balance, March 31, 2019	$861,661	$89,677	$14,544	$965,882

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31, 2019
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2018	$(146,708)	$8,936	$(137,772)
Other comprehensive income (loss) before reclassifications:
Pre-tax	3,607	(5,554)	(1,947)
Tax effect	—	1,316	1,316
Amounts reclassified from accumulated other comprehensive income (loss) to:
Floorplan interest expense (pre-tax)	—	(344)	(344)
Other interest expense, net (pre-tax)	—	(110)	(110)
Tax effect	—	108	108
Net current period other comprehensive income (loss)	3,607	(4,584)	(977)
Balance, March 31, 2019	$(143,101)	$4,352	$(138,749)

	Three Months Ended March 31, 2018
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2017	$(122,552)	$(674)	$(123,226)
Other comprehensive income (loss) before reclassifications:
Pre-tax	7,871	10,384	18,255
Tax effect	—	(2,492)	(2,492)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Floorplan interest expense (pre-tax)	—	1,737	1,737
Other interest expense, net (pre-tax)	—	254	254
Tax effect	—	(478)	(478)
Net current period other comprehensive income (loss)	7,871	9,405	17,276
Balance, March 31, 2018	$(114,681)	$8,731	$(105,950)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. SEGMENT INFORMATION
As of March 31, 2019, the Company had three reportable segments: (1) the U.S., (2) the U.K., and (3) Brazil. Each of the reportable segments is comprised of retail automotive franchises, which sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. The vast majority of the Company’s corporate activities are associated with the operations of the U.S. operating segment and, therefore, the corporate financial results are included within the U.S. reportable segment.
Reportable segment revenue, income (loss) before income taxes, benefit (provision) for income taxes and net income (loss) were as follows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019
	U.S.	U.K.	Brazil	Total
Total revenues	$2,062,782	$642,158	$103,436	$2,808,376
Income (loss) before income taxes	46,367	6,244	(435)	52,176
Benefit (provision) for income taxes	(12,413)	(1,096)	(19)	(13,528)
Net income (loss) (1)	33,954	5,148	(454)	38,648

	Three Months Ended March 31, 2018
	U.S.	U.K.	Brazil	Total
Total revenues	$2,088,486	$660,542	$110,998	$2,860,026
Income (loss) before income taxes	40,510	5,737	(80)	46,167
Benefit (provision) for income taxes	(9,357)	(862)	(134)	(10,353)
Net income (loss)	31,153	4,875	(214)	35,814

(1) Includes the following, net of tax: gain of $3.8 million on real estate and dealership transactions in the U.S. segment; loss of $1.5 million due to catastrophic events in the U.S. segment; and loss of $1.9 million for legal claim settlements in the U.S. and Brazil segment for the three months ended March 31, 2019.

Reportable segment total assets as of March 31, 2019 and December 31, 2018, were as follows (in thousands):

	As of March 31, 2019
	U.S.	U.K.	Brazil	Total
Total assets	$4,213,916	$917,655	$131,920	$5,263,491

	As of December 31, 2018
	U.S.	U.K.	Brazil	Total
Total assets (1)	$4,113,049	$756,350	$131,676	$5,001,075
(1) Balances as of December 31, 2018 were unchanged under the optional transition method applied as part of the implementation of Topic 842. See Note 1, “Interim Financial Information” and Note 13, “Leases” for further information.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes) guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations, and cash flows items that are not necessarily indicative of the financial position, results of operations, or cash flows of these entities had they operated on a stand-alone basis. In accordance with Rule 3-10 of Regulation S-X, condensed consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under the 5.00% Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100%-owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X). There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
As of March 31, 2019
(Unaudited, in thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$10,245	$23,378	$—	$33,623
Contracts-in-transit and vehicle receivables, net	—	183,894	77,300	—	261,194
Accounts and notes receivable, net	—	137,168	48,143	—	185,311
Intercompany accounts receivable	29,338	14,433	—	(43,771)	—
Inventories, net	—	1,499,284	361,623	—	1,860,907
Prepaid expenses and other current assets	643	21,541	69,852	—	92,036
TOTAL CURRENT ASSETS	29,981	1,866,565	580,296	(43,771)	2,433,071
Property and equipment, net	—	1,143,606	227,137	—	1,370,743
Operating lease assets	—	127,140	87,636	—	214,776
Goodwill	—	861,661	104,221	—	965,882
Intangible franchise rights	—	224,393	36,072	—	260,465
Investment in subsidiaries	3,192,888	—	—	(3,192,888)	—
Other assets	—	10,363	8,191	—	18,554
TOTAL ASSETS	$3,222,869	$4,233,728	$1,043,553	$(3,236,659)	$5,263,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,224,583	$31,201	$—	$1,255,784
Offset account related to floorplan notes payable - credit facility	—	(72,728)	—	—	(72,728)
Floorplan notes payable — manufacturer affiliates	—	297,788	146,215	—	444,003
Offset account related to floorplan notes payable - manufacturer affiliates	—	(26,000)	—	—	(26,000)
Current maturities of long-term debt and short-term financing	—	66,542	29,817	—	96,359
Current operating lease liabilities	—	17,751	6,156	—	23,907
Accounts payable	—	218,615	288,733	—	507,348
Intercompany accounts payable	1,223,548	—	53,171	(1,276,719)	—
Accrued expenses and other current liabilities		172,288	35,781	—	208,069
TOTAL CURRENT LIABILITIES	1,223,548	1,898,839	591,074	(1,276,719)	2,436,742
Long-term debt, net of current maturities	870,384	283,850	108,348	—	1,262,582
Operating lease liabilities, net of current portion	—	117,067	87,264	—	204,331
Liabilities from interest rate risk management activities	—	2,430	—	—	2,430
Deferred income taxes	1,224	221,726	6,743	—	229,693
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,127,713	2,942,764	250,124	(3,192,888)	1,127,713
Intercompany note receivable	—	(1,232,948)	—	1,232,948	—
TOTAL STOCKHOLDERS’ EQUITY	1,127,713	1,709,816	250,124	(1,959,940)	1,127,713
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,222,869	$4,233,728	$1,043,553	$(3,236,659)	$5,263,491

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
As of December 31, 2018
(In thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4,613	$11,319	$—	$15,932
Contracts-in-transit and vehicle receivables, net	—	232,095	33,565	—	265,660
Accounts and notes receivable, net	—	153,871	40,110	—	193,981
Intercompany accounts receivable	31,842	21,636	—	(53,478)	—
Inventories, net	—	1,468,422	375,637	—	1,844,059
Prepaid expenses and other current assets	992	32,118	49,624	—	82,734
TOTAL CURRENT ASSETS	32,834	1,912,755	510,255	(53,478)	2,402,366
Property and equipment, net	—	1,124,559	223,276	—	1,347,835
Goodwill	—	861,628	102,297	—	963,925
Intangible franchise rights	—	224,394	35,236	—	259,630
Investment in subsidiaries	3,100,931	—	—	(3,100,931)	—
Other assets	—	16,165	11,154	—	27,319
TOTAL ASSETS	$3,133,765	$4,139,501	$882,218	$(3,154,409)	$5,001,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other	$—	$1,251,402	$41,050	$—	$1,292,452
Offset account related to floorplan notes payable - credit facility	—	(33,637)	—	—	(33,637)
Floorplan notes payable — manufacturer affiliates	—	276,862	141,062	—	417,924
Offset account related to floorplan notes payable - manufacturer affiliates	—	(100)	—	—	(100)
Current maturities of long-term debt and short-term financing	—	73,834	19,133	—	92,967
Accounts payable	—	200,912	218,438	—	419,350
Intercompany accounts payable	1,164,949	—	53,478	(1,218,427)	—
Accrued expenses	—	164,998	32,611	—	197,609
TOTAL CURRENT LIABILITIES	1,164,949	1,934,271	505,772	(1,218,427)	2,386,565
Long-term debt, net of current maturities	872,307	294,388	114,794	—	1,281,489
Liabilities from interest rate risk management activities	—	1,696	—	—	1,696
Deferred income taxes and other liabilities	815	223,022	11,794	—	235,631
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,095,694	2,851,073	249,858	(3,100,931)	1,095,694
Intercompany note receivable	—	(1,164,949)	—	1,164,949	—
TOTAL STOCKHOLDERS’ EQUITY	1,095,694	1,686,124	249,858	(1,935,982)	1,095,694
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,133,765	$4,139,501	$882,218	$(3,154,409)	$5,001,075

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2019
(Unaudited, in thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
Revenues	$—	$2,062,782	$745,594	$—	$2,808,376
Cost of Sales	—	1,715,865	661,008	—	2,376,873
Gross Profit	—	346,917	84,586	—	431,503
Selling, General and Administrative Expenses	1,891	252,044	73,773	—	327,708
Depreciation and Amortization Expense	—	13,234	3,763	—	16,997
Income (loss) from operations	(1,891)	81,639	7,050	—	86,798
Other expense:
Floorplan interest expense	—	(13,989)	(1,714)	—	(15,703)
Other interest income (expense), net	—	(17,175)	(1,744)	—	(18,919)
Income (loss) before income taxes and equity in earnings of subsidiaries	(1,891)	50,475	3,592	—	52,176
Benefit (provision) for income taxes	490	(12,902)	(1,116)	—	(13,528)
Equity in earnings of subsidiaries	40,049	—	—	(40,049)	—
Net income (loss)	$38,648	$37,573	$2,476	$(40,049)	$38,648
Comprehensive income (loss)	(977)	(4,584)	3,607	977	(977)
Comprehensive income (loss) attributable to parent	$37,671	$32,989	$6,083	$(39,072)	$37,671

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2018
(Unaudited, in thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
Revenues	$—	$2,088,487	$771,539	$—	$2,860,026
Cost of Sales	—	1,752,802	687,461	—	2,440,263
Gross Profit	—	335,685	84,078	—	419,763
Selling, General and Administrative Expenses	1,768	249,165	73,414	—	324,347
Depreciation and Amortization Expense	—	12,881	3,461	—	16,342
Income (loss) from operations	(1,768)	73,639	7,203	—	79,074
Other expense:
Floorplan interest expense	—	(12,337)	(1,750)	—	(14,087)
Other interest income (expense), net	—	(17,017)	(1,803)	—	(18,820)
Income (loss) before income taxes and equity in earnings of subsidiaries	(1,768)	44,285	3,650	—	46,167
Benefit (provision) for income taxes	424	(9,780)	(997)	—	(10,353)
Equity in earnings of subsidiaries	37,158	—	—	(37,158)	—
Net income (loss)	$35,814	$34,505	$2,653	$(37,158)	$35,814
Comprehensive income (loss)	—	9,405	7,871	—	17,276
Comprehensive income (loss) attributable to parent	$35,814	$43,910	$10,524	$(37,158)	$53,090

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2019
(Unaudited, in thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$32,601	$71,795	$23,543	$127,939
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of franchises, property and equipment	—	33,178	1,947	35,125
Purchases of property and equipment, including real estate	—	(36,614)	(5,097)	(41,711)
Other	(200)	—	—	(200)
Net cash provided by (used in) investing activities	(200)	(3,436)	(3,150)	(6,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	1,624,256	7,288	1,631,544
Repayments on credit facility - floorplan line and other	—	(1,679,425)	(18,030)	(1,697,455)
Borrowings on credit facility - acquisition line	107,777	—	—	107,777
Repayments on credit facility - acquisition line	(111,466)	—	—	(111,466)
Borrowings on other debt	—	7,288	13,041	20,329
Principal payments on other debt	—	(18,206)	(8,487)	(26,693)
Principal payments on debt related to real estate	—	(17,702)	(3,162)	(20,864)
Employee stock purchase plan purchases, net of employee tax withholdings	(830)	—	—	(830)
Dividends paid	(4,841)	—	—	(4,841)
Borrowings (repayments) with subsidiaries	69,908	(68,496)	(1,412)	—
Investment in subsidiaries	(92,949)	92,790	159	—
Net cash provided by (used in) financing activities	(32,401)	(59,495)	(10,603)	(102,499)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(519)	(519)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	8,864	9,271	18,135
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	4,613	14,107	18,720
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$13,477	$23,378	$36,855

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2018
(Unaudited, in thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$35,814	$114,862	$(1,894)	$148,782
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(31,414)	(40,085)	(71,499)
Proceeds from disposition of franchises, property and equipment	—	918	2,022	2,940
Purchases of property and equipment, including real estate	—	(34,101)	(13,847)	(47,948)
Other	—	140	—	140
Net cash provided by (used in) investing activities	—	(64,457)	(51,910)	(116,367)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	1,612,866	43,326	1,656,192
Repayments on credit facility - floorplan line and other	—	(1,675,917)	(26,530)	(1,702,447)
Borrowings on credit facility - acquisition line	66,945	—	—	66,945
Repayments on credit facility - acquisition line	(66,444)	—	—	(66,444)
Borrowings on other debt	—	43,326	22,288	65,614
Principal payments on other debt	(24,742)	(1,987)	(13,349)	(40,078)
Borrowings on debt related to real estate	—	34,817	12,018	46,835
Principal payments on debt related to real estate	—	(31,000)	(6,819)	(37,819)
Employee stock purchase plan purchases, net of employee tax withholdings	(1,638)	—	—	(1,638)
Repurchases of common stock, amounts based on settlement date	(9,199)	—	—	(9,199)
Dividends paid	(5,495)	—	—	(5,495)
Borrowings (repayments) with subsidiaries	22,730	(50,554)	27,824	—
Investment in subsidiaries	(17,971)	16,822	1,149	—
Net cash provided by (used in) financing activities	(35,814)	(51,627)	59,907	(27,534)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	47	47
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	—	(1,222)	6,150	4,928
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	10,096	19,535	29,631
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$8,874	$25,685	$34,559

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements may appear throughout this report including, but not limited to, the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” This information includes statements regarding our strategy, plans, goals or current expectations with respect to, among other things:
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
•the existing and future regulatory environment, including legislation related to the Dodd-Frank Wall Street Reform and Consumer Protection Act, climate control changes legislation, changes to U.S. federal, U.S. state, U.K. or Brazil tax regulations and unexpected litigation or adverse legislation, including changes in U.S. state franchise laws, may impose additional costs on us or otherwise adversely affect us;
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
•a cybersecurity event, including a breach of personally identifiable information about our customers or employees;
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
•our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect; and
•advancements in vehicle technology and changes in vehicle ownership models/consumer preferences.
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk.”
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
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are aligned into three geographic regions: the United States (“U.S.”), the United Kingdom (“U.K.”) and Brazil. Our President of U.S. Operations reports directly to our Chief Executive Officer and is responsible for the overall performance of the U.S. region, including dealership operations management. The operations of the Company’s international regions are structured similar to the U.S. region. As such, our three reportable segments are the U.S., which includes the activities of our corporate office, the U.K., and Brazil.
As of March 31, 2019, we owned and operated 233 franchises, representing 30 brands of automobiles, at 181 dealership locations and 47 collision centers worldwide. We own 147 franchises at 116 dealerships and 29 collision centers in the U.S., 63 franchises at 47 dealerships and 11 collision centers in the U.K., and 23 franchises at 18 dealerships and seven collision centers in Brazil. Our U.S. operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina, and Texas in the U.S., in 32 towns of the U.K. and in key metropolitan markets in the states of São Paulo, Paraná, Mato Grosso do Sul, and Santa Catarina in Brazil.
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

In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. This seasonality is generally attributable to consumer buying trends and the timing of manufacturer new vehicle model introductions. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our U.S. revenues and operating income are typically lower in the first and fourth calendar quarters. For the U.K., the first and third quarters’ sales volumes tend to be stronger, driven by the vehicle license plate change months of March and September. For Brazil, we expect higher sales volumes in the third and fourth quarters. The first quarter is generally the weakest, driven by heavy consumer vacations and activities associated with Carnival. Other factors unrelated to seasonality, such as changes in economic conditions, manufacturer incentive programs, supply issues, the impact of severe weather events, or changes in currency exchange rates, may exaggerate seasonal or cause counter-seasonal fluctuations in our reported consolidated revenues and consolidated operating income.
During the three months ended March 31, 2019, industry new vehicle sales volume in the U.S. declined 3.2% as compared to the same period a year ago. In response, we continued to focus on opportunities to counter the decline in industry new vehicle sales volumes and enhance our operating results by: (a) maintaining and growing our new and used vehicle gross profit per unit sold; (b) expanding used vehicle sales by maximizing used retail sales opportunities and limiting wholesale activity; (c) continuing to focus on our higher margin parts and service (or aftersales) business by implementing strategic selling methods and improving operational efficiencies; (d) investing capital where necessary to support our anticipated growth, particularly in our parts and service business; (e) further leveraging our revenue and gross profit growth through the continued implementation of cost efficiencies; and (f) implementing focused strategies to improve employee retention and recruitment in both our vehicle sales and aftersales sectors of the business.
In terms of gross domestic product (“GDP”), the U.K. economy represents the fifth largest economy in the world. The ongoing uncertainty related to the ultimate resolution of the Referendum of the United Kingdom’s Membership of the European Union (“E.U.”) advising for the exit of the U.K. from the E.U. (referred to as “Brexit”), continues to generate much uncertainty in the U.K., as well as in global markets. As a result, the overall U.K. economy and, more specifically, retail automotive industry sales continue to experience disruption. The U.K. industry’s new vehicle sales have been more volatile than normal. Also, as of September 1, 2018, all light vehicles sold in the E.U. are subjected to mandatory emissions standards testing known as the Worldwide Harmonised Light Vehicle Test Procedure (“WLTP”). Delays by various original equipment manufacturer (“OEM”) partners in passing this test have led to near-term constraints in new vehicle supply. As a result of these disruptions, industry new vehicle registrations in the U.K. decreased 2.4% in the three months ended March 31, 2019, as compared to the same period a year ago. While we have experienced relative improvements in new vehicle supply most recently, we expect industry sales to remain volatile in the near future. In addition, the uncertainty surrounding Brexit continues to cause significant exchange rate fluctuations that resulted in the weakening of the British pound sterling, in which we conduct business in the U.K., against the U.S. dollar and other global currencies. While the British pound sterling has strengthened relative to the U.S. dollar more recently, volatility in exchange rates may continue in the short term. Any further weakening of the British pound sterling in the future would adversely affect our results of operations as reported under U.S. GAAP, as well as have a negative impact on the pricing and affordability of the vehicles in the U.K. Similar to our priorities in the U.S., we are focused on opportunities in the U.K. to enhance our operating results by: (a) integrating recent acquisitions and further leveraging our revenue and gross profit growth through the continued implementation of cost efficiencies; (b) expanding used vehicle sales by maximizing used retail sales opportunities and limiting wholesale activity; (c) continuing to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; and (d) investing capital where necessary to support our anticipated growth, particularly in our parts and service business.
In terms of GDP, the Brazilian economy represents the eighth largest economy in the world. Industry new vehicle registrations in Brazil increased 11.4% for the three months ended March 31, 2019 as compared to the same period a year ago. We expect macro-economic conditions in Brazil, as well as retail automotive industry sales, to continue to improve. We remain focused on optimizing our brand portfolio, continued implementation of cost efficiencies and leveraging our structure with dealership acquisitions. Longer term, we expect sustained improvements in industry sales volumes and are utilizing a strategy of aligning with growing brands. We expect that the net impact to our profitability of this adjustment to our portfolio, as well as a more efficient organizational structure, will be positive.
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

We continue to closely scrutinize all planned future capital spending and work closely with our manufacturer partners to make prudent capital investment decisions that are expected to generate an adequate return and/or improve the customer experience. We anticipate that our capital spending for the year of 2019 will be less than $110.0 million. This amount excludes real estate purchases associated with franchise acquisitions and lease buy-outs.
Key Performance Indicators
On a consolidated basis for the three months ended March 31, 2019, our total revenues decreased 1.8%, as compared to the same period in 2018, to $2.8 billion, and gross profit improved 2.8% to $431.5 million. We generated net income of $38.6 million, or $2.08 per diluted common share for the three months ended March 31, 2019, compared to $35.8 million, or $1.70 per diluted share for the three months ended March 31, 2018.
Consolidated Statistical Data
The following table highlights certain of the additional key performance indicators we use to manage our business.

	Three Months Ended March 31,
	2019	2018
Unit Sales
Retail Sales
New Vehicle	38,874	41,190
Used Vehicle	38,836	36,216
Total Retail Sales	77,710	77,406
Used Wholesale Sales	12,989	15,327
Total Vehicle Sales	90,699	92,733
Gross Margin
New Vehicle Retail Sales	5.0%	5.0%
Total Used Vehicle Sales	5.3%	5.1%
Parts and Service Sales	53.8%	53.5%
Total Gross Margin	15.4%	14.7%
SG&A (1) as a % of Gross Profit	75.9%	77.3%
Adjusted SG&A (1) as a % of Gross Profit (2)	76.1%	77.3%
Operating Margin	3.1%	2.8%
Pretax Margin	1.9%	1.6%
Adjusted Pretax Margin (2)	1.8%	1.6%
Finance and Insurance Revenues per Retail Unit Sold	$1,459	$1,451

(1)	Selling, general and administrative expenses.

(2)	See “Non-GAAP Financial Measures” for more details.
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
We disclosed certain critical accounting policies and estimates in our 2018 Form 10-K, and no significant changes have occurred since that time with the exception of the adoption of ASU 2016-02, Leases (Topic 842), and all subsequent amendments issued thereafter, that amends the accounting guidance on leases. Refer to Note 1, “Interim Financial Information”, for additional information regarding the adoption of Topic 842.

Results of Operations
The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. The following table summarizes our combined Same Store results for the three months ended March 31, 2019, as compared to 2018. Same Store results also include the activities of our corporate headquarters.
Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018
Revenues
New Vehicle Retail	$1,342,057	(7.8)%	(5.9)%	$1,455,789
Used Vehicle Retail	774,943	2.5%	4.5%	756,351
Used Vehicle Wholesale	87,145	(13.7)%	(10.2)%	100,949
Parts and Service	355,995	6.1%	7.7%	335,372
Finance, Insurance and Other, net	109,084	(0.3)%	0.7%	109,445
Total Revenues	2,669,224	(3.2)%	(1.3)%	2,757,906
Cost of Sales
New Vehicle Retail	$1,273,745	(7.9)%	(6.0)%	$1,383,031
Used Vehicle Retail	729,433	2.2%	4.2%	713,990
Used Vehicle Wholesale	86,437	(12.9)%	(9.4)%	99,271
Parts and Service	165,222	6.2%	7.9%	155,523
Total Cost of Sales	2,254,837	(4.1)%	(2.1)%	2,351,815
Gross Profit	$414,387	2.0%	3.5%	$406,091
SG&A	$315,637	1.2%	2.9%	$311,967
Adjusted SG&A (1)	312,911	0.3%	2.0%	311,967
Depreciation and Amortization Expense	16,177	3.5%	5.2%	15,625
Floorplan Interest Expense	15,096	11.4%	12.3%	13,547
Gross Margin
New Vehicle Retail	5.1%			5.0%
Total Used Vehicle	5.4%			5.1%
Parts and Service	53.6%			53.6%
Total Gross Margin	15.5%			14.7%
SG&A as a % of Gross Profit	76.2%			76.8%
Adjusted SG&A as a % of Gross Profit (1)	75.5%			76.8%
Operating Margin	3.1%			2.8%
Adjusted Operating Margin(1)	3.2%			2.8%
Finance and Insurance Revenues per Retail Unit Sold, net	$1,488	1.7%	2.8%	$1,463

(1)	See “Non-GAAP Financial Measures” for more details.
The discussion that follows provides explanations for the variances noted above by region (U.S., U.K., and Brazil). In addition, each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods, and the consolidated company for the three months ended March 31, 2019 and 2018.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2019	% Increase/(Decrease)	Constant Currency(1) % Increase/(Decrease)	2018
Retail Unit Sales
Same Stores
U.S.	25,569	(8.7)%		28,007
U.K.	9,215	(4.6)%		9,657
Brazil	1,850	(10.5)%		2,067
Total Same Stores	36,634	(7.8)%		39,731
Transactions	2,240			1,459
Total	38,874	(5.6)%		41,190
Retail Sales Revenues
Same Stores
U.S.	$1,004,977	(5.3)%	N/A	$1,061,294
U.K.	280,164	(13.9)%	(8.2)%	325,262
Brazil	56,916	(17.8)%	(4.6)%	69,233
Total Same Stores	1,342,057	(7.8)%	(5.9)%	1,455,789
Transactions	72,428			57,801
Total	$1,414,485	(6.5)%	(4.5)%	$1,513,590
Gross Profit
Same Stores
U.S.	$49,404	(4.0)%	N/A	$51,471
U.K.	15,493	(11.5)%	(5.9)%	17,506
Brazil	3,415	(9.7)%	4.8%	3,781
Total Same Stores	68,312	(6.1)%	(4.0)%	72,758
Transactions	3,079			2,669
Total	$71,391	(5.4)%	(3.1)%	$75,427
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,932	5.1%	N/A	$1,838
U.K.	1,681	(7.3)%	(1.4)%	1,813
Brazil	1,846	0.9%	17.1%	1,829
Total Same Stores	1,865	1.9%	4.1%	1,831
Transactions	1,375			1,829
Total	1,836	0.3%	2.6%	1,831
Gross Margin
Same Stores
U.S.	4.9%			4.8%
U.K.	5.5%			5.4%
Brazil	6.0%			5.5%
Total Same Stores	5.1%			5.0%
Transactions	4.3%			4.6%
Total	5.0%			5.0%
(1)See “Non-GAAP Financial Measures” for more details.

Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer:

	Three Months Ended March 31,
	2019	% Increase/(Decrease)	2018
Toyota/Lexus	8,677	(12.2)%	9,883
Volkswagen/Audi/Porsche/SEAT/SKODA	5,803	(0.4)%	5,824
BMW/MINI	4,840	(4.6)%	5,072
Ford/Lincoln	4,112	(8.4)%	4,489
Honda/Acura	3,580	(8.9)%	3,931
Chevrolet/GMC/Buick/Cadillac	2,445	1.8%	2,402
Nissan	2,314	(16.3)%	2,766
Hyundai/Kia	1,315	(13.8)%	1,526
Chrysler/Dodge/Jeep/RAM	1,182	(23.9)%	1,553
Mercedes-Benz/Smart/Sprinter	1,080	(9.9)%	1,199
Jaguar/Land Rover	973	31.0%	743
Other	313	(8.7)%	343
Total	36,634	(7.8)%	39,731
The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict. In total, our Same Store new vehicle retail unit sales fell 7.8% for the three months ended March 31, 2019, as compared to the same period in 2018. The decrease was driven by declines of 8.7%, 4.6% and 10.5% in the U.S., U.K., and Brazil, respectively. Our Same Store U.S. new vehicle unit sales decrease was primarily driven by a decline in industry retail unit sales versus the same period in 2018 and strategic initiatives by our management team to increase new vehicle gross profit per retail unit instead of unit volume. While the total U.K. industry decreased 2.4% for the first quarter of 2019 as compared to the same period last year, our brands were disproportionately affected, especially in our Audi models where we continued to experience supply constraints stemming from delays by the OEM in passing the new WLTP emissions standards that became effective on September 1, 2018. The 10.5% decline in our Brazil Same Store new vehicle retail unit sales for the three months ended March 31, 2019 was primarily due to a strategic focus to prioritize margins over volume.
Our total Same Store new vehicle retail sales revenue decreased 7.8% for the three months ended March 31, 2019, as compared to the same period in 2018, reflecting declines in the U.S., U.K., and Brazil of 5.3%, 13.9%, and 17.8%, respectively. The 5.3% decrease in U.S. Same Store new vehicle revenue was primarily due to the decline in new vehicle retail units of 8.7%, partially offset by a 3.7% increase in the average new vehicle retail sales price to $39,305. The increase in U.S. Same Store average new vehicle retail sales price was primarily due to a mix shift in sales from cars to trucks, largely driven by consumer preference and lower gas prices, as well as the continued increase in new vehicle prices in general. For the first quarter of 2019, U.S. Same Store new vehicle retail truck sales represented 66.0% of total Same Store new vehicle retail units sold, as compared to 64.0% for the same period last year. Our U.K. Same Store new vehicle retail revenues decline of 13.9% is explained by a 9.7% decrease in average new vehicle retail sales price, coupled with the 4.6% decrease in unit sales. The decline in Same Store average new vehicle retail sales price was due to the mix effect of selling fewer luxury units, as the availability of many models, especially Audi models, continued to be restricted due to the WLTP legislation. Our Brazil Same Store new vehicle retail sales revenue decrease of 17.8% is partially explained by the change in exchange rates between periods. On a constant currency basis, our Brazil Same Store new vehicle retail revenue fell 4.6%, as a 6.6% increase in new vehicle average retail sales price was more than offset by the 10.5% decrease in new vehicle retail units for the three months ended March 31, 2019, as compared to the same period last year. The 6.6% increase in our Brazil Same Store new vehicle average retail sales price was primarily a result of the shift in sales mix in our Honda and Toyota brands towards higher priced models.

Our total Same Store new vehicle gross profit decreased 6.1% for the three months ended March 31, 2019, as compared to the same period in 2018, reflecting decreases of 4.0%, 11.5% and 9.7% in the U.S., U.K., and Brazil, respectively. In the U.S., the Same Store new vehicle gross profit decline is explained by the 8.7% decrease in new vehicle retail units, partially offset by a 5.1% increase in gross profit per retail unit (“PRU”) to $1,932. The increase in our U.S. Same Store gross profit per retail unit was largely driven by a decision to prioritize gross profit per unit ahead of volume. The decline in our Same Store new vehicle gross profit in the U.K. is explained by the 4.6% decrease in new vehicle retail unit sales, as well as a 7.3% decline in new vehicle gross profit PRU. The decline in the U.K. Same Store new vehicle gross profit PRU can primarily be attributed to the change in exchange rates between periods. On a constant currency basis, Same Store new vehicle gross profit PRU declined only 1.4%, while Same Store gross profit decreased 5.9%. The decline in Same Store gross profit on a constant currency basis was driven by the shortage of Audi models that continued to be restricted during the first quarter of 2019. The decline in Brazil was driven by the change in exchange rates as on a constant currency basis, Brazil new vehicle gross profit rose 4.8%, driven by a 17.1% increase in new vehicle gross profit PRU for the three months ended March 31, 2019, as compared to the same period last year, partially offset by the 10.5% decline in new vehicle retail unit sales. These increases are reflective of a strategic decision to focus on growing margins over volume. Our total Same Store new vehicle gross margin for the three months ended March 31, 2019 as compared to the same period in 2018, increased 10 basis points from 5.0% to 5.1%.
In the U.S., most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total interest assistance recognized in cost of sales during the three months ended March 31, 2019 and 2018 was $10.5 million and $11.0 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (a) the mix of units being sold, as U.S. domestic brands tend to provide more assistance, (b) the specific terms of the respective manufacturers’ interest assistance programs and market interest rates, (c) the average wholesale price of inventory sold, and (d) our rate of inventory turnover. Over the past three years, consolidated manufacturers’ interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 66.8% in the first quarter of 2019 to 116.6% in the third quarter of 2016. In the U.S., manufacturers’ interest assistance was 73.8% of floorplan interest expense in the first quarter of 2019, as compared to 87.1% in the first quarter of 2018.
We increased our consolidated new vehicle inventory levels by $24.5 million, or 1.9%, from $1,278.9 million as of December 31, 2018 to $1,303.4 million as of March 31, 2019, largely reflecting seasonal changes and normal inventory management in preparation for the spring selling season in the U.S. As compared to March 31, 2018, our consolidated inventory levels have increased by $66.4 million, or 5.4%. Our consolidated days’ supply of new vehicle inventory at March 31, 2019 was at 59 days, representing a decline from 66 days as of December 31, 2018 and an increase from 53 days as of March 31, 2018.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018
Retail Unit Sales
Same Stores
U.S.	28,389	6.6%		26,635
U.K.	7,291	(1.1)%		7,369
Brazil	991	(7.5)%		1,071
Total Same Stores	36,671	4.6%		35,075
Transactions	2,165			1,141
Total	38,836	7.2%		36,216
Retail Sales Revenues
Same Stores
U.S.	$577,645	5.2%	N/A	$549,242
U.K.	177,855	(2.8)%	3.9%	182,918
Brazil	19,443	(19.6)%	(6.8)%	24,191
Total Same Stores	774,943	2.5%	4.5%	756,351
Transactions	44,260			24,219
Total	$819,203	4.9%	7.2%	$780,570
Gross Profit
Same Stores
U.S.	$37,335	14.6%	N/A	$32,589
U.K.	7,073	(15.0)%	(9.2)%	8,320
Brazil	1,102	(24.1)%	(11.8)%	1,452
Total Same Stores	45,510	7.4%	9.0%	42,361
Transactions	2,299			1,134
Total	$47,809	9.9%	11.7%	$43,495
Gross Profit per Unit Sold
Same Stores
U.S.	$1,315	7.4%	N/A	$1,224
U.K.	970	(14.1)%	(8.2)%	1,129
Brazil	1,112	(18.0)%	(4.7)%	1,356
Total Same Stores	1,241	2.7%	4.3%	1,208
Transactions	1,062			994
Total	$1,231	2.5%	4.1%	$1,201
Gross Margin
Same Stores
U.S.	6.5%			5.9%
U.K.	4.0%			4.5%
Brazil	5.7%			6.0%
Total Same Stores	5.9%			5.6%
Transactions	5.2%			4.7%
Total	5.8%			5.6%

(1)	See “Non-GAAP Financial Measures” for more details.

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018
Wholesale Unit Sales
Same Stores
U.S.	6,921	(24.5)%		9,171
U.K.	4,870	(9.7)%		5,391
Brazil	411	15.1%		357
Total Same Stores	12,202	(18.2)%		14,919
Transactions	787			408
Total	12,989	(15.3)%		15,327
Wholesale Sales Revenues
Same Stores
U.S.	$41,874	(20.3)%	N/A	$52,539
U.K.	41,221	(7.5)%	(1.2)%	44,568
Brazil	4,050	5.4%	22.9%	3,842
Total Same Stores	87,145	(13.7)%	(10.2)%	100,949
Transactions	4,993			3,080
Total	$92,138	(11.4)%	(7.8)%	$104,029
Gross Profit
Same Stores
U.S.	$1,199	(16.1)%	N/A	$1,429
U.K.	(788)	(904.1)%	(1,018.0)%	98
Brazil	297	96.7%	127.9%	151
Total Same Stores	708	(57.8)%	(62.0)%	1,678
Transactions	(257)			(23)
Total	$451	(72.7)%	(80.6)%	$1,655
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$173	10.9%	N/A	$156
U.K.	(162)	(1,000.0)%	(1,116.2)%	18
Brazil	723	70.9%	97.9%	423
Total Same Stores	58	(48.2)%	(53.5)%	112
Transactions	(327)			(56)
Total	$35	(67.6)%	(77.1)%	$108
Gross Margin
Same Stores
U.S.	2.9%			2.7%
U.K.	(1.9)%			0.2%
Brazil	7.3%			3.9%
Total Same Stores	0.8%			1.7%
Transactions	(5.1)%			(0.7)%
Total	0.5%			1.6%

(1)	See “Non-GAAP Financial Measures” for more details.

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2019	% Increase/(Decrease)	Constant Currency(1) % Increase/(Decrease)	2018
Used Vehicle Unit Sales
Same Stores
U.S.	35,310	(1.4)%		35,806
U.K.	12,161	(4.7)%		12,760
Brazil	1,402	(1.8)%		1,428
Total Same Stores	48,873	(2.2)%		49,994
Transactions	2,952			1,549
Total	51,825	0.5%		51,543
Sales Revenues
Same Stores
U.S.	$619,519	2.9%	N/A	$601,781
U.K.	219,076	(3.7)%	2.9%	227,486
Brazil	23,493	(16.2)%	(2.8)%	28,033
Total Same Stores	862,088	0.6%	2.7%	857,300
Transactions	49,253			27,299
Total	$911,341	3.0%	5.4%	$884,599
Gross Profit
Same Stores
U.S.	$38,534	13.3%	N/A	$34,018
U.K.	6,285	(25.3)%	(21.0)%	8,418
Brazil	1,399	(12.7)%	1.3%	1,603
Total Same Stores	46,218	4.9%	6.3%	44,039
Transactions	2,042			1,111
Total	$48,260	6.9%	8.3%	$45,150
Gross Profit per Unit Sold
Same Stores
U.S.	$1,091	14.8%	N/A	$950
U.K.	517	(21.7)%	(17.1)%	660
Brazil	998	(11.1)%	3.2%	1,123
Total Same Stores	946	7.4%	8.7%	881
Transactions	692			717
Total	$931	6.3%	7.7%	$876
Gross Margin
Same Stores
U.S.	6.2%			5.7%
U.K.	2.9%			3.7%
Brazil	6.0%			5.7%
Total Same Stores	5.4%			5.1%
Transactions	4.1%			4.1%
Total	5.3%			5.1%
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
Our total Same Store used vehicle retail revenues increased $18.6 million, or 2.5%, for the three months ended March 31, 2019, as compared to the same period in 2018, reflecting a 4.6% increase in total Same Store used vehicle retail unit sales, partially offset by 2.0% decrease in average used vehicle retail selling price to $21,132. In the U.S., Same Store used vehicle retail revenues increased $28.4 million, or 5.2%, reflecting a 6.6% increase in Same Store used vehicle retail unit sales, partially offset by a 1.3%, or $274, decrease in the average used vehicle retail sales price to $20,347. The improvements in Same Store used vehicle retail unit sales were driven by the continued development of Val-U-Line®, a proprietary brand for older model, higher mileage, pre-owned vehicles that targets customer demand and enables the Company to retail lower cost units that otherwise would have been sent to auction. Our Val-U-Line® unit sales grew approximately 29.0% over the same period last year and represented 11.0% of U.S. Same Store used vehicle retail units for the three months ended March 31, 2019. The success of Val-U-Line® also drove a first for us - our U.S. used vehicle retail unit sales outpaced our U.S. new vehicle retail unit sales by more than 2,800 units, which was the first time in the Company’s history that our U.S. used vehicle unit sales levels exceeded new vehicle unit sales. The decrease in U.S. Same Store average used vehicle retail sales price reflected the mix shift effect of units sold resulting from the growth of our Val-U-Line® brand. Further, this mix shift also drove a 250 basis point decline in our Certified Pre-Owned (“CPO”) units sold as a percentage of U.S. Same Store used vehicle retail units sold to 23.3% for the first quarter of 2019, as compared to 25.8% for the same period in 2018. In the U.K., Same Store used vehicle retail revenues decreased by $5.1 million, or 2.8%, for the quarter ended March 31, 2019 as compared to the same period last year. The decline in Same Store used vehicle retail revenue in the U.K. can be more than explained by the unfavorable change in exchange rates between periods. On a constant currency basis, U.K. Same Store used vehicle retail revenue rose 3.9%. This increase was driven by an improvement in our average Same Store used vehicle retail selling price of 5.0%, on a constant currency basis, reflecting the execution by our U.K. operating team that focused on growing the used vehicle portion of our business to help partially offset the decline in U.K. new vehicle unit sales. The increase in our average Same Store used vehicle retail selling price in the U.K. was partially offset by a 1.1% decrease in Same Store used vehicle retail unit sales. In Brazil, for the three months ended March 31, 2019, Same Store used vehicle retail revenues decreased 19.6%, reflecting a 13.1% decline in Same Store average used vehicle retail selling price, coupled with a 7.5% decrease in Same Store used vehicle retail unit sales.
In total, our Same Store used vehicle retail total gross profit for the three months ended March 31, 2019 increased 7.4%, as compared to the same period in 2018, reflecting improvements in the U.S. that were partially offset by declines in the U.K. and Brazil. In the U.S., Same Store used vehicle gross profit increased by 14.6%, driven by an increase in Same Store used vehicle gross profit PRU of 7.4%, or $91, coupled with a 6.6% increase in Same Store used vehicle retail unit sales. The increase in Same Store gross profit PRU was driven by recently implemented pricing strategies, as well as unusually low Same Store gross profit PRU in the same period last year caused by the liquidation of excess used vehicle inventory following Hurricane Harvey. In the U.K., Same Store used vehicle retail gross profit decreased 15.0% for the three months ended March 31, 2019, reflecting declines of 14.1% and 1.1% in Same Store used vehicle gross profit PRU and Same Store used vehicle retail unit sales. The decline in Same Store used vehicle gross profit PRU in the U.K. was the result of inventory control measures taken during the first quarter of 2019. In Brazil, the 24.1% decrease in Same Store used vehicle retail gross profit resulted from an 18.0% and 7.5% decline in Same Store used vehicle retail gross profit PRU and Same Store used vehicle retail unit sales, respectively, as we strategically sacrificed margin in a few of our brands to manage inventory levels.
During the three months ended March 31, 2019, total Same Store used vehicle wholesale revenue decreased 13.7%, as compared to the same period in 2018, driven by declines in the U.S. and the U.K., partially offset by increases in Brazil. In the U.S., the 20.3% decrease in Same Store used vehicle wholesale revenue for the three months ended March 31, 2019 was the result of a 24.5% decrease in Same Store used vehicle wholesale unit sales, partially offset by 5.6% increase in Same Store used vehicle wholesale average sales price. The decline in U.S. Same Store used vehicle wholesale unit sales volume was primarily driven by the execution of strategic initiatives designed to sell more vehicles through retail channels and reduce our reliance on the wholesale auction markets, which includes the growth in our Val-U-Line® brand. In the U.K., Same Store used vehicle wholesale revenue decreased 7.5%, driven by a 9.7% decrease in Same Store wholesale used vehicle unit sales, partially offset by a 2.4% increase in Same Store used vehicle wholesale average sales price. The decrease in Same Store used vehicle wholesale unit sales was primarily a sourcing issue, as lower Same Store new vehicle unit sales during the fourth quarter of 2018 and the first quarter of 2019 produced fewer used vehicle trade-ins. This decline was partially offset by an increase in Same Store used vehicle wholesale average sales price as we wholesaled higher valued excess inventory units. In Brazil, Same Store used vehicle wholesale revenue increased 5.4%, primarily as a result of a 15.1% increase in Same Store wholesale unit sales partially offset by an 8.4% decrease in Same Store wholesale used vehicle average sales price. The decline in Brazil Same Store used vehicle wholesale average sales price was the result of the change in exchange rates, as on a constant currency basis, our Brazil Same Store used vehicle average wholesale price increased 6.7%. The increase in Brazil Same Store used vehicle wholesale revenue reflects our focus on faster inventory turns and inventory control.

Our total Same Store used vehicle wholesale gross profit decreased $1.0 million, or 57.8%, for the three months ended March 31, 2019 as compared to the same period in 2018 driven by decreases in the U.S. and U.K., partially offset by increases in Brazil. In the U.S., Same Store used vehicle wholesale gross profit declined 16.1%, as a result of a 24.5% decrease in Same Store used vehicle wholesale unit sales. This volume decline was partially offset by a 10.9% increase in Same Store used vehicle wholesale gross profit per unit sold that primarily reflects lower reliance on the used vehicle wholesale markets and, in addition, was positively impacted by the 3.5% increase in average market prices during the period as reflected in the Manheim Index. In the U.K., the decline in Same Store used vehicle wholesale gross profit was driven by a decrease in Same Store used vehicle wholesale gross profit per unit from a profit of $18 for the three months ended March 31, 2018 to a loss of $162 for the three months ended March 31, 2019, offset by a decrease of 9.7% in Same Store used vehicle wholesale unit sales. In Brazil, Same Store used vehicle gross profit increased 96.7% as compared to the same period last year, reflecting a 70.9% increase in used vehicle gross profit per wholesale unit sold, coupled with a 15.1% increase in wholesale unit sales. The increase in used vehicle wholesale gross profit reflects our efforts to manage inventory levels.
We decreased our consolidated used vehicle inventory levels by $7.2 million, or 2.1%, from December 31, 2018 and by $16.7 million, or 4.6%, from March 31, 2018 to $343.0 million as of March 31, 2019. Our consolidated days’ supply of used vehicle inventory was 30 days as of March 31, 2019, as compared to 39 days as of December 31, 2018 and 31 days as of March 31, 2018.
Parts and Service Data
(dollars in thousands)

	Three Months Ended March 31,
	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018
Parts and Services Revenue
Same Stores
U.S.	$293,980	6.8%	N/A	$275,288
U.K.	50,745	5.2%	12.4%	48,224
Brazil	11,270	(5.0)%	10.2%	11,860
Total Same Stores	355,995	6.1%	7.7%	335,372
Transactions	13,179			14,143
Total	$369,174	5.6%	7.3%	$349,515
Gross Profit
Same Stores
U.S.	$158,025	7.5%	N/A	$146,975
U.K.	27,842	1.2%	8.1%	27,501
Brazil	4,906	(8.7)%	5.9%	5,373
Total Same Stores	190,773	6.1%	7.6%	179,849
Transactions	7,703			7,015
Total	$198,476	6.2%	7.9%	$186,864
Gross Margin
Same Stores
U.S.	53.8%			53.4%
U.K.	54.9%			57.0%
Brazil	43.5%			45.3%
Total Same Stores	53.6%			53.6%
Transactions	58.4%			49.6%
Total	53.8%			53.5%
(1)See “Non-GAAP Financial Measures” for more details.

Our total Same Store parts and service revenues increased $20.6 million, or 6.1%, to $356 million for the three months ended March 31, 2019, as compared to the same period in 2018, primarily driven by growth in the U.S. and U.K. that was partially offset by a decline in our Brazil business. For the three months ended March 31, 2019, our U.S. Same Store parts and service revenue increased 6.8%, or $18.7 million, reflecting a 7.6% increase in customer-pay parts and service revenues, a 12.2% increase in warranty parts and service revenues, a 2.8% increase in wholesale parts revenues and a 3.1% increase in collision revenues. Overall, these improvements reflect our continued focus and commitment in these areas of the business to improve selling methods, enhance operating efficiencies, better retain and recruit employees, and make capital investments, as necessary. More specifically, the growth in our customer-pay parts and service revenue in the U.S. was supported by continued implementation of numerous aftersales initiatives, including the rollout of a four-day work week service schedule that has increased capacity and efficiency in a significant number of our service departments, by allowing us to improve our recruiting and retention efforts with our service technician and service advisor professionals. The growth in our U.S. warranty parts and service revenues reflects a general increase in manufacturer recall activity, and, in particular, high volume recalls within our BMW, Audi, Ford and Volkswagen brands.
Our U.K. Same Store parts and service revenues increased 5.2%, or $2.5 million, for the three months ended March 31, 2019, as compared to 2018, driven by a 34.0% increase in warranty parts and service revenue and a 6.9% increase in wholesale parts revenues that was partially offset by decreases of 3.1% in customer-pay parts and service revenues and 10.2% in collision revenue. On a constant currency basis, U.K. Same Store parts and service revenues improved 12.4% for the first quarter of 2019 compared to 2018, representing growth of 43.1% in warranty parts and service, 14.2% in wholesale parts and 3.5% in customer-pay parts and service revenues. The increase in warranty parts and service revenue primarily reflects high volume manufacturer recall activity in our BMW, Volkswagen, Audi and Ford brands.
Our Same Store parts and service revenues in Brazil decreased 5.0%, or $0.6 million, for the three months ended March 31, 2019, compared to the same period in 2018. The decrease in Brazil Same Store parts and service revenues can be more than explained by the unfavorable change in exchange rates between periods. On a constant currency basis, Same Store parts and service revenue in Brazil increased 10.2%. This increase was driven by a 12.0% improvement in our customer-pay parts and service revenue and a 4.1% improvement in warranty parts and service revenues for the three months ended March 31, 2019 compared to the same period in 2018. The improvement in customer-pay parts and service revenue reflects the result of management initiatives to enhance the effectiveness of our sales processes, as well as the efficiency of our parts and service operations. The increase in our warranty parts and service revenues was primarily driven by growth in our Honda brand from high volume recall campaigns for Takata airbags.
Our total Same Store parts and service gross profit for the three months ended March 31, 2019 increased 6.1%, as compared to the same period in 2018. This increase in gross profit was driven by increases of 7.5% in the U.S. and 1.2% in the U.K., respectively, partially offset by a decline of 8.7% in our Brazil business. The increase in the U.S. was the result of growth in all sectors of our business, but driven primarily by improvements in our customer-pay parts and service and warranty parts and service components of the business. The increase in Same Store parts and service gross profit in the U.K. primarily reflects improvements in our warranty parts and service. In Brazil, the decline in Same Store parts and service gross profit is due to the unfavorable change in exchange rates between periods. On a constant currency basis, Same Store parts and service gross profit in Brazil improved 5.9%. This increase was driven by an improvement in our customer-pay parts and service and warranty parts and service businesses for the three months ended March 31, 2019.
For the three months ended March 31, 2019, our total Same Store parts and service gross margin remained flat, as compared to the same period in 2018, at 53.6%. This result was driven by a 40 basis-point improvement in the U.S. that was offset by 210 and 180 basis points declines in the U.K. and Brazil, respectively. Same Store parts and service gross margin in the U.S. improved in the warranty parts and service sector of the business and was further enhanced by internal work between our parts and service and used vehicle departments within our dealerships, stemming from the growth in retail used unit volume. The decline in total Same Store parts and service margin in the U.K. primarily reflects the mix effect from the growth in our relatively lower margin warranty parts and service segment of the business, as described above. The decline in Same Store parts and service gross margin in Brazil was primarily explained by a shift in mix of business, as a high volume of relatively lower-margin recall campaigns, particularly in our Honda brand dealerships, surpassed the growth in our customer-pay parts and service sector on a constant currency basis.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018
Retail New and Used Unit Sales
Same Stores
U.S.	53,958	(1.3)%		54,642
U.K.	16,506	(3.1)%		17,026
Brazil	2,841	(9.5)%		3,138
Total Same Stores	73,305	(2.0)%		74,806
Transactions	4,405			2,600
Total	77,710	0.4%		77,406
Retail Finance Fees
Same Stores
U.S.	$28,287	5.3%	N/A	$26,875
U.K.	7,995	0.4%	7.1%	7,962
Brazil	613	19.0%	37.9%	515
Total Same Stores	36,895	4.4%	6.1%	35,352
Transactions	1,590			1,199
Total	$38,485	5.3%	7.2%	$36,551
Vehicle Service Contract Fees
Same Stores
U.S.	$37,840	(0.7)%	N/A	$38,123
U.K.	331	49.8%	58.8%	221
Brazil	—	—%	—%	—
Total Same Stores	38,171	(0.5)%	(0.4)%	38,344
Transactions	1,033			549
Total	$39,204	0.8%	0.8%	$38,893
Insurance and Other
Same Stores
U.S.	$27,584	(5.2)%	N/A	$29,108
U.K.	5,332	0.9%	7.6%	5,284
Brazil	1,102	(18.8)%	(6.1)%	1,357
Total Same Stores	34,018	(4.8)%	(3.4)%	35,749
Transactions	1,669			1,129
Total	$35,687	(3.2)%	(1.6)%	$36,878
Total Finance and Insurance Revenues
Same Stores
U.S.	$93,711	(0.4)%	N/A	$94,106
U.K.	13,658	1.4%	8.1%	13,467
Brazil	1,715	(8.4)%	6.0%	1,872
Total Same Stores	109,084	(0.3)%	0.7%	109,445
Transactions	4,292			2,877
Total	$113,376	0.9%	2.1%	$112,322
Finance and Insurance Revenues per Retail Unit Sold
Same Stores
U.S.	$1,737	0.9%	N/A	$1,722
U.K.	827	4.6%	11.6%	791
Brazil	604	1.2%	17.1%	597
Total Same Stores	1,488	1.7%	2.8%	1,463
Transactions	974			1,107
Total	$1,459	0.6%	1.7%	$1,451

(1)	See “Non-GAAP Financial Measures” for more details.
Our total Same Store finance and insurance revenues declined 0.3% for the three months ended March 31, 2019, as compared to the same period in 2018, as declines in the U.S. and Brazil of 0.4% and 8.4%, respectively, were almost fully offset by an improvement in the U.K. of 1.4%. Our U.S. Same Store finance and insurance revenue decreased $0.4 million for the quarter ended March 31, 2019, as compared to the same quarter last year, as improvements in our income per contract on vehicle service contracts and retail finance fees were more than offset by a 1.3% decline in Same Store retail unit sales, lower penetration rates for most of our U.S. finance and insurance product offerings, and an increase in our overall chargeback experience. Our Brazil Same Store finance and insurance revenue decreased $0.2 million for the three months ended March 31, 2019, as compared to the same period in 2018, which was more than explained by an unfavorable change in exchange rates. On a constant currency basis, our Brazil Same Store finance and insurance revenue increased 6.0%, primarily as a result of an increase in commissions on fleet sales for our BMW, Toyota, and Honda brands and an improvement in our income per contract on retail finance fees. These increases were accomplished in spite of a 9.5% decline in Same Store retail unit sales in Brazil. Our U.K. Same Store finance and insurance revenue increased 1.4%, or $0.2 million, for the three months ended March 31, 2019, as compared to 2018, which was tempered by an unfavorable change in the exchange rates. On a constant currency basis, our U.K. Same Store finance and insurance revenue increased 8.1% despite a 3.1% decline in our Same Store retail unit sales, reflecting improvements in both our income per contract and penetration rates for most of our U.K. product offerings. Our total Same Store finance and insurance revenue PRU increased 1.7% for the quarter ended March 31, 2019, to $1,488, as compared to the same quarter in 2018, which can be explained by increases in PRU for all three of our segments as compared to the same period a year ago.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended March 31,
	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018
Personnel
Same Stores
U.S.	$164,570	3.5%	N/A	$159,059
U.K.	29,956	(8.0)%	(1.7)%	32,558
Brazil	6,238	(2.8)%	12.8%	6,416
Total Same Stores	200,764	1.4%	2.9%	198,033
Transactions	8,419			6,927
Total	$209,183	2.1%	3.7%	$204,960
Advertising
Same Stores
U.S.	$15,533	2.0%	N/A	$15,227
U.K.	1,833	(19.0)%	(13.4)%	2,263
Brazil	212	(36.1)%	(25.6)%	332
Total Same Stores	17,578	(1.4)%	(0.5)%	17,822
Transactions	766			484
Total	$18,344	0.2%	1.2%	$18,306
Rent and Facility Costs
Same Stores
U.S.	$19,674	7.3%	N/A	$18,343
U.K.	5,618	(9.2)%	(2.8)%	6,185
Brazil	2,027	(12.6)%	1.4%	2,320
Total Same Stores	27,319	1.8%	4.4%	26,848
Transactions	2,083			1,554
Total	$29,402	3.5%	6.4%	$28,402
Other SG&A
Same Stores
U.S.	$53,510	2.3%	N/A	$52,323
U.K.	13,881	(2.8)%	3.8%	14,278
Brazil	2,585	(2.9)%	12.5%	2,663
Total Same Stores	69,976	1.0%	3.0%	69,264
Transactions	803			3,415
Total	$70,779	(2.6)%	(0.4)%	$72,679
Total SG&A
Same Stores
U.S.	$253,287	3.4%	N/A	$244,952
U.K.	51,288	(7.2)%	(0.9)%	55,284
Brazil	11,062	(5.7)%	9.4%	11,731
Total Same Stores	315,637	1.2%	2.9%	311,967
Transactions	12,071			12,380
Total	$327,708	1.0%	2.9%	$324,347

Total Gross Profit
Same Stores
U.S.	$339,674	4.0%	N/A	$326,570
U.K.	63,278	(5.4)%	0.9%	66,892
Brazil	11,435	(9.5)%	5.0%	12,629
Total Same Stores	414,387	2.0%	3.5%	406,091
Transactions	17,116			13,672
Total	$431,503	2.8%	4.4%	$419,763
SG&A as a % of Gross Profit
Same Stores
U.S.	74.6%			75.0%
U.K.	81.1%			82.6%
Brazil	96.7%			92.9%
Total Same Stores	76.2%			76.8%
Transactions	70.5%			90.6%
Total	75.9%			77.3%
Adjusted Total SG&A (1)
Same Stores
U.S.	$250,561	2.3%	N/A	$244,952
U.K.	51,288	(7.2)%	(0.9)%	55,284
Brazil	11,062	(5.7)%	9.4%	11,731
Total Same Stores	312,911	0.3%	2.0%	311,967
Transactions	15,639			12,380
Total	$328,550	1.3%	3.1%	$324,347
Adjusted SG&A as a % of Gross Profit (1)
Same Stores
U.S.	73.8%			75.0%
U.K.	81.1%			82.6%
Brazil	96.7%			92.9%
Total Same Stores	75.5%			76.8%
Transactions	91.4%			90.6%
Total	76.1%			77.3%

Employees	14,800			14,400
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
Our total Same Store SG&A increased 1.2% for the three months ended March 31, 2019, as compared to the same period in 2018, explained by a 3.4% increase in the U.S., partially offset by decreases of 7.2% and 5.7%, in the U.K. and Brazil, respectively. During the first quarter of 2019, Same Store SG&A was impacted by $2.7 million in net non-core items, which include $2.0 million for catastrophic events and $1.8 million for legal settlements that were offset by gains of $1.1 million on real estate and dealership transactions. Excluding these non-core items, our adjusted total Same Store SG&A increased 0.3% to $312.9 million for the three months ended March 31, 2019, as compared to the same period in 2018. There were no exclusions for non-core items in Same Store SG&A for the three months ended March 31, 2018.

Our total Same Store personnel costs increased 1.4% for the three months ended March 31, 2019, to $200.8 million, as compared to the same period in 2018, explained by an increase of 3.5% in the U.S., partially offset by decreases of 8.0% and 2.8% in the U.K. and Brazil, respectively. The increase in Same Store personnel costs in the U.S. was primarily due to growth in variable commission payments, as a result of the improvements in Same Store used vehicle retail unit sales volume and Same Store used vehicle retail gross profit, as well as improvements in Same Store parts and service revenue and gross profit. The decrease in Same Store personnel costs in the U.K. was primarily due to lower variable commission payments as a result of the decrease in the new and used retail vehicle unit sales volume, as well as the associated gross profit. As described above, much of this volume decline was the result of the lack of 2019 model year new vehicle inventory availability caused by the WLTP legislation, which was effective on September 1, 2018. The decrease in personnel costs in Brazil was more than explained by the change in exchange rates between periods. On a constant currency basis, Same Store personnel costs in Brazil increased 12.8%.
For the three months ended March 31, 2019, our total Same Store advertising costs decreased 1.4% to $17.6 million, which was more than explained by decreases of 19.0% and 36.1% in our U.K. and Brazil segments, respectively. The decrease was partially offset by a 2.0% increase in our U.S. segment. The decreases in the U.K. and Brazil were the result of efforts to rationalize and enhance the efficiency of our advertising spend, as well as capitalize on our size and negotiating leverage.
Our consolidated Same Store rent and facility costs increased 1.8% to $27.3 million for the three months ended March 31, 2019, as compared to the same period a year ago, explained by a 7.3% increase in the U.S. that was partially offset by decreases of 9.2% and 12.6% in the U.K. and Brazil, respectively. The increase in the U.S. is primarily attributable to other facility cost, such as insurance and real estate taxes generally correlated with recent building renovations that enhance productivity, improve the customer experience and/or meet manufacturer requirements, as well as routine, contractual real estate rent increases. The decrease in Brazil was more than explained by the change in exchange rates between periods, as on a constant currency basis, Same Store rent and facility costs increased 1.4%.
For the three months ended March 31, 2019, our total Same Store other SG&A costs increased 1.0% to $70.0 million as compared to the same period in 2018, explained by an increase of 2.3% in the U.S., partially offset by decreases of 2.8% and 2.9% in the U.K. and Brazil, respectively. The increase in the U.S. was primarily attributable to non-core charges in the first quarter of 2019 of $2.0 million for catastrophic events and of $1.8 million for legal matters. These non-core charges were partially offset by a net gain on real estate and dealership transactions of $1.1 million. Also contributing to the increase in U.S. Same Store other SG&A for the three months ended March 31, 2019 were particular variable costs that expanded with sales volume growth in certain sectors of the business, as well as increases in certain insurance costs. The decreases in Same Store other SG&A in the U.K. and Brazil for the three months ended March 31, 2019 were more than explained by the change in exchange rates. On a constant currency basis, Same Store other SG&A increased 3.8% and 12.5% in the U.K. and Brazil, respectively.
Our total Same Store SG&A as a percentage of gross profit for the three months ended March 31, 2019, as compared to 2018, decreased 60 basis points to 76.2%, reflecting an improvement in the U.S. and U.K that was partially offset by an increase in Brazil. On an adjusted basis, total Same Store SG&A as a percentage of gross profit for the three months ended March 31, 2019 decreased 130 basis points to 75.5%, reflecting decreases of 120 and 150 points in the U.S. and U.K. respectively, partially offset by an increase of 380 basis points in Brazil. The improvement in adjusted U.S. Same Store SG&A as a percentage of gross profit primarily reflects the leverage from growth in our U.S. Same Store gross profit, coupled with continued cost control efforts. The improvement in the U.K. reflects the efforts of the local operating team to rationalize costs, particularly in light of the constrained new and used retail vehicle selling environments.
Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended March 31,
	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018
Same Stores
U.S.	$12,949	4.5%	N/A	$12,388
U.K.	2,838	(0.4)%	6.5%	2,848
Brazil	390	0.3%	15.7%	389
Total Same Stores	16,177	3.5%	5.2%	15,625
Transactions	820			717
Total	$16,997	4.0%	5.8%	$16,342
(1)See “Non-GAAP Financial Measures” for more details.

Our total Same Store depreciation and amortization expense increased $0.6 million, or 3.5%, for the three months ended March 31, 2019, when compared to the same period in 2018. This increase is substantially explained by the 4.5% increase in our U.S. segment, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended March 31,
	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018
Same Stores
U.S.	$13,619	14.4%	N/A	$11,900
U.K.	1,378	(2.3)%	4.4%	1,411
Brazil	99	(58.1)%	(50.7)%	236
Total Same Stores	15,096	11.4%	12.3%	13,547
Transactions	607			540
Total	$15,703	11.5%	12.4%	$14,087
Total manufacturers’ assistance	$10,483	(5.0)%	(4.9)%	$11,035
(1)See “Non-GAAP Financial Measures” for more details.
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month London Interbank Offered Rate (“LIBOR”) (or Prime rate in some cases) plus a spread in the U.S. and U.K. and a benchmark rate plus a spread in Brazil. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt.
As of March 31, 2019, our average notional amount of interest rate swaps in effect was $901.6 million, that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.3%. The average notional amount of interest rate swaps in effect represented 62.1% of our average total U.S. floorplan borrowings outstanding for the quarter ended March 31, 2019. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.
Our total Same Store floorplan interest expense increased 11.4% for the three months ended March 31, 2019, as compared to the same period in 2018. Our U.S. Same Store floorplan interest expense grew $1.7 million, or 14.4%, for the quarter ended March 31, 2019, primarily explained by increases in LIBOR and a $91.5 million increase in our U.S. weighted average borrowings outstanding, partially offset by the impact of our interest rates swaps, compared to the same quarter a year ago. In the U.K., our Same Store floorplan interest expense decreased 2.3% for the three months ended March 31, 2019, as compared to the same period in 2018, more than explained by the change in exchange rates. On a constant currency basis, our U.K. Same Store floorplan interest increased 4.4%, reflecting an increase in our U.K. weighted average borrowings outstanding that was partially offset by a decline in our weighted average interest rates. Our Brazil Same Store floorplan interest expense declined 58.1% as compared to the same period in 2018, driven by a decrease in both our weighted average rates and borrowings outstanding. The decline in weighted average borrowings outstanding in Brazil reflects the impact of our inventory and cash management strategies.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit, and our other long-term debt, partially offset by interest income. For the three months ended March 31, 2019, other interest expense net increased $0.1 million, or 0.5%, to $18.9 million, as compared to the same period in 2018. This increase was primarily attributable to an increase in the weighted average borrowings, as well as the weighted average rates associated with our variable-rate, real estate and other long-term debt. The increase in weighted average interest rates corresponds with an increase in LIBOR.

Provision for Income Taxes
Our provision for income taxes increased $3.2 million to $13.5 million for the three months ended March 31, 2019, as compared to the same period in 2018. The increase was primarily due to the increase of pretax book income. For the three months ended March 31, 2019, our effective tax rate increased to 25.9% from 22.4%, as compared to the same period in 2018. This increase was primarily due to tax deductions for restricted stock that were less than the related book expense and additional valuation allowances provided for the net operating losses in Brazil and the impact of New Jersey’s adoption of a combined unitary tax scheme.
We expect our effective tax rate for the full-year of 2019 will be between 23.5% and 24.0%. We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income, considering future reversals of existing taxable temporary differences.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of our Floorplan Line and FMCC Facility (defined below) levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital, and dealership and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures, and acquisitions for the remainder of 2019. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2019 change, we may need to access the private or public capital markets to obtain additional funding.
Cash on Hand. As of March 31, 2019, our total cash on hand was $33.6 million. The balance of cash on hand excludes $98.7 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility as of March 31, 2019. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
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

The following tables set forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows on a GAAP and on an adjusted, non-GAAP basis. For further explanation and reconciliation to the most directly comparable GAAP measures, see “Non-GAAP Financial Measures” below (in thousands):

	Three Months Ended March 31,
GAAP Basis	2019	2018
Net cash provided (used in) by operating activities	$127,939	$148,782
Net cash provided by (used in) investing activities	(6,786)	(116,367)
Net cash provided by (used in) financing activities	(102,499)	(27,534)
Effect of exchange rate changes on cash	(519)	47
Net increase (decrease) in cash, cash equivalents, and restricted cash	$18,135	$4,928

	Three Months Ended March 31,
Adjusted, Non-GAAP Basis	2019	2018
Adjusted net cash provided by (used in) operating activities	$131,955	$102,491
Adjusted net cash provided by (used in) investing activities	(22,464)	(110,223)
Adjusted net cash provided by (used in) provided by financing activities	(90,837)	12,613
Effect of exchange rate changes on cash	(519)	47
Net increase (decrease) in cash, cash equivalents, and restricted cash	$18,135	$4,928
Sources and Uses of Liquidity from Operating Activities
For the three months ended March 31, 2019, we generated $127.9 million of net cash flows from operating activities. On an adjusted basis for the same period, we generated $132.0 million in net cash flows from operating activities, primarily consisting of $38.6 million in net income, coupled with non-cash adjustments related to depreciation and amortization of $17.0 million, operating lease assets of $7.6 million, stock-based compensation of $6.1 million and deferred income taxes of $4.1 million, partially offset by a $5.8 million gain on the disposition of assets. Adjusted net cash flows from operating activities also includes a $63.1 million adjusted net change in operating assets and liabilities, including cash inflows of $101.6 million from increases in accounts payable and accrued expenses, $9.2 million from the net decrease in accounts and notes receivable, $5.1 million from the net decrease in contracts-in-transit and vehicle receivables and $1.5 million from the adjusted net increase in floorplan borrowings. These cash inflows were partially offset by cash outflows of $28.1 million from increases in inventory levels, $17.7 million from the net increase in prepaid expenses and other assets and $8.4 million from the decrease in operating lease liabilities.
For the three months ended March 31, 2018, we generated $148.8 million of net cash flows from operating activities. On an adjusted basis for the same period, we generated $102.5 million in net cash flows from operating activities, primarily consisting of $35.8 million in net income, coupled with non-cash adjustments related to depreciation and amortization of $16.3 million, deferred income taxes of $2.7 million, stock-based compensation of $5.6 million, and a $41.9 million net change in operating assets and liabilities. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $7.2 million from decreases in inventory levels, $12.7 million from the net decreases in accounts and notes receivable, $11.2 million from the net decreases in contracts-in-transit and vehicle receivables and $65.2 million from increases in accounts payable and accrued expenses. These cash inflows were partially offset by adjusted cash outflows of $41.2 million from the net decrease in floorplan borrowings and $12.5 million from the net increase in prepaid expenses and other assets.
Working Capital. At March 31, 2019, we were in a negative working capital position of $3.7 million. This represents a decrease of $19.5 million from December 31, 2018, when we had $15.8 million of positive working capital. The decline is primarily attributable to the implementation of Topic 842 in which we recognized an incremental current liability, representing our operating lease liability, of $26.1 million upon transition and utilized the optional transition method whereby balances as of December 31, 2018 were unchanged. See Note 1, “Interim Financial Information” and Note 13, “Leases” for further information. Changes in our working capital are also typically explained by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flows from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures, or general corporate purposes.

Sources and Uses of Liquidity from Investing Activities
During the three months ended March 31, 2019, we used $6.8 million in net cash flows from investing activities. On an adjusted basis for the same period, we used $22.5 million in net cash flows from investing activities, representing $41.7 million used for purchases of property and equipment, partially offset by cash inflows of $19.4 million related to the disposition of franchises and property and equipment. Of the $41.7 million in property and equipment purchases, $23.4 million was used for capital expenditures, $14.1 million was used for the purchase of real estate associated with existing dealership operations and $4.1 million represents the net decrease in the accrual for capital expenditures from year-end.
During the three months ended March 31, 2018, we used $116.4 million in net cash flows for investing activities. On an adjusted basis for the same period, we used $110.2 million in net cash flows for investing activities, primarily consisting of $65.4 million of cash flows for dealership acquisition activity and $47.9 million for purchases of property and equipment to construct new and improve existing facilities. Within this total of property and equipment purchases, $33.0 million was used for capital expenditures, $12.2 million was used for the purchase of real estate associated with existing dealership operations, and $2.7 million represents the net decrease in the accrual for capital expenditures from year-end. These cash outflows were partially offset by cash inflows of $2.9 million related to dispositions of franchises and fixed assets.
Capital Expenditures. Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2019 will be less than $110.0 million, which could generally be funded from excess cash.
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
Sources and Uses of Liquidity from Financing Activities
For the three months ended March 31, 2019, we used $102.5 million in net cash flows from financing activities. On an adjusted basis for the same period, we used $90.8 million in net cash flows from financing activities, primarily related to cash outflows of $20.9 million of net payments on real estate debt, $4.8 million for dividend payments, $3.7 million of net repayments on our Acquisition line and $65.0 million in net repayments on our Floorplan lines (representing the net cash activity in our floorplan offset accounts). These outflows were partially offset by cash inflows of $4.4 million of net borrowings of other debt.
For the three months ended March 31, 2018, we used $27.5 million in net cash from financing activities. On an adjusted basis for the same period, we generated $12.6 million in net cash flow from financing activities, primarily related to cash inflows of $10.7 million in net borrowings on our Floorplan lines (representing the net cash activity in our floorplan offset accounts), $0.5 million of net borrowings on our Acquisition line, $9.0 million of net borrowings of real estate debt, and $8.7 million of net borrowings of other debt. These inflows were partially offset by cash outflows of $9.2 million to repurchase our Company’s common stock and $5.5 million for dividend payments.
Credit Facilities, Debt Instruments and Other Financing Arrangements. Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding, and provide working capital for general corporate purposes.

The following table summarizes the position of our U.S. credit facilities as of March 31, 2019 (in thousands):

U.S. Credit Facilities	Total Commitment	Outstanding	Available
Floorplan Line (1)	$1,440,000	$1,151,854	$288,146
Acquisition Line (2)	360,000	54,860	305,140
Total Revolving Credit Facility	1,800,000	1,206,714	593,286
FMCC Facility (3)	300,000	154,213	145,787
Total U.S. Credit Facilities (4)	$2,100,000	$1,360,927	$739,073
(1)The available balance at March 31, 2019 includes $72.7 million of immediately available funds.
(2)The outstanding balance of $54.9 million is related to outstanding letters of credit of $25.4 million and $29.5 million in borrowings as of March 31, 2019. The borrowings outstanding under the Acquisition Line represent 22.5 million British pound sterling translated at the spot rate on the day borrowed, solely for the purpose of calculating the Outstanding and Available borrowings under the Acquisition Line. The available borrowings may be limited from time to time, based on certain debt covenants.
(3)The available balance at March 31, 2019 includes $26.0 million of immediately available funds.
(4)The outstanding balance excludes $295.0 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
Revolving Credit Facility. The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments, and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations, or securities (“Restricted Payments”). As of March 31, 2019, the Credit Facility Restricted Payment Basket totaled $83.2 million and we were in compliance with all our financial covenants, including:

	As of March 31, 2019
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
See Note 9 and 10 to our Consolidated Financial Statements, “Credit Facilities” and “Long-Term Debt”, respectively, for further discussion of our credit facilities, debt instruments, and other financing arrangements existing as of March 31, 2019.

Stock Issuances. No shares of our common stock were issued during the three months ended March 31, 2019 or March 31, 2018.
Stock Repurchases. From time to time, our Board of Directors gives authorization to repurchase shares of our common stock, subject to the restrictions of various debt agreements and our judgment. On February 20, 2019, our Board of Directors authorized an increase of the previously authorized repurchase amount that was remaining under the plan to $75.0 million. During the three months ended March 31, 2019, no shares of our common stock were repurchased, leaving the $75.0 million of repurchase authorization remaining. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions, and other factors.
The Company issues new shares or treasury shares, if available, when restricted stock and performance stock awards vest under the Incentive Plan and to fund shares issuable under the Purchase Plan. Separately, our Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under both the Incentive and Purchase Plans.

Dividends. The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments, and other factors.
Further, we are limited under the terms of the Revolving Credit Facility, certain mortgage term loans, 5.00% Notes and 5.25% Notes in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock. As of March 31, 2019, the restricted payment baskets limited us to $83.2 million in restricted payments. Generally, these restricted payment baskets will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases. For the three months ended March 31, 2019, we paid dividends of $4.6 million to common stock shareholders and $0.2 million to unvested restricted stock award holders.

Non-GAAP Financial Measures
In addition to evaluating the financial condition and results of our operations in accordance with U.S. GAAP, from time to time our management evaluates and analyzes results and any impact on the Company of strategic decisions and actions relating to, among other things, cost reduction, growth, profitability improvement initiatives, and other events outside of normal, or “core,” business and operations, by considering alternative financial measures not prepared in accordance with U.S. GAAP. In our evaluation of results from time to time, we exclude items that do not arise directly from core operations, such as non-cash asset impairment charges, legal settlements, gains and losses on dealership franchise or real estate transactions, and catastrophic events, such as hailstorms, hurricanes, and snow storms. Because these non-core charges and gains materially affect the Company’s financial condition or results in the specific period in which they are recognized, management also evaluates, and makes resource allocation and performance evaluation decisions based on, the related non-GAAP measures excluding such items. This includes evaluating measures such as adjusted selling, general and administrative expenses, adjusted net income, adjusted diluted income per share, adjusted cash flows from operating, investing and financing activities, and constant currency. These adjusted measures are not measures of financial performance under U.S. GAAP, but are instead considered non-GAAP financial performance measures. Non-GAAP measures do not have definitions under U.S. GAAP and may be defined differently by, and not be comparable to similarly titled measures used by, other companies. As a result, any non-GAAP financial measures considered and evaluated by management are reviewed in conjunction with a review of the most directly comparable measures calculated in accordance with U.S. GAAP. We caution investors not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable U.S. GAAP measures.
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
The following tables reconcile certain reported non-GAAP measures to the most comparable U.S. GAAP measures from our Statements of Operations by segment and on a consolidated basis (in thousands, except per share amounts; may not foot due to rounding). Only adjusted amounts are reconciled below. We have not presented any non-GAAP measures associated with non-core items for the three months ended March 31, 2018. Therefore, no tables are presented for such period.

	U.S. Adjustments for
	Three Months Ended March 31, 2019
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Legal settlements	Non-GAAP Adjusted
Selling, general and administrative expenses	$256,153	$(1,973)	$5,216	$(1,829)	$257,567
Income (loss) from operations	77,530	1,973	(5,216)	1,829	76,116
Income (loss) before income taxes	46,367	1,973	(5,216)	1,829	44,953
(Provision) benefit for income taxes	(12,413)	(519)	1,381	(481)	(12,032)
Net income (loss)	$33,954	$1,454	$(3,835)	$1,348	$32,921

SG&A as % gross profit:	73.8				74.2
Operating margin %:	3.8				3.7
Pretax margin %:	2.2				2.2

Same Store SG&A	$253,287	$(1,973)	$1,076	$(1,829)	$250,561
Same Store SG&A as % gross profit:	74.6				73.8

Same Store operating margin %:	3.6				3.8

	Brazil Adjustments for
	Three Months Ended March 31, 2019
	U.S. GAAP	Legal settlements	Non-GAAP Adjusted
Selling, general and administrative expenses	$12,363	$(572)	$11,791
Income (loss) from operations	(174)	572	398
Income (loss) before income taxes	(435)	572	137
(Provision) benefit for income taxes	(19)	—	(19)
Net income (loss)	$(454)	$572	$118

SG&A as % gross profit:	98.2		93.7
Operating margin %:	(0.2)		0.4
Pretax margin %:	(0.4)		0.1

	Consolidated Adjustments for
	Three Months Ended March 31, 2019
	U.S. GAAP	Catastrophic events	Gain / loss on real estate and dealership transactions	Legal settlements	Non-GAAP Adjusted
Selling, general and administrative expenses	$327,708	$(1,973)	$5,216	$(2,401)	$328,550
Income (loss) from operations	86,798	1,973	(5,216)	2,401	85,956
Income (loss) before income taxes	52,176	1,973	(5,216)	2,401	51,334
(Provision) benefit for income taxes	(13,528)	(519)	1,381	(481)	(13,147)
Net income (loss)	38,648	1,454	(3,835)	1,920	38,187
Less: Adjusted earnings (loss) allocated to participating securities	1,455	54	(145)	73	1,437
Adjusted net income (loss) available to diluted common shares	$37,193	$1,400	$(3,690)	$1,847	$36,750

Diluted income (loss) per common share	$2.08	$0.08	$(0.20)	$0.10	$2.06

Effective tax rate %	25.9				25.6

SG&A as % gross profit:	75.9				76.1
Operating margin %:	3.1				3.1
Pretax margin %:	1.9				1.8

Same Store SG&A	$315,637	$(1,973)	$1,076	$(1,829)	$312,911
Same Store SG&A as % gross profit:	76.2				75.5

Same Store income (loss) from operations	$82,573	$1,973	$(1,076)	$1,829	$85,299
Same Store operating margin %:	3.1				3.2
The following table reconciles cash flows provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	% Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$127,939	$148,782	(14.0)
Change in floorplan notes payable-credit facilities, excluding floorplan offset account and net acquisition and disposition related activity	(21,884)	(47,791)
Change in floorplan notes payable-manufacturer affiliates associated with net acquisition and disposition related activity	25,900	1,500
Adjusted net cash provided by (used in) operating activities	$131,955	$102,491	28.7
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	$(6,786)	$(116,367)	(94.2)
Change in cash paid for acquisitions, associated with floorplan notes payable	—	6,144
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(15,678)	—
Adjusted net cash provided by (used in) investing activities	$(22,464)	$(110,223)	(79.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	$(102,499)	$(27,534)	272.3
Change in net borrowings and repayments on floorplan notes payable-credit facilities, excluding net activity associated with our floorplan offset account	11,662	40,147
Adjusted net cash provided by (used in) provided by financing activities	$(90,837)	$12,613	(820.2)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
This Quantitative and Qualitative Disclosures About Market Risk contains information about our market-sensitive financial instruments that constitute forward-looking statements. See “Cautionary Statement about Forward-Looking Statements.”
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided about foreign currency exchange rates and financial instruments to which we are a party at March 31, 2019, and from which we may incur future gains or losses from changes in market interest rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As of March 31, 2019, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $556.0 million and $544.2 million, respectively. At December 31, 2018, our 5.00% Notes, with an outstanding principal amount of $550.0 million, had a fair value and carrying amount of $521.6 million and $543.7 million, respectively. As of March 31, 2019, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $303.0 million and $296.9 million, respectively. At December 31, 2018, our 5.25% Notes, with an outstanding principal amount of $300.0 million, had a fair value and carrying amount of $286.5 million and $296.7 million, respectively. Our other fixed-rate debt, primarily consisting of real estate related debt, had outstanding borrowings of $74.3 million and $79.5 million as of March 31, 2019 and December 31, 2018, respectively. The fair value of such fixed interest rate borrowings was $73.8 million and $76.2 million as of March 31, 2019 and December 31, 2018, respectively.
Interest Rates. We have interest rate risk in our variable-rate debt obligations. Our policy is to monitor the effects of market changes in interest rates and manage our interest rate exposure through the use of a combination of fixed and floating-rate debt and interest rate swaps.
We use interest rate swaps to adjust our exposure to interest rate movements, when appropriate, based upon market conditions. As of March 31, 2019, we held interest rate swaps in effect with aggregate notional amounts of $902.4 million that fixed our underlying one-month LIBOR at a weighted average rate of 2.3%. These hedge instruments are designed to convert floating rate vehicle floorplan payables under our Revolving Credit Facility and variable rate real estate related borrowings to fixed rate debt. We entered into these swaps with several financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. We reflect the current fair value of all derivatives on our Consolidated Balance Sheets. The fair value of interest rate swaps is impacted by the forward one-month LIBOR curve, and the length of time to maturity of the swap contracts. The related gains or losses on these transactions are deferred in stockholders’ equity as a component of accumulated other comprehensive income or loss. As of March 31, 2019, net unrealized gains, net of income taxes, totaled $4.4 million. These deferred gains and losses are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of a derivative contract does not perfectly offset the change in the value of the items being hedged, that ineffective portion is immediately recognized in the results of operations. All of our interest rate hedges are designated as cash flow hedges. As of March 31, 2019, all of our derivative contracts were determined to be effective. In addition to the $902.4 million of swaps in effect as of March 31, 2019, we also held two interest rate swaps with forward start dates of December 2020 and expiration dates of December 2025 and December 2030. As of March 31, 2019, the aggregate notional amount of these swaps was $125.0 million with a weighted average interest rate of 1.8%. The combination of these swaps is structured such that the notional value in effect at any given time through December 2030 does not exceed $902.4 million.

A summary of our interest rate swaps, including those in effect, as well as forward-starting, follows (dollars in millions):

	Q1 2019	Q2 2019	Q3 2019	Q4 2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030
Weighted average notional amount in effect during the period	$902	$902	$901	$901	$549	$418	$154	$132	$125	$125	$100	$100	$100	$100	$100
Weighted average interest rate during the period	2.30%	2.30%	2.30%	2.30%	2.21%	1.77%	1.77%	1.82%	1.81%	1.81%	1.85%	1.85%	1.85%	1.85%	1.85%
As of March 31, 2019, we had $1,792.8 million of variable-rate borrowings outstanding. Based on the average amount of variable-rate borrowings outstanding for the three months ended March 31, 2019, and before the impact of our interest rate swaps described above, a 100 basis-point change in interest rates would have resulted in an approximate $18.4 million change to our annual interest expense. After consideration of the average interest rate swaps described in effect during the three months ended March 31, 2019, a 100 basis-point change would have yielded a net annual change of $9.6 million in annual interest expense. This interest rate sensitivity increased from March 31, 2018 primarily as a result of the increase in variable-rate floorplan borrowings.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which historically has been influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended March 31, 2019, we recognized $10.5 million of interest assistance as a reduction of new vehicle cost of sales. For the past three years, the reduction to our new vehicle cost of sales has ranged from 66.8% of our floorplan interest expense for the first quarter of 2019 to 116.6% for the third quarter of 2016. In the U.S., manufacturer’s interest assistance was 73.8% of floorplan interest expense in the first quarter of 2019. Although we can provide no assurance as to the amount of future interest assistance, it is our expectation, based on historical practice of the OEMs, that an increase in prevailing interest rates would result in increased assistance from certain manufacturers over time.
Foreign Currency Exchange Rates. As of March 31, 2019, we had dealership operations in the U.K. and Brazil. The functional currency of our U.K. subsidiaries is the British pound sterling (£) and of our Brazil subsidiaries is the Brazilian real (R$). We intend to remain permanently invested in these foreign operations and, as such, do not hedge against foreign currency fluctuations that may temporarily impact our investment in our U.K. and Brazil subsidiaries. If we change our intent with respect to such international investment, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in a $58.4 million decrease to our revenues for the three months ended March 31, 2019. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in a $9.4 million decrease to our revenues for the three months ended March 31, 2019. We believe that inflation rates over the last few years have not had a significant impact on our consolidated revenues or profitability. We do not expect inflation to have near-term material effects on the sale of our products and services on a consolidated basis; however, we cannot be sure there will be no such effect in the future. We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.
For additional information about our market sensitive financial instruments, please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations”, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4. to “Item 8. Financial Statements and Supplementary Data” in our 2018 Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We implemented new internal controls and made changes to existing internal controls to ensure that we adequately evaluated and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate its adoption on January 1, 2019 and ongoing compliance. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2018 Form 10-K, which could materially affect our business, financial condition or future results.
The risks described in our 2018 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2019 (in thousands, excluding commissions):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2019	—	$—	—	$49,706
February 1 - February 20, 2019	—	—	—	49,706
February 21 - February 28, 2019	—	—	—	75,000
March 1 - March 31, 2019	—	—	—	75,000
Total	—	—	—
(1) As of March 31, 2019, $75.0 million remained available under our stock repurchase authorization limit.
On February 20, 2019, our Board of Directors authorized an increase of the previously authorized repurchase amount that was remaining under the plan to $75.0 million. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions, and other factors.
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

10.1†*	—	Form of Performance Share Unit Agreement
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith
†	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

By:	/s/ John C. Rickel
John C. Rickel
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)
Date: May 7, 2019