Form 10-Q
period 2019-06-30
GROUP 1 AUTOMOTIVE INC
filed 2019-08-02
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 1-13461
Group 1 Automotive, Inc.
(Exact name of registrant as specified in its charter)

Delaware		76-0506313
(State of other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
800 Gessner,	Suite 500	77024
Houston,	TX	(Zip code)
(Address of principal executive offices)
(713) 647-5700
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Ticker symbol(s)	Name of exchange on which registered
Common stock, par value $0.01 per share	GPI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of July 31, 2019, the registrant had 18,571,275 shares of common stock, par value $0.01, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,740	$15,932
Contracts-in-transit and vehicle receivables, net	252,529	265,660
Accounts and notes receivable, net of allowance of $3.1 million and $3.2 million, respectively	188,489	193,981
Inventories, net	1,793,671	1,844,059
Prepaid expenses and other current assets	89,705	82,734
TOTAL CURRENT ASSETS	2,362,134	2,402,366
Property and equipment, net of accumulated depreciation of $369.1 million and $347.3 million, respectively	1,422,986	1,347,835
Operating lease assets	202,719	—
Goodwill	963,502	963,925
Intangible franchise rights	259,540	259,630
Other assets	14,880	27,319
TOTAL ASSETS	$5,225,761	$5,001,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Floorplan notes payable — credit facility and other, net of offset account of $69.3 million and $33.6 million, respectively	$1,129,877	$1,258,815
Floorplan notes payable — manufacturer affiliates, net of offset account of $0.2 million and $0.1 million, respectively	426,486	417,824
Current maturities of long-term debt	71,548	92,967
Current operating lease liabilities	23,504	—
Accounts payable	485,908	419,350
Accrued expenses and other current liabilities	198,017	197,609
TOTAL CURRENT LIABILITIES	2,335,340	2,386,565
Long-term debt, net of current maturities	1,295,720	1,281,489
Operating lease liabilities, net of current portion	193,421	—
Deferred income taxes	134,649	134,683
Other liabilities	102,566	102,644
Commitments and Contingencies (Note 10)	—	—
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 50,000 shares authorized; 25,510 and 25,494 issued, respectively	255	255
Additional paid-in capital	288,197	292,774
Retained earnings	1,466,963	1,394,817
Accumulated other comprehensive income (loss)	(152,530)	(137,772)
Treasury stock, at cost; 6,927 and 7,172 shares, respectively	(438,820)	(454,380)
TOTAL STOCKHOLDERS’ EQUITY	1,164,065	1,095,694
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,225,761	$5,001,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES
New vehicle retail sales	$1,565,375	$1,555,570	$2,979,860	$3,069,160
Used vehicle retail sales	838,896	821,853	1,658,099	1,602,423
Used vehicle wholesale sales	95,996	92,854	188,134	196,883
Parts and service sales	378,167	358,129	747,341	707,644
Finance, insurance and other, net	127,255	115,056	240,631	227,378
Total revenues	3,005,689	2,943,462	5,814,065	5,803,488
COST OF SALES
New vehicle retail sales	1,495,671	1,478,988	2,838,765	2,917,151
Used vehicle retail sales	785,604	770,639	1,556,998	1,507,714
Used vehicle wholesale sales	96,089	92,613	187,776	194,987
Parts and service sales	174,072	163,059	344,770	325,710
Total cost of sales	2,551,436	2,505,299	4,928,309	4,945,562
GROSS PROFIT	454,253	438,163	885,756	857,926
Selling, general and administrative expenses	338,715	308,092	666,423	632,439
Depreciation and amortization expense	17,864	16,638	34,861	32,980
Asset impairments	537	4,268	537	4,268
INCOME (LOSS) FROM OPERATIONS	97,137	109,165	183,935	188,239
OTHER INCOME (EXPENSE)
Floorplan interest expense	(15,943)	(14,563)	(31,646)	(28,650)
Other interest expense, net	(17,961)	(19,414)	(36,880)	(38,234)
INCOME (LOSS) BEFORE INCOME TAXES	63,233	75,188	115,409	121,355
Benefit (provision) for income taxes	(14,008)	(18,725)	(27,536)	(29,078)
NET INCOME (LOSS)	$49,225	$56,463	$87,873	$92,277
BASIC EARNINGS (LOSS) PER SHARE	$2.65	$2.72	$4.74	$4.42
Weighted average common shares outstanding	17,908	20,036	17,853	20,167
DILUTED EARNINGS (LOSS) PER SHARE	$2.64	$2.72	$4.73	$4.42
Weighted average common shares outstanding	17,930	20,046	17,878	20,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET INCOME (LOSS)	$49,225	$56,463	$87,873	$92,277
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,020)	(24,186)	(413)	(16,315)
Net unrealized gain (loss) on interest rate risk management activities, net of tax
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of $2,937, ($1,078), $4,253, and ($3,570), respectively	(9,454)	3,414	(13,691)	11,305
Reclassification adjustment for realized gain on interest rate swap termination included in SG&A, net of tax benefit (provision) of $0, ($220), $0, and ($220), respectively	—	(698)	—	(698)
Reclassification adjustment for (gain) loss included in interest expense, net of tax benefit (provision) of ($95), $336, ($203), and $813, respectively	(307)	1,062	(654)	2,576
Unrealized gain (loss) on interest rate risk management activities, net of tax	(9,761)	3,778	(14,345)	13,183
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(13,781)	(20,408)	(14,758)	(3,132)
COMPREHENSIVE INCOME (LOSS)	$35,444	$36,055	$73,115	$89,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, March 31, 2019	25,522	$255	$287,115	$1,422,576	$(138,749)	$(443,484)	$1,127,713
Net income (loss)	—	—	—	49,225	—	—	49,225
Other comprehensive income (loss), net of taxes	—	—	—	—	(13,781)	—	(13,781)
Net issuance of treasury shares to employee stock compensation plans	(12)	—	(2,828)	—	—	4,664	1,836
Stock-based compensation	—	—	3,910	—	—	—	3,910
Dividends paid, net of estimated forfeitures relative to participating securities ($0.26 per share)	—	—	—	(4,838)	—	—	(4,838)
BALANCE, June 30, 2019	25,510	$255	$288,197	$1,466,963	$(152,530)	$(438,820)	$1,164,065

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, December 31, 2018	25,494	$255	$292,774	$1,394,817	$(137,772)	$(454,380)	$1,095,694
Net income (loss)	—	—	—	87,873	—	—	87,873
Other comprehensive income (loss), net of taxes	—	—	—	—	(14,758)	—	(14,758)
Net issuance of treasury shares to employee stock compensation plans	16	—	(14,554)	—	—	15,560	1,006
Stock-based compensation	—	—	9,977	—	—	—	9,977
Dividends paid, net of estimated forfeitures relative to participating securities ($0.52 per share)	—	—	—	(9,666)	—	—	(9,666)
ASC 842 cumulative adjustment	—	—	—	(6,061)	—	—	(6,061)
BALANCE, June 30, 2019	25,510	$255	$288,197	$1,466,963	$(152,530)	$(438,820)	$1,164,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited)
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, March 31, 2018	25,527	$255	$286,244	$1,288,052	$(105,950)	$(290,522)	$1,178,079
Net income (loss)	—	—	—	56,463	—	—	56,463
Other comprehensive income (loss), net of taxes	—	—	—	—	(20,408)	—	(20,408)
Purchases of treasury stock	—	—	—	—	—	(42,077)	(42,077)
Net issuance of treasury shares to employee stock compensation plans	(15)	—	(1,987)	—	—	3,637	1,650
Stock-based compensation	—	—	4,235	—	—	—	4,235
Dividends paid, net of estimated forfeitures relative to participating securities ($0.26 per share)	—	—	—	(5,330)	—	—	(5,330)
BALANCE, June 30, 2018	25,512	$255	$288,492	$1,339,185	$(126,358)	$(328,962)	$1,172,612

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, December 31, 2017	25,515	$255	$291,461	$1,246,323	$(123,226)	$(290,531)	$1,124,282
Net income (loss)	—	—	—	92,277	—	—	92,277
Other comprehensive income (loss), net of taxes	—	—	—	—	(3,132)	—	(3,132)
Purchases of treasury stock	—	—	—	—	—	(51,276)	(51,276)
Net issuance of treasury shares to employee stock compensation plans	(3)	—	(12,833)	—	—	12,845	12
Stock-based compensation	—	—	9,864	—	—	—	9,864
Dividends paid, net of estimated forfeitures relative to participating securities ($0.52 per share)	—	—	—	(10,812)	—	—	(10,812)
ASC 606 cumulative adjustment	—	—	—	11,397	—	—	11,397
BALANCE, June 30, 2018	25,512	$255	$288,492	$1,339,185	$(126,358)	$(328,962)	$1,172,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$87,873	$92,277
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	34,861	32,980
Change in operating lease assets	14,404	—
Deferred income taxes	5,138	5,591
Asset impairments	537	4,268
Stock-based compensation	10,003	9,891
Amortization of debt discount and issue costs	2,063	1,526
(Gain) loss on disposition of assets	(5,985)	(20,686)
Other	503	65
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	77,347	26,121
Accounts and notes receivable	4,600	21,185
Inventories	31,688	47,272
Contracts-in-transit and vehicle receivables	12,428	56,725
Prepaid expenses and other assets	(16,500)	(9,842)
Floorplan notes payable - manufacturer affiliates	8,839	(3,535)
Deferred revenues	(302)	(732)
Operating lease liabilities	(14,549)	—
Net cash provided by (used in) operating activities	252,948	263,106
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash received	—	(74,865)
Proceeds from disposition of franchises, property and equipment	37,938	75,923
Purchases of property and equipment, including real estate	(109,238)	(88,230)
Other	(305)	(655)
Net cash provided by (used in) investing activities	(71,605)	(87,827)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility - floorplan line and other	3,306,530	3,323,798
Repayments on credit facility - floorplan line and other	(3,425,359)	(3,461,494)
Borrowings on credit facility - acquisition line	124,159	98,596
Repayments on credit facility - acquisition line	(117,934)	(84,884)
Debt issue costs	(3,056)	—
Borrowings on other debt	76,868	111,142
Principal payments on other debt	(90,187)	(75,784)
Borrowings on debt related to real estate, net of debt issue costs	33,184	54,711
Principal payments on debt related to real estate	(53,287)	(63,368)
Employee stock purchase plan purchases, net of employee tax withholdings	1,005	11
Proceeds from termination of mortgage swap	—	918
Repurchases of common stock, amounts based on settlement date	—	(51,276)
Dividends paid	(9,691)	(10,836)
Net cash provided by (used in) financing activities	(157,768)	(158,466)
Effect of exchange rate changes on cash	(755)	(2,812)
Net increase (decrease) in cash, cash equivalents and restricted cash	22,820	14,001
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	18,720	29,631
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$41,540	$43,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION
Business
Group 1 Automotive, Inc., a Delaware corporation, (“Group 1” and together with its subsidiaries, the “Company”) is a leading operator in the automotive retailing industry with business activities in 15 states in the United States of America (“U.S.”), 32 towns in the United Kingdom (“U.K.”) and three states in Brazil. The Company, through its three regions, sells new and used cars and light trucks, arranges related vehicle financing, sells service and insurance contracts, provides automotive maintenance and repair services, and sells vehicle parts.
As of June 30, 2019, the Company’s U.S. retail network consisted of 116 dealerships within the following states: Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina, and Texas. The President of U.S. Operations reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of the U.S. region, as well as overseeing the market directors and dealership general managers. In addition, as of June 30, 2019, the Company had two international regions: (i) the U.K., which consisted of 45 dealerships and (ii) Brazil, which consisted of 17 dealerships. The operations of the Company’s international regions are structured similarly to the U.S. region.
The Company’s operating results are generally subject to seasonal variations, as well as changes in the economic environment. In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. In the U.K., the first and third quarters tend to be stronger, driven by the vehicle license plate change months of March and September. In Brazil, the first quarter is generally the weakest, driven by more consumer vacations and activities associated with Carnival, while the third and fourth quarters tend to be stronger. Other factors unrelated to seasonality, such as changes in economic conditions, manufacturer incentive programs, supply issues, seasonal weather events and/or changes in currency exchange rates may exaggerate seasonal or cause counter-seasonal fluctuations in the Company’s revenues and operating income. Due to seasonality and other factors, the results of operations for the interim period are not necessarily indicative of the results that will be realized for any other interim period or for the entire fiscal year.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements and notes thereto, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Results for interim periods are not necessarily indicative of the results that can be expected for a full year, and therefore should be read in conjunction with the Company’s audited Financial Statements and notes thereto included within the Company’s most recent Annual Report on Form 10-K. Certain reclassifications have been made to prior periods to conform with current period presentation with no effect on the Company’s previously reported consolidated financial position, results of operations or cash flows. These Condensed Consolidated Financial Statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly state, in all material respects, the Company’s financial position and results of operations for the periods presented.
Use of Estimates
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. Significant estimates made in the accompanying Condensed Consolidated Financial Statements include, but are not limited to, inventory market adjustments, reserves for chargebacks against revenue recognized from the sale of finance and insurance products, reserves for self-insurance programs, certain assumptions related to goodwill and intangible franchise rights, and reserves for potential legal or similar proceedings related to the Company’s business.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements
Accounting for Leases
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
The Company elected the package of practical expedients available under the transition guidance within Topic 842, which among other things, permits the Company to carry forward its historical lease classification. The Company also elected other practical expedients under the transition guidance to (i) not record leases with an initial term of 12 months or less on the balance sheet for all asset classes; (ii) not apply hindsight when determining its lease terms or assessing impairment of its ROU assets during transition; and (iii) combine and account for both lease and non-lease components as a single component for all asset classes, except dealership operating assets. For our dealership operating leases, the Company elected to separate lease and non-lease components and have allocated the consideration between the lease and non-lease components based on the estimated fair value of the leased component.
Upon adoption of Topic 842, the Company recognized ROU assets and lease liabilities based on the present value of its remaining minimum rental payments for existing operating leases as of the adoption date, utilizing the Company’s applicable incremental borrowing rate also as of the adoption date. The adoption of Topic 842 resulted in the Company recognizing $222.6 million of operating ROU assets and $236.7 million of operating lease liabilities as of January 1, 2019. The difference between ROU assets and lease liabilities is primarily the result of prepaid rent, favorable lease assets and net unfavorable lease liabilities. Additionally, the Company recognized a $6.1 million cumulative-effect adjustment, net of deferred tax impact, to retained earnings as of January 1, 2019 resulting from the impairment of certain operating ROU assets upon the adoption of Topic 842. The Company’s accounting for its finance leases, previously termed as capital leases under ASC 840, remained substantially unchanged. The adoption of Topic 842 had no material impact on the Company’s condensed consolidated statements of operations or consolidated statements of cash flows. For further details, see Note 11, “Leases”.
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendment in this update replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The standard will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted for periods after December 15, 2018. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements, but does not expect the impact of the amendment of this ASU to be significant.
2. REVENUE
The Company’s material revenue streams are the sale of new and used vehicles; arrangement of associated vehicle financing and the sale of service and other insurance contracts; the performance of vehicle maintenance and repair services (including collision restoration); and the sale of vehicle parts.
The following tables present the Company’s revenues disaggregated by revenue source and geographical segments (in thousands):

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
REVENUES
New vehicle retail sales	$1,188,792	$302,224	$74,359	$1,565,375	$2,220,534	$620,795	$138,531	$2,979,860
Used vehicle retail sales	625,452	194,007	19,437	838,896	1,219,870	397,568	40,661	1,658,099
Used vehicle wholesale sales	44,285	46,882	4,829	95,996	87,112	92,143	8,879	188,134
Total new and used vehicle sales	1,858,529	543,113	98,625	2,500,267	3,527,516	1,110,506	188,071	4,826,093
Parts and service sales (1)	309,645	56,360	12,162	378,167	607,247	115,926	24,168	747,341
Finance, insurance and other, net (2)	110,506	14,961	1,788	127,255	206,699	30,160	3,772	240,631
Total revenues	$2,278,680	$614,434	$112,575	$3,005,689	$4,341,462	$1,256,592	$216,011	$5,814,065

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
REVENUES
New vehicle retail sales	$1,146,882	$338,635	$70,053	$1,555,570	$2,236,835	$693,039	$139,286	$3,069,160
Used vehicle retail sales	592,007	208,108	21,738	821,853	1,155,837	400,657	45,929	1,602,423
Used vehicle wholesale sales	42,781	46,527	3,546	92,854	96,783	92,712	7,388	196,883
Total new and used vehicle sales	1,781,670	593,270	95,337	2,470,277	3,489,455	1,186,408	192,603	4,868,466
Parts and service sales (1)	288,889	57,996	11,244	358,129	573,403	111,137	23,104	707,644
Finance, insurance and other, net (2)	97,442	15,617	1,997	115,056	193,629	29,880	3,869	227,378
Total revenues	$2,168,001	$666,883	$108,578	$2,943,462	$4,256,487	$1,327,425	$219,576	$5,803,488

(1) The Company has applied the optional exemption not to disclose revenue related to remaining performance obligations on our maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $9.0 million and $2.2 million during the three months ended June 30, 2019 and 2018, and $12.2 million and $5.7 million during the six months ended June 30, 2019 and 2018, respectively, relating to performance obligations satisfied in previous periods on our retrospective commission income contracts.
Contract assets associated with revenue from the arrangement of financing and sale of service and insurance contracts totaled $20.3 million and $14.6 million as of June 30, 2019 and December 31, 2018, respectively, and are reflected in Prepaid expenses and other current assets within the Unaudited Condensed Consolidated Balance Sheets.
3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the six months ended June 30, 2019, the Company opened one dealership representing one awarded franchise in the U.S. and one dealership representing one awarded franchise in the U.K.
During the six months ended June 30, 2018, the Company acquired five dealerships in the U.K., inclusive of eight franchises, and added one franchise. The Company also acquired one dealership in Brazil, representing one franchise. Additionally, the Company acquired two dealerships in the U.S., inclusive of two franchises. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, totaled $80.0 million, including the associated real estate and goodwill. Also included in the consideration paid was $5.1 million of cash received in the acquisition of the dealerships. The purchase prices were allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates.
Dispositions
During the six months ended June 30, 2019, the Company disposed of three dealerships representing six franchises in the U.S., three dealerships representing four franchises in the U.K, and one dealership representing one franchise in Brazil. The Company recorded a net pre-tax gain totaling $5.4 million related to these dispositions.
During the six months ended June 30, 2018, the Company disposed of one dealership in the U.S., representing two franchises, as well as one franchise in the U.K. The Company recorded a net pre-tax gain totaling $20.1 million related to these dispositions.
4. EQUITY
Performance Awards
During the six months ended June 30, 2019 under the 2014 Long-Term Incentive Plan, the Company granted 30,555 performance awards to certain employees at no cost to the recipient. The weighted average grant date fair value of these awards was $67.17 per share. The performance awards do not qualify as participating securities. The performance awards contain both performance and market conditions to be evaluated over a two-year performance period and are subject to vesting over a three-year service period. Based upon the performance criteria, up to 200% of the granted shares may be earned. Compensation expense for the awards with performance conditions is calculated based on the market price of the Company’s common stock at the date of grant and the forecasted achievement of such performance conditions and is recognized over the requisite service period. Compensation expense for the awards with market conditions is calculated based upon the fair value of the grant on the date of grant and is recognized over the requisite service period. All such awards remained unvested as of June 30, 2019.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. EARNINGS PER SHARE
The two-class method is utilized for the computation of the Company’s earnings per share (“EPS”). The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends. The Company’s restricted stock awards are participating securities. Income allocated to these participating securities is excluded from net earnings available to common shares, as shown in the table below. Basic EPS is computed by dividing net income available to basic common shares by the weighted average number of basic common shares outstanding during the period. Diluted EPS is computed by dividing net income available to diluted common shares by the weighted average number of dilutive common shares outstanding during the period.
The following table sets forth the calculation of EPS for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average basic common shares outstanding	17,908	20,036	17,853	20,167
Dilutive effect of stock awards and employee stock purchases, net of assumed repurchase of treasury stock	22	10	25	9
Weighted average dilutive common shares	17,930	20,046	17,878	20,176
Basic
Net income (loss)	$49,225	$56,463	$87,873	$92,277
Less: Earnings (loss) allocated to participating securities	1,844	1,916	3,303	3,123
Net income (loss) available to basic common shares	$47,381	$54,547	$84,570	$89,154
Basic earnings (loss) per common share	$2.65	$2.72	$4.74	$4.42
Diluted
Net income (loss)	$49,225	$56,463	$87,873	$92,277
Less: Earnings (loss) allocated to participating securities	1,842	1,916	3,299	3,123
Net income (loss) available to diluted common shares	$47,383	$54,547	$84,574	$89,154
Diluted earnings (loss) per common share	$2.64	$2.72	$4.73	$4.42

6. CASH FLOW INFORMATION
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
The Company categorizes the cash flows associated with borrowings and repayments on these various credit facilities as Operating or Financing Activities in its Unaudited Condensed Consolidated Statements of Cash Flows. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to manufacturer affiliated lenders participating in the Company’s syndicated lending group under the Revolving Credit Facility, as defined in Note 7, “Floorplan Notes Payable”) are presented within Cash Flows from Operating Activities on the Unaudited Condensed Consolidated Statements of Cash Flows. All borrowings from, and repayments to, the syndicated lending group under the Revolving Credit Facility (including the cash flows from or to manufacturer affiliated lenders participating in the facility), as well as borrowings from, and repayments to, the Company’s other credit facilities, are presented within Cash Flows from Financing Activities.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash, Cash Equivalents, and Restricted Cash
The total amounts presented on the Company’s Unaudited Condensed Consolidated Statements of Cash Flows include cash, cash equivalents, and restricted cash. Restricted cash includes certain unsecured investment obligations with manufacturer-affiliated finance companies, which bear interest at a variable rate and are redeemable on demand by the Company. The following table reconciles cash and cash equivalents reported on the Company’s Unaudited Condensed Consolidated Balances Sheets to the total amounts reported on the Company’s Unaudited Condensed Consolidated Statements of Cash flows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$37,740	$15,932
Restricted cash, included in Prepaid expenses and other current assets and Other assets	3,800	2,788
Total cash, cash equivalents, and restricted cash	$41,540	$18,720

Non-cash Investing and Financing Activities
The Company accrued for purchases of property and equipment, including real estate of $5.8 million and $8.6 million at June 30, 2019 and 2018, respectively. Additionally, the Company obtained right-of-use assets in exchange for lease obligations during the six months ended June 30, 2019. See Note 11, “Leases”, for supplemental information on lease liabilities.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate derivatives, was $64.4 million and $62.9 million for the six months ended June 30, 2019 and 2018, respectively. Cash paid for taxes, net of refunds, was $19.4 million and $12.8 million for the six months ended June 30, 2019 and 2018, respectively.
7. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Revolving credit facility - floorplan notes payable	$1,168,243	$1,251,402
Revolving credit facility - floorplan notes payable offset account	(69,307)	(33,637)
Revolving credit facility - floorplan notes payable, net	1,098,936	1,217,765
Other non-manufacturer facilities	30,941	41,050
Floorplan notes payable - credit facility and other	$1,129,877	$1,258,815

FMCC facility	$177,673	$160,786
FMCC facility offset account	(150)	(100)
FMCC facility, net	177,523	160,686
Other manufacturer affiliate facilities	248,963	257,138
Floorplan notes payable - manufacturer affiliates	$426,486	$417,824

Floorplan Notes Payable - Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $1.8 billion revolving syndicated credit arrangement that matures on June 27, 2024 (“Revolving Credit Facility”). The Revolving Credit Facility consists of two tranches: (i) a $1.75 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“Floorplan Line”), which had an outstanding balance of $1.1 billion as of June 30, 2019 reported in Floorplan notes payable - credit facility and other; and (ii) a $360.0 million maximum capacity and $50.0 million minimum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified as long-term debt in Long-term debt, net of current maturities - see Note 8, “Debt”, for additional discussion. The capacity under these two tranches can be re-designated within the overall $1.8 billion commitment, subject to the aforementioned limits. The weighted average interest rate on the Floorplan Line was 3.5% as of June 30, 2019, excluding the impact of the Company’s interest rate derivative instruments.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On June 27, 2019, the Company amended the Revolving Credit Facility to extend the maturity date to June 27, 2024 and reduce the number of participating financial institutions to 23. Additionally, following the amendment, the Floorplan Line bears interest at rates equal to the London Interbank Offered Rate (“LIBOR”) plus 110 basis points for new vehicle inventory and the LIBOR plus 140 basis points for used vehicle inventory. The Acquisition Line bears interest at LIBOR or a LIBOR equivalent plus 100 to 200 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in U.S. dollars, Euros or British pound sterling. The Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed, and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company has $5.2 million of related unamortized costs as of June 30, 2019, which are included in Prepaid expenses and other current assets and Other assets on the accompanying Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable - Manufacturer Affiliates
Ford Motor Credit Company Facility
The Company has a $300.0 million floorplan financing arrangement with Ford Motor Credit Company for financing of new Ford vehicles in the U.S. (“FMCC Facility”). This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 7.0% before considering the applicable incentives as of June 30, 2019.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S., U.K., and Brazil with financial institutions affiliated with manufacturers for financing of new, used, and rental vehicle inventories. As of June 30, 2019, borrowings outstanding under these facilities totaled $249.0 million, comprised of $116.2 million in the U.S. with interest rates that vary up to 7.0%, $116.6 million in the U.K. with annual interest rates ranging from 1.4% to 4.3%, and $16.2 million in Brazil with annual interest rates ranging from 10.8% to 14.7%.
8. DEBT
Long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
5.00% Senior Notes due June 1, 2022 (aggregate principal of $550,000) (1)	$544,591	$543,730
5.25% Senior Notes due December 15, 2023 (aggregate principal of $300,000) (1)	297,035	296,735
Acquisition Line	38,113	31,842
Real estate related	402,828	420,022
Finance leases (2)	54,363	48,612
Other	30,338	33,515
Total debt	1,367,268	1,374,456
Less: current maturities of long-term debt and short-term financing	71,548	92,967
Long-term debt, net of current maturities	$1,295,720	$1,281,489

(1) See Note 9, “Financial Instruments and Fair Value Measurements”, for further discussion of the fair value.
(2) Balances as of December 31, 2018 were unchanged under the optional transition method applied as part of the implementation of Topic 842. See Note 1, “Interim Financial Information” and Note 11, “Leases” for further information.
Acquisition Line
The proceeds of the Acquisition Line is used for working capital, general corporate, and acquisition purposes. As of June 30, 2019, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as described in Note 7, “Floorplan Notes Payable”), totaled $38.1 million. The interest rate on this facility was 1.95% as of June 30, 2019, representing the applicable rate for borrowings in British pound sterling.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Real Estate Related
The Company has mortgage loans in the U.S., U.K., and Brazil that are paid in monthly installments. As of June 30, 2019, borrowings outstanding under these facilities totaled $402.8 million, comprised of $330.7 million in the U.S. maturing between August 2019 and November 2032, $70.0 million in the U.K. maturing between August 2023 and September 2034, and $2.1 million in Brazil maturing in April 2025. The U.S. loans bear interest at fixed rates between 3.25% and 4.69% and at variable indexed rates plus a spread between 1.50% and 2.25% per annum. The U.K. and Brazil loans bear interest at variable indexed rates.
9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Accounting standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in the most advantageous market in an orderly transaction between market participants at the measurement date. Accounting standards establish a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and also establishes the following three levels of inputs that may be used to measure fair value:

•	Level 1 — Quoted prices for identical assets or liabilities in active markets.

•
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or model-derived valuations or other inputs that are observable or that can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
The Company’s financial instruments consist of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt, and interest rate derivative instruments. Other than the Company’s fixed rate long-term debt, the carrying amount of all significant financial instruments approximates fair value due to either the length of maturity, the existence of variable interest rates that approximate prevailing market rates, or as a result of mark to market accounting.
Cash and Cash Equivalents, Contracts-In-Transit and Vehicle Receivables, Accounts and Notes Receivable, Accounts Payable, and Credit Facilities
The fair values of these financial instruments approximate their carrying values due to the short-term nature of these instruments and/or the existence of variable interest rates.
Fixed Rate Long-Term Debt
The Company’s fixed rate long-term debt primarily consists of amounts outstanding under its senior unsecured notes and mortgage facilities. The Company estimates the fair value of its senior unsecured notes using quoted prices for the identical liability (Level 1), and estimates the fair value of its mortgage facilities using a present value technique based on current market interest rates for similar type of financial instruments (Level 2).
 The carrying value and fair value of the Company’s fixed rate long-term debt were as follows at the dates indicated (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.00% Senior Notes	$544,591	$556,930	$543,730	$521,626
5.25% Senior Notes	297,035	307,518	296,735	286,500
Real estate related	71,933	72,477	79,537	76,156
Total	$913,559	$936,925	$920,002	$884,282

Investments

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company maintains an investment balance with certain of the financial institutions in Brazil that provide credit facilities for the financing of new, used, and rental vehicle inventories. The investment balances bear interest at a variable rate and are redeemable by the Company in the future under certain conditions. The Company has classified these investment balances as restricted cash within Prepaid expenses and other current assets and Other assets in its Unaudited Condensed Consolidated Balance Sheets. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices that are observable or that can be corroborated by observable data by correlation (Level 2). See Note 6, “Cash Flow Information” for further details regarding the Company’s investment balances.
Derivative financial instruments
All of the Company’s interest rate derivative instruments are designated as cash flow hedges. The related gains or losses on these interest rate derivative instruments are deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss). These deferred gains or losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of these swap positions are recognized as Floorplan interest expense or Other interest expense, net, in the Company’s accompanying Unaudited Condensed Consolidated Statements of Operations. The Company had no gains or losses related to ineffectiveness recognized in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 or 2018, respectively.
The Company held 26 interest rate derivative instruments in effect as of June 30, 2019 of $901.6 million in notional value that fixed its underlying one-month LIBOR at a weighted average rate of 2.3%. For the three months ended June 30, 2019 and 2018, the Company’s interest rate hedges in effect decreased interest expense by $0.4 million and increased interest expense by $1.4 million, respectively. For the six months ended June 30, 2019 and 2018, the Company’s interest rate hedges in effect decreased interest expense by $0.9 million and increased interest expense by $3.4 million, respectively.
In addition to the $901.6 million of swaps in effect as of June 30, 2019, the Company held five additional interest rate derivative instruments with forward start dates between December 2020 and December 2021 and expiration dates between January 2024 and December 2030. The aggregate notional value of these five forward-starting swaps was $325.0 million, and the weighted average interest rate was 1.9%. The combination of the interest rate derivative instruments currently in effect and these forward-starting derivative instruments is structured such that the notional value in effect at any given time through December 2030 does not exceed $901.6 million, which is less than the Company’s expectation for variable-rate debt outstanding during such period.
Assets and liabilities associated with interest rate derivative instruments, within Level 2 of the hierarchy framework, as reflected in the accompanying balance sheets were as follows (in thousands):

	June 30, 2019	December 31, 2018
Assets from interest rate risk management activities
Prepaid expenses and other current assets	$—	$444
Other assets	1,006	13,132
Total	$1,006	$13,576
Liabilities from interest rate risk management activities
Accrued expenses and other current liabilities	$748	$115
Other liabilities	7,294	1,696
Total	$8,042	$1,811

Included in Accumulated other comprehensive income (loss) at June 30, 2019 and 2018, were accumulated unrealized gains, net of income taxes, totaling $5.4 million and $12.5 million, respectively, related to these interest rate derivative instruments.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the impact of the Company’s interest rate derivative instruments (in thousands):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	2019	2018
Interest rate derivative instruments	$(13,691)	$11,305

	Amount of Income (Loss) Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Income (Loss) Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Six Months Ended June 30,
	2019	2018
Floorplan interest expense, net	$618	$(2,999)
Other interest expense, net	$239	$(390)
The net amount of loss expected to be reclassified out of other comprehensive income (loss) into earnings as an offset to floorplan interest expense or other interest expense, net in the next twelve months is $0.7 million.
10. COMMITMENTS AND CONTINGENCIES
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
Legal Proceedings
As of June 30, 2019, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows, including class action lawsuits. However, the results of current, or future, matters cannot be predicted with certainty, and an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.
Other Matters
The Company sold a number of dealerships to third parties, and as a condition to certain of those dispositions, remains liable for the remaining lease payments of such dealerships in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $41.5 million as of June 30, 2019.
11. LEASES
The Company leases real estate, office equipment, and dealership operating assets under long-term lease agreements, and subleases certain real estate to third parties. The Company uses its incremental borrowing rate based on information available as of the measurement date. For leases effective on or after January 1, 2019, the Company determines if an arrangement is a lease at inception and recognizes ROU assets and lease liabilities at commencement date based on the present value of lease payments over the lease term. For such leases, the aggregate present value of the Company’s lease payments may include options to purchase the leased property or lease terms with options to renew or terminate the lease, when it is reasonably certain that the Company will exercise such an option. The exercise of lease renewals, terminations, or purchase options is generally at the Company’s discretion. The Company’s leases may also include rental payments adjusted periodically for inflation. Payments based on a change in an index or rates are not considered in the determination of lease payments for purposes of measuring the related lease liability. Subsequent to the recognition of its ROU assets and lease liabilities, the Company recognizes lease expense related to its operating lease payments on a straight-line basis over the lease term. None of the Company’s lease agreements contains material residual value guarantees or material restrictive covenants.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional information of the Company’s operating and finance leases are as follows (in thousands, except for lease term and discount rate information):

Leases	Balance Sheet Classification	June 30, 2019
Assets
Operating	Operating lease assets	$202,719
Finance	Property and equipment, net	48,461
Total		$251,180
Liabilities
Current
Operating	Current operating lease liabilities	$23,504
Finance	Current maturities of long-term debt	6,225
Noncurrent
Operating	Operating lease liabilities, net of current portion	193,421
Finance	Long-term debt, net of current maturities	48,138
Total		$271,288

Lease Expense	Income Statement Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating	Selling, general and administrative expenses	$10,249	$21,094
Variable	Selling, general and administrative expenses	449	1,045
Sublease income	Selling, general and administrative expenses	(321)	(641)
Finance
Amortization of lease assets	Depreciation and amortization expense	1,263	2,386
Interest on lease liabilities	Other interest expense, net	1,050	2,022
Net lease expense		$12,690	$25,906

	June 30, 2019
Maturities of Lease Liabilities	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$16,297	$6,290
2020	37,710	7,630
2021	35,772	7,659
2022	31,370	7,553
2023	28,386	6,391
Thereafter	161,190	48,337
Total lease payments	310,725	83,860
Less: Interest	(93,800)	(29,497)
Present value of lease liabilities	$216,925	$54,363

Weighted-Average Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease terms
Operating	11.3 years
Financing	12.4 years
Weighted-average discount rates
Operating	6.0%
Financing	8.8%

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Information	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$21,166
Operating cash flows from finance leases	$2,022
Financing cash flows from finance leases	$1,996
Right-of-use assets obtained in exchange for lease obligations
Operating leases, initial recognition	$5,280
Operating leases, modifications and remeasurements	$(10,673)
Finance leases, initial recognition	$436
Finance leases, modifications and remeasurements	$8,257

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Six Months Ended June 30, 2019
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2018	$(146,708)	$8,936	$(137,772)
Other comprehensive income (loss) before reclassifications
Pre-tax	(413)	(17,944)	(18,357)
Tax effect	—	4,253	4,253
Amounts reclassified from accumulated other comprehensive income (loss)
Floorplan interest expense (pre-tax)	—	(618)	(618)
Other interest expense, net (pre-tax)	—	(239)	(239)
Tax effect	—	203	203
Net current period other comprehensive income (loss)	(413)	(14,345)	(14,758)
Balance, June 30, 2019	$(147,121)	$(5,409)	$(152,530)

	Six Months Ended June 30, 2018
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2017	$(122,552)	$(674)	$(123,226)
Other comprehensive income (loss) before reclassifications
Pre-tax	(16,315)	14,875	(1,440)
Tax effect	—	(3,570)	(3,570)
Amounts reclassified from accumulated other comprehensive income (loss) to
Floorplan interest expense (pre-tax)	—	2,999	2,999
Other interest expense (pre-tax)	—	390	390
Realized gain on swap termination (pre-tax)	—	(918)	(918)
Tax effect	—	(593)	(593)
Net current period other comprehensive income (loss)	(16,315)	13,183	(3,132)
Balance, June 30, 2018	$(138,867)	$12,509	$(126,358)

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. SEGMENT INFORMATION
As of June 30, 2019, the Company had three reportable segments: the U.S., the U.K., and Brazil. The reportable segments are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by its chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer. Each of the reportable segments is comprised of retail automotive franchises, which sell new and used cars and light trucks, arrange related vehicle financing, sell service and insurance contracts, provide automotive maintenance and repair services, and sell vehicle parts. The vast majority of the Company’s corporate activities are associated with the operations of the U.S. reportable segment and, therefore, the corporate financial results are included within the U.S. reportable segment.
Reportable segment revenues and income (loss) before income taxes were as follows for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
Total revenues	$2,278,680	$614,434	$112,575	$3,005,689	$4,341,462	$1,256,592	$216,011	$5,814,065
Income (loss) before income taxes	$63,843	$(1,540)	$930	$63,233	$110,210	$4,704	$495	$115,409

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
Total revenues	$2,168,001	$666,883	$108,578	$2,943,462	$4,256,487	$1,327,425	$219,576	$5,803,488
Income (loss) before income taxes	$68,942	$6,016	$230	$75,188	$109,452	$11,753	$150	$121,355

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018, respectively, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes) guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations, and cash flows items that are not necessarily indicative of the financial position, results of operations, or cash flows of these entities had they operated on a stand-alone basis. In accordance with Rule 3-10 of Regulation S-X, condensed consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under the 5.00% Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100%-owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X). There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
As of June 30, 2019
(Unaudited, in thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$8,933	$28,807	$—	$37,740
Contracts-in-transit and vehicle receivables, net	—	189,490	63,039	—	252,529
Accounts and notes receivable, net	—	144,432	44,057	—	188,489
Intercompany accounts receivable	38,113	15,165	—	(53,278)	—
Inventories, net	—	1,458,762	334,909	—	1,793,671
Prepaid expenses and other current assets	207	28,110	61,388	—	89,705
TOTAL CURRENT ASSETS	38,320	1,844,892	532,200	(53,278)	2,362,134
Property and equipment, net	—	1,195,512	227,474	—	1,422,986
Operating lease assets	—	122,336	80,383	—	202,719
Goodwill	—	861,655	101,847	—	963,502
Intangible franchise rights	—	224,392	35,148	—	259,540
Investment in subsidiaries	3,231,068	—	—	(3,231,068)	—
Other assets	—	5,948	8,932	—	14,880
TOTAL ASSETS	$3,269,388	$4,254,735	$985,984	$(3,284,346)	$5,225,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Floorplan notes payable — credit facility and other, net of offset account	$—	$1,098,936	$30,941	$—	$1,129,877
Floorplan notes payable — manufacturer affiliates, net of offset account	—	293,731	132,755	—	426,486
Current maturities of long-term debt	—	48,754	22,794	—	71,548
Current operating lease liabilities	—	17,098	6,406	—	23,504
Accounts payable	—	223,755	262,153	—	485,908
Intercompany accounts payable	1,224,502	—	63,364	(1,287,866)	—
Accrued expenses and other current liabilities		165,118	32,899	—	198,017
TOTAL CURRENT LIABILITIES	1,224,502	1,847,392	551,312	(1,287,866)	2,335,340
Long-term debt, net of current maturities	879,739	313,092	102,889	—	1,295,720
Operating lease liabilities, net of current portion	—	113,068	80,353	—	193,421
Deferred income taxes and other liabilities	1,082	229,932	6,201	—	237,215
STOCKHOLDERS’ EQUITY
Group 1 stockholders’ equity	1,164,065	2,985,839	245,229	(3,231,068)	1,164,065
Intercompany note receivable	—	(1,234,588)	—	1,234,588	—
TOTAL STOCKHOLDERS’ EQUITY	1,164,065	1,751,251	245,229	(1,996,480)	1,164,065
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,269,388	$4,254,735	$985,984	$(3,284,346)	$5,225,761

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
As of December 31, 2018
(In thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$4,613	$11,319	$—	$15,932
Contracts-in-transit and vehicle receivables, net	—	232,095	33,565	—	265,660
Accounts and notes receivable, net	—	153,871	40,110	—	193,981
Intercompany accounts receivable	31,842	21,636	—	(53,478)	—
Inventories, net	—	1,468,422	375,637	—	1,844,059
Prepaid expenses and other current assets	992	32,118	49,624	—	82,734
TOTAL CURRENT ASSETS	32,834	1,912,755	510,255	(53,478)	2,402,366
Property and equipment, net	—	1,124,559	223,276	—	1,347,835
Goodwill	—	861,628	102,297	—	963,925
Intangible franchise rights	—	224,394	35,236	—	259,630
Investment in subsidiaries	3,100,931	—	—	(3,100,931)	—
Other assets	—	16,165	11,154	—	27,319
TOTAL ASSETS	$3,133,765	$4,139,501	$882,218	$(3,154,409)	$5,001,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Floorplan notes payable — credit facility and other, net of offset account	$—	$1,217,765	$41,050	$—	$1,258,815
Floorplan notes payable — manufacturer affiliates, net of offset account	—	276,762	141,062	—	417,824
Current maturities of long-term debt	—	73,834	19,133	—	92,967
Accounts payable	—	200,912	218,438	—	419,350
Intercompany accounts payable	1,164,949	—	53,478	(1,218,427)	—
Accrued expenses and other current liabilities	—	164,998	32,611	—	197,609
TOTAL CURRENT LIABILITIES	1,164,949	1,934,271	505,772	(1,218,427)	2,386,565
Long-term debt, net of current maturities	872,307	294,388	114,794	—	1,281,489
Deferred income taxes and other liabilities	815	224,718	11,794	—	237,327
STOCKHOLDERS’ EQUITY
Group 1 stockholders’ equity	1,095,694	2,851,073	249,858	(3,100,931)	1,095,694
Intercompany note receivable	—	(1,164,949)	—	1,164,949	—
TOTAL STOCKHOLDERS’ EQUITY	1,095,694	1,686,124	249,858	(1,935,982)	1,095,694
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,133,765	$4,139,501	$882,218	$(3,154,409)	$5,001,075

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2019
(Unaudited, in thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
Revenues	$—	$2,278,681	$727,008	$—	$3,005,689
Cost of sales	—	1,901,972	649,464	—	2,551,436
Gross profit	—	376,709	77,544	—	454,253
Selling, general and administrative expenses	1,158	265,584	71,973	—	338,715
Depreciation and amortization expense	—	14,178	3,686	—	17,864
Asset impairments	—	—	537	—	537
Income (loss) from operations	(1,158)	96,947	1,348	—	97,137
Other income (expense)
Floorplan interest expense	—	(14,000)	(1,943)	—	(15,943)
Other interest income (expense), net	—	(16,611)	(1,350)	—	(17,961)
Income (loss) before income taxes and equity in earnings of subsidiaries	(1,158)	66,336	(1,945)	—	63,233
Benefit (provision) for income taxes	239	(15,314)	1,067	—	(14,008)
Equity in earnings of subsidiaries	50,144	—	—	(50,144)	—
Net income (loss)	$49,225	$51,022	$(878)	$(50,144)	$49,225
Comprehensive income (loss)	(13,781)	(9,761)	(4,020)	13,781	(13,781)
Comprehensive income (loss) attributable to parent	$35,444	$41,261	$(4,898)	$(36,363)	$35,444

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2019
(Unaudited, in thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
Revenues	$—	$4,341,463	$1,472,602	$—	$5,814,065
Cost of sales	—	3,617,837	1,310,472	—	4,928,309
Gross profit	—	723,626	162,130	—	885,756
Selling, general and administrative expenses	3,049	517,628	145,746	—	666,423
Depreciation and amortization expense	—	27,412	7,449	—	34,861
Asset impairments	—	—	537	—	537
Income (loss) from operations	(3,049)	178,586	8,398	—	183,935
Other income (expense)
Floorplan interest expense	—	(27,989)	(3,657)	—	(31,646)
Other interest income (expense), net	—	(33,786)	(3,094)	—	(36,880)
Income (loss) before income taxes and equity in earnings of subsidiaries	(3,049)	116,811	1,647	—	115,409
Benefit (provision) for income taxes	729	(28,216)	(49)	—	(27,536)
Equity in earnings of subsidiaries	90,193	—	—	(90,193)	—
Net income (loss)	$87,873	$88,595	$1,598	$(90,193)	$87,873
Comprehensive income (loss)	(14,758)	(14,345)	(413)	14,758	(14,758)
Comprehensive income (loss) attributable to parent	$73,115	$74,250	$1,185	$(75,435)	$73,115

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2018
(Unaudited, in thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
Revenues	$—	$2,168,001	$775,461	$—	$2,943,462
Cost of sales	—	1,817,331	687,968	—	2,505,299
Gross profit	—	350,670	87,493	—	438,163
Selling, general and administrative expenses	635	231,923	75,534	—	308,092
Depreciation and amortization expense	—	13,040	3,598	—	16,638
Asset impairments	—	4,268	—	—	4,268
Income (loss) from operations	(635)	101,439	8,361	—	109,165
Other income (expense)
Floorplan interest expense	—	(12,810)	(1,753)	—	(14,563)
Other interest income (expense), net	—	(17,331)	(2,083)	—	(19,414)
Income (loss) before income taxes and equity in earnings of subsidiaries	(635)	71,298	4,525	—	75,188
Benefit (provision) for income taxes	153	(17,556)	(1,322)	—	(18,725)
Equity in earnings of subsidiaries	56,945	—	—	(56,945)	—
Net income (loss)	$56,463	$53,742	$3,203	$(56,945)	$56,463
Comprehensive income (loss)	—	3,778	(24,186)	—	(20,408)
Comprehensive income (loss) attributable to parent	$56,463	$57,520	$(20,983)	$(56,945)	$36,055

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2018
(Unaudited, in thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
Revenues	$—	$4,256,488	$1,547,000	$—	$5,803,488
Cost of sales	—	3,570,133	1,375,429	—	4,945,562
Gross profit	—	686,355	171,571	—	857,926
Selling, general and administrative expenses	2,403	481,088	148,948	—	632,439
Depreciation and amortization expense	—	25,921	7,059	—	32,980
Asset impairments	—	4,268	—	—	4,268
Income (loss) from operations	(2,403)	175,078	15,564	—	188,239
Other income (expense)
Floorplan interest expense	—	(25,147)	(3,503)	—	(28,650)
Other interest income (expense), net	—	(34,348)	(3,886)	—	(38,234)
Income (loss) before income taxes and equity in earnings of subsidiaries	(2,403)	115,583	8,175	—	121,355
Benefit (provision) for income taxes	577	(27,336)	(2,319)	—	(29,078)
Equity in earnings of subsidiaries	94,103	—	—	(94,103)	—
Net income (loss)	$92,277	$88,247	$5,856	$(94,103)	$92,277
Comprehensive income (loss)	—	13,183	(16,315)	—	(3,132)
Comprehensive income (loss) attributable to parent	$92,277	$101,430	$(10,459)	$(94,103)	$89,145

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2019
(Unaudited, in thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$87,873	$126,869	$38,206	$252,948
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of franchises, property and equipment	—	30,935	7,003	37,938
Purchases of property and equipment, including real estate	—	(91,528)	(17,710)	(109,238)
Other	(305)	—	—	(305)
Net cash provided by (used in) investing activities	(305)	(60,593)	(10,707)	(71,605)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility - floorplan line and other	—	3,288,391	18,139	3,306,530
Repayments on credit facility - floorplan line and other	—	(3,396,863)	(28,496)	(3,425,359)
Borrowings on credit facility - acquisition line	124,159	—	—	124,159
Repayments on credit facility - acquisition line	(117,934)	—	—	(117,934)
Debt issue costs	—	(3,056)	—	(3,056)
Borrowings on other debt	—	18,139	58,729	76,868
Principal payments on other debt	—	(28,834)	(61,353)	(90,187)
Borrowings on debt related to real estate	—	33,184	—	33,184
Principal payments on debt related to real estate, net of debt issue costs		(47,938)	(5,349)	(53,287)
Employee stock purchase plan purchases, net of employee tax withholdings	1,005	—	—	1,005
Dividends paid	(9,691)	—	—	(9,691)
Borrowings (repayments) with subsidiaries	65,852	(75,773)	9,921	—
Investment in subsidiaries	(150,959)	150,794	165	—
Net cash provided by (used in) financing activities	(87,568)	(61,956)	(8,244)	(157,768)
Effect of exchange rate changes on cash	—	—	(755)	(755)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	4,320	18,500	22,820
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	4,613	14,107	18,720
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$8,933	$32,607	$41,540

GROUP 1 AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2018
(Unaudited, in thousands)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$92,277	$155,215	$15,614	$263,106
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in acquisitions, net of cash received	—	(31,144)	(43,721)	(74,865)
Proceeds from disposition of franchises, property and equipment	—	73,785	2,138	75,923
Purchases of property and equipment, including real estate	—	(56,116)	(32,114)	(88,230)
Other	(400)	(255)	—	(655)
Net cash provided by (used in) investing activities	(400)	(13,730)	(73,697)	(87,827)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit facility - floorplan line and other	—	3,261,353	62,445	3,323,798
Repayments on credit facility - floorplan line and other	—	(3,412,939)	(48,555)	(3,461,494)
Borrowings on credit facility - acquisition line	98,596	—	—	98,596
Repayments on credit facility - acquisition line	(84,884)	—	—	(84,884)
Borrowings on other debt	—	60,081	51,061	111,142
Principal payments on other debt	(24,741)	(24,209)	(26,834)	(75,784)
Borrowings on debt related to real estate	—	42,656	12,055	54,711
Principal payments on debt related to real estate, net of debt issue costs	—	(54,144)	(9,224)	(63,368)
Employee stock purchase plan purchases, net of employee tax withholdings	11	—	—	11
Repurchases of common stock, amounts based on settlement date	(51,276)	—	—	(51,276)
Proceeds from termination of mortgage swap	—	918	—	918
Dividends paid	(10,836)	—	—	(10,836)
Borrowings (repayments) with subsidiaries	(35,703)	18,141	17,562	—
Investment in subsidiaries	16,956	(34,762)	17,806	—
Net cash provided by (used in) financing activities	(91,877)	(142,905)	76,316	(158,466)
Effect of exchange rate changes on cash	—	—	(2,812)	(2,812)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	(1,420)	15,421	14,001
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	10,096	19,535	29,631
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$8,676	$34,956	$43,632

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
•availability of financing for inventory, working capital, real estate and capital expenditures; and
•changes in regulatory practices, tariffs and taxes, including Brexit.
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
•a cybersecurity event of our systems or a third party partners’ systems, including a breach of personally identifiable information about our customers or employees or a shut down of our operating systems;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Actual results of Group 1 Automotive, Inc. may differ materially from those discussed in the forward-looking statements because of various factors. See “Cautionary Statement about Forward-Looking Statements.” Unless the context requires otherwise, references to “we,” “us,” “our,” “the Company”are intended to mean the business and operations of Group 1 Automotive, Inc. and its subsidiaries.
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks, arrange related vehicle financing, sell service and insurance contracts, provide automotive maintenance and repair services, and sell vehicle parts. Our operations are in three geographic regions: the United States (“U.S.”), the United Kingdom (“U.K.”) and Brazil. Our President of U.S. Operations reports directly to our Chief Executive Officer and is responsible for the overall performance of the U.S. region, including dealership operations management. The operations of the Company’s international regions are structured similar to the U.S. region. As such, our three reportable segments are the U.S., which includes the activities of our corporate office, the U.K., and Brazil.
As of June 30, 2019, we owned and operated 230 franchises, representing 31 brands of automobiles, at 178 dealership locations and 47 collision centers worldwide. We own 148 franchises at 116 dealerships and 29 collision centers in the U.S., 60 franchises at 45 dealerships and 11 collision centers in the U.K., and 22 franchises at 17 dealerships and seven collision centers in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina, and Texas in the U.S., in 32 towns of the U.K. and in key metropolitan markets in the states of São Paulo, Paraná, and Santa Catarina in Brazil.
Outlook
Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, finance and insurance contracts, and parts, as well as maintenance, repair, and collision restoration services. Historically, each of these activities has been directly or indirectly impacted by a variety of supply and demand factors, including vehicle inventories, consumer confidence, discretionary spending levels, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices, and interest rates. For example, during periods of sustained economic downturn or significant supply and demand imbalances, new vehicle sales may be negatively impacted, as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to continue to maintain and repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, as well as maintenance, repair, and collision restoration services. In addition, our ability to expediently adjust our cost structure in response to changes in vehicle sales volumes also tempers the negative impact of any such volume changes. Further, governmental actions, such as the imposition of tariffs or trade restrictions on imported goods, may adversely affect vehicle sales and depress demand.
The Company’s operating results are generally subject to seasonal variations, as well as changes in the economic environment. In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. As a result, our U.S. revenues and operating income are typically lower in the first and fourth quarters and higher in the second and third quarters. In the U.K., the first and third quarters tend to be stronger, driven by the vehicle license plate change months of March and September. In Brazil, the first quarter is generally the weakest, driven by more consumer vacations and activities associated with Carnival, while the third and fourth quarters tend to be stronger. Other factors unrelated to seasonality, such as changes in economic conditions, manufacturer incentive programs, supply issues, seasonal weather events and/or changes in currency exchange rates may exaggerate seasonal or cause counter-seasonal fluctuations in the Company’s revenues and operating income.

U.S.
During the six months ended June 30, 2019, industry new vehicle sales volume in the U.S. declined 2.3% as compared to the same period a year ago. In response, we continued to focus on opportunities to counter the decline in industry new vehicle sales volumes and enhance our operating results by: (a) maintaining and growing our new and used vehicle gross profit per unit sold; (b) expanding used vehicle sales by maximizing used retail sales opportunities and limiting wholesale activity; (c) continuing to focus on our higher margin parts and service (or aftersales) business by implementing strategic selling methods and improving operational efficiencies; (d) investing capital where necessary to support our anticipated growth, particularly in our parts and service business; (e) further leveraging our revenue and gross profit growth through the continued implementation of cost efficiencies; and (f) implementing focused strategies to improve employee retention and recruitment in both our vehicle sales and aftersales sectors of the business.
U.K.
In terms of gross domestic product (“GDP”), the U.K. economy represents the fifth largest economy in the world. The ongoing uncertainty related to the ultimate resolution of the Referendum of the United Kingdom’s Membership of the European Union (“E.U.”) advising for the exit of the U.K. from the E.U. (referred to as “Brexit”), continues to generate much uncertainty in the U.K., as well as in global markets. The U. K.’s negotiations with the E.U. of the withdrawal terms have been extended to October 31, 2019. If no formal withdrawal agreement can be reached between the U.K. and the E.U., then it is expected that the U.K.’s membership in the E.U. would automatically terminate on the deadline. Such negotiations have proven to be extremely difficult to date. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including continued volatility in the value of the British pound sterling. More specifically, it could lead to increased retail prices for new vehicles as the majority of vehicles we sell in the U.K. are imported from other countries in Europe and may be subject to additional tariffs, breakdowns in the supply chain of automotive retailers and manufacturers due to custom checks, which could delay delivery of vehicles or parts and other negative effects, which are difficult to predict. As a result of the uncertainty of the potential impact of Brexit, the overall U.K. economy and, more specifically, retail automotive industry sales continue to experience disruption. The U.K. industry’s new vehicle sales have been more volatile than normal. Also, as of September 1, 2018, all light vehicles sold in the E.U. are subjected to mandatory emissions standards testing known as the Worldwide Harmonised Light Vehicle Test Procedure (“WLTP”). Delays by various original equipment manufacturer (“OEM”) partners in passing this test have led to near-term constraints in new vehicle supply. As a result of these disruptions, industry new vehicle registrations in the U.K. decreased 3.4% in the six months ended June 30, 2019, as compared to the same period a year ago. While we have experienced relative improvements in new vehicle supply most recently, we expect industry sales to remain volatile in the near future. In addition, the uncertainty surrounding Brexit continues to cause significant exchange rate fluctuations that resulted in the weakening of the British pound sterling, in which we conduct business in the U.K., against the U.S. dollar and other global currencies. Volatility in exchange rates may continue in the short term. Any further weakening of the British pound sterling in the future would adversely affect our results of operations as reported under U.S. generally accepted accounting principles (“U.S. GAAP”), as well as have a negative impact on the pricing and affordability of the vehicles in the U.K. Similar to our priorities in the U.S., we are focused on opportunities in the U.K. to enhance our operating results by: (i) integrating recent acquisitions and further leveraging our revenue and gross profit growth through the continued implementation of cost efficiencies; (ii) expanding used vehicle sales by maximizing used retail sales opportunities and limiting wholesale activity; (iii) continuing to focus on our higher margin parts and service business, implementing strategic selling methods, and improving operational efficiencies; and (iv) investing capital where necessary to support our anticipated growth, particularly in our parts and service business.
Brazil
In terms of GDP, the Brazilian economy represents the ninth largest economy in the world. Industry new vehicle registrations in Brazil increased 10.7% for the six months ended June 30, 2019 as compared to the same period a year ago. We expect macro-economic conditions in Brazil, as well as retail automotive industry sales, to continue to improve. We remain focused on optimizing our brand portfolio, continuing implementation of cost efficiencies and leveraging our structure with dealership acquisitions. Longer term, we expect sustained improvements in industry sales volumes and are utilizing a strategy of aligning with growing brands. We expect that the net impact to our profitability of this adjustment to our portfolio, as well as a more efficient organizational structure, will be positive.
We expect that our consolidated operations will continue to consistently generate positive cash flow in the future. We are focused on maximizing the return that we generate from our invested capital, as well as positioning our balance sheet to take advantage of investment opportunities as they arise. Our capital allocation strategy is dynamic and dependent on a variety of market conditions and, as such, we will continue to monitor the relative value of dealership acquisitions, dealership dispositions, share repurchases, and shareholder dividends in the future. Our objective will be to allocate capital to those areas that best enhance shareholder value.

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
Key Performance Indicators
On a consolidated basis for the three months ended June 30, 2019, our total revenues increased 2.1%, as compared to the same period in 2018, to $3.0 billion, and gross profit improved 3.7% to $454.3 million. We generated net income of $49.2 million, or $2.64 per diluted common share for the three months ended June 30, 2019, compared to $56.5 million, or $2.72 per diluted common share for the three months ended June 30, 2018. For the six months ended June 30, 2019, our total revenues increased 0.2%, as compared to the same period in 2018, to $5.8 billion, and gross profit improved 3.2% to $885.8 million. We generated net income of $87.9 million, or $4.73 per diluted common share for the six months ended June 30, 2019, compared to $92.3 million, or $4.42 per diluted common share for the six months ended June 30, 2018.
Consolidated Statistical Data
The following table highlights certain of the additional key performance indicators we use to manage our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unit Sales
Retail Sales
New Vehicle	42,093	43,471	80,967	84,661
Used Vehicle	39,745	38,008	78,581	74,224
Total Retail Sales	81,838	81,479	159,548	158,885
Used Wholesale Sales	13,084	13,569	26,073	28,896
Total Vehicle Sales	94,922	95,048	185,621	187,781
Gross Margin
New Vehicle Retail Sales	4.5%	4.9%	4.7%	5.0%
Total Used Vehicle Sales	5.7%	5.6%	5.5%	5.4%
Parts and Service Sales	54.0%	54.5%	53.9%	54.0%
Total Gross Margin	15.1%	14.9%	15.2%	14.8%
SG&A (1) as a % of Gross Profit	74.6%	70.3%	75.2%	73.7%
Adjusted SG&A (1) as a % of Gross Profit (2)	73.8%	73.0%	74.9%	75.1%
Operating Margin	3.2%	3.7%	3.2%	3.2%
Adjusted Operating Margin (2)	3.4%	3.5%	3.2%	3.1%
Pretax Margin	2.1%	2.6%	2.0%	2.1%
Adjusted Pretax Margin (2)	2.2%	2.3%	2.0%	2.0%
Finance and Insurance Gross Profit per Retail Unit Sold	$1,555	$1,412	$1,508	$1,431

(1)	Selling, general and administrative expenses.

(2)	See “Non-GAAP Financial Measures” for more details.
In addition to key performance indicators presented above, we also reference numerous Same Store metrics as key indicators of results and trends occurring within the business. Those Same Store metrics, results and trends are discussed in more detail in the “Results of Operations” section that follows.
Critical Accounting Policies and Accounting Estimates
The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. We disclosed certain critical accounting policies and estimates in our 2018 Form 10-K, and no significant changes have occurred since that time with the exception of the adoption of ASU 2016-02, Leases (“Topic 842”), and all subsequent amendments issued thereafter, that amends the accounting guidance on leases. Refer to Note 1, “Interim Financial Information” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the adoption of Topic 842.

Results of Operations
The “Same Store” amounts presented below include the results of dealerships for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. The following table summarizes our combined Same Store results for the three and six months ended June 30, 2019, as compared to 2018. Same Store results also include the activities of our corporate headquarters.
Total Same Store Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018
Revenues
New Vehicle Retail	$1,533,202	1.1%	2.7%	$1,516,282	$2,875,260	(3.3)%	(1.5)%	$2,972,070
Used Vehicle Retail	821,245	2.2%	3.8%	803,227	1,596,188	2.3%	4.1%	1,559,578
Used Vehicle Wholesale	93,619	3.7%	7.1%	90,289	180,764	(5.5)%	(2.0)%	191,238
Parts and Service	372,296	7.9%	9.1%	345,040	728,291	7.0%	8.4%	680,412
Finance, Insurance and Other, net	124,369	10.4%	11.3%	112,667	233,452	5.1%	6.1%	222,112
Total Revenues	$2,944,731	2.7%	4.3%	$2,867,505	$5,613,955	(0.2)%	1.5%	$5,625,410
Cost of Sales
New Vehicle Retail	$1,465,080	1.6%	3.3%	$1,441,483	$2,738,824	(3.0)%	(1.3)%	$2,824,515
Used Vehicle Retail	769,027	2.1%	3.7%	753,237	1,498,460	2.1%	3.9%	1,467,226
Used Vehicle Wholesale	93,614	4.3%	7.8%	89,718	180,052	(4.7)%	(1.2)%	188,989
Parts and Service	172,043	10.2%	11.5%	156,132	337,265	8.2%	9.7%	311,655
Total Cost of Sales	$2,499,764	2.4%	4.1%	$2,440,570	$4,754,601	(0.8)%	1.0%	$4,792,385
Gross Profit	$444,967	4.2%	5.3%	$426,935	$859,354	3.2%	4.4%	$833,025
SG&A	$331,688	5.0%	6.4%	$315,906	$647,325	3.1%	4.6%	$627,872
Adjusted SG&A (1)	$327,696	5.4%	6.8%	$310,885	$640,607	2.9%	4.4%	$622,851
Depreciation and Amortization Expense	$17,333	7.9%	9.2%	$16,065	$33,510	5.7%	7.2%	$31,690
Floorplan Interest Expense	$15,589	10.8%	11.7%	$14,068	$30,687	11.1%	12.0%	$27,615
Gross Margin
New Vehicle Retail	4.4%			4.9%	4.7%			5.0%
Total Used Vehicle	5.7%			5.7%	5.5%			5.4%
Parts and Service	53.8%			54.7%	53.7%			54.2%
Total Gross Margin	15.1%			14.9%	15.3%			14.8%
SG&A as a % of Gross Profit	74.5%			74.0%	75.3%			75.4%
Adjusted SG&A as a % of Gross Profit (1)	73.6%			72.8%	74.5%			74.8%
Operating Margin	3.2%			3.2%	3.2%			3.0%
Adjusted Operating Margin (1)	3.4%			3.5%	3.3%			3.2%
Finance and Insurance Revenues per Retail Unit Sold, net	$1,559	9.5%	10.4%	$1,424	$1,525	5.7%	6.7%	$1,443

(1)	See “Non-GAAP Financial Measures” for more details.

The discussion that follows provides explanations for the variances noted above by region (U.S., U.K., and Brazil). In addition, each table presents by primary income statement line item comparative financial and non-financial data of our Same Store locations, those locations acquired or disposed of (“Transactions”) during the periods, and the consolidated company for the three and six months ended June 30, 2019 and 2018.

New Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% Increase/(Decrease)	Constant Currency(1) % Increase/(Decrease)	2018	2019	% Increase/(Decrease)	Constant Currency(1) % Increase/(Decrease)	2018
Retail Unit Sales
Same Stores
U.S.	29,588	—%		29,595	55,157	(4.2)%		57,602
U.K.	9,109	(11.5)%		10,290	18,324	(8.1)%		19,947
Brazil	2,301	7.0%		2,150	4,151	(1.6)%		4,217
Total Same Stores	40,998	(2.5)%		42,035	77,632	(5.1)%		81,766
Transactions	1,095			1,436	3,335			2,895
Total	42,093	(3.2)%		43,471	80,967	(4.4)%		84,661
Retail Sales Revenues
Same Stores
U.S.	$1,165,371	4.6%	N/A	$1,114,450	$2,170,350	(0.2)%	N/A	$2,175,744
U.K.	298,728	(10.1)%	(4.8)%	332,439	578,891	(12.0)%	(6.5)%	657,700
Brazil	69,103	(0.4)%	9.1%	69,393	126,019	(9.1)%	2.6%	138,626
Total Same Stores	1,533,202	1.1%	2.7%	1,516,282	2,875,260	(3.3)%	(1.5)%	2,972,070
Transactions	32,173			39,288	104,600			97,090
Total	$1,565,375	0.6%	2.2%	$1,555,570	$2,979,860	(2.9)%	(1.1)%	$3,069,160
Gross Profit
Same Stores
U.S.	$53,566	(2.1)%	N/A	$54,730	$102,973	(3.0)%	N/A	$106,199
U.K.	10,465	(33.7)%	(30.2)%	15,785	25,956	(22.0)%	(17.6)%	33,291
Brazil	4,091	(4.5)%	4.5%	4,284	7,507	(6.9)%	4.6%	8,065
Total Same Stores	68,122	(8.9)%	(7.7)%	74,799	136,436	(7.5)%	(5.9)%	147,555
Transactions	1,582			1,783	4,659			4,454
Total	$69,704	(9.0)%	(7.7)%	$76,582	$141,095	(7.2)%	(5.5)%	$152,009
Gross Profit per Retail Unit Sold
Same Stores
U.S.	$1,810	(2.1)%	N/A	$1,849	$1,867	1.2%	N/A	$1,844
U.K.	$1,149	(25.1)%	(21.1)%	$1,534	$1,417	(15.1)%	(10.3)%	$1,669
Brazil	$1,778	(10.8)%	(2.3)%	$1,993	$1,808	(5.4)%	6.3%	$1,912
Total Same Stores	$1,662	(6.6)%	(5.3)%	$1,779	$1,757	(2.7)%	(0.9)%	$1,805
Transactions	$1,445			$1,242	$1,397			$1,539
Total	$1,656	(6.0)%	(4.7)%	$1,762	$1,743	(3.0)%	(1.2)%	$1,796
Gross Margin
Same Stores
U.S.	4.6%			4.9%	4.7%			4.9%
U.K.	3.5%			4.7%	4.5%			5.1%
Brazil	5.9%			6.2%	6.0%			5.8%
Total Same Stores	4.4%			4.9%	4.7%			5.0%
Transactions	4.9%			4.5%	4.5%			4.6%
Total	4.5%			4.9%	4.7%			5.0%
(1)See “Non-GAAP Financial Measures” for more details.

Same Store New Vehicle Unit Sales
The following table sets forth our Same Store new vehicle retail unit sales volume by manufacturer:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	% Increase/(Decrease)	2018	2019	% Increase/(Decrease)	2018
Toyota/Lexus	10,266	(1.2)%	10,392	18,943	(6.6)%	20,275
Volkswagen/Audi/Porsche/SEAT/SKODA	5,559	(10.0)%	6,178	11,362	(5.3)%	12,002
BMW/MINI	5,012	(2.6)%	5,148	9,852	(3.6)%	10,220
Ford/Lincoln	4,448	(2.1)%	4,543	8,560	(5.2)%	9,032
Honda/Acura	3,762	(2.7)%	3,867	7,342	(5.8)%	7,798
Chevrolet/GMC/Buick/Cadillac	2,818	12.9%	2,495	5,263	7.5%	4,897
Nissan	2,635	0.4%	2,625	4,949	(8.2)%	5,391
Mercedes-Benz/Smart/Sprinter	2,146	0.7%	2,131	3,226	(3.1)%	3,330
Hyundai/Kia	1,565	1.4%	1,543	2,880	(6.2)%	3,069
Chrysler/Dodge/Jeep/RAM	1,370	(14.1)%	1,594	2,552	(18.9)%	3,147
Jaguar/Land Rover	708	(13.1)%	815	1,681	7.9%	1,558
Other	709	0.7%	704	1,022	(2.4)%	1,047
Total	40,998	(2.5)%	42,035	77,632	(5.1)%	81,766
The level of retail sales, as well as our own ability to retain or grow market share during any future period, is difficult to predict. In total, our Same Store new vehicle retail unit sales fell 2.5% for the three months ended June 30, 2019, as compared to the same period in 2018. The decrease was driven by a decline of 11.5% in the U.K., partially offset by a 7.0% increase in Brazil. Our Same Store unit sales changes by brand were generally consistent with industry changes in our geographic markets. Our U.S. Same Store new vehicle retail unit sales were flat with 2018 levels despite the overall decline in industry retail unit sales of 2.1%. The decline in the U.K. was driven by increasingly challenging market conditions due to continued uncertainty around Brexit. The U.K. total new vehicle industry sales decreased 4.6% for the second quarter of 2019 as compared to the same period last year. Additionally, our brands were disproportionately affected, especially in our Audi models where we continued to experience supply constraints stemming from delays by the OEM in passing the new WLTP emissions standards that became effective on September 1, 2018. The improvement of 7.0% in our Brazil Same Store new vehicle retail unit sales for the three months ended June 30, 2019 reflects overall improved industry sales. For the six months ended June 30, 2019, as compared to the same period in 2018, total Same Store new vehicle retail unit sales decreased 5.1%, driven by decreases of 4.2% in the U.S., 8.1% in the U.K., and 1.6% in Brazil, respectively. The decline in the U.S. was in line with the overall decline in U.S. retail industry sales of 4.0%. While industry units in the U.K. declined by 3.4%, our brands have been disproportionately affected by the supply constraints associated with WLTP. The decline in Brazil was driven by strategic focus to prioritize margins over volume.
Our total Same Store new vehicle retail sales revenue increased 1.1% for the three months ended June 30, 2019, as compared to the same period in 2018, reflecting a 4.6% increase in the U.S., partially offset by declines in the U.K., and Brazil of 10.1% and 0.4%, respectively. The increase in U.S. Same Store new vehicle revenue was due to the increase of 4.6% in average new vehicle retail sales price on flat unit sales. The increase in U.S. Same Store average new vehicle retail sales price was primarily due to a mix shift in sales from cars to trucks, largely driven by consumer preference and low gas prices, as well as the continued increase in new vehicle prices in general. For the second quarter of 2019, U.S. Same Store new vehicle retail truck sales represented 66.9% of total Same Store new vehicle retail units sold, as compared to 62.9% for the same period last year. Our U.K. Same Store new vehicle retail revenue decline was explained by an 11.5% decrease in unit sales, partially offset by 1.5% increase in average new vehicle retail sales price. Our Brazil Same Store new vehicle retail sales revenue decreased 0.4% for the three months ended June 30, 2019, as compared to the same period last year, more than explained by an unfavorable change in exchange rates between periods. On a constant currency basis, our Brazil Same Store new vehicle retail revenue rose 9.1% driven by the increase in Same Store new vehicle retail units and a 1.9% increase in the average new vehicle retail sales price. For the six months ended June 30, 2019, total Same Store new vehicle retail sales revenues decreased 3.3%, as compared to the same period in 2018, driven by decreases of 0.2%, 12.0%, and 9.1% in the U.S., U.K., and Brazil, respectively. The decreases in the U.S. and U.K. were driven by a 4.2% and 8.1% decrease in Same Store new vehicle unit sales, respectively, as discussed above. The decline in Same Store new vehicle retail sales revenues in Brazil is explained by an unfavorable change in exchange rates. On a constant currency basis, our Brazil Same Store new vehicle retail sales revenues increased 2.6% for the six months ended June 30, 2019, as compared to last year.

Our total Same Store new vehicle gross profit decreased 8.9% for the three months ended June 30, 2019, as compared to the same period in 2018, reflecting decreases of 2.1%, 33.7% and 4.5% in the U.S., U.K., and Brazil, respectively. In the U.S., the Same Store new vehicle gross profit decline is explained by the 2.1% decrease in gross profit per retail unit (“PRU”). The decline in our U.S. gross profit PRU reflects management initiatives to maintain balance between volume growth and PRU in a competitive market. The decline in our Same Store new vehicle gross profit in the U.K. is explained by the 11.5% decrease in new vehicle retail unit sales, as well as a 25.1% decline in new vehicle gross profit PRU. The decline in Same Store gross profit was driven by reduced margins due to new vehicle market volume pressure and our decision to forgo certain OEM volume bonuses and not self-register units. This decision impacted gross margins during the quarter, but we believe this will improve our future profitability. The decline in Brazil was driven by the change in exchange rates as, on a constant currency basis, Brazil new vehicle gross profit rose 4.5%. The increase was driven by a 7.0% increase in new vehicle retail unit sales for the three months ended June 30, 2019, as compared to the same period last year, partially offset by the 2.3% decline in new vehicle gross profit PRU. The decline in new vehicle gross profit PRU reflects our focus on inventory levels. For the six months ended June 30, 2019, as compared to the same period a year ago, total Same Store new vehicle gross profit declined 7.5%, driven by declines in the U.S., U.K., and Brazil of 3.0%, 22.0% and 6.9%, respectively. Our total Same Store new vehicle gross margin for the three months ended June 30, 2019 as compared to the same period in 2018, decreased 50 basis points from 4.9% to 4.4%. For the six months ended June 30, 2019, our total Same Store new vehicle gross margin, as compared to the same period in 2018, declined 30 basis points from 5.0% to 4.7%.
In the U.S., most manufacturers offer interest assistance to offset floorplan interest charges incurred in connection with inventory purchases. This assistance varies by manufacturer, but generally provides for a defined amount, adjusted periodically for changes in market interest rates, regardless of our actual floorplan interest rate or the length of time for which the inventory is financed. We record these incentives as a reduction of new vehicle cost of sales as the vehicles are sold, impacting the gross profit and gross margin detailed above. The total interest assistance recognized in cost of sales during the three months ended June 30, 2019 and 2018 was $11.8 million and $11.4 million, respectively. The amount of interest assistance we recognize in a given period is primarily a function of: (i) the mix of units being sold, as U.S. domestic brands tend to provide more assistance; (ii) the specific terms of the respective manufacturers’ interest assistance programs and market interest rates; (iii) the average wholesale price of inventory sold; and (iv) our rate of inventory turnover. Over the past three years, consolidated manufacturers’ interest assistance as a percentage of our total consolidated floorplan interest expense has ranged from 66.8% in the first quarter of 2019 to 116.6% in the third quarter of 2016. In the U.S., manufacturers’ interest assistance was 83.7% of floorplan interest expense in the second quarter of 2019, as compared to 87.5% in the second quarter of 2018.
We decreased our consolidated new vehicle inventory levels by $42.4 million, or 3.3% as compared to December 31, 2018, reflecting the focus by management to reduce inventory levels as well as dealership disposition activity. As compared to June 30, 2018, our consolidated inventory levels have increased by $67.1 million, or 5.7%. This increase was primarily driven by a mix shift in our inventory from cars to trucks to meet consumer demand. Our consolidated days’ supply of new vehicle inventory at June 30, 2019 was at 67 days, representing an increase from 66 days as of December 31, 2018 and 63 days as of June 30, 2018.

Used Vehicle Retail Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018
Retail Unit Sales
Same Stores
U.S.	29,773	7.0%		27,815	58,162	6.8%		54,450
U.K.	8,052	(2.8)%		8,285	15,343	(2.0)%		15,654
Brazil	928	(7.8)%		1,007	1,919	(7.7)%		2,078
Total Same Stores	38,753	4.4%		37,107	75,424	4.5%		72,182
Transactions	992			901	3,157			2,042
Total	39,745	4.6%		38,008	78,581	5.9%		74,224
Retail Sales Revenues
Same Stores
U.S.	$611,756	5.9%	N/A	$577,855	$1,189,401	5.5%	N/A	$1,127,097
U.K.	190,782	(6.6)%	(1.3)%	204,358	368,637	(4.8)%	1.1%	387,276
Brazil	18,707	(11.0)%	(2.6)%	21,014	38,150	(15.6)%	(4.8)%	45,205
Total Same Stores	821,245	2.2%	3.8%	803,227	1,596,188	2.3%	4.1%	1,559,578
Transactions	17,651			18,626	61,911			42,845
Total	$838,896	2.1%	3.7%	$821,853	$1,658,099	3.5%	5.3%	$1,602,423
Gross Profit
Same Stores
U.S.	$42,602	12.3%	N/A	$37,937	$79,937	13.3%	N/A	$70,528
U.K.	8,088	(25.3)%	(20.6)%	10,823	15,161	(20.8)%	(15.7)%	19,143
Brazil	1,528	24.2%	35.8%	1,230	2,630	(1.9)%	11.2%	2,681
Total Same Stores	52,218	4.5%	5.8%	49,990	97,728	5.8%	7.3%	92,352
Transactions	1,074			1,224	3,373			2,357
Total	$53,292	4.1%	5.4%	$51,214	$101,101	6.7%	8.3%	$94,709
Gross Profit per Unit Sold
Same Stores
U.S.	$1,431	4.9%	N/A	$1,364	$1,374	6.1%	N/A	$1,295
U.K.	$1,004	(23.1)%	(18.3)%	$1,306	$988	(19.2)%	(14.0)%	$1,223
Brazil	$1,647	34.9%	47.4%	$1,221	$1,371	6.3%	20.4%	$1,290
Total Same Stores	$1,347	—%	1.3%	$1,347	$1,296	1.3%	2.7%	$1,279
Transactions	$1,083			$1,358	$1,068			$1,154
Total	$1,341	(0.4)%	0.8%	$1,347	$1,287	0.9%	2.3%	$1,276
Gross Margin
Same Stores
U.S.	7.0%			6.6%	6.7%			6.3%
U.K.	4.2%			5.3%	4.1%			4.9%
Brazil	8.2%			5.9%	6.9%			5.9%
Total Same Stores	6.4%			6.2%	6.1%			5.9%
Transactions	6.1%			6.6%	5.4%			5.5%
Total	6.4%			6.2%	6.1%			5.9%

(1)	See “Non-GAAP Financial Measures” for more details.

Used Vehicle Wholesale Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018
Wholesale Unit Sales
Same Stores
U.S.	6,618	(6.2)%		7,058	13,539	(16.6)%		16,229
U.K.	5,604	(3.7)%		5,818	10,474	(6.6)%		11,209
Brazil	426	36.1%		313	837	24.9%		670
Total Same Stores	12,648	(4.1)%		13,189	24,850	(11.6)%		28,108
Transactions	436			380	1,223			788
Total	13,084	(3.6)%		13,569	26,073	(9.8)%		28,896
Wholesale Sales Revenues
Same Stores
U.S.	$43,391	4.9%	N/A	$41,368	$85,265	(9.2)%	N/A	$93,907
U.K.	45,990	0.4%	6.3%	45,797	87,211	(3.5)%	2.6%	90,365
Brazil	4,238	35.7%	47.6%	3,124	8,288	19.0%	34.6%	6,966
Total Same Stores	93,619	3.7%	7.1%	90,289	180,764	(5.5)%	(2.0)%	191,238
Transactions	2,377			2,565	7,370			5,645
Total	$95,996	3.4%	6.7%	$92,854	$188,134	(4.4)%	(0.9)%	$196,883
Gross Profit
Same Stores
U.S.	$952	(41.0)%	N/A	$1,613	$2,151	(29.3)%	N/A	$3,041
U.K.	(1,225)	(8.7)%	(14.6)%	(1,127)	(2,013)	(95.6)%	(105.0)%	(1,029)
Brazil	278	227.1%	274.0%	85	574	142.2%	182.1%	237
Total Same Stores	5	(99.1)%	(103.3)%	571	712	(68.3)%	(68.5)%	2,249
Transactions	(98)			(330)	(354)			(353)
Total	$(93)	(138.6)%	(145.0)%	$241	$358	(81.1)%	(81.5)%	$1,896
Gross Profit per Wholesale Unit Sold
Same Stores
U.S.	$144	(37.1)%	N/A	$229	$159	(15.0)%	N/A	$187
U.K.	$(219)	(12.9)%	(18.9)%	$(194)	$(192)	(108.7)%	(119.4)%	$(92)
Brazil	$653	140.1%	174.8%	$272	$686	93.8%	125.8%	$354
Total Same Stores	$—	(100.0)%	(103.4)%	$43	$29	(63.8)%	(64.3)%	$80
Transactions	$(225)			$(868)	$(289)			$(448)
Total	$(7)	(138.9)%	(146.7)%	$18	$14	(78.8)%	(79.5)%	$66
Gross Margin
Same Stores
U.S.	2.2%			3.9%	2.5%			3.2%
U.K.	(2.7)%			(2.5)%	(2.3)%			(1.1)%
Brazil	6.6%			2.7%	6.9%			3.4%
Total Same Stores	—%			0.6%	0.4%			1.2%
Transactions	(4.1)%			(12.9)%	(4.8)%			(6.3)%
Total	(0.1)%			0.3%	0.2%			1.0%

(1)	See “Non-GAAP Financial Measures” for more details.

Total Used Vehicle Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% Increase/(Decrease)	Constant Currency(1) % Increase/(Decrease)	2018	2019	% Increase/(Decrease)	Constant Currency(1) % Increase/(Decrease)	2018
Used Vehicle Unit Sales
Same Stores
U.S.	36,391	4.4%		34,873	71,701	1.4%		70,679
U.K.	13,656	(3.2)%		14,103	25,817	(3.9)%		26,863
Brazil	1,354	2.6%		1,320	2,756	0.3%		2,748
Total Same Stores	51,401	2.2%		50,296	100,274	—%		100,290
Transactions	1,428			1,281	4,380			2,830
Total	52,829	2.4%		51,577	104,654	1.5%		103,120
Sales Revenues
Same Stores
U.S.	$655,147	5.8%	N/A	$619,223	$1,274,666	4.4%	N/A	$1,221,004
U.K.	236,772	(5.3)%	0.1%	250,155	455,848	(4.6)%	1.4%	477,641
Brazil	22,945	(4.9)%	3.9%	24,138	46,438	(11.0)%	0.5%	52,171
Total Same Stores	914,864	2.4%	4.2%	893,516	1,776,952	1.5%	3.5%	1,750,816
Transactions	20,028			21,191	69,281			48,490
Total	$934,892	2.2%	4.0%	$914,707	$1,846,233	2.6%	4.7%	$1,799,306
Gross Profit
Same Stores
U.S.	$43,554	10.1%	N/A	$39,550	$82,088	11.6%	N/A	$73,569
U.K.	6,863	(29.2)%	(24.7)%	9,696	13,148	(27.4)%	(22.5)%	18,114
Brazil	1,806	37.3%	51.4%	1,315	3,204	9.8%	25.1%	2,918
Total Same Stores	52,223	3.3%	4.5%	50,561	98,440	4.1%	5.5%	94,601
Transactions	976			894	3,019			2,004
Total	$53,199	3.4%	4.7%	$51,455	$101,459	5.0%	6.5%	$96,605
Gross Profit per Unit Sold
Same Stores
U.S.	$1,197	5.6%	N/A	$1,134	$1,145	10.0%	N/A	$1,041
U.K.	$503	(26.9)%	(22.3)%	$688	$509	(24.5)%	(19.4)%	$674
Brazil	$1,334	33.9%	47.6%	$996	$1,163	9.5%	24.7%	$1,062
Total Same Stores	$1,016	1.1%	2.3%	$1,005	$982	4.1%	5.5%	$943
Transactions	$683			$698	$689			$708
Total	$1,007	0.9%	2.2%	$998	$969	3.4%	4.9%	$937
Gross Margin
Same Stores
U.S.	6.6%			6.4%	6.4%			6.0%
U.K.	2.9%			3.9%	2.9%			3.8%
Brazil	7.9%			5.4%	6.9%			5.6%
Total Same Stores	5.7%			5.7%	5.5%			5.4%
Transactions	4.9%			4.2%	4.4%			4.1%
Total	5.7%			5.6%	5.5%			5.4%
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

Our total Same Store used vehicle retail revenues increased $18.0 million, or 2.2%, for the three months ended June 30, 2019, as compared to the same period in 2018, reflecting a 4.4% increase in total Same Store used vehicle retail unit sales, partially offset by 2.1% decrease in average used vehicle retail selling price.
In the U.S., Same Store used vehicle retail revenues increased $33.9 million, or 5.9%, reflecting a 7.0% increase in Same Store used vehicle retail unit sales, partially offset by a 1.1%, or $228, decrease in the average used vehicle retail sales price. The improvements in Same Store used vehicle retail unit sales were driven by the continued development of Val-U-Line®, a proprietary brand for older model, higher mileage, pre-owned vehicles that targets customer demand and enables the Company to retail lower cost units that otherwise would have been sent to auction. Our Val-U-Line® unit sales grew 18.6% over the same period last year and represented approximately 11.2% of U.S. Same Store used vehicle retail unit sales for the three months ended June 30, 2019. The success of Val-U-Line® drove our U.S. used vehicle retail unit sales to outpace our U.S. new vehicle retail unit sales for the second quarter of 2019, which is the second sequential quarter that our U.S. used vehicle units sales levels exceeded new vehicle unit sales. The decrease in U.S. Same Store average used vehicle retail sales price reflected the mix shift resulting from the growth of our Val-U-Line® brand. Further, this mix shift also drove a 300 basis point decline in our Certified Pre-Owned (“CPO”) units sold as a percentage of U.S. Same Store used vehicle retail units sold to 23.0% for the second quarter of 2019, as compared to 26.0% for the same period in 2018.
In the U.K., Same Store used vehicle retail revenues decreased by $13.6 million, or 6.6%, for the three months ended June 30, 2019, as compared to the same period last year, driven by a 3.9% decline in Same Store average used vehicle retail sales price, coupled with a 2.8% decline in Same Store used vehicle retail unit sales. The decline in Same Store average used vehicle retail sales price can be primarily explained by the change in exchange rates between periods, as on a constant currency basis, U.K. Same Store average used vehicle retail sales price improved 1.6%. The decline in Same Store used vehicle retail unit sales reflects current market conditions caused by the continued uncertainty surrounding Brexit.
In Brazil, for the three months ended June 30, 2019, Same Store used vehicle retail revenues decreased 11.0%, reflecting a 7.8% decrease in Same Store used vehicle retail unit sales, coupled with a 3.4% decline in Same Store average used vehicle retail selling price. The decline in the Same Store used vehicle retail unit sales reflects management’s decision to prioritize gross profit per unit ahead of volume. The decline in Same Store average used vehicle retail selling price can be explained by the change in exchange rates between periods, as on a constant currency basis, Brazil Same Store used vehicle retail selling price increased 5.6%. For the six months ended June 30, 2019, our total Same Store used vehicle retail revenues increased 2.3%, as compared to the same period last year, primarily due to the increase in used vehicle retail unit sales of 4.5%, partially offset by a 2.1% decline in Same Store average used vehicle retail selling price. The improvement in total used vehicle retail unit sales was primarily driven by the additional units generated from our Val-U-Line® brand in the U.S.
In total, our Same Store used vehicle retail gross profit for the three months ended June 30, 2019 increased 4.5%, as compared to the same period in 2018, reflecting improvements in the U.S. and Brazil that were partially offset by a decline in the U.K. The improvement in total Same Store used vehicle retail gross profit can be more than explained by the ongoing business strategies in the U.S. to shift from wholesale to retail through the integration of Val-U-Line® and on-line pricing.
In the U.S., Same Store used vehicle gross profit increased by 12.3%, driven by an increase in Same Store used vehicle gross profit PRU of 4.9%, or $67, coupled with a 7.0% increase in Same Store used vehicle retail unit sales. The increase in used vehicle retail units stemmed from the continued development of our Val-U-Line® operations, and the increase in Same Store gross profit PRU was driven by recently implemented on-line pricing initiatives.
In the U.K., Same Store used vehicle retail gross profit decreased 25.3% for the three months ended June 30, 2019, reflecting declines of 23.1% and 2.8% in Same Store used vehicle gross profit PRU and Same Store used vehicle retail unit sales, respectively. The decline in Same Store used vehicle gross profit PRU in the U.K. was the result of a decline in used vehicles prices in the marketplace and our efforts to reduce inventory during the quarter.
In Brazil, the 24.2% increase in Same Store used vehicle retail gross profit resulted from a 34.9% increase in Same Store used vehicle retail gross profit PRU, which was partially offset by a 7.8% decrease in Same Store used vehicle retail unit sales. The increase in Same Store used vehicle gross profit PRU reflects management’s initiatives discussed above and improved inventory management. For the six months ended June 30, 2019, as compared to the same period in 2018, total Same Store used vehicle retail gross profit increased 5.8%, as a result of increases in Same Store used vehicle retail unit sales and used vehicle gross profit PRU of 4.5% and 1.3%, respectively.

During the three months ended June 30, 2019, total Same Store used vehicle wholesale revenue increased 3.7%, as compared to the same period in 2018, driven by improvements in all three of our segments. In the U.S., the 4.9% increase in Same Store used vehicle wholesale revenue for the three months ended June 30, 2019 can be more than explained by an 11.9% increase in Same Store used vehicle wholesale average sales price, partially offset by a 6.2% decrease in Same Store used vehicle wholesale unit sales. The increase in our Same Store used vehicle wholesale average sales price reflects the upward trend in used vehicle market prices as indicated in the Manheim Index, which increased 4.2% for the second quarter of 2019 as compared to the same period last year. The decline in U.S. Same Store used vehicle wholesale unit sales volume was primarily driven by the execution of strategic initiatives designed to sell more vehicles through retail channels and reduce our reliance on the wholesale auction markets, which reflects the growth in our Val-U-Line® brand. In the U.K., Same Store used vehicle wholesale revenue remained relatively flat for the three month period ending June 30, 2019, as compared to the same period last year. On a constant currency basis, Same Store used vehicle wholesale revenue increased 6.3% driven by a 10.3% increase in Same Store used vehicle wholesale average sales price, offset by a 3.7% decrease in Same Store used vehicle wholesale unit sales. The increase in Same Store used vehicle wholesale average sales price was the result of an increased mix of higher value inventory units sent to auction as compared to the same period last year. The decrease in Same Store used vehicle wholesale unit sales was primarily a sourcing issue, as since the fourth quarter of 2018, we have experienced lower Same Store new vehicle unit sales, which produced fewer used vehicle trade-ins. In Brazil, Same Store used vehicle wholesale revenue increased 35.7%, primarily as a result of a 36.1% increase in Same Store wholesale unit sales, which was partially offset by a decrease of 0.3% in Same Store used vehicle wholesale average sales price. The increase in Brazil Same Store used vehicle wholesale revenue reflects the increased trade-in activity from our growth in new vehicle unit sales and our focus on inventory management. The decline in Same Store used vehicle average wholesale sales price can be explained by the change in exchange rates between periods, as on a constant currency basis, our Brazil Same Store used vehicle wholesale average sales price increased 8.4%. For the six months ended June 30, 2019, total Same Store used vehicle wholesale revenue declined 5.5%, as compared to the same period in 2018, driven by a 11.6% decrease in Same Store used vehicle wholesale unit sales, partially offset with a 6.9% increase in Same Store used vehicle wholesale average selling price. This decline is directly related to our Val-U-Line® initiative designed to retail more of our lower-priced inventory otherwise sent to auction.
Our total Same Store used vehicle wholesale gross profit decreased $0.6 million, or 99.1%, for the three months ended June 30, 2019 as compared to the same period in 2018, driven by declines in the U.S. and U.K., partially offset by an increase in Brazil. In the U.S., Same Store used vehicle wholesale gross profit declined 41.0%, as a result of decreases of 6.2% and 37.1%, in Same Store used vehicle wholesale unit sales and gross profit per unit sold, respectively, reflecting the decline in our reliance on the used vehicle wholesale markets. In the U.K., the decline in Same Store used vehicle wholesale gross profit was driven by a 12.9%, or $25, decrease in Same Store used vehicle wholesale gross profit per unit for the three months ended June 30, 2019, coupled with a decrease of 3.7% in Same Store used vehicle wholesale unit sales. This decline in wholesale gross profit can be explained by fewer trade-ins from lower new vehicle unit sales and our efforts to keep overall inventory at optimal levels. In Brazil, Same Store used vehicle gross profit increased 227.1% as compared to the same period last year, reflecting a 140.1% increase in used vehicle gross profit per wholesale unit sold, coupled with a 36.1% increase in wholesale unit sales. The increase in used vehicle wholesale gross profit reflects an increase in our trade-in volume driven by an increase in our Same Store new vehicle unit sales as well as our efforts to manage inventory levels. For the six months ended June 30, 2019, our total Same Store used vehicle wholesale gross profit decreased $1.5 million, as compared to the same period in 2018, driven by a $51 decrease in Same Store used vehicle wholesale gross profit per unit, coupled with an 11.6% decrease in Same Store used vehicle wholesale unit sales, mainly driven by U.S. Val-U-Line® initiative to move more units from wholesale to retail.
We decreased our consolidated used vehicle inventory levels by $7.3 million, or 2.1%, from December 31, 2018 and by $7.9 million, or 2.2%, from June 30, 2018, primarily due to our efforts to manage inventory levels in the U.K. and dealership disposition activity. Our consolidated days’ supply of used vehicle inventory was 33 days as of June 30, 2019, as compared to 39 days as of December 31, 2018 and 33 days as of June 30, 2018.

Parts and Service Data
(dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018
Parts and Service Revenue
Same Stores
U.S.	$307,085	10.1%	N/A	$278,881	$601,064	8.5%	N/A	$554,170
U.K.	53,528	(2.6)%	3.0%	54,970	104,274	1.0%	7.3%	103,193
Brazil	11,683	4.4%	14.0%	11,189	22,953	(0.4)%	12.2%	23,049
Total Same Stores	372,296	7.9%	9.1%	345,040	728,291	7.0%	8.4%	680,412
Transactions	5,871			13,089	19,050			27,232
Total	$378,167	5.6%	6.8%	$358,129	$747,341	5.6%	7.1%	$707,644
Gross Profit
Same Stores
U.S.	$165,177	8.7%	N/A	$151,895	$323,200	8.1%	N/A	$298,872
U.K.	29,880	(6.7)%	(1.4)%	32,019	57,724	(3.0)%	2.9%	59,518
Brazil	5,196	4.0%	13.8%	4,994	10,102	(2.6)%	9.9%	10,367
Total Same Stores	200,253	6.0%	7.2%	188,908	391,026	6.0%	7.4%	368,757
Transactions	3,842			6,162	11,545			13,177
Total	$204,095	4.6%	5.8%	$195,070	$402,571	5.4%	6.8%	$381,934
Gross Margin
Same Stores
U.S.	53.8%			54.5%	53.8%			53.9%
U.K.	55.8%			58.2%	55.4%			57.7%
Brazil	44.5%			44.6%	44.0%			45.0%
Total Same Stores	53.8%			54.7%	53.7%			54.2%
Transactions	65.4%			47.1%	60.6%			48.4%
Total	54.0%			54.5%	53.9%			54.0%
(1)See “Non-GAAP Financial Measures” for more details.
Our total Same Store parts and service revenue increased $27.3 million, or 7.9%, for the three months ended June 30, 2019, as compared to the same period in 2018, primarily driven by growth in the U.S. and Brazil, partially offset by a decline in the U.K. For the three months ended June 30, 2019, our U.S. Same Store parts and service revenue increased 10.1%, or $28.2 million, reflecting an 11.9% increase in customer-pay parts and service revenue, a 14.7% increase in warranty parts and service revenue, a 6.8% increase in wholesale parts revenue, and a 4.0% increase in collision revenue. Overall, these improvements reflect our continued focus and commitment to improve selling methods, enhance operating efficiencies, retain and recruit employees, and make capital investments, as necessary. More specifically, the growth in our customer-pay parts and service revenue in the U.S. was driven by continued implementation of numerous aftersales initiatives. The roll out of a four-day work week service schedule improved the hiring and retention of our service technician and service advisor professionals and increased capacity and efficiency in our service departments. The growth in our U.S. warranty parts and service revenues reflects both increased service capacity and a general increase in manufacturer recall activity, and, in particular, high volume recalls within our BMW, Honda, and Ford brands.
Our U.K. Same Store parts and service revenue decreased 2.6%, or $1.4 million, for the three months ended June 30, 2019, as compared to 2018. On a constant currency basis, U.K. Same Store parts and service revenue improved 3.0% for the second quarter of 2019 compared to 2018, representing growth of 7.4% in customer-pay parts and service revenue, partially offset by a 21.2% decrease in collision revenue.
Our Same Store parts and service revenue in Brazil increased 4.4%, or $0.5 million, for the three months ended June 30, 2019, compared to the same period in 2018. On a constant currency basis, Same Store parts and service revenue in Brazil increased 14.0%. This increase was driven by a 25.3% improvement in our customer-pay parts and service revenue and a 6.8% improvement in collision revenue, partially offset by an 11.7% decline in warranty revenue. The improvement in customer-pay parts and service revenue reflects the result of management initiatives to enhance the effectiveness of our sales processes, as well as the efficiency of our parts and service operations.

For the six months ended June 30, 2019, our total Same Store parts and service revenue improved $47.9 million, or 7.0%, primarily reflecting increases in the U.S and U.K., partially offset by a decrease in Brazil. For the six months ended June 30, 2019, our U.S. Same Store parts and service revenue improved 8.5%, primarily as a result of a 9.8% increase in customer-pay parts and service revenue, a 13.4% increase in warranty parts and service revenue, a 4.8% increase in wholesale parts revenue and a 3.5% increase in collision revenue. Our U.K. Same Store parts and service revenue increased 1.0%, as a result of a 12.6% increase in warranty parts and service revenue, partially offset by an 18.3% decrease in collision revenue. On a constant currency basis, our U.K. Same Store parts and service revenue increased 7.3%, primarily driven by a 19.3% increase in warranty revenue and a 5.6% increase in customer-pay parts and service revenue, partially offset by a 13.1% decline in collision revenue. For the six months ended June 30, 2019, our Brazil Same Store parts and service revenue decreased 0.4% due to unfavorable exchange rates. On a constant currency basis, Same Store parts and service revenue in Brazil improved 12.2%, primarily as a result of an 18.7% increase in customer-pay parts and service revenue as well as a 9.5% improvement in collision revenue. These increases were partially offset by a 3.9% decrease in warranty parts and service revenue.
Our total Same Store parts and service gross profit for the three months ended June 30, 2019 increased 6.0%, as compared to the same period in 2018. This increase in gross profit was driven by increases of 8.7% in the U.S. and 4.0% in Brazil, respectively, partially offset by a decline of 6.7% in the U.K. The increase in the U.S. was the result of growth in all sectors of our business, but primarily driven by improvements in our customer-pay parts and service and warranty parts and service components of the business. The increase in Same Store parts and service gross profit in Brazil primarily reflects improvements in our customer-pay parts and service revenue. In the U.K., the decline in Same Store parts and service gross profit was primarily due to unfavorable exchange rates. On a constant currency basis, Same Store parts and service gross profit in the U.K. declined 1.4% for the three months ended June 30, 2019. For the six months ended June 30, 2019, our total Same Store gross profit increased 6.0%, as compared to the same period in 2018, primarily driven by an increase of 8.1% in the U.S., offset by decreases of 3.0% and 2.6% decreases in the U.K. and Brazil, respectively. The decrease in the U.K. and Brazil were due to changes in exchange rates. On a constant currency basis, U.K. and Brazil increased 2.9% and 9.9%, respectively.
For the three months ended June 30, 2019, our total Same Store parts and service gross margin declined 90 basis points compared to the same period in 2018, reflecting declines in all three regions. The declines in our U.S. Same Store parts and service gross margin primarily reflects the impact of our recent increases in technician headcount that are not fully productive. Our Val-U-Line® initiative has a negative impact on gross margin as these units do not require the same level of reconditioning. We expect the technician gross margin impact to be temporary as we bring the technicians up to full productivity. The decline in total Same Store parts and service margin in the U.K. primarily reflects the mix effect from the growth in our relatively lower margin warranty parts and service segment of the business, as described above. The decline in Same Store parts and service gross margin in Brazil was primarily explained by a shift in mix of business, as a high volume of relatively lower-margin recall campaigns, particularly in our Honda brand dealerships, surpassed the growth in our customer-pay parts and service sector. For the six months ended June 30, 2019, our total Same Store parts and service gross margin declined 50 basis points compared to the same period in 2018, to 53.7%, reflecting declines in all three regions.

Finance and Insurance Data
(dollars in thousands, except per unit amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018
Retail New and Used Unit Sales
Same Stores
U.S.	59,361	3.4%		57,410	113,319	1.1%		112,052
U.K.	17,161	(7.6)%		18,575	33,667	(5.4)%		35,601
Brazil	3,229	2.3%		3,157	6,070	(3.6)%		6,295
Total Same Stores	79,751	0.8%		79,142	153,056	(0.6)%		153,948
Transactions	2,087			2,337	6,492			4,937
Total	81,838	0.4%		81,479	159,548	0.4%		158,885
Retail Finance Fees
Same Stores
U.S.	$32,790	14.1%	N/A	$28,750	$61,077	9.8%	N/A	$55,624
U.K.	9,160	0.6%	6.5%	9,106	17,154	0.5%	6.8%	17,067
Brazil	692	19.7%	30.4%	578	1,305	19.4%	33.8%	1,093
Total Same Stores	42,642	10.9%	12.5%	38,434	79,536	7.8%	9.5%	73,784
Transactions	1,047			944	2,638			2,145
Total	$43,689	10.9%	12.5%	$39,378	$82,174	8.2%	9.9%	$75,929
Vehicle Service Contract Fees
Same Stores
U.S.	$45,969	23.5%	N/A	$37,219	$83,809	11.2%	N/A	$75,342
U.K.	309	12.0%	18.3%	276	640	28.8%	35.9%	497
Brazil	—	—%	—%	—	—	—%	—%	—
Total Same Stores	46,278	23.4%	23.5%	37,495	84,449	11.4%	11.4%	75,839
Transactions	912			538	1,945			1,087
Total	$47,190	24.1%	24.1%	$38,033	$86,394	12.3%	12.3%	$76,926
Insurance and Other
Same Stores
U.S.	$29,343	—%	N/A	$29,335	$56,926	(2.6)%	N/A	$58,444
U.K.	5,180	(13.5)%	(8.8)%	5,991	10,513	(6.8)%	(1.2)%	11,277
Brazil	926	(34.4)%	(28.3)%	1,412	2,028	(26.7)%	(17.9)%	2,768
Total Same Stores	35,449	(3.5)%	(2.5)%	36,738	69,467	(4.2)%	(3.0)%	72,489
Transactions	927			907	2,596			2,034
Total	$36,376	(3.4)%	(2.3)%	$37,645	$72,063	(3.3)%	(2.0)%	$74,523
Total Finance and Insurance Revenues
Same Stores
U.S.	$108,102	13.4%	N/A	$95,304	$201,812	6.5%	N/A	$189,410
U.K.	14,649	(4.7)%	0.7%	15,373	28,307	(1.9)%	4.1%	28,841
Brazil	1,618	(18.7)%	(11.2)%	1,990	3,333	(13.7)%	(3.3)%	3,861
Total Same Stores	124,369	10.4%	11.3%	112,667	233,452	5.1%	6.1%	222,112
Transactions	2,886			2,389	7,179			5,266
Total	$127,255	10.6%	11.5%	$115,056	$240,631	5.8%	6.8%	$227,378
Finance and Insurance Revenues per Retail Unit Sold
Same Stores
U.S.	$1,821	9.7%	N/A	$1,660	$1,781	5.4%	N/A	$1,690
U.K.	$854	3.1%	9.0%	$828	$841	3.8%	10.1%	$810
Brazil	$501	(20.5)%	(13.1)%	$630	$549	(10.4)%	0.3%	$613
Total Same Stores	$1,559	9.5%	10.4%	$1,424	$1,525	5.7%	6.7%	$1,443
Transactions	$1,383			$1,022	$1,106			$1,067
Total	$1,555	10.1%	11.0%	$1,412	$1,508	5.4%	6.4%	$1,431
(1)See “Non-GAAP Financial Measures” for more details.

Our total Same Store finance and insurance revenues increased 10.4% for the three months ended June 30, 2019, as compared to the same period in 2018, as a 13.4% improvement in the U.S. was partially offset by declines of 4.7% and 18.7% in the U.K. and Brazil, respectively. Our U.S. Same Store finance and insurance revenue increased $12.8 million for the three months ended June 30, 2019, as compared to the same period in 2018, resulting from improvements in our income per contract on vehicle service contracts and retail finance fees, an increase in Same Store retail unit sales, and higher penetration rates for many of our U.S. finance and insurance product offerings, partially offset by an increase in our overall chargeback experience. Our U.K. Same Store finance and insurance revenue declined 4.7%, or $0.7 million, for the three months ended June 30, 2019 as compared to 2018, which was more than explained by an unfavorable change in the exchange rates. On a constant currency basis, our U.K. Same Store finance and insurance revenue increased 0.7% despite a 7.6% decline in our Same Store retail unit sales, reflecting improvements in our penetration rates for all of our U.K. product offerings. Our Brazil Same Store finance and insurance revenue decreased $0.4 million, for the three months ended June 30, 2019, as compared to the same period in 2018. Our total Same Store finance and insurance revenue PRU increased 9.5% for the three months ended June 30, 2019, to $1,559, as compared to the same period in 2018, which reflects increases in PRU for our U.S. and U.K. segments as compared to the same period a year ago, partially offset by a decline in Brazil.
For the six months ended June 30, 2019, our total Same Store finance and insurance revenues improved $11.3 million, or 5.1%, to $233.5 million as compared to the same period in 2018. Our U.S. Same Store finance and insurance revenue increased $12.4 million, or 6.5%, for the six months ended June 30, 2019, as compared to the same period last year. The improvement was driven by an increase in income per contract for our vehicle service contracts and retail finance fees, an increase in Same Store vehicle retail unit sales, and an increase in our penetration rates for some of our U.S. product offerings, partially offset by an increase in our overall chargeback experience. In the U.K., our Same Store finance and insurance revenue declined $0.5 million, or 1.9%, as compared to the same period in 2018, more than explained by an unfavorable change in exchange rates. On a constant currency basis our Same Store U.K. finance and insurance revenue rose 4.1%, as compared to the same period in 2018 driven by improvements in penetration rates and income per contract for most of our U.K. product offerings that were almost fully offset by the decline in retail units. Our Brazil Same Store finance and insurance revenue decreased 13.7%, or $0.5 million, for the six months ended June 30, 2019, as compared to the same period in 2018. On a PRU basis, our total Same Store finance and insurance revenue increased 5.7% to $1,525 for the six months ended June 30, 2019, as compared to the same period in 2018, which reflects increases in PRU for our U.S. and U.K. segments as compared to the same period a year ago, partially offset by a decline in Brazil.
.

Selling, General and Administrative Data
(dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018
Personnel
Same Stores
U.S.	$171,593	9.4%	N/A	$156,827	$336,163	6.4%	N/A	$315,886
U.K.	31,947	(6.2)%	(0.7)%	34,046	61,903	(7.1)%	(1.2)%	66,604
Brazil	6,472	6.3%	16.2%	6,088	12,710	1.6%	14.5%	12,504
Total Same Stores	210,012	6.6%	7.9%	196,961	410,776	4.0%	5.4%	394,994
Transactions	4,474			6,300	12,893			13,228
Total	$214,486	5.5%	6.8%	$203,261	$423,669	3.8%	5.2%	$408,222
Advertising
Same Stores
U.S.	$16,274	4.1%	N/A	$15,637	$31,807	3.1%	N/A	$30,864
U.K.	2,079	(9.0)%	(3.6)%	2,284	3,913	(13.9)%	(8.4)%	4,547
Brazil	272	6.7%	17.8%	255	484	(17.5)%	(5.8)%	587
Total Same Stores	18,625	2.5%	3.3%	18,176	36,204	0.6%	1.5%	35,998
Transactions	594			511	1,359			995
Total	$19,219	2.8%	3.7%	$18,687	$37,563	1.5%	2.5%	$36,993
Rent and Facility Costs
Same Stores
U.S.	$18,655	2.3%	N/A	$18,236	$38,329	4.8%	N/A	$36,579
U.K.	7,368	5.6%	11.7%	6,977	12,986	(1.3)%	5.0%	13,162
Brazil	1,798	(13.6)%	(5.8)%	2,082	3,825	(13.1)%	(2.2)%	4,403
Total Same Stores	27,821	1.9%	4.1%	27,295	55,140	1.8%	4.3%	54,144
Transactions	891			1,558	2,974			3,112
Total	$28,712	(0.5)%	1.7%	$28,853	$58,114	1.5%	4.0%	$57,256
Other SG&A
Same Stores
U.S.	$56,662	4.6%	N/A	$54,196	$110,172	3.4%	N/A	$106,520
U.K.	15,604	(4.8)%	0.8%	16,396	29,484	(3.9)%	2.2%	30,672
Brazil	2,964	2.8%	11.4%	2,882	5,549	0.1%	11.9%	5,544
Total Same Stores	75,230	2.4%	4.0%	73,474	145,205	1.7%	3.5%	142,736
Transactions	1,068			(16,183)	1,872			(12,768)
Total	$76,298	33.2%	35.2%	$57,291	$147,077	13.2%	15.2%	$129,968
Total SG&A
Same Stores
U.S.	$263,184	7.5%	N/A	$244,896	$516,471	5.4%	N/A	$489,849
U.K.	56,998	(4.5)%	1.0%	59,703	108,286	(5.8)%	0.1%	114,985
Brazil	11,506	1.8%	11.0%	11,307	22,568	(2.0)%	10.2%	23,038
Total Same Stores	331,688	5.0%	6.4%	315,906	647,325	3.1%	4.6%	627,872
Transactions	7,027			(7,814)	19,098			4,567
Total	$338,715	9.9%	11.4%	$308,092	$666,423	5.4%	7.0%	$632,439

Selling, General and Administrative Data (Continued)

(dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018
Total Gross Profit
Same Stores
U.S.	$370,399	8.5%	N/A	$341,479	$710,073	6.3%	N/A	$668,050
U.K.	61,857	(15.1)%	(10.3)%	72,873	125,135	(10.5)%	(5.0)%	139,764
Brazil	12,711	1.0%	10.5%	12,583	24,146	(4.2)%	7.9%	25,211
Total Same Stores	444,967	4.2%	5.3%	426,935	859,354	3.2%	4.4%	833,025
Transactions	9,286			11,228	26,402			24,901
Total	$454,253	3.7%	4.8%	$438,163	$885,756	3.2%	4.6%	$857,926
SG&A as a % of Gross Profit
Same Stores
U.S.	71.1%			71.7%	72.7%			73.3%
U.K.	92.1%			81.9%	86.5%			82.3%
Brazil	90.5%			89.9%	93.5%			91.4%
Total Same Stores	74.5%			74.0%	75.3%			75.4%
Transactions	75.7%			(69.6)%	72.3%			18.3%
Total	74.6%			70.3%	75.2%			73.7%
Adjusted Total SG&A (1)
Same Stores
U.S.	$259,192	7.9%	N/A	$240,302	$509,754	5.0%	N/A	$485,256
U.K.	56,998	(4.5)%	1.0%	59,703	108,286	(5.8)%	0.1%	114,985
Brazil	11,506	5.8%	15.6%	10,880	22,568	(0.2)%	12.5%	22,611
Total Same Stores	327,696	5.4%	6.8%	310,885	640,608	2.9%	4.4%	622,852
Transactions	7,587			8,964	23,225			21,344
Total	$335,283	4.8%	6.3%	$319,849	$663,833	3.0%	4.7%	$644,196
Adjusted SG&A as a % of Gross Profit (1)
Same Stores
U.S.	70.0%			70.4%	71.8%			72.6%
U.K.	92.1%			81.9%	86.5%			82.3%
Brazil	90.5%			86.5%	93.5%			89.7%
Total Same Stores	73.6%			72.8%	74.5%			74.8%
Transactions	81.7%			79.8%	88.0%			85.7%
Total	73.8%			73.0%	74.9%			75.1%

Employees	15,000			14,300	15,000			14,300
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

Our total Same Store SG&A increased 5.0% for the three months ended June 30, 2019, as compared to the same period in 2018, explained by increases of 7.5%, and 1.8% in the U.S., and Brazil, respectively, partially offset by a decrease of 4.5% in the U.K. segment. During the second quarter of 2019, Same Store SG&A was impacted by a $4.0 million non-core item related to catastrophic events. Excluding this non-core item, our adjusted total Same Store SG&A increased 5.4% to $327.7 million for the three months ended June 30, 2019, as compared to the same period in 2018. On a comparable basis, adjusted total Same Store SG&A for the three months ended June 30, 2018 excluded $5.0 million in net non-core items, which consisted of $5.8 million in catastrophic events costs and $2.4 million related to legal matters, offset by a $3.2 million gain related to real estate and dealership transactions. For the six months ended June 30, 2019, our total Same Store SG&A increased 3.1%, as compared to the same period in 2018, explained by an increase of 5.4% in the U.S and partially offset by decreases of 5.8%, and 2.0% in the U.K. and Brazil, respectively. For the six months ended June 30, 2019, our total Same Store SG&A was impacted by $6.7 million in net non-core items, which consisted of $6.0 million in catastrophic events costs and $1.8 million related to legal matters, offset by a $1.1 million gain related to real estate and dealership transactions. On a comparable basis, adjusted total Same Store SG&A for the six months ended June 30, 2018 excluded $5.0 million in net non-core items, which consisted of $5.8 million in catastrophic events costs and $2.4 million related to legal matters offset by a $3.2 million gain related to real estate and dealership transactions
Our total Same Store personnel costs increased 6.6% for the three months ended June 30, 2019, as compared to the same period in 2018, explained by increases of 9.4%, and 6.3% in the U.S., and Brazil, respectively, partially offset by a decrease of 6.2% in the U.K. The increase in Same Store personnel costs in the U.S. and Brazil was primarily due to growth in variable commission payments and gross profit. The decrease in Same Store personnel costs in the U.K. was primarily due to change in exchange rates and lower variable commission payments as a result of the decrease in the new and used retail vehicle unit sales and gross profit. For the six months ended June 30, 2019, our total Same Store personnel costs increased 4.0%, as compared to the same period in 2018, driven by increases of 6.4% and 1.6% in the U.S. and Brazil, respectively, and partially offset by a 7.1% decrease in U.K. The U.S. Same Store personnel costs for the six months ended June 30, 2019 were impacted by improved gross profit. The increase in personnel costs in Brazil, on a constant currency basis, was primarily due to an increase in gross profit. The decrease in personnel costs in the U.K. is primarily due to lower gross profit levels.
For the three months ended June 30, 2019, our total Same Store advertising costs increased 2.5% as compared to the same period in 2018, as our total retail units increased 0.4%. For the six months ended June 30, 2019, as compared to the same period in 2018, our consolidated Same Store advertising costs increased 0.6%, as our total retail units increased 0.4%.
Our consolidated Same Store rent and facility costs increased 1.9% for the three months ended June 30, 2019, as compared to the same period a year ago, explained by increases of 5.6% and 2.3% in the U.K. and U.S. segments, respectively, partially offset by a 13.6% decrease in Brazil segment. The increase in the U.S. is primarily attributable to other facility cost, such as insurance and real estate taxes generally correlated with recent building renovations that enhance productivity, improve the customer experience and/or meet manufacturer requirements, as well as routine, contractual real estate rent increases. For the six months ended June 30, 2019, our consolidated Same Store rent and facility costs increased 1.8% as compared to the same period in 2018, explained by an increase of 4.8% in the U.S segment, partially offset by 13.1% and 1.3% decreases in Brazil and U.K segments, respectively.
For the three months ended June 30, 2019, our total Same Store other SG&A costs increased 2.4% as compared to the same period in 2018, explained by increases of 4.6% and 2.8% in the U.S. and Brazil, respectively, partially offset by a decrease of 4.8% in the U.K. segment. The increase in U.S. Same Store other SG&A for the three months ended June 30, 2019 were variable costs that expanded with sales volume growth in certain sectors of the business. The decrease in Same Store other SG&A in the U.K. for the three months ended June 30, 2019 is explained by the change in exchange rates. On a constant currency basis, Same Store other SG&A increased 0.8% in the U.K. For the six months ended June 30, 2019, our total Same Store other SG&A costs grew 1.7% driven by increases of 3.4% and 0.1% in the U.S. and Brazil, respectively, partially offset by a 3.9% decline in the U.K. as compared to the same period in 2018.
Our total Same Store SG&A as a percentage of gross profit for the three months ended June 30, 2019, as compared to 2018, increased 50 basis points to 74.5%, reflecting an improvement in the U.S. that was more than offset by increases in the U.K. and Brazil segments. On an adjusted basis, total Same Store SG&A as a percentage of gross profit for the three months ended June 30, 2019 increased 80 basis points to 73.6%, reflecting increases of 1020 and 400 basis points in the U.K. and Brazil respectively, partially offset by a decrease of 40 basis points in the U.S. The improvement in adjusted U.S. Same Store SG&A as a percentage of gross profit primarily reflects the leverage from growth in our U.S. Same Store gross profit, coupled with continued cost control efforts. For the six months ended June 30, 2019 as compared to the same period in 2018, our total Same Store SG&A as a percentage of gross profit decreased 10 basis points to 75.3%, reflecting a decrease in the U.S. that was partially offset by increases in the U.K. and Brazil. On an adjusted basis, total Same Store SG&A as a percentage of gross profit decreased 30 basis points to 74.5% compared to the same period in 2018, driven by a decrease in the U.S., partially offset by increases in the U.K. and Brazil segments.

Depreciation and Amortization Data
(dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018
Same Stores
U.S.	$13,879	10.6%	N/A	$12,545	$26,828	7.6%	N/A	$24,933
U.K.	3,048	(0.1)%	5.6%	3,051	5,886	(0.2)%	6.0%	5,899
Brazil	406	(13.4)%	(6.4)%	469	796	(7.2)%	3.0%	858
Total Same Stores	17,333	7.9%	9.2%	16,065	33,510	5.7%	7.2%	31,690
Transactions	531			573	1,351			1,290
Total	$17,864	7.4%	8.7%	$16,638	$34,861	5.7%	7.2%	$32,980
(1)See “Non-GAAP Financial Measures” for more details.
Our total Same Store depreciation and amortization expense increased 7.9% and 5.7% for the three and six months ended June 30, 2019, when compared to the same period in 2018. This increase is substantially explained by the increase in our U.S. segment, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.
Floorplan Interest Expense
(dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018	2019	% Increase/(Decrease)	Constant Currency (1) % Increase/(Decrease)	2018
Same Stores
U.S.	$13,690	10.8%	N/A	$12,357	$27,310	12.6%	N/A	$24,256
U.K.	1,720	9.4%	15.9%	1,572	3,099	3.9%	10.5%	2,984
Brazil	179	28.8%	40.3%	139	278	(25.9)%	(14.7)%	375
Total Same Stores	15,589	10.8%	11.7%	14,068	30,687	11.1%	12.0%	27,615
Transactions	354			495	959			1,035
Total	$15,943	9.5%	10.3%	$14,563	$31,646	10.5%	11.4%	$28,650
Total Manufacturers’ Assistance	$11,812	3.2%	3.2%	$11,447	$22,294	(0.8)%	(0.8)%	$22,482
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
As of June 30, 2019, our average notional amount of interest rate swaps in effect was $902.0 million that fixed our underlying one-month LIBOR at a weighted average interest rate of 2.3%. The average notional amount of interest rate swaps in effect represented 64.9% of our average total U.S. floorplan borrowings outstanding for the quarter ended June 30, 2019. The majority of the monthly settlements of these interest rate swap liabilities are recognized as floorplan interest expense. From time to time, we utilize excess cash on hand to pay down our floorplan borrowings, and the resulting interest earned is recognized as an offset to our gross floorplan interest expense.

Our total Same Store floorplan interest expense increased 10.8% for the three months ended June 30, 2019, as compared to the same period in 2018. Our U.S. Same Store floorplan interest expense grew $1.3 million, or 10.8%, for the quarter ended June 30, 2019 as compared to the same period last year, primarily explained by an $84.1 million increase in our U.S. weighted average borrowings outstanding and increases in LIBOR, partially offset by the impact of our interest rates swaps. The increase in U.S. weighted average borrowings outstanding was primarily driven by increases in our new vehicle inventory values during the three months ended June 30, 2019 as compared to the same period last year, resulting from a higher mix of truck inventory to meet consumer demand. In the U.K., our Same Store floorplan interest expense increased 9.4% for the three months ended June 30, 2019 as compared to the same period in 2018, primarily explained by a $15.5 million increase in our U.K. weighted average borrowings outstanding, partially offset by a decline in our weighted average rates. The increase in our U.K. weighted average borrowings outstanding was the result of an increase in new vehicle inventory during the quarter due to lower sales volume resulting from the uncertainty around Brexit.
For the six months ended June 30, 2019, our total Same Store floorplan interest expense increased 11.1% as compared to the same period in 2018. Our U.S. Same Store floorplan interest expense increased 12.6% for the six months ended June 30, 2019, primarily explained by an $85.6 million increase in our U.S. weighted average borrowings outstanding and increases in LIBOR, partially offset by the impact of our interest rate swaps, compared to the same period a year ago. Our U.K. Same Store floorplan interest expense increased 3.9% for the six months ended June 30, 2019 as compared to the same period in 2018 driven by increases in our U.K. weighted average borrowings.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit, and our other long-term debt, partially offset by interest income. For the three months ended June 30, 2019, other interest expense, net decreased $1.5 million, or 7.5%, to $18.0 million as compared to the same period in 2018. For the six months ended June 30, 2019, other interest expense, net decreased $1.4 million, or 3.5%, to $36.9 million as compared to the same period in 2018. Decreases for both periods were primarily attributable to a decrease in the weighted average borrowings on our real estate related debt and finance leases.
Provision for Income Taxes
Our provision for income taxes decreased $4.7 million to $14.0 million for the three months ended June 30, 2019, as compared to the same period in 2018. For the six months ended June 30, 2019, our provision for income taxes decreased $1.5 million to $27.5 million, as compared to the same period in 2018. The decrease was primarily due to the decrease of pretax book income. For the three months ended June 30, 2019, our effective tax rate decreased to 22.2% from 24.9%, as compared to the same period in 2018. This decrease was primarily due to changes to valuation allowances provided for net operating losses in certain U.S. states and Brazil and excess tax deductions for restricted stock, partially offset by the tax impact of a dealership disposition in Brazil. For the six months ended June 30, 2019, our effective tax rate of 23.9% was nearly unchanged from 24.0% for the same period in 2018.
We expect our effective tax rate for the full-year of 2019 will be between 23.0% and 24.0%. We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income, considering future reversals of existing taxable temporary differences.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of our Floorplan Line and FMCC Facility (see Note 7, “Floorplan Notes Payable” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information) levels, cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital, and dealership and real estate acquisition financing, and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures, and acquisitions for the remainder of 2019. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2019 change, we may need to access the private or public capital markets to obtain additional funding.
Cash on Hand
As of June 30, 2019, our total cash on hand was $37.7 million. The balance of cash on hand excludes $69.5 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility as of June 30, 2019. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.

Cash Flows
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
We categorize the cash flows associated with borrowings and repayments on these various credit facilities as Operating or Financing Activities in our Unaudited Condensed Consolidated Statements of Cash Flows. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Unaudited Condensed Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (see Note 7, “Floorplan Notes Payable” in the Notes to Unaudited Condensed Consolidated Financial Statements for additional information) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. and Brazil unaffiliated with our manufacturer partners (collectively, “Non-OEM Floorplan Credit Facilities”), are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure “Adjusted net cash provided by operating activities,” which makes such reclassification, to further evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
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
The following tables set forth selected historical information regarding cash flows from our Unaudited Condensed Consolidated Statements of Cash Flows on a GAAP and on an adjusted, non-GAAP basis. For further explanation and reconciliation to the most directly comparable GAAP measures, see “Non-GAAP Financial Measures” below (in thousands):

	Six Months Ended June 30,
GAAP Basis	2019	2018
Net cash provided (used in) by operating activities	$252,948	$263,106
Net cash provided by (used in) investing activities	(71,605)	(87,827)
Net cash provided by (used in) financing activities	(157,768)	(158,466)
Effect of exchange rate changes on cash	(755)	(2,812)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$22,820	$14,001

	Six Months Ended June 30,
Adjusted, Non-GAAP Basis	2019	2018
Adjusted net cash provided by (used in) operating activities	$184,264	$185,700
Adjusted net cash provided by (used in) investing activities	(87,283)	(99,212)
Adjusted net cash provided by (used in) provided by financing activities	(73,406)	(69,675)
Effect of exchange rate changes on cash	(755)	(2,812)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$22,820	$14,001

Sources and Uses of Liquidity from Operating Activities
For the six months ended June 30, 2019, we generated $252.9 million of net cash flows from operating activities. On an adjusted basis for the same period, we generated $184.3 million in net cash flows from operating activities, primarily consisting of $87.9 million in net income, coupled with non-cash adjustments related to depreciation and amortization of $34.9 million, operating lease assets of $14.4 million, stock-based compensation of $10.0 million and deferred income taxes of $5.1 million, partially offset by a $6.0 million gain on the disposition of assets. Adjusted net cash flows from operating activities also includes a $34.9 million adjusted net change in operating assets and liabilities, including cash inflows of $77.3 million from increases in accounts payable and accrued expenses and $31.7 million from decreases in inventory level. These cash inflows were partially offset by cash outflows of $59.8 million from the adjusted net decrease in floorplan borrowings and $14.5 million from the decrease in operating lease liabilities.
For the six months ended June 30, 2018, we generated $263.1 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $185.7 million in net cash flow from operating activities, primarily consisting of $92.3 million in net income, as well as non-cash adjustments related to depreciation and amortization of $33.0 million, stock-based compensation of $9.9 million, deferred income taxes of $5.6 million, asset impairments of $4.3 million, and a $59.8 million net change in operating assets and liabilities, partially offset by a $20.7 million gain on sale of assets. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $56.7 million from the net decrease in vehicle receivables and contracts-in-transit, $47.3 million from decreases in inventory levels, $26.1 million from increases in accounts payable and accrued expenses, and $21.2 million from the net decrease in accounts and notes receivable. These cash inflows were partially offset by adjusted cash outflows of $80.9 million from the net decrease in floorplan borrowings.
Working Capital
At June 30, 2019, we had $26.8 million of working capital. This represents an increase of $11.0 million from December 31, 2018, when we had $15.8 million of working capital. The increase is primarily attributable to increased cash flow offset by the implementation of Topic 842 in which we recognized an incremental current liability, representing our operating lease liability, of $26.1 million upon transition and utilized the optional transition method whereby balances as of December 31, 2018 were unchanged. See Note 1, “Interim Financial Information” and Note 11, “Leases” in the Notes to Unaudited Condensed Consolidated Financial Statements for further information. Changes in our working capital are also typically explained by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flows from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures, or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the six months ended June 30, 2019, we used $71.6 million in net cash flows from investing activities. On an adjusted basis for the same period, we used $87.3 million in net cash flows from investing activities, representing $109.2 million used for purchases of property and equipment, partially offset by cash inflows of $22.3 million related to the disposition of franchises and property and equipment. Of the $109.2 million in property and equipment purchases, $46.5 million was used for capital expenditures, $59.2 million was used for the purchase of real estate associated with existing dealership operations and $3.5 million represents the net decrease in the accrual for capital expenditures from year-end.
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
Capital Expenditures
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

Acquisitions
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
Sources and Uses of Liquidity from Financing Activities
For the six months ended June 30, 2019, we used $157.8 million in net cash flows from financing activities. On an adjusted basis for the same period, we used $73.4 million in net cash flows from financing activities, primarily related to cash outflows of $44.8 million in net repayments on our Floorplan lines (representing the net cash activity in our floorplan offset accounts), $20.1 million in net payments on real estate debt, and $9.7 million in dividend payments.
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
Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding, and provide working capital for general corporate purposes.
The following table summarizes the position of our U.S. credit facilities as of June 30, 2019 (in thousands):

U.S. Credit Facilities	Total Commitment	Outstanding	Available
Floorplan Line (1)	$1,440,000	$1,098,936	$341,064
Acquisition Line (2)	360,000	63,453	296,547
Total Revolving Credit Facility	1,800,000	1,162,389	637,611
FMCC Facility (3)	300,000	177,523	122,477
Total U.S. Credit Facilities (4)	$2,100,000	$1,339,912	$760,088
(1)The available balance at June 30, 2019 includes $69.3 million of immediately available funds.
(2)The outstanding balance of $63.5 million is related to outstanding letters of credit of $25.5 million and $38.0 million in borrowings as of June 30, 2019. The borrowings outstanding under the Acquisition Line represent 30.0 million British pound sterling translated at the spot rate on the day borrowed, solely for the purpose of calculating the outstanding and available borrowings under the Acquisition Line. The available borrowings may be limited from time to time, based on certain debt covenants.
(3)The available balance at June 30, 2019 includes $0.2 million of immediately available funds.
(4)The outstanding balance excludes $279.9 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and non-Revolving Credit Facility rental vehicle financing.
Revolving Credit Facility
The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments, and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations, or securities (“Restricted Payments”). As of June 30, 2019, the Credit Facility Restricted Payment Basket totaled $106.1 million and we were in compliance with all our financial covenants, including:

	As of June 30, 2019
	Required	Actual
Total Adjusted Leverage Ratio	< 5.50	3.33
Fixed Charge Coverage Ratio	> 1.20	2.52
Based upon our current five-year operating and financial projections, we believe that we will remain compliant with such covenants in the future.

Other Inventory Credit Facilities and Financing Arrangements
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
See Note 7, “Floorplan Notes Payable” and Note 8, “Debt” in the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of our credit facilities, debt instruments, and other financing arrangements existing as of June 30, 2019.
Dividends
The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments, and other factors.
Further, we are limited under the terms of the Revolving Credit Facility, certain mortgage term loans, 5.00% Notes and 5.25% Notes in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock. As of June 30, 2019, the restricted payment baskets limited us to $106.1 million in restricted payments. Generally, these restricted payment baskets will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges, and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases. For the six months ended June 30, 2019, we paid dividends of $9.3 million to common stock shareholders and $0.4 million to unvested restricted stock award holders.
Non-GAAP Financial Measures
In addition to evaluating the financial condition and results of our operations in accordance with U.S. GAAP, from time to time our management evaluates and analyzes results and any impact on the Company of strategic decisions and actions relating to, among other things, cost reduction, growth, profitability improvement initiatives, and other events outside of normal, or “core,” business and operations, by considering alternative financial measures not prepared in accordance with U.S. GAAP. In our evaluation of results from time to time, we exclude items that do not arise directly from core operations, such as non-cash asset impairment charges, legal matters, gains and losses on dealership franchise or real estate transactions, and catastrophic events, such as hailstorms, hurricanes, and snow storms. Because these non-core charges and gains materially affect the Company’s financial condition or results in the specific period in which they are recognized, management also evaluates, and makes resource allocation and performance evaluation decisions based on, the related non-GAAP measures excluding such items. This includes evaluating measures such as adjusted selling, general and administrative expenses, adjusted net income, adjusted diluted income per share, adjusted cash flows from operating, investing and financing activities, and constant currency. These adjusted measures are not measures of financial performance under U.S. GAAP, but are instead considered non-GAAP financial performance measures. Non-GAAP measures do not have definitions under U.S. GAAP and may be defined differently by, and not be comparable to similarly titled measures used by, other companies. As a result, any non-GAAP financial measures considered and evaluated by management are reviewed in conjunction with a review of the most directly comparable measures calculated in accordance with U.S. GAAP. We caution investors not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable U.S. GAAP measures.
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
The following tables reconcile certain reported non-GAAP measures to the most comparable U.S. GAAP by segment and on a consolidated basis (in thousands, except per share amounts). Our U.K segment had no non-GAAP adjustments for the three and six months ended June 30, 2019 and 2018, respectively. Therefore, only our U.S and Brazil segments are reconciled below.

	U.S. Adjustments for
	Three Months Ended June 30, 2019
	U.S. GAAP	Catastrophic events	Non-GAAP adjusted
Selling, general and administrative expenses	$268,077	$(3,992)	$264,085
Income (loss) from operations	94,455	3,992	98,447
Income (loss) before income taxes	63,843	3,992	67,835
Benefit (provision) for income taxes	(15,075)	(963)	(16,038)
Net income (loss)	$48,768	$3,029	$51,797

SG&A as % gross profit	71.2%		70.1%
Operating margin	4.1%		4.3%
Pretax margin	2.8%		3.0%

Same Store SG&A	$263,184	$(3,992)	$259,192
Same Store SG&A as % gross profit	71.1%		70.0%

Same Store income (loss) from operations	$93,336	$3,992	$97,328
Same Store operating margin	4.2%		4.4%

	Brazil Adjustments for
	Three Months Ended June 30, 2019
	U.S. GAAP	Gain (loss) on real estate and dealership transactions	Legal matters	Non-cash asset impairment	Non-GAAP adjusted
Selling, general and administrative expenses	$11,602	$182	$378	$—	$12,162
Asset impairments	537	—	—	(537)	—
Income (loss) from operations	918	(182)	(378)	537	895
Income (loss) before income taxes	930	(182)	(378)	537	907
Benefit (provision) for income taxes	551	533	—	—	1,084
Net income (loss)	$1,481	$351	$(378)	$537	$1,991

SG&A as % gross profit	86.1%				90.3%
Operating margin	0.8%				0.8%
Pretax margin	0.8%				0.8%

Same Store SG&A	$11,506	$—	$—	$—	$11,506
Same Store SG&A as % gross profit	90.5%				90.5%

Same Store income (loss) from operations	$262	$—	$—	$537	$799
Same Store operating margin	0.2%				0.8%

	Consolidated Adjustments for
	Three Months Ended June 30, 2019
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Legal matters	Non-cash asset impairments	Non-GAAP adjusted
Selling, general and administrative expenses	$338,715	$(3,992)	$182	$378	$—	$335,283
Asset impairments	537	—	—	—	(537)	—
Income (loss) from operations	97,137	3,992	(182)	(378)	537	101,106
Income (loss) before income taxes	63,233	3,992	(182)	(378)	537	67,202
Benefit (provision) for income taxes	(14,008)	(963)	533	—	—	(14,438)
Net income (loss)	49,225	3,029	351	(378)	537	52,764
Less: Adjusted earnings (loss) allocated to participating securities	1,842	114	13	(14)	20	1,975
Adjusted net income (loss) available to diluted common shares	$47,383	$2,915	$338	$(364)	$517	$50,789

Diluted income (loss) per common share	$2.64	$0.16	$0.02	$(0.02)	$0.03	$2.83

Effective tax rate	22.2%					21.5%

SG&A as % gross profit	74.6%					73.8%
Operating margin	3.2%					3.4%
Pretax margin	2.1%					2.2%

Same Store SG&A	$331,688	$(3,992)	$—	$—	$—	$327,696
Same Store SG&A as % gross profit	74.5%					73.6%

Same Store income (loss) from operations	$95,409	$3,992	$—	$—	$537	$99,938
Same Store operating margin	3.2%					3.4%

	U.S. Adjustments for
	Six Months Ended June 30, 2019
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Legal matters	Non-GAAP adjusted
Selling, general and administrative expenses	$524,230	$(5,965)	$5,216	$(1,829)	$521,652
Income (loss) from operations	171,985	5,965	(5,216)	1,829	174,563
Income (loss) before income taxes	110,210	5,965	(5,216)	1,829	112,788
Benefit (provision) for income taxes	(27,488)	(1,482)	1,381	(481)	(28,070)
Net income (loss)	$82,722	$4,483	$(3,835)	$1,348	$84,718

SG&A as % gross profit	72.4%				72.1%
Operating margin	4.0%				4.0%
Pretax margin	2.5%				2.6%

Same Store SG&A	$516,471	$(5,964)	$1,076	$(1,829)	$509,754
Same Store SG&A as % gross profit	72.7%				71.8%

Same Store income (loss) from operations	$166,774	$5,965	$(1,076)	$1,829	$173,492
Same Store operating margin	3.9%				4.1%

	Brazil Adjustments for
	Six Months Ended June 30, 2019
	U.S. GAAP	Gain (loss) on real estate and dealership transactions	Legal matters	Non-cash asset impairment	Non-GAAP adjusted
Selling, general and administrative expenses	$23,965	$182	$(194)	$—	$23,953
Asset impairments	537	—	—	(537)	—
Income (loss) from operations	744	(182)	194	537	1,293
Income (loss) before income taxes	495	(182)	194	537	1,044
Benefit (provision) for income taxes	532	533	—	—	1,065
Net income (loss)	$1,027	$351	$194	$537	$2,109

SG&A as % gross profit	91.9%				91.9%
Operating margin	0.3%				0.6%
Pretax margin	0.2%				0.5%

Same Store SG&A	$22,568	$—	$—	$—	$22,568
Same Store SG&A as % gross profit	93.5%				93.5%

Same Store income from operations	$245	$—	$—	$537	$782
Same Store operating margin	0.1%				0.4%

		Consolidated Adjustments for
		Six Months Ended June 30, 2019
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Legal matters	Non-cash asset impairments	Non-GAAP adjusted
Selling, general and administrative expenses	$666,423	$(5,965)	$5,398	$(2,023)	$—	$663,833
Asset impairments	537	—	—	—	(537)	—
Income (loss) from operations	183,935	5,965	(5,398)	2,023	537	187,062
Income (loss) before income taxes	115,409	5,965	(5,398)	2,023	537	118,536
Benefit (provision) for income taxes	(27,536)	(1,482)	1,914	(481)	—	(27,585)
Net income (loss)	87,873	4,483	(3,484)	1,542	537	90,951
Less: Adjusted earnings (loss) allocated to participating securities	3,299	170	(132)	58	20	3,415
Adjusted net income (loss) available to diluted common shares	$84,574	$4,313	$(3,352)	$1,484	$517	$87,536

Diluted income (loss) per common share	$4.73	$0.25	$(0.19)	$0.08	$0.03	$4.90

Effective tax rate	23.9%					23.3%

SG&A as % gross profit	75.2%					74.9%
Operating margin	3.2%					3.2%
Pretax margin	2.0%					2.0%

Same Store SG&A	$647,325	$(5,965)	$1,076	$(1,829)	$—	$640,607
Same Store SG&A as % gross profit	75.3%					74.5%

Same Store income (loss) from operations	$177,982	$5,965	$(1,076)	$1,829	$537	$185,237
Same Store operating margin	3.2%					3.3%

		U.S. Adjustments for
	Three Months Ended June 30, 2018
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Legal matters	Non-cash asset impairments	Non-GAAP adjusted
Selling, general and administrative expenses	$234,279	$(5,812)	$20,119	$(2,000)	$—	$246,586
Asset impairments	4,268	—	—	—	(4,268)	—
Income (loss) from operations	99,083	5,812	(20,119)	2,000	4,268	91,044
Income (loss) before income taxes	68,942	5,812	(20,119)	2,000	4,268	60,903
Benefit (provision) for income taxes	(17,402)	(1,444)	4,917	(496)	(1,089)	(15,514)
Net income (loss)	$51,540	$4,368	$(15,202)	$1,504	$3,179	$45,389

SG&A as % gross profit	66.8%					70.3%
Operating margin	4.6%					4.2%
Pretax margin	3.2%					2.8%
2018 v. 2019
Same Store SG&A	$244,896	$(5,812)	$3,218	$(2,000)	$—	$240,302
Same Store SG&A as % gross profit	71.7%					70.4%

Same Store income from operations	$81,187	$5,812	$(3,218)	$2,000	$3,099	$88,880
Same Store operating margin	3.9%					4.2%

	Brazil Adjustments for
	Three Months Ended June 30, 2018
	U.S. GAAP	Legal matters	Non-GAAP adjusted
Selling, general and administrative expenses	$11,555	$(550)	$11,005
Income (loss) from operations	659	550	1,209
Income (loss) before income taxes	230	550	780
Benefit (provision) for income taxes	(420)	(72)	(492)
Net income (loss)	$(190)	$478	$288

SG&A as % gross profit	91.1%		86.7%
Operating margin	0.6%		1.1%
Pretax margin	0.2%		0.7%
2018 v. 2019
Same Store SG&A	$11,307	$(427)	$10,880
Same Store SG&A as % gross profit	89.9%		86.5%

Same Store income from operations	$807	$427	$1,234
Same Store operating margin	0.8%		1.2%

	Consolidated Adjustments for
	Three Months Ended June 30, 2018
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Legal matters	Non-Cash asset impairments	Non-GAAP adjusted
Selling, general and administrative expenses	$308,092	$(5,812)	$20,119	$(2,550)	$—	$319,849
Asset impairments	4,268	—		—	(4,268)	—
Income (loss) from operations	109,165	5,812	(20,119)	2,550	4,268	101,676
Income (loss) before income taxes	75,188	5,812	(20,119)	2,550	4,268	67,699
Benefit (provision) for income taxes	(18,725)	(1,444)	4,917	(568)	(1,089)	(16,909)
Net income (loss)	56,463	4,368	(15,202)	1,982	3,179	50,790
Less: Adjusted earnings (loss) allocated to participating securities	1,916	149	(519)	68	108	1,722
Adjusted net income (loss) available to diluted common shares	$54,547	$4,219	$(14,683)	$1,914	$3,071	$49,068

Diluted income per common share	$2.72	$0.21	$(0.73)	$0.10	$0.15	$2.45

Effective tax rate	24.9%					25.0%

SG&A as % gross profit	70.3%					73.0%
Operating margin	3.7%					3.5%
Pretax margin	2.6%					2.3%
2018 v. 2019
Same Store SG&A	$315,906	$(5,812)	$3,218	(2,427)	$—	$310,885
Same Store SG&A as % gross profit	74.0%					72.8%

Same Store income from operations	$92,113	$5,812	$(3,218)	$2,427	$3,099	$100,233
Same Store operating margin	3.2%					3.5%

	U.S. Adjustments for
	Six Months Ended June 30, 2018
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Legal matters	Non-cash asset impairments	Non-GAAP adjusted
Selling, general and administrative expenses	$487,220	$(5,812)	$20,119	$(2,000)	$—	$499,527
Asset impairments	4,268	—	—	—	(4,268)	—
Income (loss) from operations	168,946	5,812	(20,119)	2,000	4,268	160,907
Income (loss) before income taxes	109,452	5,812	(20,119)	2,000	4,268	101,413
Benefit (provision) for income taxes	(26,759)	(1,444)	4,917	(496)	(1,089)	(24,871)
Net income (loss)	$82,693	$4,368	$(15,202)	$1,504	$3,179	$76,542

SG&A as % gross profit	71.0%					72.8%
Operating margin	4.0%					3.8%
Pretax margin	2.6%					2.4%
2018 v. 2019
Same Store SG&A	$489,849	$(5,811)	$3,218	$(2,000)	$—	$485,256
Same Store SG&A as % gross profit	73.3%					72.6%

Same Store income (loss) from operations	$150,417	$5,812	$(3,218)	$2,000	$3,099	$158,110
Same Store operating margin	3.6%					3.8%

	Brazil Adjustments for
	Six Months Ended June 30, 2018
	U.S. GAAP	Legal matters	Non-GAAP adjusted
Selling, general and administrative expenses	$23,365	$(550)	$22,815
Income (loss) from operations	1,087	550	1,637
Income (loss) before income taxes	150	550	700
Benefit (provision) for income taxes	(554)	(72)	(626)
Net income (loss)	$(404)	$478	$74

SG&A as % gross profit	92.3%		90.1%
Operating margin	0.5%		0.7%
Pretax margin	0.1%		0.3%
2018 v. 2019
Same Store SG&A	$23,038	$(427)	$22,611
Same Store SG&A as % gross profit	91.4%		89.7%

Same Store income (loss) from operations	$1,315	$427	$1,742
Same Store operating margin	0.6%		0.8%

		Consolidated Adjustments for
	Six Months Ended June 30, 2018
	U.S. GAAP	Catastrophic events	Gain (loss) on real estate and dealership transactions	Legal matters	Non-cash asset impairments	Non-GAAP adjusted
Selling, general and administrative expenses	$632,439	$(5,812)	$20,119	$(2,550)	$—	$644,196
Asset impairments	4,268	—		—	(4,268)	—
Income (loss) from operations	188,239	5,812	(20,119)	2,550	4,268	180,750
Income (loss) before income taxes	121,355	5,812	(20,119)	2,550	4,268	113,866
Benefit (provision) for income taxes	(29,078)	(1,444)	4,917	(568)	(1,089)	(27,262)
Net income (loss)	92,277	4,368	(15,202)	1,982	3,179	86,604
Less: Adjusted earnings (loss) allocated to participating securities	3,123	149	(518)	68	108	2,930
Adjusted net income (loss) available to diluted common shares	$89,154	$4,219	$(14,684)	$1,914	$3,071	$83,674

Diluted income (loss) per common share	$4.42	$0.21	$(0.73)	$0.10	$0.15	$4.15

Effective tax rate	24.0%					23.9%

SG&A as % gross profit	73.7%					75.1%
Operating margin	3.2%					3.1%
Pretax margin	2.1%					2.0%
2018 v. 2019
Same Store SG&A	$627,872	$(5,812)	$3,218	$(2,427)	$—	$622,851
Same Store SG&A as % gross profit	75.4%					74.8%

Same Store income (loss) from operations	$170,612	$5,812	$(3,218)	$2,427	$3,099	$178,732
Same Store operating margin	3.0%					3.2%
The following table reconciles cash flows provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	% Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$252,948	$263,106	(3.9)%
Change in floorplan notes payable - credit facilities, excluding floorplan offset account and net acquisition and disposition related activity	(68,734)	(79,406)
Change in floorplan notes payable - manufacturer affiliates associated with net acquisition and disposition related activity	50	2,000
Adjusted net cash provided by (used in) operating activities	$184,264	$185,700	(0.8)%
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	$(71,605)	$(87,827)	18.5%
Change in cash paid for acquisitions, associated with floorplan notes payable	—	6,144
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(15,678)	(17,529)
Adjusted net cash provided by (used in) investing activities	$(87,283)	$(99,212)	12.0%
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	$(157,768)	$(158,466)	0.4%
Change in net borrowings and repayments on floorplan notes payable - credit facilities, excluding net activity associated with our floorplan offset account	84,362	88,791
Adjusted net cash provided by (used in) provided by financing activities	$(73,406)	$(69,675)	(5.4)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided regarding our foreign currency exchange rates and financial instruments to which we are a party at June 30, 2019, and from which we may incur future gains or losses from changes in market interest rates and/or foreign currency rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Interest Rates
We have interest rate risk in our variable-rate debt obligations. As of June 30, 2019, we had $1.8 billion of variable-rate borrowings outstanding. Based on the average amount of variable-rate borrowings outstanding for the six months ended June 30, 2019, and before the impact of our interest rate swaps described above, a 100 basis-point change in interest rates would have resulted in an approximate $17.9 million change to our annual interest expense. After consideration of the average interest rate swaps described in effect during the six months ended June 30, 2019, a 100 basis-point change would have yielded a net annual change of $8.9 million in annual interest expense.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which historically has been influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the six months ended June 30, 2019, we recognized $22.3 million of interest assistance as a reduction of new vehicle cost of sales.
Foreign Currency Exchange Rates
The functional currency of our U.K. subsidiaries is the British pound sterling and of our Brazil subsidiaries is the Brazilian real. Our exposure to fluctuating exchange rates relates to the effects of translating financial statements of these subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in a $114.2 million decrease to our revenues for the six months ended June 30, 2019. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in a $19.6 million decrease to our revenues for the six months ended June 30, 2019.
For additional information about our market sensitive financial instruments, please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations”, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4. to “Item 8. Financial Statements and Supplementary Data” in our 2018 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.
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

Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. For a discussion of our legal proceedings, see Part I, “Item 1. Financial Statements,” Notes to Unaudited Condensed Consolidated Financial Statements, Note 10, “Commitments and Contingencies”.
Item 1A. Risk Factors
There have been no material changes during the period ended June 30, 2019 in our “Risk Factors” as discussed in Item 1A. of our 2018 Form 10-K, other than the risks describe below.
The U.K.’s withdrawal from the E.U. may have a negative effect on global economic conditions, financial markets and our business, which could adversely affect our revenue and results of operations.
The U.K. is currently scheduled to exit the E.U. on October 31, 2019. However, Brexit could occur earlier if the U.K. and E.U. mutually agree or later if another extension is granted. The future terms of the U.K.’s relationship with the European Union remain uncertain. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions, could contribute to instability in global financial and foreign exchange markets, including continued volatility in the value of the British pound sterling or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, legal, regulatory or otherwise) beyond the date of Brexit. More specifically, it could lead to:

•
A decrease in sales or revenues attributable to increased retail prices of new vehicles as the majority of vehicles sold in the U.K. are imported from other countries in Europe and could be subject to additional tariffs;

•
An increase in supply chain risk for automotive retailers and manufacturers due to the impact of changes in the U.K.’s access to free trade agreements, resulting in custom checks and tariffs, which could delay delivery of vehicles or parts;

•
Continued volatility in the currencies in which we transact our business. As exchange rates fluctuate, our revenue and results of operations as reported under U.S. GAAP fluctuates. A weakening British pound sterling as compared to the U.S. Dollar negatively impacts our U.S. Dollar reported results of operations. Our U.K. business generated approximately 22% of our total revenue for the six months ended June 30, 2019.

•	Labor risk: Brexit might impact the hiring and movement of employees and subject companies to local labor laws.

•
Regulatory risk: Exposure to different laws and regulations might impact businesses. For example, the loss of passporting arrangements that permit U.K. entities to serve E.U. businesses and customers and efforts required to relocate U.K. operations or use E.U. subsidiaries. Also airlines have potential antitrust issues.

Any of these effects of Brexit, and others we cannot anticipate, could materially adversely affect our business, consolidated financial position, results of operations and cash flows.
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

10.1	—
Eleventh Amended and Restated Revolving Credit Agreement dated effective as of June 27, 2019 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed July 1, 2019)

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
Date: August 2, 2019