Form 10-Q
period 2019-09-30
GROUP 1 AUTOMOTIVE INC
filed 2019-10-30
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	☐	Accelerated filer

Non-accelerated filer	☐	☐	Smaller reporting company

		☐	Emerging growth company
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of October 28, 2019, the registrant had 18,619,112 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41.0	$15.9
Contracts-in-transit and vehicle receivables, net	256.2	265.7
Accounts and notes receivable, net	222.2	194.0
Inventories, net	1,792.7	1,844.1
Prepaid expenses and other current assets	74.4	82.7
TOTAL CURRENT ASSETS	2,386.5	2,402.4
Property and equipment, net of accumulated depreciation of $380.5 and $347.3, respectively	1,484.8	1,347.8
Operating lease assets	204.7	—
Goodwill	979.0	963.9
Intangible franchise rights	252.9	259.6
Other assets	21.1	27.4
TOTAL ASSETS	$5,329.0	$5,001.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $25.0 and $33.6, respectively	$1,199.8	$1,258.9
Floorplan notes payable — manufacturer affiliates, net of offset account of $0.2 and $0.1, respectively	410.5	417.8
Current maturities of long-term debt	66.0	93.0
Current operating lease liabilities	23.9	—
Accounts payable	483.3	419.4
Accrued expenses and other current liabilities	213.8	197.6
TOTAL CURRENT LIABILITIES	2,397.3	2,386.7
Long-term debt, net of current maturities	1,308.0	1,281.4
Operating lease liabilities, net of current portion	195.5	—
Deferred income taxes	131.4	134.7
Other liabilities	110.5	102.6
Commitments and Contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,504,131 and 25,494,328 shares issued, respectively	0.3	0.3
Additional paid-in capital	291.9	292.8
Retained earnings	1,499.8	1,394.8
Accumulated other comprehensive income (loss)	(169.5)	(137.8)
Treasury stock, at cost; 6,885,019 and 7,171,661 shares, respectively	(436.2)	(454.4)
TOTAL STOCKHOLDERS’ EQUITY	1,186.3	1,095.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,329.0	$5,001.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
New vehicle retail sales	$1,652.2	$1,539.5	$4,632.2	$4,608.7
Used vehicle retail sales	869.7	792.4	2,527.8	2,394.8
Used vehicle wholesale sales	85.3	86.6	273.4	283.4
Parts and service sales	383.5	354.5	1,130.8	1,062.1
Finance, insurance and other, net	127.6	116.1	368.2	343.5
Total revenues	3,118.3	2,889.1	8,932.4	8,692.5
COST OF SALES:
New vehicle retail sales	1,577.0	1,461.9	4,415.7	4,379.1
Used vehicle retail sales	815.5	742.3	2,372.5	2,250.0
Used vehicle wholesale sales	84.9	86.9	272.7	281.8
Parts and service sales	175.3	162.9	520.1	488.6
Total cost of sales	2,652.7	2,454.0	7,581.0	7,399.5
GROSS PROFIT:	465.6	435.1	1,351.4	1,293.0
Selling, general and administrative expenses	354.0	316.8	1,020.4	949.2
Depreciation and amortization expense	18.0	16.9	53.0	50.0
Asset impairments	10.3	23.2	10.8	27.4
INCOME (LOSS) FROM OPERATIONS	83.3	78.2	267.2	266.4
INTEREST EXPENSE:
Floorplan interest expense	15.4	14.7	47.0	43.3
Other interest expense, net	18.9	19.1	55.8	57.4
INCOME (LOSS) BEFORE INCOME TAXES	49.0	44.4	164.4	165.7
(Benefit) provision for income taxes	11.0	9.6	38.5	38.6
NET INCOME (LOSS)	$38.0	$34.8	$125.9	$127.1
BASIC EARNINGS (LOSS) PER SHARE	$2.04	$1.74	$6.78	$6.18
Weighted average common shares outstanding	18.0	19.3	17.9	19.9
DILUTED EARNINGS (LOSS) PER SHARE	$2.04	$1.74	$6.77	$6.18
Weighted average dilutive common shares outstanding	18.0	19.3	17.9	19.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME (LOSS)	$38.0	$34.8	$125.9	$127.1
Other comprehensive income (loss):
Foreign currency translation adjustment	(11.6)	(5.9)	(12.0)	(22.2)
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of $1.7, ($0.8), $6.0 and ($4.4), respectively	(5.6)	2.7	(19.2)	14.0
Reclassification adjustment for realized (gain) loss on interest rate swap termination included in SG&A, net of tax benefit (provision) of $0.0, $-, $0.0 and ($0.2), respectively	0.1	—	0.1	(0.7)
Reclassification adjustment for (gain) loss included in interest expense, net of tax benefit (provision) of $0.0, $0.3, ($0.2) and $1.1, respectively	0.1	0.8	(0.6)	3.4
Unrealized gain (loss) on interest rate risk management activities, net of tax	(5.4)	3.5	(19.7)	16.7
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(17.0)	(2.4)	(31.7)	(5.5)
COMPREHENSIVE INCOME (LOSS)	$21.0	$32.4	$94.2	$121.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, June 30, 2019	25,510,280	$0.3	$288.2	$1,467.0	$(152.5)	$(438.8)	$1,164.2
Net income (loss)	—	—	—	38.0	—	—	38.0
Other comprehensive income (loss), net of taxes	—	—	—	—	(17.0)	—	(17.0)
Net issuance of treasury shares to employee stock compensation plans	(6,149)	—	(0.7)	—	—	2.6	1.9
Stock-based compensation	—	—	4.4	—	—	—	4.4
Dividends paid, net of estimated forfeitures relative to participating securities ($0.28 per share)	—	—	—	(5.2)	—	—	(5.2)
BALANCE, September 30, 2019	25,504,131	$0.3	$291.9	$1,499.8	$(169.5)	$(436.2)	$1,186.3

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, December 31, 2018	25,494,328	$0.3	$292.8	$1,394.8	$(137.8)	$(454.4)	$1,095.7
Net income (loss)	—	—	—	125.9	—	—	125.9
Other comprehensive income (loss), net of taxes	—	—	—	—	(31.7)	—	(31.7)
Net issuance of treasury shares to employee stock compensation plans	9,803	—	(15.3)	—	—	18.2	2.9
Stock-based compensation	—	—	14.4	—	—	—	14.4
Dividends paid, net of estimated forfeitures relative to participating securities ($0.80 per share)	—	—	—	(14.8)	—	—	(14.8)
ASC 842 cumulative adjustment	—	—	—	(6.1)	—	—	(6.1)
BALANCE, September 30, 2019	25,504,131	$0.3	$291.9	$1,499.8	$(169.5)	$(436.2)	$1,186.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, June 30, 2018	25,511,536	$0.3	$288.5	$1,339.2	$(126.4)	$(328.9)	$1,172.7
Net income (loss)	—	—	—	34.8	—	—	34.8
Other comprehensive income (loss), net of taxes	—	—	—	—	(2.3)	—	(2.3)
Tax effects reclassified from accumulated other comprehensive income (loss)	—	—	—	0.1	(0.1)	—	—
Purchases of treasury stock	—	—	—	—	—	(57.3)	(57.3)
Net issuance of treasury shares to employee stock compensation plans	(17,100)	—	(2.2)	—	—	3.6	1.4
Stock-based compensation	—	—	4.3	—	—	—	4.3
Dividends paid, net of estimated forfeitures relative to participating securities ($0.26 per share)	—	—	—	(5.2)	—	—	(5.2)
BALANCE, September 30, 2018	25,494,436	$0.3	$290.6	$1,368.9	$(128.8)	$(382.6)	$1,148.4

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, December 31, 2017	25,515,374	$0.3	$291.4	$1,246.3	$(123.2)	$(290.5)	$1,124.3
Net income (loss)	—	—	—	127.1	—	—	127.1
Other comprehensive income (loss), net of taxes	—	—	—	—	(5.5)	—	(5.5)
Tax effects reclassified from accumulated other comprehensive income (loss)	—	—	—	0.1	(0.1)	—	—
Purchases of treasury stock	—	—	—	—	—	(108.6)	(108.6)
Net issuance of treasury shares to employee stock compensation plans	(20,938)	—	(15.0)	—	—	16.5	1.5
Stock-based compensation	—	—	14.2	—	—	—	14.2
Dividends paid, net of estimated forfeitures relative to participating securities ($0.78 per share)	—	—	—	(16.0)	—	—	(16.0)
ASC 606 cumulative adjustment	—	—	—	11.4	—	—	11.4
BALANCE, September 30, 2018	25,494,436	$0.3	$290.6	$1,368.9	$(128.8)	$(382.6)	$1,148.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$125.9	$127.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	53.0	50.0
Change in operating lease assets	21.2	—
Deferred income taxes	3.6	4.1
Asset impairments	10.8	27.4
Stock-based compensation	14.4	14.2
Amortization of debt discount and issue costs	3.1	2.5
(Gain) loss on disposition of assets	(5.9)	(27.0)
Other	0.7	0.6
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	99.1	35.5
Accounts and notes receivable	(31.6)	28.4
Inventories	41.7	33.7
Contracts-in-transit and vehicle receivables	8.1	70.2
Prepaid expenses and other assets	(10.5)	(22.4)
Floorplan notes payable - manufacturer affiliates	(1.1)	13.9
Deferred revenues	(0.4)	(0.8)
Operating lease liabilities	(21.3)	—
Net cash provided by (used in) operating activities	310.8	357.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(97.0)	(135.3)
Proceeds from disposition of franchises, property and equipment	43.1	107.7
Purchases of property and equipment, including real estate	(139.5)	(118.3)
Other	(0.1)	0.4
Net cash provided by (used in) investing activities	(193.5)	(145.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	5,311.2	5,106.8
Repayments on credit facility - floorplan line and other	(5,364.3)	(5,185.2)
Borrowings on credit facility - acquisition line	230.5	98.6
Repayments on credit facility - acquisition line	(211.4)	(91.4)
Debt issue costs	(3.2)	—
Borrowings on other debt	130.8	123.3
Principal payments on other debt	(133.7)	(105.6)
Borrowings on debt related to real estate, net of debt issue costs	74.8	54.7
Principal payments on debt related to real estate	(112.8)	(83.2)
Employee stock purchase plan purchases, net of employee tax withholdings	2.8	1.5
Proceeds from termination of mortgage swap	—	0.9
Repurchases of common stock, amounts based on settlement date	—	(108.6)
Dividends paid	(14.8)	(16.0)
Net cash provided by (used in) financing activities	(90.1)	(204.2)
Effect of exchange rate changes on cash	(1.3)	(2.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	25.9	4.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	18.7	29.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$44.6	$34.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL INFORMATION
Business
Group 1 Automotive, Inc., a Delaware corporation, (“Group 1” and together with its subsidiaries, the “Company”) is a leading operator in the automotive retailing industry with business activities in 15 states in the United States of America (“U.S.”), 33 towns in the United Kingdom (“U.K.”) and three states in Brazil. The Company, through its three regions, sells new and used vehicles, arranges related vehicle financing, sells service and insurance contracts, provides automotive maintenance and repair services and sells vehicle parts.
As of September 30, 2019, the Company’s U.S. retail network consisted of 117 dealerships within the following states: Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina and Texas. The President of U.S. Operations reports directly to the Company’s Chief Executive Officer and is responsible for the overall performance of the U.S. region, as well as overseeing the market directors and dealership general managers. In addition, as of September 30, 2019, the Company had two international regions: (i) the U.K., which consisted of 49 dealerships and (ii) Brazil, which consisted of 17 dealerships. The operations of the Company’s international regions are structured similarly to the U.S. region.
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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements and notes thereto, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Results for interim periods are not necessarily indicative of the results that can be expected for a full year and therefore should be read in conjunction with the Company’s audited Financial Statements and notes thereto included within the Company’s most recent Annual Report on Form 10-K. Certain reclassifications have been made to prior periods to conform with current period presentation with no effect on the Company’s previously reported consolidated financial position, results of operations or cash flows. Certain disclosures are reported as zero balances, or may not compute, due to rounding. These Condensed Consolidated Financial Statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly state, in all material respects, the Company’s financial position and results of operations for the periods presented.
Use of Estimates
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates. Significant estimates made in the accompanying Condensed Consolidated Financial Statements include, but are not limited to, inventory market adjustments, reserves for chargebacks against revenue recognized from the sale of finance and insurance products, reserves for self-insurance programs, certain assumptions related to goodwill and intangible franchise rights and reserves for potential legal or similar proceedings related to the Company’s business.

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
Upon adoption of Topic 842, the Company recognized ROU assets and lease liabilities based on the present value of its remaining minimum rental payments for existing operating leases as of the adoption date, utilizing the Company’s applicable incremental borrowing rate also as of the adoption date. The adoption of Topic 842 resulted in the Company recognizing $222.6 million of operating ROU assets and $236.7 million of operating lease liabilities as of January 1, 2019. The difference between ROU assets and lease liabilities is primarily the result of prepaid rent, favorable lease assets and net unfavorable lease liabilities. Additionally, the Company recognized a $6.1 million cumulative-effect adjustment, net of deferred tax impact, to retained earnings as of January 1, 2019 resulting from the impairment of certain operating ROU assets upon the adoption of Topic 842. The Company’s accounting for its finance leases, previously termed as capital leases under ASC 840, remained substantially unchanged. The adoption of Topic 842 had no material impact on the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows. For further details, see Note 11, “Leases”.
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
2. REVENUE
The following tables present the Company’s revenues disaggregated by revenue source and geographical segments (in millions):

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
REVENUES:
New vehicle retail sales	$1,291.7	$290.7	$69.8	$1,652.2	$3,512.1	$911.6	$208.5	$4,632.2
Used vehicle retail sales	657.6	189.3	22.8	869.7	1,877.6	586.8	63.4	2,527.8
Used vehicle wholesale sales	45.9	35.0	4.4	85.3	133.0	127.1	13.3	273.4
Total new and used vehicle sales	1,995.2	515.0	97.0	2,607.2	5,522.7	1,625.5	285.2	7,433.4
Parts and service sales (1)	314.9	56.6	12.0	383.5	922.2	172.5	36.1	1,130.8
Finance, insurance and other, net (2)	112.7	13.0	1.9	127.6	319.4	43.2	5.6	368.2
Total revenues	$2,422.8	$584.6	$110.9	$3,118.3	$6,764.3	$1,841.2	$326.9	$8,932.4

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
REVENUES:
New vehicle retail sales	$1,196.6	$278.0	$64.9	$1,539.5	$3,433.4	$971.1	$204.2	$4,608.7
Used vehicle retail sales	572.0	200.1	20.3	792.4	1,727.8	600.7	66.3	2,394.8
Used vehicle wholesale sales	40.7	41.7	4.2	86.6	137.5	134.4	11.5	283.4
Total new and used vehicle sales	1,809.3	519.8	89.4	2,418.5	5,298.7	1,706.2	282.0	7,286.9
Parts and service sales (1)	289.3	53.8	11.4	354.5	862.6	165.0	34.5	1,062.1
Finance, insurance and other, net (2)	101.6	12.3	2.2	116.1	295.2	42.3	6.0	343.5
Total revenues	$2,200.2	$585.9	$103.0	$2,889.1	$6,456.5	$1,913.5	$322.5	$8,692.5

(1) The Company has applied the optional exemption not to disclose revenue related to remaining performance obligations on our maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $2.6 million and $6.8 million during the three months ended September 30, 2019 and 2018 and $14.8 million and $12.5 million during the nine months ended September 30, 2019 and 2018, respectively, relating to performance obligations satisfied in previous periods on our retrospective commission income contracts.
Contract assets associated with revenue from the arrangement of financing and sale of service and insurance contracts totaled $19.9 million and $14.6 million as of September 30, 2019 and December 31, 2018, respectively, reflected in Prepaid expenses and other current assets and Other assets within the Condensed Consolidated Balance Sheets.
3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the nine months ended September 30, 2019, the Company acquired two dealerships representing four franchises in the U.S. and four dealerships representing five franchises in the U.K. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, totaled $97.0 million, including the associated real estate and goodwill. The purchase prices were allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates. The Company also opened one dealership representing one awarded franchise in the U.S. and one dealership representing one awarded franchise in the U.K.
During the nine months ended September 30, 2018, the Company acquired five dealerships representing eight franchises and added one franchise in the U.K., acquired one dealership representing one franchise in Brazil, and acquired four dealerships inclusive of four franchises in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, totaled $140.4 million, including the associated real estate and goodwill. Also included in the consideration paid was $5.1 million of cash received in the acquisition of the dealerships. The purchase prices were allocated based upon the consideration paid and the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates.
Dispositions
During the nine months ended September 30, 2019, the Company disposed of four dealerships representing seven franchises and terminated two franchises in the U.S., disposed of three dealerships representing four franchises in the U.K. and disposed of one dealership representing one franchise in Brazil. The Company recorded a net pre-tax gain totaling $5.0 million related to the these dispositions, which consisted of dealership assets and related real estate. During the nine months ended September 30, 2018, the Company disposed of two dealerships representing three franchises and terminated one franchise in the U.S. and disposed of one franchise in the U.K. The Company recorded a net pre-tax gain totaling $24.4 million related to these dispositions, which consisted of dealership assets and related real estate.

4. EQUITY
Performance Awards
During the nine months ended September 30, 2019 under the 2014 Long-Term Incentive Plan, the Company granted 30,555 performance awards to certain employees at no cost to the recipient. The weighted average grant date fair value of these awards was $67.17 per share. The performance awards do not qualify as participating securities. The performance awards contain both performance and market conditions to be evaluated over a two-year performance period and are subject to vesting over a three-year service period. Based on the performance criteria, up to 200% of the granted shares may be earned. Compensation expense for the awards with performance conditions is calculated based on the market price of the Company’s common stock at the date of grant and the forecasted achievement of such performance conditions and is recognized over the requisite service period. Compensation expense for the awards with market conditions is calculated based upon the fair value of the award on the date of grant and is recognized over the requisite service period. All performance awards remained unvested as of September 30, 2019.
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
The following table sets forth the calculation of EPS for the three and nine months ended September 30, 2019 and 2018 (in millions, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average basic common shares outstanding	17,961,555	19,252,948	17,889,572	19,858,643
Dilutive effect of stock awards and employee stock purchases, net of assumed repurchase of treasury stock	17,145	8,122	17,978	8,876
Weighted average dilutive common shares	17,978,700	19,261,070	17,907,550	19,867,519
Basic:
Net income (loss)	$38.0	$34.8	$125.9	$127.1
Less: Earnings (loss) allocated to participating securities	1.4	1.2	4.7	4.3
Net income (loss) available to basic common shares	$36.6	$33.6	$121.2	$122.8
Basic earnings (loss) per common share	$2.04	$1.74	$6.78	$6.18
Diluted:
Net income (loss)	$38.0	$34.8	$125.9	$127.1
Less: Earnings (loss) allocated to participating securities	1.4	1.2	4.7	4.3
Net income (loss) available to diluted common shares	$36.6	$33.6	$121.2	$122.8
Diluted earnings (loss) per common share	$2.04	$1.74	$6.77	$6.18

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

The Company categorizes the cash flows associated with borrowings and repayments on these various credit facilities as Operating or Financing Activities in its Condensed Consolidated Statements of Cash Flows. All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to manufacturer affiliated lenders participating in the Company’s syndicated lending group under the Revolving Credit Facility, as defined in Note 7, “Floorplan Notes Payable”) are presented within Cash Flows from Operating Activities in the Company’s Condensed Consolidated Statements of Cash Flows. All borrowings from, and repayments to, the syndicated lending group under the Revolving Credit Facility (including the cash flows from or to manufacturer affiliated lenders participating in the facility), as well as borrowings from, and repayments to, the Company’s other credit facilities, are presented within Cash Flows from Financing Activities.
Cash, Cash Equivalents and Restricted Cash
The total amounts presented on the Company’s Condensed Consolidated Statements of Cash Flows include cash, cash equivalents and restricted cash. Restricted cash includes certain unsecured investment obligations with manufacturer-affiliated finance companies, which bear interest at a variable rate and are redeemable on demand by the Company. The following table reconciles cash and cash equivalents reported in the Company’s Condensed Consolidated Balances Sheets to the total amounts reported in the Company’s Condensed Consolidated Statements of Cash Flows (in millions):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$41.0	$15.9
Restricted cash, included in Other assets	3.6	2.8
Total cash, cash equivalents and restricted cash	$44.6	$18.7

Non-cash Investing and Financing Activities
The Company accrued for purchases of property and equipment, including real estate of $5.6 million and $6.1 million at September 30, 2019 and 2018, respectively. Additionally, the Company obtained ROU in exchange for lease obligations during the nine months ended September 30, 2019. See Note 11, “Leases”, for supplemental information on lease liabilities.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate derivatives, was $83.1 million and $84.4 million for the nine months ended September 30, 2019 and 2018, respectively. Cash paid for taxes, net of refunds, was $34.8 million and $31.0 million for the nine months ended September 30, 2019 and 2018, respectively.
7. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Revolving credit facility - floorplan notes payable	$1,189.8	$1,251.4
Revolving credit facility - floorplan notes payable offset account	(25.0)	(33.6)
Revolving credit facility - floorplan notes payable, net	1,164.8	1,217.8
Other non-manufacturer facilities	35.0	41.1
Floorplan notes payable - credit facility and other, net	$1,199.8	$1,258.9

FMCC facility	$166.9	$160.8
FMCC facility offset account	(0.2)	(0.1)
FMCC facility, net	166.7	160.7
Other manufacturer affiliate facilities	243.8	257.1
Floorplan notes payable - manufacturer affiliates, net	$410.5	$417.8

Floorplan Notes Payable - Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $1.8 billion revolving syndicated credit arrangement that matures on June 27, 2024 (“Revolving Credit Facility”). The Revolving Credit Facility consists of two tranches: (i) a $1.75 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“Floorplan Line”), which had a net outstanding balance of $1.2 billion as of September 30, 2019 reported in Floorplan notes payable - credit facility and other, net; and (ii) a $360.0 million maximum capacity and $50.0 million minimum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified as long-term debt in Long-term debt, net of current maturities - see Note 8, “Debt”, for additional discussion. The capacity under these two tranches can be re-designated within the overall $1.8 billion commitment, subject to the aforementioned limits. The weighted average interest rate on the Floorplan Line was 3.1% as of September 30, 2019, excluding the impact of the Company’s interest rate derivative instruments.
On June 27, 2019, the Company amended the Revolving Credit Facility to extend the maturity date to June 27, 2024 and reduce the number of participating financial institutions to 23. Additionally, following the amendment, the Floorplan Line bears interest at rates equal to the London Interbank Offered Rate (“LIBOR”) plus 110 basis points for new vehicle inventory and the LIBOR plus 140 basis points for used vehicle inventory. The Acquisition Line bears interest at LIBOR or a LIBOR equivalent plus 100 to 200 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in U.S. dollars, Euros or British pound sterling. The Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company has $4.9 million of related unamortized debt issuance costs as of September 30, 2019, which are included in Prepaid expenses and other current assets and Other assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable - Manufacturer Affiliates
Ford Motor Credit Company Facility
The Company has a $300.0 million floorplan arrangement with Ford Motor Credit Company for financing of new Ford vehicles in the U.S. (“FMCC Facility”). This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 6.5% before considering the applicable incentives as of September 30, 2019.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S., U.K. and Brazil with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of September 30, 2019, borrowings outstanding under these facilities totaled $243.8 million, comprised of $112.6 million in the U.S. with annual interest rates ranging from 3.8% to 6.5%, $116.8 million in the U.K. with annual interest rates ranging from 1.3% to 4.3%, and $14.4 million in Brazil with annual interest rates ranging from 11.1% to 14.7%.

8. DEBT
Long-term debt consisted of the following (in millions):

	September 30, 2019	December 31, 2018
5.00% Senior Notes due June 1, 2022 (aggregate principal of $550.0) (1)	$546.1	$545.0
5.25% Senior Notes due December 15, 2023 (aggregate principal of $300.0) (1)	297.9	297.5
Acquisition Line	49.2	31.8
Real estate related	382.9	420.8
Finance leases (2)	66.1	48.6
Other	34.2	33.6
Total debt	1,376.4	1,377.3
Less: unamortized debt issuance costs	(2.4)	(2.9)
Less: current maturities of long-term debt and short-term financing	(66.0)	(93.0)
Long-term debt, net of current maturities	$1,308.0	$1,281.4

(1) See Note 9, “Financial Instruments and Fair Value Measurements”, for further discussion of the fair value.
(2) Balances as of December 31, 2018 were unchanged under the optional transition method applied as part of the implementation of Topic 842. See Note 1, “Interim Financial Information” and Note 11, “Leases” for further information.
Acquisition Line
The proceeds of the Acquisition Line are used for working capital, general corporate and acquisition purposes. As of September 30, 2019, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as described in Note 7, “Floorplan Notes Payable”), totaled $49.2 million. The interest rate on this facility was 1.95% as of September 30, 2019, representing the applicable rate for borrowings in British pound sterling.
Real Estate Related
The Company has mortgage loans in the U.S., U.K. and Brazil that are paid in monthly installments. As of September 30, 2019, borrowings outstanding under these facilities totaled $382.9 million, net of debt issuance costs, comprised of $315.1 million in the U.S. maturing between October 2019 and November 2032, $65.8 million in the U.K. maturing between August 2023 and September 2034 and $2.0 million in Brazil maturing in April 2025. The U.S. loans bear interest at fixed rates between 3.25% and 4.69% and at variable indexed rates plus a spread between 1.45% and 2.10% per annum. The U.K. and Brazil loans bear interest at variable indexed rates.
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
The Company’s financial instruments consist of cash and cash equivalents, contracts-in-transit and vehicle receivables, accounts and notes receivable, investments in debt and equity securities, accounts payable, credit facilities, long-term debt and interest rate derivative instruments. Other than the Company’s fixed rate long-term debt, the carrying amount of all significant financial instruments approximates fair value due to either the length of maturity, the existence of variable interest rates that approximate prevailing market rates or as a result of mark to market accounting.

Cash and Cash Equivalents, Contracts-In-Transit and Vehicle Receivables, Accounts and Notes Receivable, Accounts Payable and Credit Facilities
The fair values of these financial instruments approximate their carrying values due to the short-term nature of these instruments and/or the existence of variable interest rates.
Fixed Rate Long-Term Debt
The Company’s fixed rate long-term debt primarily consists of amounts outstanding under its senior unsecured notes and mortgage facilities. The Company estimates the fair value of its senior unsecured notes using quoted prices for the identical liability (Level 1) and estimates the fair value of its mortgage facilities using a present value technique based on current market interest rates for similar type of financial instruments (Level 2).
 The carrying value and fair value of the Company’s fixed rate long-term debt were as follows at the dates indicated (in millions):

	September 30, 2019		December 31, 2018
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
5.00% Senior Notes	$546.1	$558.6	$545.0	$521.6
5.25% Senior Notes	297.9	309.1	297.5	286.5
Real estate related	44.8	45.2	79.7	76.2
Total	$888.8	$912.9	$922.2	$884.3
(1)Carrying value excludes unamortized debt issuance costs
Investments
The Company maintains investment balances with certain financial institutions in Brazil that provide credit facilities for the financing of new, used and rental vehicle inventories. The investment balances bear interest at a variable rate and are redeemable by the Company in the future under certain conditions. The investment balances totaled $3.6 million and $2.8 million as of September 30, 2019 and December 31, 2018, respectively, which the Company has classified as restricted cash within Other assets in its Condensed Consolidated Balance Sheets. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices that are observable or that can be corroborated by observable data by correlation (Level 2). See Note 6, “Cash Flow Information” for further details regarding the Company’s investment balances.
Derivative financial instruments
The Company holds derivative financial instruments consisting of interest rate swaps which are designated as cash flow hedges. The related gains or losses on these interest rate swaps are deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss). The deferred gains or losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of the positions are recognized as Floorplan interest expense or Other interest expense, net, in the Company’s Condensed Consolidated Statements of Operations. The Company had no gains or losses related to ineffectiveness recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 or 2018.
As of September 30, 2019, the Company held 25 interest rate swaps in effect with a total notional value of $896.9 million that fixed its underlying one-month LIBOR at a weighted average rate of 2.3%. For the three months ended September 30, 2019 and 2018, the Company’s interest rate swaps in effect increased interest expense by $0.1 million and by $1.1 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company’s interest rate swaps in effect decreased interest expense by $0.7 million and increased interest expense by $4.5 million, respectively.
The Company also held eight additional interest rate swaps with forward start dates between December 2020 and January 2022 and expiration dates between January 2024 and December 2030. The aggregate notional value of these eight forward-starting interest rate swaps was $450.0 million and the weighted average interest rate was 1.7%. The combination of the interest rate swaps currently in effect and the forward-starting interest rate swaps is structured such that the notional value in effect at any given time through December 2030 does not exceed $896.9 million, which is less than the Company’s expectation for variable-rate debt outstanding during such period.

Assets and liabilities associated with the Company’s interest rate swaps, within Level 2 of the hierarchy framework, as reflected in the accompanying balance sheets were as follows (in millions):

	September 30, 2019	December 31, 2018
Assets from interest rate risk management activities:
Prepaid expenses and other current assets	$—	$0.4
Other assets	0.3	13.1
Total	$0.3	$13.5
Liabilities from interest rate risk management activities:
Accrued expenses and other current liabilities	$0.5	$0.1
Other liabilities	13.9	1.7
Total	$14.4	$1.8

Included in Accumulated other comprehensive income (loss) as of September 30, 2019 and 2018, were unrealized gains, net of income taxes, totaling $10.8 million and $15.9 million, respectively, related to the Company’s interest rate swaps.
The following tables present the impact of the Company’s interest rate swaps (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	2019	2018
Interest rate swaps	$(19.2)	$14.0

	Amount of Income (Loss) Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Income (Loss) Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Nine Months Ended September 30,
	2019	2018
Floorplan interest expense, net	$0.4	$(4.0)
Other interest expense, net	$0.3	$(0.5)

The net amount of loss expected to be reclassified out of other comprehensive income (loss) into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $0.5 million.
10. COMMITMENTS AND CONTINGENCIES
From time to time, the Company’s dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, as well as claims involving the manufacturers of automobiles, contractual disputes and other matters arising in the ordinary course of business. The Company may be involved in legal proceedings or suffer losses that could have a material adverse effect on the Company’s business. In the normal course of business, the Company is required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles that the Company sells and services have audit rights allowing them to review the validity of amounts claimed for incentive, rebate, or warranty-related items and charge the Company back for amounts determined to be invalid payments under the manufacturers’ programs, subject to the Company’s right to appeal any such decision.
Legal Proceedings
As of September 30, 2019, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows, including class action lawsuits. However, the results of current, or future, matters cannot be predicted with certainty and an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Other Matters
The Company sold a number of dealerships to third parties and as a condition to certain of those dispositions, remains liable for the remaining lease payments of such dealerships in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $39.9 million as of September 30, 2019.
11. LEASES
The Company leases real estate, office equipment, dealership operating assets under long-term lease agreements and subleases certain real estate to third parties. For leases effective on or after January 1, 2019, the Company determines if an arrangement is a lease at inception and recognizes ROU assets and lease liabilities at commencement date based on the present value of lease payments over the lease term. For such leases, the aggregate present value of the Company’s lease payments may include options to purchase the leased property or lease terms with options to renew or terminate the lease, when it is reasonably certain that the Company will exercise such an option. The exercise of lease renewals, terminations, or purchase options is generally at the Company’s discretion. The Company’s leases may also include rental payments adjusted periodically for inflation. Payments based on a change in an index or rates are not considered in the determination of lease payments for purposes of measuring the related lease liability. The Company discounts lease payments using its incremental borrowing rate based on information available as of the measurement date. Subsequent to the recognition of its ROU assets and lease liabilities, the Company recognizes lease expense related to its operating lease payments on a straight-line basis over the lease term. None of the Company’s lease agreements contain material residual value guarantees or material restrictive covenants.
The Company performs interim reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the three months ended September 30, 2019, the Company recognized a ROU asset impairment charge of $1.4 million relating to two operating leases within the U.K. segment. The impairment charge was recognized within Asset impairments in the Company's Condensed Consolidated Statements of Operations.
Additional information regarding the Company’s operating and finance leases is as follows (in millions, except for lease term and discount rate information):

Leases	Balance Sheet Classification	September 30, 2019
Assets:
Operating	Operating lease assets	$204.7
Finance	Property and equipment, net	59.0
Total		$263.7
Liabilities:
Current:
Operating	Current operating lease liabilities	$23.9
Finance	Current maturities of long-term debt	6.4
Noncurrent:
Operating	Operating lease liabilities, net of current portion	195.5
Finance	Long-term debt, net of current maturities	59.7
Total		$285.5

Lease Expense	Income Statement Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating	Selling, general and administrative expenses	$10.0	$31.1
Operating	Asset impairments	1.4	1.4
Variable	Selling, general and administrative expenses	0.6	1.6
Sublease income	Selling, general and administrative expenses	(0.4)	(1.0)
Finance:
Amortization of lease assets	Depreciation and amortization expense	1.7	4.1
Interest on lease liabilities	Other interest expense, net	1.5	3.5
Net lease expense		$14.8	$40.7

	September 30, 2019
Maturities of Lease Liabilities	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$6.8	$4.6
2020	38.5	8.5
2021	36.7	8.5
2022	32.4	8.4
2023	29.4	7.2
Thereafter	170.0	65.6
Total lease payments	313.8	102.8
Less: Interest	(94.4)	(36.7)
Present value of lease liabilities	$219.4	$66.1

Weighted-Average Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease terms:
Operating	11.5
Financing	14.6
Weighted-average discount rates:
Operating	5.9%
Financing	7.8%

Other Information	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31.1
Operating cash flows from finance leases	$3.5
Financing cash flows from finance leases	$2.7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases, initial recognition	$18.2
Operating leases, modifications and remeasurements	$(9.5)
Finance leases, initial recognition	$14.0
Finance leases, modifications and remeasurements	$8.2
12. INTANGIBLES
The following is a roll-forward of the company’s goodwill accounts by reportable segment (in millions):

	Goodwill
	U.S.	U.K.	Brazil	Total
Balance, December 31, 2018 (1)	$861.6	$87.6	$14.7	$963.9
Additions through acquisitions	19.3	1.3	—	20.6
Disposals and purchase price allocation adjustments	(1.3)	—	(0.3)	(1.6)
Currency translation	—	(3.0)	(0.9)	(3.9)
Balance, September 30, 2019 (1)	$879.6	$85.9	$13.5	$979.0
(1) Net of accumulated impairments of $97.8 million. There were no impairments to goodwill during the nine months ended September 30, 2019.
The Company evaluates its intangible assets, consisting entirely of indefinite-lived franchise rights and goodwill assets, for impairment annually, or more frequently if events or circumstances indicate possible impairment. The Company performs interim reviews of its intangible assets when evidence exists that the carrying value may not be recoverable. The ongoing uncertainty related to the ultimate resolution of the Referendum of the United Kingdom’s Membership of the European Union

(“E.U.”) advising for the exit of the U.K. from the E.U. (referred to as “Brexit”), continues to generate much uncertainty in the U.K., as well as in global markets. During the three months ended September 30, 2019, as a result of increased uncertainty in the U.K. regarding the outcome and timing of Brexit and the related impact on our U.K. new vehicle business and certain U.S. dealerships identified in our quarterly review, the Company identified circumstances indicating possible impairment of its franchise rights, requiring a quantitative assessment as of August 31, 2019. In estimating fair value, the Company used a direct value method discounted cash flow model, or income approach, specifically the excess earnings method. Significant inputs to the model included an estimated weighted average cost of capital and estimated residual values at the end of the forecasted period, which were unobservable inputs, or level 3 in the fair value hierarchy. Based on the results of the Company's assessment, the Company determined that the fair value of the franchise rights on seven of its U.K. dealerships and one of its U.S. dealerships were below its respective carrying values. This resulted in franchise rights impairment charges of $5.6 million in the U.K segment and $3.0 million in the U.S. segment. The impairment charges were recognized within Asset impairments in the Company's Condensed Consolidated Statements of Operations. There were no events or circumstances indicating possible impairments of goodwill.
During the three months ended September 30, 2019, the Company recorded $3.1 million in additional indefinite-lived intangible franchise rights and $19.3 million in additional goodwill associated with acquisitions in the U.S. and $1.3 million in additional goodwill associated with acquisitions in the U.K. See Note 3, “Acquisitions and Dispositions”, for additional discussion.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 and 2018 were as follows (in millions):

	Nine Months Ended September 30, 2019
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2018	$(146.7)	$8.9	$(137.8)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(12.0)	(25.2)	(37.2)
Tax effect	—	6.0	6.0
Amounts reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(0.4)	(0.4)
Other interest expense, net (pre-tax)	—	(0.4)	(0.4)
Realized (gain) loss on interest rate swap termination (pre-tax)	—	0.1	0.1
Provision (benefit) for income taxes	—	0.2	0.2
Net current period other comprehensive income (loss)	(12.0)	(19.7)	(31.7)
Balance, September 30, 2019	$(158.7)	$(10.8)	$(169.5)

	Nine Months Ended September 30, 2018
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2017	$(122.5)	$(0.7)	$(123.2)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(22.2)	18.4	(3.8)
Tax effect	—	(4.4)	(4.4)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Floorplan interest expense (pre-tax)	—	4.0	4.0
Other interest expense (pre-tax)	—	0.5	0.5
Realized (gain) loss on interest rate swap termination (pre-tax)	—	(0.9)	(0.9)
Provision (benefit) for income taxes	—	(0.9)	(0.9)
Net current period other comprehensive income (loss)	(22.2)	16.7	(5.5)
Tax effects reclassified from accumulated other comprehensive income (loss)	—	(0.1)	(0.1)
Balance, September 30, 2018	$(144.7)	$15.9	$(128.8)

14. SEGMENT INFORMATION
As of September 30, 2019, the Company had three reportable segments: the U.S., the U.K. and Brazil. The reportable segments are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by its chief operating decision maker (“CODM”) to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer. Each of the reportable segments is comprised of retail automotive franchises which sell new and used cars, light duty trucks, arrange related vehicle financing, sell service and insurance contracts, provide automotive maintenance and repair services and sell vehicle parts. The vast majority of the Company’s corporate activities are associated with the operations of the U.S. reportable segment and, therefore, the corporate financial results are included within the U.S. reportable segment.
Reportable segment revenues and income (loss) before income taxes were as follows for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
Total revenues	$2,422.8	$584.6	$110.9	$3,118.3	$6,764.3	$1,841.2	$326.9	$8,932.4
Income (loss) before income taxes (1)	$54.6	$(7.4)	$1.8	$49.0	$164.8	$(2.7)	$2.3	$164.4

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
Total revenues	$2,200.2	$585.9	$103.0	$2,889.1	$6,456.5	$1,913.5	$322.5	$8,692.5
Income (loss) before income taxes (2)	$43.4	$2.7	$(1.7)	$44.4	$152.9	$14.4	$(1.6)	$165.7

(1) Income (loss) before income taxes for the three months ended September 30, 2019 includes $11.9 million in expense related to flood damage from Tropical Storm Imelda in Texas and $3.3 million in asset impairment charges in the U.S. segment and $7.0 million in asset impairment charges in the U.K. segment. Income (loss) before taxes for the nine months ended September 30, 2019 includes $17.8 million in expense related to flood damage from Tropical Storm Imelda and hail storm damages in Texas and $3.3 million in asset impairment charges in the U.S. segment, $7.0 million in asset impairment charges in the U.K. segment and $0.5 million in asset impairment charges in the Brazil segment.
(2) Income (loss) before income taxes for the three months ended September 30, 2018 includes $23.2 million in asset impairment charges in the U.S. segment. Income (loss) before taxes for the nine months ended September 30, 2018 includes $5.8 million of expense related to hail storm damages and $27.4 million in asset impairment charges in the U.S. segment.
15. RECEIVABLES, NET
The Company’s Accounts and notes receivable consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Amounts due from manufacturers	$111.8	$105.1
Parts and service receivables	57.0	52.0
Finance and insurance receivables	24.9	26.4
Other	31.0	13.7
Total accounts and notes receivable	224.7	197.2
Less: allowance for doubtful accounts	2.5	3.2
Accounts and notes receivable, net	$222.2	$194.0

The Contracts-in-transit and vehicle receivables, net balance within the Company’s Condensed Consolidated Balance Sheets was offset by an allowance of $0.3 million and $0.3 million as of September 30, 2019 and December 31, 2018, respectively.

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018, respectively, for Group 1 Automotive, Inc. (as issuer of the 5.00% Notes) and its guarantor and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations, or cash flows of these entities had they operated on a stand-alone basis. In accordance with Rule 3-10 of Regulation S-X, condensed consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under the 5.00% Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100%-owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X). There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.

CONDENSED CONSOLIDATED BALANCE SHEET
As of September 30, 2019
(Unaudited, in millions)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4.0	$37.0	$—	$41.0
Contracts-in-transit and vehicle receivables, net	—	185.9	70.3	—	256.2
Accounts and notes receivable, net	0.1	173.8	48.3	—	222.2
Intercompany accounts receivable	49.2	10.3	—	(59.5)	—
Inventories, net	—	1,466.9	325.8	—	1,792.7
Prepaid expenses and other current assets	0.6	20.6	53.2	—	74.4
TOTAL CURRENT ASSETS	49.9	1,861.5	534.6	(59.5)	2,386.5
Property and equipment, net of accumulated depreciation of $380.5	—	1,233.2	251.6	—	1,484.8
Operating lease assets	—	118.5	86.2	—	204.7
Goodwill	—	879.7	99.3	—	979.0
Intangible franchise rights	—	224.5	28.4	—	252.9
Investment in subsidiaries	3,282.7	—	—	(3,282.7)	—
Other assets	—	11.9	9.2	—	21.1
TOTAL ASSETS	$3,332.6	$4,329.3	$1,009.3	$(3,342.2)	$5,329.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $25.0	$—	$1,164.7	$35.1	$—	$1,199.8
Floorplan notes payable — manufacturer affiliates, net of offset account of $0.2	—	279.3	131.2	—	410.5
Current maturities of long-term debt	—	38.0	28.0	—	66.0
Current operating lease liabilities	—	17.2	6.7	—	23.9
Accounts payable	—	211.6	271.7	—	483.3
Intercompany accounts payable	1,253.5	—	75.9	(1,329.4)	—
Accrued expenses and other current liabilities	—	182.0	31.8	—	213.8
TOTAL CURRENT LIABILITIES	1,253.5	1,892.8	580.4	(1,329.4)	2,397.3
Long-term debt, net of current maturities	891.4	306.7	109.9	—	1,308.0
Operating lease liabilities, net of current portion	—	109.1	86.4	—	195.5
Deferred income taxes and other liabilities	1.4	236.4	4.1	—	241.9
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,186.3	3,054.2	228.5	(3,282.7)	1,186.3
Intercompany note receivable	—	(1,269.9)	—	1,269.9	—
TOTAL STOCKHOLDERS’ EQUITY	1,186.3	1,784.3	228.5	(2,012.8)	1,186.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,332.6	$4,329.3	$1,009.3	$(3,342.2)	$5,329.0

CONDENSED CONSOLIDATED BALANCE SHEET
As of December 31, 2018
(In millions)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4.6	$11.3	$—	$15.9
Contracts-in-transit and vehicle receivables, net	—	232.1	33.6	—	265.7
Accounts and notes receivable, net	—	153.9	40.1	—	194.0
Intercompany accounts receivable	31.9	21.6	—	(53.5)	—
Inventories, net	—	1,468.5	375.6	—	1,844.1
Prepaid expenses and other current assets	1.0	32.1	49.6	—	82.7
TOTAL CURRENT ASSETS	32.9	1,912.8	510.2	(53.5)	2,402.4
Property and equipment, net of accumulated depreciation of $347.3	—	1,124.5	223.3	—	1,347.8
Goodwill	—	861.6	102.3	—	963.9
Intangible franchise rights	—	224.4	35.2	—	259.6
Investment in subsidiaries	3,100.9	—	—	(3,100.9)	—
Other assets	—	16.2	11.2	—	27.4
TOTAL ASSETS	$3,133.8	$4,139.5	$882.2	$(3,154.4)	$5,001.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $33.6	$—	$1,217.8	$41.1	$—	$1,258.9
Floorplan notes payable — manufacturer affiliates, net of offset account of $0.1	—	276.7	141.1	—	417.8
Current maturities of long-term debt	—	73.9	19.1	—	93.0
Accounts payable	—	201.0	218.4	—	419.4
Intercompany accounts payable	1,165.0	—	53.4	(1,218.4)	—
Accrued expenses and other current liabilities	—	165.0	32.6	—	197.6
TOTAL CURRENT LIABILITIES	1,165.0	1,934.4	505.7	(1,218.4)	2,386.7
Long-term debt, net of current maturities	872.3	294.3	114.8	—	1,281.4
Deferred income taxes and other liabilities	0.8	224.7	11.8	—	237.3
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,095.7	2,851.0	249.9	(3,100.9)	1,095.7
Intercompany note receivable	—	(1,164.9)	—	1,164.9	—
TOTAL STOCKHOLDERS’ EQUITY	1,095.7	1,686.1	249.9	(1,936.0)	1,095.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,133.8	$4,139.5	$882.2	$(3,154.4)	$5,001.1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2019
(Unaudited, in millions)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
Revenues	$—	$2,422.8	$695.5	$—	$3,118.3
Cost of sales	—	2,035.9	616.8	—	2,652.7
Gross profit	—	386.9	78.7	—	465.6
Selling, general and administrative expenses	0.4	283.7	69.9	—	354.0
Depreciation and amortization expense	—	13.8	4.2	—	18.0
Asset impairments	—	3.3	7.0	—	10.3
Income (loss) from operations	(0.4)	86.1	(2.4)	—	83.3
Interest expense:
Floorplan interest expense	—	13.3	2.1	—	15.4
Other interest expense, net	—	16.6	2.3	—	18.9
Income (loss) before income taxes and equity in earnings of subsidiaries	(0.4)	56.2	(6.8)	—	49.0
(Benefit) provision for income taxes	(0.1)	12.8	(1.7)	—	11.0
Equity in earnings of subsidiaries	38.4	—	—	(38.4)	—
Net income (loss)	$38.1	$43.4	$(5.1)	$(38.4)	$38.0
Comprehensive income (loss)	(17.0)	(5.4)	(11.6)	17.0	(17.0)
Comprehensive income (loss) attributable to parent	$21.1	$38.0	$(16.7)	$(21.4)	$21.0

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2019
(Unaudited, in millions)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
Revenues	$—	$6,764.3	$2,168.1	$—	$8,932.4
Cost of sales	—	5,653.8	1,927.2	—	7,581.0
Gross profit	—	1,110.5	240.9	—	1,351.4
Selling, general and administrative expenses	3.4	801.3	215.7	—	1,020.4
Depreciation and amortization expense	—	41.3	11.7	—	53.0
Asset impairments	—	3.2	7.6	—	10.8
Income (loss) from operations	(3.4)	264.7	5.9	—	267.2
Interest expense:
Floorplan interest expense	—	41.3	5.7	—	47.0
Other interest expense, net	—	50.4	5.4	—	55.8
Income (loss) before income taxes and equity in earnings of subsidiaries	(3.4)	173.0	(5.2)	—	164.4
(Benefit) provision for income taxes	(0.8)	41.0	(1.7)	—	38.5
Equity in earnings of subsidiaries	128.5	—	—	(128.5)	—
Net income (loss)	$125.9	$132.0	$(3.5)	$(128.5)	$125.9
Comprehensive income (loss)	(31.7)	(19.8)	(12.0)	31.8	(31.7)
Comprehensive income (loss) attributable to parent	$94.2	$112.2	$(15.5)	$(96.7)	$94.2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2018
(Unaudited, in millions)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
Revenues	$—	$2,200.3	$688.8	$—	$2,889.1
Cost of sales	—	1,847.8	606.2	—	2,454.0
Gross profit	—	352.5	82.6	—	435.1
Selling, general and administrative expenses	0.3	240.2	76.3	—	316.8
Depreciation and amortization expense	—	13.5	3.4	—	16.9
Asset impairments	—	23.2	—	—	23.2
Income (loss) from operations	(0.3)	75.6	2.9	—	78.2
Interest expense:
Floorplan interest expense	—	12.9	1.8	—	14.7
Other interest (income) expense, net	—	17.2	1.9	—	19.1
Income (loss) before income taxes and equity in earnings of subsidiaries	(0.3)	45.5	(0.8)	—	44.4
(Benefit) provision for income taxes	(0.1)	9.2	0.5	—	9.6
Equity in earnings of subsidiaries	35.0	—	—	(35.0)	—
Net income (loss)	$34.8	$36.3	$(1.3)	$(35.0)	$34.8
Comprehensive income (loss)	—	3.5	(5.9)	—	(2.4)
Comprehensive income (loss) attributable to parent	$34.8	$39.8	$(7.2)	$(35.0)	$32.4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2018
(Unaudited, in millions)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
Revenues	$—	$6,456.7	$2,235.8	$—	$8,692.5
Cost of sales	—	5,417.9	1,981.6	—	7,399.5
Gross profit	—	1,038.8	254.2	—	1,293.0
Selling, general and administrative expenses	2.7	721.3	225.2	—	949.2
Depreciation and amortization expense	—	39.4	10.6	—	50.0
Asset impairments	—	27.4	—	—	27.4
Income (loss) from operations	(2.7)	250.7	18.4	—	266.4
Interest expense:
Floorplan interest expense	—	38.0	5.3	—	43.3
Other interest expense, net	—	51.6	5.8	—	57.4
Income (loss) before income taxes and equity in earnings of subsidiaries	(2.7)	161.1	7.3	—	165.7
(Benefit) provision for income taxes	(0.6)	36.5	2.8	—	38.6
Equity in earnings of subsidiaries	129.1	—	—	(129.1)	—
Net income (loss)	$127.1	$124.6	$4.5	$(129.1)	$127.1
Comprehensive income (loss)	—	16.7	(22.2)	—	(5.5)
Comprehensive income (loss) attributable to parent	$127.1	$141.3	$(17.7)	$(129.1)	$121.6

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2019
(Unaudited, in millions)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$125.9	$123.8	$61.1	$310.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(67.7)	(29.3)	(97.0)
Proceeds from disposition of franchises, property and equipment	—	37.2	5.9	43.1
Purchases of property and equipment, including real estate	—	(114.0)	(25.5)	(139.5)
Other	(0.1)	—	—	(0.1)
Net cash provided by (used in) investing activities	(0.1)	(144.5)	(48.9)	(193.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	5,274.6	36.6	5,311.2
Repayments on credit facility - floorplan line and other	—	(5,322.6)	(41.7)	(5,364.3)
Borrowings on credit facility - acquisition line	230.5	—	—	230.5
Repayments on credit facility - acquisition line	(211.4)	—	—	(211.4)
Debt issue costs	—	(3.2)	—	(3.2)
Borrowings on other debt	—	36.6	94.2	130.8
Principal payments on other debt	—	(42.2)	(91.5)	(133.7)
Borrowings on debt related to real estate, net of debt issue costs	—	74.8	—	74.8
Principal payments on debt related to real estate	—	(106.5)	(6.3)	(112.8)
Employee stock purchase plan purchases, net of employee tax withholdings	2.8	—	—	2.8
Dividends paid	(14.8)	—	—	(14.8)
Borrowings (repayments) with subsidiaries	86.7	(111.4)	24.7	—
Investment in subsidiaries	(219.6)	220.0	(0.4)	—
Net cash provided by (used in) financing activities	(125.8)	20.1	15.6	(90.1)
Effect of exchange rate changes on cash	—	—	(1.3)	(1.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(0.6)	26.5	25.9
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	—	4.6	14.1	18.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$—	$4.0	$40.6	$44.6

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2018
(Unaudited, in millions)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$127.1	$192.9	$37.4	$357.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisitions, net of cash received	—	(91.9)	(43.5)	(135.3)
Proceeds from disposition of franchises, property and equipment	—	101.4	6.3	107.7
Purchases of property and equipment, including real estate	—	(79.5)	(38.7)	(118.3)
Other	0.4	—	—	0.4
Net cash provided by (used in) investing activities	0.4	(70.0)	(75.8)	(145.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility - floorplan line and other	—	5,036.1	70.7	5,106.8
Repayments on credit facility - floorplan line and other	—	(5,124.9)	(60.4)	(5,185.2)
Borrowings on credit facility - acquisition line	98.6	—	—	98.6
Repayments on credit facility - acquisition line	(91.4)	—	—	(91.4)
Borrowings on other debt	—	70.7	52.6	123.3
Principal payments on other debt	(24.7)	(36.2)	(44.6)	(105.6)
Borrowings on debt related to real estate, net of debt issue costs	—	42.7	12.1	54.7
Principal payments on debt related to real estate	—	(71.8)	(11.5)	(83.2)
Employee stock purchase plan purchases, net of employee tax withholdings	1.5	—	—	1.5
Repurchases of common stock, amounts based on settlement date	(108.6)	—	—	(108.6)
Proceeds from termination of mortgage swap	—	0.9	—	0.9
Dividends paid	(16.0)	—	—	(16.0)
Borrowings (repayments) with subsidiaries	208.7	(219.2)	10.5	—
Investment in subsidiaries	(195.4)	177.6	17.8	—
Net cash provided by (used in) financing activities	(127.4)	(124.0)	47.2	(204.2)
Effect of exchange rate changes on cash	—	—	(2.9)	(2.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(1.0)	5.8	4.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	—	10.1	19.5	29.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$—	$9.1	$25.3	$34.4

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements may appear throughout this report including, but not limited to, the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.” This information includes statements regarding our strategy, plans, goals or current expectations with respect to, among other things:
•our future operating performance;
•our ability to maintain or improve our margins;
•operating cash flows and availability of capital;
•the completion of future acquisitions and divestitures;
•the future revenues of acquired dealerships;
•future stock repurchases, refinancing of debt and dividends;
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
•availability of financing for inventory, working capital, real estate and capital expenditures; and
•changes in regulatory practices, tariffs and taxes, including the Referendum of the United Kingdom’s (“U.K.”) Membership of the European Union (“E.U.”) advising for the exit of the U.K. from the E.U. (referred to as “Brexit”).
Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions, as they relate to our company and management, are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our expectations and beliefs as of the date of this Form 10-Q concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ from those in the forward-looking statements for a number of reasons, include:
•future deterioration in the economic environment, including consumer confidence, consumer preferences, interest rates, the prices of oil and gasoline, the level of manufacturer incentives, the implementation of international and domestic trade tariffs and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services, and finance and insurance products;
•adverse domestic and international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;
• uncertainty of the potential impact of Brexit on the overall U.K. economy and, more specifically, the potential adverse effect on retail automotive industry sales could have a material adverse effect on our revenues and business operations.
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
•a concentration of risk associated with our principal automobile manufacturers, especially Toyota, Nissan, Honda, BMW, Ford, Daimler, General Motors, Chrysler, Hyundai and Volkswagen, because of financial distress, bankruptcy, natural disasters that disrupt production, or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, insurance, advertising or other assistance to us;

•restructuring by one or more of our principal manufacturers, up to and including bankruptcy, may cause us to suffer financial loss in the form of uncollectible receivables, devalued inventory or loss of franchises;
•requirements imposed on us by our manufacturers may require dispositions, limit our acquisitions or require increases in the level of capital expenditures related to our dealership facilities;
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) and this Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk.”
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no responsibility and expressly disclaim any duty, to update any such statements, whether as a result of new information, new developments or otherwise, or to publicly release the result of any revision of our forward-looking statements after the date they are made, except to the extent required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Actual results of Group 1 Automotive, Inc. may differ materially from those discussed in the forward-looking statements because of various factors. See “Cautionary Statement about Forward-Looking Statements.” Unless the context requires otherwise, references to “we,” “us,” “our,” “the Company” are intended to mean the business and operations of Group 1 Automotive, Inc. and its subsidiaries.
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars, light duty trucks, arrange related vehicle financing, sell service and insurance contracts, provide automotive maintenance and repair services and sell vehicle parts. Our operations are in three geographic regions: the United States (“U.S.”), the U.K. and Brazil. Our President of U.S. Operations reports directly to our Chief Executive Officer and is responsible for the overall performance of the U.S. region, including dealership operations management. The operations of the Company’s international regions are structured similar to the U.S. region. As such, our three reportable segments are the U.S., which includes the activities of our corporate office, the U.K. and Brazil.
As of September 30, 2019, we owned and operated 238 franchises, representing 31 brands of automobiles, at 183 dealership locations and 49 collision centers worldwide. We owned 151 franchises at 117 dealerships and 30 collision centers in the U.S., 65 franchises at 49 dealerships and 12 collision centers in the U.K. and 22 franchises at 17 dealerships and seven collision centers in Brazil. Our operations are primarily located in major metropolitan areas in Alabama, California, Florida, Georgia, Kansas, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New Mexico, Oklahoma, South Carolina and Texas in the U.S., in 33 towns of the U.K. and in key metropolitan markets in the states of São Paulo, Paraná and Santa Catarina in Brazil.
Outlook
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
U.S.
We continued to focus on opportunities to counter the decline in industry new vehicle sales volumes and enhance our operating results by: (a) maintaining and growing our new and used vehicle gross profit per unit sold; (b) expanding used vehicle sales by maximizing used retail sales opportunities and limiting wholesale activity; (c) continuing to focus on our higher margin parts and service (or aftersales) business by implementing strategic selling methods and improving operational efficiencies; (d) investing capital where necessary to support our anticipated growth, particularly in our parts and service business; (e) further leveraging our revenue and gross profit growth through the continued implementation of cost efficiencies; (f) implementing focused strategies to improve employee retention and recruitment in both our vehicle sales and aftersales sectors of the business; and (g) growing our online digital effort in new and used vehicle sales and aftersales.

U.K.
The ongoing uncertainty related to the ultimate resolution of Brexit continues to generate much uncertainty in the U.K., as well as in global markets. The U. K.’s negotiations with the E.U. of the withdrawal terms have been extended to January 31, 2020. While it is anticipated that additional negotiations will occur, if no formal withdrawal agreement can ultimately be reached between the U.K. and the E.U., then it is expected that the U.K.’s membership in the E.U. would terminate without any clear trading agreements between the two governing bodies. Such negotiations have been extremely difficult to date. Brexit has, and could continue to adversely affect U.K., European and worldwide economic and market conditions and could contribute to instability in some global financial and foreign exchange markets, including continued volatility in the value of the British pound sterling. More specifically, it could lead to increased U.K. retail prices for new vehicles as the majority of vehicles we sell in the U.K. are imported from other countries in Europe and may be subject to additional tariffs, potential shortages in new vehicle inventory availability as breakdowns in the supply chain of automotive retailers and manufacturers due to custom checks could delay delivery of vehicles or parts and other negative effects, which are difficult to predict. As a result of the uncertainty of the potential impact of Brexit, the overall U.K. economy and, more specifically, the adverse effect on retail automotive industry sales could have a material adverse effect on our revenues and business operations. Similar to our priorities in the U.S., we are focused on opportunities in the U.K. to enhance our operating results by: (i) integrating recent acquisitions and further leveraging our revenue and gross profit growth through the continued implementation of cost efficiencies; (ii) expanding used vehicle sales by maximizing used retail sales opportunities and limiting wholesale activity; (iii) continuing to focus on our higher margin parts and service business, implementing strategic selling methods and improving operational efficiencies; and (iv) investing capital where necessary to support our anticipated growth, particularly in our parts and service business.
Brazil
We expect macro-economic conditions in Brazil, as well as retail automotive industry sales, to continue to improve. We remain focused on optimizing our brand portfolio, continuing implementation of cost efficiencies, growing our used vehicle and parts and service business and leveraging our structure with dealership acquisitions. Longer term, we expect sustained improvements in industry sales volumes and are utilizing a strategy of aligning with growing brands.
Critical Accounting Policies and Accounting Estimates
The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make certain estimates and assumptions. We disclosed certain critical accounting policies and estimates in our 2018 Form 10-K and no significant changes have occurred since that time.
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
We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our underlying business and results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our current period reported results for entities reporting in currencies other than U.S. dollars using comparative period exchange rates rather than the actual exchange rates in effect during the respective periods. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. Additionally, we caution investors not to place undue reliance on non-GAAP measures, but also to consider them with the most directly comparable U.S. GAAP measures. Our management also uses constant currency and adjusted cash flows from operating, investing and financing activities in conjunction with U.S. GAAP financial measures to assess our business, including communication with our Board of Directors, investors and industry analysts concerning financial performance. We disclose these non-GAAP measures, and the related reconciliations, because we believe investors use these metrics in evaluating longer-term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess operating performance.
Certain disclosures are reported as zero balances, or may not compute, due to rounding.
The following tables summarize our operating results on a reported basis and on a Same Store basis for the three and nine months ended September 30, 2019, as compared to 2018.

Reported Operating Data - Consolidated
(In millions, except unit and per unit amounts)

	Three Months Ended September 30,
	2019	2018	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,652.2	$1,539.5	$112.7	7.3%	$(16.9)	8.4%
Used vehicle retail sales	869.7	792.4	77.3	9.8%	(10.9)	11.1%
Used vehicle wholesale sales	85.3	86.6	(1.3)	(1.5)%	(1.9)	0.7%
Total used	955.0	879.0	76.0	8.6%	(12.8)	10.1%
Parts and service sales	383.5	354.5	29.0	8.2%	(3.2)	9.1%
Finance, insurance and other, net	127.6	116.1	11.5	9.9%	(0.7)	10.5%
Total revenues	$3,118.3	$2,889.1	$229.2	7.9%	$(33.6)	9.1%
Gross profit:
New vehicle retail sales	$75.2	$77.6	$(2.4)	(3.1)%	$(0.9)	(1.9)%
Used vehicle retail sales	54.2	50.1	4.1	8.2%	(0.5)	9.2%
Used vehicle wholesale sales	0.4	(0.3)	0.7	233.3%	0.1	197.5%
Total used	54.6	49.8	4.8	9.6%	(0.4)	10.5%
Parts and service sales	208.2	191.6	16.6	8.7%	(1.7)	9.6%
Finance, insurance and other, net	127.6	116.1	11.5	9.9%	(0.7)	10.5%
Total gross profit	$465.6	$435.1	$30.5	7.0%	$(3.7)	7.9%
Gross margin:
New vehicle retail sales	4.6%	5.0%	(0.4)%
Used vehicle retail sales	6.2%	6.3%	(0.1)%
Used vehicle wholesale sales	0.5%	(0.3)%	0.8%
Total used	5.7%	5.7%	—%
Parts and service sales	54.3%	54.0%	0.3%
Finance, insurance and other, net	100.0%	100.0%	—%
Total gross margin	14.9%	15.1%	(0.2)%
Units sold:
Retail new vehicles sold	44,632	43,584	1,048	2.4%
Retail used vehicles sold	41,297	37,676	3,621	9.6%
Wholesale used vehicles sold	12,889	12,902	(13)	(0.1)%
Total used	54,186	50,578	3,608	7.1%
Average sales price per unit sold:
New vehicle retail	$37,018	$35,323	$1,695	4.8%	$(380)	5.9%
Used vehicle retail	$21,060	$21,032	$28	0.1%	$(265)	1.4%
Gross profit per unit sold:
New vehicle retail sales	$1,685	$1,780	$(95)	(5.3)%	$(20)	(4.2)%
Used vehicle retail sales	$1,312	$1,330	$(18)	(1.4)%	$(13)	(0.4)%
Used vehicle wholesale sales	$31	$(23)	$54	234.8%	$6	197.6%
Total used	$1,008	$985	$23	2.3%	$(8)	3.1%
Finance, insurance and other, net (per retail unit)	$1,485	$1,429	$56	3.9%	$(8)	4.5%
Other:
Selling, general and administrative (“SG&A”) expenses	$354.0	$316.8	$37.2	11.7%	$(3.2)	12.7%
SG&A as % gross profit	76.0%	72.8%	3.2%
Floorplan expense:
Floorplan interest expense	$15.4	$14.7	$0.7	4.8%	$—	4.8%
Less: floorplan assistance (1)	13.3	12.0	1.3	10.8%	—	10.8%
Net floorplan expense	$2.1	$2.7	$(0.6)	(22.2)%	$—	(22.2)%

(1) Floorplan assistance is included within Cost of sales in the Company’s Condensed Consolidated Statements of Operations.

Same Store Operating Data - Consolidated
(In millions, except unit and per unit amounts)

	Three Months Ended September 30,
	2019	2018	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,601.4	$1,502.6	$98.8	6.6%	$(16.0)	7.6%
Used vehicle retail sales	838.6	770.4	68.2	8.9%	(10.1)	10.2%
Used vehicle wholesale sales	82.8	83.1	(0.3)	(0.4)%	(1.9)	1.9%
Total used	921.4	853.5	67.9	8.0%	(12.0)	9.4%
Parts and service sales	371.3	342.8	28.5	8.3%	(2.8)	9.1%
Finance, insurance and other, net	124.0	113.5	10.5	9.3%	(0.6)	9.9%
Total revenues	$3,018.1	$2,812.4	$205.7	7.3%	$(31.4)	8.4%
Gross profit:
New vehicle retail sales	$71.9	$76.3	$(4.4)	(5.8)%	$(0.9)	(4.7)%
Used vehicle retail sales	52.5	48.7	3.8	7.8%	(0.2)	8.7%
Used vehicle wholesale sales	0.4	(0.2)	0.6	300.0%	(0.1)	300.0%
Total used	52.9	48.5	4.4	9.1%	(0.3)	9.9%
Parts and service sales	201.3	186.2	15.1	8.1%	(1.7)	8.9%
Finance, insurance and other, net	124.0	113.5	10.5	9.3%	(0.6)	9.9%
Total gross profit	$450.1	$424.5	$25.6	6.0%	$(3.5)	6.8%
Gross margin:
New vehicle retail sales	4.5%	5.1%	(0.6)%
Used vehicle retail sales	6.3%	6.3%	—%
Used vehicle wholesale sales	0.5%	(0.2)%	0.7%
Total used	5.7%	5.7%	—%
Parts and service sales	54.2%	54.3%	(0.1)%
Finance, insurance and other, net	100.0%	100.0%	—%
Total gross margin	14.9%	15.1%	(0.2)%
Units sold:
Retail new vehicles sold	42,964	42,130	834	2.0%
Retail used vehicles sold	39,730	36,534	3,196	8.7%
Wholesale used vehicles sold	12,420	12,435	(15)	(0.1)%
Total used	52,150	48,969	3,181	6.5%
Average sales price per unit sold:
New vehicle retail	$37,273	$35,666	$1,607	4.5%	$(369)	5.5%
Used vehicle retail	$21,107	$21,087	$20	0.1%	$(257)	1.3%
Gross profit per unit sold:
New vehicle retail sales	$1,673	$1,811	$(138)	(7.6)%	$(19)	(6.6)%
Used vehicle retail sales	$1,321	$1,333	$(12)	(0.9)%	$(12)	—%
Used vehicle wholesale sales	$32	$(16)	$48	300.0%	$2	254.4%
Total used	$1,014	$990	$24	2.4%	$(8)	3.2%
Finance, insurance and other, net (per retail unit)	$1,500	$1,443	$57	4.0%	$(8)	4.5%
Other:
SG&A expenses	$340.0	$308.2	$31.8	10.3%	$(3.0)	11.3%
SG&A as % gross profit	75.5%	72.6%	2.9%

Reported Operating Data - Consolidated
(In millions, except unit and per unit amounts)

	Nine Months Ended September 30,
	2019	2018	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$4,632.2	$4,608.7	$23.5	0.5%	$(74.5)	2.1%
Used vehicle retail sales	2,527.8	2,394.8	133.0	5.6%	(40.7)	7.3%
Used vehicle wholesale sales	273.4	283.4	(10.0)	(3.5)%	(8.4)	(0.6)%
Total used	2,801.2	2,678.2	123.0	4.6%	(49.1)	6.4%
Parts and service sales	1,130.8	1,062.1	68.7	6.5%	(13.3)	7.7%
Finance, insurance and other, net	368.2	343.5	24.7	7.2%	(3.0)	8.1%
Total revenues	$8,932.4	$8,692.5	$239.9	2.8%	$(139.9)	4.4%
Gross profit:
New vehicle retail sales	$216.5	$229.6	$(13.1)	(5.7)%	$(3.2)	(4.3)%
Used vehicle retail sales	155.3	144.8	10.5	7.3%	(1.9)	8.6%
Used vehicle wholesale sales	0.7	1.6	(0.9)	(56.3)%	—	(56.3)%
Total used	156.0	146.4	9.6	6.6%	(1.9)	7.9%
Parts and service sales	610.7	573.5	37.2	6.5%	(7.0)	7.7%
Finance, insurance and other, net	368.2	343.5	24.7	7.2%	(3.0)	8.1%
Total gross profit	$1,351.4	$1,293.0	$58.4	4.5%	$(15.1)	5.7%
Gross margin:
New vehicle retail sales	4.7%	5.0%	(0.3)%
Used vehicle retail sales	6.1%	6.0%	0.1%
Used vehicle wholesale sales	0.3%	0.6%	(0.3)%
Total used	5.6%	5.5%	0.1%
Parts and service sales	54.0%	54.0%	—%
Finance, insurance and other, net	100.0%	100.0%	—%
Total gross margin	15.1%	14.9%	0.2%
Units sold:
Retail new vehicles sold	125,599	128,245	(2,646)	(2.1)%
Retail used vehicles sold	119,878	111,900	7,978	7.1%
Wholesale used vehicles sold	38,962	41,798	(2,836)	(6.8)%
Total used	158,840	153,698	5,142	3.3%
Average sales price per unit sold:
New vehicle retail	$36,881	$35,937	$944	2.6%	$(593)	4.3%
Used vehicle retail	$21,086	$21,401	$(315)	(1.5)%	$(340)	0.1%
Gross profit per unit sold:
New vehicle retail sales	$1,724	$1,790	$(66)	(3.7)%	$(25)	(2.3)%
Used vehicle retail sales	$1,295	$1,294	$1	0.1%	$(17)	1.4%
Used vehicle wholesale sales	$18	$38	$(20)	(52.6)%	$1	(55.6)%
Total used	$982	$953	$29	3.0%	$(13)	4.4%
Finance, insurance and other, net (per retail unit)	$1,500	$1,430	$70	4.9%	$(12)	5.7%
Other:
SG&A expenses	$1,020.4	$949.2	$71.2	7.5%	$(13.0)	8.9%
SG&A as % gross profit	75.5%	73.4%	2.1%
Floorplan expense:
Floorplan interest expense	$47.0	$43.3	$3.7	8.5%	$(0.3)	9.2%
Less: floorplan assistance (1)	35.6	34.5	1.1	3.2%	0.1	3.2%
Net floorplan expense	$11.4	$8.8	$2.6	29.5%	$(0.4)	32.9%

(1) Floorplan assistance is included within Cost of sales in the Company’s Condensed Consolidated Statements of Operations.

Same Store Operating Data - Consolidated
(In millions, except unit and per unit amounts)

	Nine Months Ended September 30,
	2019	2018	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$4,476.8	$4,474.7	$2.1	—%	$(69.8)	1.6%
Used vehicle retail sales	2,434.8	2,330.0	104.8	4.5%	(38.5)	6.1%
Used vehicle wholesale sales	263.5	274.3	(10.8)	(3.9)%	(8.2)	(0.9)%
Total used	2,698.3	2,604.3	94.0	3.6%	(46.7)	5.4%
Parts and service sales	1,099.5	1,023.2	76.3	7.5%	(12.2)	8.7%
Finance, insurance and other, net	357.4	335.6	21.8	6.5%	(2.9)	7.3%
Total revenues	$8,632.0	$8,437.8	$194.2	2.3%	$(131.6)	3.9%
Gross profit:
New vehicle retail sales	$208.5	$223.8	$(15.3)	(6.8)%	$(2.9)	(5.5)%
Used vehicle retail sales	150.3	141.1	9.2	6.5%	(1.8)	7.8%
Used vehicle wholesale sales	1.0	2.0	(1.0)	(50.0)%	—	(50.0)%
Total used	151.3	143.1	8.2	5.7%	(1.8)	7.0%
Parts and service sales	592.2	555.0	37.2	6.7%	(6.5)	7.9%
Finance, insurance and other, net	357.4	335.6	21.8	6.5%	(2.9)	7.3%
Total gross profit	$1,309.4	$1,257.5	$51.9	4.1%	$(14.1)	5.2%
Gross margin:
New vehicle retail sales	4.7%	5.0%	(0.3)%
Used vehicle retail sales	6.2%	6.1%	0.1%
Used vehicle wholesale sales	0.4%	0.7%	(0.3)%
Total used	5.6%	5.5%	0.1%
Parts and service sales	53.9%	54.2%	(0.3)%
Finance, insurance and other, net	100.0%	100.0%	—%
Total gross margin	15.2%	14.9%	0.3%
Units sold:
Retail new vehicles sold	120,596	123,896	(3,300)	(2.7)%
Retail used vehicles sold	115,154	108,716	6,438	5.9%
Wholesale used vehicles sold	37,270	40,543	(3,273)	(8.1)%
Total used	152,424	149,259	3,165	2.1%
Average sales price per unit sold:
New vehicle retail	$37,122	$36,117	$1,005	2.8%	$(580)	4.4%
Used vehicle retail	$21,144	$21,432	$(288)	(1.3)%	$(334)	0.2%
Gross profit per unit sold:
New vehicle retail sales	$1,729	$1,806	$(77)	(4.3)%	$(24)	(3.0)%
Used vehicle retail sales	$1,305	$1,298	$7	0.5%	$(16)	1.8%
Used vehicle wholesale sales	$27	$49	$(22)	(44.9)%	$(1)	(42.8)%
Total used	$993	$959	$34	3.5%	$(12)	4.8%
Finance, insurance and other, net (per retail unit)	$1,516	$1,443	$73	5.1%	$(12)	5.9%
Other:
SG&A expenses	$987.3	$936.0	$51.3	5.5%	$(12.2)	6.8%
SG&A as % gross profit	75.4%	74.4%	1.0%

Reported Operating Data - U.S.
(In millions, except unit and per unit amounts)

	Three Months Ended September 30,
	2019	2018	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,291.7	$1,196.6	$95.1	7.9%
Used vehicle retail sales	657.6	572.0	85.6	15.0%
Used vehicle wholesale sales	45.9	40.7	5.2	12.8%
Total used	703.5	612.7	90.8	14.8%
Parts and service sales	314.9	289.3	25.6	8.8%
Finance, insurance and other, net	112.7	101.6	11.1	10.9%
Total revenues	$2,422.8	$2,200.2	$222.6	10.1%
Gross profit:
New vehicle retail sales	$58.6	$57.3	$1.3	2.3%
Used vehicle retail sales	43.5	37.2	6.3	16.9%
Used vehicle wholesale sales	0.4	0.4	—	—%
Total used	43.9	37.6	6.3	16.8%
Parts and service sales	171.8	156.0	15.8	10.1%
Finance, insurance and other, net	112.7	101.6	11.1	10.9%
Total gross profit	$387.0	$352.5	$34.5	9.8%
Gross margin:
New vehicle retail sales	4.5%	4.8%	(0.3)%
Used vehicle retail sales	6.6%	6.5%	0.1%
Used vehicle wholesale sales	0.9%	1.0%	(0.1)%
Total used	6.2%	6.1%	0.1%
Parts and service sales	54.6%	53.9%	0.7%
Finance, insurance and other, net	100.0%	100.0%	—%
Total gross margin	16.0%	16.0%	—%
Units sold:
Retail new vehicles sold	33,041	32,058	983	3.1%
Retail used vehicles sold	31,505	28,125	3,380	12.0%
Wholesale used vehicles sold	7,565	7,118	447	6.3%
Total used	39,070	35,243	3,827	10.9%
Average sales price per unit sold:
New vehicle retail	$39,094	$37,326	$1,768	4.7%
Used vehicle retail	$20,873	$20,338	$535	2.6%
Gross profit per unit sold:
New vehicle retail sales	$1,774	$1,787	$(13)	(0.7)%
Used vehicle retail sales	$1,381	$1,323	$58	4.4%
Used vehicle wholesale sales	$53	$56	$(3)	(5.4)%
Total used	$1,124	$1,067	$57	5.3%
Finance, insurance and other, net (per retail unit)	$1,746	$1,688	$58	3.4%
Other:
SG&A expenses	$285.4	$242.2	$43.2	17.8%
SG&A as % gross profit	73.7%	68.7%	5.0%

Same Store Operating Data - U.S.
(In millions, except unit and per unit amounts)

	Three Months Ended September 30,
	2019	2018	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,259.8	$1,172.4	$87.4	7.5%
Used vehicle retail sales	639.0	560.1	78.9	14.1%
Used vehicle wholesale sales	45.0	39.8	5.2	13.1%
Total used	684.0	599.9	84.1	14.0%
Parts and service sales	309.2	282.1	27.1	9.6%
Finance, insurance and other, net	110.1	99.6	10.5	10.5%
Total revenues	$2,363.1	$2,154.0	$209.1	9.7%
Gross profit:
New vehicle retail sales	$56.3	$56.4	$(0.1)	(0.2)%
Used vehicle retail sales	42.5	36.5	6.0	16.4%
Used vehicle wholesale sales	0.4	0.3	0.1	33.3%
Total used	42.9	36.8	6.1	16.6%
Parts and service sales	168.0	152.8	15.2	9.9%
Finance, insurance and other, net	110.1	99.6	10.5	10.5%
Total gross profit	$377.3	$345.6	$31.7	9.2%
Gross margin:
New vehicle retail sales	4.5%	4.8%	(0.3)%
Used vehicle retail sales	6.7%	6.5%	0.2%
Used vehicle wholesale sales	0.9%	0.8%	0.1%
Total used	6.3%	6.1%	0.2%
Parts and service sales	54.3%	54.2%	0.1%
Finance, insurance and other, net	100.0%	100.0%	—%
Total gross margin	16.0%	16.0%	—%
Units sold:
Retail new vehicles sold	32,212	31,311	901	2.9%
Retail used vehicles sold	30,664	27,396	3,268	11.9%
Wholesale used vehicles sold	7,401	6,929	472	6.8%
Total used	38,065	34,325	3,740	10.9%
Average sales price per unit sold:
New vehicle retail	$39,110	$37,444	$1,666	4.4%
Used vehicle retail	$20,839	$20,445	$394	1.9%
Gross profit per unit sold:
New vehicle retail sales	$1,748	$1,801	$(53)	(2.9)%
Used vehicle retail sales	$1,386	$1,332	$54	4.1%
Used vehicle wholesale sales	$54	$43	$11	25.6%
Total used	$1,127	$1,072	$55	5.1%
Finance, insurance and other, net (per retail unit)	$1,751	$1,697	$54	3.2%
Other:
SG&A expenses	$278.1	$238.7	$39.4	16.5%
SG&A as % gross profit	73.7%	69.1%	4.6%

The following discussion of our U.S. operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity.
Revenue
Total revenue in the U.S. during the three months ended September 30, 2019 increased $222.6 million, or 10.1%, as compared to the same period in 2018. Total same store revenue in the U.S. during the three months ended September 30, 2019 increased $209.1 million, or 9.7%, as compared to the same period in 2018, driven by growth in all revenue streams. New vehicle retail same store revenue increased 7.5% as a result of a 2.9% increase in unit sales and a 4.4% increase in average sale price per unit. The increase in average sales price was driven by an increase in overall industry prices and the continued mix shift in sales from cars to trucks. Same store new vehicle truck sales represented 68.5% of same store new vehicle retail unit sales, as compared to 64.9% last year. Used vehicle retail same store revenue increased 14.1%, driven by an 11.9% increase in retail unit sales, as our Val-U-Line® initiative continues to gain traction. In addition, our recent online new and used vehicle sales initiative, “AcceleRide®” , was implemented in nearly all of our U.S. dealerships. Parts and service same store revenue increased 9.6% with growth across all businesses lines. The growth was driven by an 11.1% increase in customer pay, a 10.6% increase in warranty, an 8.3% increase in collision and a 6.6% increase in wholesale parts revenue. Our four-day work week has been rolled out at 72 U.S. dealerships as of September 30, 2019 and has driven an increase in our technician count of over 300 professionals in the last twelve months. We expect to roll out a four-day work week in our service departments at additional dealerships in the fourth quarter of 2019, resulting in coverage of approximately 85% of our parts and service revenue. The increase in technician count has significantly driven our increase in parts and service revenue. Finance, insurance and other, net (“F&I”) revenue increased 10.5% as F&I per retail unit (“PRU”) sold increased $54, or 3.2%, resulting from higher finance contract and insurance product penetration rates.
Gross profit
Total gross profit in the U.S. during the three months ended September 30, 2019 increased $34.5 million, or 9.8%, as compared to the same period in 2018. Total same store gross profit in the U.S. during the three months ended September 30, 2019 increased $31.7 million, or 9.2%, as compared to the same period in 2018. The increase in gross profit was driven by used vehicle retail, parts and service and F&I gross profit. Used vehicle retail same store gross profit increased by $6.0 million, or 16.4%, as our retail unit sales increased by 11.9% and our recently implemented big-data driven pricing strategies drove a 4.1% increase in gross profit PRU. Parts and service and F&I same store gross profit increased by 9.9% and 10.5%, respectively, driven by the increases discussed above in the revenue section.
SG&A Expense
Our SG&A expense consists primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expense in the U.S. during the three months ended September 30, 2019 increased $43.2 million, or 17.8%, as compared to the same period in 2018. Total same store SG&A expense in the U.S. during the three months ended September 30, 2019 increased $39.4 million, or 16.5%, as compared to the same period in 2018. Total same store SG&A expense in 2019 includes $11.9 million in insurance deductible expense related to inventory and building damage due to flooding from Tropical Storm Imelda in Texas and $0.4 million in real estate transaction costs. Total same store SG&A expense in 2018 includes $1.7 million of net gains on real estate transactions and a gain of $1.4 million relating to favorable resolution of legal matters. Same store SG&A expense as a % of gross profit increased 460 basis points driven by increased personnel costs as a percentage of gross profit, higher insurance deductible expense and a reduction in gains on real estate transactions. The increase in insurance deductible expense was attributable to $11.9 million in building and vehicle inventory deductibles related to flooding from Tropical Storm Imelda in Texas in 2019. The reduction in net gains is due to $0.4 million in net losses on real estate transactions in 2019 compared to $1.7 million in net gains on real estate transactions in 2018.

Reported Operating Data - U.S.
(In millions, except unit and per unit amounts)

	Nine Months Ended September 30,
	2019	2018	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$3,512.1	$3,433.4	$78.7	2.3%
Used vehicle retail sales	1,877.6	1,727.8	149.8	8.7%
Used vehicle wholesale sales	133.0	137.5	(4.5)	(3.3)%
Total used	2,010.6	1,865.3	145.3	7.8%
Parts and service sales	922.2	862.6	59.6	6.9%
Finance, insurance and other, net	319.4	295.2	24.2	8.2%
Total revenues	$6,764.3	$6,456.5	$307.8	4.8%
Gross profit:
New vehicle retail sales	$164.3	$166.8	$(2.5)	(1.5)%
Used vehicle retail sales	125.1	109.5	15.6	14.2%
Used vehicle wholesale sales	2.4	3.4	(1.0)	(29.4)%
Total used	127.5	112.9	14.6	12.9%
Parts and service sales	499.4	463.9	35.5	7.7%
Finance, insurance and other, net	319.4	295.2	24.2	8.2%
Total gross profit	$1,110.6	$1,038.8	$71.8	6.9%
Gross margin:
New vehicle retail sales	4.7%	4.9%	(0.2)%
Used vehicle retail sales	6.7%	6.3%	0.4%
Used vehicle wholesale sales	1.8%	2.5%	(0.7)%
Total used	6.3%	6.1%	0.2%
Parts and service sales	54.2%	53.8%	0.4%
Finance, insurance and other, net	100.0%	100.0%	—%
Total gross margin	16.4%	16.1%	0.3%
Units sold:
Retail new vehicles sold	89,749	91,119	(1,370)	(1.5)%
Retail used vehicles sold	91,299	83,919	7,380	8.8%
Wholesale used vehicles sold	21,543	23,793	(2,250)	(9.5)%
Total used	112,842	107,712	5,130	4.8%
Average sales price per unit sold:
New vehicle retail	$39,132	$37,680	$1,452	3.9%
Used vehicle retail	$20,565	$20,589	$(24)	(0.1)%
Gross profit per unit sold:			—
New vehicle retail sales	$1,831	$1,831	$—	—%
Used vehicle retail sales	$1,370	$1,305	$65	5.0%
Used vehicle wholesale sales	$111	$143	$(32)	(22.4)%
Total used	$1,130	$1,048	$82	7.8%
Finance, insurance and other, net (per retail unit)	$1,764	$1,686	$78	4.6%
Other:
SG&A expenses	$809.6	$729.4	$80.2	11.0%
SG&A as % gross profit	72.9%	70.2%	2.7%

Same Store Operating Data - U.S.
(In millions, except unit and per unit amounts)

	Nine Months Ended September 30,
	2019	2018	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$3,430.1	$3,348.2	$81.9	2.4%
Used vehicle retail sales	1,828.5	1,687.2	141.3	8.4%
Used vehicle wholesale sales	130.2	133.7	(3.5)	(2.6)%
Total used	1,958.7	1,820.9	137.8	7.6%
Parts and service sales	910.2	836.2	74.0	8.8%
Finance, insurance and other, net	311.9	289.0	22.9	7.9%
Total revenues	$6,610.9	$6,294.3	$316.6	5.0%
Gross profit:
New vehicle retail sales	$159.3	$162.6	$(3.3)	(2.0)%
Used vehicle retail sales	122.6	107.0	15.6	14.6%
Used vehicle wholesale sales	2.4	3.4	(1.0)	(29.4)%
Total used	125.0	110.4	14.6	13.2%
Parts and service sales	491.0	451.6	39.4	8.7%
Finance, insurance and other, net	311.9	289.0	22.9	7.9%
Total gross profit	$1,087.2	$1,013.6	$73.6	7.3%
Gross margin:
New vehicle retail sales	4.6%	4.9%	(0.3)%
Used vehicle retail sales	6.7%	6.3%	0.4%
Used vehicle wholesale sales	1.8%	2.5%	(0.7)%
Total used	6.4%	6.1%	0.3%
Parts and service sales	53.9%	54.0%	(0.1)%
Finance, insurance and other, net	100.0%	100.0%	—%
Total gross margin	16.4%	16.1%	0.3%
Units sold:
Retail new vehicles sold	87,369	88,913	(1,544)	(1.7)%
Retail used vehicles sold	88,826	81,846	6,980	8.5%
Wholesale used vehicles sold	20,940	23,158	(2,218)	(9.6)%
Total used	109,766	105,004	4,762	4.5%
Average sales price per unit sold:
New vehicle retail	$39,260	$37,657	$1,603	4.3%
Used vehicle retail	$20,585	$20,614	$(29)	(0.1)%
Gross profit per unit sold:
New vehicle retail sales	$1,823	$1,829	$(6)	(0.3)%
Used vehicle retail sales	$1,380	$1,307	$73	5.6%
Used vehicle wholesale sales	$115	$147	$(32)	(21.8)%
Total used	$1,139	$1,051	$88	8.4%
Finance, insurance and other, net (per retail unit)	$1,770	$1,692	$78	4.6%
Other:
SG&A expenses	$794.2	$728.4	$65.8	9.0%
SG&A as % gross profit	73.1%	71.9%	1.2%

The following discussion of our U.S. operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity.
Revenue
Total revenue in the U.S. during the nine months ended September 30, 2019 increased $307.8 million, or 4.8%, as compared to the same period in 2018. Total same store revenue in the U.S. during the nine months ended September 30, 2019 increased $316.6 million, or 5.0%, as compared to the same period in 2018. The increase in U.S. same store revenue was driven by growth in all of our revenue streams with the exception of used vehicle wholesale sales. New vehicle retail same store revenue increased 2.4% as a 1.7% decrease in unit sales was more than offset by a 4.3% increase in average sales price per unit. The average sales price increase was driven by an increase in overall industry prices and the continued mix shift in sales from cars to trucks. Same store new vehicle truck sales represented 67.2% of total same store new vehicle retail unit sales, as compared to 64.0% in prior year. Used vehicle retail same store revenue increased 8.4% and units increased 8.5% as our Val-U-Line® initiative enabled us to move older model, higher mileage units from wholesale to retail sales. Parts and service same store revenue increased 8.8% driven by a 10.2% increase in customer-pay revenue, a 12.5% increase in warranty, a 5.4% increase in wholesale parts and a 5.1% increase in collision revenue. The implementation of our four-day work week service schedule improved hiring and retention of our service technicians and advisors and increased capacity and efficiency in our service departments. Our four-day work week has been rolled out at 72 U.S. dealerships as of September 30, 2019 and has driven an increase in our technician count of over 300 professionals in the last twelve months. We expect to roll out additional dealerships in the fourth quarter of 2019, resulting in coverage of approximately 85% of our parts and service revenue. F&I same store revenue increased 7.9% as a result of an increase in our retail unit sales, improvements in income per contract on vehicle service and finance contracts, as well as higher penetration rates on finance and other insurance product offerings.
Gross profit
Total gross profit in the U.S. during the nine months ended September 30, 2019 increased $71.8 million, or 6.9%, as compared to the same period in 2018. Total same store gross profit in the U.S. during the nine months ended September 30, 2019 increased $73.6 million, or 7.3%, as compared to the same period in 2018. The increase in total gross profit was driven by increases in parts and service, F&I and used vehicle retail gross profit, partially offset by a decrease in new vehicle gross profit. New vehicle retail same store gross profit decreased 2.0% due to lower new vehicle unit sales as industry new vehicle sales have slowed. Used vehicle retail same store gross profit increased 14.6% as a result of an 8.5% increase in used vehicle retail unit sales and a 5.6% increase in used vehicle retail same store average gross profit PRU. The increased same store used vehicle retail PRU reflects our recently implemented big-data driven pricing strategies. Parts and service same store gross profit and F&I same store gross profit increased 8.7% and 7.9%, respectively, driven by the increase in revenue described above. Total same store gross margin increased 30 basis points as our higher margin businesses grew at a faster pace than our lower gross margin new vehicle business.
SG&A Expense
Our SG&A expense consists primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expense in the U.S. during the nine months ended September 30, 2019 increased $80.2 million, or 11.0%, as compared to the same period in 2018. Total same store SG&A expense in the U.S. during the nine months ended September 30, 2019, increased $65.8 million, or 9.0%, as compared to the same period in 2018. Same store SG&A expense in 2019 includes $17.9 million of costs associated with hail storms and flooding from Tropical Storm Imelda in Texas; $0.7 million in net gains on real estate and dealership transactions; and $1.8 million in non-core legal expenses. Same store SG&A expense in 2018 includes $5.8 million for costs associated with hail storms; $4.9 million in net gains on real estate transactions; and $0.6 million in non-core legal expenses. Total same store SG&A expense as a % of gross profit increased 120 basis points, primarily attributable to a $12.1 million increase in insurance costs driven by $11.9 million in deductible expenses associated with the building and vehicle deductibles related to the flooding from Tropical Storm Imelda in Texas and a $4.2 million decrease in net gains in real estate and dealership transactions.

Reported Operating Data - U.K.
(In millions, except unit and per unit amounts)

	Three Months Ended September 30,
	2019	2018	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$290.7	$278.0	$12.7	4.6%	$(16.4)	10.5%
Used vehicle retail sales	189.3	200.1	(10.8)	(5.4)%	(10.8)	—%
Used vehicle wholesale sales	35.0	41.7	(6.7)	(16.1)%	(1.9)	(11.5)%
Total used	224.3	241.8	(17.5)	(7.2)%	(12.7)	(2.0)%
Parts and service sales	56.6	53.8	2.8	5.2%	(3.2)	11.1%
Finance, insurance and other, net	13.0	12.3	0.7	5.7%	(0.7)	11.5%
Total revenues	$584.6	$585.9	$(1.3)	(0.2)%	$(33.0)	5.4%
Gross profit:
New vehicle retail sales	$12.1	$15.1	$(3.0)	(19.9)%	$(0.8)	(14.4)%
Used vehicle retail sales	8.9	11.6	(2.7)	(23.3)%	(0.5)	(19.0)%
Used vehicle wholesale sales	(0.3)	(0.8)	0.5	62.5%	—	62.5%
Total used	8.6	10.8	(2.2)	(20.4)%	(0.5)	(15.6)%
Parts and service sales	31.3	30.5	0.8	2.6%	(1.8)	8.4%
Finance, insurance and other, net	13.0	12.3	0.7	5.7%	(0.7)	11.5%
Total gross profit	$65.0	$68.7	$(3.7)	(5.4)%	$(3.8)	0.2%
Gross margin:
New vehicle retail sales	4.2%	5.4%	(1.2)%
Used vehicle retail sales	4.7%	5.8%	(1.1)%
Used vehicle wholesale sales	(0.9)%	(1.9)%	1.0%
Total used	3.8%	4.5%	(0.7)%
Parts and service sales	55.3%	56.7%	(1.4)%
Finance, insurance and other, net	100.0%	100.0%	—%
Total gross margin	11.1%	11.7%	(0.6)%
Units sold:
Retail new vehicles sold	9,329	9,333	(4)	—%
Retail used vehicles sold	8,573	8,482	91	1.1%
Wholesale used vehicles sold	4,894	5,382	(488)	(9.1)%
Total used	13,467	13,864	(397)	(2.9)%
Average sales price per unit sold:
New vehicle retail	$31,161	$29,787	$1,374	4.6%	$(1,754)	10.5%
Used vehicle retail	$22,081	$23,591	$(1,510)	(6.4)%	$(1,254)	(1.1)%
Gross profit per unit sold:
New vehicle retail sales	$1,297	$1,618	$(321)	(19.8)%	$(88)	(14.4)%
Used vehicle retail sales	$1,038	$1,368	$(330)	(24.1)%	$(58)	(19.9)%
Used vehicle wholesale sales	$(61)	$(149)	$88	59.1%	$(5)	56.8%
Total used	$639	$779	$(140)	(18.0)%	$(38)	(13.1)%
Finance, insurance and other, net (per retail unit)	$726	$690	$36	5.2%	$(40)	10.9%
Other:
SG&A expenses	$57.5	$59.7	$(2.2)	(3.7)%	$(3.4)	1.9%
SG&A as % gross profit	88.5%	86.9%	1.6%

Same Store Operating Data - U.K.
(In millions, except unit and per unit amounts)

	Three Months Ended September 30,
	2019	2018	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$274.2	$266.1	$8.1	3.0%	$(15.4)	8.8%
Used vehicle retail sales	177.5	192.9	(15.4)	(8.0)%	(10.0)	(2.8)%
Used vehicle wholesale sales	33.4	39.9	(6.5)	(16.3)%	(1.9)	(11.6)%
Total used	210.9	232.8	(21.9)	(9.4)%	(11.9)	(4.3)%
Parts and service sales	50.4	49.6	0.8	1.6%	(2.8)	7.3%
Finance, insurance and other, net	12.1	11.8	0.3	2.5%	(0.7)	8.1%
Total revenues	$547.6	$560.3	$(12.7)	(2.3)%	$(30.8)	3.2%
Gross profit:
New vehicle retail sales	$11.3	$14.7	$(3.4)	(23.1)%	$(0.8)	(17.9)%
Used vehicle retail sales	8.3	11.1	(2.8)	(25.2)%	(0.3)	(22.1)%
Used vehicle wholesale sales	(0.3)	(0.7)	0.4	57.1%	—	57.1%
Total used	8.0	10.4	(2.4)	(23.1)%	(0.3)	(19.7)%
Parts and service sales	28.2	28.4	(0.2)	(0.7)%	(1.6)	4.8%
Finance, insurance and other, net	12.1	11.8	0.3	2.5%	(0.7)	8.1%
Total gross profit	$59.6	$65.3	$(5.7)	(8.7)%	$(3.4)	(3.6)%
Gross margin:
New vehicle retail sales	4.1%	5.5%	(1.4)%
Used vehicle retail sales	4.7%	5.8%	(1.1)%
Used vehicle wholesale sales	(0.9)%	(1.8)%	0.9%
Total used	3.8%	4.5%	(0.7)%
Parts and service sales	56.0%	57.3%	(1.3)%
Finance, insurance and other, net	100.0%	100.0%	—%
Total gross margin	10.9%	11.7%	(0.8)%
Units sold:
Retail new vehicles sold	8,607	8,646	(39)	(0.5)%
Retail used vehicles sold	7,902	8,128	(226)	(2.8)%
Wholesale used vehicles sold	4,603	5,133	(530)	(10.3)%
Total used	12,505	13,261	(756)	(5.7)%
Average sales price per unit sold:
New vehicle retail	$31,858	$30,777	$1,081	3.5%	$(1,789)	9.3%
Used vehicle retail	$22,463	$23,733	$(1,270)	(5.4)%	$(1,270)	—%
Gross profit per unit sold:
New vehicle retail sales	$1,313	$1,700	$(387)	(22.8)%	$(87)	(17.6)%
Used vehicle retail sales	$1,050	$1,366	$(316)	(23.1)%	$(43)	(19.8)%
Used vehicle wholesale sales	$(65)	$(136)	$71	52.2%	$(3)	50.2%
Total used	$640	$784	$(144)	(18.4)%	$(28)	(14.8)%
Finance, insurance and other, net (per retail unit)	$733	$703	$30	4.3%	$(39)	9.8%
Other:
SG&A expenses	$51.1	$55.7	$(4.6)	(8.3)%	$(2.9)	(3.0)%
SG&A as % gross profit	85.7%	85.3%	0.4%

The following discussion of our U.K. operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity.
Revenue
Total revenue in the U.K. during the three months ended September 30, 2019 decreased $1.3 million, or 0.2%, as compared to the same period in 2018. Total same store revenue in the U.K. during the three months ended September 30, 2019 decreased $12.7 million, or 2.3%, as compared to the same period in 2018. On a constant currency basis, total same store revenue increased $18.1 million, or 3.2%, driven by increases in new vehicle, parts and service and F&I revenue, partially offset by a decrease in used vehicle retail revenue. New vehicle retail same store revenue on a constant currency basis increased 8.8%, as a 0.5% decrease in new vehicle retail same store unit sales was more than offset by a 9.3% increase in average sales price. Used vehicle retail same store revenue on a constant currency basis and used vehicle retail unit sales both decreased 2.8% as shortages in new vehicle inventory resulting from stricter emissions standards imposed by the Worldwide Harmonised Light Vehicle Test Procedure (“WLTP”) resulted in higher used vehicle demand during the third quarter of 2018. Parts and service same store revenue increased 7.3% on a constant currency basis as a result of an increase in customer-pay business driven by our efforts to increase our technician headcount through improved hiring methods and improved pay plans. F&I same store revenue on a constant currency basis increased 8.1% as a decline in retail unit sales was more than offset by a 9.8% increase in F&I PRU, a result of increased penetration rates in finance contract and other insurance product offerings.
Gross profit
Total gross profit in the U.K. during the three months ended September 30, 2019 decreased $3.7 million, or 5.4%, as compared to the same period in 2018. Total same store gross profit in the U.K. during the three months ended September 30, 2019 decreased $5.7 million, or 8.7%, as compared to the same period in 2018. On a constant currency basis, total same store gross profit decreased $2.3 million, or 3.6%, driven by decreases in new and used vehicle retail gross profit, partially offset by increases in parts and service and F&I gross profit. New vehicle retail same store gross profit decreased 17.9% as a result of a 17.6% decrease in new vehicle gross profit per unit on a constant currency basis. Used vehicle retail same store gross profit also decreased 22.1% as a result of a 2.8% decrease in used vehicle retail unit sales and a 19.8% decrease in used vehicle retail gross profit per unit sold on a constant currency basis. The gross profit pressure on new and used vehicles was the result of continued economic pressure as a result of uncertainty around Brexit. Parts and service same store gross profit on a constant currency basis increased 4.8% as a result of a 7.3% increase in revenue, partially offset by an increase in technician costs due to our hiring initiatives, all as discussed above. F&I same store revenue on a constant currency basis increased 8.1% as previously discussed.
SG&A Expense
Our SG&A expense consists primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expense in the U.K. during the three months ended September 30, 2019 decreased $2.2 million, or 3.7%, as compared to the same period in 2018. Total same store SG&A expense in the U.K. during the three months ended September 30, 2019, decreased $4.6 million, or 8.3%, as compared to the same period in 2018. On a constant currency basis, total same store SG&A expense decreased $1.7 million, or 3.0%. This decline was due to our implementation and execution of cost reduction plans which enabled us to partially offset the decline in gross profit.

Reported Operating Data - U.K.
(In millions, except unit and per unit amounts)

	Nine Months Ended September 30,
	2019	2018	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$911.6	$971.1	$(59.5)	(6.1)%	$(56.6)	(0.3)%
Used vehicle retail sales	586.8	600.7	(13.9)	(2.3)%	(35.1)	3.5%
Used vehicle wholesale sales	127.1	134.4	(7.3)	(5.4)%	(7.5)	0.2%
Total used	713.9	735.1	(21.2)	(2.9)%	(42.6)	2.9%
Parts and service sales	172.5	165.0	7.5	4.5%	(10.5)	10.9%
Finance, insurance and other, net	43.2	42.3	0.9	2.1%	(2.7)	8.4%
Total revenues	$1,841.2	$1,913.5	$(72.3)	(3.8)%	$(112.4)	2.1%
Gross profit:
New vehicle retail sales	$39.6	$49.5	$(9.9)	(20.0)%	$(2.3)	(15.4)%
Used vehicle retail sales	25.5	31.3	(5.8)	(18.5)%	(1.5)	(13.7)%
Used vehicle wholesale sales	(2.6)	(2.2)	(0.4)	(18.2)%	0.1	(24.8)%
Total used	22.9	29.1	(6.2)	(21.3)%	(1.4)	(16.5)%
Parts and service sales	95.5	94.1	1.4	1.5%	(5.7)	7.6%
Finance, insurance and other, net	43.2	42.3	0.9	2.1%	(2.7)	8.4%
Total gross profit	$201.2	$215.0	$(13.8)	(6.4)%	$(12.1)	(0.8)%
Gross margin:
New vehicle retail sales	4.3%	5.1%	(0.8)%
Used vehicle retail sales	4.3%	5.2%	(0.9)%
Used vehicle wholesale sales	(2.0)%	(1.6)%	(0.4)%
Total used	3.2%	4.0%	(0.8)%
Parts and service sales	55.4%	57.0%	(1.6)%
Finance, insurance and other, net	100.0%	100.0%	—%
Total gross margin	10.9%	11.2%	(0.3)%
Units sold:
Retail new vehicles sold	28,939	30,697	(1,758)	(5.7)%
Retail used vehicles sold	25,284	24,818	466	1.9%
Wholesale used vehicles sold	16,033	16,924	(891)	(5.3)%
Total used	41,317	41,742	(425)	(1.0)%
Average sales price per unit sold:
New vehicle retail	$31,501	$31,635	$(134)	(0.4)%	$(1,955)	5.8%
Used vehicle retail	$23,208	$24,204	$(996)	(4.1)%	$(1,390)	1.6%
Gross profit per unit sold:
New vehicle retail sales	$1,368	$1,613	$(245)	(15.2)%	$(79)	(10.3)%
Used vehicle retail sales	$1,009	$1,261	$(252)	(20.0)%	$(60)	(15.2)%
Used vehicle wholesale sales	$(162)	$(130)	$(32)	(24.6)%	$9	(31.7)%
Total used	$554	$697	$(143)	(20.5)%	$(34)	(15.7)%
Finance, insurance and other, net (per retail unit)	$797	$762	$35	4.6%	$(49)	11.0%
Other:
SG&A expenses	$175.8	$181.6	$(5.8)	(3.2)%	$(10.7)	2.7%
SG&A as % gross profit	87.4%	84.5%	2.9%

Same Store Operating Data - U.K.
(In millions, except unit and per unit amounts)

	Nine Months Ended September 30,
	2019	2018	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$853.1	$923.9	$(70.8)	(7.7)%	$(53.1)	(1.9)%
Used vehicle retail sales	546.1	580.2	(34.1)	(5.9)%	(32.8)	(0.2)%
Used vehicle wholesale sales	120.6	130.2	(9.6)	(7.4)%	(7.1)	(1.9)%
Total used	666.7	710.4	(43.7)	(6.2)%	(39.9)	(0.5)%
Parts and service sales	154.7	152.8	1.9	1.2%	(9.3)	7.3%
Finance, insurance and other, net	40.4	40.6	(0.2)	(0.5)%	(2.4)	5.3%
Total revenues	$1,714.9	$1,827.7	$(112.8)	(6.2)%	$(104.7)	(0.4)%
Gross profit:
New vehicle retail sales	$37.3	$48.0	$(10.7)	(22.3)%	$(2.2)	(17.7)%
Used vehicle retail sales	23.4	30.3	(6.9)	(22.8)%	(1.4)	(18.1)%
Used vehicle wholesale sales	(2.3)	(1.8)	(0.5)	(27.8)%	0.1	(35.9)%
Total used	21.1	28.5	(7.4)	(26.0)%	(1.3)	(21.5)%
Parts and service sales	86.0	88.0	(2.0)	(2.3)%	(5.1)	3.6%
Finance, insurance and other, net	40.4	40.6	(0.2)	(0.5)%	(2.4)	5.3%
Total gross profit	$184.8	$205.1	$(20.3)	(9.9)%	$(11.0)	(4.6)%
Gross margin:
New vehicle retail sales	4.4%	5.2%	(0.8)%
Used vehicle retail sales	4.3%	5.2%	(0.9)%
Used vehicle wholesale sales	(1.9)%	(1.4)%	(0.5)%
Total used	3.2%	4.0%	(0.8)%
Parts and service sales	55.6%	57.6%	(2.0)%
Finance, insurance and other, net	100.0%	100.0%	—%
Total gross margin	10.8%	11.2%	(0.4)%
Units sold:
Retail new vehicles sold	26,931	28,593	(1,662)	(5.8)%
Retail used vehicles sold	23,245	23,782	(537)	(2.3)%
Wholesale used vehicles sold	15,077	16,342	(1,265)	(7.7)%
Total used	38,322	40,124	(1,802)	(4.5)%
Average sales price per unit sold:
New vehicle retail	$31,677	$32,312	$(635)	(2.0)%	$(1,973)	4.1%
Used vehicle retail	$23,493	$24,397	$(904)	(3.7)%	$(1,412)	2.1%
Gross profit per unit sold:
New vehicle retail sales	$1,385	$1,679	$(294)	(17.5)%	$(82)	(12.6)%
Used vehicle retail sales	$1,007	$1,274	$(267)	(21.0)%	$(60)	(16.2)%
Used vehicle wholesale sales	$(153)	$(110)	$(43)	(39.1)%	$9	(47.3)%
Total used	$551	$710	$(159)	(22.4)%	$(32)	(17.8)%
Finance, insurance and other, net (per retail unit)	$805	$775	$30	3.9%	$(47)	10.0%
Other:
SG&A expenses	$159.6	$170.8	$(11.2)	(6.6)%	$(9.6)	(0.9)%
SG&A as % gross profit	86.4%	83.3%	3.1%

The following discussion of our U.K. operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity.
Revenue
Total revenue in the U.K. during the nine months ended September 30, 2019 decreased $72.3 million, or 3.8%, as compared to the same period in 2018. Total same store revenue in the U.K. during the nine months ended September 30, 2019 decreased $112.8 million, or 6.2%, as compared to the same period in 2018. On a constant currency basis, total same store revenue decreased 0.4% as a result of a decline in new and used vehicle revenues almost fully offset by an increase in parts and service and F&I revenue. The market conditions in the U.K. remain challenging, primarily due to the uncertainty surrounding Brexit. New vehicle retail same store revenue on a constant currency basis decreased 1.9%, as a 5.8% decrease in new vehicle retail same store unit sales was partially offset by a 4.1% increase in new vehicle retail same store average sales price per unit sold. Used vehicle retail same store revenue on a constant currency basis decreased 0.2%, as a 2.3% decrease in used vehicle retail same store unit sales was partially offset by a 2.1% increase in used vehicle retail same store average sales price per unit sold. Parts and service same store revenue increased 7.3% on a constant currency basis driven by increases of 8.5% in customer-pay, 13.1% in warranty and 6.6% in wholesale parts, partially offset by a decrease of 14.8% in collision revenue. The increases in customer-pay and warranty revenue are a result of our efforts to increase our technician headcount through improved hiring methods and improved pay plans. F&I same store revenue on a constant currency basis increased 5.3% driven by increased penetration rates on finance fees and other insurance product offerings, as well as increased income per contract on vehicle service contracts.
Gross profit
Total gross profit in the U.K. during the nine months ended September 30, 2019 decreased $13.8 million, or 6.4%, as compared to the same period in 2018. Total same store gross profit in the U.K. during the nine months ended September 30, 2019 decreased $20.3 million, or 9.9%, as compared to the same period in 2018. On a constant currency basis, total same store gross profit decreased 4.6% as a result of a decline in new and used vehicle revenues, partially offset by an increase in parts and service and F&I revenue. New vehicle retail same store gross profit on a constant currency basis decreased 17.7% driven by a 12.6% decrease in new vehicle retail same store average gross profit per unit sold, coupled with the decline in retail units discussed above. Used vehicle retail same store gross profit on a constant currency basis decreased 18.1% on a 2.3% decrease in used vehicle retail same store unit sales and a 16.2% decrease in used vehicle retail same store average gross profit per unit sold. The gross profit pressures on new and used vehicles are a result of continued economic pressure as a result of uncertainty around Brexit. In addition to the economic pressures from Brexit, used vehicle retail gross profit in 2018 was impacted by above average used vehicle values caused by the WLTP related new vehicle shortages. Parts and service same store gross profit on a constant currency basis increased 3.6% as a result of a 7.3% increase in revenue discussed above, partially offset by an increase in technician costs as a result of hiring initiatives discussed above. F&I same store on a constant currency basis increased 5.3% as discussed above.
SG&A Expense
Our SG&A expense consists primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expense in the U.K. during the nine months ended September 30, 2019 decreased $5.8 million, or 3.2%, as compared to the same period in 2018. Total same store SG&A expense in the U.K. during the nine months ended September 30, 2019, decreased $11.2 million, or 6.6%, as compared to the same period in 2018. On a constant currency basis, total same store SG&A expense decreased 0.9%. This decline was driven by the implementation and execution of cost reduction plans which enabled us to partially offset the decline in gross profit.

Reported Operating Data - Brazil
(In millions, except unit and per unit amounts)

	Three Months Ended September 30,
	2019	2018	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$69.8	$64.9	$4.9	7.6%	$(0.5)	8.3%
Used vehicle retail sales	22.8	20.3	2.5	12.3%	(0.1)	12.9%
Used vehicle wholesale sales	4.4	4.2	0.2	4.8%	—	4.8%
Total used	27.2	24.5	2.7	11.0%	(0.1)	11.7%
Parts and service sales	12.0	11.4	0.6	5.3%	(0.1)	5.9%
Finance, insurance and other, net	1.9	2.2	(0.3)	(13.6)%	—	(13.6)%
Total revenues	$110.9	$103.0	$7.9	7.7%	$(0.7)	8.4%
Gross profit:
New vehicle retail sales	$4.5	$5.2	$(0.7)	(13.5)%	$—	(13.5)%
Used vehicle retail sales	1.8	1.3	0.5	38.5%	—	38.5%
Used vehicle wholesale sales	0.3	0.1	0.2	200.0%	0.1	88.2%
Total used	2.1	1.4	0.7	50.0%	0.1	44.3%
Parts and service sales	5.1	5.1	—	—%	—	—%
Finance, insurance and other, net	1.9	2.2	(0.3)	(13.6)%	—	(13.6)%
Total gross profit	$13.6	$13.9	$(0.3)	(2.2)%	$0.1	(1.9)%
Gross margin:
New vehicle retail sales	6.4%	8.0%	(1.6)%
Used vehicle retail sales	7.9%	6.4%	1.5%
Used vehicle wholesale sales	6.8%	2.4%	4.4%
Total used	7.7%	5.7%	2.0%
Parts and service sales	42.5%	44.7%	(2.2)%
Finance, insurance and other, net	100.0%	100.0%	—%
Total gross margin	12.3%	13.5%	(1.2)%
Units sold:
Retail new vehicles sold	2,262	2,193	69	3.1%
Retail used vehicles sold	1,219	1,069	150	14.0%
Wholesale used vehicles sold	430	402	28	7.0%
Total used	1,649	1,471	178	12.1%
Average sales price per unit sold:
New vehicle retail	$30,858	$29,594	$1,264	4.3%	$(210)	5.0%
Used vehicle retail	$18,704	$18,990	$(286)	(1.5)%	$(96)	(1.0)%
Gross profit per unit sold:
New vehicle retail sales	$1,989	$2,371	$(382)	(16.1)%	$(6)	(15.9)%
Used vehicle retail sales	$1,477	$1,216	$261	21.5%	$1	21.6%
Used vehicle wholesale sales	$698	$249	$449	180.3%	$135	76.0%
Total used	$1,273	$952	$321	33.7%	$37	28.7%
Finance, insurance and other, net (per retail unit)	$546	$674	$(128)	(19.0)%	$(1)	(19.2)%
Other:
SG&A expenses	$11.1	$14.9	$(3.8)	(25.5)%	$0.1	(26.1)%
SG&A as % gross profit	81.6%	107.2%	(25.6)%

Same Store Operating Data - Brazil
(In millions, except unit and per unit amounts)

	Three Months Ended September 30,
	2019	2018	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$67.4	$64.1	$3.3	5.1%	$(0.6)	6.1%
Used vehicle retail sales	22.1	17.4	4.7	27.0%	(0.1)	27.5%
Used vehicle wholesale sales	4.4	3.4	1.0	29.4%	—	29.4%
Total used	26.5	20.8	5.7	27.4%	(0.1)	27.8%
Parts and service sales	11.7	11.1	0.6	5.4%	—	5.4%
Finance, insurance and other, net	1.8	2.1	(0.3)	(14.3)%	0.1	(17.1)%
Total revenues	$107.4	$98.1	$9.3	9.5%	$(0.6)	10.2%
Gross profit:
New vehicle retail sales	$4.3	$5.2	$(0.9)	(17.3)%	$(0.1)	(15.0)%
Used vehicle retail sales	1.7	1.1	0.6	54.5%	0.1	45.7%
Used vehicle wholesale sales	0.3	0.2	0.1	50.0%	(0.1)	116.9%
Total used	2.0	1.3	0.7	53.8%	—	53.8%
Parts and service sales	5.1	5.0	0.1	2.0%	(0.1)	3.3%
Finance, insurance and other, net	1.8	2.1	(0.3)	(14.3)%	0.1	(17.1)%
Total gross profit	$13.2	$13.6	$(0.4)	(2.9)%	$(0.1)	(2.0)%
Gross margin:
New vehicle retail sales	6.4%	8.1%	(1.7)%
Used vehicle retail sales	7.7%	6.3%	1.4%
Used vehicle wholesale sales	6.8%	5.9%	0.9%
Total used	7.5%	6.2%	1.3%
Parts and service sales	43.6%	45.0%	(1.4)%
Finance, insurance and other, net	100.0%	100.0%	—%
Total gross margin	12.3%	13.9%	(1.6)%
Units sold:
Retail new vehicles sold	2,145	2,173	(28)	(1.3)%
Retail used vehicles sold	1,164	1,010	154	15.2%
Wholesale used vehicles sold	416	373	43	11.5%
Total used	1,580	1,383	197	14.2%
Average sales price per unit sold:
New vehicle retail	$31,422	$29,498	$1,924	6.5%	$(286)	7.5%
Used vehicle retail	$18,986	$17,228	$1,758	10.2%	$(76)	10.6%
Gross profit per unit sold:
New vehicle retail sales	$2,005	$2,393	$(388)	(16.2)%	$(59)	(13.9)%
Used vehicle retail sales	$1,460	$1,089	$371	34.1%	$64	26.5%
Used vehicle wholesale sales	$721	$536	$185	34.5%	$(181)	94.5%
Total used	$1,266	$940	$326	34.7%	$(1)	34.4%
Finance, insurance and other, net (per retail unit)	$544	$660	$(116)	(17.6)%	$19	(20.2)%
Other:
SG&A expenses	$10.8	$13.8	$(3.0)	(21.7)%	$(0.1)	(20.9)%
SG&A as % gross profit	81.8%	101.5%	(19.7)%

The following discussion of our Brazil operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity.
Revenue
Total revenue in Brazil during the three months ended September 30, 2019 increased $7.9 million, or 7.7%, as compared to the same period in 2018. Total same store revenue in Brazil during the three months ended September 30, 2019 increased $9.3 million, or 9.5%, as compared to the same period in 2018. On a constant currency basis, total same store revenue increased 10.2% driven by increases in all business lines except F&I. New vehicle retail same store revenue on a constant currency basis increased 6.1% as a 7.5% increase in new vehicle retail same store average sales price per unit sold more than offset a 1.3% decrease in new vehicle retail same store unit sales. The increase in average sales price was driven by a change in brand mix as growth in our higher priced luxury brands outpaced growth in our lower priced import brands. Used vehicle retail same store revenue on a constant currency basis increased 27.5% as a result of a 15.2% increase in used vehicle retail same store unit sales and a 10.6% increase in used vehicle retail same store average sales price per unit sold. This increase was driven by a recently implemented centralized used vehicle purchasing and pricing model which has improved our acquisition of used vehicle inventory and driven the increased used vehicle unit sales. Parts and service same store revenue on a constant currency basis increased 5.4% driven by a 13.5% increase in customer-pay, partially offset by an 18.1% decrease in warranty revenue. The increase in customer-pay reflects management initiatives to enhance the effectiveness of our service sales process and improve efficiency of our parts and service operations. F&I same store revenue on a constant currency basis decreased 17.1% primarily as a result of a decline in fleet business.
Gross profit
Total gross profit in Brazil during the three months ended September 30, 2019 decreased $0.3 million, or 2.2%, as compared to the same period in 2018. Total same store gross profit in Brazil during the three months ended September 30, 2019 decreased $0.4 million, or 2.9%, as compared to the same period in 2018. On a constant currency basis, total same store gross profit decreased 2.0% as declines in new vehicle and F&I gross profit were partially offset by increases in used vehicle and parts and service gross profit. New vehicle retail same store gross profit on a constant currency basis decreased 15.0% as a result of a decrease of 13.9% in new vehicle retail same store average gross profit per unit sold, coupled with the decline in new vehicle retail units discussed above. The decrease in gross profit per unit reflects execution of strategic initiatives designed to reduce inventory levels. Used vehicle retail same store gross profit on a constant currency basis increased 45.7% on a 15.2% increase in used vehicle retail same store unit sales and a 26.5% increase in used vehicle retail same store average gross profit per unit sold. The recently implemented centralized used vehicle purchasing and pricing model has improved our acquisition of used vehicle inventory and increased our gross profit per unit. Parts and service same store gross profit on a constant currency basis increased 3.3% on a 5.4% increase in revenue as discussed above. F&I same store revenue on a constant currency basis decreased 17.1% primarily as a result of a decline in fleet business.
SG&A Expense
Our SG&A expense consists primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expense in Brazil during the three months ended September 30, 2019 decreased $3.8 million, or 25.5%, as compared to the same period in 2018. Total same store SG&A expense in Brazil during the three months ended September 30, 2019 decreased $3.0 million, or 21.7%, as compared to the same period in 2018. On a constant currency basis, total same store SG&A expense decreased 20.9%, while total gross profit decreased 2.0%, resulting in a 1,970 basis points decrease in total SG&A as a % of gross profit to 81.8%. The decrease in SG&A expense was a result of cost control initiatives implemented by the management team and lower legal expenses. SG&A expense in 2018 included $2.5 million related to accruals for certain legal items not recurring in 2019.

Reported Operating Data - Brazil
(In millions, except unit and per unit amounts)

	Nine Months Ended September 30,
	2019	2018	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$208.5	$204.2	$4.3	2.1%	$(17.7)	10.8%
Used vehicle retail sales	63.4	66.3	(2.9)	(4.4)%	(5.6)	4.1%
Used vehicle wholesale sales	13.3	11.5	1.8	15.7%	(0.9)	23.6%
Total used	76.7	77.8	(1.1)	(1.4)%	(6.5)	7.0%
Parts and service sales	36.1	34.5	1.6	4.6%	(3.0)	13.5%
Finance, insurance and other, net	5.6	6.0	(0.4)	(6.7)%	(0.4)	0.2%
Total revenues	$326.9	$322.5	$4.4	1.4%	$(27.6)	10.0%
Gross profit:
New vehicle retail sales	$12.6	$13.3	$(0.7)	(5.3)%	$(0.9)	1.8%
Used vehicle retail sales	4.7	4.0	0.7	17.5%	(0.4)	26.2%
Used vehicle wholesale sales	0.9	0.4	0.5	125.0%	(0.1)	150.9%
Total used	5.6	4.4	1.2	27.3%	(0.5)	37.0%
Parts and service sales	15.8	15.5	0.3	1.9%	(1.3)	10.6%
Finance, insurance and other, net	5.6	6.0	(0.4)	(6.7)%	(0.4)	0.2%
Total gross profit	$39.6	$39.2	$0.4	1.0%	$(3.1)	9.0%
Gross margin:
New vehicle retail sales	6.0%	6.5%	(0.5)%
Used vehicle retail sales	7.4%	6.0%	1.4%
Used vehicle wholesale sales	6.8%	3.5%	3.3%
Total used	7.3%	5.7%	1.6%
Parts and service sales	43.8%	44.9%	(1.1)%
Finance, insurance and other, net	100.0%	100.0%	—%
Total gross margin	12.1%	12.2%	(0.1)%
Units sold:
Retail new vehicles sold	6,911	6,429	482	7.5%
Retail used vehicles sold	3,295	3,163	132	4.2%
Wholesale used vehicles sold	1,386	1,081	305	28.2%
Total used	4,681	4,244	437	10.3%
Average sales price per unit sold:
New vehicle retail	$30,169	$31,762	$(1,593)	(5.0)%	$(2,564)	3.1%
Used vehicle retail	$19,241	$20,961	$(1,720)	(8.2)%	$(1,720)	—%
Gross profit per unit sold:
New vehicle retail sales	$1,823	$2,069	$(246)	(11.9)%	$(137)	(5.3)%
Used vehicle retail sales	$1,426	$1,265	$161	12.7%	$(109)	21.1%
Used vehicle wholesale sales	$649	$370	$279	75.4%	$(60)	95.7%
Total used	$1,196	$1,037	$159	15.3%	$(94)	24.2%
Finance, insurance and other, net (per retail unit)	$549	$626	$(77)	(12.3)%	$(40)	(5.8)%
Other:
SG&A expenses	$35.0	$38.2	$(3.2)	(8.4)%	$(2.3)	(2.2)%
SG&A as % gross profit	88.4%	97.4%	(9.0)%

Same Store Operating Data - Brazil
(In millions, except unit and per unit amounts)

	Nine Months Ended September 30,
	2019	2018	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$193.6	$202.6	$(9.0)	(4.4)%	$(16.7)	3.8%
Used vehicle retail sales	60.2	62.6	(2.4)	(3.8)%	(5.6)	5.2%
Used vehicle wholesale sales	12.7	10.4	2.3	22.1%	(1.1)	32.8%
Total used	72.9	73.0	(0.1)	(0.1)%	(6.7)	9.1%
Parts and service sales	34.6	34.2	0.4	1.2%	(2.9)	9.8%
Finance, insurance and other, net	5.1	6.0	(0.9)	(15.0)%	(0.4)	(8.6)%
Total revenues	$306.2	$315.8	$(9.6)	(3.0)%	$(26.7)	5.4%
Gross profit:
New vehicle retail sales	$11.9	$13.2	$(1.3)	(9.8)%	$(0.8)	(3.7)%
Used vehicle retail sales	4.3	3.8	0.5	13.2%	(0.4)	22.8%
Used vehicle wholesale sales	0.9	0.4	0.5	125.0%	(0.1)	154.6%
Total used	5.2	4.2	1.0	23.8%	(0.5)	34.7%
Parts and service sales	15.2	15.4	(0.2)	(1.3)%	(1.4)	7.5%
Finance, insurance and other, net	5.1	6.0	(0.9)	(15.0)%	(0.4)	(8.6)%
Total gross profit	$37.4	$38.8	$(1.4)	(3.6)%	$(3.1)	4.1%
Gross margin:
New vehicle retail sales	6.1%	6.5%	(0.4)%
Used vehicle retail sales	7.1%	6.1%	1.0%
Used vehicle wholesale sales	7.1%	3.8%	3.3%
Total used	7.1%	5.8%	1.3%
Parts and service sales	43.9%	45.0%	(1.1)%
Finance, insurance and other, net	100.0%	100.0%	—%
Total gross margin	12.2%	12.3%	(0.1)%
Units sold:
Retail new vehicles sold	6,296	6,390	(94)	(1.5)%
Retail used vehicles sold	3,083	3,088	(5)	(0.2)%
Wholesale used vehicles sold	1,253	1,043	210	20.1%
Total used	4,336	4,131	205	5.0%
Average sales price per unit sold:
New vehicle retail	$30,750	$31,706	$(956)	(3.0)%	$(2,657)	5.4%
Used vehicle retail	$19,526	$20,272	$(746)	(3.7)%	$(1,829)	5.3%
Gross profit per unit sold:
New vehicle retail sales	$1,890	$2,066	$(176)	(8.5)%	$(130)	(2.2)%
Used vehicle retail sales	$1,395	$1,231	$164	13.3%	$(123)	23.0%
Used vehicle wholesale sales	$718	$384	$334	87.0%	$(75)	111.9%
Total used	$1,199	$1,017	$182	17.9%	$(108)	28.3%
Finance, insurance and other, net (per retail unit)	$544	$633	$(89)	(14.1)%	$(41)	(7.6)%
Other:
SG&A expenses	$33.5	$36.8	$(3.3)	(9.0)%	$(2.4)	(2.5)%
SG&A as % gross profit	89.6%	94.8%	(5.2)%

The following discussion of our Brazil operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity.
Revenue
Total revenue in Brazil during the nine months ended September 30, 2019 increased $4.4 million, or 1.4%, as compared to the same period in 2018. Total same store revenue in Brazil during the nine months ended September 30, 2019 decreased $9.6 million, or 3.0%, as compared to the same period in 2018. On a constant currency basis, total same store revenue increased 5.4% with increases in all revenue lines excluding F&I. New vehicle retail same store revenue on a constant currency basis increased 3.8%, as a 5.4% increase in new vehicle retail same store average sales price per unit sold more than offset a 1.5% decrease in new vehicle retail same store unit sales. The increase in average sales price was driven by a change in brand mix as our higher priced luxury brands outpaced the growth in our lower priced import brands. Used vehicle retail same store revenue on a constant currency basis increased 5.2%, as a 5.3% increase in used vehicle retail same store average sales price per unit sold more than offset a 0.2% decrease in used vehicle retail same store unit sales. The increase was driven by a recently implemented centralized used vehicle purchasing and pricing model which has improved our acquisition of used vehicle inventory and increased the profitability of our used vehicle business. Parts and service same store revenue on a constant currency basis increased 9.8% as a 16.8% increase in customer-pay business was partially offset by an 8.7% decrease in warranty business. The increase in customer-pay reflects management initiatives to enhance the effectiveness of our service sales process and improve efficiency of our parts and service operations. F&I same store revenue on a constant currency basis decreased 8.6% primarily as a result of a decline in fleet business.
Gross profit
Total gross profit in Brazil during the nine months ended September 30, 2019 increased $0.4 million, or 1.0%, as compared to the same period in 2018. Total same store gross profit in Brazil during the nine months ended September 30, 2019 decreased $1.4 million, or 3.6%, as compared to the same period in 2018. On a constant currency basis total same store gross profit increased 4.1% as growth in used vehicles and parts and service was partially offset by decreases in new vehicle and F&I. New vehicle retail same store gross profit on a constant currency basis decreased 3.7%, driven by a 1.5% decrease in new vehicle retail same store units sold and a 2.2% decrease in new vehicle retail same store average gross profit per unit sold. The decrease in gross profit per unit reflects execution of strategic initiatives designed to reduce inventory levels. Used vehicle retail same store gross profit on a constant currency basis increased 22.8%, as a 23.0% increase in used vehicle retail same store average gross profit per unit sold more than offset a 0.2% decrease in used vehicle retail same store unit sales. This increase was driven by a recently implemented centralized used vehicle purchasing and pricing model which has improved our acquisition of used vehicle inventory and increased the profitability of our used vehicle business. Parts and service same store gross profit increased 7.5% on a constant currency basis, driven by the 9.8% increase in parts and service revenue. F&I same store revenue on a constant currency basis decreased 8.6% driven by a decline in fleet business.
SG&A Expense
Our SG&A expense consists primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expense in Brazil during the nine months ended September 30, 2019 decreased $3.2 million, or 8.4%, as compared to the same period in 2018. Total same store SG&A expense in Brazil during the nine months ended September 30, 2019, decreased $3.3 million, or 9.0%, as compared to the same period in 2018. On a constant currency basis, total same store SG&A expense decreased 2.5% while total gross profit increased 4.1%, resulting in 520 basis points decrease in total SG&A as a % of gross profit. The decrease in SG&A expense was a result of cost control initiatives implemented by the management team and lower legal expenses. SG&A expense in 2018 included $2.9 million related to accruals for certain legal items not recurring in 2019.

Depreciation and Amortization Data
Our total depreciation and amortization expense increased from $16.9 million to $18.0 million and from $50.0 million to $53.0 million for the three and nine months ended September 30, 2019, respectively, when compared to the same period in 2018. This increase is substantially explained by the increase in our U.S. segment, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments.
Impairments
The Company evaluates intangible franchise rights and goodwill assets for impairment annually, or more frequently if events or circumstances indicate possible impairment. The Company performs interim reviews of the franchise rights to determine if a dealership is performing below forecasted franchise cash flow. During the three months ended September 30, 2019, as a result of increased uncertainty in the U.K. due to the delayed decision regarding Brexit that could impact our new vehicle business and certain U.S. dealerships identified in our quarterly review, the Company identified circumstances indicating possible impairment of its franchise rights, requiring a quantitative assessment. In calculating fair value, the Company used a direct value method discounted cash flow model, or income approach, specifically the excess earnings method. Based on the results of the Company's assessment, the Company determined that the fair value of the franchise rights on seven of its U.K. dealerships and one of its U.S. dealerships was below its respective carrying values. This resulted in franchise asset impairment charges of $5.6 million in the U.K. segment and $3.0 million in the U.S. segment.
The Company performs interim reviews of its long-lived assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the three months ended September 30, 2019, the Company recognized a ROU asset impairment charge of $1.4 million relating to two operating leases in the U.K. segment. In addition to the ROU assets impairment, the Company also recorded $0.3 million of fixed asset impairments.
Total impairments during the three months ended September 30, 2019 were $10.3 million.
During the nine months ended September 30, 2019, the Company recorded $10.8 million in impairments, comprised of $8.6 million of U.S. and U.K. franchise impairments described above, and $2.2 million of ROU assets and other fixed asset impairments.
During the three and nine months ended September 30, 2018, the Company recorded $23.2 million and $27.4 million, respectively, of asset impairments, primarily related to impairment of franchise rights.
Floorplan Interest Expense
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month London Interbank Offered Rate (“LIBOR”) (or Prime rate in some cases), plus a spread in the U.S. and U.K., and a benchmark rate plus a spread in Brazil. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt.
Our total floorplan interest expense increased 4.8% for the three months ended September 30, 2019, as compared to the same period in 2018, due to higher inventory levels in the U.S., partially offset by lower interest rate swap expense.
For the nine months ended September 30, 2019, our total floorplan interest expense increased 8.5% as compared to the same period in 2018, primarily due to higher inventory levels in the U.S. and higher weighted average interest rates partially offset by lower interest rate swap expense.
Other Interest Expense, net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit and other long-term debt, partially offset by interest income. For the three months ended September 30, 2019, other interest expense, net decreased from $19.1 million to $18.9 million, as compared to the same period in 2018. The decrease was primarily attributable to a decrease in the weighted average interest rates corresponding with a decrease in LIBOR. For the nine months ended September 30, 2019, other interest expense, net decreased from $57.4 million to $55.8 million as compared to the same period in 2018. The decrease was primarily attributable to a decrease in the weighted average borrowings on our real estate related debt.

Provision for Income Taxes
Our provision for income taxes increased $1.4 million to $11.0 million for the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to an increase of pretax book income. For the nine months ended September 30, 2019, our provision for income taxes decreased $0.1 million to $38.5 million, as compared to the same period in 2018, primarily due to a decrease of pretax book income. For the three months ended September 30, 2019, our effective tax rate increased to 22.4% from 21.6%, as compared to the same period in 2018. This increase was primarily due to changes to valuation allowances provided for net operating losses in certain U.S. states and in Brazil, as well as higher tax deductions in excess of book expense with respect to restricted stock awards that vested in 2018. For the nine months ended September 30, 2019, our effective tax rate of 23.4% was nearly unchanged from 23.3% for the same period in 2018.
We expect our effective tax rate for the full-year of 2019 will be between 23.0% and 24.0%. We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income, considering future reversals of existing taxable temporary differences.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of our Floorplan Line and FMCC Facility levels (see Note 7, “Floorplan Notes Payable” in the Notes to Condensed Consolidated Financial Statements for additional information), cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital, dealership and real estate acquisition financing and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures, and acquisitions for the remainder of 2019. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2019 change, we may need to access the private or public capital markets to obtain additional funding.
Cash on Hand
As of September 30, 2019, our total cash on hand was $41.0 million. The balance of cash on hand excludes $25.2 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility and $3.6 million restricted cash as of September 30, 2019. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
Cash Flows
We utilize various credit facilities to finance the purchase of our new and used vehicle inventory. With respect to all new vehicle floorplan borrowings in the normal course of business, the manufacturers of the vehicles draft our credit facilities directly with no cash flows to or from us. With respect to borrowings for used vehicle financing, we finance up to 85% of the value of our used vehicle inventory in the U.S. and the funds flow directly between us and the lender.
We categorize the cash flows associated with borrowings and repayments on these various credit facilities as Operating or Financing Activities in our Condensed Consolidated Statements of Cash Flows. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities on the Condensed Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (see Note 7, “Floorplan Notes Payable” in the Notes to Condensed Consolidated Financial Statements for additional information) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. and Brazil unaffiliated with our manufacturer partners (collectively, “Non-OEM Floorplan Credit Facilities”), are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure “Adjusted net cash provided by operating activities,” which makes such reclassification, to further evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.

In addition, for dealership acquisitions and dispositions that are negotiated as asset purchases, we do not assume transfer of liabilities for floorplan financing in the execution of the transactions. Therefore, borrowings and repayments of all floorplan financing associated with dealership acquisition and disposition are characterized as either operating or financing activities in our statement of cash flows presented in conformity with U.S. GAAP, depending on the relationship described above. However, the floorplan financing activity is so closely related to the inventory acquisition process that we believe the presentation of all acquisition and disposition related floorplan financing activities should be classified as investing activity to correspond with the associated inventory activity, which more closely reflects the cash flows associated with our acquisitions and disposition strategy and eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP. We have made such adjustments in our adjusted operating cash flow presentations.
The following table reconciles cash flows provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (dollars in millions):

	Nine Months Ended September 30,
	2019	2018	% Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$310.8	$357.4	(13.0)%
Change in floorplan notes payable - credit facilities, excluding floorplan offset account and net acquisition and disposition related activity	(69.0)	(75.3)
Change in floorplan notes payable - manufacturer affiliates associated with net acquisition and disposition related activity	0.1	(2.0)
Adjusted net cash provided by (used in) operating activities	$241.9	$280.1	(13.6)%
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	$(193.5)	$(145.5)	(33.0)%
Change in cash paid for acquisitions, associated with floorplan notes payable	14.3	16.3
Change in proceeds from disposition of franchises, property and equipment, associated with floorplan notes payable	(19.5)	(24.3)
Adjusted net cash provided by (used in) investing activities	$(198.7)	$(153.5)	(29.4)%
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	$(90.1)	$(204.2)	55.9%
Change in net borrowings and repayments on floorplan notes payable - credit facilities, excluding net activity associated with our floorplan offset account	74.1	85.3
Adjusted net cash provided by (used in) provided by financing activities	$(16.0)	$(118.9)	86.5%
Sources and Uses of Liquidity from Operating Activities
For the nine months ended September 30, 2019, we generated $310.8 million of net cash flows from operating activities. On an adjusted basis for the same period, we generated $241.9 million in net cash flows from operating activities, primarily consisting of $125.9 million in net income, coupled with non-cash adjustments related to depreciation and amortization of $53.0 million, operating lease assets of $21.2 million, stock-based compensation of $14.4 million, asset impairments of $10.8 million and deferred income taxes of $3.6 million, partially offset by a $5.9 million gain on the disposition of assets. Adjusted net cash flows from operating activities also includes a $15.1 million adjusted net change in operating assets and liabilities, including cash inflows of $99.1 million from increases in accounts payable and accrued expenses and $41.7 million from decreases in inventory levels. These cash inflows were partially offset by cash outflows of $70.0 million from the adjusted net decrease in floorplan borrowings, $31.6 million from increases in accounts and notes receivable and $21.3 million from the decrease in operating lease liabilities.
For the nine months ended September 30, 2018, we generated $357.4 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $280.1 million in net cash flow from operating activities, primarily consisting of $127.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $50.0 million, stock-based compensation of $14.2 million, deferred income taxes of $4.1 million, asset impairments of $27.4 million and an $81.2 million net change in operating assets and liabilities, partially offset by a $27.0 million gain on sale of assets. Included in the adjusted net changes of operating assets and liabilities were cash inflows of $70.2 million from the net decrease in vehicle receivables and contracts-in-transit; $33.7 million from decreases in inventory levels; $35.5 million from increases in accounts payable and accrued expenses; and $28.4 million from the net decrease in accounts and notes receivable. These cash inflows were partially offset by adjusted cash outflows of $63.4 million from the net decrease in floorplan borrowings and $22.4 million from the net increase in prepaid expenses and other assets.

Working Capital
At September 30, 2019, we had a $10.8 million deficit of working capital. This represents a decrease of $26.5 million from December 31, 2018, when we had $15.7 million of working capital. The decrease is primarily the implementation of Topic 842 in which we recognized an incremental current liability, representing our operating lease liability, of $26.1 million upon transition and utilized the optional transition method whereby balances as of December 31, 2018 were unchanged. See Note 1, “Interim Financial Information” and Note 11, “Leases” in the Notes to Condensed Consolidated Financial Statements for further information. Changes in our working capital are also typically explained by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flows from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures, or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the nine months ended September 30, 2019, we used $193.5 million in net cash flows from investing activities. On an adjusted basis for the same period, we used $198.7 million in net cash flows from investing activities, representing $139.5 million used for purchases of property and equipment and $82.7 million used for dealership acquisition activity, partially offset by cash inflows of $23.6 million related to the disposition of franchises and property and equipment. Of the $139.5 million in property and equipment purchases, $70.8 million was used for capital expenditures, $65.1 million was used for the purchase of real estate associated with existing dealership operations and $3.6 million represents the net decrease in the accrual for capital expenditures from year-end.
During the nine months ended September 30, 2018, we used $145.5 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $153.5 million in net cash flow for investing activities, primarily consisting of $119.0 million of cash outflows for dealership acquisition activity and $118.3 million for purchases of property and equipment and to construct new, and improve existing facilities, partially offset by cash inflows of $83.4 million related to dispositions of franchises and fixed assets. Within this total of property and equipment purchases, $85.5 million was used for capital expenditures, $30.1 million was used for the purchase of real estate associated with existing dealership operations and $2.7 million represents the net decrease in the accrual for capital expenditures from year-end.
Capital Expenditures
Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2019 will be approximately $100 million, which could generally be funded from excess cash. This amount excludes real estate purchases associated with dealership acquisitions and lease buy-outs.
Acquisitions
We evaluate the expected return on investment in our consideration of potential business purchases. In general, the purchase price, excluding real estate and floorplan liabilities, is approximately 15% to 20% of the annual revenue. Cash needed to complete our acquisitions normally comes from excess working capital, operating cash flows of our dealerships and borrowings under our floorplan facilities, term loans and our Acquisition Line (see Note 7, “Floorplan Notes Payable” in the Notes to Condensed Consolidated Financial Statements for additional information).

Sources and Uses of Liquidity from Financing Activities
For the nine months ended September 30, 2019, we used $90.1 million in net cash flows from financing activities. On an adjusted basis for the same period, we used $16.0 million in net cash flows from financing activities, primarily related to cash outflows of $38.0 million in net payments on real estate debt and $14.8 million in dividend payments, partially offset by $19.1 million in net borrowings on our Acquisition Line and $15.9 million in net borrowings on our Floorplan Lines (representing the net cash activity in our floorplan offset accounts).
For the nine months ended September 30, 2018, we used $204.2 million in net cash flow from financing activities. On an adjusted basis for the same period, we used $118.9 million in net cash flow from financing activities, primarily related to cash outflows of $108.6 million to repurchase our Company's common stock, $28.5 million of net payments on real estate debt, and $16.0 million for dividend payments. These outflows were partially offset by cash inflows related to $7.2 million of net borrowings on our Acquisition Line, $7.4 million of net borrowings of other debt and $17.2 million in net borrowings on our Floorplan Lines (representing the net cash activity in our floorplan offset accounts).
Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the position of our U.S. credit facilities as of September 30, 2019 (in millions):

U.S. Credit Facilities	Total Commitment	Outstanding	Available
Floorplan Line (1)	$1,447.8	$1,164.6	$283.2
Acquisition Line (2)	352.2	73.0	279.2
Total Revolving Credit Facility	1,800.0	1,237.6	562.4
FMCC Facility (3)	300.0	166.7	133.3
Total U.S. Credit Facilities (4)	$2,100.0	$1,404.3	$695.7
(1)The available balance at September 30, 2019 includes $25.0 million of immediately available funds.
(2)The outstanding balance of $73.0 million is related to outstanding letters of credit of $23.5 million and $49.5 million in borrowings as of September 30, 2019. The borrowings outstanding under the Acquisition Line represent 40.0 million British pound sterling translated at the spot rate on the day borrowed, solely for the purpose of calculating the outstanding and available borrowings under the Acquisition Line. The available borrowings may be limited from time to time, based on certain debt covenants.
(3)The available balance at September 30, 2019 includes $0.2 million of immediately available funds.
(4)The outstanding balance excludes $278.8 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and non-Revolving Credit Facility rental vehicle financing.
Revolving Credit Facility
The Revolving Credit Facility contains a number of significant covenants that, among other things, restrict our ability to make disbursements outside of the ordinary course of business, dispose of assets, incur additional indebtedness, create liens on assets, make investments and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios defined in the Revolving Credit Facility, such as the fixed charge coverage and total adjusted leverage ratios. Further, the Revolving Credit Facility restricts our ability to make certain payments, such as dividends or other distributions of assets, properties, cash, rights, obligations, or securities (“Restricted Payments”). As of September 30, 2019, the Revolving Credit Facility Restricted Payment Basket totaled $126.6 million and we were in compliance with all our financial covenants.
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
See Note 7, “Floorplan Notes Payable” and Note 8, “Debt” in the Notes to Condensed Consolidated Financial Statements for further discussion of our credit facilities, debt instruments and other financing arrangements existing as of September 30, 2019.

Dividends
The payment of dividends is subject to the discretion of our Board of Directors after considering the results of operations, financial condition, cash flows, capital requirements, outlook for our business, general business conditions, the political and legislative environments and other factors.
Further, we are limited under the terms of the Revolving Credit Facility, certain mortgage term loans, our 5.00% Notes and 5.25% Notes, in our ability to make cash dividend payments to our stockholders and to repurchase shares of our outstanding common stock. As of September 30, 2019, the restricted payment baskets limited us to $126.6 million in restricted payments. Generally, these restricted payment baskets will increase in the future periods by 50.0% of our future cumulative net income, adjusted to exclude the Company’s foreign operations, non-cash interest expense, non-cash asset impairment charges and non-cash stock-based compensation, plus the net proceeds received from the sale of our capital stock, and decrease by the amount of future payments for cash dividends and share repurchases. For the nine months ended September 30, 2019, we paid dividends of $14.3 million to common stock shareholders and $0.5 million to unvested restricted stock award holders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided regarding our foreign currency exchange rates and financial instruments to which we are a party at September 30, 2019 and from which we may incur future gains or losses from changes in market interest rates and/or foreign currency rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Interest Rates
We have interest rate risk in our variable-rate debt obligations. As of September 30, 2019, we had $1.8 billion of variable-rate borrowings outstanding. Based on the average amount of variable-rate borrowings outstanding for the nine months ended September 30, 2019 and before the impact of our interest rate swaps described above, a 100 basis-point change in interest rates would have resulted in an approximate $18.0 million change to our annual interest expense. After consideration of the average interest rate swaps described in effect during the nine months ended September 30, 2019, a 100 basis-point change would have yielded a net annual change of $9.0 million in annual interest expense.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which historically has been influenced by changes in market-based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory carrying value until the associated vehicle is sold. During the nine months ended September 30, 2019, we recognized $35.6 million of interest assistance as a reduction of new vehicle cost of sales.
Foreign Currency Exchange Rates
The functional currency of our U.K. subsidiaries is the British pound sterling and of our Brazil subsidiaries is the Brazilian real. Our exposure to fluctuating exchange rates relates to the effects of translating financial statements of these subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average exchange rates for the British pound sterling to the U.S. dollar would have resulted in a $167.4 million decrease to our revenues for the nine months ended September 30, 2019. A 10% devaluation in average exchange rates for the Brazilian real to the U.S. dollar would have resulted in a $29.7 million decrease to our revenues for the nine months ended September 30, 2019.
For additional information about our market sensitive financial instruments, please see Part II, “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations”, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4. to “Item 8. Financial Statements and Supplementary Data” in our 2018 Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.
Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the intentional acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. For a discussion of our legal proceedings, see Part I, “Item 1. Financial Statements,” Notes to Condensed Consolidated Financial Statements, Note 10, “Commitments and Contingencies”.
Item 1A. Risk Factors
There have been no material changes during the period ended September 30, 2019 in our “Risk Factors” as discussed in Item 1A. of our 2018 Form 10-K, other than the risks describe below.
The U.K.’s withdrawal from the E.U. may have a negative effect on some global economic conditions, financial markets and our business, which could adversely affect our U.K. revenue and results of operations.
The U.K. extended the exit with the E.U. to January 31, 2020. However, Brexit could occur earlier if the U.K. and E.U. mutually agree, or later if another extension is granted. The future terms of the U.K.’s relationship with the E.U. remain uncertain. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could adversely affect U.K., European and worldwide economic and market conditions, could contribute to instability in some global financial and foreign exchange markets, including continued volatility in the value of the British pound sterling or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, legal, regulatory or otherwise) beyond the date of Brexit. More specifically, it could lead to:

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

•
continued volatility in the currencies in which we transact our business. As exchange rates fluctuate, our revenue and results of operations as reported under U.S. GAAP fluctuates. A weakening British pound sterling as compared to the U.S. Dollar negatively impacts our U.S. Dollar reported results of operations. Our U.K. business generated approximately 21% of our total revenue for the nine months ended September 30, 2019.

•	economic risk: the U.K. economy may be negatively impacted, resulting in a decrease to our revenues.

•	labor risk: Brexit might impact the hiring and movement of employees and subject companies to local labor laws.

•
regulatory risk: exposure to different laws and regulations might impact businesses. For example, the loss of passporting arrangements that permit U.K. entities to serve E.U. businesses and customers and efforts required to relocate U.K. operations or use E.U. subsidiaries. Also airlines have potential antitrust issues.

Any of these effects of Brexit and others we cannot anticipate could materially adversely affect our business, consolidated financial position, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
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

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in exhibit 101)

*	Filed or furnished herewith
†	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

By:	/s/ John C. Rickel
John C. Rickel
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)
Date: October 30, 2019