Form 10-K
period 2019-12-31
GROUP 1 AUTOMOTIVE INC
filed 2020-02-13
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐        No  ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $1.4 billion based on the reported last sale price of common stock on June 30, 2019, which was the last business day of the registrant’s most recently completed second quarter.
As of February 10, 2020, there were 18,374,353 shares of our common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2019, are incorporated by reference into Part III of this Form 10-K.

i

GLOSSARY OF DEFINITIONS

The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Brexit	Withdrawal of the U.K. from the EU
BRL	Brazilian Real (R$)
EPA	Environmental Protection Agency
EPS	Earnings per share
EU	European Union
F&I	Finance, insurance and other
FASB	Financial Accounting Standards Board
GBP	British Pound Sterling (£)
GHG	Greenhouse gas
LIBOR	London Interbank Offered Rate
NYSE	New York Stock Exchange
OEM	Original equipment manufacturer
PRU	Per Retail Unit
ROU	Right-of-use
RSA	Restricted stock award
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
Tax Act	Tax Cuts and Jobs Act
USD	United States Dollar
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the U.S.
WACC	Weighted average cost of capital
WLTP	Worldwide Harmonised Light Vehicle Test Procedure

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

•	manufacturer quality issues, including the recall of vehicles and any related negative impact on vehicle sales and brand reputation;

•	availability of financing for inventory, working capital, real estate and capital expenditures; and

•	changes in regulatory practices, tariffs and taxes, including Brexit.
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

PART I
Item 1. Business
General
Group 1 Automotive, Inc., a Delaware corporation organized in 1995, is a leading operator in the automotive retail industry. Unless the context requires otherwise, references to “we,” “us,” “our,” or “the Company” are intended to mean the business and operations of Group 1 Automotive, Inc. and its subsidiaries. As of December 31, 2019, our retail network consisted of 119 dealerships in the U.S., 50 dealerships in the U.K. and 17 dealerships in Brazil. Our operations are primarily located in major metropolitan areas in 15 states in the U.S., 33 towns in the U.K., and three states in Brazil. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts.
The following charts present the total revenue and gross profit contribution from our U.S., U.K. and Brazil operations by new vehicle, used vehicle, parts and service, and F&I for the year ended December 31, 2019:

5%
13%
29%
53%
29%
45%
11%
15%
Revenue
Gross Profit
United States
2%
9%
39%
50%
21%
47%
12%
20%
Revenue
Gross Profit
United Kingdom
2%
11%
23%
64%
14%
39%
13%
34%
Revenue
Gross Profit
Brazil
4%
13%
31%
52%
27%
45%
11%
17%
Revenue
Gross Profit
TOTAL
New Vehicles
Used Vehicles
Parts & Service
F&I, net

As discussed in Note 19 “Segment Information” within our Notes to Consolidated Financial Statements, we have three regions, which comprise our reportable segments: (1) U.S., (2) U.K., and (3) Brazil. The U.S. and Brazil segments are led by the President, U.S. and Brazilian Operations, and the U.K segment is led by a Managing Director, each reporting directly to our Chief Executive Officer, who is the Chief Operating Decision Maker. The President, U.S. and Brazilian Operations, and the U.K Managing Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management. The U.S. segment includes the activities of our corporate office.

Business Strategy
Our business strategy primarily focuses on the performance of our existing dealerships to achieve growth, capture market share, and maximize the investment return to our stockholders and also focuses on enhancing our dealership portfolio through strategic acquisitions and dispositions. We constantly evaluate opportunities to improve the overall profitability of our dealerships. For 2020, our priorities are:
Used Vehicle Retail Growth

•
Gross profit from the sale of used vehicles depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices. Our new vehicle operations generally provide our used vehicle operations with a large supply of high-quality trade-ins and off-lease vehicles, which are our best source of used vehicle inventory. Our dealerships supplement their used vehicle inventory with purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers.

•
Our data driven pricing strategies ensure that our used vehicles are priced at market to generate more traffic to our websites. We review our market pricing on a regular basis and work to limit discounting from our advertised prices.

•
In the first quarter of 2018 in the U.S., we launched a sales program called “Val-U-Line®,” a strategic used vehicle initiative that targets a growing customer niche and enables us to retail lower cost, higher mileage units that would otherwise have been sent to the auction. Leveraging our scale, internal on-line buying center, internal auction capability and transportation infrastructure, the Val-U-Line® initiative has provided incremental retail volume and represented approximately 10% of our U.S. retail used car business in 2019.

Parts and Service Growth

•
Sustained growth of our higher margin parts and service operations continues to hinge on the retention and hiring of service technicians and advisors. Our newly implemented four-day work week has been rolled out in 75 U.S. dealerships as of December 31, 2019, resulting in an increase to our same store service technician headcount of approximately 320 employees or approximately 13% since December 31, 2018. The four-day work week has allowed us to extend our hours of operations, thereby expanding our service capacity without investing additional capital in buildings. We seek to increase the retention of our customers through more convenient service hours, training of our service advisors, selling service contracts with vehicles sales and customer relationship software that allows us to provide target marketing to our customers. The increasing complexity of vehicles, especially in the area of electrics and technological advancements, is making it difficult for independent repairs shops to retain the expertise and technology to work on these vehicles and provides us the opportunity to increase our market share.

Digital Initiatives to Enhance the Customer Experience

•
Our digital initiatives focus on ensuring that we can do business with our customers where and when they want to do business. Our online new and used vehicle retail platform, “AcceleRide®”, was deployed to all of our U.S. dealerships in 2019. The platform allows a customer to complete a vehicle transaction entirely online or start the sales process online and complete the transaction at our dealerships. Parts and service digital efforts focus on our online customer scheduling appointment system. We have seen continued growth in the percentage of appointments scheduled online over the past few years as we have continued to enhance this tool, with approximately 26% of our U.S. service appointments scheduled online in 2019.

Cost Management as We Continue to Grow Gross Profit

•
We continue our efforts to fully leverage our scale and cost structure. As our business grows in 2020 and beyond, we intend to manage our costs carefully and to look for additional opportunities to improve our processes and disseminate best practices. We believe that our management structure supports more rapid decision making and facilitates an efficient and effective roll-out of new processes.

A key to the execution of our business strategy is the leverage of what we believe to be one of our key strengths — the talent of our people. We are focused on the retention and training of our talented dealership employees. We believe that we have developed a distinguished management team with substantial industry expertise. With our management structure and level of executive talent, we plan to continue empowering the operators of our dealerships to make appropriate decisions to grow their respective dealership operations and to control fixed and variable costs. We believe this approach allows us to provide the best possible service to our customers, as well as attract and retain talented employees.

We will continue to focus on opportunities to enhance our current dealership portfolio through strategic acquisitions and improving or disposing of underperforming dealerships. We believe that substantial opportunities for growth through acquisitions remain in our industry in the U.S., the U.K. and Brazil. An absolute acquisition target has not been established for 2020, but we expect to acquire dealerships that provide attractive returns on investment. We believe that as of December 31, 2019, we have sufficient financial resources to support additional acquisitions. Further, we intend to continue to critically evaluate our return on invested capital in our current dealership portfolio for disposition opportunities.
Dealership Operations
Our operations are located in geographically diverse markets that extend domestically across 15 states aggregated into one U.S. region, and internationally in the U.K. and Brazil, representing our three reportable segments: U.S., U.K. and Brazil. See Note 19 “Segment Information” within our Notes to Consolidated Financial Statements for further financial information on our reportable segments. For a discussion of the risks associated with our operations in the U.S., U.K. and Brazil, please see Part I “Item 1A. Risk Factors.”
Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and other insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our new vehicle revenue includes new vehicle sales and new vehicle lease transactions, sold at our dealerships or via our internet sites. We sell retail used vehicles directly to our customers at our dealerships or via our internet sites and wholesale used vehicles at auctions. We sell replacement parts and provide both warranty and non-warranty (i.e., customer-pay) maintenance and repair services at each of our franchised dealerships, as well as provide collision repair services at the 49 collision centers that we operate. We also sell parts to wholesale customers. Customer-pay maintenance and repair services, warranty maintenance and repair services, wholesale parts sales and collision repair services accounted for 46.5%, 20.8%, 19.9% and 12.8%, respectively, of the revenues from our parts and service business in 2019. Revenues from our F&I operations consist primarily of fees for arranging financing and selling vehicle service and insurance contracts in connection with the retail purchase of a new or used vehicle. We offer a wide variety of third-party finance, vehicle service and insurance products in a convenient manner and at competitive prices. To increase transparency to our customers, we offer all of our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.
The following chart sets forth the regions and geographic markets in which we operate and the percentage of new vehicle retail units sold in each region for the year ended December 31, 2019:

U.S.
72%
U.K.
22%
Brazil 6%
New Vehicle Unit Sales
Other 16% (1)
FL 4%
GA 6%
MA 7%
CA 8%
OK 9%
TX 50%

(1) Other includes LA 3%, NH 2% NJ 2% SC 2%, MS 2%, KS 2%, AL 1%, MD 1% and NM 1%.

The following chart presents our diversity of new vehicle unit sales by manufacturer for the year ended December 31, 2019:
The following table shows our franchises and new vehicle revenues by manufacturer as of December 31, 2019 (in millions):

	New Vehicle Revenues	Franchises
Toyota/Lexus	$1,407.2	25
BMW/MINI	916.3	46
Volkswagen/Audi/Porsche/SEAT/SKODA	849.4	33
Ford/Lincoln	691.8	21
Honda/Acura	531.7	18
Chevrolet/GMC/Buick/Cadillac	498.6	18
Mercedes-Benz/Smart/Sprinter	459.4	21
Nissan	287.4	9
Chrysler/Dodge/Jeep/RAM	242.6	20
Jaguar/Land Rover	196.6	17
Hyundai/Kia/Genesis	170.5	11
Other	62.7	3
	$6,314.1	242

Acquisition and Divestiture Program
We pursue an acquisition and divestiture program focused on delivering an attractive return on investment.
Acquisition Strategy
We seek to acquire large, profitable, well-established dealerships and franchises that are leaders in their markets to:

•	enhance brand and geographic diversity with a primary focus on import and luxury brands;

•	expand our brand, product, and service offerings in our existing markets;

•	expand into geographic areas we currently do not serve; and/or

•
capitalize on economies of scale and cost savings opportunities in our existing markets in areas such as used vehicle sourcing, advertising, purchasing, data processing, personnel utilization, and the cost of floorplan financing, thereby, increasing operating efficiency.

Recent Acquisitions
 In 2019, we acquired four dealerships representing six franchises in the U.S. and four dealerships representing five franchises in the U.K. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, totaled $143.2 million. We also opened one dealership representing one franchise in the U.S. and two dealerships representing three franchises in the U.K.
See Note 3 “Acquisitions and Dispositions” within our Notes to Consolidated Financial Statements for additional details.
Divestiture Strategy
We continually review the investments in our dealership portfolio for disposition opportunities based upon a number of criteria including:

•	the rate of return on our capital investment over a period of time;

•	location of the dealership in relation to existing markets and our ability to leverage our cost structure;

•	potential future capital investment requirements;

•	the brand; and

•	existing real estate obligations, coupled with our ability to exit those obligations or identify an alternate use for real estate.
Recent Dispositions
During 2019, our dispositions included four dealerships representing seven franchises and two terminated franchises in the U.S., three dealerships representing four terminated franchises in the U.K. and one dealership representing one franchise in Brazil. We recorded a net pre-tax gain totaling $5.0 million related to these dispositions. See Note 3 “Acquisitions and Dispositions” within our Notes to Consolidated Financial Statements for additional details.
Competition
We operate in a highly competitive industry. In each of our markets, consumers have a number of choices when deciding where to purchase a new or used vehicle and how the purchase will be financed. Consumers also have options for the purchase of related parts and accessories, as well as the maintenance and repair of vehicles. In the U.S., according to the National Automobile Dealers Association, there were approximately 16,750 franchised automobile dealerships as of January 2019, which was down from approximately 16,800 as of January 2018. In the U.K., according to the National Franchised Dealers Association, there were approximately 4,190 franchised dealerships based on a survey conducted as of July 2019, which was down from approximately 4,240 as of the survey conducted in 2018. In Brazil, according to the Brazilian Automotive Industry Yearbook, there were approximately 4,020 franchised automobile dealerships as of January 2019, which was down from approximately 4,290 as of January 2018.

New and Used Vehicles
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
Parts and Service
We believe the principal competitive factors in the parts and service business are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer’s brands and models, accessibility and convenience for potential customers, access to and use of technology required for certain repairs and services (e.g., software patches, diagnostic equipment, etc.), location, price, the availability and competence of technicians, and the availability of training programs to enhance such expertise. In the parts and service market, our dealerships compete with other franchised dealers to perform warranty maintenance and repairs, conduct manufacturer recall services and sell factory replacement parts. Our dealerships also compete with other automobile dealers, franchised and independent service center chains, and independent repair shops for non-warranty repair and maintenance business. In addition, our dealerships sell replacement and aftermarket parts both locally and nationally over the internet in competition with franchised and independent retail and wholesale parts outlets. A number of regional or national chains offer selected parts and services at prices that may be lower than ours. Our collision centers compete with other large, multi-location companies, as well as local, independent, collision service operations.
F&I
We believe the principal competitive factors in the F&I business are convenience, interest rates, product availability and affordability, product knowledge and flexibility in contract length. We face competition in arranging financing for our customers’ vehicle purchases from a broad range of financial institutions. Many financial institutions now offer F&I products over the internet, which may reduce our profits from the sale of these products.
Acquisitions
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
In general, the U.S. jurisdictions in which we operate have automotive dealership franchise laws, providing that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of dealer laws. If dealer laws are repealed in the states in which we operate in the U.S., manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or showing of good cause. Without the protection of dealer laws, it also may be more difficult for our dealers to renew their franchise agreements upon expiration. Further, U.S. federal law, including any federal bankruptcy law, may preempt U.S. state law and allow manufacturers greater freedom to terminate or not renew franchises.
The U.K. generally does not have automotive dealership franchise laws and, as a result, our U.K. dealerships operate without these types of specific protections. However, similar protections may be available as a matter of general U.K. contractual law. In addition, our U.K. dealerships are subject to EU and U.K. antitrust rules prohibiting certain restrictions on the sale of new vehicles and spare parts and on the provision of repairs and maintenance across the EU. For example, authorized dealers are generally able to, subject to manufacturer facility requirements, relocate or add additional facilities throughout the EU, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on cross supplies (including on transfers of dealerships) between existing authorized dealers within the EU. However, certain restrictions on dealerships may be permissible, provided the conditions set out in the relevant EU Block Exemption Regulations are met. On June 23, 2016, the British citizens voted on a referendum in favor of Brexit. The U.K. formally exited the EU on January 31, 2020, but the exact terms of resulting trade agreements are still being negotiated. The impact of these negotiations on the laws protecting dealership franchises is not yet known.
The sale of vehicles in Brazil is regulated by federal law, commonly referred to in Brazil as the Ferrari Law. Such law sets forth the terms and conditions of distribution agreements executed among manufacturers and dealerships, specifically with regard to the distribution of cars, trucks, motorbikes and similar vehicles. In addition, the Ferrari Law establishes the geographical area of a dealership and termination of distribution agreements and their consequences, among other things. Any contractual provision that conflicts with the Ferrari Law is considered void in Brazil. The distribution agreements contemplate the commercialization of vehicles and components fabricated by the manufacturer, the rendering of technical assistance relating to such products and the usage by the dealerships of the manufacturers’ brand. According to the Ferrari Law, distribution agreements may be executed for either a determined or an undetermined term. In the case of a distribution agreement executed for a determined term, its initial term may not be less than 5 years. At the end of this initial 5 year term, such distribution agreement will be automatically converted into an undetermined term distribution agreement, unless any of the parties thereto expressly waives such right with 180 days prior notice. In the case of an early termination of a distribution agreement other than as a result of a persistent breach or force majeure, the Ferrari law entitles the non-breaching party to, among other things, certain termination payments.
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

In addition to the individual dealership franchise agreements discussed above, we have entered into framework agreements in the U.S. with most major vehicle manufacturers and distributors. These agreements impose a number of restrictions on our operations, including our ability to make acquisitions and obtain financing, and on our management. These agreements also impose change of control provisions related to the ownership of our common stock. For a discussion of these restrictions and the risks related to our relationships with vehicle manufacturers, please refer to “Item 1A. Risk Factors.”
Governmental Regulations
Automotive and Other Laws and Regulations
We operate in a highly regulated industry. A number of laws and regulations applicable to automotive companies affect our business and conduct, including, but not limited to our sales, operations, financing, insurance, advertising, and employment practices. Other laws and regulations include franchise laws and regulations, consumer protection laws and other extensive laws and regulations applicable to new and used motor vehicle dealers. Additionally, in every jurisdiction in which we operate, we must obtain various permits and licenses in order to conduct our businesses.
Refer to “Item 1A. Risk Factors” for further discussion of automotive and other laws and regulations affecting our business.
On January 29, 2020, President Trump signed into law the United States-Mexico-Canada Agreement (USMCA). The USMCA updates, modernizes and rebalances the prior existing North America Free Trade Agreement (NAFTA) to meet certain anticipated challenges of the 21st century economy for the region and is intended to ensure that American workers, farmers, ranchers and businesses share in the benefits of the agreement. It is intended to promote fairer and more balanced trade and keep North America one of the most competitive regions in the world. It is expected that the USMCA will have an impact on the U.S. auto industry by creating incentives for new U.S. investments in the automotive sector, promote additional purchases of U.S. produced auto parts, advance automotive research and development and support high-paying U.S. jobs in the automotive sector. Additionally, it is expected that the USMCA will encourage automakers and suppliers to locate future production of new energy and autonomous vehicles in the U.S.
Environmental and Occupational Health and Safety Laws and Regulations
Our operations involve the use, handling and storage of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires, and fuel. We contract for recycling and/or disposal of used fluids, filters and other waste materials generated by our operations. These business activities are subject to stringent federal, regional, state and local laws, regulations and other controls governing specific health and safety criteria to address worker protection, the release of materials into the environment or otherwise relating to environmental protection.
Additionally, vehicle manufacturers in the U.S. are subject to numerous regulations including those adopted by the U.S. EPA and the National Highway Traffic Safety Administration (“NHTSA”) that establish GHG emissions and corporate average fuel economy (“CAFE”) standards. Comparable laws and regulations have been enacted in the U.K. and Brazil.
Refer to “Item 1A. Risk Factors” for further discussion of environmental and occupational health and safety laws and regulations affecting our business.
Insurance and Bonding
Our operations expose us to the risk of various liabilities, including:

•	claims by employees, customers or other third parties for personal injury or property damage resulting from our operations;

•	weather events, such as hail, flood, tornadoes and hurricanes; and

•	potential fines and civil and criminal penalties resulting from alleged violations of federal and state laws or regulatory requirements.
The automotive retailing business is also subject to substantial risk of real and personal property loss as a result of significant concentration of real and personal property values at dealership locations. Under self-insurance programs, we retain various levels of risk associated with aggregate loss limits and per claim deductibles. In certain cases, we insure costs in excess of our retained risk under various contracts with third-party insurance carriers. Although we believe our insurance coverage is adequate, we cannot assure that we will not be exposed to uninsured losses that could have a material adverse effect on our business, results of operations and financial condition. We are also subject to potential premium cost fluctuations and change in loss retention limits with the annual renewal of these programs.
For further discussion, refer to “Item 1A. Risk Factors.”

Employees
We conduct employee surveys and believe our relationship with our employees is favorable. As of December 31, 2019, we had 15,296 employees (full-time, part-time and temporary), of which 11,321 were employed in the U.S., 3,005 in the U.K. and 970 in Brazil. In Brazil, all employees are represented by a local union. Because of our dependence on vehicle manufacturers, we may be affected by labor strikes, work slowdowns and walkouts at vehicle manufacturing facilities and/or their suppliers. Additionally, labor strikes, work slowdowns and walkouts at businesses participating in the distribution of manufacturers’ products may also affect us.
For further discussion, refer to “Item 1A. Risk Factors.”
Seasonality
Our operating results are generally subject to seasonal variations, as well as changes in the economic environment. In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. In the U.K., the first and third quarters tend to be stronger, driven by the vehicle license plate change months of March and September. In Brazil, the first quarter is generally the weakest, driven by more consumer vacations and activities associated with Carnival, while the third and fourth quarters tend to be stronger. Other factors unrelated to seasonality, such as changes in economic conditions, manufacturer incentive programs, supply issues, seasonal weather events and/or changes in currency exchange rates may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income.
For further discussion, please refer to “Item 1A. Risk Factors.”
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

Item 1A. Risk Factors
The U.K.’s withdrawal from the EU may have a negative effect on some global economic conditions, financial markets and our business, which could adversely affect our U.K. revenue and results of operations.
On June 23, 2016, British citizens voted on a referendum in favor of Brexit. The U.K. formally exited the EU on January 31, 2020, but the future terms of the U.K.’s relationship with the EU remain uncertain. The effects of Brexit will depend on any agreements the U.K. makes to retain access to EU markets either during a transitional period or more permanently. Brexit could adversely affect U.K. and European market conditions, could contribute to instability in some global financial and foreign exchange markets, including continued volatility in the value of the GBP or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, legal, regulatory or otherwise) beyond the date of Brexit. More specifically, it could lead to:

•
a decrease in sales or revenues attributable to increased retail prices of new vehicles as the majority of vehicles sold in the U.K. are imported from other countries in Europe and could be subject to additional tariffs or the impact of a weaker pound exchange rate which could cause the price of imported vehicles and parts to increase;

•
an increase in supply chain risk for automotive retailers and manufacturers due to the impact of changes in the U.K.’s access to free trade agreements, resulting in custom checks and tariffs, which could delay delivery of vehicles or parts;

•
continued volatility in the currencies in which we transact our business. As exchange rates fluctuate, our revenue and results of operations as reported under U.S. GAAP fluctuates. A weakening GBP as compared to the USD negatively impacts our USD reported results of operations. Our U.K. business generated approximately 20% of our total revenue for the year ended December 31, 2019;

•	a decrease in the level of dealership franchise protections currently provided under EU Block Exemption and contract law;

•	economic risk: the U.K. economy may be negatively impacted, resulting in a decrease to our revenues;

•	labor risk: Brexit might impact the hiring and movement of employees and subject companies to local labor laws and efforts required to relocate U.K. operations or use EU subsidiaries; and

•	regulatory risk: exposure to different laws and regulations might impact businesses. For example, the loss of passporting arrangements that permit U.K. entities to serve EU businesses and customers.
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
The automotive retail industry, and especially new vehicle unit sales, is influenced by general economic conditions, particularly consumer confidence, the level of personal discretionary spending, interest rates, exchange rates, fuel prices, technology and business model changes, supply conditions, consumer transportation preferences, unemployment rates and credit availability. During economic downturns, retail new vehicle sales typically experience periods of decline characterized by oversupply and weakened demand. In addition, periods of economic uncertainty, as well as volatility in consumer preference around fuel-efficient vehicles in response to volatile fuel prices, and concern about manufacturer viability, may adversely impact future consumer spending and result in a challenging business environment. Any tightening of the credit markets and credit conditions may decrease the availability of automotive loans and leases and adversely impact our new and used vehicle sales and margins. In particular, if sub-prime finance companies apply higher credit standards or if there is a decline in the overall availability of credit in the sub-prime lending market, the ability of consumers to purchase vehicles could be limited, which could have a material adverse effect on our business and results of operations.
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

In addition, local economic, competitive and other conditions affect the performance of our dealerships. Our results of operations depend substantially on general economic conditions and spending habits in those regions of the U.S. where we maintain most of our operations. Since a large concentration of our new vehicle sales are in the state of Texas for the year ended December 31, 2019, which is dependent upon the oil and gas industry, declines in commodity prices have had and future declines could have an adverse effect on our business and results of operations in those regions.
We are subject to a concentration of risk in the event of financial distress, merger, sale or bankruptcy, including potential liquidation of, or other adverse economic impacts on, certain major vehicle manufacturers.
The success of our dealerships is dependent on vehicle manufacturers. We rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our dealerships an attractive, high quality, and desirable product mix at the right time in order to satisfy customer demand. Manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, incentives, floorplan assistance and advertising assistance. A discontinuation or change in our manufacturers’ warranty and incentive programs could adversely affect our business. Manufacturers also provide product warranties and, in some cases, service contracts to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts and we bill the manufacturer directly as opposed to invoicing the customer. In addition, we rely on manufacturers to varying extents for OEM replacement parts, training, product brochures and point of sale materials, and other items for our dealerships. Manufacturers generally offer various financing programs and incentives for our new and used vehicle customers.
Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, reductions in access to capital or credit, labor strikes or similar disruptions (including within their major suppliers), supply shortages, rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products, including due to bankruptcy, product defects, litigation, ability to keep up with technology and business model changes, poor product mix or unappealing vehicle design, governmental laws and regulations, natural disasters, or other adverse events. These and other risks could materially adversely affect the financial condition of any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could have a material adverse effect on our business, results of operations and financial condition.
A decline of available financing in the lending market may have a material and adverse affect on our vehicle sales, financial condition and results of operations.
A significant portion of our vehicles purchased by our customers are financed. Sub-prime lenders have historically provided financing to those consumers who, for various reasons, do not have access to traditional financing, including those buyers who have a poor credit history or lack the down payment necessary to purchase a vehicle. In the event lenders tighten their credit standards or there is a decline in the availability of credit in the lending market, the ability of these consumers to purchase vehicles could be limited, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our franchise agreements do not give us the exclusive right to sell a manufacturer’s product within a given geographic area. Subject to state laws in the U.S. that are generally designed to protect dealers, a manufacturer may grant another dealer a franchise to start a new dealership near one of our locations, or an existing dealership may move its dealership to a location that would more directly compete against us. The location of new dealerships near our existing dealerships could have a material and adverse effect on our operations and reduce the profitability of our existing dealerships. Furthermore, if current manufacturers or future manufacturers are not required to conduct their business in accordance with state franchise laws and thereby circumvent the current dealer-network to sell directly to the customer, our results of operations may be materially and adversely affected.
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
We will continue to require substantial capital in order to acquire additional automobile dealerships. We currently intend to finance future acquisitions by using cash generated from operations, borrowings under our Acquisition Line, proceeds from debt and/or equity offerings and/or issuing shares of our common stock as partial consideration for acquired dealerships. In the future, the cost of obtaining money from the credit markets could increase if lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt at maturity on terms similar to current debt or at all, and reduce or, in some cases, cease to provide funding to borrowers. Accordingly, our ability to complete acquisitions could be adversely affected if the price of our common stock is depressed or if our access to capital is limited.
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
We are subject to substantial governmental laws and regulations, which if we are found to be in violation of, or subject to liabilities under, may adversely affect our business and results of operations.
We operate in a highly regulated industry. A number of laws and regulations applicable to automotive companies affect our business and conduct, including, but not limited to our sales, operations, financing, insurance, advertising, and employment practices. Other laws and regulations include franchise laws and regulations, consumer protection laws and other extensive laws and regulations applicable to new and used motor vehicle dealers. Additionally, in every jurisdiction in which we operate, we must obtain various permits and licenses in order to conduct our businesses.
Other laws and regulations include franchise laws and regulations, consumer protection laws and other extensive laws and regulations applicable to new and used motor vehicle dealers. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory remedial obligations or the issuance of injunctions limiting or prohibiting our operations.
Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of U.S. franchise laws. If U.S. franchise laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or showing of good cause. Without the protection of U.S. franchise laws, it also may be more difficult for us to renew our franchise agreements upon expiration. Furthermore, some states have initiated consumer “bill of rights” statutes which involve increases in our costs associated with the sale of vehicles, or decreases in some of our profit centers.
In the U.S., our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity laws and regulations, as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws and regulations. Some states in the U.S. regulate finance fees and charges that may be paid as a result of vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us or our dealerships by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct dealership operations and fines. In the U.K., our finance operations are regulated by the Financial Conduct Authority (“FCA”), which is an independent watchdog that sets out a system for regulating financial services in order to protect and improve the U.K.’s economy, and regulates financial services of our dealerships.
In July 2010, the Dodd-Frank Act was signed into law and established the CFPB with broad regulatory powers in the U.S. Although automotive dealers are generally excluded from the CFPB’s regulatory authority, we are required to comply with regulations applicable to privacy notices, and the CFPB continues to regulate automotive financing activities through its regulation of automotive finance companies and other financial institutions that service the automotive industry. The CFPB has issued regulatory guidance instructing financial institutions to monitor dealer loans for potential discrimination resulting from the system used to compensate dealers for assisting in the customer financing transaction. The CFPB has instructed lenders that, if discrimination is found, the lender would be required to change dealer compensation practices. If this initiative substantially restricts our ability to generate revenue from arranging financing for our customers for the purchase of vehicles, the result could have an adverse effect on our business and results of operations.
In addition, the Dodd-Frank Act established federal oversight and regulation of derivative markets and entities, such as us, that participate in those markets. The Dodd-Frank Act requires the Commodity Futures Trading Commission (“CFTC”) and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. Pursuant to the Dodd-Frank Act, the CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and exchange trading. Although we believe that we qualify for the end-user exceptions to the mandatory clearing and margin requirements with respect to our swaps entered to hedge our commercial risks, the Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, or reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on our financial condition, results of operations and cash available for distributions to our shareholders.

The EU’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, applies to all organizations storing or processing the data of EU citizens, regardless of the organization’s location. The GDPR was designed to align data privacy laws across Europe, protect all EU citizens’ data by restricting third parties use of such data without such individual’s permission, and change the way organizations approach the protection of data and preserve citizens’ privacy. It provides for strict rules and requirements for EU and non-EU organizations, including requirements to report data breaches within 72 hours and to conduct impact assessments to identify vulnerabilities. Moreover, the GDPR applies a tiered penalty approach, which provides for heavy fines. If an organization seriously infringes the GDPR, the organization can be fined up to 4% of annual global turnover or 20 million euros, whichever is greater.
Similar to the GDPR, the California Consumer Privacy Act of 2018 (“CCPA”), which became effective January 1, 2020, grants California residents with several new rights relating to their personal information. The CCPA applies to businesses that conduct business in California and satisfies one of three financial conditions, including a business that has a gross revenue greater than $25 million. The CCPA sets forth several data protection obligations for applicable businesses, including, but not limited to the obligations to inform a consumer, at or before collection, of the purpose and intended use of the collection; and to delete a consumer’s personal information upon request. As for penalties and fines, the CCPA establishes a private right of action for serious data breaches, which allows consumers the right to seek damages. The CCPA also allows the California Attorney General to bring actions against non-compliant businesses with fines of $2,500 per violation or, if intentional, up to $7,500 per violation. Any future failure by us to comply with the GDPR and/or CCPA could have a material adverse effect on our business, results of operations or financial condition.
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
See further discussion of tariffs, import product restrictions, and foreign trade risks that may impair our ability to sell foreign vehicles profitably under the risk factor “We are subject to tariff and trade risks that may impair our ability to sell foreign vehicles profitably.”
See additional discussion of Brexit and its related regulatory risks under the risk factor “The U.K.’s withdrawal from the EU may have a negative effect on some global economic conditions, financial markets and our business, which could adversely affect our U.K. revenue and results of operations.”
Our operations are subject to environmental laws and regulations that may expose us to significant costs and liabilities.
Our operations involve the use, handling and storage of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires, and fuel. We contract for recycling and/or disposal of used fluids, filters and other waste materials generated by our operations.
These business activities are subject to stringent federal, regional, state and local laws, regulations and other controls governing the release of materials into the environment or otherwise relating to environmental protection. These laws, regulations and controls may impose numerous obligations upon our operations including the acquisition of permits to conduct regulated activities, the imposition of restrictions on where or how to manage or dispose of used products and wastes, the incurrence of capital expenditures to limit or prevent releases of such material, and the imposition of substantial liabilities for pollution resulting from our operations or attributable to former operations. For example, in the U.S., most of our dealerships utilize storage tanks that are subject to testing, containment, upgrading, and removal regulations under the federal Resource Conservation and Recovery Act. Comparable regulations have been or may be enacted in the U.K. and Brazil. Failure to comply with these laws, regulations, and permits may result in the assessment of sanctions, including administrative, civil, and criminal penalties, the imposition of investigatory remedial and corrective action obligations or increase of capital expenditures, restrictions, delays and cancellations in permitting or in the performance of projects and the issuance of injunctions limiting or preventing some or all of our operations in affected areas. In some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Moreover, laws and regulations protecting the environment generally become more stringent over time, which may result in increased costs for future environmental compliance and remediation.

Additionally, vehicle manufacturers in the U.S. are subject to regulations adopted in 2012 by the U.S. EPA and the National Highway Traffic Safety Administration (“NHTSA”) that establish GHG emissions and corporate average fuel economy (“CAFE”) standards applicable to light-duty vehicles for model years 2017 through 2021. Vehicle GHG emission standards have previously also been promulgated by California, and followed by several other states, under a waiver, but in September 2019 EPA revoked this waiver in a rulemaking with NHTSA that found state regulation of vehicle GHG emissions to be preempted and litigation is ongoing. Furthermore, under the Obama Administration, CAFE standards were set to reach 46 miles per gallon by 2025. However, the Trump Administration has sought to reduce these standards. The final rules are expected sometime in early 2020. California had indicated that it would retain more stringent levels under its clean air act (“CAA”) waiver authority should the Trump Administration finalize a rulemaking on reducing those standards and thus, if California is successful in its litigation over its CAA waiver status, there could be uncertainty amongst vehicle manufacturers if multiple standards were placed into effect, which could have an indirect adverse effect on automotive retail dealers, such as ourselves. Comparable laws and regulations have been enacted in the U.K. and Brazil. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new restrictions on emissions of vehicle GHG emissions could adversely affect prices of and demand for the vehicles we sell.
At the international level, there is an agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through non-binding, individually-determined reduction goals every five years after 2020. Although the U.S. has announced its withdrawal from the agreement, effective November 4, 2020, the U.K. and Brazil remain parties. Future treaties or international standards may result in more stringent requirements in party states, which could include the U.S., U.K. and Brazil, and may delay or otherwise adversely affect the ability of vehicle manufacturers to manufacture and timely deliver vehicles to operators in the automotive retail industry.
If we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected because we rely on the industry knowledge and relationships of our key personnel.
We believe our success depends to a significant extent upon the efforts and abilities of our executive officers and senior management. The unexpected or unanticipated loss of the services of one or more members of our senior management team could have an adverse effect on our business and impair the efficiency and productivity of our operations. We do not have key man insurance for any of our executive officers or key personnel. In addition, the market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. We do not have employment agreements with our dealership general managers and other key dealership personnel. Accordingly, the inability to retain key employees or the failure to attract qualified personnel could have an adverse effect on our business and may impact the ability of our dealerships to conduct their operations in accordance with our standards.
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
We do not have a cost advantage in purchasing new vehicles from vehicle manufacturers and typically rely on advertising, merchandising, sales expertise, service reputation, product demand and dealership location in order to sell new vehicles. Our franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. If competing dealerships expand their market share or are awarded additional franchises by manufacturers it could have a material and adverse effect on our business and results of operations.

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
The internet has also become a significant part of the advertising and sales process in our industry. Customers are using the internet as part of the sales process to compare pricing for cars and related F&I services, which may reduce gross profit margins for new and used cars and profits for related F&I services. Some retailers offer vehicles for sale over internet websites without the benefit of having a dealership franchise, although they must currently source their vehicles from a franchised dealer. One or more companies are currently manufacturing electric vehicles for sale solely through the internet without using the traditional dealer-network, and circumventing the state franchise laws of several states in the U.S. If more states where we do business eliminate or lessen their laws prohibiting retail sales by non-dealer companies, and if those companies are successful in selling their vehicles without the requirements of establishing a dealer-network, they may be able to have a competitive advantage over the traditional dealers, which could adversely affect our sales in those states. If internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, or if dealerships are able to effectively use the internet to sell outside of their markets, our business could be materially adversely affected. Our business would also be materially adversely affected to the extent that internet companies acquire dealerships or align themselves with our competitors’ dealerships.
Please see “Item 1. Business — Competition” for further discussion of competition in our industry.
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
In the ordinary course of business, we and our business affiliates receive significant PII about our customers in order to complete the sale or service of a vehicle and related products. We also receive PII from our employees. Numerous state and federal regulations in the U.S., as well as payment card industry and other vendor standards, govern the collection and maintenance of PII from consumers and other individuals. Although many companies across many industries are affected by malicious efforts to obtain access to PII, the automotive dealership industry has been a particular target of identity thieves. Moreover, there are numerous opportunities for a data security breach, including cyber-security breaches, burglary, lost or misplaced data, scams, or misappropriation of data by employees, vendors or unaffiliated third parties. We will continue to combat and protect against cyber-attacks and other forms of security breaches. Despite the security measures we have in place and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, or other events. Alleged or actual data security breaches can increase costs of doing business, negatively affect customer satisfaction and loyalty, expose us to negative publicity, result in individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information, any of which could have a material adverse effect on our business, results of operations or financial condition.

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
The impairment of our goodwill, indefinite-lived intangibles could have a material adverse effect on our results of operations.
We assess goodwill and other indefinite-lived intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. See Note 1 “Business and Summary of Significant Accounting Policies” and Note 11 “Intangible Franchise Rights and Goodwill” within our Notes to Consolidated Financial Statements for further discussion of our impairment model and related assumptions.
Performance issues at individual dealerships, as well as adverse retail automotive industry and economic trends, increase the risk of an impairment charge, which could have a material adverse impact on our results of operations and stockholders' equity. During the years ended December 31, 2019, 2018 and 2017, we recorded $19.0 million, $38.7 million and $19.3 million, respectively, of impairment of intangible franchise rights, which is discussed further in Note 11 “Intangible Franchise Rights and Goodwill” within our Notes to Consolidated Financial Statements.
Material increases in interest rates on our variable rate obligations or resulting from the phasing out of LIBOR could adversely impact our results of operations.
Borrowings under our credit facilities and various other notes payable bear interest based on a floating rate. Therefore, our interest expense would increase with any rise in interest rates. A rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales, as many of our customers finance their vehicle purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues.
In addition, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or requiring banks to submit rates for the calculation of LIBOR after 2021. This announcement, in conjunction with financial benchmark reforms more generally and changes in the interbank lending markets, have resulted in uncertainty about the future of LIBOR and certain other rates or indices which have historically been used as interest rate “benchmarks” in our borrowings, including the majority of our floorplan notes payable, mortgages and other debt. Accordingly, the use of an alternative rate on these borrowings could result in increased interest expense, in addition to costs to amend the loan agreements and other applicable arrangements to a new reference rate. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our business, results of operations or financial condition.
Although we have entered into derivative transactions to convert a portion of our variable-rate debt to fixed rates, which may partially mitigate the impact of fluctuations in interest rates, the interest rates on our derivatives are also benchmarked on LIBOR and could be adversely impacted by the proposed elimination of LIBOR.
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
Vehicle technology advancements and ownership model changes could adversely affect our new and used vehicle sales volumes, parts and service revenue and our results of operations.
With the advancement in the technology of semi and fully autonomous electric-powered vehicles, several new business models are in early stage development to create high mileage, self-driving and/or co-ownership vehicle opportunities. These autonomous-electric vehicles may be manufactured by existing automotive manufacturers or other companies who do not presently manufacture hydrocarbon or alternative fuel source vehicles. Even with the current highway and road infrastructure challenges and the large number of existing internal combustion engines currently in service and to be in service for many years to come, which will create obstacles to the wide-spread implementation of such autonomous-electric vehicles in the immediate future, many in the automotive industry believe that it will only be a matter of time until such vehicles will be available to the automotive consumer at low usage costs. Such industry participants believe projected low usage costs of autonomous-electric vehicles may entice many vehicle owners, particularly in larger, highly populated areas, to abandon individual car ownership in favor of multiple co-ownership ride-sharing opportunities. If such autonomous-electric vehicles can be mass produced at a reasonable production and operating cost and sold by companies not required to conduct their business in accordance with state franchise laws and thereby circumvent the current dealer-network, and/or if the ride-sharing subscription business model becomes widely popular, such events could adversely affect industry new and used vehicle sales volumes, parts and service revenue and our results of operations.
Additionally, with a potential increase in demand by consumers for electric-powered vehicles, our manufacturers will need to adapt their product plans and production capabilities accordingly to meet these demands. As more electric vehicles potentially enter the market, and more combustible engine vehicle production is reduced, our ability to adapt to such changes, particularly in regard to our ability to sell and service these units effectively, will be necessary to meet the consumer demands and support the profitability of our dealerships. Furthermore, while in the short term we do not believe there will be a significant difference in maintenance costs incurred by a vehicle owner of a combustible engine versus maintenance costs of a vehicle owner of a new electric-powered vehicle, that may not be the case as technology advancements are made in the development of electric-powered vehicles. If such maintenance costs by a consumer of an electric-powered vehicle were to substantially decrease, this could have a material adverse effect on our parts and service revenues. If such electric vehicles can be mass produced at a reasonable production and operating cost and sold by companies not required to conduct their business in accordance with state franchise laws and thereby circumvent the current dealer-network, such events could adversely affect industry new and used vehicle sales volumes, parts and service revenue and our results of operations.
Our indebtedness and the associated covenants could materially adversely affect our ability to obtain additional financing, including for acquisitions and capital expenditures, limit our flexibility to manage our business, prevent us from fulfilling our financial obligations and restrict our use of capital.
Our indebtedness could impact us in the following ways:

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
Our debt instruments contain numerous covenants that limit our discretion with respect to business matters, including mergers or acquisitions, paying dividends, repurchasing our common stock, international investments, incurring additional debt or disposing of assets. A breach of any of these covenants could result in a default under the applicable agreement or indenture. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures under the cross default provisions in those agreements or indentures. If a default or cross default were to occur, we may be required to renegotiate the terms of our indebtedness, which would likely be under less favorable terms than our current terms and cause us to incur additional fees to process. Alternatively, we may not be able to pay our debts or borrow sufficient funds to refinance them. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.
We are subject to tariff and trade risks that may impair our ability to sell foreign vehicles profitably.
Increased tariffs, import product restrictions, and foreign trade risks may impair our ability to sell foreign vehicles profitably. In an effort to increase the U.S.’s penetration of competitive markets throughout the world, the Trump Administration has, from-time-to-time, threatened and on occasion implemented tariffs on the import of foreign produced goods and raw materials. The Trump Administration has been critical of the unfair trade balance that existed between the U.S. and China and has implemented tariffs on Chinese goods and of raw materials, primarily steel. While China imports a limited number of vehicles into the U.S., many U.S. manufacturers of vehicles, parts and supplies are dependent on Chinese products and raw materials in their production of their products. Implementation of tariffs on such goods and raw materials could affect the price of vehicles we sell. On January 15, 2020, the Trump Administration entered into a trade agreement which preserved many of the tariffs that were placed on certain Chinese goods. This agreement is considered Phase I of the agreement, and there is no definitive time frame for when Phase II will occur, what the terms will be and the impact on our business. Regarding the EU, while the Trump Administration has indicated tariffs will be imposed on European automobiles, to date no tariffs have been imposed on vehicles and auto parts produced in the EU and imported to the U.S. Additionally, with the recent completion of Brexit, it is reasonable to expect the U.S. will seek to enter into a trade agreement with the U.K. which among other things will deal with reciprocal trade agreements. If the U.S. is unable to reach an agreement with the EU or the U.K. on reciprocal trade agreements it is possible that tariffs could be imposed on many of the vehicles we will import from the U.K. and the EU.
There continues to be substantial uncertainty regarding, among other factors: (i) the ultimate outcome of the implementation and effects of trade tariffs; (ii), definition of “foreign” vehicles - assembled outside the U.S. or U.S. assembled vehicles that contain non-U.S. parts; and (iii) the retaliatory response by foreign governments to such trade tariffs. Additionally, the recent passing of Brexit and its uncertain effects with the U.S. and Europe continues to create uncertainty in the U.K. There is no clear indication of how (i) the China Phase I (or the contemplated Phase II), (ii) the anticipated Trump Administration’s negotiations with the EU or (iii) the effects of the Brexit decision will ultimately affect tariffs, imports and foreign trade applicable to the U.S. and the U.K. economies and our business operations. See the risk factor “The U.K.’s withdrawal from the EU may have a negative effect on some global economic conditions, financial markets and our business, which could adversely affect our U.K. revenue and results of operations” for further discussion of Brexit. Should import tariffs be implemented or increased as described above, we expect the price of many new vehicles we sell to increase and foreign trade to be depressed, which may adversely affect our new vehicle retail sales revenues and related finance, insurance and other revenues.
We are subject to risks associated with our non-U.S. operations that could have a material adverse effect on our business, results of operations and financial condition.
We have operations outside the U.S., including the U.K and Brazil. As a result, we face political and economic risks and uncertainties with respect to our international operations. These risks may include the following, but are not limited to:

•	wage inflation in emerging markets;

•	legal uncertainties, timing delays and expenses associated with tariffs, import or export licenses, and other trade barriers;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	the potential for nationalization of enterprises;

•
transparency issues in general and, more specifically, the U.S. Foreign Corrupt Practices Act of 1974, as amended (the “FCPA”), the U.K. Bribery Act, and other anti-corruption compliance laws and issues;

•	unsettled social and political conditions, in general, and possible terrorist attacks, drug cartel related violence or acts of war, civil unrest, expansion of hostilities and other political risks;

•	increased risk of corruption;

•	inability to obtain or preserve franchise rights in the foreign countries in which we operate;

•	currency exchange restrictions; and

•	exposure to currency exchange rate fluctuations.
As exchange rates fluctuate, our results of operations as reported in USDs fluctuate. Fluctuations in such currency rates may have a material effect on our results of operations or financial position.
We may be exposed to liabilities under the FCPA and similar anti-corruption laws, and any determination that we violated such laws could have a material adverse effect on our business.
We are subject to the FCPA, Brazil’s clean company and anti-corruption act, the U.K. anti-bribery act and similar anti-bribery and anti-corruption laws that generally prohibit companies and their personnel and intermediaries from offering, authorizing, or making improper payments to government officials for the purpose of obtaining or retaining business, securing some improper advantage in business or engaging in conduct involving money-laundering. We do business in countries and regions where strict compliance with anti-bribery laws may not be customary. Our personnel and intermediaries may face, directly or indirectly, corrupt demands by government officials, political parties and officials, tribal or insurgent organizations, or private entities in the countries in which we operate or may operate in, in the future. As a result, we face the risk that an unauthorized payment or offer of payment could be made by one of our employees or intermediaries, even if such parties are not always subject to our control or are not themselves subject to the FCPA or other anti-bribery laws to which we may be subject. Existing compliance safeguards and any future improvements may not prevent all such conduct, and it is possible that our employees and intermediaries may engage in conduct for which we might be investigated by authorities and held responsible. Violations of the FCPA and other anti-bribery and other anti-corruption laws (either due to our acts or our inadvertence) may result in criminal and civil sanctions and could subject us to other liabilities in the U.S. and elsewhere. Even allegations of such violations could disrupt our business and result in a material adverse effect on our business and operations.
Our growth in emerging markets, such as Brazil, is subject to special risks that could have a material adverse effect on our operations.
In February 2013, we acquired UAB Motors Participações S.A. (“UAB Motors”), which allowed us to enter the Brazilian market. At the time we entered the Brazilian market, it was an emerging growth market. Since then, Brazil experienced a significant economic downturn and has been in the midst of a recession. Since February 2013, Brazil has also experienced significant currency fluctuations. And, while recent data is beginning to show signs of a recovery, there is no assurance that our future growth strategies in Brazil will be successful, that Brazil’s economy will continue its recovery or that future volatility will not happen. If the Brazil financial recovery is longer than expected or if future volatility occurs, it could have a material adverse effect on our business, results of operations and financial condition. See also “We are subject to risks associated with our non-U.S. operations that could have a material adverse effect on our business, results of operations and financial condition.” Further, our growth in emerging markets by acquisition of existing dealerships, such as our acquisition of UAB Motors, is subject to additional risk as discussed in the risk factor “Our ability to acquire new dealerships and successfully integrate those dealerships into our business could adversely affect the growth of our revenues and earnings.”
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our corporate headquarters, located at 800 Gessner, Suite 500, Houston, Texas, as well as our regional headquarters in Brazil. We own our regional headquarters in the U.K. As of December 31, 2019, we had 186 dealerships as shown below by region and by whether the associated real estate is leased or owned as of December 31, 2019:

	Dealerships
Region	Owned	Leased
United States	84	35
United Kingdom	21	29
Brazil	5	12
Total	110	76
Item 3. Legal Proceedings
From time to time, our dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, as well as claims involving the manufacturer of automobiles, contractual disputes and other matters arising in the ordinary course of business. We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. For a discussion of our legal proceedings, see Part IV “Item 15. Exhibits, Financial Statement Schedules” and Note 16 “Commitments and Contingencies” within our Notes to Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol “GPI.” There were 44 holders of record of our common stock as of February 10, 2020. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Performance Graph
The following graph and table compares the performance of our common stock to the S&P 500 Index and to an industry peer group for our last five fiscal years. The members of the peer group are Asbury Automotive Group, Inc., AutoNation, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc. and Sonic Automotive, Inc. The source for the information contained in this table is Zack’s Investment Research, Inc.
The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the S&P 500 Index and the peer group was $100 on the last trading day of December 2014, and that all dividends were reinvested.
Performance data for Group 1 Automotive, Inc., the S&P 500 Index and for the peer group is provided as of the last trading day of each of our last five fiscal years.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2019
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2014
2015
2016
2017
2018
2019
Group 1 Automotive, Inc.
S&P 500 Index - Total Return
Peer Group

Measurement Date	Group 1 Automotive, Inc.	S&P 500	Peer Group
December 2014	$100.00	$100.00	$100.00
December 2015	85.31	101.38	96.86
December 2016	89.14	113.51	93.24
December 2017	82.33	138.29	95.60
December 2018	62.11	132.23	74.64
December 2019	119.51	173.86	114.26

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The following table sets forth information with respect to shares of common stock repurchased by us during 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
December 1 - December 31, 2019	14,200	$99.98	14,200	$73.6
Total	14,200		14,200
(1) Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. During the year ended December 31, 2019, 14,200 shares were repurchased at an average price of $99.98 per share, for a total of $1.4 million, leaving $73.6 million available under our stock repurchase limit of $75.0 million most recently authorized by our Board of Directors. Our stock repurchase program does not have an expiration date. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.
In December 2019, we entered into a Rule 10b5-1 repurchase plan that was effective from January 2, 2020 to February 3, 2020. Under the plan, we have purchased 149,284 shares subsequent to December 31, 2019, at an average price of $98.12 per share for an aggregate cost of $14.7 million, leaving $58.9 million available under our stock repurchase program.

Item 6. Selected Financial Data
The following table sets forth the selected financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015. Certain reclassifications of amounts previously reported have been made to the accompanying income statement data and balance sheet data in order to conform to current presentation. These reclassifications at times are due to the adoption of new or updated accounting standards, and therefore this selected financial data information should be read in conjunction with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto, included elsewhere in this annual report on Form 10-K.

	Years Ended December 31,
	2019	2018	2017	2016	2015
		(In millions, except per share amounts)
Income Statement Data:
Revenues	$12,043.8	$11,601.4	$11,123.7	$10,887.6	$10,632.5
Cost of sales	10,227.8	9,876.3	9,478.2	9,292.5	9,098.5
Gross profit	1,816.0	1,725.1	1,645.5	1,595.1	1,534.0
Selling, general and administrative expenses	1,358.4	1,273.1	1,226.2	1,170.8	1,120.8
Depreciation and amortization expense	71.6	67.1	57.9	51.2	47.2
Asset impairments	22.2	43.9	19.5	32.8	87.6
Income (loss) from operations	363.7	341.1	341.9	340.2	278.4
Interest expense:
Floorplan interest expense	61.6	59.9	52.4	44.9	39.3
Other interest expense, net	74.9	75.8	70.5	67.9	56.9
Income (loss) before income taxes	227.3	205.4	219.0	227.4	182.2
(Benefit) provision for income taxes	53.3	47.6	5.6	80.3	88.2
Net income (loss)	$174.0	$157.8	$213.4	$147.1	$94.0

Earnings per common share:
Basic	$9.35	$7.83	$10.08	$6.67	$3.91
Diluted	$9.34	$7.83	$10.08	$6.67	$3.90
Dividends per share	$1.09	$1.04	$0.97	$0.91	$0.83
Weighted average common shares outstanding:
Basic	17.9	19.5	20.4	21.2	23.1
Diluted	17.9	19.5	20.4	21.2	23.2

	As of December 31,
	2019	2018	2017	2016	2015
		(In millions)
Balance Sheet Data:
Working capital	$94.0	$15.8	$130.7	$97.5	$149.1
Inventories	$1,901.7	$1,844.1	$1,763.3	$1,651.8	$1,737.8
Total assets	$5,570.2	$5,001.1	$4,871.1	$4,461.9	$4,396.7
Floorplan notes payable — credit facility and other (1)	$1,144.4	$1,258.8	$1,154.1	$1,077.0	$1,155.0
Floorplan notes payable — manufacturer affiliates (2)	$459.9	$417.8	$374.7	$367.2	$363.6
Total Debt	$1,491.2	$1,374.5	$1,395.8	$1,285.2	$1,254.5
Stockholders’ equity	$1,255.7	$1,095.7	$1,124.3	$930.2	$918.3
Total debt to capitalization	54%	56%	55%	58%	58%
(1) Includes immediately available funds of $106.8 million, $33.6 million, $86.5 million, $59.6 million, and $110.8 million as of December 31, 2019, 2018, 2017, 2016, and 2015, respectively, that we temporarily invest as an offset to the gross outstanding borrowings.
(2) Includes immediately available funds of $4.1 million, $0.1 million, $22.5 million, $25.5 million, and $25.5 million as of December 31, 2019, 2018, 2017, 2016, and 2015, respectively, that we temporarily invest as an offset to the gross outstanding borrowings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part I, including the matters set forth in “Item 1A. Risk Factors,” and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and other insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are aligned into three regions, which comprise our reportable segments: (1) U.S., (2) U.K., and (3) Brazil. The U.S. and Brazil segments are led by the President, U.S. and Brazilian Operations, and the U.K segment is led by a Managing Director, each reporting directly to our Chief Executive Officer, who is the Chief Operating Decision Maker. The President, U.S. and Brazilian Operations, and the U.K Managing Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management. The U.S. segment includes the activities of our corporate office.
As of December 31, 2019, our retail network consisted of 119 dealerships in the U.S., 50 dealerships in the U.K. and 17 dealerships in Brazil. Our operations are primarily located in major metropolitan areas in 15 states in the U.S., 33 towns in the U.K., and three states in Brazil.
Our typical acquisition strategy is to acquire large, profitable, well-established and well-managed dealerships that are leaders in their respective market areas. From January 1, 2015 through December 31, 2019, we acquired 53 dealerships representing 67 franchises with expected annual revenues estimated at the time of acquisition of $2.3 billion and opened eight dealerships representing 11 new franchises with expected annual revenues estimated at the time of acquisition of $260.0 million.
During the year ended December 31, 2019, we acquired eight dealerships representing 11 franchises with expected annual revenues estimated at the time of acquisition of $305.0 million. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, totaled $143.2 million. We also opened three dealerships representing four new franchises with expected annual revenues estimated at the time of acquisition of $125.0 million. By segment, we acquired four dealerships representing six franchises in the U.S. and four dealerships representing five franchises in the U.K. We also opened one dealership representing one franchise in the U.S. and two dealerships representing three franchises in the U.K.
We make disposition decisions based principally on the rate of return on our capital investment, the location of the dealership, our ability to leverage our cost structure, the brand, future capital investments required and existing real estate obligations. From January 1, 2015 through December 31, 2019, we disposed of or terminated 36 franchises with annual revenues of approximately $825.0 million.
During the year ended December 31, 2019, we disposed of eight dealerships representing 14 franchises, with aggregate annual revenues at the time of disposition of $240.0 million. We recorded a net pre-tax gain totaling $5.0 million related to these dispositions. By segment, our dispositions included four dealerships representing seven franchises and two terminated franchises in the U.S., three dealerships representing four terminated franchises in the U.K. and one dealership representing one franchise in Brazil.
Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, F&I products, and parts, as well as maintenance and repair business. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, consumer transportation preferences, discretionary spending levels, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices, and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may even delay their purchasing decisions altogether, electing instead to continue to maintain and repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, as well as maintenance, repair and collision business. In addition, our ability to expediently adjust our cost structure in response to changes in new vehicle sales volumes also tempers any negative impact of such sales volume changes.

According to U.S. industry experts, the annual new light vehicle unit sales for 2019 decreased 1.4%, to 17.0 million units as compared to the same period a year ago. In the U.K. which represents the fifth largest economy in the world, vehicle registrations decreased 2.4% to 2.3 million during 2019 as compared to the same period in 2018. The U.K. industry's new vehicle sales have experienced more volatility than normal following the Brexit vote in 2016. The announcement of Brexit caused significant exchange rate fluctuations that resulted in the weakening of the GBP, in which we conduct business in the U.K., against the USD and other global currencies. The weakening of the GBP since the initial Brexit vote has and may continue to adversely affect our results of operations, as well as have a negative impact on the pricing and affordability of the vehicles in the U.K. Volatility in exchange rates is expected to continue in the short term, at least until there is a clear path forward in response to Brexit. In 2019, the Brazilian economy, which represents the ninth largest economy in the world, continued to recover from a recession. During 2019, new vehicle registrations in Brazil increased 7.6%, to 2.7 million units as compared to the same period in 2018. We expect macro-economic conditions to continue to improve in Brazil. Longer term, we expect sustained improvements in industry sales volumes and are utilizing a strategy of aligning with growing brands, in order to most effectively capitalize on that industry growth.
Recent Accounting Pronouncements
Refer to Note 1 “Business and Summary of Significant Accounting Polices” within our Notes to Consolidated Financial Statements for a discussion of those most recent pronouncements that impact us.
Critical Accounting Policies and Accounting Estimates
The preparation of our financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions, including those associated with the difficult, subjective and complex areas described above. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Below are the accounting policies and estimates that have been determined to be critical to our business operations and the understanding of our results of operations.
Goodwill and Intangible Franchise Rights
Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. We are organized into three geographic regions, the U.S. region, the U.K. region and the Brazil region. We have determined that each region represents a reporting unit for the purpose of assessing goodwill for impairment. Our only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level.
We evaluate goodwill and intangible franchise rights for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate possible impairment has occurred. In evaluating goodwill and intangibles for impairment, an optional qualitative assessment may be initially performed to determine whether it is more likely than not (i.e., a likelihood of greater than 50%) that an impairment exists. If it is concluded that it is more likely than not that an impairment exists, a quantitative test is required to measure the amount of impairment which, for goodwill, consists of comparing the fair value of the reporting unit to its carrying amount and, for intangibles, consists of comparing the fair value of the intangible asset to its carrying amount.
When a quantitative impairment test is performed, we estimate fair value using a combination of the discounted cash flow, or income approach, and the market approach. Significant assumptions included in the model include changes in revenue growth rates, future gross margins, future SG&A expenses, and the WACC and terminal growth rates. For the market approach, we utilize recent market multiples of guideline companies for both revenue and pre-tax net income weighted as appropriate by reporting unit. Each of these assumptions requires us to use its knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for its operations.
Our qualitative test includes a review of changes, since the last quantitative test was performed, in those assumptions having the most significant impact on the current year fair value, which are consistent with the significant assumptions identified in the quantitative test above.
During the years ended December 31, 2019, 2018 and 2017, we recorded $19.0 million, $38.7 million and $19.3 million, respectively, of impairments of intangible franchise rights. See Note 11 “Intangible Franchise Rights and Goodwill” within our Notes to Consolidated Financial Statements for details on our intangibles, including the results of our impairment testing.

Chargebacks
We may be charged back in the future for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. A reserve for future amounts estimated to be charged back, representing variable consideration, is recorded as a reduction of Finance, Insurance and Other Revenue, Net in the Consolidated Statement of Operations. The reserve is estimated based on our historical charge back results and the termination provisions of the applicable contracts, and was $49.7 million and $46.4 million at December 31, 2019 and 2018, respectively.
See Note 1 “Business and Summary of Significant Accounting Policies” and Note 2 “Revenues” within our Notes to Consolidated Financial Statements, for further discussion of these accounting policies and estimates.
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
We evaluate our results of operations on both as reported and on a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our underlying business and results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our current period reported results for entities reporting in currencies other than USD using comparative period exchange rates rather than the actual exchange rates in effect during the respective periods. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. Additionally, we caution investors not to place undue reliance on non-GAAP measures, but also to consider them with the most directly comparable U.S. GAAP measures. Our management uses constant currency and adjusted cash flows from operating, investing and financing activities in conjunction with U.S. GAAP financial measures to assess our business, including communication with our Board of Directors, investors and industry analysts concerning financial performance. We disclose these non-GAAP measures, and the related reconciliations, because we believe investors use these metrics in evaluating longer-term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess operating performance.
Certain disclosures are reported as zero balances, or may not compute, due to rounding.

The following tables summarize our operating results on a reported basis and on a Same Store basis for the year ended December 31, 2019 as compared to 2018 and for the year ended December 31, 2018, as compared to 2017.
Reported Operating Data - Consolidated
(In millions, except unit and per unit amounts)

	For the Years Ended December 31,
	2019	2018	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$6,314.1	$6,181.4	$132.7	2.1%	$(82.3)	3.5%
Used vehicle retail sales	3,366.6	3,166.1	200.6	6.3%	(43.0)	7.7%
Used vehicle wholesale sales	355.2	369.6	(14.4)	(3.9)%	(8.8)	(1.5)%
Total used	3,721.8	3,535.6	186.1	5.3%	(51.8)	6.7%
Parts and service sales	1,510.0	1,416.9	93.1	6.6%	(14.3)	7.6%
F&I, net	497.9	467.5	30.4	6.5%	(2.9)	7.1%
Total revenues	$12,043.8	$11,601.4	$442.4	3.8%	$(151.4)	5.1%
Gross profit:
New vehicle retail sales	$300.8	$310.9	$(10.1)	(3.2)%	$(3.5)	(2.1)%
Used vehicle retail sales	201.3	185.9	15.4	8.3%	(2.1)	9.4%
Used vehicle wholesale sales	1.0	1.7	(0.7)	(40.6)%	—	(39.2)%
Total used	202.3	187.6	14.7	7.8%	(2.1)	9.0%
Parts and service sales	815.0	759.1	55.8	7.4%	(7.5)	8.3%
F&I, net	497.9	467.5	30.4	6.5%	(2.9)	7.1%
Total gross profit	$1,816.0	$1,725.1	$90.9	5.3%	$(16.1)	6.2%
Gross margin:
New vehicle retail sales	4.8%	5.0%	(0.3)%
Used vehicle retail sales	6.0%	5.9%	0.1%
Used vehicle wholesale sales	0.3%	0.5%	(0.2)%
Total used	5.4%	5.3%	0.1%
Parts and service sales	54.0%	53.6%	0.4%
F&I, net	100.0%	100.0%	—%
Total gross margin	15.1%	14.9%	0.2%
Units sold:
Retail new vehicles sold	169,136	170,517	(1,381)	(0.8)%
Retail used vehicles sold	158,549	147,999	10,550	7.1%
Wholesale used vehicles sold	51,205	53,887	(2,682)	(5.0)%
Total used	209,754	201,886	7,868	3.9%
Average sales price per unit sold:
New vehicle retail	$37,332	$36,251	$1,081	3.0%	$(486)	4.3%
Used vehicle retail	$21,234	$21,393	$(158)	(0.7)%	$(271)	0.5%
Gross profit per unit sold:
New vehicle retail sales	$1,778	$1,823	$(45)	(2.4)%	$(21)	(1.3)%
Used vehicle retail sales	$1,270	$1,256	$13	1.1%	$(13)	2.1%
Used vehicle wholesale sales	$20	$31	$(12)	(37.4)%	$—	(36.0)%
Total used	$965	$929	$35	3.8%	$(10)	4.9%
F&I PRU	$1,519	$1,468	$52	3.5%	$(9)	4.1%
Other:
SG&A expenses	$1,358.4	$1,273.1	$85.3	6.7%	$(13.9)	7.8%
SG&A as % gross profit	74.8%	73.8%	1.0%
Floorplan expense:
Floorplan interest expense	$61.6	$59.9	$1.7	2.8%	$(0.4)	3.5%
Less: floorplan assistance (1)	49.1	47.3	1.9	4.0%	—	4.0%
Net floorplan expense	$12.4	$12.6	$(0.2)	(1.3)%	$(0.4)	1.5%
(1) Floorplan assistance is included within New vehicle retail Gross profit above and New vehicle retail Cost of sales in our Consolidated Statements of Operations.

Reported Operating Data - Consolidated
(In millions, except unit and per unit amounts)

	For the Years Ended December 31,
	2018	2017	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$6,181.4	$6,157.5	$23.8	0.4%	$4.8	0.3%
Used vehicle retail sales	3,166.1	2,799.0	367.1	13.1%	14.0	12.6%
Used vehicle wholesale sales	369.6	400.2	(30.6)	(7.6)%	3.5	(8.5)%
Total used	3,535.6	3,199.2	336.5	10.5%	17.5	10.0%
Parts and service sales	1,416.9	1,338.0	78.9	5.9%	0.7	5.8%
F&I, net	467.5	429.0	38.5	9.0%	0.3	8.9%
Total revenues	$11,601.4	$11,123.7	$477.6	4.3%	$23.2	4.1%
Gross profit:
New vehicle retail sales	$310.9	$322.0	$(11.1)	(3.5)%	$(0.7)	(3.2)%
Used vehicle retail sales	185.9	177.6	8.4	4.7%	0.6	4.4%
Used vehicle wholesale sales	1.7	(2.7)	4.4	161.8%	(0.1)	166.9%
Total used	187.6	174.8	12.8	7.3%	0.5	7.0%
Parts and service sales	759.1	719.7	39.5	5.5%	1.2	5.3%
F&I, net	467.5	429.0	38.5	9.0%	0.3	8.9%
Total gross profit	$1,725.1	$1,645.5	$79.6	4.8%	$1.2	4.8%
Gross margin:
New vehicle retail sales	5.0%	5.2%	(0.2)%
Used vehicle retail sales	5.9%	6.3%	(0.5)%
Used vehicle wholesale sales	0.5%	(0.7)%	1.1%
Total used	5.3%	5.5%	(0.2)%
Parts and service sales	53.6%	53.8%	(0.2)%
F&I, net	100.0%	100.0%	—%
Total gross margin	14.9%	14.8%	0.1%
Units sold:
Retail new vehicles sold	170,517	172,200	(1,683)	(1.0)%
Retail used vehicles sold	147,999	129,933	18,066	13.9%
Wholesale used vehicles sold	53,887	57,144	(3,257)	(5.7)%
Total used	201,886	187,077	14,809	7.9%
Average sales price per unit sold:
New vehicle retail	$36,251	$35,758	$493	1.4%	$28	1.3%
Used vehicle retail	$21,393	$21,542	$(149)	(0.7)%	$95	(1.1)%
Gross profit per unit sold:
New vehicle retail sales	$1,823	$1,870	$(47)	(2.5)%	$(4)	(2.3)%
Used vehicle retail sales	$1,256	$1,367	$(110)	(8.1)%	$4	(8.4)%
Used vehicle wholesale sales	$31	$(48)	$79	164.6%	$(3)	171.0%
Total used	$929	$934	$(5)	(0.5)%	$2	(0.8)%
F&I PRU	$1,468	$1,420	$48	3.4%	$1	3.3%
Other:
SG&A expenses	$1,273.1	$1,226.2	$46.9	3.8%	$0.1	3.8%
SG&A as % gross profit	73.8%	74.5%	(0.7)%
Floorplan expense:
Floorplan interest expense	$59.9	$52.4	$7.5	14.3%	$0.1	14.2%
Less: floorplan assistance (1)	47.3	48.9	(1.7)	(3.4)%	—	(3.5)%
Net floorplan expense	$12.6	$3.4	$9.2	266.7%	$0.1	265.1%
(1) Floorplan assistance is included within New vehicle retail Gross profit above and New vehicle retail Cost of sales in our Consolidated Statements of Operations.

Same Store Operating Data - Consolidated
(In millions, except unit and per unit amounts)

	For the Years Ended December 31,
	2019	2018	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$6,109.7	$6,016.7	$93.0	1.5%	$(77.3)	2.8%
Used vehicle retail sales	3,245.3	3,080.7	164.7	5.3%	(40.7)	6.7%
Used vehicle wholesale sales	341.7	355.9	(14.2)	(4.0)%	(8.5)	(1.6)%
Total used	3,587.1	3,436.5	150.5	4.4%	(49.3)	5.8%
Parts and service sales	1,466.8	1,367.4	99.5	7.3%	(13.1)	8.2%
F&I, net	484.8	457.6	27.2	5.9%	(2.7)	6.5%
Total revenues	$11,648.4	$11,278.3	$370.2	3.3%	$(142.4)	4.5%
Gross profit:
New vehicle retail sales	$289.7	$303.6	$(13.9)	(4.6)%	$(3.3)	(3.5)%
Used vehicle retail sales	194.6	181.4	13.2	7.3%	(2.0)	8.3%
Used vehicle wholesale sales	1.5	2.3	(0.8)	(34.1)%	—	(32.2)%
Total used	196.1	183.7	12.4	6.8%	(2.0)	7.9%
Parts and service sales	790.2	735.8	54.4	7.4%	(6.9)	8.3%
F&I, net	484.8	457.6	27.2	5.9%	(2.7)	6.5%
Total gross profit	$1,760.8	$1,680.7	$80.1	4.8%	$(14.9)	5.7%
Gross margin:
New vehicle retail sales	4.7%	5.0%	(0.3)%
Used vehicle retail sales	6.0%	5.9%	0.1%
Used vehicle wholesale sales	0.4%	0.6%	(0.2)%
Total used	5.5%	5.3%	0.1%
Parts and service sales	53.9%	53.8%	0.1%
F&I, net	100.0%	100.0%	—%
Total gross margin	15.1%	14.9%	0.2%
Units sold:
Retail new vehicles sold	162,740	164,850	(2,110)	(1.3)%
Retail used vehicles sold	152,562	143,669	8,893	6.2%
Wholesale used vehicles sold	48,932	52,135	(3,203)	(6.1)%
Total used	201,494	195,804	5,690	2.9%
Average sales price per unit sold:
New vehicle retail	$37,543	$36,498	$1,045	2.9%	$(475)	4.2%
Used vehicle retail	$21,272	$21,443	$(171)	(0.8)%	$(267)	0.5%
Gross profit per unit sold:
New vehicle retail sales	$1,780	$1,842	$(62)	(3.4)%	$(20)	(2.2)%
Used vehicle retail sales	$1,276	$1,263	$13	1.0%	$(13)	2.0%
Used vehicle wholesale sales	$30	$43	$(13)	(29.8)%	$(1)	(27.8)%
Total used	$973	$938	$35	3.7%	$(10)	4.8%
F&I PRU	$1,538	$1,483	$54	3.7%	$(9)	4.2%
Other:
SG&A expenses	$1,312.7	$1,249.0	$63.7	5.1%	$(12.8)	6.1%
SG&A as % gross profit	74.6%	74.3%	0.2%

Same Store Operating Data - Consolidated
(In millions, except unit and per unit amounts)

	For the Years Ended December 31,
	2018	2017	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$5,823.7	$6,089.2	$(265.5)	(4.4)%	$(3.2)	(4.3)%
Used vehicle retail sales	2,952.7	2,764.0	188.7	6.8%	7.8	6.5%
Used vehicle wholesale sales	334.7	394.0	(59.3)	(15.0)%	2.2	(15.6)%
Total used	3,287.5	3,158.0	129.5	4.1%	10.0	3.8%
Parts and service sales	1,359.5	1,322.6	36.9	2.8%	(0.7)	2.8%
F&I, net	446.1	423.8	22.3	5.3%	(0.1)	5.3%
Total revenues	$10,916.8	$10,993.5	$(76.7)	(0.7)%	$6.0	(0.8)%
Gross profit:
New vehicle retail sales	$295.4	$318.2	$(22.8)	(7.2)%	$(1.0)	(6.9)%
Used vehicle retail sales	174.3	176.1	(1.8)	(1.0)%	0.3	(1.2)%
Used vehicle wholesale sales	2.4	(2.6)	5.1	192.0%	(0.1)	196.8%
Total used	176.7	173.4	3.3	1.9%	0.2	1.8%
Parts and service sales	725.6	711.6	14.0	2.0%	0.4	1.9%
F&I, net	446.1	423.8	22.3	5.3%	(0.1)	5.3%
Total gross profit	$1,643.9	$1,627.0	$16.8	1.0%	$(0.5)	1.1%
Gross margin:
New vehicle retail sales	5.1%	5.2%	(0.2)%
Used vehicle retail sales	5.9%	6.4%	(0.5)%
Used vehicle wholesale sales	0.7%	(0.7)%	1.4%
Total used	5.4%	5.5%	(0.1)%
Parts and service sales	53.4%	53.8%	(0.4)%
F&I, net	100.0%	100.0%	—%
Total gross margin	15.1%	14.8%	0.3%
Units sold:
Retail new vehicles sold	160,236	170,346	(10,110)	(5.9)%
Retail used vehicles sold	138,520	128,509	10,011	7.8%
Wholesale used vehicles sold	49,285	56,292	(7,007)	(12.4)%
Total used	187,805	184,801	3,004	1.6%
Average sales price per unit sold:
New vehicle retail	$36,344	$35,746	$598	1.7%	$(20)	1.7%
Used vehicle retail	$21,316	$21,508	$(192)	(0.9)%	$57	(1.2)%
Gross profit per unit sold:
New vehicle retail sales	$1,844	$1,868	$(24)	(1.3)%	$(6)	(1.0)%
Used vehicle retail sales	$1,258	$1,370	$(112)	(8.2)%	$2	(8.3)%
Used vehicle wholesale sales	$49	$(47)	$96	204.3%	$(3)	210.5%
Total used	$941	$938	$2	0.3%	$1	0.2%
F&I PRU	$1,493	$1,418	$75	5.3%	$—	5.3%
Other:
SG&A expenses	$1,224.5	$1,209.2	$15.3	1.3%	$(1.2)	1.4%
SG&A as % gross profit	74.5%	74.3%	0.2%

Reported Operating Data - U.S.
(In millions, except unit and per unit amounts)

	For the Years Ended December 31,
	2019	2018	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$4,832.2	$4,682.8	$149.4	3.2%
Used vehicle retail sales	2,509.9	2,307.0	202.9	8.8%
Used vehicle wholesale sales	174.5	178.9	(4.4)	(2.5)%
Total used	2,684.4	2,485.9	198.5	8.0%
Parts and service sales	1,234.4	1,153.3	81.2	7.0%
F&I, net	433.2	401.3	32.0	8.0%
Total revenues	$9,184.2	$8,723.3	$461.0	5.3%
Gross profit:
New vehicle retail sales	$228.8	$229.1	$(0.2)	(0.1)%
Used vehicle retail sales	161.7	141.7	20.0	14.1%
Used vehicle wholesale sales	2.5	3.8	(1.2)	(33.1)%
Total used	164.2	145.5	18.8	12.9%
Parts and service sales	668.5	615.5	53.0	8.6%
F&I, net	433.2	401.3	32.0	8.0%
Total gross profit	$1,494.8	$1,391.3	$103.5	7.4%
Gross margin:
New vehicle retail sales	4.7%	4.9%	(0.2)%
Used vehicle retail sales	6.4%	6.1%	0.3%
Used vehicle wholesale sales	1.4%	2.1%	(0.7)%
Total used	6.1%	5.9%	0.3%
Parts and service sales	54.2%	53.4%	0.8%
F&I, net	100.0%	100.0%	—%
Total gross margin	16.3%	15.9%	0.3%
Units sold:
Retail new vehicles sold	122,096	122,873	(777)	(0.6)%
Retail used vehicles sold	121,016	111,806	9,210	8.2%
Wholesale used vehicles sold	28,577	30,625	(2,048)	(6.7)%
Total used	149,593	142,431	7,162	5.0%
Average sales price per unit sold:
New vehicle retail	$39,577	$38,111	$1,466	3.8%
Used vehicle retail	$20,740	$20,634	$106	0.5%
Gross profit per unit sold:
New vehicle retail sales	$1,874	$1,864	$10	0.5%
Used vehicle retail sales	$1,336	$1,267	$69	5.4%
Used vehicle wholesale sales	$88	$122	$(35)	(28.3)%
Total used	$1,098	$1,021	$76	7.5%
F&I PRU	$1,782	$1,710	$72	4.2%
Other:
SG&A expenses	$1,075.6	$982.1	$93.5	9.5%
SG&A as % gross profit	72.0%	70.6%	1.4%

Same Store Operating Data - U.S.
(In millions, except unit and per unit amounts)

	For the Years Ended December 31,
	2019	2018	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$4,727.9	$4,579.0	$148.9	3.3%
Used vehicle retail sales	2,448.7	2,254.4	194.3	8.6%
Used vehicle wholesale sales	171.5	173.7	(2.2)	(1.3)%
Total used	2,620.2	2,428.1	192.0	7.9%
Parts and service sales	1,217.6	1,120.5	97.1	8.7%
F&I, net	424.8	393.6	31.1	7.9%
Total revenues	$8,990.4	$8,521.3	$469.1	5.5%
Gross profit:
New vehicle retail sales	$221.8	$223.9	$(2.2)	(1.0)%
Used vehicle retail sales	158.3	138.6	19.8	14.3%
Used vehicle wholesale sales	2.6	3.8	(1.2)	(31.3)%
Total used	160.9	142.4	18.6	13.0%
Parts and service sales	657.6	600.5	57.1	9.5%
F&I, net	424.8	393.6	31.1	7.9%
Total gross profit	$1,465.1	$1,360.5	$104.6	7.7%
Gross margin:
New vehicle retail sales	4.7%	4.9%	(0.2)%
Used vehicle retail sales	6.5%	6.1%	0.3%
Used vehicle wholesale sales	1.5%	2.2%	(0.7)%
Total used	6.1%	5.9%	0.3%
Parts and service sales	54.0%	53.6%	0.4%
F&I, net	100.0%	100.0%	—%
Total gross margin	16.3%	16.0%	0.3%
Units sold:
Retail new vehicles sold	119,303	120,081	(778)	(0.6)%
Retail used vehicles sold	118,083	108,954	9,129	8.4%
Wholesale used vehicles sold	27,922	29,750	(1,828)	(6.1)%
Total used	146,005	138,704	7,301	5.3%
Average sales price per unit sold:
New vehicle retail	$39,630	$38,133	$1,497	3.9%
Used vehicle retail	$20,737	$20,692	$46	0.2%
Gross profit per unit sold:
New vehicle retail sales	$1,859	$1,865	$(6)	(0.3)%
Used vehicle retail sales	$1,341	$1,272	$69	5.4%
Used vehicle wholesale sales	$94	$128	$(34)	(26.9)%
Total used	$1,102	$1,027	$76	7.4%
F&I PRU	$1,789	$1,719	$71	4.1%
Other:
SG&A expenses	$1,055.6	$974.9	$80.8	8.3%
SG&A as % gross profit	72.1%	71.7%	0.4%

Year Ended December 31, 2019 compared to 2018
The following discussion of our U.S. operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenue
Total revenue in the U.S. during the year ended December 31, 2019 increased $461.0 million, or 5.3%, as compared to the same period in 2018. Total same store revenue in the U.S. during the year ended December 31, 2019 increased $469.1 million, or 5.5%, as compared to the same period in 2018. The increase in U.S. same store revenue was driven by growth in all of our revenue streams with the exception of used vehicle wholesale sales. New vehicle retail same store revenue increased 3.3% as a 0.6% decrease in unit sales was more than offset by a 3.9% increase in average sales price per unit. The average sales price increase was driven by an increase in overall industry prices and the continued mix shift in sales from cars to trucks. Same store new vehicle truck sales represented 68.0% of total same store new vehicle retail unit sales, as compared to 65.2% in the prior year. Used vehicle retail same store revenue increased 8.6% primarily due to an 8.4% increase in units as our Val-U-Line® initiative enabled us to move older , higher mileage units from wholesale to retail sales and a strong focus on pricing. Parts and service same store revenue increased 8.7% driven by a 10.3% increase in customer-pay revenue, a 10.5% increase in warranty, a 5.2% increase in wholesale parts and a 6.9% increase in collision revenue. The implementation of our four-day work week service schedule improved hiring and retention of our service technicians and advisors and increased capacity and efficiency in our service departments. Our four-day work week has been rolled out at 75 U.S. dealerships as of December 31, 2019 and has driven an increase in our technician count of approximately 320 professionals in the last twelve months, a 13% increase. F&I same store revenue increased 7.9% as a result of an increase in our retail unit sales, improvements in income per contract on vehicle service and finance contracts, as well as higher penetration rates on finance and other insurance product offerings.
Gross Profit
Total gross profit in the U.S. during the year ended December 31, 2019 increased $103.5 million, or 7.4%, as compared to the same period in 2018. Total same store gross profit in the U.S. during the year ended December 31, 2019 increased $104.6 million, or 7.7%, as compared to the same period in 2018. The increase in total same store gross profit was driven by increases in parts and service, F&I and used vehicle retail gross profit, partially offset by a decrease in new vehicle gross profit. New vehicle retail same store gross profit decreased 1.0% due to lower new vehicle unit sales as industry new vehicle sales have slowed. Used vehicle retail same store gross profit increased 14.3% as a result of an 8.4% increase in used vehicle retail unit sales and a 5.4% increase in used vehicle retail same store average gross profit PRU. The increased same store used vehicle retail PRU reflects our recently implemented big-data driven pricing strategies. Parts and service same store gross profit and F&I same store gross profit increased 9.5% and 7.9%, respectively, driven by the increase in revenue described above. Total same store gross margin increased 30 basis points as our higher margin businesses grew at a faster pace than our lower gross margin new vehicle business.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in the U.S. during the year ended December 31, 2019 increased $93.5 million, or 9.5%, as compared to the same period in 2018. Total same store SG&A expenses in the U.S. during the year ended December 31, 2019, increased $80.8 million, or 8.3%, as compared to the same period in 2018. Same store SG&A expenses in 2019 includes $17.8 million of net costs associated with hail storms and flooding from Tropical Storm Imelda in Texas; $0.7 million in net gains on real estate and dealership transactions; and $1.1 million in non-core legal expenses. Same store SG&A expenses in 2018 includes $6.4 million for costs associated with catastrophic events; $4.7 million in net gains on real estate transactions; and $1.3 million in non-core legal expenses. Total same store SG&A expenses as a % of gross profit increased 40 basis points, primarily explained by a $11.4 million increase in insurance costs driven by $11.9 million in deductible expenses associated with the building and vehicle deductibles related to the flooding from Tropical Storm Imelda in Texas and a $4.0 million decrease in net gains in real estate and dealership transactions.

Reported Operating Data - U.S.
(In millions, except unit and per unit amounts)

	For the Years Ended December 31,
	2018	2017	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$4,682.8	$4,768.9	$(86.0)	(1.8)%
Used vehicle retail sales	2,307.0	2,160.7	146.3	6.8%
Used vehicle wholesale sales	178.9	250.7	(71.8)	(28.6)%
Total used	2,485.9	2,411.4	74.5	3.1%
Parts and service sales	1,153.3	1,124.4	28.9	2.6%
F&I, net	401.3	376.0	25.3	6.7%
Total revenues	$8,723.3	$8,680.6	$42.7	0.5%
Gross profit:
New vehicle retail sales	$229.1	$244.3	$(15.2)	(6.2)%
Used vehicle retail sales	141.7	144.5	(2.8)	(2.0)%
Used vehicle wholesale sales	3.8	(2.4)	6.2	254.6%
Total used	145.5	142.1	3.4	2.4%
Parts and service sales	615.5	603.0	12.5	2.1%
F&I, net	401.3	376.0	25.3	6.7%
Total gross profit	$1,391.3	$1,365.3	$26.0	1.9%
Gross margin:
New vehicle retail sales	4.9%	5.1%	(0.2)%
Used vehicle retail sales	6.1%	6.7%	(0.5)%
Used vehicle wholesale sales	2.1%	(1.0)%	3.1%
Total used	5.9%	5.9%	—%
Parts and service sales	53.4%	53.6%	(0.3)%
F&I, net	100.0%	100.0%	—%
Total gross margin	15.9%	15.7%	0.2%
Units sold:
Retail new vehicles sold	122,873	127,141	(4,268)	(3.4)%
Retail used vehicles sold	111,806	101,170	10,636	10.5%
Wholesale used vehicles sold	30,625	37,662	(7,037)	(18.7)%
Total used	142,431	138,832	3,599	2.6%
Average sales price per unit sold:
New vehicle retail	$38,111	$37,508	$603	1.6%
Used vehicle retail	$20,634	$21,357	$(723)	(3.4)%
Gross profit per unit sold:
New vehicle retail sales	$1,864	$1,921	$(57)	(3.0)%
Used vehicle retail sales	$1,267	$1,429	$(161)	(11.3)%
Used vehicle wholesale sales	$122	$(64)	$187	290.6%
Total used	$1,021	$1,024	$(2)	(0.3)%
F&I PRU	$1,710	$1,647	$63	3.8%
Other:
SG&A expenses	$982.1	$984.0	$(1.9)	(0.2)%
SG&A as % gross profit	70.6%	72.1%	(1.5)%

Same Store Operating Data - U.S.
(In millions, except unit and per unit amounts)

	For the Years Ended December 31,
	2018	2017	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$4,577.5	$4,722.2	$(144.7)	(3.1)%
Used vehicle retail sales	2,255.4	2,141.3	114.1	5.3%
Used vehicle wholesale sales	174.0	247.9	(73.9)	(29.8)%
Total used	2,429.4	2,389.2	40.2	1.7%
Parts and service sales	1,137.8	1,113.6	24.2	2.2%
F&I, net	391.7	371.9	19.8	5.3%
Total revenues	$8,536.5	$8,596.9	$(60.4)	(0.7)%
Gross profit:
New vehicle retail sales	$223.3	$241.3	$(18.0)	(7.5)%
Used vehicle retail sales	138.6	143.3	(4.7)	(3.3)%
Used vehicle wholesale sales	3.7	(2.4)	6.2	255.4%
Total used	142.4	140.9	1.5	1.1%
Parts and service sales	606.4	597.2	9.2	1.5%
F&I, net	391.7	371.9	19.8	5.3%
Total gross profit	$1,363.8	$1,351.3	$12.5	0.9%
Gross margin:
New vehicle retail sales	4.9%	5.1%	(0.2)%
Used vehicle retail sales	6.1%	6.7%	(0.5)%
Used vehicle wholesale sales	2.2%	(1.0)%	3.1%
Total used	5.9%	5.9%	—%
Parts and service sales	53.3%	53.6%	(0.3)%
F&I, net	100.0%	100.0%	—%
Total gross margin	16.0%	15.7%	0.3%
Units sold:
Retail new vehicles sold	120,090	126,205	(6,115)	(4.8)%
Retail used vehicles sold	109,332	100,475	8,857	8.8%
Wholesale used vehicles sold	29,915	37,383	(7,468)	(20.0)%
Total used	139,247	137,858	1,389	1.0%
Average sales price per unit sold:
New vehicle retail	$38,118	$37,417	$701	1.9%
Used vehicle retail	$20,629	$21,312	$(683)	(3.2)%
Gross profit per unit sold:
New vehicle retail sales	$1,859	$1,912	$(53)	(2.8)%
Used vehicle retail sales	$1,268	$1,426	$(158)	(11.1)%
Used vehicle wholesale sales	$125	$(64)	$189	295.3%
Total used	$1,022	$1,022	$—	—%
F&I PRU	$1,707	$1,641	$67	4.0%
Other:
SG&A expenses	$979.5	$973.4	$6.1	0.6%
SG&A as % gross profit	71.8%	72.0%	(0.2)%

Year Ended December 31, 2018 compared to 2017
The following discussion of our U.S. operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenue
Total revenue in the U.S. during the year ended December 31, 2018 increased $42.7 million, or 0.5%, as compared to the same period in 2017. Total same store revenue in the U.S. during the year ended December 31, 2018 declined $60.4 million, or 0.7%, as compared to the same period in 2017. The decline in U.S. same store revenue was driven by declines in new vehicle retail and used vehicle wholesale revenues which were partially offset by increases in all other revenue streams. New vehicle retail same store revenue declined 3.1%, driven by a 4.8% decline in same store new vehicle retail unit sales. The decline in new vehicle unit sales was primarily driven by difficult prior year comparisons in our Houston and Beaumont markets, reflecting strong replacement demand during the tail end of 2017 following Hurricane Harvey. Further contributing to the decrease in same store U.S. new vehicle unit sales was an overall decline in new vehicle retail demand in the industry compared to 2017. Used vehicle retail same store revenue increased 5.3% driven by 8.8% increase in retail units, as a result of the launch of Val-U-Line® during the first quarter of 2018. The Val-U-Line® initiative enabled us to move older model, higher mileage units from wholesale to retail sales which resulted in a 29.8% decrease in same store used vehicle wholesale revenue. Our U.S. same store parts and service revenues increased 2.2% reflecting a 4.5% increase in customer-pay parts and service revenues and a 5.0% increase in wholesale parts revenues, partially offset by a 3.7% decline in warranty parts and service revenues, when compared to the same period in 2017. The growth in our customer-pay parts and service revenue in the U.S. was supported by continued implementation of numerous aftersales initiatives, including the roll out of a four-day work week service schedule that has increased capacity in a significant number of our service departments by allowing us to improve our recruiting and retention efforts with our service technicians and service advisor professionals. F&I same store revenue in the U.S. increased 5.3% as compared to the same period in 2017. In the fourth quarter of 2018, we reversed the remaining $1.1 million of the $6.6 million reserve that was estimated and recognized in the third quarter of 2017, in association with expected F&I product cancellations on vehicles sold by us and damaged by flooding from Hurricane Harvey. After adjusting for the impact of this reserve activity related to Hurricane Harvey in both periods, our U.S. total same store F&I revenue grew 3.2% primarily driven by an increase in same store retail unit sales and higher income per contract in our vehicle service contracts and retail finance fees.
Gross Profit
Total gross profit in the U.S. during the year ended December 31, 2018 increased $26.0 million, or 1.9%, as compared to the same period in 2017. Total same store gross profit in the U.S. during the year ended December 31, 2018 increased $12.5 million, or 0.9%, as compared to the same period in 2017. The increase in U.S. same store total gross profit was primarily driven by increases in F&I, parts and service and used vehicle wholesale gross profit, partially offset by decreases in new vehicle and used vehicle retail gross profit. New vehicle retail same store gross profit decreased 7.5%, as the 4.8% decline in unit sales was compounded by a 2.8% decrease in gross profit PRU. The decrease in gross profit PRU was primarily driven by the impact on 2017 of temporarily inflated new vehicle gross profit PRU due to replacement demand in the aftermath of Hurricane Harvey at the end of that year. In the U.S., same store used vehicle retail gross profit decreased by 3.3%, driven by a decline in same store used vehicle gross profit PRU of 11.1% partially offset by an increase in same store used vehicle retail unit sales of 8.8%. The decline in our U.S same store used vehicle gross profit PRU was primarily the result of the growth in our Val-U-Line® brand that focuses on moving more of our lower valued used vehicles to retail customers versus selling at auction. The improved wholesale profitability more than offset the deterioration in used vehicle retail gross profit. Parts and service and F&I same store gross profit increased 1.5% and 5.3%, respectively, driven by the increase in revenue described above.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in the U.S. during the year ended December 31, 2018 decreased $1.9 million, or 0.2%, as compared to the same period in 2017. Total same store SG&A expenses in the U.S. during the year ended December 31, 2018, increased $6.1 million, or 0.6%, as compared to the same period in 2017. Same store SG&A expenses in 2018 includes charges of $6.4 million primarily associated with hail storms and $1.3 million in legal costs that were partially offset by gains of $2.4 million related to real estate and dealership transactions. Items included in U.S. Same Store SG&A expenses for the comparable period of 2017 included $8.8 million in costs associated primarily with damages resulting from Hurricane Harvey and $0.8 million in losses on real estate and dealership transactions that was partially offset by a $1.1 million gain related to legal settlements. Our U.S. same store SG&A expenses as a percentage of gross profit for the year ended December 31, 2018, as compared to 2017, improved 20 basis points as a result of increases in F&I, parts and service and used vehicle wholesale gross profit as mentioned above.

Reported Operating Data - U.K.
(In millions, except unit and per unit amounts)

	For the Years Ended December 31,
	2019	2018	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,195.1	$1,217.1	$(22.1)	(1.8)%	$(58.3)	3.0%
Used vehicle retail sales	771.3	771.7	(0.4)	(0.1)%	(35.6)	4.6%
Used vehicle wholesale sales	162.3	173.8	(11.4)	(6.6)%	(7.4)	(2.3)%
Total used	933.7	945.5	(11.8)	(1.3)%	(43.1)	3.3%
Parts and service sales	227.9	217.6	10.3	4.8%	(10.4)	9.6%
F&I, net	57.0	57.2	(0.2)	(0.3)%	(2.4)	3.9%
Total revenues	$2,413.7	$2,437.4	$(23.7)	(1.0)%	$(114.2)	3.7%
Gross profit:
New vehicle retail sales	$54.2	$63.6	$(9.4)	(14.7)%	$(2.2)	(11.3)%
Used vehicle retail sales	33.7	38.9	(5.2)	(13.3)%	(1.6)	(9.1)%
Used vehicle wholesale sales	(2.7)	(2.7)	—	(0.3)%	0.1	(2.8)%
Total used	31.0	36.2	(5.2)	(14.3)%	(1.6)	(10.0)%
Parts and service sales	125.4	123.0	2.5	2.0%	(5.7)	6.7%
F&I, net	57.0	57.2	(0.2)	(0.3)%	(2.4)	3.9%
Total gross profit	$267.7	$279.9	$(12.2)	(4.4)%	$(11.9)	(0.1)%
Gross margin:
New vehicle retail sales	4.5%	5.2%	(0.7)%
Used vehicle retail sales	4.4%	5.0%	(0.7)%
Used vehicle wholesale sales	(1.7)%	(1.6)%	(0.1)%
Total used	3.3%	3.8%	(0.5)%
Parts and service sales	55.0%	56.5%	(1.5)%
F&I, net	100.0%	100.0%	—%
Total gross margin	11.1%	11.5%	(0.4)%
Units sold:
Retail new vehicles sold	37,565	38,716	(1,151)	(3.0)%
Retail used vehicles sold	33,121	31,966	1,155	3.6%
Wholesale used vehicles sold	20,694	21,666	(972)	(4.5)%
Total used	53,815	53,632	183	0.3%
Average sales price per unit sold:
New vehicle retail	$31,814	$31,438	$376	1.2%	$(1,551)	6.1%
Used vehicle retail	$23,288	$24,142	$(854)	(3.5)%	$(1,075)	0.9%
Gross profit per unit sold:
New vehicle retail sales	$1,443	$1,642	$(199)	(12.1)%	$(57)	(8.6)%
Used vehicle retail sales	$1,018	$1,217	$(199)	(16.3)%	$(49)	(12.3)%
Used vehicle wholesale sales	$(131)	$(125)	$(6)	(5.0)%	$3	(7.7)%
Total used	$576	$675	$(99)	(14.6)%	$(29)	(10.3)%
F&I PRU	$806	$809	$(2)	(0.3)%	$(34)	3.9%
Other:
SG&A expenses	$236.9	$240.4	$(3.6)	(1.5)%	$(10.7)	3.0%
SG&A as % gross profit	88.5%	85.9%	2.6%

Same Store Operating Data - U.K.
(In millions, except unit and per unit amounts)

	For the Years Ended December 31,
	2019	2018	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,111.2	$1,160.3	$(49.1)	(4.2)%	$(54.1)	0.4%
Used vehicle retail sales	714.9	745.0	(30.1)	(4.0)%	(33.1)	0.4%
Used vehicle wholesale sales	152.5	168.0	(15.5)	(9.2)%	(7.1)	(5.0)%
Total used	867.4	913.0	(45.6)	(5.0)%	(40.2)	(0.6)%
Parts and service sales	203.2	201.3	1.9	1.0%	(9.3)	5.6%
F&I, net	53.0	55.0	(2.0)	(3.7)%	(2.2)	0.4%
Total revenues	$2,234.8	$2,329.6	$(94.8)	(4.1)%	$(105.8)	0.5%
Gross profit:
New vehicle retail sales	$51.0	$61.6	$(10.6)	(17.2)%	$(2.0)	(13.9)%
Used vehicle retail sales	30.8	37.7	(7.0)	(18.4)%	(1.5)	(14.5)%
Used vehicle wholesale sales	(2.3)	(2.1)	(0.2)	(10.8)%	0.1	(13.8)%
Total used	28.4	35.6	(7.2)	(20.2)%	(1.4)	(16.2)%
Parts and service sales	112.2	114.8	(2.6)	(2.3)%	(5.2)	2.2%
F&I, net	53.0	55.0	(2.0)	(3.7)%	(2.2)	0.4%
Total gross profit	$244.6	$267.0	$(22.4)	(8.4)%	$(10.8)	(4.3)%
Gross margin:
New vehicle retail sales	4.6%	5.3%	(0.7)%
Used vehicle retail sales	4.3%	5.1%	(0.8)%
Used vehicle wholesale sales	(1.5)%	(1.3)%	(0.3)%
Total used	3.3%	3.9%	(0.6)%
Parts and service sales	55.2%	57.0%	(1.8)%
F&I, net	100.0%	100.0%	—%
Total gross margin	10.9%	11.5%	(0.5)%
Units sold:
Retail new vehicles sold	34,645	35,951	(1,306)	(3.6)%
Retail used vehicles sold	30,320	30,620	(300)	(1.0)%
Wholesale used vehicles sold	19,209	20,887	(1,678)	(8.0)%
Total used	49,529	51,507	(1,978)	(3.8)%
Average sales price per unit sold:
New vehicle retail	$32,075	$32,275	$(201)	(0.6)%	$(1,561)	4.2%
Used vehicle retail	$23,579	$24,331	$(752)	(3.1)%	$(1,093)	1.4%
Gross profit per unit sold:
New vehicle retail sales	$1,471	$1,712	$(241)	(14.1)%	$(58)	(10.7)%
Used vehicle retail sales	$1,015	$1,232	$(217)	(17.6)%	$(49)	(13.7)%
Used vehicle wholesale sales	$(122)	$(101)	$(21)	(20.5)%	$3	(23.7)%
Total used	$574	$692	$(118)	(17.0)%	$(29)	(12.8)%
F&I PRU	$816	$827	$(11)	(1.3)%	$(34)	2.8%
Other:
SG&A expenses	$213.0	$225.7	$(12.7)	(5.6)%	$(9.6)	(1.4)%
SG&A as % gross profit	87.1%	84.5%	2.6%

Year Ended December 31, 2019 compared to 2018
The following discussion of our U.K. operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenue
Total revenue in the U.K. during the year ended December 31, 2019 decreased $23.7 million, or 1.0%, as compared to the same period in 2018. Total same store revenue in the U.K. during the year ended December 31, 2019 decreased $94.8 million, or 4.1%, as compared to the same period in 2018. On a constant currency basis, total same store revenue increased 0.5% driven by a 5.6% increase in parts and service revenues. The market conditions in the U.K. remain challenging due to continued uncertainty related to Brexit and supply constraints surrounding the real-driving emissions (“RDE”) legislation enacted across the EU in September 2019. New vehicle retail same store revenue on a constant currency basis increased 0.4%, as a 3.6% decrease in new vehicle retail same store unit sales was fully offset by a 4.2% increase in new vehicle retail same store average sales price per unit sold. Used vehicle retail same store revenue on a constant currency basis remained relatively flat, as a 1.4% increase in used vehicle retail same store average sales price per unit sold was mostly offset by a 1.0% decrease in used vehicle retail same store unit sales. Parts and service same store revenue increased 5.6% on a constant currency basis driven by increases of 9.3% in customer-pay, 5.0% in warranty and 4.9% in wholesale parts, partially offset by a decrease of 16.3% in collision revenue. The increases in customer-pay and warranty revenue are a result of our efforts to increase our technician headcount through improved hiring methods and improved pay plans. F&I same store revenue on a constant currency basis increased 0.4% driven by increased penetration rates on finance fees and other insurance product offerings, as well as increased income per contract on vehicle service contracts.
Gross Profit
Total gross profit in the U.K. during the year ended December 31, 2019 decreased $12.2 million, or 4.4%, as compared to the same period in 2018. Total same store gross profit in the U.K. during the year ended December 31, 2019 decreased $22.4 million, or 8.4%, as compared to the same period in 2018. On a constant currency basis, total same store gross profit decreased 4.3% as a result of a decline in new and used gross profit, partially offset by an increase in parts and service and F&I gross profit. New vehicle retail same store gross profit on a constant currency basis decreased 13.9% driven by a 10.7% decrease in new vehicle retail same store average gross profit per unit sold, coupled with the decline in retail units discussed above. Used vehicle retail same store gross profit on a constant currency basis decreased 14.5% on a 1.0% decrease in used vehicle retail same store unit sales and a 13.7% decrease in used vehicle retail same store average gross profit per unit sold. The gross profit pressures on new and used vehicles are a result of continued economic pressure due to uncertainty around Brexit. In addition, used vehicle retail gross profit in 2018 was impacted by above average used vehicle values caused by the WLTP related new vehicle shortages. Parts and service same store gross profit on a constant currency basis increased 2.2% as a result of a 5.6% increase in revenue discussed above, partially offset by an increase in technician costs as a result of hiring initiatives discussed above. F&I same store gross profit on a constant currency basis increased 0.4% as discussed above.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in the U.K. during the year ended December 31, 2019 decreased $3.6 million, or 1.5%, as compared to the same period in 2018. Total same store SG&A expenses in the U.K. during the year ended December 31, 2019, decreased $12.7 million, or 5.6%, as compared to the same period in 2018. On a constant currency basis, total same store SG&A expenses decreased 1.4% driven by reductions in personnel and advertising costs resulting from the implementation and execution of cost reduction plans which enabled us to partially offset the decline in gross profit. The decline in personnel and advertising costs were partially offset by increased rent and facility costs.

Reported Operating Data - U.K.
(In millions, except unit and per unit amounts)

	For the Years Ended December 31,
	2018	2017	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,217.1	$1,092.6	$124.5	11.4%	$44.7	7.3%
Used vehicle retail sales	771.7	546.3	225.5	41.3%	25.9	36.5%
Used vehicle wholesale sales	173.8	136.8	36.9	27.0%	6.1	22.6%
Total used	945.5	683.1	262.4	38.4%	31.9	33.7%
Parts and service sales	217.6	165.8	51.8	31.3%	7.2	26.9%
F&I, net	57.2	44.5	12.6	28.4%	1.6	24.7%
Total revenues	$2,437.4	$1,986.0	$451.4	22.7%	$85.4	18.4%
Gross profit:
New vehicle retail sales	$63.6	$60.6	$3.0	4.9%	$2.0	1.6%
Used vehicle retail sales	38.9	26.3	12.6	48.0%	1.4	42.9%
Used vehicle wholesale sales	(2.7)	(1.2)	(1.5)	(130.5)%	—	(127.1)%
Total used	36.2	25.1	11.1	44.2%	1.3	38.9%
Parts and service sales	123.0	95.0	27.9	29.4%	4.1	25.1%
F&I, net	57.2	44.5	12.6	28.4%	1.6	24.7%
Total gross profit	$279.9	$225.3	$54.6	24.3%	$9.0	20.3%
Gross margin:
New vehicle retail sales	5.2%	5.5%	(0.3)%
Used vehicle retail sales	5.0%	4.8%	0.2%
Used vehicle wholesale sales	(1.6)%	(0.9)%	(0.7)%
Total used	3.8%	3.7%	0.2%
Parts and service sales	56.5%	57.3%	(0.8)%
F&I, net	100.0%	100.0%	—%
Total gross margin	11.5%	11.3%	0.1%
Units sold:
Retail new vehicles sold	38,716	36,571	2,145	5.9%
Retail used vehicles sold	31,966	24,623	7,343	29.8%
Wholesale used vehicles sold	21,666	18,334	3,332	18.2%
Total used	53,632	42,957	10,675	24.9%
Average sales price per unit sold:
New vehicle retail	$31,438	$29,876	$1,561	5.2%	$1,154	1.4%
Used vehicle retail	$24,142	$22,185	$1,957	8.8%	$810	5.2%
Gross profit per unit sold:
New vehicle retail sales	$1,642	$1,657	$(14)	(0.9)%	$52	(4.0)%
Used vehicle retail sales	$1,217	$1,067	$150	14.1%	$43	10.0%
Used vehicle wholesale sales	$(125)	$(64)	$(61)	(95.3)%	$(2)	(92.2)%
Total used	$675	$584	$90	15.6%	$25	11.3%
F&I PRU	$809	$728	$81	11.1%	$23	8.0%
Other:
SG&A expenses	$240.4	$191.6	$48.8	25.5%	$7.8	21.4%
SG&A as % gross profit	85.9%	85.0%	0.9%

Same Store Operating Data - U.K.
(In millions, except unit and per unit amounts)

	For the Years Ended December 31,
	2018	2017	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$978.9	$1,073.1	$(94.3)	(8.8)%	$33.8	(11.9)%
Used vehicle retail sales	612.3	532.5	79.8	15.0%	19.3	11.4%
Used vehicle wholesale sales	144.3	133.5	10.8	8.1%	4.7	4.6%
Total used	756.6	666.0	90.7	13.6%	24.0	10.0%
Parts and service sales	177.1	161.7	15.4	9.5%	5.5	6.1%
F&I, net	45.8	43.6	2.2	5.1%	1.2	2.2%
Total revenues	$1,958.4	$1,944.4	$14.0	0.7%	$64.5	(2.6)%
Gross profit:
New vehicle retail sales	$54.6	$59.8	$(5.2)	(8.7)%	$1.6	(11.4)%
Used vehicle retail sales	30.4	26.1	4.3	16.6%	1.0	12.6%
Used vehicle wholesale sales	(1.9)	(1.1)	(0.9)	(78.8)%	—	(75.7)%
Total used	28.4	25.0	3.5	13.8%	1.0	9.9%
Parts and service sales	99.4	92.8	6.5	7.0%	3.1	3.7%
F&I, net	45.8	43.6	2.2	5.1%	1.2	2.2%
Total gross profit	$228.2	$221.2	$7.0	3.2%	$6.9	—%
Gross margin:
New vehicle retail sales	5.6%	5.6%	—%
Used vehicle retail sales	5.0%	4.9%	0.1%
Used vehicle wholesale sales	(1.3)%	(0.8)%	(0.5)%
Total used	3.8%	3.8%	—%
Parts and service sales	56.1%	57.4%	(1.3)%
F&I, net	100.0%	100.0%	—%
Total gross margin	11.7%	11.4%	0.3%
Units sold:
Retail new vehicles sold	31,777	35,751	(3,974)	(11.1)%
Retail used vehicles sold	25,090	23,940	1,150	4.8%
Wholesale used vehicles sold	17,883	17,871	12	0.1%
Total used	42,973	41,811	1,162	2.8%
Average sales price per unit sold:
New vehicle retail	$30,804	$30,017	$787	2.6%	$1,065	(0.9)%
Used vehicle retail	$24,404	$22,242	$2,163	9.7%	$768	6.3%
Gross profit per unit sold:
New vehicle retail sales	$1,718	$1,673	$45	2.7%	$51	(0.3)%
Used vehicle retail sales	$1,211	$1,089	$122	11.2%	$41	7.5%
Used vehicle wholesale sales	$(109)	$(61)	$(48)	(78.7)%	$(2)	(75.6)%
Total used	$662	$598	$64	10.7%	$23	6.9%
F&I PRU	$805	$730	$75	10.3%	$22	7.3%
Other:
SG&A expenses	$196.9	$186.2	$10.7	5.8%	$5.9	2.6%
SG&A as % gross profit	86.3%	84.1%	2.1%

Year Ended December 31, 2018 compared to 2017
The following discussion of our U.K. operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenue
Total revenue in the U.K. for the year ended December 31, 2018 increased $451.4 million, or 22.7%, as compared to the same period in 2017. Total same store revenue in the U.K. for the year ended December 31, 2018 increased $13.9 million, or 0.7%, as compared to the same period in 2017. On a constant currency basis, total same store revenue decreased 2.6% as a result of a decline in new vehicle revenue, partially offset by increases in used vehicle, parts and service and F&I revenues. The market conditions in the U.K. were challenging, primarily due to supply constraints and lingering uncertainties surrounding Brexit. New vehicle retail same store revenue on a constant currency basis decreased 11.9%, primarily explained by an 11.1% decline in new vehicle retail same store unit sales coupled with a 0.9% decrease in new vehicle retail same store average sales price per unit sold. The decline in units was driven by uncertainty around Brexit and supply constraints stemming from delays by various OEM partners in passing the new WLTP emissions standards that became effective on September 1, 2018. Used vehicle retail same store revenue on a constant currency basis increased 11.4%, driven by a 6.3% increase in used vehicle retail same store average sales price per unit sold coupled with a 4.8% increase in used vehicle retail same store unit sales, reflecting strong performance by our operating team that focused on growing the used vehicle portion of our business as an offset to the decline in new vehicle unit sales. Parts and service same store revenue increased 6.1% on a constant currency basis driven by increases of 6.0% in customer-pay, 10.0% in warranty and 10.5% in wholesale parts, partially offset by a decrease of 7.0% in collision revenue. The increases in customer-pay and warranty revenue are a result of our efforts to expand capacity in several of our service departments. The improvement in warranty was also driven by an increase in several recall campaigns. The increase in wholesale parts revenue was primarily the result of initiatives executed to enhance our sales processes and increase productivity. F&I same store revenue on a constant currency basis increased 2.2%, reflecting improvements in our income per contract and penetration rates for most of our U.K. product offerings.
Gross Profit
Total gross profit in the U.K. for the year ended December 31, 2018 increased $54.6 million, or 24.3%, as compared to the same period in 2017. Total same store gross profit in the U.K. for the year ended December 31, 2018 increased $7.0 million, or 3.2%, as compared to the same period in 2017. On a constant currency basis, total same store gross profit was flat as increases in used vehicle, parts and service and F&I gross profit were offset by a decline in new vehicle gross profit. New vehicle retail same store gross profit on a constant currency basis decreased 11.4% driven by the decline in retail units discussed above, coupled with a 0.3% decrease in new vehicle retail same store average gross profit per unit sold. Used vehicle retail same store gross profit on a constant currency basis increased 12.6% on a 7.5% increase in used vehicle retail same store average gross profit per unit sold and a 4.8% increase in used vehicle retail same store unit sales. The increase in used vehicle retail same store unit sales was the result of heightened used vehicle demand reflecting supply constraints on many new vehicle models as a result of the WLTP legislation, as well as a strong performance by our operating team. Parts and service same store gross profit on a constant currency basis increased 3.7% as a result of a 6.1% increase in revenue discussed above. F&I same store gross profit on a constant currency basis increased 2.2% as discussed above.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in the U.K. for the year ended December 31, 2018 increased $48.8 million, or 25.5%, as compared to the same period in 2017. Total same store SG&A expenses in the U.K. for the year ended December 31, 2018, increased $10.7 million, or 5.8%, as compared to the same period in 2017. On a constant currency basis, total same store SG&A expenses increased 2.6%. This increase was driven by higher rent and facility costs primarily related to septennial property rate adjustments that occurred in 2017, as well as additional rental costs associated with new and/or improved dealership facilities.

Reported Operating Data - Brazil
(In millions, except unit and per unit amounts)

	For the Years Ended December 31,
	2019	2018	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$286.8	$281.4	$5.4	1.9%	$(24.0)	10.5%
Used vehicle retail sales	85.4	87.4	(2.0)	(2.2)%	(7.4)	6.3%
Used vehicle wholesale sales	18.3	16.9	1.5	8.7%	(1.3)	16.4%
Total used	103.7	104.2	(0.5)	(0.5)%	(8.7)	7.9%
Parts and service sales	47.6	46.0	1.6	3.5%	(3.9)	11.9%
F&I, net	7.6	9.0	(1.4)	(15.3)%	(0.5)	(9.2)%
Total revenues	$445.9	$440.7	$5.2	1.2%	$(37.2)	9.6%
Gross profit:
New vehicle retail sales	$17.8	$18.2	$(0.5)	(2.6)%	$(1.4)	4.8%
Used vehicle retail sales	5.9	5.3	0.6	10.8%	(0.5)	20.2%
Used vehicle wholesale sales	1.2	0.6	0.6	86.5%	(0.1)	100.7%
Total used	7.1	6.0	1.1	19.0%	(0.6)	28.9%
Parts and service sales	21.0	20.7	0.4	1.9%	(1.7)	10.2%
F&I, net	7.6	9.0	(1.4)	(15.3)%	(0.5)	(9.2)%
Total gross profit	$53.5	$53.9	$(0.3)	(0.6)%	$(4.2)	7.2%
Gross margin:
New vehicle retail sales	6.2%	6.5%	(0.3)%
Used vehicle retail sales	6.9%	6.1%	0.8%
Used vehicle wholesale sales	6.6%	3.8%	2.8%
Total used	6.8%	5.7%	1.1%
Parts and service sales	44.2%	44.9%	(0.7)%
F&I, net	100.0%	100.0%	—%
Total gross margin	12.0%	12.2%	(0.2)%
Units sold:
Retail new vehicles sold	9,475	8,928	547	6.1%
Retail used vehicles sold	4,412	4,227	185	4.4%
Wholesale used vehicles sold	1,934	1,596	338	21.2%
Total used	6,346	5,823	523	9.0%
Average sales price per unit sold:
New vehicle retail	$30,274	$31,521	$(1,246)	(4.0)%	$(2,536)	4.1%
Used vehicle retail	$19,356	$20,665	$(1,309)	(6.3)%	$(1,684)	1.8%
Gross profit per unit sold:
New vehicle retail sales	$1,874	$2,042	$(168)	(8.2)%	$(143)	(1.3)%
Used vehicle retail sales	$1,336	$1,259	$77	6.1%	$(113)	15.1%
Used vehicle wholesale sales	$625	$406	$219	53.9%	$(48)	65.6%
Total used	$1,120	$1,025	$94	9.2%	$(93)	18.3%
F&I PRU	$551	$686	$(136)	(19.7)%	$(40)	(14.0)%
Other:
SG&A expenses	$46.0	$50.6	$(4.6)	(9.1)%	$(3.2)	(2.8)%
SG&A as % gross profit	85.8%	93.9%	(8.1)%

Same Store Operating Data - Brazil
(In millions, except unit and per unit amounts)

	For the Years Ended December 31,
	2019	2018	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$270.6	$277.4	$(6.8)	(2.5)%	$(23.2)	5.9%
Used vehicle retail sales	81.7	81.2	0.5	0.6%	(7.6)	10.0%
Used vehicle wholesale sales	17.8	14.2	3.6	25.4%	(1.4)	35.7%
Total used	99.5	95.4	4.1	4.3%	(9.1)	13.8%
Parts and service sales	46.1	45.6	0.5	1.1%	(3.8)	9.4%
F&I, net	7.0	8.9	(1.9)	(21.3)%	(0.5)	(15.5)%
Total revenues	$423.2	$427.3	$(4.1)	(1.0)%	$(36.6)	7.6%
Gross profit:
New vehicle retail sales	$16.9	$18.1	$(1.2)	(6.6)%	$(1.3)	0.6%
Used vehicle retail sales	5.5	5.1	0.4	7.5%	(0.5)	17.0%
Used vehicle wholesale sales	1.2	0.6	0.7	117.2%	(0.1)	135.8%
Total used	6.7	5.7	1.0	18.3%	(0.6)	28.7%
Parts and service sales	20.4	20.4	—	(0.2)%	(1.7)	8.2%
F&I, net	7.0	8.9	(1.9)	(21.3)%	(0.5)	(15.5)%
Total gross profit	$51.1	$53.2	$(2.1)	(3.9)%	$(4.1)	3.8%
Gross margin:
New vehicle retail sales	6.3%	6.5%	(0.3)%
Used vehicle retail sales	6.7%	6.3%	0.4%
Used vehicle wholesale sales	6.8%	3.9%	2.9%
Total used	6.7%	5.9%	0.8%
Parts and service sales	44.3%	44.9%	(0.6)%
F&I, net	100.0%	100.0%	—%
Total gross margin	12.1%	12.4%	(0.4)%
Units sold:
Retail new vehicles sold	8,792	8,818	(26)	(0.3)%
Retail used vehicles sold	4,159	4,095	64	1.6%
Wholesale used vehicles sold	1,801	1,498	303	20.2%
Total used	5,960	5,593	367	6.6%
Average sales price per unit sold:
New vehicle retail	$30,775	$31,460	$(685)	(2.2)%	$(2,640)	6.2%
Used vehicle retail	$19,653	$19,836	$(183)	(0.9)%	$(1,830)	8.3%
Gross profit per unit sold:
New vehicle retail sales	$1,925	$2,055	$(130)	(6.3)%	$(149)	0.9%
Used vehicle retail sales	$1,321	$1,249	$73	5.8%	$(117)	15.2%
Used vehicle wholesale sales	$673	$373	$301	80.7%	$(58)	96.1%
Total used	$1,126	$1,014	$112	11.0%	$(99)	20.8%
F&I PRU	$544	$693	$(149)	(21.5)%	$(40)	(15.7)%
Other:
SG&A expenses	$44.1	$48.5	$(4.4)	(9.0)%	$(3.2)	(2.4)%
SG&A as % gross profit	86.3%	91.1%	(4.8)%

Year Ended December 31, 2019 compared to 2018
The following discussion of our Brazil operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenue
Total revenue in Brazil during the year ended December 31, 2019 increased $5.2 million, or 1.2%, as compared to the same period in 2018. Total same store revenue in Brazil during the year ended December 31, 2019 decreased $4.1 million, or 1.0%, as compared to the same period in 2018. On a constant currency basis, total same store revenue increased 7.6% with increases in all but F&I revenue lines. New vehicle retail same store revenue on a constant currency basis increased 5.9%, as a 6.2% increase in new vehicle retail same store average sales price per unit sold more than offset a 0.3% decrease in new vehicle retail same store unit sales. The increase in average sales price was driven by a change in brand mix as our higher priced luxury brands outpaced the growth in our lower priced import brands. Used vehicle retail same store revenue on a constant currency basis increased 10.0%, driven by a 8.3% increase in used vehicle retail same store average sales price per unit sold and a 1.6% increase in used vehicle retail same store unit sales. The increase was driven by a recently implemented centralized used vehicle purchasing and pricing model which has improved our acquisition of used vehicle inventory and increased the profitability of our used vehicle business. Parts and service same store revenue on a constant currency basis increased 9.4% as a 12.8% increase in customer-pay business was partially offset by a 6.8% decrease in warranty business. The increase in customer-pay reflects management initiatives to enhance the effectiveness of our service sales process and improve efficiency of our parts and service operations. F&I same store revenue on a constant currency basis decreased 15.5% primarily as a result of a decline in fleet business.
Gross Profit
Total gross profit in Brazil during the year ended December 31, 2019 decreased $0.3 million, or 0.6%, as compared to the same period in 2018. Total same store gross profit in Brazil during the year ended December 31, 2019 decreased $2.1 million, or 3.9%, as compared to the same period in 2018. On a constant currency basis total same store gross profit increased 3.8% as growth in new vehicles, used vehicles and parts and service was partially offset by a decrease in F&I. New vehicle retail same store gross profit on a constant currency basis increased 0.6%, as a 0.9% increase in new vehicle retail same store average gross profit per unit sold was partially offset by a 0.3% decrease in new vehicle retail same store units sold. Used vehicle retail same store gross profit on a constant currency basis increased 17.0% on a 15.2% increase in used vehicle retail same store average gross profit per unit sold and a 1.6% increase in used vehicle retail same store unit sales. This increase was driven by a recently implemented centralized used vehicle purchasing and pricing model which has improved our acquisition of used vehicle inventory and increased the profitability of our used vehicle business. Parts and service same store gross profit increased 8.2% on a constant currency basis, driven by the 9.4% increase in parts and service revenue as discussed above. F&I same store gross profit on a constant currency basis decreased 15.5% driven by the decrease in revenue described above.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in Brazil during the year ended December 31, 2019, decreased $4.6 million, or 9.1%, as compared to the same period in 2018. Total same store SG&A expenses in Brazil during the year ended December 31, 2019, decreased $4.4 million, or 9.0%, as compared to the same period in 2018. On a constant currency basis, total same store SG&A expenses decreased 2.4% while total gross profit increased 3.8%, resulting in a 480 basis points decrease in total SG&A expenses as a % of gross profit. The decrease in SG&A expenses was a result of cost control initiatives implemented by the management team and lower legal expenses. SG&A expenses in 2018 included $2.9 million related to accruals for certain legal items not recurring in 2019.

Reported Operating Data - Brazil
(In millions, except unit and per unit amounts)

	For the Years Ended December 31,
	2018	2017	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$281.4	$296.1	$(14.6)	(4.9)%	$(39.8)	8.5%
Used vehicle retail sales	87.4	92.0	(4.7)	(5.1)%	(11.9)	7.9%
Used vehicle wholesale sales	16.9	12.7	4.2	33.4%	(2.6)	53.9%
Total used	104.2	104.7	(0.4)	(0.4)%	(14.5)	13.4%
Parts and service sales	46.0	47.9	(1.9)	(3.9)%	(6.5)	9.7%
F&I, net	9.0	8.5	0.5	5.9%	(1.4)	22.0%
Total revenues	$440.7	$457.2	$(16.4)	(3.6)%	$(62.2)	10.0%
Gross profit:
New vehicle retail sales	$18.2	$17.1	$1.1	6.4%	$(2.7)	22.4%
Used vehicle retail sales	5.3	6.8	(1.4)	(21.2)%	(0.7)	(10.4)%
Used vehicle wholesale sales	0.6	0.9	(0.2)	(24.5)%	(0.1)	(13.0)%
Total used	6.0	7.6	(1.6)	(21.5)%	(0.8)	(10.7)%
Parts and service sales	20.7	21.7	(1.0)	(4.7)%	(2.9)	8.7%
F&I, net	9.0	8.5	0.5	5.9%	(1.4)	22.0%
Total gross profit	$53.9	$54.9	$(1.1)	(1.9)%	$(7.8)	12.3%
Gross margin:
New vehicle retail sales	6.5%	5.8%	0.7%
Used vehicle retail sales	6.1%	7.3%	(1.2)%
Used vehicle wholesale sales	3.8%	6.8%	(2.9)%
Total used	5.7%	7.3%	(1.5)%
Parts and service sales	44.9%	45.2%	(0.4)%
F&I, net	100.0%	100.0%	—%
Total gross margin	12.2%	12.0%	0.2%
Units sold:
Retail new vehicles sold	8,928	8,488	440	5.2%
Retail used vehicles sold	4,227	4,140	87	2.1%
Wholesale used vehicles sold	1,596	1,148	448	39.0%
Total used	5,823	5,288	535	10.1%
Average sales price per unit sold:
New vehicle retail	$31,521	$34,879	$(3,359)	(9.6)%	$(4,463)	3.2%
Used vehicle retail	$20,665	$22,227	$(1,562)	(7.0)%	$(2,814)	5.6%
Gross profit per unit sold:
New vehicle retail sales	$2,042	$2,019	$23	1.1%	$(307)	16.3%
Used vehicle retail sales	$1,259	$1,631	$(371)	(22.8)%	$(171)	(12.3)%
Used vehicle wholesale sales	$406	$747	$(341)	(45.6)%	$(61)	(37.4)%
Total used	$1,025	$1,439	$(413)	(28.8)%	$(141)	(18.9)%
F&I PRU	$686	$675	$11	1.6%	$(104)	17.1%
Other:
SG&A expenses	$50.6	$50.7	$(0.1)	(0.1)%	$(7.7)	15.0%
SG&A as % gross profit	93.9%	92.2%	1.7%

Same Store Operating Data - Brazil
(In millions, except unit and per unit amounts)

	For the Years Ended December 31,
	2018	2017	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$267.3	$293.8	$(26.6)	(9.0)%	$(37.0)	3.6%
Used vehicle retail sales	85.0	90.2	(5.2)	(5.8)%	(11.4)	6.9%
Used vehicle wholesale sales	16.4	12.6	3.8	30.1%	(2.5)	49.8%
Total used	101.4	102.8	(1.4)	(1.4)%	(13.9)	12.2%
Parts and service sales	44.6	47.2	(2.6)	(5.6)%	(6.2)	7.5%
F&I, net	8.6	8.3	0.3	4.2%	(1.3)	19.7%
Total revenues	$421.9	$452.2	$(30.3)	(6.7)%	$(58.4)	6.2%
Gross profit:
New vehicle retail sales	$17.5	$17.0	$0.5	2.8%	$(2.6)	18.0%
Used vehicle retail sales	5.3	6.7	(1.5)	(21.7)%	(0.7)	(11.1)%
Used vehicle wholesale sales	0.6	0.9	(0.2)	(26.5)%	(0.1)	(15.6)%
Total used	5.9	7.6	(1.7)	(22.2)%	(0.8)	(11.6)%
Parts and service sales	19.8	21.6	(1.7)	(8.1)%	(2.7)	4.6%
F&I, net	8.6	8.3	0.3	4.2%	(1.3)	19.7%
Total gross profit	$51.9	$54.5	$(2.6)	(4.8)%	$(7.4)	8.9%
Gross margin:
New vehicle retail sales	6.6%	5.8%	0.8%
Used vehicle retail sales	6.2%	7.4%	(1.3)%
Used vehicle wholesale sales	3.8%	6.8%	(3.0)%
Total used	5.8%	7.4%	(1.6)%
Parts and service sales	44.5%	45.7%	(1.2)%
F&I, net	100.0%	100.0%	—%
Total gross margin	12.3%	12.0%	0.2%
Units sold:
Retail new vehicles sold	8,369	8,390	(21)	(0.3)%
Retail used vehicles sold	4,098	4,094	4	0.1%
Wholesale used vehicles sold	1,487	1,038	449	43.3%
Total used	5,585	5,132	453	8.8%
Average sales price per unit sold:
New vehicle retail	$31,935	$35,020	$(3,086)	(8.8)%	$(4,424)	3.8%
Used vehicle retail	$20,738	$22,035	$(1,297)	(5.9)%	$(2,791)	6.8%
Gross profit per unit sold:
New vehicle retail sales	$2,093	$2,031	$62	3.0%	$(311)	18.3%
Used vehicle retail sales	$1,282	$1,638	$(356)	(21.7)%	$(172)	(11.2)%
Used vehicle wholesale sales	$424	$826	$(402)	(48.7)%	$(63)	(41.1)%
Total used	$1,053	$1,474	$(421)	(28.6)%	$(144)	(18.8)%
F&I PRU	$692	$664	$29	4.2%	$(103)	19.9%
Other:
SG&A expenses	$48.1	$49.6	$(1.5)	(3.1)%	$(7.2)	11.3%
SG&A as % gross profit	92.6%	91.0%	1.6%

Year Ended December 31, 2018 compared to 2017
The following discussion of our Brazil operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenue
Total revenue in Brazil for the year ended December 31, 2018 decreased $16.4 million, or 3.6%, as compared to the same period in 2017. Total same store revenue in Brazil for the year ended December 31, 2018 decreased $30.3 million, or 6.7%, as compared to the same period in 2017. On a constant currency basis, total same store revenue increased 6.2% with increases in all revenue lines. New vehicle retail same store revenue on a constant currency basis increased 3.6%, as a 3.8% increase in new vehicle retail same store average sales price per unit sold more than offset a 0.3% decrease in new vehicle retail same store unit sales. Used vehicle retail same store revenue on a constant currency basis increased 6.9%, driven by a 6.8% increase in used vehicle retail same store average sales price per unit sold and a 0.1% increase in used vehicle retail same store unit sales. These increases reflect improved market conditions, inventory management initiatives, and ongoing process improvements. Parts and service same store revenue on a constant currency basis increased 7.5% as a 9.8% increase in customer-pay business and a 12.5% increase in warranty business was partially offset by an 7.5% decrease in collision business. F&I same store revenue on a constant currency basis increased 19.7% primarily as a result of an increase in commissions on fleet sales for our BMW, Honda, and Toyota brands and improvements in our income per contract and penetration rates on our retail finance fees.
Gross Profit
Total gross profit in Brazil for the year ended December 31, 2018 decreased $1.1 million, or 1.9%, as compared to the same period in 2017. Total same store gross profit in Brazil for the year ended December 31, 2018 decreased $2.6 million, or 4.8%, as compared to the same period in 2017. On a constant currency basis total same store gross profit increased 8.9% as growth in new vehicles, parts and service and F&I was partially offset by a decrease in used vehicles. New vehicle retail same store gross profit and gross profit per unit sold on a constant currency basis increased 18.0% and 18.3%, respectively, as compared to the same period in 2017, driven by our efforts to prioritize margins over volume growth. Used vehicle retail same store gross profit on a constant currency basis decreased 11.1%, which resulted from an 11.2% decrease in used vehicle retail same store average gross profit per unit sold, as we strategically sacrificed margin to manage inventory levels. Parts and service same store gross profit increased 4.6% on a constant currency basis, primarily reflecting the implementation of new and enhanced processes. F&I same store revenue on a constant currency basis increased 19.7% driven by an increase in revenue described above.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in Brazil for the year ended December 31, 2018 decreased $0.1 million, or 0.1%, as compared to the same period in 2017. Total same store SG&A expenses in Brazil for the year ended December 31, 2018, decreased $1.5 million, or 3.1%, as compared to the same period in 2017. On a constant currency basis, total same store SG&A expenses increased 11.3% while total gross profit increased 8.9%, resulting in a 160 basis points increase in total same store SG&A expenses as a % of gross profit to 92.6%. The increase in SG&A expenses was primarily driven by a non-core charge of $2.9 million related to legal settlements in 2018 that did not occur in 2017 and an increase in advertising expense driven by initiatives designed to grow our used vehicle and parts and service businesses.

The following discussion of our results of operations is on a consolidated basis, unless otherwise noted.
Depreciation and Amortization Expense
Our total depreciation and amortization expense was $71.6 million, $67.1 million, and $57.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. The year over year increases are substantially explained by the increase in our U.S. segment, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience.
Impairment of Assets
We evaluate franchise rights for impairment annually in the fourth quarter, based on the respective carrying values as of October 31, or more frequently if events or circumstances indicate possible impairment has occurred. We review long-lived assets, including our property and equipment and ROU assets, that are held-for-use for impairment at the lowest level of identifiable cash flows whenever there is evidence that the carrying value of these assets may not be recoverable (i.e., triggering events).
During the years ended December 31, 2019, 2018 and 2017, we recorded $19.0 million, $38.7 million and $19.3 million, respectively, of impairments of intangible franchise rights. Also during the years ended December 31, 2019, 2018 and 2017, we recorded $1.8 million, $5.1 million and $0.2 million of impairments of property and equipment, respectively, and additionally recognized an ROU asset impairment charge of $1.4 million during the year ended December 31, 2019.
See Note 11 “Intangible Franchise Rights and Goodwill,” Note 9 “Property and Equipment, Net” and Note 10 “Leases” within our Notes to Consolidated Financial Statements for further discussion of our impairments.
Floorplan Interest Expense
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month LIBOR (or Prime rate in some cases), plus a spread in the U.S. and U.K., and a benchmark rate plus a spread in Brazil. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate debt.
For the year ended December 31, 2019, our total floorplan interest expense increased 2.8% as compared to the same period in 2018, primarily due to higher inventory levels in the U.S. For the year ended December 31, 2018, our total floorplan interest expense increased 14.3% as compared to the same period in 2017, primarily explained by the increase in LIBOR in the U.S.
Other Interest Expense, Net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit and other long-term debt, partially offset by interest income. For the year ended December 31, 2019, other interest expense, net decreased from $75.8 million to $74.9 million as compared to the same period in 2018. The decrease was primarily attributable to a decrease in the weighted average borrowings on our real estate related debt. For the year ended December 31, 2018, other interest expense, net increased from $70.5 million to $75.8 million as compared to the same period in 2017. The increase was primarily attributable to the impact of rising interest rates in the U.S. on our variable-rate borrowings.

Provision for Income Taxes
For the year ended December 31, 2019, we recorded a tax provision of $53.3 million. The 2019 effective tax rate of 23.4% was slightly higher than the 2018 effective tax rate of 23.2%, primarily as a result of increased valuation allowances with respect to net operating losses in certain U.S. states, partially offset by reduced net operating losses in Brazil.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. Generally effective January 1, 2018, the Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent and creating a territorial tax system that generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries.
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
We believe that it is more likely than not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income. We expect our effective tax rate in 2020 will be approximately between 23.0% and 23.5%.
For further discussion, please see Note 14 “Income Taxes” within our Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of our Floorplan Line and FMCC Facility levels (see Note 12 “Floorplan Notes Payable” within our Notes to Consolidated Financial Statements for additional information), cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital, dealership and real estate acquisition financing and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures, and acquisitions for 2020. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2020 change, we may need to access the private or public capital markets to obtain additional funding. See “Sources and Uses of Liquidity from Investing Activities” below for further discussion of expectations regarding future capital expenditures.
Cash on Hand
As of December 31, 2019, our total cash on hand was $23.8 million. The balance of cash on hand excludes $110.9 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility and $4.3 million of restricted cash as of December 31, 2019. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
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

We categorize the cash flows associated with borrowings and repayment on these various credit facilities as Cash Flows from Operating Activities or Cash Flows from Financing Activities in our Consolidated Statements of Cash Flow. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities in our Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (see Note 12 “Floorplan Notes Payable” within our Notes to Consolidated Financial Statements for additional information) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. and Brazil unaffiliated with our manufacturer partners (collectively, “Non-OEM Floorplan Credit Facilities”), are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure “Adjusted net cash provided by/used in operating activities” and “Adjusted net cash provided by/used in financing activities” to evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
In addition, for dealership acquisitions and dispositions that are negotiated as asset purchases, we do not assume transfer of liabilities for floorplan financing in the execution of the transactions. Therefore, borrowings and repayments of all floorplan financing associated with dealership acquisition and disposition are characterized as either operating or financing activities in our statement of cash flows presented in conformity with U.S. GAAP, depending on the relationship described above. However, the floorplan financing activity is so closely related to the inventory acquisition process that we believe the presentation of all dealership acquisition and disposition related floorplan financing activities should be classified as investing activity to correspond with the associated inventory activity, which more closely reflects the cash flows associated with our acquisition and disposition strategy and eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP. We have made such adjustments in our adjusted operating cash flow presentations.
The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a GAAP basis to the corresponding adjusted amounts (in millions):

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$370.9	$270.0	$196.5
Change in Floorplan notes payable – credit facility and other, excluding floorplan offset and net acquisitions and dispositions	(42.8)	62.2	88.7
Change in Floorplan notes payable – manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	4.0	(22.4)	(3.0)
Adjusted net cash provided by (used in) operating activities	$332.1	$309.8	$282.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	$(291.6)	$(168.0)	$(312.6)
Change in cash paid for acquisitions, associated with Floorplan notes payable	25.2	16.3	14.7
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(19.5)	(24.3)	—
Adjusted net cash provided by (used in) investing activities	$(285.9)	$(176.0)	$(297.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	$(67.0)	$(109.5)	$121.5
Change in floorplan notes payable, excluding floorplan offset	33.1	(31.8)	(100.5)
Adjusted net cash provided by (used in) financing activities	$(33.9)	$(141.4)	$21.0

Sources and Uses of Liquidity from Operating Activities
For the year ended December 31, 2019, we generated $370.9 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $332.1 million in net cash flow from operating activities, primarily consisting of $174.0 million in net income, as well as non-cash adjustments related to depreciation and amortization of $71.6 million, amortization of operating lease ROU assets of $28.2 million, asset impairments of $22.2 million related to our intangible franchise rights, property and equipment and ROU assets (see Note 11 “Intangible Franchise Rights and Goodwill,” Note 9 “Property and Equipment, Net” and Note 10 “Leases” within our Notes to Consolidated Financial Statements for additional discussion), stock-based compensation of $18.8 million and deferred income taxes of $16.2 million, partially offset by a $5.9 million gain on the disposition of assets. Adjusted net cash flows from operating activities also includes $1.8 million adjusted net change in operating assets and liabilities, including cash inflows of $123.1 million from increases in accounts payable and accrued expenses and $12.7 million from net decrease in contracts-in-transit and vehicle receivables. These cash inflows were partially offset by cash outflows of $44.0 million from net increases in prepaid expenses and other current assets, $32.5 million from net increases of accounts and notes receivable, $28.8 million from an increase in inventory level and $28.3 million from the decrease in operating lease liabilities.
For the year ended December 31, 2018, we generated $270.0 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $309.8 million in net cash flow from operating activities, primarily consisting of $157.8 million in net income, as well as non-cash adjustments related to depreciation and amortization of $67.1 million, stock-based compensation of $18.7 million, deferred income taxes of $3.5 million and asset impairments of $43.9 million, partially offset by a $26.8 million gain on disposition of assets. Also included in adjusted net cash flow from operating activities was a $41.4 million net change in operating assets and liabilities, consisting of cash inflows of $78.2 million from a net increase in floorplan borrowings, $2.9 million from the net decrease in accounts and notes receivable, $39.5 million from decreases in vehicle receivables and contracts-in-transit, and $18.4 million from increases in accounts payable and accrued expenses. These cash inflows were partially offset by cash outflows of $80.6 million from the increase in inventory levels and $16.3 million from the net increase in prepaid expenses and other assets.
For the year ended December 31, 2017, we generated $196.5 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $282.3 million in net cash flow from operating activities, primarily consisting of $213.4 million in net income, as well as non-cash adjustments related to depreciation and amortization of $57.9 million, stock-based compensation of $18.9 million and asset impairments of $19.5 million, partially offset by a $46.1 million non-cash adjustment related to deferred income taxes, which includes the provisional deferred tax benefit of $73.0 million recognized as a result of the Tax Act. Also included in adjusted net cash flow from operating activities was a $16.1 million net change in operating assets and liabilities, consisting of cash inflows of $77.4 million from a net increase in floorplan borrowings and $35.6 million from increases in accounts payable and accrued expenses. These cash inflows were partially offset by cash outflows of $10.7 million from the net increase in accounts and notes receivable, $44.0 million from the increase in inventory levels, $33.5 million from increases in vehicle receivables and contracts-in-transit, and $9.3 million from the net increase in prepaid expenses and other assets.
Working Capital
At December 31, 2019, we had $94.0 million of working capital. This represents an increase of $78.2 million from December 31, 2018, when we had $15.8 million of working capital. Changes in our working capital are explained primarily by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
For the year ended December 31, 2019, we used $291.6 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $285.9 million in net cash flow for investing activities, primarily consisting of $191.8 million used for purchases of property and equipment and to construct new and improve existing facilities and $118.0 million used for dealership acquisition activity, partially offset by cash inflow of $23.9 million related to the disposition of franchises and property and equipment. Of the $191.8 million in property and equipment purchases, $95.2 million was used for non-real estate related capital expenditures, $92.5 million was used for the purchase of real estate associated with existing dealership operations and $4.1 million represents the net year over year decrease in the accrual for capital expenditures.

For the year ended December 31, 2018, we used $168.0 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $176.0 million in net cash flow for investing activities, primarily consisting of $141.0 million for purchases of property and equipment and to construct new and improve existing facilities and $119.0 million used for dealership acquisition activity, partially offset by cash inflows of $83.6 million related to dispositions of franchises and property and equipment. Of the $141.0 million in property and equipment purchases, $110.1 million was used for non-real estate related capital expenditures and $31.4 million was used for the purchase of real estate associated with existing dealership operations and $0.5 million represents the net year over year increase in the accrual for capital expenditures.
For the year ended December 31, 2017, we used $312.6 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $297.9 million in net cash flow for investing activities, primarily consisting of $215.8 million for purchases of property and equipment and to construct new and improve existing facilities and $94.3 million used for dealership acquisition activity, partially offset by cash inflows of $10.7 million related to dispositions of franchises and property and equipment. Of the $215.8 million in property and equipment purchases, $110.4 million was used for the purchase of real estate associated with existing dealership operations, $98.3 million was used for non-real estate related capital expenditures and $7.1 million represents the net year over year decrease in the accrual for capital expenditures.
Capital Expenditures
Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities, or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for 2020 to be approximately $125.0 million excluding expenditures related to future acquisitions, which could generally be funded from excess cash.
Acquisitions
We evaluate the expected return on investment in our consideration of potential business purchases. Cash needed to complete our acquisitions generally comes from excess working capital, operating cash flows of our dealerships, and borrowings under our floorplan facilities, term loans and our Acquisition Line.
Sources and Uses of Liquidity from Financing Activities
For the year ended December 31, 2019, we used $67.0 million in net cash flow from financing activities. On an adjusted basis for the same period, we used $33.9 million in net cash flow from financing activities, primarily related to cash outflows of $82.9 million in net repayment on our Floorplan lines (representing the net cash activity in our floorplan offset account), $20.3 million in dividend payments, partially offset by $37.6 million in net borrowings on our Acquisition Line and $26.2 million in net borrowings on debt related to real estate.
For the year ended December 31, 2018, we used $109.5 million in net cash flow from financing activities. On an adjusted basis for the same period, we used $141.4 million in net cash flow from financing activities, primarily related to cash outflows of $183.9 million related to the repurchase of our common stock, $36.8 million of net payments on our real estate debt, and $20.9 million for dividend payments. These outflows were partially offset by cash inflows of $75.3 million in net borrowings on our Floorplan lines (representing the net cash activity in our floorplan offset accounts), $6.9 million of net borrowings on our Acquisition Line and $14.3 million of net borrowings of other debt.
For the year ended December 31, 2017, we generated $121.5 million in net cash flow from financing activities. On an adjusted basis for the same period, we generated $21.0 million in net cash flow from financing activities, primarily related to cash inflows of $25.8 million of net borrowings on our Acquisition Line, $45.9 million of net borrowings of real estate debt, and $29.2 million of net borrowings of other debt. These inflows were partially offset by cash outflows of $40.1 million related to the repurchase of our common stock, $23.9 million in net payments on our Floorplan lines (representing the net cash activity in our floorplan offset accounts), and $20.5 million for dividend payments.

Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the position of our U.S. credit facilities as of December 31, 2019 (in millions):

	As of December 31, 2019
	Total Commitment	Outstanding	Available
Floorplan line(1)	$1,440.0	$1,099.1	$340.9
Acquisition line(2)	360.0	94.6	265.4
Total revolving credit facility	1,800.0	1,193.7	606.3
FMCC facility(3)	300.0	204.5	95.5
Total U.S. credit facilities(4)	$2,100.0	$1,398.2	$701.8

(1)	The available balance as of December 31, 2019 includes $106.8 million of immediately available funds.

(2)
The outstanding balance of $94.6 million is related to outstanding letters of credit of $23.6 million and $71.0 million in borrowings as of December 31, 2019. The borrowings outstanding under the Acquisition Line represent 55.0 million GBP translated at the spot rate on the day borrowed, solely for the purpose of calculating the Outstanding and Available borrowings under the Acquisition Line. The available borrowings may be limited from time to time, based on certain debt covenants.

(3)	The available balance as of December 31, 2019 includes $4.1 million of immediately available funds.

(4)
The outstanding balance excludes $300.6 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

We have other credit facilities in the U.S., U.K. and Brazil with third-party financial institutions, most of which are affiliated with the automobile manufacturers that provide financing for portions of our new, used and rental vehicle inventories. In addition, we have outstanding debt instruments, including our 5.00% and 5.25% senior notes, as well as real estate related and other long-term debt instruments.
Our Revolving Credit Facility, indentures governing our senior notes and certain mortgage term loans contain customary financial and operating covenants that place restrictions on us, including our ability to incur additional indebtedness, create liens or to sell or otherwise dispose of assets, and to merge or consolidate with other entities. Certain of our mortgage agreements contain cross-default provisions that in the event of a default of certain mortgage agreements and of our Revolving Credit Facility, could trigger an uncured default.
As of December 31, 2019, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of December 31, 2019
	Required	Actual
Total adjusted leverage ratio	< 5.50	3.26
Fixed charge coverage ratio	> 1.20	2.82
See Note 12 “Floorplan Notes Payable” and Note 13 “Debt” within our Notes to Consolidated Financial Statements for further discussion of our credit facilities, debt instruments and other financing arrangements existing as of December 31, 2019.
Stock Repurchases
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. During the year ended December 31, 2019, 14,200 shares were repurchased at an average price of $99.98 per share, for a total of $1.4 million, leaving $73.6 million available under our stock repurchase limit of $75.0 million most recently authorized by our Board of Directors. Our stock repurchase program does not have an expiration date. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors.
In December 2019, we entered into a Rule 10b5-1 repurchase plan that was effective from January 2, 2020 to February 3, 2020. Under the plan, we have purchased 149,284 shares subsequent to December 31, 2019, at an average price of $98.12 per share for an aggregate cost of $14.7 million, leaving $58.9 million available under our stock repurchase program.

Dividends
Our Board of Directors approved four quarterly cash dividends on all outstanding shares of our common stock totaling $1.09 per share during 2019. For the year ended December 31, 2019, we paid dividends of $19.6 million to common stock shareholders and $0.7 million to unvested RSA holders.
The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. There is no guarantee that additional dividends will be declared and paid at any time in the future.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2019 (in millions):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Floorplan notes payable (1)	$1,604.3	$1,604.3	$—	$—	$—
Debt obligations (2)	1,501.7	58.2	673.8	527.2	242.4
Estimated interest payments on fixed-rate long-term debt obligations	174.0	50.0	81.1	38.7	4.3
Estimated interest payments on variable-rate long-term debt obligations (3)	78.9	19.6	27.1	20.8	11.5
Operating lease obligations (4)	235.4	24.6	52.2	42.9	115.6
Estimated interest on operating lease obligations (4)	102.6	12.6	20.7	15.6	53.7
Estimated interest payments on interest rate risk management obligations (5)	5.3	3.3	2.4	0.4	(0.7)
Purchase commitments (6)	51.6	22.8	25.7	3.0	—
Total	$3,753.8	$1,795.4	$883.1	$648.5	$426.8

(1)	See Note 12 “Floorplan Notes Payable” within our Notes to Consolidated Financial Statements for additional details.

(2)	See Note 13 “Debt” within our Notes to Consolidated Financial Statements for additional details.

(3)	Estimated future interest payments on our variable-rate long-term debt were projected using variable interest rates in effect as of December 31, 2019.

(4)	See Note 10 “Leases” within our Notes to Consolidated Financial Statements for additional details.

(5)
Represents estimated future net settlement of obligations related to our interest rate swaps. See Note 6 “Financial Instruments and Fair Value Measurements” within our Notes to Consolidated Financial Statements for additional details.

(6) Represents fixed purchase commitments, mainly related to information technology.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided regarding our foreign currency exchange rates and financial instruments to which we are a party at December 31, 2019, and from which we may incur future gains or losses from changes in market interest rates and/or foreign currency rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Interest Rates
We have interest rate risk on our variable-rate debt obligations, primarily consisting of our Floorplan Line which had an outstanding balance of $1.1 billion and $1.9 billion and a weighted average interest rate of 2.7% and 3.7% as of December 31, 2019 and 2018, respectively, excluding the impact of our interest rate swaps described below. Based on the average amount of variable-rate borrowings outstanding for the years ended December 31, 2019 and 2018, and before the impact of our interest rate swaps, a 100 basis-point change in interest rates would have resulted in an approximate $18.3 million and $17.5 million change to our annual interest expense, respectively. After consideration of the average interest rate swaps in effect during the years ended December 31, 2019 and 2018, a 100 basis-point change would have yielded a net annual change of $9.3 million in annual interest expense for both years.
The majority of our floorplan notes payable, mortgages and other debt are benchmarked to LIBOR. On July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or requiring banks to submit rates for the calculation of LIBOR after 2021. The use of an alternative rate could result in increased interest expense, in addition to costs to amend the loan agreements and other applicable arrangements to a new reference rate. For further discussion, refer to “Item 1A. Risk Factors.”
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the years ended December 31, 2019 and 2018, we recognized $49.1 million and $47.3 million of interest assistance as a reduction of new vehicle cost of sales, respectively.
Foreign Currency Exchange Rates
The functional currency of our U.K. subsidiaries is the GBP and of our Brazil subsidiaries is the BRL. Our exposure to fluctuating exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average exchange rates for the GBP to the USD would have resulted in a $219.4 million and $221.6 million decrease to our revenues for the years ended December 31, 2019 and 2018, respectively. A 10% devaluation in average exchange rates for the BRL to the USD would have resulted in a $40.5 million and $40.1 million decrease to our revenues for the years ended December 31, 2019 and 2018, respectively.
For additional information about our market sensitive financial instruments, see Note 6 “Financial Instruments and Fair Value Measurements” within our Notes to Consolidated Financial Statements.
Item 8. Financial Statements and Supplementary Data
See our Consolidated Financial Statements beginning on page F-1 for the information required by this Item and incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2019, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:
(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Consolidated Financial Statements.
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the 2013 framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered accounting firm who audited the Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting. This report, dated February 13, 2020, appears on the following page.
Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Group 1 Automotive, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Group 1 Automotive, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Group 1 Automotive, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 13, 2020 expressed an unqualified opinion thereon.
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
February 13, 2020

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers of Group 1
The following sets forth certain information regarding our executive officers as of February 13, 2020.

Name	Age	Position	Years with Group 1	Years of Automotive Experience
Earl J. Hesterberg	66	President and Chief Executive Officer	14.5	45
Daryl A. Kenningham	55	President, U.S. and Brazilian Operations	8.5	32
John C. Rickel	58	Senior Vice President and Chief Financial Officer	14	36
Frank Grese Jr.	67	Senior Vice President of Human Resources, Training, and Operations Support	15	45
Peter C. DeLongchamps	59	Senior Vice President, Manufacturer Relations, Financial Services and Public Affairs	15.5	37
Earl J. Hesterberg has served as our President and Chief Executive Officer and as a director since April 2005. Prior to joining us, Mr. Hesterberg served as Group Vice President, North America Marketing, Sales and Service for Ford Motor Company, a global manufacturer and distributor of cars, trucks and automotive parts, since October 2004. From July 1999 to September 2004, he served as Vice President, Marketing, Sales and Service for Ford of Europe, and from 1999 until 2005, he served on the supervisory board of Ford Werke AG. Mr. Hesterberg has also served as President and Chief Executive Officer of Gulf States Toyota, an independent regional distributor of new Toyota vehicles, parts and accessories. He has also held various senior sales, marketing, general management, and parts and service positions with Nissan Motor Corporation in U.S.A. and Nissan Europe, both of which are wholly-owned by Nissan Motor Co., Ltd., a global provider of automotive products and services. Mr. Hesterberg serves on the Board of Directors of Stage Stores, Inc., a national retail clothing chain with 775 stores located in 42 states where he is a member of the Corporate Governance and Nominating Committee and Chairman of the Compensation Committee. He is a past member of the Board of Trustees of Davidson College. Mr. Hesterberg also serves on the Board of Directors of the Greater Houston Partnership, where he serves on the Executive Committee and is Chairman of the Business Issues Committee. Mr. Hesterberg received his B.A. in Psychology at Davidson College and his M.B.A. from Xavier University in 1978.
Daryl A. Kenningham has served as President, U.S. and Brazilian Operations since November 2019 and as President U.S. Operations since May 2017. Previously, he served as Regional Vice President of the West Region from February 2016 through April 2017 and as Regional Vice President of the East Region from April 2011 through January 2016. Prior to joining Group 1, Mr. Kenningham served as the Chief Operating Officer of Ascent Automotive in Houston. In addition to a variety of sales, marketing, finance and automotive logistics positions with Gulf States Toyota, from 2005 through 2008, Mr. Kenningham served as President of Gulf States Financial Services Group, a leading provider of F&I products and reinsurance structures to the automotive industry, and from 2002 to 2005, as President of USA Logistics (previously known as Gulf States Transportation), a leader in the movement and management of automotive shipments nationwide. He also held various sales, marketing and vehicle distribution positions in the U.S. and Japan with Nissan Motor Corporation, where he began his career in 1988. Mr. Kenningham earned his Bachelor of Arts degree from the University of Michigan and his Master of Business Administration from the University of Florida.
John C. Rickel was appointed Senior Vice President and Chief Financial Officer in December 2005. From 1984 until joining Group 1, Mr. Rickel held a number of executive and managerial positions of increasing responsibility with Ford Motor Company, a global manufacturer and distributor of cars, trucks and automotive parts. He most recently served as Controller, Ford Americas, where he was responsible for the financial management of Ford’s western hemisphere automotive operations. Immediately prior to that, he was Chief Financial Officer of Ford Europe, where he oversaw all accounting, financial planning, information services, tax and investor relations activities. Mr. Rickel serves on the Board of Directors, on the Audit Committee, Compensation Committee, and as Chair of the Governance Committee, and is the lead independent Director of U.S. Xpress, a large truckload carrier providing services primarily throughout the U.S. From 2002 to 2004, Mr. Rickel was Chairman of the Board of Directors of Ford Russia, and a member of the Board of Directors and the Audit Committee of Ford Otosan, a publicly traded automotive company located in Turkey and owned 41% by Ford. Mr. Rickel received his B.S.B.A. and M.B.A. from The Ohio State University.

Frank Grese Jr. was appointed Senior Vice President of Human Resources, Training and Operations Support effective February 1, 2016. Prior to that appointment, Mr. Grese served as Regional Vice President of the West Region from January 2006 to January 2016, and served as the Platform President of Group 1 Atlanta from December 2004 to December 2005. Mr. Grese began his automotive career in the Ford Management Training Program in 1974 where he progressed through various assignments in district offices as well as Ford headquarters in Detroit. He joined Nissan in 1982 where he ultimately held the position of National Dealer Advertising Manager. In 1986, Mr. Grese left the manufacturer side of the business and began working in various executive positions, including chief operating officer and district president, with large public and private dealer groups. He last served as Director of Dealership Operations, working extensively with underperforming stores, for a large private dealer group. Mr. Grese graduated from the University of Georgia with a degree in journalism.
Peter C. DeLongchamps has served as Group 1’s Senior Vice President, Manufacturer Relations, Financial Services and Public Affairs since January 2018. He previously served as Group 1’s Vice President, Manufacturer Relations, Financial Services and Public Affairs from January 2012 through December 2017, and as Vice President, Manufacturer Relations and Public Affairs from January 2006 through December 2011. Mr. DeLongchamps served as Vice President, Manufacturer Relations from July 2004 through December 2005. Mr. DeLongchamps began his automotive retailing career in 1980, having served as District Manager for General Motors Corporation and Regional Operations Manager for BMW of North America, as well as various other management positions in the automotive industry. Immediately prior to joining Group 1 in 2004, he was President of Advantage BMW, a Houston-based automotive retailer. Mr. DeLongchamps also serves on the Board of Directors of Junior Achievement of Southeast Texas, Houston Christian High School and the Texas Bowl. Mr. DeLongchamps received his B.B.A. from Baylor University.
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
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement prepared in connection with the 2020 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2019.
Item 11. Executive Compensation
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement prepared in connection with the 2020 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 12, the information to be disclosed in our definitive proxy statement prepared in connection with the 2020 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 13, the information to be disclosed in our definitive proxy statement prepared in connection with the 2020 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2019.
Item 14. Principal Accounting Fees and Services
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 14, the information to be disclosed in our definitive proxy statement prepared in connection with the 2020 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2019.

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
Indenture, dated as of June 2, 2014, by and among Group 1 Automotive, Inc., the subsidiary guarantors party hereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 2, 2014)

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
Indenture, dated as of December 8, 2015, by and among Group 1 Automotive, Inc., the subsidiary guarantors party hereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed December 9, 2015)

4.7	—	Form of 5.250% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed December 9, 2015)
4.8†	—	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	—
Eleventh Amended and Restated Revolving Credit Agreement, dated effective as of June 27, 2019 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed July 1, 2019)

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

10.17	—
Officer’s Terms of Engagement and Guarantees between UAB Motors Participações S.A. and Lincoln da Cunha Pereira Filho dated as of February 28, 2013 (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2013)

10.18	—
Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)

10.19	—
First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)

10.20	—
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

Exhibit Number		Description
10.22	—
Fourth Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, signed August 15, 2018 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13451) for the quarter ended September 30, 2018)

10.23*	—
Group 1 Automotive, Inc. 2007 Long Term Incentive Plan (As Amended and Restated Effective as of March 11, 2010) (incorporated by reference to Exhibit A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed on April 8, 2010)

10.24*	—	Group 1 Automotive, Inc. 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed April 10, 2014)
10.25*	—	Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10.26*	—
Form of Senior Executive Officer Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 9, 2010)

10.27*	—	Form of Phantom Stock Agreement for Employees (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)

10.28*	—
Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)

10.29*	—
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

10.31*	—
Form of Phantom Stock Agreement (Cash Settlement) for Non-Employee Directors (incorporated by reference to Exhibit 10.33 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461 for the year ended December 31, 2018)

10.32*	—
Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.34 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2018

10.33*	—
Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2019)

10.34*	—
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

Exhibit Number		Description
10.39*	—
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

21.1†	—	Group 1 Automotive, Inc. Subsidiary List
23.1†	—	Consent of Ernst & Young LLP
31.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
†	Filed herewith
*	Management contract or compensatory plan or arrangement
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2020.

Group 1 Automotive, Inc.

By:	/s/ Earl J. Hesterberg
Earl J. Hesterberg
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 13, 2020.

Signature	Title

/s/ Earl J. Hesterberg	President and Chief Executive Officer and Director
Earl J. Hesterberg	(Principal Executive Officer)

/s/ John C. Rickel	Senior Vice President and Chief Financial Officer
John C. Rickel	(Principal Financial and Accounting Officer)

/s/ Stephen D. Quinn	Chairman and Director
Stephen D. Quinn

/s/ John L. Adams	Director
John L. Adams

/s/ Carin M. Barth	Director
Carin M. Barth

/s/ Lincoln da Cunha Pereira Filho	Director
Lincoln da Cunha Pereira Filho

/s/ Steven P. Stanbrook	Director
Steven P. Stanbrook

/s/ Charles L. Szews	Director
Charles L. Szews

/s/ Anne Taylor	Director
Anne Taylor

/s/ Max P. Watson, Jr.	Director
Max P. Watson, Jr.

/s/ MaryAnn Wright	Director
MaryAnn Wright

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Group 1 Automotive, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2020 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue and related costs effective January 1, 2018 due to the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and the related amendments.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of ASC Topic 842, Leases, and the related amendments.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Indefinite-Lived Intangible Assets
Description of the Matter
At December 31, 2019, the Company's indefinite-lived intangible assets consisted of rights under franchise agreements with manufacturers with an aggregate carrying value of approximately $253.5 million. As explained in Note 1 of the consolidated financial statements, these assets are recorded at an individual dealership level and are assessed for impairment at least annually. In evaluating indefinite-lived intangible assets for impairment, an optional qualitative assessment may be initially performed to determine whether it is more likely than not that the intangible asset was impaired. If it is concluded that it is more likely than not that the fair value of the intangible asset is less than its carrying amount, a quantitative test comparing the fair value of the intangible asset to its carrying amount is required to measure the amount of impairment. If the estimated fair value of any intangible franchise rights asset is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference. Based on the results of the qualitative assessment, the Company identified circumstances indicating possible impairment of certain of its franchise rights, requiring a quantitative assessment.

Auditing the Company's quantitative impairment assessment was complex and highly judgmental due to the significant estimation required to determine the fair values of the franchise rights assets. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in revenue growth rates, future gross margins, future selling, general and administrative expenses, the weighted average cost of capital and terminal growth rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s intangible franchise rights impairment testing process, including controls over management’s review of the significant data and assumptions described above.

To test the estimated fair values of the franchise rights, our audit procedures included, among others, assessing the Company's valuation methodology, testing the significant assumptions for certain dealerships in the valuation model discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We compared the significant assumptions to current industry, market and economic trends, and the Company's historical results. as well as assessed the accuracy of the Company's historical estimates. We involved a valuation specialist to assist in our evaluation of the valuation methodology used by the Company, the weighted average cost of capital assumptions and the calculation of the fair value of franchise rights.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2002.
Houston, Texas
February 13, 2020

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	As of December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23.8	$15.9
Contracts-in-transit and vehicle receivables, net	253.8	265.7
Accounts and notes receivable, net	225.1	194.0
Inventories, net	1,901.7	1,844.1
Prepaid expenses	96.4	56.3
Other current assets	15.5	26.4
TOTAL CURRENT ASSETS	2,516.3	2,402.4
Property and equipment, net	1,547.1	1,347.8
Operating lease assets	220.1	—
Goodwill	1,008.3	963.9
Intangible franchise rights	253.5	259.6
Other long-term assets	24.8	27.3
TOTAL ASSETS	$5,570.2	$5,001.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $106.8 and $33.6, respectively	$1,144.4	$1,258.8
Floorplan notes payable — manufacturer affiliates, net of offset account of $4.1 and $0.1, respectively	459.9	417.8
Current maturities of long-term debt	59.1	93.0
Current operating lease liabilities	24.6	—
Accounts payable	527.5	419.4
Accrued expenses and other current liabilities	206.7	197.6
TOTAL CURRENT LIABILITIES	2,422.3	2,386.6
Long-term debt, net of current maturities	1,432.1	1,281.5
Operating lease liabilities, net of current portion	210.7	—
Deferred income taxes	145.7	134.7
Other long-term liabilities	103.6	102.6
Commitments and Contingencies (Note 16)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,486,711 and 25,494,328 issued, respectively	0.3	0.3
Additional paid-in capital	295.3	292.8
Retained earnings	1,542.4	1,394.8
Accumulated other comprehensive income (loss)	(147.0)	(137.8)
Treasury stock, at cost; 6,858,503 and 7,171,661 shares, respectively	(435.3)	(454.4)
TOTAL STOCKHOLDERS’ EQUITY	1,255.7	1,095.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,570.2	$5,001.1
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2019	2018	2017
REVENUES:
New vehicle retail sales	$6,314.1	$6,181.4	$6,157.5
Used vehicle retail sales	3,366.6	3,166.1	2,799.0
Used vehicle wholesale sales	355.2	369.6	400.2
Parts and service sales	1,510.0	1,416.9	1,338.0
Finance, insurance and other, net	497.9	467.5	429.0
Total revenues	12,043.8	11,601.4	11,123.7
COST OF SALES:
New vehicle retail sales	6,013.3	5,870.5	5,835.5
Used vehicle retail sales	3,165.3	2,980.1	2,621.4
Used vehicle wholesale sales	354.1	367.9	402.9
Parts and service sales	695.0	657.7	618.3
Total cost of sales	10,227.8	9,876.3	9,478.2
GROSS PROFIT	1,816.0	1,725.1	1,645.5
Selling, general and administrative expenses	1,358.4	1,273.1	1,226.2
Depreciation and amortization expense	71.6	67.1	57.9
Asset impairments	22.2	43.9	19.5
INCOME (LOSS) FROM OPERATIONS	363.7	341.1	341.9
INTEREST EXPENSE:
Floorplan interest expense	61.6	59.9	52.4
Other interest expense, net	74.9	75.8	70.5
INCOME (LOSS) BEFORE INCOME TAXES	227.3	205.4	219.0
(Benefit) provision for income taxes	53.3	47.6	5.6
NET INCOME (LOSS)	$174.0	$157.8	$213.4
BASIC EARNINGS (LOSS) PER SHARE	$9.35	$7.83	$10.08
Weighted average common shares outstanding	17.9	19.5	20.4
DILUTED EARNINGS (LOSS) PER SHARE	$9.34	$7.83	$10.08
Weighted average dilutive common shares outstanding	17.9	19.5	20.4

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2019	2018	2017
NET INCOME (LOSS)	$174.0	$157.8	$213.4
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	3.9	(24.2)	15.1
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of $4.1, ($2.1) and ($0.6), respectively	(13.3)	6.5	1.0
Reclassification adjustment for realized (gain) loss on interest rate swap termination included in SG&A expenses, net of tax benefit (provision) of $-, ($0.2) and $-, respectively	—	(0.7)	—
Reclassification adjustment for (gain) loss included in interest expense, net of tax benefit (provision) of $0.1, $1.2, and $4.6, respectively	0.2	3.9	7.6
Unrealized gain (loss) on interest rate risk management activities, net of tax	(13.0)	9.8	8.7
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(9.2)	(14.4)	23.7
COMPREHENSIVE INCOME (LOSS)	$164.8	$143.4	$237.2

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2016	25,662,982	$0.3	$290.9	$1,053.3	$(146.9)	$(267.3)	$930.2
Net income (loss)	—	—	—	213.4	—	—	213.4
Other comprehensive income (loss), net of taxes	—	—	—	—	23.7	—	23.7
Purchases of treasury stock	—	—	—	—	—	(42.1)	(42.1)
Net issuance of treasury shares to stock compensation plans	(147,608)	—	(18.3)	—	—	18.9	0.6
Stock-based compensation	—	—	18.9	—	—	—	18.9
Cash dividends, net of estimated forfeitures related to participating securities ($0.97 per share)	—	—	—	(20.4)	—	—	(20.4)
BALANCE, DECEMBER 31, 2017	25,515,374	$0.3	$291.5	$1,246.3	$(123.2)	$(290.5)	$1,124.3
Net income (loss)	—	—	—	157.8	—	—	157.8
Other comprehensive income (loss), net of taxes	—	—	—	—	(14.4)	—	(14.4)
Tax effects reclassified from accumulated other comprehensive income	—	—	—	0.2	(0.2)	—	—
Purchases of treasury stock	—	—	—	—	—	(183.9)	(183.9)
Net issuance of treasury shares to stock compensation plans	(21,046)	—	(17.4)	—	—	20.1	2.7
Stock-based compensation	—	—	18.7	—	—	—	18.7
Cash dividends, net of estimated forfeitures related to participating securities ($1.04 per share)	—	—	—	(20.8)	—	—	(20.8)
ASC 606 cumulative adjustment	—	—	—	11.4	—	—	11.4
BALANCE, DECEMBER 31, 2018	25,494,328	$0.3	$292.8	$1,394.8	$(137.8)	$(454.4)	$1,095.7
Net income (loss)	—	—	—	174.0	—	—	174.0
Other comprehensive income (loss), net of taxes	—	—	—	—	(9.2)	—	(9.2)
Purchases of treasury stock	—	—	—	—	—	(1.4)	(1.4)
Net issuance of treasury shares to stock compensation plans	(7,617)	—	(16.3)	—	—	20.5	4.2
Stock-based compensation	—	—	18.8	—	—	—	18.8
Cash dividends, net of estimated forfeitures related to participating securities ($1.09 per share)	—	—	—	(20.3)	—	—	(20.3)
ASC 842 cumulative adjustment	—	—	—	(6.1)	—	—	(6.1)
BALANCE, DECEMBER 31, 2019	25,486,711	$0.3	$295.3	$1,542.4	$(147.0)	$(435.3)	$1,255.7

The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$174.0	$157.8	$213.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	71.6	67.1	57.9
Change in operating lease assets	28.2	—	—
Deferred income taxes	16.2	3.5	(46.1)
Asset impairments	22.2	43.9	19.5
Stock-based compensation	18.8	18.7	18.9
Amortization of debt discount and issue costs	4.0	3.4	3.7
(Gain) loss on disposition of assets	(5.9)	(26.8)	(0.8)
Other	1.1	0.9	(0.4)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts payable and accrued expenses	123.1	18.4	35.6
Accounts and notes receivable	(32.5)	2.9	(10.7)
Inventories	(28.8)	(80.6)	(44.0)
Contracts-in-transit and vehicle receivables	12.7	39.5	(33.5)
Prepaid expenses and other assets	(44.0)	(16.3)	(9.3)
Floorplan notes payable — manufacturer affiliates	38.9	38.4	(8.3)
Deferred revenues	(0.5)	(0.8)	0.5
Operating lease liabilities	(28.3)	—	—
Net cash provided by (used in) operating activities	370.9	270.0	196.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(143.2)	(135.3)	(109.1)
Proceeds from disposition of franchises, property and equipment	43.4	107.9	10.7
Purchases of property and equipment	(191.8)	(141.0)	(215.8)
Other	—	0.5	1.6
Net cash provided by (used in) investing activities	(291.6)	(168.0)	(312.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	7,304.6	6,954.3	7,019.1
Repayments on credit facility — floorplan line and other	(7,423.2)	(6,870.1)	(6,957.9)
Borrowings on credit facility — acquisition line	319.0	165.3	68.1
Repayments on credit facility — acquisition line	(281.4)	(158.5)	(42.3)
Debt issue costs	(5.4)	—	—
Borrowings on other debt	177.4	156.0	165.7
Principal payments on other debt	(166.7)	(118.8)	(121.2)
Borrowings on debt related to real estate	173.5	54.7	75.3
Principal payments on debt related to real estate	(147.3)	(91.5)	(29.4)
Proceeds from employee stock purchase plan	8.6	7.6	7.1
Payment of tax withholding for stock-based awards	(4.4)	(4.9)	(2.5)
Proceeds from termination of mortgage swap	—	0.9	—
Repurchases of common stock, amounts based on settlement date	(1.4)	(183.9)	(40.1)
Dividends paid	(20.3)	(20.9)	(20.5)
Net cash provided by (used in) financing activities	(67.0)	(109.5)	121.5
Effect of exchange rate changes on cash	(2.9)	(3.3)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	9.3	(10.9)	5.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	18.7	29.6	24.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$28.1	$18.7	$29.6
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry with business activities in 15 states in the U.S., 33 towns in the U.K., and three states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the “Company” in these Notes to Consolidated Financial Statements. The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.
As of December 31, 2019, the Company’s retail network consisted of 119 dealerships in the U.S, 50 dealerships in the U.K. and 17 dealerships in Brazil. The U.S. and Brazil are led by the President, U.S. and Brazilian Operations, and the U.K is led by a Managing Director, each reporting directly to the Company's Chief Executive Officer and responsible for the overall performance of their respective regions, as well as for overseeing field level management.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and reflect the consolidated accounts of the parent company, Group 1 Automotive, Inc., and its subsidiaries, all of which are wholly owned. The results of operations of all business combinations completed during the period are included from the effective dates of the closings of the acquisitions. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior periods to conform with current period presentation with no effect on the Company’s previously reported consolidated financial position, results of operations or cash flows. Certain disclosures are reported as zero balances, or may not compute, due to rounding.
Use of Estimates
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Management analyzes the Company’s estimates based on historical experience and other assumptions that are believed to be reasonable under the circumstances; however, actual results could differ materially from such estimates. The significant estimates made by management in the accompanying Consolidated Financial Statements relate to inventory valuation adjustments, reserves for future chargebacks on finance, insurance and vehicle service contract fees, self-insured property and casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangible franchise rights, and reserves for potential litigation.
Segment Reporting
See discussion of the Company’s reportable segments in Note 19 “Segment Information.”
Revenue Recognition
See discussion of the Company’s revenue streams and accounting policies related to revenue recognition in Note 2 “Revenues.”
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase.
Receivables
Contracts-in-Transit and Vehicle Receivables
Contracts-in-transit and vehicle receivables consist primarily of amounts due from financing institutions on retail finance contracts from vehicle sales, and also includes receivables related to vehicle wholesale sales.
Accounts and Notes Receivable
Accounts and notes receivable consist primarily of amounts due from manufacturers related to dealer incentives, and also includes receivables related to parts and service sales.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts based on the age of the receivable, the creditworthiness of the customer, and it’s historical experience with the customer.
See Note 7 “Receivables, Net” for details of the Company’s receivable accounts and related allowance for doubtful accounts.
Inventories
New and used retail vehicles are initially valued in inventory at cost, which consists of the amount paid to acquire the inventory, plus the cost of reconditioning, cost of equipment added and transportation cost. All vehicles are carried at the lower of specific cost or net realizable value and are removed from inventory using the specific identification method in the Consolidated Balance Sheets. In determining the lower of specific cost or net realizable value of new and used vehicles, the Company considers historical loss experience and current market trends. Valuation risk is partially mitigated by the speed at which the Company turns this inventory.
Impairments of inventory, net of insurance proceeds, related to catastrophic events are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. During the year ended December 31, 2019, the Company recorded $16.0 million in impairment charges as a result of hail storms and flood damage from Tropical Storm Imelda. During the years ended December 31 2018 and 2017, impairments of inventory were $6.1 million and $5.0 million, respectively.
The Company receives interest assistance from certain automobile manufacturers that is reflected as a vehicle purchase price discount. The Company also receives dealer rebates and incentive payments, typically on parts purchases from the automobile manufacturers and on new vehicle retail sales. The interest assistance and dealer incentives are reflected as a reduction to cost of sales in the Statements of Operations as the vehicles are sold. Interest assistance reduces inventory cost in the Consolidated Balance Sheets.
Certain manufacturers offer rebates that result in purchase discounts once the incentives are met, providing the Company with volume incentives to order and/or sell certain models and/or volumes of inventory over designated periods of time. Under the terms of the Company’s dealership franchise agreements, the respective manufacturers are able to perform warranty, incentive, and rebate audits and charge the Company back for unsupported or non-qualifying warranty repairs, rebates or incentives.
Parts and accessories inventories are valued at lower of cost or net realizable value and determined on a first-in, first-out basis in the Consolidated Balance Sheets. The Company incurs shipping costs in connection with selling parts to customers which is included in Cost of Sales in the Consolidated Statements of Operations.
Property and Equipment
Property and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the estimated term of the lease or the estimated useful life of the asset.
Property and equipment estimated useful lives are as follows:

Estimated Useful Lives in Years

Land	—
Buildings	25 to 50
Leasehold improvements	Varies
Machinery and dealership equipment	7 to 20
Office equipment, furniture and fixtures	3 to 20
Company vehicles	3 to 5

Expenditures for major additions or improvements, which improve or extend the useful lives of the assets are capitalized. Minor replacements, maintenance and repairs, which do not improve or extend the lives of the assets, are expensed as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in Selling, general and administrative expenses in the Consolidated Statements of Operations.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reviews long-lived assets that are held-for-use for impairment at the lowest level of identifiable cash flows whenever there is evidence that the carrying value of these assets may not be recoverable (i.e., triggering events). This review consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without non-floorplan interest costs. If the asset’s carrying amount is greater than such cash flow estimate, an impairment charge is recorded to write the asset down to its fair value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions.
During the year ended December 31, 2019, 2018 and 2017, the Company recorded $1.8 million, $5.1 million and $0.2 million of impairment of property and equipment, respectively. See Note 9“Property and Equipment, Net” for additional details.
Business Combinations
Business acquisitions are accounted for under the acquisition method of accounting. The allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on estimates of fair value and are subject to change within the purchase price allocation period (generally one year from the respective acquisition date).
The fair values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of property and equipment and intangible franchise rights. The Company generally utilizes third-party experts to determine the fair values of property and equipment purchased, including real estate, and utilizes its fair value model as discussed under “Intangible Franchise Rights” below, supplemented with assistance from third-party experts, to determine the fair value of intangible franchise rights acquired.
See Note 3 “Acquisitions and Dispositions” for additional discussion of the Company’s business combinations.
Goodwill
Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. The Company is organized into three geographic regions, the U.S. region, the U.K. region and the Brazil region. The Company has determined that each region represents a reporting unit for the purpose of assessing goodwill for impairment. Annually in the fourth quarter, based on the carrying values of the Company’s regions as of October 31, the Company performs an impairment assessment of its goodwill. An impairment analysis is done more frequently if certain events or circumstances arise that would indicate an adverse change in the fair value of the intangible asset has occurred (i.e., an impairment indicator).
In evaluating goodwill for impairment, an optional qualitative assessment may be initially performed to determine whether it is more likely than not (i.e., a likelihood of greater than 50%) that goodwill was impaired. If it is concluded based on the qualitative assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company does not have to quantitatively determine the asset’s fair value. However if it is concluded that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative test comparing the fair value of the reporting unit to its carrying amount is required to measure the amount of impairment.
When a quantitative test is performed, the Company estimates the fair value of the respective reporting units using a combination of the discounted cash flow, or income approach, and the market approach. Significant assumptions included in the model include changes in revenue growth rates, future gross margins, future SG&A expenses, and the WACC and terminal growth rates. For the market approach, the Company utilizes recent market multiples of guideline companies for both revenue and pre-tax net income weighted as appropriate by reporting unit. Each of these assumptions requires the Company to use its knowledge of (1) the industry, (2) recent transactions and (3) reasonable performance expectations for its operations.
The Company’s qualitative test includes a review of changes since the last quantitative test was performed in those assumptions having the most significant impact on the current year fair value, which are consistent with the significant assumptions identified in the quantitative test above.
See Note 11 “Intangible Franchise Rights and Goodwill” for details of the Company’s intangibles, including results of its impairment testing.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Franchise Rights
The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level. The Company expects these franchise agreements to continue for an indefinite period and, for agreements that do not have indefinite terms, the Company believes that renewal of these agreements can be obtained without substantial cost, based on the history with the manufacturer. As such, the franchise rights are considered indefinite-lived intangible assets and not amortized, as the Company believes that its franchise agreements will contribute to cash flows for an indefinite period. Franchise rights acquired in business acquisitions prior to July 1, 2001, were recorded and amortized as part of goodwill in the U.S. reporting unit and remain recorded in goodwill in the U.S. reporting unit at December 31, 2019 and 2018 in the Consolidated Balance Sheets. Since July 1, 2001, intangible franchise rights acquired in business combinations have been recorded as distinctly separate intangible assets. The Company evaluates franchise rights for impairment annually in the fourth quarter, based on the respective carrying values as of October 31, or more frequently if events or circumstances indicate possible impairment has occurred.
In evaluating indefinite-lived intangible assets for impairment, an optional qualitative assessment may be initially performed to determine whether it is more likely than not (i.e., a likelihood of greater than 50%) that the intangible asset was impaired. If it is concluded based on the qualitative assessment that it is not more likely than not that the fair value of the intangible asset is less than its carrying amount, the Company does not have to quantitatively determine the asset’s fair value. However if it is concluded that it is more likely than not that the fair value of the intangible asset is less than its carrying amount, a quantitative test comparing the fair value of the intangible asset to its carrying amount is required to measure the amount of impairment.
When a quantitative test is performed, the Company estimates the fair value of the respective franchise right using a direct value method discounted cash flow model, or income approach, specifically the excess earnings method. Significant assumptions included in the model include changes in revenue growth rates, future gross margins, future SG&A expenses, and the WACC and terminal growth rates.
The Company’s qualitative test includes a review of changes since the last quantitative test was performed in those assumptions having the most significant impact on the current year fair value, which are consistent with the significant assumptions identified in the quantitative test above.
During the year ended December 31, 2019, 2018 and 2017, the Company recorded $19.0 million, $38.7 million and $19.3 million, respectively, of impairment of intangible franchise rights. See Note 11 “Intangible Franchise Rights and Goodwill” for details of the Company’s intangibles, including results of its impairment testing.
Income Taxes
Currently, the Company operates in 15 different states in the U.S., in the U.K. and in Brazil, each of which has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.
The Company follows the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are recorded based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recognized deferred tax assets, net of valuation allowances, that it believes will be realized, based primarily on the assumption of future taxable income. As it relates to U.S. state net operating losses, as well as deferred tax assets primarily relating to net operating losses and goodwill for certain Brazil subsidiaries, a corresponding valuation allowance has been established to the extent that the Company has determined that net income attributable to certain jurisdictions may not be sufficient to realize the benefit. See Note 14 “Income Taxes” for additional details.
Derivative Financial Instruments
The Company holds derivative financial instruments consisting of interest rate swaps which are designated as cash flow hedges. See discussion of the Company’s accounting policies relating to its derivative financial instruments, including fair value measurements, in Note 6 “Financial Instruments and Fair Value Measurements.”

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation
The functional currency for the Company’s U.K. subsidiaries is GBP (£) and for the Brazil subsidiaries is BRL (R$). All assets and liabilities of foreign subsidiaries are translated into USD using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The gains and losses resulting from translation adjustments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity.
Earnings Per Share
See discussion of the Company’s earnings per share calculation in Note 5 “Earnings Per Share.”
Advertising
The Company expenses the costs of advertising as incurred. Advertising expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations and totaled $75.2 million for both years ended December 31, 2019 and 2018, respectively and $74.1 million for the year ended 2017. The Company receives advertising assistance from certain automobile manufacturers which the Company is required to spend on qualified advertising and which is subject to audit and chargeback by the manufacturer. The assistance is accounted for as a reduction to SG&A expenses as earned and amounted to $15.4 million, $14.8 million and $15.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The following table sets forth manufacturers with greater than 10% of the Company’s total new vehicle unit sales during the year ended December 31, 2019:

Manufacturer	Percentage of New Vehicle Retail Units Sold
Toyota/Lexus	24.7%
Volkswagen/Audi/Porsche/SEAT/SKODA	14.1%
BMW/MINI	12.0%
Honda/Acura	10.7%
Ford/Lincoln	10.4%

The Company receives reimbursement for rebates, incentives and other earned credits from manufacturers. As of December 31, 2019, the Company was due $124.0 million from various manufacturers (see Note 7 “Receivables, Net”).
Statements of Cash Flows
With respect to all new vehicle floorplan borrowings, the vehicle manufacturers draft the funds directly from the Company’s credit facilities with no cash flow to or from the Company. With respect to borrowings for used vehicle financing in the U.S., the Company finances up to 85% of the value of the used vehicle inventory and the borrowed funds flow from the lender directly to the Company. In the U.K. and Brazil, the Company chooses which used vehicles to finance and the borrowings flow directly to the Company from the lender.
All borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers (excluding the cash flows from or to manufacturer affiliated lenders participating in the Company’s syndicated lending group under the Revolving Credit Facility as defined in Note 12 “Floorplan Notes Payable”) are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. All borrowings from, and repayments to, the Company’s credit facilities (including the cash flows from or to manufacturer affiliated lenders participating in the Revolving Credit Facility) are presented within Cash Flows from Financing Activities. See Note 18 “Cash Flow Information” for additional details.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
See discussion of the Company’s share-based payment awards and related accounting policies in Note 4 “Stock-Based Compensation Plans.”
Self-Insured Medical, Property and Casualty Reserves
The Company purchases insurance policies for worker’s compensation, liability, auto physical damage, property, pollution, employee medical benefits and other risks and maintains reserves for liabilities related to its self-insured portions.
With the assistance of a third-party actuary, the Company estimates these reserves using historical claims experience adjusted for loss trending and loss development factors, which are compiled at least on an annual basis. In the interim, the Company reviews the estimates within the study and monitors actual experience for unusual variances.
As of December 31, 2019 and 2018, the Company had accrued $24.4 million and $24.0 million for its estimated reserves related to self-insured liabilities, respectively.
Recent Accounting Pronouncements
Accounting for Leases
In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), that amends the accounting guidance on leases. The standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Company adopted this ASU and all subsequent amendments on January 1, 2019, using the optional transition method applied to leases existing at January 1, 2019, with no restatement of comparative periods. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting policies under ASC Topic 840, Leases (“ASC 840”).
The Company elected the package of practical expedients available under the transition guidance within Topic 842, which among other things, permits the Company to carry forward its historical lease classification. The Company also elected other practical expedients under the transition guidance to (i) not record leases with an initial term of 12 months or less on the balance sheet for all asset classes; (ii) not apply hindsight when determining its lease terms or assessing impairment of its ROU assets during transition; and (iii) combine and account for both lease and non-lease components as a single component for all asset classes, except dealership operating assets. For the Company’s dealership operating leases, the Company elected to separate lease and non-lease components and have allocated the consideration between the lease and non-lease components based on the estimated fair value of the leased component.
Upon adoption of Topic 842, the Company recognized ROU assets and lease liabilities based on the present value of its remaining minimum rental payments for existing operating leases as of the adoption date, utilizing the Company’s applicable incremental borrowing rate also as of the adoption date. The adoption of Topic 842 resulted in the Company recognizing $222.6 million of operating ROU assets and $236.7 million of operating lease liabilities as of January 1, 2019. The difference between ROU assets and lease liabilities is primarily due to the recognition of a $6.1 million cumulative-effect adjustment, net of deferred tax impact, to retained earnings as of January 1, 2019 resulting from the impairment of certain operating ROU assets upon the adoption of Topic 842. The remaining difference between the ROU assets and lease liabilities is primarily the result of prepaid rent. The Company’s accounting for its finance leases, previously termed as capital leases under ASC 840, remained substantially unchanged. The adoption of Topic 842 had no material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows. During the year ended December 31, 2019, the Company recognized a ROU asset impairment charge of $1.4 million. For further details, see Note 10 “Leases.”
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendment in this update replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The standard will be effective for fiscal years beginning after December 15, 2019.
Upon adoption of the standard on January 1, 2020, the Company expects that, based on current expectations, its allowance for credit losses will be less than $1.5 million, and will be calculated primarily based on a loss-rate method. Under the existing standard, the Company’s reserve is primarily based on an aging schedule and is within the range above. The ultimate impact upon adoption will depend on the characteristics of the Company’s portfolios, economic conditions and forecasts, and the finalized validation of models and methodologies, as well as other management judgments.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. REVENUES
The Company’s material revenue streams are the sale of new and used vehicles; the sale of vehicle parts; the performance of maintenance and repair services; and the arrangement of vehicle financing and the sale of service and other insurance contracts. Revenue recognition for each of these streams is discussed below. With respect to the cost of freight and shipping from the Company’s dealerships to its customers, its policy is to recognize such cost within cost of sales in the Consolidated Statements of Operations. Also, with respect to taxes assessed by governmental authorities that are imposed upon new and used vehicle sales transactions and collected by the Company from its customers, the Company’s policy is to exclude such amounts from revenues.
On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. The Company recognized an after-tax cumulative-effect adjustment to retained earnings of $4.8 million for maintenance and repair services and $6.6 million for the arrangement of associated vehicle financing and the sale of service and insurance contracts as of the date of adoption. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting policies under Topic 605, Revenue Recognition.
The following tables present the Company's revenues disaggregated by its geographical segments (in millions):

	Year Ended December 31, 2019
	U.S.	U.K.	Brazil	Total
New vehicle retail sales	$4,832.2	$1,195.1	$286.8	$6,314.1
Used vehicle retail sales	2,509.9	771.3	85.4	3,366.6
Used vehicle wholesale sales	174.5	162.3	18.3	355.2
Total new and used vehicle sales	7,516.6	2,128.7	390.6	10,035.9
Parts and service sales (1)	1,234.4	227.9	47.6	1,510.0
Finance, insurance and other, net (2)	433.2	57.0	7.6	497.9
Total revenues	$9,184.2	$2,413.7	$445.9	$12,043.8

	Year Ended December 31, 2018
	U.S.	U.K.	Brazil	Total
New vehicle retail sales	$4,682.8	$1,217.1	$281.4	$6,181.4
Used vehicle retail sales	2,307.0	771.7	87.4	3,166.1
Used vehicle wholesale sales	178.9	173.8	16.9	369.6
Total new and used vehicle sales	7,168.7	2,162.6	385.7	9,717.0
Parts and service sales (1)	1,153.3	217.6	46.0	1,416.9
Finance, insurance and other, net (2)	401.3	57.2	9.0	467.5
Total revenues	$8,723.3	$2,437.4	$440.7	$11,601.4

	Year Ended December 31, 2017
	U.S.	U.K.	Brazil	Total
New vehicle retail sales	$4,768.9	$1,092.6	$296.1	$6,157.5
Used vehicle retail sales	2,160.7	546.3	92.0	2,799.0
Used vehicle wholesale sales	250.7	136.8	12.7	400.2
Total new and used vehicle sales	7,180.2	1,775.7	400.7	9,356.7
Parts and service sales	1,124.4	165.8	47.9	1,338.0
Finance, insurance and other, net	376.0	44.5	8.5	429.0
Total revenues	$8,680.6	$1,986.0	$457.2	$11,123.7
(1) The Company has applied the optional exemption not to disclose revenue related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) Includes variable consideration recognized of $19.5 million and $18.7 million during the years ended December 31, 2019 and 2018, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Arrangement of Vehicle Financing and the Sale of Service and Other Insurance Contracts for further discussion of these arrangements.
New and Used Vehicle Sales
Revenue from the sale of new and used vehicles is recognized upon delivery of the vehicle to the customer, which is the point at which transfer of control occurs and when the performance obligation is satisfied. In some cases, the Company uses a third-party auction as an agent to facilitate delivery of used vehicles to the customer.
The transaction price for new and used vehicle sales is the stand-alone sales price of each individual vehicle and is generally settled within 30 days of the satisfaction of the performance obligation.
Parts Sales
Revenue from the sale of vehicle parts is recognized upon delivery of the parts to the customer, which is the point at which transfer of control occurs and when the performance obligation is satisfied.
The transaction price for vehicle parts sales is the stand-alone sales price of each individual part and is generally settled within 30 days of the satisfaction of the performance obligation.
Maintenance and Repair Services
The Company performs maintenance and repair services, including collision restoration, and revenue is recognized upon completion of the services, which occurs over time. The Company has an enforceable right to payment in certain jurisdictions, and as such, the transfer of control of vehicle maintenance and repair services and satisfaction of the performance obligation to its customer occurs over time. The Company uses the input method for the measurement of progress and recognition of revenue, utilizing labor hours and parts applied to the customer vehicle to estimate the services performed for which the Company has an enforceable right to payment. The Company believes this method is the most objective measure of progress and provides a faithful depiction of the Company’s transfer of services to the customer.
The transaction price for maintenance and repair services is the total of the labor and, if applicable, vehicle parts used in the performance of the service, as well as the margin above cost charged to the customer.
Arrangement of Vehicle Financing and the Sale of Service and Other Insurance Contracts
The Company receives commissions from F&I providers for the arrangement of vehicle financing and the sale of service and other insurance products. Within the context of these contracts with the F&I providers, the Company has determined that it is an agent for the F&I providers.
The Company has a single performance obligation associated with the F&I contracts, which is the facilitation of the financing of the vehicle or sale of the insurance product. Revenue from these contracts is recognized when the finance or insurance contract is executed with the purchaser and when the performance obligation is satisfied.
With regards to the upfront commission for these contracts, the transaction price is the amount earned for each individual contract executed and is generally collected within 30 days of the satisfaction of the performance obligation.
Charge backs
The Company may be charged back in the future for unearned financing, insurance contract or vehicle service contract fees in the event of early termination of the contracts by customers. A reserve for future amounts estimated to be charged back, representing variable consideration, is recorded as a reduction of Finance, insurance and other, net in the Consolidated Statements of Operations. The reserve is estimated based on the Company’s historical charge back results and the termination provisions of the applicable contracts, and was $49.7 million and $46.4 million at December 31, 2019 and 2018, respectively.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retrospective commissions and associated contract assets
In some cases, the Company also earns retrospective commission income by participating in the future profitability of the portfolio of product contracts sold by the Company. This contingent consideration is variable and is generally settled over five to seven years from the satisfaction of the performance obligation. The Company utilizes the “expected value” method to predict the amount of consideration to which the Company will be entitled, subject to constraint in the estimate. The estimated amount under the expected value method is accrued upfront when the product contract is executed with the end user, which is when the performance obligation is satisfied. The estimated amount is reflected as a contract asset within Other current assets and Other long-term assets in the Consolidated Balance Sheets until the right to such consideration becomes unconditional, at which time amounts due are reclassified to accounts receivable. Changes in the estimated amount of variable consideration to be ultimately realized are adjusted through revenue.
The change in contract assets during the year ended December 31, 2019 is reflected in the table below (in millions):

F&I, net
Contract Assets, January 1, 2019	$14.6
Changes related to revenue recognition during the period	19.5
Invoiced during the period	(12.5)
Contract Assets, December 31, 2019	$21.6

3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
As described in Note 1 “Business and Summary of Significant Accounting Policies,” the Company accounts for business combinations under the acquisition method of accounting, under which the Company allocates the purchase price to the assets and liabilities assumed based on an estimate of fair value.
During the year ended December 31, 2019, the Company acquired four dealerships representing six franchises in the U.S. and four dealerships representing five franchises in the U.K. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, totaled $143.2 million. The Company also opened one dealership representing one franchise in the U.S. and two dealerships representing three franchises in the U.K.
During the year ended December 31, 2018, the Company acquired four dealerships representing four franchises in the U.S., five dealerships representing eight franchises in the U.K. and one dealership representing one franchise in Brazil. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, totaled $140.4 million, including $5.1 million of cash received. The Company also opened one dealership representing one franchise in the U.S., added one franchise and opened one additional dealership representing one franchise in the U.K. and opened one dealership representing one franchise in Brazil.
During the year ended December 31, 2017, the Company acquired three dealerships representing four franchises in the U.S. and 12 dealerships representing 14 franchises in the U.K. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, totaled $120.3 million, including $11.2 million of cash received. The Company also opened one dealership representing one franchise in the U.S. and one dealership representing one franchise in the U.K.
Dispositions
During the year ended December 31, 2019, the Company’s dispositions included four dealerships representing seven franchises and two terminated franchises in the U.S., three dealerships representing four terminated franchises in the U.K. and one dealership representing one franchise in Brazil. The Company recorded a net pre-tax gain totaling $5.0 million related to these dispositions.
During the year ended December 31, 2018, the Company’s dispositions included two dealerships representing three franchises and one terminated franchise in the U.S. and one dealership representing one franchise and one terminated franchise in the U.K. The Company recorded a net pre-tax gain totaling $24.4 million related to these dispositions.
During the year ended December 31, 2017, the Company’s dispositions included one dealership representing one franchise in the U.K. and two dealerships representing two franchises in Brazil.
The Company’s dispositions generally consist of dealership assets and related real estate. Gains and losses on dispositions are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. STOCK-BASED COMPENSATION PLANS
Under the Company’s 2014 Long Term Incentive Plan (the “Incentive Plan”), the Company currently grants RSAs, RSUs (also referred to as “Phantom Stock”) and performance awards to Company employees and non-employee directors. The aggregate maximum number of shares that may be issued or transferred under the Incentive Plan is 1.2 million. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2019, there were 0.6 million shares available for issuance under the Incentive Plan.
Restricted Stock Awards
The Company grants RSAs to employees and non-employee directors, at no cost to the recipient. RSAs qualify as participating securities as each award contains non-forfeitable rights to dividends. As such, the two-class method is required for the computation of EPS. RSAs contain voting rights and are accounted for as outstanding when granted. See Note 5 “Earnings Per Share” for further details. RSAs are subject to vesting periods of up to five years and are considered outstanding at the date of grant. Compensation expense for RSAs is calculated based on the market price of the Company’s common stock at the date of grant and recognized over the requisite vesting period on a straight-line basis. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate. The Company issues new shares of common stock or treasury shares, if available, when RSAs vest.
The following table summarizes information about RSAs for 2019:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	681,800	$71.60
Granted	257,199	$65.92
Vested	(225,753)	$69.87
Forfeited	(39,040)	$68.72
Nonvested at December 31, 2019	674,206	$70.19

The total fair value of RSAs which vested during the years ended December 31, 2019, 2018 and 2017, was $15.8 million, $15.2 million and $19.2 million, respectively.
Restricted Stock Units
Under the Incentive Plan, the Company grants to non-employee directors, at their election, RSUs, at no cost to the recipient. RSUs are vested 100% at the time of grant, and settled on the date of the directors “separation of service”, as such term is defined in IRS code §1.409A-1(h), and generally includes departure due to either death, disability, or retirement. RSUs convey no voting rights, and therefore are not considered outstanding when granted. Granted RSUs participate in dividends, however the dividends are not payable until the directors separation of service with the Company. In the event a director terminates his or her directorship with the Company for reasons other than defined above, the RSUs granted and any accrued dividends will be forfeited.
Prior to January 1, 2019, RSUs settled in shares of the Company’s common stock. Effective January 1, 2019, RSUs will settle in a lump sum cash payment equal to the to the average of the Company’s high and low stock price on the separation of service date (no stock is issued) and constitute liability instruments, which require remeasurements to fair value each reporting period. On January 2, 2019, 10,689 cash-settled RSUs were granted with a weighted average grant-date fair value of $53.33 per share. At December 31, 2019, the vested and unpaid cash-settled RSUs were measured at $100.25 per share. The changes in fair value as a result of the changes in the Company’s stock price is recognized though stock-based compensation expense.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Awards
During the year ended December 31, 2019 under the Incentive Plan, the Company granted 30,555 performance awards to certain employees at no cost to the recipient. The weighted average grant date fair value of these awards was $65.83 per share. The performance awards do not qualify as participating securities. The performance awards contain both performance and market conditions to be evaluated over a two-year performance period and are subject to vesting over a three-year service period. Based on the performance criteria, up to 200% of the granted shares may be earned. Compensation expense for the awards with performance conditions is calculated based on the market price of the Company’s common stock at the date of grant and the forecasted achievement of such performance conditions and is recognized over the requisite service period. Compensation expense for the awards with market conditions is calculated based upon the fair value of the award on the date of grant and is recognized over the requisite service period. All performance awards remained unvested as of December 31, 2019.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of December 31, 2019, there were 848,511 shares available for issuance under the Purchase Plan. During the years ended December 31, 2019, 2018 and 2017, the Company issued 142,576, 148,007, and 123,448 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
The weighted average per share fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $16.00, $15.15, and $16.51 during the years ended December 31, 2019, 2018 and 2017, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option. Cash received from Purchase Plan purchases was $8.6 million, $7.6 million and $7.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Employees can contribute a maximum of 10% of their compensation, up to a maximum of $25,000 annually under the Purchase Plan.
Stock-Based Compensation
Total stock-based compensation cost was $19.9 million, $18.7 million, and $18.9 million with an associated tax benefit recognized of $3.5 million, $3.4 million, and $5.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Stock-based compensation for the year ended December 31, 2019 included $1.1 million related to cash-settled RSUs.
As of December 31, 2019, there was $33.4 million of total unrecognized compensation cost related to stock-based compensation plans which is expected to be recognized over a weighted-average period of 3.3 years.
5. EARNINGS (LOSS) PER SHARE
The two-class method is utilized for the computation of the Company’s EPS. The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends. The Company’s RSAs are participating securities. Income allocated to these participating securities is excluded from net earnings available to common shares, as shown in the table below. Basic EPS is computed by dividing net income available to basic common shares by the weighted average number of basic common shares outstanding during the period. Diluted EPS is computed by dividing net income available to diluted common shares by the weighted average number of dilutive common shares outstanding during the period.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the calculation of EPS for the years ended December 31, 2019, 2018, and 2017 (in millions, except share and per share data):

	Years Ended December 31,
	2019	2018	2017
Weighted average basic common shares outstanding	17,917,195	19,452,560	20,419,858
Dilutive effect of stock awards and employee stock purchases, net of assumed repurchase of treasury stock	18,879	8,492	5,041
Weighted average dilutive common shares	17,936,074	19,461,052	20,424,899
Basic:
Net income (loss)	$174.0	$157.8	$213.4
Less: Earnings (loss) allocated to participating securities	6.4	5.4	7.5
Net income (loss) available to basic common shares	$167.6	$152.4	$205.9
Basic earnings (loss) per common share	$9.35	$7.83	$10.08
Diluted:
Net income (loss)	$174.0	$157.8	$213.4
Less: Earnings (loss) allocated to participating securities	6.4	5.4	7.5
Net income (loss) available to diluted common shares	$167.6	$152.4	$205.9
Diluted earnings (loss) per common share	$9.34	$7.83	$10.08

6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value and fair value of the Company’s fixed rate long-term debt were as follows at the dates indicated (in millions):

	December 31, 2019		December 31, 2018
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
5.00% Senior Notes	$546.4	$559.5	$545.0	$521.6
5.25% Senior Notes	298.0	309.7	297.5	286.5
Real estate related	40.7	41.1	79.7	76.2
Total	$885.1	$910.3	$922.2	$884.3
(1)Carrying value includes unamortized discount and excludes debt issuance costs
Investments
The Company maintains investment balances with certain financial institutions in Brazil that provide credit facilities for the financing of new, used and rental vehicle inventories. The investment balances bear interest at a variable rate and are redeemable by the Company in the future under certain conditions. The investment balances totaled $4.3 million and $2.8 million as of December 31, 2019 and December 31, 2018, respectively, which the Company has classified as restricted cash within Other long-term assets in its Consolidated Balance Sheets. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices that are observable or that can be corroborated by observable data by correlation (Level 2). See Note 18 “Cash Flow Information” for further details regarding the Company’s investment balances.
Derivative financial instruments
The Company holds derivative financial instruments consisting of interest rate swaps which are designated as cash flow hedges. The related gains or losses on these interest rate swaps are deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss). The deferred gains or losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of the positions are recognized as Floorplan interest expense or Other interest expense, net, in the Consolidated Statements of Operations. The Company had no gains or losses related to ineffectiveness recognized in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.
As of December 31, 2019, the Company held 18 interest rate swaps in effect with a total notional value of $546.2 million that fixed its underlying one-month LIBOR at a weighted average rate of 2.2%. The Company also held eight interest rate swaps with forward start dates beginning December 2020, that had an aggregate notional value of $450.0 million with a weighted average interest rate of 1.7% as of December 31, 2019. The maturity dates of the Company’s interest rate swaps range between December 2020 and December 2030.
The Company’s interest rate swaps are measured at fair value utilizing the option-pricing Black-Scholes present value technique. This technique utilizes a one-month LIBOR forward yield curve matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The fair value of the interest rate swaps also considers the credit risk of the Company for instruments in a liability position or the counterparty for instruments in an asset position. The credit risk is calculated using the spread between the one-month LIBOR yield curve and the relevant interest rate according to Standard and Poor’s. The inputs to the fair value measurements reflect level 2 inputs.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities associated with the Company’s interest rate swaps as reflected in the Consolidated Balance Sheets were as follows (in millions):

	December 31,
	2019	2018
Assets from interest rate risk management activities:
Other current assets	$—	$0.4
Other long-term assets	1.9	13.1
Total	$1.9	$13.5
Liabilities from interest rate risk management activities:
Accrued expenses and other current liabilities	$2.8	$0.1
Other liabilities	4.4	1.7
Total	$7.2	$1.8

Included in Accumulated other comprehensive income (loss) as of December 31, 2019 and 2018, were unrealized gains (losses), net of income taxes, totaling $(4.1) million and $8.9 million, respectively, related to the Company’s interest rate swaps.
The following tables present the impact of the Company’s interest rate swaps (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2019	2018	2017
Interest rate swaps	$(13.3)	$6.5	$1.0

	Amount of Income (Loss) Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Income (Loss) Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Years Ended December 31,
	2019	2018	2017
Floorplan interest expense, net	$(0.4)	$(4.7)	$(10.3)
Other interest expense, net	$0.1	$(0.5)	$(1.9)

The net amount of loss expected to be reclassified out of other comprehensive income (loss) into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $2.8 million.
7. RECEIVABLES, NET
The Company’s accounts and notes receivable consisted of the following (in millions):

	December 31,
	2019	2018
Amounts due from manufacturers	$124.0	$105.1
Parts and service receivables	57.0	51.9
Finance and insurance receivables	28.3	26.4
Other	18.6	13.7
Total accounts and notes receivable	227.9	197.2
Less: allowance for doubtful accounts	2.8	3.2
Accounts and notes receivable, net	$225.1	$194.0

The Contracts-in-transit and vehicle receivables, net balance of $253.8 million and $265.7 million as of December 31, 2019 and December 31, 2018, respectively, within the Consolidated Balance Sheets, included an allowance for doubtful accounts of $0.3 million and $0.3 million as of December 31, 2019 and December 31, 2018, respectively.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. INVENTORIES, NET
The Company’s inventories, net, consisted of the following (in millions):

	December 31,
	2019	2018
New vehicles (1), (2)	$1,328.6	$1,274.3
Used vehicles (1)	346.7	347.4
Rental vehicles	140.9	142.9
Parts, accessories and other (1)	85.5	79.4
Total inventories, net	$1,901.7	$1,844.1
(1) The lower of specific cost or net realizable value reserves reduced total inventory cost by $9.7 million and $8.5 million at December 31, 2019 and 2018, respectively.
(2) Interest assistance from certain manufacturers reduced inventory costs by $10.7 million and $9.7 million at December 31, 2019 and 2018, respectively, and reduced cost of sales by $49.1 million, $47.3 million and $48.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Refer to Note 1 “Business and Summary of Significant Accounting Policies” for further discussion of the Company’s accounting policy for inventories.
9. PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment consisted of the following (in millions):

	December 31,
	2019	2018
Land	$571.3	$487.6
Buildings	849.9	727.8
Leasehold improvements	217.8	189.2
Machinery and dealership equipment	138.2	125.9
Office equipment, furniture and fixtures	118.5	109.3
Company vehicles	15.1	12.3
Construction in progress	36.5	43.0
Total	1,947.3	1,695.2
Less: accumulated depreciation and amortization	400.2	347.3
Property and equipment, net	$1,547.1	$1,347.8

For the year ended December 31, 2019, the Company recognized $1.3 million and $0.5 million in asset impairment charges related to property and equipment in the Company’s U.S. and Brazil segments, respectively. For the years ended December 31, 2018 and 2017, the Company recognized $5.1 million and $0.2 million, respectively, in asset impairment charges related to property and equipment in the Company’s U.S. segment. Property and equipment impairment charges are reflected in Asset impairments in the Consolidated Statements of Operations.
Depreciation and amortization expense, including amortization of finance leases, totaled $71.6 million, $67.1 million and $57.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 10 “Leases” for discussion of finance leases.
The Company capitalized $1.3 million, $1.3 million, and $1.6 million of interest on construction projects in 2019, 2018 and 2017, respectively.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. LEASES
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
The Company performs interim reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the year ended December 31, 2019, the Company recognized a ROU asset impairment charge of $1.4 million relating to certain operating leases within the U.K. segment. The impairment charge was recognized within Asset impairments in the Company's Consolidated Statements of Operations.
Additional information regarding the Company’s operating and finance leases is as follows (in millions, except for lease term and discount rate information):

Leases	Balance Sheet Classification	December 31, 2019
Assets:
Operating	Operating lease assets	$220.1
Finance	Property and equipment, net	75.5
Total		$295.5
Liabilities:
Current:
Operating	Current operating lease liabilities	$24.6
Finance	Current maturities of long-term debt	6.6
Noncurrent:
Operating	Operating lease liabilities, net of current portion	210.7
Finance	Long-term debt, net of current maturities	76.3
Total		$318.3

Lease Expense	Income Statement Classification	Year Ended December 31, 2019
Operating	Selling, general and administrative expenses	$40.1
Operating	Asset impairments	1.4
Variable	Selling, general and administrative expenses	2.3
Sublease income	Selling, general and administrative expenses	(1.5)
Finance:
Amortization of lease assets	Depreciation and amortization expense	5.5
Interest on lease liabilities	Other interest expense, net	4.8
Net lease expense		$52.6

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2019
Maturities of Lease Liabilities	Operating Leases	Finance Leases
2020	$37.3	$12.7
2021	38.7	9.6
2022	34.4	9.2
2023	31.4	7.7
2024	27.1	22.4
Thereafter	169.4	62.3
Total lease payments	338.3	123.9
Less: Interest	(103.0)	(40.9)
Present value of lease liabilities	$235.4	$83.0

Weighted-Average Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease terms:
Operating	11.0
Financing	11.8
Weighted-average discount rates:
Operating	6.1%
Financing	7.2%

Other Information	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$41.6
Operating cash flows used in finance leases	$4.8
Financing cash flows used in finance leases	$3.8
ROU assets obtained in exchange for lease obligations:
Operating leases, initial recognition	$34.0
Operating leases, modifications and remeasurements	$(9.1)
Finance leases, initial recognition	$29.6
Finance leases, modifications and remeasurements	$8.2

11. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
As discussed in Note 1 “Business and Summary of Significant Accounting Policies,” the Company evaluates its intangible assets, consisting entirely of indefinite-lived franchise rights and goodwill assets, for impairment annually, or more frequently if events or circumstances indicate possible impairment. In the third quarter of 2019, the ongoing uncertainty related to the ultimate resolution of the Referendum of the U.K.’s Membership of the EU advising for Brexit, continued to generate much uncertainty in the U.K., as well as in global markets. During the three months ended September 30, 2019, as a result of increased uncertainty in the U.K. regarding the outcome and timing of Brexit and the related impact on the Company’s U.K. new vehicle business and certain U.S. dealerships identified in its third quarter review, the Company identified circumstances indicating possible impairment of certain franchise rights, requiring a quantitative assessment as of August 31, 2019. In estimating fair value, the Company used a discounted cash flow model, or income approach, specifically the excess earnings method. Significant inputs to the model included changes in revenue growth rates, future gross margins, future SG&A expenses, terminal growth rates and the WACC. Based on the results of the Company's assessment, the Company determined that the fair value of the franchise rights on seven of its U.K. dealerships and one of its U.S. dealerships were below their respective carrying values. This resulted in franchise rights impairment charges of $5.6 million in the U.K segment and $3.0 million in the U.S. segment. The impairment charges were recognized within Asset impairments in the Company's Consolidated Statements of Operations.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company performed its annual impairment assessment of the carrying value of its goodwill and intangible franchise rights as of October 31, 2019. For the goodwill test, the Company elected to perform a qualitative assessment of each of its reporting units and determined that it was not more likely than not that the fair value of the reporting unit was less than its respective carrying amount. Thus, no goodwill impairment was recorded for the year ended December 31, 2019. The Company elected to perform a qualitative assessment as of October 31, 2019 to determine whether it was more likely than not that the carrying value of the franchise rights were more than their respective fair values. Based on the results of the qualitative assessment, the Company identified circumstances indicating possible impairment of certain of its franchise rights, requiring a quantitative assessment as of October 31, 2019, which was performed using the same methodology discussed above as of August 31, 2019. This resulted in additional franchise rights impairment charges of $10.4 million in the U.S. segment during the fourth quarter of 2019.
During the years ended December 31, 2019 and 2018, the Company recorded additional indefinite-lived intangible franchise rights associated with acquisitions of $12.1 million and $11.5 million, respectively, in the U.S segment. During the year ended December 31, 2018, the Company recorded additional indefinite-lived intangibles associated with acquisitions of $8.4 million, in the U.K. segment.
See Note 3 “Acquisitions and Dispositions” for additional discussion.
The following table presents the Company’s intangible franchise rights balances by reportable segment as of December 31, 2019 and 2018 (in millions):

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
Balance, December 31, 2018	$224.4	$35.1	$0.1	$259.6
Balance, December 31, 2019	$223.1	$30.4	$0.1	$253.5

The following is a roll-forward of the Company’s goodwill accounts by reportable segment (in millions):

	Goodwill
	U.S.	U.K.	Brazil	Total
Balance, December 31, 2017 (1)	$835.3	$65.0	$12.7	$913.0
Additions through acquisitions	39.7	28.5	4.3	72.5
Disposals	(13.4)	—	—	(13.4)
Currency translation	—	(5.9)	(2.3)	(8.2)
Balance, December 31, 2018 (1)	$861.6	$87.6	$14.7	$963.9
Additions through acquisitions	42.0	1.3	—	43.3
Disposals	(1.3)	—	(0.3)	(1.6)
Currency translation	—	3.2	(0.5)	2.7
Balance, December 31, 2019 (1)	$902.3	$92.1	$13.9	$1,008.3

(1) Net of accumulated impairments of $97.8 million

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	December 31,
	2019	2018
Revolving credit facility - floorplan notes payable	$1,206.0	$1,251.4
Revolving credit facility - floorplan notes payable offset account	(106.8)	(33.6)
Revolving credit facility - floorplan notes payable, net	1,099.1	1,217.8
Other non-manufacturer facilities	45.3	41.1
Floorplan notes payable - credit facility and other, net	$1,144.4	$1,258.8

FMCC facility	$208.5	$160.8
FMCC facility offset account	(4.1)	(0.1)
FMCC facility, net	204.5	160.7
Other manufacturer affiliate facilities	255.4	257.1
Floorplan notes payable - manufacturer affiliates, net	$459.9	$417.8

Floorplan Notes Payable - Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $1.8 billion revolving syndicated credit arrangement that matures on June 27, 2024 (“Revolving Credit Facility”). The Revolving Credit Facility consists of two tranches: (i) a $1.75 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“Floorplan Line”), which had an outstanding balance, net of offset account discussed below, of $1.1 billion, as of December 31, 2019 reported in Floorplan notes payable - credit facility and other, net; and (ii) a $360.0 million maximum capacity and $50.0 million minimum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified as long-term debt in Long-term debt, net of current maturities - see Note 13 “Debt” for additional discussion. The capacity under these two tranches can be re-designated within the overall $1.8 billion commitment, subject to the aforementioned limits. The Acquisition Line includes a $100 million sub-limit for letters of credit. As of December 31, 2019 and 2018, the Company had $23.6 million and $25.4 million, respectively, in outstanding letters of credit.
In June, 2019, the Company amended the Revolving Credit Facility to extend the maturity date to June 27, 2024 and reduce the number of participating financial institutions to 23. Additionally, following the amendment, the Floorplan Line bears interest at rates equal to the LIBOR plus 110 basis points for new vehicle inventory and the LIBOR plus 140 basis points for used vehicle inventory. The Acquisition Line bears interest at LIBOR or a LIBOR equivalent plus 100 to 200 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
The weighted average interest rate on the Floorplan Line was 2.7% as of December 31, 2019, excluding the impact of the Company’s interest rate derivative instruments.
In conjunction with the Revolving Credit Facility, the Company has $4.7 million of related unamortized debt issuance costs as of December 31, 2019, which are included in Prepaid expenses and Other long-term assets in the Company’s Consolidated Balance Sheets and amortized over the term of the facility.
Under the Revolving Credit Facility, dividends are permitted to the extent that no event of default exists and the Company is in compliance with the financial covenants contained therein. The indentures governing the 5.00% and the 5.25% senior notes and certain mortgage term loans also contain restrictions on the Company’s ability to pay dividends and to repurchase shares of outstanding common stock. After giving effect to the applicable restrictions on share repurchases and certain other transactions under the debt agreements, the Company was limited to $152.0 million of such restrictions as of December 31, 2019.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Offset accounts
Offset accounts consist of immediately available cash used to pay down the Floorplan Line and the FMCC Facility, and therefore offset the respective outstanding balances in the Company’s Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
Floorplan Notes Payable - Manufacturer Affiliates
Ford Motor Credit Company Facility
The Company has a $300.0 million floorplan arrangement with Ford Motor Credit Company for financing of new Ford vehicles in the U.S. (“FMCC Facility”). This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 6.3% before considering the applicable incentives as of December 31, 2019.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S., U.K. and Brazil with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of December 31, 2019, borrowings outstanding under these facilities totaled $255.4 million, comprised of $113.9 million in the U.S. with annual interest rates ranging from 2.7% to 6.3%, $125.8 million in the U.K. with annual interest rates ranging from 1.4% to 4.3%, and $15.6 million in Brazil with annual interest rates ranging from 4.9% to 14.0%.
13. DEBT
Long-term debt, net of current maturities consisted of the following (in millions):

	December 31,
	2019	2018
5.00% Senior Notes aggregate principal (1)	$550.0	$550.0
5.25% Senior Notes aggregate principal (1)	300.0	300.0
Acquisition Line	72.5	31.8
Real estate related	453.3	420.8
Finance leases (2)	83.0	48.6
Other	42.8	33.6
Total debt	1,501.7	1,384.8
Less: unamortized discount on 5.00% notes & 5.25% notes	(5.6)	(7.4)
Less: unamortized debt issuance costs	(4.8)	(2.9)
Less: current maturities of long-term debt and short-term financing	(59.1)	(93.0)
Long-term debt, net of current maturities	$1,432.1	$1,281.5
(1) See Note 6 “Financial Instruments and Fair Value Measurements” for further discussion of the fair value.
(2) Balances as of December 31, 2018 were unchanged under the optional transition method applied as part of the implementation of Topic 842. See Note 1 “Business and Summary of Significant Accounting Policies” and Note 10 “Leases” for further information.
The aggregate annual maturities of long-term debt for the next five years, excluding unamortized discount and debt issuance costs, are as follows (in millions):

Total
Years Ended December 31,
2020	$58.2
2021	75.1
2022	598.7
2023	374.5
2024	152.8
Thereafter	242.4
Total	$1,501.7

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes
The Company has the following Senior Notes issued as of December 31, 2019 (amount in millions):

Description	Principal Amount	Maturity Date	Interest Payment Date
5.00% Senior Notes	$550.0	June 1, 2022	June 1, December 1
5.25% Senior Notes	$300.0	December 15, 2023	June 15, December 15

The Company, at its option, may redeem some or all of the Senior Notes at the redemption prices (expressed as percentages of principal amount of the notes) set forth below, plus accrued and unpaid interest.
5.00% Senior Notes

Redemption Period	Redemption Price
June 1, 2019 - May 31, 2020	101.250%
June 1, 2020 and thereafter	100.000%
5.25% Senior Notes

Redemption Period	Redemption Price
December 15, 2019 - December 14, 2020	102.625%
December 15, 2020 - December 14, 2021	101.313%
December 15, 2021 and thereafter	100.000%

The Company may be required to purchase the Senior Notes if it sells certain assets or triggers the change in control provisions defined in the senior notes indenture. The notes are senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future senior unsecured debt and senior in right of payment to all of its future subordinated debt. The Senior Notes are guaranteed by substantially all of the Company’s U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company’s U.S. subsidiary guarantor’s existing and future subordinated debt. The 5.00% Senior Notes were registered with the SEC in June 2015, which require the disclosure of condensed consolidated financial information as required by Rule 3-10 of Regulation S-X. See Note 20 “Condensed Consolidated Financial Information.”
Acquisition Line
The proceeds of the Acquisition Line are used for working capital, general corporate and acquisition purposes. As of December 31, 2019, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as described in Note 12 “Floorplan Notes Payable”), totaled $72.5 million. The interest rate on this facility was 1.95% as of December 31, 2019, representing the applicable rate for borrowings in GBP.
Real Estate Related
The Company has mortgage loans in the U.S., U.K. and Brazil that are paid in monthly installments. As of December 31, 2019, borrowings outstanding under these facilities totaled $453.3 million, gross of debt issuance costs, comprised of $361.5 million in the U.S., $75.2 million in the U.K. and $16.6 million in Brazil. The Company’s mortgage loans are secured by real property owned by the Company. The carrying values of the related collateralized real estate as of December 31, 2019 and 2018 was $436.2 million and $390.3, respectively. The Brazilian mortgages are additionally secured by a guarantee from the Company.
14. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. Income (loss) before income taxes by geographic area was as follows (in millions):

	Years Ended December 31,
	2019	2018	2017
Domestic	$227.9	$192.1	$206.6
Foreign	(0.6)	13.3	12.4
Total income (loss) before income taxes	$227.3	$205.4	$219.0

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. Generally effective January 1, 2018, the Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, and creating a territorial tax system that generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries.
Federal, state and foreign income tax (benefits) provisions were as follows (in millions):

	Years Ended December 31,
	2019	2018	2017
Federal:
Current	$30.9	$35.9	$44.9
Deferred	16.5	2.6	(46.9)
State:
Current	3.8	4.3	3.8
Deferred	4.0	0.9	3.9
Foreign:
Current	2.3	3.9	2.9
Deferred	(4.3)	—	(3.0)
(Benefit) provision for income taxes	$53.3	$47.6	$5.6
Actual income tax expense differed from income tax expense computed by applying the applicable U.S. federal statutory corporate tax rate of 21.0% in 2019 and 2018 and 35% in 2017 to income before income taxes, as follows (in millions):

	Years Ended December 31,
	2019	2018	2017
Provision at the U.S. federal statutory rate	$47.7	$43.1	$76.7
Increase (decrease) resulting from:
State income tax, net of benefit for federal deduction	5.2	3.6	4.5
Foreign income tax rate differential	0.9	(0.3)	(2.4)
Tax Credits	(1.1)	(1.3)	(0.9)
Changes in valuation allowances	(1.7)	3.4	0.6
Tax Act - Enactment date effect	—	(0.6)	(73.0)
Stock-based compensation	—	(0.1)	(0.1)
Uncertain tax benefits	0.7	0.4	0.8
Other	1.6	(0.7)	(0.5)
(Benefit) provision for income taxes	$53.3	$47.6	$5.6

For the year ended December 31, 2019, the Company recorded a tax provision of $53.3 million. The Company recognizes the tax on GILTI as a period expense in the period the tax is incurred. Under this policy, the Company has not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period. For the year ended December 31, 2019, the Company estimated it has no GILTI tax liability.
The Company's 2019 effective income tax rate was more than the U.S. federal statutory rate of 21.0%, due primarily to: (1) the taxes provided for in U.S. state jurisdictions; and (2) valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states, partially offset by: (1) reduced valuation allowances provided for net operating losses in Brazil; and (2) tax credits. As a result of these items recorded in 2019 compared to the 2018 items discussed below, the effective tax rate for the year ended December 31, 2019 increased to 23.4%, as compared to 23.2% for the year ended December 31, 2018.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's 2018 effective income tax rate was more than the U.S. federal statutory rate of 21.0%, due primarily to: (1) the taxes provided for in U.S. state jurisdictions; and (2) valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil, partially offset by: (1) income generated in the U.K., which is taxed at a 19.0% statutory rate; (2) employment tax credits; and (3) the enactment date adjustments from the Tax Act. As a result of these items recorded in 2018 compared to the 2017 items discussed below, the effective tax rate for the year ended December 31, 2018 increased to 23.2%, as compared to 2.5% for the year ended December 31, 2017.
During 2017, the Company recorded a tax provision of $5.6 million. This included the tax benefit for the deferred tax impact of the Tax Act noted above, as well as excess tax deductions for restricted stock resulting from the adoption of ASU 2016-09, which were partially offset by certain expenses for stock-based compensation recorded in 2017 that were non-deductible for income tax purposes. For the year ended December 31, 2017, the Company also provided valuation allowances with respect to deferred tax assets primarily relating to goodwill and net operating losses of certain Brazil subsidiaries, as well as state net operating losses in the U.S., based on expectations concerning their realizability. As a result of these items, the effective tax rate for the year ended December 31, 2017 was 2.5%.
Deferred income tax provisions resulted from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets/liabilities resulted principally from the following (in millions):

	December 31,
	2019	2018
Deferred tax assets:
Loss reserves and accruals	$42.8	$41.8
Interest rate swaps	1.3	—
U.S. state net operating loss (“NOL”) carryforwards	38.2	17.9
Depreciation expense	—	0.4
Foreign NOL carryforwards	37.6	37.6
Operating lease liabilities	55.5	—
Other	1.5	0.1
Deferred tax assets	176.9	97.8
Valuation allowance on deferred tax assets	(69.7)	(52.3)
Net deferred tax assets	$107.2	$45.6
Deferred tax liabilities:
Goodwill and intangible franchise rights	$(135.1)	$(123.7)
Depreciation expense	(68.0)	(50.2)
Interest rate swaps	—	(2.8)
Operating lease ROU assets	(45.4)	—
Other	—	(0.1)
Deferred tax liabilities	(248.5)	(176.7)
Net deferred tax liability	$(141.3)	$(131.1)

The classification of the Company’s net deferred tax liability within the Consolidated Balance Sheets is as follows (in millions):

	December 31,
	2019	2018
Deferred tax asset, included in Other long-term assets	$4.4	$3.6
Deferred tax liability, included in Deferred income taxes	(145.7)	(134.7)
Net deferred tax liability	$(141.3)	$(131.1)

As of December 31, 2019, the Company had state pre-tax NOL carryforwards in the U.S. of $620.1 million that will expire between 2020 and 2039, and foreign pre-tax NOL carryforwards of $113.2 million that may be carried forward indefinitely. To the extent that the Company expects that net income will not be sufficient to realize these NOLs in certain jurisdictions, a valuation allowance has been established.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes it is more likely than not that its deferred tax assets, net of valuation allowances provided, will be realized, based primarily on its expectation of future taxable income, considering future reversals of existing taxable temporary differences.
As of December 31, 2019, the Company had two controlled foreign corporations that own its foreign operations (the “Foreign Subsidiaries”). The Company has not provided for U.S. deferred taxes on the outside basis differences of its Foreign Subsidiaries, as the Company has taken the position that its investment in the Foreign Subsidiaries will be permanently reinvested outside the U.S. The book basis for one of the Company’s Foreign Subsidiaries that consists of the Company’s U.K. operations exceeded the tax basis by approximately $21.9 million, as of December 31, 2019. If a taxable event resulting in the recognition of these outside basis differences occurred, the resulting tax would not be material.
Based on the statutes of limitations in the applicable jurisdiction in which the Company operates, the Company is generally no longer subject to examinations by U.S. tax authorities in years prior to 2015, by U.K. tax authorities in years prior to 2015 and by Brazil tax authorities in years prior to 2014.
A reconciliation of the Company’s unrecognized tax benefits is as follows (in millions):

	2019	2018	2017
Balance at January 1	$1.6	$1.2	$—
Additions for current tax	1.0	0.6	1.2
Additions based on tax positions in prior years	—	—	—
Reductions for tax positions	—	—	—
Settlements with tax authorities	—	—	—
Reductions due to lapse of statutes of limitations	(0.2)	(0.1)	—
Balance at December 31	$2.4	$1.6	$1.2

Included in the balance of unrecognized tax benefits as of December 31, 2019, 2018 and 2017, are $2.1 million, $1.4 million and $1.0 million, respectively, of tax benefits that would affect the effective tax rate if recognized.
For the years ended December 31, 2019, 2018, and 2017 the Company recorded approximately $0.3 million, $0.2 million, $0.2 million, respectively, of interest and penalty related to its uncertain tax positions. Consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations.
15. EMPLOYEE SAVINGS PLANS
The Company has a deferred compensation plan to provide select employees and non-employee members of the Company’s Board of Directors with the opportunity to accumulate additional savings for retirement on a tax-deferred basis (“Deferred Compensation Plan”). Participants in the Deferred Compensation Plan are allowed to defer receipt of a portion of their salary, compensation or bonus, or in the case of the Company’s non-employee directors, annual retainer and meeting fees earned. The participants can choose from various defined investment options to determine their earnings crediting rate. However, the Company has complete discretion over how the funds are utilized. Participants in the Deferred Compensation Plan are unsecured creditors of the Company. The balances due to participants of the Deferred Compensation Plan as of December 31, 2019 and 2018 were $72.3 million and $61.9 million, respectively, with $3.3 million and $0.8 million classified as current for each respective period.
The Company offers a 401(k) plan to eligible employees and provides a matching contribution to employees that participate in the plan. For the years ended December 31, 2019 and 2018, the matching contributions paid by the Company totaled $6.6 million and $6.2 million, respectively.
16. COMMITMENTS AND CONTINGENCIES
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings
As of December 31, 2019, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows, including class action lawsuits. However, the results of current, or future, matters cannot be predicted with certainty and an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.
Other Matters
The Company sold a number of dealerships to third parties and as a condition to certain of those dispositions, remains liable for the remaining lease payments of such dealerships in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $38.6 million as of December 31, 2019. From time-to-time, in certain instances, the Company obtains collateral support for the rental obligations that the Company remains obligated upon sale of a dealership to a lessee. Total associated letters of credit issued on behalf of the lessee where the Company is the beneficiary, was $7.1 million as of December 31, 2019.
17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of Accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 were as follows (in millions):

	Year Ended December 31, 2019
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2018	$(146.7)	$8.9	$(137.8)
Other comprehensive income (loss) before reclassifications:
Pre-tax	3.9	(17.4)	(13.5)
Tax effect	—	4.1	4.1
Amounts reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	0.4	0.4
Other interest expense, net (pre-tax)	—	(0.2)	(0.2)
Provision (benefit) for income taxes	—	(0.1)	(0.1)
Net current period other comprehensive income (loss)	3.9	(13.0)	(9.2)
Balance, December 31, 2019	$(142.9)	$(4.1)	$(147.0)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2018
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2017	$(122.6)	$(0.7)	$(123.2)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(24.2)	8.6	(15.5)
Tax effect	—	(2.1)	(2.1)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Floorplan interest expense (pre-tax)	—	4.7	4.7
Other interest expense (pre-tax)	—	0.5	0.5
Realized (gain) loss on interest rate swap termination (pre-tax)	—	(0.7)	(0.7)
Provision (benefit) for income taxes	—	(1.2)	(1.2)
Net current period other comprehensive income (loss)	(24.2)	9.8	(14.4)
Tax effects reclassified from accumulated other comprehensive income (loss)	—	(0.2)	(0.2)
Balance, December 31, 2018	$(146.7)	$8.9	$(137.8)

	Year Ended December 31, 2017
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2016	$(137.6)	$(9.3)	$(146.9)
Other comprehensive income (loss) before reclassifications:
Pre-tax	15.1	1.7	16.7
Tax effect	—	(0.6)	(0.6)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Floorplan interest expense (pre-tax)	—	10.3	10.3
Other interest expense (pre-tax)	—	1.9	1.9
Provision (benefit) for income taxes	—	(4.6)	(4.6)
Net current period other comprehensive income (loss)	15.1	8.7	23.7
Balance, December 31, 2017	$(122.6)	$(0.7)	$(123.2)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. CASH FLOW INFORMATION
Cash, Cash Equivalents and Restricted Cash
The total amounts presented on the Company’s Consolidated Statements of Cash Flows include cash, cash equivalents and restricted cash. Restricted cash includes certain unsecured investment obligations with manufacturer-affiliated finance companies, which bear interest at a variable rate and are redeemable on demand by the Company. The following table reconciles cash and cash equivalents reported in the Company’s Consolidated Balance Sheets to the total amounts reported in the Company’s Consolidated Statements of Cash Flows (in millions):

	December 31,
	2019	2018
Cash and cash equivalents	$23.8	$15.9
Restricted cash, included in Other long-term assets	4.3	2.8
Total cash, cash equivalents and restricted cash	$28.1	$18.7

Non-cash Investing and Financing Activities
The Company accrued for purchases of property and equipment of $5.2 million and $9.2 million at December 31, 2019 and 2018, respectively. Additionally, the Company obtained ROU assets in exchange for lease obligations during the year ended December 31, 2019. See Note 10 “Leases” for supplemental information on lease liabilities.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate derivatives, was $125.3 million, $128.6 million and $117.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Cash paid for taxes, net of refunds, was $48.3 million, $40.8 million and $61.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
19. SEGMENT INFORMATION
As of December 31, 2019, the Company had three reportable segments: (1) U.S., (2) U.K., and (3) Brazil. The U.S. and Brazil segments are led by the President, U.S. and Brazilian Operations, and the U.K segment is led by a Managing Director, each reporting directly to the Company's Chief Executive Officer, who is the Chief Operating Decision Maker. The President, U.S. and Brazilian Operations, and the U.K Managing Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management. Each of the segments is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. The vast majority of the Company’s corporate activities are associated with the operations of the U.S. segment and therefore the corporate financial results are included within the U.S. segment.
Reportable segment revenues, depreciation and amortization expenses, floorplan interest expense, net, other interest expense, net, income (loss) before income taxes, capital expenditures and assets are as follows (in millions):

	Year Ended December 31, 2019
	U.S.	U.K.	Brazil	Total
Total revenues	$9,184.2	$2,413.7	$445.9	$12,043.8
Gross profit	$1,494.8	$267.7	$53.5	$1,816.0
Selling, general and administrative expenses (1)	$1,075.6	$236.9	$46.0	$1,358.4
Depreciation and amortization expense	$55.4	$14.6	$1.6	$71.6
Floorplan interest expense	$53.7	$7.2	$0.7	$61.6
Other interest expense, net	$67.5	$7.3	$0.1	$74.9
Income (loss) before income taxes (2)	$227.9	$(5.3)	$4.6	$227.3
Capital expenditures:
Real estate related capital expenditures	$63.8	$25.7	$3.1	$92.5
Non-real estate related capital expenditures (3)	70.7	25.9	2.6	99.3
Total capital expenditures	$134.5	$51.6	$5.7	$191.8

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2018
	U.S.	U.K.	Brazil	Total
Total revenues	$8,723.3	$2,437.4	$440.7	$11,601.4
Gross profit	$1,391.3	$279.9	$53.9	$1,725.1
Selling, general and administrative expenses (4)	$982.1	$240.4	$50.6	$1,273.1
Depreciation and amortization expense	$52.9	$12.6	$1.6	$67.1
Floorplan interest expense	$52.8	$6.3	$0.8	$59.9
Other interest expense, net	$68.1	$6.8	$0.9	$75.8
Income (loss) before income taxes (5)	$192.1	$13.3	$—	$205.4
Capital expenditures:
Real estate related capital expenditures	$20.5	$5.0	$5.8	$31.4
Non-real estate related capital expenditures (3)	80.2	27.5	2.0	109.6
Total capital expenditures	$100.7	$32.5	$7.8	$141.0

	Year Ended December 31, 2017
	U.S.	U.K.	Brazil	Total
Total revenues	$8,680.6	$1,986.0	$457.2	$11,123.7
Gross profit	$1,365.3	$225.3	$54.9	$1,645.5
Selling, general and administrative expenses	$984.0	$191.6	$50.7	$1,226.2
Depreciation and amortization expense	$48.3	$8.2	$1.5	$57.9
Floorplan interest expense	$47.2	$4.7	$0.4	$52.4
Other interest expense, net	$66.5	$3.7	$0.3	$70.5
Income (loss) before income taxes (6)	$206.6	$17.1	$(4.7)	$219.0
Capital expenditures:
Real estate related capital expenditures	$101.8	$1.7	$6.9	$110.4
Non-real estate related capital expenditures (7)	84.3	20.9	0.2	105.4
Total capital expenditures	$186.1	$22.6	$7.1	$215.8
(1) SG&A expenses for the year ended December 31, 2019 includes $17.8 million of expense in the U.S. segment related to flood damage from Tropical Storm Imelda and hail storm damages primarily in Texas.
(2) Income (loss) before taxes for the year ended December 31, 2019 includes the SG&A expenses described in note 1 above and additionally includes asset impairment charges of $14.7 million in the U.S. segment, $7.0 million in the U.K. segment and $0.5 million in the Brazil segment.
(3) Non-real estate related capital expenditures exclude the net decrease (increase) in the accrual for capital expenditures of $4.1 million, ($0.5 million) and $7.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(4) SG&A expenses for the year ended December 31, 2018 includes a $25.2 million net gain on disposition on real estate and dealership transactions and $6.4 million of expense related to catastrophic events mainly as a result of hail storms in the U.S. segment and a $3.7 million gain on legal settlements in the Brazil segment.
(5) Income (loss) before taxes for the year ended December 31, 2018 includes the SG&A expenses described in note 4 above and additionally includes asset impairment charges of $43.4 million in in the U.S. segment and $0.5 million in the U.K. segment.
(6) SG&A expenses for the year ended December 31, 2017 includes $15.3 million of expense related to catastrophic events mainly as a result of Hurricane Harvey in the U.S. segment.
(7) Income (loss) before taxes for the year ended December 31, 2017 the SG&A expenses described in note 6 above and additionally includes asset impairment charges of $12.8 million of in the U.S. segment and $6.7 million in the Brazil segment.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2019
	U.S.	U.K.	Brazil	Total
Property and equipment, net	$1,251.4	$271.0	$24.7	$1,547.1
Operating lease assets	$114.8	$100.1	$5.2	$220.1
Total assets	$4,256.1	$1,225.6	$88.6	$5,570.2

	December 31, 2018
	U.S.	U.K.	Brazil	Total
Property and equipment, net	$1,124.6	$199.0	$24.3	$1,347.8
Total assets	$4,113.0	$756.4	$131.7	$5,001.1

See Note 11 “Intangible Franchise Rights and Goodwill” for details of the Company’s intangible franchise rights and goodwill by segment.
20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables include condensed consolidating financial information as of December 31, 2019 and 2018, and for each of the years in the three-year period ended December 31, 2019, for Group 1 Automotive, Inc.’s (as issuer of the 5.00% Notes), guarantor subsidiaries and non-guarantor subsidiaries (representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, statement of operations and cash flows items that are not necessarily indicative of the financial position, results of operations or cash flows of these entities had they operated on a stand-alone basis. In accordance with Rule 3-10 of Regulation S-X, condensed consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under the 5.00% Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100%-owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s “minor” subsidiaries (as defined by Rule 3-10 of Regulation S-X). There are no significant restrictions on the ability of the Company or subsidiary guarantors for the Company to obtain funds from its subsidiary guarantors by dividend or loan. None of the subsidiary guarantors’ assets represent restricted assets pursuant to SEC Rule 4-08(e)(3) of Regulation S-X.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2019
(In millions)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$5.6	$18.2	$—	$23.8
Contracts-in-transit and vehicle receivables, net	—	211.0	42.8	—	253.8
Accounts and notes receivable, net	0.4	177.0	47.7	—	225.1
Intercompany accounts receivable	72.3	99.0	1.0	(172.3)	—
Inventories, net	—	1,498.5	403.2	—	1,901.7
Prepaid and other current assets	2.0	31.0	78.9	—	111.9
TOTAL CURRENT ASSETS	74.7	2,022.1	591.8	(172.3)	2,516.3
Property and equipment, net	—	1,251.4	295.7	—	1,547.1
Operating lease assets	—	114.8	105.3	—	220.1
Goodwill	—	902.3	106.0	—	1,008.3
Intangible franchise rights	—	223.0	30.5	—	253.5
Investment in subsidiaries	3,393.2	—	—	(3,393.2)	—
Other long-term assets	—	14.9	9.9	—	24.8
TOTAL ASSETS	$3,467.9	$4,528.5	$1,139.2	$(3,565.5)	$5,570.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $106.8	$—	$1,099.1	$45.3	$—	$1,144.4
Floorplan notes payable — manufacturer affiliates, net of offset account of $4.1	—	318.4	141.5	—	459.9
Current maturities of long-term debt	—	27.0	32.1	—	59.1
Current operating lease liabilities	—	17.4	7.2	—	24.6
Accounts payable	—	235.4	292.1	—	527.5
Intercompany accounts payable	1,296.8	—	100.0	(1,396.8)	—
Accrued expenses and other current liabilities	—	177.2	29.5	—	206.7
TOTAL CURRENT LIABILITIES	1,296.8	1,874.5	647.7	(1,396.8)	2,422.3
Long-term debt, net of current maturities	915.3	379.0	137.8	—	1,432.1
Operating lease liabilities, net of current portion	—	104.9	105.8	—	210.7
Deferred income taxes and other long-term liabilities	—	245.6	3.7	—	249.3
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,255.7	3,148.9	244.3	(3,393.2)	1,255.7
Intercompany note receivable	—	(1,224.5)	—	1,224.5	—
TOTAL STOCKHOLDERS’ EQUITY	1,255.7	1,924.4	244.3	(2,168.7)	1,255.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,467.9	$4,528.5	$1,139.2	$(3,565.5)	$5,570.2

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2018
(In millions)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$4.6	$11.3	$—	$15.9
Contracts-in-transit and vehicle receivables, net	—	232.1	33.6	—	265.7
Accounts and notes receivable, net	—	153.9	40.1	—	194.0
Intercompany accounts receivable	31.9	21.6	—	(53.5)	—
Inventories, net	—	1,468.5	375.6	—	1,844.1
Prepaid expenses and other current assets	1.0	32.1	49.6	—	82.7
TOTAL CURRENT ASSETS	32.9	1,912.8	510.2	(53.5)	2,402.4
Property and equipment, net	—	1,124.5	223.3	—	1,347.8
Goodwill	—	861.6	102.3	—	963.9
Intangible franchise rights	—	224.4	35.2	—	259.6
Investment in subsidiaries	3,100.9	—	—	(3,100.9)	—
Other long-term assets	—	16.2	11.2	—	27.3
TOTAL ASSETS	$3,133.8	$4,139.5	$882.2	$(3,154.4)	$5,001.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $33.6	$—	$1,217.8	$41.1	$—	$1,258.8
Floorplan notes payable — manufacturer affiliates, net of offset account of $0.1	—	276.7	141.1	—	417.8
Current maturities of long-term debt	—	73.9	19.1	—	93.0
Accounts payable	—	201.0	218.4	—	419.4
Intercompany accounts payable	1,165.0	—	53.4	(1,218.4)	—
Accrued expenses and other current liabilities	—	165.0	32.6	—	197.6
TOTAL CURRENT LIABILITIES	1,165.0	1,934.4	505.7	(1,218.4)	2,386.6
Long-term debt, net of current maturities	872.3	294.3	114.8	—	1,281.5
Deferred income taxes and other long-term liabilities	0.8	224.7	11.8	—	237.3
STOCKHOLDERS’ EQUITY:
Group 1 stockholders’ equity	1,095.7	2,851.0	249.9	(3,100.9)	1,095.7
Intercompany note receivable	—	(1,164.9)	—	1,164.9	—
TOTAL STOCKHOLDERS’ EQUITY	1,095.7	1,686.1	249.9	(1,936.0)	1,095.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,133.8	$4,139.5	$882.2	$(3,154.4)	$5,001.1

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Year Ended December 31, 2019
(In millions)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
Revenues	$—	$9,184.3	$2,859.5	$—	$12,043.8
Cost of sales	—	7,689.5	2,538.3	—	10,227.8
Gross profit	—	1,494.8	321.2	—	1,816.0
Selling, general and administrative expenses	4.1	1,066.6	287.7	—	1,358.4
Depreciation and amortization expense	—	55.4	16.2	—	71.6
Asset impairments	—	14.6	7.6	—	22.2
Income (loss) from operations	(4.1)	358.2	9.7	—	363.7
Interest expense:
Floorplan interest expense	—	53.8	7.8	—	61.6
Other interest expense, net	—	67.5	7.4	—	74.9
Income (loss) before income taxes and equity in earnings of subsidiaries	(4.1)	236.9	(5.5)	—	227.3
(Benefit) provision for income taxes	(1.0)	56.2	(1.9)	—	53.3
Equity in earnings (loss) of subsidiaries	177.1	—	—	(177.1)	—
Net income (loss)	$174.0	$180.7	$(3.6)	$(177.1)	$174.0
Other comprehensive income (loss)	(9.2)	(13.0)	3.8	9.2	(9.2)
Comprehensive income (loss)	$164.8	$167.7	$0.2	$(167.9)	$164.8

Year Ended December 31, 2018
(In millions)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
Revenues	$—	$8,723.3	$2,878.1	$—	$11,601.4
Cost of sales	—	7,332.0	2,544.3	—	9,876.3
Gross profit	—	1,391.3	333.8	—	1,725.1
Selling, general and administrative expenses	3.4	971.9	297.7	—	1,273.1
Depreciation and amortization expense	—	52.9	14.2	—	67.1
Asset impairments	—	43.4	0.5	—	43.9
Income (loss) from operations	(3.4)	323.1	21.4	—	341.1
Interest expense:
Floorplan interest expense	—	(52.8)	(7.1)	—	(59.9)
Other interest expense, net	—	(68.1)	(7.7)	—	(75.8)
Income (loss) before income taxes and equity in earnings of subsidiaries	(3.4)	202.2	6.5	—	205.4
(Benefit) provision for income taxes	(0.8)	44.5	3.9	—	47.6
Equity in earnings (loss) of subsidiaries	160.4	—	—	(160.4)	—
Net income (loss)	$157.8	$157.7	$2.6	$(160.4)	$157.8
Other comprehensive income (loss)	—	9.8	(24.2)	—	(14.4)
Comprehensive income (loss)	$157.8	$167.5	$(21.5)	$(160.4)	$143.4

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Year Ended December 31, 2017
(In millions)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total Company
Revenues	$—	$8,680.6	$2,443.2	$—	$11,123.7
Cost of sales	—	7,315.3	2,163.0	—	9,478.2
Gross profit	—	1,365.3	280.2	—	1,645.5
Selling, general and administrative expenses	3.4	974.4	248.4	—	1,226.2
Depreciation and amortization expense	—	48.3	9.7	—	57.9
Asset impairments	—	12.8	6.7	—	19.5
Income (loss) from operations	(3.4)	329.9	15.4	—	341.9
Interest expense:
Floorplan interest expense	—	(47.2)	(5.2)	—	(52.4)
Other interest expense, net	—	(66.5)	(4.0)	—	(70.5)
Income (loss) before income taxes and equity in earnings of subsidiaries	(3.4)	216.1	6.2	—	219.0
(Benefit) provision for income taxes	(1.3)	6.9	(0.1)	—	5.6
Equity in earnings (loss) of subsidiaries	215.6	—	—	(215.6)	—
Net income (loss)	$213.4	$209.2	$6.4	$(215.6)	$213.4
Other comprehensive income (loss)	—	8.7	15.1	—	23.7
Comprehensive income (loss)	$213.4	$217.9	$21.4	$(215.6)	$237.2

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31, 2019
(In millions)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$174.0	$169.1	$27.8	$370.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	—	(113.9)	(29.3)	(143.2)
Proceeds from disposition of franchises, property and equipment	—	37.2	6.2	43.4
Purchases of property and equipment	—	(133.7)	(58.1)	(191.8)
Net cash used in (provided by) investing activities	—	(210.4)	(81.2)	(291.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	—	7,248.9	55.7	7,304.6
Repayments on credit facility — floorplan line and other	—	(7,370.1)	(53.1)	(7,423.2)
Borrowings on credit facility — acquisition line	319.0	—	—	319.0
Repayments on credit facility — acquisition line	(281.4)	—	—	(281.4)
Debt issue costs	—	(3.5)	(1.9)	(5.4)
Borrowings on other debt	—	55.7	121.7	177.4
Principal payments on other debt	—	(53.8)	(112.9)	(166.7)
Borrowings on debt related to real estate	—	152.4	21.1	173.5
Principal payments on debt related to real estate	—	(138.7)	(8.6)	(147.3)
Proceeds from employee stock purchase plan	8.6	—	—	8.6
Payment of tax withholding for stock-based awards	(4.4)	—	—	(4.4)
Repurchases of common stock, amounts based on settlement date	(1.4)	—	—	(1.4)
Dividends paid	(20.3)	—	—	(20.3)
Borrowings (repayments) with subsidiaries	113.5	(155.9)	42.5	—
Investment in subsidiaries	(307.5)	307.3	0.2	—
Net cash provided by (used in) financing activities	(174.0)	42.3	64.7	(67.0)
Effect of exchange rate changes on cash	—	—	(2.9)	(2.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	1.0	8.4	9.3
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	4.6	14.1	18.7
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$5.6	$22.5	$28.1

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31, 2018
(In millions)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$157.8	$98.9	$13.3	$270.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	—	(91.9)	(43.5)	(135.3)
Proceeds from disposition of franchises, property and equipment	—	101.5	6.4	107.9
Purchases of property and equipment	—	(97.2)	(43.8)	(141.0)
Other	0.5	—	—	0.5
Net cash provided by (used in) investing activities	0.5	(87.7)	(80.8)	(168.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	—	6,858.5	95.8	6,954.3
Repayments on credit facility — floorplan line and other	—	(6,797.1)	(72.9)	(6,870.1)
Borrowings on credit facility — acquisition line	165.3	—	—	165.3
Repayments on credit facility — acquisition line	(158.5)	—	—	(158.5)
Borrowings on other debt	—	95.8	60.2	156.0
Principal payments on other debt	(24.7)	(48.9)	(45.1)	(118.8)
Borrowings on debt related to real estate	—	42.7	12.1	54.7
Principal payments on debt related to real estate	—	(77.8)	(13.7)	(91.5)
Proceeds from employee stock purchase plan	7.6	—	—	7.6
Payment of tax withholding for stock-based awards	(4.9)	—	—	(4.9)
Proceeds from termination of mortgage swap	—	0.9	—	0.9
Repurchases of common stock, amounts based on settlement date	(183.9)	—	—	(183.9)
Dividends paid	(20.9)	—	—	(20.9)
Borrowings (repayments) with subsidiaries	289.4	(300.7)	11.3	—
Investment in subsidiaries	(227.8)	209.9	17.8	—
Net cash provided by (used in) financing activities	(158.3)	(16.8)	65.5	(109.5)
Effect of exchange rate changes on cash	—	—	(3.3)	(3.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(5.5)	(5.4)	(10.9)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	10.1	19.5	29.6
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$4.6	$14.1	$18.7

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31, 2017
(In millions)

	Group 1 Automotive, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Company
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$214.6	$(13.8)	$(4.3)	$196.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	—	(62.5)	(46.6)	(109.1)
Proceeds from disposition of franchises, property and equipment	—	8.3	2.4	10.7
Purchases of property and equipment	—	(185.3)	(30.5)	(215.8)
Other	—	1.6	—	1.6
Net cash provided by (used in) investing activities	—	(237.9)	(74.7)	(312.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	—	7,019.1	—	7,019.1
Repayments on credit facility — floorplan line and other	—	(6,957.9)	—	(6,957.9)
Borrowings on credit facility — acquisition line	68.1	—	—	68.1
Repayments on credit facility — acquisition line	(42.3)	—	—	(42.3)
Borrowings on other debt	25.1	—	140.6	165.7
Principal payments on other debt	(0.3)	(0.7)	(120.2)	(121.2)
Borrowings on debt related to real estate	—	46.4	28.9	75.3
Principal payments on debt related to real estate	—	(22.9)	(6.5)	(29.4)
Proceeds from employee stock purchase plan	7.1	—	—	7.1
Payment of tax withholding for stock-based awards	(2.5)	—	—	(2.5)
Repurchases of common stock, amounts based on settlement date	(40.1)	—	—	(40.1)
Dividends paid	(20.5)	—	—	(20.5)
Borrowings (repayments) with subsidiaries	2.9	(32.7)	29.8	—
Investment in subsidiaries	(212.1)	202.4	9.7	—
Net cash provided by (used in) financing activities	(214.6)	253.7	82.4	121.5
Net increase (decrease) in cash, cash equivalents and restricted cash	—	2.1	3.3	5.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	—	8.0	16.2	24.2
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$—	$10.1	$19.5	$29.6

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth the Company’s unaudited quarterly financial data (in millions, except per share amounts):

	Quarter
	First	Second	Third	Fourth	Full Year
Years Ended December 31,
2019:
Total revenues	$2,808.4	$3,005.7	$3,118.3	$3,111.4	$12,043.8
Gross profit (1)	$431.5	$454.3	$465.6	$464.6	$1,816.0
Income (loss) from operations (1)	$86.8	$97.1	$83.3	$96.5	$363.7
Net income (loss) (1)	$38.6	$49.2	$38.0	$48.1	$174.0
Basic earnings (loss) per share	$2.09	$2.65	$2.04	$2.57	$9.35
Diluted earnings (loss) per share	$2.08	$2.64	$2.04	$2.57	$9.34
2018:
Total revenues	$2,860.0	$2,943.5	$2,889.1	$2,908.8	$11,601.4
Gross profit (2)	$419.8	$438.2	$435.1	$432.1	$1,725.1
Income (loss) from operations (2)	$79.1	$109.2	$78.2	$74.7	$341.1
Net income (loss) (2)	$35.8	$56.5	$34.8	$30.7	$157.8
Basic and diluted earnings (loss) per share	$1.70	$2.72	$1.74	$1.62	$7.83

(1) Includes $2.0 million, $4.0 million and $11.9 million of expense in the first, second and third quarters of 2019, respectively, related to catastrophic events mainly as a result of flood damage from Tropical Storm Imelda and hail storm damages primarily in Texas and $0.5 million, $10.3 million and $11.5 million in the second, third, and fourth quarter, respectively, related to asset impairment charges.
(2) Includes $20.1 million, $5.4 million and ($0.3) million of net gains / (losses) in the second, third and fourth quarters of 2018, respectively, related to disposition on real estate and dealership transactions; $5.8 million and $0.6 million of expenses in the second and fourth quarters of 2018, respectively, related to catastrophic events mainly as a result of hail storms; $0.5 million and $3.1 million of gains in the second and third quarters of 2018, respectively, related to legal settlements and $4.3 million, $23.2 million and $16.5 million in the second, third and fourth quarters of 2018, respectively, related to asset impairments.