Form 10-Q
period 2020-03-31
GROUP 1 AUTOMOTIVE INC
filed 2020-05-08
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of May 4, 2020, the registrant had 18,175,569 shares of common stock outstanding.

GLOSSARY OF DEFINITIONS

The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Brexit	Withdrawal of the U.K. from the EU
BRL	Brazilian Real (R$)
COVID-19 pandemic	Coronavirus disease first emerging in December 2019 and resulting in the ongoing global pandemic in 2020
EPS	Earnings per share
EU	European Union
F&I	Finance, insurance and other
FASB	Financial Accounting Standards Board
FMCC	Ford Motor Credit Company
GBP	British Pound Sterling (£)
LIBOR	London Interbank Offered Rate
OEM	Original equipment manufacturer
PRU	Per retail unit
ROU	Right-of-use
RSA	Restricted stock award
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
USD	United States Dollar
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the U.S.
WHO	World Health Organization
WLTP	Worldwide Harmonised Light Vehicle Test Procedure

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19.2	$23.8
Contracts-in-transit and vehicle receivables, net	115.5	253.8
Accounts and notes receivable, net	177.1	225.1
Inventories, net	1,992.6	1,901.7
Prepaid expenses	82.6	96.4
Other current assets	12.3	15.5
TOTAL CURRENT ASSETS	2,399.3	2,516.3
Property and equipment, net of accumulated depreciation of $405.7 and $400.2, respectively	1,549.0	1,547.1
Operating lease assets	218.7	220.1
Goodwill	999.8	1,008.3
Intangible franchise rights	251.7	253.5
Other long-term assets	22.5	24.8
TOTAL ASSETS	$5,441.1	$5,570.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $82.6 and $106.8, respectively	$1,168.6	$1,144.4
Floorplan notes payable — manufacturer affiliates, net of offset account of $0.2 and $4.1, respectively	484.9	459.9
Current maturities of long-term debt	354.7	59.1
Current operating lease liabilities	24.4	24.6
Accounts payable	410.7	527.5
Accrued expenses and other current liabilities	197.1	206.7
TOTAL CURRENT LIABILITIES	2,640.4	2,422.3
Long-term debt	1,137.7	1,432.1
Long-term operating lease liabilities	208.9	210.7
Deferred income taxes	135.8	145.7
Long-term interest rate swap liabilities	41.7	4.4
Other long-term liabilities	102.0	99.2
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,448,274 and 25,486,711 shares issued, respectively	0.3	0.3
Additional paid-in capital	287.8	295.3
Retained earnings	1,566.7	1,542.4
Accumulated other comprehensive income (loss)	(206.0)	(147.0)
Treasury stock, at cost; 7,272,601 and 6,858,503 shares, respectively	(474.1)	(435.3)
TOTAL STOCKHOLDERS’ EQUITY	1,174.6	1,255.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,441.1	$5,570.2

See accompanying Notes to Condensed Consolidated Financial Statements

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2020	2019
REVENUES:
New vehicle retail sales	$1,342.2	$1,414.5
Used vehicle retail sales	779.0	819.2
Used vehicle wholesale sales	86.5	92.1
Parts and service sales	370.6	369.2
Finance, insurance and other, net	112.5	113.4
Total revenues	2,690.8	2,808.4
COST OF SALES:
New vehicle retail sales	1,279.4	1,343.1
Used vehicle retail sales	736.9	771.4
Used vehicle wholesale sales	85.5	91.7
Parts and service sales	172.6	170.7
Total cost of sales	2,274.3	2,376.9
GROSS PROFIT	416.5	431.5
Selling, general and administrative expenses	328.0	327.7
Depreciation and amortization expense	18.6	17.0
INCOME (LOSS) FROM OPERATIONS	69.9	86.8
INTEREST EXPENSE:
Floorplan interest expense	12.9	15.7
Other interest expense, net	18.1	18.9
INCOME (LOSS) BEFORE INCOME TAXES	38.9	52.2
(Benefit) provision for income taxes	9.1	13.5
NET INCOME (LOSS)	$29.8	$38.6
BASIC EARNINGS (LOSS) PER SHARE	$1.62	$2.09
Weighted average common shares outstanding	17.8	17.8
DILUTED EARNINGS (LOSS) PER SHARE	$1.61	$2.08
Weighted average dilutive common shares outstanding	17.8	17.8

See accompanying Notes to Condensed Consolidated Financial Statements

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
NET INCOME (LOSS)	$29.8	$38.6
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(27.9)	3.6
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of $9.7 and $1.3, respectively	(31.6)	(4.2)
Reclassification adjustment for (gain) loss included in interest expense, net of tax benefit (provision) of $0.2 and ($0.1), respectively	0.5	(0.3)
Unrealized gain (loss) on interest rate risk management activities, net of tax	(31.1)	(4.6)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(59.0)	(1.0)
COMPREHENSIVE INCOME (LOSS)	$(29.3)	$37.7

See accompanying Notes to Condensed Consolidated Financial Statements

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, December 31, 2019	25,486,711	$0.3	$295.3	$1,542.4	$(147.0)	$(435.3)	$1,255.7
Net income (loss)	—	—	—	29.8	—	—	29.8
Other comprehensive income (loss), net of taxes	—	—	—	—	(59.0)	—	(59.0)
Purchases of treasury stock	—	—	—	—	—	(48.9)	(48.9)
Net issuance of treasury shares to stock compensation plans	(38,436)	—	(12.7)	—	—	10.2	(2.5)
Stock-based compensation	—	—	5.1	—	—	—	5.1
Dividends declared ($0.30 per share)	—	—	—	(5.5)	—	—	(5.5)
BALANCE, March 31, 2020	25,448,275	$0.3	$287.8	$1,566.7	$(206.0)	$(474.1)	$1,174.6

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, December 31, 2018	25,494,328	$0.3	$292.8	$1,394.8	$(137.8)	$(454.4)	$1,095.7
Net income (loss)	—	—	—	38.6	—	—	38.6
Other comprehensive income (loss), net of taxes	—	—	—	—	(1.0)	—	(1.0)
Net issuance of treasury shares to stock compensation plans	28,055	—	(11.7)	—	—	10.9	(0.8)
Stock-based compensation	—	—	6.1	—	—	—	6.1
Dividends declared ($0.26 per share)	—	—	—	(4.8)	—	—	(4.8)
ASC 842 cumulative adjustment	—	—	—	(6.1)	—	—	(6.1)
BALANCE, March 31, 2019	25,522,383	$0.3	$287.1	$1,422.6	$(138.7)	$(443.5)	$1,127.7

See accompanying Notes to Condensed Consolidated Financial Statements

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$29.8	$38.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18.6	17.0
Change in operating lease assets	6.4	7.6
Deferred income taxes	(0.4)	4.1
Stock-based compensation	5.1	6.1
Amortization of debt discount and issue costs	1.0	0.9
(Gain) loss on disposition of assets	—	(5.8)
Other	0.4	0.2
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(98.1)	101.6
Accounts and notes receivable	41.6	9.2
Inventories	(125.7)	(28.1)
Contracts-in-transit and vehicle receivables	135.2	5.1
Prepaid expenses and other assets	1.8	(17.7)
Floorplan notes payable — manufacturer affiliates	35.9	(2.5)
Deferred revenues	(0.2)	(0.2)
Operating lease liabilities	(7.3)	(8.4)
Net cash provided by (used in) operating activities	44.1	127.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of franchises, property and equipment	0.5	35.1
Purchases of property and equipment	(31.6)	(41.7)
Other	—	(0.2)
Net cash provided by (used in) investing activities	(31.1)	(6.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	1,691.6	1,631.5
Repayments on credit facility — floorplan line and other	(1,665.6)	(1,697.5)
Borrowings on credit facility — acquisition line	30.0	107.8
Repayments on credit facility — acquisition line	(30.0)	(111.5)
Debt issue costs	(0.1)	—
Borrowings on other debt	27.3	20.3
Principal payments on other debt	(26.0)	(26.7)
Borrowings on debt related to real estate	18.9	—
Principal payments on debt related to real estate	(7.6)	(20.9)
Proceeds from employee stock purchase plan	2.5	2.1
Payment of tax withholding for stock-based awards	(5.0)	(2.9)
Repurchases of common stock, amounts based on settlement date	(48.9)	—
Dividends paid	(5.5)	(4.8)
Net cash provided by (used in) financing activities	(18.5)	(102.5)
Effect of exchange rate changes on cash	(3.4)	(0.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	(8.9)	18.1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	28.1	18.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$19.2	$36.9

See accompanying Notes to Condensed Consolidated Financial Statements

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL INFORMATION
Business
Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry with business activities in 15 states in the U.S., 33 towns in the U.K. and three states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the “Company” in these Notes to Condensed Consolidated Financial Statements. The Company, through its regions, sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.
As of March 31, 2020, the Company’s retail network consisted of 119 dealerships in the U.S., 50 dealerships in the U.K. and 17 dealerships in Brazil. The U.S. and Brazil are led by the President, U.S. and Brazilian Operations, and the U.K. is led by a Managing Director, each reporting directly to the Company's Chief Executive Officer. The President, U.S. and Brazilian Operations, and the U.K. Managing Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management.
The Company’s operating results are generally subject to seasonal variations, as well as changes in the economic environment. In the U.S., the Company generally experiences higher volumes of vehicle sales and service in the second and third calendar quarters of each year. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. In the U.K., the first and third quarters tend to be stronger, driven by the vehicle license plate change months of March and September. In Brazil, the first quarter is generally the weakest, driven by more consumer vacations and activities associated with Carnival, while the third and fourth quarters tend to be stronger. Other factors unrelated to seasonality, such as changes in economic conditions, manufacturer incentive programs, supply issues, seasonal weather events and/or changes in currency exchange rates may exaggerate seasonal or cause counter-seasonal fluctuations in the Company’s revenues and operating income.
COVID-19 Pandemic
Since emerging in December 2019, the COVID-19 pandemic has spread globally, including to all of the Company’s markets in the U.S., U.K. and Brazil, significantly impacting the Company’s operating results starting in March. On March 11, 2020, the WHO declared COVID-19 a pandemic, and subsequently, various countries including the U.S., U.K. and Brazil declared the COVID-19 pandemic a national emergency. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of the COVID-19 pandemic in regions across the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Beginning in mid-March, these measures have either completely shut down or significantly reduced operating capacity of all of the Company’s dealerships in the U.S., the U.K. and Brazil. The length of the stay-at-home orders, travel restrictions and other restrictions on operating businesses and resulting economic impacts are uncertain. To date, these measures have significantly reduced the Company’s new and used vehicle sales volumes, parts and service revenues and F&I revenues, as well as impacted the Company’s vehicle and parts supply chain.
During the three months ended March 31, 2020, the Company incurred certain incremental charges as a result of the COVID-19 pandemic, which included one-time employee termination benefits associated with severance of $0.9 million recorded in Selling, general and administrative expenses, additional used vehicle inventory reserves of $4.8 million as a result of the adjustment to lower of specific cost or net realizable value and additional allowance for doubtful accounts reserves of $0.4 million as further described in Note 7 “Receivables and Contract Assets, Net.” The Company also performed an interim impairment assessment of goodwill and intangible franchise rights and concluded that it was not more-likely-than-not that the Company’s goodwill and intangible franchise rights were impaired as of March 31, 2020. Refer to Note 8 “Intangibles” for additional discussion of the Company’s interim impairment assessment.
The anticipated effects of the COVID-19 pandemic should not materially impact the Company’s estimated effective tax rate for the full-year of 2020.
As the potential impact from the COVID-19 pandemic is difficult to predict, the extent to which it may negatively affect the Company’s future operating results or the duration of any potential business disruption is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of the COVID-19 pandemic and the actions taken by authorities to contain it or treat its impact, all of which are beyond the Company’s control. These potential impacts, while uncertain, could adversely affect the Company’s business, financial condition and results of operations and could also exacerbate the risks identified in the risk factors listed in this Form 10-Q.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

Basis of Presentation
The accompanying Condensed Consolidated Financial Statements and notes thereto, have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Results for interim periods are not necessarily indicative of the results that can be expected for a full year and therefore should be read in conjunction with the Company’s audited Financial Statements and notes thereto included within the Company’s most recent Annual Report on Form 10-K.
The accompanying Condensed Consolidated Financial Statements reflect the consolidated accounts of the parent company, Group 1 Automotive, Inc., and its subsidiaries, all of which are wholly owned. The results of operations of all business combinations completed during the period are included from the effective dates of the closings of the acquisitions. All intercompany balances and transactions have been eliminated in consolidation.
Certain prior-period amounts have been reclassified to conform to current-period presentation. Specifically, the long-term liabilities associated with the Company’s interest rate swaps have been reclassified from the caption Other long-term liabilities to the caption Long-term interest rate swap liabilities in the Condensed Consolidated Balance Sheets. This reclassification had no effect on any subtotal in the Condensed Consolidated Balance Sheets. Certain disclosures are reported as zero balances, or may not compute, due to rounding. These Condensed Consolidated Financial Statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly state, in all material respects, the Company’s financial position and results of operations for the periods presented.
Use of Estimates
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Management analyzes the Company’s estimates based on historical experience and other assumptions that are believed to be reasonable under the circumstances; however, actual results could differ materially from such estimates. Significant estimates made in the accompanying Condensed Consolidated Financial Statements include, but are not limited to, inventory valuation adjustments, reserves for future chargebacks on finance, insurance and vehicle service contract fees, self-insured property and casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangible franchise rights and reserves for potential litigation. Additionally, while the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated, the Company has made accounting estimates based on the facts and circumstances available as of the reporting date.
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for companies that have contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The optional expedients and exceptions apply during the transition period and are intended to ease the financial reporting burdens mainly related to contract modification accounting, hedge accounting and lease accounting. The transition period is effective as of March 12, 2020 and will apply through December 31, 2022. LIBOR is used as an interest rate “benchmark” in the majority of the Company’s floorplan notes payable, as well as its mortgages, other debt and lease contracts. Additionally, the Company’s derivative instruments are benchmarked to LIBOR. The Company is expecting to adopt the relief described as its arrangements are modified.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

2. REVENUES
The following tables present the Company’s revenues disaggregated by revenue source and geographical segments (in millions):

	Three Months Ended March 31, 2020
	U.S.	U.K.	Brazil	Total
REVENUES:
New vehicle retail sales	$988.4	$296.3	$57.5	$1,342.2
Used vehicle retail sales	570.3	188.8	19.9	779.0
Used vehicle wholesale sales	46.8	35.8	3.8	86.5
Total new and used vehicle sales	1,605.5	520.9	81.3	2,207.7
Parts and service sales (1)	304.6	56.4	9.6	370.6
Finance, insurance and other, net (2)	97.4	13.3	1.7	112.5
Total revenues	$2,007.6	$590.7	$92.5	$2,690.8

	Three Months Ended March 31, 2019
	U.S.	U.K.	Brazil	Total
REVENUES:
New vehicle retail sales	$1,031.7	$318.6	$64.2	$1,414.5
Used vehicle retail sales	594.4	203.6	21.2	819.2
Used vehicle wholesale sales	42.8	45.3	4.1	92.1
Total new and used vehicle sales	1,669.0	567.4	89.4	2,325.8
Parts and service sales (1)	297.6	59.6	12.0	369.2
Finance, insurance and other, net (2)	96.2	15.2	2.0	113.4
Total revenues	$2,062.8	$642.2	$103.4	$2,808.4

(1) The Company has applied the optional exemption not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year. Revenues from these contracts is recognized upon completion of the services, which occurs over time.
(2) Includes variable consideration recognized of $4.0 million and $3.2 million during the three months ended March 31, 2020 and 2019, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts.
See Note 7 “Receivables and Contract Assets, Net” for additional information on the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company accounts for business combinations under the acquisition method of accounting, under which the Company allocates the purchase price to the assets and liabilities assumed based on an estimate of fair value.
During the three months ended March 31, 2020, the Company had no activity related to acquisitions.
During the three months ended March 31, 2019, the Company opened one dealership representing one franchise in the U.S. and one dealership representing one franchise in the U.K.
Dispositions
During the three months ended March 31, 2020, the Company had no activity related to dispositions.
During the three months ended March 31, 2019, the Company’s dispositions included three dealerships representing six franchises in the U.S. and one dealership representing one franchise in the U.K. The Company recorded a net pre-tax gain totaling $5.2 million related to these dispositions.
The Company’s dispositions generally consist of dealership assets and related real estate. Gains and losses on dispositions are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

4. SEGMENT INFORMATION
As of March 31, 2020, the Company had three reportable segments: the U.S., the U.K. and Brazil. The U.S. and Brazil segments are led by the President, U.S. and Brazilian Operations, and the U.K. segment is led by a Managing Director, each reporting directly to the Company's Chief Executive Officer, who is the Chief Operating Decision Maker. The President, U.S. and Brazilian Operations, and the U.K. Managing Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management. Each of the segments is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. The vast majority of the Company’s corporate activities are associated with the operations of the U.S. segment and therefore the corporate financial results are included within the U.S. segment.
Reportable segment revenues and income (loss) before income taxes were as follows for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31, 2020
	U.S.	U.K.	Brazil	Total
Total revenues	$2,007.6	$590.7	$92.5	$2,690.8
Income (loss) before income taxes (1)	$42.2	$(2.7)	$(0.6)	$38.9

	Three Months Ended March 31, 2019
	U.S.	U.K.	Brazil	Total
Total revenues	$2,062.8	$642.2	$103.4	$2,808.4
Income (loss) before income taxes (2)	$46.4	$6.2	$(0.4)	$52.2

(1) Income (loss) before income taxes for the three months ended March 31, 2020 includes a $0.9 million severance expense in the Brazil segment as further described in Note 1 “Interim Financial Information.”
(2) Income (loss) before income taxes for the three months ended March 31, 2019 includes a $5.2 million net gain on disposition of real estate and dealership transactions in the U.S. segment, a $2.4 million loss on legal matters in the U.S. and Brazil segments and $2.0 million in expense related to Oklahoma hail storm damages in the U.S. segment.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

The following table sets forth the calculation of EPS for the three months ended March 31, 2020 and 2019 (in millions, except share data):

	Three Months Ended March 31,
	2020	2019
Weighted average basic common shares outstanding	17,763,451	17,797,318
Dilutive effect of stock-based awards and employee stock purchases	44,810	52,016
Weighted average dilutive common shares	17,808,261	17,849,334
Basic:
Net income (loss)	$29.8	$38.6
Less: Earnings (loss) allocated to participating securities	1.1	1.5
Net income (loss) available to basic common shares	$28.7	$37.2
Basic earnings (loss) per common share	$1.62	$2.09
Diluted:
Net income (loss)	$29.8	$38.6
Less: Earnings (loss) allocated to participating securities	1.1	1.5
Net income (loss) available to diluted common shares	$28.7	$37.2
Diluted earnings (loss) per common share	$1.61	$2.08

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

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Cash and Cash Equivalents, Contracts-In-Transit and Vehicle Receivables, Accounts and Notes Receivable, Accounts Payable, Variable Rate Long-Term Debt and Floorplan Notes Payable
The fair values of these financial instruments approximate their carrying values due to the short-term nature of these instruments and/or the existence of variable interest rates.
Fixed Rate Long-Term Debt
The Company’s fixed rate long-term debt primarily consists of amounts outstanding under its senior unsecured notes and certain mortgage facilities. See Note 9 “Debt” for further discussion of the Company’s long-term debt arrangements. The Company estimates the fair value of its 5.00% Senior Notes using quoted prices for the identical liability (Level 1) and estimates the fair value of its fixed-rate mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments (Level 2).

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

 The carrying value and fair value of the Company’s 5.00% Senior Notes and fixed rate mortgages were as follows (in millions):

	March 31, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
5.00% Senior Notes	$546.8	$510.4	$546.4	$559.5
Real estate related	39.3	38.9	40.7	41.1
Total	$586.1	$549.3	$587.1	$600.6
(1)Carrying value includes unamortized discount and excludes debt issuance costs.
As described in Note 9 “Debt,” on April 2, 2020, the Company fully redeemed $300.0 million in aggregate principal amount of its outstanding 5.25% Senior Notes due June 2023, at a premium of 102.625%. The total redemption price, consisting of the principal amount of the notes redeemed plus associated premium, amounted to $307.9 million. The redemption price approximated the fair value of the 5.25% Senior Notes as of March 31, 2020.
Derivative financial instruments
The Company holds interest rate swaps to hedge against variability of interest payments indexed to LIBOR. The interest rate swaps are designated as cash flow hedges and the related gains or losses are deferred in stockholders’ equity as a component of Accumulated other comprehensive income (loss). The deferred gains or losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of the positions are recognized as Floorplan interest expense or Other interest expense, net, in the Company’s Condensed Consolidated Statements of Operations. The Company had no gains or losses related to ineffectiveness recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019.
As of March 31, 2020, the Company held 29 interest rate swaps in effect with a total notional value of $786.2 million that fixed its underlying one-month LIBOR at a weighted average rate of 1.91%. The Company also held 13 additional interest rate swaps with forward start dates beginning April 2020 that had an aggregate notional value of $580.8 million and a weighted average interest rate of 1.60% as of March 31, 2020. The maturity dates of the Company’s interest rate swaps range between December 2020 and December 2030.
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
Assets and liabilities associated with the Company’s interest rate swaps as reflected in the Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2020	December 31, 2019
Assets from interest rate risk management activities:
Other long-term assets	$—	$1.9
Liabilities from interest rate risk management activities:
Accrued expenses and other current liabilities	$4.4	$2.8
Long-term interest rate swap liabilities	41.7	4.4
Total long-term liabilities from interest rate risk management activities	$46.1	$7.2

Included in Accumulated other comprehensive income (loss) as of March 31, 2020 and 2019, were unrealized gains (losses), net of tax, totaling ($35.2) million and $4.4 million, respectively, related to the Company’s interest rate swaps.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

The following tables present the impact of the Company’s interest rate swaps (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	2020	2019
Interest rate swaps	$(31.6)	$(4.2)

	Amount of Income (Loss) Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Income (Loss) Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Three Months Ended March 31,
	2020	2019
Floorplan interest expense, net	$(0.6)	$0.3
Other interest expense, net	$(0.1)	$0.1

The net amount of loss expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $4.4 million.
7. RECEIVABLES AND CONTRACT ASSETS, NET
The Company’s financial assets measured at amortized cost and the associated allowance for doubtful accounts consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Contracts-in-transit and vehicle receivables, net
Contracts-in-transit	$67.0	$169.9
Vehicle receivables	48.7	84.3
Total contracts-in-transit and vehicle receivables	115.8	254.1
Less: allowance for doubtful accounts (1)	0.3	0.3
Total contracts-in-transit and vehicle receivables, net	$115.5	$253.8

Accounts and notes receivables, net
Manufacturer receivables	$97.5	$124.0
Parts and service receivables	51.2	57.0
F&I receivables	19.0	28.3
Other	12.8	18.6
Total accounts and notes receivables	180.5	227.9
Less: allowance for doubtful accounts (1)	3.4	2.8
Total accounts and notes receivables, net	$177.1	$225.1

Within Other current assets and Other long-term assets
Total contract assets, net (1), (2)	$22.7	$21.6

(1) The allowance for doubtful accounts as of March 31, 2020 is calculated under the current expected credit loss (“CECL”) model described below, which was introduced under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), that became effective for the Company on January 1, 2020. The adoption of ASC 326 did not materially change the calculation of the allowance for doubtful accounts.
(2) No allowance for doubtful accounts was recorded for Contract assets, net as of March 31, 2020 or December 31, 2019. No past due balances existed as of either date, and there were no expected credit losses as of March 31, 2020.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

The CECL model applies to financial assets measured at amortized cost, as shown in the table above, and requires the Company to reflect expected credit losses over the remaining contractual term of the asset. As the large majority of the Company’s receivables settle within 30 days, the forecast period under the CECL model is a relatively short horizon. The Company uses an aging method to estimate allowances for doubtful accounts under the CECL model as the Company has determined that the aging method adequately reflects expected credit losses, as corroborated by historical loss-rates. However, the Company will apply adjustments for asset-specific factors and current economic conditions as needed at each reporting date.
The Company recorded an adjustment of approximately $0.4 million for expected credit losses as of March 31, 2020 as a result of adverse economic conditions in the U.S. arising from the COVID-19 pandemic. The adjustment primarily impacted receivables that were not past due and thus were not subject to estimated credit losses under the aging method.
8. INTANGIBLES
The Company evaluates its intangible assets, consisting entirely of indefinite-lived franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate possible impairment. The Company performs interim reviews of its intangible assets when evidence exists that the carrying value may not be recoverable.
As described in Note 1 “Interim Financial Information,” since emerging in December 2019, the COVID-19 pandemic has spread globally, including to all of the Company’s markets in the U.S., U.K. and Brazil, significantly impacting the Company’s operating results starting in March. Measures taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of the COVID-19 pandemic have either completely shut down or significantly reduced operating capacity of all of the Company’s dealerships in the U.S., the U.K. and Brazil. The length of the stay-at-home orders, travel restrictions and other restrictions on operating businesses is uncertain. To date, these measures have significantly reduced the Company’s new and used vehicle sales volumes, parts and service revenues and F&I revenues, as well as impacted the Company’s inventory supply chain.
During the three months ended March 31, 2020, the Company performed an interim impairment assessment of goodwill and intangible franchise rights to determine if events or changes in circumstances, including the impact of the COVID-19 pandemic, indicated that it was more-likely-than-not that the assets were impaired. This included an initial qualitative assessment of factors potentially indicating a more-likely-than-not impairment. Based on the results of the assessment, it was concluded that it was not more-likely-than-not that the Company’s goodwill and intangible franchise rights were impaired as of March 31, 2020, mainly due to the belief that the impact from the COVID-19 pandemic on the Company’s business is temporary in nature. If the Company’s assumptions around the temporary nature of the impact or strength of recovery change in future periods, this could result in a more-likely-than-not impairment.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

9. DEBT
Long-term debt consisted of the following (in millions):

	March 31, 2020	December 31, 2019
5.00% Senior Notes due June 1, 2022	$550.0	$550.0
5.25% Senior Notes redeemed April 2, 2020 (1)	300.0	300.0
Acquisition Line	68.1	72.5
Real estate related	455.9	453.3
Finance leases	87.4	83.0
Other	38.4	42.8
Total debt	1,499.8	1,501.7
Less: unamortized discount on 5.00% and 5.25% Notes	(5.1)	(5.6)
Less: unamortized debt issuance costs	(2.3)	(4.8)
Less: current maturities (1)	(354.7)	(59.1)
Long-term debt	$1,137.7	$1,432.1

(1) The Company’s 5.25% Senior Notes were fully redeemed on April 2, 2020 and therefore the debt balance of $297.5 million, net of unamortized discount and debt issuance costs, was included in current maturities as of March 31, 2020. See Subsequent 5.25% Senior Notes Redemption and Debt Refinancing for further discussion.
Acquisition Line
The proceeds of the Acquisition Line are used for working capital, general corporate and acquisition purposes. As of March 31, 2020, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as described in Note 10, “Floorplan Notes Payable”), totaled $68.1 million. The average interest rate on this facility was 1.85% during the three months ended March 31, 2020, representing the applicable rate for borrowings in GBP.
Real Estate Related
The Company has mortgage loans in the U.S., U.K. and Brazil that are paid in monthly installments. As of March 31, 2020, borrowings outstanding under these facilities totaled $455.9 million, gross of debt issuance costs, comprised of $366.0 million in the U.S., $78.9 million in the U.K. and $11.0 million in Brazil.
Subsequent 5.25% Senior Notes Redemption and Debt Refinancing
On April 2, 2020, the Company fully redeemed $300.0 million in aggregate principal amount of its outstanding 5.25% Senior Notes due June 2023, at a premium of 102.625%. The total redemption price, consisting of the principal amount of the notes redeemed plus associated premium, amounted to $307.9 million. The Company recognized a loss on redemption of $10.4 million which included write offs of unamortized discount in the amount of $1.9 million and unamortized premium in the amount of $0.6 million. Additionally, the Company paid accrued interest of $4.6 million. The redemption was funded through a combination of Acquisition Line borrowings, mortgage borrowings and excess cash. Additional mortgage debt will be funded during the second quarter of 2020 to provide supplemental liquidity. From April 1, 2020 through the date of this filing, the Company entered into additional mortgage loans in the U.S. totaling approximately $130 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

10. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Revolving credit facility — floorplan notes payable	$1,207.8	$1,206.0
Revolving credit facility — floorplan notes payable offset account	(82.6)	(106.8)
Revolving credit facility — floorplan notes payable, net	1,125.1	1,099.1
Other non-manufacturer facilities	43.5	45.3
Floorplan notes payable — credit facility and other, net	$1,168.6	$1,144.4

FMCC facility	$235.5	$208.5
FMCC facility offset account	(0.2)	(4.1)
FMCC facility, net	235.4	204.5
Other manufacturer affiliate facilities	249.5	255.4
Floorplan notes payable — manufacturer affiliates, net	$484.9	$459.9

Floorplan Notes Payable - Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $1.75 billion revolving syndicated credit arrangement with 22 participating financial institutions that matures on June 27, 2024 (“Revolving Credit Facility”). The Revolving Credit Facility consists of two tranches: (i) a $1.70 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable - credit facility and other, net; and (ii) a $349.0 million maximum capacity and $50.0 million minimum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt - see Note 9 “Debt” for additional discussion. The capacity under these two tranches can be re-designated within the overall $1.75 billion commitment, subject to the aforementioned limits. The Acquisition Line includes a $100 million sub-limit for letters of credit. As of March 31, 2020 and December 31, 2019, the Company had $20.6 million and $23.6 million, respectively, in outstanding letters of credit.
The Floorplan Line bears interest at rates equal to the LIBOR plus 110 basis points for new vehicle inventory and LIBOR plus 140 basis points for used vehicle inventory. The weighted average interest rate on the Floorplan Line was 1.76% as of March 31, 2020, excluding the impact of the Company’s interest rate derivative instruments. The Acquisition Line bears interest at LIBOR or a LIBOR equivalent plus 100 to 200 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in U.S. dollars, Euros or British pound sterling. The Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company has $4.5 million of related unamortized debt issuance costs as of March 31, 2020, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Offset accounts
Offset accounts consist of immediately available cash used to pay down the Floorplan Line and FMCC Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
Floorplan Notes Payable - Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. This facility bears interest at a rate of Prime plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 4.75% before considering the applicable incentives as of March 31, 2020.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

Other Manufacturer Facilities
The Company has other credit facilities in the U.S., U.K. and Brazil with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of March 31, 2020, borrowings outstanding under these facilities totaled $249.5 million, comprised of $109.6 million in the U.S., with annual interest rates ranging from less than 1% to approximately 5%, $126.0 million in the U.K., with annual interest rates ranging from approximately 1% to 4%, and $13.9 million in Brazil, with annual interest rates ranging from approximately 4% to 14%.
11. CASH FLOW INFORMATION
Cash, Cash Equivalents and Restricted Cash
The total amounts presented on the Company’s Condensed Consolidated Statements of Cash Flows include cash, cash equivalents and restricted cash. As of March 31, 2020, the Company had cash and cash equivalents of $19.2 million and as of December 31, 2019, the Company had cash and cash equivalents of $23.8 million and restricted cash of $4.3 million included in Other long-term assets.
Non-cash Activities
The Company had a net increase of $0.7 million and a net decrease of $4.1 million in the accrual for capital expenditures for the three months ended March 31, 2020 and 2019, respectively.
The following table presents ROU assets obtained in exchange for lease obligations (in millions):

	Three Months Ended March 31,
	2020	2019
ROU assets obtained in exchange for lease obligations:
Operating leases, initial recognition	$0.1	$4.3
Operating leases, modifications and remeasurements	$11.9	$0.7
Finance leases, initial recognition	$10.0	$—
Finance leases, modifications and remeasurements	$(1.5)	$—

Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate derivatives, was $19.9 million and $21.9 million for the three months ended March 31, 2020 and 2019, respectively. The Company received a net tax refund of $6.2 million for the three months ended March 31, 2020. Cash paid for income taxes, net of refunds, was $1.2 million for the three months ended March 31, 2019.
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
Legal Proceedings
As of March 31, 2020, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows, including class action lawsuits. However, the results of current or future matters cannot be predicted with certainty and an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

Other Matters
The Company has sold a number of dealerships to third parties and as a condition to certain of those dispositions, remains liable for the remaining lease payments of such dealerships in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $38.5 million as of March 31, 2020. In certain instances, the Company obtains collateral support for the rental obligations that the Company remains obligated upon sale of a dealership to a lessee. Total associated letters of credit issued on behalf of the lessee where the Company is the beneficiary was $6.1 million as of March 31, 2020.
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of Accumulated other comprehensive income (loss) were as follows (in millions):

	Three Months Ended March 31, 2020
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2019	$(142.9)	$(4.1)	$(147.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(27.9)	(41.3)	(69.2)
Tax effect	—	9.7	9.7
Amounts reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	0.6	0.6
Other interest expense, net (pre-tax)	—	0.1	0.1
Provision (benefit) for income taxes	—	(0.2)	(0.2)
Net current period other comprehensive income (loss)	(27.9)	(31.1)	(59.0)
Balance, March 31, 2020	$(170.8)	$(35.2)	$(206.0)

	Three Months Ended March 31, 2019
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2018	$(146.7)	$8.9	$(137.8)
Other comprehensive income (loss) before reclassifications:
Pre-tax	3.6	(5.6)	(1.9)
Tax effect	—	1.3	1.3
Amounts reclassified from accumulated other comprehensive income (loss) to:
Floorplan interest expense (pre-tax)	—	(0.3)	(0.3)
Other interest expense (pre-tax)	—	(0.1)	(0.1)
Provision (benefit) for income taxes	—	0.1	0.1
Net current period other comprehensive income (loss)	3.6	(4.6)	(1.0)
Balance, March 31, 2019	$(143.1)	$4.4	$(138.7)

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
•manufacturer quality issues, including the recall of vehicles and any related negative impact on vehicle sales and brand reputation;
•availability of financing for inventory, working capital, real estate and capital expenditures;
•changes in regulatory practices, tariffs and taxes, including Brexit;
•the impacts of any potential global recession;
•our ability to meet our financial covenants in our debt obligations and to maintain sufficient liquidity to operate; and
•the impacts of the COVID-19 pandemic on our business.
Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date of this Form 10-Q concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ from those in the forward-looking statements include:
•adverse developments in the global economy as well as the public health crisis related to the COVID-19 pandemic and the resulting impact on the demand for new and used vehicles and related parts and services;
•uncertainty regarding the length of time it will take for the U.S. and the rest of the world to slow the spread of the COVID-19 pandemic to the point where applicable authorities are comfortable easing current restrictions on various commercial and economic activities;
•uncertainty regarding the timing, pace and extent of an economic recovery in the U.S. and elsewhere, which in turn will likely affect demand for our vehicles, parts and services;
•uncertainty regarding the future actions of foreign oil producers such as Saudi Arabia and Russia and the effect such actions could have on oil prices which have a significant impact on the local economies where many of our dealerships operate in the U.S.;

•future deterioration in the economic environment, including consumer confidence, consumer preferences, interest rates, the prices of oil and gasoline, the level of manufacturer incentives, the implementation of international and domestic trade tariffs and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services, and F&I products;
•adverse domestic and international developments such as war, terrorism, political conflicts or other hostilities may adversely affect the demand for our products and services;
• uncertainty of the potential impact of Brexit on the overall U.K. economy and, more specifically, the potential adverse effect on retail automotive industry sales could have a material adverse effect on our revenues and business operations;
•the existing and future regulatory environment, including legislation related to the Dodd-Frank Wall Street Reform and Consumer Protection Act, climate control legislation, changes to U.S. federal, U.S. state, U.K. or Brazil tax regulations and unexpected litigation or adverse legislation, including changes in U.S. state franchise laws, may impose additional costs on us or otherwise adversely affect us;
•a concentration of risk associated with our principal automobile manufacturers, especially Toyota, Nissan, Honda, BMW, Ford, Daimler, General Motors, Chrysler, Hyundai and Volkswagen, because of financial distress, bankruptcy, natural disasters or pandemics, such as the COVID-19 pandemic, that disrupt production, or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, insurance, advertising or other assistance to us;
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
•our ability to facilitate credit for consumers;
•foreign exchange controls and currency fluctuations;
•new accounting standards could materially impact our reported EPS;
•our ability to acquire new dealerships and successfully integrate those dealerships into our business;
•the impairment of our goodwill, our indefinite-lived intangibles and our other long-lived assets;
•natural disasters, adverse weather events and other catastrophic events;
•a cybersecurity event of our systems or a third party partners’ systems, including a breach of personally identifiable information about our customers or employees or a shutdown of our operating systems;
•our foreign operations and sales in the U.K. and Brazil, which pose additional risks;
•the inability to adjust our cost structure and inventory levels to offset any reduction in the demand for our products and services;
•loss of our key personnel;
•our losses may not be fully covered by insurance or may only be fully covered with a significant increase to our insurance costs;
•our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect; and
•advancements in vehicle technology and changes in vehicle ownership models/consumer preferences.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), and this Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk.”
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
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and other insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are aligned into three regions, which comprise our reportable segments: (1) U.S., (2) U.K. and (3) Brazil. The U.S. and Brazil segments are led by the President, U.S. and Brazilian Operations, and the U.K segment is led by a Managing Director, each reporting directly to our Chief Executive Officer. The President, U.S. and Brazilian Operations, and the U.K Managing Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management. The U.S. segment includes the activities of our corporate office.
As of March 31, 2020, our retail network consisted of 119 dealerships in the U.S., 50 dealerships in the U.K. and 17 dealerships in Brazil. Our operations are primarily located in major metropolitan areas in 15 states in the U.S., 33 towns in the U.K. and three states in Brazil.
Long-Term Strategy
Our business strategy primarily focuses on the performance of our existing dealerships to achieve growth, capture market share and maximize the investment return to our stockholders. We are also focused on enhancing our dealership portfolio through strategic acquisitions and dispositions. We constantly evaluate opportunities to improve the overall profitability of our dealerships. Our long-term strategic areas of emphasis include:
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

•
Our data-driven pricing strategies ensure that our used vehicles are priced at market to generate more traffic to our websites. We review our market pricing on a regular basis and work to limit discounting from our advertised prices.

•
We will continue efforts to expand our “Val-U-Line®” sales program, a strategic used vehicle initiative that targets a growing customer niche and enables us to retail lower cost, higher mileage units that would otherwise have been sent to the auction. The Val-U-Line® initiative is expected to increase used retail volume by leveraging our scale, internal on-line buying center, internal auction capability and transportation infrastructure.

Parts and Service Growth
We remain focused on sustained growth in our higher margin parts and service operations which continue to hinge on the retention and hiring of service technicians and advisors. Our four-day work week implemented in 2019 has allowed us to extend our hours of operations and increase service technicians and advisors retention, thereby expanding our service capacity without investing additional capital in facilities. We seek to increase the retention of our customers through more convenient service hours, training of our service advisors, selling service contracts with vehicles sales and customer relationship management software that allows us to provide target marketing to our customers. The increasing complexity of vehicles, especially in the area of electronics and technological advancements, is making it difficult for independent repairs shops to retain the expertise and technology to work on these vehicles and provides us the opportunity to increase our market share.
Digital Initiatives to Enhance the Customer Experience
Our digital initiatives focus on ensuring that we can do business with our customers where and when they want to do business. Our online new and used vehicle retail platform, AcceleRide®, which was deployed to all of our U.S. dealerships in 2019, allows a customer to complete a vehicle transaction entirely online or start the sales process online and complete the transaction at our dealerships. In addition, our parts and service digital efforts focus on our online customer scheduling appointment system. We have seen continued growth in the percentage of appointments scheduled online over the past few years as we have continued to enhance this tool.

Cost Management
We continue our efforts to fully leverage our scale and cost structure. As our business evolves, we will manage our costs carefully and look for additional opportunities to improve our processes and disseminate best practices. Additionally, see “COVID-19 Pandemic” section below for specific cost-cutting measures in response to the COVID-19 pandemic. We believe that our management structure supports more rapid decision making and facilitates an efficient and effective roll-out of new processes.
Employee training and retention
A key to the execution of our business strategy is the leverage of what we believe to be one of our key strengths - the talent of our people. We are focused on the retention and training of our talented dealership employees. We believe that we have developed a distinguished management team with substantial industry expertise. With our management structure and level of executive talent, we plan to continue empowering the operators of our dealerships to make appropriate decisions to grow their respective dealership operations and to control fixed and variable costs. We believe this approach allows us to provide the best possible service to our customers, as well as attract and retain talented employees.
Strategic Acquisitions and Dispositions
We will continue to focus on opportunities to enhance our current dealership portfolio through strategic acquisitions and improving or disposing of underperforming dealerships. We believe that substantial opportunities for growth through acquisitions remain in our industry in the U.S., the U.K. and Brazil upon an economic recovery from the impacts of the COVID-19 pandemic. Further, we intend to continue to critically evaluate our return on invested capital in our current dealership portfolio for disposition opportunities.
COVID-19 Pandemic
Since emerging in December 2019, the COVID-19 pandemic has spread globally, including to all of our markets in the U.S., U.K. and Brazil, significantly impacting our operating results starting in March. On March 11, 2020, the WHO declared COVID-19 a pandemic, and subsequently, various countries including the U.S., U.K. and Brazil declared the COVID-19 pandemic a national emergency. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 across the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Beginning in mid-March, these measures have either completely shut down or significantly reduced operating capacity of all of our dealerships in the U.S., the U.K. and Brazil. The length of the stay-at-home orders, travel restrictions, other restrictions on operating businesses and resulting economic impacts are uncertain. To date, these measures have significantly reduced our new and used vehicle sales volumes, parts and service revenues and F&I revenues, as well as impacted our vehicle and parts supply chain. The primary COVID-19 impacts on our global business and our response to date include:
U.S.
Virtually all of our U.S. dealerships are located in markets operating in some form of shelter-in-place or restricted travel environments in accordance with applicable state and local orders. Dealership service facilities remain open to provide essential services to customers. Overall, service activity levels have decreased due to the reduced number of vehicles on the road caused by government restrictions and our customers’ concerns related to the virus. While dealership sales departments have closed in some jurisdictions, they are in most cases permitted to continue to operate, with a dramatically reduced staffing level. Our online selling platform Acceleride® continues to show increased utilization rates which are likely to continue in a restricted social distancing environment.
U.S. sales were well above prior year levels through February. As the market shutdowns began, March U.S. sales dropped sharply from February, with new and used retail unit sales dropping approximately 50% and service repair orders also declining by approximately 50% for the last two weeks of March 2020 compared to the last two weeks of March 2019. This pace continued into early April, but recently we have begun to see signs of improvement as shelter-in-place policies are beginning to be partially lifted. For the last week of April, total U.S. retail unit sales were down approximately 25% and service repair orders were down approximately 30% as compared to the same week a year ago.

In addition, the Texas and Oklahoma economies are significantly affected by oil and natural gas prices, which were severely impacted by reduced demand related to the COVID-19 pandemic and the increased production from certain large international crude oil producers, including Saudi Arabia and Russia. We cannot predict whether or when oil production and economic activities will return to normalized levels. However, oil and natural gas prices remaining at current depressed levels could have a significant impact on economic activity in Texas and Oklahoma, which could negatively impact our vehicle sales, financial condition and results of operations in those markets. New vehicle unit sales in Texas and Oklahoma represented approximately 43% of our total new vehicle unit sales for the year ended December 31, 2019 and approximately 42% for the three months ended March 31, 2020. Used vehicle retail unit sales in Texas and Oklahoma represented approximately 49% of our total used vehicle retail unit sales for the year ended December 31, 2019 and approximately 49% for the three months ended March 31, 2020.
U.K.
U.K. vehicle sales levels were well above prior year levels in most of our brands through February. March, which is a plate change month, is one of the largest selling months of the year with many vehicles delivered from orders placed in January and February. Due to the closure of our facilities and various business restrictions put in place as a result of a shut-down order from the government, effective through May 10th, we were not able to deliver approximately 35% of our vehicles we had contracted to sell prior to the shut-down restrictions. We have closed all of our U.K. dealerships except for emergency services as required by the mandate and will maintain a skeleton service staff to provide the emergency only service. Operations in the U.K. are not expected to resume until mid-to-late May, subject to any further governmental actions.
Brazil
Effective March 20, 2020, all of our dealerships were required to close. Historically, March represents approximately 40% of first quarter new vehicle unit sales in the Brazilian market. In April, our stores were allowed to re-open for service operations only, and we anticipate in-person sales to resume shortly, subject to any further government actions.
Cost-Cutting Actions
In all regions we have taken aggressive actions to reduce costs and preserve liquidity, with about 4,800 employees (over 40% of the workforce) furloughed or terminated in the U.S., 2,800 employees (over 90% of the workforce) furloughed in the U.K., and over 450 employees (over 45% of the workforce) furloughed or terminated in Brazil. In addition, other measures have been implemented and have significantly reduced costs in all three regions including reductions of as much as 50% in management compensation, 100% of Board of Directors’ compensation, over 75% reduction in advertising expense and cuts across all other cost categories. Additionally, as announced in April 2020, we suspended our dividend and canceled our share repurchase program, as well as implemented capital expenditure deferrals. As discussed in “Liquidity and Capital Resources,” we have sufficient liquidity currently and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with debt covenants.
While the potential long-term impact of the COVID-19 pandemic is difficult to predict, we expect our second quarter results to be significantly lower than the prior year. Moving forward, we anticipate service will recover quicker than vehicle sales, with both beginning to recover in the late spring and summer months as shelter-in-place policies continue to be lifted and consumers transition to more normal habits, at which time we will re-evaluate our cost cutting measures.
Critical Accounting Policies and Accounting Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. For additional discussion of our critical accounting policies and accounting estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.

Results of Operations
The “same store” amounts presented below include the results of dealerships and corporate headquarters for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. For example, for a dealership acquired on August 15, 2020, the results from this dealership will appear in our same store comparison beginning in 2021 for the period September 2021 through December 2021, when comparing to September 2020 through December 2020 results. If we disposed of a store on August 15, 2020, the results from this store would be excluded from same store results beginning in August 2020 as July 2020 was the last full month the dealership was owned by us. Same store results provide a measurement of our ability to grow revenue and profitability of our existing stores and also provide a metric for peer group comparisons. For these reasons, same store results allow management to manage and monitor the performance of the business and is also useful to investors.
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

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data - Consolidated
(In millions, except unit and per unit amounts)

	Three Months Ended March 31,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,342.2	$1,414.5	$(72.3)	(5.1)%	$(19.2)	(3.8)%
Used vehicle retail sales	779.0	819.2	(40.2)	(4.9)%	(5.7)	(4.2)%
Used vehicle wholesale sales	86.5	92.1	(5.6)	(6.1)%	(1.0)	(5.0)%
Total used	865.6	911.3	(45.8)	(5.0)%	(6.7)	(4.3)%
Parts and service sales	370.6	369.2	1.4	0.4%	(2.4)	1.0%
F&I, net	112.5	113.4	(0.9)	(0.8)%	(0.6)	(0.3)%
Total revenues	$2,690.8	$2,808.4	$(117.6)	(4.2)%	$(29.0)	(3.2)%
Gross profit:
New vehicle retail sales	$62.8	$71.4	$(8.6)	(12.0)%	$(1.1)	(10.5)%
Used vehicle retail sales	42.1	47.8	(5.7)	(11.8)%	(0.3)	(11.2)%
Used vehicle wholesale sales	1.0	0.5	0.5	121.7%	—	128.8%
Total used	43.1	48.3	(5.1)	(10.6)%	(0.4)	(9.9)%
Parts and service sales	198.0	198.5	(0.4)	(0.2)%	(1.2)	0.4%
F&I, net	112.5	113.4	(0.9)	(0.8)%	(0.6)	(0.3)%
Total gross profit	$416.5	$431.5	$(15.1)	(3.5)%	$(3.3)	(2.7)%
Gross margin:
New vehicle retail sales	4.7%	5.0%	(0.4)%
Used vehicle retail sales	5.4%	5.8%	(0.4)%
Used vehicle wholesale sales	1.2%	0.5%	0.7%
Total used	5.0%	5.3%	(0.3)%
Parts and service sales	53.4%	53.8%	(0.3)%
F&I, net	100.0%	100.0%	—%
Total gross margin	15.5%	15.4%	0.1%
Units sold:
Retail new vehicles sold	35,360	38,874	(3,514)	(9.0)%
Retail used vehicles sold	36,790	38,836	(2,046)	(5.3)%
Wholesale used vehicles sold	12,086	12,989	(903)	(7.0)%
Total used	48,876	51,825	(2,949)	(5.7)%
Average sales price per unit sold:
New vehicle retail	$37,957	$36,386	$1,571	4.3%	$(544)	5.8%
Used vehicle retail	$21,175	$21,094	$82	0.4%	$(155)	1.1%
Gross profit per unit sold:
New vehicle retail sales	$1,777	$1,836	$(60)	(3.3)%	$(31)	(1.6)%
Used vehicle retail sales	$1,146	$1,231	$(85)	(6.9)%	$(9)	(6.2)%
Used vehicle wholesale sales	$83	$35	$48	138.3%	$(3)	145.9%
Total used	$883	$931	$(48)	(5.2)%	$(7)	(4.4)%
F&I PRU	$1,559	$1,459	$100	6.8%	$(9)	7.4%
Other:
SG&A expenses	$328.0	$327.7	$0.2	0.1%	$(3.0)	1.0%
SG&A as % gross profit	78.7%	75.9%	2.8%
Floorplan expense:
Floorplan interest expense	$12.9	$15.7	$(2.8)	(18.1)%	$—	(17.8)%
Less: floorplan assistance (1)	10.6	10.5	0.1	0.8%	—	0.8%
Net floorplan expense	$2.3	$5.2	$(2.9)	(56.0)%	$—	(55.2)%

(1) Floorplan assistance is included within New vehicle retail Gross Profit above and New vehicle retail Cost of sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data - Consolidated
(In millions, except unit and per unit amounts)

	Three Months Ended March 31,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,298.4	$1,393.8	$(95.4)	(6.8)%	$(18.6)	(5.5)%
Used vehicle retail sales	752.8	803.9	(51.1)	(6.4)%	(5.6)	(5.7)%
Used vehicle wholesale sales	82.9	88.6	(5.6)	(6.3)%	(1.0)	(5.2)%
Total used	835.7	892.5	(56.8)	(6.4)%	(6.6)	(5.6)%
Parts and service sales	357.6	360.4	(2.8)	(0.8)%	(2.3)	(0.1)%
F&I, net	110.4	112.2	(1.8)	(1.6)%	(0.6)	(1.1)%
Total revenues	$2,602.2	$2,759.0	$(156.8)	(5.7)%	$(28.1)	(4.7)%
Gross profit:
New vehicle retail sales	$59.7	$70.5	$(10.8)	(15.3)%	$(1.1)	(13.8)%
Used vehicle retail sales	40.6	47.3	(6.7)	(14.2)%	(0.3)	(13.5)%
Used vehicle wholesale sales	1.0	0.6	0.4	63.8%	—	69.1%
Total used	41.6	48.0	(6.3)	(13.2)%	(0.3)	(12.4)%
Parts and service sales	191.1	194.3	(3.2)	(1.6)%	(1.1)	(1.1)%
F&I, net	110.4	112.2	(1.8)	(1.6)%	(0.6)	(1.1)%
Total gross profit	$402.8	$424.9	$(22.1)	(5.2)%	$(3.2)	(4.5)%
Gross margin:
New vehicle retail sales	4.6%	5.1%	(0.5)%
Used vehicle retail sales	5.4%	5.9%	(0.5)%
Used vehicle wholesale sales	1.2%	0.7%	0.5%
Total used	5.0%	5.4%	(0.4)%
Parts and service sales	53.4%	53.9%	(0.5)%
F&I, net	100.0%	100.0%	—%
Total gross margin	15.5%	15.4%	0.1%
Units sold:
Retail new vehicles sold	34,154	37,906	(3,752)	(9.9)%
Retail used vehicles sold	35,669	38,043	(2,374)	(6.2)%
Wholesale used vehicles sold	11,615	12,592	(977)	(7.8)%
Total used	47,284	50,635	(3,351)	(6.6)%
Average sales price per unit sold:
New vehicle retail	$38,017	$36,771	$1,246	3.4%	$(544)	4.9%
Used vehicle retail	$21,105	$21,132	$(27)	(0.1)%	$(156)	0.6%
Gross profit per unit sold:
New vehicle retail sales	$1,747	$1,859	$(112)	(6.0)%	$(31)	(4.3)%
Used vehicle retail sales	$1,140	$1,245	$(105)	(8.4)%	$(9)	(7.7)%
Used vehicle wholesale sales	$86	$49	$38	77.6%	$(3)	83.3%
Total used	$881	$947	$(66)	(7.0)%	$(7)	(6.2)%
F&I PRU	$1,581	$1,477	$104	7.0%	$(9)	7.6%
Other:
SG&A expenses	$315.0	$323.4	$(8.4)	(2.6)%	$(2.9)	(1.7)%
SG&A as % gross profit	78.2%	76.1%	2.1%

Reported Operating Data - U.S.
(In millions, except unit and per unit amounts)

	Three Months Ended March 31,
	2020	2019	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$988.4	$1,031.7	$(43.4)	(4.2)%
Used vehicle retail sales	570.3	594.4	(24.1)	(4.1)%
Used vehicle wholesale sales	46.8	42.8	4.0	9.3%
Total used	617.1	637.2	(20.1)	(3.2)%
Parts and service sales	304.6	297.6	7.0	2.4%
F&I, net	97.4	96.2	1.2	1.3%
Total revenues	$2,007.6	$2,062.8	$(55.2)	(2.7)%
Gross profit:
New vehicle retail sales	$47.3	$50.8	$(3.5)	(7.0)%
Used vehicle retail sales	31.9	38.3	(6.3)	(16.6)%
Used vehicle wholesale sales	0.8	1.2	(0.3)	(28.9)%
Total used	32.8	39.4	(6.7)	(16.9)%
Parts and service sales	163.5	160.5	3.0	1.9%
F&I, net	97.4	96.2	1.2	1.3%
Total gross profit	$340.9	$346.9	$(6.0)	(1.7)%
Gross margin:
New vehicle retail sales	4.8%	4.9%	(0.1)%
Used vehicle retail sales	5.6%	6.4%	(0.8)%
Used vehicle wholesale sales	1.8%	2.7%	(1.0)%
Total used	5.3%	6.2%	(0.9)%
Parts and service sales	53.7%	53.9%	(0.2)%
F&I, net	100.0%	100.0%	—%
Total gross margin	17.0%	16.8%	0.2%
Units sold:
Retail new vehicles sold	24,495	26,390	(1,895)	(7.2)%
Retail used vehicles sold	27,668	29,317	(1,649)	(5.6)%
Wholesale used vehicles sold	7,027	7,150	(123)	(1.7)%
Total used	34,695	36,467	(1,772)	(4.9)%
Average sales price per unit sold:
New vehicle retail	$40,350	$39,096	$1,254	3.2%
Used vehicle retail	$20,613	$20,276	$338	1.7%
Gross profit per unit sold:
New vehicle retail sales	$1,929	$1,925	$4	0.2%
Used vehicle retail sales	$1,154	$1,306	$(152)	(11.6)%
Used vehicle wholesale sales	$118	$163	$(45)	(27.7)%
Total used	$944	$1,082	$(137)	(12.7)%
F&I PRU	$1,868	$1,727	$141	8.2%
Other:
SG&A expenses	$257.5	$256.2	$1.4	0.5%
SG&A as % gross profit	75.5%	73.8%	1.7%

Same Store Operating Data - U.S.
(In millions, except unit and per unit amounts)

	Three Months Ended March 31,
	2020	2019	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$970.4	$1,024.0	$(53.6)	(5.2)%
Used vehicle retail sales	558.0	587.9	(29.9)	(5.1)%
Used vehicle wholesale sales	46.4	41.6	4.8	11.5%
Total used	604.4	629.5	(25.1)	(4.0)%
Parts and service sales	298.4	293.6	4.7	1.6%
F&I, net	96.6	95.5	1.1	1.1%
Total revenues	$1,969.7	$2,042.6	$(72.8)	(3.6)%
Gross profit:
New vehicle retail sales	$45.1	$50.5	$(5.4)	(10.6)%
Used vehicle retail sales	31.1	38.0	(6.9)	(18.1)%
Used vehicle wholesale sales	0.8	1.2	(0.3)	(29.2)%
Total used	31.9	39.2	(7.2)	(18.5)%
Parts and service sales	160.0	158.7	1.4	0.9%
F&I, net	96.6	95.5	1.1	1.1%
Total gross profit	$333.6	$343.8	$(10.2)	(3.0)%
Gross margin:
New vehicle retail sales	4.6%	4.9%	(0.3)%
Used vehicle retail sales	5.6%	6.5%	(0.9)%
Used vehicle wholesale sales	1.8%	2.9%	(1.0)%
Total used	5.3%	6.2%	(0.9)%
Parts and service sales	53.6%	54.0%	(0.4)%
F&I, net	100.0%	100.0%	—%
Total gross margin	16.9%	16.8%	0.1%
Units sold:
Retail new vehicles sold	24,154	26,145	(1,991)	(7.6)%
Retail used vehicles sold	27,210	28,868	(1,658)	(5.7)%
Wholesale used vehicles sold	6,960	6,962	(2)	—%
Total used	34,170	35,830	(1,660)	(4.6)%
Average sales price per unit sold:
New vehicle retail	$40,175	$39,164	$1,010	2.6%
Used vehicle retail	$20,509	$20,365	$144	0.7%
Gross profit per unit sold:
New vehicle retail sales	$1,867	$1,930	$(63)	(3.3)%
Used vehicle retail sales	$1,142	$1,315	$(173)	(13.1)%
Used vehicle wholesale sales	$121	$171	$(50)	(29.2)%
Total used	$934	$1,093	$(159)	(14.5)%
F&I PRU	$1,880	$1,736	$144	8.3%
Other:
SG&A expenses	$252.0	$256.2	$(4.2)	(1.6)%
SG&A as % gross profit	75.5%	74.5%	1.0%

The following discussion of our U.S. operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. Our U.S. dealership operations have been significantly impacted by the reduced demand caused by the COVID-19 pandemic and the restrictions put in place by local governments to contain the virus.
Revenues
Total revenues in the U.S. during the three months ended March 31, 2020 decreased $55.2 million, or 2.7%, as compared to the same period in 2019. Total same store revenues in the U.S. during the three months ended March 31, 2020 decreased $72.8 million, or 3.6%, as compared to the same period in 2019, driven by declines in new vehicle and used vehicle retail sales which were partially offset by increases in used vehicle wholesale, parts and service and F&I sales. The declines of 5.2% in same store new vehicle retail sales and 5.1% in same store used vehicle retail sales were driven by a 7.6% and a 5.7% decrease in new vehicle and used vehicle retail unit sales, respectively. The declines in new and used vehicle unit sales were due to reduced demand at our dealerships caused by the COVID-19 pandemic. Total same store used vehicle wholesale revenues increased 11.5% over the same period last year due to a higher mix of luxury cars wholesaled during the first two months of the quarter. Parts and service same store revenues increased 1.6% with growth driven by a 5.4% increase in wholesale parts revenues, a 2.8% increase in customer pay and a 5.0% increase in collision revenues which was partially offset by a 6.9% decline in warranty revenues. Parts and service same store revenues increased through February 2020 compared to the same period last year but were dampened by the impacts of the COVID-19 pandemic during March 2020. F&I same store revenues increased 1.1%, driven by improvements in income per contract on finance and vehicle services contracts, as well as higher penetration rates on all of our finance and insurance product offerings, which were partially offset by a 6.6% decrease in total same store retail units as discussed above.
Gross Profit
Total gross profit in the U.S. during the three months ended March 31, 2020 decreased $6.0 million, or 1.7%, as compared to the same period in 2019. Total same store gross profit in the U.S. during the three months ended March 31, 2020 decreased $10.2 million, or 3.0%, as compared to the same period in 2019. The decrease in same store gross profit was driven by new and used vehicle retail gross profit which was partially offset by an increase in parts and service and F&I gross profit. New vehicle retail same store gross profit decreased 10.6% driven by a 7.6% decline in new vehicle retail unit sales coupled with a 3.3% decline in new vehicle gross profit PRU over the first quarter of 2019. Used vehicle retail same store gross profit decreased 18.1% as used vehicle retail same store unit sales decreased by 5.7% and used vehicle retail same store gross profit PRU decreased 13.1% over the same period in 2019. The decline in new vehicle and used vehicle retail same store gross profit was related to the reduced demand caused by the COVID-19 pandemic. Parts and service same store gross profit and F&I same store gross profit increased by 0.9% and 1.1%, respectively, driven by the increases discussed above. Total same store gross margin increased 10 basis points primarily due to the change in mix of sales towards higher margin parts and service and F&I businesses.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in the U.S. during the three months ended March 31, 2020 increased $1.4 million, or 0.5%, as compared to the same period in 2019. Total same store SG&A expenses in the U.S. during the three months ended March 31, 2020 decreased $4.2 million, or 1.6%, as compared to the same period in 2019. As mentioned above, in March 2020, the U.S. dealership operations were directly impacted by reduced demand caused by the COVID-19 pandemic. In an effort to reduce costs, we furloughed and terminated employees in late March and significantly reduced advertising and other outside services. Total same store SG&A expenses in the U.S. in the first quarter of 2019 included $2.0 million in net costs associated with a hailstorm in Texas; $1.1 million in net gains on real estate and dealership transactions; and $1.8 million in non-core legal expenses. Total same store SG&A as a percent of gross profit increased 100 basis points over the same period in 2019 driven by the decline in gross profit due to the impact of the COVID-19 pandemic.

Reported Operating Data - U.K.
(In millions, except unit and per unit amounts)

	Three Months Ended March 31,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$296.3	$318.6	$(22.3)	(7.0)%	$(9.1)	(4.1)%
Used vehicle retail sales	188.8	203.6	(14.8)	(7.3)%	(2.3)	(6.2)%
Used vehicle wholesale sales	35.8	45.3	(9.4)	(20.8)%	(0.4)	(19.8)%
Total used	224.6	248.8	(24.2)	(9.7)%	(2.7)	(8.6)%
Parts and service sales	56.4	59.6	(3.1)	(5.3)%	(0.8)	(3.9)%
F&I, net	13.3	15.2	(1.9)	(12.4)%	(0.3)	(10.3)%
Total revenues	$590.7	$642.2	$(51.5)	(8.0)%	$(12.9)	(6.0)%
Gross profit:
New vehicle retail sales	$12.1	$16.8	$(4.7)	(28.1)%	$(0.5)	(25.2)%
Used vehicle retail sales	9.2	8.3	0.9	10.5%	(0.1)	12.1%
Used vehicle wholesale sales	—	(1.0)	1.0	96.9%	—	96.4%
Total used	9.1	7.3	1.9	25.4%	(0.1)	27.2%
Parts and service sales	30.3	32.7	(2.4)	(7.4)%	(0.5)	(5.9)%
F&I, net	13.3	15.2	(1.9)	(12.4)%	(0.3)	(10.3)%
Total gross profit	$64.8	$72.0	$(7.2)	(9.9)%	$(1.4)	(8.0)%
Gross margin:
New vehicle retail sales	4.1%	5.3%	(1.2)%
Used vehicle retail sales	4.9%	4.1%	0.8%
Used vehicle wholesale sales	(0.1)%	(2.2)%	2.1%
Total used	4.1%	2.9%	1.1%
Parts and service sales	53.7%	55.0%	(1.2)%
F&I, net	100.0%	100.0%	—%
Total gross margin	11.0%	11.2%	(0.2)%
Units sold:
Retail new vehicles sold	8,894	10,344	(1,450)	(14.0)%
Retail used vehicles sold	8,024	8,431	(407)	(4.8)%
Wholesale used vehicles sold	4,584	5,367	(783)	(14.6)%
Total used	12,608	13,798	(1,190)	(8.6)%
Average sales price per unit sold:
New vehicle retail	$33,314	$30,798	$2,517	8.2%	$(1,021)	11.5%
Used vehicle retail	$23,528	$24,144	$(616)	(2.6)%	$(281)	(1.4)%
Gross profit per unit sold:
New vehicle retail sales	$1,356	$1,621	$(266)	(16.4)%	$(54)	(13.0)%
Used vehicle retail sales	$1,141	$983	$158	16.1%	$(17)	17.8%
Used vehicle wholesale sales	$(7)	$(188)	$181	96.4%	$1	95.8%
Total used	$724	$527	$197	37.3%	$(10)	39.2%
F&I PRU	$787	$810	$(22)	(2.8)%	$(19)	(0.4)%
Other:
SG&A expenses	$59.8	$59.2	$0.7	1.1%	$(1.0)	2.8%
SG&A as % gross profit	92.3%	82.2%	10.1%

Same Store Operating Data - U.K.
(In millions, except unit and per unit amounts)

	Three Months Ended March 31,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$270.6	$306.7	$(36.1)	(11.8)%	$(8.4)	(9.0)%
Used vehicle retail sales	174.8	196.4	(21.6)	(11.0)%	(2.1)	(9.9)%
Used vehicle wholesale sales	32.7	43.5	(10.8)	(24.8)%	(0.4)	(23.8)%
Total used	207.6	239.9	(32.3)	(13.5)%	(2.5)	(12.4)%
Parts and service sales	49.7	55.1	(5.4)	(9.8)%	(0.7)	(8.5)%
F&I, net	12.1	14.7	(2.6)	(17.9)%	(0.3)	(15.9)%
Total revenues	$539.9	$616.4	$(76.5)	(12.4)%	$(11.9)	(10.5)%
Gross profit:
New vehicle retail sales	$11.1	$16.2	$(5.1)	(31.6)%	$(0.5)	(28.8)%
Used vehicle retail sales	8.5	8.0	0.5	6.7%	(0.1)	8.3%
Used vehicle wholesale sales	—	(0.9)	0.8	94.7%	—	94.1%
Total used	8.5	7.1	1.3	18.8%	(0.1)	20.6%
Parts and service sales	26.9	30.5	(3.6)	(11.9)%	(0.4)	(10.6)%
F&I, net	12.1	14.7	(2.6)	(17.9)%	(0.3)	(15.9)%
Total gross profit	$58.5	$68.6	$(10.1)	(14.7)%	$(1.3)	(12.7)%
Gross margin:
New vehicle retail sales	4.1%	5.3%	(1.2)%
Used vehicle retail sales	4.9%	4.1%	0.8%
Used vehicle wholesale sales	(0.1)%	(2.0)%	1.8%
Total used	4.1%	3.0%	1.1%
Parts and service sales	54.1%	55.4%	(1.3)%
F&I, net	100.0%	100.0%	—%
Total gross margin	10.8%	11.1%	(0.3)%
Units sold:
Retail new vehicles sold	8,029	9,635	(1,606)	(16.7)%
Retail used vehicles sold	7,361	8,117	(756)	(9.3)%
Wholesale used vehicles sold	4,180	5,180	(1,000)	(19.3)%
Total used	11,541	13,297	(1,756)	(13.2)%
Average sales price per unit sold:
New vehicle retail	$33,699	$31,834	$1,865	5.9%	$(1,047)	9.1%
Used vehicle retail	$23,749	$24,195	$(445)	(1.8)%	$(289)	(0.6)%
Gross profit per unit sold:
New vehicle retail sales	$1,379	$1,680	$(301)	(17.9)%	$(57)	(14.5)%
Used vehicle retail sales	$1,157	$983	$173	17.6%	$(18)	19.4%
Used vehicle wholesale sales	$(11)	$(165)	$154	93.4%	$1	92.7%
Total used	$734	$536	$198	36.9%	$(11)	38.9%
F&I PRU	$786	$830	$(44)	(5.3)%	$(19)	(3.0)%
Other:
SG&A expenses	$52.4	$55.7	$(3.3)	(6.0)%	$(0.9)	(4.4)%
SG&A as % gross profit	89.5%	81.3%	8.2%

The following discussion of our U.K. operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. Our U.K. dealership operations have been significantly impacted by the reduced demand caused by the COVID-19 pandemic and the restrictions put in place by the national government to contain the virus.
Revenues
Total revenues in the U.K. during the three months ended March 31, 2020 decreased $51.5 million, or 8.0%, as compared to the same period in 2019. Total same store revenues in the U.K. during the three months ended March 31, 2020 decreased $76.5 million, or 12.4%, as compared to the same period in 2019. On a constant currency basis, total same store revenues decreased 10.5%, driven by decreases in all of our operations due to the COVID-19 pandemic. March is one of the largest new vehicle selling months of the year with many pre-orders taken weeks in advance. On March 21, 2020, the government mandated the closure of all U.K. dealerships due to the COVID-19 pandemic. Because of these closures and various travel restrictions, many new vehicles were not delivered. This drove a 9.0% decline in new vehicle retail same store revenues on a constant currency basis, driven by a 16.7% decrease in new vehicle retail same store unit sales. However, we believe most of these delayed new vehicle pre-orders will be delivered during the second quarter of 2020 after the lockdown in the U.K. is lifted. Used vehicle retail same store revenues on a constant currency basis decreased 9.9% as used vehicle retail same store unit sales declined 9.3% and average used retail same store sales price decreased by 0.6%. Parts and service same store revenues decreased 8.5% on a constant currency basis as a 4.3% increase in customer-pay business was more than offset by declines of 28.3% in warranty, 27.5% in collision and 9.3% in wholesale parts revenues, due to the negative impacts of COVID-19. F&I same store revenues on a constant currency basis decreased 15.9%, driven by the decline in retail unit sales, an increase in our overall chargeback experience and lower penetration rates on finance fees.
Gross Profit
Total gross profit in the U.K. during the three months ended March 31, 2020 decreased $7.2 million, or 9.9%, as compared to the same period in 2019. Total same store gross profit in the U.K. during the three months ended March 31, 2020 decreased $10.1 million, or 14.7%, as compared to the same period in 2019. On a constant currency basis, total same store gross profit decreased 12.7%, driven by decreases in new vehicle retail, parts and service and F&I gross profit, partially offset by an increase in used vehicle retail gross profit. New vehicle retail same store gross profit decreased 28.8%, driven by a 16.7% decrease in new vehicle retail same store unit sales and a 14.5% decrease in new vehicle gross profit per unit on a constant currency basis. The decline in new vehicle gross profit was directly related to the COVID-19 pandemic. Used vehicle retail same store gross profit increased 8.3%, reflecting a 19.4% increase in used vehicle retail same store gross profit per unit sold on a constant currency basis partially offset by a 9.3% decrease in used vehicle retail same store unit sales. The increase in used vehicle retail same store gross profit reflects gross profit PRUs returning to a more normalized level. In 2019, there was a severe decline in used vehicle values after the new vehicle inventory supply shortage, due to the WLTP legislation, concluded in the second half of 2018. Parts and service same store gross profit on a constant currency basis decreased 10.6% due to an 8.5% decrease in revenues, as discussed above. F&I same store revenues on a constant currency basis decreased 15.9% as previously discussed.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in the U.K. during the three months ended March 31, 2020 increased $0.7 million, or 1.1%, as compared to the same period in 2019. Total same store SG&A expenses in the U.K. during the three months ended March 31, 2020, decreased $3.3 million, or 6.0%, as compared to the same period in 2019. On a constant currency basis, total same store SG&A expenses decreased 4.4%, driven by the implementation and execution of cost reduction strategies as a reaction to the COVID-19 pandemic, which enabled us to partially offset the adverse effect in gross profit.

Reported Operating Data - Brazil
(In millions, except unit and per unit amounts)

	Three Months Ended March 31,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$57.5	$64.2	$(6.7)	(10.4)%	$(10.2)	5.4%
Used vehicle retail sales	19.9	21.2	(1.3)	(6.1)%	(3.4)	10.1%
Used vehicle wholesale sales	3.8	4.1	(0.2)	(5.0)%	(0.6)	10.0%
Total used	23.8	25.3	(1.5)	(5.9)%	(4.1)	10.1%
Parts and service sales	9.6	12.0	(2.5)	(20.4)%	(1.6)	(7.0)%
F&I, net	1.7	2.0	(0.3)	(13.4)%	(0.3)	1.8%
Total revenues	$92.5	$103.4	$(10.9)	(10.5)%	$(16.1)	5.1%
Gross profit:
New vehicle retail sales	$3.5	$3.8	$(0.3)	(7.9)%	$(0.6)	8.2%
Used vehicle retail sales	1.1	1.2	(0.2)	(15.1)%	(0.2)	0.1%
Used vehicle wholesale sales	0.2	0.3	(0.1)	(31.3)%	—	(18.7)%
Total used	1.3	1.5	(0.3)	(18.2)%	(0.2)	(3.5)%
Parts and service sales	4.2	5.3	(1.1)	(20.2)%	(0.7)	(6.8)%
F&I, net	1.7	2.0	(0.3)	(13.4)%	(0.3)	1.8%
Total gross profit	$10.7	$12.6	$(1.9)	(15.2)%	$(1.8)	(0.5)%
Gross margin:
New vehicle retail sales	6.1%	5.9%	0.2%
Used vehicle retail sales	5.3%	5.8%	(0.6)%
Used vehicle wholesale sales	5.3%	7.3%	(2.0)%
Total used	5.3%	6.1%	(0.8)%
Parts and service sales	43.9%	43.8%	0.1%
F&I, net	100.0%	100.0%	—%
Total gross margin	11.5%	12.2%	(0.6)%
Units sold:
Retail new vehicles sold	1,971	2,140	(169)	(7.9)%
Retail used vehicles sold	1,098	1,088	10	0.9%
Wholesale used vehicles sold	475	472	3	0.6%
Total used	1,573	1,560	13	0.8%
Average sales price per unit sold:
New vehicle retail	$29,169	$29,987	$(817)	(2.7)%	$(5,154)	14.5%
Used vehicle retail	$18,154	$19,508	$(1,353)	(6.9)%	$(3,137)	9.1%
Gross profit per unit sold:
New vehicle retail sales	$1,782	$1,783	$(1)	—%	$(313)	17.5%
Used vehicle retail sales	$957	$1,137	$(181)	(15.9)%	$(172)	(0.8)%
Used vehicle wholesale sales	$430	$629	$(199)	(31.7)%	$(78)	(19.2)%
Total used	$798	$984	$(186)	(18.9)%	$(143)	(4.3)%
F&I PRU	$560	$615	$(55)	(8.9)%	$(98)	7.1%
Other:
SG&A expenses	$10.6	$12.4	$(1.8)	(14.3)%	$(1.9)	1.4%
SG&A as % gross profit	99.1%	98.2%	1.0%

Same Store Operating Data - Brazil
(In millions, except unit and per unit amounts)

	Three Months Ended March 31,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$57.5	$63.2	$(5.7)	(9.0)%	$(10.2)	7.1%
Used vehicle retail sales	19.9	19.7	0.3	1.4%	(3.4)	18.9%
Used vehicle wholesale sales	3.8	3.5	0.4	10.9%	(0.6)	28.4%
Total used	23.8	23.1	0.7	2.8%	(4.1)	20.3%
Parts and service sales	9.6	11.7	(2.2)	(18.6)%	(1.6)	(4.8)%
F&I, net	1.7	2.0	(0.2)	(11.9)%	(0.3)	3.5%
Total revenues	$92.5	$100.0	$(7.4)	(7.4)%	$(16.1)	8.7%
Gross profit:
New vehicle retail sales	$3.5	$3.8	$(0.3)	(8.4)%	$(0.6)	7.7%
Used vehicle retail sales	1.1	1.4	(0.3)	(24.9)%	(0.2)	(11.6)%
Used vehicle wholesale sales	0.2	0.3	(0.1)	(26.2)%	—	(12.8)%
Total used	1.3	1.7	(0.4)	(25.2)%	(0.2)	(11.8)%
Parts and service sales	4.2	5.1	(0.9)	(17.6)%	(0.7)	(3.8)%
F&I, net	1.7	2.0	(0.2)	(11.9)%	(0.3)	3.5%
Total gross profit	$10.7	$12.6	$(1.9)	(14.9)%	$(1.8)	(0.2)%
Gross margin:
New vehicle retail sales	6.1%	6.1%	—%
Used vehicle retail sales	5.3%	7.1%	(1.8)%
Used vehicle wholesale sales	5.3%	8.0%	(2.7)%
Total used	5.3%	7.3%	(2.0)%
Parts and service sales	44.0%	43.5%	0.5%
F&I, net	100.0%	100.0%	—%
Total gross margin	11.5%	12.6%	(1.0)%
Units sold:
Retail new vehicles sold	1,971	2,126	(155)	(7.3)%
Retail used vehicles sold	1,098	1,058	40	3.8%
Wholesale used vehicles sold	475	450	25	5.6%
Total used	1,573	1,508	65	4.3%
Average sales price per unit sold:
New vehicle retail	$29,169	$29,709	$(540)	(1.8)%	$(5,158)	15.5%
Used vehicle retail	$18,154	$18,584	$(429)	(2.3)%	$(3,141)	14.6%
Gross profit per unit sold:
New vehicle retail sales	$1,782	$1,803	$(21)	(1.1)%	$(312)	16.2%
Used vehicle retail sales	$957	$1,323	$(366)	(27.7)%	$(171)	(14.8)%
Used vehicle wholesale sales	$430	$615	$(185)	(30.1)%	$(78)	(17.4)%
Total used	$798	$1,112	$(314)	(28.3)%	$(143)	(15.4)%
F&I PRU	$560	$613	$(53)	(8.6)%	$(98)	7.4%
Other:
SG&A expenses	$10.5	$11.4	$(0.9)	(7.7)%	$(1.9)	9.4%
SG&A as % gross profit	98.7%	90.9%	7.8%

The following discussion of our Brazil operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. Our Brazil dealership operations have been significantly impacted by the reduced demand caused by the COVID-19 pandemic and the restrictions put in place by local governments to contain the virus.
Revenues
Total revenues in Brazil during the three months ended March 31, 2020 decreased $10.9 million, or 10.5%, as compared to the same period in 2019. Total same store revenues in Brazil during the three months ended March 31, 2020 decreased $7.4 million, or 7.4%, as compared to the same period in 2019. On a constant currency basis, total same store revenues increased 8.7% driven by increases in all business lines except parts and service. New vehicle retail same store revenues on a constant currency basis increased 7.1% as a 15.5% increase in new vehicle retail same store average sales price per unit sold more than offset a 7.3% decrease in new vehicle retail same store unit sales. The increase in average sales price was driven by a change in brand mix, which has shifted towards our higher priced luxury brands. The decline in new vehicle same store unit sales was a result of the reduced demand at our dealerships caused by the COVID-19 pandemic. Used vehicle retail same store revenues on a constant currency basis increased 18.9% reflecting a 14.6% increase in used vehicle retail same store average sales price per unit sold and a 3.8% increase in used vehicle retail same store unit sales. The increase in used vehicle retail same store average sales price reflects higher luxury sales in 2020 compared with the prior year. The increase in used vehicle retail same store unit sales was driven by an increased focus by management on used sales volume growth. Parts and service same store revenues on a constant currency basis decreased 4.8% driven by a decline in warranty revenues, partially offset by increases in customer-pay, collision and wholesale revenues. F&I same store revenues on a constant currency basis increased 3.5% primarily reflecting improvement in income per contract on retail finance fees.
Gross Profit
Total gross profit in Brazil during the three months ended March 31, 2020 decreased $1.9 million, or 15.2%, as compared to the same period in 2019. Total same store gross profit in Brazil during the three months ended March 31, 2020 decreased $1.9 million, or 14.9%, as compared to the same period in 2019. On a constant currency basis, total same store gross profit decreased 0.2% as declines in used vehicle and parts and service were almost fully offset by increases in new vehicle and F&I gross profit. New vehicle retail same store gross profit on a constant currency basis increased 7.7% driven by an increase of 16.2% in new vehicle retail same store average gross profit per unit sold, partially offset by a 7.3% decline in new vehicle retail same store units sold. The improvement in new vehicle retail same store gross profit reflects an increase in manufacturer incentives. Used vehicle retail same store gross profit on a constant currency basis decreased 11.6% reflecting a 14.8% decrease in used vehicle retail same store average gross profit PRU that was partially offset by a 3.8% increase in used vehicle retail same store unit sales. The decline in used vehicle same store gross profit PRU was a result of the COVID-19 pandemic as we sacrificed profit over volume to reduce inventory levels. Parts and service same store gross profit on a constant currency basis decreased 3.8% as a result of the 4.8% decrease in revenues described above. F&I same store gross profit on a constant currency basis increased 3.5% as discussed above.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in Brazil during the three months ended March 31, 2020 decreased $1.8 million, or 14.3%, as compared to the same period in 2019. Total same store SG&A expenses in Brazil during the three months ended March 31, 2020 decreased $0.9 million, or 7.7%, as compared to the same period in 2019. On a constant currency basis, total same store SG&A expenses increased 9.4%, resulting in a 780 basis points increase in total same store SG&A as a % of gross profit. The increase in same store SG&A can be more than explained by $0.9 million of severance costs associated with the termination of employees as a result of the COVID-19 pandemic.

The following discussion of our results of operations is on a consolidated basis, unless otherwise noted.
Depreciation and Amortization Expense
Our total depreciation and amortization expense increased from $17.0 million to $18.6 million for the three months ended March 31, 2020 when compared to the same period in 2019. This increase is substantially explained by the increase in our U.S. segment, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience.
Floorplan Interest Expense
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on the one-month LIBOR (or Prime rate in some cases), plus a spread in the U.S. and U.K., and a benchmark rate plus a spread in Brazil. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate borrowing.
For the three months ended March 31, 2020, our total floorplan interest expense decreased 18.1% as compared to the same period in 2019, primarily due to lower weighted average interest rates as a result of a decline in LIBOR and lower inventory levels in the U.S.
Other Interest Expense, Net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit and other long-term debt, partially offset by interest income. For the three months ended March 31, 2020, other interest expense, net decreased from $18.9 million to $18.1 million as compared to the same period in 2019. The decrease was mainly attributed to a decrease in the weighted average interest rate as a result of a decline in LIBOR, partially offset by an increase primarily attributed to higher weighted average borrowings on our real estate related debt.
Provision for Income Taxes
Our provision for income taxes decreased $4.4 million to $9.1 million for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to a decrease in pre-tax book income. For the three months ended March 31, 2020, our effective tax rate decreased to 23.4% from 25.9% as compared to the same period in 2019. This decrease was primarily due to higher tax deductions in excess of book expense with respect to RSAs that vested in 2020, offset by changes to valuation allowances provided for net operating losses in certain U.S. states and in Brazil.
We expect our effective tax rate for the full-year of 2020 will be between 23.0% and 24.0%. We believe that it is more-likely-than-not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income, considering future reversals of existing taxable temporary differences. The anticipated effects of the COVID-19 pandemic should not materially impact our estimated effective tax rate for the full-year of 2020.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of our Floorplan Line and FMCC Facility levels (see Part I, “Item 1. Financial Statements,” Note 10 “Floorplan Notes Payable” in the Notes to Condensed Consolidated Financial Statements for additional information), cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital, dealership and real estate acquisition financing and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for the next 12 months. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2020 change, we may need to access the private or public capital markets to obtain additional funding. See “Sources and Uses of Liquidity from Investing Activities” below for further discussion of expectations regarding future capital expenditures.
Cash on Hand
As of March 31, 2020, our total cash on hand was $19.2 million. The balance of cash on hand excludes $82.8 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility as of March 31, 2020. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
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

We categorize the cash flows associated with borrowings and repayments on these various credit facilities as Cash Flows from Operating Activities or Cash Flows from Financing Activities in our Condensed Consolidated Statements of Cash Flows. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities in the Condensed Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (see Part I, “Item 1. Financial Statements,” Note 10 “Floorplan Notes Payable” in the Notes to Condensed Consolidated Financial Statements for additional information) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. and Brazil unaffiliated with our manufacturer partners (collectively, “Non-OEM Floorplan Credit Facilities”), are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure “Adjusted net cash provided by/used in operating activities” and “Adjusted net cash provided by/used in financing activities” to further evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
In addition, for dealership acquisitions and dispositions that are negotiated as asset purchases, we do not assume transfer of liabilities for floorplan financing in the execution of the transactions. Therefore, borrowings and repayments of all floorplan financing associated with dealership acquisition and disposition are characterized as either Cash Flow from Operating Activities or Cash Flow from Financing Activities in our Condensed Consolidated Statements of Cash Flows presented in conformity with U.S. GAAP, depending on the relationship described above. However, the floorplan financing activity is so closely related to the inventory acquisition process that we believe the presentation of all acquisition and disposition related floorplan financing activities should be classified as investing activity to correspond with the associated inventory activity, which more closely reflects the cash flows associated with our acquisitions and disposition strategy and eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP. We have made such adjustments in our adjusted operating cash flow presentations.
The following table reconciles cash flows provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Three Months Ended March 31,
	2020	2019	% Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities:	$44.1	$127.9	(65.6)%
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisition and disposition	11.8	(21.9)
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisition and disposition and floorplan offset activity	(3.9)	25.9
Adjusted net cash provided by (used in) operating activities	$51.9	$132.0	(60.6)%
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	$(31.1)	$(6.8)	(358.3)%
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	—	(15.7)
Adjusted net cash provided by (used in) investing activities	$(31.1)	$(22.5)	(38.4)%
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities:	$(18.5)	$(102.5)	82.0%
Change in Floorplan notes payable, excluding floorplan offset	(7.9)	11.7
Adjusted net cash provided by (used in) financing activities	$(26.4)	$(90.8)	71.0%

Sources and Uses of Liquidity from Operating Activities
For the three months ended March 31, 2020, we generated $44.1 million of net cash flows from operating activities. On an adjusted basis for the same period, we generated $51.9 million in net cash flows from operating activities, primarily consisting of $29.8 million in net income, coupled with non-cash adjustments related to depreciation and amortization of $18.6 million, operating lease assets of $6.4 million and stock-based compensation of $5.1 million. Adjusted net cash flows from operating activities also includes an $8.9 million adjusted net change in operating assets and liabilities, including cash outflows of $125.7 million from an increase in inventory levels, $98.1 million from decreases in accounts payable and accrued expenses and $7.3 million from the decrease in operating lease liabilities. These cash outflows were partially offset by cash inflows of $135.2 million from net decreases in contracts-in-transit and vehicle receivables, $43.8 million from an adjusted net increase of floorplan borrowings and $41.6 million from decreases in accounts and notes receivable
For the three months ended March 31, 2019, we generated $127.9 million of net cash flows from operating activities. On an adjusted basis for the same period, we generated $132.0 million in net cash flows from operating activities, primarily consisting of $38.6 million in net income, coupled with non-cash adjustments related to depreciation and amortization of $17.0 million, operating lease assets of $7.6 million, stock-based compensation of $6.1 million and deferred income taxes of $4.1 million, partially offset by a $5.8 million gain on the disposition of assets. Adjusted net cash flows from operating activities also includes a $63.1 million adjusted net change in operating assets and liabilities, including cash inflows of $101.6 million from increases in accounts payable and accrued expenses, $9.2 million from the net decrease in accounts and notes receivable, $5.1 million from the net decrease in contracts-in-transit and vehicle receivables and $1.5 million from the adjusted net increase in floorplan borrowings. These cash inflows were partially offset by cash outflows of $28.1 million from an increase in inventory, $17.7 million from the net increase in prepaid expenses and other assets and $8.4 million from the decrease in operating lease liabilities.
Working Capital
At March 31, 2020, we had a $241.0 million deficit of working capital. This represents a decrease of $335.1 million from December 31, 2019, when we had a $94.0 million surplus of working capital. The decrease is primarily related to the reclassification of $297.5 million of our 5.25% Senior Notes from Long-term debt to Current maturities of long-term debt. Changes in our working capital are also typically explained by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flows from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures, or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the three months ended March 31, 2020, we used $31.1 million in net cash flows from investing activities on both unadjusted and adjusted basis, which represents $31.6 million used for purchases of property and equipment partially offset by cash inflows of $0.5 million related to the disposition of franchises and property and equipment. Of the $31.6 million in property and equipment purchases, $21.2 million was used for non-real estate related capital expenditures, $11.2 million was used for the purchase of real estate associated with existing dealership operations and $0.7 million represents the net increase in the accrual for capital expenditures from year-end.
During the three months ended March 31, 2019, we used $6.8 million in net cash flows from investing activities. On an adjusted basis for the same period, we used $22.5 million in net cash flows from investing activities, representing $41.7 million used for purchases of property and equipment, partially offset by cash inflows of $19.4 million related to the disposition of franchises and property and equipment. Of the $41.7 million in property and equipment purchases, $23.4 million was used for non-real estate related capital expenditures, $14.1 million was used for the purchase of real estate associated with existing dealership operations and $4.1 million represents the net decrease in the accrual for capital expenditures from year-end.
Capital Expenditures
Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2020 will be less than $70 million, which represents a reduction from our previous $125 million forecast, following the onset of the COVID-19 pandemic.

Acquisitions
We evaluate the expected return on investment in our consideration of potential business purchases. Cash needed to complete our acquisitions generally comes from excess working capital, operating cash flows of our dealerships and borrowings under our floorplan facilities, term loans and our Acquisition Line.
Sources and Uses of Liquidity from Financing Activities
For the three months ended March 31, 2020, we used $18.5 million in net cash flows from financing activities. On an adjusted basis for the same period, we used $26.4 million in net cash flows from financing activities, primarily related to cash outflows of $48.9 million related to the repurchase of our common stock and $5.5 million in dividend payments, partially offset by $20.2 million in net borrowings on our Floorplan Lines (representing the net cash activity in our floorplan offset accounts) and $11.2 million in net borrowings on debt related to real estate.
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
The following table summarizes the position of our U.S. credit facilities as of March 31, 2020 (in millions):

	Total Commitment	Outstanding	Available
Floorplan line (1)	$1,396.0	$1,125.1	$270.9
Acquisition line (2)	349.0	91.2	257.8
Total Revolving Credit Facility	1,745.0	1,216.3	528.7
FMCC facility (3)	300.0	235.4	64.6
Total U.S. credit facilities (4)	$2,045.0	$1,451.7	$593.3
(1)The available balance at March 31, 2020 includes $82.6 million of immediately available funds. The remaining available balance can be used for inventory financing.
(2)The outstanding balance of $91.2 million is related to outstanding letters of credit of $20.6 million and $70.7 million in borrowings as of March 31, 2020. The borrowings outstanding under the Acquisition Line represent 55 million GBP loans translated at the spot rate on the day borrowed, solely for the purpose of calculating the outstanding and available borrowings under the Acquisition Line. The available borrowings may be limited from time to time, based on certain debt covenants.
(3)The available balance at March 31, 2020 includes $0.2 million of immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4)The outstanding balance excludes $293.0 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
We have other credit facilities in the U.S., U.K. and Brazil with third-party financial institutions, most of which are affiliated with the automobile manufacturers that provide financing for portions of our new, used and rental vehicle inventories. In addition, we have outstanding debt instruments, including our 5.00% Senior Notes, as well as real estate related and other long-term debt instruments. Our 5.25% Senior Notes were paid in full on April 2, 2020 as discussed further below, and therefore included in current maturities of long-term debt, as of March 31, 2020.
Subsequent 5.25% Senior Notes Redemption and Debt Refinancing
On April 2, 2020, we fully redeemed $300.0 million in aggregate principal amount of our outstanding 5.25% Senior Notes due 2023, at a premium of 102.625%. The total redemption price, consisting of the principal amount of the notes redeemed plus associated premium, amounted to $307.9 million. Additionally, we paid $4.6 million of accrued interest up to the date of redemption. The redemption was funded through a combination of Acquisition Line borrowings, mortgage borrowings, and excess cash. Additional mortgage debt will be funded during the second quarter of 2020 to provide supplemental liquidity. These refinancings are expected to lower our annual interest expense by approximately $8.5 million.

Covenants
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
As of March 31, 2020, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of March 31, 2020
	Required	Actual
Total adjusted leverage ratio	< 5.50	3.31
Fixed charge coverage ratio	> 1.20	2.92
As of March 31, 2020, we had $19.2 million of cash on hand and an additional $82.6 million invested in our floorplan offset account, bringing total cash liquidity to $101.8 million. In addition, we had $257.8 million of additional borrowing capacity on our Acquisition Line, bringing total immediate liquidity to $359.6 million as of March 31, 2020. Based on our position as of March 31, 2020 and our outlook as discussed within “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we have sufficient liquidity currently and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
See Part I, “Item 1. Financial Statements,” Note 9 “Debt” and Note 10 “Floorplan Notes Payable” in our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities, and other financing arrangements existing as of March 31, 2020.
Stock Repurchases and Dividends
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. During the three months ended March 31, 2020, 597,764 shares were repurchased at an average price of $81.83 per share, for a total of $48.9 million, leaving $77.0 million available under our stock repurchase limit of $100.0 million most recently authorized by our Board of Directors in February 2020.
For the three months ended March 31, 2020, our Board of Directors approved a quarterly cash dividend of $0.30 per share on all shares of our common stock, which resulted in $5.3 million paid to common shareholders and $0.2 million to unvested RSA holders.
Future stock repurchase programs and the payment of any future dividends are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant. On April 7, 2020, due to the adverse impacts of COVID-19 on our business activities, as discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the existing share repurchase program was canceled and the quarterly dividend was suspended by the Board of Directors.

Supplemental Guarantor Financial Information
In 2014, Group 1 Automotive, Inc. (the “Parent”) issued and registered $550.0 million aggregate principal 5.00% Senior Notes, due June 1, 2022 (“the 5.00% Senior Notes”), with the SEC. Obligations under the 5.00% Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by our wholly owned domestic subsidiaries (“Guarantors”). The guarantees rank equally in the right of payment to all of the Guarantors’ existing and future subordinated debt. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent or on the ability of the Parent or the Guarantors to obtain funds from other Guarantors by dividend or loan. The Guarantors will be released and discharged of their obligations upon customary events, including the sale, transfer or other disposition of all or substantially all of the assets or Capital Stock of that Guarantor (including by way of merger or consolidation) or the designation of a guarantor as an “Unrestricted Subsidiary” under the indenture.
The other subsidiaries of the Company do not guarantee the 5.00% Senior Notes (such subsidiaries are referred to as the “Non-Guarantors”).
The following summarized financial information presents the Parent and Guarantors on a combined basis after 1) the elimination of intercompany transactions between the Parent and Guarantors and 2) the elimination of equity in earnings from and investment in subsidiaries of Non-Guarantors.
Summarized balance sheets information is as follows (in millions):

	March 31, 2020	December 31, 2019
Current assets (1)	$1,956.3	$2,024.6
Long-term assets	$2,545.0	$2,506.5

Current liabilities	$2,137.5	$1,874.7
Long-term liabilities	$1,401.7	$1,644.9
(1) Includes receivables due from Non-Guarantors of $95.5 million and $99.0 million as of March 31, 2020 and December 31, 2019, respectively.
Summarized statements of operations information is as follows (in millions):

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Revenues	$2,007.6	$9,184.2
Gross profit	$340.9	$1,494.8
Income (loss) from operations	$70.2	$354.0
Net income (loss)	$64.1	$354.8
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided regarding our foreign currency exchange rates and financial instruments to which we are a party at March 31, 2020 and from which we may incur future gains or losses from changes in market interest rates and/or foreign currency rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Interest Rates
We have interest rate risk on our variable-rate debt obligations, primarily consisting of our Floorplan Line. Based on the amount of variable-rate borrowings outstanding of $1,971.1 million and $1,792.8 million as of March 31, 2020 and 2019, respectively, a 100 basis-point change in interest rates would have resulted in an approximate $19.7 million and $18.4 million change to our annual interest expense, respectively, after consideration of the average interest rate swaps in effect during the periods.
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

Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended March 31, 2020 and 2019, we recognized $10.6 million and $10.5 million of interest assistance as a reduction of new vehicle cost of sales, respectively.
For additional information about the potential impact of LIBOR phase out on our results of operations, see Item 1A. Risk Factors of our 2019 Form 10-K.
Foreign Currency Exchange Rates
The functional currency of our U.K. subsidiaries is the GBP and of our Brazil subsidiaries is the BRL. Our exposure to fluctuating exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average exchange rates for the GBP to the USD would have resulted in a $53.7 million and $58.4 million decrease to our revenues for the three months ended March 31, 2020 and 2019, respectively. A 10% devaluation in average exchange rates for the BRL to the USD would have resulted in a $8.4 million and $9.4 million decrease to our revenues for the three months ended March 31, 2020 and 2019, respectively.
For additional information about our market sensitive financial instruments, see Part I, “Item 1. Financial Statements,” Note 6 “Financial Instruments and Fair Value Measurements” within our Notes to Condensed Consolidated Financial Statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.
Due to the COVID-19 pandemic, a significant portion of our employees are now working remotely while under shelter-in-place orders or other restrictions. Established business continuity plans were activated in order to mitigate the impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.
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
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. For a discussion of our legal proceedings, see Part I, “Item 1. Financial Statements,” Note 12 “Commitments and Contingencies” within our Notes to Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Except as set forth below, during the period ended March 31, 2020, there were no changes to the Risk Factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
The recent global outbreak of the COVID-19 pandemic has materially adversely affected, and may further materially adversely affect, our business, results of operations and cash flows.
The recent global outbreak of the COVID-19 pandemic has materially disrupted, and could continue to significantly disrupt, our operations and adversely affect our financial condition. The measures taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of the COVID-19 pandemic, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, have either completely shut down or significantly reduced operating capacity of all of our dealerships in the U.S., the U.K. and Brazil. To date, these measures have significantly reduced our new and used vehicle sales volumes, parts and service revenues and F&I revenues, as well as impacted our vehicle and parts supply chain. If the shutdowns or other travel and business restrictions were to continue in all or any of our primary markets, or additional restrictions were imposed, our business would continue to be adversely impacted. Such business disruptions suffered as a result of the COVID-19 pandemic are not covered by our insurance policies.
In addition, the impacts from the COVID-19 pandemic have caused most vehicle manufacturers and parts suppliers to suspend or limit their ability to produce or distribute new vehicles and parts. This has materially adversely affected, and could continue to materially adversely affect, the financial condition of our vehicle manufacturers and impacts their ability to profitably design, market, produce or distribute new vehicles and parts. This in turn has had, and could continue to have, a material adverse effect on our business, results of operations and financial condition.
The recent deterioration in market conditions due to the COVID-19 pandemic could also make it more difficult for us to raise additional capital in order to supplement our cash flow from operations. If we are unable to raise necessary additional funds on acceptable terms or do not have sufficient cash flow from operations, there could be an adverse impact on our acquisitions and integration strategy. The substantial cost-cutting measures, stockholder dividend and share repurchase cancellations, and other liquidity preserving measures we have taken or may take in the future may not sufficiently reduce the risks associated with our indebtedness, including maintaining our available borrowing capacity and compliance with financial covenants and having the ability to refinance or repay indebtedness on favorable terms. Further, any decrease in liquidity or our share price, tightened credit conditions, reduced access to the capital markets, or reduced operating performance due to the COVID-19 pandemic may adversely affect our financial performance as well as our ability to purchase or sell certain dealerships or re-institute our stockholder dividend.
As the potential impact from the COVID-19 pandemic is difficult to predict, the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of the COVID-19 pandemic and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. Even if the various restrictions on business activity are lifted, there is no guarantee when or if customer demand and workforce availability will return to prior levels, and our operations could be impacted by any restrictions we may have to impose to ensure the ongoing safety of our employees, customers and others. In addition, there is no assurance that our relationship with and the financial and operational capacities of vehicle manufacturers and distributors will remain the same. These potential impacts, while uncertain, could adversely affect our business, financial condition and results of operations.

The impairment of our goodwill and/or indefinite-lived intangibles could have a material adverse effect on our results of operations.
We assess goodwill and other indefinite-lived intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. See Part I, “Item 1. Financial Statements,” Note 8 “Intangibles” within our Notes to Condensed Consolidated Financial Statements for further discussion of our impairment model and related assumptions. During the three months ended March 31, 2020, we performed an interim impairment assessment of goodwill and intangible franchise rights to determine if events or changes in circumstances, including the impacts of the COVID-19 pandemic, indicated that it was more-likely-than-not that the assets were impaired. Based on the results of our assessment, it was concluded that it was not more-likely-than-not that our goodwill and intangible franchise rights were impaired as of March 31, 2020, which was mainly attributed to our assumptions that the impacts of the COVID-19 pandemic were temporary in nature. However if our assumptions around the temporary nature of the impacts of the COVID-19 pandemic or strength of recovery change in future periods, this could result in a more-likely-than-not impairment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1 - January 31, 2020 (2)	149,284	$98.12	149,284	$58.9
February 1 - February 29, 2020	119,575	$94.42	119,575	$100.0
March 1 - March 31, 2020	328,905	$69.86	328,905	$77.0
Total	597,764		597,764
(1) In February 2020, the Board of Directors authorized an increase of the previously authorized repurchase amount that was remaining under the program to $100.0 million. During the three months ended March 31, 2020, 597,764 shares were repurchased at an average price of $81.83 per share, for a total of $48.9 million. Future repurchases are subject to the discretion of our Board of Directors after considering our results of operations, financial condition, cash flows, capital requirements, existing debt covenants, outlook for our business, general business conditions and other factors. As of March 31, 2020, we had remaining authorization to repurchase $77.0 million in shares of our common stock under the repurchase program.
 (2) Represents shares that were repurchased under the Rule 10b5-1 repurchase plan effective from January 2, 2020 to February 3, 2020.
On April 7, 2020, due to the adverse impacts of the COVID-19 pandemic on our business activities, as discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the existing share repurchase program was canceled by the Board of Directors.
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

22*	—	List of Subsidiary Guarantors
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in exhibit 101)

*	Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

Date:	May 8, 2020	By:	/s/ John C. Rickel
John C. Rickel
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting
and Accounting Officer)