Form 10-Q
period 2020-06-30
GROUP 1 AUTOMOTIVE INC
filed 2020-08-03
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July 30, 2020, the registrant had 18,255,059 shares of common stock outstanding.

GLOSSARY OF DEFINITIONS

The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Brexit	Withdrawal of the U.K. from the European Union
BRL	Brazilian Real (R$)
COVID-19 pandemic	Coronavirus disease first emerging in December 2019 and resulting in the ongoing global pandemic in 2020
EPS	Earnings per share
F&I	Finance, insurance and other
FASB	Financial Accounting Standards Board
FMCC	Ford Motor Credit Company
GBP	British Pound Sterling (£)
LIBOR	London Interbank Offered Rate
OEM	Original equipment manufacturer
PRU	Per retail unit
ROU	Right-of-use
RSA	Restricted stock award
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
USD	United States Dollar
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the U.S.
WHO	World Health Organization
WACC	Weighted average cost of capital

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72.7	$23.8
Contracts-in-transit and vehicle receivables, net	173.3	253.8
Accounts and notes receivables, net	152.5	225.1
Inventories, net	1,327.1	1,901.7
Prepaid expenses	88.0	96.4
Other current assets	21.1	15.5
TOTAL CURRENT ASSETS	1,834.6	2,516.3
Property and equipment, net of accumulated depreciation of $421.6 and $400.2, respectively	1,548.9	1,547.1
Operating lease assets	219.1	220.1
Goodwill	989.7	1,008.3
Intangible franchise rights	240.5	253.5
Other long-term assets	26.7	24.8
TOTAL ASSETS	$4,859.6	$5,570.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $99.7 and $106.8, respectively	$696.6	$1,144.4
Floorplan notes payable — manufacturer affiliates, net of offset account of $8.1 and $4.1, respectively	357.7	459.9
Current maturities of long-term debt	54.6	59.1
Current operating lease liabilities	23.6	24.6
Accounts payable	442.7	527.5
Accrued expenses and other current liabilities	199.9	206.7
TOTAL CURRENT LIABILITIES	1,775.1	2,422.3
Long-term debt	1,360.7	1,432.1
Long-term operating lease liabilities	214.2	210.7
Deferred income taxes	135.4	145.7
Long-term interest rate swap liabilities	49.3	4.4
Other long-term liabilities	109.0	99.2
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,439,581 and 25,486,711 shares issued, respectively	0.3	0.3
Additional paid-in capital	300.0	295.3
Retained earnings	1,596.9	1,542.4
Accumulated other comprehensive income (loss)	(213.3)	(147.0)
Treasury stock, at cost; 7,179,357 and 6,858,503 shares, respectively	(467.9)	(435.3)
TOTAL STOCKHOLDERS’ EQUITY	1,215.9	1,255.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,859.6	$5,570.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
New vehicle retail sales	$1,062.7	$1,565.4	$2,404.8	$2,979.9
Used vehicle retail sales	641.2	838.9	1,420.3	1,658.1
Used vehicle wholesale sales	48.7	96.0	135.2	188.1
Parts and service sales	282.0	378.2	652.6	747.3
Finance, insurance and other, net	96.7	127.3	209.2	240.6
Total revenues	2,131.2	3,005.7	4,822.0	5,814.1
COST OF SALES:
New vehicle retail sales	998.9	1,495.7	2,278.3	2,838.8
Used vehicle retail sales	594.9	785.6	1,331.8	1,557.0
Used vehicle wholesale sales	46.6	96.1	132.1	187.8
Parts and service sales	132.0	174.1	304.5	344.8
Total cost of sales	1,772.4	2,551.4	4,046.7	4,928.3
GROSS PROFIT	358.8	454.3	775.3	885.8
Selling, general and administrative expenses	237.2	338.7	565.1	666.4
Depreciation and amortization expense	18.8	17.9	37.4	34.9
Asset impairments	23.8	0.5	23.8	0.5
INCOME (LOSS) FROM OPERATIONS	79.0	97.1	148.9	183.9
Floorplan interest expense	10.1	15.9	23.0	31.6
Other interest expense, net	16.2	18.0	34.3	36.9
(Gain) loss on extinguishment of debt	10.4	—	10.4	—
INCOME (LOSS) BEFORE INCOME TAXES	42.3	63.2	81.2	115.4
(Benefit) provision for income taxes	12.2	14.0	21.3	27.5
NET INCOME (LOSS)	$30.2	$49.2	$60.0	$87.9
BASIC EARNINGS (LOSS) PER SHARE	$1.64	$2.65	$3.25	$4.74
Weighted average common shares outstanding	17.8	17.9	17.8	17.9
DILUTED EARNINGS (LOSS) PER SHARE	$1.63	$2.64	$3.25	$4.73
Weighted average dilutive common shares outstanding	17.8	17.9	17.8	17.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$30.2	$49.2	$60.0	$87.9
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(2.5)	(4.0)	(30.4)	(0.4)
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of $1.5, $2.9, $11.2 and $4.3, respectively	(7.0)	(9.5)	(38.6)	(13.7)
Reclassification adjustment for (gain) loss included in interest expense, net of tax benefit (provision) of $0.7, ($0.1), $0.9 and ($0.2), respectively	2.1	(0.3)	2.7	(0.7)
Unrealized gain (loss) on interest rate risk management activities, net of tax	(4.9)	(9.8)	(36.0)	(14.3)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(7.3)	(13.8)	(66.4)	(14.8)
COMPREHENSIVE INCOME (LOSS)	$22.8	$35.4	$(6.4)	$73.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, MARCH 31, 2020	25,448,275	$0.3	$287.8	$1,566.7	$(206.0)	$(474.1)	$1,174.6
Net income (loss)	—	—	—	30.2	—	—	30.2
Other comprehensive income (loss), net of taxes	—	—	—	—	(7.3)	—	(7.3)
Net issuance of treasury shares to stock compensation plans	(8,693)	—	(4.4)	—	—	6.2	1.8
Stock-based compensation	—	—	16.6	—	—	—	16.6
BALANCE, JUNE 30, 2020	25,439,581	$0.3	$300.0	$1,596.9	$(213.3)	$(467.9)	$1,215.9

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2019	25,486,711	$0.3	$295.3	$1,542.4	$(147.0)	$(435.3)	$1,255.7
Net income (loss)	—	—	—	60.0	—	—	60.0
Other comprehensive income (loss), net of taxes	—	—	—	—	(66.4)	—	(66.4)
Purchases of treasury stock	—	—	—	—	—	(48.9)	(48.9)
Net issuance of treasury shares to stock compensation plans	(47,129)	—	(17.0)	—	—	16.3	(0.7)
Stock-based compensation	—	—	21.7	—	—	—	21.7
Dividends declared ($0.30 per share)	—	—	—	(5.5)	—	—	(5.5)
BALANCE, JUNE 30, 2020	25,439,581	$0.3	$300.0	$1,596.9	$(213.3)	$(467.9)	$1,215.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, MARCH 31, 2019	25,522,383	$0.3	$287.1	$1,422.6	$(138.7)	$(443.5)	$1,127.7
Net income (loss)	—	—	—	49.2	—	—	49.2
Other comprehensive income (loss), net of taxes	—	—	—	—	(13.8)	—	(13.8)
Net issuance of treasury shares to stock compensation plans	(12,102)	—	(2.8)	—	—	4.7	1.8
Stock-based compensation	—	—	3.9	—	—	—	3.9
Dividends declared ($0.26 per share)	—	—	—	(4.8)	—	—	(4.8)
BALANCE, JUNE 30, 2019	25,510,280	$0.3	$288.2	$1,467.0	$(152.5)	$(438.8)	$1,164.1

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2018	25,494,328	$0.3	$292.8	$1,394.8	$(137.8)	$(454.4)	$1,095.7
Net income (loss)	—	—	—	87.9	—	—	87.9
Other comprehensive income (loss), net of taxes	—	—	—	—	(14.8)	—	(14.8)
Net issuance of treasury shares to stock compensation plans	15,953	—	(14.6)	—	—	15.6	1.0
Stock-based compensation	—	—	10.0	—	—	—	10.0
Dividends declared ($0.52 per share)	—	—	—	(9.7)	—	—	(9.7)
ASC 842 cumulative adjustment	—	—	—	(6.1)	—	—	(6.1)
BALANCE, JUNE 30, 2019	25,510,280	$0.3	$288.2	$1,467.0	$(152.5)	$(438.8)	$1,164.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$60.0	$87.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37.4	34.9
Change in operating lease assets	12.9	14.4
Deferred income taxes	(3.0)	5.1
Asset impairments	23.8	0.5
Stock-based compensation	21.7	10.0
Amortization of debt discount and issue costs	1.9	2.1
(Gain) loss on disposition of assets	—	(6.0)
(Gain) loss on extinguishment of debt	10.4	—
Other	1.7	0.5
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(48.0)	77.3
Accounts and notes receivables	64.8	4.6
Inventories	536.7	31.7
Contracts-in-transit and vehicle receivables	77.2	12.4
Prepaid expenses and other assets	(4.8)	(16.5)
Floorplan notes payable — manufacturer affiliates	(90.3)	8.8
Deferred revenues	(0.3)	(0.3)
Operating lease liabilities	(13.8)	(14.5)
Net cash provided by (used in) operating activities	688.2	252.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(1.3)	—
Proceeds from disposition of franchises, property and equipment	0.6	37.9
Purchases of property and equipment	(60.5)	(109.2)
Other	—	(0.3)
Net cash provided by (used in) investing activities	(61.2)	(71.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	2,946.3	3,306.5
Repayments on credit facility — floorplan line and other	(3,381.4)	(3,425.4)
Borrowings on credit facility — acquisition line	284.0	124.2
Repayments on credit facility — acquisition line	(215.2)	(117.9)
Debt issue costs	(1.2)	(3.1)
Repayments of senior notes	(307.9)	—
Borrowings on other debt	41.2	76.9
Principal payments on other debt	(63.6)	(90.2)
Borrowings on debt related to real estate	188.6	33.2
Principal payments on debt related to real estate	(14.6)	(53.3)
Proceeds from employee stock purchase plan	4.5	4.3
Payment of tax withholding for stock-based awards	(5.1)	(3.3)
Repurchases of common stock, amounts based on settlement date	(48.9)	—
Dividends paid	(5.5)	(9.7)
Net cash provided by (used in) financing activities	(579.0)	(157.8)
Effect of exchange rate changes on cash	(3.4)	(0.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	44.6	22.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	28.1	18.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$72.7	$41.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

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
As of June 30, 2020, the Company’s retail network consisted of 119 dealerships in the U.S., 50 dealerships in the U.K. and 17 dealerships in Brazil. The U.S. and Brazil are led by the President, U.S. and Brazilian Operations, and the U.K. is led by a Managing Director, each reporting directly to the Company's Chief Executive Officer. The President, U.S. and Brazilian Operations, and the U.K. Managing Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management.
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
COVID-19 Pandemic
On March 11, 2020, the WHO declared COVID-19 a pandemic, and subsequently, various countries declared the COVID-19 pandemic a national emergency. The global spread of the COVID-19 pandemic continues to adversely impact the Company’s markets in the U.S., U.K. and Brazil. While government mandated restrictions to contain and combat the virus, such as stay-at-home orders on individuals and operating restrictions on businesses, impacted the Company’s dealerships beginning in mid-March 2020, these measures have begun easing in the second quarter and most of the Company’s markets have shown signs of recovery. However, despite signs of market recovery, the potential impact from the COVID-19 pandemic is difficult to predict, especially as cases rise in some of the Company’s markets. As such, the extent to which the impact may negatively affect the Company’s future operating results or the duration of any potential business disruption is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of the COVID-19 pandemic and the actions taken by authorities to contain it or treat its impact, all of which are beyond the Company’s control. These potential impacts, while uncertain, could adversely affect the Company’s business, financial condition and results of operations and could also exacerbate the risks identified in the risk factors listed in this Form 10-Q.
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
During the three months ended June 30, 2020, the Company recorded an out-of-period adjustment of $10.6 million resulting in an increase to Selling, general and administrative expenses and Additional paid-in capital to correct stock-based compensation for awards granted in prior years to retirement eligible employees not recognized timely due to the incorrect treatment of a non-substantive service condition. The impact to the three months ended June 30, 2020 was a decrease to net income of $9.7 million resulting in a decrease to diluted earnings per common share of $0.53. The effect of this adjustment on any previously reported periods was not material based on a quantitative and qualitative evaluation.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

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
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for companies that have contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The optional expedients and exceptions apply during the transition period and are intended to ease the financial reporting burdens mainly related to contract modification accounting, hedge accounting and lease accounting. The transition period is effective as of March 12, 2020 and will apply through December 31, 2022. LIBOR is used as an interest rate “benchmark” in the majority of the Company’s floorplan notes payable, as well as its mortgages, other debt and lease contracts. Additionally, the Company’s derivative instruments are benchmarked to LIBOR. The Company is expecting to adopt the relief described as its arrangements are modified and does not expect the adoption will have an impact on the Company’s consolidated financial statements due to the relief provided.
Impairments
The Company evaluates its intangible assets, consisting entirely of indefinite-lived franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate possible impairment. During the three months ended June 30, 2020 the Company recorded goodwill impairment charges of $10.7 million within the Brazil reporting unit and franchise rights impairment charges of $11.1 million within the U.K segment and $0.1 million within the Brazil segment. Refer to Note 8 “Intangibles” for additional discussion of the Company’s interim impairment assessment.
The Company also reviews long-lived assets that are held-for-use, including the Company’s property and equipment and ROU assets, for impairment at the lowest level of identifiable cash flows whenever there are indicators that the carrying value of these assets may not be recoverable. During the three months ended June 30, 2020, the Company recognized ROU asset impairment charges of $1.7 million relating to seven dealerships within the U.K. segment and $0.2 million relating to one dealership within the Brazil segment.
The impairment charges were recognized within Asset impairments in the Company’s Condensed Consolidated Statements of Operations.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

2. REVENUES
The following tables present the Company’s revenues disaggregated by revenue source and geographical segments (in millions):

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
REVENUES:
New vehicle retail sales	$915.7	$127.2	$19.8	$1,062.7	$1,904.1	$423.5	$77.3	$2,404.8
Used vehicle retail sales	540.9	92.8	7.5	641.2	1,111.2	281.6	27.4	1,420.3
Used vehicle wholesale sales	30.5	15.3	2.9	48.7	77.3	51.1	6.7	135.2
Total new and used vehicle sales	1,487.1	235.3	30.1	1,752.5	3,092.6	756.2	111.4	3,960.3
Parts and service sales (1)	254.2	21.8	5.9	282.0	558.9	78.3	15.5	652.6
Finance, insurance and other, net (2)	89.8	6.4	0.6	96.7	187.2	19.7	2.3	209.2
Total revenues	$1,831.1	$263.5	$36.6	$2,131.2	$3,838.7	$854.2	$129.1	$4,822.0

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
REVENUES:
New vehicle retail sales	$1,188.8	$302.2	$74.4	$1,565.4	$2,220.5	$620.8	$138.5	$2,979.9
Used vehicle retail sales	625.5	194.0	19.4	838.9	1,219.9	397.6	40.7	1,658.1
Used vehicle wholesale sales	44.3	46.9	4.8	96.0	87.1	92.1	8.9	188.1
Total new and used vehicle sales	1,858.5	543.1	98.6	2,500.3	3,527.5	1,110.5	188.1	4,826.1
Parts and service sales (1)	309.6	56.4	12.2	378.2	607.2	115.9	24.2	747.3
Finance, insurance and other, net (2)	110.5	15.0	1.8	127.3	206.7	30.2	3.8	240.6
Total revenues	$2,278.7	$614.4	$112.6	$3,005.7	$4,341.5	$1,256.6	$216.0	$5,814.1

(1) The Company has applied the optional exemption not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year. Revenues from these contracts is recognized upon completion of the services, which occurs over time.
(2) Includes variable consideration recognized of $5.4 million and $9.0 million during the three months ended June 30, 2020 and 2019, respectively, and $9.3 million and $12.2 million during the six months ended June 30, 2020 and 2019, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. See Note 7 “Receivables and Contract Assets, Net” for additional information on the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company accounts for business combinations under the acquisition method of accounting, under which the Company allocates the purchase price to the assets and liabilities assumed based on an estimate of fair value.
During the six months ended June 30, 2020, the Company acquired a collision center in the U.S., which was integrated into an existing dealership.
During the six months ended June 30, 2019, the Company opened one dealership representing one franchise in the U.S. and one dealership representing one franchise in the U.K.
Dispositions
During the six months ended June 30, 2020, the Company did not dispose of any businesses.
During the six months ended June 30, 2019, the Company disposed of three dealerships representing six franchises in the U.S., three dealerships representing four franchises in the U.K and one dealership representing one franchise in Brazil. The Company recorded a net pre-tax gain totaling $5.4 million related to these dispositions.
The Company’s dispositions generally consist of dealership assets and related real estate. Gains and losses on dispositions are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

4. SEGMENT INFORMATION
As of June 30, 2020, the Company had three reportable segments: the U.S., the U.K. and Brazil. The U.S. and Brazil segments are led by the President, U.S. and Brazilian Operations, and the U.K. segment is led by a Managing Director, each reporting directly to the Company's Chief Executive Officer, who is the Chief Operating Decision Maker. The President, U.S. and Brazilian Operations, and the U.K. Managing Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. The vast majority of the Company’s corporate activities are associated with the operations of the U.S. segment and therefore the corporate financial results are included within the U.S. segment.
Reportable segment revenues and income (loss) before income taxes were as follows for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
Total revenues	$1,831.1	$263.5	$36.6	$2,131.2	$3,838.7	$854.2	$129.1	$4,822.0
Income (loss) before income taxes(1)	$74.8	$(19.7)	$(12.8)	$42.3	$117.0	$(22.3)	$(13.4)	$81.2

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
Total revenues	$2,278.7	$614.4	$112.6	$3,005.7	$4,341.5	$1,256.6	$216.0	$5,814.1
Income (loss) before income taxes(2)	$63.8	$(1.5)	$0.9	$63.2	$110.2	$4.7	$0.5	$115.4

(1) For the three months ended June 30, 2020, income (loss) before income taxes includes the following: in the U.S. segment, $10.6 million in stock-based compensation expense related to an out-of-period adjustment and a $10.4 million loss on debt extinguishment; in the U.K. segment, $12.8 million in asset impairments and $1.2 million in severance expense; and in the Brazil segment, $11.1 million in asset impairments. For the six months ended June 30, 2020, income (loss) before income taxes includes the following: in the U.S. segment, $10.6 million in stock-based compensation expense related to an out-of-period adjustment and a $10.4 million loss on debt extinguishment; in the U.K. segment, $12.8 million in asset impairments and $1.2 million in severance expense; and in the Brazil segment, $11.1 million in asset impairments and $0.9 million in severance expense.
(2) For the three months ended June 30, 2019, income (loss) before income taxes includes the following: in the U.S. segment, $4.0 million in expenses related to Texas hail storm damages; and in the Brazil segment, $0.5 million in asset impairment charges, $0.4 million gain on legal matters and $0.2 million net gain on disposition of real estate and dealership transactions. For the six months ended June 30, 2019, income (loss) before income taxes includes the following: in the U.S. segment, $6.0 million in expenses related to hail storm damages in Texas and Oklahoma, $5.2 million net gain on disposition of real estate and dealership transactions and $1.8 million net loss on legal matters; and in the Brazil segment, $0.5 million in asset impairment charges, $0.2 million net gain on disposition of real estate and dealership transactions and $0.2 million net loss on legal matters.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

The following table sets forth the calculation of EPS for the three and six months ended June 30, 2020 and 2019 (in millions, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average basic common shares outstanding	17,771,447	17,908,039	17,767,449	17,852,985
Dilutive effect of stock-based awards and employee stock purchases	40,166	22,241	42,488	24,691
Weighted average dilutive common shares	17,811,613	17,930,280	17,809,937	17,877,676
Basic:
Net income (loss)	$30.2	$49.2	$60.0	$87.9
Less: Earnings (loss) allocated to participating securities	1.1	1.8	2.2	3.3
Net income (loss) available to basic common shares	$29.1	$47.4	$57.8	$84.6
Basic earnings (loss) per common share	$1.64	$2.65	$3.25	$4.74
Diluted:
Net income (loss)	$30.2	$49.2	$60.0	$87.9
Less: Earnings (loss) allocated to participating securities	1.1	1.8	2.1	3.3
Net income (loss) available to diluted common shares	$29.1	$47.4	$57.8	$84.6
Diluted earnings (loss) per common share	$1.63	$2.64	$3.25	$4.73

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
Cash and Cash Equivalents, Contracts-In-Transit and Vehicle Receivables, Accounts and Notes Receivables, Accounts Payable, Variable Rate Long-Term Debt and Floorplan Notes Payable
The fair values of these financial instruments approximate their carrying values due to the short-term nature of these instruments and/or the existence of variable interest rates.
Demand Notes
The Company periodically invests in demand notes with a manufacturer-affiliated finance company that bear interest at a variable rate determined by the manufacturer and represent unsecured, unsubordinated and unguaranteed debt obligations of the manufacturer. The instruments are redeemable on demand by the Company and therefore the Company has classified these instruments as Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices, that are observable or that can be corroborated by observable data by correlation. Accordingly, the Company has classified these instruments within Level 2 of the hierarchy framework.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

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
 The carrying value and fair value of the Company’s 5.00% Senior Notes and fixed rate mortgages were as follows (in millions):

	June 30, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
5.00% Senior Notes	$547.1	$549.9	$546.4	$559.5
Real estate related	89.8	81.2	40.7	41.1
Total	$636.9	$631.1	$587.1	$600.6
(1)Carrying value includes unamortized discount and excludes debt issuance costs.
On April 2, 2020, the Company fully redeemed $300.0 million in aggregate principal amount of its outstanding 5.25% Senior Notes due June 2023. Refer to Note 9 “Debt” for further discussion of the redemption.
Derivative financial instruments
The Company holds interest rate swaps to hedge against variability of interest payments indexed to LIBOR. The interest rate swaps are designated as cash flow hedges and the related gains or losses are deferred in stockholders’ equity as a component of Accumulated other comprehensive income (loss). The deferred gains or losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of the positions are recognized as Floorplan interest expense or Other interest expense, net, in the Company’s Condensed Consolidated Statements of Operations. The Company had no gains or losses related to ineffectiveness recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019.
As of June 30, 2020, the Company held 37 interest rate swaps in effect with a total notional value of $904.4 million that fixed its underlying one-month LIBOR at a weighted average rate of 1.73%. The Company also held 12 additional interest rate swaps with forward start dates beginning July 2020 that had an aggregate notional value of $608.5 million and a weighted average interest rate of 1.57% as of June 30, 2020. The maturity dates of the Company’s interest rate swaps range between December 2020 and December 2030.
The Company’s interest rate swaps are measured at fair value utilizing the option-pricing Black-Scholes present value technique. This technique utilizes a one-month LIBOR forward yield curve matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The fair value of the interest rate swaps also considers the credit risk of the Company for instruments in a liability position or the counterparty for instruments in an asset position. The credit risk is calculated using the spread between the one-month LIBOR yield curve and the relevant interest rate according to rating agencies. The inputs to the fair value measurements reflect Level 2 inputs.
Assets and liabilities associated with the Company’s interest rate swaps as reflected in the Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2020	December 31, 2019
Assets:
Other long-term assets	$—	$1.9
Total assets	$—	$1.9
Liabilities:
Accrued expenses and other current liabilities	$3.2	$2.8
Long-term interest rate swap liabilities	49.3	4.4
Total liabilities	$52.5	$7.2

Included in Accumulated other comprehensive income (loss) as of June 30, 2020 and 2019, were unrealized gains (losses), net of tax, totaling ($40.1) million and $(5.4) million, respectively, related to the Company’s interest rate swaps.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

The following tables present the impact of the Company’s interest rate swaps (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	2020	2019
Interest rate swaps	$(38.6)	$(13.7)

	Amount of Income (Loss) Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Income (Loss) Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Six Months Ended June 30,
	2020	2019
Floorplan interest expense	$(2.7)	$0.6
Other interest expense, net	$(0.8)	$0.2

The net amount of loss expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $3.2 million.
7. RECEIVABLES AND CONTRACT ASSETS, NET
The Company’s financial assets measured at amortized cost and the associated allowance for doubtful accounts consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Contracts-in-transit and vehicle receivables, net
Contracts-in-transit	$114.5	$169.9
Vehicle receivables	59.2	84.3
Total contracts-in-transit and vehicle receivables	173.7	254.1
Less: allowance for doubtful accounts (1)	0.4	0.3
Total contracts-in-transit and vehicle receivables, net	$173.3	$253.8

Accounts and notes receivables, net
Manufacturer receivables	$74.4	$124.0
Parts and service receivables	45.6	57.0
F&I receivables	20.3	28.3
Other	15.7	18.6
Total accounts and notes receivables	156.0	227.9
Less: allowance for doubtful accounts (1)	3.5	2.8
Total accounts and notes receivables, net	$152.5	$225.1

Within Other current assets and Other long-term assets
Total contract assets, net (1), (2)	$25.3	$21.6

(1) The allowance for doubtful accounts as of June 30, 2020 is calculated under the current expected credit loss (“CECL”) model described below, which was introduced under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), that became effective for the Company on January 1, 2020. The adoption of ASC 326 did not materially change the calculation of the allowance for doubtful accounts.
(2) No allowance for doubtful accounts was recorded for Contract assets, net as of June 30, 2020 or December 31, 2019. No past due balances existed as of either date, and there were no expected credit losses as of June 30, 2020.

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
8. INTANGIBLES
The Company evaluates its intangible assets, consisting entirely of goodwill and indefinite-lived franchise rights, for impairment annually, or more frequently if events or circumstances indicate possible impairment.
As described in Note 1 “Interim Financial Information,” since emerging in December 2019, the COVID-19 pandemic has spread globally, including to all of the Company’s markets in the U.S., U.K. and Brazil. While the U.S. and U.K. began to show signs of recovery in the second quarter of 2020, the Company’s showrooms in Brazil did not fully reopen until May 2020 and operated at reduced hours. Despite operations resuming in Brazil, the impact of the virus continues to worsen and has not yet reached its predicted peak in some of the Company’s Brazilian markets. The slower than expected recovery from the COVID-19 pandemic in Brazil during the second quarter of 2020 constituted a triggering event indicating that goodwill may be impaired. Therefore the Company performed a quantitative goodwill impairment test for the Brazil reporting unit as of June 30, 2020 and as a result, the Company recorded a goodwill impairment charge of $10.7 million within the Brazil reporting unit.
The following is a roll-forward of the Company’s goodwill accounts by reportable segment (in millions):

	Goodwill
	U.S.	U.K.	Brazil	Total
Balance, December 31, 2019 (1)	$902.3	$92.1	$13.9	$1,008.3
Additions and adjustments	1.3	—	—	1.3
Disposals	—	—	—	—
Impairments	—	—	(10.7)	(10.7)
Currency translation	—	(6.0)	(3.1)	(9.1)
Balance, June 30, 2020	$903.6	$86.1	$—	$989.7

(1) Net of accumulated impairments of $108.6 million.
The impact of the COVID-19 pandemic on the economy and unemployment during the second quarter of 2020 adversely impacted the Company’s operating results in the U.S., U.K. and Brazil, as well as the Company’s long-term outlook projections compared to the projections in first quarter of 2020. As a result, it was concluded that it was more-likely-than-not that the intangible franchise rights of some dealerships were impaired, requiring a quantitative test as of June 30, 2020. As a result of the quantitative impairment test, the Company determined that the fair value of the franchise rights on six U.K. dealerships and one Brazil dealership were below their respective carrying values. This resulted in franchise rights impairment charges of $11.1 million in the U.K segment and $0.1 million in the Brazil segment.
In estimating the fair value required for the goodwill and intangible franchise impairment tests, the Company used a discounted cash flow model, or income approach, specifically the excess earnings method. Significant inputs to the model included changes in revenue growth rates, future gross margins, future SG&A expenses, terminal growth rates and the WACC, which were unobservable inputs, or Level 3 in the fair value hierarchy. The impairment charges were recognized within Asset impairments in the Company's Consolidated Statements of Operations.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

9. DEBT
Long-term debt consisted of the following (in millions):

	June 30, 2020	December 31, 2019
5.00% Senior Notes due June 1, 2022	$550.0	$550.0
5.25% Senior Notes redeemed April 2, 2020 (1)	—	300.0
Acquisition Line	136.6	72.5
Real estate related	620.6	453.3
Finance leases	90.0	83.0
Other	25.4	42.8
Total debt	1,422.6	1,501.7
Less: unamortized discount on 5.00% and 5.25% Notes (1)	(2.9)	(5.6)
Less: unamortized debt issuance costs	(4.4)	(4.8)
Less: current maturities	(54.6)	(59.1)
Long-term debt	$1,360.7	$1,432.1

(1) The Company’s 5.25% Senior Notes were fully redeemed on April 2, 2020. See 5.25% Senior Notes Redemption and Debt Refinancing for further discussion.
Acquisition Line
The proceeds of the Acquisition Line are used for working capital, general corporate and acquisition purposes. As of June 30, 2020, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as described in Note 10, “Floorplan Notes Payable”), totaled $136.6 million. The average interest rate on this facility was 1.60% during the three months ended June 30, 2020.
Real Estate Related
The Company has mortgage loans in the U.S., U.K. and Brazil that are paid in monthly installments. As of June 30, 2020, borrowings outstanding under these facilities totaled $620.6 million, gross of debt issuance costs, comprised of $531.0 million in the U.S., $77.7 million in the U.K. and $11.9 million in Brazil.
5.25% Senior Notes Redemption and Debt Refinancing
On April 2, 2020, the Company fully redeemed $300.0 million in aggregate principal amount of its outstanding 5.25% Senior Notes due June 2023, at a premium of 102.625%. The total redemption price, consisting of the principal amount of the notes redeemed plus associated premium, amounted to $307.9 million. The Company recognized a loss on extinguishment of $10.4 million which included write offs of unamortized discount in the amount of $1.9 million and unamortized premium in the amount of $0.6 million. Additionally, the Company paid accrued interest of $4.6 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

10. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Revolving credit facility — floorplan notes payable	$763.7	$1,206.0
Revolving credit facility — floorplan notes payable offset account	(99.7)	(106.8)
Revolving credit facility — floorplan notes payable, net	664.0	1,099.1
Other non-manufacturer facilities	32.6	45.3
Floorplan notes payable — credit facility and other, net	$696.6	$1,144.4

FMCC facility	$137.1	$208.5
FMCC facility offset account	(8.1)	(4.1)
FMCC facility, net	129.0	204.5
Other manufacturer affiliate facilities	228.7	255.4
Floorplan notes payable — manufacturer affiliates, net	$357.7	$459.9

Floorplan Notes Payable - Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $1.75 billion revolving syndicated credit arrangement with 22 participating financial institutions that matures on June 27, 2024 (“Revolving Credit Facility”). The Revolving Credit Facility consists of two tranches: (i) a $1.70 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable - credit facility and other, net; and (ii) a $349.0 million maximum capacity and $50.0 million minimum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt - see Note 9 “Debt” for additional discussion. The capacity under these two tranches can be re-designated within the overall $1.75 billion commitment, subject to the aforementioned limits. The Acquisition Line includes a $100 million sub-limit for letters of credit. As of June 30, 2020 and December 31, 2019, the Company had $18.6 million and $23.6 million, respectively, in outstanding letters of credit.
The Floorplan Line bears interest at rates equal to the LIBOR plus 110 basis points for new vehicle inventory and LIBOR plus 140 basis points for used vehicle inventory. The weighted average interest rate on the Floorplan Line was 1.21% as of June 30, 2020, excluding the impact of the Company’s interest rate derivative instruments. The Acquisition Line bears interest at LIBOR or a LIBOR equivalent plus 100 to 200 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in U.S. dollars, Euros or British pound sterling. The Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company has $4.1 million of related unamortized debt issuance costs as of June 30, 2020, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Offset accounts
Offset accounts consist of immediately available cash used to pay down the Floorplan Line and FMCC Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
Floorplan Notes Payable - Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. This facility bears interest at the higher of the actual U.S. Prime rate or a Prime Floor of 4.00%, plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.50% before considering the applicable incentives as of June 30, 2020.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

Other Manufacturer Facilities
The Company has other credit facilities in the U.S., U.K. and Brazil with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of June 30, 2020, borrowings outstanding under these facilities totaled $228.7 million, comprised of $97.7 million in the U.S., with annual interest rates ranging from less than 2% to approximately 6%, $122.2 million in the U.K., with annual interest rates ranging from approximately 1% to 4%, and $8.9 million in Brazil, with annual interest rates ranging from approximately 2% to 10%.
11. CASH FLOW INFORMATION
Cash, Cash Equivalents and Restricted Cash
The cash flows presented within the Company’s Condensed Consolidated Statements of Cash Flows reflect cash and cash equivalents of $72.7 million as of June 30, 2020, and cash and cash equivalents of $23.8 million and restricted cash of $4.3 million included in Other long-term assets as of December 31, 2019.
Non-cash Activities
The accrual for capital expenditures decreased $2.7 million and decreased $3.5 million for the six months ended June 30, 2020 and June 30, 2019, respectively.
The following table presents ROU assets obtained in exchange for lease obligations (in millions):

	Six Months Ended June 30,
	2020	2019
ROU assets obtained in exchange for lease obligations:
Operating leases, initial recognition	$3.1	$5.3
Operating leases, modifications and remeasurements	$18.1	$(10.7)
Finance leases, initial recognition	$13.8	$0.4
Finance leases, modifications and remeasurements	$(1.5)	$8.3

Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate derivatives, was $57.0 million and $64.4 million for the six months ended June 30, 2020 and 2019, respectively. Cash received for income taxes, net of tax payments, was $6.8 million for the six months ended June 30, 2020. Cash paid for income taxes, net of refunds, was $19.4 million for the six months ended June 30, 2019.
12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company’s dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, claims involving the manufacturers of automobiles, contractual disputes and other matters arising in the ordinary course of business. The Company may be involved in legal proceedings or suffer losses that could have a material adverse effect on the Company’s business. In the normal course of business, the Company is required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles that the Company sells and services have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge the Company back for amounts determined to be invalid payments under the manufacturers’ programs, subject to the Company’s right to appeal any such decision.
Legal Proceedings
As of June 30, 2020, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows, including class action lawsuits. However, the results of current or future matters cannot be predicted with certainty and an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

Other Matters
The Company has sold a number of dealerships to third parties and as a condition to certain of those dispositions, remains liable for the remaining lease payments of such dealerships in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $37.3 million as of June 30, 2020. In certain instances, the Company obtains collateral support for the rental obligations that the Company remains obligated for upon sale of a dealership to a lessee. Total associated letters of credit issued on behalf of the lessee where the Company is the beneficiary was $6.1 million as of June 30, 2020.
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of Accumulated other comprehensive income (loss) were as follows (in millions):

	Six Months Ended June 30, 2020
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2019	$(142.9)	$(4.1)	$(147.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(30.4)	(49.8)	(80.2)
Tax effect	—	11.2	11.2
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	2.7	2.7
Other interest expense, net (pre-tax)	—	0.8	0.8
Provision (benefit) for income taxes	—	(0.8)	(0.8)
Net current period other comprehensive income (loss)	(30.4)	(36.0)	(66.4)
Balance, June 30, 2020	$(173.2)	$(40.1)	$(213.3)

	Six Months Ended June 30, 2019
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2018	$(146.7)	$8.9	$(137.8)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(0.4)	(17.9)	(18.4)
Tax effect	—	4.3	4.3
Amount reclassified from accumulated other comprehensive income (loss) to
Floorplan interest expense (pre-tax)	—	(0.6)	(0.6)
Other interest expense (pre-tax)	—	(0.2)	(0.2)
Provision (benefit) for income taxes	—	0.2	0.2
Net current period other comprehensive income (loss)	(0.4)	(14.3)	(14.8)
Balance, June 30, 2019	$(147.1)	$(5.4)	$(152.5)

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
•uncertainty regarding the length of time it will take for the U.S. and the rest of the world to slow the spread of the COVID-19 pandemic, the actions to be taken by governments to contain and combat the pandemic and the timing, pace and extent of an economic recovery in the U.S. and elsewhere, which in turn will likely affect demand for our vehicles, parts and services;
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

•adverse domestic and international developments such as war, terrorism, political conflicts, social protests or other hostilities may adversely affect the demand for our products and services;
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
•a concentration of risk associated with our principal automobile manufacturers, especially Toyota, Nissan, Honda, BMW, Ford, Daimler, General Motors, Chrysler, Hyundai, Volkswagen and Jaguar-Land Rover, because of financial distress, bankruptcy, natural disasters or pandemics, such as the COVID-19 pandemic, that disrupt production, or other reasons, may not continue to produce or make available to us vehicles that are in high demand by our customers or provide financing, insurance, advertising or other assistance to us;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Actual results of Group 1 Automotive, Inc. may differ materially from those discussed in the forward-looking statements because of various factors. See “Cautionary Statement about Forward-Looking Statements.” Unless the context requires otherwise, references to “we,” “us” and “our” are intended to mean the business and operations of Group 1 Automotive, Inc. and its subsidiaries.
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
As of June 30, 2020, our retail network consisted of 119 dealerships in the U.S., 50 dealerships in the U.K. and 17 dealerships in Brazil. Our operations are primarily located in major metropolitan areas in 15 states in the U.S., 33 towns in the U.K. and three states in Brazil.
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
Digital Initiatives to Enhance the Customer Experience
Our digital initiatives focus on ensuring that we can do business with our customers where and when they want to do business. Our online new and used vehicle retail platform, AcceleRide®, which was deployed to all of our U.S. dealerships in 2019, allows a customer to complete a vehicle transaction entirely online or start the sales process online and complete the transaction at our dealerships. In addition, our parts and service digital efforts focus on our online customer scheduling appointment system. We have seen continued growth in the percentage of appointments scheduled online over the past few years as we have continued to enhance this tool. These digital platforms were instrumental in allowing us to connect with and service our customers during the restricted social distancing environment as a result of the COVID-19 pandemic. During the second quarter of 2020, AcceleRide® sales were up 190% from a year ago.
Used Vehicle Retail Growth

•
Gross profit from the sale of used vehicles depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices. Our new vehicle operations generally provide our used vehicle operations with a large supply of high-quality trade-ins and off-lease vehicles, which are our best source of used vehicle inventory. Our dealerships supplement their used vehicle inventory with direct purchases from customers, purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers.

•
Our data-driven pricing strategies ensure that our used vehicles are priced at market to generate more traffic to our websites. We review our market pricing on a regular basis and work to limit discounting from our advertised prices.

•
We will continue efforts to expand our “Val-U-Line®” sales program, a strategic used vehicle initiative that targets a growing customer niche and enables us to retail lower cost, higher mileage units that would otherwise have been sent to auction. The Val-U-Line® initiative is expected to increase used retail volume by leveraging our scale, internal on-line buying center, internal auction capability and transportation infrastructure.

Parts and Service Growth
We remain focused on sustained growth in our higher margin parts and service operations which continue to hinge on the retention and hiring of service technicians and advisors. Our four-day work week implemented in 2019 has allowed us to extend our hours of operations and increase service technicians and advisors retention, thereby expanding our service capacity without investing additional capital in facilities. We seek to increase the retention of our customers through more convenient service hours, training of our service advisors, selling service contracts with vehicles sales and customer relationship management software that allows us to provide target marketing to our customers. The increasing complexity of vehicles, especially in the area of electronics and technological advancements, is making it difficult for independent repair shops to retain the expertise and technology to work on these vehicles and provides us the opportunity to increase our market share.

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
COVID-19 Pandemic
Since emerging in December 2019, the COVID-19 pandemic has spread globally, including to all of our markets in the U.S., U.K. and Brazil, significantly impacting our operating results starting in March 2020. There have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 across the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Beginning in mid-March 2020, these measures significantly reduced operating capacity of all of our dealerships in the U.S., the U.K. and Brazil. The primary COVID-19 impacts on our global business and our response to date include:
U.S.
Virtually all of our U.S. dealerships are located in markets that operated in some form of restricted social distancing environments in accordance with applicable state and local orders during most of March 2020 and April 2020. As the market shutdowns began, March 2020 U.S. sales dropped sharply from February 2020, with new and used retail unit sales dropping approximately 50% and service repair orders also declining by approximately 50% for the last two weeks of March 2020 compared to the last two weeks of March 2019 and the first two weeks of April 2020 compared to the first two weeks of April 2019. In early May 2020, as restricted social distancing environment policies began to be partially lifted, our used vehicle business returned to near normal levels and our new vehicle sales pace started improving. Near the end of the quarter, our new vehicle sales pace started improving, however the recovery of new vehicle sales was limited as a result of low inventory levels due to reduced OEM production rates. Beginning in mid-April 2020, we saw continued improvement in our parts and service business as well. Our online selling platform AcceleRide® and our online service scheduling platforms continue to show increased utilization rates which are likely to continue in a restricted social distancing environment.
U.K.
U.K. vehicle sales levels were well above prior year levels in most of our brands through February 2020. March, which is a plate change month, is one of the largest selling months of the year with many vehicles delivered from orders placed in January 2020 and February 2020. Due to the closure of our facilities and various business restrictions put in place as a result of a shut-down order from the government, we were not able to deliver approximately 35% of our vehicles at the end of March 2020 that we had contracted to sell prior to the shut-down restrictions, and most were delivered at the end of June 2020. We closed all of our U.K. dealerships from late March 2020 through May 18, 2020 for service, with the exception of emergency vehicle repairs. Our vehicle showrooms were closed for more than two months and did not reopen until June 1, 2020. Operations in the U.K. significantly improved in June 2020 as vehicle sales and service operations reopened.
Brazil
Effective March 20, 2020, all of our dealerships were required to close. While our service centers reopened and operated throughout the second quarter, our showrooms did not reopen until May 2020 and operated at reduced hours. Despite operations resuming in Brazil, the recovery has been limited as the impacts of COVID-19 are still impacting operations significantly.

Cost-Cutting Actions
In all regions we have taken aggressive actions to reduce costs and preserve liquidity, with approximately 8,000 employees furloughed or terminated in early April 2020. As sales have improved in the U.S. and U.K., we have been able to return some of the furloughed employees to a point where our U.S. and U.K. headcounts are approximately 70% of our pre-COVID levels. In addition, other measures have been implemented and have significantly reduced costs in all three regions including reductions of as much as 50% in management compensation, 100% of Board of Directors’ cash compensation, over 75% reduction in advertising expense and cuts across all other cost categories. Additionally, as announced in April 2020, we suspended our dividend and canceled our share repurchase program, as well as implemented capital expenditure deferrals. As discussed in “Liquidity and Capital Resources,” we have sufficient liquidity currently and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with debt covenants.
While the potential long-term impact of the COVID-19 pandemic is difficult to predict, we expect our used vehicle and service operations in the third quarter to return to prior year levels. Reduced new vehicle inventory levels in the U.S. and U.K. will likely persist until the fourth quarter and will limit the recovery in new vehicle unit sales in the third quarter. The demand outlook remains uncertain and difficult to predict given the recent increases in cases in the U.S. and Brazil, however we will remain vigilant and are prepared to adjust our cost structure to adapt to the market conditions. While some of the cost reductions taken in the first and second quarters will be reinstated if market conditions continue to improve, we expect to be more cost efficient going forward. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of the COVID-19 pandemic and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control.
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
Results of Operations
The “same store” amounts presented below include the results of dealerships and corporate headquarters for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. For example, for a dealership acquired on August 15, 2020, the results from this dealership will appear in our same store comparison beginning in 2021 for the period September 2021 through December 2021, when comparing to September 2020 through December 2020 results. If we disposed of a store on August 15, 2020, the results from this store would be excluded from same store results beginning in August 2020 as July 2020 was the last full month the dealership was owned by us. Same store results provide a measurement of our ability to grow revenues and profitability of our existing stores and also provide a metric for peer group comparisons. For these reasons, same store results allow management to manage and monitor the performance of the business and is also useful to investors.
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

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data - Consolidated
(In millions, except unit and per unit amounts)

	Three Months Ended June 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,062.7	$1,565.4	$(502.7)	(32.1)%	$(11.0)	(31.4)%
Used vehicle retail sales	641.2	838.9	(197.7)	(23.6)%	(5.6)	(22.9)%
Used vehicle wholesale sales	48.7	96.0	(47.3)	(49.3)%	(1.6)	(47.7)%
Total used	689.9	934.9	(245.0)	(26.2)%	(7.2)	(25.4)%
Parts and service sales	282.0	378.2	(96.2)	(25.4)%	(2.9)	(24.7)%
F&I, net	96.7	127.3	(30.5)	(24.0)%	(0.4)	(23.7)%
Total revenues	$2,131.2	$3,005.7	$(874.5)	(29.1)%	$(21.4)	(28.4)%
Gross profit:
New vehicle retail sales	$63.8	$69.7	$(5.9)	(8.5)%	$(0.7)	(7.6)%
Used vehicle retail sales	46.3	53.3	(7.0)	(13.2)%	(0.3)	(12.6)%
Used vehicle wholesale sales	2.0	(0.1)	2.1	2,271.7%	—	2,312.8%
Total used	48.3	53.2	(4.9)	(9.2)%	(0.4)	(8.5)%
Parts and service sales	150.0	204.1	(54.1)	(26.5)%	(1.3)	(25.9)%
F&I, net	96.7	127.3	(30.5)	(24.0)%	(0.4)	(23.7)%
Total gross profit	$358.8	$454.3	$(95.4)	(21.0)%	$(2.7)	(20.4)%
Gross margin:
New vehicle retail sales	6.0%	4.5%	1.5%
Used vehicle retail sales	7.2%	6.4%	0.9%
Used vehicle wholesale sales	4.2%	(0.1)%	4.3%
Total used	7.0%	5.7%	1.3%
Parts and service sales	53.2%	54.0%	(0.8)%
F&I, net	100.0%	100.0%	—%
Total gross margin	16.8%	15.1%	1.7%
Units sold:
Retail new vehicles sold	26,472	42,093	(15,621)	(37.1)%
Retail used vehicles sold	30,528	39,745	(9,217)	(23.2)%
Wholesale used vehicles sold	7,303	13,084	(5,781)	(44.2)%
Total used	37,831	52,829	(14,998)	(28.4)%
Average sales price per unit sold:
New vehicle retail	$40,143	$37,189	$2,955	7.9%	$(414)	9.1%
Used vehicle retail	$21,004	$21,107	$(103)	(0.5)%	$(184)	0.4%
Gross profit per unit sold:
New vehicle retail sales	$2,409	$1,656	$753	45.5%	$(25)	47.0%
Used vehicle retail sales	$1,516	$1,341	$175	13.1%	$(10)	13.8%
Used vehicle wholesale sales	$278	$(7)	$285	3,990.7%	$(5)	4,064.4%
Total used	$1,277	$1,007	$270	26.8%	$(9)	27.7%
F&I PRU	$1,697	$1,555	$142	9.1%	$(7)	9.6%
Other:
SG&A expenses	$237.2	$338.7	$(101.5)	(30.0)%	$(3.0)	(29.1)%
SG&A as % gross profit	66.1%	74.6%	(8.5)%
Floorplan expense:
Floorplan interest expense	$10.1	$15.9	$(5.8)	(36.4)%	$(0.1)	(35.5)%
Less: floorplan assistance (1)	9.8	11.8	(2.0)	(16.9)%	—	(16.9)%
Net floorplan expense	$0.3	$4.1	$(3.8)	(92.3)%	$(0.1)	(88.8)%
(1) Floorplan assistance is included within New vehicle retail Gross Profit above and New vehicle retail Cost of sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data - Consolidated
(In millions, except unit and per unit amounts)

	Three Months Ended June 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,034.4	$1,549.6	$(515.1)	(33.2)%	$(10.6)	(32.6)%
Used vehicle retail sales	620.3	827.1	(206.8)	(25.0)%	(5.4)	(24.4)%
Used vehicle wholesale sales	46.9	92.3	(45.3)	(49.1)%	(1.5)	(47.4)%
Total used	667.2	919.4	(252.1)	(27.4)%	(6.9)	(26.7)%
Parts and service sales	275.3	371.9	(96.6)	(26.0)%	(2.8)	(25.2)%
F&I, net	95.3	126.2	(30.9)	(24.5)%	(0.4)	(24.2)%
Total revenues	$2,072.2	$2,966.9	$(894.7)	(30.2)%	$(20.8)	(29.5)%
Gross profit:
New vehicle retail sales	$61.4	$69.3	$(7.9)	(11.5)%	$(0.7)	(10.5)%
Used vehicle retail sales	44.9	52.8	(7.9)	(15.0)%	(0.3)	(14.4)%
Used vehicle wholesale sales	2.0	—	2.1	4,571.6%	—	4,656.5%
Total used	46.9	52.8	(5.8)	(11.1)%	(0.3)	(10.4)%
Parts and service sales	146.3	201.0	(54.7)	(27.2)%	(1.2)	(26.6)%
F&I, net	95.3	126.2	(30.9)	(24.5)%	(0.4)	(24.2)%
Total gross profit	$349.9	$449.3	$(99.3)	(22.1)%	$(2.6)	(21.5)%
Gross margin:
New vehicle retail sales	5.9%	4.5%	1.5%
Used vehicle retail sales	7.2%	6.4%	0.9%
Used vehicle wholesale sales	4.3%	—%	4.4%
Total used	7.0%	5.7%	1.3%
Parts and service sales	53.1%	54.0%	(0.9)%
F&I, net	100.0%	100.0%	—%
Total gross margin	16.9%	15.1%	1.7%
Units sold:
Retail new vehicles sold	25,767	41,632	(15,865)	(38.1)%
Retail used vehicles sold	29,647	39,109	(9,462)	(24.2)%
Wholesale used vehicles sold	7,103	12,792	(5,689)	(44.5)%
Total used	36,750	51,901	(15,151)	(29.2)%
Average sales price per unit sold:
New vehicle retail	$40,145	$37,220	$2,925	7.9%	$(413)	9.0%
Used vehicle retail	$20,921	$21,148	$(227)	(1.1)%	$(182)	(0.2)%
Gross profit per unit sold:
New vehicle retail sales	$2,383	$1,666	$717	43.1%	$(25)	44.6%
Used vehicle retail sales	$1,514	$1,350	$164	12.1%	$(10)	12.9%
Used vehicle wholesale sales	$286	$(4)	$290	8,153.1%	$(5)	8,305.9%
Total used	$1,277	$1,017	$260	25.6%	$(9)	26.5%
F&I PRU	$1,720	$1,563	$157	10.1%	$(7)	10.5%
Other:
SG&A expenses	$229.5	$333.9	$(104.4)	(31.3)%	$(2.9)	(30.4)%
SG&A as % gross profit	65.6%	74.3%	(8.7)%

Reported Operating Data - Consolidated
(In millions, except unit and per unit amounts)

	Six Months Ended June 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,404.8	$2,979.9	$(575.0)	(19.3)%	$(27.7)	(18.4)%
Used vehicle retail sales	1,420.3	1,658.1	(237.8)	(14.3)%	(10.5)	(13.7)%
Used vehicle wholesale sales	135.2	188.1	(53.0)	(28.2)%	(2.5)	(26.8)%
Total used	1,555.4	1,846.2	(290.8)	(15.8)%	(13.0)	(15.0)%
Parts and service sales	652.6	747.3	(94.8)	(12.7)%	(5.0)	(12.0)%
F&I, net	209.2	240.6	(31.5)	(13.1)%	(0.9)	(12.7)%
Total revenues	$4,822.0	$5,814.1	$(992.1)	(17.1)%	$(46.6)	(16.3)%
Gross profit:
New vehicle retail sales	$126.6	$141.1	$(14.5)	(10.3)%	$(1.7)	(9.1)%
Used vehicle retail sales	88.4	101.1	(12.7)	(12.5)%	(0.6)	(11.9)%
Used vehicle wholesale sales	3.0	0.4	2.7	747.0%	(0.1)	766.1%
Total used	91.5	101.5	(10.0)	(9.9)%	(0.7)	(9.2)%
Parts and service sales	348.0	402.6	(54.5)	(13.5)%	(2.3)	(13.0)%
F&I, net	209.2	240.6	(31.5)	(13.1)%	(0.9)	(12.7)%
Total gross profit	$775.3	$885.8	$(110.5)	(12.5)%	$(5.6)	(11.8)%
Gross margin:
New vehicle retail sales	5.3%	4.7%	0.5%
Used vehicle retail sales	6.2%	6.1%	0.1%
Used vehicle wholesale sales	2.2%	0.2%	2.1%
Total used	5.9%	5.5%	0.4%
Parts and service sales	53.3%	53.9%	(0.5)%
F&I, net	100.0%	100.0%	—%
Total gross margin	16.1%	15.2%	0.8%
Units sold:
Retail new vehicles sold	61,832	80,967	(19,135)	(23.6)%
Retail used vehicles sold	67,318	78,581	(11,263)	(14.3)%
Wholesale used vehicles sold	19,389	26,073	(6,684)	(25.6)%
Total used	86,707	104,654	(17,947)	(17.1)%
Average sales price per unit sold:
New vehicle retail	$38,893	$36,803	$2,090	5.7%	$(449)	6.9%
Used vehicle retail	$21,098	$21,101	$(3)	—%	$(156)	0.7%
Gross profit per unit sold:
New vehicle retail sales	$2,047	$1,743	$305	17.5%	$(27)	19.1%
Used vehicle retail sales	$1,314	$1,287	$27	2.1%	$(9)	2.8%
Used vehicle wholesale sales	$156	$14	$143	1,039.0%	$(4)	1,064.6%
Total used	$1,055	$969	$85	8.8%	$(8)	9.6%
F&I PRU	$1,620	$1,508	$111	7.4%	$(7)	7.9%
Other:
SG&A expenses	$565.1	$666.4	$(101.3)	(15.2)%	$(5.7)	(14.3)%
SG&A as % gross profit	72.9%	75.2%	(2.3)%
Floorplan expense:
Floorplan interest expense	$23.0	$31.6	$(8.7)	(27.3)%	$(0.2)	(26.7)%
Less: floorplan assistance (1)	20.4	22.3	(1.9)	(8.6)%	—	(8.6)%
Net floorplan expense	$2.6	$9.4	$(6.7)	(72.0)%	$(0.2)	(70.0)%
(1) Floorplan assistance is included within New vehicle retail Gross Profit above and New vehicle retail Cost of sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data - Consolidated
(In millions, except unit and per unit amounts)

	Six Months Ended June 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,332.9	$2,943.4	$(610.5)	(20.7)%	$(26.9)	(19.8)%
Used vehicle retail sales	1,373.1	1,631.0	(258.0)	(15.8)%	(10.2)	(15.2)%
Used vehicle wholesale sales	129.9	180.8	(50.9)	(28.2)%	(2.4)	(26.8)%
Total used	1,502.9	1,811.9	(308.9)	(17.0)%	(12.6)	(16.4)%
Parts and service sales	632.9	732.3	(99.4)	(13.6)%	(4.9)	(12.9)%
F&I, net	205.7	238.4	(32.7)	(13.7)%	(0.9)	(13.3)%
Total revenues	$4,674.4	$5,725.9	$(1,051.5)	(18.4)%	$(45.3)	(17.6)%
Gross profit:
New vehicle retail sales	$121.1	$139.8	$(18.7)	(13.4)%	$(1.6)	(12.2)%
Used vehicle retail sales	85.5	100.2	(14.6)	(14.6)%	(0.6)	(14.0)%
Used vehicle wholesale sales	3.0	0.6	2.5	436.5%	(0.1)	448.6%
Total used	88.6	100.7	(12.2)	(12.1)%	(0.6)	(11.4)%
Parts and service sales	337.4	395.2	(57.9)	(14.6)%	(2.2)	(14.1)%
F&I, net	205.7	238.4	(32.7)	(13.7)%	(0.9)	(13.3)%
Total gross profit	$752.8	$874.2	$(121.4)	(13.9)%	$(5.4)	(13.3)%
Gross margin:
New vehicle retail sales	5.2%	4.8%	0.4%
Used vehicle retail sales	6.2%	6.1%	0.1%
Used vehicle wholesale sales	2.3%	0.3%	2.0%
Total used	5.9%	5.6%	0.3%
Parts and service sales	53.3%	54.0%	(0.7)%
F&I, net	100.0%	100.0%	—%
Total gross margin	16.1%	15.3%	0.8%
Units sold:
Retail new vehicles sold	59,921	79,538	(19,617)	(24.7)%
Retail used vehicles sold	65,316	77,152	(11,836)	(15.3)%
Wholesale used vehicles sold	18,718	25,384	(6,666)	(26.3)%
Total used	84,034	102,536	(18,502)	(18.0)%
Average sales price per unit sold:
New vehicle retail	$38,932	$37,006	$1,926	5.2%	$(449)	6.4%
Used vehicle retail	$21,022	$21,140	$(119)	(0.6)%	$(156)	0.2%
Gross profit per unit sold:
New vehicle retail sales	$2,021	$1,758	$263	14.9%	$(27)	16.5%
Used vehicle retail sales	$1,310	$1,298	$11	0.9%	$(9)	1.6%
Used vehicle wholesale sales	$162	$22	$140	627.6%	$(4)	643.9%
Total used	$1,054	$982	$72	7.3%	$(8)	8.1%
F&I PRU	$1,643	$1,521	$121	8.0%	$(7)	8.4%
Other:
SG&A expenses	$544.5	$657.3	$(112.8)	(17.2)%	$(5.5)	(16.3)%
SG&A as % gross profit	72.3%	75.2%	(2.9)%

Reported Operating Data - U.S.
(In millions, except unit and per unit amounts)

	Three Months Ended June 30,
	2020	2019	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$915.7	$1,188.8	$(273.1)	(23.0)%
Used vehicle retail sales	540.9	625.5	(84.5)	(13.5)%
Used vehicle wholesale sales	30.5	44.3	(13.8)	(31.1)%
Total used	571.4	669.7	(98.3)	(14.7)%
Parts and service sales	254.2	309.6	(55.4)	(17.9)%
F&I, net	89.8	110.5	(20.7)	(18.8)%
Total revenues	$1,831.1	$2,278.7	$(447.6)	(19.6)%
Gross profit:
New vehicle retail sales	$56.5	$54.8	$1.8	3.2%
Used vehicle retail sales	41.0	43.3	(2.4)	(5.5)%
Used vehicle wholesale sales	1.6	0.9	0.7	73.8%
Total used	42.6	44.2	(1.7)	(3.8)%
Parts and service sales	135.6	167.2	(31.6)	(18.9)%
F&I, net	89.8	110.5	(20.7)	(18.8)%
Total gross profit	$324.5	$376.7	$(52.2)	(13.9)%
Gross margin:
New vehicle retail sales	6.2%	4.6%	1.6%
Used vehicle retail sales	7.6%	6.9%	0.6%
Used vehicle wholesale sales	5.2%	2.1%	3.2%
Total used	7.4%	6.6%	0.8%
Parts and service sales	53.3%	54.0%	(0.7)%
F&I, net	100.0%	100.0%	—%
Total gross margin	17.7%	16.5%	1.2%
Units sold:
Retail new vehicles sold	21,937	30,318	(8,381)	(27.6)%
Retail used vehicles sold	26,132	30,477	(4,345)	(14.3)%
Wholesale used vehicles sold	5,150	6,828	(1,678)	(24.6)%
Total used	31,282	37,305	(6,023)	(16.1)%
Average sales price per unit sold:
New vehicle retail	$41,742	$39,211	$2,531	6.5%
Used vehicle retail	$20,699	$20,522	$177	0.9%
Gross profit per unit sold:
New vehicle retail sales	$2,576	$1,806	$771	42.7%
Used vehicle retail sales	$1,568	$1,422	$146	10.3%
Used vehicle wholesale sales	$311	$135	$176	130.4%
Total used	$1,361	$1,186	$175	14.7%
F&I PRU	$1,868	$1,818	$50	2.7%
Other:
SG&A expenses	$203.3	$268.1	$(64.8)	(24.2)%
SG&A as % gross profit	62.6%	71.2%	(8.5)%

Same Store Operating Data - U.S.
(In millions, except unit and per unit amounts)

	Three Months Ended June 30,
	2020	2019	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$898.0	$1,184.7	$(286.7)	(24.2)%
Used vehicle retail sales	527.2	619.7	(92.5)	(14.9)%
Used vehicle wholesale sales	29.9	43.4	(13.5)	(31.2)%
Total used	557.1	663.1	(106.0)	(16.0)%
Parts and service sales	249.3	308.0	(58.6)	(19.0)%
F&I, net	88.8	109.8	(21.0)	(19.1)%
Total revenues	$1,793.3	$2,265.6	$(472.4)	(20.8)%
Gross profit:
New vehicle retail sales	$54.7	$54.5	$0.1	0.2%
Used vehicle retail sales	39.9	42.9	(3.0)	(7.1)%
Used vehicle wholesale sales	1.6	0.9	0.7	73.9%
Total used	41.5	43.9	(2.4)	(5.4)%
Parts and service sales	133.0	166.3	(33.3)	(20.0)%
F&I, net	88.8	109.8	(21.0)	(19.1)%
Total gross profit	$317.9	$374.5	$(56.6)	(15.1)%
Gross margin:
New vehicle retail sales	6.1%	4.6%	1.5%
Used vehicle retail sales	7.6%	6.9%	0.6%
Used vehicle wholesale sales	5.4%	2.1%	3.3%
Total used	7.4%	6.6%	0.8%
Parts and service sales	53.3%	54.0%	(0.7)%
F&I, net	100.0%	100.0%	—%
Total gross margin	17.7%	16.5%	1.2%
Units sold:
Retail new vehicles sold	21,583	30,171	(8,588)	(28.5)%
Retail used vehicles sold	25,616	30,055	(4,439)	(14.8)%
Wholesale used vehicles sold	5,087	6,723	(1,636)	(24.3)%
Total used	30,703	36,778	(6,075)	(16.5)%
Average sales price per unit sold:
New vehicle retail	$41,608	$39,267	$2,341	6.0%
Used vehicle retail	$20,581	$20,618	$(37)	(0.2)%
Gross profit per unit sold:
New vehicle retail sales	$2,533	$1,808	$725	40.1%
Used vehicle retail sales	$1,557	$1,429	$129	9.0%
Used vehicle wholesale sales	$316	$137	$178	129.8%
Total used	$1,351	$1,193	$159	13.3%
F&I PRU	$1,882	$1,824	$58	3.2%
Other:
SG&A expenses	$199.1	$266.3	$(67.1)	(25.2)%
SG&A as % gross profit	62.6%	71.1%	(8.5)%

The following discussion of our U.S. operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. Our U.S. dealership operations have been impacted by the reduced demand caused by the COVID-19 pandemic and the restrictions put in place by local governments to contain the virus.
Revenues
Total revenues in the U.S. during the three months ended June 30, 2020 decreased $447.6 million, or 19.6%, as compared to the same period in 2019. Total same store revenues in the U.S. during the three months ended June 30, 2020 decreased $472.4 million, or 20.8%, as compared to the same period in 2019, driven by declines in all of our revenue streams. The declines of 24.2% in new vehicle retail same store sales, 14.9% in used vehicle retail same store sales and 31.2% in used vehicle wholesale same store sales were driven by decreases of 28.5%, 14.8% and 24.3% in new vehicle, used vehicle retail and used vehicle wholesale unit sales, respectively. The declines in new and used vehicle retail and used vehicle wholesale unit sales were related to reduced demand at our dealerships caused by the COVID-19 pandemic and ensuing inventory shortages later in the quarter as OEMs struggled to restart factories closed because of the pandemic. Despite the challenges faced during the quarter, our recent online new and used vehicle sales initiative, AcceleRide® was instrumental in allowing us to connect with and serve our customers throughout the restricted social distancing environment impacting all of our markets at varying times throughout the second quarter. During the second quarter of 2020, AcceleRide® sales were up 190% from a year ago. Parts and service same store revenues decreased 19.0% driven by a 14.1% decline in customer pay revenues, a 35.2% decline in collision revenues, a 23.2% decline in warranty revenues and a 14.9% decline in wholesale parts revenues. Parts and service same store revenues declined compared to the same period last year due to the impacts of the COVID-19 pandemic during the quarter. F&I same store revenues decreased 19.1%, driven by a 21.6% decline in same store total retail unit sales coupled with a decline in income per contract on finance and vehicle services contracts which were partially offset by a decline in our overall chargeback experience and higher penetration rates on many of our finance and insurance product offerings.
Gross Profit
Total gross profit in the U.S. during the three months ended June 30, 2020 decreased $52.2 million, or 13.9%, as compared to the same period in 2019. Total same store gross profit in the U.S. during the three months ended June 30, 2020 decreased $56.6 million, or 15.1%, as compared to the same period in 2019. The decrease in same store gross profit was driven by declines in parts and service, F&I and used vehicle retail gross profit partially offset by increases in new vehicle retail and used vehicle wholesale gross profit compared to the same period last year. New vehicle same store gross profit increased 0.2% driven by a 40.1% increase in new vehicle gross profit per unit sold which more than offset a 28.5% decrease in same store new vehicle retail unit sales. The increase in same store new vehicle gross profit per unit sold reflects increased incentives provided by the manufacturers and supply constraints as many manufacturers put a hold on production due to the COVID-19 pandemic. Used vehicle retail same store gross profit decreased 7.1% reflecting a 14.8% decrease in used vehicle retail same store unit sales partially offset by an increase of 9.0% in used vehicle retail same store gross profit per unit sold over the same period in 2019. The increase in used vehicle retail same store gross profit per unit sold reflects supply constraints as the COVID-19 pandemic has negatively impacted our ability to obtain used vehicle inventory. Used vehicle wholesale gross profit increased 73.9% as industry supply constraints drove up auction prices. Parts and service same store gross profit and F&I same store gross profit declined by 20.0% and 19.1%, respectively, driven by the decreases discussed above. Total same store gross margin increased 120 basis points driven by higher vehicle prices as a result of supply shortages of new and used vehicle inventory.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in the U.S. during the three months ended June 30, 2020 decreased $64.8 million, or 24.2%, as compared to the same period in 2019. Total same store SG&A expenses in the U.S. during the three months ended June 30, 2020 decreased $67.1 million, or 25.2%, as compared to the same period in 2019. Our U.S. dealership operations were directly impacted by reduced demand caused by the COVID-19 pandemic. In an effort to reduce costs, we furloughed and terminated employees and significantly reduced advertising, outside services and other SG&A expenses. Total same store SG&A expenses in the U.S. in the second quarter of 2019 included $4.0 million in net costs associated with a hailstorm in Texas. Total same store SG&A expenses in the U.S. in second quarter of 2020 included a $10.6 million expense for an out-of-period adjustment related to stock-based compensation. Total same store SG&A as a percent of gross profit decreased 850 basis points compared to the same period in 2019 to 62.6% driven by the cost cutting measures taken to offset the negative impact of the COVID-19 pandemic.

Reported Operating Data - U.S.
(In millions, except unit and per unit amounts)

	Six Months Ended June 30,
	2020	2019	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,904.1	$2,220.5	$(316.5)	(14.3)%
Used vehicle retail sales	1,111.2	1,219.9	(108.6)	(8.9)%
Used vehicle wholesale sales	77.3	87.1	(9.8)	(11.2)%
Total used	1,188.6	1,307.0	(118.4)	(9.1)%
Parts and service sales	558.9	607.2	(48.4)	(8.0)%
F&I, net	187.2	206.7	(19.5)	(9.4)%
Total revenues	$3,838.7	$4,341.5	$(502.8)	(11.6)%
Gross profit:
New vehicle retail sales	$103.8	$105.6	$(1.8)	(1.7)%
Used vehicle retail sales	72.9	81.6	(8.7)	(10.7)%
Used vehicle wholesale sales	2.4	2.1	0.3	16.4%
Total used	75.3	83.7	(8.4)	(10.0)%
Parts and service sales	299.1	327.7	(28.6)	(8.7)%
F&I, net	187.2	206.7	(19.5)	(9.4)%
Total gross profit	$665.4	$723.6	$(58.2)	(8.0)%
Gross margin:
New vehicle retail sales	5.5%	4.8%	0.7%
Used vehicle retail sales	6.6%	6.7%	(0.1)%
Used vehicle wholesale sales	3.1%	2.4%	0.7%
Total used	6.3%	6.4%	(0.1)%
Parts and service sales	53.5%	54.0%	(0.4)%
F&I, net	100.0%	100.0%	—%
Total gross margin	17.3%	16.7%	0.7%
Units sold:
Retail new vehicles sold	46,432	56,708	(10,276)	(18.1)%
Retail used vehicles sold	53,800	59,794	(5,994)	(10.0)%
Wholesale used vehicles sold	12,177	13,978	(1,801)	(12.9)%
Total used	65,977	73,772	(7,795)	(10.6)%
Average sales price per unit sold:
New vehicle retail	$41,008	$39,157	$1,850	4.7%
Used vehicle retail	$20,655	$20,401	$254	1.2%
Gross profit per unit sold:
New vehicle retail sales	$2,235	$1,861	$374	20.1%
Used vehicle retail sales	$1,355	$1,365	$(10)	(0.7)%
Used vehicle wholesale sales	$199	$149	$50	33.6%
Total used	$1,142	$1,135	$7	0.6%
F&I PRU	$1,868	$1,774	$93	5.3%
Other:
SG&A expenses	$460.8	$524.2	$(63.5)	(12.1)%
SG&A as % gross profit	69.2%	72.4%	(3.2)%

Same Store Operating Data - U.S.
(In millions, except unit and per unit amounts)

	Six Months Ended June 30,
	2020	2019	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,868.4	$2,208.7	$(340.3)	(15.4)%
Used vehicle retail sales	1,085.2	1,207.6	(122.3)	(10.1)%
Used vehicle wholesale sales	76.2	85.0	(8.8)	(10.3)%
Total used	1,161.5	1,292.5	(131.1)	(10.1)%
Parts and service sales	547.7	601.6	(53.9)	(9.0)%
F&I, net	185.4	205.4	(20.0)	(9.7)%
Total revenues	$3,763.0	$4,308.2	$(545.2)	(12.7)%
Gross profit:
New vehicle retail sales	$99.8	$105.0	$(5.2)	(5.0)%
Used vehicle retail sales	71.0	80.9	(9.9)	(12.3)%
Used vehicle wholesale sales	2.4	2.1	0.3	15.9%
Total used	73.4	83.0	(9.6)	(11.6)%
Parts and service sales	293.0	324.9	(31.9)	(9.8)%
F&I, net	185.4	205.4	(20.0)	(9.7)%
Total gross profit	$651.6	$718.3	$(66.7)	(9.3)%
Gross margin:
New vehicle retail sales	5.3%	4.8%	0.6%
Used vehicle retail sales	6.5%	6.7%	(0.2)%
Used vehicle wholesale sales	3.2%	2.5%	0.7%
Total used	6.3%	6.4%	(0.1)%
Parts and service sales	53.5%	54.0%	(0.5)%
F&I, net	100.0%	100.0%	—%
Total gross margin	17.3%	16.7%	0.6%
Units sold:
Retail new vehicles sold	45,737	56,316	(10,579)	(18.8)%
Retail used vehicles sold	52,826	58,923	(6,097)	(10.3)%
Wholesale used vehicles sold	12,047	13,685	(1,638)	(12.0)%
Total used	64,873	72,608	(7,735)	(10.7)%
Average sales price per unit sold:
New vehicle retail	$40,851	$39,220	$1,631	4.2%
Used vehicle retail	$20,544	$20,494	$50	0.2%
Gross profit per unit sold:
New vehicle retail sales	$2,181	$1,865	$317	17.0%
Used vehicle retail sales	$1,343	$1,373	$(30)	(2.2)%
Used vehicle wholesale sales	$203	$154	$49	31.7%
Total used	$1,132	$1,143	$(12)	(1.0)%
F&I PRU	$1,881	$1,782	$99	5.6%
Other:
SG&A expenses	$451.2	$522.5	$(71.3)	(13.7)%
SG&A as % gross profit	69.2%	72.7%	(3.5)%

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
Revenues
Total revenues in the U.S. during the six months ended June 30, 2020 decreased $502.8 million, or 11.6%, as compared to the same period in 2019. Total same store revenues in the U.S. during the six months ended June 30, 2020 decreased $545.2 million, or 12.7%, as compared to the same period in 2019. The decrease in U.S. same store revenues was driven by declines in all of our revenue streams. The declines of 15.4% in new vehicle retail same store sales, 10.1% in used vehicle retail same store sales and 10.3% in used vehicle wholesale same store sales were driven by declines of 18.8%, 10.3% and 12.0% in new vehicle, used vehicle retail and used vehicle wholesale unit sales, respectively, reflecting reduced demand at our dealerships caused by the COVID-19 pandemic and inventory shortages. Partially offsetting these declines, our recent online new and used vehicle sales initiative, AcceleRide® was instrumental in allowing us to connect with and serve our customers throughout the restricted social distancing environment impacting all of our markets at varying times. Parts and service same store revenues decreased 9.0% driven by a 15.1% decrease in warranty revenues, a 6.0% decrease in customer-pay revenues, a 15.4% decrease in collision revenues, and a 4.9% decrease in wholesale parts revenues. Parts and service same store revenues were up 8.4% at the end of February 2020 compared to the same period last year but were dampened by the impacts of COVID-19 for the remaining months through June 30, 2020. F&I same store revenues decreased 9.7% driven by a 14.5% decrease in same store retail unit sales as discussed above, which was partially offset by higher penetration rates on many of our finance and insurance product offerings and a decline in our overall chargeback experience.
Gross profit
Total gross profit in the U.S. during the six months ended June 30, 2020 decreased $58.2 million, or 8.0%, as compared to the same period in 2019. Total same store gross profit in the U.S. during the six months ended June 30, 2020 decreased $66.7 million, or 9.3%, as compared to the same period in 2019.The decrease in total gross profit was driven by decreases in all of our operations except for used vehicle wholesale. New vehicle retail same store gross profit decreased 5.0% driven by an 18.8% decrease in new vehicle unit sales partially offset by a 17.0% increase in same store new vehicle gross profit per unit sold. The increase in same store new vehicle gross profit per unit sold was related to supply constraints of new vehicle inventory as many manufacturers put a hold on production due to COVID-19. The 12.3% decrease in same store used vehicle retail gross profit was related to a 10.3% decline in used vehicle retail unit sales coupled with a 2.2% decrease in used vehicle retail same store average gross profit per unit sold. The decline in used vehicle retail same store gross profit was related to the reduced demand caused by the COVID-19 pandemic. Parts and service same store gross profit and F&I same store gross profit decreased 9.8% and 9.7%, respectively, driven by decreases described above. Total same store gross margin increased 60 basis points primarily as a result of higher new vehicle margins related to the supply constraints of inventory in the industry.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in the U.S. during the six months ended June 30, 2020 decreased $63.5 million, or 12.1%, as compared to the same period in 2019. Total same store SG&A expenses in the U.S. during the six months ended June 30, 2020, decreased $71.3 million, or 13.7%, as compared to the same period in 2019. The U.S. dealership operations were directly impacted by reduced demand caused by the COVID-19 pandemic. In an effort to reduce costs, we furloughed and terminated employees and significantly reduced advertising and other SG&A expenses. Total same store SG&A expenses in the U.S. for the first six months of 2019 included $6.0 million in net costs associated with hailstorms in Texas and Oklahoma; $1.1 million in net gains on real estate and dealership transactions; and $1.8 million in non-core legal expenses. Total same store SG&A expenses in the U.S. during the second quarter of 2020 included $10.6 million in expense for an out-of-period adjustment related to stock-based compensation. Total same store SG&A as a percent of gross profit decreased 350 basis points over the same period in 2019 driven by cost cutting measures taken due to the impact of the COVID-19 pandemic.

Reported Operating Data - U.K.
(In millions, except unit and per unit amounts)

	Three Months Ended June 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$127.2	$302.2	$(175.0)	(57.9)%	$(3.9)	(56.6)%
Used vehicle retail sales	92.8	194.0	(101.2)	(52.2)%	(3.0)	(50.6)%
Used vehicle wholesale sales	15.3	46.9	(31.6)	(67.5)%	(0.5)	(66.4)%
Total used	108.1	240.9	(132.8)	(55.1)%	(3.5)	(53.7)%
Parts and service sales	21.8	56.4	(34.5)	(61.3)%	(0.7)	(60.0)%
F&I, net	6.4	15.0	(8.6)	(57.4)%	(0.2)	(56.2)%
Total revenues	$263.5	$614.4	$(350.9)	(57.1)%	$(8.3)	(55.8)%
Gross profit:
New vehicle retail sales	$5.9	$10.6	$(4.8)	(44.8)%	$(0.2)	(43.2)%
Used vehicle retail sales	4.9	8.3	(3.4)	(41.1)%	(0.2)	(39.1)%
Used vehicle wholesale sales	0.4	(1.3)	1.6	127.3%	—	128.0%
Total used	5.2	7.0	(1.8)	(25.2)%	(0.2)	(22.8)%
Parts and service sales	11.9	31.5	(19.5)	(62.1)%	(0.4)	(60.9)%
F&I, net	6.4	15.0	(8.6)	(57.4)%	(0.2)	(56.2)%
Total gross profit	$29.4	$64.1	$(34.7)	(54.1)%	$(0.9)	(52.7)%
Gross margin:
New vehicle retail sales	4.6%	3.5%	1.1%
Used vehicle retail sales	5.3%	4.3%	1.0%
Used vehicle wholesale sales	2.3%	(2.7)%	5.0%
Total used	4.8%	2.9%	1.9%
Parts and service sales	54.7%	55.9%	(1.2)%
F&I, net	100.0%	100.0%	—%
Total gross margin	11.2%	10.4%	0.7%
Units sold:
Retail new vehicles sold	3,841	9,266	(5,425)	(58.5)%
Retail used vehicles sold	4,040	8,280	(4,240)	(51.2)%
Wholesale used vehicles sold	1,829	5,772	(3,943)	(68.3)%
Total used	5,869	14,052	(8,183)	(58.2)%
Average sales price per unit sold:
New vehicle retail	$33,119	$32,617	$502	1.5%	$(1,012)	4.6%
Used vehicle retail	$22,978	$23,431	$(453)	(1.9)%	$(740)	1.2%
Gross profit per unit sold:
New vehicle retail sales	$1,527	$1,147	$380	33.2%	$(45)	37.1%
Used vehicle retail sales	$1,209	$1,001	$208	20.8%	$(40)	24.8%
Used vehicle wholesale sales	$192	$(223)	$415	186.1%	$(5)	188.2%
Total used	$892	$498	$394	79.1%	$(29)	84.9%
F&I PRU	$808	$853	$(45)	(5.2)%	$(23)	(2.6)%
Other:
SG&A expenses	$28.3	$59.0	$(30.7)	(52.1)%	$(1.0)	(50.4)%
SG&A as % gross profit	96.2%	92.1%	4.1%

Same Store Operating Data - U.K.
(In millions, except unit and per unit amounts)

	Three Months Ended June 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$116.6	$292.3	$(175.7)	(60.1)%	$(3.6)	(58.9)%
Used vehicle retail sales	85.6	189.0	(103.4)	(54.7)%	(2.8)	(53.3)%
Used vehicle wholesale sales	14.2	45.6	(31.4)	(68.8)%	(0.5)	(67.8)%
Total used	99.8	234.6	(134.8)	(57.5)%	(3.2)	(56.1)%
Parts and service sales	20.0	52.0	(32.0)	(61.5)%	(0.6)	(60.2)%
F&I, net	5.9	14.6	(8.7)	(59.3)%	(0.2)	(58.2)%
Total revenues	$242.4	$593.5	$(351.1)	(59.2)%	$(7.6)	(57.9)%
Gross profit:
New vehicle retail sales	$5.3	$10.5	$(5.1)	(49.0)%	$(0.2)	(47.5)%
Used vehicle retail sales	4.6	8.4	(3.8)	(45.3)%	(0.2)	(43.5)%
Used vehicle wholesale sales	0.3	(1.2)	1.6	127.8%	—	128.5%
Total used	4.9	7.1	(2.2)	(30.8)%	(0.2)	(28.6)%
Parts and service sales	10.9	29.5	(18.6)	(63.1)%	(0.3)	(61.9)%
F&I, net	5.9	14.6	(8.7)	(59.3)%	(0.2)	(58.2)%
Total gross profit	$27.1	$61.6	$(34.6)	(56.1)%	$(0.8)	(54.7)%
Gross margin:
New vehicle retail sales	4.6%	3.6%	1.0%
Used vehicle retail sales	5.3%	4.4%	0.9%
Used vehicle wholesale sales	2.4%	(2.7)%	5.2%
Total used	4.9%	3.0%	1.9%
Parts and service sales	54.3%	56.6%	(2.3)%
F&I, net	100.0%	100.0%	—%
Total gross margin	11.2%	10.4%	0.8%
Units sold:
Retail new vehicles sold	3,490	8,983	(5,493)	(61.1)%
Retail used vehicles sold	3,675	8,111	(4,436)	(54.7)%
Wholesale used vehicles sold	1,692	5,630	(3,938)	(69.9)%
Total used	5,367	13,741	(8,374)	(60.9)%
Average sales price per unit sold:
New vehicle retail	$33,416	$32,537	$879	2.7%	$(1,022)	5.8%
Used vehicle retail	$23,295	$23,305	$(10)	—%	$(749)	3.2%
Gross profit per unit sold:
New vehicle retail sales	$1,533	$1,169	$364	31.2%	$(45)	35.1%
Used vehicle retail sales	$1,244	$1,030	$214	20.8%	$(41)	24.7%
Used vehicle wholesale sales	$205	$(221)	$426	192.5%	$(5)	194.8%
Total used	$917	$518	$399	77.1%	$(30)	82.9%
F&I PRU	$827	$853	$(26)	(3.0)%	$(23)	(0.3)%
Other:
SG&A expenses	$24.8	$55.9	$(31.1)	(55.7)%	$(0.9)	(54.1)%
SG&A as % gross profit	91.5%	90.6%	0.9%

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
Revenues
Total revenues in the U.K. during the three months ended June 30, 2020 decreased $350.9 million, or 57.1%, as compared to the same period in 2019. Total same store revenues in the U.K. during the three months ended June 30, 2020 decreased $351.1 million, or 59.2%, as compared to the same period in 2019. On a constant currency basis, total same store revenues decreased 57.9%, driven by decreases in all of our operations due to the COVID-19 pandemic. Beginning March 21, 2020, the government mandated the closure of all U.K. dealerships in efforts to stop the spread of the virus and the government shutdown remained in effect through May 18, 2020 for service, with the exception of emergency vehicle repairs. U.K. showrooms were allowed to reopen June 1, 2020 and performed well for the month. On a constant currency basis, new vehicle retail same store revenues declined 58.9% driven by a 61.1% decrease in new vehicle retail same store unit sales, partially offset by a 5.8% increase in average new vehicle retail same store sales price. Used vehicle retail same store revenues on a constant currency basis decreased 53.3% as used vehicle retail same store unit sales declined 54.7%, partially offset by a 3.2% increase in average used retail same store sales price. Parts and service same store revenues decreased 60.2% on a constant currency basis as all of our parts and service businesses were negatively impacted by COVID-19, with declines of 57.1% in customer-pay, 66.2% in warranty, 67.7% in collision and 60.2% in wholesale parts revenues. F&I same store revenues on a constant currency basis decreased 58.2%, driven by lower penetration rates coupled with the decline in retail unit sales volumes.
Gross Profit
Total gross profit in the U.K. during the three months ended June 30, 2020 decreased $34.7 million, or 54.1%, as compared to the same period in 2019. Total same store gross profit in the U.K. during the three months ended June 30, 2020 decreased $34.6 million, or 56.1%, as compared to the same period in 2019. On a constant currency basis, total same store gross profit decreased 54.7%, driven by decreases in all of our operations, except used vehicle wholesale, due to COVID-19. New vehicle retail same store gross profit decreased 47.5% on a constant currency basis, driven by a 61.1% decrease in new vehicle retail same store unit sales, partially offset by a 35.1% increase in new vehicle retail same store gross profit per unit. The increase in new vehicle gross profit per unit is primarily due to current supply constraints. On a constant currency basis, used vehicle retail same store gross profit decreased 43.5%, reflecting a 54.7% decline in used vehicle retail same store unit sales, partially offset by a 24.7% increase in used vehicle retail same store gross profit per unit sold. The increase in used vehicle retail same store gross profit per unit sold reflects supply constraints similar to new vehicles. The overall decline in new vehicle and used vehicle retail same store gross profits was directly related to the closures caused by the COVID-19 pandemic. Used vehicle wholesale same store gross profit improved 128.5% on a constant currency basis due to the increase in auction prices due to supply constraints. Parts and service same store gross profit on a constant currency basis decreased 61.9% due to a 60.2% decrease in revenues, as discussed above. F&I same store revenues on a constant currency basis decreased 58.2% as previously discussed.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in the U.K. during the three months ended June 30, 2020 decreased $30.7 million, or 52.1%, as compared to the same period in 2019. Total same store SG&A expenses in the U.K. during the three months ended June 30, 2020, decreased $31.1 million, or 55.7%, as compared to the same period in 2019. On a constant currency basis, total same store SG&A expenses decreased 54.1%, driven by the implementation and execution of cost reduction strategies as a reaction to the COVID-19 pandemic, which enabled us to partially offset the adverse effect of significantly lower gross profit. Total same store SG&A expenses in the second quarter of 2020 included $1.2 million in severance costs for redundancy driven by the COVID-19 pandemic. As a percentage of gross profit, total same store SG&A expenses increased 90 basis points over the same period in 2019 to 91.5%, reflecting the decline in gross profit discussed above.

Reported Operating Data - U.K.
(In millions, except unit and per unit amounts)

	Six Months Ended June 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$423.5	$620.8	$(197.3)	(31.8)%	$(11.5)	(29.9)%
Used vehicle retail sales	281.6	397.6	(115.9)	(29.2)%	(4.7)	(28.0)%
Used vehicle wholesale sales	51.1	92.1	(41.1)	(44.6)%	(0.8)	(43.7)%
Total used	332.7	489.7	(157.0)	(32.1)%	(5.5)	(30.9)%
Parts and service sales	78.3	115.9	(37.7)	(32.5)%	(1.3)	(31.4)%
F&I, net	19.7	30.2	(10.5)	(34.7)%	(0.4)	(33.3)%
Total revenues	$854.2	$1,256.6	$(402.4)	(32.0)%	$(18.7)	(30.5)%
Gross profit:
New vehicle retail sales	$17.9	$27.4	$(9.5)	(34.6)%	$(0.6)	(32.3)%
Used vehicle retail sales	14.0	16.6	(2.5)	(15.3)%	(0.3)	(13.6)%
Used vehicle wholesale sales	0.3	(2.3)	2.6	113.9%	—	114.1%
Total used	14.4	14.3	0.1	0.6%	(0.3)	2.5%
Parts and service sales	42.3	64.2	(22.0)	(34.2)%	(0.7)	(33.1)%
F&I, net	19.7	30.2	(10.5)	(34.7)%	(0.4)	(33.3)%
Total gross profit	$94.2	$136.1	$(41.8)	(30.7)%	$(2.1)	(29.2)%
Gross margin:
New vehicle retail sales	4.2%	4.4%	(0.2)%
Used vehicle retail sales	5.0%	4.2%	0.8%
Used vehicle wholesale sales	0.6%	(2.5)%	3.1%
Total used	4.3%	2.9%	1.4%
Parts and service sales	54.0%	55.4%	(1.4)%
F&I, net	100.0%	100.0%	—%
Total gross margin	11.0%	10.8%	0.2%
Units sold:
Retail new vehicles sold	12,735	19,610	(6,875)	(35.1)%
Retail used vehicles sold	12,064	16,711	(4,647)	(27.8)%
Wholesale used vehicles sold	6,413	11,139	(4,726)	(42.4)%
Total used	18,477	27,850	(9,373)	(33.7)%
Average sales price per unit sold:
New vehicle retail	$33,255	$31,657	$1,598	5.0%	$(900)	7.9%
Used vehicle retail	$23,344	$23,791	$(447)	(1.9)%	$(388)	(0.2)%
Gross profit per unit sold:
New vehicle retail sales	$1,407	$1,397	$10	0.7%	$(50)	4.3%
Used vehicle retail sales	$1,164	$992	$172	17.4%	$(23)	19.6%
Used vehicle wholesale sales	$50	$(206)	$256	124.2%	$(1)	124.4%
Total used	$777	$513	$265	51.6%	$(15)	54.5%
F&I PRU	$794	$830	$(37)	(4.4)%	$(18)	(2.3)%
Other:
SG&A expenses	$88.2	$118.2	$(30.1)	(25.4)%	$(1.8)	(23.9)%
SG&A as % gross profit	93.5%	86.9%	6.6%

Same Store Operating Data - U.K.
(In millions, except unit and per unit amounts)

	Six Months Ended June 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$387.2	$599.0	$(211.8)	(35.4)%	$(10.6)	(33.6)%
Used vehicle retail sales	260.4	385.4	(125.0)	(32.4)%	(4.3)	(31.3)%
Used vehicle wholesale sales	46.9	89.1	(42.1)	(47.3)%	(0.8)	(46.5)%
Total used	307.4	474.5	(167.1)	(35.2)%	(5.1)	(34.1)%
Parts and service sales	69.7	107.1	(37.3)	(34.9)%	(1.2)	(33.8)%
F&I, net	18.0	29.3	(11.3)	(38.5)%	(0.4)	(37.1)%
Total revenues	$782.3	$1,209.9	$(427.6)	(35.3)%	$(17.3)	(33.9)%
Gross profit:
New vehicle retail sales	$16.4	$26.7	$(10.3)	(38.5)%	$(0.6)	(36.2)%
Used vehicle retail sales	13.1	16.3	(3.3)	(19.9)%	(0.3)	(18.3)%
Used vehicle wholesale sales	0.3	(2.1)	2.4	114.3%	—	114.5%
Total used	13.4	14.2	(0.9)	(6.0)%	(0.3)	(4.2)%
Parts and service sales	37.7	60.0	(22.2)	(37.1)%	(0.7)	(36.0)%
F&I, net	18.0	29.3	(11.3)	(38.5)%	(0.4)	(37.1)%
Total gross profit	$85.6	$130.2	$(44.6)	(34.3)%	$(1.9)	(32.8)%
Gross margin:
New vehicle retail sales	4.2%	4.5%	(0.2)%
Used vehicle retail sales	5.0%	4.2%	0.8%
Used vehicle wholesale sales	0.6%	(2.4)%	3.0%
Total used	4.4%	3.0%	1.4%
Parts and service sales	54.1%	56.0%	(1.9)%
F&I, net	100.0%	100.0%	—%
Total gross margin	10.9%	10.8%	0.2%
Units sold:
Retail new vehicles sold	11,519	18,618	(7,099)	(38.1)%
Retail used vehicles sold	11,036	16,228	(5,192)	(32.0)%
Wholesale used vehicles sold	5,872	10,810	(4,938)	(45.7)%
Total used	16,908	27,038	(10,130)	(37.5)%
Average sales price per unit sold:
New vehicle retail	$33,613	$32,173	$1,440	4.5%	$(920)	7.3%
Used vehicle retail	$23,598	$23,750	$(152)	(0.6)%	$(394)	1.0%
Gross profit per unit sold:
New vehicle retail sales	$1,425	$1,433	$(8)	(0.5)%	$(51)	3.0%
Used vehicle retail sales	$1,186	$1,007	$179	17.8%	$(23)	20.1%
Used vehicle wholesale sales	$51	$(194)	$246	126.4%	$(1)	126.7%
Total used	$792	$527	$265	50.4%	$(15)	53.3%
F&I PRU	$799	$841	$(42)	(5.0)%	$(18)	(2.8)%
Other:
SG&A expenses	$77.1	$111.6	$(34.4)	(30.9)%	$(1.6)	(29.5)%
SG&A as % gross profit	90.1%	85.7%	4.4%

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
Revenues
Total revenues in the U.K. during the six months ended June 30, 2020 decreased $402.4 million, or 32.0%, as compared to the same period in 2019. Total same store revenues in the U.K. during the six months ended June 30, 2020 decreased $427.6 million, or 35.3%, as compared to the same period in 2019. On a constant currency basis, total same store revenues decreased 33.9%, driven by decreases in all of our operations due to the COVID-19 pandemic. Beginning March 21, 2020, the government mandated the closure of all U.K. dealerships in efforts to stop the spread of the virus. The government shutdown remained in effect through May 18, 2020 for service, with the exception of emergency vehicle repairs, and June 1, 2020 for showrooms. New vehicle retail same store revenues on a constant currency basis decreased 33.6%, as a 38.1% decrease in new vehicle retail same store unit sales was partially offset by a 7.3% increase in new vehicle retail same store average sales price per unit sold. On a constant currency basis, used vehicle retail same store revenues decreased 31.3%, as a 32.0% decrease in used vehicle retail same store unit sales was partially offset by a 1.0% increase in used vehicle retail same store average sales price per unit sold. Parts and service same store revenues decreased 33.8% on a constant currency basis driven by declines of 27.1% in customer-pay, 45.5% in warranty, 45.6% in collision, and 34.0% in wholesale parts revenues. The decreases in all parts and service businesses are a result of the limitations on the business due to COVID-19. F&I same store revenues on a constant currency basis decreased 37.1% driven by the decline in retail unit sales and lower penetration rates, partially offset by an increase in income per contract on finance fees.
Gross profit
Total gross profit in the U.K. during the six months ended June 30, 2020 decreased $41.8 million, or 30.7%, as compared to the same period in 2019. Total same store gross profit in the U.K. during the six months ended June 30, 2020 decreased $44.6 million, or 34.3%, as compared to the same period in 2019. On a constant currency basis, total same store gross profit decreased 32.8%, driven by decreases in all of our operations, except for used vehicle wholesale, due to COVID-19. New vehicle retail same store gross profit on a constant currency basis decreased 36.2%, driven by a 38.1% decline in new vehicle retail same store unit sales, partially offset by a 3.0% increase in new vehicle retail same store average gross profit per unit sold. The increase in new vehicle retail same store gross profit per unit sold reflects supply constraints that occurred during the second quarter of 2020 related to the COVID-19 pandemic. Used vehicle retail same store gross profit on a constant currency basis decreased 18.3% on a 32.0% decrease in used vehicle retail same store unit sales, partially offset by a 20.1% increase in used vehicle retail same store average gross profit per unit sold. The increase in used vehicle retail same store average gross profit per unit sold reflects supply constraints similar to new vehicles. The overall gross profit declines on new and used vehicles are a result of the COVID-19 pandemic. Used vehicle wholesale same store gross profit improved 114.5% on a constant currency basis due to increases in auction prices. Parts and service same store gross profit on a constant currency basis decreased 36.0% as a result of a 33.8% decline in revenues discussed above. F&I same store on a constant currency basis decreased 37.1% as discussed above.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in the U.K. during the six months ended June 30, 2020 decreased $30.1 million, or 25.4%, as compared to the same period in 2019. Total same store SG&A expenses in the U.K. during the six months ended June 30, 2020, decreased $34.4 million, or 30.9%, as compared to the same period in 2019. On a constant currency basis, total same store SG&A expenses decreased 29.5%. This decline was driven by the implementation and execution of cost reduction strategies as a reaction to the COVID-19 pandemic, which enabled us to partially offset the negative impact of lower gross profit. Total same store SG&A expenses in 2020 included $1.2 million in severance costs for redundancy due to the COVID-19 pandemic. As a percentage of gross profit, total same store SG&A expenses increased 440 basis points over the same period in 2019 to 90.1%, reflecting the decline in gross profit discussed above.

Reported Operating Data - Brazil
(In millions, except unit and per unit amounts)

	Three Months Ended June 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$19.8	$74.4	$(54.6)	(73.4)%	$(7.1)	(63.9)%
Used vehicle retail sales	7.5	19.4	(12.0)	(61.6)%	(2.6)	(48.0)%
Used vehicle wholesale sales	2.9	4.8	(2.0)	(40.5)%	(1.1)	(18.5)%
Total used	10.3	24.3	(13.9)	(57.4)%	(3.7)	(42.1)%
Parts and service sales	5.9	12.2	(6.3)	(51.5)%	(2.2)	(33.7)%
F&I, net	0.6	1.8	(1.2)	(67.7)%	(0.2)	(56.0)%
Total revenues	$36.6	$112.6	$(76.0)	(67.5)%	$(13.2)	(55.8)%
Gross profit:
New vehicle retail sales	$1.4	$4.3	$(2.9)	(67.9)%	$(0.5)	(56.6)%
Used vehicle retail sales	0.4	1.7	(1.2)	(74.2)%	(0.1)	(65.3)%
Used vehicle wholesale sales	0.1	0.3	(0.2)	(70.7)%	—	(59.8)%
Total used	0.5	1.9	(1.4)	(73.7)%	(0.2)	(64.5)%
Parts and service sales	2.5	5.4	(2.9)	(54.5)%	(0.9)	(37.8)%
F&I, net	0.6	1.8	(1.2)	(67.7)%	(0.2)	(56.0)%
Total gross profit	$4.9	$13.5	$(8.5)	(63.3)%	$(1.8)	(50.1)%
Gross margin:
New vehicle retail sales	7.0%	5.8%	1.2%
Used vehicle retail sales	5.8%	8.6%	(2.8)%
Used vehicle wholesale sales	2.8%	5.7%	(2.9)%
Total used	4.9%	8.0%	(3.1)%
Parts and service sales	41.8%	44.5%	(2.7)%
F&I, net	100.0%	100.0%	—%
Total gross margin	13.5%	12.0%	1.5%
Units sold:
Retail new vehicles sold	694	2,509	(1,815)	(72.3)%
Retail used vehicles sold	356	988	(632)	(64.0)%
Wholesale used vehicles sold	324	484	(160)	(33.1)%
Total used	680	1,472	(792)	(53.8)%
Average sales price per unit sold:
New vehicle retail	$28,495	$29,637	$(1,141)	(3.9)%	$(10,198)	30.6%
Used vehicle retail	$20,983	$19,673	$1,311	6.7%	$(7,400)	44.3%
Gross profit per unit sold:
New vehicle retail sales	$1,999	$1,725	$274	15.9%	$(710)	57.0%
Used vehicle retail sales	$1,213	$1,693	$(480)	(28.4)%	$(419)	(3.6)%
Used vehicle wholesale sales	$247	$565	$(318)	(56.3)%	$(92)	(39.9)%
Total used	$752	$1,322	$(570)	(43.1)%	$(264)	(23.2)%
F&I PRU	$550	$511	$39	7.5%	$(199)	46.5%
Other:
SG&A expenses	$5.6	$11.6	$(6.0)	(51.5)%	$(2.1)	(33.7)%
SG&A as % gross profit	114.0%	86.1%	27.9%

Same Store Operating Data - Brazil
(In millions, except unit and per unit amounts)

	Three Months Ended June 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$19.8	$72.5	$(52.8)	(72.7)%	$(7.1)	(63.0)%
Used vehicle retail sales	7.4	18.4	(10.9)	(59.5)%	(2.6)	(45.2)%
Used vehicle wholesale sales	2.9	3.3	(0.4)	(12.8)%	(1.1)	19.5%
Total used	10.3	21.7	(11.4)	(52.4)%	(3.7)	(35.4)%
Parts and service sales	5.9	11.9	(6.0)	(50.3)%	(2.2)	(32.0)%
F&I, net	0.6	1.7	(1.2)	(67.0)%	(0.2)	(55.0)%
Total revenues	$36.6	$107.8	$(71.3)	(66.1)%	$(13.1)	(53.9)%
Gross profit:
New vehicle retail sales	$1.4	$4.3	$(2.9)	(67.8)%	$(0.5)	(56.4)%
Used vehicle retail sales	0.4	1.5	(1.1)	(71.7)%	(0.1)	(61.9)%
Used vehicle wholesale sales	0.1	0.3	(0.2)	(71.1)%	—	(60.3)%
Total used	0.5	1.8	(1.3)	(71.6)%	(0.2)	(61.7)%
Parts and service sales	2.5	5.2	(2.8)	(53.1)%	(0.9)	(35.9)%
F&I, net	0.6	1.7	(1.2)	(67.0)%	(0.2)	(55.0)%
Total gross profit	$4.9	$13.1	$(8.2)	(62.3)%	$(1.8)	(48.7)%
Gross margin:
New vehicle retail sales	7.0%	5.9%	1.1%
Used vehicle retail sales	5.8%	8.3%	(2.5)%
Used vehicle wholesale sales	2.8%	8.4%	(5.6)%
Total used	4.9%	8.3%	(3.3)%
Parts and service sales	41.8%	44.2%	(2.5)%
F&I, net	100.0%	100.0%	—%
Total gross margin	13.5%	12.1%	1.4%
Units sold:
Retail new vehicles sold	694	2,478	(1,784)	(72.0)%
Retail used vehicles sold	356	943	(587)	(62.2)%
Wholesale used vehicles sold	324	439	(115)	(26.2)%
Total used	680	1,382	(702)	(50.8)%
Average sales price per unit sold:
New vehicle retail	$28,495	$29,272	$(777)	(2.7)%	$(10,193)	32.2%
Used vehicle retail	$20,905	$19,490	$1,415	7.3%	$(7,384)	45.1%
Gross profit per unit sold:
New vehicle retail sales	$1,999	$1,738	$261	15.0%	$(709)	55.8%
Used vehicle retail sales	$1,204	$1,608	$(404)	(25.1)%	$(418)	0.9%
Used vehicle wholesale sales	$247	$630	$(383)	(60.8)%	$(92)	(46.2)%
Total used	$748	$1,297	$(549)	(42.3)%	$(263)	(22.1)%
F&I PRU	$550	$511	$39	7.6%	$(199)	46.6%
Other:
SG&A expenses	$5.6	$11.8	$(6.2)	(52.3)%	$(2.1)	(34.8)%
SG&A as % gross profit	114.0%	90.1%	23.9%

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
Revenues
Total revenues in Brazil during the three months ended June 30, 2020 decreased $76.0 million, or 67.5%, as compared to the same period in 2019. Total same store revenues in Brazil during the three months ended June 30, 2020 decreased $71.3 million, or 66.1%, as compared to the same period in 2019. On a constant currency basis, total same store revenues decreased 53.9% driven by declines in all business lines except for used vehicle wholesale caused by the COVID-19 pandemic. Beginning March 20, 2020, all our dealerships were required to close in efforts to stop the spread of the virus and while our service centers reopened and operated throughout the second quarter, our showrooms did not reopen until May 2020 with reduced hours. New vehicle retail same store revenues on a constant currency basis decreased 63.0% as a 72.0% decrease in new vehicle retail same store unit sales was partially offset by a 32.2% increase in new vehicle retail same store average sales price per unit sold. The decline in new vehicle same store unit sales was a result of the reduced demand and closure of our dealerships caused by the COVID-19 pandemic. Used vehicle retail same store revenues on a constant currency basis decreased 45.2% reflecting a 62.2% decrease in used vehicle same store unit sales partially offset by a 45.1% increase in used vehicle retail same store average sales price per unit sold. The decrease in used vehicle retail same store unit sales was driven by the COVID-19 pandemic. Used vehicle wholesale same store revenues increased 19.5% on a constant currency basis. The improvement in used vehicle wholesale same store revenues and the increases in new and used vehicle retail same store average sales price per unit sold were driven by a change in brand mix, which has shifted towards our higher priced luxury brands. Parts and service same store revenues on a constant currency basis decreased 32.0% driven by declines in warranty, customer-pay and collision revenues, partially offset by an increase in wholesale revenues. F&I same store revenues on a constant currency basis decreased 55.0% primarily due to the decline in retail unit sales partially offset by an increase in income per contract for our retail finance fees.
Gross Profit
Total gross profit in Brazil during the three months ended June 30, 2020 decreased $8.5 million, or 63.3%, as compared to the same period in 2019. Total same store gross profit in Brazil during the three months ended June 30, 2020 decreased $8.2 million, or 62.3%, as compared to the same period in 2019. On a constant currency basis, total same store gross profit decreased 48.7% driven by declines in all business lines. New vehicle retail same store gross profit on a constant currency basis decreased 56.4% driven by the 72.0% decline in new vehicle retail same store units sold partially offset by a 55.8% increase in new vehicle retail same store average gross profit per unit sold. The improvement in new vehicle retail same store gross profit reflects the mix shift towards our higher priced luxury brands and supply constraints experienced during the COVID-19 pandemic. Used vehicle retail same store gross profit on a constant currency basis decreased 61.9% reflecting the 62.2% decline in used vehicle retail same store unit sales. Parts and service same store gross profit on a constant currency basis decreased 35.9% as a result of the 32.0% decrease in revenues described above. F&I same store gross profit on a constant currency basis decreased 55.0% as discussed above.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in Brazil during the three months ended June 30, 2020 decreased $6.0 million, or 51.5%, as compared to the same period in 2019. Total same store SG&A expenses in Brazil during the three months ended June 30, 2020 decreased $6.2 million, or 52.3%, as compared to the same period in 2019. On a constant currency basis, total same store SG&A expenses decreased 34.8%. The decrease in same store SG&A can be more than explained by expense control measures taken by management due to COVID-19, primarily driven by a decrease in personnel expense. Despite the reduction in same store SG&A expenses, total same store SG&A as a % of gross profit increased to 114.0% driven by the decline in same store gross profit discussed above.

Reported Operating Data - Brazil
(In millions, except unit and per unit amounts)

	Six Months Ended June 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$77.3	$138.5	$(61.3)	(44.2)%	$(16.3)	(32.5)%
Used vehicle retail sales	27.4	40.7	(13.3)	(32.6)%	(5.8)	(18.3)%
Used vehicle wholesale sales	6.7	8.9	(2.2)	(24.3)%	(1.6)	(5.7)%
Total used	34.1	49.5	(15.4)	(31.1)%	(7.5)	(16.0)%
Parts and service sales	15.5	24.2	(8.7)	(36.1)%	(3.7)	(20.7)%
F&I, net	2.3	3.8	(1.5)	(39.1)%	(0.5)	(26.2)%
Total revenues	$129.1	$216.0	$(86.9)	(40.2)%	$(28.0)	(27.3)%
Gross profit:
New vehicle retail sales	$4.9	$8.1	$(3.2)	(39.8)%	$(1.1)	(26.9)%
Used vehicle retail sales	1.5	2.9	(1.4)	(49.1)%	(0.3)	(38.1)%
Used vehicle wholesale sales	0.3	0.6	(0.3)	(50.2)%	(0.1)	(38.8)%
Total used	1.8	3.5	(1.7)	(49.2)%	(0.4)	(38.2)%
Parts and service sales	6.7	10.7	(4.0)	(37.6)%	(1.6)	(22.8)%
F&I, net	2.3	3.8	(1.5)	(39.1)%	(0.5)	(26.2)%
Total gross profit	$15.6	$26.1	$(10.4)	(40.1)%	$(3.5)	(26.6)%
Gross margin:
New vehicle retail sales	6.3%	5.9%	0.5%
Used vehicle retail sales	5.4%	7.2%	(1.7)%
Used vehicle wholesale sales	4.2%	6.4%	(2.2)%
Total used	5.2%	7.0%	(1.8)%
Parts and service sales	43.1%	44.1%	(1.0)%
F&I, net	100.0%	100.0%	—%
Total gross margin	12.1%	12.1%	—%
Units sold:
Retail new vehicles sold	2,665	4,649	(1,984)	(42.7)%
Retail used vehicles sold	1,454	2,076	(622)	(30.0)%
Wholesale used vehicles sold	799	956	(157)	(16.4)%
Total used	2,253	3,032	(779)	(25.7)%
Average sales price per unit sold:
New vehicle retail	$28,994	$29,798	$(804)	(2.7)%	$(6,111)	17.8%
Used vehicle retail	$18,847	$19,586	$(739)	(3.8)%	$(4,014)	16.7%
Gross profit per unit sold:
New vehicle retail sales	$1,839	$1,752	$87	5.0%	$(396)	27.6%
Used vehicle retail sales	$1,019	$1,402	$(382)	(27.3)%	$(219)	(11.6)%
Used vehicle wholesale sales	$356	$597	$(241)	(40.4)%	$(81)	(26.8)%
Total used	$784	$1,148	$(364)	(31.7)%	$(170)	(16.9)%
F&I PRU	$557	$561	$(4)	(0.6)%	$(118)	20.5%
Other:
SG&A expenses	$16.2	$24.0	$(7.7)	(32.3)%	$(3.9)	(16.0)%
SG&A as % gross profit	103.8%	91.9%	11.9%

Same Store Operating Data - Brazil
(In millions, except unit and per unit amounts)

	Six Months Ended June 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$77.3	$135.7	$(58.4)	(43.1)%	$(16.3)	(31.1)%
Used vehicle retail sales	27.4	38.0	(10.7)	(28.0)%	(5.8)	(12.7)%
Used vehicle wholesale sales	6.7	6.8	—	(0.7)%	(1.7)	24.0%
Total used	34.1	44.8	(10.7)	(23.9)%	(7.5)	(7.2)%
Parts and service sales	15.5	23.6	(8.1)	(34.5)%	(3.7)	(18.8)%
F&I, net	2.3	3.7	(1.4)	(37.9)%	(0.5)	(24.7)%
Total revenues	$129.1	$207.8	$(78.7)	(37.9)%	$(28.0)	(24.4)%
Gross profit:
New vehicle retail sales	$4.9	$8.1	$(3.2)	(39.8)%	$(1.1)	(26.8)%
Used vehicle retail sales	1.5	2.9	(1.4)	(49.3)%	(0.3)	(38.2)%
Used vehicle wholesale sales	0.3	0.6	(0.3)	(48.6)%	(0.1)	(37.0)%
Total used	1.8	3.5	(1.7)	(49.2)%	(0.4)	(38.0)%
Parts and service sales	6.7	10.3	(3.7)	(35.6)%	(1.6)	(20.4)%
F&I, net	2.3	3.7	(1.4)	(37.9)%	(0.5)	(24.7)%
Total gross profit	$15.6	$25.7	$(10.0)	(39.1)%	$(3.5)	(25.4)%
Gross margin:
New vehicle retail sales	6.3%	6.0%	0.3%
Used vehicle retail sales	5.4%	7.7%	(2.3)%
Used vehicle wholesale sales	4.2%	8.2%	(3.9)%
Total used	5.2%	7.7%	(2.6)%
Parts and service sales	43.1%	43.9%	(0.7)%
F&I, net	100.0%	100.0%	—%
Total gross margin	12.1%	12.3%	(0.2)%
Units sold:
Retail new vehicles sold	2,665	4,604	(1,939)	(42.1)%
Retail used vehicles sold	1,454	2,001	(547)	(27.3)%
Wholesale used vehicles sold	799	889	(90)	(10.1)%
Total used	2,253	2,890	(637)	(22.0)%
Average sales price per unit sold:
New vehicle retail	$28,994	$29,474	$(480)	(1.6)%	$(6,113)	19.1%
Used vehicle retail	$18,828	$19,011	$(183)	(1.0)%	$(4,008)	20.1%
Gross profit per unit sold:
New vehicle retail sales	$1,839	$1,768	$71	4.0%	$(396)	26.4%
Used vehicle retail sales	$1,018	$1,458	$(440)	(30.2)%	$(221)	(15.0)%
Used vehicle wholesale sales	$356	$622	$(267)	(42.9)%	$(81)	(29.9)%
Total used	$783	$1,201	$(418)	(34.8)%	$(172)	(20.5)%
F&I PRU	$557	$560	$(3)	(0.5)%	$(118)	20.7%
Other:
SG&A expenses	$16.2	$23.2	$(7.0)	(30.3)%	$(3.9)	(13.5)%
SG&A as % gross profit	103.5%	90.5%	13.0%

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
Revenues
Total revenues in Brazil during the six months ended June 30, 2020 decreased $86.9 million, or 40.2%, as compared to the same period in 2019. Total same store revenues in Brazil during the six months ended June 30, 2020 decreased $78.7 million, or 37.9%, as compared to the same period in 2019. On a constant currency basis, total same store revenues decreased 24.4% with declines in all revenue lines except for used vehicle wholesale. Beginning March 20, 2020, all our dealerships were required to close in efforts to stop the spread of the virus and while our service centers reopened and operated throughout the second quarter, our showrooms did not reopen until May 2020 with reduced hours. New vehicle retail same store revenues on a constant currency basis decreased 31.1%, as a 42.1% decrease in new vehicle retail same store unit sales was partially offset by a 19.1% increase in new vehicle retail same store average sales price per unit sold. The decline in new vehicle same store unit sales was a result of the reduced demand and closure of our dealerships caused by the COVID-19 pandemic. Used vehicle retail same store revenues on a constant currency basis decreased 12.7%, as a 27.3% decrease in used vehicle retail same store unit sales more than offset a 20.1% increase in used vehicle retail same store average sales price per unit sold. The decrease in used vehicle retail same store unit sales was driven by the COVID-19 pandemic. Used vehicle wholesale same store revenues increased 24.0% on a constant currency basis. The improvement in used vehicle wholesale same store revenues and the increases in new and used vehicle retail same store average sales price per unit sold reflect a shift in brand mix to higher priced luxury brands. Parts and service same store revenues on a constant currency basis decreased 18.8% driven by declines in warranty, customer-pay and collision revenues partially offset by an increase in wholesale revenues. F&I same store revenues on a constant currency basis decreased 24.7% primarily as a result of a decline in our retail unit sales partially offset by an improvement in income per contract on our retail finance fees.
Gross profit
Total gross profit in Brazil during the six months ended June 30, 2020 decreased $10.4 million, or 40.1%, as compared to the same period in 2019. Total same store gross profit in Brazil during the six months ended June 30, 2020 decreased $10.0 million, or 39.1%, as compared to the same period in 2019. On a constant currency basis total same store gross profit decreased 25.4% driven by declines in all business lines. New vehicle retail same store gross profit on a constant currency basis decreased 26.8%, driven by a 42.1% decrease in new vehicle retail same store units sold partially offset by a 26.4% increase in new vehicle retail same store average gross profit per unit sold. The improvement in new vehicle retail same store gross profit per unit reflects the shift towards our higher priced luxury brands and supply constraints experienced during the COVID-19 pandemic. Used vehicle retail same store gross profit on a constant currency basis decreased 38.2%, reflecting a 27.3% decrease in used vehicle retail same store unit sales and a 15.0% decrease in used vehicle retail same store average gross profit per unit sold. The declines were attributable to the negative impacts of COVID-19. Parts and service same store gross profit decreased 20.4% on a constant currency basis, driven by the 18.8% decrease in parts and service revenues described above. F&I same store gross profit on a constant currency basis decreased 24.7% as discussed above.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in Brazil during the six months ended June 30, 2020 decreased $7.7 million, or 32.3%, as compared to the same period in 2019. Total same store SG&A expenses in Brazil during the six months ended June 30, 2020, decreased $7.0 million, or 30.3%, as compared to the same period in 2019. On a constant currency basis, total same store SG&A expenses decreased 13.5% while total same store gross profit decreased 25.4%, resulting in a 1,300 basis points increase in total same store SG&A as a % of gross profit. The decrease in SG&A expenses was a result of cost control initiatives implemented by the management team centered around reducing personnel expense and lower legal expenses. Total same store SG&A expenses in 2020 included $0.9 million of severance costs associated with the termination of employees as a result of the COVID-19 pandemic.

The following discussion of our results of operations is on a consolidated basis, unless otherwise noted.
Depreciation and Amortization Expense
Our total depreciation and amortization expense increased from $17.9 million to $18.8 million and from $34.9 million to $37.4 million for the three and six months ended June 30, 2020, respectively, when compared to the same period in 2019. This increase is substantially explained by the increase in our U.S. segment, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience.
Impairment of Assets
We evaluate intangible assets, consisting entirely of indefinite-lived franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate possible impairment. During the three and six months ended June 30, 2020, we recorded goodwill impairment charges of $10.7 million within the Brazil reporting unit. During the three and six months ended June 30, 2020, we recorded franchise rights impairment charges of $11.1 million within the U.K. segment and $0.1 million within the Brazil segment. During the three and six months ended June 30, 2019, there was no impairment to indefinite-lived franchise rights or goodwill. See Part I, “Item 1. Financial Statements,” Note 8 “Intangibles” for additional discussion of our interim impairment assessment.
We also review long-lived assets that are held-for-use, including our property and equipment and ROU assets, for impairment at the lowest level of identifiable cash flows whenever there are indicators that the carrying value of these assets may not be recoverable. During the three and six months ended June 30, 2020, we recognized ROU asset impairment charges of $1.7 million relating to seven dealerships within the U.K. segment and $0.2 million relating to one dealership within the Brazil segment. During the three and six months ended June 30, 2019, we recognized asset impairment charges of $0.5 million within the Brazil segment. See Part I, “Item 1. Financial Statements,” Note 1 “Interim Financial Information” for additional discussion of our interim impairment assessment.
The impairment charges were recognized within Asset impairments in our Condensed Consolidated Statements of Operations.
Floorplan Interest Expense
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on LIBOR (or Prime rate in some cases), plus a spread in the U.S. and U.K., and a benchmark rate plus a spread in Brazil. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate borrowing.
For the three months ended June 30, 2020, total floorplan interest expense decreased 36.4% as compared to the same period in 2019. For the six months ended June 30, 2020, total floorplan interest expense decreased 27.3% as compared to the same period in 2019. The decrease in both comparative periods is primarily due to lower weighted average interest rates as a result of a decline in LIBOR and lower inventory levels, partially offset by higher expense on our interest rate swaps.
Other Interest Expense, Net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit and other long-term debt, partially offset by interest income. For the three months ended June 30, 2020, other interest expense, net decreased from $18.0 million to $16.2 million as compared to the same period in 2019. For the six months ended June 30, 2020, other interest expense, net decreased from $36.9 million to $34.3 million as compared to the same period in 2019. The decrease in both comparative periods was primary attributable to the redemption of our 5.25% Senior Notes on April 2, 2020 and lower interest rates on our Acquisition Line and real estate related debt, partially offset by increased borrowings on said debt.
Loss on Extinguishment of Debt
On April 2, 2020, we fully redeemed $300.0 million in aggregate principal amount of our outstanding 5.25% Senior Notes due June 2023, at a premium of 102.625%. The total redemption price, consisting of the principal amount of the notes redeemed plus associated premium, amounted to $307.9 million. We recognized a loss on extinguishment of $10.4 million which included write offs of unamortized discount in the amount of $1.9 million and unamortized premium in the amount of $0.6 million.

Provision for Income Taxes
Our provision for income taxes decreased $1.8 million to $12.2 million for the three months ended June 30, 2020 as compared to the same period in 2019. For the six months ended June 30, 2020, our provision for income taxes decreased $6.3 million to $21.3 million, as compared to the same period in 2019. The decreases were primarily due to decreases in pretax book income. For the three months ended June 30, 2020, our effective tax rate increased to 28.7% from 22.2% as compared to the same period in 2019. This increase was primarily due to an increase in excess compensation from an out-of-period adjustment to accelerate stock-based compensation, and the decrease in tax deductions in excess of book expense with respect to RSAs that vested in 2020, offset by changes to valuation allowances provided for net operating losses in certain U.S. states and in Brazil. For the six months ended June 30, 2020, our effective tax rate increased to 26.2% from 23.9% as compared to the same period in 2019. This increase was primarily due to the increase in excess compensation expense as a result of the out-of-period adjustment to accelerate stock-based compensation, offset by changes to valuation allowances provided for net operating losses in certain U.S. states and in Brazil, and the increase of tax deductions in excess of book expense with respect to RSAs that vested in 2020.
We expect our effective tax rate for the remainder of 2020 will be between 23.0% and 24.0%. We believe that it is more-likely-than-not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income, considering future reversals of existing taxable temporary differences. The anticipated effects of the COVID-19 pandemic should not materially impact our estimated effective tax rate for the full-year of 2020.
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
Cash on Hand
As of June 30, 2020, our total cash on hand was $72.7 million. The balance of cash on hand excludes $107.8 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility as of June 30, 2020. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
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
The following table reconciles cash flows provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Six Months Ended June 30,
	2020	2019	% Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities:	$688.2	$252.9	172.1%
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisition and disposition	(450.8)	(68.7)
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisition and disposition and floorplan offset activity	0.2	0.1
Adjusted net cash provided by (used in) operating activities	$237.6	$184.3	28.9%
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	$(61.2)	$(71.6)	14.6%
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	—	(15.7)
Adjusted net cash provided by (used in) investing activities	$(61.2)	$(87.3)	29.9%
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities:	$(579.0)	$(157.8)	(267.0)%
Change in Floorplan notes payable, excluding floorplan offset	450.7	84.4
Adjusted net cash provided by (used in) financing activities	$(128.3)	$(73.4)	(74.8)%

Sources and Uses of Liquidity from Operating Activities
For the six months ended June 30, 2020, we generated $688.2 million of net cash flows from operating activities. On an adjusted basis for the same period, we generated $237.6 million in net cash flows from operating activities, primarily consisting of $60.0 million in net income, coupled with non-cash adjustments related to depreciation and amortization of $37.4 million, asset impairments of $23.8 million, stock-based compensation of $21.7 million, operating lease assets of $12.9 million and a loss on extinguishment of $10.4 million related to the 5.25% Senior Notes. Adjusted net cash flows from operating activities also included a $70.9 million adjusted net change in operating assets and liabilities, including cash inflows of $536.7 million from decreases in inventory levels, $77.2 million from net decreases in contracts-in-transit and vehicle receivables and $64.8 million from decreases in accounts and notes receivables. These cash inflows were partially offset by cash outflows of $540.9 million from an adjusted net decrease of floorplan borrowings and $48.0 million from decreases in accounts payable and accrued expenses.
For the six months ended June 30, 2019, we generated $252.9 million of net cash flows from operating activities. On an adjusted basis for the same period, we generated $184.3 million in net cash flows from operating activities, primarily consisting of $87.9 million in net income, coupled with non-cash adjustments related to depreciation and amortization of $34.9 million, operating lease assets of $14.4 million, stock-based compensation of $10.0 million and deferred income taxes of $5.1 million, partially offset by a $6.0 million gain on the disposition of assets. Adjusted net cash flows from operating activities also included a $34.9 million adjusted net change in operating assets and liabilities, including cash inflows of $77.3 million from increases in accounts payable and accrued expenses and $31.7 million from decreases in inventory levels. These cash inflows were partially offset by cash outflows of $59.8 million from the adjusted net decrease in floorplan borrowings and $14.5 million from the decrease in operating lease liabilities.
Working Capital
At June 30, 2020, we had a $59.5 million surplus of working capital. This represents a decrease of $34.5 million from December 31, 2019, when we had a $94.0 million surplus of working capital. Changes in our working capital are typically explained by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flows from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the six months ended June 30, 2020, we used $61.2 million in net cash flows from investing activities on both unadjusted and adjusted basis, which represented $60.5 million used for purchases of property and equipment and to construct new and improve existing facilities and $1.3 million used for acquisition activity, partially offset by cash inflows of $0.6 million related to the disposition of property and equipment. Of the $60.5 million in property and equipment purchases, $35.3 million was used for non-real estate related capital expenditures, $22.4 million was used for the purchase of real estate associated with existing dealership operations and $2.7 million represented the net decrease in the accrual for capital expenditures from year-end.
During the six months ended June 30, 2019, we used $71.6 million in net cash flows from investing activities. On an adjusted basis for the same period, we used $87.3 million in net cash flows from investing activities, representing $109.2 million used for purchases of property and equipment and to construct new and improve existing facilities, partially offset by cash inflows of $22.3 million related to the disposition of franchises and property and equipment. Of the $109.2 million in property and equipment purchases, $46.5 million was used for non-real estate related capital expenditures, $59.2 million was used for the purchase of real estate associated with existing dealership operations and $3.5 million represented the net decrease in the accrual for capital expenditures from year-end.
Capital Expenditures
Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2020 will be approximately $70 million excluding expenditures related to real estate purchases and future acquisitions, which could generally be funded from excess cash.

Acquisitions
We evaluate the expected return on investment in our consideration of potential business purchases. Cash needed to complete our acquisitions generally comes from excess working capital, operating cash flows of our dealerships and borrowings under our floorplan facilities, term loans and our Acquisition Line.
Sources and Uses of Liquidity from Financing Activities
For the six months ended June 30, 2020, we used $579.0 million in net cash flows from financing activities. On an adjusted basis for the same period, we used $128.3 million in net cash flows from financing activities, primarily related to cash outflows of $307.9 million related to the extinguishment of our 5.25% Senior Notes, $48.9 million related to the repurchase of our common stock and $5.5 million in dividend payments. These cash outflows were partially offset by $173.9 million net borrowings on debt related to real estate, which reflected increased mortgage borrowings in the U.S. to partially fund the redemption of the 5.25% Senior Notes, as well as $68.8 million net borrowings on our Acquisition Line.
For the six months ended June 30, 2019, we used $157.8 million in net cash flows from financing activities. On an adjusted basis for the same period, we used $73.4 million in net cash flows from financing activities, primarily related to cash outflows of $44.8 million in net repayments on our Floorplan lines (representing the net cash activity in our floorplan offset accounts), $20.1 million in net payments on debt related to real estate, and $9.7 million in dividend payments.
Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the position of our U.S. credit facilities as of June 30, 2020 (in millions):

	Total Commitment	Outstanding	Available
Floorplan line (1)	$1,396.0	$664.0	$732.0
Acquisition line (2)	349.0	155.7	193.3
Total Revolving Credit Facility	1,745.0	819.7	925.3
FMCC facility (3)	300.0	129.0	171.0
Total U.S. credit facilities (4)	$2,045.0	$948.7	$1,096.3
(1)The available balance at June 30, 2020 includes $99.7 million of immediately available funds. The remaining available balance can be used for inventory financing.
(2)The outstanding balance of $155.7 million is related to outstanding letters of credit of $18.6 million and $137.1 million in borrowings as of June 30, 2020. The borrowings outstanding under the Acquisition Line include $75 million of U.S dollar borrowings and £50 million of British pound sterling borrowings translated at the spot rate on the day borrowed, solely for the purpose of calculating the outstanding and available borrowings under the Acquisition Line. The available borrowings may be limited from time to time, based on certain debt covenants.
(3)The available balance at June 30, 2020 includes $8.1 million of immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4)The outstanding balance excludes $261.3 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
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
5.25% Senior Notes Redemption and Debt Refinancing
On April 2, 2020, we fully redeemed $300.0 million in aggregate principal amount of our outstanding 5.25% Senior Notes due 2023, at a premium of 102.625%. The total redemption price, consisting of the principal amount of the notes redeemed plus associated premium, amounted to $307.9 million. We recognized a loss on extinguishment of $10.4 million which included write offs of unamortized discount in the amount of $1.9 million and unamortized premium in the amount of $0.6 million. Additionally, we paid $4.6 million of accrued interest up to the date of redemption. The redemption was funded through a combination of Acquisition Line borrowings, mortgage borrowings, and excess cash. Additional mortgage debt was funded during the second quarter of 2020 to provide supplemental liquidity. These refinancings are expected to lower our annual interest expense by approximately $8.5 million.

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
As of June 30, 2020, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of June 30, 2020
	Required	Actual
Total adjusted leverage ratio	< 5.50	2.99
Fixed charge coverage ratio	> 1.20	3.42
As of June 30, 2020, we had $72.7 million of cash on hand and an additional $107.8 million invested in our floorplan offset accounts, bringing total cash liquidity to $180.5 million. In addition, we had $193.3 million of additional borrowing capacity on our Acquisition Line, bringing total immediate liquidity to $373.8 million as of June 30, 2020. Based on our position as of June 30, 2020 and our outlook as discussed within “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we have sufficient liquidity currently and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
See Part I, “Item 1. Financial Statements,” Note 9 “Debt” and Note 10 “Floorplan Notes Payable” in our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities, and other financing arrangements existing as of June 30, 2020.
Stock Repurchases and Dividends
Our Board of Directors from time to time, authorizes the repurchase of shares of our common stock up to a certain monetary limit. On April 7, 2020, we canceled our most recently authorized share repurchase program in light of the COVID-19 pandemic. During the first quarter 2020 and through the cancellation date, 597,764 shares were repurchased at an average price of $81.83 per share, for a total of $48.9 million.
During the first quarter of 2020, our Board of Directors approved a quarterly cash dividend of $0.30 per share on all shares of our common stock, which resulted in $5.3 million paid to common shareholders and $0.2 million to unvested RSA holders. On April 7, 2020, we temporarily suspended quarterly dividends in light of the COVID-19 pandemic.
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

Supplemental Guarantor Financial Information
In 2014, Group 1 Automotive, Inc. (the “Parent”) issued and registered $550.0 million aggregate principal 5.00% Senior Notes, due June 1, 2022 (the “5.00% Senior Notes”), with the SEC. Obligations under the 5.00% Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by our wholly owned domestic subsidiaries (“Guarantors”). The guarantees rank equally in the right of payment to all of the Guarantors’ existing and future subordinated debt. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent or on the ability of the Parent or the Guarantors to obtain funds from other Guarantors by dividend or loan. The Guarantors will be released and discharged of their obligations upon customary events, including the sale, transfer or other disposition of all or substantially all of the assets or Capital Stock of that Guarantor (including by way of merger or consolidation) or the designation of a guarantor as an “Unrestricted Subsidiary” under the indenture.
Our other subsidiaries do not guarantee the 5.00% Senior Notes (such subsidiaries are referred to as the “Non-Guarantors”).
The following summarized financial information presents the Parent and Guarantors on a combined basis after 1) the elimination of intercompany transactions between the Parent and Guarantors and 2) the elimination of equity in earnings from and investment in subsidiaries of Non-Guarantors.
Summarized balance sheets information is as follows (in millions):

	June 30, 2020	December 31, 2019
Current assets (1)	$1,435.4	$2,024.6
Long-term assets	$2,549.6	$2,506.5

Current liabilities	$1,301.9	$1,874.7
Long-term liabilities	$1,645.9	$1,644.9
(1) Includes receivables due from Non-Guarantors of $93.2 million and $99.0 million as of June 30, 2020 and December 31, 2019, respectively.
Summarized statements of operations information is as follows (in millions):

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Revenues	$3,838.7	$9,184.2
Gross profit	$665.4	$1,494.8
Income (loss) from operations	$179.6	$354.0
Net income (loss)	$171.4	$354.8

Recent Regulatory Developments
In Brazil, Law No. 13,709/2018, the General Data Protection Act (Lei Geral de Proteção de Dados, or “GDPA”) will come into force in May 2021 and will change personal data protection in Brazil. The GDPA establishes a new legal framework covering personal data processing, including client, supplier and employee data. The GDPA establishes, among others, personal data owners’ rights, the legal basis for personal data protection, requirements for obtaining consent from personal data owners, obligations and requirements related to security incidents, data leaks and data transfers, as well as the creation of a National Data Protection Authority. We have begun initial preparations to comply with the GDPA ahead of its May 2021 effective date; however, we may have difficulty adapting our systems and processes to the new legislation due to the legislation’s complexity. In the event of non-compliance with the GDPA, we may be subject to penalties, beginning in August 2021, including making certain disclosures to authorities, the required deletion of personal data and fines, per infraction, of up to 2% (subject to an upper limit of R$50,000,000) of our revenues in Brazil during our last fiscal year, excluding taxes. See the risk factor titled “We are subject to substantial governmental laws and regulations, which if we are found to be in violation of, or subject to liabilities under, may adversely affect our business and results of operations” in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.
On March 31, 2020, the U.S. Environmental Protection Agency and National Highway Traffic Safety Administration under the Trump Administration issued a final rule re-setting corporate average fuel economy (“CAFE”) and greenhouse gas (“GHG”) emissions standards for model years 2021-2026 passenger cars and light trucks. The March 31, 2020 final rule will increase stringency of CAFE and GHG emissions standards by 1.5% each year through model year 2026, as compared with the standards issued in 2012, which would have required annual increases of about 5%. Legal challenges to the March 31, 2020 final rule are expected. See the risk factor titled “Our operations are subject to environmental laws and regulations that may expose us to significant costs and liabilities” in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided regarding our foreign currency exchange rates and financial instruments to which we are a party at June 30, 2020 and from which we may incur future gains or losses from changes in market interest rates and/or foreign currency rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Interest Rates
We have interest rate risk on our variable-rate debt obligations, primarily consisting of our Floorplan Line. Based on the amount of variable-rate borrowings outstanding of $1.6 billion and $1.8 billion as of June 30, 2020 and 2019, respectively, a 100 basis-point change in interest rates would have resulted in an approximate $7.5 million and $8.9 million change to our annual interest expense, respectively, after consideration of the average interest rate swaps in effect during the periods.
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
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the six months ended June 30, 2020 and 2019, we recognized $20.4 million and $22.3 million of interest assistance as a reduction of new vehicle cost of sales, respectively.
For additional information about the potential impact of LIBOR phase out on our results of operations, see Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Foreign Currency Exchange Rates
The functional currency of our U.K. subsidiaries is the GBP and of our Brazil subsidiaries is the BRL. Our exposure to fluctuating exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average exchange rates for the GBP to the USD would have resulted in a $77.7 million and $114.2 million decrease to our revenues for the six months ended June 30, 2020 and 2019, respectively. A 10% devaluation in average exchange rates for the BRL to the USD would have resulted in an $11.7 million and $19.6 million decrease to our revenues for the six months ended June 30, 2020 and 2019, respectively.
For additional information about our market sensitive financial instruments, see Part I, “Item 1. Financial Statements,” Note 6 “Financial Instruments and Fair Value Measurements” within our Notes to Condensed Consolidated Financial Statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.
In light of the COVID-19 pandemic, a significant portion of our back office employees remain working remotely due to the restricted social distancing environment or other restrictions. Established business continuity plans were activated in order to mitigate the impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.
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
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, during the six months ended June 30, 2020, there were no changes to the Risk Factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
The global outbreak of the COVID-19 pandemic has materially adversely affected, and may further materially adversely affect, our business, results of operations and cash flows.
The global outbreak of the COVID-19 pandemic has materially disrupted, and could continue to significantly disrupt, our operations and adversely affect our financial condition and results of operations. The measures taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of the COVID-19 pandemic included mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. As a result we were required to completely shut down or significantly reduce the operating capacity of all of our dealerships in the U.S., the U.K. and Brazil in late March 2020 and early April 2020. These measures significantly reduced our new and used vehicle sales volumes, parts and service revenues and F&I revenues, as well as impacted our vehicle and parts supply chain during March 2020 and April 2020 in particular. If the shutdowns, other travel and business restrictions or additional restrictions were continued or imposed, our business would be adversely impacted. Such business disruptions suffered as a result of the COVID-19 pandemic are not covered by our insurance policies.
In addition, the impacts from the COVID-19 pandemic caused most vehicle manufacturers and parts suppliers to suspend or limit their production or distribution of new vehicles and parts and they have not returned to normal levels yet. This has materially adversely affected, and could continue to materially adversely affect, the financial condition and results of operations of our vehicle manufacturers and impacts their ability to profitably design, market, produce or distribute new vehicles and parts. This in turn has had, and could continue to have, a material adverse effect on our business, results of operations and financial condition.
The increased volatility in market conditions due to the COVID-19 pandemic could also make it more difficult for us to raise additional capital in order to supplement our cash flow from operations. If we are unable to raise necessary additional funds on acceptable terms or do not have sufficient cash flow from operations, our business and, in particular, our acquisitions and integration strategy could be adversely affected. The substantial cost-cutting measures, stockholder dividend and share repurchase cancellations and other liquidity preserving measures we have taken or may take in the future may not sufficiently reduce the risks associated with our indebtedness, including maintaining available borrowing capacity and compliance with financial covenants and having the ability to refinance or repay indebtedness on favorable terms or at all. Further, any decrease in liquidity or our share price, tightened credit conditions, reduced access to the capital markets or reduced operating performance due to the COVID-19 pandemic may adversely affect our financial performance as well as our ability to purchase or sell certain dealerships.
As the potential impact from the COVID-19 pandemic is difficult to predict, the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of the COVID-19 pandemic and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. Even if the various restrictions on business activity are lifted, there is no guarantee when or if customer demand and workforce availability will return to prior levels, and our operations could be impacted by any restrictions we may have to impose or costs we may have to incur to ensure the ongoing safety of our employees, customers and others. In addition, there is no assurance that our relationship with and the financial and operational capacities of vehicle manufacturers and distributors will remain the same. These potential impacts, while uncertain, could adversely affect our business, financial condition and results of operations.

The impairment of our goodwill and/or indefinite-lived intangibles could have a material adverse effect on our results of operations.
We assess goodwill and other indefinite-lived intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. See Part I, “Item 1. Financial Statements,” Note 8 “Intangibles” within our Notes to Condensed Consolidated Financial Statements for further discussion of our impairment model and related assumptions. During the three months ended June 30, 2020, we performed an interim impairment assessment of goodwill and intangible franchise rights to determine if events or changes in circumstances, including the impacts of the COVID-19 pandemic, indicated that it was more-likely-than-not that the assets were impaired. Based on the results of our assessment, it was concluded that it was more-likely-than-not that our goodwill for Brazil (resulting in an impairment charge of $10.7 million) and some of our intangible franchise rights for the U.K. and Brazil (resulting in impairment charges of $11.1 million and $0.1 million, respectively) were impaired as of June 30, 2020, which was mainly attributed to our assumptions that the potential long-term impacts of the COVID-19 pandemic had worsened during the second quarter of 2020. We may be required to record additional impairment charges if the COVID-19 pandemic continues, and we cannot accurately predict the amount and timing of any additional impairment charge at this time, however, any such impairment charge could have an adverse effect on our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
Our Board of Directors from time to time, authorizes the repurchase of shares of our common stock up to a certain monetary limit. On April 7, 2020, we canceled our most recently authorized share repurchase program in light of the COVID-19 pandemic. Future stock repurchase programs are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant.
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

10.1*	—	Incentive, Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated June 6, 2011, between Group 1 Automotive, Inc. and Darryl Kenningham
10.2*	—	Transition and Separation Agreement, effective June 1, 2020, between Group 1 Automotive, Inc. and John C. Rickel
10.3*	—	Offer Letter, dated June 1, 2020, between Group 1 Automotive, Inc. and Daniel McHenry
22	—	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) filed May 8, 2020)
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in exhibit 101)

*	Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

Date:	August 3, 2020	By:	/s/ John C. Rickel
John C. Rickel
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting
and Accounting Officer)