Form 10-Q
period 2020-09-30
GROUP 1 AUTOMOTIVE INC
filed 2020-11-04
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 30, 2020, the registrant had 18,314,207 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66.2	$23.8
Contracts-in-transit and vehicle receivables, net	218.9	253.8
Accounts and notes receivables, net	193.5	225.1
Inventories, net	1,375.7	1,901.7
Prepaid expenses	39.8	96.4
Other current assets	22.6	15.5
TOTAL CURRENT ASSETS	1,916.6	2,516.3
Property and equipment, net of accumulated depreciation of $441.9 and $400.2, respectively	1,592.0	1,547.1
Operating lease assets	209.9	220.1
Goodwill	993.5	1,008.3
Intangible franchise rights	241.3	253.5
Other long-term assets	30.0	24.8
TOTAL ASSETS	$4,983.4	$5,570.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $108.2 and $106.8, respectively	$771.3	$1,144.4
Floorplan notes payable — manufacturer affiliates, net of offset account of $18.5 and $4.1, respectively	314.8	459.9
Current maturities of long-term debt	65.8	59.1
Current operating lease liabilities	21.5	24.6
Accounts payable	408.3	527.5
Accrued expenses and other current liabilities	230.4	206.7
TOTAL CURRENT LIABILITIES	1,812.1	2,422.3
Long-term debt	1,307.8	1,432.1
Long-term operating lease liabilities	207.1	210.7
Deferred income taxes	135.4	145.7
Long-term interest rate swap liabilities	49.4	4.4
Other long-term liabilities	114.8	99.2
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,439,746 and 25,486,711 shares issued, respectively	0.3	0.3
Additional paid-in capital	304.0	295.3
Retained earnings	1,723.3	1,542.4
Accumulated other comprehensive income (loss)	(206.3)	(147.0)
Treasury stock, at cost; 7,122,366 and 6,858,503 shares, respectively	(464.3)	(435.3)
TOTAL STOCKHOLDERS’ EQUITY	1,356.9	1,255.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,983.4	$5,570.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
New vehicle retail sales	$1,580.7	$1,652.3	$3,985.5	$4,632.2
Used vehicle retail sales	867.2	869.7	2,287.4	2,527.8
Used vehicle wholesale sales	86.7	85.2	221.9	273.4
Parts and service sales	375.6	383.5	1,028.2	1,130.8
Finance, insurance and other, net	129.5	127.5	338.7	368.2
Total revenues	3,039.6	3,118.3	7,861.7	8,932.4
COST OF SALES:
New vehicle retail sales	1,481.5	1,577.0	3,759.7	4,415.7
Used vehicle retail sales	796.1	815.5	2,127.9	2,372.5
Used vehicle wholesale sales	80.7	84.9	212.9	272.7
Parts and service sales	169.4	175.4	473.9	520.1
Total cost of sales	2,527.7	2,652.7	6,574.4	7,581.0
GROSS PROFIT	512.0	465.6	1,287.2	1,351.4
Selling, general and administrative expenses	305.8	353.9	870.9	1,020.3
Depreciation and amortization expense	19.1	18.2	56.5	53.0
Asset impairments	—	10.3	23.8	10.8
INCOME (LOSS) FROM OPERATIONS	187.1	83.3	336.0	267.2
Floorplan interest expense	8.1	15.3	31.1	47.0
Other interest expense, net	14.6	18.9	49.0	55.8
(Gain) loss on extinguishment of debt	3.3	—	13.7	—
INCOME (LOSS) BEFORE INCOME TAXES	161.0	49.0	242.2	164.4
(Benefit) provision for income taxes	34.6	10.9	55.8	38.5
NET INCOME (LOSS)	$126.4	$38.0	$186.4	$125.9
BASIC EARNINGS (LOSS) PER SHARE	$6.86	$2.04	$10.11	$6.78
Weighted average common shares outstanding	17.8	18.0	17.8	17.9
DILUTED EARNINGS (LOSS) PER SHARE	$6.83	$2.04	$10.08	$6.77
Weighted average dilutive common shares outstanding	17.8	18.0	17.8	17.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$126.4	$38.0	$186.4	$125.9
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	6.0	(11.6)	(24.4)	(12.0)
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of $0.6, $1.7, $12.6 and $6.0, respectively	(1.8)	(5.6)	(40.4)	(19.2)
Reclassification adjustment for realized (gain) loss on interest rate swap termination included in SG&A, net of tax benefit (provision) of $— for all periods presented	0.1	0.1	0.1	0.1
Reclassification adjustment for (gain) loss included in interest expense, net of tax benefit (provision) of $0.8, $—, $1.7 and ($0.2), respectively	2.7	0.1	5.4	(0.6)
Unrealized gain (loss) on interest rate risk management activities, net of tax	1.0	(5.4)	(35.0)	(19.7)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	7.0	(17.0)	(59.3)	(31.7)
COMPREHENSIVE INCOME (LOSS)	$133.4	$21.0	$127.0	$94.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, JUNE 30, 2020	25,439,581	$0.3	$300.0	$1,596.9	$(213.3)	$(467.9)	$1,215.9
Net income (loss)	—	—	—	126.4	—	—	126.4
Other comprehensive income (loss), net of taxes	—	—	—	—	7.0	—	7.0
Net issuance of treasury shares to stock compensation plans	165	—	(1.4)	—	—	3.6	2.2
Stock-based compensation	—	—	5.3	—	—	—	5.3
BALANCE, SEPTEMBER 30, 2020	25,439,746	$0.3	$304.0	$1,723.3	$(206.3)	$(464.3)	$1,356.9

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2019	25,486,711	$0.3	$295.3	$1,542.4	$(147.0)	$(435.3)	$1,255.7
Net income (loss)	—	—	—	186.4	—	—	186.4
Other comprehensive income (loss), net of taxes	—	—	—	—	(59.3)	—	(59.3)
Purchases of treasury stock	—	—	—	—	—	(48.9)	(48.9)
Net issuance of treasury shares to stock compensation plans	(46,964)	—	(18.4)	—	—	20.0	1.6
Stock-based compensation	—	—	27.0	—	—	—	27.0
Dividends declared ($0.30 per share)	—	—	—	(5.5)	—	—	(5.5)
BALANCE, SEPTEMBER 30, 2020	25,439,746	$0.3	$304.0	$1,723.3	$(206.3)	$(464.3)	$1,356.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, JUNE 30, 2019	25,510,280	$0.3	$288.2	$1,467.0	$(152.5)	$(438.8)	$1,164.1
Net income (loss)	—	—	—	38.0	—	—	38.0
Other comprehensive income (loss), net of taxes	—	—	—	—	(17.0)	—	(17.0)
Net issuance of treasury shares to stock compensation plans	(6,149)	—	(0.7)	—	—	2.6	1.9
Stock-based compensation	—	—	4.5	—	—	—	4.5
Dividends declared ($0.28 per share)	—	—	—	(5.2)	—	—	(5.2)
BALANCE, SEPTEMBER 30, 2019	25,504,131	$0.3	$292.0	$1,499.8	$(169.5)	$(436.2)	$1,186.3

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2018	25,494,328	$0.3	$292.8	$1,394.8	$(137.8)	$(454.4)	$1,095.7
Net income (loss)	—	—	—	125.9	—	—	125.9
Other comprehensive income (loss), net of taxes	—	—	—	—	(31.7)	—	(31.7)
Net issuance of treasury shares to stock compensation plans	9,803	—	(15.3)	—	—	18.1	2.9
Stock-based compensation	—	—	14.5	—	—	—	14.5
Dividends declared ($0.80 per share)	—	—	—	(14.8)	—	—	(14.8)
ASC 842 cumulative adjustment	—	—	—	(6.1)	—	—	(6.1)
BALANCE, SEPTEMBER 30, 2019	25,504,131	$0.3	$292.0	$1,499.8	$(169.5)	$(436.2)	$1,186.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$186.4	$125.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	56.5	53.0
Change in operating lease assets	18.1	21.2
Deferred income taxes	(2.8)	3.6
Asset impairments	23.8	10.8
Stock-based compensation	27.0	14.5
Amortization of debt discount and issue costs	2.6	3.1
(Gain) loss on disposition of assets	—	(5.9)
(Gain) loss on extinguishment of debt	13.7	—
Other	1.9	0.7
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(58.8)	99.0
Accounts and notes receivables	25.2	(31.7)
Inventories	499.6	41.7
Contracts-in-transit and vehicle receivables	33.0	8.1
Prepaid expenses and other assets	41.1	(10.6)
Floorplan notes payable — manufacturer affiliates	(137.9)	(1.1)
Deferred revenues	(0.4)	(0.4)
Operating lease liabilities	(16.3)	(21.3)
Net cash provided by (used in) operating activities	712.7	310.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(1.3)	(97.0)
Proceeds from disposition of franchises, property and equipment	1.3	43.1
Purchases of property and equipment	(78.8)	(139.6)
Other	—	(0.1)
Net cash provided by (used in) investing activities	(78.8)	(193.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	7,590.5	5,311.2
Repayments on credit facility — floorplan line and other	(7,960.7)	(5,364.3)
Borrowings on credit facility — acquisition line	284.0	230.5
Repayments on credit facility — acquisition line	(296.5)	(211.4)
Debt issuance costs	(9.0)	(3.2)
Borrowings of senior notes	550.0	—
Repayments of senior notes	(857.9)	—
Borrowings on other debt	252.9	205.6
Repayments on other debt	(90.8)	(246.5)
Proceeds from employee stock purchase plan	7.0	6.5
Payments of tax withholding for stock-based awards	(5.5)	(3.6)
Repurchases of common stock, amounts based on settlement date	(48.9)	—
Dividends paid	(5.5)	(14.8)
Net cash provided by (used in) financing activities	(590.4)	(90.1)
Effect of exchange rate changes on cash	(5.4)	(1.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	38.1	25.9
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	28.1	18.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$66.2	$44.6

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
As of September 30, 2020, the Company’s retail network consisted of 119 dealerships in the U.S., 50 dealerships in the U.K. and 17 dealerships in Brazil. The U.S. and Brazil are led by the President, U.S. and Brazilian Operations, and the U.K. is led by an Operations Director, each reporting directly to the Company's Chief Executive Officer. The President, U.S. and Brazilian Operations, and the U.K. Operations Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management.
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
COVID-19 Pandemic
On March 11, 2020, the WHO declared COVID-19 a pandemic, and subsequently, various countries declared the COVID-19 pandemic a national emergency. The global spread of the COVID-19 pandemic continues to adversely impact the Company’s markets in the U.S., U.K. and Brazil. Government mandated restrictions to contain and combat the virus, such as stay-at-home orders on individuals and operating restrictions on businesses, impacted the Company’s dealerships beginning in mid-March 2020. However, these measures began easing in the second quarter and most of the Company’s markets have since shown signs of recovery. Despite signs of market recovery, the potential impact from the COVID-19 pandemic is difficult to predict, especially as cases rise in certain markets and governments consider re-instituting lockdown measures and other restrictions. On October 31, 2020, the U.K. government announced a national lockdown of non-essential businesses, which includes the Company’s dealership vehicle showrooms, beginning November 5, 2020 through December 2, 2020, at which time the government will determine whether the lockdown restrictions are extended. The Company’s dealership service operations will remain open, however this mandate will adversely impact the Company’s U.K. vehicle sales in the fourth quarter. The extent to which the impact may negatively affect the Company’s business, financial condition and results of operations will depend on future developments and new information that may emerge regarding the severity and duration of the COVID-19 pandemic. If the U.K. lockdown is extended for a significant period of time, or if additional lockdowns, other travel and business restrictions or additional restrictions are imposed in the Company’s other markets, the adverse impact on the Company’s business, results of operations and cash flows could be material. The associated risks are further described in Part II, “Item 1A. Risk Factors” of this Form 10-Q and the potential impacts could also exacerbate the risks identified in the risk factors listed in Part I, “Item 1A. Risk Factors” from the Company’s annual report on Form 10-K for the year ended December 31, 2019.
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
During the three months ended June 30, 2020, the Company recorded an out-of-period adjustment of $10.6 million resulting in an increase to Selling, general and administrative expenses and Additional paid-in capital to correct stock-based compensation for awards granted in prior years to retirement eligible employees not recognized timely due to the incorrect treatment of a non-substantive service condition. The impact to the three months ended June 30, 2020 was a decrease to net income of $9.7 million resulting in a decrease to diluted earnings per common share of $0.53. The effect of this adjustment on any previously reported period was not material based on a quantitative and qualitative evaluation.
Certain prior-period amounts have been reclassified to conform to current-period presentation. Specifically, the long-term liabilities associated with the Company’s interest rate swaps have been reclassified from the caption Other long-term liabilities to the caption Long-term interest rate swap liabilities in the Condensed Consolidated Balance Sheets. This reclassification had no effect on any subtotal in the Condensed Consolidated Balance Sheets. Additionally, repayments and borrowings on the Company’s real estate related and other debt have been combined within the captions Repayments on other debt and Borrowings on other debt, respectively, in the Condensed Consolidated Statements of Cash Flows. Finally, proceeds from purchases under the Company’s employee stock purchase plan and the tax withholdings related to stock-based awards have been separated within the captions Proceeds from employee stock purchase plan and Payments of tax withholding for stock-based awards, respectively, in the Condensed Consolidated Statements of Cash Flows. The aforementioned reclassifications within the Condensed Consolidated Statements of Cash Flows had no effect on any subtotal in the statements.
Certain amounts in the Condensed Consolidated Financial Statements and the accompanying notes may not compute due to rounding. All computations have been calculated using unrounded amounts for all periods presented. These Condensed Consolidated Financial Statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly state, in all material respects, the Company’s financial position and results of operations for the periods presented.
Use of Estimates
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Management analyzes the Company’s estimates based on historical experience and other assumptions that are believed to be reasonable under the circumstances, however actual results could differ materially from such estimates. Significant estimates made in the accompanying Condensed Consolidated Financial Statements include, but are not limited to, inventory valuation adjustments, reserves for future chargebacks on finance, insurance and vehicle service contract fees, self-insured property and casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangible franchise rights and reserves for potential litigation. Additionally, while the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated, the Company has made accounting estimates based on the facts and circumstances available as of the reporting date.
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for companies that have contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The optional expedients and exceptions apply during the transition period and are intended to ease the financial reporting burdens mainly related to contract modification accounting, hedge accounting and lease accounting. The transition period is effective as of March 12, 2020 and will apply through December 31, 2022. LIBOR is used as an interest rate “benchmark” in the majority of the Company’s floorplan notes payable, as well as its mortgages, other debt and lease contracts. Additionally, the Company’s derivative instruments are benchmarked to LIBOR. The Company will apply the relief described as its arrangements are modified and does not expect the adoption will have an impact on the Company’s consolidated financial statements due to the relief provided.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

Impairments
The Company evaluates its intangible assets, consisting entirely of indefinite-lived franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate possible impairment. During the three months ended June 30, 2020, the Company recorded goodwill impairment charges of $10.7 million within the Brazil reporting unit and franchise rights impairment charges of $11.1 million within the U.K segment and $0.1 million within the Brazil segment. Refer to Note 8 “Intangibles” for additional discussion of the Company’s interim impairment assessment.
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
The impairment charges were recognized within Asset impairments in the Company’s Condensed Consolidated Statements of Operations. No impairment charges were recorded during the three months ended September 30, 2020.
2. REVENUES
The following tables present the Company’s revenues disaggregated by revenue source and geographical segments (in millions):

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
REVENUES:
New vehicle retail sales	$1,172.2	$376.6	$31.9	$1,580.7	$3,076.3	$800.1	$109.1	$3,985.5
Used vehicle retail sales	608.2	248.1	10.9	867.2	1,719.4	529.7	38.3	2,287.4
Used vehicle wholesale sales	44.8	39.5	2.4	86.7	122.1	90.6	9.2	221.9
Total new and used vehicle sales	1,825.2	664.2	45.2	2,534.6	4,917.8	1,420.4	156.6	6,494.8
Parts and service sales (1)	306.4	61.3	8.0	375.6	865.2	139.5	23.4	1,028.2
Finance, insurance and other, net (2)	113.0	15.4	1.1	129.5	300.2	35.1	3.4	338.7
Total revenues	$2,244.6	$740.8	$54.3	$3,039.6	$6,083.3	$1,595.0	$183.4	$7,861.7

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
REVENUES:
New vehicle retail sales	$1,291.8	$290.7	$69.9	$1,652.3	$3,512.3	$911.5	$208.4	$4,632.2
Used vehicle retail sales	657.7	189.3	22.8	869.7	1,877.5	586.8	63.4	2,527.8
Used vehicle wholesale sales	45.8	35.0	4.4	85.2	132.9	127.1	13.3	273.4
Total new and used vehicle sales	1,995.3	515.0	97.1	2,607.3	5,522.8	1,625.5	285.1	7,433.4
Parts and service sales (1)	314.9	56.6	12.0	383.5	922.1	172.5	36.1	1,130.8
Finance, insurance and other, net (2)	112.7	13.0	1.9	127.5	319.4	43.2	5.6	368.2
Total revenues	$2,422.8	$584.6	$110.9	$3,118.3	$6,764.3	$1,841.2	$326.9	$8,932.4

(1) The Company has applied the optional exemption not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year. Revenues from these contracts are recognized upon completion of the services, which occurs over time.
(2) Includes variable consideration recognized of $7.6 million and $2.6 million during the three months ended September 30, 2020 and 2019, respectively, and $16.9 million and $14.8 million during the nine months ended September 30, 2020 and 2019, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. See Note 7 “Receivables and Contract Assets, Net” for additional information on the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company accounts for business combinations under the acquisition method of accounting, under which the Company allocates the purchase price to the assets and liabilities assumed based on an estimate of fair value.
During the nine months ended September 30, 2020, the Company acquired a collision center in the U.S., which was integrated into an existing dealership.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

During the nine months ended September 30, 2019, the Company acquired two dealerships representing four franchises in the U.S. and four dealerships representing five franchises in the U.K. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, totaled $97.0 million. The Company also opened one dealership representing one franchise in the U.S. and one dealership representing one franchise in the U.K.
Dispositions
During the nine months ended September 30, 2020, the Company did not dispose of any businesses.
During the nine months ended September 30, 2019, the Company disposed of four dealerships representing seven franchises and terminated two franchises in the U.S., disposed of three dealerships representing four franchises in the U.K and disposed of one dealership representing one franchise in Brazil. The Company recorded a net pre-tax gain totaling $5.0 million related to these dispositions.
The Company’s dispositions generally consist of dealership assets and related real estate. Gains and losses on dispositions are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
4. SEGMENT INFORMATION
As of September 30, 2020, the Company had three reportable segments: the U.S., the U.K. and Brazil. The U.S. and Brazil segments are led by the President, U.S. and Brazilian Operations, and the U.K. segment is led by an Operations Director, each reporting directly to the Company's Chief Executive Officer, who is the Chief Operating Decision Maker. The President, U.S. and Brazilian Operations, and the U.K. Operations Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. The vast majority of the Company’s corporate activities are associated with the operations of the U.S. segment and therefore the corporate financial results are included within the U.S. segment.
Reportable segment revenues and income (loss) before income taxes were as follows for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
Total revenues	$2,244.6	$740.8	$54.3	$3,039.6	$6,083.3	$1,595.0	$183.4	$7,861.7
Income (loss) before income taxes (1)	$132.9	$27.1	$1.0	$161.0	$249.8	$4.7	$(12.4)	$242.2

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
Total revenues	$2,422.8	$584.6	$110.9	$3,118.3	$6,764.3	$1,841.2	$326.9	$8,932.4
Income (loss) before income taxes (2)	$54.6	$(7.4)	$1.8	$49.0	$164.8	$(2.7)	$2.3	$164.4

(1) For the three months ended September 30, 2020, income (loss) before income taxes includes a $3.3 million loss on debt extinguishment in the U.S. segment. For the nine months ended September 30, 2020, income (loss) before income taxes includes the following: in the U.S. segment, $13.7 million loss on debt extinguishment and $10.6 million in stock-based compensation expense related to an out-of-period adjustment; in the U.K. segment, $12.8 million in asset impairments and $1.2 million in severance expense; and in the Brazil segment, $11.1 million in asset impairments and $0.9 million in severance expense.
(2) For the three months ended September 30, 2019, income (loss) before income taxes includes the following: in the U.S. segment, $11.9 million in expenses related to flood damage from Tropical Storm Imelda in Texas, $3.2 million in asset impairments and $0.8 million net loss on disposition of real estate and dealership transactions; and in the U.K. segment, $7.0 million in asset impairment charges and $0.5 million net loss on disposition of real estate and dealership transactions. For the nine months ended September 30, 2019, income (loss) before income taxes includes the following: in the U.S. segment, $17.8 million in expenses related to flood damage from Tropical Storm Imelda and hail storm damages primarily in Texas, $4.4 million net gain on disposition of real estate and dealership transactions, $3.2 million in asset impairments and $1.8 million net loss on legal matters; in the U.K. segment, $7.0 million in asset impairments and $0.5 million net loss on disposition of real estate and dealership transactions; and in the Brazil segment, $0.5 million in asset impairments, $0.2 million net gain on disposition of real estate and dealership transactions and $0.2 million net loss on legal matters.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

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
The following table sets forth the calculation of EPS for the three and nine months ended September 30, 2020 and 2019 (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average basic common shares outstanding	17,776,888	17,961,555	17,770,619	17,889,572
Dilutive effect of stock-based awards and employee stock purchases	58,661	17,145	47,919	17,978
Weighted average dilutive common shares	17,835,549	17,978,700	17,818,538	17,907,550
Basic:
Net income (loss)	$126.4	$38.0	$186.4	$125.9
Less: Earnings (loss) allocated to participating securities	4.6	1.4	6.7	4.7
Net income (loss) available to basic common shares	$121.9	$36.7	$179.7	$121.2
Basic earnings (loss) per common share	$6.86	$2.04	$10.11	$6.78
Diluted:
Net income (loss)	$126.4	$38.0	$186.4	$125.9
Less: Earnings (loss) allocated to participating securities	4.5	1.4	6.7	4.7
Net income (loss) available to diluted common shares	$121.9	$36.7	$179.7	$121.2
Diluted earnings (loss) per common share	$6.83	$2.04	$10.08	$6.77

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
Cash and Cash Equivalents, Contracts-In-Transit and Vehicle Receivables, Accounts and Notes Receivables, Accounts Payable, Variable Rate Long-Term Debt and Floorplan Notes Payable
The fair values of these financial instruments approximate their carrying values due to the short-term nature of the instruments and/or the existence of variable interest rates.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

Demand Notes
The Company periodically invests in demand notes with a manufacturer-affiliated finance company that bear interest at a variable rate determined by the manufacturer and represent unsecured, unsubordinated and unguaranteed debt obligations of the manufacturer. The instruments are redeemable on demand by the Company and therefore the Company has classified these instruments as Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2020, the carrying value of these instruments was $30.2 million. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices, that are observable or that can be corroborated by observable data by correlation. Accordingly, the Company has classified these instruments within Level 2 of the hierarchy framework.
Fixed Rate Long-Term Debt
The Company’s fixed rate long-term debt primarily consists of amounts outstanding under its senior unsecured notes and certain mortgage facilities. See Note 9 “Debt” for further discussion of the Company’s long-term debt arrangements. On August 17, 2020, the Company issued $550.0 million in aggregate principal of 4.00% Senior Notes due August 2028 (“4.00% Senior Notes”). Refer to Note 9 “Debt” for further discussion of the issuance. The Company estimates the fair value of its 4.00% Senior Notes using quoted prices for the identical liability (Level 1) and estimates the fair value of its fixed-rate mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments (Level 2).
 The carrying value and fair value of the Company’s 4.00% Senior Notes and fixed rate mortgages were as follows (in millions):

	September 30, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$550.0	$539.6	$—	$—
Real estate related	88.1	80.4	40.7	41.1
Total	$638.1	$620.0	$40.7	$41.1

(1) Carrying value excludes unamortized debt issuance costs.
On April 2, 2020, the Company fully redeemed $300.0 million in aggregate principal amount of its outstanding 5.25% Senior Notes due June 2023. Refer to Note 9 “Debt” for further discussion of the redemption.
On September 2, 2020, the Company fully redeemed $550.0 million in aggregate principal amount of its outstanding 5.00% Senior Notes due June 2022. Refer to Note 9 “Debt” for further discussion of the redemption.
Derivative Financial Instruments
The Company holds interest rate swaps to hedge against variability of interest payments indexed to LIBOR. The interest rate swaps are designated as cash flow hedges and the related gains or losses are deferred in stockholders’ equity as a component of Accumulated other comprehensive income (loss). The deferred gains or losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of the positions are recognized as Floorplan interest expense or Other interest expense, net, in the Company’s Condensed Consolidated Statements of Operations. The Company had no gains or losses related to ineffectiveness recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019.
As of September 30, 2020, the Company held 39 interest rate swaps in effect with a total notional value of $929.4 million that fixed its underlying one-month LIBOR at a weighted average rate of 1.69%. The Company also held 12 additional interest rate swaps with forward start dates beginning December 2020 that had an aggregate notional value of $700.0 million and a weighted average interest rate of 1.47% as of September 30, 2020. The maturity dates of the Company’s interest rate swaps range between December 2020 and December 2031.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

Assets and liabilities associated with the Company’s interest rate swaps as reflected in the Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2020	December 31, 2019
Assets:
Other long-term assets	$—	$1.9
Total assets	$—	$1.9
Liabilities:
Accrued expenses and other current liabilities	$1.8	$2.8
Long-term interest rate swap liabilities	49.4	4.4
Total liabilities	$51.2	$7.2

The following tables present the impact of the Company’s interest rate swaps (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	2020	2019
Interest rate swaps	$(40.4)	$(19.2)

	Amount of Income (Loss) Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Location of Income (Loss) Reclassified from Other Comprehensive Income (Loss) into Statements of Operations	Nine Months Ended September 30,
	2020	2019
Floorplan interest expense	$(5.3)	$0.4
Other interest expense, net	$(1.8)	$0.3

The net amount of loss expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $1.8 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

7. RECEIVABLES AND CONTRACT ASSETS, NET
The Company’s financial assets measured at amortized cost and the associated allowance for doubtful accounts consisted of the following (in millions):

	September 30, 2020	December 31, 2019
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$142.5	$169.9
Vehicle receivables	76.7	84.3
Total contracts-in-transit and vehicle receivables	219.2	254.1
Less: allowance for doubtful accounts (1)	0.3	0.3
Total contracts-in-transit and vehicle receivables, net	$218.9	$253.8

Accounts and notes receivables, net:
Manufacturer receivables	$108.5	$123.9
Parts and service receivables	51.9	57.0
F&I receivables	24.9	28.3
Other	11.8	18.7
Total accounts and notes receivables	197.1	227.9
Less: allowance for doubtful accounts (1)	3.6	2.8
Total accounts and notes receivables, net	$193.5	$225.1

Within Other current assets and Other long-term assets:
Total contract assets, net (1), (2)	$29.7	$21.6

(1) The allowance for doubtful accounts as of September 30, 2020 is calculated under the current expected credit loss (“CECL”) model described below, which was introduced under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), that became effective for the Company on January 1, 2020. The adoption of ASC 326 did not materially change the calculation of the allowance for doubtful accounts.
(2) No allowance for doubtful accounts was recorded for Contract assets, net as of September 30, 2020 or December 31, 2019. No past due balances existed as of either date, and there were no expected credit losses as of September 30, 2020.
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
The Company recorded an adjustment of approximately $0.4 million for expected credit losses as of September 30, 2020 as a result of adverse economic conditions arising from the COVID-19 pandemic impacting certain customers in the U.S. and U.K. The adjustment primarily impacted receivables that were not past due and thus were not subject to estimated credit losses under the aging method.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

8. INTANGIBLES
The Company evaluates its intangible assets, consisting entirely of goodwill and indefinite-lived franchise rights, for impairment annually, or more frequently if events or circumstances indicate possible impairment.
As described in Note 1 “Interim Financial Information,” since emerging in December 2019, the COVID-19 pandemic has spread globally, including to all of the Company’s markets in the U.S., U.K. and Brazil. While the U.S. and U.K. began to show signs of recovery in the second quarter of 2020, the Company’s showrooms in Brazil did not fully reopen until May 2020 and then operated at reduced hours. Despite operations resuming in Brazil, the impact of the virus continued to worsen in the second quarter and had not yet reached its peak in some of the Company’s Brazilian markets in the second quarter. The slower than expected recovery from the COVID-19 pandemic in Brazil during the second quarter of 2020 constituted a triggering event indicating that goodwill may be impaired. Therefore the Company performed a quantitative goodwill impairment test for the Brazil reporting unit as of June 30, 2020 and as a result, the Company recorded a goodwill impairment charge of $10.7 million within the Brazil reporting unit. No impairment charges were recorded to goodwill during the three months ended September 30, 2020.
The following is a roll-forward of the Company’s goodwill accounts by reporting unit (in millions):

	Goodwill
	U.S.	U.K.	Brazil	Total
Balance, December 31, 2019 (1)	$902.3	$92.1	$13.9	$1,008.3
Additions and adjustments	1.3	—	—	1.3
Disposals	—	—	—	—
Impairments	—	—	(10.7)	(10.7)
Currency translation	—	(2.2)	(3.1)	(5.3)
Balance, September 30, 2020	$903.6	$89.9	$—	$993.5
(1) Net of accumulated impairments of $97.8 million, comprised of $40.6 million in the U.S. reporting unit and $57.2 million in the Brazil reporting unit.
The impact of the COVID-19 pandemic on the economy and unemployment during the second quarter of 2020 adversely impacted the Company’s operating results in the U.S., U.K. and Brazil, as well as the Company’s long-term outlook projections compared to the projections in first quarter of 2020. As a result, it was concluded that it was more-likely-than-not that the intangible franchise rights of some dealerships were impaired, requiring a quantitative test as of June 30, 2020. As a result of the quantitative impairment test, the Company determined that the fair value of the franchise rights on six U.K. dealerships and one Brazil dealership were below their respective carrying values. This resulted in franchise rights impairment charges of $11.1 million in the U.K. segment and $0.1 million in the Brazil segment. There was no remaining intangible franchise rights balance in the Brazil segment following the impairment charges recorded in the second quarter of 2020. No impairment charges were recorded to intangible franchise rights during the three months ended September 30, 2020, reflecting the improving business results in the U.S. and U.K. regions.
In estimating the fair value required for the goodwill and intangible franchise rights impairment tests, the Company used a discounted cash flow model, or income approach, specifically the excess earnings method. Significant inputs to the model included changes in revenue growth rates, future gross margins, future SG&A expenses, terminal growth rates and the WACC, which were unobservable inputs, or Level 3 in the fair value hierarchy. The impairment charges were recognized within Asset impairments in the Company's Condensed Consolidated Statements of Operations.
Despite the Company’s improved results in the third quarter of 2020, COVID-19 cases in certain markets in the U.S., and more pervasively throughout the U.K., have continued to rise in the fourth quarter of 2020. On October 31, 2020, the U.K. government announced a national lockdown of non-essential businesses, which includes the Company’s dealership vehicle showrooms, beginning November 5, 2020 through December 2, 2020, at which time the government will determine whether the lockdown restrictions are extended. The Company’s dealership service operations will remain open, however this mandate will adversely impact the Company’s U.K. vehicle sales in the fourth quarter. Due to the temporary nature of the U.K. lockdown in the fourth quarter, no impairment indicators of goodwill or intangible franchise rights were identified subsequent to September 30, 2020 through the date of issuance of this Form 10-Q. However if the COVID-19 pandemic and any lockdowns or other restrictions to contain the pandemic continue long-term, the Company may be required to record additional impairment charges in the future.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

9. DEBT
Long-term debt consisted of the following (in millions):

	September 30, 2020	December 31, 2019
4.00% Senior Notes due August 15, 2028	$550.0	$—
5.00% Senior Notes redeemed September 2, 2020	—	550.0
5.25% Senior Notes redeemed April 2, 2020	—	300.0
Acquisition Line	57.9	72.5
Other Debt:
Real estate related	628.1	453.3
Finance leases	123.1	83.0
Other	25.7	42.8
Total other debt	776.9	579.1
Total debt	1,384.9	1,501.7
Less: unamortized discount	—	(5.6)
Less: unamortized debt issuance costs	(11.2)	(4.8)
Less: current maturities	(65.8)	(59.1)
Total long-term debt	$1,307.8	$1,432.1

Acquisition Line
The proceeds of the Acquisition Line are used for working capital, general corporate and acquisition purposes. As of September 30, 2020, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as described in Note 10, “Floorplan Notes Payable”), totaled $57.9 million. The average interest rate on this facility was 1.30% during the three months ended September 30, 2020.
Real Estate Related
The Company has mortgage loans in the U.S., U.K. and Brazil that are paid in monthly installments. As of September 30, 2020, borrowings outstanding under these facilities totaled $628.1 million, gross of debt issuance costs, comprised of $526.6 million in the U.S., $90.2 million in the U.K. and $11.3 million in Brazil.
4.00% Senior Notes Issuance
On August 17, 2020, the Company issued the following notes, at par:

Description	Principal Amount (in millions)	Maturity Date	Effective Interest Rate (1)	Interest Payment Dates
4.00% Senior Notes	$550.0	August 15, 2028	4.21%	February 15th, August 15th
(1) The effective interest rate is after the impact of associated debt issuance costs
The Company, at its option, may redeem some or all of the notes at the redemption prices (expressed as percentages of principal amount of the notes) set forth below, plus accrued and unpaid interest.

Redemption Period	Redemption Price
August 15, 2023	102.000%
August 15, 2024	101.333%
August 15, 2025	100.667%
August 15, 2026 and thereafter	100.000%

The 4.00% Senior Notes are unsecured obligations and rank equal in right of payment to all of the Company’s existing and future senior unsecured debt and senior in right of payment to all of the Company’s future subordinated debt. The 4.00% Senior Notes are guaranteed by substantially all of the Company’s U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company’s U.S. subsidiary guarantor’s existing and future senior unsecured debt.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

The Company may be required to purchase the 4.00% Senior Notes if it sells certain assets or triggers the change in control provisions defined in the senior notes indenture. The 4.00% Senior Notes contain customary restrictions on the Company, including the ability to pay dividends, incur additional indebtedness, create liens, sell or otherwise dispose of assets and repurchase shares of outstanding common stock. Such restrictions are similar to those contained in the Company's 5.25% and 5.00% Senior Notes that were redeemed in the current year, as described further below.
5.00% Senior Notes Redemption
On September 2, 2020, the Company fully redeemed $550.0 million in aggregate principal amount of its outstanding 5.00% Senior Notes due June 2022, at par value. The Company recognized a loss on extinguishment of $3.3 million which included write offs of unamortized discount in the amount of $2.6 million and unamortized debt issuance costs in the amount of $0.7 million. Additionally, the Company paid accrued interest of $6.9 million up to the date of redemption.
5.25% Senior Notes Redemption
On April 2, 2020, the Company fully redeemed $300.0 million in aggregate principal amount of its outstanding 5.25% Senior Notes due June 2023, at a premium of 102.625%. The total redemption price, consisting of the principal amount of the notes redeemed plus associated premium, amounted to $307.9 million. The Company recognized a loss on extinguishment of $10.4 million which included write offs of unamortized discount in the amount of $1.9 million and unamortized debt issuance costs in the amount of $0.6 million. Additionally, the Company paid accrued interest of $4.6 million up to the date of redemption.
10. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	September 30, 2020	December 31, 2019
Revolving credit facility — floorplan notes payable	$840.4	$1,206.0
Revolving credit facility — floorplan notes payable offset account	(108.2)	(106.8)
Revolving credit facility — floorplan notes payable, net	732.2	1,099.1
Other non-manufacturer facilities	39.0	45.3
Floorplan notes payable — credit facility and other, net	$771.3	$1,144.4

FMCC facility	$133.2	$208.5
FMCC facility offset account	(18.5)	(4.1)
FMCC facility, net	114.7	204.5
Other manufacturer affiliate facilities	200.1	255.4
Floorplan notes payable — manufacturer affiliates, net	$314.8	$459.9

Floorplan Notes Payable - Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $1.75 billion revolving syndicated credit arrangement with 22 participating financial institutions that matures on June 27, 2024 (“Revolving Credit Facility”). The Revolving Credit Facility consists of two tranches: (i) a $1.70 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable - credit facility and other, net; and (ii) a $349.0 million maximum capacity and $50.0 million minimum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt - see Note 9 “Debt” for additional discussion. The capacity under these two tranches can be re-designated within the overall $1.75 billion commitment, subject to the aforementioned limits. The Acquisition Line includes a $100 million sub-limit for letters of credit. As of September 30, 2020 and December 31, 2019, the Company had $17.8 million and $23.6 million, respectively, in outstanding letters of credit.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

The Floorplan Line bears interest at rates equal to LIBOR plus 110 basis points for new vehicle inventory and LIBOR plus 140 basis points for used vehicle inventory. The weighted average interest rate on the Floorplan Line was 1.22% as of September 30, 2020, excluding the impact of the Company’s interest rate derivative instruments. The Acquisition Line bears interest at LIBOR or a LIBOR equivalent plus 100 to 200 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in U.S. dollars, Euros or British pound sterling. The Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company has $3.9 million of related unamortized debt issuance costs as of September 30, 2020, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the Floorplan Line and FMCC Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
Floorplan Notes Payable - Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. This facility bears interest at the higher of the actual U.S. Prime rate or a Prime floor of 4.00%, plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.50% before considering the applicable incentives as of September 30, 2020.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S., U.K. and Brazil with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of September 30, 2020, borrowings outstanding under these facilities totaled $200.1 million, comprised of $91.5 million in the U.S., with annual interest rates ranging from less than 1% to approximately 6%, $102.2 million in the U.K., with annual interest rates ranging from approximately 1% to 4%, and $6.4 million in Brazil, with annual interest rates ranging from approximately 2% to 10%.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

11. CASH FLOW INFORMATION
Cash, Cash Equivalents and Restricted Cash
The cash flows presented within the Company’s Condensed Consolidated Statements of Cash Flows reflect cash and cash equivalents of $66.2 million as of September 30, 2020, and cash and cash equivalents of $23.8 million and restricted cash of $4.3 million included in Other long-term assets as of December 31, 2019.
Non-cash Activities
The accrual for capital expenditures decreased $1.0 million and $3.6 million for the nine months ended September 30, 2020 and 2019, respectively.
The following table presents ROU assets obtained in exchange for lease obligations (in millions):

	Nine Months Ended September 30,
	2020	2019
ROU assets obtained in exchange for lease obligations:
Operating leases, initial recognition	$3.4	$18.2
Operating leases, modifications and remeasurements	$10.0	$(9.5)
Finance leases, initial recognition	$13.8	$14.0
Finance leases, modifications and remeasurements	$31.8	$8.2

Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate derivatives, was $77.7 million and $83.1 million for the nine months ended September 30, 2020 and 2019, respectively. Cash paid for income taxes, net of refunds, was $26.2 million and $34.8 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Legal Proceedings
As of September 30, 2020, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows, including class action lawsuits. However, the results of current or future matters cannot be predicted with certainty and an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Matters
From time to time, the Company sells its dealerships to third parties. In those instances where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $29.7 million as of September 30, 2020. In certain instances, the Company obtains collateral support for the rental obligations that the Company remains obligated for upon sale of a dealership to a lessee. Total associated letters of credit issued on behalf of the lessee where the Company is the beneficiary was $5.7 million as of September 30, 2020.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)– (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of Accumulated other comprehensive income (loss) were as follows (in millions):

	Nine Months Ended September 30, 2020
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2019	$(142.9)	$(4.1)	$(147.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(24.4)	(51.3)	(75.6)
Tax effect	—	10.9	10.9
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	5.3	5.3
Other interest expense, net (pre-tax)	—	1.7	1.7
Realized (gain) loss on interest rate swap termination (pre-tax)	—	0.1	0.1
Provision (benefit) for income taxes	—	(1.7)	(1.7)
Net current period other comprehensive income (loss)	(24.4)	(35.0)	(59.3)
Balance, September 30, 2020	$(167.2)	$(39.1)	$(206.3)

	Nine Months Ended September 30, 2019
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2018	$(146.7)	$8.9	$(137.8)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(12.0)	(25.2)	(37.1)
Tax effect	—	6.0	6.0
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(0.4)	(0.4)
Other interest expense (pre-tax)	—	(0.4)	(0.4)
Realized (gain) loss on interest rate swap termination (pre-tax)	—	0.1	0.1
Provision (benefit) for income taxes	—	0.2	0.2
Net current period other comprehensive income (loss)	(12.0)	(19.7)	(31.7)
Balance, September 30, 2019	$(158.7)	$(10.8)	$(169.5)

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
•our ability to accomplish and sustain SG&A expense decreases;
•operating cash flows and availability of capital;
•the completion of future acquisitions and divestitures;
•the future revenues of acquired dealerships;
•future stock repurchases, refinancing of debt and dividends;
•future capital expenditures;
•changes in sales volumes and availability of credit for customer financing in new and used vehicles and sales volumes in the parts and service markets;
•business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume and pricing, customer demand, interest rates and changes in industry-wide inventory levels;
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
•our existing and/or new dealership operations may not perform at our or manufacturer expected levels or achieve expected improvements;
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
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and other insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are aligned into three regions, which comprise our reportable segments: (1) U.S., (2) U.K. and (3) Brazil. The U.S. and Brazil segments are led by the President, U.S. and Brazilian Operations, and the U.K. segment is led by an Operations Director, each reporting directly to our Chief Executive Officer. The President, U.S. and Brazilian Operations, and the U.K. Operations Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management. The U.S. segment includes the activities of our corporate office.
As of September 30, 2020, our retail network consisted of 119 dealerships in the U.S., 50 dealerships in the U.K. and 17 dealerships in Brazil. Our operations are primarily located in major metropolitan areas in 15 states in the U.S., 33 towns in the U.K. and three states in Brazil.
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
Digital Initiatives to Enhance the Customer Experience
Our digital initiatives focus on ensuring that we can do business with our customers where and when they want to do business. Our online new and used vehicle retail platform, AcceleRide®, which was deployed to all of our U.S. dealerships in 2019, allows a customer to complete a vehicle transaction entirely online or start the sales process online and complete the transaction at one of our dealerships. In addition, our parts and service digital efforts focus on our online customer scheduling appointment system. We have seen continued growth in the percentage of appointments scheduled online over the past few years as we have continued to enhance this tool. These digital platforms were instrumental in allowing us to connect with and service our customers during the restricted social distancing environment as a result of the COVID-19 pandemic. During the third quarter of 2020, AcceleRide® sales were up 73.1% from a year ago.
Used Vehicle Retail Growth

•
Gross profit from the sale of used vehicles depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices. Our new vehicle operations generally provide our used vehicle operations with a large supply of high-quality trade-ins and off-lease vehicles, which are our best source of used vehicle inventory. Our dealerships also purchase used vehicle inventory directly from customers and supplement their used vehicle inventory with purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers.

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

Parts and Service Growth
We remain focused on sustained growth in our higher margin parts and service operations which continue to hinge on the retention and hiring of skilled service technicians and advisors. Our four-day work week implemented in 2019 has allowed us to extend our hours of operations and increase service technician and advisor retention, thereby expanding our service capacity without investing additional capital in facilities. We seek to increase the retention of our customers through more convenient service hours, training of our service advisors, selling service contracts with vehicles sales and customer relationship management software that allows us to provide target marketing to our customers. The increasing complexity of vehicles, especially in the area of electronics and technological advancements, is making it difficult for independent repair shops to retain the expertise and technology to work on these vehicles and provides us the opportunity to increase our market share.

Cost Management
We continue our efforts to fully leverage our scale and cost structure. As our business evolves, we will manage our costs carefully and look for additional opportunities to improve our processes and disseminate best practices. We believe that our management structure supports rapid decision making and facilitates an efficient and effective roll-out of new processes. Additionally, see “COVID-19 Pandemic” section below for specific cost-cutting measures in response to the COVID-19 pandemic.
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
U.S.
Virtually all of our U.S. dealerships are located in markets that operated in some form of restricted social distancing environments in accordance with applicable state and local orders during most of March 2020 and April 2020. As the market shutdowns began, March 2020 U.S. sales dropped sharply from February 2020, with new and used retail unit sales dropping approximately 50% and service repair orders also declining by approximately 50% for the last two weeks of March 2020 compared to the last two weeks of March 2019 and the first two weeks of April 2020 compared to the first two weeks of April 2019. In early May 2020, as restricted social distancing environment policies began to be partially lifted, our used vehicle business returned to near normal levels and our new vehicle sales pace started improving. Our new vehicle sales pace has improved during the third quarter, however the recovery of new vehicle unit sales was limited as a result of low inventory levels due to reduced OEM production rates. Thus far, we have been able to offset the volume declines with higher gross margins in new and used vehicles and higher F&I per retail unit. As a result, our margin improvement outweighed our volume declines. Beginning in mid-April 2020, we saw continued improvement in our parts and service business as well and we are near prior year levels at the end of the third quarter. Our online selling platform AcceleRide® and our online service scheduling platforms continue to show increased utilization rates as we remain in a restricted social distancing environment and such higher utilization rates are expected to continue after the pandemic.

U.K.
U.K. vehicle sales levels were well above prior year levels in most of our brands through February 2020. March, which is a plate change month, is one of the largest selling months of the year with many vehicles delivered from orders placed in January 2020 and February 2020. Due to the closure of our facilities and various business restrictions put in place as a result of a shut-down order from the government, we were not able to deliver approximately 35% of our vehicles at the end of March 2020 that we had contracted to sell prior to the shut-down restrictions. We closed all of our U.K. dealerships from late March 2020 through May 18, 2020 for service, with the exception of emergency vehicle repairs. Our vehicle showrooms were closed for more than two months and did not reopen until June 1, 2020. Operations in the U.K. significantly improved in June 2020 and continued to improve throughout the third quarter. As vehicle sales and service operations reopened, our revenues and margins in all departments increased versus prior year levels. As a result, the U.K. operations made a significant contribution to our quarterly financial results for the third quarter of 2020. While new vehicle volumes have rebounded, our new vehicle inventory is still well below normal levels due to reduced OEM production rates. On October 31, 2020, the U.K. government announced a national lockdown of non-essential businesses, which includes our dealership vehicle showrooms, beginning November 5, 2020 through December 2, 2020, at which time the government will determine whether the lockdown restrictions will be extended. Our dealership service operations will remain open, however this mandate will adversely impact our U.K. vehicle sales in the fourth quarter. See Part II, “Item 1A. Risk Factors” of this Form 10-Q for further discussion of the potential risks if the lockdown is extended.
Brazil
Effective March 20, 2020, all of our dealerships were required to close. Despite restrictions being lifted and businesses reopening in Brazil during the second quarter, the recovery has been limited as the impacts of COVID-19 are still impacting operations significantly.
Cost-Cutting Actions
In all regions we have taken aggressive actions to reduce costs and preserve liquidity, with approximately 8,000 employees furloughed or terminated in early April 2020. As sales have improved in the U.S. and U.K., we have been able to return some of the furloughed employees to a point where our U.S. and U.K. headcounts are approximately 75% of our pre-COVID levels. Along with this, we modified our employee productivity targets in our U.S. and U.K. operations. In addition, other measures were implemented significantly reducing costs in all three regions including reductions of as much as 50% in management compensation, 100% of Board of Directors’ cash compensation, over 75% reduction in advertising expense and cuts across all other cost categories. Additionally, as announced in April 2020, we suspended our dividend and canceled our share repurchase program, as well as implemented capital expenditure deferrals. By the end of the third quarter as market conditions improved, we restored many of these cost reductions and on October 6, 2020 announced a $200 million share repurchase program. As discussed in “Liquidity and Capital Resources,” we have sufficient liquidity currently and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with debt covenants.
The demand outlook remains uncertain and the long-term impact of the COVID-19 pandemic is difficult to predict, especially with the recently announced lockdown in the U.K. and rising cases in some of our markets. However, we expect our used vehicle and service operations in the fourth quarter to return to near prior year levels. Reduced new vehicle inventory levels in the U.S. and U.K. will likely persist in the fourth quarter and will limit the recovery in new vehicle unit sales in the fourth quarter. However, we expect to continue the trend set in the third quarter of offsetting much or all of the decline in volume with improvements in gross margin. We will remain vigilant and are prepared to adjust our cost structure to adapt to the market conditions. While some of the cost reductions taken in the first and second quarters were reinstated in the third quarter as market conditions improved, we expect to be more cost efficient going forward compared to pre-pandemic levels. Any potential impact of the COVID-19 pandemic will depend on future developments and new information that may emerge regarding the severity and duration of the pandemic and the actions taken by authorities to contain it or address its impact, all of which are beyond our control.
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

Results of Operations
The “same store” amounts presented below include the results of dealerships and corporate headquarters for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. For example, for a dealership acquired on August 15, 2020, the results from this dealership will appear in our same store comparison beginning in 2021 for the period September 2021 through December 2021, when comparing to September 2020 through December 2020 results. If we disposed of a store on August 15, 2020, the results from this store would be excluded from same store results beginning in August 2020 as July 2020 was the last full month the dealership was owned by us. Same store results provide a measurement of our ability to grow revenues and profitability of our existing stores and also provide a metric for peer group comparisons. For these reasons, same store results allows management to manage and monitor the performance of the business and is also useful to investors. We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our underlying business and results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our current period reported results for entities reporting in currencies other than USD using comparative period exchange rates rather than the actual exchange rates in effect during the respective periods. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. Additionally, we caution investors not to place undue reliance on non-GAAP measures, but also to consider them with the most directly comparable U.S. GAAP measures. Our management also uses constant currency and adjusted cash flows from operating, investing and financing activities in conjunction with U.S. GAAP financial measures to assess our business, including communication with our Board of Directors, investors and industry analysts concerning financial performance. We disclose these non-GAAP measures, and the related reconciliations, because we believe investors use these metrics in evaluating longer-term period-over-period performance. These metrics also allow investors to better understand and evaluate the information used by management to assess operating performance.
Certain amounts in the financial statements may not compute due to rounding. All computations have been calculated using unrounded amounts for all periods presented.

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data - Consolidated
(In millions, except unit data)

	Three Months Ended September 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,580.7	$1,652.3	$(71.7)	(4.3)%	$4.6	(4.6)%
Used vehicle retail sales	867.2	869.7	(2.5)	(0.3)%	7.3	(1.1)%
Used vehicle wholesale sales	86.7	85.2	1.5	1.7%	0.8	0.7%
Total used	953.9	955.0	(1.1)	(0.1)%	8.1	(1.0)%
Parts and service sales	375.6	383.5	(7.9)	(2.1)%	(0.1)	(2.0)%
F&I, net	129.5	127.5	2.0	1.5%	0.3	1.3%
Total revenues	$3,039.6	$3,118.3	$(78.7)	(2.5)%	$12.9	(2.9)%
Gross profit:
New vehicle retail sales	$99.2	$75.4	$23.8	31.6%	$(0.2)	31.9%
Used vehicle retail sales	71.1	54.3	16.8	31.0%	0.5	30.2%
Used vehicle wholesale sales	5.9	0.3	5.6	1,745.3%	—	1,743.5%
Total used	77.0	54.6	22.5	41.2%	0.5	40.3%
Parts and service sales	206.2	208.1	(1.9)	(0.9)%	0.3	(1.1)%
F&I, net	129.5	127.5	2.0	1.5%	0.3	1.3%
Total gross profit	$512.0	$465.6	$46.3	10.0%	$0.8	9.8%
Gross margin:
New vehicle retail sales	6.3%	4.6%	1.7%
Used vehicle retail sales	8.2%	6.2%	2.0%
Used vehicle wholesale sales	6.9%	0.4%	6.5%
Total used	8.1%	5.7%	2.4%
Parts and service sales	54.9%	54.3%	0.6%
F&I, net	100.0%	100.0%	—%
Total gross margin	16.8%	14.9%	1.9%
Units sold:
Retail new vehicles sold	39,869	44,632	(4,763)	(10.7)%
Retail used vehicles sold	38,347	41,297	(2,950)	(7.1)%
Wholesale used vehicles sold	11,581	12,889	(1,308)	(10.1)%
Total used	49,928	54,186	(4,258)	(7.9)%
Average sales price per unit sold:
New vehicle retail	$39,647	$37,022	$2,625	7.1%	$115	6.8%
Used vehicle retail	$22,614	$21,060	$1,554	7.4%	$190	6.5%
Gross profit per unit sold:
New vehicle retail sales	$2,489	$1,689	$800	47.4%	$(5)	47.6%
Used vehicle retail sales	$1,854	$1,314	$540	41.1%	$12	40.2%
Used vehicle wholesale sales	$513	$25	$488	1,953.7%	$1	1,951.7%
Total used	$1,543	$1,007	$536	53.2%	$9	52.3%
F&I PRU	$1,655	$1,484	$171	11.5%	$4	11.3%
Other:
SG&A expenses	$305.8	$353.9	$(48.1)	(13.6)%	$—	(13.6)%
SG&A as % gross profit	59.7%	76.0%	(16.3)%
Floorplan expense:
Floorplan interest expense	$8.1	$15.3	$(7.2)	(47.1)%	$0.1	(47.5)%
Less: floorplan assistance (1)	12.7	13.3	(0.6)	(4.8)%	—	(4.8)%
Net floorplan expense	$(4.6)	$2.0	$(6.6)	(326.0)%	$0.1	(328.6)%
(1) Floorplan assistance is included within New vehicle retail sales Gross profit above and New vehicle retail sales Cost of sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data - Consolidated
(In millions, except unit data)

	Three Months Ended September 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,549.8	$1,644.4	$(94.6)	(5.8)%	$4.1	(6.0)%
Used vehicle retail sales	843.8	864.0	(20.3)	(2.3)%	6.9	(3.1)%
Used vehicle wholesale sales	84.5	84.2	0.3	0.4%	0.8	(0.5)%
Total used	928.3	948.2	(19.9)	(2.1)%	7.7	(2.9)%
Parts and service sales	367.3	377.0	(9.7)	(2.6)%	(0.3)	(2.5)%
F&I, net	127.8	127.0	0.8	0.6%	0.3	0.4%
Total revenues	$2,973.2	$3,096.7	$(123.5)	(4.0)%	$11.8	(4.4)%
Gross profit:
New vehicle retail sales	$96.9	$74.9	$22.0	29.4%	$(0.2)	29.7%
Used vehicle retail sales	69.3	54.0	15.3	28.3%	0.4	27.5%
Used vehicle wholesale sales	5.8	0.3	5.5	1,635.0%	—	1,634.2%
Total used	75.1	54.3	20.8	38.3%	0.4	37.5%
Parts and service sales	201.0	205.1	(4.0)	(2.0)%	0.2	(2.1)%
F&I, net	127.8	127.0	0.8	0.6%	0.3	0.4%
Total gross profit	$500.8	$461.3	$39.5	8.6%	$0.7	8.4%
Gross margin:
New vehicle retail sales	6.3%	4.6%	1.7%
Used vehicle retail sales	8.2%	6.2%	2.0%
Used vehicle wholesale sales	6.9%	0.4%	6.5%
Total used	8.1%	5.7%	2.4%
Parts and service sales	54.7%	54.4%	0.3%
F&I, net	100.0%	100.0%	—%
Total gross margin	16.8%	14.9%	1.9%
Units sold:
Retail new vehicles sold	39,152	44,389	(5,237)	(11.8)%
Retail used vehicles sold	37,486	40,990	(3,504)	(8.5)%
Wholesale used vehicles sold	11,312	12,751	(1,439)	(11.3)%
Total used	48,798	53,741	(4,943)	(9.2)%
Average sales price per unit sold:
New vehicle retail	$39,584	$37,046	$2,538	6.9%	$104	6.6%
Used vehicle retail	$22,509	$21,079	$1,430	6.8%	$185	5.9%
Gross profit per unit sold:
New vehicle retail sales	$2,475	$1,687	$788	46.7%	$(5)	47.0%
Used vehicle retail sales	$1,848	$1,317	$531	40.3%	$12	39.4%
Used vehicle wholesale sales	$516	$26	$490	1,855.7%	$—	1,854.8%
Total used	$1,539	$1,011	$528	52.3%	$9	51.4%
F&I PRU	$1,668	$1,488	$180	12.1%	$3	11.9%
Other:
SG&A expenses	$298.9	$348.6	$(49.7)	(14.3)%	$(0.1)	(14.2)%
SG&A as % gross profit	59.7%	75.6%	(15.9)%

Reported Operating Data - Consolidated
(In millions, except unit data)

	Nine Months Ended September 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$3,985.5	$4,632.2	$(646.7)	(14.0)%	$(28.3)	(13.4)%
Used vehicle retail sales	2,287.4	2,527.8	(240.4)	(9.5)%	(6.5)	(9.3)%
Used vehicle wholesale sales	221.9	273.4	(51.5)	(18.8)%	(2.2)	(18.0)%
Total used	2,509.3	2,801.2	(291.9)	(10.4)%	(8.7)	(10.1)%
Parts and service sales	1,028.2	1,130.8	(102.6)	(9.1)%	(5.8)	(8.6)%
F&I, net	338.7	368.2	(29.5)	(8.0)%	(0.9)	(7.8)%
Total revenues	$7,861.7	$8,932.4	$(1,070.7)	(12.0)%	$(43.7)	(11.5)%
Gross profit:
New vehicle retail sales	$225.8	$216.5	$9.3	4.3%	$(2.2)	5.3%
Used vehicle retail sales	159.5	155.4	4.2	2.7%	(0.4)	3.0%
Used vehicle wholesale sales	9.0	0.7	8.3	1,220.0%	(0.1)	1,238.3%
Total used	168.5	156.0	12.5	8.0%	(0.6)	8.3%
Parts and service sales	554.2	610.7	(56.4)	(9.2)%	(2.5)	(8.8)%
F&I, net	338.7	368.2	(29.5)	(8.0)%	(0.9)	(7.8)%
Total gross profit	$1,287.2	$1,351.4	$(64.1)	(4.7)%	$(6.0)	(4.3)%
Gross margin:
New vehicle retail sales	5.7%	4.7%	1.0%
Used vehicle retail sales	7.0%	6.1%	0.8%
Used vehicle wholesale sales	4.0%	0.2%	3.8%
Total used	6.7%	5.6%	1.1%
Parts and service sales	53.9%	54.0%	(0.1)%
F&I, net	100.0%	100.0%	—%
Total gross margin	16.4%	15.1%	1.2%
Units sold:
Retail new vehicles sold	101,701	125,599	(23,898)	(19.0)%
Retail used vehicles sold	105,665	119,878	(14,213)	(11.9)%
Wholesale used vehicles sold	30,970	38,962	(7,992)	(20.5)%
Total used	136,635	158,840	(22,205)	(14.0)%
Average sales price per unit sold:
New vehicle retail	$39,189	$36,881	$2,308	6.3%	$(278)	7.0%
Used vehicle retail	$21,648	$21,087	$562	2.7%	$(61)	3.0%
Gross profit per unit sold:
New vehicle retail sales	$2,220	$1,724	$497	28.8%	$(21)	30.1%
Used vehicle retail sales	$1,510	$1,296	$214	16.5%	$(4)	16.8%
Used vehicle wholesale sales	$290	$17	$272	1,560.6%	$(4)	1,583.7%
Total used	$1,233	$982	$251	25.5%	$(4)	26.0%
F&I PRU	$1,633	$1,500	$133	8.9%	$(4)	9.2%
Other:
SG&A expenses	$870.9	$1,020.3	$(149.4)	(14.6)%	$(6.0)	(14.1)%
SG&A as % gross profit	67.7%	75.5%	(7.8)%
Floorplan expense:
Floorplan interest expense	$31.1	$47.0	$(15.9)	(33.8)%	$(0.1)	(33.6)%
Less: floorplan assistance (1)	33.0	35.6	(2.6)	(7.2)%	—	(7.2)%
Net floorplan expense	$(1.9)	$11.4	$(13.3)	(117.1)%	$(0.1)	(116.2)%
(1) Floorplan assistance is included within New vehicle retail sales Gross profit above and New vehicle retail sales Cost of sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data - Consolidated
(In millions, except unit data)

	Nine Months Ended September 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$3,882.7	$4,587.8	$(705.1)	(15.4)%	$(27.7)	(14.8)%
Used vehicle retail sales	2,216.8	2,495.1	(278.2)	(11.2)%	(6.4)	(10.9)%
Used vehicle wholesale sales	214.4	265.0	(50.6)	(19.1)%	(2.2)	(18.3)%
Total used	2,431.2	2,760.1	(328.8)	(11.9)%	(8.6)	(11.6)%
Parts and service sales	1,000.2	1,109.3	(109.1)	(9.8)%	(5.9)	(9.3)%
F&I, net	333.5	365.4	(31.9)	(8.7)%	(0.8)	(8.5)%
Total revenues	$7,647.6	$8,822.6	$(1,175.0)	(13.3)%	$(43.0)	(12.8)%
Gross profit:
New vehicle retail sales	$218.0	$214.7	$3.3	1.5%	$(2.1)	2.5%
Used vehicle retail sales	154.8	154.2	0.7	0.4%	(0.4)	0.7%
Used vehicle wholesale sales	8.9	0.9	8.0	883.8%	(0.1)	897.4%
Total used	163.7	155.1	8.6	5.6%	(0.6)	5.9%
Parts and service sales	538.4	600.3	(61.9)	(10.3)%	(2.5)	(9.9)%
F&I, net	333.5	365.4	(31.9)	(8.7)%	(0.8)	(8.5)%
Total gross profit	$1,253.6	$1,335.5	$(81.9)	(6.1)%	$(6.0)	(5.7)%
Gross margin:
New vehicle retail sales	5.6%	4.7%	0.9%
Used vehicle retail sales	7.0%	6.2%	0.8%
Used vehicle wholesale sales	4.1%	0.3%	3.8%
Total used	6.7%	5.6%	1.1%
Parts and service sales	53.8%	54.1%	(0.3)%
F&I, net	100.0%	100.0%	—%
Total gross margin	16.4%	15.1%	1.3%
Units sold:
Retail new vehicles sold	99,073	123,927	(24,854)	(20.1)%
Retail used vehicles sold	102,802	118,142	(15,340)	(13.0)%
Wholesale used vehicles sold	30,030	38,135	(8,105)	(21.3)%
Total used	132,832	156,277	(23,445)	(15.0)%
Average sales price per unit sold:
New vehicle retail	$39,190	$37,020	$2,170	5.9%	$(280)	6.6%
Used vehicle retail	$21,564	$21,119	$445	2.1%	$(62)	2.4%
Gross profit per unit sold:
New vehicle retail sales	$2,200	$1,733	$468	27.0%	$(22)	28.2%
Used vehicle retail sales	$1,506	$1,305	$201	15.4%	$(4)	15.7%
Used vehicle wholesale sales	$296	$24	$272	1,149.3%	$(4)	1,166.6%
Total used	$1,232	$992	$240	24.2%	$(4)	24.6%
F&I PRU	$1,652	$1,510	$143	9.4%	$(4)	9.7%
Other:
SG&A expenses	$843.4	$1,005.9	$(162.5)	(16.2)%	$(5.9)	(15.6)%
SG&A as % gross profit	67.3%	75.3%	(8.0)%

Reported Operating Data - U.S.
(In millions, except unit data)

	Three Months Ended September 30,
	2020	2019	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,172.2	$1,291.8	$(119.5)	(9.3)%
Used vehicle retail sales	608.2	657.7	(49.5)	(7.5)%
Used vehicle wholesale sales	44.8	45.8	(1.1)	(2.3)%
Total used	653.0	703.5	(50.6)	(7.2)%
Parts and service sales	306.4	314.9	(8.5)	(2.7)%
F&I, net	113.0	112.7	0.4	0.3%
Total revenues	$2,244.6	$2,422.8	$(178.2)	(7.4)%
Gross profit:
New vehicle retail sales	$79.8	$58.7	$21.1	36.0%
Used vehicle retail sales	52.8	43.6	9.3	21.3%
Used vehicle wholesale sales	3.7	0.3	3.4	1,003.9%
Total used	56.6	43.9	12.7	28.8%
Parts and service sales	166.3	171.7	(5.4)	(3.1)%
F&I, net	113.0	112.7	0.4	0.3%
Total gross profit	$415.7	$386.9	$28.8	7.4%
Gross margin:
New vehicle retail sales	6.8%	4.5%	2.3%
Used vehicle retail sales	8.7%	6.6%	2.1%
Used vehicle wholesale sales	8.3%	0.7%	7.6%
Total used	8.7%	6.2%	2.4%
Parts and service sales	54.3%	54.5%	(0.2)%
F&I, net	100.0%	100.0%	—%
Total gross margin	18.5%	16.0%	2.6%
Units sold:
Retail new vehicles sold	27,980	33,041	(5,061)	(15.3)%
Retail used vehicles sold	27,694	31,505	(3,811)	(12.1)%
Wholesale used vehicles sold	6,195	7,565	(1,370)	(18.1)%
Total used	33,889	39,070	(5,181)	(13.3)%
Average sales price per unit sold:
New vehicle retail	$41,895	$39,096	$2,800	7.2%
Used vehicle retail	$21,961	$20,875	$1,086	5.2%
Gross profit per unit sold:
New vehicle retail sales	$2,852	$1,775	$1,077	60.6%
Used vehicle retail sales	$1,908	$1,383	$525	37.9%
Used vehicle wholesale sales	$603	$45	$559	1,248.0%
Total used	$1,669	$1,124	$545	48.5%
F&I PRU	$2,030	$1,746	$285	16.3%
Other:
SG&A expenses	$245.2	$285.3	$(40.0)	(14.0)%
SG&A as % gross profit	59.0%	73.7%	(14.7)%

Same Store Operating Data - U.S.
(In millions, except unit data)

	Three Months Ended September 30,
	2020	2019	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,157.7	$1,285.3	$(127.6)	(9.9)%
Used vehicle retail sales	595.3	653.8	(58.5)	(8.9)%
Used vehicle wholesale sales	44.2	45.3	(1.1)	(2.3)%
Total used	639.5	699.1	(59.5)	(8.5)%
Parts and service sales	302.5	312.9	(10.4)	(3.3)%
F&I, net	112.1	112.3	(0.2)	(0.2)%
Total revenues	$2,211.9	$2,409.6	$(197.7)	(8.2)%
Gross profit:
New vehicle retail sales	$78.2	$58.2	$20.0	34.3%
Used vehicle retail sales	51.7	43.4	8.3	19.1%
Used vehicle wholesale sales	3.7	0.3	3.4	987.9%
Total used	55.4	43.8	11.6	26.6%
Parts and service sales	163.8	170.6	(6.8)	(4.0)%
F&I, net	112.1	112.3	(0.2)	(0.2)%
Total gross profit	$409.5	$384.8	$24.6	6.4%
Gross margin:
New vehicle retail sales	6.8%	4.5%	2.2%
Used vehicle retail sales	8.7%	6.6%	2.0%
Used vehicle wholesale sales	8.4%	0.8%	7.6%
Total used	8.7%	6.3%	2.4%
Parts and service sales	54.1%	54.5%	(0.4)%
F&I, net	100.0%	100.0%	—%
Total gross margin	18.5%	16.0%	2.5%
Units sold:
Retail new vehicles sold	27,696	32,854	(5,158)	(15.7)%
Retail used vehicles sold	27,229	31,267	(4,038)	(12.9)%
Wholesale used vehicles sold	6,122	7,474	(1,352)	(18.1)%
Total used	33,351	38,741	(5,390)	(13.9)%
Average sales price per unit sold:
New vehicle retail	$41,801	$39,121	$2,679	6.8%
Used vehicle retail	$21,864	$20,911	$953	4.6%
Gross profit per unit sold:
New vehicle retail sales	$2,824	$1,772	$1,052	59.3%
Used vehicle retail sales	$1,898	$1,388	$510	36.7%
Used vehicle wholesale sales	$604	$45	$559	1,228.1%
Total used	$1,661	$1,129	$531	47.0%
F&I PRU	$2,041	$1,751	$290	16.6%
Other:
SG&A expenses	$241.9	$282.9	$(41.0)	(14.5)%
SG&A as % gross profit	59.1%	73.5%	(14.4)%

The following discussion of our U.S. operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. During the third quarter of 2020, our U.S. dealership operations have been steadily recovering from the impact on business caused by the COVID-19 pandemic.
Revenues
Total revenues in the U.S. during the three months ended September 30, 2020 decreased $178.2 million, or 7.4%, as compared to the same period in 2019. Total same store revenues in the U.S. during the three months ended September 30, 2020 decreased $197.7 million, or 8.2%, as compared to the same period in 2019, driven by declines in all of our revenue streams. The declines of 9.9% in new vehicle retail same store sales, 8.9% in used vehicle retail same store sales and 2.3% in used vehicle wholesale same store sales were driven by decreases of 15.7%, 12.9% and 18.1% in new vehicle, used vehicle retail and used vehicle wholesale unit sales, respectively. The declines in new vehicle retail, used vehicle retail and used vehicle wholesale unit sales were driven by inventory supply constraints, in part due to reduced OEM production rates, as our dealerships experienced increasing demand for new and used vehicles during the quarter. Our online new and used vehicle sales platform, AcceleRide® was instrumental in allowing us to connect with and serve our customers throughout the restricted social distancing environment due to the COVID-19 pandemic. During the third quarter of 2020, AcceleRide® sales were up 73.1% from a year ago. Parts and service same store revenues, dampened by the impact of the COVID-19 pandemic, decreased 3.3% during the third quarter as compared to the same period last year, driven by a 23.4% decline in collision revenues and a 1.6% decline in both customer pay and warranty revenues which were partially offset by a 4.4% increase in wholesale parts revenues. F&I same store revenues were relatively flat as a 14.3% decline in same store total retail unit sales was offset by improvements in income per contract, higher penetration rates, and a decline in our overall chargeback experience.
Gross Profit
Total gross profit in the U.S. during the three months ended September 30, 2020 increased $28.8 million, or 7.4%, as compared to the same period in 2019. Total same store gross profit in the U.S. during the three months ended September 30, 2020 increased $24.6 million, or 6.4%, as compared to the same period in 2019. The increase in same store gross profit was driven by increases in new vehicle retail, used vehicle retail, and used vehicle wholesale, partially offset by a decline in parts and service gross profit compared to the same period last year. New vehicle same store gross profit increased 34.3% driven by a 59.3% increase in new vehicle same store gross profit per unit sold, which more than offset the 15.7% decline in new units sold. The increase in new vehicle retail same store gross profit per unit sold reflects inventory supply constraints as many manufacturers put a hold on production due to the COVID-19 pandemic earlier in the year and have not returned to normal levels. Used vehicle retail same store gross profit increased 19.1% reflecting an increase of 36.7% in used vehicle retail same store gross profit per unit sold partially offset by a 12.9% decrease in used vehicle retail same store unit sales over the same period in 2019. The increase in used vehicle retail same store gross profit per unit sold reflects supply constraints combined with a strong demand leading to higher margins on used vehicle retail sales. Used vehicle wholesale gross profit increased as industry supply constraints drove up auction prices. Parts and service same store gross profit declined 4.0% driven by the decrease in revenue discussed above. F&I same store gross profit was relatively flat as discussed above. Total same store gross margin increased 250 basis points driven by higher vehicle prices as a result of supply shortages of new and used vehicle inventory.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in the U.S. during the three months ended September 30, 2020 decreased $40.0 million, or 14.0%, as compared to the same period in 2019. Total same store SG&A expenses in the U.S. during the three months ended September 30, 2020 decreased $41.0 million, or 14.5%, as compared to the same period in 2019 driven by the implementation and continual execution of cost reduction strategies as a reaction to the COVID-19 pandemic. As market conditions have improved, we have strived to retain our lower operating cost structure as a result of the pandemic and we continued to benefit from these cost cutting measures in the third quarter. Total same store SG&A expenses in the U.S. in the third quarter of 2019 included $11.9 million in insurance deductible expense associated with Tropical Storm Imelda in Texas and $0.5 million in costs related to dealership and real estate transactions. Total same store SG&A as a percent of gross profit decreased from 73.5% in the third quarter of 2019 to 59.1% for the same period of 2020 driven by the expense reductions taken to offset the negative impact of the COVID-19 pandemic.

Reported Operating Data - U.S.
(In millions, except unit data)

	Nine Months Ended September 30,
	2020	2019	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$3,076.3	$3,512.3	$(436.0)	(12.4)%
Used vehicle retail sales	1,719.4	1,877.5	(158.1)	(8.4)%
Used vehicle wholesale sales	122.1	132.9	(10.8)	(8.1)%
Total used	1,841.5	2,010.5	(169.0)	(8.4)%
Parts and service sales	865.2	922.1	(56.9)	(6.2)%
F&I, net	300.2	319.4	(19.2)	(6.0)%
Total revenues	$6,083.3	$6,764.3	$(681.0)	(10.1)%
Gross profit:
New vehicle retail sales	$183.6	$164.2	$19.4	11.8%
Used vehicle retail sales	125.7	125.2	0.6	0.4%
Used vehicle wholesale sales	6.2	2.4	3.7	154.3%
Total used	131.9	127.6	4.3	3.4%
Parts and service sales	465.4	499.3	(33.9)	(6.8)%
F&I, net	300.2	319.4	(19.2)	(6.0)%
Total gross profit	$1,081.1	$1,110.5	$(29.4)	(2.6)%
Gross margin:
New vehicle retail sales	6.0%	4.7%	1.3%
Used vehicle retail sales	7.3%	6.7%	0.6%
Used vehicle wholesale sales	5.0%	1.8%	3.2%
Total used	7.2%	6.3%	0.8%
Parts and service sales	53.8%	54.1%	(0.4)%
F&I, net	100.0%	100.0%	—%
Total gross margin	17.8%	16.4%	1.4%
Units sold:
Retail new vehicles sold	74,412	89,749	(15,337)	(17.1)%
Retail used vehicles sold	81,494	91,299	(9,805)	(10.7)%
Wholesale used vehicles sold	18,372	21,543	(3,171)	(14.7)%
Total used	99,866	112,842	(12,976)	(11.5)%
Average sales price per unit sold:
New vehicle retail	$41,342	$39,135	$2,207	5.6%
Used vehicle retail	$21,099	$20,565	$534	2.6%
Gross profit per unit sold:
New vehicle retail sales	$2,467	$1,830	$637	34.8%
Used vehicle retail sales	$1,543	$1,371	$172	12.5%
Used vehicle wholesale sales	$336	$113	$223	198.2%
Total used	$1,321	$1,131	$190	16.8%
F&I PRU	$1,926	$1,764	$162	9.2%
Other:
SG&A expenses	$706.0	$809.5	$(103.5)	(12.8)%
SG&A as % gross profit	65.3%	72.9%	(7.6)%

Same Store Operating Data - U.S.
(In millions, except unit data)

	Nine Months Ended September 30,
	2020	2019	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$3,026.1	$3,494.0	$(467.9)	(13.4)%
Used vehicle retail sales	1,680.6	1,861.4	(180.8)	(9.7)%
Used vehicle wholesale sales	120.4	130.2	(9.8)	(7.5)%
Total used	1,801.0	1,991.6	(190.6)	(9.6)%
Parts and service sales	850.3	914.6	(64.3)	(7.0)%
F&I, net	297.5	317.6	(20.1)	(6.3)%
Total revenues	$5,974.9	$6,717.8	$(742.9)	(11.1)%
Gross profit:
New vehicle retail sales	$178.0	$163.2	$14.7	9.0%
Used vehicle retail sales	122.7	124.3	(1.7)	(1.3)%
Used vehicle wholesale sales	6.1	2.5	3.7	150.6%
Total used	128.8	126.8	2.0	1.6%
Parts and service sales	456.7	495.5	(38.8)	(7.8)%
F&I, net	297.5	317.6	(20.1)	(6.3)%
Total gross profit	$1,061.0	$1,103.2	$(42.1)	(3.8)%
Gross margin:
New vehicle retail sales	5.9%	4.7%	1.2%
Used vehicle retail sales	7.3%	6.7%	0.6%
Used vehicle wholesale sales	5.1%	1.9%	3.2%
Total used	7.2%	6.4%	0.8%
Parts and service sales	53.7%	54.2%	(0.5)%
F&I, net	100.0%	100.0%	—%
Total gross margin	17.8%	16.4%	1.3%
Units sold:
Retail new vehicles sold	73,433	89,170	(15,737)	(17.6)%
Retail used vehicles sold	80,055	90,190	(10,135)	(11.2)%
Wholesale used vehicles sold	18,169	21,159	(2,990)	(14.1)%
Total used	98,224	111,349	(13,125)	(11.8)%
Average sales price per unit sold:
New vehicle retail	$41,209	$39,183	$2,026	5.2%
Used vehicle retail	$20,993	$20,639	$354	1.7%
Gross profit per unit sold:
New vehicle retail sales	$2,424	$1,831	$593	32.4%
Used vehicle retail sales	$1,532	$1,378	$154	11.2%
Used vehicle wholesale sales	$338	$116	$222	191.8%
Total used	$1,311	$1,138	$173	15.2%
F&I PRU	$1,938	$1,771	$167	9.4%
Other:
SG&A expenses	$693.1	$805.5	$(112.4)	(14.0)%
SG&A as % gross profit	65.3%	73.0%	(7.7)%

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
Revenues
Total revenues in the U.S. during the nine months ended September 30, 2020 decreased $681.0 million, or 10.1%, as compared to the same period in 2019. Total same store revenues in the U.S. during the nine months ended September 30, 2020 decreased $742.9 million, or 11.1%, as compared to the same period in 2019. The decrease in U.S. same store revenues was driven by declines in all of our revenue streams. The declines of 13.4% in new vehicle retail same store sales, 9.7% in used vehicle retail same store sales and 7.5% in used vehicle wholesale same store sales were driven by declines of 17.6%, 11.2% and 14.1% in new vehicle, used vehicle retail and used vehicle wholesale unit sales, respectively, reflecting reduced demand at our dealerships caused by the COVID-19 pandemic and inventory supply shortages. Partially offsetting these declines, our online new and used vehicle sales platform, AcceleRide® was instrumental in allowing us to connect with and serve our customers throughout the restricted social distancing environment. Parts and service same store revenues decreased 7.0% driven by an 18.1% decrease in collision revenues, 10.6% decrease in warranty revenues, 4.5% decrease in customer-pay revenues and a 1.8% decrease in wholesale parts revenues. F&I same store revenues decreased 6.3% driven by a 14.4% decrease in same store retail unit sales as discussed above, which was partially offset by higher penetration rates and income per contract on many of our finance and insurance product offerings and a decline in our overall chargeback experience.
Gross Profit
Total gross profit in the U.S. during the nine months ended September 30, 2020 decreased $29.4 million, or 2.6%, as compared to the same period in 2019. Total same store gross profit in the U.S. during the nine months ended September 30, 2020 decreased $42.1 million, or 3.8%, as compared to the same period in 2019.The decrease in total gross profit was driven by decreases in all of our operations except for new vehicle retail and used vehicle wholesale. New vehicle retail same store gross profit increased 9.0% driven by a 32.4% increase in new vehicle retail same store gross profit per unit sold which was partially offset by a 17.6% decrease in new vehicle retail unit sales. The increase in new vehicle retail same store gross profit per unit sold reflects supply constraints as many manufacturers had put a hold on production due to the COVID-19 pandemic earlier in the year and have not returned to normal production levels. The 1.3% decrease in used vehicle retail same store gross profit was related to an 11.2% decline in used vehicle retail unit sales which was mostly offset by an 11.2% increase in used vehicle retail same store average gross profit per unit sold. The decline in used vehicle retail same store gross profit was related to inventory supply constraints and the reduced demand during the first half of the year caused by the COVID-19 pandemic. Parts and service same store gross profit and F&I same store gross profit decreased 7.8% and 6.3%, respectively, driven by decreases described above. Total same store gross margin increased 130 basis points primarily as a result of higher new vehicle and used vehicle retail and wholesale margins related to the supply constraints of inventory in the industry.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in the U.S. during the nine months ended September 30, 2020 decreased $103.5 million, or 12.8%, as compared to the same period in 2019. Total same store SG&A expenses in the U.S. during the nine months ended September 30, 2020, decreased $112.4 million, or 14.0%, as compared to the same period in 2019. The U.S. dealership operations were directly impacted by reduced demand caused by the COVID-19 pandemic. In an effort to reduce costs, beginning in March, we furloughed and terminated employees and significantly reduced advertising and other SG&A expenses. As market conditions have improved, we have strived to retain our lower operating cost structure as a result of the pandemic. Total same store SG&A expenses in the U.S. for the first nine months of 2019 included $17.8 million in net costs associated with hailstorms and flooding from Tropical Storm Imelda in Texas; $1.8 million in non-core legal expenses; and $0.5 million in net gains on real estate and dealership transactions. Total same store SG&A expenses in the U.S. during the first nine months of 2020 included $10.6 million in expense for an out-of-period adjustment related to stock-based compensation. Total same store SG&A as a percent of gross profit decreased from 73.0% for the nine months ended 2019 to 65.3% for the same period of 2020 driven by cost cutting measures taken due to the impact of the COVID-19 pandemic.

Reported Operating Data - U.K.
(In millions, except unit data)

	Three Months Ended September 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$376.6	$290.7	$85.8	29.5%	$15.8	24.1%
Used vehicle retail sales	248.1	189.3	58.8	31.1%	11.2	25.2%
Used vehicle wholesale sales	39.5	35.0	4.5	12.9%	1.7	8.0%
Total used	287.6	224.3	63.3	28.2%	12.9	22.5%
Parts and service sales	61.3	56.6	4.7	8.2%	2.7	3.4%
F&I, net	15.4	13.0	2.4	18.2%	0.7	13.1%
Total revenues	$740.8	$584.6	$156.2	26.7%	$32.1	21.2%
Gross profit:
New vehicle retail sales	$16.8	$12.2	$4.5	37.1%	$0.7	31.1%
Used vehicle retail sales	17.2	8.9	8.3	93.4%	0.8	84.2%
Used vehicle wholesale sales	2.0	(0.3)	2.3	713.0%	0.1	690.0%
Total used	19.2	8.6	10.7	124.3%	0.9	113.8%
Parts and service sales	36.2	31.3	4.9	15.7%	1.6	10.6%
F&I, net	15.4	13.0	2.4	18.2%	0.7	13.1%
Total gross profit	$87.6	$65.1	$22.5	34.6%	$3.9	28.6%
Gross margin:
New vehicle retail sales	4.5%	4.2%	0.2%
Used vehicle retail sales	6.9%	4.7%	2.2%
Used vehicle wholesale sales	5.1%	(0.9)%	6.0%
Total used	6.7%	3.8%	2.9%
Parts and service sales	59.1%	55.3%	3.8%
F&I, net	100.0%	100.0%	—%
Total gross margin	11.8%	11.1%	0.7%
Units sold:
Retail new vehicles sold	10,689	9,329	1,360	14.6%
Retail used vehicles sold	10,101	8,573	1,528	17.8%
Wholesale used vehicles sold	5,104	4,894	210	4.3%
Total used	15,205	13,467	1,738	12.9%
Average sales price per unit sold:
New vehicle retail	$35,230	$31,164	$4,066	13.0%	$1,479	8.3%
Used vehicle retail	$24,561	$22,077	$2,484	11.2%	$1,105	6.2%
Gross profit per unit sold:
New vehicle retail sales	$1,571	$1,313	$258	19.7%	$69	14.4%
Used vehicle retail sales	$1,706	$1,039	$667	64.2%	$81	56.4%
Used vehicle wholesale sales	$394	$(67)	$462	687.8%	$15	665.7%
Total used	$1,266	$637	$629	98.7%	$59	89.4%
F&I PRU	$739	$726	$13	1.8%	$32	(2.6)%
Other:
SG&A expenses	$53.7	$57.6	$(3.9)	(6.8)%	$2.4	(11.0)%
SG&A as % gross profit	61.2%	88.4%	(27.2)%

Same Store Operating Data - U.K.
(In millions, except unit data)

	Three Months Ended September 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$360.2	$289.3	$70.9	24.5%	$15.3	19.2%
Used vehicle retail sales	237.5	187.6	50.0	26.6%	10.8	20.9%
Used vehicle wholesale sales	37.9	34.5	3.4	9.8%	1.7	4.9%
Total used	275.4	222.1	53.3	24.0%	12.5	18.4%
Parts and service sales	56.8	52.3	4.5	8.6%	2.5	3.8%
F&I, net	14.6	12.9	1.7	13.3%	0.6	8.3%
Total revenues	$707.0	$576.5	$130.5	22.6%	$30.9	17.3%
Gross profit:
New vehicle retail sales	$16.1	$12.2	$3.9	32.0%	$0.7	26.1%
Used vehicle retail sales	16.6	8.8	7.8	87.9%	0.8	78.9%
Used vehicle wholesale sales	1.9	(0.3)	2.3	717.3%	0.1	694.3%
Total used	18.5	8.5	10.0	117.8%	0.9	107.6%
Parts and service sales	33.6	29.3	4.3	14.6%	1.5	9.5%
F&I, net	14.6	12.9	1.7	13.3%	0.6	8.3%
Total gross profit	$82.8	$62.9	$19.9	31.6%	$3.7	25.7%
Gross margin:
New vehicle retail sales	4.5%	4.2%	0.3%
Used vehicle retail sales	7.0%	4.7%	2.3%
Used vehicle wholesale sales	5.1%	(0.9)%	6.1%
Total used	6.7%	3.8%	2.9%
Parts and service sales	59.1%	56.1%	3.1%
F&I, net	100.0%	100.0%	—%
Total gross margin	11.7%	10.9%	0.8%
Units sold:
Retail new vehicles sold	10,256	9,273	983	10.6%
Retail used vehicles sold	9,705	8,507	1,198	14.1%
Wholesale used vehicles sold	4,908	4,847	61	1.3%
Total used	14,613	13,354	1,259	9.4%
Average sales price per unit sold:
New vehicle retail	$35,123	$31,195	$3,927	12.6%	$1,490	7.8%
Used vehicle retail	$24,474	$22,049	$2,425	11.0%	$1,114	5.9%
Gross profit per unit sold:
New vehicle retail sales	$1,565	$1,312	$253	19.3%	$69	14.0%
Used vehicle retail sales	$1,708	$1,037	$671	64.7%	$82	56.8%
Used vehicle wholesale sales	$397	$(65)	$462	709.7%	$15	686.9%
Total used	$1,268	$637	$631	99.0%	$60	89.7%
F&I PRU	$732	$725	$7	0.9%	$32	(3.5)%
Other:
SG&A expenses	$50.1	$54.4	$(4.3)	(7.9)%	$2.3	(12.1)%
SG&A as % gross profit	60.6%	86.5%	(26.0)%

The following discussion of our U.K. operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. During the third quarter of 2020, our U.K. dealership operations have been steadily recovering from the impact on business caused by the COVID-19 pandemic.
Revenues
Total revenues in the U.K. during the three months ended September 30, 2020 increased $156.2 million, or 26.7%, as compared to the same period in 2019. Total same store revenues in the U.K. during the three months ended September 30, 2020 increased $130.5 million, or 22.6%, as compared to the same period in 2019. On a constant currency basis, total same store revenues increased 17.3% driven by improvements in all of our dealership operations. In response to the COVID-19 pandemic, during March the government mandated the closure of all U.K. dealerships in an effort to stop the spread of the virus with the exception of emergency vehicle repairs. U.K. showrooms were allowed to reopen June 1, 2020. Since reopening, dealership operations have continued to improve throughout the third quarter. On a constant currency basis, new vehicle retail same store revenues grew 19.2% driven by a 10.6% increase in new vehicle retail same store unit sales, coupled with a 7.8% increase in average new vehicle retail same store sales price. While industry sales declined slightly, our new vehicle retail same store unit sales were up reflecting 2019 inventory shortages experienced in our Audi and VW brands as a result of the stricter emissions standards imposed by the Worldwide Harmonised Light Vehicle Test Procedure. Used vehicle retail same store revenues on a constant currency basis increased 20.9% as used vehicle retail same store unit sales improved 14.1%, coupled with a 5.9% increase in average used retail same store sales price reflecting higher demand. Parts and service same store revenues increased 3.8% on a constant currency basis, driven by a 12.3% increase in customer-pay business, partially offset by declines in our other parts and service businesses. F&I same store revenues on a constant currency basis increased 8.3% as an increase in retail unit sales volumes was partially offset by lower penetration rates.
Gross Profit
Total gross profit in the U.K. during the three months ended September 30, 2020 increased $22.5 million, or 34.6%, as compared to the same period in 2019. Total same store gross profit in the U.K. during the three months ended September 30, 2020 increased $19.9 million, or 31.6%, as compared to the same period in 2019. On a constant currency basis, total same store gross profit increased 25.7%, driven by increases in all of our operations. New vehicle retail same store gross profit increased 26.1% on a constant currency basis, driven by a 10.6% growth in new vehicle retail same store unit sales, coupled with a 14.0% increase in new vehicle retail same store gross profit per unit. The increase in new vehicle gross profit per unit primarily reflects increased demand coupled with our current supply constraints. On a constant currency basis, used vehicle retail same store gross profit improved 78.9%, reflecting a 14.1% increase in used vehicle retail same store unit sales, coupled with a 56.8% increase in used vehicle retail same store gross profit per unit sold. The increase in used vehicle retail same store gross profit per unit sold reflects supply constraints similar to new vehicles. Used vehicle wholesale same store gross profit increased 694.3% on a constant currency basis, driven by an increase in auction prices and improved processes. Parts and service same store gross profit on a constant currency basis increased 9.5% driven by the 12.3% increase in our higher margin customer-pay business discussed above. F&I same store revenues on a constant currency basis increased 8.3% as previously discussed.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in the U.K. during the three months ended September 30, 2020 decreased $3.9 million, or 6.8%, as compared to the same period in 2019. Total same store SG&A expenses in the U.K. during the three months ended September 30, 2020, decreased $4.3 million, or 7.9%, as compared to the same period in 2019. On a constant currency basis, total same store SG&A expenses decreased 12.1%, driven by the implementation and continual execution of cost reduction strategies as a reaction to the COVID-19 pandemic. As market conditions have improved, we have strived to retain our lower operating cost structure as a result of the pandemic and we continued to benefit from these cost cutting measures in the third quarter. Total same store SG&A expenses in 2019 included $0.2 million in losses on dealership and real estate transactions. As a percentage of gross profit, total same store SG&A expenses decreased from 86.5% for the third quarter of 2019 to 60.6% for the same period of 2020.

Reported Operating Data - U.K.
(In millions, except unit data)

	Nine Months Ended September 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$800.1	$911.5	$(111.4)	(12.2)%	$(0.8)	(12.1)%
Used vehicle retail sales	529.7	586.8	(57.1)	(9.7)%	3.1	(10.3)%
Used vehicle wholesale sales	90.6	127.1	(36.6)	(28.8)%	0.3	(29.0)%
Total used	620.3	714.0	(93.7)	(13.1)%	3.4	(13.6)%
Parts and service sales	139.5	172.5	(33.0)	(19.1)%	0.8	(19.6)%
F&I, net	35.1	43.2	(8.1)	(18.8)%	—	(18.8)%
Total revenues	$1,595.0	$1,841.2	$(246.2)	(13.4)%	$3.3	(13.6)%
Gross profit:
New vehicle retail sales	$34.7	$39.6	$(4.9)	(12.4)%	$(0.2)	(12.0)%
Used vehicle retail sales	31.3	25.5	5.8	22.7%	0.3	21.7%
Used vehicle wholesale sales	2.3	(2.6)	5.0	188.8%	—	188.4%
Total used	33.6	22.9	10.8	47.0%	0.3	45.9%
Parts and service sales	78.5	95.5	(17.0)	(17.8)%	0.4	(18.3)%
F&I, net	35.1	43.2	(8.1)	(18.8)%	—	(18.8)%
Total gross profit	$181.9	$201.2	$(19.3)	(9.6)%	$0.6	(9.9)%
Gross margin:
New vehicle retail sales	4.3%	4.3%	—%
Used vehicle retail sales	5.9%	4.3%	1.6%
Used vehicle wholesale sales	2.6%	(2.1)%	4.6%
Total used	5.4%	3.2%	2.2%
Parts and service sales	56.3%	55.4%	0.9%
F&I, net	100.0%	100.0%	—%
Total gross margin	11.4%	10.9%	0.5%
Units sold:
Retail new vehicles sold	23,424	28,939	(5,515)	(19.1)%
Retail used vehicles sold	22,165	25,284	(3,119)	(12.3)%
Wholesale used vehicles sold	11,517	16,033	(4,516)	(28.2)%
Total used	33,682	41,317	(7,635)	(18.5)%
Average sales price per unit sold:
New vehicle retail	$34,157	$31,498	$2,658	8.4%	$(36)	8.6%
Used vehicle retail	$23,899	$23,210	$689	3.0%	$141	2.4%
Gross profit per unit sold:
New vehicle retail sales	$1,482	$1,370	$112	8.2%	$(8)	8.8%
Used vehicle retail sales	$1,411	$1,008	$403	40.0%	$12	38.9%
Used vehicle wholesale sales	$203	$(164)	$366	223.7%	$1	223.1%
Total used	$998	$553	$445	80.4%	$8	78.9%
F&I PRU	$769	$796	$(27)	(3.4)%	$1	(3.5)%
Other:
SG&A expenses	$141.8	$175.8	$(34.0)	(19.3)%	$0.4	(19.6)%
SG&A as % gross profit	78.0%	87.4%	(9.4)%

Same Store Operating Data - U.K.
(In millions, except unit data)

	Nine Months Ended September 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$747.4	$888.3	$(140.9)	(15.9)%	$(0.3)	(15.8)%
Used vehicle retail sales	498.0	573.0	(75.0)	(13.1)%	3.2	(13.7)%
Used vehicle wholesale sales	84.8	123.6	(38.8)	(31.4)%	0.3	(31.6)%
Total used	582.8	696.6	(113.8)	(16.3)%	3.5	(16.8)%
Parts and service sales	126.5	159.4	(32.8)	(20.6)%	0.7	(21.1)%
F&I, net	32.6	42.2	(9.6)	(22.7)%	—	(22.8)%
Total revenues	$1,489.3	$1,786.4	$(297.1)	(16.6)%	$3.9	(16.8)%
Gross profit:
New vehicle retail sales	$32.5	$38.8	$(6.4)	(16.4)%	$(0.2)	(16.0)%
Used vehicle retail sales	29.7	25.2	4.5	17.9%	0.3	16.9%
Used vehicle wholesale sales	2.2	(2.4)	4.7	193.0%	—	192.5%
Total used	31.9	22.7	9.2	40.3%	0.3	39.1%
Parts and service sales	71.3	89.3	(18.0)	(20.1)%	0.4	(20.6)%
F&I, net	32.6	42.2	(9.6)	(22.7)%	—	(22.8)%
Total gross profit	$168.4	$193.1	$(24.7)	(12.8)%	$0.6	(13.1)%
Gross margin:
New vehicle retail sales	4.3%	4.4%	—%
Used vehicle retail sales	6.0%	4.4%	1.6%
Used vehicle wholesale sales	2.7%	(2.0)%	4.6%
Total used	5.5%	3.3%	2.2%
Parts and service sales	56.4%	56.0%	0.4%
F&I, net	100.0%	100.0%	—%
Total gross margin	11.3%	10.8%	0.5%
Units sold:
Retail new vehicles sold	21,775	27,891	(6,116)	(21.9)%
Retail used vehicles sold	20,741	24,735	(3,994)	(16.1)%
Wholesale used vehicles sold	10,780	15,657	(4,877)	(31.1)%
Total used	31,521	40,392	(8,871)	(22.0)%
Average sales price per unit sold:
New vehicle retail	$34,324	$31,848	$2,476	7.8%	$(15)	7.8%
Used vehicle retail	$24,008	$23,165	$843	3.6%	$155	3.0%
Gross profit per unit sold:
New vehicle retail sales	$1,491	$1,393	$98	7.1%	$(7)	7.6%
Used vehicle retail sales	$1,430	$1,017	$413	40.6%	$12	39.4%
Used vehicle wholesale sales	$209	$(154)	$363	235.1%	$1	234.3%
Total used	$1,012	$563	$449	79.8%	$8	78.3%
F&I PRU	$767	$802	$(35)	(4.3)%	$1	(4.4)%
Other:
SG&A expenses	$127.3	$166.0	$(38.7)	(23.3)%	$0.4	(23.6)%
SG&A as % gross profit	75.6%	86.0%	(10.4)%

The following discussion of our U.K. operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. Our U.K. dealership operations have been impacted by the restrictions put in place by the national government in efforts to contain the spread of COVID-19.
Revenues
Total revenues in the U.K. during the nine months ended September 30, 2020 decreased $246.2 million, or 13.4%, as compared to the same period in 2019. Total same store revenues in the U.K. during the nine months ended September 30, 2020 decreased $297.1 million, or 16.6%, as compared to the same period in 2019. On a constant currency basis, total same store revenues decreased 16.8%, driven by decreases in all of our operations due to the COVID-19 pandemic. Beginning March 21, 2020, the government mandated the closure of all U.K. dealerships in efforts to stop the spread of the virus. The government shutdown remained in effect through May 18, 2020 for service, with the exception of emergency vehicle repairs, and June 1, 2020 for showrooms. Since June, business has recovered but not enough to offset the declines caused by the shutdown. New vehicle retail same store revenues on a constant currency basis decreased 15.8%, as a 21.9% decrease in new vehicle retail same store unit sales was partially offset by a 7.8% increase in new vehicle retail same store average sales price per unit sold. On a constant currency basis, used vehicle retail same store revenues decreased 13.7%, as a 16.1% decrease in used vehicle retail same store unit sales was partially offset by a 3.0% increase in used vehicle retail same store average sales price per unit sold. Parts and service same store revenues decreased 21.1% on a constant currency basis driven by declines of 13.1% in customer-pay, 32.4% in warranty, 35.5% in collision, and 27.0% in wholesale parts revenues. The decreases in all parts and service businesses are a result of the limitations on the business due to COVID-19. F&I same store revenues on a constant currency basis decreased 22.8% driven by the decline in retail unit sales and lower penetration rates.
Gross Profit
Total gross profit in the U.K. during the nine months ended September 30, 2020 decreased $19.3 million, or 9.6%, as compared to the same period in 2019. Total same store gross profit in the U.K. during the nine months ended September 30, 2020 decreased $24.7 million, or 12.8%, as compared to the same period in 2019. On a constant currency basis, total same store gross profit decreased 13.1%, driven by decreases in all of our operations, except for used vehicle, as result of the COVID-19 pandemic. New vehicle retail same store gross profit on a constant currency basis decreased 16.0%, driven by a 21.9% decline in new vehicle retail same store unit sales, partially offset by a 7.6% increase in new vehicle retail same store average gross profit per unit sold. The increase in new vehicle retail same store gross profit per unit sold reflects supply constraints related to the COVID-19 pandemic as many manufacturers had put a hold on production earlier in the year and have not returned to normal production levels. Used vehicle retail same store gross profit on a constant currency basis increased 16.9% on a 39.4% increase in used vehicle retail same store average gross profit per unit sold, partially offset by a 16.1% decrease in used vehicle retail same store unit sales. The increase in used vehicle retail same store average gross profit per unit sold reflects supply constraints similar to new vehicles. Used vehicle wholesale same store gross profit improved 192.5% on a constant currency basis driven by an increase in auction prices due to supply constraints and improved processes. Parts and service same store gross profit on a constant currency basis decreased 20.6% as a result of a 21.1% decline in revenues discussed above. F&I same store gross profit on a constant currency basis decreased 22.8% as discussed above.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in the U.K. during the nine months ended September 30, 2020 decreased $34.0 million, or 19.3%, as compared to the same period in 2019. Total same store SG&A expenses in the U.K. during the nine months ended September 30, 2020, decreased $38.7 million, or 23.3%, as compared to the same period in 2019. On a constant currency basis, total same store SG&A expenses decreased 23.6%. This decline was driven by the implementation and execution of cost reduction strategies as a reaction to the COVID-19 pandemic, which enabled us to partially offset the negative impact of lower gross profit. Total same store SG&A expenses in 2020 included $1.2 million in severance costs for redundancy due to the COVID-19 pandemic. Total same store SG&A expenses in 2019 included $0.2 million in losses on dealership and real estate transactions. As a percentage of gross profit, total same store SG&A expenses decreased from 86.0% for the nine months ended 2019 to 75.6% for the same period of 2020.

Reported Operating Data - Brazil
(In millions, except unit data)

	Three Months Ended September 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$31.9	$69.9	$(38.0)	(54.4)%	$(11.2)	(38.3)%
Used vehicle retail sales	10.9	22.8	(11.9)	(52.1)%	(3.9)	(35.1)%
Used vehicle wholesale sales	2.4	4.4	(2.0)	(44.8)%	(0.9)	(24.8)%
Total used	13.4	27.2	(13.8)	(50.9)%	(4.7)	(33.5)%
Parts and service sales	8.0	12.0	(4.0)	(33.6)%	(2.9)	(9.7)%
F&I, net	1.1	1.9	(0.8)	(41.4)%	(0.4)	(20.2)%
Total revenues	$54.3	$110.9	$(56.6)	(51.1)%	$(19.2)	(33.8)%
Gross profit:
New vehicle retail sales	$2.6	$4.5	$(1.8)	(41.2)%	$(0.9)	(20.5)%
Used vehicle retail sales	1.0	1.8	(0.8)	(42.6)%	(0.4)	(22.0)%
Used vehicle wholesale sales	0.2	0.3	(0.1)	(37.1)%	(0.1)	(14.7)%
Total used	1.2	2.1	(0.9)	(41.8)%	(0.4)	(20.9)%
Parts and service sales	3.7	5.1	(1.5)	(28.8)%	(1.3)	(3.4)%
F&I, net	1.1	1.9	(0.8)	(41.4)%	(0.4)	(20.2)%
Total gross profit	$8.6	$13.6	$(5.0)	(36.6)%	$(3.1)	(14.0)%
Gross margin:
New vehicle retail sales	8.3%	6.4%	1.9%
Used vehicle retail sales	9.3%	7.8%	1.5%
Used vehicle wholesale sales	8.0%	7.1%	1.0%
Total used	9.1%	7.7%	1.4%
Parts and service sales	46.1%	43.0%	3.1%
F&I, net	100.0%	100.0%	—%
Total gross margin	15.8%	12.2%	3.6%
Units sold:
Retail new vehicles sold	1,200	2,262	(1,062)	(46.9)%
Retail used vehicles sold	552	1,219	(667)	(54.7)%
Wholesale used vehicles sold	282	430	(148)	(34.4)%
Total used	834	1,649	(815)	(49.4)%
Average sales price per unit sold:
New vehicle retail	$26,558	$30,883	$(4,325)	(14.0)%	$(9,343)	16.2%
Used vehicle retail	$19,766	$18,681	$1,085	5.8%	$(6,995)	43.3%
Gross profit per unit sold:
New vehicle retail sales	$2,196	$1,980	$216	10.9%	$(772)	49.9%
Used vehicle retail sales	$1,840	$1,453	$387	26.7%	$(661)	72.2%
Used vehicle wholesale sales	$696	$726	$(30)	(4.1)%	$(247)	30.0%
Total used	$1,453	$1,263	$190	15.1%	$(521)	56.3%
F&I PRU	$621	$533	$88	16.5%	$(224)	58.5%
Other:
SG&A expenses	$6.9	$11.0	$(4.2)	(37.8)%	$(2.5)	(15.5)%
SG&A as % gross profit	79.9%	81.4%	(1.5)%

Same Store Operating Data - Brazil
(In millions, except unit data)

	Three Months Ended September 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$31.9	$69.9	$(38.0)	(54.4)%	$(11.2)	(38.3)%
Used vehicle retail sales	10.9	22.6	(11.7)	(51.8)%	(3.9)	(34.7)%
Used vehicle wholesale sales	2.4	4.4	(2.0)	(44.8)%	(0.9)	(24.8)%
Total used	13.4	27.1	(13.7)	(50.6)%	(4.7)	(33.1)%
Parts and service sales	7.9	11.8	(3.8)	(32.5)%	(2.8)	(8.4)%
F&I, net	1.1	1.9	(0.8)	(41.4)%	(0.4)	(20.3)%
Total revenues	$54.3	$110.5	$(56.3)	(50.9)%	$(19.2)	(33.6)%
Gross profit:
New vehicle retail sales	$2.6	$4.5	$(1.9)	(41.3)%	$(0.9)	(20.7)%
Used vehicle retail sales	1.0	1.8	(0.7)	(42.3)%	(0.4)	(21.5)%
Used vehicle wholesale sales	0.2	0.3	(0.1)	(37.1)%	(0.1)	(14.7)%
Total used	1.2	2.1	(0.9)	(41.5)%	(0.4)	(20.5)%
Parts and service sales	3.7	5.2	(1.5)	(29.0)%	(1.3)	(3.6)%
F&I, net	1.1	1.9	(0.8)	(41.4)%	(0.4)	(20.3)%
Total gross profit	$8.6	$13.6	$(5.0)	(36.7)%	$(3.1)	(14.1)%
Gross margin:
New vehicle retail sales	8.3%	6.4%	1.8%
Used vehicle retail sales	9.3%	7.8%	1.5%
Used vehicle wholesale sales	8.0%	7.1%	1.0%
Total used	9.1%	7.7%	1.4%
Parts and service sales	46.1%	43.8%	2.3%
F&I, net	100.0%	100.0%	—%
Total gross margin	15.8%	12.3%	3.6%
Units sold:
Retail new vehicles sold	1,200	2,262	(1,062)	(46.9)%
Retail used vehicles sold	552	1,216	(664)	(54.6)%
Wholesale used vehicles sold	282	430	(148)	(34.4)%
Total used	834	1,646	(812)	(49.3)%
Average sales price per unit sold:
New vehicle retail	$26,558	$30,883	$(4,325)	(14.0)%	$(9,343)	16.2%
Used vehicle retail	$19,766	$18,613	$1,152	6.2%	$(7,001)	43.8%
Gross profit per unit sold:
New vehicle retail sales	$2,196	$1,985	$211	10.6%	$(772)	49.5%
Used vehicle retail sales	$1,840	$1,447	$393	27.2%	$(662)	72.9%
Used vehicle wholesale sales	$696	$726	$(30)	(4.1)%	$(247)	30.0%
Total used	$1,453	$1,258	$195	15.5%	$(522)	56.9%
F&I PRU	$621	$533	$87	16.3%	$(224)	58.3%
Other:
SG&A expenses	$6.9	$11.2	$(4.4)	(38.9)%	$(2.5)	(17.0)%
SG&A as % gross profit	79.8%	82.6%	(2.9)%

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
Revenues
Total revenues in Brazil during the three months ended September 30, 2020 decreased $56.6 million, or 51.1%, as compared to the same period in 2019. Total same store revenues in Brazil during the three months ended September 30, 2020 decreased $56.3 million, or 50.9%, as compared to the same period in 2019. On a constant currency basis, total same store revenues decreased 33.6% driven by declines in all business lines caused by the continued negative impacts of the COVID-19 pandemic. New vehicle retail same store revenues on a constant currency basis decreased 38.3%, as a 46.9% decrease in new vehicle retail same store unit sales was partially offset by a 16.2% increase in new vehicle retail same store average sales price per unit sold. Used vehicle retail same store revenues on a constant currency basis decreased 34.7%, reflecting a 54.6% decrease in used vehicle same store unit sales partially offset by a 43.8% increase in used vehicle retail same store average sales price per unit sold. Used vehicle wholesale same store revenues decreased 24.8% on a constant currency basis reflecting a 34.4% decline in wholesale used vehicle same store unit sales. Reduced demand and a limited availability of inventory drove the reduction in new and used vehicle same store unit sales. The increases in new and used vehicle retail same store average sales price per unit reflect the supply constraints and a change in brand mix, which has shifted towards our higher priced luxury brands. Parts and service same store revenues on a constant currency basis decreased 8.4% primarily driven by declines in collision and customer-pay revenues. F&I same store revenues on a constant currency basis decreased 20.3% primarily due to the decline in retail unit sales partially offset by an increase in the penetration rate and income per contract for our retail finance fees.
Gross Profit
Total gross profit in Brazil during the three months ended September 30, 2020 decreased $5.0 million, or 36.6%, as compared to the same period in 2019. Total same store gross profit in Brazil during the three months ended September 30, 2020 decreased $5.0 million, or 36.7%, as compared to the same period in 2019. On a constant currency basis, total same store gross profit decreased 14.1% driven by declines in all business lines. New vehicle retail same store gross profit on a constant currency basis decreased 20.7% driven by the 46.9% decline in new vehicle retail same store units sold partially offset by a 49.5% increase in new vehicle retail same store average gross profit per unit sold. Used vehicle retail same store gross profit on a constant currency basis decreased 21.5% reflecting the 54.6% decline in used vehicle retail same store unit sales partially offset by a 72.9% increase in used vehicle retail same store average gross profit per unit sold. Used vehicle wholesale same store gross profit on a constant currency basis decreased 14.7% driven by the 34.4% decline in wholesale used vehicles same store unit sales partially offset by a 30.0% increase in used vehicle wholesale same store average gross profit per unit sold. The improvement in new and used same store gross profit PRU was a direct result of supply constraints and a mix shift towards our luxury brands. Parts and service same store gross profit on a constant currency basis decreased 3.6% as a result of the 8.4% decrease in revenues described above. F&I same store gross profit on a constant currency basis decreased 20.3% as discussed above.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in Brazil during the three months ended September 30, 2020 decreased $4.2 million, or 37.8%, as compared to the same period in 2019. Total same store SG&A expenses in Brazil during the three months ended September 30, 2020 decreased $4.4 million, or 38.9%, as compared to the same period in 2019. On a constant currency basis, total same store SG&A expenses decreased 17.0% while total same store gross profit decreased 14.1%, resulting in a 290 basis points decrease in total same store SG&A as a percentage of gross profit. The decrease in same store SG&A is explained by expense control measures taken by management due to COVID-19, primarily driven by a decrease in personnel expense.

Reported Operating Data - Brazil
(In millions, except unit data)

	Nine Months Ended September 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$109.1	$208.4	$(99.2)	(47.6)%	$(27.4)	(34.5)%
Used vehicle retail sales	38.3	63.4	(25.1)	(39.6)%	(9.6)	(24.4)%
Used vehicle wholesale sales	9.2	13.3	(4.1)	(31.1)%	(2.5)	(12.2)%
Total used	47.5	76.7	(29.3)	(38.1)%	(12.1)	(22.3)%
Parts and service sales	23.4	36.1	(12.7)	(35.2)%	(6.6)	(17.0)%
F&I, net	3.4	5.6	(2.2)	(39.9)%	(0.9)	(24.2)%
Total revenues	$183.4	$326.9	$(143.5)	(43.9)%	$(47.0)	(29.5)%
Gross profit:
New vehicle retail sales	$7.5	$12.6	$(5.1)	(40.3)%	$(2.0)	(24.6)%
Used vehicle retail sales	2.5	4.7	(2.2)	(46.6)%	(0.7)	(31.9)%
Used vehicle wholesale sales	0.5	0.9	(0.4)	(45.6)%	(0.1)	(30.1)%
Total used	3.0	5.6	(2.6)	(46.5)%	(0.8)	(31.6)%
Parts and service sales	10.3	15.8	(5.5)	(34.7)%	(2.9)	(16.4)%
F&I, net	3.4	5.6	(2.2)	(39.9)%	(0.9)	(24.2)%
Total gross profit	$24.2	$39.6	$(15.4)	(38.9)%	$(6.6)	(22.2)%
Gross margin:
New vehicle retail sales	6.9%	6.1%	0.8%
Used vehicle retail sales	6.5%	7.4%	(0.9)%
Used vehicle wholesale sales	5.2%	6.6%	(1.4)%
Total used	6.3%	7.3%	(1.0)%
Parts and service sales	44.1%	43.8%	0.3%
F&I, net	100.0%	100.0%	—%
Total gross margin	13.2%	12.1%	1.1%
Units sold:
Retail new vehicles sold	3,865	6,911	(3,046)	(44.1)%
Retail used vehicles sold	2,006	3,295	(1,289)	(39.1)%
Wholesale used vehicles sold	1,081	1,386	(305)	(22.0)%
Total used	3,087	4,681	(1,594)	(34.1)%
Average sales price per unit sold:
New vehicle retail	$28,238	$30,153	$(1,915)	(6.4)%	$(7,093)	17.2%
Used vehicle retail	$19,100	$19,251	$(151)	(0.8)%	$(4,794)	24.1%
Gross profit per unit sold:
New vehicle retail sales	$1,950	$1,826	$123	6.7%	$(514)	34.9%
Used vehicle retail sales	$1,245	$1,421	$(175)	(12.3)%	$(343)	11.8%
Used vehicle wholesale sales	$444	$637	$(192)	(30.2)%	$(126)	(10.4)%
Total used	$965	$1,189	$(224)	(18.8)%	$(267)	3.7%
F&I PRU	$576	$551	$25	4.5%	$(150)	31.8%
Other:
SG&A expenses	$23.1	$35.0	$(11.9)	(34.0)%	$(6.4)	(15.8)%
SG&A as % gross profit	95.3%	88.3%	7.0%

Same Store Operating Data - Brazil
(In millions, except unit data)

	Nine Months Ended September 30,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$109.1	$205.6	$(96.4)	(46.9)%	$(27.4)	(33.6)%
Used vehicle retail sales	38.3	60.7	(22.4)	(36.9)%	(9.6)	(21.1)%
Used vehicle wholesale sales	9.2	11.2	(2.0)	(18.1)%	(2.5)	4.4%
Total used	47.4	71.9	(24.4)	(34.0)%	(12.1)	(17.1)%
Parts and service sales	23.4	35.4	(12.0)	(33.9)%	(6.6)	(15.2)%
F&I, net	3.4	5.6	(2.2)	(39.1)%	(0.9)	(23.2)%
Total revenues	$183.4	$318.3	$(135.0)	(42.4)%	$(47.0)	(27.7)%
Gross profit:
New vehicle retail sales	$7.5	$12.6	$(5.1)	(40.3)%	$(2.0)	(24.6)%
Used vehicle retail sales	2.5	4.7	(2.2)	(46.6)%	(0.7)	(31.8)%
Used vehicle wholesale sales	0.5	0.9	(0.4)	(44.5)%	(0.1)	(28.8)%
Total used	3.0	5.5	(2.6)	(46.3)%	(0.8)	(31.4)%
Parts and service sales	10.3	15.5	(5.2)	(33.4)%	(2.9)	(14.7)%
F&I, net	3.4	5.6	(2.2)	(39.1)%	(0.9)	(23.2)%
Total gross profit	$24.2	$39.2	$(15.0)	(38.3)%	$(6.6)	(21.4)%
Gross margin:
New vehicle retail sales	6.9%	6.1%	0.8%
Used vehicle retail sales	6.5%	7.7%	(1.2)%
Used vehicle wholesale sales	5.2%	7.7%	(2.5)%
Total used	6.3%	7.7%	(1.4)%
Parts and service sales	44.1%	43.8%	0.3%
F&I, net	100.0%	100.0%	—%
Total gross margin	13.2%	12.3%	0.9%
Units sold:
Retail new vehicles sold	3,865	6,866	(3,001)	(43.7)%
Retail used vehicles sold	2,006	3,217	(1,211)	(37.6)%
Wholesale used vehicles sold	1,081	1,319	(238)	(18.0)%
Total used	3,087	4,536	(1,449)	(31.9)%
Average sales price per unit sold:
New vehicle retail	$28,238	$29,938	$(1,701)	(5.7)%	$(7,089)	18.0%
Used vehicle retail	$19,086	$18,861	$225	1.2%	$(4,781)	26.5%
Gross profit per unit sold:
New vehicle retail sales	$1,950	$1,839	$110	6.0%	$(514)	33.9%
Used vehicle retail sales	$1,244	$1,453	$(210)	(14.4)%	$(345)	9.3%
Used vehicle wholesale sales	$444	$656	$(212)	(32.3)%	$(126)	(13.1)%
Total used	$964	$1,222	$(258)	(21.1)%	$(268)	0.9%
F&I PRU	$576	$551	$25	4.6%	$(150)	31.9%
Other:
SG&A expenses	$23.0	$34.4	$(11.4)	(33.1)%	$(6.4)	(14.7)%
SG&A as % gross profit	95.1%	87.8%	7.3%

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
Revenues
Total revenues in Brazil during the nine months ended September 30, 2020 decreased $143.5 million, or 43.9%, as compared to the same period in 2019. Total same store revenues in Brazil during the nine months ended September 30, 2020 decreased $135.0 million, or 42.4%, as compared to the same period in 2019. On a constant currency basis, total same store revenues decreased 27.7% with declines in all revenue lines except for used vehicle wholesale. Beginning March 20, 2020, all our dealerships were required to close in efforts to stop the spread of the virus and while our service centers reopened and operated throughout the second quarter, our showrooms did not reopen until May 2020 with reduced hours. New vehicle retail same store revenues on a constant currency basis decreased 33.6%, as a 43.7% decrease in new vehicle retail same store unit sales was partially offset by an 18.0% increase in new vehicle retail same store average sales price per unit sold. Used vehicle retail same store revenues on a constant currency basis decreased 21.1%, as a 37.6% decrease in used vehicle retail same store unit sales more than offset a 26.5% increase in used vehicle retail same store average sales price per unit sold. Used vehicle wholesale same store revenues increased 4.4% on a constant currency basis. The improvement in used vehicle wholesale same store revenues and the increases in new and used vehicle retail same store average sales price per unit sold reflect supply constraints and a shift in brand mix to higher priced luxury brands. The decline in total units sold reflects the shutdowns and subsequent lower demand and inventory shortages caused by the COVID-19 pandemic. Parts and service same store revenues on a constant currency basis decreased 15.2% driven by declines in customer-pay, warranty and collision revenues partially offset by an increase in wholesale revenues. F&I same store revenues on a constant currency basis decreased 23.2% primarily as a result of a decline in our retail unit sales partially offset by an improvement in income per contract on our retail finance fees.
Gross Profit
Total gross profit in Brazil during the nine months ended September 30, 2020 decreased $15.4 million, or 38.9%, as compared to the same period in 2019. Total same store gross profit in Brazil during the nine months ended September 30, 2020 decreased $15.0 million, or 38.3%, as compared to the same period in 2019. On a constant currency basis total same store gross profit decreased 21.4% driven by declines in all business lines. New vehicle retail same store gross profit on a constant currency basis decreased 24.6%, driven by a 43.7% decrease in new vehicle retail same store units sold partially offset by a 33.9% increase in new vehicle retail same store average gross profit per unit sold. Used vehicle retail same store gross profit on a constant currency basis decreased 31.8%, reflecting a 37.6% decrease in used vehicle retail same store unit sales partially offset by a 9.3% increase in used vehicle retail same store average gross profit per unit sold. The improvement in new and used vehicle retail same store gross profit per unit reflects the shift towards our higher priced luxury brands and supply constraints experienced during the COVID-19 pandemic as many manufacturers had put a hold on production earlier in the year and have not returned to normal production levels. Parts and service same store gross profit decreased 14.7% on a constant currency basis, driven by the 15.2% decrease in parts and service revenues described above. F&I same store gross profit on a constant currency basis decreased 23.2% as discussed above.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in Brazil during the nine months ended September 30, 2020 decreased $11.9 million, or 34.0%, as compared to the same period in 2019. Total same store SG&A expenses in Brazil during the nine months ended September 30, 2020, decreased $11.4 million, or 33.1%, as compared to the same period in 2019. On a constant currency basis, total same store SG&A expenses decreased 14.7% while total same store gross profit decreased 21.4%, resulting in a 730 basis points increase in total same store SG&A as a percentage of gross profit. The decrease in SG&A expenses was a result of cost control initiatives implemented by the management team centered around reducing personnel expense. Total same store SG&A expenses in 2020 included $0.9 million of severance costs associated with the termination of employees as a result of the COVID-19 pandemic.

The following discussion of our results of operations is on a consolidated basis, unless otherwise noted.
Depreciation and Amortization Expense
Our total depreciation and amortization expense increased from $18.2 million to $19.1 million and from $53.0 million to $56.5 million for the three and nine months ended September 30, 2020, respectively, when compared to the same period in 2019. The slight increase is attributed to an increase in property and equipment in our U.S. segment.
Impairment of Assets
We evaluate intangible assets, consisting entirely of indefinite-lived franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate possible impairment. During the three months ended June 30, 2020 we recorded goodwill impairment charges of $10.7 million within the Brazil reporting unit and franchise rights impairment charges of $11.1 million within the U.K. segment and $0.1 million within the Brazil segment. During the three months ended September 30, 2019 we recorded franchise rights impairment charges of $5.6 million in the U.K. segment and $3.0 million in the U.S. segment. See Part I, “Item 1. Financial Statements,” Note 8 “Intangibles” for additional discussion of our interim impairment assessment.
We also review long-lived assets that are held-for-use, including our property and equipment and ROU assets, for impairment at the lowest level of identifiable cash flows whenever there are indicators that the carrying value of these assets may not be recoverable. During the three months ended June 30, 2020, we recognized ROU asset impairment charges of $1.7 million relating to seven dealerships within the U.K. segment and $0.2 million relating to one dealership within the Brazil segment. During the three months ended September 30, 2019 we recognized a ROU asset impairment charge of $1.4 million in the U.K. segment and asset impairment charges of $0.2 million in the U.S. segment. During the three months ended June 30, 2019 we recognized asset impairment charges of $0.5 million within the Brazil segment. See Part I, “Item 1. Financial Statements,” Note 1 “Interim Financial Information” for additional discussion of our interim impairment assessment.
The impairment charges were recognized within Asset impairments in our Condensed Consolidated Statements of Operations.
Floorplan Interest Expense
Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on LIBOR, Prime rate or a benchmark rate. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure for a fixed interest rate over the term of the variable interest rate borrowing.
For the three months ended September 30, 2020, total floorplan interest expense decreased 47.1% as compared to the same period in 2019. For the nine months ended September 30, 2020, total floorplan interest expense decreased 33.8% as compared to the same period in 2019. The decrease in both comparative periods is primarily due to lower inventory levels and lower weighted average interest rates mainly due to a decline in LIBOR, partially offset by higher expense on our interest rate swaps.
Other Interest Expense, Net
Other interest expense, net consists of interest charges primarily on our real estate related debt, working capital lines of credit and other long-term debt, partially offset by interest income. For the three months ended September 30, 2020, other interest expense, net decreased from $18.9 million to $14.6 million as compared to the same period in 2019. For the nine months ended September 30, 2020, other interest expense, net decreased from $55.8 million to $49.0 million as compared to the same period in 2019. The decrease in both comparable periods was primarily attributable to lower interest rates achieved through debt refinancings in the current year, including the redemption of $300.0 million in aggregate principal of our 5.25% Senior Notes on April 2, 2020, which was funded at lower interest rates through increased borrowings on our real estate related debt and Acquisition Line, and the redemption of $550.0 million aggregate principal of our 5.00% Senior Notes on September 2, 2020, which was funded through the issuance of $550.0 million aggregate principal amount of our 4.00% Senior Notes on August 17, 2020. See “Sources and Uses of Liquidity from Financing Activities” within “Liquidity and Capital Resources” below for further discussion of our debt refinancings in the current year.
Loss on Extinguishment of Debt
On April 2, 2020, we fully redeemed $300.0 million in aggregate principal amount of our outstanding 5.25% Senior Notes due June 2023, at a premium of 102.625%. The total redemption price, consisting of the principal amount of the notes redeemed plus associated premium, amounted to $307.9 million. We recognized a loss on extinguishment of $10.4 million which included write offs of an unamortized discount in the amount of $1.9 million and unamortized debt issuance costs in the amount of $0.6 million.

On September 2, 2020, we fully redeemed $550.0 million in aggregate principal amount of our outstanding 5.00% Senior Notes due June 2022, at par value. We recognized a loss on extinguishment of $3.3 million which included write offs of an unamortized discount in the amount of $2.6 million and unamortized debt issuance costs in the amount of $0.7 million.
Provision for Income Taxes
Our provision for income taxes increased $23.6 million to $34.6 million for the three months ended September 30, 2020 as compared to the same period in 2019. For the nine months ended September 30, 2020, our provision for income taxes increased $17.4 million to $55.8 million, as compared to the same period in 2019. The increases were primarily due to increases in pretax book income. For the three months ended September 30, 2020, our effective tax rate decreased to 21.5% from 22.3% as compared to the same period in 2019. This decrease was primarily due to changes to valuation allowances provided for net operating losses in certain U.S. states and in Brazil. For the nine months ended September 30, 2020, our effective tax rate decreased to 23.1% from 23.4% as compared to the same period in 2019. This decrease was primarily due to increased tax deductions in excess of book expense with respect to RSAs that vested in 2020, partially offset by higher disallowed excess compensation expense in 2020 and reductions to valuation allowances provided for net operating losses in certain U.S. states and in Brazil that were higher in 2019.
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
Cash on Hand
As of September 30, 2020, our total cash on hand was $66.2 million. The balance of cash on hand excludes $126.7 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility as of September 30, 2020. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
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
In addition, for dealership acquisitions and dispositions that are negotiated as asset purchases, we do not assume transfer of liabilities for floorplan financing in the execution of the transactions. Therefore, borrowings and repayments of all floorplan financing associated with dealership acquisitions and dispositions are characterized as either Cash Flow from Operating Activities or Cash Flow from Financing Activities in our Condensed Consolidated Statements of Cash Flows presented in conformity with U.S. GAAP, depending on the relationship described above. However, the floorplan financing activity is so closely related to the inventory acquisition process that we believe the presentation of all acquisition and disposition related floorplan financing activities should be classified as investing activity to correspond with the associated inventory activity, which more closely reflects the cash flows associated with our acquisition and disposition strategy and eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP. We have made such adjustments in our adjusted operating cash flow presentations.
The following table reconciles cash flows provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Nine Months Ended September 30,
	2020	2019	% Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities:	$712.7	$310.8	129.3%
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisition and disposition	(368.9)	(68.9)
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisition and disposition and floorplan offset activity	14.5	0.1
Adjusted net cash provided by (used in) operating activities	$358.3	$242.0	48.1%
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	$(78.8)	$(193.5)	59.3%
Change in cash paid for acquisitions, associated with Floorplan notes payable	—	14.3
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	—	(19.5)
Adjusted net cash provided by (used in) investing activities	$(78.8)	$(198.7)	60.4%
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities:	$(590.4)	$(90.1)	(555.1)%
Change in Floorplan notes payable, excluding floorplan offset	354.4	74.0
Adjusted net cash provided by (used in) financing activities	$(236.0)	$(16.1)	(1,368.5)%

Sources and Uses of Liquidity from Operating Activities
For the nine months ended September 30, 2020, we generated $712.7 million of net cash flows from operating activities. On an adjusted basis for the same period, we generated $358.3 million in net cash flows from operating activities, primarily consisting of $186.4 million in net income, coupled with non-cash adjustments related to depreciation and amortization of $56.5 million, stock-based compensation of $27.0 million, asset impairments of $23.8 million, operating lease assets of $18.1 million and a loss on extinguishment of $13.7 million related to the 5.00% Senior Notes and 5.25% Senior Notes. Adjusted net cash flows from operating activities also included a $31.1 million adjusted net change in operating assets and liabilities, including cash inflows of $499.6 million from decreases in inventory levels, $41.1 million from net decreases in prepaid expenses and other assets, $33.0 million from net decreases in contracts-in-transit and vehicle receivables and $25.2 million from net decreases in accounts and notes receivables. These cash inflows were partially offset by cash outflows of $492.3 million from adjusted net floorplan repayments and $58.8 million from decreases in accounts payable and accrued expenses.
For the nine months ended September 30, 2019, we generated $310.8 million of net cash flows from operating activities. On an adjusted basis for the same period, we generated $242.0 million in net cash flows from operating activities, primarily consisting of $125.9 million in net income, coupled with non-cash adjustments related to depreciation and amortization of $53.0 million, operating lease assets of $21.2 million, stock-based compensation of $14.5 million, asset impairments of $10.8 million and deferred income taxes of $3.6 million, partially offset by a $5.9 million gain on the disposition of assets. Adjusted net cash flows from operating activities also includes a $15.0 million adjusted net change in operating assets and liabilities, including cash inflows of $99.0 million from increases in accounts payable and accrued expenses and $41.7 million from decreases in inventory levels. These cash inflows were partially offset by cash outflows of $70.0 million from adjusted net floorplan repayments, $31.7 million from net increases in accounts and notes receivables and $21.3 million from decreases in operating lease liabilities.
Working Capital
At September 30, 2020, we had a $104.6 million surplus of working capital. This represents an increase of $10.5 million from December 31, 2019, when we had a $94.0 million surplus of working capital. Changes in our working capital are typically explained by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flows from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the nine months ended September 30, 2020, we used $78.8 million in net cash flows from investing activities on both an unadjusted and adjusted basis, which represented $78.8 million used for purchases of property and equipment and to construct new and improve existing facilities, $1.3 million used for acquisition activity, partially offset by cash inflows of $1.3 million related to the disposition of property and equipment. Of the $78.8 million in property and equipment purchases, $55.4 million was used for non-real estate related capital expenditures, $22.4 million was used for the purchase of real estate associated with existing dealership operations and $1.0 million represented the net decrease in the accrual for capital expenditures from year-end.
During the nine months ended September 30, 2019, we used $193.5 million in net cash flows from investing activities. On an adjusted basis for the same period, we used $198.7 million in net cash flows from investing activities, representing $139.6 million used for purchases of property and equipment and to construct new and improve existing facilities and $82.7 million used for dealership acquisition activity, partially offset by cash inflows of $23.6 million related to the disposition of franchises and property and equipment. Of the $139.6 million in property and equipment purchases, $70.8 million was used for non-real estate related capital expenditures, $65.1 million was used for the purchase of real estate associated with existing dealership operations and $3.6 million represented the net decrease in the accrual for capital expenditures from year-end.

Capital Expenditures
Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2020 will be approximately $80 million excluding expenditures related to real estate purchases and future acquisitions, which could generally be funded from excess cash.
Acquisitions
We evaluate the expected return on investment in our consideration of potential business purchases. Cash needed to complete our acquisitions generally comes from excess working capital, operating cash flows of our dealerships and borrowings under our floorplan facilities, term loans and our Acquisition Line.
Sources and Uses of Liquidity from Financing Activities
For the nine months ended September 30, 2020, we used $590.4 million in net cash flows from financing activities. On an adjusted basis for the same period, we used $236.0 million in net cash flows from financing activities, primarily related to cash outflows of $857.9 million related to the extinguishment of our 5.00% and 5.25% Senior Notes, $48.9 million related to the repurchase of our common stock and $5.5 million in dividend payments. These cash outflows were partially offset by $550.0 million from the issuance of our 4.00% Senior Notes. The $162.1 million net borrowings on other debt primarily reflected increased mortgage borrowings in the U.S. to partially fund the redemption of the 5.25% Senior Notes.
For the nine months ended September 30, 2019, we used $90.1 million in net cash flows from financing activities. On an adjusted basis for the same period, we used $16.1 million in net cash flows from financing activities, primarily related to cash outflows of $35.8 million in net repayments on other debt and $14.9 million in dividend payments, partially offset by $19.1 million in net borrowings on our Acquisition Line and $15.8 million in net borrowings on our Floorplan Lines (representing the net cash activity in our floorplan offset accounts).
Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the position of our U.S. credit facilities as of September 30, 2020 (in millions):

	Total Commitment	Outstanding	Available
Floorplan line (1)	$1,396.0	$732.3	$663.7
Acquisition line (2)	349.0	75.9	273.1
Total Revolving Credit Facility	1,745.0	808.1	936.9
FMCC facility (3)	300.0	114.7	185.3
Total U.S. credit facilities (4)	$2,045.0	$922.8	$1,122.2
(1) The available balance at September 30, 2020 includes $108.2 million of immediately available funds. The remaining available balance can be used for inventory financing.
(2) The outstanding balance of $75.9 million is related to outstanding letters of credit of $17.8 million and $58.1 million in borrowings as of September 30, 2020. The borrowings outstanding under the Acquisition Line included no U.S dollar borrowings and £45 million of British pound sterling borrowings translated at the spot rate on the day borrowed, solely for the purpose of calculating the outstanding and available borrowings under the Acquisition Line. The available borrowings may be limited from time to time, based on certain debt covenants.
(3) The available balance at September 30, 2020 includes $18.5 million of immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4) The outstanding balance excludes $239.1 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
We have other credit facilities in the U.S., U.K. and Brazil with third-party financial institutions, most of which are affiliated with the automobile manufacturers that provide financing for portions of our new, used and rental vehicle inventories. In addition, we have outstanding debt instruments, including our 4.00% Senior Notes, as well as real estate related and other long-term debt instruments.

4.00% Senior Notes Issuance
On August 17, 2020, we issued Senior Notes maturing on August 15, 2028 in aggregate principal amount of $550.0 million. Interest on the notes is payable semi-annually on February 15th and August 15th at a coupon rate of 4.00%. The notes were issued at par and carry an effective interest rate of 4.21% after consideration of associated debt issuance costs. At our option, we may redeem some or all of the Senior Notes at varying redemption prices (expressed as percentages of principal amount of the notes) and redemption periods throughout the term. Refer to Part I, “Item 1. Financial Statements,” Note 9 “Debt” within our Notes to Condensed Consolidated Financial Statements for further information regarding our 4.00% Senior Notes.
5.00% Senior Notes Redemption and Debt Refinancing
On September 2, 2020, we fully redeemed $550.0 million in aggregate principal amount of our outstanding 5.00% Senior Notes due June 2022, at par value. We recognized a loss on extinguishment of $3.3 million which included write offs of an unamortized discount in the amount of $2.6 million and unamortized debt issuance costs in the amount of $0.7 million. Additionally, we paid accrued interest of $6.9 million. The redemption was funded with $550.0 million of our newly issued 4.00% Senior Notes due 2028. See 4.00% Senior Notes Issuance. These refinancings are expected to lower our annual interest expense by approximately $5.5 million.
5.25% Senior Notes Redemption and Debt Refinancing
On April 2, 2020, we fully redeemed $300.0 million in aggregate principal amount of our outstanding 5.25% Senior Notes due 2023, at a premium of 102.625%. The total redemption price, consisting of the principal amount of the notes redeemed plus associated premium, amounted to $307.9 million. We recognized a loss on extinguishment of $10.4 million which included write offs of an unamortized discount in the amount of $1.9 million and unamortized debt issuance costs in the amount of $0.6 million. Additionally, we paid $4.6 million of accrued interest up to the date of redemption. The redemption was funded through a combination of Acquisition Line borrowings, mortgage borrowings, and excess cash. Additional mortgage debt was funded during the second quarter of 2020 to provide supplemental liquidity. These refinancings are expected to lower our annual interest expense by approximately $10.8 million.
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
As of September 30, 2020, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of September 30, 2020
	Required	Actual
Total adjusted leverage ratio	< 5.50	2.54
Fixed charge coverage ratio	> 1.20	3.91
As of September 30, 2020, we had $66.2 million of cash on hand and an additional $126.7 million invested in our floorplan offset accounts, bringing total cash liquidity to $192.9 million. In addition, we had $273.1 million of additional borrowing capacity on our Acquisition Line, bringing total immediate liquidity to $466.0 million as of September 30, 2020. Based on our position as of September 30, 2020 and our outlook as discussed within “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we have sufficient liquidity currently and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
See Part I, “Item 1. Financial Statements,” Note 9 “Debt” and Note 10 “Floorplan Notes Payable” in our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities, and other financing arrangements existing as of September 30, 2020.
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
On October 5, 2020, our Board of Directors approved a new $200.0 million share repurchase program. Future share repurchases and the payment of any future dividends are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided regarding our foreign currency exchange rates and financial instruments to which we are a party at September 30, 2020 and from which we may incur future gains or losses from changes in market interest rates and/or foreign currency rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Interest Rates
We have interest rate risk on our variable-rate debt obligations, primarily consisting of our Floorplan Line. Based on the amount of variable-rate borrowings outstanding of $1.6 billion and $1.8 billion as of September 30, 2020 and 2019, respectively, a 100 basis-point change in interest rates would have resulted in an approximate $6.9 million and $9.0 million change to our annual interest expense, respectively, after consideration of the average interest rate swaps in effect during the periods.
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
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the nine months ended September 30, 2020 and 2019, we recognized $33.0 million and $35.6 million of interest assistance as a reduction of new vehicle cost of sales, respectively.

For additional information about the potential impact of LIBOR phase out on our results of operations, see Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.
Foreign Currency Exchange Rates
The functional currency of our U.K. subsidiaries is the GBP and of our Brazil subsidiaries is the BRL. Our exposure to fluctuating exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average exchange rates for the GBP to the USD would have resulted in a $145.0 million and $167.4 million decrease to our revenues for the nine months ended September 30, 2020 and 2019, respectively. A 10% devaluation in average exchange rates for the BRL to the USD would have resulted in a $16.7 million and $29.7 million decrease to our revenues for the nine months ended September 30, 2020 and 2019, respectively.
For additional information about our market sensitive financial instruments, see Part I, “Item 1. Financial Statements,” Note 6 “Financial Instruments and Fair Value Measurements” within our Notes to Condensed Consolidated Financial Statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, during the nine months ended September 30, 2020, there were no changes to the Risk Factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
The global outbreak of the COVID-19 pandemic has materially adversely affected, and may further materially adversely affect, our business, results of operations and cash flows.
The global outbreak of the COVID-19 pandemic has materially disrupted, and could continue to significantly disrupt, our operations and adversely affect our financial condition and results of operations. The measures taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of the COVID-19 pandemic included mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. As a result, we were required to completely shut down or significantly reduce the operating capacity of all of our dealerships in the U.S., the U.K. and Brazil in late March 2020 and early April 2020. These measures significantly reduced our new and used vehicle sales volumes, parts and service revenues and F&I revenues, as well as impacted our vehicle and parts supply chain during March 2020 and April 2020 in particular. On October 31, 2020, the U.K. government announced a national lockdown of non-essential businesses, which includes our dealership vehicle showrooms, beginning November 5, 2020 through December 2, 2020, at which time the government will determine whether the lockdown restrictions are extended. Our dealership service operations will remain open, however this mandate will adversely impact our vehicle sales in the fourth quarter. If the U.K. lockdown is extended for a significant period of time, or if additional lockdowns, other travel and business restrictions or additional restrictions are imposed in our other markets, the adverse impact on our business, results of operations and cash flows could be material. Such business disruptions suffered as a result of the COVID-19 pandemic are not covered by our insurance policies.
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
The increased volatility in market conditions due to the COVID-19 pandemic could also make it more difficult for us to raise additional capital in order to supplement our cash flow from operations. If we are unable to raise necessary additional funds on acceptable terms or do not have sufficient cash flow from operations, our business and, in particular, our acquisitions and integration strategy could be adversely affected. The substantial cost-cutting measures, stockholder dividend suspension, share repurchase cancellation and other liquidity preserving measures we have taken or may take in the future may not sufficiently reduce the risks associated with our indebtedness, including maintaining available borrowing capacity and compliance with financial covenants and having the ability to refinance or repay indebtedness on favorable terms or at all. Further, any decrease in liquidity or our share price, tightened credit conditions, reduced access to the capital markets or reduced operating performance due to the COVID-19 pandemic may adversely affect our financial performance as well as our ability to purchase or sell certain dealerships.
As the potential impact from the COVID-19 pandemic is difficult to predict, the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of the COVID-19 pandemic and the actions taken by authorities to contain it or address its impact, all of which are beyond our control. Even with the various restrictions on business activity lifted, there is no guarantee when or if customer demand and workforce availability will return to prior levels, and our operations could be impacted by any restrictions we may have to impose or costs we may have to incur to ensure the ongoing safety of our employees, customers and others. In addition, there is no assurance that our relationship with and the financial and operational capacities of vehicle manufacturers and distributors will remain the same. These potential impacts, while uncertain, could adversely affect our business, financial condition and results of operations.

The impairment of our goodwill and/or indefinite-lived intangibles could have a material adverse effect on our results of operations.
We assess goodwill and other indefinite-lived intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. See Part I, “Item 1. Financial Statements,” Note 8 “Intangibles” within our Notes to Condensed Consolidated Financial Statements for further discussion of our impairment model and related assumptions. During the three months ended June 30, 2020, we performed an interim impairment assessment of goodwill and intangible franchise rights to determine if events or changes in circumstances, including the impacts of the COVID-19 pandemic, indicated that it was more-likely-than-not that the assets were impaired. Based on the results of our assessment, it was concluded that it was more-likely-than-not that our goodwill for the Brazil reporting unit (resulting in an impairment charge of $10.7 million) and some of our intangible franchise rights for the U.K. and Brazil (resulting in impairment charges of $11.1 million and $0.1 million, respectively) were impaired as of June 30, 2020, which was mainly attributed to our assumptions that the potential long-term impacts of the COVID-19 pandemic had worsened during the second quarter of 2020. During the three months ended September 30, 2020, we performed an interim qualitative impairment assessment and as a result determined that it is not more-likely-than not that the capitalized value of goodwill and intangible franchise rights were impaired, primarily reflecting the improving business environments in the U.S. and U.K. regions. We may be required to record additional impairment charges if the COVID-19 pandemic and any lockdowns or restrictions to contain the pandemic continue long-term. Any such impairment charge could have a material adverse effect on our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
Our Board of Directors from time to time, authorizes the repurchase of shares of our common stock up to a certain monetary limit. On October 5, 2020, our Board of Directors approved a new $200.0 million share repurchase program. Future share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant.
Item 5. Other Information
On October 30, 2020, we amended our Eleventh Amended and Restated Revolving Credit Agreement (“Credit Facility”) to align certain restricted payments terms in the Credit Facility with the same provisions in our recently issued 4.00% Senior Notes due 2028 (“bond indenture”). The effect of this change is to permit an additional $30.0 million of restricted payments annually before the general restricted payment basket in the Credit Facility is impacted, as provided in the bond indenture. This incremental $30.0 million only applies if we maintain a Total Leverage Ratio throughout the calendar year that does not exceed 3.25 to 1.00. The Credit Facility amendment is made retroactive to the bond indenture date of August 17, 2020.
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
Indenture, dated as of August 17, 2020, by and among Group 1 Automotive, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed August 17, 2020)

4.2	—	Form of 4.000% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.1).
10.1*†	—	Retention, Confidentiality and Non-Compete Agreement dated August 20, 2020 between Group 1 Automotive, Inc. and Daniel McHenry
10.2*	—
Waiver and First Amendment to Eleventh Amended and Restated Revolving Credit Agreement dated as of March 3, 2020 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, U.S. Bank National Association, N.A., as Administrative Agent, and Comerica Bank, as Floor Plan Agent

10.3*†	—	Group 1 Automotive, Inc. Deferred Compensation Plan, As Amended and Restated, effective January 1, 2021
10.4*†	—	First Amendment to the Group 1 Automotive, Inc. 2014 Long Term Incentive Plan, effective May 13, 2020
10.5*	—
Second Amendment to Eleventh Amended and Restated Revolving Credit Agreement dated as of October 30, 2020 among Group1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, U.S. Bank National Association, N.A., as Administrative Agent, and Comerica Bank, as Floor Plan Agent

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

Group 1 Automotive, Inc.

Date:	November 4, 2020	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer