Form 10-K
period 2020-12-31
GROUP 1 AUTOMOTIVE INC
filed 2021-02-24
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐        No  ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $1.1 billion based on the reported last sale price of common stock on June 30, 2020, which was the last business day of the registrant’s most recently completed second quarter.
As of February 15, 2021, there were 18,095,702 shares of our common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2020, are incorporated by reference into Part III of this Form 10-K.

i

GLOSSARY OF DEFINITIONS
The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Brexit	Withdrawal of the U.K. from the EU
BRL	Brazilian Real (R$)
CODM	Chief Operating Decision Maker
COVID-19 pandemic	Coronavirus disease first emerging in December 2019 and resulting in the ongoing global pandemic in 2020 and 2021
EPS	Earnings per share
EU	European Union
F&I	Finance, insurance and other
FASB	Financial Accounting Standards Board
FMCC	Ford Motor Credit Company
GBP	British Pound Sterling (£)
LIBOR	London Interbank Offered Rate
NYSE	New York Stock Exchange
OEM	Original equipment manufacturer
PRU	Per Retail Unit
ROU	Right-of-use
RSA	Restricted stock award
RSU	Restricted stock unit
SAAR	Seasonally adjusted annual rate of vehicle sales
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
Tax Act	Tax Cuts and Jobs Act
USD	United States Dollar
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the U.S.
WACC	Weighted average cost of capital
WHO	World Health Organization

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Unless the context requires otherwise, references to “we,” “us,” “our,” or “the Company” mean the business and operations of Group 1 Automotive, Inc. and its subsidiaries. This information includes statements regarding our strategy, plans, goals or current expectations with respect to, among other things:
•our future operating performance;
•our ability to maintain or improve our margins;
•our ability to accomplish and sustain SG&A cost control;
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
Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date of this Form 10-K concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable when and as made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Item 1A. Risk Factors.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made, except as required by law.

PART I
Item 1. Business
General
Group 1 Automotive, Inc. is a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. As of December 31, 2020, our retail network consisted of 117 dealerships in the U.S., 50 dealerships in the U.K. and 17 dealerships in Brazil. Our operations are primarily located in major metropolitan areas in 15 states in the U.S., 33 towns in the U.K. and three states in Brazil.
The following chart presents the total revenues and gross profit contribution from our operations by new vehicle, used vehicle, parts and service and F&I for the year ended December 31, 2020:

Revenue
Gross Profit
4%
13%
31%
51%
26%
42%
12%
19%
Finance & Insurance
Parts & Service
Used Vehicles
New Vehicles

As discussed in Note 19. Segment Information within our Notes to Consolidated Financial Statements, we have three regions, which comprise our reportable segments: the U.S., U.K. and Brazil. The U.S. and Brazil segments are led by the President, U.S. and Brazilian Operations, and the U.K. segment is led by an Operations Director, each reporting directly to our Chief Executive Officer, who is the CODM. The President, U.S. and Brazilian Operations, and the U.K. Operations Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management.
Business Strategy
Our business strategy focuses on improving the performance of our existing dealerships and enhancing our dealership portfolio through strategic acquisitions and dispositions to achieve growth, capture market share and maximize the investment return to our stockholders. We constantly evaluate opportunities to improve the overall profitability of our dealerships. We believe that as of December 31, 2020, we have sufficient financial resources to support additional acquisitions. Further, we intend to continue to critically evaluate our return on invested capital in our current dealership portfolio for disposition opportunities.
For 2021, our priorities are growing our company through acquisitions, improving and growing sales penetration in our digital retailing platform, AcceleRide®, continuing to grow our parts and service gross profit through numerous initiatives, increasing our market share in the highly fragmented used vehicle business and continuing to leverage our SG&A as a percentage of gross profit.
Strategic Acquisitions and Dispositions
We will continue to focus on opportunities to enhance our current dealership portfolio through strategic acquisitions and improving or disposing of underperforming dealerships. We believe that substantial opportunities for growth through acquisitions remain in our industry in the U.S., U.K. and Brazil. Acquisitions capitalize on economies of scale and cost savings opportunities in our existing markets in areas such as used vehicle sourcing, advertising, purchasing, data processing and personnel utilization, thereby, increasing operating efficiency.
We seek to acquire large, profitable, well-established dealerships that represent growing brands in growth markets. We evaluate all brands and geographies to expand our brand, product and service offerings in our existing markets or expand into growing geographic areas we currently do not serve.
Further, we intend to continue to critically evaluate our return on invested capital in our current dealership portfolio for disposition opportunities. During 2020, our dispositions included two dealerships representing three franchises in the U.S. We recorded a net pre-tax gain totaling $3.1 million related to these dispositions. Refer to Note 3. Acquisitions and Dispositions within our Notes to Consolidated Financial Statements for further discussion.

Digital Initiatives to Enhance the Customer Experience
Our digital initiatives focus on ensuring that we can do business with our customers where and when they want to do business. Our online retail platform, AcceleRide®, which was deployed to all of our U.S. dealerships in 2019, allows a customer to complete a vehicle transaction entirely online or start the sales process online and complete the transaction at one of our dealerships. The customer also has the ability to apply for financing and review and select F&I products as part of the online process. During 2020, AcceleRide® U.S. total retail unit sales were 11,053, up more than 100% compared to 2019. We began the roll out of AcceleRide® to our U.K. dealerships in 2020 and expect to complete this in the second quarter of 2021. In addition, our parts and service digital efforts focus on our online customer scheduling appointment system. We have seen continued growth in the percentage of appointments scheduled online over the past few years as we have continued to enhance this tool. We have also focused on improved interaction with our parts and service customers by offering preferred communication options via dealership apps, phone, text or email and online payment options. We are capitalizing on technology advances in robotic process automation and artificial intelligence to improve our marketing, call center and back office efficiency. These digital platforms were instrumental in allowing us to connect with and service our customers during the social distancing requirements as a result of the COVID-19 pandemic.
Parts and Service Growth
We remain focused on sustained growth in our higher margin parts and service operations which continue to hinge on the retention and hiring of skilled service technicians and advisors. In 2019, our U.S. service operations implemented a four-day work week for service technicians and advisors which allowed us to expand our hours of operations during the week. This change has resulted in increased service technician and advisor retention, thereby expanding our service capacity without investing additional capital in facilities. Our online service appointment platform and centralized call centers have improved the customer experience. We seek to increase the retention of our customers through more convenient service hours, training of our service advisors, selling service contracts with vehicles sales and customer relationship management software that allows us to provide targeted marketing to our customers. The increasing complexity of vehicles, especially in the area of electronics and technological advancements, is making it increasingly difficult for independent repair shops to maintain the expertise and technology to work on these vehicles, and provides us the opportunity to increase our market share well into the future.
Used Vehicle Retail Growth
Used vehicle gross profit depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices. Our new vehicle operations generally provide our used vehicle operations with a large supply of high-quality trade-ins and off-lease vehicles, which are our best source of used vehicle inventory. In October 2020, we introduced “Sell A Ride” to our AcceleRide® platform to increase our ability to purchase used vehicle inventory directly from customers with a cash offer within 30 minutes during business hours, home pickup and payment available within one hour. Our dealerships supplement their used vehicle inventory with purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers.
Our data driven pricing strategies ensure that our used vehicles are priced at market to generate more traffic to our websites. We review our market pricing on a constant basis and work to limit discounting from our advertised prices.
Cost Management
We continue our efforts to fully leverage our scale and cost structure. As our business evolves, we will manage our costs carefully and look for additional opportunities to improve our processes and disseminate best practices. We believe that our management structure supports rapid decision making and facilitates an efficient and effective roll-out of new processes. As part of the digital efforts discussed above, in 2020 we have improved our productivity for our sales and service departments, resulting in increases of 19% and 22% in technician and salesperson productivity rates, respectively, as compared to 2019. See COVID-19 Pandemic section below for specific cost-cutting measures and productivity efficiencies undertaken in response to the COVID-19 pandemic.
Employee Training and Retention
A key to the execution of our business strategy is leveraging what we believe to be one of our key strengths — the talent of our people. We are focused on the retention and training of our talented dealership employees. We believe that we have developed a distinguished management team with substantial industry expertise. With our management structure and level of executive talent, we plan to continue empowering the operators of our dealerships to make appropriate decisions to grow their respective dealership operations and to control fixed and variable costs. We believe this approach allows us to provide the best possible service to our customers and attract and retain talented employees.

COVID-19 Pandemic
Since emerging in December 2019, the COVID-19 pandemic has spread globally, including to all of our markets in the U.S., U.K. and Brazil, significantly impacting our operating results starting in mid-March 2020. There have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 across the world, including social distancing requirements for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Beginning in mid-March 2020, these measures significantly reduced the operating capacity of all of our dealerships in the U.S., U.K. and Brazil. As the restrictions eased during the latter part of 2020, we continued to experience periodic disruptions from reduced capacity and departmental shutdowns as a result of COVID-19 outbreaks and quarantines impacting our employees.
Beginning in December 2020 and January 2021, vaccines deemed highly effective started rolling out to the general population in the U.S., U.K. and Brazil. The rollout of the vaccine is expected to help control the spread of the virus. However, the timeline and effectiveness of vaccinating the critical mass of the population in our markets is uncertain.
The primary COVID-19 pandemic impacts on our global business and our response to date include:
U.S.
Virtually all of our U.S. dealerships are located in markets that operated under some form of social distancing requirements in accordance with applicable state and local orders during most of March 2020 and April 2020. As the market shutdowns began, March 2020 U.S. sales fell sharply from February 2020, with new and used retail unit sales and service repair orders falling approximately 50% for the last two weeks of March 2020 and first two weeks of April 2020 compared to the same period in 2019. In early May 2020, as social distancing requirements began to be partially lifted, our used vehicle business returned to near normal levels and our new vehicle sales pace started improving. Our new vehicle sales pace improved during the third and fourth quarters, however the recovery of new vehicle unit sales was limited as a result of low inventory levels due to reduced OEM production rates. Our used vehicle sales have also been limited due to inventory shortages as a result of fewer trade-ins. Thus far, we have been able to nearly offset the volume declines with higher gross margins in new and used vehicles and higher F&I per retail unit. Beginning in mid-April 2020, we saw recovery in our parts and service business as well and closed the fourth quarter of 2020 with parts and service revenues down 4.8% compared to the same period last year. Our online selling platform AcceleRide® and our online service scheduling platforms continue to show increased utilization rates as we remain in a social distancing environment and such higher utilization rates are expected to continue after the pandemic.
U.K.
U.K. vehicle sales levels were well above prior year in most of our brands through February 2020. We closed all of our U.K. dealerships from late March 2020 through May 18, 2020 for service, with the exception of emergency vehicle service repairs, and our vehicle showrooms did not reopen until June 1, 2020. Operations in the U.K. significantly improved in June 2020 and continued to improve throughout the third quarter and early fourth quarter of 2020. As vehicle sales and service operations reopened, our revenues and margins in all departments increased versus prior year levels. While new vehicle volumes have rebounded, our new vehicle inventory is still well below normal levels due to reduced OEM production rates. On October 31, 2020, the U.K. government announced a national lockdown of non-essential businesses, which included our dealership vehicle showrooms, beginning November 5, 2020 through December 2, 2020. Regional lockdowns occurred in late December and on January 4, 2021, the U.K. government announced another national lockdown of non-essential businesses beginning immediately, and are not expected to be lifted until April 2021 at the earliest. The lockdown impacts our new and used vehicle sales as our showrooms are required to close, but has a lesser impact on our service operations as they are allowed to remain open.
Brazil
Effective March 20, 2020, all of our dealerships were required to close. Despite restrictions being lifted and businesses reopening in Brazil during the second quarter, the recovery has been limited as the effects of the COVID-19 pandemic and significant inventory shortages are still impacting operations. We do not expect inventory to return to normal levels until late 2021.

Cost-Cutting Actions
We have taken quick and decisive actions to reduce costs and preserve liquidity in all regions, with approximately 8,000 employees furloughed or terminated in early April 2020. As sales have improved in the U.S. and U.K., we have been able to return to work some of the furloughed employees to a point where our U.S. and U.K. headcounts are approximately 75% of our pre-COVID levels. In addition, other measures were implemented to significantly reduce costs in all three regions including reductions of as much as 50% in management compensation, 100% of Board of Directors’ cash compensation, over 33% reduction in advertising expense and cuts across all other cost categories. Additionally, as announced in April 2020, we suspended our dividend and canceled our share repurchase program, as well as implemented capital expenditure deferrals. By the end of the third quarter as market conditions improved, we restored many of these cost reductions. On October 6, 2020, we announced a $200 million share repurchase program and on November 18, 2020, we declared a dividend of $0.30, which was paid on December 15, 2020. As discussed in Item 7. Liquidity and Capital Resources, we have sufficient liquidity currently and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with debt covenants.
The demand outlook remains uncertain and the long-term impact of the COVID-19 pandemic is difficult to predict, especially with the recently announced additional lockdown in the U.K. and rising COVID-19 cases in some of our markets. However, we expect our used vehicle and service operations to return to near pre-pandemic levels in 2021. Reduced new vehicle inventory levels in the U.S., U.K. and Brazil will likely persist throughout the first half of 2021, which will limit the recovery in new vehicle unit sales. However, we expect to continue the trend set in the third and fourth quarters of 2020 by offsetting some of the decline in volume with gross margin improvement. We are prepared to adjust our cost structure further to adapt to market conditions. While some of the cost reductions taken in the first and second quarters were reinstated in the third and fourth quarters as market conditions improved, we expect to be more cost efficient going forward as compared to pre-pandemic levels. Any potential impact of the COVID-19 pandemic will depend on future developments and new information that may emerge regarding the severity and duration of the pandemic, timing and effectiveness of the vaccines and the actions taken by authorities to contain it or address its impact, all of which are beyond our control.
Dealership Operations
Our operations are located in geographically diverse markets that extend domestically across 15 states in the U.S., and internationally across 33 towns in the U.K. and three states in Brazil. The three regions in which we operate represent our three reportable segments: the U.S., U.K. and Brazil. Refer to Note 19. Segment Information within our Notes to Consolidated Financial Statements for further financial information on our reportable segments. For a discussion of the risks associated with our operations in the U.S., U.K. and Brazil, please see Item 1A. Risk Factors.
Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and other insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our new vehicle revenues includes new vehicle sales and new vehicle lease transactions, sold at our dealerships or via our internet sites. We sell retail used vehicles directly to our customers at our dealerships or via our internet sites and wholesale used vehicles at third party auctions. We sell replacement parts and provide both warranty and non-warranty (i.e., customer-pay) maintenance and repair services at each of our franchised dealerships, as well as provide collision repair services at the 49 collision centers that we operate. We also sell parts to wholesale customers. Customer-pay maintenance and repair services, warranty maintenance and repair services, wholesale parts sales and collision repair services accounted for 48.2%, 19.8%, 21.0% and 11.0%, respectively, of the revenues from our parts and service business in 2020. Revenues from our F&I operations consist primarily of fees for arranging financing and selling vehicle service and insurance contracts in connection with the retail purchase of a new or used vehicle. We offer a wide variety of third-party finance, vehicle service and insurance products in a convenient manner and at competitive prices. To increase transparency to our customers, we offer all of our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.

The following chart presents our diversity of new vehicle unit sales by manufacturer for the year ended December 31, 2020:
The following table shows our new vehicle unit sales geographic mix for the year ended December 31, 2020 and our franchise count as of December 31, 2020:

		New vehicle unit sales geographic mix (%)	Franchises
Region	Geographic Market
United States	Texas	37.8	74
	Oklahoma	7.5	20
	California	4.9	5
	Georgia	4.7	9
	Massachusetts	4.6	5
	Florida	2.7	4
	Louisiana	2.2	5
	New Hampshire	1.9	3
	New Jersey	1.9	4
	South Carolina	1.8	3
	New Mexico	1.3	9
	Kansas	1.2	3
	Mississippi	1.0	2
	Alabama	0.7	2
	Maryland	0.5	2
		74.9	150

International	United Kingdom	21.2	67
	Brazil	3.9	22
		100.0	239
Competition
We operate in a highly competitive industry. In each of our markets, consumers have a number of choices when deciding where to purchase a new or used vehicle and how the purchase will be financed. Consumers also have options for the purchase of related parts and accessories, as well as the maintenance and repair of vehicles.

New and Used Vehicles
We believe the principal competitive factors in the automotive retailing business are location, service, price, selection, online capabilities and established customer relationships. In the new vehicle market, our dealerships compete with other franchised dealerships in their market areas, as well as auto brokers, leasing companies and internet companies that provide referrals to, or broker vehicle sales with, other dealerships or customers. We are subject to competition from dealers that sell the same brands of new vehicles that we sell and from dealers that sell other brands of new vehicles that we do not sell in a particular market. Our new vehicle dealer competitors also have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we do. We do not have any cost advantage in purchasing new vehicles from vehicle manufacturers, and our franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area.
In the used vehicle market, our dealerships compete both in their local market and nationally with other franchised dealers, large multi-location used vehicle retailers, local independent used vehicle dealers, automobile rental agencies and private parties for the supply and resale of used vehicles.
The internet has also become a significant part of the advertising and sales process in our industry. Customers are using the internet as part of the sales process to compare pricing for cars and related F&I services, which may increase competition and reduce gross profit margins for new and used cars and profits for related F&I services. Some retailers offer vehicles for sale over websites without the benefit of having a dealership franchise, although they must currently source their vehicles from a franchised dealer. Several companies are currently manufacturing electric vehicles for sale primarily through the internet without using the traditional dealer-network.
Parts and Service
We believe the principal competitive factors in the parts and service business are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer’s brands and models, location, price, the availability and competence of technicians, and the availability of training programs to enhance such expertise. In the parts and service market, our dealerships compete with other franchised dealers to perform warranty maintenance and repairs, conduct manufacturer recall services and sell factory replacement parts. Our dealerships also compete with other automobile dealers, franchised and independent service center chains and independent repair shops for non-warranty repair and maintenance business. In addition, our dealerships sell replacement and aftermarket parts both locally and nationally over the internet in competition with franchised and independent retail and wholesale parts outlets. A number of regional or national chains offer selected parts and services at prices that may be lower than ours. Our collision centers compete with other large, multi-location companies, as well as local, independent, collision service operations.
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
•inventory levels;
•working capital levels;
•the sales process;
•minimum sales performance requirements;

•customer satisfaction standards;
•marketing and branding;
•facility standards and signage;
•personnel;
•changes in management;
•change in control; and
•monthly financial reporting.
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
In general, the U.S. jurisdictions in which we operate have automotive dealership franchise laws, providing that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of dealer laws. If dealer laws are repealed in the states in which we operate in the U.S., manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or showing of good cause. Without the protection of dealer laws, it also may be more difficult for us to renew our franchise agreements upon expiration. Further, U.S. federal law, including any federal bankruptcy law, may preempt U.S. state law and allow manufacturers greater freedom to terminate or not renew franchises.
The U.K. generally does not have automotive dealership franchise laws and, as a result, our U.K. dealerships operate without these types of specific protections. However, similar protections may be available as a matter of general U.K. contractual law. In addition, our U.K. dealerships are subject to U.K. antitrust rules prohibiting certain restrictions on the sale of new vehicles and spare parts and on the provision of repairs and maintenance. For example, as a matter of 2020 EU law, authorized dealers are generally able to, subject to manufacturer facility requirements, relocate or add additional facilities throughout the EU, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on cross supplies (including on transfers of dealerships) between existing authorized dealers within the EU. However, certain restrictions on dealerships may be permissible, provided the conditions set out in the relevant EU Block Exemption Regulations are met. The U.K. formally exited the EU on January 31, 2020 and the EU and the U.K. reached an agreement in principle as set out in the EU-U.K. Agreement, which became provisionally applicable on January 1, 2021. The EU-U.K. Agreement commits the parties to maintaining antitrust/competition law based on the common principles underlying the respective competition frameworks, and envisages cooperation and coordination between the U.K. and EU competition authorities. Similarly, as of January 1, 2021, the relevant EU Block Exemption Regulations remain in effect under domestic U.K. law, as amended in accordance with the U.K. competition framework, but may be further amended, revoked or extended by subsequent U.K. law.
The sale of vehicles in Brazil is regulated by federal law, commonly referred to in Brazil as the Ferrari Law. Such law sets forth the terms and conditions of distribution agreements executed among manufacturers and dealerships, specifically with regards to the distribution of cars, trucks, motorbikes and similar vehicles. In addition, the Ferrari Law establishes the geographical area of a dealership and termination of distribution agreements and their consequences, among other things. Any contractual provision that conflicts with the Ferrari Law is considered void in Brazil. The distribution agreements contemplate the commercialization of vehicles and components fabricated by the manufacturer, the rendering of technical assistance relating to such products and the usage by the dealerships of the manufacturer’s brand. According to the Ferrari Law, distribution agreements may be executed for either a determined or an undetermined term. In the case of a distribution agreement executed for a determined term, its initial term may not be less than 5 years. At the end of this initial 5 year term, such distribution agreement will be automatically converted into an undetermined term distribution agreement, unless any of the parties thereto expressly waives such right with 180 days prior notice. In the case of an early termination of a distribution agreement other than as a result of a persistent breach or force majeure, the Ferrari law entitles the non-breaching party to, among other things, certain termination payments.

Our dealership service departments perform vehicle repairs and service for customers under manufacturer warranties. We are reimbursed for the repairs and service directly from the manufacturer. Some manufacturers offer rebates to new vehicle customers that we are required, under specific program rules, to adequately document, support and typically collect. In addition, some manufacturers provide us with incentives to order and/or sell certain models and/or volumes of inventory over designated periods of time. Under the terms of our dealership franchise agreements, the respective manufacturers are able to perform warranty, incentive and rebate audits and charge us back for unsupported or non-qualifying warranty repairs, rebates or incentives.
In addition to the individual dealership franchise agreements discussed above, we have entered into framework agreements in the U.S. with most major vehicle manufacturers and distributors. These agreements impose a number of restrictions on our operations, including our ability to make acquisitions and obtain financing, and on our management. These agreements also impose change of control provisions related to the ownership of our common stock. For a discussion of these restrictions and the risks related to our relationships with vehicle manufacturers, please refer to Item 1A. Risk Factors.
Governmental Regulations
Automotive and Other Laws and Regulations
We operate in a highly regulated industry. A number of laws and regulations applicable to automotive companies affect our business and conduct, including, but not limited to our sales, operations, financing, insurance, advertising and employment practices. Other laws and regulations include franchise laws and regulations, consumer protection laws and other extensive laws and regulations applicable to new and used motor vehicle dealers. Additionally, in every jurisdiction in which we operate, we must obtain various permits and licenses in order to conduct our businesses.
On January 29, 2020, President Donald Trump signed into law the United States-Mexico-Canada Agreement (“USMCA”). The USMCA updates, modernizes and rebalances the prior existing North America Free Trade Agreement to meet certain anticipated challenges of the 21st century economy for the region and is intended to ensure that American workers, farmers, ranchers and businesses share in the benefits of the agreement. It is intended to promote fairer and more balanced trade and keep North America one of the most competitive regions in the world. It is expected that the USMCA will have an impact on the U.S. auto industry by creating incentives for new U.S. investments in the automotive sector, promote additional purchases of U.S. produced auto parts, advance automotive research and development and support high-paying U.S. jobs in the automotive sector. Additionally, it is expected that the USMCA will encourage automakers and suppliers to locate future production of new electric and autonomous vehicles in the U.S.
We are subject to numerous laws and regulations designed to protect information of clients, customers, employees and other third parties that we collect and maintain. Some of the more significant regulations that we are required to comply with include the EU’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) in Brazil. These regulations provide for various data protection requirements related to protection of customer’s personally identifiable information, notice requirements related to data breaches and obligations to inform a consumer, at or before collection, of the purpose and intended use of the collection, and to delete a consumer’s personal information upon request. If an EU or non-EU organization violates the GDPR, the organization can be fined up to 4% of annual global turnover or 20 million euros, whichever is greater. In addition, our dealerships in California are required to comply with the CCPA, which became effective in January 2020. The CCPA also allows the California Attorney General to bring actions against non-compliant businesses with fines of $2,500 per violation or, if intentional, up to $7,500 per violation. Further, the LGPD in Brazil, which became effective in August 2020, includes fines for violations of up to 2% of an organization’s revenue in Brazil, for the prior fiscal year, excluding taxes, with the total fine not to exceed 50 million reals (approximately $9.3 million USD).
Environmental and Occupational Health and Safety Laws and Regulations
Our business activities in the U.S., U.K. and Brazil are subject to stringent federal, regional, state and local laws, regulations and other controls governing specific health and safety criteria to address worker protection, the release of materials into the environment or otherwise relating to environmental protection. Our operations involve the use, handling and storage of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and fuel. We contract for recycling and/or disposal of used fluids, filters and other waste materials generated by our operations.

These laws, regulations and controls may impose numerous obligations upon our operations including the acquisition of permits to conduct regulated activities, the imposition of restrictions on where or how to manage or dispose of used products and wastes, the incurrence of capital expenditures to limit or prevent releases of such material, and the imposition of substantial liabilities for pollution resulting from our operations or attributable to former operations. For example, in the U.S., most of our dealerships utilize storage tanks that are subject to testing, containment, upgrading and removal regulations under the federal Resource Conservation and Recovery Act. Comparable regulations have been or may be enacted in the U.K. and Brazil. Failure to comply with these laws, regulations and permits may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory remedial and corrective action obligations or increase of capital expenditures, restrictions, delays and cancellations in permitting or in the performance or expansion of projects and the issuance of injunctions limiting or preventing some or all of our operations in affected areas. Additionally, certain of these environmental laws may result in imposition of joint and several strict liability, which could cause us to become liable as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. For instance, an accidental release from one of our storage tanks could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. Moreover, laws and regulations protecting the environment generally become more stringent over time, which may result in increased costs for future environmental compliance and remediation. Comparable laws and regulations have been enacted in the U.K. and Brazil.
The threat of climate change continues to attract considerable attention in the U.S. and in foreign countries and, as a result, numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gas (“GHG”) as well as to restrict or eliminate such future emissions. Gas and diesel-powered automobiles are one source of GHG emissions and in the recent past, the U.S. Environmental Protection Agency (“EPA”), together with the National Highway Traffic Safety Administration (“NHTSA”), implemented GHG emissions limits on vehicles manufactured for operation in the U.S. On January 20, 2021, President Joe Biden issued an executive order recommitting the United States to participation in the Paris Agreement, which is a United Nations-sponsored, non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. The U.K. and Brazil are similarly committed to the Paris Agreement, with the U.K. announcing in late 2020 that it plans to ban sales of new gasoline and diesel-powered vehicles after 2030.
Vehicle manufacturers in the U.S. are also subject to regulations by the EPA and the NHTSA that establish corporate average fuel economy (“CAFE”) standards applicable to light-duty vehicles. California and other states have indicated they would pursue more stringent CAFE and GHG standards than required by current EPA and NHTSA standards. Comparable laws and regulations have been enacted in the U.K. and Brazil. Our OEMs require lead time to prepare new vehicle models and more stringent regulations could result in increased costs and time constraints, or result in our OEMs deciding to increase production targets of electric vehicles in anticipation of such regulations. These developments could also significantly increase our costs of operation as well as reduce our volume of business.
Insurance and Bonding
Our operations expose us to the risk of various liabilities, including:
•claims by employees, customers or other third parties for personal injury or property damage resulting from our operations;
•weather events, such as hail, flood, tornadoes and hurricanes; and
•potential fines and civil and criminal penalties resulting from alleged violations of federal and state laws or regulatory requirements.
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
For further discussion, refer to Item 1A. Risk Factors.

Human Capital
The key to our success is the talent of our people. Our core values — Integrity, Transparency, Professionalism, Teamwork and Respect — define our culture and help us attract and retain talented employees. Our employee surveys indicate we have established the correct core values and our relationship with our employees is favorable. As of December 31, 2020, we had 12,337 employees (full-time, part-time and temporary), of which 8,710 were employed in the U.S., 2,901 in the U.K. and 726 in Brazil. Included in the total were 724 furloughed employees, of which 253 were in the U.S. and 471 in the U.K. In Brazil, all employees are represented by a local union.
Training and Recognition
We offer a variety of approximately 200 training courses to employees based on job categories. The majority of our training is offered through our online training platform. In addition to job specific courses, we also offer leadership training and diversity training. Employees have opportunities for various certification levels based on training completed and tenure. The certification levels include an employee rewards program.
Employee Productivity
Employee productivity is measured in different ways, depending on the job category. For example, salesperson productivity is based on vehicles sold per salesperson while technician productivity is measured as gross profit per technician. For the twelve months ended December 31, 2020, our salesperson productivity increased 22% and our technician productivity increased 19% as compared to the same period in 2019.
Diversity, Equity and Inclusion (“DEI”)
We have a DEI council that is chaired by our President, U.S. and Brazilian Operations. The council’s mission is to foster a diverse and inclusive culture where employees of all backgrounds are respected, valued and developed. We will enhance employee engagement in the areas of diversity, equity and inclusion by offering innovative training, recruitment and career path development where a sense of belonging is apparent throughout the organization. The council has four primary areas of focus: Workforce, Workplace, Community Involvement and Women’s Initiative. The council consists of a diverse group of employees providing representation across the organization. Each area has an employee chairperson as well as an executive sponsor. In 2020, we implemented an ongoing diversity and inclusion training program led by a well-known diversity expert which was developed specifically for us. Thus far, approximately 175 senior leaders received live, interactive training and approximately 7,300 employees received web-based training through the program.
Employee Engagement
Employees are offered opportunities to enroll in quarterly wellness programs that are fully funded by us and also include the opportunity for family members to participate. In addition, our medical plans include opportunities for lower monthly premiums for employees who receive an annual physical. Executive management participates in quarterly employee videos where the results of each quarter are shared with employees. Various other employee recognition programs are celebrated in our dealerships.
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
Internet Website and Availability of Public Filings
Our internet address is www.group1auto.com. We make the following information available free of charge on our website:
•Annual Report on Form 10-K;
•Quarterly Reports on Form 10-Q;
•Current Reports on Form 8-K;
•Amendments to the reports filed or furnished electronically with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act;

•Our Corporate Governance Guidelines;
•The charters for our Audit, Compensation and Human Resources, Finance/Risk Management and Governance & Corporate Responsibility Committees;
•Our Code of Conduct for Directors, Officers and Employees (“Code of Conduct”); and
•Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Controller (“Code of Ethics”).
Within the time period required by the SEC and the NYSE, as applicable, we will post on our website any modifications to the Code of Conduct and Code of Ethics and any waivers applicable to senior officers as defined in the Code of Conduct or Code of Ethics, as applicable, as required by the Sarbanes-Oxley Act of 2002. We make our filings with the SEC available on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC also maintains a website at http://sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file and furnish electronically with the SEC.
Item 1A. Risk Factors
The following risks have had or in the future could have a material adverse effect on our business and results of operations.
Market and Industry Risks
Demand for and pricing of our products and services may be adversely impacted by economic conditions and other factors.
The automotive retail industry, and especially new vehicle unit sales, is influenced by general economic conditions, particularly consumer confidence, the level of personal discretionary spending, interest rates, exchange rates, fuel prices, technology and business model changes, supply conditions, consumer transportation preferences, unemployment rates and credit availability. During economic downturns, retail new vehicle sales typically experience periods of decline characterized by oversupply and weakened demand. In addition, consumer spending can be materially and adversely impacted by periods of economic uncertainty as was experienced in the second quarter of 2020, as a result of the lockdowns imposed following the spread of the COVID-19 pandemic, or consumer concern about manufacturer viability.
Economic conditions can also have a significant impact on our borrowing rates. The majority of our floorplan notes payable, mortgages and other debt are benchmarked to LIBOR, which can be highly volatile as a result of changing economic conditions. Although we utilize derivative instruments to partially mitigate our exposure to interest rate fluctuations, significant increases in LIBOR or other variable interest rates could have a material adverse impact on our interest expense due to the significance of our debt and floorplan balances. Additionally, our LIBOR-based contracts will be impacted by the expected transition away from LIBOR after 2021. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion of the LIBOR transition and additional analysis regarding our interest rate sensitivity.
A significant portion of our vehicles purchased by customers are financed. Tightening of the credit markets and credit conditions may decrease the availability of automotive loans and leases and adversely impact our new and used vehicle sales and margins. In particular, if sub-prime finance companies apply higher credit standards or if there is a decline in the overall availability of credit in the sub-prime lending market, the ability of consumers to purchase vehicles could be limited, which could have a material adverse effect on our business and results of operations.
In addition, local economic, competitive and other conditions affect the performance of our dealerships. Our results of operations depend substantially on general economic conditions and spending habits in those regions of the U.S. where we maintain most of our operations.
Changes in consumer demand towards fuel efficient vehicles and electric vehicles could adversely affect our new and used vehicle sales volumes, parts and service revenues and our results of operations.
Volatile fuel prices have affected and may continue to affect consumer preferences in connection with the purchase of our vehicles. Rising fuel prices result in consumers less likely to purchase larger, more expensive vehicles, such as sports utility vehicles or luxury automobiles, and more likely to purchase smaller, less expensive and more fuel efficient vehicles. Conversely, lower fuel prices could have the opposite effect. Sudden changes in customer preferences make maintenance of an optimal mix of large and small vehicle inventory a challenge. Further increases or sharp declines in fuel prices could have a material adverse effect on our business and results of operations.

Changes in fuel prices, government support, improvements in electric vehicles and more electric vehicle options have increased the customer demand for more fuel efficient vehicles and electric vehicles. With a potential increase in demand by consumers for electric-powered vehicles, our manufacturers will need to adapt their product plans and production capabilities accordingly to meet these demands. As more electric vehicles potentially enter the market, and internal combustion or diesel engine vehicle production is reduced, it may be necessary to adapt to such changes by selling and servicing these units effectively in order to meet consumer demands and support the profitability of our dealerships. If maintenance costs of electric-powered vehicles were to substantially decrease, this could have a material adverse effect on our parts and service revenues. If consumer demand increases for fuel efficient vehicles or electric vehicles and our manufacturers are not able to adapt and produce vehicles that meet the customer demands or we are unable to align with the manufacturers of these vehicles, such events could adversely affect our new and used vehicle sales volumes, parts and service revenue and our results of operations.
Vehicle technology advancements and changes in consumer vehicle ownership preferences could adversely affect our new and used vehicle sales volumes, parts and service revenues and our results of operations.
Vehicle technology advancements are occurring at an accelerating pace. This includes driver assist functionality, autonomous vehicle development, rideshare and vehicle co-ownership business models. Many in the automotive industry believe that in the near future vehicles will be available to the automotive consumer at low usage costs, which may entice many vehicle owners, particularly in larger, highly populated areas, to abandon individual car ownership in favor of multiple co-ownership ride-sharing opportunities. An increased popularity in the ride-sharing subscription business model could adversely affect our new and used vehicle sales volumes, parts and service revenue and results of operations.
We are subject to risks associated with our dependence on manufacturer business relationships and agreements.
The success of our dealerships is dependent on vehicle manufacturers whom we rely exclusively on for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to produce and allocate to our dealerships an attractive, high quality and desirable product mix at the right time in order to satisfy customer demand. Manufacturers generally support their franchisees by providing direct financial assistance in various areas, including, among others, incentives, floorplan assistance and advertising assistance. A discontinuation or change in our manufacturers’ warranty and incentive programs could adversely affect our business. Manufacturers also provide product warranties and, in some cases, service contracts to customers. Our dealerships perform warranty and service contract work for vehicles under manufacturer product warranties and service contracts and we bill the manufacturer directly as opposed to invoicing the customer. In addition, we rely on manufacturers for various financing programs, OEM replacement parts, training, up-to-date product design, development of advertising materials and programs and other items necessary for the success of our dealerships.
Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, reductions in access to capital or credit, labor strikes or similar disruptions (including within their major suppliers), supply shortages, rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products, including due to bankruptcy, product defects, litigation, ability to keep up with technology and business model changes, poor product mix or unappealing vehicle design, governmental laws and regulations, natural disasters or other adverse events. In particular, all our OEMs are investing material amounts to develop electric and autonomous vehicles. These investments could cause financial strain on our OEMs or fail to deliver attractive vehicles for customers which could lead to adverse impacts on our business. The OEMs are also impacted by the COVID-19 pandemic’s impact on the economy, factory production, parts shortages, including semiconductor chips, and other disruptions. These and other risks could materially adversely affect the financial condition of any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could have a material adverse effect on our business, results of operations and financial condition.
Additionally, many U.S. manufacturers of vehicles, parts and supplies are dependent on imported products and raw materials in their production. Any significant increase in existing tariffs on such goods and raw materials, or implementation of new tariffs, could adversely affect our profits on the vehicles we sell.

If we are unable to enter into new franchise agreements with manufacturers in connection with dealership acquisitions or maintain or renew our existing franchise agreements on favorable terms, our operations may be significantly impaired.
We are dependent on our relationships with manufacturers, which exercise a great degree of influence over our operations through the franchise agreements. Our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including any unapproved changes of ownership or management, sales and customer satisfaction performance deficiencies and other material breaches of the franchise agreements. Manufacturers may also have a right of first refusal if we seek to sell dealerships. Additionally, we cannot guarantee that the terms of any renewals will be as favorable to us as our current agreements. If such an instance occurs, although we are generally protected by automotive dealership franchise laws requiring “good cause” be shown for such termination, we cannot guarantee that the termination of the franchise will not be successful.
A manufacturer may also limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. Delays in obtaining, or failing to obtain, manufacturer approvals and franchise agreements for dealership acquisitions could adversely affect our acquisition program. From time to time, we have not met all of the manufacturers’ requirements to make acquisitions and have received requests to dispose of certain of our dealerships. In the event one or more of our manufacturers sought to prohibit future acquisitions, or imposed requirements to dispose of one or more of our dealerships, our acquisition and growth strategy could be adversely affected. Moreover, our franchise agreements do not give us the exclusive right to sell a manufacturer’s product within a given geographic area. Subject to state laws in the U.S. that are generally designed to protect dealers, a manufacturer may grant another dealer a franchise to start a new dealership near one of our locations, or an existing dealership may move its dealership to a location that would more directly compete against us. The location of new dealerships near our existing dealerships could have a material and adverse effect on our operations and reduce the profitability of our existing dealerships. Furthermore, if current manufacturers or future manufacturers are not required to conduct their business in accordance with state franchise laws and thereby circumvent the current dealer-network to sell directly to the customer, our results of operations may be materially and adversely affected.
Substantial competition in automotive sales and services could adversely impact our sales and our margins.
The automotive retail industry is highly competitive. Within our markets we are subject to competition from franchised automotive dealerships and other businesses as it relates to new and used vehicles, parts and service as well as acquisitions. We also face competition in arranging financing for our customers’ vehicle purchases from a broad range of financial institutions. Additionally, we do not have any cost advantage in purchasing new vehicles from vehicle manufacturers, and our franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. Increased competition can adversely impact our sales volumes and margins as well as our ability to acquire dealerships.
Please see Item 1. Business — Competition for further discussion of competition in our industry.
The U.K.’s withdrawal from the EU may have a negative effect on some global economic conditions, financial markets and our business, which could adversely affect our U.K. revenue and results of operations.
On June 23, 2016, British citizens voted on a referendum in favor of Brexit. The U.K. formally exited the EU on January 31, 2020, however the future terms of the U.K.’s relationship with the EU remain uncertain. Such uncertainty was diminished on December 24, 2020, as the U.K. and the EU reached agreement in principle on the terms of the EU-U.K. Trade and Cooperation Agreement (the “EU-U.K. Agreement”), which became provisionally applicable on January 1, 2021 and applies through the earlier of (1) February 28, 2021 or some other date decided by the Partnership Council (comprising representatives of the EU and the U.K.) or (2) the EU-U.K. Agreement’s entry into force. The EU-U.K. Agreement covers economic and security co-operation, has a single overarching governance framework, and includes trade in goods and in services, digital trade, intellectual property, public procurement, aviation and road transport, energy, fisheries, social security co-ordination, law enforcement and judicial co-operation in criminal matters, thematic co-operation, participation in EU programs, institutional arrangements, dispute settlement and safeguards. The scope of the EU-U.K. Agreement is narrower than the pre-Brexit trade framework, and the effects of Brexit will depend in part on any further agreements the U.K. makes to retain access to EU markets or to compensate elsewhere with agreements with other global markets. Accordingly, Brexit could adversely affect U.K. and European market conditions, could contribute to instability in some global financial and foreign exchange markets, including continued volatility in the value of the GBP or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, legal, regulatory or otherwise) beyond the date of Brexit. More specifically, it could lead to:
•Exchange Rate Fluctuations: a decrease in sales or revenues attributable to increased retail prices of new vehicles imported from other countries in Europe and due to a weaker pound exchange rate and volatility in the currencies in which we transact our business;

•Supply Risk: potential increase in supply chain risk for automotive retailers and manufacturers due to the U.K. no longer being party to the EU’s free trade agreements, however, the U.K. is able to enter into new free trade agreements with the countries;
•Loss of Franchise Protections: potential future loss of franchise protection laws as provided under EU Block Exemption. The EU-U.K. Agreement envisages cooperation and coordination between the respective competition authorities and certain block exceptions currently remain in effect under domestic U.K. law, as amended to apply to the U.K. competition framework; however, these may be revoked, extended or further amended by U.K. law;
•Economic Risk: the U.K. economy may be negatively impacted, resulting in a decrease to our revenues;
•Fiscal Risk: the new Rules of Origin apply to goods imported into the U.K from the EU or exported from the U.K to the EU might lead to the imposition of increased customs taxes and duties;
•Labor Risk: the loss of free movement of employees between the U.K. and EU may impact the hiring and movement of employees and may subject companies to local labor laws and efforts required to relocate U.K. operations or use EU subsidiaries; and
•Data Privacy Risk: inability or increased risk in transferring personal data from the U.K. to the EU after expiry of the six month bridging mechanism in the EU-U.K. Agreement that enables personal data to continue to flow cross-border from the European Economic Area to the U.K. if the U.K. does not receive a decision from the European Commission that permits such transfers to continue the same as pre-Brexit.
Any of these effects of Brexit, and others we cannot anticipate, could materially adversely affect our business, consolidated financial position, results of operations and cash flows.
The impairment of our goodwill and/or indefinite-lived intangibles could have a material adverse effect on our results of operations.
We assess goodwill and other indefinite-lived intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. Performance issues at individual dealerships, as well as adverse retail automotive industry and economic trends, increase the risk of an impairment charge, which could have a material adverse impact on our results of operations. During the year ended December 31, 2020, we recorded goodwill impairment charges to our Brazil region of $10.7 million. No goodwill impairments were recorded during the year ended December 31, 2019 and 2018. During the years ended December 31, 2020, 2019 and 2018, we recorded $20.8 million, $19.0 million and $38.7 million, respectively, of impairment of intangible franchise rights. We may be required to record additional impairment charges if the COVID-19 pandemic continues, and we cannot accurately predict the amount and timing of any additional impairment charge at this time, however, any such impairment charge could have an adverse effect on our results of operations. Refer to Note 11. Intangible Franchise Rights and Goodwill within our Notes to Consolidated Financial Statements for further discussion of impairment.
Our inability to acquire and integrate successful new dealerships into our business could adversely affect the growth of our revenues and earnings.
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
In addition, managing and integrating additional dealerships into our existing mix of dealerships may result in substantial costs, diversion of our management’s attention, delays or other operational or financial problems. Acquisitions involve a number of special risks, including, among other things:
•incurring significantly higher capital expenditures and operating expenses;
•failing to integrate the operations and personnel of the acquired dealerships;
•entering new markets with which we are not familiar;
•incurring undiscovered liabilities at acquired dealerships, generally, in the case of stock acquisitions;
•disrupting our ongoing business;
•failing to retain key personnel of the acquired dealerships;

•impairing relationships with employees, manufacturers and customers; and
•incorrectly valuing acquired entities.
Operational Risks
The global outbreak of the COVID-19 pandemic, which has disrupted all of our dealership operations, has, and could continue to have a material adverse affect on our business, results of operations and cash flows.
The global outbreak of the COVID-19 pandemic had a material adverse impact on our business, including all of our markets in the U.S., U.K. and Brazil. Extraordinary and wide-ranging actions taken by governmental authorities to reduce the spread of the virus, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, significantly reduced the operating capacity of all of our dealerships in the U.S., U.K. and Brazil beginning in mid-March 2020. As the restrictions eased during the latter part of 2020, we continued to experience disruptions from reduced capacity and departmental shutdowns as a result of COVID-19 outbreaks and quarantines impacting our employees. Depending on future developments, the COVID-19 pandemic may continue to disrupt our operations and adversely affect our financial condition and results of operations.
Refer to Item 1. Business for further discussion of the impact of the COVID-19 pandemic on each of our regions and our response to date.
A cybersecurity breach, including loss of confidential information or a breach of personally identifiable information (“PII”) about our customers or employees, could negatively affect operations and result in high costs.
In the ordinary course of business, we receive significant PII about our customers and our employees. A security incident to obtain such information could be caused by malicious insiders and third parties using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery, or other forms of deception. Although many companies across many industries are affected by malicious efforts to obtain access to PII, the automotive dealership industry has been a particular target of identity thieves. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. We have implemented security measures that are designed to detect and protect against cyberattacks. Despite these measures and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, are vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, or other events. Some of our third-party service providers have experienced security breaches, although we have not been significantly impacted. If an unauthorized party is successful in obtaining confidential information of our dealerships or our customers or disrupting our operations through a cyberattack, it can increase costs of doing business, negatively affect customer satisfaction and loyalty, expose us to negative publicity, result in individual claims or consumer class actions, administrative, and civil or criminal investigations or actions, any of which could have a material adverse effect on our business, results of operations or financial condition.
In addition, we are subject to numerous laws and regulations designed to protect information of clients, customers, employees and other third parties that we collect and maintain. See Item 1. Business — Governmental Regulations for information on our risks related to compliance with such laws and regulations.
Our insurance does not fully cover all of our operational risks, and changes in the cost of insurance or the availability of insurance could materially increase our insurance costs or result in a decrease in our insurance coverage.
The operation of automobile dealerships is subject to a broad variety of risks. While we have insurance on our real property, comprehensive coverage for our vehicle inventory, general liability insurance, workers’ compensation insurance, employee dishonesty coverage, cybersecurity breach insurance, employment practices liability insurance, pollution coverage and errors and omissions insurance in connection with vehicle sales and financing activities, we are self-insured for a portion of our potential liabilities. We purchase insurance policies for worker’s compensation, liability, auto physical damage, property, pollution, employee medical benefits and other risks consisting of large deductibles and/or self-insured retentions.
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

Natural disasters and adverse weather events can disrupt our business and may adversely impact our results of operations, financial condition and cash flows.
Some of our dealerships are concentrated in states and regions in the U.S., U.K. and Brazil, in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, snow storms, flooding and hail storms) have in the past, and may in the future, disrupt our dealership operations. A disruption in our operations may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property value at dealership locations. Natural disasters and severe weather events have in the past and may in the future impair the value of our dealership property. Although we have, subject to certain limitations and exclusions, substantial insurance, including business interruption insurance, we may be exposed to uninsured losses that could have a material adverse effect on our business, results of operations and financial condition. For example, in 2019 Tropical Storm Imelda caused catastrophic flooding in Beaumont, Texas, resulting in $11.9 million in damages not covered by insurance. In 2017, Hurricane Harvey caused catastrophic flooding in Houston, Texas, one of our primary markets, resulting in $14.7 million in damages not covered by insurance. Additionally, should we suffer significant losses in a short period of time, we run the risk that our premiums and/or deductibles could increase, which could adversely affect our business.
Risks associated with our international operations could have a material adverse effect on our business, results of operations and financial condition.
We have operations outside the U.S., including the U.K. and Brazil. As a result, we face political and economic risks and uncertainties with respect to our international operations. These risks may include the following, but are not limited to:
•wage inflation in emerging markets;
•legal uncertainties, timing delays and expenses associated with tariffs, labor matters, import or export licenses and other trade barriers;
•transparency issues in general and, more specifically, the U.S. Foreign Corrupt Practices Act of 1974, as amended, the U.K. Bribery Act and other anti-corruption compliance laws and issues;
•inability to obtain or preserve franchise rights in the foreign countries in which we operate; and
•fluctuations in foreign currency translations within our financial statements driven by exchange rate volatility.
Legal, Regulatory and Compliance Risks
We are subject to automotive and other laws and regulations, which, if we are found to have violated, may adversely affect our business and results of operations.
We operate in a highly regulated industry. A number of laws and regulations applicable to automotive companies affect our business and conduct, including, but not limited to, our sales, operations, financing, insurance, advertising and employment practices. Other rules such as franchise laws and regulations, consumer protection laws and other extensive laws and regulations apply to new and used motor vehicle dealers. Additionally, in every jurisdiction in which we operate, we must obtain various permits and licenses in order to conduct our businesses. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory remedial obligations or the issuance of injunctions limiting or prohibiting our operations.
Refer to Item 1. Business — Governmental Regulations for further discussion of automotive and other laws and regulations impacting our business.
Operational risks associated with environmental laws and regulations may expose us to significant costs and liabilities.
Our business activities in the U.S., U.K. and Brazil are subject to stringent federal, regional, state and local laws, regulations and other controls governing specific health and safety criteria to address worker protection, the release of materials into the environment or otherwise relating to environmental protection. These laws, regulations and controls may impose numerous obligations upon our operations including the acquisition of permits to conduct regulated activities, the imposition of restrictions on where or how to manage or dispose of used products and wastes, the occurrence of capital expenditures to limit or prevent releases of such material and the imposition of substantial liabilities for pollution resulting from our operations or attributable to former operations. Our compliance with these regulations may expose us to significant costs and liabilities.
Additionally, vehicle manufacturers in the U.S., U.K. and Brazil are subject to varying guidelines, laws and regulations adopted by their applicable governmental and administrative agencies, which include GHG emissions and CAFE standards in the U.S. Such standards may affect our manufacturers’ ability to produce cost effective vehicles, which may have a material adverse effect on our sales.

Refer to Item 1. Business — Governmental Regulations for further discussion of environmental and regulations impacting our business.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our corporate headquarters, located at 800 Gessner, Suite 500, Houston, Texas, as well as our regional headquarters in Brazil. We own our regional headquarters in the U.K. As of December 31, 2020, we had 184 dealerships as shown below by region and by whether the associated real estate is leased or owned:

	Dealerships
Region	Owned	Leased
United States	83	34
United Kingdom	23	27
Brazil	5	12
Total	111	73
Item 3. Legal Proceedings
From time to time, our dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, as well as claims involving the manufacturer of automobiles, contractual disputes and other matters arising in the ordinary course of business. We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. For further discussion of our legal proceedings, refer to Note 16. Commitments and Contingencies within our Notes to Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not Applicable.
PART II
Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol “GPI.” There were 43 holders of record of our common stock as of February 18, 2021. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1 — October 31, 2020	22,799	$106.08	22,799	$197.6
November 1 — November 30, 2020	86,789	$117.17	86,789	$187.4
December 1 — December 31, 2020	156,220	$119.63	156,220	$168.7
Total	265,808		265,808
(1) Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. On October 5, 2020, our Board of Directors approved a $200.0 million share repurchase authorization. This share repurchase authorization does not have an expiration date. Future share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant.

Performance Graph
The following graph and table compares the performance of our common stock to the S&P 500 Index and to an industry peer group for our last five fiscal years. The members of the peer group are Asbury Automotive Group, Inc., AutoNation, Inc., Lithia Motors, Inc., Penske Automotive Group, Inc. and Sonic Automotive, Inc. The information contained in the table below was provided by Zack’s Investment Research, Inc.
The returns of each member of the peer group are weighted according to each member’s stock market capitalization. The graph assumes that the value of the investment in our common stock, the S&P 500 Index and the peer group was $100 on the last trading day of December 2015, and that all dividends were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2020
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
Group 1 Automotive, Inc.
S&P 500 Index - Total Return
Peer Group

	Base Period	Indexed Returns for the Years Ended
Company /Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Group 1 Automotive, Inc.	$100.00	$104.49	$96.51	$72.81	$140.10	$184.83
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Peer Group	$100.00	$96.27	$98.70	$77.06	$117.97	$173.03

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part I, including the matters set forth in Item 1A. Risk Factors, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are aligned into three regions, which comprise our reportable segments: the U.S., U.K. and Brazil. The U.S. and Brazil segments are led by the President, U.S. and Brazilian Operations, and the U.K. segment is led by an Operations Director, each reporting directly to our Chief Executive Officer, who is the CODM. The President, U.S. and Brazilian Operations, and the U.K. Operations Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management.
As of December 31, 2020, our retail network consisted of 117 dealerships in the U.S., 50 dealerships in the U.K. and 17 dealerships in Brazil. Our operations are primarily located in major metropolitan areas in 15 states in the U.S., 33 towns in the U.K. and three states in Brazil.
Our operating results reflect the combined performance of each of our interrelated business activities, which include the sale of new vehicles, used vehicles, F&I products and parts, as well as maintenance and repair business. Historically, each of these activities has been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, consumer transportation preferences, discretionary spending levels, availability and affordability of consumer credit, manufacturer incentives, weather patterns, fuel prices and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may delay their purchasing decisions altogether, electing instead to continue to maintain and repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, as well as maintenance, repair and collision services. In addition, our ability to expediently adjust our cost structure in response to changes in new vehicle sales volumes also tempers any negative impact of such sales volume changes.
In 2020, the industry sales in each of our regions was negatively impacted by economic restrictions as a result of the COVID-19 pandemic and the inventory shortages resulting from reduced manufacturer production and parts disruptions, including semiconductor chips. According to U.S. industry experts, the annual new light vehicle unit sales for 2020 decreased 14.8%, to 14.5 million units as compared to the same period in 2019. During 2020, new vehicle registrations decreased 29.4%, to 1.6 million units in the U.K. and decreased 26.6%, to 2.0 million units in Brazil as compared to the same period in 2019. We expect sustained improvements in industry sales volumes in 2021 as all three markets recover from the pandemic.
We were able to partially offset the profit impact from a reduction in total revenues of 9.9% in 2020 as compared to 2019 by increasing gross margins from 15.1% in 2019 to 16.3% in 2020, resulting in a decline in total gross profit of only 2.6%. The increase in gross margins was primarily a result of increased new and used vehicle gross margins due to the inventory shortages. Our cost reduction actions in the spring and summer and an increase in our employee productivity resulted in a decrease in SG&A as a % of gross profit of 8.7% which more than offset the decrease in gross profit and drove record dilutive earnings per share of $15.51 in 2020, a 66.0% increase over 2019.
As of December 31, 2020, our total cash liquidity was $263.7 million, which included $87.3 million of cash on hand and $176.4 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility. We had additional liquidity available under our Acquisition Line. As further discussed in Liquidity and Capital Resources, we have sufficient liquidity currently and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with debt covenants.
Recent Accounting Pronouncements
Refer to Note 1. Business and Summary of Significant Accounting Policies within our Notes to Consolidated Financial Statements for further discussion of the most recent pronouncements that impact us.
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

Goodwill and Intangible Franchise Rights
Goodwill represents the excess, at the date of acquisition, of the purchase price of the business acquired over the fair value of the net tangible and intangible assets acquired. We are organized into three geographic regions, the U.S. region, U.K. region and Brazil region. We have determined that each region represents a reporting unit for the purpose of assessing goodwill for impairment. Our only recognized identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at an individual dealership level.
We evaluate goodwill and intangible franchise rights for impairment annually in the fourth quarter as of October 31, or more frequently if events or circumstances indicate possible impairment has occurred. In evaluating goodwill and intangibles for impairment, an optional qualitative assessment may be initially performed to determine whether it is more-likely-than-not (i.e., a likelihood of greater than 50%) that an impairment exists. If it is concluded that it is more-likely-than-not that an impairment exists, a quantitative test is required to measure the amount of impairment which, for goodwill, consists of comparing the fair value of the reporting unit to its carrying amount and, for intangibles, consists of comparing the fair value of the intangible asset to its carrying amount.
When a quantitative impairment test is performed, we estimate fair value of goodwill using a combination of the discounted cash flow, or income approach, and the market approach. We weight the income approach and market approach 80% and 20%, respectively, in the fair value model. For our intangible franchise rights, we estimate the fair value of the respective franchise right using a discounted cash flow, or income approach. The income approach measures fair value by discounting expected future cash flows at a WACC that proportionately weights the cost of debt and equity. Significant assumptions in the model include revenue growth rates, future gross margins, future SG&A expenses, the WACC and terminal growth rates. We apply a five year projection period which aligns with our strategic plan. Key considerations in the assumed growth rates include industry SAAR projections, macroeconomic conditions including consumer confidence levels, unemployment rates and gross domestic product growth, and internal measures such as historical financial performance, cost control and planned capital expenditures. The revenue growth rates assume a significant increase in 2021 as the business recovers from the pandemic and limited increases in the next four years corresponding with the industry SAAR projections plus a return to more normal vehicle gross margins as inventories recover. Beyond the five forecasted years, the terminal value is determined using a perpetuity growth rate based on long-term inflation projections for each reporting unit. Significant inputs to the WACC include the risk free rate, an adjustment for stock market risk, an adjustment for company size risk and country risk adjustments for the U.K. and Brazil. In 2020, the WACC applied in the impairment tests for the U.S., U.K. and Brazil was 11%, 13% and 16%, respectively. For the market approach, we utilize recent market multiples of guideline companies for both revenue and pre-tax net income weighted as appropriate by reporting unit. Developing these assumptions requires applying management’s knowledge of the industry, recent transactions and reasonable performance expectations for its operations.
The qualitative test includes a review of changes, since the last quantitative test was performed, in those assumptions having the most significant impact on the current year fair value, which are consistent with the significant assumptions identified in the quantitative test above.
During the year ended December 31, 2020, we recorded goodwill impairment charges of $10.7 million within the Brazil reporting unit, largely due to the impact of the COVID-19 pandemic on our Brazilian markets and our operations. There was no remaining goodwill balance in the Brazil segment following the impairment charges recorded in 2020. As of the last quantitative test performed for the U.S. and U.K. reporting units in the fourth quarter of 2018, the fair value of the reporting units each exceeded their respective carrying values by over 90%. Based on the qualitative test performed for the U.S. and U.K. reporting units in the fourth quarter of 2020, no quantitative test was deemed necessary. No goodwill impairments were recorded on any reporting units during the year ended December 31, 2019.
During the years ended December 31, 2020 and 2019, we recorded $20.8 million and $19.0 million, respectively, of impairments of intangible franchise rights. As our intangible franchise rights are tested for impairment at the dealership level, any impairments are specific to the performance and outlook of the respective dealership. The impact of the COVID-19 pandemic on the economy and unemployment in 2020 adversely impacted our long-term outlook projections, which resulted in the impairment charges on certain dealerships in the U.S., U.K. and Brazil. See Item 1. Business for a discussion of the impact of COVID-19 pandemic on each of our regions and our response to date. If the COVID-19 pandemic and any lockdowns or other restrictions to contain the pandemic continue and impact our long-term projections, we may be required to record additional impairment charges in the future.
Refer to Note 11. Intangible Franchise Rights and Goodwill within our Notes to Consolidated Financial Statements for further discussion of our goodwill and intangibles, including the results of our impairment testing.

Results of Operations
The “same store” amounts presented below include the results of dealerships and corporate headquarters for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. For example, the results for a dealership acquired on August 15, 2020 will appear in our same store comparison beginning in 2021 for the period September 2021 through December 2021, when comparing to September 2020 through December 2020 results. If we disposed of a store on August 15, 2020, the results from this store would be excluded from same store results beginning in August 2020 as July 2020 was the last full month the dealership was owned by us. Same store results provide a measurement of our ability to grow revenues and profitability of our existing stores and also provide a metric for peer group comparisons. For these reasons, same store results allows management to manage and monitor the performance of the business and is also useful to investors.
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
Certain amounts in the financial statements may not compute due to rounding. All computations have been calculated using unrounded amounts for all periods presented. Additionally, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2019 compared to fiscal year 2018.

The following tables summarize our operating results on a reported basis and on a Same Store basis for the year ended December 31, 2020 as compared to 2019.
Reported Operating Data — Consolidated
(In millions, except unit data)

	For the Years Ended December 31,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$5,580.8	$6,314.1	$(733.3)	(11.6)%	$(37.5)	(11.0)%
Used vehicle retail sales	3,105.7	3,366.6	(261.0)	(7.8)%	(5.8)	(7.6)%
Used vehicle wholesale sales	308.1	355.2	(47.1)	(13.3)%	(2.3)	(12.6)%
Total used	3,413.7	3,721.8	(308.1)	(8.3)%	(8.1)	(8.1)%
Parts and service sales	1,389.3	1,510.0	(120.7)	(8.0)%	(7.1)	(7.5)%
F&I, net	467.9	497.9	(29.9)	(6.0)%	(1.1)	(5.8)%
Total revenues	$10,851.8	$12,043.8	$(1,191.9)	(9.9)%	$(53.8)	(9.4)%
Gross profit:
New vehicle retail sales	$330.5	$300.8	$29.7	9.9%	$(3.1)	10.9%
Used vehicle retail sales	208.7	201.3	7.4	3.7%	(0.6)	4.0%
Used vehicle wholesale sales	11.0	1.0	10.0	991.6%	(0.3)	1017.5%
Total used	219.7	202.3	17.4	8.6%	(0.9)	9.0%
Parts and service sales	750.8	815.0	(64.1)	(7.9)%	(2.9)	(7.5)%
F&I, net	467.9	497.9	(29.9)	(6.0)%	(1.1)	(5.8)%
Total gross profit	$1,769.0	$1,816.0	$(47.0)	(2.6)%	$(7.9)	(2.2)%
Gross margin:
New vehicle retail sales	5.9%	4.8%	1.2%
Used vehicle retail sales	6.7%	6.0%	0.7%
Used vehicle wholesale sales	3.6%	0.3%	3.3%
Total used	6.4%	5.4%	1.0%
Parts and service sales	54.0%	54.0%	0.1%
F&I, net	100.0%	100.0%	—%
Total gross margin	16.3%	15.1%	1.2%
Units sold:
Retail new vehicles sold	140,221	169,136	(28,915)	(17.1)%
Retail used vehicles sold	140,118	158,549	(18,431)	(11.6)%
Wholesale used vehicles sold	41,786	51,205	(9,419)	(18.4)%
Total used	181,904	209,754	(27,850)	(13.3)%
Average sales price per unit sold:
New vehicle retail	$39,800	$37,332	$2,469	6.6%	$(268)	7.3%
Used vehicle retail	$22,165	$21,234	$931	4.4%	$(42)	4.6%
Gross profit per unit sold:
New vehicle retail sales	$2,357	$1,778	$578	32.5%	$(22)	33.7%
Used vehicle retail sales	$1,490	$1,270	$220	17.3%	$(4)	17.6%
Used vehicle wholesale sales	$263	$20	$244	1,237.7%	$(6)	1,269.3%
Total used	$1208	$965	$243	25.2%	$(5)	25.7%
F&I PRU	$1,669	$1,519	$150	9.9%	$(4)	10.1%
Other:
SG&A expenses	$1,169.3	$1,358.4	$(189.1)	(13.9)%	$(7.3)	(13.4)%
SG&A as % gross profit	66.1%	74.8%	(8.7)%
Floorplan expense:
Floorplan interest expense	$39.5	$61.6	$(22.1)	(35.8)%	$(0.1)	(35.7)%
Less: floorplan assistance (1)	47.3	49.1	(1.8)	(3.7)%	—	(3.7)%
Net floorplan expense	$(7.8)	$12.4	$(20.2)	(162.6)%	$(0.1)	(162.0)%
(1) Floorplan assistance is included within New vehicle retail Gross profit above and New vehicle retail Cost of sales in our Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	For the Years Ended December 31,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$5,463.0	$6,260.6	$(797.7)	(12.7)%	$(37.0)	(12.2)%
Used vehicle retail sales	3,023.6	3,328.2	(304.6)	(9.2)%	(5.7)	(9.0)%
Used vehicle wholesale sales	299.8	346.4	(46.6)	(13.4)%	(2.2)	(12.8)%
Total used	3,323.4	3,674.6	(351.2)	(9.6)%	(7.9)	(9.3)%
Parts and service sales	1,356.7	1,483.3	(126.6)	(8.5)%	(7.2)	(8.0)%
F&I, net	461.9	494.3	(32.4)	(6.6)%	(1.1)	(6.3)%
Total revenues	$10,605.0	$11,912.9	$(1,307.9)	(11.0)%	$(53.1)	(10.5)%
Gross profit:
New vehicle retail sales	$321.3	$298.7	$22.6	7.6%	$(3.1)	8.6%
Used vehicle retail sales	203.7	199.9	3.7	1.9%	(0.6)	2.2%
Used vehicle wholesale sales	10.9	1.3	9.7	757.1%	(0.3)	777.5%
Total used	214.6	201.2	13.4	6.7%	(0.9)	7.1%
Parts and service sales	732.3	802.1	(69.7)	(8.7)%	(2.9)	(8.3)%
F&I, net	461.9	494.3	(32.4)	(6.6)%	(1.1)	(6.3)%
Total gross profit	$1,730.1	$1,796.3	$(66.2)	(3.7)%	$(7.9)	(3.2)%
Gross margin:
New vehicle retail sales	5.9%	4.8%	1.1%
Used vehicle retail sales	6.7%	6.0%	0.7%
Used vehicle wholesale sales	3.6%	0.4%	3.3%
Total used	6.5%	5.5%	1.0%
Parts and service sales	54.0%	54.1%	(0.1)%
F&I, net	100.0%	100.0%	—%
Total gross margin	16.3%	15.1%	1.2%
Units sold:
Retail new vehicles sold	137,302	167,245	(29,943)	(17.9)%
Retail used vehicles sold	136,865	156,539	(19,674)	(12.6)%
Wholesale used vehicles sold	40,767	50,282	(9,515)	(18.9)%
Total used	177,632	206,821	(29,189)	(14.1)%
Average sales price per unit sold:
New vehicle retail	$39,788	$37,434	$2,354	6.3%	$(269)	7.0%
Used vehicle retail	$22,092	$21,261	$830	3.9%	$(41)	4.1%
Gross profit per unit sold:
New vehicle retail sales	$2,340	$1,786	$554	31.0%	$(22)	32.3%
Used vehicle retail sales	$1,488	$1,277	$211	16.5%	$(4)	16.9%
Used vehicle wholesale sales	$268	$25	$243	957.2%	$(6)	982.3%
Total used	$1,208	$973	$235	24.2%	$(5)	24.7%
F&I PRU	$1,685	$1,527	$158	10.3%	$(4)	10.6%
Other:
SG&A expenses	$1,143.0	$1,338.9	$(195.9)	(14.6)%	$(7.2)	(14.1)%
SG&A as % gross profit	66.1%	74.5%	(8.5)%

Reported Operating Data — U.S.
(In millions, except unit data)

	For the Years Ended December 31,
	2020	2019	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$4,406.6	$4,832.2	$(425.6)	(8.8)%
Used vehicle retail sales	2,348.5	2,509.9	(161.4)	(6.4)%
Used vehicle wholesale sales	169.4	174.5	(5.0)	(2.9)%
Total used	2,517.9	2,684.4	(166.5)	(6.2)%
Parts and service sales	1,162.6	1,234.4	(71.8)	(5.8)%
F&I, net	416.3	433.2	(16.9)	(3.9)%
Total revenues	$8,503.4	$9,184.2	$(680.8)	(7.4)%
Gross profit:
New vehicle retail sales	$272.4	$228.8	$43.5	19.0%
Used vehicle retail sales	162.8	161.7	1.1	0.7%
Used vehicle wholesale sales	7.7	2.5	5.2	207.5%
Total used	170.5	164.2	6.3	3.9%
Parts and service sales	626.8	668.5	(41.8)	(6.2)%
F&I, net	416.3	433.2	(16.9)	(3.9)%
Total gross profit	$1,486.0	$1,494.8	$(8.8)	(0.6)%
Gross margin:
New vehicle retail sales	6.2%	4.7%	1.4%
Used vehicle retail sales	6.9%	6.4%	0.5%
Used vehicle wholesale sales	4.6%	1.4%	3.1%
Total used	6.8%	6.1%	0.7%
Parts and service sales	53.9%	54.2%	(0.2)%
F&I, net	100.0%	100.0%	—%
Total gross margin	17.5%	16.3%	1.2%
Units sold:
Retail new vehicles sold	105,022	122,096	(17,074)	(14.0)%
Retail used vehicles sold	108,411	121,016	(12,605)	(10.4)%
Wholesale used vehicles sold	24,679	28,577	(3,898)	(13.6)%
Total used	133,090	149,593	(16,503)	(11.0)%
Average sales price per unit sold:
New vehicle retail	$41,959	$39,577	$2,382	6.0%
Used vehicle retail	$21,663	$20,740	$922	4.4%
Gross profit per unit sold:
New vehicle retail sales	$2,593	$1,874	$719	38.4%
Used vehicle retail sales	$1,502	$1,336	$166	12.4%
Used vehicle wholesale sales	$313	$88	$225	256.0%
Total used	$1,281	$1,098	$184	16.7%
F&I PRU	$1,951	$1,782	$169	9.5%
Other:
SG&A expenses	$947.0	$1,075.6	$(128.5)	(12.0)%
SG&A as % gross profit	63.7%	72.0%	(8.2)%

Same Store Operating Data — U.S.
(In millions, except unit data)

	For the Years Ended December 31,
	2020	2019	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$4,343.5	$4,806.3	$(462.8)	(9.6)%
Used vehicle retail sales	2,299.4	2,489.2	(189.8)	(7.6)%
Used vehicle wholesale sales	167.1	171.5	(4.4)	(2.6)%
Total used	2,466.5	2,660.7	(194.2)	(7.3)%
Parts and service sales	1,145.6	1,225.2	(79.7)	(6.5)%
F&I, net	412.8	430.8	(18.0)	(4.2)%
Total revenues	$8,368.4	$9,123.1	$(754.6)	(8.3)%
Gross profit:
New vehicle retail sales	$265.5	$227.6	$37.9	16.7%
Used vehicle retail sales	159.5	160.7	(1.2)	(0.7)%
Used vehicle wholesale sales	7.7	2.5	5.2	204.5%
Total used	167.2	163.2	4.0	2.5%
Parts and service sales	616.6	663.7	(47.1)	(7.1)%
F&I, net	412.8	430.8	(18.0)	(4.2)%
Total gross profit	$1,462.2	$1,485.3	$(23.1)	(1.6)%
Gross margin:
New vehicle retail sales	6.1%	4.7%	1.4%
Used vehicle retail sales	6.9%	6.5%	0.5%
Used vehicle wholesale sales	4.6%	1.5%	3.2%
Total used	6.8%	6.1%	0.6%
Parts and service sales	53.8%	54.2%	(0.3)%
F&I, net	100.0%	100.0%	—%
Total gross margin	17.5%	16.3%	1.2%
Units sold:
Retail new vehicles sold	103,790	121,322	(17,532)	(14.5)%
Retail used vehicles sold	106,611	119,655	(13,044)	(10.9)%
Wholesale used vehicles sold	24,410	28,113	(3,703)	(13.2)%
Total used	131,021	147,768	(16,747)	(11.3)%
Average sales price per unit sold:
New vehicle retail	$41,849	$39,616	$2,233	5.6%
Used vehicle retail	$21,568	$20,803	$765	3.7%
Gross profit per unit sold:
New vehicle retail sales	$2,558	$1,876	$682	36.4%
Used vehicle retail sales	$1,496	$1,343	$153	11.4%
Used vehicle wholesale sales	$317	$90	$227	250.7%
Total used	$1,276	$1,104	$172	15.6%
F&I PRU	$1,962	$1,788	$174	9.8%
Other:
SG&A expenses	$934.6	$1,068.9	$(134.3)	(12.6)%
SG&A as % gross profit	63.9%	72.0%	(8.0)%

Year Ended December 31, 2020 compared to 2019
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
Revenues
Total revenues in the U.S. during the year ended December 31, 2020 decreased $680.8 million, or 7.4%, as compared to the same period in 2019. Total same store revenues in the U.S. during the year ended December 31, 2020 decreased $754.6 million, or 8.3%, as compared to the same period in 2019. The decrease in U.S. same store revenues was driven by declines in all of our revenues streams. The declines of 9.6% in new vehicle retail same store sales, 7.6% in used vehicle retail same store sales and 2.6% in used vehicle wholesale same store sales were driven by decreases of 14.5%, 10.9% and 13.2% in new vehicle, used vehicle retail and used vehicle wholesale unit sales, respectively, reflecting reduced demand at our dealerships caused by the COVID-19 pandemic and inventory supply shortages, in part due to reduced OEM production rates. Our recent online new and used vehicle sales platform, AcceleRide®, was instrumental in allowing us to connect with and serve our customers throughout the social distancing requirements and served to help limit our declines. Parts and service same store revenues decreased 6.5% driven by an 18.9% decrease in collision revenues, a 9.6% decrease in warranty revenues, a 3.9% decrease in customer-pay revenues and a 0.9% decrease in wholesale parts revenues. F&I same store revenues decreased 4.2% as a result of a decrease of 12.7% in our retail unit sales as discussed above, which was partially offset by higher penetration rates and income per contract on many of our finance and insurance product offerings and a decline in our overall chargeback experience.
Gross Profit
Total gross profit in the U.S. during the year ended December 31, 2020 decreased $8.8 million, or 0.6%, as compared to the same period in 2019. Total same store gross profit in the U.S. during the year ended December 31, 2020 decreased $23.1 million, or 1.6%, as compared to the same period in 2019. The decrease in total gross profit was driven by decreases in all of our operations except for new vehicle retail and used vehicle wholesale. New vehicle retail same store gross profit increased 16.7% driven by a 36.4% increase in new vehicle same store gross profit per unit sold, which was partially offset by a 14.5% decrease in new vehicle retail unit sales. The increase in same store new vehicle gross profit per unit sold was related to supply constraints of new vehicle inventory as many manufacturers put a hold on production due to the COVID-19 pandemic earlier in the year and have not yet returned to normal production levels. Used vehicle retail same store gross profit remained relatively flat, as a 10.9% decrease in used vehicle unit sales was offset by an 11.4% increase in used vehicle retail same store average gross profit per unit. Used vehicle retail same store gross profit was impacted by both inventory supply constraints and the reduced demand during the first half of the year caused by the COVID-19 pandemic. Used vehicle wholesale same store gross profit was driven by an increase in used vehicle wholesale same store gross profit per unit sold, which was partially offset by a 13.2% decrease in used vehicle wholesale unit sales. The increase in same store used vehicle wholesale profit per unit sold was driven by higher auction prices due to industry supply constraints. Parts and service same store gross profit and F&I same store gross profit decreased 7.1% and 4.2%, respectively, driven by the decreases described above. Total same store gross margin increased 120 basis points primarily as a result of higher new vehicle and used vehicle retail and wholesale margins related to inventory supply constraints.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in the U.S. during the year ended December 31, 2020 decreased $128.5 million, or 12.0%, as compared to the same period in 2019. Total same store SG&A expenses in the U.S. during the year ended December 31, 2020, decreased $134.3 million, or 12.6%, as compared to the same period in 2019. As market conditions have improved in the second half of 2020, we have strived to retain the lower operating cost structure put in place as a result of the pandemic. Total same store SG&A expenses in the U.S. for the year ended 2019 included $17.8 million in net costs associated with hailstorms and flooding from Tropical Storm Imelda in Texas; $1.1 million in non-core legal expenses; and $0.5 million in net gains on real estate and dealership transactions. Total same store SG&A expenses in the U.S. for the year ended 2020 included $10.6 million in expense for an out-of-period adjustment related to stock-based compensation and a $2.7 million gain related to a favorable legal settlement. Total same store SG&A as a percent of gross profit decreased from 72.0% for the twelve months ended 2019 to 63.9% for the same period of 2020, driven by cost cutting measures taken to mitigate the impact of the COVID-19 pandemic.

Reported Operating Data — U.K.
(In millions, except unit data)

	For the Years Ended December 31,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,021.8	$1,195.1	$(173.2)	(14.5)%	$3.7	(14.8)%
Used vehicle retail sales	707.2	771.3	(64.1)	(8.3)%	7.4	(9.3)%
Used vehicle wholesale sales	126.4	162.3	(36.0)	(22.2)%	1.2	(22.9)%
Total used	833.5	933.7	(100.1)	(10.7)%	8.5	(11.6)%
Parts and service sales	194.8	227.9	(33.1)	(14.5)%	2.2	(15.5)%
F&I, net	46.6	57.0	(10.4)	(18.2)%	0.3	(18.7)%
Total revenues	$2,096.8	$2,413.7	$(316.8)	(13.1)%	$14.7	(13.7)%
Gross profit:
New vehicle retail sales	$47.0	$54.2	$(7.2)	(13.4)%	$—	(13.4)%
Used vehicle retail sales	42.1	33.7	8.4	24.9%	0.5	23.4%
Used vehicle wholesale sales	2.5	(2.7)	5.2	190.8%	—	191.2%
Total used	44.6	31.0	13.6	43.8%	0.5	42.1%
Parts and service sales	109.9	125.4	(15.5)	(12.4)%	1.3	(13.4)%
F&I, net	46.6	57.0	(10.4)	(18.2)%	0.3	(18.7)%
Total gross profit	$248.1	$267.7	$(19.6)	(7.3)%	$2.1	(8.1)%
Gross margin:
New vehicle retail sales	4.6%	4.5%	0.1%
Used vehicle retail sales	6.0%	4.4%	1.6%
Used vehicle wholesale sales	1.9%	(1.7)%	3.6%
Total used	5.3%	3.3%	2.0%
Parts and service sales	56.4%	55.0%	1.4%
F&I, net	100.0%	100.0%	—%
Total gross margin	11.8%	11.1%	0.7%
Units sold:
Retail new vehicles sold	29,684	37,565	(7,881)	(21.0)%
Retail used vehicles sold	29,091	33,121	(4,030)	(12.2)%
Wholesale used vehicles sold	15,651	20,694	(5,043)	(24.4)%
Total used	44,742	53,815	(9,073)	(16.9)%
Average sales price per unit sold:
New vehicle retail	$34,424	$31,814	$2,610	8.2%	$124	7.8%
Used vehicle retail	$24,309	$23,288	$1,021	4.4%	$253	3.3%
Gross profit per unit sold:
New vehicle retail sales	$1,583	$1,443	$139	9.7%	$2	9.5%
Used vehicle retail sales	$1,448	$1,018	$430	42.2%	$17	40.5%
Used vehicle wholesale sales	$157	$(131)	$288	220.1%	$(1)	220.6%
Total used	$997	$576	$420	72.9%	$11	71.0%
F&I PRU	$793	$806	$(13)	(1.6)%	$5	(2.3)%
Other:
SG&A expenses	$191.2	$236.9	$(45.6)	(19.3)%	$1.6	(19.9)%
SG&A as % gross profit	77.1%	88.5%	(11.4)%

Same Store Operating Data — U.K.
(In millions, except unit data)

	For the Years Ended December 31,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$967.0	$1,170.3	$(203.2)	(17.4)%	$4.2	(17.7)%
Used vehicle retail sales	674.2	756.5	(82.3)	(10.9)%	7.5	(11.9)%
Used vehicle wholesale sales	120.4	158.7	(38.2)	(24.1)%	1.2	(24.9)%
Total used	794.7	915.1	(120.5)	(13.2)%	8.7	(14.1)%
Parts and service sales	179.3	211.2	(31.9)	(15.1)%	2.1	(16.1)%
F&I, net	44.1	55.9	(11.9)	(21.2)%	0.3	(21.8)%
Total revenues	$1,985.0	$2,352.6	$(367.5)	(15.6)%	$15.3	(16.3)%
Gross profit:
New vehicle retail sales	$44.7	$53.3	$(8.7)	(16.2)%	$0.1	(16.4)%
Used vehicle retail sales	40.4	33.4	7.0	21.1%	0.5	19.6%
Used vehicle wholesale sales	2.4	(2.5)	4.8	196.2%	—	196.6%
Total used	42.8	30.9	11.9	38.4%	0.5	36.8%
Parts and service sales	101.5	117.6	(16.1)	(13.7)%	1.2	(14.7)%
F&I, net	44.1	55.9	(11.9)	(21.2)%	0.3	(21.8)%
Total gross profit	$233.1	$257.8	$(24.8)	(9.6)%	$2.1	(10.4)%
Gross margin:
New vehicle retail sales	4.6%	4.6%	0.1%
Used vehicle retail sales	6.0%	4.4%	1.6%
Used vehicle wholesale sales	2.0%	(1.6)%	3.5%
Total used	5.4%	3.4%	2.0%
Parts and service sales	56.6%	55.7%	0.9%
F&I, net	100.0%	100.0%	—%
Total gross margin	11.7%	11.0%	0.8%
Units sold:
Retail new vehicles sold	27,997	36,493	(8,496)	(23.3)%
Retail used vehicles sold	27,638	32,550	(4,912)	(15.1)%
Wholesale used vehicles sold	14,901	20,302	(5,401)	(26.6)%
Total used	42,539	52,852	(10,313)	(19.5)%
Average sales price per unit sold:
New vehicle retail	$34,541	$32,069	$2,472	7.7%	$151	7.2%
Used vehicle retail	$24,394	$23,240	$1,154	5.0%	$270	3.8%
Gross profit per unit sold:
New vehicle retail sales	$1,596	$1,462	$134	9.2%	$3	9.0%
Used vehicle retail sales	$1,462	$1,025	$437	42.6%	$18	40.8%
Used vehicle wholesale sales	$159	$(121)	$280	231.0%	$(1)	231.6%
Total used	$1,006	$585	$421	71.9%	$12	69.9%
F&I PRU	$792	$810	$(18)	(2.2)%	$6	(2.9)%
Other:
SG&A expenses	$177.2	$224.7	$(47.5)	(21.1)%	$1.7	(21.9)%
SG&A as % gross profit	76.0%	87.2%	(11.1)%

Year Ended December 31, 2020 compared to 2019
The following discussion of our U.K. operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. Our U.K. dealership operations have been impacted by the restrictions put in place by the national government in efforts to contain the COVID-19 pandemic.
Revenues
Total revenues in the U.K. during the year ended December 31, 2020 decreased $316.8 million, or 13.1%, as compared to the same period in 2019. Total same store revenues in the U.K. during the year ended December 31, 2020 decreased $367.5 million, or 15.6%, as compared to the same period in 2019. On a constant currency basis, total same store revenues decreased 16.3% driven by decreases in all of our operations due to the COVID-19 pandemic. Beginning March 21, 2020, the government mandated the closure of all U.K. dealerships in efforts to stop the spread of the virus. The government shutdown remained in effect through May 18, 2020 for service, with the exception of emergency vehicle repairs. U.K. showrooms were allowed to reopen on June 1, 2020. However, cases of COVID-19 started to rise again causing another government-ordered lockdown beginning November 5, 2020, continuing at different levels through December. Business recovered between June and November but not enough to offset the declines caused by the shutdowns. New vehicle retail same store revenues on a constant currency basis decreased 17.7%, as a 23.3% decrease in new vehicle retail same store unit sales was partially offset by a 7.2% increase in new vehicle retail same store average sales price per unit sold. On a constant currency basis, used vehicle retail same store revenues decreased 11.9%, as a 15.1% decline in used vehicle retail same store unit sales was partially offset by a 3.8% increase in used vehicle retail same store average sales price per unit sold. Parts and service same store revenues decreased 16.1% on a constant currency basis driven by declines of 9.4% in customer-pay, 24.8% in warranty, 29.9% in collision and 23.0% in wholesale parts revenues. The decreases in all parts and service businesses are a result of the limitations put in place due to the COVID-19 pandemic. F&I same store revenues on a constant currency basis decreased 21.8% driven by the decline in retail unit sales and lower penetration rates.
Gross Profit
Total gross profit in the U.K. during the year ended December 31, 2020 decreased $19.6 million, or 7.3%, as compared to the same period in 2019. Total same store gross profit in the U.K. during the year ended December 31, 2020 decreased $24.8 million, or 9.6%, as compared to the same period in 2019. On a constant currency basis, total same store gross profit decreased 10.4% driven by decreases in all of our operations, except for used vehicle, as a result of the COVID-19 pandemic. New vehicle retail same store gross profit on a constant currency basis decreased 16.4% driven by the decline in retail units discussed above, partially offset by a 9.0% increase in new vehicle retail same store average gross profit per unit sold. The increase in new vehicle retail same store gross profit per unit sold reflects supply constraints related to the COVID-19 pandemic as many manufacturers had put a hold on production earlier in the year. Used vehicle retail same store gross profit on a constant currency basis increased 19.6%, as a 15.1% decrease in used vehicle retail same store unit sales was more than offset by a 40.8% increase in used vehicle retail same store average gross profit per unit sold. The increase in used vehicle retail same store average gross profit per unit sold reflects supply constraints similar to new vehicles. Used vehicle wholesale same store gross profit improved 196.6% on a constant currency basis driven by an increase in auction prices due to supply constraints and improved processes. Parts and service same store gross profit on a constant currency basis decreased 14.7% as a result of a 16.1% decline in revenues discussed above. F&I same store gross profit on a constant currency basis decreased 21.8% as discussed above.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in the U.K. during the year ended December 31, 2020 decreased $45.6 million, or 19.3%, as compared to the same period in 2019. Total same store SG&A expenses in the U.K. during the year ended December 31, 2020, decreased $47.5 million, or 21.1%, as compared to the same period in 2019. On a constant currency basis, total same store SG&A expenses decreased 21.9% driven by the implementation and execution of cost reduction strategies as a reaction to the COVID-19 pandemic coupled with a temporary suspension of the city tax. These cost savings enabled us to more than offset the decline in gross profit. Total same store SG&A expenses in 2020 included $1.2 million in severance costs for redundancy due to the COVID-19 pandemic. Total same store SG&A expenses in 2019 included $0.2 million in losses on dealership and real estate transactions. As a percentage of gross profit, total same store SG&A expenses improved from 87.2% for the year ended 2019 to 76.0% for the same period in 2020.

Reported Operating Data — Brazil
(In millions, except unit data)

	For the Years Ended December 31,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$152.4	$286.8	$(134.4)	(46.9)%	$(41.2)	(32.5)%
Used vehicle retail sales	50.0	85.4	(35.4)	(41.4)%	(13.2)	(26.0)%
Used vehicle wholesale sales	12.3	18.3	(6.1)	(33.1)%	(3.5)	(14.2)%
Total used	62.3	103.7	(41.5)	(40.0)%	(16.7)	(23.9)%
Parts and service sales	31.9	47.6	(15.7)	(33.0)%	(9.3)	(13.5)%
F&I, net	5.0	7.6	(2.7)	(34.9)%	(1.4)	(16.6)%
Total revenues	$251.6	$445.9	$(194.3)	(43.6)%	$(68.6)	(28.2)%
Gross profit:
New vehicle retail sales	$11.1	$17.8	$(6.7)	(37.5)%	$(3.1)	(19.8)%
Used vehicle retail sales	3.8	5.9	(2.1)	(36.2)%	(1.1)	(17.3)%
Used vehicle wholesale sales	0.8	1.2	(0.4)	(32.7)%	(0.3)	(11.9)%
Total used	4.6	7.1	(2.5)	(35.6)%	(1.4)	(16.4)%
Parts and service sales	14.2	21.0	(6.8)	(32.5)%	(4.1)	(12.8)%
F&I, net	5.0	7.6	(2.7)	(34.9)%	(1.4)	(16.6)%
Total gross profit	$34.8	$53.5	$(18.7)	(34.9)%	$(10.0)	(16.2)%
Gross margin:
New vehicle retail sales	7.3%	6.2%	1.1%
Used vehicle retail sales	7.5%	6.9%	0.6%
Used vehicle wholesale sales	6.6%	6.6%	—%
Total used	7.3%	6.8%	0.5%
Parts and service sales	44.5%	44.2%	0.3%
F&I, net	100.0%	100.0%	—%
Total gross margin	13.9%	12.0%	1.8%
Units sold:
Retail new vehicles sold	5,515	9,475	(3,960)	(41.8)%
Retail used vehicles sold	2,616	4,412	(1,796)	(40.7)%
Wholesale used vehicles sold	1,456	1,934	(478)	(24.7)%
Total used	4,072	6,346	(2,274)	(35.8)%
Average sales price per unit sold:
New vehicle retail	$27,639	$30,274	$(2,636)	(8.7)%	$(7,475)	16.0%
Used vehicle retail	$19,120	$19,356	$(236)	(1.2)%	$(5,041)	24.8%
Gross profit per unit sold:
New vehicle retail sales	$2,012	$1,874	$139	7.4%	$(568)	37.7%
Used vehicle retail sales	$1,438	$1,336	$102	7.6%	$(426)	39.5%
Used vehicle wholesale sales	$559	$625	$(66)	(10.6)%	$(172)	17.0%
Total used	$1,124	$1,120	$4	0.4%	$(335)	30.3%
F&I PRU	$612	$551	$61	11.1%	$(172)	42.4%
Other:
SG&A expenses	$31.1	$46.0	$(14.9)	(32.4)%	$(8.9)	(13.0)%
SG&A as % gross profit	89.2%	85.8%	3.4%

Same Store Operating Data — Brazil
(In millions, except unit data)

	For the Years Ended December 31,
	2020	2019	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$152.4	$284.0	$(131.6)	(46.3)%	$(41.2)	(31.8)%
Used vehicle retail sales	50.0	82.6	(32.6)	(39.5)%	(13.1)	(23.5)%
Used vehicle wholesale sales	12.3	16.2	(4.0)	(24.4)%	(3.4)	(3.2)%
Total used	62.3	98.8	(36.5)	(37.0)%	(16.6)	(20.2)%
Parts and service sales	31.9	46.9	(15.0)	(32.0)%	(9.3)	(12.1)%
F&I, net	5.0	7.6	(2.6)	(34.3)%	(1.4)	(15.8)%
Total revenues	$251.6	$437.3	$(185.7)	(42.5)%	$(68.4)	(26.8)%
Gross profit:
New vehicle retail sales	$11.1	$17.8	$(6.7)	(37.5)%	$(3.1)	(19.9)%
Used vehicle retail sales	3.8	5.9	(2.1)	(36.2)%	(1.1)	(17.2)%
Used vehicle wholesale sales	0.8	1.2	(0.4)	(31.7)%	(0.3)	(10.7)%
Total used	4.6	7.1	(2.5)	(35.4)%	(1.4)	(16.1)%
Parts and service sales	14.2	20.7	(6.5)	(31.5)%	(4.1)	(11.6)%
F&I, net	5.0	7.6	(2.6)	(34.3)%	(1.4)	(15.8)%
Total gross profit	$34.8	$53.1	$(18.3)	(34.4)%	$(10.0)	(15.6)%
Gross margin:
New vehicle retail sales	7.3%	6.3%	1.0%
Used vehicle retail sales	7.5%	7.1%	0.4%
Used vehicle wholesale sales	6.6%	7.3%	(0.7)%
Total used	7.3%	7.2%	0.2%
Parts and service sales	44.5%	44.2%	0.3%
F&I, net	100.0%	100.0%	—%
Total gross margin	13.9%	12.2%	1.7%
Units sold:
Retail new vehicles sold	5,515	9,430	(3,915)	(41.5)%
Retail used vehicles sold	2,616	4,334	(1,718)	(39.6)%
Wholesale used vehicles sold	1,456	1,867	(411)	(22.0)%
Total used	4,072	6,201	(2,129)	(34.3)%
Average sales price per unit sold:
New vehicle retail	$27,639	$30,118	$(2,480)	(8.2)%	$(7,467)	16.6%
Used vehicle retail	$19,109	$19,051	$59	0.3%	$(5,021)	26.7%
Gross profit per unit sold:
New vehicle retail sales	$2,013	$1,884	$129	6.8%	$(568)	37.0%
Used vehicle retail sales	$1,437	$1,359	$78	5.8%	$(427)	37.2%
Used vehicle wholesale sales	$559	$638	$(79)	(12.4)%	$(172)	14.5%
Total used	$1,123	$1,142	$(19)	(1.6)%	$(336)	27.8%
F&I PRU	$612	$550	$62	11.2%	$(172)	42.5%
Other:
SG&A expenses	$31.1	$45.3	$(14.2)	(31.3)%	$(8.9)	(11.7)%
SG&A as % gross profit	89.3%	85.2%	4.0%

Year Ended December 31, 2020 compared to 2019
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
Revenues
Total revenues in Brazil during the year ended December 31, 2020 decreased $194.3 million, or 43.6%, as compared to the same period in 2019. Total same store revenues in Brazil during the year ended December 31, 2020 decreased $185.7 million, or 42.5%, as compared to the same period in 2019. On a constant currency basis, total same store revenues decreased 26.8% with declines in all business lines. Beginning March 20, 2020, all our dealerships were required to close in efforts to stop the spread of the virus and while our service centers reopened and operated throughout the second quarter, our showrooms did not reopen until May 2020 with reduced hours. New vehicle retail same store revenues on a constant currency basis decreased 31.8%, as a 41.5% decrease in new vehicle retail same store unit sales was partially offset by a 16.6% increase in new vehicle retail same store average sales price per unit sold. Used vehicle retail same store revenues on a constant currency basis decreased 23.5%, reflecting a 39.6% decrease in used vehicle retail same store unit sales partially offset by a 26.7% increase in used vehicle retail same store average sales price per unit sold. Used vehicle wholesale same store revenues declined 3.2%. Reduced demand, limited availability of inventory and the closure of our dealerships during the COVID-19 pandemic drove the reduction in new and used vehicle same store unit sales. The increases in new and used vehicle retail same store average sales price per unit reflect the supply constraints and a change in brand mix, which has shifted towards our higher priced luxury brands. Parts and service same store revenues on a constant currency basis decreased 12.1% driven by declines in customer-pay, warranty and collision business. F&I same store revenues on a constant currency basis decreased 15.8% primarily due to the decline in retail unit sales partially offset by an increase in income per contract for our retail finance fees.
Gross Profit
Total gross profit in Brazil during the year ended December 31, 2020 decreased $18.7 million, or 34.9%, as compared to the same period in 2019. Total same store gross profit in Brazil during the year ended December 31, 2020 decreased $18.3 million, or 34.4%, as compared to the same period in 2019. On a constant currency basis, total same store gross profit decreased 15.6% driven by declines in all business lines. New vehicle retail same store gross profit on a constant currency basis decreased 19.9%, as a 41.5% decline in new vehicle retail same store units sold was partially offset by a 37.0% increase in new vehicle retail same store average gross profit per unit sold. Used vehicle retail same store gross profit on a constant currency basis decreased 17.2% driven by the 39.6% decline in used vehicle retail same store unit sales, partially offset by 37.2% increase in used vehicle retail same store average gross profit per unit sold. Used vehicle wholesale same store gross profit on a constant currency basis decreased 10.7% reflecting the 22.0% decline in wholesale used vehicles same store unit sales partially offset by a 14.5% increase in used vehicle wholesale same store average gross profit per unit sold. The improvement in new and used same store gross profit PRU reflects the shift towards our higher priced luxury brands and the supply constraints experienced during the COVID-19 pandemic as many manufacturers put a hold on production earlier in the year and have not yet returned to normal production levels. Parts and service same store gross profit decreased 11.6% on a constant currency basis, driven by the 12.1% decrease in parts and service revenues as discussed above. F&I same store gross profit on a constant currency basis decreased 15.8% as discussed above.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses, which include legal, professional fees and general corporate expenses. Total SG&A expenses in Brazil during the year ended December 31, 2020, decreased $14.9 million, or 32.4%, as compared to the same period in 2019. Total same store SG&A expenses in Brazil during the year ended December 31, 2020, decreased $14.2 million, or 31.3%, as compared to the same period in 2019. On a constant currency basis, total same store SG&A expenses decreased 11.7% while total gross profit decreased 15.6%, resulting in a 400 basis points increase in total SG&A expenses as a percentage of gross profit. The decrease in same store SG&A expenses was a result of cost control initiatives implemented by the management team centered around reducing personnel expense. Total same store SG&A expenses in 2020 included $0.9 million of severance costs associated with the termination of employees as a result of the COVID-19 pandemic.

The following table (in millions) and discussion of our results of operations is on a consolidated basis, unless otherwise noted.

	For the Years Ended December 31,
	2020	2019	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$75.8	$71.6	$4.2	5.8%
Asset impairments	$37.7	$22.2	$15.5	69.6%
Floorplan interest expense	$39.5	$61.6	$(22.1)	(35.8)%
Other interest expense, net	$62.6	$74.9	$(12.3)	(16.5)%
(Gain) loss on extinguishment of debt	$13.7	$—	$13.7	—%
(Benefit) provision for income taxes	$83.8	$53.3	$30.6	57.4%
Depreciation and Amortization Expense
Total depreciation and amortization expense during the year ended December 31, 2020 increased $4.2 million, or 5.8%, as compared to the same period in 2019. The year over year increase is substantially explained by the increase in our U.S. segment, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience.
Impairment of Assets
We evaluate goodwill and intangible franchise rights for impairment annually in the fourth quarter as of October 31, or more frequently if events or circumstances indicate possible impairment has occurred. During the year ended December 31, 2020, we recorded goodwill impairment charges of $10.7 million within the Brazil reporting unit. No goodwill impairments were recorded during the year ended December 31, 2019. During the year ended December 31, 2020, we recorded franchise rights impairment charges of $11.1 million in the U.K. segment, $9.7 million in the U.S. segment and $0.1 million in the Brazil segment. During the year ended December 31, 2019, we recorded franchise rights impairment charges of $13.4 million in the U.S. segment and $5.6 million in the U.K. segment.
We review long-lived assets including property and equipment and ROU assets for impairment at the lowest level of identifiable cash flows whenever there is evidence that the carrying value of these assets may not be recoverable (i.e., triggering events). During the year ended December 31, 2020, we recorded property and equipment impairment charges of $4.2 million in the U.S. segment, and ROU asset impairment charges of $1.8 million in the U.K. segment and $0.2 million in the Brazil segment. During the year ended December 31, 2019, we recorded property and equipment impairment charges of $1.3 million in the U.S. segment and $0.5 million in the Brazil segment, and ROU asset impairment charges of $1.4 million in the U.K. segment.
See Note 11. Intangible Franchise Rights and Goodwill, Note 9. Property and Equipment, Net and Note 10. Leases within our Notes to Consolidated Financial Statements for further discussion of our impairments.
Floorplan Interest Expense
Total floorplan interest expense during the year ended December 31, 2020 decreased $22.1 million, or 35.8%, as compared to the same period in 2019. Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on LIBOR, Prime rate or a benchmark rate. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure on a portion of our borrowings for a fixed interest rate. The year over year decrease was primarily due to lower inventory levels and lower weighted average interest rates mainly due to a decline in LIBOR, partially offset by higher expense on our interest rate swaps.
Other Interest Expense, Net
Total other interest expense, net during the year ended December 31, 2020 decreased $12.3 million, or 16.5%, as compared to the same period in 2019. Other interest expense, net consists of interest charges primarily on our Senior Notes, real estate related debt and other debt, partially offset by interest income. The year over year decrease was primarily attributable to lower interest rates achieved through debt refinancing in the current year, including the redemption of $300.0 million in aggregate principal of our 5.25% Senior Notes on April 2, 2020, which was funded at lower interest rates through increased borrowings on our real estate related debt and Acquisition Line, and the redemption of $550.0 million aggregate principal of our 5.00% Senior Notes on September 2, 2020, which was funded through the issuance of $550.0 million aggregate principal amount of our 4.00% Senior Notes on August 17, 2020.

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
Provision for Income Taxes
Provision for income taxes during the year ended December 31, 2020 increased $30.6 million, or 57.4%, as compared to the same period in 2019. For the year ended December 31, 2020, we recorded a tax provision of $83.8 million. The 2020 effective tax rate of 22.6% was lower than the 2019 effective tax rate of 23.4%, primarily as a result of a lower overall effective state tax rate based on the mix of income among the states we operate in and the relevant apportionment factors, decreased valuation allowances with respect to net operating losses in certain U.S. states and higher excess tax deductions for stock compensation, partially offset by increased valuation allowances for Brazil goodwill.
For the year ended December 31, 2019, we recorded a tax provision of $53.3 million. The 2019 effective tax rate of 23.4% was slightly higher than the 2018 effective tax rate of 23.2%, primarily as a result of increased valuation allowances with respect to net operating losses in certain U.S. states, partially offset by reduced valuation allowances for net operating losses in Brazil.
We believe that it is more-likely-than-not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income. We expect our effective tax rate in 2021 will be between approximately 23.0% and 23.5%.
For further discussion, please see Note 14. Income Taxes within our Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of our Floorplan Line and FMCC Facility levels (see Note 12. Floorplan Notes Payable in our Notes to Consolidated Financial Statements for additional information), cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital, dealership and real estate acquisition financing and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for 2021. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2021 change, we may need to access the private or public capital markets to obtain additional funding. See Sources and Uses of Liquidity from Investing Activities section for further discussion of expectations regarding future capital expenditures.
Cash on Hand
As of December 31, 2020, our total cash on hand was $87.3 million. The balance of cash on hand excludes $176.4 million of immediately available funds used to pay down our Floorplan Line and FMCC Facility as of December 31, 2020. We use the pay down of our Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
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

We categorize the cash flows associated with borrowings and repayments on these various credit facilities as Cash Flows from Operating Activities or Cash Flows from Financing Activities in our Consolidated Statements of Cash Flows. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (see Note 12. Floorplan Notes Payable in the Notes to Consolidated Financial Statements for additional information) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. and Brazil unaffiliated with our manufacturer partners (collectively, “Non-OEM Floorplan Credit Facilities”), are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure “Adjusted net cash provided by/used in operating activities” and “Adjusted net cash provided by/used in financing activities” to further evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
In addition, for dealership acquisitions and dispositions that are negotiated as asset purchases, we do not assume transfer of liabilities for floorplan financing in the execution of the transactions. Therefore, borrowings and repayments of all floorplan financing associated with dealership acquisitions and dispositions are characterized as either Cash Flow from Operating Activities or Cash Flow from Financing Activities in the Consolidated Statements of Cash Flows presented in conformity with U.S. GAAP, depending on the relationship described above. However, the floorplan financing activity is so closely related to the inventory acquisition process that we believe the presentation of all dealership acquisition and disposition related floorplan financing activities should be classified as investing activity to correspond with the associated inventory activity, which more closely reflects the cash flows associated with our acquisition and disposition strategy and eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP. We have made such adjustments in our adjusted operating cash flow presentations.
The following table reconciles cash flow provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$805.4	$370.9
Change in Floorplan notes payable — credit facility and other, excluding floorplan offset and net acquisitions and dispositions	(313.7)	(42.8)
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	12.0	4.0
Adjusted net cash provided by (used in) operating activities	$503.7	$332.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	$(74.7)	$(291.6)
Change in cash paid for acquisitions, associated with Floorplan notes payable	—	25.2
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(8.6)	(19.5)
Adjusted net cash provided by (used in) investing activities	$(83.3)	$(285.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	$(668.1)	$(67.0)
Change in Floorplan notes payable, excluding floorplan offset	310.3	33.1
Adjusted net cash provided by (used in) financing activities	$(357.8)	$(33.9)

Sources and Uses of Liquidity from Operating Activities
For the year ended December 31, 2020, we generated $805.4 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $503.7 million in net cash flow from operating activities, primarily consisting of $286.5 million in net income, coupled with non-cash adjustments related to depreciation and amortization of $75.8 million, asset impairments of $37.7 million, stock-based compensation of $32.3 million, operating lease assets of $24.0 million, loss on extinguishment of $13.7 million related to the 5.00% Senior Notes and 5.25% Senior Notes, partially offset by a $5.8 million gain on the disposition of assets. Adjusted net cash flows from operating activities also includes a $35.0 million adjusted net change in operating assets and liabilities, including cash inflows of $416.1 million from decreases in inventory levels, $56.9 million from net decreases in prepaid expenses and other assets, and $43.5 million from net decreases in contracts-in-transit and vehicle receivables. These cash inflows were partially offset by cash outflows of $433.9 million from adjusted net floorplan repayments and $45.9 million from decreases in accounts payable and accrued expenses.
For the year ended December 31, 2019, we generated $370.9 million of net cash flow from operating activities. On an adjusted basis for the same period, we generated $332.1 million in net cash flow from operating activities, primarily consisting of $174.0 million in net income, as well as non-cash adjustments related to depreciation and amortization of $71.6 million, operating lease assets of $28.2 million, asset impairments of $22.2 million, stock-based compensation of $18.8 million and deferred income taxes of $16.2 million, partially offset by a $5.9 million gain on the disposition of assets. Adjusted net cash flows from operating activities also includes a $1.8 million adjusted net change in operating assets and liabilities, including cash inflows of $123.1 million from increases in accounts payable and accrued expenses, and $12.7 million from net decreases in contracts-in-transit and vehicle receivables. These cash inflows were partially offset by cash outflows of $44.0 million from net increases in prepaid expenses and other assets, $32.5 million from net increases of accounts and notes receivable, $28.8 million from an increase in inventory levels and $28.3 million from the decrease in operating lease liabilities.
Working Capital
At December 31, 2020, we had a $161.5 million surplus of working capital. This represents an increase of $67.4 million from December 31, 2019, when we had a $94.0 million surplus of working capital. Changes in our working capital are typically explained by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flow from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
For the year ended December 31, 2020, we used $74.7 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $83.3 million in net cash flow for investing activities, primarily consisting of $103.2 million used for purchases of property and equipment and to construct new and improve existing facilities, and $1.3 million used for acquisition activity, partially offset by cash inflow of $21.2 million related to the disposition of franchises and property and equipment. Of the $103.2 million in property and equipment purchases, $77.4 million was used for non-real estate related capital expenditures, $24.1 million was used for the purchase of real estate associated with existing dealership operations and $1.7 million represented the net decrease in the accrual for capital expenditures from year-end.
For the year ended December 31, 2019, we used $291.6 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $285.9 million in net cash flow for investing activities, primarily consisting of $191.8 million for purchases of property and equipment and to construct new and improve existing facilities and $118.0 million used for acquisition activity, partially offset by cash inflows of $23.9 million related to the dispositions of franchises and property and equipment. Of the $191.8 million in property and equipment purchases, $95.2 million was used for non-real estate related capital expenditures, $92.5 million was used for the purchase of real estate associated with existing dealership operations and $4.1 million represented the net decrease in the accrual for capital expenditures from year-end.

Capital Expenditures
Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for 2021 will be approximately $95.0 million excluding expenditures related to real estate purchases and future acquisitions, which could generally be funded from excess cash.
Acquisitions
We evaluate the expected return on investment in our consideration of potential business purchases. Cash needed to complete our acquisitions generally comes from excess working capital, operating cash flows of our dealerships and borrowings under our floorplan facilities, term loans and our Acquisition Line.
Sources and Uses of Liquidity from Financing Activities
For the year ended December 31, 2020, we used $668.1 million in net cash flow from financing activities. On an adjusted basis for the same period, we used $357.8 million in net cash flow from financing activities, primarily related to cash outflows of $857.9 million related to the extinguishment of our 5.00% and 5.25% Senior Notes, $80.2 million related to the repurchase of our common stock, $65.5 million in net repayments on our Floorplan lines (representing the net cash activity in our floorplan offset account) and $11.0 million in dividend payments. These cash outflows were partially offset by $550.0 million from the issuance of our 4.00% Senior Notes and $137.9 million net borrowings on other debt, which primarily reflected increased mortgage borrowings in the U.S. to partially fund the redemption of the 5.25% Senior Notes.
For the year ended December 31, 2019, we used $67.0 million in net cash flow from financing activities. On an adjusted basis for the same period, we used $33.9 million in net cash flow from financing activities, primarily related to cash outflows of $82.9 million in net repayment on our Floorplan lines (representing the net cash activity in our floorplan offset account), $20.3 million in dividend payments, partially offset by $37.6 million in net borrowings on our Acquisition Line and $34.4 million in net borrowings on other debt.
Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of December 31, 2020 (in millions):

	As of December 31, 2020
	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,396.0	$741.2	$654.8
Acquisition Line (2)	349.0	64.8	284.2
Total revolving credit facility	1,745.0	806.0	939.0
FMCC facility (3)	300.0	95.2	204.8
Total U.S. credit facilities (4)	$2,045.0	$901.2	$1,143.8
(1)The available balance at December 31, 2020 includes $160.4 million of immediately available funds. The remaining available balance can be used for inventory financing.
(2)The outstanding balance of $64.8 million is related to outstanding letters of credit of $17.8 million and $47.0 million in borrowings as of December 31, 2020. The borrowings outstanding under the Acquisition Line included no U.S dollar borrowings and £35.0 million of GBP borrowings translated at the spot rate on the day borrowed, solely for the purpose of calculating the outstanding and available borrowings under the Acquisition Line. The available borrowings may be limited from time to time, based on certain debt covenants.
(3)The available balance as of December 31, 2020 includes $16.0 million of immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4)The outstanding balance excludes $258.6 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.

We have other credit facilities in the U.S., U.K. and Brazil with third-party financial institutions, most of which are affiliated with the automobile manufacturers that provide financing for portions of our new, used and rental vehicle inventories. In addition, we have outstanding debt instruments, including our 4.00% Senior Notes, as well as real estate related and other debt instruments. Refer to Note 13. Debt in our Notes to Consolidated Financial Statements for further information.
4.00% Senior Notes Issuance
On August 17, 2020, we issued Senior Notes maturing on August 15, 2028 in aggregate principal amount of $550.0 million. Interest on the notes is payable semi-annually on February 15th and August 15th at a coupon rate of 4.00%. The notes were issued at par and carry an effective interest rate of 4.21% after consideration of associated debt issuance costs. At our option, we may redeem some or all of the Senior Notes at varying redemption prices (expressed as percentages of principal amount of the notes) and redemption periods throughout the term. Refer to Note 13. Debt within our Notes to Consolidated Financial Statements for further information regarding our 4.00% Senior Notes.
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
5.25% Senior Notes Redemption and Debt Refinancing
On April 2, 2020, we fully redeemed $300.0 million in aggregate principal amount of our outstanding 5.25% Senior Notes due June 2023, at a premium of 102.625%. The total redemption price, consisting of the principal amount of the notes redeemed plus associated premium, amounted to $307.9 million. We recognized a loss on extinguishment of $10.4 million, which included write offs of an unamortized discount in the amount of $1.9 million and unamortized debt issuance costs in the amount of $0.6 million. Additionally, we paid $4.6 million of accrued interest up to the date of redemption. The redemption was funded through a combination of Acquisition Line borrowings, mortgage borrowings and excess cash. Additional mortgage debt was funded during the second quarter of 2020 to provide supplemental liquidity. These refinancings are expected to lower our annual interest expense by approximately $10.8 million.
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
As of December 31, 2020, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of December 31, 2020
	Required	Actual
Total adjusted leverage ratio	< 5.50	2.29
Fixed charge coverage ratio	> 1.20	4.11
Based on our position as of December 31, 2020 and our outlook as discussed within “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we have sufficient liquidity currently and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 12. Floorplan Notes Payable and Note 13. Debt in our Notes to Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of as of December 31, 2020.
Stock Repurchases and Dividends
Our Board of Directors from time to time, authorizes the repurchase of shares of our common stock up to a certain monetary limit. On October 5, 2020, our Board of Directors approved a $200.0 million share repurchase authorization. During 2020, we repurchased 863,572 shares of our common stock for a total of $80.2 million. As of December 31, 2020, we had $168.7 million available under our current stock repurchase authorization.

During 2020, our Board of Directors approved a first quarter and fourth quarter cash dividend on all outstanding shares of our common stock totaling $0.60 per share during 2020. For the year ended December 31, 2020, we paid dividends of $10.6 million to common stock shareholders and $0.4 million to unvested RSA holders.
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
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2020 (in millions):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Floorplan notes payable (1)	$1,095.0	$1,095.0	$—	$—	$—
Debt obligations (2)	1,362.4	57.3	165.0	238.0	902.2
Estimated interest payments on fixed-rate long-term debt obligations	224.4	31.1	59.6	56.0	77.8
Estimated interest payments on variable-rate long-term debt obligations (3)	54.4	11.6	19.7	13.9	9.2
Operating lease payments (4)	330.3	33.4	64.3	50.6	182.0
Deferred compensation plan (5)	78.4	5.3	8.4	6.3	58.4
Purchase commitments (6)	62.2	22.1	28.9	11.2	—
Total	$3,207.2	$1,255.9	$345.9	$376.0	$1,229.5
(1)Refer to Note 12. Floorplan Notes Payable within our Notes to Consolidated Financial Statements for additional details.
(2)Refer to Note 13. Debt within our Notes to Consolidated Financial Statements for additional details. Balances exclude unamortized debt issuance costs.
(3)Estimated future interest payments on our variable-rate long-term debt were projected using variable interest rates in effect as of December 31, 2020.
(4)Includes future minimum undiscounted lease payments under operating lease obligations. Refer to Note 10. Leases within our Notes to Consolidated Financial Statements for additional details.
(5)Refer to Note 15. Employee Savings Plans within our Notes to Consolidated Financial Statements for additional details.
(6) Represents fixed purchase commitments, mainly related to information technology.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided regarding our foreign currency exchange rates and financial instruments to which we are a party at December 31, 2020, and from which we may incur future gains or losses from changes in market interest rates and/or foreign currency rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Interest Rates
We have interest rate risk on our variable-rate debt obligations, primarily consisting of our U.S. Floorplan Line. Based on the amount of variable-rate borrowings outstanding of $1.6 billion and $1.9 billion as of December 31, 2020 and 2019, respectively, a 100 basis-point change in interest rates would have resulted in an approximate $16.0 million and $18.3 million change to our annual interest expense, respectively, after consideration of the average interest rate swaps in effect during the periods.
The majority of our floorplan notes payable, mortgages and other debt are benchmarked to LIBOR. The Financial Conduct Authority, the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents the best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR. A similar transition away from LIBOR is occurring in the U.K. to the Sterling Overnight Indexed Average. The use of an alternative rate could result in increased interest expense, in addition to costs to amend the loan agreements and other applicable arrangements to a new reference rate.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market-based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the years ended December 31, 2020 and 2019, we recognized $47.3 million and $49.1 million of interest assistance as a reduction of new vehicle cost of sales, respectively.
Foreign Currency Exchange Rates
The functional currency of our U.K. subsidiaries is the GBP and of our Brazil subsidiaries is the BRL. Our exposure to fluctuating exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average exchange rates for the GBP to the USD would have resulted in a $195.3 million and $219.4 million decrease to our revenues for the years ended December 31, 2020 and 2019, respectively. A 10% devaluation in average exchange rates for the BRL to the USD would have resulted in a $22.9 million and $40.5 million decrease to our revenues for the years ended December 31, 2020 and 2019, respectively.
For additional information about our market sensitive financial instruments, see Note 6. Financial Instruments and Fair Value Measurements within our Notes to Consolidated Financial Statements.
Item 8. Financial Statements and Supplementary Data
Refer to our Consolidated Financial Statements beginning on page F-1 for the information required by this Item and incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.
In light of the COVID-19 pandemic, a significant portion of our back office employees remain working remotely due to social distancing requirements or other restrictions. Established business continuity plans were activated in order to mitigate the impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.
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
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2020, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:
(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Consolidated Financial Statements.
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the 2013 framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
Deloitte & Touche LLP, the independent registered accounting firm who audited the Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting. This report, dated February 24, 2021, appears on the following page.
Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Group 1 Automotive, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Group 1 Automotive, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes, and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
Houston, Texas
February 24, 2021

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers of Group 1
The following sets forth certain information regarding our executive officers as of February 24, 2021.

Name	Age	Position	Years with Group 1	Years of Automotive Experience
Earl J. Hesterberg	67	President and Chief Executive Officer	15.5	46
Daryl A. Kenningham	56	President, U.S. and Brazilian Operations	9.5	33
Daniel J. McHenry	46	Senior Vice President and Chief Financial Officer	13	16
Frank Grese Jr.	68	Senior Vice President of Human Resources, Training, and Operations Support	16	46
Peter C. DeLongchamps	60	Senior Vice President, Manufacturer Relations, Financial Services and Public Affairs	16.5	38
Earl J. Hesterberg has served as our President and Chief Executive Officer and as a director since April 2005. Prior to joining us, Mr. Hesterberg served as Group Vice President, North America Marketing, Sales and Service for Ford Motor Company, a global manufacturer and distributor of cars, trucks and automotive parts, since October 2004. From July 1999 to September 2004, he served as Vice President, Marketing, Sales and Service for Ford of Europe, and from 1999 until 2005, he served on the supervisory board of Ford Werke AG. Mr. Hesterberg has also served as President and Chief Executive Officer of Gulf States Toyota, an independent regional distributor of new Toyota vehicles, parts and accessories. He has also held various senior sales, marketing, general management, and parts and service positions with Nissan Motor Corporation in U.S.A. and Nissan Europe, both of which are wholly owned by Nissan Motor Co., Ltd., a global provider of automotive products and services. Mr. Hesterberg previously served on the Board of Directors of Stage Stores, Inc., where he was a member of the Corporate Governance and Nominating Committee and Chairman of the Compensation Committee. He is a past member of the Board of Trustees of Davidson College. Mr. Hesterberg also serves on the Board of Directors of the Greater Houston Partnership, where he serves on the Executive Committee and is Chairman of the Business Issues Committee. Mr. Hesterberg received his B.A. in Psychology at Davidson College and his M.B.A. from Xavier University in 1978.
Daryl A. Kenningham has served as President, U.S. & Brazilian Operations since November 2019, and as President, U.S. Operations since May 2017. Previously, he served as Regional Vice President of the West Region from February 2016 through April 2017 and as Regional Vice President of the East Region from April 2011 through January 2016. Prior to joining Group 1, Mr. Kenningham served as the Chief Operating Officer of Ascent Automotive in Houston. In addition to a variety of sales, marketing, finance and automotive-logistics positions with Gulf States Toyota, from 2005 through 2008, Mr. Kenningham served as President of Gulf States Financial Services Group, a leading provider of F&I products and reinsurance structures to the automotive industry, and from 2002 to 2005, as President of USA Logistics (previously known as Gulf States Transportation), a leader in the movement and management of automotive shipments nationwide. He also held various sales, marketing and vehicle distribution positions in the United States and Japan with Nissan Motor Corporation, where he began his career in 1988. Mr. Kenningham earned his Bachelor of Arts degree from the University of Michigan and his Master of Business Administration from the University of Florida.
Daniel J. McHenry was appointed Senior Vice President and Chief Financial Officer in August 2020. From 2007 until his appointment as CFO, Mr. McHenry served as Group 1’s U.K. Finance Director. Mr. McHenry joined Group 1 in 2007 as part of the acquisition of Chandlers BMW in southern England, Group 1’s first venture in the U.K. He joined Chandlers BMW in December 2004. Prior to entering the auto retail business, Mr. McHenry had five years of experience with KPMG in the U.K. Mr. McHenry is a member of the Association of Chartered and Certified Accountants in the U.K. He holds a Bachelors degree in Economics from Queens University Belfast and a Masters degree in Accounting and Management Science from Southampton University.
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
Code of Ethics
We have adopted a Code of Ethics for Specified Officers, which is applicable to our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code, which we refer to as our Financial Code of Ethics, is available on our internet website at www.group1auto.com. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the code for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement prepared in connection with the 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2020.
Item 11. Executive Compensation
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement prepared in connection with the 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement prepared in connection with the 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement prepared in connection with the 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2020.
Item 14. Principal Accounting Fees and Services
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement prepared in connection with the 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2020.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this Form 10-K:
(1)Financial Statements
The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K.
(2)Financial Statement Schedules
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
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit Number		Description
3.1	—	Amended and Restated Certificate of Incorporation of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)
3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007)
3.3	—	Third Amended and Restated Bylaws of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 6, 2017)
4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893))
4.2	—	Indenture, dated as of June 2, 2014, by and among Group 1 Automotive, Inc., the subsidiary guarantors party hereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 2, 2014)
4.3	—	Form of 5.000% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.1)
4.4	—	Registration Rights Agreement, dated as of June 2, 2014, by and among Group 1 Automotive, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 2, 2014)
4.5	—	Registration Rights Agreement, dated as of September 9, 2014, by and among Group 1 Automotive, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 11, 2014)
4.6	—	Indenture, dated as of December 8, 2015, by and among Group 1 Automotive, Inc., the subsidiary guarantors party hereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed December 9, 2015)
4.7	—	Form of 5.250% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1, Exhibit A of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed December 9, 2015)
4.8†	—	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.9	—	Indenture, dated as of August 17, 2020, by and among Group 1 Automotive, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed August 17, 2020)
4.10	—	Form of 4.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1, Exhibit A, of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed August 17, 2020)
10.1	—	Eleventh Amended and Restated Revolving Credit Agreement, dated effective as of June 27, 2019 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed July 1, 2019)
10.2	—	Waiver and First Amendment to Eleventh Amended and Restated Revolving Credit Agreement dated as of March 3, 2020 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, U.S. Bank National Association, N.A., as Administrative Agent, and Comerica Bank, as Floor Plan Agent (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (file No. 001-13461) for the quarter ended September 30, 2020)
10.3	—	Second Amendment to Eleventh Amended and Restated Revolving Credit Agreement dated as of October 30, 2020 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, U.S. Bank National Association, N.A., as Administrative Agent, and Comerica Bank, as Floor Plan Agent (incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (file No. 001-13461) for the quarter ended September 30, 2020)
10.4	—	Stockholders Agreement dated as of February 28, 2013, by and among Group 1 Automotive, Inc. and former shareholders of UAB Motors Participações S.A. named therein (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 5, 2013)

Exhibit Number		Description
10.5	—	Master Assignment and Acceptance Agreement, dated effective December 11, 2012, between JPMorgan Chase Bank, N.A., Comerica Bank, and Bank of America, N.A., each, an Assignor, and VW Credit, Inc., as Assignee, pursuant to the terms of the Eighth Amended and Restated Revolving Credit Agreement, dated effective as of July 1, 2011, as amended (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2012)
10.6	—	Loan Facility dated as of October 3, 2008 by and between Chandlers Garage Holdings Limited and BMW Financial Services (GB) Limited. (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.7	—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003)
10.8	—	Supplemental Terms and Conditions dated September 4, 1997 between Ford Motor Company and Group 1 Automotive, Inc. (incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.9	—	Form of Agreement between Toyota Motor Sales, U.S.A., Inc. and Group 1 Automotive, Inc. (incorporated by reference to Exhibit 10.12 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.10	—	Toyota Dealer Agreement effective April 5, 1993 between Gulf States Toyota, Inc. and Southwest Toyota, Inc. (incorporated by reference to Exhibit 10.17 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.11	—	Lexus Dealer Agreement effective August 21, 1995 between Lexus, a division of Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. (incorporated by reference to Exhibit 10.18 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.12	—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.13	—	Form of Ford Motor Company Sales and Service Agreement (incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.14	—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.15	—	Form of Chrysler Corporation Sales and Service Agreement (incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.16	—	Form of Nissan Division of Nissan North America, Inc. Dealer Sales and Service Agreement (incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10.17*	—	Policy on Payment or Recoupment of Performance-Based Cash Bonuses and Performance-Based Stock Bonuses in the Event of Certain Restatement (incorporated by reference to the section titled “Policy on Payment or Recoupment of Performance-Based Cash Bonuses and Performance-Based Stock Bonuses in the Event of Certain Restatement” in Item 5.02 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 13461) filed November 16, 2009)
10.18*	—	Form of Indemnification Agreement of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
10.19*	—	Officer’s Terms of Engagement and Guarantees between UAB Motors Participações S.A. and Lincoln da Cunha Pereira Filho dated as of February 28, 2013 (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2013)
10.20*	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.28 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2007)
10.21*	—	First Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2008)

Exhibit Number		Description
10.22*	—	Second Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2009)
10.23*	—	Third Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 15, 2010)
10.24*	—	Fourth Amendment to Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, signed August 15, 2018 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2018)
10.25*	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2021 (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2020)
10.26*	—	Group 1 Automotive, Inc. 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed April 10, 2014)
10.27*	—	First Amendment to the Group 1 Automotive, Inc. 2014 Long Term Incentive Plan, effective May 13, 2020 (incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2020)
10.28*	—	Form of Phantom Stock Agreement for Employees (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10.29*	—	Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10.30*	—	Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)
10.31*	—	Form of Senior Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)
10.32*	—	Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.7 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)
10.33*	—	Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)
10.34*	—	Form of Restricted Stock Agreement with Qualified Retirement Provisions (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Current Report on Form 8K (File No. 001-13461) filed May 22, 2018)
10.35*	—	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.34 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2018)
10.36*	—	Form of Phantom Stock Agreement (Cash Settlement) for Non-Employee Directors (incorporated by reference to Exhibit 10.33 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461 for the year ended December 31, 2018)
10.37*	—	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2019)
10.38*	—	Employment Agreement dated effective May 19, 2015 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)
10.39*	—
Amendment to Employment Agreement dated effective as of May 17, 2018 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2018)

Exhibit Number		Description
10.40*	—	Non-Compete Agreement dated effective May 19, 2015 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)
10.41*	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated June 6, 2011, between Group 1 Automotive, Inc. and Daryl Kenningham (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2020)
10.42*	—	Employment Agreement dated January 1, 2009 between Group 1 Automotive, Inc. and John C. Rickel (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 17, 2009)
10.43*	—	Incentive Compensation and Non-Compete Agreement dated June 2, 2006 between Group 1 Automotive, Inc. and John C. Rickel (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 7, 2006)
10.44*	—	Transition and Separation Agreement, effective June 1, 2020, between Group 1 Automotive, Inc. and John C. Rickel (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2020)
10.45*	—	Employment Agreement dated effective as of December 1, 2009 between Group 1 Automotive, Inc. and Darryl M. Burman (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 16, 2009)
10.46*	—	Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10.47*	—	Offer Letter, dated June 1, 2020, between Group 1 Automotive, Inc. and Daniel McHenry (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2020)
10.48*	—	Retention, Confidentiality and Non-Compete Agreement dated August 20, 2020 between Group 1 Automotive, Inc. and Daniel McHenry (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2020)
10.49†*	—	Group 1 Automotive, Inc. Aircraft Usage Policy
21.1†	—	Group 1 Automotive, Inc. Subsidiary List
23.1†	—	Consent of Deloitte & Touche LLP
23.2†	—	Consent of Ernst & Young LLP
31.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
†	Filed herewith
*	Management contract or compensatory plan or arrangement
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2021.

Group 1 Automotive, Inc.

By:	/s/ Earl J. Hesterberg
Earl J. Hesterberg
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 24, 2021.

Signature	Title

/s/ Earl J. Hesterberg	President and Chief Executive Officer and Director
Earl J. Hesterberg	(Principal Executive Officer)

/s/ Daniel J. McHenry	Senior Vice President and Chief Financial Officer
Daniel J. McHenry	(Principal Financial and Accounting Officer)

/s/ Stephen D. Quinn	Chairman and Director
Stephen D. Quinn

/s/ Carin M. Barth	Director
Carin M. Barth

/s/ Lincoln da Cunha Pereira Filho	Director
Lincoln da Cunha Pereira Filho

/s/ Steven P. Stanbrook	Director
Steven P. Stanbrook

/s/ Charles L. Szews	Director
Charles L. Szews

/s/ Anne Taylor	Director
Anne Taylor

/s/ Max P. Watson, Jr.	Director
Max P. Watson, Jr.

/s/ MaryAnn Wright	Director
MaryAnn Wright

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Group 1 Automotive, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Group 1 Automotive, Inc. and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Intangible Franchise Rights — Refer to Notes 1 and 11 to the consolidated financial statements
Critical Audit Matter Description
The Company's financial statements include indefinite-lived intangible assets related to rights under franchise agreements with manufacturers. These intangible assets have an indefinite useful life and are measured for impairment on an annual basis, or more frequently if events or circumstances indicate possible impairment. The carrying value of these intangible assets is $232.8 million as of December 31, 2020.
The Company’s annual impairment assessment for these intangible assets is performed in the fourth quarter, or more frequently if events or circumstances indicate possible impairment. The fair value is estimated using the discounted cash flow, or income approach. We identified intangible franchise rights as a critical audit matter because of the significant estimates and assumptions management makes related to forecasts of revenue growth rates, future gross margins, future selling, general and administrative expenses, weighted average cost of capital, and terminal growth rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions. The Company's impairment analyses performed in fiscal year 2020 resulted in an impairment charge of $20.8 million for certain franchise agreements.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of revenue growth rates, future gross margins, future selling, general and administrative expenses, weighted average cost of capital, and terminal growth rates included the following, among others:
•We tested the effectiveness of internal controls over the intangible franchise rights asset impairment analysis, including those over the inputs, assumptions, and calculations.
•We evaluated the reasonableness of management’s forecasts of revenue growth rates, future gross margins, and future selling, general and administrative expenses by comparing the forecasts to:
◦Historical revenue, gross margins, and selling, general and administrative expenses.
◦Internal communications to management and the Board of Directors.
◦Analyst and industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the weighted average cost of capital and terminal growth rates by:
◦Testing the source information underlying the determination of the weighted average cost of capital and terminal growth rates, and testing the mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the weighted average cost of capital and terminal growth rates selected by management.

/s/ Deloitte & Touche LLP
Houston, Texas
February 24, 2021
We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Group 1 Automotive, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Group 1 Automotive, Inc. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
We served as the Company’s auditor from 2002 to 2020.
Houston, Texas
February 13, 2020

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	As of December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87.3	$23.8
Contracts-in-transit and vehicle receivables, net	211.2	253.8
Accounts and notes receivable, net	200.0	225.1
Inventories	1,468.0	1,901.7
Prepaid expenses	19.4	96.4
Other current assets	18.4	15.5
TOTAL CURRENT ASSETS	2,004.2	2,516.3
Property and equipment, net	1,608.2	1,547.1
Operating lease assets	209.9	220.1
Goodwill	997.1	1,008.3
Intangible franchise rights	232.8	253.5
Other long-term assets	37.2	24.8
TOTAL ASSETS	$5,089.4	$5,570.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $160.4 and $106.8, respectively	$767.6	$1,144.4
Floorplan notes payable — manufacturer affiliates, net of offset account of $16.0 and $4.1, respectively	327.5	459.9
Current maturities of long-term debt	56.7	59.1
Current operating lease liabilities	21.5	24.6
Accounts payable	442.6	527.5
Accrued expenses and other current liabilities	226.9	206.7
TOTAL CURRENT LIABILITIES	1,842.7	2,422.3
Long-term debt	1,294.7	1,432.1
Long-term operating lease liabilities	207.6	210.7
Deferred income taxes	141.0	145.7
Long-term interest rate swap liabilities	40.6	4.4
Other long-term liabilities	113.2	99.2
Commitments and Contingencies (Note 16)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,433,048 and 25,486,711 issued, respectively	0.3	0.3
Additional paid-in capital	308.3	295.3
Retained earnings	1,817.9	1,542.4
Accumulated other comprehensive income (loss)	(184.0)	(147.0)
Treasury stock, at cost; 7,342,546 and 6,858,503 shares, respectively	(492.8)	(435.3)
TOTAL STOCKHOLDERS’ EQUITY	1,449.6	1,255.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,089.4	$5,570.2
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2020	2019	2018
REVENUES:
New vehicle retail sales	$5,580.8	$6,314.1	$6,181.4
Used vehicle retail sales	3,105.7	3,366.6	3,166.1
Used vehicle wholesale sales	308.1	355.2	369.6
Parts and service sales	1,389.3	1,510.0	1,416.9
Finance, insurance and other, net	467.9	497.9	467.5
Total revenues	10,851.8	12,043.8	11,601.4
COST OF SALES:
New vehicle retail sales	5,250.4	6,013.3	5,870.5
Used vehicle retail sales	2,896.9	3,165.3	2,980.1
Used vehicle wholesale sales	297.1	354.1	367.9
Parts and service sales	638.5	695.0	657.7
Total cost of sales	9,082.9	10,227.8	9,876.3
GROSS PROFIT	1,769.0	1,816.0	1,725.1
Selling, general and administrative expenses	1,169.3	1,358.4	1,273.1
Depreciation and amortization expense	75.8	71.6	67.1
Asset impairments	37.7	22.2	43.9
INCOME (LOSS) FROM OPERATIONS	486.1	363.7	341.1
INTEREST EXPENSE:
Floorplan interest expense	39.5	61.6	59.9
Other interest expense, net	62.6	74.9	75.8
(Gain) loss on extinguishment of debt	13.7	—	—
INCOME (LOSS) BEFORE INCOME TAXES	370.3	227.3	205.4
(Benefit) provision for income taxes	83.8	53.3	47.6
NET INCOME (LOSS)	$286.5	$174.0	$157.8
BASIC EARNINGS (LOSS) PER SHARE	$15.55	$9.35	$7.83
Weighted average common shares outstanding	17.8	17.9	19.5
DILUTED EARNINGS (LOSS) PER SHARE	$15.51	$9.34	$7.83
Weighted average dilutive common shares outstanding	17.8	17.9	19.5
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2020	2019	2018
NET INCOME (LOSS)	$286.5	$174.0	$157.8
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(8.7)	3.9	(24.2)
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of $11.4, $4.1 and ($2.1), respectively	(36.7)	(13.3)	6.5
Reclassification adjustment for realized (gain) loss on interest rate swap termination included in SG&A, net of tax benefit (provision) of $—, $— and $(0.2), respectively	0.1	—	(0.7)
Reclassification adjustment for (gain) loss included in interest expense, net of tax benefit (provision) of $2.6, $0.1 and $1.2, respectively	8.2	0.2	3.9
Unrealized gain (loss) on interest rate risk management activities, net of tax	(28.4)	(13.0)	9.8
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(37.1)	(9.2)	(14.4)
COMPREHENSIVE INCOME (LOSS)	$249.4	$164.8	$143.4
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2017	25,515,374	$0.3	$291.5	$1,246.3	$(123.2)	$(290.5)	$1,124.3
Net income (loss)	—	—	—	157.8	—	—	157.8
Other comprehensive income (loss), net of taxes	—	—	—	—	(14.4)	—	(14.4)
Tax effects reclassified from accumulated other comprehensive income	—	—	—	0.2	(0.2)	—	—
Purchases of treasury stock	—	—	—	—	—	(183.9)	(183.9)
Net issuance of treasury shares to stock compensation plans	(21,046)	—	(17.4)	—	—	20.1	2.7
Stock-based compensation	—	—	18.7	—	—	—	18.7
Dividends declared ($1.04 per share)	—	—	—	(20.8)	—	—	(20.8)
ASC 606 cumulative adjustment	—	—	—	11.4	—	—	11.4
BALANCE, DECEMBER 31, 2018	25,494,328	$0.3	$292.8	$1,394.8	$(137.8)	$(454.4)	$1,095.7
Net income (loss)	—	—	—	174.0	—	—	174.0
Other comprehensive income (loss), net of taxes	—	—	—	—	(9.2)	—	(9.2)
Purchases of treasury stock	—	—	—	—	—	(1.4)	(1.4)
Net issuance of treasury shares to stock compensation plans	(7,617)	—	(16.3)	—	—	20.5	4.2
Stock-based compensation	—	—	18.8	—	—	—	18.8
Dividends declared ($1.09 per share)	—	—	—	(20.3)	—	—	(20.3)
ASC 842 cumulative adjustment	—	—	—	(6.1)	—	—	(6.1)
BALANCE, DECEMBER 31, 2019	25,486,711	$0.3	$295.3	$1,542.4	$(147.0)	$(435.3)	$1,255.7
Net income (loss)	—	—	—	286.5	—	—	286.5
Other comprehensive income (loss), net of taxes	—	—	—	—	(37.1)	—	(37.1)
Purchases of treasury stock	—	—	—	—	—	(80.2)	(80.2)
Net issuance of treasury shares to stock compensation plans	(53,663)	—	(19.4)	—	—	22.7	3.3
Stock-based compensation	—	—	32.3	—	—	—	32.3
Dividends declared ($0.60 per share)	—	—	—	(11.0)	—	—	(11.0)
BALANCE, DECEMBER 31, 2020	25,433,048	$0.3	$308.3	$1,817.9	$(184.0)	$(492.8)	$1,449.6
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$286.5	$174.0	$157.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	75.8	71.6	67.1
Change in operating lease assets	24.0	28.2	—
Deferred income taxes	(0.9)	16.2	3.5
Asset impairments	37.7	22.2	43.9
Stock-based compensation	32.3	18.8	18.7
Amortization of debt discount and issue costs	3.2	4.0	3.4
(Gain) loss on disposition of assets	(5.8)	(5.9)	(26.8)
(Gain) loss on extinguishment of debt	13.7	—	—
Other	2.2	1.1	0.9
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(45.9)	123.1	18.4
Accounts and notes receivable	21.2	(32.5)	2.9
Inventories	416.1	(28.8)	(80.6)
Contracts-in-transit and vehicle receivables	43.5	12.7	39.5
Prepaid expenses and other assets	56.9	(44.0)	(16.3)
Floorplan notes payable — manufacturer affiliates	(132.2)	38.9	38.4
Deferred revenues	(0.5)	(0.5)	(0.8)
Operating lease liabilities	(22.3)	(28.3)	—
Net cash provided by (used in) operating activities	805.4	370.9	270.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(1.3)	(143.2)	(135.3)
Proceeds from disposition of franchises, property and equipment	29.8	43.4	107.9
Purchases of property and equipment	(103.2)	(191.8)	(141.0)
Other	—	—	0.5
Net cash provided by (used in) investing activities	(74.7)	(291.6)	(168.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	9,998.1	7,304.6	6,954.3
Repayments on credit facility — floorplan line and other	(10,374.0)	(7,423.2)	(6,870.1)
Borrowings on credit facility — acquisition line	284.0	319.0	165.3
Repayments on credit facility — acquisition line	(309.5)	(281.4)	(158.5)
Debt issue costs	(9.0)	(5.4)	—
Borrowings of senior notes	550.0	—	—
Repayments of senior notes	(857.9)	—	—
Borrowings on other debt	271.9	350.9	210.7
Principal payments on other debt	(134.0)	(314.0)	(210.3)
Proceeds from employee stock purchase plan	9.6	8.6	7.6
Payments of tax withholding for stock-based awards	(6.2)	(4.4)	(4.9)
Proceeds from termination of mortgage swap	—	—	0.9
Repurchases of common stock, amounts based on settlement date	(80.2)	(1.4)	(183.9)
Dividends paid	(11.0)	(20.3)	(20.9)
Net cash provided by (used in) financing activities	(668.1)	(67.0)	(109.5)
Effect of exchange rate changes on cash	(3.4)	(2.9)	(3.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	59.2	9.3	(10.9)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	28.1	18.7	29.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$87.3	$28.1	$18.7
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
As of December 31, 2020, the Company’s retail network consisted of 117 dealerships in the U.S, 50 dealerships in the U.K. and 17 dealerships in Brazil. The U.S. and Brazil are led by the President, U.S. and Brazilian Operations, and the U.K is led by an Operations Director, each reporting directly to the Company's Chief Executive Officer. The President, U.S. and Brazilian Operations, and the U.K. Operations Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management.
COVID-19 Pandemic
Since emerging in December 2019, the COVID-19 pandemic has spread globally, including to all of the Company's markets in the U.S., U.K. and Brazil, significantly impacting the Company’s operating results starting in mid-March 2020. There have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 across the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Beginning in mid-March 2020, these measures significantly reduced the operating capacity of all of the Company’s dealerships in the U.S., U.K. and Brazil.
Beginning in December 2020 and January 2021, vaccines deemed highly effective started rolling out to the general population in the U.S., U.K. and Brazil. The rollout of the vaccine is expected to help control the spread of the virus. However, the timeline and effectiveness of vaccinating the critical mass of the population in our markets are uncertain.
As such, the extent to which the impact of the COVID-19 pandemic may negatively affect the Company’s business, financial condition and results of operations will depend on future developments and new information that may emerge regarding the severity and duration of the COVID-19 pandemic. If the current U.K. lockdown is extended for a significant period of time, or if additional lockdowns, other travel and business restrictions or additional restrictions are imposed in the Company’s markets, the adverse impact on the Company’s business, results of operations and cash flows could be material. The associated risks are further described in Item 1A. Risk Factors of this Form 10-K.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and reflect the consolidated accounts of the parent company, Group 1 Automotive, Inc., and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.
During the year ended December 31, 2020, the Company recorded an out-of-period adjustment of $10.6 million resulting in an increase to Selling, general and administrative expenses and Additional paid-in capital to correct stock-based compensation for awards granted in prior years to retirement eligible employees not recognized timely due to the incorrect treatment of a non-substantive service condition. The impact to the year ended December 31, 2020 was a decrease to net income of $9.7 million resulting in a decrease to diluted earnings per common share of $0.53. The effect of this adjustment on any previously reported period was not material based on a quantitative and qualitative evaluation.
Certain prior-period amounts have been reclassified to conform to current-period presentation. Specifically, the long-term liabilities associated with the Company’s interest rate swaps have been reclassified from the caption Other long-term liabilities to the caption Long-term interest rate swap liabilities in the Consolidated Balance Sheets. This reclassification had no effect on any subtotal in the Consolidated Balance Sheets. Additionally, repayments and borrowings on the Company’s real estate related and other debt have been combined within the captions Repayments on other debt and Borrowings on other debt, respectively, in the Consolidated Statements of Cash Flows. The aforementioned reclassifications within the Consolidated Statements of Cash Flows had no effect on any subtotal in the statements.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain amounts in the Consolidated Financial Statements and the accompanying notes may not compute due to rounding. All computations have been calculated using unrounded amounts for all periods presented. These Consolidated Financial Statements reflect, in the opinion of management, all normal recurring adjustments necessary to fairly state, in all material respects, the Company’s financial position and results of operations for the periods presented.
Use of Estimates
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Management analyzes the Company’s estimates based on historical experience and other assumptions that are believed to be reasonable under the circumstances, however, actual results could differ materially from such estimates. The significant estimates made by management in the accompanying Consolidated Financial Statements include, but are not limited to, inventory valuation adjustments, reserves for future chargebacks on finance, insurance and vehicle service contract fees, self-insured property and casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangible franchise rights, and reserves for potential litigation. Additionally, while the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated, the Company has made accounting estimates based on the facts and circumstances available as of the reporting date.
Segment Reporting
See discussion of the Company’s reportable segments in Note 19. Segment Information.
Revenue Recognition
Refer to the discussion of the Company’s revenue streams and accounting policies related to revenue recognition in Note 2. Revenues.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase.
Receivables
Refer to Note 7. Receivables, Net and Contract Assets for further discussion of the Company’s receivable accounts and related accounting policies.
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
Impairments of inventory, net of insurance proceeds, related to catastrophic events are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. During the year ended December 31, 2020, the Company recorded $0.9 million of impairment charges as a result of hail storms and flood damage from Hurricane Sally and Hurricane Zeta. During the years ended December 31, 2019 and 2018, impairments of inventory were $16.1 million and $6.1 million, respectively.
Certain manufacturers offer rebates that result in purchase discounts once the incentives are met, providing the Company with volume incentives to order and/or sell certain models and/or volumes of inventory over designated periods of time. The Company also receives dealer rebates and incentive payments on parts purchases from the automobile manufacturers on new vehicle retail sales. Additionally, the Company receives interest assistance from certain automobile manufacturers that is reflected as a vehicle purchase price discount. The rebates, interest assistance and other dealer incentives reduce inventory costs in the Consolidated Balance Sheets and are reflected as a reduction to Cost of Sales in the Consolidated Statements of Operations as the vehicles are sold.
Refer to Note 8. Inventories for further discussion of the Company’s inventory accounts.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Property and Equipment, Net
Property and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the estimated term of the lease or the estimated useful life of the asset.
Property and equipment estimated useful lives are as follows:

Estimated Useful Lives in Years

Buildings and leasehold improvements	25 to 50
Machinery and dealership equipment	7 to 20
Office equipment, furniture and fixtures	3 to 20
Company vehicles	3 to 5
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
The Company reviews property and equipment for impairment at the lowest level of identifiable cash flows whenever there is evidence that the carrying value of these assets may not be recoverable (i.e., triggering events). This review consists of comparing the carrying amount of the asset group with its expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. If the asset group’s carrying amount exceeds its future undiscounted cash flows, an impairment charge is measured as the amount by which its carrying amount exceeds its fair value. The fair value of property is typically based on a third appraisal which requires adjustments to market-based valuation inputs to reflect the different characteristics between the property being measured and comparable properties, which are considered level 3 inputs within the fair value hierarchy described further in Note 6. Financial Instruments and Fair Value Measurements.
During the years ended December 31, 2020, 2019 and 2018, the Company recorded $4.2 million, $1.8 million and $5.1 million of impairment of property and equipment, respectively. Refer to Note 9. Property and Equipment, Net for further discussion.
Business Combinations
Business acquisitions are accounted for under the acquisition method of accounting. The allocations of purchase price to the assets acquired and liabilities assumed are assigned and recorded based on estimates of fair value as of the acquisition date, and are subject to change within the one year purchase price allocation period.
The fair values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of property and intangible franchise rights. The Company typically utilizes third-party experts to determine the fair values of property acquired. The Company utilizes the fair value model as discussed under the “Intangible Franchise Rights” section of this footnote to determine the fair value of intangible franchise rights acquired, supplemented with assistance from third-party experts as needed.
Refer to Note 3. Acquisitions and Dispositions for further discussion of the Company’s business combinations.
Goodwill and Intangible Franchise Rights
Goodwill represents the excess, at the date of acquisition, of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. The Company is organized into three geographic regions, the U.S. region, the U.K. region and the Brazil region. The Company has determined that each region represents a reporting unit for the purpose of assessing goodwill for impairment.
The Company’s only recognized identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers, which are recorded at the dealership level. The franchise agreements consist of terms that are definite as well as terms that do not expire. For the terms that are definite, the Company believes that these agreements can be renewed without substantial cost based on the history with the manufacturer. As such, none of the Company’s franchise rights are amortized as the Company believes that its franchise arrangements will contribute to cash flows for an indefinite period of time.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company evaluates goodwill and intangible franchise rights for impairment annually in the fourth quarter as of October 31, or more frequently if events or circumstances indicate possible impairment has occurred. In evaluating goodwill and intangibles for impairment, an optional qualitative assessment may be initially performed to determine whether it is more- likely-than-not (i.e., a likelihood of greater than 50%) that an impairment exists. If it is concluded that it is more-likely-than-not that an impairment exists, a quantitative test is required to measure the amount of impairment which, for goodwill, consists of comparing the fair value of the reporting unit to its carrying amount and, for intangibles, consists of comparing the fair value of the intangible asset to its carrying amount.
When a quantitative impairment test is performed, the Company estimates fair value of goodwill using a combination of the discounted cash flow, or income approach, and the market approach. The Company weights the income approach and market approach 80% and 20%, respectively, in the fair value model. For intangible franchise rights, the fair value of the respective franchise right is estimated using a discounted cash flow, or income approach. The income approach measures fair value by discounting expected future cash flows at a WACC that proportionately weights the cost of debt and equity. Significant assumptions in the model include revenue growth rates, future gross margins, future SG&A expenses, the WACC and terminal growth rates. The Company applies a five year projection period which aligns with the Company’s strategic plan. Key considerations in the assumed growth rates include industry SAAR projections, macroeconomic conditions including consumer confidence levels, unemployment rates and gross domestic product growth, and internal measures such as historical financial performance, cost control and planned capital expenditures. The revenue growth rates assume a significant increase in 2021 as the business recovers from the pandemic and limited increases in the next four years corresponding with the industry SAAR projections plus a return to more normal vehicle gross margins as inventories recover. Beyond the five forecasted years, the terminal value is determined using a perpetuity growth rate based on long-term inflation projections for each reporting unit. Significant inputs to the WACC include the risk free rate, an adjustment for stock market risk, an adjustment for company size risk and country risk adjustments for U.K. and Brazil. In 2020, the WACC applied in the impairment tests for the U.S., the U.K. and Brazil was 11%, 13% and 16%, respectively. For the market approach, the Company utilizes recent market multiples of guideline companies for both revenue and pre-tax net income weighted as appropriate by reporting unit.
Each of the significant assumptions to the fair value model are considered level 3 inputs within the fair value hierarchy described further in Note 6. Financial Instruments and Fair Value Measurements. Developing these assumptions requires applying management’s knowledge of the industry, recent transactions and reasonable performance expectations for its operations.
The qualitative test includes a review of changes, since the last quantitative test was performed, in those assumptions having the most significant impact on the current year fair value, which are consistent with the significant assumptions identified in the quantitative test above.
During the year ended December 31, 2020, the Company recorded goodwill impairment charges of $10.7 million within the Brazil reporting unit. No impairments were recorded during the years ended December 31, 2019 and 2018. During the years ended December 31, 2020, 2019 and 2018, the Company recorded $20.8 million, $19.0 million and $38.7 million, respectively, of impairment of intangible franchise rights. The impairment charges were recognized within Asset impairments in the Company’s Consolidated Statements of Operations.
Refer to Note 11. Intangible Franchise Rights and Goodwill for further discussion of the Company’s goodwill and intangibles, including results of its impairment testing.
Income Taxes
The Company is subject to income taxes at the federal level and in 15 states in the U.S., as well as in the U.K. and Brazil, each of which has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.
The Company follows the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The Company has recognized deferred tax assets, net of valuation allowances, that it believes will be realized, based primarily on the assumption of future taxable income. As it relates to U.S. state net operating losses, as well as deferred tax assets primarily relating to net operating losses and goodwill for certain Brazil subsidiaries, a corresponding valuation allowance has been established to the extent that the Company has determined that net income attributable to certain jurisdictions may not be sufficient to realize the benefit. Refer to Note 14. Income Taxes for further discussion.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Derivative Financial Instruments
The Company holds derivative financial instruments consisting of interest rate swaps that are designated as cash flow hedges. Refer to the discussion of the Company’s accounting policies relating to its derivative financial instruments, including fair value measurements, in Note 6. Financial Instruments and Fair Value Measurements.
Foreign Currency Translation
The functional currency for the Company’s U.K. subsidiaries is GBP and for the Brazil subsidiaries is BRL. All assets and liabilities of foreign subsidiaries are translated into USD using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The gains and losses resulting from translation adjustments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity.
Earnings Per Share
Refer to the discussion of the Company’s earnings per share calculation in Note 5. Earnings Per Share.
Advertising
The Company expenses the costs of advertising as incurred. Advertising expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations and totaled $49.9 million for the year ended December 31, 2020, and $75.2 million for both years ended December 31, 2019 and 2018, respectively. The Company receives advertising assistance from certain automobile manufacturers, which the Company is required to spend on qualified advertising and which is subject to audit and chargeback by the manufacturer. The assistance is accounted for as a reduction to SG&A expenses as earned and amounted to $13.0 million, $15.4 million and $14.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Business and Credit Risk Concentrations
The Company owns and operates franchised automotive dealerships in the U.S., U.K. and Brazil. Automotive dealerships operate pursuant to franchise agreements with vehicle manufacturers. Franchise agreements generally provide the manufacturers or distributors with considerable influence over the operations of the dealership. The success of any franchised automotive dealership is dependent, to a large extent, on the financial condition, management, marketing, production and distribution capabilities of the vehicle manufacturers or distributors of which the Company holds franchises. The Company purchases substantially all of its new vehicles from various manufacturers or distributors at the prevailing prices to all franchised dealers. The Company’s sales volume could be adversely impacted by the manufacturers’ or distributors’ inability to supply the dealerships with an adequate supply of vehicles.
The following table sets forth sales of manufacturers that comprised 10% or greater of the Company’s total new vehicle unit sales during the year ended December 31, 2020:

Manufacturer	Percentage of New Vehicle Retail Units Sold
Toyota/Lexus	23.9%
Volkswagen/Audi/Porsche/SEAT/SKODA	14.9%
BMW/MINI	11.4%
Ford/Lincoln	10.5%
Concentrations of credit risk related to the Company’s customer base is primarily limited to financial institutions, vehicle manufacturers and other large institutions that have a national presence. The remaining customer base is mostly comprised of a large number of local customers widely dispersed across the various markets and regions in which the Company operates, and therefore does not result in concentration of credit risk.
Refer to Note 7. Receivables, Net and Contract Assets for further discussion of the Company’s receivables.

GROUP 1 AUTOMOTIVE, INC.
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
Excluding the cash flows from or to manufacturer affiliated lenders participating in the Company’s syndicated lending group under the Revolving Credit Facility as defined in Note 12. Floorplan Notes Payable, all borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. All borrowings from, and repayments to, the Company’s credit facilities (including the cash flows from or to manufacturer affiliated lenders participating in the Revolving Credit Facility) are presented within Cash Flows from Financing Activities. Refer to Note 18. Cash Flow Information for further discussion.
Stock-Based Compensation
Refer to the discussion of the Company’s share-based payment awards and related accounting policies in Note 4. Stock-Based Compensation Plans.
Self-Insured Medical, Property and Casualty Reserves
The Company purchases insurance policies for worker’s compensation, liability, auto physical damage, property, pollution, employee medical benefits and other risks and maintains reserves for liabilities related to its self-insured portions.
With the assistance of a third-party actuary, the Company estimates these reserves using historical claims experience adjusted for loss trending and loss development factors, which are compiled at least on an annual basis. In the interim, the Company monitors actual experience for unusual variances that would impact the estimates.
As of December 31, 2020 and 2019, the Company reserved $24.0 million and $24.4 million related to self-insured liabilities, respectively.
Leases
Refer to the discussion of the Company’s leases and related accounting policies in Note 10. Leases.
The Company reviews ROU assets for impairment at the lowest level of identifiable cash flows whenever evidence exists that the carrying value of an asset may not be recoverable (i.e., triggering events). This review consists of comparing the carrying amount of the asset group with its expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. If the asset group’s carrying amount exceeds its future undiscounted cash flows, an impairment charge is measured as the amount by which its carrying amount exceeds its fair value. The fair value of the ROU asset is calculated based on the discounted market rent over the remaining lease period. The market rent reflects current lease rates on comparable properties and requires adjustments to reflect the different characteristics between the property being measured and the comparable property, which are considered level 3 inputs within the fair value hierarchy described further in Note 6. Financial Instruments and Fair Value Measurements. During the years ended December 31, 2020 and 2019, the Company recorded $2.0 million and $1.4 million, respectively, of impairment of ROU assets. The impairment charges were recognized within Asset impairments in the Company’s Condensed Consolidated Statements of Operations. Refer to Note 10. Leases for further discussion of lease impairments.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recent Accounting Pronouncements
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company adopted this ASU on January 1, 2020. Refer to the discussion of the adoption in Note 7. Receivables, Net and Contract Assets.
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
2. REVENUES
The Company’s material revenue streams are the sale of new and used vehicles; the sale of vehicle parts; the performance of maintenance and repair services; and the arrangement of vehicle financing and the sale of service and other insurance contracts. Revenue recognition for each of these streams is discussed below. With respect to the cost of freight and shipping from the Company’s dealerships to its customers, the Company’s policy is to recognize such cost within cost of sales in the Consolidated Statements of Operations. Also, with respect to taxes imposed by governmental authorities on new and used vehicle sales transactions that are collected by the Company and remitted on behalf of its customers to the government, the Company’s policy is to exclude such taxes from revenues.
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
The following tables present the Company's revenues disaggregated by its geographical segments (in millions):

	Year Ended December 31, 2020
	U.S.	U.K.	Brazil	Total
New vehicle retail sales	$4,406.6	$1,021.8	$152.4	$5,580.8
Used vehicle retail sales	2,348.5	707.2	50.0	3,105.7
Used vehicle wholesale sales	169.4	126.4	12.3	308.1
Total new and used vehicle sales	6,924.5	1,855.3	214.7	8,994.6
Parts and service sales (1)	1,162.6	194.8	31.9	1,389.3
Finance, insurance and other, net (2)	416.3	46.6	5.0	467.9
Total revenues	$8,503.4	$2,096.8	$251.6	$10,851.8

	Year Ended December 31, 2019
	U.S.	U.K.	Brazil	Total
New vehicle retail sales	$4,832.2	$1,195.1	$286.8	$6,314.1
Used vehicle retail sales	2,509.9	771.3	85.4	3,366.6
Used vehicle wholesale sales	174.5	162.3	18.3	355.2
Total new and used vehicle sales	7,516.6	2,128.7	390.6	10,035.9
Parts and service sales (1)	1,234.4	227.9	47.6	1,510.0
Finance, insurance and other, net (2)	433.2	57.0	7.6	497.9
Total revenues	$9,184.2	$2,413.7	$445.9	$12,043.8

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2018
	U.S.	U.K.	Brazil	Total
New vehicle retail sales	$4,682.8	$1,217.1	$281.4	$6,181.4
Used vehicle retail sales	2,307.0	771.7	87.4	3,166.1
Used vehicle wholesale sales	178.9	173.8	16.9	369.6
Total new and used vehicle sales	7,168.7	2,162.6	385.7	9,717.0
Parts and service sales (1)	1,153.3	217.6	46.0	1,416.9
Finance, insurance and other, net (2)	401.3	57.2	9.0	467.5
Total revenues	$8,723.3	$2,437.4	$440.7	$11,601.4
(1) The Company has applied the optional exemption not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $27.6 million, $19.5 million and $18.7 million during the years ended December 31, 2020, 2019 and 2018, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Arrangement of Vehicle Financing and the Sale of Service and Other Insurance Contracts section within this Note for further discussion of these arrangements.
New and Used Retail Vehicle Sales
Revenues from the sale of new and used vehicles is recognized upon delivery of the vehicle to the customer, which is the point at which transfer of control occurs and when the performance obligation is satisfied. In some cases, the Company uses a third-party transport company to facilitate delivery of used vehicles to the customer.
The transaction price for new and used vehicle sales is the stand-alone sales price of each individual vehicle and is generally settled within 30 days of the satisfaction of the performance obligation.
Used Vehicle Wholesale Sales
When the Company uses a third-party auction to facilitate the delivery of used vehicles to the customer, the Company has determined that the auction acts as an agent under the arrangement. Therefore, the Company recognizes revenues and cost of sales on a gross basis upon delivery of the vehicle by the auction to the customer, which is the point at which transfer of control occurs and when the performance obligation is satisfied.
The transaction price for wholesale vehicle sales is established by the winning bid under the auction process and is generally settled within 30 days of the satisfaction of the performance obligation.
Parts Sales
Revenues from the sale of vehicle parts is recognized upon delivery of the parts to the customer, which is the point at which transfer of control occurs and when the performance obligation is satisfied.
The transaction price for vehicle parts sales is the stand-alone sales price of each individual part and is generally settled within 30 days of the satisfaction of the performance obligation.
Service Sales
The Company performs maintenance and repair services, including collision restoration.
In certain jurisdictions, the Company has an enforceable right to payment for performance completed to date on open work orders and as such, the transfer of control of vehicle maintenance and repair services and satisfaction of the performance obligation to its customer occurs over time. For these contracts that qualify for revenue recognition over time, the Company uses the input method for the measurement of progress and recognition of revenues, utilizing labor cost incurred to estimate the services performed for which the Company has an enforceable right to payment. The Company believes this method is the most objective measure of progress and provides a faithful depiction of the Company’s transfer of services to the customer.
The transaction price for maintenance and repair services is the total of the labor and, if applicable, vehicle parts used in the performance of the service, as well as the margin above cost charged to the customer.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Arrangement of Vehicle Financing and the Sale of Service and Other Insurance Contracts
The Company receives commissions from F&I providers for the arrangement of vehicle financing and the sale of service and other insurance products. Within the context of these contracts with the F&I providers, the Company has determined that it is an agent for the F&I providers.
The Company has a single performance obligation associated with the F&I contracts, which is the facilitation of the financing of the vehicle or sale of the insurance product. Revenues from these contracts is recognized when the facilitated contract between the F&I provider and the customer is executed, which is when the performance obligation is satisfied.
With regards to the upfront commission for these contracts, the transaction price is the amount earned for each individual contract executed and is generally collected within 30 days of the satisfaction of the performance
Charge Backs
The Company may be charged back in the future for commissions received on F&I contract or vehicle service contract fees in the event of early termination of the contracts by customers. A reserve for future amounts estimated to be charged back, representing variable consideration, is recorded as a reduction to Finance, insurance and other, net in the Consolidated Statements of Operations. The reserve is estimated based on the Company’s historical charge back results and the termination provisions of the applicable contracts, and was $47.1 million and $49.7 million at December 31, 2020 and 2019, respectively.
Retrospective Commissions and Associated Contract Assets
In some cases, the Company also earns retrospective commission income by participating in the future profitability of the portfolio of product contracts sold by the Company. This contingent consideration is variable and is generally settled over five to seven years from the satisfaction of the performance obligation. The Company utilizes the “expected value” method to predict the amount of consideration to which the Company will be entitled, subject to constraint in the estimate. The estimated amount under the expected value method is accrued upfront when the facilitated contract between the F&I provider and the customer is executed, which is when the performance obligation is satisfied. The estimated amount is reflected as a contract asset within Other current assets and Other long-term assets in the Consolidated Balance Sheets until the right to such consideration becomes unconditional, at which time amounts due are reclassified to accounts receivable. Changes in the estimated amount of variable consideration are adjusted through revenues.
The change in contract assets during the year ended December 31, 2020 is reflected in the table below (in millions):

F&I, Net
Contract Assets, January 1, 2020	$21.6
Changes related to revenue recognition during the period	27.6
Amounts invoiced during the period	(13.9)
Contract Assets, December 31, 2020	$35.3
3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
As described in Note 1. Business and Summary of Significant Accounting Policies, the Company accounts for business combinations under the acquisition method of accounting, under which the Company allocates the purchase price to the assets and liabilities assumed based on an estimate of fair value.
During the year ended December 31, 2020, the Company acquired a collision center in the U.S., which was integrated into an existing dealership. Aggregate consideration paid was $1.3 million.
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
During the year ended December 31, 2018, the Company acquired four dealerships representing four franchises in the U.S., five dealerships representing eight franchises in the U.K. and one dealership representing one franchise in Brazil. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, totaled $140.4 million, including $5.1 million of cash received. The Company also opened one dealership representing one franchise in the U.S., added one franchise and opened one additional dealership representing one franchise in the U.K., and opened one dealership representing one franchise in Brazil.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dispositions
During the year ended December 31, 2020, the Company’s dispositions included two dealerships representing three franchises in the U.S. The Company recorded a net pre-tax gain totaling $3.1 million related to these dispositions.
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
4. STOCK-BASED COMPENSATION PLANS
Under the Company’s 2014 Long Term Incentive Plan (the “Incentive Plan”), the Company currently grants RSAs, RSUs (also referred to as “Phantom Stock”) and performance awards to Company employees and non-employee directors. The aggregate maximum number of shares that may be issued or transferred under the Incentive Plan is 2.2 million. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2020, there were 1.4 million shares available for issuance under the Incentive Plan.
Restricted Stock Awards
The Company grants RSAs to employees and non-employee directors, at no cost to the recipient. RSAs qualify as participating securities as each award contains non-forfeitable rights to dividends. As such, the two-class method is required for the computation of EPS. RSAs contain voting rights and are accounted for as outstanding when granted. Refer to Note 5. Earnings (Loss) Per Share for further details. RSAs are subject to vesting periods of up to five years and are considered outstanding at the date of grant. Compensation expense for RSAs is calculated based on the market price of the Company’s common stock at the date of grant and recognized over the requisite vesting period on a straight-line basis. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate. The Company issues new shares of common stock or treasury shares, if available, to settle vested RSAs.
The following table summarizes RSA activity and related information for 2020:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	674,206	$70.19
Granted	180,925	$95.10
Vested	(214,635)	$73.65
Forfeited	(19,953)	$68.86
Nonvested at December 31, 2020	620,543	$76.22
The total fair value of RSAs that vested during the years ended December 31, 2020, 2019 and 2018, was $15.8 million, $15.8 million and $15.2 million, respectively.
As of December 31, 2020, there was $23.1 million of total unrecognized compensation cost related to RSAs which is expected to be recognized over a weighted-average period of 3.2 years.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Units
Under the Incentive Plan, the Company grants to non-employee directors, at their election, RSUs, at no cost to the recipient. RSUs are vested 100% at the time of grant, and settled on the date of the directors “separation of service”, as such term is defined in IRS code §1.409A-1(h), and generally includes departure due to either death, disability, or retirement. RSUs convey no voting rights, and therefore are not considered outstanding when granted. Granted RSUs participate in dividends, however the dividends are not payable until a directors separation of service with the Company. In the event a director terminates his or her directorship with the Company for reasons other than defined above, the RSUs granted and any accrued dividends will be forfeited.
Prior to January 1, 2019, RSUs settled in shares of the Company’s common stock. Effective January 1, 2019, RSUs will settle in a lump sum cash payment equal to the average of the Company’s high and low stock price on the separation of service date (no stock is issued) and constitute liability instruments, which require remeasurements to fair value each reporting period. The changes in fair value as a result of the changes in the Company’s stock price is recognized in Selling, general and administrative expenses in the Consolidated Statements of Operations.
The following table summarizes cash-settled RSU activity and related information for 2020:

	Awards	Weighted Average Grant Date Fair Value
Unsettled at January 1, 2020	10,689	$53.33
Granted	5,982	$100.26
Unsettled at December 31, 2020	16,671	$130.30
As of December 31, 2020, the total liability for unsettled cash-settled RSUs, recorded at fair value, was $2.2 million.
Performance Awards
Under the Incentive Plan, the Company grants to certain employees shares of the Company’s common stock in the form of performance awards. The performance awards contain both performance and market conditions to be evaluated over a two-year performance period and are subject to vesting over a three-year service period. Based on the performance criteria, up to 200% of the granted shares may be earned. The performance awards do not qualify as participating securities. Compensation expense for the awards with performance conditions is calculated based on the market price of the Company’s common stock at the date of grant and the forecasted achievement of such performance conditions and is recognized over the requisite service period. Compensation expense for the awards with market conditions is calculated based upon the fair value of the award on the date of grant and is recognized over the requisite service period. All performance awards remained unvested as of December 31, 2020.
The following table summarizes performance awards activity and related information for 2020:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	30,555	$65.83
Granted	20,992	$103.29
Forfeited	(6,444)	$80.62
Nonvested at December 31, 2020	45,103	$81.15
As of December 31, 2020, there was $1.0 million of total unrecognized compensation cost related to performance awards which is expected to be recognized over a weighted-average period of 1.6 years.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of December 31, 2020, there were 646,118 shares available for issuance under the Purchase Plan. During the years ended December 31, 2020, 2019 and 2018, the Company issued 202,393, 142,576 and 148,007 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
The weighted average per share fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $19.51, $16.00 and $15.15 during the years ended December 31, 2020, 2019 and 2018, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option. Cash received from Purchase Plan purchases was $9.6 million, $8.6 million and $7.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Employees can contribute a maximum of 10% of their compensation, up to a maximum of $25,000 annually under the Purchase Plan.
Stock-Based Compensation
Total stock-based compensation includes expenses for both equity and cash-settled awards and is recognized in Selling, general and administrative expenses in the Consolidated Statements of Operations. Stock-based compensation related to equity-settled awards was $32.3 million, $18.8 million and $18.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Stock-based compensation related to cash-settled awards was $1.1 million for both the years ended December 31, 2020 and 2019. The Company did not grant cash-settled awards prior to January 1, 2019, and therefore did not incur any such expense for the year ended December 31, 2018. Tax benefits related to total stock-based compensation were $5.0 million, $3.5 million and $3.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the calculation of EPS for the years ended December 31, 2020, 2019 and 2018 (in millions, except share and per share data):

	Years Ended December 31,
	2020	2019	2018
Weighted average basic common shares outstanding	17,754,666	17,917,195	19,452,560
Dilutive effect of stock-based awards and employee stock purchases	51,912	18,879	8,492
Weighted average dilutive common shares outstanding	17,806,578	17,936,074	19,461,052
Basic:
Net income (loss)	$286.5	$174.0	$157.8
Less: Earnings (loss) allocated to participating securities	10.3	6.4	5.4
Net income (loss) available to basic common shares	$276.2	$167.6	$152.4
Basic earnings (loss) per common share	$15.55	$9.35	$7.83
Diluted:
Net income (loss)	$286.5	$174.0	$157.8
Less: Earnings (loss) allocated to participating securities	10.3	6.4	5.4
Net income (loss) available to diluted common shares	$276.2	$167.6	$152.4
Diluted earnings (loss) per common share	$15.51	$9.34	$7.83
6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Accounting standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in the most advantageous market in an orderly transaction between market participants at the measurement date. Accounting standards establish a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and also establishes the following three levels of inputs that may be used to measure fair value:
•Level 1 — Quoted prices for identical assets or liabilities in active markets.
•Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or model-derived valuations or other inputs that are observable or that can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Cash and Cash Equivalents, Contracts-In-Transit and Vehicle Receivables, Accounts and Notes Receivables, Accounts Payable, Variable Rate Long-Term Debt and Floorplan Notes Payable
The fair values of these financial instruments approximate their carrying values due to the short-term nature of these instruments and/or the existence of variable interest rates.
Demand Notes
The Company periodically invests in demand notes with manufacturer-affiliated finance companies that bear interest at a variable rate determined by the manufacturer and represent unsecured, unsubordinated and unguaranteed debt obligations of the manufacturer. The instruments are redeemable on demand by the Company and therefore these instruments are recorded in Cash and cash equivalents in the accompanying Consolidated Balance Sheets. As of December 31, 2020, the carrying value of these instruments was $60.0 million, and there was no material carrying value as of December 31, 2019. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices, that are observable or that can be corroborated by observable data by correlation. Accordingly, the Company has classified these instruments within Level 2 of the hierarchy framework.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fixed Rate Long-Term Debt
The Company’s fixed rate long-term debt primarily consists of amounts outstanding under its senior unsecured notes and certain mortgage facilities. See Note 13. Debt for further discussion of the Company’s long-term debt arrangements. On August 17, 2020, the Company issued $550.0 million in aggregate principal of 4.00% Senior Notes due August 2028 (“4.00% Senior Notes”). Refer to Note 13. Debt for further discussion of the issuance. The Company estimates the fair value of its 4.00% Senior Notes using quoted prices for the identical liability (Level 1) and estimates the fair value of its fixed-rate mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments (Level 2).
The carrying value and fair value of the Company’s 4.00% Senior Notes and fixed-rate mortgages were as follows (in millions):

	December 31, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$550.0	$567.0	$—	$—
Real estate related	84.3	77.0	40.7	41.1
Total	$634.3	$644.0	$40.7	$41.1
(1) Carrying value excludes unamortized debt issuance costs.
On April 2, 2020, the Company fully redeemed $300.0 million in aggregate principal amount of its outstanding 5.25% Senior Notes due June 2023. Refer to Note 13. Debt for further discussion of the redemption.
On September 2, 2020, the Company fully redeemed $550.0 million in aggregate principal amount of its outstanding 5.00% Senior Notes due June 2022. Refer to Note 13. Debt for further discussion of the redemption.
Asset Impairments
When an asset impairment is required, the Company impairs any carrying value of the asset in excess of the estimated fair value of the asset, which includes goodwill, intangible franchise rights, property and equipment and ROU assets. Refer to Note 1. Business and Summary of Significant Accounting Policies for further discussion of the significant inputs to the respective fair value models and their levels within the fair value hierarchy.
Derivative Financial Instruments
The Company holds interest rate swaps to hedge against variability of interest payments indexed to LIBOR. The interest rate swaps are designated as cash flow hedges and the related gains or losses are deferred in stockholders’ equity as a component of Accumulated other comprehensive income (loss). The deferred gains or losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of the positions are recognized as Floorplan interest expense or Other interest expense, net, in the Company’s Consolidated Statements of Operations. The Company had no gains or losses related to ineffectiveness recognized in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018.
As of December 31, 2020, the Company held 36 interest rate swaps in effect with a total notional value of $798.7 million that fixed its underlying one-month LIBOR at a weighted average rate of 1.4%. The Company also held 10 interest rate swaps with forward start dates beginning January 2021, that had an aggregate notional value of $575.0 million with a weighted average interest rate of 1.4% as of December 31, 2020. The maturity dates of the Company’s interest rate swaps range between August 2021 and December 2031.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets and liabilities associated with the Company’s interest rate swaps as reflected in the Consolidated Balance Sheets were as follows (in millions):

	December 31,
	2020	2019
Assets:
Other current assets	$1.9	$—
Other long-term assets	0.3	1.9
Total assets	$2.3	$1.9
Liabilities:
Accrued expenses and other current liabilities	$4.2	$2.8
Long-term interest rate swap liabilities	40.6	4.4
Total liabilities	$44.8	$7.2
The following tables present the impact of the Company’s interest rate swaps (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2020	2019	2018
Interest rate swaps	$(36.7)	$(13.3)	$6.5

	Amount of Income (Loss) Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Income Statement Classification	Years Ended December 31,
	2020	2019	2018
Floorplan interest expense, net	$(7.9)	$(0.4)	$(4.7)
Other interest expense, net	$(2.9)	$0.1	$(0.5)
The net amount of loss expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $2.3 million.
7. RECEIVABLES, NET AND CONTRACT ASSETS
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s receivables and contract assets consisted of the following (in millions):

	December 31,
	2020	2019
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$147.1	$169.9
Vehicle receivables	64.5	84.3
Total contracts-in-transit and vehicle receivables	211.5	254.1
Less: allowance for doubtful accounts (1)	0.3	0.3
Total contracts-in-transit and vehicle receivables, net	$211.2	$253.8

Accounts and notes receivables, net:
Manufacturer receivables	$108.7	$123.9
Parts and service receivables	53.2	57.0
F&I receivables	27.4	28.3
Other	13.8	18.7
Total accounts and notes receivables	203.1	227.9
Less: allowance for doubtful accounts (1)	3.2	2.8
Total accounts and notes receivables, net	$200.0	$225.1

Within Other current assets and Other long-term assets:
Total contract assets (1), (2)	$35.3	$21.6
(1) The allowance for doubtful accounts as of December 31, 2020 is calculated under the current expected credit loss (“CECL”) model described below, which was introduced under ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), that became effective for the Company on January 1, 2020. The adoption of ASC 326 did not materially change the calculation of the allowance for doubtful accounts.
(2) See further discussion of the Company’s Contract Assets balance at Note 2. Revenues. No allowance for doubtful accounts was recorded as of December 31, 2020 or December 31, 2019.
The CECL model applies to financial assets measured at amortized cost, as shown in the table above, and requires the Company to reflect expected credit losses over the remaining contractual term of the asset. As the large majority of the Company’s receivables settle within 30 days, the forecast period under the CECL model is a relatively short horizon. The Company uses an aging method to estimate allowances for doubtful accounts under the CECL model as the Company has determined that the aging method adequately reflects expected credit losses, as corroborated by historical loss-rates. However, the Company will apply adjustments for asset-specific factors and current economic conditions as needed at each reporting date. There were no adjustments for expected losses as of December 31, 2020.
8. INVENTORIES
The Company’s inventories consisted of the following (in millions):

	December 31,
	2020	2019
New vehicles	$902.5	$1,328.6
Used vehicles	374.8	346.7
Rental vehicles	110.7	140.9
Parts, accessories and other	80.1	85.5
Total inventories	$1,468.0	$1,901.7
As described in Note 1. Business and Summary of Significant Accounting Policies, inventories are valued at lower of cost or net realizable value. The lower of specific cost or net realizable value adjustments reduced total inventory cost by $8.8 million and $9.7 million at December 31, 2020 and 2019, respectively.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest assistance reduced inventory costs by $7.4 million and $10.7 million at December 31, 2020 and 2019, respectively, and reduced cost of sales by $47.3 million, $49.1 million and $47.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Refer to Note 1. Business and Summary of Significant Accounting Policies for further discussion of the Company’s accounting policies for inventories.
9. PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment consisted of the following (in millions):

	December 31,
	2020	2019
Land	$619.8	$571.3
Buildings and leasehold improvements	1,107.1	1,067.6
Machinery and dealership equipment	145.8	138.2
Office equipment, furniture and fixtures	124.1	118.5
Company vehicles	15.0	15.1
Construction in progress	56.6	36.5
Total	2,068.4	1,947.3
Less: accumulated depreciation and amortization	460.2	400.2
Property and equipment, net	$1,608.2	$1,547.1
For the years ended December 31, 2020, 2019 and 2018 the Company recognized $4.2 million, $1.3 million and $5.1 million, respectively, in asset impairment charges related to property and equipment in the Company’s U.S. segment. For the year ended December 31, 2019, the Company recognized $0.5 million in asset impairment charges related to property and equipment in the Company’s Brazil segment. Property and equipment impairment charges are reflected in Asset impairments in the Consolidated Statements of Operations.
Depreciation and amortization expense totaled $75.8 million, $71.6 million and $67.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company capitalized $1.1 million, $1.3 million and $1.3 million of interest on construction projects for the years ended December 31, 2020, 2019 and 2018, respectively.
10. LEASES
The Company leases real estate, office equipment and dealership operating assets under long-term lease agreements and subleases certain real estate to third parties.
On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (“Topic 842”) and all subsequent amendments using the optional transition method applied to leases existing at January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting policies under ASC Topic 840, Leases (“ASC 840”).
Upon adoption of Topic 842, the Company recognized ROU assets and lease liabilities based on the present value of its remaining minimum rental payments for existing operating leases as of the adoption date, utilizing the Company’s applicable incremental borrowing rate also as of the adoption date. The adoption of Topic 842 resulted in the Company recognizing $222.6 million of operating ROU assets and $236.7 million of operating lease liabilities as of January 1, 2019. The difference between ROU assets and lease liabilities was primarily due to the recognition of a $6.1 million cumulative-effect adjustment, net of deferred tax impact, to retained earnings as of January 1, 2019 resulting from the impairment of certain operating ROU assets upon the adoption of Topic 842. The remaining difference between the ROU assets and lease liabilities is primarily the result of prepaid rent. The Company’s accounting for its finance leases, previously termed capital leases under ASC 840, remained substantially unchanged. The adoption of Topic 842 had no material net impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company recognizes ROU assets and lease liabilities at commencement based on the present value of lease payments over the lease term. For such leases, the aggregate present value of the Company’s lease payments may include options to purchase the leased property or lease terms with options to renew or terminate the lease, when the option is at the Company’s sole discretion and it is reasonably certain that the Company will exercise such an option. The Company’s leases may also include rental payments adjusted periodically for inflation. Payments based on a change in an index or rates are not considered in the determination of lease payments for purposes of measuring the related lease liability. The Company discounts lease payments using its incremental borrowing rate based on information available as of the measurement date. Subsequent to the recognition of its ROU assets and lease liabilities, the Company recognizes lease expense related to its operating lease payments on a straight-line basis over the lease term. None of the Company’s lease agreements contain material residual value guarantees or material restrictive covenants.
For the Company’s dealership operating leases, the Company has elected to separate lease and non-lease components and has allocated the consideration between the lease and non-lease components based on the estimated fair value of the leased component. For all other asset classes, the Company has elected to combine and account for both lease and non-lease components as a single component.
The Company has elected not to record leases with an initial term of 12 months or less on the balance sheet for all asset classes.
The Company performs interim reviews of its ROU assets for impairment when evidence exists that the carrying value of an asset may not be recoverable. During the year ended December 31, 2020, the Company recognized ROU asset impairment charges of $1.8 million within the U.K. segment and $0.2 million within the Brazil segment. During the year ended December 31, 2019, the Company recognized $1.4 million within the U.K. segment. All of the aforementioned impairment charges were related to operating leases and were recognized within Asset impairments in the Company's Consolidated Statements of Operations.
Additional information regarding the Company’s operating and finance leases is as follows (in millions, except for lease term and discount rate information):

Leases	Balance Sheet Classification	December 31, 2020	December 31, 2019
Assets:
Operating	Operating lease assets	$209.9	$220.1
Finance	Property and equipment, net	117.8	75.5
Total		$327.7	$295.5
Liabilities:
Current:
Operating	Current operating lease liabilities	$21.5	$24.6
Finance	Current maturities of long-term debt	9.4	6.6
Noncurrent:
Operating	Operating lease liabilities, net of current portion	207.6	210.7
Finance	Long-term debt, net of current maturities	115.5	76.3
Total		$353.9	$318.3

Lease Expense	Income Statement Classification	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating	Selling, general and administrative expenses	$35.3	$40.1
Operating	Asset impairments	2.0	1.4
Variable	Selling, general and administrative expenses	2.8	2.3
Sublease income	Selling, general and administrative expenses	(1.3)	(1.5)
Finance:
Amortization of lease assets	Depreciation and amortization expense	6.3	5.5
Interest on lease liabilities	Other interest expense, net	7.0	4.8
Net lease expense		$52.1	$52.6

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2020
Maturities of Lease Liabilities	Operating Leases	Finance Leases
2021	$33.4	$16.2
2022	33.3	12.8
2023	31.0	11.5
2024	26.6	25.2
2025	24.1	33.9
Thereafter	182.0	71.2
Total lease payments	330.3	170.8
Less: lease payments representing interest	(101.2)	(45.9)
Present value of lease liabilities	$229.1	$124.9

Weighted-Average Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease terms:
Operating	12.8	11.0
Finance	15.9	11.8
Weighted-average discount rates:
Operating	5.6%	6.1%
Finance	6.2%	7.2%

Other Information	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$35.2	$41.6
Operating cash flows used in finance leases	$7.0	$4.8
Financing cash flows used in finance leases	$6.3	$3.8
ROU assets obtained in exchange for lease obligations:
Operating leases, initial recognition	$4.3	$34.0
Operating leases, modifications and remeasurements	$9.7	$(9.1)
Finance leases, initial recognition	$15.7	$29.6
Finance leases, modifications and remeasurements	$31.8	$8.2

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The Company evaluates its intangible assets, consisting entirely of indefinite-lived franchise rights and goodwill assets, for impairment annually, or more frequently if events or circumstances indicate possible impairment. Refer to Note 1. Business and Summary of Significant Accounting Policies for further discussion of the Company’s accounting policies relating to impairment testing, including the fair value models and significant inputs and assumptions to the models.
As described in Note 1. Business and Summary of Significant Accounting Policies, since emerging in December 2019, the COVID-19 pandemic has spread globally, including to all of the Company’s markets in the U.S., U.K. and Brazil. While the U.S. and U.K. began to show signs of recovery in the second quarter of 2020, the Company’s showrooms in Brazil did not fully reopen until May 2020 and then operated at reduced hours. Despite operations resuming in Brazil, the impact of the virus continued to worsen in the second quarter and had not yet reached its peak in some of the Company’s Brazilian markets. The slower than expected recovery from the COVID-19 pandemic in Brazil during the second quarter of 2020 constituted a triggering event indicating that goodwill may be impaired. Therefore the Company performed a quantitative goodwill impairment test for the Brazil reporting unit as of May 31, 2020 and as a result, the Company recorded a goodwill impairment charge of $10.7 million within the Brazil reporting unit. There was no remaining goodwill balance in the Brazil segment following the impairment charges recorded in the second quarter of 2020.
The impact of the COVID-19 pandemic on the economy and unemployment during the second quarter of 2020 also adversely impacted the Company’s long-term outlook projections compared to the projections in first quarter of 2020. As a result, it was concluded that it was more-likely-than-not that the intangible franchise rights of some dealerships were impaired, requiring a quantitative test as of May 31, 2020. As a result of the quantitative impairment test, the Company determined that the fair value of the franchise rights on certain dealerships in the U.K. and Brazil were below their respective carrying values, which resulted in franchise rights impairment charges of $11.1 million in the U.K. segment and $0.1 million in the Brazil segment. There was no remaining intangible franchise rights balance in the Brazil segment following the impairment charges recorded in the second quarter of 2020.
The Company performed its annual impairment assessment of the carrying value of its goodwill and intangible franchise rights as of October 31, 2020. For the goodwill test, the Company elected to perform a qualitative assessment of each of its reporting units and determined that it was not more-likely-than-not that the fair value of the reporting unit was less than its respective carrying amount. Thus, no additional goodwill impairment was recorded for the year ended December 31, 2020. For the intangible franchise rights test, the Company elected to perform a qualitative assessment to determine whether it was more-likely-than-not that the carrying value of the franchise rights were more than their respective fair values. Based on the results of the qualitative assessment, certain dealerships required a quantitative test based on their actual results through October 31, 2020 and an update of the annual budget in the fourth quarter of 2020. This resulted in additional franchise rights impairment charges of $9.7 million in the U.S. segment during the fourth quarter of 2020.
During the year ended December 31, 2019, the Company recorded $13.4 million in the U.S. segment and $5.6 million in the U.K. segment of impairments on intangible franchise rights. During the year ended December 31, 2018, the company recorded $38.3 million in the U.S. segment and $0.5 million in the U.K. segment of impairments on intangible franchise rights.
During the year ended December 31, 2020, no additional intangible franchise rights were purchased or acquired through business combinations. During the year ended December 31, 2019, the Company recorded additional indefinite-lived intangible franchise rights acquired through business combinations of $12.1 million in the U.S segment.
Refer to Note 3. Acquisitions and Dispositions for further discussion of the Company’s acquisitions.
The following table presents the Company’s intangible franchise rights balances by reportable segment as of December 31, 2020 and 2019 (in millions):

	Intangible Franchise Rights
	U.S.	U.K.	Brazil	Total
Balance, December 31, 2019	$223.1	$30.4	$0.1	$253.5
Balance, December 31, 2020	$213.4	$19.4	$—	$232.8

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a roll-forward of the Company’s goodwill accounts by reporting unit (in millions):

	Goodwill
	U.S.	U.K.	Brazil	Total
Balance, December 31, 2018 (1)	$861.6	$87.6	$14.7	$963.9
Additions through acquisitions	42.0	1.3	—	43.3
Disposals	(1.3)	—	(0.3)	(1.6)
Currency translation	—	3.2	(0.5)	2.7
Balance, December 31, 2019 (1)	$902.3	$92.1	$13.9	$1,008.3
Additions through acquisitions	1.4	—	—	1.4
Disposals	(2.0)	—	—	(2.0)
Impairments	—	—	(10.7)	(10.7)
Currency translation	—	3.2	(3.1)	0.1
Balance, December 31, 2020	$901.7	$95.4	$—	$997.1
(1) Net of accumulated impairments of $97.8 million, comprised of $40.6 million in the U.S. reporting unit and $57.2 million in the Brazil reporting unit.
Despite the Company’s improved results in the third quarter of 2020, COVID-19 cases in certain markets in the U.S., and more pervasively throughout the U.K., have continued to rise in the fourth quarter of 2020. On October 31, 2020, the U.K. government announced a national lockdown of non-essential businesses, which includes the Company’s dealership vehicle showrooms, beginning November 5, 2020 through December 2, 2020. Regional lockdowns occurred in late December and on January 4, 2021, the U.K. government announced another national lockdown of non-essential businesses beginning immediately, and are not expected to be lifted until April 2021 at the earliest. The lockdown impacts the Company’s new and used vehicle sales as showrooms are required to close, but has a lesser impact on the Company’s service operations which are allowed to remain open. Due to the temporary nature of the U.K. lockdown announced in January 2021, no impairment indicators of goodwill or intangible franchise rights were identified subsequent to December 31, 2020 and through the date of issuance of this Form 10-K.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	December 31,
	2020	2019
Revolving credit facility — floorplan notes payable	$901.6	$1,206.0
Revolving credit facility — floorplan notes payable offset account	(160.4)	(106.8)
Revolving credit facility — floorplan notes payable, net	741.2	1,099.1
Other non-manufacturer facilities	26.4	45.3
Floorplan notes payable — credit facility and other, net	$767.6	$1,144.4

FMCC facility	$111.2	$208.5
FMCC facility offset account	(16.0)	(4.1)
FMCC facility, net	95.2	204.5
Other manufacturer affiliate facilities	232.3	255.4
Floorplan notes payable — manufacturer affiliates, net	$327.5	$459.9
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $1.75 billion revolving syndicated credit arrangement with 22 participating financial institutions that matures on June 27, 2024 (“Revolving Credit Facility”). The Revolving Credit Facility consists of two tranches: (i) a $1.70 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which had the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) a $349.0 million maximum capacity and $50.0 million minimum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt — see Note 13. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $1.75 billion commitment, subject to the aforementioned limits. The Acquisition Line includes a $100 million sub-limit for letters of credit. As of December 31, 2020 and 2019, the Company had $17.8 million and $23.6 million, respectively, in outstanding letters of credit.
The U.S. Floorplan Line bears interest at rates equal to LIBOR plus 110 basis points for new vehicle inventory and LIBOR plus 140 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan line was 1.20% as December 31, 2020, excluding the impact of the Company’s interest rate derivative instruments. The Acquisition Line bears interest at LIBOR or a LIBOR equivalent plus 100 to 200 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company has $3.6 million and $4.7 million of related unamortized debt issuance costs as of December 31, 2020 and 2019, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Consolidated Balance Sheets and amortized over the term of the facility.
Under the Revolving Credit Facility, dividends are permitted to the extent that no event of default exists and the Company is in compliance with the financial covenants contained therein. The indentures governing the 4.00% Senior Note and certain mortgage term loans also contain restrictions on the Company’s ability to pay dividends and to repurchase shares of outstanding common stock. After giving effect to the applicable restrictions on share repurchases and certain other transactions under the debt agreements, the Company was limited to $235.3 million of such restrictions as of December 31, 2020.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line and FMCC Facility, and therefore offset the respective outstanding balances in the Company’s Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. This facility bears interest at the higher of the actual U.S. Prime rate or a Prime floor of 4.00%, plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.50% before considering the applicable incentives as of December 31, 2020.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S., U.K. and Brazil with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of December 31, 2020, borrowings outstanding under these facilities totaled $232.3 million, comprised of $94.4 million in the U.S., with annual interest rates ranging from approximately 1% to 6%, $131.2 million in the U.K., with annual interest rates ranging from less than 1% to approximately 4%, and $6.7 million in Brazil with annual interest rates ranging from approximately 2% to 10%.
13. DEBT
Long-term debt consisted of the following (in millions):

	December 31,
	2020	2019
4.00% Senior Notes due August 15, 2028	$550.0	$—
5.00% Senior Notes aggregate principal redeemed September 2, 2020	—	550.0
5.25% Senior Notes aggregate principal redeemed April 2, 2020	—	300.0
Acquisition Line	47.8	72.5
Other debt:
Real estate related	619.8	453.3
Finance leases	124.8	83.0
Other	20.0	42.8
Total other debt	764.6	579.1
Total debt	1,362.4	1,501.6
Less: unamortized discount	—	5.6
Less: unamortized debt issuance costs	11.0	4.8
Less: current maturities	56.7	59.1
Total long-term debt	$1,294.7	$1,432.1
The aggregate annual maturities of debt for the next five years, excluding debt issuance costs, are as follows (in millions):

Total
Years Ended December 31,
2021	$57.3
2022	70.1
2023	94.9
2024	144.9
2025	93.1
Thereafter	902.2
Total	$1,362.4
4.00% Senior Notes
The Company has the following Senior Notes outstanding as of December 31, 2020:

Description	Principal Amount (in millions)	Maturity Date	Effective Interest Rate (1)	Interest Payment Dates
4.00% Senior Notes	$550.0	August 15, 2028	4.21%	February 15th, August 15th
(1) The effective interest rate is after the impact of associated debt issuance costs.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Company may be required to purchase the 4.00% Senior Notes if it sells certain assets or triggers the change in control provisions defined in the senior notes indenture. The 4.00% Senior Notes contain customary restrictions on the Company, including the ability to pay dividends, incur additional indebtedness, create liens, sell or otherwise dispose of assets and repurchase shares of outstanding common stock. Such restrictions are similar to those contained in the Company’s 5.00% and 5.25% Senior Notes that were redeemed in the current year, as described further below.
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
Acquisition Line
The proceeds of the Acquisition Line are used for working capital, general corporate and acquisition purposes. As of December 31, 2020, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as described in Note 12. Floorplan Notes Payable), totaled $47.8 million. The average interest rate on this facility was 1.29% as of December 31, 2020.
Real Estate Related
The Company has mortgage loans in the U.S., U.K. and Brazil that are paid in installments. As of December 31, 2020, borrowings outstanding under these facilities totaled $619.8 million, gross of debt issuance costs, comprised of $514.9 million in the U.S., $92.9 million in the U.K. and $12.0 million in Brazil.
The Company’s mortgage loans are secured by real property owned by the Company. The carrying values of the related collateralized real estate as of December 31, 2020 and 2019 was $893.6 million and $436.2 million, respectively. The Brazilian mortgages are additionally secured by a guarantee from the Company.
Finance Leases
Refer to Note 10.Leases for further information regarding the Company’s finance leases.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. and Brazil relative to its foreign subsidiaries. Income (loss) before income taxes by geographic area was as follows (in millions):

	Years Ended December 31,
	2020	2019	2018
Domestic	$366.6	$227.9	$192.1
Foreign	3.7	(0.6)	13.3
Total income (loss) before income taxes	$370.3	$227.3	$205.4
Federal, state and foreign income tax (benefits) provisions were as follows (in millions):

	Years Ended December 31,
	2020	2019	2018
Federal:
Current	$70.8	$30.9	$35.9
Deferred	5.4	16.5	2.6
State:
Current	7.0	3.8	4.3
Deferred	(1.3)	4.0	0.9
Foreign:
Current	7.0	2.3	3.9
Deferred	(5.1)	(4.3)	—
(Benefit) provision for income taxes	$83.8	$53.3	$47.6
Actual income tax expense differed from income tax expense computed by applying the applicable U.S. federal statutory corporate tax rate of 21.0% to income before income taxes, as follows (in millions):

	Years Ended December 31,
	2020	2019	2018
Provision at the U.S. federal statutory rate	$77.7	$47.7	$43.1
Increase (decrease) resulting from:
State income tax, net of benefit for federal deduction	5.8	5.2	3.6
Foreign income tax rate differential	(1.4)	0.9	(0.3)
Tax Credits	(0.3)	(1.1)	(1.3)
Changes in valuation allowances	2.3	(1.7)	3.4
Tax Act — Enactment date effect	—	—	(0.6)
Stock-based compensation	(0.8)	—	(0.1)
Uncertain tax benefits	(0.3)	0.7	0.4
Other	0.8	1.6	(0.7)
(Benefit) provision for income taxes	$83.8	$53.3	$47.6
For the year ended December 31, 2020, the Company recorded a tax provision of $83.8 million. The Company recognizes the tax on global intangible low-taxed income (“GILTI”) as a period expense in the period the tax is incurred. Under this policy, the Company has not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period. For the year ended December 31, 2020, the Company estimated it has no GILTI tax liability.
The Company’s 2020 effective income tax rate was more than the U.S. federal statutory rate of 21.0%, due primarily to: (1) the taxes provided for in U.S. state jurisdictions; and (2) increased valuation allowances provided for goodwill in Brazil; partially offset by: (1) Brazil losses benefited at a higher tax rate than the U.S. rate, and (2) excess tax deductions for stock based compensation. As a result of these items recorded in 2020 compared to the 2019 items discussed below, the effective tax rate for the year ended December 31, 2020 decreased to 22.6%, as compared to 23.4% for the year ended December 31, 2019.

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
The Company's 2018 effective income tax rate was more than the U.S. federal statutory rate of 21.0%, due primarily to: (1) the taxes provided for in U.S. state jurisdictions; and (2) valuation allowances provided for net operating losses and other deferred tax assets in certain U.S. states and in Brazil, partially offset by: (1) income generated in the U.K., which is taxed at a 19.0% statutory rate; (2) employment tax credits; and (3) the enactment date adjustments from the Tax Act. As a result of these items recorded in 2018 compared to the 2017 items discussed below, the effective tax rate for the year ended December 31, 2018 was 23.2%.
Deferred income tax provisions resulted from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets/liabilities resulted principally from the following (in millions):

	December 31,
	2020	2019
Deferred tax assets:
Loss reserves and accruals	$52.9	$42.8
Interest rate swaps	10.0	1.3
U.S. state net operating loss (“NOL”) carryforwards	34.5	38.2
Foreign NOL carryforwards	28.9	37.6
Operating lease liabilities	56.9	55.5
Goodwill and intangible franchise rights	2.6	—
Other	2.2	1.5
Deferred tax assets	188.0	176.9
Less: valuation allowance on deferred tax assets	60.5	69.7
Net deferred tax assets	$127.5	$107.2
Deferred tax liabilities:
Goodwill and intangible franchise rights	$142.0	$135.1
Depreciation expense	71.1	68.0
Operating lease ROU assets	45.0	45.4
Other	2.0	—
Deferred tax liabilities	260.1	248.5
Net deferred tax liability	$132.6	$141.3
The classification of the Company’s net deferred tax liability within the Consolidated Balance Sheets is as follows (in millions):

	December 31,
	2020	2019
Deferred tax asset, included in Other long-term assets	$8.4	$4.4
Deferred tax liability, included in Deferred income taxes	141.0	145.7
Net deferred tax liability	$132.6	$141.3
As of December 31, 2020, the Company had state pre-tax NOL carryforwards in the U.S. of $564.8 million that will expire between 2020 and 2039, and foreign pre-tax NOL carryforwards of $85.1 million that may be carried forward indefinitely. To the extent that the Company expects that net income will not be sufficient to realize these NOLs in certain jurisdictions, a valuation allowance has been established.
The Company believes it is more-likely-than-not that its deferred tax assets, net of valuation allowances provided, will be realized, based primarily on its expectation of future taxable income, considering future reversals of existing taxable temporary differences.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2020, the Company had two controlled foreign corporations that own its foreign operations (the “Foreign Subsidiaries”). The Company has not provided for U.S. deferred taxes on the outside basis differences of its Foreign Subsidiaries, as the Company has taken the position that its investment in the Foreign Subsidiaries will be permanently reinvested outside the U.S. The book basis for one of the Company’s Foreign Subsidiaries that consists of the Company’s U.K. operations exceeded the tax basis by approximately $13.1 million, as of December 31, 2020. If a taxable event resulting in the recognition of these outside basis differences occurred, the resulting tax would not be material.
Based on the statutes of limitations in the applicable jurisdiction in which the Company operates, the Company is generally no longer subject to examinations by U.S. tax authorities in years prior to 2016, by U.K. tax authorities in years prior to 2016 and by Brazil tax authorities in years prior to 2015.
A reconciliation of the Company’s unrecognized tax benefits is as follows (in millions):

	2020	2019	2018
Balance at January 1	$2.4	$1.6	$1.2
Additions for current tax	0.5	1.0	0.6
Additions based on tax positions in prior years	—	—	—
Reductions for tax positions	(0.4)	—	—
Settlements with tax authorities	—	—	—
Reductions due to lapse of statutes of limitations	(0.5)	(0.2)	(0.1)
Balance at December 31	$2.0	$2.4	$1.6
Included in the balance of unrecognized tax benefits as of December 31, 2020, 2019 and 2018, are $1.7 million, $2.1 million and $1.4 million, respectively, of tax benefits that would affect the effective tax rate if recognized.
For the years ended December 31, 2020, 2019 and 2018 the Company recorded approximately $0.3 million, $0.3 million, $0.2 million, respectively, of interest and penalty related to its uncertain tax positions. Consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. EMPLOYEE SAVINGS PLANS
The Company has a deferred compensation plan to provide select employees and non-employee members of the Company’s Board of Directors with the opportunity to accumulate additional savings for retirement on a tax-deferred basis (“Deferred Compensation Plan”). Participants in the Deferred Compensation Plan are allowed to defer receipt of a portion of their salary, compensation or bonus, or in the case of the Company’s non-employee directors, annual retainer and meeting fees earned. The participants receive a rate of return as determined by management and approved by the Board of Directors, however, the Company has complete discretion over how the funds are utilized. Participants in the Deferred Compensation Plan are unsecured creditors of the Company. The balances due to participants of the Deferred Compensation Plan as of December 31, 2020 and 2019 were $78.4 million and $72.3 million, respectively, with $5.3 million and $3.3 million classified as current for each respective period.
In the U.S., the Company offers a 401(k) plan to eligible employees and provides matching contribution to employees that participate in the plan. For the years ended December 31, 2020, 2019 and 2018, the matching contributions paid by the Company totaled $3.6 million, $6.6 million and $6.2 million, respectively.
In the U.K., the Company offers private personal pension plans and provides matching contributions to eligible employees that participate in the plan. For the years ended December 31, 2020, 2019 and 2018, the matching contributions paid by the Company totaled $2.9 million, $3.7 million and $2.5 million, respectively.
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
Legal Proceedings
As of December 31, 2020, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows, including class action lawsuits. However, the results of current, or future, matters cannot be predicted with certainty and an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.
Other Matters
From time to time, the Company sells its dealerships to third parties. In those instances where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $28.5 million as of December 31, 2020. In certain instances, the Company obtains collateral support for the rental obligations that the Company remains obligated for upon sale of a dealership to a lessee. Total associated letters of credit issued on behalf of the lessee where the Company is the beneficiary, was $5.7 million as of December 31, 2020.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of Accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 were as follows (in millions):

	Year Ended December 31, 2020
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2019	$(142.9)	$(4.1)	$(147.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(8.7)	(45.5)	(54.2)
Tax effect	—	8.8	8.8
Amounts reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	7.9	7.9
Other interest expense, net (pre-tax)	—	2.8	2.8
Realized (gain) loss on interest rate swap termination (pre-tax)	—	0.1	0.1
Provision (benefit) for income taxes	—	(2.6)	(2.6)
Net current period other comprehensive income (loss)	(8.7)	(28.4)	(37.1)
Balance, December 31, 2020	$(151.6)	$(32.5)	$(184.0)

	Year Ended December 31, 2019
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2018	$(146.7)	$8.9	$(137.8)
Other comprehensive income (loss) before reclassifications:
Pre-tax	3.9	(17.4)	(13.5)
Tax effect	—	4.1	4.1
Amounts reclassified from accumulated other comprehensive income (loss) to:
Floorplan interest expense (pre-tax)	—	0.4	0.4
Other interest expense (pre-tax)	—	(0.2)	(0.2)
Provision (benefit) for income taxes	—	(0.1)	(0.1)
Net current period other comprehensive income (loss)	3.9	(13.0)	(9.2)
Balance, December 31, 2019	$(142.9)	$(4.1)	$(147.0)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2018
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2017	$(122.6)	$(0.7)	$(123.2)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(24.2)	8.6	(15.5)
Tax effect	—	(2.1)	(2.1)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Floorplan interest expense (pre-tax)	—	4.7	4.7
Other interest expense (pre-tax)	—	0.5	0.5
Realized (gain) loss on interest rate swap termination (pre-tax)	—	(0.7)	(0.7)
Provision (benefit) for income taxes	—	(1.2)	(1.2)
Net current period other comprehensive income (loss)	(24.2)	9.8	(14.4)
Tax effects reclassified from accumulated other comprehensive income (loss)	—	(0.2)	(0.2)
Balance, December 31, 2018	$(146.7)	$8.9	$(137.8)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. CASH FLOW INFORMATION
Cash, Cash Equivalents and Restricted Cash
The cash flows presented within the Consolidated Statements of Cash Flows reflect cash and cash equivalents of $87.3 million as of December 31, 2020, and cash and cash equivalents of $23.8 million and restricted cash of $4.3 million included in Other long-term assets in the Consolidated Balance Sheets as of December 31, 2019.
Non-cash Activities
The accrual for capital expenditures decreased $1.7 million and $4.1 million from year-end for the years ended December 31, 2020 and 2019, respectively.
Additionally, the Company obtained ROU assets in exchange for lease obligations during the years ended December 31, 2020 and 2019. Refer to Note 10. Leases for further discussion on lease liabilities.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate derivatives, was $92.5 million, $125.3 million and $128.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Cash paid for income taxes, net of refunds, was $64.0 million, $48.3 million and $40.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
19. SEGMENT INFORMATION
As of December 31, 2020, the Company had three reportable segments: the U.S., U.K. and Brazil. The U.S. and Brazil segments are led by the President, U.S. and Brazilian Operations, and the U.K. segment is led by an Operations Director, each reporting directly to the Company's Chief Executive Officer, who is the CODM. The President, U.S. and Brazilian Operations, and the U.K. Operations Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management. Each region engages in business activities and their respective operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the region and to assess performance. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts.
Selected reportable segment data is as follows (in millions):

	Year Ended December 31, 2020
	U.S.	U.K.	Brazil	Total
Total revenues	$8,503.4	$2,096.8	$251.6	$10,851.8
Gross profit	$1,486.0	$248.1	$34.8	$1,769.0
SG&A expenses (1)	$947.0	$191.2	$31.1	$1,169.3
Depreciation and amortization expense	$57.7	$15.8	$2.3	$75.8
Floorplan interest expense	$32.2	$7.1	$0.3	$39.5
Other interest expense, net	$55.0	$6.9	$0.7	$62.6
Income (loss) before income taxes (2)	$366.6	$14.2	$(10.5)	$370.3
Capital expenditures:
Real estate related capital expenditures	$12.9	$11.2	$—	$24.1
Non-real estate related capital expenditures (3)	60.9	10.6	7.6	79.1
Total capital expenditures	$73.8	$21.8	$7.6	$103.2

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2019
	U.S.	U.K.	Brazil	Total
Total revenues	$9,184.2	$2,413.7	$445.9	$12,043.8
Gross profit	$1,494.8	$267.7	$53.5	$1,816.0
SG&A expenses (4)	$1,075.6	$236.9	$46.0	$1,358.4
Depreciation and amortization expense	$55.4	$14.6	$1.6	$71.6
Floorplan interest expense	$53.7	$7.2	$0.7	$61.6
Other interest expense, net	$67.5	$7.3	$0.1	$74.9
Income (loss) before income taxes (5)	$227.9	$(5.3)	$4.6	$227.3
Capital expenditures:
Real estate related capital expenditures	$63.8	$25.7	$3.1	$92.5
Non-real estate related capital expenditures (3)	70.7	25.9	2.6	99.3
Total capital expenditures	$134.5	$51.6	$5.7	$191.8

	Year Ended December 31, 2018
	U.S.	U.K.	Brazil	Total
Total revenues	$8,723.3	$2,437.4	$440.7	$11,601.4
Gross profit	$1,391.3	$279.9	$53.9	$1,725.1
SG&A expenses (6)	$982.1	$240.4	$50.6	$1,273.1
Depreciation and amortization expense	$52.9	$12.6	$1.6	$67.1
Floorplan interest expense	$52.8	$6.3	$0.8	$59.9
Other interest expense, net	$68.1	$6.8	$0.9	$75.8
Income (loss) before income taxes (7)	$192.1	$13.3	$—	$205.4
Capital expenditures:
Real estate related capital expenditures	$20.5	$5.0	$5.8	$31.4
Non-real estate related capital expenditures (3)	80.2	27.5	2.0	109.6
Total capital expenditures	$100.7	$32.5	$7.8	$141.0
(1) SG&A expenses for the year ended December 31, 2020 includes the following: in the U.S. segment, $10.6 million in stock-based compensation expense related to an out-of-period adjustment, $3.1 million net gain on disposition of real estate and dealership transactions and $2.7 million net gain on legal matters; in the U.K. segment, $2.2 million net gain on disposition of real estate and dealership transactions and $1.2 million in severance expense; and in the Brazil segment, $0.9 million in severance expense.
(2) Income (loss) before taxes for the year ended December 31, 2020 includes the SG&A expenses described in note 1 above and additionally includes the following: in the U.S. segment, $13.8 million in asset impairments and $13.7 million loss on debt extinguishment; in the U.K. segment, $12.8 million in asset impairments; and in the Brazil segment, $11.1 million in asset impairments.
(3) Non-real estate related capital expenditures exclude the net decrease (increase) in the accrual for capital expenditures from year-end of $1.7 million, $4.1 million and ($0.5 million) for the years ended December 31, 2020, 2019 and 2018, respectively.
(4) SG&A expenses for the year ended December 31, 2019 includes the following: in the U.S. segment, $17.8 million in expenses related to flood damage from Tropical Storm Imelda and hail storm damages primarily in Texas.
(5) Income (loss) before taxes for the year ended December 31, 2019 includes the SG&A expenses described in note 4 above and additionally includes the following: in the U.S. segment, $14.7 million in asset impairments; in the U.K. segment, $7.0 million in asset impairments; and in the Brazil segment, $0.5 million in asset impairments.
(6) SG&A expenses for the year ended December 31, 2018 includes the following: in the U.S. segment, $25.2 million net gain on disposition of real estate and dealership transactions and $6.4 million of expenses related to catastrophic events mainly as a result of hail storms.
(7) Income (loss) before taxes for the year ended December 31, 2018 includes the SG&A expenses described in note 6 above and additionally includes the following: in the U.S. segment, $43.4 million in asset impairments; in the U.K. segment, $0.5 million in asset impairments.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2020
	U.S.	U.K.	Brazil	Total
Property and equipment, net	$1,303.1	$281.3	$23.9	$1,608.2
Operating lease assets	$117.4	$89.6	$2.8	$209.9
Total assets	$3,942.8	$1,116.8	$29.9	$5,089.4

	December 31, 2019
	U.S.	U.K.	Brazil	Total
Property and equipment, net	$1,251.4	$271.0	$24.7	$1,547.1
Operating lease assets	$114.8	$100.1	$5.2	$220.1
Total assets	$4,256.1	$1,225.6	$88.6	$5,570.2
Refer to Note 11. Intangible Franchise Rights and Goodwill for further discussion of the Company’s intangible franchise rights and goodwill by segment.