Form 10-Q
period 2021-03-31
GROUP 1 AUTOMOTIVE INC
filed 2021-05-06
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of April 30, 2021, the registrant had 18,163,482 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82.9	$87.3
Contracts-in-transit and vehicle receivables, net	254.7	211.2
Accounts and notes receivable, net	208.0	200.0
Inventories	1,320.4	1,468.0
Prepaid expenses	25.8	19.4
Other current assets	19.3	18.4
TOTAL CURRENT ASSETS	1,911.2	2,004.2
Property and equipment, net of accumulated depreciation of $475.2 and $460.2, respectively	1,640.1	1,608.2
Operating lease assets	204.8	209.9
Goodwill	1,019.1	997.1
Intangible franchise rights	236.3	232.8
Other long-term assets	53.6	37.2
TOTAL ASSETS	$5,065.1	$5,089.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $231.9 and $160.4, respectively	$616.4	$767.6
Floorplan notes payable — manufacturer affiliates, net of offset account of $12.9 and $16.0, respectively	327.8	327.5
Current maturities of long-term debt	64.3	56.7
Current operating lease liabilities	20.2	21.5
Accounts payable	439.9	442.6
Accrued expenses and other current liabilities	243.9	226.9
TOTAL CURRENT LIABILITIES	1,712.5	1,842.7
Long-term debt	1,282.6	1,294.7
Long-term operating lease liabilities	200.8	207.6
Deferred income taxes	158.0	141.0
Other long-term liabilities	134.5	153.8
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,367,736 and 25,433,048 shares issued, respectively	0.3	0.3
Additional paid-in capital	305.7	308.3
Retained earnings	1,914.2	1,817.9
Accumulated other comprehensive income (loss)	(156.2)	(184.0)
Treasury stock, at cost; 7,203,806 and 7,342,546 shares, respectively	(487.3)	(492.8)
TOTAL STOCKHOLDERS’ EQUITY	1,576.6	1,449.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,065.1	$5,089.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2021	2020
REVENUES:
New vehicle retail sales	$1,543.4	$1,342.2
Used vehicle retail sales	898.8	779.0
Used vehicle wholesale sales	80.2	86.5
Parts and service sales	360.6	370.6
Finance, insurance and other, net	127.0	112.5
Total revenues	3,010.0	2,690.8
COST OF SALES:
New vehicle retail sales	1,444.3	1,279.4
Used vehicle retail sales	839.2	736.9
Used vehicle wholesale sales	76.3	85.5
Parts and service sales	159.6	172.6
Total cost of sales	2,519.4	2,274.3
GROSS PROFIT	490.7	416.5
Selling, general and administrative expenses	318.4	328.0
Depreciation and amortization expense	19.5	18.6
INCOME (LOSS) FROM OPERATIONS	152.7	69.9
INTEREST EXPENSE:
Floorplan interest expense	7.6	12.9
Other interest expense, net	13.8	18.1
INCOME (LOSS) BEFORE INCOME TAXES	131.4	38.9
(Benefit) provision for income taxes	29.4	9.1
NET INCOME (LOSS)	$101.9	$29.8
BASIC EARNINGS (LOSS) PER SHARE	$5.54	$1.62
Weighted average common shares outstanding	17.8	17.8
DILUTED EARNINGS (LOSS) PER SHARE	$5.52	$1.61
Weighted average dilutive common shares outstanding	17.8	17.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
NET INCOME (LOSS)	$101.9	$29.8
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(2.3)	(27.9)
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of $(9.4) and $9.7, respectively	27.8	(31.6)
Reclassification adjustment for (gain) loss included in interest expense, net of tax benefit (provision) of $0.7 and $0.2, respectively	2.4	0.5
Unrealized gain (loss) on interest rate risk management activities, net of tax	30.2	(31.1)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	27.9	(59.0)
COMPREHENSIVE INCOME (LOSS)	$129.8	$(29.3)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2020	25,433,048	$0.3	$308.3	$1,817.9	$(184.0)	$(492.8)	$1,449.6
Net income (loss)	—	—	—	101.9	—	—	101.9
Other comprehensive income (loss), net of taxes	—	—	—	—	27.9	—	27.9
Net issuance of treasury shares to stock compensation plans	(65,312)	—	(9.0)	—	—	5.5	(3.5)
Stock-based compensation	—	—	6.4	—	—	—	6.4
Dividends declared ($0.31 per share)	—	—	—	(5.6)	—	—	(5.6)
BALANCE, MARCH 31, 2021	25,367,736	$0.3	$305.7	$1,914.2	$(156.2)	$(487.3)	$1,576.6

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2019	25,486,711	$0.3	$295.3	$1,542.4	$(147.0)	$(435.3)	$1,255.7
Net income (loss)	—	—	—	29.8	—	—	29.8
Other comprehensive income (loss), net of taxes	—	—	—	—	(59.0)	—	(59.0)
Purchases of treasury stock	—	—	—	—	—	(48.9)	(48.9)
Net issuance of treasury shares to stock compensation plans	(38,436)	—	(12.7)	—	—	10.2	(2.5)
Stock-based compensation	—	—	5.1	—	—	—	5.1
Dividends declared ($0.30 per share)	—	—	—	(5.5)	—	—	(5.5)
BALANCE, MARCH 31, 2020	25,448,275	$0.3	$287.8	$1,566.7	$(206.0)	$(474.1)	$1,174.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$101.9	$29.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19.5	18.6
Change in operating lease assets	5.9	6.4
Deferred income taxes	5.9	(0.4)
Stock-based compensation	6.4	5.1
Amortization of debt discount and issue costs	0.6	1.0
(Gain) loss on disposition of assets	(1.1)	—
Other	(0.5)	0.4
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	18.3	(98.1)
Accounts and notes receivable	(8.4)	41.6
Inventories	149.3	(125.7)
Contracts-in-transit and vehicle receivables	(43.5)	135.2
Prepaid expenses and other assets	(7.9)	1.8
Floorplan notes payable — manufacturer affiliates	(0.5)	35.9
Deferred revenues	(0.1)	(0.2)
Operating lease liabilities	(6.6)	(7.3)
Net cash provided by (used in) operating activities	239.3	44.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(49.9)	—
Proceeds from disposition of franchises, property and equipment	10.4	0.5
Purchases of property and equipment	(37.3)	(31.6)
Net cash provided by (used in) investing activities	(76.7)	(31.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	2,310.4	1,691.6
Repayments on credit facility — floorplan line and other	(2,461.6)	(1,665.6)
Borrowings on credit facility — acquisition line	—	30.0
Repayments on credit facility — acquisition line	—	(30.0)
Debt issuance costs	—	(0.1)
Borrowings on other debt	40.1	46.2
Principal payments on other debt	(45.4)	(33.7)
Proceeds from employee stock purchase plan	3.5	2.5
Payments of tax withholding for stock-based awards	(7.0)	(5.0)
Repurchases of common stock, amounts based on settlement date	—	(48.9)
Dividends paid	(5.6)	(5.5)
Net cash provided by (used in) financing activities	(165.6)	(18.5)
Effect of exchange rate changes on cash	(1.3)	(3.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4.3)	(8.9)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	87.3	28.1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$82.9	$19.2
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
As of March 31, 2021, the Company’s retail network consisted of 118 dealerships in the U.S., 49 dealerships in the U.K. and 16 dealerships in Brazil. The U.S. and Brazil are led by the President, U.S. and Brazilian Operations, and the U.K. is led by an Operations Director, each reporting directly to the Company's Chief Executive Officer. The President, U.S. and Brazilian Operations, and the U.K. Operations Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management.
The Company’s operating results are generally subject to seasonal variations, as well as changes in the economic environment. In the U.S., the Company generally experiences higher volumes of vehicle sales and service in the second and third calendar quarters of each year. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. In the U.K., the first and third quarters tend to be stronger, driven by the vehicle license plate change months of March and September. In Brazil, the first quarter is generally the weakest, driven by more consumer vacations and activities associated with Carnival, while the third and fourth quarters tend to be stronger. Other factors unrelated to seasonality, such as the COVID-19 pandemic, changes in economic conditions, manufacturer incentive programs, supply issues, seasonal weather events and/or changes in currency exchange rates may exaggerate seasonal or cause counter-seasonal fluctuations in the Company’s revenues and operating income.
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
Certain prior-period amounts have been reclassified to conform to current-period presentation. Specifically, the long-term liabilities associated with the Company’s interest rate swaps have been combined into the caption Other long-term liabilities in the Condensed Consolidated Balance Sheets. The reclassification within the Condensed Consolidated Balance Sheets had no effect on any subtotal in the statements. Additionally, repayments and borrowings on the Company’s real estate related and other debt have been combined within the captions Repayments on other debt and Borrowings on other debt, respectively, in the Condensed Consolidated Statements of Cash Flows. The reclassification within the Condensed Consolidated Statements of Cash Flows had no effect on any subtotal in the statements.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Use of Estimates
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Management analyzes the Company’s estimates based on historical experience and other assumptions that are believed to be reasonable under the circumstances, however, actual results could differ materially from such estimates. The significant estimates made by management in the accompanying Condensed Consolidated Financial Statements include, but are not limited to, inventory valuation adjustments, reserves for future chargebacks on finance, insurance and vehicle service contract fees, self-insured property and casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangible franchise rights and reserves for potential litigation.
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for companies that have contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The optional expedients and exceptions are intended to ease the financial reporting burdens mainly related to contract modification accounting, hedge accounting and lease accounting. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 and will apply through December 31, 2022. LIBOR is used as an interest rate “benchmark” in the majority of the Company’s floorplan notes payable, as well as its mortgages, other debt and lease contracts. Additionally, the Company’s derivative instruments are benchmarked to LIBOR. The Company will apply the relief described as its arrangements are modified and does not expect the adoption will have an impact on the Company’s consolidated financial statements due to the relief provided.
2. REVENUES
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Three Months Ended March 31, 2021
	U.S.	U.K.	Brazil	Total
New vehicle retail sales	$1,246.0	$263.2	$34.1	$1,543.4
Used vehicle retail sales	696.5	191.6	10.7	898.8
Used vehicle wholesale sales	50.4	27.8	2.0	80.2
Total new and used vehicle sales	1,993.0	482.6	46.8	2,522.4
Parts and service sales (1)	296.3	56.5	7.9	360.6
Finance, insurance and other, net (2)	115.1	10.6	1.4	127.0
Total revenues	$2,404.3	$549.6	$56.1	$3,010.0

	Three Months Ended March 31, 2020
	U.S.	U.K.	Brazil	Total
New vehicle retail sales	$988.4	$296.3	$57.5	$1,342.2
Used vehicle retail sales	570.3	188.8	19.9	779.0
Used vehicle wholesale sales	46.8	35.8	3.8	86.5
Total new and used vehicle sales	1,605.5	520.9	81.3	2,207.7
Parts and service sales (1)	304.6	56.4	9.6	370.6
Finance, insurance and other, net (2)	97.4	13.3	1.7	112.5
Total revenues	$2,007.6	$590.7	$92.5	$2,690.8
(1) The Company has applied the optional exemption not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $6.0 million and $4.0 million during the three months ended March 31, 2021 and 2020, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Note 7. Receivables, Net and Contract Assets for additional information on the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company accounts for business combinations under the acquisition method of accounting, under which the Company allocates the purchase price to the assets and liabilities assumed based on an estimate of fair value.
During the three months ended March 31, 2021, the Company acquired two dealerships representing two franchises in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, totaled $49.9 million.
During the three months ended March 31, 2020, the Company had no activity related to acquisitions.
Dispositions
During the three months ended March 31, 2021, the Company’s dispositions include one dealership representing one franchise and one franchise disposition within an existing dealership in the U.S. The Company recorded a net pre-tax gain totaling $1.0 million related to these dispositions. The Company also terminated one franchise representing one dealership in the U.K.
During the three months ended March 31, 2020, the Company had no activity related to dispositions.
The Company’s dispositions generally consist of dealership assets and related real estate. Gains and losses on dispositions are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
4. SEGMENT INFORMATION
As of March 31, 2021 and 2020, the Company had three reportable segments: the U.S., U.K. and Brazil. The U.S. and Brazil segments are led by the President, U.S. and Brazilian Operations, and the U.K. segment is led by an Operations Director, each reporting directly to the Company's Chief Executive Officer, who is the CODM. The President, U.S. and Brazilian Operations, and the U.K. Operations Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management. Each region engages in business activities and their respective operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the region and to assess performance. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts.
Selected reportable segment data is as follows for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31, 2021
	U.S.	U.K.	Brazil	Total
Total revenues	$2,404.3	$549.6	$56.1	$3,010.0
Income (loss) before income taxes (1)	$121.6	$8.4	$1.4	$131.4

	Three Months Ended March 31, 2020
	U.S.	U.K.	Brazil	Total
Total revenues	$2,007.6	$590.7	$92.5	$2,690.8
Income (loss) before income taxes (2)	$42.2	$(2.7)	$(0.6)	$38.9
(1) For the three months ended March 31, 2021, income (loss) before income taxes includes the following: in the U.S. segment, $2.2 million in expenses related to a winter storm, $1.0 million net gain on legal matters and $0.9 million net gain on dealership and real estate transactions; and in the U.K. segment, $0.6 million net loss on dealership and real estate transactions.
(2) For the three months ended March 31, 2020, income (loss) before income taxes includes a $0.9 million severance expense in the Brazil segment.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
5. EARNINGS (LOSS) PER SHARE
The two-class method is utilized for the computation of the Company’s EPS. The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends that are paid in cash. The Company’s RSAs are participating securities. Income allocated to these participating securities is excluded from net earnings available to common shares, as shown in the table below. Basic EPS is computed by dividing net income available to basic common shares by the weighted average number of basic common shares outstanding during the period. Diluted EPS is computed by dividing net income available to diluted common shares by the weighted average number of dilutive common shares outstanding during the period.
The following table sets forth the calculation of EPS for the three months ended March 31, 2021 and 2020 (in millions, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Weighted average basic common shares outstanding	17,757,693	17,763,451
Dilutive effect of stock-based awards and employee stock purchases	66,396	44,810
Weighted average dilutive common shares outstanding	17,824,088	17,808,261
Basic:
Net income (loss)	$101.9	$29.8
Less: Earnings (loss) allocated to participating securities	3.5	1.1
Net income (loss) available to basic common shares	$98.5	$28.7
Basic earnings (loss) per common share	$5.54	$1.62
Diluted:
Net income (loss)	$101.9	$29.8
Less: Earnings (loss) allocated to participating securities	3.5	1.1
Net income (loss) available to diluted common shares	$98.5	$28.7
Diluted earnings (loss) per common share	$5.52	$1.61
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Demand Notes
The Company periodically invests in demand notes with manufacturer-affiliated finance companies that bear interest at variable rates determined by the manufacturers and represent unsecured, unsubordinated and unguaranteed debt obligations of the manufacturers. The instruments are redeemable on demand by the Company and therefore the Company has classified these instruments as Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, the carrying value of these instruments was $59.9 million and $60.0 million, respectively. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices, that are observable or that can be corroborated by observable data by correlation. Accordingly, the Company has classified these instruments within Level 2 of the hierarchy framework.
Fixed Rate Long-Term Debt
The Company’s fixed rate long-term debt primarily consists of amounts outstanding under its senior unsecured notes and certain mortgage facilities. In August 2020, the Company issued $550.0 million in aggregate principal of 4.00% Senior Notes due August 2028 (“4.00% Senior Notes”). The Company estimates the fair value of its 4.00% Senior Notes using quoted prices for the identical liability (Level 1) and estimates the fair value of its fixed-rate mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments (Level 2). Refer to Note 9. Debt for further discussion of the Company’s long-term debt arrangements.
The carrying value and fair value of the Company’s 4.00% Senior Notes and fixed rate mortgages were as follows (in millions):

	March 31, 2021		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$550.0	$545.6	$550.0	$567.0
Real estate related	82.6	74.2	84.3	77.0
Total	$632.6	$619.7	$634.3	$644.0
(1) Carrying value excludes unamortized debt issuance costs.
Derivative Financial Instruments
The Company holds interest rate swaps to hedge against variability of interest payments indexed to LIBOR. The interest rate swaps are designated as cash flow hedges and the related gains or losses are deferred in stockholders’ equity as a component of Accumulated other comprehensive income (loss). The deferred gains or losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of the positions are recognized as Floorplan interest expense or Other interest expense, net, in the Company’s Condensed Consolidated Statements of Operations. The Company had no gains or losses related to ineffectiveness recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020.
As of March 31, 2021, the Company held 38 interest rate swaps in effect with a total notional value of $943.0 million that fixed its underlying one-month LIBOR at a weighted average rate of 1.48%. The Company also held 8 additional interest rate swaps with forward start dates beginning December 2021, that had an aggregate notional value of $425.0 million and a weighted average interest rate of 1.20% as of March 31, 2021. The maturity dates of the Company’s interest rate swaps with forward start dates range between January 2025 and December 2031.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Assets and liabilities associated with the Company’s interest rate swaps as reflected in the Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2021	December 31, 2020
Assets:
Other current assets	$—	$1.9
Other long-term assets	18.1	0.3
Total assets	$18.1	$2.3
Liabilities:
Accrued expenses and other current liabilities	$3.2	$4.2
Other long-term liabilities	17.9	40.6
Total liabilities	$21.1	$44.8
The following tables present the impact of the Company’s interest rate swaps (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	2021	2020
Interest rate swaps	$27.8	$(31.6)

	Amount of Income (Loss) Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Income Statement Classification	Three Months Ended March 31,
	2021	2020
Floorplan interest expense	$(2.2)	$(0.6)
Other interest expense, net	$(0.9)	$(0.1)
The net amount of loss expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $3.2 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
7. RECEIVABLES, NET AND CONTRACT ASSETS
The Company’s receivables, net and contract assets consisted of the following (in millions):

	March 31, 2021	December 31, 2020
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$179.6	$147.1
Vehicle receivables	75.3	64.5
Total contracts-in-transit and vehicle receivables	254.9	211.5
Less: allowance for doubtful accounts	0.2	0.3
Total contracts-in-transit and vehicle receivables, net	$254.7	$211.2

Accounts and notes receivable, net:
Manufacturer receivables	$110.1	$108.7
Parts and service receivables	61.9	53.2
F&I receivables	28.3	27.4
Other	9.9	13.8
Total accounts and notes receivable	210.3	203.1
Less: allowance for doubtful accounts	2.3	3.2
Total accounts and notes receivable, net	$208.0	$200.0

Within Other current assets and Other long-term assets:
Total contract assets (1)	$36.0	$35.3
(1) Refer to Note 2. Revenues for further discussion of the Company’s contract asset balance. No allowance for doubtful accounts was recorded for Contract assets as of March 31, 2021 or December 31, 2020.
8. INTANGIBLES
The following is a roll-forward of the Company’s goodwill accounts by reporting unit (in millions):

	Goodwill
	U.S.	U.K.	Brazil	Total
Balance, December 31, 2020 (1)	$901.7	$95.4	$—	$997.1
Additions and adjustments	22.6	—	—	22.6
Disposals	(1.4)	—	—	(1.4)
Currency translation	—	0.8	—	0.8
Balance, March 31, 2021 (1)	$922.9	$96.2	$—	$1,019.1
(1) Net of accumulated impairments of $108.5 million, comprised of $40.6 million in the U.S. reporting unit and $67.9 million in the Brazil reporting unit.
The Company evaluates its intangible assets, consisting entirely of goodwill and indefinite-lived franchise rights, for impairment annually, or more frequently if events or circumstances indicate possible impairment.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
9. DEBT
Long-term debt consisted of the following (in millions):

	March 31, 2021	December 31, 2020
4.00% Senior Notes due August 15, 2028	$550.0	$550.0
Acquisition Line	48.2	47.8
Other Debt:
Real estate related	609.4	619.8
Finance leases	123.8	124.8
Other	26.1	20.0
Total other debt	759.3	764.6
Total debt	1,357.5	1,362.4
Less: unamortized debt issuance costs	10.5	11.0
Less: current maturities	64.3	56.7
Total long-term debt	$1,282.6	$1,294.7
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 10. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of March 31, 2021, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 10. Floorplan Notes Payable), totaled $48.2 million. The average interest rate on this facility was 1.16% during the three months ended March 31, 2021.
Real Estate Related
The Company has mortgage loans in the U.S., U.K. and Brazil that are paid in installments. As of March 31, 2021, borrowings outstanding under these facilities totaled $609.4 million, gross of debt issuance costs, comprised of $507.4 million in the U.S., $91.0 million in the U.K. and $11.1 million in Brazil.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
10. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	March 31, 2021	December 31, 2020
Revolving credit facility — floorplan notes payable	$808.5	$901.6
Revolving credit facility — floorplan notes payable offset account	(231.9)	(160.4)
Revolving credit facility — floorplan notes payable, net	576.6	741.2
Other non-manufacturer facilities	39.8	26.4
Floorplan notes payable — credit facility and other, net	$616.4	$767.6

FMCC Facility	$82.5	$111.2
FMCC Facility offset account	(12.9)	(16.0)
FMCC Facility, net	69.6	95.2
Other manufacturer affiliate facilities	258.1	232.3
Floorplan notes payable — manufacturer affiliates, net	$327.8	$327.5
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $1.75 billion revolving syndicated credit arrangement with 22 participating financial institutions that matures on June 27, 2024 (“Revolving Credit Facility”). The Revolving Credit Facility consists of two tranches: (i) a $1.70 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) a $349.0 million maximum capacity and $50.0 million minimum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt — refer to Note 9. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $1.75 billion commitment, subject to the aforementioned limits. The Acquisition Line includes a $100 million sub-limit for letters of credit. As of March 31, 2021 and December 31, 2020, the Company had $17.8 million in outstanding letters of credit.
The U.S. Floorplan Line bears interest at rates equal to LIBOR plus 110 basis points for new vehicle inventory and LIBOR plus 140 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 1.18% as of March 31, 2021, excluding the impact of the Company’s interest rate derivative instruments. The Acquisition Line bears interest at LIBOR or a LIBOR equivalent plus 100 to 200 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company had $3.3 million and $3.6 million of related unamortized debt issuance costs as of March 31, 2021 and December 31, 2020, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). This facility bears interest at the higher of the actual U.S. Prime rate or a Prime floor of 4.00%, plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.50% before considering the applicable incentives as of March 31, 2021.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Other Manufacturer Facilities
The Company has other credit facilities in the U.S., U.K. and Brazil with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of March 31, 2021, borrowings outstanding under these facilities totaled $258.1 million, comprised of $97.0 million in the U.S., with annual interest rates ranging from less than 1% to approximately 6%, $156.8 million in the U.K., with annual interest rates ranging from approximately 1% to 4%, and $4.3 million in Brazil, with annual interest rates ranging from approximately 2% to 10%.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line and FMCC Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
11. CASH FLOW INFORMATION
Cash and Cash Equivalents
The cash flows presented within the Company’s Condensed Consolidated Statements of Cash Flows reflect cash and cash equivalents of $82.9 million and $87.3 million as of March 31, 2021 and December 31, 2020, respectively.
Non-Cash Activities
The accrual for capital expenditures increased $2.4 million and $0.7 million from fiscal year-end for the three months ended March 31, 2021 and 2020, respectively.
The following table presents ROU assets obtained in exchange for lease obligations (in millions):

	Three Months Ended March 31,
	2021	2020
ROU assets obtained in exchange for lease obligations:
Operating leases, initial recognition	$—	$0.1
Operating leases, modifications and remeasurements	$0.3	$11.9
Finance leases, initial recognition	$0.2	$10.0
Finance leases, modifications and remeasurements	$—	$(1.5)
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate derivatives, was $25.3 million and $19.9 million for the three months ended March 31, 2021 and 2020, respectively. Cash paid for income taxes, net of refunds, was $1.0 million for the three months ended March 31, 2021. The Company received a net tax refund of $6.2 million for the three months ended March 31, 2020.
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
Legal Proceedings
As of March 31, 2021, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows, including class action lawsuits. However, the results of current or future matters cannot be predicted with certainty and an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Other Matters
From time to time, the Company sells its dealerships to third parties. In those instances where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $27.3 million as of March 31, 2021. In certain instances, the Company obtains collateral support for the rental obligations that the Company remains obligated for upon sale of a dealership to a lessee. Total associated letters of credit issued on behalf of the lessee where the Company is the beneficiary was $4.7 million as of March 31, 2021.
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of Accumulated other comprehensive income (loss) were as follows (in millions):

	Three Months Ended March 31, 2021
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2020	$(151.6)	$(32.5)	$(184.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(2.3)	37.2	34.9
Tax effect	—	(9.4)	(9.4)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	2.2	2.2
Other interest expense, net (pre-tax)	—	0.9	0.9
Provision (benefit) for income taxes	—	(0.7)	(0.7)
Net current period other comprehensive income (loss)	(2.3)	30.2	27.9
Balance, March 31, 2021	$(153.9)	$(2.3)	$(156.2)

	Three Months Ended March 31, 2020
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2019	$(142.9)	$(4.1)	$(147.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(27.9)	(41.3)	(69.2)
Tax effect	—	9.7	9.7
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	0.6	0.6
Other interest expense (pre-tax)	—	0.1	0.1
Provision (benefit) for income taxes	—	(0.2)	(0.2)
Net current period other comprehensive income (loss)	(27.9)	(31.1)	(59.0)
Balance, March 31, 2020	$(170.8)	$(35.2)	$(206.0)

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements may appear throughout this report including, but not limited to, the following sections: Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk. This information includes statements regarding our strategy, plans, goals or current expectations with respect to, among other things:
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
•business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume and pricing, customer demand, interest rates and changes in industry-wide or manufacturer specific inventory levels;
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
Although we believe that the expectations reflected in these forward-looking statements are reasonable when and as made, we cannot assure you that these expectations will prove to be correct. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date of this Form 10-Q concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ from those in the forward-looking statements include:
•adverse developments in the global economy as well as the public health crisis related to the COVID-19 pandemic and the resulting impact on the demand for and supply of new and used vehicles and related parts and services;
•uncertainty regarding the length of time it will take for the U.S. and the rest of the world to slow the spread of the COVID-19 pandemic, the actions to be taken by governments to contain and combat the pandemic and the timing, pace and extent of an economic recovery in the U.S. and elsewhere, which in turn will likely affect demand for our vehicles, parts and services;

•future deterioration in the economic environment, including consumer confidence, consumer preferences, interest rates, the prices of oil and gasoline, the level of manufacturer incentives, the implementation of international and domestic trade tariffs and the availability of consumer credit may affect the demand for new and used vehicles, replacement parts, maintenance and repair services and F&I products;
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
•the existing and future regulatory environment, including legislation related to the Dodd-Frank Wall Street Reform and Consumer Protection Act, climate control legislation, changes to U.S. federal, U.S. state, U.K. or Brazil tax rates and regulations and unexpected litigation or adverse legislation, including changes in U.S. state franchise laws, may impose additional costs on us or otherwise adversely affect us;
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
•our ability to realize attractive margins or volumes for our vehicle sales or services;
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
•availability of trained workforce;
•our losses may not be fully covered by insurance or may only be fully covered with a significant increase to our insurance costs;

•our inability to obtain inventory of new and used vehicles and parts, including imported inventory, at the cost, or in the volume, we expect due to supply chain disruptions or other factors; and
•advancements in vehicle technology and changes in vehicle ownership models/consumer preferences.
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and this Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk.
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
Overview
We are a leading operator in the automotive retail industry. Through our dealerships, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and other insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. Our operations are aligned into three regions, which comprise our reportable segments: the U.S., U.K. and Brazil. The U.S. and Brazil segments are led by the President, U.S. and Brazilian Operations, and the U.K. segment is led by an Operations Director, each reporting directly to our Chief Executive Officer, who is the CODM. The President, U.S. and Brazilian Operations and the U.K. Operations Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management.
As of March 31, 2021, our retail network consisted of 118 dealerships in the U.S., 49 dealerships in the U.K. and 16 dealerships in Brazil. Our operations are primarily located in major metropolitan areas in 15 states in the U.S., 33 towns in the U.K. and three states in Brazil.
Long-Term Strategy
Our business strategy focuses on improving the performance of our existing dealerships and enhancing our dealership portfolio through strategic acquisitions and dispositions to achieve growth, capture market share and maximize the investment return to our stockholders. We constantly evaluate opportunities to improve the overall profitability of our dealerships. We believe that as of March 31, 2021, we have sufficient financial resources to support additional acquisitions. Further, we intend to continue to critically evaluate our return on invested capital in our current dealership portfolio for disposition opportunities.
For 2021, our priorities are growing our company through acquisitions, improving and growing sales penetration in our digital retailing platform, AcceleRide®, continuing to grow our parts and service gross profit through numerous initiatives, increasing our market share in the highly fragmented used vehicle business, continuing to leverage our SG&A as a percentage of gross profit and focusing on the retention and training of our talented dealership employees.
Strategic Acquisitions and Dispositions
We will continue to focus on opportunities to enhance our current dealership portfolio through strategic acquisitions and improving or disposing of underperforming dealerships. We believe that substantial opportunities for growth through acquisitions remain in our industry in the U.S., U.K. and Brazil. Acquisitions capitalize on economies of scale and cost savings opportunities in our existing markets in areas such as used vehicle sourcing, advertising, purchasing, data processing and personnel utilization, thereby increasing operating efficiency.
We seek to acquire large, profitable, well-established dealerships that represent growing brands in growth markets. We evaluate all brands and geographies to expand our brand, product and service offerings in our existing markets or expand into growing geographic areas we currently do not serve. During the first quarter of 2021, we acquired two Toyota dealerships in the U.S. Further, we intend to continue to critically evaluate our return on invested capital in our current dealership portfolio for disposition opportunities. Refer to Note 3. Acquisitions and Dispositions within our Notes to Condensed Consolidated Financial Statements for further discussion.
Digital Initiatives to Enhance the Customer Experience
Our digital initiatives focus on ensuring that we can do business with our customers where and when they want to do business. Our online retail platform, AcceleRide®, which was deployed to all of our U.S. dealerships in 2019, allows a customer to complete a vehicle transaction entirely online or start the sales process online and complete the transaction at one of our dealerships. The customer also has the ability to apply for financing and review and select F&I products as part of the online process. During the first quarter of 2021, U.S. total online retail unit sales increased 124.0% compared to the same period in 2020. We also completed the roll out of AcceleRide® to our U.K. dealerships in the first quarter of 2021. Our parts and service digital efforts focus on our online customer scheduling appointment system. We have seen continued growth in the percentage of appointments scheduled online over the past few years as we have continued to enhance this tool. We have also focused on improved interaction with our parts and service customers by offering preferred communication options via dealership apps, phone, text or email and online payment options. We are capitalizing on technology advances in robotic process automation and artificial intelligence to improve our marketing, call center and back office efficiency. These digital platforms were instrumental in allowing us to connect with and service our customers during the social distancing requirements imposed as a result of the COVID-19 pandemic.

Parts and Service Growth
We remain focused on sustained growth in our higher margin parts and service operations which continue to hinge on the retention and hiring of skilled service technicians and advisors. In 2019, our U.S. service operations implemented a four-day work week for service technicians and advisors which allowed us to expand our hours of operations during the week. This change has resulted in increased service technician and advisor retention, thereby expanding our service capacity without investing additional capital in facilities. Our online service appointment platform and centralized call centers have improved the customer experience. We seek to increase the retention of our customers through more convenient service hours, training of our service advisors, selling service contracts with vehicles sales and customer relationship management software that allows us to provide targeted marketing to our customers. The increasing complexity of vehicles, especially in the area of electronics and technological advancements, is making it increasingly difficult for independent repair shops to maintain the expertise and technology to work on these vehicles and provides us the opportunity to increase our market share well into the future.
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
Cost Management
We continue our efforts to fully leverage our scale and cost structure. As our business evolves, we will manage our costs carefully and look for additional opportunities to improve our processes and disseminate best practices. We believe that our management structure supports rapid decision making and facilitates an efficient and effective roll-out of new processes. As part of the digital efforts discussed above, we have improved our productivity for our sales and service departments.
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
COVID-19 Pandemic and New Vehicle Inventory Levels
The COVID-19 pandemic continues to impact our operations in all of our markets. In the U.K. our dealership showrooms were closed for the entire first quarter of 2021 and in Brazil, our dealerships were closed for portions of the first quarter of 2021 due to government mandated closures related to the pandemic. See U.K. and Brazil in Results of Operations discussions for further information.
Additionally, our manufacturers’ production is currently at reduced levels as a result of global semiconductor chip shortages, which is impacting our new vehicle sales and inventory levels in all our markets. Refer to Item 1A. Risk Factors of this Form 10-Q for additional discussion.

Critical Accounting Policies and Accounting Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. For additional discussion of our critical accounting policies and accounting estimates, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report on Form 10-K.
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
We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our underlying business and results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our current period reported results for entities reporting in currencies other than USD using comparative period exchange rates rather than the actual exchange rates in effect during the respective periods. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. Additionally, we caution investors not to place undue reliance on non-GAAP measures, but also to consider them with the most directly comparable U.S. GAAP measures. Our management also uses constant currency and adjusted cash flows from operating, investing and financing activities in conjunction with U.S. GAAP financial measures to assess our business, including communication with our Board of Directors, investors and industry analysts concerning financial performance. We disclose these non-GAAP measures and the related reconciliations, because we believe investors use these metrics in evaluating longer-term period-over-period performance. These metrics also allow investors to better understand and evaluate the information used by management to assess operating performance.
Certain amounts in the financial statements may not compute due to rounding. All computations have been calculated using unrounded amounts for all periods presented.

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,543.4	$1,342.2	$201.2	15.0%	$13.3	14.0%
Used vehicle retail sales	898.8	779.0	119.7	15.4%	10.4	14.0%
Used vehicle wholesale sales	80.2	86.5	(6.3)	(7.2)%	1.4	(8.8)%
Total used	979.0	865.6	113.5	13.1%	11.8	11.7%
Parts and service sales	360.6	370.6	(10.0)	(2.7)%	2.0	(3.2)%
F&I, net	127.0	112.5	14.5	12.9%	0.5	12.5%
Total revenues	$3,010.0	$2,690.8	$319.2	11.9%	$27.8	10.8%
Gross profit:
New vehicle retail sales	$99.0	$62.8	$36.2	57.7%	$0.5	56.9%
Used vehicle retail sales	59.6	42.1	17.5	41.4%	0.3	40.7%
Used vehicle wholesale sales	3.9	1.0	2.9	293.5%	(0.1)	300.7%
Total used	63.5	43.1	20.4	47.3%	0.2	46.7%
Parts and service sales	201.1	198.0	3.0	1.5%	1.5	0.8%
F&I, net	127.0	112.5	14.5	12.9%	0.5	12.5%
Total gross profit	$490.7	$416.5	$74.2	17.8%	$2.7	17.2%
Gross margin:
New vehicle retail sales	6.4%	4.7%	1.7%
Used vehicle retail sales	6.6%	5.4%	1.2%
Used vehicle wholesale sales	4.9%	1.2%	3.8%
Total used	6.5%	5.0%	1.5%
Parts and service sales	55.8%	53.4%	2.3%
F&I, net	100.0%	100.0%	—%
Total gross margin	16.3%	15.5%	0.8%
Units sold:
Retail new vehicles sold	36,863	35,360	1,503	4.3%
Retail used vehicles sold	38,059	36,790	1,269	3.4%
Wholesale used vehicles sold	9,812	12,086	(2,274)	(18.8)%
Total used	47,871	48,876	(1,005)	(2.1)%
Average sales price per unit sold:
New vehicle retail	$41,868	$37,957	$3,910	10.3%	$362	9.3%
Used vehicle retail	$23,615	$21,175	$2,440	11.5%	$274	10.2%
Gross profit per unit sold:
New vehicle retail sales	$2,687	$1,777	$910	51.2%	$13	50.5%
Used vehicle retail sales	$1,566	$1,146	$420	36.7%	$8	36.0%
Used vehicle wholesale sales	$401	$83	$319	384.8%	$(7)	393.5%
Total used	$1,327	$883	$445	50.4%	$5	49.8%
F&I PRU	$1,695	$1,559	$137	8.8%	$6	8.3%
Other:
SG&A expenses	$318.4	$328.0	$(9.5)	(2.9)%	$1.9	(3.5)%
SG&A as % gross profit	64.9%	78.7%	(13.8)%
Floorplan expense:
Floorplan interest expense	$7.6	$12.9	$(5.3)	(41.2)%	$0.1	(41.9)%
Less: floorplan assistance (1)	13.2	10.6	2.6	24.9%	—	24.9%
Net floorplan expense	$(5.6)	$2.3	$(7.9)	(345.5)%	$0.1	(349.3)%
(1) Floorplan assistance is included within New vehicle retail sales Gross profit above and New vehicle retail sales Cost of sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,542.9	$1,332.0	$210.8	15.8%	$13.3	14.8%
Used vehicle retail sales	898.2	770.5	127.7	16.6%	10.4	15.2%
Used vehicle wholesale sales	80.2	85.5	(5.4)	(6.3)%	1.4	(7.9)%
Total used	978.4	856.1	122.3	14.3%	11.8	12.9%
Parts and service sales	358.1	364.2	(6.1)	(1.7)%	1.9	(2.2)%
F&I, net	127.0	111.5	15.5	13.9%	0.5	13.5%
Total revenues	$3,006.3	$2,663.7	$342.6	12.9%	$27.6	11.8%
Gross profit:
New vehicle retail sales	$99.1	$62.2	$36.9	59.4%	$0.5	58.6%
Used vehicle retail sales	59.6	41.9	17.7	42.3%	0.3	41.5%
Used vehicle wholesale sales	4.0	1.0	3.0	295.2%	(0.1)	301.0%
Total used	63.6	42.9	20.7	48.2%	0.3	47.7%
Parts and service sales	200.0	194.7	5.3	2.7%	1.4	2.0%
F&I, net	127.0	111.5	15.5	13.9%	0.5	13.5%
Total gross profit	$489.6	$411.3	$78.4	19.1%	$2.7	18.4%
Gross margin:
New vehicle retail sales	6.4%	4.7%	1.8%
Used vehicle retail sales	6.6%	5.4%	1.2%
Used vehicle wholesale sales	5.0%	1.2%	3.8%
Total used	6.5%	5.0%	1.5%
Parts and service sales	55.8%	53.5%	2.4%
F&I, net	100.0%	100.0%	—%
Total gross margin	16.3%	15.4%	0.8%
Units sold:
Retail new vehicles sold	36,851	35,082	1,769	5.0%
Retail used vehicles sold	38,027	36,331	1,696	4.7%
Wholesale used vehicles sold	9,799	11,921	(2,122)	(17.8)%
Total used	47,826	48,252	(426)	(0.9)%
Average sales price per unit sold:
New vehicle retail	$41,868	$37,969	$3,899	10.3%	$361	9.3%
Used vehicle retail	$23,621	$21,209	$2,412	11.4%	$273	10.1%
Gross profit per unit sold:
New vehicle retail sales	$2,689	$1,772	$917	51.7%	$13	51.0%
Used vehicle retail sales	$1,567	$1,153	$414	35.9%	$8	35.2%
Used vehicle wholesale sales	$408	$85	$323	380.8%	$(6)	387.9%
Total used	$1,330	$889	$441	49.6%	$5	49.0%
F&I PRU	$1,696	$1,561	$135	8.6%	$6	8.2%
Other:
SG&A expenses	$317.3	$322.3	$(4.9)	(1.5)%	$1.8	(2.1)%
SG&A as % gross profit	64.8%	78.4%	(13.6)%

Reported Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended March 31,
	2021	2020	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,246.0	$988.4	$257.7	26.1%
Used vehicle retail sales	696.5	570.3	126.2	22.1%
Used vehicle wholesale sales	50.4	46.8	3.6	7.6%
Total used	746.9	617.1	129.8	21.0%
Parts and service sales	296.3	304.6	(8.3)	(2.7)%
F&I, net	115.1	97.4	17.7	18.1%
Total revenues	$2,404.3	$2,007.6	$396.8	19.8%
Gross profit:
New vehicle retail sales	$80.9	$47.3	$33.6	71.1%
Used vehicle retail sales	50.3	31.9	18.4	57.6%
Used vehicle wholesale sales	3.9	0.8	3.1	374.6%
Total used	54.3	32.8	21.5	65.6%
Parts and service sales	165.1	163.5	1.6	1.0%
F&I, net	115.1	97.4	17.7	18.1%
Total gross profit	$415.3	$340.9	$74.3	21.8%
Gross margin:
New vehicle retail sales	6.5%	4.8%	1.7%
Used vehicle retail sales	7.2%	5.6%	1.6%
Used vehicle wholesale sales	7.8%	1.8%	6.0%
Total used	7.3%	5.3%	2.0%
Parts and service sales	55.7%	53.7%	2.0%
F&I, net	100.0%	100.0%	—%
Total gross margin	17.3%	17.0%	0.3%
Units sold:
Retail new vehicles sold	29,152	24,495	4,657	19.0%
Retail used vehicles sold	30,431	27,668	2,763	10.0%
Wholesale used vehicles sold	6,440	7,027	(587)	(8.4)%
Total used	36,871	34,695	2,176	6.3%
Average sales price per unit sold:
New vehicle retail	$42,743	$40,350	$2,393	5.9%
Used vehicle retail	$22,888	$20,613	$2,275	11.0%
Gross profit per unit sold:
New vehicle retail sales	$2,774	$1,929	$845	43.8%
Used vehicle retail sales	$1,654	$1,154	$499	43.3%
Used vehicle wholesale sales	$610	$118	$492	417.9%
Total used	$1,471	$944	$527	55.8%
F&I PRU	$1,931	$1,868	$64	3.4%
Other:
SG&A expenses	$261.7	$257.5	$4.2	1.6%
SG&A as % gross profit	63.0%	75.5%	(12.5)%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended March 31,
	2021	2020	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,245.7	$979.3	$266.4	27.2%
Used vehicle retail sales	696.4	562.8	133.6	23.7%
Used vehicle wholesale sales	50.4	45.9	4.5	9.8%
Total used	746.8	608.7	138.1	22.7%
Parts and service sales	295.5	301.9	(6.4)	(2.1)%
F&I, net	115.1	96.6	18.5	19.2%
Total revenues	$2,403.1	$1,986.5	$416.6	21.0%
Gross profit:
New vehicle retail sales	$80.9	$46.7	$34.3	73.4%
Used vehicle retail sales	50.3	31.8	18.6	58.6%
Used vehicle wholesale sales	3.9	0.8	3.1	367.2%
Total used	54.3	32.6	21.7	66.5%
Parts and service sales	164.7	161.8	2.9	1.8%
F&I, net	115.1	96.6	18.5	19.2%
Total gross profit	$415.0	$337.6	$77.4	22.9%
Gross margin:
New vehicle retail sales	6.5%	4.8%	1.7%
Used vehicle retail sales	7.2%	5.6%	1.6%
Used vehicle wholesale sales	7.8%	1.8%	6.0%
Total used	7.3%	5.4%	1.9%
Parts and service sales	55.7%	53.6%	2.1%
F&I, net	100.0%	100.0%	—%
Total gross margin	17.3%	17.0%	0.3%
Units sold:
Retail new vehicles sold	29,148	24,271	4,877	20.1%
Retail used vehicles sold	30,425	27,280	3,145	11.5%
Wholesale used vehicles sold	6,440	6,897	(457)	(6.6)%
Total used	36,865	34,177	2,688	7.9%
Average sales price per unit sold:
New vehicle retail	$42,738	$40,349	$2,389	5.9%
Used vehicle retail	$22,890	$20,631	$2,259	10.9%
Gross profit per unit sold:
New vehicle retail sales	$2,777	$1,923	$854	44.4%
Used vehicle retail sales	$1,655	$1,164	$491	42.2%
Used vehicle wholesale sales	$612	$122	$489	400.3%
Total used	$1,473	$954	$519	54.4%
F&I PRU	$1,931	$1,873	$58	3.1%
Other:
SG&A expenses	$262.0	$253.9	$8.1	3.2%
SG&A as % gross profit	63.1%	75.2%	(12.1)%

The following discussion of our U.S. operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenues
Total revenues in the U.S. during the three months ended March 31, 2021 increased $396.8 million, or 19.8%, as compared to the same period in 2020. Total same store revenues in the U.S. during the three months ended March 31, 2021 increased $416.6 million, or 21.0%, as compared to the same period in 2020, driven by increases in all of our revenue streams, with the exception of parts and service sales. The increase of 27.2% in new vehicle retail same store sales was driven by a 20.1% increase in same store new vehicle retail unit sales coupled with a 5.9% increase in same store new vehicle average sales price per retail unit reflecting increased demand at our dealerships and lower vehicle inventory supply as a result of the OEMs producing and delivering fewer vehicles to dealerships due to a global semiconductor chip shortage. At March 31, 2021, our U.S. new vehicle inventory stood at a 34 day’s supply, which was 87 days lower than the same period last year and 14 days lower than December 31, 2020 days’ supply of 48. While we anticipate inventories remaining tight in the near term, we will continue to adjust our operations as necessary. Used vehicle retail same store sales increased 23.7% driven by an 11.5% increase in used vehicle retail same store unit sales coupled with a 10.9% increase in used vehicle same store average price per retail unit reflecting increased demand and lower inventory levels. Sell A Ride, a tool from our online digital platform, AcceleRide® which enables a customer to sell their vehicle from the comfort of their home, was instrumental in alleviating some of our used vehicle supply constraints. Adding to the increase in our new and used vehicle retail same store sales were sales from AcceleRide®. Several technological enhancements made during the first quarter of 2021 to our online platform helped bolster these results. Used vehicle wholesale same store sales increased 9.8% driven by a 17.5% increase in used vehicle average same store price per wholesale unit which was partially offset by a 6.6% decrease in used vehicle same store wholesale units. The increase in our same store average used vehicle wholesale price was the result of a 19.8% increase in average used vehicle market prices in 2021 as compared to the first quarter of 2020, as reflected in the Manheim Index. Parts and service same store revenues decreased by 2.1% for the quarter ended March 31, 2021 as compared to the same period in 2020, driven by a 11.7% decline in warranty revenues and a 14.5% decline in collision revenues which were partially offset by a 5.2% increase in customer pay revenues while our wholesale revenues remained flat. Our Texas and Oklahoma stores were adversely impacted by a record-setting winter storm in the middle of February, which essentially shut down most of our parts and service business for approximately a week and dampened our parts and service same store revenues. F&I same store revenues increased 19.2% driven primarily by a 15.6% increase in same store total retail unit sales and higher income per contract on finance and many of our other insurance product offerings, which were partially offset by lower penetration rates and an increase in our overall chargeback experience.
Gross Profit
Total gross profit in the U.S. during the three months ended March 31, 2021 increased $74.3 million, or 21.8%, as compared to the same period in 2020. Total same store gross profit in the U.S. during the three months ended March 31, 2021 increased $77.4 million, or 22.9%, as compared to the same period in 2020, driven by increases in all of our operations. New vehicle same store gross profit increased 73.4%, reflecting a 44.4% increase in new vehicle same store gross profit per unit sold, coupled with a 20.1% increase in same store new vehicle retail units sold. The increase in new vehicle retail same store gross profit per unit sold reflects strong consumer demand along with inventory supply constraints. Used vehicle retail same store gross profit increased 58.6%, reflecting an increase of 42.2% in used vehicle retail same store gross profit per unit sold coupled with an 11.5% increase in used vehicle retail same store unit sales over the same period in 2020. The increase in used vehicle retail same store gross profit per unit sold reflects higher market prices stemming from tight inventory levels. Used vehicle wholesale gross profit increased as industry supply shortages drove up auction prices as reflected in the Manheim Index. Parts and service same store gross profit increased 1.8% primarily due to an increase in customer pay gross profit. New F&I same store gross profit increased 19.2% driven by the increases in revenue discussed above. Total same store gross margin increased 30 basis points driven by higher new and used vehicle margins because of vehicle supply constraints and higher parts and service margin due to improvements in customer pay.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses (which includes legal, professional fees and general corporate expenses). Total SG&A expenses in the U.S. during the three months ended March 31, 2021 increased $4.2 million, or 1.6%, as compared to the same period in 2020. Total same store SG&A expenses in the U.S. during the three months ended March 31, 2021 increased $8.1 million, or 3.2%, as compared to the same period in 2020 primarily driven by an increase in personnel costs due to growth in variable commission payments as a result of improvements in new and used vehicle retail sales volume and gross profit. Total 2021 same store SG&A expenses in the U.S. included $2.2 million in disaster pay and insurance deductible expense associated with the February winter storm in Texas and a $1.0 million gain related to a non-core legal settlement. Total same store SG&A as a percent of gross profit decreased from 75.2% in the first quarter of 2020 to 63.1% for the same period of 2021, driven by higher vehicle margins and gains in our salesperson and technician productivity rates.

Reported Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$263.2	$296.3	$(33.1)	(11.2)%	$21.4	(18.4)%
Used vehicle retail sales	191.6	188.8	2.8	1.5%	13.0	(5.4)%
Used vehicle wholesale sales	27.8	35.8	(8.0)	(22.4)%	1.9	(27.6)%
Total used	219.4	224.6	(5.2)	(2.3)%	14.9	(8.9)%
Parts and service sales	56.5	56.4	—	0.1%	3.9	(6.9)%
F&I, net	10.6	13.3	(2.8)	(20.7)%	0.8	(26.8)%
Total revenues	$549.6	$590.7	$(41.0)	(6.9)%	$41.2	(13.9)%
Gross profit:
New vehicle retail sales	$14.8	$12.1	$2.7	22.6%	$1.3	11.8%
Used vehicle retail sales	8.2	9.2	(1.0)	(10.8)%	0.6	(17.0)%
Used vehicle wholesale sales	(0.2)	—	(0.1)	(412.9)%	—	(305.7)%
Total used	8.0	9.1	(1.1)	(12.2)%	0.5	(18.1)%
Parts and service sales	32.6	30.3	2.3	7.6%	2.3	0.1%
F&I, net	10.6	13.3	(2.8)	(20.7)%	0.8	(26.8)%
Total gross profit	$66.0	$64.8	$1.2	1.8%	$4.9	(5.8)%
Gross margin:
New vehicle retail sales	5.6%	4.1%	1.5%
Used vehicle retail sales	4.3%	4.9%	(0.6)%
Used vehicle wholesale sales	(0.6)%	(0.1)%	(0.5)%
Total used	3.7%	4.1%	(0.4)%
Parts and service sales	57.8%	53.7%	4.1%
F&I, net	100.0%	100.0%	—%
Total gross margin	12.0%	11.0%	1.0%
Units sold:
Retail new vehicles sold	6,540	8,894	(2,354)	(26.5)%
Retail used vehicles sold	7,112	8,024	(912)	(11.4)%
Wholesale used vehicles sold	3,138	4,584	(1,446)	(31.5)%
Total used	10,250	12,608	(2,358)	(18.7)%
Average sales price per unit sold:
New vehicle retail	$40,240	$33,314	$6,926	20.8%	$3,279	10.9%
Used vehicle retail	$26,941	$23,528	$3,413	14.5%	$1,829	6.7%
Gross profit per unit sold:
New vehicle retail sales	$2,261	$1,356	$905	66.8%	$200	52.0%
Used vehicle retail sales	$1,149	$1,141	$8	0.7%	$81	(6.4)%
Used vehicle wholesale sales	$(51)	$(7)	$(44)	(649.3)%	$(11)	(492.7)%
Total used	$782	$724	$58	8.0%	$53	0.7%
F&I PRU	$773	$787	$(14)	(1.8)%	$59	(9.3)%
Other:
SG&A expenses	$49.6	$59.8	$(10.2)	(17.0)%	$3.5	(23.0)%
SG&A as % gross profit	75.2%	92.3%	(17.1)%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$263.0	$295.2	$(32.2)	(10.9)%	$21.4	(18.2)%
Used vehicle retail sales	191.1	187.8	3.4	1.8%	13.0	(5.1)%
Used vehicle wholesale sales	27.8	35.8	(8.0)	(22.4)%	1.9	(27.6)%
Total used	218.9	223.6	(4.7)	(2.1)%	14.8	(8.7)%
Parts and service sales	54.7	52.7	2.0	3.9%	3.8	(3.3)%
F&I, net	10.5	13.2	(2.7)	(20.1)%	0.8	(26.3)%
Total revenues	$547.2	$584.7	$(37.5)	(6.4)%	$41.1	(13.4)%
Gross profit:
New vehicle retail sales	$14.8	$12.0	$2.8	23.1%	$1.3	12.3%
Used vehicle retail sales	8.1	9.1	(0.9)	(10.4)%	0.6	(16.6)%
Used vehicle wholesale sales	(0.1)	—	(0.1)	(208.2)%	—	(147.1)%
Total used	8.0	9.1	(1.0)	(11.2)%	0.5	(17.3)%
Parts and service sales	32.0	28.7	3.2	11.2%	2.3	3.4%
F&I, net	10.5	13.2	(2.7)	(20.1)%	0.8	(26.3)%
Total gross profit	$65.3	$63.0	$2.3	3.7%	$4.9	(4.1)%
Gross margin:
New vehicle retail sales	5.6%	4.1%	1.6%
Used vehicle retail sales	4.3%	4.8%	(0.6)%
Used vehicle wholesale sales	(0.4)%	(0.1)%	(0.3)%
Total used	3.7%	4.0%	(0.4)%
Parts and service sales	58.4%	54.5%	3.9%
F&I, net	100.0%	100.0%	—%
Total gross margin	11.9%	10.8%	1.2%
Units sold:
Retail new vehicles sold	6,532	8,840	(2,308)	(26.1)%
Retail used vehicles sold	7,086	7,953	(867)	(10.9)%
Wholesale used vehicles sold	3,125	4,549	(1,424)	(31.3)%
Total used	10,211	12,502	(2,291)	(18.3)%
Average sales price per unit sold:
New vehicle retail	$40,262	$33,397	$6,866	20.6%	$3,280	10.7%
Used vehicle retail	$26,975	$23,612	$3,363	14.2%	$1,829	6.5%
Gross profit per unit sold:
New vehicle retail sales	$2,260	$1,356	$904	66.7%	$200	51.9%
Used vehicle retail sales	$1,149	$1,142	$7	0.6%	$80	(6.4)%
Used vehicle wholesale sales	$(34)	$(8)	$(27)	(348.7)%	$(7)	(259.6)%
Total used	$787	$724	$63	8.7%	$54	1.3%
F&I PRU	$774	$786	$(12)	(1.5)%	$59	(9.1)%
Other:
SG&A expenses	$48.2	$57.8	$(9.6)	(16.6)%	$3.4	(22.6)%
SG&A as % gross profit	73.8%	91.8%	(18.0)%

The following discussion of our U.K. operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. The U.K. experienced a surge in COVID-19 cases at the end of 2020, which led to a government-mandated closure of all non-essential businesses beginning January 4, 2021 through April 12, 2021. The national lockdown impacted our new and used vehicle sales as our showrooms were closed the entire first quarter of 2021, but had a lesser impact on our service operations as they remained open.
Revenues
Total revenues in the U.K. during the three months ended March 31, 2021 decreased $41.0 million, or 6.9%, as compared to the same period in 2020. Total same store revenues in the U.K. during the three months ended March 31, 2021 decreased $37.5 million, or 6.4%, as compared to the same period in 2020. On a constant currency basis, total same store revenues decreased 13.4% driven by declines in all of our revenue streams. During the first quarter of 2021, our U.K. operations relied heavily on online selling by rolling out AcceleRide®, our online new and used vehicle sales platform. New vehicle retail same store revenues on a constant currency basis decreased 18.2% driven by a 26.1% decline in new vehicle retail same store unit sales, partially offset by a 10.7% increase in average new vehicle retail same store sales price. On a constant currency basis, used vehicle retail same store revenues decreased 5.1% as used vehicle retail same store unit sales declined 10.9%, partially offset by a 6.5% increase in average used retail same store sales price. The declines in new and used vehicle retail same store unit sales reflect limitations on selling vehicles without a showroom or the ability to conduct test drives as our showrooms were closed for the entire first quarter as discussed above. The increases in average new and used vehicle retail same store sales prices reflect lower vehicle inventory supply as OEMs are producing and delivering fewer vehicles due to a global semiconductor chip shortage. At March 31, 2021 our U.K. new vehicle inventory stood at a 28 days’ supply, which was 8 days lower than the same period last year and 74 days lower than December 31, 2020 days’ supply of 102. While we anticipate inventories remaining tight in the near term, we will continue to adjust our operations as necessary. Parts and service same store revenues decreased 3.3% on a constant currency basis, as a 1.3% increase in customer-pay business was more than offset by declines in our other parts and service businesses. F&I same store revenues on a constant currency basis decreased 26.3%, as a decline in retail unit sales volumes coupled with lower penetration rates were partially offset by a decrease in our overall chargeback experience.
Gross Profit
Total gross profit in the U.K. during the three months ended March 31, 2021 increased $1.2 million, or 1.8%, as compared to the same period in 2020. Total same store gross profit in the U.K. during the three months ended March 31, 2021 increased $2.3 million, or 3.7%, as compared to the same period in 2020. On a constant currency basis, total same store gross profit decreased 4.1%, driven by declines in our used vehicle retail and F&I operations. New vehicle retail same store gross profit increased 12.3% on a constant currency basis, driven by a 51.9% increase in new vehicle retail same store gross profit per unit, partially offset by a 26.1% decrease in new vehicle retail same store unit sales. The increase in new vehicle gross profit per unit primarily reflects supply constraints. On a constant currency basis, used vehicle retail same store gross profit decreased 16.6%, reflecting a 10.9% decline in used vehicle retail same store unit sales, coupled with a 6.4% decrease in used vehicle retail same store gross profit per unit sold. The decline in used vehicle retail same store gross profit per unit sold reflects our efforts to refresh inventory as we pushed to sell older units in stock. Parts and service same store gross profit on a constant currency basis increased 3.4%, as most of the service repair work performed in the quarter was higher margin, as customers have deferred lower margin regular maintenance during the lockdown period. F&I same store gross profit on a constant currency basis decreased 26.3% as previously discussed.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses (which includes legal, professional fees and general corporate expenses). Total SG&A expenses in the U.K. during the three months ended March 31, 2021 decreased $10.2 million, or 17.0%, as compared to the same period in 2020. Total same store SG&A expenses in the U.K. during the three months ended March 31, 2021, decreased $9.6 million, or 16.6%, as compared to the same period in 2020. On a constant currency basis, total same store SG&A expenses decreased 22.6%, driven by the continual execution of cost reduction strategies as a response to the COVID-19 pandemic coupled with a temporary suspension of city tax. We have strived to retain our lower operating cost structure and have continued to benefit from these cost cutting measures in the first quarter of 2021. As a percentage of gross profit, total same store SG&A expenses decreased from 91.8% for the first quarter of 2020 to 73.8% for the same period of 2021.

Reported Operating Data — Brazil
(In millions, except unit data)

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$34.1	$57.5	$(23.3)	(40.6)%	$(8.1)	(26.5)%
Used vehicle retail sales	10.7	19.9	(9.3)	(46.5)%	(2.6)	(33.6)%
Used vehicle wholesale sales	2.0	3.8	(1.8)	(47.6)%	(0.5)	(34.6)%
Total used	12.7	23.8	(11.1)	(46.7)%	(3.1)	(33.7)%
Parts and service sales	7.9	9.6	(1.7)	(17.6)%	(1.9)	2.3%
F&I, net	1.4	1.7	(0.3)	(19.9)%	(0.3)	(0.7)%
Total revenues	$56.1	$92.5	$(36.5)	(39.4)%	$(13.4)	(24.9)%
Gross profit:
New vehicle retail sales	$3.4	$3.5	$(0.1)	(3.5)%	$(0.8)	19.6%
Used vehicle retail sales	1.1	1.1	0.1	5.5%	(0.3)	30.1%
Used vehicle wholesale sales	0.2	0.2	—	(17.0)%	—	1.5%
Total used	1.3	1.3	—	1.8%	(0.3)	25.5%
Parts and service sales	3.3	4.2	(0.9)	(20.3)%	(0.8)	(1.0)%
F&I, net	1.4	1.7	(0.3)	(19.9)%	(0.3)	(0.7)%
Total gross profit	$9.4	$10.7	$(1.3)	(12.1)%	$(2.3)	8.9%
Gross margin:
New vehicle retail sales	9.9%	6.1%	3.8%
Used vehicle retail sales	10.4%	5.3%	5.1%
Used vehicle wholesale sales	8.4%	5.3%	3.1%
Total used	10.1%	5.3%	4.8%
Parts and service sales	42.5%	43.9%	(1.4)%
F&I, net	100.0%	100.0%	—%
Total gross margin	16.7%	11.5%	5.2%
Units sold:
Retail new vehicles sold	1,171	1,971	(800)	(40.6)%
Retail used vehicles sold	516	1,098	(582)	(53.0)%
Wholesale used vehicles sold	234	475	(241)	(50.7)%
Total used	750	1,573	(823)	(52.3)%
Average sales price per unit sold:
New vehicle retail	$29,159	$29,169	$(11)	—%	$(6,926)	23.7%
Used vehicle retail	$20,662	$18,154	$2,508	13.8%	$(5,004)	41.4%
Gross profit per unit sold:
New vehicle retail sales	$2,894	$1,782	$1,112	62.4%	$(693)	101.3%
Used vehicle retail sales	$2,148	$957	$1,191	124.5%	$(502)	176.9%
Used vehicle wholesale sales	$725	$430	$295	68.6%	$(161)	106.1%
Total used	$1,704	$798	$906	113.6%	$(396)	163.2%
F&I PRU	$816	$560	$256	45.7%	$(196)	80.6%
Other:
SG&A expenses	$7.1	$10.6	$(3.5)	(33.1)%	$(1.6)	(18.0)%
SG&A as % gross profit	75.5%	99.1%	(23.7)%

Same Store Operating Data — Brazil
(In millions, except unit data)

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$34.1	$57.5	$(23.3)	(40.6)%	$(8.1)	(26.5)%
Used vehicle retail sales	10.7	19.9	(9.3)	(46.5)%	(2.6)	(33.6)%
Used vehicle wholesale sales	2.0	3.8	(1.8)	(47.6)%	(0.5)	(34.6)%
Total used	12.7	23.8	(11.1)	(46.7)%	(3.1)	(33.7)%
Parts and service sales	7.9	9.6	(1.7)	(17.6)%	(1.9)	2.3%
F&I, net	1.4	1.7	(0.3)	(19.9)%	(0.3)	(0.7)%
Total revenues	$56.1	$92.5	$(36.5)	(39.4)%	$(13.4)	(24.9)%
Gross profit:
New vehicle retail sales	$3.4	$3.5	$(0.1)	(3.5)%	$(0.8)	19.6%
Used vehicle retail sales	1.1	1.1	0.1	5.5%	(0.3)	30.1%
Used vehicle wholesale sales	0.2	0.2	—	(17.0)%	—	1.5%
Total used	1.3	1.3	—	1.8%	(0.3)	25.5%
Parts and service sales	3.3	4.2	(0.9)	(20.4)%	(0.8)	(1.1)%
F&I, net	1.4	1.7	(0.3)	(19.9)%	(0.3)	(0.7)%
Total gross profit	$9.4	$10.7	$(1.3)	(12.2)%	$(2.3)	8.9%
Gross margin:
New vehicle retail sales	9.9%	6.1%	3.8%
Used vehicle retail sales	10.4%	5.3%	5.1%
Used vehicle wholesale sales	8.4%	5.3%	3.1%
Total used	10.1%	5.3%	4.8%
Parts and service sales	42.5%	44.0%	(1.5)%
F&I, net	100.0%	100.0%	—%
Total gross margin	16.7%	11.5%	5.2%
Units sold:
Retail new vehicles sold	1,171	1,971	(800)	(40.6)%
Retail used vehicles sold	516	1,098	(582)	(53.0)%
Wholesale used vehicles sold	234	475	(241)	(50.7)%
Total used	750	1,573	(823)	(52.3)%
Average sales price per unit sold:
New vehicle retail	$29,159	$29,169	$(11)	—%	$(6,926)	23.7%
Used vehicle retail	$20,662	$18,154	$2,508	13.8%	$(5,004)	41.4%
Gross profit per unit sold:
New vehicle retail sales	$2,894	$1,782	$1,112	62.4%	$(693)	101.3%
Used vehicle retail sales	$2,148	$957	$1,191	124.4%	$(502)	176.9%
Used vehicle wholesale sales	$725	$430	$295	68.6%	$(161)	106.1%
Total used	$1,704	$798	$906	113.5%	$(396)	163.1%
F&I PRU	$816	$560	$256	45.7%	$(196)	80.6%
Other:
SG&A expenses	$7.1	$10.5	$(3.4)	(32.2)%	$(1.6)	(16.8)%
SG&A as % gross profit	76.2%	98.7%	(22.5)%

The following discussion of our Brazil operating results is on a same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. During the first quarter of 2021, Brazil saw a rise in COVID-19 cases partially due to a new variant that is rapidly spreading through the country and overwhelming the healthcare system. To contain the spread of the virus, the government canceled Carnival in 2021 and implemented various lockdowns for non-essential businesses. As such, many of our showrooms were closed periodically throughout the quarter impacting our ability to sell new and used vehicles.
Revenues
Total and same store revenues in Brazil during the three months ended March 31, 2021 decreased $36.5 million, or 39.4%, as compared to the same period in 2020. On a constant currency basis, total same store revenues decreased 24.9% driven by declines in all business lines except parts and services, resulting from the continued negative impact of the COVID-19 pandemic. New vehicle retail same store revenues on a constant currency basis decreased 26.5%, as a 40.6% decrease in new vehicle retail same store unit sales was partially offset by a 23.7% increase in new vehicle retail same store average sales price per unit sold. Used vehicle retail same store revenues on a constant currency basis decreased 33.6%, reflecting a 53.0% decrease in used vehicle retail same store unit sales partially offset by a 41.4% increase in used vehicle retail same store average sales price per unit sold. Used vehicle wholesale same store revenues decreased 34.6% on a constant currency basis, reflecting a 50.7% decline in wholesale used vehicle same store unit sales. Reduced demand, limited availability of inventory and closure of our dealerships during the COVID-19 lockdown drove the reduction in new and used vehicle same store unit sales. The increases in new and used vehicle retail same store average sales price per unit is the result of higher transaction prices due to lower inventory supply in the market as OEMs are producing and delivering fewer vehicles due to a global semiconductor chip shortage. Parts and service same store revenues on a constant currency basis increased 2.3%, driven by increases in customer-pay and warranty revenues, which were partially offset by declines in collision revenues. F&I same store revenues on a constant currency basis remained relatively flat as an increase in finance income per contract was offset by the decline in retail unit sales.
Gross Profit
Total and same store gross profit in Brazil during the three months ended March 31, 2021 decreased $1.3 million as compared to the same period in 2020. On a constant currency basis, total same store gross profit increased 8.9% driven by increases in new vehicle, used vehicle retail and used vehicle wholesale, partially offset by declines in parts and services. New vehicle retail same store gross profit on a constant currency basis increased 19.6% driven by a 101.3% increase in new vehicle retail same store average gross profit per unit sold, partially offset by a 40.6% decline in new vehicle retail same store unit sales. Used vehicle retail same store gross profit on a constant currency basis increased 30.1%, reflecting the 176.9% increase in used vehicle retail same store average gross profit per unit sold partially offset by the 53.0% decline in used vehicle retail same store unit sales. The improvement in new and used same store retail gross profit per retail unit was a direct result of supply constraints. Parts and service same store gross profit on a constant currency basis decreased 1.1% driven by declines in our warranty and customer-pay margins. F&I same store gross profit on a constant currency basis remained flat compared to the same period a year ago.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses (which includes legal, professional fees and general corporate expenses). Total SG&A expenses in Brazil during the three months ended March 31, 2021 decreased $3.5 million, or 33.1%, as compared to the same period in 2020. Total same store SG&A expenses in Brazil during the three months ended March 31, 2021 decreased $3.4 million, or 32.2%, as compared to the same period in 2020. On a constant currency basis, total same store SG&A expenses decreased 16.8% while total same store gross profit increased 8.9%, resulting in a 2,250 basis points decrease in total same store SG&A as a percentage of gross profit. The decrease in same store SG&A is explained by expense control measures taken by management due to COVID-19, primarily driven by a decrease in personnel expense. Total same store SG&A expenses in 2020 included $0.9 million of severance costs associated with the termination of employees as a result of the COVID-19 pandemic.

The following table (in millions) and discussion of our results of operations is on a consolidated basis, unless otherwise noted.

	Three Months Ended March 31,
	2021	2020	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$19.5	$18.6	$0.9	4.7%
Floorplan interest expense	$7.6	$12.9	$(5.3)	(41.2)%
Other interest expense, net	$13.8	$18.1	$(4.3)	(23.9)%
(Benefit) provision for income taxes	$29.4	$9.1	$20.3	223.0%
Depreciation and Amortization Expense
Total depreciation and amortization expense during the three months ended March 31, 2021 increased $0.9 million, or 4.7%, as compared to the same period in 2020. The slight increase is attributed to an increase in property and equipment in our U.K. segment.
Floorplan Interest Expense
Total floorplan interest expense during the three months ended March 31, 2021 decreased $5.3 million, or 41.2%, as compared to the same period in 2020. Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on LIBOR, Prime rate or a benchmark rate. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure on a portion of our borrowings for a fixed interest rate. The decrease is primarily due to lower floorplan borrowings as a result of lower inventory levels and lower weighted average interest rates mainly due to a decline in LIBOR, partially offset by higher expense on our interest rate swaps.
Other Interest Expense, Net
Total other interest expense, net during the three months ended March 31, 2021 decreased $4.3 million, or 23.9%, as compared to the same period in 2020. Other interest expense, net consists of interest charges primarily on our Senior Notes, real estate related debt and other debt, partially offset by interest income. The decrease was primarily attributable to lower interest rates achieved through refinancing our debt in the previous year, including the redemption of $300.0 million in aggregate principal of our 5.25% Senior Notes on April 2, 2020, which was funded at lower interest rates through increased borrowings on our real estate related debt and Acquisition Line, and the redemption of $550.0 million aggregate principal of our 5.00% Senior Notes on September 2, 2020, which was funded through the issuance of $550.0 million aggregate principal amount of our 4.00% Senior Notes on August 17, 2020.
Provision for Income Taxes
Provision for income taxes of $29.4 million during the three months ended March 31, 2021 increased by $20.3 million, or 223.0%, as compared to the same period in 2020. The increase was primarily due to higher pretax book income. For the three months ended March 31, 2021, our effective tax rate decreased to 22.4% from 23.4% as compared to the same period in 2020. This decrease was primarily due to decreases in valuation allowances provided for net operating losses in Brazil as compared to the same period in 2020.
We expect our effective tax rate for the remainder of 2021 will be between 23.0% and 24.0%. We believe that it is more-likely-than-not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income, considering future reversals of existing taxable temporary differences.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of our U.S. Floorplan Line and FMCC Facility levels (refer to Note 10. Floorplan Notes Payable in our Notes to Condensed Consolidated Financial Statements for additional information), cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital, dealership and real estate acquisition financing and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for the next 12 months. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2021 change, we may need to access the private or public capital markets to obtain additional funding. Refer to Sources and Uses of Liquidity from Investing Activities below for further discussion of expectations regarding future capital expenditures.

Cash on Hand
As of March 31, 2021, our total cash on hand was $82.9 million. The balance of cash on hand excludes $244.8 million of immediately available funds used to pay down our U.S. Floorplan Line and FMCC Facility as of March 31, 2021. We use the pay down of our U.S. Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
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
We categorize the cash flows associated with borrowings and repayments on these various credit facilities as Cash Flows from Operating Activities or Cash Flows from Financing Activities in our Condensed Consolidated Statements of Cash Flows. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities in the Condensed Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (refer to Note 10. Floorplan Notes Payable in the Notes to Condensed Consolidated Financial Statements for additional information) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. and Brazil unaffiliated with our manufacturer partners (collectively, “Non-OEM Floorplan Credit Facilities”), are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure “Adjusted net cash provided by/used in operating activities” and “Adjusted net cash provided by/used in financing activities” to further evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
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

The following table reconciles cash flows provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Three Months Ended March 31,
	2021	2020	% Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities:	$239.3	$44.1	443.2%
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisitions and dispositions	(79.6)	11.8
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	(3.1)	(3.9)
Adjusted net cash provided by (used in) operating activities	$156.6	$51.9	201.5%
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities:	$(76.7)	$(31.1)	(146.6)%
Change in cash paid for acquisitions, associated with Floorplan notes payable	5.3	—
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(5.4)	—
Adjusted net cash provided by (used in) investing activities	$(76.8)	$(31.1)	(147.1)%
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities:	$(165.6)	$(18.5)	(796.6)%
Change in Floorplan notes payable, excluding floorplan offset	82.9	(7.9)
Adjusted net cash provided by (used in) financing activities	$(82.8)	$(26.4)	(214.0)%
Sources and Uses of Liquidity from Operating Activities
For the three months ended March 31, 2021, we generated $239.3 million of net cash flows from operating activities. On an adjusted basis for the same period, we generated $156.6 million in net cash flows from operating activities, primarily consisting of $101.9 million in net income, coupled with non-cash adjustments related to depreciation and amortization of $19.5 million and stock-based compensation of $6.4 million. Adjusted net cash flows from operating activities also included an $18.0 million adjusted net change in operating assets and liabilities, including cash inflows of $149.3 million from decreases in inventory levels and $18.3 million from increases in accounts payable and accrued expenses. These cash inflows were partially offset by cash outflows of $83.2 million from adjusted net floorplan repayments and $43.5 million from net increases in contracts-in-transit and vehicle receivables.
For the three months ended March 31, 2020, we generated $44.1 million of net cash flows from operating activities. On an adjusted basis for the same period, we generated $51.9 million in net cash flows from operating activities, primarily consisting of $29.8 million in net income, coupled with non-cash adjustments related to depreciation and amortization of $18.6 million, operating lease assets of $6.4 million and stock-based compensation of $5.1 million. Adjusted net cash flows from operating activities also includes an $8.9 million adjusted net change in operating assets and liabilities, including cash outflows of $125.7 million from an increase in inventory levels, $98.1 million from decreases in accounts payable and accrued expenses and $7.3 million from the decrease in operating lease liabilities. These cash outflows were partially offset by cash inflows of $135.2 million from net decreases in contracts-in-transit and vehicle receivables, $43.8 million from an adjusted net increase of floorplan borrowings and $41.6 million from decreases in accounts and notes receivable.
Working Capital
At March 31, 2021, we had a $198.6 million surplus of working capital. This represents an increase of $37.2 million from December 31, 2020, when we had a $161.5 million surplus of working capital. Changes in our working capital are typically explained by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flows from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.

Sources and Uses of Liquidity from Investing Activities
During the three months ended March 31, 2021, we used $76.7 million in net cash flow for investing activities. On an adjusted basis for the same period, we used $76.8 million in net cash flows from investing activities, primarily consisting of $44.6 million used for acquisition activity and $37.3 million used for purchases of property and equipment and to construct new and improve existing facilities, partially offset by cash inflows of $5.0 million related to the disposition of franchises and property and equipment. Of the $37.3 million in property and equipment purchases, $22.2 million was used for non-real estate related capital expenditures, $17.5 million was used for the purchase of real estate associated with existing dealership operations and $2.4 million represented the net increase in the accrual for capital expenditures from fiscal year-end.
During the three months ended March 31, 2020, we used $31.1 million in net cash flows from investing activities on both an unadjusted and adjusted basis, which represents $31.6 million used for purchases of property and equipment partially offset by cash inflows of $0.5 million related to the disposition of property and equipment. Of the $31.6 million in property and equipment purchases, $21.2 million was used for non-real estate related capital expenditures, $11.2 million was used for the purchase of real estate associated with existing dealership operations and $0.7 million represents the net increase in the accrual for capital expenditures from fiscal year-end.
Capital Expenditures
Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2021 will be approximately $110 million excluding expenditures related to real estate purchases and future acquisitions, which could generally be funded from excess cash.
Acquisitions
We evaluate the expected return on investment in our consideration of potential business purchases. Cash needed to complete our acquisitions generally comes from excess working capital, operating cash flows of our dealerships and borrowings under our floorplan facilities, term loans and our Acquisition Line.
Sources and Uses of Liquidity from Financing Activities
For the three months ended March 31, 2021, we used $165.6 million in net cash flows from financing activities. On an adjusted basis for the same period, we used $82.8 million in net cash flows from financing activities, primarily related to cash outflows of $68.4 million in net repayments on our U.S. Floorplan Line (representing the net cash activity in our floorplan offset account) and $5.6 million in dividend payments.
For the three months ended March 31, 2020, we used $18.5 million in net cash flows from financing activities. On an adjusted basis for the same period, we used $26.4 million in net cash flows from financing activities, primarily related to cash outflows of $48.9 million related to the repurchase of our common stock and $5.5 million in dividend payments, partially offset by $20.2 million in net borrowings on our U.S. Floorplan Line (representing the net cash activity in our floorplan offset account) and $10.5 million in net borrowings on other debt.

Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of March 31, 2021 (in millions):

	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,396.0	$576.6	$819.4
Acquisition Line (2)	349.0	65.8	283.2
Total revolving credit facility	1,745.0	642.4	1,102.6
FMCC Facility (3)	300.0	69.6	230.4
Total U.S. credit facilities (4)	$2,045.0	$712.0	$1,333.0
(1) The available balance at March 31, 2021 includes $231.9 million of immediately available funds. The remaining available balance can be used for inventory financing.
(2) The outstanding balance of $65.8 million is related to outstanding letters of credit of $17.8 million and $48.0 million in borrowings as of March 31, 2021. The borrowings outstanding under the Acquisition Line included no U.S dollar borrowings and £35 million of GBP borrowings translated at the spot rate on the day borrowed, solely for the purpose of calculating the outstanding and available borrowings under the Acquisition Line. The available borrowings may be limited from time to time, based on certain debt covenants.
(3) The available balance at March 31, 2021 includes $12.9 million of immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4) The outstanding balance excludes $297.9 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
We have other credit facilities in the U.S., U.K. and Brazil with third-party financial institutions, most of which are affiliated with the automobile manufacturers that provide financing for portions of our new, used and rental vehicle inventories. In addition, we have outstanding debt instruments, including our 4.00% Senior Notes, as well as real estate related and other debt instruments. Refer to Note 9. Debt in our Notes to Condensed Consolidated Financial Statements for further information.
Covenants
Our Revolving Credit Facility, indentures governing our senior notes and certain mortgage term loans contain customary financial and operating covenants that place restrictions on us, including our ability to incur additional indebtedness, create liens or to sell or otherwise dispose of assets and to merge or consolidate with other entities. Certain of our mortgage agreements contain cross-default provisions that in the event of a default of certain mortgage agreements and of our Revolving Credit Facility, could trigger an uncured default.
As of March 31, 2021, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of March 31, 2021
	Required	Actual
Total adjusted leverage ratio	< 5.50	1.98
Fixed charge coverage ratio	> 1.20	4.81
As of March 31, 2021, we had $82.9 million of cash on hand and an additional $244.8 million invested in our floorplan offset accounts, bringing total cash liquidity to $327.7 million. In addition, we had $283.2 million of additional borrowing capacity on our Acquisition Line, bringing total immediate liquidity to $610.9 million as of March 31, 2021. Based on our position as of March 31, 2021 and our outlook as discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations, we have sufficient liquidity currently and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 9. Debt and Note 10. Floorplan Notes Payable in our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of March 31, 2021.

Share Repurchases and Dividends
Our Board of Directors from time to time, authorizes the repurchase of shares of our common stock up to a certain monetary limit. During the first quarter of 2021, we had no repurchase of shares of our common stock. As of March 31, 2021, we had $168.7 million available under our current share repurchase authorization.
For the first quarter of 2021, our Board of Directors approved a quarterly cash dividend of $0.31 per share on all shares of our common stock, which resulted in $5.4 million paid to common shareholders and $0.2 million to unvested RSA holders.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided regarding our foreign currency exchange rates and financial instruments to which we are a party at March 31, 2021 and from which we may incur future gains or losses from changes in market interest rates and/or foreign currency rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Interest Rates
We have interest rate risk on our variable-rate debt obligations, primarily consisting of our U.S. Floorplan Line. Based on the amount of variable-rate borrowings outstanding of $1.5 billion and $2.0 billion as of March 31, 2021 and 2020, respectively, a 100 basis-point change in interest rates would have resulted in an approximate $5.0 million and $11.8 million change to our annual interest expense, respectively, after consideration of the interest rate swaps in effect.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the three months ended March 31, 2021 and 2020, we recognized $13.2 million and $10.6 million of interest assistance as a reduction of new vehicle cost of sales, respectively.
For additional information about the potential impact of LIBOR phase out on our results of operations, see Item 1A. Risk Factors of our 2020 Form 10-K.
Foreign Currency Exchange Rates
The functional currency of our U.K. subsidiaries is the GBP and of our Brazil subsidiaries is the BRL. Our exposure to fluctuating exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average exchange rates for the GBP to the USD would have resulted in a $50.0 million and $53.7 million decrease to our revenues for the three months ended March 31, 2021 and 2020, respectively. A 10% devaluation in average exchange rates for the BRL to the USD would have resulted in a $5.1 million and $8.4 million decrease to our revenues for the three months ended March 31, 2021 and 2020, respectively.
For additional information about our market sensitive financial instruments, refer to Note 6. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.
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

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2021, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. For a discussion of our legal proceedings, refer to Note 12. Commitments and Contingencies within our Notes to Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Except as set forth below, during the three months ended March 31, 2021, there were no changes to the Risk Factors disclosed in Item 1A. Risk Factors of our 2020 Form 10-K.
We are subject to risks associated with our dependence on manufacturers for vehicle inventory.
The success of our dealerships is dependent on the ability of our numerous vehicle manufacturers, whom we rely exclusively on for the manufacture and timely delivery of our new vehicle inventory. Our ability to sell new vehicles is dependent on our vehicle manufacturers’ ability to manufacture, allocate and deliver to our dealerships an adequate supply of high quality and desirable vehicle selections at the right time in order to satisfy customers’ ever-changing demands. Vehicle manufacturers may be adversely impacted by parts and raw material shortages, including semiconductor chips, if such shortages are not immediately resolved. Currently, vehicle manufacturers are producing and delivering fewer vehicles to our dealerships due to a global semiconductor chip shortage. The chip shortage is impacting the automobile industry’s new vehicle production which has decreased our new vehicle inventory. It is impossible to predict with certainty the duration of the semiconductor chip shortage, but we expect our inventory levels to be low through the remainder of 2021. If our manufacturers’ production remains at current reduced levels or continues to decline, diminishing our ability to meet the immediate needs of our customers, the semiconductor shortage could have a material and adverse impact on our financial and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. During the three months ended March 31, 2021, we did not repurchase any shares of our common stock. As of March 31, 2021, $168.7 million remained available under our share repurchase authorization. Our share repurchase authorization does not have an expiration date. Future share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant.
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

Group 1 Automotive, Inc.

Date:	May 6, 2021	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer