Form 10-Q
period 2021-06-30
GROUP 1 AUTOMOTIVE INC
filed 2021-08-05
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of July 30, 2021, the registrant had 18,074,057 shares of common stock outstanding.

i

GLOSSARY OF DEFINITIONS

The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
ASU	Accounting Standards Update
Brexit	Withdrawal of the U.K. from the European Union
BRL	Brazilian Real (R$)
CODM	Chief Operating Decision Maker
COVID-19 pandemic	Coronavirus disease first emerging in December 2019 and resulting in the ongoing global pandemic in 2020 and 2021
EPS	Earnings per share
F&I	Finance, insurance and other
FASB	Financial Accounting Standards Board
FMCC	Ford Motor Credit Company
GBP	British Pound Sterling (£)
LIBOR	London Interbank Offered Rate
OEM	Original equipment manufacturer
PRU	Per retail unit
RSA	Restricted stock award
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
USD	United States Dollar
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the U.S.
VSC	Vehicle Service Contract

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$198.7	$87.3
Contracts-in-transit and vehicle receivables, net	222.5	211.2
Accounts and notes receivable, net	196.8	200.0
Inventories	1,030.2	1,468.0
Prepaid expenses	22.3	19.4
Other current assets	19.4	18.4
TOTAL CURRENT ASSETS	1,689.8	2,004.2
Property and equipment, net of accumulated depreciation of $491.1 and $460.2, respectively	1,645.9	1,608.2
Operating lease assets	213.2	209.9
Goodwill	1,018.7	997.1
Intangible franchise rights	236.4	232.8
Other long-term assets	51.7	37.2
TOTAL ASSETS	$4,855.9	$5,089.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $326.1 and $160.4, respectively	$224.5	$767.6
Floorplan notes payable — manufacturer affiliates, net of offset account of $— and $16.0, respectively	274.0	327.5
Current maturities of long-term debt	59.4	56.7
Current operating lease liabilities	22.0	21.5
Accounts payable	424.4	442.6
Accrued expenses and other current liabilities	267.8	226.9
TOTAL CURRENT LIABILITIES	1,272.0	1,842.7
Long-term debt	1,322.0	1,294.7
Long-term operating lease liabilities	208.1	207.6
Deferred income taxes	156.4	141.0
Other long-term liabilities	143.4	153.8
Commitments and Contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,357,677 and 25,433,048 shares issued, respectively	0.3	0.3
Additional paid-in capital	313.6	308.3
Retained earnings	2,099.1	1,817.9
Accumulated other comprehensive income (loss)	(155.9)	(184.0)
Treasury stock, at cost; 7,282,827 and 7,342,546 shares, respectively	(503.1)	(492.8)
TOTAL STOCKHOLDERS’ EQUITY	1,754.0	1,449.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,855.9	$5,089.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
New vehicle retail sales	$1,855.3	$1,062.7	$3,398.7	$2,404.8
Used vehicle retail sales	1,195.6	641.2	2,094.4	1,420.3
Used vehicle wholesale sales	96.4	48.7	176.6	135.2
Parts and service sales	392.1	282.0	752.8	652.6
Finance, insurance and other, net	161.0	96.7	288.0	209.2
Total revenues	3,700.4	2,131.2	6,710.5	4,822.0
COST OF SALES:
New vehicle retail sales	1,690.0	998.9	3,134.4	2,278.3
Used vehicle retail sales	1,086.5	594.9	1,925.7	1,331.8
Used vehicle wholesale sales	87.2	46.6	163.5	132.1
Parts and service sales	175.4	132.0	335.0	304.5
Total cost of sales	3,039.2	1,772.4	5,558.5	4,046.7
GROSS PROFIT	661.3	358.8	1,151.9	775.3
Selling, general and administrative expenses	376.7	237.2	695.2	565.1
Depreciation and amortization expense	18.8	18.8	38.3	37.4
Asset impairments	—	23.8	—	23.8
INCOME FROM OPERATIONS	265.8	79.0	418.5	148.9
Floorplan interest expense	8.8	10.1	16.4	23.0
Other interest expense, net	13.7	16.2	27.5	34.3
Loss on extinguishment of debt	—	10.4	—	10.4
INCOME BEFORE INCOME TAXES	243.2	42.3	374.6	81.2
Provision for income taxes	52.3	12.2	81.7	21.3
NET INCOME	$191.0	$30.2	$292.9	$60.0
BASIC EARNINGS PER SHARE	$10.40	$1.64	$15.94	$3.25
Weighted average common shares outstanding	17.7	17.8	17.8	17.8
DILUTED EARNINGS PER SHARE	$10.35	$1.63	$15.88	$3.25
Weighted average dilutive common shares outstanding	17.8	17.8	17.8	17.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET INCOME	$191.0	$30.2	$292.9	$60.0
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	7.2	(2.5)	4.9	(30.4)
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of $3.4, $1.5, $(5.1) and $11.2, respectively	(11.1)	(7.0)	16.7	(38.6)
Reclassification adjustment for loss included in interest expense, net of tax benefit of $0.6, $0.7, $1.3 and $0.9, respectively	1.9	2.1	4.2	2.7
Reclassification related to de-designated interest rate swaps net of tax benefit of $0.7, $—, $0.7 and $—, respectively	2.4	—	2.4	—
Unrealized gain (loss) on interest rate risk management activities, net of tax	(6.9)	(4.9)	23.3	(36.0)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	0.3	(7.3)	28.1	(66.4)
COMPREHENSIVE INCOME (LOSS)	$191.2	$22.8	$321.0	$(6.4)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, MARCH 31, 2021	25,367,736	$0.3	$305.7	$1,914.2	$(156.2)	$(487.3)	$1,576.6
Net income	—	—	—	191.0	—	—	191.0
Other comprehensive income, net of taxes	—	—	—	—	0.3	—	0.3
Purchases of treasury stock	—	—	—	—	—	(18.6)	(18.6)
Net issuance of treasury shares to stock compensation plans	(10,059)	—	1.1	—	—	2.9	4.0
Stock-based compensation	—	—	6.8	—	—	—	6.8
Dividends declared ($0.33 per share)	—	—	—	(6.0)	—	—	(6.0)
BALANCE, JUNE 30, 2021	25,357,677	$0.3	$313.6	$2,099.1	$(155.9)	$(503.1)	$1,754.0

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2020	25,433,048	$0.3	$308.3	$1,817.9	$(184.0)	$(492.8)	$1,449.6
Net income	—	—	—	292.9	—	—	292.9
Other comprehensive income, net of taxes	—	—	—	—	28.1	—	28.1
Purchases of treasury stock	—	—	—	—	—	(18.6)	(18.6)
Net issuance of treasury shares to stock compensation plans	(75,371)	—	(7.9)	—	—	8.4	0.5
Stock-based compensation	—	—	13.2	—	—	—	13.2
Dividends declared ($0.64 per share)	—	—	—	(11.7)	—	—	(11.7)
BALANCE, JUNE 30, 2021	25,357,677	$0.3	$313.6	$2,099.1	$(155.9)	$(503.1)	$1,754.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, MARCH 31, 2020	25,448,275	$0.3	$287.8	$1,566.7	$(206.0)	$(474.1)	$1,174.6
Net income	—	—	—	30.2	—	—	30.2
Other comprehensive loss, net of taxes	—	—	—	—	(7.3)	—	(7.3)
Net issuance of treasury shares to stock compensation plans	(8,693)	—	(4.4)	—	—	6.2	1.8
Stock-based compensation	—	—	16.6	—	—	—	16.6
BALANCE, JUNE 30, 2020	25,439,581	$0.3	$300.0	$1,596.9	$(213.3)	$(467.9)	$1,215.9

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2019	25,486,711	$0.3	$295.3	$1,542.4	$(147.0)	$(435.3)	$1,255.7
Net income	—	—	—	60.0	—	—	60.0
Other comprehensive loss, net of taxes	—	—	—	—	(66.4)	—	(66.4)
Purchases of treasury stock	—	—	—	—	—	(48.9)	(48.9)
Net issuance of treasury shares to stock compensation plans	(47,129)	—	(17.0)	—	—	16.3	(0.7)
Stock-based compensation	—	—	21.7	—	—	—	21.7
Dividends declared ($0.30 per share)	—	—	—	(5.5)	—	—	(5.5)
BALANCE, JUNE 30, 2020	25,439,581	$0.3	$300.0	$1,596.9	$(213.3)	$(467.9)	$1,215.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$292.9	$60.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.3	37.4
Change in operating lease assets	11.8	12.9
Deferred income taxes	4.4	(3.0)
Asset impairments	—	23.8
Stock-based compensation	13.2	21.7
Amortization of debt discount and issuance costs	1.2	1.9
Gain on disposition of assets	(2.1)	—
Loss on extinguishment of debt	—	10.4
Unrealized loss on derivative instruments	2.3	—
Other	0.3	1.7
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	28.9	(48.0)
Accounts and notes receivable	3.7	64.8
Inventories	444.4	536.7
Contracts-in-transit and vehicle receivables	(10.7)	77.2
Prepaid expenses and other assets	(7.2)	(4.8)
Floorplan notes payable — manufacturer affiliates	(56.6)	(90.3)
Deferred revenues	(1.0)	(0.3)
Operating lease liabilities	(11.8)	(13.8)
Net cash provided by operating activities	752.1	688.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(49.9)	(1.3)
Proceeds from disposition of franchises, property and equipment	19.8	0.6
Purchases of property and equipment	(63.8)	(60.5)
Other	0.1	—
Net cash used in investing activities	(93.8)	(61.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	4,207.3	2,946.3
Repayments on credit facility — floorplan line and other	(4,750.8)	(3,381.4)
Borrowings on credit facility — acquisition line	60.4	284.0
Repayments on credit facility — acquisition line	(32.2)	(215.2)
Debt issuance costs	—	(1.2)
Repayments of senior notes	—	(307.9)
Borrowings on other debt	89.9	229.8
Principal payments on other debt	(91.9)	(78.2)
Proceeds from employee stock purchase plan	8.0	4.5
Payments of tax withholding for stock-based awards	(7.5)	(5.1)
Repurchases of common stock, amounts based on settlement date	(18.6)	(48.9)
Dividends paid	(11.7)	(5.5)
Net cash used in financing activities	(547.1)	(579.0)
Effect of exchange rate changes on cash	0.2	(3.4)
Net increase in cash and cash equivalents	111.4	44.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	87.3	28.1
CASH AND CASH EQUIVALENTS, end of period	$198.7	$72.7
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
As of June 30, 2021, the Company’s retail network consisted of 117 dealerships in the U.S., 48 dealerships in the U.K. and 16 dealerships in Brazil. The U.S. and Brazil are led by the President, U.S. and Brazilian Operations, and the U.K. is led by an Operations Director, each reporting directly to the Company's Chief Executive Officer. The President, U.S. and Brazilian Operations, and the U.K. Operations Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management.
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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements and notes thereto, have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Results for interim periods are not necessarily indicative of the results that can be expected for a full year and therefore should be read in conjunction with the Company’s audited Financial Statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).
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
2. REVENUES
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
New vehicle retail sales	$1,504.4	$301.2	$49.8	$1,855.3	$2,750.4	$564.3	$83.9	$3,398.7
Used vehicle retail sales	882.9	300.9	11.8	1,195.6	1,579.4	492.5	22.5	2,094.4
Used vehicle wholesale sales	61.2	32.5	2.6	96.4	111.6	60.4	4.6	176.6
Total new and used vehicle sales	2,448.4	634.6	64.3	3,147.3	4,441.4	1,117.2	111.1	5,669.7
Parts and service sales (1)	332.6	50.3	9.2	392.1	628.9	106.8	17.1	752.8
Finance, insurance and other, net (2)	143.9	15.7	1.4	161.0	259.0	26.3	2.8	288.0
Total revenues	$2,924.9	$700.7	$74.8	$3,700.4	$5,329.3	$1,250.3	$130.9	$6,710.5

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
New vehicle retail sales	$915.7	$127.2	$19.8	$1,062.7	$1,904.1	$423.5	$77.3	$2,404.8
Used vehicle retail sales	540.9	92.8	7.5	641.2	1,111.2	281.6	27.4	1,420.3
Used vehicle wholesale sales	30.5	15.3	2.9	48.7	77.3	51.1	6.7	135.2
Total new and used vehicle sales	1,487.1	235.3	30.1	1,752.5	3,092.6	756.2	111.4	3,960.3
Parts and service sales (1)	254.2	21.8	5.9	282.0	558.9	78.3	15.5	652.6
Finance, insurance and other, net (2)	89.8	6.4	0.6	96.7	187.2	19.7	2.3	209.2
Total revenues	$1,831.1	$263.5	$36.6	$2,131.2	$3,838.7	$854.2	$129.1	$4,822.0
(1) The Company has applied the optional exemption not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $7.7 million and $5.4 million during the three months ended June 30, 2021 and 2020, respectively, and $13.7 million and $9.3 million during the six months ended June 30, 2021 and 2020, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Note 7. Receivables, Net and Contract Assets for additional information on the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company accounts for business combinations under the acquisition method of accounting, under which the Company allocates the purchase price to the assets and liabilities assumed based on an estimate of fair value.
During the six months ended June 30, 2021, the Company acquired two dealerships representing two franchises in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, totaled $49.9 million. Goodwill associated with these acquisitions totaled $22.6 million and is deductible for U.S. income tax purposes.
During the six months ended June 30, 2020, the Company acquired a collision center in the U.S., which was integrated into an existing dealership. Aggregate consideration paid was $1.3 million. Goodwill associated with this acquisition was not material.
In July 2021, the Company announced the acquisition of seven dealerships representing nine franchises in the U.K. Aggregate consideration paid was approximately $36 million.
Dispositions
The Company’s dispositions generally consist of dealership assets and related real estate. Gains and losses on dispositions are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the six months ended June 30, 2021, the Company’s dispositions included two dealerships representing two franchises and one franchise disposition within an existing dealership in the U.S. The Company recorded a net pre-tax gain totaling $1.8 million related to these dispositions. The dispositions reduced goodwill by $2.2 million. The Company also terminated one franchise representing one dealership in the U.K.
During the six months ended June 30, 2020, the Company had no activity related to dispositions.
4. SEGMENT INFORMATION
As of June 30, 2021 and 2020, the Company had three reportable segments: the U.S., U.K. and Brazil. The U.S. and Brazil segments are led by the President, U.S. and Brazilian Operations, and the U.K. segment is led by an Operations Director, each reporting directly to the Company's Chief Executive Officer, who is the CODM. The President, U.S. and Brazilian Operations, and the U.K. Operations Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management. Each region engages in business activities and their respective operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the region and to assess performance. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts.
Selected reportable segment data is as follows for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
Total revenues	$2,924.9	$700.7	$74.8	$3,700.4	$5,329.3	$1,250.3	$130.9	$6,710.5
Income before income taxes (1)	$215.1	$25.2	$3.0	$243.2	$336.6	$33.6	$4.3	$374.6

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
Total revenues	$1,831.1	$263.5	$36.6	$2,131.2	$3,838.7	$854.2	$129.1	$4,822.0
Income (loss) before income taxes (2)	$74.8	$(19.7)	$(12.8)	$42.3	$117.0	$(22.3)	$(13.4)	$81.2
(1) For the three months ended June 30, 2021, income before income taxes includes the following: in the U.S. segment, $2.3 million non-cash loss associated with certain interest rate swaps and $0.8 million net gain on dealership and real estate transactions. For the six months ended June 30, 2021, income before income taxes includes the following: in the U.S. segment, $2.3 million non-cash loss associated with certain interest rate swaps, $2.2 million in expenses related to a winter storm, $1.7 million net gain on dealership and real estate transactions and $1.0 million net gain on legal matters; and in the U.K. segment, $0.6 million net loss on dealership and real estate transactions.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
(2) For the three months ended June 30, 2020, income (loss) before income taxes includes the following: in the U.S. segment, $10.6 million in stock-based compensation expense related to an out-of-period adjustment and a $10.4 million loss on debt extinguishment; in the U.K. segment, $12.8 million in asset impairments and $1.2 million in severance expense; and in the Brazil segment, $11.1 million in asset impairments. For the six months ended June 30, 2020, income (loss) before income taxes includes the following: in the U.S. segment, $10.6 million in stock-based compensation expense related to an out-of-period adjustment and a $10.4 million loss on debt extinguishment; in the U.K. segment, $12.8 million in asset impairments and $1.2 million in severance expense; and in the Brazil segment, $11.1 million in asset impairments and $0.9 million in severance expense.
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
The following table sets forth the calculation of EPS for the three and six months ended June 30, 2021 and 2020 (in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average basic common shares outstanding	17,747,518	17,771,447	17,752,577	17,767,449
Dilutive effect of stock-based awards and employee stock purchases	81,952	40,166	74,217	42,488
Weighted average dilutive common shares outstanding	17,829,470	17,811,613	17,826,794	17,809,937
Basic:
Net income	$191.0	$30.2	$292.9	$60.0
Less: Earnings allocated to participating securities	6.4	1.1	9.9	2.2
Net income available to basic common shares	$184.5	$29.1	$283.0	$57.8
Basic earnings per common share	$10.40	$1.64	$15.94	$3.25
Diluted:
Net income	$191.0	$30.2	$292.9	$60.0
Less: Earnings allocated to participating securities	6.4	1.1	9.9	2.1
Net income available to diluted common shares	$184.5	$29.1	$283.0	$57.8
Diluted earnings per common share	$10.35	$1.63	$15.88	$3.25

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
Demand Notes
The Company periodically invests in demand notes with manufacturer-affiliated finance companies that bear interest at variable rates determined by the manufacturers and represent unsecured, unsubordinated and unguaranteed debt obligations of the manufacturers. The instruments are redeemable on demand by the Company and therefore the Company has classified these instruments as Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, the carrying value of these instruments was $100.1 million and $60.0 million, respectively. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices, that are observable or that can be corroborated by observable data by correlation. Accordingly, the Company has classified these instruments within Level 2 of the hierarchy framework.
Fixed Rate Long-Term Debt
The Company’s fixed rate long-term debt primarily consists of amounts outstanding under its senior unsecured notes and certain mortgage facilities. In August 2020, the Company issued $550.0 million in aggregate principal of 4.00% Senior Notes due August 2028 (“4.00% Senior Notes”). The Company estimates the fair value of its 4.00% Senior Notes using quoted prices for the identical liability (Level 1) and estimates the fair value of its fixed-rate mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments (Level 2). Refer to Note 8. Debt for further discussion of the Company’s long-term debt arrangements.
The carrying value and fair value of the Company’s 4.00% Senior Notes and fixed rate mortgages were as follows (in millions):

	June 30, 2021		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$550.0	$559.3	$550.0	$567.0
Real estate related	81.0	73.9	84.3	77.0
Total	$631.0	$633.2	$634.3	$644.0
(1) Carrying value excludes unamortized debt issuance costs.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Derivative Financial Instruments
The Company holds interest rate swaps to hedge against variability of interest payments indexed to LIBOR. The Company’s interest rate swaps are measured at fair value utilizing a one-month LIBOR forward yield curve matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The fair value of the interest rate swaps also considers the credit risk of the Company for instruments in a liability position or the counterparty for instruments in an asset position. The credit risk is calculated using the spread between the one-month LIBOR yield curve and the relevant interest rate according to rating agencies. The inputs to the fair value measurements reflect Level 2 inputs.
Assets and liabilities associated with the Company’s interest rate swaps as reflected gross in the Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2021	December 31, 2020
Assets:
Other current assets	$—	$1.9
Other long-term assets	10.8	0.3
Total assets	$10.8	$2.3
Liabilities:
Accrued expenses and other current liabilities (1)	$2.1	$4.2
Other long-term liabilities	23.0	40.6
Total liabilities	$25.1	$44.8
(1) As of June 30, 2021, the entire balance consisted of the gross fair value of the de-designated swaps as described below.
Interest Rate Swaps De-designated as Cash Flow Hedges
All interest rate swaps had previously been designated as cash flow hedges. During the three months ended June 30, 2021, the Company de-designated five interest rate swaps due to the continued decline in the net floorplan liability balance as a result of decreased vehicle inventory levels as the Company’s manufacturers’ production is currently at reduced levels as a result of a global semiconductor chip shortage. The realized and unrealized gains or losses on the de-designated swaps for each period after de-designation are recognized within income as Floorplan interest expense in the Company’s Condensed Consolidated Statements of Operations.
The Company reclassified the entire previously deferred loss associated with the de-designated swaps of $2.4 million, net of tax of $0.7 million, from Accumulated other comprehensive income (loss) into income as an adjustment to Floorplan interest expense as the remaining forecasted hedged transactions associated with these swaps were probable of not occurring due to the reduced inventory levels described above. Additionally, the Company recorded an unrealized mark-to-market gain of $1.0 million and a realized $1.0 million loss associated with these swaps within Floorplan interest expense during the three months ended June 30, 2021.
As of June 30, 2021, the aggregate notional amount of these de-designated interest rate swaps was $250.0 million that fixed the underlying one-month LIBOR at a weighted average rate of 1.76%. These interest rate swaps will mature on December 31, 2021.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps designated as cash flow hedges and the related gains or losses are deferred in stockholders’ equity as a component of Accumulated other comprehensive income (loss). The deferred gains or losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of the positions are recognized as Floorplan interest expense or Other interest expense, net, in the Company’s Condensed Consolidated Statements of Operations. Gains or losses for periods where future forecasted hedged transactions are deemed probable of not occurring are reclassified from Accumulated other comprehensive income (loss) into income. Amounts reclassified related to the portion of forecasted transactions deemed probable of not occurring were immaterial for the three and six months ended June 30, 2021.
As of June 30, 2021, the Company held 34 interest rate swaps designated as cash flow hedges with a total notional value of $700.4 million that fixed the underlying one-month LIBOR at a weighted average rate of 1.38%. The Company also held 8 additional interest rate swaps designated as cash flow hedges with forward start dates beginning December 2021, that had an aggregate notional value of $425.0 million and a weighted average interest rate of 1.20% as of June 30, 2021. The maturity dates of the Company’s designated interest rate swaps with forward start dates range between January 2025 and December 2031.
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	2021	2020	2021	2020
Interest rate swaps	$(11.1)	$(7.0)	$16.7	$(38.6)

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Income Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Floorplan interest expense	$(1.4)	$(2.1)	$(3.7)	$(2.7)
Other interest expense, net	$(1.0)	$(0.7)	$(1.9)	$(0.8)
The amount of loss expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $9.8 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
7. RECEIVABLES, NET AND CONTRACT ASSETS
The Company’s receivables, net and contract assets consisted of the following (in millions):

	June 30, 2021	December 31, 2020
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$141.6	$147.1
Vehicle receivables	81.2	64.5
Total contracts-in-transit and vehicle receivables	222.8	211.5
Less: allowance for doubtful accounts	0.3	0.3
Total contracts-in-transit and vehicle receivables, net	$222.5	$211.2

Accounts and notes receivable, net:
Manufacturer receivables	$94.5	$108.7
Parts and service receivables	59.7	53.2
F&I receivables	30.1	27.4
Other	15.3	13.8
Total accounts and notes receivable	199.6	203.1
Less: allowance for doubtful accounts	2.8	3.2
Total accounts and notes receivable, net	$196.8	$200.0

Within Other current assets and Other long-term assets:
Total contract assets (1)	$39.1	$35.3
(1) Refer to Note 2. Revenues for further discussion of the Company’s contract asset balance. No allowance for doubtful accounts was recorded for Contract assets as of June 30, 2021 or December 31, 2020.
8. DEBT
Long-term debt consisted of the following (in millions):

	June 30, 2021	December 31, 2020
4.00% Senior Notes due August 15, 2028	$550.0	$550.0
Acquisition Line	76.1	47.8
Other Debt:
Real estate related	623.9	619.8
Finance leases	122.4	124.8
Other	19.3	20.0
Total other debt	765.6	764.6
Total debt	1,391.7	1,362.4
Less: unamortized debt issuance costs	10.4	11.0
Less: current maturities	59.4	56.7
Total long-term debt	$1,322.0	$1,294.7
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 9. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of June 30, 2021, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 9. Floorplan Notes Payable), totaled $76.1 million. The average interest rate on this facility was 1.05% during the three months ended June 30, 2021.
Real Estate Related
The Company has mortgage loans in the U.S., U.K. and Brazil that are paid in installments. As of June 30, 2021, borrowings outstanding under these facilities totaled $623.9 million, gross of debt issuance costs, comprised of $513.0 million in the U.S., $98.4 million in the U.K. and $12.6 million in Brazil.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
9. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	June 30, 2021	December 31, 2020
Revolving credit facility — floorplan notes payable	$511.5	$901.6
Revolving credit facility — floorplan notes payable offset account	(326.1)	(160.4)
Revolving credit facility — floorplan notes payable, net	185.4	741.2
Other non-manufacturer facilities	39.1	26.4
Floorplan notes payable — credit facility and other, net	$224.5	$767.6

FMCC Facility	$26.8	$111.2
FMCC Facility offset account	—	(16.0)
FMCC Facility, net	26.8	95.2
Other manufacturer affiliate facilities	247.2	232.3
Floorplan notes payable — manufacturer affiliates, net	$274.0	$327.5
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $1.75 billion revolving syndicated credit arrangement with 22 participating financial institutions that matures on June 27, 2024 (“Revolving Credit Facility”). The Revolving Credit Facility consists of two tranches: (i) a $1.70 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) a $349.0 million maximum capacity and $50.0 million minimum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt — refer to Note 8. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $1.75 billion commitment, subject to the aforementioned limits. The Acquisition Line includes a $100 million sub-limit for letters of credit. As of June 30, 2021 and December 31, 2020, the Company had $17.8 million in outstanding letters of credit.
The U.S. Floorplan Line bears interest at rates equal to LIBOR plus 110 basis points for new vehicle inventory and LIBOR plus 140 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 1.18% as of June 30, 2021, excluding the impact of the Company’s interest rate derivative instruments. The Acquisition Line bears interest at LIBOR or a LIBOR equivalent plus 100 to 200 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company had $3.1 million and $3.6 million of related unamortized debt issuance costs as of June 30, 2021 and December 31, 2020, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). This facility bears interest at the higher of the actual U.S. Prime rate or a Prime floor of 4.00%, plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.50% before considering the applicable incentives as of June 30, 2021.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Other Manufacturer Facilities
The Company has other credit facilities in the U.S., U.K. and Brazil with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of June 30, 2021, borrowings outstanding under these facilities totaled $247.2 million, comprised of $91.7 million in the U.S., with annual interest rates ranging from less than 1% to approximately 5%, $131.2 million in the U.K., with annual interest rates ranging from approximately 1% to 4%, and $24.3 million in Brazil, with annual interest rates ranging from approximately 4% to 12%.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line and FMCC Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
10. CASH FLOW INFORMATION
Non-Cash Activities
The accrual for capital expenditures increased $1.4 million and decreased $2.7 million from fiscal year-end for the six months ended June 30, 2021 and 2020, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate derivatives, was $38.6 million and $57.0 million for the six months ended June 30, 2021 and 2020, respectively. Cash paid for income taxes, net of refunds, was $53.5 million for the six months ended June 30, 2021. Cash received for income taxes, net of tax payments, was $6.8 million for the six months ended June 30, 2020.
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
Legal Proceedings
As of June 30, 2021, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows, including class action lawsuits. However, the results of current or future matters cannot be predicted with certainty and an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Matters
From time to time, the Company sells its dealerships to third parties. In those instances where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $26.4 million as of June 30, 2021. In certain instances, the Company obtains collateral support for the rental obligations that the Company remains obligated for upon sale of a dealership to a lessee. Total associated letters of credit issued on behalf of the lessee where the Company is the beneficiary was $4.7 million as of June 30, 2021.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of Accumulated other comprehensive income (loss) were as follows (in millions):

	Six Months Ended June 30, 2021
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2020	$(151.6)	$(32.5)	$(184.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax	4.9	21.8	26.6
Tax effect	—	(5.1)	(5.1)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	3.7	3.7
Other interest expense, net (pre-tax)	—	1.9	1.9
Reclassification related to de-designated interest rate swaps (pre-tax)	—	3.1	3.1
Benefit for income taxes	—	(2.0)	(2.0)
Net current period other comprehensive income	4.9	23.3	28.1
Balance, June 30, 2021	$(146.7)	$(9.2)	$(155.9)

	Six Months Ended June 30, 2020
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2019	$(142.9)	$(4.1)	$(147.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(30.4)	(49.8)	(80.2)
Tax effect	—	11.2	11.2
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	2.7	2.7
Other interest expense (pre-tax)	—	0.8	0.8
Benefit for income taxes	—	(0.8)	(0.8)
Net current period other comprehensive loss	(30.4)	(36.0)	(66.4)
Balance, June 30, 2020	$(173.2)	$(40.1)	$(213.3)

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
•uncertainty regarding the length of time it will take for the U.S. and the rest of the world to slow the spread of the COVID-19 virus, the actions to be taken by governments to contain and combat the pandemic and the timing, pace and extent of an economic recovery in the U.S. and elsewhere, which in turn will likely affect demand for our vehicles, parts and services;

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
•the existing and future regulatory environment, including legislation related to the Dodd-Frank Wall Street Reform and Consumer Protection Act, climate control legislation, changes to U.S. federal, U.S. state, U.K. or Brazil tax laws, rates and regulations and unexpected litigation or adverse legislation, including changes in U.S. state franchise laws, may impose additional costs on us or otherwise adversely affect us;
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Item 1A. Risk Factors in our 2020 Form 10-K and this Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk.
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
As of June 30, 2021, our retail network consisted of 117 dealerships in the U.S., 48 dealerships in the U.K. and 16 dealerships in Brazil. Our operations are primarily located in major metropolitan areas in 15 states in the U.S., 33 towns in the U.K. and three states in Brazil.
Long-Term Strategy
Our business strategy focuses on improving the performance of our existing dealerships and enhancing our dealership portfolio through strategic acquisitions and dispositions to achieve growth, capture market share and maximize the investment return to our stockholders. We constantly evaluate opportunities to improve the overall profitability of our dealerships. We believe that as of June 30, 2021, we have sufficient financial resources to support additional acquisitions. Further, we intend to continue to critically evaluate our return on invested capital in our current dealership portfolio for disposition opportunities.
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
We seek to acquire dealerships where we have strategic opportunities that represent growing brands in growth markets. We evaluate all brands and geographies to expand our brand, product and service offerings in our existing markets or expand into growing geographic areas we currently do not serve. During the first quarter of 2021, we acquired two Toyota dealerships in the U.S. In July, we announced the acquisition of seven dealerships in the U.K. The expected aggregate annualized revenues, estimated at the time of acquisition, for both the U.S. and U.K. acquisitions, were $420.0 million. Further, we intend to continue to critically evaluate our return on invested capital in our current dealership portfolio for disposition opportunities. Refer to Note 3. Acquisitions and Dispositions within our Notes to Condensed Consolidated Financial Statements for further discussion.

Digital Initiatives to Enhance the Customer Experience
Our omnichannel platforms focus on ensuring that we can do business with our customers where and when they want to do business. Our online retail platform, AcceleRide®, which was deployed to all of our U.S. dealerships in 2019, allows a customer to complete a vehicle transaction entirely online or start the sales process online and complete the transaction at one of our dealerships. The customer also has the ability to apply for financing and review and select F&I products as part of the online process. During the three months ended June 30, 2021, U.S. total online retail unit sales increased 111.3% compared to the same period in 2020. We also completed the roll out of AcceleRide® to our U.K. dealerships in the first quarter of 2021. Our parts and service digital efforts focus on our online customer scheduling appointment system. We have seen continued growth in the percentage of appointments scheduled online over the past few years as we have continued to enhance this tool. We have also focused on improved interaction with our parts and service customers by offering preferred communication options via dealership apps, phone, text or email and online payment options. We are capitalizing on technology advances in robotic process automation and artificial intelligence to improve our marketing, call center and back office efficiency. These digital platforms were instrumental in allowing us to connect with and service our customers during the social distancing requirements imposed as a result of the COVID-19 pandemic.
Parts and Service Growth
We remain focused on sustained growth in our higher margin parts and service operations which continue to hinge on the retention and hiring of skilled service technicians and advisors. Our U.S. service operations are reimplementing a four-day work week for service technicians and advisors which allows us to expand our hours of operations during the week. This change has resulted in increased service technician and advisor retention, thereby expanding our service capacity without investing additional capital in facilities. Our online service appointment platform and centralized call centers have improved the customer experience. We seek to increase the retention of our customers through more convenient service hours, training of our service advisors, selling service contracts with vehicles sales and customer relationship management software that allows us to provide targeted marketing to our customers. The increasing complexity of vehicles, especially in the area of electronics and technological advancements, is making it increasingly difficult for independent repair shops to maintain the expertise and technology to work on these vehicles and provides us the opportunity to increase our market share well into the future.
Used Vehicle Retail Growth
Used vehicle gross profit depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices. Our new vehicle operations generally provide our used vehicle operations with a large supply of high-quality trade-ins and off-lease vehicles, which are our best source of used vehicle inventory. In October 2020, we introduced “Sell A Ride” to our AcceleRide® platform to increase our ability to purchase used vehicle inventory directly from customers with a cash offer within 30 minutes during business hours, home pickup and immediate payment through Zelle. Our dealerships supplement their used vehicle inventory with purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers.
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

Diversity, Equity and Inclusion (“DEI”)
We have a DEI council that is chaired by our Chief Diversity Officer. The council’s mission is to foster a diverse and inclusive culture where employees of all backgrounds are respected, valued and developed. We enhance employee engagement in the areas of diversity, equity and inclusion by offering innovative training, recruitment and career path development where a sense of belonging is apparent throughout the organization. The council has four primary areas of focus: Workforce, Workplace, Community Involvement and Women’s Initiative. The council consists of a diverse group of employees providing representation across the organization. Each area has an employee chairperson as well as an executive sponsor. In addition, employees participate in on-going diversity and inclusion training programs which were developed for us.
COVID-19 Pandemic and New Vehicle Inventory Levels
Our operations have recovered significantly from the COVID-19 pandemic. In the U.K., our dealership showrooms reopened in the second quarter of 2021 and in Brazil, our dealerships were fully open in the second quarter of 2021 after both markets were closed for all or part of prior quarters due to government mandated closures related to the COVID-19 pandemic. Our dealerships adhere to health and safety policies and practices to allow employees to return to work safely. We cannot predict the future impact of COVID-19 pandemic on our business.
Additionally, our manufacturers’ production is currently at reduced levels as a result of global semiconductor chip shortages, which is impacting our new vehicle sales and inventory levels in all our markets. The increased demand for new vehicles and reduced production levels have significantly reduced our new vehicle inventory levels. Our new vehicle days’ supply of inventory was approximately 20 days for the quarter ended June 30, 2021, as compared to 52 days for the quarter ended December 31, 2020 and 61 days for the quarter ended June 30, 2020. Refer to Item 1A. Risk Factors of this Form 10-Q for additional discussion regarding the impact of the decrease in inventory.
Critical Accounting Policies and Accounting Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. For additional discussion of our critical accounting policies and accounting estimates, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K.
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

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended June 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,855.3	$1,062.7	$792.6	74.6%	$33.6	71.4%
Used vehicle retail sales	1,195.6	641.2	554.4	86.5%	32.8	81.3%
Used vehicle wholesale sales	96.4	48.7	47.7	98.0%	3.6	90.6%
Total used	1,292.0	689.9	602.1	87.3%	36.5	82.0%
Parts and service sales	392.1	282.0	110.2	39.1%	5.6	37.1%
F&I, net	161.0	96.7	64.3	66.5%	1.7	64.7%
Total revenues	$3,700.4	$2,131.2	$1,569.2	73.6%	$77.4	70.0%
Gross profit:
New vehicle retail sales	$165.3	$63.8	$101.5	159.2%	$2.1	155.9%
Used vehicle retail sales	109.1	46.3	62.8	135.8%	2.3	130.9%
Used vehicle wholesale sales	9.1	2.0	7.1	NM	0.3	NM
Total used	118.2	48.3	69.9	144.7%	2.5	139.5%
Parts and service sales	216.7	150.0	66.7	44.5%	3.4	42.2%
F&I, net	161.0	96.7	64.3	66.5%	1.7	64.7%
Total gross profit	$661.3	$358.8	$302.4	84.3%	$9.8	81.6%
Gross margin:
New vehicle retail sales	8.9%	6.0%	2.9%
Used vehicle retail sales	9.1%	7.2%	1.9%
Used vehicle wholesale sales	9.5%	4.2%	5.3%
Total used	9.2%	7.0%	2.1%
Parts and service sales	55.3%	53.2%	2.1%
Total gross margin	17.9%	16.8%	1.0%
Units sold:
Retail new vehicles sold	42,893	26,472	16,421	62.0%
Retail used vehicles sold	45,002	30,528	14,474	47.4%
Wholesale used vehicles sold	10,965	7,303	3,662	50.1%
Total used	55,967	37,831	18,136	47.9%
Average sales price per unit sold:
New vehicle retail	$43,254	$40,143	$3,111	7.8%	$783	5.8%
Used vehicle retail	$26,568	$21,004	$5,564	26.5%	$729	23.0%
Gross profit per unit sold:
New vehicle retail sales	$3,853	$2,409	$1,444	59.9%	$48	58.0%
Used vehicle retail sales	$2,425	$1,516	$909	59.9%	$50	56.6%
Used vehicle wholesale sales	$832	$278	$554	NM	$24	NM
Total used	$2,113	$1,277	$836	65.4%	$45	61.9%
F&I PRU	$1,832	$1,697	$135	8.0%	$20	6.8%
Other:
SG&A expenses	$376.7	$237.2	$139.5	58.8%	$6.3	56.2%
SG&A as % gross profit	57.0%	66.1%	(9.1)%
Floorplan expense:
Floorplan interest expense	$8.8	$10.1	$(1.3)	(13.2)%	$0.2	(14.9)%
Less: floorplan assistance (1)	15.3	9.8	5.4	55.5%	—	55.5%
Net floorplan expense	$(6.5)	$0.3	$(6.8)		$0.2
(1) Floorplan assistance is included within New vehicle retail sales Gross profit above and New vehicle retail sales Cost of sales in our Condensed Consolidated Statements of Operations.
NM — Not Meaningful

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended June 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,837.5	$1,049.8	$787.7	75.0%	$33.6	71.8%
Used vehicle retail sales	1,188.2	632.5	555.7	87.9%	32.8	82.7%
Used vehicle wholesale sales	95.8	48.2	47.6	98.7%	3.6	91.2%
Total used	1,284.0	680.7	603.3	88.6%	36.5	83.3%
Parts and service sales	385.5	278.5	107.0	38.4%	5.3	36.5%
F&I, net	159.9	95.5	64.4	67.4%	1.7	65.6%
Total revenues	$3,666.9	$2,104.5	$1,562.4	74.2%	$77.1	70.6%
Gross profit:
New vehicle retail sales	$163.6	$63.1	$100.6	159.4%	$2.1	156.2%
Used vehicle retail sales	107.8	45.8	62.1	135.6%	2.3	130.7%
Used vehicle wholesale sales	8.9	2.0	6.9	NM	0.3	NM
Total used	116.8	47.8	69.0	144.4%	2.5	139.1%
Parts and service sales	212.9	148.1	64.9	43.8%	3.2	41.6%
F&I, net	159.9	95.5	64.4	67.4%	1.7	65.6%
Total gross profit	$653.3	$354.4	$298.8	84.3%	$9.6	81.6%
Gross margin:
New vehicle retail sales	8.9%	6.0%	2.9%
Used vehicle retail sales	9.1%	7.2%	1.8%
Used vehicle wholesale sales	9.3%	4.1%	5.2%
Total used	9.1%	7.0%	2.1%
Parts and service sales	55.2%	53.2%	2.1%
Total gross margin	17.8%	16.8%	1.0%
Units sold:
Retail new vehicles sold	42,409	26,116	16,293	62.4%
Retail used vehicles sold	44,659	30,016	14,643	48.8%
Wholesale used vehicles sold	10,846	7,217	3,629	50.3%
Total used	55,505	37,233	18,272	49.1%
Average sales price per unit sold:
New vehicle retail	$43,329	$40,199	$3,131	7.8%	$792	5.8%
Used vehicle retail	$26,606	$21,072	$5,534	26.3%	$735	22.8%
Gross profit per unit sold:
New vehicle retail sales	$3,858	$2,415	$1,443	59.8%	$49	57.8%
Used vehicle retail sales	$2,415	$1,525	$890	58.4%	$51	55.0%
Used vehicle wholesale sales	$823	$277	$546	NM	$25	NM
Total used	$2,104	$1,283	$821	64.0%	$46	60.4%
F&I PRU	$1,837	$1,702	$135	7.9%	$20	6.8%
Other:
SG&A expenses	$372.3	$233.2	$139.1	59.7%	$6.2	57.0%
SG&A as % gross profit	57.0%	65.8%	(8.8)%
NM — Not Meaningful

Reported Operating Data - Consolidated
(In millions, except unit data)

	Six Months Ended June 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$3,398.7	$2,404.8	$993.8	41.3%	$39.9	39.7%
Used vehicle retail sales	2,094.4	1,420.3	674.1	47.5%	38.4	44.8%
Used vehicle wholesale sales	176.6	135.2	41.4	30.7%	4.5	27.3%
Total used	2,271.0	1,555.4	715.6	46.0%	42.9	43.2%
Parts and service sales	752.8	652.6	100.2	15.4%	6.7	14.3%
F&I, net	288.0	209.2	78.8	37.7%	1.9	36.8%
Total revenues	$6,710.5	$4,822.0	$1,888.4	39.2%	$91.9	37.3%
Gross profit:
New vehicle retail sales	$264.3	$126.6	$137.7	108.8%	$2.0	107.2%
Used vehicle retail sales	168.7	88.4	80.3	90.8%	2.2	88.3%
Used vehicle wholesale sales	13.1	3.0	10.0	NM	0.2	NM
Total used	181.8	91.5	90.3	98.7%	2.4	96.1%
Parts and service sales	417.8	348.0	69.8	20.0%	4.4	18.8%
F&I, net	288.0	209.2	78.8	37.7%	1.9	36.8%
Total gross profit	$1,151.9	$775.3	$376.7	48.6%	$10.8	47.2%
Gross margin:
New vehicle retail sales	7.8%	5.3%	2.5%
Used vehicle retail sales	8.1%	6.2%	1.8%
Used vehicle wholesale sales	7.4%	2.2%	5.2%
Total used	8.0%	5.9%	2.1%
Parts and service sales	55.5%	53.3%	2.2%
Total gross margin	17.2%	16.1%	1.1%
Units sold:
Retail new vehicles sold	79,756	61,832	17,924	29.0%
Retail used vehicles sold	83,061	67,318	15,743	23.4%
Wholesale used vehicles sold	20,777	19,389	1,388	7.2%
Total used	103,838	86,707	17,131	19.8%
Average sales price per unit sold:
New vehicle retail	$42,613	$38,893	$3,720	9.6%	$500	8.3%
Used vehicle retail	$25,215	$21,098	$4,117	19.5%	$462	17.3%
Gross profit per unit sold:
New vehicle retail sales	$3,314	$2,047	$1,267	61.9%	$25	60.6%
Used vehicle retail sales	$2,031	$1,314	$718	54.6%	$27	52.6%
Used vehicle wholesale sales	$628	$156	$472	NM	$8	NM
Total used	$1,751	$1,055	$696	66.0%	$23	63.8%
F&I PRU	$1,769	$1,620	$149	9.2%	$12	8.5%
Other:
SG&A expenses	$695.2	$565.1	$130.0	23.0%	$7.3	21.7%
SG&A as % gross profit	60.3%	72.9%	(12.5)%
Floorplan expense:
Floorplan interest expense	$16.4	$23.0	$(6.6)	(28.8)%	$0.3	(30.0)%
Less: floorplan assistance (1)	28.5	20.4	8.1	39.6%	—	39.6%
Net floorplan expense	$(12.1)	$2.6	$(14.7)		$0.3
(1) Floorplan assistance is included within New vehicle retail sales Gross profit above and New vehicle retail sales Cost of sales in our Condensed Consolidated Statements of Operations.
NM — Not Meaningful

Same Store Operating Data - Consolidated
(In millions, except unit data)

	Six Months Ended June 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$3,380.4	$2,381.9	$998.6	41.9%	$39.8	40.3%
Used vehicle retail sales	2,086.4	1,403.0	683.4	48.7%	38.3	46.0%
Used vehicle wholesale sales	176.0	133.7	42.2	31.6%	4.5	28.2%
Total used	2,262.4	1,536.8	725.6	47.2%	42.8	44.4%
Parts and service sales	743.6	642.6	101.0	15.7%	6.3	14.7%
F&I, net	286.9	207.0	79.9	38.6%	1.9	37.7%
Total revenues	$6,673.3	$4,768.3	$1,905.0	40.0%	$91.4	38.0%
Gross profit:
New vehicle retail sales	$262.7	$125.2	$137.5	109.8%	$2.0	108.2%
Used vehicle retail sales	167.4	87.7	79.8	91.0%	2.2	88.5%
Used vehicle wholesale sales	12.9	3.0	9.9	NM	0.2	NM
Total used	180.4	90.7	89.7	98.9%	2.4	96.3%
Parts and service sales	412.9	342.8	70.1	20.5%	4.2	19.2%
F&I, net	286.9	207.0	79.9	38.6%	1.9	37.7%
Total gross profit	$1,142.9	$765.7	$377.2	49.3%	$10.6	47.9%
Gross margin:
New vehicle retail sales	7.8%	5.3%	2.5%
Used vehicle retail sales	8.0%	6.2%	1.8%
Used vehicle wholesale sales	7.3%	2.3%	5.1%
Total used	8.0%	5.9%	2.1%
Parts and service sales	55.5%	53.3%	2.2%
Total gross margin	17.1%	16.1%	1.1%
Units sold:
Retail new vehicles sold	79,260	61,198	18,062	29.5%
Retail used vehicles sold	82,686	66,347	16,339	24.6%
Wholesale used vehicles sold	20,645	19,138	1,507	7.9%
Total used	103,331	85,485	17,846	20.9%
Average sales price per unit sold:
New vehicle retail	$42,650	$38,921	$3,729	9.6%	$503	8.3%
Used vehicle retail	$25,233	$21,147	$4,086	19.3%	$463	17.1%
Gross profit per unit sold:
New vehicle retail sales	$3,315	$2,046	$1,268	62.0%	$25	60.7%
Used vehicle retail sales	$2,025	$1,321	$704	53.3%	$27	51.2%
Used vehicle wholesale sales	$626	$157	$469	NM	$8	NM
Total used	$1,745	$1,061	$685	64.6%	$23	62.4%
F&I PRU	$1,772	$1,623	$149	9.2%	$12	8.4%
Other:
SG&A expenses	$689.6	$555.5	$134.2	24.2%	$7.1	22.9%
SG&A as % gross profit	60.3%	72.5%	(12.2)%
NM — Not Meaningful

Reported Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended June 30,
	2021	2020	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,504.4	$915.7	$588.7	64.3%
Used vehicle retail sales	882.9	540.9	342.0	63.2%
Used vehicle wholesale sales	61.2	30.5	30.7	100.5%
Total used	944.1	571.4	372.7	65.2%
Parts and service sales	332.6	254.2	78.4	30.8%
F&I, net	143.9	89.8	54.1	60.3%
Total revenues	$2,924.9	$1,831.1	$1,093.8	59.7%
Gross profit:
New vehicle retail sales	$141.7	$56.5	$85.2	150.7%
Used vehicle retail sales	87.3	41.0	46.4	113.2%
Used vehicle wholesale sales	6.4	1.6	4.8	NM
Total used	93.7	42.6	51.2	120.2%
Parts and service sales	181.7	135.6	46.1	34.0%
F&I, net	143.9	89.8	54.1	60.3%
Total gross profit	$561.1	$324.5	$236.6	72.9%
Gross margin:
New vehicle retail sales	9.4%	6.2%	3.2%
Used vehicle retail sales	9.9%	7.6%	2.3%
Used vehicle wholesale sales	10.5%	5.2%	5.2%
Total used	9.9%	7.4%	2.5%
Parts and service sales	54.6%	53.3%	1.3%
Total gross margin	19.2%	17.7%	1.5%
Units sold:
Retail new vehicles sold	34,047	21,937	12,110	55.2%
Retail used vehicles sold	34,008	26,132	7,876	30.1%
Wholesale used vehicles sold	6,606	5,150	1,456	28.3%
Total used	40,614	31,282	9,332	29.8%
Average sales price per unit sold:
New vehicle retail	$44,185	$41,742	$2,443	5.9%
Used vehicle retail	$25,962	$20,699	$5,263	25.4%
Gross profit per unit sold:
New vehicle retail sales	$4,162	$2,576	$1,586	61.6%
Used vehicle retail sales	$2,568	$1,568	$1,000	63.8%
Used vehicle wholesale sales	$969	$311	$658	NM
Total used	$2,308	$1,361	$947	69.6%
F&I PRU	$2,114	$1,868	$247	13.2%
Other:
SG&A expenses	$312.6	$203.3	$109.3	53.8%
SG&A as % gross profit	55.7%	62.6%	(6.9)%
NM — Not Meaningful

Same Store Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended June 30,
	2021	2020	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,486.6	$903.9	$582.7	64.5%
Used vehicle retail sales	875.5	533.2	342.2	64.2%
Used vehicle wholesale sales	60.6	30.1	30.5	101.2%
Total used	936.1	563.4	372.7	66.2%
Parts and service sales	329.3	251.2	78.1	31.1%
F&I, net	142.8	88.7	54.1	61.0%
Total revenues	$2,894.8	$1,807.1	$1,087.7	60.2%
Gross profit:
New vehicle retail sales	$140.1	$55.9	$84.2	150.7%
Used vehicle retail sales	86.0	40.5	45.5	112.3%
Used vehicle wholesale sales	6.2	1.6	4.6	NM
Total used	92.2	42.1	50.2	119.1%
Parts and service sales	179.6	133.9	45.8	34.2%
F&I, net	142.8	88.7	54.1	61.0%
Total gross profit	$554.8	$320.5	$234.3	73.1%
Gross margin:
New vehicle retail sales	9.4%	6.2%	3.2%
Used vehicle retail sales	9.8%	7.6%	2.2%
Used vehicle wholesale sales	10.2%	5.2%	5.0%
Total used	9.9%	7.5%	2.4%
Parts and service sales	54.6%	53.3%	1.3%
Total gross margin	19.2%	17.7%	1.4%
Units sold:
Retail new vehicles sold	33,563	21,631	11,932	55.2%
Retail used vehicles sold	33,665	25,691	7,974	31.0%
Wholesale used vehicles sold	6,487	5,084	1,403	27.6%
Total used	40,152	30,775	9,377	30.5%
Average sales price per unit sold:
New vehicle retail	$44,292	$41,786	$2,506	6.0%
Used vehicle retail	$26,005	$20,756	$5,249	25.3%
Gross profit per unit sold:
New vehicle retail sales	$4,173	$2,583	$1,591	61.6%
Used vehicle retail sales	$2,556	$1,577	$978	62.0%
Used vehicle wholesale sales	$956	$309	$648	NM
Total used	$2,297	$1,368	$930	68.0%
F&I PRU	$2,125	$1,874	$250	13.4%
Other:
SG&A expenses	$309.4	$200.2	$109.2	54.6%
SG&A as % gross profit	55.8%	62.5%	(6.7)%
NM — Not Meaningful

The following discussion of our U.S. operating results is on actual and same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. During 2020, our U.S. dealership operations were impacted by reduced demand caused by the COVID-19 pandemic and the restrictions put in place by local governments to contain the virus.
Revenues
Total revenues in the U.S. during the three months ended June 30, 2021 increased $1,093.8 million, or 59.7%, as compared to the same period in 2020. Total same store revenues in the U.S. during the three months ended June 30, 2021 increased $1,087.7 million, or 60.2%, driven by increases in all of our revenue streams. The increases were the result of a robust recovery during the second quarter of 2021, as consumer demand was extremely strong. During the second quarter of 2020, the COVID-19 pandemic had dampened sales activity as a result of the social distancing restrictions.
Gross Profit
Total gross profit in the U.S. during the three months ended June 30, 2021 increased $236.6 million, or 72.9%, as compared to the same period in 2020. Total same store gross profit in the U.S. during the three months ended June 30, 2021 increased $234.3 million, or 73.1%, as compared to the same period in 2020, driven by increases in all of our operations. New vehicle retail same store gross profit increased 150.7% reflecting a 61.6% increase in new vehicle same store gross profit per unit sold, coupled with a 55.2% increase in new vehicle retail same store unit sales. The increase in new vehicle retail same store gross profit per unit sold reflects strong consumer demand coupled with inventory supply constraints as a result of the OEMs producing and delivering fewer vehicles to dealerships due to a global semiconductor chip shortage. Our U.S. new vehicle inventory stood at a 16 days’ supply, which was 48 days lower than the same period last year and 32 days lower than December 31, 2020 days’ supply of 48. Used vehicle retail same store gross profit increased 112.3% reflecting an increase of 62.0% in used vehicle retail same store gross profit per unit sold, coupled with a 31.0% increase in used vehicle retail same store unit sales over the same period in 2020. The increase in used vehicle retail same store gross profit per unit sold reflects higher market prices stemming from tight inventory levels combined with a strong demand. Used vehicle wholesale gross profit increased as industry supply shortages drove up auction prices as reflected in the Manheim Index, a generally accepted indicator of pricing trends in the used vehicle market. Parts and service same store gross profit increased by 34.2% for the quarter ended June 30, 2021 as compared to the same period in 2020, driven primarily by a 32.4% increase in our customer-pay business. F&I same store gross profit increased 61.0% driven by increases in same store retail unit sales volumes coupled with higher income per contract and penetration rates on most of our finance and insurance product offerings partially offset by an increase in our overall chargeback experience compared to the same period in 2020. Total same store gross margin increased 140 basis points driven by higher vehicle and parts and service margins reflecting vehicle supply constraints, improvements in customer pay and increased internal work as a result of higher new and used sales volumes.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses (which includes legal, professional fees and general corporate expenses). Total SG&A expenses in the U.S. during the three months ended June 30, 2021 increased $109.3 million, or 53.8%, as compared to the same period in 2020. Total same store SG&A expenses in the U.S. during the three months ended June 30, 2021 increased $109.2 million, or 54.6%, as compared to the same period in 2020 primarily driven by increased variable commission payments as a result of improvements in sales volume and margins and an increase in other variable expenses associated with the rise in business activity. Total same store SG&A expenses in the U.S. during the second quarter of 2020 included $10.6 million in expense for an out of period adjustment related to stock compensation. Total same store SG&A as a percent of gross profit decreased from 62.5% in the second quarter of 2020 to 55.8% for the same period of 2021, driven by productivity gains and higher vehicle margins.

Reported Operating Data - U.S.
(In millions, except unit data)

	Six Months Ended June 30,
	2021	2020	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$2,750.4	$1,904.1	$846.3	44.4%
Used vehicle retail sales	1,579.4	1,111.2	468.2	42.1%
Used vehicle wholesale sales	111.6	77.3	34.2	44.3%
Total used	1,691.0	1,188.6	502.4	42.3%
Parts and service sales	628.9	558.9	70.0	12.5%
F&I, net	259.0	187.2	71.8	38.3%
Total revenues	$5,329.3	$3,838.7	$1,490.6	38.8%
Gross profit:
New vehicle retail sales	$222.6	$103.8	$118.8	114.5%
Used vehicle retail sales	137.6	72.9	64.7	88.8%
Used vehicle wholesale sales	10.3	2.4	7.9	NM
Total used	148.0	75.3	72.6	96.4%
Parts and service sales	346.8	299.1	47.7	16.0%
F&I, net	259.0	187.2	71.8	38.3%
Total gross profit	$976.3	$665.4	$310.9	46.7%
Gross margin:
New vehicle retail sales	8.1%	5.5%	2.6%
Used vehicle retail sales	8.7%	6.6%	2.2%
Used vehicle wholesale sales	9.3%	3.1%	6.1%
Total used	8.8%	6.3%	2.4%
Parts and service sales	55.1%	53.5%	1.6%
Total gross margin	18.3%	17.3%	1.0%
Units sold:
Retail new vehicles sold	63,199	46,432	16,767	36.1%
Retail used vehicles sold	64,439	53,800	10,639	19.8%
Wholesale used vehicles sold	13,046	12,177	869	7.1%
Total used	77,485	65,977	11,508	17.4%
Average sales price per unit sold:
New vehicle retail	$43,520	$41,008	$2,512	6.1%
Used vehicle retail	$24,510	$20,655	$3,855	18.7%
Gross profit per unit sold:
New vehicle retail sales	$3,522	$2,235	$1,287	57.6%
Used vehicle retail sales	$2,136	$1,355	$781	57.6%
Used vehicle wholesale sales	$792	$199	$592	NM
Total used	$1,910	$1,142	$768	67.3%
F&I PRU	$2,029	$1,868	$161	8.6%
Other:
SG&A expenses	$574.3	$460.8	$113.5	24.6%
SG&A as % gross profit	58.8%	69.2%	(10.4)%
NM — Not Meaningful

Same Store Operating Data - U.S.
(In millions, except unit data)

	Six Months Ended June 30,
	2021	2020	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$2,732.3	$1,883.2	$849.1	45.1%
Used vehicle retail sales	1,571.9	1,096.1	475.8	43.4%
Used vehicle wholesale sales	111.0	76.0	35.0	46.0%
Total used	1,682.9	1,172.1	510.8	43.6%
Parts and service sales	624.8	553.1	71.7	13.0%
F&I, net	257.9	185.2	72.6	39.2%
Total revenues	$5,297.9	$3,793.6	$1,504.3	39.7%
Gross profit:
New vehicle retail sales	$221.0	$102.5	$118.5	115.6%
Used vehicle retail sales	136.4	72.3	64.1	88.7%
Used vehicle wholesale sales	10.1	2.4	7.7	NM
Total used	146.5	74.7	71.8	96.2%
Parts and service sales	344.3	295.6	48.7	16.5%
F&I, net	257.9	185.2	72.6	39.2%
Total gross profit	$969.7	$658.1	$311.6	47.4%
Gross margin:
New vehicle retail sales	8.1%	5.4%	2.6%
Used vehicle retail sales	8.7%	6.6%	2.1%
Used vehicle wholesale sales	9.1%	3.2%	6.0%
Total used	8.7%	6.4%	2.3%
Parts and service sales	55.1%	53.5%	1.7%
Total gross margin	18.3%	17.3%	1.0%
Units sold:
Retail new vehicles sold	62,711	45,902	16,809	36.6%
Retail used vehicles sold	64,090	52,971	11,119	21.0%
Wholesale used vehicles sold	12,927	11,981	946	7.9%
Total used	77,017	64,952	12,065	18.6%
Average sales price per unit sold:
New vehicle retail	$43,570	$41,026	$2,544	6.2%
Used vehicle retail	$24,526	$20,692	$3,835	18.5%
Gross profit per unit sold:
New vehicle retail sales	$3,524	$2,234	$1,291	57.8%
Used vehicle retail sales	$2,128	$1,364	$764	56.0%
Used vehicle wholesale sales	$785	$201	$583	NM
Total used	$1,903	$1,150	$753	65.5%
F&I PRU	$2,034	$1,874	$160	8.6%
Other:
SG&A expenses	$571.5	$454.1	$117.3	25.8%
SG&A as % gross profit	58.9%	69.0%	(10.1)%
NM — Not Meaningful

The following discussion of our U.S. operating results is on actual and same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. During 2020, our U.S. dealership operations were impacted by reduced demand caused by the COVID-19 pandemic and the restrictions put in place by local governments to contain the virus.
Revenues
Total revenues in the U.S. during the six months ended June 30, 2021 increased $1,490.6 million, or 38.8%, as compared to the same period in 2020. Total same store revenues in the U.S. during the six months ended June 30, 2021 increased $1,504.3 million, or 39.7%, as compared to the same period in 2020 driven by increases in all of our revenue streams. The increases were the result of a robust recovery during the year as consumer demand was extremely strong. During the same period in 2020, the COVID-19 pandemic had dampened sales activity as a result of the social distancing restrictions.
Gross Profit
Total gross profit in the U.S. during the six months ended June 30, 2021 increased $310.9 million, or 46.7%, as compared to the same period in 2020. Total same store gross profit in the U.S. during the six months ended June 30, 2021 increased $311.6 million, or 47.4%, as compared to the same period in 2020 driven by increases in all of our operations. New vehicle retail same store gross profit increased 115.6% driven by a 57.8% increase in new vehicle retail same store gross profit per unit sold, coupled with a 36.6% increase in new vehicle retail unit sales. The increase in new vehicle retail same store gross profit per unit sold reflects higher demand and inventory supply constraints as a result of the global semiconductor chip shortage. Used vehicle retail same store gross profit increased 88.7% driven by a 56.0% increase in used vehicle retail same store gross profit per unit sold, coupled with a 21.0% increase in used vehicle retail unit sales. The increase in used vehicle retail same store gross profit per unit sold reflects inventory constraints and the resulting increase in market prices. Used vehicle wholesale same store gross profit increased as industry supply shortages drove up auction prices as reflected in the Manheim Index. Parts and service same store gross profit increased 16.5% primarily driven by the increase in our customer-pay business reflecting increased business activity. F&I same store gross profit increased 39.2% driven by increases in same store retail unit sales volumes, higher income per contract and improved penetration rates on most of our finance and insurance product offerings, partially offset by an increase in our overall chargeback experience. Total same store gross margin increased 100 basis points driven by higher vehicle and parts and service margins reflecting vehicle supply constraints, improvements in customer pay and an increase in internal work associated with higher vehicle sales volumes.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses (which includes legal, professional fees and general corporate expenses). Total SG&A expenses in the U.S. during the six months ended June 30, 2021 increased $113.5 million, or 24.6%, as compared to the same period in 2020. Total same store SG&A expenses in the U.S. during the six months ended June 30, 2021, increased $117.3 million, or 25.8%, as compared to the same period in 2020, primarily driven by increased variable commission payments as a result of improvements in sales volume and margins and an increase in other variable expenses associated with the rise in business activity. Total same store SG&A expenses in the U.S. in the first six months of 2021 included $2.2 million in disaster pay and insurance deductible expense associated with the February winter storm in Texas and a $1.0 million gain related to a non-core legal settlement. Total same store SG&A expenses in the U.S. in the first six months of 2020 included $10.6 million in expense for an out of period adjustment related to stock compensation. Total same store SG&A as a percent of gross profit decreased from 69.0% for the six months ended 2020 to 58.9% for the same period of 2021 driven by productivity gains and higher vehicle margins.

Reported Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended June 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$301.2	$127.2	$174.0	136.8%	$32.9	110.9%
Used vehicle retail sales	300.9	92.8	208.1	224.1%	32.7	188.9%
Used vehicle wholesale sales	32.5	15.3	17.3	113.2%	3.6	89.9%
Total used	333.4	108.1	225.3	208.5%	36.3	174.9%
Parts and service sales	50.3	21.8	28.5	130.5%	5.5	105.4%
F&I, net	15.7	6.4	9.4	147.1%	1.7	120.3%
Total revenues	$700.7	$263.5	$437.2	165.9%	$76.4	136.9%
Gross profit:
New vehicle retail sales	$18.4	$5.9	$12.5	213.2%	$2.0	179.0%
Used vehicle retail sales	20.8	4.9	15.9	326.2%	2.3	280.1%
Used vehicle wholesale sales	2.5	0.4	2.2	NM	0.3	NM
Total used	23.3	5.2	18.1	345.7%	2.5	297.7%
Parts and service sales	31.0	11.9	19.0	159.2%	3.4	131.1%
F&I, net	15.7	6.4	9.4	147.1%	1.7	120.3%
Total gross profit	$88.4	$29.4	$59.0	200.6%	$9.6	167.9%
Gross margin:
New vehicle retail sales	6.1%	4.6%	1.5%
Used vehicle retail sales	6.9%	5.3%	1.7%
Used vehicle wholesale sales	7.7%	2.3%	5.4%
Total used	7.0%	4.8%	2.2%
Parts and service sales	61.5%	54.7%	6.8%
Total gross margin	12.6%	11.2%	1.5%
Units sold:
Retail new vehicles sold	7,395	3,841	3,554	92.5%
Retail used vehicles sold	10,494	4,040	6,454	159.8%
Wholesale used vehicles sold	4,124	1,829	2,295	125.5%
Total used	14,618	5,869	8,749	149.1%
Average sales price per unit sold:
New vehicle retail	$40,727	$33,119	$7,608	23.0%	$4,455	9.5%
Used vehicle retail	$28,672	$22,978	$5,694	24.8%	$3,114	11.2%
Gross profit per unit sold:
New vehicle retail sales	$2,484	$1,527	$957	62.7%	$271	44.9%
Used vehicle retail sales	$1,984	$1,209	$775	64.1%	$215	46.3%
Used vehicle wholesale sales	$611	$192	$419	NM	$64	NM
Total used	$1,597	$892	$705	79.0%	$172	59.7%
F&I PRU	$879	$808	$72	8.9%	$95	(2.9)%
Other:
SG&A expenses	$56.0	$28.3	$27.7	98.0%	$6.2	76.0%
SG&A as % gross profit	63.4%	96.2%	(32.8)%
NM — Not Meaningful

Same Store Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended June 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$301.2	$126.2	$175.0	138.7%	$32.9	112.6%
Used vehicle retail sales	300.9	91.8	209.1	227.7%	32.7	192.1%
Used vehicle wholesale sales	32.5	15.2	17.3	113.9%	3.6	90.5%
Total used	333.4	107.0	226.4	211.6%	36.3	177.7%
Parts and service sales	47.0	21.4	25.6	119.7%	5.1	95.8%
F&I, net	15.7	6.3	9.5	151.1%	1.7	123.9%
Total revenues	$697.3	$260.9	$436.5	167.3%	$76.0	138.2%
Gross profit:
New vehicle retail sales	$18.4	$5.8	$12.6	215.9%	$2.0	181.4%
Used vehicle retail sales	20.8	4.8	16.0	331.9%	2.3	285.1%
Used vehicle wholesale sales	2.5	0.3	2.2	NM	0.3	NM
Total used	23.3	5.2	18.2	351.5%	2.5	302.9%
Parts and service sales	29.2	11.7	17.5	149.3%	3.2	122.2%
F&I, net	15.7	6.3	9.5	151.1%	1.7	123.9%
Total gross profit	$86.7	$29.0	$57.7	199.1%	$9.4	166.6%
Gross margin:
New vehicle retail sales	6.1%	4.6%	1.5%
Used vehicle retail sales	6.9%	5.3%	1.7%
Used vehicle wholesale sales	7.7%	2.3%	5.5%
Total used	7.0%	4.8%	2.2%
Parts and service sales	62.2%	54.8%	7.4%
Total gross margin	12.4%	11.1%	1.3%
Units sold:
Retail new vehicles sold	7,395	3,791	3,604	95.1%
Retail used vehicles sold	10,494	3,969	6,525	164.4%
Wholesale used vehicles sold	4,124	1,809	2,315	128.0%
Total used	14,618	5,778	8,840	153.0%
Average sales price per unit sold:
New vehicle retail	$40,727	$33,284	$7,443	22.4%	$4,455	9.0%
Used vehicle retail	$28,672	$23,131	$5,541	24.0%	$3,114	10.5%
Gross profit per unit sold:
New vehicle retail sales	$2,484	$1,533	$950	62.0%	$271	44.3%
Used vehicle retail sales	$1,984	$1,215	$770	63.3%	$215	45.7%
Used vehicle wholesale sales	$611	$192	$419	NM	$64	NM
Total used	$1,597	$895	$702	78.5%	$172	59.2%
F&I PRU	$879	$807	$72	8.9%	$95	(2.9)%
Other:
SG&A expenses	$54.9	$27.3	$27.5	100.7%	$6.1	78.4%
SG&A as % gross profit	63.3%	94.4%	(31.1)%
NM — Not Meaningful

The following discussion of our U.K. operating results is on actual and same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. At the end of 2020, the U.K. experienced a surge in COVID-19 cases, which led to a government-mandated closure of all non-essential businesses beginning January 4, 2021 through April 12, 2021. In mid-April 2021, the COVID-19 restrictions affecting our U.K. dealership showrooms were lifted, and our dealerships were able to reopen. In the prior year, beginning March 21, 2020, the government mandated the closure of all U.K. dealerships in efforts to stop the spread of the virus and the government shutdown remained in effect through May 18, 2020 for service, with the exception of emergency vehicle repairs. U.K. showrooms were allowed to reopen June 1, 2020.
Revenues
Total revenues in the U.K. during the three months ended June 30, 2021 increased $437.2 million, or 165.9%, as compared to the same period in 2020. Total same store revenues in the U.K. during the three months ended June 30, 2021 increased $436.5 million, or 167.3%, as compared to the same period in 2020. On a constant currency basis, total same store revenues increased 138.2% driven by increases in all of our revenue streams. These increases were largely the result of COVID-19 lockdown restrictions being lifted in mid-April, allowing our dealership showrooms to reopen and increased consumer demand, which was pent-up over the past several years due to both Brexit and the COVID-19 pandemic.
Gross Profit
Total gross profit in the U.K. during the three months ended June 30, 2021 increased $59.0 million, or 200.6%, as compared to the same period in 2020. Total same store gross profit in the U.K. during the three months ended June 30, 2021 increased $57.7 million, or 199.1%, as compared to the same period in 2020. On a constant currency basis, total same store gross profit increased 166.6%, driven by improvements in all of our operations. New vehicle retail same store gross profit increased 181.4% on a constant currency basis, driven by a 44.3% increase in new vehicle retail same store gross profit per unit, coupled with a 95.1% increase in new vehicle retail same store unit sales. The increase in new vehicle gross profit per unit primarily reflects both higher demand and supply constraints as OEMs are producing fewer vehicles due to the global semiconductor chip shortage. At June 30, 2021, our U.K. new vehicle inventory stood at a 31 days’ supply, which was 18 days lower than the same period last year and 71 days lower than December 31, 2020 days’ supply of 102. On a constant currency basis, used vehicle retail same store gross profit improved 285.1%, reflecting a 164.4% increase in used vehicle retail same store unit sales, coupled with a 45.7% increase in used vehicle retail same store gross profit per unit sold. The increase in used vehicle retail same store gross profit per unit sold was driven by increased consumer demand and new vehicle inventory shortages. Parts and service same store gross profit on a constant currency basis increased 122.2%, as all parts and service businesses increased with the easing of COVID-19 restrictions in mid-April. F&I same store gross profit on a constant currency basis increased 123.9% as an increase in retail unit sales volumes coupled with higher penetration rates were partially offset by lower income per contract on VSC and other product offerings and a higher overall chargeback experience. Total same store gross margin in the U.K. increased 130 basis points driven by improved parts and service margins, reflecting higher internal work as a result of increased new and used sales volumes, and higher new and used vehicle margins because of higher demand and vehicle supply constraints.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses (which includes legal, professional fees and general corporate expenses). Total SG&A expenses in the U.K. during the three months ended June 30, 2021 increased $27.7 million, or 98.0%, as compared to the same period in 2020. Total same store SG&A expenses in the U.K. during the three months ended June 30, 2021, increased $27.5 million, or 100.7%, as compared to the same period in 2020. On a constant currency basis, total same store SG&A expenses increased 78.4%, driven by increased variable commission payments as a result of increased sales and margins during the second quarter of 2021 as compared to last year. We have continued to focus on cost discipline throughout the second quarter of 2021. As a percentage of gross profit, total same store SG&A expenses decreased from 94.4% for the second quarter of 2020 to 63.3% for the same period of 2021 driven by productivity gains and higher vehicle margins realized during the second quarter of 2021 as compared to last year. Total same store SG&A expenses in the second quarter of 2020 included $1.2 million in severance costs for redundancy driven by the COVID-19 pandemic.

Reported Operating Data - U.K.
(In millions, except unit data)

	Six Months Ended June 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$564.3	$423.5	$140.8	33.3%	$52.3	20.9%
Used vehicle retail sales	492.5	281.6	210.9	74.9%	41.7	60.1%
Used vehicle wholesale sales	60.4	51.1	9.3	18.1%	5.0	8.3%
Total used	552.8	332.7	220.1	66.2%	46.7	52.1%
Parts and service sales	106.8	78.3	28.5	36.5%	8.8	25.2%
F&I, net	26.3	19.7	6.6	33.6%	2.4	21.5%
Total revenues	$1,250.3	$854.2	$396.1	46.4%	$110.7	33.4%
Gross profit:
New vehicle retail sales	$33.2	$17.9	$15.2	85.0%	$3.2	66.9%
Used vehicle retail sales	29.0	14.0	15.0	106.5%	2.6	88.3%
Used vehicle wholesale sales	2.4	0.3	2.0	NM	0.2	NM
Total used	31.4	14.4	17.0	118.3%	2.8	99.0%
Parts and service sales	63.6	42.3	21.3	50.5%	5.3	37.9%
F&I, net	26.3	19.7	6.6	33.6%	2.4	21.5%
Total gross profit	$154.4	$94.2	$60.2	63.8%	$13.7	49.3%
Gross margin:
New vehicle retail sales	5.9%	4.2%	1.6%
Used vehicle retail sales	5.9%	5.0%	0.9%
Used vehicle wholesale sales	3.9%	0.6%	3.3%
Total used	5.7%	4.3%	1.4%
Parts and service sales	59.5%	54.0%	5.5%
Total gross margin	12.3%	11.0%	1.3%
Units sold:
Retail new vehicles sold	13,935	12,735	1,200	9.4%
Retail used vehicles sold	17,606	12,064	5,542	45.9%
Wholesale used vehicles sold	7,262	6,413	849	13.2%
Total used	24,868	18,477	6,391	34.6%
Average sales price per unit sold:
New vehicle retail	$40,498	$33,255	$7,243	21.8%	$3,750	10.5%
Used vehicle retail	$27,973	$23,344	$4,629	19.8%	$2,371	9.7%
Gross profit per unit sold:
New vehicle retail sales	$2,379	$1,407	$972	69.1%	$233	52.5%
Used vehicle retail sales	$1,647	$1,164	$483	41.5%	$145	29.0%
Used vehicle wholesale sales	$325	$50	$275	NM	$30	NM
Total used	$1,261	$777	$483	62.2%	$111	47.9%
F&I PRU	$834	$794	$40	5.0%	$75	(4.5)%
Other:
SG&A expenses	$105.7	$88.2	$17.5	19.9%	$9.2	9.5%
SG&A as % gross profit	68.4%	93.5%	(25.1)%
NM — Not Meaningful

Same Store Operating Data - U.K.
(In millions, except unit data)

	Six Months Ended June 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$564.2	$421.4	$142.8	33.9%	$52.2	21.5%
Used vehicle retail sales	492.0	279.6	212.4	76.0%	41.7	61.1%
Used vehicle wholesale sales	60.3	51.0	9.3	18.3%	5.0	8.5%
Total used	552.3	330.6	221.7	67.1%	46.7	53.0%
Parts and service sales	101.8	74.1	27.7	37.3%	8.4	25.9%
F&I, net	26.3	19.5	6.8	35.0%	2.4	22.8%
Total revenues	$1,244.5	$845.5	$399.0	47.2%	$110.2	34.2%
Gross profit:
New vehicle retail sales	$33.1	$17.8	$15.3	86.1%	$3.2	67.9%
Used vehicle retail sales	29.0	13.9	15.1	108.3%	2.5	90.0%
Used vehicle wholesale sales	2.4	0.3	2.1	NM	0.2	NM
Total used	31.4	14.2	17.2	120.7%	2.8	101.2%
Parts and service sales	61.2	40.5	20.7	51.2%	5.1	38.6%
F&I, net	26.3	19.5	6.8	35.0%	2.4	22.8%
Total gross profit	$152.0	$92.0	$60.0	65.3%	$13.5	50.6%
Gross margin:
New vehicle retail sales	5.9%	4.2%	1.6%
Used vehicle retail sales	5.9%	5.0%	0.9%
Used vehicle wholesale sales	4.0%	0.6%	3.4%
Total used	5.7%	4.3%	1.4%
Parts and service sales	60.2%	54.6%	5.5%
Total gross margin	12.2%	10.9%	1.3%
Units sold:
Retail new vehicles sold	13,927	12,631	1,296	10.3%
Retail used vehicles sold	17,580	11,922	5,658	47.5%
Wholesale used vehicles sold	7,249	6,358	891	14.0%
Total used	24,829	18,280	6,549	35.8%
Average sales price per unit sold:
New vehicle retail	$40,509	$33,363	$7,146	21.4%	$3,750	10.2%
Used vehicle retail	$27,988	$23,452	$4,536	19.3%	$2,370	9.2%
Gross profit per unit sold:
New vehicle retail sales	$2,379	$1,409	$969	68.8%	$232	52.3%
Used vehicle retail sales	$1,648	$1,167	$481	41.3%	$145	28.8%
Used vehicle wholesale sales	$333	$49	$284	NM	$31	NM
Total used	$1,264	$778	$486	62.5%	$112	48.1%
F&I PRU	$834	$793	$41	5.2%	$75	(4.3)%
Other:
SG&A expenses	$103.1	$85.1	$17.9	21.0%	$9.0	10.5%
SG&A as % gross profit	67.8%	92.6%	(24.8)%
NM — Not Meaningful

The following discussion of our U.K. operating results is on actual and same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. At the end of 2020, the U.K. experienced a surge in COVID-19 cases, which led to a government-mandated closure of all non-essential businesses beginning January 4, 2021 through April 12, 2021. The COVID-19 restrictions affecting our U.K. dealership showrooms were lifted in mid-April, resulting in increased business activity during the second quarter of 2021. In the prior year, beginning March 21, 2020, the government mandated the closure of all U.K. dealerships in efforts to stop the spread of the virus and the government shutdown remained in effect through May 18, 2020 for service, with the exception of emergency vehicle repairs. U.K. showrooms were allowed to reopen June 1, 2020.
Revenues
Total revenues in the U.K. during the six months ended June 30, 2021 increased $396.1 million, or 46.4%, as compared to the same period in 2020. Total same store revenues in the U.K. during the six months ended June 30, 2021 increased $399.0 million, or 47.2%, as compared to the same period in 2020. On a constant currency basis, total same store revenues increased 34.2%, driven by increases in all of our revenue streams. These increases were largely the result of COVID-19 lockdown restrictions being lifted in mid-April, allowing our dealership showrooms to reopen and increased consumer demand, which was pent-up over the past several years due to both Brexit and the COVID-19 pandemic.
Gross Profit
Total gross profit in the U.K. during the six months ended June 30, 2021 increased $60.2 million, or 63.8%, as compared to the same period in 2020. Total same store gross profit in the U.K. during the six months ended June 30, 2021 increased $60.0 million, or 65.3%, as compared to the same period in 2020. On a constant currency basis, total same store gross profit increased 50.6%, driven by improvements in all of our operations. New vehicle retail same store gross profit on a constant currency basis increased 67.9%, driven by a 52.3% increase in new vehicle retail same store average gross profit per unit sold, coupled with a 10.3% increase in new vehicle retail same store unit sales. The increase in new vehicle retail same store gross profit per unit sold reflects both increased demand and supply constraints related to the COVID-19 pandemic as many manufacturers had put a hold on production due to the global semiconductor chip shortage. Used vehicle retail same store gross profit on a constant currency basis increased 90.0% on a 28.8% increase in used vehicle retail same store average gross profit per unit sold, coupled with a 47.5% increase in used vehicle retail same store unit sales. The increase in used vehicle retail same store average gross profit per unit sold reflects higher demand and new vehicle supply shortages. Parts and service same store gross profit on a constant currency basis increased 38.6% as all parts and service businesses increased with the reduction of COVID-19 restrictions. F&I same store gross profit on a constant currency basis increased 22.8% as an increase in retail unit sales volumes was partially offset with lower penetration rates, lower income per contract on VSC and other product offerings and an overall increase in our chargeback experience. Total same store gross margin in the U.K. increased 130 basis points driven by improved parts and service margins, reflecting higher internal work as a result of increased new and used sales volumes, and higher new and used vehicle margins because of increased demand and vehicle supply constraints.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses (which includes legal, professional fees and general corporate expenses). Total SG&A expenses in the U.K. during the six months ended June 30, 2021 increased $17.5 million, or 19.9%, as compared to the same period in 2020. Total same store SG&A expenses in the U.K. during the six months ended June 30, 2021, increased $17.9 million, or 21.0%, as compared to the same period in 2020. On a constant currency basis, total same store SG&A expenses increased 10.5%, driven by the increase of business activity as COVID-19 restrictions were lifted early in the second quarter of 2021. We have continued to focus on cost discipline throughout the year. As a percentage of gross profit, total same store SG&A expenses decreased from 92.6% for the six months ended 2020 to 67.8% for the same period of 2021 driven by productivity gains and higher vehicle margins achieved during the six months ended June 30, 2021 as compared to the same period in 2020. Total same store SG&A expenses in 2020 included $1.2 million in severance costs for redundancy due to the COVID-19 pandemic.

Reported Operating Data — Brazil
(In millions, except unit data)

	Three Months Ended June 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$49.8	$19.8	$30.0	151.8%	$0.6	148.5%
Used vehicle retail sales	11.8	7.5	4.4	58.4%	0.1	56.6%
Used vehicle wholesale sales	2.6	2.9	(0.2)	(8.3)%	0.1	(10.9)%
Total used	14.5	10.3	4.1	39.9%	0.2	37.7%
Parts and service sales	9.2	5.9	3.3	55.9%	0.1	53.4%
F&I, net	1.4	0.6	0.8	139.1%	—	136.2%
Total revenues	$74.8	$36.6	$38.2	104.5%	$1.0	101.6%
Gross profit:
New vehicle retail sales	$5.2	$1.4	$3.8	274.3%	$0.1	270.4%
Used vehicle retail sales	1.0	0.4	0.5	126.0%	—	124.6%
Used vehicle wholesale sales	0.2	0.1	0.1	149.8%	—	145.5%
Total used	1.2	0.5	0.7	129.7%	—	127.9%
Parts and service sales	4.0	2.5	1.6	63.9%	0.1	61.5%
F&I, net	1.4	0.6	0.8	139.1%	—	136.2%
Total gross profit	$11.8	$4.9	$6.8	138.6%	$0.2	135.5%
Gross margin:
New vehicle retail sales	10.4%	7.0%	3.4%
Used vehicle retail sales	8.2%	5.8%	2.5%
Used vehicle wholesale sales	7.6%	2.8%	4.8%
Total used	8.1%	4.9%	3.2%
Parts and service sales	43.9%	41.8%	2.2%
Total gross margin	15.7%	13.5%	2.3%
Units sold:
Retail new vehicles sold	1,451	694	757	109.1%
Retail used vehicles sold	500	356	144	40.4%
Wholesale used vehicles sold	235	324	(89)	(27.5)%
Total used	735	680	55	8.1%
Average sales price per unit sold:
New vehicle retail	$34,313	$28,495	$5,818	20.4%	$438	18.9%
Used vehicle retail	$23,671	$20,983	$2,687	12.8%	$271	11.5%
Gross profit per unit sold:
New vehicle retail sales	$3,578	$1,999	$1,579	79.0%	$38	77.1%
Used vehicle retail sales	$1,951	$1,213	$739	60.9%	$12	59.9%
Used vehicle wholesale sales	$850	$247	$603	NM	$15	NM
Total used	$1,599	$752	$847	112.6%	$13	110.8%
F&I PRU	$707	$550	$158	28.7%	$8	27.1%
Other:
SG&A expenses	$8.1	$5.6	$2.5	44.0%	$0.1	42.2%
SG&A as % gross profit	68.8%	114.0%	(45.2)%
NM — Not Meaningful

Same Store Operating Data — Brazil
(In millions, except unit data)

	Three Months Ended June 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$49.8	$19.8	$30.0	151.8%	$0.6	148.5%
Used vehicle retail sales	11.8	7.4	4.4	59.0%	0.1	57.2%
Used vehicle wholesale sales	2.6	2.9	(0.2)	(8.3)%	0.1	(10.9)%
Total used	14.5	10.3	4.2	40.3%	0.2	38.1%
Parts and service sales	9.2	5.9	3.3	55.9%	0.1	53.4%
F&I, net	1.4	0.6	0.8	139.1%	—	136.2%
Total revenues	$74.8	$36.6	$38.3	104.6%	$1.0	101.8%
Gross profit:
New vehicle retail sales	$5.2	$1.4	$3.8	274.3%	$0.1	270.4%
Used vehicle retail sales	1.0	0.4	0.6	128.5%	—	127.1%
Used vehicle wholesale sales	0.2	0.1	0.1	149.8%	—	145.5%
Total used	1.2	0.5	0.7	131.8%	—	130.0%
Parts and service sales	4.0	2.5	1.6	63.9%	0.1	61.5%
F&I, net	1.4	0.6	0.8	139.1%	—	136.2%
Total gross profit	$11.8	$4.9	$6.9	138.8%	$0.2	135.7%
Gross margin:
New vehicle retail sales	10.4%	7.0%	3.4%
Used vehicle retail sales	8.3%	5.8%	2.5%
Used vehicle wholesale sales	7.6%	2.8%	4.8%
Total used	8.2%	4.9%	3.2%
Parts and service sales	43.9%	41.8%	2.2%
Total gross margin	15.8%	13.5%	2.3%
Units sold:
Retail new vehicles sold	1,451	694	757	109.1%
Retail used vehicles sold	500	356	144	40.4%
Wholesale used vehicles sold	235	324	(89)	(27.5)%
Total used	735	680	55	8.1%
Average sales price per unit sold:
New vehicle retail	$34,313	$28,495	$5,818	20.4%	$438	18.9%
Used vehicle retail	$23,671	$20,905	$2,766	13.2%	$273	11.9%
Gross profit per unit sold:
New vehicle retail sales	$3,578	$1,999	$1,579	79.0%	$38	77.1%
Used vehicle retail sales	$1,959	$1,204	$755	62.7%	$12	61.7%
Used vehicle wholesale sales	$850	$247	$603	NM	$15	NM
Total used	$1,605	$748	$856	114.5%	$13	112.8%
F&I PRU	$707	$550	$158	28.7%	$8	27.1%
Other:
SG&A expenses	$8.0	$5.6	$2.3	41.7%	$0.1	39.9%
SG&A as % gross profit	67.6%	114.0%	(46.4)%
NM — Not Meaningful

The following discussion of our Brazil operating results is on actual and same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. During the second quarter of 2021, as a result of the COVID-19 pandemic, our dealership showrooms in São Paulo were required to close from April 1, 2021 through April 18, 2021, however our parts and service operations remained open for essential services. Our dealerships located outside of São Paulo were fully operational unlike the comparable period in 2020 where all of our showrooms in Brazil were closed the entire month of April and then only open limited hours for the remainder of the quarter.
Revenues
Total revenues in Brazil during the three months ended June 30, 2021 increased $38.2 million, or 104.5%, as compared to the same period in 2020. Total same store revenues in Brazil during the three months ended June 30, 2021 increased $38.3 million, or 104.6%, as compared to the same period in 2020. On a constant currency basis, total same store revenues increased 101.8% driven by increases in all business lines except used vehicle wholesale sales. This increase in revenue was the result of the lifting of COVID-19 restrictions and increased customer demand in 2021 as compared to last year.
Gross Profit
Total gross profit in Brazil during the three months ended June 30, 2021 increased $6.8 million, or 138.6%, as compared to the same period in 2020. Total same store gross profit during the three months ended June 30, 2021 increased $6.9 million, or 138.8%, as compared to the same period in 2020. On a constant currency basis, total same store gross profit increased 135.7% driven by increases in all business lines. New vehicle retail same store gross profit on a constant currency basis increased 270.4% driven by a 109.1% increase in new vehicle retail same store units sales and a 77.1% increase in new vehicle retail same store average gross profit per unit sold. The increase in new vehicle same store gross profit per retail unit sold was the result of increased consumer demand and inventory constraints as OEM’s are producing and delivering fewer vehicles due to the global semiconductor chip shortage. At June 30, 2021, our Brazil new vehicle inventory stood at a 32 days’ supply, which was 49 days lower than the same period last year and 5 days higher than December 31, 2020 days’ supply of 27. Used vehicle retail same store gross profit on a constant currency basis increased 127.1%, reflecting the 61.7% increase in used vehicle retail same store average gross profit per unit sold coupled with a 40.4% increase in used vehicle retail same store unit sales. The improvement in used same store retail gross profit per retail unit was driven by new vehicle inventory shortages, which drove customers to purchase used vehicles and an improved selling environment as compared to 2020. Parts and service same store gross profit on a constant currency basis increased 61.5% driven by increases in our customer-pay, warranty and collision operations reflecting the increase in business activity over the prior year. F&I same store gross profit on a constant currency basis increased 136.2%, driven by increases in same store retail unit sales and penetration rates partially offset by a decline in income per contract for our retail finance fees. Total same store gross margin increased 230 basis points in the second quarter of 2021 compared to the same period of 2020 as a result of increases in all of our business lines resulting from the improved selling environment, consumer demand and supply constraints.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses (which includes legal, professional fees and general corporate expenses). Total SG&A expenses in Brazil during the three months ended June 30, 2021 increased $2.5 million, or 44.0%, as compared to the same period in 2020. Total same store SG&A expenses in Brazil during the three months ended June 30, 2021 increased $2.3 million, or 41.7%, as compared to the same period in 2020. On a constant currency basis, total same store SG&A expenses increased 39.9%, driven by increased variable commission payments as a result of increased sales and margins during the second quarter of 2021 as compared to last year. SG&A as a percentage of gross profit decreased from 114.0% in 2020 to 67.6% in 2021 reflecting the 135.7% increase in total same store gross profit driven by productivity gains and higher vehicle margins realized during the second quarter of 2021. We continued to focus on cost discipline throughout the second quarter of 2021.

Reported Operating Data - Brazil
(In millions, except unit data)

	Six Months Ended June 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$83.9	$77.3	$6.7	8.6%	$(12.4)	24.7%
Used vehicle retail sales	22.5	27.4	(4.9)	(17.9)%	(3.4)	(5.6)%
Used vehicle wholesale sales	4.6	6.7	(2.1)	(30.8)%	(0.5)	(23.3)%
Total used	27.1	34.1	(7.0)	(20.5)%	(3.9)	(9.1)%
Parts and service sales	17.1	15.5	1.6	10.4%	(2.1)	24.2%
F&I, net	2.8	2.3	0.5	20.1%	(0.4)	38.8%
Total revenues	$130.9	$129.1	$1.8	1.4%	$(18.8)	15.9%
Gross profit:
New vehicle retail sales	$8.6	$4.9	$3.7	75.1%	$(1.2)	100.2%
Used vehicle retail sales	2.1	1.5	0.6	40.6%	(0.3)	61.1%
Used vehicle wholesale sales	0.4	0.3	0.1	30.0%	(0.1)	47.8%
Total used	2.5	1.8	0.7	38.9%	(0.4)	59.0%
Parts and service sales	7.4	6.7	0.7	10.8%	(0.9)	25.0%
F&I, net	2.8	2.3	0.5	20.1%	(0.4)	38.8%
Total gross profit	$21.2	$15.6	$5.5	35.5%	$(2.9)	54.3%
Gross margin:
New vehicle retail sales	10.2%	6.3%	3.9%
Used vehicle retail sales	9.3%	5.4%	3.9%
Used vehicle wholesale sales	7.9%	4.2%	3.7%
Total used	9.0%	5.2%	3.9%
Parts and service sales	43.3%	43.1%	0.2%
Total gross margin	16.2%	12.1%	4.1%
Units sold:
Retail new vehicles sold	2,622	2,665	(43)	(1.6)%
Retail used vehicles sold	1,016	1,454	(438)	(30.1)%
Wholesale used vehicles sold	469	799	(330)	(41.3)%
Total used	1,485	2,253	(768)	(34.1)%
Average sales price per unit sold:
New vehicle retail	$32,011	$28,994	$3,017	10.4%	$(4,728)	26.7%
Used vehicle retail	$22,143	$18,847	$3,296	17.5%	$(3,331)	35.2%
Gross profit per unit sold:
New vehicle retail sales	$3,273	$1,839	$1,434	78.0%	$(469)	103.5%
Used vehicle retail sales	$2,051	$1,019	$1,032	101.2%	$(300)	130.6%
Used vehicle wholesale sales	$788	$356	$432	NM	$(108)	NM
Total used	$1,652	$784	$868	110.7%	$(239)	141.2%
F&I PRU	$758	$557	$200	35.9%	$(118)	57.2%
Other:
SG&A expenses	$15.2	$16.2	$(1.0)	(6.4)%	$(1.9)	5.5%
SG&A as % gross profit	71.7%	103.8%	(32.1)%
NM — Not Meaningful

Same Store Operating Data - Brazil
(In millions, except unit data)

	Six Months Ended June 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$83.9	$77.3	$6.7	8.6%	$(12.4)	24.7%
Used vehicle retail sales	22.5	27.4	(4.9)	(17.8)%	(3.4)	(5.4)%
Used vehicle wholesale sales	4.6	6.7	(2.1)	(30.8)%	(0.5)	(23.3)%
Total used	27.1	34.1	(7.0)	(20.4)%	(3.9)	(9.0)%
Parts and service sales	17.1	15.5	1.6	10.4%	(2.1)	24.2%
F&I, net	2.8	2.3	0.5	20.1%	(0.4)	38.8%
Total revenues	$130.9	$129.1	$1.8	1.4%	$(18.8)	16.0%
Gross profit:
New vehicle retail sales	$8.6	$4.9	$3.7	75.1%	$(1.2)	100.2%
Used vehicle retail sales	2.1	1.5	0.6	41.1%	(0.3)	61.8%
Used vehicle wholesale sales	0.4	0.3	0.1	30.0%	(0.1)	47.8%
Total used	2.5	1.8	0.7	39.3%	(0.4)	59.5%
Parts and service sales	7.4	6.7	0.7	10.8%	(0.9)	25.0%
F&I, net	2.8	2.3	0.5	20.1%	(0.4)	38.8%
Total gross profit	$21.2	$15.6	$5.6	35.5%	$(2.9)	54.3%
Gross margin:
New vehicle retail sales	10.2%	6.3%	3.9%
Used vehicle retail sales	9.3%	5.4%	3.9%
Used vehicle wholesale sales	7.9%	4.2%	3.7%
Total used	9.1%	5.2%	3.9%
Parts and service sales	43.3%	43.1%	0.1%
Total gross margin	16.2%	12.1%	4.1%
Units sold:
Retail new vehicles sold	2,622	2,665	(43)	(1.6)%
Retail used vehicles sold	1,016	1,454	(438)	(30.1)%
Wholesale used vehicles sold	469	799	(330)	(41.3)%
Total used	1,485	2,253	(768)	(34.1)%
Average sales price per unit sold:
New vehicle retail	$32,011	$28,994	$3,017	10.4%	$(4,728)	26.7%
Used vehicle retail	$22,143	$18,828	$3,315	17.6%	$(3,334)	35.3%
Gross profit per unit sold:
New vehicle retail sales	$3,273	$1,839	$1,434	78.0%	$(469)	103.5%
Used vehicle retail sales	$2,055	$1,018	$1,037	101.9%	$(301)	131.5%
Used vehicle wholesale sales	$788	$356	$432	NM	$(108)	NM
Total used	$1,655	$783	$872	111.4%	$(240)	142.0%
F&I PRU	$758	$557	$200	35.9%	$(118)	57.2%
Other:
SG&A expenses	$15.1	$16.2	$(1.0)	(6.5)%	$(1.9)	5.3%
SG&A as % gross profit	71.4%	103.5%	(32.1)%
NM — Not Meaningful

The following discussion of our Brazil operating results is on actual and same store basis. The difference between reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. Brazil saw a rise in COVID-19 cases due to the Brazilian variant in the first quarter of 2021, which led the government to cancel Carnival in 2021 and implemented various lockdowns for non-essential businesses. As such, many of our showrooms were closed periodically throughout the first and second quarters of 2021 impacting our ability to sell new and used vehicles. In the prior year, beginning March 20, 2020, all our dealerships were required to close in efforts to stop the spread of the virus and while our service centers reopened and operated throughout the second quarter, our showrooms did not reopen until May 2020 with reduced hours.
Revenues
Total and same store revenues in Brazil during the six months ended June 30, 2021 increased $1.8 million, or 1.4%, as compared to the same period in 2020. On a constant currency basis, total same store revenues increased 16.0% driven by increases in new vehicle, parts and services and F&I sales which were partially offset by declines in used vehicle and used vehicle wholesale revenues. The increases in new vehicle, parts and service, and F&I revenues were driven by improved business conditions and increased business activity as the COVID-19 pandemic had a lesser impact in 2021 compared to a year ago. Used vehicle retail same store revenues on a constant currency basis decreased 5.4%, as a 30.1% decrease in used vehicle retail same store unit sales more than offset a 35.3% increase in used vehicle retail same store average sales price per unit sold. Used vehicle wholesale same store revenues decreased 23.3% on a constant currency basis reflecting the 41.3% decline in used vehicle wholesale units. The decline in used retail and wholesale same store units sold reflects challenges with the availability of inventory. The improvement in used vehicle retail same store average sales price per unit sold reflect higher demand in a supply constraint environment.
Gross Profit
Total gross profit in Brazil during the six months ended June 30, 2021 increased $5.5 million, or 35.5%, as compared to the same period in 2020. Total same store gross profit in Brazil during the six months ended June 30, 2021 increased $5.6 million, or 35.5%, as compared to the same period in 2020. On a constant currency basis, total same store gross profit increased 54.3% driven by increases in all business lines. New vehicle retail same store gross profit on a constant currency basis increased 100.2%, driven by a 103.5% increase in new vehicle retail same store average gross profit per unit sold partially offset by a 1.6% decrease in new vehicle retail same store units sold. Used vehicle retail same store gross profit on a constant currency basis increased 61.8%, reflecting a 131.5% increase in used vehicle retail same store average gross profit per unit sold partially offset by a 30.1% decrease in used vehicle retail same store unit sales. The improvement in new and used vehicle retail same store gross profit and gross profit per unit reflects increased consumer demand and inventory constraints experienced during the COVID-19 pandemic as OEMs are producing and delivering fewer vehicles due to global semiconductor chip shortage and have not returned to normal production levels. Parts and service same store gross profit increased 25.0% on a constant currency basis, driven by improvements in customer-pay and warranty reflecting the increase in business activity over the prior year. F&I same store gross profit on a constant currency basis increased 38.8% driven by an increase in penetration rates partially offset by a decline in retail unit sales. Total same store gross margin increased 410 basis points in the first six months of 2021 compared to the same period on 2020 as a result of increases in all of our business lines resulting from the improved selling environment, consumer demand and supply constraints.
SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses (which includes legal, professional fees and general corporate expenses). Total SG&A expenses in Brazil during the six months ended June 30, 2021 decreased $1.0 million, or 6.4%, as compared to the same period in 2020. Total same store SG&A expenses in Brazil during the six months ended June 30, 2021, decreased $1.0 million, or 6.5%, as compared to the same period in 2020. On a constant currency basis, total same store SG&A expenses increased 5.3%, driven by increased variable commission payments as a result of increased sales and margins during the second quarter of 2021 as compared to last year. Total same store SG&A as a percentage of gross profit decreased from 103.5% in 2020 to 71.4% in 2021 driven by productivity gains and higher vehicle margins realized during the second quarter of 2021. We continued to focus on cost discipline throughout the first six months of 2021. Total same store SG&A expenses in 2020 included $0.9 million of severance costs associated with the termination of employees as a result of the COVID-19 pandemic.

The following tables (in millions) and discussion of our results of operations are on a consolidated basis, unless otherwise noted.

	Three Months Ended June 30,
	2021	2020	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$18.8	$18.8	$—	0.2%
Floorplan interest expense	$8.8	$10.1	$(1.3)	(13.2)%
Other interest expense, net	$13.7	$16.2	$(2.5)	(15.3)%
Provision for income taxes	$52.3	$12.2	$40.1	329.9%

	Six Months Ended June 30,
	2021	2020	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$38.3	$37.4	$0.9	2.4%
Floorplan interest expense	$16.4	$23.0	$(6.6)	(28.8)%
Other interest expense, net	$27.5	$34.3	$(6.8)	(19.9)%
Provision for income taxes	$81.7	$21.3	$60.4	284.1%
Depreciation and Amortization Expense
Total depreciation and amortization expense during the three and six months ended June 30, 2021 as compared to the same periods in 2020 had no material changes.
Floorplan Interest Expense
Total floorplan interest expense during the three months ended June 30, 2021 decreased $1.3 million, or 13.2%, as compared to the same period in 2020. For the six months ended June 30, 2021, floorplan interest expense decreased $6.6 million, or 28.8%, as compared to the same period in 2020. Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on LIBOR, Prime rate or a benchmark rate. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure on a portion of our borrowings for a fixed interest rate. The decrease in both comparative periods is primarily due to lower floorplan borrowings as a result of lower inventory levels and lower weighted average interest rates mainly due to a decline in LIBOR, partially offset by higher realized expense on our interest rate swaps and unrealized loss on interest rate swaps of $2.3 million recognized during the three months ended June 30, 2021, primarily resulting from the impact of the de-designation of certain interest rate swaps due to lower inventory levels. Refer to Note 6. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements for additional details of the interest rate swaps.
Other Interest Expense, Net
Total other interest expense, net during the three months ended June 30, 2021 decreased $2.5 million, or 15.3%, as compared to the same period in 2020. For the six months ended June 30, 2021, other interest expense decreased $6.8 million, or 19.9%, as compared to the same period 2020. Other interest expense, net consists of interest charges primarily on our Senior Notes, real estate related debt and other debt, partially offset by interest income. The decrease in both comparative periods was primarily attributable to lower interest rates achieved through refinancing our debt in the previous year, including the redemption of $300.0 million in aggregate principal of our 5.25% Senior Notes on April 2, 2020, which was funded at lower interest rates through increased borrowings on our real estate related debt, and the redemption of $550.0 million aggregate principal of our 5.00% Senior Notes on September 2, 2020, which was funded through the issuance of $550.0 million aggregate principal amount of our 4.00% Senior Notes on August 17, 2020.
Provision for Income Taxes
Provision for income taxes of $52.3 million during the three months ended June 30, 2021 increased by $40.1 million, or 329.9%, as compared to the same period in 2020. For the six months ended June 30, 2021, our provision for income taxes of $81.7 million increased $60.4 million, or 284.1%, as compared to the same period in 2020. These increases were primarily due to higher pre-tax book income. For the three months ended June 30, 2021, our effective tax rate decreased to 21.5% from 28.7% as compared to the same period in 2020. This decrease was primarily due to the increase of deferred tax assets based on a U.K. tax rate increase enacted in June 2021 effective beginning April 1, 2023, and losses incurred in the U.K. and Brazil during the three months ended June 30, 2020 that were benefited at a tax rate lower than the U.S. statutory rate.
We expect our effective tax rate for the remainder of 2021 will be between 22.5 % and 23.5%. We believe that it is more-likely-than-not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income, considering future reversals of existing taxable temporary differences.

Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of our U.S. Floorplan Line and FMCC Facility levels (refer to Note 9. Floorplan Notes Payable in our Notes to Condensed Consolidated Financial Statements for additional information), cash from operations, borrowings under our credit facilities, which provide vehicle floorplan financing, working capital, dealership and real estate acquisition financing and proceeds from debt and equity offerings. Based on current facts and circumstances, we believe we will have adequate cash flow, coupled with available borrowing capacity, to fund our current operations, capital expenditures and acquisitions for the next 12 months. If economic and business conditions deteriorate or if our capital expenditures or acquisition plans for 2021 change, we may need to access the private or public capital markets to obtain additional funding. Refer to Sources and Uses of Liquidity from Investing Activities below for further discussion of expectations regarding future capital expenditures.
Cash on Hand
As of June 30, 2021, our total cash on hand was $198.7 million. The balance of cash on hand excludes $326.1 million of immediately available funds used to pay down our U.S. Floorplan Line as of June 30, 2021. We use the pay down of our U.S. Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
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
We categorize the cash flows associated with borrowings and repayments on these various credit facilities as Cash Flows from Operating Activities or Cash Flows from Financing Activities in our Condensed Consolidated Statements of Cash Flows. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities in the Condensed Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (refer to Note 9. Floorplan Notes Payable in the Notes to Condensed Consolidated Financial Statements for additional information) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. and Brazil unaffiliated with our manufacturer partners (collectively, “Non-OEM Floorplan Credit Facilities”), are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure “Adjusted net cash provided by/used in operating activities” and “Adjusted net cash provided by/used in financing activities” to further evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
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

The following table reconciles cash flows provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Six Months Ended June 30,
	2021	2020	% Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$752.1	$688.2	9.3%
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisitions and dispositions	(376.8)	(450.8)
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	(16.0)	0.2
Adjusted net cash provided by operating activities	$359.4	$237.6	51.3%
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$(93.8)	$(61.2)	(53.3)%
Change in cash paid for acquisitions, associated with Floorplan notes payable	5.3	—
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(6.4)	—
Adjusted net cash used in investing activities	$(94.9)	$(61.2)	(55.1)%
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities:	$(547.1)	$(579.0)	5.5%
Change in Floorplan notes payable, excluding floorplan offset	393.9	450.7
Adjusted net cash used in financing activities	$(153.3)	$(128.3)	(19.4)%
Sources and Uses of Liquidity from Operating Activities
For the six months ended June 30, 2021, we generated $752.1 million of net cash flows from operating activities. On an adjusted basis for the same period, we generated $359.4 million in net cash flows from operating activities, primarily consisting of $292.9 million in net income, coupled with non-cash adjustments related to depreciation and amortization of $38.3 million, stock-based compensation of $13.2 million and operating lease assets of $11.8 million. Adjusted net cash flows from operating activities also included a $3.1 million adjusted net change in operating assets and liabilities, primarily due to $449.4 million of adjusted net floorplan repayments, partially offset by $444.4 million from decreases in inventory levels as a result of global semiconductor chip shortages.
For the six months ended June 30, 2020, we generated $688.2 million of net cash flows from operating activities. On an adjusted basis for the same period, we generated $237.6 million in net cash flows from operating activities, primarily consisting of $60.0 million in net income, coupled with non-cash adjustments related to depreciation and amortization of $37.4 million, asset impairments of $23.8 million, stock-based compensation of $21.7 million, operating lease assets of $12.9 million and a loss on extinguishment of $10.4 million related to the 5.25% Senior Notes. Adjusted net cash flows from operating activities also included a $70.9 million adjusted net change in operating assets and liabilities, including cash inflows of $536.7 million from decreases in inventory levels, $77.2 million from net decreases in contracts-in-transit and vehicle receivables and $64.8 million from decreases in accounts and notes receivable. These cash inflows were partially offset by cash outflows of $540.9 million from an adjusted net decrease of floorplan borrowings and $48.0 million from decreases in accounts payable and accrued expenses.
Working Capital
At June 30, 2021, we had a $417.9 million surplus of working capital. This represents an increase of $256.4 million from December 31, 2020, when we had a $161.5 million surplus of working capital. Changes in our working capital are typically explained by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flows from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.

Sources and Uses of Liquidity from Investing Activities
During the six months ended June 30, 2021, we used $93.8 million in net cash flow from investing activities. On an adjusted basis for the same period, we used $94.9 million in net cash flows from investing activities, primarily consisting of $63.8 million used for purchases of property and equipment and to construct new and improve existing facilities and $44.6 million used for acquisition activity, partially offset by cash inflows of $13.4 million related to the disposition of franchises and property and equipment. Of the $63.8 million in property and equipment purchases, $47.7 million was used for non-real estate related capital expenditures, $17.5 million was used for the purchase of real estate associated with existing dealership operations, partially offset by the $1.4 million net increase in the accrual for capital expenditures from fiscal year-end.
During the six months ended June 30, 2020, we used $61.2 million in net cash flows from investing activities on both unadjusted and adjusted basis, which represents $60.5 million used for purchases of property and equipment and to construct new and improve existing facilities and $1.3 million used for acquisition activity, partially offset by cash inflows of $0.6 million related to the disposition of property and equipment. Of the $60.5 million in property and equipment purchases, $35.3 million was used for non-real estate related capital expenditures, $22.4 million was used for the purchase of real estate associated with existing dealership operations and $2.7 million represented the net decrease in the accrual for capital expenditures from fiscal year-end.
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
Sources and Uses of Liquidity from Financing Activities
For the six months ended June 30, 2021, we used $547.1 million in net cash flows from financing activities. On an adjusted basis for the same period, we used $153.3 million in net cash flows from financing activities, primarily related to cash outflows of $149.7 million in net repayments on our U.S. Floorplan Line (representing the net cash activity in our floorplan offset account), $18.6 million related to the repurchase of our common stock and $11.7 million in dividend payments, partially offset by $28.2 million net borrowings on our Acquisition Line.
For the six months ended June 30, 2020, we used $579.0 million in net cash flows from financing activities. On an adjusted basis for the same period, we used $128.3 million in net cash flows from financing activities, primarily related to cash outflows of $307.9 million related to the extinguishment of our 5.25% Senior Notes, $48.9 million related to the repurchase of our common stock and $5.5 million in dividend payments. These cash outflows were partially offset by $160.1 million net borrowings on other debt, which primarily reflected increased mortgage borrowings in the U.S. to partially fund the redemption of the 5.25% Senior Notes, as well as $68.8 million net borrowings on our Acquisition Line.

Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of June 30, 2021 (in millions):

	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,396.0	$185.4	$1,210.6
Acquisition Line (2)	349.0	94.3	254.7
Total revolving credit facility	1,745.0	279.8	1,465.2
FMCC Facility (3)	300.0	26.8	273.2
Total U.S. credit facilities (4)	$2,045.0	$306.6	$1,738.4
(1) The available balance at June 30, 2021 includes $326.1 million of immediately available funds. The remaining available balance can be used for inventory financing.
(2) The outstanding balance of $94.3 million is related to outstanding letters of credit of $17.8 million and $76.5 million in borrowings as of June 30, 2021. The borrowings outstanding under the Acquisition Line included no USD borrowings and £55 million of GBP borrowings translated at the spot rate on the day borrowed, solely for the purpose of calculating the outstanding and available borrowings under the Acquisition Line. The available borrowings may be limited from time to time, based on certain debt covenants.
(3) The available balance at June 30, 2021 does not include any immediately available funds. The available balance can be used for Ford new vehicle inventory financing.
(4) The outstanding balance excludes $286.3 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
We have other credit facilities in the U.S., U.K. and Brazil with third-party financial institutions, most of which are affiliated with the automobile manufacturers that provide financing for portions of our new, used and rental vehicle inventories. In addition, we have outstanding debt instruments, including our 4.00% Senior Notes, as well as real estate related and other debt instruments. Refer to Note 8. Debt in our Notes to Condensed Consolidated Financial Statements for further information.
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
As of June 30, 2021, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of June 30, 2021
	Required	Actual
Total adjusted leverage ratio	< 5.50	1.71
Fixed charge coverage ratio	> 1.20	5.35
As of June 30, 2021, we had $198.7 million of cash on hand and an additional $326.1 million invested in our floorplan offset accounts, bringing total cash liquidity to $524.8 million. In addition, we had $254.7 million of additional borrowing capacity on our Acquisition Line, bringing total immediate liquidity to $779.5 million as of June 30, 2021. Based on our position as of June 30, 2021 and our outlook as discussed within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we have sufficient liquidity currently and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 8. Debt and Note 9. Floorplan Notes Payable in our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of June 30, 2021.

Share Repurchases and Dividends
Our Board of Directors from time to time, authorizes the repurchase of shares of our common stock up to a certain monetary limit. During the six months ended June 30, 2021, 125,069 shares were repurchased at an average price of $148.79 per share, for a total of $18.6 million. As of June 30, 2021, we had $150.1 million available under our current share repurchase authorization.
During the three months ended June 30, 2021, our Board of Directors approved a quarterly cash dividend of $0.33 per share on all shares of our common stock, which resulted in $5.8 million paid to common shareholders and $0.2 million to unvested RSA holders. During the six months ended June 30, 2021, we have declared cash dividends of $0.64 per share on all shares of our common stock, for a total of $11.3 million paid to common shareholders and $0.4 million to unvested RSA holders.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided regarding our foreign currency exchange rates and financial instruments to which we are a party at June 30, 2021 and from which we may incur future gains or losses from changes in market interest rates and/or foreign currency rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Interest Rates
We have interest rate risk on our variable-rate debt obligations, primarily consisting of our U.S. Floorplan Line. Based on the amount of variable-rate borrowings outstanding of $1.1 billion and $1.6 billion as of June 30, 2021 and 2020, respectively, a 100 basis-point change in interest rates would have resulted in an approximate $0.9 million and $7.5 million change to our annual interest expense, respectively, after consideration of the interest rate swaps in effect.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the six months ended June 30, 2021 and 2020, we recognized $28.5 million and $20.4 million of interest assistance as a reduction of new vehicle cost of sales, respectively.
For additional information about the potential impact of LIBOR phase out on our results of operations, see Item 1A. Risk Factors of our 2020 Form 10-K.
Foreign Currency Exchange Rates
The functional currency of our U.K. subsidiaries is the GBP and of our Brazil subsidiaries is the BRL. Our exposure to fluctuating exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average exchange rates for the GBP to the USD would have resulted in a $113.7 million and $77.7 million decrease to our revenues for the six months ended June 30, 2021 and 2020, respectively. A 10% devaluation in average exchange rates for the BRL to the USD would have resulted in a $11.9 million and $11.7 million decrease to our revenues for the six months ended June 30, 2021 and 2020, respectively.
For additional information about our market sensitive financial instruments, refer to Note 6. Financial Instruments and Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2021, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. For a discussion of our legal proceedings, refer to Note 11. Commitments and Contingencies within our Notes to Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Except as set forth below, during the six months ended June 30, 2021, there were no changes to the Risk Factors disclosed in Item 1A. Risk Factors of our 2020 Form 10-K.
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
During the six months ended June 30, 2021 and through the date of this report, vehicle manufacturers are producing and delivering fewer vehicles to our dealerships due to a global semiconductor chip shortage. The chip shortage is impacting the automobile industry’s new vehicle production which has decreased our new vehicle inventory. Our new vehicle days’ supply of inventory was approximately 20 days for the quarter ended June 30, 2021, as compared to 52 days for the quarter ended December 31, 2020 and 61 days for the quarter ended June 30, 2020. If new vehicle days’ supply of inventory continues to decline, it will impact our ability to satisfy customer demand. It is impossible to predict with certainty the duration of the semiconductor chip shortage, but we expect our inventory levels to be low through the remainder of 2021. If our manufacturers’ production remains at current reduced levels or continues to decline, diminishing our ability to meet the immediate needs of our customers, the semiconductor shortage could have a material and adverse impact on our financial and operating results.
Additionally, many U.S. manufacturers of vehicles, parts and supplies are dependent on imported products and raw materials in their production. Any significant increase in existing tariffs on such goods and raw materials, or implementation of new tariffs, could adversely affect our profits on the vehicles we sell.
Vehicle manufacturers may alter their distribution models.
Certain of our vehicle manufacturers serving the U.K. market recently announced plans to explore an agency model of selling new vehicles. Under an agency model, our franchised dealerships would receive a fee for facilitating the sale of a new vehicle to a customer but would no longer record the vehicle in inventory as has been historical practice. The agency model, if adopted, would reduce revenues, although the other impacts to our U.K. segment and consolidated results of operations remain uncertain. We are uncertain if agency models will be widely adopted in the U.K. and, if so, the impact to our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1, 2021 — April 30, 2021	—	$—	—	$—
May 1, 2021 — May 31, 2021	—	$—	—	$—
June 1, 2021 — June 30, 2021	125,069	$148.79	125,069	$150.1
Total	125,069		125,069
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

Group 1 Automotive, Inc.

Date:	August 5, 2021	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer