Form 10-Q
period 2021-09-30
GROUP 1 AUTOMOTIVE INC
filed 2021-11-04
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of October 29, 2021, the registrant had 18,100,651 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$296.9	$87.3
Contracts-in-transit and vehicle receivables, net	171.8	211.2
Accounts and notes receivable, net	180.6	200.0
Inventories	850.8	1,468.0
Prepaid expenses	24.5	19.4
Other current assets	46.2	18.4
TOTAL CURRENT ASSETS	1,570.8	2,004.2
Property and equipment, net of accumulated depreciation of $503.6 and $460.2, respectively	1,644.5	1,608.2
Operating lease assets	218.0	209.9
Goodwill	1,034.5	997.1
Intangible franchise rights	237.1	232.8
Other long-term assets	52.7	37.2
TOTAL ASSETS	$4,757.6	$5,089.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $331.2 and $160.4, respectively	$83.8	$767.6
Floorplan notes payable — manufacturer affiliates, net of offset account of $3.5 and $16.0, respectively	234.2	327.5
Current maturities of long-term debt	57.6	56.7
Current operating lease liabilities	22.0	21.5
Accounts payable	381.7	442.6
Accrued expenses and other current liabilities	266.9	226.9
TOTAL CURRENT LIABILITIES	1,046.1	1,842.7
Long-term debt	1,276.3	1,294.7
Long-term operating lease liabilities	213.1	207.6
Deferred income taxes	159.2	141.0
Other long-term liabilities	144.4	153.8
Commitments and Contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,343,056 and 25,433,048 shares issued, respectively	0.3	0.3
Additional paid-in capital	320.2	308.3
Retained earnings	2,265.0	1,817.9
Accumulated other comprehensive income (loss)	(166.1)	(184.0)
Treasury stock, at cost; 7,242,405 and 7,342,546 shares, respectively	(500.8)	(492.8)
TOTAL STOCKHOLDERS’ EQUITY	1,918.6	1,449.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,757.6	$5,089.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
New vehicle retail sales	$1,576.2	$1,580.7	$4,974.9	$3,985.5
Used vehicle retail sales	1,248.3	867.2	3,342.7	2,287.4
Used vehicle wholesale sales	109.4	86.7	286.0	221.9
Parts and service sales	427.6	375.6	1,180.4	1,028.2
Finance, insurance and other, net	147.7	129.5	435.7	338.7
Total revenues	3,509.2	3,039.6	10,219.7	7,861.7
COST OF SALES:
New vehicle retail sales	1,408.5	1,481.5	4,542.9	3,759.7
Used vehicle retail sales	1,149.8	796.1	3,075.5	2,127.9
Used vehicle wholesale sales	101.8	80.7	265.3	212.9
Parts and service sales	195.9	169.4	530.9	473.9
Total cost of sales	2,856.0	2,527.7	8,414.5	6,574.4
GROSS PROFIT	653.2	512.0	1,805.1	1,287.2
Selling, general and administrative expenses	385.1	305.8	1,080.3	870.9
Depreciation and amortization expense	19.6	19.1	57.9	56.5
Asset impairments	1.7	—	1.7	23.8
INCOME FROM OPERATIONS	246.8	187.1	665.3	336.0
Floorplan interest expense	4.8	8.1	21.2	31.1
Other interest expense, net	13.2	14.6	40.7	49.0
Loss on extinguishment of debt	3.8	3.3	3.8	13.7
INCOME BEFORE INCOME TAXES	225.0	161.0	599.6	242.2
Provision for income taxes	52.9	34.6	134.6	55.8
NET INCOME	$172.1	$126.4	$465.0	$186.4
BASIC EARNINGS PER SHARE	$9.37	$6.86	$25.31	$10.11
Weighted average common shares outstanding	17.8	17.8	17.8	17.8
DILUTED EARNINGS PER SHARE	$9.33	$6.83	$25.21	$10.08
Weighted average dilutive common shares outstanding	17.8	17.8	17.8	17.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET INCOME	$172.1	$126.4	$465.0	$186.4
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(11.5)	6.0	(6.7)	(24.4)
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of $0.2, $0.6, $(4.9) and $12.6, respectively	(0.6)	(1.8)	16.1	(40.4)
Reclassification adjustment for realized (gain) loss on interest rate swap termination included in SG&A, net of tax benefit (provision) of $— for all periods presented	—	0.1	—	0.1
Reclassification adjustment for loss included in interest expense, net of tax benefit of $0.6, $0.8, $1.9 and $1.7, respectively	1.8	2.7	6.1	5.4
Reclassification related to de-designated interest rate swaps, net of tax benefit of $—, $—, $0.7 and $—, respectively	—	—	2.4	—
Unrealized gain (loss) on interest rate risk management activities, net of tax	1.3	1.0	24.5	(35.0)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(10.2)	7.0	17.9	(59.3)
COMPREHENSIVE INCOME	$161.9	$133.4	$482.9	$127.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, JUNE 30, 2021	25,357,677	$0.3	$313.6	$2,099.1	$(155.9)	$(503.1)	$1,754.0
Net income	—	—	—	172.1	—	—	172.1
Other comprehensive loss, net of taxes	—	—	—	—	(10.2)	—	(10.2)
Net issuance of treasury shares to stock compensation plans	(14,621)	—	0.8	—	—	2.3	3.2
Stock-based compensation	—	—	5.7	—	—	—	5.7
Dividends declared ($0.34 per share)	—	—	—	(6.3)	—	—	(6.3)
BALANCE, SEPTEMBER 30, 2021	25,343,056	$0.3	$320.2	$2,265.0	$(166.1)	$(500.8)	$1,918.6

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2020	25,433,048	$0.3	$308.3	$1,817.9	$(184.0)	$(492.8)	$1,449.6
Net income	—	—	—	465.0	—	—	465.0
Other comprehensive income, net of taxes	—	—	—	—	17.9	—	17.9
Purchases of treasury stock	—	—	—	—	—	(18.6)	(18.6)
Net issuance of treasury shares to stock compensation plans	(89,992)	—	(7.1)	—	—	10.7	3.6
Stock-based compensation	—	—	19.0	—	—	—	19.0
Dividends declared ($0.98 per share)	—	—	—	(17.9)	—	—	(17.9)
BALANCE, SEPTEMBER 30, 2021	25,343,056	$0.3	$320.2	$2,265.0	$(166.1)	$(500.8)	$1,918.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, JUNE 30, 2020	25,439,581	$0.3	$300.0	$1,596.9	$(213.3)	$(467.9)	$1,215.9
Net income	—	—	—	126.4	—	—	126.4
Other comprehensive income, net of taxes	—	—	—	—	7.0	—	7.0
Net issuance of treasury shares to stock compensation plans	165	—	(1.4)	—	—	3.6	2.2
Stock-based compensation	—	—	5.3	—	—	—	5.3
BALANCE, SEPTEMBER 30, 2020	25,439,746	$0.3	$304.0	$1,723.3	$(206.3)	$(464.3)	$1,356.9

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2019	25,486,711	$0.3	$295.3	$1,542.4	$(147.0)	$(435.3)	$1,255.7
Net income	—	—	—	186.4	—	—	186.4
Other comprehensive loss, net of taxes	—	—	—	—	(59.3)	—	(59.3)
Purchases of treasury stock	—	—	—	—	—	(48.9)	(48.9)
Net issuance of treasury shares to stock compensation plans	(46,964)	—	(18.4)	—	—	20.0	1.6
Stock-based compensation	—	—	27.0	—	—	—	27.0
Dividends declared ($0.30 per share)	—	—	—	(5.5)	—	—	(5.5)
BALANCE, SEPTEMBER 30, 2020	25,439,746	$0.3	$304.0	$1,723.3	$(206.3)	$(464.3)	$1,356.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$465.0	$186.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57.9	56.5
Change in operating lease assets	18.1	18.1
Deferred income taxes	7.7	(2.8)
Asset impairments	1.7	23.8
Stock-based compensation	19.0	27.0
Amortization of debt discount and issuance costs	1.8	2.6
Gain on disposition of assets	(2.1)	—
Loss on extinguishment of debt	3.8	13.7
Unrealized loss on derivative instruments	1.4	—
Other	2.0	1.9
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(21.6)	(58.8)
Accounts and notes receivable	19.2	25.2
Inventories	643.0	499.6
Contracts-in-transit and vehicle receivables	43.1	33.0
Prepaid expenses and other assets	(10.0)	41.1
Floorplan notes payable — manufacturer affiliates	(112.5)	(137.9)
Deferred revenues	(1.1)	(0.4)
Operating lease liabilities	(18.9)	(16.3)
Net cash provided by operating activities	1,117.5	712.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $5.3 and $—, respectively	(74.6)	(1.3)
Proceeds from disposition of franchises, property and equipment	19.8	1.3
Purchases of property and equipment	(88.4)	(78.8)
Other	(20.4)	—
Net cash used in investing activities	(163.5)	(78.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	5,796.1	7,590.5
Repayments on credit facility — floorplan line and other	(6,479.2)	(7,960.7)
Borrowings on credit facility — acquisition line	67.3	284.0
Repayments on credit facility — acquisition line	(59.9)	(296.5)
Debt issuance costs	—	(9.0)
Borrowings of senior notes	—	550.0
Repayments of senior notes	—	(857.9)
Borrowings on other debt	110.0	252.9
Principal payments on other debt	(143.7)	(90.8)
Proceeds from employee stock purchase plan	11.9	7.0
Payments of tax withholding for stock-based compensation	(8.3)	(5.5)
Repurchases of common stock, amounts based on settlement date	(18.6)	(48.9)
Dividends paid	(17.9)	(5.5)
Net cash used in financing activities	(742.2)	(590.4)
Effect of exchange rate changes on cash	(2.1)	(5.4)
Net increase in cash and cash equivalents	209.7	38.1
CASH AND CASH EQUIVALENTS, beginning of period	87.3	28.1
CASH AND CASH EQUIVALENTS, end of period	$296.9	$66.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL INFORMATION
Business
Group 1 Automotive, Inc., a Delaware corporation, is a leading operator in the automotive retailing industry with business activities in 15 states in the U.S., 35 towns in the U.K. and three states in Brazil. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the “Company” in these Notes to Condensed Consolidated Financial Statements. Through its dealerships, the Company sells new and used cars and light trucks; arranges related vehicle financing; sells service and insurance contracts; provides automotive maintenance and repair services; and sells vehicle parts.
As of September 30, 2021, the Company’s retail network consisted of 117 dealerships in the U.S., 55 dealerships in the U.K. and 16 dealerships in Brazil. The U.S. and Brazil are led by the President, U.S. and Brazilian Operations, and the U.K. is led by an Operations Director, each reporting directly to the Company's Chief Executive Officer. The President, U.S. and Brazilian Operations, and the U.K. Operations Director are responsible for the overall performance of their respective regions, as well as for overseeing field level management.
The Company’s operating results are generally subject to seasonal variations, as well as changes in the economic environment. In the U.S., the Company generally experiences higher volumes of vehicle sales and service in the second and third quarters of each year. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. In the U.K., the first and third quarters tend to be stronger, driven by the vehicle license plate change months of March and September. In Brazil, the first quarter is generally the weakest, driven by more consumer vacations and activities associated with Carnival, while the third and fourth quarters tend to be stronger. Other factors unrelated to seasonality, such as the COVID-19 pandemic, changes in economic conditions, manufacturer incentive programs, supply issues, seasonal weather events and changes in foreign currency exchange rates may exaggerate seasonal or cause counter-seasonal fluctuations in the Company’s revenues and operating income.
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
During the three months ended June 30, 2020, the Company recorded an out-of-period adjustment of $10.6 million, resulting in an increase to Selling, general and administrative expenses and Additional paid-in capital, to correct stock-based compensation for awards granted in prior years to retirement eligible employees not recognized timely due to the incorrect treatment of a non-substantive service condition. The impact to the three months ended June 30, 2020, was a decrease to net income of $9.7 million and a decrease to diluted earnings per common share of $0.53. The effect of this adjustment on any previously reported periods was not material based on a quantitative and qualitative evaluation.

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
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for companies that have contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The optional expedients and exceptions are intended to ease the financial reporting burdens mainly related to contract modification accounting, hedge accounting and lease accounting. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 and will apply through December 31, 2022. LIBOR is used as an interest rate “benchmark” in the majority of the Company’s floorplan notes payable, as well as its mortgages, other debt and lease contracts. Additionally, the Company’s derivative instruments are benchmarked to LIBOR. The Company will apply the relief described as its arrangements are modified and does not expect the adoption will have a material impact on the Company’s consolidated financial statements.
2. REVENUES
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
New vehicle retail sales	$1,208.5	$305.4	$62.3	$1,576.2	$3,958.9	$869.7	$146.3	$4,974.9
Used vehicle retail sales	902.3	328.0	18.0	1,248.3	2,481.7	820.5	40.5	3,342.7
Used vehicle wholesale sales	68.0	38.1	3.3	109.4	179.6	98.4	8.0	286.0
Total new and used vehicle sales	2,178.8	671.5	83.6	2,933.9	6,620.2	1,788.7	194.7	8,603.6
Parts and service sales (1)	353.1	63.4	11.1	427.6	982.0	170.2	28.2	1,180.4
Finance, insurance and other, net (2)	130.5	15.6	1.7	147.7	389.4	41.9	4.4	435.7
Total revenues	$2,662.4	$750.4	$96.4	$3,509.2	$7,991.6	$2,000.7	$227.3	$10,219.7

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
New vehicle retail sales	$1,172.2	$376.6	$31.9	$1,580.7	$3,076.3	$800.1	$109.1	$3,985.5
Used vehicle retail sales	608.2	248.1	10.9	867.2	1,719.4	529.7	38.3	2,287.4
Used vehicle wholesale sales	44.8	39.5	2.4	86.7	122.1	90.6	9.2	221.9
Total new and used vehicle sales	1,825.2	664.2	45.2	2,534.6	4,917.8	1,420.4	156.6	6,494.8
Parts and service sales (1)	306.4	61.3	8.0	375.6	865.2	139.5	23.4	1,028.2
Finance, insurance and other, net (2)	113.0	15.4	1.1	129.5	300.2	35.1	3.4	338.7
Total revenues	$2,244.6	$740.8	$54.3	$3,039.6	$6,083.3	$1,595.0	$183.4	$7,861.7
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $5.1 million and $7.6 million during the three months ended September 30, 2021 and 2020, respectively, and $18.7 million and $16.9 million during the nine months ended September 30, 2021 and 2020, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Note 7. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company accounts for business combinations under the acquisition method of accounting, under which the Company allocates the purchase price to the assets and liabilities assumed based on an estimate of fair value.
During the nine months ended September 30, 2021, the Company acquired two dealerships, representing two franchises, in the U.S. and seven dealerships, representing nine franchises, in the U.K. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, totaled $74.6 million, net of cash acquired. Goodwill associated with these acquisitions totaled $41.4 million.
During the nine months ended September 30, 2020, the Company acquired a collision center in the U.S., which was integrated into an existing dealership. Aggregate consideration paid was $1.3 million. Goodwill associated with this acquisition was not material.
On September 13, 2021, the Company entered into a Purchase Agreement (the “Purchase Agreement”) to purchase substantially all the assets, including real estate, of Prime Automotive Group (the “Seller”), headquartered in Westwood, Massachusetts (the “Prime Acquisition”). The Company expects to pay a purchase price of approximately $880 million, excluding repayment of sellers’ floorplan notes payable, subject to customary adjustments described in the Purchase Agreement (the “Purchase Price”) and appropriate reductions for any exercise of customary manufacturer rights of first refusal. The Purchase Price is expected to be financed through a combination of cash, available lines of credit and debt financing. The operating assets expected to be acquired include 30 dealerships, representing 43 franchises, and three collision centers in the Northeastern U.S. In connection with the execution of the Purchase Agreement, the Company made a deposit of $20.0 million into an escrow account. The deposit is recorded in Other Current Assets on the Condensed Consolidated Balance Sheets and reflected in Other within Cash Flows from Investing Activities on the Condensed Consolidated Statements of Cash Flows. The Prime Acquisition is expected to close in November 2021.
In October 2021, the Company acquired three dealerships representing six franchises in the U.S. for approximately $66.8 million, excluding repayment of sellers’ floorplan notes payable.
Dispositions
The Company’s dispositions generally consist of dealership assets and related real estate. Gains and losses on dispositions are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the nine months ended September 30, 2021, the Company recorded a net pre-tax gain totaling $1.8 million related to the disposition of two dealerships representing two franchises and one franchise within an existing dealership in the U.S. The dispositions reduced goodwill by $2.2 million. The Company also terminated one franchise representing one dealership in the U.K.
During the nine months ended September 30, 2020, the Company had no activity related to dispositions.
4. SEGMENT INFORMATION
The Company conducts business in three reportable segments: the U.S., the U.K. and Brazil. The Company defines its segments as those operations whose results the Company’s Chief Executive Officer, who is the chief operating decision maker, regularly reviews to analyze performance and allocate resources. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Selected reportable segment data is as follows for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
Total revenues	$2,662.4	$750.4	$96.4	$3,509.2	$7,991.6	$2,000.7	$227.3	$10,219.7
Income before income taxes (1)	$195.5	$28.7	$0.9	$225.0	$532.1	$62.3	$5.2	$599.6

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	U.S.	U.K.	Brazil	Total	U.S.	U.K.	Brazil	Total
Total revenues	$2,244.6	$740.8	$54.3	$3,039.6	$6,083.3	$1,595.0	$183.4	$7,861.7
Income (loss) before income taxes (2)	$132.9	$27.1	$1.0	$161.0	$249.8	$4.7	$(12.4)	$242.2
(1) For the three months ended September 30, 2021, income before income taxes includes the following: in the U.S. segment, $3.8 million in acquisition costs, a $3.7 million gain from favorable legal settlements, $1.7 million in asset impairments, a $0.9 million non-cash gain associated with certain interest rate swaps and $0.6 million in expenses related to Hurricane Ida; in the U.K. segment, $0.6 million in acquisition costs; and in the Brazil segment, a $3.8 million loss on debt extinguishment. For the nine months ended September 30, 2021, income before income taxes includes the following: in the U.S. segment, a $4.7 million gain from favorable legal settlements, $3.8 million in acquisition costs, $2.8 million in expenses related to a winter storm and Hurricane Ida, $1.7 million in asset impairments, a $1.7 million net gain on dealership and real estate transactions and a $1.4 million non-cash loss associated with certain interest rate swaps; in the U.K. segment, a $0.6 million net loss on dealership and real estate transactions and $0.6 million in acquisitions costs; and in the Brazil segment, a $3.8 million loss on debt extinguishment.
(2) For the three months ended September 30, 2020, income (loss) before income taxes includes a $3.3 million loss on debt extinguishment in the U.S. segment. For the nine months ended September 30, 2020, income (loss) before income taxes includes the following: in the U.S. segment, a $13.7 million loss on debt extinguishment and $10.6 million in stock-based compensation expense related to an out-of-period adjustment; in the U.K. segment, $12.8 million in asset impairments and $1.2 million in severance expense; and in the Brazil segment, $11.1 million in asset impairments and $0.9 million in severance expense.
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
The following table sets forth the calculation of EPS for the three and nine months ended September 30, 2021 and 2020 (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average basic common shares outstanding	17,753,957	17,776,888	17,753,042	17,770,619
Dilutive effect of stock-based compensation and employee stock purchases	82,298	58,661	76,940	47,919
Weighted average dilutive common shares outstanding	17,836,255	17,835,549	17,829,982	17,818,538
Basic:
Net income	$172.1	$126.4	$465.0	$186.4
Less: Earnings allocated to participating securities	5.7	4.6	15.7	6.7
Net income available to basic common shares	$166.4	$121.9	$449.4	$179.7
Basic earnings per common share	$9.37	$6.86	$25.31	$10.11
Diluted:
Net income	$172.1	$126.4	$465.0	$186.4
Less: Earnings allocated to participating securities	5.7	4.5	15.6	6.7
Net income available to diluted common shares	$166.4	$121.9	$449.4	$179.7
Diluted earnings per common share	$9.33	$6.83	$25.21	$10.08

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
The Company periodically invests in demand notes with manufacturer-affiliated finance companies that bear interest at variable rates determined by the manufacturers and represent unsecured, unsubordinated and unguaranteed debt obligations of the manufacturers. The instruments are redeemable on demand by the Company and therefore the Company has classified these instruments as Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, the carrying value of these instruments was $271.6 million and $60.0 million, respectively. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices, that are observable or that can be corroborated by observable data by correlation. Accordingly, the Company has classified these instruments within Level 2 of the hierarchy framework.
Fixed Rate Long-Term Debt
The Company estimates the fair value of its $550.0 million 4.00% Senior Notes due August 2028 (“4.00% Senior Notes”) using quoted prices for the identical liability (Level 1) and estimates the fair value of its fixed-rate mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments (Level 2). Refer to Note 8. Debt for further discussion of the Company’s long-term debt arrangements.
The carrying value and fair value of the Company’s 4.00% Senior Notes and fixed rate mortgages were as follows (in millions):

	September 30, 2021		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$550.0	$563.0	$550.0	$567.0
Real estate related	79.3	72.0	84.3	77.0
Total	$629.3	$635.0	$634.3	$644.0
(1) Carrying value excludes unamortized debt issuance costs.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Derivative Financial Instruments
The Company holds interest rate swaps to hedge against variability of interest payments indexed to LIBOR. The Company’s interest rate swaps are measured at fair value utilizing a one-month LIBOR forward yield curve matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The fair value of the interest rate swaps also considers the credit risk of the Company for instruments in a liability position or the counterparty for instruments in an asset position. The credit risk is calculated using the spread between the one-month LIBOR yield curve and the relevant interest rate according to rating agencies. The inputs to the fair value measurements reflect Level 2 of the hierarchy framework.
Assets and liabilities associated with the Company’s interest rate swaps, as reflected gross in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	September 30, 2021	December 31, 2020
Assets:
Other current assets	$—	$1.9
Other long-term assets	11.5	0.3
Total assets	$11.5	$2.3
Liabilities:
Accrued expenses and other current liabilities (1)	$1.1	$4.2
Other long-term liabilities	22.1	40.6
Total liabilities	$23.2	$44.8
(1) As of September 30, 2021, the entire balance consisted of the gross fair value of the de-designated swaps as described below.
Interest Rate Swaps De-designated as Cash Flow Hedges
All interest rate swaps had previously been designated as cash flow hedges. During the three months ended June 30, 2021, the Company de-designated five interest rate swaps, with aggregate notional value of $250.0 million and a weighted average interest rate of 1.76% that will mature on December 31, 2021, due to the continued decline in the net floorplan liability balance as a result of decreased vehicle inventory levels. The realized and unrealized gains or losses on the de-designated swaps for each period after de-designation are recognized within income as Floorplan interest expense in the Company’s Condensed Consolidated Statements of Operations. No interest rate swaps were de-designated by the Company during the three months ended September 30, 2021.
The Company reclassified the entire previously deferred loss associated with the de-designated interest rate swaps of $2.4 million, net of tax of $0.7 million, from Accumulated other comprehensive income (loss) into income as an adjustment to Floorplan interest expense, as the remaining forecasted hedged transactions associated with these interest rate swaps were probable of not occurring due to the reduced inventory levels described above. Additionally, the Company recorded unrealized mark-to-market gains of $1.0 million and $2.0 million and realized losses of $1.1 million and $2.1 million associated with these interest rate swaps within Floorplan interest expense for the three months and nine months ended September 30, 2021, respectively.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps designated as cash flow hedges and the related gains or losses are deferred in stockholders’ equity as a component of Accumulated other comprehensive income (loss) in the Company’s Condensed Consolidated Balance Sheets. The deferred gains or losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of the positions are recognized as Floorplan interest expense or Other interest expense, net, in the Company’s Condensed Consolidated Statements of Operations. Gains or losses for periods where future forecasted hedged transactions are deemed probable of not occurring are reclassified from Accumulated other comprehensive income (loss) into income as Floorplan interest expense. Amounts reclassified related to the portion of forecasted transactions deemed probable of not occurring were immaterial for the three and nine months ended September 30, 2021.
As of September 30, 2021, the Company held 33 interest rate swaps designated as cash flow hedges with a total notional value of $686.1 million that fixed the underlying one-month LIBOR at a weighted average rate of 1.37%. The Company also held 8 additional interest rate swaps designated as cash flow hedges with forward start dates beginning in December 2021, that had an aggregate notional value of $425.0 million and a weighted average interest rate of 1.20% as of September 30, 2021. The maturity dates of the Company’s designated interest rate swaps with forward start dates range between January 2025 and December 2031.
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	2021	2020	2021	2020
Interest rate swaps	$(0.6)	$(1.8)	$16.1	$(40.4)

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Floorplan interest expense	$(1.4)	$(2.6)	$(5.0)	$(5.3)
Other interest expense, net	$(1.0)	$(1.0)	$(2.9)	$(1.8)
The amount of loss expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $10.6 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
7. RECEIVABLES, NET AND CONTRACT ASSETS
The Company’s receivables, net and contract assets consisted of the following (in millions):

	September 30, 2021	December 31, 2020
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$100.4	$147.1
Vehicle receivables	72.0	64.5
Total contracts-in-transit and vehicle receivables	172.4	211.5
Less: allowance for doubtful accounts	0.6	0.3
Total contracts-in-transit and vehicle receivables, net	$171.8	$211.2

Accounts and notes receivable, net:
Manufacturer receivables	$81.3	$108.7
Parts and service receivables	64.4	53.2
F&I receivables	23.9	27.4
Other	15.0	13.8
Total accounts and notes receivable	184.5	203.1
Less: allowance for doubtful accounts	3.9	3.2
Total accounts and notes receivable, net	$180.6	$200.0

Within Other current assets and Other long-term assets:
Total contract assets (1)	$40.0	$35.3
(1) No allowance for doubtful accounts was recorded for contract assets as of September 30, 2021 or December 31, 2020.
8. DEBT
Debt consisted of the following (in millions):

	September 30, 2021	December 31, 2020
4.00% Senior Notes due August 15, 2028	$550.0	$550.0
Acquisition Line	53.8	47.8
Other Debt:
Real estate related	598.1	619.8
Finance leases	126.6	124.8
Other	13.9	20.0
Total other debt	738.6	764.6
Total debt	1,342.4	1,362.4
Less: unamortized debt issuance costs	8.5	11.0
Less: current maturities	57.6	56.7
Total long-term debt	$1,276.3	$1,294.7
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 9. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of September 30, 2021, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 9. Floorplan Notes Payable), totaled $53.8 million. The average interest rate on this facility was 1.05% during the three months ended September 30, 2021.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of September 30, 2021, borrowings outstanding under these facilities totaled $598.1 million, gross of debt issuance costs, comprised of $505.2 million in the U.S. and $92.8 million in the U.K.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
New 4.00% Senior Notes
On October 21, 2021, the Company issued an additional $200.0 million aggregate principal amount of its 4.00% Senior Notes due 2028 (the “New Notes”) for net proceeds of approximately $199.7 million. The New Notes will have identical terms as the initial 4.00% Senior Notes issued on August 17, 2020, and will be treated as a single class of securities.
Bridge Facility
In connection with entering into the Purchase Agreement, the Company entered into a commitment letter, dated September 12, 2021 (the “Commitment Letter”), with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which, among other things, Wells Fargo has committed to provide a portion of the debt financing for the Prime Acquisition, consisting of a $250.0 million unsecured bridge loan (the “Bridge Facility”), on the terms and subject to the conditions set forth in the Commitment Letter. Although Wells Fargo has committed to fund up to $250.0 million under the Bridge Facility, the Company anticipates utilizing only a portion of such commitment to finance the Prime Acquisition. The Bridge Facility is subject to mandatory prepayment at 100% of the outstanding principal amount thereof with the net proceeds from the issuance of any debt securities of the Company and upon other specified events. The obligation of Wells Fargo to provide this debt financing is subject to a number of customary conditions, including, without limitation, execution and delivery of certain definitive documentation.
9. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	September 30, 2021	December 31, 2020
Revolving Credit Facility — floorplan notes payable	$372.0	$901.6
Revolving Credit Facility — floorplan notes payable offset account	(331.2)	(160.4)
Revolving Credit Facility — floorplan notes payable, net	40.9	741.2
Other non-manufacturer facilities	42.9	26.4
Floorplan notes payable — credit facility and other, net	$83.8	$767.6

FMCC Facility	$29.6	$111.2
FMCC Facility offset account	(3.5)	(16.0)
FMCC Facility, net	26.1	95.2
Other manufacturer affiliate facilities	208.1	232.3
Floorplan notes payable — manufacturer affiliates, net	$234.2	$327.5
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $1.75 billion revolving syndicated credit arrangement with 22 participating financial institutions that matures on June 27, 2024 (“Revolving Credit Facility”). The Revolving Credit Facility consists of two tranches: (i) a $1.70 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) a $349.0 million maximum capacity and $50.0 million minimum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Condensed Consolidated Balance Sheets — refer to Note 8. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $1.75 billion commitment, subject to the aforementioned limits. The Acquisition Line includes a $100.0 million sub-limit for letters of credit. As of September 30, 2021 and December 31, 2020, the Company had $12.6 million and $17.8 million, respectively, in outstanding letters of credit.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The U.S. Floorplan Line bears interest at rates equal to LIBOR plus 110 basis points for new vehicle inventory and LIBOR plus 140 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 1.17% as of September 30, 2021, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at LIBOR or a LIBOR equivalent plus 100 to 200 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company had $2.8 million and $3.6 million of related unamortized debt issuance costs as of September 30, 2021 and December 31, 2020, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). This facility bears interest at the higher of the actual U.S. Prime rate or a Prime floor of 4.00%, plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.50% before considering the applicable incentives as of September 30, 2021.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S., the U.K. and Brazil with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of September 30, 2021, borrowings outstanding under these facilities totaled $208.1 million, comprised of $77.6 million in the U.S., with annual interest rates ranging from less than 1% to approximately 5%, $114.5 million in the U.K., with annual interest rates ranging from approximately 1% to 4%, and $16.0 million in Brazil, with annual interest rates ranging from approximately 6% to 12%.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line and FMCC Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
10. CASH FLOW INFORMATION
Non-Cash Activities
The accrual for capital expenditures increased $2.1 million and decreased $1.0 million during the nine months ended September 30, 2021 and 2020, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $61.5 million and $77.7 million for the nine months ended September 30, 2021 and 2020, respectively. Refer to Note 6. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
Cash paid for income taxes, net of refunds, was $102.6 million and $26.2 million for the nine months ended September 30, 2021 and 2020, respectively.
11. COMMITMENTS AND CONTINGENCIES
From time to time, the Company’s dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, claims involving the manufacturers of automobiles, contractual disputes and other matters arising in the ordinary course of business. The Company may be involved in legal proceedings or suffer losses that could have a material adverse effect on the Company’s results of operations, financial condition or cash flows. In the normal course of business, the Company is required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles that the Company sells and services have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge the Company back for amounts determined to be invalid payments under the manufacturers’ programs, subject to the Company’s right to appeal any such decision.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Legal Proceedings
As of September 30, 2021, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Matters
From time to time, the Company sells its dealerships to third parties. In those instances where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $25.4 million as of September 30, 2021. In certain instances, the Company obtains collateral support for the rental obligations that the Company remains obligated for upon sale of a dealership to a lessee. Total associated letters of credit issued on behalf of the lessee where the Company is the beneficiary was $4.3 million as of September 30, 2021.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of Accumulated other comprehensive income (loss) were as follows (in millions):

	Nine Months Ended September 30, 2021
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2020	$(151.6)	$(32.5)	$(184.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(6.7)	21.0	14.4
Tax effect	—	(4.9)	(4.9)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	5.0	5.0
Other interest expense, net (pre-tax)	—	2.9	2.9
Reclassification related to de-designated interest rate swaps (pre-tax)	—	3.1	3.1
Benefit for income taxes	—	(2.6)	(2.6)
Net current period other comprehensive income (loss)	(6.7)	24.5	17.9
Balance, September 30, 2021	$(158.2)	$(7.9)	$(166.1)

	Nine Months Ended September 30, 2020
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2019	$(142.9)	$(4.1)	$(147.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(24.4)	(51.3)	(75.6)
Tax effect	—	10.9	10.9
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	5.3	5.3
Other interest expense (pre-tax)	—	1.7	1.7
Realized loss on interest rate swap termination (pre-tax)	—	0.1	0.1
Benefit for income taxes	—	(1.7)	(1.7)
Net current period other comprehensive loss	(24.4)	(35.0)	(59.3)
Balance, September 30, 2020	$(167.2)	$(39.1)	$(206.3)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021 (the “2020 Form 10-K”).
Unless the context requires otherwise, references to “we,” “us” and “our” are intended to mean the business and operations of Group 1 Automotive, Inc. and its subsidiaries.
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements may appear throughout this report. This information includes statements regarding our strategy, plans, projections, goals or current expectations with respect to, among other things:
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
•business trends in the retail automotive industry, including the level of manufacturer incentives, new and used vehicle retail sales volume, pricing and margins, online vehicle purchases, acceptance of electric and autonomous vehicles, customer demand, interest rates and changes in industry-wide or manufacturer specific inventory levels;
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

•uncertainty regarding the length of time it will take for the U.S. and the rest of the world to slow the spread of the COVID-19 virus, the actions to be taken by governments to contain and combat the pandemic and the timing, pace and extent of an economic recovery in the U.S. and elsewhere, which in turn will likely affect demand and availability for our vehicles, parts and services;
•future deterioration in the economic environment, including consumer confidence, consumer preferences, interest rates, inflation, the prices of oil and gasoline, the level of manufacturer incentives, the implementation of international and domestic trade tariffs and the availability of consumer credit may affect the demand and availability for new and used vehicles, replacement parts, maintenance and repair services and F&I products;
•adverse domestic and international developments such as war, terrorism, political conflicts, social protests or other hostilities may adversely affect the demand and availability for our products and services;
• uncertainty of the potential impact of Brexit on the overall U.K. economy and, more specifically, the potential adverse effect on retail automotive industry sales could have a material adverse effect on our revenues and business operations;
•the existing and future regulatory environment, climate control legislation, changes to U.S. federal, U.S. state, U.K. or Brazil tax laws, rates and regulations and unexpected litigation or adverse legislation, including changes in U.S. state franchise laws, may impose additional costs on us or otherwise adversely affect us;
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
•foreign currency exchange controls and currency fluctuations;
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
•failure to consummate proposed transactions in a timely manner;
•failure of the closing conditions in the Purchase Agreement, as defined therein, to be satisfied in a timely manner; and
•advancements in vehicle technology and changes in vehicle ownership models/consumer preferences.
For additional information regarding known material factors that could cause our actual results to differ from our projected results, refer to Item 1A. Risk Factors in our 2020 Form 10-K and this Form 10-Q, as well as Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk of the Form 10-Q.
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
As of September 30, 2021, our retail network consisted of 117 dealerships in the U.S., 55 dealerships in the U.K. and 16 dealerships in Brazil. Our operations are primarily located in major metropolitan areas in 15 states in the U.S., 35 towns in the U.K. and three states in Brazil.
Long-Term Strategy
Our business strategy focuses on improving the performance of our existing dealerships and enhancing our dealership portfolio through strategic acquisitions and dispositions to achieve growth, capture market share and maximize the investment return to our stockholders. We constantly evaluate opportunities to improve the overall profitability of our dealerships. We believe that as of September 30, 2021, we have sufficient financial resources to support additional acquisitions. Further, we intend to continue to critically evaluate our return on invested capital in our current dealership portfolio for disposition opportunities.
For 2021, our priorities include:
•growing our company through acquisitions;
•improving and growing sales penetration in our digital retailing platform, AcceleRide®;
•continuing to grow our parts and service gross profit through numerous initiatives;
•increasing our market share in the highly fragmented used vehicle business;
•continuing to leverage our SG&A as a percentage of gross profit;
•focusing on the retention and training of our talented dealership employees; and
•securing additional vehicle inventory.
Strategic Acquisitions and Dispositions
We will continue to focus on opportunities to enhance our current dealership portfolio through strategic acquisitions and improving or disposing of underperforming dealerships. We believe that substantial opportunities for growth through acquisitions remain in our industry. Acquisitions in our existing markets capitalize on economies of scale and cost savings opportunities in areas such as used vehicle sourcing, advertising, purchasing, data processing and personnel utilization, thereby increasing operating efficiency.

We evaluate all brands and geographies to expand our brand, product and service offerings in our existing markets or expand into growing geographic areas we currently do not serve. We seek to acquire dealerships where we have strategic opportunities that represent growing brands in growth markets.
During the first quarter of 2021, we acquired two Toyota dealerships in the U.S. In July 2021, we acquired seven dealerships in the U.K. The expected aggregate annualized revenues, estimated at the time of acquisition, for both the U.S. and U.K. acquisitions, were $420.0 million. On September 13, 2021, we entered into a Purchase Agreement (the “Purchase Agreement”) to purchase substantially all the assets, including real estate, of Prime Automotive Group (the “Seller”), headquartered in Westwood, Massachusetts (the “Prime Acquisition”). We expect to pay a purchase price of approximately $880 million, excluding repayment of sellers’ floorplan notes payable, subject to customary adjustments described in the Purchase Agreement (the “Purchase Price”) and appropriate reduction for any exercise of customary manufacturer rights of first refusal. The Purchase Price is expected to be financed through a combination of cash, available lines of credit and debt financing. The operating assets expected to be acquired include 30 dealerships representing 43 additional franchises and three collision centers in the Northeastern U.S. In 2020, the corresponding Prime dealerships generated $1.8 billion in annual revenues.
At the closing of the Prime Acquisition, $45.0 million of the Purchase Price will be deposited into escrow as a contingent reserve to be used, if necessary, to compensate us for any post-closing indemnifiable losses pursuant to the terms of the Purchase Agreement, with 50% of the escrowed amount to be released to the Prime Sellers 12 months after the closing of the Prime Acquisition and the remainder to be released to the Prime Sellers 24 months after the closing of the Prime Acquisition, subject to pending and realized claims, if any.
The Prime Acquisition is expected to close in November 2021(such day, the “Closing Date”), provided that the closing conditions are satisfied or waived. During such time, we will pay the entire Purchase Price; however, any dealerships and assets related to dealerships with respect to which manufacturer approvals have not been obtained (collectively, the “Delayed Dealerships”) will not be transferred to us until such time as such approvals have been received from the relevant manufacturers and such Delayed Dealerships will be operated for the benefit of us by the Seller Parties during the interim period. From the 105th day after the Closing Date (such day, the “Exclusion Date”) until up to (i) 180 days following the Exclusion Date or (ii) 24 months following the Closing Date, if Group 1 has requested that the relevant Selling Party take action against a manufacturer to obtain approval, such Selling Party will cooperate in the sale of any Delayed Dealerships to third parties. Any net proceeds from any such sale would be for the benefit of us. The relevant Selling Party will be under no obligation to refund us for any difference between the purchase price paid by us and such net proceeds, and we will not be required to turn over any gain realized as a result of such third party sale. Any Delayed Dealerships not sold to a third party are conveyed to us and, to the extent any assets cannot be acquired by us without manufacturer approval, such assets will be sold by us at our sole expense.
In October 2021, we acquired three dealerships in the U.S, which we expect to generate approximately $235.0 million in annualized revenues. Refer to Note 3. Acquisitions and Dispositions within our Notes to Condensed Consolidated Financial Statements for further discussion.
Digital Initiatives to Enhance the Customer Experience
Our omnichannel platforms focus on ensuring that we can do business with our customers where and when they want to do business. Our online retail platform, AcceleRide®, which was deployed to all of our U.S. dealerships in 2019, allows a customer to complete a vehicle transaction entirely online or start the sales process online and complete the transaction at one of our dealerships. The customer also has the ability to apply for financing and review and select F&I products as part of the online process. During the three months ended September 30, 2021, U.S. total online retail unit sales increased 67.8% compared to the same period in 2020. We also completed the roll out of AcceleRide® to our U.K. dealerships in the first quarter of 2021. Our parts and service digital efforts focus on our online customer scheduling appointment system. We have seen continued growth in the percentage of appointments scheduled online over the past few years as we have continued to enhance this tool. We have also focused on improved interaction with our parts and service customers by offering preferred communication options via dealership apps, phone, text or email and online payment options. We are capitalizing on technology advances in robotic process automation and artificial intelligence to improve our marketing, call center and back office efficiency.

Parts and Service Growth
We remain focused on sustained growth in our higher margin parts and service operations which continue to hinge on the retention and hiring of skilled service technicians and advisors. Our U.S. service operations utilize a four-day work week for service technicians and advisors which allows us to expand our hours of operations during the week. This change has resulted in increased service technician and advisor retention, thereby expanding our service capacity without investing additional capital in facilities. Our online service appointment platform and centralized call centers have improved the customer experience. We seek to increase the retention of our customers through more convenient service hours, training of our service advisors, selling service contracts with vehicles sales and customer relationship management software that allows us to provide targeted marketing to our customers. The increasing complexity of vehicles, especially in the area of electronics and technological advancements, is making it increasingly difficult for independent repair shops to maintain the expertise and technology to work on these vehicles and provides us the opportunity to increase our market share well into the future.
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
Diversity, Equity and Inclusion (“DEI”)
In 2021, we established a DEI council that is chaired by our Chief Diversity Officer. The council’s mission is to foster a diverse and inclusive culture where employees of all backgrounds are respected, valued and developed. We enhance employee engagement in the areas of diversity, equity and inclusion by offering innovative training, recruitment and career path development where a sense of belonging is apparent throughout the organization. The council has four primary areas of focus: Workforce, Workplace, Community Involvement and Women’s Initiative. The council consists of a diverse group of employees providing representation across the organization. Each area has an employee chairperson as well as an executive sponsor. In addition, employees participate in on-going diversity and inclusion training programs which were developed for us.
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

Additionally, our manufacturers’ production is currently at reduced levels as a result of global semiconductor chip shortages, which is impacting our new vehicle sales and inventory levels in all our markets. The increased demand for new vehicles and reduced production levels have significantly reduced our new vehicle inventory levels. Our new vehicle days’ supply of inventory was approximately 14 days for the quarter ended September 30, 2021, as compared to 52 days for the quarter ended December 31, 2020, and 41 days for the quarter ended September 30, 2020. Refer to Item 1A. Risk Factors of this Form 10-Q for additional discussion regarding the impact of the decrease in inventory.
Critical Accounting Policies and Accounting Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. For additional discussion of our critical accounting policies and accounting estimates, please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K.
Results of Operations
The “same store” amounts presented below include the results of dealerships and corporate headquarters for the identical months in each period presented in comparison, commencing with the first full month in which the dealership was owned by us and, in the case of dispositions, ending with the last full month it was owned by us. For example, the results for a dealership acquired on August 15, 2020, will appear in our same store comparison beginning in 2021 for the period September 2021 through December 2021, when comparing to September 2020 through December 2020 results. If we disposed of a store on August 15, 2020, the results from this store would be excluded from same store results beginning in August 2020 as July 2020 was the last full month the dealership was owned by us. Same store results provide a measurement of our ability to grow revenues and profitability of our existing stores and also provide a metric for peer group comparisons. For these reasons, same store results allows management to manage and monitor the performance of the business and is also useful to investors.
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

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended September 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,576.2	$1,580.7	$(4.5)	(0.3)%	$21.4	(1.6)%
Used vehicle retail sales	1,248.3	867.2	381.1	44.0%	21.4	41.5%
Used vehicle wholesale sales	109.4	86.7	22.7	26.2%	2.5	23.3%
Total used	1,357.7	953.9	403.8	42.3%	23.9	39.8%
Parts and service sales	427.6	375.6	52.0	13.8%	4.3	12.7%
F&I, net	147.7	129.5	18.2	14.1%	1.0	13.3%
Total revenues	$3,509.2	$3,039.6	$469.6	15.4%	$50.8	13.8%
Gross profit:
New vehicle retail sales	$167.7	$99.2	$68.4	69.0%	$1.5	67.4%
Used vehicle retail sales	98.6	71.1	27.5	38.6%	1.5	36.5%
Used vehicle wholesale sales	7.6	5.9	1.7	28.1%	0.3	23.4%
Total used	106.2	77.0	29.1	37.8%	1.8	35.5%
Parts and service sales	231.7	206.2	25.5	12.3%	2.6	11.1%
F&I, net	147.7	129.5	18.2	14.1%	1.0	13.3%
Total gross profit	$653.2	$512.0	$141.3	27.6%	$7.0	26.2%
Gross margin:
New vehicle retail sales	10.6%	6.3%	4.4%
Used vehicle retail sales	7.9%	8.2%	(0.3)%
Used vehicle wholesale sales	7.0%	6.9%	0.1%
Total used	7.8%	8.1%	(0.3)%
Parts and service sales	54.2%	54.9%	(0.7)%
Total gross margin	18.6%	16.8%	1.8%
Units sold:
Retail new vehicles sold	35,126	39,869	(4,743)	(11.9)%
Retail used vehicles sold	43,240	38,347	4,893	12.8%
Wholesale used vehicles sold	11,261	11,581	(320)	(2.8)%
Total used	54,501	49,928	4,573	9.2%
Average sales price per unit sold:
New vehicle retail	$44,872	$39,647	$5,226	13.2%	$609	11.6%
Used vehicle retail	$28,870	$22,614	$6,256	27.7%	$494	25.5%
Gross profit per unit sold:
New vehicle retail sales	$4,773	$2,489	$2,285	91.8%	$43	90.1%
Used vehicle retail sales	$2,279	$1,854	$425	23.0%	$36	21.0%
Used vehicle wholesale sales	$676	$513	$163	31.7%	$25	26.9%
Total used	$1,948	$1,543	$405	26.3%	$33	24.1%
F&I PRU	$1,885	$1,655	$229	13.9%	$13	13.1%
Other:
SG&A expenses	$385.1	$305.8	$79.3	25.9%	$4.5	24.5%
SG&A as % gross profit	59.0%	59.7%	(0.8)%
Floorplan expense:
Floorplan interest expense	$4.8	$8.1	$(3.3)	(40.9)%	$0.1	(42.4)%
Less: floorplan assistance (1)	12.2	12.7	(0.5)	(4.0)%	—	(4.0)%
Net floorplan expense	$(7.4)	$(4.6)	$(2.8)		$0.1
(1) Floorplan assistance is included within New vehicle retail sales Gross profit above and New vehicle retail sales Cost of sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended September 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,530.1	$1,565.4	$(35.3)	(2.3)%	$19.5	(3.5)%
Used vehicle retail sales	1,199.9	857.6	342.3	39.9%	18.8	37.7%
Used vehicle wholesale sales	105.0	85.5	19.5	22.8%	2.3	20.1%
Total used	1,304.9	943.1	361.8	38.4%	21.1	36.1%
Parts and service sales	416.6	368.8	47.8	13.0%	3.9	11.9%
F&I, net	145.1	128.1	17.0	13.3%	1.0	12.5%
Total revenues	$3,396.7	$3,005.4	$391.2	13.0%	$45.5	11.5%
Gross profit:
New vehicle retail sales	$163.8	$98.3	$65.4	66.6%	$1.4	65.1%
Used vehicle retail sales	94.6	70.5	24.1	34.2%	1.4	32.2%
Used vehicle wholesale sales	7.3	5.9	1.4	23.3%	0.3	18.8%
Total used	101.8	76.4	25.5	33.3%	1.7	31.2%
Parts and service sales	225.1	202.3	22.7	11.2%	2.3	10.1%
F&I, net	145.1	128.1	17.0	13.3%	1.0	12.5%
Total gross profit	$635.8	$505.1	$130.6	25.9%	$6.3	24.6%
Gross margin:
New vehicle retail sales	10.7%	6.3%	4.4%
Used vehicle retail sales	7.9%	8.2%	(0.3)%
Used vehicle wholesale sales	6.9%	6.9%	—%
Total used	7.8%	8.1%	(0.3)%
Parts and service sales	54.0%	54.9%	(0.8)%
Total gross margin	18.7%	16.8%	1.9%
Units sold:
Retail new vehicles sold	33,795	39,431	(5,636)	(14.3)%
Retail used vehicles sold	41,219	37,819	3,400	9.0%
Wholesale used vehicles sold	10,581	11,415	(834)	(7.3)%
Total used	51,800	49,234	2,566	5.2%
Average sales price per unit sold:
New vehicle retail	$45,275	$39,700	$5,575	14.0%	$578	12.6%
Used vehicle retail	$29,110	$22,676	$6,433	28.4%	$455	26.4%
Gross profit per unit sold:
New vehicle retail sales	$4,846	$2,493	$2,352	94.3%	$41	92.7%
Used vehicle retail sales	$2,294	$1,863	$431	23.1%	$34	21.3%
Used vehicle wholesale sales	$687	$516	$171	33.1%	$25	28.1%
Total used	$1,966	$1,551	$415	26.7%	$32	24.7%
F&I PRU	$1,934	$1,658	$276	16.6%	$13	15.9%
Other:
SG&A expenses	$372.2	$300.7	$71.5	23.8%	$3.9	22.5%
SG&A as % gross profit	58.5%	59.5%	(1.0)%

Reported Operating Data — Consolidated
(In millions, except unit data)

	Nine Months Ended September 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$4,974.9	$3,985.5	$989.3	24.8%	$57.2	23.4%
Used vehicle retail sales	3,342.7	2,287.4	1,055.3	46.1%	58.3	43.6%
Used vehicle wholesale sales	286.0	221.9	64.1	28.9%	6.9	25.8%
Total used	3,628.7	2,509.3	1,119.4	44.6%	65.2	42.0%
Parts and service sales	1,180.4	1,028.2	152.2	14.8%	10.8	13.7%
F&I, net	435.7	338.7	97.1	28.7%	2.9	27.8%
Total revenues	$10,219.7	$7,861.7	$2,358.0	30.0%	$136.9	28.3%
Gross profit:
New vehicle retail sales	$432.0	$225.8	$206.2	91.3%	$3.4	89.8%
Used vehicle retail sales	267.3	159.5	107.8	67.6%	3.7	65.2%
Used vehicle wholesale sales	20.7	9.0	11.7	130.3%	0.4	125.4%
Total used	287.9	168.5	119.5	70.9%	4.2	68.4%
Parts and service sales	649.5	554.2	95.2	17.2%	6.8	15.9%
F&I, net	435.7	338.7	97.1	28.7%	2.9	27.8%
Total gross profit	$1,805.1	$1,287.2	$517.9	40.2%	$17.3	38.9%
Gross margin:
New vehicle retail sales	8.7%	5.7%	3.0%
Used vehicle retail sales	8.0%	7.0%	1.0%
Used vehicle wholesale sales	7.2%	4.0%	3.2%
Total used	7.9%	6.7%	1.2%
Parts and service sales	55.0%	53.9%	1.1%
Total gross margin	17.7%	16.4%	1.3%
Units sold:
Retail new vehicles sold	114,882	101,701	13,181	13.0%
Retail used vehicles sold	126,301	105,665	20,636	19.5%
Wholesale used vehicles sold	32,038	30,970	1,068	3.4%
Total used	158,339	136,635	21,704	15.9%
Average sales price per unit sold:
New vehicle retail	$43,304	$39,189	$4,115	10.5%	$498	9.2%
Used vehicle retail	$26,466	$21,648	$4,818	22.3%	$462	20.1%
Gross profit per unit sold:
New vehicle retail sales	$3,760	$2,220	$1,540	69.3%	$29	68.0%
Used vehicle retail sales	$2,116	$1,510	$607	40.2%	$29	38.2%
Used vehicle wholesale sales	$645	$290	$355	122.6%	$14	117.9%
Total used	$1,819	$1,233	$585	47.5%	$26	45.3%
F&I PRU	$1,807	$1,633	$174	10.6%	$12	9.9%
Other:
SG&A expenses	$1,080.3	$870.9	$209.3	24.0%	$11.7	22.7%
SG&A as % gross profit	59.8%	67.7%	(7.8)%
Floorplan expense:
Floorplan interest expense	$21.2	$31.1	$(9.9)	(32.0)%	$0.3	(33.1)%
Less: floorplan assistance (1)	40.6	33.0	7.6	22.9%	—	22.9%
Net floorplan expense	$(19.5)	$(1.9)	$(17.5)		$0.3
(1) Floorplan assistance is included within New vehicle retail sales Gross profit above and New vehicle retail sales Cost of sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Nine Months Ended September 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$4,910.5	$3,947.3	$963.2	24.4%	$55.0	23.0%
Used vehicle retail sales	3,286.3	2,260.6	1,025.7	45.4%	55.4	42.9%
Used vehicle wholesale sales	281.0	219.3	61.7	28.1%	6.6	25.1%
Total used	3,567.3	2,479.9	1,087.4	43.8%	62.0	41.3%
Parts and service sales	1,160.2	1,011.4	148.8	14.7%	9.9	13.7%
F&I, net	432.0	335.1	96.9	28.9%	2.8	28.1%
Total revenues	$10,070.0	$7,773.7	$2,296.3	29.5%	$130.5	27.9%
Gross profit:
New vehicle retail sales	$426.5	$223.5	$202.9	90.8%	$3.2	89.3%
Used vehicle retail sales	262.0	158.1	103.9	65.7%	3.6	63.4%
Used vehicle wholesale sales	20.2	8.9	11.3	126.8%	0.4	122.0%
Total used	282.2	167.0	115.2	68.9%	4.0	66.6%
Parts and service sales	638.0	545.1	92.9	17.0%	6.4	15.9%
F&I, net	432.0	335.1	96.9	28.9%	2.8	28.1%
Total gross profit	$1,778.7	$1,270.8	$507.9	40.0%	$16.4	38.7%
Gross margin:
New vehicle retail sales	8.7%	5.7%	3.0%
Used vehicle retail sales	8.0%	7.0%	1.0%
Used vehicle wholesale sales	7.2%	4.1%	3.1%
Total used	7.9%	6.7%	1.2%
Parts and service sales	55.0%	53.9%	1.1%
Total gross margin	17.7%	16.3%	1.3%
Units sold:
Retail new vehicles sold	113,055	100,629	12,426	12.3%
Retail used vehicles sold	123,905	104,166	19,739	18.9%
Wholesale used vehicles sold	31,226	30,553	673	2.2%
Total used	155,131	134,719	20,412	15.2%
Average sales price per unit sold:
New vehicle retail	$43,434	$39,226	$4,208	10.7%	$486	9.5%
Used vehicle retail	$26,523	$21,702	$4,821	22.2%	$447	20.2%
Gross profit per unit sold:
New vehicle retail sales	$3,772	$2,221	$1,551	69.8%	$28	68.5%
Used vehicle retail sales	$2,115	$1,518	$596	39.3%	$29	37.4%
Used vehicle wholesale sales	$647	$291	$355	121.9%	$14	117.2%
Total used	$1,819	$1,240	$579	46.7%	$26	44.6%
F&I PRU	$1,823	$1,636	$187	11.4%	$12	10.7%
Other:
SG&A expenses	$1,061.8	$856.1	$205.7	24.0%	$10.9	22.8%
SG&A as % gross profit	59.7%	67.4%	(7.7)%

Reported Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended September 30,
	2021	2020	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,208.5	$1,172.2	$36.3	3.1%
Used vehicle retail sales	902.3	608.2	294.1	48.4%
Used vehicle wholesale sales	68.0	44.8	23.2	51.8%
Total used	970.3	653.0	317.4	48.6%
Parts and service sales	353.1	306.4	46.7	15.3%
F&I, net	130.5	113.0	17.4	15.4%
Total revenues	$2,662.4	$2,244.6	$417.8	18.6%
Gross profit:
New vehicle retail sales	$140.0	$79.8	$60.2	75.5%
Used vehicle retail sales	73.1	52.8	20.2	38.3%
Used vehicle wholesale sales	3.2	3.7	(0.5)	(13.6)%
Total used	76.3	56.6	19.7	34.9%
Parts and service sales	188.2	166.3	21.9	13.2%
F&I, net	130.5	113.0	17.4	15.4%
Total gross profit	$535.0	$415.7	$119.3	28.7%
Gross margin:
New vehicle retail sales	11.6%	6.8%	4.8%
Used vehicle retail sales	8.1%	8.7%	(0.6)%
Used vehicle wholesale sales	4.8%	8.3%	(3.6)%
Total used	7.9%	8.7%	(0.8)%
Parts and service sales	53.3%	54.3%	(1.0)%
Total gross margin	20.1%	18.5%	1.6%
Units sold:
Retail new vehicles sold	25,984	27,980	(1,996)	(7.1)%
Retail used vehicles sold	31,704	27,694	4,010	14.5%
Wholesale used vehicles sold	6,758	6,195	563	9.1%
Total used	38,462	33,889	4,573	13.5%
Average sales price per unit sold:
New vehicle retail	$46,510	$41,895	$4,614	11.0%
Used vehicle retail	$28,461	$21,961	$6,500	29.6%
Gross profit per unit sold:
New vehicle retail sales	$5,388	$2,852	$2,536	88.9%
Used vehicle retail sales	$2,305	$1,908	$397	20.8%
Used vehicle wholesale sales	$478	$603	$(125)	(20.8)%
Total used	$1,984	$1,669	$315	18.9%
F&I PRU	$2,261	$2,030	$231	11.4%
Other:
SG&A expenses	$308.7	$245.2	$63.5	25.9%
SG&A as % gross profit	57.7%	59.0%	(1.3)%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended September 30,
	2021	2020	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,191.1	$1,158.8	$32.3	2.8%
Used vehicle retail sales	894.3	600.7	293.6	48.9%
Used vehicle wholesale sales	67.2	43.8	23.5	53.7%
Total used	961.5	644.4	317.1	49.2%
Parts and service sales	349.6	302.8	46.8	15.5%
F&I, net	129.0	111.8	17.3	15.5%
Total revenues	$2,631.3	$2,217.8	$413.5	18.6%
Gross profit:
New vehicle retail sales	$138.0	$79.0	$59.1	74.8%
Used vehicle retail sales	71.5	52.4	19.2	36.6%
Used vehicle wholesale sales	3.0	3.7	(0.7)	(18.8)%
Total used	74.5	56.1	18.5	33.0%
Parts and service sales	186.0	164.0	21.9	13.4%
F&I, net	129.0	111.8	17.3	15.5%
Total gross profit	$527.6	$410.8	$116.7	28.4%
Gross margin:
New vehicle retail sales	11.6%	6.8%	4.8%
Used vehicle retail sales	8.0%	8.7%	(0.7)%
Used vehicle wholesale sales	4.5%	8.4%	(4.0)%
Total used	7.8%	8.7%	(0.9)%
Parts and service sales	53.2%	54.2%	(1.0)%
Total gross margin	20.0%	18.5%	1.5%
Units sold:
Retail new vehicles sold	25,522	27,626	(2,104)	(7.6)%
Retail used vehicles sold	31,366	27,299	4,067	14.9%
Wholesale used vehicles sold	6,611	6,076	535	8.8%
Total used	37,977	33,375	4,602	13.8%
Average sales price per unit sold:
New vehicle retail	$46,670	$41,947	$4,723	11.3%
Used vehicle retail	$28,512	$22,003	$6,509	29.6%
Gross profit per unit sold:
New vehicle retail sales	$5,409	$2,858	$2,551	89.2%
Used vehicle retail sales	$2,280	$1,918	$362	18.9%
Used vehicle wholesale sales	$454	$608	$(154)	(25.4)%
Total used	$1,962	$1,679	$283	16.8%
F&I PRU	$2,268	$2,035	$234	11.5%
Other:
SG&A expenses	$304.5	$241.6	$62.9	26.0%
SG&A as % gross profit	57.7%	58.8%	(1.1)%

The following discussion of our U.S. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. During 2020, our U.S. dealership operations were impacted by reduced demand caused by the COVID-19 pandemic and the restrictions put in place by local governments to contain the virus.
Revenues
Total revenues in the U.S. during the three months ended September 30, 2021, increased $417.8 million, or 18.6%, as compared to the same period in 2020. Total same store revenues in the U.S. during the three months ended September 30, 2021, increased $413.5 million, or 18.6%, driven by increases in all of our revenue streams. The increase of 2.8% in new vehicle retail same store sales was driven by an 11.3% increase in the average new vehicle retail same store sales price, partially offset by a 7.6% decrease in new vehicle retail same store unit sales reflecting increased demand at our dealerships and lower vehicle inventory supply as a result of the OEMs producing and delivering fewer vehicles to dealerships due to a global semiconductor chip shortage. At September 30, 2021, our U.S. new vehicle inventory supply was 11 days’ which was 41 days lower than the same period in 2020 and 37 days lower than December 31, 2020 days’ supply of 48. Used vehicle retail same store sales increased 48.9%, driven by a 29.6% increase in average used vehicle same store sales price, coupled with a 14.9% increase in used vehicle retail same store unit sales. The increase reflects strong consumer demand coupled with our ability to hold used vehicle days’ supply relatively constant by sourcing more inventory through direct purchases from vehicle owners rather than through public auctions. New and used vehicle retail same store revenues also benefited from a 67.8% increase in sales from our online digital platform, AcceleRide®, during the three months ended September 30, 2021 as compared to the same period in 2020. Used vehicle wholesale same store sales increased 53.7%, driven by a 41.2% increase in average used vehicle wholesale same store sales price, coupled with an 8.8% increase in used vehicle wholesale same store units. The increase in our same store average used vehicle wholesale sales price was the result of a 23.1% increase in average used vehicle market prices in 2021, as compared to the same period in 2020, as reflected in the Manheim Index. Parts and service same store revenues increased 15.5%, for the quarter ended September 30, 2021, as compared to the same period in 2020, driven by a 19.4% increase in customer pay revenues, a 25.7% increase in wholesale revenues and a 30.4% increase in collision revenues; partially offset by a 12.9% decline in warranty revenues. F&I same store revenues increased 15.5% driven primarily by improved penetration rates on VSCs and many of our other insurance product offerings, higher income per contract on our retail finance fees and an increase in our total retail same store unit sales. These increases were partially offset by an increase in our overall chargeback experience.
Gross Profit
Total gross profit in the U.S. during the three months ended September 30, 2021, increased $119.3 million, or 28.7%, as compared to the same period in 2020. Total same store gross profit in the U.S. during the three months ended September 30, 2021, increased $116.7 million, or 28.4%, as compared to the same period in 2020, driven by increases in all of our operations with the exception of used vehicle wholesale same store gross profit. New vehicle retail same store gross profit increased 74.8%, reflecting an 89.2% increase in new vehicle retail same store gross profit per unit sold, partially offset by a 7.6% decrease in new vehicle retail same store unit sales. The increase in new vehicle retail same store gross profit per unit sold reflects strong consumer demand coupled with inventory supply constraints. Used vehicle retail same store gross profit increased 36.6%, driven by an increase of 18.9% in used vehicle retail same store gross profit per unit sold, coupled with a 14.9% increase in used vehicle retail same store unit sales over the same period in 2020. The increase in used vehicle retail same store gross profit per unit sold reflects a combination of higher market prices and strong demand. Our used vehicle wholesale same store gross profit decreased 18.8%, driven by a 25.4% decrease in used vehicle wholesale same store gross profit per unit sold, partially offset by an increase in used vehicle same store wholesale units. The decrease in our used vehicle wholesale same store gross profit per unit sold stems from fluctuations in wholesale prices from month to month, as reflected in the Manheim Index, and the timing of when we acquire inventory and sell the vehicles at auction. Parts and service same store gross profit increased 13.4% for the quarter ended September 30, 2021, as compared to the same period in 2020, driven primarily by a 19.3% increase in our customer-pay gross profit. F&I same store gross profit increased 15.5%, driven by increases in revenue discussed above. Total same store gross margin increased 150 basis points, driven by higher new vehicle margins due to supply constraints.

SG&A Expenses
Our SG&A expenses consist primarily of personnel costs, including salaries, commissions and incentive-based compensation, as well as rent and facility costs, advertising and other expenses (which includes legal, professional fees and general corporate expenses). Total SG&A expenses in the U.S. during the three months ended September 30, 2021, increased $63.5 million, or 25.9%, as compared to the same period in 2020. Total same store SG&A expenses in the U.S. during the three months ended September 30, 2021, increased $62.9 million, or 26.0%, as compared to the same period in 2020, primarily driven by increased variable commission payments as a result of improvements in used vehicle sales volume and new vehicle margins and an increase in other variable expenses associated with the rise in business activity. Total same store SG&A expenses in the U.S. for the three months ended September 30, 2021, included $3.8 million in acquisition costs and $0.6 million of net costs associated with Hurricane Ida, partially offset by $3.7 million in gains related to favorable legal settlements. Total same store SG&A as a percent of gross profit decreased from 58.8% in the third quarter of 2020, to 57.7% for the same period of 2021, driven by productivity gains and higher new vehicle margins.

Reported Operating Data — U.S.
(In millions, except unit data)

	Nine Months Ended September 30,
	2021	2020	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$3,958.9	$3,076.3	$882.6	28.7%
Used vehicle retail sales	2,481.7	1,719.4	762.3	44.3%
Used vehicle wholesale sales	179.6	122.1	57.5	47.0%
Total used	2,661.3	1,841.5	819.8	44.5%
Parts and service sales	982.0	865.2	116.8	13.5%
F&I, net	389.4	300.2	89.2	29.7%
Total revenues	$7,991.6	$6,083.3	$1,908.4	31.4%
Gross profit:
New vehicle retail sales	$362.6	$183.6	$179.0	97.5%
Used vehicle retail sales	210.7	125.7	85.0	67.6%
Used vehicle wholesale sales	13.6	6.2	7.4	119.9%
Total used	224.3	131.9	92.4	70.0%
Parts and service sales	535.1	465.4	69.7	15.0%
F&I, net	389.4	300.2	89.2	29.7%
Total gross profit	$1,511.4	$1,081.1	$430.3	39.8%
Gross margin:
New vehicle retail sales	9.2%	6.0%	3.2%
Used vehicle retail sales	8.5%	7.3%	1.2%
Used vehicle wholesale sales	7.6%	5.0%	2.5%
Total used	8.4%	7.2%	1.3%
Parts and service sales	54.5%	53.8%	0.7%
Total gross margin	18.9%	17.8%	1.1%
Units sold:
Retail new vehicles sold	89,183	74,412	14,771	19.9%
Retail used vehicles sold	96,143	81,494	14,649	18.0%
Wholesale used vehicles sold	19,804	18,372	1,432	7.8%
Total used	115,947	99,866	16,081	16.1%
Average sales price per unit sold:
New vehicle retail	$44,391	$41,342	$3,049	7.4%
Used vehicle retail	$25,813	$21,099	$4,714	22.3%
Gross profit per unit sold:
New vehicle retail sales	$4,066	$2,467	$1,599	64.8%
Used vehicle retail sales	$2,192	$1,543	$649	42.1%
Used vehicle wholesale sales	$685	$336	$349	104.0%
Total used	$1,934	$1,321	$614	46.5%
F&I PRU	$2,101	$1,926	$176	9.1%
Other:
SG&A expenses	$883.0	$706.0	$177.0	25.1%
SG&A as % gross profit	58.4%	65.3%	(6.9)%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Nine Months Ended September 30,
	2021	2020	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$3,923.4	$3,042.0	$881.4	29.0%
Used vehicle retail sales	2,466.2	1,696.7	769.5	45.4%
Used vehicle wholesale sales	178.2	119.8	58.4	48.8%
Total used	2,644.4	1,816.5	827.9	45.6%
Parts and service sales	974.3	855.8	118.5	13.8%
F&I, net	386.9	297.0	89.9	30.3%
Total revenues	$7,929.1	$6,011.4	$1,917.7	31.9%
Gross profit:
New vehicle retail sales	$359.0	$181.5	$177.6	97.8%
Used vehicle retail sales	207.9	124.6	83.3	66.8%
Used vehicle wholesale sales	13.1	6.1	7.0	115.2%
Total used	221.1	130.7	90.3	69.1%
Parts and service sales	530.3	459.7	70.6	15.4%
F&I, net	386.9	297.0	89.9	30.3%
Total gross profit	$1,497.3	$1,068.9	$428.4	40.1%
Gross margin:
New vehicle retail sales	9.2%	6.0%	3.2%
Used vehicle retail sales	8.4%	7.3%	1.1%
Used vehicle wholesale sales	7.4%	5.1%	2.3%
Total used	8.4%	7.2%	1.2%
Parts and service sales	54.4%	53.7%	0.7%
Total gross margin	18.9%	17.8%	1.1%
Units sold:
Retail new vehicles sold	88,233	73,528	14,705	20.0%
Retail used vehicles sold	95,456	80,270	15,186	18.9%
Wholesale used vehicles sold	19,538	18,057	1,481	8.2%
Total used	114,994	98,327	16,667	17.0%
Average sales price per unit sold:
New vehicle retail	$44,467	$41,372	$3,094	7.5%
Used vehicle retail	$25,836	$21,138	$4,698	22.2%
Gross profit per unit sold:
New vehicle retail sales	$4,069	$2,468	$1,601	64.9%
Used vehicle retail sales	$2,178	$1,553	$625	40.3%
Used vehicle wholesale sales	$673	$338	$334	98.9%
Total used	$1,922	$1,330	$593	44.6%
F&I PRU	$2,106	$1,931	$175	9.1%
Other:
SG&A expenses	$875.9	$695.8	$180.2	25.9%
SG&A as % gross profit	58.5%	65.1%	(6.6)%

The following discussion of our U.S. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. During 2020, our U.S. dealership operations were impacted by reduced demand caused by the COVID-19 pandemic and the restrictions put in place by local governments to contain the virus.
Revenues
Total revenues in the U.S. during the nine months ended September 30, 2021, increased $1,908.4 million, or 31.4%, as compared to the same period in 2020. Total same store revenues in the U.S. during the nine months ended September 30, 2021, increased $1,917.7 million, or 31.9%, as compared to the same period in 2020, driven by increases in all of our revenue streams. The 29.0% increase in new vehicle retail same store sales was driven by a 20.0% increase in new vehicle retail same store unit sales, coupled with a 7.5% increase in average new vehicle retail same store sales price reflecting increased demand at our dealerships and lower vehicle inventory supply as a result of the OEMs producing and delivering fewer vehicles to dealerships due to a global semiconductor chip shortage. Used vehicle retail same store sales increased 45.4%, driven by a 22.2% increase in average used vehicle retail same store sales price coupled with an 18.9% increase in used vehicle retail same store unit sales, reflecting increased demand and our ability to maintain used vehicle inventory levels through sourcing more inventory from direct purchases from vehicle owners. New and used vehicle retail same store revenues also benefited from a 96.5% increase in sales from our online digital platform, AcceleRide®, during the nine months ended September 30, 2021 as compared to the same period in 2020. Used vehicle wholesale same store sales increased 48.8%, driven by a 35.7% increase in average used vehicle same store sales price coupled with an 8.2% increase in used vehicle wholesale same store units. The increase in our average used vehicle wholesale same store sales price was the result of a 28.4% increase in the average used vehicle market prices for the nine months ended September 30, 2021, as compared to the same period last year, as reflected in the Manheim Index. Parts and service same store revenues increased 13.8% for the nine months ended September 30, 2021, as compared to the same period in 2020, driven by a 17.2% increase in our customer pay revenues, a 21.1% increase in our wholesale revenue and an 18.6% increase in our collision revenues; partially offset by a 5.2% decline in our warranty revenues. F&I same store revenues increased 30.3% driven primarily by a 19.4% increase in same store total retail unit sales, coupled with higher income per contract on finance and many of our other insurance product offerings and higher penetration rates. These increases were partially offset by an increase in our overall chargeback experience.
Gross Profit
Total gross profit in the U.S. during the nine months ended September 30, 2021, increased $430.3 million, or 39.8%, as compared to the same period in 2020. Total same store gross profit in the U.S. during the nine months ended September 30, 2021, increased $428.4 million, or 40.1%, as compared to the same period in 2020, driven by increases in all of our operations. New vehicle retail same store gross profit increased 97.8%, driven by a 64.9% increase in new vehicle retail same store gross profit per unit sold, coupled with a 20.0% increase in new vehicle retail same store unit sales. The increase in new vehicle retail same store gross profit per unit sold reflects higher demand and inventory supply constraints as a result of the global semiconductor chip shortage. Used vehicle retail same store gross profit increased 66.8%, driven by a 40.3% increase in used vehicle retail same store gross profit per unit sold, coupled with an 18.9% increase in used vehicle retail same store unit sales. The increase in used vehicle retail same store gross profit per unit sold reflects a combination of higher market prices and strong demand. Used vehicle wholesale same store gross profit increased as industry supply shortages drove up auction prices as reflected in the Manheim Index. Parts and service same store gross profit increased 15.4%, primarily driven by the increase in our customer-pay business reflecting increased business activity. F&I same store gross profit increased 30.3%, driven by increases in revenue discussed above. Total same store gross margin increased 110 basis points, driven by higher new and used vehicle margins, reflecting vehicle supply constraints and higher parts and service margins, reflecting improvements in customer pay and an increase in internal work associated with higher vehicle sales volumes.
SG&A Expenses
Total SG&A expenses in the U.S. during the nine months ended September 30, 2021, increased $177.0 million, or 25.1%, as compared to the same period in 2020. Total same store SG&A expenses in the U.S. during the nine months ended September 30, 2021, increased $180.2 million, or 25.9%, as compared to the same period in 2020, primarily driven by increased variable commission payments as a result of improvements in sales volume and margins and an increase in other variable expenses associated with the rise in business activity. Total same store SG&A expenses in the U.S. for the nine months ended September 30, 2021, included $2.8 million in disaster pay and insurance deductible expense associated with the February winter storm in Texas and Hurricane Ida, coupled with $3.8 million in acquisition costs, partially offset by $4.7 million in gains related to favorable legal settlements. Total same store SG&A expenses in the U.S. in the nine months ended September 30, 2020, included $10.6 million in expense for an out of period adjustment related to stock compensation. Total same store SG&A as a percent of gross profit decreased from 65.1% for the nine months ended September 30, 2020, to 58.5% for the same period of 2021, driven by productivity gains and higher vehicle margins.

Reported Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended September 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$305.4	$376.6	$(71.2)	(18.9)%	$19.8	(24.2)%
Used vehicle retail sales	328.0	248.1	80.0	32.2%	20.9	23.8%
Used vehicle wholesale sales	38.1	39.5	(1.4)	(3.6)%	2.4	(9.8)%
Total used	366.1	287.6	78.5	27.3%	23.3	19.2%
Parts and service sales	63.4	61.3	2.1	3.4%	4.0	(3.2)%
F&I, net	15.6	15.4	0.2	1.4%	1.0	(5.1)%
Total revenues	$750.4	$740.8	$9.6	1.3%	$48.2	(5.2)%
Gross profit:
New vehicle retail sales	$21.5	$16.8	$4.7	27.9%	$1.4	19.7%
Used vehicle retail sales	23.9	17.2	6.7	39.0%	1.5	30.3%
Used vehicle wholesale sales	4.1	2.0	2.1	106.1%	0.3	92.7%
Total used	28.1	19.2	8.9	46.0%	1.8	36.8%
Parts and service sales	38.5	36.2	2.3	6.3%	2.5	(0.5)%
F&I, net	15.6	15.4	0.2	1.4%	1.0	(5.1)%
Total gross profit	$103.7	$87.6	$16.0	18.3%	$6.6	10.8%
Gross margin:
New vehicle retail sales	7.0%	4.5%	2.6%
Used vehicle retail sales	7.3%	6.9%	0.4%
Used vehicle wholesale sales	10.9%	5.1%	5.8%
Total used	7.7%	6.7%	1.0%
Parts and service sales	60.8%	59.1%	1.6%
Total gross margin	13.8%	11.8%	2.0%
Units sold:
Retail new vehicles sold	7,381	10,689	(3,308)	(30.9)%
Retail used vehicles sold	10,810	10,101	709	7.0%
Wholesale used vehicles sold	4,202	5,104	(902)	(17.7)%
Total used	15,012	15,205	(193)	(1.3)%
Average sales price per unit sold:
New vehicle retail	$41,370	$35,230	$6,140	17.4%	$2,677	9.8%
Used vehicle retail	$30,346	$24,561	$5,785	23.6%	$1,932	15.7%
Gross profit per unit sold:
New vehicle retail sales	$2,910	$1,571	$1,338	85.2%	$185	73.4%
Used vehicle retail sales	$2,215	$1,706	$509	29.9%	$139	21.7%
Used vehicle wholesale sales	$987	$394	$593	NM	$64	134.0%
Total used	$1,872	$1,266	$606	47.9%	$118	38.6%
F&I PRU	$857	$739	$117	15.9%	$55	8.5%
Other:
SG&A expenses	$67.6	$53.7	$13.9	25.9%	$4.2	18.0%
SG&A as % gross profit	65.2%	61.2%	3.9%
NM — Not Meaningful

Same Store Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended September 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$276.6	$374.7	$(98.1)	(26.2)%	$17.9	(31.0)%
Used vehicle retail sales	287.6	246.0	41.6	16.9%	18.3	9.5%
Used vehicle wholesale sales	34.5	39.3	(4.9)	(12.4)%	2.2	(18.0)%
Total used	322.1	285.4	36.7	12.9%	20.5	5.7%
Parts and service sales	55.9	58.1	(2.1)	(3.7)%	3.6	(9.8)%
F&I, net	14.4	15.3	(0.9)	(5.8)%	0.9	(11.8)%
Total revenues	$669.0	$733.4	$(64.4)	(8.8)%	$43.0	(14.6)%
Gross profit:
New vehicle retail sales	$19.5	$16.7	$2.8	16.8%	$1.2	9.4%
Used vehicle retail sales	21.5	17.1	4.4	25.9%	1.3	18.0%
Used vehicle wholesale sales	4.0	2.0	2.0	101.1%	0.3	88.0%
Total used	25.6	19.1	6.5	33.8%	1.6	25.4%
Parts and service sales	34.2	34.6	(0.4)	(1.2)%	2.2	(7.5)%
F&I, net	14.4	15.3	(0.9)	(5.8)%	0.9	(11.8)%
Total gross profit	$93.7	$85.7	$8.0	9.3%	$5.9	2.4%
Gross margin:
New vehicle retail sales	7.1%	4.5%	2.6%
Used vehicle retail sales	7.5%	6.9%	0.5%
Used vehicle wholesale sales	11.7%	5.1%	6.6%
Total used	7.9%	6.7%	1.2%
Parts and service sales	61.2%	59.7%	1.6%
Total gross margin	14.0%	11.7%	2.3%
Units sold:
Retail new vehicles sold	6,512	10,605	(4,093)	(38.6)%
Retail used vehicles sold	9,127	9,968	(841)	(8.4)%
Wholesale used vehicles sold	3,669	5,057	(1,388)	(27.4)%
Total used	12,796	15,025	(2,229)	(14.8)%
Average sales price per unit sold:
New vehicle retail	$42,479	$35,333	$7,146	20.2%	$2,748	12.4%
Used vehicle retail	$31,513	$24,681	$6,831	27.7%	$2,006	19.6%
Gross profit per unit sold:
New vehicle retail sales	$3,000	$1,577	$1,423	90.3%	$190	78.2%
Used vehicle retail sales	$2,358	$1,715	$643	37.5%	$148	28.9%
Used vehicle wholesale sales	$1,099	$396	$703	NM	$72	NM
Total used	$1,997	$1,271	$726	57.1%	$126	47.2%
F&I PRU	$919	$742	$177	23.9%	$58	16.0%
Other:
SG&A expenses	$58.9	$52.2	$6.8	12.9%	$3.7	5.8%
SG&A as % gross profit	62.9%	60.9%	2.0%
NM — Not Meaningful

The following discussion of our U.K. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. At the end of 2020, the U.K. experienced a surge in COVID-19 cases, which led to a government-mandated closure of all non-essential businesses beginning January 4, 2021 through April 12, 2021. In mid-April 2021, the COVID-19 restrictions affecting our U.K. dealership showrooms were lifted and our dealerships were able to reopen. In the prior year, the government-mandated closure of non-essential businesses remained in effect through May 18, 2020, for service and June 1, 2020, for our showrooms. During the third quarter of 2020, our U.K. dealership operations steadily recovered from the COVID-19 closures.
Revenues
Total revenues in the U.K. during the three months ended September 30, 2021, increased $9.6 million, or 1.3%, as compared to the same period in 2020. Total same store revenues in the U.K. during the three months ended September 30, 2021, decreased $64.4 million, or 8.8%, as compared to the same period in 2020. On a constant currency basis, total same store revenues decreased 14.6%, driven by decreases in most of our revenue streams, partially offset by an improvement in used vehicle retail same store revenues. New vehicle retail same store revenues decreased 31.0%, on a constant currency basis, driven by a 38.6% decrease in new vehicle retail same store unit sales, partially offset by a 12.4% increase in the average new vehicle retail same store sales price. The decrease in new vehicle retail same store revenues primarily reflects supply constraints as OEMs struggled to produce new vehicles due to parts shortages, including the global semiconductor chip shortage. At September 30, 2021, our U.K. new vehicle inventory supply was 19 days, which was 1 day lower than the same period in 2020 and 83 days lower than December 31, 2020 days’ supply of 102. The increase in the average new vehicle retail same store sales price was driven by both supply shortages and strong vehicle demand, which was pent-up over past years due to Brexit and the COVID-19 pandemic. On a constant currency basis, used vehicle retail same store revenues increased 9.5%, as an 8.4% decline in used vehicle retail same store unit sales was more than offset by a 19.6% increase in average used vehicle retail same store sales price. The increase in used vehicle retail same store revenues was due to higher consumer demand and new vehicle shortages. Parts and service same store revenues decreased 9.8%, on a constant currency basis, as a 16.3% increase in wholesale revenues was more than offset by decreases in our other parts and service businesses, reflecting higher pent-up demand in the third quarter of 2020 due to prior COVID-19 related closures. F&I same store revenues, on a constant currency basis, decreased 11.8%, driven by a decrease in retail unit sales volumes, partially offset by higher income per contract on retail finance fees and other product offerings and improved penetration rates.
Gross Profit
Total gross profit in the U.K. during the three months ended September 30, 2021, increased $16.0 million, or 18.3%, as compared to the same period in 2020. Total same store gross profit in the U.K. during the three months ended September 30, 2021, increased $8.0 million, or 9.3%, as compared to the same period in 2020. On a constant currency basis, total same store gross profit increased 2.4%, driven by improvements in new and used retail same store gross profit, partially offset by decreases in parts and service and F&I same store gross profit. New vehicle retail same store gross profit increased 9.4%, on a constant currency basis, driven by a 78.2% increase in new vehicle retail same store gross profit per unit, partially offset with a 38.6% decrease in new vehicle retail same store unit sales. The increase in new vehicle gross profit per unit primarily reflects both higher demand and the supply constraints previously discussed. On a constant currency basis, used vehicle retail same store gross profit improved 18.0%, reflecting a 28.9% increase in used vehicle retail same store gross profit per unit sold, partially offset by an 8.4% decrease in used vehicle retail same store unit sales. The increase in used vehicle retail same store gross profit per unit sold was driven by increased consumer demand and new vehicle shortages. Parts and service same store gross profit, on a constant currency basis declined 7.5%, driven by the decreases in our businesses discussed above. F&I same store gross profit on a constant currency basis, decreased 11.8% as previously discussed. Total same store gross margin in the U.K. increased 230 basis points, driven by higher new and used vehicle margins due to higher demand, vehicle supply constraints and improved customer-pay margins.
SG&A Expenses
Total SG&A expenses in the U.K. during the three months ended September 30, 2021, increased $13.9 million, or 25.9%, as compared to the same period in 2020. Total same store SG&A expenses in the U.K. during the three months ended September 30, 2021, increased $6.8 million, or 12.9%, as compared to the same period in 2020. On a constant currency basis, total same store SG&A expenses increased 5.8%, reflecting the temporary suspension of city tax in 2020 that expired at the end of the second quarter of 2021. As a percentage of gross profit, total same store SG&A expenses increased from 60.9% for the third quarter of 2020 to 62.9% for the same period of 2021. Total same store SG&A expenses in the third quarter of 2021 included $0.6 million in acquisition costs.

Reported Operating Data — U.K.
(In millions, except unit data)

	Nine Months Ended September 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$869.7	$800.1	$69.6	8.7%	$70.1	(0.1)%
Used vehicle retail sales	820.5	529.7	290.8	54.9%	62.0	43.2%
Used vehicle wholesale sales	98.4	90.6	7.8	8.7%	7.4	0.5%
Total used	919.0	620.3	298.7	48.1%	69.4	37.0%
Parts and service sales	170.2	139.5	30.6	22.0%	12.8	12.8%
F&I, net	41.9	35.1	6.8	19.5%	3.3	10.0%
Total revenues	$2,000.7	$1,595.0	$405.7	25.4%	$156.2	15.6%
Gross profit:
New vehicle retail sales	$54.6	$34.7	$19.9	57.4%	$4.5	44.4%
Used vehicle retail sales	52.9	31.3	21.7	69.3%	4.0	56.6%
Used vehicle wholesale sales	6.5	2.3	4.2	NM	0.5	NM
Total used	59.5	33.6	25.8	76.9%	4.4	63.7%
Parts and service sales	102.1	78.5	23.6	30.1%	7.7	20.3%
F&I, net	41.9	35.1	6.8	19.5%	3.3	10.0%
Total gross profit	$258.1	$181.9	$76.2	41.9%	$19.9	30.9%
Gross margin:
New vehicle retail sales	6.3%	4.3%	1.9%
Used vehicle retail sales	6.5%	5.9%	0.5%
Used vehicle wholesale sales	6.6%	2.6%	4.0%
Total used	6.5%	5.4%	1.1%
Parts and service sales	60.0%	56.3%	3.7%
Total gross margin	12.9%	11.4%	1.5%
Units sold:
Retail new vehicles sold	21,316	23,424	(2,108)	(9.0)%
Retail used vehicles sold	28,416	22,165	6,251	28.2%
Wholesale used vehicles sold	11,464	11,517	(53)	(0.5)%
Total used	39,880	33,682	6,198	18.4%
Average sales price per unit sold:
New vehicle retail	$40,800	$34,157	$6,644	19.5%	$3,288	9.8%
Used vehicle retail	$28,876	$23,899	$4,977	20.8%	$2,181	11.7%
Gross profit per unit sold:
New vehicle retail sales	$2,563	$1,482	$1,081	72.9%	$211	58.7%
Used vehicle retail sales	$1,863	$1,411	$452	32.0%	$140	22.1%
Used vehicle wholesale sales	$568	$203	$365	NM	$41	NM
Total used	$1,491	$998	$493	49.4%	$111	38.2%
F&I PRU	$842	$769	$73	9.5%	$67	0.8%
Other:
SG&A expenses	$173.3	$141.8	$31.4	22.2%	$13.5	12.6%
SG&A as % gross profit	67.1%	78.0%	(10.8)%
NM — Not Meaningful

Same Store Operating Data — U.K.
(In millions, except unit data)

	Nine Months Ended September 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$840.8	$796.1	$44.7	5.6%	$67.9	(2.9)%
Used vehicle retail sales	779.6	525.6	254.0	48.3%	59.0	37.1%
Used vehicle wholesale sales	94.7	90.3	4.4	4.9%	7.1	(3.0)%
Total used	874.4	615.9	258.5	42.0%	66.2	31.2%
Parts and service sales	157.7	132.2	25.5	19.3%	11.8	10.3%
F&I, net	40.6	34.7	5.9	17.0%	3.2	7.7%
Total revenues	$1,913.5	$1,578.9	$334.6	21.2%	$149.8	11.7%
Gross profit:
New vehicle retail sales	$52.7	$34.5	$18.1	52.6%	$4.3	40.0%
Used vehicle retail sales	50.5	31.0	19.5	62.8%	3.8	50.6%
Used vehicle wholesale sales	6.4	2.3	4.1	NM	0.5	NM
Total used	56.9	33.3	23.6	70.9%	4.3	58.0%
Parts and service sales	95.5	75.1	20.3	27.1%	7.2	17.5%
F&I, net	40.6	34.7	5.9	17.0%	3.2	7.7%
Total gross profit	$245.7	$177.7	$68.0	38.3%	$19.0	27.6%
Gross margin:
New vehicle retail sales	6.3%	4.3%	1.9%
Used vehicle retail sales	6.5%	5.9%	0.6%
Used vehicle wholesale sales	6.8%	2.6%	4.2%
Total used	6.5%	5.4%	1.1%
Parts and service sales	60.5%	56.8%	3.7%
Total gross margin	12.8%	11.3%	1.6%
Units sold:
Retail new vehicles sold	20,439	23,236	(2,797)	(12.0)%
Retail used vehicles sold	26,707	21,890	4,817	22.0%
Wholesale used vehicles sold	10,918	11,415	(497)	(4.4)%
Total used	37,625	33,305	4,320	13.0%
Average sales price per unit sold:
New vehicle retail	$41,137	$34,262	$6,875	20.1%	$3,322	10.4%
Used vehicle retail	$29,192	$24,012	$5,181	21.6%	$2,211	12.4%
Gross profit per unit sold:
New vehicle retail sales	$2,577	$1,486	$1,091	73.4%	$212	59.1%
Used vehicle retail sales	$1,890	$1,416	$474	33.5%	$142	23.4%
Used vehicle wholesale sales	$590	$203	$387	NM	$43	NM
Total used	$1,513	$1,001	$513	51.2%	$113	39.9%
F&I PRU	$862	$769	$93	12.0%	$68	3.1%
Other:
SG&A expenses	$162.0	$137.3	$24.7	18.0%	$12.7	8.8%
SG&A as % gross profit	65.9%	77.3%	(11.4)%
NM — Not Meaningful

The following discussion of our U.K. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. At the end of 2020, the U.K. experienced a surge in COVID-19 cases, which led to a government-mandated closure of all non-essential businesses beginning January 4, 2021 through April 12, 2021. In mid-April 2021, the COVID-19 restrictions affecting our U.K. dealership showrooms were lifted and our dealerships were able to reopen. In the prior year, the government-mandated closure of non-essential businesses remained in effect through May 18, 2020, for service and June 1, 2020, for our showrooms. During the third quarter of 2020, our U.K. dealership operations steadily recovered from the COVID-19 closures.
Revenues
Total revenues in the U.K. during the nine months ended September 30, 2021, increased $405.7 million, or 25.4%, as compared to the same period in 2020. Total same store revenues in the U.K. during the nine months ended September 30, 2021, increased $334.6 million, or 21.2%, as compared to the same period in 2020. On a constant currency basis, total same store revenues increased 11.7%, driven by increases in used vehicle retail, F&I, and parts and service, partially offset by a decline in new vehicle retail and used vehicle wholesale same store revenues. New vehicle retail same store revenues decreased 2.9% on a constant currency basis, driven by a 12.0% decrease in new vehicle retail same store unit sales, partially offset by a 10.4% increase in average new vehicle retail same store sales price. The decrease in new vehicle retail same store revenues primarily reflects supply constraints as OEMs struggled to produce new vehicles due to parts shortages, including the global semiconductor chip shortage. The increase in the average new vehicle retail same store sales price was driven by both supply shortages and high vehicle demand, which was pent-up over past years due to Brexit and the COVID-19 pandemic. On a constant currency basis, used vehicle retail same store revenues increased 37.1%, driven by a 22.0% growth in used vehicle retail same store unit sales, coupled with a 12.4% increase in average used vehicle retail same store sales price. The increase in used vehicle retail same store revenues was due to strong consumer demand and new vehicle inventory shortages. Parts and service same store revenues increased 10.3%, on a constant currency basis, driven by increases in customer-pay, warranty and wholesale businesses reflecting increased business activity with the reduction of COVID-19 restrictions in 2021. F&I same store revenues, on a constant currency basis, increased 7.7%, driven by higher income per contract on retail finance fees and other product offerings and an increase in used vehicle same store unit sales.
Gross Profit
Total gross profit in the U.K. during the nine months ended September 30, 2021, increased $76.2 million, or 41.9%, as compared to the same period in 2020. Total same store gross profit in the U.K. during the nine months ended September 30, 2021, increased $68.0 million, or 38.3%, as compared to the same period in 2020. On a constant currency basis, total same store gross profit increased 27.6%, driven by improvements in all of our operations. New vehicle retail same store gross profit on a constant currency basis increased 40.0%, driven by a 59.1% increase in new vehicle retail same store average gross profit per unit sold, partially offset by a 12.0% decline in new vehicle retail same store unit sales. The increase in new vehicle retail same store gross profit per unit sold reflects both increased demand and supply constraints related to the COVID-19 pandemic and the global semiconductor chip shortage. Used vehicle retail same store gross profit, on a constant currency basis, increased 50.6% on a 23.4% increase in used vehicle retail same store average gross profit per unit sold, coupled with a 22.0% increase in used vehicle retail same store unit sales. The increase in used vehicle retail same store average gross profit per unit sold reflects higher demand and new vehicle supply shortages. Parts and service same store gross profit, on a constant currency basis, increased 17.5%, driven by the increases in our businesses discussed above. F&I same store gross profit, on a constant currency basis, increased 7.7%, as previously discussed. Total same store gross margin in the U.K. increased 160 basis points, driven by higher new and used vehicle margins due to increased demand and supply constraints and increased parts and service margins, reflecting improved customer-pay margins and higher internal work as a result of increased used vehicle sales volumes.
SG&A Expenses
Total SG&A expenses in the U.K. during the nine months ended September 30, 2021, increased $31.4 million, or 22.2%, as compared to the same period in 2020. Total same store SG&A expenses in the U.K. during the nine months ended September 30, 2021, increased $24.7 million, or 18.0%, as compared to the same period in 2020. On a constant currency basis, total same store SG&A expenses increased 8.8%, driven by increased business activity as COVID-19 restrictions were lifted early in the second quarter of 2021. We have continued to focus on cost discipline throughout the year. As a percentage of gross profit, total same store SG&A expenses decreased from 77.3% for the nine months ended September 30, 2020 to 65.9% for the same period of 2021, driven by productivity gains and higher vehicle margins. Total same store SG&A expenses in 2021 included $0.6 million in acquisition costs. Total same store SG&A expenses in 2020 included $1.2 million in severance costs for redundancy due to the COVID-19 pandemic.

Reported Operating Data — Brazil
(In millions, except unit data)

	Three Months Ended September 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$62.3	$31.9	$30.5	95.6%	$1.6	90.5%
Used vehicle retail sales	18.0	10.9	7.0	64.6%	0.5	60.3%
Used vehicle wholesale sales	3.3	2.4	0.9	36.7%	0.1	33.2%
Total used	21.3	13.4	7.9	59.5%	0.6	55.3%
Parts and service sales	11.1	8.0	3.2	39.9%	0.3	36.2%
F&I, net	1.7	1.1	0.6	54.5%	—	50.1%
Total revenues	$96.4	$54.3	$42.2	77.7%	$2.5	73.0%
Gross profit:
New vehicle retail sales	$6.2	$2.6	$3.5	134.6%	$0.2	128.6%
Used vehicle retail sales	1.5	1.0	0.5	49.4%	—	45.2%
Used vehicle wholesale sales	0.2	0.2	—	21.5%	—	18.1%
Total used	1.8	1.2	0.5	44.9%	—	40.9%
Parts and service sales	4.9	3.7	1.2	33.3%	0.1	29.7%
F&I, net	1.7	1.1	0.6	54.5%	—	50.1%
Total gross profit	$14.5	$8.6	$5.9	68.7%	$0.4	64.1%
Gross margin:
New vehicle retail sales	9.9%	8.3%	1.6%
Used vehicle retail sales	8.4%	9.3%	(0.9)%
Used vehicle wholesale sales	7.1%	8.0%	(0.9)%
Total used	8.2%	9.1%	(0.8)%
Parts and service sales	43.9%	46.1%	(2.2)%
Total gross margin	15.0%	15.8%	(0.8)%
Units sold:
Retail new vehicles sold	1,761	1,200	561	46.8%
Retail used vehicles sold	726	552	174	31.5%
Wholesale used vehicles sold	301	282	19	6.7%
Total used	1,027	834	193	23.1%
Average sales price per unit sold:
New vehicle retail	$35,394	$26,558	$8,836	33.3%	$924	29.8%
Used vehicle retail	$24,732	$19,766	$4,967	25.1%	$644	21.9%
Gross profit per unit sold:
New vehicle retail sales	$3,510	$2,196	$1,314	59.8%	$90	55.7%
Used vehicle retail sales	$2,090	$1,840	$250	13.6%	$58	10.4%
Used vehicle wholesale sales	$792	$696	$96	13.8%	$22	10.7%
Total used	$1,709	$1,453	$256	17.6%	$47	14.4%
F&I PRU	$675	$621	$55	8.9%	$19	5.7%
Other:
SG&A expenses	$8.8	$6.9	$2.0	28.5%	$0.2	25.0%
SG&A as % gross profit	60.9%	79.9%	(19.0)%

Same Store Operating Data — Brazil
(In millions, except unit data)

	Three Months Ended September 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$62.3	$31.9	$30.5	95.6%	$1.6	90.5%
Used vehicle retail sales	18.0	10.9	7.0	64.6%	0.5	60.3%
Used vehicle wholesale sales	3.3	2.4	0.9	36.7%	0.1	33.2%
Total used	21.3	13.4	7.9	59.5%	0.6	55.3%
Parts and service sales	11.1	7.9	3.2	39.9%	0.3	36.2%
F&I, net	1.7	1.1	0.6	54.5%	—	50.1%
Total revenues	$96.4	$54.3	$42.2	77.7%	$2.5	73.1%
Gross profit:
New vehicle retail sales	$6.2	$2.6	$3.5	134.6%	$0.2	128.6%
Used vehicle retail sales	1.5	1.0	0.5	49.4%	—	45.2%
Used vehicle wholesale sales	0.2	0.2	—	21.5%	—	18.1%
Total used	1.8	1.2	0.5	44.9%	—	40.9%
Parts and service sales	4.9	3.7	1.2	33.4%	0.1	29.7%
F&I, net	1.7	1.1	0.6	54.5%	—	50.1%
Total gross profit	$14.5	$8.6	$5.9	68.7%	$0.4	64.1%
Gross margin:
New vehicle retail sales	9.9%	8.3%	1.6%
Used vehicle retail sales	8.4%	9.3%	(0.9)%
Used vehicle wholesale sales	7.1%	8.0%	(0.9)%
Total used	8.2%	9.1%	(0.8)%
Parts and service sales	43.9%	46.1%	(2.2)%
Total gross margin	15.0%	15.8%	(0.8)%
Units sold:
Retail new vehicles sold	1,761	1,200	561	46.8%
Retail used vehicles sold	726	552	174	31.5%
Wholesale used vehicles sold	301	282	19	6.7%
Total used	1,027	834	193	23.1%
Average sales price per unit sold:
New vehicle retail	$35,394	$26,558	$8,836	33.3%	$924	29.8%
Used vehicle retail	$24,732	$19,766	$4,967	25.1%	$644	21.9%
Gross profit per unit sold:
New vehicle retail sales	$3,510	$2,196	$1,314	59.8%	$90	55.7%
Used vehicle retail sales	$2,090	$1,840	$250	13.6%	$58	10.4%
Used vehicle wholesale sales	$792	$696	$96	13.8%	$22	10.7%
Total used	$1,709	$1,453	$256	17.6%	$47	14.4%
F&I PRU	$675	$621	$55	8.9%	$19	5.7%
Other:
SG&A expenses	$8.8	$6.9	$1.9	27.7%	$0.2	24.2%
SG&A as % gross profit	60.4%	79.8%	(19.4)%

The following discussion of our Brazil operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. During the third quarter of 2021, all of our dealerships were fully operational unlike the comparable period where the operations had been significantly impacted by the reduced demand caused by the COVID-19 pandemic and the restrictions put in place by local governments.
Revenues
Total and same store revenues in Brazil during the three months ended September 30, 2021, increased $42.2 million, or 77.7%, as compared to the same period in 2020. On a constant currency basis, total same store revenues increased 73.1%, driven by increases in all revenue streams. This increase in revenue was the result of the lifting of COVID-19 restrictions and increased customer demand in 2021, as compared to last year. New vehicle retail same store revenues, on a constant currency basis, increased 90.5%, driven by a 46.8% increase in new vehicle retail same store unit sales and a 29.8% increase in new vehicle retail same store average sales price per unit sold. Used vehicle retail same store revenues, on a constant currency basis, increased 60.3%, reflecting a 31.5% increase in used vehicle retail same store unit sales, coupled with a 21.9% increase in used vehicle retail same store average sales price per unit sold. Used vehicle wholesale same store revenues increased 33.2%, on a constant currency basis, reflecting a 6.7% increase in wholesale used vehicle same store unit sales and a 24.8% increase in used vehicle wholesale same store sales price. The increases in new and used vehicle same store revenues was the result of higher consumer demand, improved selling conditions and new vehicle inventory constraints as OEM’s were producing and delivering fewer vehicles due to parts shortages, including the global semiconductor chip shortage. At September 30, 2021, our Brazil new vehicle inventory supply was 23 days, which was 18 days lower than the same period in 2020 and 4 days lower than December 31, 2020 days’ supply of 27. Parts and service same store revenues on a constant currency basis increased 36.2%, driven by improvements in customer-pay and collision revenues, which were partially offset by a decline in warranty revenues. F&I same store revenues on a constant currency basis increased 50.1%, driven by increases in income per contract for our retail finance fees and higher retail sales volumes partially offset by lower penetration rates.
Gross Profit
Total and same store gross profit in Brazil during the three months ended September 30, 2021, increased $5.9 million, or 68.7%, as compared to the same period in 2020. On a constant currency basis, total same store gross profit increased 64.1%, driven by increases in all business lines. New vehicle retail same store gross profit, on a constant currency basis, increased 128.6%, driven by a 46.8% increase in new vehicle retail same store units sales and a 55.7% increase in new vehicle retail same store average gross profit per unit sold. The increase in new vehicle same store gross profit per retail unit sold was the result of increased consumer demand and inventory constraints as discussed above. Used vehicle retail same store gross profit, on a constant currency basis, increased 45.2%, reflecting a 31.5% increase in used vehicle retail same store unit sales, coupled with a 10.4% increase in used vehicle retail same store average gross profit per unit, driven by new vehicle inventory shortages, which drove customers to purchase used vehicles and an improved selling environment compared to 2020. Parts and service same store gross profit, on a constant currency basis, increased 29.7%, driven by increases in our customer-pay and collision operations, reflecting the increase in business activity over the prior year, partially offset by a slight decline in our warranty business. F&I same store gross profit, on a constant currency basis, increased 50.1% as discussed above. Total same store gross margin declined 80 basis points during the three months ended September 30, 2021, as compared to the same period in 2020, primarily driven by decreases in customer-pay and warranty margins partially offset by increases in new vehicle margins resulting from the improved selling environment, higher consumer demand and supply constraints.
SG&A Expenses
Total SG&A expenses in Brazil during the three months ended September 30, 2021, increased $2.0 million, or 28.5%, as compared to the same period in 2020. Total same store SG&A expenses in Brazil during the three months ended September 30, 2021, increased $1.9 million, or 27.7%, as compared to the same period in 2020. On a constant currency basis, total same store SG&A expenses increased 24.2%, driven by increased variable commission payments as a result of increased sales and higher new vehicle margins during the third quarter of 2021, as compared to last year. SG&A as a percentage of gross profit decreased from 79.8% in 2020 to 60.4% in 2021, on a constant currency basis, driven by productivity gains and higher new vehicle margins realized during the third quarter of 2021. We continued to focus on cost discipline throughout the third quarter of 2021.

Reported Operating Data — Brazil
(In millions, except unit data)

	Nine Months Ended September 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$146.3	$109.1	$37.1	34.0%	$(12.9)	45.9%
Used vehicle retail sales	40.5	38.3	2.1	5.6%	(3.7)	15.2%
Used vehicle wholesale sales	8.0	9.2	(1.2)	(12.8)%	(0.5)	(7.0)%
Total used	48.4	47.5	1.0	2.0%	(4.2)	10.8%
Parts and service sales	28.2	23.4	4.8	20.4%	(1.9)	28.6%
F&I, net	4.4	3.4	1.1	31.1%	(0.4)	42.8%
Total revenues	$227.3	$183.4	$43.9	23.9%	$(19.4)	34.5%
Gross profit:
New vehicle retail sales	$14.8	$7.5	$7.2	95.9%	$(1.1)	111.0%
Used vehicle retail sales	3.6	2.5	1.1	44.2%	(0.2)	54.1%
Used vehicle wholesale sales	0.6	0.5	0.1	26.5%	—	34.7%
Total used	4.2	3.0	1.2	41.3%	(0.3)	51.0%
Parts and service sales	12.3	10.3	1.9	18.8%	(0.8)	26.8%
F&I, net	4.4	3.4	1.1	31.1%	(0.4)	42.8%
Total gross profit	$35.7	$24.2	$11.5	47.3%	$(2.6)	58.1%
Gross margin:
New vehicle retail sales	10.1%	6.9%	3.2%
Used vehicle retail sales	8.9%	6.5%	2.4%
Used vehicle wholesale sales	7.6%	5.2%	2.4%
Total used	8.7%	6.3%	2.4%
Parts and service sales	43.5%	44.1%	(0.6)%
Total gross margin	15.7%	13.2%	2.5%
Units sold:
Retail new vehicles sold	4,383	3,865	518	13.4%
Retail used vehicles sold	1,742	2,006	(264)	(13.2)%
Wholesale used vehicles sold	770	1,081	(311)	(28.8)%
Total used	2,512	3,087	(575)	(18.6)%
Average sales price per unit sold:
New vehicle retail	$33,370	$28,238	$5,133	18.2%	$(2,947)	28.6%
Used vehicle retail	$23,222	$19,100	$4,122	21.6%	$(2,106)	32.6%
Gross profit per unit sold:
New vehicle retail sales	$3,368	$1,950	$1,419	72.8%	$(260)	86.1%
Used vehicle retail sales	$2,067	$1,245	$822	66.0%	$(143)	77.5%
Used vehicle wholesale sales	$789	$444	$345	77.6%	$(51)	89.1%
Total used	$1,676	$965	$711	73.7%	$(115)	85.6%
F&I PRU	$724	$576	$148	25.7%	$(64)	36.9%
Other:
SG&A expenses	$24.0	$23.1	$0.9	4.0%	$(1.8)	11.8%
SG&A as % gross profit	67.3%	95.3%	(28.0)%

Same Store Operating Data — Brazil
(In millions, except unit data)

	Nine Months Ended September 30,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$146.3	$109.1	$37.1	34.0%	$(12.9)	45.9%
Used vehicle retail sales	40.5	38.3	2.2	5.7%	(3.7)	15.2%
Used vehicle wholesale sales	8.0	9.2	(1.2)	(12.8)%	(0.5)	(7.0)%
Total used	48.4	47.4	1.0	2.1%	(4.2)	10.9%
Parts and service sales	28.2	23.4	4.8	20.5%	(1.9)	28.6%
F&I, net	4.4	3.4	1.1	31.1%	(0.4)	42.8%
Total revenues	$227.3	$183.4	$44.0	24.0%	$(19.4)	34.5%
Gross profit:
New vehicle retail sales	$14.8	$7.5	$7.2	95.9%	$(1.1)	111.0%
Used vehicle retail sales	3.6	2.5	1.1	44.5%	(0.2)	54.5%
Used vehicle wholesale sales	0.6	0.5	0.1	26.5%	—	34.7%
Total used	4.2	3.0	1.2	41.6%	(0.3)	51.3%
Parts and service sales	12.3	10.3	1.9	18.8%	(0.8)	26.8%
F&I, net	4.4	3.4	1.1	31.1%	(0.4)	42.8%
Total gross profit	$35.7	$24.2	$11.5	47.3%	$(2.6)	58.1%
Gross margin:
New vehicle retail sales	10.1%	6.9%	3.2%
Used vehicle retail sales	8.9%	6.5%	2.4%
Used vehicle wholesale sales	7.6%	5.2%	2.4%
Total used	8.7%	6.3%	2.4%
Parts and service sales	43.5%	44.1%	(0.6)%
Total gross margin	15.7%	13.2%	2.5%
Units sold:
Retail new vehicles sold	4,383	3,865	518	13.4%
Retail used vehicles sold	1,742	2,006	(264)	(13.2)%
Wholesale used vehicles sold	770	1,081	(311)	(28.8)%
Total used	2,512	3,087	(575)	(18.6)%
Average sales price per unit sold:
New vehicle retail	$33,370	$28,238	$5,133	18.2%	$(2,947)	28.6%
Used vehicle retail	$23,222	$19,086	$4,136	21.7%	$(2,107)	32.7%
Gross profit per unit sold:
New vehicle retail sales	$3,368	$1,950	$1,419	72.8%	$(260)	86.1%
Used vehicle retail sales	$2,070	$1,244	$826	66.4%	$(143)	77.9%
Used vehicle wholesale sales	$789	$444	$345	77.6%	$(51)	89.1%
Total used	$1,677	$964	$713	74.0%	$(115)	85.9%
F&I PRU	$724	$576	$148	25.7%	$(64)	36.9%
Other:
SG&A expenses	$23.9	$23.0	$0.9	3.7%	$(1.8)	11.4%
SG&A as % gross profit	66.9%	95.1%	(28.1)%

The following discussion of our Brazil operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. Brazil saw a rise in COVID-19 cases due to the Brazilian variant in the first quarter of 2021, which led the government to cancel Carnival in 2021 and implement various lockdowns for non-essential businesses in the first and second quarters of 2021 impacting our ability to sell new and used vehicles. Conditions in the third quarter improved significantly as all of our dealerships were fully operational increasing our ability to operate more efficiently. In the prior year, beginning March 20, 2020, our dealership operations were significantly impacted by the reduced demand caused by the COVID-19 pandemic and the restrictions put in place by local governments.
Revenues
Total revenues in Brazil during the nine months ended September 30, 2021, increased $43.9 million, or 23.9%, as compared to the same period in 2020. Total same store revenues in Brazil during the nine months ended September 30, 2021, increased $44.0 million, or 24.0%, as compared to the same period in 2020. On a constant currency basis, total same store revenues increased 34.5%, driven by increases in new vehicle, used vehicle retail, parts and services and F&I sales, partially offset by declines in used vehicle wholesale revenues. New vehicle retail same store revenues, on a constant currency basis, increased 45.9%, reflecting a 28.6% increase in new vehicle retail same store average sales price per unit sold, coupled with a 13.4% increase in new vehicle retail same store unit sales. The increase in new vehicle retail same store units was driven by improved business conditions as the COVID-19 pandemic had a lesser impact in 2021 than in 2020. The increase in new vehicle retail same store average sales price was driven by inventory constraints as OEMs were producing and delivering fewer vehicles due to parts shortages, including the global semiconductor chip shortage. Used vehicle retail same store revenues, on a constant currency basis, increased 15.2%, as a 32.7% increase in used vehicle retail same store average sales price per unit sold was partially offset by a 13.2% decrease in used vehicle retail same store unit sales, reflecting higher demand in a supply constraint environment. Used vehicle wholesale same store revenues decreased 7.0%, on a constant currency basis, driven by a 28.8% decline in used vehicle wholesale units. The decline in used wholesale same store units sold reflects challenges with the availability of inventory. Parts and service same store revenues, on a constant currency basis, increased 28.6%, driven by increases in customer-pay, warranty and collision revenues. F&I same store revenues, on a constant currency basis, increased 42.8%, driven by improved income per contract on our retail finance fees and higher new vehicle retail unit sales, partially offset by a decline in penetration.
Gross Profit
Total and same store gross profit in Brazil during the nine months ended September 30, 2021, increased $11.5 million, or 47.3%, as compared to the same period in 2020. On a constant currency basis, total same store gross profit increased 58.1%, driven by increases in all revenue streams. New vehicle retail same store gross profit, on a constant currency basis, increased 111.0%, driven by a 86.1% increase in new vehicle retail same store average gross profit per unit sold, coupled with a 13.4% increase in new vehicle retail same store units sold. Used vehicle retail same store gross profit, on a constant currency basis, increased 54.5%, reflecting a 77.9% increase in used vehicle retail same store average gross profit per unit sold, partially offset by a 13.2% decrease in used vehicle retail same store unit sales. The improvement in new and used vehicle retail same store gross profit and gross profit per unit reflects increased consumer demand and supply constraints. Parts and service same store gross profit increased 26.8%, on a constant currency basis, driven by improvements in customer-pay, warranty and collision, reflecting the increase in business activity over the prior year. F&I same store gross profit, on a constant currency basis, increased 42.8% as discussed above. Total same store gross margin increased 250 basis points during the nine months ended September 30, 2021, as compared to the same period in 2020, as a result of increases in new and used vehicle margins resulting from the improved selling environment, higher consumer demand and supply constraints.
SG&A Expenses
Total SG&A expenses in Brazil during the nine months ended September 30, 2021, increased $0.9 million, or 4.0%, as compared to the same period in 2020. Total same store SG&A expenses in Brazil during the nine months ended September 30, 2021, increased $0.9 million, or 3.7%, as compared to the same period in 2020. On a constant currency basis, total same store SG&A expenses increased 11.4%, driven by increased variable commission payments as a result of increased sales and vehicle margins in 2021 as compared to last year. Total same store SG&A as a percentage of gross profit decreased from 95.1% in 2020 to 66.9% in 2021, reflecting a 58.1% increase in total same store gross profit, on a constant currency basis, driven by productivity gains and higher vehicle margins realized in 2021. We continued our focus on cost discipline throughout the nine months ended September 30, 2021. Total same store SG&A expenses in 2020 included $0.9 million of severance costs associated with the termination of employees as a result of the COVID-19 pandemic.

The following tables (in millions) and discussion of our results of operations are on a consolidated basis, unless otherwise noted.

	Three Months Ended September 30,
	2021	2020	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$19.6	$19.1	$0.5	2.5%
Asset impairments	$1.7	$—	$1.7	—%
Floorplan interest expense	$4.8	$8.1	$(3.3)	(40.9)%
Other interest expense, net	$13.2	$14.6	$(1.5)	(10.1)%
Loss on extinguishment of debt	$3.8	$3.3	$0.5	15.2%
Provision for income taxes	$52.9	$34.6	$18.3	53.1%

	Nine Months Ended September 30,
	2021	2020	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$57.9	$56.5	$1.4	2.4%
Asset impairments	$1.7	$23.8	$(22.1)	(92.8)%
Floorplan interest expense	$21.2	$31.1	$(9.9)	(32.0)%
Other interest expense, net	$40.7	$49.0	$(8.3)	(17.0)%
Loss on extinguishment of debt	$3.8	$13.7	$(9.9)	(72.0)%
Provision for income taxes	$134.6	$55.8	$78.8	141.1%
Depreciation and Amortization Expense
Total depreciation and amortization expense during the three and nine months ended September 30, 2021, as compared to the same periods in 2020, had no material changes.
Impairment of Assets
We evaluate long-lived assets that are held-for-use, including our property and equipment and operating lease assets, for impairment at the lowest level of identifiable cash flows whenever there are indicators that the carrying value of these assets may not be recoverable. During the three months ended September 30, 2021, we recognized fixed asset impairment charges of $1.7 million relating to one dealership and one collision center within the U.S. During the three months ended June 30, 2020, we recorded goodwill impairment charges of $10.7 million within the Brazil reporting unit and franchise rights impairment charges of $11.1 million within the U.K. segment and $0.1 million within the Brazil segment. During the three months ended June 30, 2020, we also recognized right-of-use asset impairment charges of $1.7 million relating to seven dealerships within the U.K. segment and $0.2 million relating to one dealership within the Brazil segment.
The impairment charges were recognized within Asset impairments in our Condensed Consolidated Statements of Operations.
Floorplan Interest Expense
Total floorplan interest expense during the three months ended September 30, 2021, decreased $3.3 million, or 40.9%, as compared to the same period in 2020. For the nine months ended September 30, 2021, floorplan interest expense decreased $9.9 million, or 32.0%, as compared to the same period in 2020. Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on LIBOR, Prime rate or a benchmark rate. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure on a portion of our borrowings for a fixed interest rate. The decrease during the three months ended September 30, 2021, is primarily due to lower floorplan borrowings as a result of lower inventory levels, lower weighted average interest rates mainly due to a decline in LIBOR, lower realized expense on our interest rate swaps and unrealized gains on interest rate swaps of $0.9 million, primarily related to mark-to-market gains associated with de-designated interest rate swaps. The decrease during the nine months ended September 30, 2021, is primarily due to lower floorplan borrowings as a result of lower inventory levels and lower weighted average interest rates mainly due to a decline in LIBOR, partially offset by higher realized expense on our interest rate swaps and unrealized loss on interest rate swaps of $1.4 million, primarily resulting from the impact of the de-designation of certain interest rate swaps due to lower inventory levels. Refer to Note 6. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements for additional discussion of interest rate swaps.

Other Interest Expense, Net
Total other interest expense, net during the three months ended September 30, 2021, decreased $1.5 million, or 10.1%, as compared to the same period in 2020. For the nine months ended September 30, 2021, other interest expense decreased $8.3 million, or 17.0%, as compared to the same period 2020. Other interest expense, net consists of interest charges primarily on our Senior Notes, real estate related debt and other debt, partially offset by interest income. The decrease from both comparative periods was primarily attributable to lower interest rates achieved through debt refinancing activities in the prior year.
Loss on Extinguishment of Debt
During the three and nine months ended September 30, 2021, we recognized a $3.8 million loss on the extinguishment of $15.9 million in aggregate principal amount of real estate related and other debt in Brazil. During the three months ended September 30, 2020, we recognized a $3.3 million loss on extinguishment of our 5.00% Senior Notes due June 2022 (the “5.00% Senior Notes”). During the nine months ended September 30, 2020, we recognized a $13.7 million loss on the extinguishment of our 5.00% Senior Notes and 5.25% Senior Notes due June 2023 (the “5.25% Senior Notes”).
Provision for Income Taxes
Provision for income taxes of $52.9 million during the three months ended September 30, 2021, increased by $18.3 million, or 53.1%, as compared to the same period in 2020. For the nine months ended September 30, 2021, our provision for income taxes of $134.6 million increased $78.8 million, or 141.1%, as compared to the same period in 2020. These increases were primarily due to higher pre-tax book income. For the three months ended September 30, 2021, our effective tax rate increased to 23.5% from 21.5%, as compared to the same period in 2020. This increase was primarily due to the increase in valuation allowances provided for net operating losses in Brazil that were higher as compared to the same period in 2020.
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
Cash on Hand
As of September 30, 2021, our total cash on hand was $296.9 million. The balance of cash on hand excludes $334.7 million of immediately available funds used to pay down our U.S. Floorplan Line as of September 30, 2021. We use the pay down of our U.S. Floorplan Line and FMCC Facility as a channel for the short-term investment of excess cash.
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

We categorize the cash flows associated with borrowings and repayments on these various credit facilities as Cash Flows from Operating Activities or Cash Flows from Financing Activities in our Condensed Consolidated Statements of Cash Flows. All borrowings from, and repayments to, lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) are presented within Cash Flows from Operating Activities in the Condensed Consolidated Statements of Cash Flows in conformity with U.S. GAAP. All borrowings from, and repayments to, the Revolving Credit Facility (refer to Note 9. Floorplan Notes Payable in the Notes to Condensed Consolidated Financial Statements for additional information) (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. and Brazil, unaffiliated with our manufacturer partners (collectively, “Non-OEM Floorplan Credit Facilities”), are presented within Cash Flows from Financing Activities in conformity with U.S. GAAP. However, the incurrence of all floorplan notes payable represents an activity necessary to acquire inventory for resale, resulting in a trade payable. Our decision to utilize our Revolving Credit Facility does not substantially alter the process by which our vehicle inventory is financed, nor does it significantly impact the economics of our vehicle procurement activities. Therefore, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure “Adjusted net cash provided by/used in operating activities” and “Adjusted net cash provided by/used in financing activities” to further evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP and avoids the potential to mislead the users of our financial statements.
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
The following table reconciles cash flows provided by (used in) operating, investing and financing activities on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Nine Months Ended September 30,
	2021	2020	% Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$1,117.5	$712.7	56.8%
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisitions and dispositions	(511.2)	(368.9)
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	(12.5)	14.5
Adjusted net cash provided by operating activities	$593.8	$358.3	65.8%
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$(163.5)	$(78.8)	(107.6)%
Change in cash paid for acquisitions, associated with Floorplan notes payable	5.3	—
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(6.4)	—
Adjusted net cash used in investing activities	$(164.6)	$(78.8)	(108.9)%
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities:	$(742.2)	$(590.4)	(25.7)%
Change in Floorplan notes payable, excluding floorplan offset	524.8	354.4
Adjusted net cash used in financing activities	$(217.4)	$(236.0)	7.9%

Sources and Uses of Liquidity from Operating Activities
For the nine months ended September 30, 2021, we generated $1,117.5 million of net cash flows from operating activities. On an adjusted basis for the same period, we generated $593.8 million in net cash flows from operating activities, primarily consisting of $465.0 million in net income, coupled with non-cash adjustments related to depreciation and amortization of $57.9 million, stock-based compensation of $19.0 million and operating lease assets of $18.1 million. Adjusted net cash flows from operating activities also included a $17.5 million adjusted net change in operating assets and liabilities, primarily due to $643.0 million from decreases in inventory levels as a result of global semiconductor chip shortages, $43.1 million from decreases in contracts-in-transit and vehicle receivables, partially offset by $636.2 million of adjusted net floorplan repayments and $21.6 million from decreases in accounts payable and accrued expenses.
For the nine months ended September 30, 2020, we generated $712.7 million of net cash flows from operating activities. On an adjusted basis for the same period, we generated $358.3 million in net cash flows from operating activities, primarily consisting of $186.4 million in net income, coupled with non-cash adjustments related to depreciation and amortization of $56.5 million, stock-based compensation of $27.0 million, asset impairments of $23.8 million, operating lease assets of $18.1 million and a loss on extinguishment of $13.7 million related to the 5.00% Senior Notes and 5.25% Senior Notes. Adjusted net cash flows from operating activities also included a $31.1 million adjusted net change in operating assets and liabilities, including cash inflows of $499.6 million from decreases in inventory levels, $41.1 million from net decreases in prepaid expenses and other assets, $33.0 million from net decreases in contracts-in-transit and vehicle receivables and $25.2 million from net decreases in accounts and notes receivable. These cash inflows were partially offset by cash outflows of $492.3 million from adjusted net floorplan repayments and $58.8 million from decreases in accounts payable and accrued expenses.
Working Capital
At September 30, 2021, we had a $524.7 million surplus of working capital. This represents an increase of $363.2 million from December 31, 2020, when we had a $161.5 million surplus of working capital. Changes in our working capital are typically explained by changes in floorplan notes payable outstanding. Borrowings on our new vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are equal to 100% of the factory invoice of the vehicles. Borrowings on our used vehicle floorplan notes payable, subject to agreed-upon pay-off terms, are limited to 85% of the aggregate book value of our used vehicle inventory, except in the U.K. and Brazil. At times, we have made payments on our floorplan notes payable using excess cash flows from operations and the proceeds of debt and equity offerings. As needed, we re-borrow the amounts later, up to the limits on the floorplan notes payable discussed above, for working capital, acquisitions, capital expenditures or general corporate purposes.
Sources and Uses of Liquidity from Investing Activities
During the nine months ended September 30, 2021, we used $163.5 million in net cash flow from investing activities. On an adjusted basis for the same period, we used $164.6 million in net cash flows from investing activities, primarily consisting of $88.4 million used for purchases of property and equipment and to construct new and improve existing facilities, $69.3 million used for acquisition activity and $20.4 million primarily related to a payment in connection with the Prime Acquisition, partially offset by cash inflows of $13.4 million related to the disposition of franchises and property and equipment. Of the $88.4 million in property and equipment purchases, $71.8 million was used for non-real estate related capital expenditures and $18.7 million was used for the purchase of real estate associated with existing dealership operations, partially offset by a $2.1 million net increase in the accrual for capital expenditures during the nine months ended September 30, 2021.
During the nine months ended September 30, 2020, we used $78.8 million in net cash flows from investing activities on both an unadjusted and adjusted basis, which represents $78.8 million used for purchases of property and equipment and to construct new and improve existing facilities and $1.3 million used for acquisition activity, partially offset by cash inflows of $1.3 million related to the disposition of property and equipment. Of the $78.8 million in property and equipment purchases, $55.4 million was used for non-real estate related capital expenditures, $22.4 million was used for the purchase of real estate associated with existing dealership operations and $1.0 million represented the net decrease in the accrual for capital expenditures during the nine months ended September 30, 2020.
Capital Expenditures
Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2021 will be approximately $100 million excluding expenditures related to real estate purchases and future acquisitions, which could generally be funded from excess cash.

Acquisitions
We evaluate the expected return on investment in our consideration of potential business purchases. Cash needed to complete our acquisitions generally comes from excess working capital, operating cash flows of our dealerships and borrowings under our floorplan facilities, term loans and our Acquisition Line.
Sources and Uses of Liquidity from Financing Activities
For the nine months ended September 30, 2021, we used $742.2 million in net cash flows from financing activities. On an adjusted basis for the same period, we used $217.4 million in net cash flows from financing activities, primarily related to cash outflows of $158.3 million in net repayments on our U.S. Floorplan Line (representing the net cash activity in our floorplan offset account), $33.7 million in net repayments on other debt, $18.6 million related to the repurchase of our common stock and $17.9 million in dividend payments, partially offset by $7.4 million in net borrowings on our Acquisition Line.
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
The following table summarizes the commitment of our credit facilities as of September 30, 2021 (in millions):

	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,396.0	$40.9	$1,355.1
Acquisition Line (2)	349.0	66.7	282.3
Total revolving credit facility	1,745.0	107.6	1,637.4
FMCC Facility (3)	300.0	26.1	273.9
Total U.S. credit facilities (4)	$2,045.0	$133.7	$1,911.3
(1) The available balance at September 30, 2021, includes $331.2 million of immediately available funds. The remaining available balance can be used for vehicle inventory financing.
(2) The outstanding balance of $66.7 million is related to outstanding letters of credit of $12.6 million and $54.1 million in borrowings. The borrowings outstanding under the Acquisition Line included no USD borrowings and £40.0 million of GBP borrowings translated at the spot rate on the day borrowed, solely for the purpose of calculating the outstanding and available borrowings under the Acquisition Line in accordance with the credit facility agreement. The available borrowings may be limited from time to time, based on certain debt covenants.
(3) The available balance at September 30, 2021, includes $3.5 million of immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4) The outstanding balance excludes $251.0 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
We have other credit facilities in the U.S., the U.K. and Brazil with third-party financial institutions, most of which are affiliated with the automobile manufacturers that provide financing for portions of our new, used and rental vehicle inventories. In addition, we have outstanding debt instruments, including our 4.00% Senior Notes, as well as real estate related and other debt instruments. Refer to Note 8. Debt in our Notes to Condensed Consolidated Financial Statements for further information.
New 4.00% Senior Notes
On October 21, 2021, we issued an additional $200.0 million aggregate principal amount of our 4.00% Senior Notes due 2028 (the “New Notes”) for net proceeds of approximately $199.7 million. The New Notes will have identical terms as the initial 4.00% Senior Notes issued on August 17, 2020, and will be treated as a single class of securities.

Bridge Facility
In connection with entering into the Purchase Agreement, we entered into a commitment letter, dated September 12, 2021 (the “Commitment Letter”), with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which, among other things, Wells Fargo has committed to provide a portion of the debt financing for the Prime Acquisition, consisting of a $250.0 million unsecured bridge loan (the “Bridge Facility”), on the terms and subject to the conditions set forth in the Commitment Letter. Although Wells Fargo has committed to fund up to $250.0 million under the Bridge Facility, we anticipate utilizing only a portion of such commitment to finance the Prime Acquisition. The Bridge Facility is subject to mandatory prepayment at 100% of the outstanding principal amount thereof with the net proceeds from the issuance of any debt securities of us and upon other specified events. The obligation of Wells Fargo to provide this debt financing is subject to a number of customary conditions, including, without limitation, execution and delivery of certain definitive documentation.
Covenants
Our Revolving Credit Facility, indentures governing our senior notes and certain mortgage term loans contain customary financial and operating covenants that place restrictions on us, including our ability to incur additional indebtedness, create liens or to sell or otherwise dispose of assets and to merge or consolidate with other entities. Certain of our mortgage agreements contain cross-default provisions that, in the event of a default of certain mortgage agreements and of our Revolving Credit Facility, could trigger an uncured default.
As of September 30, 2021, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of September 30, 2021
	Required	Actual
Total adjusted leverage ratio	< 5.50	1.54
Fixed charge coverage ratio	> 1.20	5.81
As of September 30, 2021, we had $296.9 million of cash on hand and an additional $334.7 million invested in our floorplan offset accounts, bringing total cash liquidity to $631.6 million. In addition, we had $282.3 million of additional borrowing capacity on our Acquisition Line, bringing total immediate liquidity to $913.9 million as of September 30, 2021. Based on our position as of September 30, 2021, and our outlook as discussed within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 8. Debt and Note 9. Floorplan Notes Payable in our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of September 30, 2021.
Share Repurchases and Dividends
Our Board of Directors from time to time, authorizes the repurchase of shares of our common stock up to a certain monetary limit. During the nine months ended September 30, 2021, 125,069 shares were repurchased at an average price of $148.79 per share, for a total of $18.6 million. As of September 30, 2021, we had $150.1 million available under our current share repurchase authorization.
During the three months ended September 30, 2021, our Board of Directors approved a quarterly cash dividend of $0.34 per share on all shares of our common stock, which resulted in $6.0 million paid to common shareholders and $0.2 million to unvested RSA holders. During the nine months ended September 30, 2021, we have declared cash dividends of $0.98 per share on all shares of our common stock, for a total of $17.2 million paid to common shareholders and $0.5 million to unvested RSA holders.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided regarding our foreign currency exchange rates and financial instruments to which we are a party at September 30, 2021, and from which we may incur future gains or losses from changes in market interest rates and/or foreign currency rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Interest Rates
We have interest rate risk on our variable-rate debt obligations, primarily consisting of our U.S. Floorplan Line. Based on the amount of variable-rate borrowings outstanding of $0.8 billion and $1.6 billion as of September 30, 2021 and 2020, respectively, a 100 basis-point change in interest rates would have resulted in an approximate $1.2 million decrease and a $6.9 million increase to our annual interest expense, respectively, after consideration of the interest rate swaps in effect.
Our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the nine months ended September 30, 2021 and 2020, we recognized $40.6 million and $33.0 million of interest assistance as a reduction of new vehicle cost of sales, respectively.
For additional information about the potential impact of LIBOR phase out on our results of operations, see Item 1A. Risk Factors of our 2020 Form 10-K.
Foreign Currency Exchange Rates
The functional currency of our U.K. subsidiaries is the GBP and of our Brazil subsidiaries is the BRL. Our exposure to fluctuating foreign currency exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average foreign currency exchange rates for the GBP to the USD would have resulted in a $181.9 million and $145.0 million decrease to our revenues for the nine months ended September 30, 2021 and 2020, respectively. A 10% devaluation in average foreign currency exchange rates for the BRL to the USD would have resulted in a $20.7 million and $16.7 million decrease to our revenues for the nine months ended September 30, 2021 and 2020, respectively.
For additional information about our market sensitive financial instruments, refer to Note 6. Financial Instruments and Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2021, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, during the nine months ended September 30, 2021, there were no changes to the Risk Factors disclosed in Item 1A. Risk Factors of our 2020 Form 10-K.
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
Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, reductions in access to capital or credit, labor strikes or similar disruptions (including within their major suppliers), supply shortages, rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products, including due to bankruptcy, product defects, litigation, ability to keep up with technology and business model changes, poor product mix or unappealing vehicle design, governmental laws and regulations, natural disasters or other adverse events. In particular, all our OEMs are investing material amounts to develop electric and autonomous vehicles. These investments could cause financial strain on our OEMs or fail to deliver attractive vehicles for customers which could lead to adverse impacts on our business. The OEMs are also impacted by the COVID-19 pandemic’s impact on the economy, factory production, parts shortages, including semiconductor chips, and other disruptions. These and other risks could have a material adverse effect on the financial condition of any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could have a material adverse effect on our business, results of operations and financial condition.
During the nine months ended September 30, 2021 and through the date of this report, vehicle manufacturers were producing and delivering fewer vehicles to our dealerships due to a global semiconductor chip shortage. The chip shortage is impacting the automobile industry’s new vehicle production which has decreased our new vehicle inventory. Our new vehicle days’ supply of inventory was approximately 14 days for the quarter ended September 30, 2021, as compared to 20 days for the quarter ended June 30, 2021, 52 days for the quarter ended December 31, 2020, and 41 days for the quarter ended September 30, 2020. If new vehicle days’ supply of inventory continues to decline, it will impact our ability to satisfy customer demand. It is impossible to predict with certainty the duration of the semiconductor chip shortage, but we expect our inventory levels to be low through the remainder of 2021 and into the first half of 2022. If our manufacturers’ production remains at current reduced levels or continues to decline, diminishing our ability to meet the immediate needs of our customers, the semiconductor shortage could have a material and adverse impact on our financial and operating results.
Additionally, many U.S. manufacturers of vehicles, parts and supplies are dependent on imported products and raw materials in their production. Any significant increase in existing tariffs on such goods and raw materials, or implementation of new tariffs, could adversely affect our profits on the vehicles we sell.

Vehicle manufacturers may alter their distribution models.
Certain of our vehicle manufacturers serving the U.K. market recently announced plans to explore an agency model for selling new vehicles. Under an agency model, our franchised dealerships would receive a fee for facilitating the sale of a new vehicle to a customer but would no longer record the vehicle in inventory, as has been historical practice. The agency model, if adopted, would reduce revenues, although the other impacts to our U.K. segment and consolidated results of operations remain uncertain. We are uncertain if agency models will be widely adopted in the U.K. and, if so, the impact to our results of operations.
We cannot assure you that manufacturers will approve our operation of dealership locations acquired in connection with the Prime Acquisition in a timely manner, if at all, which may have a material adverse effect on our acquisition strategy.
In connection with the Prime Acquisition, we must obtain manufacturer approval in order to operate the associated dealerships. However, manufacturer approval is not a condition to the closing of the Prime Acquisition, and we are obligated to close on the Prime Acquisition even if we are unable to obtain the necessary manufacturer approvals with respect to some or all of the associated dealerships.
Receipt of manufacturer approval may be subject to established limitations or guidelines, including the:
•number of such manufacturers’ dealership locations that may be acquired by a single owner;
•number of dealership locations that may be acquired in any market or region;
•percentage of market share that may be controlled by one automotive retailer group;
•ownership of dealership locations in contiguous markets;
•performance requirements for existing dealership locations; and
•frequency of acquisitions and other expansions.
In addition, some manufacturers require that no other manufacturers’ brands be sold from the same dealership location, and many manufacturers have site control agreements in place that limit our ability to change the use of the facility without their approval. Therefore, there are no assurances we will get approval and be able to operate the dealerships associated with the Prime Acquisition.
If we are unable to obtain the necessary manufacturer consents, enter into new franchise agreements, or maintain or renew the existing franchise agreements on favorable terms in connection with the Prime Acquisition, our operations may be significantly impaired, and we may be required to sell such non-approved dealerships and related assets at our sole expense and potentially at a loss.
The Prime Acquisition, if consummated, will create numerous risks and uncertainties which could adversely affect our business, financial condition and results of operations.
After consummation of the Prime Acquisition, we will have a significantly larger business and more assets and employees than we did prior to the transaction. The integration process will require us to expend significant capital and significantly expand the scope of our operations and financial and other systems. Our management will be required to devote a substantial amount of time and attention to the process of integrating the operations of Prime into our business. There is a great degree of difficulty and management involvement inherent in that process. These difficulties include:
•integrating the operations of Prime while carrying on the ongoing operations of our business;
•managing a significantly larger company than before consummation of the Prime Acquisition;
•the possibility of faulty or inaccurate assumptions underlying our expectations regarding the integration process, including, among other things, unanticipated delays, costs or inefficiencies;
•the effects of unanticipated liabilities;
•operating a more diversified business;
•integrating two separate business cultures, which may prove to be incompatible;
•attracting, retaining and motivating the necessary personnel associated with the business of Prime following the Prime Acquisition;

•implementing uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and
•integrating information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems.
As a private company, Prime was not required to obtain an audit of its internal control over financial reporting or otherwise have such internal control assessed, except to the extent required in connection with audits pursuant to GAAP; however, following the consummation of the Prime Acquisition, the financial systems of Prime will be integrated into our financial system and subject to the internal control audit required with respect to the Company as a public company.
If any of these factors limits our ability to integrate Prime into our operations successfully or on a timely basis, our expectations regarding future results of operations, including certain run-rate synergies expected to result from the Prime Acquisition, might not be met. As a result, we may not be able to realize the expected benefits that we seek to achieve from the Prime Acquisition. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business, including efforts to further expand our product portfolio.
If the Prime Acquisition is consummated, our post-closing recourse for liabilities related to Prime is limited.
As part of the Prime Acquisition, we will assume certain liabilities of Prime. There may be liabilities that we failed or were unable to discover in the course of performing due diligence investigations into Prime. In addition, as Prime is integrated into our business, we may learn additional information about Prime, such as unknown or contingent liabilities or other issues relating to the operations of Prime. Any such liabilities or issues, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations. Under the Purchase Agreement, the sellers will be liable for certain breaches of representations, warranties and covenants but our recovery may be contingent upon the aggregate damages arising out of any such breaches exceeding specified dollar thresholds and is subject to other time-based and monetary-based limitations. Accordingly, we may not be able to enforce certain claims against the sellers with respect to liabilities of Prime.
The purchase price for the Prime Acquisition could increase significantly from our estimates, which may adversely impact our liquidity.
The estimated Purchase Price for the Prime Acquisition is based, in part, on the value of the vehicle inventory at the Prime dealerships as of July 31, 2021. The actual purchase price will be based, in part, on the value of vehicle inventory at the Prime dealerships on the closing date of the Prime Acquisition. The value of vehicle inventories at automobile dealerships fluctuates significantly due to changes in economic conditions, the availability of consumer financing and the seasonality of demand for vehicles, among other factors. If the value of the vehicle inventory at the Prime dealerships is greater than we estimated at July 31, 2021, we will be required to pay additional purchase price consideration, which may require us to draw on existing sources of liquidity, including the Revolving Credit Facility and cash on hand. To the extent we are required to pay a higher purchase price for the Prime Acquisition, we may have less liquidity to fund our other operations and growth strategies, which may adversely impact our financial condition, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. On October 5, 2020, our Board of Directors approved a $200.0 million share repurchase authorization. Our share repurchase authorization does not have an expiration date. During the three months ended September 30, 2021, we did not repurchase any shares of our common stock. As of September 30, 2021, we had $150.1 million available under our current share repurchase authorization.
Future share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant.
Item 6. Exhibits
The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

EXHIBIT INDEX

Exhibit Number		Description

2.1*#	—	Purchase Agreement, dated as of September 12, 2021, by and among Group 1 Automotive, Inc., GPB Portfolio Automotive, LLC, Capstone Automotive Group, LLC, Capstone Automotive Group II, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC and Prime Real Estate Holdings, LLC
3.1	—
Amended and Restated Certificate of Incorporation of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)

3.2	—	Third Amended and Restated Bylaws of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 6, 2017)
10.1*	—	Commitment Letter, dated as of September 12, 2021, by and among Group 1 Automotive, Inc. and Wells Fargo Bank, National Association
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in exhibit 101)

*	Filed or furnished herewith
†	Management contract or compensatory plan or arrangement
#	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

Date:	November 4, 2021	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer