Form 10-K
period 2021-12-31
GROUP 1 AUTOMOTIVE INC
filed 2022-02-23
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐        No  ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $2.7 billion based on the reported last sale price of common stock on June 30, 2021, which was the last business day of the registrant’s most recently completed second quarter.
As of February 18, 2022, there were 17,040,503 shares of our common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference into Part III of this Form 10-K.

i

GLOSSARY OF DEFINITIONS
The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Brexit	Withdrawal of the U.K. from the EU
BRL	Brazilian Real (R$)
CODM	Chief Operating Decision Maker
COVID-19 pandemic	Coronavirus disease first emerging in December 2019 and resulting in the ongoing global pandemic in 2020 and 2021
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPS	Earnings per share
EU	European Union
F&I	Finance, insurance and other
FASB	Financial Accounting Standards Board
FMCC	Ford Motor Credit Company
GAAP	Accounting principles generally accepted in the U.S.
GBP	British Pound Sterling (£)
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
NOL	Net operating loss
NYSE	New York Stock Exchange
OEM	Original equipment manufacturer
PRU	Per Retail Unit
ROU	Right-of-use
RSA	Restricted stock award
RSU	Restricted stock unit
SAAR	Seasonally adjusted annual rate of vehicle sales
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
USD	United States Dollar
U.K.	United Kingdom
U.S.	United States of America
WACC	Weighted average cost of capital

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Unless the context requires otherwise, references to “we,” “us,” “our,” or “the Company” mean the business and operations of Group 1 Automotive, Inc. and its subsidiaries.
This Annual Report on Form 10-K (“Form 10-K”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements include, but are not limited to, statements concerning our strategy, future operation performance, future liquidity and availability of financing, capital allocation, the completion of future acquisitions and divestitures, business trends in the retail automotive industry and changes in regulations. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions are intended to identify forward-looking statements.
These forward-looking statements are based on our expectations and beliefs as of the date of this Form 10-K concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable when and as made, there can be no assurance that future developments affecting us will be those that we anticipate. Our forward-looking statements involve significant risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, the risks set forth in Item 1A. Risk Factors.
Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made, except as required by law.

PART I
Item 1. Business
General
Group 1 Automotive, Inc. is a leading operator in the automotive retail industry. Through our omni-channel platform, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. We operate in geographically diverse markets that extend across 17 states in the U.S. and across 35 towns in the U.K. As of December 31, 2021, our retail network consisted of 147 dealerships in the U.S. and 55 dealerships in the U.K.
The following chart presents total revenues and gross profit contribution from our operations by new vehicle, used vehicle, parts and service and F&I for the year ended December 31, 2021:
On November 12, 2021, we entered into a Share Purchase Agreement (the “Brazil Agreement”) with Original Holdings S.A. (“Buyer”). Pursuant to the terms and conditions set forth in the Agreement, Buyer will acquire 100% of the issued and outstanding equity interests of our Brazilian operations (the “Brazil Disposal Group”) for approximately BRL 510 million in cash (the “Brazil Disposal”). The transaction is expected to close before the end of the second quarter of 2022. The Brazil Disposal Group met the criteria to be reported as discontinued operations. Therefore, the related assets, liabilities and operating results of the Brazil Disposal Group are reported as discontinued operations (the “Brazil Discontinued Operations”) for all periods presented. Effective as of the fourth quarter of 2021, we are aligned into two reportable segments: the U.S. and the U.K. Refer to Note 20. Segment Information within our Notes to Consolidated Financial Statements within this Form 10-K for further information on our reportable segments. Refer to Note 4. Discontinued Operations and Other Divestitures within the Notes to Consolidated Financial Statements within this Form 10-K, for additional information regarding business dispositions. Unless otherwise specified, disclosures in this Form 10-K reflect continuing operations only.
On November 17, 2021, we completed the acquisition of the Prime Automotive Group (“Prime”), including 27 dealerships, certain real estate and three collision centers in the Northeastern U.S. On November 18, 2021, we completed the purchase of a 28th Prime dealership (together, with the previously identified acquisitions from Prime, collectively referred to as the “Prime Acquisition”). The aggregate consideration for the Prime Acquisition was approximately $934.2 million.
On October 18, 2021, we completed the acquisition of Capital City Honda in Sacramento, California.

On October 4, 2021, we completed the acquisition of Classic Chrysler Dodge Jeep Ram of Denton and Classic Mazda of Denton within the greater Dallas-Fort Worth metro area of Texas.
On July 6, 2021, we completed the acquisition of Robinsons Motor Group in northeast London, U.K., with operations representing the family of brands offered by the Volkswagen Group, along with one Citroen dealership.
On March 16, 2021, we completed the acquisition of two Toyota dealerships located in Hyannis and Orleans on Cape Cod in Massachusetts.
In addition, we also disposed of four franchises and terminated two franchises. Refer to Note 3. Acquisitions within the Notes to Consolidated Financial Statements within this Form 10-K, for additional information regarding acquisitions.
Dealership Operations
Our new vehicle revenues include new vehicle sales and new vehicle lease transactions, sold at our dealerships or via our digital platform, AcceleRide®. We sell retail used vehicles directly to our customers at our dealerships or via AcceleRide® and wholesale used vehicles at third party auctions. We sell replacement parts and provide both warranty and non-warranty (i.e., customer-pay) maintenance and repair services at each of our franchised dealerships, as well as provide collision repair services at the 46 collision centers that we operate. We also sell parts to wholesale customers. Revenues from our F&I operations consist primarily of fees for arranging financing and selling vehicle service and insurance contracts in connection with the retail sale of a new or used vehicle. We offer a wide variety of third-party finance, vehicle service and insurance products in a convenient manner at competitive prices. To increase transparency to our customers, we offer all of our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.
The following chart presents our diversity of new vehicle unit sales by manufacturer for the year ended December 31, 2021:

The following table shows our new vehicle unit sales geographic mix for the year ended December 31, 2021 and our franchise count as of December 31, 2021:

		New vehicle unit sales geographic mix (%)	Franchises
Region	Geographic Market
U.S.	Texas	40.3	76
	Oklahoma	7.3	20
	Massachusetts	7.0	26
	California	5.5	5
	Georgia	4.6	9
	Florida	2.7	4
	New Jersey	2.2	9
	Louisiana	2.0	5
	New Hampshire	1.9	5
	South Carolina	1.9	3
	New Mexico	1.5	8
	Kansas	1.5	3
	Alabama	0.9	2
	Mississippi	0.7	1
	Maryland	0.6	2
	Maine	0.3	11
	New York	0.1	4
		80.9	193

U.K.	United Kingdom	19.1	75
		100.0	268
Business Strategy
Our business strategy is built upon our commitment to maximize the return on investment for our stockholders. We are focused on four key initiatives, as further described below, to deliver upon this commitment in 2022.
•strategic acquisitions and dispositions;
•digital initiatives to enhance the customer experience and efficiency of operations;
•parts and service growth; and
•used vehicle retail growth.
Strategic Acquisitions and Dispositions
In 2021, the retail automotive industry experienced multiple merger and acquisition transactions aimed at further consolidation of the industry. Despite the significant increase in merger and acquisition activity in 2021, the industry remains fragmented to a significant degree. We believe there will continue to be opportunity for consolidation within the industry in 2022. Consistent with our acquisition activity completed in 2021, we intend to capitalize on growth opportunities, specifically focusing on strategic acquisitions that enhance our dealership portfolio.
We evaluate all brands and geographies to expand our portfolio, seeking to acquire dealerships that represent growing brands, in growth-positioned markets. Acquisitions completed within our existing markets provide us a competitive advantage, allowing us to capitalize on economies of scale, providing for cost savings opportunities in key expense areas such as used vehicle sourcing, advertising, purchasing, data processing and personnel utilization.
In 2021, we completed acquisitions in both our U.S. and U.K. regions, including Prime, the largest acquisition of a single dealership group in the Company’s history. The expected aggregate annualized revenues, estimated at the time of the acquisitions, were $2.5 billion. For additional information regarding the acquisitions completed in 2021, refer to Note 3. Acquisitions within our Notes to Consolidated Financial Statements.

In addition to improving our portfolio of dealerships through acquisitions, from time to time, we make decisions to dispose of certain dealerships. In some instances, we dispose of underperforming dealerships where we no longer believe opportunity exists for improvement. We may also dispose of certain dealerships in order to complete strategic acquisition opportunities as a result of our franchise agreement requirements. For instance, we may dispose of a less significant dealership to allow us to acquire a more substantial dealership within the same or another geographic area based on the respective franchise agreement requirements.
The Brazil Disposal was the result of a strategic decision to exit the Brazilian geographic market, allowing for redeployment of capital to other areas of our business. Refer to Note 4. Discontinued Operations and Other Divestitures within our Notes to Consolidated Financial Statements for additional information regarding the Brazil Disposal.
Digital Initiatives to Enhance the Customer and Employee Experience
We provide an omni-channel experience to our customers, ensuring that we can do business with our customers where and when they want to do business. To deliver on our omni-channel experience, in addition to our investment in physical locations, we offer our customers and employees a modern retailing software and process.
AcceleRide® Digital Platform
Our online retail platform, AcceleRide®, modernizes the customer experience, allowing a customer to buy, sell or schedule vehicle service through the digital platform. AcceleRide® was deployed to all of our existing U.S. and U.K. dealerships in 2019 and the first quarter of 2021, respectively, with deployment to acquired dealerships typically within three months of a completed acquisition. We expect to complete the roll out of AcceleRide® to the dealerships acquired as part of the Prime Acquisition by March 2022. Prior to this planned rollout, Prime had no significant online retailing presence.
Our customers can easily complete a vehicle transaction entirely online, including applications for finance and selection of F&I products, or start the sales process online and complete the transaction at one of our dealerships. Customers selling their used vehicles through AcceleRide® can receive real-time electronic payment through Zelle®. Customers can even utilize our AcceleRide® platform in the dealerships, working with a sales representative, to complete as much or as little of the buying and selling process as they would prefer. For instance, the customer can utilize the AcceleRide® platform to complete their finance application directly as opposed to providing the sales professional the information to enter.
During the year ended December 31, 2021, U.S. total online retail unit sales increased 77.2% to 19,586 units, compared to the same period in 2020.
Our parts and service digital efforts focus on our online customer scheduling appointment system within AcceleRide®. We have seen continued growth in the percentage of appointments scheduled online over the past few years as we have continued to enhance this tool. We have and continue to focus on improved integration with our parts and service customers by offering preferred communication options via dealership apps, phone, text or email and online payment options.
Process Automation
We are capitalizing on technology advances in robotic process automation and artificial intelligence to improve our marketing, call center and back-office efficiency. We continuously evaluate our processes to identify opportunities for process automation, including the use of robotics, enabling us to bring our customers’ vehicle inventory selection on a more expedited basis, process parts inventory and F&I products transactions quicker and price cars more competitively for our customers using the latest and most accurate information available. We believe our continued focus on process automation is a key value differentiator within the industry for our stockholders. Process automation allows for more efficient absorption of acquired dealership back-office responsibilities and improved dealership performance.

Parts and Service Growth
We remain focused on sustained growth in our higher margin parts and service operations which continue to hinge on the retention and hiring of skilled service technicians and advisors. Many of our U.S. service operations utilize a four-day work week for service technicians and advisors which allows us to expand our hours of operations during the week. This change has resulted in increased service technician and advisor retention, thereby expanding our service capacity without investing additional capital in facilities. We intend to transition additional service operations to a four-day work week in 2022 as we hire additional skilled service technicians to enable this change in schedule and expanded capacity.
Our online service appointment platform and centralized call centers have improved the customer experience. We seek to increase the retention of our customers through more convenient service hours, training of our service advisors, selling service contracts with vehicle sales and customer relationship management software that allows us to provide targeted marketing to our customers.
The increasing complexity of vehicles, especially in the area of electronics and technological advancements, is making it increasingly difficult for independent repair shops to maintain the expertise and technology to work on these vehicles and provides us the opportunity to increase our market share well into the future. Our service departments are equipped for any Electric Vehicle (“EV”) make and any model on the road today.
Used Vehicle Retail Growth
Used vehicles represent a stable consumer end market with approximately 41.0 million units sold in 2021 in the U.S. according to the North American Automotive Dealers Association. The retail market is a fragmented market with franchised dealers having a less than 40% market penetration. Used vehicle gross profit depends primarily on a dealership’s ability to obtain a high-quality supply of used vehicles at reasonable prices.
We believe our franchised dealer network and approach to used vehicle sourcing provide us a competitive advantage. We acquire a substantial majority of our used vehicle inventory directly from our customers through trade-ins, direct buys and lease returns. In October 2020, we introduced “Sell A Ride” to our AcceleRide® platform to increase our ability to purchase used vehicle inventory directly from customers with a cash offer within 30 minutes during business hours, home pickup and immediate payment through Zelle®, a U.S. based digital payments network. To a lesser extent, our dealerships supplement their used vehicle inventory with purchases at auctions, including manufacturer-sponsored auctions available only to franchised dealers.
We employ data driven pricing strategies to ensure that our used vehicles are priced to market. This generates more traffic to our omni-channel platform. We review our market pricing on a constant basis and work to limit discounting from our advertised prices.
Competition
The automotive retail industry is highly competitive across all our service lines. Consumers have an increasing number of choices when deciding where and how to (i) purchase a new or used vehicle as well as select related vehicle financing and insurance products; (ii) purchase related parts and accessories; and (iii) procure vehicle maintenance and repair services.
New and Used Vehicles Sales
We believe the principal competitive factors in the automotive retailing business are location, service, price, selection, online capabilities and established customer relationships. In the new vehicle market, our dealerships compete with other franchised dealerships in their market areas, as well as auto brokers, leasing companies and internet companies that provide referrals to, or broker vehicle sales with, other dealerships or customers. We are subject to competition from dealers that sell the same brands of new vehicles that we sell and from dealers that sell other brands of new vehicles that we do not sell in a particular market. Our new vehicle dealer competitors also have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we do. We do not have any cost advantage in purchasing new vehicles from vehicle manufacturers, and our current franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area.
In the used vehicle market, our dealerships compete both in their local market and nationally with other franchised dealers, large multi-location used vehicle retailers, local independent used vehicle dealers, automobile rental agencies and private parties for the supply and resale of used vehicles.

The internet has also become a significant part of the advertising and sales process in our industry. Customers are using the internet as part of the sales process to compare pricing for cars and related F&I services, which may increase competition and reduce gross profit margins for new and used cars and profits for related F&I services. Some retailers offer vehicles for sale over websites without the benefit of having a dealership franchise, although they must currently source their vehicles from a franchised dealer. Several companies are currently manufacturing EVs for sale primarily through the internet without using the traditional dealer-network. In response, in October 2020, we introduced “Sell A Ride” to our AcceleRide® platform to increase our ability to purchase used vehicle inventory directly from customers with a cash offer within 30 minutes during business hours, home pickup and payment available within one hour.
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
Relationships and Agreements with our Manufacturers
Each of our U.S. dealerships operates under one or more franchise agreements with vehicle manufacturers (or authorized distributors). The franchise agreements grant the franchised automobile dealership a non-exclusive right to sell the manufacturer’s or distributor’s brand of vehicles and offer related parts and service within a specified market area. These franchise agreements also grant franchised dealerships the right to use the manufacturer’s or distributor’s trademarks in connection with their operations, and impose numerous operational requirements and restrictions relating to, among other things, inventory levels, working capital levels, the sales process, sales performance requirements, customer satisfaction standards, marketing and branding, facility standards and signage, personnel, changes in management, change in control and monthly financial reporting.
Most of our dealerships’ franchise agreements continue indefinitely and those with definite terms are renewed or superseded by a new agreement. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including unapproved changes of ownership or management and performance deficiencies in such areas as sales volume, sales effectiveness and customer satisfaction. In most cases, manufacturers have renewed the franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. From time to time, certain manufacturers may assert sales and customer satisfaction performance requirements under the terms of our framework or franchise agreements. We work with these manufacturers to address any performance issues.
In general, the U.S. jurisdictions in which we operate have automotive dealership franchise laws, providing that, notwithstanding the terms of any franchise agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It generally is difficult, outside of bankruptcy, for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers.

The U.K. generally does not have automotive dealership franchise laws and, as a result, our U.K. dealerships operate without these types of specific protections. However, similar protections may be available as a matter of general U.K. contractual law. In addition, our U.K. dealerships are subject to U.K. antitrust rules prohibiting certain restrictions on the sale of new vehicles and spare parts and on the provision of repairs and maintenance. For example, as a matter of 2020 EU law, authorized dealers are generally able to, subject to manufacturer facility requirements, relocate or add additional facilities throughout the EU, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on cross supplies (including on transfers of dealerships) between existing authorized dealers within the EU. However, certain restrictions on dealerships may be permissible, provided the conditions set out in the relevant EU Block Exemption Regulations are met. The U.K. formally exited the EU on January 31, 2020, and the EU and the U.K. reached an agreement in principle as set out in the EU-U.K. Agreement, which became provisionally applicable on January 1, 2021. The EU-U.K. Agreement commits the parties to maintaining antitrust/competition law based on the common principles underlying the respective competition frameworks, and envisages cooperation and coordination between the U.K. and EU competition authorities. Similarly, as of January 1, 2021, the relevant EU Block Exemption Regulations remain in effect under domestic U.K. law, as amended in accordance with the U.K. competition framework, but may be further amended, revoked or extended by subsequent U.K. law.
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
Data Privacy
We are subject to numerous laws and regulations designed to protect information of clients, customers, employees and other third parties that we collect and maintain. Some of the more significant regulations that we are required to comply with include the EU’s General Data Protection Regulation (“GDPR”) and, the California Consumer Privacy Act (“CCPA”) and the Federal Trade Commission (“FTC”) Safeguards Rule. These regulations provide for various data protection requirements related to protection of customer’s personally identifiable information, notice requirements related to data breaches and obligations to inform a consumer, at or before collection, of the purpose and intended use of the collection, and to delete a consumer’s personal information upon request. If an EU or non-EU organization violates the GDPR, the organization can be fined up to 4% of annual global turnover or 20 million euros, whichever is greater. Our dealerships in California are required to comply with the CCPA, which became effective in January 2020. The CCPA also allows the California Attorney General to bring actions against non-compliant businesses with fines of $2,500 per violation or, if intentional, up to $7,500 per violation. The FTC Safeguards Rule contains procedural, technical and personnel requirements that financial institutions, including dealers, must satisfy to meet their information security obligations.
Environmental and Occupational Health and Safety Laws and Regulations
Our business activities in the U.S. and the U.K. are subject to stringent federal, regional, state and local laws, regulations and other controls governing specific health and safety criteria to address worker protection, the release of materials into the environment or otherwise relating to environmental protection. Our operations involve the use, handling and storage of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and fuel. We contract for recycling and/or disposal of used fluids, filters and other waste materials generated by our operations.

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
The threat of climate change continues to attract considerable attention in the U.S., U.K. and elsewhere globally. As a result, numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government, in locations affecting our business, to monitor and limit existing emissions of greenhouse gas (“GHG”), as well as to restrict or eliminate such future emissions. Gas and diesel-powered automobiles are one source of GHG emissions and in the recent past, the U.S. Environmental Protection Agency (“EPA”), together with the National Highway Traffic Safety Administration (“NHTSA”), implemented GHG emissions limits on vehicles manufactured for operation in the U.S. On January 20, 2021, President Joe Biden issued an executive order recommitting the United States to participation in the Paris Agreement, which is a United Nations-sponsored, non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. The U.K. is similarly committed to the Paris Agreement, with the U.K. announcing in late 2020 that it plans to ban sales of new gasoline and diesel-powered vehicles after 2030.
Vehicle manufacturers in the U.S. are also subject to regulations by the EPA and the NHTSA that establish corporate average fuel economy (“CAFE”) standards applicable to light-duty vehicles. California and other states have indicated they would pursue more stringent CAFE and GHG standards than required by current EPA and NHTSA standards. Comparable laws and regulations have been enacted in the U.K. Our OEMs require lead time to prepare new vehicle models and more stringent regulations could result in increased costs and time constraints, or result in our OEMs deciding to increase production targets of EVs in anticipation of such regulations. These developments could also significantly increase our costs of operation as well as reduce our volume of business. For additional information, see Item 1A. Risk Factors within this Form 10-K.
Insurance and Bonding
Our operations expose us to the risk of various liabilities, including:
•claims by employees, customers or other third parties for personal injury or property damage;
•weather events, such as hail, flood, tornadoes and hurricanes; and
•potential fines and civil and criminal penalties resulting from alleged violations of federal and state laws, regulatory requirements and other local laws in the jurisdictions in which we operate.
The automotive retailing business is also subject to substantial risk of real and personal property loss as a result of significant concentration of real and personal property values at dealership locations. Under self-insurance programs, we retain various levels of risk associated with aggregate loss limits and per claim deductibles. In certain cases, we insure costs in excess of our retained risk under various contracts with third-party insurance carriers. Although we believe our insurance coverage is adequate, we cannot assure that we will not be exposed to uninsured losses that could have a material adverse effect on our business, results of operations and financial condition. We are also subject to potential premium cost fluctuations and changes in loss retention limits with the annual renewal of these programs.
For further discussion, refer to Item 1A. Risk Factors, within this Form 10-K.
Human Capital
The key to our success is the talent of our people. Our core values — Integrity, Transparency, Professionalism, Teamwork and Respect — define our culture and help us attract and retain talented employees. Our employee survey results indicate we have established the correct core values and our relationship with our employees is favorable. As of December 31, 2021, we had 13,711 employees (full-time, part-time and temporary), of which 10,813 were employed in the U.S. and 2,898 in the U.K.

Training and Recognition
We offer a variety of approximately 200 training courses to employees based on job categories, including a management training program and a technician training program. The majority of our training is offered through our online training platform. In addition to job specific courses, we also offer leadership training and diversity training. Employees have opportunities for various certification levels based on training completed and tenure. The certification levels include an employee rewards program.
Diversity, Equity and Inclusion (“DEI”)
We established a DEI council that is chaired by our Chief Diversity Officer. The council’s mission is to foster a diverse and inclusive culture where employees of all backgrounds are respected, valued and developed. We enhance employee engagement in DEI by offering training, recruitment and career path development where a sense of belonging is apparent throughout the organization. The council has four primary areas of focus: Talent Acquisition, Talent Development, Community Building and Women in the Workplace. The council consists of a diverse group of employees, providing representation across the organization. Each area has an employee chairperson, as well as an executive sponsor. In addition, employees participate in on-going diversity and inclusion training programs which were developed for us.
Employee Engagement
Employees are offered opportunities to enroll in quarterly wellness programs that are fully funded by us and also include the opportunity for family member participation. In addition, our medical plans include opportunities for lower monthly premiums for employees who receive an annual physical. Executive management participates in quarterly employee videos where the results of each quarter are shared with employees. Various other employee recognition programs are celebrated in our dealerships.
Environmental, Social and Governance (“ESG”)
Group 1 is working toward a more sustainable future by continually working to improve various aspects of our business in the ESG areas most relevant to us, our stakeholders and our industry. With oversight from our Board of Directors, throughout 2021 we performed a thorough review of our business operations pertaining to: hiring practices, equal pay, promotional practices, health and safety, health insurance, community impact, and environmental impact. We have aimed to formalize certain policies and further our alignment with our core values, including exploring further initiatives where we have identified a need or opportunity. We strive to create a culture where our employee base is diverse and inclusive, we provide equal pay and opportunities throughout the Company, and we care for our employees’ health and safety and the environment.
Environmental
Our commitment to sustainability includes reducing our impact on the environment and doing our share to contribute to a healthier planet. One of our principal business activities is the construction and operation of new and remodeled dealership facilities.
We continue to invest in numerous initiatives to improve our environmental footprint as we strive to be good stewards of the environment, such as climate control thermostats and LED lighting to improve our energy efficiency, solar panels to increase our usage of renewable energy, and up-to-date waste management systems to improve our handling of chemicals and other byproducts from our dealerships’ operations. We are continuously working with our OEM partners and third-party construction consultants to enhance the buying experience in our facilities and, while also doing what we can to reduce our environmental footprint.
In 2021, we established a team responsible for driving capital allocation recommendations and execution of the EV infrastructure in our dealerships. EV chargers, lifts, shop equipment and battery storage facilities are all critical elements to address the emerging market for EVs. We work closely with our manufacturing partners to enable access to these vehicles and play a large role in servicing them. We are certified to repair and service EVs, including Tesla electric vehicles at select locations. We provide EV batteries and parts. We are committed to supporting our customers who currently own EVs and those that purchase EVs in the future.
Social
As discussed above under “Human Capital,” we maintain a human capital strategy that supports a diverse and inclusive workforce with equal opportunity and programs for training and career advancement, strong benefits, incentives, and health, safety and wellness initiatives.

Governance
Our core values start at the top, with our Board of Directors. Our Board of Directors has four standing committees to assist in fulfilling its responsibilities: the Audit Committee, the Compensation & Human Resources Committee, the Governance and Corporate Responsibility Committee and the Finance/Risk Management Committee.
Our Governance and Corporate Responsibility Committee advises the Board of Directors on appropriate corporate governance guidelines and has direct oversight of our ESG policies and practices. Other Board of Directors’ committees also play a role in ESG, having oversight responsibilities across areas such as cybersecurity, human capital management, health & safety and corporate risk management. In addition, our management team and cross-functional subject matter experts are responsible for the implementation of our ESG strategy, initiatives and communications.
We believe the composition of our Board of Directors is critical to our success. As our Company continues to evolve, so do the perspectives, skills and experiences that the Board of Directors seeks in its director nominees. Since 2016, we have welcomed five new independent directors, each of whom brings extensive experience and fresh perspectives to enrich the Board of Directors’ dialogue and enhance its ability to effectively oversee our business. One-third of our directors are women, all of whom serve as committee chairs, and two of our members are non-U.S. citizens.
Much of our Board of Directors’ oversight work is delegated to various committees, which meet regularly and report back to the full Board. All committees have significant roles in carrying out the risk oversight function. Each committee is comprised entirely of independent directors (except the Finance/Risk Management Committee) and oversees risks associated with its respective area of responsibility.
At the corporate level, we established a Safety and Risk Steering Committee, which reviews the effectiveness of the Company’s risk management system, including a review of policies and all profiles of financial and non-financial risks.
We track and identify new and emerging risks, and to the extent they affect or could potentially affect our business, we develop action plans with assigned sponsors to address and mitigate that risk. We use an internal process to help identify if we have enough controls in place to properly manage each risk.
Seasonality
Our operating results are generally subject to seasonal variations, as well as changes in the economic environment. In the U.S., we generally experience higher volumes of vehicle sales and service in the second and third calendar quarters of each year. In addition, in some regions of the U.S., vehicle purchases decline during the winter months due to inclement weather. In the U.K., the first and third quarters tend to be stronger, driven by the vehicle license plate change months of March and September. Other factors unrelated to seasonality, such as changes in economic conditions, manufacturer incentive programs, supply issues, seasonal weather events and/or changes in foreign currency exchange rates may exaggerate seasonal or cause counter-seasonal fluctuations in our revenues and operating income. The COVID-19 pandemic and current economic environment, led by a supply chain disruption slowing the production of new vehicles, have led to a deviation from historical seasonal variations. As a result, historical seasonal variation patterns may not be an appropriate indicator of current and future trends in seasonal variations.
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
Market and Industry Risks
Availability and demand for and pricing of our products and services may be adversely impacted by economic conditions and other factors.
The automotive retail industry, and especially new vehicle unit sales, is influenced by general economic conditions, particularly consumer confidence, the level of personal discretionary spending, interest rates, exchange rates, fuel prices, technology and business model changes, supply conditions, consumer transportation preferences, unemployment rates and credit availability. Consumer spending can be materially and adversely impacted by periods of economic uncertainty or by consumer concern about manufacturer viability. Since the first quarter of 2020, there has been a worldwide impact from the COVID-19 pandemic. Global trade conditions and consumer trends that originated during the pandemic continue to persist and may also have long-lasting adverse impacts on us and our industry, independently of the progress of the pandemic. For example, pandemic-related issues have exacerbated port congestion and caused intermittent supplier shutdowns and delays.
Increased demand for personal electronics has created a shortfall of semiconductor chips, which in turn, has also adversely impacted production of new vehicles, parts and other supplies, thereby reducing new vehicle inventories, increasing new vehicle prices and limiting the availability of replacement parts. Under these conditions, automotive dealer profits have increased sharply as new vehicle prices and margins have more than offset the effects of lower new vehicle volume. At such time that semi-conductor chip shortages are resolved, vehicle production may increase, and new vehicle prices could decrease thereby resulting in reduced profitability at our dealerships.
A significant portion of our vehicles purchased by customers are financed. Tightening of the credit markets, increases in interest rates and credit conditions may decrease the availability or increase the costs of automotive loans and leases and adversely impact our new and used vehicle sales and margins. In particular, if sub-prime finance companies apply higher credit standards or if there is a decline in the overall availability of credit in the sub-prime lending market, the ability of consumers to purchase vehicles could be limited, which could have a material adverse effect on our business and results of operations.
In addition, local economic, competitive and other conditions affect the performance of our dealerships. Our results of operations depend substantially on general economic conditions and spending habits in those regions of the U.S. where we maintain most of our operations.
Deterioration in market conditions or changes in our credit profile could adversely affect our operations and financial condition.
We rely on the positive cash flow we generate from our operations and our access to the credit and capital markets to fund our operations, growth strategy, and return of cash to our shareholders through share repurchases and dividends. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to liquidity sources on favorable terms depends on multiple factors, including our operating performance and credit ratings. Our debt securities currently are rated just below investment-grade and a downgrade of this rating likely would negatively impact our access to the debt capital markets and increase our cost of borrowing. As a result, disruptions in the debt markets or any downgrade of our credit ratings could adversely affect our operations and financial condition and our ability to return cash to our shareholders. We can make no assurances that our ability to obtain additional financing through the debt markets will not be adversely affected by economic conditions or that we will be able to maintain or improve our current credit ratings.
The majority of our floorplan notes payable, mortgages and other debt are benchmarked to SOFR, which can be highly volatile as a result of changing economic conditions. Although we utilize derivative instruments to partially mitigate our exposure to interest rate fluctuations, significant increases in SOFR or other variable interest rates could have a material adverse impact on our interest expense due to the significance of our debt and floorplan balances. In February 2022, the U.S. Federal Reserve announced it expects to increase interest rates in 2022. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional analysis regarding our interest rate sensitivity.

We may fail to meet analyst and investor expectations, which could cause the price of our stock to decline.
Our common stock is traded publicly, and various securities analysts follow our financial results and frequently issue reports on us which include information about our historical financial results as well as their estimates of our future performance. These estimates are based on their own opinions and are often different from management’s estimates or expectations of our business. If our operating results are below the estimates or expectations of public market analysts and expectations of our investors, our stock price could decline.
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
During the year ended December 31, 2021, vehicle manufacturers were producing and delivering fewer vehicles to our dealerships due to a global semiconductor chip shortage. The semiconductor chip shortage is impacting the automobile industry’s new vehicle production, which, in turn, has decreased our new vehicle inventory. Our new vehicle days’ supply of inventory was approximately 12 days for the quarter ended December 31, 2021, as compared 53 days for the quarter ended December 31, 2020. If new vehicle days’ supply of inventory continues to decline, it will impact our ability to satisfy customer demand. It is impossible to predict with certainty the duration of the semiconductor chip shortage or when normalized production will resume at these manufacturers. If our manufacturers’ production remains at current reduced levels or continues to decline, diminishing our ability to meet the immediate needs of our customers, the semiconductor chip shortage could have a material and adverse impact on our financial and operating results.
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
The automotive retail industry is highly competitive. Within our markets we are subject to competition from franchised automotive dealerships and other businesses as it relates to new and used vehicles, parts and service as well as acquisitions. The internet has become a significant part of the advertising and sales process in our industry. Customers are using the internet to shop, and compare prices for new and used vehicles, automotive repair and maintenance services, finance and insurance products and other automotive products. If we are unable to effectively use the internet to attract customers to our own online channels, such as our AcceleRide® platform, and mobile applications, and, in turn, to our stores, our business, financial condition, results of operations and cash flows could be materially adversely affected. Additionally, the growing use of social media by consumers increases the speed and extent that information and opinions can be shared, and negative posts or comments on social media about us or any of our dealerships could damage our reputation and brand names, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Changes in consumer demand towards fuel efficient vehicles and EVs, and resulting shifts by manufacturers to meet demand, could adversely affect our new and used vehicle sales volumes, parts and service revenues and our results of operations.
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
Changes in fuel prices, government support, improvements in EVs and more EV options have increased the customer demand for more fuel efficient vehicles and EVs. With a potential increase in demand by consumers for electric-powered vehicles, and government support such as the August 2021 executive order from the Biden Administration aiming to increase electric-powered vehicle sales by 2030, manufacturers have also announced increased production focus on the manufacture of fuel efficient vehicles and EVs. As more EVs potentially enter the market, and internal combustion or diesel engine vehicle production is reduced, it may be necessary to adapt to such changes by selling and servicing these units effectively in order to meet consumer demands and support the profitability of our dealerships. If maintenance costs of electric-powered vehicles were to substantially decrease, this could have a material adverse effect on our parts and service revenues. If consumer demand increases for fuel efficient vehicles or EVs and our manufacturers are not able to adapt and produce vehicles that meet the customer demands or we are unable to align with the manufacturers of these vehicles, such events could adversely affect our new and used vehicle sales volumes, parts and service revenue and our results of operations.

We are subject to risks resulting from the planned divestiture of our Brazilian operations which could result in an adverse impact to our operations, financial condition and business.
We are subject to a number of risks associated with the Brazil Disposal, including risks associated with our failure to realize the full purchase price anticipated under the Brazil Agreement as a result of amounts held in escrow for potential unforeseen indemnification obligations arising under the Brazil Agreement for breach of representations, warranties and covenants. In addition, the purchase price is denominated in BRL, which is subject to foreign currency exchange risk. In order to partially mitigate this risk, we entered into a foreign currency derivative for the conversion of BRL to USD in the form of a costless collar which protects us from significant downside exposure for $70.0 million of the expected purchase consideration.
Should the Brazil Disposal not be successful and we are unable to divest ourselves of the Brazilian operations, we are subject to risks, including but not limited to:
•the inability to locate another buyer on the same terms;
•risks associated with the continued operation of the Brazilian business;
•impairment of relationships with employees, manufacturers and customers; and
•diversion of management time and other resources from continuing operations.
For more information relating to the Brazil Disposal, please see Item 1. Business of this Form 10-K.
Our inability to acquire and integrate successful new dealerships into our business could adversely affect the growth of our revenues and earnings.
Growth in our revenues and earnings partially depends on our ability to acquire new dealerships and successfully integrate those dealerships into our existing operations. We cannot guarantee that we will be able to identify and acquire dealerships in the future. In addition, we cannot guarantee that any acquisitions will be successful or on terms and conditions consistent with past acquisitions. Restrictions by our manufacturers, as well as covenants contained in our debt instruments, may directly or indirectly limit our ability to acquire additional dealerships. In addition, increased competition for acquisitions may develop, which could result in fewer acquisition opportunities available to us and/or higher acquisition prices and, some of our competitors may have greater financial resources than us.
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
In particular, as a result of the consummation of the Prime Acquisition in November 2021, we now have a significantly larger business and more assets and employees than we did prior to the transaction. The integration process requires us to expend significant capital and significantly expand the scope of our operations and financial and other systems. Our management will be required to devote a substantial amount of time and attention to the process of integrating the operations of Prime into our business.
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

Vehicle manufacturers may alter their distribution models.
In December 2021, Mercedes Benz announced the transition to an agency model for distribution of vehicles in the U.K. This transition is expected to occur beginning with 2023. In addition to the announcement by Mercedes Benz in the U.K., certain of our other vehicle manufacturers serving the U.K. and U.S. markets recently announced plans to explore an agency model for selling new vehicles. Under an agency model, our franchised dealerships would receive a fee for facilitating the sale of a new vehicle to a customer but would no longer record the vehicle in inventory or incur floorplan interest expense, as has been historical practice. The agency model, as adopted by Mercedes Benz, will result in reduced revenues, as we will act as an agent of Mercedes Benz, receiving a commission for each sale and other expense fee support. Based on our current understanding of the proposal, we do not expect a negative impact to the U.K. region gross margin and consolidated results of operations from a change to the Mercedes Benz agency model. Notwithstanding this fact, we cannot predict the actions of other manufacturers and whether the agency models proposed by them will have the same terms and conditions as those proposed by Mercedes Benz. The agency model, if adopted by other manufacturers, would reduce revenues, although the other impacts to our U.K. and the U.S. regions and consolidated results of operations remain uncertain until such time as the other vehicle manufacturers provide additional details regarding their specific agency model plans. We are uncertain if agency models will be widely adopted in the U.K. or U.S.
Vehicle technology advancements and changes in consumer vehicle ownership preferences could adversely affect our new and used vehicle sales volumes, parts and service revenues and results of operations.
Vehicle technology advancements are occurring at an accelerating pace. These include driver assist functionality, autonomous vehicle development and rideshare and vehicle co-ownership business models. Many in the automotive industry believe that in the near future vehicles will be available to the automotive consumer at low usage costs, which may entice many vehicle owners, particularly in larger, highly populated areas, to abandon individual car ownership in favor of multiple co-ownership ride-sharing opportunities. Increased popularity in the ride-sharing subscription business model could adversely affect our new and used vehicle sales volumes, parts and service revenues and results of operations.
Operational Risks
The COVID-19 pandemic, which has disrupted all of our dealership operations, has had, and could continue to have a material adverse effect on our business, results of operations and cash flows.
The COVID-19 pandemic has had a material adverse impact on our business, including all of our markets in the U.S. and U.K. Extraordinary and wide-ranging actions taken by governmental authorities to reduce the spread of the virus, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations, significantly reduced the operating capacity of all of our dealerships in the U.S. and U.K. beginning in mid-March 2020. Even as the restrictions eased during the latter part of 2020 and throughout 2021, we continued to experience disruptions from reduced capacity and departmental shutdowns as a result of COVID-19 outbreaks and quarantines impacting our employees. Depending on future developments, the COVID-19 pandemic may continue to disrupt our operations and may adversely affect our financial condition and results of operations.
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

Despite these measures and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, have been and are vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, ransomware, burglary, human errors, acts of vandalism, misdirected wire transfers or other events. Some of our third-party service providers have experienced security breaches. If an unauthorized party is successful in obtaining trade secrets, PII, confidential, or otherwise protected information of our dealerships or our customers or in disrupting our operations through a cyberattack, the attack could result in loss of revenue, increase costs of doing business, negatively affect customer satisfaction and loyalty, and expose us to negative publicity. In addition, security breaches and other security incidents could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, penalties for violation of applicable laws or regulations, costs related to remediation or the payment of ransom, and litigation including individual claims or consumer class actions, administrative, and civil or criminal investigations or actions, any of which could have a material adverse effect on our business, results of operations or financial condition.
Further, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology we use to safeguard confidential, personal, or otherwise protected information. As the breadth and complexity of the technologies we use continue to grow, including as a result of the use of mobile devices, cloud services, open-source software, social media and the increased reliance on devices connected to the internet, the potential risk of security breaches and cybersecurity attacks also increases. Despite ongoing efforts to improve our ability to protect data from compromise, we may not be able to protect all of our data across our diverse systems. Our efforts to improve security and protect data may result in increased capital and operating costs.
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
Some of our dealerships are concentrated in states and regions in the U.S. and U.K., in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, snowstorms, flooding and hail storms) have in the past, and may in the future, disrupt our dealership operations. A disruption in our operations may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property value at dealership locations. Natural disasters and severe weather events have in the past and may in the future impair the value of our dealership property. Although we have, subject to certain limitations and exclusions, substantial insurance, including business interruption insurance, we may be exposed to uninsured losses that could have a material adverse effect on our business, results of operations and financial condition. For example, during the year ended December 31, 2021, we incurred $2.8 million in disaster pay and insurance deductible expense associated with the February winter storm in Texas and Hurricane Ida. Additionally, should we suffer significant losses in a short period of time, we run the risk that our premiums and/or deductibles could increase, which could adversely affect our business.
Risks associated with our international operations could have a material adverse effect on our business, results of operations and financial condition.
We have continuing operations outside the U.S. in the U.K. and discontinued operations in Brazil. As a result, we face political and economic risks and uncertainties with respect to our international operations. These risks may include, but are not limited to:
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
Our business activities in the U.S. and U.K. are subject to stringent federal, regional, state and local laws, regulations and other controls governing specific health and safety criteria to address worker protection, the release of materials into the environment or otherwise relating to environmental protection. These laws, regulations and controls may impose numerous obligations upon our operations including the acquisition of permits to conduct regulated activities, the imposition of restrictions on where or how to manage or dispose of used products and wastes, the occurrence of capital expenditures to limit or prevent releases of such material and the imposition of substantial liabilities for pollution resulting from our operations or attributable to former operations. Our compliance with these regulations may expose us to significant costs and liabilities.
Additionally, vehicle manufacturers in the U.S. and U.K. are subject to varying guidelines, laws and regulations adopted by their applicable governmental and administrative agencies, which include GHG emissions and CAFE standards in the U.S. Such standards may affect our manufacturers’ ability to produce cost effective vehicles, which may have a material adverse effect on our sales.

Refer to Item 1. Business — Governmental Regulations for further discussion of environmental and regulations impacting our business.
Risks Related to Accounting Matters
The impairment of our goodwill and/or indefinite-lived intangibles could have a material adverse effect on our results of operations.
We assess goodwill and other indefinite-lived intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. Performance issues at individual dealerships, as well as adverse retail automotive industry and economic trends, increase the risk of an impairment charge, which could have a material adverse impact on our results of operations. No goodwill impairments were recorded during the years ended December 31, 2021, 2020 and 2019. During the year ended December 31, 2021, no impairments of intangible franchise rights were recorded. During the years ended December 31, 2020 and 2019, we recorded $20.7 million and $19.0 million of impairment of intangible franchise rights, respectively. We may be required to record impairment charges if market and industry conditions deteriorate to such a level whereby the fair value of our reporting units, individually, is less than the carrying value of the corresponding reporting unit. We are subject to several market and industry risks as outlined elsewhere herein this Item 1A. Risk Factors, which could have a material adverse impact on our cash flows. We cannot accurately predict the amount and timing of any additional impairment charge at this time; however, any such impairment charge could have an adverse effect on our results of operations. Refer to Note 12. Intangible Franchise Rights and Goodwill within our Notes to Consolidated Financial Statements for further discussion of impairment.
New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.
The implementation of new SEC rules and regulations and accounting standards could require certain systems, internal process and controls and other changes that could increase our operating costs, and result in changes to our financial statements. In 2019, for example, the implementation of accounting standards related to leases, as issued by the FASB, required us to make significant changes to our lease management and other accounting systems, and resulted in a material impact to our consolidated financial statements.
GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or in underlying management assumptions, estimates or judgments could significantly change our reported or expected financial performance. The outcome of such changes could include litigation or regulatory actions which could adversely affect our financial condition and results of operations.
Our internal controls and procedures may fail or be circumvented.
Management has designed and implemented, and periodically reviews and updates, our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. While we have not experienced a material failure of our internal controls, any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have a material adverse effect on our business, results of operations and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our corporate headquarters, located at 800 Gessner, Suite 500, Houston, Texas. We own our regional headquarters in the U.K. As of December 31, 2021, we had 202 dealerships as shown below by region and by whether the associated real estate is leased or owned:

	Dealerships
Region	Owned	Leased
United States	105	42
United Kingdom	25	30
Total	130	72

Item 3. Legal Proceedings
From time to time, our dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, as well as claims involving the manufacturer of automobiles, contractual disputes and other matters arising in the ordinary course of business. We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. For further discussion of our legal proceedings, refer to Note 17. Commitments and Contingencies within our Notes to Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not Applicable.
PART II
Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol “GPI.” There were 39 holders of record of our common stock as of February 18, 2022. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1 — October 31, 2021	38,063	$182.07	38,063	$143.2
November 1 — November 30, 2021	555,876	$196.84	555,876	$149.9
December 1 — December 31, 2021	384,409	$196.67	384,409	$74.3
Total	978,348		978,348
(1) Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. On November 17, 2021, our Board of Directors increased the Company’s share repurchase authorization by $116.1 million to $200.0 million. Our share repurchase authorization does not have an expiration date.
Future share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant. As of December 31, 2021, we had $74.3 million available under our current stock repurchase authorization. Refer to Item 7 within this Form 10-K for additional information on share repurchases and authorization.

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
The returns of each member of the peer group are weighted according to each member’s stock market capitalization. The graph assumes that the value of the investment in our common stock, the S&P 500 Index and the peer group was $100 on the last trading day of December 2016, and that all dividends were reinvested.

	Base Period	Indexed Returns for the Years Ended
Company /Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Group 1 Automotive, Inc.	$100.00	$92.36	$69.68	$134.07	$176.88	$265.42
S&P 500 Index — Total Return	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Peer Group	$100.00	$102.52	$80.05	$122.54	$179.73	$251.49

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part I, including the matters set forth in Item 1A. Risk Factors, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. Refer to Item 1. Business — General for an overview of our operations. Additionally, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2020 compared to fiscal year 2019.
Overview
Our operating results reflect the combined performance of each of our interrelated business activities. Historically, various facets of our business have been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, consumer transportation preferences, discretionary spending levels, availability and affordability of consumer credit, manufacturer incentives, the COVID-19 pandemic, weather patterns, fuel prices and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may delay their purchasing decisions altogether, electing instead to continue to maintain and repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, as well as maintenance, repair and collision services. In addition, our ability to expediently adjust our cost structure in response to changes in new vehicle sales volumes also tempers any negative impact of such sales volume changes.
Recent Accounting Pronouncements
Refer to Note 1. Basis of Presentation, Consolidation and Summary of Accounting Policies within our Notes to Consolidated Financial Statements.
Critical Accounting Policies and Accounting Estimates
The preparation of our financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Below are the accounting policies and estimates that have been determined to be critical to our business operations and the understanding of our results of operations.
Goodwill and Intangible Franchise Rights
We are organized into two geographic regions, the U.S. region and the U.K. region; each region represents a reporting unit for the purpose of assessing goodwill for impairment. In addition to goodwill, we have identifiable intangibles in the form of rights under our franchise agreements with manufacturers, which are recorded at an individual dealership level.
We evaluate goodwill and intangible franchise rights for impairment annually as of October 31, or more frequently if events or circumstances indicate possible impairment has occurred.
Based on the qualitative test performed for the U.S. and U.K. reporting units in the fourth quarter of 2021, no quantitative test was deemed necessary. No goodwill impairments were recorded on any reporting units during the years ended December 31, 2021 and 2020. The quantitative goodwill impairment test is dependent on management estimates and assumptions used to determine the fair value of our reporting units. Refer to Note 12. Intangible Franchise Rights and Goodwill within our Notes to Consolidated Financial Statements for further discussion of goodwill, including management’s use of estimates and assumptions.
During the year ended December 31, 2021, no impairment was recorded for intangible franchise rights. During the year ended December 31, 2020, we recorded $20.7 million of impairments of intangible franchise rights. As our intangible franchise rights are tested for impairment at the dealership level, any impairments are specific to the performance and outlook of the respective dealership.
Refer to Note 12. Intangible Franchise Rights and Goodwill within our Notes to Consolidated Financial Statements for further discussion of our intangibles, including fair value assumptions.

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
We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our underlying business and results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our current period reported results for entities reporting in currencies other than USD using comparative period exchange rates rather than the actual exchange rates in effect during the respective periods. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP. Additionally, we caution investors not to place undue reliance on non-GAAP measures, but also to consider them with the most directly comparable GAAP measures. Our management also uses constant currency and adjusted cash flows from operating, investing and financing activities in conjunction with GAAP financial measures to assess our business, including communication with our Board of Directors, investors and industry analysts concerning financial performance. We disclose these non-GAAP measures, and the related reconciliations, because we believe investors use these metrics in evaluating longer-term period-over-period performance. These metrics also allow investors to better understand and evaluate the information used by management to assess operating performance.
Certain amounts in the financial statements may not compute due to rounding. All computations have been calculated using unrounded amounts for all periods presented.

The following tables summarize our operating results on a reported basis and on a same store basis for the year ended December 31, 2021, as compared to 2020.
Reported Operating Data — Consolidated
(In millions, except unit data)

	For the Years Ended December 31,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$6,504.8	$5,428.4	$1,076.3	19.8%	$77.3	18.4%
Used vehicle retail sales	4,438.8	3,055.6	1,383.2	45.3%	68.2	43.0%
Used vehicle wholesale sales	365.7	295.8	69.9	23.6%	8.1	20.9%
Total used	4,804.6	3,351.4	1,453.1	43.4%	76.3	41.1%
Parts and service sales	1,591.2	1,357.4	233.7	17.2%	14.0	16.2%
F&I, net	581.4	463.0	118.5	25.6%	3.6	24.8%
Total revenues	$13,481.9	$10,600.2	$2,881.7	27.2%	$172.1	25.6%
Gross profit:
New vehicle retail sales	$610.8	$319.4	$291.4	91.3%	$4.9	89.7%
Used vehicle retail sales	354.2	205.0	149.3	72.8%	4.5	70.6%
Used vehicle wholesale sales	24.9	10.2	14.7	144.2%	0.6	138.7%
Total used	379.1	215.1	164.0	76.2%	5.1	73.9%
Parts and service sales	869.4	736.7	132.7	18.0%	8.4	16.9%
F&I, net	581.4	463.0	118.5	25.6%	3.6	24.8%
Total gross profit	$2,440.7	$1,734.1	$706.6	40.7%	$21.9	39.5%
Gross margin:
New vehicle retail sales	9.4%	5.9%	3.5%
Used vehicle retail sales	8.0%	6.7%	1.3%
Used vehicle wholesale sales	6.8%	3.4%	3.4%
Total used	7.9%	6.4%	1.5%
Parts and service sales	54.6%	54.3%	0.4%
Total gross margin	18.1%	16.4%	1.7%
Units sold:
Retail new vehicles sold	146,072	134,706	11,366	8.4%
Retail used vehicles sold	161,857	137,502	24,355	17.7%
Wholesale used vehicles sold	39,486	40,330	(844)	(2.1)%
Total used	201,343	177,832	23,511	13.2%
Average sales price per unit sold:
New vehicle retail	$44,531	$40,298	$4,233	10.5%	$529	9.2%
Used vehicle retail	$27,424	$22,223	$5,202	23.4%	$421	21.5%
Gross profit per unit sold:
New vehicle retail sales	$4,181	$2,371	$1,811	76.4%	$34	75.0%
Used vehicle retail sales	$2,189	$1,491	$698	46.8%	$28	45.0%
Used vehicle wholesale sales	$630	$253	$377	149.4%	$14	143.8%
Total used	$1883	$1210	$673	55.6%	$25	53.6%
F&I PRU	$1,888	$1,701	$187	11.0%	$12	10.3%
Other:
SG&A expenses	$1,477.2	$1,138.2	$338.9	29.8%	$15.2	28.4%
SG&A as % gross profit	60.5%	65.6%	(5.1)%
Floorplan expense:
Floorplan interest expense	$27.6	$39.2	$(11.6)	(29.5)%	$0.4	(30.5)%
Less: floorplan assistance (1)	54.2	47.3	6.9	14.5%	—	14.5%
Net floorplan expense	$(26.5)	$(8.1)	$(18.5)		$0.4
(1) Floorplan assistance is included within New vehicle retail Gross profit above and New vehicle retail Cost of sales in our Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	For the Years Ended December 31,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$6,249.4	$5,367.7	$881.7	16.4%	$74.1	15.0%
Used vehicle retail sales	4,287.7	3,018.1	1,269.6	42.1%	64.3	39.9%
Used vehicle wholesale sales	355.6	292.0	63.6	21.8%	7.8	19.1%
Total used	4,643.3	3,310.1	1,333.2	40.3%	72.1	38.1%
Parts and service sales	1,531.5	1,334.7	196.8	14.7%	12.9	13.8%
F&I, net	565.1	457.9	107.2	23.4%	3.5	22.7%
Total revenues	$12,989.3	$10,470.4	$2,518.9	24.1%	$163.4	22.5%
Gross profit:
New vehicle retail sales	$583.8	$315.4	$268.4	85.1%	$4.7	83.6%
Used vehicle retail sales	340.9	203.3	137.6	67.7%	4.3	65.6%
Used vehicle wholesale sales	23.9	10.1	13.9	138.0%	0.6	132.4%
Total used	364.8	213.4	151.5	71.0%	4.8	68.7%
Parts and service sales	836.3	724.1	112.2	15.5%	7.8	14.4%
F&I, net	565.1	457.9	107.2	23.4%	3.5	22.7%
Total gross profit	$2,350.1	$1,710.8	$639.2	37.4%	$20.7	36.2%
Gross margin:
New vehicle retail sales	9.3%	5.9%	3.5%
Used vehicle retail sales	8.0%	6.7%	1.2%
Used vehicle wholesale sales	6.7%	3.4%	3.3%
Total used	7.9%	6.4%	1.4%
Parts and service sales	54.6%	54.3%	0.4%
Total gross margin	18.1%	16.3%	1.8%
Units sold:
Retail new vehicles sold	140,113	133,155	6,958	5.2%
Retail used vehicles sold	156,251	135,521	20,730	15.3%
Wholesale used vehicles sold	37,943	39,763	(1,820)	(4.6)%
Total used	194,194	175,284	18,910	10.8%
Average sales price per unit sold:
New vehicle retail	$44,602	$40,312	$4,291	10.6%	$529	9.3%
Used vehicle retail	$27,441	$22,271	$5,171	23.2%	$412	21.4%
Gross profit per unit sold:
New vehicle retail sales	$4,167	$2,369	$1,798	75.9%	$33	74.5%
Used vehicle retail sales	$2,182	$1,500	$682	45.4%	$27	43.6%
Used vehicle wholesale sales	$630	$253	$378	149.4%	$15	143.6%
Total used	$1,879	$1,217	$662	54.4%	$25	52.3%
F&I PRU	$1,907	$1,704	$203	11.9%	$12	11.2%
Other:
SG&A expenses	$1,415.9	$1,123.3	$292.6	26.0%	$14.0	24.8%
SG&A as % gross profit	60.2%	65.7%	(5.4)%

Reported Operating Data — U.S.
(In millions, except unit data)

	For the Years Ended December 31,
	2021	2020	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$5,371.4	$4,406.6	$964.9	21.9%
Used vehicle retail sales	3,356.3	2,348.5	1,007.8	42.9%
Used vehicle wholesale sales	232.2	169.4	62.7	37.0%
Total used	3,588.5	2,517.9	1,070.5	42.5%
Parts and service sales	1,361.4	1,162.6	198.8	17.1%
F&I, net	525.0	416.3	108.6	26.1%
Total revenues	$10,846.3	$8,503.4	$2,342.9	27.6%
Gross profit:
New vehicle retail sales	$533.4	$272.4	$261.0	95.8%
Used vehicle retail sales	281.8	162.8	118.9	73.0%
Used vehicle wholesale sales	17.3	7.7	9.6	123.9%
Total used	299.0	170.5	128.5	75.3%
Parts and service sales	732.1	626.8	105.4	16.8%
F&I, net	525.0	416.3	108.6	26.1%
Total gross profit	$2,089.5	$1,486.0	$603.5	40.6%
Gross margin:
New vehicle retail sales	9.9%	6.2%	3.7%
Used vehicle retail sales	8.4%	6.9%	1.5%
Used vehicle wholesale sales	7.4%	4.6%	2.9%
Total used	8.3%	6.8%	1.6%
Parts and service sales	53.8%	53.9%	(0.1)%
Total gross margin	19.3%	17.5%	1.8%
Units sold:
Retail new vehicles sold	118,211	105,022	13,189	12.6%
Retail used vehicles sold	125,409	108,411	16,998	15.7%
Wholesale used vehicles sold	24,790	24,679	111	0.4%
Total used	150,199	133,090	17,109	12.9%
Average sales price per unit sold:
New vehicle retail	$45,439	$41,959	$3,481	8.3%
Used vehicle retail	$26,763	$21,663	$5,100	23.5%
Gross profit per unit sold:
New vehicle retail sales	$4,512	$2,593	$1,918	74.0%
Used vehicle retail sales	$2,247	$1,502	$745	49.6%
Used vehicle wholesale sales	$697	$313	$384	122.9%
Total used	$1,991	$1,281	$710	55.4%
F&I PRU	$2,155	$1,951	$204	10.5%
Other:
SG&A expenses	$1,234.9	$947.0	$287.9	30.4%
SG&A as % gross profit	59.1%	63.7%	(4.6)%

Same Store Operating Data — U.S.
(In millions, except unit data)

	For the Years Ended December 31,
	2021	2020	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$5,169.5	$4,351.4	$818.2	18.8%
Used vehicle retail sales	3,274.3	2,316.7	957.6	41.3%
Used vehicle wholesale sales	227.7	166.1	61.6	37.1%
Total used	3,502.0	2,482.8	1,019.3	41.1%
Parts and service sales	1,321.2	1,150.3	170.9	14.9%
F&I, net	510.9	411.8	99.1	24.1%
Total revenues	$10,503.6	$8,396.2	$2,107.5	25.1%
Gross profit:
New vehicle retail sales	$510.7	$268.7	$242.0	90.1%
Used vehicle retail sales	273.0	161.6	111.4	69.0%
Used vehicle wholesale sales	16.5	7.6	8.9	116.6%
Total used	289.4	169.2	120.3	71.1%
Parts and service sales	710.0	619.1	90.9	14.7%
F&I, net	510.9	411.8	99.1	24.1%
Total gross profit	$2,021.0	$1,468.8	$552.3	37.6%
Gross margin:
New vehicle retail sales	9.9%	6.2%	3.7%
Used vehicle retail sales	8.3%	7.0%	1.4%
Used vehicle wholesale sales	7.2%	4.6%	2.7%
Total used	8.3%	6.8%	1.5%
Parts and service sales	53.7%	53.8%	(0.1)%
Total gross margin	19.2%	17.5%	1.7%
Units sold:
Retail new vehicles sold	113,854	103,722	10,132	9.8%
Retail used vehicles sold	122,653	106,809	15,844	14.8%
Wholesale used vehicles sold	24,125	24,251	(126)	(0.5)%
Total used	146,778	131,060	15,718	12.0%
Average sales price per unit sold:
New vehicle retail	$45,405	$41,952	$3,453	8.2%
Used vehicle retail	$26,696	$21,690	$5,006	23.1%
Gross profit per unit sold:
New vehicle retail sales	$4,486	$2,591	$1,895	73.1%
Used vehicle retail sales	$2,225	$1,513	$713	47.1%
Used vehicle wholesale sales	$683	$314	$369	117.8%
Total used	$1,972	$1,291	$681	52.8%
F&I PRU	$2,160	$1,956	$204	10.4%
Other:
SG&A expenses	$1,193.6	$936.0	$257.7	27.5%
SG&A as % gross profit	59.1%	63.7%	(4.7)%

U.S. Region — Year Ended December 31, 2021 compared to 2020
The following discussion of our U.S. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. During 2021, our U.S. dealership operations continued to be impacted by reduced demand caused by the COVID-19 pandemic and the restrictions put in place by local governments to contain the virus.
Revenues
Total revenues in the U.S. during the year ended December 31, 2021, increased $2,342.9 million, or 27.6%, as compared to the same period in 2020. Total same store revenues in the U.S. during the year ended December 31, 2021, increased $2,107.5 million, or 25.1%, as compared to the same period in 2020. We experienced increases across all revenues streams, year-over-year. New and used vehicle retail same store revenues benefited from a 77.2% increase in sales from our online digital platform, AcceleRide®, during the year ended December 31, 2021, as compared to the same period in 2020.
New vehicle retail same store sales revenues outperformed the prior year as a result of increased demand driving higher prices, coupled with a moderate increase in new vehicle retail units sold. Supply chain issues, including an ongoing semiconductor shortage and other logistics challenges, persisted throughout 2021 for OEMs, leading to sustained lower vehicle production and deliveries of fewer vehicles to dealerships than customer purchases. On December 31, 2021, our U.S. new vehicle inventory supply was 9 days which was 39 days lower than December 31, 2020, days’ supply of 48.
Used vehicle retail same store units and sales revenues, outperformed the prior year as a result of increased demand, driving higher prices. Used vehicle inventory levels remained healthy in 2021 through sourcing more direct purchases from vehicle owners. While used vehicle wholesale same store units were down modestly, used vehicle wholesale same store sales revenues outperformed the prior year as a result of increased used vehicle pricing driven by higher demand.
Parts and service same store revenues outperformed the prior year as a result of an increase in our customer pay revenues, wholesale revenues and collision revenues; partially offset by a decline in our warranty revenues. We expect warranty revenues to increase as and when new vehicle production and deliveries from OEMs increase.
F&I same store revenues outperformed the prior year as a result of increased same store total retail unit sales, coupled with higher income per contract on finance and other insurance product offerings and higher penetration rates. These increases were partially offset by an increase in our overall chargeback experience.
Gross Profit
Total gross profit in the U.S. during the year ended December 31, 2021, increased $603.5 million, or 40.6%, as compared to the same period in 2020. Total same store gross profit in the U.S. during the year ended December 31, 2021, increased $552.3 million, or 37.6%, as compared to the same period in 2020, driven by increases across all lines of service.
New vehicle retail same store gross profit increased 90.1% driven by a 73.1% increase in new vehicle retail same store gross profit per unit sold, coupled with a 9.8% increase in new vehicle retail same store unit sales. The increase in new vehicle retail same store gross profit per unit sold reflects higher demand and inventory supply constraints as a result of the global semiconductor chip shortage.
Used vehicle retail same store gross profit increased 69.0%, driven by a 47.1% increase in used vehicle retail same store gross profit per unit sold, coupled with a 14.8% increase in used vehicle retail same store unit sales. The increase in used vehicle retail same store gross profit per unit sold reflects a combination of higher market prices and strong demand. Used vehicle wholesale same store gross profit increased as industry supply shortages drove up auction prices as reflected in the Manheim Index.
Parts and service same store gross profit increased 14.7%, primarily driven by the increase in our customer-pay business reflecting increased business activity.
F&I same store gross profit increased 24.1%, driven by increases in revenue discussed above. Total same store gross margin increased 170 basis points, driven by higher new and used vehicle margins, reflecting vehicle supply constraints.
SG&A Expenses
Total SG&A expenses in the U.S. during the year ended December 31, 2021, increased $287.9 million, or 30.4%, as compared to the same period in 2020. Total same store SG&A expenses in the U.S. during the year ended December 31, 2021, increased $257.7 million, or 27.5%, as compared to the same period in 2020, primarily driven by increased variable commission payments as a result of improvements in sales volume and margins and an increase in other variable expenses associated with the rise in business activity. Total same store SG&A as a percent of gross profit improved from 63.7% for the year ended December 31, 2020, to 59.1% for the same period of 2021, driven by productivity gains and higher vehicle margins.

Total same store SG&A expenses in the U.S. for the year ended December 31, 2021, included $2.8 million in disaster pay and insurance deductible expense associated with the February winter storm in Texas and Hurricane Ida, coupled with $12.9 million in acquisition costs, partially offset by $5.3 million in gains related to favorable legal settlements and $2.1 million in gains from dealership and real estate transactions. Total same store SG&A expense in the U.S. for the year ended December 31, 2020, included $10.6 million in expense for an out-of-period adjustment related to stock-based compensation and a $2.7 million gain related to a favorable legal settlement.

Reported Operating Data — U.K.
(In millions, except unit data)

	For the Years Ended December 31,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,133.3	$1,021.8	$111.5	10.9%	$77.3	3.3%
Used vehicle retail sales	1,082.5	707.2	375.4	53.1%	68.2	43.4%
Used vehicle wholesale sales	133.6	126.4	7.2	5.7%	8.1	(0.7)%
Total used	1,216.1	833.5	382.6	45.9%	76.3	36.7%
Parts and service sales	229.8	194.8	34.9	17.9%	14.0	10.7%
F&I, net	56.4	46.6	9.8	21.0%	3.6	13.3%
Total revenues	$2,635.6	$2,096.8	$538.8	25.7%	$172.1	17.5%
Gross profit:
New vehicle retail sales	$77.4	$47.0	$30.4	64.8%	$4.9	54.3%
Used vehicle retail sales	72.5	42.1	30.4	72.1%	4.5	61.4%
Used vehicle wholesale sales	7.6	2.5	5.1	NM	0.6	NM
Total used	80.1	44.6	35.5	79.6%	5.1	68.2%
Parts and service sales	137.3	109.9	27.4	24.9%	8.4	17.3%
F&I, net	56.4	46.6	9.8	21.0%	3.6	13.3%
Total gross profit	$351.2	$248.1	$103.1	41.5%	$21.9	32.7%
Gross margin:
New vehicle retail sales	6.8%	4.6%	2.2%
Used vehicle retail sales	6.7%	6.0%	0.7%
Used vehicle wholesale sales	5.7%	1.9%	3.7%
Total used	6.6%	5.3%	1.2%
Parts and service sales	59.7%	56.4%	3.3%
Total gross margin	13.3%	11.8%	1.5%
Units sold:
Retail new vehicles sold	27,861	29,684	(1,823)	(6.1)%
Retail used vehicles sold	36,448	29,091	7,357	25.3%
Wholesale used vehicles sold	14,696	15,651	(955)	(6.1)%
Total used	51,144	44,742	6,402	14.3%
Average sales price per unit sold:
New vehicle retail	$40,678	$34,424	$6,254	18.2%	$2,776	10.1%
Used vehicle retail	$29,701	$24,309	$5,392	22.2%	$1,871	14.5%
Gross profit per unit sold:
New vehicle retail sales	$2,779	$1,583	$1,196	75.6%	$177	64.4%
Used vehicle retail sales	$1,988	$1,448	$540	37.3%	$124	28.8%
Used vehicle wholesale sales	$516	$157	$359	NM	$38	NM
Total used	$1,565	$997	$569	57.1%	$99	47.1%
F&I PRU	$878	$793	$84	10.6%	$56	3.5%
Other:
SG&A expenses	$242.2	$191.2	$51.0	26.7%	$15.2	18.7%
SG&A as % gross profit	69.0%	77.1%	(8.1)%
NM — Not Meaningful

Same Store Operating Data — U.K.
(In millions, except unit data)

	For the Years Ended December 31,
	2021	2020	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,079.8	$1,016.3	$63.5	6.2%	$74.1	(1.0)%
Used vehicle retail sales	1,013.4	701.5	312.0	44.5%	64.3	35.3%
Used vehicle wholesale sales	127.9	125.9	1.9	1.5%	7.8	(4.7)%
Total used	1,141.3	827.4	313.9	37.9%	72.1	29.2%
Parts and service sales	210.3	184.4	25.9	14.0%	12.9	7.0%
F&I, net	54.3	46.1	8.1	17.6%	3.5	10.0%
Total revenues	$2,485.7	$2,074.3	$411.4	19.8%	$163.4	12.0%
Gross profit:
New vehicle retail sales	$73.1	$46.7	$26.4	56.4%	$4.7	46.4%
Used vehicle retail sales	68.0	41.7	26.2	62.8%	4.3	52.6%
Used vehicle wholesale sales	7.4	2.4	5.0	NM	0.6	NM
Total used	75.4	44.2	31.2	70.6%	4.8	59.7%
Parts and service sales	126.3	105.0	21.3	20.2%	7.8	12.8%
F&I, net	54.3	46.1	8.1	17.6%	3.5	10.0%
Total gross profit	$329.0	$242.1	$86.9	35.9%	$20.7	27.4%
Gross margin:
New vehicle retail sales	6.8%	4.6%	2.2%
Used vehicle retail sales	6.7%	6.0%	0.8%
Used vehicle wholesale sales	5.8%	1.9%	3.9%
Total used	6.6%	5.3%	1.3%
Parts and service sales	60.0%	56.9%	3.1%
Total gross margin	13.2%	11.7%	1.6%
Units sold:
Retail new vehicles sold	26,259	29,433	(3,174)	(10.8)%
Retail used vehicles sold	33,598	28,712	4,886	17.0%
Wholesale used vehicles sold	13,818	15,512	(1,694)	(10.9)%
Total used	47,416	44,224	3,192	7.2%
Average sales price per unit sold:
New vehicle retail	$41,123	$34,530	$6,592	19.1%	$2,823	10.9%
Used vehicle retail	$30,163	$24,431	$5,732	23.5%	$1,914	15.6%
Gross profit per unit sold:
New vehicle retail sales	$2,783	$1,588	$1,196	75.3%	$178	64.1%
Used vehicle retail sales	$2,023	$1,454	$569	39.1%	$127	30.4%
Used vehicle wholesale sales	$539	$158	$381	NM	$40	NM
Total used	$1,590	$999	$591	59.2%	$102	49.0%
F&I PRU	$907	$794	$113	14.2%	$58	6.9%
Other:
SG&A expenses	$222.2	$187.3	$34.9	18.6%	$14.0	11.2%
SG&A as % gross profit	67.5%	77.4%	(9.8)%
NM — Not Meaningful

U.K. Region — Year Ended December 31, 2021 compared to 2020
The following discussion of our U.K. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. At the end of 2020, the U.K. experienced a surge in COVID-19 cases, which led to a government-mandated closure of all non-essential businesses beginning January 4, 2021. In mid-April 2021, the COVID-19 restrictions affecting our U.K. dealership showrooms were lifted and our dealerships were able to reopen. In the prior year, beginning March 21, 2020, the government mandated closure of all U.K. businesses, which remained in effect through May 18, 2020, for service and June 1, 2020, for our showrooms.
Revenues
Total revenues in the U.K. during the year ended December 31, 2021, increased $538.8 million, or 25.7%, as compared to the same period in 2020. Total same store revenues in the U.K. during the year ended December 31, 2021, increased $411.4 million, or 19.8%, as compared to the same period in 2020. On a constant currency basis, total same store revenues increased 12.0%, driven by increases in used vehicle retail, F&I and parts and service, partially offset by a decline in new vehicle retail and used vehicle wholesale same store revenues.
New vehicle retail same store revenues, on a constant currency basis, underperformed compared to the prior year due to a decrease in new vehicle retail same store unit sales, which was partially offset by an increase in new vehicle retail same store average sales price per unit sold. The decrease in new vehicle retail same store units sales primarily reflects supply constraints as OEMs struggled to produce new vehicles due to parts shortages, including the global semiconductor chip shortage. At December 31, 2021, our U.K. new vehicle inventory supply was 33 days, which was 69 days lower than December 31, 2020 days’ supply of 102. The increase in the average new vehicle retail same store sales price was driven by both supply shortages and high vehicle demand, which was pent-up over the past years due to Brexit and the COVID-19 pandemic.
Used vehicle retail same store revenues, on a constant currency basis, outperformed compared to the prior year due to increased used vehicle retail same store unit sales, coupled with higher used vehicle retail same store average sales prices, benefited by strong consumer demand and the new vehicle inventory shortages.
Parts and service same store revenues, on a constant currency basis, outperformed the prior year, driven by increases in our customer-pay and wholesale businesses reflecting increased business activity with the reduction of COVID-19 restrictions in 2021.
F&I same store revenues, on a constant currency basis, outperformed the prior year, driven by higher income per contract and improved penetration rates on all of our product offerings, coupled with an increase in used vehicle retail same store unit sales.
Gross Profit
Total gross profit in the U.K. during the year ended December 31, 2021, increased $103.1 million, or 41.5%, as compared to the same period in 2020. Total same store gross profit in the U.K. during the year ended December 31, 2021, increased $86.9 million, or 35.9%, as compared to the same period in 2020. On a constant currency basis, total same store gross profit increased 27.4% driven by improvements across all service lines.
New vehicle retail same store gross profit on a constant currency basis increased 46.4%, driven by a 64.1% increase in new vehicle retail same store average gross profit per unit sold, partially offset by a 10.8% decline in new vehicle retail same store unit sales. The increase in new vehicle retail same store gross profit per unit sold reflects both increased demand and supply constraints related to the COVID-19 pandemic and the global semiconductor chip shortage.
Used vehicle retail same store gross profit, on a constant currency basis, improved 52.6% on a 30.4% increase in used vehicle retail same store average gross profit per unit sold, coupled with a 17.0% increase in used vehicle retail same store unit sales. The increase in used vehicle retail same store average gross profit per unit sold reflects higher demand and new vehicle supply shortages.
Parts and service same store gross profit, on a constant currency basis, increased 12.8%, driven by the increases in our businesses discussed above.
F&I same store gross profit, on a constant currency basis, improved 10.0% as previously discussed. Total same store gross margin in the U.K. grew 160 basis points, driven by higher new and used vehicle margins due to increased demand and supply constraints and increased parts and service margins, reflecting improved customer-pay margins and higher internal work as a result of increased used vehicle sales volumes.

SG&A Expenses
Total SG&A expenses in the U.K. during the year ended December 31, 2021, increased $51.0 million, or 26.7%, as compared to the same period in 2020. Total same store SG&A expenses in the U.K. during the year ended December 31, 2021, increased $34.9 million, or 18.6%, as compared to the same period in 2020. On a constant currency basis, total same store SG&A expenses increased 11.2%, driven by increased business activity as COVID-19 restrictions were lifted early in the second quarter of 2021. As a percentage of gross profit, total same store SG&A expenses improved from 77.4% for the year ended 2020 to 67.5% for the same period of 2021, driven by productivity gains and higher vehicle margins. Total same store SG&A expenses in 2021 included $0.6 million in acquisition costs. Total same store SG&A expenses in 2020 included $1.2 million in severance costs for redundancy due to the COVID-19 pandemic.
Consolidated Selected Comparisons — Year Ended December 31, 2021 compared to 2020
The following table (in millions) and discussion of our results of operations is on a consolidated basis, unless otherwise noted.

	For the Years Ended December 31,
	2021	2020	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$77.4	$73.5	$3.9	5.3%
Asset impairments	$1.7	$26.7	$(25.0)	(93.6)%
Floorplan interest expense	$27.6	$39.2	$(11.6)	(29.5)%
Other interest expense, net	$55.8	$61.9	$(6.1)	(9.8)%
Loss on extinguishment of debt	$—	$13.7	$(13.7)	(100.0)%
Provision for income taxes	$175.5	$84.2	$91.3	108.5%
Depreciation and Amortization Expense
Total depreciation and amortization expense for the year ended December 31, 2021, was higher compared to the same period in 2020, primarily attributable to acquired property and equipment in our U.S. region, as we continue to strategically add dealership-related real estate to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience.
Impairment of Assets
No goodwill impairments were recorded during the years ended December 31, 2021, and 2020. No impairments of intangible franchise rights were recorded during year ended December 31, 2021. During the year ended December 31, 2020, we recorded franchise rights impairment charges of $11.1 million in the U.K. region and $9.7 million in the U.S. region.
We review long-lived assets including property and equipment and ROU assets for impairment at the lowest level of identifiable cash flows whenever there is evidence that the carrying value of these assets may not be recoverable (i.e., triggering events). During the year ended December 31, 2021, we recorded property and equipment impairment charges of $1.7 million in the U.S. region. During the year ended December 31, 2020, we recorded property and equipment impairment charges of $4.2 million in the U.S. region and ROU asset impairment charges of $1.8 million in the U.K. region.
See Note 12. Intangible Franchise Rights and Goodwill, Note 10. Property and Equipment, Net and Note 11. Leases within our Notes to Consolidated Financial Statements for further discussion of our impairments.
Floorplan Interest Expense
Total floorplan interest expense during the year ended December 31, 2021, decreased $11.6 million, or 29.5%, as compared to the same period in 2020. Our floorplan interest expense fluctuates with changes in our borrowings outstanding and interest rates, which are based on LIBOR, SOFR, U.S. Prime rate or a benchmark rate. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure on a portion of our borrowings for a fixed interest rate. The year over year decrease was primarily due to lower floorplan borrowings as a result of lower inventory levels and lower weighted average interest rates mainly due to a decline in LIBOR, partially offset by higher realized expense on our interest rate swaps, as well as a loss on interest rate swaps of $3.4 million resulting from the impact of the de-designation and termination of certain interest rate swaps due to the decline in inventory levels. Refer to Note 7. Financial Instruments and Fair Value Measurements within our Notes to Consolidated Financial Statements for additional discussion of interest rate swaps.

Other Interest Expense, Net
Total other interest expense, net during the year ended December 31, 2021, decreased $6.1 million, or 9.8%, as compared to the same period in 2020. Other interest expense, net consists of interest charges primarily on our 4.00% Senior Notes, real estate related debt and other debt, partially offset by interest income. The year over year decrease was primarily attributable to lower interest rates achieved through debt refinancing activities in the prior year.
Loss on Extinguishment of Debt
We experienced no loss on the extinguishment of debt during the year ended December 31, 2021. During the year ended December 31, 2020, we recognized a $13.7 million loss on the extinguishment of our 5.00% Senior Notes due June 2022 (the “5.00% Senior Notes”) and 5.25% Senior Notes due June 2023 (the “5.25% Senior Notes”).
Provision for Income Taxes
Provision for income taxes from continuing operations during the year ended December 31, 2021, increased $91.3 million, or 108.5%, as compared to the same period in 2020. For the year ended December 31, 2021 and 2020 , we recorded a tax provision from continuing operations of $175.5 million and $84.2 million, respectively. The year-over-year increase was primarily due to higher pre-tax book income. The 2021 effective tax rate of 21.9% was lower than the 2020 effective tax rate of 22.1%, primarily as a result of decreased valuation allowances with respect to NOLs in certain U.S. states and higher excess tax deductions for stock compensation.
We believe that it is more-likely-than-not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on the assumption of future taxable income. We expect our effective tax rate in 2022 will be between approximately 22.5% and 23.5%.
For further discussion, please see Note 15. Income Taxes within our Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of our Floorplan Line and FMCC Facility levels (see Note 13. Floorplan Notes Payable in our Notes to Consolidated Financial Statements for additional information), cash from operations, borrowings under our credit facilities, working capital, dealership and real estate acquisition financing and proceeds from debt and equity offerings. We anticipate we will generate sufficient cash flows from operations, coupled with cash on hand and available borrowing capacity under our credit facilities, to fund our working capital requirements, service our debt, and meet any other recurring operating expenditures.
Available Liquidity Resources
We had the following sources of liquidity available (in millions):

December 31, 2021
Cash and cash equivalents	$14.9
Floorplan offset accounts	271.9
Available capacity under Acquisition Line	7.9
Total liquidity	$294.8
Cash Flows
We arrange our new and used vehicle inventory floorplan financing through lenders affiliated with our vehicle manufacturers and our Revolving Credit Facility (as defined in Note 13. Floorplan Notes Payable in the Notes to Consolidated Financial Statements). In accordance with GAAP, we report floorplan financed with lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) within Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows. We report floorplan financed with the Revolving Credit Facility (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. unaffiliated with our manufacturer partners, within Cash Flows from Financing Activities in the Consolidated Statements of Cash Flows. Refer to Note 13. Floorplan Notes Payable within our Notes to Consolidated Financial Statements for additional discussion of our Revolving Credit Facility.

However, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure “Adjusted net cash provided by/used in operating activities” and “Adjusted net cash provided by/used in financing activities” to further evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with GAAP. In addition, floorplan financing associated with dealership acquisitions and dispositions are classified as investing activity on an adjusted basis to eliminate excess volatility in our operating cash flows prepared in accordance with GAAP.
The following table reconciles cash flows on a GAAP basis to the corresponding adjusted amounts (in millions):

	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$1,259.6	$805.4
Change in Floorplan notes payable — credit facility and other, excluding floorplan offset and net acquisitions and dispositions	(491.5)	(313.7)
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	(12.7)	12.0
Adjusted net cash provided by operating activities	$755.5	$503.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$(1,251.7)	$(74.7)
Change in cash paid for acquisitions, associated with Floorplan notes payable	137.9	—
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(7.0)	(8.6)
Adjusted net cash used in investing activities	$(1,120.8)	$(83.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities:	$(74.0)	$(668.1)
Change in Floorplan notes payable, excluding floorplan offset	373.2	310.3
Adjusted net cash provided by (used in) financing activities	$299.2	$(357.8)
Sources and Uses of Liquidity from Operating Activities — Year Ended December 31, 2021 compared to 2020
For the year ended December 31, 2021, net cash provided by operating activities increased by $454.2 million, as compared to the same period in 2020. On an adjusted basis for the same period, adjusted net cash provided by operating activities increased by $251.8 million. The increase on an adjusted basis was primarily driven by (i) a $265.6 million increase in total net income; (ii) a $113.7 million decrease in inventory levels; (iii) a $94.0 million increase in accounts payable and accrued expenses; (iii) partially offset by a $161.0 million increase in adjusted net floorplan repayments and a $59.0 million increase in prepaid expenses and other assets.
Sources and Uses of Liquidity from Investing Activities — Year Ended December 31, 2021 compared to 2020
For the year ended December 31, 2021, net cash used in investing activities increased by $1.2 billion, as compared to the same period in 2020. On an adjusted basis for the same period, adjusted net cash used in investing activities increased by $1.0 billion, primarily due to an increase in acquisition activities and purchases of property and equipment in 2021. Refer to Note 3. Acquisitions in the Notes to Consolidated Financial Statements for more information of acquisitions.
Capital Expenditures
Our capital expenditures include costs to extend the useful lives of current facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for 2022 will be approximately $134.0 million, excluding expenditures related to real estate purchases and future acquisitions, which could generally be funded from excess cash.

Sources and Uses of Liquidity from Financing Activities — Year Ended December 31, 2021 compared to 2020
For the year ended December 31, 2021, net cash used in financing activities decreased by $594.2 million, as compared to the same period in 2020. On an adjusted basis for the same period, adjusted net cash provided by financing activities increased by $657.0 million. The increase on an adjusted basis is primarily driven by net borrowings of debt in 2021 of $629.8 million compared to net repayments of debt in 2020 of $195.4 million; partially offset by an increase in share repurchases of $130.4 million in 2021, compared to 2020, and $30.0 million higher net repayment of our Floorplan lines (representing the net cash activity in our floorplan offset account).
Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of December 31, 2021 (in millions):

	As of December 31, 2021
	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,396.0	$243.1	$1,152.9
Acquisition Line (2)	349.0	341.1	7.9
Total revolving credit facility	1,745.0	584.2	1,160.8
FMCC facility (3)	300.0	19.5	280.5
Total U.S. credit facilities (4)	$2,045.0	$603.7	$1,441.3
(1)The available balance at December 31, 2021, includes $268.6 million of immediately available funds. The remaining available balance can be used for inventory financing.
(2)The outstanding balance of $341.1 million is related to outstanding letters of credit of $12.6 million and $328.5 million in borrowings. The borrowings outstanding under the Acquisition Line included $282.0 million of USD borrowings and £35.0 million of GBP borrowings translated at the spot rate on the day borrowed, solely for the purpose of calculating the outstanding and available borrowings under the Acquisition Line in accordance with the Revolving Credit Facility. The available borrowings may be limited from time to time, based on certain debt covenants.
(3)The available balance as of December 31, 2021, includes $3.3 million of immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4)The outstanding balance excludes $268.4 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
We have other credit facilities in the U.S. and the U.K. with third-party financial institutions, most of which are affiliated with the automobile manufacturers that provide financing for portions of our new, used and rental vehicle inventories. In addition, we have outstanding debt instruments, including our 4.00% Senior Notes, as well as real estate related and other debt instruments. Refer to Note 14. Debt in our Notes to Consolidated Financial Statements for further information.
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
As of December 31, 2021, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of December 31, 2021
	Required	Actual
Total adjusted leverage ratio	< 5.50	2.03
Fixed charge coverage ratio	> 1.20	6.10
Based on our position as of December 31, 2021, and our outlook as discussed within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations to this Form 10-K, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.

Refer to Note 13. Floorplan Notes Payable and Note 14. Debt in our Notes to Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of as of December 31, 2021.
Stock Repurchases and Dividends
Our Board of Directors from time to time, authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of January 1, 2021, we had $168.7 million available under our share repurchase program. From January 1, 2021, to November 17, 2021, we utilized $84.8 million of the then-available authorized share repurchase program. On November 17, 2021, our Board of Directors increased the authorization to repurchase shares of our common stock by $116.1 million to $200.0 million. From November 18, 2021, to December 31, 2021, we utilized $125.7 million of the available share repurchase program, leaving $74.3 million available under our current authorization to repurchase shares of our common stock. During 2021, 1,103,417 shares were repurchased at an average price of $190.82 per share, for a total of $210.6 million.
During 2021, our Board of Directors approved quarterly cash dividends per share on all shares of our common stock totaling $1.33 per share, which resulted in $23.2 million paid to common shareholders and $0.7 million to unvested RSA holders.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided regarding our foreign currency exchange rates and financial instruments to which we are a party at December 31, 2021, and from which we may incur future gains or losses from changes in market interest rates and/or foreign currency rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Interest Rates
We have interest rate risk on our variable-rate debt obligations, primarily consisting of our U.S. Floorplan Line. Based on variable-rate borrowings outstanding of $1.6 billion for both years ended December 31, 2021 and 2020, respectively, a 100 basis-point change in interest rates would have resulted in an approximate $14.8 million and a $16.0 million change to our annual interest expense, respectively, after consideration of the average interest rate swaps in effect during the periods.
To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure on a portion of our borrowings for a fixed interest rate. In addition, our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market-based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the years ended December 31, 2021, and 2020, we recognized $54.2 million and $47.3 million, respectively, of interest assistance as a reduction of new vehicle cost of sales.
Foreign Currency Exchange Rates
The functional currency of our U.K. subsidiaries is the GBP. Our exposure to fluctuating foreign currency exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average foreign currency exchange rates for the GBP to the USD would have resulted in a $239.6 million and $195.3 million decrease to our revenues for the years ended December 31, 2021, and 2020, respectively.
For additional information about our market sensitive financial instruments, see Note 7. Financial Instruments and Fair Value Measurements within our Notes to Consolidated Financial Statements.
Item 8. Financial Statements and Supplementary Data
Refer to our Consolidated Financial Statements beginning on page F-1 for the information required by this Item and incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, at the reasonable assurance level.

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
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2021, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as otherwise described below.
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the 2013 framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.
As permitted by guidelines established by the Securities and Exchange Commission for newly acquired businesses, we excluded several of our recently acquired businesses in 2021, comprised of 38 dealerships and four collision centers (the “Excluded Acquisitions”), from the scope of our annual report on internal controls over financial reporting for the year ended December 31, 2021. The Excluded Acquisitions comprised approximately $887.0 million of our consolidated total assets as of December 31, 2021, and $395.3 million of our consolidated revenues for the year then ended. We are in the process of integrating these businesses into our overall internal controls over financial reporting and plan to include them in our scope for the year ended December 31, 2022.
Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
Deloitte & Touche LLP, the independent registered accounting firm who audited the Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting. This report, dated February 23, 2022, appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Group 1 Automotive, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Group 1 Automotive, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.
As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at 38 dealerships and four collision centers (the “Excluded Acquisitions”). These Excluded Acquisitions constitute $887.0 million of consolidated total assets as of December 31, 2021, and $395.3 million of consolidated revenues for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at the Excluded Acquisitions.
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
February 23, 2022
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers of Group 1
The following sets forth certain information regarding our executive officers as of February 23, 2022.

Name	Age	Position	Years with Group 1	Years of Automotive Experience
Earl J. Hesterberg	68	President and Chief Executive Officer	16.5	47
Daryl A. Kenningham	57	President, U.S. and Brazilian Operations	10.5	34
Daniel J. McHenry	47	Senior Vice President and Chief Financial Officer	14	17
Frank Grese Jr.	70	Senior Vice President of Training, Operations Support and Employee Communications	17	47
Peter C. DeLongchamps	61	Senior Vice President, Manufacturer Relations, Financial Services and Public Affairs	17.5	39
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

Frank Grese Jr. was appointed Senior Vice President of Training, Operations Support and Employee Communications effective January 1, 2022. From February 1, 2016 through December 31, 2021, he served as Senior Vice President of Human Resources, Training and Operations Support. Prior to that appointment, Mr. Grese served as Regional Vice President of the West Region from January 2006 to January 2016, and served as the Platform President of Group 1 Atlanta from December 2004 to December 2005. Mr. Grese began his automotive career in the Ford Management Training Program in 1974 where he progressed through various assignments in district offices as well as Ford headquarters in Detroit. He joined Nissan in 1982 where he ultimately held the position of National Dealer Advertising Manager. In 1986, Mr. Grese left the manufacturer side of the business and began working in various executive positions, including chief operating officer and district president, with large public and private dealer groups. He last served as Director of Dealership Operations, working extensively with underperforming stores, for a large private dealer group. Mr. Grese graduated from the University of Georgia with a degree in journalism.
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
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement prepared in connection with the 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2021.
Item 11. Executive Compensation
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement prepared in connection with the 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement prepared in connection with the 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement prepared in connection with the 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2021.
Item 14. Principal Accounting Fees and Services
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement prepared in connection with the 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2021.

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

EXHIBIT INDEX

Exhibit Number		Description
2.1#	—	Purchase Agreement, dated as of September 12, 2021, by and among Group 1 Automotive, Inc., GPB Portfolio Automotive, LLC, Capstone Automotive Group, LLC, Capstone Automotive Group II, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC and Prime Real Estate Holdings, LLC (incorporated by reference to Exhibit 2.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2021)
2.2+	—	Share Purchase Agreement, dated November 12, 2021, by and between Group 1 Automotive, Inc., Buyer and UAB as intervening party (English translation) (incorporated by reference to Exhibit 2.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 15, 2021)
3.1	—	Amended and Restated Certificate of Incorporation of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)
3.2	—	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the period ended March 31, 2007)
3.3	—	Third Amended and Restated Bylaws of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 6, 2017)
4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 (Registration No. 333-29893))
4.2	—	Indenture, dated as of June 2, 2014, by and among Group 1 Automotive, Inc., the subsidiary guarantors party hereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 2, 2014)
4.3	—	Registration Rights Agreement, dated as of June 2, 2014, by and among Group 1 Automotive, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 2, 2014)
4.4	—	Registration Rights Agreement, dated as of September 9, 2014, by and among Group 1 Automotive, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed September 11, 2014)
4.5	—	Indenture, dated as of December 8, 2015, by and among Group 1 Automotive, Inc., the subsidiary guarantors party hereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed December 9, 2015)
4.6	—
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 to Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2020)

4.7	—	Indenture, dated as of August 17, 2020, by and among Group 1 Automotive, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed August 17, 2020)
4.8	—	Form of 4.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1, Exhibit A, of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed August 17, 2020)
10.1	—	Eleventh Amended and Restated Revolving Credit Agreement, dated effective as of June 27, 2019 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed July 1, 2019)
10.2	—	Waiver and First Amendment to Eleventh Amended and Restated Revolving Credit Agreement dated as of March 3, 2020 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, U.S. Bank National Association, N.A., as Administrative Agent, and Comerica Bank, as Floor Plan Agent (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (file No. 001-13461) for the quarter ended September 30, 2020)
10.3	—	Second Amendment to Eleventh Amended and Restated Revolving Credit Agreement dated as of October 30, 2020 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, U.S. Bank National Association, N.A., as Administrative Agent, and Comerica Bank, as Floor Plan Agent (incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (file No. 001-13461) for the quarter ended September 30, 2020)
10.4	—	Stockholders Agreement dated as of February 28, 2013, by and among Group 1 Automotive, Inc. and former shareholders of UAB Motors Participações S.A. named therein (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 5, 2013)

Exhibit Number		Description
10.5	—	Master Assignment and Acceptance Agreement, dated effective December 11, 2012, between JPMorgan Chase Bank, N.A., Comerica Bank, and Bank of America, N.A., each, an Assignor, and VW Credit, Inc., as Assignee, pursuant to the terms of the Eighth Amended and Restated Revolving Credit Agreement, dated effective as of July 1, 2011, as amended (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2012)
10.6	—	Loan Facility dated as of October 3, 2008 by and between Chandlers Garage Holdings Limited and BMW Financial Services (GB) Limited. (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.7	—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003)
10.8	—	Supplemental Terms and Conditions dated September 4, 1997 between Ford Motor Company and Group 1 Automotive, Inc. (incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.9	—	Form of Agreement between Toyota Motor Sales, U.S.A., Inc. and Group 1 Automotive, Inc. (incorporated by reference to Exhibit 10.12 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.10	—	Toyota Dealer Agreement effective April 5, 1993 between Gulf States Toyota, Inc. and Southwest Toyota, Inc. (incorporated by reference to Exhibit 10.17 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.11	—	Lexus Dealer Agreement effective August 21, 1995 between Lexus, a division of Toyota Motor Sales, U.S.A., Inc. and SMC Luxury Cars, Inc. (incorporated by reference to Exhibit 10.18 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.12	—	Form of General Motors Corporation U.S.A. Sales and Service Agreement (incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.13	—	Form of Ford Motor Company Sales and Service Agreement (incorporated by reference to Exhibit 10.38 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.14	—	Form of Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement (Incorporated by reference to Exhibit 10.13 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.15	—	Form of Chrysler Corporation Sales and Service Agreement (incorporated by reference to Exhibit 10.39 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 1998)
10.16	—	Form of Nissan Division of Nissan North America, Inc. Dealer Sales and Service Agreement (incorporated by reference to Exhibit 10.25 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2003)
10.17*	—	Policy on Payment or Recoupment of Performance-Based Cash Bonuses and Performance-Based Stock Bonuses in the Event of Certain Restatement (incorporated by reference to the section titled “Policy on Payment or Recoupment of Performance-Based Cash Bonuses and Performance-Based Stock Bonuses in the Event of Certain Restatement” in Item 5.02 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 13461) filed November 16, 2009)
10.18*	—	Form of Indemnification Agreement of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
10.19*	—	Officer’s Terms of Engagement and Guarantees between UAB Motors Participações S.A. and Lincoln da Cunha Pereira Filho dated as of February 28, 2013 (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2013)
10.20	—	Purchase Agreement, dated October 6, 2021, by and among Group 1 Automotive, Inc., BofA Securities, Inc., as representative of the Initial Purchasers listed in Schedule 1 thereto, and the guarantors listed in Schedule 2 thereto (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed October 7, 2021)
10.21*	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2021 (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2020)

Exhibit Number		Description
10.22*	—	Group 1 Automotive, Inc. 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed April 10, 2014)
10.23*	—	First Amendment to the Group 1 Automotive, Inc. 2014 Long Term Incentive Plan, effective May 13, 2020 (incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2020)
10.24*	—	Form of Restricted Stock Agreement with Qualified Retirement Provisions (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2021)
10.25*	—	Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10.26*	—	Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.36 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2009)
10.27*	—	Form of Senior Executive Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)
10.28*	—	Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.7 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)
10.29*	—	Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)
10.30*	—	Form of Restricted Stock Agreement with Qualified Retirement Provisions (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Current Report on Form 8K (File No. 001-13461) filed May 22, 2018)
10.31*	—	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.34 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2018)
10.32*	—	Form of Phantom Stock Agreement (Cash Settlement) for Non-Employee Directors (incorporated by reference to Exhibit 10.33 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461 for the year ended December 31, 2018)
10.33*	—	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2019)
10.34*	—	Employment Agreement dated effective May 19, 2015 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)
10.35*	—
Amendment to Employment Agreement dated effective as of May 17, 2018 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2018)

10.36*	—	Non-Compete Agreement dated effective May 19, 2015 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)
10.37*	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated June 6, 2011, between Group 1 Automotive, Inc. and Daryl Kenningham (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2020)
10.38*	—	Transition and Separation Agreement, effective June 1, 2020, between Group 1 Automotive, Inc. and John C. Rickel (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2020)
10.39*	—	Employment Agreement dated effective as of December 1, 2009 between Group 1 Automotive, Inc. and Darryl M. Burman (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 16, 2009)
10.40*	—	Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)

Exhibit Number		Description
10.41*	—	Offer Letter, dated June 1, 2020, between Group 1 Automotive, Inc. and Daniel McHenry (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2020)
10.42*	—	Retention, Confidentiality and Non-Compete Agreement dated August 20, 2020 between Group 1 Automotive, Inc. and Daniel McHenry (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2020)
10.43*	—
Group 1 Automotive, Inc. Aircraft Usage Policy (incorporated by reference to Exhibit 10.49 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2020)

10.44	—	Commitment Letter, dated as of September 12, 2021, by and among Group 1 Automotive, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Group 1 Automotive Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2021)
10.45†	—	Third Amendment to Eleventh Amended and Restated Revolving Credit Agreement dated as of December 30, 2021 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein and U.S. Bank National Association, N.A., as Administrative Agent
21.1†	—	Group 1 Automotive, Inc. Subsidiary List
23.1†	—	Consent of Deloitte & Touche LLP
23.2†	—	Consent of Ernst & Young LLP
31.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
†	Filed herewith
*	Management contract or compensatory plan or arrangement
**	Furnished herewith
#	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
+	Exhibits marked with a (+) exclude certain immaterial schedules and exhibits pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted schedules and exhibits will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2022.

Group 1 Automotive, Inc.

By:	/s/ Earl J. Hesterberg
Earl J. Hesterberg
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 23, 2022.

Signature	Title

/s/ Earl J. Hesterberg	President and Chief Executive Officer and Director
Earl J. Hesterberg	(Principal Executive Officer)

/s/ Daniel J. McHenry	Senior Vice President and Chief Financial Officer
Daniel J. McHenry	(Principal Financial and Accounting Officer)

/s/ Stephen D. Quinn	Chairman and Director
Stephen D. Quinn

/s/ Carin M. Barth	Director
Carin M. Barth

/s/ Lincoln da Cunha Pereira Filho	Director
Lincoln da Cunha Pereira Filho

/s/ Steven C. Mizell	Director
Steven C. Mizell

/s/ Steven Stanbrook	Director
Steven Stanbrook

/s/ Charles L. Szews	Director
Charles L. Szews

/s/ Anne Taylor	Director
Anne Taylor

/s/ MaryAnn Wright	Director
MaryAnn Wright

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Group 1 Automotive, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Intangible Franchise Rights — Refer to Notes 1, 3 and 12 to the consolidated financial statements
Critical Audit Matter Description
During the fourth quarter 2021, the Company completed an acquisition of 28 dealerships for a total purchase price of $934.2 million (“the acquisition”). The acquisition was accounted for as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including indefinite-lived intangible assets of $135.3 million, related to rights under franchise agreements with manufacturers. The fair value of acquired intangible franchise rights is estimated using the income approach.
As of December 31, 2021, the Company’s intangible franchise rights for these and prior acquisitions had an aggregate carrying value of $392.3 million. The Company’s annual impairment assessment for intangible franchise rights is performed in the fourth quarter, or more frequently if events or circumstances indicate possible impairment. In evaluating intangible franchise rights for impairment, a qualitative assessment is initially performed to determine whether it is more-likely-than-not that an impairment exists. If it is concluded that it is more-likely-than-not that an impairment exists, a quantitative test is performed. The fair value is estimated using the discounted cash flow, or income approach. The Company’s impairment analyses performed in fiscal year 2021 resulted in no impairment.

We identified the fair value of acquired intangible franchise rights for the acquisition, as well as the fair value estimates used in the impairment analyses as a critical audit matter because of the significant estimates and assumptions management makes related to forecasts of revenue growth rates, future EBITDA margins, weighted average cost of capital, and terminal growth rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures for the acquisition and the impairment analyses related to the forecasts of revenue growth rates, future EBITDA margins, weighted average cost of capital and terminal growth rates included the following, among others:
•We tested the effectiveness of internal controls over the intangible franchise rights fair value estimates, including those over the inputs, assumptions, and calculations.
•We evaluated the reasonableness of management’s forecasts of revenue growth rates and future EBITDA margins by comparing the forecasts to:
◦The Company’s historical revenue and EBITDA margins.
◦Internal communications to management and the Board of Directors.
◦Current industry, market and economic trends.
•We performed a sensitivity analysis of certain assumptions such as revenue growth rates, future EBITDA margins, weighted average cost of capital, and terminal growth rates to evaluate the potential change in the fair value resulting from changes in underlying assumptions.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the weighted average cost of capital and terminal growth rates by:
◦Testing the source information underlying the determination of the terminal growth rates and testing the mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the weighted average cost of capital selected by management.

/s/ Deloitte & Touche LLP
Houston, Texas
February 23, 2022
We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Group 1 Automotive, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Group 1 Automotive, Inc. (the Company) for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We served as the Company’s auditor from 2002 to 2020.
Houston, Texas
February 13, 2020 (except for Note 1, Note 4 and Note 20, as to which the date is February 23, 2022)

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	As of December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14.9	$69.0
Contracts-in-transit and vehicle receivables, net	218.9	210.6
Accounts and notes receivables, net	177.9	192.2
Inventories	1,073.1	1,446.4
Prepaid expenses	30.6	15.3
Other current assets	50.4	16.1
Current assets classified as held for sale	100.3	54.7
TOTAL CURRENT ASSETS	1,666.2	2,004.2
Property and equipment, net	1,957.8	1,584.4
Operating lease assets	267.8	207.1
Goodwill	1,420.2	997.1
Intangible franchise rights	392.3	232.8
Other long-term assets	45.0	28.7
Long-term assets classified as held for sale	—	35.2
TOTAL ASSETS	$5,749.4	$5,089.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $268.6 and $160.4, respectively	$295.0	$766.5
Floorplan notes payable — manufacturer affiliates, net of offset account of $3.3 and $16.0, respectively	236.0	320.8
Current maturities of long-term debt	220.4	56.0
Current operating lease liabilities	25.9	19.9
Accounts payable	457.8	430.4
Accrued expenses and other current liabilities	258.6	217.9
Current liabilities classified as held for sale	49.9	31.3
TOTAL CURRENT LIABILITIES	1,543.6	1,842.7
Long-term debt	1,815.3	1,280.6
Long-term operating lease liabilities	256.6	206.0
Deferred income taxes	180.9	141.0
Other long-term liabilities	127.7	153.8
Long-term liabilities classified as held for sale	—	15.7
Commitments and Contingencies (Note 17)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,336,054 and 25,433,048 issued, respectively	0.3	0.3
Additional paid-in capital	325.8	308.3
Retained earnings	2,345.9	1,817.9
Accumulated other comprehensive income (loss)	(156.2)	(184.0)
Treasury stock, at cost; 8,160,228 and 7,342,546 shares, respectively	(690.4)	(492.8)
TOTAL STOCKHOLDERS’ EQUITY	1,825.2	1,449.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,749.4	$5,089.4
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2021	2020	2019
REVENUES:
New vehicle retail sales	$6,504.8	$5,428.4	$6,027.3
Used vehicle retail sales	4,438.8	3,055.6	3,281.2
Used vehicle wholesale sales	365.7	295.8	336.8
Parts and service sales	1,591.2	1,357.4	1,462.4
Finance, insurance and other, net	581.4	463.0	490.2
Total revenues	13,481.9	10,600.2	11,597.9
COST OF SALES:
New vehicle retail sales	5,894.0	5,109.1	5,744.2
Used vehicle retail sales	4,084.6	2,850.7	3,085.8
Used vehicle wholesale sales	340.9	285.6	337.0
Parts and service sales	721.8	620.8	668.4
Total cost of sales	11,041.2	8,866.1	9,835.5
GROSS PROFIT	2,440.7	1,734.1	1,762.4
Selling, general and administrative expenses	1,477.2	1,138.2	1,312.4
Depreciation and amortization expense	77.4	73.5	70.0
Asset impairments	1.7	26.7	21.7
INCOME FROM OPERATIONS	884.4	495.7	358.3
INTEREST EXPENSE:
Floorplan interest expense	27.6	39.2	60.9
Other interest expense, net	55.8	61.9	74.8
Loss on extinguishment of debt	—	13.7	—
INCOME BEFORE INCOME TAXES	800.9	380.8	222.7
Provision for income taxes	175.5	84.2	53.7
Net income from continuing operations	625.4	296.7	169.0
Net (loss) income from discontinued operations	(73.3)	(10.2)	5.0
NET INCOME	$552.1	$286.5	$174.0
BASIC EARNINGS PER SHARE:
Continuing operations	$34.23	$16.11	$9.08
Discontinued operations	(4.01)	(0.55)	0.27
Total	$30.22	$15.55	$9.35
DILUTED EARNINGS PER SHARE:
Continuing operations	$34.11	$16.06	$9.07
Discontinued operations	(4.00)	(0.55)	0.27
Total	$30.11	$15.51	$9.34
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17.7	17.8	17.9
Diluted	17.7	17.8	17.9
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2021	2020	2019
NET INCOME	$552.1	$286.5	$174.0
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(6.7)	(8.7)	3.9
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax (provision) benefit of ($6.9), $11.4 and $4.1, respectively	22.6	(36.7)	(13.3)
Reclassification adjustment for realized loss on interest rate swap termination included in SG&A, net of tax of $—, $— and $—, respectively	—	0.1	—
Reclassification adjustment for loss included in interest expense, net of tax benefit of $1.8, $2.6 and $0.1, respectively	5.8	8.2	0.2
Reclassification related to de-designated interest rate swaps, net of tax benefit of $1.9, $— and $—, respectively	6.1	—	—
Unrealized gain (loss) on interest rate risk management activities, net of tax	34.5	(28.4)	(13.0)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	27.8	(37.1)	(9.2)
COMPREHENSIVE INCOME	$579.9	$249.4	$164.8
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2018	25,494,328	$0.3	$292.8	$1,394.8	$(137.8)	$(454.4)	$1,095.7
Net income	—	—	—	174.0	—	—	174.0
Other comprehensive loss, net of taxes	—	—	—	—	(9.2)	—	(9.2)
Purchases of treasury stock	—	—	—	—	—	(1.4)	(1.4)
Net issuance of treasury shares to stock compensation plans	(7,617)	—	(16.3)	—	—	20.5	4.2
Stock-based compensation	—	—	18.8	—	—	—	18.8
Dividends declared ($1.09 per share)	—	—	—	(20.3)	—	—	(20.3)
ASC 842 cumulative adjustment	—	—	—	(6.1)	—	—	(6.1)
BALANCE, DECEMBER 31, 2019	25,486,711	$0.3	$295.3	$1,542.4	$(147.0)	$(435.3)	$1,255.7
Net income	—	—	—	286.5	—	—	286.5
Other comprehensive loss, net of taxes	—	—	—	—	(37.1)	—	(37.1)
Purchases of treasury stock	—	—	—	—	—	(80.2)	(80.2)
Net issuance of treasury shares to stock compensation plans	(53,663)	—	(19.4)	—	—	22.7	3.3
Stock-based compensation	—	—	32.3	—	—	—	32.3
Dividends declared ($0.60 per share)	—	—	—	(11.0)	—	—	(11.0)
BALANCE, DECEMBER 31, 2020	25,433,048	$0.3	$308.3	$1,817.9	$(184.0)	$(492.8)	$1,449.6
Net income	—	—	—	552.1	—	—	552.1
Other comprehensive income, net of taxes	—	—	—	—	27.8	—	27.8
Purchases of treasury stock	—	—	—	—	—	(210.6)	(210.6)
Net issuance of treasury shares to stock compensation plans	(96,994)	—	(10.8)	—	—	13.0	2.2
Stock-based compensation	—	—	28.3	—	—	—	28.3
Dividends declared ($1.33 per share)	—	—	—	(24.1)	—	—	(24.1)
BALANCE, DECEMBER 31, 2021	25,336,054	$0.3	$325.8	$2,345.9	$(156.2)	$(690.4)	$1,825.2
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$552.1	$286.5	$174.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	78.9	75.8	71.6
Change in operating lease assets	25.0	24.0	28.2
Deferred income taxes	31.0	(0.9)	16.2
Asset impairments	79.2	37.7	22.2
Stock-based compensation	28.3	32.3	18.8
Amortization of debt discount and issue costs	2.5	3.2	4.0
Gain on disposition of assets	(6.0)	(5.8)	(5.9)
Loss on extinguishment of debt	3.8	13.7	—
Other	2.6	2.2	1.1
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	48.1	(45.9)	123.1
Accounts and notes receivable	11.2	21.2	(32.5)
Inventories	529.8	416.1	(28.8)
Contracts-in-transit and vehicle receivables	(6.4)	43.5	12.7
Prepaid expenses and other assets	(2.1)	56.9	(44.0)
Floorplan notes payable — manufacturer affiliates	(90.7)	(132.2)	38.9
Deferred revenues	(1.5)	(0.5)	(0.5)
Operating lease liabilities	(25.9)	(22.3)	(28.3)
Net cash provided by operating activities	1,259.6	805.4	370.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $65.2, $— and $25.2, respectively	(1,099.6)	(1.3)	(143.2)
Proceeds from disposition of franchises, property and equipment	24.8	29.8	43.4
Purchases of property and equipment	(143.6)	(103.2)	(191.8)
Other	(33.3)	—	—
Net cash used in investing activities	(1,251.7)	(74.7)	(291.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	8,333.2	9,998.1	7,304.6
Repayments on credit facility — floorplan line and other	(8,801.8)	(10,374.0)	(7,423.2)
Borrowings on credit facility — acquisition line	349.3	284.0	319.0
Repayments on credit facility — acquisition line	(66.6)	(309.5)	(281.4)
Debt issue costs	(2.8)	(9.0)	(5.4)
Borrowings of senior notes	200.0	550.0	—
Repayments of senior notes	—	(857.9)	—
Borrowings on other debt	334.3	271.9	350.9
Principal payments on other debt	(187.3)	(134.0)	(314.0)
Proceeds from employee stock purchase plan	15.2	9.6	8.6
Payments of tax withholding for stock-based awards	(13.0)	(6.2)	(4.4)
Repurchases of common stock, amounts based on settlement date	(210.6)	(80.2)	(1.4)
Dividends paid	(23.9)	(11.0)	(20.3)
Net cash used in financing activities	(74.0)	(668.1)	(67.0)
Effect of exchange rate changes on cash	(2.5)	(3.4)	(2.9)
Net (decrease) increase in cash and cash equivalents	(68.6)	59.2	9.3
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	87.3	28.1	18.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$18.7	$87.3	$28.1
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying Consolidated Financial Statements and notes thereto, have been prepared in accordance with U.S. GAAP and reflect the consolidated accounts of the parent company, Group 1 Automotive, Inc., and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation. Group 1 Automotive, Inc. and its subsidiaries are collectively referred to as the “Company” in these Notes to Consolidated Financial Statements.
On November 12, 2021, the Company entered into a Share Purchase Agreement (the “Brazil Agreement”) with Original Holdings S.A. (“Buyer”). Pursuant to the terms and conditions set forth in the Agreement, Buyer will acquire 100% of the issued and outstanding equity interests of the Company’s Brazilian operations (the “Brazil Disposal Group”) for approximately BRL 510.0 million in cash (the “Brazil Disposal”). The Brazil Disposal Group met the criteria to be reported as held for sale and discontinued operations. Therefore, the related assets, liabilities and operating results of the Brazil Disposal Group are reported as discontinued operations (the “Brazil Discontinued Operations”) for all periods presented. The Brazil Disposal Group was previously included in the Brazil segment. Effective as of the fourth quarter of 2021, the Company is aligned into two reportable segments: U.S. and U.K. Refer to Note 20. Segment Information for additional information on the Company’s segments.
Unless otherwise specified, disclosures in these Consolidated Financial Statements reflect continuing operations only. Certain prior-period amounts, primarily related to the Brazil Discontinued Operations, have been reclassified in the Consolidated Financial Statements and accompanying notes to conform to current-period presentation. Refer to Note 4. Discontinued Operations and Other Divestitures for additional information on the Brazil Discontinued Operations.
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
During the year ended December 31, 2020, the Company recorded an out-of-period adjustment of $10.6 million resulting in an increase to Selling, general and administrative expenses and Additional paid-in capital to correct stock-based compensation for awards granted in prior years to retirement eligible employees not recognized timely due to the incorrect treatment of a non-substantive service condition. The impact to the year ended December 31, 2020, was a decrease to net income of $9.7 million resulting in a decrease to diluted earnings per common share of $0.53. The effect of this adjustment on any previously reported period was not material based on a quantitative and qualitative evaluation.
There has continued to be widespread impact from the COVID-19 pandemic. Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor supply, all of which impact the Company’s business either directly or indirectly.
Use of Estimates
The preparation of the Company’s financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Management analyzes the Company’s estimates based on historical experience and other assumptions that are believed to be reasonable under the circumstances, however, actual results could differ materially from such estimates. The significant estimates and assumptions affect, among other things, certain amounts in the accompanying Consolidated Financial Statements including, but not limited to, inventory valuation adjustments, reserves for future chargebacks on finance, insurance and vehicle service contract fees, self-insured property and casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangible franchise rights, and reserves for potential litigation.
Revenue Recognition
Refer to the discussion of the Company’s revenue streams and accounting policies related to revenue recognition in Note 2. Revenues.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase.
Receivables
Refer to Note 8. Receivables, Net and Contract Assets for further discussion of the Company’s receivable accounts and related accounting policies.
Inventories
New and used retail vehicles are carried at the lower of specific cost or net realizable value. Specific cost consists of the amount paid to acquire the vehicle, plus the cost of reconditioning, equipment addition and transportation. In determining the lower of specific cost or net realizable value of new and used vehicles, the Company considers historical loss experience and current market trends.
Parts and accessories inventories are valued at lower of cost or net realizable value and determined on a first-in, first-out basis. The Company incurs shipping costs in connection with selling parts to customers which is included in Cost of Sales in the Consolidated Statements of Operations.
Certain manufacturers offer vehicle rebates, in the form of purchase discounts, once applicable incentive targets are met. Incentive targets typically consist of volume incentives to order and/or sell certain models and/or volumes of inventory over designated periods of time. The Company also receives dealer rebates and incentive payments on parts purchases from the automobile manufacturers on new vehicle retail sales. Additionally, the Company receives interest assistance from certain automobile manufacturers that is reflected as a vehicle purchase price discount. The rebates, interest assistance and other dealer incentives reduce inventory costs in the Consolidated Balance Sheets and are reflected as a reduction to Cost of Sales in the Consolidated Statements of Operations as the vehicles are sold.
Refer to Note 9. Inventories for further discussion of the Company’s inventory accounts.
Property and Equipment, Net
Property and equipment, recorded at cost, is depreciated using the straight-line method over the estimated useful lives of the assets to estimated salvage values. Leasehold improvements are capitalized and amortized over the lesser of the estimated term of the lease or the estimated useful life of the asset.
Property and equipment estimated useful lives are as follows:

Estimated Useful Lives in Years

Buildings and leasehold improvements	25 to 50
Machinery and dealership equipment	7 to 20
Office equipment, furniture and fixtures	3 to 20
Company vehicles	3 to 5
Expenditures for major additions or improvements, which improve or extend the useful lives of the assets are capitalized. Minor replacements and routine maintenance and repairs, which do not improve or extend the lives of the assets, are expensed as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in Selling, general and administrative expenses in the Consolidated Statements of Operations.
The Company performs an impairment analysis on long-lived assets used in operations when events or circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of comparing the carrying amount of the asset group with its expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. If the asset group’s carrying amount exceeds its future undiscounted cash flows, an impairment charge is measured as the amount by which its carrying amount exceeds its fair value. Refer to Note 10. Property and Equipment, Net for further discussion. The fair value of property is typically based on a third-party appraisal which requires adjustments to market-based valuation inputs to reflect the different characteristics between the property being measured and comparable properties, which are considered level 3 inputs within the fair value hierarchy described further in Note 7. Financial Instruments and Fair Value Measurements.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Combinations
Business acquisitions are accounted for under the acquisition method of accounting, whereby the Company measures and recognizes the fair value of assets acquired and liabilities assumed at the date of acquisition. The operating results of entities acquired are included in the accompanying Consolidated Statements of Operations from the date of acquisition. For material acquisitions, the Company typically utilizes third-party experts to determine the fair values of property acquired.
The fair values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of property and intangible franchise rights.
If the initial accounting for a business combination has not been concluded by the end of the reporting period in which the acquisition occurs, an estimate will be recorded and disclosure of those open areas will be provided. The Company will record any material adjustments to the initial estimates based on new information obtained that would have existed as of the date of the acquisition within a year of the acquisition date.
On November 17, 2021, the Company completed the acquisition of Prime Automotive Group (“Prime”), including 27 dealerships, certain real estate and three collision centers in the Northeastern U.S. On November 18, 2021, the Company completed the purchase of a 28th Prime dealership (together, with the previously identified acquisitions, collectively referred to as the “Prime Acquisition”). The aggregate consideration for the Prime Acquisition was approximately $934.2 million.
Refer to Note 3. Acquisitions for further discussion of the Company’s business combinations.
Goodwill and Intangible Franchise Rights
Goodwill represents the excess, at the date of acquisition, of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. The Company is organized into two geographic regions, the U.S. region and the U.K. region. The Company has determined that each region represents a reporting unit for the purpose of assessing goodwill for impairment.
In addition to goodwill, the Company recognizes, at the dealership level, separately identifiable intangible assets for rights under franchise agreements with manufacturers. Most of the Company’s franchise agreements continue indefinitely. The Company believes that these agreements can be renewed without substantial cost based on the history with the manufacturer. As such, the Company’s intangible assets for rights under franchise agreements are considered non-amortizing indefinite lived intangible assets, expected to contribute to cash flows of the Company for an indefinite period of time.
The Company evaluates goodwill and intangible franchise rights for impairment annually as of October 31, or more frequently if events or circumstances indicate possible impairment has occurred.
No goodwill impairments were recorded during the years ended December 31, 2021, 2020 and 2019. No impairments of intangible franchise rights were recorded during year ended December 31, 2021. During the years ended December 31, 2020 and 2019, the Company recorded impairment of $20.7 million and $19.0 million, respectively, of intangible franchise rights. The impairment charges were recognized within Asset impairments in the Company’s Consolidated Statements of Operations.
Refer to Note 12. Intangible Franchise Rights and Goodwill for further discussion of the Company’s goodwill and intangibles, including results of its impairment testing.
Income Taxes
The Company is subject to income taxes at the federal level and in 17 states in the U.S., as well as in the U.K., each of which has unique tax rates and payment calculations. As the amount of income generated in each jurisdiction varies from period to period, the Company’s estimated effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.
The Company follows the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The Company has recognized deferred tax assets, net of valuation allowances, that it believes will be realized, based primarily on the assumption of future taxable income. As it relates to U.S. state NOLs, a corresponding valuation allowance has been established to the extent that the Company has determined that net income attributable to certain jurisdictions may not be sufficient to realize the benefit. Refer to Note 15. Income Taxes for further discussion.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Derivative Financial Instruments
The Company holds derivative financial instruments consisting of interest rate swaps that are designated as cash flow hedges. Refer to the discussion of the Company’s accounting policies relating to its derivative financial instruments, including fair value measurements, in Note 7. Financial Instruments and Fair Value Measurements.
Advertising
The Company expenses the costs of advertising as incurred. Advertising expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations and totaled $65.8 million, $49.0 million and $74.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company receives advertising assistance from certain automobile manufacturers, which the Company is required to spend on qualified advertising and which is subject to audit and chargeback by the manufacturer. The assistance is accounted for as a reduction to SG&A expenses as earned and amounted to $14.9 million, $13.0 million and $15.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Excluding the cash flows from or to manufacturer affiliated lenders participating in the Company’s syndicated lending group under the Revolving Credit Facility as defined in Note 13. Floorplan Notes Payable, all borrowings from, and repayments to, lenders affiliated with the vehicle manufacturers are presented within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows. All borrowings from, and repayments to, the Company’s credit facilities (including the cash flows from or to manufacturer affiliated lenders participating in the Revolving Credit Facility) are presented within Cash Flows from Financing Activities.
Leases
Refer to the discussion of the Company’s leases and related accounting policies in Note 11. Leases.
Foreign Currency Translation
The functional currency for the Company’s U.K. subsidiaries is GBP. All assets and liabilities of foreign subsidiaries are translated into USD using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The gains and losses resulting from translation adjustments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity.
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for companies that have contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The optional expedients and exceptions are intended to ease the financial reporting burdens mainly related to contract modification accounting, hedge accounting and lease accounting. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 and will apply through December 31, 2022. LIBOR is used as an interest rate “benchmark” in the majority of the Company’s mortgages, other debt and lease contracts. Additionally, the majority of the Company’s derivative instruments are benchmarked to LIBOR. The Company applied the relief described for the modification of its Revolving Credit Facility to SOFR as further described in Note 13. Floorplan Notes Payable. The Company will continue to apply the relief as its arrangements are modified and does not expect the adoption will have a material impact on the Company’s consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. REVENUES
The Company derives its revenues primarily from the sale of new and used vehicles; sale of vehicle parts; performance of maintenance and repair services; and arrangement of vehicle financing and sale of service and other insurance contracts. Revenue recognition for each of these streams is discussed below. With respect to the cost of freight and shipping from the Company’s dealerships to its customers, the Company’s policy is to recognize such cost within cost of sales in the Consolidated Statements of Operations. Taxes collected from customers and remitted to governmental authorities are reported on a net basis in the Company’s Consolidated Financial Statements, thus excluded from revenues.
The following tables present the Company's revenues disaggregated by its geographical segments (in millions):

	Year Ended December 31, 2021
	U.S.	U.K.	Total
New vehicle retail sales	$5,371.4	$1,133.3	$6,504.8
Used vehicle retail sales	3,356.3	1,082.5	4,438.8
Used vehicle wholesale sales	232.2	133.6	365.7
Total new and used vehicle sales	8,959.9	2,349.4	11,309.3
Parts and service sales (1)	1,361.4	229.8	1,591.2
Finance, insurance and other, net (2)	525.0	56.4	581.4
Total revenues	$10,846.3	$2,635.6	$13,481.9

	Year Ended December 31, 2020
	U.S.	U.K.	Total
New vehicle retail sales	$4,406.6	$1,021.8	$5,428.4
Used vehicle retail sales	2,348.5	707.2	3,055.6
Used vehicle wholesale sales	169.4	126.4	295.8
Total new and used vehicle sales	6,924.5	1,855.3	8,779.8
Parts and service sales (1)	1,162.6	194.8	1,357.4
Finance, insurance and other, net (2)	416.3	46.6	463.0
Total revenues	$8,503.4	$2,096.8	$10,600.2

	Year Ended December 31, 2019
	U.S.	U.K.	Total
New vehicle retail sales	$4,832.2	$1,195.1	$6,027.3
Used vehicle retail sales	2,509.9	771.3	3,281.2
Used vehicle wholesale sales	174.5	162.3	336.8
Total new and used vehicle sales	7,516.6	2,128.7	9,645.3
Parts and service sales (1)	1,234.4	227.9	1,462.4
Finance, insurance and other, net (2)	433.2	57.0	490.2
Total revenues	$9,184.2	$2,413.7	$11,597.9
(1) The Company has applied the optional exemption not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $22.3 million, $27.6 million and $19.5 million during the years ended December 31, 2021, 2020 and 2019, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Arrangement of Vehicle Financing and the Sale of Service and Other Insurance Contracts section within this Note for further discussion of these arrangements. Refer to Note 8. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
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
With regards to the upfront commission for these contracts, the transaction price is the amount earned for each individual contract executed and is generally collected within 30 days of the satisfaction of the performance.
Charge Backs
The Company may be charged back in the future for commissions received on F&I contract or vehicle service contract fees in the event of early termination of the contracts by customers. A reserve for future amounts estimated to be charged back, representing variable consideration, is recorded as a reduction to Finance, insurance and other, net in the Consolidated Statements of Operations. The reserve is estimated based on the Company’s historical charge back results and the termination provisions of the applicable contracts, and was $58.3 million and $47.1 million at December 31, 2021 and 2020, respectively.

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
The change in contract assets during the year ended December 31, 2021, is reflected in the table below (in millions):

F&I, Net
Contract Assets, January 1, 2021	$35.3
Changes related to revenue recognition during the period	22.3
Amounts invoiced during the period	(20.1)
Contract Assets, December 31, 2021	$37.5
3. ACQUISITIONS
Prime Acquisition
In November 2021, the Company completed the Prime Acquisition, for aggregate consideration of approximately $934.2 million. The purchase price was financed through a combination of cash, available lines of credit and debt financing.
The accounting for the Prime Acquisition is considered to be preliminary. The Company is continuing to analyze and assess relevant information related to certain property and equipment and property lease contracts. Due to the recent timing and complexity of the Acquisition, these amounts are provisional and subject to change as the Company’s fair value assessments are finalized. The Company will reflect any such adjustments in subsequent filings. The results of the Prime Acquisition are included in the U.S. segment.
The goodwill is deductible for income tax purposes.
The following table summarizes the consideration paid and aggregate amounts of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Total consideration	$934.2
Identifiable assets acquired and liabilities assumed
Inventories	$136.7
Property and equipment	267.4
Intangible franchise rights	135.3
Operating lease assets	58.3
Other assets (1)	63.1
Total assets acquired	660.8
Operating lease liabilities	56.6
Other liabilities (2)	38.3
Total liabilities assumed	94.9
Total identifiable net assets	565.9
Goodwill	$368.3
(1) Other assets acquired in connection with the Prime Acquisition include $55.3 million of assets classified as held for sale as of the acquisition date. See the table below for additional details.
(2) Other liabilities assumed in connection with the Prime Acquisition include $1.7 million of liabilities classified as held for sale as of the acquisition date. See the table below for additional details.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prime assets classified as held for sale (in millions)
Inventories	$10.4
Property and equipment	28.1
Operating lease assets	1.7
Goodwill	15.1
Total other assets classified as held for sale	$55.3
Prime liabilities classified as held for sale (in millions)
Operating lease liabilities	$1.7
The Company recorded $12.9 million of acquisition related costs during the year ended December 31, 2021. These costs are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
The Company’s Consolidated Statements of Operations included revenues and net income attributable to Prime from the acquisition date through December 31, 2021, of $199.9 million and $14.3 million, respectively.
The following unaudited pro forma financial information presents consolidated information of the Company as if the Prime Acquisition had occurred January 1, 2020 (in millions):

	Years Ended December 31,
	2021	2020
	(unaudited)
Revenues	$15,243.5	$12,469.8
Net income	$594.7	$290.0
Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.
Other Acquisitions
During the year ended December 31, 2021, the Company also acquired five dealerships, representing eight franchises, in the U.S. and seven dealerships, representing nine franchises, in the U.K. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, totaled $166.8 million, net of cash acquired. Goodwill associated with these acquisitions totaled $70.1 million.
During the year ended December 31, 2020, the Company acquired a collision center in the U.S., which was integrated into an existing dealership. Aggregate consideration paid was $1.3 million. Goodwill associated with this acquisition was not material.
4. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
Brazil Discontinued Operations
On November 12, 2021, the Company entered into the Brazil Disposal. The Brazil Disposal is expected to close before the end of the second quarter of 2022. The sale price of BRL 510.0 million includes a holdback amount, for general representations and warranties, of BRL 115.0 million or approximately $20.7 million, to be held in escrow for a period of five years from the close of the transaction. At the conclusion of the five-year period, the remaining funds held in escrow would be released to the Company. This amount has been included in the estimated proceeds.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the estimated fair value of proceeds expected and net carrying value of the assets disposed (in millions):

Estimated fair value of proceeds from disposition	$91.6
Estimated net assets disposed	42.3
Estimated gain before currency translation adjustments	49.2
Estimated amount of currency translation loss recorded in AOCI	(125.7)
Estimated incremental costs to sell	1.1
Net loss on disposal of the Brazil Discontinued Operations	$(77.5)
Upon sale of a foreign entity, amounts recorded within Accumulated Other Comprehensive Income (“AOCI”) on the Consolidated Balance Sheets, are required to be reclassified into earnings on the date of disposition. For purposes of determining the net gain or loss on the Brazil Disposal Group, the Company included the non-cash currency translation adjustment recorded in AOCI of a loss of $125.7 million attributable to the Brazil Disposal Group. The loss on sale indicates impairment of assets to be necessary, however, the loss was entirely the result of the non-cash amount reclassified from AOCI. The Company has presented in 2021, a valuation allowance against assets held for sale of the Brazil Disposal Group to reflect the expected loss not attributable to a particular asset within the Brazil Disposal Group. In addition, the purchase price is denominated in BRL, which is subject to foreign currency exchange risk. In order to partially mitigate this risk, the Company entered into a foreign currency derivative for the conversion of BRL to USD in the form of a costless collar which protects the Company from significant downside exposure on $70.0 million of the expected purchase consideration.
The assets, liabilities and operating results of the Brazil Disposal Group are reported as discontinued operations for all periods presented as the disposition reflects a strategic shift by the Company. The Company classified assets and liabilities of the Brazil Disposal Group as held for sale in the Consolidated Balance Sheets at the lower of its carrying amount or fair value less costs to sell.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Results of the Brazil Discontinued Operations were as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
REVENUES:
New vehicle retail sales	$205.6	$152.4	$286.8
Used vehicle retail sales	58.1	50.0	85.4
Used vehicle wholesale sales	11.3	12.3	18.3
Parts and service sales	38.7	31.9	47.6
Finance, insurance and other, net	6.1	5.0	7.6
Total revenues	319.8	251.6	445.9
COST OF SALES:
New vehicle retail sales	184.9	141.3	269.1
Used vehicle retail sales	53.1	46.3	79.5
Used vehicle wholesale sales	10.5	11.5	17.1
Parts and service sales	22.0	17.7	26.6
Total cost of sales	270.6	216.7	392.3
GROSS PROFIT	49.2	34.8	53.5
Selling, general and administrative expenses	34.3	31.1	46.0
Depreciation and amortization expense	1.5	2.3	1.6
Asset impairments	77.5	11.1	0.5
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(64.1)	(9.6)	5.4
INTEREST EXPENSE:
Floorplan interest expense	1.1	0.3	0.7
Other interest expense, net	0.9	0.7	0.1
Loss on extinguishment of debt	3.8	—	—
(LOSS) INCOME BEFORE INCOME TAXES — DISCONTINUED OPERATIONS	(69.9)	(10.5)	4.6
Provision (benefit) for income taxes	3.4	(0.3)	(0.4)
NET (LOSS) INCOME — DISCONTINUED OPERATIONS	$(73.3)	$(10.2)	$5.0

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents cash flows from operating and investing activities for the Brazil Discontinued Operations (in millions):

	Years Ended December 31,
	2021	2020	2019
Net cash provided by operating activities — discontinued operations	$5.2	$13.1	$6.9
Net cash used in investing activities — discontinued operations	$(1.5)	$(6.8)	$(3.0)
Assets and liabilities of the Brazil Discontinued Operations were as follows (in millions):

	As of December 31,
	2021	2020
Cash and cash equivalents	$3.7	$18.3
Contracts-in-transit and vehicle receivables, net	2.3	0.6
Accounts and notes receivable, net	11.8	7.8
Inventories	37.2	21.5
Prepaid expenses	1.9	4.0
Assets of discontinued operations — current	56.9	52.3
Property and equipment, net	22.3	23.9
Operating lease assets	2.4	2.8
Other long-term assets	7.8	8.5
Assets of discontinued operations — non-current (1)	32.5	35.2
Total assets, before valuation allowance	89.5	87.5
Valuation allowance	(76.4)	—
Total assets, net of valuation allowance (1)	$13.0	$87.5

Floorplan notes payable — credit facility and other	$3.3	$1.1
Floorplan notes payable — manufacturer affiliates	20.1	6.7
Current maturities of long-term debt	—	0.7
Current operating lease liabilities	2.5	1.6
Accounts payable	13.7	12.2
Accrued expenses and other current liabilities	8.7	9.0
Liabilities of discontinued operations — current	48.3	31.3
Long-term debt	—	14.1
Long-term operating lease liabilities	—	1.5
Liabilities of discontinued operations — non-current (1)	—	15.7
Total liabilities (1)	$48.3	$47.0
(1) The assets and liabilities of the Brazil Discontinued Operations are classified in current assets and liabilities, respectively, in the Consolidated Balance Sheet as of December 31, 2021, as the Brazil Disposal is expected to close before the end of the second quarter of 2022. The assets and liabilities of the Brazil Discontinued Operations are classified in their respective current or long-term classifications in the Consolidated Balance Sheet as of December 31, 2020, in accordance with the nature and underlying classification of such assets and liabilities, as the Brazil Disposal did not occur within one-year of that date.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets and Liabilities Held for Sale
Assets and liabilities classified as held for sale consisted of the following (in millions):

	As of December 31,
	2021	2020
Current assets classified as held for sale
Brazil Discontinued Operations	$13.0	$52.3
Prime Acquisition (1)	52.3	—
Other (2)	34.9	2.4
Total current assets classified as held for sale	$100.3	$54.7
Long-term assets classified as held for sale
Brazil Discontinued Operations	$—	$35.2
Total long-term assets classified as held for sale	$—	$35.2
Current liabilities classified as held for sale
Brazil Discontinued Operations	$48.3	$31.3
Prime Acquisition (1)	1.6	—
Other	—	—
Total current liabilities classified as held for sale	$49.9	$31.3
Long-term liabilities classified as held for sale
Brazil Discontinued Operations	$—	$15.7
Total long-term liabilities classified as held for sale	$—	$15.7
(1) For additional details on current assets and current liabilities classified as held for sale in connection with the Prime Acquisition, refer to Note 3. Acquisitions.
(2) Includes $9.9 million of goodwill reclassified to assets held for sale as of December 31, 2021.
Other Divestitures
During the year ended December 31, 2021, the Company recorded a net pre-tax gain totaling $4.4 million related to the disposition of three dealerships representing three franchises and one franchise within an existing dealership in the U.S. The dispositions reduced goodwill by $4.0 million. The Company terminated one franchise within an existing dealership in the U.S. The Company also terminated one dealership representing one franchise in the U.K.
During the year ended December 31, 2020, the Company’s dispositions included two dealerships representing three franchises in the U.S. The Company recorded a net pre-tax gain totaling $3.1 million related to these dispositions.
During the year ended December 31, 2019, the Company’s dispositions included four dealerships, representing seven franchises, and two terminated franchises in the U.S.; and three dealerships representing four terminated franchises in the U.K. The Company recorded a net pre-tax gain totaling $4.8 million related to these dispositions.
The Company’s dispositions generally consist of dealership assets and related real estate. Gains and losses on dispositions are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
5. STOCK-BASED COMPENSATION PLANS
Under the Company’s 2014 Long Term Incentive Plan (the “Incentive Plan”), the Company currently grants RSAs, RSUs (also referred to as “Phantom Stock”) and performance share units (“PSUs”) to Company employees and non-employee directors. The aggregate maximum number of shares that may be issued or transferred under the Incentive Plan is 2.2 million. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2021, there were 1.5 million shares available for issuance under the Incentive Plan.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Awards
The Company grants RSAs to employees and non-employee directors, at no cost to the recipient. RSAs qualify as participating securities as each award contains non-forfeitable rights to dividends. As such, the two-class method is required for the computation of EPS. RSAs contain voting rights and are accounted for as outstanding when granted. Refer to Note 6. Earnings (Loss) Per Share for further details. RSAs are subject to vesting periods of up to five years and are considered outstanding at the date of grant. Compensation expense for RSAs is calculated based on the market price of the Company’s common stock at the date of grant and recognized over the requisite vesting period on a straight-line basis. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate. The Company issues new shares of common stock or treasury shares, if available, to settle vested RSAs.
The following table summarizes RSA activity and related information for 2021:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	620,543	$76.22
Granted	110,276	$152.40
Vested	(195,201)	$69.55
Forfeited	(12,069)	$92.87
Nonvested at December 31, 2021	523,549	$94.37
The total fair value of RSAs that vested during the years ended December 31, 2021, 2020 and 2019, was $13.6 million, $15.8 million and $15.8 million, respectively.
As of December 31, 2021, there was $22.6 million of total unrecognized compensation cost related to RSAs which is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock Units
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
Prior to January 1, 2019, RSUs settled in shares of the Company’s common stock. Effective January 1, 2019, RSUs will settle in a cash payment equal to the average of the Company’s high and low stock price on the separation of service date and constitute liability instruments, which require remeasurements to fair value each reporting period. The changes in fair value as a result of the changes in the Company’s stock price is recognized in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2021, the total liability for unsettled cash-settled RSUs, recorded at fair value, was $4.4 million.
Performance Share Units
The Company grants PSUs to certain key employees. During the years ended December 31, 2021 and 2020, the Company granted 14,104 and 20,992, PSUs respectively. The fair value of each PSU granted is based on the Company’s stock price on the date of grant. The PSUs are evaluated over a two-year performance period based on actual performance targets achieved, as well as the market-based return of the Company’s common stock relative to that of their peer group and subject to vesting over a three-year service period, which at the end of year three, will convert into shares of the Company’s common stock. The weighted average grant-date fair value per performance share unit granted during the years ended December 31, 2021 and 2020 was $145.40 and $103.29, respectively.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of December 31, 2021, there were 1,529,438 shares available for issuance under the Purchase Plan. During the years ended December 31, 2021, 2020 and 2019, the Company issued 116,680, 202,393 and 142,576 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
The weighted average per share fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $43.57, $19.51 and $16.00 during the years ended December 31, 2021, 2020 and 2019, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option. Cash received from Purchase Plan purchases was $15.2 million, $9.6 million and $8.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Employees can contribute a maximum of 10% of their compensation, up to a maximum of $25,000 annually under the Purchase Plan.
Stock-Based Compensation
Total stock-based compensation includes expenses for both equity and cash-settled awards and is recognized in Selling, general and administrative expenses in the Consolidated Statements of Operations. Stock-based compensation related to equity-settled awards was $28.3 million, $32.3 million and $18.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Stock-based compensation related to cash-settled awards were $2.2 million, $1.1 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019. Tax benefits related to total stock-based compensation were $4.3 million, $5.0 million and $3.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the calculation of EPS on total net income for the years ended December 31, 2021, 2020 and 2019 (in millions, except share and per share data):

	Years Ended December 31,
	2021	2020	2019
Weighted average basic common shares outstanding	17,655,365	17,754,666	17,917,195
Dilutive effect of stock-based awards and employee stock purchases	66,847	51,912	18,879
Weighted average dilutive common shares outstanding	17,722,212	17,806,578	17,936,075
Basic:
Net income	$552.1	$286.5	$174.0
Less: Earnings allocated to participating securities from continuing operations	21.1	10.7	6.3
Less: (Loss) earnings allocated to participating securities from discontinued operations	(2.5)	(0.4)	0.2
Net income available to basic common shares	$533.5	$276.2	$167.6
Basic earnings per common share	$30.22	$15.55	$9.35
Diluted:
Net income	$552.1	$286.5	$174.0
Less: Earnings allocated to participating securities from continuing operations	21.0	10.6	6.2
Less: (Loss) earnings allocated to participating securities from discontinued operations	(2.5)	(0.4)	0.2
Net income available to diluted common shares	$533.6	$276.2	$167.6
Diluted earnings per common share	$30.11	$15.51	$9.34
7. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
The Company periodically invests in demand notes with manufacturer-affiliated finance companies that bear interest at a variable rate determined by the manufacturer and represent unsecured, unsubordinated and unguaranteed debt obligations of the manufacturer. The instruments are redeemable on demand by the Company and therefore the Company has classified these instruments as Cash and cash equivalents in the accompanying Consolidated Balance Sheets. As of December 31, 2021 and 2020, the carrying value of these instruments was $0.6 million and $60.0 million, respectively. The Company determined that the valuation measurement inputs of these instruments include inputs other than quoted market prices, that are observable or that can be corroborated by observable data by correlation. Accordingly, the Company has classified these instruments within Level 2 of the hierarchy framework.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fixed Rate Long-Term Debt
The Company estimates the fair value of its $750.0 million 4.00% Senior Notes due August 2028 (“4.00% Senior Notes”) using quoted prices for the identical liability (Level 1) and estimates the fair value of its fixed-rate mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments (Level 2). Refer to Note 14. Debt for further discussion of the Company’s long-term debt arrangements. The carrying value and fair value of the Company’s 4.00% Senior Notes and fixed-rate mortgages were as follows (in millions):

	December 31, 2021		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$748.4	$550.0	$567.0
Real estate related	81.3	78.7	84.3	77.0
Total	$831.3	$827.1	$634.3	$644.0
(1) Carrying value excludes unamortized debt issuance costs.
On October 21, 2021, the Company issued an additional $200.0 million aggregate principal amount of its 4.00% Senior Notes due 2028. Refer to Note 14. Debt for further discussion of the Company’s long-term debt arrangements.
Derivative Financial Instruments
The Company holds the majority of its interest rate swaps to hedge against variability of interest payments indexed to LIBOR and SOFR. The Company’s interest rate swaps are measured at fair value utilizing a one-month LIBOR or SOFR forward yield curve matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The fair value of the interest rate swaps also considers the credit risk of the Company for instruments in a liability position or the counterparty for instruments in an asset position. The credit risk is calculated using the spread between the one-month LIBOR or SOFR yield curve and the relevant interest rate according to rating agencies. The inputs to the fair value measurements reflect Level 2 of the hierarchy framework.
Assets and liabilities associated with the Company’s interest rate swaps, as reflected gross in the Consolidated Balance Sheets, were as follows (in millions):

	December 31,
	2021	2020
Assets:
Other current assets	$—	$1.9
Other long-term assets	13.8	0.3
Total assets	$13.8	$2.3
Liabilities:
Accrued expenses and other current liabilities	$0.1	$4.2
Long-term interest rate swap liabilities	11.1	40.6
Total liabilities	$11.2	$44.8
Interest Rate Swaps De-designated as Cash Flow Hedges
All interest rate swaps had previously been designated as cash flow hedges. During the year ended December 31, 2021, the Company de-designated eight interest rate swaps, with aggregate notional value of $425.0 million and a weighted average interest rate of 1.7%, due to the continued decline in the net floorplan liability balance as a result of decreased vehicle inventory levels. Of the eight swaps de-designated during the year, five expired and three were terminated as of December 31, 2021. The realized and unrealized gains or losses on the de-designated swaps for each period after de-designation were recognized within income as Floorplan interest expense in the Company’s Condensed Consolidated Statements of Operations.
The Company reclassified the entire previously deferred loss associated with the de-designated interest rate swaps of $6.1 million, net of tax of $1.9 million, from Accumulated other comprehensive income (loss) into income as an adjustment to Floorplan interest expense, as the remaining forecasted hedged transactions associated with these interest rate swaps were probable of not occurring due to reduced inventory levels described above. The Company recorded mark-to-market gains of $3.1 million and realized losses of $6.5 million associated with these interest rates swaps within Floorplan interest expense for the year ended December 31, 2021.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps designated as cash flow hedges and the related gains or losses are deferred in stockholders’ equity as a component of Accumulated other comprehensive income (loss) in the Company’s Condensed Consolidated Balance Sheets. The deferred gains or losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of the positions are recognized as Floorplan interest expense or Other interest expense, net, in the Company’s Condensed Consolidated Statements of Operations. Gains or losses for periods where future forecasted hedged transactions are deemed probable of not occurring are reclassified from Accumulated other comprehensive income (loss) into income as Floorplan interest expense. Amounts reclassified related to the portion of forecasted transactions deemed probable of not occurring were immaterial for the year ended December 31, 2021.
As of December 31, 2021, the Company held 37 interest rate swaps designated as cash flow hedges with a total notional value of $774.0 million that fixed its underlying one-month LIBOR or SOFR at a weighted average rate of 1.3%. The Company also held 4 interest rate swaps designated as cash flow hedges with forward start dates beginning January 2022, that had an aggregate notional value of $200.0 million and a weighted average interest rate of 1.2% as of December 31, 2021. The maturity dates of the Company’s designated interest rate swaps dates range between January 2024 and December 2031.
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2021	2020	2019
Interest rate swaps	$22.6	$(36.7)	$(13.3)

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Years Ended December 31,
	2021	2020	2019
Floorplan interest expense, net	$(3.7)	$(7.9)	$(0.4)
Other interest expense, net	$(4.1)	$(2.9)	$0.1
The amount of loss expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $7.9 million.
8. RECEIVABLES, NET AND CONTRACT ASSETS
Contracts-in-Transit and Vehicle Receivables
Contracts-in-transit and vehicle receivables consist primarily of amounts due from financing institutions on retail finance contracts from vehicle sales, and also includes receivables related to vehicle wholesale sales.
Accounts and Notes Receivables
Accounts and notes receivable consist primarily of amounts due from manufacturers related to dealer incentives, and also includes receivables related to parts and service sales.
The Company maintains an allowance for doubtful accounts that is calculated under the current expected credit loss (“CECL”) model. The CECL model applies to financial assets measured at amortized cost, as shown in the following table, and requires the Company to reflect expected credit losses over the remaining contractual term of the asset. As the large majority of the Company’s receivables settle within 30 days, the forecast period under the CECL model is a relatively short horizon. The Company uses an aging method to estimate allowances for doubtful accounts under the CECL model as the Company has determined that the aging method adequately reflects expected credit losses, as corroborated by historical loss-rates.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s receivables and contract assets consisted of the following (in millions):

	December 31,
	2021	2020
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$143.8	$147.1
Vehicle receivables	75.6	63.8
Total contracts-in-transit and vehicle receivables	219.4	210.9
Less: allowance for doubtful accounts	0.5	0.3
Total contracts-in-transit and vehicle receivables, net	$218.9	$210.6

Accounts and notes receivables, net:
Manufacturer receivables	$76.9	$107.0
Parts and service receivables	58.6	47.7
F&I receivables	29.8	27.4
Other	17.0	13.2
Total accounts and notes receivables	182.2	195.3
Less: allowance for doubtful accounts	4.3	3.2
Total accounts and notes receivables, net	$177.9	$192.2

Within Other current assets and Other long-term assets:
Total contract assets (1)	$37.5	$35.3
(1) See further discussion of the Company’s Contract Assets balance at Note 2. Revenues. No allowance for doubtful accounts was recorded for contract assets as of December 31, 2021, or December 31, 2020.
9. INVENTORIES
The Company’s inventories consisted of the following (in millions):

	December 31,
	2021	2020
New vehicles	$254.8	$891.2
Used vehicles	596.6	366.1
Rental vehicles	114.7	110.7
Parts, accessories and other	107.1	78.5
Total inventories	$1,073.1	$1,446.4
As described in Note 1. Basis of Presentation, Consolidation and Summary of Accounting Policies, inventories are valued at lower of cost or net realizable value. The lower of specific cost or net realizable value adjustments reduced total inventory cost by $4.1 million and $8.7 million at December 31, 2021 and 2020, respectively.
Interest assistance reduced inventory costs by $1.3 million and $7.4 million at December 31, 2021 and 2020, respectively, and reduced cost of sales by $54.2 million, $47.3 million and $49.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Impairments of inventory, net of insurance proceeds, related to catastrophic events are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. During the years ended December 31, 2021, 2020 and 2019, the Company recorded $0.1 million, $0.9 million and $16.1 million of impairment charges, respectively.
Refer to Note 1. Basis of Presentation, Consolidation and Summary of Accounting Policies for further discussion of the Company’s accounting policies for inventories.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment consisted of the following (in millions):

	December 31,
	2021	2020
Land	$758.5	$611.9
Buildings and leasehold improvements	1,358.1	1,095.5
Machinery and dealership equipment	163.1	143.7
Office equipment, furniture and fixtures	128.7	120.3
Company vehicles	16.4	15.0
Construction in progress	46.6	50.2
Total	2,471.4	2,036.6
Less: accumulated depreciation and amortization	513.5	452.2
Property and equipment, net	$1,957.8	$1,584.4
For the years ended December 31, 2021, 2020 and 2019, the Company recognized $1.7 million, $4.2 million and $1.3 million, respectively, in asset impairment charges related to property and equipment in the Company’s U.S. segment. Property and equipment impairment charges are reflected in Asset impairments in the Consolidated Statements of Operations.
Depreciation and amortization expense totaled $77.4 million, $73.5 million and $70.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company capitalized $1.0 million, $1.1 million and $1.3 million of interest on construction projects for the years ended December 31, 2021, 2020 and 2019, respectively.
11. LEASES
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company reviews ROU assets for impairment at the lowest level of identifiable cash flows whenever evidence exists that the carrying value of an asset may not be recoverable (i.e., triggering events). This review consists of comparing the carrying amount of the asset group with its expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. If the asset group’s carrying amount exceeds its future undiscounted cash flows, an impairment charge is measured as the amount by which its carrying amount exceeds its fair value. The fair value of the ROU asset is calculated based on the discounted market rent over the remaining lease period. The market rent reflects current lease rates on comparable properties and requires adjustments to reflect the different characteristics between the property being measured and the comparable property, which are considered level 3 inputs within the fair value hierarchy described further in Note 7. Financial Instruments and Fair Value Measurements. No impairments of ROU assets were recorded during the year ended December 31, 2021. During the years ended December 31, 2020 and 2019, the Company recorded $1.8 million and $1.4 million, respectively, of impairments of ROU assets, all related to the U.K. region. The impairment charges were recognized within Asset impairments in the Company’s Consolidated Statements of Operations.
Additional information regarding the Company’s operating and finance leases is as follows (in millions, except for lease term and discount rate information):

Leases	Balance Sheet Classification	December 31, 2021	December 31, 2020
Assets:
Operating	Operating lease assets	$267.8	$207.1
Finance	Property and equipment, net	169.1	117.7
Total		$436.9	$324.7
Liabilities:
Current:
Operating	Current operating lease liabilities	$25.9	$19.9
Finance	Current maturities of long-term debt	8.4	9.3
Noncurrent:
Operating	Operating lease liabilities, net of current portion	256.6	206.0
Finance	Long-term debt, net of current maturities	164.3	115.4
Total		$455.2	$350.6

Lease Expense	Income Statement Classification	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating	Selling, general and administrative expenses	$35.1	$32.5
Operating	Asset impairments	—	1.8
Variable	Selling, general and administrative expenses	3.3	2.7
Sublease income	Selling, general and administrative expenses	(1.9)	(1.3)
Finance:
Amortization of lease assets	Depreciation and amortization expense	7.3	6.3
Interest on lease liabilities	Other interest expense, net	7.2	7.0
Net lease expense		$50.9	$48.9

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2021
Maturities of Lease Liabilities	Operating Leases	Finance Leases
2022	$38.4	$16.2
2023	39.5	15.5
2024	35.3	29.2
2025	32.4	37.9
2026	29.5	40.7
Thereafter	205.2	84.7
Total lease payments	380.4	224.3
Less: lease payments representing interest	(97.8)	(51.6)
Present value of lease liabilities	$282.6	$172.7

Weighted-Average Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease terms:
Operating	12.0	11.7
Finance	17.1	15.6
Weighted-average discount rates:
Operating	4.8%	5.6%
Finance	4.9%	6.2%

Other Information	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$36.2	$33.8
Operating cash flows used in finance leases	$7.2	$7.0
Financing cash flows used in finance leases	$10.9	$5.5
ROU assets obtained in exchange for lease obligations:
Operating leases, initial recognition	$77.8	$3.4
Operating leases, modifications and remeasurements	$9.4	$9.6
Finance leases, initial recognition	$63.8	$15.6
Finance leases, modifications and remeasurements	$(4.5)	$31.8
12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The Company evaluates its intangible assets, including goodwill, for impairment annually, or more frequently if events or circumstances indicate possible impairment. Refer to Note 1. Basis of Presentation, Consolidation and Summary of Accounting Policies for further discussion of the Company’s accounting policies relating to impairment testing.
For the October 31, 2021, annual goodwill impairment assessment, the Company elected to perform a qualitative assessment and determined that it was not more-likely-than-not that the fair values of the Company’s reporting units were less than their carrying values.
The qualitative assessment included a review of changes, since the last quantitative assessment was performed, in those assumptions having the most significant impact on the current year fair value.
When a quantitative impairment assessment is performed, the Company estimates fair value of goodwill using a combination of the discounted cash flow, or income approach, and the market approach. The Company weights the income approach and market approach 80% and 20%, respectively, in the fair value model. For intangible franchise rights, the fair value of the respective franchise right is estimated using a discounted cash flow, or income approach. The income approach measures fair value by discounting expected future cash flows at a WACC that proportionately weights the cost of debt and equity. Significant assumptions in the model include revenue growth rates, future EBITDA margins, the WACC and terminal growth rates. The Company applies a five-year projection period which aligns with the Company’s strategic plan. Key considerations in the assumed growth rates include industry SAAR projections, macroeconomic conditions including consumer confidence levels, unemployment rates and gross domestic product growth, and internal measures such as historical financial performance, cost control and planned capital expenditures.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Beyond the five forecasted years, the terminal value is determined using a perpetuity growth rate based on long-term inflation projections for each reporting unit. Significant inputs to the WACC include the risk-free rate, an adjustment for stock market risk, an adjustment for company size risk and country risk adjustments for the U.K. For the market approach, the Company utilizes recent market multiples of guideline companies for both revenue and pre-tax net income weighted as appropriate by reporting unit.
Each of the significant assumptions to the fair value model are considered level 3 inputs within the fair value hierarchy described further in Note 7. Financial Instruments and Fair Value Measurements. Developing these assumptions requires applying management’s knowledge of the industry, recent transactions and reasonable performance expectations for its operations.
For the October 31, 2021 annual intangible franchise rights assessment, the Company elected to perform a qualitative assessment. Based on the results of the qualitative assessment, certain dealerships required a quantitative test based on their actual results through October 31, 2021, and an update of the annual budget in the fourth quarter of 2021. To perform the intangible franchise rights quantitative assessment, the Company estimated the fair values of the respective franchise rights using a discounted cash flow, or income approach, following the income approach as described for goodwill. However, this resulted in no franchise rights impairment charges for the year ended December 31, 2021.
No impairment was recorded for intangible franchise rights during the year ended December 31, 2021. During the year ended December 31, 2020, the Company recorded impairment charges of $9.7 million in the U.S. segment and $11.1 million in the U.K. segment on intangible franchise rights. During the year ended December 31, 2019, the Company recorded impairment charges of $13.4 million in the U.S. segment and $5.6 million in the U.K. segment on intangible franchise rights.
During the year ended December 31, 2021, the Company recorded additional indefinite-lived intangible franchise rights acquired through business combinations of $161.2 million in the U.S. segment and $1.2 million in the U.K. segment. During the year ended December 31, 2020, no additional intangible franchise rights were acquired through business combinations.
Refer to Note 3. Acquisitions for further discussion of the Company’s acquisitions.
The following table presents the Company’s intangible franchise rights balances by segment as of December 31, 2021 and 2020 (in millions):

	Intangible Franchise Rights
	U.S.	U.K.	Total
Balance, December 31, 2020	$213.4	$19.4	$232.8
Balance, December 31, 2021	$372.0	$20.4	$392.3
The following is a roll-forward of the Company’s goodwill accounts by reporting unit (in millions):

	Goodwill
	U.S.	U.K.	Total
Balance, December 31, 2019 (1)	$902.3	$92.1	$994.5
Additions through acquisitions	1.4	—	1.4
Disposals	(2.0)	—	(2.0)
Currency translation	—	3.2	3.2
Balance, December 31, 2020 (1)	$901.7	$95.4	$997.1
Additions through acquisitions	434.6	18.9	453.5
Disposals	(4.1)	—	(4.1)
Reclassified to assets held for sale	(25.0)	—	(25.0)
Currency translation	—	(1.3)	(1.3)
Balance, December 31, 2021	$1,307.3	$112.9	$1,420.2
(1) Net of accumulated impairments of $40.6 million in the U.S. reporting unit.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	December 31,
	2021	2020
Revolving Credit Facility — floorplan notes payable	$511.7	$901.6
Revolving Credit Facility — floorplan notes payable offset account	(268.6)	(160.4)
Revolving Credit Facility — floorplan notes payable, net	243.1	741.2
Other non-manufacturer facilities	51.9	25.3
Floorplan notes payable — credit facility and other, net	$295.0	$766.5

FMCC facility	$22.8	$111.2
FMCC facility offset account	(3.3)	(16.0)
FMCC facility, net	19.5	95.2
Other manufacturer affiliate facilities	216.5	225.5
Floorplan notes payable — manufacturer affiliates, net	$236.0	$320.8
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $1.75 billion revolving syndicated credit arrangement with 21 participating financial institutions that matures on June 27, 2024 (“Revolving Credit Facility”). The Revolving Credit Facility consists of two tranches: (i) a $1.70 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) a $349.0 million maximum capacity and $50.0 million minimum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Consolidated Balance Sheets — refer to Note 14. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $1.75 billion commitment, subject to the aforementioned limits. The Acquisition Line includes a $100 million sub-limit for letters of credit. As of December 31, 2021 and 2020, the Company had $12.6 million and $17.8 million, respectively, in outstanding letters of credit.
On December 30, 2021, the Revolving Credit Facility was amended to replace LIBOR with SOFR. The U.S. Floorplan Line bears interest at rates equal to SOFR plus 121 basis points for new vehicle inventory and SOFR plus 151 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan line was 1.18% as of December 31, 2021, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 100 to 200 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company had $2.6 million and $3.6 million of related unamortized debt issuance costs as of December 31, 2021 and 2020, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Consolidated Balance Sheets and amortized over the term of the facility.
Under the Revolving Credit Facility, dividends are permitted to the extent that no event of default exists, and the Company is in compliance with the financial covenants contained therein. The indentures governing the 4.00% Senior Note and certain mortgage term loans also contain restrictions on the Company’s ability to pay dividends and to repurchase shares of outstanding common stock. After giving effect to the applicable restrictions on share repurchases and certain other transactions under the debt agreements, the Company was limited to $279.2 million of such restrictions as of December 31, 2021.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). This facility bears interest at the higher of the actual U.S. Prime rate or a Prime floor of 4.00%, plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.50% before considering the applicable incentives as of December 31, 2021.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K. with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of December 31, 2021, borrowings outstanding under these facilities totaled $216.5 million, comprised of $91.5 million in the U.S., with annual interest rates ranging from approximately 1% to 5%, and $125.0 million in the U.K., with annual interest rates ranging from less than 1% to approximately 4%.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line and FMCC Facility, and therefore offset the respective outstanding balances in the Company’s Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
14. DEBT
Long-term debt consisted of the following (in millions):

	December 31,
	2021	2020
4.00% Senior Notes due August 15, 2028	$750.0	$550.0
Acquisition Line	329.3	47.8
Other debt:
Real estate related	627.7	607.8
Finance leases	172.7	124.7
Other	166.9	15.7
Total other debt	967.4	748.3
Total debt	2,046.7	1,346.1
Less: unamortized debt issuance costs	11.0	9.5
Less: current maturities	220.4	56.0
Total long-term debt	$1,815.3	$1,280.6
The aggregate annual maturities of debt for the next five years, excluding debt issuance costs, are as follows (in millions):

Total
Years Ended December 31,
2022	$220.8
2023	96.7
2024	432.4
2025	99.3
2026	182.4
Thereafter	1,015.0
Total	$2,046.7
Additional 4.00% Senior Notes Issuance
On October 21, 2021, the Company issued an additional $200.0 million aggregate principal amount of its 4.00% Senior Notes due 2028 (the “New Notes”) for net proceeds of approximately $199.7 million. The New Notes will have identical terms as the initial 4.00% Senior Notes issued on August 17, 2020, and will be treated as a single class of securities.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Acquisition Line
The proceeds of the Acquisition Line are used for working capital, general corporate and acquisition purposes. As of December 31, 2021, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as described in Note 13. Floorplan Notes Payable), totaled $329.3 million. The average interest rate on this facility was 1.09% as of December 31, 2021.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of December 31, 2021, borrowings outstanding under these facilities totaled $627.7 million, gross of debt issuance costs, comprised of $537.5 million in the U.S. and $90.3 million in the U.K.
The Company’s mortgage loans are secured by real property owned by the Company. The carrying values of the related collateralized real estate as of December 31, 2021 and 2020 was $983.1 million and $893.6 million, respectively.
Finance Leases
Refer to Note 11. Leases for further information regarding the Company’s finance leases.
Bridge Facility
In connection with entering into the Purchase Agreement, the Company entered into a commitment letter, dated September 12, 2021 (the “Commitment Letter”), with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which, among other things, Wells Fargo committed to provide a portion of the debt financing for the Prime Acquisition, consisting of a $250.0 million unsecured bridge loan (the “Bridge Facility”), on the terms and subject to the conditions set forth in the Commitment Letter. Once drawn upon, the Bridge Facility is subject to mandatory prepayment at 100% of the outstanding principal amount thereof with the net proceeds from the issuance of any debt securities of the Company and upon other specified events.
As of December 31, 2021, borrowings outstanding under the Bridge Facility totaled $140.0 million, and the average interest rate was 2.65%. The aggregate principal will be due on the 364-day anniversary of the closing date of the Prime Acquisition (the “Maturity Date”). Due to the short-term nature of the Bridge Facility, it has been reported within Current maturities of long-term debt on the Consolidated Balance Sheets.
15. INCOME TAXES
The Company is subject to U.S. federal income taxes and income taxes in numerous U.S. states. In addition, the Company is subject to income tax in the U.K. relative to its foreign subsidiaries. Income before income taxes by geographic area was as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Domestic	$721.8	$366.6	$227.9
Foreign	79.2	14.2	(5.3)
Total income before income taxes	$800.9	$380.8	$222.7

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Federal, state and foreign income tax provisions from continuing operations were as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Federal:
Current	$116.4	$70.8	$30.9
Deferred	30.7	5.5	16.5
State:
Current	13.8	7.0	3.8
Deferred	1.6	(1.3)	4.0
Foreign:
Current	14.8	6.3	1.8
Deferred	(1.8)	(4.1)	(3.3)
Provision for income taxes	$175.5	$84.2	$53.7
Actual income tax expense differed from income tax expense computed by applying the applicable U.S. federal statutory corporate tax rate of 21.0% to income before income taxes from continuing operations, as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Provision at the U.S. federal statutory rate	$168.1	$79.9	$46.7
Increase (decrease) resulting from:
State income tax, net of benefit for federal deduction	15.3	5.8	5.2
Foreign income tax rate differential	(1.0)	—	0.3
Change in enacted tax rate — U.K.	(1.9)	—	—
Tax Credits	(0.8)	(0.3)	(1.1)
Changes in valuation allowances	(2.9)	(0.7)	0.3
Stock-based compensation	(2.2)	(0.8)	—
Uncertain tax benefits	—	(0.3)	0.7
Other	0.9	0.6	1.6
Provision for income taxes	$175.5	$84.2	$53.7
For the year ended December 31, 2021, the Company recorded a tax provision of $175.5 million from continuing operations. The Company recognizes the tax on global intangible low-taxed income (“GILTI”) as a period expense in the period the tax is incurred. Under this policy, the Company has not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period. For the year ended December 31, 2021, the Company estimated $0.3 million of GILTI tax liability.
The Company’s 2021 effective income tax rate was more than the U.S. federal statutory rate of 21.0% from continued operations, due primarily to: the taxes provided for in U.S. state jurisdictions; partially offset by: (1) foreign income taxed at a different tax rate than the U.S. statutory rate, (2) reduced valuation allowances provided for NOLs in certain U.S. states, and (3) excess tax deductions for stock based compensation. As a result of these items recorded in 2021 compared to the 2020 items discussed below, the effective tax rate for the year ended December 31, 2021 decreased to 21.9%, as compared to 22.1% for the year ended December 31, 2020.
The Company's 2020 effective income tax rate was more than the U.S. federal statutory rate of 21.0%, due primarily to: the taxes provided for in U.S. state jurisdictions; partially offset by: (1) reduced valuation allowances provided for NOLs in certain U.S. states, and (2) excess tax deductions for stock-based compensation. As a result of these items recorded in 2020, compared to the 2019 items discussed below, the effective tax rate for the year ended December 31, 2020, decreased to 22.1%, as compared to 24.1% for the year ended December 31, 2019.
The Company's 2019 effective income tax rate was more than the U.S. federal statutory rate of 21.0%, due primarily to: (1) the taxes provided for in U.S. state jurisdictions; and (2) increases in uncertain tax benefits, partially offset by tax credits. As a result of these items recorded in 2019, the effective tax rate for the year ended December 31, 2019, was 24.1%.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred income tax provisions resulted from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences representing deferred tax assets/liabilities resulted principally from the following (in millions):

	December 31,
	2021	2020
Deferred tax assets:
Loss reserves and accruals	$53.5	$50.4
Interest rate swaps	—	10.0
U.S. state NOL carryforwards	30.8	34.5
Operating lease liabilities	79.5	55.8
Other	2.8	2.2
Deferred tax assets	166.6	152.9
Less: valuation allowance on deferred tax assets	24.2	30.9
Net deferred tax assets	$142.4	$122.0
Deferred tax liabilities:
Goodwill and intangible franchise rights	$152.2	$142.0
Depreciation expense	99.4	71.1
Interest rate swaps	0.6	—
Operating lease ROU assets	63.5	44.0
Other	1.7	2.0
Deferred tax liabilities	317.4	259.1
Net deferred tax liability	$175.0	$137.1
The classification of the continued operations of the Company’s net deferred tax liability within the Consolidated Balance Sheets is as follows (in millions):

	December 31,
	2021	2020
Deferred tax asset, included in Other long-term assets	$5.9	$3.9
Deferred tax liability, included in Deferred income taxes	180.9	141.0
Net deferred tax liability	$175.0	$137.1
As of December 31, 2021, the Company had state pre-tax NOL carryforwards in the U.S. of $500.6 million that will expire between 2022 and 2041, and U.K. pre-tax NOL carryforwards of $9.9 million that may be carried forward indefinitely. To the extent that the Company expects that net income will not be sufficient to realize these NOLs in certain jurisdictions, a valuation allowance has been established.
The Company believes it is more-likely-than-not that its deferred tax assets, net of valuation allowances provided, will be realized, based primarily on its expectation of future taxable income, considering future reversals of existing taxable temporary differences.
As of December 31, 2021, the continued operations of the Company had one controlled foreign corporation that owns its foreign operations in the U.K. (the “Foreign Subsidiary”). The Company has not provided for U.S. deferred taxes on the outside basis differences of its Foreign Subsidiary, as the Company has taken the position that its investment in the Foreign Subsidiary will be permanently reinvested outside the U.S. The book basis for the Company’s Foreign Subsidiary exceeded the tax basis by approximately $26.3 million, as of December 31, 2021. If a taxable event resulting in the recognition of these outside basis differences occurred, the resulting tax would not be material.
Based on the statutes of limitations in the applicable jurisdiction in which the Company operates, the Company is generally no longer subject to examinations by U.S. tax authorities in years prior to 2017 and by U.K. tax authorities in years prior to 2018.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the Company’s unrecognized tax benefits is as follows (in millions):

	2021	2020	2019
Balance at January 1	$2.0	$2.4	$1.6
Additions for current tax	0.5	0.5	1.0
Additions based on tax positions in prior years	—	—	—
Reductions for tax positions	—	(0.4)	—
Settlements with tax authorities	—	—	—
Reductions due to lapse of statutes of limitations	(0.5)	(0.5)	(0.2)
Balance at December 31	$2.0	$2.0	$2.4
Included in the balance of unrecognized tax benefits as of December 31, 2021, 2020 and 2019, are $1.6 million, $1.7 million and $2.1 million, respectively, of tax benefits that would affect the effective tax rate if recognized.
For the years ended December 31, 2021, 2020 and 2019 the Company recorded approximately $0.3 million, $0.3 million, $0.3 million, respectively, of interest and penalty related to its uncertain tax positions. Consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations.
16. EMPLOYEE SAVINGS PLANS
The Company has a deferred compensation plan to provide select employees and non-employee members of the Company’s Board of Directors with the opportunity to accumulate additional savings for retirement on a tax-deferred basis (“Deferred Compensation Plan”). Participants in the Deferred Compensation Plan are allowed to defer receipt of a portion of their salary, compensation or bonus, or in the case of the Company’s non-employee directors, annual retainer and meeting fees earned. The participants receive a rate of return as determined by management and approved by the Board of Directors, however, the Company has complete discretion over how the funds are utilized. Participants in the Deferred Compensation Plan are unsecured creditors of the Company. The balances due to participants of the Deferred Compensation Plan as of December 31, 2021 and 2020, were $90.2 million and $78.4 million, respectively, with $6.1 million and $5.3 million classified as current for each respective period.
In the U.S., the Company offers a 401(k) plan to eligible employees and provides matching contribution to employees that participate in the plan. For the years ended December 31, 2021, 2020 and 2019, the matching contributions paid by the Company totaled $8.4 million, $3.6 million and $6.6 million, respectively.
In the U.K., the Company offers private personal pension plans and provides matching contributions to eligible employees that participate in the plan. For the years ended December 31, 2021, 2020 and 2019, the matching contributions paid by the Company totaled $3.8 million, $2.9 million and $3.7 million, respectively.
17. COMMITMENTS AND CONTINGENCIES
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
Legal Proceedings
As of December 31, 2021, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows, including class action lawsuits. However, the results of current, or future, matters cannot be predicted with certainty and an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Matters
From time to time, the Company sells its dealerships to third parties. In those instances where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $24.4 million as of December 31, 2021. In certain instances, the Company obtains collateral support for the rental obligations that the Company remains obligated for upon sale of a dealership to a lessee. Total associated letters of credit issued on behalf of the lessee where the Company is the beneficiary was $4.3 million as of December 31, 2021.
18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of Accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 were as follows (in millions):

	Year Ended December 31, 2021
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2020	$(151.6)	$(32.5)	$(184.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(6.7)	29.5	22.8
Tax effect	—	(6.9)	(6.9)
Amounts reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	3.7	3.7
Other interest expense, net (pre-tax)	—	4.1	4.1
Reclassification related to de-designated interest rate swaps (pre-tax)	—	7.9	7.9
Benefit for income taxes	—	(3.7)	(3.7)
Net current period other comprehensive (loss) income	(6.7)	34.5	27.8
Balance, December 31, 2021	$(158.2)	$2.0	$(156.2)

	Year Ended December 31, 2020
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2019	$(142.9)	$(4.1)	$(147.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(8.7)	(45.5)	(54.2)
Tax effect	—	8.8	8.8
Amounts reclassified from accumulated other comprehensive income (loss) to:
Floorplan interest expense (pre-tax)	—	7.9	7.9
Other interest expense (pre-tax)	—	2.8	2.8
Realized loss on interest rate swap termination (pre-tax)	—	0.1	0.1
Benefit for income taxes	—	(2.6)	(2.6)
Net current period other comprehensive loss	(8.7)	(28.4)	(37.1)
Balance, December 31, 2020	$(151.6)	$(32.5)	$(184.0)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2019
	Accumulated income (loss) on foreign currency translation	Accumulated income (loss) on interest rate swaps	Total
Balance, December 31, 2018	$(146.7)	$8.9	$(137.8)
Other comprehensive income (loss) before reclassifications:
Pre-tax	3.9	(17.4)	(13.5)
Tax effect	—	4.1	4.1
Amounts reclassified from accumulated other comprehensive income (loss) to:
Floorplan interest expense (pre-tax)	—	0.4	0.4
Other interest expense (pre-tax)	—	(0.2)	(0.2)
Benefit for income taxes	—	(0.1)	(0.1)
Net current period other comprehensive income (loss)	3.9	(13.0)	(9.2)
Balance, December 31, 2019	$(142.9)	$(4.1)	$(147.0)
19. CASH FLOW INFORMATION
Non-cash Activities
The accrual for capital expenditures increased $2.9 million, decreased $1.7 million and $4.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $72.8 million, $91.3 million and $124.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Refer to Note 7. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
Cash paid for income taxes, net of refunds, was $163.0 million, $63.2 million and $47.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
20. SEGMENT INFORMATION
As of December 31, 2021, the Company had two reportable segments: the U.S. and the U.K. The Company defines its segments as those operations whose results the Company’s Chief Executive Officer, who is the CODM, regularly reviews to analyze performance and allocate resources. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts.
Selected reportable segment data for continuing operations as follows (in millions):

	Year Ended December 31, 2021
	U.S.	U.K.	Total
Total revenues	$10,846.3	$2,635.6	$13,481.9
Gross profit	$2,089.5	$351.2	$2,440.7
SG&A expenses (1)	$1,234.9	$242.2	$1,477.2
Depreciation and amortization expense	$60.4	$17.0	$77.4
Floorplan interest expense	$22.2	$5.4	$27.6
Other interest expense, net	$48.5	$7.3	$55.8
Income before income taxes (2)	$721.8	$79.2	$800.9
Capital expenditures:
Real estate related capital expenditures	$18.9	$27.0	$45.9
Non-real estate related capital expenditures (3)	82.3	13.9	96.2
Total capital expenditures	$101.2	$40.9	$142.1

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2020
	U.S.	U.K.	Total
Total revenues	$8,503.4	$2,096.8	$10,600.2
Gross profit	$1,486.0	$248.1	$1,734.1
SG&A expenses (4)	$947.0	$191.2	$1,138.2
Depreciation and amortization expense	$57.7	$15.8	$73.5
Floorplan interest expense	$32.2	$7.1	$39.2
Other interest expense, net	$55.0	$6.9	$61.9
Income before income taxes (5)	$366.6	$14.2	$380.8
Capital expenditures:
Real estate related capital expenditures	$12.9	$11.2	$24.1
Non-real estate related capital expenditures (3)	60.9	10.6	71.5
Total capital expenditures	$73.8	$21.8	$95.5

	Year Ended December 31, 2019
	U.S.	U.K.	Total
Total revenues	$9,184.2	$2,413.7	$11,597.9
Gross profit	$1,494.8	$267.7	$1,762.4
SG&A expenses (6)	$1,075.6	$236.9	$1,312.4
Depreciation and amortization expense	$55.4	$14.6	$70.0
Floorplan interest expense	$53.7	$7.2	$60.9
Other interest expense, net	$67.5	$7.3	$74.8
Income (loss) before income taxes (7)	$227.9	$(5.3)	$222.7
Capital expenditures:
Real estate related capital expenditures	$63.8	$25.7	$89.5
Non-real estate related capital expenditures (3)	70.7	25.9	96.6
Total capital expenditures	$134.5	$51.6	$186.1
(1) SG&A expenses for the year ended December 31, 2021 includes $12.9 million in acquisition costs in the U.S. segment.
(2) Income before income taxes for the year ended December 31, 2021 includes the SG&A expenses described in note 1 above.
(3) Non-real estate related capital expenditures exclude the net decrease (increase) in the accrual for capital expenditures from year-end of $(2.9) million, $1.7 million and $4.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(4) SG&A expenses for the year ended December 31, 2020 includes $10.6 million in stock-based compensation expense related to an out-of-period adjustment in the U.S. segment.
(5) Income before income taxes for the year ended December 31, 2020 includes the SG&A expenses described in note 4 above and additionally includes the following: in the U.S. segment, $13.8 million in asset impairments and a $13.7 million loss on debt extinguishment; in the U.K. segment $12.8 million in asset impairments.
(6) SG&A expenses for the year ended December 31, 2019 includes the following: in the U.S. segment, $17.8 million in expenses related to flood damage from Tropical Storm Imelda and hailstorm damages primarily in Texas.
(7) Income (loss) before income taxes for the year ended December 31, 2019 includes the SG&A expenses described in note 6 above and additionally includes $14.7 million in asset impairments in the U.S. segment.

	December 31, 2021
	U.S.	U.K.	Total
Property and equipment, net	$1,649.9	$308.0	$1,957.8
Total assets	$4,773.1	$963.3	$5,736.4

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2020
	U.S.	U.K.	Total
Property and equipment, net	$1,303.1	$281.3	$1,584.4
Total assets	$3,946.2	$1,116.8	$5,062.9
Refer to Note 12. Intangible Franchise Rights and Goodwill for further discussion of the Company’s intangible franchise rights and goodwill by segment.
21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth the Company’s unaudited quarterly financial data (in millions, except per share amounts) incorporating the impact of the discontinued operation described in Note 4. Discontinued Operations and Other Divestitures:

	Quarter
	First	Second	Third	Fourth
Years Ended December 31,
2021:
Total revenues	$2,953.9	$3,625.6	$3,412.8	$3,489.6
Gross profit	$481.3	$649.5	$638.7	$671.2
Net income from continuing operations	$100.9	$188.8	$172.5	$163.2
Net income (loss) from discontinued operations (1)	1.0	2.2	(0.4)	(76.1)
Net income	$101.9	$191.0	$172.1	$87.1
Basic Earnings Per Share (2):
Continuing operations	$5.49	$10.28	$9.40	$9.08
Discontinued operations	0.06	0.12	(0.02)	(4.23)
Total	$5.54	$10.40	$9.37	$4.85
Diluted Earnings Per Share (2):
Continuing operations	$5.47	$10.23	$9.35	$9.06
Discontinued operations	0.06	0.12	(0.02)	(4.23)
Total	$5.52	$10.35	$9.33	$4.84
2020:
Total revenues	$2,598.2	$2,094.6	$2,985.4	$2,922.0
Gross profit	$405.8	$353.9	$503.3	$471.1
Net income from continuing operations	$30.5	$41.6	$125.7	$98.8
Net (loss) income from discontinued operations	(0.7)	(11.5)	0.7	1.3
Net income	$29.8	$30.2	$126.4	$100.1
Basic Earnings Per Share (2):
Continuing operations	$1.66	$2.26	$6.82	$5.38
Discontinued operations	(0.04)	(0.62)	0.04	0.07
Total	$1.62	$1.64	$6.86	$5.45
Diluted Earnings Per Share (2):
Continuing operations	$1.65	$2.25	$6.80	$5.36
Discontinued operations	(0.04)	(0.62)	0.04	0.07
Total	$1.61	$1.63	$6.83	$5.43
(1) During the fourth quarter of 2021, the Company recorded $77.5 million in asset impairments related to the Brazil Discontinued Operations.
(2) The sum of quarterly basic and diluted earnings per share from continuing and discontinued operations may not equal full year amounts as reported in the Consolidated Statements of Operations due to the calculation of weighted average common share equivalents on a quarterly basis.
Item 16. Form 10-K Summary
None.