Form 10-Q
period 2022-03-31
GROUP 1 AUTOMOTIVE INC
filed 2022-05-05
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of April 29, 2022, the registrant had 16,596,372 shares of common stock outstanding.

i

GLOSSARY OF DEFINITIONS

The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
ASU	Accounting Standards Update
Brexit	Withdrawal of the U.K. from the European Union
BRL	Brazilian Real (R$)
COVID-19 pandemic	Coronavirus disease first emerging in December 2019 and resulting in the ongoing global pandemic in 2020 and 2021
EPS	Earnings per share
F&I	Finance, insurance and other
FASB	Financial Accounting Standards Board
FMCC	Ford Motor Credit Company
GBP	British Pound Sterling (£)
LIBOR	London Interbank Offered Rate
OEM	Original equipment manufacturer
PRU	Per retail unit
RSA	Restricted stock award
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
USD	United States Dollar ($)
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the U.S.
VSC	Vehicle service contract

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements include, but are not limited to, statements concerning the Company’s strategy, future operation performance, future liquidity and availability of financing, capital allocation, the completion of future acquisitions and divestitures, business trends in the retail automotive industry and changes in regulations. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions are intended to identify forward-looking statements.
These forward-looking statements are based on the Company’s expectations and beliefs as of the date of this Form 10-Q concerning future developments and their potential effect on the Company. While management believes that these forward-looking statements are reasonable when and as made, there can be no assurance that future developments affecting the Company will be those that are anticipated. The Company’s forward-looking statements involve significant risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, the risks set forth in Item 1A. Risk Factors of this Form 10-Q.
For additional information regarding known material factors that could cause actual results to differ from projected results, refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as well as Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertake no responsibility and expressly disclaim any duty, to update any such statements, whether as a result of new information, new developments or otherwise, or to publicly release the result of any revision of the forward-looking statements after the date they are made, except to the extent required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16.6	$14.9
Contracts-in-transit and vehicle receivables, net	216.2	218.9
Accounts and notes receivable, net	197.0	177.9
Inventories	1,096.4	1,073.1
Prepaid expenses	19.7	30.6
Other current assets	19.9	50.4
Current assets classified as held for sale	81.8	100.3
TOTAL CURRENT ASSETS	1,647.5	1,666.2
Property and equipment, net of accumulated depreciation of $529.9 and $513.5, respectively	1,994.5	1,957.8
Operating lease assets	258.4	267.8
Goodwill	1,588.1	1,420.2
Intangible franchise rights	462.3	392.3
Other long-term assets	88.8	45.0
TOTAL ASSETS	$6,039.6	$5,749.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $197.2 and $268.6, respectively	$460.3	$295.0
Floorplan notes payable — manufacturer affiliates, net of offset account of $2.4 and $3.3, respectively	244.4	236.0
Current maturities of long-term debt	85.9	220.4
Current operating lease liabilities	24.9	25.9
Accounts payable	439.5	457.8
Accrued expenses and other current liabilities	289.4	258.6
Current liabilities classified as held for sale	74.6	49.9
TOTAL CURRENT LIABILITIES	1,618.9	1,543.6
Long-term debt	1,902.9	1,815.3
Long-term operating lease liabilities	247.7	256.6
Deferred income taxes	201.5	180.9
Other long-term liabilities	119.4	127.7
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,266,915 and 25,336,054 shares issued, respectively	0.3	0.3
Additional paid-in capital	324.2	325.8
Retained earnings	2,542.7	2,345.9
Accumulated other comprehensive income (loss)	(120.6)	(156.2)
Treasury stock, at cost; 8,666,078 and 8,160,228 shares, respectively	(797.3)	(690.4)
TOTAL STOCKHOLDERS’ EQUITY	1,949.2	1,825.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,039.6	$5,749.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2022	2021
REVENUES:
New vehicle retail sales	$1,745.1	$1,509.2
Used vehicle retail sales	1,359.9	888.1
Used vehicle wholesale sales	93.5	78.2
Parts and service sales	472.9	352.8
Finance, insurance and other, net	173.0	125.6
Total revenues	3,844.4	2,953.9
COST OF SALES:
New vehicle retail sales	1,543.9	1,413.6
Used vehicle retail sales	1,272.0	829.6
Used vehicle wholesale sales	90.6	74.5
Parts and service sales	213.1	155.0
Total cost of sales	3,119.7	2,472.7
GROSS PROFIT	724.7	481.3
Selling, general and administrative expenses	418.5	311.4
Depreciation and amortization expense	21.2	19.2
INCOME FROM OPERATIONS	285.0	150.7
Floorplan interest expense	5.3	7.5
Other interest expense, net	17.4	13.2
INCOME BEFORE INCOME TAXES	262.3	130.0
Provision for income taxes	61.2	29.1
Net income from continuing operations	201.1	100.9
Net income from discontinued operations	1.8	1.0
NET INCOME	$202.9	$101.9
BASIC EARNINGS PER SHARE:
Continuing operations	$11.81	$5.49
Discontinued operations	0.11	0.06
Total	$11.92	$5.54
DILUTED EARNINGS PER SHARE:
Continuing operations	$11.78	$5.47
Discontinued operations	0.11	0.06
Total	$11.88	$5.52
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16.5	17.8
Diluted	16.6	17.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
NET INCOME	$202.9	$101.9
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(0.2)	(2.3)
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain arising during the period, net of tax provision of $(10.5) and $(9.4), respectively	34.0	27.8
Reclassification adjustment for loss included in interest expense, net of tax benefit of $0.6 and $0.7, respectively	1.9	2.4
Unrealized gain on interest rate risk management activities, net of tax	35.9	30.2
OTHER COMPREHENSIVE INCOME, NET OF TAX	35.7	27.9
COMPREHENSIVE INCOME	$238.6	$129.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2021	25,336,054	$0.3	$325.8	$2,345.9	$(156.2)	$(690.4)	$1,825.2
Net income	—	—	—	202.9	—	—	202.9
Other comprehensive income, net of taxes	—	—	—	—	35.7	—	35.7
Purchases of treasury stock	—	—	—	—	—	(115.2)	(115.2)
Net issuance of treasury shares to stock compensation plans	(69,139)	—	(9.6)	—	—	8.3	(1.3)
Stock-based compensation	—	—	8.0	—	—	—	8.0
Dividends declared ($0.36 per share)	—	—	—	(6.2)	—	—	(6.2)
BALANCE, MARCH 31, 2022	25,266,915	$0.3	$324.2	$2,542.7	$(120.6)	$(797.3)	$1,949.2

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2020	25,433,048	$0.3	$308.3	$1,817.9	$(184.0)	$(492.8)	$1,449.6
Net income	—	—	—	101.9	—	—	101.9
Other comprehensive income, net of taxes	—	—	—	—	27.9	—	27.9
Net issuance of treasury shares to stock compensation plans	(65,312)	—	(9.0)	—	—	5.5	(3.5)
Stock-based compensation	—	—	6.4	—	—	—	6.4
Dividends declared ($0.31 per share)	—	—	—	(5.6)	—	—	(5.6)
BALANCE, MARCH 31, 2021	25,367,736	$0.3	$305.7	$1,914.2	$(156.2)	$(487.3)	$1,576.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$202.9	$101.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.7	19.5
Change in operating lease assets	7.8	5.9
Deferred income taxes	7.2	5.9
Stock-based compensation	8.0	6.4
Amortization of debt discount and issuance costs	0.8	0.6
Gain on disposition of assets	(21.4)	(1.1)
Other	0.1	(0.5)
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	24.0	18.3
Accounts and notes receivable	(10.5)	(8.4)
Inventories	(26.8)	149.3
Contracts-in-transit and vehicle receivables	(0.4)	(43.5)
Prepaid expenses and other assets	10.1	(7.9)
Floorplan notes payable — manufacturer affiliates	11.4	(0.5)
Deferred revenues	(0.1)	(0.1)
Operating lease liabilities	(8.1)	(6.6)
Net cash provided by operating activities	226.8	239.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $1.9 and $5.3, respectively	(247.7)	(49.9)
Proceeds from disposition of franchises, property and equipment	79.5	10.4
Purchases of property and equipment	(33.9)	(37.3)
Other	(2.4)	—
Net cash used in investing activities	(204.5)	(76.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	2,996.4	2,310.4
Repayments on credit facility — floorplan line and other	(2,831.4)	(2,461.6)
Borrowings on credit facility — acquisition line	148.0	—
Repayments on credit facility — acquisition line	(176.3)	—
Debt issuance costs	(3.7)	—
Borrowings on other debt	171.1	40.1
Principal payments on other debt	(191.1)	(45.4)
Proceeds from employee stock purchase plan	5.8	3.5
Payments of tax withholding for stock-based compensation	(7.1)	(7.0)
Repurchases of common stock, amounts based on settlement date	(115.2)	—
Dividends paid	(6.1)	(5.6)
Net cash used in financing activities	(9.7)	(165.6)
Effect of exchange rate changes on cash	0.4	(1.3)
Net increase (decrease) in cash and cash equivalents	13.1	(4.3)
CASH AND CASH EQUIVALENTS, beginning of period	18.7	87.3
CASH AND CASH EQUIVALENTS, end of period	$31.8	$82.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND CONSOLIDATION AND ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements and notes thereto, have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Results for interim periods are not necessarily indicative of the results that can be expected for a full year and therefore should be read in conjunction with the Company’s audited Financial Statements and notes thereto included within the Company’s 2021 Form 10-K. All intercompany balances and transactions have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements reflect the consolidated accounts of the parent company, Group 1 Automotive, Inc., and its subsidiaries, all of which are wholly owned.
On November 12, 2021, the Company entered into a Share Purchase Agreement (the “Brazil Agreement”) with Original Holdings S.A. (“Buyer”). Pursuant to the terms and conditions set forth in the Brazil Agreement, Buyer will acquire 100% of the issued and outstanding equity interests of the Company’s Brazilian operations (the “Brazil Disposal Group”) for approximately BRL 510.0 million in cash (the “Brazil Disposal”). The Brazil Disposal is expected to close before the end of the second quarter of 2022. The Brazil Disposal Group met the criteria to be reported as held for sale and discontinued operations. Therefore, the related assets, liabilities and operating results of the Brazil Disposal Group are reported as discontinued operations (the “Brazil Discontinued Operations”) for all periods presented. The Brazil Disposal Group was previously included in the Brazil segment. Effective as of the fourth quarter of 2021, the Company is aligned into two reportable segments: U.S. and U.K. Refer to Note 5. Segment Information for additional information on the Company’s segments.
Unless otherwise specified, disclosures in these Condensed Consolidated Financial Statements reflect continuing operations only. Certain prior-period amounts, primarily related to the Brazil Discontinued Operations, have been reclassified in the Condensed Consolidated Financial Statements and accompanying notes to conform to current-period presentation. Refer to Note 4. Discontinued Operations and Other Divestitures for additional information on the Brazil Discontinued Operations.
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
Use of Estimates
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Management analyzes the Company’s estimates based on historical experience and other assumptions that are believed to be reasonable under the circumstances; however, actual results could differ materially from such estimates. The significant estimates made by management in the accompanying Condensed Consolidated Financial Statements include, but not limited to, inventory valuation adjustments, reserves for future chargebacks on finance, insurance and VSC fees, self-insured property and casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangible franchise rights and reserves for potential litigation.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Topic 848”). Topic 848 provides optional expedients and exceptions for companies that have contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The optional expedients and exceptions are intended to ease the financial reporting burdens mainly related to contract modification accounting, hedge accounting and lease accounting. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 and will apply through December 31, 2022. LIBOR is used as an interest rate “benchmark” for certain of the Company’s mortgages, other debt and lease contracts. Additionally, certain of the Company’s derivative instruments are benchmarked to LIBOR. The Company applied the relief described for the modification of its Revolving Credit Facility (as defined in Note 10. Floorplan Notes Payable) to SOFR in 2021. The Company will continue to apply the relief as its arrangements are modified and does not expect the adoption will have a material impact on the Company’s condensed consolidated financial statements.
2. REVENUES
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Three Months Ended March 31, 2022
	U.S.	U.K.	Total
New vehicle retail sales	$1,433.1	$312.0	$1,745.1
Used vehicle retail sales	1,037.9	322.0	1,359.9
Used vehicle wholesale sales	57.2	36.3	93.5
Total new and used vehicle sales	2,528.2	670.3	3,198.5
Parts and service sales (1)	408.4	64.5	472.9
Finance, insurance and other, net (2)	154.7	18.3	173.0
Total revenues	$3,091.3	$753.0	$3,844.4

	Three Months Ended March 31, 2021
	U.S.	U.K.	Total
New vehicle retail sales	$1,246.0	$263.2	$1,509.2
Used vehicle retail sales	696.5	191.6	888.1
Used vehicle wholesale sales	50.4	27.8	78.2
Total new and used vehicle sales	1,993.0	482.6	2,475.6
Parts and service sales (1)	296.3	56.5	352.8
Finance, insurance and other, net (2)	115.1	10.6	125.6
Total revenues	$2,404.3	$549.6	$2,953.9
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $10.1 million and $6.0 million during the three months ended March 31, 2022 and 2021, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Note 8. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
3. ACQUISITIONS
The Company accounts for business combinations under the acquisition method of accounting, under which the Company allocates the purchase price to the assets and liabilities assumed based on an estimate of fair value.
Prime Acquisition
In November 2021, the Company completed the acquisition of the Prime Automotive Group (“Prime”), including 28 dealerships, certain real estate and three collision centers in the Northeastern U.S. (collectively referred to as the “Prime Acquisition”), for aggregate consideration of $934.2 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The Company analyzed and assessed all available information related to property and equipment and property lease contracts, determining the preliminary fair values were appropriate and no material adjustments were recorded. The Company previously recorded a $33.4 million deposit for the purchase of an additional dealership as part of the Prime Acquisition, which had not closed as of December 31, 2021. As of March 31, 2022, the Company is still waiting for distributor approval to obtain ownership of the additional dealership. Pursuant to purchase agreement with the seller, the seller initiated legal action against the distributor to compel the approval of the sale of the dealership. In March 2022, upon the contractual release of funds from escrow to the seller related to the dealership, the deposit was recognized as additional consideration paid and reflected as additional goodwill, resulting in total consideration associated with the Prime Acquisition of $967.6 million. If such legal action is resolved within the 12-month measurement period following the acquisition date, the Company will make an adjustment to reflect the fair value of the acquisition of this dealership. The results of the Prime Acquisition are included in the U.S. segment. The goodwill is deductible for income tax purposes.
The following table summarizes the consideration paid and aggregate amounts of assets acquired and liabilities assumed (in millions):

Total consideration	$967.6
Identifiable assets acquired and liabilities assumed
Inventories	$136.7
Property and equipment	267.4
Intangible franchise rights	135.3
Operating lease assets	58.3
Other assets (1)	63.1
Total assets acquired	660.8
Operating lease liabilities	56.6
Other liabilities (2)	38.3
Total liabilities assumed	94.9
Total identifiable net assets	565.9
Goodwill	$401.7
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
The Company’s Condensed Consolidated Statement of Operations included revenues and net income attributable to Prime for the three months ended March 31, 2022, of $414.1 million and $27.5 million, respectively.
Other Acquisitions
During the three months ended March 31, 2022, the Company acquired one Toyota dealership in the U.S. Total consideration paid for this dealership, which was accounted for as a business combination, was $250.4 million, consisting of cash paid of $247.7 million and a payable of $2.7 million. Goodwill and franchise rights intangibles associated with this acquisition totaled $136.0 million and $70.5 million, respectively.
During the three months ended March 31, 2021, the Company acquired two Toyota dealerships in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, totaled $49.9 million. Goodwill associated with these acquisitions totaled $22.6 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
4. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
Brazil Discontinued Operations
On November 12, 2021, the Company entered into the Brazil Disposal. The Brazil Disposal is expected to close before the end of the second quarter of 2022. The sale price of BRL 510.0 million includes a holdback amount, for general representations and warranties, of BRL 115.0 million or approximately $24.2 million, to be held in escrow for a period of five years from the close of the transaction. At the conclusion of the five-year period, the remaining funds held in escrow would be released to the Company. This amount has been included in the estimated proceeds.
During the fourth quarter of 2021, the Company recognized a net loss of $77.5 million on the Brazil Disposal. During the three months ended March 31, 2022, the Company did not recognize any additional net loss on the disposal of the Brazil Disposal Group. The following table summarizes the estimated fair value of proceeds expected and net carrying value of the assets disposed as of March 31, 2022 (in millions):

Estimated fair value of proceeds from disposition	$106.0
Estimated net assets disposed	51.2
Estimated gain before currency translation adjustments	54.8
Estimated amount of currency translation loss recorded in AOCI	(118.3)
Estimated incremental costs to sell	14.0
Net loss on disposal of the Brazil Disposal Group	$(77.5)
Upon sale of a foreign entity, amounts recorded within Accumulated Other Comprehensive Income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets, are required to be reclassified into earnings on the date of disposition. For purposes of determining the net gain or loss on the Brazil Disposal Group, the Company included the non-cash currency translation adjustment recorded in AOCI of a loss of $118.3 million attributable to the Brazil Disposal Group. The loss on sale indicates an impairment of assets, however, the loss was entirely the result of the reclassification of the non-cash currency translation adjustment from AOCI. For the three months ended March 31, 2022, the Company has presented a valuation allowance against assets held for sale of the Brazil Disposal Group to reflect the expected loss not attributable to a particular asset within the Brazil Disposal Group. In addition, the purchase price is denominated in BRL, which is subject to foreign currency exchange risk. In order to partially mitigate this risk, the Company entered into a foreign currency derivative for the conversion of BRL to USD in the form of a costless collar which protects the Company from significant downside exposure on $70.0 million of the expected purchase consideration. Any gains or losses associated with the foreign currency derivative are presented as estimated incremental costs to sell in the table above and are fully offset by corresponding foreign currency impacts to the estimated fair value of proceeds from the disposition.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Results of the Brazil Discontinued Operations were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
REVENUES:
New vehicle retail sales	$48.6	$34.1
Used vehicle retail sales	22.2	10.7
Used vehicle wholesale sales	5.3	2.0
Parts and service sales	10.7	7.9
Finance, insurance and other, net	1.5	1.4
Total revenues	88.3	56.1
COST OF SALES:
New vehicle retail sales	43.8	30.8
Used vehicle retail sales	20.6	9.6
Used vehicle wholesale sales	5.3	1.8
Parts and service sales	6.3	4.5
Total cost of sales	76.1	46.7
GROSS PROFIT	12.3	9.4
Selling, general and administrative expenses	8.7	7.1
Depreciation and amortization expense	0.4	0.3
INCOME FROM DISCONTINUED OPERATIONS	3.1	2.1
Floorplan interest expense	0.7	—
Other interest (income) expense, net	(0.1)	0.6
INCOME BEFORE INCOME TAXES — DISCONTINUED OPERATIONS	2.5	1.4
Provision for income taxes	0.7	0.4
NET INCOME — DISCONTINUED OPERATIONS	$1.8	$1.0
The following table presents cash flows from operating and investing activities for the Brazil Discontinued Operations (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities — discontinued operations	$11.8	$(6.6)
Net cash used in investing activities — discontinued operations	$(0.3)	$(0.5)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Assets and liabilities of the Brazil Discontinued Operations were as follows (in millions):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$15.2	$3.7
Contracts-in-transit and vehicle receivables, net	5.7	2.3
Accounts and notes receivable, net	11.6	11.8
Inventories	37.0	37.2
Prepaid expenses	2.3	1.9
Assets of Brazil Discontinued Operations — current	71.8	56.9
Property and equipment, net	26.0	22.3
Operating lease assets	2.5	2.4
Other long-term assets	9.6	7.8
Assets of Brazil Discontinued Operations — non-current (1)	38.1	32.5
Total assets, before valuation allowance	109.9	89.5
Valuation allowance	(63.5)	(76.4)
Total assets, net of valuation allowance (1)	$46.3	$13.0

Floorplan notes payable — credit facility and other	$1.7	$3.3
Floorplan notes payable — manufacturer affiliates	23.0	20.1
Current operating lease liabilities	2.6	2.5
Accounts payable	22.6	13.7
Accrued expenses and other current liabilities	22.5	8.7
Liabilities of Brazil Discontinued Operations — current	$72.5	$48.3
(1) The assets of the Brazil Discontinued Operations are classified in current assets in the Condensed Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021, as the Brazil Disposal is expected to close before the end of the second quarter of 2022.
Assets and Liabilities Held for Sale
Assets and liabilities classified as held for sale consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Current assets classified as held for sale
Brazil Discontinued Operations	$46.3	$13.0
Prime Acquisition (1)	26.6	52.3
Other (2)	8.8	34.9
Total current assets classified as held for sale	$81.8	$100.3
Current liabilities classified as held for sale
Brazil Discontinued Operations	$72.5	$48.3
Prime Acquisition (1)	1.5	1.6
Other	0.7	—
Total current liabilities classified as held for sale	$74.6	$49.9
(1) For additional details on current assets and current liabilities classified as held for sale in connection with the Prime Acquisition as of the acquisition date, refer to Note 3. Acquisitions.
(2) Includes $7.5 million and $9.9 million of goodwill reclassified to assets held for sale as of March 31, 2022 and December 31, 2021.
Other Divestitures
The Company’s dispositions generally consist of dealership assets and related real estate. Gains and losses on dispositions are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2022, the Company recorded a net pre-tax gain totaling $18.7 million related to the disposition of two dealerships representing two franchises in the U.S. The dispositions reduced goodwill by $17.0 million.
During the three months ended March 31, 2021, the Company recorded a net pre-tax gain totaling $1.0 million related to the disposition of one dealership representing one franchise and one franchise within an existing dealership in the U.S. The Company also terminated one franchise representing one dealership in the U.K.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
5. SEGMENT INFORMATION
As of March 31, 2022, the Company had two reportable segments: the U.S. and the U.K. The Company defines its segments as those operations whose results the Company’s Chief Executive Officer, who is the chief operating decision maker, regularly reviews to analyze performance and allocate resources. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts.
Selected reportable segment data is as follows for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31, 2022
	U.S.	U.K.	Total
Total revenues	$3,091.3	$753.0	$3,844.4
Income before income taxes (1)	$230.6	$31.7	$262.3

	Three Months Ended March 31, 2021
	U.S.	U.K.	Total
Total revenues	$2,404.3	$549.6	$2,953.9
Income before income taxes	$121.6	$8.4	$130.0
(1) For the three months ended March 31, 2022, income before income taxes includes net gains of $18.7 million and $2.7 million on dealership and real estate dispositions in the U.S. and U.K. segments, respectively. Refer to Note 4. Discontinued Operations and Other Divestitures for additional information.
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
The following table sets forth the calculation of EPS on total net income for the three months ended March 31, 2022 and 2021 (in millions, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Weighted average basic common shares outstanding	16,529,351	17,757,693
Dilutive effect of stock-based awards and employee stock purchases	56,264	66,396
Weighted average dilutive common shares outstanding	16,585,614	17,824,088
Basic:
Net income	$202.9	$101.9
Less: Earnings allocated to participating securities from continued operations	5.8	3.4
Less: Earnings allocated to participating securities from discontinued operations	0.1	—
Net income available to basic common shares	$197.0	$98.5
Basic earnings per common share	$11.92	$5.54
Diluted:
Net income	$202.9	$101.9
Less: Earnings allocated to participating securities from continued operations	5.8	3.4
Less: Earnings allocated to participating securities from discontinued operations	0.1	—
Net income available to diluted common shares	$197.1	$98.5
Diluted earnings per common share	$11.88	$5.52

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
The carrying value and fair value of the Company’s 4.00% Senior Notes and fixed rate mortgages were as follows (in millions):

	March 31, 2022		December 31, 2021
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$698.2	$750.0	$748.4
Real estate related	105.7	99.6	81.3	78.7
Total	$855.7	$797.8	$831.3	$827.1
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Assets and liabilities associated with the Company’s interest rate swaps, as reflected gross in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	March 31, 2022	December 31, 2021
Assets:
Other current assets	$—	$—
Other long-term assets	49.5	13.8
Total assets	$49.6	$13.8
Liabilities:
Accrued expenses and other current liabilities	$—	$0.1
Other long-term liabilities	—	11.1
Total liabilities	$—	$11.2
Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps designated as cash flow hedges and the related gains or losses are deferred in stockholders’ equity as a component of AOCI in the Company’s Condensed Consolidated Balance Sheets. The deferred gains or losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of the positions are recognized as Floorplan interest expense or Other interest expense, net, in the Company’s Condensed Consolidated Statements of Operations. Gains or losses for periods where future forecasted hedged transactions are deemed probable of not occurring are reclassified from AOCI into income as Floorplan interest expense.
As of March 31, 2022, the Company held 41 interest rate swaps designated as cash flow hedges with a total notional value of $962.1 million that fixed its underlying one-month LIBOR or SOFR at a weighted average rate of 1.26%. The Company also held 2 additional interest rate swaps designated as cash flow hedges with forward start dates beginning in December 2023, that had an aggregate notional value of $100.0 million and a weighted average interest rate of 0.94% as of March 31, 2022. The maturity dates of the Company’s designated interest rate swaps with forward start dates range between December 2027 and December 2028.
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	2022	2021
Interest rate swaps	$34.0	$27.8

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Three Months Ended March 31,
	2022	2021
Floorplan interest expense	$(1.3)	$(2.2)
Other interest expense, net	$(1.2)	$(0.9)
The amount of gain expected to be reclassified out of AOCI into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $10.2 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
8. RECEIVABLES, NET AND CONTRACT ASSETS
The Company’s receivables, net and contract assets consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$138.8	$143.8
Vehicle receivables	77.8	75.6
Total contracts-in-transit and vehicle receivables	216.6	219.4
Less: allowance for doubtful accounts	0.4	0.5
Total contracts-in-transit and vehicle receivables, net	$216.2	$218.9

Accounts and notes receivable, net:
Manufacturer receivables	$82.7	$76.9
Parts and service receivables	66.3	58.6
F&I receivables	30.3	29.8
Other	21.9	17.0
Total accounts and notes receivable	201.2	182.2
Less: allowance for doubtful accounts	4.2	4.3
Total accounts and notes receivable, net	$197.0	$177.9

Within Other current assets and Other long-term assets:
Total contract assets (1)	$41.9	$37.5
(1) No allowance for doubtful accounts was recorded for contract assets as of March 31, 2022 or December 31, 2021.
9. DEBT
Debt consisted of the following (in millions):

	March 31, 2022	December 31, 2021
4.00% Senior Notes due August 15, 2028	$750.0	$750.0
Acquisition Line	299.7	329.3
Other Debt:
Real estate related	760.9	627.7
Finance leases	176.7	172.7
Other	12.5	166.9
Total other debt	950.1	967.4
Total debt	1,999.8	2,046.7
Less: unamortized debt issuance costs	11.0	11.0
Less: current maturities	85.9	220.4
Total long-term debt	$1,902.9	$1,815.3
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 10. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of March 31, 2022, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 10. Floorplan Notes Payable), totaled $299.7 million. The average interest rate on this facility was 1.39% during the three months ended March 31, 2022.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of March 31, 2022, borrowings outstanding under these facilities totaled $760.9 million, gross of debt issuance costs, comprised of $649.0 million in the U.S. and $111.9 million in the U.K.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Bridge Facility
In connection with the Prime Acquisition, the Company entered into a commitment letter with Wells Fargo Bank (“Bridge Facility”) to provide a portion of the debt financing. As of December 31, 2021, borrowings outstanding under the Bridge Facility totaled $140.0 million. During the three months ended March 31, 2022, the Company paid off the total outstanding borrowings under the Bridge Facility of $140.0 million.
10. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Revolving Credit Facility — floorplan notes payable	$599.2	$511.7
Revolving Credit Facility — floorplan notes payable offset account	(197.2)	(268.6)
Revolving Credit Facility — floorplan notes payable, net	402.0	243.1
Other non-manufacturer facilities	58.3	51.9
Floorplan notes payable — credit facility and other, net	$460.3	$295.0

FMCC Facility	$19.3	$22.8
FMCC Facility offset account	(2.4)	(3.3)
FMCC Facility, net	16.9	19.5
Other manufacturer affiliate facilities	227.5	216.5
Floorplan notes payable — manufacturer affiliates, net	$244.4	$236.0
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
On March 9, 2022, in the U.S., the Company entered into an amended revolving syndicated credit arrangement with 21 participating financial institutions that matures on March 9, 2027 (“Revolving Credit Facility”). In addition to extending the term, the amendment increases the availability to $2.0 billion, with the ability to increase to $2.4 billion, as further described below. The Revolving Credit Facility consists of two tranches: (i) a $1.5 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) a $500.0 million maximum capacity and $50.0 million minimum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Condensed Consolidated Balance Sheets — refer to Note 9. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $2.0 billion commitment. The Acquisition Line includes a $100.0 million sub-limit for letters of credit. The Company had $12.6 million in letters of credit outstanding as of both March 31, 2022 and December 31, 2021.
The U.S. Floorplan Line bears interest at rates equal to SOFR plus 120 basis points for new vehicle inventory and SOFR plus 150 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 1.57% as of March 31, 2022, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 110 to 210 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the amended Revolving Credit Facility described above, the Company incurred $3.4 million in additional debt issuance costs. The Company had $5.5 million and $2.6 million of related unamortized debt issuance costs as of March 31, 2022 and December 31, 2021, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). This facility bears interest at the higher of the actual U.S. Prime rate or a Prime floor of 4.00%, plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 5.50% before considering the applicable incentives as of March 31, 2022.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K. with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of March 31, 2022, borrowings outstanding under these facilities totaled $227.5 million, comprised of $92.4 million in the U.S., with annual interest rates ranging from less than 1% to approximately 5%, and $135.1 million in the U.K., with annual interest rates ranging from approximately 1% to 4%.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line and FMCC Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
11. CASH FLOW INFORMATION
Non-Cash Activities
The accrual for capital expenditures decreased $0.4 million and increased $2.4 million during the three months ended March 31, 2022 and 2021, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $28.6 million and $24.6 million for the three months ended March 31, 2022 and 2021, respectively. Refer to Note 7. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
Cash paid for income taxes, net of refunds, was $7.8 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.
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
Legal Proceedings
As of March 31, 2022, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Matters
From time to time, the Company sells its dealerships to third parties. In those instances where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $23.2 million as of March 31, 2022. In certain instances, the Company obtains collateral support for the rental obligations that the Company remains obligated for upon sale of a dealership to a lessee. Total associated letters of credit issued on behalf of the lessee where the Company is the beneficiary was $3.3 million as of March 31, 2022.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of Accumulated other comprehensive income (loss) were as follows (in millions):

	Three Months Ended March 31, 2022
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2021	$(158.2)	$2.0	$(156.2)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(0.2)	44.5	44.2
Tax effect	—	(10.5)	(10.5)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	1.3	1.3
Other interest expense, net (pre-tax)	—	1.2	1.2
Benefit for income taxes	—	(0.6)	(0.6)
Net current period other comprehensive income (loss)	(0.2)	35.9	35.7
Balance, March 31, 2022	$(158.4)	$37.9	$(120.6)

	Three Months Ended March 31, 2021
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2020	$(151.6)	$(32.5)	$(184.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(2.3)	37.2	34.9
Tax effect	—	(9.4)	(9.4)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	2.2	2.2
Other interest expense (pre-tax)	—	0.9	0.9
Benefit for income taxes	—	(0.7)	(0.7)
Net current period other comprehensive income (loss)	(2.3)	30.2	27.9
Balance, March 31, 2021	$(153.9)	$(2.3)	$(156.2)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto, as well as our 2021 Form 10-K.
Unless the context requires otherwise, references to “we,” “us” and “our” are intended to mean the business and operations of Group 1 Automotive, Inc. and its subsidiaries.
Overview
We are a leading operator in the automotive retail industry. Through our omni-channel platform, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. We operate in geographically diverse markets that extend across 17 states in the U.S. and 35 towns and cities in the U.K. As of March 31, 2022, our retail network consisted of 146 dealerships in the U.S. and 55 dealerships in the U.K.
On November 12, 2021, we entered into a Share Purchase Agreement (the “Brazil Agreement”) with Original Holdings S.A. (“Buyer”). Pursuant to the terms and conditions set forth in the Brazil Agreement, Buyer will acquire 100% of the issued and outstanding equity interests of our Brazilian operations (the “Brazil Disposal Group”) for approximately BRL 510 million in cash (the “Brazil Disposal”). The transaction is expected to close before the end of the second quarter of 2022. The Brazil Disposal Group met the criteria to be reported as discontinued operations. Therefore, the related assets, liabilities and operating results of the Brazil Disposal Group are reported as discontinued operations (the “Brazil Discontinued Operations”) for all periods presented. Effective as of the fourth quarter of 2021, we are aligned into two reportable segments: the U.S. and the U.K. Refer to Note 4. Discontinued Operations and Other Divestitures within the Notes to Condensed Consolidated Financial Statements within this Form 10-Q, for additional information regarding business dispositions. Unless otherwise specified, disclosures in this Form 10-Q reflect continuing operations only.
Recent Events
There has continued to be widespread impact from the COVID-19 pandemic. Infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, such as increased port congestion, intermittent supplier delays and a shortfall of semiconductor and other parts supplies, all of which impact our business either directly or indirectly.
Additionally, our manufacturers’ production is currently at reduced levels as a result of global semiconductor and other parts shortages, which is impacting new vehicle sales and inventory levels in all our markets. The increased demand for new vehicles and reduced production levels have significantly reduced our new vehicle inventory levels. Our new vehicle days’ supply of inventory was approximately 11 days as of the quarter ended March 31, 2022 (“Current Quarter”), as compared to 12 days as of the quarter ended December 31, 2021, and 33 days as of the quarter ended March 31, 2021 (“Prior Year Quarter”).
On February 24, 2022, Russia launched a military invasion of Ukraine (the “Russia and Ukraine Conflict”). The ongoing Russia and Ukraine Conflict has provoked strong reactions from the U.S., the U.K., the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. While the precise effects of the ongoing military conflict and these sanctions on the Russian and global economies remain uncertain, they have already resulted in significant volatility in financial markets, an increase in energy and commodity prices globally and further disruption of the global supply chain for certain raw materials and manufactured goods, including vehicle parts.
Critical Accounting Policies and Accounting Estimates
For discussion of our critical accounting policies and accounting estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K. There have been no material changes to our critical accounting policies or accounting estimates since December 31, 2021.
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

We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our underlying business and results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our current period reported results for entities reporting in currencies other than USD using comparative period exchange rates rather than the actual exchange rates in effect during the respective periods. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. Additionally, we caution investors not to place undue reliance on non-GAAP measures, but also to consider them with the most directly comparable U.S. GAAP measures. Our management also uses constant currency and adjusted cash flows from operating, investing and financing activities in conjunction with U.S. GAAP financial measures to assess our business, including communication with our Board of Directors, investors and industry analysts concerning financial performance. We disclose these non-GAAP measures and the related reconciliations because we believe investors use these metrics in evaluating longer-term period-over-period performance. These metrics also allow investors to better understand and evaluate the information used by management to assess operating performance.
Certain amounts in the financial statements may not compute due to rounding. All computations have been calculated using unrounded amounts for all periods presented.

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended March 31,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,745.1	$1,509.2	$235.9	15.6%	$(11.1)	16.4%
Used vehicle retail sales	1,359.9	888.1	471.8	53.1%	(9.5)	54.2%
Used vehicle wholesale sales	93.5	78.2	15.2	19.5%	(1.0)	20.8%
Total used	1,453.4	966.3	487.0	50.4%	(10.5)	51.5%
Parts and service sales	472.9	352.8	120.1	34.0%	(1.9)	34.6%
F&I, net	173.0	125.6	47.4	37.7%	(0.6)	38.2%
Total revenues	$3,844.4	$2,953.9	$890.4	30.1%	$(24.1)	31.0%
Gross profit:
New vehicle retail sales	$201.3	$95.7	$105.6	110.4%	$(1.1)	111.5%
Used vehicle retail sales	87.8	58.5	29.4	50.2%	(0.6)	51.1%
Used vehicle wholesale sales	2.8	3.8	(0.9)	(25.1)%	—	(25.6)%
Total used	90.7	62.3	28.4	45.6%	(0.5)	46.5%
Parts and service sales	259.8	197.7	62.1	31.4%	(1.2)	32.0%
F&I, net	173.0	125.6	47.4	37.7%	(0.6)	38.2%
Total gross profit	$724.7	$481.3	$243.4	50.6%	$(3.4)	51.3%
Gross margin:
New vehicle retail sales	11.5%	6.3%	5.2%
Used vehicle retail sales	6.5%	6.6%	(0.1)%
Used vehicle wholesale sales	3.0%	4.8%	(1.8)%
Total used	6.2%	6.4%	(0.2)%
Parts and service sales	54.9%	56.1%	(1.1)%
Total gross margin	18.9%	16.3%	2.6%
Units sold:
Retail new vehicles sold	36,733	35,692	1,041	2.9%
Retail used vehicles sold	43,806	37,543	6,263	16.7%
Wholesale used vehicles sold	9,099	9,578	(479)	(5.0)%
Total used	52,905	47,121	5,784	12.3%
Average sales price per unit sold:
New vehicle retail	$47,509	$42,285	$5,224	12.4%	$(301)	13.1%
Used vehicle retail	$31,043	$23,656	$7,387	31.2%	$(217)	32.1%
Gross profit per unit sold:
New vehicle retail sales	$5,479	$2,680	$2,799	104.4%	$(30)	105.5%
Used vehicle retail sales	$2,005	$1,558	$447	28.7%	$(13)	29.5%
Used vehicle wholesale sales	$310	$394	$(83)	(21.2)%	$2	(21.7)%
Total used	$1,714	$1,321	$392	29.7%	$(10)	30.5%
F&I PRU	$2,148	$1,715	$432	25.2%	$(8)	25.7%
Other:
SG&A expenses	$418.5	$311.4	$107.1	34.4%	$(1.8)	35.0%
SG&A as % gross profit	57.7%	64.7%	(6.9)%
Floorplan expense:
Floorplan interest expense	$5.3	$7.5	$(2.2)	(29.9)%	$—	(29.3)%
Less: floorplan assistance (1)	14.0	13.2	0.8	6.3%	—	6.3%
Net floorplan expense	$(8.8)	$(5.7)	$(3.1)		$—
(1) Floorplan assistance is included within New vehicle retail sales Gross profit above and New vehicle retail sales Cost of sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended March 31,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,440.7	$1,490.4	$(49.6)	(3.3)%	$(10.1)	(2.7)%
Used vehicle retail sales	1,163.1	878.3	284.8	32.4%	(8.4)	33.4%
Used vehicle wholesale sales	79.6	77.5	2.1	2.8%	(0.9)	4.0%
Total used	1,242.7	955.8	287.0	30.0%	(9.3)	31.0%
Parts and service sales	405.0	347.1	57.9	16.7%	(1.7)	17.2%
F&I, net	148.7	123.9	24.8	20.0%	(0.6)	20.4%
Total revenues	$3,237.2	$2,917.1	$320.1	11.0%	$(21.7)	11.7%
Gross profit:
New vehicle retail sales	$163.6	$94.6	$69.0	72.9%	$(1.0)	74.0%
Used vehicle retail sales	73.9	58.0	15.9	27.5%	(0.5)	28.3%
Used vehicle wholesale sales	1.8	3.8	(2.0)	(51.8)%	—	(52.3)%
Total used	75.7	61.7	14.0	22.7%	(0.5)	23.4%
Parts and service sales	218.9	194.7	24.2	12.4%	(1.1)	13.0%
F&I, net	148.7	123.9	24.8	20.0%	(0.6)	20.4%
Total gross profit	$606.9	$474.9	$132.0	27.8%	$(3.1)	28.4%
Gross margin:
New vehicle retail sales	11.4%	6.3%	5.0%
Used vehicle retail sales	6.4%	6.6%	(0.2)%
Used vehicle wholesale sales	2.3%	4.9%	(2.6)%
Total used	6.1%	6.5%	(0.4)%
Parts and service sales	54.0%	56.1%	(2.0)%
Total gross margin	18.7%	16.3%	2.5%
Units sold:
Retail new vehicles sold	30,260	35,263	(5,003)	(14.2)%
Retail used vehicles sold	37,415	37,092	323	0.9%
Wholesale used vehicles sold	7,377	9,457	(2,080)	(22.0)%
Total used	44,792	46,549	(1,757)	(3.8)%
Average sales price per unit sold:
New vehicle retail	$47,612	$42,264	$5,348	12.7%	$(334)	13.4%
Used vehicle retail	$31,087	$23,679	$7,408	31.3%	$(224)	32.2%
Gross profit per unit sold:
New vehicle retail sales	$5,407	$2,683	$2,724	101.5%	$(33)	102.8%
Used vehicle retail sales	$1,975	$1,563	$412	26.4%	$(13)	27.2%
Used vehicle wholesale sales	$246	$398	$(152)	(38.2)%	$2	(38.8)%
Total used	$1,691	$1,326	$364	27.5%	$(10)	28.3%
F&I PRU	$2,197	$1,712	$484	28.3%	$(8)	28.8%
Other:
SG&A expenses	$367.0	$306.5	$60.5	19.7%	$(1.8)	20.3%
SG&A as % gross profit	60.5%	64.5%	(4.1)%

Reported Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended March 31,
	2022	2021	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,433.1	$1,246.0	$187.1	15.0%
Used vehicle retail sales	1,037.9	696.5	341.4	49.0%
Used vehicle wholesale sales	57.2	50.4	6.8	13.5%
Total used	1,095.1	746.9	348.2	46.6%
Parts and service sales	408.4	296.3	112.1	37.8%
F&I, net	154.7	115.1	39.7	34.5%
Total revenues	$3,091.3	$2,404.3	$687.0	28.6%
Gross profit:
New vehicle retail sales	$173.3	$80.9	$92.5	114.3%
Used vehicle retail sales	68.7	50.3	18.3	36.5%
Used vehicle wholesale sales	3.2	3.9	(0.7)	(17.5)%
Total used	71.9	54.3	17.7	32.5%
Parts and service sales	221.0	165.1	55.9	33.8%
F&I, net	154.7	115.1	39.7	34.5%
Total gross profit	$620.9	$415.3	$205.6	49.5%
Gross margin:
New vehicle retail sales	12.1%	6.5%	5.6%
Used vehicle retail sales	6.6%	7.2%	(0.6)%
Used vehicle wholesale sales	5.7%	7.8%	(2.1)%
Total used	6.6%	7.3%	(0.7)%
Parts and service sales	54.1%	55.7%	(1.6)%
Total gross margin	20.1%	17.3%	2.8%
Units sold:
Retail new vehicles sold	29,498	29,152	346	1.2%
Retail used vehicles sold	33,940	30,431	3,509	11.5%
Wholesale used vehicles sold	6,001	6,440	(439)	(6.8)%
Total used	39,941	36,871	3,070	8.3%
Average sales price per unit sold:
New vehicle retail	$48,583	$42,743	$5,840	13.7%
Used vehicle retail	$30,580	$22,888	$7,692	33.6%
Gross profit per unit sold:
New vehicle retail sales	$5,876	$2,774	$3,102	111.8%
Used vehicle retail sales	$2,023	$1,654	$369	22.3%
Used vehicle wholesale sales	$540	$610	$(70)	(11.5)%
Total used	$1,800	$1,471	$329	22.4%
F&I PRU	$2,439	$1,931	$508	26.3%
Other:
SG&A expenses	$353.6	$261.7	$91.9	35.1%
SG&A as % gross profit	56.9%	63.0%	(6.1)%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended March 31,
	2022	2021	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,155.8	$1,227.6	$(71.8)	(5.8)%
Used vehicle retail sales	878.0	687.7	190.4	27.7%
Used vehicle wholesale sales	46.3	49.7	(3.4)	(6.9)%
Total used	924.4	737.4	187.0	25.4%
Parts and service sales	347.8	293.3	54.5	18.6%
F&I, net	131.9	113.4	18.5	16.3%
Total revenues	$2,559.8	$2,371.6	$188.2	7.9%
Gross profit:
New vehicle retail sales	$138.3	$79.9	$58.5	73.2%
Used vehicle retail sales	57.0	49.8	7.2	14.4%
Used vehicle wholesale sales	2.2	3.9	(1.7)	(42.9)%
Total used	59.3	53.7	5.5	10.3%
Parts and service sales	184.4	163.2	21.2	13.0%
F&I, net	131.9	113.4	18.5	16.3%
Total gross profit	$513.9	$410.2	$103.7	25.3%
Gross margin:
New vehicle retail sales	12.0%	6.5%	5.5%
Used vehicle retail sales	6.5%	7.2%	(0.8)%
Used vehicle wholesale sales	4.8%	7.8%	(3.0)%
Total used	6.4%	7.3%	(0.9)%
Parts and service sales	53.0%	55.7%	(2.6)%
Total gross margin	20.1%	17.3%	2.8%
Units sold:
Retail new vehicles sold	23,769	28,739	(4,970)	(17.3)%
Retail used vehicles sold	28,901	30,037	(1,136)	(3.8)%
Wholesale used vehicles sold	4,639	6,344	(1,705)	(26.9)%
Total used	33,540	36,381	(2,841)	(7.8)%
Average sales price per unit sold:
New vehicle retail	$48,625	$42,714	$5,912	13.8%
Used vehicle retail	$30,381	$22,894	$7,488	32.7%
Gross profit per unit sold:
New vehicle retail sales	$5,819	$2,779	$3,041	109.4%
Used vehicle retail sales	$1,974	$1,660	$314	18.9%
Used vehicle wholesale sales	$477	$611	$(134)	(21.9)%
Total used	$1,767	$1,477	$290	19.7%
F&I PRU	$2,504	$1,929	$575	29.8%
Other:
SG&A expenses	$306.5	$258.7	$47.9	18.5%
SG&A as % gross profit	59.6%	63.1%	(3.4)%

U.S. Region — Three Months Ended March 31, 2022 Compared to 2021
The following discussion of our U.S. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenues
Total revenues in the U.S. during the Current Quarter, increased $687.0 million, or 28.6%, as compared to the Prior Year Quarter, driven by increases across all business lines. Total same store revenues in the U.S. during the Current Quarter, increased $188.2 million, or 7.9%. New and used vehicle retail sales revenues benefited from the sale of approximately 5,800 units from our online digital platform, AcceleRide®, during the Current Quarter, a 44.0% increase as compared to the Prior Year Quarter.
New vehicle retail same store sales revenues declined modestly, driven by a shortage in new vehicle supply, leading to fewer units sold. The shortage of new vehicle inventory continues to drive strong pricing, which mitigated the sales revenue impact of lower unit sales. Supply chain issues, including an ongoing semiconductor and vehicle parts shortage, and other logistics challenges, continued into the Current Quarter for OEMs, leading to sustained lower vehicle production and deliveries of fewer vehicles to dealerships. We ended the Current Quarter with a U.S. new vehicle inventory supply of 9 days, 26 days lower than the Prior Year Quarter, and consistent with the December 31, 2021 days’ supply of 9.
Used vehicle retail same store sales revenues outperformed the Prior Year Quarter, despite a modest decline in units sold, as increased demand drove prices higher. Used vehicle wholesale same store sales revenues declined only modestly as increased used vehicle demand drove higher prices, which partially offset a decline in units sold.
Parts and service same store revenues outperformed the Prior Year Quarter, driven by increases in customer pay revenues, wholesale revenues and collision revenues, partially offset by a slight decline in warranty revenues.
F&I, net same store revenues outperformed the Prior Year Quarter, primarily driven by higher income per contract on finance, VSCs and other insurance product offerings and higher penetration rates. These increases were partially offset by a decrease in same store total retail unit sales and an increase in our overall chargeback experience.
Gross Profit
Total gross profit in the U.S. during the Current Quarter, increased $205.6 million, or 49.5%, as compared to the Prior Year Quarter. Total same store gross profit in the U.S. during the Current Quarter, increased $103.7 million, or 25.3%, as compared to the Prior Year Quarter.
New vehicle retail same store gross profit increased 73.2%, driven by a 109.4% increase in new vehicle retail same store gross profit per unit sold, partially offset by a 17.3% decrease in new vehicle retail same store unit sales. The increase in new vehicle retail same store gross profit per unit sold reflects the strong demand resulting from the shortage of new vehicle inventory discussed above.
Used vehicle retail same store gross profit increased 14.4%, driven by an increase of 18.9% in used vehicle retail same store gross profit per unit sold, partially offset by a 3.8% decrease in used vehicle retail same store unit sales. The increase in used vehicle retail same store gross profit per unit sold reflects a combination of higher market prices and strong demand. Our used vehicle wholesale same store gross profit decreased 42.9%, driven by a 21.9% decrease in used vehicle wholesale same store gross profit per unit sold, coupled with a decrease in used vehicle same store wholesale units.
Parts and service same store gross profit increased 13.0%, primarily driven by the increase in our customer-pay business reflecting increased business activity.
F&I, net same store gross profit increased 16.3%, driven by increases in revenue discussed above.
Total same store gross margin increased 278 basis points, primarily driven by higher new vehicle retail sales prices outpacing new vehicle costs of sales.
SG&A Expenses
SG&A as a percentage of gross profit declined 607 and 341 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.S. during the Current Quarter, increased $91.9 million, or 35.1%, as compared to the Prior Year Quarter. Total same store SG&A expenses in the U.S. during the Current Quarter, increased $47.9 million, or 18.5%, as compared to the Prior Year Quarter, primarily driven by increased variable commission payments as a result of improvements in gross profits in our operations and an increase in other variable expenses associated with the rise in certain business activities as described above.

Total same store SG&A expenses in the U.S. for the Prior Year Quarter, included $2.2 million in disaster pay and insurance deductible expense associated with the February winter storm in Texas and a $1.0 million gain related to a favorable legal settlement.

Reported Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended March 31,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$312.0	$263.2	$48.9	18.6%	$(11.1)	22.8%
Used vehicle retail sales	322.0	191.6	130.4	68.1%	(9.5)	73.0%
Used vehicle wholesale sales	36.3	27.8	8.4	30.3%	(1.0)	33.9%
Total used	358.3	219.4	138.8	63.3%	(10.5)	68.0%
Parts and service sales	64.5	56.5	8.0	14.2%	(1.9)	17.5%
F&I, net	18.3	10.6	7.7	72.9%	(0.6)	78.7%
Total revenues	$753.0	$549.6	$203.4	37.0%	$(24.1)	41.4%
Gross profit:
New vehicle retail sales	$27.9	$14.8	$13.2	89.0%	$(1.1)	96.3%
Used vehicle retail sales	19.2	8.2	11.0	134.7%	(0.6)	141.4%
Used vehicle wholesale sales	(0.4)	(0.2)	(0.3)	NM	—	NM
Total used	18.8	8.0	10.7	134.1%	(0.5)	140.8%
Parts and service sales	38.8	32.6	6.2	19.0%	(1.2)	22.6%
F&I, net	18.3	10.6	7.7	72.9%	(0.6)	78.7%
Total gross profit	$103.8	$66.0	$37.8	57.3%	$(3.4)	62.5%
Gross margin:
New vehicle retail sales	9.0%	5.6%	3.3%
Used vehicle retail sales	6.0%	4.3%	1.7%
Used vehicle wholesale sales	(1.2)%	(0.6)%	(0.6)%
Total used	5.2%	3.7%	1.6%
Parts and service sales	60.2%	57.8%	2.4%
Total gross margin	13.8%	12.0%	1.8%
Units sold:
Retail new vehicles sold	7,235	6,540	695	10.6%
Retail used vehicles sold	9,866	7,112	2,754	38.7%
Wholesale used vehicles sold	3,098	3,138	(40)	(1.3)%
Total used	12,964	10,250	2,714	26.5%
Average sales price per unit sold:
New vehicle retail	$43,129	$40,240	$2,889	7.2%	$(1,528)	11.0%
Used vehicle retail	$32,638	$26,941	$5,697	21.1%	$(962)	24.7%
Gross profit per unit sold:
New vehicle retail sales	$3,861	$2,261	$1,600	70.8%	$(150)	77.4%
Used vehicle retail sales	$1,944	$1,149	$795	69.2%	$(56)	74.0%
Used vehicle wholesale sales	$(135)	$(51)	$(84)	NM	$6	NM
Total used	$1,447	$782	$666	85.1%	$(41)	90.4%
F&I PRU	$1,068	$773	$294	38.1%	$(36)	42.7%
Other:
SG&A expenses	$64.9	$49.6	$15.2	30.7%	$(1.8)	34.3%
SG&A as % gross profit	62.5%	75.2%	(12.7)%
NM — Not Meaningful

Same Store Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended March 31,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$285.0	$262.8	$22.2	8.4%	$(10.1)	12.3%
Used vehicle retail sales	285.1	190.6	94.4	49.5%	(8.4)	53.9%
Used vehicle wholesale sales	33.3	27.7	5.6	20.1%	(0.9)	23.4%
Total used	318.4	218.4	100.0	45.8%	(9.3)	50.1%
Parts and service sales	57.3	53.9	3.4	6.3%	(1.7)	9.4%
F&I, net	16.8	10.5	6.2	59.4%	(0.6)	64.8%
Total revenues	$677.3	$545.5	$131.8	24.2%	$(21.7)	28.1%
Gross profit:
New vehicle retail sales	$25.3	$14.8	$10.5	71.4%	$(1.0)	78.1%
Used vehicle retail sales	16.9	8.1	8.7	107.5%	(0.5)	113.4%
Used vehicle wholesale sales	(0.4)	(0.1)	(0.3)	NM	—	NM
Total used	16.5	8.0	8.4	105.4%	(0.5)	111.2%
Parts and service sales	34.4	31.4	3.0	9.5%	(1.1)	12.9%
F&I, net	16.8	10.5	6.2	59.4%	(0.6)	64.8%
Total gross profit	$93.0	$64.7	$28.2	43.6%	$(3.1)	48.4%
Gross margin:
New vehicle retail sales	8.9%	5.6%	3.3%
Used vehicle retail sales	5.9%	4.3%	1.7%
Used vehicle wholesale sales	(1.2)%	(0.4)%	(0.8)%
Total used	5.2%	3.7%	1.5%
Parts and service sales	60.1%	58.4%	1.8%
Total gross margin	13.7%	11.9%	1.9%
Units sold:
Retail new vehicles sold	6,491	6,524	(33)	(0.5)%
Retail used vehicles sold	8,514	7,055	1,459	20.7%
Wholesale used vehicles sold	2,738	3,113	(375)	(12.0)%
Total used	11,252	10,168	1,084	10.7%
Average sales price per unit sold:
New vehicle retail	$43,903	$40,282	$3,621	9.0%	$(1,557)	12.9%
Used vehicle retail	$33,483	$27,023	$6,460	23.9%	$(986)	27.6%
Gross profit per unit sold:
New vehicle retail sales	$3,898	$2,262	$1,635	72.3%	$(153)	79.0%
Used vehicle retail sales	$1,981	$1,152	$829	71.9%	$(57)	76.8%
Used vehicle wholesale sales	$(146)	$(36)	$(110)	NM	$6	NM
Total used	$1,463	$788	$675	85.6%	$(41)	90.8%
F&I PRU	$1,117	$774	$343	44.3%	$(38)	49.1%
Other:
SG&A expenses	$60.5	$47.9	$12.7	26.4%	$(1.8)	30.1%
SG&A as % gross profit	65.1%	73.9%	(8.8)%
NM — Not Meaningful

U.K. Region — Three Months Ended March 31, 2022 Compared to 2021
The following discussion of our U.K. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. The U.K. experienced a surge in COVID-19 cases at the end of 2020, which led to a government-mandated closure of all non-essential businesses beginning January 4, 2021 through April 12, 2021. The national lockdown impacted our new and used vehicle sales as our showrooms were closed the entire Prior Year Quarter, but had a lesser impact on our service operations as they remained open.
Revenues
Total revenues in the U.K. during the Current Quarter, increased $203.4 million, or 37.0%, as compared to the Prior Year Quarter. Total same store revenues in the U.K. during the Current Quarter, increased $131.8 million, or 24.2%, as compared to the Prior Year Quarter. On a constant currency basis, total same store revenues increased 28.1%, driven by out performances across all revenue streams.
New vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year Quarter due to an increase in new vehicle retail same store average sales price per unit sold. New vehicle units sold remained consistent amid an ongoing semiconductor shortage and other logistics challenges, which continued into the Current Quarter for OEMs, leading to sustained lower vehicle production and deliveries of fewer vehicles to dealerships. We ended the Current Quarter with a U.K. new vehicle inventory supply of 17 days; 12 days lower than the Prior Year Quarter and 16 days lower than December 31, 2021 days’ supply of 33. The increase in the average new vehicle retail same store sales price was driven by both supply shortages and strong vehicle demand, which was pent-up over past years due to Brexit and the COVID-19 pandemic.
Used vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year Quarter due to increased used vehicle retail same store unit sales, coupled with higher used vehicle retail same store average sales prices, benefited by strong consumer demand and new vehicle inventory shortages.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by increases in our customer-pay, collision and wholesale businesses reflecting increased business activity with the reduction of COVID-19 restrictions compared to the Prior Year Quarter.
F&I, net same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by higher income per contract, as well as improved penetration rates on all of our product offerings, coupled with an increase in used vehicle retail sales same store units sold.
Gross Profit
Total gross profit in the U.K. during the Current Quarter, increased $37.8 million, or 57.3%, as compared to the Prior Year Quarter. Total same store gross profit in the U.K. during the Current Quarter, increased $28.2 million, or 43.6%, as compared to the Prior Year Quarter. On a constant currency basis, total same store gross profit increased 48.4%, driven by improvements in new and used retail sales, parts and service sales and F&I, net.
New vehicle retail same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter due to an increase in new vehicle retail same store average gross profit per unit, resulting from increased prices as discussed above.
Used vehicle retail same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter due to an increase in used vehicle retail same store average gross profit per unit sold, coupled with an increase in used vehicle retail same store unit sales. The increase in used vehicle retail same store average gross profit per unit sold resulted from increased prices as discussed above.
Parts and service same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, driven by the increases in our businesses discussed above.
F&I, net same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter as discussed above.
Total same store gross margin in the U.K. increased 186 basis points, driven by improvements in new vehicle retail sales, used vehicle retail sales and parts and service sales margins due to increased customer demand and vehicle supply constraints.
SG&A Expenses
SG&A as a percentage of gross profit declined 1,271 and 885 basis points, on an as reported and same store basis, respectively, compared to the Prior Year Quarter.

Total SG&A expenses in the U.K. during the Current Quarter, increased $15.2 million, or 30.7%, as compared to the Prior Year Quarter. Total same store SG&A expenses in the U.K. during the Current Quarter, increased $12.7 million, or 26.4%, as compared to the Prior Year Quarter. On a constant currency basis, total same store SG&A expenses increased 30.1%. These increases were primarily driven by higher business activity due to fewer COVID-19 restrictions compared to the Prior Year Quarter.
Consolidated Selected Comparisons — Three Months Ended March 31, 2022 Compared to 2021
The following table (in millions) and discussion of our results of operations are on a consolidated basis, unless otherwise noted.

	Three Months Ended March 31,
	2022	2021	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$21.2	$19.2	$2.0	10.3%
Floorplan interest expense	$5.3	$7.5	$(2.2)	(29.9)%
Other interest expense, net	$17.4	$13.2	$4.3	32.5%
Provision for income taxes	$61.2	$29.1	$32.1	110.4%
Depreciation and Amortization Expense
Total depreciation and amortization expense for the Current Quarter, was higher compared to the Prior Year Quarter, primarily attributable to acquired property and equipment in our U.S. region, as we continue to strategically add dealership related real estate to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience.
Floorplan Interest Expense
Total floorplan interest expense during the Current Quarter, decreased $2.2 million, or 29.9%, as compared to the Prior Year Quarter. Our floorplan interest expense fluctuates with changes in our outstanding borrowings and associated interest rates, which are based on LIBOR, SOFR, U.S. Prime rate or a benchmark rate. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure on a portion of our borrowings for a fixed interest rate. The decrease in floorplan interest expense during the Current Quarter, is primarily due to lower floorplan interest expense on new vehicles due to a decrease in new vehicle inventories between periods, as well as lower realized losses on our interest rate swap portfolio due to increases in corresponding interest rates. These decreases were partially offset by an increase in floorplan interest expense on used vehicles due to an increase in used vehicle inventories between periods. Refer to Note 7. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements for additional discussion of interest rate swaps.
Other Interest Expense, Net
Total other interest expense, net during the Current Quarter, increased $4.3 million, or 32.5%, as compared to the Prior Year Quarter. Other interest expense, net consists of interest charges primarily on our 4.00% Senior Notes, real estate related debt and other debt, partially offset by interest income. The increase was primarily attributable to the additional 4.00% Senior Notes issued in October 2021 and the Bridge Facility established in conjunction with the Prime Acquisition in November 2021. Refer to Note 9. Debt within our Notes to Condensed Consolidated Financial Statements for additional discussion of our Debt.
Provision for Income Taxes
Provision for income taxes of $61.2 million during the Current Quarter, increased by $32.1 million, or 110.4%, as compared to the Prior Year Quarter. The tax expense increase was primarily due to higher pre-tax book income in the Current Quarter. Our Current Quarter effective tax rate increased to 23.3% from 22.4% in the Prior Year Quarter, primarily due to lower excess tax deductions for stock based compensation in the Current Quarter.
We expect our effective tax rate for the remainder of 2022 will be between 23.5 % and 24.0%. We believe that it is more-likely-than-not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income, considering future reversals of existing taxable temporary differences.

Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of our U.S. Floorplan Line and FMCC Facility levels (refer to Note 10. Floorplan Notes Payable in our Notes to Condensed Consolidated Financial Statements for additional information), cash from operations, borrowings under our credit facilities, working capital, dealership and real estate acquisition financing and proceeds from debt and equity offerings. We anticipate we will generate sufficient cash flows from operations, coupled with cash on hand and available borrowing capacity under our credit facilities, to fund our working capital requirements, service our debt and meet any other recurring operating expenditures.
Available Liquidity Resources
We had the following sources of liquidity available (in millions):

March 31, 2022
Cash and cash equivalents	$16.6
Floorplan offset accounts	199.6
Available capacity under Acquisition Line	185.1
Total liquidity	$401.3
Cash Flows
We arrange our new and used vehicle inventory floorplan financing through lenders affiliated with our vehicle manufacturers and our Revolving Credit Facility (as defined in Note 10. Floorplan Notes Payable in the Notes to Condensed Consolidated Financial Statements). In accordance with U.S. GAAP, we report floorplan financed with lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) within Cash Flows from Operating Activities in the Condensed Consolidated Statements of Cash Flows. We report floorplan financed with the Revolving Credit Facility (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. unaffiliated with our manufacturer partners, within Cash Flows from Financing Activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 10. Floorplan Notes Payable within our Notes to Condensed Consolidated Financial Statements for additional discussion of our Revolving Credit Facility.
However, we believe that all floorplan financing of inventory purchases in the normal course of business should correspond with the related inventory activity and be classified as an operating activity. As a result, we use the non-GAAP measure “Adjusted net cash provided by/used in operating activities” and “Adjusted net cash provided by/used in financing activities” to further evaluate our cash flows. We believe that this classification eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP. In addition, floorplan financing associated with dealership acquisitions and dispositions are classified as investing activities on an adjusted basis to eliminate excess volatility in our operating cash flows prepared in accordance with U.S. GAAP.

The following table reconciles cash flows on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Three Months Ended March 31,
	2022	2021	% Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$226.8	$239.3	(5.2)%
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisitions and dispositions	92.6	(79.6)
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	(0.9)	(3.1)
Adjusted net cash provided by operating activities	$318.6	$156.6	103.4%
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$(204.5)	$(76.7)	(166.6)%
Change in cash paid for acquisitions, associated with Floorplan notes payable	1.9	5.3
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(0.9)	(5.4)
Adjusted net cash used in investing activities	$(203.6)	$(76.8)	(164.9)%
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities:	$(9.7)	$(165.6)	94.2%
Change in Floorplan notes payable, excluding floorplan offset	(92.7)	82.9
Adjusted net cash used in financing activities	$(102.3)	$(82.8)	(23.6)%
Sources and Uses of Liquidity from Operating Activities — Three Months Ended March 31, 2022 Compared to 2021
For the Current Quarter, net cash provided by operating activities decreased by $12.5 million, as compared to the Prior Year Quarter. On an adjusted basis for the same period, adjusted net cash provided by operating activities increased by $162.0 million. The increase on an adjusted basis was primarily driven by an increase from changes in floorplan notes payable.
Sources and Uses of Liquidity from Investing Activities — Three Months Ended March 31, 2022 Compared to 2021
For the Current Quarter, net cash used in investing activities increased by $127.8 million, as compared to the Prior Year Quarter. On an adjusted basis for the same period, adjusted net cash used in investing activities increased by $126.7 million, primarily driven by a $201.2 million increase in acquisition activity, partially offset by a $73.6 million increase in proceeds from disposition of franchises and property and equipment.
Capital Expenditures
Our capital expenditures include costs to extend the useful lives of current dealership facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2022 will be approximately $130.0 million, excluding expenditures related to real estate purchases and future acquisitions, which could generally be funded from excess cash.
For the Current Quarter, $33.9 million was used to purchase property and equipment, consisting of $25.5 million in capital expenditures and $8.0 million in purchases of real estate associated with existing dealership operations.
Sources and Uses of Liquidity from Financing Activities — Three Months Ended March 31, 2022 Compared to 2021
For the Current Quarter, net cash used in financing activities decreased by $156.0 million, as compared to the Prior Year Quarter. On an adjusted basis for the same period, adjusted net cash used in financing activities increased by $19.5 million. The increase on an adjusted basis was primarily driven by Current Quarter increases in share repurchases of $115.2 million and net repayments of debt of $43.1 million, partially offset by increased net borrowings on our Floorplan lines of $140.7 million (representing the net cash activity in our floorplan offset account).

Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of March 31, 2022 (in millions):

	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,500.0	$402.0	$1,098.0
Acquisition Line (2)	497.4	312.3	185.1
Total revolving credit facility	1,997.4	714.3	1,283.1
FMCC Facility (3)	300.0	16.9	283.1
Total U.S. credit facilities (4)	$2,297.4	$731.1	$1,566.3
(1) The available balance at March 31, 2022, includes $197.2 million of immediately available funds. The remaining available balance can be used for vehicle inventory financing.
(2) The outstanding balance of $312.3 million is related to outstanding letters of credit of $12.6 million and $299.7 million in borrowings. The borrowings outstanding under the Acquisition Line included $280.0 million USD borrowings and £15.0 million of GBP borrowings translated at the spot rate on the day borrowed, solely for the purpose of calculating the outstanding and available borrowings under the Acquisition Line in accordance with the credit facility agreement. The available borrowings may be limited from time to time, based on certain debt covenants.
(3) The available balance at March 31, 2022, includes $2.4 million of immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4) The outstanding balance excludes $285.8 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
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
As of March 31, 2022, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of March 31, 2022
	Required	Actual
Total adjusted leverage ratio	< 5.75	1.81
Fixed charge coverage ratio	> 1.20	6.51
Based on our position as of March 31, 2022, and our outlook as discussed within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 9. Debt and Note 10. Floorplan Notes Payable in our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of March 31, 2022.

Share Repurchases and Dividends
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock up to a certain monetary limit. As of January 1, 2022, we had $74.3 million available share repurchase program. From January 1, 2022 to February 16, 2022, we utilized $18.5 million of the then-available authorized share repurchase program. On February 16, 2022, the Board of Directors increased the authorization to repurchase shares of our common stock by $144.2 million to $200.0 million. During the period February 17, 2022 to March 31, 2022, we utilized $96.7 million of the available share repurchase program, leaving $103.3 million available under our current authorization to repurchase our common stock. During the three months ended March 31, 2022, 638,696 shares were repurchased at an average price of $180.30 per share, for a total of $115.2 million.
During the Current Quarter, our Board of Directors approved a quarterly cash dividend of $0.36 per share on all shares of our common stock, which resulted in $5.9 million paid to common shareholders and $0.2 million to unvested RSA holders.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2021 Form 10-K. Our exposure to market risk has not changed materially since December 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2022, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, during the three months ended March 31, 2022, there were no changes to the Risk Factors disclosed in Item 1A. Risk Factors of our 2021 Form 10-K.
The Russian invasion of Ukraine and the retaliatory measures imposed by the U.S., U.K., European Union and other countries and the responses of Russia to such measures have caused significant disruptions to domestic and foreign economies.
The Russia and Ukraine Conflict had an immediate impact on the global economy resulting in higher prices for oil and other commodities. The U.S., U.K., European Union and other countries responded to Russia’s invasion of Ukraine by imposing various economic sanctions and bans. Russia has responded with its own retaliatory measures. These measures have impacted the availability and price of certain raw materials throughout the global economy. The invasion and retaliatory measures also disrupted economic markets. The global impact of these measures is continually evolving and cannot be predicted with certainty and there is no assurance that Russia’s invasion of Ukraine and responses thereto will not further disrupt the global economy and supply chain. Further, there is no assurance that when the Russia and Ukraine Conflict ends, countries will not continue to impose sanctions and bans.
While these events have not materially interrupted our operations, these or future developments resulting from the Russia and Ukraine Conflict, such as a cyberattack on the U.S. or our suppliers, could disrupt our operations, increase the cost or decrease the availability of certain materials necessary to produce vehicles we sell or obtain parts to complete maintenance and collision repair services, or make it difficult to access debt and equity capital on attractive terms, if at all, and impact our ability to fund business activities and/or limit future acquisition activity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2022 — January 31, 2022	—	$—	—	$74.3
February 1, 2022 — February 28, 2022	295,893	$175.43	295,893	$166.6
March 1, 2022 — March 31, 2022	342,803	$184.51	342,803	$103.3
Total	638,696		638,696
(1) Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. On February 16, 2022, our Board of Directors increased the share repurchase authorization by $144.2 million to $200.0 million. Our share repurchase authorization does not have an expiration date.
Future share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant. As of March 31, 2022, we had $103.3 million available under our current stock repurchase authorization.

Item 6. Exhibits
The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.
EXHIBIT INDEX

Exhibit Number		Description

2.1#	—	Purchase Agreement, dated as of September 12, 2021, by and among Group 1 Automotive, Inc., GPB Portfolio Automotive, LLC, Capstone Automotive Group, LLC, Capstone Automotive Group II, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC and Prime Real Estate Holdings, LLC (incorporated by reference to Exhibit 2.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2021)
2.2	—	Share Repurchase Agreement, dated November 12, 2021, by and between Group 1 Automotive, Inc., Buyer and UAB as intervening party (English translation) (incorporated by reference to Exhibit 2.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 15, 2021)
3.1	—
Amended and Restated Certificate of Incorporation of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)

3.2	—	Third Amended and Restated Bylaws of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 6, 2017)
10.1	—	Twelfth Amended and Restated Revolving Credit Agreement, dated effective as of March 9, 2022 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on March 10, 2022)
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in exhibit 101)

*	Filed or furnished herewith
#	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

Date:	May 5, 2022	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer