Form 10-Q
period 2022-06-30
GROUP 1 AUTOMOTIVE INC
filed 2022-07-29
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of July 22, 2022, the registrant had 15,788,186 shares of common stock outstanding.

i

GLOSSARY OF DEFINITIONS

The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
Brexit	Withdrawal of the U.K. from the European Union
BRL	Brazilian Real (R$)
COVID-19 pandemic	Coronavirus disease first emerging in December 2019 and resulting in the ongoing global pandemic in 2020, 2021 and 2022
EPS	Earnings per share
F&I	Finance, insurance and other
FMCC	Ford Motor Credit Company
GBP	British Pound Sterling (£)
OEM	Original equipment manufacturer
PRU	Per retail unit
RSA	Restricted stock award
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
USD	United States Dollar ($)
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the U.S.
VSC	Vehicle service contract

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26.3	$14.9
Contracts-in-transit and vehicle receivables, net	223.2	218.9
Accounts and notes receivable, net	182.6	177.9
Inventories	1,125.5	1,073.1
Prepaid expenses	22.0	30.6
Other current assets	20.6	50.4
Current assets classified as held for sale	76.2	100.3
TOTAL CURRENT ASSETS	1,676.3	1,666.2
Property and equipment, net of accumulated depreciation of $536.9 and $513.5, respectively	1,998.4	1,957.8
Operating lease assets	241.6	267.8
Goodwill	1,596.6	1,420.2
Intangible franchise rights	474.6	392.3
Other long-term assets	115.2	45.0
TOTAL ASSETS	$6,102.8	$5,749.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $77.9 and $268.6, respectively	$576.0	$295.0
Floorplan notes payable — manufacturer affiliates, net of offset account of $5.5 and $3.3, respectively	204.9	236.0
Current maturities of long-term debt	119.3	220.4
Current operating lease liabilities	24.1	25.9
Accounts payable	437.8	457.8
Accrued expenses and other current liabilities	261.7	258.6
Current liabilities classified as held for sale	58.7	49.9
TOTAL CURRENT LIABILITIES	1,682.4	1,543.6
Long-term debt	1,851.0	1,815.3
Long-term operating lease liabilities	230.4	256.6
Deferred income taxes	212.0	180.9
Other long-term liabilities	122.5	127.7
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,258,744 and 25,336,054 shares issued, respectively	0.3	0.3
Additional paid-in capital	331.8	325.8
Retained earnings	2,732.5	2,345.9
Accumulated other comprehensive income (loss)	(128.3)	(156.2)
Treasury stock, at cost; 9,416,720 and 8,160,228 shares, respectively	(931.8)	(690.4)
TOTAL STOCKHOLDERS’ EQUITY	2,004.5	1,825.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,102.8	$5,749.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
New vehicle retail sales	$1,851.3	$1,805.5	$3,596.4	$3,314.7
Used vehicle retail sales	1,505.4	1,183.8	2,865.3	2,071.9
Used vehicle wholesale sales	95.8	93.7	189.3	172.0
Parts and service sales	502.6	382.9	975.5	735.7
Finance, insurance and other, net	190.2	159.6	363.2	285.3
Total revenues	4,145.4	3,625.6	7,989.7	6,579.6
COST OF SALES:
New vehicle retail sales	1,641.0	1,645.4	3,184.9	3,059.0
Used vehicle retail sales	1,415.9	1,075.6	2,688.0	1,905.3
Used vehicle wholesale sales	95.1	84.8	185.7	159.3
Parts and service sales	224.9	170.3	438.0	325.3
Total cost of sales	3,377.0	2,976.1	6,496.6	5,448.8
GROSS PROFIT	768.4	649.5	1,493.1	1,130.7
Selling, general and administrative expenses	460.2	368.6	878.6	680.0
Depreciation and amortization expense	23.0	18.4	44.2	37.6
Asset impairments	0.8	—	0.8	—
INCOME FROM OPERATIONS	284.5	262.5	569.5	413.2
Floorplan interest expense	5.9	8.6	11.2	16.1
Other interest expense, net	18.5	13.6	35.9	26.7
INCOME BEFORE INCOME TAXES	260.1	240.3	522.4	370.3
Provision for income taxes	60.8	51.5	122.0	80.6
Net income from continuing operations	199.3	188.8	400.4	289.7
Net (loss) income from discontinued operations	(3.4)	2.2	(1.6)	3.2
NET INCOME	$195.9	$191.0	$398.9	$292.9
BASIC EARNINGS PER SHARE:
Continuing operations	$12.15	$10.28	$23.96	$15.76
Discontinued operations	(0.21)	0.12	(0.09)	0.17
Total	$11.94	$10.40	$23.87	$15.94
DILUTED EARNINGS PER SHARE:
Continuing operations	$12.11	$10.23	$23.88	$15.70
Discontinued operations	(0.20)	0.12	(0.09)	0.17
Total	$11.90	$10.35	$23.79	$15.88
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16.0	17.7	16.2	17.8
Diluted	16.0	17.8	16.3	17.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME	$195.9	$191.0	$398.9	$292.9
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(27.8)	7.2	(28.1)	4.9
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax (provision) benefit of $(5.8), $3.4, $(16.3) and $(5.1), respectively	19.0	(11.1)	53.0	16.7
Reclassification adjustment for loss included in interest expense, net of tax benefit of $0.4, $0.6, $0.9 and $1.3, respectively	1.2	1.9	3.0	4.2
Reclassification related to de-designated interest rate swaps, net of tax benefit of $—, $0.7, $— and $0.7, respectively	—	2.4	—	2.4
Unrealized gain (loss) on interest rate risk management activities, net of tax	20.1	(6.9)	56.0	23.3
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(7.7)	0.3	28.0	28.1
COMPREHENSIVE INCOME	$188.2	$191.2	$426.8	$321.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, MARCH 31, 2022	25,266,915	$0.3	$324.2	$2,542.7	$(120.6)	$(797.3)	$1,949.2
Net income	—	—	—	195.9	—	—	195.9
Other comprehensive loss, net of taxes	—	—	—	—	(7.7)	—	(7.7)
Purchases of treasury stock	—	—	—	—	—	(138.9)	(138.9)
Net issuance of treasury shares to stock compensation plans	(8,171)	—	0.6	—	—	4.4	5.0
Stock-based compensation	—	—	7.0	—	—	—	7.0
Dividends declared ($0.37 per share)	—	—	—	(6.1)	—	—	(6.1)
BALANCE, JUNE 30, 2022	25,258,744	$0.3	$331.8	$2,732.5	$(128.3)	$(931.8)	$2,004.5

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2021	25,336,054	$0.3	$325.8	$2,345.9	$(156.2)	$(690.4)	$1,825.2
Net income	—	—	—	398.9	—	—	398.9
Other comprehensive income, net of taxes	—	—	—	—	28.0	—	28.0
Purchases of treasury stock	—	—	—	—	—	(254.1)	(254.1)
Net issuance of treasury shares to stock compensation plans	(77,310)	—	(9.0)	—	—	12.7	3.7
Stock-based compensation	—	—	15.0	—	—	—	15.0
Dividends declared ($0.73 per share)	—	—	—	(12.2)	—	—	(12.2)
BALANCE, JUNE 30, 2022	25,258,744	$0.3	$331.8	$2,732.5	$(128.3)	$(931.8)	$2,004.5

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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$398.9	$292.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.1	38.3
Change in operating lease assets	15.6	11.8
Deferred income taxes	11.3	4.4
Asset impairments	7.1	—
Stock-based compensation	15.0	13.2
Amortization of debt discount and issuance costs	1.5	1.2
Gain on disposition of assets	(24.6)	(2.1)
Unrealized loss on derivative instruments	—	2.3
Other	2.5	0.3
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	10.1	28.9
Accounts and notes receivable	(0.1)	3.7
Inventories	(83.5)	444.4
Contracts-in-transit and vehicle receivables	(7.2)	(10.7)
Prepaid expenses and other assets	10.8	(7.2)
Floorplan notes payable — manufacturer affiliates	(27.5)	(56.6)
Deferred revenues	(0.1)	(1.0)
Operating lease liabilities	(14.9)	(11.8)
Net cash provided by operating activities	360.2	752.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $2.4 and $5.3, respectively	(318.1)	(49.9)
Proceeds from disposition of franchises, property and equipment	96.2	19.8
Purchases of property and equipment	(63.0)	(63.8)
Other	(10.7)	0.1
Net cash used in investing activities	(295.6)	(93.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	5,307.0	4,207.3
Repayments on credit facility — floorplan line and other	(5,022.9)	(4,750.8)
Borrowings on credit facility — acquisition line	268.0	60.4
Repayments on credit facility — acquisition line	(346.3)	(32.2)
Debt issuance costs	(4.0)	—
Borrowings on other debt	223.2	89.9
Principal payments on other debt	(206.3)	(91.9)
Proceeds from employee stock purchase plan	11.4	8.0
Payments of tax withholding for stock-based compensation	(7.6)	(7.5)
Repurchases of common stock, amounts based on settlement date	(254.1)	(18.6)
Dividends paid	(12.1)	(11.7)
Net cash used in financing activities	(43.9)	(547.1)
Effect of exchange rate changes on cash	(2.7)	0.2
Net increase in cash and cash equivalents	18.0	111.4
CASH AND CASH EQUIVALENTS, beginning of period	18.7	87.3
CASH AND CASH EQUIVALENTS, end of period	$36.7	$198.7
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
On November 12, 2021, the Company entered into a Share Purchase Agreement (the “Brazil Agreement”) with Original Holdings S.A. (“Buyer”). Pursuant to the terms and conditions set forth in the Brazil Agreement, Buyer agreed to acquire 100% of the issued and outstanding equity interests of the Company’s Brazilian operations (the “Brazil Disposal Group”) for approximately BRL 510.0 million in cash (the “Brazil Disposal”). On July 1, 2022, the Company completed the Brazil Disposal. The Brazil Disposal Group met the criteria to be reported as held for sale and discontinued operations. Therefore, the related assets, liabilities and operating results of the Brazil Disposal Group are reported as discontinued operations (the “Brazil Discontinued Operations”) for all periods presented. The Brazil Disposal Group was previously included in the Brazil segment. Effective as of the fourth quarter of 2021, the Company is aligned into two reportable segments: U.S. and U.K. Refer to Note 5. Segment Information for additional information on the Company’s segments.
Unless otherwise specified, disclosures in these Condensed Consolidated Financial Statements reflect continuing operations only. Certain prior-period amounts, primarily related to the Brazil Discontinued Operations, have been reclassified in the Condensed Consolidated Financial Statements and accompanying notes to conform to current-period presentation. Refer to Note 4. Discontinued Operations and Other Divestitures for additional information.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
2. REVENUES
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$1,561.7	$289.5	$1,851.3	$2,994.9	$601.6	$3,596.4
Used vehicle retail sales	1,197.6	307.8	1,505.4	2,235.5	629.8	2,865.3
Used vehicle wholesale sales	59.1	36.7	95.8	116.4	72.9	189.3
Total new and used vehicle sales	2,818.5	634.0	3,452.5	5,346.7	1,304.3	6,651.0
Parts and service sales (1)	445.6	57.1	502.6	854.0	121.5	975.5
Finance, insurance and other, net (2)	173.1	17.1	190.2	327.9	35.4	363.2
Total revenues	$3,437.2	$708.2	$4,145.4	$6,528.5	$1,461.2	$7,989.7

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$1,504.4	$301.2	$1,805.5	$2,750.4	$564.3	$3,314.7
Used vehicle retail sales	882.9	300.9	1,183.8	1,579.4	492.5	2,071.9
Used vehicle wholesale sales	61.2	32.5	93.7	111.6	60.4	172.0
Total new and used vehicle sales	2,448.4	634.6	3,083.0	4,441.4	1,117.2	5,558.6
Parts and service sales (1)	332.6	50.3	382.9	628.9	106.8	735.7
Finance, insurance and other, net (2)	143.9	15.7	159.6	259.0	26.3	285.3
Total revenues	$2,924.9	$700.7	$3,625.6	$5,329.3	$1,250.3	$6,579.6
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $6.8 million and $7.7 million during the three months ended June 30, 2022 and 2021, respectively, and $16.9 million and $13.7 million during the six months ended June 30, 2022 and 2021, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Note 8. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
3. ACQUISITIONS
The Company accounts for business combinations under the acquisition method of accounting, under which the Company allocates the purchase price to the assets acquired and liabilities assumed based on an estimate of fair value.
Prime Acquisition
In November 2021, the Company completed the acquisition of the Prime Automotive Group (“Prime”), including 28 dealerships, certain real estate and three collision centers in the Northeastern U.S. (collectively referred to as the “Prime Acquisition”), for aggregate consideration of $934.2 million.
The Company analyzed and assessed all available information related to property and equipment and property lease contracts, determining the preliminary fair values were appropriate and no material adjustments were recorded. The Company previously recorded a $33.4 million deposit for the purchase of an additional dealership as part of the Prime Acquisition, which had not closed as of December 31, 2021. As of June 30, 2022, the Company is still waiting for distributor approval to obtain ownership of the additional dealership. Pursuant to the purchase agreement with the seller, the seller initiated legal action against the distributor to compel the approval of the sale of the dealership. In March 2022, upon the contractual release of funds from escrow to the seller related to the dealership, the deposit was recognized as additional consideration paid and reflected as additional goodwill, resulting in total consideration associated with the Prime Acquisition of $967.6 million. If such legal action is resolved within the 12-month measurement period following the acquisition date, the Company will make an adjustment to reflect the fair value of the acquisition of this dealership. The results of the Prime Acquisition are included in the U.S. segment. The goodwill is deductible for income tax purposes.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following table summarizes the consideration paid and aggregate amounts of assets acquired and liabilities assumed (in millions):

Total consideration	$967.6
Identifiable assets acquired and liabilities assumed
Inventories	136.7
Property and equipment	267.1
Intangible franchise rights	135.3
Operating lease assets	58.3
Other assets (1)	62.2
Total assets acquired	659.6
Operating lease liabilities	56.6
Other liabilities (2)	38.3
Total liabilities assumed	94.9
Total identifiable net assets	564.7
Goodwill	$402.9
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

Prime assets classified as held for sale as of the acquisition date (in millions)
Inventories	$10.4
Property and equipment	28.1
Operating lease assets	1.7
Goodwill	15.1
Total other assets classified as held for sale	$55.3
Prime liabilities classified as held for sale as of the acquisition date (in millions)
Operating lease liabilities	$1.7
The Company’s Condensed Consolidated Statement of Operations included revenues attributable to Prime for the three and six months ended June 30, 2022, of $456.9 million and $871.0 million, respectively, and net income attributable to Prime for the three and six months ended June 30, 2022 of $27.2 million and $54.8 million, respectively. These revenue and net income amounts attributable to Prime include amounts up to the date of disposal, from certain stores which have been disposed of since the date of the Prime Acquisition.
Other Acquisitions
During the six months ended June 30, 2022, the Company acquired two Toyota dealerships in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $319.0 million, consisting of cash paid of $318.2 million and a payable of $0.8 million. Goodwill and franchise rights intangibles associated with these acquisitions totaled $171.6 million and $84.3 million, respectively.
During the six months ended June 30, 2021, the Company acquired two Toyota dealerships in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $49.9 million. Goodwill associated with these acquisitions totaled $22.6 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
4. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
Brazil Discontinued Operations
On November 12, 2021, the Company entered into an agreement to effect the Brazil Disposal. The sale price of BRL 510.0 million includes a holdback amount, for general representations and warranties, of BRL 115.0 million or approximately $22.1 million, to be held in escrow for a period of five years from the close of the transaction. At the conclusion of the five-year period, the remaining funds held in escrow would be released to the Company. This amount has been included in the estimated proceeds. The Brazil Disposal closed on July 1, 2022.
During the fourth quarter of 2021, the Company recognized a net loss of $77.5 million on the Brazil Disposal. During the three and six months ended June 30, 2022, the Company recognized an additional net loss of $6.3 million on the disposal of the Brazil Disposal Group.
The following table summarizes the estimated fair value of the proceeds received from the disposition and net carrying value of the assets disposed as of June 30, 2022 (in millions):

Estimated fair value of proceeds from disposition	$96.2
Estimated net assets disposed	48.8
Estimated gain before currency translation adjustments	47.4
Estimated amount of currency translation loss recorded in AOCI	(122.8)
Estimated incremental costs to sell	8.4
Net loss on the Brazil Disposal	$(83.8)
Upon sale of a foreign entity, amounts recorded within Accumulated Other Comprehensive Income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets, are required to be reclassified into earnings on the date of disposition. For purposes of determining the net gain or loss on the Brazil Disposal Group, the Company included the non-cash currency translation adjustment recorded in AOCI of a loss of $122.8 million attributable to the Brazil Disposal Group. The loss on sale indicates an impairment of assets, however, the loss was entirely the result of the reclassification of the non-cash currency translation adjustment from AOCI. For the six months ended June 30, 2022, the Company has presented a valuation allowance against the assets held for sale of the Brazil Disposal Group to reflect the expected loss not attributable to a particular asset within the Brazil Disposal Group.
In addition, the purchase price of the Brazil Disposal is denominated in BRL, which is subject to foreign currency exchange risk. In order to partially mitigate this risk, the Company entered into a foreign currency derivative for the conversion of BRL to USD in the form of a costless collar which protects the Company from significant downside exposure on $70.0 million of the expected purchase consideration. Any gains or losses associated with the foreign currency derivative are presented as estimated incremental costs to sell in the table above and are fully offset by corresponding foreign currency impacts to the estimated fair value of proceeds from the disposition. On June 30, 2022, the Company settled the foreign currency derivative for a loss of $8.4 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Results of the Brazil Discontinued Operations were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
New vehicle retail sales	$60.4	$49.8	$109.0	$83.9
Used vehicle retail sales	21.8	11.8	44.0	22.5
Used vehicle wholesale sales	4.8	2.6	10.1	4.6
Parts and service sales	13.1	9.2	23.8	17.1
Finance, insurance and other, net	1.8	1.4	3.3	2.8
Total revenues	101.9	74.8	190.2	130.9
COST OF SALES:
New vehicle retail sales	54.7	44.6	98.5	75.4
Used vehicle retail sales	20.6	10.9	41.2	20.4
Used vehicle wholesale sales	4.7	2.4	10.0	4.3
Parts and service sales	8.1	5.2	14.5	9.7
Total cost of sales	88.1	63.0	164.2	109.7
GROSS PROFIT	13.8	11.8	26.1	21.2
Selling, general and administrative expenses	10.6	8.1	19.3	15.2
Depreciation and amortization expense	0.5	0.4	0.9	0.7
Asset impairments	6.3	—	6.3	—
(LOSS) INCOME FROM OPERATIONS — DISCONTINUED	(3.6)	3.3	(0.5)	5.3
Floorplan interest expense	0.7	0.2	1.4	0.2
Other interest (income) expense, net	(0.3)	0.1	(0.4)	0.8
(LOSS) INCOME BEFORE INCOME TAXES — DISCONTINUED OPERATIONS	(4.0)	3.0	(1.5)	4.3
(Benefit) provision for income taxes	(0.6)	0.8	0.1	1.1
NET (LOSS) INCOME — DISCONTINUED OPERATIONS	$(3.4)	$2.2	$(1.6)	$3.2
The following table presents cash flows from operating and investing activities for the Brazil Discontinued Operations (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities — discontinued operations	$26.3	$9.2
Net cash used in investing activities — discontinued operations	$(8.7)	$(1.2)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Assets and liabilities of the Brazil Discontinued Operations were as follows (in millions):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$10.4	$3.7
Contracts-in-transit and vehicle receivables, net	5.0	2.3
Accounts and notes receivable, net	10.0	11.8
Inventories	32.4	37.2
Prepaid expenses	1.4	1.9
Current assets of discontinued operations	59.2	56.9
Property and equipment, net	23.3	22.3
Operating lease assets	2.1	2.4
Other long-term assets	8.8	7.8
Non-current assets of discontinued operations (1)	34.2	32.5
Total assets, before valuation allowance	93.4	89.5
Valuation allowance	(75.4)	(76.4)
Total assets, net of valuation allowance (1)	$18.0	$13.0

Floorplan notes payable — credit facility and other	$0.8	$3.3
Floorplan notes payable — manufacturer affiliates	13.7	20.1
Current operating lease liabilities	2.1	2.5
Accounts payable	19.5	13.7
Accrued expenses and other current liabilities	7.6	8.7
Current liabilities of discontinued operations	$43.8	$48.3
(1) The assets of the Brazil Discontinued Operations are classified as current assets in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively, as the Brazil Disposal was expected to close in less than twelve months.
Assets and Liabilities Held for Sale
Assets and liabilities classified as held for sale consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Current assets classified as held for sale
Brazil Discontinued Operations	$18.0	$13.0
Prime Acquisition (1)	29.7	52.3
Other (2)	28.5	34.9
Total current assets classified as held for sale	$76.2	$100.3
Current liabilities classified as held for sale
Brazil Discontinued Operations	$43.8	$48.3
Prime Acquisition (1)	1.3	1.6
Other	13.6	—
Total current liabilities classified as held for sale	$58.7	$49.9
(1) For additional details on current assets and current liabilities classified as held for sale in connection with the Prime Acquisition as of the acquisition date, refer to Note 3. Acquisitions.
(2) Includes $19.3 million and $9.9 million of goodwill reclassified to assets held for sale as of June 30, 2022 and December 31, 2021, respectively.
Other Divestitures
The Company’s dispositions generally consist of dealership assets and related real estate. Gains and losses on dispositions are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the six months ended June 30, 2022, the Company recorded a net pre-tax gain totaling $24.1 million related to the disposition of four dealerships representing four franchises in the U.S. The dispositions reduced goodwill by $24.1 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
During the six months ended June 30, 2021, the Company recorded a net pre-tax gain totaling $1.8 million related to the disposition of two dealerships representing two franchises and one franchise within an existing dealership in the U.S. The dispositions reduced goodwill by $2.2 million. The Company also terminated one franchise representing one dealership in the U.K.
5. SEGMENT INFORMATION
As of June 30, 2022, the Company had two reportable segments: the U.S. and the U.K. The Company defines its segments as those operations whose results the Company’s Chief Executive Officer, who is the chief operating decision maker, regularly reviews to analyze performance and allocate resources. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts.
Selected reportable segment data is as follows for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$3,437.2	$708.2	$4,145.4	$6,528.5	$1,461.2	$7,989.7
Income before income taxes	$241.7	$18.4	$260.1	$472.3	$50.1	$522.4

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$2,924.9	$700.7	$3,625.6	$5,329.3	$1,250.3	$6,579.6
Income before income taxes	$215.1	$25.2	$240.3	$336.6	$33.6	$370.3
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following table sets forth the calculation of EPS on total net income for the three and six months ended June 30, 2022 and 2021 (in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average basic common shares outstanding	15,956,258	17,747,518	16,241,221	17,752,577
Dilutive effect of stock-based awards and employee stock purchases	56,024	81,952	56,143	74,217
Weighted average dilutive common shares outstanding	16,012,282	17,829,470	16,297,364	17,826,794
Basic:
Net income	$195.9	$191.0	$398.9	$292.9
Less: Earnings allocated to participating securities from continued operations	5.5	6.4	11.3	9.8
Less: (Loss) earnings allocated to participating securities from discontinued operations	(0.1)	0.1	—	0.1
Net income available to basic common shares	$190.6	$184.5	$387.6	$283.0
Basic earnings per common share	$11.94	$10.40	$23.87	$15.94
Diluted:
Net income	$195.9	$191.0	$398.9	$292.9
Less: Earnings allocated to participating securities from continued operations	5.4	6.3	11.3	9.8
Less: (Loss) earnings allocated to participating securities from discontinued operations	(0.1)	0.1	—	0.1
Net income available to diluted common shares	$190.6	$184.5	$387.6	$283.0
Diluted earnings per common share	$11.90	$10.35	$23.79	$15.88
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The carrying value and fair value of the Company’s 4.00% Senior Notes and fixed rate mortgages were as follows (in millions):

	June 30, 2022		December 31, 2021
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$638.3	$750.0	$748.4
Real estate related	103.3	96.1	81.3	78.7
Total	$853.3	$734.4	$831.3	$827.1
(1) Carrying value excludes unamortized debt issuance costs.
Derivative Financial Instruments
The Company holds its interest rate swaps to hedge against variability of interest payments indexed to SOFR. The Company’s interest rate swaps are measured at fair value utilizing a SOFR forward yield curve matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation technique incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The fair value of the interest rate swaps also considers the credit risk of the Company for instruments in a liability position or the counterparty for instruments in an asset position. The credit risk is calculated using the spread between the SOFR yield curve and the relevant interest rate according to rating agencies. The inputs to the fair value measurements reflect Level 2 of the hierarchy framework.
Assets and liabilities associated with the Company’s interest rate swaps, as reflected gross in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	June 30, 2022	December 31, 2021
Assets:
Other current assets	$0.1	$—
Other long-term assets	75.7	13.8
Total assets	$75.8	$13.8
Liabilities:
Accrued expenses and other current liabilities	$—	$0.1
Other long-term liabilities	—	11.1
Total liabilities	$—	$11.2
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
As of June 30, 2022, the Company held 41 interest rate swaps designated as cash flow hedges with a total notional value of $955.8 million that fixed its underlying SOFR at a weighted average rate of 1.23%. The Company also held 2 additional interest rate swaps designated as cash flow hedges with forward start dates beginning in December 2023, that had an aggregate notional value of $100.0 million and a weighted average interest rate of 0.94% as of June 30, 2022. The maturity dates of the Company’s designated interest rate swaps with forward start dates range between December 2027 and December 2028.
As of June 30, 2021, the Company held 34 interest rate swaps designated as cash flow hedges with a total notional value of $700.4 million that fixed the underlying one-month LIBOR at a weighted average rate of 1.38%.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	2022	2021	2022	2021
Interest rate swaps	$19.0	$(11.1)	$53.0	$16.7

	Amount of Loss Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Floorplan interest expense	$(0.9)	$(1.4)	$(2.1)	$(3.7)
Other interest expense, net	$(0.7)	$(1.0)	$(1.8)	$(1.9)
The amount of gain expected to be reclassified out of AOCI into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $15.0 million.
8. RECEIVABLES, NET AND CONTRACT ASSETS
The Company’s receivables, net and contract assets consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$138.3	$143.8
Vehicle receivables	85.6	75.6
Total contracts-in-transit and vehicle receivables	223.9	219.4
Less: allowance for doubtful accounts	0.7	0.5
Total contracts-in-transit and vehicle receivables, net	$223.2	$218.9

Accounts and notes receivable, net:
Manufacturer receivables	$79.5	$76.9
Parts and service receivables	65.4	58.6
F&I receivables	29.8	29.8
Other	13.4	17.0
Total accounts and notes receivable	188.1	182.2
Less: allowance for doubtful accounts	5.5	4.3
Total accounts and notes receivable, net	$182.6	$177.9

Within Other current assets and Other long-term assets:
Total contract assets (1)	$43.7	$37.5
(1) No allowance for doubtful accounts was recorded for contract assets as of June 30, 2022 or December 31, 2021.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
9. DEBT
Debt consisted of the following (in millions):

	June 30, 2022	December 31, 2021
4.00% Senior Notes due August 15, 2028	$750.0	$750.0
Acquisition Line	248.2	329.3
Other Debt:
Real estate related	792.4	627.7
Finance leases	179.4	172.7
Other	11.2	166.9
Total other debt	983.0	967.4
Total debt	1,981.3	2,046.7
Less: unamortized debt issuance costs	10.9	11.0
Less: current maturities	119.3	220.4
Total long-term debt	$1,851.0	$1,815.3
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 10. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of June 30, 2022, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 10. Floorplan Notes Payable), totaled $248.2 million. The average interest rate on this facility was 1.75% during the three months ended June 30, 2022.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of June 30, 2022, borrowings outstanding under these facilities totaled $792.4 million, gross of debt issuance costs, comprised of $692.1 million in the U.S. and $100.3 million in the U.K.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
10. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Revolving Credit Facility — floorplan notes payable	$607.9	$511.7
Revolving Credit Facility — floorplan notes payable offset account	(77.9)	(268.6)
Revolving Credit Facility — floorplan notes payable, net	529.9	243.1
Other non-manufacturer facilities	46.1	51.9
Floorplan notes payable — credit facility and other, net	$576.0	$295.0

FMCC Facility	$25.1	$22.8
FMCC Facility offset account	(5.5)	(3.3)
FMCC Facility, net	19.6	19.5
Other manufacturer affiliate facilities	185.3	216.5
Floorplan notes payable — manufacturer affiliates, net	$204.9	$236.0
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
On March 9, 2022, in the U.S., the Company entered into an amended revolving syndicated credit arrangement with 21 participating financial institutions that matures on March 9, 2027 (“Revolving Credit Facility”). In addition to extending the term, the amendment increases the availability to $2.0 billion, with the ability to increase to $2.4 billion, as further described below. The Revolving Credit Facility consists of two tranches: (i) a $1.5 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) a $500.0 million maximum capacity and $50.0 million minimum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Condensed Consolidated Balance Sheets — refer to Note 9. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $2.0 billion commitment. The Acquisition Line includes a $100.0 million sub-limit for letters of credit. The Company had $12.6 million in letters of credit outstanding as of both June 30, 2022 and December 31, 2021.
The U.S. Floorplan Line bears interest at rates equal to SOFR plus 120 basis points for new vehicle inventory and SOFR plus 150 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 2.81% as of June 30, 2022, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 110 to 210 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the amended Revolving Credit Facility described above, the Company incurred $3.4 million in additional debt issuance costs. The Company had $5.3 million and $2.6 million of related unamortized debt issuance costs as of June 30, 2022 and December 31, 2021, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). This facility bears interest at the higher of the actual U.S. Prime rate or a Prime floor of 4.00%, plus 150 basis points minus certain incentives. The interest rate on the FMCC Facility was 4.75% before considering the applicable incentives as of June 30, 2022.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K. with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of June 30, 2022, borrowings outstanding under these facilities totaled $185.3 million, comprised of $100.0 million in the U.S., with annual interest rates ranging from less than 1% to approximately 5%, and $85.3 million in the U.K., with annual interest rates ranging from approximately 2% to 5%.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line and FMCC Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
11. CASH FLOW INFORMATION
Non-Cash Activities
The accrual for capital expenditures increased $0.1 million and $1.4 million during the six months ended June 30, 2022 and 2021, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $42.8 million and $37.6 million for the six months ended June 30, 2022 and 2021, respectively. Refer to Note 7. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
Cash paid for income taxes, net of refunds, was $99.2 million and $52.7 million for the six months ended June 30, 2022 and 2021, respectively.
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
Legal Proceedings
As of June 30, 2022, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Matters
From time to time, the Company sells its dealerships to third parties. In those instances where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $22.4 million as of June 30, 2022. In certain instances, the Company obtains collateral support for the rental obligations that the Company remains obligated for upon sale of a dealership to a lessee. Total associated letters of credit issued on behalf of the lessee where the Company is the beneficiary was $3.3 million as of June 30, 2022.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of Accumulated other comprehensive income (loss) were as follows (in millions):

	Six Months Ended June 30, 2022
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2021	$(158.2)	$2.0	$(156.2)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(28.1)	69.3	41.2
Tax effect	—	(16.3)	(16.3)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	2.1	2.1
Other interest expense, net (pre-tax)	—	1.8	1.8
Benefit for income taxes	—	(0.9)	(0.9)
Net current period other comprehensive (loss) income	(28.1)	56.0	28.0
Balance, June 30, 2022	$(186.3)	$58.0	$(128.3)

	Six Months Ended June 30, 2021
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2020	$(151.6)	$(32.5)	$(184.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax	4.9	21.8	26.6
Tax effect	—	(5.1)	(5.1)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	3.7	3.7
Other interest expense (pre-tax)	—	1.9	1.9
Reclassification related to de-designated interest rate swaps (pre-tax)	—	3.1	3.1
Benefit for income taxes	—	(2.0)	(2.0)
Net current period other comprehensive income	4.9	23.3	28.1
Balance, June 30, 2021	$(146.7)	$(9.2)	$(155.9)

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
Overview
We are a leading operator in the automotive retail industry. Through our omni-channel platform, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. We operate in geographically diverse markets that extend across 17 states in the U.S. and 35 towns and cities in the U.K. As of June 30, 2022, our retail network consisted of 146 dealerships in the U.S. and 55 dealerships in the U.K.
On November 12, 2021, we entered into a Share Purchase Agreement (the “Brazil Agreement”) with Original Holdings S.A. (“Buyer”). Pursuant to the terms and conditions set forth in the Brazil Agreement, Buyer agreed to acquire 100% of the issued and outstanding equity interests of our Brazilian operations (the “Brazil Disposal Group”) for approximately BRL 510 million in cash (the “Brazil Disposal”). The Brazil Disposal Group met the criteria to be reported as discontinued operations. Therefore, the related assets, liabilities and operating results of the Brazil Disposal Group are reported as discontinued operations (the “Brazil Discontinued Operations”) for all periods presented. On July 1, 2022, we completed the Brazil Disposal. Refer to Note 4. Discontinued Operations and Other Divestitures within our Notes to Condensed Consolidated Financial Statements, for additional information regarding business dispositions.
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
Additionally, our manufacturers’ production is currently at reduced levels as a result of global semiconductor and other parts shortages, which is impacting new vehicle sales in all our markets. The increased demand for new vehicles and reduced production levels have significantly reduced our new vehicle inventory levels. Our new vehicle days’ supply of inventory was approximately 15 days as of the quarter ended June 30, 2022 (“Current Quarter”), as compared to 19 days as of the quarter ended June 30, 2021 (“Prior Year Quarter”).
On February 24, 2022, Russia launched a military invasion of Ukraine (the “Russia and Ukraine Conflict”). The ongoing Russia and Ukraine Conflict has provoked strong reactions from the U.S., the U.K., the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. While the length, impact and outcome of the ongoing military conflict and these sanctions on the Russian and global economies remain uncertain, they have already resulted in significant volatility in financial markets, an increase in energy and commodity prices globally and further disruption of the global supply chain for certain raw materials and manufactured goods, including vehicle parts.
The Russia and Ukraine Conflict and other geopolitical conflicts, as well as related international responses, have exacerbated inflationary pressures, including causing increases in the prices for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials.
During the six months ended June 30, 2022 (“Current Year”), the global economy experienced rising inflation and an increase in gasoline and energy prices. In response to inflationary pressures and macroeconomic conditions, the U.S. Federal Reserve, along with other central banks, continued to increase interest rates throughout 2022. Additionally, U.S. Gross Domestic Product (“GDP”) shrank for the second consecutive quarter as of the Current Quarter, indicating that the U.S. economy may be entering a recession. The impact of these macroeconomic developments on our operations cannot be predicted with certainty.
Critical Accounting Policies and Accounting Estimates
For discussion of our critical accounting policies and accounting estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K. There have been no material changes to our critical accounting policies or accounting estimates since December 31, 2021.

Results of Operations
The “same store” amounts presented below include the results of dealerships and corporate headquarters for the identical months in each comparative period, commencing with the first full month in which we owned the dealership. Amounts related to divestitures are excluded from each comparative period, ending with the last full month in which we owned the dealership. Same store results provide a measurement of our ability to grow revenues and profitability of our existing stores and also provide a metric for peer group comparisons. For these reasons, same store results allow management to manage and monitor the performance of the business and is also useful to investors.
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

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,851.3	$1,805.5	$45.8	2.5%	$(32.5)	4.3%
Used vehicle retail sales	1,505.4	1,183.8	321.6	27.2%	(34.5)	30.1%
Used vehicle wholesale sales	95.8	93.7	2.1	2.3%	(4.1)	6.7%
Total used	1,601.2	1,277.5	323.7	25.3%	(38.7)	28.4%
Parts and service sales	502.6	382.9	119.7	31.2%	(6.4)	32.9%
F&I, net	190.2	159.6	30.6	19.2%	(1.9)	20.4%
Total revenues	$4,145.4	$3,625.6	$519.8	14.3%	$(79.5)	16.5%
Gross profit:
New vehicle retail sales	$210.3	$160.1	$50.2	31.3%	$(3.0)	33.2%
Used vehicle retail sales	89.5	108.1	(18.7)	(17.3)%	(1.7)	(15.6)%
Used vehicle wholesale sales	0.8	8.9	(8.1)	(91.4)%	0.1	(92.8)%
Total used	90.3	117.1	(26.8)	(22.9)%	(1.6)	(21.5)%
Parts and service sales	277.7	212.7	65.0	30.6%	(3.9)	32.4%
F&I, net	190.2	159.6	30.6	19.2%	(1.9)	20.4%
Total gross profit	$768.4	$649.5	$118.9	18.3%	$(10.5)	19.9%
Gross margin:
New vehicle retail sales	11.4%	8.9%	2.5%
Used vehicle retail sales	5.9%	9.1%	(3.2)%
Used vehicle wholesale sales	0.8%	9.5%	(8.7)%
Total used	5.6%	9.2%	(3.5)%
Parts and service sales	55.2%	55.5%	(0.3)%
Total gross margin	18.5%	17.9%	0.6%
Units sold:
Retail new vehicles sold	38,822	41,442	(2,620)	(6.3)%
Retail used vehicles sold	48,907	44,502	4,405	9.9%
Wholesale used vehicles sold	9,514	10,730	(1,216)	(11.3)%
Total used	58,421	55,232	3,189	5.8%
Average sales price per unit sold:
New vehicle retail	$47,686	$43,567	$4,119	9.5%	$(837)	11.4%
Used vehicle retail	$30,781	$26,601	$4,180	15.7%	$(706)	18.4%
Gross profit per unit sold:
New vehicle retail sales	$5,416	$3,863	$1,553	40.2%	$(78)	42.2%
Used vehicle retail sales	$1,830	$2,430	$(600)	(24.7)%	$(36)	(23.2)%
Used vehicle wholesale sales	$81	$831	$(750)	(90.3)%	$13	(91.9)%
Total used	$1,545	$2,119	$(575)	(27.1)%	$(28)	(25.8)%
F&I PRU	$2,168	$1,857	$311	16.7%	$(22)	17.9%
Other:
SG&A expenses	$460.2	$368.6	$91.5	24.8%	$(7.5)	26.9%
SG&A as % gross profit	59.9%	56.8%	3.1%
Floorplan expense:
Floorplan interest expense	$5.9	$8.6	$(2.7)	(31.8)%	$(0.2)	(30.0)%
Less: floorplan assistance (1)	14.1	15.3	(1.1)	(7.4)%	—	(7.3)%
Net floorplan expense	$(8.3)	$(6.6)	$(1.6)		$(0.2)
(1) Floorplan assistance is included within Gross profit — New vehicle retail sales above and Cost of sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,492.6	$1,781.6	$(289.0)	(16.2)%	$(30.0)	(14.5)%
Used vehicle retail sales	1,266.7	1,170.2	96.6	8.3%	(30.5)	10.9%
Used vehicle wholesale sales	78.8	92.9	(14.1)	(15.2)%	(3.8)	(11.1)%
Total used	1,345.5	1,263.1	82.5	6.5%	(34.3)	9.2%
Parts and service sales	427.7	376.7	51.0	13.5%	(5.7)	15.1%
F&I, net	157.9	157.4	0.5	0.3%	(1.8)	1.4%
Total revenues	$3,423.7	$3,578.8	$(155.0)	(4.3)%	$(71.8)	(2.3)%
Gross profit:
New vehicle retail sales	$166.6	$157.7	$8.9	5.7%	$(2.8)	7.4%
Used vehicle retail sales	74.9	106.9	(32.0)	(29.9)%	(1.5)	(28.5)%
Used vehicle wholesale sales	0.4	8.8	(8.4)	(95.8)%	0.1	(97.0)%
Total used	75.3	115.7	(40.4)	(34.9)%	(1.4)	(33.7)%
Parts and service sales	231.1	209.0	22.1	10.6%	(3.5)	12.2%
F&I, net	157.9	157.4	0.5	0.3%	(1.8)	1.4%
Total gross profit	$630.9	$639.8	$(9.0)	(1.4)%	$(9.5)	0.1%
Gross margin:
New vehicle retail sales	11.2%	8.8%	2.3%
Used vehicle retail sales	5.9%	9.1%	(3.2)%
Used vehicle wholesale sales	0.5%	9.5%	(9.0)%
Total used	5.6%	9.2%	(3.6)%
Parts and service sales	54.0%	55.5%	(1.5)%
Total gross margin	18.4%	17.9%	0.5%
Units sold:
Retail new vehicles sold	31,204	40,900	(9,696)	(23.7)%
Retail used vehicles sold	40,978	43,975	(2,997)	(6.8)%
Wholesale used vehicles sold	7,597	10,615	(3,018)	(28.4)%
Total used	48,575	54,590	(6,015)	(11.0)%
Average sales price per unit sold:
New vehicle retail	$47,834	$43,561	$4,273	9.8%	$(961)	12.0%
Used vehicle retail	$30,912	$26,609	$4,303	16.2%	$(745)	19.0%
Gross profit per unit sold:
New vehicle retail sales	$5,338	$3,855	$1,484	38.5%	$(90)	40.8%
Used vehicle retail sales	$1,829	$2,431	$(602)	(24.8)%	$(37)	(23.2)%
Used vehicle wholesale sales	$49	$829	$(781)	(94.1)%	$14	(95.8)%
Total used	$1,550	$2,120	$(569)	(26.9)%	$(29)	(25.5)%
F&I PRU	$2,187	$1,855	$333	17.9%	$(25)	19.3%
Other:
SG&A expenses	$380.0	$363.2	$16.8	4.6%	$(6.7)	6.5%
SG&A as % gross profit	60.2%	56.8%	3.5%

Reported Operating Data — Consolidated
(In millions, except unit data)

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$3,596.4	$3,314.7	$281.7	8.5%	$(43.8)	9.8%
Used vehicle retail sales	2,865.3	2,071.9	793.4	38.3%	(44.9)	40.5%
Used vehicle wholesale sales	189.3	172.0	17.4	10.1%	(5.2)	13.1%
Total used	3,054.6	2,243.8	810.8	36.1%	(50.0)	38.4%
Parts and service sales	975.5	735.7	239.8	32.6%	(8.3)	33.7%
F&I, net	363.2	285.3	78.0	27.3%	(2.6)	28.2%
Total revenues	$7,989.7	$6,579.6	$1,410.2	21.4%	$(104.7)	23.0%
Gross profit:
New vehicle retail sales	$411.5	$255.7	$155.8	60.9%	$(4.2)	62.5%
Used vehicle retail sales	177.3	166.6	10.7	6.4%	(2.4)	7.9%
Used vehicle wholesale sales	3.6	12.7	(9.1)	(71.7)%	0.1	(72.9)%
Total used	180.9	179.3	1.6	0.9%	(2.3)	2.2%
Parts and service sales	537.5	410.4	127.1	31.0%	(5.1)	32.2%
F&I, net	363.2	285.3	78.0	27.3%	(2.6)	28.2%
Total gross profit	$1,493.1	$1,130.7	$362.4	32.0%	$(14.2)	33.3%
Gross margin:
New vehicle retail sales	11.4%	7.7%	3.7%
Used vehicle retail sales	6.2%	8.0%	(1.9)%
Used vehicle wholesale sales	1.9%	7.4%	(5.5)%
Total used	5.9%	8.0%	(2.1)%
Parts and service sales	55.1%	55.8%	(0.7)%
Total gross margin	18.7%	17.2%	1.5%
Units sold:
Retail new vehicles sold	75,555	77,134	(1,579)	(2.0)%
Retail used vehicles sold	92,713	82,045	10,668	13.0%
Wholesale used vehicles sold	18,613	20,308	(1,695)	(8.3)%
Total used	111,326	102,353	8,973	8.8%
Average sales price per unit sold:
New vehicle retail	$47,600	$42,974	$4,626	10.8%	$(580)	12.1%
Used vehicle retail	$30,905	$25,253	$5,652	22.4%	$(484)	24.3%
Gross profit per unit sold:
New vehicle retail sales	$5,446	$3,316	$2,131	64.3%	$(55)	65.9%
Used vehicle retail sales	$1,913	$2,031	$(118)	(5.8)%	$(26)	(4.5)%
Used vehicle wholesale sales	$193	$625	$(432)	(69.1)%	$8	(70.4)%
Total used	$1,625	$1,752	$(127)	(7.2)%	$(20)	(6.1)%
F&I PRU	$2,159	$1,792	$367	20.5%	$(15)	21.3%
Other:
SG&A expenses	$878.6	$680.0	$198.7	29.2%	$(9.3)	30.6%
SG&A as % gross profit	58.8%	60.1%	(1.3)%
Floorplan expense:
Floorplan interest expense	$11.2	$16.1	$(5.0)	(30.9)%	$(0.2)	(29.7)%
Less: floorplan assistance (1)	28.2	28.5	(0.3)	(1.0)%	—	(1.0)%
Net floorplan expense	$(17.0)	$(12.3)	$(4.7)		$(0.2)
(1) Floorplan assistance is included within Gross Profit — New vehicle retail sales above and Cost of Sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,933.4	$3,272.0	$(338.6)	(10.3)%	$(40.3)	(9.1)%
Used vehicle retail sales	2,429.8	2,048.5	381.4	18.6%	(39.7)	20.6%
Used vehicle wholesale sales	158.4	170.4	(11.9)	(7.0)%	(4.7)	(4.2)%
Total used	2,588.3	2,218.8	369.4	16.7%	(44.4)	18.7%
Parts and service sales	832.7	723.8	109.0	15.1%	(7.4)	16.1%
F&I, net	306.6	281.3	25.2	9.0%	(2.4)	9.8%
Total revenues	$6,660.9	$6,495.9	$165.0	2.5%	$(94.5)	4.0%
Gross profit:
New vehicle retail sales	$330.2	$252.3	$77.9	30.9%	$(3.8)	32.4%
Used vehicle retail sales	148.9	164.9	(16.0)	(9.7)%	(2.1)	(8.4)%
Used vehicle wholesale sales	2.2	12.6	(10.4)	(82.6)%	0.1	(83.6)%
Total used	151.0	177.5	(26.4)	(14.9)%	(2.0)	(13.8)%
Parts and service sales	449.9	403.7	46.2	11.5%	(4.5)	12.6%
F&I, net	306.6	281.3	25.2	9.0%	(2.4)	9.8%
Total gross profit	$1,237.7	$1,114.8	$123.0	11.0%	$(12.8)	12.2%
Gross margin:
New vehicle retail sales	11.3%	7.7%	3.5%
Used vehicle retail sales	6.1%	8.0%	(1.9)%
Used vehicle wholesale sales	1.4%	7.4%	(6.0)%
Total used	5.8%	8.0%	(2.2)%
Parts and service sales	54.0%	55.8%	(1.7)%
Total gross margin	18.6%	17.2%	1.4%
Units sold:
Retail new vehicles sold	61,464	76,163	(14,699)	(19.3)%
Retail used vehicles sold	78,393	81,067	(2,674)	(3.3)%
Wholesale used vehicles sold	14,974	20,072	(5,098)	(25.4)%
Total used	93,367	101,139	(7,772)	(7.7)%
Average sales price per unit sold:
New vehicle retail	$47,725	$42,960	$4,765	11.1%	$(656)	12.6%
Used vehicle retail	$30,996	$25,269	$5,727	22.7%	$(506)	24.7%
Gross profit per unit sold:
New vehicle retail sales	$5,372	$3,312	$2,060	62.2%	$(62)	64.1%
Used vehicle retail sales	$1,899	$2,034	$(135)	(6.6)%	$(27)	(5.3)%
Used vehicle wholesale sales	$146	$626	$(480)	(76.7)%	$8	(78.0)%
Total used	$1,618	$1,755	$(137)	(7.8)%	$(21)	(6.6)%
F&I PRU	$2,192	$1,789	$403	22.5%	$(17)	23.5%
Other:
SG&A expenses	$747.1	$669.7	$77.3	11.5%	$(8.5)	12.8%
SG&A as % gross profit	60.4%	60.1%	0.3%

Reported Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended June 30,
	2022	2021	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,561.7	$1,504.4	$57.4	3.8%
Used vehicle retail sales	1,197.6	882.9	314.7	35.6%
Used vehicle wholesale sales	59.1	61.2	(2.0)	(3.3)%
Total used	1,256.8	944.1	312.7	33.1%
Parts and service sales	445.6	332.6	113.0	34.0%
F&I, net	173.1	143.9	29.2	20.3%
Total revenues	$3,437.2	$2,924.9	$512.3	17.5%
Gross profit:
New vehicle retail sales	$184.5	$141.7	$42.8	30.2%
Used vehicle retail sales	73.7	87.3	(13.6)	(15.6)%
Used vehicle wholesale sales	1.9	6.4	(4.5)	(70.9)%
Total used	75.5	93.7	(18.2)	(19.4)%
Parts and service sales	243.1	181.7	61.4	33.8%
F&I, net	173.1	143.9	29.2	20.3%
Total gross profit	$676.3	$561.1	$115.2	20.5%
Gross margin:
New vehicle retail sales	11.8%	9.4%	2.4%
Used vehicle retail sales	6.2%	9.9%	(3.7)%
Used vehicle wholesale sales	3.1%	10.5%	(7.3)%
Total used	6.0%	9.9%	(3.9)%
Parts and service sales	54.6%	54.6%	(0.1)%
Total gross margin	19.7%	19.2%	0.5%
Units sold:
Retail new vehicles sold	31,627	34,047	(2,420)	(7.1)%
Retail used vehicles sold	38,523	34,008	4,515	13.3%
Wholesale used vehicles sold	6,059	6,606	(547)	(8.3)%
Total used	44,582	40,614	3,968	9.8%
Average sales price per unit sold:
New vehicle retail	$49,380	$44,185	$5,196	11.8%
Used vehicle retail	$31,089	$25,962	$5,127	19.7%
Gross profit per unit sold:
New vehicle retail sales	$5,834	$4,162	$1,671	40.2%
Used vehicle retail sales	$1,913	$2,568	$(655)	(25.5)%
Used vehicle wholesale sales	$307	$969	$(661)	(68.3)%
Total used	$1,694	$2,308	$(613)	(26.6)%
F&I PRU	$2,468	$2,114	$354	16.7%
Other:
SG&A expenses	$393.6	$312.6	$81.0	25.9%
SG&A as % gross profit	58.2%	55.7%	2.5%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended June 30,
	2022	2021	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,225.1	$1,480.5	$(255.3)	(17.2)%
Used vehicle retail sales	994.6	869.3	125.3	14.4%
Used vehicle wholesale sales	45.2	60.4	(15.2)	(25.2)%
Total used	1,039.7	929.6	110.1	11.8%
Parts and service sales	376.8	329.1	47.7	14.5%
F&I, net	142.1	141.7	0.4	0.3%
Total revenues	$2,783.8	$2,880.9	$(97.1)	(3.4)%
Gross profit:
New vehicle retail sales	$142.9	$139.3	$3.6	2.6%
Used vehicle retail sales	61.0	86.1	(25.0)	(29.1)%
Used vehicle wholesale sales	1.3	6.3	(5.0)	(79.9)%
Total used	62.3	92.4	(30.1)	(32.5)%
Parts and service sales	200.4	179.4	21.0	11.7%
F&I, net	142.1	141.7	0.4	0.3%
Total gross profit	$547.7	$552.7	$(5.0)	(0.9)%
Gross margin:
New vehicle retail sales	11.7%	9.4%	2.3%
Used vehicle retail sales	6.1%	9.9%	(3.8)%
Used vehicle wholesale sales	2.8%	10.4%	(7.6)%
Total used	6.0%	9.9%	(3.9)%
Parts and service sales	53.2%	54.5%	(1.3)%
Total gross margin	19.7%	19.2%	0.5%
Units sold:
Retail new vehicles sold	24,684	33,505	(8,821)	(26.3)%
Retail used vehicles sold	32,071	33,481	(1,410)	(4.2)%
Wholesale used vehicles sold	4,540	6,491	(1,951)	(30.1)%
Total used	36,611	39,972	(3,361)	(8.4)%
Average sales price per unit sold:
New vehicle retail	$49,633	$44,186	$5,446	12.3%
Used vehicle retail	$31,012	$25,963	$5,048	19.4%
Gross profit per unit sold:
New vehicle retail sales	$5,789	$4,157	$1,631	39.2%
Used vehicle retail sales	$1,904	$2,571	$(668)	(26.0)%
Used vehicle wholesale sales	$278	$968	$(689)	(71.2)%
Total used	$1,702	$2,311	$(609)	(26.3)%
F&I PRU	$2,504	$2,115	$388	18.3%
Other:
SG&A expenses	$320.5	$308.3	$12.2	4.0%
SG&A as % gross profit	58.5%	55.8%	2.7%

U.S. Region — Three Months Ended June 30, 2022 Compared to 2021
The following discussion of our U.S. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenues
Total revenues in the U.S. during the Current Quarter increased $512.3 million, or 17.5%, as compared to the Prior Year Quarter. This increase was primarily driven by the acquisition of stores, higher same store used vehicle retail sales and increased same store parts and service sales, partially offset by fewer same store new vehicle retail sales.
Total same store revenues in the U.S. during the Current Quarter, decreased $97.1 million, or 3.4%, as compared to Prior Year Quarter. This decline was primarily driven by fewer same store new and used vehicle retail unit sales, partially offset by higher same store used vehicle retail sales prices and increased same store parts and service sales.
New and used vehicle retail revenues benefited from the sale of approximately 6,900 units from our online digital platform, AcceleRide®, during the Current Quarter, representing approximately a 22.1% increase as compared to the Prior Year Quarter.
New vehicle retail same store revenues declined compared to the Prior Year Quarter, driven by a shortage in new vehicle supply, leading to fewer units sold. The shortage of new vehicle inventory continues to drive strong pricing, which partially mitigated the revenue impact of lower unit sales. Supply chain issues, including an ongoing semiconductor and vehicle parts shortage, and other logistics challenges, continued into the Current Quarter for OEMs, leading to sustained lower vehicle production and deliveries of fewer vehicles to dealerships. We ended the Current Quarter with a U.S. new vehicle inventory supply of 11 days, 5 days lower than the Prior Year Quarter.
Used vehicle retail same store revenues outperformed compared to the Prior Year Quarter, despite a modest decline in units sold, as increased demand drove prices higher. Used vehicle wholesale same store revenues declined due to a decline in units sold driven by efforts to sell more used vehicles through retail sales rather than the wholesale market as a result of the increased demand and pricing of used vehicle retail sales described above.
Parts and service same store revenues outperformed compared to the Prior Year Quarter, driven by increases in customer pay, collision and wholesale revenues reflecting increased business activity, partially offset by a decline in warranty revenues. Warranty revenues have declined primarily due to fewer new vehicles sold as a result of new vehicle shortages.
F&I, net same store revenues were consistent with the Prior Year Quarter, driven by higher income per contract on finance, VSCs, other product offerings and improved penetration rates, partially offset by a decrease in same store total retail unit sales.
Gross Profit
Total gross profit in the U.S. during the Current Quarter, increased $115.2 million, or 20.5%, as compared to the Prior Year Quarter, primarily driven by the acquisition of stores and increased same store parts and service sales.
Total same store gross profit in the U.S. during the Current Quarter, decreased $5.0 million, or 0.9%, as compared to the Prior Year Quarter. This decrease was primarily driven by lower same store used vehicle retail gross profit, partially offset by increased same store parts and service gross profit.
New vehicle retail same store gross profit increased 2.6%, driven by an increase in new vehicle retail same store gross profit per unit sold, partially offset by a decrease in new vehicle retail same store unit sales. The increase in new vehicle retail same store gross profit per unit sold reflects the strong demand resulting from the shortage of new vehicle inventory discussed above. The inventory shortage also drove the decrease in new vehicle retail same store unit sales.
Used vehicle retail same store gross profit decreased 29.1%, driven by a decrease in used vehicle retail same store gross profit per unit sold, coupled with a decrease in used vehicle retail same store unit sales. The decrease in same store used vehicle gross profit and retail unit sales was driven by inflationary impacts on customers. Additionally, the ongoing new vehicle supply shortage negatively impacted the supply of used vehicles. Our used vehicle wholesale same store gross profit decreased 79.9%, driven by a decrease in used vehicle wholesale same store gross profit per unit sold, coupled with a decrease in used vehicle same store wholesale units.
Parts and service same store gross profit increased 11.7%, primarily driven by the increase in our customer-pay, collision and wholesale business reflecting increased business activity.
F&I, net same store gross profit was consistent with the Prior Year Quarter, as described above for F&I, net same store revenues.

Total same store gross margin increased 49 basis points, primarily driven by higher new vehicle retail sales prices as a result of the strong new vehicle pricing caused by the new vehicle inventory shortage described above.
SG&A Expenses
SG&A as a percentage of gross profit increased 249 and 275 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter, partially driven by the decline in used vehicle gross profit described above as well as the following factors impacting total SG&A.
Total SG&A expenses in the U.S. during the Current Quarter, increased $81.0 million, or 25.9%, as compared to the Prior Year Quarter, primarily driven by the acquisition of stores. Total same store SG&A expenses in the U.S. during the Current Quarter, increased $12.2 million, or 4.0%, as compared to the Prior Year Quarter, primarily driven by increased labor costs and an increase in other variable expenses associated with the rise in certain business activities as described above.

Reported Operating Data — U.S.
(In millions, except unit data)

	Six Months Ended June 30,
	2022	2021	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$2,994.9	$2,750.4	$244.5	8.9%
Used vehicle retail sales	2,235.5	1,579.4	656.1	41.5%
Used vehicle wholesale sales	116.4	111.6	4.8	4.3%
Total used	2,351.9	1,691.0	660.9	39.1%
Parts and service sales	854.0	628.9	225.1	35.8%
F&I, net	327.9	259.0	68.9	26.6%
Total revenues	$6,528.5	$5,329.3	$1,199.3	22.5%
Gross profit:
New vehicle retail sales	$357.8	$222.6	$135.2	60.8%
Used vehicle retail sales	142.3	137.6	4.7	3.4%
Used vehicle wholesale sales	5.1	10.3	(5.2)	(50.6)%
Total used	147.4	148.0	(0.5)	(0.4)%
Parts and service sales	464.1	346.8	117.3	33.8%
F&I, net	327.9	259.0	68.9	26.6%
Total gross profit	$1,297.2	$976.3	$320.9	32.9%
Gross margin:
New vehicle retail sales	11.9%	8.1%	3.9%
Used vehicle retail sales	6.4%	8.7%	(2.3)%
Used vehicle wholesale sales	4.4%	9.3%	(4.9)%
Total used	6.3%	8.8%	(2.5)%
Parts and service sales	54.3%	55.1%	(0.8)%
Total gross margin	19.9%	18.3%	1.5%
Units sold:
Retail new vehicles sold	61,125	63,199	(2,074)	(3.3)%
Retail used vehicles sold	72,463	64,439	8,024	12.5%
Wholesale used vehicles sold	12,060	13,046	(986)	(7.6)%
Total used	84,523	77,485	7,038	9.1%
Average sales price per unit sold:
New vehicle retail	$48,996	$43,520	$5,476	12.6%
Used vehicle retail	$30,850	$24,510	$6,340	25.9%
Gross profit per unit sold:
New vehicle retail sales	$5,854	$3,522	$2,332	66.2%
Used vehicle retail sales	$1,964	$2,136	$(172)	(8.0)%
Used vehicle wholesale sales	$423	$792	$(369)	(46.6)%
Total used	$1,744	$1,910	$(165)	(8.7)%
F&I PRU	$2,454	$2,029	$425	21.0%
Other:
SG&A expenses	$747.2	$574.3	$172.9	30.1%
SG&A as % gross profit	57.6%	58.8%	(1.2)%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Six Months Ended June 30,
	2022	2021	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$2,380.9	$2,708.0	$(327.1)	(12.1)%
Used vehicle retail sales	1,872.6	1,556.9	315.7	20.3%
Used vehicle wholesale sales	91.5	110.1	(18.6)	(16.9)%
Total used	1,964.1	1,667.0	297.1	17.8%
Parts and service sales	724.6	622.4	102.3	16.4%
F&I, net	274.0	255.1	18.9	7.4%
Total revenues	$5,343.6	$5,252.5	$91.1	1.7%
Gross profit:
New vehicle retail sales	$281.2	$219.1	$62.1	28.3%
Used vehicle retail sales	118.1	135.9	(17.8)	(13.1)%
Used vehicle wholesale sales	3.5	10.2	(6.7)	(65.8)%
Total used	121.6	146.1	(24.5)	(16.8)%
Parts and service sales	384.8	342.6	42.2	12.3%
F&I, net	274.0	255.1	18.9	7.4%
Total gross profit	$1,061.6	$962.9	$98.7	10.2%
Gross margin:
New vehicle retail sales	11.8%	8.1%	3.7%
Used vehicle retail sales	6.3%	8.7%	(2.4)%
Used vehicle wholesale sales	3.8%	9.2%	(5.4)%
Total used	6.2%	8.8%	(2.6)%
Parts and service sales	53.1%	55.0%	(1.9)%
Total gross margin	19.9%	18.3%	1.5%
Units sold:
Retail new vehicles sold	48,453	62,244	(13,791)	(22.2)%
Retail used vehicles sold	60,972	63,518	(2,546)	(4.0)%
Wholesale used vehicles sold	9,179	12,835	(3,656)	(28.5)%
Total used	70,151	76,353	(6,202)	(8.1)%
Average sales price per unit sold:
New vehicle retail	$49,138	$43,506	$5,632	12.9%
Used vehicle retail	$30,713	$24,512	$6,201	25.3%
Gross profit per unit sold:
New vehicle retail sales	$5,804	$3,521	$2,283	64.8%
Used vehicle retail sales	$1,937	$2,140	$(203)	(9.5)%
Used vehicle wholesale sales	$379	$791	$(413)	(52.1)%
Total used	$1,733	$1,913	$(180)	(9.4)%
F&I PRU	$2,504	$2,028	$476	23.4%
Other:
SG&A expenses	$627.0	$566.9	$60.1	10.6%
SG&A as % gross profit	59.1%	58.9%	0.2%

U.S. Region — Six Months Ended June 30, 2022 Compared to 2021
The following discussion of our U.S. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenues
Total revenues in the U.S. during the Current Year increased $1.2 billion, or 22.5%, as compared to the same period in 2021 (“Prior Year”), primarily driven by the acquisition of stores.
Total same store revenues in the U.S. during the Current Year increased $91.1 million, or 1.7%, as compared to the Prior Year. This increase was primarily driven by higher same store used vehicle retail sales and increased same store parts and service sales, partially offset by fewer same store new vehicle retail sales.
New and used vehicle retail revenues benefited from the sale of approximately 12,600 units from our online digital platform, AcceleRide®, during the Current Year, representing approximately a 31.2% increase as compared to the Prior Year.
New vehicle retail same store revenues declined compared to the Prior Year, driven by a shortage in new vehicle supply, leading to fewer units sold. The shortage of new vehicle inventory continues to drive strong pricing, which partially mitigated the revenue impact of lower unit sales. Supply chain issues, including an ongoing semiconductor and vehicle parts shortage, and other logistics challenges, continued into the Current Year for OEMs, leading to sustained lower vehicle production and deliveries of fewer vehicles to dealerships.
Used vehicle retail same store revenues outperformed the Prior Year, despite a modest decline in units sold, as increased demand drove prices higher. Used vehicle wholesale same store sales revenues declined primarily driven by a decline in units sold driven by efforts to sell more used vehicles through retail sales rather than the wholesale market as a result of the increased demand and pricing of used vehicle retail sales described above.
Parts and service same store revenues outperformed the Prior Year, primarily driven by increases in customer pay, wholesale and collision revenues reflecting increased business activity, partially offset by a decline in warranty revenues. Warranty revenues have declined primarily due to fewer new vehicles sold as a result of new vehicle shortages.
F&I, net same store revenues outperformed the Prior Year, primarily driven by higher income per contract on finance, VSCs and other product offerings and improved penetration rates, partially offset by a decrease in same store total retail unit sales.
Gross Profit
Total gross profit in the U.S. during the Current Year, increased $320.9 million, or 32.9%, as compared to the Prior Year, primarily driven by the acquisition of stores and increased same store parts and service sales.
Total same store gross profit in the U.S. during the Current Year, increased $98.7 million, or 10.2%, as compared to the Prior Year, primarily driven by same store new vehicle retail sales, same store parts and service sales and same store F&I, net.
New vehicle retail same store gross profit increased 28.3%, driven by an increase in new vehicle retail same store gross profit per unit sold, partially offset by a decrease in new vehicle retail same store unit sales. The increase in new vehicle retail same store gross profit per unit sold reflects the strong demand resulting from the shortage of new vehicle inventory discussed above.
Used vehicle retail same store gross profit decreased 13.1%, driven by a decrease in used vehicle retail same store gross profit per unit sold, coupled with a decrease in used vehicle retail same store unit sales. The decrease in same store used vehicle gross profit and retail unit sales was driven by inflationary impacts on customers coupled with the ongoing new vehicle supply shortage impacting the supply of used vehicles. Our used vehicle wholesale same store gross profit decreased 65.8%, driven by a decrease in used vehicle wholesale same store gross profit per unit sold, coupled with a decrease in used vehicle same store wholesale units.
Parts and service same store gross profit increased 12.3%, primarily driven by the increase in our customer-pay, collision and wholesale business reflecting increased business activity.
F&I, net same store gross profit increased 7.4%, as described above for F&I, net same store revenues.
Total same store gross margin increased 153 basis points, primarily driven by higher new vehicle retail sales prices outpacing new vehicle costs of sales. This increase was partially offset by a decrease in same store used vehicle gross margin, driven by inflationary impacts on our used vehicle customers and the ongoing new vehicle supply shortage increasing acquisition costs for used vehicles, as well as a decrease in same store parts and service gross margin primarily due to increased labor costs.

SG&A Expenses
SG&A as a percentage of gross profit declined 122 basis points and increased 19 basis points on an as reported and same store basis, respectively, compared to the Prior Year. The increase in SG&A as a percentage of gross profit on a same store basis was partially driven by the decline in used vehicle same store gross profit described above as well as the following factors impacting total SG&A.
Total SG&A expenses in the U.S. during the Current Year, increased $172.9 million, or 30.1%, as compared to the Prior Year, primarily driven by the acquisition of stores. Total same store SG&A expenses in the U.S. during the Current Year, increased $60.1 million, or 10.6%, as compared to the Prior Year, primarily driven by increased variable commission payments as a result of improvements in gross profits in our new vehicle operations and an increase in other variable expenses associated with the rise in certain business activities as described above.
Total same store SG&A expenses in the U.S. for the Prior Year, included $2.2 million in disaster pay and insurance deductible expense associated with a February winter storm in Texas and a $1.0 million gain related to a favorable legal settlement.

Reported Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$289.5	$301.2	$(11.6)	(3.9)%	$(32.5)	6.9%
Used vehicle retail sales	307.8	300.9	6.9	2.3%	(34.5)	13.8%
Used vehicle wholesale sales	36.7	32.5	4.2	12.8%	(4.1)	25.4%
Total used	344.5	333.4	11.1	3.3%	(38.7)	14.9%
Parts and service sales	57.1	50.3	6.7	13.3%	(6.4)	26.1%
F&I, net	17.1	15.7	1.4	8.7%	(1.9)	21.0%
Total revenues	$708.2	$700.7	$7.5	1.1%	$(79.5)	12.4%
Gross profit:
New vehicle retail sales	$25.8	$18.4	$7.4	40.2%	$(3.0)	56.8%
Used vehicle retail sales	15.8	20.8	(5.0)	(24.1)%	(1.7)	(15.7)%
Used vehicle wholesale sales	(1.1)	2.5	(3.6)	(143.3)%	0.1	(148.4)%
Total used	14.7	23.3	(8.6)	(37.0)%	(1.6)	(30.0)%
Parts and service sales	34.5	31.0	3.6	11.6%	(3.9)	24.2%
F&I, net	17.1	15.7	1.4	8.7%	(1.9)	21.0%
Total gross profit	$92.1	$88.4	$3.7	4.2%	$(10.5)	16.1%
Gross margin:
New vehicle retail sales	8.9%	6.1%	2.8%
Used vehicle retail sales	5.1%	6.9%	(1.8)%
Used vehicle wholesale sales	(3.0)%	7.7%	(10.7)%
Total used	4.3%	7.0%	(2.7)%
Parts and service sales	60.5%	61.5%	(0.9)%
Total gross margin	13.0%	12.6%	0.4%
Units sold:
Retail new vehicles sold	7,195	7,395	(200)	(2.7)%
Retail used vehicles sold	10,384	10,494	(110)	(1.0)%
Wholesale used vehicles sold	3,455	4,124	(669)	(16.2)%
Total used	13,839	14,618	(779)	(5.3)%
Average sales price per unit sold:
New vehicle retail	$40,241	$40,727	$(486)	(1.2)%	$(4,517)	9.9%
Used vehicle retail	$29,640	$28,672	$969	3.4%	$(3,327)	15.0%
Gross profit per unit sold:
New vehicle retail sales	$3,580	$2,484	$1,096	44.1%	$(423)	61.1%
Used vehicle retail sales	$1,521	$1,984	$(463)	(23.3)%	$(168)	(14.8)%
Used vehicle wholesale sales	$(316)	$611	$(927)	NM	$37	NM
Total used	$1,063	$1,597	$(534)	(33.4)%	$(117)	(26.1)%
F&I PRU	$973	$879	$94	10.6%	$(110)	23.2%
Other:
SG&A expenses	$66.6	$56.0	$10.5	18.7%	$(7.5)	32.1%
SG&A as % gross profit	72.2%	63.4%	8.9%
NM — Not Meaningful

U.K. Region — Three Months Ended June 30, 2022 Compared to 2021
The following discussion of our U.K. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. At the end of 2020, the U.K. experienced a surge in COVID-19 cases, which led to a government-mandated closure of all non-essential businesses beginning January 4, 2021 through April 12, 2021. In mid-April 2021, the COVID-19 restrictions affecting our U.K. dealership showrooms were lifted and our dealerships were able to reopen. The lifting of restrictions in the Prior Year Quarter drove a substantial increase in business activity for our U.K. dealerships due to pent-up demand. This led to the underperformance of Current Quarter same store results as compared to the Prior Year Quarter. However, Current Year same store results exceeded Prior Year same store results, demonstrating that the same store underperformance of the Current Quarter is due to the unique business environment of the Prior Year Quarter as described above.
Revenues
Total revenues in the U.K. during the Current Quarter, increased $7.5 million, or 1.1%, as compared to the Prior Year Quarter. This increase was primarily due to the acquisition of stores, partially offset by the negative impact of foreign currency exchange rates on same store revenues.
Total same store revenues in the U.K. during the Current Quarter, decreased $57.9 million, or 8.3%, as compared to the Prior Year Quarter, primarily driven by the negative impact of foreign currency exchange rates. On a constant currency basis, total same store revenues increased 2.0%, driven by outperformances across all revenue streams except new vehicle retail sales.
New vehicle retail same store revenues, on a constant currency basis, underperformed compared to the Prior Year Quarter, driven by a shortage in new vehicle supply, leading to fewer units sold. The decrease in units sold is due to the ongoing semiconductor shortage and other logistics challenges, which continued into the Current Quarter for OEMs, leading to sustained lower vehicle production and deliveries of fewer vehicles to dealerships. We ended the Current Quarter with a U.K. new vehicle inventory supply of 31 days; which is consistent with the Prior Year Quarter and two days lower than December 31, 2021 days’ supply of 33. The increase in the average new vehicle retail same store sales price was driven by both supply shortages and strong vehicle demand.
Used vehicle retail same store revenues, on a constant currency basis, modestly outperformed the Prior Year Quarter due to higher used vehicle retail same store average sales prices, benefited by strong consumer demand and new vehicle inventory shortages discussed above, partially offset by a decline in used vehicle retail same store units sold.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by increases in all of our parts and service business lines reflecting increased business activity with the reduction of COVID-19 restrictions compared to the Prior Year Quarter.
F&I, net same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by improved penetration rates on all of our product offerings and higher income per contract on finance and VSCs, partially offset by a decline in retail units.
Gross Profit
Total gross profit in the U.K. during the Current Quarter, increased $3.7 million, or 4.2%, as compared to the Prior Year Quarter, primarily driven by the acquisition of stores.
Total same store gross profit in the U.K. during the Current Quarter, decreased $3.9 million, or 4.5%, as compared to the Prior Year Quarter. On a constant currency basis, total same store gross profit increased 6.4%, primarily driven by improvements in new vehicle retail gross profit, parts and service gross profit and F&I, net.
New vehicle retail same store gross profit, on a constant currency basis, outperformed compared to the Prior Year Quarter due to an increase in new vehicle retail same store gross profit per unit, resulting from increased prices as discussed above.
Used vehicle retail same store gross profit, on a constant currency basis, underperformed compared to the Prior Year Quarter due to a decrease in used vehicle retail same store gross profit per unit sold, coupled with a decrease in used vehicle retail same store unit sales. The decrease in same store used vehicle gross profit and retail unit sales was driven by inflationary impacts on customers coupled with the ongoing new vehicle supply shortage impacting the supply of used vehicles.
Parts and service same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, driven by the increases in our parts and service business activities discussed above.
F&I, net same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter as discussed above.

Total same store gross margin in the U.K. increased 52 basis points, primarily driven by higher new vehicle retail sales prices outpacing new vehicle costs of sales as a result of the strong new vehicle pricing caused by the new vehicle inventory shortage described above.
SG&A Expenses
SG&A as a percentage of gross profit increased 885 and 845 basis points, on an as reported and same store basis, respectively, compared to the Prior Year Quarter, partially driven by the decline in used vehicle gross profit described above as well as the following factors impacting total SG&A.
Total SG&A expenses in the U.K. during the Current Quarter, increased $10.5 million, or 18.7%, as compared to the Prior Year Quarter, primarily driven by the acquisition of stores. Total same store SG&A expenses in the U.K. during the Current Quarter, increased $4.5 million, or 8.3%, as compared to the Prior Year Quarter. On a constant currency basis, total same store SG&A expenses increased 20.4%. These increases were primarily driven by higher business activity due to fewer COVID-19 restrictions compared to the Prior Year Quarter, as well as government COVID-19 assistance and the related temporary suspension of city tax in the Prior Year Quarter which did not recur in the Current Quarter.

Same Store Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$267.5	$301.2	$(33.7)	(11.2)%	$(30.0)	(1.2)%
Used vehicle retail sales	272.1	300.9	(28.7)	(9.6)%	(30.5)	0.6%
Used vehicle wholesale sales	33.7	32.5	1.1	3.5%	(3.8)	15.1%
Total used	305.8	333.4	(27.6)	(8.3)%	(34.3)	2.0%
Parts and service sales	50.8	47.5	3.3	6.9%	(5.7)	18.9%
F&I, net	15.8	15.7	0.1	0.5%	(1.8)	11.9%
Total revenues	$639.9	$697.9	$(57.9)	(8.3)%	$(71.8)	2.0%
Gross profit:
New vehicle retail sales	$23.7	$18.4	$5.3	29.0%	$(2.8)	44.2%
Used vehicle retail sales	13.9	20.8	(6.9)	(33.3)%	(1.5)	(25.9)%
Used vehicle wholesale sales	(0.9)	2.5	(3.4)	(135.5)%	0.1	(139.7)%
Total used	13.0	23.3	(10.3)	(44.3)%	(1.4)	(38.2)%
Parts and service sales	30.7	29.7	1.0	3.4%	(3.5)	15.1%
F&I, net	15.8	15.7	0.1	0.5%	(1.8)	11.9%
Total gross profit	$83.2	$87.1	$(3.9)	(4.5)%	$(9.5)	6.4%
Gross margin:
New vehicle retail sales	8.9%	6.1%	2.8%
Used vehicle retail sales	5.1%	6.9%	(1.8)%
Used vehicle wholesale sales	(2.7)%	7.7%	(10.4)%
Total used	4.2%	7.0%	(2.8)%
Parts and service sales	60.4%	62.4%	(2.1)%
Total gross margin	13.0%	12.5%	0.5%
Units sold:
Retail new vehicles sold	6,520	7,395	(875)	(11.8)%
Retail used vehicles sold	8,907	10,494	(1,587)	(15.1)%
Wholesale used vehicles sold	3,057	4,124	(1,067)	(25.9)%
Total used	11,964	14,618	(2,654)	(18.2)%
Average sales price per unit sold:
New vehicle retail	$41,026	$40,727	$299	0.7%	$(4,600)	12.0%
Used vehicle retail	$30,554	$28,672	$1,882	6.6%	$(3,427)	18.5%
Gross profit per unit sold:
New vehicle retail sales	$3,634	$2,484	$1,150	46.3%	$(429)	63.6%
Used vehicle retail sales	$1,560	$1,984	$(425)	(21.4)%	$(172)	(12.7)%
Used vehicle wholesale sales	$(293)	$611	$(904)	(147.9)%	$35	NM
Total used	$1,086	$1,597	$(511)	(32.0)%	$(119)	(24.5)%
F&I PRU	$1,024	$879	$145	16.5%	$(116)	29.7%
Other:
SG&A expenses	$59.5	$54.9	$4.5	8.3%	$(6.7)	20.4%
SG&A as % gross profit	71.5%	63.1%	8.5%
NM — Not Meaningful

Reported Operating Data — U.K.
(In millions, except unit data)

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$601.6	$564.3	$37.2	6.6%	$(43.8)	14.4%
Used vehicle retail sales	629.8	492.5	137.3	27.9%	(44.9)	37.0%
Used vehicle wholesale sales	72.9	60.4	12.6	20.8%	(5.2)	29.4%
Total used	702.7	552.8	149.9	27.1%	(50.0)	36.2%
Parts and service sales	121.5	106.8	14.7	13.8%	(8.3)	21.5%
F&I, net	35.4	26.3	9.1	34.5%	(2.6)	44.4%
Total revenues	$1,461.2	$1,250.3	$210.9	16.9%	$(104.7)	25.2%
Gross profit:
New vehicle retail sales	$53.7	$33.2	$20.5	61.9%	$(4.2)	74.5%
Used vehicle retail sales	35.0	29.0	6.0	20.6%	(2.4)	29.0%
Used vehicle wholesale sales	(1.5)	2.4	(3.9)	NM	0.1	NM
Total used	33.5	31.4	2.1	6.7%	(2.3)	14.0%
Parts and service sales	73.4	63.6	9.8	15.4%	(5.1)	23.4%
F&I, net	35.4	26.3	9.1	34.5%	(2.6)	44.4%
Total gross profit	$195.9	$154.4	$41.5	26.9%	$(14.2)	36.1%
Gross margin:
New vehicle retail sales	8.9%	5.9%	3.1%
Used vehicle retail sales	5.6%	5.9%	(0.3)%
Used vehicle wholesale sales	(2.1)%	3.9%	(6.0)%
Total used	4.8%	5.7%	(0.9)%
Parts and service sales	60.4%	59.5%	0.8%
Total gross margin	13.4%	12.3%	1.1%
Units sold:
Retail new vehicles sold	14,430	13,935	495	3.6%
Retail used vehicles sold	20,250	17,606	2,644	15.0%
Wholesale used vehicles sold	6,553	7,262	(709)	(9.8)%
Total used	26,803	24,868	1,935	7.8%
Average sales price per unit sold:
New vehicle retail	$41,689	$40,498	$1,191	2.9%	$(3,037)	10.4%
Used vehicle retail	$31,101	$27,973	$3,128	11.2%	$(2,216)	19.1%
Gross profit per unit sold:
New vehicle retail sales	$3,721	$2,379	$1,342	56.4%	$(289)	68.5%
Used vehicle retail sales	$1,727	$1,647	$80	4.9%	$(120)	12.1%
Used vehicle wholesale sales	$(230)	$325	$(555)	NM	$23	NM
Total used	$1,249	$1,261	$(12)	(1.0)%	$(85)	5.8%
F&I PRU	$1,020	$834	$186	22.3%	$(75)	31.3%
Other:
SG&A expenses	$131.4	$105.7	$25.7	24.4%	$(9.3)	33.1%
SG&A as % gross profit	67.1%	68.4%	(1.4)%
NM — Not Meaningful

Same Store Operating Data — U.K.
(In millions, except unit data)

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$552.5	$564.0	$(11.5)	(2.0)%	$(40.3)	5.1%
Used vehicle retail sales	557.2	491.5	65.7	13.4%	(39.7)	21.4%
Used vehicle wholesale sales	66.9	60.2	6.7	11.1%	(4.7)	18.9%
Total used	624.2	551.8	72.4	13.1%	(44.4)	21.2%
Parts and service sales	108.1	101.4	6.7	6.6%	(7.4)	13.9%
F&I, net	32.6	26.2	6.3	24.1%	(2.4)	33.2%
Total revenues	$1,317.3	$1,243.4	$73.9	5.9%	$(94.5)	13.5%
Gross profit:
New vehicle retail sales	$49.0	$33.1	$15.9	47.9%	$(3.8)	59.4%
Used vehicle retail sales	30.8	29.0	1.8	6.2%	(2.1)	13.6%
Used vehicle wholesale sales	(1.3)	2.4	(3.7)	NM	0.1	NM
Total used	29.5	31.4	(1.9)	(6.1)%	(2.0)	0.3%
Parts and service sales	65.1	61.1	4.0	6.6%	(4.5)	14.0%
F&I, net	32.6	26.2	6.3	24.1%	(2.4)	33.2%
Total gross profit	$176.1	$151.8	$24.3	16.0%	$(12.8)	24.4%
Gross margin:
New vehicle retail sales	8.9%	5.9%	3.0%
Used vehicle retail sales	5.5%	5.9%	(0.4)%
Used vehicle wholesale sales	(1.9)%	4.0%	(5.9)%
Total used	4.7%	5.7%	(1.0)%
Parts and service sales	60.2%	60.3%	—%
Total gross margin	13.4%	12.2%	1.2%
Units sold:
Retail new vehicles sold	13,011	13,919	(908)	(6.5)%
Retail used vehicles sold	17,421	17,549	(128)	(0.7)%
Wholesale used vehicles sold	5,795	7,237	(1,442)	(19.9)%
Total used	23,216	24,786	(1,570)	(6.3)%
Average sales price per unit sold:
New vehicle retail	$42,461	$40,518	$1,943	4.8%	$(3,100)	12.4%
Used vehicle retail	$31,985	$28,009	$3,977	14.2%	$(2,277)	22.3%
Gross profit per unit sold:
New vehicle retail sales	$3,765	$2,380	$1,385	58.2%	$(294)	70.6%
Used vehicle retail sales	$1,765	$1,650	$116	7.0%	$(122)	14.4%
Used vehicle wholesale sales	$(223)	$333	$(556)	NM	$22	NM
Total used	$1,269	$1,265	$4	0.3%	$(86)	7.1%
F&I PRU	$1,070	$834	$236	28.3%	$(79)	37.8%
Other:
SG&A expenses	$120.0	$102.8	$17.2	16.7%	$(8.5)	25.0%
SG&A as % gross profit	68.1%	67.7%	0.4%
NM — Not Meaningful

U.K. Region — Six Months Ended June 30, 2022 Compared to 2021
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
Revenues
Total revenues in the U.K. during the Current Year, increased $210.9 million, or 16.9%, as compared to the Prior Year, primarily driven by the acquisition of stores.
Total same store revenues in the U.K. during the Current Year, increased $73.9 million, or 5.9%, as compared to the Prior Year. On a constant currency basis, total same store revenues increased 13.5%, driven by outperformances across all revenue streams.
New vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year due to an increase in new vehicle retail same store average sales price per unit sold, partially offset by fewer same store new vehicle retail units sold. The increase in the average new vehicle retail same store sales price was driven by both new vehicle shortages, as described above, and strong vehicle demand, which was pent-up over past years due to Brexit and the COVID-19 pandemic.
Used vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year, despite a slight decline in units sold, as increased demand drove higher prices.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year, driven by increases in our customer-pay, collision and wholesale businesses reflecting increased business activity with the reduction of COVID-19 restrictions compared to the Prior Year.
F&I, net same store revenues, on a constant currency basis, outperformed the Prior Year, driven by improved penetration rates on finance and other products and higher income per contract for finance and VSCs, partially offset by lower retail units sold.
Gross Profit
Total gross profit in the U.K. during the Current Year, increased $41.5 million, or 26.9%, as compared to the Prior Year, primarily driven by the acquisition of stores and increased same store new vehicle retail sales, same store parts and service sales, F&I, net and same store used vehicle retail sales.
Total same store gross profit in the U.K. during the Current Year, increased $24.3 million, or 16.0%, as compared to the Prior Year. On a constant currency basis, total same store gross profit increased 24.4%, driven by improvements in new and used retail sales, parts and service sales and F&I, net.
New vehicle retail same store gross profit, on a constant currency basis, outperformed the Prior Year due to an increase in new vehicle retail same store gross profit per unit, resulting from increased prices as discussed above, partially offset by a modest decline in new vehicle retail same store units sold.
Used vehicle retail same store gross profit, on a constant currency basis, outperformed the Prior Year due to an increase in used vehicle retail same store gross profit per unit sold, partially offset by a decrease in used vehicle retail same store units sold. The increase in used vehicle retail same store gross profit per unit sold, on a constant currency basis, resulted from increased prices as discussed above.
Parts and service same store gross profit, on a constant currency basis, outperformed the Prior Year, driven by the increases in our parts and service businesses discussed above.
F&I, net same store gross profit, on a constant currency basis, outperformed the Prior Year as discussed above.
Total same store gross margin in the U.K. increased 116 basis points, driven by improvements in new vehicle retail sales due to increased customer demand and vehicle supply constraints. The increase was partially offset by a decrease in same store total used vehicle gross margin, resulting from inflationary impacts on our used vehicle customers and the ongoing new vehicle supply shortage increasing acquisition costs for used vehicles.
SG&A Expenses
SG&A as a percentage of gross profit declined 136 basis points on an as reported basis and improved 42 basis points on a same store basis, respectively, compared to the Prior Year.

Total SG&A expenses in the U.K. during the Current Year, increased $25.7 million, or 24.4%, as compared to the Prior Year, primarily driven by increases in same store SG&A and the acquisition of stores. Total same store SG&A expenses in the U.K. during the Current Year, increased $17.2 million, or 16.7%, as compared to the Prior Year. On a constant currency basis, total same store SG&A expenses increased 25.0%. These increases were primarily driven by higher business activity due to fewer COVID-19 restrictions compared to the Prior Year, as well as government COVID-19 assistance and the related temporary suspension of city tax in the Prior Year which did not recur in the Current Year.
Consolidated Selected Comparisons — Three and Six Months Ended June 30, 2022 Compared to 2021
The following tables (in millions) and discussion of our results of operations are on a consolidated basis, unless otherwise noted.

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$23.0	$18.4	$4.6	24.9%
Floorplan interest expense	$5.9	$8.6	$(2.7)	(31.8)%
Other interest expense, net	$18.5	$13.6	$4.9	36.1%
Provision for income taxes	$60.8	$51.5	$9.3	18.1%

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$44.2	$37.6	$6.6	17.5%
Floorplan interest expense	$11.2	$16.1	$(5.0)	(30.9)%
Other interest expense, net	$35.9	$26.7	$9.2	34.3%
Provision for income taxes	$122.0	$80.6	$41.4	51.4%
Depreciation and Amortization Expense
Total depreciation and amortization expense for both the Current Quarter and Current Year, was higher compared to the Prior Year Quarter and Prior Year, primarily attributable to acquired property and equipment in our U.S. region, as we continue to strategically add dealership related real estate to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience.
Floorplan Interest Expense
Total floorplan interest expense during the Current Quarter, decreased $2.7 million, or 31.8%, as compared to the Prior Year Quarter. For the Current Year, floorplan interest expense decreased $5.0 million, or 30.9%, as compared to the Prior Year. Our floorplan interest expense fluctuates with changes in our outstanding borrowings and associated interest rates, which are based on SOFR, U.S. prime rate or a benchmark rate. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure on a portion of our borrowings for a fixed interest rate. The decrease in floorplan interest expense during the Current Quarter and Current Year, is primarily due to lower floorplan interest expense on new vehicles due to a decrease in new vehicle inventories between periods, as well as lower realized losses on our interest rate swap portfolio due to increases in corresponding interest rates and an unrealized loss on interest rate swaps of $2.3 million in the Prior Year Quarter which did not recur in the Current Quarter. These decreases were partially offset by an increase in floorplan interest expense on used vehicles due to an increase in used vehicle inventories between periods. Refer to Note 7. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements for additional discussion of interest rate swaps.
Other Interest Expense, Net
Total other interest expense, net during the Current Quarter, increased $4.9 million, or 36.1%, as compared to the Prior Year Quarter. For the Current Year, other interest expense increased $9.2 million, or 34.3%, as compared to the Prior Year. Other interest expense, net consists of interest charges primarily on our 4.00% Senior Notes, real estate related debt and other debt, partially offset by interest income. The increase in other interest expense during the Current Quarter and Current Year, was primarily attributable to the additional 4.00% Senior Notes issued in October 2021 and an increase in borrowings used to acquire property in our U.S. region. Refer to Note 9. Debt within our Notes to Condensed Consolidated Financial Statements for additional discussion of our debt.

Provision for Income Taxes
Provision for income taxes of $60.8 million during the Current Quarter increased by $9.3 million, or 18.1%, as compared to the Prior Year Quarter. For the Current Year, our provision for income taxes of $122.0 million increased $41.4 million, or 51.4%, as compared to the Prior Year. The tax expense increases in the Current Quarter and Current Year, as compared to the Prior Year, were primarily due to higher pre-tax book income. Our Current Quarter effective tax rate increased to 23.4% from 21.4%, as compared to the Prior Year Quarter. The tax rate increase was primarily due to the increase of state income taxes due to the mix of earnings in the Current Quarter, and the absence of a deferred tax benefit from the U.K. tax rate increase on deferred tax assets applicable in the Prior Year Quarter which did not recur in the Current Quarter.
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
Available Liquidity Resources
We had the following sources of liquidity available (in millions):

June 30, 2022
Cash and cash equivalents	$26.3
Floorplan offset accounts	83.4
Available capacity under Acquisition Line	235.9
Total liquidity	$345.6
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

The following table reconciles cash flows on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Six Months Ended June 30,
	2022	2021	% Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$360.2	$752.1	(52.1)%
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisitions and dispositions	94.1	(376.8)
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	2.2	(16.0)
Adjusted net cash provided by operating activities	$456.5	$359.4	27.0%
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$(295.6)	$(93.8)	(215.2)%
Change in cash paid for acquisitions, associated with Floorplan notes payable	2.4	5.3
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(3.2)	(6.4)
Adjusted net cash used in investing activities	$(296.4)	$(94.9)	(212.5)%
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities:	$(43.9)	$(547.1)	92.0%
Change in Floorplan notes payable, excluding floorplan offset	(95.6)	393.9
Adjusted net cash used in financing activities	$(139.4)	$(153.3)	9.0%
Sources and Uses of Liquidity from Operating Activities — Six Months Ended June 30, 2022 Compared to 2021
For the Current Year, net cash provided by operating activities decreased by $391.9 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash provided by operating activities increased by $97.2 million. The increase on an adjusted basis was primarily driven by a $518.3 million increase in adjusted net floorplan borrowings and a $106.0 million increase in net income, partially offset by a $527.9 million increase in inventory levels.
Sources and Uses of Liquidity from Investing Activities — Six Months Ended June 30, 2022 Compared to 2021
For the Current Year, net cash used in investing activities increased by $201.8 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in investing activities increased by $190.7 million, primarily driven by a $271.1 million increase in acquisition activity, partially offset by a $79.6 million increase in proceeds from disposition of franchises and property and equipment.
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
For the Current Year, $63.0 million was used to purchase property and equipment, primarily consisting of $55.1 million in capital expenditures and $8.0 million in purchases of real estate associated with existing dealership operations.
Sources and Uses of Liquidity from Financing Activities — Six Months Ended June 30, 2022 Compared to 2021
For the Current Year, net cash used in financing activities decreased by $503.2 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in financing activities decreased by $13.8 million. The decrease on an adjusted basis was primarily driven by Current Year increases in net borrowings on our Floorplan lines of $338.1 million (representing the net cash activity in our floorplan offset account), partially offset by increases in share repurchases of $235.5 million and net repayment of debt of $87.5 million.

Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of June 30, 2022 (in millions):

	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,500.0	$529.9	$970.1
Acquisition Line (2)	497.4	261.5	235.9
Total revolving credit facility	1,997.4	791.5	1,206.0
FMCC Facility (3)	300.0	19.6	280.4
Total U.S. credit facilities (4)	$2,297.4	$811.0	$1,486.4
(1) The available balance at June 30, 2022, includes $77.9 million of immediately available funds. The remaining available balance can be used for vehicle inventory financing.
(2) The outstanding balance of $261.5 million is related to outstanding letters of credit of $12.6 million and $248.9 million in borrowings. The borrowings outstanding under the Acquisition Line included $230.0 million USD borrowings and £15.0 million of GBP borrowings translated at the spot rate on the day borrowed, solely for the purpose of calculating the outstanding and available borrowings under the Acquisition Line in accordance with the credit facility agreement. The available borrowings may be limited from time to time, based on certain debt covenants.
(3) The available balance at June 30, 2022, includes $5.5 million of immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4) The outstanding balance excludes $231.4 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
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
As of June 30, 2022, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of June 30, 2022
	Required	Actual
Total adjusted leverage ratio	< 5.75	1.80
Fixed charge coverage ratio	> 1.20	6.10
Based on our position as of June 30, 2022, and our outlook as discussed within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 9. Debt and Note 10. Floorplan Notes Payable in our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of June 30, 2022.

Share Repurchases and Dividends
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock up to a certain monetary limit. During the Current Quarter, the Board of Directors increased the existing authorization to repurchase shares of our common stock by $174.6 million to $250.0 million. This authorization was incremental to the $144.2 million that was authorized previously by our Board of Directors in February 2022. During the six months ended June 30, 2022, 1,437,729 shares were repurchased at an average price of $176.74 per share, for a total of $254.1 million. As of June 30, 2022, we had $139.0 million available under our current stock repurchase authorization.
During the Current Quarter, our Board of Directors approved a quarterly cash dividend of $0.37 per share on all shares of our common stock, which resulted in $5.9 million paid to common shareholders and $0.2 million to unvested RSA holders.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided regarding our foreign currency exchange rates and financial instruments to which we are a party at June 30, 2022 and from which we may incur future gains or losses from changes in market interest rates and/or foreign currency rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Interest Rates
We have interest rate risk on our variable-rate debt obligations, primarily consisting of our U.S. Floorplan Line. Based on variable-rate borrowings outstanding of $1.6 billion and $1.1 billion for the six months ended June 30, 2022 and 2021, respectively, a 100 basis-point change in interest rates would have resulted in an approximate $6.7 million and $0.9 million change to our annual interest expense, respectively, after consideration of the average interest rate swaps in effect during the periods.
To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure on a portion of our borrowings for a fixed interest rate. In addition, our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market-based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the six months ended June 30, 2022 and 2021, we recognized $28.2 million and $28.5 million, respectively, of interest assistance as a reduction of new vehicle cost of sales.
Foreign Currency Exchange Rates
The functional currency of our U.K. subsidiaries is the GBP. Our exposure to fluctuating foreign currency exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average foreign currency exchange rates for the GBP to the USD would have resulted in a $132.8 million and $113.7 million decrease to our revenues for the six months ended June 30, 2022 and 2021, respectively.
For additional information about our market sensitive financial instruments, see Note 7. Financial Instruments and Fair Value Measurements within our Notes to Consolidated Financial Statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, at the reasonable assurance level.

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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2022, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, during the six months ended June 30, 2022, there were no changes to the Risk Factors disclosed in Item 1A. Risk Factors of our 2021 Form 10-K.
The Russian invasion of Ukraine and the retaliatory measures imposed by the U.S., U.K., European Union and other countries and the responses of Russia to such measures have caused significant disruptions to domestic and foreign economies.
The Russia and Ukraine Conflict had an immediate impact on the global economy resulting in higher prices for oil and other commodities. The U.S., U.K., European Union and other countries responded to Russia’s invasion of Ukraine by imposing various economic sanctions and bans. Russia has responded with its own retaliatory measures. These measures have impacted the availability and price of certain raw materials throughout the global economy. The invasion and retaliatory measures also disrupted economic markets. The global impact of these measures is continually evolving and cannot be predicted with certainty and there is no assurance that Russia’s invasion of Ukraine and responses thereto will not further disrupt the global economy and supply chain. In particular, the Russia and Ukraine Conflict has further impacted the ability of certain OEMs to produce new vehicles and new vehicle parts, which may result in continued disruptions to the supply of new and used vehicles. Further, there is no assurance that when the Russia and Ukraine Conflict ends, countries will not continue to impose sanctions and bans.
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
Recent economic and financial developments, including rising inflation, high gas prices, increasing interest rates and the potential recessionary environment could adversely affect our operations and financial condition.
During the Current Year, the global economy experienced rising inflation and an increase in gasoline and energy prices. In response to inflationary pressures and macroeconomic conditions, the U.S. Federal Reserve, along with other central banks, continued to increase interest rates throughout 2022. Additionally, U.S. GDP shrank for the second consecutive quarter as of the Current Quarter, indicating that the U.S. economy may be entering a recession. The impact of these macroeconomic developments on our operations cannot be predicted with certainty.
Rising inflation and a prolonged recession could adversely impact our operations and customer demand for our vehicles and services. Refer to Item 1A. Risk Factors of our 2021 Form 10-K for additional information regarding the potential impact of economic and financial risks on the Company. Continued interest rate increases could have a material adverse impact on our interest expense and ability to obtain financing through the debt markets. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional analysis regarding our interest rate sensitivity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1, 2022 — April 30, 2022	4,420	$171.30	4,420	$102.5
May 1, 2022 — May 31, 2022	278,108	$175.50	278,108	$228.3
June 1, 2022 — June 30, 2022	516,505	$173.06	516,505	$139.0
Total	799,033		799,033
(1) Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. On May 18, 2022, our Board of Directors increased the share repurchase authorization by $174.6 million to $250.0 million. Our share repurchase authorization does not have an expiration date.
Future share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant. As of June 30, 2022, we had $139.0 million available under our current share repurchase authorization.

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

Group 1 Automotive, Inc.

Date:	July 29, 2022	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer