Form 10-Q
period 2022-09-30
GROUP 1 AUTOMOTIVE INC
filed 2022-10-28
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of October 24, 2022, the registrant had 14,580,748 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20.5	$14.9
Contracts-in-transit and vehicle receivables, net	222.2	218.9
Accounts and notes receivable, net	184.4	177.9
Inventories	1,185.6	1,073.1
Prepaid expenses	24.8	30.6
Other current assets	18.9	50.4
Current assets classified as held for sale	38.6	100.3
TOTAL CURRENT ASSETS	1,695.1	1,666.2
Property and equipment, net of accumulated depreciation of $534.4 and $513.5, respectively	2,037.6	1,957.8
Operating lease assets	246.9	267.8
Goodwill	1,612.2	1,420.2
Intangible franchise rights	482.1	392.3
Other long-term assets	177.6	45.0
TOTAL ASSETS	$6,251.5	$5,749.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $206.1 and $268.6, respectively	$542.0	$295.0
Floorplan notes payable — manufacturer affiliates, net of offset account of $12.4 and $3.3, respectively	203.9	236.0
Current maturities of long-term debt	141.5	220.4
Current operating lease liabilities	22.8	25.9
Accounts payable	468.0	457.8
Accrued expenses and other current liabilities	263.7	258.6
Current liabilities classified as held for sale	5.2	49.9
TOTAL CURRENT LIABILITIES	1,647.1	1,543.6
Long-term debt	1,800.9	1,815.3
Long-term operating lease liabilities	236.5	256.6
Deferred income taxes	227.7	180.9
Other long-term liabilities	125.2	127.7
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,239,507 and 25,336,054 shares issued, respectively	0.3	0.3
Additional paid-in capital	336.8	325.8
Retained earnings	2,922.3	2,345.9
Accumulated other comprehensive income (loss)	(4.7)	(156.2)
Treasury stock, at cost; 10,020,687 and 8,160,228 shares, respectively	(1,040.5)	(690.4)
TOTAL STOCKHOLDERS’ EQUITY	2,214.1	1,825.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,251.5	$5,749.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
New vehicle retail sales	$1,883.3	$1,513.9	$5,479.8	$4,828.6
Used vehicle retail sales	1,488.6	1,230.4	4,353.9	3,302.3
Used vehicle wholesale sales	89.6	106.0	278.9	278.0
Parts and service sales	515.6	416.5	1,491.1	1,152.2
Finance, insurance and other, net	186.3	146.0	549.5	431.3
Total revenues	4,163.4	3,412.8	12,153.1	9,992.3
COST OF SALES:
New vehicle retail sales	1,676.7	1,352.4	4,861.6	4,411.4
Used vehicle retail sales	1,412.6	1,133.3	4,100.6	3,038.6
Used vehicle wholesale sales	91.1	98.7	276.8	257.9
Parts and service sales	230.5	189.7	668.5	515.0
Total cost of sales	3,410.8	2,774.1	9,907.4	8,222.9
GROSS PROFIT	752.6	638.7	2,245.8	1,769.5
Selling, general and administrative expenses	450.9	376.3	1,329.6	1,056.2
Depreciation and amortization expense	21.8	19.2	65.9	56.8
Asset impairments	—	1.7	0.8	1.7
INCOME FROM OPERATIONS	279.9	241.5	849.4	654.7
Floorplan interest expense	6.5	4.3	17.7	20.5
Other interest expense, net	19.6	13.1	55.5	39.8
Other income	(3.4)	—	(3.4)	—
INCOME BEFORE INCOME TAXES	257.2	224.1	779.6	594.4
Provision for income taxes	60.2	51.6	182.1	132.2
Net income from continuing operations	197.1	172.5	597.5	462.2
Net (loss) income from discontinued operations	(1.3)	(0.4)	(2.9)	2.8
NET INCOME	$195.7	$172.1	$594.6	$465.0
BASIC EARNINGS PER SHARE:
Continuing operations	$12.61	$9.40	$36.55	$25.16
Discontinued operations	(0.09)	(0.02)	(0.18)	0.15
Total	$12.53	$9.37	$36.38	$25.31
DILUTED EARNINGS PER SHARE:
Continuing operations	$12.57	$9.35	$36.43	$25.05
Discontinued operations	(0.09)	(0.02)	(0.18)	0.15
Total	$12.48	$9.33	$36.25	$25.21
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15.2	17.8	15.9	17.8
Diluted	15.2	17.8	15.9	17.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET INCOME	$195.7	$172.1	$594.6	$465.0
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(31.2)	(11.5)	(59.3)	(6.7)
Reclassification of cumulative foreign currency translation adjustments associated with the Brazil Disposal	122.8	—	122.8	—
Reclassification of other cumulative foreign currency translation adjustments	1.5	—	1.5	—
Foreign currency translation adjustments, net of reclassifications	93.1	(11.5)	65.1	(6.7)
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax (provision) benefit of $(9.8), $0.2, $(26.1) and $(4.9), respectively	31.9	(0.6)	84.8	16.1
Reclassification adjustment for (gain) loss included in interest expense, net of tax (provision) benefit of $(0.4), $0.6, $0.5 and $1.9, respectively	(1.4)	1.8	1.6	6.1
Reclassification related to de-designated interest rate swaps, net of tax benefit of $—, $—, $— and $0.7, respectively	—	—	—	2.4
Unrealized gain on interest rate risk management activities, net of tax	30.4	1.3	86.4	24.5
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	123.5	(10.2)	151.5	17.9
COMPREHENSIVE INCOME	$319.3	$161.9	$746.1	$482.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, JUNE 30, 2022	25,258,744	$0.3	$331.8	$2,732.5	$(128.3)	$(931.8)	$2,004.5
Net income	—	—	—	195.7	—	—	195.7
Other comprehensive income, net of taxes	—	—	—	—	123.5	—	123.5
Purchases of treasury stock	—	—	—	—	—	(105.4)	(105.4)
Net issuance of treasury shares to stock compensation plans and other	(19,237)	—	(1.2)	—	—	(3.3)	(4.5)
Stock-based compensation	—	—	6.2	—	—	—	6.2
Dividends declared ($0.38 per share)	—	—	—	(6.0)	—	—	(6.0)
BALANCE, SEPTEMBER 30, 2022	25,239,507	$0.3	$336.8	$2,922.3	$(4.7)	$(1,040.5)	$2,214.1

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2021	25,336,054	$0.3	$325.8	$2,345.9	$(156.2)	$(690.4)	$1,825.2
Net income	—	—	—	594.6	—	—	594.6
Other comprehensive income, net of taxes	—	—	—	—	151.5	—	151.5
Purchases of treasury stock	—	—	—	—	—	(359.5)	(359.5)
Net issuance of treasury shares to stock compensation plans and other	(96,547)	—	(10.2)	—	—	9.4	(0.8)
Stock-based compensation	—	—	21.2	—	—	—	21.2
Dividends declared ($1.11 per share)	—	—	—	(18.2)	—	—	(18.2)
BALANCE, SEPTEMBER 30, 2022	25,239,507	$0.3	$336.8	$2,922.3	$(4.7)	$(1,040.5)	$2,214.1

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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$594.6	$465.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.9	57.9
Change in operating lease assets	22.6	18.1
Deferred income taxes	17.4	7.7
Asset impairments	7.1	1.7
Stock-based compensation	21.2	19.0
Amortization of debt discount and issuance costs	2.3	1.8
Gain on disposition of assets	(40.8)	(2.1)
Loss on extinguishment of debt	—	3.8
Unrealized loss on derivative instruments	—	1.4
Other	1.3	2.0
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	51.0	(21.6)
Accounts and notes receivable	(7.3)	19.2
Inventories	(156.6)	643.0
Contracts-in-transit and vehicle receivables	(6.6)	43.1
Prepaid expenses and other assets	6.4	(10.0)
Floorplan notes payable — manufacturer affiliates	(23.9)	(112.5)
Deferred revenues	(0.3)	(1.1)
Operating lease liabilities	(21.9)	(18.9)
Net cash provided by operating activities	533.4	1,117.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $7.7 and $5.3, respectively	(424.2)	(74.6)
Proceeds from disposition of franchises, property and equipment	132.6	19.8
Purchases of property and equipment	(93.3)	(88.4)
Proceeds from sale of discontinued operations, net	59.4	—
Other	(0.5)	(20.4)
Net cash used in investing activities	(325.9)	(163.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	7,548.3	5,796.1
Repayments on credit facility — floorplan line and other	(7,294.2)	(6,479.2)
Borrowings on credit facility — acquisition line	286.0	67.3
Repayments on credit facility — acquisition line	(411.3)	(59.9)
Debt issuance costs	(4.6)	—
Borrowings on other debt	296.0	110.0
Principal payments on other debt	(246.5)	(143.7)
Proceeds from employee stock purchase plan	15.9	11.9
Payments of tax withholding for stock-based compensation	(9.1)	(8.3)
Repurchases of common stock, amounts based on settlement date	(359.5)	(18.6)
Dividends paid	(18.1)	(17.9)
Other	(1.2)	—
Net cash used in financing activities	(198.4)	(742.2)
Effect of exchange rate changes on cash	(7.2)	(2.1)
Net increase in cash and cash equivalents	1.9	209.7
CASH AND CASH EQUIVALENTS, beginning of period	18.7	87.3
CASH AND CASH EQUIVALENTS, end of period	$20.5	$296.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND CONSOLIDATION AND ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements and notes thereto, have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Results for interim periods are not necessarily indicative of the results that can be expected for a full year and therefore should be read in conjunction with the Company’s audited Financial Statements and notes thereto included within the Company’s 2021 Form 10-K. All intercompany balances and transactions have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements reflect the consolidated accounts of the parent company, Group 1 Automotive, Inc. (the “Company”), and its subsidiaries, all of which are wholly owned.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
2. REVENUES
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$1,586.9	$296.4	$1,883.3	$4,581.8	$898.0	$5,479.8
Used vehicle retail sales	1,212.1	276.5	1,488.6	3,447.6	906.3	4,353.9
Used vehicle wholesale sales	61.3	28.3	89.6	177.6	101.2	278.9
Total new and used vehicle sales	2,860.3	601.2	3,461.5	8,207.0	1,905.5	10,112.5
Parts and service sales (1)	453.8	61.8	515.6	1,307.7	183.4	1,491.1
Finance, insurance and other, net (2)	170.2	16.1	186.3	498.1	51.4	549.5
Total revenues	$3,484.3	$679.1	$4,163.4	$10,012.8	$2,140.3	$12,153.1

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$1,208.5	$305.4	$1,513.9	$3,958.9	$869.7	$4,828.6
Used vehicle retail sales	902.3	328.0	1,230.4	2,481.7	820.5	3,302.3
Used vehicle wholesale sales	68.0	38.1	106.0	179.6	98.4	278.0
Total new and used vehicle sales	2,178.8	671.5	2,850.3	6,620.2	1,788.7	8,408.9
Parts and service sales (1)	353.1	63.4	416.5	982.0	170.2	1,152.2
Finance, insurance and other, net (2)	130.5	15.6	146.0	389.4	41.9	431.3
Total revenues	$2,662.4	$750.4	$3,412.8	$7,991.6	$2,000.7	$9,992.3
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $5.3 million and $5.1 million during the three months ended September 30, 2022 and 2021, respectively, and $22.2 million and $18.7 million during the nine months ended September 30, 2022 and 2021, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Note 8. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
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
The Company analyzed and assessed all available information related to property and equipment and property lease contracts, determining the preliminary fair values established in 2021,were appropriate and no material adjustments were recorded to these fair values in the nine months ended September 30, 2022. The Company previously recorded a $33.4 million deposit for the purchase of an additional dealership as part of the Prime Acquisition, which had not closed as of December 31, 2021. As of September 30, 2022, the Company is still waiting for distributor approval to obtain ownership of the additional dealership. Pursuant to the purchase agreement with the seller, the seller initiated legal action against the distributor to compel the approval of the sale of the dealership. In March 2022, upon the contractual release of funds from escrow to the seller related to the dealership, the deposit was recognized as additional consideration paid and reflected as additional goodwill, resulting in total consideration associated with the Prime Acquisition of $967.6 million. If such legal action is resolved within the 12-month measurement period following the acquisition date, the Company will make an adjustment to reflect the fair value of the acquisition of this dealership. The results of the Prime Acquisition are included in the U.S. segment. The goodwill is deductible for income tax purposes.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following table summarizes the consideration paid and aggregate amounts of assets acquired and liabilities assumed (in millions):

Total consideration	$967.6
Identifiable assets acquired and liabilities assumed
Inventories	136.7
Property and equipment	266.8
Intangible franchise rights	135.3
Operating lease assets	58.3
Other assets (1)	62.2
Total assets acquired	659.3
Operating lease liabilities	56.6
Other liabilities (2)	38.3
Total liabilities assumed	94.9
Total identifiable net assets	564.4
Goodwill	$403.2
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
The Company’s Condensed Consolidated Statement of Operations included revenues attributable to Prime for the three and nine months ended September 30, 2022, of $448.0 million and $1.3 billion, respectively, and net income attributable to Prime for the three and nine months ended September 30, 2022 of $34.2 million and $89.0 million, respectively. These revenue and net income amounts attributable to Prime include amounts up to the date of disposal, from certain stores which have been disposed of since the date of the Prime Acquisition.
Other Acquisitions
During the nine months ended September 30, 2022, the Company acquired five dealerships and a collision center in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $393.0 million, net of cash acquired. Goodwill and franchise rights intangibles associated with these acquisitions totaled $194.0 million and $93.4 million, respectively.
During the nine months ended September 30, 2022, the Company acquired a dealership and related collision center in the U.K. Consideration paid, which was accounted for as a business combination, was $32.8 million, net of cash acquired. Goodwill associated with the acquisition totaled $9.2 million. The accounting for the U.K. acquisition is considered to be preliminary, as the acquisition was announced on September 6, 2022. The Company is continuing to analyze and assess relevant information related to the valuation of property, equipment and intangible assets. Due to the recent timing of the U.K. acquisition, the related amounts are provisional and subject to change as the Company’s fair value assessments are finalized. The Company will reflect any such adjustments in subsequent filings with the SEC.
During the nine months ended September 30, 2021, the Company acquired two dealerships in the U.S. and seven dealerships in the U.K. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $74.6 million, net of cash acquired. Goodwill associated with these acquisitions totaled $41.4 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
4. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
Brazil Discontinued Operations
On November 12, 2021, the Company entered into an agreement to effect the Brazil Disposal. The sale price of approximately BRL 510.0 million included a holdback amount as of the Brazil Disposition Date (as defined herein), for general representations and warranties, of BRL 115.0 million, to be held in escrow for a period of five years from the close of the transaction (the “Brazil Disposal Escrow”). At the conclusion of the five-year period, the remaining funds held in the Brazil Disposal Escrow will be released to the Company. This amount has been included in the proceeds received.
On July 1, 2022 (“Brazil Disposition Date”), the Company closed on the Brazil Disposal. During the fourth quarter of 2021, the Company recognized a net loss of $77.5 million on the Brazil Disposal. During the three and nine months ended September 30, 2022, the Company recognized additional net losses of $3.7 million and $10.0 million on the disposal of the Brazil Disposal Group.
Upon sale of a foreign entity, amounts recorded within Accumulated Other Comprehensive Income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets, are required to be reclassified into earnings on the date of disposition. For purposes of determining the net gain or loss on the Brazil Disposal, the Company included the currency translation adjustments recorded in AOCI as a loss of $122.8 million attributable to the Brazil Disposal Group. The loss on sale indicated an impairment of assets, however, the loss was entirely the result of the reclassification of the translation adjustment from AOCI. Prior to the Brazil Disposition Date, the Company recorded a valuation allowance against the assets held for sale for the Brazil Disposal to reflect the expected loss not attributable to a particular asset within the Brazil Disposal Group. On and following the Brazil Disposition Date, the Company reclassified into earnings the currency translation loss attributable to the Brazil Disposal Group. The currency translation loss was offset by the reversal of the previously recorded valuation allowance.
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
During the three months ended September 30, 2022, the Company received additional proceeds for final working capital adjustments related to the Brazil Disposal of $4.1 million. The resulting gain was recognized within Discontinued Operations and included within the net loss recorded during the three months ended September 30, 2022, as described above.
Additionally, during the three months ended September 30, 2022, the Buyer, with approval by the Company, entered into a tax settlement associated with the Brazil Disposal with the Brazilian tax authority for BRL 23.0 million or approximately $4.5 million. The settlement was accrued within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet and recorded as Provision for income taxes within Discontinued Operations and included within the net loss recorded during the three months ended September 30, 2022, as described above. The settlement will be paid out of the existing Brazil Disposal Escrow balance within one year.
As of September 30, 2022, the Company had a remaining receivable balance of $21.8 million associated with the Brazil Disposal Escrow recorded in Other long-term assets on the Condensed Consolidated Balance Sheet, of which $7.5 million is expected to be paid to settle the Company’s portion of accrued liabilities retained subsequent to the Brazil Disposition Date, including the tax settlement described above.
The following table summarizes the fair value of the proceeds received from the disposition and net carrying value of the assets disposed as of September 30, 2022 (in millions):

Fair value of proceeds from disposition	$92.5
Net assets disposed	48.8
Gain before currency translation adjustments	43.7
Amount of currency translation loss recorded in AOCI	(122.8)
Incremental costs to sell	8.4
Net loss on the Brazil Disposal	$(87.5)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Results of the Brazil Discontinued Operations were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
New vehicle retail sales	$—	$62.3	$109.0	$146.3
Used vehicle retail sales	—	18.0	44.0	40.5
Used vehicle wholesale sales	—	3.3	10.1	8.0
Parts and service sales	—	11.1	23.8	28.2
Finance, insurance and other, net	—	1.7	3.3	4.4
Total revenues	—	96.4	190.2	227.3
COST OF SALES:
New vehicle retail sales	—	56.1	98.5	131.5
Used vehicle retail sales	—	16.4	41.2	36.9
Used vehicle wholesale sales	—	3.1	10.0	7.4
Parts and service sales	—	6.2	14.5	15.9
Total cost of sales	—	81.9	164.2	191.6
GROSS PROFIT	—	14.5	26.1	35.7
Selling, general and administrative expenses	(4.6)	8.8	14.8	24.0
Depreciation and amortization expense	—	0.4	0.9	1.1
Asset impairments	0.1	—	6.3	—
INCOME FROM OPERATIONS — DISCONTINUED OPERATIONS	4.5	5.3	4.0	10.6
Floorplan interest expense	—	0.4	1.4	0.7
Other interest (income) expense, net	(0.7)	0.1	(1.1)	0.8
Loss on extinguishment of debt	—	3.8	—	3.8
Other expenses	1.5	—	1.5	—
INCOME BEFORE INCOME TAXES — DISCONTINUED OPERATIONS	3.7	0.9	2.2	5.2
Provision for income taxes	5.0	1.3	5.1	2.4
NET (LOSS) INCOME — DISCONTINUED OPERATIONS	$(1.3)	$(0.4)	$(2.9)	$2.8
The following table presents cash flows from operating and investing activities for the Brazil Discontinued Operations (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities — discontinued operations	$26.6	$8.1
Net cash provided by (used in) investing activities — discontinued operations	$59.1	$(1.4)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Assets and liabilities of the Brazil Discontinued Operations were as follows (in millions):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$—	$3.7
Contracts-in-transit and vehicle receivables, net	—	2.3
Accounts and notes receivable, net	—	11.8
Inventories	—	37.2
Prepaid expenses	—	1.9
Other current assets	1.3	—
Current assets of discontinued operations	1.3	56.9
Property and equipment, net	—	22.3
Operating lease assets	—	2.4
Other long-term assets	21.8	7.8
Non-current assets of discontinued operations	21.8	32.5
Total assets, before valuation allowance	23.2	89.5
Valuation allowance	—	(76.4)
Total assets, net of valuation allowance	$23.2	$13.0

Floorplan notes payable — credit facility and other	$—	$3.3
Floorplan notes payable — manufacturer affiliates	—	20.1
Current operating lease liabilities	—	2.5
Accounts payable	—	13.7
Accrued expenses and other current liabilities	7.5	8.7
Current liabilities of discontinued operations	$7.5	$48.3
Assets and Liabilities Held for Sale
Assets and liabilities classified as held for sale consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Current assets classified as held for sale
Brazil Discontinued Operations	$—	$13.0
Prime Acquisition (1)	7.4	52.3
Other (2)	31.2	34.9
Total current assets classified as held for sale	$38.6	$100.3
Current liabilities classified as held for sale
Brazil Discontinued Operations	$—	$48.3
Prime Acquisition (1)	1.2	1.6
Other	4.0	—
Total current liabilities classified as held for sale	$5.2	$49.9
(1) For additional details on current assets and current liabilities classified as held for sale in connection with the Prime Acquisition as of the acquisition date, refer to Note 3. Acquisitions.
(2) Includes $11.3 million and $9.9 million of goodwill reclassified to assets held for sale as of September 30, 2022 and December 31, 2021, respectively.
Other Divestitures
The Company’s dispositions generally consist of dealership assets and related real estate. Gains and losses on dispositions are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the nine months ended September 30, 2022, the Company recorded a net pre-tax gain totaling $31.3 million related to the disposition of five dealerships representing five franchises in the U.S. The dispositions reduced goodwill by $36.9 million. The Company also terminated one franchise representing one dealership in the U.K.

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
5. SEGMENT INFORMATION
As of September 30, 2022, the Company had two reportable segments: the U.S. and the U.K. The Company defines its segments as those operations whose results the Company’s Chief Executive Officer, who is the chief operating decision maker, regularly reviews to analyze performance and allocate resources. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts.
Selected reportable segment data is as follows for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$3,484.3	$679.1	$4,163.4	$10,012.8	$2,140.3	$12,153.1
Income before income taxes	$231.5	$25.7	$257.2	$703.8	$75.9	$779.6

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$2,662.4	$750.4	$3,412.8	$7,991.6	$2,000.7	$9,992.3
Income before income taxes	$195.5	$28.7	$224.1	$532.1	$62.3	$594.4
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following table sets forth the calculation of EPS on total net income for the three and nine months ended September 30, 2022 and 2021 (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average basic common shares outstanding	15,189,333	17,753,957	15,886,739	17,753,042
Dilutive effect of stock-based awards and employee stock purchases	59,115	82,298	57,145	76,940
Weighted average dilutive common shares outstanding	15,248,448	17,836,255	15,943,883	17,829,982
Basic:
Net income	$195.7	$172.1	$594.6	$465.0
Less: Earnings allocated to participating securities from continued operations	5.5	5.7	16.8	15.6
Less: (Loss) earnings allocated to participating securities from discontinued operations	—	—	(0.1)	0.1
Net income available to basic common shares	$190.3	$166.4	$577.9	$449.4
Basic earnings per common share	$12.53	$9.37	$36.38	$25.31
Diluted:
Net income	$195.7	$172.1	$594.6	$465.0
Less: Earnings allocated to participating securities from continued operations	5.4	5.7	16.7	15.5
Less: (Loss) earnings allocated to participating securities from discontinued operations	—	—	(0.1)	0.1
Net income available to diluted common shares	$190.3	$166.4	$578.0	$449.4
Diluted earnings per common share	$12.48	$9.33	$36.25	$25.21
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The carrying value and fair value of the Company’s 4.00% Senior Notes and fixed rate mortgages were as follows (in millions):

	September 30, 2022		December 31, 2021
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$603.5	$750.0	$748.4
Real estate related	101.2	90.8	81.3	78.7
Total	$851.2	$694.3	$831.3	$827.1
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
Assets and liabilities associated with the Company’s interest rate swaps, as reflected gross in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	September 30, 2022	December 31, 2021
Assets:
Other current assets	$0.2	$—
Other long-term assets	115.4	13.8
Total assets	$115.6	$13.8
Liabilities:
Accrued expenses and other current liabilities	$—	$0.1
Other long-term liabilities	—	11.1
Total liabilities	$—	$11.2
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
As of September 30, 2022, the Company held 41 interest rate swaps designated as cash flow hedges with a total notional value of $949.1 million that fixed its underlying SOFR at a weighted average rate of 1.23%. The Company also held 2 additional interest rate swaps designated as cash flow hedges with forward start dates beginning in December 2023, that had an aggregate notional value of $100.0 million and a weighted average interest rate of 0.94% as of September 30, 2022. The maturity dates of the Company’s designated interest rate swaps with forward start dates range between December 2027 and December 2028. As of September 30, 2021, the Company held 33 interest rate swaps designated as cash flow hedges with a total notional value of $686.1 million that fixed the underlying one-month LIBOR at a weighted average rate of 1.37%. The Company transitioned from the use of LIBOR to SOFR subsequent to September 30, 2021.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	2022	2021	2022	2021
Interest rate swaps	$31.9	$(0.6)	$84.8	$16.1

	Amount Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Floorplan interest expense	$0.7	$(1.4)	$(1.4)	$(5.0)
Other interest expense, net	$1.2	$(1.0)	$(0.7)	$(2.9)
The amount of gain expected to be reclassified out of AOCI into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $24.0 million.
8. RECEIVABLES, NET AND CONTRACT ASSETS
The Company’s receivables, net and contract assets consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$132.7	$143.8
Vehicle receivables	90.2	75.6
Total contracts-in-transit and vehicle receivables	222.9	219.4
Less: allowance for doubtful accounts	0.7	0.5
Total contracts-in-transit and vehicle receivables, net	$222.2	$218.9

Accounts and notes receivable, net:
Manufacturer receivables	$86.4	$76.9
Parts and service receivables	65.8	58.6
F&I receivables	27.6	29.8
Other	10.6	17.0
Total accounts and notes receivable	190.3	182.2
Less: allowance for doubtful accounts	5.9	4.3
Total accounts and notes receivable, net	$184.4	$177.9

Within Other current assets and Other long-term assets:
Total contract assets (1)	$44.7	$37.5
(1) No allowance for doubtful accounts was recorded for contract assets as of September 30, 2022 or December 31, 2021.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
9. DEBT
Debt consisted of the following (in millions):

	September 30, 2022	December 31, 2021
4.00% Senior Notes due August 15, 2028	$750.0	$750.0
Acquisition Line	200.0	329.3
Other Debt:
Real estate related	807.7	627.7
Finance leases	174.5	172.7
Other	20.9	166.9
Total other debt	1,003.0	967.4
Total debt	1,953.0	2,046.7
Less: unamortized debt issuance costs	10.7	11.0
Less: current maturities	141.5	220.4
Total long-term debt	$1,800.9	$1,815.3
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 10. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of September 30, 2022, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 10. Floorplan Notes Payable), totaled $200.0 million. The average interest rate on this facility was 2.90% during the three months ended September 30, 2022.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of September 30, 2022, borrowings outstanding under these facilities totaled $807.7 million, gross of debt issuance costs, comprised of $718.7 million in the U.S. and $89.0 million in the U.K.
Bridge Facility
In connection with the Prime Acquisition, the Company entered into a commitment letter with Wells Fargo Bank (“Bridge Facility”) to provide a portion of the debt financing. As of December 31, 2021, borrowings outstanding under the Bridge Facility totaled $140.0 million, and is reflected within Other, under Other Debt in the table above, and reflected within current maturities. During the three months ended March 31, 2022, the Company paid off the total outstanding borrowings under the Bridge Facility of $140.0 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
10. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Revolving Credit Facility — floorplan notes payable	$702.3	$511.7
Revolving Credit Facility — floorplan notes payable offset account	(206.1)	(268.6)
Revolving Credit Facility — floorplan notes payable, net	496.2	243.1
Other non-manufacturer facilities	45.8	51.9
Floorplan notes payable — credit facility and other, net	$542.0	$295.0

FMCC Facility	$31.4	$22.8
FMCC Facility offset account	(12.4)	(3.3)
FMCC Facility, net	19.0	19.5
Other manufacturer affiliate facilities	184.9	216.5
Floorplan notes payable — manufacturer affiliates, net	$203.9	$236.0
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
On March 9, 2022, in the U.S., the Company entered into an amended revolving syndicated credit arrangement with 21 participating financial institutions that matures on March 9, 2027 (“Revolving Credit Facility”). On August 18, 2022, the company entered into a first amendment on the twelfth amended Revolving Credit Facility. In addition to extending the term, the amendment increases the availability to $2.0 billion, with the ability to increase to $2.4 billion, as further described below. The Revolving Credit Facility currently consists of two tranches: (i) a $1.2 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) an $800.0 million maximum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Condensed Consolidated Balance Sheets — refer to Note 9. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $2.0 billion commitment. The Acquisition Line includes a $100.0 million sub-limit for letters of credit and $50.0 million minimum capacity tranche. The Company had $12.2 million in letters of credit outstanding as of both September 30, 2022 and December 31, 2021.
The U.S. Floorplan Line bears interest at rates equal to SOFR plus 120 basis points for new vehicle inventory and SOFR plus 150 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 4.25% as of September 30, 2022, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 110 to 210 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the amendment to the Revolving Credit Facility described above, the Company incurred $3.7 million in additional debt issuance costs. The Company had $5.3 million and $2.6 million of related unamortized debt issuance costs as of September 30, 2022 and December 31, 2021, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). This facility bears interest at the U.S. prime rate which was 6.25% as of September 30, 2022.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K. with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of September 30, 2022, borrowings outstanding under these facilities totaled $184.9 million, comprised of $104.4 million in the U.S., with annual interest rates ranging from less than 1% to approximately 7%, and $80.5 million in the U.K., with annual interest rates ranging from approximately 2% to 6%.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line and FMCC Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
11. CASH FLOW INFORMATION
Non-Cash Activities
The accrual for capital expenditures increased $0.4 million and $2.1 million during the nine months ended September 30, 2022 and 2021, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $73.8 million and $59.9 million for the nine months ended September 30, 2022 and 2021, respectively. Refer to Note 7. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
Cash paid for income taxes, net of refunds, was $155.9 million and $100.7 million for the nine months ended September 30, 2022 and 2021, respectively.
12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company’s dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, claims involving the manufacturers of automobiles, contractual disputes, vehicle related incidents and other matters arising in the ordinary course of business. The Company may be involved in legal proceedings or suffer losses that could have a material adverse effect on the Company’s results of operations, financial condition or cash flows. In the normal course of business, the Company is required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles that the Company sells and services have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge the Company back for amounts determined to be invalid payments under the manufacturers’ programs, subject to the Company’s right to appeal any such decision.
Legal Proceedings
As of September 30, 2022, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Matters
In connection with dealership dispositions where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $38.0 million as of September 30, 2022. In certain instances, the Company obtains collateral support for the rental obligations that the Company remains obligated for upon sale of a dealership to a lessee. Total associated letters of credit issued on behalf of the lessee where the Company is the beneficiary was $2.9 million as of September 30, 2022.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of Accumulated other comprehensive income (loss) were as follows (in millions):

	Nine Months Ended September 30, 2022
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2021	$(158.2)	$2.0	$(156.2)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(59.3)	110.9	51.6
Tax effect	—	(26.1)	(26.1)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	1.4	1.4
Other interest expense, net (pre-tax)	—	0.7	0.7
Cumulative foreign currency translation adjustments associated with the Brazil Disposal	122.8	—	122.8
Other cumulative foreign currency translation adjustments	1.5	—	1.5
Benefit for income taxes	—	(0.5)	(0.5)
Net current period other comprehensive income	65.1	86.4	151.5
Balance, September 30, 2022	$(93.1)	$88.4	$(4.7)

	Nine Months Ended September 30, 2021
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2020	$(151.6)	$(32.5)	$(184.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(6.7)	21.0	14.4
Tax effect	—	(4.9)	(4.9)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	5.0	5.0
Other interest expense (pre-tax)	—	2.9	2.9
Reclassification related to de-designated interest rate swaps (pre-tax)	—	3.1	3.1
Benefit for income taxes	—	(2.6)	(2.6)
Net current period other comprehensive (loss) income	(6.7)	24.5	17.9
Balance, September 30, 2021	$(158.2)	$(7.9)	$(166.1)

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
Overview
We are a leading operator in the automotive retail industry. Through our omni-channel platform, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. We operate in geographically diverse markets that extend across 17 states in the U.S. and 35 towns and cities in the U.K. As of September 30, 2022, our retail network consisted of 148 dealerships in the U.S. and 55 dealerships in the U.K.
On November 12, 2021, we entered into a Share Purchase Agreement (the “Brazil Agreement”) with Original Holdings S.A. (“Buyer”). Pursuant to the terms and conditions set forth in the Brazil Agreement, Buyer agreed to acquire 100% of the issued and outstanding equity interests of our Brazilian operations (the “Brazil Disposal Group”) for approximately BRL 510 million in cash (the “Brazil Disposal”). The Brazil Disposal Group met the criteria to be reported as discontinued operations. Therefore, the related assets, liabilities and operating results of the Brazil Disposal Group are reported as discontinued operations (the “Brazil Discontinued Operations”) for all periods presented. On July 1, 2022, we completed the Brazil Disposal. Refer to Note 4. Discontinued Operations and Other Divestitures within our Notes to Condensed Consolidated Financial Statements, for additional information.
Recent Events
Our manufacturers’ production continues at reduced levels as a result of global semiconductor and other parts shortages, which is impacting new vehicle unit sales in all our markets. Conversely, the shortage of new vehicles has led to sharply higher new vehicle sales prices and gross margins. Our new vehicle days’ supply of inventory was approximately 16 days as of the quarter ended September 30, 2022 (“Current Quarter”), as compared to 13 days as of the quarter ended September 30, 2021 (“Prior Year Quarter”).
In August 2022, we announced certain upcoming management changes, including the retirement of our Chief Executive Officer Earl J. Hesterberg, effective as of December 31, 2022, and the promotion of Daryl Kenningham to succeed Mr. Hesterberg, effective January 1, 2023. Please see our Current Report on Form 8-K, filed with the SEC on August 24, 2022, for additional information.
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
During the nine months ended September 30, 2022 (“Current Year”), the global economy experienced rising inflation and an increase in gasoline and energy prices. In response to inflationary pressures and macroeconomic conditions, the U.S. Federal Reserve, along with other central banks, including in the U.K., continued to increase interest rates throughout 2022. Additionally, U.S. Gross Domestic Product (“GDP”) shrank for the second consecutive quarter as of the quarter ended June 30,2022, indicating that the U.S. economy may be entering a recession. The impact of these macroeconomic developments on our operations cannot be predicted with certainty.

In addition to the macroeconomic issues described above, the U.K. faces additional political and economic uncertainty as a result of recent leadership changes in the country’s government. This uncertainty has led to increased foreign currency exchange rate volatility for the country’s currency. During the Current Quarter, the GBP to USD foreign currency exchange rate has declined 8.3% from £1 to $1.21 at June 30, 2022, to £1 to $1.11 at September 30, 2022, and as compared to the Prior Year Quarter, the GBP to USD foreign currency exchange rate has declined 17.3%, from £1 to $1.35 at September 30, 2021, to £1 to $1.11 at September 30, 2022.
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

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,883.3	$1,513.9	$369.5	24.4%	$(53.8)	28.0%
Used vehicle retail sales	1,488.6	1,230.4	258.3	21.0%	(47.3)	24.8%
Used vehicle wholesale sales	89.6	106.0	(16.5)	(15.5)%	(4.9)	(11.0)%
Total used	1,578.2	1,336.4	241.8	18.1%	(52.2)	22.0%
Parts and service sales	515.6	416.5	99.1	23.8%	(10.7)	26.4%
F&I, net	186.3	146.0	40.3	27.6%	(2.8)	29.5%
Total revenues	$4,163.4	$3,412.8	$750.6	22.0%	$(119.5)	25.5%
Gross profit:
New vehicle retail sales	$206.7	$161.5	$45.2	28.0%	$(4.9)	31.0%
Used vehicle retail sales	76.1	97.0	(21.0)	(21.6)%	(2.7)	(18.9)%
Used vehicle wholesale sales	(1.5)	7.4	(8.9)	(120.8)%	—	(121.4)%
Total used	74.5	104.4	(29.9)	(28.6)%	(2.6)	(26.1)%
Parts and service sales	285.1	226.8	58.4	25.7%	(6.3)	28.5%
F&I, net	186.3	146.0	40.3	27.6%	(2.8)	29.5%
Total gross profit	$752.6	$638.7	$113.9	17.8%	$(16.6)	20.4%
Gross margin:
New vehicle retail sales	11.0%	10.7%	0.3%
Used vehicle retail sales	5.1%	7.9%	(2.8)%
Used vehicle wholesale sales	(1.7)%	7.0%	(8.7)%
Total used	4.7%	7.8%	(3.1)%
Parts and service sales	55.3%	54.4%	0.9%
Total gross margin	18.1%	18.7%	(0.6)%
Units sold:
Retail new vehicles sold	39,237	33,365	5,872	17.6%
Retail used vehicles sold	48,427	42,514	5,913	13.9%
Wholesale used vehicles sold	9,456	10,960	(1,504)	(13.7)%
Total used	57,883	53,474	4,409	8.2%
Average sales price per unit sold:
New vehicle retail	$47,999	$45,373	$2,626	5.8%	$(1,370)	8.8%
Used vehicle retail	$30,740	$28,941	$1,799	6.2%	$(977)	9.6%
Gross profit per unit sold:
New vehicle retail sales	$5,267	$4,840	$427	8.8%	$(125)	11.4%
Used vehicle retail sales	$1,571	$2,282	$(712)	(31.2)%	$(55)	(28.8)%
Used vehicle wholesale sales	$(162)	$673	$(835)	(124.1)%	$5	(124.8)%
Total used	$1,288	$1,953	$(665)	(34.1)%	$(45)	(31.7)%
F&I PRU	$2,125	$1,925	$201	10.4%	$(32)	12.1%
Other:
SG&A expenses	$450.9	$376.3	$74.7	19.8%	$(11.3)	22.9%
SG&A as % gross profit	59.9%	58.9%	1.0%
Floorplan expense:
Floorplan interest expense	$6.5	$4.3	$2.2	50.1%	$(0.2)	55.1%
Less: floorplan assistance (1)	13.9	12.2	1.8	14.4%	—	14.4%
Net floorplan expense	$(7.4)	$(7.8)	$0.4		$(0.2)
(1) Floorplan assistance is included within Gross profit — New vehicle retail sales above and Cost of sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,534.6	$1,487.1	$47.5	3.2%	$(52.8)	6.7%
Used vehicle retail sales	1,271.4	1,213.6	57.8	4.8%	(46.8)	8.6%
Used vehicle wholesale sales	76.5	104.6	(28.2)	(26.9)%	(4.8)	(22.3)%
Total used	1,347.9	1,318.3	29.6	2.2%	(51.6)	6.2%
Parts and service sales	438.8	408.6	30.2	7.4%	(10.1)	9.9%
F&I, net	155.6	143.0	12.6	8.8%	(2.8)	10.8%
Total revenues	$3,476.9	$3,357.0	$119.9	3.6%	$(117.4)	7.1%
Gross profit:
New vehicle retail sales	$163.7	$158.1	$5.6	3.6%	$(4.8)	6.6%
Used vehicle retail sales	64.0	96.3	(32.2)	(33.5)%	(2.6)	(30.8)%
Used vehicle wholesale sales	(1.2)	7.3	(8.5)	(115.9)%	—	(116.5)%
Total used	62.9	103.6	(40.7)	(39.3)%	(2.6)	(36.9)%
Parts and service sales	239.0	222.1	16.8	7.6%	(6.0)	10.3%
F&I, net	155.6	143.0	12.6	8.8%	(2.8)	10.8%
Total gross profit	$621.2	$626.9	$(5.7)	(0.9)%	$(16.2)	1.7%
Gross margin:
New vehicle retail sales	10.7%	10.6%	—%
Used vehicle retail sales	5.0%	7.9%	(2.9)%
Used vehicle wholesale sales	(1.5)%	7.0%	(8.5)%
Total used	4.7%	7.9%	(3.2)%
Parts and service sales	54.5%	54.4%	0.1%
Total gross margin	17.9%	18.7%	(0.8)%
Units sold:
Retail new vehicles sold	32,249	32,734	(485)	(1.5)%
Retail used vehicles sold	41,684	41,866	(182)	(0.4)%
Wholesale used vehicles sold	7,911	10,755	(2,844)	(26.4)%
Total used	49,595	52,621	(3,026)	(5.8)%
Average sales price per unit sold:
New vehicle retail	$47,586	$45,431	$2,155	4.7%	$(1,638)	8.3%
Used vehicle retail	$30,502	$28,988	$1,513	5.2%	$(1,122)	9.1%
Gross profit per unit sold:
New vehicle retail sales	$5,078	$4,831	$247	5.1%	$(149)	8.2%
Used vehicle retail sales	$1,536	$2,299	$(764)	(33.2)%	$(62)	(30.5)%
Used vehicle wholesale sales	$(147)	$682	$(829)	(121.6)%	$6	(122.4)%
Total used	$1,267	$1,969	$(702)	(35.6)%	$(52)	(33.0)%
F&I PRU	$2,105	$1,917	$188	9.8%	$(38)	11.8%
Other:
SG&A expenses	$386.3	$368.4	$17.9	4.9%	$(11.1)	7.9%
SG&A as % gross profit	62.2%	58.8%	3.4%

Reported Operating Data — Consolidated
(In millions, except unit data)

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$5,479.8	$4,828.6	$651.1	13.5%	$(97.6)	15.5%
Used vehicle retail sales	4,353.9	3,302.3	1,051.7	31.8%	(91.5)	34.6%
Used vehicle wholesale sales	278.9	278.0	0.9	0.3%	(10.0)	3.9%
Total used	4,632.8	3,580.3	1,052.5	29.4%	(101.4)	32.2%
Parts and service sales	1,491.1	1,152.2	338.9	29.4%	(19.0)	31.1%
F&I, net	549.5	431.3	118.2	27.4%	(5.4)	28.7%
Total revenues	$12,153.1	$9,992.3	$2,160.8	21.6%	$(223.4)	23.9%
Gross profit:
New vehicle retail sales	$618.2	$417.2	$201.0	48.2%	$(9.0)	50.3%
Used vehicle retail sales	253.4	263.7	(10.3)	(3.9)%	(5.0)	(2.0)%
Used vehicle wholesale sales	2.1	20.1	(18.0)	(89.7)%	0.2	(90.6)%
Total used	255.5	283.7	(28.3)	(10.0)%	(4.8)	(8.3)%
Parts and service sales	822.6	637.2	185.4	29.1%	(11.3)	30.9%
F&I, net	549.5	431.3	118.2	27.4%	(5.4)	28.7%
Total gross profit	$2,245.8	$1,769.5	$476.3	26.9%	$(30.6)	28.6%
Gross margin:
New vehicle retail sales	11.3%	8.6%	2.6%
Used vehicle retail sales	5.8%	8.0%	(2.2)%
Used vehicle wholesale sales	0.7%	7.2%	(6.5)%
Total used	5.5%	7.9%	(2.4)%
Parts and service sales	55.2%	55.3%	(0.1)%
Total gross margin	18.5%	17.7%	0.8%
Units sold:
Retail new vehicles sold	114,792	110,499	4,293	3.9%
Retail used vehicles sold	141,140	124,559	16,581	13.3%
Wholesale used vehicles sold	28,069	31,268	(3,199)	(10.2)%
Total used	169,209	155,827	13,382	8.6%
Average sales price per unit sold:
New vehicle retail	$47,736	$43,698	$4,038	9.2%	$(850)	11.2%
Used vehicle retail	$30,848	$26,512	$4,337	16.4%	$(648)	18.8%
Gross profit per unit sold:
New vehicle retail sales	$5,385	$3,776	$1,609	42.6%	$(79)	44.7%
Used vehicle retail sales	$1,795	$2,117	$(322)	(15.2)%	$(35)	(13.5)%
Used vehicle wholesale sales	$73	$642	$(568)	(88.6)%	$6	(89.5)%
Total used	$1,510	$1,821	$(311)	(17.1)%	$(29)	(15.5)%
F&I PRU	$2,147	$1,835	$312	17.0%	$(21)	18.2%
Other:
SG&A expenses	$1,329.6	$1,056.2	$273.3	25.9%	$(20.6)	27.8%
SG&A as % gross profit	59.2%	59.7%	(0.5)%
Floorplan expense:
Floorplan interest expense	$17.7	$20.5	$(2.8)	(13.7)%	$(0.4)	(11.7)%
Less: floorplan assistance (1)	42.1	40.6	1.5	3.6%	—	3.6%
Net floorplan expense	$(24.4)	$(20.1)	$(4.3)		$(0.4)
(1) Floorplan assistance is included within Gross Profit — New vehicle retail sales above and Cost of Sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$4,468.0	$4,759.1	$(291.2)	(6.1)%	$(93.3)	(4.2)%
Used vehicle retail sales	3,701.3	3,262.1	439.2	13.5%	(86.0)	16.1%
Used vehicle wholesale sales	234.9	275.0	(40.1)	(14.6)%	(9.5)	(11.1)%
Total used	3,936.2	3,537.1	399.1	11.3%	(95.5)	14.0%
Parts and service sales	1,271.6	1,132.4	139.2	12.3%	(17.5)	13.8%
F&I, net	462.2	424.3	37.8	8.9%	(5.2)	10.1%
Total revenues	$10,137.8	$9,852.9	$284.9	2.9%	$(211.5)	5.0%
Gross profit:
New vehicle retail sales	$493.9	$410.4	$83.6	20.4%	$(8.6)	22.5%
Used vehicle retail sales	212.9	261.2	(48.3)	(18.5)%	(4.7)	(16.7)%
Used vehicle wholesale sales	1.0	19.9	(18.9)	(94.9)%	0.2	(95.7)%
Total used	213.9	281.1	(67.2)	(23.9)%	(4.5)	(22.3)%
Parts and service sales	688.9	625.8	63.1	10.1%	(10.6)	11.8%
F&I, net	462.2	424.3	37.8	8.9%	(5.2)	10.1%
Total gross profit	$1,858.9	$1,741.6	$117.3	6.7%	$(28.9)	8.4%
Gross margin:
New vehicle retail sales	11.1%	8.6%	2.4%
Used vehicle retail sales	5.8%	8.0%	(2.3)%
Used vehicle wholesale sales	0.4%	7.2%	(6.8)%
Total used	5.4%	7.9%	(2.5)%
Parts and service sales	54.2%	55.3%	(1.1)%
Total gross margin	18.3%	17.7%	0.7%
Units sold:
Retail new vehicles sold	93,713	108,897	(15,184)	(13.9)%
Retail used vehicles sold	120,077	122,933	(2,856)	(2.3)%
Wholesale used vehicles sold	22,885	30,827	(7,942)	(25.8)%
Total used	142,962	153,760	(10,798)	(7.0)%
Average sales price per unit sold:
New vehicle retail	$47,677	$43,703	$3,974	9.1%	$(995)	11.4%
Used vehicle retail	$30,824	$26,535	$4,289	16.2%	$(716)	18.9%
Gross profit per unit sold:
New vehicle retail sales	$5,271	$3,769	$1,502	39.9%	$(92)	42.3%
Used vehicle retail sales	$1,773	$2,124	$(352)	(16.6)%	$(39)	(14.7)%
Used vehicle wholesale sales	$44	$646	$(601)	(93.1)%	$7	(94.2)%
Total used	$1,496	$1,828	$(332)	(18.2)%	$(32)	(16.4)%
F&I PRU	$2,162	$1,830	$331	18.1%	$(24)	19.4%
Other:
SG&A expenses	$1,133.4	$1,038.2	$95.2	9.2%	$(19.5)	11.0%
SG&A as % gross profit	61.0%	59.6%	1.4%

Reported Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended September 30,
	2022	2021	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,586.9	$1,208.5	$378.4	31.3%
Used vehicle retail sales	1,212.1	902.3	309.8	34.3%
Used vehicle wholesale sales	61.3	68.0	(6.7)	(9.8)%
Total used	1,273.4	970.3	303.1	31.2%
Parts and service sales	453.8	353.1	100.7	28.5%
F&I, net	170.2	130.5	39.8	30.5%
Total revenues	$3,484.3	$2,662.4	$821.9	30.9%
Gross profit:
New vehicle retail sales	$180.7	$140.0	$40.7	29.1%
Used vehicle retail sales	60.6	73.1	(12.5)	(17.1)%
Used vehicle wholesale sales	(1.3)	3.2	(4.5)	(139.3)%
Total used	59.3	76.3	(17.0)	(22.2)%
Parts and service sales	249.0	188.2	60.7	32.3%
F&I, net	170.2	130.5	39.8	30.5%
Total gross profit	$659.3	$535.0	$124.3	23.2%
Gross margin:
New vehicle retail sales	11.4%	11.6%	(0.2)%
Used vehicle retail sales	5.0%	8.1%	(3.1)%
Used vehicle wholesale sales	(2.1)%	4.8%	(6.8)%
Total used	4.7%	7.9%	(3.2)%
Parts and service sales	54.9%	53.3%	1.6%
Total gross margin	18.9%	20.1%	(1.2)%
Units sold:
Retail new vehicles sold	31,745	25,984	5,761	22.2%
Retail used vehicles sold	38,172	31,704	6,468	20.4%
Wholesale used vehicles sold	6,453	6,758	(305)	(4.5)%
Total used	44,625	38,462	6,163	16.0%
Average sales price per unit sold:
New vehicle retail	$49,990	$46,510	$3,480	7.5%
Used vehicle retail	$31,754	$28,461	$3,293	11.6%
Gross profit per unit sold:
New vehicle retail sales	$5,693	$5,388	$304	5.7%
Used vehicle retail sales	$1,588	$2,305	$(717)	(31.1)%
Used vehicle wholesale sales	$(197)	$478	$(675)	(141.2)%
Total used	$1,330	$1,984	$(654)	(33.0)%
F&I PRU	$2,435	$2,261	$174	7.7%
Other:
SG&A expenses	$385.8	$308.7	$77.1	25.0%
SG&A as % gross profit	58.5%	57.7%	0.8%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended September 30,
	2022	2021	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,242.6	$1,181.8	$60.8	5.1%
Used vehicle retail sales	997.2	885.6	111.6	12.6%
Used vehicle wholesale sales	48.4	66.6	(18.2)	(27.3)%
Total used	1,045.6	952.2	93.4	9.8%
Parts and service sales	380.2	348.0	32.1	9.2%
F&I, net	139.6	127.4	12.2	9.6%
Total revenues	$2,808.0	$2,609.4	$198.6	7.6%
Gross profit:
New vehicle retail sales	$138.2	$136.7	$1.6	1.2%
Used vehicle retail sales	48.8	72.3	(23.5)	(32.5)%
Used vehicle wholesale sales	(0.9)	3.2	(4.1)	(128.4)%
Total used	47.9	75.5	(27.6)	(36.6)%
Parts and service sales	204.1	184.9	19.2	10.4%
F&I, net	139.6	127.4	12.2	9.6%
Total gross profit	$529.9	$524.5	$5.4	1.0%
Gross margin:
New vehicle retail sales	11.1%	11.6%	(0.4)%
Used vehicle retail sales	4.9%	8.2%	(3.3)%
Used vehicle wholesale sales	(1.9)%	4.8%	(6.7)%
Total used	4.6%	7.9%	(3.3)%
Parts and service sales	53.7%	53.1%	0.6%
Total gross margin	18.9%	20.1%	(1.2)%
Units sold:
Retail new vehicles sold	24,854	25,353	(499)	(2.0)%
Retail used vehicles sold	31,518	31,056	462	1.5%
Wholesale used vehicles sold	4,925	6,553	(1,628)	(24.8)%
Total used	36,443	37,609	(1,166)	(3.1)%
Average sales price per unit sold:
New vehicle retail	$49,996	$46,613	$3,383	7.3%
Used vehicle retail	$31,640	$28,516	$3,124	11.0%
Gross profit per unit sold:
New vehicle retail sales	$5,562	$5,390	$172	3.2%
Used vehicle retail sales	$1,549	$2,329	$(780)	(33.5)%
Used vehicle wholesale sales	$(184)	$486	$(670)	(137.8)%
Total used	$1,315	$2,008	$(693)	(34.5)%
F&I PRU	$2,477	$2,259	$218	9.7%
Other:
SG&A expenses	$322.7	$302.0	$20.7	6.9%
SG&A as % gross profit	60.9%	57.6%	3.3%

U.S. Region — Three Months Ended September 30, 2022 Compared to 2021
The following discussion of our U.S. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenues
Total revenues in the U.S. during the Current Quarter increased $821.9 million, or 30.9%, as compared to the Prior Year Quarter. This increase was driven by the acquisition of stores and higher same store revenues.
Total same store revenues in the U.S. during the Current Quarter increased $198.6 million, or 7.6%, as compared to Prior Year Quarter. This increase was primarily driven by higher same store revenues from new and used vehicle retail sales, parts and service sales and F&I, net, partially offset by lower same store revenues from used vehicle wholesale sales.
New and used vehicle retail revenues benefited from the sale of approximately 7,700 units from our online digital platform, AcceleRide®, during the Current Quarter, representing a 47.0% increase as compared to the Prior Year Quarter.
New vehicle retail same store revenues outperformed the Prior Year Quarter. A shortage in new vehicle supply continued to drive strong pricing in the Current Quarter, mitigating the modestly lower new vehicle retail unit sales. Supply chain issues, including an ongoing semiconductor and vehicle parts shortage, and other logistics challenges, continued into the Current Quarter for OEMs, leading to sustained lower vehicle production and deliveries of fewer vehicles to dealerships. We ended the Current Quarter with a U.S. new vehicle inventory supply of 15 days, 4 days higher than the Prior Year Quarter.
Used vehicle retail same store revenues outperformed the Prior Year Quarter, driven by strong used vehicle retail pricing due to increased demand, coupled with a modest increase in retail used vehicle unit sales. Used vehicle wholesale same store revenues underperformed due to a decline in wholesale used vehicle unit sales. We have increased our efforts to sell more used vehicles through retail sales channels rather than the wholesale market as a result of the increased demand and pricing of used vehicle retail sales described above.
Parts and service same store revenues outperformed the Prior Year Quarter, driven by increases across all business lines, reflecting increased business activity and increased same store technician headcount as a result of our technician recruiting and retention efforts providing greater capacity to meet increased demand.
F&I, net same store revenues outperformed the Prior Year Quarter, primarily driven by higher income per contract on finance, VSCs and other product offerings, as well as improved penetration rates on our other product offerings.
Gross Profit
Total gross profit in the U.S. during the Current Quarter increased $124.3 million, or 23.2%, as compared to the Prior Year Quarter, primarily driven by the acquisition of stores.
Total same store gross profit in the U.S. during the Current Quarter increased $5.4 million, or 1.0%, as compared to the Prior Year Quarter. This increase was primarily driven by higher same store gross profit from parts and service sales, F&I, net and new vehicle retail sales, partially offset by lower same store gross profit from used vehicle retail and wholesale sales.
New vehicle retail same store gross profit outperformed the Prior Year Quarter, driven by an increase in new vehicle retail same store gross profit per unit sold, partially offset by a modest decrease in same store retail new vehicle unit sales. The increase in new vehicle retail same store gross profit per unit sold reflects the strong demand resulting from the shortage of new vehicle inventory discussed above. The inventory shortage also drove the decrease in same store retail new vehicle unit sales.
Used vehicle retail same store gross profit underperformed the Prior Year Quarter, driven by a decrease in used vehicle retail same store gross profit per unit sold, partially offset by modestly higher same store retail used vehicle unit sales. The decrease in same store used vehicle retail gross profit was driven by inflationary impacts on our used vehicle customers and higher used vehicle acquisition prices.
Our used vehicle wholesale same store gross profit underperformed the Prior Year Quarter, driven by a decrease in used vehicle wholesale same store gross profit per unit sold, coupled with a decrease in used vehicle same store wholesale unit sales. The decreases in wholesale gross profit per unit sold and in wholesale units were driven by efforts to sell more used vehicles through retail sales rather than the wholesale market as described above.
Parts and service same store gross profit outperformed the Prior Year Quarter, as described above for parts and service same store revenues.
F&I, net same store gross profit increased 9.6%, as described above for F&I, net same store revenues.
Total same store gross margin decreased 123 basis points, primarily driven by lower same store used vehicle retail gross margin caused by inflationary impacts on our used vehicle customers and higher used vehicle acquisition prices.

SG&A Expenses
SG&A as a percentage of gross profit increased 83 and 332 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter, primarily driven by increases in SG&A expenses.
Total SG&A expenses in the U.S. during the Current Quarter increased $77.1 million, or 25.0%, as compared to the Prior Year Quarter, primarily driven by the acquisition of stores. Total same store SG&A expenses in the U.S. during the Current Quarter, increased $20.7 million, or 6.9%, as compared to the Prior Year Quarter, primarily driven by increased labor costs, favorable non-recurring legal settlements in the Prior Year Quarter, and an increase in other variable expenses associated with the rise in certain business activities described above.

Reported Operating Data — U.S.
(In millions, except unit data)

	Nine Months Ended September 30,
	2022	2021	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$4,581.8	$3,958.9	$622.9	15.7%
Used vehicle retail sales	3,447.6	2,481.7	965.9	38.9%
Used vehicle wholesale sales	177.6	179.6	(1.9)	(1.1)%
Total used	3,625.3	2,661.3	963.9	36.2%
Parts and service sales	1,307.7	982.0	325.7	33.2%
F&I, net	498.1	389.4	108.7	27.9%
Total revenues	$10,012.8	$7,991.6	$2,021.2	25.3%
Gross profit:
New vehicle retail sales	$538.5	$362.6	$175.9	48.5%
Used vehicle retail sales	203.0	210.7	(7.8)	(3.7)%
Used vehicle wholesale sales	3.8	13.6	(9.7)	(71.7)%
Total used	206.8	224.3	(17.5)	(7.8)%
Parts and service sales	713.1	535.1	178.0	33.3%
F&I, net	498.1	389.4	108.7	27.9%
Total gross profit	$1,956.5	$1,511.4	$445.1	29.5%
Gross margin:
New vehicle retail sales	11.8%	9.2%	2.6%
Used vehicle retail sales	5.9%	8.5%	(2.6)%
Used vehicle wholesale sales	2.2%	7.6%	(5.4)%
Total used	5.7%	8.4%	(2.7)%
Parts and service sales	54.5%	54.5%	—%
Total gross margin	19.5%	18.9%	0.6%
Units sold:
Retail new vehicles sold	92,870	89,183	3,687	4.1%
Retail used vehicles sold	110,635	96,143	14,492	15.1%
Wholesale used vehicles sold	18,513	19,804	(1,291)	(6.5)%
Total used	129,148	115,947	13,201	11.4%
Average sales price per unit sold:
New vehicle retail	$49,335	$44,391	$4,945	11.1%
Used vehicle retail	$31,162	$25,813	$5,349	20.7%
Gross profit per unit sold:
New vehicle retail sales	$5,799	$4,066	$1,733	42.6%
Used vehicle retail sales	$1,834	$2,192	$(357)	(16.3)%
Used vehicle wholesale sales	$207	$685	$(478)	(69.8)%
Total used	$1,601	$1,934	$(333)	(17.2)%
F&I PRU	$2,448	$2,101	$346	16.5%
Other:
SG&A expenses	$1,133.0	$883.0	$250.1	28.3%
SG&A as % gross profit	57.9%	58.4%	(0.5)%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Nine Months Ended September 30,
	2022	2021	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$3,623.5	$3,889.8	$(266.3)	(6.8)%
Used vehicle retail sales	2,869.8	2,442.5	427.3	17.5%
Used vehicle wholesale sales	139.9	176.7	(36.8)	(20.8)%
Total used	3,009.7	2,619.2	390.5	14.9%
Parts and service sales	1,104.8	970.4	134.4	13.9%
F&I, net	413.6	382.5	31.1	8.1%
Total revenues	$8,151.7	$7,861.9	$289.7	3.7%
Gross profit:
New vehicle retail sales	$419.5	$355.8	$63.7	17.9%
Used vehicle retail sales	166.9	208.3	(41.3)	(19.9)%
Used vehicle wholesale sales	2.6	13.3	(10.8)	(80.7)%
Total used	169.5	221.6	(52.1)	(23.5)%
Parts and service sales	589.0	527.5	61.4	11.6%
F&I, net	413.6	382.5	31.1	8.1%
Total gross profit	$1,591.5	$1,487.4	$104.1	7.0%
Gross margin:
New vehicle retail sales	11.6%	9.1%	2.4%
Used vehicle retail sales	5.8%	8.5%	(2.7)%
Used vehicle wholesale sales	1.8%	7.6%	(5.7)%
Total used	5.6%	8.5%	(2.8)%
Parts and service sales	53.3%	54.4%	(1.1)%
Total gross margin	19.5%	18.9%	0.6%
Units sold:
Retail new vehicles sold	73,307	87,597	(14,290)	(16.3)%
Retail used vehicles sold	92,490	94,574	(2,084)	(2.2)%
Wholesale used vehicles sold	14,104	19,388	(5,284)	(27.3)%
Total used	106,594	113,962	(7,368)	(6.5)%
Average sales price per unit sold:
New vehicle retail	$49,429	$44,406	$5,024	11.3%
Used vehicle retail	$31,029	$25,826	$5,202	20.1%
Gross profit per unit sold:
New vehicle retail sales	$5,722	$4,062	$1,660	40.9%
Used vehicle retail sales	$1,805	$2,202	$(397)	(18.0)%
Used vehicle wholesale sales	$182	$688	$(506)	(73.5)%
Total used	$1,590	$1,945	$(355)	(18.2)%
F&I PRU	$2,495	$2,100	$395	18.8%
Other:
SG&A expenses	$949.8	$869.0	$80.8	9.3%
SG&A as % gross profit	59.7%	58.4%	1.3%

U.S. Region — Nine Months Ended September 30, 2022 Compared to 2021
The following discussion of our U.S. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenues
Total revenues in the U.S. during the Current Year increased $2.0 billion, or 25.3%, as compared to the same period in 2021 (“Prior Year”), primarily driven by the acquisition of stores.
Total same store revenues in the U.S. during the Current Year increased $289.7 million, or 3.7%, as compared to the Prior Year. This increase was primarily driven by higher same store revenues from used vehicle retail sales, parts and service sales and F&I, net, partially offset by lower same store revenues from new vehicle retail and used vehicle wholesale sales.
New and used vehicle retail revenues benefited from the sale of approximately 20,300 units from our online digital platform, AcceleRide®, during the Current Year, representing approximately a 36.8% increase as compared to the Prior Year.
New vehicle retail same store revenues underperformed the Prior Year, driven by a shortage in new vehicle supply, leading to fewer unit sales. The shortage of new vehicle inventory continues to drive strong pricing, which partially mitigated the revenue impact of lower new vehicle unit sales. Supply chain issues, including an ongoing semiconductor and vehicle parts shortage, and other logistics challenges, continued into the Current Year for OEMs, leading to sustained lower vehicle production and deliveries of fewer vehicles to dealerships.
Used vehicle retail same store revenues outperformed the Prior Year, despite a modest decline in unit sales, as increased demand drove prices higher. Used vehicle wholesale same store revenues declined primarily driven by a decline in unit sales driven by efforts to sell more used vehicles through retail sales rather than the wholesale market as a result of the increased demand and pricing of used vehicle retail sales described above.
Parts and service same store revenues outperformed the Prior Year, primarily driven by increases in customer pay, wholesale and collision revenues reflecting increased business activity and increased same store technician headcount through our technician recruiting and retention efforts providing greater capacity to meet increased demand. These increases were partially offset by a decrease in warranty revenues, due to fewer new vehicles sold as a result of new vehicle shortages described above.
F&I, net same store revenues outperformed the Prior Year, primarily driven by higher income per contract on finance, VSCs and other product offerings and improved penetration rates, partially offset by a decrease from fewer same store new and used vehicle unit sales.
Gross Profit
Total gross profit in the U.S. during the Current Year increased $445.1 million, or 29.5%, as compared to the Prior Year, primarily driven by the acquisition of stores and higher same store results.
Total same store gross profit in the U.S. during the Current Year increased $104.1 million, or 7.0%, as compared to the Prior Year, primarily driven by higher same store gross profit from new vehicle retail sales, parts and service sales and F&I, net.
New vehicle retail same store gross profit outperformed the Prior Year, driven by an increase in new vehicle retail same store gross profit per unit sold, partially offset by a decrease in same store retail new vehicle unit sales. The increase in new vehicle retail same store gross profit per unit sold reflects the strong pricing resulting from the shortage of new vehicle inventory discussed above.
Used vehicle retail same store gross profit underperformed the Prior Year, driven by a decrease in used vehicle retail same store gross profit per unit sold, coupled with a decrease in same store retail used vehicle unit sales. The decrease in same store used vehicle retail gross profit and retail used vehicle unit sales was driven by inflationary impacts on used vehicle customers coupled with higher used vehicle acquisition costs.
Our used vehicle wholesale same store gross profit underperformed the Prior Year, driven by a decrease in used vehicle wholesale same store gross profit per unit sold, coupled with a decrease in same store wholesale used vehicle unit sales. The decrease in used vehicle wholesale gross profit per unit sold and in wholesale used vehicle unit sales was driven by efforts to sell more used vehicles through retail sales rather than the wholesale market as described above.
Parts and service same store gross profit outperformed the Prior Year, as described above for parts and service revenues.
F&I, net same store gross profit outperformed the Prior Year, as described above for F&I, net same store revenues.

Total same store gross margin increased 60 basis points, primarily driven by higher new vehicle retail sales prices outpacing new vehicle costs of sales. This increase was partially offset by a decrease in same store used vehicle gross margin, driven by inflationary impacts on our used vehicle customers and the ongoing new vehicle supply shortage increasing acquisition costs for used vehicles, as well as a decrease in same store parts and service gross margin primarily due to increased labor costs.
SG&A Expenses
SG&A as a percentage of gross profit declined 51 basis points and increased 126 basis points on an as reported and same store basis, respectively, compared to the Prior Year. The increase in SG&A as a percentage of gross profit on a same store basis was partially driven by the decline in used vehicle same store gross profit described above as well as the following factors impacting total SG&A.
Total SG&A expenses in the U.S. during the Current Year increased $250.1 million, or 28.3%, as compared to the Prior Year, primarily driven by the acquisition of stores. Total same store SG&A expenses in the U.S. during the Current Year increased $80.8 million, or 9.3%, as compared to the Prior Year, primarily driven by increased labor costs and an increase in other variable expenses associated with the rise in certain business activities.

Reported Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$296.4	$305.4	$(9.0)	(2.9)%	$(53.8)	14.7%
Used vehicle retail sales	276.5	328.0	(51.5)	(15.7)%	(47.3)	(1.3)%
Used vehicle wholesale sales	28.3	38.1	(9.8)	(25.7)%	(4.9)	(12.9)%
Total used	304.8	366.1	(61.3)	(16.7)%	(52.2)	(2.5)%
Parts and service sales	61.8	63.4	(1.5)	(2.4)%	(10.7)	14.5%
F&I, net	16.1	15.6	0.5	3.1%	(2.8)	21.1%
Total revenues	$679.1	$750.4	$(71.3)	(9.5)%	$(119.5)	6.4%
Gross profit:
New vehicle retail sales	$25.9	$21.5	$4.5	20.8%	$(4.9)	43.7%
Used vehicle retail sales	15.5	23.9	(8.5)	(35.5)%	(2.7)	(24.4)%
Used vehicle wholesale sales	(0.3)	4.1	(4.4)	(106.3)%	—	(107.4)%
Total used	15.2	28.1	(12.9)	(45.9)%	(2.6)	(36.6)%
Parts and service sales	36.1	38.5	(2.4)	(6.2)%	(6.3)	10.1%
F&I, net	16.1	15.6	0.5	3.1%	(2.8)	21.1%
Total gross profit	$93.3	$103.7	$(10.3)	(10.0)%	$(16.6)	6.0%
Gross margin:
New vehicle retail sales	8.8%	7.0%	1.7%
Used vehicle retail sales	5.6%	7.3%	(1.7)%
Used vehicle wholesale sales	(0.9)%	10.9%	(11.8)%
Total used	5.0%	7.7%	(2.7)%
Parts and service sales	58.4%	60.8%	(2.4)%
Total gross margin	13.7%	13.8%	(0.1)%
Units sold:
Retail new vehicles sold	7,492	7,381	111	1.5%
Retail used vehicles sold	10,255	10,810	(555)	(5.1)%
Wholesale used vehicles sold	3,003	4,202	(1,199)	(28.5)%
Total used	13,258	15,012	(1,754)	(11.7)%
Average sales price per unit sold:
New vehicle retail	$39,563	$41,370	$(1,808)	(4.4)%	$(7,177)	13.0%
Used vehicle retail	$26,967	$30,346	$(3,380)	(11.1)%	$(4,611)	4.1%
Gross profit per unit sold:
New vehicle retail sales	$3,464	$2,910	$554	19.0%	$(655)	41.6%
Used vehicle retail sales	$1,507	$2,215	$(709)	(32.0)%	$(259)	(20.3)%
Used vehicle wholesale sales	$(87)	$987	$(1,074)	(108.8)%	$15	(110.3)%
Total used	$1,146	$1,872	$(726)	(38.8)%	$(197)	(28.2)%
F&I PRU	$905	$857	$49	5.7%	$(158)	24.1%
Other:
SG&A expenses	$65.1	$67.6	$(2.5)	(3.6)%	$(11.3)	13.1%
SG&A as % gross profit	69.8%	65.2%	4.6%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$292.0	$305.4	$(13.4)	(4.4)%	$(52.8)	12.9%
Used vehicle retail sales	274.2	328.0	(53.8)	(16.4)%	(46.8)	(2.2)%
Used vehicle wholesale sales	28.1	38.1	(10.0)	(26.2)%	(4.8)	(13.5)%
Total used	302.3	366.1	(63.8)	(17.4)%	(51.6)	(3.3)%
Parts and service sales	58.7	60.5	(1.9)	(3.1)%	(10.1)	13.6%
F&I, net	16.0	15.6	0.4	2.5%	(2.8)	20.4%
Total revenues	$668.9	$747.6	$(78.7)	(10.5)%	$(117.4)	5.2%
Gross profit:
New vehicle retail sales	$25.5	$21.5	$4.0	18.7%	$(4.8)	41.1%
Used vehicle retail sales	15.2	23.9	(8.7)	(36.5)%	(2.6)	(25.6)%
Used vehicle wholesale sales	(0.3)	4.1	(4.4)	(106.3)%	—	(107.3)%
Total used	14.9	28.1	(13.1)	(46.8)%	(2.6)	(37.7)%
Parts and service sales	34.8	37.2	(2.4)	(6.4)%	(6.0)	9.8%
F&I, net	16.0	15.6	0.4	2.5%	(2.8)	20.4%
Total gross profit	$91.2	$102.4	$(11.1)	(10.9)%	$(16.2)	5.0%
Gross margin:
New vehicle retail sales	8.7%	7.0%	1.7%
Used vehicle retail sales	5.5%	7.3%	(1.8)%
Used vehicle wholesale sales	(0.9)%	10.9%	(11.8)%
Total used	4.9%	7.7%	(2.7)%
Parts and service sales	59.4%	61.5%	(2.1)%
Total gross margin	13.6%	13.7%	(0.1)%
Units sold:
Retail new vehicles sold	7,395	7,381	14	0.2%
Retail used vehicles sold	10,166	10,810	(644)	(6.0)%
Wholesale used vehicles sold	2,986	4,202	(1,216)	(28.9)%
Total used	13,152	15,012	(1,860)	(12.4)%
Average sales price per unit sold:
New vehicle retail	$39,485	$41,370	$(1,886)	(4.6)%	$(7,141)	12.7%
Used vehicle retail	$26,972	$30,346	$(3,374)	(11.1)%	$(4,602)	4.0%
Gross profit per unit sold:
New vehicle retail sales	$3,448	$2,910	$539	18.5%	$(650)	40.9%
Used vehicle retail sales	$1,496	$2,215	$(719)	(32.5)%	$(256)	(20.9)%
Used vehicle wholesale sales	$(87)	$987	$(1,074)	(108.8)%	$15	(110.3)%
Total used	$1,137	$1,872	$(735)	(39.3)%	$(195)	(28.9)%
F&I PRU	$909	$857	$53	6.1%	$(159)	24.7%
Other:
SG&A expenses	$63.6	$66.4	$(2.8)	(4.2)%	$(11.1)	12.4%
SG&A as % gross profit	69.7%	64.9%	4.8%

U.K. Region — Three Months Ended September 30, 2022 Compared to 2021
The following discussion of our U.K. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.35 at September 30, 2021, to £1 to $1.11 at September 30, 2022, or a decline of 17.3%, leading to a decrease in U.K. results when translated from GBP to USD in the Current Quarter when compared to the Prior Year Quarter.
Revenues
Total revenues in the U.K. during the Current Quarter decreased $71.3 million, or 9.5%, as compared to the Prior Year Quarter. This decrease was primarily driven by the negative impact of foreign currency exchange rates, partially offset by the acquisition of stores.
Total same store revenues in the U.K. during the Current Quarter decreased $78.7 million, or 10.5%, as compared to the Prior Year Quarter, primarily driven by the negative impact of foreign currency exchange rates. On a constant currency basis, total same store revenues increased 5.2%, driven by outperformances across all revenue streams except used vehicle retail and wholesale sales.
New vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year Quarter. A shortage in new vehicle supply continues to drive strong pricing on a constant currency basis. Supply chain issues, including an ongoing semiconductor and vehicle parts shortage, and other logistics challenges, continued into the Current Quarter for OEMs, leading to sustained lower vehicle production and deliveries of fewer vehicles to dealerships. We ended the Current Quarter with a U.K. new vehicle inventory supply of 20 days, which is consistent with the Prior Year Quarter’s new inventory supply of 19 days.
Used vehicle retail same store revenues, on a constant currency basis, underperformed the Prior Year Quarter due to a decline in retail used vehicle unit sales, driven by inflationary impacts on our used vehicle customers and the ongoing new vehicle supply shortage impacting the supply of used vehicles, partially offset by a higher average sales price on a constant currency basis.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by increases in all of our parts and service business lines reflecting higher business activity as compared to the Prior Year Quarter.
F&I, net same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by improved penetration rates on the majority of our products and higher income per contract on finance and VSCs, partially offset by fewer retail used vehicles sold in the Current Quarter.
Gross Profit
Total gross profit in the U.K. during the Current Quarter decreased $10.3 million, or 10.0%, as compared to the Prior Year Quarter, primarily driven by the negative impact of foreign currency exchange rates.
Total same store gross profit in the U.K. during the Current Quarter decreased $11.1 million, or 10.9%, as compared to the Prior Year Quarter. On a constant currency basis, total same store gross profit increased 5.0%, primarily driven by improvements in gross profit from new vehicle retail sales, parts and service sales and F&I, net.
New vehicle retail same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, driven by an increase in new vehicle retail same store gross profit per unit, resulting from increased prices as discussed above.
Used vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year Quarter, driven by a decrease in same store used vehicle retail gross profit per unit sold, coupled with fewer same store retail used vehicle unit sales. The decrease in same store used vehicle retail gross profit and retail used vehicle unit sales was driven by inflationary impacts on customers, coupled with the ongoing new vehicle supply shortage impacting the supply of used vehicles.
Parts and service same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, driven by the increases in our parts and service business activities discussed above.
F&I, net same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter as described above for F&I, net same store revenues.
Total same store gross margin in the U.K. decreased 5 basis points, primarily driven by lower same store used vehicle retail gross margin caused by inflationary impacts on our used vehicle customers and the ongoing new vehicle supply shortage impacting the supply of used vehicles, and lower parts and service gross margin caused by increased labor costs.

SG&A Expenses
SG&A as a percentage of gross profit increased 459 and 484 basis points, on an as reported and same store basis, respectively, compared to the Prior Year Quarter, primarily driven by the decline in used vehicle retail and parts and service gross profit as described above, as well as the factors below impacting SG&A.
Total SG&A expenses in the U.K. during the Current Quarter decreased $2.5 million, or 3.6%, as compared to the Prior Year Quarter. Total same store SG&A expenses in the U.K. during the Current Quarter decreased $2.8 million, or 4.2%, as compared to the Prior Year Quarter. These decreases were primarily driven by the impact of foreign currency exchange rates. On a constant currency basis, total same store SG&A expenses increased 12.4%, primarily driven by increased labor costs, an increase in other variable expenses associated with the rise in certain business activities, including costs associated with recent acquisitions, and Prior Year government COVID-19 assistance, inclusive of the temporary suspension of city tax, which did not recur in the Current Year.

Reported Operating Data — U.K.
(In millions, except unit data)

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$898.0	$869.7	$28.3	3.3%	$(97.6)	14.5%
Used vehicle retail sales	906.3	820.5	85.8	10.5%	(91.5)	21.6%
Used vehicle wholesale sales	101.2	98.4	2.8	2.8%	(10.0)	12.9%
Total used	1,007.5	919.0	88.6	9.6%	(101.4)	20.7%
Parts and service sales	183.4	170.2	13.2	7.7%	(19.0)	18.9%
F&I, net	51.4	41.9	9.6	22.8%	(5.4)	35.7%
Total revenues	$2,140.3	$2,000.7	$139.6	7.0%	$(223.4)	18.1%
Gross profit:
New vehicle retail sales	$79.6	$54.6	$25.0	45.8%	$(9.0)	62.3%
Used vehicle retail sales	50.4	52.9	(2.5)	(4.7)%	(5.0)	4.7%
Used vehicle wholesale sales	(1.8)	6.5	(8.3)	(127.2)%	0.2	(129.9)%
Total used	48.7	59.5	(10.8)	(18.1)%	(4.8)	(10.0)%
Parts and service sales	109.5	102.1	7.4	7.2%	(11.3)	18.3%
F&I, net	51.4	41.9	9.6	22.8%	(5.4)	35.7%
Total gross profit	$289.2	$258.1	$31.2	12.1%	$(30.6)	23.9%
Gross margin:
New vehicle retail sales	8.9%	6.3%	2.6%
Used vehicle retail sales	5.6%	6.5%	(0.9)%
Used vehicle wholesale sales	(1.7)%	6.6%	(8.4)%
Total used	4.8%	6.5%	(1.6)%
Parts and service sales	59.7%	60.0%	(0.3)%
Total gross margin	13.5%	12.9%	0.6%
Units sold:
Retail new vehicles sold	21,922	21,316	606	2.8%
Retail used vehicles sold	30,505	28,416	2,089	7.4%
Wholesale used vehicles sold	9,556	11,464	(1,908)	(16.6)%
Total used	40,061	39,880	181	0.5%
Average sales price per unit sold:
New vehicle retail	$40,962	$40,800	$162	0.4%	$(4,452)	11.3%
Used vehicle retail	$29,711	$28,876	$835	2.9%	$(2,999)	13.3%
Gross profit per unit sold:
New vehicle retail sales	$3,633	$2,563	$1,070	41.8%	$(412)	57.8%
Used vehicle retail sales	$1,653	$1,863	$(210)	(11.3)%	$(164)	(2.5)%
Used vehicle wholesale sales	$(185)	$568	$(753)	(132.6)%	$19	(135.9)%
Total used	$1,215	$1,491	$(276)	(18.5)%	$(121)	(10.4)%
F&I PRU	$981	$842	$139	16.5%	$(103)	28.7%
Other:
SG&A expenses	$196.6	$173.3	$23.3	13.4%	$(20.6)	25.3%
SG&A as % gross profit	68.0%	67.1%	0.8%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$844.5	$869.3	$(24.9)	(2.9)%	$(93.3)	7.9%
Used vehicle retail sales	831.4	819.6	11.8	1.4%	(86.0)	11.9%
Used vehicle wholesale sales	95.0	98.3	(3.3)	(3.3)%	(9.5)	6.3%
Total used	926.4	917.9	8.6	0.9%	(95.5)	11.3%
Parts and service sales	166.7	161.9	4.8	3.0%	(17.5)	13.8%
F&I, net	48.5	41.8	6.7	16.0%	(5.2)	28.4%
Total revenues	$1,986.2	$1,991.0	$(4.8)	(0.2)%	$(211.5)	10.4%
Gross profit:
New vehicle retail sales	$74.5	$54.6	$19.9	36.4%	$(8.6)	52.2%
Used vehicle retail sales	46.0	52.9	(6.9)	(13.1)%	(4.7)	(4.3)%
Used vehicle wholesale sales	(1.6)	6.6	(8.1)	(123.7)%	0.2	(126.1)%
Total used	44.4	59.5	(15.0)	(25.3)%	(4.5)	(17.7)%
Parts and service sales	99.9	98.3	1.6	1.6%	(10.6)	12.4%
F&I, net	48.5	41.8	6.7	16.0%	(5.2)	28.4%
Total gross profit	$267.4	$254.2	$13.2	5.2%	$(28.9)	16.5%
Gross margin:
New vehicle retail sales	8.8%	6.3%	2.5%
Used vehicle retail sales	5.5%	6.5%	(0.9)%
Used vehicle wholesale sales	(1.6)%	6.7%	(8.3)%
Total used	4.8%	6.5%	(1.7)%
Parts and service sales	59.9%	60.7%	(0.8)%
Total gross margin	13.5%	12.8%	0.7%
Units sold:
Retail new vehicles sold	20,406	21,300	(894)	(4.2)%
Retail used vehicles sold	27,587	28,359	(772)	(2.7)%
Wholesale used vehicles sold	8,781	11,439	(2,658)	(23.2)%
Total used	36,368	39,798	(3,430)	(8.6)%
Average sales price per unit sold:
New vehicle retail	$41,383	$40,813	$569	1.4%	$(4,571)	12.6%
Used vehicle retail	$30,138	$28,900	$1,238	4.3%	$(3,118)	15.1%
Gross profit per unit sold:
New vehicle retail sales	$3,650	$2,563	$1,087	42.4%	$(422)	58.9%
Used vehicle retail sales	$1,666	$1,865	$(199)	(10.7)%	$(169)	(1.6)%
Used vehicle wholesale sales	$(177)	$573	$(750)	(130.9)%	$18	(133.9)%
Total used	$1,221	$1,494	$(273)	(18.3)%	$(124)	(9.9)%
F&I PRU	$1,011	$842	$169	20.1%	$(108)	32.9%
Other:
SG&A expenses	$183.6	$169.2	$14.4	8.5%	$(19.5)	20.0%
SG&A as % gross profit	68.7%	66.6%	2.1%

U.K. Region — Nine Months Ended September 30, 2022 Compared to 2021
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
Revenues
Total revenues in the U.K. during the Current Year increased $139.6 million, or 7.0%, as compared to the Prior Year, primarily driven by the acquisition of stores, partially offset by the negative impact of foreign currency exchange rates.
Total same store revenues in the U.K. during the Current Year decreased $4.8 million, or 0.2%, as compared to the Prior Year, driven by the negative impact of foreign currency exchange rates. On a constant currency basis, total same store revenues increased 10.4%, driven by outperformances across all revenue streams.
New vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year, driven by increased sales prices, partially offset by a modest decrease in same store retail new vehicle unit sales. Supply chain issues, including an ongoing semiconductor and vehicle parts shortage, and other logistics challenges continue for OEMs, leading to sustained lower vehicle production and deliveries of fewer vehicles to dealerships. The increase in the new vehicle retail same store average sales price per unit sold was driven by both new vehicle shortages, as described above, and strong vehicle demand, which was pent-up over past years due to Brexit and the COVID-19 pandemic.
Used vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year, despite a modest decline in retail used vehicle unit sales, as increased demand drove higher prices.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year, driven by increased business activity across all of our parts and service business lines with the reduction of COVID-19 restrictions compared to the Prior Year.
F&I, net same store revenues, on a constant currency basis, outperformed the Prior Year, driven by improved penetration rates on all finance and other products and higher income per contract for finance and VSCs, partially offset by a decline in same store new and used vehicle retail unit sales.
Gross Profit
Total gross profit in the U.K. during the Current Year increased $31.2 million, or 12.1%, as compared to the Prior Year, primarily driven by the acquisition of stores and higher same store results.
Total same store gross profit in the U.K. during the Current Year increased $13.2 million, or 5.2%, as compared to the Prior Year. On a constant currency basis, total same store gross profit increased 16.5%, driven by improvements in new vehicle retail sales, parts and service sales and F&I, net.
New vehicle retail same store gross profit, on a constant currency basis, outperformed the Prior Year, due to an increase in new vehicle retail same store gross profit per unit sold, resulting from increased prices as discussed above, partially offset by a modest decline in same store retail new vehicle unit sales.
Used vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year, due to a decrease in used vehicle retail same store gross profit per unit sold, coupled with a decrease in same store retail used vehicle unit sales. These decreases were driven by inflationary impacts on customers coupled with the ongoing new vehicle supply shortage impacting the supply of used vehicles.
Parts and service same store gross profit, on a constant currency basis, outperformed the Prior Year, driven by the increases in parts and service same store revenues.
F&I, net same store gross profit, on a constant currency basis, outperformed the Prior Year as described above in F&I, net same store revenues.
Total same store gross margin in the U.K. increased 69 basis points, driven by improvements in new vehicle retail gross margin due to higher prices from increased customer demand and vehicle supply constraints. The increase was partially offset by a decrease in same store total used vehicle retail gross margin, resulting from inflationary impacts on our used vehicle customers and the ongoing new vehicle supply shortage increasing acquisition costs for used vehicles.
SG&A Expenses
SG&A as a percentage of gross profit increased 82 and 211 basis points on an as reported and same store basis, respectively, compared to the Prior Year.

Total SG&A expenses in the U.K. during the Current Year increased $23.3 million, or 13.4%, as compared to the Prior Year, primarily driven by increases in same store SG&A and the acquisition of stores. Total same store SG&A expenses in the U.K. during the Current Year increased $14.4 million, or 8.5%, as compared to the Prior Year. On a constant currency basis, total same store SG&A expenses increased 20.0%. These increases were primarily driven by higher business activity and acquisition costs compared to the Prior Year, as well as government COVID-19 assistance and the related temporary suspension of city tax in the Prior Year which did not recur in the Current Year.
Consolidated Selected Comparisons — Three and Nine Months Ended September 30, 2022 Compared to 2021
The following tables (in millions) and discussion of our results of operations are on a consolidated basis, unless otherwise noted.

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$21.8	$19.2	$2.6	13.5%
Floorplan interest expense	$6.5	$4.3	$2.2	50.1%
Other interest expense, net	$19.6	$13.1	$6.5	49.9%
Provision for income taxes	$60.2	$51.6	$8.6	16.6%

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$65.9	$56.8	$9.1	16.1%
Floorplan interest expense	$17.7	$20.5	$(2.8)	(13.7)%
Other interest expense, net	$55.5	$39.8	$15.7	39.5%
Provision for income taxes	$182.1	$132.2	$50.0	37.8%
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
Floorplan Interest Expense
Our floorplan interest expense fluctuates with changes in our outstanding borrowings and associated interest rates, which are based on SOFR, the U.S. prime rate or a benchmark rate. Outstanding borrowings largely fluctuate based on our levels of new and used vehicle inventory. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure on a portion of our borrowings for a fixed interest rate.
Total floorplan interest expense during the Current Quarter, increased $2.2 million, or 50.1%, as compared to the Prior Year Quarter, driven primarily by higher new and used vehicle inventories in the Current Quarter, resulting in additional floorplan interest expense, and an unrealized gain on interest rate swaps of $0.9 million in the Prior Year Quarter which did not recur in the Current Quarter.
For the Current Year, floorplan interest expense decreased $2.8 million, or 13.7%, as compared to the Prior Year, driven primarily by lower realized losses on our interest rate swap portfolio in the current year, due to increases in corresponding interest rates and an unrealized loss on interest rate swaps of $1.4 million in the Prior Year which did not recur in the Current Year. These decreases were partially offset by an increase in floorplan interest expense on used vehicles due to an increase in used vehicle inventories between periods.
Refer to Note 7. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements for additional discussion of interest rate swaps.

Other Interest Expense, Net
Other interest expense, net consists of interest charges primarily on our 4.00% Senior Notes, real estate related debt and other debt, partially offset by interest income.
Other interest expense, net during the Current Quarter, increased $6.5 million, or 49.9%, as compared to the Prior Year Quarter. For the Current Year, other interest expense, net, increased $15.7 million, or 39.5%, as compared to the Prior Year. The increase in other interest expense, net during the Current Quarter and Current Year, was primarily attributable to the additional 4.00% Senior Notes issued in October 2021 and an increase in borrowings used to acquire property in our U.S. region, primarily related to the Prime Acquisition. Refer to Note 9. Debt within our Notes to Condensed Consolidated Financial Statements for additional discussion of our debt.
Provision for Income Taxes
Provision for income taxes of $60.2 million during the Current Quarter increased by $8.6 million, or 16.6%, as compared to the Prior Year Quarter. For the Current Year, our provision for income taxes of $182.1 million increased by $50.0 million, or 37.8%, as compared to the Prior Year. The tax expense increases in the Current Quarter and Current Year, as compared to the Prior Year, were primarily due to higher pre-tax book income. Our Current Quarter effective tax rate increased to 23.4% from 23.0%, as compared to the Prior Year Quarter. The tax rate increase was primarily due to the increase of state income tax expense due to the mix of domestic earnings following the Prime Acquisition, partially offset by tax benefits from an increase in foreign earnings taxed at lower rates in the Current Quarter as compared to the Prior Year Quarter.
We expect our effective tax rate for the remainder of 2022 to be between 23.5 % and 24.0%. We believe that it is more-likely-than-not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income, considering future reversals of existing taxable temporary differences.
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
Available Liquidity Resources
We had the following sources of liquidity available (in millions):

September 30, 2022
Cash and cash equivalents	$20.5
Floorplan offset accounts	218.5
Available capacity under Acquisition Line	551.2
Total liquidity	$790.3
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

The following table reconciles cash flows on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Nine Months Ended September 30,
	2022	2021	% Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$533.4	$1,117.5	(52.3)%
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisitions and dispositions	187.8	(511.2)
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	9.1	(12.5)
Adjusted net cash provided by operating activities	$730.3	$593.8	23.0%
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$(325.9)	$(163.5)	(99.3)%
Change in cash paid for acquisitions, associated with Floorplan notes payable	7.7	5.3
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(3.9)	(6.4)
Adjusted net cash used in investing activities	$(322.1)	$(164.6)	(95.7)%
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities:	$(198.4)	$(742.2)	73.3%
Change in Floorplan notes payable, excluding floorplan offset	(200.7)	524.8
Adjusted net cash used in financing activities	$(399.1)	$(217.4)	(83.5)%
Sources and Uses of Liquidity from Operating Activities — Nine Months Ended September 30, 2022 Compared to 2021
For the Current Year, net cash provided by operating activities decreased by $584.1 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash provided by operating activities increased by $136.4 million. The increase on an adjusted basis was primarily driven by an $809.3 million increase in adjusted net floorplan borrowings and a $129.6 million increase in net income, partially offset by a $799.6 million increase in inventory levels.
Sources and Uses of Liquidity from Investing Activities — Nine Months Ended September 30, 2022 Compared to 2021
For the Current Year, net cash used in investing activities increased by $162.3 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in investing activities increased by $157.5 million, primarily driven by a $347.2 million increase in acquisition activity, partially offset by a $115.3 million increase in proceeds from disposition of franchises and property and equipment and a $59.4 million increase in net proceeds from the sale of discontinued operations.
Capital Expenditures
Our capital expenditures include costs to extend the useful lives of current dealership facilities, as well as to start or expand operations. In general, expenditures relating to the construction or expansion of dealership facilities are driven by dealership acquisition activity, new franchises being granted to us by a manufacturer, significant growth in sales at an existing facility, relocation opportunities or manufacturer imaging programs. We critically evaluate all planned future capital spending, working closely with our manufacturer partners to maximize the return on our investments. We forecast our capital expenditures for the full year of 2022 will be approximately $105.0 million as compared to $99.6 million for the full year in 2021, excluding expenditures related to real estate purchases and future acquisitions, which could generally be funded from excess cash.
For the Current Year, $93.3 million was used to purchase property and equipment, primarily consisting of $83.7 million in capital expenditures and $10.0 million in purchases of real estate associated with existing dealership operations.
Sources and Uses of Liquidity from Financing Activities — Nine Months Ended September 30, 2022 Compared to 2021
For the Current Year, net cash used in financing activities decreased by $543.8 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in financing activities increased by $181.7 million. The increase in net cash used in financing activities on an adjusted basis was primarily driven by Current Year increases in share repurchases of $340.9 million and net repayment of debt of $49.6 million, partially offset by increases in net borrowings on our Floorplan lines of $211.6 million (representing the net cash activity in our floorplan offset account).

Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of September 30, 2022 (in millions):

	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,200.0	$496.2	$703.8
Acquisition Line (2)	763.4	212.2	551.2
Total revolving credit facility	1,963.4	708.4	1,255.0
FMCC Facility (3)	300.0	19.0	281.0
Total U.S. credit facilities (4)	$2,263.4	$727.4	$1,536.0
(1) The available balance at September 30, 2022, includes $206.1 million of immediately available funds. The remaining available balance can be used for vehicle inventory financing.
(2) The outstanding balance of $212.2 million is related to outstanding letters of credit of $12.2 million and $200.0 million in borrowings. The borrowings outstanding under the Acquisition Line included $200.0 million USD borrowings. The available borrowings may be limited from time to time, based on certain debt covenants.
(3) The available balance at September 30, 2022, includes $12.4 million of immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4) The outstanding balance excludes $230.7 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
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
As of September 30, 2022, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of September 30, 2022
	Required	Actual
Total adjusted leverage ratio	< 5.75	1.77
Fixed charge coverage ratio	> 1.20	5.77
Based on our position as of September 30, 2022, and our outlook as discussed within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 9. Debt and Note 10. Floorplan Notes Payable in our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of September 30, 2022.

Share Repurchases and Dividends
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock up to a certain monetary limit. On August 16, 2022, our Board of Directors increased the share repurchase authorization by $130.5 million to $250.0 million. During the nine months ended September 30, 2022, 2,047,658 shares were repurchased at an average price of $175.58 per share, for a total of $359.5 million. As of September 30, 2022, we had $164.0 million available under our current stock repurchase authorization.
During the Current Quarter, we adopted a Rule 10b5-1 trading plan that was effective from October 3, 2022 to October 19, 2022. Under the plan, we repurchased an additional 638,072 shares subsequent to September 30, 2022, at an average price of $156.70 per share, for a total cost of $100.0 million.
During the Current Quarter, our Board of Directors approved a quarterly cash dividend of $0.38 per share on all shares of our common stock, which resulted in $5.8 million paid to common shareholders and $0.2 million to unvested RSA holders.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided regarding our foreign currency exchange rates and financial instruments to which we are a party at September 30, 2022, and from which we may incur future gains or losses from changes in market interest rates and/or foreign currency rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Interest Rates
We have interest rate risk on our variable-rate debt obligations, primarily consisting of our U.S. Floorplan Line. Based on variable-rate borrowings outstanding of $1.6 billion and $0.8 billion for the nine months ended September 30, 2022 and 2021, respectively, a 100 basis-point change in interest rates would have resulted in an approximate $6.2 million and $1.2 million change to our annual interest expense, respectively, after consideration of the average interest rate swaps in effect during the periods.
To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure on a portion of our borrowings for a fixed interest rate. In addition, our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market-based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the nine months ended September 30, 2022 and 2021, we recognized $42.1 million and $40.6 million, respectively, of interest assistance as a reduction of new vehicle cost of sales.
Foreign Currency Exchange Rates
The functional currency of our U.K. subsidiaries is the GBP. Our exposure to fluctuating foreign currency exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average foreign currency exchange rates for the GBP to the USD would have resulted in a $194.6 million and $181.9 million decrease to our revenues for the nine months ended September 30, 2022 and 2021, respectively.
Refer to Note 7. Financial Instruments and Fair Value Measurements in our Notes to Condensed Consolidated Financial Statements for further information about our market sensitive financial instruments.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2022, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, during the nine months ended September 30, 2022, there were no changes to the Risk Factors disclosed in Item 1A. Risk Factors of our 2021 Form 10-K.
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
Recent economic and financial developments, including rising inflation, high energy prices, increasing interest rates and the potential recessionary environment could adversely affect our operations and financial condition.
During the Current Year, the global economy experienced rising inflation and an increase in gasoline and energy prices. In response to inflationary pressures and macroeconomic conditions, the U.S. Federal Reserve, along with other central banks, including in the U.K., continued to increase interest rates throughout 2022, which could lower demand for new and used vehicles in future periods. Additionally, U.S. GDP shrank for the second consecutive quarter as of the quarter ended June 30, 2022, indicating that the U.S. economy may be entering a recession. In Europe, rising energy costs as a result of supply disruptions and increased winter demand for heating could place additional strain on our suppliers’ ability to maintain current production levels of vehicles and vehicle parts. Across the European Union, these energy constraints could result in nations or regions enacting emergency energy related policies, limiting energy availability for manufacturers. Any such production constraints could further exacerbate an already ailing supply chain. The impact of these macroeconomic developments on our operations cannot be predicted with certainty.
Rising inflation, increased energy costs and a prolonged recession could adversely impact our operations, the operations of our suppliers and customer demand for our vehicles and services. Refer to Item 1A. Risk Factors of our 2021 Form 10-K for additional information regarding the potential impact of economic and financial risks on the Company. Continued interest rate increases could have a material adverse impact on our interest expense and ability to obtain financing through the debt markets, as well as consumers’ ability to obtain financing for the purchase of new and used vehicles. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional analysis regarding our interest rate sensitivity.

Recent proposed changes to regulations could adversely impact our operations.
New laws and regulations at the state and federal level may be enacted which could materially adversely impact our business. For example, in 2022, the Federal Trade Commission proposed new regulations for automotive dealers that would prohibit a wide range of current industry-accepted sales practices with regard to sales and advertising of our vehicles and products, require an extensive series of both oral and written disclosures to be made at the initial contact in regard to the sale price of vehicles, financial terms and voluntary protection products, mandate the posting of certain pricing and other information on dealer websites, and impose burdensome recordkeeping requirements. Failure to adhere to these new policies could subject the Company to significant monetary and other penalties or require us to make adjustments to our products and services, any or all of which could result in lost revenues, increased expenses and substantial adverse publicity. These changes, if adopted as proposed, may lead to additional transaction times for the sale of vehicles, complicate the transaction process, decrease customer satisfaction, and impose recordkeeping burdens on our employees, among other effects. If these regulations or other adverse changes in law were to be enacted, it could have an adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1, 2022 — July 31, 2022	5,600	$175.41	5,600	$138.0
August 1, 2022 — August 31, 2022	230,229	$181.82	230,229	$226.6
September 1, 2022 — September 30, 2022	374,100	$167.28	374,100	$164.0
Total	609,929		609,929
(1) Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. On August 16, 2022, our Board of Directors increased the share repurchase authorization by $130.5 million to $250.0 million. Our share repurchase authorization does not have an expiration date.
During the three months ended September 30, 2022, we adopted a Rule 10b5-1 trading plan that was effective from October 3, 2022 to October 19, 2022. Under the plan, we repurchased an additional 638,072 shares subsequent to September 30, 2022 at an average price of $156.70, for a total cost of $100.0 million.
Future share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant. As of September 30, 2022, we had $164.0 million available under our current share repurchase authorization.

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

3.2	—	Third Amended and Restated Bylaws of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 6, 2017)
10.1	—	First Amendment to the Twelfth Amended and Restated Revolving Credit Agreement dated effective as of August 18, 2022 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed August 23, 2022)
10.2*†	—	First Amendment to Incentive, Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement, effective as of August 24, 2022, between Group 1 Automotive, Inc. and Daryl A. Kenningham
10.3*†	—	Second Amendment to Employment Agreement, effective as of August 24, 2022, between Group 1 Automotive, Inc. and Earl J. Hesterberg
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in exhibit 101)

*	Filed or furnished herewith
†	Management contract or compensatory plan or arrangement
#	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

Date:	October 28, 2022	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer