Form 10-K
period 2022-12-31
GROUP 1 AUTOMOTIVE INC
filed 2023-02-16
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-13461
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐        No  ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $2.6 billion based on the reported last sale price of common stock on June 30, 2022, which was the last business day of the registrant’s most recently completed second quarter.
As of February 10, 2023, there were 14,207,379 shares of our common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

i

GLOSSARY OF DEFINITIONS
The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
Brexit	Withdrawal of the U.K. from the EU
BRL	Brazilian Real (R$)
CODM	Chief operating decision maker
COVID-19 pandemic	Coronavirus disease first emerging in December 2019 and resulting in the ongoing global pandemic in 2020, 2021 and 2022
EBITDA	Earnings before interest, taxes, depreciation and amortization
EV	Electric vehicle
EPS	Earnings per share
EU	European Union
F&I	Finance, insurance and other
FMCC	Ford Motor Credit Company
GBP	British Pound Sterling (£)
GDP	Gross domestic product
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
NOL	Net operating loss
NYSE	New York Stock Exchange
OEM	Original equipment manufacturer
PRU	Per retail unit
PSU	Performance stock unit
ROU	Right-of-use
RSA	Restricted stock award
RSU	Restricted stock unit
SAAR	Seasonally adjusted annual rate of vehicle sales
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
USD	United States Dollar
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the U.S.
VSC	Vehicle service contract
WACC	Weighted average cost of capital

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Unless the context requires otherwise, references to “we,” “us,” “our,” or “the Company” mean the business and operations of Group 1 Automotive, Inc. and its subsidiaries.
This Annual Report on Form 10-K (“Form 10-K”) includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements include, but are not limited to, statements concerning our strategy, future operating performance, future liquidity and availability of financing, capital allocation, the completion of future acquisitions and divestitures, business trends in the retail automotive industry and changes in regulations. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions are intended to identify forward-looking statements.
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

PART I
Item 1. Business
General
Group 1 Automotive, Inc. is a leading operator in the automotive retail industry. Through our omni-channel platform, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. We are a multinational organization, with operations in geographically diverse markets that extend across 17 states in the U.S. and 34 towns and cities in the U.K. As of December 31, 2022, our retail network consisted of 149 dealerships in the U.S. and 55 dealerships in the U.K.
Discontinued Operations
On November 12, 2021, we entered into a Share Purchase Agreement (the “Brazil Agreement”) with Original Holdings S.A. (“Buyer”). Pursuant to the terms and conditions set forth in the Brazil Agreement, Buyer agreed to acquire 100% of the issued and outstanding equity interests of our Brazilian operations (the “Brazil Disposal Group”) for approximately BRL 510 million in cash (the “Brazil Disposal”). On July 1, 2022, we completed the Brazil Disposal. The Brazil Disposal Group met the criteria to be reported as discontinued operations. Therefore, the related assets, liabilities and operating results of the Brazil Disposal Group are reported as discontinued operations (the “Brazil Discontinued Operations”) for all periods presented. Effective as of the fourth quarter of 2021, we are aligned into two reportable segments: the U.S. and the U.K. Refer to Note 20. Segment Information within our Notes to Consolidated Financial Statements within this Form 10-K, for further information on our reportable segments. Refer to Note 4. Discontinued Operations and Other Divestitures within the Notes to Consolidated Financial Statements within this Form 10-K, for additional information regarding business dispositions. Unless otherwise specified, disclosures in this Form 10-K reflect continuing operations only.
Dealership Operations
Our new vehicle revenues include new vehicle sales and new vehicle lease transactions, sold at our dealerships or via our digital platform, AcceleRide®. We sell retail used vehicles directly to our customers at our dealerships and via AcceleRide® and wholesale our used vehicles at third party auctions. We sell replacement parts and provide both warranty and non-warranty maintenance and repair services at each of our franchised dealerships, as well as provide collision repair services at the 46 collision centers that we operate. We also sell parts to wholesale customers. Revenues from our F&I operations consist primarily of fees for arranging financing and selling vehicle service and insurance contracts in connection with the retail sale of a new or used vehicle. We offer a wide variety of third-party finance, vehicle service and insurance products in a convenient manner at competitive prices. We showcase our products on menus that display pricing and other information, allowing customers to choose the products that suit their needs.
The following chart presents total revenues and gross profit contribution from our operations by new vehicles, used vehicles, parts and service and F&I for the year ended December 31, 2022 (“Current Year”):

The following chart presents our diversity of new vehicle unit sales by manufacturer for the Current Year:
The following table shows our new vehicle unit sales geographic mix for the Current Year and our franchise count as of December 31, 2022:

		New vehicle unit sales geographic mix (%)	Franchises
Region	Geographic Market
U.S.	Texas	37.2%	76
	Massachusetts	9.9%	22
	Oklahoma	5.8%	20
	California	5.4%	7
	Georgia	3.8%	9
	New Mexico	2.4%	9
	Maine	2.3%	11
	New Jersey	2.2%	9
	New Hampshire	1.9%	5
	Florida	1.9%	4
	South Carolina	1.8%	3
	Louisiana	1.7%	10
	Kansas	1.5%	3
	New York	1.4%	4
	Alabama	0.7%	2
	Maryland	0.6%	2
	Mississippi	0.3%	1
		80.8%	197

U.K.	United Kingdom	19.2%	78
		100.0%	275

Business Strategy
Our business strategy is built upon our commitment to maximize the return on investment for our stockholders. We intend to execute our business strategy by staying close to our core competencies and focusing on three key initiatives, each as further described below:
•organizational growth;
•teamwork and collaboration; and
•aftersales excellence.
Key to the success of these initiatives, is our determination to be great partners to those around us, including but not limited to our customers, employees, vendors, OEM partners, philanthropic partners and the communities in which we do business.
Organizational Growth
In 2021 and 2022, the retail automotive industry experienced multiple merger and acquisition transactions aimed at further consolidation of the industry. Despite this increase in merger and acquisition activity, the industry remains fragmented to a significant degree. We believe there will continue to be opportunity for consolidation within the industry. Consistent with our acquisition activity completed in 2021 and 2022, we intend to pursue growth opportunities in 2023, specifically focusing on brands and dealerships that will provide attractive returns to our dealership portfolio.
We evaluate all brands and geographies to expand our portfolio, seeking to acquire dealerships in growth-positioned or economically stable markets, or that are economically accretive to our existing markets. Acquisitions completed within our existing markets allow us to capitalize on economies of scale and provide for cost saving opportunities in key expense areas such as used vehicle sourcing, advertising, purchasing, data processing and personnel utilization. In addition to cost savings opportunities, scale enables us to make the EV, facility, compliance, real estate, and technology investments necessary to thrive in today’s retail automotive industry.
In addition to expanding our portfolio of dealerships through acquisitions, from time to time, we make decisions to optimize our portfolio by disposing of certain dealerships. In some instances, we dispose of underperforming dealerships where we no longer believe opportunity exists for improvement. We may also dispose of certain dealerships in order to complete strategic acquisition opportunities. We may dispose of a less significant dealership to allow us to acquire a more substantial dealership within the same or another geographic area based on the ownership limitations in the respective franchise agreement.
Refer to Note 3. Acquisitions and Note 4. Discontinued Operations and Other Divestitures within the Notes to Consolidated Financial Statements within this Form 10-K, for additional information regarding our acquisitions and dispositions.
Teamwork and Collaboration
As a multinational automotive retailer, we seek to identify and implement operational improvements within our dealerships by leveraging the unique and varying experiences of our U.S. and U.K. automotive retailers. The U.K. has adopted EV technology at a much faster pace than the U.S., providing us the opportunity to develop best-in-class practices for servicing EV customers through our U.K. dealerships. Alternatively, our dealerships in the U.S. were the first to adopt the use of AcceleRide® and likewise developed standard practices to enhance the customer experience with this technology. With teamwork and collaboration, we are sharing these best-in-class standard practices across our U.S. and U.K. operations.
In addition to benefiting from our shared dealership experiences, we are capitalizing on technology advances in robotic process automation and artificial intelligence to improve our marketing, call center and back-office efficiency. This effort, in recent years, has primarily focused on our U.S. dealerships, from which we have gained valuable insight and knowledge. In late 2022, we launched our first use of robotics within the back-office functions of the U.K. This effort is expected to continue throughout 2023 as we leverage the already established processes developed in the U.S. We continuously evaluate our processes to identify opportunities for process automation, enabling us to facilitate our customers’ vehicle inventory selection on a more expedited basis, process parts inventory and F&I products transactions quicker and price cars more competitively for our customers using the latest and most accurate information available. We believe our continued focus on process automation, while collaborating across our global retail operations, is a key value differentiator within the industry for our stockholders.

Aftersales Excellence
We look to strengthen our aftersales excellence by further driving sustained growth in our higher margin parts and service operations. Our success hinges on the retention and hiring of skilled service technicians and advisors and customer retention levels.
Many of our U.S. service operations utilize a four-day work week for service technicians and advisors which allows us to expand our hours of operations during the week. This change has resulted in increased service technician and advisor retention, thereby expanding our service capacity without investing additional capital in facilities.
With a focus on the aftersales impact on the customer journey, we have and will continue to increase customer retention through more convenient service hours, training of our service advisors, selling service contracts with vehicle sales and customer relationship management software that allows us to provide targeted marketing to our customers. Our online service appointment platform and centralized call centers have also improved the customer experience. Improved aftersales customer retention should lead to future additional or replacement vehicle purchases, continuing the containment of the entire customer life cycle within our dealerships.
The complexity of vehicles, especially in the area of electronics, and technological advancements, are making it increasingly difficult for independent repair shops to maintain the expertise and technology to work on these vehicles. Our service departments are equipped for any EV make and any model on the road today. This provides us the opportunity to advance our market share well into the future.
Competition
The automotive retail industry is highly competitive across all our service lines. Consumers have a number of choices when deciding where and how to (i) purchase a new or used vehicle as well as select related vehicle financing and insurance products; (ii) purchase related parts and accessories; and (iii) procure vehicle maintenance and repair services.
New and Used Vehicles Sales
We believe the principal competitive factors in the automotive retailing business are location, service, price, selection, online capabilities, established customer relationships, and reputation. In the new vehicle market, our dealerships compete with other franchised dealerships in their market areas, as well as auto brokers, leasing companies and internet companies that provide referrals to, or broker vehicle sales with, other dealerships or customers. Our new vehicle dealer competitors also have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we do. We do not have any cost advantage in purchasing new vehicles from vehicle manufacturers, and our current franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. Several companies are currently manufacturing EVs for sale primarily through the internet, under a direct to consumer model, without using the traditional dealer-network or are considering such a strategy, including some of our manufacturer partners.
In the used vehicle market, our dealerships compete both in their local market and nationally with other franchised dealers, large multi-location used vehicle retailers, local independent used vehicle dealers, automobile rental agencies and private parties for the supply and resale of used vehicles.
Parts and Service
We believe the principal competitive factors in the parts and service business are the quality of customer service, the use of factory-approved replacement parts, familiarity with a manufacturer’s brands and models, location, price, the availability and competence of technicians, and the availability of training programs to enhance such expertise. In the parts and service market, our dealerships compete with other franchised dealers to perform warranty maintenance and repairs, conduct manufacturer recall services and sell factory replacement parts. Our dealerships also compete with other automobile dealers, franchised and independent service center chains and independent repair shops for non-warranty repair and maintenance business. In addition, our dealerships sell replacement and aftermarket parts both locally and nationally in competition with franchised and independent retail and wholesale parts outlets. A number of regional or national chains offer selected parts and services at prices that may be lower than ours. Our collision centers compete with other large, multi-location companies, as well as local, independent, collision service operations.
F&I
We believe the principal competitive factors in the F&I business are convenience, interest rates, product availability and affordability, product knowledge and flexibility in contract length. We face competition in arranging financing for our customers’ vehicle purchases from a broad range of unaffiliated third-party financial institutions. Many financial institutions now offer their own menu of F&I products, providing an alternative to our product offering, which may reduce our profits from the sale of these products through reduced penetration.

Manufacturers’ Relationships and Agreements
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
Our dealership service departments perform vehicle repairs and service for customers under manufacturer warranties. We are reimbursed for the repairs and service directly from the manufacturer. Some manufacturers offer rebates to new vehicle customers that we are required, under specific program rules, to adequately document, support and collect. In addition, some manufacturers provide us with incentives to order and/or sell certain models and/or volumes of inventory over designated periods of time. Under the terms of our dealership franchise agreements, the respective manufacturers are able to perform warranty, incentive and rebate audits and charge us back for unsupported or non-qualifying warranty repairs, rebates or incentives.
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

The U.K. generally does not have automotive dealership franchise laws and, as a result, our U.K. dealerships operate without these types of specific protections. However, similar protections may be available as a matter of general U.K. contractual law. In addition, our U.K. dealerships are subject to U.K. antitrust rules prohibiting certain restrictions on the sale of new vehicles and spare parts and on the provision of repairs and maintenance. As a matter of 2020 EU law, authorized dealers are generally able to, subject to manufacturer facility requirements, relocate or add additional facilities throughout the EU, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on cross supplies (including on transfers of dealerships) between existing authorized dealers within the EU. However, certain restrictions on dealerships may be permissible, provided the conditions set out in the relevant EU Block Exemption Regulations are met. The U.K. formally exited the EU on January 31, 2020, and the EU and the U.K. reached an agreement in principle as set out in the EU-U.K. Agreement, which became provisionally applicable on January 1, 2021. The EU-U.K. Agreement commits the parties to maintaining antitrust/competition law based on the common principles underlying the respective competition frameworks, and envisages cooperation and coordination between the U.K. and EU competition authorities. Similarly, as of January 1, 2021, the relevant EU Block Exemption Regulations remain in effect under domestic U.K. law, as amended in accordance with the U.K. competition framework. In July 2022, the Competition and Markets Authority of the U.K. published proposed recommendations broadly similar to the Block Exemption Regulations currently in effect, but these may be further amended, revoked or extended by subsequent U.K. law.
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
These laws, regulations and controls may impose numerous obligations on our operations including the acquisition of permits to conduct regulated activities, the imposition of restrictions on where or how to manage or dispose of used products and wastes, the incurrence of capital expenditures to limit or prevent releases of such material, and the imposition of substantial liabilities for pollution resulting from our operations or attributable to former operations. For example, in the U.S., most of our dealerships utilize storage tanks that are subject to testing, containment, upgrading and removal regulations under the federal Resource Conservation and Recovery Act, analogous state statutes and their implementing regulations. Failure to comply with these laws, regulations and permits may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory remedial and corrective action obligations or increase of capital expenditures, restrictions, delays and cancellations in permitting or in the performance or expansion of projects and the issuance of injunctions limiting or preventing some or all of our operations in affected areas. Additionally, certain environmental laws may result in imposition of joint and several strict liability, which could cause us to become liable as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. For instance, an accidental release from one of our storage tanks could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations.

Properties that we now or have in the past owned or leased in the U.S. are subject to the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state statutes. These statutes can impose strict and joint and several liability for cleanup costs on those that are considered to have contributed to the release of a hazardous substance, including for historic spills that occurred prior to our ownership of our properties even if we did not know of, or did not cause the release of such hazardous substances. We also are subject to the Clean Water Act, analogous state statutes, and their implementing regulations which, among other things, prohibit discharges of pollutants into regulated waters without permits, require containment of potential discharges of oil or hazardous substances, and require preparation of spill contingency plans. Air emissions from some of our operations, such as vehicle painting, may be subject to the federal Clean Air Act and analogous laws. Laws and regulations protecting the environment are complex and generally become more stringent over time, which may result in increased costs for future environmental compliance and remediation. Comparable laws and regulations have been enacted in the U.K. Certain health and safety standards promulgated by the Occupational Safety and Health Administration of the U.S. Department of Labor and related state agencies also apply to our operations.
The threat of climate change continues to attract considerable attention in the U.S., U.K. and elsewhere globally. As a result, numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government, in locations affecting our business, to monitor and limit existing emissions of greenhouse gas (“GHG”), as well as to restrict or eliminate such future emissions. Gas and diesel-powered automobiles are one source of GHG emissions and in the recent past, the U.S. Environmental Protection Agency (“EPA”), together with the National Highway Traffic Safety Administration (“NHTSA”), implemented GHG emissions limits on vehicles manufactured for operation in the U.S. On January 20, 2021, President Joe Biden issued an executive order recommitting the United States to participation in the Paris Agreement, which is a United Nations-sponsored, non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. The U.K. is similarly committed to the Paris Agreement, and the U.K. announced in late 2020 that it plans to ban sales of new gasoline and diesel-powered vehicles after 2030. Additional regulation of GHG emissions from the vehicles could increase the cost of vehicles sold to us. Consumer concerns regarding climate change could also alter consumer preferences and adversely affect our ability to market and sell vehicles. These developments could increase our costs of operation as well as reduce our volume of business.
Vehicle manufacturers in the U.S. are also subject to regulations by the EPA and the NHTSA that establish corporate average fuel economy (“CAFE”) standards applicable to light-duty vehicles. These agencies have finalized more stringent standards for both heavy-duty and light-duty vehicles and for increased fuel economy for vehicles in upcoming model years. California and other states have indicated they would pursue more stringent CAFE and GHG standards than required by current EPA and NHTSA standards. Comparable laws and regulations have been enacted in the U.K, including updated standards for cars, vans and heavy-duty trucks for upcoming model years. Our OEMs require lead time to prepare new vehicle models and more stringent regulations could result in increased costs and time constraints, or result in our OEMs deciding to increase production targets of EVs in anticipation of such regulations. These developments could also significantly increase our costs of operation as well as reduce our volume of business. For additional information, see Item 1A. Risk Factors within this Form 10-K.
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
For further discussion, refer to Item 1A. Risk Factors, within this Form 10-K.

Human Capital
People make up the foundation of everything we do at the Company. Our core values — Integrity, Transparency, Professionalism, Teamwork and Respect — define our culture and help us attract and retain talented employees. As of December 31, 2022, we had 15,491 employees (full-time, part-time and temporary), of which 12,004 were employed in the U.S. and 3,487 in the U.K.
Employee Engagement
We engage in activities aimed at listening to our employees and addressing their concerns. In turn, our employees deliver exceptional service to our customers, and ultimately achieve exceptional results for our investors. We solicit employee feedback through multiple channels such as employee surveys and town halls. Our annual employee survey provides our management team with valuable insight into employees’ perception of workplace culture and progress on our corporate mission. The results inform our overall human capital management methods and other growth strategies.
In 2022, we launched an all-in-one communication platform that keeps our employees across the U.S. and U.K. up-to-date on the latest company news and brings our teams together digitally. The platform offers our executive team the ability to engage in direct and more frequent, real-time communication with our employees. The features of the platform include targeted announcement capabilities, company documents like policies, guidelines and benefits plans, and quick access to employee and department directories. We believe that working together is critical to prepare for coming opportunities and changes affecting us internally and externally.
Training and Development
We offer a variety of training courses and professional development opportunities to employees based on job categories, including a management training program and a technician training program. In addition to job specific courses, we also offer leadership training. Employees have opportunities for various certification levels based on training completed and tenure.
Diversity, Equity and Inclusion (“DEI”)
We maintain a DEI council that is chaired by our Chief Diversity Officer. The council’s mission is to foster a diverse and inclusive culture where employees of all backgrounds are respected, valued and developed. We enhance employee engagement in DEI by offering training, recruitment and career path development where a sense of belonging is apparent throughout the organization. The council has four primary areas of focus: Talent Acquisition, Talent Development, Community Building and Women in the Workplace. The council consists of a diverse group of employees, providing representation across the organization. Each area has an employee chairperson, as well as an executive sponsor. In addition, employees participate in on-going diversity and inclusion training programs which were specifically developed for the Company.
Environmental, Social and Governance (“ESG”)
We are committed towards a more sustainable future by working to improve various aspects of our business in the ESG areas most relevant to us, our stakeholders and our industry. With oversight from our Board of Directors, in 2021 we performed a thorough review of our business operations pertaining to: hiring practices, equal pay, promotional practices, health and safety, health insurance, community impact and environmental impact. Building off this analysis, we performed a second assessment in 2022.
This effort included a detailed desktop study reviewing key material topics relevant to the automotive industry, an analysis of survey responses from our internal and external stakeholders, and interviews with executive leaders across our business and our Board members. With the aide of the assessment results, the Company placed priority on pressing ESG issues and designated resources for their management and disclosure.
Environmental
Our commitment to sustainability includes reducing our impact on the environment and doing our share to contribute to a healthier planet. We look for opportunities to reduce our energy consumption, eliminate waste, and accommodate the growing EV market.
One of our principal business activities is the construction and operation of new and remodeled dealership facilities. We continue to invest in numerous initiatives to improve our carbon and broader environmental footprint as we strive to be good stewards of the environment, such as climate control thermostats and LED lighting to improve our energy efficiency, solar panels to increase our usage of renewable energy, and up-to-date waste management systems to improve our handling of chemicals and other byproducts from our dealerships’ operations. We are continuously working with our OEM partners and third-party construction consultants to enhance the buying experience in our facilities.

In 2021, we established a team responsible for driving capital allocation recommendations for the expansion of the EV infrastructure in our dealerships. EV chargers, lifts, shop equipment and battery storage facilities are all critical elements to address the emerging market for EVs. We work closely with our manufacturing partners to market these vehicles and play a large role in servicing them. We are certified to repair and service EVs, including Tesla EVs at select locations. We also provide EV batteries and parts. We are committed to supporting our customers who currently own EVs and those that purchase EVs in the future.
Social
We maintain a human capital strategy that supports a diverse and inclusive workforce with equal opportunity. The Company offers programs for training and career advancement, strong benefits, incentives, and health, safety and wellness initiatives.
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
We believe the composition of our Board of Directors is critical to our success. As the Company continues to evolve, so do the perspectives, skills and experiences that the Board of Directors seeks in its director nominees. Since 2016, we have welcomed five new independent directors, each of whom brings extensive experience and fresh perspectives to enrich the Board of Directors’ dialogue and enhance its ability to effectively oversee our business. One-third of our directors are women, all of whom serve as committee chairs, and two of our members are non-U.S. citizens.
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
At the corporate level, we established a Safety and Risk Steering Committee, which reviews the effectiveness of the Company’s risk management system, including a review of policies and profiles of financial and non-financial risks.
We track and identify new and emerging risks, and to the extent they affect or could potentially affect our business, we develop action plans with assigned sponsors to address and mitigate that risk. We use an internal process to help identify if we have enough controls in place to properly manage each risk.
In late 2022, we appointed a Compliance Officer to oversee compliance across the organization. As the compliance leader, this individual is responsible for establishing standards and implementing procedures to ensure that the compliance programs throughout the organization are effective and efficient in identifying, preventing, detecting and correcting noncompliance with company policies, applicable laws and regulations.
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
The shortage of new vehicle supply, led by a global semiconductor and other parts shortage, as well as the current rising inflation and increasing interest rate environment, has and could continue to lead to a deviation from historical seasonal variations. As a result, historical seasonal variation patterns may not be an appropriate indicator of current and future trends in seasonal variations.

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
•Our Corporate Governance Guidelines;
•The charters for our Audit, Compensation and Human Resources, Finance/Risk Management and Governance & Corporate Responsibility Committees;
•Our Code of Conduct for Directors, Officers and Employees (“Code of Conduct”);
•Our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Controller (“Code of Ethics”); and
•Our Sustainability Report.
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
References to the Company's website in this Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Form 10-K.
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
Increased demand for personal electronics, coupled with the impact of the COVID-19 pandemic on manufacturers, created a shortfall of semiconductor chips. This adversely impacted production of new vehicles, parts and other supplies, thereby reducing new vehicle inventories, increasing new vehicle prices and limiting the availability of replacement parts. Under these conditions, automotive dealer profits have increased sharply as new vehicle prices and margins have more than offset the effects of lower new vehicle volume. At such time that semi-conductor chip and other parts shortages are resolved, vehicle production may increase, and new vehicle prices could decrease thereby resulting in reduced profitability at our dealerships.
A significant portion of our vehicles purchased by customers are financed. Tightening of the credit markets, increases in interest rates and credit conditions may decrease the availability or increase the costs of automotive loans and leases and adversely impact our new and used vehicle sales and margins. In particular, if sub-prime finance companies apply higher credit standards or if there is a decline in the overall availability of credit in the sub-prime lending market, the ability of selected consumers to purchase vehicles could be limited, which could have a material adverse effect on our business and results of operations.

In addition, local economic, competitive and other conditions affect the performance of our dealerships. Our results of operations depend substantially on general economic conditions and spending habits in those regions of the U.S. and U.K. where we maintain our operations.
Recent economic and financial developments, including rising inflation, high energy prices, increasing interest rates and the potential recessionary environment could adversely affect our operations and financial condition.
During the Current Year, the global economy experienced rising inflation and increased volatility in gasoline and energy prices. In response to inflationary pressures and macroeconomic conditions, the U.S. Federal Reserve, along with other central banks, including in the U.K., continued to increase interest rates throughout 2022 and have indicated that such increases may continue into 2023, which could lower demand for new and used vehicles in future periods. Additionally, U.S. GDP shrank for two consecutive quarters in the first half of 2022 and increased for the third and fourth quarters of 2022, indicating there is uncertainty as to whether the U.S. economy will experience a recession in the near-term. In Europe, rising energy costs as a result of supply disruptions and increased winter demand for heating could place additional strain on our suppliers’ ability to maintain current production levels of vehicles and vehicle parts. Across the EU, these energy constraints could result in nations or regions enacting emergency energy related policies, limiting energy availability for manufacturers. Any such production constraints could further exacerbate an already ailing supply chain. The impact of these macroeconomic developments on our operations cannot be predicted with certainty.
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
The Russian invasion of Ukraine and the retaliatory measures imposed by the U.S., U.K., EU and other countries and the responses of Russia to such measures have caused significant disruptions to domestic and foreign economies.
The February 2022 military invasion of Ukraine by Russia (the “Russia and Ukraine Conflict”) had an immediate impact on the global economy resulting in higher prices for oil and other commodities. The U.S., U.K., EU and other countries responded to Russia’s invasion of Ukraine by imposing various economic sanctions and bans. Russia has responded with its own retaliatory measures. These measures have impacted the availability and price of certain raw materials throughout the global economy. The invasion and retaliatory measures have also disrupted economic markets. The global impact of these measures is continually evolving and cannot be predicted with certainty and there is no assurance that Russia’s invasion of Ukraine and responses thereto will not further disrupt the global economy and supply chain. In particular, the Russia and Ukraine Conflict has further impacted the ability of certain OEMs to produce new vehicles and new vehicle parts, which may result in continued disruptions to the supply of new and used vehicles. Further, there is no assurance that when the Russia and Ukraine Conflict ends, countries will not continue to impose sanctions and bans.
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
We rely on the positive cash flow we generate from our operations and our access to the credit and capital markets to fund our operations, growth strategy, and return of cash to our shareholders through share repurchases and dividends. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to liquidity sources on favorable terms depends on multiple factors, including our operating performance and credit ratings. Our debt securities currently are rated just below investment-grade and a downgrade of this rating likely would negatively impact our access to the debt markets and increase our cost of borrowing. Disruptions in the debt markets or any downgrade of our credit ratings could adversely affect our operations and financial condition and our ability to finance acquisitions or return cash to our shareholders. We can make no assurances that our ability to obtain additional financing through the debt markets will not be adversely affected by economic conditions or that we will be able to maintain or improve our current credit ratings.

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
Our common stock is traded publicly, and various securities analysts follow our financial results and frequently issue reports on the Company which include information about our historical financial results as well as their estimates of our future performance. These estimates are based on their own opinions and are often different from management’s estimates or expectations of our business. If our operating results are below the estimates or expectations of public market analysts and expectations of our investors, our stock price could decline.
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
Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, reductions in access to capital or credit, labor strikes or similar disruptions (including within their major suppliers), supply shortages, rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products, including due to bankruptcy, product defects, litigation, ability to keep up with technology and business model changes, poor product mix or unappealing vehicle design, governmental laws and regulations, natural disasters or other adverse events. In particular, all of our OEMs are investing material amounts to develop electric and autonomous vehicles. These investments could cause financial strain on our OEMs or fail to deliver attractive vehicles for customers which could lead to adverse impacts on our business. The OEMs have been and could continue to be impacted by the COVID-19 pandemic’s impact on the economy, factory production, parts shortages, including semiconductor chips, and other disruptions. These and other risks could materially adversely affect the financial condition of any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could have a material adverse effect on our business, results of operations and financial condition.
During the Current Year, our manufacturers’ production continued at reduced levels as a result of global semiconductor and other parts shortages. Despite recent improvements in production by certain manufacturers driving an improvement in vehicles days’ supply, our new vehicle inventory continues to be impacted compared to historical levels. Our new vehicle days’ supply of inventory was approximately 24 days as of the Current Year, as compared to 12 days and 53 days for the years ended December 31, 2021 and 2020, respectively. It is impossible to predict with certainty the duration of the production issues or when normalized production will resume at these manufacturers. If our manufacturers’ production remains at current reduced levels or in some cases continues to decline, diminishing our ability to meet the immediate needs of our customers, the production shortage could have a material adverse impact on our financial and operating results.
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
We are dependent on our relationships with manufacturers, which exercise a great degree of influence over our operations through the franchise agreements. Our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including any unapproved changes of ownership or management, sales and customer satisfaction performance deficiencies and other material breaches of the franchise agreements. Manufacturers may also have a right of first refusal if we seek to sell dealerships. Additionally, we cannot guarantee that the terms of any renewals will be as favorable to us as our current agreements. Although we are generally protected by automotive dealership franchise laws requiring “good cause” be shown for such termination, if such an instance occurs, we cannot guarantee that the termination of the franchise will not be successful.
A manufacturer may also limit the number of its dealerships that we may own or the number that we may own in a particular geographic area. Delays in obtaining, or failing to obtain, manufacturer approvals and franchise agreements for dealership acquisitions could adversely affect our acquisition program. From time to time, we have not met all of the manufacturers’ requirements to make acquisitions and have received requests to dispose of certain of our dealerships. In the event one or more of our manufacturers sought to prohibit future acquisitions or imposed requirements to dispose of one or more of our dealerships, our acquisition and growth strategy could be adversely affected. Moreover, our franchise agreements do not give us the exclusive right to sell a manufacturer’s product within a given geographic area. Subject to state laws in the U.S. that are generally designed to protect dealers, a manufacturer may grant another dealer a franchise to start a new dealership near one of our locations, or an existing dealership may move its dealership to a location that would more directly compete against us. The location of new dealerships near our existing dealerships could have a material and adverse effect on our operations and reduce the profitability of our existing dealerships. Furthermore, if current manufacturers or future manufacturers are not required to conduct their business in accordance with state franchise laws and thereby circumvent the current dealer-network to sell directly to the customer, our results of operations may be materially and adversely affected.
Substantial competition in automotive sales and services could adversely impact our sales and our margins.
The automotive retail industry is highly competitive. Within our markets we are subject to competition from franchised automotive dealerships and other businesses as it relates to new and used vehicles, parts and service, as well as acquisitions. The internet has become a significant part of the advertising and sales process in our industry. Customers are using the internet to compare prices for new and used vehicles, automotive repair and maintenance services, finance and insurance products and other automotive products. If we are unable to effectively use the internet to attract customers to our own online channels, such as our AcceleRide® platform, and mobile applications, and, in turn, to our stores, our business, financial condition, results of operations and cash flows could be materially adversely affected. The growing use of social media by consumers increases the speed and extent that information and opinions can be shared, and negative posts or comments on social media about the Company or any of our dealerships could damage our reputation and brand names, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Global responses to climate change and resulting changes in consumer demand towards fuel efficient vehicles and EVs, and shifts by manufacturers to meet demand, could adversely affect our new and used vehicle sales volumes, parts and service revenues and our results of operations.
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

Changes in fuel prices, changes in customer preferences, government support, improvements in EVs and more EV options have increased the customer demand for more fuel efficient vehicles and EVs. Significant increases in fuel economy requirements, new federal or state restrictions on emissions of carbon dioxide or new federal or state incentive programs that have or may be imposed on vehicles and automobile fuels could adversely affect demand for certain vehicles, annual miles driven or the products we sell. For example, in the U.S., President Biden issued an executive order in 2021 aiming to increase EV sales by 2030. In 2022, the U.S. enacted the Inflation Reduction Act of 2022, which provided a number of incentives to install EV infrastructure, purchase certain “clean vehicles,” or otherwise encourage a shift to vehicles with lower carbon emissions. Representatives of the U.K. government have proposed a ban on the sale of gasoline engines in new cars and new vans that would take effect as early as 2030 and a ban on the sale of gasoline hybrid engines in new cars and new vans as early as 2035. These, and similar proposals could impact demand for certain vehicles, even if not finalized by creating consumer uncertainty.
With a potential increase in demand by consumers for EVs, and government support for such actions, manufacturers have also announced increased production focus on the manufacture of fuel efficient vehicles and EVs. As more EVs potentially enter the market, and internal combustion or diesel engine vehicle production is reduced, it will be necessary to adapt to such changes by selling and servicing these units effectively in order to meet consumer demands and support the profitability of our dealerships. We may not be able to accurately predict, prepare for and respond to new kinds of technological innovations with respect to EV and other technologies that minimize emissions. If maintenance costs of EVs were to substantially decrease, this could have a material adverse effect on our parts and service revenues. If consumer demand increases for fuel efficient vehicles or EVs and our manufacturers are not able to adapt and produce vehicles that meet the customer demands or we are unable to align with the manufacturers of these vehicles, such events could adversely affect our new and used vehicle sales volumes, parts and service revenues and our results of operations.
Our inability to acquire and successfully integrate new dealerships into our business could adversely affect the growth of our revenues and earnings.
Growth in our revenues and earnings partially depends on our ability to acquire new dealerships and successfully integrate those dealerships into our existing operations. We cannot guarantee that we will be able to identify and acquire dealerships in the future. In addition, we cannot guarantee that any acquisitions will be successful or on terms and conditions consistent with past acquisitions. Restrictions by our manufacturers, as well as covenants contained in our debt instruments, may directly or indirectly limit our ability to acquire additional dealerships. Increased competition for acquisitions may develop, which could result in fewer acquisition opportunities available to us and/or higher acquisition prices, and some of our competitors may have greater financial resources than us.
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
In particular, as a result of the consummation of the acquisition of the Prime Automotive Group (“Prime”), including 28 dealerships, certain real estate and three collision centers in the Northeastern U.S. in November 2021 (the “Prime Acquisition”), we now have a larger business and more assets and employees than we did prior to the transaction. The integration process required us to expand the scope of our operations and financial and other systems. Our management devotes a substantial amount of time and attention to the process of integrating the operations of acquired dealerships into our business.
If any of these factors limits our ability to integrate acquired dealerships into our operations successfully or on a timely basis, our expectations regarding future results of operations, including certain run-rate revenue and expense synergies expected to result from acquisitions, might not be met. As a result, we may not be able to realize the expected benefits that we seek to achieve from the acquisitions. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business, including efforts to further expand our product portfolio.

Vehicle manufacturers may alter their distribution models.
In December 2021, Mercedes Benz announced the transition to an agency model for distribution of vehicles in the U.K. The transition began on January 1, 2023. In addition to the announcement by Mercedes Benz in the U.K., certain of our other vehicle manufacturers serving the U.K. and U.S. markets recently announced plans to explore an agency model for selling new vehicles. Under an agency model, our franchised dealerships would receive a fee for facilitating the sale of a new vehicle to a customer but would no longer record the vehicle sales price as revenue, record vehicles in inventory or incur floorplan interest expense, as has been historical practice. The agency model, as adopted by Mercedes Benz, will result in reduced revenues, as we will act as an agent of Mercedes Benz, receiving a commission for each sale and other expense fee support. We do not expect a material negative or positive impact to the U.K. region gross margin and consolidated results of operations from a change to the Mercedes Benz agency model. Notwithstanding this fact, we cannot predict the actions of other manufacturers and whether the agency models proposed by them will have the same terms and conditions as those contracted by Mercedes Benz. The agency model, if adopted by other manufacturers, would reduce revenues. The other impacts to our U.K. and the U.S. regions and consolidated results of operations remain uncertain until such time as the other vehicle manufacturers provide additional details regarding their specific agency model plans. We are uncertain if agency models will be widely adopted in the U.K. or U.S.
Additionally, in 2022, Ford announced potential changes to its distribution model related to EVs. These changes potentially include required dealership capital investment and alterations to vehicle pricing structures. Such changes, if implemented by Ford or other manufacturers, could negatively impact our margins and capital costs. We are uncertain of the nature of the impact of such distribution changes to EVs or if such changes will be widely adopted in the U.S. or the U.K.
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
Some of our dealerships are concentrated in states and regions in the U.S. and U.K., in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, snowstorms, flooding, tornados, and hail storms) have in the past, and may in the future, disrupt our dealership operations. A disruption in our operations may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property value at dealership locations. Natural disasters and severe weather events have in the past and may in the future impair the value of our dealership property. Although we have, subject to certain limitations and exclusions, substantial insurance, including business interruption insurance, we may be exposed to uninsured losses that could have a material adverse effect on our business, results of operations and financial condition. Additionally, should we suffer significant losses in a short period of time, we run the risk that our premiums and/or deductibles could increase, which could adversely affect our business.
Risks associated with our international operations could have a material adverse effect on our business, results of operations and financial condition.
We have operations in the U.K. and as a result, we face political and economic risks and uncertainties with respect to our international operations. These risks may include, but are not limited to:
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

Legal, Regulatory and Compliance Risks
Changes to laws and regulations could adversely impact our operations and financial condition.
New laws and regulations at the state and federal level may be enacted which could materially adversely impact our business. For example, in 2022, the FTC proposed new regulations for automotive dealers that would prohibit a wide range of current industry-accepted sales practices with regard to sales and advertising of our vehicles and products, require an extensive series of both oral and written disclosures to be made at the initial contact in regard to the sale price of vehicles, financial terms and voluntary protection products, mandate the posting of certain pricing and other information on dealer websites, and impose burdensome recordkeeping requirements. Failure to adhere to these new policies could subject the Company to significant monetary and other penalties or require us to make adjustments to our products and services, any or all of which could result in lost revenues, increased expenses and substantial adverse publicity. These changes, if adopted as proposed, may lead to additional transaction times for the sale of vehicles, complicate the transaction process, decrease customer satisfaction, and impose recordkeeping burdens on our employees, among other effects. If these regulations were to be enacted, it could have an adverse effect on our business and profitability. Future legislation and regulations and changes in existing legislation and regulations, or interpretations thereof, could cause additional expenditures, tax liabilities, restrictions and delays in connection with our current business as well as future projects, the extent of which cannot be predicted.
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
With a potential increase in demand by consumers for EVs, and government support for such actions, we will incur costs and liabilities to sell and service EVs, including, but not limited to, personal protective equipment for employees, capital expenditures for specialized tools and equipment, service shop space and battery storage costs.
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
We assess goodwill and other indefinite-lived intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. Performance issues at individual dealerships, as well as adverse retail automotive industry and economic trends, increase the risk of an impairment charge, which could have a material adverse impact on our results of operations. No goodwill impairments were recorded during the years ended December 31, 2022, 2021 and 2020. During the year ended December 31, 2022, we recorded $1.3 million of impairment of intangible franchise rights. During the year ended 2021, no impairments of intangible franchise rights were recorded. During the year ended December 31, 2020, we recorded $20.7 million of impairment of intangible franchise rights. We may be required to record impairment charges if market and industry conditions deteriorate to such a level whereby the fair value of our reporting units, individually, is less than the carrying value of the corresponding reporting unit. We are subject to several market and industry risks as outlined elsewhere herein this Item 1A. Risk Factors, which could have a material adverse impact on our cash flows. We cannot accurately predict the amount and timing of any additional impairment charge at this time; however, any such impairment charge could have an adverse effect on our results of operations. Refer to Note 12. Intangible Franchise Rights and Goodwill within our Notes to Consolidated Financial Statements for further discussion of impairment.
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
U.S. GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or in underlying management assumptions, estimates or judgments could significantly change our reported or expected financial performance. The outcome of such changes could include litigation or regulatory actions which could adversely affect our financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our corporate headquarters, located at 800 Gessner, Suite 500, Houston, Texas. We own our regional headquarters in the U.K. As of December 31, 2022, we had 204 dealerships as shown below by region and by whether the associated real estate is leased or owned:

	Dealerships
Region	Owned	Leased
United States	109	40
United Kingdom	25	30
Total	134	70
Item 3. Legal Proceedings
For discussion of our legal proceedings, refer to Note 17. Commitments and Contingencies within our Notes to Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol “GPI.” There were 36 holders of record of our common stock as of February 10, 2023. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2022 — October 31, 2022 (2)	638,072	$156.70	638,072	$64.1
November 1, 2022 — November 30, 2022	188,327	$180.75	188,327	$191.1
December 1, 2022 — December 31, 2022	146,966	$188.42	146,966	$163.4
Total	973,365		973,365
(1) Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. On November 16, 2022, our Board of Directors increased the Company’s share repurchase authorization by $161.0 million to $200.0 million. Our share repurchase authorization does not have an expiration date.
(2) Shares repurchased under the Rule 10b5-1 trading plan that was effective from October 3, 2022 to October 19, 2022.
During December 2022, we adopted a Rule 10b5-1 trading plan that was effective from January 3, 2023 to January 23, 2023. Under the plan, we repurchased an additional 76,294 shares subsequent to December 31 2022, at an average price of $179.42 per share, for a total cost of $13.7 million.
Future share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, changes in laws and regulations, current economic environment and other factors considered relevant. As of December 31, 2022, we had $163.4 million available under our current stock repurchase authorization. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-K for additional information on share repurchases and authorization.
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
The returns of each member of the peer group are weighted according to each member’s stock market capitalization. The graph assumes that the value of the investment in our common stock, the S&P 500 Index and the peer group was $100 on the last trading day of December 2017, and that all dividends were reinvested.

	Base Period	Indexed Returns for the Years Ended
Company /Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Group 1 Automotive, Inc.	$100.00	$75.43	$145.13	$191.45	$287.23	$267.53
S&P 500 Index — Total Return	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
Peer Group	$100.00	$78.06	$119.48	$175.23	$245.15	$226.38

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part I, including the matters set forth in Item 1A. Risk Factors, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. Refer to Item 1. Business — General for an overview of our operations. Additionally, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2021 compared to fiscal year 2020.
Overview
Our operating results reflect the combined performance of each of our interrelated business activities. Historically, various facets of our business have been directly or indirectly impacted by a variety of supply/demand factors, including vehicle inventories, consumer confidence, consumer transportation preferences, discretionary spending levels, availability and affordability of consumer credit, new vehicle introductions and innovations, manufacturer incentives, the COVID-19 pandemic, weather patterns, fuel prices, inflation and interest rates. For example, during periods of sustained economic downturn or significant supply/demand imbalances, new vehicle sales may be negatively impacted as consumers tend to shift their purchases to used vehicles. Some consumers may delay their purchasing decisions altogether, electing instead to continue to maintain and repair their existing vehicles. In such cases, however, we believe the new vehicle sales impact on our overall business is mitigated by our ability to offer other products and services, such as used vehicles and parts, as well as maintenance, repair and collision services. In addition, our ability to expediently adjust our cost structure in response to changes in new vehicle sales volumes also tempers any negative impact of such sales volume changes.
Recent Events
Our manufacturers’ production continued at reduced levels in the Current Year, despite recent production improvements in the latter half of 2022 for some of those manufacturers. Inventory was constrained in 2022 as a result of sustained global semiconductor and other parts shortages. The shortage of new vehicles, compared to historical levels, led to sharply higher same store new vehicle sales prices and gross margins. Used vehicle gross margins declined in the Current Year, driven by volatility from new vehicle shortages and increased interest rates. Our new vehicle days’ supply of inventory was approximately 24 days at December 31, 2022, as compared to 12 days and 53 days, at December 31, 2021 and 2020, respectively. Current Year increases of new vehicle days’ supply of inventory were seen for most manufacturers.
The Russia and Ukraine Conflict and other geopolitical conflicts, as well as related international responses, have exacerbated inflationary pressures, including causing increases in the prices for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. In particular, the Russia and Ukraine Conflict further impacted the ability of certain OEMs to produce new vehicles and new vehicle parts, which resulted in continued disruptions to the supply of new and used vehicles in 2022.
During the Current Year, the global economy experienced rising inflation and an increase in gasoline and energy prices. In response to inflationary pressures and macroeconomic conditions, the U.S. Federal Reserve, along with other central banks, including in the U.K., increased interest rates throughout 2022. Additionally, U.S. GDP shrank for two consecutive quarters in the first half of 2022 and increased for the third and fourth quarters of 2022, indicating that there is uncertainty as to whether the U.S. economy will experience a recession in the near-term. As a result of rising inflation and higher interest rates, used vehicle pricing has declined in the latter part of 2022. Any further impact of these macroeconomic developments on our operations cannot be predicted with certainty.
In addition to the macroeconomic issues described above, the U.K. faces additional political and economic uncertainty as a result of recent leadership changes in the country’s government. This uncertainty has led to increased foreign currency exchange rate volatility for the country’s currency. During the Current Year, the GBP to USD foreign currency exchange rate has declined 10.4%, from £1 to $1.35 at December 31, 2021, to £1 to $1.21 at December 31, 2022.
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
Based on the qualitative test performed for the U.S. and U.K. reporting units in the fourth quarter of 2022, no quantitative test was deemed necessary. No goodwill impairments were recorded on any reporting units during the Current Year and for the year ended December 31, 2021 (the “Prior Year”). The quantitative goodwill impairment test is dependent on management estimates and assumptions used to determine the fair value of our reporting units. Refer to Note 12. Intangible Franchise Rights and Goodwill within our Notes to Consolidated Financial Statements for further discussion of goodwill, including management’s use of estimates and assumptions.
During the Current Year, impairment charges of $1.3 million were recorded for intangible franchise rights. In the Prior Year, no impairment was recorded for intangible franchise rights. As our intangible franchise rights are tested for impairment at the dealership level, any impairments are specific to the performance and outlook of the respective dealership.
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
We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our underlying business and results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our current period reported results for entities reporting in currencies other than USD using comparative period exchange rates rather than the actual exchange rates in effect during the respective periods. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. Additionally, we caution investors not to place undue reliance on non-GAAP measures, but also to consider them with the most directly comparable U.S. GAAP measures. Our management also uses constant currency and adjusted net cash flows from operating, investing and financing activities in conjunction with U.S. GAAP financial measures to assess our business, including communication with our Board of Directors, investors and industry analysts concerning financial performance. We disclose these non-GAAP measures and the related reconciliations because we believe investors use these metrics in evaluating longer-term period-over-period performance. These metrics also allow investors to better understand and evaluate the information used by management to assess operating performance.
Certain amounts in the financial statements may not compute due to rounding. All computations have been calculated using unrounded amounts for all periods presented.

The following tables summarize our operating results on a reported basis and on a same store basis for the Current Year, as compared to the Prior Year.
Reported Operating Data — Consolidated
(In millions, except unit data)

	For the Years Ended December 31,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$7,452.5	$6,504.8	$947.8	14.6%	$(146.4)	16.8%
Used vehicle retail sales	5,673.3	4,438.8	1,234.5	27.8%	(126.8)	30.7%
Used vehicle wholesale sales	364.6	365.7	(1.2)	(0.3)%	(13.3)	3.3%
Total used	6,037.9	4,804.6	1,233.3	25.7%	(140.2)	28.6%
Parts and service sales	2,009.5	1,591.2	418.4	26.3%	(28.9)	28.1%
F&I, net	722.2	581.4	140.8	24.2%	(7.4)	25.5%
Total revenues	$16,222.1	$13,481.9	$2,740.2	20.3%	$(322.8)	22.7%
Gross profit:
New vehicle retail sales	$825.6	$610.8	$214.8	35.2%	$(13.3)	37.3%
Used vehicle retail sales	313.8	354.2	(40.5)	(11.4)%	(6.9)	(9.5)%
Used vehicle wholesale sales	—	24.9	(24.9)	(100.0)%	0.3	(101.2)%
Total used	313.8	379.1	(65.3)	(17.2)%	(6.6)	(15.5)%
Parts and service sales	1,103.7	869.4	234.3	27.0%	(16.6)	28.9%
F&I, net	722.2	581.4	140.8	24.2%	(7.4)	25.5%
Total gross profit	$2,965.2	$2,440.7	$524.5	21.5%	$(44.2)	23.3%
Gross margin:
New vehicle retail sales	11.1%	9.4%	1.7%
Used vehicle retail sales	5.5%	8.0%	(2.4)%
Used vehicle wholesale sales	—%	6.8%	(6.8)%
Total used	5.2%	7.9%	(2.7)%
Parts and service sales	54.9%	54.6%	0.3%
Total gross margin	18.3%	18.1%	0.2%
Units sold:
Retail new vehicles sold	154,714	146,072	8,642	5.9%
Retail used vehicles sold	184,700	161,857	22,843	14.1%
Wholesale used vehicles sold	37,072	39,486	(2,414)	(6.1)%
Total used	221,772	201,343	20,429	10.1%
Average sales price per unit sold:
New vehicle retail	$48,170	$44,531	$3,639	8.2%	$(946)	10.3%
Used vehicle retail	$30,716	$27,424	$3,292	12.0%	$(687)	14.5%
Gross profit per unit sold:
New vehicle retail sales	$5,336	$4,181	$1,155	27.6%	$(86)	29.7%
Used vehicle retail sales	$1,699	$2,189	$(490)	(22.4)%	$(38)	(20.7)%
Used vehicle wholesale sales	$—	$630	$(630)	(100.0)%	$8	(101.3)%
Total used	$1,415	$1,883	$(468)	(24.9)%	$(30)	(23.3)%
F&I PRU	$2,128	$1,888	$240	12.7%	$(22)	13.8%
Other:
SG&A expenses	$1,783.3	$1,477.2	$306.2	20.7%	$(30.7)	22.8%
SG&A as % gross profit	60.1%	60.5%	(0.4)%
Floorplan expense:
Floorplan interest expense	$27.3	$27.6	$(0.4)	(1.3)%	$(0.7)	1.2%
Less: floorplan assistance (1)	56.0	54.2	1.8	3.3%	—	3.3%
Net floorplan expense	$(28.7)	$(26.5)	$(2.1)		$(0.7)
(1) Floorplan assistance is included within Gross profit — New vehicle retail sales above and Cost of sales — New vehicle retail sales in our Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	For the Years Ended December 31,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$6,183.2	$6,368.8	$(185.6)	(2.9)%	$(140.7)	(0.7)%
Used vehicle retail sales	4,866.1	4,368.0	498.1	11.4%	(120.8)	14.2%
Used vehicle wholesale sales	309.4	361.2	(51.8)	(14.3)%	(12.8)	(10.8)%
Total used	5,175.5	4,729.1	446.4	9.4%	(133.6)	12.3%
Parts and service sales	1,732.7	1,554.3	178.4	11.5%	(26.5)	13.2%
F&I, net	613.5	569.1	44.4	7.8%	(7.1)	9.1%
Total revenues	$13,705.0	$13,221.4	$483.6	3.7%	$(308.0)	6.0%
Gross profit:
New vehicle retail sales	$669.6	$596.0	$73.6	12.3%	$(12.7)	14.5%
Used vehicle retail sales	265.9	349.3	(83.4)	(23.9)%	(6.5)	(22.0)%
Used vehicle wholesale sales	(0.6)	24.6	(25.2)	(102.4)%	0.3	(103.6)%
Total used	265.3	373.9	(108.6)	(29.1)%	(6.3)	(27.4)%
Parts and service sales	934.7	848.4	86.3	10.2%	(15.5)	12.0%
F&I, net	613.5	569.1	44.4	7.8%	(7.1)	9.1%
Total gross profit	$2,483.0	$2,387.4	$95.7	4.0%	$(41.8)	5.8%
Gross margin:
New vehicle retail sales	10.8%	9.4%	1.5%
Used vehicle retail sales	5.5%	8.0%	(2.5)%
Used vehicle wholesale sales	(0.2)%	6.8%	(7.0)%
Total used	5.1%	7.9%	(2.8)%
Parts and service sales	53.9%	54.6%	(0.6)%
Total gross margin	18.1%	18.1%	0.1%
Units sold:
Retail new vehicles sold	128,684	143,009	(14,325)	(10.0)%
Retail used vehicles sold	158,848	159,172	(324)	(0.2)%
Wholesale used vehicles sold	30,655	38,818	(8,163)	(21.0)%
Total used	189,503	197,990	(8,487)	(4.3)%
Average sales price per unit sold:
New vehicle retail	$48,050	$44,534	$3,516	7.9%	$(1,094)	10.3%
Used vehicle retail	$30,634	$27,442	$3,192	11.6%	$(761)	14.4%
Gross profit per unit sold:
New vehicle retail sales	$5,203	$4,167	$1,036	24.9%	$(99)	27.2%
Used vehicle retail sales	$1,674	$2,195	$(521)	(23.7)%	$(41)	(21.9)%
Used vehicle wholesale sales	$(20)	$634	$(653)	(103.1)%	$9	(104.5)%
Total used	$1,400	$1,889	$(489)	(25.9)%	$(33)	(24.1)%
F&I PRU	$2,134	$1,883	$250	13.3%	$(25)	14.6%
Other:
SG&A expenses	$1,531.4	$1,442.8	$88.6	6.1%	$(29.2)	8.2%
SG&A as % gross profit	61.7%	60.4%	1.2%

Reported Operating Data — U.S.
(In millions, except unit data)

	For the Years Ended December 31,
	2022	2021	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$6,238.5	$5,371.4	$867.1	16.1%
Used vehicle retail sales	4,531.5	3,356.3	1,175.2	35.0%
Used vehicle wholesale sales	238.8	232.2	6.6	2.8%
Total used	4,770.2	3,588.5	1,181.8	32.9%
Parts and service sales	1,761.4	1,361.4	399.9	29.4%
F&I, net	656.9	525.0	132.0	25.1%
Total revenues	$13,427.1	$10,846.3	$2,580.8	23.8%
Gross profit:
New vehicle retail sales	$713.5	$533.4	$180.2	33.8%
Used vehicle retail sales	250.3	281.8	(31.5)	(11.2)%
Used vehicle wholesale sales	2.6	17.3	(14.7)	(85.0)%
Total used	252.9	299.0	(46.1)	(15.4)%
Parts and service sales	959.0	732.1	226.8	31.0%
F&I, net	656.9	525.0	132.0	25.1%
Total gross profit	$2,582.3	$2,089.5	$492.8	23.6%
Gross margin:
New vehicle retail sales	11.4%	9.9%	1.5%
Used vehicle retail sales	5.5%	8.4%	(2.9)%
Used vehicle wholesale sales	1.1%	7.4%	(6.4)%
Total used	5.3%	8.3%	(3.0)%
Parts and service sales	54.4%	53.8%	0.7%
Total gross margin	19.2%	19.3%	—%
Units sold:
Retail new vehicles sold	124,934	118,211	6,723	5.7%
Retail used vehicles sold	145,632	125,409	20,223	16.1%
Wholesale used vehicles sold	25,076	24,790	286	1.2%
Total used	170,708	150,199	20,509	13.7%
Average sales price per unit sold:
New vehicle retail	$49,934	$45,439	$4,495	9.9%
Used vehicle retail	$31,116	$26,763	$4,353	16.3%
Gross profit per unit sold:
New vehicle retail sales	$5,711	$4,512	$1,199	26.6%
Used vehicle retail sales	$1,719	$2,247	$(528)	(23.5)%
Used vehicle wholesale sales	$104	$697	$(594)	(85.1)%
Total used	$1,481	$1,991	$(509)	(25.6)%
F&I PRU	$2,428	$2,155	$273	12.7%
Other:
SG&A expenses	$1,516.9	$1,234.9	$281.9	22.8%
SG&A as % gross profit	58.7%	59.1%	(0.4)%

Same Store Operating Data — U.S.
(In millions, except unit data)

	For the Years Ended December 31,
	2022	2021	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$5,032.4	$5,236.0	$(203.6)	(3.9)%
Used vehicle retail sales	3,805.4	3,287.7	517.7	15.7%
Used vehicle wholesale sales	190.6	227.9	(37.3)	(16.4)%
Total used	3,996.0	3,515.5	480.4	13.7%
Parts and service sales	1,506.7	1,335.8	170.9	12.8%
F&I, net	551.5	512.8	38.6	7.5%
Total revenues	$11,086.5	$10,600.2	$486.4	4.6%
Gross profit:
New vehicle retail sales	$564.4	$518.6	$45.8	8.8%
Used vehicle retail sales	207.4	277.0	(69.6)	(25.1)%
Used vehicle wholesale sales	1.8	17.0	(15.2)	(89.5)%
Total used	209.2	293.9	(84.7)	(28.8)%
Parts and service sales	801.8	716.4	85.4	11.9%
F&I, net	551.5	512.8	38.6	7.5%
Total gross profit	$2,126.8	$2,041.7	$85.0	4.2%
Gross margin:
New vehicle retail sales	11.2%	9.9%	1.3%
Used vehicle retail sales	5.5%	8.4%	(3.0)%
Used vehicle wholesale sales	0.9%	7.4%	(6.5)%
Total used	5.2%	8.4%	(3.1)%
Parts and service sales	53.2%	53.6%	(0.4)%
Total gross margin	19.2%	19.3%	(0.1)%
Units sold:
Retail new vehicles sold	100,643	115,170	(14,527)	(12.6)%
Retail used vehicles sold	122,947	122,845	102	0.1%
Wholesale used vehicles sold	19,485	24,177	(4,692)	(19.4)%
Total used	142,432	147,022	(4,590)	(3.1)%
Average sales price per unit sold:
New vehicle retail	$50,003	$45,463	$4,539	10.0%
Used vehicle retail	$30,951	$26,763	$4,189	15.7%
Gross profit per unit sold:
New vehicle retail sales	$5,608	$4,503	$1,105	24.5%
Used vehicle retail sales	$1,687	$2,254	$(568)	(25.2)%
Used vehicle wholesale sales	$91	$702	$(610)	(87.0)%
Total used	$1,469	$1,999	$(530)	(26.5)%
F&I PRU	$2,466	$2,155	$312	14.5%
Other:
SG&A expenses	$1,281.7	$1,206.3	$75.4	6.3%
SG&A as % gross profit	60.3%	59.1%	1.2%

U.S. Region — Year Ended December 31, 2022 compared to 2021
The following discussion of our U.S. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenues
Total revenues in the U.S. during the Current Year increased $2.6 billion, or 23.8%, as compared to the Prior Year, primarily driven by the acquisition of stores and higher same store revenues.
Total same store revenues in the U.S. during the Current Year increased $486.4 million, or 4.6%, as compared to the Prior Year. This increase was primarily driven by higher used vehicle retail sales prices, higher parts and service sales and higher F&I PRU, partially offset by fewer new vehicle unit sales and used vehicle wholesale unit sales.
New and used vehicle retail revenues benefited from the sale of approximately 30,500 units from our online digital platform, AcceleRide®, during the Current Year, a 55.5% increase as compared to the Prior Year.
New vehicle retail same store revenues underperformed the Prior Year, driven by a shortage in new vehicle inventory, leading to fewer unit sales. The shortage of new vehicle inventory, despite recent manufacturers’ production improvements, drove strong pricing, which partially mitigated the revenue impact of lower new vehicle unit sales. We ended the Current Year with a U.S. new vehicle inventory supply of 21 days, 12 days higher than the Prior Year.
Used vehicle retail same store revenues outperformed the Prior Year, primarily driven by strong used vehicle retail pricing due to increased demand. Used vehicle wholesale same store revenues declined due to fewer unit sales from efforts to sell more used vehicles through retail sales rather than the wholesale market as a result of the increased demand and pricing of used vehicle retail sales described above.
Parts and service same store revenues outperformed the Prior Year, primarily driven by increases across all business lines, reflecting increased business activity and increased same store technician headcount through our technician recruiting and retention efforts providing greater capacity to meet increased demand.
F&I, net same store revenues outperformed the Prior Year, primarily driven by higher income per contract on finance, VSCs and other product offerings and improved penetration rates, partially offset by fewer same store new vehicle unit sales.
Gross Profit
Total gross profit in the U.S. during the Current Year increased $492.8 million, or 23.6%, as compared to the Prior Year, primarily driven by the acquisition of stores and higher same store results.
Total same store gross profit in the U.S. during the Current Year increased $85.0 million, or 4.2%, as compared to the Prior Year, primarily driven by higher same store gross profit from new vehicle retail sales, parts and service sales and F&I, net, partially offset by downward pressures on used vehicle margins.
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
Used vehicle retail same store gross profit underperformed the Prior Year, driven by a decrease in used vehicle retail same store gross profit per unit sold. The decrease was driven by inflationary impacts on used vehicle customers, moving into the latter half of 2022, outpacing the decline in used vehicle acquisition costs over that similar period.
Our used vehicle wholesale same store gross profit underperformed the Prior Year, driven by a decrease in used vehicle wholesale same store gross profit per unit sold, coupled with a decrease in same store wholesale used vehicle unit sales. The decrease was driven by efforts to sell more used vehicles through retail sales rather than the wholesale market.
Parts and service same store gross profit outperformed the Prior Year, as described above for parts and service revenues.
F&I, net same store gross profit outperformed the Prior Year, as described above for F&I, net same store revenues.
Total same store gross margin decreased 8 basis points, primarily driven by a decrease in same store used vehicle gross margin, for the reasons described above for used vehicle retail and wholesale same store gross profit. In addition, same store parts and service gross margin declined slightly, largely due to increased labor costs. This decrease was partially offset by higher same store new vehicle retail sales prices outpacing same store new vehicle costs of sales.

SG&A Expenses
SG&A as a percentage of gross profit declined 36 basis points and increased 118 basis points on an as reported and same store basis, respectively, compared to the Prior Year. The increase in SG&A as a percentage of gross profit on a same store basis was partially driven by the decline in used vehicle same store gross profit described above as well as the following factors impacting total SG&A.
Total SG&A expenses in the U.S. during the Current Year increased $281.9 million, or 22.8%, as compared to the Prior Year, primarily driven by the acquisition of stores and higher same store SG&A expenses. Total same store SG&A expenses in the U.S. during the Current Year increased $75.4 million, or 6.3%, as compared to the Prior Year, primarily driven by increased labor costs and an increase in other variable expenses associated with the rise in certain business activities.

Reported Operating Data — U.K.
(In millions, except unit data)

	For the Years Ended December 31,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,214.0	$1,133.3	$80.7	7.1%	$(146.4)	20.0%
Used vehicle retail sales	1,141.8	1,082.5	59.3	5.5%	(126.8)	17.2%
Used vehicle wholesale sales	125.8	133.6	(7.8)	(5.8)%	(13.3)	4.2%
Total used	1,267.6	1,216.1	51.5	4.2%	(140.2)	15.8%
Parts and service sales	248.2	229.8	18.4	8.0%	(28.9)	20.6%
F&I, net	65.2	56.4	8.8	15.6%	(7.4)	28.7%
Total revenues	$2,795.1	$2,635.6	$159.4	6.0%	$(322.8)	18.3%
Gross profit:
New vehicle retail sales	$112.0	$77.4	$34.6	44.7%	$(13.3)	61.9%
Used vehicle retail sales	63.5	72.5	(9.0)	(12.4)%	(6.9)	(2.9)%
Used vehicle wholesale sales	(2.6)	7.6	(10.2)	(134.4)%	0.3	(138.3)%
Total used	60.9	80.1	(19.2)	(24.0)%	(6.6)	(15.7)%
Parts and service sales	144.7	137.3	7.5	5.5%	(16.6)	17.6%
F&I, net	65.2	56.4	8.8	15.6%	(7.4)	28.7%
Total gross profit	$382.9	$351.2	$31.7	9.0%	$(44.2)	21.6%
Gross margin:
New vehicle retail sales	9.2%	6.8%	2.4%
Used vehicle retail sales	5.6%	6.7%	(1.1)%
Used vehicle wholesale sales	(2.1)%	5.7%	(7.8)%
Total used	4.8%	6.6%	(1.8)%
Parts and service sales	58.3%	59.7%	(1.4)%
Total gross margin	13.7%	13.3%	0.4%
Units sold:
Retail new vehicles sold	29,780	27,861	1,919	6.9%
Retail used vehicles sold	39,068	36,448	2,620	7.2%
Wholesale used vehicles sold	11,996	14,696	(2,700)	(18.4)%
Total used	51,064	51,144	(80)	(0.2)%
Average sales price per unit sold:
New vehicle retail	$40,766	$40,678	$88	0.2%	$(4,915)	12.3%
Used vehicle retail	$29,227	$29,701	$(474)	(1.6)%	$(3,247)	9.3%
Gross profit per unit sold:
New vehicle retail sales	$3,762	$2,779	$983	35.4%	$(448)	51.5%
Used vehicle retail sales	$1,624	$1,988	$(364)	(18.3)%	$(177)	(9.4)%
Used vehicle wholesale sales	$(217)	$516	$(734)	(142.1)%	$25	(146.9)%
Total used	$1,192	$1,565	$(374)	(23.9)%	$(130)	(15.6)%
F&I PRU	$948	$878	$70	8.0%	$(107)	20.2%
Other:
SG&A expenses	$266.5	$242.2	$24.2	10.0%	$(30.7)	22.7%
SG&A as % gross profit	69.6%	69.0%	0.6%

Same Store Operating Data — U.K.
(In millions, except unit data)

	For the Years Ended December 31,
	2022	2021	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,150.8	$1,132.8	$18.0	1.6%	$(140.7)	14.0%
Used vehicle retail sales	1,060.8	1,080.3	(19.6)	(1.8)%	(120.8)	9.4%
Used vehicle wholesale sales	118.8	133.3	(14.5)	(10.9)%	(12.8)	(1.3)%
Total used	1,179.5	1,213.6	(34.1)	(2.8)%	(133.6)	8.2%
Parts and service sales	226.1	218.5	7.5	3.5%	(26.5)	15.6%
F&I, net	62.1	56.3	5.7	10.2%	(7.1)	22.9%
Total revenues	$2,618.5	$2,621.2	$(2.8)	(0.1)%	$(308.0)	11.6%
Gross profit:
New vehicle retail sales	$105.2	$77.4	$27.8	36.0%	$(12.7)	52.4%
Used vehicle retail sales	58.5	72.4	(13.9)	(19.2)%	(6.5)	(10.1)%
Used vehicle wholesale sales	(2.4)	7.6	(10.0)	(131.2)%	0.3	(134.8)%
Total used	56.1	80.0	(23.9)	(29.9)%	(6.3)	(22.0)%
Parts and service sales	132.9	132.0	1.0	0.7%	(15.5)	12.5%
F&I, net	62.1	56.3	5.7	10.2%	(7.1)	22.9%
Total gross profit	$356.3	$345.6	$10.6	3.1%	$(41.8)	15.2%
Gross margin:
New vehicle retail sales	9.1%	6.8%	2.3%
Used vehicle retail sales	5.5%	6.7%	(1.2)%
Used vehicle wholesale sales	(2.0)%	5.7%	(7.7)%
Total used	4.8%	6.6%	(1.8)%
Parts and service sales	58.8%	60.4%	(1.6)%
Total gross margin	13.6%	13.2%	0.4%
Units sold:
Retail new vehicles sold	28,041	27,839	202	0.7%
Retail used vehicles sold	35,901	36,327	(426)	(1.2)%
Wholesale used vehicles sold	11,170	14,641	(3,471)	(23.7)%
Total used	47,071	50,968	(3,897)	(7.6)%
Average sales price per unit sold:
New vehicle retail	$41,040	$40,691	$350	0.9%	$(5,019)	13.2%
Used vehicle retail	$29,547	$29,739	$(192)	(0.6)%	$(3,365)	10.7%
Gross profit per unit sold:
New vehicle retail sales	$3,752	$2,779	$973	35.0%	$(453)	51.3%
Used vehicle retail sales	$1,629	$1,992	$(363)	(18.2)%	$(182)	(9.1)%
Used vehicle wholesale sales	$(213)	$522	$(735)	(140.9)%	$24	(145.6)%
Total used	$1,192	$1,569	$(378)	(24.1)%	$(133)	(15.6)%
F&I PRU	$971	$878	$93	10.6%	$(112)	23.3%
Other:
SG&A expenses	$249.7	$236.5	$13.1	5.6%	$(29.2)	17.9%
SG&A as % gross profit	70.1%	68.4%	1.6%

U.K. Region — Year Ended December 31, 2022 compared to 2021
The following discussion of our U.K. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. At the end of 2020, the U.K. experienced a surge in COVID-19 cases, which led to a government-mandated closure of all non-essential businesses beginning January 4, 2021 through April 12, 2021. In mid-April 2021, the COVID-19 restrictions affecting our U.K. dealership showrooms were lifted, and our dealerships were able to reopen.
Revenues
Total revenues in the U.K. during the Current Year increased $159.4 million, or 6.0%, as compared to the Prior Year, primarily driven by the acquisition of stores, partially offset by the negative impact of foreign currency exchange rates.
Total same store revenues in the U.K. during the Current Year decreased $2.8 million, or 0.1%, as compared to the Prior Year, driven by the negative impact of foreign currency exchange rates. On a constant currency basis, total same store revenues increased 11.6%, driven by outperformances across all revenue streams except used vehicle wholesale sales.
New vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year, primarily driven by increased sales prices. The shortage of new vehicle inventory, despite recent manufacturers’ production improvements, drove strong pricing. Supply chain issues, including an ongoing semiconductor and vehicle parts shortage, and other logistics challenges continued for OEMs, leading to sustained lower vehicle production and deliveries of fewer vehicles to dealerships. The increase in the new vehicle retail same store average sales price per unit sold was driven by both new vehicle shortages, as described above, and strong vehicle demand, which was pent-up over past years due to Brexit and the COVID-19 pandemic. We ended the Current Year with a U.K. new vehicle inventory supply of 36 days, 3 days higher than the Prior Year.
Used vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year, despite a modest decline in retail used vehicle unit sales, as increased demand drove higher prices on a constant currency basis.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year, driven by increased business activity across all of our parts and service business lines with the reduction of COVID-19 restrictions compared to the Prior Year.
F&I, net same store revenues, on a constant currency basis, outperformed the Prior Year, driven by improved penetration rates and higher income per contract for finance and VSCs.
Gross Profit
Total gross profit in the U.K. during the Current Year increased $31.7 million, or 9.0%, as compared to the Prior Year, primarily driven by the acquisition of stores and higher same store results.
Total same store gross profit in the U.K. during the Current Year increased $10.6 million, or 3.1%, as compared to the Prior Year. On a constant currency basis, total same store gross profit increased 15.2% driven by improvements in new vehicle retail sales, parts and service sales and F&I, net, partially offset by downward pressures on used vehicle margins.
New vehicle retail same store gross profit, on a constant currency basis, outperformed the Prior Year, due to an increase in new vehicle retail same store gross profit per unit sold, resulting from increased prices as discussed above, coupled with a slight increase in new vehicle retail unit sales.
Used vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year, due to a decrease in used vehicle retail same store gross profit per unit sold and a slight decrease in same store retail used vehicle unit sales. These decreases were driven by inflationary impacts on customers coupled with the ongoing new vehicle supply shortage impacting the supply of used vehicles.
Parts and service same store gross profit, on a constant currency basis, outperformed the Prior Year, driven by the increases in parts and service same store revenues.
F&I, net same store gross profit, on a constant currency basis, outperformed the Prior Year as described above in F&I, net same store revenues.
Total same store gross margin in the U.K. increased 42 basis points, driven by improvements in new vehicle retail gross margin due to higher prices from increased customer demand and vehicle supply constraints, described above. The increase was partially offset by a decrease in same store used vehicle retail gross margin, resulting from inflationary impacts on our used vehicle customers and the ongoing new vehicle supply shortage, and a decrease in parts and service same store margins due to increased labor costs.

SG&A Expenses
SG&A as a percentage of gross profit increased 62 and 165 basis points on an as reported and same store basis, respectively, compared to the Prior Year.
Total SG&A expenses in the U.K. during the Current Year increased $24.2 million, or 10.0%, as compared to the Prior Year, primarily driven by increases in same store SG&A and the acquisition of stores. Total same store SG&A expenses in the U.K. during the Current Year increased $13.1 million, or 5.6%, as compared to the Prior Year. On a constant currency basis, total same store SG&A expenses increased 17.9%. These increases were primarily driven by higher business activity and acquisition costs compared to the Prior Year, as well as government COVID-19 assistance and the related temporary suspension of city tax in the Prior Year which did not recur in the Current Year.
Consolidated Selected Comparisons — Year Ended December 31, 2022 compared to 2021
The following table (in millions) and discussion of our results of operations is on a consolidated basis, unless otherwise noted.

	For the Years Ended December 31,
	2022	2021	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$88.4	$77.4	$10.9	14.1%
Asset impairments	$2.1	$1.7	$0.4	24.5%
Floorplan interest expense	$27.3	$27.6	$(0.4)	(1.3)%
Other interest expense, net	$77.5	$55.8	$21.7	38.9%
Provision for income taxes	$231.1	$175.5	$55.6	31.7%
Depreciation and Amortization Expense
Depreciation and amortization expense for the Current Year was higher compared to the Prior Year, primarily driven by acquired property and equipment in our U.S. region, as we continue to strategically add dealership related real estate to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience.
Impairment of Assets
No goodwill impairments were recorded during the Current Year and the Prior Year. During the Current Year, we recorded impairment of franchise rights of $1.3 million for franchise agreements in the U.S. segment. No impairments of intangible franchise rights were recorded during the Prior Year.
We review long-lived assets including property and equipment and ROU assets for impairment at the lowest level of identifiable cash flows whenever there is evidence that the carrying value of these assets may not be recoverable (i.e., triggering events). During the Current Year and Prior Year, we recorded property and equipment impairment charges of $0.8 million and $1.7 million in the U.S. region, respectively.
See Note 12. Intangible Franchise Rights and Goodwill, Note 10. Property and Equipment, Net and Note 11. Leases within our Notes to Consolidated Financial Statements for further discussion of our assessment for impairments.
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
For the Current Year, floorplan interest expense decreased $0.4 million, or 1.3%, as compared to the Prior Year, driven primarily by lower realized losses on our interest rate swap portfolio in the Current Year, due to increases in corresponding interest rates and an unrealized loss on interest rate swaps of $3.4 million in the Prior Year which did not recur in the Current Year. These decreases were partially offset by an increase in floorplan interest expense on new and used vehicles due to the increase in interest rates between periods.
Refer to Note 7. Financial Instruments and Fair Value Measurements within our Notes to Consolidated Financial Statements for additional discussion of interest rate swaps.

Other Interest Expense, Net
Other interest expense, net consists of interest charges primarily on our 4.00% Senior Notes, real estate related debt and other debt, partially offset by interest income.
For the Current Year, other interest expense, net, increased $21.7 million, or 38.9%, as compared to the Prior Year. The increase in other interest expense, net during the Current Year, was primarily attributable to the additional 4.00% Senior Notes issued in October 2021 and an increase in borrowings used to acquire property in our U.S. region, primarily related to the Prime Acquisition. Refer to Note 14. Debt within our Notes to Consolidated Financial Statements for additional discussion of our debt.
Provision for Income Taxes
Provision for income taxes from continuing operations during the Current Year increased $55.6 million, or 31.7%, as compared to the Prior Year. During the Current Year and Prior Year, we recorded a tax provision from continuing operations of $231.1 million and $175.5 million, respectively. The year-over-year tax expense increase was primarily due to higher pre-tax book income.
The 2022 effective tax rate of 23.5% was higher than the 2021 effective tax rate of 21.9%. The tax rate increase was primarily due to the increase in nondeductible excess compensation and an increase in state income tax expense due to the mix of domestic earnings, partially offset by state tax benefits from a valuation allowance release on selected state NOLs in the Current Year as compared to the Prior Year. Additionally, tax benefits from the U.K. tax rate change in the Prior Year did not recur in the Current Year.
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
Available Liquidity Resources
We had the following sources of liquidity available (in millions):

December 31, 2022
Cash and cash equivalents	$47.9
Floorplan offset accounts	153.6
Available capacity under Acquisition Line	437.2
Total liquidity	$638.6
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
The following table reconciles cash flows on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$585.9	$1,259.6
Change in Floorplan notes payable — credit facility and other, excluding floorplan offset and net acquisitions and dispositions	319.7	(491.5)
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	10.1	(12.7)
Adjusted net cash provided by operating activities	$915.7	$755.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$(484.6)	$(1,251.7)
Change in cash paid for acquisitions, associated with Floorplan notes payable	25.3	137.9
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(3.9)	(7.0)
Adjusted net cash used in investing activities	$(463.2)	$(1,120.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities:	$(67.3)	$(74.0)
Change in Floorplan notes payable, excluding floorplan offset	(351.2)	373.2
Adjusted net cash (used in) provided by financing activities	$(418.6)	$299.2
Sources and Uses of Liquidity from Operating Activities — Year Ended December 31, 2022 compared to 2021
For the Current Year, net cash provided by operating activities decreased by $673.7 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash provided by operating activities increased by $160.3 million. The increase on an adjusted basis was primarily driven by a $932.2 million increase in adjusted net floorplan borrowings, partially offset by a $811.8 million increase in inventory levels.
Sources and Uses of Liquidity from Investing Activities — Year Ended December 31, 2022 compared to 2021
For the Current Year, net cash used in investing activities decreased by $767.1 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in investing activities decreased by $657.5 million. The decrease on an adjusted basis was primarily due to a $458.2 million decrease in acquisition activities, coupled with a $119.7 million increase in proceeds from disposition of franchises and property and equipment and $59.4 million net proceeds from the sale of Brazil Discontinued Operations.
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
For the Current Year, $155.5 million was used to purchase property and equipment, primarily consisting of $115.5 million in capital expenditures from continuing operations and $39.6 million in purchases of real estate associated with existing dealership operations.

Sources and Uses of Liquidity from Financing Activities — Year Ended December 31, 2022 compared to 2021
For the Current Year, net cash used in financing activities decreased by $6.6 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in financing activities increased by $717.7 million. The increase on an adjusted basis was primarily driven by Current Year increases in share repurchases of $310.7 million and decreases in net borrowings of debt of $623.7 million, partially offset by increases in net borrowings on our Floorplan lines of $213.8 million (representing the net cash activity in our floorplan offset account).
Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments, and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding, and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of December 31, 2022 (in millions):

	As of December 31, 2022
	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,200.0	$693.3	$506.7
Acquisition Line (2)	752.7	315.5	437.2
Total revolving credit facility	1,952.7	1,008.7	944.0
FMCC facility (3)	300.0	41.8	258.2
Total U.S. credit facilities (4)	$2,252.7	$1,050.5	$1,202.2
(1)The available balance at December 31, 2022, includes $140.2 million of immediately available funds. The remaining available balance can be used for inventory financing.
(2)The outstanding balance of $315.5 million is related to outstanding letters of credit of $12.2 million and $303.3 million in borrowings. The borrowings outstanding under the Acquisition Line included $285.0 million USD borrowings and £15.0 million of GBP borrowings translated at the spot rate on the day borrowed, solely for the purpose of calculating the outstanding and available borrowings under the Acquisition Line in accordance with the Revolving Credit Facility. The available borrowings may be limited from time to time, based on certain debt covenants.
(3)The available balance as of December 31, 2022, includes $13.4 million of immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4)The outstanding balance excludes $270.1 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
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
Covenants
Our Revolving Credit Facility, indentures governing our senior notes and certain mortgage term loans, contain customary financial and operating covenants that place restrictions on us, including our ability to incur additional indebtedness, create liens or to sell or otherwise dispose of assets and to merge or consolidate with other entities. Certain of our mortgage agreements contain cross-default provisions that, in the event of a default of certain mortgage agreements and of our Revolving Credit Facility, could trigger an uncured default.
As of December 31, 2022, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of December 31, 2022
	Required	Actual
Total adjusted leverage ratio	< 5.75	1.89
Fixed charge coverage ratio	> 1.20	5.61
Based on our position as of December 31, 2022, and our outlook as discussed within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations to this Form 10-K, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.

Refer to Note 13. Floorplan Notes Payable and Note 14. Debt in our Notes to Consolidated Financial Statements for further discussion of our credit facilities, debt instruments and other financing arrangements existing as of December 31, 2022.
Stock Repurchases and Dividends
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock up to a certain monetary limit. On November 16, 2022, our Board of Directors increased the share repurchase authorization by $161.0 million to $200.0 million. During the Current Year, 3,021,023 shares were repurchased at an average price of $172.54 per share, for a total of $521.2 million. As of December 31, 2022, we had $163.4 million available under our current stock repurchase authorization.
During December 2022, we adopted a Rule 10b5-1 trading plan that was effective from January 3, 2023 to January 23 2023. Under the plan, we repurchased an additional 76,294 shares subsequent to December 31, 2022 at an average price of $179.42 per share, for a total cost of $13.7 million.
During the Current Year, our Board of Directors approved quarterly cash dividends per share on all shares of our common stock totaling $1.50 per share, which resulted in $23.0 million paid to common shareholders and $0.7 million to unvested RSA holders.
Future share repurchases and the payment of any future dividends are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, changes in laws and regulations, current economic environment and other factors considered relevant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign exchange risk, as discussed further below. The following quantitative and qualitative information is provided regarding our foreign currency exchange rates and financial instruments to which we are a party at December 31, 2022, and from which we may incur future gains or losses from changes in market interest rates and/or foreign currency rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Interest Rates
We have interest rate risk on our variable-rate debt obligations, primarily consisting of our U.S. Floorplan Line. Based on variable-rate borrowings outstanding of $1.9 billion and $1.6 billion during the Current Year and Prior Year, respectively, a 100 basis-point change in interest rates would have resulted in an approximate $9.8 million and a $14.8 million change to our annual interest expense, respectively, after consideration of the average interest rate swaps in effect during the periods.
To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure on a portion of our borrowings for a fixed interest rate. In addition, our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market-based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the Current Year and Prior Year, we recognized $56.0 million and $54.2 million, respectively, of interest assistance as a reduction of new vehicle cost of sales.
Foreign Currency Exchange Rates
The functional currency of our U.K. subsidiaries is the GBP. Our exposure to fluctuating foreign currency exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average foreign currency exchange rates for the GBP to the USD would have resulted in a $254.1 million and $239.6 million decrease to our revenues for the Current Year and Prior Year, respectively.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, at the reasonable assurance level.

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
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2022, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as otherwise described below.
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the 2013 framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.
As permitted by guidelines established by the SEC for newly acquired businesses, we excluded several of our recently acquired businesses in 2022, comprised of five dealerships and two collision centers (the “Excluded Acquisitions”), from the scope of our annual report on internal controls over financial reporting for the year ended December 31, 2022. The Excluded Acquisitions comprised approximately $210.7 million of our consolidated total assets as of December 31, 2022, and $92.4 million of our consolidated revenues for the year then ended. We are in the process of integrating these businesses into our overall internal controls over financial reporting and plan to include them in our scope for the year ended December 31, 2023.
Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
Deloitte & Touche LLP, the independent registered accounting firm who audited the Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting. This report, dated February 16, 2023, appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Group 1 Automotive, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Group 1 Automotive, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 16, 2023, expressed an unqualified opinion on those financial statements.
As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at five dealerships and two collision centers (the “Excluded Acquisitions”). These Excluded Acquisitions constitute $210.7 million of consolidated total assets as of December 31, 2022, and $92.4 million of consolidated revenues for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at the Excluded Acquisitions.
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
/s/ Deloitte & Touche LLP
Houston, Texas
February 16, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement prepared in connection with the 2023 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2022.
Item 11. Executive Compensation
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement prepared in connection with the 2023 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement prepared in connection with the 2023 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement prepared in connection with the 2023 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2022.
Item 14. Principal Accounting Fees and Services
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement prepared in connection with the 2023 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2022.

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

4.3	—	Indenture, dated as of August 17, 2020, by and among Group 1 Automotive, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed August 17, 2020)
4.4	—	Form of 4.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1, Exhibit A, of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed August 17, 2020)
10.1	—	Eleventh Amended and Restated Revolving Credit Agreement, dated effective as of June 27, 2019 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed July 1, 2019)
10.2	—	Waiver and First Amendment to Eleventh Amended and Restated Revolving Credit Agreement dated as of March 3, 2020 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, U.S. Bank National Association, N.A., as Administrative Agent, and Comerica Bank, as Floor Plan Agent (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (file No. 001-13461) for the quarter ended September 30, 2020)
10.3	—	Second Amendment to Eleventh Amended and Restated Revolving Credit Agreement dated as of October 30, 2020 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein, U.S. Bank National Association, N.A., as Administrative Agent, and Comerica Bank, as Floor Plan Agent (incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (file No. 001-13461) for the quarter ended September 30, 2020)
10.5	—	Master Assignment and Acceptance Agreement, dated effective December 11, 2012, between JPMorgan Chase Bank, N.A., Comerica Bank, and Bank of America, N.A., each, an Assignor, and VW Credit, Inc., as Assignee, pursuant to the terms of the Eighth Amended and Restated Revolving Credit Agreement, dated effective as of July 1, 2011, as amended (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2012)
10.6	—	Loan Facility dated as of October 3, 2008 by and between Chandlers Garage Holdings Limited and BMW Financial Services (GB) Limited. (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.7	—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003)
10.8	—	Supplemental Terms and Conditions dated September 4, 1997 between Ford Motor Company and Group 1 Automotive, Inc. (incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)

10.9*	—	Policy on Payment or Recoupment of Performance-Based Cash Bonuses and Performance-Based Stock Bonuses in the Event of Certain Restatement (incorporated by reference to the section titled “Policy on Payment or Recoupment of Performance-Based Cash Bonuses and Performance-Based Stock Bonuses in the Event of Certain Restatement” in Item 5.02 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 13461) filed November 16, 2009)
10.10*	—	Form of Indemnification Agreement of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
10.11	—	Purchase Agreement, dated October 6, 2021, by and among Group 1 Automotive, Inc., BofA Securities, Inc., as representative of the Initial Purchasers listed in Schedule 1 thereto, and the guarantors listed in Schedule 2 thereto (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed October 7, 2021)
10.12*	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2021 (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2020)
10.13*		Group 1 Automotive, Inc. 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed April 10, 2014)
10.14*	—	First Amendment to the Group 1 Automotive, Inc. 2014 Long Term Incentive Plan, effective May 13, 2020 (incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2020)
10.15*	—	Form of Restricted Stock Agreement with Qualified Retirement Provisions (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2021)
10.16*	—	Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 16, 2005)
10.17*	—	Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.7 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)
10.18*	—	Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)
10.19*	—	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.34 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2018)
10.20*	—	Form of Phantom Stock Agreement (Cash Settlement) for Non-Employee Directors (incorporated by reference to Exhibit 10.33 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461 for the year ended December 31, 2018)
10.21*	—	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2019)
10.22*	—	Employment Agreement dated effective May 19, 2015 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.1 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)
10.23*	—
Amendment to Employment Agreement dated effective as of May 17, 2018 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2018)

10.24*	—	Second Amendment to Employment Agreement, effective as of August 24, 2022, between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.3 of Group 1 Automotive Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2022).
10.25*	—	Non-Compete Agreement dated effective May 19, 2015 between Group 1 Automotive, Inc. and Earl J. Hesterberg (incorporated by reference to Exhibit 10.2 to Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 22, 2015)
10.26*	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated June 6, 2011, between Group 1 Automotive, Inc. and Daryl Kenningham (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2020)

10.27*	—	First Amendment to Incentive, Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement, effective as of August 24, 2022, between Group 1 Automotive, Inc. and Daryl A. Kenningham (incorporated by reference to Exhibit 10.2 of Group 1 Automotive Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2022).
10.28*	—	Employment Agreement dated effective as of December 1, 2009 between Group 1 Automotive, Inc. and Darryl M. Burman (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 16, 2009)
10.29*	—	Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10.30*	—	Offer Letter, dated June 1, 2020, between Group 1 Automotive, Inc. and Daniel McHenry (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2020)
10.31*	—	Retention, Confidentiality and Non-Compete Agreement dated August 20, 2020 between Group 1 Automotive, Inc. and Daniel McHenry (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2020)
10.32*†	—	Transition and Separation Agreement, effective as of November 1, 2022, between Group 1 Automotive, Inc. and Frank Grese
10.33*	—
Group 1 Automotive, Inc. Aircraft Usage Policy (incorporated by reference to Exhibit 10.49 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2020)

10.34	—
Third Amendment to Eleventh Amended and Restated Revolving Credit Agreement dated as of December 30, 2021 among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein and U.S. Bank National Association, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.45 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2021)

10.35	—	Twelfth Amended and Restated Revolving Credit Agreement dated as of March 9, 2022, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein and U.S. Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on March 10, 2022).
10.36	—	First Amendment to the Twelfth Amended and Restated Revolving Credit Agreement dated effective as of August 18, 2022 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed August 23, 2022).
21.1†	—	Group 1 Automotive, Inc. Subsidiary List
23.1†	—	Consent of Deloitte & Touche LLP
31.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
†	Filed herewith
*	Management contract or compensatory plan or arrangement
**	Furnished herewith
#	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
+	Exhibits marked with a (+) exclude certain immaterial schedules and exhibits pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted schedules and exhibits will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2023.

Group 1 Automotive, Inc.

By:	/s/ Daryl A. Kenningham
Daryl A. Kenningham
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 16, 2023.

Signature	Title

/s/ Daryl A. Kenningham	President and Chief Executive Officer and Director
Daryl A. Kenningham	(Principal Executive Officer)

/s/ Daniel J. McHenry	Senior Vice President and Chief Financial Officer
Daniel J. McHenry	(Principal Financial and Accounting Officer)

/s/ Stephen D. Quinn	Chairman and Director
Stephen D. Quinn

/s/ Carin M. Barth	Director
Carin M. Barth

/s/ Lincoln da Cunha Pereira Filho	Director
Lincoln da Cunha Pereira Filho

/s/ Steven C. Mizell	Director
Steven C. Mizell

/s/ Steven Stanbrook	Director
Steven Stanbrook

/s/ Charles L. Szews	Director
Charles L. Szews

/s/ Anne Taylor	Director
Anne Taylor

/s/ MaryAnn Wright	Director
MaryAnn Wright

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Group 1 Automotive, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
During the year ended December 31, 2022, the Company acquired seven dealerships and two collision centers for a total of $541.6 million, net of cash acquired (“the acquisitions”). The acquisitions were accounted for as business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including indefinite-lived intangible assets of $127.4 million, related to rights under franchise agreements with manufacturers. The fair value of acquired intangible franchise rights is estimated using the income approach.
As of December 31, 2022, the Company’s intangible franchise rights for these and prior acquisitions had an aggregate carrying value of $516.3 million. The Company’s annual impairment assessment for intangible franchise rights is performed in the fourth quarter, or more frequently if events or circumstances indicate possible impairment. In evaluating intangible franchise rights for impairment, a qualitative assessment is initially performed to determine whether it is more-likely-than-not that an impairment exists. If it is concluded that it is more-likely-than-not that an impairment exists, a quantitative test is performed. The fair value is estimated using a discounted cash flow model, or income approach. The Company’s impairment analyses performed in fiscal year 2022 resulted in an impairment of $1.3 million of intangible franchise rights.

We identified the fair value of acquired intangible franchise rights for the acquisitions, as well as the fair value estimates used in the impairment analyses as a critical audit matter because of the significant estimates and assumptions management makes related to forecasts of revenue growth rates, future EBITDA margins, weighted average cost of capital, and terminal growth rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures for the acquisitions and the impairment analyses related to the forecasts of revenue growth rates, future EBITDA margins, weighted average cost of capital and terminal growth rates included the following, among others:
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
/s/ Deloitte & Touche LLP
Houston, Texas
February 16, 2023
We have served as the Company’s auditor since 2020.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	As of December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47.9	$14.9
Contracts-in-transit and vehicle receivables, net	278.5	218.9
Accounts and notes receivables, net	199.2	177.9
Inventories	1,356.6	1,073.1
Prepaid expenses	30.5	30.6
Other current assets	19.1	50.4
Current assets classified as held for sale	53.6	100.3
TOTAL CURRENT ASSETS	1,985.3	1,666.2
Property and equipment, net	2,128.2	1,957.8
Operating lease assets	249.1	267.8
Goodwill	1,661.8	1,420.2
Intangible franchise rights	516.3	392.3
Other long-term assets	176.8	45.0
TOTAL ASSETS	$6,717.5	$5,749.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $140.2 and $268.6, respectively	$762.1	$295.0
Floorplan notes payable — manufacturer affiliates, net of offset account of $13.4 and $3.3, respectively	243.1	236.0
Current maturities of long-term debt	130.3	220.4
Current operating lease liabilities	21.8	25.9
Accounts payable	488.0	457.8
Accrued expenses and other current liabilities	271.5	258.6
Current liabilities classified as held for sale	4.8	49.9
TOTAL CURRENT LIABILITIES	1,921.4	1,543.6
Long-term debt	1,952.2	1,815.3
Long-term operating lease liabilities	238.4	256.6
Deferred income taxes	238.1	180.9
Other long-term liabilities	129.8	127.7
Commitments and Contingencies (Note 17)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,232,620 and 25,336,054 issued, respectively	0.3	0.3
Additional paid-in capital	338.7	325.8
Retained earnings	3,073.6	2,345.9
Accumulated other comprehensive income (loss)	22.5	(156.2)
Treasury stock, at cost; 10,940,298 and 8,160,228 shares, respectively	(1,197.5)	(690.4)
TOTAL STOCKHOLDERS’ EQUITY	2,237.5	1,825.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,717.5	$5,749.4
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2022	2021	2020
REVENUES:
New vehicle retail sales	$7,452.5	$6,504.8	$5,428.4
Used vehicle retail sales	5,673.3	4,438.8	3,055.6
Used vehicle wholesale sales	364.6	365.7	295.8
Parts and service sales	2,009.5	1,591.2	1,357.4
Finance, insurance and other, net	722.2	581.4	463.0
Total revenues	16,222.1	13,481.9	10,600.2
COST OF SALES:
New vehicle retail sales	6,627.0	5,894.0	5,109.1
Used vehicle retail sales	5,359.6	4,084.6	2,850.7
Used vehicle wholesale sales	364.6	340.9	285.6
Parts and service sales	905.8	721.8	620.8
Total cost of sales	13,256.9	11,041.2	8,866.1
GROSS PROFIT	2,965.2	2,440.7	1,734.1
Selling, general and administrative expenses	1,783.3	1,477.2	1,138.2
Depreciation and amortization expense	88.4	77.4	73.5
Asset impairments	2.1	1.7	26.7
INCOME FROM OPERATIONS	1,091.4	884.4	495.7
INTEREST EXPENSE:
Floorplan interest expense	27.3	27.6	39.2
Other interest expense, net	77.5	55.8	61.9
Loss on extinguishment of debt	—	—	13.7
Other expense	1.2	—	—
INCOME BEFORE INCOME TAXES	985.3	800.9	380.8
Provision for income taxes	231.1	175.5	84.2
Net income from continuing operations	754.2	625.4	296.7
Net loss from discontinued operations	(2.7)	(73.3)	(10.2)
NET INCOME	$751.5	$552.1	$286.5
BASIC EARNINGS PER SHARE:
Continuing operations	$47.46	$34.23	$16.11
Discontinued operations	(0.17)	(4.01)	(0.55)
Total	$47.29	$30.22	$15.55
DILUTED EARNINGS PER SHARE:
Continuing operations	$47.31	$34.11	$16.06
Discontinued operations	(0.17)	(4.00)	(0.55)
Total	$47.14	$30.11	$15.51
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15.4	17.7	17.8
Diluted	15.5	17.7	17.8
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2022	2021	2020
NET INCOME	$751.5	$552.1	$286.5
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(27.2)	(6.7)	(8.7)
Reclassification of cumulative foreign currency translation adjustments associated with the Brazil Disposal	122.8	—	—
Reclassification of other cumulative foreign currency translation adjustments	1.5	—	—
Foreign currency translation adjustments, net of reclassifications	97.1	(6.7)	(8.7)
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax (provision) benefit of $(25.8), $(6.9) and $11.4, respectively	84.1	22.6	(36.7)
Reclassification adjustment for realized loss on interest rate swap termination included in SG&A, net of tax of $—, $— and $—, respectively	—	—	0.1
Reclassification adjustment for (gain) loss included in interest expense, net of tax (provision) benefit of $(0.8), $1.8 and $2.6, respectively	(2.5)	5.8	8.2
Reclassification related to de-designated interest rate swaps, net of tax benefit of $—, $1.9 and $—, respectively	—	6.1	—
Unrealized gain (loss) on interest rate risk management activities, net of tax	81.6	34.5	(28.4)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	178.7	27.8	(37.1)
COMPREHENSIVE INCOME	$930.2	$579.9	$249.4
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2019	25,486,711	$0.3	$295.3	$1,542.4	$(147.0)	$(435.3)	$1,255.7
Net income	—	—	—	286.5	—	—	286.5
Other comprehensive loss, net of taxes	—	—	—	—	(37.1)	—	(37.1)
Purchases of treasury stock	—	—	—	—	—	(80.2)	(80.2)
Net issuance of treasury shares to stock compensation plans and other	(53,663)	—	(19.4)	—	—	22.7	3.3
Stock-based compensation	—	—	32.3	—	—	—	32.3
Dividends declared ($0.60 per share)	—	—	—	(11.0)	—	—	(11.0)
BALANCE, DECEMBER 31, 2020	25,433,048	$0.3	$308.3	$1,817.9	$(184.0)	$(492.8)	$1,449.6
Net income	—	—	—	552.1	—	—	552.1
Other comprehensive income, net of taxes	—	—	—	—	27.8	—	27.8
Purchases of treasury stock	—	—	—	—	—	(210.6)	(210.6)
Net issuance of treasury shares to stock compensation plans and other	(96,994)	—	(10.8)	—	—	13.0	2.2
Stock-based compensation	—	—	28.3	—	—	—	28.3
Dividends declared ($1.33 per share)	—	—	—	(24.1)	—	—	(24.1)
BALANCE, DECEMBER 31, 2021	25,336,054	$0.3	$325.8	$2,345.9	$(156.2)	$(690.4)	$1,825.2
Net income	—	—	—	751.5	—	—	751.5
Other comprehensive income, net of taxes	—	—	—	—	178.7	—	178.7
Purchases of treasury stock	—	—	—	—	—	(521.2)	(521.2)
Net issuance of treasury shares to stock compensation plans and other	(103,434)	—	(14.1)	—	—	14.2	0.1
Stock-based compensation	—	—	27.0	—	—	—	27.0
Dividends declared ($1.50 per share)	—	—	—	(23.9)	—	—	(23.9)
BALANCE, DECEMBER 31, 2022	25,232,620	$0.3	$338.7	$3,073.6	$22.5	$(1,197.5)	$2,237.5
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$751.5	$552.1	$286.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89.3	78.9	75.8
Change in operating lease assets	29.5	25.0	24.0
Deferred income taxes	28.0	31.0	(0.9)
Asset impairments	8.5	79.2	37.7
Stock-based compensation	27.0	28.3	32.3
Amortization of debt discount and issue costs	3.0	2.5	3.2
Gain on disposition of assets	(41.1)	(6.0)	(5.8)
Loss on extinguishment of debt	—	3.8	13.7
Other	0.5	2.6	2.2
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	66.5	48.1	(45.9)
Accounts and notes receivable	(17.4)	11.2	21.2
Inventories	(282.1)	529.8	416.1
Contracts-in-transit and vehicle receivables	(55.4)	(6.4)	43.5
Prepaid expenses and other assets	0.4	(2.1)	56.9
Floorplan notes payable — manufacturer affiliates	7.5	(90.7)	(132.2)
Deferred revenues	(0.4)	(1.5)	(0.5)
Operating lease liabilities	(29.4)	(25.9)	(22.3)
Net cash provided by operating activities	585.9	1,259.6	805.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $25.3, $65.2 and $—, respectively	(528.7)	(1,099.6)	(1.3)
Proceeds from disposition of franchises, property and equipment	141.4	24.8	29.8
Purchases of property and equipment	(155.5)	(143.6)	(103.2)
Proceeds from sale of discontinued operations, net	59.4	—	—
Other	(1.3)	(33.3)	—
Net cash used in investing activities	(484.6)	(1,251.7)	(74.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	10,236.1	8,333.2	9,998.1
Repayments on credit facility — floorplan line and other	(9,766.5)	(8,801.8)	(10,374.0)
Borrowings on credit facility — acquisition line	406.6	349.3	284.0
Repayments on credit facility — acquisition line	(429.6)	(66.6)	(309.5)
Debt issuance costs	(4.6)	(2.8)	(9.0)
Borrowings of senior notes	—	200.0	550.0
Repayments of senior notes	—	—	(857.9)
Borrowings on other debt	315.5	334.3	271.9
Principal payments on other debt	(286.4)	(187.3)	(134.0)
Proceeds from employee stock purchase plan	19.5	15.2	9.6
Payments of tax withholding for stock-based compensation	(11.8)	(13.0)	(6.2)
Repurchases of common stock, amounts based on settlement date	(521.2)	(210.6)	(80.2)
Dividends paid	(23.7)	(23.9)	(11.0)
Other	(1.2)	—	—
Net cash used in financing activities	(67.3)	(74.0)	(668.1)
Effect of exchange rate changes on cash	(4.8)	(2.5)	(3.4)
Net increase (decrease) in cash and cash equivalents	29.2	(68.6)	59.2
CASH AND CASH EQUIVALENTS, beginning of period	18.7	87.3	28.1
CASH AND CASH EQUIVALENTS, end of period	$47.9	$18.7	$87.3
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
Use of Estimates
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Management analyzes the Company’s estimates based on historical experience and other assumptions that are believed to be reasonable under the circumstances, however, actual results could differ materially from such estimates. The significant estimates made by management in the accompanying Consolidated Financial Statements including, but not limited to, inventory valuation adjustments, reserves for future chargebacks on finance, insurance and VSC fees, self-insured property and casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangible franchise rights, and reserves for potential litigation.
Revenue Recognition
Refer to the discussion of the Company’s revenue streams and accounting policies related to revenue recognition in Note 2. Revenues.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less at the date of purchase.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Income Taxes
The Company is subject to income taxes at the federal level and in 17 states in the U.S., as well as in the U.K., each of which has unique tax calculations. As the amount of income generated in each jurisdiction varies from period to period, the Company’s effective tax rate can vary based on the proportion of taxable income generated in each jurisdiction.
The Company follows the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are realized or liabilities are settled. A valuation allowance reduces deferred tax assets when it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The Company has recognized deferred tax assets, net of valuation allowances, that it believes will be realized, based primarily on the assumption of future taxable income. Refer to Note 15. Income Taxes for further discussion.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Advertising
The Company expenses the costs of advertising as incurred. Advertising expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations and totaled $76.5 million, $65.8 million and $49.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company receives advertising assistance from certain automobile manufacturers, which the Company is required to spend on qualified advertising and which is subject to audit and chargeback by the manufacturer. The assistance is accounted for as a reduction to SG&A expenses as earned and amounted to $17.4 million, $14.9 million and $13.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The following tables present the Company's revenues disaggregated by its geographical segments (in millions):

	Year Ended December 31, 2022
	U.S.	U.K.	Total
New vehicle retail sales	$6,238.5	$1,214.0	$7,452.5
Used vehicle retail sales	4,531.5	1,141.8	5,673.3
Used vehicle wholesale sales	238.8	125.8	364.6
Total new and used vehicle sales	11,008.8	2,481.6	13,490.4
Parts and service sales (1)	1,761.4	248.2	2,009.5
Finance, insurance and other, net (2)	656.9	65.2	722.2
Total revenues	$13,427.1	$2,795.1	$16,222.1

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2021
	U.S.	U.K.	Total
New vehicle retail sales	$5,371.4	$1,133.3	$6,504.8
Used vehicle retail sales	3,356.3	1,082.5	4,438.8
Used vehicle wholesale sales	232.2	133.6	365.7
Total new and used vehicle sales	8,959.9	2,349.4	11,309.3
Parts and service sales (1)	1,361.4	229.8	1,591.2
Finance, insurance and other, net (2)	525.0	56.4	581.4
Total revenues	$10,846.3	$2,635.6	$13,481.9

	Year Ended December 31, 2020
	U.S.	U.K.	Total
New vehicle retail sales	$4,406.6	$1,021.8	$5,428.4
Used vehicle retail sales	2,348.5	707.2	3,055.6
Used vehicle wholesale sales	169.4	126.4	295.8
Total new and used vehicle sales	6,924.5	1,855.3	8,779.8
Parts and service sales (1)	1,162.6	194.8	1,357.4
Finance, insurance and other, net (2)	416.3	46.6	463.0
Total revenues	$8,503.4	$2,096.8	$10,600.2
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $30.8 million, $22.3 million and $27.6 million during the years ended December 31, 2022, 2021 and 2020, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Arrangement of Vehicle Financing and the Sale of Service and Other Insurance Contracts section within this Note for further discussion of these arrangements. Refer to Note 8. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Charge Backs
The Company may be charged back in the future for commissions received on F&I contract or VSC fees in the event of early termination of the contracts by customers. A reserve for future amounts estimated to be charged back, representing variable consideration, is recorded as a reduction to Finance, insurance and other, net in the Consolidated Statements of Operations. The reserve is estimated based on the Company’s historical charge back results and the termination provisions of the applicable contracts, and was $65.1 million and $58.3 million at December 31, 2022 and 2021, respectively.
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
The change in contract assets during the year ended December 31, 2022, is reflected in the table below (in millions):

F&I, Net
Contract Assets, January 1, 2022	$37.5
Changes related to revenue recognition during the period	30.8
Amounts invoiced during the period	(20.5)
Contract Assets, December 31, 2022	$47.9

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. ACQUISITIONS
Prime Acquisition
In November 2021, the Company completed the acquisition of the Prime Automotive Group (“Prime”), including 28 dealerships, certain real estate and three collision centers in the Northeastern U.S. (collectively referred to as the “Prime Acquisition”), for aggregate consideration of $934.2 million.
The Company analyzed and assessed all available information related to property and equipment and property lease contracts, determining the preliminary fair values established in 2021 were appropriate and no material adjustments were recorded to these fair values in the year ended December 31, 2022. The Company previously recorded a $33.4 million deposit for the purchase of an additional dealership as part of the Prime Acquisition, which had not closed as of December 31, 2021. As of December 31, 2022, the Company is still waiting for distributor approval to obtain ownership of the additional dealership. Pursuant to the purchase agreement with the seller, the seller initiated legal action against the distributor to compel the approval of the sale of the dealership. In March 2022, upon the contractual release of funds from escrow to the seller related to the dealership, the deposit was recognized as additional consideration paid and reflected as additional goodwill, resulting in total consideration associated with the Prime Acquisition of $967.6 million. The results of the Prime Acquisition are included in the U.S. segment. The goodwill is deductible for income tax purposes.
The following table summarizes the consideration paid and aggregate amounts of the assets acquired and liabilities assumed as of December 31, 2022 (in millions):

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
The Company recorded $12.9 million of acquisition related costs attributable to the Prime Acquisition during the year ended December 31, 2021. These costs are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s Consolidated Statements of Operations included revenues and net income attributable to Prime for the year ended December 31, 2022, of $1.7 billion and $110.2 million, respectively. These revenue and net income amounts attributable to Prime include amounts up to the date of disposal, from certain stores which have been disposed of since the date of the Prime Acquisition.
The Company’s Consolidated Statements of Operations included revenues and net income attributable to Prime from the acquisition date through December 31, 2021, of $199.9 million and $14.3 million, respectively.
The following unaudited pro forma financial information presents consolidated information of the Company as if the Prime Acquisition had occurred on January 1, 2020 (in millions):

	Years Ended December 31,
	2021	2020
Revenues	$15,243.5	$12,469.8
Net income	$594.7	$290.0
Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.
Other Acquisitions
During the year ended December 31, 2022, the Company acquired six dealerships and a collision center in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $507.5 million, net of cash acquired. Goodwill and intangible franchise rights associated with these acquisitions totaled $236.1 million and $127.4 million, respectively.
During the year ended December 31, 2022, the Company acquired a dealership and related collision center in the U.K. Consideration paid, which was accounted for as a business combination, was $34.1 million, consisting of cash paid of $32.9 million and a payable of $1.2 million, net of cash acquired. Goodwill associated with the acquisition totaled $10.2 million.
During the year ended December 31, 2021, the Company acquired five dealerships in the U.S. and seven dealerships in the U.K. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, totaled $166.8 million, net of cash acquired. Goodwill and intangible franchise rights associated with these acquisitions totaled $70.1 million and $27.2 million, respectively.
During the year ended December 31, 2020, the Company acquired a collision center in the U.S., which was integrated into an existing dealership. Aggregate consideration paid, which was accounted for as a business combination, was $1.3 million.
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
On July 1, 2022 (the “Brazil Disposition Date”), the Company closed on the Brazil Disposal. The Company recorded a total net loss of $87.5 million on the Brazil Disposal, of which $10.0 million was recognized during the year ended December 31, 2022 and $77.5 million was recognized during the year ended December 31, 2021. The loss on sale is presented as part of the results within Discontinued Operations.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Upon sale of a foreign entity, amounts recorded within Accumulated Other Comprehensive Income (loss) (“AOCI”) on the Consolidated Balance Sheets are required to be reclassified into earnings on the date of disposition. For purposes of determining the net gain or loss on the Brazil Disposal, the Company included the currency translation adjustments recorded in AOCI as a loss of $122.8 million attributable to the Brazil Disposal Group. The loss on sale indicated an impairment of assets, however, the loss was entirely the result of the reclassification of the translation adjustment from AOCI. Prior to the Brazil Disposition Date, the Company recorded a valuation allowance against the assets held for sale for the Brazil Disposal to reflect the expected loss not attributable to a particular asset within the Brazil Disposal Group. On and following the Brazil Disposition Date, the Company reclassified into earnings the currency translation loss attributable to the Brazil Disposal Group. The currency translation loss was offset by the reversal of the previously recorded valuation allowance.
In addition, the purchase price of the Brazil Disposal is denominated in BRL, which is subject to foreign currency exchange risk. In order to partially mitigate this risk, the Company entered into a foreign currency derivative for the conversion of BRL to USD in the form of a costless collar which protects the Company from significant downside exposure on $70.0 million of the expected purchase consideration. Losses associated with the foreign currency derivative are presented as incremental costs to sell in the table below and are fully offset by corresponding foreign currency impacts to the fair value of proceeds from the disposition. On June 30, 2022, the Company settled the foreign currency derivative for a loss of $8.4 million.
Subsequent to the Brazil Disposition Date, the Company received additional proceeds for working capital adjustments related to the Brazil Disposal of $4.1 million. The resulting gain was recognized within Discontinued Operations and included within the net loss recorded for the year ended December 31, 2022 as described above.
Additionally, the Buyer, with the Company’s approval, entered into a tax settlement associated with the Brazil Disposal with the Brazilian tax authority for BRL 23.0 million or approximately $4.5 million. The settlement was accrued within Accrued expenses and other current liabilities on the Consolidated Balance Sheet and recorded as Provision for income taxes within Discontinued Operations and included within the net loss recorded for the year ended December 31, 2022. The settlement will be paid out of the existing Brazil Disposal Escrow balance within one year.
As of December 31, 2022, the Company had a remaining receivable balance of $22.8 million associated with the Brazil Disposal Escrow recorded in Other long-term assets on the Consolidated Balance Sheet, of which $7.8 million is expected to be paid to settle the Company’s portion of accrued liabilities retained subsequent to the Brazil Disposition Date, including the tax settlement described above.
The following table summarizes the fair value of the proceeds received from the disposition and net carrying value of the assets disposed as of December 31, 2022 (in millions):

Fair value of proceeds from disposition	$92.5
Net assets disposed	48.8
Gain before currency translation adjustments	43.7
Amount of currency translation loss recorded in AOCI	(122.8)
Incremental costs to sell	8.4
Net loss on the Brazil Disposal	$(87.5)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Results of the Brazil Discontinued Operations were as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
REVENUES:
New vehicle retail sales	$109.0	$205.6	$152.4
Used vehicle retail sales	44.0	58.1	50.0
Used vehicle wholesale sales	10.1	11.3	12.3
Parts and service sales	23.8	38.7	31.9
Finance, insurance and other, net	3.3	6.1	5.0
Total revenues	190.2	319.8	251.6
COST OF SALES:
New vehicle retail sales	98.5	184.9	141.3
Used vehicle retail sales	41.2	53.1	46.3
Used vehicle wholesale sales	10.0	10.5	11.5
Parts and service sales	14.5	22.0	17.7
Total cost of sales	164.2	270.6	216.7
GROSS PROFIT	26.1	49.2	34.8
Selling, general and administrative expenses	15.1	34.3	31.1
Depreciation and amortization expense	0.9	1.5	2.3
Asset impairments	6.3	77.5	11.1
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	3.7	(64.1)	(9.6)
Floorplan interest expense	1.4	1.1	0.3
Other interest (income) expense, net	(1.8)	0.9	0.7
Loss on extinguishment of debt	—	3.8	—
Other expenses	1.5	—	—
INCOME (LOSS) BEFORE INCOME TAXES — DISCONTINUED OPERATIONS	2.6	(69.9)	(10.5)
Provision (benefit) for income taxes	5.3	3.4	(0.3)
NET LOSS — DISCONTINUED OPERATIONS	$(2.7)	$(73.3)	$(10.2)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents cash flows from operating and investing activities for the Brazil Discontinued Operations (in millions):

	Years Ended December 31,
	2022	2021	2020
Net cash provided by operating activities — discontinued operations	$26.6	$5.2	$13.1
Net cash provided by (used in) investing activities — discontinued operations	$59.1	$(1.5)	$(6.8)
Assets and liabilities of the Brazil Discontinued Operations were as follows (in millions):

	As of December 31,
	2022	2021
Cash and cash equivalents	$—	$3.7
Contracts-in-transit and vehicle receivables, net	—	2.3
Accounts and notes receivable, net	—	11.8
Inventories	—	37.2
Prepaid expenses	—	1.9
Other current assets	1.3	—
Current assets of discontinued operations	1.3	56.9
Property and equipment, net	—	22.3
Operating lease assets	—	2.4
Other long-term assets	22.8	7.8
Non-current assets of discontinued operations	22.8	32.5
Total assets, before valuation allowance	24.1	89.5
Valuation allowance	—	(76.4)
Total assets, net of valuation allowance	$24.1	$13.0

Floorplan notes payable — credit facility and other	$—	$3.3
Floorplan notes payable — manufacturer affiliates	—	20.1
Current operating lease liabilities	—	2.5
Accounts payable	—	13.7
Accrued expenses and other current liabilities	7.8	8.7
Current liabilities of discontinued operations	$7.8	$48.3

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets and Liabilities Held for Sale
Assets and liabilities classified as held for sale consisted of the following (in millions):

	As of December 31,
	2022	2021
Current assets classified as held for sale
Brazil Discontinued Operations	$—	$13.0
Prime Acquisition (1)	9.8	52.3
Other (2)	43.8	34.9
Total current assets classified as held for sale	$53.6	$100.3
Current liabilities classified as held for sale
Brazil Discontinued Operations	$—	$48.3
Prime Acquisition (1)	1.1	1.6
Other	3.7	—
Total current liabilities classified as held for sale	$4.8	$49.9
(1) For additional details on current assets and current liabilities classified as held for sale in connection with the Prime Acquisition, refer to Note 3. Acquisitions.
(2) Includes $13.4 million and $9.9 million of goodwill reclassified to assets held for sale as of December 31, 2022 and December 31, 2021.
Other Divestitures
The Company’s dispositions generally consist of dealership assets and related real estate. Gains and losses on dispositions are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
During the year ended December 31, 2022, the Company recorded a net pre-tax gain totaling $30.8 million related to the disposition of five dealerships representing five franchises, as well as a collision center in the U.S. The dispositions reduced goodwill by $37.3 million. The Company also terminated one franchise representing one dealership in the U.K.
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
5. STOCK-BASED COMPENSATION PLANS
Under the Company’s 2014 Long Term Incentive Plan (the “Incentive Plan”), the Company currently grants RSAs, RSUs (also referred to as “Phantom Stock”) and PSUs to Company employees and non-employee directors. The aggregate maximum number of shares that may be issued or transferred under the Incentive Plan is 2.2 million. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2022, there were 1.1 million shares available for issuance under the Incentive Plan.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Awards
The Company grants RSAs to employees and non-employee directors. RSAs qualify as participating securities as each award contains non-forfeitable rights to dividends. As such, the two-class method is required for the computation of EPS. RSAs contain voting rights and are considered outstanding at the date of grant. Refer to Note 6. Earnings Per Share for further details. RSAs are subject to vesting periods of up to five years. Compensation expense for RSAs is calculated based on the average market price of the Company’s common stock at the date of grant and recognized over the requisite vesting period on a straight-line basis. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted annually based on the extent to which actual or expected forfeitures differ from the previous estimate. The Company issues new shares of common stock or treasury shares, if available, to settle vested RSAs.
The following table summarizes RSA activity and related information for 2022:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	523,549	$94.37
Granted	87,437	$179.38
Vested	(176,338)	$83.16
Forfeited	(14,533)	$115.02
Nonvested at December 31, 2022	420,115	$116.05
The total fair value of RSAs that vested during the years ended December 31, 2022, 2021 and 2020, was $14.7 million, $13.6 million and $15.8 million, respectively.
As of December 31, 2022, there was $21.6 million of total unrecognized compensation cost related to RSAs which is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock Units
The Company grants RSUs to non-employee directors. RSUs are vested 100% at the time of grant, and settled on the date of the directors “separation of service”, as such term is defined in IRS code §1.409A-1(h), and generally includes departure due to either death, disability, or retirement. RSUs convey no voting rights, and therefore are not considered outstanding when granted. Granted RSUs participate in dividends, however the dividends are not payable until a directors separation of service with the Company. In the event a director terminates his or her directorship with the Company for reasons other than defined above, the RSUs granted and any accrued dividends will be forfeited.
RSUs settle in a cash payment equal to the average of the Company’s high and low stock price on the separation of service date and therefore constitute liability instruments, which require remeasurements to fair value each reporting period. The changes in fair value as a result of the changes in the Company’s stock price is recognized in Selling, general and administrative expenses within the Consolidated Statements of Operations. As of December 31, 2022, the total liability for unsettled cash-settled RSUs, recorded at fair value, was $4.8 million.
Performance Share Units
The Company grants PSUs to certain key employees. PSUs are evaluated over a two-year performance period based on actual performance targets achieved, as well as the market-based return of the Company’s common stock relative to that of their peer group. PSU payout percentages can range between 0% and 200% and are subject to vesting over a three-year service period, which at the end of year three, will convert into shares of the Company’s common stock. Compensation cost for PSUs is based on the Company’s closing stock price on the date of grant, forecasted achievement of performance targets and the estimated grant date per share value of market-based performance utilizing a Monte Carlo simulation model.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes PSU activity and related information for 2022:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	32,551	$121.55
Granted	29,432	$169.75
Vested	(26,322)	$179.42
Performance adjustment	7,875	$179.42
Nonvested at December 31, 2022	43,536	$161.87
The total fair value of PSUs that vested during the years ended December 31, 2022 and 2021 was $4.7 million, and $9.3 million, respectively. There were no PSUs that vested during the year ended December 31, 2020.
The weighted average grant date fair value of PSUs granted during the years ended December 31, 2022, 2021 and 2020, was $5.0 million, $2.1 million and $1.9 million, respectively.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of December 31, 2022, there were 383,022 shares available for issuance under the Purchase Plan. During the years ended December 31, 2022, 2021 and 2020, the Company issued 146,416, 116,680 and 202,393 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
The weighted average per share fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $39.45, $43.57 and $19.51 during the years ended December 31, 2022, 2021 and 2020, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option. Employees can contribute a maximum of 10% of their compensation, up to a maximum of $25,000 annually under the Purchase Plan. Cash received from Purchase Plan purchases was $19.5 million, $15.2 million and $9.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Stock-Based Compensation
Total stock-based compensation includes expenses for both equity and cash-settled awards and is recognized in Selling, general and administrative expenses within the Consolidated Statements of Operations. Stock-based compensation related to equity-settled awards was $27.0 million, $28.3 million and $32.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Stock-based compensation related to cash-settled awards was $0.5 million, $2.2 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020. Tax benefits related to total stock-based compensation were $5.2 million, $4.3 million and $5.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the calculation of EPS on total net income for the years ended December 31, 2022, 2021 and 2020 (in millions, except share and per share data):

	Years Ended December 31,
	2022	2021	2020
Weighted average basic common shares outstanding	15,441,292	17,655,365	17,754,666
Dilutive effect of stock-based awards and employee stock purchases	52,324	66,847	51,912
Weighted average dilutive common shares outstanding	15,493,616	17,722,212	17,806,578
Basic:
Net income	$751.5	$552.1	$286.5
Less: Earnings allocated to participating securities from continuing operations	21.3	21.1	10.7
Less: Loss allocated to participating securities from discontinued operations	(0.1)	(2.5)	(0.4)
Net income available to basic common shares	$730.3	$533.5	$276.2
Basic earnings per common share	$47.29	$30.22	$15.55
Diluted:
Net income	$751.5	$552.1	$286.5
Less: Earnings allocated to participating securities from continuing operations	21.3	21.0	10.6
Less: Loss allocated to participating securities from discontinued operations	(0.1)	(2.5)	(0.4)
Net income available to diluted common shares	$730.3	$533.6	$276.2
Diluted earnings per common share	$47.14	$30.11	$15.51
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The carrying value and fair value of the Company’s 4.00% Senior Notes and fixed-rate mortgages were as follows (in millions):

	December 31, 2022		December 31, 2021
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$633.9	$750.0	$748.4
Real estate related	99.2	90.5	81.3	78.7
Total	$849.2	$724.4	$831.3	$827.1
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
Assets and liabilities associated with the Company’s interest rate swaps, as reflected gross in the Consolidated Balance Sheets, were as follows (in millions):

	December 31,
	2022	2021
Assets:
Other current assets	$0.1	$—
Other long-term assets	109.2	13.8
Total assets	$109.3	$13.8
Liabilities:
Accrued expenses and other current liabilities	$—	$0.1
Long-term interest rate swap liabilities	—	11.1
Total liabilities	$—	$11.2

Interest rate swaps designated as cash flow hedges and the related gains or losses are deferred in stockholders’ equity as a component of AOCI in the Company’s Consolidated Balance Sheets. The deferred gains or losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of the positions are recognized as Floorplan interest expense or Other interest expense, net, in the Company’s Consolidated Statements of Operations. Gains or losses for periods where future forecasted hedged transactions are deemed probable of not occurring are reclassified from AOCI into income as Floorplan interest expense.
As of December 31, 2022, the Company held 39 interest rate swaps designated as cash flow hedges with a total notional value of $931.1 million that fixed its underlying SOFR at a weighted average rate of 1.22%. The Company also held 2 additional interest rate swaps designated as cash flow hedges with forward start dates beginning in December 2023, that had an aggregate notional value of $100.0 million and a weighted average interest rate of 0.94% as of December 31, 2022. The maturity dates of the Company’s designated interest rate swaps with forward start dates range between December 2027 and December 2028.
As of December 31, 2021, the company held 37 interest rate swaps designated as cash flow hedges with a total notional value of $774.0 million that fixed its underlying one-month LIBOR or SOFR at a weighted average rate of 1.3%. The Company completed the transition of interest rate swaps from LIBOR to SOFR during 2022.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2022	2021	2020
Interest rate swaps	$84.1	$22.6	$(36.7)

	Amount Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Years Ended December 31,
	2022	2021	2020
Floorplan interest expense, net	$0.8	$(3.7)	$(7.9)
Other interest expense, net	$2.4	$(4.1)	$(2.9)
The amount of gain expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $21.5 million.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s receivables, net and contract assets consisted of the following (in millions):

	December 31,
	2022	2021
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$188.2	$143.8
Vehicle receivables	90.9	75.6
Total contracts-in-transit and vehicle receivables	279.0	219.4
Less: allowance for doubtful accounts	0.6	0.5
Total contracts-in-transit and vehicle receivables, net	$278.5	$218.9

Accounts and notes receivables, net:
Manufacturer receivables	$94.6	$76.9
Parts and service receivables	68.0	58.6
F&I receivables	30.0	29.8
Other	12.1	17.0
Total accounts and notes receivables	204.7	182.2
Less: allowance for doubtful accounts	5.5	4.3
Total accounts and notes receivables, net	$199.2	$177.9

Within Other current assets and Other long-term assets:
Total contract assets (1)	$47.9	$37.5
(1) See further discussion of the Company’s Contract Assets balance at Note 2. Revenues. No allowance for doubtful accounts was recorded for contract assets as of December 31, 2022, or December 31, 2021.
9. INVENTORIES
The Company’s inventories consisted of the following (in millions):

	December 31,
	2022	2021
New vehicles	$536.2	$254.8
Used vehicles	537.3	596.6
Rental vehicles	155.0	114.7
Parts, accessories and other	128.0	107.1
Total inventories	$1,356.6	$1,073.1
As described in Note 1. Basis of Presentation, Consolidation and Summary of Accounting Policies, inventories are valued at lower of cost or net realizable value. The lower of specific cost or net realizable value adjustments reduced total inventory cost by $5.4 million and $4.1 million at December 31, 2022 and 2021, respectively.
Interest assistance reduced inventory costs by $2.8 million and $1.3 million at December 31, 2022 and 2021, respectively, and reduced cost of sales by $56.0 million, $54.2 million and $47.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Impairments of inventory, net of insurance proceeds, related to catastrophic events are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $0.3 million, $0.1 million and $0.9 million of impairment charges, respectively.
Refer to Note 1. Basis of Presentation, Consolidation and Summary of Accounting Policies for further discussion of the Company’s accounting policies for inventories.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment consisted of the following (in millions):

	December 31,
	2022	2021
Land	$838.8	$758.5
Buildings and leasehold improvements	1,459.8	1,358.1
Machinery and dealership equipment	173.0	163.1
Office equipment, furniture and fixtures	141.7	128.7
Company vehicles	17.3	16.4
Construction in progress	52.0	46.6
Total	2,682.6	2,471.4
Less: accumulated depreciation and amortization	554.4	513.5
Property and equipment, net	$2,128.2	$1,957.8
For the years ended December 31, 2022, 2021 and 2020, the Company recognized $0.8 million, $1.7 million and $4.2 million, respectively, in asset impairment charges related to property and equipment in the Company’s U.S. segment. Property and equipment impairment charges are reflected in Asset impairments in the Consolidated Statements of Operations.
Depreciation and amortization expense totaled $88.4 million, $77.4 million and $73.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company capitalized $1.1 million, $1.0 million and $1.1 million of interest on construction projects for the years ended December 31, 2022, 2021 and 2020, respectively.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company reviews ROU assets for impairment at the lowest level of identifiable cash flows whenever evidence exists that the carrying value of an asset may not be recoverable (i.e., triggering events). This review consists of comparing the carrying amount of the asset group with its expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. If the asset group’s carrying amount exceeds its future undiscounted cash flows, an impairment charge is measured as the amount by which its carrying amount exceeds its fair value. The fair value of the ROU asset is calculated based on the discounted market rent over the remaining lease period. The market rent reflects current lease rates on comparable properties and requires adjustments to reflect the different characteristics between the property being measured and the comparable property, which are considered level 3 inputs within the fair value hierarchy described further in Note 7. Financial Instruments and Fair Value Measurements. No impairments of ROU assets were recorded during the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, the Company recorded $1.8 million of impairments of ROU assets related to the U.K. segment. The impairment charges were recognized within Asset impairments in the Company’s Consolidated Statements of Operations. Additional information regarding the Company’s operating and finance leases is as follows (in millions, except for lease term and discount rate information):

		December 31,
Leases	Balance Sheet Classification	2022	2021
Assets:
Operating	Operating lease assets	$249.1	$267.8
Finance	Property and equipment, net	221.4	169.1
Total		$470.5	$436.9
Liabilities:
Current:
Operating	Current operating lease liabilities	$21.8	$25.9
Finance	Current maturities of long-term debt	18.8	8.4
Noncurrent:
Operating	Operating lease liabilities, net of current portion	238.4	256.6
Finance	Long-term debt, net of current maturities	201.6	164.3
Total		$480.6	$455.2

		Years Ended December 31,
Lease Expense	Income Statement Classification	2022	2021	2020
Operating	Selling, general and administrative expenses	$42.4	$35.1	$32.5
Operating	Asset impairments	—	—	1.8
Variable	Selling, general and administrative expenses	4.5	3.3	2.7
Sublease income	Selling, general and administrative expenses	(2.3)	(1.9)	(1.3)
Finance:
Amortization of lease assets	Depreciation and amortization expense	9.1	7.3	6.3
Interest on lease liabilities	Other interest expense, net	8.2	7.2	7.0
Net lease expense		$61.9	$50.9	$48.9

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2022
Maturities of Lease Liabilities	Operating Leases	Finance Leases
2023	$33.7	$28.6
2024	35.0	30.8
2025	33.0	40.2
2026	30.3	43.6
2027	28.8	47.8
Thereafter	218.8	93.0
Total lease payments	379.5	284.0
Less: lease payments representing interest	(119.3)	(63.6)
Present value of lease liabilities	$260.2	$220.4

	Years Ended December 31,
Weighted-Average Lease Term and Discount Rate	2022	2021	2020
Weighted-average remaining lease terms:
Operating	13.6	12.0	11.7
Finance	17.2	17.1	15.6
Weighted-average discount rates:
Operating	5.1%	4.8%	5.6%
Finance	5.1%	4.9%	6.2%

	Years Ended December 31,
Other Information	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$42.2	$36.2	$33.8
Operating cash flows used in finance leases	$8.2	$7.2	$7.0
Financing cash flows used in finance leases	$9.1	$10.9	$5.5
ROU assets obtained in exchange for lease obligations:
Operating leases, initial recognition	$12.9	$77.8	$3.4
Operating leases, modifications and remeasurements	$25.0	$9.4	$9.6
Finance leases, initial recognition	$39.3	$63.8	$15.6
Finance leases, modifications and remeasurements	$23.1	$(4.5)	$31.8
12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The Company evaluates its intangible assets, including goodwill, for impairment annually, or more frequently if events or circumstances indicate possible impairment. Refer to Note 1. Basis of Presentation, Consolidation and Summary of Accounting Policies for further discussion of the Company’s accounting policies relating to impairment testing.
For the October 31, 2022 annual goodwill impairment assessment, the Company elected to perform a qualitative assessment and determined that it was not more-likely-than-not that the fair values of the Company’s reporting units were less than their carrying values.
The qualitative assessment included a review of changes, since the last quantitative assessment was performed, in those assumptions having the most significant impact on the current year fair value.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
When a quantitative impairment assessment is performed, the Company estimates fair value of goodwill using a combination of the discounted cash flow, or income approach, and the market approach. The Company weights the income approach and market approach 80% and 20%, respectively, in the fair value model. For intangible franchise rights, the fair value of the respective franchise right is estimated using a discounted cash flow, or income approach. The income approach measures fair value by discounting expected future cash flows at a WACC that proportionately weights the cost of debt and equity. Significant assumptions in the model include revenue growth rates, future EBITDA margins, the WACC and terminal growth rates. The Company applies a five-year projection period which aligns with the Company’s strategic plan. Key considerations in the assumed growth rates include industry SAAR projections, macroeconomic conditions including consumer confidence levels, unemployment rates and GDP growth, and internal measures such as historical financial performance, cost control and planned capital expenditures.
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
For the October 31, 2022 annual intangible franchise rights assessment, the Company elected to perform a qualitative assessment. Based on the results of the qualitative assessment, no dealerships required a further quantitative test. Subsequent to the annual assessment, the Company decided to voluntarily terminate a portion of its franchise rights at two dealerships in the U.S. beginning in the first quarter of 2023. As a result, the Company recorded an impairment charge on its intangible franchise rights of $1.3 million in the U.S. during the year ended December 31, 2022.
When an intangible franchise rights quantitative assessment is required, the Company estimates the fair values of the respective franchise rights using a discounted cash flow, or income approach, following the income approach as described for goodwill.
During the year ended December 31, 2022, the Company recorded impairment charges of $1.3 million in the U.S. segment and none in the U.K. segment on intangible franchise rights. No impairment was recorded for intangible franchise rights during the year ended December 31, 2021. During the year ended December 31, 2020, the Company recorded impairment charges of $9.7 million in the U.S. segment and $11.1 million in the U.K. segment on intangible franchise rights. The impairment charges were recognized within Asset impairments in the Company’s Consolidated Statements of Operations.
During the year ended December 31, 2022, the Company recorded additional intangible franchise rights acquired through business combinations of $127.4 million in the U.S. segment and none in the U.K. segment. During the year ended December 31, 2021, the Company recorded additional indefinite-lived intangible franchise rights acquired through business combinations of $161.2 million in the U.S. segment and $1.2 million in the U.K. segment.
Refer to Note 3. Acquisitions for further discussion of the Company’s acquisitions.
The following table presents the Company’s intangible franchise rights balances by segment as of December 31, 2022 and 2021 (in millions):

	Intangible Franchise Rights
	U.S.	U.K.	Total
Balance, December 31, 2021	$372.0	$20.4	$392.3
Balance, December 31, 2022	$498.0	$18.3	$516.3

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a roll-forward of the Company’s goodwill accounts by reporting unit (in millions):

	Goodwill
	U.S.	U.K.	Total
Balance, December 31, 2020 (1)	$901.7	$95.4	$997.1
Additions through acquisitions	434.6	18.9	453.5
Disposals	(4.1)	—	(4.1)
Reclassified from (to) assets held for sale, net	(25.0)	—	(25.0)
Currency translation	—	(1.3)	(1.3)
Balance, December 31, 2021 (1)	$1,307.3	$112.9	$1,420.2
Additions through acquisitions	236.1	10.2	246.3
Purchase price allocation adjustments	35.0	—	35.0
Disposals	(37.3)	—	(37.3)
Reclassified from (to) assets held for sale, net	8.8	—	8.8
Currency translation	—	(11.2)	(11.2)
Balance, December 31, 2022(1)	$1,549.9	$111.9	$1,661.8
(1) Net of accumulated impairments of $40.6 million in the U.S. reporting unit.
13. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	December 31,
	2022	2021
Revolving Credit Facility — floorplan notes payable	$833.5	$511.7
Revolving Credit Facility — floorplan notes payable offset account	(140.2)	(268.6)
Revolving Credit Facility — floorplan notes payable, net	693.3	243.1
Other non-manufacturer facilities	68.8	51.9
Floorplan notes payable — credit facility and other, net	$762.1	$295.0

FMCC facility	$55.1	$22.8
FMCC facility offset account	(13.4)	(3.3)
FMCC facility, net	41.8	19.5
Other manufacturer affiliate facilities	201.3	216.5
Floorplan notes payable — manufacturer affiliates, net	$243.1	$236.0
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
On March 9, 2022, in the U.S., the Company entered into an amended revolving syndicated credit arrangement with 21 participating financial institutions that matures on March 9, 2027 (“Revolving Credit Facility”). On August 18, 2022, the Company entered into a first amendment on the twelfth amended Revolving Credit Facility. In addition to extending the term, the amendment increases the availability to $2.0 billion, with the ability to increase to $2.4 billion, as further described below. The Revolving Credit Facility currently consists of two tranches: (i) a $1.2 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) an $800.0 million maximum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Consolidated Balance Sheets — refer to Note 14. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $2.0 billion commitment. The Acquisition Line includes a $100 million sub-limit for letters of credit and a $50.0 million minimum capacity tranche. As of December 31, 2022 and 2021, the Company had $12.2 million and $12.6 million, respectively, in outstanding letters of credit.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The U.S. Floorplan Line bears interest at rates equal to SOFR plus 120 basis points for new vehicle inventory and SOFR plus 150 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 5.56% as of December 31, 2022, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 110 to 210 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the amendment to the Revolving Credit Facility described above, the Company incurred $3.7 million in additional debt issuance costs. The Company had $5.0 million and $2.6 million of related unamortized debt issuance costs as of December 31, 2022 and 2021, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Consolidated Balance Sheets and amortized over the term of the facility.
Under the Revolving Credit Facility, dividends are permitted to the extent that no event of default exists, and the Company is in compliance with the financial covenants contained therein.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). This facility bears interest at the U.S. Prime rate which was 7.50% as of December 31, 2022.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K. with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of December 31, 2022, borrowings outstanding under these facilities totaled $201.3 million, comprised of $121.2 million in the U.S., with annual interest rates ranging from less than 1% to approximately 8%, and $80.1 million in the U.K., with annual interest rates ranging from approximately 4% to approximately 7%.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. DEBT
Long-term debt consisted of the following (in millions):

	December 31,
	2022	2021
4.00% Senior Notes due August 15, 2028	$750.0	$750.0
Acquisition Line	303.2	329.3
Other debt:
Real estate related	796.9	627.7
Finance leases	220.4	172.7
Other	22.3	166.9
Total other debt	1,039.6	967.4
Total debt	2,092.7	2,046.7
Less: unamortized debt issuance costs	10.2	11.0
Less: current maturities	130.3	220.4
Total long-term debt	$1,952.2	$1,815.3
The aggregate annual maturities of debt for the next five years, excluding debt issuance costs, are as follows (in millions):

Total
Years Ended December 31,
2023	$130.8
2024	113.9
2025	110.6
2026	193.7
2027	490.7
Thereafter	1,053.2
Total	$2,092.7
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 13. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of December 31, 2022, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 13. Floorplan Notes Payable), totaled $303.2 million. The average interest rate on this facility was 4.03% as of December 31, 2022.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of December 31, 2022, borrowings outstanding under these facilities totaled $796.9 million, gross of debt issuance costs, comprised of $695.4 million in the U.S. and $101.5 million in the U.K.
The Company’s mortgage loans are secured by real property owned by the Company. The carrying values of the related collateralized real estate as of December 31, 2022 and 2021 was $1,215.7 million and $983.1 million, respectively.
Finance Leases
Refer to Note 11. Leases for further information regarding the Company’s finance leases.
Bridge Facility
In connection with the Prime Acquisition, the Company entered into a commitment letter with Wells Fargo Bank (the “Bridge Facility”) to provide a portion of the debt financing. As of December 31, 2021, borrowings outstanding under the Bridge Facility totaled $140.0 million, and is reflected within Other, under Other Debt in the table above, and reflected within current maturities. During 2022, the Company paid off the total outstanding borrowings under the Bridge Facility of $140.0 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. INCOME TAXES
Income from continuing operations before income taxes by geographic area was as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Domestic	$897.4	$721.8	$366.6
Foreign	87.9	79.2	14.2
Total income before income taxes	$985.3	$800.9	$380.8
Federal, state and foreign income tax provisions from continuing operations were as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Federal:
Current	$160.7	$116.4	$70.8
Deferred	24.6	30.7	5.5
State:
Current	24.5	13.8	7.0
Deferred	5.9	1.6	(1.3)
Foreign:
Current	18.0	14.8	6.3
Deferred	(2.6)	(1.8)	(4.1)
Provision for income taxes	$231.1	$175.5	$84.2
A reconciliation of the statutory federal rate to the effective tax rate on income before income taxes from continuing operations, was as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Provision at the U.S. federal statutory rate	$206.9	$168.1	$79.9
Increase (decrease) resulting from:
State income tax, net of benefit for federal deduction	22.3	15.3	5.8
Foreign income tax rate differential	(2.3)	(1.0)	—
Change in enacted tax rate — U.K.	—	(1.9)	—
Tax Credits	(0.4)	(0.8)	(0.3)
Changes in valuation allowances	(2.1)	(2.9)	(0.7)
Stock-based compensation	(1.6)	(2.2)	(0.8)
Uncertain tax benefits	—	—	(0.3)
Deferred state tax effect	4.3	—	—
Other	4.0	0.9	0.6
Provision for income taxes	$231.1	$175.5	$84.2

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Accrued liabilities	$56.4	$53.5
U.S. state NOL carryforwards	18.9	30.8
Operating lease liabilities	71.1	79.5
Other	2.5	2.8
Deferred tax assets	148.9	166.6
Less: valuation allowance on deferred tax assets	10.2	24.2
Net deferred tax assets	$138.7	$142.4
Deferred tax liabilities:
Goodwill and intangible franchise rights	$171.2	$152.2
Depreciation expense	110.0	99.4
Interest rate swaps	26.1	0.6
Operating lease ROU assets	59.6	63.5
Other	1.7	1.7
Deferred tax liabilities	368.6	317.4
Net deferred tax liability	$229.9	$175.0
The classification of the continued operations of the Company’s net deferred tax liability within the Consolidated Balance Sheets is as follows (in millions):

	December 31,
	2022	2021
Deferred tax asset, included in Other long-term assets	$8.2	$5.9
Deferred tax liability, included in Deferred income taxes	238.1	180.9
Net deferred tax liability	$229.9	$175.0
As of December 31, 2022, the Company had state pre-tax NOL carryforwards in the U.S. of $368.6 million that will expire between 2023 and 2042 in certain states while some may be carried forward indefinitely. To the extent that the Company expects that net income will not be sufficient to realize these NOLs in certain jurisdictions, a valuation allowance has been established.
The Company believes it is more-likely-than-not that its deferred tax assets, net of valuation allowances provided, will be realized, based primarily on its expectation of future taxable income, considering future reversals of existing taxable temporary differences.
As of December 31, 2022, subsequent to the Brazil disposition and the resulting company structure, we maintain a permanent reinvestment assertion on our foreign subsidiaries. An immaterial amount of tax would be payable upon any distribution of unremitted earnings or a recognition of any outside basis difference.
Based on the statutes of limitations in the applicable jurisdiction in which the Company operates, the Company is generally no longer subject to examinations by tax authorities in years prior to 2017.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the Company’s unrecognized tax benefits is as follows (in millions):

	2022	2021	2020
Balance at January 1	$2.0	$2.0	$2.4
Additions for current tax	0.5	0.5	0.5
Additions based on tax positions in prior years	—	—	—
Reductions for tax positions	—	—	(0.4)
Settlements with tax authorities	—	—	—
Reductions due to lapse of statutes of limitations	(0.5)	(0.5)	(0.5)
Balance at December 31	$2.0	$2.0	$2.0
Included in the balance of unrecognized tax benefits as of December 31, 2022, 2021 and 2020, are $1.7 million, $1.6 million and $1.7 million, respectively, of tax benefits that would affect the effective tax rate if recognized.
For the years ended December 31, 2022, 2021 and 2020 the Company recorded approximately $0.3 million, $0.3 million and $0.3 million, respectively, of interest and penalty related to its uncertain tax positions. Consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations.
16. EMPLOYEE SAVINGS PLANS
The Company has a deferred compensation plan to provide select employees with the opportunity to accumulate additional savings for retirement on a tax-deferred basis (the “Deferred Compensation Plan”). Participants in the Deferred Compensation Plan are allowed to defer receipt of a portion of their salary, compensation or bonus. Participants receive a rate of return as determined by management and approved by the Board of Directors. The balances due to participants of the Deferred Compensation Plan as of December 31, 2022 and 2021, were $100.4 million and $90.2 million, respectively, with $3.9 million and $6.1 million classified as current for each respective period.
In the U.S., the Company offers a 401(k) plan to eligible employees and provides matching contribution to employees that participate in the plan. For the years ended December 31, 2022, 2021 and 2020, the matching contributions paid by the Company totaled $10.9 million, $8.4 million and $3.6 million, respectively.
In the U.K., the Company offers private personal pension plans and provides matching contributions to eligible employees that participate in the plan. For the years ended December 31, 2022, 2021 and 2020, the matching contributions paid by the Company totaled $4.5 million, $3.8 million and $2.9 million, respectively.
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
Legal Proceedings
As of December 31, 2022, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Matters
In connection with dealership dispositions where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $36.9 million as of December 31, 2022. In certain instances, the Company obtains collateral support for the rental obligations that the Company remains obligated for upon sale of a dealership to a lessee. Total associated letters of credit issued on behalf of the lessee where the Company is the beneficiary was $2.9 million as of December 31, 2022.
18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of Accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 were as follows (in millions):

	Year Ended December 31, 2022
	Accumulated Income (Loss) on Foreign Currency Translation	Accumulated Income (Loss) on Interest Rate Swaps	Total
Balance, December 31, 2021	$(158.2)	$2.0	$(156.2)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(27.2)	110.0	82.7
Tax effect	—	(25.8)	(25.8)
Amounts reclassified from accumulated other comprehensive income (loss):
Floorplan interest income (pre-tax)	—	(0.8)	(0.8)
Other interest income, net (pre-tax)	—	(2.4)	(2.4)
Cumulative foreign currency translation adjustments associated with the Brazil Disposal	122.8	—	122.8
Other cumulative foreign currency translation adjustments	1.5	—	1.5
Provision for income taxes	—	0.8	0.8
Net current period other comprehensive income	97.1	81.6	178.7
Balance, December 31, 2022	$(61.1)	$83.6	$22.5

	Year Ended December 31, 2021
	Accumulated Income (Loss) on Foreign Currency Translation	Accumulated Income (Loss) on Interest Rate Swaps	Total
Balance, December 31, 2020	$(151.6)	$(32.5)	$(184.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(6.7)	29.5	22.8
Tax effect	—	(6.9)	(6.9)
Amounts reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	3.7	3.7
Other interest expense (pre-tax)	—	4.1	4.1
Reclassification related to de-designated interest rate swaps (pre-tax)	—	7.9	7.9
Benefit for income taxes	—	(3.7)	(3.7)
Net current period other comprehensive (loss) income	(6.7)	34.5	27.8
Balance, December 31, 2021	$(158.2)	$2.0	$(156.2)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2020
	Accumulated Income (Loss) on Foreign Currency Translation	Accumulated Income (Loss) on Interest Rate Swaps	Total
Balance, December 31, 2019	$(142.9)	$(4.1)	$(147.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(8.7)	(45.5)	(54.2)
Tax effect	—	8.8	8.8
Amounts reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	7.9	7.9
Other interest expense (pre-tax)	—	2.8	2.8
Realized loss on interest rate swap termination (pre-tax)	—	0.1	0.1
Benefit for income taxes	—	(2.6)	(2.6)
Net current period other comprehensive loss	(8.7)	(28.4)	(37.1)
Balance, December 31, 2020	$(151.6)	$(32.5)	$(184.0)
19. CASH FLOW INFORMATION
Non-cash Activities
The accrual for capital expenditures decreased $1.6 million, increased $2.9 million, and decreased $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $92.9 million, $72.8 million and $91.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Refer to Note 7. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
Cash paid for income taxes, net of refunds, was $202.2 million, $163.0 million and $63.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
20. SEGMENT INFORMATION
As of December 31, 2022, the Company had two reportable segments: the U.S. and the U.K. The Company defines its segments as those operations whose results the Company’s Chief Executive Officer, who is the CODM, regularly reviews to analyze performance and allocate resources. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts.
Selected reportable segment data for continuing operations as follows (in millions):

	Year Ended December 31, 2022
	U.S.	U.K.	Total
Total revenues	$13,427.1	$2,795.1	$16,222.1
Gross profit	$2,582.3	$382.9	$2,965.2
SG&A expenses	$1,516.9	$266.5	$1,783.3
Depreciation and amortization expense	$73.1	$15.2	$88.4
Floorplan interest expense	$21.4	$5.9	$27.3
Other interest expense, net	$71.0	$6.6	$77.5
Income before income taxes	$897.4	$87.9	$985.3
Capital expenditures:
Real estate related capital expenditures	$17.7	$22.0	$39.6
Non-real estate related capital expenditures	100.2	15.3	115.5
Total capital expenditures	$117.8	$37.3	$155.1

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2021
	U.S.	U.K.	Total
Total revenues	$10,846.3	$2,635.6	$13,481.9
Gross profit	$2,089.5	$351.2	$2,440.7
SG&A expenses	$1,234.9	$242.2	$1,477.2
Depreciation and amortization expense	$60.4	$17.0	$77.4
Floorplan interest expense	$22.2	$5.4	$27.6
Other interest expense, net	$48.5	$7.3	$55.8
Income before income taxes	$721.8	$79.2	$800.9
Capital expenditures:
Real estate related capital expenditures	$18.9	$27.0	$45.9
Non-real estate related capital expenditures	82.3	13.9	96.2
Total capital expenditures	$101.2	$40.9	$142.1

	Year Ended December 31, 2020
	U.S.	U.K.	Total
Total revenues	$8,503.4	$2,096.8	$10,600.2
Gross profit	$1,486.0	$248.1	$1,734.1
SG&A expenses	$947.0	$191.2	$1,138.2
Depreciation and amortization expense	$57.7	$15.8	$73.5
Floorplan interest expense	$32.2	$7.1	$39.2
Other interest expense, net	$55.0	$6.9	$61.9
Income before income taxes	$366.6	$14.2	$380.8
Capital expenditures:
Real estate related capital expenditures	$12.9	$11.2	$24.1
Non-real estate related capital expenditures	60.9	10.6	71.5
Total capital expenditures	$73.8	$21.8	$95.5

	December 31, 2022
	U.S.	U.K.	Total
Property and equipment, net	$1,824.1	$304.1	$2,128.2
Total assets	$5,710.8	$983.8	$6,694.7

	December 31, 2021
	U.S.	U.K.	Total
Property and equipment, net	$1,649.9	$308.0	$1,957.8
Total assets	$4,773.1	$963.3	$5,736.4
Refer to Note 12. Intangible Franchise Rights and Goodwill for further discussion of the Company’s intangible franchise rights and goodwill by segment.
Item 16. Form 10-K Summary
None.