Form 10-Q
period 2023-03-31
GROUP 1 AUTOMOTIVE INC
filed 2023-04-28
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of April 25, 2023, the registrant had 14,142,436 shares of common stock outstanding.

i

GLOSSARY OF DEFINITIONS

The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
AOCI	Accumulated other comprehensive income (loss)
Brexit	Withdrawal of the U.K. from the European Union
BRL	Brazilian Real (R$)
COVID-19 pandemic	Coronavirus disease first emerging in December 2019 and resulting in the ongoing global pandemic in 2020, 2021 and 2022
EPS	Earnings per share
F&I	Finance, insurance and other
FMCC	Ford Motor Credit Company
GBP	British Pound Sterling (£)
LIBOR	London Interbank Offered Rate
PRU	Per retail unit
RSA	Restricted stock award
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.K.	United Kingdom
U.S.	United States of America
USD	United States Dollar ($)
U.S. GAAP	Accounting principles generally accepted in the U.S.
VSC	Vehicle service contract

Forward-Looking Statements
Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of Group 1 Automotive, Inc. and its subsidiaries.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements include, but are not limited to, statements concerning the Company’s strategy, future operating performance, future liquidity and availability of financing, capital allocation, the completion of future acquisitions and divestitures, business trends in the retail automotive industry and changes in regulations. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions are intended to identify forward-looking statements.
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
For additional information regarding known material factors that could cause actual results to differ from projected results, refer to Part II, Item 1A. Risk Factors herein and Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), as well as Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21.3	$47.9
Contracts-in-transit and vehicle receivables, net	236.5	278.5
Accounts and notes receivable, net	207.1	199.2
Inventories	1,540.0	1,356.6
Prepaid expenses	22.7	30.5
Other current assets	19.5	19.1
Current assets classified as held for sale	50.5	53.6
TOTAL CURRENT ASSETS	2,097.7	1,985.3
Property and equipment, net of accumulated depreciation of $578.2 and $554.4, respectively	2,162.7	2,128.2
Operating lease assets	246.7	249.1
Goodwill	1,709.4	1,661.8
Intangible franchise rights	546.7	516.3
Other long-term assets	160.0	176.8
TOTAL ASSETS	$6,923.2	$6,717.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $106.7 and $140.2, respectively	$848.7	$762.1
Floorplan notes payable — manufacturer affiliates, net of offset account of $16.1 and $13.4, respectively	297.4	243.1
Current maturities of long-term debt	85.5	130.3
Current operating lease liabilities	21.4	21.8
Accounts payable	509.8	488.0
Accrued expenses and other current liabilities	287.3	271.5
Current liabilities classified as held for sale	4.3	4.8
TOTAL CURRENT LIABILITIES	2,054.4	1,921.4
Long-term debt	1,903.0	1,952.2
Long-term operating lease liabilities	236.8	238.4
Deferred income taxes	247.5	238.1
Other long-term liabilities	129.0	129.8
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,150,165 and 25,232,620 shares issued, respectively	0.3	0.3
Additional paid-in capital	333.6	338.7
Retained earnings	3,225.5	3,073.6
Accumulated other comprehensive income	16.7	22.5
Treasury stock, at cost; 11,007,160 and 10,940,298 shares, respectively	(1,223.7)	(1,197.5)
TOTAL STOCKHOLDERS’ EQUITY	2,352.5	2,237.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,923.2	$6,717.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2023	2022
REVENUES:
New vehicle retail sales	$1,955.7	$1,745.1
Used vehicle retail sales	1,348.9	1,359.9
Used vehicle wholesale sales	112.0	93.5
Parts and service sales	548.3	472.9
Finance, insurance and other, net	165.1	173.0
Total revenues	4,130.0	3,844.4
COST OF SALES:
New vehicle retail sales	1,769.0	1,543.9
Used vehicle retail sales	1,272.1	1,272.0
Used vehicle wholesale sales	110.0	90.6
Parts and service sales	251.0	213.1
Total cost of sales	3,402.1	3,119.7
GROSS PROFIT	727.9	724.7
Selling, general and administrative expenses	462.8	418.5
Depreciation and amortization expense	22.4	21.2
Asset impairments	1.1	—
INCOME FROM OPERATIONS	241.5	285.0
Floorplan interest expense	12.6	5.3
Other interest expense, net	19.7	17.4
Other expense	2.8	—
INCOME BEFORE INCOME TAXES	206.4	262.3
Provision for income taxes	47.6	61.2
Net income from continuing operations	158.8	201.1
Net (loss) income from discontinued operations	(0.3)	1.8
NET INCOME	$158.4	$202.9
BASIC EARNINGS PER SHARE:
Continuing operations	$11.16	$11.81
Discontinued operations	(0.02)	0.11
Total	$11.14	$11.92
DILUTED EARNINGS PER SHARE:
Continuing operations	$11.12	$11.78
Discontinued operations	(0.02)	0.11
Total	$11.10	$11.88
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13.9	16.5
Diluted	13.9	16.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
NET INCOME	$158.4	$202.9
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	9.8	(0.2)
Net unrealized (loss) gain on interest rate risk management activities, net of tax:
Unrealized (loss) gain arising during the period, net of tax benefit (provision) of $2.1 and $(10.5), respectively	(6.7)	34.0
Reclassification adjustment for (gain) loss included in interest expense, net of tax (provision) benefit of $(1.8) and $0.6, respectively	(5.7)	1.9
Reclassification related to de-designated interest rate swaps, net of tax provision of $(1.0) and $—, respectively	(3.1)	—
Unrealized (loss) gain on interest rate risk management activities, net of tax	(15.5)	35.9
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(5.7)	35.7
COMPREHENSIVE INCOME	$152.7	$238.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2022	25,232,620	$0.3	$338.7	$3,073.6	$22.5	$(1,197.5)	$2,237.5
Net income	—	—	—	158.4	—	—	158.4
Other comprehensive loss, net of taxes	—	—	—	—	(5.7)	—	(5.7)
Purchases of treasury stock, including excise tax	—	—	—	—	—	(34.9)	(34.9)
Net issuance of treasury shares to stock compensation plans	(82,455)	—	(10.9)	—	—	8.7	(2.2)
Stock-based compensation	—	—	5.8	—	—	—	5.8
Dividends declared ($0.45 per share)	—	—	—	(6.5)	—	—	(6.5)
BALANCE, MARCH 31, 2023	25,150,165	$0.3	$333.6	$3,225.5	$16.7	$(1,223.7)	$2,352.5

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2021	25,336,054	$0.3	$325.8	$2,345.9	$(156.2)	$(690.4)	$1,825.2
Net income	—	—	—	202.9	—	—	202.9
Other comprehensive income, net of taxes	—	—	—	—	35.7	—	35.7
Purchases of treasury stock	—	—	—	—	—	(115.2)	(115.2)
Net issuance of treasury shares to stock compensation plans	(69,139)	—	(9.6)	—	—	8.3	(1.3)
Stock-based compensation	—	—	8.0	—	—	—	8.0
Dividends declared ($0.36 per share)	—	—	—	(6.2)	—	—	(6.2)
BALANCE, MARCH 31, 2022	25,266,915	$0.3	$324.2	$2,542.7	$(120.6)	$(797.3)	$1,949.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$158.4	$202.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.4	21.7
Change in operating lease assets	6.4	7.8
Deferred income taxes	7.0	7.2
Asset impairments	1.1	—
Stock-based compensation	5.8	8.0
Amortization of debt discount and issuance costs	0.7	0.8
Gain on disposition of assets	(1.5)	(21.4)
Unrealized gain on derivative instruments	(4.0)	—
Other	(1.9)	0.1
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	27.7	24.0
Accounts and notes receivable	(5.3)	(10.5)
Inventories	(172.6)	(26.8)
Contracts-in-transit and vehicle receivables	42.8	(0.4)
Prepaid expenses and other assets	10.2	10.1
Floorplan notes payable — manufacturer affiliates	52.4	11.4
Deferred revenues	(0.1)	(0.1)
Operating lease liabilities	(6.1)	(8.1)
Net cash provided by operating activities	143.4	226.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $9.3 and $1.9, respectively	(76.9)	(247.7)
Proceeds from disposition of franchises, property and equipment	9.2	79.5
Purchases of property and equipment	(35.8)	(33.9)
Other	(1.2)	(2.4)
Net cash used in investing activities	(104.6)	(204.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	2,376.0	2,996.4
Repayments on credit facility — floorplan line and other	(2,290.9)	(2,831.4)
Borrowings on credit facility — acquisition line	—	148.0
Repayments on credit facility — acquisition line	(53.2)	(176.3)
Debt issuance costs	(0.1)	(3.7)
Borrowings on other debt	31.4	171.1
Principal payments on other debt	(86.9)	(191.1)
Proceeds from employee stock purchase plan	5.7	5.8
Payments of tax withholding for stock-based compensation	(7.9)	(7.1)
Repurchases of common stock, amounts based on settlement date	(34.7)	(115.2)
Dividends paid	(6.4)	(6.1)
Net cash used in financing activities	(67.0)	(9.7)
Effect of exchange rate changes on cash	1.6	0.4
Net (decrease) increase in cash and cash equivalents	(26.6)	13.1
CASH AND CASH EQUIVALENTS, beginning of period	47.9	18.7
CASH AND CASH EQUIVALENTS, end of period	$21.3	$31.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND CONSOLIDATION AND ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements and notes thereto, have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Results for interim periods are not necessarily indicative of the results that can be expected for a full year and therefore should be read in conjunction with the Company’s audited Financial Statements and notes thereto included within the Company’s 2022 Form 10-K. All intercompany balances and transactions have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements reflect the consolidated accounts of the parent company, Group 1 Automotive, Inc. and its subsidiaries, all of which are wholly owned.
On July 1, 2022, the Company completed the disposal of 100% of the issued and outstanding equity interests of the Company’s Brazilian operations (the “Brazil Disposal Group”). The Brazil Disposal Group met the criteria to be reported as held for sale and discontinued operations. Therefore, the related assets, liabilities and operating results of the Brazil Disposal Group are reported as discontinued operations (the “Brazil Discontinued Operations”) for all periods presented. Refer to Note 4. Discontinued Operations and Other Divestitures for additional information. Unless otherwise specified, disclosures in these Condensed Consolidated Financial Statements reflect continuing operations only.
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
Use of Estimates
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Management analyzes the Company’s estimates based on historical experience and other assumptions that are believed to be reasonable under the circumstances, however, actual results could differ materially from such estimates. The significant estimates made by management in the accompanying Condensed Consolidated Financial Statements including, but not limited to, inventory valuation adjustments, reserves for future chargebacks on finance, insurance and VSC fees, self-insured property and casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangible franchise rights, and reserves for potential litigation.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
2. REVENUES
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Three Months Ended March 31, 2023
	U.S.	U.K.	Total
New vehicle retail sales	$1,608.6	$347.1	$1,955.7
Used vehicle retail sales	1,030.1	318.8	1,348.9
Used vehicle wholesale sales	82.4	29.6	112.0
Total new and used vehicle sales	2,721.0	695.6	3,416.6
Parts and service sales (1)	473.8	74.6	548.3
Finance, insurance and other, net (2)	147.6	17.5	165.1
Total revenues	$3,342.4	$787.7	$4,130.0

	Three Months Ended March 31, 2022
	U.S.	U.K.	Total
New vehicle retail sales	$1,433.1	$312.0	$1,745.1
Used vehicle retail sales	1,037.9	322.0	1,359.9
Used vehicle wholesale sales	57.2	36.3	93.5
Total new and used vehicle sales	2,528.2	670.3	3,198.5
Parts and service sales (1)	408.4	64.5	472.9
Finance, insurance and other, net (2)	154.7	18.3	173.0
Total revenues	$3,091.3	$753.0	$3,844.4
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $4.9 million and $10.1 million during the three months ended March 31, 2023 and 2022, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Note 8. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
3. ACQUISITIONS
The Company accounts for business combinations under the acquisition method of accounting, under which the Company allocates the purchase price to the assets acquired and liabilities assumed based on an estimate of fair value.
During the three months ended March 31, 2023, the Company acquired one Chevrolet dealership in the U.S. Aggregate consideration paid for the dealership, which was accounted for as a business combination, was $76.9 million. Goodwill associated with the acquisition totaled $36.5 million. The acquisition closed on March 27, 2023, and the accounting for the acquisition is considered to be preliminary and subject to change as the Company’s fair value assessments are finalized. The Company is continuing to analyze and assess relevant information related to the valuation of property, equipment and intangible assets. The Company will reflect any required fair value adjustments in subsequent filings with the SEC.
During the three months ended March 31, 2022, the Company acquired one Toyota dealership in the U.S. Total consideration paid for this dealership, which was accounted for as a business combination, was $250.4 million. Goodwill associated with this acquisition totaled $136.0 million.
4. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
Brazil Discontinued Operations
On July 1, 2022, the Company closed on the disposition of the Brazil Disposal Group. The sale price of approximately BRL 510.0 million included a holdback amount of BRL 115.0 million, for general representations and warranties, to be held in escrow for a period of five years from the close of the transaction (the “Brazil Disposal Escrow”). At the conclusion of the five-year period, the remaining funds held in the Brazil Disposal Escrow will be released to the Company.
As of March 31, 2023, the Company had a remaining receivable balance of $22.0 million associated with the Brazil Disposal Escrow recorded in Other long-term assets on the Condensed Consolidated Balance Sheet, of which $6.5 million is expected to be paid to settle the Company’s portion of accrued liabilities retained subsequent to the date of disposal.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Results of the Brazil Discontinued Operations were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
REVENUES:
New vehicle retail sales	$—	$48.6
Used vehicle retail sales	—	22.2
Used vehicle wholesale sales	—	5.3
Parts and service sales	—	10.7
Finance, insurance and other, net	—	1.5
Total revenues	—	88.3
COST OF SALES:
New vehicle retail sales	—	43.8
Used vehicle retail sales	—	20.6
Used vehicle wholesale sales	—	5.3
Parts and service sales	—	6.3
Total cost of sales	—	76.1
GROSS PROFIT	—	12.3
Selling, general and administrative expenses	0.8	8.7
Depreciation and amortization expense	—	0.4
(LOSS) INCOME FROM OPERATIONS — DISCONTINUED OPERATIONS	(0.8)	3.1
Floorplan interest expense	—	0.7
Other interest income, net	(0.7)	(0.1)
(LOSS) INCOME BEFORE INCOME TAXES — DISCONTINUED OPERATIONS	(0.1)	2.5
Provision for income taxes	0.2	0.7
NET (LOSS) INCOME — DISCONTINUED OPERATIONS	$(0.3)	$1.8
Cash flows from operating and investing activities for the Brazil Discontinued Operations were immaterial for the three months ended March 31, 2023. Cash flows from operating and investing activities for the Brazil Discontinued Operations in the prior period were as follows (in millions):

Three Months Ended March 31,
2022
Net cash used in operating activities — discontinued operations	$11.8
Net cash used in investing activities — discontinued operations	$(0.3)
Assets and liabilities of the Brazil Discontinued Operations were as follows (in millions):

	March 31, 2023	December 31, 2022
Prepaid expenses	$1.2	$—
Other current assets	—	1.3
Other long-term assets	22.0	22.8
Total assets of discontinued operations	$23.2	$24.1

Accrued expenses and other current liabilities	$6.5	$7.8
Total liabilities of discontinued operations	$6.5	$7.8
Other Divestitures
The Company’s divestitures generally consist of dealership assets and related real estate. Gains and losses on divestitures are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2023, the Company recorded a net pre-tax gain totaling $1.9 million related to the disposition of one dealership in the U.S. The disposition reduced goodwill by $2.1 million. The Company also terminated one franchise in the U.S.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
During the three months ended March 31, 2022, the Company recorded a net pre-tax gain totaling $18.7 million related to the disposition of two dealerships in the U.S. The dispositions reduced goodwill by $17.0 million.
Assets held for sale in the Condensed Consolidated Balance Sheets includes $11.3 million and $13.4 million of goodwill that has been reclassified to assets held for sale as of March 31, 2023 and December 31, 2022, respectively.
5. SEGMENT INFORMATION
As of March 31, 2023, the Company had two reportable segments: the U.S. and the U.K. The Company defines its reportable segments as those operations whose results the Company’s Chief Executive Officer, who is the chief operating decision maker, regularly reviews to analyze performance and allocate resources. Each reportable segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts.
Selected reportable segment data is as follows (in millions):

	Three Months Ended March 31, 2023
	U.S.	U.K.	Total
Total revenues	$3,342.4	$787.7	$4,130.0
Income before income taxes	$180.7	$25.7	$206.4

	Three Months Ended March 31, 2022
	U.S.	U.K.	Total
Total revenues	$3,091.3	$753.0	$3,844.4
Income before income taxes	$230.6	$31.7	$262.3
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
The following table sets forth the calculation of EPS (in millions, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Weighted average basic common shares outstanding	13,861,289	16,529,351
Dilutive effect of stock-based awards and employee stock purchases	53,438	56,264
Weighted average dilutive common shares outstanding	13,914,727	16,585,614
Basic:
Net income	$158.4	$202.9
Less: Earnings allocated to participating securities from continued operations	4.1	5.8
Less: (Loss) earnings allocated to participating securities from discontinued operations	—	0.1
Net income available to basic common shares	$154.4	$197.0
Basic earnings per common share	$11.14	$11.92
Diluted:
Net income	$158.4	$202.9
Less: Earnings allocated to participating securities from continued operations	4.1	5.8
Less: (Loss) earnings allocated to participating securities from discontinued operations	—	0.1
Net income available to diluted common shares	$154.4	$197.1
Diluted earnings per common share	$11.10	$11.88

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
7. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Accounting standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in the most advantageous market in an orderly transaction between market participants at the measurement date. Accounting standards establish a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and establishes the following three levels of inputs that may be used to measure fair value:
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
The carrying value and fair value of the Company’s 4.00% Senior Notes and fixed rate mortgages were as follows (in millions):

	March 31, 2023		December 31, 2022
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$660.7	$750.0	$633.9
Real estate related	97.2	88.9	99.2	90.5
Total	$847.2	$749.6	$849.2	$724.4
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Assets and liabilities associated with the Company’s interest rate swaps, as reflected gross in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	March 31, 2023	December 31, 2022
Assets:
Other current assets	$0.1	$0.1
Other long-term assets (1)	92.9	109.2
Total assets	$93.0	$109.3
Liabilities:
Accrued expenses and other current liabilities	$—	$—
Other long-term liabilities	—	—
Total liabilities	$—	$—
(1) As of March 31, 2023, the balance included gross fair value of $4.0 million of the de-designated swaps as described below.
Interest Rate Swaps De-designated as Cash Flow Hedges
All interest rate swaps had previously been designated as cash flow hedges. During the three months ended March 31, 2023, the Company de-designated one mortgage interest rate swap due to the Company settling the underlying mortgages associated with the swap during the same period. As of March 31, 2023, the de-designated swap had an aggregate notional value of $31.5 million that fixed its underlying one-month SOFR at an annual interest rate of 0.60% and will mature on March 1, 2030.
The Company reclassified the entire previously deferred gain associated with the de-designated interest rate swap of $3.1 million, net of tax of $1.0 million, from AOCI into income as an adjustment to Other interest expense, net as the remaining forecasted hedged transactions associated with the interest rate swap were probable of not occurring due to the settlement of the mortgages described above.
The realized and unrealized gains or losses on the de-designated swap for each period after de-designation will be recognized within income as Other interest expense, net in the Company’s Condensed Consolidated Statements of Operations.
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
As of March 31, 2023, the Company held 35 interest rate swaps designated as cash flow hedges with a total notional value of $879.2 million that fixed its underlying SOFR at a weighted average rate of 1.25%. The Company also held 2 additional interest rate swaps designated as cash flow hedges with forward start dates beginning in December 2023, that had an aggregate notional value of $100.0 million and a weighted average interest rate of 0.94% as of March 31, 2023. The maturity dates of the Company’s designated interest rate swaps with forward start dates range between December 2027 and December 2028. As of March 31, 2022, the Company held 41 interest rate swaps designated as cash flow hedges with a total notional value of $962.1 million that fixed its underlying one-month LIBOR or SOFR at a weighted average rate of 1.26%. The Company completed the transition of interest rate swaps from LIBOR to SOFR during 2022.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized (Loss) Income, Net of Tax, Recognized in Other Comprehensive (Loss) Income
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	2023	2022
Interest rate swaps	$(6.7)	$34.0

	Amount Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Three Months Ended March 31,
	2023	2022
Floorplan interest expense	$3.3	$(1.3)
Other interest expense, net	$4.2	$(1.2)
The amount of gain expected to be reclassified out of AOCI into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $16.3 million.
8. RECEIVABLES, NET AND CONTRACT ASSETS
The Company’s receivables, net and contract assets consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$142.4	$188.2
Vehicle receivables	94.4	90.9
Total contracts-in-transit and vehicle receivables	236.8	279.0
Less: allowance for doubtful accounts	0.3	0.6
Total contracts-in-transit and vehicle receivables, net	$236.5	$278.5

Accounts and notes receivable, net:
Manufacturer receivables	$104.5	$94.6
Parts and service receivables	70.2	68.0
F&I receivables	27.3	30.0
Other	9.4	12.1
Total accounts and notes receivable	211.4	204.7
Less: allowance for doubtful accounts	4.3	5.5
Total accounts and notes receivable, net	$207.1	$199.2

Within Other current assets and Other long-term assets:
Total contract assets (1)	$47.7	$47.9
(1) No allowance for doubtful accounts was recorded for contract assets as of March 31, 2023 or December 31, 2022.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
9. DEBT
Long-term debt consisted of the following (in millions):

	March 31, 2023	December 31, 2022
4.00% Senior Notes due August 15, 2028	$750.0	$750.0
Acquisition Line	250.0	303.2
Other Debt:
Real estate related	758.5	796.9
Finance leases	230.1	220.4
Other	9.8	22.3
Total other debt	998.4	1,039.6
Total debt	1,998.4	2,092.7
Less: unamortized debt issuance costs	9.9	10.2
Less: current maturities	85.5	130.3
Total long-term debt	$1,903.0	$1,952.2
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 10. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of March 31, 2023, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 10. Floorplan Notes Payable), totaled $250.0 million. The average interest rate on this facility was 4.87% during the three months ended March 31, 2023.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of March 31, 2023, borrowings outstanding under these facilities totaled $758.5 million, gross of debt issuance costs, comprised of $660.5 million in the U.S. and $98.0 million in the U.K, respectively.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
10. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Revolving Credit Facility — floorplan notes payable	$879.1	$833.5
Revolving Credit Facility — floorplan notes payable offset account	(106.7)	(140.2)
Revolving Credit Facility — floorplan notes payable, net	772.4	693.3
Other non-manufacturer facilities	76.3	68.8
Floorplan notes payable — credit facility and other, net	$848.7	$762.1

FMCC Facility	$81.6	$55.1
FMCC Facility offset account	(16.1)	(13.4)
FMCC Facility, net	65.6	41.8
Other manufacturer affiliate facilities	231.8	201.3
Floorplan notes payable — manufacturer affiliates, net	$297.4	$243.1
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $2.0 billion revolving syndicated credit arrangement with 21 participating financial institutions that matures on March 9, 2027 (“Revolving Credit Facility”). The Company has the option to increase the availability to $2.4 billion. The Revolving Credit Facility consists of two tranches: (i) a $1.2 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) an $800.0 million maximum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Condensed Consolidated Balance Sheets — refer to Note 9. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $2.0 billion commitment. The Acquisition Line includes a $100.0 million sub-limit for letters of credit and $50.0 million minimum capacity tranche. The Company had $12.2 million in letters of credit outstanding as of March 31, 2023 and December 31, 2022.
The U.S. Floorplan Line bears interest at rates equal to SOFR plus 120 basis points for new vehicle inventory and SOFR plus 150 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 6.12% as of March 31, 2023, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 110 to 210 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company had $4.7 million and $5.0 million of unamortized debt issuance costs as of March 31, 2023 and December 31, 2022, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). The FMCC Facility bears interest at the U.S. prime rate which was 8.00% as of March 31, 2023.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K. with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of March 31, 2023, borrowings outstanding under these facilities totaled $231.8 million, comprised of $139.0 million in the U.S., with annual interest rates ranging from less than 1% to approximately 9%, and $92.9 million in the U.K., with annual interest rates ranging from approximately 4% to 7%.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line and FMCC Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
11. CASH FLOW INFORMATION
Non-Cash Activities
The accrual for capital expenditures increased $4.6 million and decreased $0.4 million during the three months ended March 31, 2023 and 2022, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $40.9 million and $28.6 million for the three months ended March 31, 2023 and 2022, respectively. Refer to Note 7. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
Cash paid for income taxes, net of refunds, was $5.7 million and $7.8 million for the three months ended March 31, 2023 and 2022, respectively.
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
Legal Proceedings
As of March 31, 2023, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company previously recorded a $33.4 million payment for the purchase of an additional dealership as part of the acquisition of the Prime Automotive Group in 2021. As of March 31, 2023, the purchase of the additional dealership had not yet closed and the Company is still waiting for distributor approval to obtain ownership of the additional dealership. The amount previously paid has been classified as goodwill on the Condensed Consolidated Balance Sheets. Pursuant to the purchase agreement with the seller, the seller initiated legal action against the distributor to compel the approval of the sale of the dealership to the Company. The result of this legal action cannot be predicted with certainty.
Other Matters
In connection with dealership dispositions where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $35.3 million as of March 31, 2023. In certain instances, the Company obtains collateral support for the rental obligations that the Company remains obligated for upon sale of a dealership to a lessee. Total associated letters of credit issued on behalf of the lessee where the Company is the beneficiary was $1.9 million as of March 31, 2023.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of Accumulated other comprehensive income (loss) were as follows (in millions):

	Three Months Ended March 31, 2023
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2022	$(61.1)	$83.6	$22.5
Other comprehensive income (loss) before reclassifications:
Pre-tax	9.8	(8.8)	0.9
Tax effect	—	2.1	2.1
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(3.3)	(3.3)
Other interest expense, net (pre-tax)	—	(4.2)	(4.2)
Reclassification related to de-designated interest rate swaps (pre-tax)	—	(4.0)	(4.0)
Provision for income taxes	—	2.7	2.7
Net current period other comprehensive income (loss)	9.8	(15.5)	(5.7)
Balance, March 31, 2023	$(51.3)	$68.1	$16.7

	Three Months Ended March 31, 2022
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2021	$(158.2)	$2.0	$(156.2)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(0.2)	44.5	44.2
Tax effect	—	(10.5)	(10.5)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	1.3	1.3
Other interest expense (pre-tax)	—	1.2	1.2
Benefit for income taxes	—	(0.6)	(0.6)
Net current period other comprehensive (loss) income	(0.2)	35.9	35.7
Balance, March 31, 2022	$(158.4)	$37.9	$(120.6)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“ MD&A”), should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto, as well as our 2022 Form 10-K.
Overview
We are a leading operator in the automotive retail industry. Through our omni-channel platform, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. We operate in geographically diverse markets that extend across 17 states in the U.S. and 34 towns and cities in the U.K. As of March 31, 2023, our retail network consisted of 149 dealerships in the U.S. and 55 dealerships in the U.K.
Recent Events
Our manufacturers’ production continued at historically reduced levels in the quarter ended March 31, 2023 (“Current Quarter”), despite recent production improvements in the latter half of 2022 and the Current Quarter for some of those manufacturers. Production constraints and related inventory constraints are a result of sustained global semiconductor and other parts shortages as well as the ongoing conflict between Russia and Ukraine. Increased deliveries from certain manufacturers in the Current Quarter drove a higher volume of new units sold while also maintaining elevated new vehicle retail sales prices. Used vehicle gross margins declined in the Current Quarter, driven by volatility from new vehicle supplies affecting our ability to source used vehicles, increased interest rates and the inflationary pressures and macroeconomic factors described further below. Our new vehicle days’ supply of inventory was approximately 25 days as of the Current Quarter, as compared to 11 days as of the quarter ended March 31, 2022 (“Prior Year Quarter”).
On April 12, 2023, the U.S. Environmental Protection Agency (“EPA”) proposed regulations establishing more stringent air emissions limits for light- and medium-duty vehicles, which include passenger cars, vans, pickups, sedans and SUVs for model years 2027 through 2032. The EPA proposes higher emissions stringency each year, beginning with model year 2027, new battery durability requirements and changes to certain existing air emissions credit programs. If finalized in their current form, these regulations could increase or accelerate the adoption of certain emissions reducing technologies, and further market penetration for hybrid, plug-in and battery-electric vehicles. For example, if the proposed regulations are enacted, the EPA projects that at least 60% of new light-duty passenger vehicles sold in the U.S. would be battery-electric by 2030. The EPA also estimates that the regulations, if finalized, would increase costs for auto manufacturers and reduce repair costs for covered vehicles. The EPA projects the regulations to become final by 2024. The regulations, if finalized in their current form, may have a significant impact on the future mix of vehicles provided by our manufacturers. Any future impact of these regulations on our operations cannot be predicted with certainty. The Company will continue to monitor the regulatory process and will further evaluate the regulations upon issuance by the EPA.
The global economy continues to experience inflation. In response to inflationary pressures and macroeconomic conditions, the U.S. Federal Reserve, along with other central banks, including in the U.K., increased interest rates throughout 2022 and the Current Quarter. Continued inflation reducing the disposable income of our customers, volatility in new vehicle availability and higher interest rates increasing the monthly cost of financing vehicles contributed to used vehicle prices declining in the latter part of 2022 and during the Current Quarter. Additionally, during the Current Quarter, Silicon Valley Bank (“SVB”) and Signature Bank were placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”), indicating potential instability within the financial sector. Although we are not a party to any transactions with SVB, Signature Bank or any other financial institution currently in receivership, continued instability could impact our financial counterparties. Finally, one financial institution that participates in our Revolving Credit Facility announced plans to terminate its auto dealer services business offering floorplan lending. Although there is no current material impact on the Company, future impact, if any, of these macroeconomic developments on our operations cannot be predicted with certainty.
Critical Accounting Policies and Accounting Estimates
For discussion of our critical accounting policies and accounting estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Form 10-K. There have been no material changes to our critical accounting policies or accounting estimates since December 31, 2022.

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
Retail new vehicle units sold for 2023 include new vehicle agency units. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold for new vehicles due to their net presentation within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold.

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,955.7	$1,745.1	$210.6	12.1%	$(33.9)	14.0%
Used vehicle retail sales	1,348.9	1,359.9	(11.0)	(0.8)%	(33.2)	1.6%
Used vehicle wholesale sales	112.0	93.5	18.5	19.8%	(3.1)	23.1%
Total used	1,460.9	1,453.4	7.5	0.5%	(36.3)	3.0%
Parts and service sales	548.3	472.9	75.5	16.0%	(7.7)	17.6%
F&I, net	165.1	173.0	(7.9)	(4.6)%	(1.7)	(3.5)%
Total revenues	$4,130.0	$3,844.4	$285.7	7.4%	$(79.8)	9.5%
Gross profit:
New vehicle retail sales	$186.7	$201.3	$(14.5)	(7.2)%	$(3.1)	(5.7)%
Used vehicle retail sales	76.7	87.8	(11.1)	(12.6)%	(1.8)	(10.6)%
Used vehicle wholesale sales	2.0	2.8	(0.8)	(28.8)%	—	(29.5)%
Total used	78.8	90.7	(11.9)	(13.1)%	(1.8)	(11.2)%
Parts and service sales	297.3	259.8	37.5	14.4%	(4.5)	16.2%
F&I, net	165.1	173.0	(7.9)	(4.6)%	(1.7)	(3.5)%
Total gross profit	$727.9	$724.7	$3.2	0.4%	$(11.1)	2.0%
Gross margin:
New vehicle retail sales	9.5%	11.5%	(2.0)%
Used vehicle retail sales	5.7%	6.5%	(0.8)%
Used vehicle wholesale sales	1.8%	3.0%	(1.2)%
Total used	5.4%	6.2%	(0.8)%
Parts and service sales	54.2%	54.9%	(0.7)%
Total gross margin	17.6%	18.9%	(1.2)%
Units sold:
Retail new vehicles sold	39,649	36,733	2,916	7.9%
Retail used vehicles sold	45,437	43,806	1,631	3.7%
Wholesale used vehicles sold	10,374	9,099	1,275	14.0%
Total used	55,811	52,905	2,906	5.5%
Average sales price per unit sold:
New vehicle retail	$49,651	$47,509	$2,142	4.5%	$(529)	5.6%
Used vehicle retail	$29,687	$31,043	$(1,356)	(4.4)%	$(730)	(2.0)%
Gross profit per unit sold:
New vehicle retail sales	$4,710	$5,479	$(769)	(14.0)%	$(78)	(12.6)%
Used vehicle retail sales	$1,689	$2,005	$(316)	(15.8)%	$(39)	(13.8)%
Used vehicle wholesale sales	$194	$310	$(116)	(37.5)%	$2	(38.1)%
Total used	$1,411	$1,714	$(303)	(17.7)%	$(31)	(15.8)%
F&I PRU	$1,940	$2,148	$(207)	(9.7)%	$(21)	(8.7)%
Other:
SG&A expenses	$462.8	$418.5	$44.4	10.6%	$(7.8)	12.5%
SG&A as % gross profit	63.6%	57.7%	5.8%
Floorplan expense:
Floorplan interest expense	$12.6	$5.3	$7.4	139.4%	$(0.2)	144.0%
Less: floorplan assistance (1)	14.6	14.0	0.5	3.7%	—	3.8%
Net floorplan expense	$(1.9)	$(8.8)	$6.8		$(0.2)
(1) Floorplan assistance is included within Gross profit — New vehicle retail sales above and Cost of sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,854.4	$1,708.3	$146.0	8.5%	$(33.1)	10.5%
Used vehicle retail sales	1,277.3	1,335.0	(57.7)	(4.3)%	(32.2)	(1.9)%
Used vehicle wholesale sales	103.1	91.7	11.4	12.5%	(3.0)	15.8%
Total used	1,380.4	1,426.6	(46.3)	(3.2)%	(35.3)	(0.8)%
Parts and service sales	521.8	462.1	59.7	12.9%	(7.1)	14.5%
F&I, net	156.3	168.9	(12.5)	(7.4)%	(1.7)	(6.4)%
Total revenues	$3,912.8	$3,765.9	$146.9	3.9%	$(77.3)	6.0%
Gross profit:
New vehicle retail sales	$175.5	$196.3	$(20.8)	(10.6)%	$(3.0)	(9.1)%
Used vehicle retail sales	73.4	86.1	(12.7)	(14.7)%	(1.7)	(12.7)%
Used vehicle wholesale sales	2.1	2.8	(0.8)	(26.9)%	—	(27.6)%
Total used	75.5	89.0	(13.4)	(15.1)%	(1.7)	(13.2)%
Parts and service sales	282.5	253.5	29.0	11.4%	(4.2)	13.1%
F&I, net	156.3	168.9	(12.5)	(7.4)%	(1.7)	(6.4)%
Total gross profit	$689.9	$707.6	$(17.8)	(2.5)%	$(10.6)	(1.0)%
Gross margin:
New vehicle retail sales	9.5%	11.5%	(2.0)%
Used vehicle retail sales	5.7%	6.5%	(0.7)%
Used vehicle wholesale sales	2.0%	3.1%	(1.1)%
Total used	5.5%	6.2%	(0.8)%
Parts and service sales	54.1%	54.9%	(0.7)%
Total gross margin	17.6%	18.8%	(1.2)%
Units sold:
Retail new vehicles sold	37,679	35,734	1,945	5.4%
Retail used vehicles sold	43,177	42,830	347	0.8%
Wholesale used vehicles sold	9,770	8,819	951	10.8%
Total used	52,947	51,649	1,298	2.5%
Average sales price per unit sold:
New vehicle retail	$49,556	$47,807	$1,749	3.7%	$(536)	4.8%
Used vehicle retail	$29,582	$31,169	$(1,587)	(5.1)%	$(746)	(2.7)%
Gross profit per unit sold:
New vehicle retail sales	$4,659	$5,493	$(835)	(15.2)%	$(79)	(13.7)%
Used vehicle retail sales	$1,701	$2,010	$(310)	(15.4)%	$(39)	(13.4)%
Used vehicle wholesale sales	$213	$323	$(110)	(34.0)%	$2	(34.7)%
Total used	$1,426	$1,722	$(296)	(17.2)%	$(32)	(15.3)%
F&I PRU	$1,933	$2,149	$(216)	(10.1)%	$(21)	(9.1)%
Other:
SG&A expenses	$439.7	$427.8	$11.9	2.8%	$(7.3)	4.5%
SG&A as % gross profit	63.7%	60.5%	3.3%

Reported Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended March 31,
	2023	2022	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,608.6	$1,433.1	$175.5	12.2%
Used vehicle retail sales	1,030.1	1,037.9	(7.8)	(0.8)%
Used vehicle wholesale sales	82.4	57.2	25.1	43.9%
Total used	1,112.4	1,095.1	17.3	1.6%
Parts and service sales	473.8	408.4	65.4	16.0%
F&I, net	147.6	154.7	(7.1)	(4.6)%
Total revenues	$3,342.4	$3,091.3	$251.0	8.1%
Gross profit:
New vehicle retail sales	$154.1	$173.3	$(19.2)	(11.1)%
Used vehicle retail sales	59.8	68.7	(8.9)	(12.9)%
Used vehicle wholesale sales	2.2	3.2	(1.0)	(31.1)%
Total used	62.0	71.9	(9.9)	(13.7)%
Parts and service sales	253.8	221.0	32.9	14.9%
F&I, net	147.6	154.7	(7.1)	(4.6)%
Total gross profit	$617.6	$620.9	$(3.3)	(0.5)%
Gross margin:
New vehicle retail sales	9.6%	12.1%	(2.5)%
Used vehicle retail sales	5.8%	6.6%	(0.8)%
Used vehicle wholesale sales	2.7%	5.7%	(3.0)%
Total used	5.6%	6.6%	(1.0)%
Parts and service sales	53.6%	54.1%	(0.5)%
Total gross margin	18.5%	20.1%	(1.6)%
Units sold:
Retail new vehicles sold	30,883	29,498	1,385	4.7%
Retail used vehicles sold	34,440	33,940	500	1.5%
Wholesale used vehicles sold	7,480	6,001	1,479	24.6%
Total used	41,920	39,941	1,979	5.0%
Average sales price per unit sold:
New vehicle retail	$52,086	$48,583	$3,503	7.2%
Used vehicle retail	$29,909	$30,580	$(671)	(2.2)%
Gross profit per unit sold:
New vehicle retail sales	$4,991	$5,876	$(885)	(15.1)%
Used vehicle retail sales	$1,736	$2,023	$(287)	(14.2)%
Used vehicle wholesale sales	$299	$540	$(241)	(44.7)%
Total used	$1,480	$1,800	$(321)	(17.8)%
F&I PRU	$2,260	$2,439	$(179)	(7.4)%
Other:
SG&A expenses	$388.7	$353.6	$35.1	9.9%
SG&A as % gross profit	62.9%	56.9%	6.0%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended March 31,
	2023	2022	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,515.4	$1,396.9	$118.6	8.5%
Used vehicle retail sales	967.6	1,014.7	(47.1)	(4.6)%
Used vehicle wholesale sales	74.1	55.6	18.5	33.2%
Total used	1,041.7	1,070.3	(28.6)	(2.7)%
Parts and service sales	453.2	400.7	52.4	13.1%
F&I, net	139.2	150.7	(11.5)	(7.6)%
Total revenues	$3,149.6	$3,018.6	$130.9	4.3%
Gross profit:
New vehicle retail sales	$144.0	$168.4	$(24.4)	(14.5)%
Used vehicle retail sales	57.1	67.0	(9.9)	(14.8)%
Used vehicle wholesale sales	2.3	3.2	(0.9)	(28.6)%
Total used	59.5	70.3	(10.8)	(15.4)%
Parts and service sales	241.6	216.3	25.3	11.7%
F&I, net	139.2	150.7	(11.5)	(7.6)%
Total gross profit	$584.2	$605.7	$(21.5)	(3.5)%
Gross margin:
New vehicle retail sales	9.5%	12.1%	(2.6)%
Used vehicle retail sales	5.9%	6.6%	(0.7)%
Used vehicle wholesale sales	3.1%	5.8%	(2.7)%
Total used	5.7%	6.6%	(0.9)%
Parts and service sales	53.3%	54.0%	(0.7)%
Total gross margin	18.5%	20.1%	(1.5)%
Units sold:
Retail new vehicles sold	29,102	28,522	580	2.0%
Retail used vehicles sold	32,517	33,045	(528)	(1.6)%
Wholesale used vehicles sold	6,914	5,751	1,163	20.2%
Total used	39,431	38,796	635	1.6%
Average sales price per unit sold:
New vehicle retail	$52,074	$48,976	$3,098	6.3%
Used vehicle retail	$29,757	$30,706	$(948)	(3.1)%
Gross profit per unit sold:
New vehicle retail sales	$4,947	$5,904	$(958)	(16.2)%
Used vehicle retail sales	$1,757	$2,029	$(271)	(13.4)%
Used vehicle wholesale sales	$335	$564	$(229)	(40.6)%
Total used	$1,508	$1,812	$(304)	(16.8)%
F&I PRU	$2,259	$2,449	$(189)	(7.7)%
Other:
SG&A expenses	$368.8	$361.6	$7.2	2.0%
SG&A as % gross profit	63.1%	59.7%	3.4%

U.S. Region — Three Months Ended March 31, 2023 Compared to 2022
The following discussion of our U.S. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenues
Total revenues in the U.S. during the Current Quarter increased $251.0 million, or 8.1%, as compared to the Prior Year Quarter, primarily driven by higher same store revenues and the acquisition of stores.
Total same store revenues in the U.S. during the Current Quarter increased $130.9 million, or 4.3%, as compared to the Prior Year Quarter. This increase was primarily driven by higher revenues from new vehicle retail, parts and service and used vehicle wholesale sales, partially offset by lower used vehicle retail sales and F&I PRU.
New and used vehicle retail revenues benefited from the sale of approximately 12,600 units from our online digital platform, AcceleRide®, during the Current Quarter, a 116.8% increase as compared to the Prior Year Quarter.
New vehicle retail same store revenues outperformed the Prior Year Quarter, driven by strong new vehicle retail pricing coupled with more units sold. The prolonged shortage of new vehicle inventory, despite recent manufacturers’ production improvements, drove strong pricing. Certain manufacturer vehicle deliveries were higher in the Current Quarter and as a result, our inventory levels were higher than the Prior Year Quarter, providing for the increase in units sold. We ended the Current Quarter with a U.S. new vehicle inventory supply of 27 days, 18 days higher than the Prior Year Quarter.
Used vehicle retail same store revenues underperformed the Prior Year Quarter, primarily driven by lower used vehicle retail sales prices coupled with fewer units sold, due to the ongoing new vehicle supply shortage impacting the supply of used vehicles, as well as impacts from inflation reducing the disposable income of our customers and rising interest rates increasing the monthly cost of financing vehicles. Used vehicle wholesale same store revenues increased primarily due to more wholesale units sold.
Parts and service same store revenues outperformed the Prior Year Quarter, primarily driven by increases across all business lines, reflecting increased business activity and increased same store technician headcount through our technician recruiting and retention efforts, providing greater capacity to meet increased demand.
F&I, net same store revenues underperformed the Prior Year Quarter, primarily driven by lower penetration rates as a result of customers seeking alternative providers in this higher interest rate environment. The underperformance was partially offset by modestly higher same store new vehicle unit sales.
Gross Profit
Total gross profit in the U.S. during the Current Quarter decreased $3.3 million, or 0.5%, as compared to the Prior Year Quarter, primarily driven by lower same store results, partially offset by the acquisition of stores.
Total same store gross profit in the U.S. during the Current Quarter decreased $21.5 million, or 3.5%, as compared to the Prior Year Quarter, primarily driven by downward pressures on new and used vehicle margins and lower F&I PRU, partially offset by higher same store parts and service gross profit.
New vehicle retail same store gross profit underperformed the Prior Year Quarter, driven by a decrease in new vehicle retail same store gross profit per unit sold, partially offset by an increase in same store new vehicle retail units sold. The decrease in new vehicle retail same store gross profit per unit is due to modestly higher production and inventory levels as described above for new vehicles.
Used vehicle retail same store gross profit underperformed the Prior Year Quarter, driven by a decrease in used vehicle retail same store gross profit per unit sold, coupled with lower same store used vehicle retail units sold. The decrease in used vehicle retail same store gross profit per unit sold was driven by the ongoing new vehicle supply shortage impacting the supply of used vehicles, as well as impacts from inflation reducing the disposable income of our customers and rising interest rates increasing the monthly cost of financing vehicles, outpacing the decline in used vehicle acquisition costs over that similar period.
Our used vehicle wholesale same store gross profit underperformed the Prior Year Quarter, driven by a decrease in used vehicle wholesale same store gross profit per unit sold, partially offset by an increase in same store wholesale used vehicle units sold. The decrease in used vehicle wholesale same store gross profit per unit sold was driven by higher wholesale vehicle acquisition costs.
Parts and service same store gross profit outperformed the Prior Year Quarter, as described above for parts and service revenues.

F&I, net same store gross profit underperformed the Prior Year Quarter, as described above for F&I, net same store revenues.
Total same store gross margin decreased 152 basis points, primarily driven by the reasons described above for same store gross profit per unit sold for new vehicle retail, used vehicle retail, used vehicle wholesale and F&I, net. In addition, same store parts and service gross margin declined slightly, largely due to increased labor costs.
SG&A Expenses
SG&A as a percentage of gross profit increased 598 basis points and 343 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter. The increase in SG&A as a percentage of gross profit on an as reported and same store basis was driven by the decline in reported and same store gross profit as well as higher expenses.
Total SG&A expenses in the U.S. during the Current Quarter increased $35.1 million, or 9.9%, as compared to the Prior Year Quarter, primarily driven by the acquisition of stores and higher same store SG&A expenses. Total same store SG&A expenses in the U.S. during the Current Quarter, increased $7.2 million, or 2.0%, as compared to the Prior Year Quarter, primarily driven by increased activity related to outside services and professional fees, employee benefits and wages, facilities related expenses and advertising expenses compared to the Prior Year Quarter. In addition, the inflationary impacts described above contributed to the increase in same store SG&A expenses. These increases were partially offset by lower commission expenses.

Reported Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$347.1	$312.0	$35.1	11.2%	$(33.9)	22.1%
Used vehicle retail sales	318.8	322.0	(3.2)	(1.0)%	(33.2)	9.3%
Used vehicle wholesale sales	29.6	36.3	(6.6)	(18.3)%	(3.1)	(9.7)%
Total used	348.4	358.3	(9.8)	(2.7)%	(36.3)	7.4%
Parts and service sales	74.6	64.5	10.1	15.7%	(7.7)	27.6%
F&I, net	17.5	18.3	(0.8)	(4.1)%	(1.7)	5.4%
Total revenues	$787.7	$753.0	$34.6	4.6%	$(79.8)	15.2%
Gross profit:
New vehicle retail sales	$32.6	$27.9	$4.7	16.7%	$(3.1)	27.8%
Used vehicle retail sales	17.0	19.2	(2.2)	(11.6)%	(1.8)	(2.3)%
Used vehicle wholesale sales	(0.2)	(0.4)	0.2	46.5%	—	41.8%
Total used	16.7	18.8	(2.0)	(10.8)%	(1.8)	(1.5)%
Parts and service sales	43.5	38.8	4.7	12.0%	(4.5)	23.5%
F&I, net	17.5	18.3	(0.8)	(4.1)%	(1.7)	5.4%
Total gross profit	$110.4	$103.8	$6.6	6.3%	$(11.1)	17.0%
Gross margin:
New vehicle retail sales	9.4%	9.0%	0.4%
Used vehicle retail sales	5.3%	6.0%	(0.6)%
Used vehicle wholesale sales	(0.8)%	(1.2)%	0.4%
Total used	4.8%	5.2%	(0.4)%
Parts and service sales	58.4%	60.2%	(1.9)%
Total gross margin	14.0%	13.8%	0.2%
Units sold:
Retail new vehicles sold	8,766	7,235	1,531	21.2%
Retail used vehicles sold	10,997	9,866	1,131	11.5%
Wholesale used vehicles sold	2,894	3,098	(204)	(6.6)%
Total used	13,891	12,964	927	7.2%
Average sales price per unit sold:
New vehicle retail	$40,795	$43,129	$(2,334)	(5.4)%	$(3,983)	3.8%
Used vehicle retail	$28,991	$32,638	$(3,647)	(11.2)%	$(3,017)	(1.9)%
Gross profit per unit sold:
New vehicle retail sales	$3,719	$3,861	$(142)	(3.7)%	$(352)	5.5%
Used vehicle retail sales	$1,542	$1,944	$(402)	(20.7)%	$(161)	(12.4)%
Used vehicle wholesale sales	$(77)	$(135)	$58	42.8%	$7	37.7%
Total used	$1,205	$1,447	$(243)	(16.8)%	$(126)	(8.0)%
F&I PRU	$886	$1,068	$(182)	(17.0)%	$(88)	(8.8)%
Other:
SG&A expenses	$74.2	$64.9	$9.3	14.3%	$(7.8)	26.3%
SG&A as % gross profit	67.2%	62.5%	4.7%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$338.9	$311.5	$27.4	8.8%	$(33.1)	19.4%
Used vehicle retail sales	309.6	320.3	(10.7)	(3.3)%	(32.2)	6.7%
Used vehicle wholesale sales	29.0	36.1	(7.1)	(19.6)%	(3.0)	(11.2)%
Total used	338.6	356.4	(17.7)	(5.0)%	(35.3)	4.9%
Parts and service sales	68.6	61.3	7.3	11.8%	(7.1)	23.4%
F&I, net	17.1	18.1	(1.0)	(5.6)%	(1.7)	3.8%
Total revenues	$763.3	$747.3	$16.0	2.1%	$(77.3)	12.5%
Gross profit:
New vehicle retail sales	$31.6	$27.9	$3.7	13.2%	$(3.0)	23.9%
Used vehicle retail sales	16.3	19.1	(2.8)	(14.6)%	(1.7)	(5.7)%
Used vehicle wholesale sales	(0.2)	(0.4)	0.2	40.8%	—	35.6%
Total used	16.0	18.7	(2.6)	(14.0)%	(1.7)	(5.0)%
Parts and service sales	40.9	37.3	3.6	9.8%	(4.2)	21.0%
F&I, net	17.1	18.1	(1.0)	(5.6)%	(1.7)	3.8%
Total gross profit	$105.6	$101.9	$3.7	3.6%	$(10.6)	14.0%
Gross margin:
New vehicle retail sales	9.3%	9.0%	0.4%
Used vehicle retail sales	5.3%	6.0%	(0.7)%
Used vehicle wholesale sales	(0.8)%	(1.1)%	0.3%
Total used	4.7%	5.2%	(0.5)%
Parts and service sales	59.6%	60.7%	(1.1)%
Total gross margin	13.8%	13.6%	0.2%
Units sold:
Retail new vehicles sold	8,577	7,212	1,365	18.9%
Retail used vehicles sold	10,660	9,785	875	8.9%
Wholesale used vehicles sold	2,856	3,068	(212)	(6.9)%
Total used	13,516	12,853	663	5.2%
Average sales price per unit sold:
New vehicle retail	$40,732	$43,187	$(2,455)	(5.7)%	$(3,977)	3.5%
Used vehicle retail	$29,046	$32,733	$(3,686)	(11.3)%	$(3,023)	(2.0)%
Gross profit per unit sold:
New vehicle retail sales	$3,682	$3,867	$(186)	(4.8)%	$(349)	4.2%
Used vehicle retail sales	$1,527	$1,948	$(421)	(21.6)%	$(160)	(13.4)%
Used vehicle wholesale sales	$(83)	$(130)	$48	36.4%	$7	30.8%
Total used	$1,187	$1,452	$(265)	(18.2)%	$(124)	(9.7)%
F&I PRU	$889	$1,066	$(177)	(16.6)%	$(89)	(8.3)%
Other:
SG&A expenses	$70.9	$66.2	$4.7	7.0%	$(7.3)	18.1%
SG&A as % gross profit	67.1%	64.9%	2.1%

U.K. Region — Three Months Ended March 31, 2023 Compared to 2022
The following discussion of our U.K. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.31 at March 31, 2022, to £1 to $1.24 at March 31, 2023, or a decline of 5.8%. Although the exchange rate has shown recent improvement, it is still negatively impacting our U.K. results when translated from GBP to USD in the Current Quarter when compared to the Prior Year Quarter.
Revenues
Total revenues in the U.K. during the Current Quarter increased $34.6 million, or 4.6%, as compared to the Prior Year Quarter, driven by the acquisition of stores and higher same store results, partially offset by the negative impact of foreign currency exchange rates.
Total same store revenues in the U.K. during the Current Quarter increased $16.0 million, or 2.1%, as compared to the Prior Year Quarter. On a constant currency basis, total same store revenues increased 12.5%, driven by outperformances across all revenue streams except used vehicle wholesale sales.
New vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, primarily driven by more units sold, coupled with modestly higher new vehicle retail pricing. The shortage of new vehicle inventory, despite recent manufacturers’ production improvements, drove strong pricing. Vehicle demand was and continues to be pent-up from past years due to Brexit and the COVID-19 pandemic. We ended the Current Quarter with a U.K. new vehicle inventory supply of 19 days, 2 days higher than the Prior Year Quarter.
Used vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, primarily driven by an increase in units sold, partially offset by slightly lower retail sales prices on a constant currency basis, due to the impacts from inflation reducing the disposable income of our customers and rising interest rates increasing the monthly cost of financing vehicles, coupled with the ongoing new vehicle supply shortage impacting the supply of used vehicles.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by increased business activity across all of our parts and service business lines.
F&I, net same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by an increase in retail units sold, partially offset by a decline in income per contract and penetration rates for finance fees .
Gross Profit
Total gross profit in the U.K. during the Current Quarter increased $6.6 million, or 6.3%, as compared to the Prior Year Quarter, primarily driven by the acquisition of stores and higher same store results, partially offset by the negative impact of foreign currency exchange rates.
Total same store gross profit in the U.K. during the Current Quarter increased $3.7 million, or 3.6%, as compared to the Prior Year Quarter. On a constant currency basis, total same store gross profit increased 14.0% driven by improvements in new vehicle retail sales, parts and service sales and F&I, net, partially offset by downward pressures on used vehicle margins.
New vehicle retail same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, due to an increase in new vehicle retail units sold, coupled with an increase in new vehicle retail same store gross profit per unit sold from increased prices as described above.
Used vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year Quarter, due to a decrease in used vehicle retail same store gross profit per unit sold, partially offset by an increase in used vehicle retail units sold. This decrease was caused by declines in same store retail used vehicle sales prices outpacing the decline in used vehicle cost of sales. Used vehicle retail sales were negatively affected by inflationary impacts reducing the disposable income of our customers and rising interest rates increasing the monthly cost of financing vehicles, coupled with the ongoing new vehicle supply shortage impacting the supply of used vehicles.
Parts and service same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, driven by increases in parts and service same store revenues, as discussed above.
F&I, net same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter as described above in F&I, net same store revenues.
Total same store gross margin in the U.K. increased 20 basis points, driven by improvements in new vehicle retail gross margin due to higher prices from increased customer demand and vehicle supply constraints, described above. The increase was partially offset by a decrease in same store used vehicle retail gross margin, resulting from inflationary impacts reducing the disposable income of our customers and rising interest rates increasing the monthly cost of financing vehicles as well as the ongoing new vehicle supply shortage, and a decrease in parts and service same store margins due to increased labor costs.

SG&A Expenses
SG&A as a percentage of gross profit increased 471 and 215 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.K. during the Current Quarter increased $9.3 million, or 14.3%, as compared to the Prior Year Quarter, primarily driven by increases in same store SG&A and the acquisition of stores. Total same store SG&A expenses in the U.K. during the Current Quarter increased $4.7 million, or 7.0%, as compared to the Prior Year Quarter. On a constant currency basis, total same store SG&A expenses increased 18.1%. These increases were primarily driven by increased activity related to employee benefits and wages, commissions, facilities related expenses, outside services and professional fees compared to the Prior Year Quarter. In addition, the inflationary impacts described above contributed to the increase in same store SG&A expenses.
Consolidated Selected Comparisons — Three Months Ended March 31, 2023 Compared to 2022
The following table (in millions) and discussion of our results of operations are on a consolidated basis, unless otherwise noted.

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$22.4	$21.2	$1.2	5.8%
Floorplan interest expense	$12.6	$5.3	$7.4	139.4%
Other interest expense, net	$19.7	$17.4	$2.2	12.9%
Provision for income taxes	$47.6	$61.2	$(13.6)	(22.2)%
Depreciation and Amortization Expense
Depreciation and amortization expense for the Current Quarter was higher compared to the Prior Year Quarter, primarily driven by acquired property and equipment in our U.S. region, as we continue to strategically add dealership related real estate and facilities to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience.
Floorplan Interest Expense
Our floorplan interest expense fluctuates with changes in our outstanding borrowings and associated interest rates, which are based on SOFR, the U.S. prime rate or other benchmark rates. Outstanding borrowings largely fluctuate based on our levels of new and used vehicle inventory. To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure on a portion of our borrowings for a fixed interest rate.
Total floorplan interest expense during the Current Quarter, increased $7.4 million, or 139.4%, as compared to the Prior Year Quarter, driven primarily by an increase in floorplan interest expense on new and used vehicles due to an increase in interest rates between periods and an increase to the outstanding floorplan balance driven by increases in inventories, partially offset by realized gains on our interest rate swap portfolio due to increases in corresponding interest rates.
Refer to Note 7. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements for additional discussion of interest rate swaps.
Other Interest Expense, Net
Other interest expense, net consists of interest charges primarily on our 4.00% Senior Notes, real estate related debt and other debt, partially offset by interest income.
Other interest expense, net during the Current Quarter, increased $2.2 million, or 12.9%, as compared to the Prior Year Quarter. The increase in other interest expense, net during the Current Quarter, was primarily attributable to the additional increase in borrowings used to acquire property in our U.S. region, partially offset by the gain on the de-designation of the mortgage interest rate swap of $4.0 million during the Current Quarter. Refer to Note 9. Debt within our Notes to Condensed Consolidated Financial Statements for additional discussion of our debt. Refer to Note 7. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements for additional discussion of the de-designation of the mortgage interest rate swap.

Provision for Income Taxes
Provision for income taxes from continuing operations during the Current Quarter decreased by $13.6 million, or 22.2%, as compared to the Prior Year Quarter. During the Current Quarter, we recorded a tax provision from continuing operations of $47.6 million. The tax expense decrease in the Current Quarter, as compared to the Prior Year Quarter, was primarily due to lower pre-tax book income.
Our Current Quarter effective tax rate of 23.1% was lower than our Prior Year Quarter effective tax rate of 23.3%. The tax rate decrease was primarily due to higher excess tax deductions for stock-based compensation in the Current Quarter compared to the Prior Year Quarter.
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
Available Liquidity Resources
We had the following sources of liquidity available (in millions):

March 31, 2023
Cash and cash equivalents	$21.3
Floorplan offset accounts	122.8
Available capacity under Acquisition Line	528.2
Total liquidity	$672.2
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

The following table reconciles cash flows on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Three Months Ended March 31,
	2023	2022	% Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$143.4	$226.8	(36.8)%
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisitions and dispositions	44.6	92.6
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	2.7	(0.9)
Adjusted net cash provided by operating activities	$190.8	$318.6	(40.1)%
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$(104.6)	$(204.5)	48.9%
Change in cash paid for acquisitions, associated with Floorplan notes payable	9.3	1.9
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(2.4)	(0.9)
Adjusted net cash used in investing activities	$(97.7)	$(203.6)	52.0%
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities:	$(67.0)	$(9.7)	(593.3)%
Change in Floorplan notes payable, excluding floorplan offset	(54.2)	(92.7)
Adjusted net cash used in financing activities	$(121.2)	$(102.3)	(18.5)%
Sources and Uses of Liquidity from Operating Activities — Three Months Ended March 31, 2023 Compared to 2022
For the Current Quarter, net cash provided by operating activities decreased by $83.4 million, as compared to the Prior Year Quarter. On an adjusted basis for the same period, adjusted net cash provided by operating activities decreased by $127.8 million. The decrease on an adjusted basis was primarily driven by a $145.8 million increase in inventory levels and a $44.5 million decrease in net income, partially offset by a $43.2 million decrease in contracts-in-transit and vehicle receivables.
Sources and Uses of Liquidity from Investing Activities — Three Months Ended March 31, 2023 Compared to 2022
For the Current Quarter, net cash used in investing activities decreased by $99.9 million, as compared to the Prior Year Quarter. On an adjusted basis for the same period, adjusted net cash used in investing activities decreased by $105.9 million, primarily driven by a $178.3 million decrease in acquisition activity, partially offset by a $71.8 million decrease in proceeds from disposition of franchises and property and equipment.
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
For the Current Quarter, $35.8 million was used to purchase property and equipment.
Sources and Uses of Liquidity from Financing Activities — Three Months Ended March 31, 2023 Compared to 2022
For the Current Quarter, net cash used in financing activities increased by $57.4 million, as compared to the Prior Year Quarter. On an adjusted basis for the same period, adjusted net cash used in financing activities increased by $18.9 million. The increase in net cash used in financing activities on an adjusted basis was primarily driven by net repayment of debt of $60.3 million and decreases in net borrowings on our Floorplan lines of $41.5 million (representing the net cash activity in our floorplan offset account), partially offset by decreases in share repurchases of $80.4 million.

Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of March 31, 2023 (in millions):

	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,200.0	$772.4	$427.6
Acquisition Line (2)	790.4	262.2	528.2
Total revolving credit facility	1,990.4	1,034.6	955.8
FMCC Facility (3)	300.0	65.6	234.4
Total U.S. credit facilities (4)	$2,290.4	$1,100.2	$1,190.2
(1) The available balance at March 31, 2023, includes $106.7 million of immediately available funds. The remaining available balance can be used for vehicle inventory financing.
(2) The outstanding balance of $262.2 million is related to outstanding letters of credit of $12.2 million and $250.0 million in borrowings. The borrowings outstanding under the Acquisition Line included $250.0 million USD borrowings. The available borrowings may be limited from time to time, based on certain debt covenants.
(3) The available balance at March 31, 2023, includes $16.1 million of immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4) The outstanding balance excludes $308.2 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
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
Covenants
Our Revolving Credit Facility, indentures governing our 4.00% Senior Notes and certain mortgage term loans contain customary financial and operating covenants that place restrictions on us, including our ability to incur additional indebtedness, create liens or to sell or otherwise dispose of assets and to merge or consolidate with other entities. Certain of our mortgage agreements contain cross-default provisions that, in the event of a default of certain mortgage agreements and of our Revolving Credit Facility, could trigger an uncured default.
As of March 31, 2023, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of March 31, 2023
	Required	Actual
Total adjusted leverage ratio	< 5.75	1.87
Fixed charge coverage ratio	> 1.20	5.29
Based on our position as of March 31, 2023, and our outlook as discussed within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 9. Debt and Note 10. Floorplan Notes Payable in our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of March 31, 2023.

Share Repurchases and Dividends
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock up to a certain monetary limit. During the three months ended March 31, 2023, 180,982 shares were repurchased at an average price of $191.85 per share, for a total of $34.7 million, excluding excise taxes of $0.2 million. As of March 31, 2023, we had $128.5 million available under our current stock repurchase authorization.
During the Current Quarter, our Board of Directors approved a quarterly cash dividend of $0.45 per share on all shares of our common stock, which resulted in $6.2 million paid to common shareholders and $0.2 million to unvested RSA holders.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2022 Form 10-K. Our exposure to market risk has not changed materially since December 31, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2023, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, during the three months ended March 31, 2023, there were no changes to the Risk Factors disclosed in Item 1A. Risk Factors of our 2022 Form 10-K.
Recent negative developments affecting the financial services industry, such as insolvency, defaults, or non-performance by financial institutions, could adversely affect our access to capital, liquidity, financial condition and results of operations.
During the quarter, closures of SVB and Signature Bank and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk concerns. The FDIC, the U.S. Federal Reserve and the U.S. Department of the Treasury jointly announced that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits.
Although we are not a party to any transactions with SVB, Signature Bank or any other financial institution currently in receivership, we maintain cash and floorplan offset balances at banks and third-party financial institutions in excess of FDIC insurance limits. If any of our lenders or counterparties to any of our financial instruments were to be placed into receivership or become insolvent, our ability to access our capital and liquidity and process transactions could be impaired and could have a material adverse effect on our business, operations and financial condition. In addition, if any of our suppliers, customers or other parties with whom we conduct business are unable to access funds or lending arrangements with relevant financial institutions, such parties’ ability to pay their obligations to us or to enter into new arrangements with us could be adversely affected. In the event of any future closure of other banks or financial institutions, there is no guarantee that the FDIC, the U.S. Federal Reserve and the U.S. Department of the Treasury will provide access, on a timely basis or at all, to uninsured funds. Finally, one financial institution that participates in our Revolving Credit Facility announced plans to terminate its auto dealer services business offering floorplan lending. We cannot predict the effects of future disruptions in the financial services industry on our financial condition and operations, nor that of our suppliers, vendors or customers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the Current Quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2023 — January 31, 2023 (2)	76,294	$179.42	76,294	$149.7
February 1, 2023 — February 28, 2023	—	$—	—	$149.7
March 1, 2023 — March 31, 2023	104,688	$200.91	104,688	$128.5
Total	180,982		180,982
(1) Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. On November 16, 2022, our Board of Directors increased the share repurchase authorization by $161.0 million to $200.0 million. Our share repurchase authorization does not have an expiration date and is reduced by the amount of excise taxes incurred.
(2) Shares repurchased under the Rule 10b5-1 trading plan that was effective from January 3, 2023 to January 23, 2023.
Future share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, changes in laws and regulations, current economic environment and other factors considered relevant. As of March 31, 2023, we had $128.5 million available under our current share repurchase authorization. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on share repurchases and authorization.

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

3.2	—	Third Amended and Restated Bylaws of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed April 6, 2017)
10.1*†	—	Transition and Separation Agreement, effective as of March 31, 2023, between Group 1 Automotive, Inc. and Darryl Burman
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in exhibit 101)

*	Filed or furnished herewith
†	Management contract or compensatory plan or arrangement
#	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

Date:	April 28, 2023	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer