Form 10-Q
period 2023-06-30
GROUP 1 AUTOMOTIVE INC
filed 2023-07-28
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of July 24, 2023, the registrant had 14,050,875 shares of common stock outstanding.

i

GLOSSARY OF DEFINITIONS

The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
AOCI	Accumulated other comprehensive income (loss)
Brexit	Withdrawal of the U.K. from the European Union
BRL	Brazilian Real (R$)
COVID-19 pandemic	Coronavirus disease first emerging in December 2019 and resulting in the global pandemic in 2020, 2021 and 2022
EPS	Earnings per share
EV	Electric vehicle
F&I	Finance, insurance and other
FMCC	Ford Motor Credit Company
GBP	British Pound Sterling (£)
LIBOR	London Interbank Offered Rate
PRU	Per retail unit
RSA	Restricted stock award
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
SVB	Silicon Valley Bank
U.K.	United Kingdom
U.S.	United States of America
USD	United States Dollar ($)
U.S. GAAP	Accounting principles generally accepted in the U.S.
VSC	Vehicle service contract

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22.8	$47.9
Contracts-in-transit and vehicle receivables, net	270.4	278.5
Accounts and notes receivable, net	215.9	199.2
Inventories	1,718.0	1,356.6
Prepaid expenses	28.0	30.5
Other current assets	17.0	19.1
Current assets classified as held for sale	76.8	53.6
TOTAL CURRENT ASSETS	2,348.9	1,985.3
Property and equipment, net of accumulated depreciation of $572.1 and $554.4, respectively	2,225.5	2,128.2
Operating lease assets	236.3	249.1
Goodwill	1,691.0	1,661.8
Intangible franchise rights	739.8	516.3
Other long-term assets	183.1	176.8
TOTAL ASSETS	$7,424.6	$6,717.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $250.0 and $140.2, respectively	$843.1	$762.1
Floorplan notes payable — manufacturer affiliates, net of offset account of $17.7 and $13.4, respectively	317.4	243.1
Current maturities of long-term debt	75.4	130.3
Current operating lease liabilities	21.2	21.8
Accounts payable	549.0	488.0
Accrued expenses and other current liabilities	301.6	271.5
Current liabilities classified as held for sale	14.6	4.8
TOTAL CURRENT LIABILITIES	2,122.3	1,921.4
Long-term debt	2,174.2	1,952.2
Long-term operating lease liabilities	228.1	238.4
Deferred income taxes	246.8	238.1
Other long-term liabilities	134.4	129.8
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,164,166 and 25,232,620 shares issued, respectively	0.3	0.3
Additional paid-in capital	339.8	338.7
Retained earnings	3,389.7	3,073.6
Accumulated other comprehensive income	40.6	22.5
Treasury stock, at cost; 11,113,291 and 10,940,298 shares, respectively	(1,251.5)	(1,197.5)
TOTAL STOCKHOLDERS’ EQUITY	2,518.9	2,237.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,424.6	$6,717.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
New vehicle retail sales	$2,243.2	$1,851.3	$4,198.9	$3,596.4
Used vehicle retail sales	1,450.6	1,505.4	2,799.5	2,865.3
Used vehicle wholesale sales	112.5	95.8	224.4	189.3
Parts and service sales	562.0	502.6	1,110.3	975.5
Finance, insurance and other, net	190.3	190.2	355.4	363.2
Total revenues	4,558.5	4,145.4	8,688.5	7,989.7
COST OF SALES:
New vehicle retail sales	2,041.7	1,641.0	3,810.7	3,184.9
Used vehicle retail sales	1,371.8	1,415.9	2,644.0	2,688.0
Used vehicle wholesale sales	111.6	95.1	221.6	185.7
Parts and service sales	257.9	224.9	508.9	438.0
Total cost of sales	3,783.0	3,377.0	7,185.1	6,496.6
GROSS PROFIT	775.5	768.4	1,503.4	1,493.1
Selling, general and administrative expenses	479.9	460.2	942.7	878.6
Depreciation and amortization expense	23.1	23.0	45.5	44.2
Asset impairments	1.8	0.8	2.9	0.8
INCOME FROM OPERATIONS	270.8	284.5	512.3	569.5
Floorplan interest expense	15.6	5.9	28.2	11.2
Other interest expense, net	25.9	18.5	45.6	35.9
Other expense	1.3	—	4.2	—
INCOME BEFORE INCOME TAXES	227.9	260.1	434.3	522.4
Provision for income taxes	57.6	60.8	105.2	122.0
Net income from continuing operations	170.3	199.3	329.1	400.4
Net income (loss) from discontinued operations	0.2	(3.4)	(0.1)	(1.6)
NET INCOME	$170.5	$195.9	$329.0	$398.9
BASIC EARNINGS PER SHARE:
Continuing operations	$12.06	$12.15	$23.22	$23.96
Discontinued operations	0.02	(0.21)	(0.01)	(0.09)
Total	$12.08	$11.94	$23.21	$23.87
DILUTED EARNINGS PER SHARE:
Continuing operations	$12.02	$12.11	$23.14	$23.88
Discontinued operations	0.02	(0.20)	(0.01)	(0.09)
Total	$12.04	$11.90	$23.13	$23.79
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13.8	16.0	13.8	16.2
Diluted	13.8	16.0	13.9	16.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME	$170.5	$195.9	$329.0	$398.9
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	11.2	(27.8)	21.0	(28.1)
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain arising during the period, net of tax provision of $(5.0), $(5.8), $(2.8) and $(16.3), respectively	15.8	19.0	9.0	53.0
Reclassification adjustment for (gain) loss included in interest expense, net of tax (provision) benefit of $(1.0), $0.4, $(2.8) and $0.9, respectively	(3.2)	1.2	(8.8)	3.0
Reclassification related to de-designated interest rate swaps, net of tax provision of $—, $—, $(1.0) and $—, respectively	—	—	(3.1)	—
Unrealized gain (loss) on interest rate risk management activities, net of tax	12.6	20.1	(2.8)	56.0
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	23.8	(7.7)	18.1	28.0
COMPREHENSIVE INCOME	$194.4	$188.2	$347.1	$426.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, MARCH 31, 2023	25,150,165	$0.3	$333.6	$3,225.5	$16.7	$(1,223.7)	$2,352.5
Net income	—	—	—	170.5	—	—	170.5
Other comprehensive income, net of taxes	—	—	—	—	23.8	—	23.8
Purchases of treasury stock, including excise tax	—	—	—	—	—	(31.6)	(31.6)
Net issuance of treasury shares to stock compensation plans	14,001	—	1.5	—	—	3.7	5.2
Stock-based compensation	—	—	4.8	—	—	—	4.8
Dividends declared ($0.45 per share)	—	—	—	(6.4)	—	—	(6.4)
BALANCE, JUNE 30, 2023	25,164,166	$0.3	$339.8	$3,389.7	$40.6	$(1,251.5)	$2,518.9

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2022	25,232,620	$0.3	$338.7	$3,073.6	$22.5	$(1,197.5)	$2,237.5
Net income	—	—	—	329.0	—	—	329.0
Other comprehensive income, net of taxes	—	—	—	—	18.1	—	18.1
Purchases of treasury stock, including excise tax	—	—	—	—	—	(66.5)	(66.5)
Net issuance of treasury shares to stock compensation plans	(68,454)	—	(9.4)	—	—	12.5	3.1
Stock-based compensation	—	—	10.5	—	—	—	10.5
Dividends declared ($0.90 per share)	—	—	—	(12.8)	—	—	(12.8)
BALANCE, JUNE 30, 2023	25,164,166	$0.3	$339.8	$3,389.7	$40.6	$(1,251.5)	$2,518.9

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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$329.0	$398.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.5	45.1
Change in operating lease assets	12.7	15.6
Deferred income taxes	2.7	11.3
Asset impairments	2.9	7.1
Stock-based compensation	10.5	15.0
Amortization of debt discount and issuance costs	1.5	1.5
Gain on disposition of assets	(11.8)	(24.6)
Unrealized gain on derivative instruments	(4.5)	—
Other	(1.6)	2.5
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	85.8	10.1
Accounts and notes receivable	(15.0)	(0.1)
Inventories	(283.8)	(83.5)
Contracts-in-transit and vehicle receivables	9.9	(7.2)
Prepaid expenses and other assets	(2.2)	10.8
Floorplan notes payable — manufacturer affiliates	70.1	(27.5)
Deferred revenues	(0.2)	(0.1)
Operating lease liabilities	(12.6)	(14.9)
Net cash provided by operating activities	239.0	360.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $64.9 and $2.4, respectively	(363.5)	(318.1)
Proceeds from disposition of franchises, property and equipment	80.8	96.2
Purchases of property and equipment	(86.7)	(63.0)
Other	0.2	(10.7)
Net cash used in investing activities	(369.1)	(295.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	5,005.9	5,307.0
Repayments on credit facility — floorplan line and other	(4,928.1)	(5,022.9)
Borrowings on credit facility — acquisition line	200.0	268.0
Repayments on credit facility — acquisition line	(53.2)	(346.3)
Debt issuance costs	(0.1)	(4.0)
Borrowings on other debt	88.2	223.2
Principal payments on other debt	(134.1)	(206.3)
Proceeds from employee stock purchase plan	11.4	11.4
Payments of tax withholding for stock-based compensation	(8.3)	(7.6)
Repurchases of common stock, amounts based on settlement date	(66.0)	(254.1)
Dividends paid	(12.7)	(12.1)
Net cash provided by (used in) financing activities	103.0	(43.9)
Effect of exchange rate changes on cash	2.1	(2.7)
Net (decrease) increase in cash and cash equivalents	(25.1)	18.0
CASH AND CASH EQUIVALENTS, beginning of period	47.9	18.7
CASH AND CASH EQUIVALENTS, end of period	$22.8	$36.7
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
2. REVENUES
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$1,915.5	$327.6	$2,243.2	$3,524.1	$674.8	$4,198.9
Used vehicle retail sales	1,139.9	310.7	1,450.6	2,170.0	629.5	2,799.5
Used vehicle wholesale sales	79.8	32.7	112.5	162.1	62.3	224.4
Total new and used vehicle sales	3,135.2	671.0	3,806.2	5,856.2	1,366.6	7,222.8
Parts and service sales (1)	491.2	70.8	562.0	965.0	145.3	1,110.3
Finance, insurance and other, net (2)	173.2	17.1	190.3	320.8	34.6	355.4
Total revenues	$3,799.6	$758.9	$4,558.5	$7,142.0	$1,546.5	$8,688.5

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$1,561.7	$289.5	$1,851.3	$2,994.9	$601.6	$3,596.4
Used vehicle retail sales	1,197.6	307.8	1,505.4	2,235.5	629.8	2,865.3
Used vehicle wholesale sales	59.1	36.7	95.8	116.4	72.9	189.3
Total new and used vehicle sales	2,818.5	634.0	3,452.5	5,346.7	1,304.3	6,651.0
Parts and service sales (1)	445.6	57.1	502.6	854.0	121.5	975.5
Finance, insurance and other, net (2)	173.1	17.1	190.2	327.9	35.4	363.2
Total revenues	$3,437.2	$708.2	$4,145.4	$6,528.5	$1,461.2	$7,989.7
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $7.6 million and $6.8 million during the three months ended June 30, 2023 and 2022, respectively, and $12.5 million and $16.9 million during the six months ended June 30, 2023 and 2022, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Note 8. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
3. ACQUISITIONS
The Company accounts for business combinations under the acquisition method of accounting, under which the Company allocates the purchase price to the assets acquired and liabilities assumed based on an estimate of fair value.
During the six months ended June 30, 2023, the Company acquired one Chevrolet dealership, one Kia dealership and three Buick-GMC dealerships in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $363.5 million. Goodwill associated with the acquisitions totaled $43.9 million. The accounting for these acquisitions is considered to be preliminary and subject to change as the Company’s fair value assessments are finalized. The Company is continuing to analyze and assess relevant information related to the valuation of property, equipment and intangible assets. The Company will reflect any required fair value adjustments in subsequent filings with the SEC.
During the six months ended June 30, 2022, the Company acquired two Toyota dealerships in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $319.0 million. Goodwill associated with these acquisitions totaled $171.6 million.
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
As of June 30, 2023, the Company had a remaining receivable balance of $21.7 million associated with the Brazil Disposal Escrow recorded in Other long-term assets on the Condensed Consolidated Balance Sheet, of which $4.9 million is expected to be paid to settle the Company’s portion of accrued liabilities retained subsequent to the date of disposal.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Results of the Brazil Discontinued Operations were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
New vehicle retail sales	$—	$60.4	$—	$109.0
Used vehicle retail sales	—	21.8	—	44.0
Used vehicle wholesale sales	—	4.8	—	10.1
Parts and service sales	—	13.1	—	23.8
Finance, insurance and other, net	—	1.8	—	3.3
Total revenues	—	101.9	—	190.2
COST OF SALES:
New vehicle retail sales	—	54.7	—	98.5
Used vehicle retail sales	—	20.6	—	41.2
Used vehicle wholesale sales	—	4.7	—	10.0
Parts and service sales	—	8.1	—	14.5
Total cost of sales	—	88.1	—	164.2
GROSS PROFIT	—	13.8	—	26.1
Selling, general and administrative expenses	0.1	10.6	0.9	19.3
Depreciation and amortization expense	—	0.5	—	0.9
Asset impairments	—	6.3	—	6.3
LOSS FROM OPERATIONS — DISCONTINUED OPERATIONS	(0.1)	(3.6)	(0.9)	(0.5)
Floorplan interest expense	—	0.7	—	1.4
Other interest income, net	(0.7)	(0.3)	(1.4)	(0.4)
INCOME (LOSS) BEFORE INCOME TAXES — DISCONTINUED OPERATIONS	0.5	(4.0)	0.4	(1.5)
Provision (benefit) for income taxes	0.3	(0.6)	0.5	0.1
NET INCOME (LOSS) — DISCONTINUED OPERATIONS	$0.2	$(3.4)	$(0.1)	$(1.6)
Cash flows from operating and investing activities for the Brazil Discontinued Operations were immaterial for the six months ended June 30, 2023. Cash flows from operating and investing activities for the Brazil Discontinued Operations in the prior period were as follows (in millions):

Six Months Ended June 30, 2022
Net cash provided by operating activities — discontinued operations	$26.3
Net cash used in investing activities — discontinued operations	$(8.7)
Assets and liabilities of the Brazil Discontinued Operations were as follows (in millions):

	June 30, 2023	December 31, 2022
Prepaid expenses	$1.0	$—
Other current assets	—	1.3
Other long-term assets	21.7	22.8
Total assets of discontinued operations	$22.7	$24.1

Accrued expenses and other current liabilities	$4.9	$7.8
Total liabilities of discontinued operations	$4.9	$7.8

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Other Divestitures
The Company’s divestitures generally consist of dealership assets and related real estate. Gains and losses on divestitures are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the six months ended June 30, 2023, the Company recorded a net pre-tax gain totaling $10.1 million related to the disposition of four dealerships in the U.S. The dispositions reduced goodwill by $20.8 million. The Company also terminated one franchise in the U.S.
During the six months ended June 30, 2022, the Company recorded a net pre-tax gain totaling $24.1 million related to the disposition of four dealerships in the U.S. The dispositions reduced goodwill by $24.1 million.
Assets held for sale in the Condensed Consolidated Balance Sheets includes $23.9 million and $13.4 million of goodwill that has been reclassified to assets held for sale as of June 30, 2023 and December 31, 2022, respectively.
5. SEGMENT INFORMATION
As of June 30, 2023, the Company had two reportable segments: the U.S. and the U.K. The Company defines its reportable segments as those operations whose results the Company’s Chief Executive Officer, who is the chief operating decision maker, regularly reviews to analyze performance and allocate resources. Each reportable segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts.
Selected reportable segment data is as follows (in millions):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$3,799.6	$758.9	$4,558.5	$7,142.0	$1,546.5	$8,688.5
Income before income taxes	$207.8	$20.1	$227.9	$388.5	$45.8	$434.3

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$3,437.2	$708.2	$4,145.4	$6,528.5	$1,461.2	$7,989.7
Income before income taxes	$241.7	$18.4	$260.1	$472.3	$50.1	$522.4
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following table sets forth the calculation of EPS (in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average basic common shares outstanding	13,777,225	15,956,258	13,819,024	16,241,221
Dilutive effect of stock-based awards and employee stock purchases	40,058	56,024	46,711	56,143
Weighted average dilutive common shares outstanding	13,817,283	16,012,282	13,865,736	16,297,364
Basic:
Net income	$170.5	$195.9	$329.0	$398.9
Less: Earnings allocated to participating securities from continuing operations	4.2	5.5	8.2	11.3
Less: Earnings (loss) allocated to participating securities from discontinued operations	—	(0.1)	—	—
Net income available to basic common shares	$166.4	$190.6	$320.7	$387.6
Basic earnings per common share	$12.08	$11.94	$23.21	$23.87
Diluted:
Net income	$170.5	$195.9	$329.0	$398.9
Less: Earnings allocated to participating securities from continuing operations	4.1	5.4	8.2	11.3
Less: Earnings (loss) allocated to participating securities from discontinued operations	—	(0.1)	—	—
Net income available to diluted common shares	$166.4	$190.6	$320.8	$387.6
Diluted earnings per common share	$12.04	$11.90	$23.13	$23.79
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The carrying value and fair value of the Company’s 4.00% Senior Notes and fixed rate mortgages were as follows (in millions):

	June 30, 2023		December 31, 2022
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$660.9	$750.0	$633.9
Real estate related	95.1	85.2	99.2	90.5
Total	$845.1	$746.1	$849.2	$724.4
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
Assets and liabilities associated with the Company’s interest rate swaps, as reflected gross in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	June 30, 2023	December 31, 2022
Assets:
Other current assets	$0.1	$0.1
Other long-term assets (1)	109.9	109.2
Total assets	$110.0	$109.3
Liabilities:
Accrued expenses and other current liabilities	$—	$—
Other long-term liabilities	—	—
Total liabilities	$—	$—
(1) As of June 30, 2023, the balance included gross fair value of $4.5 million of the de-designated swap as described below.
Interest Rate Swaps De-designated as Cash Flow Hedges
During the three months ended March 31, 2023, the Company de-designated one mortgage interest rate swap due to the Company settling the underlying mortgages associated with the swap during the same period. As of June 30, 2023, the de-designated swap had an aggregate notional value of $30.9 million that fixed its underlying one-month SOFR at an annual interest rate of 0.60% and will mature on March 1, 2030. No interest rate swaps were de-designated by the Company during the three months ended June 30, 2023.
The Company reclassified the entire previously deferred gain associated with the de-designated interest rate swap of $3.1 million, net of tax of $1.0 million, from AOCI into income as an adjustment to Other interest expense, net, as the remaining forecasted hedged transactions associated with the interest rate swap were probable of not occurring due to the settlement of the mortgages described above. Additionally, the Company recorded unrealized mark-to-market gains of $0.4 million and realized gains of $0.3 million associated with the interest rate swap within Other interest expense, net, for the three and six months ended June 30, 2023, respectively.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
As of June 30, 2023, the Company held 35 interest rate swaps designated as cash flow hedges with a total notional value of $872.7 million that fixed its underlying SOFR at a weighted average rate of 1.25%. The Company also held two additional interest rate swaps designated as cash flow hedges with forward start dates beginning in December 2023, that had an aggregate notional value of $100.0 million and a weighted average interest rate of 0.94% as of June 30, 2023. The maturity dates of the Company’s designated interest rate swaps with forward start dates range between December 2027 and December 2028. As of June 30, 2022, the Company held 41 interest rate swaps designated as cash flow hedges with a total notional value of $955.8 million that fixed its underlying SOFR at a weighted average rate of 1.23%. The Company completed the transition of interest rate swaps from LIBOR to SOFR during 2022.
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	2023	2022	2023	2022
Interest rate swaps	$15.8	$19.0	$9.0	$53.0

	Amount Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Floorplan interest expense	$3.8	$(0.9)	$7.1	$(2.1)
Other interest expense, net	$0.3	$(0.7)	$4.5	$(1.8)
The amount of gain expected to be reclassified out of AOCI into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $20.9 million.
8. RECEIVABLES, NET AND CONTRACT ASSETS
The Company’s receivables, net and contract assets consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$170.2	$188.2
Vehicle receivables	100.5	90.9
Total contracts-in-transit and vehicle receivables	270.7	279.0
Less: allowance for doubtful accounts	0.3	0.6
Total contracts-in-transit and vehicle receivables, net	$270.4	$278.5

Accounts and notes receivable, net:
Manufacturer receivables	$110.6	$94.6
Parts and service receivables	69.2	68.0
F&I receivables	30.1	30.0
Other	10.8	12.1
Total accounts and notes receivable	220.7	204.7
Less: allowance for doubtful accounts	4.9	5.5
Total accounts and notes receivable, net	$215.9	$199.2

Within Other current assets and Other long-term assets:
Total contract assets (1)	$51.6	$47.9
(1) No allowance for doubtful accounts was recorded for contract assets as of June 30, 2023 or December 31, 2022.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
9. DEBT
Long-term debt consisted of the following (in millions):

	June 30, 2023	December 31, 2022
4.00% Senior Notes due August 15, 2028	$750.0	$750.0
Acquisition Line	450.0	303.2
Other Debt:
Real estate related	773.4	796.9
Finance leases	276.0	220.4
Other	9.7	22.3
Total other debt	1,059.1	1,039.6
Total debt	2,259.1	2,092.7
Less: unamortized debt issuance costs	9.5	10.2
Less: current maturities	75.4	130.3
Total long-term debt	$2,174.2	$1,952.2
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 10. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of June 30, 2023, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 10. Floorplan Notes Payable), totaled $450.0 million. The average interest rate on this facility was 6.04% during the three months ended June 30, 2023.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of June 30, 2023, borrowings outstanding under these facilities totaled $773.4 million, gross of debt issuance costs, comprised of $650.4 million in the U.S. and $122.9 million in the U.K, respectively.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
10. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Revolving Credit Facility — floorplan notes payable	$1,029.7	$833.5
Revolving Credit Facility — floorplan notes payable offset account	(250.0)	(140.2)
Revolving Credit Facility — floorplan notes payable, net	779.7	693.3
Other non-manufacturer facilities	63.4	68.8
Floorplan notes payable — credit facility and other, net	$843.1	$762.1

FMCC Facility	$85.1	$55.1
FMCC Facility offset account	(17.7)	(13.4)
FMCC Facility, net	67.5	41.8
Other manufacturer affiliate facilities	249.9	201.3
Floorplan notes payable — manufacturer affiliates, net	$317.4	$243.1
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $2.0 billion revolving syndicated credit arrangement with 20 participating financial institutions that matures on March 9, 2027 (“Revolving Credit Facility”). The Company has the option to increase the availability to $2.4 billion, under certain conditions. The Revolving Credit Facility consists of two tranches: (i) a $1.2 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) an $800.0 million maximum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Condensed Consolidated Balance Sheets — refer to Note 9. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $2.0 billion commitment. The Acquisition Line includes a $100.0 million sub-limit for letters of credit and $50.0 million minimum capacity tranche. The Company had $12.2 million in letters of credit outstanding as of June 30, 2023 and December 31, 2022.
The U.S. Floorplan Line bears interest at rates equal to SOFR plus 120 basis points for new vehicle inventory and SOFR plus 150 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 6.31% as of June 30, 2023, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 110 to 210 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company had $4.4 million and $5.0 million of unamortized debt issuance costs as of June 30, 2023 and December 31, 2022, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). The FMCC Facility bears interest at the U.S. prime rate which was 8.25% as of June 30, 2023.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K. with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of June 30, 2023, borrowings outstanding under these facilities totaled $249.9 million, comprised of $143.5 million in the U.S., with annual interest rates ranging from less than 1% to approximately 9%, and $106.5 million in the U.K., with annual interest rates ranging from approximately 5% to 7%.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line and FMCC Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
11. CASH FLOW INFORMATION
Non-Cash Activities
The accrual for capital expenditures increased $1.3 million and $0.1 million during the six months ended June 30, 2023 and 2022, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $70.8 million and $42.8 million for the six months ended June 30, 2023 and 2022, respectively. Refer to Note 7. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
Cash paid for income taxes, net of refunds, was $78.7 million and $99.2 million for the six months ended June 30, 2023 and 2022, respectively.
12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company or its dealerships are named in various types of litigation involving customer claims, employment matters, class action claims, purported class action claims, claims involving the manufacturers of automobiles, contractual disputes, vehicle related incidents and other matters arising in the ordinary course of business. The Company may be involved in legal proceedings or suffer losses that could have a material adverse effect on the Company’s results of operations, financial condition or cash flows. In the normal course of business, the Company is required to respond to customer, employee and other third-party complaints. In addition, the manufacturers of the vehicles that the Company sells and services have audit rights allowing them to review the validity of amounts claimed for incentive, rebate or warranty-related items and charge the Company back for amounts determined to be invalid payments under the manufacturers’ programs, subject to the Company’s right to appeal any such decision.
Legal Proceedings
As of June 30, 2023, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company previously recorded a $33.4 million payment for the purchase of an additional dealership as part of the acquisition of the Prime Automotive Group in 2021. As of June 30, 2023, the purchase of the additional dealership had not yet closed and the Company is still waiting for distributor approval to obtain ownership of the additional dealership. The amount previously paid has been classified as goodwill on the Condensed Consolidated Balance Sheets. Pursuant to the purchase agreement with the seller, the seller initiated legal action against the distributor to compel the approval of the sale of the dealership to the Company. Although the seller has obtained favorable rulings from the court, the result of this legal action cannot be predicted with certainty.
Other Matters
In connection with dealership dispositions where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $34.4 million as of June 30, 2023. In certain instances, the Company obtains collateral support for the rental obligations that the Company remains obligated for upon sale of a dealership to a lessee. Associated letters of credit issued on behalf of the lessee where the Company is the beneficiary totaled $1.0 million as of June 30, 2023.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of AOCI were as follows (in millions):

	Six Months Ended June 30, 2023
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2022	$(61.1)	$83.6	$22.5
Other comprehensive income (loss) before reclassifications:
Pre-tax	21.0	11.9	32.9
Tax effect	—	(2.8)	(2.8)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(7.1)	(7.1)
Other interest expense, net (pre-tax)	—	(4.5)	(4.5)
Reclassification related to de-designated interest rate swaps (pre-tax)	—	(4.0)	(4.0)
Provision for income taxes	—	3.7	3.7
Net current period other comprehensive income (loss)	21.0	(2.8)	18.1
Balance, June 30, 2023	$(40.1)	$80.8	$40.6

	Six Months Ended June 30, 2022
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2021	$(158.2)	$2.0	$(156.2)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(28.1)	69.3	41.2
Tax effect	—	(16.3)	(16.3)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	2.1	2.1
Other interest expense (pre-tax)	—	1.8	1.8
Benefit for income taxes	—	(0.9)	(0.9)
Net current period other comprehensive (loss) income	(28.1)	56.0	28.0
Balance, June 30, 2022	$(186.3)	$58.0	$(128.3)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto, as well as our 2022 Form 10-K.
Overview
We are a leading operator in the automotive retail industry. Through our omni-channel platform, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. We operate in geographically diverse markets that extend across 17 states in the U.S. and 34 towns and cities in the U.K. As of June 30, 2023, our retail network consisted of 150 dealerships in the U.S. and 55 dealerships in the U.K.
Recent Events
Our manufacturers’ production continued at historically reduced levels in the quarter ended June 30, 2023 (“Current Quarter”), despite recent production improvements over the trailing twelve months ended June 30, 2023, for some of those manufacturers. Domestic brand production has improved generally at a greater rate than most luxury and non-domestic brands. Production constraints and related inventory constraints are a result of sustained global semiconductor and other parts shortages as well as the ongoing conflict between Russia and Ukraine. Increased deliveries from certain manufacturers in the Current Quarter drove a higher volume of new units sold while also maintaining elevated new vehicle retail sales prices relative to pre-COVID levels. EV inventory has been building over the Current Quarter for certain brands, outpacing the build up of non-EV inventory, largely driven by low sales of EV’s in the Current Quarter. Used vehicle gross margins declined in the Current Quarter, driven by volatility from new vehicle supplies affecting our ability to source used vehicles, increased interest rates and the inflationary pressures and macroeconomic factors described further below. Our new vehicle days’ supply of inventory was approximately 27 days as of the Current Quarter, as compared to 15 days as of the quarter ended June 30, 2022 (“Prior Year Quarter”).
On April 12, 2023, the U.S. Environmental Protection Agency (“EPA”) proposed regulations establishing more stringent air emissions limits for light and medium-duty vehicles, which include passenger cars, vans, pickups, sedans and SUVs for model years 2027 through 2032. The EPA proposes higher emissions stringency each year, beginning with model year 2027, new battery durability requirements and changes to certain existing air emissions credit programs. In their proposed form, these regulations could increase or accelerate the adoption of certain emissions reducing technologies, and further market penetration for hybrid, plug-in and battery-electric vehicles. For example, should the proposed regulations be enacted, the EPA projects that at least 60% of new light-duty passenger vehicles sold in the U.S. would be battery-electric by 2030. The EPA also estimates that the regulations, if finalized, would increase costs for auto manufacturers and reduce consumer repair costs for covered vehicles. The EPA projects the regulations to become final by 2024. The regulations, as proposed in their current form, may have a significant impact on the future mix of vehicles provided by our manufacturers. Any future impact of these regulations on our operations cannot be predicted with certainty. We will continue to monitor the regulatory process and will further evaluate the regulations upon issuance by the EPA.
The global economy continues to experience inflation. In response to inflationary pressures and macroeconomic conditions, the U.S. Federal Reserve, along with other central banks, including in the U.K., increased interest rates throughout 2022 and 2023. Continued inflation reducing the disposable income of our customers, volatility in new vehicle availability and higher interest rates increasing the monthly cost of financing vehicles, contributed to used vehicle prices declining in the latter part of 2022 and during the six months ended June 30, 2023 (“Current Year”). Additionally, during the Current Year, SVB, Signature Bank and First Republic Bank were placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”), indicating potential instability within the financial sector. Although we are not a party to any transactions with SVB, Signature Bank, First Republic Bank or any other financial institution currently in receivership, continued instability could impact our financial counterparties. Finally, one financial institution that participated in our Revolving Credit Facility (as defined in 10. Floorplan Notes Payable in the Notes to Condensed Consolidated Financial Statements), during the first quarter of 2023, announced plans to terminate its auto floorplan lending. During the Current Quarter, this lender’s capacity has been replaced by an existing lender within our Revolving Credit Facility. In recent months, certain lenders have implemented more restrictive lending standards, resulting in reduced loan-to-value ratios, leading to larger required down payments by consumers. The impact of these higher down payments is a reduction to the income we earn on those loans. Although there is no current material impact on the Company, future impact, if any, of these macroeconomic developments on our operations cannot be predicted with certainty.

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
Retail new vehicle units sold for 2023 include new vehicle agency units sold under agency arrangements with certain manufacturers in the U.K. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold for new vehicles due to their net presentation within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold.

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended June 30,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,243.2	$1,851.3	$391.9	21.2%	$(1.3)	21.2%
Used vehicle retail sales	1,450.6	1,505.4	(54.8)	(3.6)%	(1.2)	(3.6)%
Used vehicle wholesale sales	112.5	95.8	16.6	17.3%	(0.1)	17.4%
Total used	1,563.0	1,601.2	(38.2)	(2.4)%	(1.3)	(2.3)%
Parts and service sales	562.0	502.6	59.4	11.8%	(0.2)	11.9%
F&I, net	190.3	190.2	0.1	—%	(0.1)	0.1%
Total revenues	$4,558.5	$4,145.4	$413.1	10.0%	$(2.8)	10.0%
Gross profit:
New vehicle retail sales	$201.5	$210.3	$(8.8)	(4.2)%	$0.1	(4.2)%
Used vehicle retail sales	78.8	89.5	(10.7)	(12.0)%	(0.1)	(11.9)%
Used vehicle wholesale sales	0.9	0.8	0.1	10.5%	—	10.9%
Total used	79.6	90.3	(10.6)	(11.8)%	(0.1)	(11.7)%
Parts and service sales	304.1	277.7	26.4	9.5%	(0.1)	9.5%
F&I, net	190.3	190.2	0.1	—%	(0.1)	0.1%
Total gross profit	$775.5	$768.4	$7.1	0.9%	$(0.2)	0.9%
Gross margin:
New vehicle retail sales	9.0%	11.4%	(2.4)%
Used vehicle retail sales	5.4%	5.9%	(0.5)%
Used vehicle wholesale sales	0.8%	0.8%	—%
Total used	5.1%	5.6%	(0.5)%
Parts and service sales	54.1%	55.2%	(1.1)%
Total gross margin	17.0%	18.5%	(1.5)%
Units sold:
Retail new vehicles sold	44,740	38,822	5,918	15.2%
Retail used vehicles sold	46,764	48,907	(2,143)	(4.4)%
Wholesale used vehicles sold	10,493	9,514	979	10.3%
Total used	57,257	58,421	(1,164)	(2.0)%
Average sales price per unit sold:
New vehicle retail	$50,504	$47,686	$2,818	5.9%	$338	5.2%
Used vehicle retail	$31,019	$30,781	$238	0.8%	$(25)	0.9%
Gross profit per unit sold:
New vehicle retail sales	$4,503	$5,416	$(913)	(16.9)%	$2	(16.9)%
Used vehicle retail sales	$1,684	$1,830	$(145)	(7.9)%	$(2)	(7.8)%
Used vehicle wholesale sales	$81	$81	$—	0.2%	$—	0.5%
Total used	$1,390	$1,545	$(154)	(10.0)%	$(2)	(9.9)%
F&I PRU	$2,080	$2,168	$(88)	(4.1)%	$(1)	(4.1)%
Other:
SG&A expenses	$479.9	$460.2	$19.7	4.3%	$(0.3)	4.4%
SG&A as % gross profit	61.9%	59.9%	2.0%
Floorplan expense:
Floorplan interest expense	$15.6	$5.9	$9.7	165.3%	$—	165.6%
Less: floorplan assistance (1)	18.5	14.1	4.4	30.8%	—	30.8%
Net floorplan expense	$(2.9)	$(8.3)	$5.4		$—
(1) Floorplan assistance is included within Gross profit — New vehicle retail sales above and Cost of sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended June 30,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,093.0	$1,806.4	$286.6	15.9%	$(1.2)	15.9%
Used vehicle retail sales	1,377.2	1,480.6	(103.4)	(7.0)%	(1.1)	(6.9)%
Used vehicle wholesale sales	106.7	93.8	12.9	13.8%	(0.1)	13.8%
Total used	1,483.9	1,574.3	(90.5)	(5.7)%	(1.2)	(5.7)%
Parts and service sales	537.7	491.2	46.5	9.5%	(0.2)	9.5%
F&I, net	181.2	186.0	(4.9)	(2.6)%	(0.1)	(2.6)%
Total revenues	$4,295.7	$4,058.0	$237.7	5.9%	$(2.7)	5.9%
Gross profit:
New vehicle retail sales	$187.8	$205.1	$(17.3)	(8.4)%	$0.1	(8.5)%
Used vehicle retail sales	74.5	88.0	(13.5)	(15.4)%	(0.1)	(15.2)%
Used vehicle wholesale sales	0.8	0.7	—	1.1%	—	1.4%
Total used	75.2	88.7	(13.5)	(15.2)%	(0.1)	(15.1)%
Parts and service sales	291.3	271.2	20.1	7.4%	(0.1)	7.5%
F&I, net	181.2	186.0	(4.9)	(2.6)%	(0.1)	(2.6)%
Total gross profit	$735.4	$751.0	$(15.6)	(2.1)%	$(0.2)	(2.0)%
Gross margin:
New vehicle retail sales	9.0%	11.4%	(2.4)%
Used vehicle retail sales	5.4%	5.9%	(0.5)%
Used vehicle wholesale sales	0.7%	0.8%	(0.1)%
Total used	5.1%	5.6%	(0.6)%
Parts and service sales	54.2%	55.2%	(1.0)%
Total gross margin	17.1%	18.5%	(1.4)%
Units sold:
Retail new vehicles sold	42,343	37,691	4,652	12.3%
Retail used vehicles sold	44,831	47,917	(3,086)	(6.4)%
Wholesale used vehicles sold	10,065	9,250	815	8.8%
Total used	54,896	57,167	(2,271)	(4.0)%
Average sales price per unit sold:
New vehicle retail	$49,811	$47,927	$1,884	3.9%	$352	3.2%
Used vehicle retail	$30,719	$30,898	$(179)	(0.6)%	$(25)	(0.5)%
Gross profit per unit sold:
New vehicle retail sales	$4,435	$5,441	$(1,006)	(18.5)%	$2	(18.5)%
Used vehicle retail sales	$1,661	$1,836	$(175)	(9.5)%	$(2)	(9.4)%
Used vehicle wholesale sales	$75	$80	$(6)	(7.1)%	$—	(6.8)%
Total used	$1,370	$1,552	$(182)	(11.7)%	$(2)	(11.6)%
F&I PRU	$2,078	$2,173	$(95)	(4.4)%	$(1)	(4.3)%
Other:
SG&A expenses	$463.4	$450.9	$12.4	2.8%	$(0.3)	2.8%
SG&A as % gross profit	63.0%	60.0%	3.0%

Reported Operating Data — Consolidated
(In millions, except unit data)

	Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$4,198.9	$3,596.4	$602.4	16.8%	$(34.4)	17.7%
Used vehicle retail sales	2,799.5	2,865.3	(65.8)	(2.3)%	(33.5)	(1.1)%
Used vehicle wholesale sales	224.4	189.3	35.1	18.6%	(3.2)	20.2%
Total used	3,023.9	3,054.6	(30.7)	(1.0)%	(36.7)	0.2%
Parts and service sales	1,110.3	975.5	134.8	13.8%	(7.9)	14.6%
F&I, net	355.4	363.2	(7.8)	(2.1)%	(1.8)	(1.7)%
Total revenues	$8,688.5	$7,989.7	$698.8	8.7%	$(80.8)	9.8%
Gross profit:
New vehicle retail sales	$388.2	$411.5	$(23.3)	(5.7)%	$(2.9)	(5.0)%
Used vehicle retail sales	155.5	177.3	(21.8)	(12.3)%	(1.9)	(11.2)%
Used vehicle wholesale sales	2.9	3.6	(0.7)	(20.3)%	—	(20.7)%
Total used	158.4	180.9	(22.6)	(12.5)%	(1.9)	(11.4)%
Parts and service sales	601.4	537.5	64.0	11.9%	(4.5)	12.7%
F&I, net	355.4	363.2	(7.8)	(2.1)%	(1.8)	(1.7)%
Total gross profit	$1,503.4	$1,493.1	$10.3	0.7%	$(11.2)	1.4%
Gross margin:
New vehicle retail sales	9.2%	11.4%	(2.2)%
Used vehicle retail sales	5.6%	6.2%	(0.6)%
Used vehicle wholesale sales	1.3%	1.9%	(0.6)%
Total used	5.2%	5.9%	(0.7)%
Parts and service sales	54.2%	55.1%	(0.9)%
Total gross margin	17.3%	18.7%	(1.4)%
Units sold:
Retail new vehicles sold	84,389	75,555	8,834	11.7%
Retail used vehicles sold	92,201	92,713	(512)	(0.6)%
Wholesale used vehicles sold	20,867	18,613	2,254	12.1%
Total used	113,068	111,326	1,742	1.6%
Average sales price per unit sold:
New vehicle retail	$50,103	$47,600	$2,503	5.3%	$(61)	5.4%
Used vehicle retail	$30,363	$30,905	$(542)	(1.8)%	$(364)	(0.6)%
Gross profit per unit sold:
New vehicle retail sales	$4,600	$5,446	$(846)	(15.5)%	$(35)	(14.9)%
Used vehicle retail sales	$1,687	$1,913	$(226)	(11.8)%	$(21)	(10.7)%
Used vehicle wholesale sales	$137	$193	$(56)	(29.0)%	$1	(29.3)%
Total used	$1,401	$1,625	$(224)	(13.8)%	$(17)	(12.8)%
F&I PRU	$2,013	$2,159	$(146)	(6.8)%	$(10)	(6.3)%
Other:
SG&A expenses	$942.7	$878.6	$64.1	7.3%	$(7.9)	8.2%
SG&A as % gross profit	62.7%	58.8%	3.9%
Floorplan expense:
Floorplan interest expense	$28.2	$11.2	$17.1	153.1%	$(0.3)	155.3%
Less: floorplan assistance (1)	33.1	28.2	4.9	17.3%	—	17.4%
Net floorplan expense	$(4.8)	$(17.0)	$12.2		$(0.2)
(1) Floorplan assistance is included within Gross Profit — New vehicle retail sales above and Cost of Sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$3,947.4	$3,514.8	$432.6	12.3%	$(33.6)	13.3%
Used vehicle retail sales	2,654.4	2,815.5	(161.1)	(5.7)%	(32.6)	(4.6)%
Used vehicle wholesale sales	209.8	185.5	24.3	13.1%	(3.1)	14.8%
Total used	2,864.2	3,001.0	(136.8)	(4.6)%	(35.7)	(3.4)%
Parts and service sales	1,059.5	953.2	106.2	11.1%	(7.2)	11.9%
F&I, net	337.5	354.9	(17.4)	(4.9)%	(1.7)	(4.4)%
Total revenues	$8,208.5	$7,823.9	$384.6	4.9%	$(78.3)	5.9%
Gross profit:
New vehicle retail sales	$363.3	$401.4	$(38.1)	(9.5)%	$(2.9)	(8.8)%
Used vehicle retail sales	147.9	174.1	(26.2)	(15.0)%	(1.9)	(14.0)%
Used vehicle wholesale sales	2.8	3.6	(0.8)	(21.1)%	—	(21.4)%
Total used	150.7	177.7	(26.9)	(15.2)%	(1.8)	(14.1)%
Parts and service sales	573.8	524.7	49.1	9.4%	(4.2)	10.2%
F&I, net	337.5	354.9	(17.4)	(4.9)%	(1.7)	(4.4)%
Total gross profit	$1,425.3	$1,458.6	$(33.3)	(2.3)%	$(10.7)	(1.6)%
Gross margin:
New vehicle retail sales	9.2%	11.4%	(2.2)%
Used vehicle retail sales	5.6%	6.2%	(0.6)%
Used vehicle wholesale sales	1.3%	1.9%	(0.6)%
Total used	5.3%	5.9%	(0.7)%
Parts and service sales	54.2%	55.0%	(0.9)%
Total gross margin	17.4%	18.6%	(1.3)%
Units sold:
Retail new vehicles sold	80,022	73,425	6,597	9.0%
Retail used vehicles sold	88,008	90,747	(2,739)	(3.0)%
Wholesale used vehicles sold	19,835	18,069	1,766	9.8%
Total used	107,843	108,816	(973)	(0.9)%
Average sales price per unit sold:
New vehicle retail	$49,691	$47,869	$1,822	3.8%	$(57)	3.9%
Used vehicle retail	$30,161	$31,026	$(865)	(2.8)%	$(371)	(1.6)%
Gross profit per unit sold:
New vehicle retail sales	$4,540	$5,466	$(926)	(16.9)%	$(36)	(16.3)%
Used vehicle retail sales	$1,680	$1,918	$(238)	(12.4)%	$(21)	(11.3)%
Used vehicle wholesale sales	$143	$199	$(56)	(28.1)%	$1	(28.4)%
Total used	$1,398	$1,633	$(235)	(14.4)%	$(17)	(13.4)%
F&I PRU	$2,009	$2,162	$(153)	(7.1)%	$(10)	(6.6)%
Other:
SG&A expenses	$903.1	$878.7	$24.3	2.8%	$(7.6)	3.6%
SG&A as % gross profit	63.4%	60.2%	3.1%

Reported Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended June 30,
	2023	2022	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,915.5	$1,561.7	$353.8	22.7%
Used vehicle retail sales	1,139.9	1,197.6	(57.7)	(4.8)%
Used vehicle wholesale sales	79.8	59.1	20.6	34.9%
Total used	1,219.7	1,256.8	(37.1)	(3.0)%
Parts and service sales	491.2	445.6	45.7	10.2%
F&I, net	173.2	173.1	0.1	0.1%
Total revenues	$3,799.6	$3,437.2	$362.4	10.5%
Gross profit:
New vehicle retail sales	$170.7	$184.5	$(13.8)	(7.5)%
Used vehicle retail sales	62.0	73.7	(11.7)	(15.9)%
Used vehicle wholesale sales	1.2	1.9	(0.6)	(34.7)%
Total used	63.2	75.5	(12.3)	(16.3)%
Parts and service sales	262.6	243.1	19.4	8.0%
F&I, net	173.2	173.1	0.1	0.1%
Total gross profit	$669.7	$676.3	$(6.6)	(1.0)%
Gross margin:
New vehicle retail sales	8.9%	11.8%	(2.9)%
Used vehicle retail sales	5.4%	6.2%	(0.7)%
Used vehicle wholesale sales	1.5%	3.1%	(1.6)%
Total used	5.2%	6.0%	(0.8)%
Parts and service sales	53.5%	54.6%	(1.1)%
Total gross margin	17.6%	19.7%	(2.1)%
Units sold:
Retail new vehicles sold	36,695	31,627	5,068	16.0%
Retail used vehicles sold	36,306	38,523	(2,217)	(5.8)%
Wholesale used vehicles sold	7,436	6,059	1,377	22.7%
Total used	43,742	44,582	(840)	(1.9)%
Average sales price per unit sold:
New vehicle retail	$52,201	$49,380	$2,821	5.7%
Used vehicle retail	$31,397	$31,089	$308	1.0%
Gross profit per unit sold:
New vehicle retail sales	$4,651	$5,834	$(1,183)	(20.3)%
Used vehicle retail sales	$1,707	$1,913	$(205)	(10.7)%
Used vehicle wholesale sales	$163	$307	$(144)	(46.8)%
Total used	$1,445	$1,694	$(250)	(14.7)%
F&I PRU	$2,373	$2,468	$(95)	(3.8)%
Other:
SG&A expenses	$403.7	$393.6	$10.1	2.6%
SG&A as % gross profit	60.3%	58.2%	2.1%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended June 30,
	2023	2022	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,772.8	$1,517.8	$255.1	16.8%
Used vehicle retail sales	1,074.4	1,174.6	(100.3)	(8.5)%
Used vehicle wholesale sales	75.0	57.3	17.7	30.9%
Total used	1,149.3	1,231.9	(82.5)	(6.7)%
Parts and service sales	472.6	436.6	35.9	8.2%
F&I, net	164.5	169.0	(4.6)	(2.7)%
Total revenues	$3,559.2	$3,355.3	$203.9	6.1%
Gross profit:
New vehicle retail sales	$157.7	$179.4	$(21.7)	(12.1)%
Used vehicle retail sales	58.4	72.3	(13.9)	(19.3)%
Used vehicle wholesale sales	1.1	1.8	(0.7)	(38.7)%
Total used	59.5	74.1	(14.6)	(19.8)%
Parts and service sales	252.3	237.8	14.5	6.1%
F&I, net	164.5	169.0	(4.6)	(2.7)%
Total gross profit	$634.0	$660.4	$(26.4)	(4.0)%
Gross margin:
New vehicle retail sales	8.9%	11.8%	(2.9)%
Used vehicle retail sales	5.4%	6.2%	(0.7)%
Used vehicle wholesale sales	1.5%	3.2%	(1.7)%
Total used	5.2%	6.0%	(0.8)%
Parts and service sales	53.4%	54.5%	(1.1)%
Total gross margin	17.8%	19.7%	(1.9)%
Units sold:
Retail new vehicles sold	34,468	30,529	3,939	12.9%
Retail used vehicles sold	34,670	37,631	(2,961)	(7.9)%
Wholesale used vehicles sold	7,077	5,825	1,252	21.5%
Total used	41,747	43,456	(1,709)	(3.9)%
Average sales price per unit sold:
New vehicle retail	$51,434	$49,716	$1,718	3.5%
Used vehicle retail	$30,989	$31,215	$(226)	(0.7)%
Gross profit per unit sold:
New vehicle retail sales	$4,575	$5,876	$(1,301)	(22.1)%
Used vehicle retail sales	$1,683	$1,921	$(238)	(12.4)%
Used vehicle wholesale sales	$157	$312	$(154)	(49.5)%
Total used	$1,425	$1,706	$(281)	(16.5)%
F&I PRU	$2,379	$2,480	$(101)	(4.1)%
Other:
SG&A expenses	$389.8	$386.0	$3.8	1.0%
SG&A as % gross profit	61.5%	58.4%	3.0%

U.S. Region — Three Months Ended June 30, 2023 Compared to 2022
The following discussion of our U.S. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenues
Total revenues in the U.S. during the Current Quarter increased $362.4 million, or 10.5%, as compared to the Prior Year Quarter, primarily driven by higher same store revenues and the acquisition of stores.
Total same store revenues in the U.S. during the Current Quarter increased $203.9 million, or 6.1%, as compared to the Prior Year Quarter. This increase was primarily driven by higher revenues from new vehicle retail, parts and service and used vehicle wholesale sales, partially offset by lower used vehicle retail sales and F&I, net.
New and used vehicle retail revenues benefited from the sale of approximately 12,200 units from our online digital platform, AcceleRide®, during the Current Quarter, a 78.2% increase as compared to the Prior Year Quarter.
New vehicle retail same store revenues outperformed the Prior Year Quarter, driven by strong new vehicle retail pricing coupled with more units sold. New vehicle pricing has remained resilient from the prolonged shortage of new vehicle inventory, despite recent manufacturers’ production improvements. Certain manufacturer vehicle deliveries were higher in the Current Quarter and as a result, our inventory levels were higher than the Prior Year Quarter, providing for the increase in units sold. We ended the Current Quarter with a U.S. new vehicle inventory supply of 27 days, 16 days higher than the Prior Year Quarter, but below pre-COVID levels.
Used vehicle retail same store revenues underperformed the Prior Year Quarter, primarily driven by lower used vehicle retail sales prices coupled with fewer units sold, due to the ongoing new vehicle supply shortage impacting the supply of used vehicles, as well as impacts from inflation reducing the disposable income of our customers and rising interest rates increasing the monthly cost of financing vehicles. Used vehicle wholesale same store revenues increased primarily due to more wholesale units sold coupled with higher wholesale revenues per unit.
Parts and service same store revenues outperformed the Prior Year Quarter, primarily driven by increases across all business lines, reflecting increased business activity and increased same store technician headcount through our technician recruiting and retention efforts, providing greater capacity to meet increased demand. In addition to technician recruitment efforts, we have invested in improving the operations of our U.S. customer contact center, one-to-one marketing initiatives and by using artificial intelligence, making it easier for our customers to schedule appointments.
F&I, net same store revenues underperformed the Prior Year Quarter, primarily driven by lower penetration rates as a result of customers seeking alternative providers in this higher interest rate environment and tighter lending requirements requiring larger down payments. The underperformance was partially offset by higher same store new vehicle unit sales.
Gross Profit
Total gross profit in the U.S. during the Current Quarter decreased $6.6 million, or 1.0%, as compared to the Prior Year Quarter, primarily driven by lower same store results, partially offset by the acquisition of stores.
Total same store gross profit in the U.S. during the Current Quarter decreased $26.4 million, or 4.0%, as compared to the Prior Year Quarter, primarily driven by downward pressures on new and used vehicle margins and lower F&I PRU, partially offset by higher same store parts and service gross profit.
New vehicle retail same store gross profit underperformed the Prior Year Quarter, driven by a decrease in new vehicle retail same store gross profit per unit sold, partially offset by an increase in same store new vehicle retail units sold. The decrease in new vehicle retail same store gross profit per unit is due to modestly higher production and inventory levels of new vehicles for certain manufacturers as described above, compared to pre-COVID levels.
Used vehicle retail same store gross profit underperformed the Prior Year Quarter, driven by a decrease in used vehicle retail same store gross profit per unit sold, coupled with lower same store used vehicle retail units sold. These decreases were driven by the ongoing new vehicle supply shortage impacting the supply of used vehicles, as well as impacts from inflation reducing the disposable income of our customers and rising interest rates increasing the monthly cost of financing vehicles.
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
Total same store gross margin decreased 187 basis points, primarily driven by the reasons described above for same store gross profit per unit sold for new vehicle retail, used vehicle retail, used vehicle wholesale and F&I, net. In addition, same store parts and service gross margin declined slightly, largely due to increased labor costs.
SG&A Expenses
SG&A as a percentage of gross profit increased 209 basis points and 304 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter. The increase in SG&A as a percentage of gross profit on an as reported and same store basis was driven by the decline in reported and same store gross profit as well as higher expenses.
Total SG&A expenses in the U.S. during the Current Quarter increased $10.1 million, or 2.6%, as compared to the Prior Year Quarter, primarily driven by the acquisition of stores and higher same store SG&A expenses. Total same store SG&A expenses in the U.S. during the Current Quarter, increased $3.8 million, or 1.0%, as compared to the Prior Year Quarter, primarily driven by increased activity related to employee related costs, outside services and professional fees, loaner car related expenses, freight costs and advertising expenses compared to the Prior Year Quarter. In addition, the inflationary impacts described above contributed to the increase in same store SG&A expenses. These increases were partially offset by lower commission expenses and a favorable legal settlement.

Reported Operating Data — U.S.
(In millions, except unit data)

	Six Months Ended June 30,
	2023	2022	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$3,524.1	$2,994.9	$529.2	17.7%
Used vehicle retail sales	2,170.0	2,235.5	(65.5)	(2.9)%
Used vehicle wholesale sales	162.1	116.4	45.8	39.3%
Total used	2,332.1	2,351.9	(19.8)	(0.8)%
Parts and service sales	965.0	854.0	111.0	13.0%
F&I, net	320.8	327.9	(7.0)	(2.1)%
Total revenues	$7,142.0	$6,528.5	$613.5	9.4%
Gross profit:
New vehicle retail sales	$324.8	$357.8	$(33.0)	(9.2)%
Used vehicle retail sales	121.8	142.3	(20.6)	(14.5)%
Used vehicle wholesale sales	3.4	5.1	(1.7)	(32.4)%
Total used	125.2	147.4	(22.2)	(15.1)%
Parts and service sales	516.4	464.1	52.3	11.3%
F&I, net	320.8	327.9	(7.0)	(2.1)%
Total gross profit	$1,287.2	$1,297.2	$(10.0)	(0.8)%
Gross margin:
New vehicle retail sales	9.2%	11.9%	(2.7)%
Used vehicle retail sales	5.6%	6.4%	(0.8)%
Used vehicle wholesale sales	2.1%	4.4%	(2.3)%
Total used	5.4%	6.3%	(0.9)%
Parts and service sales	53.5%	54.3%	(0.8)%
Total gross margin	18.0%	19.9%	(1.8)%
Units sold:
Retail new vehicles sold	67,578	61,125	6,453	10.6%
Retail used vehicles sold	70,746	72,463	(1,717)	(2.4)%
Wholesale used vehicles sold	14,916	12,060	2,856	23.7%
Total used	85,662	84,523	1,139	1.3%
Average sales price per unit sold:
New vehicle retail	$52,148	$48,996	$3,153	6.4%
Used vehicle retail	$30,672	$30,850	$(178)	(0.6)%
Gross profit per unit sold:
New vehicle retail sales	$4,806	$5,854	$(1,048)	(17.9)%
Used vehicle retail sales	$1,721	$1,964	$(243)	(12.4)%
Used vehicle wholesale sales	$231	$423	$(192)	(45.3)%
Total used	$1,462	$1,744	$(283)	(16.2)%
F&I PRU	$2,320	$2,454	$(135)	(5.5)%
Other:
SG&A expenses	$792.4	$747.2	$45.2	6.0%
SG&A as % gross profit	61.6%	57.6%	4.0%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Six Months Ended June 30,
	2023	2022	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$3,288.3	$2,914.6	$373.6	12.8%
Used vehicle retail sales	2,042.0	2,189.3	(147.3)	(6.7)%
Used vehicle wholesale sales	149.1	112.9	36.2	32.1%
Total used	2,191.1	2,302.2	(111.1)	(4.8)%
Parts and service sales	925.8	837.4	88.4	10.6%
F&I, net	303.7	319.8	(16.1)	(5.0)%
Total revenues	$6,708.8	$6,374.0	$334.8	5.3%
Gross profit:
New vehicle retail sales	$301.6	$347.8	$(46.2)	(13.3)%
Used vehicle retail sales	115.5	139.3	(23.8)	(17.1)%
Used vehicle wholesale sales	3.4	5.1	(1.6)	(32.2)%
Total used	118.9	144.4	(25.5)	(17.6)%
Parts and service sales	493.9	454.1	39.8	8.8%
F&I, net	303.7	319.8	(16.1)	(5.0)%
Total gross profit	$1,218.2	$1,266.1	$(47.9)	(3.8)%
Gross margin:
New vehicle retail sales	9.2%	11.9%	(2.8)%
Used vehicle retail sales	5.7%	6.4%	(0.7)%
Used vehicle wholesale sales	2.3%	4.5%	(2.2)%
Total used	5.4%	6.3%	(0.8)%
Parts and service sales	53.4%	54.2%	(0.9)%
Total gross margin	18.2%	19.9%	(1.7)%
Units sold:
Retail new vehicles sold	63,570	59,051	4,519	7.7%
Retail used vehicles sold	67,187	70,676	(3,489)	(4.9)%
Wholesale used vehicles sold	13,991	11,576	2,415	20.9%
Total used	81,178	82,252	(1,074)	(1.3)%
Average sales price per unit sold:
New vehicle retail	$51,727	$49,358	$2,369	4.8%
Used vehicle retail	$30,393	$30,977	$(584)	(1.9)%
Gross profit per unit sold:
New vehicle retail sales	$4,745	$5,890	$(1,145)	(19.4)%
Used vehicle retail sales	$1,719	$1,972	$(252)	(12.8)%
Used vehicle wholesale sales	$245	$437	$(192)	(43.9)%
Total used	$1,465	$1,756	$(290)	(16.5)%
F&I PRU	$2,323	$2,465	$(142)	(5.8)%
Other:
SG&A expenses	$758.6	$747.6	$11.0	1.5%
SG&A as % gross profit	62.3%	59.0%	3.2%

U.S. Region — Six Months Ended June 30, 2023 Compared to 2022
The following discussion of our U.S. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenues
Total revenues in the U.S. during the Current Year increased $613.5 million, or 9.4%, as compared to the same period in 2022 (“Prior Year”), primarily driven by higher same store revenues and the acquisition of stores.
Total same store revenues in the U.S. during the Current Year increased $334.8 million, or 5.3%, as compared to the Prior Year. This increase was primarily driven by higher revenues from new vehicle retail, parts and service and used vehicle wholesale sales, partially offset by lower used vehicle retail sales and F&I, net.
New and used vehicle retail revenues benefited from the sale of approximately 24,800 units from our online digital platform, AcceleRide®, during the Current Year, a 95.9% increase as compared to the Prior Year.
New vehicle retail same store revenues outperformed the Prior Year, driven by strong new vehicle retail pricing coupled with more units sold. New vehicle pricing has remained resilient from the prolonged shortage of new vehicle inventory, despite recent manufacturers’ production improvements. While new vehicle inventory levels remain depressed compared to pre-COVID levels, certain manufacturer vehicle deliveries were higher in the Current Year and as a result, our inventory levels were higher than the Prior Year, providing for the increase in units sold.
Used vehicle retail same store revenues underperformed the Prior Year, primarily driven by fewer units sold, coupled with slightly lower pricing, due to the ongoing new vehicle supply shortage impacting the supply of used vehicles, as well as impacts from inflation reducing the disposable income of our customers and rising interest rates increasing the monthly cost of financing vehicles. Used vehicle wholesale same store revenues increased primarily due to more wholesale units sold coupled with higher wholesale revenues per unit.
Parts and service same store revenues outperformed the Prior Year, primarily driven by increases across all business lines, reflecting increased business activity and increased same store technician headcount through our technician recruiting and retention efforts, providing greater capacity to meet increased demand. In addition to technician recruitment efforts, we have invested in improving the operations of our U.S. customer contact center, one-to-one marketing initiatives and by using artificial intelligence, making it easier for our customers to schedule appointments.
F&I, net same store revenues underperformed the Prior Year, primarily driven by lower penetration rates as a result of customers seeking alternative providers in this higher interest rate environment and tighter lending requirements requiring larger down payments. The underperformance was partially offset by higher same store new vehicle unit sales.
Gross Profit
Total gross profit in the U.S. during the Current Year decreased $10.0 million, or 0.8%, as compared to the Prior Year, primarily driven by lower same store results, partially offset by the acquisition of stores.
Total same store gross profit in the U.S. during the Current Year decreased $47.9 million, or 3.8%, as compared to the Prior Year, primarily driven by downward pressures on new and used vehicle margins and lower F&I PRU, partially offset by higher same store parts and service gross profit.
New vehicle retail same store gross profit underperformed the Prior Year, driven by a decrease in new vehicle retail same store gross profit per unit sold, partially offset by an increase in same store new vehicle retail units sold. The decrease in new vehicle retail same store gross profit per unit is due to modestly higher production and inventory levels of new vehicles for certain manufacturers as described above.
Used vehicle retail same store gross profit underperformed the Prior Year, driven by a decrease in used vehicle retail same store gross profit per unit sold, coupled with lower same store used vehicle retail units sold. These decreases were driven by the ongoing new vehicle supply shortage impacting the supply of used vehicles, as well as impacts from inflation reducing the disposable income of our customers and rising interest rates increasing the monthly cost of financing vehicles.
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
F&I, net same store gross profit underperformed the Prior Year, as described above for F&I, net same store revenues.

Total same store gross margin decreased 171 basis points, primarily driven by the reasons described above for same store gross profit per unit sold for new vehicle retail, used vehicle retail, used vehicle wholesale and F&I, net. In addition, same store parts and service gross margin declined slightly, largely due to increased labor costs.
SG&A Expenses
SG&A as a percentage of gross profit increased 396 basis points and 323 basis points on an as reported and same store basis, respectively, compared to the Prior Year. The increase in SG&A as a percentage of gross profit on an as reported and same store basis was driven by the decline in reported and same store gross profit as well as higher expenses.
Total SG&A expenses in the U.S. during the Current Year increased $45.2 million, or 6.0%, as compared to the Prior Year, primarily driven by the acquisition of stores and higher same store SG&A expenses. Total same store SG&A expenses in the U.S. during the Current Year increased $11.0 million, or 1.5%, as compared to the Prior Year, primarily driven by increased activity related to employee related costs, outside services and professional fees, loaner car related expenses, advertising expenses, freight costs and facilities related expenses compared to the Prior Year. In addition, the inflationary impacts described above contributed to the increase in same store SG&A expenses. These increases were partially offset by lower commission expenses and a favorable legal settlement.

Reported Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended June 30,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$327.6	$289.5	$38.1	13.2%	$(1.3)	13.6%
Used vehicle retail sales	310.7	307.8	2.9	0.9%	(1.2)	1.3%
Used vehicle wholesale sales	32.7	36.7	(4.0)	(10.9)%	(0.1)	(10.7)%
Total used	343.4	344.5	(1.1)	(0.3)%	(1.3)	0.1%
Parts and service sales	70.8	57.1	13.7	24.0%	(0.2)	24.4%
F&I, net	17.1	17.1	—	(0.2)%	(0.1)	0.1%
Total revenues	$758.9	$708.2	$50.7	7.2%	$(2.8)	7.6%
Gross profit:
New vehicle retail sales	$30.8	$25.8	$5.0	19.6%	$0.1	19.3%
Used vehicle retail sales	16.8	15.8	1.0	6.2%	(0.1)	6.8%
Used vehicle wholesale sales	(0.4)	(1.1)	0.7	66.7%	—	66.9%
Total used	16.4	14.7	1.7	11.6%	(0.1)	12.3%
Parts and service sales	41.5	34.5	7.0	20.2%	(0.1)	20.5%
F&I, net	17.1	17.1	—	(0.2)%	(0.1)	0.1%
Total gross profit	$105.8	$92.1	$13.7	14.9%	$(0.2)	15.1%
Gross margin:
New vehicle retail sales	9.4%	8.9%	0.5%
Used vehicle retail sales	5.4%	5.1%	0.3%
Used vehicle wholesale sales	(1.1)%	(3.0)%	1.9%
Total used	4.8%	4.3%	0.5%
Parts and service sales	58.7%	60.5%	(1.9)%
Total gross margin	13.9%	13.0%	0.9%
Units sold:
Retail new vehicles sold	8,045	7,195	850	11.8%
Retail used vehicles sold	10,458	10,384	74	0.7%
Wholesale used vehicles sold	3,057	3,455	(398)	(11.5)%
Total used	13,515	13,839	(324)	(2.3)%
Average sales price per unit sold:
New vehicle retail	$42,416	$40,241	$2,176	5.4%	$(162)	5.8%
Used vehicle retail	$29,708	$29,640	$68	0.2%	$(113)	0.6%
Gross profit per unit sold:
New vehicle retail sales	$3,829	$3,580	$249	7.0%	$10	6.7%
Used vehicle retail sales	$1,604	$1,521	$82	5.4%	$(10)	6.1%
Used vehicle wholesale sales	$(119)	$(316)	$197	62.4%	$(1)	62.6%
Total used	$1,214	$1,063	$151	14.2%	$(8)	15.0%
F&I PRU	$923	$973	$(50)	(5.2)%	$(3)	(4.9)%
Other:
SG&A expenses	$76.1	$66.6	$9.6	14.4%	$(0.3)	14.9%
SG&A as % gross profit	71.9%	72.2%	(0.3)%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended June 30,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$320.2	$288.7	$31.5	10.9%	$(1.2)	11.3%
Used vehicle retail sales	302.8	305.9	(3.1)	(1.0)%	(1.1)	(0.6)%
Used vehicle wholesale sales	31.7	36.5	(4.8)	(13.2)%	(0.1)	(12.9)%
Total used	334.5	342.5	(7.9)	(2.3)%	(1.2)	(2.0)%
Parts and service sales	65.1	54.5	10.6	19.4%	(0.2)	19.8%
F&I, net	16.7	17.0	(0.3)	(1.8)%	(0.1)	(1.5)%
Total revenues	$736.5	$702.6	$33.9	4.8%	$(2.7)	5.2%
Gross profit:
New vehicle retail sales	$30.1	$25.7	$4.4	17.2%	$0.1	16.9%
Used vehicle retail sales	16.1	15.7	0.4	2.7%	(0.1)	3.4%
Used vehicle wholesale sales	(0.4)	(1.1)	0.7	66.2%	—	66.4%
Total used	15.7	14.6	1.1	7.8%	(0.1)	8.5%
Parts and service sales	39.0	33.3	5.6	16.9%	(0.1)	17.2%
F&I, net	16.7	17.0	(0.3)	(1.8)%	(0.1)	(1.5)%
Total gross profit	$101.5	$90.6	$10.9	12.0%	$(0.2)	12.2%
Gross margin:
New vehicle retail sales	9.4%	8.9%	0.5%
Used vehicle retail sales	5.3%	5.1%	0.2%
Used vehicle wholesale sales	(1.1)%	(2.9)%	1.8%
Total used	4.7%	4.3%	0.4%
Parts and service sales	59.9%	61.1%	(1.3)%
Total gross margin	13.8%	12.9%	0.9%
Units sold:
Retail new vehicles sold	7,875	7,162	713	10.0%
Retail used vehicles sold	10,161	10,286	(125)	(1.2)%
Wholesale used vehicles sold	2,988	3,425	(437)	(12.8)%
Total used	13,149	13,711	(562)	(4.1)%
Average sales price per unit sold:
New vehicle retail	$42,383	$40,305	$2,077	5.2%	$(163)	5.6%
Used vehicle retail	$29,798	$29,740	$58	0.2%	$(112)	0.6%
Gross profit per unit sold:
New vehicle retail sales	$3,821	$3,585	$236	6.6%	$10	6.3%
Used vehicle retail sales	$1,584	$1,523	$61	4.0%	$(10)	4.7%
Used vehicle wholesale sales	$(122)	$(314)	$192	61.2%	$(1)	61.5%
Total used	$1,196	$1,064	$132	12.4%	$(8)	13.2%
F&I PRU	$925	$974	$(49)	(5.0)%	$(3)	(4.7)%
Other:
SG&A expenses	$73.6	$65.0	$8.6	13.3%	$(0.3)	13.7%
SG&A as % gross profit	72.5%	71.7%	0.8%

U.K. Region — Three Months Ended June 30, 2023 Compared to 2022
The following discussion of our U.K. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.21 at June 30, 2022, to £1 to $1.27 at June 30, 2023, or an increase of 4.2%. Although the exchange rate has shown recent improvement, rate fluctuations during the period still negatively impact our U.K. results when translated from GBP to USD in the Current Quarter when compared to the Prior Year Quarter.
Revenues
Total revenues in the U.K. during the Current Quarter increased $50.7 million, or 7.2%, as compared to the Prior Year Quarter, driven by higher same store results and the acquisition of stores, partially offset by the negative impact of foreign currency exchange rates.
Total same store revenues in the U.K. during the Current Quarter increased $33.9 million, or 4.8%, as compared to the Prior Year Quarter. On a constant currency basis, total same store revenues increased 5.2%, driven primarily by outperformances of new vehicle retail same store revenues and parts and service same store revenues, partially offset by the underperformance of used vehicle same store revenues and F&I, net same store revenues.
New vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, primarily driven by more units sold, coupled with higher new vehicle retail pricing. The shortage of new vehicle inventory, compared to pre-COVID levels, despite recent manufacturers’ production improvements, drove strong pricing. Vehicle demand was and continues to be pent-up from past years due to Brexit and the COVID-19 pandemic. We ended the Current Quarter with a U.K. new vehicle inventory supply of 29 days, two days lower than the Prior Year Quarter.
Used vehicle retail same store revenues, on a constant currency basis, modestly underperformed the Prior Year Quarter, primarily driven by a decrease in units sold, along with retail sales prices remaining consistent with the Prior Year Quarter on a constant currency basis. Used vehicle retail same store units sold declined due to the ongoing new vehicle supply shortage impacting the supply of used vehicles compared to pre-COVID levels.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by increased business activity across all of our parts and service business lines. We have grown technician headcount and invested in improvements to our U.K. customer contact center, streamlining operations to make scheduling appointments easier for customers.
F&I, net same store revenues, on a constant currency basis, modestly underperformed the Prior Year Quarter, driven by a decline in income per contract and penetration rates for finance fees, partially offset by an increase in retail units sold.
Gross Profit
Total gross profit in the U.K. during the Current Quarter increased $13.7 million, or 14.9%, as compared to the Prior Year Quarter, primarily driven by higher same store results and the acquisition of stores, partially offset by the negative impact of foreign currency exchange rates.
Total same store gross profit in the U.K. during the Current Quarter increased $10.9 million, or 12.0%, as compared to the Prior Year Quarter. On a constant currency basis, total same store gross profit increased 12.2% driven by improvements in new vehicle retail, total used vehicle and parts and service sales, partially offset by the decline in F&I, net gross profit.
New vehicle retail same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, due to an increase in new vehicle retail units sold, coupled with an increase in new vehicle retail same store gross profit per unit sold from increased prices as described above.
Used vehicle retail same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, due to an increase in used vehicle retail same store gross profit per unit sold, partially offset by a decrease in used vehicle retail units sold. Used vehicle retail same store units sold declined due to the ongoing new vehicle supply shortage impacting the supply of used vehicles compared to pre-COVID levels.
Parts and service same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, driven by increases in parts and service same store revenues, as discussed above.
F&I, net same store gross profit, on a constant currency basis, underperformed the Prior Year Quarter as described above in F&I, net same store revenues.

Total same store gross margin in the U.K. increased 88 basis points, driven by improvements in new vehicle retail gross margin due to higher prices from increased customer demand and vehicle supply constraints, described above. The increase was also driven by improvements in used vehicle retail gross margin resulting from the ongoing new vehicle supply shortage impacting the supply of used vehicles.
SG&A Expenses
SG&A as a percentage of gross profit decreased by 30 basis points and increased by 81 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.K. during the Current Quarter increased $9.6 million, or 14.4%, as compared to the Prior Year Quarter, primarily driven by increases in same store SG&A and the acquisition of stores. Total same store SG&A expenses in the U.K. during the Current Quarter increased $8.6 million, or 13.3%, as compared to the Prior Year Quarter. On a constant currency basis, total same store SG&A expenses increased 13.7%. These increases were primarily driven by increased activity related to employee benefits and wages, commissions and facilities related expenses compared to the Prior Year Quarter.

Reported Operating Data — U.K.
(In millions, except unit data)

	Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$674.8	$601.6	$73.2	12.2%	$(34.4)	17.9%
Used vehicle retail sales	629.5	629.8	(0.3)	—%	(33.5)	5.3%
Used vehicle wholesale sales	62.3	72.9	(10.6)	(14.6)%	(3.2)	(10.2)%
Total used	691.8	702.7	(10.9)	(1.6)%	(36.7)	3.7%
Parts and service sales	145.3	121.5	23.8	19.6%	(7.9)	26.1%
F&I, net	34.6	35.4	(0.8)	(2.2)%	(1.8)	2.8%
Total revenues	$1,546.5	$1,461.2	$85.3	5.8%	$(80.8)	11.4%
Gross profit:
New vehicle retail sales	$63.4	$53.7	$9.7	18.1%	$(2.9)	23.6%
Used vehicle retail sales	33.7	35.0	(1.3)	(3.6)%	(1.9)	1.9%
Used vehicle wholesale sales	(0.6)	(1.5)	0.9	61.1%	—	60.3%
Total used	33.1	33.5	(0.3)	(1.0)%	(1.9)	4.8%
Parts and service sales	85.1	73.4	11.7	15.9%	(4.5)	22.1%
F&I, net	34.6	35.4	(0.8)	(2.2)%	(1.8)	2.8%
Total gross profit	$216.2	$195.9	$20.3	10.3%	$(11.2)	16.1%
Gross margin:
New vehicle retail sales	9.4%	8.9%	0.5%
Used vehicle retail sales	5.4%	5.6%	(0.2)%
Used vehicle wholesale sales	(0.9)%	(2.1)%	1.1%
Total used	4.8%	4.8%	—%
Parts and service sales	58.5%	60.4%	(1.9)%
Total gross margin	14.0%	13.4%	0.6%
Units sold:
Retail new vehicles sold	16,811	14,430	2,381	16.5%
Retail used vehicles sold	21,455	20,250	1,205	6.0%
Wholesale used vehicles sold	5,951	6,553	(602)	(9.2)%
Total used	27,406	26,803	603	2.2%
Average sales price per unit sold:
New vehicle retail	$41,566	$41,689	$(123)	(0.3)%	$(2,119)	4.8%
Used vehicle retail	$29,341	$31,101	$(1,760)	(5.7)%	$(1,564)	(0.6)%
Gross profit per unit sold:
New vehicle retail sales	$3,772	$3,721	$51	1.4%	$(175)	6.1%
Used vehicle retail sales	$1,572	$1,727	$(155)	(9.0)%	$(90)	(3.8)%
Used vehicle wholesale sales	$(99)	$(230)	$132	57.2%	$2	56.3%
Total used	$1,209	$1,249	$(39)	(3.2)%	$(70)	2.4%
F&I PRU	$904	$1,020	$(116)	(11.4)%	$(46)	(6.8)%
Other:
SG&A expenses	$150.3	$131.4	$18.9	14.4%	$(7.9)	20.3%
SG&A as % gross profit	69.5%	67.1%	2.4%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$659.1	$600.1	$59.0	9.8%	$(33.6)	15.4%
Used vehicle retail sales	612.4	626.2	(13.8)	(2.2)%	(32.6)	3.0%
Used vehicle wholesale sales	60.7	72.6	(11.9)	(16.4)%	(3.1)	(12.1)%
Total used	673.2	698.8	(25.7)	(3.7)%	(35.7)	1.4%
Parts and service sales	133.7	115.9	17.8	15.4%	(7.2)	21.7%
F&I, net	33.8	35.1	(1.3)	(3.8)%	(1.7)	1.1%
Total revenues	$1,499.8	$1,449.9	$49.8	3.4%	$(78.3)	8.8%
Gross profit:
New vehicle retail sales	$61.7	$53.6	$8.1	15.1%	$(2.9)	20.5%
Used vehicle retail sales	32.4	34.7	(2.4)	(6.8)%	(1.9)	(1.4)%
Used vehicle wholesale sales	(0.6)	(1.5)	0.9	59.3%	—	58.4%
Total used	31.8	33.3	(1.5)	(4.4)%	(1.8)	1.1%
Parts and service sales	79.9	70.6	9.3	13.1%	(4.2)	19.1%
F&I, net	33.8	35.1	(1.3)	(3.8)%	(1.7)	1.1%
Total gross profit	$207.1	$192.5	$14.6	7.6%	$(10.7)	13.1%
Gross margin:
New vehicle retail sales	9.4%	8.9%	0.4%
Used vehicle retail sales	5.3%	5.5%	(0.3)%
Used vehicle wholesale sales	(1.0)%	(2.0)%	1.0%
Total used	4.7%	4.8%	—%
Parts and service sales	59.7%	60.9%	(1.2)%
Total gross margin	13.8%	13.3%	0.5%
Units sold:
Retail new vehicles sold	16,452	14,374	2,078	14.5%
Retail used vehicles sold	20,821	20,071	750	3.7%
Wholesale used vehicles sold	5,844	6,493	(649)	(10.0)%
Total used	26,665	26,564	101	0.4%
Average sales price per unit sold:
New vehicle retail	$41,517	$41,751	$(234)	(0.6)%	$(2,117)	4.5%
Used vehicle retail	$29,413	$31,199	$(1,786)	(5.7)%	$(1,566)	(0.7)%
Gross profit per unit sold:
New vehicle retail sales	$3,748	$3,727	$21	0.6%	$(174)	5.2%
Used vehicle retail sales	$1,555	$1,730	$(175)	(10.1)%	$(89)	(5.0)%
Used vehicle wholesale sales	$(103)	$(227)	$124	54.8%	$2	53.8%
Total used	$1,192	$1,252	$(60)	(4.8)%	$(69)	0.7%
F&I PRU	$907	$1,020	$(113)	(11.1)%	$(46)	(6.5)%
Other:
SG&A expenses	$144.4	$131.2	$13.3	10.1%	$(7.6)	15.9%
SG&A as % gross profit	69.7%	68.1%	1.6%

U.K. Region — Six Months Ended June 30, 2023 Compared to 2022
The following discussion of our U.K. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.21 at June 30, 2022, to £1 to $1.27 at June 30, 2023, or an increase of 4.2%. Although the exchange rate has shown recent improvement, rate fluctuations during the period still negatively impact our U.K. results when translated from GBP to USD in the Current Year when compared to the Prior Year.
Revenues
Total revenues in the U.K. during the Current Year increased $85.3 million, or 5.8%, as compared to the Prior Year, driven by higher same store results and the acquisition of stores, partially offset by the negative impact of foreign currency exchange rates.
Total same store revenues in the U.K. during the Current Year increased $49.8 million, or 3.4%, as compared to the Prior Year. On a constant currency basis, total same store revenues increased 8.8%, primarily driven by outperformances across all same store revenue streams except used vehicle wholesale.
New vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, primarily driven by more units sold, coupled with improved new vehicle retail pricing. The shortage of new vehicle inventory, compared to pre-COVID levels, despite recent manufacturers’ production improvements, continued to drive strong pricing. Vehicle demand was and continues to be pent-up from past years due to Brexit and the COVID-19 pandemic. We ended the Current Quarter with a U.K. new vehicle inventory supply of 29 days, two days lower than the Prior Year.
Used vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year, primarily driven by an increase in units sold, partially offset by lower retail sales prices on a constant currency basis. Used vehicle retail sales were negatively affected by inflationary impacts reducing the disposable income of our customers and rising interest rates increasing the monthly cost of financing vehicles, coupled with the ongoing new vehicle supply shortage impacting the supply of used vehicles compared to pre-COVID levels.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year, driven by increased business activity across all of our parts and service business lines. We have grown technician headcount and invested in improvements to our U.K. customer contact center, streamlining operations to make scheduling appointments easier for customers.
F&I, net same store revenues, on a constant currency basis, outperformed the Prior Year, driven by an increase in retail units sold, partially offset by a decline in income per contract and penetration rates for finance fees.
Gross Profit
Total gross profit in the U.K. during the Current Year increased $20.3 million, or 10.3%, as compared to the Prior Year, primarily driven by higher same store results and the acquisition of stores, partially offset by the negative impact of foreign currency exchange rates.
Total same store gross profit in the U.K. during the Current Year increased $14.6 million, or 7.6%, as compared to the Prior Year. On a constant currency basis, total same store gross profit increased 13.1%, driven by improvements in new vehicle retail sales, parts and service sales and F&I, net, partially offset by downward pressures on used vehicle retail margin.
New vehicle retail same store gross profit, on a constant currency basis, outperformed the Prior Year, due to an increase in new vehicle retail units sold, coupled with an increase in new vehicle retail same store gross profit per unit sold from increased prices as described above.
Used vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year, due to a decrease in used vehicle retail same store gross profit per unit sold, partially offset by an increase in used vehicle retail units sold. This decrease was caused by declines in same store retail used vehicle sales prices outpacing the decline in used vehicle cost of sales. Used vehicle retail sales were negatively affected by inflationary impacts, as discussed above in used vehicle retail same store revenues.
Parts and service same store gross profit, on a constant currency basis, outperformed the Prior Year, driven by increases in parts and service same store revenues, as discussed above.
F&I, net same store gross profit, on a constant currency basis, outperformed the Prior Year as described above in F&I, net same store revenues.

Total same store gross margin in the U.K. increased 53 basis points, driven by improvements in new vehicle retail gross margin due to higher prices from increased customer demand and vehicle supply constraints, described above. The increase was partially offset by a decrease in same store used vehicle retail gross margin, resulting from inflationary impacts reducing the disposable income of our customers and rising interest rates increasing the monthly cost of financing vehicles as well as the ongoing new vehicle supply shortage, and a decrease in parts and service same store margins due to increased labor costs.
SG&A Expenses
SG&A as a percentage of gross profit increased 244 and 163 basis points on an as reported and same store basis, respectively, compared to the Prior Year.
Total SG&A expenses in the U.K. during the Current Year increased $18.9 million, or 14.4%, as compared to the Prior Year, primarily driven by increases in same store SG&A and the acquisition of stores. Total same store SG&A expenses in the U.K. during the Current Year increased $13.3 million, or 10.1%, as compared to the Prior Year. On a constant currency basis, total same store SG&A expenses increased 15.9%. These increases were primarily driven by increased activity related to employee benefits and wages, demo and vehicle related expenses, commissions and facilities related expenses compared to the Prior Year. In addition, the inflationary impacts described above contributed to the increase in same store SG&A expenses.
Consolidated Selected Comparisons — Six Months Ended June 30, 2023 Compared to 2022
The following table (in millions) and discussion of our results of operations are on a consolidated basis, unless otherwise noted.

	Three Months Ended June 30,
	2023	2022	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$23.1	$23.0	$0.1	0.6%
Floorplan interest expense	$15.6	$5.9	$9.7	165.3%
Other interest expense, net	$25.9	$18.5	$7.4	40.2%
Provision for income taxes	$57.6	$60.8	$(3.2)	(5.3)%

	Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$45.5	$44.2	$1.4	3.1%
Floorplan interest expense	$28.2	$11.2	$17.1	153.1%
Other interest expense, net	$45.6	$35.9	$9.7	27.0%
Provision for income taxes	$105.2	$122.0	$(16.8)	(13.8)%
Depreciation and Amortization Expense
Depreciation and amortization expense for the Current Quarter and Current Year was higher compared to the Prior Year Quarter and Prior Year, primarily driven by acquired property and equipment in our U.S. region, as we continue to strategically add dealership related real estate and facilities to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and the overall customer experience.
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
Total floorplan interest expense during the Current Quarter, increased $9.7 million, or 165.3%, as compared to the Prior Year Quarter. For the Current Year, floorplan interest expense increased $17.1 million, or 153.1%, as compared to the Prior Year. The increase in floorplan interest expense during the Current Quarter and Current Year was driven primarily by an increase in inventories due to improvements in manufacturer inventory as well as acquisitions, partially offset by realized gains on our interest rate swap portfolio due to increases in corresponding interest rates.
Refer to Note 7. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements for additional discussion of interest rate swaps.

Other Interest Expense, Net
Other interest expense, net consists of interest charges primarily on our 4.00% Senior Notes, real estate related debt and other debt, partially offset by interest income.
Other interest expense, net during the Current Quarter, increased $7.4 million, or 40.2%, as compared to the Prior Year Quarter. For the Current Year, other interest expense, net, increased $9.7 million, or 27.0%, as compared to the Prior Year. The increase in other interest expense, net during the Current Quarter and Current Year was primarily attributable to the additional increase in borrowings used to acquire property in our U.S. region. The increase in the Current Year was partially offset by the gain on the de-designation of the mortgage interest rate swap of $4.0 million. Refer to Note 9. Debt within our Notes to Condensed Consolidated Financial Statements for additional discussion of our debt. Refer to Note 7. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements for additional discussion of the de-designation of the mortgage interest rate swap.
Provision for Income Taxes
Provision for income taxes of $57.6 million during the Current Quarter decreased by $3.2 million, or 5.3%, as compared to the Prior Year Quarter. For the Current Year, our provision for income taxes of $105.2 million decreased by $16.8 million, or 13.8%, as compared to the Prior Year. The tax expense decrease in the Current Quarter and Current Year, as compared to the Prior Year, was primarily due to lower pre-tax book income. Our Current Quarter effective tax rate of 25.3% was higher than our Prior Year Quarter effective tax rate of 23.4%. The tax rate increase was primarily due to taxable gains from asset dispositions in the Current Quarter compared to the Prior Year Quarter and the U.K. tax rate increase.
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
Available Liquidity Resources
We had the following sources of liquidity available (in millions):

June 30, 2023
Cash and cash equivalents	$22.8
Floorplan offset accounts	267.7
Available capacity under Acquisition Line	337.8
Total liquidity	$628.3
Cash Flows
We arrange our new and used vehicle inventory floorplan financing through lenders affiliated with our vehicle manufacturers and our Revolving Credit Facility. In accordance with U.S. GAAP, we report floorplan financed with lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) within Cash Flows from Operating Activities in the Condensed Consolidated Statements of Cash Flows. We report floorplan financed with the Revolving Credit Facility (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. unaffiliated with our manufacturer partners, within Cash Flows from Financing Activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 10. Floorplan Notes Payable within our Notes to Condensed Consolidated Financial Statements for additional discussion of our Revolving Credit Facility.
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

The following table reconciles cash flows on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Six Months Ended June 30,
	2023	2022	% Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$239.0	$360.2	(33.6)%
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisitions and dispositions	143.4	94.1
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	4.3	2.2
Adjusted net cash provided by operating activities	$386.7	$456.5	(15.3)%
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$(369.1)	$(295.6)	(24.9)%
Change in cash paid for acquisitions, associated with Floorplan notes payable	64.9	2.4
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(20.7)	(3.2)
Adjusted net cash used in investing activities	$(324.9)	$(296.4)	(9.6)%
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities:	$103.0	$(43.9)	334.6%
Change in Floorplan notes payable, excluding floorplan offset	(191.9)	(95.6)
Adjusted net cash used in financing activities	$(88.9)	$(139.4)	36.2%
Sources and Uses of Liquidity from Operating Activities — Six Months Ended June 30, 2023 Compared to 2022
For the Current Year, net cash provided by operating activities decreased by $121.2 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash provided by operating activities decreased by $69.9 million. The decrease on an adjusted basis was primarily driven by a $200.4 million increase in inventory levels and a $69.9 million decrease in net income, partially offset by a $148.9 million increase in floorplan notes payable - manufacturer affiliates.
Sources and Uses of Liquidity from Investing Activities — Six Months Ended June 30, 2023 Compared to 2022
For the Current Year, net cash used in investing activities decreased by $73.5 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in investing activities increased by $28.5 million, primarily driven by a $32.9 million decrease in proceeds from disposition of franchises and property and equipment and a $23.7 million increase in purchases of property and equipment, including real estate, partially offset by a $17.2 million decrease in acquisition activity.
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
For the Current Year, $86.7 million was used to purchase property and equipment.
Sources and Uses of Liquidity from Financing Activities — Six Months Ended June 30, 2023 Compared to 2022
For the Current Year, net cash provided by financing activities increased by $146.9 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in financing activities decreased by $50.4 million. The decrease in net cash used in financing activities on an adjusted basis was primarily driven by decreases in net repayments on the acquisition line of $225.1 million and decreases in share repurchases of $188.1 million, partially offset by decreases in net borrowings on our Floorplan lines of $302.6 million (representing the net cash activity in our floorplan offset account) and decreases in net borrowings of other debt of $62.8 million.

Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of June 30, 2023 (in millions):

	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,200.0	$779.7	$420.3
Acquisition Line (2)	800.0	462.2	337.8
Total revolving credit facility	2,000.0	1,241.9	758.1
FMCC Facility (3)	300.0	67.5	232.5
Total U.S. credit facilities (4)	$2,300.0	$1,309.3	$990.7
(1) The available balance at June 30, 2023, includes $250.0 million of immediately available funds. The remaining available balance can be used for vehicle inventory financing.
(2) The outstanding balance of $462.2 million is related to outstanding letters of credit of $12.2 million and $450.0 million in borrowings. The borrowings outstanding under the Acquisition Line included $450.0 million USD borrowings. The available borrowings may be limited from time to time, based on certain debt covenants.
(3) The available balance at June 30, 2023, includes $17.7 million of immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4) The outstanding balance excludes $313.3 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
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
As of June 30, 2023, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of June 30, 2023
	Required	Actual
Total adjusted leverage ratio	< 5.75	2.11
Fixed charge coverage ratio	> 1.20	4.97
Based on our position as of June 30, 2023, and our outlook as discussed within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 9. Debt and Note 10. Floorplan Notes Payable in our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of June 30, 2023.

Share Repurchases and Dividends
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock up to a certain monetary limit. During the six months ended June 30, 2023, 322,181 shares were repurchased at an average price of $204.85 per share, for a total of $66.0 million, excluding excise taxes of $0.5 million. As of June 30, 2023, we had $96.9 million available under our current stock repurchase authorization.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2023, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, during the six months ended June 30, 2023, there were no changes to the Risk Factors disclosed in Item 1A. Risk Factors of our 2022 Form 10-K.
Recent negative developments affecting the financial services industry, such as insolvency, defaults, or non-performance by financial institutions, could adversely affect our access to capital, liquidity, financial condition and results of operations.
During the Current Year, closures of SVB, Signature Bank and First Republic Bank and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk concerns. The FDIC, the U.S. Federal Reserve and the U.S. Department of the Treasury jointly announced that depositors at SVB, Signature Bank and First Republic Bank would have access to their funds, even those in excess of the standard FDIC insurance limits.
Although we are not a party to any transactions with SVB, Signature Bank, First Republic Bank or any other financial institution currently in receivership, we maintain cash and floorplan offset balances at banks and third-party financial institutions in excess of FDIC insurance limits. If any of our lenders or counterparties to any of our financial instruments were to be placed into receivership or become insolvent, our ability to access our capital and liquidity and process transactions could be impaired and could have a material adverse effect on our business, operations and financial condition. In addition, if any of our suppliers, customers or other parties with whom we conduct business are unable to access funds or lending arrangements with relevant financial institutions, such parties’ ability to pay their obligations to us or to enter into new arrangements with us could be adversely affected. In the event of any future closure of other banks or financial institutions, there is no guarantee that the FDIC, the U.S. Federal Reserve and the U.S. Department of the Treasury will provide access, on a timely basis or at all, to uninsured funds. Finally, one financial institution that participated in our Revolving Credit Facility announced plans to terminate its auto floorplan lending during the first quarter of 2023. Although this lender’s capacity has been replaced by an existing lender within our Revolving Credit Facility, we cannot predict the effects of future disruptions in the financial services industry on our financial condition and operations, nor that of our suppliers, vendors or customers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the Current Quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1, 2023 — April 30, 2023	—	$—	—	$128.5
May 1, 2023 — May 31, 2023	130,956	$221.36	130,956	$99.5
June 1, 2023 — June 30, 2023	10,243	$223.58	10,243	$96.9
Total	141,199		141,199
(1) Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. On November 16, 2022, our Board of Directors increased the share repurchase authorization by $161.0 million to $200.0 million. Our share repurchase authorization does not have an expiration date and is reduced by the amount of excise taxes incurred.
Future share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, changes in laws and regulations, current economic environment and other factors considered relevant. As of June 30, 2023, we had $96.9 million available under our current share repurchase authorization. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on share repurchases and authorization.
Item 5. Other Information
Effective on May 18, 2023, the Company amended its certificate of incorporation to, among other things, (1) eliminate personal liability of officers of the Company for monetary damages for breach of fiduciary duty as an officer of the Company, and (2) allow stockholders to remove directors of the Company with or without cause by majority vote of the stockholders. The Company also incorporated certain ministerial, clarifying and conforming changes to the certificate of incorporation. The amendments were approved at the Company’s 2023 Annual Meeting of Shareholders.
The foregoing summary of the amendments to the Company’s certificate of incorporation does not purport to be complete and is qualified in its entirety by reference to the complete text of the Third Amended and Restated Certificate of Incorporation, a copy of which is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits
The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.
EXHIBIT INDEX

Exhibit Number		Description

2.1#		Purchase Agreement, dated as of September 12, 2021, by and among Group 1 Automotive, Inc., GPB Portfolio Automotive, LLC, Capstone Automotive Group, LLC, Capstone Automotive Group II, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC and Prime Real Estate Holdings, LLC (incorporated by reference to Exhibit 2.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2021)
2.2		Share Purchase Agreement, dated November 12, 2021, by and between Group 1 Automotive, Inc., Buyer and UAB as intervening party (English translation) (incorporated by reference to Exhibit 2.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 15, 2021)
3.1*	—	Third Amended and Restated Certificate of Incorporation of Group 1 Automotive, Inc. effective May 18, 2023
3.2	—	Fourth Amended and Restated Bylaws of Group 1 Automotive, Inc. effective February 15, 2023 (incorporated by reference to Exhibit 3.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on July 28, 2023)
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in exhibit 101)

*	Filed or furnished herewith
#	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

Date:	July 28, 2023	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer