Form 10-Q
period 2023-09-30
GROUP 1 AUTOMOTIVE INC
filed 2023-10-27
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of October 24, 2023, the registrant had 13,822,743 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52.9	$47.9
Contracts-in-transit and vehicle receivables, net	299.7	278.5
Accounts and notes receivable, net	223.5	199.2
Inventories	1,722.3	1,356.6
Prepaid expenses	24.6	30.5
Other current assets	15.4	19.1
Current assets classified as held for sale	36.5	53.6
TOTAL CURRENT ASSETS	2,375.1	1,985.3
Property and equipment, net of accumulated depreciation of $579.5 and $554.4, respectively	2,224.9	2,128.2
Operating lease assets	226.7	249.1
Goodwill	1,695.9	1,661.8
Intangible franchise rights	719.8	516.3
Other long-term assets	197.2	176.8
TOTAL ASSETS	$7,439.6	$6,717.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $191.7 and $140.2, respectively	$889.0	$762.1
Floorplan notes payable — manufacturer affiliates, net of offset account of $19.0 and $13.4, respectively	353.3	243.1
Current maturities of long-term debt	75.7	130.3
Current operating lease liabilities	21.4	21.8
Accounts payable	533.4	488.0
Accrued expenses and other current liabilities	301.8	271.5
Current liabilities classified as held for sale	—	4.8
TOTAL CURRENT LIABILITIES	2,174.6	1,921.4
Long-term debt	2,042.5	1,952.2
Long-term operating lease liabilities	218.5	238.4
Deferred income taxes	254.9	238.1
Other long-term liabilities	137.7	129.8
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,149,866 and 25,232,620 shares issued, respectively	0.3	0.3
Additional paid-in capital	345.8	338.7
Retained earnings	3,547.2	3,073.6
Accumulated other comprehensive income	31.6	22.5
Treasury stock, at cost; 11,326,664 and 10,940,298 shares, respectively	(1,313.5)	(1,197.5)
TOTAL STOCKHOLDERS’ EQUITY	2,611.4	2,237.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,439.6	$6,717.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
New vehicle retail sales	$2,264.5	$1,883.3	$6,463.4	$5,479.8
Used vehicle retail sales	1,559.6	1,488.6	4,359.0	4,353.9
Used vehicle wholesale sales	114.7	89.6	339.2	278.9
Parts and service sales	566.9	515.6	1,677.3	1,491.1
Finance, insurance and other, net	199.4	186.3	554.8	549.5
Total revenues	4,705.1	4,163.4	13,393.7	12,153.1
COST OF SALES:
New vehicle retail sales	2,070.2	1,676.7	5,880.9	4,861.6
Used vehicle retail sales	1,478.2	1,412.6	4,122.2	4,100.6
Used vehicle wholesale sales	117.1	91.1	338.6	276.8
Parts and service sales	253.4	230.5	762.3	668.5
Total cost of sales	3,918.9	3,410.8	11,104.0	9,907.4
GROSS PROFIT	786.2	752.6	2,289.7	2,245.8
Selling, general and administrative expenses	496.7	450.9	1,439.4	1,329.6
Depreciation and amortization expense	23.1	21.8	68.6	65.9
Asset impairments	4.8	—	7.7	0.8
INCOME FROM OPERATIONS	261.6	279.9	773.9	849.4
Floorplan interest expense	16.5	6.5	44.7	17.7
Other interest expense, net	26.5	19.6	72.1	55.5
Other (income) expense, net	(1.9)	(3.4)	2.3	(3.4)
INCOME BEFORE INCOME TAXES	220.5	257.2	654.8	779.6
Provision for income taxes	56.4	60.2	161.6	182.1
Net income from continuing operations	164.1	197.1	493.2	597.5
Net loss from discontinued operations	(0.2)	(1.3)	(0.3)	(2.9)
NET INCOME	$163.9	$195.7	$492.9	$594.6
BASIC EARNINGS PER SHARE:
Continuing operations	$11.72	$12.61	$34.93	$36.55
Discontinued operations	(0.02)	(0.09)	(0.02)	(0.18)
Total	$11.70	$12.53	$34.91	$36.38
DILUTED EARNINGS PER SHARE:
Continuing operations	$11.67	$12.57	$34.81	$36.43
Discontinued operations	(0.02)	(0.09)	(0.02)	(0.18)
Total	$11.65	$12.48	$34.79	$36.25
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13.7	15.2	13.8	15.9
Diluted	13.7	15.2	13.8	15.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME	$163.9	$195.7	$492.9	$594.6
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	(17.5)	(31.2)	3.5	(59.3)
Reclassification of cumulative foreign currency translation adjustments associated with the Brazil Disposal	—	122.8	—	122.8
Reclassification of other cumulative foreign currency translation adjustments	—	1.5	—	1.5
Foreign currency translation adjustments, net of reclassifications	(17.5)	93.1	3.5	65.1
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain arising during the period, net of tax provision of $(4.7), $(9.8), $(8.5) and $(26.1), respectively	15.1	31.9	27.3	84.8
Reclassification adjustment for (gain) loss included in interest expense, net of tax (provision) benefit of $(2.1), $(0.4), $(5.8) and $0.5, respectively	(6.7)	(1.4)	(18.6)	1.6
Reclassification related to de-designated interest rate swaps, net of tax provision of $—, $—, $(1.0) and $—, respectively	—	—	(3.1)	—
Unrealized gain on interest rate risk management activities, net of tax	8.5	30.4	5.6	86.4
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(9.0)	123.5	9.1	151.5
COMPREHENSIVE INCOME	$154.9	$319.3	$502.0	$746.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, JUNE 30, 2023	25,164,166	$0.3	$339.8	$3,389.7	$40.6	$(1,251.5)	$2,518.9
Net income	—	—	—	163.9	—	—	163.9
Other comprehensive loss, net of taxes	—	—	—	—	(9.0)	—	(9.0)
Purchases of treasury stock, including excise tax	—	—	—	—	—	(65.2)	(65.2)
Net issuance of treasury shares to stock compensation plans	(14,300)	—	1.0	—	—	3.2	4.2
Stock-based compensation	—	—	5.0	—	—	—	5.0
Dividends declared ($0.45 per share)	—	—	—	(6.4)	—	—	(6.4)
BALANCE, SEPTEMBER 30, 2023	25,149,866	$0.3	$345.8	$3,547.2	$31.6	$(1,313.5)	$2,611.4

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2022	25,232,620	$0.3	$338.7	$3,073.6	$22.5	$(1,197.5)	$2,237.5
Net income	—	—	—	492.9	—	—	492.9
Other comprehensive income, net of taxes	—	—	—	—	9.1	—	9.1
Purchases of treasury stock, including excise tax	—	—	—	—	—	(131.6)	(131.6)
Net issuance of treasury shares to stock compensation plans	(82,754)	—	(8.4)	—	—	15.6	7.2
Stock-based compensation	—	—	15.5	—	—	—	15.5
Dividends declared ($1.35 per share)	—	—	—	(19.2)	—	—	(19.2)
BALANCE, SEPTEMBER 30, 2023	25,149,866	$0.3	$345.8	$3,547.2	$31.6	$(1,313.5)	$2,611.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, JUNE 30, 2022	25,258,744	$0.3	$331.8	$2,732.5	$(128.3)	$(931.8)	$2,004.5
Net income	—	—	—	195.7	—	—	195.7
Other comprehensive income, net of taxes	—	—	—	—	123.5	—	123.5
Purchases of treasury stock	—	—	—	—	—	(105.4)	(105.4)
Net issuance of treasury shares to stock compensation plans	(19,237)	—	(1.2)	—	—	(3.3)	(4.5)
Stock-based compensation	—	—	6.2	—	—	—	6.2
Dividends declared ($0.38 per share)	—	—	—	(6.0)	—	—	(6.0)
BALANCE, SEPTEMBER 30, 2022	25,239,507	$0.3	$336.8	$2,922.3	$(4.7)	$(1,040.5)	$2,214.1

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2021	25,336,054	$0.3	$325.8	$2,345.9	$(156.2)	$(690.4)	$1,825.2
Net income	—	—	—	594.6	—	—	594.6
Other comprehensive income, net of taxes	—	—	—	—	151.5	—	151.5
Purchases of treasury stock	—	—	—	—	—	(359.5)	(359.5)
Net issuance of treasury shares to stock compensation plans	(96,547)	—	(10.2)	—	—	9.4	(0.8)
Stock-based compensation	—	—	21.2	—	—	—	21.2
Dividends declared ($1.11 per share)	—	—	—	(18.2)	—	—	(18.2)
BALANCE, SEPTEMBER 30, 2022	25,239,507	$0.3	$336.8	$2,922.3	$(4.7)	$(1,040.5)	$2,214.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$492.9	$594.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68.6	66.9
Change in operating lease assets	19.1	22.6
Deferred income taxes	8.2	17.4
Asset impairments	7.7	7.1
Stock-based compensation	15.5	21.2
Amortization of debt discount and issuance costs	2.2	2.3
Gain on disposition of assets	(20.1)	(40.8)
Unrealized gain on derivative instruments	(4.9)	—
Other	(1.8)	1.3
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	79.3	51.0
Accounts and notes receivable	(23.5)	(7.3)
Inventories	(314.3)	(156.6)
Contracts-in-transit and vehicle receivables	(20.6)	(6.6)
Prepaid expenses and other assets	(7.2)	6.4
Floorplan notes payable — manufacturer affiliates	110.3	(23.9)
Deferred revenues	(0.6)	(0.3)
Operating lease liabilities	(18.3)	(21.9)
Net cash provided by operating activities	392.5	533.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $64.9 and $7.7, respectively	(363.7)	(424.2)
Proceeds from disposition of franchises, property and equipment	153.9	132.6
Purchases of property and equipment	(137.4)	(93.3)
Proceeds from sale of discontinued operations, net	—	59.4
Other	1.3	(0.5)
Net cash used in investing activities	(345.8)	(325.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	8,235.6	7,548.3
Repayments on credit facility — floorplan line and other	(8,109.7)	(7,294.2)
Borrowings on credit facility — acquisition line	200.0	286.0
Repayments on credit facility — acquisition line	(178.2)	(411.3)
Debt issuance costs	(0.3)	(4.6)
Borrowings on other debt	136.4	296.0
Principal payments on other debt	(183.2)	(246.5)
Proceeds from employee stock purchase plan	16.6	15.9
Payments of tax withholding for stock-based compensation	(9.4)	(9.1)
Repurchases of common stock, amounts based on settlement date	(130.5)	(359.5)
Dividends paid	(19.0)	(18.1)
Other	—	(1.2)
Net cash used in financing activities	(41.7)	(198.4)
Effect of exchange rate changes on cash	0.1	(7.2)
Net increase in cash and cash equivalents	5.1	1.9
CASH AND CASH EQUIVALENTS, beginning of period	47.9	18.7
CASH AND CASH EQUIVALENTS, end of period	$52.9	$20.5
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
2. REVENUES
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$1,920.2	$344.4	$2,264.5	$5,444.3	$1,019.1	$6,463.4
Used vehicle retail sales	1,223.5	336.1	1,559.6	3,393.5	965.6	4,359.0
Used vehicle wholesale sales	80.1	34.6	114.7	242.2	96.9	339.2
Total new and used vehicle sales	3,223.8	715.0	3,938.8	9,080.0	2,081.7	11,161.6
Parts and service sales (1)	494.4	72.5	566.9	1,459.4	217.9	1,677.3
Finance, insurance and other, net (2)	181.5	17.9	199.4	502.3	52.5	554.8
Total revenues	$3,899.7	$805.5	$4,705.1	$11,041.7	$2,352.0	$13,393.7

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$1,586.9	$296.4	$1,883.3	$4,581.8	$898.0	$5,479.8
Used vehicle retail sales	1,212.1	276.5	1,488.6	3,447.6	906.3	4,353.9
Used vehicle wholesale sales	61.3	28.3	89.6	177.6	101.2	278.9
Total new and used vehicle sales	2,860.3	601.2	3,461.5	8,207.0	1,905.5	10,112.5
Parts and service sales (1)	453.8	61.8	515.6	1,307.7	183.4	1,491.1
Finance, insurance and other, net (2)	170.2	16.1	186.3	498.1	51.4	549.5
Total revenues	$3,484.3	$679.1	$4,163.4	$10,012.8	$2,140.3	$12,153.1
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $7.2 million and $5.3 million during the three months ended September 30, 2023 and 2022, respectively, and $19.7 million and $22.2 million during the nine months ended September 30, 2023 and 2022, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Note 8. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
3. ACQUISITIONS
The Company accounts for business combinations under the acquisition method of accounting, under which the Company allocates the purchase price to the assets acquired and liabilities assumed based on an estimate of fair value.
During the nine months ended September 30, 2023, the Company acquired one Chevrolet dealership, one Kia dealership and three Buick-GMC dealerships in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $363.4 million. Goodwill associated with the acquisitions totaled $58.8 million. The accounting for the acquisition of the three Buick-GMC dealerships and one Kia dealership is considered to be preliminary and subject to change as the Company’s fair value assessments are finalized. The Company is continuing to analyze and assess relevant information related to the valuation of property, equipment and intangible assets. The Company will reflect any required fair value adjustments in subsequent periods.
During the nine months ended September 30, 2022, the Company acquired five dealerships and a collision center in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $393.0 million, net of cash acquired. Goodwill associated with these acquisitions totaled $194.0 million.
During the nine months ended September 30, 2022, the Company acquired a dealership and related collision center in the U.K. Consideration paid, which was accounted for as a business combination, was $32.8 million, net of cash acquired. Goodwill associated with the acquisition totaled $9.2 million.
The Company previously recorded a $33.4 million payment for the purchase of an additional dealership as part of the acquisition of the Prime Automotive Group in 2021. As of September 30, 2023, the purchase of the additional dealership had not yet closed. The amount previously paid has been classified as goodwill on the Condensed Consolidated Balance Sheets. In October 2023, the Company closed on the acquisition of the dealership after settlement of legal action with the distributor which had opposed the acquisition. The previously recorded goodwill of $33.4 million will be allocated to the identifiable assets and liabilities of the acquired dealership in the period of acquisition.

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
As of September 30, 2023, the Company had a remaining receivable balance of $19.8 million associated with the Brazil Disposal Escrow recorded in Other long-term assets on the Condensed Consolidated Balance Sheet, of which $3.9 million is expected to be paid to settle the Company’s portion of accrued liabilities retained subsequent to the date of disposal.
Results of the Brazil Discontinued Operations were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
New vehicle retail sales	$—	$—	$—	$109.0
Used vehicle retail sales	—	—	—	44.0
Used vehicle wholesale sales	—	—	—	10.1
Parts and service sales	—	—	—	23.8
Finance, insurance and other, net	—	—	—	3.3
Total revenues	—	—	—	190.2
COST OF SALES:
New vehicle retail sales	—	—	—	98.5
Used vehicle retail sales	—	—	—	41.2
Used vehicle wholesale sales	—	—	—	10.0
Parts and service sales	—	—	—	14.5
Total cost of sales	—	—	—	164.2
GROSS PROFIT	—	—	—	26.1
Selling, general and administrative expenses	0.7	(4.6)	1.6	14.8
Depreciation and amortization expense	—	—	—	0.9
Asset impairments	—	0.1	—	6.3
(LOSS) INCOME FROM OPERATIONS — DISCONTINUED OPERATIONS	(0.7)	4.5	(1.6)	4.0
Floorplan interest expense	—	—	—	1.4
Other interest income, net	(0.7)	(0.7)	(2.0)	(1.1)
Other expenses	—	1.5	—	1.5
(LOSS) INCOME BEFORE INCOME TAXES — DISCONTINUED OPERATIONS	—	3.7	0.4	2.2
Provision for income taxes	0.2	5.0	0.7	5.1
NET LOSS — DISCONTINUED OPERATIONS	$(0.2)	$(1.3)	$(0.3)	$(2.9)
Cash flows from operating and investing activities for the Brazil Discontinued Operations were immaterial for the nine months ended September 30, 2023. Cash flows from operating and investing activities for the Brazil Discontinued Operations in the prior period were as follows (in millions):

Nine Months Ended September 30, 2022
Net cash provided by operating activities — discontinued operations	$26.6
Net cash provided by investing activities — discontinued operations	$59.1

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Assets and liabilities of the Brazil Discontinued Operations were as follows (in millions):

	September 30, 2023	December 31, 2022
Prepaid expenses	$0.9	$—
Other current assets	—	1.3
Other long-term assets	19.8	22.8
Total assets of discontinued operations	$20.7	$24.1

Accrued expenses and other current liabilities	$3.9	$7.8
Total liabilities of discontinued operations	$3.9	$7.8
Other Divestitures
The Company’s divestitures generally consist of dealership assets and related real estate. Gains and losses on divestitures are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the nine months ended September 30, 2023, the Company recorded a net pre-tax gain totaling $18.1 million related to the disposition of nine dealerships in the U.S. The dispositions reduced goodwill by $44.7 million. The Company also terminated two franchises in the U.S.
During the nine months ended September 30, 2022, the Company recorded a net pre-tax gain totaling $31.3 million related to the disposition of five dealerships in the U.S. The dispositions reduced goodwill by $36.9 million. The Company also terminated one dealership in the U.K.
Assets held for sale in the Condensed Consolidated Balance Sheets includes $8.3 million and $13.4 million of goodwill that has been reclassified to assets held for sale as of September 30, 2023 and December 31, 2022, respectively.
5. SEGMENT INFORMATION
As of September 30, 2023, the Company had two reportable segments: the U.S. and the U.K. The Company defines its reportable segments as those operations whose results the Company’s Chief Executive Officer, who is the chief operating decision maker, regularly reviews to analyze performance and allocate resources. Each reportable segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts.
Selected reportable segment data is as follows (in millions):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$3,899.7	$805.5	$4,705.1	$11,041.7	$2,352.0	$13,393.7
Income before income taxes	$203.1	$17.4	$220.5	$591.6	$63.2	$654.8

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$3,484.3	$679.1	$4,163.4	$10,012.8	$2,140.3	$12,153.1
Income before income taxes	$231.5	$25.7	$257.2	$703.8	$75.9	$779.6
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following table sets forth the calculation of EPS (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average basic common shares outstanding	13,661,059	15,189,333	13,765,791	15,886,739
Dilutive effect of stock-based awards and employee stock purchases	57,669	59,115	50,404	57,145
Weighted average dilutive common shares outstanding	13,718,728	15,248,448	13,816,194	15,943,883
Basic:
Net income	$163.9	$195.7	$492.9	$594.6
Less: Earnings allocated to participating securities from continuing operations	4.0	5.5	12.3	16.8
Less: Loss allocated to participating securities to discontinued operations	—	—	—	(0.1)
Net income available to basic common shares	$159.9	$190.3	$480.6	$577.9
Basic earnings per common share	$11.70	$12.53	$34.91	$36.38
Diluted:
Net income	$163.9	$195.7	$492.9	$594.6
Less: Earnings allocated to participating securities from continuing operations	4.0	5.4	12.2	16.7
Less: Loss allocated to participating securities to discontinued operations	—	—	—	(0.1)
Net income available to diluted common shares	$159.9	$190.3	$480.6	$578.0
Diluted earnings per common share	$11.65	$12.48	$34.79	$36.25
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The carrying value and fair value of the Company’s 4.00% Senior Notes and fixed rate mortgages were as follows (in millions):

	September 30, 2023		December 31, 2022
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$651.5	$750.0	$633.9
Real estate related	93.0	82.7	99.2	90.5
Total	$843.0	$734.2	$849.2	$724.4
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
Assets and liabilities associated with the Company’s interest rate swaps, as reflected gross in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	September 30, 2023	December 31, 2022
Assets:
Other current assets	$0.4	$0.1
Other long-term assets (1)	121.2	109.2
Total assets	$121.6	$109.3
Liabilities:
Accrued expenses and other current liabilities	$—	$—
Other long-term liabilities	—	—
Total liabilities	$—	$—
(1) As of September 30, 2023, the balance included gross fair value of $4.9 million related to the de-designated swap as described below.
Interest Rate Swaps De-designated as Cash Flow Hedges
During the three months ended March 31, 2023, the Company de-designated one mortgage interest rate swap due to the Company settling the underlying mortgages associated with the swap during the same period. As of September 30, 2023, the de-designated swap had an aggregate notional value of $30.3 million that fixed its underlying one-month SOFR at an annual interest rate of 0.60% and will mature on March 1, 2030. No interest rate swaps were de-designated by the Company during the three months ended September 30, 2023.
The Company reclassified the entire previously deferred gain associated with the de-designated interest rate swap of $3.1 million, net of tax of $1.0 million, from AOCI into income as an adjustment to Other interest expense, net, as the remaining forecasted hedged transactions associated with the interest rate swap were probable of not occurring due to the settlement of the mortgages described above. Additionally, the Company recorded unrealized mark-to-market gains of $0.4 million and $0.8 million and realized gains of $0.4 million and $0.7 million associated with the interest rate swap within Other interest expense, net, for the three and nine months ended September 30, 2023, respectively.
Interest Rate Swaps Designated as Cash Flow Hedges
Interest rate swaps designated as cash flow hedges and the related gains or losses are deferred in stockholders’ equity as a component of AOCI in the Company’s Condensed Consolidated Balance Sheets. The deferred gains or losses are recognized in income in the period in which the related items being hedged are recognized in expense. Monthly contractual settlements of the positions are recognized as Floorplan interest expense or Other interest expense, net, in the Company’s Condensed Consolidated Statements of Operations. Gains or losses for periods where future forecasted hedged transactions are deemed probable of not occurring are reclassified from AOCI into income as Floorplan interest expense or Other interest expense, net.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
As of September 30, 2023, the Company held 35 interest rate swaps designated as cash flow hedges with a total notional value of $866.2 million that fixed its underlying SOFR at a weighted average rate of 1.25%. The Company also held two additional interest rate swaps designated as cash flow hedges with forward start dates beginning in December 2023, that had an aggregate notional value of $100.0 million and a weighted average interest rate of 0.94% as of September 30, 2023. The maturity dates of the Company’s designated interest rate swaps with forward start dates range between December 2027 and December 2028. As of September 30, 2022, the Company held 41 interest rate swaps designated as cash flow hedges with a total notional value of $949.1 million that fixed its underlying SOFR at a weighted average rate of 1.23%. The Company completed the transition of interest rate swaps from LIBOR to SOFR during 2022.
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	2023	2022	2023	2022
Interest rate swaps	$15.1	$31.9	$27.3	$84.8

	Amount Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Floorplan interest expense	$4.1	$0.7	$11.2	$(1.4)
Other interest expense, net	$4.7	$1.2	$13.2	$(0.7)
The amount of gain expected to be reclassified out of AOCI into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $25.3 million.
8. RECEIVABLES, NET AND CONTRACT ASSETS
The Company’s receivables, net and contract assets consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$196.5	$188.2
Vehicle receivables	103.5	90.9
Total contracts-in-transit and vehicle receivables	300.0	279.0
Less: allowance for doubtful accounts	0.3	0.6
Total contracts-in-transit and vehicle receivables, net	$299.7	$278.5

Accounts and notes receivable, net:
Manufacturer receivables	$119.4	$94.6
Parts and service receivables	69.7	68.0
F&I receivables	28.7	30.0
Other	10.8	12.1
Total accounts and notes receivable	228.6	204.7
Less: allowance for doubtful accounts	5.1	5.5
Total accounts and notes receivable, net	$223.5	$199.2

Within Other current assets and Other long-term assets:
Total contract assets (1)	$55.2	$47.9
(1) No allowance for doubtful accounts was recorded for contract assets as of September 30, 2023 or December 31, 2022.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
9. DEBT
Long-term debt consisted of the following (in millions):

	September 30, 2023	December 31, 2022
4.00% Senior Notes due August 15, 2028	$750.0	$750.0
Acquisition Line	325.0	303.2
Other Debt:
Real estate related	769.8	796.9
Finance leases	273.7	220.4
Other	8.9	22.3
Total other debt	1,052.3	1,039.6
Total debt	2,127.3	2,092.7
Less: unamortized debt issuance costs	9.1	10.2
Less: current maturities	75.7	130.3
Total long-term debt	$2,042.5	$1,952.2
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 10. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of September 30, 2023, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 10. Floorplan Notes Payable), totaled $325.0 million. The average interest rate on this facility was 6.27% during the three months ended September 30, 2023.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of September 30, 2023, borrowings outstanding under these facilities totaled $769.8 million, gross of debt issuance costs, comprised of $640.4 million in the U.S. and $129.4 million in the U.K., respectively.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
10. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Revolving Credit Facility — floorplan notes payable	$1,022.3	$833.5
Revolving Credit Facility — floorplan notes payable offset account	(191.7)	(140.2)
Revolving Credit Facility — floorplan notes payable, net	830.6	693.3
Other non-manufacturer facilities	58.4	68.8
Floorplan notes payable — credit facility and other, net	$889.0	$762.1

FMCC Facility	$95.4	$55.1
FMCC Facility offset account	(19.0)	(13.4)
FMCC Facility, net	76.4	41.8
Other manufacturer affiliate facilities	276.9	201.3
Floorplan notes payable — manufacturer affiliates, net	$353.3	$243.1
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $2.0 billion revolving syndicated credit arrangement with 20 participating financial institutions that matures on March 9, 2027 (“Revolving Credit Facility”). The Company has the option to increase the availability to $2.4 billion, under certain conditions. The Revolving Credit Facility consists of two tranches: (i) a $1.2 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) an $800.0 million maximum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Condensed Consolidated Balance Sheets — refer to Note 9. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $2.0 billion commitment. The Acquisition Line includes a $100.0 million sub-limit for letters of credit and $50.0 million minimum capacity tranche. The Company had $12.2 million in letters of credit outstanding as of September 30, 2023 and December 31, 2022.
The U.S. Floorplan Line bears interest at rates equal to SOFR plus 120 basis points for new vehicle inventory and SOFR plus 150 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 6.54% as of September 30, 2023, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 110 to 210 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company had $4.1 million and $5.0 million of unamortized debt issuance costs as of September 30, 2023 and December 31, 2022, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). The FMCC Facility bears interest at the U.S. prime rate which was 8.50% as of September 30, 2023.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K. with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of September 30, 2023, borrowings outstanding under these facilities totaled $276.9 million, comprised of $162.2 million in the U.S., with annual interest rates ranging from less than 1% to approximately 9%, and $114.7 million in the U.K., with annual interest rates ranging from approximately 5% to 9%.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line and FMCC Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
11. CASH FLOW INFORMATION
Non-Cash Activities
The accrual for capital expenditures increased $0.3 million and $0.4 million during the nine months ended September 30, 2023 and 2022, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $120.0 million and $73.8 million for the nine months ended September 30, 2023 and 2022, respectively. Refer to Note 7. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
Cash paid for income taxes, net of refunds, was $131.9 million and $155.9 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Legal Proceedings
As of September 30, 2023, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Matters
In connection with dealership dispositions where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $36.3 million as of September 30, 2023.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of AOCI were as follows (in millions):

	Nine Months Ended September 30, 2023
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2022	$(61.1)	$83.6	$22.5
Other comprehensive income (loss) before reclassifications:
Pre-tax	3.5	35.8	39.2
Tax effect	—	(8.5)	(8.5)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(11.2)	(11.2)
Other interest expense, net (pre-tax)	—	(13.2)	(13.2)
Reclassification related to de-designated interest rate swaps (pre-tax)	—	(4.0)	(4.0)
Provision for income taxes	—	6.8	6.8
Net current period other comprehensive income	3.5	5.6	9.1
Balance, September 30, 2023	$(57.6)	$89.3	$31.6

	Nine Months Ended September 30, 2022
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2021	$(158.2)	$2.0	$(156.2)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(59.3)	110.9	51.6
Tax effect	—	(26.1)	(26.1)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	1.4	1.4
Other interest expense (pre-tax)	—	0.7	0.7
Cumulative foreign currency translation adjustments associated with the Brazil Disposal	122.8	—	122.8
Other cumulative foreign currency translation adjustments	1.5	—	1.5
Benefit for income taxes	—	(0.5)	(0.5)
Net current period other comprehensive income	65.1	86.4	151.5
Balance, September 30, 2022	$(93.1)	$88.4	$(4.7)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto, as well as our 2022 Form 10-K.
Overview
We are a leading operator in the automotive retail industry. Through our omni-channel platform, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. We operate in geographically diverse markets that extend across 17 states in the U.S. and 34 towns and cities in the U.K. As of September 30, 2023, our retail network consisted of 145 dealerships in the U.S. and 55 dealerships in the U.K.
Recent Events
On October 7, 2023, Hamas, a U.S., U.K., and European Union designated terrorist organization and ruling party of the Gaza strip in Palestine, launched an attack on Israel. On October 8, 2023, Israel declared war on Hamas with the armed conflict ongoing as of the date of this filing. It is not known at this time what impact, if any, this war will have on the global economy, our operations or the operations of our suppliers.
On September 15, 2023, the United Auto Workers (“UAW”) announced a labor strike at certain facilities of Ford Motor Company, General Motors Company and Stellantis N.V. (collectively the “Big 3” domestic automakers). The strike is currently limited in its scope and we have yet to experience any material domestic vehicle or parts inventory shortages as a result of the ongoing strike. However, the future impact of a prolonged UAW strike on our operations cannot be predicted with certainty. We will continue to monitor and assess the progress of negotiations between the UAW and the Big 3 domestic automakers and manage, as necessary, the impact of the strike on our domestic vehicle and parts inventory.
Our manufacturers’ production continued at historically reduced levels in the quarter ended September 30, 2023 (“Current Quarter”), despite recent production improvements over the trailing twelve months ended September 30, 2023 for some of those manufacturers. Prior to the UAW labor strike, production and related inventory constraints were primarily a result of sustained global semiconductor and other parts shortages, as well as armed conflicts impacting the global supply chain, including the ongoing conflict in Ukraine. Increased deliveries from certain manufacturers in the Current Quarter drove a higher volume of new units sold while also maintaining elevated new vehicle retail sales prices relative to pre-COVID levels. EV inventory has been building over the Current Quarter for certain brands, outpacing the build up of non-EV inventory, as EV sales volume has lagged OEM deliveries in recent quarters. Our new vehicle days’ supply of inventory was approximately 28 days as of the Current Quarter, as compared to 16 days as of the quarter ended September 30, 2022 (“Prior Year Quarter”).
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

The global economy continues to experience inflation. In response to higher than historical average inflationary pressures and challenging macroeconomic conditions, the U.S. Federal Reserve, along with other central banks, including in the U.K., increased interest rates throughout 2022 and 2023. Continued inflation reducing the disposable income of our customers, volatility in new vehicle availability and higher interest rates increasing the monthly cost of financing vehicles, contributed to used vehicle prices declining in the latter part of 2022 and during the nine months ended September 30, 2023 (“Current Year”). Additionally, during the Current Year, Silicon Valley Bank, Signature Bank and First Republic Bank were placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”), indicating potential instability within the financial sector. Although we are not a party to any transactions with Silicon Valley Bank, Signature Bank, First Republic Bank or any other financial institution currently in receivership, continued instability could impact our financial counterparties. Finally, one financial institution that participated in our Revolving Credit Facility (as defined in 10. Floorplan Notes Payable in the Notes to Condensed Consolidated Financial Statements), during the first quarter of 2023, announced plans to terminate its auto floorplan lending. This lender’s capacity has since been replaced by an existing lender within our Revolving Credit Facility. In recent months, certain lenders have implemented more restrictive lending standards, resulting in reduced loan-to-value ratios, leading to larger required down payments by consumers. The impact of these higher down payments is a reduction to the income we earn on those loans. Although there is no current material impact on the Company, future impact, if any, of these macroeconomic developments on our operations cannot be predicted with certainty.
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
Retail new vehicle units sold for 2023 include new vehicle agency units sold under agency arrangements with certain manufacturers in the U.K. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold for new vehicles due to their net presentation within revenues as only the sales commission is reported in revenues for dealerships operating under an agency arrangement. The agency units and related net revenues are included in the calculation of gross profit per unit sold.

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended September 30,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,264.5	$1,883.3	$381.2	20.2%	$25.6	18.9%
Used vehicle retail sales	1,559.6	1,488.6	70.9	4.8%	23.6	3.2%
Used vehicle wholesale sales	114.7	89.6	25.2	28.1%	2.4	25.4%
Total used	1,674.3	1,578.2	96.1	6.1%	26.0	4.4%
Parts and service sales	566.9	515.6	51.4	10.0%	5.2	8.9%
F&I, net	199.4	186.3	13.0	7.0%	1.3	6.3%
Total revenues	$4,705.1	$4,163.4	$541.7	13.0%	$58.2	11.6%
Gross profit:
New vehicle retail sales	$194.3	$206.7	$(12.3)	(6.0)%	$2.3	(7.1)%
Used vehicle retail sales	81.4	76.1	5.3	7.0%	1.1	5.5%
Used vehicle wholesale sales	(2.3)	(1.5)	(0.8)	(52.2)%	(0.1)	(44.3)%
Total used	79.0	74.5	4.5	6.1%	1.0	4.7%
Parts and service sales	313.5	285.1	28.4	10.0%	3.1	8.9%
F&I, net	199.4	186.3	13.0	7.0%	1.3	6.3%
Total gross profit	$786.2	$752.6	$33.6	4.5%	$7.7	3.4%
Gross margin:
New vehicle retail sales	8.6%	11.0%	(2.4)%
Used vehicle retail sales	5.2%	5.1%	0.1%
Used vehicle wholesale sales	(2.0)%	(1.7)%	(0.3)%
Total used	4.7%	4.7%	—%
Parts and service sales	55.3%	55.3%	—%
Total gross margin	16.7%	18.1%	(1.4)%
Units sold:
Retail new vehicles sold	45,350	39,237	6,113	15.6%
Retail used vehicles sold	50,799	48,427	2,372	4.9%
Wholesale used vehicles sold	11,740	9,456	2,284	24.2%
Total used	62,539	57,883	4,656	8.0%
Average sales price per unit sold:
New vehicle retail	$50,300	$47,999	$2,301	4.8%	$930	2.9%
Used vehicle retail	$30,701	$30,740	$(39)	(0.1)%	$464	(1.6)%
Gross profit per unit sold:
New vehicle retail sales	$4,285	$5,267	$(982)	(18.6)%	$51	(19.6)%
Used vehicle retail sales	$1,602	$1,571	$31	2.0%	$22	0.6%
Used vehicle wholesale sales	$(199)	$(162)	$(37)	(22.6)%	$(10)	(16.2)%
Total used	$1,264	$1,288	$(24)	(1.8)%	$16	(3.1)%
F&I PRU	$2,073	$2,125	$(52)	(2.4)%	$13	(3.1)%
Other:
SG&A expenses	$496.7	$450.9	$45.7	10.1%	$5.7	8.9%
SG&A as % gross profit	63.2%	59.9%	3.3%
Floorplan expense:
Floorplan interest expense	$16.5	$6.5	$10.0	153.1%	$0.2	149.9%
Less: floorplan assistance (1)	18.8	13.9	4.9	35.1%	—	35.1%
Net floorplan expense	$(2.3)	$(7.4)	$5.1		$0.2
(1) Floorplan assistance is included within Gross profit — New vehicle retail sales above and Cost of sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended September 30,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,095.3	$1,838.6	$256.7	14.0%	$25.3	12.6%
Used vehicle retail sales	1,462.9	1,451.6	11.3	0.8%	23.1	(0.8)%
Used vehicle wholesale sales	105.9	86.9	19.0	21.8%	2.4	19.1%
Total used	1,568.8	1,538.5	30.3	2.0%	25.4	0.3%
Parts and service sales	543.9	498.6	45.4	9.1%	4.9	8.1%
F&I, net	187.3	181.9	5.4	3.0%	1.3	2.3%
Total revenues	$4,395.3	$4,057.6	$337.7	8.3%	$57.0	6.9%
Gross profit:
New vehicle retail sales	$179.3	$202.1	$(22.8)	(11.3)%	$2.3	(12.4)%
Used vehicle retail sales	77.4	74.3	3.0	4.1%	1.1	2.6%
Used vehicle wholesale sales	(2.1)	(1.4)	(0.7)	(50.4)%	(0.1)	(41.3)%
Total used	75.3	73.0	2.4	3.2%	1.0	1.9%
Parts and service sales	299.0	275.8	23.2	8.4%	2.9	7.4%
F&I, net	187.3	181.9	5.4	3.0%	1.3	2.3%
Total gross profit	$740.9	$732.8	$8.2	1.1%	$7.4	0.1%
Gross margin:
New vehicle retail sales	8.6%	11.0%	(2.4)%
Used vehicle retail sales	5.3%	5.1%	0.2%
Used vehicle wholesale sales	(2.0)%	(1.6)%	(0.4)%
Total used	4.8%	4.7%	0.1%
Parts and service sales	55.0%	55.3%	(0.3)%
Total gross margin	16.9%	18.1%	(1.2)%
Units sold:
Retail new vehicles sold	42,550	38,252	4,298	11.2%
Retail used vehicles sold	48,240	47,050	1,190	2.5%
Wholesale used vehicles sold	11,028	9,141	1,887	20.6%
Total used	59,268	56,191	3,077	5.5%
Average sales price per unit sold:
New vehicle retail	$49,626	$48,065	$1,561	3.2%	$979	1.2%
Used vehicle retail	$30,325	$30,852	$(527)	(1.7)%	$478	(3.3)%
Gross profit per unit sold:
New vehicle retail sales	$4,213	$5,282	$(1,069)	(20.2)%	$54	(21.3)%
Used vehicle retail sales	$1,604	$1,580	$24	1.5%	$23	0.1%
Used vehicle wholesale sales	$(188)	$(151)	$(37)	(24.7)%	$(11)	(17.2)%
Total used	$1,271	$1,299	$(28)	(2.1)%	$16	(3.4)%
F&I PRU	$2,063	$2,133	$(69)	(3.3)%	$14	(3.9)%
Other:
SG&A expenses	$477.3	$452.2	$25.1	5.5%	$5.5	4.3%
SG&A as % gross profit	64.4%	61.7%	2.7%

Reported Operating Data — Consolidated
(In millions, except unit data)

	Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$6,463.4	$5,479.8	$983.6	18.0%	$(6.6)	18.1%
Used vehicle retail sales	4,359.0	4,353.9	5.1	0.1%	(11.4)	0.4%
Used vehicle wholesale sales	339.2	278.9	60.3	21.6%	(1.3)	22.1%
Total used	4,698.2	4,632.8	65.4	1.4%	(12.7)	1.7%
Parts and service sales	1,677.3	1,491.1	186.2	12.5%	(1.9)	12.6%
F&I, net	554.8	549.5	5.3	1.0%	(0.5)	1.0%
Total revenues	$13,393.7	$12,153.1	$1,240.5	10.2%	$(22.0)	10.4%
Gross profit:
New vehicle retail sales	$582.5	$618.2	$(35.7)	(5.8)%	$(0.2)	(5.7)%
Used vehicle retail sales	236.9	253.4	(16.5)	(6.5)%	(0.7)	(6.2)%
Used vehicle wholesale sales	0.5	2.1	(1.5)	(74.3)%	—	(74.5)%
Total used	237.4	255.5	(18.0)	(7.1)%	(0.7)	(6.8)%
Parts and service sales	915.0	822.6	92.4	11.2%	(1.1)	11.4%
F&I, net	554.8	549.5	5.3	1.0%	(0.5)	1.0%
Total gross profit	$2,289.7	$2,245.8	$43.9	2.0%	$(2.7)	2.1%
Gross margin:
New vehicle retail sales	9.0%	11.3%	(2.3)%
Used vehicle retail sales	5.4%	5.8%	(0.4)%
Used vehicle wholesale sales	0.2%	0.7%	(0.6)%
Total used	5.1%	5.5%	(0.5)%
Parts and service sales	54.6%	55.2%	(0.6)%
Total gross margin	17.1%	18.5%	(1.4)%
Units sold:
Retail new vehicles sold	129,739	114,792	14,947	13.0%
Retail used vehicles sold	143,000	141,140	1,860	1.3%
Wholesale used vehicles sold	32,607	28,069	4,538	16.2%
Total used	175,607	169,209	6,398	3.8%
Average sales price per unit sold:
New vehicle retail	$50,172	$47,736	$2,436	5.1%	$303	4.5%
Used vehicle retail	$30,483	$30,848	$(366)	(1.2)%	$(80)	(0.9)%
Gross profit per unit sold:
New vehicle retail sales	$4,490	$5,385	$(895)	(16.6)%	$(2)	(16.6)%
Used vehicle retail sales	$1,657	$1,795	$(139)	(7.7)%	$(5)	(7.5)%
Used vehicle wholesale sales	$16	$73	$(57)	(77.9)%	$—	(78.1)%
Total used	$1,352	$1,510	$(158)	(10.4)%	$(4)	(10.2)%
F&I PRU	$2,034	$2,147	$(113)	(5.3)%	$(2)	(5.2)%
Other:
SG&A expenses	$1,439.4	$1,329.6	$109.8	8.3%	$(1.8)	8.4%
SG&A as % gross profit	62.9%	59.2%	3.7%
Floorplan expense:
Floorplan interest expense	$44.7	$17.7	$27.1	153.1%	$(0.1)	153.5%
Less: floorplan assistance (1)	51.9	42.1	9.8	23.2%	—	23.2%
Net floorplan expense	$(7.1)	$(24.4)	$17.3		$(0.1)
(1) Floorplan assistance is included within Gross Profit — New vehicle retail sales above and Cost of Sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$6,042.6	$5,353.4	$689.3	12.9%	$(6.5)	13.0%
Used vehicle retail sales	4,117.3	4,267.1	(149.8)	(3.5)%	(11.1)	(3.2)%
Used vehicle wholesale sales	315.7	272.4	43.3	15.9%	(1.2)	16.4%
Total used	4,433.0	4,539.5	(106.5)	(2.3)%	(12.4)	(2.1)%
Parts and service sales	1,603.4	1,451.8	151.6	10.4%	(1.8)	10.6%
F&I, net	524.8	536.8	(12.0)	(2.2)%	(0.5)	(2.2)%
Total revenues	$12,603.9	$11,881.5	$722.4	6.1%	$(21.4)	6.3%
Gross profit:
New vehicle retail sales	$542.6	$603.4	$(60.9)	(10.1)%	$(0.2)	(10.0)%
Used vehicle retail sales	225.3	248.4	(23.1)	(9.3)%	(0.7)	(9.0)%
Used vehicle wholesale sales	0.8	2.2	(1.5)	(65.7)%	—	(65.8)%
Total used	226.0	250.6	(24.6)	(9.8)%	(0.7)	(9.5)%
Parts and service sales	872.8	800.5	72.3	9.0%	(1.1)	9.2%
F&I, net	524.8	536.8	(12.0)	(2.2)%	(0.5)	(2.2)%
Total gross profit	$2,166.2	$2,191.4	$(25.2)	(1.1)%	$(2.5)	(1.0)%
Gross margin:
New vehicle retail sales	9.0%	11.3%	(2.3)%
Used vehicle retail sales	5.5%	5.8%	(0.4)%
Used vehicle wholesale sales	0.2%	0.8%	(0.6)%
Total used	5.1%	5.5%	(0.4)%
Parts and service sales	54.4%	55.1%	(0.7)%
Total gross margin	17.2%	18.4%	(1.3)%
Units sold:
Retail new vehicles sold	122,572	111,677	10,895	9.8%
Retail used vehicles sold	136,248	137,797	(1,549)	(1.1)%
Wholesale used vehicles sold	30,863	27,210	3,653	13.4%
Total used	167,111	165,007	2,104	1.3%
Average sales price per unit sold:
New vehicle retail	$49,669	$47,936	$1,733	3.6%	$317	3.0%
Used vehicle retail	$30,219	$30,967	$(747)	(2.4)%	$(82)	(2.1)%
Gross profit per unit sold:
New vehicle retail sales	$4,427	$5,403	$(977)	(18.1)%	$(2)	(18.0)%
Used vehicle retail sales	$1,653	$1,803	$(149)	(8.3)%	$(5)	(8.0)%
Used vehicle wholesale sales	$25	$81	$(57)	(69.7)%	$—	(69.8)%
Total used	$1,353	$1,519	$(166)	(10.9)%	$(4)	(10.7)%
F&I PRU	$2,028	$2,152	$(124)	(5.8)%	$(2)	(5.7)%
Other:
SG&A expenses	$1,380.3	$1,330.9	$49.4	3.7%	$(1.9)	3.9%
SG&A as % gross profit	63.7%	60.7%	3.0%

Reported Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended September 30,
	2023	2022	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,920.2	$1,586.9	$333.3	21.0%
Used vehicle retail sales	1,223.5	1,212.1	11.4	0.9%
Used vehicle wholesale sales	80.1	61.3	18.8	30.7%
Total used	1,303.6	1,273.4	30.2	2.4%
Parts and service sales	494.4	453.8	40.7	9.0%
F&I, net	181.5	170.2	11.2	6.6%
Total revenues	$3,899.7	$3,484.3	$415.4	11.9%
Gross profit:
New vehicle retail sales	$164.9	$180.7	$(15.8)	(8.7)%
Used vehicle retail sales	65.7	60.6	5.1	8.4%
Used vehicle wholesale sales	(0.4)	(1.3)	0.8	66.2%
Total used	65.3	59.3	5.9	10.0%
Parts and service sales	271.0	249.0	22.0	8.9%
F&I, net	181.5	170.2	11.2	6.6%
Total gross profit	$682.7	$659.3	$23.4	3.6%
Gross margin:
New vehicle retail sales	8.6%	11.4%	(2.8)%
Used vehicle retail sales	5.4%	5.0%	0.4%
Used vehicle wholesale sales	(0.5)%	(2.1)%	1.5%
Total used	5.0%	4.7%	0.3%
Parts and service sales	54.8%	54.9%	(0.1)%
Total gross margin	17.5%	18.9%	(1.4)%
Units sold:
Retail new vehicles sold	37,079	31,745	5,334	16.8%
Retail used vehicles sold	39,676	38,172	1,504	3.9%
Wholesale used vehicles sold	8,380	6,453	1,927	29.9%
Total used	48,056	44,625	3,431	7.7%
Average sales price per unit sold:
New vehicle retail	$51,786	$49,990	$1,796	3.6%
Used vehicle retail	$30,838	$31,754	$(916)	(2.9)%
Gross profit per unit sold:
New vehicle retail sales	$4,449	$5,693	$(1,244)	(21.9)%
Used vehicle retail sales	$1,656	$1,588	$68	4.3%
Used vehicle wholesale sales	$(51)	$(197)	$146	74.0%
Total used	$1,359	$1,330	$29	2.2%
F&I PRU	$2,364	$2,435	$(71)	(2.9)%
Other:
SG&A expenses	$417.4	$385.8	$31.6	8.2%
SG&A as % gross profit	61.1%	58.5%	2.6%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended September 30,
	2023	2022	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,754.3	$1,542.8	$211.5	13.7%
Used vehicle retail sales	1,133.4	1,176.4	(43.0)	(3.7)%
Used vehicle wholesale sales	71.8	58.8	13.0	22.1%
Total used	1,205.2	1,235.2	(30.0)	(2.4)%
Parts and service sales	475.8	439.5	36.3	8.2%
F&I, net	169.7	165.9	3.8	2.3%
Total revenues	$3,605.1	$3,383.5	$221.6	6.5%
Gross profit:
New vehicle retail sales	$150.1	$176.2	$(26.0)	(14.8)%
Used vehicle retail sales	62.2	59.0	3.2	5.4%
Used vehicle wholesale sales	(0.1)	(1.1)	1.0	87.7%
Total used	62.0	57.9	4.2	7.2%
Parts and service sales	258.6	241.0	17.5	7.3%
F&I, net	169.7	165.9	3.8	2.3%
Total gross profit	$640.5	$641.0	$(0.5)	(0.1)%
Gross margin:
New vehicle retail sales	8.6%	11.4%	(2.9)%
Used vehicle retail sales	5.5%	5.0%	0.5%
Used vehicle wholesale sales	(0.2)%	(1.9)%	1.7%
Total used	5.1%	4.7%	0.5%
Parts and service sales	54.3%	54.8%	(0.5)%
Total gross margin	17.8%	18.9%	(1.2)%
Units sold:
Retail new vehicles sold	34,348	30,790	3,558	11.6%
Retail used vehicles sold	37,345	36,875	470	1.3%
Wholesale used vehicles sold	7,722	6,163	1,559	25.3%
Total used	45,067	43,038	2,029	4.7%
Average sales price per unit sold:
New vehicle retail	$51,076	$50,108	$967	1.9%
Used vehicle retail	$30,350	$31,902	$(1,552)	(4.9)%
Gross profit per unit sold:
New vehicle retail sales	$4,371	$5,721	$(1,350)	(23.6)%
Used vehicle retail sales	$1,665	$1,600	$66	4.1%
Used vehicle wholesale sales	$(18)	$(180)	$163	90.2%
Total used	$1,377	$1,345	$32	2.4%
F&I PRU	$2,367	$2,452	$(85)	(3.5)%
Other:
SG&A expenses	$400.7	$388.5	$12.2	3.1%
SG&A as % gross profit	62.6%	60.6%	2.0%

U.S. Region — Three Months Ended September 30, 2023 Compared to 2022
The following discussion of our U.S. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenues
Total revenues in the U.S. during the Current Quarter increased $415.4 million, or 11.9%, as compared to the Prior Year Quarter, driven by higher same store revenues and the acquisition of stores.
Total same store revenues in the U.S. during the Current Quarter increased $221.6 million, or 6.5%, as compared to the Prior Year Quarter. This increase was driven by higher revenues from new vehicle retail sales, parts and service sales, F&I, net and used vehicle wholesale sales, partially offset by lower used vehicle retail sales.
New and used vehicle retail revenues benefited from the sale of approximately 11,300 units from our online digital platform, AcceleRide®, during the Current Quarter, a 47.8% increase as compared to the Prior Year Quarter.
New vehicle retail same store revenues outperformed the Prior Year Quarter, driven by strong new vehicle retail pricing coupled with more units sold. The shortage of new vehicle inventory, compared to pre-COVID levels, despite recent manufacturers’ production improvements, drove strong pricing. Certain manufacturer vehicle deliveries were higher in the Current Quarter and as a result, our inventory levels were higher than the Prior Year Quarter, providing for the increase in units sold. We ended the Current Quarter with a U.S. new vehicle inventory supply of 30 days, 15 days higher than the Prior Year Quarter, but below pre-COVID levels.
Used vehicle retail same store revenues underperformed the Prior Year Quarter, driven by lower used vehicle retail sales prices, partially offset by more units sold, due to impacts from inflation reducing the disposable income of our customers and rising interest rates increasing the monthly cost of financing vehicles. Used vehicle wholesale same store revenues increased due to more wholesale units sold, partially offset by lower wholesale revenues per unit.
Parts and service same store revenues outperformed the Prior Year Quarter, driven by increases in customer pay, warranty and wholesale revenues, reflecting increased business activity and increased same store technician headcount through our technician recruiting and retention efforts, providing greater capacity to meet increased demand. In addition to technician recruitment efforts, we have invested in improving the operations of our U.S. customer contact center, online scheduling, one-to-one marketing initiatives and by using artificial intelligence, making it easier for our customers to schedule appointments.
F&I, net same store revenues outperformed the Prior Year Quarter, primarily driven by higher same store new vehicle unit sales. The outperformance was partially offset by lower penetration rates as a result of customers seeking alternative providers of financing in this higher interest rate environment and tighter lending requirements requiring larger down payments. In addition, service contract penetration has also declined as a result of vehicle affordability challenges for consumers with the higher interest rates.
Gross Profit
Total gross profit in the U.S. during the Current Quarter increased $23.4 million, or 3.6%, as compared to the Prior Year Quarter, driven by the acquisition of stores, partially offset by a decline in same store total gross profit.
Total same store gross profit in the U.S. during the Current Quarter decreased $0.5 million, or 0.1%, as compared to the Prior Year Quarter, driven by downward pressures on new vehicle margins, partially offset by higher same store parts and service, total used and F&I, net, gross profit.
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
Used vehicle retail same store gross profit outperformed the Prior Year Quarter, driven by an increase in used vehicle retail same store gross profit per unit sold, coupled with higher same store used vehicle retail units sold. The increase in used vehicle retail same store gross profit per unit sold benefited from the ongoing new vehicle supply shortage impacting the supply of used vehicles.
Our used vehicle wholesale same store gross profit outperformed the Prior Year Quarter, driven by an increase in used vehicle wholesale same store gross profit per unit sold, coupled with an increase in same store wholesale used vehicle units sold. The increase in used vehicle wholesale same store gross profit per unit sold was driven by lower wholesale vehicle acquisition costs.

Parts and service same store gross profit outperformed the Prior Year Quarter, as described above for parts and service same store revenues.
F&I, net same store gross profit outperformed the Prior Year Quarter, as described above for F&I, net same store revenues.
Total same store gross margin in the U.S. decreased 118 basis points, primarily driven by the reasons described above for same store gross profit per unit sold for new vehicle retail. In addition, same store parts and service gross margin declined slightly, largely due to increased labor costs.
SG&A Expenses
SG&A as a percentage of gross profit increased 262 basis points and 196 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.S. during the Current Quarter increased $31.6 million, or 8.2%, as compared to the Prior Year Quarter, primarily driven by the acquisition of stores and higher same store SG&A expenses. Total same store SG&A expenses in the U.S. during the Current Quarter, increased $12.2 million, or 3.1%, as compared to the Prior Year Quarter, primarily driven by increased activity related to loaner car related expenses, legal settlements, outside services and professional fees, advertising expenses, employee related costs and freight tools and supplies costs. In addition, higher than historical average inflation has contributed to the increase in these same store SG&A expense categories. These increases were partially offset by lower facilities related expenses.

Reported Operating Data — U.S.
(In millions, except unit data)

	Nine Months Ended September 30,
	2023	2022	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$5,444.3	$4,581.8	$862.5	18.8%
Used vehicle retail sales	3,393.5	3,447.6	(54.1)	(1.6)%
Used vehicle wholesale sales	242.2	177.6	64.6	36.3%
Total used	3,635.7	3,625.3	10.4	0.3%
Parts and service sales	1,459.4	1,307.7	151.7	11.6%
F&I, net	502.3	498.1	4.2	0.8%
Total revenues	$11,041.7	$10,012.8	$1,028.8	10.3%
Gross profit:
New vehicle retail sales	$489.7	$538.5	$(48.8)	(9.1)%
Used vehicle retail sales	187.5	203.0	(15.5)	(7.6)%
Used vehicle wholesale sales	3.0	3.8	(0.8)	(21.2)%
Total used	190.5	206.8	(16.3)	(7.9)%
Parts and service sales	787.4	713.1	74.3	10.4%
F&I, net	502.3	498.1	4.2	0.8%
Total gross profit	$1,970.0	$1,956.5	$13.5	0.7%
Gross margin:
New vehicle retail sales	9.0%	11.8%	(2.8)%
Used vehicle retail sales	5.5%	5.9%	(0.4)%
Used vehicle wholesale sales	1.2%	2.2%	(0.9)%
Total used	5.2%	5.7%	(0.5)%
Parts and service sales	54.0%	54.5%	(0.6)%
Total gross margin	17.8%	19.5%	(1.7)%
Units sold:
Retail new vehicles sold	104,657	92,870	11,787	12.7%
Retail used vehicles sold	110,422	110,635	(213)	(0.2)%
Wholesale used vehicles sold	23,296	18,513	4,783	25.8%
Total used	133,718	129,148	4,570	3.5%
Average sales price per unit sold:
New vehicle retail	$52,020	$49,335	$2,685	5.4%
Used vehicle retail	$30,732	$31,162	$(430)	(1.4)%
Gross profit per unit sold:
New vehicle retail sales	$4,679	$5,799	$(1,119)	(19.3)%
Used vehicle retail sales	$1,698	$1,834	$(137)	(7.4)%
Used vehicle wholesale sales	$130	$207	$(77)	(37.4)%
Total used	$1,425	$1,601	$(176)	(11.0)%
F&I PRU	$2,335	$2,448	$(112)	(4.6)%
Other:
SG&A expenses	$1,209.8	$1,133.0	$76.8	6.8%
SG&A as % gross profit	61.4%	57.9%	3.5%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Nine Months Ended September 30,
	2023	2022	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$5,042.6	$4,457.5	$585.1	13.1%
Used vehicle retail sales	3,175.4	3,365.7	(190.3)	(5.7)%
Used vehicle wholesale sales	220.9	171.7	49.2	28.7%
Total used	3,396.3	3,537.4	(141.1)	(4.0)%
Parts and service sales	1,401.5	1,276.9	124.6	9.8%
F&I, net	473.4	485.7	(12.3)	(2.5)%
Total revenues	$10,313.9	$9,757.5	$556.4	5.7%
Gross profit:
New vehicle retail sales	$451.8	$524.0	$(72.2)	(13.8)%
Used vehicle retail sales	177.7	198.3	(20.6)	(10.4)%
Used vehicle wholesale sales	3.3	3.9	(0.7)	(16.6)%
Total used	181.0	202.3	(21.3)	(10.5)%
Parts and service sales	752.5	695.1	57.3	8.2%
F&I, net	473.4	485.7	(12.3)	(2.5)%
Total gross profit	$1,858.7	$1,907.1	$(48.4)	(2.5)%
Gross margin:
New vehicle retail sales	9.0%	11.8%	(2.8)%
Used vehicle retail sales	5.6%	5.9%	(0.3)%
Used vehicle wholesale sales	1.5%	2.3%	(0.8)%
Total used	5.3%	5.7%	(0.4)%
Parts and service sales	53.7%	54.4%	(0.7)%
Total gross margin	18.0%	19.5%	(1.5)%
Units sold:
Retail new vehicles sold	97,918	89,841	8,077	9.0%
Retail used vehicles sold	104,532	107,551	(3,019)	(2.8)%
Wholesale used vehicles sold	21,713	17,739	3,974	22.4%
Total used	126,245	125,290	955	0.8%
Average sales price per unit sold:
New vehicle retail	$51,498	$49,615	$1,883	3.8%
Used vehicle retail	$30,378	$31,294	$(916)	(2.9)%
Gross profit per unit sold:
New vehicle retail sales	$4,614	$5,832	$(1,218)	(20.9)%
Used vehicle retail sales	$1,700	$1,844	$(144)	(7.8)%
Used vehicle wholesale sales	$152	$223	$(71)	(31.9)%
Total used	$1,434	$1,615	$(181)	(11.2)%
F&I PRU	$2,338	$2,461	$(122)	(5.0)%
Other:
SG&A expenses	$1,159.4	$1,136.1	$23.3	2.0%
SG&A as % gross profit	62.4%	59.6%	2.8%

U.S. Region — Nine Months Ended September 30, 2023 Compared to 2022
The following discussion of our U.S. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenues
Total revenues in the U.S. during the Current Year increased $1.0 billion, or 10.3%, as compared to the same period in 2022 (“Prior Year”), driven by higher same store revenues and the acquisition of stores.
Total same store revenues in the U.S. during the Current Year increased $556.4 million, or 5.7%, as compared to the Prior Year. This increase was driven by higher revenues from new vehicle retail sales, parts and service sales and used vehicle wholesale sales, partially offset by lower used vehicle retail sales and F&I, net.
New and used vehicle retail revenues benefited from the sale of approximately 36,000 units from our online digital platform, AcceleRide®, during the Current Year, a 77.7% increase as compared to the Prior Year.
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
Used vehicle retail same store revenues underperformed the Prior Year, driven by fewer units sold, coupled with lower pricing, due to the ongoing new vehicle supply shortage impacting the supply of used vehicles, as well as impacts from inflation reducing the disposable income of our customers and rising interest rates increasing the monthly cost of financing vehicles. Used vehicle wholesale same store revenues increased primarily due to more wholesale units sold coupled with higher wholesale revenues per unit.
Parts and service same store revenues outperformed the Prior Year, driven by increases across all business lines, reflecting increased business activity and increased same store technician headcount through our technician recruiting and retention efforts, providing greater capacity to meet increased demand. In addition to technician recruitment efforts, we have invested in improving the operations of our U.S. customer contact center, online scheduling, one-to-one marketing initiatives and by using artificial intelligence, making it easier for our customers to schedule appointments.
F&I, net same store revenues underperformed the Prior Year, primarily driven by lower penetration rates as a result of customers seeking alternative providers of financing in this higher interest rate environment and tighter lending requirements requiring larger down payments. In addition, service contract penetration has also declined as a result of vehicle affordability challenges for consumers with the higher interest rates.
Gross Profit
Total gross profit in the U.S. during the Current Year increased $13.5 million, or 0.7%, as compared to the Prior Year, primarily driven by the acquisition of stores, partially offset by lower same store results.
Total same store gross profit in the U.S. during the Current Year decreased $48.4 million, or 2.5%, as compared to the Prior Year, primarily driven by downward pressures on new and used vehicle margins and lower F&I PRU, partially offset by higher same store parts and service gross profit.
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
Parts and service same store gross profit outperformed the Prior Year, as described above for parts and service same store revenues.

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
SG&A Expenses
SG&A as a percentage of gross profit increased 350 basis points and 280 basis points on an as reported and same store basis, respectively, compared to the Prior Year.
Total SG&A expenses in the U.S. during the Current Year increased $76.8 million, or 6.8%, as compared to the Prior Year, primarily driven by the acquisition of stores and higher same store SG&A expenses. Total same store SG&A expenses in the U.S. during the Current Year increased $23.3 million, or 2.0%, as compared to the Prior Year, primarily driven by increased activity related to outside services and professional fees, loaner car related expenses, advertising expenses, freight tools and supplies costs and legal settlements compared to the Prior Year. In addition, higher than historical average inflation has contributed to the increase in these same store SG&A expense categories. These increases were partially offset by lower employee related costs.

Reported Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended September 30,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$344.4	$296.4	$47.9	16.2%	$25.6	7.5%
Used vehicle retail sales	336.1	276.5	59.5	21.5%	23.6	13.0%
Used vehicle wholesale sales	34.6	28.3	6.4	22.5%	2.4	14.0%
Total used	370.7	304.8	65.9	21.6%	26.0	13.1%
Parts and service sales	72.5	61.8	10.7	17.3%	5.2	8.9%
F&I, net	17.9	16.1	1.8	11.3%	1.3	3.3%
Total revenues	$805.5	$679.1	$126.4	18.6%	$58.2	10.0%
Gross profit:
New vehicle retail sales	$29.4	$25.9	$3.4	13.2%	$2.3	4.2%
Used vehicle retail sales	15.7	15.5	0.2	1.4%	1.1	(5.9)%
Used vehicle wholesale sales	(1.9)	(0.3)	(1.6)	NM	(0.1)	NM
Total used	13.8	15.2	(1.4)	(9.4)%	1.0	(16.0)%
Parts and service sales	42.5	36.1	6.4	17.6%	3.1	9.1%
F&I, net	17.9	16.1	1.8	11.3%	1.3	3.3%
Total gross profit	$103.5	$93.3	$10.2	10.9%	$7.7	2.7%
Gross margin:
New vehicle retail sales	8.5%	8.8%	(0.2)%
Used vehicle retail sales	4.7%	5.6%	(0.9)%
Used vehicle wholesale sales	(5.5)%	(0.9)%	(4.6)%
Total used	3.7%	5.0%	(1.3)%
Parts and service sales	58.6%	58.4%	0.1%
Total gross margin	12.9%	13.7%	(0.9)%
Units sold:
Retail new vehicles sold	8,271	7,492	779	10.4%
Retail used vehicles sold	11,123	10,255	868	8.5%
Wholesale used vehicles sold	3,360	3,003	357	11.9%
Total used	14,483	13,258	1,225	9.2%
Average sales price per unit sold:
New vehicle retail	$43,342	$39,563	$3,779	9.6%	$3,225	1.4%
Used vehicle retail	$30,213	$26,967	$3,246	12.0%	$2,121	4.2%
Gross profit per unit sold:
New vehicle retail sales	$3,551	$3,464	$88	2.5%	$281	(5.6)%
Used vehicle retail sales	$1,408	$1,507	$(99)	(6.5)%	$101	(13.3)%
Used vehicle wholesale sales	$(566)	$(87)	$(479)	NM	$(36)	NM
Total used	$950	$1,146	$(196)	(17.1)%	$69	(23.1)%
F&I PRU	$922	$905	$17	1.9%	$66	(5.4)%
Other:
SG&A expenses	$79.3	$65.1	$14.1	21.7%	$5.7	13.0%
SG&A as % gross profit	76.6%	69.8%	6.8%
NM — Not Meaningful

Same Store Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended September 30,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$340.9	$295.7	$45.2	15.3%	$25.3	6.7%
Used vehicle retail sales	329.5	275.2	54.3	19.7%	23.1	11.3%
Used vehicle wholesale sales	34.1	28.1	6.0	21.3%	2.4	12.9%
Total used	363.6	303.3	60.3	19.9%	25.4	11.5%
Parts and service sales	68.1	59.0	9.1	15.4%	4.9	7.1%
F&I, net	17.6	16.0	1.6	10.1%	1.3	2.2%
Total revenues	$790.2	$674.1	$116.2	17.2%	$57.0	8.8%
Gross profit:
New vehicle retail sales	$29.1	$25.9	$3.2	12.4%	$2.3	3.6%
Used vehicle retail sales	15.2	15.4	(0.2)	(1.0)%	1.1	(8.1)%
Used vehicle wholesale sales	(1.9)	(0.3)	(1.7)	NM	(0.1)	NM
Total used	13.3	15.1	(1.8)	(12.1)%	1.0	(18.5)%
Parts and service sales	40.4	34.8	5.7	16.3%	2.9	7.9%
F&I, net	17.6	16.0	1.6	10.1%	1.3	2.2%
Total gross profit	$100.4	$91.8	$8.7	9.5%	$7.4	1.4%
Gross margin:
New vehicle retail sales	8.5%	8.8%	(0.2)%
Used vehicle retail sales	4.6%	5.6%	(1.0)%
Used vehicle wholesale sales	(5.7)%	(0.9)%	(4.7)%
Total used	3.7%	5.0%	(1.3)%
Parts and service sales	59.3%	58.9%	0.4%
Total gross margin	12.7%	13.6%	(0.9)%
Units sold:
Retail new vehicles sold	8,202	7,462	740	9.9%
Retail used vehicles sold	10,895	10,175	720	7.1%
Wholesale used vehicles sold	3,306	2,978	328	11.0%
Total used	14,201	13,153	1,048	8.0%
Average sales price per unit sold:
New vehicle retail	$43,284	$39,632	$3,652	9.2%	$3,213	1.1%
Used vehicle retail	$30,241	$27,047	$3,194	11.8%	$2,117	4.0%
Gross profit per unit sold:
New vehicle retail sales	$3,551	$3,471	$80	2.3%	$280	(5.8)%
Used vehicle retail sales	$1,396	$1,510	$(114)	(7.5)%	$100	(14.2)%
Used vehicle wholesale sales	$(585)	$(89)	$(496)	NM	$(38)	NM
Total used	$935	$1,148	$(213)	(18.6)%	$68	(24.5)%
F&I PRU	$922	$906	$15	1.7%	$66	(5.6)%
Other:
SG&A expenses	$76.5	$63.7	$12.9	20.2%	$5.5	11.6%
SG&A as % gross profit	76.2%	69.4%	6.8%
NM — Not Meaningful

U.K. Region — Three Months Ended September 30, 2023 Compared to 2022
The following discussion of our U.K. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.11 at September 30, 2022, to £1 to $1.22 at September 30, 2023, or an increase in the value of the GBP of 9.6%.
Revenues
Total revenues in the U.K. during the Current Quarter increased $126.4 million, or 18.6%, as compared to the Prior Year Quarter, driven by higher same store results and the acquisition of stores.
Total same store revenues in the U.K. during the Current Quarter increased $116.2 million, or 17.2%, as compared to the Prior Year Quarter. On a constant currency basis, total same store revenues increased 8.8%, driven by outperformances across all of our business lines.
New vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by more units sold, coupled with higher new vehicle retail pricing. The shortage of new vehicle inventory, compared to pre-COVID levels, despite recent manufacturers’ production improvements, drove strong pricing. Vehicle demand was and continues to be pent-up from past years due to Brexit and the COVID-19 pandemic. In addition, despite the increase in same store new vehicle units sold, we experienced vehicle delivery shortages from BMW, MINI and Volkswagen in the Current Quarter, limiting our revenue potential for the Current Quarter. We ended the Current Quarter with a U.K. new vehicle inventory supply of 22 days, two days higher than the Prior Year Quarter, but below pre-COVID levels.
Used vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by more units sold, coupled with higher used vehicle retail pricing.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by increases in customer pay, warranty and wholesale revenues, reflecting increased business activity and increased same store technician headcount, providing greater capacity to meet increased demand. We have invested in improvements to our U.K. customer contact center, streamlining operations to make scheduling appointments easier for customers, resulting in an increase in parts and service activity driving an increase in revenues as compared to the Prior Year Quarter.
F&I, net same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by an increase in retail units sold, partially offset by a decrease in income per contract for retail finance fees.
Gross Profit
Total gross profit in the U.K. during the Current Quarter increased $10.2 million, or 10.9%, as compared to the Prior Year Quarter, driven by higher same store results and the acquisition of stores.
Total same store gross profit in the U.K. during the Current Quarter increased $8.7 million, or 9.5%, as compared to the Prior Year Quarter. On a constant currency basis, total same store gross profit increased 1.4% driven by improvements in new vehicle retail, parts and service sales and F&I, net gross profit, partially offset by the decline in total used vehicle gross profit.
New vehicle retail same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, due to an increase in new vehicle retail units sold, partially offset by a decrease in new vehicle retail gross profit per unit sold, on a constant currency basis.
Used vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year Quarter, driven by a decrease in used vehicle retail same store gross profit per unit sold, partially offset by an increase in used vehicle retail units sold. This decrease in gross profit per unit sold was driven by increases in used vehicle acquisition costs, outpacing the increase in used vehicle retail average sales price per unit sold as a result of continued inflationary pressures.
Parts and service same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, driven by increases in parts and service same store revenues, as discussed above.
F&I, net same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter as described above in F&I, net same store revenues.
Total same store gross margin in the U.K. decreased 90 basis points, primarily driven by lower same store total used gross margin caused by inflationary impacts on our used vehicle customers and higher used vehicle acquisition prices.

SG&A Expenses
SG&A as a percentage of gross profit increased by 681 basis points on both an as reported and same store basis compared to the Prior Year Quarter.
Total SG&A expenses in the U.K. during the Current Quarter increased $14.1 million, or 21.7%, as compared to the Prior Year Quarter, primarily driven by increases in same store SG&A and the acquisition of stores. Total same store SG&A expenses in the U.K. during the Current Quarter increased $12.9 million, or 20.2%, as compared to the Prior Year Quarter. On a constant currency basis, total same store SG&A expenses increased 11.6%. These increases were primarily driven by increased employee-related expenses and facilities-related expenses as a result of higher activity and continued inflationary pressures compared to the Prior Year Quarter. The lack of vehicle deliveries from certain manufacturers discussed above, resulted in higher than anticipated SG&A as a percentage of gross profit given our staffing levels assumed the sale of these vehicles.

Reported Operating Data — U.K.
(In millions, except unit data)

	Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,019.1	$898.0	$121.2	13.5%	$(6.6)	14.2%
Used vehicle retail sales	965.6	906.3	59.2	6.5%	(11.4)	7.8%
Used vehicle wholesale sales	96.9	101.2	(4.3)	(4.2)%	(1.3)	(3.0)%
Total used	1,062.5	1,007.5	55.0	5.5%	(12.7)	6.7%
Parts and service sales	217.9	183.4	34.5	18.8%	(1.9)	19.9%
F&I, net	52.5	51.4	1.0	2.0%	(0.5)	3.0%
Total revenues	$2,352.0	$2,140.3	$211.7	9.9%	$(22.0)	10.9%
Gross profit:
New vehicle retail sales	$92.8	$79.6	$13.1	16.5%	$(0.2)	16.8%
Used vehicle retail sales	49.4	50.4	(1.0)	(2.1)%	(0.7)	(0.6)%
Used vehicle wholesale sales	(2.5)	(1.8)	(0.7)	(40.6)%	—	(40.9)%
Total used	46.9	48.7	(1.8)	(3.6)%	(0.7)	(2.2)%
Parts and service sales	127.5	109.5	18.0	16.5%	(1.1)	17.5%
F&I, net	52.5	51.4	1.0	2.0%	(0.5)	3.0%
Total gross profit	$319.7	$289.2	$30.4	10.5%	$(2.7)	11.4%
Gross margin:
New vehicle retail sales	9.1%	8.9%	0.2%
Used vehicle retail sales	5.1%	5.6%	(0.4)%
Used vehicle wholesale sales	(2.6)%	(1.7)%	(0.8)%
Total used	4.4%	4.8%	(0.4)%
Parts and service sales	58.5%	59.7%	(1.2)%
Total gross margin	13.6%	13.5%	0.1%
Units sold:
Retail new vehicles sold	25,082	21,922	3,160	14.4%
Retail used vehicles sold	32,578	30,505	2,073	6.8%
Wholesale used vehicles sold	9,311	9,556	(245)	(2.6)%
Total used	41,889	40,061	1,828	4.6%
Average sales price per unit sold:
New vehicle retail	$42,149	$40,962	$1,187	2.9%	$(272)	3.6%
Used vehicle retail	$29,639	$29,711	$(73)	(0.2)%	$(351)	0.9%
Gross profit per unit sold:
New vehicle retail sales	$3,699	$3,633	$66	1.8%	$(10)	2.1%
Used vehicle retail sales	$1,516	$1,653	$(137)	(8.3)%	$(22)	(7.0)%
Used vehicle wholesale sales	$(267)	$(185)	$(82)	(44.3)%	$1	(44.6)%
Total used	$1,120	$1,215	$(95)	(7.8)%	$(17)	(6.4)%
F&I PRU	$910	$981	$(71)	(7.2)%	$(8)	(6.4)%
Other:
SG&A expenses	$229.6	$196.6	$33.0	16.8%	$(1.8)	17.7%
SG&A as % gross profit	71.8%	68.0%	3.9%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,000.0	$895.9	$104.1	11.6%	$(6.5)	12.3%
Used vehicle retail sales	941.9	901.4	40.5	4.5%	(11.1)	5.7%
Used vehicle wholesale sales	94.9	100.7	(5.9)	(5.8)%	(1.2)	(4.6)%
Total used	1,036.7	1,002.1	34.6	3.5%	(12.4)	4.7%
Parts and service sales	201.8	174.9	26.9	15.4%	(1.8)	16.4%
F&I, net	51.4	51.1	0.3	0.6%	(0.5)	1.5%
Total revenues	$2,290.0	$2,124.0	$166.0	7.8%	$(21.4)	8.8%
Gross profit:
New vehicle retail sales	$90.8	$79.5	$11.3	14.2%	$(0.2)	14.5%
Used vehicle retail sales	47.6	50.1	(2.5)	(5.0)%	(0.7)	(3.6)%
Used vehicle wholesale sales	(2.5)	(1.7)	(0.8)	(45.7)%	—	(45.9)%
Total used	45.0	48.3	(3.3)	(6.8)%	(0.7)	(5.4)%
Parts and service sales	120.3	105.4	14.9	14.2%	(1.1)	15.2%
F&I, net	51.4	51.1	0.3	0.6%	(0.5)	1.5%
Total gross profit	$307.5	$284.3	$23.2	8.2%	$(2.5)	9.1%
Gross margin:
New vehicle retail sales	9.1%	8.9%	0.2%
Used vehicle retail sales	5.1%	5.6%	(0.5)%
Used vehicle wholesale sales	(2.7)%	(1.7)%	(0.9)%
Total used	4.3%	4.8%	(0.5)%
Parts and service sales	59.6%	60.2%	(0.6)%
Total gross margin	13.4%	13.4%	—%
Units sold:
Retail new vehicles sold	24,654	21,836	2,818	12.9%
Retail used vehicles sold	31,716	30,246	1,470	4.9%
Wholesale used vehicles sold	9,150	9,471	(321)	(3.4)%
Total used	40,866	39,717	1,149	2.9%
Average sales price per unit sold:
New vehicle retail	$42,103	$41,027	$1,076	2.6%	$(272)	3.3%
Used vehicle retail	$29,697	$29,802	$(105)	(0.4)%	$(351)	0.8%
Gross profit per unit sold:
New vehicle retail sales	$3,683	$3,640	$43	1.2%	$(10)	1.4%
Used vehicle retail sales	$1,500	$1,656	$(156)	(9.4)%	$(22)	(8.1)%
Used vehicle wholesale sales	$(277)	$(184)	$(93)	(50.9)%	$—	(51.0)%
Total used	$1,102	$1,217	$(115)	(9.5)%	$(17)	(8.1)%
F&I PRU	$912	$981	$(70)	(7.1)%	$(8)	(6.2)%
Other:
SG&A expenses	$221.0	$194.8	$26.1	13.4%	$(1.9)	14.4%
SG&A as % gross profit	71.9%	68.5%	3.3%

U.K. Region — Nine Months Ended September 30, 2023 Compared to 2022
The following discussion of our U.K. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.11 at September 30, 2022, to £1 to $1.22 at September 30, 2023, or an increase in the value of the GBP of 9.6%. Although the exchange rate has shown recent improvement, rate fluctuations during the period still negatively impact our U.K. results when translated from GBP to USD in the Current Year when compared to the Prior Year.
Revenues
Total revenues in the U.K. during the Current Year increased $211.7 million, or 9.9%, as compared to the Prior Year, driven by higher same store results and the acquisition of stores, partially offset by the negative impact of foreign currency exchange rates.
Total same store revenues in the U.K. during the Current Year increased $166.0 million, or 7.8%, as compared to the Prior Year. On a constant currency basis, total same store revenues increased 8.8%, primarily driven by outperformances across all same store revenue streams except used vehicle wholesale sales.
New vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year, primarily driven by more units sold, coupled with improved new vehicle retail pricing. The shortage of new vehicle inventory, compared to pre-COVID levels, despite recent manufacturer production improvements, continued to drive strong pricing. Vehicle demand was and continues to be pent-up from past years due to Brexit and the COVID-19 pandemic. In addition, despite the increase in same store new vehicle units sold, we experienced vehicle delivery shortages from BMW, MINI and Volkswagen in the Current Quarter, limiting our revenue potential in the Current Quarter.
Used vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year, primarily driven by an increase in units sold, coupled with higher used vehicle retail pricing, on a constant currency basis.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year, driven by increases across all business lines, reflecting increased business activity and increased same store technician headcount. We have invested in improvements to our U.K. customer contact center, streamlining operations to make scheduling appointments easier for customers, resulting in an increase in parts and service activity driving an increase in revenues as compared to the Prior Year.
F&I, net same store revenues, on a constant currency basis, outperformed the Prior Year, driven by an increase in retail units sold, partially offset by a decline in income per contract for retail finance fees.
Gross Profit
Total gross profit in the U.K. during the Current Year increased $30.4 million, or 10.5%, as compared to the Prior Year, primarily driven by higher same store results and the acquisition of stores, partially offset by the negative impact of foreign currency exchange rates.
Total same store gross profit in the U.K. during the Current Year increased $23.2 million, or 8.2%, as compared to the Prior Year. On a constant currency basis, total same store gross profit increased 9.1%, driven by improvements in new vehicle retail sales, parts and service sales and F&I, net, partially offset by downward pressures on total used vehicle margin.
New vehicle retail same store gross profit, on a constant currency basis, outperformed the Prior Year, driven by an increase in new vehicle retail units sold, coupled with an increase in new vehicle retail same store gross profit per unit sold from increased prices as described above.
Used vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year, driven by a decrease in used vehicle retail same store gross profit per unit sold, partially offset by an increase in used vehicle retail units sold. This decrease was driven by increases in used vehicle acquisition costs outpacing the increase in used vehicle retail average sales price per unit sold as a result of continued inflationary pressures.
Parts and service same store gross profit, on a constant currency basis, outperformed the Prior Year, driven by increases in parts and service same store revenues and the streamlining of operations, as discussed above.
F&I, net same store gross profit, on a constant currency basis, outperformed the Prior Year as described above in F&I, net same store revenues.
Total same store gross margin in the U.K. was flat period over period driven by improvements in new vehicle retail gross margin due to higher prices from increased customer demand and vehicle supply constraints, described above.

SG&A Expenses
SG&A as a percentage of gross profit increased 386 and 332 basis points on an as reported and same store basis, respectively, compared to the Prior Year.
Total SG&A expenses in the U.K. during the Current Year increased $33.0 million, or 16.8%, as compared to the Prior Year, primarily driven by increases in same store SG&A and the acquisition of stores. Total same store SG&A expenses in the U.K. during the Current Year increased $26.1 million, or 13.4%, as compared to the Prior Year. On a constant currency basis, total same store SG&A expenses increased 14.4%. These increases were primarily driven by increased employee-related expenses and facilities-related expenses as a result of higher activity and continued inflationary pressures, coupled with increased demo and vehicle-related expenses compared to the Prior Year. The lack of vehicle deliveries from certain manufacturers as discussed above, resulted in higher than anticipated SG&A as a percentage of gross profit given our staffing levels assumed the sale of these vehicles in the Current Quarter.
Consolidated Selected Comparisons — Three and Nine Months Ended September 30, 2023 Compared to 2022
The following tables (in millions) and discussion of our results of operations are on a consolidated basis, unless otherwise noted.

	Three Months Ended September 30,
	2023	2022	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$23.1	$21.8	$1.3	6.2%
Floorplan interest expense	$16.5	$6.5	$10.0	153.1%
Other interest expense, net	$26.5	$19.6	$6.9	35.3%
Provision for income taxes	$56.4	$60.2	$(3.8)	(6.2)%

	Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$68.6	$65.9	$2.7	4.1%
Floorplan interest expense	$44.7	$17.7	$27.1	153.1%
Other interest expense, net	$72.1	$55.5	$16.6	29.9%
Provision for income taxes	$161.6	$182.1	$(20.6)	(11.3)%
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
Total floorplan interest expense during the Current Quarter, increased $10.0 million, or 153.1%, as compared to the Prior Year Quarter. For the Current Year, floorplan interest expense increased $27.1 million, or 153.1%, as compared to the Prior Year. The increase in floorplan interest expense during the Current Quarter and Current Year was driven primarily by an increase in inventories due to improvements in manufacturer inventory as well as acquisitions, partially offset by realized gains on our interest rate swap portfolio due to increases in corresponding interest rates.
Refer to Note 7. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements for additional discussion of interest rate swaps.

Other Interest Expense, Net
Other interest expense, net consists of interest charges primarily on our 4.00% Senior Notes, real estate related debt and other debt, partially offset by interest income.
Other interest expense, net during the Current Quarter, increased $6.9 million, or 35.3%, as compared to the Prior Year Quarter. For the Current Year, other interest expense, net, increased $16.6 million, or 29.9%, as compared to the Prior Year. The increase in other interest expense, net during the Current Quarter and Current Year was primarily attributable to the additional borrowings used to acquire property in our U.S. region. The increase in the Current Year was partially offset by the gain on the de-designation of the mortgage interest rate swap of $4.0 million. Refer to Note 9. Debt within our Notes to Condensed Consolidated Financial Statements for additional discussion of our debt. Refer to Note 7. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements for additional discussion of the de-designation of the mortgage interest rate swap.
Provision for Income Taxes
Provision for income taxes of $56.4 million during the Current Quarter decreased by $3.8 million, or 6.2%, as compared to the Prior Year Quarter. For the Current Year, our provision for income taxes of $161.6 million decreased by $20.6 million, or 11.3%, as compared to the Prior Year. The tax expense decrease in the Current Quarter and Current Year, as compared to the Prior Year, was primarily due to lower pre-tax book income. Our Current Quarter effective tax rate of 25.6% was higher than our Prior Year Quarter effective tax rate of 23.4%. The tax rate increase was primarily due to taxable gains from asset dispositions and the higher U.K. statutory tax rate in the Current Quarter compared to the Prior Year Quarter.
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
Available Liquidity Resources
We had the following sources of liquidity available (in millions):

September 30, 2023
Cash and cash equivalents	$52.9
Floorplan offset accounts	210.7
Available capacity under Acquisition Line	462.8
Total liquidity	$726.4
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

The following table reconciles cash flows on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Nine Months Ended September 30,
	2023	2022	% Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$392.5	$533.4	(26.4)%
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisitions and dispositions	156.5	187.8
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	5.7	9.1
Adjusted net cash provided by operating activities	$554.7	$730.3	(24.0)%
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$(345.8)	$(325.9)	(6.1)%
Change in cash paid for acquisitions, associated with Floorplan notes payable	64.9	7.7
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(44.1)	(3.9)
Adjusted net cash used in investing activities	$(325.0)	$(322.1)	(0.9)%
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities:	$(41.7)	$(198.4)	79.0%
Change in Floorplan notes payable, excluding floorplan offset	(183.0)	(200.7)
Adjusted net cash used in financing activities	$(224.7)	$(399.1)	43.7%
Sources and Uses of Liquidity from Operating Activities — Nine Months Ended September 30, 2023 Compared to 2022
For the Current Year, net cash provided by operating activities decreased by $140.9 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash provided by operating activities decreased by $175.6 million. The decrease on an adjusted basis was primarily driven by a $157.8 million increase in inventory levels and a $101.7 million decrease in net income, partially offset by a $99.4 million increase in floorplan notes payable — manufacturer affiliates.
Sources and Uses of Liquidity from Investing Activities — Nine Months Ended September 30, 2023 Compared to 2022
For the Current Year, net cash used in investing activities increased by $20.0 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in investing activities increased by $2.9 million, due to a $59.4 million decrease in sales proceeds due to the sale of the Brazil Disposal Group in the Prior Year, which did not reoccur in the Current Year, a $44.1 million increase in purchases of property and equipment, including real estate and a $18.9 million decrease in proceeds from disposition of franchises and property and equipment. These increases to adjusted net cash used in investing activities were partially offset by a $117.8 million decrease in acquisition activity compared to the Prior Year.
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
For the Current Year, $137.4 million was used to purchase property and equipment.
Sources and Uses of Liquidity from Financing Activities — Nine Months Ended September 30, 2023 Compared to 2022
For the Current Year, net cash used in financing activities decreased by $156.7 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in financing activities decreased by $174.4 million. The decrease in net cash used in financing activities on an adjusted basis was primarily driven by decreases in share repurchases of $229.0 million compared to the Prior Year, net repayments on the Acquisition Line of $147.2 million and debt issuance costs of $4.3 million, partially offset by decreases in net borrowings on our U.S. Floorplan line of $110.4 million (representing the net cash activity in our floorplan offset account) and decreases in net borrowings of other debt of $96.3 million.

Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of September 30, 2023 (in millions):

	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,200.0	$830.6	$369.4
Acquisition Line (2)	800.0	337.2	462.8
Total revolving credit facility	2,000.0	1,167.8	832.2
FMCC Facility (3)	300.0	76.4	223.6
Total U.S. credit facilities (4)	$2,300.0	$1,244.2	$1,055.8
(1) The available balance at September 30, 2023, includes $191.7 million of immediately available funds. The remaining available balance can be used for vehicle inventory financing.
(2) The outstanding balance of $337.2 million is related to outstanding letters of credit of $12.2 million and $325.0 million in USD borrowings. The available borrowings may be limited from time to time, based on certain debt covenants.
(3) The available balance at September 30, 2023, includes $19.0 million of immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4) The outstanding balance excludes $335.3 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
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
As of September 30, 2023, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of September 30, 2023
	Required	Actual
Total adjusted leverage ratio	< 5.75	2.03
Fixed charge coverage ratio	> 1.20	4.88
Based on our position as of September 30, 2023, and our outlook as discussed within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 9. Debt and Note 10. Floorplan Notes Payable in our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of September 30, 2023.

Share Repurchases and Dividends
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock up to a certain monetary limit. On August 2, 2023, our Board of Directors increased the share repurchase authorization to $250.0 million. For the Current Year, 568,614 shares were repurchased at an average price of $229.57 per share, for a total of $130.5 million, excluding excise taxes of $1.1 million. As of September 30, 2023, we had $184.9 million available under our current stock repurchase authorization.
During the Current Quarter, our Board of Directors approved a quarterly cash dividend of $0.45 per share on all shares of our common stock, which resulted in $6.1 million paid to common shareholders and $0.2 million to unvested RSA holders.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2023, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, during the nine months ended September 30, 2023, there were no changes to the Risk Factors disclosed in Item 1A. Risk Factors of our 2022 Form 10-K.
Recent negative developments affecting the financial services industry, such as insolvency, defaults, or non-performance by financial institutions, could adversely affect our access to capital, liquidity, financial condition and results of operations.
During the Current Year, closures of Silicon Valley Bank, Signature Bank and First Republic Bank and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk concerns. The FDIC, the U.S. Federal Reserve and the U.S. Department of the Treasury jointly announced that depositors at Silicon Valley Bank, Signature Bank and First Republic Bank would have access to their funds, even those in excess of the standard FDIC insurance limits.
Although we are not a party to any transactions with Silicon Valley Bank, Signature Bank, First Republic Bank or any other financial institution currently in receivership, we maintain cash and floorplan offset balances at banks and third-party financial institutions in excess of FDIC insurance limits. If any of our lenders or counterparties to any of our financial instruments were to be placed into receivership or become insolvent, our ability to access our capital and liquidity and process transactions could be impaired and could have a material adverse effect on our business, operations and financial condition. In addition, if any of our suppliers, customers or other parties with whom we conduct business are unable to access funds or lending arrangements with relevant financial institutions, such parties’ ability to pay their obligations to us or to enter into new arrangements with us could be adversely affected. In the event of any future closure of other banks or financial institutions, there is no guarantee that the FDIC, the U.S. Federal Reserve and the U.S. Department of the Treasury will provide access, on a timely basis or at all, to uninsured funds. Finally, one financial institution that participated in our Revolving Credit Facility announced plans to terminate its auto floorplan lending during the first quarter of 2023. Although this lender’s capacity has been replaced by an existing lender within our Revolving Credit Facility, we cannot predict the effects of future disruptions in the financial services industry on our financial condition and operations, nor that of our suppliers, vendors or customers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the Current Quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1, 2023 — July 31, 2023	311	$249.99	311	$96.8
August 1, 2023 — August 31, 2023	71,465	$259.53	71,465	$231.5
September 1, 2023 — September 30, 2023	174,657	$262.87	174,657	$184.9
Total	246,433		246,433
(1) Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. On August 2, 2023, our Board of Directors increased the share repurchase authorization to $250.0 million. Our share repurchase authorization does not have an expiration date and is reduced by the amount of excise taxes incurred.
Future share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, changes in laws and regulations, current economic environment and other factors considered relevant. As of September 30, 2023, we had $184.9 million available under our current share repurchase authorization. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on share repurchases and authorization.

Item 6. Exhibits
The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.
EXHIBIT INDEX

Exhibit Number		Description

2.1#	—	Purchase Agreement, dated as of September 12, 2021, by and among Group 1 Automotive, Inc., GPB Portfolio Automotive, LLC, Capstone Automotive Group, LLC, Capstone Automotive Group II, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC and Prime Real Estate Holdings, LLC (incorporated by reference to Exhibit 2.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2021)
2.2	—	Share Purchase Agreement, dated November 12, 2021, by and between Group 1 Automotive, Inc., Buyer and UAB as intervening party (English translation) (incorporated by reference to Exhibit 2.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on November 15, 2021)
3.1	—
Third Amended and Restated Certificate of Incorporation of Group 1 Automotive, Inc. effective May 18, 2023 (incorporated by reference to Exhibit 3.1of Group 1 Automotive Inc’s Quarterly Report on Form 10-Q (File No. 001-13461) filed July 28, 2023)

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

Group 1 Automotive, Inc.

Date:	October 27, 2023	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer