Form 10-K
period 2023-12-31
GROUP 1 AUTOMOTIVE INC
filed 2024-02-14
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐        No  ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $3.5 billion based on the reported last sale price of common stock on June 30, 2023, which was the last business day of the registrant’s most recently completed second quarter.
As of February 5, 2024, there were 13,685,854 shares of our common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

i

GLOSSARY OF DEFINITIONS
The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
BRL	Brazilian Real (R$)
COVID-19 pandemic	Coronavirus disease first emerging in December 2019 and resulting in the global pandemic in 2020, 2021 and 2022
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPS	Earnings per share
EU	European Union
EV	Electric vehicle
F&I	Finance, insurance and other
FMCC	Ford Motor Credit Company
GBP	British Pound Sterling (£)
NOL	Net operating loss
NYSE	New York Stock Exchange
OEM	Original equipment manufacturer
PII	Personally Identifiable Information
PRU	Per retail unit
PSU	Performance stock unit
ROU	Right-of-use
RSA	Restricted stock award
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
USD	United States Dollar
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the U.S.
VSC	Vehicle service contract
WACC	Weighted average cost of capital

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Unless the context requires otherwise, references to “we,” “us,” “our”, “Group 1” or the “Company” are intended to mean the business and operations of Group 1 Automotive, Inc. and its subsidiaries.
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
These forward-looking statements are based on our expectations and beliefs as of the date of this Form 10-K concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable when and as made, there can be no assurance that future developments affecting us will be those that we anticipate. Our forward-looking statements involve significant risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, the risks set forth in Item 1A. Risk Factors of this Form 10-K.
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

PART I
Item 1. Business
General
Group 1 Automotive, Inc. is a leading operator in the automotive retail industry. Through our omnichannel platform, we sell and/or lease new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts retail and wholesale. We have operations in geographically diverse markets that extend across 17 states in the U.S. and 34 towns and cities in the U.K. As of December 31, 2023, our retail network consisted of 144 dealerships and 28 collision centers in the U.S. and 55 dealerships and 13 collision centers in the U.K.
Discontinued Operations
On November 12, 2021, we entered into a Share Purchase Agreement (the “Brazil Agreement”) with Original Holdings S.A. (“Buyer”) to dispose of our Brazilian operations. Pursuant to the terms and conditions set forth in the Brazil Agreement, Buyer agreed to acquire 100% of the issued and outstanding equity interests of our Brazilian operations (the “Brazil Disposal Group”) for approximately BRL 510 million in cash (the “Brazil Disposal”). On July 1, 2022, we completed the Brazil Disposal. The Brazil Disposal Group met the criteria to be reported as discontinued operations. Therefore, the related assets, liabilities and operating results of the Brazil Disposal Group are reported as discontinued operations (the “Brazil Discontinued Operations”) for all periods presented. Effective as of the fourth quarter of 2021, we have two reportable segments: the U.S. and the U.K. Refer to Note 20. Segment Information within our Notes to Consolidated Financial Statements within this Form 10-K, for further information on our reportable segments. Refer to Note 4. Discontinued Operations and Other Divestitures within the Notes to Consolidated Financial Statements within this Form 10-K, for additional information regarding business dispositions. Unless otherwise specified, disclosures in this Form 10-K reflect continuing operations only.
Dealership Operations
Our new vehicle revenues include new vehicle sales and lease transactions, completed at our dealerships or via our digital platform, AcceleRide®. We sell retail used vehicles directly to our customers at our dealerships and via AcceleRide® and wholesale our used vehicles at third party auctions. We sell replacement parts and provide both warranty and non-warranty maintenance and repair services at each of our franchised dealerships, as well as provide collision repair services at the 41 collision centers that we operate. We also sell parts to wholesale customers. Revenues from our F&I operations consist primarily of fees for arranging financing and selling vehicle service and insurance contracts in connection with the retail sale of a new or used vehicle. We offer a wide variety of third-party finance, vehicle service and insurance products in a convenient manner at competitive prices.
The following chart presents total revenues and gross profit contribution from our operations by new vehicles, used vehicles, parts and service and F&I for the year ended December 31, 2023 (“Current Year”):

The following chart presents our diversity of new vehicle unit sales by manufacturer for the Current Year:
The following table shows our new vehicle unit sales geographic mix for the Current Year and our franchise count as of December 31, 2023:

		New vehicle unit sales geographic mix (%)	Franchises
Region	Geographic Market
U.S.	Texas	38.4%	81
	Massachusetts	9.0%	22
	Oklahoma	5.6%	19
	California	5.9%	7
	Georgia	3.6%	9
	New Mexico	2.9%	8
	Maine	1.8%	6
	New Jersey	2.2%	8
	New Hampshire	2.1%	6
	Florida	3.0%	5
	South Carolina	1.6%	3
	Louisiana	1.7%	6
	Kansas	1.2%	3
	New York	1.0%	2
	Alabama	0.4%	1
	Maryland	0.5%	2
	Mississippi	0.4%	1
		81.3%	189

U.K.	United Kingdom	18.7%	78
		100.0%	267

Business Strategy
Our business strategy is built on our commitment to maximize the return on investment for our stockholders sustainably. We intend to execute our business strategy, underpinned by the following four key components:
•Business growth through portfolio and operations optimization;
•Leading customer experience;
•Employer of choice; and
•OEM Partner of choice.
Business Growth Through Portfolio and Operations Optimization
At Group 1, growing and improving our operations is fundamental to future success, driven by the following key activities:
•Mergers and Acquisitions
•Dispositions
•Operations optimization
In 2021 to 2023, the retail automotive industry experienced multiple merger and acquisition transactions. Despite this increase in merger and acquisition activity, the industry remains fragmented to a significant degree. We believe there will continue to be opportunity for consolidation within the industry. Consistent with our acquisition activity completed in 2021, 2022 and 2023, we intend to pursue opportunities in growth-positioned or economically stable markets, or that are economically accretive to our existing markets in 2024 and beyond, specifically focusing on brands, large dealership operations and/or dealership clusters that will provide attractive returns to our portfolio. Acquisitions completed within our existing markets allow us to better capitalize on economies of scale and provide for cost saving opportunities in key expense areas such as used vehicle sourcing, advertising, purchasing, data processing and personnel utilization. In addition to cost savings opportunities, scale enables us to make the EV, facility, compliance, real estate, and technology investments necessary to thrive in today’s retail automotive industry.
In addition to expanding our portfolio through acquisitions, from time to time, we make decisions to optimize our portfolio by disposing of certain assets or operations. In some instances, we dispose of underperforming dealerships which do not meet our return objectives. We may also dispose of certain dealerships in order to complete strategic acquisition opportunities. Specifically, we may dispose of a less significant dealership to allow us to acquire a more substantial dealership within the same or another geographic area based on the ownership limitations imposed in the various franchise agreements.
Refer to Note 3. Acquisitions and Note 4. Discontinued Operations and Other Divestitures within the Notes to Consolidated Financial Statements within this Form 10-K, for additional information regarding our acquisitions and dispositions.
Operations optimization includes leveraging our dealership’s full potential and local scale advantage to improve operational efficiency. This includes focusing on operational excellence at each dealership and other facilities, including, but not limited to, standardization of key common processes and taking advantage of shareable business resources. We believe our operations optimization efforts will provide a strategic advantage by structurally lowering our operating costs.
Leading Customer Experience
Our customers drive what we do each day, and we seek to provide them with an industry-leading customer experience, both physically in our stores and digitally. With our expansive portfolio of brands and service capabilities across significant geographical areas, we believe we can service the needs of each and every member of our customers’ families. To drive the leading customer experience we endeavor to:
•Adopt new technology
•Drive process improvement
•Improve the customer aftersales journey

As new and innovative tools become available, we seek to quickly adopt those that provide a mutual benefit to our customers and Group 1. Our digital platform, AcceleRide®, allows customers to shop for and purchase and/or lease new and used vehicles, including a full selection of finance and insurance options; receive instant cash offers or trade-in of vehicles; and schedule service appointments at the customers’ convenience. A customer can step in and out of the buying process using AcceleRide®, while also working with a sales agent in one of our stores. The digital and in-store experiences do not have to be mutually exclusive. We continuously evaluate our processes to identify opportunities for automation, enabling us to facilitate our customers’ vehicle inventory selection on a more expedited basis, process parts inventory and F&I products transactions quicker and price cars more competitively for our customers using the latest and most accurate information available.
With a focus on the aftersales impact on the customer journey, we have and will continue to increase customer retention through more convenient service hours, training of our service advisors, selling service contracts with vehicle sales and customer relationship management software that allows us to provide targeted marketing to our customers.
Employer of Choice Within Automotive Industry
At Group 1, our employees are the cornerstone to our operations and business success. We seek to be the employer of choice within the automotive industry, by focusing on:
•Talent Management and Employee Engagement;
•Providing Training and Development;
•Promoting Employee Safety and Well-Being; and
•Market Competitive Compensation and Benefits.
To help our workforce feel heard and supported, we solicit employee feedback through multiple channels. We leverage our intracompany communication platform, the Meta-based Workplace app, to bring our teams together digitally and provide our leadership team the ability to engage in more frequent, direct communication with our employees. Our management team routinely visits our stores, meeting with and soliciting feedback from employees at all levels. The results of the annual engagement survey and employee discussions inform our overall human capital management methods and other growth strategies.
We routinely create and offer department or job-specific training and professional development opportunities to meet employees’ needs. In addition to providing career growth pathways for employees, annually our Board of Directors reviews management’s succession planning for key positions throughout the organization. We believe that embracing DEI (“Diversity, Equity, and Inclusion”) allows us to attract and develop high-performing employees, which leads to a more engaged workforce and lower turnover.
We maintain policies and procedures to mitigate personnel health and safety risks and to help prevent accidents. Partnering with health and safety expert, KPA, we take measures to ensure our working environments are safe and all employees receive department-specific training on how to avoid injury, report potential hazards and respond to emergencies. In 2023, we hired a Health and Safety Manager for our U.S. operations, to lead our health and safety initiatives.
We recognize the importance of providing support for our employees’ physical, mental and financial wellness. Our market competitive pay and benefits packages include paid family leave, flexible work schedules and a comprehensive health and wellness program. We offer medical, dental and vision insurance plans for employees and dependents, 401(k) matching and an employee stock purchase plan. In select locations, Group 1 also offers commuter benefits that save employees commuting costs through subsidized public transportation and parking fees. We continue to modify our benefits to maintain competitiveness and to better suit the needs of our diverse employees.
OEM Partner of Choice
We regard our OEMs as strategic partners and rely on them to deliver high-quality products and services for our customers. Key to the success of our business is the determination to be great partners to our OEMs. We work closely with our OEMs and regularly communicate with them regarding material sourcing, marketing, recalls, safety and other factors that influence our business relationship and the customer experience.
Competition
The automotive retail industry is highly competitive across all our service lines. Consumers have a number of choices when deciding where and how to (i) purchase and/or lease a new or used vehicle as well as select related vehicle financing and insurance products; (ii) purchase related parts and accessories; and (iii) procure vehicle maintenance and repair services. We believe the principal competitive factors in the automotive retailing industry are location, service, price, selection, online capabilities, established customer relationships, and reputation.

New Vehicles Sales
In the new vehicle market, our dealerships compete with other franchised dealerships in their market areas, as well as auto brokers, leasing companies and internet companies that provide referrals to, or broker vehicle sales with, other dealerships or customers. Our principal new vehicle dealer competitors also have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we do. We do not have any cost advantage in purchasing new vehicles from vehicle manufacturers, and our current franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. Several companies are currently manufacturing EVs for sale primarily through the internet, under a direct-to-consumer model, without using the traditional dealer-network or are considering such a strategy, including some of our OEM partners. Certain of our vehicle manufacturers in the U.K. recently transitioned or have announced plans to explore an agency model for selling new vehicles. Under an agency model, our franchised dealerships receive a fee for facilitating the sale of a new vehicle to a customer but no longer record the vehicle sales price as revenue, record vehicles in inventory or incur floorplan interest expense, as has been historical practice. The agency model, if adopted by other manufacturers, would reduce revenues.
Used Vehicle Sales
In the used vehicle market, our dealerships compete both in their local market and nationally with other franchised dealers, large multi-location used vehicle retailers, local independent used vehicle dealers, automobile rental agencies and private parties for the supply and resale of used vehicles.
Parts and Service
We believe the principal competitive factors in the parts and service business are the quality of customer service, timeliness of service, the use of factory-approved replacement parts, familiarity with a manufacturer’s brands and models, location, price, the availability and competence of technicians, and the availability of training programs to enhance such expertise. In the parts and service market, our dealerships compete with other franchised dealers to perform warranty maintenance and repairs, conduct manufacturer recall services and sell factory replacement parts. Our dealerships also compete with other automobile dealers, franchised and independent service center chains and independent repair shops for non-warranty repair and maintenance business. In addition, our dealerships sell replacement and aftermarket parts both locally and nationally in competition with franchised and independent retail and wholesale parts outlets. A number of regional or national chains offer selected parts and services at prices that may be lower than ours. Our collision centers compete with other large, multi-location companies, as well as local, independent, collision service operations.
F&I
We believe the principal competitive factors in the F&I business are convenience, interest rates, product availability and affordability, product knowledge, flexibility in contract length and ease of consumer understanding. We face competition in arranging financing for our customers’ vehicle purchases from a broad range of unaffiliated third-party financial institutions. Many financial institutions now offer their own menu of F&I products, providing an alternative to our product offering, which may reduce our profits from the sale of these products through reduced penetration.
Manufacturers’ Relationships and Agreements
Each of our U.S. dealerships operates under one or more franchise agreements with vehicle manufacturers or authorized distributors. The franchise agreements grant the franchised automobile dealership a non-exclusive right to sell the manufacturer’s or distributor’s brand of vehicles and offer related parts and service within a specified market area. These franchise agreements also grant franchised dealerships the right to use the manufacturer’s or distributor’s trademarks in connection with their operations, and impose numerous operational requirements and restrictions relating to, among other things, inventory levels, working capital levels, the sales process, sales performance requirements, customer satisfaction standards, marketing and branding, facility standards and signage, personnel, changes in management, change in control and monthly financial reporting.
Most of our dealerships’ franchise agreements continue indefinitely and those with definite terms are renewed or superseded by a new agreement. Each of our franchise agreements may be terminated or not renewed by the manufacturer for a variety of reasons, including unapproved changes of ownership or management and performance deficiencies in such areas as sales volume, sales effectiveness and customer satisfaction. In most cases, manufacturers have renewed the franchises upon expiration so long as the dealership is in compliance with the terms of the agreement. We diligently work with our manufacturers to address any performance issues.

Our dealership service departments perform vehicle repairs and service for customers under manufacturer warranties. We are reimbursed for those repairs and service by the manufacturer. Some manufacturers offer rebates to new vehicle customers, which we are required, under specific program rules, to adequately document, support and collect. In addition, some manufacturers provide us with incentives to order and/or sell certain models and/or volumes of inventory over designated periods of time. Under the terms of our dealership franchise agreements, the respective manufacturers are able to perform warranty, incentive and rebate audits and charge us back for unsupported or non-qualifying warranty repairs, rebates or incentives.
In addition to the individual dealership franchise agreements discussed above, we have entered into framework agreements in the U.S. with most major vehicle manufacturers and distributors. These agreements impose a number of restrictions on our operations, including our ability to make acquisitions and obtain financing, and on our management. These agreements also contain change of control provisions related to the ownership of our common stock. For a discussion of these restrictions and the risks related to our relationships with vehicle manufacturers, please refer to Item 1A. Risk Factors.
Governmental Regulations
Automotive and Other Laws and Regulations
We operate in a highly regulated industry. A number of laws and regulations applicable to automotive companies affect our business and conduct, including, but not limited to our sales, operations, financing, insurance, advertising and employment practices. These laws and regulations include state franchise laws and regulations, consumer protection laws and other extensive laws and regulations applicable to new and used motor vehicle dealers. Additionally, in every jurisdiction in which we operate, we must obtain various permits and licenses in order to conduct our business.
In general, the U.S. jurisdictions in which we operate have automotive dealership franchise laws, which generally provide that it is unlawful for a manufacturer or distributor to terminate or not renew a franchise unless “good cause” exists. As a result, it generally is difficult, outside of bankruptcy, for a manufacturer or distributor to terminate, or not renew, a franchise under these laws, which were designed to protect dealers.
The U.K. generally does not have automotive dealership franchise laws and, as a result, our U.K. dealerships operate without these types of specific protections. However, similar protections may be available as a matter of general U.K. contractual law. In addition, our U.K. dealerships are subject to U.K. antitrust rules prohibiting certain restrictions on the sale of new vehicles and spare parts and on the provision of repairs and maintenance. For instance, authorized dealers are generally able to, subject to manufacturer facility requirements, relocate or add additional facilities, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on cross supplies (including on transfers of dealerships) between existing authorized dealers within the EU. However, under the EU Motor Vehicle Block Exemption Regulation, which was retained in U.K. law following U.K.’s exit from the EU on January 31, 2020, certain restrictions on dealerships are permissible in franchise agreements provided certain conditions are met. In October 2022, the Competition and Markets Authority of the U.K. published recommendations to introduce an updated U.K. equivalent broadly similar to the EU Motor Vehicle Block Exemption Regulations. The U.K. Motor Vehicle Block Exemption Regulation is applicable until May 31, 2029.
Data Privacy
We are subject to numerous laws and regulations designed to protect the information of clients, customers, employees and other third parties that we collect and maintain. Some of the more significant regulations that we are required to comply with include the U.K.’s General Data Protection Regulation (“U.K. GDPR”) and, the California Consumer Privacy Act, as amended and enhanced effective January 1, 2023 by the California Privacy Rights Act (as so amended, the “CCPA”), and the Federal Trade Commission (“FTC”) Safeguards Rule. These regulations provide for various data protection requirements related to protection of customer’s personally identifiable information, notice requirements related to data breaches and obligations to inform a consumer, at or before collection, of the purpose and intended use of the collection, and to delete a consumer’s personal information upon request. If an organization violates the U.K. GDPR, the organization can be fined up to 4% of annual global turnover or 20 million euros, whichever is greater. The CCPA allows the California Attorney General to bring actions against non-compliant businesses with fines of $2,500 per violation or, if intentional, up to $7,500 per violation and permits a private right of action for certain violations of laws. The FTC Safeguards Rule contains procedural, technical and personnel requirements that financial institutions, including dealers, must satisfy to meet their information security obligations.

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
These laws, regulations and controls may impose numerous obligations on our operations including the acquisition of permits to conduct regulated activities, the imposition of restrictions on where or how to manage or dispose of used products and wastes, the incurring of capital expenditures to limit or prevent releases of such material, and the imposition of substantial liabilities for pollution resulting from our operations or attributable to former operations. For example, in the U.S., most of our dealerships utilize storage tanks that are subject to testing, containment, upgrading and removal regulations under the federal Resource Conservation and Recovery Act, analogous state statutes and their implementing regulations. Failure to comply with these laws, regulations and permits may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory remedial and corrective action obligations or increase of capital expenditures, restrictions, delays and cancellations in permitting or in the performance or expansion of projects and the issuance of injunctions limiting or preventing some or all of our operations in affected areas. Additionally, certain environmental laws may result in imposition of joint and several strict liability, which could cause us to become liable as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. For instance, an accidental release from one of our storage tanks could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations.
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
The threat of climate change continues to attract considerable attention in the U.S., U.K. and elsewhere globally. As a result, numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government, in locations affecting our business, to monitor and limit existing emissions of greenhouse gas (“GHG”), as well as to restrict or eliminate such future emissions. Gas and diesel-powered automobiles are one source of GHG emissions and in the recent past, the U.S. Environmental Protection Agency (“EPA”), together with the National Highway Traffic Safety Administration (“NHTSA”), implemented GHG emissions limits on vehicles manufactured for operation in the U.S. On January 20, 2021, President Joe Biden issued an executive order recommitting the United States to participation in the Paris Agreement, which is a United Nations-sponsored, non-binding agreement for nations to limit their GHG emissions through individually determined reduction goals every five years after 2020. The U.K. is similarly committed to the Paris Agreement, and the U.K. announced that it plans to ban sales of new gasoline and diesel-powered vehicles after 2035. Similar planned bans have been announced in California, New Mexico, Massachusetts and New York. Additional regulation of GHG emissions from the vehicles could increase the cost of the vehicles sold to us. Government bans or restrictions on certain vehicle types could impact the mix of vehicles that we offer for sale. Consumer concerns regarding climate change could also alter consumer preferences and adversely affect our ability to market and sell vehicles. These developments could increase our costs of operation as well as reduce our volume of business.

Vehicle manufacturers in the U.S. are also subject to regulations by the EPA and the NHTSA that establish corporate average fuel economy (“CAFE”) standards applicable to light-duty vehicles. These agencies have finalized more stringent standards for both heavy-duty and light-duty vehicles and for increased fuel economy for vehicles in upcoming model years. California and other states have indicated they would pursue more stringent CAFE and GHG standards than required by current EPA and NHTSA standards. Comparable laws and regulations have been enacted in the U.K, including updated standards for cars, vans and heavy-duty trucks for upcoming model years. Our OEMs require lead time to prepare new vehicle models and more stringent regulations could result in increased costs and time constraints or result in our OEMs deciding to increase production targets of EVs in anticipation of such regulations. These developments could also significantly increase our costs of operation as well as reduce our volume of business. For additional information, see Item 1A. Risk Factors within this Form 10-K.
The EPA proposes higher emissions standards each year and beginning with model year 2027, there is expected to be new battery durability requirements and changes to certain existing air emissions credit programs. These regulations could increase or accelerate the adoption of certain emissions reducing technologies, and further market penetration for hybrid, plug-in and battery-electric vehicles. For example, should the proposed regulations be enacted, the EPA projects that at least 60% of new light-duty passenger vehicles sold in the U.S. would be battery-electric by 2030. The EPA also estimates that the regulations, if finalized, would increase costs for auto manufacturers and reduce consumer repair costs for covered vehicles. The EPA projects the regulations to become final during 2024.
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
The automotive retailing business is also subject to substantial risk of real and personal property loss as a result of significant concentration of real and personal property values at dealership locations. Under self-insurance programs, we retain various levels of risk associated with aggregate loss limits and per claim deductibles. In certain cases, we insure costs in excess of our retained risk under various contracts with third-party insurance carriers. Although we believe our insurance coverage is adequate, we cannot be assured that we will not be exposed to uninsured losses that could have a material adverse effect on our business, results of operations and financial condition. We are also subject to potential premium cost fluctuations and changes in loss retention limits with the annual renewal of these programs.
For further discussion, refer to Item 1A. Risk Factors, within this Form 10-K.
Human Capital
People make up the foundation of everything we do at the Company. Our core values — Integrity, Transparency, Professionalism, Teamwork and Respect — define our culture and help us attract and retain talented employees. As of December 31, 2023, we had 16,011 employees (full-time, part-time and temporary), of which 12,493 were employed in the U.S. and 3,518 in the U.K.
Employee Engagement
We engage in activities aimed at listening to our employees and addressing their concerns. In turn, our employees deliver superior service to our customers, and ultimately achieve exceptional results for our investors. We solicit employee feedback through multiple channels such as employee surveys and town halls. Our annual employee survey provides our management team with valuable insight into employees’ perception of workplace culture and progress on our corporate mission. The results inform our overall human capital management methods and other growth strategies.
In 2022, we launched the Meta-based Workplace app, an all-in-one communication platform that keeps our employees across the U.S. and U.K. up to date on the latest company news and brings our teams together digitally. The platform offers our executive team the ability to engage in direct and more frequent, real-time communication with our employees. The features of the platform include targeted announcement capabilities, company documents like policies, guidelines and benefits plans, and quick access to employee and department directories. We believe that working together is critical to prepare for coming opportunities and changes affecting us internally and externally.

Training and Development
We routinely create and offer department or job-specific training and professional development opportunities to meet employees’ needs. In addition to job specific courses, we also offer leadership training. Employees have opportunities for various certification levels based on training completed and tenure. We have also developed a management training program and a technician training program to attract talent to the automotive industry. In addition to providing career growth pathways for employees, annually our Board of Directors reviews management’s succession planning for key positions throughout the organization.
DEI
We maintain a DEI council that is chaired by our Chief Diversity Officer. The council’s mission is to foster a diverse and inclusive culture where employees of all backgrounds are respected, valued and developed. We enhance employee engagement in DEI by offering training, recruitment and career path development where a sense of belonging is apparent throughout the organization. The council has four primary areas of focus: Talent Acquisition, Talent Development, Community Building and Women in the Workplace. The council consists of a diverse group of employees, providing representation across the organization. Each area has an employee chairperson, as well as an executive sponsor. In addition, employees participate in various diversity and inclusion training programs which were specifically developed for the Company.
Environmental, Social and Governance (“ESG”)
We are committed towards a more sustainable future by working to improve various aspects of our business in the ESG areas most relevant to us, our stakeholders and our industry. Beginning in 2021 we performed a thorough review of our business operations pertaining to: hiring practices, equal pay, promotional practices, health and safety, health insurance, community impact and environmental impact. Building off this analysis, we performed a second assessment in 2022. This effort included a detailed desktop study reviewing key material topics relevant to the automotive industry, an analysis of survey responses from our internal and external stakeholders, and interviews with executive leaders across our business and our Board members. With oversight from our Board of Directors, management annually reviews the Company’s ESG priorities and designates resources for their management and disclosure.
Environmental
Our commitment to sustainability centers on seeking to reduce waste and our collective environmental impact. We look for opportunities to reduce our energy consumption, eliminate waste and accommodate the growing EV market and continue to invest in numerous initiatives to improve our carbon and broader environmental footprint. These opportunities include technological solutions such as: climate control thermostats and LED lighting to improve energy efficiency, solar panels to increase our use of renewable energy and updated waste management systems to improve handling of chemicals and other byproducts from our dealerships’ operations. To prevent any adverse impact on the environment and to protect local water supplies, all of our U.S. service centers utilize oil water separators to properly manage wastewater. In addition, all U.S. dealerships that feature car wash services have processes in place to maximize water recycling between uses. At all U.S. and U.K. locations, we manage recycling of waste materials. We also recycle IT hardware, tires, oil, paint and damaged automotive parts.
The widespread adoption of EVs has accelerated in recent years. We are certified in EV service and repair. We have equipped our facilities with EV charging equipment, specialized lifts, EV-specific shop equipment and battery storage to sufficiently cater to the emerging EV market.
Social
We maintain a human capital strategy that supports a talented, diverse and inclusive workforce with equal opportunity. The Company offers programs for training and career advancement, strong benefits, incentives, and health, safety and wellness initiatives as described above within Human Capital. In addition, the Company has a history of philanthropy and volunteerism. We actively contribute to our local communities in different and meaningful ways. Our efforts include employee volunteering, donations to local causes, support to educational programs and hosting community gatherings at our dealerships. In 2023, the role of Corporate Communication and Community Engagement Manager was created to align our efforts across the Company. Our focus is centered around helping children, fostering education and addressing the needs of first responders and the homeless.
Governance
Our Board of Directors has four standing committees to assist in fulfilling its responsibilities: the Audit Committee, the Compensation and Human Resources Committee, the Governance and Corporate Responsibility Committee and the Finance/Risk Management Committee.

Our Governance & Corporate Responsibility Committee advises the Board on appropriate corporate governance guidelines and has direct oversight of our ESG policies and practices. Other Board committees also play a role in ESG: our Finance/Risk Management Committee oversees our Enterprise Risk Management processes and cybersecurity matters, our Compensation & Human Resources Committee oversees human capital management and health and safety matters and our Audit Committee oversees financial reporting, legal and regulatory compliance risks. Additionally, our management team and cross-functional subject matter experts are responsible for the implementation of our ESG strategy, initiatives and communications.
To improve business performance, better serve our customers and communities and enhance our competitive advantage, Group 1 is focused on hiring and developing a talented, diverse workforce. This starts with our Board. As Group 1 continues to evolve, so do the perspectives, skills and experiences the Board seeks in its director nominees. We believe the composition of our Board is critical to our success. As such, one-third of our directors are women, all of whom serve as committee chairs.
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
A shortage of new vehicle supply in 2022 and much of 2023, led by a global semiconductor and other parts shortage, as well as high inflation and high interest rates led to a deviation from historical seasonal variations. As a result, historical seasonal variation patterns may not be an appropriate indicator of current and future trends in seasonal variations.
Internet Website and Availability of Public Filings
Our internet address is www.group1auto.com. We make the following information available free of charge on our website:
•Annual Report on Form 10-K;
•Quarterly Reports on Form 10-Q;
•Current Reports on Form 8-K;
•Amendments to the reports filed or furnished electronically with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act;
•Our Corporate Governance Guidelines;
•The charters for our Audit, Compensation & Human Resources, Finance/Risk Management and Governance & Corporate Responsibility Committees;
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
References to the Company’s website in this Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Form 10-K.
Item 1A. Risk Factors
The following risks have had or in the future could have a material adverse effect on our business and results of operations.
Market and Industry Risks
Availability and demand for and pricing of our products and services may be adversely impacted by economic conditions, financial developments including rising inflation, high energy prices, increasing interest rates, a potential recessionary environment, and other factors.
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
During the Current Year, the global economy experienced elevated inflation and increased volatility in gasoline and energy prices. In response to inflationary pressures and macroeconomic conditions, the U.S. Federal Reserve, along with other central banks, including in the U.K., maintained interest rates at heightened levels throughout 2023, which could lower demand for new and used vehicles in future periods. In Europe, rising energy costs as a result of supply disruptions and increased winter demand for heating could place additional strain on our suppliers’ ability to maintain current production levels of vehicles and vehicle parts. Across the EU, these energy constraints could result in nations or regions enacting emergency energy related policies, limiting energy availability for manufacturers. Any such production constraints could further exacerbate an already ailing supply chain. The impact of these macroeconomic developments on our operations cannot be predicted with certainty.
Sustained inflation, increased energy costs and a prolonged recession could adversely impact our operations, the operations of our suppliers and customer demand for our vehicles and services. Continued interest rate increases or the maintenance of interest rates at current levels could have a material adverse impact on our interest expense and ability to obtain financing through the debt markets, as well as consumers’ ability to obtain financing for the purchase of new and used vehicles. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional analysis regarding our interest rate sensitivity.
Increased demand for personal electronics, coupled with the impact of the COVID-19 pandemic on manufacturers, created a shortfall of semiconductor chips. This adversely impacted production of new vehicles, parts and other supplies in 2022 and much of 2023, thereby reducing new vehicle inventories, increasing new vehicle prices and limiting the availability of replacement parts. Under these conditions, automotive dealer profits have increased sharply as new vehicle prices and margins have more than offset the effects of lower new vehicle volume. While semi-conductor chip and other parts shortages were substantially resolved by the end of 2023 and vehicle production has increased, inventory levels remain below pre-COVID-19 pandemic levels for certain OEMs. If vehicle inventory is restored to pre-COVID-19 pandemic levels, new vehicle prices could decrease thereby resulting in reduced profitability at our dealerships.
A significant portion of our vehicles purchased by customers are financed. Tightening of the credit markets, increases in interest rates and credit conditions have and may continue to decrease the availability or increase the costs of automotive loans and leases and adversely impact our new and used vehicle sales and margins. In particular, if sub-prime finance companies apply further higher credit standards or if there is a further decline in the overall availability of credit in the sub-prime lending market, the ability of selected consumers to purchase vehicles could be even more limited, which could have a material adverse effect on our business and results of operations.
In addition, local economic, competitive and other conditions affect the performance of our dealerships. Our results of operations depend substantially on general economic conditions and spending habits in those regions of the U.S. and U.K. where we maintain our operations.

EV inventory has been building in 2023 for certain brands, outpacing the buildup of non-EV inventory, as EV sales volume has lagged OEM deliveries in recent quarters. While EV sales continued to increase in 2023, the growth trend has not continued at the pace experienced in the two years prior. Challenges with EV technologies continue to make headlines within the U.S. media market, raising concerns around consumer demand and interest in the products. Should EV demand decline at the same time as more OEMs transition to EV models, this could have a material adverse effect on our business and results of operations.
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
Our common stock is traded publicly, and various securities analysts follow our financial results and frequently issue reports on the Company which include information about our historical financial results as well as their estimates of our future performance. These estimates are based on their own opinions and are often different from management’s estimates or expectations of our business. If our operating results are below the estimates or expectations of public market analysts and the expectations of our investors, our stock price could decline, adversely affecting, among other things, our access to capital and investor confidence in management and those charged with governance.
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
Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, reductions in access to capital or credit, labor strikes or similar disruptions (including within their major suppliers), supply shortages, rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products, including due to bankruptcy, product defects, litigation, ability to keep up with technology and business model changes, poor product mix or unappealing vehicle design, governmental laws and regulations, natural disasters or other adverse events. In particular, all of our OEMs are investing material amounts to develop electric and autonomous vehicles. These investments could cause financial strain on our OEMs or fail to deliver attractive vehicles for customers which could lead to adverse impacts on our business. The OEMs have been and could continue to be impacted by disruptions to the economy, lower than anticipated EV adoption, delays in increasing factory production, labor negotiations, parts shortages, including semiconductor chips, and other disruptions. These and other risks could materially adversely affect the financial condition of any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which in turn could have a material adverse effect on our business, results of operations and financial condition.
During the Current Year, the majority of our manufacturers’ production continued at reduced levels as a result of global semiconductor and other parts shortages. Despite recent improvements in production by certain manufacturers driving an improvement in vehicles days’ supply, our new vehicle inventory continues to be impacted compared to historical levels. Our new vehicle days’ supply of inventory was approximately 37 days as of December 31, 2023, as compared to 24 days and 12 days for the years ended December 31, 2022 and 2021, respectively. It is impossible to predict with certainty the duration of the production issues or when normalized production will resume at these manufacturers. If our manufacturers’ production remains at current reduced levels or in some cases continues to decline, diminishing our ability to meet the immediate needs of our customers, the production shortage could have a material adverse impact on our financial and operating results.
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
A manufacturer may also limit the number of its dealerships that we may own overall or in a particular geographic area. From time to time, we have not met all of the manufacturers’ requirements to make acquisitions and have received requests from manufacturers to dispose of certain of our dealerships. In the event one or more of our manufacturers sought to prohibit future acquisitions or imposed requirements to dispose of one or more of our dealerships, our acquisition and growth strategy could be adversely affected. Furthermore, if current manufacturers or future manufacturers are not required to conduct their business in accordance with state franchise laws and thereby circumvent the current dealer-network to sell directly to the customer, our results of operations may be materially and adversely affected.

Substantial competition in automotive sales, F&I and services could adversely impact our sales and our margins.
The automotive retail industry is highly competitive. Within our markets we are subject to competition from franchised automotive dealerships and other businesses as it relates to new and used vehicles, F&I, and parts and service. The internet has become a significant part of the advertising and sales process in our industry. Customers are using the internet to compare prices for new and used vehicles, automotive repair and maintenance services, finance and insurance products and other automotive products. If we are unable to effectively use the internet to attract customers to our own online channels, such as our AcceleRide® platform, and mobile applications, and, in turn, to our stores, our business, financial condition, results of operations and cash flows could be materially adversely affected. The use of social media by consumers increases the speed and extent that information and opinions can be shared, and negative posts or comments on social media about the Company or any of our dealerships could damage our reputation and brand names, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Regulatory requirements to reduce emissions in response to climate change, as well as changes in consumer demand towards fuel-efficient vehicles, and shifts in product offerings by manufacturers to meet such demand, could adversely affect our new and used vehicle sales volumes, parts and service revenues and our results of operations.
Volatile fuel prices have affected and may continue to affect consumer preferences in connection with the purchase of our vehicles. Rising fuel prices result in consumers being less likely to purchase larger, more expensive vehicles, such as sports utility vehicles or luxury automobiles, and more likely to purchase smaller, less expensive and more fuel-efficient vehicles. Conversely, lower fuel prices could have the opposite effect. Sudden changes in customer preferences make maintenance of an optimal mix of large and small vehicle inventory a challenge. Further increases or sharp declines in fuel prices could have a material adverse effect on our business and results of operations.
Changes in fuel prices, changes in customer preferences, government support, improvements in EVs and more EV options have increased the customer demand for more fuel-efficient vehicles and EVs. Significant increases in fuel economy requirements, new federal or state restrictions on emissions of carbon dioxide or new federal or state incentive programs that have or may be imposed on vehicles and automobile fuels could adversely affect demand for certain vehicles, annual miles driven or the products we sell. For example, on April 12, 2023, the EPA proposed regulations establishing more stringent air emissions limits for light and medium-duty vehicles, which include passenger cars, vans, pickups, sedans and SUVs for model years 2027 through 2032. Representatives of the U.K. government have proposed a ban on the sale of gasoline engines in new cars and new vans that would take effect as early as 2035. These and similar proposals may have a significant impact on the future mix of vehicles provided by our manufacturers. Any future impact of these regulations on our operations cannot be predicted with certainty.
With a potential increase in demand by consumers for EVs, and government support for such actions, certain manufacturers have also announced plans to increase production of fuel-efficient vehicles and EVs. As more EVs potentially enter the market, and internal combustion or diesel engine vehicle production is reduced, it will be necessary to adapt to such changes by selling and servicing these units effectively in order to meet consumer demands and support the profitability of our dealerships. We may not be able to accurately predict, prepare for and respond to new kinds of technological innovations with respect to EV and other technologies that minimize emissions. If maintenance costs of EVs were to substantially decrease, this could have a material adverse effect on our parts and service revenues. If consumer demand increases for fuel efficient vehicles or EVs and our manufacturers are not able to adapt and produce vehicles that meet the customer demands or we are unable to align with the manufacturers of these vehicles, such events could adversely affect our new and used vehicle sales volumes, parts and service revenues and our results of operations.

Additionally, in October 2023, the Governor of California signed the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”) into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-related Financial Disclosures (“TCFD”) recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s (“ISSB”) climate-relate disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of $500 million. Reporting under both laws would begin in 2026. Currently, the ultimate impact of these laws on our business is uncertain—the Governor of California has directed further consideration of the implementation deadlines for each of the laws, and there is potential for legal challenges to be filed with respect to the scope of the law—but, absent clarification or revisions to the law, alongside the SEC proposed rule, finalization and implementation may result in additional costs to comply with these disclosure requirements as well as increased costs of and restrictions on access to capital for us or our customers. Separately, these and other enhanced climate related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions.
If we are unable to acquire and successfully integrate new dealerships into our business, the growth of our revenues and earnings could be adversely affected.
Growth in our revenues and earnings partially depends on our ability to acquire new dealerships and successfully integrate those dealerships into our existing operations. We cannot guarantee that we will be able to identify and acquire dealerships in the future. In addition, we cannot guarantee that any acquisitions will be successful or on terms and conditions consistent with past acquisitions. Restrictions imposed by our manufacturers, as well as covenants contained in our debt instruments, may directly or indirectly limit our ability to acquire additional dealerships. As competition for acquisitions increases that may result in fewer acquisition opportunities available to us and/or higher acquisition prices, and some of our competitors may have greater financial resources than us.
In addition, acquisitions involve a number of special risks, including, among other things:
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
The integration process for acquisitions requires us to expand the scope of our operations and financial and other systems. Our management devotes a substantial amount of time and attention to the process of integrating the operations of acquired dealerships into our business.
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
On January 1, 2023, Mercedes Benz transitioned to an agency model for distribution of vehicles in the U.K. after collaborating with various automotive retailers and conducting pilot programs. In addition to the transition by Mercedes Benz in the U.K., certain of our other vehicle manufacturers serving the U.K. and U.S. markets recently announced plans to explore an agency model for selling new vehicles. These announcements include, among others, a transition to agency model in the U.K. for Mini and Jaguar Land Rover in 2025 and BMW in 2026. Under an agency model, our franchised dealerships receive a fee for facilitating the sale of a new vehicle to a customer but no longer record the vehicle sales price as revenue, record vehicles in inventory or incur floorplan interest expense, as has been historical practice. The agency model, as adopted by Mercedes Benz, resulted in reduced revenues, as we act as an agent of Mercedes Benz, receiving a commission for each sale and other expense fee support. We did not experience a material negative or positive impact to the U.K. region gross margin and consolidated results of operations as a result of the change to the Mercedes Benz agency model. Notwithstanding this fact, we cannot predict the actions of other manufacturers and whether the agency models proposed by them will have the same terms and conditions as those contracted by Mercedes Benz. The agency model, if adopted by other manufacturers, would reduce revenues. The other impacts to our U.K. and the U.S. regions and consolidated results of operations remain uncertain until such time as the other vehicle manufacturers provide additional details regarding their specific agency model plans. We are uncertain if agency models will be widely adopted in the U.K. or U.S.
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
Further, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology we use to safeguard confidential, personal, or otherwise protected information. As the breadth and complexity of the technologies we use continue to grow, including as a result of the use of mobile devices, cloud services, open-source software, social media and the increased reliance on devices connected to the internet, the potential risk of security breaches and cybersecurity attacks also increases. Despite ongoing efforts to improve our ability to protect data from compromise, we may not be able to protect all of our data across our diverse systems and third-party vendors. Our efforts to improve security and protect data result in increased capital and operating costs.

In addition, we are subject to numerous laws and regulations designed to protect the information of clients, customers, employees and other third parties that we collect and maintain. See Item 1. Business — Governmental Regulations for information on our risks related to compliance with such laws and regulations.
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
Some of our dealerships are concentrated in states and regions in the U.S. and U.K., in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, snowstorms, flooding, tornados, and hailstorms) have in the past, and may in the future, disrupt our dealership operations. A disruption in our operations can adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property value at dealership locations. Natural disasters and severe weather events have in the past, and may in the future, impair the value of our dealership property and other assets. Although we have, subject to certain limitations and exclusions, substantial insurance, including business interruption insurance, we may be exposed to uninsured losses that could have a material adverse effect on our business, results of operations and financial condition. Additionally, should we suffer significant losses in a short period of time, we run the risk that our premiums and/or deductibles could increase, which could adversely affect our business.
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
New laws and regulations at the state and federal level may be enacted which could materially adversely impact our business. For example, in December 2023, the FTC adopted new regulations for automotive dealers that would prohibit a wide range of current industry-accepted sales practices with regard to sales and advertising of our vehicles and products, require an extensive series of both oral and written disclosures to be made at the initial contact in regard to the sale price of vehicles, financial terms and voluntary protection products, mandate the posting of certain pricing and other information on dealer websites, and impose burdensome recordkeeping requirements (the “CARS Rule”). While litigation has stayed the implementation of the CARS Rule, if implemented our failure to adhere to these new policies could subject the Company to significant monetary and other penalties or require us to make adjustments to our products and services, any or all of which could result in lost revenues, increased expenses and substantial adverse publicity. These changes, if adopted as proposed, may lead to additional transaction times for the sale of vehicles, complicate the transaction process, decrease customer satisfaction, and impose recordkeeping burdens on our employees, among other effects. If these regulations were to be enacted, it could have an adverse effect on our business and profitability. Future legislation and regulations and changes in existing legislation and regulations, or interpretations thereof, could cause additional expenditures, tax liabilities, restrictions and delays in connection with our current business as well as future projects, the extent of which cannot be predicted.
We are subject to automotive and other laws and regulations, which, if we are found to have violated, may adversely affect our business and results of operations.
A number of laws and regulations applicable to automotive companies affect our business and conduct, including, but not limited to, our sales, operations, financing, insurance, advertising and employment practices. Other rules such as franchise laws and regulations, consumer protection laws and other extensive laws and regulations apply to new and used motor vehicle dealers. Additionally, in every jurisdiction in which we operate, we must obtain various permits and licenses in order to conduct our business. From time to time, various regulatory agencies conduct reviews of business practices that impact our industry, like the Financial Conduct Authority’s ongoing industry investigation into customer complaints related to financing transactions, which was extended on January 11, 2024. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory remedial obligations or the issuance of injunctions limiting or prohibiting our operations.
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
We assess goodwill and other indefinite-lived intangibles for impairment on an annual basis, or more frequently when events or circumstances indicate that an impairment may have occurred. Performance issues at individual dealerships, as well as adverse retail automotive industry and economic trends, increase the risk of an impairment charge, which could have a material adverse impact on our results of operations. No goodwill impairments were recorded during the years ended December 31, 2023, 2022 and 2021. During the years ended December 31, 2023 and 2022, we recognized $25.1 million and $1.3 million, respectively, of intangible franchise rights impairment. We did not recognize any intangible franchise rights impairment during the year ended December 31, 2021. We may be required to record impairment charges if market and industry conditions deteriorate to such a level whereby the fair value of our reporting units, individually, is less than the carrying value of the corresponding reporting unit. We are subject to several market and industry risks as outlined elsewhere herein this Item 1A. Risk Factors, which could have a material adverse impact on our cash flows. We cannot accurately predict the amount and timing of any additional impairment charge at this time; however, any such impairment charge could have an adverse effect on our results of operations. Refer to Note 12. Intangible Franchise Rights and Goodwill within our Notes to Consolidated Financial Statements for further discussion of impairment.
New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.
The implementation of new SEC rules and regulations and accounting standards could require certain systems, internal processes and controls and other changes that could increase our operating costs, and result in changes to our financial statements.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Description of Processes for Assessing, Identifying, and Managing Cybersecurity Risks
In the ordinary course of business, our information systems on which we run our business operations and store confidential or proprietary data, such as PII about our customers and our employees, are subject to potential cyber-attack. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. See “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology (“IT”) systems. We have implemented security measures that are designed to detect and protect against cyberattacks. In particular, we seek to assess, identify and manage cybersecurity risks through the processes described below:
•Risk Assessment:
A multi-layered system designed to protect and monitor data and cybersecurity risk has been implemented. Regular assessments and testing of our cybersecurity safeguards are conducted by independent third-party cybersecurity experts. Our internal audit department additionally conducts regular audits to assess management’s processes and controls employed to identify and manage material cybersecurity risks. We use a variety of layered applications to alert us to suspicious activity.
•Incident Identification and Response:
A security information and event management process (“SIEM”) has been implemented to help promptly identify cybersecurity incidents. In the event of any breach or cybersecurity incident, we have an incident response plan within our SIEM that is designed to provide for action to contain the incident, mitigate the impact, and restore normal operations efficiently. We conduct annual reviews of our cyber incident response plan.
•Cybersecurity Training and Awareness:
Cybersecurity awareness among our employees is promoted with regular training and awareness programs. Employees who access our systems are required to undergo annual cybersecurity training and, each year, employees are required to test their understanding of our cybersecurity policies. Further, our employees that handle personally identifiable information are required to undergo training, including phishing exercises and awareness programs on the appropriate management, use and protection of that information.
•Access Controls:
We have endeavored to implement physical access controls to prevent access to endpoints that may leave Company data vulnerable to attack. We have also sought to implement systems to prevent encrypted information from bypassing certain Company-defined information control mechanisms and have also sought to purge or wipe information from certain Company-defined endpoints after consecutive, unsuccessful logon attempts or other indicators of unauthorized access.
Finally, we have implemented encrypted virtual private networks in an effort to enhance the integrity of remote connections and have endeavored to protect wireless access points to our systems using authentication of users and/or devices. Segmented networks and user access controls are used to limit unauthorized access to sensitive information and systems. Employees are required to use multi factor authentication and regularly update their passwords.
•Encryption and Data Protection:
Encryption methods are used to protect sensitive data in transit and at rest. This includes the encryption of customer data, financial information, and other confidential data. We also have a program in place to monitor our retained data by identifying PII and ensuring it is not stored outside of approved locations and systems. We have endeavored to use strong, up-to-date encryption algorithms and to regularly update and patch systems in an effort to guard against vulnerabilities. Similarly, we have sought to manage encryption keys with use of a secure key management system and rotation of keys after use. We have implemented secure protocols, including, e.g., HTTPS for web traffic and SFTP for file transfers.
Processes designed to monitor for cybersecurity incidents are also intended to protect our data. Our cybersecurity safeguards, including those provided by third parties, are designed to monitor for unauthorized access. These services are designed to monitor for both internal and external threats.
Finally, we have implemented encrypted virtual private networks for remote connections. The above cybersecurity risk management processes are integrated into the Company’s overall enterprise risk management program. Cybersecurity risks are understood to be significant business risks, and as such, are considered as an important component of our enterprise-wide risk management approach.

Impact of Risks from Cybersecurity Threats
As of the date of this Report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Processes designed to monitor for cybersecurity incidents are also intended to protect our data. Our cybersecurity safeguards, including those provided by third parties, are designed to monitor for unauthorized access, extraction, and deletion of certain sensitive data, large quantities of data, and other anomalous network traffic. These services are designed to monitor for both internal and external threats. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our IT systems could have significant consequences to our business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our IT systems.
Board of Directors’ Oversight of Risks from Cybersecurity Threats
The Board of Directors oversees risks from cybersecurity threats. The Board of Directors delegates oversight of our operations risk, including quarterly reviews of cybersecurity and data protection, to the Finance/Risk Management Committee, and delegates compliance with cybersecurity policies to the Audit Committee. Both the Finance/Risk Management Committee and the Audit Committee report to the full Board of Directors on cybersecurity matters. Additionally, on an annual basis, management reviews results from tests of key cybersecurity systems with the full Board of Directors and the steps taken to mitigate new cybersecurity risks which have been identified.
The Finance/Risk Management Committee oversees the formal process to identify risks company-wide, allocate them to the appropriate committee of the Board of Directors, and ensure that risk mitigation activities are being followed. At each of its meetings, the Finance/Risk Management Committee receives presentations from our Chief Information Officer (the “CIO”) on cybersecurity and information security risk, as well as our cybersecurity initiatives.
The Audit Committee oversees compliance with cybersecurity policies with guidance from members of management, including the Vice President of Internal Audit, who informs the Audit Committee on the audit results of cybersecurity controls.
Management’s Role in Assessing and Managing Cybersecurity Threats
Our IT and Security team, which is headed by our CIO, is responsible for our efforts to comply with cybersecurity standards, establish industry-recognized protocols and protect the integrity, confidentiality and availability of our IT infrastructure. Our CIO and various members of the IT and Security team, meet regularly with members of management to address key security and privacy issues. Our CIO has more than 24 years of infrastructure and cybersecurity experience and holds various relevant certifications. We also have formed a cyber event incident team, composed of our CIO, Chief Financial Officer, Corporate Controller, Chief Legal Officer and vice president of Internal Audit, who upon the occurrence of a cybersecurity incident, would convene to assess the materiality of the event as well as the appropriate remediation and escalation procedures, including escalation to our Chief Executive Officer and the Board of Directors. Our internal audit department additionally conducts regular audits to assess management’s processes and controls employed to identify and manage material cybersecurity risks.

Item 2. Properties
We lease our corporate headquarters, located at 800 Gessner, Suite 500, Houston, Texas. We own our regional headquarters in the U.K. As of December 31, 2023, we had 199 dealerships as shown below by region and by whether the associated real estate is leased or owned:

	Dealerships
Region	Owned	Leased
United States	108	36
United Kingdom	26	29
Total	134	65
Item 3. Legal Proceedings
For discussion of our legal proceedings, refer to Note 17. Commitments and Contingencies within our Notes to Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol “GPI.” There were 34 holders of record of our common stock as of February 5, 2024. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
October 1, 2023 — October 31, 2023	87,043	$249.12	87,043	$163.9
November 1, 2023 — November 30, 2023	57,262	$276.35	57,262	$148.0
December 1, 2023 — December 31, 2023	16,663	$282.42	16,663	$143.3
Total	160,968		160,968
(1) Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. On August 2, 2023, our Board of Directors increased the Company’s share repurchase authorization to $250.0 million. Our share repurchase authorization does not have an expiration date.
Future share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, changes in laws and regulations, current economic environment and other factors considered relevant. As of December 31, 2023, we had $143.3 million available under our current stock repurchase authorization. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-K for additional information on share repurchases and authorization.
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
The returns of each member of the peer group are weighted according to each member’s stock market capitalization. The graph assumes that the value of the investment in our common stock, the S&P 500 Index and the peer group was $100 on the last trading day of December 2018, and that all dividends were reinvested.

	Base Period	Indexed Returns for the Years Ended
Company /Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Group 1 Automotive, Inc.	$100.00	$192.39	$253.80	$380.78	$354.66	$603.54
S&P 500 Index — Total Return	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Peer Group	$100.00	$153.07	$224.48	$314.05	$290.01	$411.17

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Part I, including the matters set forth in Item 1A. Risk Factors, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. Refer to Item 1. Business — General for an overview of our operations. Additionally, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2022 compared to fiscal year 2021.
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
Recent Events
On October 7, 2023, Hamas, an internationally designated terrorist organization and ruling party of the Gaza strip in Palestine, launched an attack on Israel. On October 8, 2023, Israel declared war on Hamas with the armed conflict ongoing as of the date of this filing. In tandem with such conflict, the Houthi movement, which controls parts of Yemen, has targeted and launched numerous attacks on Israeli, American and international commercial marine vessels in the Red Sea as the ships approach the Suez Canal, resulting in many shipping companies re-routing to avoid the region altogether and worsening existing supply chain issues, including delays in supplier deliveries, extended lead times and increased cost of freight and materials, including certain parts required for EU vehicle production. It is not known at this time what impact, if any, this war and regional instability will have on the global economy, our operations or the operations of our suppliers.
On September 15, 2023, the United Auto Workers (“UAW”) announced a labor strike at certain facilities of Ford Motor Company, General Motors Company and Stellantis N.V. (collectively the “Big 3” domestic automakers). The strike ended at different dates for each of the Big 3 however all ended prior to December 31, 2023. The strike was limited in its scope and we did not experience a significant impact on our domestic vehicle and parts inventory.
Our manufacturers’ production continued at historically reduced levels in the Current Year, despite recent production improvements over that same period for some of those manufacturers. Prior to the UAW labor strike, production and related inventory constraints were primarily a result of sustained global semiconductor and other parts shortages, as well as armed conflicts impacting the global supply chain, including the ongoing conflict in Ukraine. Increased deliveries from all manufacturers in the Current Year drove a higher volume of new units sold and lack of new vehicle availability in prior years also helped maintain elevated new vehicle retail sales prices and margins relative to pre-COVID-19 pandemic levels. EV inventory has been building over the Current Year for certain brands, outpacing the buildup of non-EV inventory, as EV sales volume has lagged OEM deliveries in recent quarters. While EV sales continued to increase in 2023, the growth trend has not continued at the pace experienced in the two years prior. Challenges with EV technologies continue to make headlines within the U.S. media market, raising concerns around consumer demand and interest in the products. Our new vehicle days’ supply of inventory was approximately 37 days at December 31, 2023, as compared to 24 and 12, at December 31, 2022 and 2021, respectively. In the Current Year, we noted increases of new vehicle days’ supply of inventory for most manufacturers. As new vehicle days’ supply of inventory normalizes, we expect further pressure on sales prices and margins.

On April 12, 2023, the EPA proposed regulations establishing more stringent air emissions limits for light and medium-duty vehicles, which include passenger cars, vans, pickups, sedans and SUVs for model years 2027 through 2032. The EPA proposes higher emissions stringency each year, beginning with model year 2027. These proposed standards include new battery durability requirements and changes to certain existing air emissions credit programs. These regulations could increase or accelerate the adoption of certain emissions reducing technologies, and further market penetration for hybrid, plug-in and battery-EVs. For example, should the proposed regulations be enacted, the EPA projects that at least 60% of new light-duty passenger vehicles sold in the U.S. would be battery-electric by 2030. The EPA also estimates that the regulations, if finalized, would increase costs for auto manufacturers and reduce consumer repair costs for covered vehicles. The EPA projects the regulations to become final in 2024. The regulations, as proposed in their current form, may have a significant impact on the future mix of vehicles provided by our manufacturers. Although the future impact of these regulations on our operations cannot be predicted with certainty, we will continue to monitor and evaluate any proposed or issued regulations.
The global economy continues to experience inflation. In response to higher than historical average inflationary pressures and challenging macroeconomic conditions, the U.S. Federal Reserve, along with other central banks, including in the U.K., increased interest rates throughout 2022 and maintained rates at elevated levels throughout 2023. As a consequence, the cost of financing vehicles for our consumers has increased and created affordability challenges in addition to higher vehicle prices over the past three years. Continued inflation reducing the disposable income of our customers, volatility in new vehicle availability and higher interest rates increasing the monthly cost of financing vehicles, contributed to used vehicle prices declining in the latter part of 2022 and during the Current Year.
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
We evaluate goodwill and intangible franchise rights for impairment annually as of October 31, or more frequently if events or circumstances indicate possible impairment has occurred. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative assessment for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required.
In 2023, we elected to perform a quantitative test. Based on the quantitative goodwill test performed for the U.S. and U.K. reporting units in the fourth quarter of 2023, no impairments of goodwill were recorded during the Current Year. No goodwill impairments were recorded on any reporting units during the year ended December 31, 2022 (the “Prior Year”). The quantitative goodwill impairment test is dependent on management estimates and assumptions used to determine the fair value of our reporting units. Refer to Note 12. Intangible Franchise Rights and Goodwill within our Notes to Consolidated Financial Statements for further discussion of goodwill, including management’s use of estimates and assumptions.
During the Current Year, $25.1 million of impairment was recorded for intangible franchise rights. In the Prior Year, impairment charges of $1.3 million were recorded for intangible franchise rights. As our intangible franchise rights are tested for impairment at the dealership level, any impairments are specific to the performance and outlook of the respective dealership.
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
Reported Operating Data — Consolidated
(In millions, except unit data)

	For the Years Ended December 31,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$8,774.6	$7,452.5	$1,322.0	17.7%	$13.9	17.6%
Used vehicle retail sales	5,693.5	5,673.3	20.2	0.4%	3.7	0.3%
Used vehicle wholesale sales	441.4	364.6	76.9	21.1%	0.1	21.1%
Total used	6,135.0	6,037.9	97.1	1.6%	3.8	1.5%
Parts and service sales	2,222.3	2,009.5	212.7	10.6%	2.5	10.5%
F&I, net	741.9	722.2	19.7	2.7%	0.4	2.7%
Total revenues	$17,873.7	$16,222.1	$1,651.6	10.2%	$20.4	10.1%
Gross profit:
New vehicle retail sales	$767.0	$825.6	$(58.6)	(7.1)%	$1.5	(7.3)%
Used vehicle retail sales	300.9	313.8	(12.8)	(4.1)%	0.1	(4.1)%
Used vehicle wholesale sales	(3.8)	—	(3.8)	NM	—	NM
Total used	297.2	313.8	(16.6)	(5.3)%	—	(5.3)%
Parts and service sales	1,214.2	1,103.7	110.5	10.0%	1.3	9.9%
F&I, net	741.9	722.2	19.7	2.7%	0.4	2.7%
Total gross profit	$3,020.3	$2,965.2	$55.1	1.9%	$3.1	1.8%
Gross margin:
New vehicle retail sales	8.7%	11.1%	(2.3)%
Used vehicle retail sales	5.3%	5.5%	(0.2)%
Used vehicle wholesale sales	(0.9)%	—%	(0.9)%
Total used	4.8%	5.2%	(0.4)%
Parts and service sales	54.6%	54.9%	(0.3)%
Total gross margin	16.9%	18.3%	(1.4)%
Units sold:
Retail new vehicles sold	175,566	154,714	20,852	13.5%
Retail used vehicles sold	187,656	184,700	2,956	1.6%
Wholesale used vehicles sold	43,763	37,072	6,691	18.0%
Total used	231,419	221,772	9,647	4.3%
Average sales price per unit sold:
New vehicle retail	$50,325	$48,170	$2,156	4.5%	$426	3.6%
Used vehicle retail	$30,340	$30,716	$(376)	(1.2)%	$20	(1.3)%
Gross profit per unit sold:
New vehicle retail sales	$4,369	$5,336	$(967)	(18.1)%	$9	(18.3)%
Used vehicle retail sales	$1,604	$1,699	$(95)	(5.6)%	$—	(5.6)%
Used vehicle wholesale sales	$(86)	$—	$(86)	NM	$(1)	NM
Total used	$1,284	$1,415	$(131)	(9.2)%	$—	(9.2)%
F&I PRU	$2,043	$2,128	$(85)	(4.0)%	$1	(4.1)%
Other:
SG&A expenses	$1,926.8	$1,783.3	$143.4	8.0%	$2.7	7.9%
SG&A as % gross profit	63.8%	60.1%	3.7%
Floorplan expense:
Floorplan interest expense	$64.1	$27.3	$36.8	134.9%	$0.1	134.5%
Less: floorplan assistance (1)	71.2	56.0	15.2	27.2%	—	27.2%
Net floorplan expense	$(7.1)	$(28.7)	$21.6		$0.1
(1) Floorplan assistance is included within Gross profit — New vehicle retail sales above and Cost of sales — New vehicle retail sales in our Consolidated Statements of Operations.
NM - not meaningful

Same Store Operating Data — Consolidated
(In millions, except unit data)

	For the Years Ended December 31,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$8,191.2	$7,277.5	$913.7	12.6%	$13.7	12.4%
Used vehicle retail sales	5,378.4	5,553.7	(175.3)	(3.2)%	3.7	(3.2)%
Used vehicle wholesale sales	411.9	355.5	56.5	15.9%	0.1	15.9%
Total used	5,790.3	5,909.1	(118.8)	(2.0)%	3.8	(2.1)%
Parts and service sales	2,128.9	1,952.6	176.3	9.0%	2.4	8.9%
F&I, net	700.4	705.4	(5.1)	(0.7)%	0.4	(0.8)%
Total revenues	$16,810.8	$15,844.6	$966.2	6.1%	$20.1	6.0%
Gross profit:
New vehicle retail sales	$714.3	$806.1	$(91.7)	(11.4)%	$1.5	(11.6)%
Used vehicle retail sales	285.4	307.6	(22.2)	(7.2)%	0.1	(7.2)%
Used vehicle wholesale sales	(3.7)	0.2	(4.0)	NM	—	NM
Total used	281.7	307.8	(26.2)	(8.5)%	—	(8.5)%
Parts and service sales	1,159.8	1,072.4	87.4	8.1%	1.2	8.0%
F&I, net	700.4	705.4	(5.1)	(0.7)%	0.4	(0.8)%
Total gross profit	$2,856.2	$2,891.7	$(35.5)	(1.2)%	$3.0	(1.3)%
Gross margin:
New vehicle retail sales	8.7%	11.1%	(2.4)%
Used vehicle retail sales	5.3%	5.5%	(0.2)%
Used vehicle wholesale sales	(0.9)%	0.1%	(1.0)%
Total used	4.9%	5.2%	(0.3)%
Parts and service sales	54.5%	54.9%	(0.4)%
Total gross margin	17.0%	18.3%	(1.3)%
Units sold:
Retail new vehicles sold	165,659	150,652	15,007	10.0%
Retail used vehicles sold	178,782	180,164	(1,382)	(0.8)%
Wholesale used vehicles sold	41,458	35,934	5,524	15.4%
Total used	220,240	216,098	4,142	1.9%
Average sales price per unit sold:
New vehicle retail	$49,810	$48,307	$1,503	3.1%	$446	2.2%
Used vehicle retail	$30,083	$30,826	$(742)	(2.4)%	$21	(2.5)%
Gross profit per unit sold:
New vehicle retail sales	$4,312	$5,350	$(1,038)	(19.4)%	$9	(19.6)%
Used vehicle retail sales	$1,596	$1,707	$(111)	(6.5)%	$—	(6.5)%
Used vehicle wholesale sales	$(89)	$7	$(96)	NM	$(1)	NM
Total used	$1,279	$1,424	$(146)	(10.2)%	$—	(10.2)%
F&I PRU	$2,033	$2,132	$(99)	(4.6)%	$1	(4.7)%
Other:
SG&A expenses	$1,845.4	$1,771.1	$74.3	4.2%	$2.5	4.1%
SG&A as % gross profit	64.6%	61.2%	3.4%
NM - not meaningful

Reported Operating Data — U.S.
(In millions, except unit data)

	For the Years Ended December 31,
	2023	2022	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$7,433.6	$6,238.5	$1,195.0	19.2%
Used vehicle retail sales	4,458.7	4,531.5	(72.8)	(1.6)%
Used vehicle wholesale sales	314.4	238.8	75.6	31.7%
Total used	4,773.1	4,770.2	2.8	0.1%
Parts and service sales	1,933.3	1,761.4	171.9	9.8%
F&I, net	674.3	656.9	17.3	2.6%
Total revenues	$14,814.2	$13,427.1	$1,387.1	10.3%
Gross profit:
New vehicle retail sales	$646.1	$713.5	$(67.4)	(9.4)%
Used vehicle retail sales	240.8	250.3	(9.5)	(3.8)%
Used vehicle wholesale sales	2.6	2.6	—	(1.9)%
Total used	243.3	252.9	(9.6)	(3.8)%
Parts and service sales	1,046.4	959.0	87.5	9.1%
F&I, net	674.3	656.9	17.3	2.6%
Total gross profit	$2,610.1	$2,582.3	$27.8	1.1%
Gross margin:
New vehicle retail sales	8.7%	11.4%	(2.7)%
Used vehicle retail sales	5.4%	5.5%	(0.1)%
Used vehicle wholesale sales	0.8%	1.1%	(0.3)%
Total used	5.1%	5.3%	(0.2)%
Parts and service sales	54.1%	54.4%	(0.3)%
Total gross margin	17.6%	19.2%	(1.6)%
Units sold:
Retail new vehicles sold	142,809	124,934	17,875	14.3%
Retail used vehicles sold	145,617	145,632	(15)	—%
Wholesale used vehicles sold	31,456	25,076	6,380	25.4%
Total used	177,073	170,708	6,365	3.7%
Average sales price per unit sold:
New vehicle retail	$52,052	$49,934	$2,118	4.2%
Used vehicle retail	$30,619	$31,116	$(497)	(1.6)%
Gross profit per unit sold:
New vehicle retail sales	$4,524	$5,711	$(1,187)	(20.8)%
Used vehicle retail sales	$1,653	$1,719	$(65)	(3.8)%
Used vehicle wholesale sales	$81	$104	$(23)	(21.8)%
Total used	$1,374	$1,481	$(107)	(7.3)%
F&I PRU	$2,338	$2,428	$(90)	(3.7)%
Other:
SG&A expenses	$1,622.9	$1,516.9	$106.0	7.0%
SG&A as % gross profit	62.2%	58.7%	3.4%

Same Store Operating Data — U.S.
(In millions, except unit data)

	For the Years Ended December 31,
	2023	2022	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$6,869.4	$6,065.6	$803.8	13.3%
Used vehicle retail sales	4,167.2	4,416.8	(249.5)	(5.6)%
Used vehicle wholesale sales	287.0	230.1	56.8	24.7%
Total used	4,454.2	4,646.9	(192.7)	(4.1)%
Parts and service sales	1,858.5	1,715.4	143.1	8.3%
F&I, net	633.8	640.5	(6.7)	(1.0)%
Total revenues	$13,815.9	$13,068.4	$747.5	5.7%
Gross profit:
New vehicle retail sales	$595.5	$694.2	$(98.7)	(14.2)%
Used vehicle retail sales	227.0	244.5	(17.5)	(7.1)%
Used vehicle wholesale sales	2.7	2.8	(0.2)	(5.6)%
Total used	229.7	247.3	(17.6)	(7.1)%
Parts and service sales	1,000.4	932.9	67.5	7.2%
F&I, net	633.8	640.5	(6.7)	(1.0)%
Total gross profit	$2,459.4	$2,514.9	$(55.5)	(2.2)%
Gross margin:
New vehicle retail sales	8.7%	11.4%	(2.8)%
Used vehicle retail sales	5.4%	5.5%	(0.1)%
Used vehicle wholesale sales	0.9%	1.2%	(0.3)%
Total used	5.2%	5.3%	(0.2)%
Parts and service sales	53.8%	54.4%	(0.6)%
Total gross margin	17.8%	19.2%	(1.4)%
Units sold:
Retail new vehicles sold	133,330	120,958	12,372	10.2%
Retail used vehicles sold	137,605	141,355	(3,750)	(2.7)%
Wholesale used vehicles sold	29,312	24,023	5,289	22.0%
Total used	166,917	165,378	1,539	0.9%
Average sales price per unit sold:
New vehicle retail	$51,522	$50,146	$1,375	2.7%
Used vehicle retail	$30,284	$31,246	$(962)	(3.1)%
Gross profit per unit sold:
New vehicle retail sales	$4,466	$5,739	$(1,273)	(22.2)%
Used vehicle retail sales	$1,650	$1,729	$(80)	(4.6)%
Used vehicle wholesale sales	$91	$118	$(27)	(22.6)%
Total used	$1,376	$1,495	$(119)	(8.0)%
F&I PRU	$2,339	$2,442	$(102)	(4.2)%
Other:
SG&A expenses	$1,548.8	$1,507.6	$41.2	2.7%
SG&A as % gross profit	63.0%	59.9%	3.0%

U.S. Region — Year Ended December 31, 2023 compared to 2022
The following discussion of our U.S. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings.
Revenues
Total revenues in the U.S. during the Current Year increased $1,387.1 million, or 10.3%, as compared to the Prior Year, driven by higher same store revenues and the acquisition of stores.
Total same store revenues in the U.S. during the Current Year increased $747.5 million, or 5.7%, as compared to the Prior Year. This increase was driven by higher revenues from new vehicle retail, parts and service and used vehicle wholesale, partially offset by lower used vehicle retail and F&I, net.
New and used vehicle retail revenues benefited from the sale of approximately 45,000 units from our online digital platform, AcceleRide®, during the Current Year, a 47.7% increase as compared to the Prior Year.
New vehicle retail same store revenues outperformed the Prior Year, driven by strong new vehicle retail pricing coupled with more units sold. The shortage of new vehicle inventory, compared to pre-COVID-19 pandemic levels, despite recent manufacturers’ production improvements, drove strong pricing. While new vehicle inventory levels remain depressed compared to pre-COVID-19 pandemic levels, manufacturer vehicle deliveries were higher in the Current Year and as a result, our inventory levels were higher than the Prior Year, providing for the increase in units sold. We ended the Current Year with a U.S. new vehicle inventory supply of 36 days, 15 days higher than the Prior Year, but below pre-COVID-19 pandemic levels.
Used vehicle retail same store revenues underperformed the Prior Year, driven by lower pricing, coupled with fewer units sold, due to the ongoing new vehicle supply shortage impacting the supply of used vehicles, as well as impacts from inflation reducing the disposable income of our customers and higher interest rates increasing the monthly cost of financing vehicles. Used vehicle wholesale same store revenues increased primarily due to more wholesale units sold coupled with higher wholesale pricing.
Parts and service same store revenues outperformed the Prior Year, driven by increases across all parts and service business lines, reflecting increased business activity and increased same store technician headcount through our technician recruiting and retention efforts, providing greater capacity to meet increased demand. In addition to technician recruitment efforts, we have invested in improving the operations of our U.S. customer contact center, online scheduling, one-to-one marketing initiatives and by using artificial intelligence. Customer pay saw the largest increase of the parts and service business lines.
F&I, net same store revenues underperformed the Prior Year, primarily driven by lower used vehicle finance penetration as a result of customers seeking alternative providers of financing in this higher interest rate environment and tighter lending requirements requiring larger down payments. In addition, used VSC penetration has also declined as a result of vehicle affordability challenges for consumers with higher interest rates. New vehicle finance and VSC penetration increased in the Current Year, partially offsetting the used vehicle impact.
Gross Profit
Total gross profit in the U.S. during the Current Year increased $27.8 million, or 1.1%, as compared to the Prior Year, driven by the acquisition of stores.
Total same store gross profit in the U.S. during the Current Year decreased $55.5 million, or 2.2%, as compared to the Prior Year, primarily driven by downward pressures on new vehicle margins and lower F&I PRU.
New vehicle retail same store gross profit underperformed the Prior Year, driven by a decrease in new vehicle retail same store gross profit per unit sold, partially offset by an increase in same store new vehicle retail units sold. The decrease in new vehicle retail same store gross profit per unit is due to modestly higher production and inventory levels of new vehicles as described above.
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

Parts and service same store gross profit outperformed the Prior Year, as described above for same store revenues.
F&I, net same store gross profit, underperformed the Prior Year, as described above for F&I, net same store revenues.
Total same store gross margin decreased 144 basis points, primarily driven by the reasons described above for same store gross profit per unit sold for new vehicle retail, used vehicle retail, used vehicle wholesale and F&I, net. In addition, same store parts and service gross margin declined slightly, largely due to increased labor costs.
SG&A Expenses
SG&A as a percentage of gross profit increased 344 basis points and 303 basis points on an as reported and same store basis, respectively, compared to the Prior Year.
Total SG&A expenses in the U.S. during the Current Year increased $106.0 million, or 7.0%, as compared to the Prior Year, primarily driven by the acquisition of stores and higher same store SG&A expenses. Total same store SG&A expenses in the U.S. during the Current Year increased $41.2 million or 2.7% as compared to the Prior Year, primarily driven by increased activity related to outside services and professional fees, loaner car and related expenses, insurance and taxes, advertising expenses, and rent and facilities expenses, including related taxes, insurance and utilities. In addition, higher than historical average inflation has contributed to the increase in these same store SG&A expense categories. These increases were partially offset by lower employee-related costs.

Reported Operating Data — U.K.
(In millions, except unit data)

	For the Years Ended December 31,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,341.0	$1,214.0	$127.0	10.5%	$13.9	9.3%
Used vehicle retail sales	1,234.8	1,141.8	93.0	8.1%	3.7	7.8%
Used vehicle wholesale sales	127.1	125.8	1.3	1.0%	0.1	0.9%
Total used	1,361.9	1,267.6	94.3	7.4%	3.8	7.1%
Parts and service sales	289.0	248.2	40.8	16.4%	2.5	15.4%
F&I, net	67.6	65.2	2.4	3.7%	0.4	3.1%
Total revenues	$3,059.5	$2,795.1	$264.4	9.5%	$20.4	8.7%
Gross profit:
New vehicle retail sales	$120.8	$112.0	$8.8	7.9%	$1.5	6.5%
Used vehicle retail sales	60.2	63.5	(3.3)	(5.1)%	0.1	(5.2)%
Used vehicle wholesale sales	(6.3)	(2.6)	(3.7)	(142.5)%	—	(141.2)%
Total used	53.9	60.9	(7.0)	(11.5)%	—	(11.5)%
Parts and service sales	167.8	144.7	23.1	15.9%	1.3	15.1%
F&I, net	67.6	65.2	2.4	3.7%	0.4	3.1%
Total gross profit	$410.1	$382.9	$27.3	7.1%	$3.1	6.3%
Gross margin:
New vehicle retail sales	9.0%	9.2%	(0.2)%
Used vehicle retail sales	4.9%	5.6%	(0.7)%
Used vehicle wholesale sales	(5.0)%	(2.1)%	(2.9)%
Total used	4.0%	4.8%	(0.8)%
Parts and service sales	58.1%	58.3%	(0.2)%
Total gross margin	13.4%	13.7%	(0.3)%
Units sold:
Retail new vehicles sold	32,757	29,780	2,977	10.0%
Retail used vehicles sold	42,039	39,068	2,971	7.6%
Wholesale used vehicles sold	12,307	11,996	311	2.6%
Total used	54,346	51,064	3,282	6.4%
Average sales price per unit sold:
New vehicle retail	$42,488	$40,766	$1,722	4.2%	$439	3.1%
Used vehicle retail	$29,373	$29,227	$147	0.5%	$88	0.2%
Gross profit per unit sold:
New vehicle retail sales	$3,689	$3,762	$(73)	(1.9)%	$47	(3.2)%
Used vehicle retail sales	$1,432	$1,624	$(193)	(11.9)%	$1	(11.9)%
Used vehicle wholesale sales	$(514)	$(217)	$(297)	(136.4)%	$(3)	(135.1)%
Total used	$991	$1,192	$(201)	(16.8)%	$—	(16.9)%
F&I PRU	$904	$948	$(44)	(4.6)%	$5	(5.1)%
Other:
SG&A expenses	$303.9	$266.5	$37.4	14.0%	$2.7	13.0%
SG&A as % gross profit	74.1%	69.6%	4.5%

Same Store Operating Data — U.K.
(In millions, except unit data)

	For the Years Ended December 31,
	2023	2022	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,321.9	$1,211.9	$109.9	9.1%	$13.7	7.9%
Used vehicle retail sales	1,211.2	1,136.9	74.3	6.5%	3.7	6.2%
Used vehicle wholesale sales	125.0	125.3	(0.4)	(0.3)%	0.1	(0.3)%
Total used	1,336.1	1,262.2	73.9	5.9%	3.8	5.6%
Parts and service sales	270.4	237.2	33.2	14.0%	2.4	13.0%
F&I, net	66.5	64.9	1.6	2.5%	0.4	1.9%
Total revenues	$2,995.0	$2,776.3	$218.7	7.9%	$20.1	7.2%
Gross profit:
New vehicle retail sales	$118.9	$111.9	$7.0	6.2%	$1.5	4.9%
Used vehicle retail sales	58.4	63.1	(4.7)	(7.5)%	0.1	(7.6)%
Used vehicle wholesale sales	(6.4)	(2.6)	(3.8)	(147.2)%	—	(145.7)%
Total used	52.0	60.5	(8.5)	(14.1)%	—	(14.1)%
Parts and service sales	159.4	139.5	19.9	14.3%	1.2	13.4%
F&I, net	66.5	64.9	1.6	2.5%	0.4	1.9%
Total gross profit	$396.8	$376.8	$20.0	5.3%	$3.0	4.5%
Gross margin:
New vehicle retail sales	9.0%	9.2%	(0.2)%
Used vehicle retail sales	4.8%	5.6%	(0.7)%
Used vehicle wholesale sales	(5.1)%	(2.1)%	(3.0)%
Total used	3.9%	4.8%	(0.9)%
Parts and service sales	59.0%	58.8%	0.1%
Total gross margin	13.2%	13.6%	(0.3)%
Units sold:
Retail new vehicles sold	32,329	29,694	2,635	8.9%
Retail used vehicles sold	41,177	38,809	2,368	6.1%
Wholesale used vehicles sold	12,146	11,911	235	2.0%
Total used	53,323	50,720	2,603	5.1%
Average sales price per unit sold:
New vehicle retail	$42,458	$40,814	$1,644	4.0%	$440	3.0%
Used vehicle retail	$29,413	$29,294	$119	0.4%	$90	0.1%
Gross profit per unit sold:
New vehicle retail sales	$3,676	$3,767	$(91)	(2.4)%	$47	(3.6)%
Used vehicle retail sales	$1,418	$1,626	$(209)	(12.8)%	$1	(12.9)%
Used vehicle wholesale sales	$(525)	$(216)	$(308)	(142.4)%	$(3)	(140.9)%
Total used	$975	$1,194	$(218)	(18.3)%	$—	(18.3)%
F&I PRU	$905	$948	$(42)	(4.5)%	$5	(5.0)%
Other:
SG&A expenses	$296.6	$263.6	$33.0	12.5%	$2.5	11.6%
SG&A as % gross profit	74.7%	69.9%	4.8%

U.K. Region — Year Ended December 31, 2023 compared to 2022
The following discussion of our U.K. operating results is on an as reported and same store basis. The difference between the as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings. Retail new vehicle units sold for 2023 include new vehicle agency units. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold for new vehicles due to their net presentation within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.21 at December 31, 2022, to £1 to $1.27 at December 31, 2023, or an increase in the value of the GBP of 5.2%.
Revenues
Total revenues in the U.K. during the Current Year increased $264.4 million, or 9.5%, as compared to the Prior Year, driven by higher same store results and the acquisition of stores.
Total same store revenues in the U.K. during the Current Year increased $218.7 million, or 7.9%, as compared to the Prior Year. On a constant currency basis, total same store revenues increased 7.2%, driven by outperformances across all of our business lines except used vehicle wholesale sales.
New vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year, driven by more units sold, coupled with higher new vehicle retail pricing. The shortage of new vehicle inventory, compared to pre-COVID-19 pandemic levels, despite recent manufacturers’ production improvements, drove strong pricing. Vehicle demand was and continues to be pent-up from past years due to the withdrawal of the U.K. from the EU (“Brexit”) and the COVID-19 pandemic. In addition, despite the increase in same store new vehicle units sold, we experienced vehicle delivery shortages at various times throughout the Current Year from certain OEMs, limiting our revenue potential. We ended the Current Year with a U.K. new vehicle inventory supply of 48 days, twelve days higher than the Prior Year, but below pre-COVID-19 pandemic levels.
Used vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year, primarily driven by more units sold, coupled with higher used vehicle retail pricing.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year, driven by increases in all business lines, reflecting increased business activity. We have invested in improvements to our U.K. customer contact center, streamlining operations to make scheduling appointments easier for customers, resulting in an increase in parts and service activity driving an increase in revenues as compared to the Prior Year.
F&I, net same store revenues, on a constant currency basis, outperformed the Prior Year, driven by an increase in retail units sold, partially offset by decreases in income per contract for retail finance fees and service contracts.
Gross Profit
Total gross profit in the U.K. during the Current Year increased $27.3 million, or 7.1%, as compared to the Prior Year, driven by higher same store results and the acquisition of stores.
Total same store gross profit in the U.K. during the Current Year increased $20.0 million, or 5.3%, as compared to the Prior Year. On a constant currency basis, total same store gross profit increased 4.5% driven by improvements in new vehicle retail, parts and service and F&I, net gross profit, partially offset by a decline in total used vehicle gross profit.
New vehicle retail same store gross profit, on a constant currency basis, outperformed the Prior Year, due to an increase in new vehicle retail units sold, partially offset by a decrease in new vehicle retail gross profit per unit sold as a result of the increase in vehicle inventory supply as described above generating downward pressure on new vehicle margins.
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
Parts and service same store gross profit, on a constant currency basis, outperformed the Prior Year, driven by increases in parts and service same store revenues, as discussed above, while maintaining gross margin relatively flat compared to the prior year.
F&I, net same store gross profit, on a constant currency basis, outperformed the Prior Year, driven by increases in F&I, net same store revenues, as described above.
Total same store gross margin in the U.K. decreased 32 basis points, primarily driven by lower same store total used gross margin caused by inflationary impacts on our used vehicle customers and higher used vehicle acquisition prices.

SG&A Expenses
SG&A as a percentage of gross profit increased by 450 and 480 basis points on an as reported and same store basis, respectively, compared to the Prior Year.
Total SG&A expenses in the U.K. during the Current Year increased $37.4 million, or 14.0%, as compared to the Prior Year, primarily driven by increases in same store SG&A and the full year impact of prior period acquisitions. Total same store SG&A expenses in the U.K. during the Current Year increased $33.0 million, or 12.5%, as compared to the Prior Year. On a constant currency basis, total same store SG&A expenses increased 11.6%. These increases were primarily driven by increased employee-related expenses and facilities-related expenses as a result of higher activity and continued inflationary pressures, coupled with increased demonstration and loaner car expenses compared to the Prior Year. The vehicle delivery shortages from certain manufacturers, as discussed above, resulted in higher than anticipated SG&A as a percentage of gross profit given our staffing levels assumed the delivery and sale of these vehicles in the Current Year.
Consolidated Selected Comparisons — Year Ended December 31, 2023 compared to 2022
The following table (in millions) and discussion of our results of operations is on a consolidated basis, unless otherwise noted.

	For the Years Ended December 31,
	2023	2022	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$92.0	$88.4	$3.7	4.1%
Asset impairments	$32.9	$2.1	$30.7	NM
Floorplan interest expense	$64.1	$27.3	$36.8	134.9%
Other interest expense, net	$99.8	$77.5	$22.3	28.7%
Provision for income taxes	$198.2	$231.1	$(32.9)	(14.2)%
NM - not meaningful
Depreciation and Amortization Expense
Depreciation and amortization expense for the Current Year increased compared to the Prior Year, primarily driven by acquired property and equipment in our U.S. region, as we continue to strategically add dealership related real estate and facilities to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and improve the overall customer experience.
Impairment of Assets
No goodwill impairments were recorded during the Current Year and the Prior Year. During the Current Year and Prior Year we recorded impairment of franchise rights of $25.1 million and $1.3 million for franchise agreements in the U.S. region, respectively.
We review long-lived assets including property and equipment and ROU assets for impairment at the lowest level of identifiable cash flows whenever there is evidence that the carrying value of these assets may not be recoverable (i.e., triggering events). During the Current Year and Prior Year, we recorded total property and equipment and ROU asset impairment charges of $6.8 million and $0.8 million in the U.S. region, respectively.
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
For the Current Year, floorplan interest expense increased $36.8 million, or 134.9%, as compared to the Prior Year, driven primarily by an increase in inventories due to improvements in manufacturer production as well as acquisitions, partially offset by realized gains on our interest rate swap portfolio due to increases in corresponding interest rates.
Refer to Note 7. Financial Instruments and Fair Value Measurements within our Notes to Consolidated Financial Statements for additional discussion of interest rate swaps.

Other Interest Expense, Net
Other interest expense, net consists of interest charges primarily on our $750.0 million 4.00% Senior Notes due August 2028 (“4.00% Senior Notes”), real estate related debt and other debt, partially offset by interest income.
For the Current Year, other interest expense, net, increased $22.3 million, or 28.7%, as compared to the Prior Year. The increase in other interest expense, net during the Current Year was primarily attributable to the additional borrowings used to acquire property in our U.S. region. The increase in the Current Year was partially offset by the gain on the de-designation of a mortgage interest rate swap of $4.0 million. Refer to Note 14. Debt within our Notes to Consolidated Financial Statements for additional discussion of our debt. Refer to Note 7. Financial Instruments and Fair Value Measurements within our Notes to the Consolidated Financial Statements for additional discussion of the de-designation of the mortgage interest rate swap.
Provision for Income Taxes
Provision for income taxes from continuing operations during the Current Year decreased $32.9 million, or 14.2%, as compared to the Prior Year. During the Current Year and Prior Year, we recorded a tax provision from continuing operations of $198.2 million and $231.1 million, respectively. The year-over-year tax expense decrease was primarily due to lower pre-tax book income.
The 2023 effective tax rate of 24.8% was higher than the 2022 effective tax rate of 23.5%. The tax rate increase was primarily due to taxable gains from asset dispositions and the higher U.K. statutory tax rate in the Current Year compared to the Prior Year.
We believe that it is more-likely-than-not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income, considering future reversals of existing taxable temporary differences.
For further discussion, please see Note 15. Income Taxes within our Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of our U.S. Floorplan Line and FMCC Facility levels (see Note 13. Floorplan Notes Payable in our Notes to the Consolidated Financial Statements for additional information), cash from operations, borrowings under our credit facilities, working capital, dealership and real estate acquisition financing and proceeds from debt and equity offerings. We anticipate we will generate sufficient cash flows from operations, coupled with cash on hand and available borrowing capacity under our credit facilities, to fund our working capital requirements, service our debt and meet any other recurring operating expenditures.
Available Liquidity Resources
We had the following sources of liquidity available (in millions):

December 31, 2023
Cash and cash equivalents	$57.2
Floorplan offset accounts	275.2
Available capacity under Acquisition Line	462.8
Total liquidity	$795.2
Cash Flows
We arrange our new and used vehicle inventory floorplan financing through lenders affiliated with our vehicle manufacturers and our Revolving Credit Facility. In accordance with U.S. GAAP, we report floorplan financed with lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) within Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows. We report floorplan financed with the Revolving Credit Facility (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. unaffiliated with our manufacturer partners, within Cash Flows from Financing Activities in the Consolidated Statements of Cash Flows. Refer to Note 13. Floorplan Notes Payable within our Notes to the Consolidated Financial Statements for additional discussion of our Revolving Credit Facility.

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
The following table reconciles cash flows on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$190.2	$585.9
Change in Floorplan notes payable — credit facility and other, excluding floorplan offset and net acquisitions and dispositions	504.6	319.7
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	25.2	10.1
Adjusted net cash provided by operating activities	$720.0	$915.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$(366.1)	$(484.6)
Change in cash paid for acquisitions, associated with Floorplan notes payable	66.3	25.3
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(48.8)	(3.9)
Adjusted net cash used in investing activities	$(348.6)	$(463.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities:	$185.2	$(67.3)
Change in Floorplan notes payable, excluding floorplan offset	(547.3)	(351.2)
Adjusted net cash used in financing activities	$(362.1)	$(418.6)
Sources and Uses of Liquidity from Operating Activities — Year Ended December 31, 2023 compared to 2022
For the Current Year, net cash provided by operating activities decreased by $395.8 million as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash provided by operating activities decreased by $195.8 million. The decrease on an adjusted basis was primarily driven by a $285.6 million increase in inventory levels, a $149.9 million decrease in net income, a $32.7 million increase in contracts-in-transit and vehicle receivables and a $27.3 million decrease in accounts payable and accrued expenses, partially offset by a $319.1 million increase in Floorplan notes payable — manufacturer affiliates.
Sources and Uses of Liquidity from Investing Activities — Year Ended December 31, 2023 compared to 2022
For the Current Year, net cash used in investing activities decreased by $118.5 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in investing activities decreased by $114.7 million, driven by a $203.6 million decrease in acquisition activity, offset by a $59.4 million decrease in sales proceeds due to the sale of the Brazil Disposal Group in the Prior Year, which did not reoccur in the Current Year and a $30.0 million increase in purchases of property and equipment.
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
For the Current Year, $185.4 million was used to purchase property and equipment.

Sources and Uses of Liquidity from Financing Activities — Year Ended December 31, 2023 compared to 2022
For the Current Year, net cash provided by financing activities increased by $252.5 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in financing activities decreased by $56.4 million. The decrease in net cash used in financing activities on an adjusted basis was primarily driven by a decrease of $348.5 million in cash paid for share repurchases from $521.2 million in the Prior Year to $172.8 million in the Current Year, an increase in acquisition line net borrowings of $44.8 million and a decrease in debt issuance costs paid of $4.3 million, offset by net repayments in credit facilities of $239.9 million and net repayments of other debt of $102.5 million.
Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, acquisitions and working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of December 31, 2023 (in millions):

	As of December 31, 2023
	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,200.0	$1,121.6	$78.4
Acquisition Line (2)	800.0	337.2	462.8
Total Revolving Credit Facility	2,000.0	1,458.7	541.3
FMCC facility (3)	300.0	118.1	181.9
GM Financial Facility(4)	84.5	37.9	46.6
Total U.S. credit facilities (5)	$2,384.5	$1,614.8	$769.7
(1)The available balance at December 31, 2023, includes $236.7 million of immediately available funds. The remaining available balance can be used for vehicle inventory financing.
(2)The outstanding balance of $337.2 million is related to outstanding letters of credit of $12.2 million and $325.0 million in borrowings. The borrowings outstanding under the Acquisition Line included $325.0 million USD borrowings. The available borrowings may be limited from time to time, based on certain debt covenants.
(3)The available balance as of December 31, 2023, includes $38.5 million of immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4)The remaining available balance as of December 31, 2023, can be used for General Motors new and rental vehicle inventory financing.
(5)The outstanding balance excludes $287.8 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
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
As of December 31, 2023, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of December 31, 2023
	Required	Actual
Total adjusted leverage ratio	< 5.75	2.06
Fixed charge coverage ratio	> 1.20	4.63
Based on our position as of December 31, 2023, and our outlook as discussed within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to this Form 10-K, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.

Refer to Note 13. Floorplan Notes Payable and Note 14. Debt in our Notes to Consolidated Financial Statements for further discussion of our credit facilities, debt instruments and other financing arrangements existing as of December 31, 2023.
Stock Repurchases and Dividends
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock up to a certain monetary limit. On August 2, 2023, our Board of Directors increased the share repurchase authorization to $250.0 million. During the Current Year, 729,582 shares were repurchased at an average price of $236.78 per share, for a total of $172.8 million. As of December 31, 2023, we had $143.3 million available under our current stock repurchase authorization.
During the Current Year, our Board of Directors approved quarterly cash dividends per share on all shares of our common stock totaling $1.80 per share, which resulted in $24.6 million paid to common shareholders and $0.6 million to unvested RSA holders.
Future share repurchases and the payment of any future dividends are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, changes in laws and regulations, current and predicted economic environment and other factors considered relevant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign currency exchange risk, as discussed further below. The following quantitative and qualitative information is provided regarding our foreign currency exchange rates and financial instruments to which we are a party at December 31, 2023, and from which we may incur future gains or losses from changes in market interest rates and/or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Interest Rates
We have interest rate risk on our variable-rate debt obligations. Based on variable-rate borrowings outstanding of $2.4 billion and $1.9 billion during the Current Year and Prior Year, respectively, a 100 basis-point change in interest rates would have resulted in an approximate $14.4 million and a $9.8 million change to our annual interest expense, respectively, after consideration of the average interest rate swaps in effect during the periods.
To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure on a portion of our borrowings for a fixed interest rate. In addition, our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market-based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the Current Year and Prior Year, we recognized $71.2 million and $56.0 million, respectively, of interest assistance as a reduction of new vehicle cost of sales.
Foreign Currency Exchange Rates
The functional currency of our U.K. subsidiaries is the GBP. Our exposure to fluctuating foreign currency exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average foreign currency exchange rates for GBP to USD would have resulted in a $278.1 million and $254.1 million decrease to our revenues for the Current Year and Prior Year, respectively.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, at the reasonable assurance level.

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
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2023, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as otherwise described below.
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the 2013 framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.
As permitted by guidelines established by the SEC for newly acquired businesses, we excluded one of our recently acquired businesses in 2023, (the “Excluded Acquisition”), from the scope of our annual report on internal controls over financial reporting for the year ended December 31, 2023. The Excluded Acquisition comprised approximately $51.3 million of our consolidated total assets as of December 31, 2023, and $15.8 million of our consolidated revenues for the year then ended. We are in the process of integrating this business into our overall internal controls over financial reporting and plan to include it in our scope for the year ended December 31, 2024.
Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
Deloitte & Touche LLP, the independent registered accounting firm who audited the Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting. This report, dated February 14, 2024, appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Group 1 Automotive, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Group 1 Automotive, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 14, 2024, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at one dealership (the “Excluded Acquisition”). The Excluded Acquisition constitutes $51.3 million of consolidated total assets as of December 31, 2023, and $15.8 million of consolidated revenues for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at the Excluded Acquisition.
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
/s/ Deloitte & Touche LLP
Houston, Texas
February 14, 2024

Item 9B. Other Information
Trading Plans
During the year ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement prepared in connection with the 2024 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2023.
Item 11. Executive Compensation
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement prepared in connection with the 2024 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement prepared in connection with the 2024 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement prepared in connection with the 2024 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2023.
Item 14. Principal Accounting Fees and Services
Pursuant to Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement prepared in connection with the 2024 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2023.

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
Third Amended and Restated Certificate of Incorporation of Group 1 Automotive, Inc. effective May 18, 2023 (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2023)

3.2	—
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 of Group 1’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2007)

3.3	—
Fourth Amended and Restated Bylaws of Group 1 Automotive, Inc. effective February 15, 2023 (incorporated by reference to Exhibit 3.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed July 28, 2023)

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

4.3	—	Indenture, dated as of August 17, 2020, by and among Group 1 Automotive, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed August 17, 2020)
4.4	—	Form of 4.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1, Exhibit A, of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed August 17, 2020)
10.1	—	Master Assignment and Acceptance Agreement, dated effective December 11, 2012, between JPMorgan Chase Bank, N.A., Comerica Bank, and Bank of America, N.A., each, an Assignor, and VW Credit, Inc., as Assignee, pursuant to the terms of the Eighth Amended and Restated Revolving Credit Agreement, dated effective as of July 1, 2011, as amended (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2012)
10.2	—	Loan Facility dated as of October 3, 2008 by and between Chandlers Garage Holdings Limited and BMW Financial Services (GB) Limited. (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2008)
10.3	—	Form of Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2003)
10.4	—	Supplemental Terms and Conditions dated September 4, 1997 between Ford Motor Company and Group 1 Automotive, Inc. (incorporated by reference to Exhibit 10.16 of Group 1 Automotive, Inc.’s Registration Statement on Form S-1 Registration No. 333-29893)
10.5*	—	Form of Indemnification Agreement of Group 1 Automotive, Inc. (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 13, 2007)
10.6	—	Purchase Agreement, dated October 6, 2021, by and among Group 1 Automotive, Inc., BofA Securities, Inc., as representative of the Initial Purchasers listed in Schedule 1 thereto, and the guarantors listed in Schedule 2 thereto (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed October 7, 2021)
10.7*	—	Group 1 Automotive, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2021 (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2020)
10.8*		Group 1 Automotive, Inc. 2014 Long Term Incentive Plan (incorporated by reference to Appendix A to Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed April 10, 2014)
10.9*	—	First Amendment to the Group 1 Automotive, Inc. 2014 Long Term Incentive Plan, effective May 13, 2020 (incorporated by reference to Exhibit 10.4 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2020)

10.10*	—	Form of Restricted Stock Agreement with Qualified Retirement Provisions (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2021)
10.11*	—	Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.7 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)
10.12*	—	Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.5 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2014)
10.13*	—	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.34 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2018)
10.14*	—	Form of Phantom Stock Agreement (Cash Settlement) for Non-Employee Directors (incorporated by reference to Exhibit 10.33 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461 for the year ended December 31, 2018)
10.15*	—	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2019)
10.16*	—	Incentive Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement dated June 6, 2011, between Group 1 Automotive, Inc. and Daryl Kenningham (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2020)
10.17*	—	First Amendment to Incentive, Compensation, Confidentiality, Non-Disclosure and Non-Compete Agreement, effective as of August 24, 2022, between Group 1 Automotive, Inc. and Daryl A. Kenningham (incorporated by reference to Exhibit 10.2 of Group 1 Automotive Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2022).
10.18*	—	Employment Agreement dated effective as of December 1, 2009 between Group 1 Automotive, Inc. and Darryl M. Burman (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed November 16, 2009)
10.19*	—	Incentive Compensation and Non-Compete Agreement dated December 1, 2006 between Group 1 Automotive, Inc. and Darryl M. Burman (incorporated by reference to Exhibit 10.2 of Group 1 Automotive, Inc.’s Current Report on Form 8-K/A (File No. 001-13461) filed December 1, 2006)
10.20*	—	Offer Letter, dated June 1, 2020, between Group 1 Automotive, Inc. and Daniel McHenry (incorporated by reference to Exhibit 10.3 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended June 30, 2020)
10.21*	—	Retention, Confidentiality and Non-Compete Agreement dated August 20, 2020 between Group 1 Automotive, Inc. and Daniel McHenry (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended September 30, 2020)
10.22*	—
Group 1 Automotive, Inc. Aircraft Usage Policy (incorporated by reference to Exhibit 10.49 of Group 1 Automotive, Inc.’s Annual Report on Form 10-K (File No. 001-13461) for the year ended December 31, 2020)

10.23	—	Twelfth Amended and Restated Revolving Credit Agreement dated as of March 9, 2022, among Group 1 Automotive, Inc., the Subsidiary Borrowers listed therein, the Lenders listed therein and U.S. Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on March 10, 2022).
10.24	—	First Amendment to the Twelfth Amended and Restated Revolving Credit Agreement dated effective as of August 18, 2022 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed August 23, 2022).
10.25*	—
Transition and Separation Agreement, effective as of March 31, 2023, between Group 1 Automotive, Inc. and Darryl Burman (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) for the quarter ended March 31, 2023)

10.26	—	Master Loan Agreement dated effective December 8, 2023 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed December 11, 2023)
10.27*†	—	Form of Restricted Stock Agreement (2024 Form).
10.28*†	—	Form of Performance Share Unit Agreement (2024 Form).
10.29	—	Master Credit Agreement, dated February 12, 2024, by and among Group 1 Realty, Inc., AMR Real Estate Holdings, LLC, Group 1 Realty NE, LLC, G1R Clear Lake, LLC and LHM ATO, LLC, as Borrowers, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Group 1 Automotive, Inc.’s Current Report on Form 8-K (File No. 001-13461) filed on February 14, 2024).

21.1†	—	Group 1 Automotive, Inc. Subsidiary List
23.1†	—	Consent of Deloitte & Touche LLP
31.1†	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†		Group 1 Automotive Inc. Incentive-Based Compensation Recoupment Policy
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
†	Filed herewith
*	Management contract or compensatory plan or arrangement
**	Furnished herewith
#	The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
+	Exhibits marked with a (+) exclude certain immaterial schedules and exhibits pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted schedules and exhibits will be furnished to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2024.

Group 1 Automotive, Inc.

By:	/s/ Daryl A. Kenningham
Daryl A. Kenningham
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 14, 2024.

Signature	Title

/s/ Daryl A. Kenningham	President and Chief Executive Officer and Director
Daryl A. Kenningham	(Principal Executive Officer)

/s/ Daniel J. McHenry	Senior Vice President and Chief Financial Officer
Daniel J. McHenry	(Principal Financial and Accounting Officer)

/s/ Charles L. Szews	Chairman and Director
Charles L. Szews

/s/ Carin M. Barth	Director
Carin M. Barth

/s/ Lincoln da Cunha Pereira Filho	Director
Lincoln da Cunha Pereira Filho

/s/ Steven C. Mizell	Director
Steven C. Mizell

/s/ Stephen D. Quinn	Director
Stephen D. Quinn

/s/ Steven Stanbrook	Director
Steven Stanbrook

/s/ Anne Taylor	Director
Anne Taylor

/s/ MaryAnn Wright	Director
MaryAnn Wright

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Group 1 Automotive, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Group 1 Automotive, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Intangible Franchise Rights in Acquisitions and Impairment Assessments — Refer to Notes 1, 3 and 12 to the consolidated financial statements
Critical Audit Matter Description
During the year ended December 31, 2023, the Company acquired six dealerships for a total of $365.8 million, net of cash acquired (“the acquisitions”). The acquisitions were accounted for as business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including indefinite-lived intangible assets, related to rights under franchise agreements with manufacturers. The fair value of acquired intangible franchise rights is estimated using the income approach.
The Company’s annual impairment assessment for intangible franchise rights is performed in the fourth quarter, or more frequently if events or circumstances indicate possible impairment. In evaluating intangible franchise rights for impairment, a qualitative assessment is initially performed to determine whether it is more-likely-than-not that an impairment exists. If it is concluded that it is more-likely-than-not that an impairment exists, a quantitative test is performed. The fair value is estimated using a discounted cash flow model, or income approach. The Company’s impairment analyses performed in fiscal year 2023 resulted in an impairment of $25.1 million of intangible franchise rights.

We identified the fair value of acquired intangible franchise rights for the acquisitions, as well as the fair value estimates used in the quantitative impairment test of intangible franchise rights as a critical audit matter because of the significant estimates and assumptions management makes related to forecasts of revenue growth rates, future EBITDA margins, weighted average cost of capital, and terminal growth rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions.
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
Goodwill Impairment Assessments — Refer to Notes 1 and 12 to the consolidated financial statements
Critical Audit Matter Description
The Company’s annual impairment assessment for goodwill is performed in the fourth quarter, or more frequently if events or circumstances indicate possible impairment. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The fair value is estimated using the income approach and market approach, weighted equally. The goodwill balance was $1,651.9 million as of December 31, 2023, of which $1,532.1 million and $119.8 million was allocated to the US and UK reporting units, respectively. The fair values of the US and UK reporting units exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.
We identified the fair value estimates used in the goodwill impairment analyses as a critical audit matter because of the significant estimates and assumptions management makes related to forecasts of revenue growth rates, future EBITDA margins, weighted average cost of capital, and terminal growth rates. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures for the impairment analyses related to the forecasts of revenue growth rates, future EBITDA margins, weighted average cost of capital and terminal growth rates included the following, among others:
•We tested the effectiveness of internal controls over the goodwill fair value estimates, including those over the inputs, assumptions, and calculations.
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
/s/ Deloitte & Touche LLP
Houston, Texas
February 14, 2024
We have served as the Company’s auditor since 2020.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	As of December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57.2	$47.9
Contracts-in-transit and vehicle receivables, net	369.2	278.5
Accounts and notes receivables, net	238.4	199.2
Inventories	1,963.4	1,356.6
Prepaid expenses	38.9	30.5
Other current assets	25.1	19.1
Current assets classified as held for sale	99.1	53.6
TOTAL CURRENT ASSETS	2,791.3	1,985.3
Property and equipment, net	2,248.7	2,128.2
Operating lease assets	216.5	249.1
Goodwill	1,651.9	1,661.8
Intangible franchise rights	701.2	516.3
Other long-term assets	164.6	176.8
TOTAL ASSETS	$7,774.1	$6,717.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $236.7 and $140.2, respectively	$1,153.0	$762.1
Floorplan notes payable — manufacturer affiliates, net of offset account of $38.5 and $13.4, respectively	412.4	243.1
Current maturities of long-term debt	109.4	130.3
Current operating lease liabilities	20.9	21.8
Accounts payable	499.3	488.0
Accrued expenses and other current liabilities	303.4	271.5
Current liabilities classified as held for sale	7.2	4.8
TOTAL CURRENT LIABILITIES	2,505.7	1,921.4
Long-term debt	1,989.4	1,952.2
Long-term operating lease liabilities	209.4	238.4
Deferred income taxes	256.6	238.1
Other long-term liabilities	138.6	129.8
Commitments and Contingencies (Note 17)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,131,460 and 25,232,620 issued, respectively	0.3	0.3
Additional paid-in capital	349.1	338.7
Retained earnings	3,649.8	3,073.6
Accumulated other comprehensive income (loss)	28.1	22.5
Treasury stock, at cost; 11,447,422 and 10,940,298 shares, respectively	(1,352.8)	(1,197.5)
TOTAL STOCKHOLDERS’ EQUITY	2,674.4	2,237.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,774.1	$6,717.5
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2023	2022	2021
REVENUES:
New vehicle retail sales	$8,774.6	$7,452.5	$6,504.8
Used vehicle retail sales	5,693.5	5,673.3	4,438.8
Used vehicle wholesale sales	441.4	364.6	365.7
Parts and service sales	2,222.3	2,009.5	1,591.2
Finance, insurance and other, net	741.9	722.2	581.4
Total revenues	17,873.7	16,222.1	13,481.9
COST OF SALES:
New vehicle retail sales	8,007.6	6,627.0	5,894.0
Used vehicle retail sales	5,392.6	5,359.6	4,084.6
Used vehicle wholesale sales	445.2	364.6	340.9
Parts and service sales	1,008.0	905.8	721.8
Total cost of sales	14,853.4	13,256.9	11,041.2
GROSS PROFIT	3,020.3	2,965.2	2,440.7
Selling, general and administrative expenses	1,926.8	1,783.3	1,477.2
Depreciation and amortization expense	92.0	88.4	77.4
Asset impairments	32.9	2.1	1.7
INCOME FROM OPERATIONS	968.6	1,091.4	884.4
INTEREST EXPENSE:
Floorplan interest expense	64.1	27.3	27.6
Other interest expense, net	99.8	77.5	55.8
Other expense	4.5	1.2	—
INCOME BEFORE INCOME TAXES	800.2	985.3	800.9
Provision for income taxes	198.2	231.1	175.5
Net income from continuing operations	602.0	754.2	625.4
Net loss from discontinued operations	(0.4)	(2.7)	(73.3)
NET INCOME	$601.6	$751.5	$552.1
BASIC EARNINGS PER SHARE:
Continuing operations	$42.92	$47.46	$34.23
Discontinued operations	(0.03)	(0.17)	(4.01)
Total	$42.89	$47.29	$30.22
DILUTED EARNINGS PER SHARE:
Continuing operations	$42.75	$47.31	$34.11
Discontinued operations	(0.03)	(0.17)	(4.00)
Total	$42.73	$47.14	$30.11
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13.7	15.4	17.7
Diluted	13.7	15.5	17.7
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2023	2022	2021
NET INCOME	$601.6	$751.5	$552.1
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustments:
Unrealized foreign currency translation adjustments	23.7	(27.2)	(6.7)
Reclassification of cumulative foreign currency translation adjustments associated with the Brazil Disposal	—	122.8	—
Reclassification of other cumulative foreign currency translation adjustments	—	1.5	—
Foreign currency translation adjustments, net of reclassifications	23.7	97.1	(6.7)
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain arising during the period, net of tax provision of $(3.3), $(25.8) and $(6.9), respectively	10.4	84.1	22.6
Reclassification adjustment for (gain) loss included in interest expense, net of tax (provision) benefit of $(7.9), $(0.8) and $1.8, respectively	(25.4)	(2.5)	5.8
Reclassification related to de-designated interest rate swaps, net of tax (provision) benefit of $(1.0), $— and $1.9, respectively	(3.1)	—	6.1
Unrealized (loss) gain on interest rate risk management activities, net of tax	(18.0)	81.6	34.5
OTHER COMPREHENSIVE INCOME, NET OF TAX	5.7	178.7	27.8
COMPREHENSIVE INCOME	$607.3	$930.2	$579.9
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2020	25,433,048	$0.3	$308.3	$1,817.9	$(184.0)	$(492.8)	$1,449.6
Net income	—	—	—	552.1	—	—	552.1
Other comprehensive income, net of taxes	—	—	—	—	27.8	—	27.8
Purchases of treasury stock	—	—	—	—	—	(210.6)	(210.6)
Net issuance of treasury shares to stock compensation plans	(96,994)	—	(10.8)	—	—	13.0	2.2
Stock-based compensation	—	—	28.3	—	—	—	28.3
Dividends declared ($1.33 per share)	—	—	—	(24.1)	—	—	(24.1)
BALANCE, DECEMBER 31, 2021	25,336,054	$0.3	$325.8	$2,345.9	$(156.2)	$(690.4)	$1,825.2
Net income	—	—	—	751.5	—	—	751.5
Other comprehensive income, net of taxes	—	—	—	—	178.7	—	178.7
Purchases of treasury stock	—	—	—	—	—	(521.2)	(521.2)
Net issuance of treasury shares to stock compensation plans	(103,434)	—	(14.1)	—	—	14.2	0.1
Stock-based compensation	—	—	27.0	—	—	—	27.0
Dividends declared ($1.50 per share)	—	—	—	(23.9)	—	—	(23.9)
BALANCE, DECEMBER 31, 2022	25,232,620	$0.3	$338.7	$3,073.6	$22.5	$(1,197.5)	$2,237.5
Net income	—	—	—	601.6	—	—	601.6
Other comprehensive income, net of taxes	—	—	—	—	5.7	—	5.7
Purchases of treasury stock, including excise tax	—	—	—	—	—	(174.2)	(174.2)
Net issuance of treasury shares to stock compensation plans	(101,160)	—	(9.7)	—	—	18.9	9.2
Stock-based compensation	—	—	20.1	—	—	—	20.1
Dividends declared ($1.80 per share)	—	—	—	(25.4)	—	—	(25.4)
BALANCE, DECEMBER 31, 2023	25,131,460	$0.3	$349.1	$3,649.8	$28.1	$(1,352.8)	$2,674.4
The accompanying notes are an integral part of these consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$601.6	$751.5	$552.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.0	89.3	78.9
Change in operating lease assets	25.3	29.5	25.0
Deferred income taxes	18.7	28.0	31.0
Asset impairments	32.9	8.5	79.2
Stock-based compensation	20.1	27.0	28.3
Amortization of debt discount and issue costs	3.0	3.0	2.5
Gain on disposition of assets	(23.3)	(41.1)	(6.0)
Loss on extinguishment of debt	—	—	3.8
Unrealized gain on derivative instruments	(3.7)	—	—
Other	(2.7)	0.5	2.6
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	39.2	66.5	48.1
Accounts and notes receivable	(37.4)	(17.4)	11.2
Inventories	(567.6)	(282.1)	529.8
Contracts-in-transit and vehicle receivables	(88.1)	(55.4)	(6.4)
Prepaid expenses and other assets	(21.2)	0.4	(2.1)
Floorplan notes payable — manufacturer affiliates	126.7	7.5	(90.7)
Deferred revenues	(0.9)	(0.4)	(1.5)
Operating lease liabilities	(24.4)	(29.4)	(25.9)
Net cash provided by operating activities	190.2	585.9	1,259.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $66.3, $25.3 and $65.2, respectively	(366.1)	(528.7)	(1,099.6)
Proceeds from disposition of franchises, property and equipment	193.8	141.4	24.8
Purchases of property and equipment	(185.4)	(155.5)	(143.6)
Proceeds from sale of discontinued operations, net	—	59.4	—
Other	(8.3)	(1.3)	(33.3)
Net cash used in investing activities	(366.1)	(484.6)	(1,251.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	11,366.2	10,236.1	8,333.2
Repayments on credit facility — floorplan line and other	(10,940.4)	(9,766.5)	(8,801.8)
Borrowings on credit facility — acquisition line	200.0	406.6	349.3
Repayments on credit facility — acquisition line	(178.2)	(429.6)	(66.6)
Debt issuance costs	(0.3)	(4.6)	(2.8)
Borrowings of senior notes	—	—	200.0
Borrowings on other debt	150.2	315.5	334.3
Principal payments on other debt	(223.6)	(286.4)	(187.3)
Proceeds from employee stock purchase plan	21.3	19.5	15.2
Payments of tax withholding for stock-based compensation	(12.1)	(11.8)	(13.0)
Repurchases of common stock, amounts based on settlement date	(172.8)	(521.2)	(210.6)
Dividends paid	(25.2)	(23.7)	(23.9)
Other	—	(1.2)	—
Net cash provided by (used in) financing activities	185.2	(67.3)	(74.0)
Effect of exchange rate changes on cash	0.1	(4.8)	(2.5)
Net increase (decrease) in cash and cash equivalents	9.4	29.2	(68.6)
CASH AND CASH EQUIVALENTS, beginning of period	47.9	18.7	87.3
CASH AND CASH EQUIVALENTS, end of period	$57.2	$47.9	$18.7
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
On November 12, 2021, the Company entered into a Share Purchase Agreement (the “Brazil Agreement”) with Original Holdings S.A. (“Buyer”). Pursuant to the terms and conditions set forth in the Brazil Agreement, Buyer agreed to acquire 100% of the issued and outstanding equity interests of the Company’s Brazilian operations (the “Brazil Disposal Group”) for approximately BRL 510 million in cash (the “Brazil Disposal”). On July 1, 2022, the Company completed the Brazil Disposal. The Brazil Disposal Group met the criteria to be reported as held for sale and discontinued operations. Therefore, the related assets, liabilities and operating results of the Brazil Disposal Group are reported as discontinued operations (the “Brazil Discontinued Operations”) for all periods presented. Unless otherwise specified, disclosures in these Consolidated Financial Statements reflect continuing operations only.
Certain prior-period amounts related to the Brazil Discontinued Operations, have been reclassified in the Consolidated Financial Statements and accompanying notes to conform to current-period presentation. Refer to Note 4. Discontinued Operations and Other Divestitures for additional information on the Brazil Discontinued Operations.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Parts and accessories inventories are valued at the lower of cost or net realizable value and determined on a first-in, first-out basis. The Company incurs shipping costs in connection with selling parts to customers which is included in Cost of Sales in the Consolidated Statements of Operations.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Advertising
The Company expenses the costs of advertising as incurred. Advertising expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations and totaled $83.0 million, $76.5 million and $65.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company receives advertising assistance from certain automobile manufacturers, which the Company is required to spend on qualified advertising, and which is subject to audit and chargeback by the manufacturer. The assistance is accounted for as a reduction to SG&A expenses as earned and amounted to $22.3 million, $17.4 million and $14.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Leases
Refer to the discussion of the Company’s leases and related accounting policies in Note 11. Leases.
Foreign Currency Translation
The functional currency for the Company’s U.K. subsidiaries is GBP. All assets and liabilities of foreign subsidiaries are translated into USD using period-end foreign currency exchange rates and all revenues and expenses are translated at average foreign currency exchange rates during the respective period. The gains and losses resulting from translation adjustments are recorded in Accumulated Other Comprehensive Income (loss) in the Consolidated Statements of Stockholders’ Equity.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures. The amendments require the disclosure of significant segment expenses as well as expanded interim disclosures, along with other changes to segment disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2023, and interim periods beginning on or after January 1, 2025. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require the disclosure of a reconciliation between income tax expense from continuing operations and the amount computed by multiplying income from continuing operations before income taxes by the applicable statutory rate as well as an annual disaggregation of the income tax rate reconciliation between certain specified categories by both percentage and reported amounts, along with other changes to income tax disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2024, and interim periods for fiscal years beginning after December 15, 2025. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.
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
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Year Ended December 31, 2023
	U.S.	U.K.	Total
New vehicle retail sales	$7,433.6	$1,341.0	$8,774.6
Used vehicle retail sales	4,458.7	1,234.8	5,693.5
Used vehicle wholesale sales	314.4	127.1	441.4
Total new and used vehicle sales	12,206.6	2,702.9	14,909.5
Parts and service sales (1)	1,933.3	289.0	2,222.3
Finance, insurance and other, net (2)	674.3	67.6	741.9
Total revenues	$14,814.2	$3,059.5	$17,873.7

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2022
	U.S.	U.K.	Total
New vehicle retail sales	$6,238.5	$1,214.0	$7,452.5
Used vehicle retail sales	4,531.5	1,141.8	5,673.3
Used vehicle wholesale sales	238.8	125.8	364.6
Total new and used vehicle sales	11,008.8	2,481.6	13,490.4
Parts and service sales (1)	1,761.4	248.2	2,009.5
Finance, insurance and other, net (2)	656.9	65.2	722.2
Total revenues	$13,427.1	$2,795.1	$16,222.1

	Year Ended December 31, 2021
	U.S.	U.K.	Total
New vehicle retail sales	$5,371.4	$1,133.3	$6,504.8
Used vehicle retail sales	3,356.3	1,082.5	4,438.8
Used vehicle wholesale sales	232.2	133.6	365.7
Total new and used vehicle sales	8,959.9	2,349.4	11,309.3
Parts and service sales (1)	1,361.4	229.8	1,591.2
Finance, insurance and other, net (2)	525.0	56.4	581.4
Total revenues	$10,846.3	$2,635.6	$13,481.9
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $24.1 million, $30.8 million and $22.3 million during the years ended December 31, 2023, 2022 and 2021, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Arrangement of Vehicle Financing and the Sale of Service and Other Insurance Contracts section within this Note for further discussion of these arrangements. Refer to Note 8. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
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
Used Vehicle Wholesale Sales
When the Company uses a third-party auction to facilitate the delivery of used vehicles to the customer, the Company has determined that the auction acts as an agent under the arrangement. Therefore, the Company recognizes revenues and cost of sales on a gross basis upon delivery of the vehicle at the auction to the customer, which is the point at which transfer of control occurs and when the performance obligation is satisfied.
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
Charge Backs
The Company may be charged back in the future for commissions received on F&I contract or VSC fees in the event of early termination of the contracts by customers. A reserve for future amounts estimated to be charged back, representing variable consideration, is recorded as a reduction to Finance, insurance and other, net in the Consolidated Statements of Operations. The reserve is estimated based on the Company’s historical charge back results and the termination provisions of the applicable contracts, and was $70.4 million and $65.1 million at December 31, 2023 and 2022, respectively.
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
The change in contract assets during the year ended December 31, 2023, is reflected in the table below (in millions):

F&I, Net
Contract Assets, January 1, 2023	$47.9
Changes related to revenue recognition during the period	24.1
Amounts invoiced during the period	(17.0)
Contract Assets, December 31, 2023	$55.0

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
The Company analyzed and assessed all available information related to property and equipment and property lease contracts, determining the preliminary fair values established in 2021 were appropriate and no material adjustments were recorded to these fair values in the year ended December 31, 2022 upon finalization of the purchase price allocation. The Company previously recorded a $33.4 million deposit for the purchase of an additional dealership as part of the Prime Acquisition, which had not closed as of December 31, 2021. Pursuant to the purchase agreement with the seller, the seller initiated legal action against the distributor to compel the approval of the sale of the dealership. In March 2022, upon the contractual release of funds from escrow to the seller related to the dealership, the deposit was recognized as additional consideration paid and reflected as additional goodwill, resulting in total consideration associated with the Prime Acquisition of $967.6 million.
In October 2023, the Company closed on the acquisition of the remaining Prime dealership after settlement of legal action with the distributor which had opposed the acquisition. The previously recorded goodwill of $33.4 million was allocated to the identifiable assets and liabilities of the acquired dealership. The accounting for the acquisition is considered to be preliminary and subject to change as the Company’s fair value assessments are finalized. The Company is continuing to analyze and assess relevant information related to the valuation of equipment and intangible assets. The Company will reflect any required fair value adjustments in subsequent periods.
The results of the Prime Acquisition are included in the U.S. segment. The goodwill is deductible for income tax purposes.
The following table summarizes the consideration paid and aggregate amounts of the assets acquired and liabilities assumed as of December 31, 2022 (in millions):

Total consideration	$967.6
Identifiable assets acquired and liabilities assumed
Inventories	$136.7
Property and equipment	266.8
Intangible franchise rights	135.3
Operating lease assets	58.3
Other assets (1)	62.2
Total assets acquired	659.3
Operating lease liabilities	56.6
Other liabilities (2)	38.3
Total liabilities assumed	94.9
Total identifiable net assets	564.4
Goodwill (3)	$403.2
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
(3) Goodwill as of December 31, 2022 has not been adjusted for the impact of the remaining Prime dealership acquired in October 2023 as described above.

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
The following represents the unaudited pro forma financial information as if Prime had been included in the Company’s consolidated results since January 1, 2021 (in millions):

Year Ended December 31,
2021
Revenues	$15,243.5
Net income	$594.7
Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.
Other Acquisitions
During the year ended December 31, 2023, the Company acquired six dealerships in the U.S., including the remaining Prime dealership described above. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $365.8 million, net of cash acquired. Goodwill associated with these acquisitions totaled $49.7 million.
During the year ended December 31, 2022, the Company acquired six dealerships and a collision center in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $507.5 million, net of cash acquired. Goodwill associated with these acquisitions totaled $236.1 million.
During the year ended December 31, 2022, the Company acquired a dealership and related collision center in the U.K. Consideration paid, which was accounted for as a business combination, was $34.1 million, consisting of cash paid of $32.9 million and a payable of $1.2 million, net of cash acquired. Goodwill associated with the acquisition totaled $10.2 million.
During the year ended December 31, 2021, the Company acquired five dealerships in the U.S., excluding the dealerships acquired in the Prime Acquisition, and seven dealerships in the U.K. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, totaled $166.8 million, net of cash acquired. Goodwill associated with these acquisitions totaled $70.1 million.
In February 2024, the Company announced the acquisition of five dealerships and three collision centers in the U.S. Aggregate consideration paid for these dealerships, which will be accounted for as business combinations, was approximately $273.3 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
Brazil Discontinued Operations
On November 12, 2021, the Company entered into an agreement to effect the Brazil Disposal. The sale price of approximately BRL 510.0 million included a holdback amount as of July 1, 2022 (the “Brazil Disposition Date”), for general representations and warranties, of BRL 115.0 million, to be held in escrow for a period of five years from the close of the transaction (the “Brazil Disposal Escrow”). At the conclusion of the five-year period, the remaining funds held in the Brazil Disposal Escrow will be released to the Company. This amount has been included in the proceeds received.
On the Brazil Disposition Date, the Company closed on the Brazil Disposal. The Company recorded a total net loss of $87.5 million on the Brazil Disposal, of which $10.0 million was recognized during the year ended December 31, 2022 and $77.5 million was recognized during the year ended December 31, 2021. The loss on sale is presented as part of the results within Discontinued Operations.
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
As of December 31, 2023, the Company had a remaining receivable balance of $21.1 million associated with the Brazil Disposal Escrow recorded in Other long-term assets on the Consolidated Balance Sheet, of which $4.3 million is expected to be paid to settle the Company’s portion of accrued liabilities retained subsequent to the Brazil Disposition Date, including the tax settlement described above.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Results of the Brazil Discontinued Operations were as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
REVENUES:
New vehicle retail sales	$—	$109.0	$205.6
Used vehicle retail sales	—	44.0	58.1
Used vehicle wholesale sales	—	10.1	11.3
Parts and service sales	—	23.8	38.7
Finance, insurance and other, net	—	3.3	6.1
Total revenues	—	190.2	319.8
COST OF SALES:
New vehicle retail sales	—	98.5	184.9
Used vehicle retail sales	—	41.2	53.1
Used vehicle wholesale sales	—	10.0	10.5
Parts and service sales	—	14.5	22.0
Total cost of sales	—	164.2	270.6
GROSS PROFIT	—	26.1	49.2
Selling, general and administrative expenses	2.0	15.1	34.3
Depreciation and amortization expense	—	0.9	1.5
Asset impairments	—	6.3	77.5
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(2.0)	3.7	(64.1)
Floorplan interest expense	—	1.4	1.1
Other interest (income) expense, net	(2.6)	(1.8)	0.9
Loss on extinguishment of debt	—	—	3.8
Other expenses	—	1.5	—
INCOME (LOSS) BEFORE INCOME TAXES — DISCONTINUED OPERATIONS	0.6	2.6	(69.9)
Provision for income taxes	1.0	5.3	3.4
NET LOSS — DISCONTINUED OPERATIONS	$(0.4)	$(2.7)	$(73.3)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash flows from operating and investing activities for the Brazil Discontinued Operations were immaterial for the year ended December 31, 2023. Cash flows from operating and investing activities for the Brazil Discontinued Operations for the prior periods were as follows (in millions):

	Years Ended December 31,
	2022	2021
Net cash provided by operating activities — discontinued operations	$26.6	$5.2
Net cash provided by (used in) investing activities — discontinued operations	$59.1	$(1.5)
Assets and liabilities of the Brazil Discontinued Operations were as follows (in millions):

	As of December 31,
	2023	2022
Prepaid expenses	$0.7	$—
Other current assets	—	1.3
Other long-term assets	21.1	22.8
Total assets of discontinued operations	$21.8	$24.1

Accrued expenses and other current liabilities	$4.3	$7.8
Total liabilities of discontinued operations	$4.3	$7.8

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets and Liabilities Held for Sale
Assets and liabilities classified as held for sale consisted of the following (in millions):

	As of December 31,
	2023	2022
Current assets classified as held for sale
Prime Acquisition (1)	$—	$9.8
Other (2)	99.1	43.8
Total current assets classified as held for sale	$99.1	$53.6
Current liabilities classified as held for sale
Prime Acquisition (1)	$—	$1.1
Other	7.2	3.7
Total current liabilities classified as held for sale	$7.2	$4.8
(1) For additional details on current assets and current liabilities classified as held for sale in connection with the Prime Acquisition, refer to Note 3. Acquisitions.
(2) Includes $39.8 million and $13.4 million of goodwill reclassified to assets held for sale as of December 31, 2023 and December 31, 2022, respectively.
Other Divestitures
The Company’s dispositions generally consist of dealership assets and related real estate. Gains and losses on dispositions are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
During the year ended December 31, 2023, the Company recorded a net pre-tax gain totaling $16.3 million related to the disposition of eleven dealerships representing fifteen franchises in the U.S. The dispositions reduced goodwill by $52.9 million. The Company also terminated two franchises in the U.S.
During the year ended December 31, 2022, the Company recorded a net pre-tax gain totaling $30.8 million related to the disposition of five dealerships, representing five franchises, as well as a collision center in the U.S. The dispositions reduced goodwill by $37.3 million. The Company also terminated one franchise representing one dealership in the U.K.
During the year ended December 31, 2021, the Company recorded a net pre-tax gain totaling $4.4 million related to the disposition of three dealerships, representing three franchises and one franchise within an existing dealership in the U.S. The dispositions reduced goodwill by $4.0 million. The Company terminated one franchise within an existing dealership in the U.S. The Company also terminated one dealership representing one franchise in the U.K.
In February 2024, the Company disposed of six dealerships, representing ten franchises, as well as a collision center in the U.S. Assets and liabilities associated with this disposition were recorded within Current assets and current liabilities classified as held for sale in the Consolidated Balance Sheets as of December 31, 2023 and are included in the table above. The disposition will reduce goodwill by approximately $39.8 million.
5. STOCK-BASED COMPENSATION PLANS
Under the Company’s 2014 Long Term Incentive Plan (the “Incentive Plan”), the Company currently grants RSAs, RSUs and PSUs to Company employees and non-employee directors. The aggregate maximum number of shares that may be issued or transferred under the Incentive Plan is 2.2 million. The Incentive Plan expires on May 21, 2024. The terms of the awards (including vesting schedules) are established by the Compensation Committee of the Company’s Board of Directors. As of December 31, 2023, there were 1.1 million shares available for issuance under the Incentive Plan.

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
The following table summarizes RSA activity and related information for 2023:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	420,115	$116.05
Granted	61,695	$222.77
Vested	(151,010)	$94.25
Forfeited	(11,845)	$144.16
Nonvested at December 31, 2023	318,955	$145.83
The total fair value of RSAs that vested during the years ended December 31, 2023, 2022 and 2021, was $14.2 million, $14.7 million and $13.6 million, respectively.
As of December 31, 2023, there was $21.6 million of total unrecognized compensation cost related to RSAs which is expected to be recognized over a weighted-average period of 2.4 years.
Restricted Stock Units
The Company grants RSUs to non-employee directors. RSUs are vested 100% at the time of grant and settled on the date of the directors “separation of service,” as such term is defined in internal revenue service code §1.409A-1(h), and generally includes departure due to either death, disability, or retirement. RSUs convey no voting rights, and therefore are not considered outstanding when granted. Granted RSUs participate in dividends, however the dividends are not payable until a director’s separation of service with the Company. In the event a director terminates his or her directorship with the Company for reasons other than defined above, the RSUs granted and any accrued dividends will be forfeited.
RSUs settle in a cash payment equal to the average of the Company’s high and low stock price on the separation of service date and therefore constitute liability instruments, which require remeasurements to fair value each reporting period. The changes in fair value as a result of the changes in the Company’s stock price are recognized in Selling, general and administrative expenses within the Consolidated Statements of Operations. As of December 31, 2023, the total liability for unsettled cash-settled RSUs, recorded at fair value, was $9.5 million.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes PSU activity and related information for 2023:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	43,536	$161.87
Granted	13,570	$230.21
Vested	(10,695)	$305.93
Performance adjustment	9,263	$305.93
Nonvested at December 31, 2023	55,674	$188.82
The total fair value of PSUs that vested during the years ended December 31, 2023, 2022 and 2021, was $3.3 million, $4.7 million and $9.3 million, respectively.
The weighted average grant date fair value of PSUs granted during the years ended December 31, 2023, 2022 and 2021, was $3.1 million, $5.0 million and $2.1 million, respectively.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “Purchase Plan”) authorizes the issuance of up to 4.5 million shares of common stock and provides that no options to purchase shares may be granted under the Purchase Plan after May 19, 2025. The Purchase Plan is available to all employees of the Company and its participating subsidiaries and is a qualified plan as defined by Section 423 of the Internal Revenue Code. At the end of each fiscal quarter (the “Option Period”) during the term of the Purchase Plan, employees can acquire shares of common stock from the Company at 85% of the fair market value of the common stock on the first or the last day of the Option Period, whichever is lower. As of December 31, 2023, there were 270,833 shares available for issuance under the Purchase Plan. During the years ended December 31, 2023, 2022 and 2021, the Company issued 112,189, 146,416 and 116,680 shares, respectively, of common stock to employees participating in the Purchase Plan. With respect to shares issued under the Purchase Plan, the Company’s Board of Directors has authorized specific share repurchases to fund the shares issuable under the Purchase Plan.
The weighted average per share fair value of employee stock purchase rights issued pursuant to the Purchase Plan was $50.04, $39.45 and $43.57 during the years ended December 31, 2023, 2022 and 2021, respectively. The fair value of stock purchase rights is calculated using the grant date stock price, the value of the embedded call option and the value of the embedded put option. Employees can contribute a maximum of 10% of their compensation, up to a maximum of $25,000 annually under the Purchase Plan. Cash received from Purchase Plan purchases was $21.3 million, $19.5 million and $15.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Stock-Based Compensation
Total stock-based compensation includes expenses for both equity and cash-settled awards and is recognized in Selling, general and administrative expenses within the Consolidated Statements of Operations. Stock-based compensation related to equity-settled awards was $20.1 million, $27.0 million and $28.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Stock-based compensation related to cash-settled awards was $4.8 million, $0.5 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Tax benefits related to total stock-based compensation were $8.5 million, $5.2 million and $4.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the calculation of EPS on total net income for the years ended December 31, 2023, 2022 and 2021 (in millions, except share and per share data):

	Years Ended December 31,
	2023	2022	2021
Weighted average basic common shares outstanding	13,681,660	15,441,292	17,655,365
Dilutive effect of stock-based awards and employee stock purchases	53,139	52,324	66,847
Weighted average dilutive common shares outstanding	13,734,799	15,493,616	17,722,212
Basic:
Net income	$601.6	$751.5	$552.1
Less: Earnings allocated to participating securities from continuing operations	14.8	21.3	21.1
Less: Loss allocated to participating securities from discontinued operations	—	(0.1)	(2.5)
Net income available to basic common shares	$586.8	$730.3	$533.5
Basic earnings per common share	$42.89	$47.29	$30.22
Diluted:
Net income	$601.6	$751.5	$552.1
Less: Earnings allocated to participating securities from continuing operations	14.8	21.3	21.0
Less: Loss allocated to participating securities from discontinued operations	—	(0.1)	(2.5)
Net income available to diluted common shares	$586.9	$730.3	$533.6
Diluted earnings per common share	$42.73	$47.14	$30.11
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The carrying value and fair value of the Company’s 4.00% Senior Notes and fixed-rate mortgages were as follows (in millions):

	December 31, 2023		December 31, 2022
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$697.5	$750.0	$633.9
Real estate related	90.9	83.1	99.2	90.5
Total	$840.9	$780.6	$849.2	$724.4
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
Assets and liabilities associated with the Company’s interest rate swaps, as reflected gross in the Consolidated Balance Sheets, were as follows (in millions):

	December 31,
	2023	2022
Assets:
Other current assets	$1.2	$0.1
Other long-term assets (1)	88.1	109.2
Total assets	$89.3	$109.3
Liabilities:
Accrued expenses and other current liabilities	$—	$—
Long-term interest rate swap liabilities	—	—
Total liabilities	$—	$—

(1) As of December 31, 2023, the balance included gross fair value of $3.7 million related to the de-designated swap as described below.
Interest Rate Swaps De-designated as Cash Flow Hedges
During the year ended December 31, 2023, the Company de-designated one mortgage interest rate swap due to the Company settling the underlying mortgages associated with the swap during the same period. As of December 31, 2023, the de-designated swap had an aggregate notional value of $29.7 million that fixed its underlying one-month SOFR at an annual interest rate of 0.60% and will mature on March 1, 2030.
The Company reclassified the entire previously deferred gain associated with the de-designated interest rate swap of $3.1 million, net of tax of $1.0 million, from AOCI into income as an adjustment to Other interest expense, net, as the remaining forecasted hedged transactions associated with the interest rate swap were probable of not occurring due to the settlement of the mortgages described above. As of December 31, 2023, the Company recorded unrealized mark-to-market losses of $0.3 million and realized gains of $1.0 million associated with the de-designated interest rate swap within Other interest expense, net.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2023, the Company held 36 interest rate swaps designated as cash flow hedges with a total notional value of $909.6 million that fixed its underlying SOFR at a weighted average rate of 1.25%. The Company also held one additional interest rate swap designated as cash flow hedges with forward start dates beginning in January 2024, that had a notional value of $50.0 million and a weighted average interest rate of 0.72% as of December 31, 2023. The Company’s designated interest rate swap with a forward start date has a maturity date of December 2028. As of December 31, 2022, the Company held 39 interest rate swaps designated as cash flow hedges with a total notional value of $931.1 million that fixed its underlying one-month SOFR at a weighted average rate of 1.22%. The Company completed the transition of interest rate swaps from London Interbank Offered Rate to SOFR during 2022.
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2023	2022	2021
Interest rate swaps	$10.4	$84.1	$22.6

	Amount Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Years Ended December 31,
	2023	2022	2021
Floorplan interest expense, net	$15.4	$0.8	$(3.7)
Other interest expense, net	$17.9	$2.4	$(4.1)
The amount of gain expected to be reclassified out of Accumulated other comprehensive income (loss) into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $18.8 million.
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
The Company maintains an allowance for doubtful accounts that is calculated under the current expected credit loss (“CECL”) model. The CECL model applies to financial assets measured at amortized cost, as shown in the following table, and requires the Company to reflect expected credit losses over the remaining contractual term of the asset. As the large majority of the Company’s receivables settle within 30 days, the forecast period under the CECL model is a relatively short horizon. The Company uses an aging method to estimate allowances for doubtful accounts under the CECL model as the Company has determined that the aging method adequately reflects expected credit losses, as corroborated by historical loss rates.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s receivables, net and contract assets consisted of the following (in millions):

	December 31,
	2023	2022
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$259.2	$188.2
Vehicle receivables	110.3	90.9
Total contracts-in-transit and vehicle receivables	369.5	279.0
Less: allowance for doubtful accounts	0.3	0.6
Total contracts-in-transit and vehicle receivables, net	$369.2	$278.5

Accounts and notes receivables, net:
Manufacturer receivables	$128.3	$94.6
Parts and service receivables	64.3	68.0
F&I receivables	35.6	30.0
Other	14.4	12.1
Total accounts and notes receivables	242.5	204.7
Less: allowance for doubtful accounts	4.2	5.5
Total accounts and notes receivables, net	$238.4	$199.2

Within Other current assets and Other long-term assets:
Total contract assets (1)	$55.0	$47.9
(1) See further discussion of the Company’s Contract Assets balance at Note 2. Revenues. No allowance for doubtful accounts was recorded for contract assets as of December 31, 2023, or December 31, 2022.
9. INVENTORIES
The Company’s inventories consisted of the following (in millions):

	December 31,
	2023	2022
New vehicles	$1,061.0	$536.2
Used vehicles	549.0	537.3
Rental vehicles	217.2	155.0
Parts, accessories and other	136.2	128.0
Total inventories	$1,963.4	$1,356.6
As described in Note 1. Basis of Presentation, Consolidation and Summary of Accounting Policies, inventories are valued at lower of cost or net realizable value. The lower of specific cost or net realizable value adjustments reduced total inventory cost by $9.2 million and $5.4 million at December 31, 2023 and 2022, respectively.
Interest assistance reduced inventory costs by $7.0 million and $2.8 million at December 31, 2023 and 2022, respectively, and reduced cost of sales by $71.2 million, $56.0 million and $54.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Impairments of inventory, net of insurance proceeds, related to catastrophic events are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $3.4 million, $0.3 million and $0.1 million of impairment charges, respectively.
Refer to Note 1. Basis of Presentation, Consolidation and Summary of Accounting Policies for further discussion of the Company’s accounting policies for inventories.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment consisted of the following (in millions):

	December 31,
	2023	2022
Land	$888.8	$838.8
Buildings and leasehold improvements	1,516.6	1,459.8
Machinery and dealership equipment	181.6	173.0
Office equipment, furniture and fixtures	149.1	141.7
Company vehicles	14.6	17.3
Construction in progress	85.7	52.0
Total	2,836.4	2,682.6
Less: accumulated depreciation and amortization	587.7	554.4
Property and equipment, net	$2,248.7	$2,128.2
For the years ended December 31, 2023, 2022 and 2021, the Company recognized $6.8 million, $0.8 million and $1.7 million, respectively, in asset impairment charges related to property and equipment in the Company’s U.S. segment. Property and equipment impairment charges are reflected in Asset impairments in the Consolidated Statements of Operations.
Depreciation and amortization expense totaled $92.0 million, $88.4 million and $77.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company capitalized $2.0 million, $1.1 million and $1.0 million of interest on construction projects for the years ended December 31, 2023, 2022 and 2021, respectively.
11. LEASES
The Company leases real estate, office equipment and dealership operating assets under long-term lease agreements and subleases certain real estate to third parties.
The Company recognizes ROU assets and lease liabilities at commencement based on the present value of lease payments over the lease term. For such leases, the aggregate present value of the Company’s lease payments may include options to purchase the leased property or lease terms with options to renew or terminate the lease, when the option is at the Company’s sole discretion, and it is reasonably certain that the Company will exercise such an option. The Company’s leases may also include rental payments adjusted periodically for inflation. Payments based on a change in an index or rates are not considered in the determination of lease payments for purposes of measuring the related lease liability. The Company discounts lease payments using its incremental borrowing rate based on information available as of the measurement date. Subsequent to the recognition of its ROU assets and lease liabilities, the Company recognizes lease expense related to its operating lease payments on a straight-line basis over the lease term. None of the Company’s lease agreements contain material residual value guarantees or material restrictive covenants.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company reviews ROU assets for impairment at the lowest level of identifiable cash flows whenever evidence exists that the carrying value of an asset may not be recoverable (i.e., triggering events). This review consists of comparing the carrying amount of the asset group with its expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. If the asset group’s carrying amount exceeds its future undiscounted cash flows, an impairment charge is measured as the amount by which its carrying amount exceeds its fair value. The fair value of the ROU asset is calculated based on the discounted market rent over the remaining lease period. The market rent reflects current lease rates on comparable properties and requires adjustments to reflect the different characteristics between the property being measured and the comparable property, which are considered level 3 inputs within the fair value hierarchy described further in Note 7. Financial Instruments and Fair Value Measurements. During the year ended December 31, 2023, the Company recorded $1.8 million of impairments of ROU assets related to the U.S. segment. No impairments of ROU assets were recorded during the years ended December 31, 2022 and 2021. The impairment charges were recognized within Asset impairments in the Company’s Consolidated Statements of Operations. Additional information regarding the Company’s operating and finance leases is as follows (in millions, except for lease term and discount rate information):

		December 31,
Leases	Balance Sheet Classification	2023	2022
Assets:
Operating	Operating lease assets	$216.5	$249.1
Finance	Property and equipment, net	271.3	221.4
Total		$487.7	$470.5
Liabilities:
Current:
Operating	Current operating lease liabilities	$20.9	$21.8
Finance	Current maturities of long-term debt	6.5	18.8
Noncurrent:
Operating	Operating lease liabilities, net of current portion	209.4	238.4
Finance	Long-term debt, net of current maturities	266.1	201.6
Total		$503.0	$480.6

		Years Ended December 31,
Lease Expense	Income Statement Classification	2023	2022	2021
Operating	Selling, general and administrative expenses	$38.1	$42.4	$35.1
Operating	Asset impairments	1.8	—	—
Variable	Selling, general and administrative expenses	6.6	4.5	3.3
Sublease income	Selling, general and administrative expenses	(1.3)	(2.3)	(1.9)
Finance:
Amortization of lease assets	Depreciation and amortization expense	9.9	9.1	7.3
Interest on lease liabilities	Other interest expense, net	12.6	8.2	7.2
Net lease expense		$67.6	$61.9	$50.9

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2023
Maturities of Lease Liabilities	Operating Leases	Finance Leases
2023	$31.8	$20.0
2024	33.1	59.6
2025	30.2	48.2
2026	28.5	52.3
2027	26.1	67.8
Thereafter	190.3	98.9
Total lease payments	339.9	346.9
Less: lease payments representing interest	(109.6)	(74.2)
Present value of lease liabilities	$230.3	$272.7

	Years Ended December 31,
Weighted-Average Lease Term and Discount Rate	2023	2022	2021
Weighted-average remaining lease terms:
Operating	13.5	13.6	12.0
Finance	7.2	17.2	17.1
Weighted-average discount rates:
Operating	5.2%	5.1%	4.8%
Finance	5.3%	5.1%	4.9%

	Years Ended December 31,
Other Information	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$36.6	$42.2	$36.2
Operating cash flows used in finance leases	$12.6	$8.2	$7.2
Financing cash flows used in finance leases	$26.4	$9.1	$10.9
ROU assets obtained in exchange for lease obligations:
Operating leases, initial recognition	$1.5	$12.9	$77.8
Operating leases, modifications and remeasurements	$(0.2)	$25.0	$9.4
Finance leases, initial recognition	$70.6	$39.3	$63.8
Finance leases, modifications and remeasurements	$(3.6)	$23.1	$(4.5)
12. INTANGIBLE FRANCHISE RIGHTS AND GOODWILL
The Company evaluates its intangible assets, including goodwill, for impairment annually, or more frequently if events or circumstances indicate possible impairment. Refer to Note 1. Basis of Presentation, Consolidation and Summary of Accounting Policies for further discussion of the Company’s accounting policies relating to impairment testing.
For the October 31, 2023 annual goodwill impairment testing, the Company elected to perform a quantitative assessment to determine whether the fair values of the Company’s reporting units were less than their carrying values. Based on the results of the quantitative assessment, the Company did not record a goodwill impairment charge.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
When a quantitative impairment assessment is performed, the Company estimates fair value of goodwill using a combination of the discounted cash flow, or income approach, and the market approach. The Company weights the income approach and market approach 50% and 50%, respectively, in the fair value model. For intangible franchise rights, the fair value of the respective franchise right is estimated using a discounted cash flow, or income approach. The income approach measures fair value by discounting expected future cash flows at a WACC that proportionately weights the cost of debt and equity. Significant assumptions in the model include revenue growth rates, future EBITDA margins, the WACC and terminal growth rates. The Company applies a five-year projection period which aligns with the Company’s strategic plan. Key considerations in the assumed growth rates include industry seasonally adjusted annual rate of vehicle sales (“SAAR”) projections, macroeconomic conditions including consumer confidence levels, unemployment rates and gross domestic product “GDP”) growth, and internal measures such as historical financial performance, cost control and planned capital expenditures.
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
For the October 31, 2023 annual intangible franchise rights assessment, the Company elected to perform a qualitative assessment. Based on the results of the qualitative assessment, certain dealerships required a quantitative assessment based on their actual results through October 31, 2023 and an update of the annual budget in the fourth quarter of 2023. To perform the intangible franchise rights quantitative assessment, the Company estimated the fair values of the respective franchise rights using a discounted cash flow, or income approach, following the income approach as described for Goodwill. This resulted in franchise rights impairment charges of $25.1 million in the U.S. segment and none in the U.K. segment for the year ended December 31, 2023. The impairment charges were recognized within Asset impairments in the Company’s Consolidated Statements of Operations.
During the year ended December 31, 2022, the Company recorded impairment charges of $1.3 million in the U.S. segment and none in the U.K. segment on intangible franchise rights. No impairment was recorded for intangible franchise rights during the year ended December 31, 2021. The impairment charges were recognized within Asset impairments in the Company’s Consolidated Statements of Operations.
During the year ended December 31, 2023, the Company recorded additional indefinite-lived intangible franchise rights acquired through business combinations of $215.1 million in the U.S. segment and none in the U.K. segment. During the year ended December 31, 2022, the Company recorded additional intangible franchise rights acquired through business combinations of $127.4 million in the U.S. segment and none in the U.K. segment.
Refer to Note 3. Acquisitions for further discussion of the Company’s acquisitions.
The following table presents the Company’s intangible franchise rights balances by segment as of December 31, 2023 and 2022 (in millions):

	Intangible Franchise Rights
	U.S.	U.K.	Total
Balance, December 31, 2022	$498.0	$18.3	$516.3
Balance, December 31, 2023	$682.0	$19.2	$701.2

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a roll-forward of the Company’s goodwill accounts by reporting unit (in millions):

	Goodwill
	U.S.	U.K.	Total
Balance, December 31, 2021 (1)	$1,307.3	$112.9	$1,420.2
Additions through acquisitions	236.1	10.2	246.3
Purchase price allocation adjustments	35.0	—	35.0
Disposals	(37.3)	—	(37.3)
Reclassified from (to) assets held for sale, net	8.8	—	8.8
Currency translation	—	(11.2)	(11.2)
Balance, December 31, 2022 (1)	$1,549.9	$111.9	$1,661.8
Additions through acquisitions	49.7	—	49.7
Purchase price allocation adjustments	9.1	1.9	11.0
Disposals	(52.9)	—	(52.9)
Reclassified from (to) assets held for sale, net	(23.6)	—	(23.6)
Currency translation	—	6.0	6.0
Balance, December 31, 2023(1)	$1,532.1	$119.8	$1,651.9
(1) Net of accumulated impairments of $40.6 million in the U.S. reporting unit.
13. FLOORPLAN NOTES PAYABLE
The Company’s Floorplan Notes Payable consisted of the following (in millions):

	December 31,
	2023	2022
Revolving Credit Facility — Floorplan notes payable	$1,358.2	$833.5
Revolving Credit Facility — Floorplan notes payable offset account	(236.7)	(140.2)
Revolving Credit Facility — Floorplan notes payable, net	1,121.6	693.3
Other non-manufacturer facilities	31.4	68.8
Floorplan notes payable — credit facility and other, net	$1,153.0	$762.1

FMCC facility	$156.6	$55.1
FMCC facility offset account	(38.5)	(13.4)
FMCC facility, net	118.1	41.8
GM Financial Facility	37.9	—
Other manufacturer affiliate facilities	256.4	201.3
Floorplan notes payable — manufacturer affiliates, net	$412.4	$243.1
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $2.0 billion revolving syndicated credit arrangement with 20 participating financial institutions that matures on March 9, 2027 (“Revolving Credit Facility”). The Company has the option to increase the availability to $2.4 billion, under certain conditions. The Revolving Credit Facility currently consists of two tranches: (i) a $1.2 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) an $800.0 million maximum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Consolidated Balance Sheets — refer to Note 14. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $2.0 billion commitment. The Acquisition Line includes a $100 million sub-limit for letters of credit and $50.0 million minimum capacity tranche. The Company had $12.2 million in letters of credit outstanding as of December 31, 2023 and 2022.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The U.S. Floorplan Line bears interest at rates equal to SOFR plus 120 basis points for new vehicle inventory and SOFR plus 150 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 6.59% as of December 31, 2023, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 110 to 210 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company had $3.8 million and $5.0 million of unamortized debt issuance costs as of December 31, 2023 and 2022, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Consolidated Balance Sheets and amortized over the term of the facility.
Under the Revolving Credit Facility, dividends are permitted to the extent that no event of default exists, and the Company is in compliance with the financial covenants contained therein.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). The FMCC Facility bears interest at the U.S. Prime rate which was 8.50% as of December 31, 2023.
GM Financial Facility
During December 2023, the Company entered into a master loan agreement with General Motors Financial (the “GM Financial Facility”). As of December 31, 2023, the GM Financial Facility had a total capacity of $84.5 million. The GM Financial Facility bears interest at the U.S. Prime rate less 100 basis points.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K. with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of December 31, 2023, borrowings outstanding under these facilities totaled $256.4 million, comprised of $142.6 million in the U.S., with annual interest rates ranging from 1% to approximately 9%, and $113.8 million in the U.K., with annual interest rates ranging from approximately 5% to 9%.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. DEBT
Long-term debt consisted of the following (in millions):

	December 31,
	2023	2022
4.00% Senior Notes due August 15, 2028	$750.0	$750.0
Acquisition Line	325.0	303.2
Other debt:
Real estate related	751.0	796.9
Finance leases	272.7	220.4
Other	8.8	22.3
Total other debt	1,032.5	1,039.6
Total debt	2,107.5	2,092.7
Less: unamortized debt issuance costs	8.7	10.2
Less: current maturities	109.4	130.3
Total long-term debt	$1,989.4	$1,952.2
The aggregate annual maturities of debt for the next five years, excluding debt issuance costs, are as follows (in millions):

Total
Years Ended December 31,
2024	$109.9
2025	123.9
2026	198.9
2027	517.7
2028	878.1
Thereafter	278.9
Total	$2,107.5
Acquisition Line
The proceeds of the Acquisition Line are used for working capital, general corporate and acquisition purposes. As of December 31, 2023, borrowings under the Acquisition Line, a component of the Revolving Credit Facility, totaled $325.0 million. The average interest rate on this facility was 5.66% as of December 31, 2023.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of December 31, 2023, borrowings outstanding under these facilities totaled $751.0 million, gross of debt issuance costs, comprised of $620.3 million in the U.S. and $130.7 million in the U.K.
The Company’s mortgage loans are secured by real property owned by the Company. The carrying values of the related collateralized real estate as of December 31, 2023 and 2022 were $1,153.2 million and $1,215.7 million, respectively.
In February 2024, the Company entered into a master credit agreement with Wells Fargo Bank, National Association (the “Wells Fargo Credit Agreement”) with a maximum capacity of $250.0 million. The Wells Fargo Credit Agreement accrues interest at SOFR plus 175 basis points and matures on March 1, 2031.
Finance Leases
Refer to Note 11. Leases for further information regarding the Company’s finance leases.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. INCOME TAXES
Income from continuing operations before income taxes by geographic area was as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Domestic	$732.1	$897.4	$721.8
Foreign	68.1	87.9	79.2
Total income before income taxes	$800.2	$985.3	$800.9
Federal, state and foreign income tax provisions from continuing operations were as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Federal:
Current	$142.9	$160.7	$116.4
Deferred	11.8	24.6	30.7
State:
Current	23.8	24.5	13.8
Deferred	4.6	5.9	1.6
Foreign:
Current	12.8	18.0	14.8
Deferred	2.3	(2.6)	(1.8)
Provision for income taxes	$198.2	$231.1	$175.5
A reconciliation of the statutory federal rate to the effective tax rate on income before income taxes from continuing operations, was as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Provision at the U.S. federal statutory rate	$168.0	$206.9	$168.1
Increase (decrease) resulting from:
State income tax, net of benefit for federal deduction	25.2	22.3	15.3
Foreign income tax rate differential	0.6	(2.3)	(1.0)
Change in enacted tax rate — U.K.	—	—	(1.9)
Tax credits	(0.5)	(0.4)	(0.8)
Change in valuation allowance	(2.6)	(2.1)	(2.9)
Stock-based compensation	(3.6)	(1.6)	(2.2)
Deferred state tax effect	(1.1)	4.3	—
Gain on dispositions	5.5	—	—
Other	6.7	4.0	0.9
Provision for income taxes	$198.2	$231.1	$175.5

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Accrued liabilities	$62.6	$56.4
Net operating losses	13.0	18.9
Operating lease liabilities	65.5	71.1
Other	—	2.5
Deferred tax assets	141.1	148.9
Less: valuation allowance on deferred tax assets	7.6	10.2
Net deferred tax assets	$133.5	$138.7
Deferred tax liabilities:
Goodwill and intangible franchise rights	$195.9	$171.2
Fixed asset basis differences	114.7	110.0
Interest rate swaps	21.3	26.1
Operating lease ROU assets	53.8	59.6
Other	0.3	1.7
Deferred tax liabilities	386.0	368.6
Net deferred tax liability	$252.5	$229.9
The classification of the continued operations of the Company’s net deferred tax liability within the Consolidated Balance Sheets is as follows (in millions):

	December 31,
	2023	2022
Deferred tax asset, included in Other long-term assets	$4.1	$8.2
Deferred tax liability, included in Deferred income taxes	256.6	238.1
Net deferred tax liability	$252.5	$229.9
As of December 31, 2023, the Company had state pre-tax NOL carryforwards in the U.S. of $247.9 million that will expire between 2024 and 2043 in certain states while some may be carried forward indefinitely. To the extent that the Company expects that net income will not be sufficient to realize these NOLs in certain jurisdictions, a valuation allowance has been established.
The Company believes it is more-likely-than-not that its deferred tax assets, net of valuation allowances provided, will be realized, based primarily on its expectation of future taxable income and considering future reversals of existing taxable temporary differences.
As of December 31, 2023, the Company maintains a permanent reinvestment assertion on the Company’s foreign subsidiaries. An immaterial amount of tax would be payable upon any distribution of unremitted earnings or a recognition of any outside basis difference.
Based on the statutes of limitations in the applicable jurisdictions in which the Company operates, the Company is generally no longer subject to examinations by tax authorities in years prior to 2018.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the Company’s unrecognized tax benefits is as follows (in millions):

	2023	2022	2021
Balance at January 1	$2.0	$2.0	$2.0
Additions for current tax	0.6	0.5	0.5
Additions based on tax positions in prior years	—	—	—
Reductions for tax positions	—	—	—
Settlements with tax authorities	—	—	—
Reductions due to lapse of statutes of limitations	(0.4)	(0.5)	(0.5)
Balance at December 31	$2.2	$2.0	$2.0
Included in the balance of unrecognized tax benefits as of December 31, 2023, 2022 and 2021, are $1.9 million, $1.7 million and $1.6 million, respectively, of tax benefits that would affect the effective tax rate if recognized.
For the years ended December 31, 2023, 2022 and 2021 the Company recorded approximately $0.3 million, $0.3 million and $0.3 million, respectively, of interest and penalty related to its uncertain tax positions. Consistent with prior practice, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the Consolidated Statements of Operations.
16. EMPLOYEE SAVINGS PLANS
The Company has a deferred compensation plan to provide select employees with the opportunity to accumulate additional savings for retirement on a tax-deferred basis (the “Deferred Compensation Plan”). Participants in the Deferred Compensation Plan are allowed to defer receipt of a portion of their salary, compensation or bonus. Participants receive a rate of return as determined by management and approved by the Board of Directors. The balances due to participants of the Deferred Compensation Plan as of December 31, 2023 and 2022, were $108.4 million and $100.4 million, respectively, with $8.1 million and $3.9 million classified as current for each respective period.
In the U.S., the Company offers a 401(k) plan to eligible employees and provides matching contribution to employees that participate in the plan. For the years ended December 31, 2023, 2022 and 2021, the matching contributions paid by the Company totaled $11.7 million, $10.9 million and $8.4 million, respectively.
In the U.K., the Company offers private personal pension plans and provides matching contributions to eligible employees that participate in the plan. For the years ended December 31, 2023, 2022 and 2021, the matching contributions paid by the Company totaled $5.2 million, $4.5 million and $3.8 million, respectively.
17. COMMITMENTS AND CONTINGENCIES
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
Legal Proceedings
As of December 31, 2023, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Matters
In connection with dealership dispositions where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $35.0 million as of December 31, 2023.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of Accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 were as follows (in millions):

	Year Ended December 31, 2023
	Accumulated Income (Loss) on Foreign Currency Translation	Accumulated Income (Loss) on Interest Rate Swaps	Total
Balance, December 31, 2022	$(61.1)	$83.6	$22.5
Other comprehensive income (loss) before reclassifications:
Pre-tax	23.7	13.7	37.3
Tax effect	—	(3.3)	(3.3)
Amounts reclassified from accumulated other comprehensive income (loss):
Floorplan interest income (pre-tax)	—	(15.4)	(15.4)
Other interest income, net (pre-tax)	—	(17.9)	(17.9)
Reclassification related to de-designated interest rate swaps (pre-tax)	—	(4.0)	(4.0)
Provision for income taxes	—	8.9	8.9
Net current period other comprehensive income (loss)	23.7	(18.0)	5.7
Balance, December 31, 2023	$(37.4)	$65.6	$28.1

	Year Ended December 31, 2022
	Accumulated Income (Loss) on Foreign Currency Translation	Accumulated Income (Loss) on Interest Rate Swaps	Total
Balance, December 31, 2021	$(158.2)	$2.0	$(156.2)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(27.2)	110.0	82.7
Tax effect	—	(25.8)	(25.8)
Amounts reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(0.8)	(0.8)
Other interest expense (pre-tax)	—	(2.4)	(2.4)
Cumulative foreign currency translation adjustments associated with the Brazil Disposal	122.8	—	122.8
Other cumulative foreign currency translation adjustments	1.5	—	1.5
Provision for income taxes	—	0.8	0.8
Net current period other comprehensive income	97.1	81.6	178.7
Balance, December 31, 2022	$(61.1)	$83.6	$22.5

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2021
	Accumulated Income (Loss) on Foreign Currency Translation	Accumulated Income (Loss) on Interest Rate Swaps	Total
Balance, December 31, 2020	$(151.6)	$(32.5)	$(184.0)
Other comprehensive income (loss) before reclassifications:
Pre-tax	(6.7)	29.5	22.8
Tax effect	—	(6.9)	(6.9)
Amounts reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	3.7	3.7
Other interest expense (pre-tax)	—	4.1	4.1
Reclassification related to de-designated interest rate swaps (pre-tax)	—	7.9	7.9
Benefit for income taxes	—	(3.7)	(3.7)
Net current period other comprehensive (loss) income	(6.7)	34.5	27.8
Balance, December 31, 2021	$(158.2)	$2.0	$(156.2)
19. CASH FLOW INFORMATION
Non-cash Activities
The accrual for capital expenditures increased $2.0 million, decreased $1.6 million, and increased $2.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $154.3 million, $92.9 million and $72.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. Refer to Note 7. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
Cash paid for income taxes, net of refunds, was $183.8 million, $202.2 million and $163.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
20. SEGMENT INFORMATION
As of December 31, 2023, the Company had two reportable segments: the U.S. and the U.K. The Company defines its segments as those operations whose results the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker, regularly reviews to analyze performance and allocate resources. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts.
Selected reportable segment data for continuing operations as follows (in millions):

	Year Ended December 31, 2023
	U.S.	U.K.	Total
Total revenues	$14,814.2	$3,059.5	$17,873.7
Gross profit	$2,610.1	$410.1	$3,020.3
SG&A expenses	$1,622.9	$303.9	$1,926.8
Depreciation and amortization expense	$76.9	$15.1	$92.0
Floorplan interest expense	$53.5	$10.6	$64.1
Other interest expense, net	$91.4	$8.4	$99.8
Income before income taxes	$732.1	$68.1	$800.2
Capital expenditures:
Real estate related capital expenditures	$41.5	$4.7	$46.3
Non-real estate related capital expenditures	114.6	24.5	139.2
Total capital expenditures	$156.2	$29.3	$185.4

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2022
	U.S.	U.K.	Total
Total revenues	$13,427.1	$2,795.1	$16,222.1
Gross profit	$2,582.3	$382.9	$2,965.2
SG&A expenses	$1,516.9	$266.5	$1,783.3
Depreciation and amortization expense	$73.1	$15.2	$88.4
Floorplan interest expense	$21.4	$5.9	$27.3
Other interest expense, net	$71.0	$6.6	$77.5
Income before income taxes	$897.4	$87.9	$985.3
Capital expenditures:
Real estate related capital expenditures	$17.7	$22.0	$39.6
Non-real estate related capital expenditures	100.2	15.3	115.5
Total capital expenditures	$117.8	$37.3	$155.1

	Year Ended December 31, 2021
	U.S.	U.K.	Total
Total revenues	$10,846.3	$2,635.6	$13,481.9
Gross profit	$2,089.5	$351.2	$2,440.7
SG&A expenses	$1,234.9	$242.2	$1,477.2
Depreciation and amortization expense	$60.4	$17.0	$77.4
Floorplan interest expense	$22.2	$5.4	$27.6
Other interest expense, net	$48.5	$7.3	$55.8
Income before income taxes	$721.8	$79.2	$800.9
Capital expenditures:
Real estate related capital expenditures	$18.9	$27.0	$45.9
Non-real estate related capital expenditures	82.3	13.9	96.2
Total capital expenditures	$101.2	$40.9	$142.1

	December 31, 2023
	U.S.	U.K.	Total
Property and equipment, net	$1,915.2	$333.5	$2,248.7
Total assets	$6,665.7	$1,086.6	$7,752.3

	December 31, 2022
	U.S.	U.K.	Total
Property and equipment, net	$1,824.1	$304.1	$2,128.2
Total assets	$5,710.8	$983.8	$6,694.7
Refer to Note 12. Intangible Franchise Rights and Goodwill for further discussion of the Company’s intangible franchise rights and goodwill by segment.