Form 10-Q
period 2024-03-31
GROUP 1 AUTOMOTIVE INC
filed 2024-04-26
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of April 22, 2024, the registrant had 13,533,294 shares of common stock outstanding.

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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements include, but are not limited to, statements concerning the Company’s strategy, future operating performance, future liquidity and availability of financing, capital allocation, the completion of future acquisitions and divestitures, business trends in the retail automotive industry and changes in regulations. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions are intended to identify forward-looking statements.
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
For additional information regarding known material factors that could cause actual results to differ from projected results, refer to Part II, Item 1A. Risk Factors herein and Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), as well as Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no responsibility and expressly disclaims any duty, to update any such statements, whether as a result of new information, new developments or otherwise, or to publicly release the result of any revision of the forward-looking statements after the date they are made, except to the extent required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41.9	$57.2
Contracts-in-transit and vehicle receivables, net	341.7	369.2
Accounts and notes receivable, net	259.7	238.4
Inventories	2,101.4	1,963.4
Prepaid expenses	21.2	38.9
Other current assets	15.7	25.1
Current assets classified as held for sale	53.2	99.1
TOTAL CURRENT ASSETS	2,834.8	2,791.3
Property and equipment, net of accumulated depreciation of $602.2 and $587.7, respectively	2,493.2	2,248.7
Operating lease assets	217.9	216.5
Goodwill	1,842.0	1,651.9
Intangible franchise rights	946.2	701.2
Other long-term assets	175.9	164.6
TOTAL ASSETS	$8,509.9	$7,774.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $210.2 and $236.7, respectively	$1,044.1	$1,153.0
Floorplan notes payable — manufacturer affiliates, net of offset account of $— and $38.5, respectively	585.4	412.4
Current maturities of long-term debt	156.9	109.4
Current operating lease liabilities	20.0	20.9
Accounts payable	588.6	499.3
Accrued expenses and other current liabilities	326.9	303.4
Current liabilities classified as held for sale	—	7.2
TOTAL CURRENT LIABILITIES	2,722.0	2,505.7
Long-term debt	2,416.1	1,989.4
Long-term operating lease liabilities	205.5	209.4
Deferred income taxes	259.8	256.6
Other long-term liabilities	134.3	138.6
Commitments and Contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,109,781 and 25,131,460 shares issued, respectively	0.3	0.3
Additional paid-in capital	351.7	349.1
Retained earnings	3,791.3	3,649.8
Accumulated other comprehensive income (loss)	30.3	28.1
Treasury stock, at cost; 11,575,624 and 11,447,422 shares, respectively	(1,401.1)	(1,352.8)
TOTAL STOCKHOLDERS’ EQUITY	2,772.4	2,674.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,509.9	$7,774.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2024	2023
REVENUES:
New vehicle retail sales	$2,182.6	$1,955.7
Used vehicle retail sales	1,416.8	1,348.9
Used vehicle wholesale sales	106.0	112.0
Parts and service sales	576.2	548.3
Finance, insurance and other, net	188.9	165.1
Total revenues	4,470.5	4,130.0
COST OF SALES:
New vehicle retail sales	2,023.1	1,769.0
Used vehicle retail sales	1,334.7	1,272.1
Used vehicle wholesale sales	106.9	110.0
Parts and service sales	263.2	251.0
Total cost of sales	3,727.9	3,402.1
GROSS PROFIT	742.6	727.9
Selling, general and administrative expenses	476.1	462.8
Depreciation and amortization expense	23.8	22.4
Asset impairments	—	1.1
INCOME FROM OPERATIONS	242.6	241.5
Floorplan interest expense	20.5	12.6
Other interest expense, net	29.3	19.7
Other (income) expense, net	(0.5)	2.8
INCOME BEFORE INCOME TAXES	193.3	206.4
Provision for income taxes	45.8	47.6
Net income from continuing operations	147.4	158.8
Net income (loss) from discontinued operations	0.5	(0.3)
NET INCOME	$147.9	$158.4
BASIC EARNINGS PER SHARE:
Continuing operations	$10.81	$11.16
Discontinued operations	0.04	(0.02)
Total	$10.84	$11.14
DILUTED EARNINGS PER SHARE:
Continuing operations	$10.76	$11.12
Discontinued operations	0.04	(0.02)
Total	$10.80	$11.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13.3	13.9
Diluted	13.4	13.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
NET INCOME	$147.9	$158.4
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(4.5)	9.8
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain (loss) arising during the period, net of tax (provision) benefit of $(4.5) and $2.1, respectively	14.3	(6.7)
Reclassification adjustment for gain included in interest expense, net of tax provision of $(2.3) and $(1.8), respectively	(7.5)	(5.7)
Reclassification related to de-designated interest rate swaps, net of tax provision of $(0.1) and $(1.0), respectively	(0.2)	(3.1)
Unrealized gain (loss) on interest rate risk management activities, net of tax	6.6	(15.5)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	2.1	(5.7)
COMPREHENSIVE INCOME	$150.0	$152.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2023	25,131,460	$0.3	$349.1	$3,649.8	$28.1	$(1,352.8)	$2,674.4
Net income	—	—	—	147.9	—	—	147.9
Other comprehensive income, net of taxes	—	—	—	—	2.1	—	2.1
Purchases of treasury stock, including excise tax	—	—	—	—	—	(54.2)	(54.2)
Net issuance of treasury shares to stock compensation plans	(21,679)	—	(5.0)	—	—	5.9	0.9
Stock-based compensation	—	—	7.6	—	—	—	7.6
Dividends declared ($0.47 per share)	—	—	—	(6.4)	—	—	(6.4)
BALANCE, MARCH 31, 2024	25,109,781	$0.3	$351.7	$3,791.3	$30.3	$(1,401.1)	$2,772.4

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2022	25,232,620	$0.3	$338.7	$3,073.6	$22.5	$(1,197.5)	$2,237.5
Net income	—	—	—	158.4	—	—	158.4
Other comprehensive loss, net of taxes	—	—	—	—	(5.7)	—	(5.7)
Purchases of treasury stock	—	—	—	—	—	(34.9)	(34.9)
Net issuance of treasury shares to stock compensation plans	(82,455)	—	(10.9)	—	—	8.7	(2.2)
Stock-based compensation	—	—	5.8	—	—	—	5.8
Dividends declared ($0.45 per share)	—	—	—	(6.5)	—	—	(6.5)
BALANCE, MARCH 31, 2023	25,150,165	$0.3	$333.6	$3,225.5	$16.7	$(1,223.7)	$2,352.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147.9	$158.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.8	22.4
Change in operating lease assets	5.8	6.4
Deferred income taxes	0.6	7.0
Asset impairments	—	1.1
Stock-based compensation	7.6	5.8
Amortization of debt discount and issuance costs	0.8	0.7
Gain on disposition of assets	(34.3)	(1.5)
Unrealized gain on derivative instruments	(0.5)	(4.0)
Other	(0.5)	(1.9)
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	107.1	27.7
Accounts and notes receivable	(21.7)	(5.3)
Inventories	(74.8)	(172.6)
Contracts-in-transit and vehicle receivables	26.8	42.8
Prepaid expenses and other assets	16.4	10.2
Floorplan notes payable — manufacturer affiliates	55.9	52.4
Deferred revenues	(0.3)	(0.1)
Operating lease liabilities	(6.7)	(6.1)
Net cash provided by operating activities	253.9	143.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $50.3 and $9.3, respectively	(689.7)	(76.9)
Proceeds from disposition of franchises, property and equipment	125.2	9.2
Purchases of property and equipment	(63.2)	(35.8)
Other	9.5	(1.2)
Net cash used in investing activities	(618.2)	(104.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	3,313.7	2,376.0
Repayments on credit facility — floorplan line and other	(3,304.1)	(2,290.9)
Borrowings on credit facility — acquisition line	320.0	—
Repayments on credit facility — acquisition line	(98.0)	(53.2)
Debt issuance costs	(1.6)	(0.1)
Borrowings on other debt	207.2	31.4
Principal payments on other debt	(28.6)	(86.9)
Proceeds from employee stock purchase plan	6.5	5.7
Payments of tax withholding for stock-based compensation	(5.6)	(7.9)
Repurchases of common stock, amounts based on settlement date	(53.8)	(34.7)
Dividends paid	(6.4)	(6.4)
Net cash provided by (used in) financing activities	349.4	(67.0)
Effect of exchange rate changes on cash	(0.3)	1.6
Net decrease in cash and cash equivalents	(15.3)	(26.6)
CASH AND CASH EQUIVALENTS, beginning of period	57.2	47.9
CASH AND CASH EQUIVALENTS, end of period	$41.9	$21.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND CONSOLIDATION AND ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements and notes thereto, have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Results for interim periods are not necessarily indicative of the results that can be expected for a full year and therefore should be read in conjunction with the Company’s audited Financial Statements and notes thereto included within the Company’s 2023 Form 10-K. All intercompany balances and transactions have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements reflect the consolidated accounts of the parent company, Group 1 Automotive, Inc. and its subsidiaries, all of which are wholly owned.
On July 1, 2022, the Company completed the disposal of 100% of the issued and outstanding equity interests of the Company’s Brazilian operations (the “Brazil Disposal Group”). The Brazil Disposal Group met the criteria to be reported as held for sale and discontinued operations. Therefore, the related assets, liabilities and operating results of the Brazil Disposal Group are reported as discontinued operations for all periods presented. Results of operations, cash flows, assets and liabilities associated with the Brazil Disposal Group are immaterial for all periods presented. Unless otherwise specified, disclosures in these Condensed Consolidated Financial Statements reflect continuing operations only.
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
Use of Estimates
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Management analyzes the Company’s estimates based on historical experience and other assumptions that are believed to be reasonable under the circumstances; however, actual results could differ materially from such estimates. Significant estimates were made by management in the accompanying Condensed Consolidated Financial Statements, related to, but not limited to, inventory valuation adjustments, reserves for future chargebacks on finance, insurance and vehicle service contract fees, self-insured property and casualty insurance exposure, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangible franchise rights and reserves for potential litigation.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures. The amendments require the disclosure of significant segment expenses as well as expanded interim disclosures, along with other changes to segment disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2023, and interim periods beginning on or after January 1, 2025. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
2. REVENUES
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Three Months Ended March 31, 2024
	U.S.	U.K.	Total
New vehicle retail sales	$1,799.8	$382.8	$2,182.6
Used vehicle retail sales	1,099.5	317.3	1,416.8
Used vehicle wholesale sales	79.9	26.2	106.0
Total new and used vehicle sales	2,979.2	726.2	3,705.4
Parts and service sales (1)	495.1	81.1	576.2
Finance, insurance and other, net (2)	171.4	17.5	188.9
Total revenues	$3,645.7	$824.8	$4,470.5

	Three Months Ended March 31, 2023
	U.S.	U.K.	Total
New vehicle retail sales	$1,608.6	$347.1	$1,955.7
Used vehicle retail sales	1,030.1	318.8	1,348.9
Used vehicle wholesale sales	82.4	29.6	112.0
Total new and used vehicle sales	2,721.0	695.6	3,416.6
Parts and service sales (1)	473.8	74.6	548.3
Finance, insurance and other, net (2)	147.6	17.5	165.1
Total revenues	$3,342.4	$787.7	$4,130.0
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $12.4 million and $4.9 million during the three months ended March 31, 2024 and 2023, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Note 7. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company accounts for business combinations under the acquisition method of accounting, under which the Company allocates the purchase price to the assets acquired and liabilities assumed based on an estimate of fair value.
During the three months ended March 31, 2024, the Company acquired nine dealerships in the U.S., including three Honda dealerships, two Lexus dealerships, one Toyota dealership, one Kia dealership, one Hyundai dealership and one Mercedes-Benz dealership. The Company also acquired one Toyota Certified pre-owned center and three collision centers in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $690.4 million, consisting of cash paid of $689.7 million and a payable of $0.7 million. Goodwill associated with the acquisitions totaled $213.6 million. The accounting for these acquisitions is considered to be preliminary and subject to change as the Company’s fair value assessments are finalized. The Company is continuing to analyze and assess relevant information related to the valuation of property, equipment and intangible assets. The Company will reflect any required fair value adjustments in subsequent periods.
During the three months ended March 31, 2023, the Company acquired one Chevrolet dealership in the U.S. Consideration paid for the dealership, which was accounted for as a business combination, was $76.9 million. Goodwill associated with the acquisition totaled $36.5 million.
In April 2024, the Company announced it entered into a definitive agreement to acquire 54 dealerships in the U.K. from a subsidiary of Inchcape plc for approximately $439 million in an all-cash transaction, inclusive of $279 million of real estate. The transaction is expected to close in the third quarter of 2024.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Dispositions
The Company’s divestitures generally consist of dealership assets and related real estate. Gains and losses on divestitures are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2024, the Company recorded a net pre-tax gain totaling $30.9 million related to the disposition of six dealerships in the U.S. The dispositions reduced goodwill by $39.8 million.
During the three months ended March 31, 2023, the Company recorded a net pre-tax gain totaling $1.9 million related to the disposition of one dealership in the U.S. The disposition reduced goodwill by $2.1 million. The Company also terminated one franchise in the U.S.
Assets held for sale in the Condensed Consolidated Balance Sheets includes $22.7 million and $39.8 million of goodwill that has been reclassified to assets held for sale as of March 31, 2024 and December 31, 2023, respectively.
4. SEGMENT INFORMATION
As of March 31, 2024, the Company had two reportable segments: the U.S. and the U.K. The Company defines its reportable segments as those operations whose results the Company’s Chief Executive Officer, who is the chief operating decision maker, regularly reviews to analyze performance and allocate resources. Each reportable segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts.
Selected reportable segment data is as follows (in millions):

	Three Months Ended March 31, 2024
	U.S.	U.K.	Total
Total revenues	$3,645.7	$824.8	$4,470.5
Income before income taxes	$180.0	$13.3	$193.3

	Three Months Ended March 31, 2023
	U.S.	U.K.	Total
Total revenues	$3,342.4	$787.7	$4,130.0
Income before income taxes	$180.7	$25.7	$206.4
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following table sets forth the calculation of EPS (in millions, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Weighted average basic common shares outstanding	13,328,721	13,861,289
Dilutive effect of stock-based awards and employee stock purchases	60,048	53,438
Weighted average dilutive common shares outstanding	13,388,769	13,914,727
Basic:
Net income	$147.9	$158.4
Less: Earnings allocated to participating securities from continuing operations	3.3	4.1
Less: Earnings (loss) allocated to participating securities from discontinued operations	—	—
Net income available to basic common shares	$144.5	$154.4
Basic earnings per common share	$10.84	$11.14
Diluted:
Net income	$147.9	$158.4
Less: Earnings allocated to participating securities from continuing operations	3.3	4.1
Less: Earnings (loss) allocated to participating securities from discontinued operations	—	—
Net income available to diluted common shares	$144.6	$154.4
Diluted earnings per common share	$10.80	$11.10
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
The carrying value and fair value of the Company’s 4.00% Senior Notes and fixed rate mortgages were as follows (in millions):

	March 31, 2024		December 31, 2023
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$691.7	$750.0	$697.5
Real estate related	129.2	116.6	90.9	83.1
Total	$879.2	$808.3	$840.9	$780.6
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
Assets and liabilities associated with the Company’s interest rate swaps, as reflected gross in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	March 31, 2024	December 31, 2023
Assets:
Other current assets (1)	$1.8	$1.2
Other long-term assets (2)	96.7	88.1
Total assets	$98.5	$89.3
Liabilities:
Accrued expenses and other current liabilities	$—	$—
Other long-term liabilities	—	—
Total liabilities	$—	$—
(1) As of March 31, 2024, the balance included gross fair value of $0.2 million related to the de-designated swap as described below.
(2) As of March 31, 2024 and December 31, 2023, the balance included gross fair value of $4.0 million and $3.7 million, respectively, related to the de-designated swap as described below.
Interest Rate Swaps De-designated as Cash Flow Hedges
During the three months ended March 31, 2024, the Company de-designated one mortgage interest rate swap due to the Company settling the underlying mortgages associated with the swap during the same period. As of March 31, 2024, the de-designated swap had an aggregate notional value of $7.1 million that fixed its underlying one-month SOFR at an annual interest rate of 0.62% and will mature on January 4, 2025.
During the three months ended March 31, 2023, the Company de-designated one mortgage interest rate swap due to the Company settling the underlying mortgages associated with the swap during the same period. As of March 31, 2024, the de-designated swap had an aggregate notional value of $29.1 million that fixed its underlying one-month SOFR at an annual interest rate of 0.60% and will mature on March 1, 2030.
The Company reclassified the entire previously deferred gains associated with the de-designated interest rate swaps of $0.2 million and $3.1 million, net of tax of $0.1 million and $1.0 million, for the three months ended March 31, 2024 and 2023, respectively, from AOCI into income as an adjustment to Other interest expense, net, as the remaining forecasted hedged transactions associated with the interest rate swaps were probable of not occurring due to the settlement of the mortgages described above.
The Company recorded unrealized mark-to-market gains of $0.3 million and realized gains of $0.4 million associated with the de-designated interest rate swaps within Other interest expense, net, for the three months ended March 31, 2024. The Company had no unrealized mark-to-market gains or realized gains associated with the de-designated interest rate swaps for the three months ended March 31, 2023.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
As of March 31, 2024, the Company held 35 interest rate swaps designated as cash flow hedges with a total notional value of $941.9 million that fixed its underlying SOFR at a weighted average rate of 1.22%. As of March 31, 2023, the Company held 35 interest rate swaps designated as cash flow hedges with a total notional value of $879.2 million that fixed its underlying SOFR at a weighted average rate of 1.25%.
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	2024	2023
Interest rate swaps	$14.3	$(6.7)

	Amount Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Three Months Ended March 31,
	2024	2023
Floorplan interest expense	$5.3	$3.3
Other interest expense, net	$4.6	$4.2
The amount of gain expected to be reclassified out of AOCI into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $24.0 million.
7. RECEIVABLES, NET AND CONTRACT ASSETS
The Company’s receivables, net and contract assets consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$234.0	$259.2
Vehicle receivables	108.2	110.3
Total contracts-in-transit and vehicle receivables	342.2	369.5
Less: allowance for doubtful accounts	0.4	0.3
Total contracts-in-transit and vehicle receivables, net	$341.7	$369.2

Accounts and notes receivable, net:
Manufacturer receivables	$156.0	$128.3
Parts and service receivables	68.1	64.3
F&I receivables	29.9	35.6
Other	9.5	14.4
Total accounts and notes receivable	263.5	242.5
Less: allowance for doubtful accounts	3.8	4.2
Total accounts and notes receivable, net	$259.7	$238.4

Within Other current assets and Other long-term assets:
Total contract assets (1)	$56.4	$55.0
(1) No allowance for doubtful accounts was recorded for contract assets as of March 31, 2024 or December 31, 2023.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
8. DEBT
Long-term debt consisted of the following (in millions):

	March 31, 2024	December 31, 2023
4.00% Senior Notes due August 15, 2028	$750.0	$750.0
Acquisition Line	547.0	325.0
Other Debt:
Real estate related	919.0	751.0
Finance leases	345.9	272.7
Other	20.8	8.8
Total other debt	1,285.7	1,032.5
Total debt	2,582.7	2,107.5
Less: unamortized debt issuance costs	9.8	8.7
Less: current maturities	156.9	109.4
Total long-term debt	$2,416.1	$1,989.4
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 9. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of March 31, 2024, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 9. Floorplan Notes Payable), totaled $547.0 million. The average interest rate on this facility was 6.43% during the three months ended March 31, 2024.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of March 31, 2024, borrowings outstanding under these facilities totaled $919.0 million, gross of debt issuance costs, comprised of $793.6 million in the U.S. and $125.4 million in the U.K., respectively.
In February 2024, the Company entered into a master credit agreement with Wells Fargo Bank, National Association (the “Wells Fargo Credit Agreement”), which provides for delayed draw term loans with a maximum borrowing capacity of $250.0 million. The Wells Fargo Credit Agreement accrues interest at SOFR plus 175 basis points and matures on March 1, 2031. As of March 31, 2024, borrowings outstanding under the Wells Fargo Credit Agreement totaled $154.2 million and are included in the total U.S. mortgage loans described above.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
9. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Revolving Credit Facility — floorplan notes payable	$1,229.8	$1,358.2
Revolving Credit Facility — floorplan notes payable offset account	(210.2)	(236.7)
Revolving Credit Facility — floorplan notes payable, net	1,019.6	1,121.6
Other non-manufacturer facilities	24.5	31.4
Floorplan notes payable — credit facility and other, net	$1,044.1	$1,153.0

FMCC Facility	$106.8	$156.6
FMCC Facility offset account	—	(38.5)
FMCC Facility, net	106.8	118.1
GM Financial Facility	168.4	37.9
Other manufacturer affiliate facilities	310.3	256.4
Floorplan notes payable — manufacturer affiliates, net	$585.4	$412.4
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $2.0 billion revolving syndicated credit arrangement with 20 participating financial institutions that matures on March 9, 2027 (“Revolving Credit Facility”). The Company has the option to increase the availability to $2.4 billion, under certain conditions. The Revolving Credit Facility consists of two tranches: (i) a $1.2 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) an $800.0 million maximum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Condensed Consolidated Balance Sheets — refer to Note 8. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $2.0 billion commitment. The Acquisition Line includes a $100.0 million sub-limit for letters of credit and $50.0 million minimum capacity tranche. The Company had $12.2 million in letters of credit outstanding as of March 31, 2024 and December 31, 2023.
The U.S. Floorplan Line bears interest at rates equal to SOFR plus 120 basis points for new vehicle inventory and SOFR plus 150 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 6.55% as of March 31, 2024, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 110 to 210 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company had $3.5 million and $3.8 million of unamortized debt issuance costs as of March 31, 2024 and December 31, 2023, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). The FMCC Facility bears interest at the U.S. prime rate which was 8.50% as of March 31, 2024.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
GM Financial Facility
During 2023, the Company entered into a master loan agreement with General Motors Financial (the “GM Financial Facility”). During the three months ended March 31, 2024, additional subsidiaries of the Company entered into the GM Financial Facility as additional borrowers and the borrowing base thereunder was increased. As of March 31, 2024 and December 31, 2023 , the GM Financial Facility had a total capacity of $348.1 million and $84.5 million, respectively. The GM Financial Facility bears interest at the U.S. prime rate less 100 basis points.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K., respectively, with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of March 31, 2024, borrowings outstanding under these facilities totaled $310.3 million, comprised of $168.6 million in the U.S. and $141.7 million in the U.K., with annual interest rates ranging from less than 1% to approximately 9%. Interest rates on the Company’s manufacturer facilities vary across manufacturers.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line and FMCC Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
10. CASH FLOW INFORMATION
Non-Cash Activities
The accrual for capital expenditures increased $1.1 million and $4.6 million during the three months ended March 31, 2024 and 2023, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $52.5 million and $40.9 million for the three months ended March 31, 2024 and 2023, respectively. Refer to Note 6. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
Cash paid for income taxes, net of refunds, was $6.2 million and $5.7 million for the three months ended March 31, 2024 and 2023, respectively.
11. COMMITMENTS AND CONTINGENCIES
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
Legal Proceedings
As of March 31, 2024, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Matters
In connection with dealership dispositions where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $42.5 million as of March 31, 2024.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of AOCI were as follows (in millions):

	Three Months Ended March 31, 2024
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2023	$(37.4)	$65.6	$28.1
Other comprehensive income (loss) before reclassifications:
Pre-tax	(4.5)	18.8	14.3
Tax effect	—	(4.5)	(4.5)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(5.3)	(5.3)
Other interest expense, net (pre-tax)	—	(4.6)	(4.6)
Reclassification related to de-designated interest rate swaps (pre-tax)	—	(0.2)	(0.2)
Provision for income taxes	—	2.4	2.4
Net current period other comprehensive (loss) income	(4.5)	6.6	2.1
Balance, March 31, 2024	$(41.9)	$72.2	$30.3

	Three Months Ended March 31, 2023
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2022	$(61.1)	$83.6	$22.5
Other comprehensive income (loss) before reclassifications:
Pre-tax	9.8	(8.8)	0.9
Tax effect	—	2.1	2.1
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(3.3)	(3.3)
Other interest expense (pre-tax)	—	(4.2)	(4.2)
Reclassification related to de-designated interest rate swaps (pre-tax)	—	(4.0)	(4.0)
Provision for income taxes	—	2.7	2.7
Net current period other comprehensive income (loss)	9.8	(15.5)	(5.7)
Balance, March 31, 2023	$(51.3)	$68.1	$16.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto, as well as our 2023 Form 10-K.
Overview
We are a leading operator in the automotive retail industry. Through our omni-channel platform, we sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. We operate in geographically diverse markets that extend across 17 states in the U.S. and 34 towns and cities in the U.K. As of March 31, 2024, our retail network consisted of 147 dealerships in the U.S. and 55 dealerships in the U.K.
Recent Events
On March 20, 2024, the Environmental Protection Agency (“EPA”) finalized new emissions standards for light and medium-duty vehicles, including passenger cars, vans, pickups, sedans and sport utility vehicles for model years 2027 through 2032 and beyond. The final rule sets new strict standards intended to reduce air pollutant emissions, including greenhouse gas emissions. The EPA projects the final rule will accelerate the transition to, and availability of, clean vehicle technologies, including hybrid electric vehicles and plug-in hybrid electric vehicles. Although the future impact of these regulations on our operations cannot be predicted with certainty, the regulations may have a significant impact on the future mix and demand for vehicles provided by our manufacturers. We will continue to monitor the impact of the final regulations on our manufacturers and dealership operations.
Our manufacturers’ production volume improved during the quarter ended March 31, 2024 (“Current Quarter”), although inventories have not yet normalized across all brands to pre-COVID-19 pandemic levels. Production and related inventory constraints were primarily a result of OEMs maintaining lower than pre-COVID-19 pandemic inventory, sustained global semiconductor and other parts shortages, as well as armed conflicts impacting the global supply chain, including the ongoing conflicts in Ukraine and Israel. Increased deliveries from all manufacturers in the Current Quarter drove a higher volume of new units sold and lack of new vehicle availability in prior quarters also helped maintain elevated new vehicle retail sales prices and margins relative to pre-COVID-19 pandemic levels. The higher inventory levels resulting from improved production during the Current Quarter also generated increased floorplan interest expense. Our new vehicle days’ supply of inventory was approximately 37 days as of the Current Quarter, as compared to 25 days as of the quarter ended March 31, 2023 (“Prior Year Quarter”).
Additionally, on March 26, 2024, the Francis Scott Key Bridge in Baltimore, Maryland, collapsed after being struck by a container ship, closing indefinitely the Port of Baltimore, the largest port in the U.S. for shipments of automobiles. The closure of the port could cause shipping delays for some of our manufacturers. The impact of the closure of the port on our vehicle inventory and operations cannot be predicted with certainty.
The global economy continues to experience inflation. In response to higher than historical average inflationary pressures and challenging macroeconomic conditions, the U.S. Federal Reserve, along with other central banks, including in the U.K., maintained interest rates at elevated levels throughout 2023 and during the Current Quarter. Continued inflation reducing the disposable income of our customers, volatility in new vehicle availability and higher interest rates increasing the monthly cost of financing vehicles, contributed to used vehicle prices continuing to decline during the Current Quarter. During the Current Quarter, the Federal Reserve signaled that possible cuts to interest rates in 2024 may be at risk due to continued elevated inflation levels, further contributing to economic uncertainty.
Critical Accounting Policies and Accounting Estimates
For discussion of our critical accounting policies and accounting estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Form 10-K. There have been no material changes to our critical accounting policies or accounting estimates since December 31, 2023.

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
Retail new vehicle units sold include new vehicle agency units sold under agency arrangements with certain manufacturers in the U.K. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold for new vehicles due to their net presentation within revenues as only the sales commission is reported in revenues for dealerships operating under an agency arrangement. The agency units and related net revenues are included in the calculation of gross profit per unit sold.

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended March 31,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,182.6	$1,955.7	$226.9	11.6%	$16.2	10.8%
Used vehicle retail sales	1,416.8	1,348.9	67.9	5.0%	13.4	4.0%
Used vehicle wholesale sales	106.0	112.0	(5.9)	(5.3)%	1.1	(6.3)%
Total used	1,522.8	1,460.9	61.9	4.2%	14.5	3.2%
Parts and service sales	576.2	548.3	27.9	5.1%	3.4	4.5%
F&I, net	188.9	165.1	23.8	14.4%	0.7	13.9%
Total revenues	$4,470.5	$4,130.0	$340.5	8.2%	$34.9	7.4%
Gross profit:
New vehicle retail sales	$159.5	$186.7	$(27.2)	(14.6)%	$1.2	(15.2)%
Used vehicle retail sales	82.1	76.7	5.3	6.9%	0.6	6.1%
Used vehicle wholesale sales	(0.9)	2.0	(2.9)	(144.6)%	(0.1)	(141.0)%
Total used	81.2	78.8	2.4	3.1%	0.6	2.3%
Parts and service sales	313.0	297.3	15.7	5.3%	1.9	4.6%
F&I, net	188.9	165.1	23.8	14.4%	0.7	13.9%
Total gross profit	$742.6	$727.9	$14.7	2.0%	$4.4	1.4%
Gross margin:
New vehicle retail sales	7.3%	9.5%	(2.2)%
Used vehicle retail sales	5.8%	5.7%	0.1%
Used vehicle wholesale sales	(0.8)%	1.8%	(2.6)%
Total used	5.3%	5.4%	(0.1)%
Parts and service sales	54.3%	54.2%	0.1%
Total gross margin	16.6%	17.6%	(1.0)%
Units sold:
Retail new vehicles sold	44,302	39,649	4,653	11.7%
Retail used vehicles sold	49,183	45,437	3,746	8.2%
Wholesale used vehicles sold	11,828	10,374	1,454	14.0%
Total used	61,011	55,811	5,200	9.3%
Average sales price per unit sold:
New vehicle retail	$49,709	$49,651	$58	0.1%	$369	(0.6)%
Used vehicle retail	$28,806	$29,687	$(881)	(3.0)%	$272	(3.9)%
Gross profit per unit sold:
New vehicle retail sales	$3,601	$4,710	$(1,109)	(23.5)%	$27	(24.1)%
Used vehicle retail sales	$1,669	$1,689	$(20)	(1.2)%	$13	(2.0)%
Used vehicle wholesale sales	$(76)	$194	$(270)	(139.2)%	$(6)	(135.9)%
Total used	$1,331	$1,411	$(81)	(5.7)%	$9	(6.4)%
F&I PRU	$2,020	$1,940	$80	4.1%	$8	3.7%
Other:
SG&A expenses	$476.1	$462.8	$13.3	2.9%	$3.4	2.1%
SG&A as % gross profit	64.1%	63.6%	0.5%
Floorplan expense:
Floorplan interest expense	$20.5	$12.6	$7.9	62.6%	$0.1	61.6%
Less: floorplan assistance (1)	18.4	14.6	3.8	26.1%	—	26.1%
Net floorplan expense	$2.2	$(1.9)	$4.1		$0.1
(1) Floorplan assistance is included within Gross profit — New vehicle retail sales above and Cost of sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended March 31,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,008.8	$1,896.6	$112.2	5.9%	$16.2	5.1%
Used vehicle retail sales	1,340.6	1,303.6	37.1	2.8%	13.4	1.8%
Used vehicle wholesale sales	99.9	106.1	(6.2)	(5.8)%	1.1	(6.9)%
Total used	1,440.5	1,409.6	30.9	2.2%	14.5	1.2%
Parts and service sales	549.4	526.2	23.2	4.4%	3.3	3.8%
F&I, net	175.2	159.4	15.9	10.0%	0.7	9.5%
Total revenues	$4,174.0	$3,991.8	$182.2	4.6%	$34.7	3.7%
Gross profit:
New vehicle retail sales	$146.6	$181.7	$(35.1)	(19.3)%	$1.2	(20.0)%
Used vehicle retail sales	77.5	74.6	2.9	3.9%	0.6	3.0%
Used vehicle wholesale sales	(1.1)	2.0	(3.1)	NM	(0.1)	NM
Total used	76.4	76.6	(0.2)	(0.3)%	0.6	(1.1)%
Parts and service sales	297.4	285.3	12.1	4.2%	1.8	3.6%
F&I, net	175.2	159.4	15.9	10.0%	0.7	9.5%
Total gross profit	$695.6	$703.0	$(7.4)	(1.1)%	$4.3	(1.7)%
Gross margin:
New vehicle retail sales	7.3%	9.6%	(2.3)%
Used vehicle retail sales	5.8%	5.7%	0.1%
Used vehicle wholesale sales	(1.1)%	1.9%	(3.0)%
Total used	5.3%	5.4%	(0.1)%
Parts and service sales	54.1%	54.2%	(0.1)%
Total gross margin	16.7%	17.6%	(0.9)%
Units sold:
Retail new vehicles sold	40,898	38,426	2,472	6.4%
Retail used vehicles sold	46,763	43,725	3,038	6.9%
Wholesale used vehicles sold	11,123	9,939	1,184	11.9%
Total used	57,886	53,664	4,222	7.9%
Average sales price per unit sold:
New vehicle retail	$49,595	$49,692	$(97)	(0.2)%	$400	(1.0)%
Used vehicle retail	$28,669	$29,813	$(1,144)	(3.8)%	$286	(4.8)%
Gross profit per unit sold:
New vehicle retail sales	$3,584	$4,730	$(1,145)	(24.2)%	$29	(24.8)%
Used vehicle retail sales	$1,657	$1,706	$(49)	(2.9)%	$14	(3.7)%
Used vehicle wholesale sales	$(100)	$201	$(301)	(149.7)%	$(7)	(146.4)%
Total used	$1,319	$1,427	$(108)	(7.6)%	$10	(8.3)%
F&I PRU	$1,999	$1,940	$59	3.1%	$8	2.6%
Other:
SG&A expenses	$477.4	$446.4	$31.0	6.9%	$3.4	6.2%
SG&A as % gross profit	68.6%	63.5%	5.1%
NM — Not Meaningful

Reported Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended March 31,
	2024	2023	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,799.8	$1,608.6	$191.3	11.9%
Used vehicle retail sales	1,099.5	1,030.1	69.4	6.7%
Used vehicle wholesale sales	79.9	82.4	(2.5)	(3.0)%
Total used	1,179.3	1,112.4	66.9	6.0%
Parts and service sales	495.1	473.8	21.4	4.5%
F&I, net	171.4	147.6	23.8	16.1%
Total revenues	$3,645.7	$3,342.4	$303.3	9.1%
Gross profit:
New vehicle retail sales	$131.9	$154.1	$(22.3)	(14.4)%
Used vehicle retail sales	66.6	59.8	6.8	11.4%
Used vehicle wholesale sales	1.4	2.2	(0.8)	(36.9)%
Total used	68.0	62.0	6.0	9.7%
Parts and service sales	267.8	253.8	14.0	5.5%
F&I, net	171.4	147.6	23.8	16.1%
Total gross profit	$639.1	$617.6	$21.5	3.5%
Gross margin:
New vehicle retail sales	7.3%	9.6%	(2.3)%
Used vehicle retail sales	6.1%	5.8%	0.3%
Used vehicle wholesale sales	1.8%	2.7%	(0.9)%
Total used	5.8%	5.6%	0.2%
Parts and service sales	54.1%	53.6%	0.5%
Total gross margin	17.5%	18.5%	(0.9)%
Units sold:
Retail new vehicles sold	35,341	30,883	4,458	14.4%
Retail used vehicles sold	37,885	34,440	3,445	10.0%
Wholesale used vehicles sold	9,088	7,480	1,608	21.5%
Total used	46,973	41,920	5,053	12.1%
Average sales price per unit sold:
New vehicle retail	$50,928	$52,086	$(1,158)	(2.2)%
Used vehicle retail	$29,021	$29,909	$(888)	(3.0)%
Gross profit per unit sold:
New vehicle retail sales	$3,731	$4,991	$(1,260)	(25.2)%
Used vehicle retail sales	$1,758	$1,736	$22	1.3%
Used vehicle wholesale sales	$155	$299	$(143)	(48.0)%
Total used	$1,448	$1,480	$(32)	(2.1)%
F&I PRU	$2,340	$2,260	$81	3.6%
Other:
SG&A expenses	$394.9	$388.7	$6.2	1.6%
SG&A as % gross profit	61.8%	62.9%	(1.1)%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended March 31,
	2024	2023	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,626.0	$1,549.4	$76.6	4.9%
Used vehicle retail sales	1,023.3	984.8	38.6	3.9%
Used vehicle wholesale sales	73.7	76.4	(2.7)	(3.6)%
Total used	1,097.0	1,061.2	35.9	3.4%
Parts and service sales	471.3	454.6	16.7	3.7%
F&I, net	157.7	141.9	15.9	11.2%
Total revenues	$3,352.1	$3,207.1	$145.1	4.5%
Gross profit:
New vehicle retail sales	$118.9	$149.1	$(30.2)	(20.2)%
Used vehicle retail sales	62.0	57.6	4.3	7.5%
Used vehicle wholesale sales	1.2	2.2	(1.0)	(46.1)%
Total used	63.2	59.9	3.3	5.6%
Parts and service sales	253.6	243.1	10.5	4.3%
F&I, net	157.7	141.9	15.9	11.2%
Total gross profit	$593.4	$593.9	$(0.5)	(0.1)%
Gross margin:
New vehicle retail sales	7.3%	9.6%	(2.3)%
Used vehicle retail sales	6.1%	5.9%	0.2%
Used vehicle wholesale sales	1.6%	2.9%	(1.3)%
Total used	5.8%	5.6%	0.1%
Parts and service sales	53.8%	53.5%	0.3%
Total gross margin	17.7%	18.5%	(0.8)%
Units sold:
Retail new vehicles sold	31,937	29,660	2,277	7.7%
Retail used vehicles sold	35,465	32,728	2,737	8.4%
Wholesale used vehicles sold	8,383	7,045	1,338	19.0%
Total used	43,848	39,773	4,075	10.2%
Average sales price per unit sold:
New vehicle retail	$50,913	$52,240	$(1,326)	(2.5)%
Used vehicle retail	$28,855	$30,089	$(1,234)	(4.1)%
Gross profit per unit sold:
New vehicle retail sales	$3,724	$5,028	$(1,304)	(25.9)%
Used vehicle retail sales	$1,748	$1,761	$(13)	(0.8)%
Used vehicle wholesale sales	$143	$315	$(172)	(54.7)%
Total used	$1,441	$1,505	$(64)	(4.3)%
F&I PRU	$2,340	$2,274	$67	2.9%
Other:
SG&A expenses	$397.6	$373.5	$24.1	6.5%
SG&A as % gross profit	67.0%	62.9%	4.1%

U.S. Region — Three Months Ended March 31, 2024 Compared to 2023
The following discussion of our U.S. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings, if any.
Revenues
Total revenues in the U.S. during the Current Quarter increased $303.3 million, or 9.1%, as compared to the Prior Year Quarter, driven by the acquisition of stores and higher same store revenues.
Total same store revenues in the U.S. during the Current Quarter increased $145.1 million, or 4.5%, as compared to the Prior Year Quarter. This increase was driven by higher revenues from new vehicle retail, used vehicle retail, parts and service and F&I.
New vehicle retail same store revenues outperformed the Prior Year Quarter, driven by more units sold, partially offset by lower new vehicle retail pricing. Manufacturer vehicle deliveries were higher in the Current Quarter and as a result, our inventory levels were higher than the Prior Year Quarter, providing for the increase in units sold. Higher new vehicle supply compared to the Prior Year Quarter created downward pressure on new vehicle retail pricing and margins. We ended the Current Quarter with a U.S. new vehicle inventory supply of 43 days, 16 days higher than the Prior Year Quarter, but below pre-COVID-19 pandemic levels.
Used vehicle retail same store revenues outperformed the Prior Year Quarter, driven by more units sold, partially offset by lower pricing. Improved new vehicle supply, impacts from inflation reducing the disposable income of our customers and higher interest rates increasing the monthly cost of financing vehicles continued to create downward pricing pressure.
Parts and service same store revenues outperformed the Prior Year Quarter, driven by increases in warranty and customer pay revenues, reflecting increased business activity and increased same store technician headcount through our technician recruiting and retention efforts, providing greater capacity to meet increased demand.
F&I same store revenues outperformed the Prior Year Quarter, primarily driven by higher same store new and used vehicle units sold, coupled with higher same store F&I gross profit per unit sold. Vehicle service contract penetration and new vehicle finance penetration improved, contributing to the higher same store F&I gross profit per unit sold. OEM incentives have increased in the Current Quarter, leading to the improved new vehicle F&I penetration.
Gross Profit
Total gross profit in the U.S. during the Current Quarter increased $21.5 million, or 3.5%, as compared to the Prior Year Quarter, driven by the acquisition of stores.
Total same store gross profit in the U.S. during the Current Quarter decreased $0.5 million, or 0.1%, as compared to the Prior Year Quarter, primarily driven by downward pressures on new vehicle margins.
New vehicle retail same store gross profit underperformed the Prior Year Quarter, driven by a decrease in new vehicle retail same store gross profit per unit sold, partially offset by an increase in same store new vehicle retail units sold. The decrease in new vehicle retail same store gross profit per unit is due to higher deliveries and increasing inventory levels of new vehicles as described above.
Used vehicle retail same store gross profit outperformed the Prior Year Quarter, primarily driven by higher same store used vehicle retail units sold. Our used vehicle wholesale same store gross profit underperformed the Prior Year Quarter, driven by a decrease in used vehicle wholesale same store gross profit per unit sold, partially offset by an increase in same store wholesale used vehicle units sold.
Parts and service same store gross profit outperformed the Prior Year Quarter, as described above for same store revenues.
F&I same store gross profit, outperformed the Prior Year, as described above for F&I same store revenues.
Total same store gross margin in the U.S. decreased 82 basis points, primarily driven by underperformance in new vehicle retail and used vehicle wholesale margins, for the reasons described above for same store gross profit per unit sold for new vehicle retail and used vehicle wholesale. This underperformance was partially offset by a slight improvement in parts and service margins for the reasons described above, used vehicle retail margins, largely due to lower used vehicle acquisition costs, and improved F&I performance.
SG&A Expenses
SG&A as a percentage of gross profit decreased 115 basis points and increased 412 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.

Total SG&A expenses in the U.S. during the Current Quarter increased $6.2 million, or 1.6%, as compared to the Prior Year Quarter, primarily driven by higher same store SG&A expenses, partially offset by lower SG&A expenses from store dispositions. Total same store SG&A expenses in the U.S. during the Current Quarter, increased $24.1 million, or 6.5%, as compared to the Prior Year Quarter, primarily driven by increased activity related to employee-related costs, outside services and professional fees, loaner car and related expenses and advertising expenses.

Reported Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended March 31,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$382.8	$347.1	$35.6	10.3%	$16.2	5.6%
Used vehicle retail sales	317.3	318.8	(1.5)	(0.5)%	13.4	(4.7)%
Used vehicle wholesale sales	26.2	29.6	(3.5)	(11.7)%	1.1	(15.5)%
Total used	343.5	348.4	(5.0)	(1.4)%	14.5	(5.6)%
Parts and service sales	81.1	74.6	6.5	8.8%	3.4	4.2%
F&I, net	17.5	17.5	—	(0.1)%	0.7	(4.3)%
Total revenues	$824.8	$787.7	$37.1	4.7%	$34.9	0.3%
Gross profit:
New vehicle retail sales	$27.6	$32.6	$(5.0)	(15.2)%	$1.2	(18.8)%
Used vehicle retail sales	15.5	17.0	(1.5)	(8.8)%	0.6	(12.6)%
Used vehicle wholesale sales	(2.3)	(0.2)	(2.1)	NM	(0.1)	NM
Total used	13.2	16.7	(3.6)	(21.3)%	0.6	(24.8)%
Parts and service sales	45.2	43.5	1.7	3.9%	1.9	(0.5)%
F&I, net	17.5	17.5	—	(0.1)%	0.7	(4.3)%
Total gross profit	$103.5	$110.4	$(6.9)	(6.2)%	$4.4	(10.2)%
Gross margin:
New vehicle retail sales	7.2%	9.4%	(2.2)%
Used vehicle retail sales	4.9%	5.3%	(0.4)%
Used vehicle wholesale sales	(8.8)%	(0.8)%	(8.1)%
Total used	3.8%	4.8%	(1.0)%
Parts and service sales	55.7%	58.4%	(2.6)%
Total gross margin	12.5%	14.0%	(1.5)%
Units sold:
Retail new vehicles sold	8,961	8,766	195	2.2%
Retail used vehicles sold	11,298	10,997	301	2.7%
Wholesale used vehicles sold	2,740	2,894	(154)	(5.3)%
Total used	14,038	13,891	147	1.1%
Average sales price per unit sold:
New vehicle retail	$44,669	$40,795	$3,874	9.5%	$1,894	4.9%
Used vehicle retail	$28,084	$28,991	$(907)	(3.1)%	$1,183	(7.2)%
Gross profit per unit sold:
New vehicle retail sales	$3,085	$3,719	$(634)	(17.0)%	$132	(20.6)%
Used vehicle retail sales	$1,370	$1,542	$(173)	(11.2)%	$57	(14.9)%
Used vehicle wholesale sales	$(842)	$(77)	$(765)	NM	$(27)	NM
Total used	$938	$1,205	$(267)	(22.2)%	$41	(25.5)%
F&I PRU	$863	$886	$(23)	(2.6)%	$36	(6.7)%
Other:
SG&A expenses	$81.3	$74.2	$7.1	9.6%	$3.4	4.9%
SG&A as % gross profit	78.5%	67.2%	11.3%
NM — Not Meaningful

Same Store Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended March 31,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$382.8	$347.1	$35.6	10.3%	$16.2	5.6%
Used vehicle retail sales	317.3	318.8	(1.5)	(0.5)%	13.4	(4.7)%
Used vehicle wholesale sales	26.2	29.6	(3.5)	(11.7)%	1.1	(15.5)%
Total used	343.5	348.4	(5.0)	(1.4)%	14.5	(5.6)%
Parts and service sales	78.1	71.6	6.5	9.1%	3.3	4.5%
F&I, net	17.5	17.5	—	(0.1)%	0.7	(4.3)%
Total revenues	$821.8	$784.7	$37.1	4.7%	$34.7	0.3%
Gross profit:
New vehicle retail sales	$27.6	$32.6	$(5.0)	(15.2)%	$1.2	(18.8)%
Used vehicle retail sales	15.5	17.0	(1.5)	(8.7)%	0.6	(12.5)%
Used vehicle wholesale sales	(2.3)	(0.2)	(2.1)	NM	(0.1)	NM
Total used	13.2	16.7	(3.6)	(21.3)%	0.6	(24.7)%
Parts and service sales	43.8	42.2	1.6	3.8%	1.8	(0.6)%
F&I, net	17.5	17.5	—	(0.1)%	0.7	(4.3)%
Total gross profit	$102.1	$109.1	$(6.9)	(6.3)%	$4.3	(10.3)%
Gross margin:
New vehicle retail sales	7.2%	9.4%	(2.2)%
Used vehicle retail sales	4.9%	5.3%	(0.4)%
Used vehicle wholesale sales	(8.8)%	(0.8)%	(8.1)%
Total used	3.8%	4.8%	(1.0)%
Parts and service sales	56.1%	58.9%	(2.9)%
Total gross margin	12.4%	13.9%	(1.5)%
Units sold:
Retail new vehicles sold	8,961	8,766	195	2.2%
Retail used vehicles sold	11,298	10,997	301	2.7%
Wholesale used vehicles sold	2,740	2,894	(154)	(5.3)%
Total used	14,038	13,891	147	1.1%
Average sales price per unit sold:
New vehicle retail	$44,669	$40,795	$3,874	9.5%	$1,894	4.9%
Used vehicle retail	$28,084	$28,991	$(907)	(3.1)%	$1,183	(7.2)%
Gross profit per unit sold:
New vehicle retail sales	$3,085	$3,719	$(634)	(17.0)%	$132	(20.6)%
Used vehicle retail sales	$1,371	$1,542	$(172)	(11.1)%	$57	(14.8)%
Used vehicle wholesale sales	$(842)	$(77)	$(765)	NM	$(27)	NM
Total used	$939	$1,205	$(266)	(22.1)%	$41	(25.5)%
F&I PRU	$863	$886	$(23)	(2.5)%	$36	(6.6)%
Other:
SG&A expenses	$79.8	$73.0	$6.9	9.4%	$3.4	4.8%
SG&A as % gross profit	78.2%	66.9%	11.3%
NM — Not Meaningful

U.K. Region — Three Months Ended March 31, 2024 Compared to 2023
The following discussion of our U.K. operating results is on an as reported and same store basis. The difference between as reported amounts and same store amounts is related to acquisition and disposition activity, as well as new add-point openings, if any. Retail new vehicle units sold include new vehicle agency units. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold for new vehicles as only the sales commission is reported within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.24 at March 31, 2023, to £1 to $1.26 at March 31, 2024, or an increase in the value of the GBP of 2.1%.
Revenues
Total revenues in the U.K. during the Current Quarter increased $37.1 million, or 4.7%, as compared to the Prior Year Quarter, primarily driven by foreign currency exchange rates and outperformances in new vehicle retail sales and parts and service, partially offset by lower used vehicle sales. On a constant currency basis, revenues increased 0.3%, primarily driven by an outperformance in new vehicle retail sales.
New vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by more units sold, coupled with higher new vehicle retail pricing. The shortage of new vehicle inventory, compared to pre-COVID-19 pandemic levels, despite recent manufacturers’ production improvements, drove strong pricing. Vehicle demand was and continues to be pent-up from the COVID-19 pandemic. We ended the Current Quarter with a U.K. new vehicle inventory supply of 20 days, one day higher than the Prior Year Quarter, but below pre-COVID-19 pandemic levels.
Used vehicle retail same store revenues, on a constant currency basis, underperformed the Prior Year Quarter, primarily driven by lower used vehicle retail pricing on a constant currency basis, partially offset by more units sold.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by increases in customer pay, warranty and wholesale revenues reflecting increased business activity. We have invested in improvements to our U.K. customer contact center, streamlining operations to make scheduling appointments easier for customers, resulting in an increase in parts and service activity driving an increase in revenues as compared to the Prior Year Quarter.
F&I same store revenues, on a constant currency basis, modestly underperformed the Prior Year Quarter, primarily driven by decreases in income per contract for retail finance fees and service contracts, partially offset by an increase in retail units sold.
Gross Profit
Total gross profit in the U.K. during the Current Quarter decreased $6.9 million, or 6.2%, as compared to the Prior Year Quarter.
Total same store gross profit in the U.K. during the Current Quarter decreased $6.9 million, or 6.3%, as compared to the Prior Year Quarter. On a constant currency basis, total same store gross profit decreased 10.3%, driven by downward pressures on margins for all lines of business.
New vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year, primarily due to decrease in new vehicle retail gross profit per unit sold, partially offset by an increase in new vehicle retail units sold, as a result of the increase in vehicle inventory production as described above generating downward pressure on new vehicle margins.
Used vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year Quarter, driven by a decrease in used vehicle retail same store gross profit per unit sold, partially offset by a slight increase in used vehicle retail units sold.
Parts and service same store gross profit, on a constant currency basis, slightly underperformed compared to the Prior Year Quarter.
F&I same store gross profit, on a constant currency basis, modestly underperformed the Prior Year Quarter, as described above in F&I same store revenues.
Total same store gross margin in the U.K. decreased 147 basis points, driven by margin declines for all lines of business caused by inflationary impacts.

SG&A Expenses
SG&A as a percentage of gross profit increased by 1,130 and 1,127 basis points on an as reported and same store basis, respectively, compared to the Prior Year.
Total SG&A expenses in the U.K. during the Current Quarter increased $7.1 million, or 9.6%, as compared to the Prior Year Quarter. Total same store SG&A expenses in the U.K. during the Current Quarter increased $6.9 million, or 9.4%, as compared to the Prior Year Quarter. On a constant currency basis, total same store SG&A expenses increased 4.8%. These increases were primarily driven by increased employee-related expenses as a result of higher activity and legal fees associated with the pending acquisition of Inchcape plc, coupled with increased demonstration and loaner car expenses compared to the Prior Year Quarter.
Consolidated Selected Comparisons — Three Months Ended March 31, 2024 Compared to 2023
The following table (in millions) and discussion of our results of operations are on a consolidated basis, unless otherwise noted.

	Three Months Ended March 31,
	2024	2023	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$23.8	$22.4	$1.4	6.2%
Floorplan interest expense	$20.5	$12.6	$7.9	62.6%
Other interest expense, net	$29.3	$19.7	$9.6	48.9%
Provision for income taxes	$45.8	$47.6	$(1.7)	(3.7)%
Depreciation and Amortization Expense
Depreciation and amortization expense for the Current Quarter increased compared to the Prior Year Quarter, primarily driven by acquired property and equipment in our U.S. region, as we continue to strategically add dealership related real estate and facilities to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and improve the overall customer experience.
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
Total floorplan interest expense during the Current Quarter, increased $7.9 million, or 62.6%, as compared to the Prior Year Quarter, driven primarily by an increase in inventories added to our floorplan due to improvements in manufacturer production as well as acquisitions, partially offset by realized gains on our interest rate swap portfolio due to increases in corresponding interest rates.
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
Other interest expense, net during the Current Quarter, increased $9.6 million, or 48.9%, as compared to the Prior Year Quarter. The increase in other interest expense, net during the Current Quarter was primarily attributable to increased borrowings on the Acquisition Line, additional real estate related debt in our U.S. region, a decrease in the gain recognized on the de-designation of mortgage interest rate swaps of approximately $3.8 million, and higher interest on existing borrowings. Refer to Note 8. Debt within our Notes to Condensed Consolidated Financial Statements for additional discussion of our debt. Refer to Note 6. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements for additional discussion of the de-designation of the mortgage interest rate swap.

Provision for Income Taxes
Provision for income taxes of $45.8 million during the Current Quarter decreased by $1.7 million, or 3.7%, as compared to the Prior Year Quarter. The tax expense decrease in the Current Quarter, as compared to the Prior Year Quarter, was primarily due to lower pre-tax book income. Our Current Quarter effective tax rate of 23.7% was higher than the Prior Year Quarter’s effective tax rate of 23.1%. The tax rate increase was primarily due to taxable gains from asset dispositions in the Current Quarter compared to the Prior Year Quarter.
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
Available Liquidity Resources
We had the following sources of liquidity available (in millions):

March 31, 2024
Cash and cash equivalents	$41.9
Floorplan offset accounts	180.4
Available capacity under Acquisition Line	240.8
Total liquidity	$463.2
Cash Flows
We arrange our new and used vehicle inventory floorplan financing through lenders affiliated with our vehicle manufacturers and our Revolving Credit Facility. In accordance with U.S. GAAP, we report floorplan financed with lenders affiliated with our vehicle manufacturers (excluding the cash flows from or to manufacturer-affiliated lenders participating in our syndicated lending group) within Cash Flows from Operating Activities in the Condensed Consolidated Statements of Cash Flows. We report floorplan financed with the Revolving Credit Facility (including the cash flows from or to manufacturer-affiliated lenders participating in the facility) and other credit facilities in the U.K. unaffiliated with our manufacturer partners, within Cash Flows from Financing Activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 9. Floorplan Notes Payable within our Notes to Condensed Consolidated Financial Statements for additional discussion of our Revolving Credit Facility.
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

The following table reconciles cash flows on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Three Months Ended March 31,
	2024	2023	% Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$253.9	$143.4	77.0%
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisitions and dispositions	(44.5)	44.6
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	(38.5)	2.7
Adjusted net cash provided by operating activities	$170.9	$190.8	(10.4)%
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$(618.2)	$(104.6)	(491.2)%
Change in cash paid for acquisitions, associated with Floorplan notes payable	50.3	9.3
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(22.6)	(2.4)
Adjusted net cash used in investing activities	$(590.6)	$(97.7)	(504.5)%
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities:	$349.4	$(67.0)	621.3%
Change in Floorplan notes payable, excluding floorplan offset	55.3	(54.2)
Adjusted net cash provided by (used in) financing activities	$404.7	$(121.2)	433.8%
Sources and Uses of Liquidity from Operating Activities — Three Months Ended March 31, 2024 Compared to 2023
For the Current Quarter, net cash provided by operating activities increased by $110.5 million, as compared to the Prior Year Quarter. On an adjusted basis for the same period, adjusted net cash provided by operating activities decreased by $19.9 million. The decrease on an adjusted basis was primarily driven by a $126.8 million decrease in floorplan notes payable — manufacturer affiliates, partially offset by a $97.8 million decrease in inventory levels.
Sources and Uses of Liquidity from Investing Activities — Three Months Ended March 31, 2024 Compared to 2023
For the Current Quarter, net cash used in investing activities increased by $513.7 million, as compared to the Prior Year Quarter. On an adjusted basis for the same period, adjusted net cash used in investing activities increased by $492.9 million, primarily due to a $571.9 million increase in acquisition activity and a $27.4 million increase in purchases of property and equipment, including real estate, partially offset by a $95.8 million increase in proceeds from disposition of franchises and property and equipment.
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
For the Current Quarter, $63.2 million was used to purchase property and equipment.
Sources and Uses of Liquidity from Financing Activities — Three Months Ended March 31, 2024 Compared to 2023
For the Current Quarter, net cash provided by financing activities increased by $416.4 million, as compared to the Prior Year Quarter. On an adjusted basis for the same period, adjusted net cash provided by financing activities increased by $525.9 million. The increase in net cash provided by financing activities on an adjusted basis was primarily driven by a $275.2 million increase in net borrowings on the Acquisition Line, a $234.1 million increase in net borrowings of other debt, including real estate-related debt and increases in net borrowings on our U.S. Floorplan line of $34.1 million (representing the net cash activity in our floorplan offset account). These increases were partially offset by a $19.0 million increase in cash paid for share repurchases.

Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of March 31, 2024 (in millions):

	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,200.0	$1,019.6	$180.4
Acquisition Line (2)	800.0	559.2	240.8
Total revolving credit facility	2,000.0	1,578.8	421.2
FMCC Facility (3)	300.0	106.8	193.2
GM Financial Facility (4)	348.1	168.4	179.7
Total U.S. credit facilities (5)	$2,648.1	$1,854.0	$794.1
(1) The available balance at March 31, 2024, includes $180.4 million of immediately available funds. The remaining available balance can be used for vehicle inventory financing.
(2) The outstanding balance of $559.2 million is related to outstanding letters of credit of $12.2 million and $547.0 million in USD borrowings. The available borrowings may be limited from time to time, based on certain debt covenants.
(3) The available balance at March 31, 2024, includes no immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4) The remaining available balance as of March 31, 2024, can be used for General Motors new and rental vehicle inventory financing.
(5) The outstanding balance excludes $334.8 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
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
As of March 31, 2024, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of March 31, 2024
	Required	Actual
Total adjusted leverage ratio	< 5.75	2.45
Fixed charge coverage ratio	> 1.20	4.32
Based on our position as of March 31, 2024, and our outlook as discussed within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 8. Debt and Note 9. Floorplan Notes Payable in our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of March 31, 2024.

Share Repurchases and Dividends
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock up to a certain monetary limit. On August 2, 2023, our Board of Directors increased the share repurchase authorization to $250.0 million. For the Current Quarter, 203,350 shares were repurchased at an average price of $264.41 per share, for a total of $53.8 million, excluding excise taxes of $0.4 million. As of March 31, 2024, we had $89.6 million available under our current stock repurchase authorization.
During the Current Quarter, our Board of Directors approved a quarterly cash dividend of $0.47 per share on all shares of our common stock, which resulted in $6.2 million paid to common shareholders and $0.1 million to unvested restricted stock award holders.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2023 Form 10-K. Our exposure to market risk has not changed materially since December 31, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2024, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
During the three months ended March 31, 2024, there were no changes to the Risk Factors disclosed in Item 1A. Risk Factors of our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the Current Quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2024 — January 31, 2024	—	$—	—	$143.3
February 1, 2024 — February 29, 2024	174,964	$264.88	174,964	$97.0
March 1, 2024 — March 31, 2024	28,386	$261.52	28,386	$89.6
Total	203,350		203,350
(1) Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. On August 2, 2023, our Board of Directors increased the share repurchase authorization to $250.0 million. Our share repurchase authorization does not have an expiration date.
Future share repurchases are subject to the business judgment of our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, changes in laws and regulations, current economic environment and other factors considered relevant. As of March 31, 2024, we had $89.6 million available under our current share repurchase authorization. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on share repurchases and authorization.
Item 5. Other Information
Trading Plans
During the Current Quarter, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.
EXHIBIT INDEX

Exhibit Number		Description

3.1	—
Third Amended and Restated Certificate of Incorporation of Group 1 Automotive, Inc. effective May 18, 2023 (incorporated by reference to Exhibit 3.1of Group 1 Automotive Inc’s Quarterly Report on Form 10-Q (File No. 001-13461) filed July 28, 2023).

3.2	—
Fourth Amended and Restated Bylaws of Group 1 Automotive, Inc. effective February 15, 2023 (incorporated by reference to Exhibit 3.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed July 28, 2023).

10.1	—	Form of Restricted Stock Agreement (2024 Form) (incorporated by reference to Exhibit 10.27 of Group 1 Automotive Inc.’s Annual Report on Form 10-K (File No. 000-13461) filed on February 14, 2024).
10.2	—
Form of Performance Share Unit Agreement (2024 Form) (incorporated by reference to Exhibit 10.28 of Group 1 Automotive Inc.’s Annual Report on Form 10-K (File No. 000-13461) filed on February 14, 2024).

10.3*+	—	Second Amendment to the Twelfth Amended and Restated Revolving Credit Agreement dated effective December 8, 2023.
10.4	—
Additional Borrower Addendum to Master Loan Agreement dated effective March 25, 2024 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed March 28, 2024).

10.5	—
Master Credit Agreement, dated February 12, 2024, by and among Group 1 Realty, Inc., AMR Real Estate Holdings, LLC, Group 1 Realty NE, LLC, G1R Clear Lake, LLC and LHM ATO, LLC, as Borrowers, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed February 14, 2024)

10.6*	—	First Amendment to Master Credit Agreement dated effective as of March 1, 2024.
10.7*	—	Second Amendment to Master Credit Agreement dated effective as of March 11, 2024.
10.8*	—	Third Amendment to Master Credit Agreement dated effective as of April 2, 2024.
10.9*	—	Fourth Amendment to Master Credit Agreement dated effective as of April 25, 2024.
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in exhibit 101)

*	Filed or furnished herewith
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

Group 1 Automotive, Inc.

Date:	April 26, 2024	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer