Form 10-Q
period 2024-06-30
GROUP 1 AUTOMOTIVE INC
filed 2024-07-24
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of July 19, 2024, the registrant had 13,404,885 shares of common stock outstanding.

i

GLOSSARY OF DEFINITIONS

The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
AOCI	Accumulated other comprehensive income (loss)
COVID-19 pandemic	Coronavirus disease first emerging in December 2019 and resulting in the global pandemic in 2020, 2021 and 2022
DMS	Dealer management system
EPS	Earnings per share
F&I	Finance, insurance and other
FMCC	Ford Motor Credit Company
GBP	British Pound Sterling (£)
OEM	Original equipment manufacturer
PRU	Per retail unit
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.K.	United Kingdom
U.S.	United States of America
USD	United States Dollar ($)
U.S. GAAP	Accounting principles generally accepted in the U.S.

Forward-Looking Statements
Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of Group 1 Automotive, Inc. and its subsidiaries.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements include, but are not limited to, statements concerning the Company’s strategy, future operating performance, future liquidity and availability of financing, capital allocation, the completion of future acquisitions and divestitures, as well as the impact of cyberattacks or other privacy/data security incidents, business trends in the retail automotive industry and changes in regulations. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions are intended to identify forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64.4	$57.2
Contracts-in-transit and vehicle receivables, net	349.9	369.2
Accounts and notes receivable, net	259.5	238.4
Inventories	2,356.8	1,963.4
Prepaid expenses	31.1	38.9
Other current assets	101.9	25.1
Current assets classified as held for sale	7.1	99.1
TOTAL CURRENT ASSETS	3,170.7	2,791.3
Property and equipment, net of accumulated depreciation of $623.2 and $587.7, respectively	2,492.3	2,248.7
Operating lease assets	226.6	216.5
Goodwill	1,915.7	1,651.9
Intangible franchise rights	872.3	701.2
Other long-term assets	172.6	164.6
TOTAL ASSETS	$8,850.3	$7,774.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $79.4 and $236.7, respectively	$1,386.6	$1,153.0
Floorplan notes payable — manufacturer affiliates, net of offset account of $14.8 and $38.5, respectively	713.3	412.4
Current maturities of long-term debt	170.6	109.4
Current operating lease liabilities	20.3	20.9
Accounts payable	490.6	499.3
Accrued expenses and other current liabilities	316.2	303.4
Current liabilities classified as held for sale	—	7.2
TOTAL CURRENT LIABILITIES	3,097.7	2,505.7
Long-term debt	2,279.3	1,989.4
Long-term operating lease liabilities	214.3	209.4
Deferred income taxes	256.7	256.6
Other long-term liabilities	136.1	138.6
Commitments and Contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,092,785 and 25,131,460 shares issued, respectively	0.3	0.3
Additional paid-in capital	359.7	349.1
Retained earnings	3,923.0	3,649.8
Accumulated other comprehensive income (loss)	27.0	28.1
Treasury stock, at cost; 11,687,438 and 11,447,422 shares, respectively	(1,443.7)	(1,352.8)
TOTAL STOCKHOLDERS’ EQUITY	2,866.3	2,674.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,850.3	$7,774.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
New vehicle retail sales	$2,364.2	$2,243.2	$4,546.8	$4,198.9
Used vehicle retail sales	1,453.2	1,450.6	2,870.0	2,799.5
Used vehicle wholesale sales	104.3	112.5	210.3	224.4
Parts and service sales	574.5	562.0	1,150.8	1,110.3
Finance, insurance and other, net	200.1	190.3	389.0	355.4
Total revenues	4,696.4	4,558.5	9,166.9	8,688.5
COST OF SALES:
New vehicle retail sales	2,194.1	2,041.7	4,217.2	3,810.7
Used vehicle retail sales	1,372.6	1,371.8	2,707.2	2,644.0
Used vehicle wholesale sales	105.4	111.6	212.4	221.6
Parts and service sales	257.7	257.9	520.9	508.9
Total cost of sales	3,929.8	3,783.0	7,657.7	7,185.1
GROSS PROFIT	766.5	775.5	1,509.1	1,503.4
Selling, general and administrative expenses	497.2	479.9	973.3	942.7
Depreciation and amortization expense	28.2	23.1	52.0	45.5
Asset impairments	—	1.8	—	2.9
INCOME FROM OPERATIONS	241.1	270.8	483.8	512.3
Floorplan interest expense	24.7	15.6	45.2	28.2
Other interest expense, net	33.4	25.9	62.7	45.6
Other expense (income)	0.1	1.3	(0.4)	4.2
INCOME BEFORE INCOME TAXES	183.0	227.9	376.3	434.3
Provision for income taxes	45.2	57.6	91.0	105.2
Net income from continuing operations	137.9	170.3	285.3	329.1
Net income (loss) from discontinued operations	0.3	0.2	0.8	(0.1)
NET INCOME	$138.2	$170.5	$286.1	$329.0
BASIC EARNINGS PER SHARE:
Continuing operations	$10.20	$12.06	$21.01	$23.22
Discontinued operations	0.02	0.02	0.06	(0.01)
Total	$10.22	$12.08	$21.07	$23.21
DILUTED EARNINGS PER SHARE:
Continuing operations	$10.15	$12.02	$20.91	$23.14
Discontinued operations	0.02	0.02	0.06	(0.01)
Total	$10.17	$12.04	$20.97	$23.13
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13.2	13.8	13.3	13.8
Diluted	13.3	13.8	13.3	13.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME	$138.2	$170.5	$286.1	$329.0
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(1.1)	11.2	(5.6)	21.0
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized gain arising during the period, net of tax provision of $(1.6), $(5.0), $(6.1) and $(2.8), respectively	5.3	15.8	19.6	9.0
Reclassification adjustment for gain included in interest expense, net of tax provision of $(2.3), $(1.0), $(4.7) and $(2.8), respectively	(7.4)	(3.2)	(15.0)	(8.8)
Reclassification related to de-designated interest rate swaps, net of tax provision of $—, $—, $(0.1) and $(1.0), respectively	—	—	(0.2)	(3.1)
Unrealized (loss) gain on interest rate risk management activities, net of tax	(2.2)	12.6	4.4	(2.8)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(3.3)	23.8	(1.2)	18.1
COMPREHENSIVE INCOME	$134.9	$194.4	$284.9	$347.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, MARCH 31, 2024	25,109,781	$0.3	$351.7	$3,791.3	$30.3	$(1,401.1)	2,772.4
Net income	—	—	—	138.2	—	—	138.2
Other comprehensive loss, net of taxes	—	—	—	—	(3.3)	—	(3.3)
Purchases of treasury stock, including excise tax	—	—	—	—	—	(46.5)	(46.5)
Net issuance of treasury shares to stock compensation plans	(16,996)	—	1.4	—	—	3.9	5.2
Stock-based compensation	—	—	6.6	—	—	—	6.6
Dividends declared ($0.47 per share)	—	—	—	(6.4)	—	—	(6.4)
BALANCE, JUNE 30, 2024	25,092,785	$0.3	$359.7	$3,923.0	$27.0	$(1,443.7)	$2,866.3

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2023	25,131,460	$0.3	$349.1	$3,649.8	$28.1	$(1,352.8)	$2,674.4
Net income	—	—	—	286.1	—	—	286.1
Other comprehensive loss, net of taxes	—	—	—	—	(1.2)	—	(1.2)
Purchases of treasury stock, including excise tax	—	—	—	—	—	(100.6)	(100.6)
Net issuance of treasury shares to stock compensation plans	(38,675)	—	(3.7)	—	—	9.8	6.1
Stock-based compensation	—	—	14.2	—	—	—	14.2
Dividends declared ($0.94 per share)	—	—	—	(12.8)	—	—	(12.8)
BALANCE, JUNE 30, 2024	25,092,785	$0.3	$359.7	$3,923.0	$27.0	$(1,443.7)	$2,866.3

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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$286.1	$329.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.0	45.5
Change in operating lease assets	11.9	12.7
Deferred income taxes	(0.6)	2.7
Asset impairments	—	2.9
Stock-based compensation	14.2	10.5
Amortization of debt discount and issuance costs	1.7	1.5
Gain on disposition of assets	(55.7)	(11.8)
Unrealized gain on derivative instruments	(0.3)	(4.5)
Other	(0.8)	(1.6)
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	4.1	85.8
Accounts and notes receivable	(21.3)	(15.0)
Inventories	(329.0)	(283.8)
Contracts-in-transit and vehicle receivables	18.3	9.9
Prepaid expenses and other assets	4.4	(2.2)
Floorplan notes payable — manufacturer affiliates	157.6	70.1
Deferred revenues	(0.4)	(0.2)
Operating lease liabilities	(12.5)	(12.6)
Net cash provided by operating activities	129.8	239.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $50.3 and $64.9, respectively	(690.3)	(363.5)
Proceeds from disposition of franchises, property and equipment	201.1	80.8
Purchases of property and equipment	(102.9)	(86.7)
Escrow payments for acquisitions	(86.4)	—
Other	9.4	0.2
Net cash used in investing activities	(669.0)	(369.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	6,490.7	5,005.9
Repayments on credit facility — floorplan line and other	(6,112.8)	(4,928.1)
Borrowings on credit facility — acquisition line	464.2	200.0
Repayments on credit facility — acquisition line	(495.0)	(53.2)
Debt issuance costs	(3.8)	(0.1)
Borrowings on other debt	377.0	88.2
Principal payments on other debt	(67.7)	(134.1)
Proceeds from employee stock purchase plan	13.0	11.4
Payments of tax withholding for stock-based compensation	(6.9)	(8.3)
Repurchases of common stock, amounts based on settlement date	(99.8)	(66.0)
Dividends paid	(12.7)	(12.7)
Net cash provided by financing activities	546.4	103.0
Effect of exchange rate changes on cash	—	2.1
Net increase (decrease) in cash and cash equivalents	7.2	(25.1)
CASH AND CASH EQUIVALENTS, beginning of period	57.2	47.9
CASH AND CASH EQUIVALENTS, end of period	$64.4	$22.8
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures. The amendments require the disclosure of significant segment expenses as well as expanded interim disclosures, along with other changes to segment disclosure requirements. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, and is required to be applied retrospectively. Beginning with the annual Financial Statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company will incorporate the required disclosures, which include information concerning the Company’s reported measure of segment profit or loss, as well as significant segment expenses and other segment items that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included in the measure, among other required disclosure changes. Additionally, the Company expects that interim periods beginning after December 15, 2024 will include segment disclosures largely consistent with the annual disclosure requirements.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
2. REVENUES
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$2,009.5	$354.6	$2,364.2	$3,809.4	$737.4	$4,546.8
Used vehicle retail sales	1,151.9	301.3	1,453.2	2,251.4	618.6	2,870.0
Used vehicle wholesale sales	78.4	25.9	104.3	158.3	52.0	210.3
Total new and used vehicle sales	3,239.9	681.8	3,921.7	6,219.1	1,408.0	7,627.1
Parts and service sales (1)	497.4	77.1	574.5	992.6	158.2	1,150.8
Finance, insurance and other, net (2)	183.9	16.3	200.1	355.2	33.8	389.0
Total revenues	$3,921.2	$775.2	$4,696.4	$7,566.9	$1,600.0	$9,166.9

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$1,915.5	$327.6	$2,243.2	$3,524.1	$674.8	$4,198.9
Used vehicle retail sales	1,139.9	310.7	1,450.6	2,170.0	629.5	2,799.5
Used vehicle wholesale sales	79.8	32.7	112.5	162.1	62.3	224.4
Total new and used vehicle sales	3,135.2	671.0	3,806.2	5,856.2	1,366.6	7,222.8
Parts and service sales (1)	491.2	70.8	562.0	965.0	145.3	1,110.3
Finance, insurance and other, net (2)	173.2	17.1	190.3	320.8	34.6	355.4
Total revenues	$3,799.6	$758.9	$4,558.5	$7,142.0	$1,546.5	$8,688.5
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $5.6 million and $7.6 million during the three months ended June 30, 2024 and 2023, respectively, and $18.0 million and $12.5 million during the six months ended June 30, 2024 and 2023, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Note 7. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company accounts for business combinations under the acquisition method of accounting, under which the Company allocates the purchase price to the assets acquired and liabilities assumed based on an estimate of fair value.
During the six months ended June 30, 2024, the Company acquired nine dealerships in the U.S., including three Honda , two Lexus, one Toyota, one Kia, one Hyundai and one Mercedes-Benz. The Company also acquired one Toyota Certified pre-owned center and three collision centers in the U.S. Aggregate cash consideration paid for these dealerships, which were accounted for as business combinations, was $690.4 million. Goodwill associated with the acquisitions totaled $287.5 million. The accounting for these acquisitions is considered to be preliminary and subject to change as the Company’s fair value assessments are finalized. The Company is continuing to analyze and assess relevant information related to the valuation of property, equipment and intangible assets. The Company will reflect any required fair value adjustments in subsequent periods.
During the six months ended June 30, 2023, the Company acquired one Chevrolet dealership, one Kia dealership and three Buick-GMC dealerships in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $363.5 million. Goodwill associated with the acquisitions totaled $43.9 million.
In April 2024, the Company announced it entered into a definitive agreement to acquire the U.K. automotive retailing business and related owned real estate, comprising 54 dealerships, from a subsidiary of Inchcape plc for approximately $439 million in an all-cash transaction, inclusive of $279 million of real estate. The transaction is expected to close in the third quarter of 2024.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
In July 2024, the Company acquired four Mercedes-Benz dealerships located north of London in the county of Hertfordshire. During the three months ended June 30, 2024, the Company made an escrow payment of $86.4 million related to the acquisition to an escrow agent, which was then paid to the sellers in July 2024. As the escrow payment was made prior to the closing of the transaction, the amount is recorded within Other current assets in the Condensed Consolidated Balance Sheets as of June 30, 2024 and as Escrow payments for acquisitions within Net cash used in investing activities in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2024. The Company will account for the business combination in future periods.
Dispositions
The Company’s divestitures generally consist of dealership assets and related real estate. Gains and losses on divestitures are recorded within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the six months ended June 30, 2024, the Company recorded a net pre-tax gain totaling $51.6 million related to the disposition of seven dealerships and one collision center in the U.S. The dispositions reduced goodwill by $62.5 million.
During the six months ended June 30, 2023, the Company recorded a net pre-tax gain totaling $10.1 million related to the disposition of four dealerships in the U.S. The dispositions reduced goodwill by $20.8 million. The Company also terminated one franchise in the U.S.
There was no goodwill that has been reclassified to assets held for sale as of June 30, 2024. Assets held for sale in the Condensed Consolidated Balance Sheets includes $39.8 million of goodwill that has been reclassified to assets held for sale as of December 31, 2023.
4. SEGMENT INFORMATION
As of June 30, 2024, the Company had two reportable segments: the U.S. and the U.K. The Company defines its reportable segments as those operations whose results the Company’s Chief Executive Officer, who is the CODM, regularly reviews to analyze performance and allocate resources. Each reportable segment is comprised of retail automotive franchises that sell new and used cars and light trucks, arrange related vehicle financing, sell service and insurance contracts, provide automotive maintenance and repair services, and sell vehicle parts.
Selected reportable segment data is as follows (in millions):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$3,921.2	$775.2	$4,696.4	$7,566.9	$1,600.0	$9,166.9
Income before income taxes	$173.3	$9.7	$183.0	$353.3	$23.0	$376.3

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$3,799.6	$758.9	$4,558.5	$7,142.0	$1,546.5	$8,688.5
Income before income taxes	$207.8	$20.1	$227.9	$388.5	$45.8	$434.3
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following table sets forth the calculation of EPS (in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average basic common shares outstanding	13,226,129	13,777,225	13,277,425	13,819,024
Dilutive effect of stock-based awards and employee stock purchases	67,927	40,058	63,987	46,711
Weighted average dilutive common shares outstanding	13,294,056	13,817,283	13,341,412	13,865,736
Basic:
Net income	$138.2	$170.5	$286.1	$329.0
Less: Earnings allocated to participating securities from continuing operations	2.9	4.2	6.3	8.2
Less: Loss allocated to participating securities to discontinued operations	—	—	—	—
Net income available to basic common shares	$135.2	$166.4	$279.8	$320.7
Basic earnings per common share	$10.22	$12.08	$21.07	$23.21
Diluted:
Net income	$138.2	$170.5	$286.1	$329.0
Less: Earnings allocated to participating securities from continuing operations	2.9	4.1	6.3	8.2
Less: Loss allocated to participating securities to discontinued operations	—	—	—	—
Net income available to diluted common shares	$135.2	$166.4	$279.8	$320.8
Diluted earnings per common share	$10.17	$12.04	$20.97	$23.13
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
Fixed Rate Long-Term Debt
The Company estimates the fair value of its $750.0 million 4.00% Senior Notes due August 2028 (“4.00% Senior Notes”) using quoted prices for the identical liability (Level 1) and estimates the fair value of its fixed-rate mortgage facilities using a present value method based on current market interest rates for similar types of financial instruments (Level 2). Refer to Note 8. Debt for further discussion of the Company’s long-term debt arrangements.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The carrying value and fair value of the Company’s 4.00% Senior Notes and fixed rate mortgages were as follows (in millions):

	June 30, 2024		December 31, 2023
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$691.6	$750.0	$697.5
Real estate related	145.4	139.6	90.9	83.1
Total	$895.4	$831.2	$840.9	$780.6
(1) Carrying value excludes unamortized debt issuance costs.
Derivative Financial Instruments
The Company holds interest rate swaps to hedge against variability of interest payments indexed to SOFR. The Company’s interest rate swaps are measured at fair value utilizing a SOFR forward yield curve matched to the identical maturity term of the instrument being measured. Observable inputs utilized in the income approach valuation method incorporate identical contractual notional amounts, fixed coupon rates, periodic terms for interest payments and contract maturity. The fair value of the interest rate swaps also considers the credit risk of the Company for instruments in a liability position or the counterparty for instruments in an asset position. The credit risk is calculated using the spread between the SOFR yield curve and the relevant interest rate according to rating agencies. The inputs to the fair value measurements reflect Level 2 of the hierarchy framework.
Assets associated with the Company’s interest rate swaps, as reflected gross in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	June 30, 2024	December 31, 2023
Assets:
Other current assets (1)	$1.3	$1.2
Other long-term assets (2)	94.2	88.1
Total assets	$95.5	$89.3
(1) As of June 30, 2024, the balance included gross fair value of $0.2 million related to the de-designated swap as described below.
(2) As of June 30, 2024 and December 31, 2023, the balance included gross fair value of $3.9 million and $3.7 million, respectively, related to the de-designated swap as described below.
There were no liabilities associated with the Company’s interest rate swaps as of June 30, 2024 and December 31, 2023.
Interest Rate Swaps De-designated as Cash Flow Hedges
During the three months ended March 31, 2024, the Company de-designated one mortgage interest rate swap due to the Company settling the underlying mortgages associated with the swap during the same period. No interest rate swaps were de-designated by the Company during the three months ended June 30, 2024.
During the three months ended March 31, 2023, the Company de-designated one mortgage interest rate swap due to the Company settling the underlying mortgages associated with the swap during the same period. No interest rate swaps were de-designated by the Company during the three months ended June 30, 2023.
As of June 30, 2024, the de-designated swaps had a total aggregate notional value of $35.5 million and a weighted average interest rate of 0.60%. The de-designated swaps will mature between January 4, 2025 and March 1, 2030.
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
The Company recorded unrealized mark-to-market gains of $0.2 million and $0.5 million and realized gains of $0.4 million and $0.8 million associated with the de-designated interest rate swaps within Other interest expense, net, for the three and six months ended June 30, 2024, respectively. The Company recorded unrealized mark-to-market gains of $0.4 million and realized gains of $0.3 million associated with the de-designated interest rate swap within Other interest expense, net, for the three and six months ended June 30, 2023, respectively.

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
As of June 30, 2024, the Company held 35 interest rate swaps designated as cash flow hedges with a total notional value of $935.6 million that fixed its underlying SOFR at a weighted average rate of 1.22%. As of June 30, 2023, the Company held 35 interest rate swaps designated as cash flow hedges with a total notional value of $872.7 million that fixed its underlying SOFR at a weighted average rate of 1.25%.
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	2024	2023	2024	2023
Interest rate swaps	$5.3	$15.8	$19.6	$9.0
	Amount Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Floorplan interest expense	$5.3	$3.8	$10.6	$7.1
Other interest expense, net	$4.4	$0.3	$9.0	$4.5
The amount of gain expected to be reclassified out of AOCI into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $25.0 million.
7. RECEIVABLES, NET AND CONTRACT ASSETS
The Company’s receivables, net and contract assets consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$240.2	$259.2
Vehicle receivables	110.1	110.3
Total contracts-in-transit and vehicle receivables	350.3	369.5
Less: allowance for doubtful accounts	0.4	0.3
Total contracts-in-transit and vehicle receivables, net	$349.9	$369.2

Accounts and notes receivable, net:
Manufacturer receivables	$152.9	$128.3
Parts and service receivables	68.9	64.3
F&I receivables	31.2	35.6
Other	10.3	14.4
Total accounts and notes receivable	263.3	242.5
Less: allowance for doubtful accounts	3.8	4.2
Total accounts and notes receivable, net	$259.5	$238.4

Within Other current assets and Other long-term assets:
Total contract assets (1)	$57.9	$55.0
(1) No allowance for doubtful accounts was recorded for contract assets as of June 30, 2024 or December 31, 2023.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
8. DEBT
Long-term debt consisted of the following (in millions):

	June 30, 2024	December 31, 2023
4.00% Senior Notes due August 15, 2028	$750.0	$750.0
Acquisition Line	294.3	325.0
Other Debt:
Real estate related	1,064.4	751.0
Finance leases	344.1	272.7
Other	7.8	8.8
Total other debt	1,416.4	1,032.5
Total debt	2,460.6	2,107.5
Less: unamortized debt issuance costs	10.7	8.7
Less: current maturities	170.6	109.4
Total long-term debt	$2,279.3	$1,989.4
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 9. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of June 30, 2024, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 9. Floorplan Notes Payable), totaled $294.3 million. The average interest rate on this facility was 6.42% during the three months ended June 30, 2024.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of June 30, 2024, borrowings outstanding under these facilities totaled $1,064.4 million, gross of debt issuance costs, comprised of $904.3 million in the U.S. and $160.1 million in the U.K., respectively.
In February 2024, the Company entered into a master credit agreement with Wells Fargo Bank, National Association (the “Wells Fargo Credit Agreement”), which provides for delayed draw term loans with a maximum borrowing capacity of $258.3 million. The Wells Fargo Credit Agreement accrues interest at SOFR plus 175 basis points and matures on March 1, 2031. As of June 30, 2024, borrowings outstanding under the Wells Fargo Credit Agreement totaled $258.3 million and are included in the total U.S. mortgage loans described above.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
9. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Revolving Credit Facility — floorplan notes payable	$1,396.9	$1,358.2
Revolving Credit Facility — floorplan notes payable offset account	(79.4)	(236.7)
Revolving Credit Facility — floorplan notes payable, net	1,317.5	1,121.6
Other non-manufacturer facilities	69.1	31.4
Floorplan notes payable — credit facility and other, net	$1,386.6	$1,153.0

FMCC Facility	$170.6	$156.6
FMCC Facility offset account	(14.8)	(38.5)
FMCC Facility, net	155.8	118.1
GM Financial Facility	217.1	37.9
Other manufacturer affiliate facilities	340.3	256.4
Floorplan notes payable — manufacturer affiliates, net	$713.3	$412.4
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
In the U.S., the Company has a revolving syndicated credit arrangement with 20 participating financial institutions that matures on March 9, 2027 (the “Revolving Credit Facility”). On April 30, 2024, the Company entered into an amendment to the Revolving Credit Facility that increased the availability from $2.0 billion to $2.5 billion, with the ability to increase to $3.0 billion, as further described below. The Revolving Credit Facility consists of two tranches: (i) a $1.5 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) a $1.0 billion maximum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Condensed Consolidated Balance Sheets — refer to Note 8. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $2.5 billion commitment. The Acquisition Line includes a $100.0 million sub-limit for letters of credit and a $50.0 million minimum capacity tranche. The Company had $12.2 million in letters of credit outstanding as of June 30, 2024 and December 31, 2023.
The U.S. Floorplan Line bears interest at rates equal to SOFR plus 120 basis points for new vehicle inventory and SOFR plus 150 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 6.57% as of June 30, 2024, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 110 to 210 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company had $3.9 million and $3.8 million of unamortized debt issuance costs as of June 30, 2024 and December 31, 2023, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). The FMCC Facility bears interest at the U.S. prime rate which was 8.50% as of June 30, 2024.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
GM Financial Facility
During 2023, the Company entered into a master loan agreement with General Motors Financial (the “GM Financial Facility”). During the six months ended June 30, 2024, additional subsidiaries of the Company entered into the GM Financial Facility as additional borrowers and the borrowing base thereunder was increased. As of June 30, 2024 and December 31, 2023, the GM Financial Facility had a total capacity of $348.1 million and $84.5 million, respectively. The GM Financial Facility bears interest at the U.S. prime rate less 100 basis points.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K., respectively, with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of June 30, 2024, borrowings outstanding under these facilities totaled $340.3 million, comprised of $184.4 million in the U.S. and $156.0 million in the U.K., with annual interest rates ranging from 1% to approximately 9%. Interest rates on the Company’s manufacturer facilities vary across manufacturers.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line and FMCC Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
10. CASH FLOW INFORMATION
Non-Cash Activities
The accrual for capital expenditures decreased $2.2 million and increased $1.3 million during the six months ended June 30, 2024 and 2023, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $99.9 million and $70.8 million for the six months ended June 30, 2024 and 2023, respectively. Refer to Note 6. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
Cash paid for income taxes, net of refunds, was $75.1 million and $78.7 million for the six months ended June 30, 2024 and 2023, respectively.
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
Legal Proceedings
As of June 30, 2024, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Matters
In connection with dealership dispositions where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $41.1 million as of June 30, 2024.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of AOCI were as follows (in millions):

	Six Months Ended June 30, 2024
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2023	$(37.4)	$65.6	$28.1
Other comprehensive income (loss) before reclassifications:
Pre-tax	(5.6)	25.7	20.1
Tax effect	—	(6.1)	(6.1)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(10.6)	(10.6)
Other interest expense, net (pre-tax)	—	(9.0)	(9.0)
Reclassification related to de-designated interest rate swaps (pre-tax)	—	(0.2)	(0.2)
Provision for income taxes	—	4.7	4.7
Net current period other comprehensive (loss) income	(5.6)	4.4	(1.2)
Balance, June 30, 2024	$(43.0)	$70.0	$27.0

	Six Months Ended June 30, 2023
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2022	$(61.1)	$83.6	$22.5
Other comprehensive income (loss) before reclassifications:
Pre-tax	21.0	11.9	32.9
Tax effect	—	(2.8)	(2.8)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(7.1)	(7.1)
Other interest expense (pre-tax)	—	(4.5)	(4.5)
Reclassification related to de-designated interest rate swaps (pre-tax)	—	(4.0)	(4.0)
Provision for income taxes	—	3.7	3.7
Net current period other comprehensive income (loss)	21.0	(2.8)	18.1
Balance, June 30, 2023	$(40.1)	$80.8	$40.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto, as well as our 2023 Form 10-K.
Overview
We are a leading operator in the automotive retail industry. Through our omni-channel platform, we sell new and used cars and light trucks, arrange related vehicle financing, sell service and insurance contracts, provide automotive maintenance and repair services, and sell vehicle parts. We operate in geographically diverse markets that extend across 17 states in the U.S. and 34 towns and cities in the U.K. As of June 30, 2024, our retail network consisted of 147 dealerships in the U.S. and 55 dealerships in the U.K.
Recent Events
On June 19, 2024, we were informed of a cybersecurity incident experienced by CDK Global LLC (“CDK”), which resulted in service outages on CDK’s dealers’ systems (the “CDK Incident”). CDK provides clients in the automotive industry, including Group 1 dealerships in the U.S., with a software as a service platform (“SaaS platform”) used by dealerships in managing customer relationships, sales, financing, service, inventory and back-office operations. The CDK Incident temporarily disrupted our business applications and processes in our U.S. operations that rely on CDK’s dealers’ systems. Despite the CDK Incident, all Group 1 U.S. dealerships continued to conduct business using alternative processes until CDK’s dealers’ systems were available. On June 26, 2024, CDK restored service to us for the core DMS, at which time, subject to certain modified procedures, we resumed processing transactions through the CDK DMS. We do not expect the CDK Incident to have a material impact on our overall financial condition or on our ongoing results of operations.
On March 20, 2024, the Environmental Protection Agency (“EPA”) finalized new emissions standards for light and medium-duty vehicles, including passenger cars, vans, pickups, sedans and sport utility vehicles for model years 2027 through 2032 and beyond. The final rule sets new, strict standards intended to reduce air pollutant emissions, including greenhouse gas emissions. The EPA projects the final rule will accelerate the transition to, and availability of, clean vehicle technologies, including hybrid electric vehicles and plug-in hybrid electric vehicles. Although the future impact of these regulations on our operations cannot be predicted with certainty, the regulations may have a significant impact on the future mix and demand for vehicles provided by our manufacturers. We will continue to monitor the impact of the final regulations on our manufacturers and dealership operations.
The global economy continues to experience inflation. In response to higher than historical average inflationary pressures and challenging macroeconomic conditions, the U.S. Federal Reserve (the “Federal Reserve”), along with other central banks, including in the U.K., maintained interest rates at elevated levels throughout 2023 and during the six months ended June 30, 2024 (“Current Year”). Continued inflation reducing the disposable income of our customers, volatility in new vehicle availability and higher interest rates increasing the monthly cost of financing vehicles, contributed to used vehicle prices continuing to decline during the three months ended June 30, 2024 (“Current Quarter”). During the Current Quarter, the Federal Reserve decided to keep the current interest rates unchanged.
Critical Accounting Policies and Accounting Estimates
For discussion of our critical accounting policies and accounting estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Form 10-K. There have been no material changes to our critical accounting policies or accounting estimates since December 31, 2023.

Results of Operations
The “same store” amounts presented below include the results of dealerships and corporate headquarters for the identical months in each comparative period, commencing with the first full month in which we owned the dealership. Amounts related to divestitures are excluded from each comparative period, ending with the last full month in which we owned the dealership. Same store results provide a measurement of our ability to grow revenues and profitability of our existing stores and also provide a metric for peer group comparisons. For these reasons, same store results allow management to accurately manage and monitor the underlying performance of the business and is also useful to investors.
We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. Our primary foreign currency exposure is to the GBP. We believe providing constant currency information provides valuable supplemental information regarding our underlying business and results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our current period reported results for entities reporting in currencies other than USD using comparative period exchange rates rather than the actual exchange rates in effect during the respective periods. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. Additionally, we caution investors not to place undue reliance on non-GAAP measures, but also to consider them with the most directly comparable U.S. GAAP measures. Our management also uses constant currency and adjusted cash flows from operating, investing and financing activities in conjunction with U.S. GAAP financial measures to assess our business, including communication with our Board of Directors, investors and industry analysts concerning financial performance. We disclose these non-GAAP measures and the related reconciliations because we believe investors use these metrics in evaluating longer-term period-over-period performance. These metrics also allow investors to better understand and evaluate the information used by management to assess operating performance.
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

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended June 30,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,364.2	$2,243.2	$121.0	5.4%	$2.7	5.3%
Used vehicle retail sales	1,453.2	1,450.6	2.6	0.2%	2.3	—%
Used vehicle wholesale sales	104.3	112.5	(8.2)	(7.3)%	0.2	(7.4)%
Total used	1,557.5	1,563.0	(5.5)	(0.4)%	2.5	(0.5)%
Parts and service sales	574.5	562.0	12.6	2.2%	0.6	2.1%
F&I, net	200.1	190.3	9.8	5.2%	0.1	5.1%
Total revenues	$4,696.4	$4,558.5	$137.9	3.0%	$5.8	2.9%
Gross profit:
New vehicle retail sales	$170.0	$201.5	$(31.4)	(15.6)%	$0.2	(15.7)%
Used vehicle retail sales	80.7	78.8	1.9	2.4%	0.1	2.3%
Used vehicle wholesale sales	(1.1)	0.9	(2.0)	NM	—	NM
Total used	79.5	79.6	(0.1)	(0.1)%	0.1	(0.3)%
Parts and service sales	316.8	304.1	12.7	4.2%	0.3	4.1%
F&I, net	200.1	190.3	9.8	5.2%	0.1	5.1%
Total gross profit	$766.5	$775.5	$(9.0)	(1.2)%	$0.7	(1.3)%
Gross margin:
New vehicle retail sales	7.2%	9.0%	(1.8)%
Used vehicle retail sales	5.6%	5.4%	0.1%
Used vehicle wholesale sales	(1.1)%	0.8%	(1.8)%
Total used	5.1%	5.1%	—%
Parts and service sales	55.1%	54.1%	1.0%
Total gross margin	16.3%	17.0%	(0.7)%
Units sold:
Retail new vehicles sold	47,661	44,740	2,921	6.5%
Retail used vehicles sold	49,260	46,764	2,496	5.3%
Wholesale used vehicles sold	11,819	10,493	1,326	12.6%
Total used	61,079	57,257	3,822	6.7%
Average sales price per unit sold:
New vehicle retail	$49,996	$50,504	$(508)	(1.0)%	$56	(1.1)%
Used vehicle retail	$29,501	$31,019	$(1,518)	(4.9)%	$46	(5.0)%
Gross profit per unit sold:
New vehicle retail sales	$3,568	$4,503	$(935)	(20.8)%	$4	(20.9)%
Used vehicle retail sales	$1,638	$1,684	$(47)	(2.8)%	$2	(2.9)%
Used vehicle wholesale sales	$(96)	$81	$(177)	NM	$—	NM
Total used	$1,302	$1,390	$(88)	(6.4)%	$2	(6.5)%
F&I PRU	$2,065	$2,080	$(15)	(0.7)%	$1	(0.8)%
Other:
SG&A expenses	$497.2	$479.9	$17.4	3.6%	$0.6	3.5%
SG&A as % gross profit	64.9%	61.9%	3.0%
Floorplan expense:
Floorplan interest expense	$24.7	$15.6	$9.0	58.0%	$—	57.8%
Less: floorplan assistance (1)	21.0	18.5	2.5	13.3%	—	13.3%
Net floorplan expense	$3.7	$(2.9)	$6.6		$—
(1) Floorplan assistance is included within Gross profit — New vehicle retail sales above and Cost of sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.
NM — Not Meaningful

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended June 30,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,126.2	$2,146.3	$(20.1)	(0.9)%	$2.7	(1.1)%
Used vehicle retail sales	1,360.4	1,382.5	(22.1)	(1.6)%	2.3	(1.8)%
Used vehicle wholesale sales	97.0	106.7	(9.8)	(9.2)%	0.2	(9.3)%
Total used	1,457.4	1,489.3	(31.9)	(2.1)%	2.5	(2.3)%
Parts and service sales	537.6	537.5	—	—%	0.6	(0.1)%
F&I, net	183.5	181.5	2.0	1.1%	0.1	1.0%
Total revenues	$4,304.5	$4,354.6	$(50.0)	(1.1)%	$5.8	(1.3)%
Gross profit:
New vehicle retail sales	$152.6	$193.8	$(41.2)	(21.3)%	$0.2	(21.4)%
Used vehicle retail sales	75.3	75.1	0.2	0.2%	0.1	0.1%
Used vehicle wholesale sales	(1.3)	0.9	(2.2)	NM	—	NM
Total used	73.9	76.0	(2.0)	(2.7)%	0.1	(2.8)%
Parts and service sales	293.2	290.1	3.0	1.0%	0.3	0.9%
F&I, net	183.5	181.5	2.0	1.1%	0.1	1.0%
Total gross profit	$703.1	$741.4	$(38.3)	(5.2)%	$0.7	(5.3)%
Gross margin:
New vehicle retail sales	7.2%	9.0%	(1.9)%
Used vehicle retail sales	5.5%	5.4%	0.1%
Used vehicle wholesale sales	(1.4)%	0.8%	(2.2)%
Total used	5.1%	5.1%	—%
Parts and service sales	54.5%	54.0%	0.6%
Total gross margin	16.3%	17.0%	(0.7)%
Units sold:
Retail new vehicles sold	42,734	42,815	(81)	(0.2)%
Retail used vehicles sold	46,170	44,562	1,608	3.6%
Wholesale used vehicles sold	10,863	9,993	870	8.7%
Total used	57,033	54,555	2,478	4.5%
Average sales price per unit sold:
New vehicle retail	$50,192	$50,512	$(320)	(0.6)%	$63	(0.8)%
Used vehicle retail	$29,465	$31,025	$(1,560)	(5.0)%	$50	(5.2)%
Gross profit per unit sold:
New vehicle retail sales	$3,570	$4,525	$(956)	(21.1)%	$5	(21.2)%
Used vehicle retail sales	$1,630	$1,685	$(55)	(3.2)%	$2	(3.4)%
Used vehicle wholesale sales	$(122)	$90	$(213)	NM	$—	NM
Total used	$1,296	$1,393	$(96)	(6.9)%	$2	(7.1)%
F&I PRU	$2,063	$2,077	$(14)	(0.7)%	$1	(0.7)%
Other:
SG&A expenses	$479.4	$464.4	$15.1	3.2%	$0.6	3.1%
SG&A as % gross profit	68.2%	62.6%	5.5%
NM — Not Meaningful

Reported Operating Data — Consolidated
(In millions, except unit data)

	Six Months Ended June 30,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$4,546.8	$4,198.9	$347.9	8.3%	$19.0	7.8%
Used vehicle retail sales	2,870.0	2,799.5	70.5	2.5%	15.7	2.0%
Used vehicle wholesale sales	210.3	224.4	(14.1)	(6.3)%	1.3	(6.8)%
Total used	3,080.3	3,023.9	56.4	1.9%	16.9	1.3%
Parts and service sales	1,150.8	1,110.3	40.4	3.6%	4.0	3.3%
F&I, net	389.0	355.4	33.6	9.4%	0.9	9.2%
Total revenues	$9,166.9	$8,688.5	$478.4	5.5%	$40.8	5.0%
Gross profit:
New vehicle retail sales	$329.6	$388.2	$(58.6)	(15.1)%	$1.4	(15.5)%
Used vehicle retail sales	162.7	155.5	7.2	4.7%	0.8	4.2%
Used vehicle wholesale sales	(2.0)	2.9	(4.9)	NM	(0.1)	NM
Total used	160.7	158.4	2.3	1.5%	0.7	1.0%
Parts and service sales	629.9	601.4	28.4	4.7%	2.3	4.4%
F&I, net	389.0	355.4	33.6	9.4%	0.9	9.2%
Total gross profit	$1,509.1	$1,503.4	$5.7	0.4%	$5.2	—%
Gross margin:
New vehicle retail sales	7.2%	9.2%	(2.0)%
Used vehicle retail sales	5.7%	5.6%	0.1%
Used vehicle wholesale sales	(1.0)%	1.3%	(2.2)%
Total used	5.2%	5.2%	—%
Parts and service sales	54.7%	54.2%	0.6%
Total gross margin	16.5%	17.3%	(0.8)%
Units sold:
Retail new vehicles sold	91,963	84,389	7,574	9.0%
Retail used vehicles sold	98,443	92,201	6,242	6.8%
Wholesale used vehicles sold	23,647	20,867	2,780	13.3%
Total used	122,090	113,068	9,022	8.0%
Average sales price per unit sold:
New vehicle retail	$49,858	$50,103	$(245)	(0.5)%	$208	(0.9)%
Used vehicle retail	$29,154	$30,363	$(1,209)	(4.0)%	$159	(4.5)%
Gross profit per unit sold:
New vehicle retail sales	$3,584	$4,600	$(1,017)	(22.1)%	$15	(22.4)%
Used vehicle retail sales	$1,653	$1,687	$(33)	(2.0)%	$8	(2.4)%
Used vehicle wholesale sales	$(86)	$137	$(223)	NM	$(2)	NM
Total used	$1,316	$1,401	$(84)	(6.0)%	$6	(6.4)%
F&I PRU	$2,043	$2,013	$30	1.5%	$5	1.3%
Other:
SG&A expenses	$973.3	$942.7	$30.6	3.3%	$4.0	2.8%
SG&A as % gross profit	64.5%	62.7%	1.8%
Floorplan expense:
Floorplan interest expense	$45.2	$28.2	$17.0	60.0%	$0.1	59.5%
Less: floorplan assistance (1)	39.3	33.1	6.3	18.9%	—	18.9%
Net floorplan expense	$5.9	$(4.8)	$10.7		$0.1
(1) Floorplan assistance is included within Gross Profit — New vehicle retail sales above and Cost of Sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.
NM — Not Meaningful

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Six Months Ended June 30,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$4,134.9	$4,042.8	$92.1	2.3%	$19.0	1.8%
Used vehicle retail sales	2,701.1	2,686.1	14.9	0.6%	15.7	—%
Used vehicle wholesale sales	196.8	212.8	(16.0)	(7.5)%	1.3	(8.1)%
Total used	2,897.9	2,898.9	(1.0)	—%	16.9	(0.6)%
Parts and service sales	1,087.0	1,063.8	23.2	2.2%	3.9	1.8%
F&I, net	358.7	340.9	17.8	5.2%	0.9	5.0%
Total revenues	$8,478.5	$8,346.3	$132.2	1.6%	$40.7	1.1%
Gross profit:
New vehicle retail sales	$299.1	$375.5	$(76.4)	(20.3)%	$1.4	(20.7)%
Used vehicle retail sales	152.7	149.7	3.1	2.0%	0.8	1.5%
Used vehicle wholesale sales	(2.4)	2.9	(5.3)	NM	(0.1)	NM
Total used	150.3	152.6	(2.3)	(1.5)%	0.7	(2.0)%
Parts and service sales	590.5	575.4	15.1	2.6%	2.2	2.2%
F&I, net	358.7	340.9	17.8	5.2%	0.9	5.0%
Total gross profit	$1,398.7	$1,444.4	$(45.7)	(3.2)%	$5.1	(3.5)%
Gross margin:
New vehicle retail sales	7.2%	9.3%	(2.1)%
Used vehicle retail sales	5.7%	5.6%	0.1%
Used vehicle wholesale sales	(1.2)%	1.4%	(2.6)%
Total used	5.2%	5.3%	(0.1)%
Parts and service sales	54.3%	54.1%	0.2%
Total gross margin	16.5%	17.3%	(0.8)%
Units sold:
Retail new vehicles sold	83,632	81,241	2,391	2.9%
Retail used vehicles sold	92,933	88,287	4,646	5.3%
Wholesale used vehicles sold	21,986	19,932	2,054	10.3%
Total used	114,919	108,219	6,700	6.2%
Average sales price per unit sold:
New vehicle retail	$49,901	$50,124	$(224)	(0.4)%	$229	(0.9)%
Used vehicle retail	$29,065	$30,425	$(1,360)	(4.5)%	$169	(5.0)%
Gross profit per unit sold:
New vehicle retail sales	$3,577	$4,622	$(1,045)	(22.6)%	$17	(23.0)%
Used vehicle retail sales	$1,643	$1,695	$(52)	(3.1)%	$8	(3.5)%
Used vehicle wholesale sales	$(111)	$145	$(256)	NM	$(3)	NM
Total used	$1,308	$1,410	$(102)	(7.2)%	$6	(7.7)%
F&I PRU	$2,031	$2,011	$21	1.0%	$5	0.8%
Other:
SG&A expenses	$956.8	$910.8	$46.1	5.1%	$4.0	4.6%
SG&A as % gross profit	68.4%	63.1%	5.4%
NM — Not Meaningful

Reported Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended June 30,
	2024	2023	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$2,009.5	$1,915.5	$94.0	4.9%
Used vehicle retail sales	1,151.9	1,139.9	12.0	1.1%
Used vehicle wholesale sales	78.4	79.8	(1.3)	(1.7)%
Total used	1,230.4	1,219.7	10.7	0.9%
Parts and service sales	497.4	491.2	6.2	1.3%
F&I, net	183.9	173.2	10.6	6.1%
Total revenues	$3,921.2	$3,799.6	$121.6	3.2%
Gross profit:
New vehicle retail sales	$144.3	$170.7	$(26.4)	(15.5)%
Used vehicle retail sales	65.8	62.0	3.8	6.2%
Used vehicle wholesale sales	1.3	1.2	0.1	4.3%
Total used	67.1	63.2	3.9	6.2%
Parts and service sales	272.5	262.6	9.9	3.8%
F&I, net	183.9	173.2	10.6	6.1%
Total gross profit	$667.7	$669.7	$(1.9)	(0.3)%
Gross margin:
New vehicle retail sales	7.2%	8.9%	(1.7)%
Used vehicle retail sales	5.7%	5.4%	0.3%
Used vehicle wholesale sales	1.6%	1.5%	0.1%
Total used	5.5%	5.2%	0.3%
Parts and service sales	54.8%	53.5%	1.3%
Total gross margin	17.0%	17.6%	(0.6)%
Units sold:
Retail new vehicles sold	39,273	36,695	2,578	7.0%
Retail used vehicles sold	38,611	36,306	2,305	6.3%
Wholesale used vehicles sold	8,964	7,436	1,528	20.5%
Total used	47,575	43,742	3,833	8.8%
Average sales price per unit sold:
New vehicle retail	$51,169	$52,201	$(1,032)	(2.0)%
Used vehicle retail	$29,834	$31,397	$(1,562)	(5.0)%
Gross profit per unit sold:
New vehicle retail sales	$3,674	$4,651	$(977)	(21.0)%
Used vehicle retail sales	$1,705	$1,707	$(2)	(0.1)%
Used vehicle wholesale sales	$141	$163	$(22)	(13.5)%
Total used	$1,410	$1,445	$(34)	(2.4)%
F&I PRU	$2,361	$2,373	$(12)	(0.5)%
Other:
SG&A expenses	$417.6	$403.7	$13.9	3.4%
SG&A as % gross profit	62.5%	60.3%	2.3%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended June 30,
	2024	2023	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,771.5	$1,818.6	$(47.1)	(2.6)%
Used vehicle retail sales	1,059.1	1,071.8	(12.7)	(1.2)%
Used vehicle wholesale sales	71.1	74.0	(2.9)	(4.0)%
Total used	1,130.2	1,145.9	(15.7)	(1.4)%
Parts and service sales	463.3	469.5	(6.2)	(1.3)%
F&I, net	167.2	164.4	2.8	1.7%
Total revenues	$3,532.3	$3,598.5	$(66.2)	(1.8)%
Gross profit:
New vehicle retail sales	$126.8	$163.0	$(36.2)	(22.2)%
Used vehicle retail sales	60.4	58.3	2.1	3.7%
Used vehicle wholesale sales	1.1	1.3	(0.2)	(15.1)%
Total used	61.5	59.6	1.9	3.3%
Parts and service sales	250.1	249.9	0.2	0.1%
F&I, net	167.2	164.4	2.8	1.7%
Total gross profit	$605.6	$636.9	$(31.3)	(4.9)%
Gross margin:
New vehicle retail sales	7.2%	9.0%	(1.8)%
Used vehicle retail sales	5.7%	5.4%	0.3%
Used vehicle wholesale sales	1.5%	1.7%	(0.2)%
Total used	5.4%	5.2%	0.2%
Parts and service sales	54.0%	53.2%	0.8%
Total gross margin	17.1%	17.7%	(0.6)%
Units sold:
Retail new vehicles sold	34,346	34,770	(424)	(1.2)%
Retail used vehicles sold	35,521	34,104	1,417	4.2%
Wholesale used vehicles sold	8,008	6,936	1,072	15.5%
Total used	43,529	41,040	2,489	6.1%
Average sales price per unit sold:
New vehicle retail	$51,578	$52,304	$(726)	(1.4)%
Used vehicle retail	$29,817	$31,429	$(1,612)	(5.1)%
Gross profit per unit sold:
New vehicle retail sales	$3,692	$4,687	$(995)	(21.2)%
Used vehicle retail sales	$1,701	$1,710	$(8)	(0.5)%
Used vehicle wholesale sales	$134	$182	$(48)	(26.5)%
Total used	$1,413	$1,451	$(38)	(2.6)%
F&I PRU	$2,393	$2,387	$5	0.2%
Other:
SG&A expenses	$401.2	$388.6	$12.6	3.3%
SG&A as % gross profit	66.3%	61.0%	5.2%

U.S. Region — Three Months Ended June 30, 2024 Compared to 2023
Revenues
Total revenues in the U.S. during the Current Quarter increased $121.6 million, or 3.2%, as compared to the three months ended June 30, 2023 (“Prior Year Quarter”), driven by the acquisition of stores, partially offset by lower same store revenues.
Total same store revenues in the U.S. during the Current Quarter decreased $66.2 million, or 1.8%, as compared to the Prior Year Quarter. This decrease was driven by lower revenues from new vehicle retail, used vehicle retail and wholesale, and parts and service, partially offset by higher F&I. The CDK Incident contributed to lower same store sales during the limited period of the CDK outage.
New vehicle retail same store revenues underperformed the Prior Year Quarter, driven by lower pricing, coupled with less units sold. Manufacturer vehicle deliveries increased in the Current Quarter and as a result, our inventory levels were higher than the Prior Year Quarter. Higher new vehicle supply compared to the Prior Year Quarter created downward pressure on pricing and margins. We ended the Current Quarter with a U.S. new vehicle inventory supply of 62 days, 35 days higher than the Prior Year Quarter.
Used vehicle retail same store revenues underperformed the Prior Year Quarter, primarily driven by lower used vehicle retail pricing, partially offset by more units sold.. Improved new vehicle supply, impacts from inflation reducing the disposable income of our customers and higher interest rates increasing the monthly cost of financing vehicles continued to create downward pricing pressure.
Parts and service same store revenues underperformed the Prior Year Quarter, driven by decreases in collision and wholesale revenues, partially offset by an increase in warranty revenues.
F&I same store revenues outperformed the Prior Year Quarter, primarily driven by higher same store used vehicle units sold, coupled with higher same store F&I gross profit per unit sold. Penetration rates for vehicle service contracts, new vehicle finance and other F&I products improved, contributing to the higher same store F&I gross profit per unit sold. OEM incentives have increased in the Current Quarter, leading to the improved new vehicle F&I penetration.
Gross Profit
Total gross profit in the U.S. during the Current Quarter decreased $1.9 million, or 0.3%, as compared to the Prior Year Quarter, driven by lower same store gross profit, partially offset by the acquisition of stores.
Total same store gross profit in the U.S. during the Current Quarter decreased $31.3 million, or 4.9%, as compared to the Prior Year Quarter, primarily driven by downward pressures on new vehicle margins.
New vehicle retail same store gross profit underperformed the Prior Year Quarter, driven by a decrease in same store gross profit per unit sold, coupled with a decrease in same store units sold. The decrease in same store gross profit per unit is due to higher deliveries from our OEMs and increasing inventory levels of new vehicles as described above.
Used vehicle retail same store gross profit outperformed the Prior Year Quarter, primarily driven by higher same store units sold. Our used vehicle wholesale same store gross profit underperformed the Prior Year Quarter, driven by a decrease in same store gross profit per unit sold, partially offset by an increase in same store units sold.
Parts and service same store gross profit slightly increased compared to the Prior Year Quarter, due to the change in mix of business activities.
F&I same store gross profit, outperformed the Prior Year, as described above for F&I same store revenues.
Total same store gross margin in the U.S. decreased 55 basis points, primarily driven by an underperformance in new vehicle retail for the reasons described above for same store gross profit per unit sold for new vehicle retail. This underperformance was partially offset by a slight improvement in parts and service gross margin due to the change in mix of business activities as described above in parts and service same store revenues.
SG&A Expenses
SG&A as a percentage of gross profit increased 226 basis points and increased 524 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.S. during the Current Quarter increased $13.9 million, or 3.4%, as compared to the Prior Year Quarter, primarily driven by higher same store SG&A expenses. Total same store SG&A expenses in the U.S. during the Current Quarter, increased $12.6 million, or 3.3%, as compared to the Prior Year Quarter, primarily driven by increased activity related to information technology equipment and services, advertising expenses, insurance expenses, loaner car and related expenses and legal fees. SG&A expenses also included $5.9 million in pre-tax one-time compensation payments to retain our field employees during the CDK Incident.

Reported Operating Data — U.S.
(In millions, except unit data)

	Six Months Ended June 30,
	2024	2023	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$3,809.4	$3,524.1	$285.3	8.1%
Used vehicle retail sales	2,251.4	2,170.0	81.4	3.8%
Used vehicle wholesale sales	158.3	162.1	(3.8)	(2.3)%
Total used	2,409.7	2,332.1	77.6	3.3%
Parts and service sales	992.6	965.0	27.6	2.9%
F&I, net	355.2	320.8	34.4	10.7%
Total revenues	$7,566.9	$7,142.0	$424.9	5.9%
Gross profit:
New vehicle retail sales	$276.2	$324.8	$(48.6)	(15.0)%
Used vehicle retail sales	132.4	121.8	10.7	8.8%
Used vehicle wholesale sales	2.7	3.4	(0.8)	(22.4)%
Total used	135.1	125.2	9.9	7.9%
Parts and service sales	540.3	516.4	23.9	4.6%
F&I, net	355.2	320.8	34.4	10.7%
Total gross profit	$1,306.8	$1,287.2	$19.6	1.5%
Gross margin:
New vehicle retail sales	7.2%	9.2%	(2.0)%
Used vehicle retail sales	5.9%	5.6%	0.3%
Used vehicle wholesale sales	1.7%	2.1%	(0.4)%
Total used	5.6%	5.4%	0.2%
Parts and service sales	54.4%	53.5%	0.9%
Total gross margin	17.3%	18.0%	(0.8)%
Units sold:
Retail new vehicles sold	74,614	67,578	7,036	10.4%
Retail used vehicles sold	76,496	70,746	5,750	8.1%
Wholesale used vehicles sold	18,052	14,916	3,136	21.0%
Total used	94,548	85,662	8,886	10.4%
Average sales price per unit sold:
New vehicle retail	$51,054	$52,148	$(1,094)	(2.1)%
Used vehicle retail	$29,431	$30,672	$(1,241)	(4.0)%
Gross profit per unit sold:
New vehicle retail sales	$3,701	$4,806	$(1,105)	(23.0)%
Used vehicle retail sales	$1,731	$1,721	$10	0.6%
Used vehicle wholesale sales	$148	$231	$(83)	(35.9)%
Total used	$1,429	$1,462	$(33)	(2.2)%
F&I PRU	$2,351	$2,320	$31	1.4%
Other:
SG&A expenses	$812.5	$792.4	$20.1	2.5%
SG&A as % gross profit	62.2%	61.6%	0.6%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Six Months Ended June 30,
	2024	2023	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$3,397.5	$3,368.1	$29.5	0.9%
Used vehicle retail sales	2,082.5	2,056.6	25.9	1.3%
Used vehicle wholesale sales	144.8	150.5	(5.7)	(3.8)%
Total used	2,227.3	2,207.1	20.2	0.9%
Parts and service sales	934.6	924.2	10.5	1.1%
F&I, net	324.9	306.3	18.6	6.1%
Total revenues	$6,884.4	$6,805.6	$78.8	1.2%
Gross profit:
New vehicle retail sales	$245.7	$312.1	$(66.3)	(21.3)%
Used vehicle retail sales	122.4	115.9	6.5	5.6%
Used vehicle wholesale sales	2.3	3.5	(1.2)	(34.8)%
Total used	124.7	119.4	5.3	4.4%
Parts and service sales	503.7	493.0	10.6	2.2%
F&I, net	324.9	306.3	18.6	6.1%
Total gross profit	$1,199.0	$1,230.8	$(31.8)	(2.6)%
Gross margin:
New vehicle retail sales	7.2%	9.3%	(2.0)%
Used vehicle retail sales	5.9%	5.6%	0.2%
Used vehicle wholesale sales	1.6%	2.3%	(0.7)%
Total used	5.6%	5.4%	0.2%
Parts and service sales	53.9%	53.3%	0.5%
Total gross margin	17.4%	18.1%	(0.7)%
Units sold:
Retail new vehicles sold	66,283	64,430	1,853	2.9%
Retail used vehicles sold	70,986	66,832	4,154	6.2%
Wholesale used vehicles sold	16,391	13,981	2,410	17.2%
Total used	87,377	80,813	6,564	8.1%
Average sales price per unit sold:
New vehicle retail	$51,258	$52,275	$(1,017)	(1.9)%
Used vehicle retail	$29,336	$30,773	$(1,436)	(4.7)%
Gross profit per unit sold:
New vehicle retail sales	$3,707	$4,844	$(1,136)	(23.5)%
Used vehicle retail sales	$1,724	$1,735	$(10)	(0.6)%
Used vehicle wholesale sales	$138	$249	$(111)	(44.4)%
Total used	$1,427	$1,478	$(51)	(3.4)%
F&I PRU	$2,367	$2,333	$34	1.4%
Other:
SG&A expenses	$798.8	$762.1	$36.8	4.8%
SG&A as % gross profit	66.6%	61.9%	4.7%

U.S. Region — Six Months Ended June 30, 2024 Compared to 2023
Revenues
Total revenues in the U.S. during the Current Year increased $424.9 million, or 5.9%, as compared to the same period in 2023 (“Prior Year”), driven by the acquisition of stores and higher same store revenues.
Total same store revenues in the U.S. during the Current Year increased $78.8 million, or 1.2%, as compared to the Prior Year. This increase was driven by higher revenues from new vehicle retail, used vehicle retail, parts and service and F&I. The CDK Incident contributed to lower same store sales during the limited period of the CDK outage.
New vehicle retail same store revenues outperformed the Prior Year, driven by more units sold, partially offset by lower pricing. Manufacturer vehicle deliveries were increased in the Current Year and as a result, our inventory levels were higher than the Prior Year, providing for the increase in units sold. Higher new vehicle supply compared to the Prior Year created downward pressure on pricing and margins. We ended the Current Year with a U.S. new vehicle inventory supply of 62 days, 35 days higher than the Prior Year.
Used vehicle retail same store revenues outperformed the Prior Year, driven by more units sold, partially offset by lower pricing. Improved new vehicle supply, impacts from inflation reducing the disposable income of our customers and higher interest rates increasing the monthly cost of financing vehicles continued to create downward pricing pressure.
Parts and service same store revenues outperformed the Prior Year, driven by increases in warranty and customer pay revenues, partially offset by decreases in collision and wholesale revenues. This outperformance reflects increased business activity and increased same store technician headcount through our technician recruiting and retention efforts, providing greater capacity to meet increased demand.
F&I same store revenues outperformed the Prior Year, primarily driven by higher same store new and used vehicle units sold, coupled with higher same store F&I gross profit per unit sold. Penetration rates for vehicle service contracts, new vehicle finance and other F&I products improved, contributing to the higher same store F&I gross profit per unit sold. OEM incentives have increased in the Current Year, leading to the improved new vehicle F&I penetration.
Gross Profit
Total gross profit in the U.S. during the Current Year increased $19.6 million, or 1.5%, as compared to the Prior Year, primarily driven by the acquisition of stores, partially offset by lower same store gross profit.
Total same store gross profit in the U.S. during the Current Year decreased $31.8 million, or 2.6%, as compared to the Prior Year, primarily driven by downward pressures on new vehicle margins, partially offset by increases from used vehicle retail, F&I and parts and service.
New vehicle retail same store gross profit underperformed the Prior Year, driven by a decrease in new vehicle retail same store gross profit per unit sold, partially offset by an increase in units sold. The decrease in new vehicle retail same store gross profit per unit is due to higher deliveries from our OEMs, leading to increasing inventory levels of new vehicles as described above.
Used vehicle retail same store gross profit outperformed the Prior Year, primarily driven by higher same store used vehicle retail units sold.
Parts and service same store gross profit outperformed the Prior Year, as described above for same store revenues.
F&I same store gross profit, outperformed the Prior Year, as described above for F&I same store revenues.
Total same store gross margin in the U.S. decreased 67 basis points, primarily driven by an underperformance in new vehicle retail, for the reasons described above for same store gross profit per unit sold for new vehicle retail. This underperformance was partially offset by an improvement in parts and service gross margin as described above for parts and service same store revenues.
SG&A Expenses
SG&A as a percentage of gross profit increased 62 basis points and increased 471 basis points on an as reported and same store basis, respectively, compared to the Prior Year.

Total SG&A expenses in the U.S. during the Current Year increased $20.1 million, or 2.5%, as compared to the Prior Year, primarily driven by higher same store SG&A expenses, partially offset by lower SG&A expenses from store dispositions. Total same store SG&A expenses in the U.S. during the Current Year increased $36.8 million, or 4.8%, as compared to the Prior Year, primarily driven by increased activity related to employee-related costs, outside services and professional fees, information technology equipment and related services, loaner car and related expenses, advertising expenses, insurance expenses and legal fees. SG&A expenses also included $5.9 million in pre-tax one-time compensation payments to retain our field employees during the CDK Incident.

Reported Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended June 30,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$354.6	$327.6	$27.0	8.2%	$2.7	7.4%
Used vehicle retail sales	301.3	310.7	(9.4)	(3.0)%	2.3	(3.8)%
Used vehicle wholesale sales	25.9	32.7	(6.8)	(20.9)%	0.2	(21.4)%
Total used	327.1	343.4	(16.2)	(4.7)%	2.5	(5.4)%
Parts and service sales	77.1	70.8	6.3	9.0%	0.6	8.1%
F&I, net	16.3	17.1	(0.8)	(4.7)%	0.1	(5.4)%
Total revenues	$775.2	$758.9	$16.3	2.1%	$5.8	1.4%
Gross profit:
New vehicle retail sales	$25.7	$30.8	$(5.1)	(16.4)%	$0.2	(17.1)%
Used vehicle retail sales	14.8	16.8	(1.9)	(11.6)%	0.1	(12.3)%
Used vehicle wholesale sales	(2.4)	(0.4)	(2.0)	NM	—	NM
Total used	12.4	16.4	(4.0)	(24.3)%	0.1	(25.0)%
Parts and service sales	44.4	41.5	2.8	6.8%	0.3	6.0%
F&I, net	16.3	17.1	(0.8)	(4.7)%	0.1	(5.4)%
Total gross profit	$98.8	$105.8	$(7.0)	(6.6)%	$0.7	(7.3)%
Gross margin:
New vehicle retail sales	7.3%	9.4%	(2.1)%
Used vehicle retail sales	4.9%	5.4%	(0.5)%
Used vehicle wholesale sales	(9.3)%	(1.1)%	(8.2)%
Total used	3.8%	4.8%	(1.0)%
Parts and service sales	57.5%	58.7%	(1.2)%
Total gross margin	12.7%	13.9%	(1.2)%
Units sold:
Retail new vehicles sold	8,388	8,045	343	4.3%
Retail used vehicles sold	10,649	10,458	191	1.8%
Wholesale used vehicles sold	2,855	3,057	(202)	(6.6)%
Total used	13,504	13,515	(11)	(0.1)%
Average sales price per unit sold:
New vehicle retail	$44,235	$42,416	$1,818	4.3%	$332	3.5%
Used vehicle retail	$28,293	$29,708	$(1,416)	(4.8)%	$215	(5.5)%
Gross profit per unit sold:
New vehicle retail sales	$3,069	$3,829	$(759)	(19.8)%	$24	(20.5)%
Used vehicle retail sales	$1,392	$1,604	$(211)	(13.2)%	$11	(13.8)%
Used vehicle wholesale sales	$(842)	$(119)	$(723)	NM	$1	NM
Total used	$920	$1,214	$(294)	(24.2)%	$9	(24.9)%
F&I PRU	$855	$923	$(68)	(7.3)%	$7	(8.1)%
Other:
SG&A expenses	$79.6	$76.1	$3.4	4.5%	$0.6	3.7%
SG&A as % gross profit	80.5%	71.9%	8.6%
NM — Not Meaningful

Same Store Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended June 30,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$354.6	$327.6	$27.0	8.2%	$2.7	7.4%
Used vehicle retail sales	301.3	310.7	(9.4)	(3.0)%	2.3	(3.8)%
Used vehicle wholesale sales	25.9	32.7	(6.8)	(20.9)%	0.2	(21.4)%
Total used	327.1	343.4	(16.2)	(4.7)%	2.5	(5.4)%
Parts and service sales	74.2	68.0	6.2	9.2%	0.6	8.3%
F&I, net	16.3	17.1	(0.8)	(4.7)%	0.1	(5.4)%
Total revenues	$772.3	$756.1	$16.2	2.1%	$5.8	1.4%
Gross profit:
New vehicle retail sales	$25.7	$30.8	$(5.1)	(16.4)%	$0.2	(17.1)%
Used vehicle retail sales	14.8	16.8	(1.9)	(11.6)%	0.1	(12.3)%
Used vehicle wholesale sales	(2.4)	(0.4)	(2.0)	NM	—	NM
Total used	12.4	16.4	(4.0)	(24.3)%	0.1	(25.0)%
Parts and service sales	43.0	40.2	2.8	7.1%	0.3	6.3%
F&I, net	16.3	17.1	(0.8)	(4.7)%	0.1	(5.4)%
Total gross profit	$97.5	$104.5	$(7.0)	(6.7)%	$0.7	(7.4)%
Gross margin:
New vehicle retail sales	7.3%	9.4%	(2.1)%
Used vehicle retail sales	4.9%	5.4%	(0.5)%
Used vehicle wholesale sales	(9.3)%	(1.1)%	(8.2)%
Total used	3.8%	4.8%	(1.0)%
Parts and service sales	58.0%	59.1%	(1.1)%
Total gross margin	12.6%	13.8%	(1.2)%
Units sold:
Retail new vehicles sold	8,388	8,045	343	4.3%
Retail used vehicles sold	10,649	10,458	191	1.8%
Wholesale used vehicles sold	2,855	3,057	(202)	(6.6)%
Total used	13,504	13,515	(11)	(0.1)%
Average sales price per unit sold:
New vehicle retail	$44,235	$42,416	$1,818	4.3%	$332	3.5%
Used vehicle retail	$28,293	$29,708	$(1,416)	(4.8)%	$215	(5.5)%
Gross profit per unit sold:
New vehicle retail sales	$3,069	$3,829	$(759)	(19.8)%	$24	(20.5)%
Used vehicle retail sales	$1,392	$1,604	$(211)	(13.2)%	$11	(13.8)%
Used vehicle wholesale sales	$(842)	$(119)	$(723)	NM	$1	NM
Total used	$920	$1,214	$(294)	(24.2)%	$9	(24.9)%
F&I PRU	$855	$923	$(68)	(7.3)%	$7	(8.0)%
Other:
SG&A expenses	$78.2	$75.8	$2.4	3.2%	$0.6	2.4%
SG&A as % gross profit	80.2%	72.5%	7.7%
NM — Not Meaningful

U.K. Region — Three Months Ended June 30, 2024 Compared to 2023
Retail new vehicle units sold include new vehicle agency units. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold for new vehicles as only the sales commission is reported within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.266 at June 30, 2023, to £1 to $1.265 at June 30, 2024, or a decrease in the value of the GBP of 0.1%.
Revenues
Total revenues in the U.K. during the Current Quarter increased $16.3 million, or 2.1%, as compared to the Prior Year Quarter.
Total same store revenues in the U.K. during the Current Quarter increased $16.2 million, or 2.1%, as compared to the Prior Year Quarter, primarily driven by outperformances in new vehicle retail sales and parts and service, partially offset by lower used vehicle sales and F&I. On a constant currency basis, revenues increased 1.4%, for the same reasons.
New vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by more units sold, coupled with higher pricing. The shortage of new vehicle inventory, compared to pre-COVID-19 pandemic levels, despite recent manufacturers’ production improvements, drove strong pricing. We ended the Current Quarter with a U.K. new vehicle inventory supply of 35 days, six days higher than the Prior Year Quarter.
Used vehicle retail same store revenues, on a constant currency basis, underperformed the Prior Year Quarter, primarily driven by lower used vehicle retail pricing on a constant currency basis.
Used vehicle wholesale same store revenues, on a constant currency basis, underperformed the Prior Year Quarter, primarily driven by a decrease in wholesale used vehicle units sold.
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
F&I same store revenues, on a constant currency basis, underperformed the Prior Year Quarter, primarily driven by decreases in income per contract for retail finance fees and service contracts.
Gross Profit
Total gross profit in the U.K. during the Current Quarter decreased $7.0 million, or 6.6%, as compared to the Prior Year Quarter.
Total same store gross profit in the U.K. during the Current Quarter decreased $7.0 million, or 6.7%, as compared to the Prior Year Quarter. On a constant currency basis, total same store gross profit decreased 7.4%, driven by downward pressures on margins for all lines of business.
New vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year, primarily due to a decrease in new vehicle retail gross profit per unit sold, partially offset by an increase units sold, as a result of the increase in new vehicle production as described above generating downward pressure on new vehicle margins.
Used vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year Quarter, driven by a decrease in used vehicle retail same store gross profit per unit sold, partially offset by a slight increase in units sold.
Parts and service same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, driven by increases in parts and service same store revenues, as discussed above.
F&I same store gross profit, on a constant currency basis, underperformed the Prior Year Quarter, as described above in F&I same store revenues.
Total same store gross margin in the U.K. decreased 120 basis points, driven by margin declines for all lines of business, caused by inflationary impacts.

SG&A Expenses
SG&A as a percentage of gross profit increased by 859 and 767 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.K. during the Current Quarter increased $3.4 million, or 4.5%, as compared to the Prior Year Quarter. Total same store SG&A expenses in the U.K. during the Current Quarter increased $2.4 million, or 3.2%, as compared to the Prior Year Quarter. On a constant currency basis, total same store SG&A expenses increased 2.4%. These increases were primarily driven by increased legal fees associated with the pending acquisition of Inchcape plc, coupled with increased advertising expenses and demonstration and loaner car and related expenses, offset by lower employee related costs compared to the Prior Year Quarter.

Reported Operating Data — U.K.
(In millions, except unit data)

	Six Months Ended June 30,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$737.4	$674.8	$62.6	9.3%	$19.0	6.5%
Used vehicle retail sales	618.6	629.5	(10.9)	(1.7)%	15.7	(4.2)%
Used vehicle wholesale sales	52.0	62.3	(10.3)	(16.5)%	1.3	(18.5)%
Total used	670.6	691.8	(21.2)	(3.1)%	16.9	(5.5)%
Parts and service sales	158.2	145.3	12.9	8.9%	4.0	6.1%
F&I, net	33.8	34.6	(0.8)	(2.4)%	0.9	(4.8)%
Total revenues	$1,600.0	$1,546.5	$53.4	3.5%	$40.8	0.8%
Gross profit:
New vehicle retail sales	$53.4	$63.4	$(10.0)	(15.8)%	$1.4	(18.0)%
Used vehicle retail sales	30.3	33.7	(3.4)	(10.2)%	0.8	(12.4)%
Used vehicle wholesale sales	(4.7)	(0.6)	(4.1)	NM	(0.1)	NM
Total used	25.6	33.1	(7.6)	(22.8)%	0.7	(24.9)%
Parts and service sales	89.6	85.1	4.5	5.3%	2.3	2.6%
F&I, net	33.8	34.6	(0.8)	(2.4)%	0.9	(4.8)%
Total gross profit	$202.3	$216.2	$(13.9)	(6.4)%	$5.2	(8.8)%
Gross margin:
New vehicle retail sales	7.2%	9.4%	(2.2)%
Used vehicle retail sales	4.9%	5.4%	(0.5)%
Used vehicle wholesale sales	(9.1)%	(0.9)%	(8.1)%
Total used	3.8%	4.8%	(1.0)%
Parts and service sales	56.6%	58.5%	(1.9)%
Total gross margin	12.6%	14.0%	(1.3)%
Units sold:
Retail new vehicles sold	17,349	16,811	538	3.2%
Retail used vehicles sold	21,947	21,455	492	2.3%
Wholesale used vehicles sold	5,595	5,951	(356)	(6.0)%
Total used	27,542	27,406	136	0.5%
Average sales price per unit sold:
New vehicle retail	$44,459	$41,566	$2,893	7.0%	$1,145	4.2%
Used vehicle retail	$28,185	$29,341	$(1,155)	(3.9)%	$715	(6.4)%
Gross profit per unit sold:
New vehicle retail sales	$3,078	$3,772	$(694)	(18.4)%	$80	(20.5)%
Used vehicle retail sales	$1,381	$1,572	$(192)	(12.2)%	$35	(14.4)%
Used vehicle wholesale sales	$(842)	$(99)	$(743)	NM	$(10)	NM
Total used	$929	$1,209	$(280)	(23.2)%	$26	(25.3)%
F&I PRU	$859	$904	$(44)	(4.9)%	$22	(7.3)%
Other:
SG&A expenses	$160.8	$150.3	$10.5	7.0%	$4.0	4.3%
SG&A as % gross profit	79.5%	69.5%	10.0%
NM — Not Meaningful

Same Store Operating Data — U.K.
(In millions, except unit data)

	Six Months Ended June 30,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$737.4	$674.8	$62.6	9.3%	$19.0	6.5%
Used vehicle retail sales	618.6	629.5	(10.9)	(1.7)%	15.7	(4.2)%
Used vehicle wholesale sales	52.0	62.3	(10.3)	(16.5)%	1.3	(18.5)%
Total used	670.6	691.8	(21.2)	(3.1)%	16.9	(5.5)%
Parts and service sales	152.4	139.6	12.8	9.1%	3.9	6.3%
F&I, net	33.8	34.6	(0.8)	(2.3)%	0.9	(4.8)%
Total revenues	$1,594.1	$1,540.8	$53.3	3.5%	$40.7	0.8%
Gross profit:
New vehicle retail sales	$53.4	$63.4	$(10.0)	(15.8)%	$1.4	(18.0)%
Used vehicle retail sales	30.3	33.7	(3.4)	(10.1)%	0.8	(12.4)%
Used vehicle wholesale sales	(4.7)	(0.6)	(4.1)	NM	(0.1)	NM
Total used	25.6	33.1	(7.5)	(22.8)%	0.7	(24.9)%
Parts and service sales	86.9	82.4	4.5	5.4%	2.2	2.7%
F&I, net	33.8	34.6	(0.8)	(2.3)%	0.9	(4.8)%
Total gross profit	$199.6	$213.5	$(13.9)	(6.5)%	$5.1	(8.9)%
Gross margin:
New vehicle retail sales	7.2%	9.4%	(2.2)%
Used vehicle retail sales	4.9%	5.4%	(0.5)%
Used vehicle wholesale sales	(9.1)%	(0.9)%	(8.1)%
Total used	3.8%	4.8%	(1.0)%
Parts and service sales	57.0%	59.0%	(2.0)%
Total gross margin	12.5%	13.9%	(1.3)%
Units sold:
Retail new vehicles sold	17,349	16,811	538	3.2%
Retail used vehicles sold	21,947	21,455	492	2.3%
Wholesale used vehicles sold	5,595	5,951	(356)	(6.0)%
Total used	27,542	27,406	136	0.5%
Average sales price per unit sold:
New vehicle retail	$44,459	$41,566	$2,893	7.0%	$1,145	4.2%
Used vehicle retail	$28,185	$29,341	$(1,155)	(3.9)%	$715	(6.4)%
Gross profit per unit sold:
New vehicle retail sales	$3,078	$3,772	$(694)	(18.4)%	$80	(20.5)%
Used vehicle retail sales	$1,381	$1,572	$(191)	(12.1)%	$35	(14.4)%
Used vehicle wholesale sales	$(842)	$(99)	$(743)	NM	$(10)	NM
Total used	$930	$1,209	$(280)	(23.1)%	$26	(25.3)%
F&I PRU	$859	$904	$(44)	(4.9)%	$22	(7.3)%
Other:
SG&A expenses	$158.0	$148.7	$9.3	6.2%	$4.0	3.6%
SG&A as % gross profit	79.2%	69.7%	9.5%
NM — Not Meaningful

U.K. Region — Six Months Ended June 30, 2024 Compared to 2023
Retail new vehicle units sold include new vehicle agency units. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold for new vehicles as only the sales commission is reported within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.266 at June 30, 2023, to £1 to $1.265 at June 30, 2024, or a decrease in the value of the GBP of 0.1%.
Revenues
Total revenues in the U.K. during the Current Year increased $53.4 million, or 3.5%, as compared to the Prior Year.
Total same store revenues in the U.K. during the Current Year increased $53.3 million, or 3.5%, as compared to the Prior Year, primarily driven by outperformances in new vehicle retail sales and parts and service, partially offset by lower used vehicle sales and F&I. On a constant currency basis, same store revenues increased 0.8%, primarily driven by an outperformance in new vehicle retail sales and parts and service.
New vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year, driven by more units sold, coupled with higher pricing. The shortage of new vehicle inventory, compared to pre-COVID-19 pandemic levels, despite recent manufacturers’ production improvements, drove strong pricing. We ended the Current Year with a U.K. new vehicle inventory supply of 35 days, six days higher than the Prior Year.
Used vehicle retail same store revenues, on a constant currency basis, underperformed the Prior Year, primarily driven by lower used vehicle retail pricing on a constant currency basis, partially offset by more units sold.
Used vehicle wholesale same store revenues, on a constant currency basis, underperformed the Prior Year, primarily driven by a decrease in wholesale used vehicle units sold.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year, driven by increases in customer pay, warranty and wholesale revenues reflecting increased business activity. We have invested in improvements to our U.K. customer contact center, streamlining operations to make scheduling appointments easier for customers, resulting in an increase in parts and service activity driving an increase in revenues as compared to the Prior Year.
F&I, net same store revenues, on a constant currency basis, underperformed the Prior Year, primarily driven by decreases in income per contract for retail finance fees and service contracts.
Gross Profit
Total gross profit in the U.K. during the Current Year decreased $13.9 million, or 6.4%, as compared to the Prior Year Quarter.
Total same store gross profit in the U.K. during the Current Year decreased $13.9 million, or 6.5%, as compared to the Prior Year. On a constant currency basis, total same store gross profit decreased 8.9%, driven by downward pressures on margins for all lines of business.
New vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year, primarily due to decrease in new vehicle retail gross profit per unit sold, partially offset by an increase in units sold, as a result of the increase in vehicle inventory production as described above generating downward pressure on new vehicle margins.
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
F&I same store gross profit, on a constant currency basis, modestly underperformed the Prior Year, as described above in F&I same store revenues.
Total same store gross margin in the U.K. decreased 134 basis points, driven by margin declines for all lines of business caused by inflationary impacts.

SG&A Expenses
SG&A as a percentage of gross profit increased by 997 and 951 basis points on an as reported and same store basis, respectively, compared to the Prior Year.
Total SG&A expenses in the U.K. during the Current Year increased $10.5 million, or 7.0%, as compared to the Prior Year. Total same store SG&A expenses in the U.K. during the Current Year increased $9.3 million, or 6.2%, as compared to the Prior Year. On a constant currency basis, total same store SG&A expenses increased 3.6%. These increases were primarily driven by increased legal fees associated with the pending acquisition of Inchcape plc, coupled with increased demonstration and loaner car and related expenses, advertising expenses and employee related costs compared to the Prior Year.
Consolidated Selected Comparisons — Six Months Ended June 30, 2024 Compared to 2023
The following table (in millions) and discussion of our results of operations are on a consolidated basis, unless otherwise noted.

	Three Months Ended June 30,
	2024	2023	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$28.2	$23.1	$5.1	22.1%
Floorplan interest expense	$24.7	$15.6	$9.0	58.0%
Other interest expense, net	$33.4	$25.9	$7.4	28.7%
Provision for income taxes	$45.2	$57.6	$(12.4)	(21.6)%

	Six Months Ended June 30,
	2024	2023	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$52.0	$45.5	$6.5	14.2%
Floorplan interest expense	$45.2	$28.2	$17.0	60.0%
Other interest expense, net	$62.7	$45.6	$17.1	37.5%
Provision for income taxes	$91.0	$105.2	$(14.2)	(13.5)%
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
Total floorplan interest expense during the Current Quarter, increased $9.0 million, or 58.0%, as compared to the Prior Year Quarter. For the Current Year, floorplan interest expense increased $17.0 million, or 60.0%, as compared to the Prior Year. The increase in floorplan interest expense during the Current Quarter and Current Year was driven primarily by an increase in inventories added to our floorplan due to improvements in manufacturer production as well as acquisitions, partially offset by realized gains on our interest rate swap portfolio due to increases in corresponding interest rates.
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
Other interest expense, net during the Current Quarter, increased $7.4 million, or 28.7%, as compared to the Prior Year Quarter. For the Current Year, other interest expense, net, increased $17.1 million, or 37.5%, as compared to the Prior Year. The increase in other interest expense, net during the Current Quarter and Current Year was primarily attributable to increased borrowings on the Acquisition Line, additional real estate related debt in our U.S. region and higher rates interest on existing borrowings. Additionally, the difference in the Current Year was partly due to a decrease in the gain recognized on the de-designation of mortgage interest rate swaps as compared to the Prior Year of approximately $3.8 million. Refer to Note 8. Debt within our Notes to Condensed Consolidated Financial Statements for additional discussion of our debt. Refer to Note 6. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements for additional discussion of the de-designation of the mortgage interest rate swap.
Provision for Income Taxes
Provision for income taxes of $45.2 million during the Current Quarter decreased by $12.4 million, or 21.6%, as compared to the Prior Year Quarter. For the Current Year, our provision for income taxes of $91.0 million decreased by $14.2 million or 13.5%, as compared to the Prior Year. The tax expense decrease in the Current Quarter and Current Year, as compared to the Prior Year Quarter and Prior Year, was primarily due to lower pre-tax book income. Our Current Quarter effective tax rate of 24.7% was lower than the Prior Year Quarter’s effective tax rate of 25.3%. The tax rate decrease was primarily due to the mix of earnings in the Current Quarter compared to the Prior Year Quarter.
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
Available Liquidity Resources
We had the following sources of liquidity available (in millions):

June 30, 2024
Cash and cash equivalents	$64.4
Floorplan offset accounts	94.1
Available capacity under Acquisition Line	485.8
Total liquidity	$644.3
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
The following table reconciles cash flows on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Six Months Ended June 30,
	2024	2023	% Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$129.8	$239.0	(45.7)%
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisitions and dispositions	195.7	143.4
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	(23.8)	4.3
Adjusted net cash provided by operating activities	$301.7	$386.7	(22.0)%
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$(669.0)	$(369.1)	(81.2)%
Change in cash paid for acquisitions, associated with Floorplan notes payable	50.3	64.9
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(25.3)	(20.7)
Adjusted net cash used in investing activities	$(644.0)	$(324.9)	(98.2)%
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities:	$546.4	$103.0	430.6%
Change in Floorplan notes payable, excluding floorplan offset	(197.0)	(191.9)
Adjusted net cash provided by (used in) financing activities	$349.4	$(88.9)	493.1%
Sources and Uses of Liquidity from Operating Activities — Six Months Ended June 30, 2024 Compared to 2023
For the Current Year, net cash provided by operating activities decreased by $109.2 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash provided by operating activities decreased by $84.9 million. The decrease on an adjusted basis was primarily driven by an $81.7 million decrease in accounts payable and accrued expenses, a $45.2 million increase in inventory levels and a $42.9 million decrease in net income, partially offset by a $111.8 million increase in floorplan notes payable — manufacturer affiliates.
Sources and Uses of Liquidity from Investing Activities — Six Months Ended June 30, 2024 Compared to 2023
For the Current Year, net cash used in investing activities increased by $299.8 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in investing activities increased by $319.1 million, primarily due to a $341.4 million increase in acquisition activity, an $86.4 million increase in escrow payments for acquisitions and a $16.2 million increase in purchases of property and equipment, including real estate, partially offset by a $115.7 million increase in proceeds from disposition of franchises and property and equipment.
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
For the Current Year, $102.9 million was used to purchase property and equipment.

Sources and Uses of Liquidity from Financing Activities — Six Months Ended June 30, 2024 Compared to 2023
For the Current Year, net cash provided by financing activities increased by $443.4 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash provided by financing activities increased by $438.3 million. The increase in net cash provided by financing activities on an adjusted basis was primarily driven by a $355.2 million increase in net borrowings of other debt, including real estate-related debt and increases in net borrowings on our U.S. Floorplan line of $295.1 million (representing the net cash activity in our floorplan offset account). These increases were partially offset by a $177.6 million increase in net repayments on the Acquisition Line and a $33.8 million increase in cash paid for share repurchases.

Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of June 30, 2024 (in millions):

	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,500.0	$1,317.5	$182.5
Acquisition Line (2)	1,000.0	306.5	485.8
Total revolving credit facility	2,500.0	1,624.0	668.4
FMCC Facility (3)	300.0	155.8	144.2
GM Financial Facility (4)	348.1	217.1	131.0
Total U.S. credit facilities (5)	$3,148.1	$1,997.0	$943.5
(1) The available balance at June 30, 2024, includes $79.4 million of immediately available funds. The remaining available balance can be used for vehicle inventory financing.
(2) The outstanding balance of $306.5 million is related to outstanding letters of credit of $12.2 million and $294.3 million in borrowings. The borrowings outstanding under the Acquisition Line included $250.0 million USD borrowings and £35.0 million of GBP borrowings translated at the spot rate on the day borrowed, solely for purposes of calculating the outstanding and available borrowings under the Acquisition Line in accordance with the Revolving Credit Facility. The available borrowings may be limited from time to time, based on certain debt covenant calculations, and as a result, the outstanding balance plus available borrowings may not equal the total commitment.
(3) The available balance at June 30, 2024, includes $14.8 million of immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4) The remaining available balance as of June 30, 2024, can be used for General Motors new and rental vehicle inventory financing.
(5) The outstanding balance excludes $409.5 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
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
As of June 30, 2024, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of June 30, 2024
	Required	Actual
Total adjusted leverage ratio	< 5.75	2.44
Fixed charge coverage ratio	> 1.20	4.02
Based on our position as of June 30, 2024, and our outlook as discussed within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 8. Debt and Note 9. Floorplan Notes Payable in our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of June 30, 2024.

Share Repurchases and Dividends
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock up to a certain monetary limit. On May 9, 2024, our Board of Directors increased the share repurchase authorization to $250.0 million. For the Current Year, 352,920 shares were repurchased at an average price of $282.81 per share, for a total of $99.8 million, excluding excise taxes of $0.8 million. As of June 30, 2024, we had $204.6 million available under our current stock repurchase authorization.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2024, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, during the Current Year, there were no changes to the Risk Factors disclosed in Item 1A. Risk Factors of our 2023 Form 10-K.
We rely on third-party vendors and suppliers for key components of our business.
Many components of our business, including data management, key operational processes and critical customer systems, are provided by or licensed from various third-party vendors and suppliers. In addition, we also rely on third-party vendors to supply key products and services to us and our customers. One or more of these third-party vendors or suppliers may experience financial distress, technology challenges, cybersecurity incidents, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer other disruptions in their business, each of which could affect their ability to serve us and our customers. If any of our vendors or suppliers fail to deliver their products or services for any reason, our business and results of operations and financial condition could be adversely impacted.
A failure of any of our information systems or those of our third-party service providers or a cybersecurity incident, including loss or unauthorized access of confidential information or personally identifiable information (“PII”) about our customers or employees, could negatively affect our business, operations and financial condition.
We depend on the efficient operation of our information systems and those of our third-party service providers and rely on information systems at our dealerships in all aspects of our sales and service efforts, as well as in the preparation of our consolidated financial and operating data. All of our dealerships currently operate on two DMSs, one DMS for the U.S and one DMS for the U.K. Additionally, in the ordinary course of business, we receive significant PII about our customers and our employees. Such PII is primarily collected at our dealerships and through our Acceleride® platform via an online DMS. A security incident to obtain such information could be caused by malicious insiders and third parties using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, malware, fraud, trickery, or other forms of deception. Although many companies across many industries are affected by malicious efforts to obtain access to PII, the automotive dealership industry has been a particular target of identity thieves. The techniques used by cyber attackers change frequently and may be difficult to detect. We have implemented security measures that are designed to detect and protect against cyberattacks.
Despite these measures and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, have been and are vulnerable to security breaches, computer viruses, malware, lost or misplaced data, programming errors, scams, ransomware, burglary, human errors, acts of vandalism, misdirected wire transfers or other events. If an unauthorized party is successful in obtaining trade secrets, PII, confidential, or otherwise protected information of our dealerships or our customers or in disrupting our operations through a cyberattack, the attack could result in loss of revenue, increase the costs of doing business, harm our competitiveness, reputation or customer or vendor relationships, satisfaction or loyalty. In addition, security breaches and other security incidents could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, penalties for violation of applicable laws or regulations, costs related to remediation or the payment of ransom, and litigation including individual claims or consumer class actions, administrative, and civil or criminal investigations or actions, any of which could have a material adverse effect on our business, results of operations or financial condition. Likewise, our business could be significantly disrupted if (i) the DMS fails to integrate with other third-party information systems, customer relations management tools or other software, or to the extent that any of these systems become unavailable to us or fail to perform as designed for an extended period of time or (ii) our relationship with our DMS providers or any other third-party provider deteriorates.

Despite ongoing efforts to improve our ability to protect data from compromise, we may not be able to protect all of our data across our diverse systems and third-party vendors. For example, during the quarter ended June 30, 2024, we were informed of a cybersecurity incident experienced by CDK, which resulted in service outages on CDK’s dealers’ systems. CDK provides clients in the automotive industry, including our dealerships in the U.S., with a SaaS platform used by dealerships in managing customer relationships, sales, financing, service, inventory and back-office operations. In response to the CDK Incident, we immediately activated our cyber incident response procedures and proactively took measures to protect and isolate our systems from CDK’s platform. All of our U.S. dealerships continued to conduct business using alternative processes until CDK’s dealers’ systems were fully back online. We also do not believe that the CDK Incident resulted in a breach of any PII about our customers or employees. The Company’s dealerships in the U.K. do not use CDK’s dealers’ systems and were therefore not impacted by the CDK service outage. As a consequence, while we do not expect the CDK Incident to have a material impact on the Company’s overall financial condition or on its ongoing results of operations, if we, or any of our third-party services providers were to experience a material cybersecurity event, our business and results of operations and financial condition could be materially and adversely impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the Current Quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1, 2024 — April 30, 2024	—	$—	—	$89.6
May 1, 2024 — May 31, 2024	67,852	$307.98	67,852	$229.8
June 1, 2024 — June 30, 2024	81,718	$307.69	81,718	$204.6
Total	149,570		149,570
(1) Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. On May 9, 2024, our Board of Directors increased the share repurchase authorization to $250.0 million. Our share repurchase authorization does not have an expiration date.
Future share repurchases are subject to the business judgment of our Board of Directors and management, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, changes in laws and regulations, current economic environment and other factors considered relevant. As of June 30, 2024, we had $204.6 million available under our current share repurchase authorization. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on share repurchases and authorization.
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

4.1*	—	First Supplemental Indenture and Subsidiary Guarantee, by and among Group 1 Automotive, Inc., the guarantors party thereto and Computershare Trust Company, N.A., as trustee.
4.2*	—	Second Supplemental Indenture and Subsidiary Guarantee, by and among Group 1 Automotive, Inc., the guarantors party thereto and Computershare Trust Company, N.A., as trustee.
10.1	—
Third Amendment to the Twelfth Amended and Restated Revolving Credit Agreement dated effective April 30, 2024 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive Inc.’s Current Report of Form 8-K (File No. 001-13461) filed May 2, 2024).

10.2	—	Third Amendment to Master Credit Agreement dated effective as of April 2, 2024 (incorporated by reference to Exhibit 10.8 of Group 1 Automotive Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) filed on April 26,2024).
10.3	—	Fourth Amendment to Master Credit Agreement dated effective as of April 25, 2024 (incorporated by reference to Exhibit 10.9 of Group 1 Automotive Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) filed on April 26,2024).
10.4*	—	Fifth Amendment to Master Credit Agreement dated effective as of May 23, 2024.
10.5*	—	Sixth Amendment to Master Credit Agreement dated effective June 26, 2024.
10.6*	—	First Amendment to Term Note with Draw Period dated effective June 26, 2024.
10.7†	—	Group 1 Automotive, Inc. Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix A of Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed on April 5, 2024).
10.8†	—	Group 1 Automotive, Inc. 2024 Long Term Incentive Plan (incorporated by reference to Appendix B of Group 1 Automotive, Inc.’s definitive proxy statement on Schedule 14A filed on April 5, 2024).
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in exhibit 101)

*	Filed or furnished herewith
†	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

Date:	July 24, 2024	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer