Form 10-Q
period 2024-09-30
GROUP 1 AUTOMOTIVE INC
filed 2024-11-01
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of October 28, 2024, the registrant had 13,318,287 shares of common stock outstanding.

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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements include, but are not limited to, statements concerning the Company’s strategy, future operating performance, future liquidity and availability of financing, capital allocation, the completion of future acquisitions and divestitures, as well as the impact of cyberattacks or other privacy/data security incidents, business trends in the retail automotive industry, changes in regulations and potential changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions are intended to identify forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58.7	$57.2
Contracts-in-transit and vehicle receivables, net	332.9	369.2
Accounts and notes receivable, net	305.9	238.4
Inventories	2,752.2	1,963.4
Prepaid expenses	59.6	38.9
Other current assets	49.0	25.1
Current assets classified as held for sale	67.5	99.1
TOTAL CURRENT ASSETS	3,625.7	2,791.3
Property and equipment, net of accumulated depreciation of $648.2 and $587.7, respectively	2,881.6	2,248.7
Operating lease assets	302.9	216.5
Goodwill	2,140.7	1,651.9
Intangible franchise rights	865.4	701.2
Other long-term assets	160.2	164.6
TOTAL ASSETS	$9,976.5	$7,774.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $99.8 and $236.7, respectively	$1,443.4	$1,153.0
Floorplan notes payable — manufacturer affiliates, net of offset account of $— and $38.5, respectively	826.1	412.4
Current maturities of long-term debt	196.0	109.4
Current operating lease liabilities	25.3	20.9
Accounts payable	737.0	499.3
Accrued expenses and other current liabilities	380.6	303.4
Current liabilities classified as held for sale	15.5	7.2
TOTAL CURRENT LIABILITIES	3,623.9	2,505.7
Long-term debt	2,695.1	1,989.4
Long-term operating lease liabilities	284.9	209.4
Deferred income taxes	256.1	256.6
Other long-term liabilities	140.2	138.6
Commitments and Contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 25,082,140 and 25,131,460 shares issued, respectively	0.3	0.3
Additional paid-in capital	367.0	349.1
Retained earnings	4,033.9	3,649.8
Accumulated other comprehensive income (loss)	45.8	28.1
Treasury stock, at cost; 11,743,353 and 11,447,422 shares, respectively	(1,470.8)	(1,352.8)
TOTAL STOCKHOLDERS’ EQUITY	2,976.2	2,674.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,976.5	$7,774.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
New vehicle retail sales	$2,567.6	$2,264.5	$7,114.3	$6,463.4
Used vehicle retail sales	1,656.5	1,559.6	4,526.5	4,359.0
Used vehicle wholesale sales	123.2	114.7	333.5	339.2
Parts and service sales	660.0	566.9	1,810.8	1,677.3
Finance, insurance and other, net	214.1	199.4	603.1	554.8
Total revenues	5,221.4	4,705.1	14,388.3	13,393.7
COST OF SALES:
New vehicle retail sales	2,384.4	2,070.2	6,601.6	5,880.9
Used vehicle retail sales	1,568.5	1,478.2	4,275.7	4,122.2
Used vehicle wholesale sales	122.8	117.1	335.2	338.6
Parts and service sales	293.1	253.4	814.0	762.3
Total cost of sales	4,368.7	3,918.9	12,026.5	11,104.0
GROSS PROFIT	852.7	786.2	2,361.8	2,289.7
Selling, general and administrative expenses	591.6	496.7	1,564.9	1,439.4
Depreciation and amortization expense	29.5	23.1	81.6	68.6
Asset impairments	—	4.8	—	7.7
INCOME FROM OPERATIONS	231.6	261.6	715.4	773.9
Floorplan interest expense	31.1	16.5	76.3	44.7
Other interest expense, net	39.8	26.5	102.5	72.1
Other expense (income)	1.1	(1.9)	0.7	2.3
INCOME BEFORE INCOME TAXES	159.6	220.5	535.8	654.8
Provision for income taxes	42.5	56.4	133.5	161.6
Net income from continuing operations	117.1	164.1	402.4	493.2
Net income (loss) from discontinued operations	0.2	(0.2)	1.0	(0.3)
NET INCOME	$117.3	$163.9	$403.3	$492.9
BASIC EARNINGS PER SHARE:
Continuing operations	$8.73	$11.72	$29.76	$34.93
Discontinued operations	0.01	(0.02)	0.07	(0.02)
Total	$8.74	$11.70	$29.83	$34.91
DILUTED EARNINGS PER SHARE:
Continuing operations	$8.68	$11.67	$29.61	$34.81
Discontinued operations	0.01	(0.02)	0.07	(0.02)
Total	$8.69	$11.65	$29.68	$34.79
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13.1	13.7	13.2	13.8
Diluted	13.2	13.7	13.3	13.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME	$117.3	$163.9	$403.3	$492.9
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	41.0	(17.5)	35.4	3.5
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized (loss) gain arising during the period, net of tax benefit (provision) of $4.6, $(4.7), $(1.5) and $(8.5), respectively	(14.7)	15.1	4.9	27.3
Reclassification adjustment for gain included in interest expense, net of tax provision of $(2.3), $(2.1), $(7.0) and $(5.8), respectively	(7.5)	(6.7)	(22.4)	(18.6)
Reclassification related to de-designated interest rate swaps, net of tax provision of $—, $—, $(0.1) and $(1.0), respectively	—	—	(0.2)	(3.1)
Unrealized (loss) gain on interest rate risk management activities, net of tax	(22.1)	8.5	(17.7)	5.6
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	18.8	(9.0)	17.7	9.1
COMPREHENSIVE INCOME	$136.1	$154.9	$421.0	$502.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, JUNE 30, 2024	25,092,785	$0.3	$359.7	$3,923.0	$27.0	$(1,443.7)	$2,866.3
Net income	—	—	—	117.3	—	—	117.3
Other comprehensive income, net of taxes	—	—	—	—	18.8	—	18.8
Purchases of treasury stock, including excise tax	—	—	—	—	—	(30.1)	(30.1)
Net issuance of treasury shares to stock compensation plans	(10,645)	—	1.6	—	—	2.9	4.5
Stock-based compensation	—	—	5.7	—	—	—	5.7
Dividends declared ($0.47 per share)	—	—	—	(6.4)	—	—	(6.4)
BALANCE, SEPTEMBER 30, 2024	25,082,140	$0.3	$367.0	$4,033.9	$45.8	$(1,470.8)	$2,976.2

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2023	25,131,460	$0.3	$349.1	$3,649.8	$28.1	$(1,352.8)	$2,674.4
Net income	—	—	—	403.3	—	—	403.3
Other comprehensive income, net of taxes	—	—	—	—	17.7	—	17.7
Purchases of treasury stock, including excise tax	—	—	—	—	—	(130.7)	(130.7)
Net issuance of treasury shares to stock compensation plans	(49,320)	—	(2.1)	—	—	12.7	10.6
Stock-based compensation	—	—	20.0	—	—	—	20.0
Dividends declared ($1.41 per share)	—	—	—	(19.1)	—	—	(19.1)
BALANCE, SEPTEMBER 30, 2024	25,082,140	$0.3	$367.0	$4,033.9	$45.8	$(1,470.8)	$2,976.2

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

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$403.3	$492.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81.6	68.6
Change in operating lease assets	19.4	19.1
Deferred income taxes	7.7	8.2
Asset impairments	—	7.7
Stock-based compensation	20.0	15.5
Amortization of debt discount and issuance costs	2.8	2.2
Gain on disposition of assets	(56.2)	(20.1)
Unrealized gain on derivative instruments	0.7	(4.9)
Other	(0.5)	(1.8)
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	23.1	79.3
Accounts and notes receivable	(15.6)	(23.5)
Inventories	(318.8)	(314.3)
Contracts-in-transit and vehicle receivables	66.9	(20.6)
Prepaid expenses and other assets	(7.9)	(7.2)
Floorplan notes payable — manufacturer affiliates	169.0	110.3
Deferred revenues	(0.9)	(0.6)
Operating lease liabilities	(20.8)	(18.3)
Net cash provided by operating activities	373.7	392.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $50.3 and $64.9, respectively	(1,252.5)	(363.7)
Proceeds from disposition of franchises, property and equipment	218.5	153.9
Purchases of property and equipment	(152.6)	(137.4)
Escrow payments for acquisitions	(32.1)	—
Other	9.4	1.3
Net cash used in investing activities	(1,209.3)	(345.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	9,251.9	8,235.6
Repayments on credit facility — floorplan line and other	(8,976.6)	(8,109.7)
Borrowings on credit facility — acquisition line	1,092.2	200.0
Repayments on credit facility — acquisition line	(1,249.9)	(178.2)
Debt issuance costs	(10.8)	(0.3)
Borrowings of senior notes	500.0	—
Borrowings on other debt	485.5	136.4
Principal payments on other debt	(113.3)	(183.2)
Proceeds from employee stock purchase plan	18.7	16.6
Payments of tax withholding for stock-based compensation	(8.1)	(9.4)
Repurchases of common stock, amounts based on settlement date	(129.6)	(130.5)
Dividends paid	(19.0)	(19.0)
Net cash provided by (used in) financing activities	840.9	(41.7)
Effect of exchange rate changes on cash	(3.9)	0.1
Net increase in cash and cash equivalents	1.5	5.1
CASH AND CASH EQUIVALENTS, beginning of period	57.2	47.9
CASH AND CASH EQUIVALENTS, end of period	$58.7	$52.9
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require the disclosure of a reconciliation between income tax expense from continuing operations and the amount computed by multiplying income from continuing operations before income taxes by the applicable statutory rate as well as an annual disaggregation of the income tax rate reconciliation between certain specified categories by both percentage and reported amounts, along with other changes to income tax disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted and can be applied retrospectively. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
2. REVENUES
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$2,016.8	$550.7	$2,567.6	$5,826.2	$1,288.2	$7,114.3
Used vehicle retail sales	1,158.4	498.2	1,656.5	3,409.7	1,116.7	4,526.5
Used vehicle wholesale sales	82.9	40.3	123.2	241.2	92.3	333.5
Total new and used vehicle sales	3,258.0	1,089.2	4,347.3	9,477.1	2,497.2	11,974.4
Parts and service sales (1)	528.4	131.6	660.0	1,521.0	289.8	1,810.8
Finance, insurance and other, net (2)	184.6	29.4	214.1	539.9	63.2	603.1
Total revenues	$3,971.1	$1,250.3	$5,221.4	$11,538.0	$2,850.2	$14,388.3

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$1,920.2	$344.4	$2,264.5	$5,444.3	$1,019.1	$6,463.4
Used vehicle retail sales	1,223.5	336.1	1,559.6	3,393.5	965.6	4,359.0
Used vehicle wholesale sales	80.1	34.6	114.7	242.2	96.9	339.2
Total new and used vehicle sales	3,223.8	715.0	3,938.8	9,080.0	2,081.7	11,161.6
Parts and service sales (1)	494.4	72.5	566.9	1,459.4	217.9	1,677.3
Finance, insurance and other, net (2)	181.5	17.9	199.4	502.3	52.5	554.8
Total revenues	$3,899.7	$805.5	$4,705.1	$11,041.7	$2,352.0	$13,393.7
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $6.8 million and $7.2 million during the three months ended September 30, 2024 and 2023, respectively, and $24.8 million and $19.7 million during the nine months ended September 30, 2024 and 2023, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Note 7. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
3. ACQUISITIONS AND DISPOSITIONS
Inchcape Acquisition
On August 1, 2024 (the “Acquisition Date”), the Company completed the acquisition of Inchcape Retail automotive operations (“Inchcape Retail”), consisting of 54 dealership locations, certain real estate and three collision centers across the U.K. (collectively referred to as the “Inchcape Acquisition”), for aggregate consideration of approximately $517.0 million.
The accounting for the Inchcape Acquisition is considered to be preliminary. The Company is continuing to analyze and assess relevant information related to the valuation of certain property, equipment, intangible assets, property lease contracts and deferred tax assets. Due to the recent timing and complexity of the Inchcape Acquisition, these amounts are provisional and subject to change as the Company’s fair value assessments are finalized. The Company will reflect any such adjustments in subsequent filings. The results of the Inchcape Acquisition are included in the U.K. segment. The acquired goodwill is not deductible for income tax purposes.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following table summarizes the consideration paid and aggregate amounts of assets acquired and liabilities assumed as of the Acquisition Date (in millions):

Total consideration	$517.0
Identifiable assets acquired and liabilities assumed
Cash	$23.4
Contracts-in-transit and vehicle receivables, net	27.6
Accounts receivable, net	47.8
Inventories	384.3
Prepaid expenses and other current assets	13.0
Property and equipment	316.8
Operating lease assets	72.3
Long-term deferred tax asset	19.3
Total assets acquired	904.6
Floorplan notes payable	236.4
Accounts payable	204.6
Accrued expenses	54.5
Operating lease liabilities	72.3
Other liabilities	5.9
Total liabilities assumed	573.7
Total identifiable net assets	330.9
Goodwill	$186.1
The Company recorded $12.9 million and $14.8 million, respectively, of costs related to the Inchcape Acquisition during the three and nine months ended September 30, 2024. These costs are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The Company’s Condensed Consolidated Statements of Operations included revenues and net income attributable to Inchcape Retail from the Acquisition Date through September 30, 2024, of $333.8 million and $5.1 million, respectively.
The following unaudited pro forma financial information presents consolidated information of the Company as if the Inchcape Acquisition had occurred on January 1, 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$5,446.0	$5,403.0	$15,952.7	$15,432.2
Net income	$157.1	$191.2	$431.6	$478.8
This pro forma information incorporates the Company’s accounting policies and adjusts the results of Inchcape Retail assuming that the fair value adjustments in connection with the Inchcape Acquisition occurred on January 1, 2023. They have also been adjusted to reflect the $14.8 million of acquisition-related costs incurred during the nine months ended September 30, 2024 as having occurred on January 1, 2023.
Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Other Acquisitions
The Company accounts for business combinations under the acquisition method of accounting, under which the Company allocates the purchase price to the assets acquired and liabilities assumed based on an estimate of fair value.
During the nine months ended September 30, 2024, the Company acquired nine dealerships in the U.S., including three Honda, two Lexus, one Toyota, one Kia, one Hyundai and one Mercedes-Benz dealerships. The Company also acquired one Toyota Certified pre-owned center and three collision centers in the U.S. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $690.4 million. Goodwill associated with the acquisitions totaled $287.8 million.
During the nine months ended September 30, 2024, the Company acquired four Mercedes-Benz dealerships in the U.K. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $86.3 million. Goodwill associated with the acquisitions totaled $34.3 million.
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
In October 2024, the Company acquired a BMW/MINI dealership located north of London in the U.K. During the three months ended September 30, 2024, the Company made an escrow payment of $32.1 million related to the acquisition to an escrow agent, which was then paid to the sellers in October 2024. As the escrow payment was made prior to the closing of the transaction, the amount is recorded within Other current assets in the Condensed Consolidated Balance Sheets as of September 30, 2024 and as Escrow payments for acquisitions within Net cash used in investing activities in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024. The Company will account for the business combination in future periods.
Dispositions
The Company’s divestitures generally consist of dealership assets and related real estate. Gains and losses on divestitures are recorded within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the nine months ended September 30, 2024, the Company recorded a net pre-tax gain totaling $52.9 million related to the disposition of eight dealerships and one collision center in the U.S. The dispositions reduced goodwill by $66.4 million.
During the nine months ended September 30, 2023, the Company recorded a net pre-tax gain totaling $18.1 million related to the disposition of nine dealerships in the U.S. The dispositions reduced goodwill by $44.7 million. The Company also terminated two franchises in the U.S.
Assets held for sale in the Condensed Consolidated Balance Sheets includes $9.8 million and $39.8 million of goodwill that has been reclassified to assets held for sale as of September 30, 2024 and December 31, 2023, respectively.
4. SEGMENT INFORMATION
As of September 30, 2024, the Company had two reportable segments: the U.S. and the U.K. The Company defines its reportable segments as those operations whose results the Company’s Chief Executive Officer, who is the CODM, regularly reviews to analyze performance and allocate resources. Each reportable segment is comprised of retail automotive franchises that sell new and used cars and light trucks, arrange related vehicle financing, sell service and insurance contracts, provide automotive maintenance and repair services and sell vehicle parts.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Selected reportable segment data is as follows (in millions):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$3,971.1	$1,250.3	$5,221.4	$11,538.0	$2,850.2	$14,388.3
Income before income taxes	$151.7	$7.9	$159.6	$504.9	$30.9	$535.8

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$3,899.7	$805.5	$4,705.1	$11,041.7	$2,352.0	$13,393.7
Income before income taxes	$203.1	$17.4	$220.5	$591.6	$63.2	$654.8
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
The following table sets forth the calculation of EPS (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average basic common shares outstanding	13,139,393	13,661,059	13,231,079	13,765,791
Dilutive effect of stock-based awards and employee stock purchases	76,924	57,669	68,331	50,404
Weighted average dilutive common shares outstanding	13,216,317	13,718,728	13,299,410	13,816,194
Basic:
Net income	$117.3	$163.9	$403.3	$492.9
Less: Earnings allocated to participating securities from continuing operations	2.4	4.0	8.6	12.3
Less: Earnings (loss) allocated to participating securities to discontinued operations	—	—	—	—
Net income available to basic common shares	$114.9	$159.9	$394.7	$480.6
Basic earnings per common share	$8.74	$11.70	$29.83	$34.91
Diluted:
Net income	$117.3	$163.9	$403.3	$492.9
Less: Earnings allocated to participating securities from continuing operations	2.4	4.0	8.6	12.2
Less: Earnings (loss) allocated to participating securities to discontinued operations	—	—	—	—
Net income available to diluted common shares	$114.9	$159.9	$394.7	$480.6
Diluted earnings per common share	$8.69	$11.65	$29.68	$34.79
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
Fixed Rate Long-Term Debt
On July 30, 2024, the Company issued $500.0 million in aggregate principal of 6.375% Senior Notes due January 2030 (“6.375% Senior Notes”). The Company estimates the fair value of its $750.0 million 4.00% Senior Notes due August 2028 (“4.00% Senior Notes”) and the 6.375% Senior Notes using quoted prices for the identical liability (Level 1) and estimates the fair value of its fixed-rate mortgage facilities using a present value method based on current market interest rates for similar types of financial instruments (Level 2). Refer to Note 8. Debt for further discussion of the Company’s long-term debt arrangements and the issuance of the 6.375% Senior Notes.
The carrying value and fair value of the Company’s fixed rate long-term debt were as follows (in millions):

	September 30, 2024		December 31, 2023
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$715.3	$750.0	$697.5
6.375% Senior Notes	500.0	508.9	—	—
Real estate related	143.0	141.9	90.9	83.1
Total	$1,393.0	$1,366.0	$840.9	$780.6
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
Assets associated with the Company’s interest rate swaps, as reflected gross in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	September 30, 2024	December 31, 2023
Assets:
Other current assets (1)	$0.5	$1.2
Other long-term assets (2)	64.8	88.1
Total assets	$65.4	$89.3
(1) As of September 30, 2024, the balance included gross fair value of $0.1 million related to the de-designated swaps as described below.
(2) As of September 30, 2024 and December 31, 2023, the balance included gross fair value of $2.9 million and $3.7 million, respectively, related to the de-designated swaps as described below.
There were no liabilities associated with the Company’s interest rate swaps as of September 30, 2024 and December 31, 2023.
Interest Rate Swaps De-designated as Cash Flow Hedges
During the three months ended March 31, 2024, the Company de-designated one mortgage interest rate swap due to the Company settling the underlying mortgages associated with the swap during the same period. No interest rate swaps were de-designated by the Company during the three months ended September 30, 2024.

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
As of September 30, 2024, the de-designated swaps had a total aggregate notional value of $34.7 million and a weighted average interest rate of 0.60%. The de-designated swaps will mature between January 4, 2025 and March 1, 2030.
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
The Company recorded unrealized mark-to-market losses of $1.0 million and $1.0 million and realized gains of $0.4 million and $1.2 million associated with the de-designated interest rate swaps within Other interest expense, net, for the three and nine months ended September 30, 2024, respectively. The Company recorded unrealized mark-to-market gains of $0.4 million and $0.8 million and realized gains of $0.4 million and $0.7 million associated with the de-designated interest rate swap within Other interest expense, net, for the three and nine months ended September 30, 2023, respectively.
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
As of September 30, 2024, the Company held 34 interest rate swaps designated as cash flow hedges with a total notional value of $922.7 million that fixed its underlying SOFR at a weighted average rate of 1.23%. As of September 30, 2023, the Company held 35 interest rate swaps designated as cash flow hedges with a total notional value of $866.2 million that fixed its underlying SOFR at a weighted average rate of 1.25%.
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	2024	2023	2024	2023
Interest rate swaps	$(14.7)	$15.1	$4.9	$27.3
	Amount Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Floorplan interest expense	$5.4	$4.1	$16.1	$11.2
Other interest expense, net	$4.3	$4.7	$13.3	$13.2
The amount of gain expected to be reclassified out of AOCI into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $17.6 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
7. RECEIVABLES, NET AND CONTRACT ASSETS
The Company’s receivables, net and contract assets consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$236.2	$259.2
Vehicle receivables	97.4	110.3
Total contracts-in-transit and vehicle receivables	333.6	369.5
Less: allowance for doubtful accounts	0.7	0.3
Total contracts-in-transit and vehicle receivables, net	$332.9	$369.2

Accounts and notes receivable, net:
Manufacturer receivables	$182.5	$128.3
Parts and service receivables	85.9	64.3
F&I receivables	33.1	35.6
Other	9.7	14.4
Total accounts and notes receivable	311.3	242.5
Less: allowance for doubtful accounts	5.4	4.2
Total accounts and notes receivable, net	$305.9	$238.4

Within Other current assets and Other long-term assets:
Total contract assets (1)	$58.9	$55.0
(1) No allowance for doubtful accounts was recorded for contract assets as of September 30, 2024 or December 31, 2023.
8. DEBT
Long-term debt consisted of the following (in millions):

	September 30, 2024	December 31, 2023
4.00% Senior Notes due August 15, 2028	$750.0	$750.0
6.375% Senior Notes due January 15, 2030	500.0	—
Acquisition Line	168.7	325.0
Other Debt:
Real estate related	1,142.2	751.0
Finance leases	339.5	272.7
Other	7.6	8.8
Total other debt	1,489.4	1,032.5
Total debt	2,908.1	2,107.5
Less: unamortized debt issuance costs	17.0	8.7
Less: current maturities	196.0	109.4
Total long-term debt	$2,695.1	$1,989.4
6.375% Senior Notes Issuance
On July 30, 2024, the Company issued the following notes, at par:

Description	Principal Amount (in millions)	Maturity Date	Effective Interest Rate (1)	Interest Payment Dates
6.375% Senior Notes	$500.0	January 15, 2030	6.661%	January 15th, July 15th
(1) The effective interest rate is after the impact of associated debt issuance costs.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The Company may redeem up to 40% of the original principal amount of the notes, plus accrued and unpaid interest, at any time prior to July 15, 2026, subject to certain conditions. The Company, at its option, may redeem some or all of the 6.375% Senior Notes at the redemption prices (expressed as percentages of principal amount of the notes) set forth below, plus accrued and unpaid interest.

Redemption Period	Redemption Price
July 15, 2026	103.188%
July 15, 2027	101.594%
July 15, 2028 and thereafter	100.000%
The 6.375% Senior Notes are unsecured obligations and rank equal in right of payment to all of the Company’s existing and future senior unsecured debt and senior in right of payment to all of the Company’s future subordinated debt. The 6.375% Senior Notes are subordinated to all existing and future senior secured debt of the Company and subordinated to all existing and future liabilities (including trade payables) of any non-guarantor subsidiaries. The 6.375% Senior Notes are guaranteed by substantially all of the Company’s U.S. subsidiaries. The U.S. subsidiary guarantees rank equally in the right of payment to all of the Company’s guarantor’s existing and future senior debt and rank senior in right of payment to all of the Company’s guarantor’s existing and future subordinated debt.
The Company may be required to purchase the 6.375% Senior Notes if it sells certain assets or triggers the change in control provisions defined in the indenture governing the 6.375% Senior Notes. The indenture governing the 6.375% Senior Notes contains customary restrictions on the Company, including the ability to pay dividends, incur additional indebtedness, create liens, sell or otherwise dispose of assets and repurchase shares of outstanding common stock, which are consistent with those contained in the indenture governing the Company’s 4.00% Senior Notes.
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 9. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of September 30, 2024, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 9. Floorplan Notes Payable), totaled $168.7 million. The average interest rate on this facility was 6.34% during the three months ended September 30, 2024.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of September 30, 2024, borrowings outstanding under these facilities totaled $1,142.2 million, gross of debt issuance costs, comprised of $886.6 million in the U.S. and $255.6 million in the U.K., respectively.
In February 2024, the Company entered into a master credit agreement with Wells Fargo Bank, National Association (the “Wells Fargo Credit Agreement”), which provides for delayed draw term loans with a maximum borrowing capacity of $258.3 million. The Wells Fargo Credit Agreement accrues interest at SOFR plus 175 basis points and matures on March 1, 2031. As of September 30, 2024, borrowings outstanding under the Wells Fargo Credit Agreement totaled $257.2 million and are included in the total U.S. mortgage loans described above.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
9. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Revolving Credit Facility — floorplan notes payable	$1,303.0	$1,358.2
Revolving Credit Facility — floorplan notes payable offset account	(99.8)	(236.7)
Revolving Credit Facility — floorplan notes payable, net	1,203.2	1,121.6
Other non-manufacturer facilities	240.1	31.4
Floorplan notes payable — credit facility and other, net	$1,443.4	$1,153.0

FMCC Facility	$162.1	$156.6
FMCC Facility offset account	—	(38.5)
FMCC Facility, net	162.1	118.1
GM Financial Facility	239.1	37.9
Other manufacturer affiliate facilities	424.9	256.4
Floorplan notes payable — manufacturer affiliates, net	$826.1	$412.4
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
In the U.S., the Company has a revolving syndicated credit arrangement with 20 participating financial institutions that matures on March 9, 2027 (the “Revolving Credit Facility”). On April 30, 2024, the Company entered into an amendment to the Revolving Credit Facility that increased the availability from $2.0 billion to $2.5 billion, with the ability to increase to $3.0 billion, as further described below. The Revolving Credit Facility consists of two tranches: (i) a $1.5 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) a $1.0 billion maximum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Condensed Consolidated Balance Sheets — refer to Note 8. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $2.5 billion commitment. The Acquisition Line includes a $100.0 million sub-limit for letters of credit and a $50.0 million minimum capacity tranche. The Company had $12.2 million in letters of credit outstanding as of September 30, 2024 and December 31, 2023.
The U.S. Floorplan Line bears interest at rates equal to SOFR plus 120 basis points for new vehicle inventory and SOFR plus 150 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 6.20% as of September 30, 2024, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 110 to 210 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company had $3.5 million and $3.8 million of unamortized debt issuance costs as of September 30, 2024 and December 31, 2023, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). The FMCC Facility bears interest at the U.S. prime rate which was 8.00% as of September 30, 2024.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
GM Financial Facility
During 2023, the Company entered into a master loan agreement with General Motors Financial (the “GM Financial Facility”). During the nine months ended September 30, 2024, additional subsidiaries of the Company entered into the GM Financial Facility as additional borrowers and the borrowing base thereunder was increased. As of September 30, 2024 and December 31, 2023, the GM Financial Facility had a total capacity of $348.1 million and $84.5 million, respectively. The GM Financial Facility bears interest at the U.S. prime rate less 100 basis points.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K., respectively, with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of September 30, 2024, borrowings outstanding under these facilities totaled $424.9 million, comprised of $183.2 million in the U.S. and $241.7 million in the U.K., with annual interest rates ranging from 1% to approximately 9%. Interest rates on the Company’s manufacturer facilities vary across manufacturers.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line and FMCC Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
10. CASH FLOW INFORMATION
Non-Cash Activities
The accrual for capital expenditures decreased $3.0 million and increased $0.3 million during the nine months ended September 30, 2024 and 2023, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $169.7 million and $120.0 million for the nine months ended September 30, 2024 and 2023, respectively. Refer to Note 6. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
Cash paid for income taxes, net of refunds, was $114.7 million and $131.9 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Legal Proceedings
As of September 30, 2024, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Matters
In connection with dealership dispositions where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $42.4 million as of September 30, 2024.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of AOCI were as follows (in millions):

	Nine Months Ended September 30, 2024
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2023	$(37.4)	$65.6	$28.1
Other comprehensive income (loss) before reclassifications:
Pre-tax	35.4	6.4	41.8
Tax effect	—	(1.5)	(1.5)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(16.1)	(16.1)
Other interest expense, net (pre-tax)	—	(13.3)	(13.3)
Reclassification related to de-designated interest rate swaps (pre-tax)	—	(0.2)	(0.2)
Provision for income taxes	—	7.1	7.1
Net current period other comprehensive income (loss)	35.4	(17.7)	17.7
Balance, September 30, 2024	$(2.0)	$47.9	$45.8

	Nine Months Ended September 30, 2023
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2022	$(61.1)	$83.6	$22.5
Other comprehensive income (loss) before reclassifications:
Pre-tax	3.5	35.8	39.2
Tax effect	—	(8.5)	(8.5)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(11.2)	(11.2)
Other interest expense (pre-tax)	—	(13.2)	(13.2)
Reclassification related to de-designated interest rate swaps (pre-tax)	—	(4.0)	(4.0)
Provision for income taxes	—	6.8	6.8
Net current period other comprehensive income	3.5	5.6	9.1
Balance, September 30, 2023	$(57.6)	$89.3	$31.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto, as well as our 2023 Form 10-K.
Overview
We are a leading operator in the automotive retail industry. Through our omni-channel platform, we sell new and used cars and light trucks, arrange related vehicle financing, sell service and insurance contracts, provide automotive maintenance and repair services and sell vehicle parts. We operate in geographically diverse markets that extend across 17 states in the U.S. and 73 towns and cities in the U.K. As of September 30, 2024, our retail network consisted of 146 dealerships in the U.S. and 113 dealerships in the U.K.
Recent Events
On October 25, 2024, the U.K. Court of Appeal ruled in favor of claimants in a case involving undisclosed commissions paid by lenders to car dealerships. The court found that brokers must disclose commission details to customers, and failure to do so indicated that customers did not give informed consent to these transactions. This ruling could require lenders and dealerships to repay these commissions. In response to the court ruling and regulatory actions in the U.K., certain lenders have already implemented and others are likely to implement new or different commission models and require additional disclosures to customers. The final outcome of the court ruling, including an expected appeal, is uncertain but could materially impact our U.K. operations if we are required to refund past commissions or change our current commission models. Refer to Item 1A. Risk Factors – “We are subject to automotive and other laws and regulations, which, if we are found to have violated, may adversely affect our business and results of operations” for additional information.
On August 1, 2024, we completed the acquisition of Inchcape Retail automotive operations in the U.K. The Inchcape Acquisition, comprised of 54 dealership locations, certain real estate and three collision centers, substantially increased our portfolio across the U.K. Refer to Note 3. Acquisitions and Dispositions within our Notes to Condensed Consolidated Financial Statements for additional discussion of our acquisition of Inchcape Retail.
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
On March 20, 2024, the Environmental Protection Agency (“EPA”) finalized new emissions standards for light and medium-duty vehicles, including passenger cars, vans, pickups, sedans and sport utility vehicles for model years 2027 through 2032 and beyond. The final rule sets new, strict standards intended to reduce air pollutant emissions, including greenhouse gas emissions; however, the new standards are now subject to legal challenge. The EPA projects the final rule will accelerate the transition to, and availability of, clean vehicle technologies, including hybrid electric vehicles and plug-in hybrid electric vehicles. Although the future impact of these regulations on our operations cannot be predicted with certainty, the regulations may have a significant impact on the future mix and demand for vehicles provided by our manufacturers. We will continue to monitor the impact of the final regulations on our manufacturers and dealership operations.
The global economy experienced elevated levels of inflation beginning in 2022. In response to higher than historical average inflationary pressures and challenging macroeconomic conditions, the U.S. Federal Reserve (the “Federal Reserve”), along with other central banks, including in the U.K., maintained interest rates at elevated levels throughout 2023. In 2024, inflation began to return to historical norms. As a result, during the three months ended September 30, 2024 (“Current Quarter”), the Federal Reserve and the Bank of England lowered their interest rates by 50 and 25 basis points, respectively, in an effort to stimulate economic activity and reduce unemployment.
Although the Federal Reserve and Bank of England decreased interest rates and inflationary pressures moderated during 2024, existing elevated prices as a result of previous rates of inflation above historical levels continue to reduce the disposable income of our customers. In addition, volatility in new vehicle availability and higher interest rates over historical average rates have increased the monthly cost of financing vehicles as compared to prior periods. These factors have contributed to a continued decline in used vehicle prices during the Current Quarter as compared to the three months ended September 30, 2023 (“Prior Year Quarter”).

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

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended September 30,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,567.6	$2,264.5	$303.0	13.4%	$19.9	12.5%
Used vehicle retail sales	1,656.5	1,559.6	96.9	6.2%	14.2	5.3%
Used vehicle wholesale sales	123.2	114.7	8.5	7.4%	1.1	6.4%
Total used	1,779.7	1,674.3	105.4	6.3%	15.4	5.4%
Parts and service sales	660.0	566.9	93.1	16.4%	3.7	15.8%
F&I, net	214.1	199.4	14.7	7.4%	0.9	6.9%
Total revenues	$5,221.4	$4,705.1	$516.3	11.0%	$39.8	10.1%
Gross profit:
New vehicle retail sales	$183.2	$194.3	$(11.1)	(5.7)%	$1.7	(6.6)%
Used vehicle retail sales	88.0	81.4	6.6	8.2%	0.7	7.3%
Used vehicle wholesale sales	0.4	(2.3)	2.7	117.2%	—	118.0%
Total used	88.4	79.0	9.4	11.9%	0.7	11.0%
Parts and service sales	367.0	313.5	53.4	17.0%	2.2	16.3%
F&I, net	214.1	199.4	14.7	7.4%	0.9	6.9%
Total gross profit	$852.7	$786.2	$66.4	8.4%	$5.6	7.7%
Gross margin:
New vehicle retail sales	7.1%	8.6%	(1.4)%
Used vehicle retail sales	5.3%	5.2%	0.1%
Used vehicle wholesale sales	0.3%	(2.0)%	2.4%
Total used	5.0%	4.7%	0.2%
Parts and service sales	55.6%	55.3%	0.3%
Total gross margin	16.3%	16.7%	(0.4)%
Units sold:
Retail new vehicles sold	53,775	45,350	8,425	18.6%
Retail used vehicles sold	55,907	50,799	5,108	10.1%
Wholesale used vehicles sold	14,220	11,740	2,480	21.1%
Total used	70,127	62,539	7,588	12.1%
Average sales price per unit sold:
New vehicle retail	$48,390	$50,300	$(1,910)	(3.8)%	$372	(4.5)%
Used vehicle retail	$29,630	$30,701	$(1,071)	(3.5)%	$254	(4.3)%
Gross profit per unit sold:
New vehicle retail sales	$3,407	$4,285	$(878)	(20.5)%	$32	(21.2)%
Used vehicle retail sales	$1,574	$1,602	$(28)	(1.7)%	$13	(2.5)%
Used vehicle wholesale sales	$28	$(199)	$227	114.2%	$(1)	114.9%
Total used	$1,261	$1,264	$(3)	(0.3)%	$10	(1.0)%
F&I PRU	$1,952	$2,073	$(121)	(5.9)%	$9	(6.3)%
Other:
SG&A expenses	$591.6	$496.7	$94.9	19.1%	$4.3	18.2%
SG&A as % gross profit	69.4%	63.2%	6.2%
Floorplan expense:
Floorplan interest expense	$31.1	$16.5	$14.6	88.7%	$0.2	87.6%
Less: floorplan assistance (1)	24.1	18.8	5.3	28.2%	—	28.1%
Net floorplan expense	$7.0	$(2.3)	$9.3		$0.2
(1) Floorplan assistance is included within Gross profit — New vehicle retail sales above and Cost of sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended September 30,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,209.3	$2,208.6	$0.7	—%	$12.0	(0.5)%
Used vehicle retail sales	1,411.1	1,514.0	(102.8)	(6.8)%	8.3	(7.3)%
Used vehicle wholesale sales	100.6	110.5	(9.9)	(8.9)%	0.7	(9.5)%
Total used	1,511.8	1,624.5	(112.7)	(6.9)%	9.0	(7.5)%
Parts and service sales	578.8	549.7	29.1	5.3%	2.1	4.9%
F&I, net	192.6	193.8	(1.1)	(0.6)%	0.5	(0.9)%
Total revenues	$4,492.5	$4,576.5	$(84.0)	(1.8)%	$23.5	(2.4)%
Gross profit:
New vehicle retail sales	$153.2	$189.4	$(36.2)	(19.1)%	$0.9	(19.6)%
Used vehicle retail sales	72.9	79.6	(6.7)	(8.4)%	0.4	(8.9)%
Used vehicle wholesale sales	—	(2.2)	2.3	102.0%	—	103.2%
Total used	72.9	77.3	(4.4)	(5.7)%	0.3	(6.1)%
Parts and service sales	318.8	303.9	14.9	4.9%	1.3	4.5%
F&I, net	192.6	193.8	(1.1)	(0.6)%	0.5	(0.9)%
Total gross profit	$737.5	$764.4	$(26.8)	(3.5)%	$3.1	(3.9)%
Gross margin:
New vehicle retail sales	6.9%	8.6%	(1.6)%
Used vehicle retail sales	5.2%	5.3%	(0.1)%
Used vehicle wholesale sales	—%	(2.0)%	2.1%
Total used	4.8%	4.8%	0.1%
Parts and service sales	55.1%	55.3%	(0.2)%
Total gross margin	16.4%	16.7%	(0.3)%
Units sold:
Retail new vehicles sold	44,411	44,185	226	0.5%
Retail used vehicles sold	47,635	49,252	(1,617)	(3.3)%
Wholesale used vehicles sold	11,682	11,349	333	2.9%
Total used	59,317	60,601	(1,284)	(2.1)%
Average sales price per unit sold:
New vehicle retail	$50,295	$50,360	$(66)	(0.1)%	$272	(0.7)%
Used vehicle retail	$29,624	$30,739	$(1,115)	(3.6)%	$174	(4.2)%
Gross profit per unit sold:
New vehicle retail sales	$3,449	$4,287	$(837)	(19.5)%	$21	(20.0)%
Used vehicle retail sales	$1,530	$1,615	$(85)	(5.3)%	$8	(5.8)%
Used vehicle wholesale sales	$4	$(196)	$200	101.9%	$(2)	103.1%
Total used	$1,229	$1,276	$(47)	(3.7)%	$6	(4.1)%
F&I PRU	$2,093	$2,074	$19	0.9%	$6	0.6%
Other:
SG&A expenses	$504.3	$487.8	$16.5	3.4%	$2.4	2.9%
SG&A as % gross profit	68.4%	63.8%	4.6%

Reported Operating Data — Consolidated
(In millions, except unit data)

	Nine Months Ended September 30,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$7,114.3	$6,463.4	$650.9	10.1%	$41.2	9.4%
Used vehicle retail sales	4,526.5	4,359.0	167.4	3.8%	32.7	3.1%
Used vehicle wholesale sales	333.5	339.2	(5.6)	(1.7)%	2.6	(2.4)%
Total used	4,860.0	4,698.2	161.8	3.4%	35.3	2.7%
Parts and service sales	1,810.8	1,677.3	133.5	8.0%	8.7	7.4%
F&I, net	603.1	554.8	48.3	8.7%	2.0	8.4%
Total revenues	$14,388.3	$13,393.7	$994.6	7.4%	$87.0	6.8%
Gross profit:
New vehicle retail sales	$512.8	$582.5	$(69.8)	(12.0)%	$3.3	(12.5)%
Used vehicle retail sales	250.8	236.9	13.9	5.9%	1.7	5.1%
Used vehicle wholesale sales	(1.6)	0.5	(2.2)	NM	—	NM
Total used	249.1	237.4	11.7	4.9%	1.7	4.2%
Parts and service sales	996.8	915.0	81.9	8.9%	5.0	8.4%
F&I, net	603.1	554.8	48.3	8.7%	2.0	8.4%
Total gross profit	$2,361.8	$2,289.7	$72.2	3.2%	$12.0	2.6%
Gross margin:
New vehicle retail sales	7.2%	9.0%	(1.8)%
Used vehicle retail sales	5.5%	5.4%	0.1%
Used vehicle wholesale sales	(0.5)%	0.2%	(0.6)%
Total used	5.1%	5.1%	0.1%
Parts and service sales	55.0%	54.6%	0.5%
Total gross margin	16.4%	17.1%	(0.7)%
Units sold:
Retail new vehicles sold	145,738	129,739	15,999	12.3%
Retail used vehicles sold	154,350	143,000	11,350	7.9%
Wholesale used vehicles sold	37,867	32,607	5,260	16.1%
Total used	192,217	175,607	16,610	9.5%
Average sales price per unit sold:
New vehicle retail	$49,318	$50,172	$(854)	(1.7)%	$285	(2.3)%
Used vehicle retail	$29,326	$30,483	$(1,157)	(3.8)%	$212	(4.5)%
Gross profit per unit sold:
New vehicle retail sales	$3,518	$4,490	$(972)	(21.6)%	$23	(22.1)%
Used vehicle retail sales	$1,625	$1,657	$(32)	(1.9)%	$11	(2.6)%
Used vehicle wholesale sales	$(43)	$16	$(59)	NM	$(1)	NM
Total used	$1,296	$1,352	$(56)	(4.1)%	$9	(4.8)%
F&I PRU	$2,010	$2,034	$(24)	(1.2)%	$7	(1.5)%
Other:
SG&A expenses	$1,564.9	$1,439.4	$125.5	8.7%	$9.3	8.1%
SG&A as % gross profit	66.3%	62.9%	3.4%
Floorplan expense:
Floorplan interest expense	$76.3	$44.7	$31.6	70.6%	$0.4	69.8%
Less: floorplan assistance (1)	63.4	51.9	11.6	22.3%	—	22.2%
Net floorplan expense	$12.9	$(7.1)	$20.0		$0.3
(1) Floorplan assistance is included within Gross Profit — New vehicle retail sales above and Cost of Sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.
NM — Not Meaningful

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Nine Months Ended September 30,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$6,344.2	$6,251.4	$92.8	1.5%	$30.6	1.0%
Used vehicle retail sales	4,112.2	4,200.1	(87.9)	(2.1)%	23.7	(2.7)%
Used vehicle wholesale sales	297.5	323.3	(25.8)	(8.0)%	1.9	(8.6)%
Total used	4,409.6	4,523.4	(113.7)	(2.5)%	25.5	(3.1)%
Parts and service sales	1,665.8	1,613.5	52.4	3.2%	6.1	2.9%
F&I, net	551.3	534.6	16.7	3.1%	1.4	2.9%
Total revenues	$12,971.0	$12,922.9	$48.2	0.4%	$63.5	(0.1)%
Gross profit:
New vehicle retail sales	$452.3	$564.9	$(112.6)	(19.9)%	$2.3	(20.3)%
Used vehicle retail sales	225.6	229.2	(3.6)	(1.6)%	1.1	(2.1)%
Used vehicle wholesale sales	(2.4)	0.7	(3.1)	NM	(0.1)	NM
Total used	223.2	229.9	(6.7)	(2.9)%	1.1	(3.4)%
Parts and service sales	909.4	879.3	30.0	3.4%	3.5	3.0%
F&I, net	551.3	534.6	16.7	3.1%	1.4	2.9%
Total gross profit	$2,136.2	$2,208.7	$(72.5)	(3.3)%	$8.3	(3.7)%
Gross margin:
New vehicle retail sales	7.1%	9.0%	(1.9)%
Used vehicle retail sales	5.5%	5.5%	—%
Used vehicle wholesale sales	(0.8)%	0.2%	(1.0)%
Total used	5.1%	5.1%	—%
Parts and service sales	54.6%	54.5%	0.1%
Total gross margin	16.5%	17.1%	(0.6)%
Units sold:
Retail new vehicles sold	128,043	125,426	2,617	2.1%
Retail used vehicles sold	140,568	137,539	3,029	2.2%
Wholesale used vehicles sold	33,668	31,281	2,387	7.6%
Total used	174,236	168,820	5,416	3.2%
Average sales price per unit sold:
New vehicle retail	$50,037	$50,207	$(170)	(0.3)%	$241	(0.8)%
Used vehicle retail	$29,254	$30,537	$(1,283)	(4.2)%	$169	(4.8)%
Gross profit per unit sold:
New vehicle retail sales	$3,533	$4,504	$(971)	(21.6)%	$18	(22.0)%
Used vehicle retail sales	$1,605	$1,667	$(62)	(3.7)%	$8	(4.2)%
Used vehicle wholesale sales	$(71)	$21	$(93)	NM	$(2)	NM
Total used	$1,281	$1,362	$(81)	(5.9)%	$6	(6.4)%
F&I PRU	$2,052	$2,033	$19	1.0%	$5	0.7%
Other:
SG&A expenses	$1,461.2	$1,398.6	$62.6	4.5%	$6.4	4.0%
SG&A as % gross profit	68.4%	63.3%	5.1%
NM — Not Meaningful

Reported Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended September 30,
	2024	2023	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$2,016.8	$1,920.2	$96.6	5.0%
Used vehicle retail sales	1,158.4	1,223.5	(65.2)	(5.3)%
Used vehicle wholesale sales	82.9	80.1	2.8	3.5%
Total used	1,241.2	1,303.6	(62.4)	(4.8)%
Parts and service sales	528.4	494.4	34.0	6.9%
F&I, net	184.6	181.5	3.2	1.8%
Total revenues	$3,971.1	$3,899.7	$71.5	1.8%
Gross profit:
New vehicle retail sales	$140.2	$164.9	$(24.7)	(15.0)%
Used vehicle retail sales	61.2	65.7	(4.5)	(6.8)%
Used vehicle wholesale sales	1.3	(0.4)	1.7	NM
Total used	62.5	65.3	(2.8)	(4.3)%
Parts and service sales	290.8	271.0	19.7	7.3%
F&I, net	184.6	181.5	3.2	1.8%
Total gross profit	$678.1	$682.7	$(4.6)	(0.7)%
Gross margin:
New vehicle retail sales	7.0%	8.6%	(1.6)%
Used vehicle retail sales	5.3%	5.4%	(0.1)%
Used vehicle wholesale sales	1.5%	(0.5)%	2.1%
Total used	5.0%	5.0%	—%
Parts and service sales	55.0%	54.8%	0.2%
Total gross margin	17.1%	17.5%	(0.4)%
Units sold:
Retail new vehicles sold	39,700	37,079	2,621	7.1%
Retail used vehicles sold	38,775	39,676	(901)	(2.3)%
Wholesale used vehicles sold	9,577	8,380	1,197	14.3%
Total used	48,352	48,056	296	0.6%
Average sales price per unit sold:
New vehicle retail	$50,801	$51,786	$(985)	(1.9)%
Used vehicle retail	$29,874	$30,838	$(964)	(3.1)%
Gross profit per unit sold:
New vehicle retail sales	$3,532	$4,449	$(917)	(20.6)%
Used vehicle retail sales	$1,579	$1,656	$(77)	(4.7)%
Used vehicle wholesale sales	$133	$(51)	$184	NM
Total used	$1,293	$1,359	$(66)	(4.9)%
F&I PRU	$2,353	$2,364	$(11)	(0.5)%
Other:
SG&A expenses	$445.4	$417.4	$28.0	6.7%
SG&A as % gross profit	65.7%	61.1%	4.5%
NM — Not Meaningful

Same Store Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended September 30,
	2024	2023	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,854.5	$1,864.2	$(9.8)	(0.5)%
Used vehicle retail sales	1,099.1	1,177.9	(78.8)	(6.7)%
Used vehicle wholesale sales	76.0	75.9	0.1	0.1%
Total used	1,175.1	1,253.8	(78.7)	(6.3)%
Parts and service sales	498.9	479.9	19.0	4.0%
F&I, net	174.7	175.9	(1.2)	(0.7)%
Total revenues	$3,703.2	$3,773.8	$(70.6)	(1.9)%
Gross profit:
New vehicle retail sales	$128.4	$160.0	$(31.6)	(19.8)%
Used vehicle retail sales	58.3	63.9	(5.6)	(8.8)%
Used vehicle wholesale sales	1.2	(0.3)	1.6	NM
Total used	59.5	63.6	(4.1)	(6.4)%
Parts and service sales	272.8	262.7	10.2	3.9%
F&I, net	174.7	175.9	(1.2)	(0.7)%
Total gross profit	$635.5	$662.1	$(26.7)	(4.0)%
Gross margin:
New vehicle retail sales	6.9%	8.6%	(1.7)%
Used vehicle retail sales	5.3%	5.4%	(0.1)%
Used vehicle wholesale sales	1.6%	(0.4)%	2.0%
Total used	5.1%	5.1%	—%
Parts and service sales	54.7%	54.7%	—%
Total gross margin	17.2%	17.5%	(0.4)%
Units sold:
Retail new vehicles sold	36,031	35,914	117	0.3%
Retail used vehicles sold	36,597	38,129	(1,532)	(4.0)%
Wholesale used vehicles sold	8,753	7,989	764	9.6%
Total used	45,350	46,118	(768)	(1.7)%
Average sales price per unit sold:
New vehicle retail	$51,468	$51,908	$(440)	(0.8)%
Used vehicle retail	$30,033	$30,893	$(860)	(2.8)%
Gross profit per unit sold:
New vehicle retail sales	$3,563	$4,456	$(893)	(20.0)%
Used vehicle retail sales	$1,593	$1,676	$(83)	(5.0)%
Used vehicle wholesale sales	$141	$(41)	$181	NM
Total used	$1,312	$1,378	$(66)	(4.8)%
F&I PRU	$2,406	$2,375	$30	1.3%
Other:
SG&A expenses	$417.9	$409.8	$8.1	2.0%
SG&A as % gross profit	65.8%	61.9%	3.9%
NM — Not Meaningful

U.S. Region — Three Months Ended September 30, 2024 Compared to 2023
Revenues
Total revenues in the U.S. during the Current Quarter increased $71.5 million, or 1.8%, as compared to the Prior Year Quarter, driven by the acquisition of stores, partially offset by slightly lower same store revenues.
Total same store revenues in the U.S. during the Current Quarter decreased $70.6 million, or 1.9%, as compared to the Prior Year Quarter. This decrease was driven by lower revenues from used vehicle retail, new vehicle retail and F&I, partially offset by higher parts and service revenues.
New vehicle retail same store revenues slightly underperformed the Prior Year Quarter, driven by lower pricing, partially offset by more units sold. Manufacturer vehicle deliveries increased in the Current Quarter and as a result, our inventory levels were higher than the Prior Year Quarter, providing for the increase in units sold. Higher new vehicle supply compared to the Prior Year Quarter created downward pressure on pricing and margins. We ended the Current Quarter with a U.S. new vehicle inventory supply of 56 days, 26 days higher than the Prior Year Quarter.
Used vehicle retail same store revenues underperformed the Prior Year Quarter, primarily driven by fewer units sold, coupled with lower used vehicle retail pricing. Used vehicle supply improved as a result of higher new vehicle supply. However, lingering impacts from above-historical average inflation over the past two years reducing the disposable income of our customers and higher interest rates compared to historical averages increasing the monthly cost of financing vehicles, continued to create downward pressure on pricing and demand.
Parts and service same store revenues outperformed the Prior Year Quarter, driven by increases in warranty and customer pay revenues, partially offset by decreases in collision and wholesale revenues. This outperformance reflects increased business activity and increased same store technician headcount through our technician recruiting and retention efforts, providing greater capacity to meet increased demand.
F&I same store revenues slightly underperformed the Prior Year Quarter, primarily driven by fewer same store used vehicle units sold, partially offset by higher same store F&I gross profit per unit sold. Penetration rates for vehicle service contracts, new vehicle finance and other F&I products improved, contributing to the higher same store F&I gross profit per unit sold. OEM incentives have increased in the Current Quarter, leading to the improved new vehicle F&I penetration.
Gross Profit
Total gross profit in the U.S. during the Current Quarter decreased $4.6 million, or 0.7%, as compared to the Prior Year Quarter, driven by lower same store gross profit, partially offset by the acquisition of stores.
Total same store gross profit in the U.S. during the Current Quarter decreased $26.7 million, or 4.0%, as compared to the Prior Year Quarter, primarily driven by lower gross profit from new vehicle retail, used vehicle retail and F&I, partially offset by higher parts and service.
New vehicle retail same store gross profit underperformed the Prior Year Quarter, driven by a decrease in same store gross profit per unit sold, partially offset by a slight increase in same store units sold. The decrease in same store gross profit per unit is due to higher deliveries from our OEMs and increasing inventory levels of new vehicles as described above.
Used vehicle retail same store gross profit underperformed the Prior Year Quarter, primarily driven by a decrease in same store gross profit per unit sold, coupled with fewer same store units sold, as described above for used vehicle retail same store revenues. Our used vehicle wholesale same store gross profit outperformed the Prior Year Quarter, driven by an increase in same store gross profit per unit sold, coupled with an increase in same store units sold.
Parts and service same store gross profit outperformed the Prior Year Quarter, as described above for parts and service same store revenues.
F&I same store gross profit, slightly underperformed the Prior Year Quarter, as described above for F&I same store revenues.
Total same store gross margin in the U.S. decreased 39 basis points, primarily driven by an underperformance in new vehicle retail for the reasons described above for same store gross profit for new vehicle retail. This underperformance was partially offset by an outperformance in used vehicle wholesale as described above in same store used vehicle gross profit.
SG&A Expenses
SG&A as a percentage of gross profit increased 455 basis points and increased 387 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.

Total SG&A expenses in the U.S. during the Current Quarter increased $28.0 million, or 6.7%, as compared to the Prior Year Quarter, primarily driven by the acquisition of stores and higher same store SG&A expenses. Total same store SG&A expenses in the U.S. during the Current Quarter, increased $8.1 million, or 2.0%, as compared to the Prior Year Quarter, primarily driven by fees associated with the Inchcape Acquisition, coupled with increased outside services, professional fees and advertising expenses, partially offset by lower employee related costs.

Reported Operating Data — U.S.
(In millions, except unit data)

	Nine Months Ended September 30,
	2024	2023	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$5,826.2	$5,444.3	$381.9	7.0%
Used vehicle retail sales	3,409.7	3,393.5	16.3	0.5%
Used vehicle wholesale sales	241.2	242.2	(1.0)	(0.4)%
Total used	3,650.9	3,635.7	15.2	0.4%
Parts and service sales	1,521.0	1,459.4	61.6	4.2%
F&I, net	539.9	502.3	37.6	7.5%
Total revenues	$11,538.0	$11,041.7	$496.4	4.5%
Gross profit:
New vehicle retail sales	$416.4	$489.7	$(73.4)	(15.0)%
Used vehicle retail sales	193.7	187.5	6.2	3.3%
Used vehicle wholesale sales	3.9	3.0	0.9	30.8%
Total used	197.6	190.5	7.1	3.7%
Parts and service sales	831.1	787.4	43.7	5.5%
F&I, net	539.9	502.3	37.6	7.5%
Total gross profit	$1,985.0	$1,970.0	$15.0	0.8%
Gross margin:
New vehicle retail sales	7.1%	9.0%	(1.8)%
Used vehicle retail sales	5.7%	5.5%	0.2%
Used vehicle wholesale sales	1.6%	1.2%	0.4%
Total used	5.4%	5.2%	0.2%
Parts and service sales	54.6%	54.0%	0.7%
Total gross margin	17.2%	17.8%	(0.6)%
Units sold:
Retail new vehicles sold	114,314	104,657	9,657	9.2%
Retail used vehicles sold	115,271	110,422	4,849	4.4%
Wholesale used vehicles sold	27,629	23,296	4,333	18.6%
Total used	142,900	133,718	9,182	6.9%
Average sales price per unit sold:
New vehicle retail	$50,967	$52,020	$(1,053)	(2.0)%
Used vehicle retail	$29,580	$30,732	$(1,152)	(3.7)%
Gross profit per unit sold:
New vehicle retail sales	$3,642	$4,679	$(1,037)	(22.2)%
Used vehicle retail sales	$1,680	$1,698	$(18)	(1.1)%
Used vehicle wholesale sales	$143	$130	$13	10.3%
Total used	$1,383	$1,425	$(42)	(2.9)%
F&I PRU	$2,352	$2,335	$16	0.7%
Other:
SG&A expenses	$1,257.9	$1,209.8	$48.1	4.0%
SG&A as % gross profit	63.4%	61.4%	2.0%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Nine Months Ended September 30,
	2024	2023	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$5,252.0	$5,232.3	$19.7	0.4%
Used vehicle retail sales	3,181.6	3,234.5	(52.9)	(1.6)%
Used vehicle wholesale sales	220.8	226.3	(5.6)	(2.5)%
Total used	3,402.4	3,460.9	(58.5)	(1.7)%
Parts and service sales	1,433.6	1,404.1	29.5	2.1%
F&I, net	499.6	482.1	17.5	3.6%
Total revenues	$10,587.6	$10,579.3	$8.2	0.1%
Gross profit:
New vehicle retail sales	$374.1	$472.1	$(98.0)	(20.8)%
Used vehicle retail sales	180.7	179.8	0.9	0.5%
Used vehicle wholesale sales	3.5	3.2	0.3	10.8%
Total used	184.2	183.0	1.2	0.7%
Parts and service sales	776.5	755.7	20.8	2.8%
F&I, net	499.6	482.1	17.5	3.6%
Total gross profit	$1,834.5	$1,892.9	$(58.4)	(3.1)%
Gross margin:
New vehicle retail sales	7.1%	9.0%	(1.9)%
Used vehicle retail sales	5.7%	5.6%	0.1%
Used vehicle wholesale sales	1.6%	1.4%	0.2%
Total used	5.4%	5.3%	0.1%
Parts and service sales	54.2%	53.8%	0.3%
Total gross margin	17.3%	17.9%	(0.6)%
Units sold:
Retail new vehicles sold	102,314	100,344	1,970	2.0%
Retail used vehicles sold	107,583	104,961	2,622	2.5%
Wholesale used vehicles sold	25,144	21,970	3,174	14.4%
Total used	132,727	126,931	5,796	4.6%
Average sales price per unit sold:
New vehicle retail	$51,332	$52,143	$(811)	(1.6)%
Used vehicle retail	$29,573	$30,816	$(1,243)	(4.0)%
Gross profit per unit sold:
New vehicle retail sales	$3,657	$4,705	$(1,048)	(22.3)%
Used vehicle retail sales	$1,680	$1,713	$(34)	(2.0)%
Used vehicle wholesale sales	$139	$144	$(5)	(3.2)%
Total used	$1,388	$1,442	$(54)	(3.7)%
F&I PRU	$2,380	$2,348	$32	1.4%
Other:
SG&A expenses	$1,216.7	$1,171.9	$44.9	3.8%
SG&A as % gross profit	66.3%	61.9%	4.4%

U.S. Region — Nine Months Ended September 30, 2024 Compared to 2023
Revenues
Total revenues in the U.S. during the nine months ended September 30, 2024 (“Current Year”) increased $496.4 million, or 4.5%, as compared to the same period in 2023 (“Prior Year”), driven by the acquisition of stores.
Total same store revenues in the U.S. during the Current Year increased $8.2 million, or 0.1%, as compared to the Prior Year. This increase was driven by higher revenues from new vehicle retail, parts and service and F&I, largely offset by lower used vehicle revenues.
New vehicle retail same store revenues slightly outperformed the Prior Year, driven by more units sold, partially offset by lower pricing. Manufacturer vehicle deliveries were increased in the Current Year and as a result, our inventory levels were higher than the Prior Year, providing for the increase in units sold. Higher new vehicle supply compared to the Prior Year created downward pressure on pricing and margins. We ended the Current Year with a U.S. new vehicle inventory supply of 56 days, 26 days higher than the Prior Year.
Used vehicle retail same store revenues underperformed the Prior Year, driven by lower pricing, partially offset by more units sold. Used vehicle supply improved as a result of higher new vehicle supply. However, lingering impacts from above-historical average inflation over the past two years reducing the disposable income of our customers and higher interest rates compared to historical averages increasing the monthly cost of financing vehicles, continued to create downward pressure on pricing and demand.
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
Gross Profit
Total gross profit in the U.S. during the Current Year increased $15.0 million, or 0.8%, as compared to the Prior Year, primarily driven by the acquisition of stores, partially offset by lower same store gross profit.
Total same store gross profit in the U.S. during the Current Year decreased $58.4 million, or 3.1%, as compared to the Prior Year, primarily driven by downward pressure on new vehicle margins, partially offset by increases from parts and service and F&I.
New vehicle retail same store gross profit underperformed the Prior Year, driven by a decrease in new vehicle retail same store gross profit per unit sold, partially offset by an increase in units sold. The decrease in new vehicle retail same store gross profit per unit sold is due to higher deliveries from our OEMs, leading to increasing inventory levels of new vehicles as described above.
Used vehicle retail same store gross profit slightly outperformed the Prior Year, primarily driven by higher same store used vehicle retail units sold, partially offset by lower same store gross profit per unit sold.
Parts and service same store gross profit outperformed the Prior Year, as described above for parts and service same store revenues.
F&I same store gross profit outperformed the Prior Year, as described above for F&I same store revenues.
Total same store gross margin in the U.S. decreased 57 basis points, primarily driven by an underperformance in new vehicle retail, for the reasons described above for same store gross profit per unit sold for new vehicle retail. This underperformance was partially offset by improvement in parts and service and used vehicle gross margins.
SG&A Expenses
SG&A as a percentage of gross profit increased 196 basis points and increased 442 basis points on an as reported and same store basis, respectively, compared to the Prior Year.

Total SG&A expenses in the U.S. during the Current Year increased $48.1 million, or 4.0%, as compared to the Prior Year, primarily driven by higher same store SG&A expenses. Total same store SG&A expenses in the U.S. during the Current Year increased $44.9 million, or 3.8%, as compared to the Prior Year, primarily driven by fees associated with the Inchcape Acquisition, coupled with increased outside services, professional fees, employee related costs, advertising expenses, loaner car and related expenses, information technology equipment and related services, insurance expenses and legal fees. SG&A expenses also included $5.9 million in pre-tax one-time compensation payments to retain our field employees during the CDK Incident.

Reported Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended September 30,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$550.7	$344.4	$206.4	59.9%	$19.9	54.2%
Used vehicle retail sales	498.2	336.1	162.1	48.2%	14.2	44.0%
Used vehicle wholesale sales	40.3	34.6	5.7	16.4%	1.1	13.1%
Total used	538.5	370.7	167.8	45.3%	15.4	41.1%
Parts and service sales	131.6	72.5	59.1	81.4%	3.7	76.3%
F&I, net	29.4	17.9	11.6	64.6%	0.9	59.3%
Total revenues	$1,250.3	$805.5	$444.8	55.2%	$39.8	50.3%
Gross profit:
New vehicle retail sales	$43.0	$29.4	$13.6	46.4%	$1.7	40.6%
Used vehicle retail sales	26.8	15.7	11.1	71.0%	0.7	66.4%
Used vehicle wholesale sales	(0.9)	(1.9)	1.0	54.3%	—	55.2%
Total used	25.9	13.8	12.2	88.3%	0.7	83.2%
Parts and service sales	76.2	42.5	33.7	79.3%	2.2	74.0%
F&I, net	29.4	17.9	11.6	64.6%	0.9	59.3%
Total gross profit	$174.5	$103.5	$71.0	68.6%	$5.6	63.2%
Gross margin:
New vehicle retail sales	7.8%	8.5%	(0.7)%
Used vehicle retail sales	5.4%	4.7%	0.7%
Used vehicle wholesale sales	(2.2)%	(5.5)%	3.3%
Total used	4.8%	3.7%	1.1%
Parts and service sales	57.9%	58.6%	(0.7)%
Total gross margin	14.0%	12.9%	1.1%
Units sold:
Retail new vehicles sold	14,075	8,271	5,804	70.2%
Retail used vehicles sold	17,132	11,123	6,009	54.0%
Wholesale used vehicles sold	4,643	3,360	1,283	38.2%
Total used	21,775	14,483	7,292	50.3%
Average sales price per unit sold:
New vehicle retail	$41,188	$43,342	$(2,154)	(5.0)%	$1,485	(8.4)%
Used vehicle retail	$29,078	$30,213	$(1,135)	(3.8)%	$829	(6.5)%
Gross profit per unit sold:
New vehicle retail sales	$3,055	$3,551	$(497)	(14.0)%	$121	(17.4)%
Used vehicle retail sales	$1,563	$1,408	$155	11.0%	$42	8.0%
Used vehicle wholesale sales	$(187)	$(566)	$379	66.9%	$(4)	67.6%
Total used	$1,190	$950	$240	25.3%	$32	21.8%
F&I PRU	$944	$922	$21	2.3%	$30	(1.0)%
Other:
SG&A expenses	$146.1	$79.3	$66.9	84.4%	$4.3	79.0%
SG&A as % gross profit	83.7%	76.6%	7.1%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended September 30,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$354.9	$344.4	$10.5	3.0%	$12.0	(0.4)%
Used vehicle retail sales	312.0	336.1	(24.0)	(7.2)%	8.3	(9.6)%
Used vehicle wholesale sales	24.7	34.6	(10.0)	(28.8)%	0.7	(30.7)%
Total used	336.7	370.7	(34.0)	(9.2)%	9.0	(11.6)%
Parts and service sales	79.9	69.8	10.1	14.4%	2.1	11.4%
F&I, net	17.9	17.9	—	0.1%	0.5	(2.9)%
Total revenues	$789.3	$802.7	$(13.4)	(1.7)%	$23.5	(4.6)%
Gross profit:
New vehicle retail sales	$24.8	$29.4	$(4.6)	(15.5)%	$0.9	(18.8)%
Used vehicle retail sales	14.6	15.7	(1.1)	(6.9)%	0.4	(9.2)%
Used vehicle wholesale sales	(1.2)	(1.9)	0.7	37.7%	—	39.0%
Total used	13.4	13.8	(0.4)	(2.6)%	0.3	(5.1)%
Parts and service sales	46.0	41.2	4.8	11.5%	1.3	8.5%
F&I, net	17.9	17.9	—	0.1%	0.5	(2.9)%
Total gross profit	$102.1	$102.2	$(0.2)	(0.2)%	$3.1	(3.2)%
Gross margin:
New vehicle retail sales	7.0%	8.5%	(1.5)%
Used vehicle retail sales	4.7%	4.7%	—%
Used vehicle wholesale sales	(4.8)%	(5.5)%	0.7%
Total used	4.0%	3.7%	0.3%
Parts and service sales	57.6%	59.1%	(1.5)%
Total gross margin	12.9%	12.7%	0.2%
Units sold:
Retail new vehicles sold	8,380	8,271	109	1.3%
Retail used vehicles sold	11,038	11,123	(85)	(0.8)%
Wholesale used vehicles sold	2,929	3,360	(431)	(12.8)%
Total used	13,967	14,483	(516)	(3.6)%
Average sales price per unit sold:
New vehicle retail	$44,920	$43,342	$1,578	3.6%	$1,517	0.1%
Used vehicle retail	$28,267	$30,213	$(1,946)	(6.4)%	$753	(8.9)%
Gross profit per unit sold:
New vehicle retail sales	$2,960	$3,551	$(591)	(16.6)%	$113	(19.8)%
Used vehicle retail sales	$1,322	$1,408	$(87)	(6.1)%	$34	(8.5)%
Used vehicle wholesale sales	$(405)	$(566)	$161	28.5%	$(9)	30.1%
Total used	$960	$950	$9	1.0%	$25	(1.6)%
F&I PRU	$922	$922	$(1)	(0.1)%	$28	(3.1)%
Other:
SG&A expenses	$86.4	$78.0	$8.4	10.8%	$2.4	7.8%
SG&A as % gross profit	84.7%	76.3%	8.4%

U.K. Region — Three Months Ended September 30, 2024 Compared to 2023
Retail new vehicle units sold include new vehicle agency units. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold for new vehicles as only the sales commission is reported within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.221 at September 30, 2023, to £1 to $1.339 at September 30, 2024, or an increase in the value of the GBP of 9.7%.
Revenues
Total revenues in the U.K. during the Current Quarter increased $444.8 million, or 55.2%, as compared to the Prior Year Quarter, primarily driven by the acquisition of stores and changes in foreign currency exchange rates.
Total same store revenues in the U.K. during the Current Quarter slightly decreased $13.4 million, or 1.7%, as compared to the Prior Year Quarter, primarily driven by an underperformance in used vehicle sales, partially offset by outperformances in new vehicle sales, parts and service and the benefit of positive foreign currency exchange rate movement. On a constant currency basis, revenues decreased 4.6%, primarily driven by underperformances across all revenue streams except parts and service.
New vehicle retail same store revenues, on a constant currency basis, were relatively consistent with the Prior Year Quarter. We ended the Current Quarter with a U.K. new vehicle inventory supply of 23 days, one day higher than the Prior Year Quarter.
Used vehicle retail same store revenues, on a constant currency basis, underperformed the Prior Year Quarter, primarily driven by lower used vehicle retail pricing on a constant currency basis and fewer units sold.
Used vehicle wholesale same store revenues, on a constant currency basis, underperformed the Prior Year Quarter, primarily driven by a decrease in units sold.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by increases in customer pay, warranty and wholesale revenues, reflecting increased business activity. We have invested in improvements to our U.K. customer contact center, streamlining operations to make scheduling appointments easier for customers, resulting in an increase in parts and service activity driving an increase in revenues as compared to the Prior Year Quarter.
F&I same store revenues, on a constant currency basis, underperformed the Prior Year Quarter, primarily driven by a decrease in the number of contracts sold.
Gross Profit
Total gross profit in the U.K. during the Current Quarter increased $71.0 million, or 68.6%, as compared to the Prior Year Quarter.
Total same store gross profit in the U.K. during the Current Quarter decreased $0.2 million, or 0.2%, as compared to the Prior Year Quarter. On a constant currency basis, total same store gross profit decreased 3.2%, driven by downward pressure on same store new vehicle and used vehicle gross profit, partially offset by higher same store parts and service gross profit.
New vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year, primarily due to a decrease in new vehicle retail gross profit per unit sold, partially offset by an increase units sold, as a result of the increase in new vehicle production since the Prior Year Quarter, generating downward pressure on new vehicle margins.
Used vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year Quarter, driven by a decrease in used vehicle retail same store gross profit per unit sold and fewer units sold.
Parts and service same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, driven by increases in parts and service same store revenues, as discussed above in parts and service same store revenues.
F&I same store gross profit, on a constant currency basis, underperformed the Prior Year Quarter, as described above in F&I same store revenues.
Total same store gross margin in the U.K. increased 20 basis points, primarily driven by a slight improvement in used vehicle wholesale margins.

SG&A Expenses
SG&A as a percentage of gross profit increased by 714 and 839 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.K. during the Current Quarter increased $66.9 million, or 84.4%, as compared to the Prior Year Quarter. Total same store SG&A expenses in the U.K. during the Current Quarter increased $8.4 million, or 10.8%, as compared to the Prior Year Quarter. On a constant currency basis, total same store SG&A expenses increased 7.8%. These increases were primarily driven by fees associated with the Inchcape Acquisition, coupled with increased employee related costs and advertising costs, offset by lower facilities costs compared to the Prior Year Quarter.

Reported Operating Data — U.K.
(In millions, except unit data)

	Nine Months Ended September 30,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,288.2	$1,019.1	$269.0	26.4%	$41.2	22.4%
Used vehicle retail sales	1,116.7	965.6	151.2	15.7%	32.7	12.3%
Used vehicle wholesale sales	92.3	96.9	(4.6)	(4.8)%	2.6	(7.4)%
Total used	1,209.1	1,062.5	146.6	13.8%	35.3	10.5%
Parts and service sales	289.8	217.9	71.9	33.0%	8.7	29.0%
F&I, net	63.2	52.5	10.7	20.5%	2.0	16.7%
Total revenues	$2,850.2	$2,352.0	$498.2	21.2%	$87.0	17.5%
Gross profit:
New vehicle retail sales	$96.4	$92.8	$3.6	3.9%	$3.3	0.3%
Used vehicle retail sales	57.1	49.4	7.7	15.6%	1.7	12.1%
Used vehicle wholesale sales	(5.6)	(2.5)	(3.1)	(124.2)%	—	(122.4)%
Total used	51.5	46.9	4.6	9.8%	1.7	6.2%
Parts and service sales	165.7	127.5	38.2	30.0%	5.0	26.0%
F&I, net	63.2	52.5	10.7	20.5%	2.0	16.7%
Total gross profit	$376.8	$319.7	$57.2	17.9%	$12.0	14.1%
Gross margin:
New vehicle retail sales	7.5%	9.1%	(1.6)%
Used vehicle retail sales	5.1%	5.1%	—%
Used vehicle wholesale sales	(6.0)%	(2.6)%	(3.5)%
Total used	4.3%	4.4%	(0.2)%
Parts and service sales	57.2%	58.5%	(1.3)%
Total gross margin	13.2%	13.6%	(0.4)%
Units sold:
Retail new vehicles sold	31,424	25,082	6,342	25.3%
Retail used vehicles sold	39,079	32,578	6,501	20.0%
Wholesale used vehicles sold	10,238	9,311	927	10.0%
Total used	49,317	41,889	7,428	17.7%
Average sales price per unit sold:
New vehicle retail	$43,001	$42,149	$852	2.0%	$1,375	(1.2)%
Used vehicle retail	$28,577	$29,639	$(1,062)	(3.6)%	$837	(6.4)%
Gross profit per unit sold:
New vehicle retail sales	$3,067	$3,699	$(632)	(17.1)%	$106	(19.9)%
Used vehicle retail sales	$1,461	$1,516	$(55)	(3.7)%	$44	(6.6)%
Used vehicle wholesale sales	$(545)	$(267)	$(278)	(103.9)%	$(4)	(102.2)%
Total used	$1,044	$1,120	$(75)	(6.7)%	$34	(9.8)%
F&I PRU	$897	$910	$(13)	(1.5)%	$28	(4.6)%
Other:
SG&A expenses	$307.0	$229.6	$77.4	33.7%	$9.3	29.7%
SG&A as % gross profit	81.5%	71.8%	9.6%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Nine Months Ended September 30,
	2024	2023	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,092.3	$1,019.1	$73.1	7.2%	$30.6	4.2%
Used vehicle retail sales	930.6	965.6	(35.0)	(3.6)%	23.7	(6.1)%
Used vehicle wholesale sales	76.7	96.9	(20.3)	(20.9)%	1.9	(22.8)%
Total used	1,007.3	1,062.5	(55.2)	(5.2)%	25.5	(7.6)%
Parts and service sales	232.2	209.4	22.8	10.9%	6.1	8.0%
F&I, net	51.7	52.5	(0.8)	(1.5)%	1.4	(4.2)%
Total revenues	$2,383.4	$2,343.5	$39.9	1.7%	$63.5	(1.0)%
Gross profit:
New vehicle retail sales	$78.2	$92.8	$(14.6)	(15.7)%	$2.3	(18.2)%
Used vehicle retail sales	44.9	49.4	(4.5)	(9.1)%	1.1	(11.4)%
Used vehicle wholesale sales	(5.9)	(2.5)	(3.4)	(136.9)%	(0.1)	(134.7)%
Total used	39.0	46.9	(7.9)	(16.8)%	1.1	(19.2)%
Parts and service sales	132.8	123.6	9.2	7.4%	3.5	4.6%
F&I, net	51.7	52.5	(0.8)	(1.5)%	1.4	(4.2)%
Total gross profit	$301.7	$315.8	$(14.1)	(4.5)%	$8.3	(7.1)%
Gross margin:
New vehicle retail sales	7.2%	9.1%	(1.9)%
Used vehicle retail sales	4.8%	5.1%	(0.3)%
Used vehicle wholesale sales	(7.7)%	(2.6)%	(5.1)%
Total used	3.9%	4.4%	(0.5)%
Parts and service sales	57.2%	59.0%	(1.8)%
Total gross margin	12.7%	13.5%	(0.8)%
Units sold:
Retail new vehicles sold	25,729	25,082	647	2.6%
Retail used vehicles sold	32,985	32,578	407	1.2%
Wholesale used vehicles sold	8,524	9,311	(787)	(8.5)%
Total used	41,509	41,889	(380)	(0.9)%
Average sales price per unit sold:
New vehicle retail	$44,608	$42,149	$2,458	5.8%	$1,251	2.9%
Used vehicle retail	$28,213	$29,639	$(1,426)	(4.8)%	$718	(7.2)%
Gross profit per unit sold:
New vehicle retail sales	$3,039	$3,699	$(660)	(17.8)%	$91	(20.3)%
Used vehicle retail sales	$1,361	$1,516	$(155)	(10.2)%	$35	(12.5)%
Used vehicle wholesale sales	$(692)	$(267)	$(424)	NM	$(6)	NM
Total used	$940	$1,120	$(180)	(16.1)%	$26	(18.4)%
F&I PRU	$880	$910	$(30)	(3.3)%	$24	(5.9)%
Other:
SG&A expenses	$244.4	$226.7	$17.7	7.8%	$6.4	5.0%
SG&A as % gross profit	81.0%	71.8%	9.2%
NM — Not Meaningful

U.K. Region — Nine Months Ended September 30, 2024 Compared to 2023
Retail new vehicle units sold include new vehicle agency units. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold for new vehicles as only the sales commission is reported within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.221 at September 30, 2023, to £1 to $1.339 at September 30, 2024, or an increase in the value of the GBP of 9.7%.
Revenues
Total revenues in the U.K. during the Current Year increased $498.2 million, or 21.2%, as compared to the Prior Year, primarily driven by the acquisition of stores and changes in foreign currency exchange rates.
Total same store revenues in the U.K. during the Current Year increased $39.9 million, or 1.7%, as compared to the Prior Year, primarily driven by outperformances in new vehicle retail sales and parts and service and the benefit of positive foreign currency exchange rate movement, partially offset by lower used vehicle sales and F&I. On a constant currency basis, same store revenues decreased 1.0%, primarily driven by underperformances in used vehicle sales and F&I, offset by higher new vehicle retail sales and parts and service.
New vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year, driven by more units sold, coupled with slightly higher pricing. We ended the Current Year with a U.K. new vehicle inventory supply of 23 days, one day higher than the Prior Year.
Used vehicle retail same store revenues, on a constant currency basis, underperformed the Prior Year, driven by lower used vehicle retail pricing, partially offset by more units sold.
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
Gross Profit
Total gross profit in the U.K. during the Current Year increased $57.2 million, or 17.9%, as compared to the Prior Year Quarter.
Total same store gross profit in the U.K. during the Current Year decreased $14.1 million, or 4.5%, as compared to the Prior Year. On a constant currency basis, total same store gross profit decreased 7.1%, driven by downward pressures on margins across all lines of business.
New vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year, primarily due to decrease in new vehicle retail gross profit per unit sold, partially offset by an increase in units sold, as a result of the increase in vehicle inventory production generating downward pressure on new vehicle margins.
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
F&I same store gross profit, on a constant currency basis, underperformed the Prior Year, as described above in F&I same store revenues.
Total same store gross margin in the U.K. decreased 82 basis points, driven by margin declines across all lines of business attributable to the factors as described above under gross profit.

SG&A Expenses
SG&A as a percentage of gross profit increased by 964 and 923 basis points on an as reported and same store basis, respectively, compared to the Prior Year.
Total SG&A expenses in the U.K. during the Current Year increased $77.4 million, or 33.7%, as compared to the Prior Year. Total same store SG&A expenses in the U.K. during the Current Year increased $17.7 million, or 7.8%, as compared to the Prior Year. On a constant currency basis, total same store SG&A expenses increased 5.0%. These increases were primarily driven by fees associated with the Inchcape Acquisition, coupled with increased demonstration and loaner car expenses, employee related costs and advertising costs, offset by lower facilities costs compared to the Prior Year.
Consolidated Selected Comparisons — Three and Nine Months Ended September 30, 2024 Compared to 2023
The following table (in millions) and discussion of our results of operations are on a consolidated basis, unless otherwise noted.

	Three Months Ended September 30,
	2024	2023	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$29.5	$23.1	$6.4	27.8%
Floorplan interest expense	$31.1	$16.5	$14.6	88.7%
Other interest expense, net	$39.8	$26.5	$13.3	50.1%
Provision for income taxes	$42.5	$56.4	$(13.9)	(24.7)%

	Nine Months Ended September 30,
	2024	2023	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$81.6	$68.6	$12.9	18.8%
Floorplan interest expense	$76.3	$44.7	$31.6	70.6%
Other interest expense, net	$102.5	$72.1	$30.4	42.1%
Provision for income taxes	$133.5	$161.6	$(28.1)	(17.4)%
Depreciation and Amortization Expense
Depreciation and amortization expense for the Current Quarter and Current Year was higher compared to the Prior Year Quarter and Prior Year, primarily driven by acquired property and equipment in our U.S. and U.K. regions, as we continue to strategically add dealership related real estate and facilities to our investment portfolio and make improvements to our existing facilities intended to enhance the profitability of our dealerships and improve the overall customer experience.
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
Total floorplan interest expense during the Current Quarter, increased $14.6 million, or 88.7%, as compared to the Prior Year Quarter. For the Current Year, floorplan interest expense increased $31.6 million, or 70.6%, as compared to the Prior Year. The increase in floorplan interest expense during the Current Quarter and Current Year was driven primarily by an increase in inventories added to our floorplan due to improvements in manufacturer production as well as acquisitions, partially offset by realized gains on our interest rate swap portfolio due to increases in corresponding interest rates.
Refer to Note 6. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements for additional discussion of interest rate swaps.

Other Interest Expense, Net
Other interest expense, net consists of interest charges primarily on our $750.0 million 4.00% Senior Notes due August 2028 (“4.00% Senior Notes”), $500.0 million 6.375% Senior Notes due January 2030 (“6.375% Senior Notes”), real estate related debt and other debt, partially offset by interest income.
Other interest expense, net during the Current Quarter, increased $13.3 million, or 50.1%, as compared to the Prior Year Quarter. For the Current Year, other interest expense, net, increased $30.4 million, or 42.1%, as compared to the Prior Year. The increase in other interest expense, net during the Current Quarter and Current Year was primarily attributable to increased borrowings on the Acquisition Line, the issuance of the 6.375% Senior Notes during the Current Quarter, additional real estate related debt in our U.S. and U.K. regions and higher interest rates on existing borrowings. Additionally, the difference in the Current Year was partly due to a decrease in the gain recognized on the de-designation of mortgage interest rate swaps as compared to the Prior Year of approximately $3.8 million. Refer to Note 8. Debt within our Notes to Condensed Consolidated Financial Statements for additional discussion of our debt. Refer to Note 6. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements for additional discussion of the de-designation of the mortgage interest rate swap.
Provision for Income Taxes
Provision for income taxes of $42.5 million during the Current Quarter decreased by $13.9 million, or 24.7%, as compared to the Prior Year Quarter. For the Current Year, our provision for income taxes of $133.5 million decreased by $28.1 million or 17.4%, as compared to the Prior Year. The tax expense decrease in the Current Quarter and Current Year, as compared to the Prior Year Quarter and Prior Year, was primarily due to lower pre-tax book income. Our Current Year effective tax rate of 24.9%, remained consistent with the Prior Year effective tax rate of 24.7%.
We believe that it is more-likely-than-not that our deferred tax assets, net of valuation allowances provided, will be realized, based primarily on assumptions of our future taxable income, considering future reversals of existing taxable temporary differences.
Liquidity and Capital Resources
Our liquidity and capital resources are primarily derived from cash on hand, cash temporarily invested as a pay down of our U.S. Floorplan Line and FMCC Facility levels (refer to Note 9. Floorplan Notes Payable within our Notes to Condensed Consolidated Financial Statements for additional information), cash from operations, borrowings under our credit facilities, working capital, dealership and real estate acquisition financing and proceeds from debt and equity offerings. We anticipate we will generate sufficient cash flows from operations, coupled with cash on hand and available borrowing capacity under our credit facilities, to fund our working capital requirements, service our debt and meet any other recurring operating expenditures.
Available Liquidity Resources
We had the following sources of liquidity available (in millions):

September 30, 2024
Cash and cash equivalents	$58.7
Floorplan offset accounts	99.8
Available capacity under Acquisition Line	654.6
Total liquidity	$813.1
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
The following table reconciles cash flows on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Nine Months Ended September 30,
	2024	2023	% Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$373.7	$392.5	(4.8)%
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisitions and dispositions	120.0	156.5
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	(38.5)	5.7
Adjusted net cash provided by operating activities	$455.3	$554.7	(17.9)%
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$(1,209.3)	$(345.8)	(249.7)%
Change in cash paid for acquisitions, associated with Floorplan notes payable	50.3	64.9
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(31.9)	(44.1)
Adjusted net cash used in investing activities	$(1,190.9)	$(325.0)	(266.5)%
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities:	$840.9	$(41.7)	2,115.8%
Change in Floorplan notes payable, excluding floorplan offset	(99.9)	(183.0)
Adjusted net cash provided by (used in) financing activities	$741.0	$(224.7)	429.8%
Sources and Uses of Liquidity from Operating Activities — Nine Months Ended September 30, 2024 Compared to 2023
For the Current Year, net cash provided by operating activities decreased by $18.8 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash provided by operating activities decreased by $99.4 million. The decrease on an adjusted basis was primarily driven by an $89.5 million decrease in net income, a $56.1 million decrease in accounts payable and accrued expenses and a $21.9 million decrease in floorplan notes payable – manufacturer affiliates, partially offset by an $87.5 million decrease in contracts-in-transit and vehicle receivables.
Sources and Uses of Liquidity from Investing Activities — Nine Months Ended September 30, 2024 Compared to 2023
For the Current Year, net cash used in investing activities increased by $863.5 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in investing activities increased by $865.9 million, primarily due to a $903.5 million increase in acquisition activity, a $32.1 million increase in escrow payments for acquisitions and a $15.2 million increase in purchases of property and equipment, including real estate, partially offset by a $76.8 million increase in proceeds from disposition of franchises and property and equipment.
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
For the Current Year, $152.6 million was used to purchase property and equipment.

Sources and Uses of Liquidity from Financing Activities — Nine Months Ended September 30, 2024 Compared to 2023
For the Current Year, net cash provided by financing activities increased by $882.7 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash provided by financing activities increased by $965.7 million. The increase in net cash provided by financing activities on an adjusted basis was primarily driven by the issuance of $500.0 million of 6.375% Senior Notes, a $419.0 million increase in net borrowings of other debt, including real estate-related debt and increases in net borrowings on our U.S. Floorplan line of $232.5 million (representing the net cash activity in our floorplan offset account). These increases were partially offset by a $179.5 million increase in net repayments on the Acquisition Line.
Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of September 30, 2024 (in millions):

	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,500.0	$1,203.2	$296.8
Acquisition Line (2)	1,000.0	179.4	654.6
Total revolving credit facility	2,500.0	1,382.6	951.4
FMCC Facility (3)	300.0	162.1	137.9
GM Financial Facility (4)	348.1	239.1	109.0
Total U.S. credit facilities (5)	$3,148.1	$1,783.8	$1,198.3
(1) The available balance at September 30, 2024, includes $99.8 million of immediately available funds. The remaining available balance can be used for vehicle inventory financing.
(2) The outstanding balance of $179.4 million is related to outstanding letters of credit of $12.2 million and $167.2 million in borrowings. The borrowings outstanding under the Acquisition Line included $75.0 million USD borrowings and £70.0 million of GBP borrowings translated at the spot rate on the day borrowed, solely for purposes of calculating the outstanding and available borrowings under the Acquisition Line in accordance with the Revolving Credit Facility. The available borrowings may be limited from time to time, based on certain debt covenant calculations, and as a result, the outstanding balance plus available borrowings may not equal the total commitment.
(3) The available balance at September 30, 2024, includes no immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4) The remaining available balance as of September 30, 2024, can be used for General Motors new and rental vehicle inventory financing.
(5) The outstanding balance excludes $665.0 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
We have other credit facilities in the U.S. and the U.K. with third-party financial institutions, most of which are affiliated with the automobile manufacturers that provide financing for portions of our new, used and rental vehicle inventories. In addition, we have outstanding debt instruments, including our 4.00% and 6.375% Senior Notes, as well as real estate related and other debt instruments. Refer to Note 8. Debt within our Notes to Condensed Consolidated Financial Statements for further information.
Covenants
Our Revolving Credit Facility, indentures governing our 4.00% and 6.375% Senior Notes and certain mortgage term loans contain customary financial and operating covenants that place restrictions on us, including our ability to incur additional indebtedness, create liens or to sell or otherwise dispose of assets and to merge or consolidate with other entities. Certain of our mortgage agreements contain cross-default provisions that, in the event of a default of certain mortgage agreements and of our Revolving Credit Facility, could trigger an uncured default.
As of September 30, 2024, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of September 30, 2024
	Required	Actual
Total adjusted leverage ratio	< 5.75	2.98
Fixed charge coverage ratio	> 1.20	3.57

Based on our position as of September 30, 2024, and our outlook as discussed within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 8. Debt and Note 9. Floorplan Notes Payable within our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of September 30, 2024.
Share Repurchases and Dividends
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock up to a certain monetary limit. On May 9, 2024, our Board of Directors increased the share repurchase authorization to $250.0 million. For the Current Year, 438,165 shares were repurchased, at an average price of $295.80 per share, for a total of $129.6 million, excluding excise taxes of $1.1 million. As of September 30, 2024, we had $174.8 million available under our current share repurchase authorization.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. We address interest rate risks primarily through the use of interest rate swaps. We do not currently hedge foreign currency exchange risk, as discussed further below. The following quantitative and qualitative information is provided regarding our foreign currency exchange rates and financial instruments to which we are a party at September 30, 2024, and from which we may incur future gains or losses from changes in market interest rates and/or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Interest Rates
We have interest rate risk on our variable-rate debt obligations. Based on variable-rate borrowings outstanding of $3.2 billion and $2.1 billion during the Current Year and Prior Year, respectively, a 100 basis-point change in interest rates would have resulted in an approximate $22.8 million and a $11.9 million change to our annual interest expense, respectively, after consideration of the average interest rate swaps in effect during the periods.
To mitigate the impact of interest rate fluctuations, we employ an interest rate hedging strategy, whereby we swap variable interest rate exposure on a portion of our borrowings for a fixed interest rate. In addition, our exposure to changes in interest rates with respect to our variable-rate floorplan borrowings is partially mitigated by manufacturers’ interest assistance, which in some cases is influenced by changes in market-based variable interest rates. We reflect interest assistance as a reduction of new vehicle inventory cost until the associated vehicle is sold. During the Current Year and Prior Year, we recognized $63.4 million and $51.9 million, respectively, of interest assistance as a reduction of new vehicle cost of sales.
Foreign Currency Exchange Rates
The functional currency of our U.K. subsidiaries is the GBP. Our exposure to fluctuating foreign currency exchange rates relates to the effects of translating financial statements of those subsidiaries into our reporting currency, which we do not hedge against based on our investment strategy in these foreign operations. A 10% devaluation in average foreign currency exchange rates for GBP to USD would have resulted in a $259.1 million and $213.8 million decrease to our revenues for the Current Year and Prior Year, respectively.
For additional information about our market sensitive financial instruments, refer to Note 6. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2024, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We depend on the efficient operation of our information systems and those of our third-party service providers and rely on information systems at our dealerships in all aspects of our sales and service efforts, as well as in the preparation of our consolidated financial and operating data. All of our dealerships currently operate on two DMSs, one DMS for the U.S and one DMS for the U.K. Additionally, in the ordinary course of business, we receive significant PII about our customers and our employees. Such PII is primarily collected at our dealerships and through our Acceleride® platform via an online DMS. A security incident to obtain such information could be caused by malicious insiders and third parties using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, malware, fraud, trickery, or other forms of deception. Although companies across all industries are affected by malicious efforts to obtain access to PII, the automotive dealership industry has been a particular target of identity thieves. The techniques used by cyber attackers change frequently and may be difficult to detect. We have implemented security measures that are designed to detect and protect against cyberattacks.
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

Despite ongoing efforts to improve our ability to protect data from compromise, we may not be able to protect all of our data across our diverse systems and third-party vendors. For example, during the quarter ended June 30, 2024, we were informed of a cybersecurity incident experienced by CDK, which resulted in service outages on CDK’s dealers’ systems. CDK provides clients in the automotive industry, including our dealerships in the U.S., with a SaaS platform used by dealerships in managing customer relationships, sales, financing, service, inventory and back-office operations. In response to the CDK Incident, we immediately activated our cyber incident response procedures and proactively took measures to protect and isolate our systems from CDK’s platform. All of our U.S. dealerships continued to conduct business using alternative processes until CDK’s dealers’ systems were fully back online. We also do not believe that the CDK Incident resulted in a breach of any PII about our customers or employees. Our dealerships in the U.K. do not use CDK’s dealers’ systems and were therefore not impacted by the CDK service outage. As a consequence, while we do not expect the CDK Incident to have a material impact on our overall financial condition or on its ongoing results of operations, if we, or any of our third-party services providers were to experience a material cybersecurity event, our business and results of operations and financial condition could be materially and adversely impacted.
We are subject to automotive and other laws and regulations, which, if we are found to have violated, may adversely affect our business and results of operations.
A number of laws and regulations applicable to automotive companies affect our business and conduct, including, but not limited to, our sales, operations, financing, insurance, advertising and employment practices. Other rules such as franchise laws and regulations, consumer protection laws and other extensive laws and regulations apply to new and used motor vehicle dealers. Additionally, in every jurisdiction in which we operate, we must obtain various permits and licenses in order to conduct our business. Any failure to comply with these laws and regulations may result in administrative, civil or criminal penalties, the imposition of investigatory remedial obligations or the limitations on certain aspects of our operations.
In the U.K., the Financial Conduct Authority (the “FCA”) regulates financial services firms and financial markets, including our activities in acting as broker for the financing of vehicle sales. In January 2024, the FCA announced that it planned to undertake a formal review into the historic use of discretionary commission arrangements (“DCAs”) amid concerns that the practice of linking brokers’ commissions to the interest rate charged to customers may have been unfair to customers, resulting in customers paying too much for their car loans.
Additionally in the U.K., on October 25, 2024, the U.K. Court of Appeal issued a judgment in the three joined appeals for Johnson v Firstrand Bank Ltd, Wrench v Firstrand Bank Ltd and Hopcraft v Close Brothers Ltd (collectively, the “COA litigation”), finding that the claimants in those cases are entitled to be paid a sum equivalent to the undisclosed commission paid by their lenders to the dealerships from which they acquired their cars plus interest. Underlying the Court’s judgment were the findings that, among other things, brokers owe fiduciary and/or disinterested duties to customers, which, among other things, require disclosure to the customer of the rate and amount of the commission paid and the basis for its calculation. As a result, the failure to provide such full commission disclosure effectively results in the failure to obtain a customer’s fully informed consent to the payment of commission. The judgment also appears to extend beyond DCAs to address all commission disclosures generally. Finally, the U.K. Court of Appeal held where there is a failure to disclose, lenders and dealerships who acted as brokers are jointly and severally liable for the repayment of the commission.
The final outcomes of the FCA’s DCA review and the COA litigation, including an anticipated appeal thereof to The Supreme Court of the United Kingdom, are uncertain. Any judicial outcome or regulatory redress scheme, which ultimately results in a wider legal or regulatory requirement to refund historical commissions paid to us, could materially and adversely affect our U.K. operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the Current Quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1, 2024 — July 31, 2024	712	$343.14	712	$204.4
August 1, 2024 — August 31, 2024	1,087	$334.67	1,087	$204.0
September 1, 2024 — September 30, 2024	83,446	$349.80	83,446	$174.8
Total	85,245		85,245
(1) Our Board of Directors from time to time authorizes the repurchase of shares of our common stock up to a certain monetary limit. On May 9, 2024, our Board of Directors increased the share repurchase authorization to $250.0 million. Our share repurchase authorization does not have an expiration date.
Future share repurchases are subject to the business judgment of our Board of Directors and management, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, changes in laws and regulations, current economic environment and other factors considered relevant. As of September 30, 2024, we had $174.8 million available under our current share repurchase authorization. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on share repurchases and authorization.
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

4.1	—
Indenture, dated as of July 30, 2024, by and among Group 1 Automotive, Inc., the guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Group 1 Automotive Inc’s Current Report on Form 8-K (File No. 001-13461) filed July 30, 2024).

4.2	—
Form of 6.375% Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 of Group 1 Automotive Inc’s Current Report on Form 8-K (File No. 001-13461) filed July 30, 2024).

10.1*	—	Fourth Amendment to the Twelfth Amended and Restated Revolving Credit Agreement effective July 25, 2024.
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in exhibit 101)

*	Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

Date:	November 1, 2024	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer