Form 10-Q
period 2025-03-31
GROUP 1 AUTOMOTIVE INC
filed 2025-04-25
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 1-13461
Group 1 Automotive, Inc.
(Exact name of registrant as specified in its charter)

Delaware		76-0506313
(State of other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
730 Town and Country Blvd.,	Suite 500	77024
Houston,	TX	(Zip code)
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of April 22, 2025, the registrant had 12,934,719 shares of common stock outstanding.

i

GLOSSARY OF DEFINITIONS

The following are abbreviations and definitions of terms used within this report:

Terms	Definitions
ASU	Accounting Standards Update
AOCI	Accumulated other comprehensive income (loss)
EPS	Earnings per share
F&I	Finance, insurance and other
FMCC	Ford Motor Credit Company
GBP	British Pound Sterling (£)
OEM	Original equipment manufacturer
PRU	Per retail unit
SG&A	Selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.K.	United Kingdom
U.S.	United States of America
USD	United States Dollar ($)
U.S. GAAP	Accounting principles generally accepted in the U.S.

Forward-Looking Statements
Unless the context requires otherwise, references to “we,” “us,” “our” “Group 1” or the “Company” are intended to mean the business and operations of Group 1 Automotive, Inc. and its subsidiaries.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements include, but are not limited to, statements concerning the Company’s strategy, future operating performance, future liquidity and availability of financing, capital allocation, the completion of future acquisitions and divestitures, as well as the impact of cyberattacks or other privacy/data security incidents, business trends in the retail automotive industry, changes in regulations and potential changes in U.S. and global trade policy, including the imposition by the U.S. of significant tariffs on the import of automobiles and certain materials used in our parts and service operating business and the resulting consequences. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions are intended to identify forward-looking statements.
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
For additional information regarding known material factors that could cause actual results to differ from projected results, refer to Part II, Item 1A. Risk Factors herein and Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as well as Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70.5	$34.4
Contracts-in-transit and vehicle receivables, net	433.7	360.1
Accounts and notes receivable, net	316.7	303.0
Inventories	2,558.4	2,636.8
Prepaid expenses	56.6	67.9
Other current assets	23.5	18.8
Current assets classified as held for sale	49.4	76.2
TOTAL CURRENT ASSETS	3,508.8	3,497.3
Property and equipment, net of accumulated depreciation of $687.8 and $657.3, respectively	2,890.7	2,856.5
Operating lease assets	320.9	315.3
Goodwill	2,076.5	2,057.9
Intangible franchise rights	948.9	948.1
Other long-term assets	141.1	149.1
TOTAL ASSETS	$9,887.0	$9,824.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $105.1 and $286.3, respectively	$1,418.2	$1,255.3
Floorplan notes payable — manufacturer affiliates, net of offset account of $— and $2.0, respectively	741.8	766.7
Current maturities of long-term debt	142.3	175.3
Current operating lease liabilities	26.0	25.8
Accounts payable	727.9	738.0
Accrued expenses and other current liabilities	432.3	418.6
Current liabilities classified as held for sale	15.3	17.1
TOTAL CURRENT LIABILITIES	3,503.9	3,396.8
Long-term debt	2,661.1	2,737.9
Long-term operating lease liabilities	278.8	276.2
Deferred income taxes	307.4	295.8
Other long-term liabilities	143.3	143.3
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,964,378 and 24,989,807 shares issued, respectively	0.2	0.2
Additional paid-in capital	360.3	356.1
Retained earnings	4,243.9	4,122.4
Accumulated other comprehensive income (loss)	15.4	1.6
Treasury stock, at cost; 11,932,681 and 11,711,022 shares, respectively	(1,627.4)	(1,506.2)
TOTAL STOCKHOLDERS’ EQUITY	2,992.5	2,974.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,887.0	$9,824.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2025	2024
REVENUES:
New vehicle retail sales	$2,680.0	$2,182.6
Used vehicle retail sales	1,755.4	1,416.8
Used vehicle wholesale sales	151.6	106.0
Parts and service sales	692.1	576.2
Finance, insurance and other, net	226.2	188.9
Total revenues	5,505.3	4,470.5
COST OF SALES:
New vehicle retail sales	2,490.3	2,023.1
Used vehicle retail sales	1,661.9	1,334.7
Used vehicle wholesale sales	150.1	106.9
Parts and service sales	311.1	263.2
Total cost of sales	4,613.3	3,727.9
GROSS PROFIT	891.9	742.6
Selling, general and administrative expenses	617.3	476.1
Depreciation and amortization expense	29.3	23.8
Asset impairments	0.4	—
Restructuring charges	11.1	—
INCOME FROM OPERATIONS	233.9	242.6
Floorplan interest expense	26.9	20.5
Other interest expense, net	39.8	29.3
Other income	(0.3)	(0.5)
INCOME BEFORE INCOME TAXES	167.5	193.3
Provision for income taxes	39.7	45.8
Net income from continuing operations	127.7	147.4
Net income from discontinued operations	0.4	0.5
NET INCOME	$128.1	$147.9
BASIC EARNINGS PER SHARE:
Continuing operations	$9.66	$10.81
Discontinued operations	0.03	0.04
Total	$9.69	$10.84
DILUTED EARNINGS PER SHARE:
Continuing operations	$9.64	$10.76
Discontinued operations	0.03	0.04
Total	$9.67	$10.80
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13.1	13.3
Diluted	13.1	13.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
NET INCOME	$128.1	$147.9
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	23.9	(4.5)
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized (loss) gain arising during the period, net of tax benefit (provision) of $1.5 and $(4.5), respectively	(4.9)	14.3
Reclassification adjustment for gain included in interest expense, net of tax provision of $(1.6) and $(2.3), respectively	(5.2)	(7.5)
Reclassification related to de-designated interest rate swaps, net of tax provision of $— and $(0.1), respectively	—	(0.2)
Unrealized (loss) gain on interest rate risk management activities, net of tax	(10.1)	6.6
OTHER COMPREHENSIVE INCOME, NET OF TAX	13.8	2.1
COMPREHENSIVE INCOME	$141.9	$150.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2024	24,989,807	$0.2	$356.1	$4,122.4	$1.6	$(1,506.2)	$2,974.3
Net income	—	—	—	128.1	—	—	128.1
Other comprehensive income, net of taxes	—	—	—	—	13.8	—	13.8
Purchases of treasury stock, including excise tax	—	—	—	—	—	(123.5)	(123.5)
Net issuance of treasury shares to stock compensation plans	(25,429)	—	(3.4)	—	—	2.3	(1.1)
Stock-based compensation	—	—	7.6	—	—	—	7.6
Dividends declared ($0.50 per share)	—	—	—	(6.6)	—	—	(6.6)
BALANCE, MARCH 31, 2025	24,964,378	$0.2	$360.3	$4,243.9	$15.4	$(1,627.4)	$2,992.5

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2023	25,131,460	$0.3	$349.1	$3,649.8	$28.1	$(1,352.8)	$2,674.4
Net income	—	—	—	147.9	—	—	147.9
Other comprehensive income, net of taxes	—	—	—	—	2.1	—	2.1
Purchases of treasury stock, including excise tax	—	—	—	—	—	(54.2)	(54.2)
Net issuance of treasury shares to stock compensation plans	(21,679)	—	(5.0)	—	—	5.9	0.9
Stock-based compensation	—	—	7.6	—	—	—	7.6
Dividends declared ($0.47 per share)	—	—	—	(6.4)	—	—	(6.4)
BALANCE, MARCH 31, 2024	25,109,781	$0.3	$351.7	$3,791.3	$30.3	$(1,401.1)	$2,772.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$128.1	$147.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.3	23.8
Change in operating lease assets	7.4	5.8
Deferred income taxes	8.8	0.6
Asset impairments	1.5	—
Stock-based compensation	7.6	7.6
Amortization of debt discount and issuance costs	1.2	0.8
Gain on disposition of assets	(8.5)	(34.3)
Unrealized loss (gain) on derivative instruments	0.5	(0.5)
Other	(0.4)	(0.5)
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(8.2)	107.1
Accounts and notes receivable	(13.0)	(21.7)
Inventories	108.0	(74.8)
Contracts-in-transit and vehicle receivables	(71.8)	26.8
Prepaid expenses and other assets	8.7	16.4
Floorplan notes payable — manufacturer affiliates	(32.1)	55.9
Deferred revenues	(0.3)	(0.3)
Operating lease liabilities	(8.1)	(6.7)
Net cash provided by operating activities	158.7	253.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $— and $50.3, respectively	(15.1)	(689.7)
Proceeds from disposition of franchises, property and equipment	30.7	125.2
Purchases of property and equipment	(52.2)	(63.2)
Escrow payments for acquisitions	(4.5)	—
Other	—	9.5
Net cash used in investing activities	(41.0)	(618.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	3,410.2	3,313.7
Repayments on credit facility — floorplan line and other	(3,253.7)	(3,304.1)
Borrowings on credit facility — acquisition line	399.9	320.0
Repayments on credit facility — acquisition line	(454.6)	(98.0)
Debt issuance costs	(0.5)	(1.6)
Borrowings on other debt	12.7	207.2
Principal payments on other debt	(67.1)	(28.6)
Proceeds from employee stock purchase plan	7.6	6.5
Payments of tax withholding for stock-based compensation	(8.8)	(5.6)
Repurchases of common stock, amounts based on settlement date	(122.8)	(53.8)
Dividends paid	(6.6)	(6.4)
Net cash (used in) provided by financing activities	(83.6)	349.4
Effect of exchange rate changes on cash	2.0	(0.3)
Net increase (decrease) in cash and cash equivalents	36.1	(15.3)
CASH AND CASH EQUIVALENTS, beginning of period	34.4	57.2
CASH AND CASH EQUIVALENTS, end of period	$70.5	$41.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND CONSOLIDATION AND ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying Condensed Consolidated Financial Statements and notes thereto, have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Results for interim periods are not necessarily indicative of the results that can be expected for a full year and therefore should be read in conjunction with the Company’s audited Financial Statements and notes thereto included within the Company’s 2024 Form 10-K. All intercompany balances and transactions have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements reflect the consolidated accounts of the parent company, Group 1 Automotive, Inc. and its subsidiaries, all of which are wholly owned.
Discontinued operations presented in the accompanying Condensed Consolidated Financial Statements relate to the Company’s Brazilian operations which were disposed of in 2022. Unless otherwise specified, disclosures in these Condensed Consolidated Financial Statements reflect continuing operations only.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require the disclosure of a reconciliation between income tax expense from continuing operations and the amount computed by multiplying income from continuing operations before income taxes by the applicable statutory rate as well as an annual disaggregation of the income tax rate reconciliation between certain specified categories by both percentage and reported amounts, along with other changes to income tax disclosure requirements. The standard will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted and can be applied retrospectively. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements; however, the adoption will require certain additional income tax disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures. The ASU requires that an entity disclose additional information about specific expense categories in the notes to financial statements. The standard will be effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of the provisions of the ASU will have on its consolidated financial statements.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
2. REVENUES
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Three Months Ended March 31, 2025
	U.S.	U.K.	Total
New vehicle retail sales	$1,968.7	$711.2	$2,680.0
Used vehicle retail sales	1,144.3	611.1	1,755.4
Used vehicle wholesale sales	92.0	59.6	151.6
Total new and used vehicle sales	3,205.0	1,381.9	4,587.0
Parts and service sales (1)	531.3	160.8	692.1
Finance, insurance and other, net (2)	185.5	40.8	226.2
Total revenues	$3,921.8	$1,583.5	$5,505.3

	Three Months Ended March 31, 2024
	U.S.	U.K.	Total
New vehicle retail sales	$1,799.8	$382.8	$2,182.6
Used vehicle retail sales	1,099.5	317.3	1,416.8
Used vehicle wholesale sales	79.9	26.2	106.0
Total new and used vehicle sales	2,979.2	726.2	3,705.4
Parts and service sales (1)	495.1	81.1	576.2
Finance, insurance and other, net (2)	171.4	17.5	188.9
Total revenues	$3,645.7	$824.8	$4,470.5
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $10.4 million and $12.4 million during the three months ended March 31, 2025 and 2024, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Note 8. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
3. ACQUISITIONS AND DISPOSITIONS
The Company accounts for business combinations under the acquisition method of accounting, under which the Company allocates the purchase price to the assets acquired and liabilities assumed based on an estimate of fair value.
Inchcape Acquisition
On August 1, 2024, the Company completed the acquisition of Inchcape Retail automotive operations (“Inchcape Retail”), consisting of 54 dealership locations, certain real estate and three collision centers across the U.K. (collectively referred to as the “Inchcape Acquisition”), for aggregate consideration of approximately $517.0 million.
The purchase price allocation for the Inchcape Acquisition is preliminary. The Company is continuing to analyze and assess relevant information related to the valuation of certain property, equipment, intangible assets, property lease contracts and deferred income taxes. Due to the recent timing and complexity of the Inchcape Acquisition, these amounts are provisional and subject to change as the Company’s fair value assessments are finalized. The Company will reflect any such adjustments in subsequent filings. The results of the Inchcape Acquisition are included in the U.K. segment. The acquired goodwill is not deductible for income tax purposes.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following table summarizes the consideration paid and aggregate amounts of assets acquired and liabilities assumed as of March 31, 2025 (in millions):

Total consideration	$517.0
Identifiable assets acquired and liabilities assumed
Cash	$23.4
Contracts-in-transit and vehicle receivables, net	27.6
Accounts receivable, net	37.7
Inventories	384.3
Prepaid expenses and other current assets	14.1
Property and equipment	282.2
Operating lease assets	104.3
Intangible franchise rights	123.7
Total assets acquired	997.3
Floorplan notes payable	236.4
Accounts payable	204.6
Accrued expenses	54.0
Operating lease liabilities	75.4
Deferred income taxes	27.6
Other liabilities	3.9
Total liabilities assumed	602.0
Total identifiable net assets	395.3
Goodwill	$121.7
The Company recorded $0.2 million of acquisition related costs attributable to the Inchcape Acquisition during the three months ended March 31, 2025. These costs are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The Company’s Condensed Consolidated Statements of Operations included revenues and net income attributable to Inchcape Retail for the three months ended March 31, 2025, of $655.9 million and $1.9 million, respectively.
The following unaudited pro forma financial information presents consolidated information of the Company as if the Inchcape Acquisition had occurred on January 1, 2024 (in millions):

Three Months Ended March 31, 2024
(unaudited)
Revenues	$5,155.6
Net income	$145.5
This pro forma information incorporates the Company’s accounting policies and adjusts the results of Inchcape Retail assuming that the fair value adjustments in connection with the Inchcape Acquisition occurred on January 1, 2024. They have also been adjusted to reflect the $0.2 million and $15.4 million of acquisition-related costs incurred during the three months ended March 31, 2025 and the year ended December 31, 2024, respectively, as having occurred on January 1, 2024.
Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.
Other Acquisitions
During the three months ended March 31, 2025, the Company acquired four dealerships in the U.K, including three Toyota dealerships and one Lexus dealership. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $16.4 million. Goodwill associated with the acquisitions totaled $2.4 million.
The purchase price allocation for these acquisitions is preliminary and subject to change as the Company’s fair value assessments are finalized. The Company is continuing to analyze and assess relevant information related to the valuation of certain assets and liabilities, including, but not limited to, the valuation of property, equipment, intangible assets and deferred income taxes. The Company will reflect any required fair value adjustments in subsequent periods.

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
During the three months ended March 31, 2025, the Company recorded a net pre-tax gain totaling $1.6 million related to the disposition of one dealership in the U.S. The disposition reduced goodwill by $4.6 million. The Company also terminated four franchises in the U.S.
During the three months ended March 31, 2025, the Company closed two dealerships in the U.K. in connection with the Restructuring Plan (as defined in Note 4. Restructuring). Refer to Note 4. Restructuring for further discussion.
During the three months ended March 31, 2025, the Company recorded an impairment charge of $2.7 million associated with the anticipated termination of certain franchises in the U.K in the second quarter of 2025.
During the three months ended March 31, 2024, the Company recorded a net pre-tax gain totaling $30.9 million related to the disposition of six dealerships in the U.S. The dispositions reduced goodwill by $39.8 million.
Assets held for sale in the Condensed Consolidated Balance Sheets includes $6.7 million and $11.5 million of goodwill that has been reclassified to assets held for sale as of March 31, 2025 and December 31, 2024, respectively. During the year ended December 31, 2024, the Company recognized $4.8 million in intangible asset impairment associated with assets held for sale. During the three months ended March 31, 2025, the Company recognized a gain of $2.3 million associated with these previously impaired assets held for sale.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
4. RESTRUCTURING
During the fourth quarter 2024, the Company initiated a U.K.-wide restructuring plan (the “Restructuring Plan”) related to the integration activities of Inchcape Retail with existing U.K. operations. The Restructuring Plan consists of workforce realignment, including certain headcount reductions, strategic closing of certain facilities and systems integrations. The Restructuring Plan is expected to continue throughout 2025 and the Company expects to incur $2.6 million in additional restructuring charges. Any changes to the Company’s estimates or timing will be reflected in the Company’s results of operations in future periods.
The components of total restructuring charges were as follows (in millions):

Three Months Ended March 31, 2025
Contract termination costs	$4.1
Facility closure costs	0.6
Employee related costs	5.2
Asset impairments	1.0
Systems integration costs	0.1
Total restructuring charges	$11.1
Charges associated with the Restructuring Plan are included within Restructuring Charges on the Condensed Consolidated Statements of Operations. As of March 31, 2025, the Company has incurred $27.8 million of restructuring charges related to the Restructuring Plan since the commencement of the plan.
The following table presents the changes in restructuring related liabilities (in millions):

December 31, 2024	$11.9
Charges incurred (1)	10.0
Cash payments	(13.9)
March 31, 2025	$8.0
(1) Charges incurred excludes non-cash asset impairments of $1.0 million.
Liabilities associated with restructuring charges are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
5. SEGMENT INFORMATION
As of March 31, 2025, the Company had two operating and reportable segments: the U.S. and the U.K. The Company defines its segments as those operations whose results the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), regularly reviews to analyze performance and allocate resources to the U.S. and U.K. geographic areas. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. The CODM predominantly uses income before income taxes in making decisions about the allocation of operating and capital resources to each segment, evaluating annual budget and forecast, as well as determining compensation for certain employees. All intercompany balances and transactions have been eliminated in consolidation.
Selected reportable segment data for continuing operations were as follows (in millions):

	Three Months Ended March 31, 2025
	U.S.	U.K.	Total
Total revenues	$3,921.8	$1,583.5	$5,505.3
Cost of sales	$3,246.8	$1,366.5	$4,613.3
SG&A expenses	$447.4	$169.8	$617.3
Depreciation and amortization expense	$21.0	$8.3	$29.3
Asset impairments	$(2.3)	$2.7	$0.4
Restructuring charges	$—	$11.1	$11.1
Floorplan interest expense	$20.6	$6.3	$26.9
Other interest expense, net	$32.3	$7.5	$39.8
Other segment items (1)	$(0.3)	$—	$(0.3)
Income before income taxes	$156.1	$11.3	$167.5
Capital expenditures:
Real estate related capital expenditures	$14.9	$—	$14.9
Non-real estate related capital expenditures	33.6	3.8	37.4
Total capital expenditures	$48.4	$3.8	$52.2

	Three Months Ended March 31, 2024
	U.S.	U.K.	Total
Total revenues	$3,645.7	$824.8	$4,470.5
Cost of sales	$3,006.6	$721.3	$3,727.9
SG&A expenses	$394.9	$81.3	$476.1
Depreciation and amortization expense	$19.8	$4.0	$23.8
Floorplan interest expense	$17.6	$2.9	$20.5
Other interest expense, net	$26.8	$2.5	$29.3
Other segment items (1)	$—	$(0.5)	$(0.5)
Income before income taxes	$180.0	$13.3	$193.3
Capital expenditures:
Real estate related capital expenditures	$3.2	$17.8	$21.0
Non-real estate related capital expenditures	37.2	5.0	42.2
Total capital expenditures	$40.4	$22.8	$63.2
(1) Other segment items include other expenses, which primarily relate to currency translation.

	March 31, 2025
	U.S.	U.K.	Total
Property and equipment, net	$2,192.7	$698.0	$2,890.7
Total assets (1)	$7,486.8	$2,381.1	$9,867.9

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	December 31, 2024
	U.S.	U.K.	Total
Property and equipment, net	$2,181.9	$674.6	$2,856.5
Total assets (1)	$7,630.1	$2,176.6	$9,806.6
(1) Total assets for reportable segments exclude the total assets related to discontinued operations. The assets related to discontinued operations were immaterial as of March 31, 2025 and December 31, 2024.
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
The following table sets forth the calculation of EPS (in millions, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Weighted average basic common shares outstanding	13,059,447	13,328,721
Dilutive effect of stock-based awards and employee stock purchases	23,936	60,048
Weighted average dilutive common shares outstanding	13,083,383	13,388,769
Basic:
Net income	$128.1	$147.9
Less: Earnings allocated to participating securities from continuing operations	1.6	3.3
Less: Earnings (loss) allocated to participating securities to discontinued operations	—	—
Net income available to basic common shares	$126.5	$144.5
Basic earnings per common share	$9.69	$10.84
Diluted:
Net income	$128.1	$147.9
Less: Earnings allocated to participating securities from continuing operations	1.6	3.3
Less: Earnings (loss) allocated to participating securities to discontinued operations	—	—
Net income available to diluted common shares	$126.5	$144.6
Diluted earnings per common share	$9.67	$10.80
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Fixed Rate Long-Term Debt
The Company estimates the fair value of its $750.0 million 4.00% Senior Notes due August 2028 (“4.00% Senior Notes”) and the $500 million 6.375% Senior Notes due January 2030 (“6.375% Senior Notes”) using quoted prices for the identical liability (Level 1) and estimates the fair value of its fixed-rate mortgage facilities using a present value method based on current market interest rates for similar types of financial instruments (Level 2). Refer to Note 9. Debt for further discussion of the Company’s long-term debt arrangements.
The carrying value and fair value of the Company’s fixed rate long-term debt were as follows (in millions):

	March 31, 2025		December 31, 2024
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$707.1	$750.0	$701.5
6.375% Senior Notes	500.0	502.0	500.0	502.4
Real estate related	138.2	137.1	140.6	136.4
Total	$1,388.2	$1,346.2	$1,390.6	$1,340.4
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
Assets associated with the Company’s interest rate swaps, as reflected gross in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	March 31, 2025	December 31, 2024
Assets:
Other current assets	$1.3	$1.8
Other long-term assets (1)	64.3	77.5
Total assets	$65.5	$79.3
(1) As of March 31, 2025 and December 31, 2024, the balance included gross fair value of $2.9 million and $3.4 million, respectively, related to the de-designated swaps as described below.
There were no liabilities associated with the Company’s interest rate swaps as of March 31, 2025 and December 31, 2024.
Interest Rate Swaps De-designated as Cash Flow Hedges
As of March 31, 2025, the Company had one de-designated interest rate swap with a total aggregate notional value of $26.7 million and an interest rate of 0.60%. The de-designated swap will mature on March 1, 2030. No interest rate swaps were de-designated by the Company during the three months ended March 31, 2025.
The Company recorded unrealized mark-to-market losses of $0.5 million and gains of $0.3 million and realized gains of $0.3 million and $0.4 million associated with de-designated interest rate swaps within Other interest expense, net, for the three months ended March 31, 2025 and 2024, respectively.

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
As of March 31, 2025, the Company held 26 interest rate swaps designated as cash flow hedges with a total notional value of $867.5 million that fixed its underlying SOFR at a weighted average rate of 1.24%. As of March 31, 2024, the Company held 35 interest rate swaps designated as cash flow hedges with a total notional value of $941.9 million that fixed its underlying SOFR at a weighted average rate of 1.22%. The maturity dates of the Company’s designated interest rate swaps range between December 31, 2025 and December 31, 2031.
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	2025	2024
Interest rate swaps	$(4.9)	$14.3
	Amount Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Three Months Ended March 31,
	2025	2024
Floorplan interest expense	$4.0	$5.3
Other interest expense, net	$2.9	$4.6
The amount of gain expected to be reclassified out of AOCI into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $20.4 million.
8. RECEIVABLES, NET AND CONTRACT ASSETS
The Company’s receivables, net and contract assets consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$307.4	$250.3
Vehicle receivables	127.0	110.6
Total contracts-in-transit and vehicle receivables	434.4	360.9
Less: allowance for doubtful accounts	0.7	0.8
Total contracts-in-transit and vehicle receivables, net	$433.7	$360.1

Accounts and notes receivable, net:
Manufacturer receivables	$189.4	$177.4
Parts and service receivables	84.3	80.6
F&I receivables	39.4	39.7
Other	8.6	11.7
Total accounts and notes receivable	321.8	309.5
Less: allowance for doubtful accounts	5.1	6.4
Total accounts and notes receivable, net	$316.7	$303.0

Within Other current assets and Other long-term assets:
Total contract assets (1)	$63.9	$59.0
(1) No allowance for doubtful accounts was recorded for contract assets as of March 31, 2025 or December 31, 2024.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
9. DEBT
Long-term debt consisted of the following (in millions):

	March 31, 2025	December 31, 2024
4.00% Senior Notes due August 15, 2028	$750.0	$750.0
6.375% Senior Notes due January 15, 2030	500.0	500.0
Acquisition Line	40.0	95.0
Other Debt:
Real estate related	1,227.0	1,253.9
Finance leases	296.0	311.4
Other	6.2	19.0
Total other debt	1,529.2	1,584.3
Total debt	2,819.2	2,929.3
Less: unamortized debt issuance costs	15.8	16.1
Less: current maturities	142.3	175.3
Total long-term debt	$2,661.1	$2,737.9
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 10. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of March 31, 2025, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 10. Floorplan Notes Payable), totaled $40.0 million. The average interest rate on this facility was 5.71% during the three months ended March 31, 2025.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of March 31, 2025, borrowings outstanding under these facilities totaled $1,227.0 million, gross of debt issuance costs, comprised of $814.6 million in the U.S. and $412.4 million in the U.K., respectively.
10. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Revolving Credit Facility — floorplan notes payable	$1,282.1	$1,328.7
Revolving Credit Facility — floorplan notes payable offset account	(105.1)	(286.3)
Revolving Credit Facility — floorplan notes payable, net	1,177.0	1,042.4
Other non-manufacturer facilities	241.2	212.9
Floorplan notes payable — credit facility and other, net	$1,418.2	$1,255.3

FMCC Facility	$169.2	$202.0
FMCC Facility offset account	—	(2.0)
FMCC Facility, net	169.2	200.0
GM Financial Facility	160.0	189.5
Other manufacturer affiliate facilities	412.6	377.2
Floorplan notes payable — manufacturer affiliates, net	$741.8	$766.7

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
In the U.S., the Company has a $2.5 billion revolving syndicated credit arrangement with 20 participating financial institutions that matures on March 9, 2027 (the “Revolving Credit Facility”). The Company has the option to increase the availability to $3.0 billion, as further described below. The Revolving Credit Facility consists of two tranches: (i) a $1.5 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) a $1.0 billion maximum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Condensed Consolidated Balance Sheets. Refer to Note 9. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $2.5 billion commitment. The Acquisition Line includes a $100.0 million sub-limit for letters of credit and a $50.0 million minimum capacity tranche. The Company had $11.8 million in letters of credit outstanding as of both March 31, 2025 and December 31, 2024.
The U.S. Floorplan Line bears interest at rates equal to SOFR plus 120 basis points for new vehicle inventory and SOFR plus 150 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 5.65% as of March 31, 2025, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 110 to 210 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company had $2.8 million and $3.1 million of unamortized debt issuance costs as of March 31, 2025 and December 31, 2024, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $300.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). The FMCC Facility bears interest at the U.S. prime rate which was 7.50% as of March 31, 2025.
GM Financial Facility
The Company has a master loan agreement with General Motors Financial for financing of new GM vehicles (the “GM Financial Facility”). As of March 31, 2025, the GM Financial Facility had a total borrowing capacity of $348.1 million. The GM Financial Facility bears interest at the U.S. prime rate less 100 basis points.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K., respectively, with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of March 31, 2025, borrowings outstanding under these facilities totaled $412.6 million, comprised of $186.3 million in the U.S. and $226.3 million in the U.K., with annual interest rates ranging from 1% to approximately 9%. Interest rates on the Company’s manufacturer facilities vary across manufacturers.
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
11. CASH FLOW INFORMATION
Non-Cash Activities
The accrual for capital expenditures was $5.3 million and $9.0 million as of March 31, 2025 and December 31, 2024, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $78.8 million and $52.5 million for the three months ended March 31, 2025 and 2024, respectively. Refer to Note 7. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
The Company received a net tax refund of $1.1 million for three months ended March 31, 2025. Cash paid for income taxes, net of refunds, was $6.2 million for the three months ended March 31, 2024.
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
Legal Proceedings
As of March 31, 2025, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Matters
In connection with dealership dispositions where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $39.3 million as of March 31, 2025.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of AOCI were as follows (in millions):

	Three Months Ended March 31, 2025
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2024	$(56.5)	$58.2	$1.6
Other comprehensive income (loss) before reclassifications:
Pre-tax	23.9	(6.5)	17.4
Tax effect	—	1.5	1.5
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(4.0)	(4.0)
Other interest expense, net (pre-tax)	—	(2.9)	(2.9)
Provision for income taxes	—	1.6	1.6
Net current period other comprehensive income (loss)	23.9	(10.1)	13.8
Balance, March 31, 2025	$(32.6)	$48.1	$15.4

	Three Months Ended March 31, 2024
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2023	$(37.4)	$65.6	$28.1
Other comprehensive income (loss) before reclassifications:
Pre-tax	(4.5)	18.8	14.3
Tax effect	—	(4.5)	(4.5)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(5.3)	(5.3)
Other interest expense, net (pre-tax)	—	(4.6)	(4.6)
Reclassification related to de-designated interest rate swaps (pre-tax)	—	(0.2)	(0.2)
Provision for income taxes	—	2.4	2.4
Net current period other comprehensive (loss) income	(4.5)	6.6	2.1
Balance, March 31, 2024	$(41.9)	$72.2	$30.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto, as well as our 2024 Form 10-K.
Overview
We are a leading operator in the automotive retail industry. We sell or lease new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts retail and wholesale. We have operations in geographically diverse markets that extend across 17 states in the U.S. and 72 towns and cities in the U.K. As of March 31, 2025, our retail network consisted of 144 dealerships in the U.S. and 116 dealerships in the U.K.
Recent Events
On March 26, 2025, President Donald Trump signed a proclamation invoking Section 232 of the Trade Expansion Act of 1962 to impose a 25 percent tariff on imported automobiles and certain automobile parts. The 25 percent tariff on automobiles took effect on April 3, 2025, with the 25 percent tariff on automobile parts to begin no later than May 3, 2025. The 25 percent tariff will be applied to imported passenger vehicles (sedans, SUVs, crossovers, minivans, cargo vans) and light trucks, as well as key automobile parts (engines, transmissions, powertrain parts and electrical components), with processes to expand tariffs on additional parts if necessary. Importers of automobiles under the United States-Mexico-Canada Agreement (“USMCA”) will be given the opportunity to certify the value of the automobile attributable to parts wholly obtained, produced entirely, or substantially transformed in the United States (“U.S. content”) and systems will be implemented such that the 25 percent tariff will only apply to the value of their non-U.S. content. USMCA-compliant automobile parts will remain tariff-free until the Secretary of Commerce, in consultation with U.S. Customs and Border Protection, establishes a process to apply tariffs to their non-U.S. content.
On April 2, 2025, President Donald Trump signed an executive order on reciprocal tariffs, effective April 9, 2025, which declared a 10 percent baseline tax on imports from all countries, as well as higher rates for nations that run trade surpluses with the U.S. On April 9, 2025, an executive order was signed granting a 90-day pause on most of the elevated reciprocal tariff rates but maintained the imposed 10 percent tariff. The order also increased the imposed tariff rate on China to 125 percent. On April 15, 2025, an additional executive order went into effect increasing the tariffs on China to up to 245 percent, including a 125 percent reciprocal tariff. Additionally, on the same day, President Donald Trump signed proclamations to close existing loopholes and exemptions to restore a true 25 percent tariff on steel and elevate the tariff to 25 percent on aluminum.
While the possibility exists for delays, reductions, or exemptions of the automotive and reciprocal tariffs, the potential impacts of the tariffs described above, as well as the reaction of the OEMs to such tariffs, remain uncertain and could significantly increase the price of our products as well as the future mix and demand for vehicles provided by our manufacturers. Additionally, reciprocal tariffs, tariffs on steel and aluminum and the elevated tariffs against China and other countries could negatively impact the global economy, demand for our products and our manufacturers’ global supply chains. Our manufacturers’ supply chain dependencies and production facility locations vary by OEM, and as a result, certain manufacturers, vehicle models, vehicle model variations and parts could be affected more significantly by the imposition of tariffs than others. We will continue to monitor the impact of the Trump Administration’s policies and the response of U.S. trading partners on our results of operations in future periods.
Critical Accounting Policies and Accounting Estimates
For discussion of our critical accounting policies and accounting estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K. There have been no material changes to our critical accounting policies or accounting estimates since December 31, 2024.

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
Retail new and used vehicle units sold include new and used vehicle agency units sold under agency arrangements with certain manufacturers in the U.K. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold for new and used vehicles due to their net presentation within revenues as only the sales commission is reported in revenues for dealerships operating under an agency arrangement. The agency units and related net revenues are included in the calculation of gross profit per unit sold.

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended March 31,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,680.0	$2,182.6	$497.4	22.8%	$0.1	22.8%
Used vehicle retail sales	1,755.4	1,416.8	338.7	23.9%	(3.9)	24.2%
Used vehicle wholesale sales	151.6	106.0	45.6	43.0%	(0.2)	43.2%
Total used	1,907.0	1,522.8	384.2	25.2%	(4.1)	25.5%
Parts and service sales	692.1	576.2	115.8	20.1%	(1.2)	20.3%
F&I, net	226.2	188.9	37.4	19.8%	(0.2)	19.9%
Total revenues	$5,505.3	$4,470.5	$1,034.8	23.1%	$(5.4)	23.3%
Gross profit:
New vehicle retail sales	$189.6	$159.5	$30.1	18.9%	$0.1	18.9%
Used vehicle retail sales	93.5	82.1	11.5	14.0%	(0.2)	14.2%
Used vehicle wholesale sales	1.5	(0.9)	2.4	NM	—	NM
Total used	95.1	81.2	13.9	17.1%	(0.2)	17.3%
Parts and service sales	381.0	313.0	68.0	21.7%	(0.6)	21.9%
F&I, net	226.2	188.9	37.4	19.8%	(0.2)	19.9%
Total gross profit	$891.9	$742.6	$149.3	20.1%	$(0.9)	20.2%
Gross margin:
New vehicle retail sales	7.1%	7.3%	(0.2)%
Used vehicle retail sales	5.3%	5.8%	(0.5)%
Used vehicle wholesale sales	1.0%	(0.8)%	1.9%
Total used	5.0%	5.3%	(0.3)%
Parts and service sales	55.1%	54.3%	0.7%
Total gross margin	16.2%	16.6%	(0.4)%
Units sold:
Retail new vehicles sold	56,099	44,302	11,797	26.6%
Retail used vehicles sold	59,618	49,183	10,435	21.2%
Wholesale used vehicles sold	16,354	11,828	4,526	38.3%
Total used	75,972	61,011	14,961	24.5%
Average sales price per unit sold:
New vehicle retail	$49,861	$49,709	$152	0.3%	$1	0.3%
Used vehicle retail	$29,449	$28,806	$644	2.2%	$(66)	2.5%
Gross profit per unit sold:
New vehicle retail sales	$3,381	$3,601	$(220)	(6.1)%	$1	(6.1)%
Used vehicle retail sales	$1,569	$1,669	$(100)	(6.0)%	$(3)	(5.8)%
Used vehicle wholesale sales	$93	$(76)	$169	NM	$1	NM
Total used	$1,251	$1,331	$(79)	(5.9)%	$(2)	(5.8)%
F&I PRU	$1,955	$2,020	$(65)	(3.2)%	$(1)	(3.2)%
Other:
SG&A expenses	$617.3	$476.1	$141.1	29.6%	$(1.2)	29.9%
SG&A as % gross profit	69.2%	64.1%	5.1%
Floorplan expense:
Floorplan interest expense	$26.9	$20.5	$6.4	31.0%	$—	31.2%
Less: floorplan assistance (1)	20.4	18.4	2.1	11.3%	—	11.4%
Net floorplan expense	$6.5	$2.2	$4.3		$—
(1) Floorplan assistance is included within Gross profit — New vehicle retail sales above and Cost of sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.
NM — Not Meaningful

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended March 31,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,278.3	$2,130.8	$147.5	6.9%	$(0.1)	6.9%
Used vehicle retail sales	1,436.5	1,391.0	45.5	3.3%	(2.1)	3.4%
Used vehicle wholesale sales	116.2	103.4	12.8	12.4%	(0.1)	12.5%
Total used	1,552.7	1,494.4	58.3	3.9%	(2.2)	4.0%
Parts and service sales	590.0	561.0	29.0	5.2%	(0.6)	5.3%
F&I, net	201.7	185.1	16.6	9.0%	(0.1)	9.0%
Total revenues	$4,622.7	$4,371.2	$251.5	5.8%	$(3.0)	5.8%
Gross profit:
New vehicle retail sales	$149.9	$155.6	$(5.7)	(3.7)%	$0.1	(3.7)%
Used vehicle retail sales	77.8	80.6	(2.8)	(3.5)%	(0.1)	(3.4)%
Used vehicle wholesale sales	2.5	(1.0)	3.4	NM	—	NM
Total used	80.3	79.7	0.6	0.8%	(0.1)	0.9%
Parts and service sales	322.8	304.8	18.0	5.9%	(0.3)	6.0%
F&I, net	201.7	185.1	16.6	9.0%	(0.1)	9.0%
Total gross profit	$754.7	$725.2	$29.5	4.1%	$(0.4)	4.1%
Gross margin:
New vehicle retail sales	6.6%	7.3%	(0.7)%
Used vehicle retail sales	5.4%	5.8%	(0.4)%
Used vehicle wholesale sales	2.1%	(0.9)%	3.0%
Total used	5.2%	5.3%	(0.2)%
Parts and service sales	54.7%	54.3%	0.4%
Total gross margin	16.3%	16.6%	(0.3)%
Units sold:
Retail new vehicles sold	45,398	43,153	2,245	5.2%
Retail used vehicles sold	49,180	48,239	941	2.0%
Wholesale used vehicles sold	12,976	11,495	1,481	12.9%
Total used	62,156	59,734	2,422	4.1%
Average sales price per unit sold:
New vehicle retail	$50,766	$49,833	$933	1.9%	$(3)	1.9%
Used vehicle retail	$29,213	$28,836	$377	1.3%	$(42)	1.5%
Gross profit per unit sold:
New vehicle retail sales	$3,302	$3,607	$(304)	(8.4)%	$1	(8.5)%
Used vehicle retail sales	$1,583	$1,672	$(89)	(5.3)%	$(2)	(5.2)%
Used vehicle wholesale sales	$190	$(83)	$273	NM	$—	NM
Total used	$1,292	$1,334	$(42)	(3.2)%	$(1)	(3.1)%
F&I PRU	$2,133	$2,025	$108	5.3%	$(1)	5.4%
Other:
SG&A expenses	$520.9	$492.7	$28.2	5.7%	$(0.6)	5.8%
SG&A as % gross profit	69.0%	67.9%	1.1%
NM — Not Meaningful

Reported Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended March 31,
	2025	2024	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,968.7	$1,799.8	$168.9	9.4%
Used vehicle retail sales	1,144.3	1,099.5	44.9	4.1%
Used vehicle wholesale sales	92.0	79.9	12.1	15.2%
Total used	1,236.3	1,179.3	57.0	4.8%
Parts and service sales	531.3	495.1	36.1	7.3%
F&I, net	185.5	171.4	14.1	8.2%
Total revenues	$3,921.8	$3,645.7	$276.1	7.6%
Gross profit:
New vehicle retail sales	$130.6	$131.9	$(1.2)	(0.9)%
Used vehicle retail sales	65.8	66.6	(0.8)	(1.3)%
Used vehicle wholesale sales	2.6	1.4	1.2	82.5%
Total used	68.3	68.0	0.3	0.5%
Parts and service sales	290.5	267.8	22.7	8.5%
F&I, net	185.5	171.4	14.1	8.2%
Total gross profit	$675.0	$639.1	$35.9	5.6%
Gross margin:
New vehicle retail sales	6.6%	7.3%	(0.7)%
Used vehicle retail sales	5.7%	6.1%	(0.3)%
Used vehicle wholesale sales	2.8%	1.8%	1.0%
Total used	5.5%	5.8%	(0.2)%
Parts and service sales	54.7%	54.1%	0.6%
Total gross margin	17.2%	17.5%	(0.3)%
Units sold:
Retail new vehicles sold	37,835	35,341	2,494	7.1%
Retail used vehicles sold	38,613	37,885	728	1.9%
Wholesale used vehicles sold	10,217	9,088	1,129	12.4%
Total used	48,830	46,973	1,857	4.0%
Average sales price per unit sold:
New vehicle retail	$52,034	$50,928	$1,106	2.2%
Used vehicle retail	$29,636	$29,021	$615	2.1%
Gross profit per unit sold:
New vehicle retail sales	$3,453	$3,731	$(279)	(7.5)%
Used vehicle retail sales	$1,703	$1,758	$(55)	(3.1)%
Used vehicle wholesale sales	$252	$155	$97	62.3%
Total used	$1,400	$1,448	$(48)	(3.3)%
F&I PRU	$2,426	$2,340	$86	3.7%
Other:
SG&A expenses	$447.4	$394.9	$52.6	13.3%
SG&A as % gross profit	66.3%	61.8%	4.5%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended March 31,
	2025	2024	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$1,877.7	$1,748.0	$129.7	7.4%
Used vehicle retail sales	1,105.3	1,073.7	31.5	2.9%
Used vehicle wholesale sales	88.7	77.2	11.4	14.8%
Total used	1,193.9	1,151.0	43.0	3.7%
Parts and service sales	509.7	482.8	26.9	5.6%
F&I, net	179.6	167.6	12.0	7.2%
Total revenues	$3,761.0	$3,549.4	$211.6	6.0%
Gross profit:
New vehicle retail sales	$121.7	$128.0	$(6.3)	(4.9)%
Used vehicle retail sales	63.3	65.2	(1.9)	(2.9)%
Used vehicle wholesale sales	2.5	1.4	1.1	84.1%
Total used	65.7	66.5	(0.8)	(1.2)%
Parts and service sales	276.7	260.9	15.7	6.0%
F&I, net	179.6	167.6	12.0	7.2%
Total gross profit	$643.7	$623.1	$20.7	3.3%
Gross margin:
New vehicle retail sales	6.5%	7.3%	(0.8)%
Used vehicle retail sales	5.7%	6.1%	(0.3)%
Used vehicle wholesale sales	2.8%	1.8%	1.1%
Total used	5.5%	5.8%	(0.3)%
Parts and service sales	54.3%	54.0%	0.2%
Total gross margin	17.1%	17.6%	(0.4)%
Units sold:
Retail new vehicles sold	35,953	34,192	1,761	5.2%
Retail used vehicles sold	37,257	36,941	316	0.9%
Wholesale used vehicles sold	9,785	8,755	1,030	11.8%
Total used	47,042	45,696	1,346	2.9%
Average sales price per unit sold:
New vehicle retail	$52,227	$51,123	$1,104	2.2%
Used vehicle retail	$29,666	$29,066	$600	2.1%
Gross profit per unit sold:
New vehicle retail sales	$3,384	$3,743	$(359)	(9.6)%
Used vehicle retail sales	$1,698	$1,764	$(66)	(3.8)%
Used vehicle wholesale sales	$254	$154	$100	64.7%
Total used	$1,398	$1,456	$(58)	(4.0)%
F&I PRU	$2,454	$2,356	$98	4.1%
Other:
SG&A expenses	$435.3	$412.9	$22.4	5.4%
SG&A as % gross profit	67.6%	66.3%	1.4%

U.S. Region — Three Months Ended March 31, 2025 Compared to 2024
Revenues
Total revenues in the U.S. during the three months ended March 31, 2025 (“Current Quarter”) increased $276.1 million, or 7.6%, as compared to the three months ended March 31, 2024 (“Prior Year Quarter”), driven by higher same store revenues and the acquisition of stores.
Total same store revenues in the U.S. during the Current Quarter increased $211.6 million, or 6.0%, as compared to the Prior Year Quarter. This increase was driven by higher revenues across all business lines.
New vehicle retail same store revenues outperformed the Prior Year Quarter, driven by more units sold, coupled with higher pricing. This outperformance reflects the resiliency of demand. We ended the Current Quarter with a U.S. new vehicle inventory supply of 38 days, five days lower than the Prior Year Quarter.
Used vehicle retail same store revenues outperformed the Prior Year Quarter, driven by higher pricing, coupled with slightly more units sold. This outperformance is a testament to our used vehicle management processes and use of technology for used vehicle pricing. Used vehicle wholesale same store revenues outperformed the Prior Year Quarter, driven by more units sold, coupled with higher pricing.
Parts and service same store revenues outperformed the Prior Year Quarter, driven by increases in customer pay and warranty revenues, partially offset by decreases in wholesale and collision revenues. We are strategically reducing our collision footprint and repurposing a portion of that space to traditional service capacity, which we expect to increase returns from the higher margin service business. Same store technician headcount increased through our continued technician recruiting and retention efforts, providing greater capacity to meet increased demand.
F&I same store revenues outperformed the Prior Year Quarter, primarily driven by higher same store new and used vehicle units sold, coupled with higher same store F&I gross profit per unit sold. Penetration rates for vehicle service contracts, used vehicle finance and other F&I products improved, contributing to the higher same store F&I gross profit per unit sold.
Gross Profit
Total gross profit in the U.S. during the Current Quarter increased $35.9 million, or 5.6%, as compared to the Prior Year Quarter, driven by higher same store gross profit and the acquisition of stores.
Total same store gross profit in the U.S. during the Current Quarter increased $20.7 million, or 3.3%, as compared to the Prior Year Quarter, driven by increases from parts and service and F&I, partially offset by downward pressure on new vehicle and use vehicle retail margins.
New vehicle retail same store gross profit underperformed the Prior Year Quarter, driven by a decrease in new vehicle retail same store gross profit per unit sold, partially offset by an increase in units sold.
Used vehicle retail same store gross profit underperformed the Prior Year Quarter, primarily driven by lower same store gross profit per unit sold, partially offset by higher same store used vehicle retail units sold as described above for used vehicle retail same store revenues. Used vehicle wholesale same store gross profit outperformed the Prior Year Quarter, driven by an increase in same store gross profit per unit sold, coupled with an increase in same store units sold.
Parts and service same store gross profit outperformed the Prior Year Quarter, as described above for parts and service same store revenues.
F&I same store gross profit outperformed the Prior Year Quarter, as described above for F&I same store revenues.
Total same store gross margin in the U.S. decreased 44 basis points, primarily driven by an underperformance in new vehicle retail and used vehicle retail gross margins for the reasons described above for same store gross profit per unit sold for new and used vehicle retail. This underperformance was partially offset by a small improvement in parts and service gross margins.
SG&A Expenses
SG&A as a percentage of gross profit increased 451 basis points and increased 136 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.S. during the Current Quarter increased $52.6 million, or 13.3%, as compared to the Prior Year Quarter, primarily driven by higher same store SG&A expenses and the acquisition of stores. Total same store SG&A expenses in the U.S. during the Current Quarter, increased $22.4 million, or 5.4%, as compared to the Prior Year Quarter, primarily driven by increased employee related costs, third-party services and higher facility related expenses.

Reported Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended March 31,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$711.2	$382.8	$328.5	85.8%	$0.1	85.8%
Used vehicle retail sales	611.1	317.3	293.8	92.6%	(3.9)	93.8%
Used vehicle wholesale sales	59.6	26.2	33.5	127.9%	(0.2)	128.8%
Total used	670.7	343.5	327.2	95.3%	(4.1)	96.5%
Parts and service sales	160.8	81.1	79.7	98.3%	(1.2)	99.8%
F&I, net	40.8	17.5	23.3	133.0%	(0.2)	133.9%
Total revenues	$1,583.5	$824.8	$758.7	92.0%	$(5.4)	92.6%
Gross profit:
New vehicle retail sales	$59.0	$27.6	$31.4	113.5%	$0.1	113.2%
Used vehicle retail sales	27.8	15.5	12.3	79.5%	(0.2)	80.7%
Used vehicle wholesale sales	(1.0)	(2.3)	1.3	54.7%	—	53.9%
Total used	26.7	13.2	13.6	103.0%	(0.2)	104.3%
Parts and service sales	90.5	45.2	45.3	100.2%	(0.6)	101.5%
F&I, net	40.8	17.5	23.3	133.0%	(0.2)	133.9%
Total gross profit	$217.0	$103.5	$113.5	109.6%	$(0.9)	110.5%
Gross margin:
New vehicle retail sales	8.3%	7.2%	1.1%
Used vehicle retail sales	4.5%	4.9%	(0.3)%
Used vehicle wholesale sales	(1.8)%	(8.8)%	7.1%
Total used	4.0%	3.8%	0.2%
Parts and service sales	56.3%	55.7%	0.5%
Total gross margin	13.7%	12.5%	1.2%
Units sold:
Retail new vehicles sold	18,264	8,961	9,303	103.8%
Retail used vehicles sold	21,005	11,298	9,707	85.9%
Wholesale used vehicles sold	6,137	2,740	3,397	124.0%
Total used	27,142	14,038	13,104	93.3%
Average sales price per unit sold:
New vehicle retail	$44,642	$44,669	$(26)	(0.1)%	$5	(0.1)%
Used vehicle retail	$29,106	$28,084	$1,022	3.6%	$(187)	4.3%
Gross profit per unit sold:
New vehicle retail sales	$3,231	$3,085	$146	4.7%	$3	4.6%
Used vehicle retail sales	$1,322	$1,370	$(47)	(3.4)%	$(9)	(2.8)%
Used vehicle wholesale sales	$(170)	$(842)	$672	79.8%	$3	79.4%
Total used	$985	$938	$47	5.0%	$(6)	5.7%
F&I PRU	$1,038	$863	$175	20.2%	$(4)	20.7%
Other:
SG&A expenses	$169.8	$81.3	$88.6	109.0%	$(1.2)	110.4%
SG&A as % gross profit	78.3%	78.5%	(0.2)%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended March 31,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$400.6	$382.8	$17.8	4.7%	$(0.1)	4.7%
Used vehicle retail sales	331.2	317.3	13.9	4.4%	(2.1)	5.0%
Used vehicle wholesale sales	27.6	26.2	1.4	5.4%	(0.1)	5.8%
Total used	358.8	343.5	15.3	4.5%	(2.2)	5.1%
Parts and service sales	80.3	78.2	2.2	2.8%	(0.6)	3.5%
F&I, net	22.1	17.5	4.6	26.3%	(0.1)	26.9%
Total revenues	$861.8	$821.9	$39.9	4.9%	$(3.0)	5.2%
Gross profit:
New vehicle retail sales	$28.3	$27.6	$0.6	2.2%	$0.1	2.0%
Used vehicle retail sales	14.6	15.5	(0.9)	(5.7)%	(0.1)	(5.2)%
Used vehicle wholesale sales	—	(2.3)	2.3	98.9%	—	98.9%
Total used	14.6	13.2	1.4	10.6%	(0.1)	11.2%
Parts and service sales	46.1	43.8	2.2	5.1%	(0.3)	5.8%
F&I, net	22.1	17.5	4.6	26.3%	(0.1)	26.9%
Total gross profit	$111.0	$102.1	$8.9	8.7%	$(0.4)	9.1%
Gross margin:
New vehicle retail sales	7.1%	7.2%	(0.2)%
Used vehicle retail sales	4.4%	4.9%	(0.5)%
Used vehicle wholesale sales	(0.1)%	(8.8)%	8.7%
Total used	4.1%	3.8%	0.2%
Parts and service sales	57.4%	56.1%	1.3%
Total gross margin	12.9%	12.4%	0.5%
Units sold:
Retail new vehicles sold	9,445	8,961	484	5.4%
Retail used vehicles sold	11,923	11,298	625	5.5%
Wholesale used vehicles sold	3,191	2,740	451	16.5%
Total used	15,114	14,038	1,076	7.7%
Average sales price per unit sold:
New vehicle retail	$44,854	$44,669	$185	0.4%	$(16)	0.5%
Used vehicle retail	$27,796	$28,084	$(288)	(1.0)%	$(175)	(0.4)%
Gross profit per unit sold:
New vehicle retail sales	$2,992	$3,085	$(93)	(3.0)%	$5	(3.2)%
Used vehicle retail sales	$1,223	$1,370	$(146)	(10.7)%	$(7)	(10.2)%
Used vehicle wholesale sales	$(8)	$(842)	$834	99.1%	$—	99.1%
Total used	$963	$938	$26	2.7%	$(5)	3.3%
F&I PRU	$1,034	$863	$171	19.8%	$(4)	20.3%
Other:
SG&A expenses	$85.7	$79.9	$5.8	7.2%	$(0.6)	7.9%
SG&A as % gross profit	77.2%	78.2%	(1.0)%

U.K. Region — Three Months Ended March 31, 2025 Compared to 2024
Retail new and used vehicle units sold include new and used vehicle agency units. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold for new vehicles as only the sales commission is reported within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.263 at March 31, 2024, to £1 to $1.294 at March 31, 2025, or an increase in the value of the GBP of 2.4%.
Revenues
Total revenues in the U.K. during the Current Quarter increased $758.7 million, or 92.0%, as compared to the Prior Year Quarter, primarily driven by the acquisition of stores, higher same store revenues, and changes in foreign currency exchange rates.
Total same store revenues in the U.K. during the Current Quarter increased $39.9 million, or 4.9%, as compared to the Prior Year Quarter, primarily driven by outperformances across all lines of business. On a constant currency basis, same store revenues increased 5.2%, driven by the same outperformances.
New vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by more units sold, coupled with slightly higher pricing. We ended the Current Quarter with a U.K. new vehicle inventory supply of 16 days, four days lower than the Prior Year Quarter.
Used vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by more units sold, partially offset by slightly lower pricing.
Used vehicle wholesale same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, primarily driven by an increase in wholesale used vehicle units sold.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by increases in customer pay and collision revenues, partially offset by decreases in warranty and wholesale revenues. We have invested in improvements to our U.K. customer contact center, streamlining operations to make scheduling appointments easier for customers, resulting in an increase in parts and service activity driving an increase in revenues as compared to the Prior Year Quarter.
F&I, net same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by increases in income per contract for retail finance fees and service contracts.
Gross Profit
Total gross profit in the U.K. during the Current Quarter increased $113.5 million, or 109.6%, as compared to the Prior Year Quarter, primarily driven by the acquisition of stores and higher same store gross profit.
Total same store gross profit in the U.K. during the Current Quarter increased $8.9 million, or 8.7%, as compared to the Prior Year Quarter. On a constant currency basis, total same store gross profit increased 9.1%, driven by increases from new vehicle retail, parts and service and F&I, partially offset by downward pressure on used vehicle retail margins.
New vehicle retail same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, primarily due to an increase in units sold, partially offset by a decrease in new vehicle retail gross profit per unit sold as a result of the increase in vehicle inventory production generating downward pressure on new vehicle margins.
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
F&I same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, as described above in F&I same store revenues.
Total same store gross margin in the U.K. increased 45 basis points, primarily driven by improvements in parts and service and used vehicle wholesale gross margins. This increase was partially offset by underperformances in new and used vehicle retail gross margins, as described above for same store gross profit.

SG&A Expenses
SG&A as a percentage of gross profit decreased by 24 and 103 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.K. during the Current Quarter increased $88.6 million, or 109.0%, as compared to the Prior Year Quarter. Total same store SG&A expenses in the U.K. during the Current Quarter increased $5.8 million, or 7.2%, as compared to the Prior Year Quarter. On a constant currency basis, total same store SG&A expenses increased 7.9%. The increases on a total same store basis were primarily driven by fees associated with acquisitions, coupled with increased employee related costs, offset by lower facilities costs, demonstration and loaner car expenses and advertising costs, compared to the Prior Year Quarter.
Consolidated Selected Comparisons — Three Months Ended March 31, 2025 Compared to 2024
The following table (in millions) and discussion of our results of operations are on a consolidated basis, unless otherwise noted.

	Three Months Ended March 31,
	2025	2024	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$29.3	$23.8	$5.4	22.7%
Asset impairments	$0.4	$—	$0.4	100.0%
Restructuring charges	$11.1	$—	$11.1	100.0%
Floorplan interest expense	$26.9	$20.5	$6.4	31.0%
Other interest expense, net	$39.8	$29.3	$10.5	35.7%
Provision for income taxes	$39.7	$45.8	$(6.1)	(13.4)%
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
Asset Impairments
Asset impairments totaled $0.4 million in the Current Quarter. During the Current Quarter, we recognized an impairment charge of $2.7 million associated with the anticipated termination of certain franchises in the U.K in the second quarter of 2025. The impairment charge was offset by a $2.3 million gain recognized as a result of the increase in value during the Current Quarter of previously impaired assets held for sale.
Restructuring Charges
During the Current Quarter, we incurred $11.1 million of restructuring charges. Restructuring charges primarily consist of planned workforce realignment, strategic closing of certain facilities and systems integrations, among other efforts to increase operational efficiency and profitability in connection with the integration of the Inchcape Retail acquisition with our U.K. business.
Refer to Note 4. Restructuring within our Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring plan.
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
Total floorplan interest expense during the Current Quarter, increased $6.4 million, or 31.0%, as compared to the Prior Year Quarter. The increase in floorplan interest expense during the Current Quarter was driven primarily by an increase in inventories added to our floorplan due to improvements in manufacturer production as well as acquisitions.
Refer to Note 7. Financial Instruments and Fair Value Measurements within our Notes to Condensed Consolidated Financial Statements for additional discussion of interest rate swaps.

Other Interest Expense, Net
Other interest expense, net consists of interest charges primarily on our 4.00% Senior Notes, 6.375% Senior Notes, real estate related debt and other debt, partially offset by interest income.
Other interest expense, net during the Current Quarter, increased $10.5 million, or 35.7%, as compared to the Prior Year Quarter. The increase in other interest expense, net during the Current Quarter was primarily attributable to interest expense associated with the 6.375% Senior Notes issued in 2024, as well as additional real estate related debt in our U.S. and U.K. regions. Refer to Note 9. Debt within our Notes to Condensed Consolidated Financial Statements for additional discussion of our debt.
Provision for Income Taxes
Provision for income taxes of $39.7 million during the Current Quarter decreased by $6.1 million, or 13.4%, as compared to the Prior Year Quarter. The tax expense decrease in the Current Quarter, as compared to the Prior Year Quarter, was primarily due to lower pre-tax book income. Our Current Quarter effective tax rate of 23.7% remained consistent with the Prior Year Quarter effective tax rate of 23.7%.
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
Available Liquidity Resources
We had the following sources of liquidity available (in millions):

March 31, 2025
Cash and cash equivalents	$70.5
Floorplan offset accounts	105.1
Available capacity under Acquisition Line	818.9
Total liquidity	$994.5
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

The following table reconciles cash flows on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$158.7	$253.9
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisitions and dispositions	(19.2)	(44.5)
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	(2.0)	(38.5)
Adjusted net cash provided by operating activities	$137.6	$170.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$(41.0)	$(618.2)
Change in cash paid for acquisitions, associated with Floorplan notes payable	—	50.3
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(5.5)	(22.6)
Adjusted net cash used in investing activities	$(46.6)	$(590.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash (used in) provided by financing activities:	$(83.6)	$349.4
Change in Floorplan notes payable, excluding floorplan offset	26.6	55.3
Adjusted net cash (used in) provided by financing activities	$(57.0)	$404.7
Sources and Uses of Liquidity from Operating Activities — Three Months Ended March 31, 2025 Compared to 2024
For the Current Quarter, net cash provided by operating activities decreased by $95.2 million, as compared to the Prior Year Quarter. On an adjusted basis for the same period, adjusted net cash provided by operating activities decreased by $33.3 million. The decrease on an adjusted basis was primarily driven by a $19.8 million decrease in net income, a $115.3 million decrease in accounts payable and accrued expenses and a $98.6 million increase in contracts-in-transit and vehicle receivables, partially offset by a $182.8 million decrease in inventory levels.
Sources and Uses of Liquidity from Investing Activities — Three Months Ended March 31, 2025 Compared to 2024
For the Current Quarter, net cash used in investing activities decreased by $577.2 million, as compared to the Prior Year Quarter. On an adjusted basis for the same period, adjusted net cash used in investing activities decreased by $544.0 million, primarily due to a $624.4 million decrease in acquisition activity, partially offset by a $77.3 million decrease in proceeds from the disposition of franchises and property and equipment.
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
For the Current Quarter, $52.2 million was used to purchase property and equipment.
Sources and Uses of Liquidity from Financing Activities — Three Months Ended March 31, 2025 Compared to 2024
For the Current Quarter, net cash used in financing activities increased by $433.0 million, as compared to the Prior Year Quarter. On an adjusted basis for the same period, adjusted net cash used in financing activities increased by $461.7 million. The increase in net cash used in financing activities on an adjusted basis was primarily driven by a $276.7 million increase in net repayments on the Acquisition Line, a $232.9 million increase in net repayments of other debt, including real estate-related debt and a $69.0 million increase in repurchases of common stock. These increases were partially offset by increases in net borrowings on our U.S. Floorplan line of $118.2 million (representing the net cash activity in our floorplan offset account).

Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of March 31, 2025 (in millions):

	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,500.0	$1,177.0	$323.0
Acquisition Line (2)	1,000.0	51.8	818.9
Total revolving credit facility	2,500.0	1,228.8	1,141.9
FMCC Facility (3)	300.0	169.2	130.8
GM Financial Facility (4)	348.1	160.0	188.1
Total U.S. credit facilities (5)	$3,148.1	$1,558.0	$1,460.8
(1) The available balance at March 31, 2025, includes $105.1 million of immediately available funds. The remaining available balance can be used for vehicle inventory financing.
(2) The outstanding balance of $51.8 million is related to outstanding letters of credit of $11.8 million and $40.0 million in USD borrowings. The available borrowings may be limited from time to time, based on certain debt covenant calculations, and as a result, the outstanding balance plus available borrowings may not equal the total commitment.
(3) The available balance at March 31, 2025, includes no immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4) The remaining available balance as of March 31, 2025, can be used for General Motors new and rental vehicle inventory financing.
(5) The outstanding balance excludes $653.9 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and rental vehicle financing not associated with any of our U.S. credit facilities.
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
As of March 31, 2025, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of March 31, 2025
	Required	Actual
Total adjusted leverage ratio	< 5.75	2.70
Fixed charge coverage ratio	> 1.20	3.43
Based on our position as of March 31, 2025, and our outlook as discussed within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 9. Debt and Note 10. Floorplan Notes Payable within our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of March 31, 2025.

Share Repurchases and Dividends
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock up to a certain monetary limit. On November 12, 2024, our Board of Directors increased the share repurchase authorization to $500.0 million. During the Current Quarter, 286,731 shares were repurchased, at an average price of $428.33 per share, for a total of $122.8 million, excluding excise taxes of $0.7 million. As of March 31, 2025, we had $353.3 million available under our current share repurchase authorization.
During the Current Quarter, our Board of Directors approved an increase in the 2025 annual dividend rate to $2.00 per share, which represents an increase of 6%, or $0.12, as compared to the 2024 annual dividend rate of $1.88 per share. Consistent with this increase, a quarterly cash dividend of $0.50 per share on all shares of our common stock was approved, which resulted in $6.5 million paid to common shareholders and $0.1 million to unvested restricted stock award holders.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting us, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2024 Form 10-K. Our exposure to market risk has not changed materially since December 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2025, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. Refer to Note 12. Commitments and Contingencies within our Notes to Condensed Consolidated Financial Statements for a discussion of our legal proceedings.
Item 1A. Risk Factors
Except as set forth below, during the Current Quarter, there were no changes to the Risk Factors disclosed in Item 1A. Risk Factors of our 2024 Form 10-K.
Existing and potential new trade policies, such as tariffs, could adversely affect our operations, costs and business.
President Donald Trump has issued a series of executive orders since taking office in January 2025, including executive orders regarding tariffs. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events, for additional information regarding these executive orders, including those related to tariffs.
While the possibility exists for delays, reductions or exemptions of the automotive and reciprocal tariffs, the potential impacts of the tariffs described above remain uncertain and may cause a significant impact on the price of our products as well as the future mix of and demand for vehicles provided by our manufacturers, as well as alter the mix of supply and demand for used vehicles. To the extent any such tariffs remain in place for a sustained period of time, or in the event a global or domestic recession results therefrom, the disposable income of our customers could be significantly reduced, which may result in our customers deciding to delay new or used vehicle purchases or vehicle maintenance and repairs, or forego them entirely, each of which could adversely affect our results of operations and financial condition. Additionally, reciprocal tariffs, tariffs on steel and aluminum and the elevated tariffs against China could negatively impact business or consumer sentiment, demand for our products, our manufacturers’ global supply chains, and the United States or global economy generally. Manufacturers’ supply chain dependencies and production facility locations vary, and as a result, certain manufacturers could be impacted more significantly by the imposition of tariffs than others.
Additional actions taken by the U.S. that restrict or could impact the economics of trade — including additional tariffs, trade barriers, and other similar measures — could have the potential to further disrupt existing supply chains and trigger retaliatory efforts by other countries, including the imposition of tariffs, raising taxation, setting foreign exchange or capital controls, or establishing embargoes, sanctions, or other import/export restrictions, thereby negatively impacting our business, both directly and indirectly. These developments, or the perception that more of them could occur, may materially create or increase business uncertainty and could adversely affect the global economy and stability of global financial markets, potentially reducing trade and depressing economic activity, including demand for our products. Such changes in international trade policies may result in direct impacts to our business or indirectly to our customers or suppliers through increased costs, changes in business prospects or operating results, which could adversely affect our financial condition. The extent of such impacts cannot be predicted at this time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the Current Quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2025 — January 31, 2025	32,900	$419.30	32,900	$462.3
February 1, 2025 — February 28, 2025	26,259	$457.92	26,259	$450.3
March 1, 2025 — March 31, 2025	227,572	$426.22	227,572	$353.3
Total	286,731		286,731
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
As of March 31, 2025, we had $353.3 million available under our current share repurchase authorization. Our share repurchase authorization does not have an expiration date. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on share repurchases and authorization.
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
Third Amended and Restated Certificate of Incorporation of Group 1 Automotive, Inc. effective May 18, 2023 (incorporated by reference to Exhibit 3.1 of Group 1 Automotive Inc.’s Quarterly Report on Form 10-Q (File No. 001-13461) filed July 28, 2023)

3.2	—
Fourth Amended and Restated Bylaws of Group 1 Automotive, Inc. effective February 15, 2023 (incorporated by reference to Exhibit 3.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed July 28, 2023)

4.1*	—	Third Supplemental Indenture and Subsidiary Guarantee, dated April 22, 2025, by and among Group 1 Automotive, Inc., the guarantors party thereto and Computershare Trust Company, N.A., as trustee
4.2*	—	First Supplemental Indenture and Subsidiary Guarantee, dated April 22, 2025, by and among Group 1 Automotive, Inc., the guarantors party thereto and Computershare Trust Company, N.A., as trustee
10.1*+	—	Fifth Amendment to the Twelfth Amended and Restated Revolving Credit Agreement effective February 24, 2025
10.2*†	—	Separation Agreement, dated effective February 24, 2025, by and between Group 1 Automotive, Inc. and Edward McKissic
10.3*†	—	First Amendment to Separation Agreement, dated effective February 28, 2025, by and between Group 1 Automotive, Inc. and Edward McKissic
10.4†	—	Form of Restricted Stock Agreement (2025 Form) (incorporated by reference to Exhibit 10.28 of Group 1 Automotive Inc.’s Annual Report on Form 10-K (File No. 001-13461) filed February 14, 2025)
10.5†	—	Form of Performance Share Unit Agreement (2025 Form) (incorporated by reference to Exhibit 10.29 of Group 1 Automotive Inc.’s Annual Report on Form 10-K (File No. 001-13461) filed February 14, 2025)
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in exhibit 101)

*	Filed or furnished herewith
†	Management contract or compensatory plan or arrangement
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

Group 1 Automotive, Inc.

Date:	April 25, 2025	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer