Form 10-Q
period 2025-06-30
GROUP 1 AUTOMOTIVE INC
filed 2025-07-24
CIK 1031203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if that registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
As of July 18, 2025, the registrant had 12,939,665 shares of common stock outstanding.

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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements include, but are not limited to, statements concerning the Company’s strategy, future operating performance, future liquidity and availability of financing, capital allocation, the completion of future acquisitions and divestitures, as well as the impact of cyberattacks or other privacy/data security incidents, business trends in the retail automotive industry, changes in regulations and potential changes in U.S. and global trade policy, including the imposition by the U.S. of significant tariffs on the import of automobiles and certain materials used in our parts and service operating business and the resulting consequences and the passage of the “One Big Beautiful Bill”, including the associated impact on tax deductions in the domestic car industry and elimination of certain clean energy tax credits, which could impact incentives for electric vehicle production and sales. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may” and similar expressions are intended to identify forward-looking statements.
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
For additional information regarding known material factors that could cause actual results to differ from projected results, refer to Part II, Item 1A. Risk Factors herein, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and Part II, Item 1A. Risk Factors in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, as well as Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share data)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52.7	$34.4
Contracts-in-transit and vehicle receivables, net	351.3	360.1
Accounts and notes receivable, net	295.6	303.0
Inventories	2,658.2	2,636.8
Prepaid expenses	52.9	67.9
Other current assets	23.0	18.8
Current assets classified as held for sale	—	76.2
TOTAL CURRENT ASSETS	3,433.7	3,497.3
Property and equipment, net of accumulated depreciation of $720.3 and $657.3, respectively	3,051.4	2,856.5
Operating lease assets	324.0	315.3
Goodwill	2,268.8	2,057.9
Intangible franchise rights	1,015.8	948.1
Other long-term assets	136.2	149.1
TOTAL ASSETS	$10,229.9	$9,824.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floorplan notes payable — credit facility and other, net of offset account of $321.0 and $286.3, respectively	$1,191.2	$1,255.3
Floorplan notes payable — manufacturer affiliates, net of offset account of $— and $2.0, respectively	753.8	766.7
Current maturities of long-term debt	159.3	175.3
Current operating lease liabilities	27.6	25.8
Accounts payable	733.1	738.0
Accrued expenses and other current liabilities	414.4	418.6
Current liabilities classified as held for sale	—	17.1
TOTAL CURRENT LIABILITIES	3,279.3	3,396.8
Long-term debt	3,056.5	2,737.9
Long-term operating lease liabilities	280.0	276.2
Deferred income taxes	332.3	295.8
Other long-term liabilities	145.8	143.3
Commitments and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized; 24,954,226 and 24,989,807 shares issued, respectively	0.2	0.2
Additional paid-in capital	372.0	356.1
Retained earnings	4,377.9	4,122.4
Accumulated other comprehensive income (loss)	54.4	1.6
Treasury stock, at cost; 12,014,561 and 11,711,022 shares, respectively	(1,668.6)	(1,506.2)
TOTAL STOCKHOLDERS’ EQUITY	3,136.0	2,974.3
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,229.9	$9,824.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
New vehicle retail sales	$2,735.5	$2,364.2	$5,415.4	$4,546.8
Used vehicle retail sales	1,848.2	1,453.2	3,603.6	2,870.0
Used vehicle wholesale sales	163.8	104.3	315.4	210.3
Parts and service sales	718.4	574.5	1,410.4	1,150.8
Finance, insurance and other, net	237.8	200.1	464.0	389.0
Total revenues	5,703.5	4,696.4	11,208.8	9,166.9
COST OF SALES:
New vehicle retail sales	2,537.1	2,194.1	5,027.4	4,217.2
Used vehicle retail sales	1,751.8	1,372.6	3,413.7	2,707.2
Used vehicle wholesale sales	163.3	105.4	313.3	212.4
Parts and service sales	315.6	257.7	626.7	520.9
Total cost of sales	4,767.8	3,929.8	9,381.1	7,657.7
GROSS PROFIT	935.8	766.5	1,827.7	1,509.1
Selling, general and administrative expenses	646.1	497.2	1,263.4	973.3
Depreciation and amortization expense	28.7	28.2	58.0	52.0
Asset impairments	0.4	—	0.8	—
Restructuring charges	7.6	—	18.7	—
INCOME FROM OPERATIONS	253.0	241.1	486.9	483.8
Floorplan interest expense	26.4	24.7	53.3	45.2
Other interest expense, net	42.7	33.4	82.5	62.7
Other expense (income)	—	0.1	(0.2)	(0.4)
INCOME BEFORE INCOME TAXES	183.9	183.0	351.4	376.3
Provision for income taxes	44.0	45.2	83.8	91.0
Net income from continuing operations	139.8	137.9	267.6	285.3
Net income from discontinued operations	0.7	0.3	1.0	0.8
NET INCOME	$140.5	$138.2	$268.6	$286.1
BASIC EARNINGS PER SHARE:
Continuing operations	$10.79	$10.20	$20.44	$21.01
Discontinued operations	0.05	0.02	0.08	0.06
Total	$10.84	$10.22	$20.52	$21.07
DILUTED EARNINGS PER SHARE:
Continuing operations	$10.77	$10.15	$20.40	$20.91
Discontinued operations	0.05	0.02	0.08	0.06
Total	$10.82	$10.17	$20.48	$20.97
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12.8	13.2	12.9	13.3
Diluted	12.8	13.3	13.0	13.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME	$140.5	$138.2	$268.6	$286.1
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	45.9	(1.1)	69.8	(5.6)
Net unrealized gain (loss) on interest rate risk management activities, net of tax:
Unrealized (loss) gain arising during the period, net of tax benefit (provision) of $0.6, $(1.6), $2.1, and $(6.1), respectively	(1.8)	5.3	(6.7)	19.6
Reclassification adjustment for gain included in interest expense, net of tax provision of $(1.6), $(2.3), $(3.2), and $(4.7), respectively	(5.1)	(7.4)	(10.3)	(15.0)
Reclassification related to de-designated interest rate swaps, net of tax provision of $— , $—, $—, and (0.1), respectively	—	—	—	(0.2)
Unrealized (loss) gain on interest rate risk management activities, net of tax	(6.9)	(2.2)	(17.1)	4.4
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	38.9	(3.3)	52.7	(1.2)
COMPREHENSIVE INCOME	$179.5	$134.9	$321.3	$284.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, MARCH 31, 2025	24,964,378	$0.2	$360.3	$4,243.9	$15.4	$(1,627.4)	$2,992.5
Net income	—	—	—	140.5	—	—	140.5
Other comprehensive income, net of taxes	—	—	—	—	38.9	—	38.9
Purchases of treasury stock, including excise tax	—	—	—	—	—	(44.9)	(44.9)
Net issuance of treasury shares to stock compensation plans	(10,152)	—	3.5	—	—	3.8	7.3
Stock-based compensation	—	—	8.2	—	—	—	8.2
Dividends declared ($0.50 per share)	—	—	—	(6.5)	—	—	(6.5)
BALANCE, JUNE 30, 2025	24,954,226	$0.2	$372.0	$4,377.9	$54.4	$(1,668.6)	$3,136.0

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2024	24,989,807	$0.2	$356.1	$4,122.4	$1.6	$(1,506.2)	$2,974.3
Net income	—	—	—	268.6	—	—	268.6
Other comprehensive income, net of taxes	—	—	—	—	52.7	—	52.7
Purchases of treasury stock, including excise tax	—	—	—	—	—	(168.4)	(168.4)
Net issuance of treasury shares to stock compensation plans	(35,581)	—	0.1	—	—	6.0	6.1
Stock-based compensation	—	—	15.8	—	—	—	15.8
Dividends declared ($1.00 per share)	—	—	—	(13.1)	—	—	(13.1)
BALANCE, JUNE 30, 2025	24,954,226	$0.2	$372.0	$4,377.9	$54.4	$(1,668.6)	$3,136.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, MARCH 31, 2024	25,109,781	$0.3	$351.7	$3,791.3	$30.3	$(1,401.1)	$2,772.4
Net income	—	—	—	138.2	—	—	138.2
Other comprehensive loss, net of taxes	—	—	—	—	(3.3)	—	(3.3)
Purchases of treasury stock, including excise tax	—	—	—	—	—	(46.5)	(46.5)
Net issuance of treasury shares to stock compensation plans	(16,996)	—	1.4	—	—	3.9	5.2
Stock-based compensation	—	—	6.6	—	—	—	6.6
Dividends declared ($0.47 per share)	—	—	—	(6.4)	—	—	(6.4)
BALANCE, JUNE 30, 2024	25,092,785	$0.3	$359.7	$3,923.0	$27.0	$(1,443.7)	$2,866.3

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2023	25,131,460	$0.3	$349.1	$3,649.8	$28.1	$(1,352.8)	$2,674.4
Net income	—	—	—	286.1	—	—	286.1
Other comprehensive loss, net of taxes	—	—	—	—	(1.2)	—	(1.2)
Purchases of treasury stock, including excise tax	—	—	—	—	—	(100.6)	(100.6)
Net issuance of treasury shares to stock compensation plans	(38,675)	—	(3.7)	—	—	9.8	6.1
Stock-based compensation	—	—	14.2	—	—	—	14.2
Dividends declared ($0.94 per share)	—	—	—	(12.8)	—	—	(12.8)
BALANCE, JUNE 30, 2024	25,092,785	$0.3	$359.7	$3,923.0	$27.0	$(1,443.7)	$2,866.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

GROUP 1 AUTOMOTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$268.6	$286.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58.0	52.0
Change in operating lease assets	15.2	11.9
Deferred income taxes	19.8	(0.6)
Asset impairments	4.4	—
Stock-based compensation	15.8	14.2
Amortization of debt discount and issuance costs	2.7	1.7
Gain on disposition of assets	(9.0)	(55.7)
Unrealized loss (gain) on derivative instruments	0.9	(0.3)
Other	(0.4)	(0.8)
Changes in assets and liabilities, net of acquisitions and dispositions:
Accounts payable and accrued expenses	(56.5)	4.1
Accounts and notes receivable	17.2	(21.3)
Inventories	91.4	(329.0)
Contracts-in-transit and vehicle receivables	15.7	18.3
Prepaid expenses and other assets	14.3	4.4
Floorplan notes payable — manufacturer affiliates	(32.7)	157.6
Deferred revenues	(0.3)	(0.4)
Operating lease liabilities	(14.6)	(12.5)
Net cash provided by operating activities	410.3	129.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net, including repayment of sellers’ floorplan notes payable of $26.8 and $50.3, respectively	(320.4)	(690.3)
Proceeds from disposition of franchises, property and equipment	76.1	201.1
Purchases of property and equipment	(123.9)	(102.9)
Escrow payments for acquisitions	(3.0)	(86.4)
Other	(0.1)	9.4
Net cash used in investing activities	(371.3)	(669.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on credit facility — floorplan line and other	7,050.3	6,490.7
Repayments on credit facility — floorplan line and other	(7,134.4)	(6,112.8)
Borrowings on credit facility — acquisition line	999.9	464.2
Repayments on credit facility — acquisition line	(684.6)	(495.0)
Debt issuance costs	(7.0)	(3.8)
Borrowings on other debt	52.7	377.0
Principal payments on other debt	(129.9)	(67.7)
Proceeds from employee stock purchase plan	16.1	13.0
Payments of tax withholding for stock-based compensation	(10.0)	(6.9)
Repurchases of common stock, amounts based on settlement date	(167.3)	(99.8)
Dividends paid	(13.1)	(12.7)
Net cash (used in) provided by financing activities	(27.2)	546.4
Effect of exchange rate changes on cash	6.4	—
Net increase in cash and cash equivalents	18.3	7.2
CASH AND CASH EQUIVALENTS, beginning of period	34.4	57.2
CASH AND CASH EQUIVALENTS, end of period	$52.7	$64.4
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

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
2. REVENUES
The following tables present the Company’s revenues disaggregated by its geographical segments (in millions):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$2,132.9	$602.5	$2,735.5	$4,101.6	$1,313.8	$5,415.4
Used vehicle retail sales	1,203.2	645.0	1,848.2	2,347.6	1,256.0	3,603.6
Used vehicle wholesale sales	86.5	77.3	163.8	178.5	136.9	315.4
Total new and used vehicle sales	3,422.7	1,324.8	4,747.4	6,627.7	2,706.7	9,334.4
Parts and service sales (1)	555.5	162.8	718.4	1,086.8	323.7	1,410.4
Finance, insurance and other, net (2)	199.0	38.8	237.8	384.5	79.5	464.0
Total revenues	$4,177.2	$1,526.4	$5,703.5	$8,098.9	$3,109.9	$11,208.8

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	U.S.	U.K.	Total	U.S.	U.K.	Total
New vehicle retail sales	$2,009.5	$354.6	$2,364.2	$3,809.4	$737.4	$4,546.8
Used vehicle retail sales	1,151.9	301.3	1,453.2	2,251.4	618.6	2,870.0
Used vehicle wholesale sales	78.4	25.9	104.3	158.3	52.0	210.3
Total new and used vehicle sales	3,239.9	681.8	3,921.7	6,219.1	1,408.0	7,627.1
Parts and service sales (1)	497.4	77.1	574.5	992.6	158.2	1,150.8
Finance, insurance and other, net (2)	183.9	16.3	200.1	355.2	33.8	389.0
Total revenues	$3,921.2	$775.2	$4,696.4	$7,566.9	$1,600.0	$9,166.9
(1) The Company has elected not to disclose revenues related to remaining performance obligations on its maintenance and repair services as the duration of these contracts is less than one year.
(2) Includes variable consideration recognized of $5.1 million and $5.6 million during the three months ended June 30, 2025 and 2024, respectively, and $15.5 million and $18.0 million during the six months ended June 30, 2025 and 2024, respectively, relating to performance obligations satisfied in previous periods on the Company’s retrospective commission income contracts. Refer to Note 8. Receivables, Net and Contract Assets for the balance of the Company’s contract assets associated with revenues from the arrangement of financing and sale of service and insurance contracts.
3. ACQUISITIONS AND DISPOSITIONS
The Company accounts for business combinations under the acquisition method of accounting, wherein the Company allocates the purchase price to the assets acquired and liabilities assumed based on an estimate of fair value.
Inchcape Acquisition
On August 1, 2024, the Company completed the acquisition of Inchcape Retail automotive operations (“Inchcape Retail”), consisting of 54 dealership locations, certain real estate and three collision centers across the U.K. (collectively referred to as the “Inchcape Acquisition”), for aggregate consideration of approximately $517.0 million.
The purchase price allocation for the Inchcape Acquisition is preliminary. The Company is continuing to analyze and assess relevant information related to deferred income taxes. Due to the complexity of the Inchcape Acquisition, these amounts are provisional and subject to change as the Company’s fair value assessments are finalized. The Company will reflect any such adjustments in subsequent filings. The results of the Inchcape Acquisition are included in the U.K. segment. The acquired goodwill is not deductible for income tax purposes.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following table summarizes the consideration paid and aggregate amounts of assets acquired and liabilities assumed as of June 30, 2025 (in millions):

Total consideration	$517.0
Identifiable assets acquired and liabilities assumed
Cash	$23.4
Contracts-in-transit and vehicle receivables, net	27.6
Accounts receivable, net	37.7
Inventories	384.3
Prepaid expenses and other current assets	14.1
Property and equipment	286.1
Operating lease assets	104.3
Intangible franchise rights	123.7
Total assets acquired	1,001.2
Floorplan notes payable	236.4
Accounts payable	204.6
Accrued expenses	54.0
Operating lease liabilities	75.4
Deferred income taxes	41.1
Other liabilities	3.9
Total liabilities assumed	615.4
Total identifiable net assets	385.7
Goodwill	$131.3
The Company recorded $0.2 million of acquisition related costs attributable to the Inchcape Acquisition during the six months ended June 30, 2025. These costs are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The Company’s Condensed Consolidated Statements of Operations included revenues and net loss attributable to Inchcape Retail for the three months ended June 30, 2025 of $634.0 million and $2.6 million, respectively, and for the six months ended June 30, 2025 of $1.3 billion and $1.1 million, respectively. The net loss attributable to Inchcape Retail for the three and six months ended June 30, 2025 includes the impact of the restructuring charges further described in Note 4: Restructuring.
The following unaudited pro forma financial information presents consolidated information of the Company as if the Inchcape Acquisition had occurred on January 1, 2024 (in millions):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(unaudited)
Revenues	$5,349.4	$10,505.0
Net income	$128.1	$273.5
This pro forma information incorporates the Company’s accounting policies and adjusts the results of Inchcape Retail assuming that the fair value adjustments in connection with the Inchcape Acquisition occurred on January 1, 2024. They have also been adjusted to reflect the $0.2 million and $15.4 million of acquisition-related costs incurred during the six months ended June 30, 2025 and the year ended December 31, 2024, respectively, as having occurred on January 1, 2024.
Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Other Acquisitions
During the six months ended June 30, 2025, the Company acquired three dealerships in the U.S, including one Lexus dealership, one Acura dealership, and one Mercedes-Benz dealership. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $305.8 million, consisting of cash paid of $305.3 million and a payable of $0.5 million. Goodwill associated with the acquisitions totaled $164.4 million.
During the six months ended June 30, 2025, the Company acquired four dealerships in the U.K, including three Toyota dealerships and one Lexus dealership. Aggregate consideration paid for these dealerships, which were accounted for as business combinations, was $16.4 million. Goodwill associated with the acquisitions totaled $2.4 million.
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
During the six months ended June 30, 2025, the Company recorded a net pre-tax gain totaling $0.7 million related to the disposition of three dealerships in the U.S. The dispositions reduced goodwill by $19.6 million. The Company also terminated four franchises in the U.S.
During the six months ended June 30, 2025, the Company closed four dealerships in the U.K. in connection with the Restructuring Plan (as defined in Note 4. Restructuring). Refer to Note 4. Restructuring for further information regarding the impairment charges taken on these closed dealerships as part of the Restructuring Plan.
During the six months ended June 30, 2025, the Company terminated eight franchises in the U.K. and recorded an impairment charge of $2.7 million associated with certain franchise terminations.
During the six months ended June 30, 2024, the Company recorded a net pre-tax gain totaling $51.6 million related to the disposition of seven dealerships and one collision center in the U.S. The dispositions reduced goodwill by $62.5 million.
There was no goodwill reclassified to assets held for sale as of June 30, 2025. Assets held for sale in the Condensed Consolidated Balance Sheets included $11.5 million of goodwill that was reclassified to assets held for sale as of December 31, 2024.
4. RESTRUCTURING
During the fourth quarter of 2024, the Company initiated a U.K.-wide restructuring plan (the “Restructuring Plan”) related to the integration activities of Inchcape Retail with existing U.K. operations. The Restructuring Plan consists of workforce realignment, including certain headcount reductions, strategic closing of certain facilities and dealerships. The Restructuring Plan is expected to continue throughout 2025, and the Company expects to incur $0.8 million in additional restructuring charges. Any changes to the Company’s estimates or timing will be reflected in the Company’s results of operations in future periods.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The components of total restructuring charges were as follows (in millions):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Contract termination costs	$—	$4.1
Facility closure costs	2.8	3.4
Employee related costs	2.3	7.5
Asset impairments	2.6	3.7
Systems integration costs	—	0.1
Total restructuring charges	$7.6	$18.7
Charges associated with the Restructuring Plan are included within Restructuring Charges on the Condensed Consolidated Statements of Operations. As of June 30, 2025, the Company has incurred $31.8 million of restructuring charges related to the Restructuring Plan since the commencement of the plan.
The following table presents the changes in restructuring related liabilities (in millions):

December 31, 2024	$11.9
Charges incurred (1)	15.1
Cash payments	(18.5)
June 30, 2025	$8.5
(1) Charges incurred excludes non-cash asset impairments of $3.7 million.
Liabilities associated with restructuring charges are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
5. SEGMENT INFORMATION
As of June 30, 2025, the Company had two operating and reportable segments: the U.S. and the U.K. The Company defines its segments as those operations whose results the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), regularly reviews to analyze performance and allocate resources to the U.S. and U.K. geographic areas. Each segment is comprised of retail automotive franchises that sell new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts. The CODM predominantly uses the metric of income before income taxes in making decisions about the allocation of operating and capital resources to each segment, evaluating annual budget and forecast, as well as determining compensation for certain employees.
Selected reportable segment data for continuing operations were as follows (in millions). All intercompany balances and transactions have been eliminated in consolidation.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$4,177.2	$1,526.4	$5,703.5	$8,098.9	$3,109.9	$11,208.8
Cost of sales	$3,448.5	$1,319.3	$4,767.8	$6,695.3	$2,685.8	$9,381.1
SG&A expenses	$471.6	$174.5	$646.1	$919.0	$344.3	$1,263.4
Depreciation and amortization expense	$22.2	$6.5	$28.7	$43.2	$14.8	$58.0
Asset impairments	$0.4	$—	$0.4	$(1.9)	$2.7	$0.8
Restructuring charges	$—	$7.6	$7.6	$—	$18.7	$18.7
Floorplan interest expense	$20.1	$6.3	$26.4	$40.8	$12.5	$53.3
Other interest expense, net	$34.9	$7.8	$42.7	$67.2	$15.3	$82.5
Other segment items (1)	$—	$—	$—	$(0.2)	$—	$(0.2)
Income before income taxes	$179.6	$4.3	$183.9	$335.7	$15.7	$351.4
Capital expenditures:
Real estate related capital expenditures	$17.7	$—	$17.7	$32.5	$—	$32.5
Non-real estate related capital expenditures	45.8	8.2	54.0	79.4	12.0	91.4
Total capital expenditures	$63.5	$8.2	$71.7	$111.9	$12.0	$123.9

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	U.S.	U.K.	Total	U.S.	U.K.	Total
Total revenues	$3,921.2	$775.2	$4,696.4	$7,566.9	$1,600.0	$9,166.9
Cost of sales	$3,253.5	$676.4	$3,929.8	$6,260.1	$1,397.7	$7,657.7
SG&A expenses	$417.6	$79.6	$497.2	$812.5	$160.8	$973.3
Depreciation and amortization expense	$24.1	$4.1	$28.2	$44.0	$8.0	$52.0
Floorplan interest expense	$21.6	$3.1	$24.7	$39.2	$6.0	$45.2
Other interest expense, net	$31.1	$2.2	$33.4	$57.9	$4.8	$62.7
Other segment items (1)	$—	$0.1	$0.1	$—	$(0.4)	$(0.4)
Income before income taxes	$173.3	$9.7	$183.0	$353.3	$23.0	$376.3
Capital expenditures:
Real estate related capital expenditures	$—	$—	$—	$3.2	$17.8	$21.0
Non-real estate related capital expenditures	30.8	8.9	39.7	68.0	13.9	81.9
Total capital expenditures	$30.8	$8.9	$39.7	$71.1	$31.7	$102.9
(1) Other segment items include other expenses, which primarily relate to currency translation.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	June 30, 2025
	U.S.	U.K.	Total
Property and equipment, net	$2,306.6	$744.8	$3,051.4
Total assets (1)	$7,816.0	$2,393.5	$10,209.5

	December 31, 2024
	U.S.	U.K.	Total
Property and equipment, net	$2,181.9	$674.6	$2,856.5
Total assets (1)	$7,630.1	$2,176.6	$9,806.6
(1) Total assets for reportable segments exclude the total assets related to discontinued operations. The assets related to discontinued operations were immaterial as of June 30, 2025 and December 31, 2024.
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
The following table sets forth the calculation of EPS (in millions, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average basic common shares outstanding	12,814,393	13,226,129	12,936,243	13,277,425
Dilutive effect of stock-based awards and employee stock purchases	28,298	67,927	26,129	63,987
Weighted average dilutive common shares outstanding	12,842,691	13,294,056	12,962,372	13,341,412
Basic:
Net income	$140.5	$138.2	$268.6	$286.1
Less: Earnings allocated to participating securities from continuing operations	1.6	2.9	3.2	6.3
Less: Earnings allocated to participating securities to discontinued operations	—	—	—	—
Net income available to basic common shares	$138.9	$135.2	$265.4	$279.8
Basic earnings per common share	$10.84	$10.22	$20.52	$21.07
Diluted:
Net income	$140.5	$138.2	$268.6	$286.1
Less: Earnings allocated to participating securities from continuing operations	1.6	2.9	3.2	6.3
Less: Earnings allocated to participating securities to discontinued operations	—	—	—	—
Net income available to diluted common shares	$139.0	$135.2	$265.4	$279.8
Diluted earnings per common share	$10.82	$10.17	$20.48	$20.97
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
The carrying value and fair value of the Company’s fixed rate long-term debt were as follows (in millions):

	June 30, 2025		December 31, 2024
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
4.00% Senior Notes	$750.0	$725.8	$750.0	$701.5
6.375% Senior Notes	500.0	515.2	500.0	502.4
Real estate related	129.1	127.1	140.6	136.4
Total	$1,379.1	$1,368.1	$1,390.6	$1,340.4
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
Assets associated with the Company’s interest rate swaps, as reflected gross in the Condensed Consolidated Balance Sheets, were as follows (in millions):

	June 30, 2025	December 31, 2024
Assets:
Other current assets	$3.5	$1.8
Other long-term assets (1)	52.6	77.5
Total assets	$56.1	$79.3
(1) As of June 30, 2025 and December 31, 2024, the balance included gross fair value of $2.5 million and $3.4 million, respectively, related to the de-designated swaps as described below.
There were no liabilities associated with the Company’s interest rate swaps as of June 30, 2025 and December 31, 2024.
Interest Rate Swaps De-designated as Cash Flow Hedges
As of June 30, 2025, the Company had one de-designated interest rate swap with a notional value of $26.1 million and an interest rate of 0.60%. The de-designated swap will mature on March 1, 2030. No interest rate swaps were de-designated by the Company during the six months ended June 30, 2025.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The Company recorded unrealized mark-to-market losses of $0.4 million and $0.9 million and realized gains of $0.2 million and $0.5 million associated with de-designated interest rate swaps within Other interest expense, net, for the three and six months ended June 30, 2025, respectively. The Company recorded unrealized mark-to-market gains of $0.2 million and $0.5 million and realized gains of $0.4 million and $0.8 million associated with de-designated interest rate swaps within Other interest expense, net, for the three and six months ended June 30, 2024, respectively.
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
As of June 30, 2025, the Company held 26 interest rate swaps designated as cash flow hedges with a total notional value of $862.0 million that fixed its underlying SOFR at a weighted average rate of 1.24%. As of June 30, 2024, the Company held 35 interest rate swaps designated as cash flow hedges with a total notional value of $935.6 million that fixed its underlying SOFR at a weighted average rate of 1.22%. The maturity dates of the Company’s designated interest rate swaps range between December 31, 2025 and December 31, 2031.
The following tables present the impact of the Company’s interest rate swaps designated as cash flow hedges (in millions):

	Amount of Unrealized Income (Loss), Net of Tax, Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	2025	2024	2025	2024
Interest rate swaps	$(1.8)	$5.3	$(6.7)	$19.6
	Amount Reclassified from Other Comprehensive Income (Loss) into Statements of Operations
Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Floorplan interest expense	$4.0	$5.3	$8.0	$10.6
Other interest expense, net	$2.7	$4.4	$5.6	$9.0
The amount of gain expected to be reclassified out of AOCI into earnings as an offset to Floorplan interest expense or Other interest expense, net in the next twelve months is $18.7 million.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
8. RECEIVABLES, NET AND CONTRACT ASSETS
The Company’s receivables, net and contract assets consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Contracts-in-transit and vehicle receivables, net:
Contracts-in-transit	$244.4	$250.3
Vehicle receivables	107.5	110.6
Total contracts-in-transit and vehicle receivables	351.9	360.9
Less: allowance for doubtful accounts	0.6	0.8
Total contracts-in-transit and vehicle receivables, net	$351.3	$360.1

Accounts and notes receivable, net:
Manufacturer receivables	$161.4	$177.4
Parts and service receivables	84.6	80.6
F&I receivables	36.7	39.7
Other	18.5	11.7
Total accounts and notes receivable	301.2	309.5
Less: allowance for doubtful accounts	5.6	6.4
Total accounts and notes receivable, net	$295.6	$303.0

Within Other current assets and Other long-term assets:
Total contract assets (1)	$65.3	$59.0
(1) No allowance for doubtful accounts was recorded for contract assets as of June 30, 2025 or December 31, 2024.
9. DEBT
Long-term debt consisted of the following (in millions):

	June 30, 2025	December 31, 2024
4.00% Senior Notes due August 15, 2028	$750.0	$750.0
6.375% Senior Notes due January 15, 2030	500.0	500.0
Acquisition Line	410.0	95.0
Other Debt:
Real estate related	1,218.1	1,253.9
Finance leases	333.1	311.4
Other	19.6	19.0
Total other debt	1,570.8	1,584.3
Total debt	3,230.8	2,929.3
Less: unamortized debt issuance costs	15.0	16.1
Less: current maturities	159.3	175.3
Total long-term debt	$3,056.5	$2,737.9
Acquisition Line
The proceeds of the Acquisition Line (as defined in Note 10. Floorplan Notes Payable) are used for working capital, general corporate and acquisition purposes. As of June 30, 2025, borrowings under the Acquisition Line, a component of the Revolving Credit Facility (as defined in Note 10. Floorplan Notes Payable), totaled $410.0 million. The average interest rate on this facility was 5.67% during the three months ended June 30, 2025.
Real Estate Related
The Company has mortgage loans in the U.S. and the U.K. that are paid in installments. As of June 30, 2025, borrowings outstanding under these facilities totaled $1,218.1 million, gross of debt issuance costs, comprised of $792.5 million in the U.S. and $425.6 million in the U.K., respectively.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
10. FLOORPLAN NOTES PAYABLE
The Company’s floorplan notes payable consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Revolving Credit Facility — floorplan notes payable	$1,288.0	$1,328.7
Revolving Credit Facility — floorplan notes payable offset account	(321.0)	(286.3)
Revolving Credit Facility — floorplan notes payable, net	967.0	1,042.4
Other non-manufacturer facilities	224.1	212.9
Floorplan notes payable — credit facility and other, net	$1,191.2	$1,255.3

FMCC Facility	$153.2	$202.0
FMCC Facility offset account	—	(2.0)
FMCC Facility, net	153.2	200.0
GM Financial Facility	173.6	189.5
Other manufacturer affiliate facilities	426.9	377.2
Floorplan notes payable — manufacturer affiliates, net	$753.8	$766.7
Floorplan Notes Payable — Credit Facility
Revolving Credit Facility
On May 30, 2025, in the U.S., the Company entered into an amended revolving syndicated credit arrangement that matures on May 30, 2030, with 18 participating financial institutions (the “Revolving Credit Facility”). In addition to extending the term, the amendment increased the availability from $2.5 billion to $3.5 billion, with the ability to increase to $4.5 billion, subject to lender approval. The Revolving Credit Facility consists of two tranches: (i) a $1.75 billion maximum capacity tranche for U.S. vehicle inventory floorplan financing (“U.S. Floorplan Line”) which the outstanding balance, net of offset account discussed below, is reported in Floorplan notes payable — credit facility and other, net; and (ii) a $1.75 billion maximum capacity tranche (“Acquisition Line”), which is not due until maturity of the Revolving Credit Facility and is therefore classified in Long-term debt on the Condensed Consolidated Balance Sheets. Refer to Note 9. Debt for additional discussion. The capacity under these two tranches can be re-designated within the overall $3.5 billion commitment. The Acquisition Line includes a $100.0 million sub-limit for letters of credit and a $50.0 million minimum capacity tranche. The Company had $11.8 million in letters of credit outstanding as of both June 30, 2025 and December 31, 2024.
The U.S. Floorplan Line bears interest at rates equal to SOFR plus 120 basis points for new vehicle inventory and SOFR plus 150 basis points for used vehicle inventory. The weighted average interest rate on the U.S. Floorplan Line was 5.65% as of June 30, 2025, excluding the impact of the Company’s interest rate swap derivative instruments. The Acquisition Line bears interest at SOFR or a SOFR equivalent plus 110 to 210 basis points, depending on the Company’s total adjusted leverage ratio, on borrowings in USD, Euros or GBP. The U.S. Floorplan Line requires a commitment fee of 0.15% per annum on the unused portion. Amounts borrowed by the Company under the U.S. Floorplan Line for specific vehicle inventory are to be repaid upon the sale of the vehicle financed and in no case is a borrowing for a vehicle to remain outstanding for greater than one year. The Acquisition Line requires a commitment fee ranging from 0.15% to 0.40% per annum, depending on the Company’s total adjusted leverage ratio, based on a minimum commitment of $50.0 million less outstanding borrowings.
In conjunction with the Revolving Credit Facility, the Company had $8.7 million and $3.1 million of unamortized debt issuance costs as of June 30, 2025 and December 31, 2024, respectively, which are included in Prepaid expenses and Other long-term assets in the Company’s Condensed Consolidated Balance Sheets and amortized over the term of the facility.
Floorplan Notes Payable — Manufacturer Affiliates
FMCC Facility
The Company has a $200.0 million floorplan arrangement with FMCC for financing of new Ford vehicles in the U.S. (the “FMCC Facility”). The FMCC Facility bears interest at the U.S. prime rate which was 7.50% as of June 30, 2025.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
GM Financial Facility
The Company has a master loan agreement with General Motors Financial for financing of new GM vehicles (the “GM Financial Facility”). The GM Financial Facility bears interest at the U.S. prime rate less 100 basis points. As of June 30, 2025, the GM Financial Facility had a total borrowing capacity of $348.1 million.
Other Manufacturer Facilities
The Company has other credit facilities in the U.S. and the U.K., respectively, with financial institutions affiliated with manufacturers for financing of new, used and rental vehicle inventories. As of June 30, 2025, borrowings outstanding under these facilities totaled $426.9 million, comprised of $195.6 million in the U.S. and $231.4 million in the U.K., with annual interest rates ranging from approximately 0.3% to 8%. Interest rates on the Company’s manufacturer facilities vary across manufacturers.
Offset Accounts
Offset accounts consist of immediately available cash used to pay down the U.S. Floorplan Line, FMCC Facility and GM Financial Facility, and therefore offset the respective outstanding balances in the Company’s Condensed Consolidated Balance Sheets. The offset accounts are the Company’s primary options for the short-term investment of excess cash.
During the three months ended June 30, 2025, the Company entered into an addendum to the master loan agreement with General Motors Financial and established an offset account under the GM Financial Facility (the “GM Floorplan Offset”). As of June 30, 2025, the balance for the GM Floorplan Offset was $—.
11. CASH FLOW INFORMATION
Non-Cash Activities
The accrual for capital expenditures was $2.4 million and $9.0 million as of June 30, 2025 and December 31, 2024, respectively.
Interest and Income Taxes Paid
Cash paid for interest, including the monthly settlement of the Company’s interest rate swaps, was $128.5 million and $99.9 million for the six months ended June 30, 2025 and 2024, respectively. Refer to Note 7. Financial Instruments and Fair Value Measurements for further discussion of the Company’s interest rate swaps.
Cash paid for income taxes, net of refunds, was $52.1 million and $75.1 million for the six months ended June 30, 2025 and 2024, respectively.
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
Legal Proceedings
As of June 30, 2025, the Company was not party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of current or future matters cannot be predicted with certainty; an unfavorable resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
Other Matters
In connection with dealership dispositions where the Company did not own the real estate and was a tenant, it assigned the lease to the purchaser but remained liable as a guarantor for the remaining lease payments in the event of non-payment by the purchaser. Although the Company has no reason to believe that it will be called upon to perform under any such assigned leases, the Company estimates that lessee remaining rental obligations were $37.8 million as of June 30, 2025.

GROUP 1 AUTOMOTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the balances of each component of AOCI were as follows (in millions):

	Six Months Ended June 30, 2025
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2024	$(56.5)	$58.2	$1.6
Other comprehensive income (loss) before reclassifications:
Pre-tax	69.8	(8.8)	60.9
Tax effect	—	2.1	2.1
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(8.0)	(8.0)
Other interest expense, net (pre-tax)	—	(5.6)	(5.6)
Provision for income taxes	—	3.2	3.2
Net current period other comprehensive income (loss)	69.8	(17.1)	52.7
Balance, June 30, 2025	$13.3	$41.1	$54.4

	Six Months Ended June 30, 2024
	Accumulated Income (Loss) On Foreign Currency Translation	Accumulated Income (Loss) On Interest Rate Swaps	Total
Balance, December 31, 2023	$(37.4)	$65.6	$28.1
Other comprehensive income (loss) before reclassifications:
Pre-tax	(5.6)	25.7	20.1
Tax effect	—	(6.1)	(6.1)
Amount reclassified from accumulated other comprehensive income (loss):
Floorplan interest expense (pre-tax)	—	(10.6)	(10.6)
Other interest expense, net (pre-tax)	—	(9.0)	(9.0)
Reclassification related to de-designated interest rate swaps (pre-tax)	—	(0.2)	(0.2)
Provision for income taxes	—	4.7	4.7
Net current period other comprehensive (loss) income	(5.6)	4.4	(1.2)
Balance, June 30, 2024	$(43.0)	$70.0	$27.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto, as well as our 2024 Form 10-K.
Overview
We are a leading operator in the automotive retail industry. We sell or lease new and used cars and light trucks; arrange related vehicle financing; sell service and insurance contracts; provide automotive maintenance and repair services; and sell vehicle parts retail and wholesale. We have operations in geographically diverse markets that extend across 17 states in the U.S. and 67 towns and cities in the U.K. As of June 30, 2025, our retail network consisted of 145 dealerships in the U.S. and 113 dealerships in the U.K.
Recent Events
On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act (“OBBBA”), was signed into law. For the automotive industry, the bill provides consumers with a tax deduction for the interest on loans for certain U.S.-assembled vehicles. The bill also eliminates federal Electric Vehicle (“EV”) tax credits for vehicles purchased or leased after September 30, 2025. Additionally, the OBBBA reinstates 100% bonus depreciation for qualified property placed in service after January 19, 2025. This provision allows for immediate expensing for income tax purposes of the full cost of eligible tangible assets, including certain machinery, equipment and building improvements. The impact of the OBBBA on our results of operations cannot be predicted with certainty at this time.
On June 16, 2025, President Donald Trump signed an executive order Implementing the General Terms of the United States of America-United Kingdom Economic Prosperity Deal. This executive order, effective June 23, 2025, operationalizes a landmark trade agreement between the U.S. and the U.K., first announced on May 8, 2025, aimed at enhancing bilateral trade and addressing national security concerns. The order’s key provisions related to the automotive trade include (i) an annual quota allowing 100,000 U.K.-made vehicles to enter the U.S. at a reduced 10 percent tariff (7.5 percent plus 2.5 percent most-favored-nation rate); (ii) any additional imported vehicles each year will be subject to the standard 25 percent tariff rate; and (iii) automotive parts that are products of the U.K. and are for use in U.K.-made vehicles will be subject to a total tariff rate of 10 percent.
The U.K. government has established mandated targets for the sale of new zero emissions vehicles with increasing targets in future years. On April 6, 2025, the U.K. Prime Minister announced planned changes to the EV mandate, which aim to allow carmakers more flexibility in reaching their goal to phase out internal combustion engine vehicles. The plan increases flexibility of the mandate through 2030, allowing more EV’s to be sold in later years as demand increases. Further, the plan allows for the continued sale of hybrid vehicles, which can be operated by both internal combustion and batteries, through 2035 to help ease the transition. Beginning July 16, 2025, U.K. car manufacturers can apply for Electric Car Grants, which will discount eligible new EV’s for consumers at the point of sale. Additionally, on June 12, 2025, President Donald Trump signed resolutions revoking California’s authority to enforce regulations it set forth, including Advanced Clean Cars II (“ACC”), which imposes stricter emissions limits for vehicles and implements a ban on the sale of new gas-powered cars by 2035. California and ten other states set to implement ACC-like rules have sued the Environmental Protection Agency and President Donald Trump and are seeking to enjoin the resolutions. The impact of these changes on our vehicle mix and results of operations cannot be predicted with certainty at this time.
On April 2, 2025, President Donald Trump signed an executive order setting a 10 percent baseline tariff on imports, with higher rates for countries running trade surpluses with the U.S. By April 9, 2025, a follow-up order paused most of the higher reciprocal tariffs for 90 days but kept the 10 percent baseline and raised Chinese tariffs. Throughout the three months ended June 30, 2025 (“Current Quarter”), the U.S and China continued to negotiate the temporary reciprocal lowering of tariffs. On July 7, 2025, President Donald Trump extended the tariff modifications through August 1, 2025.
On March 26, 2025, President Donald Trump signed a proclamation under Section 232 of the Trade Expansion Act imposing a 25 percent tariff on imported automobiles and certain automobile parts. As of July 24, 2025, the procedures required by the Secretary of Commerce to impose these tariffs have not yet been finalized or implemented.

While the possibility exists for delays, reductions, or exemptions of the automotive and reciprocal tariffs, the potential impacts of the tariffs described above, as well as the reaction of the OEMs to such tariffs, remain uncertain and could significantly increase the price of our products as well as the future mix and demand for vehicles provided by our manufacturers. Additionally, reciprocal tariffs, tariffs on steel, aluminum, copper and other materials, and the elevated tariffs against China and other countries could negatively impact the global economy, demand for our products and our manufacturers’ global supply chains. Our manufacturers’ supply chain dependencies and production facility locations vary by OEM, and as a result, certain manufacturers, vehicle models, vehicle model variations and parts could be affected more significantly by the imposition of tariffs than others. We will continue to monitor the impact of the Trump Administration’s policies and the response of U.S. trading partners on our results of operations in future periods.
We continue to monitor the uncertain macroeconomic and industry conditions in the U.K., including the impact of the tariff agreement between the U.S. and the U.K. outlined above. Although the effect of the macroeconomic environment on our results of operations cannot be predicted with certainty, future negative impacts may require us to assess the goodwill and intangible franchise rights associated with our U.K. reporting unit for impairment, which could result in material impairment charges in future periods.
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

The following tables summarize our operating results on a reported basis and on a same store basis:
Reported Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended June 30,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,735.5	$2,364.2	$371.3	15.7%	$33.7	14.3%
Used vehicle retail sales	1,848.2	1,453.2	395.0	27.2%	35.5	24.7%
Used vehicle wholesale sales	163.8	104.3	59.5	57.0%	4.3	52.9%
Total used	2,012.0	1,557.5	454.4	29.2%	39.8	26.6%
Parts and service sales	718.4	574.5	143.8	25.0%	9.0	23.5%
F&I, net	237.8	200.1	37.6	18.8%	2.2	17.7%
Total revenues	$5,703.5	$4,696.4	$1,007.2	21.4%	$84.7	19.6%
Gross profit:
New vehicle retail sales	$198.4	$170.0	$28.3	16.6%	$2.7	15.1%
Used vehicle retail sales	96.4	80.7	15.7	19.5%	1.5	17.6%
Used vehicle wholesale sales	0.5	(1.1)	1.6	143.8%	(0.1)	NM
Total used	96.9	79.5	17.4	21.8%	1.4	20.1%
Parts and service sales	402.8	316.8	85.9	27.1%	5.3	25.5%
F&I, net	237.8	200.1	37.6	18.8%	2.2	17.7%
Total gross profit	$935.8	$766.5	$169.3	22.1%	$11.5	20.6%
Gross margin:
New vehicle retail sales	7.3%	7.2%	0.1%
Used vehicle retail sales	5.2%	5.6%	(0.3)%
Used vehicle wholesale sales	0.3%	(1.1)%	1.4%
Total used	4.8%	5.1%	(0.3)%
Parts and service sales	56.1%	55.1%	0.9%
Total gross margin	16.4%	16.3%	0.1%
Units sold:
Retail new vehicles sold	55,763	47,661	8,102	17.0%
Retail used vehicles sold	60,240	49,260	10,980	22.3%
Wholesale used vehicles sold	17,030	11,819	5,211	44.1%
Total used	77,270	61,079	16,191	26.5%
Average sales price per unit sold:
New vehicle retail	$50,557	$49,996	$561	1.1%	$617	(0.1)%
Used vehicle retail	$30,713	$29,501	$1,212	4.1%	$590	2.1%
Gross profit per unit sold:
New vehicle retail sales	$3,557	$3,568	$(11)	(0.3)%	$48	(1.7)%
Used vehicle retail sales	$1,600	$1,638	$(37)	(2.3)%	$25	(3.8)%
Used vehicle wholesale sales	$29	$(96)	$125	130.4%	$(6)	136.6%
Total used	$1,254	$1,302	$(48)	(3.7)%	$18	(5.1)%
F&I PRU	$2,050	$2,065	$(15)	(0.7)%	$19	(1.6)%
Other:
SG&A expenses	$646.1	$497.2	$148.9	29.9%	$9.6	28.0%
SG&A as % gross profit	69.0%	64.9%	4.2%
Floorplan expense:
Floorplan interest expense	$26.4	$24.7	$1.8	7.1%	$0.3	5.8%
Less: floorplan assistance (1)	22.6	21.0	1.6	7.8%	—	7.8%
Net floorplan expense	$3.8	$3.7	$0.1		$0.3
(1) Floorplan assistance is included within Gross profit — New vehicle retail sales above and Cost of sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.
NM — Not Meaningful

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Three Months Ended June 30,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$2,457.1	$2,331.6	$125.5	5.4%	$19.2	4.6%
Used vehicle retail sales	1,533.1	1,436.8	96.3	6.7%	18.7	5.4%
Used vehicle wholesale sales	121.5	103.0	18.6	18.0%	2.0	16.1%
Total used	1,654.7	1,539.8	114.9	7.5%	20.7	6.1%
Parts and service sales	633.7	564.7	69.0	12.2%	4.5	11.4%
F&I, net	219.0	198.1	20.9	10.6%	1.2	10.0%
Total revenues	$4,964.5	$4,634.2	$330.3	7.1%	$45.5	6.1%
Gross profit:
New vehicle retail sales	$172.5	$167.3	$5.2	3.1%	$1.4	2.3%
Used vehicle retail sales	84.2	79.4	4.8	6.1%	0.9	5.0%
Used vehicle wholesale sales	0.9	(1.2)	2.1	NM	(0.1)	NM
Total used	85.1	78.2	6.9	8.9%	0.8	7.9%
Parts and service sales	355.1	311.5	43.6	14.0%	2.7	13.1%
F&I, net	219.0	198.1	20.9	10.6%	1.2	10.0%
Total gross profit	$831.7	$755.1	$76.6	10.1%	$6.0	9.3%
Gross margin:
New vehicle retail sales	7.0%	7.2%	(0.2)%
Used vehicle retail sales	5.5%	5.5%	—%
Used vehicle wholesale sales	0.7%	(1.2)%	1.9%
Total used	5.1%	5.1%	0.1%
Parts and service sales	56.0%	55.2%	0.9%
Total gross margin	16.8%	16.3%	0.5%
Units sold:
Retail new vehicles sold	48,565	46,880	1,685	3.6%
Retail used vehicles sold	50,968	48,595	2,373	4.9%
Wholesale used vehicles sold	13,420	11,587	1,833	15.8%
Total used	64,388	60,182	4,206	7.0%
Average sales price per unit sold:
New vehicle retail	$51,028	$50,136	$892	1.8%	$395	1.0%
Used vehicle retail	$30,106	$29,567	$539	1.8%	$367	0.6%
Gross profit per unit sold:
New vehicle retail sales	$3,552	$3,569	$(18)	(0.5)%	$28	(1.3)%
Used vehicle retail sales	$1,653	$1,634	$18	1.1%	$17	0.1%
Used vehicle wholesale sales	$66	$(107)	$173	NM	$(7)	NM
Total used	$1,322	$1,299	$23	1.8%	$12	0.8%
F&I PRU	$2,200	$2,075	$125	6.0%	$12	5.5%
Other:
SG&A expenses	$553.8	$506.9	$46.9	9.2%	$4.8	8.3%
SG&A as % gross profit	66.6%	67.1%	(0.5)%
NM — Not Meaningful

Reported Operating Data — Consolidated
(In millions, except unit data)

	Six Months Ended June 30,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$5,415.4	$4,546.8	$868.6	19.1%	$34.1	18.4%
Used vehicle retail sales	3,603.6	2,870.0	733.6	25.6%	31.5	24.5%
Used vehicle wholesale sales	315.4	210.3	105.0	49.9%	4.0	48.0%
Total used	3,919.0	3,080.3	838.7	27.2%	35.5	26.1%
Parts and service sales	1,410.4	1,150.8	259.7	22.6%	7.9	21.9%
F&I, net	464.0	389.0	75.0	19.3%	2.0	18.8%
Total revenues	$11,208.8	$9,166.9	$2,041.9	22.3%	$79.4	21.4%
Gross profit:
New vehicle retail sales	$388.0	$329.6	$58.4	17.7%	$2.8	16.9%
Used vehicle retail sales	189.9	162.7	27.2	16.7%	1.3	15.9%
Used vehicle wholesale sales	2.0	(2.0)	4.1	NM	(0.1)	NM
Total used	192.0	160.7	31.3	19.5%	1.2	18.7%
Parts and service sales	783.8	629.9	153.9	24.4%	4.7	23.7%
F&I, net	464.0	389.0	75.0	19.3%	2.0	18.8%
Total gross profit	$1,827.7	$1,509.1	$318.6	21.1%	$10.7	20.4%
Gross margin:
New vehicle retail sales	7.2%	7.2%	(0.1)%
Used vehicle retail sales	5.3%	5.7%	(0.4)%
Used vehicle wholesale sales	0.6%	(1.0)%	1.6%
Total used	4.9%	5.2%	(0.3)%
Parts and service sales	55.6%	54.7%	0.8%
Total gross margin	16.3%	16.5%	(0.2)%
Units sold:
Retail new vehicles sold	111,862	91,963	19,899	21.6%
Retail used vehicles sold	119,858	98,443	21,415	21.8%
Wholesale used vehicles sold	33,384	23,647	9,737	41.2%
Total used	153,242	122,090	31,152	25.5%
Average sales price per unit sold:
New vehicle retail	$50,210	$49,858	$353	0.7%	$313	0.1%
Used vehicle retail	$30,084	$29,154	$931	3.2%	$263	2.3%
Gross profit per unit sold:
New vehicle retail sales	$3,469	$3,584	$(115)	(3.2)%	$25	(3.9)%
Used vehicle retail sales	$1,585	$1,653	$(68)	(4.1)%	$11	(4.8)%
Used vehicle wholesale sales	$61	$(86)	$147	NM	$(2)	NM
Total used	$1,253	$1,316	$(64)	(4.8)%	$8	(5.4)%
F&I PRU	$2,002	$2,043	$(41)	(2.0)%	$9	(2.4)%
Other:
SG&A expenses	$1,263.4	$973.3	$290.0	29.8%	$8.5	28.9%
SG&A as % gross profit	69.1%	64.5%	4.6%
Floorplan expense:
Floorplan interest expense	$53.3	$45.2	$8.1	18.0%	$0.3	17.3%
Less: floorplan assistance (1)	43.0	39.3	3.7	9.4%	—	9.5%
Net floorplan expense	$10.3	$5.9	$4.4		$0.3
(1) Floorplan assistance is included within Gross Profit — New vehicle retail sales above and Cost of Sales — New vehicle retail sales in our Condensed Consolidated Statements of Operations.
NM — Not Meaningful

Same Store Operating Data — Consolidated
(In millions, except unit data)

	Six Months Ended June 30,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$4,735.4	$4,462.4	$273.0	6.1%	$19.2	5.7%
Used vehicle retail sales	2,969.6	2,827.8	141.8	5.0%	16.6	4.4%
Used vehicle wholesale sales	237.8	206.4	31.4	15.2%	1.9	14.3%
Total used	3,207.4	3,034.2	173.2	5.7%	18.5	5.1%
Parts and service sales	1,223.7	1,125.6	98.0	8.7%	3.9	8.4%
F&I, net	420.8	383.2	37.6	9.8%	1.1	9.5%
Total revenues	$9,587.2	$9,005.4	$581.8	6.5%	$42.6	6.0%
Gross profit:
New vehicle retail sales	$322.4	$323.0	$(0.6)	(0.2)%	$1.4	(0.6)%
Used vehicle retail sales	162.1	160.1	2.0	1.3%	0.8	0.8%
Used vehicle wholesale sales	3.4	(2.2)	5.5	NM	(0.1)	NM
Total used	165.4	157.9	7.6	4.8%	0.7	4.3%
Parts and service sales	677.8	616.3	61.5	10.0%	2.4	9.6%
F&I, net	420.8	383.2	37.6	9.8%	1.1	9.5%
Total gross profit	$1,586.4	$1,480.3	$106.1	7.2%	$5.6	6.8%
Gross margin:
New vehicle retail sales	6.8%	7.2%	(0.4)%
Used vehicle retail sales	5.5%	5.7%	(0.2)%
Used vehicle wholesale sales	1.4%	(1.1)%	2.5%
Total used	5.2%	5.2%	—%
Parts and service sales	55.4%	54.8%	0.6%
Total gross margin	16.5%	16.4%	0.1%
Units sold:
Retail new vehicles sold	93,963	90,033	3,930	4.4%
Retail used vehicles sold	100,148	96,834	3,314	3.4%
Wholesale used vehicles sold	26,396	23,082	3,314	14.4%
Total used	126,544	119,916	6,628	5.5%
Average sales price per unit sold:
New vehicle retail	$50,902	$49,991	$911	1.8%	$205	1.4%
Used vehicle retail	$29,667	$29,203	$464	1.6%	$166	1.0%
Gross profit per unit sold:
New vehicle retail sales	$3,431	$3,587	$(156)	(4.3)%	$15	(4.8)%
Used vehicle retail sales	$1,618	$1,653	$(35)	(2.1)%	$8	(2.6)%
Used vehicle wholesale sales	$127	$(95)	$222	NM	$(3)	NM
Total used	$1,307	$1,316	$(9)	(0.7)%	$6	(1.1)%
F&I PRU	$2,168	$2,051	$117	5.7%	$6	5.4%
Other:
SG&A expenses	$1,074.7	$999.6	$75.1	7.5%	$4.2	7.1%
SG&A as % gross profit	67.7%	67.5%	0.2%
NM — Not Meaningful

Reported Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended June 30,
	2025	2024	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$2,132.9	$2,009.5	$123.4	6.1%
Used vehicle retail sales	1,203.2	1,151.9	51.3	4.5%
Used vehicle wholesale sales	86.5	78.4	8.1	10.3%
Total used	1,289.7	1,230.4	59.4	4.8%
Parts and service sales	555.5	497.4	58.1	11.7%
F&I, net	199.0	183.9	15.1	8.2%
Total revenues	$4,177.2	$3,921.2	$256.0	6.5%
Gross profit:
New vehicle retail sales	$150.5	$144.3	$6.2	4.3%
Used vehicle retail sales	68.6	65.8	2.8	4.3%
Used vehicle wholesale sales	2.5	1.3	1.2	97.6%
Total used	71.1	67.1	4.0	6.0%
Parts and service sales	308.1	272.5	35.7	13.1%
F&I, net	199.0	183.9	15.1	8.2%
Total gross profit	$728.7	$667.7	$61.0	9.1%
Gross margin:
New vehicle retail sales	7.1%	7.2%	(0.1)%
Used vehicle retail sales	5.7%	5.7%	—%
Used vehicle wholesale sales	2.9%	1.6%	1.3%
Total used	5.5%	5.5%	0.1%
Parts and service sales	55.5%	54.8%	0.7%
Total gross margin	17.4%	17.0%	0.4%
Units sold:
Retail new vehicles sold	41,067	39,273	1,794	4.6%
Retail used vehicles sold	39,665	38,611	1,054	2.7%
Wholesale used vehicles sold	9,661	8,964	697	7.8%
Total used	49,326	47,575	1,751	3.7%
Average sales price per unit sold:
New vehicle retail	$51,938	$51,169	$769	1.5%
Used vehicle retail	$30,335	$29,834	$501	1.7%
Gross profit per unit sold:
New vehicle retail sales	$3,664	$3,674	$(10)	(0.3)%
Used vehicle retail sales	$1,730	$1,705	$25	1.5%
Used vehicle wholesale sales	$259	$141	$118	83.3%
Total used	$1,442	$1,410	$32	2.3%
F&I PRU	$2,465	$2,361	$104	4.4%
Other:
SG&A expenses	$471.6	$417.6	$53.9	12.9%
SG&A as % gross profit	64.7%	62.5%	2.2%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Three Months Ended June 30,
	2025	2024	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$2,116.0	$1,977.0	$139.0	7.0%
Used vehicle retail sales	1,193.4	1,135.5	57.9	5.1%
Used vehicle wholesale sales	85.4	77.1	8.3	10.7%
Total used	1,278.8	1,212.6	66.2	5.5%
Parts and service sales	553.1	490.3	62.7	12.8%
F&I, net	198.1	181.8	16.2	8.9%
Total revenues	$4,146.0	$3,861.8	$284.2	7.4%
Gross profit:
New vehicle retail sales	$148.7	$141.6	$7.1	5.0%
Used vehicle retail sales	68.2	64.6	3.6	5.6%
Used vehicle wholesale sales	2.5	1.2	1.3	112.0%
Total used	70.7	65.7	5.0	7.5%
Parts and service sales	306.8	268.4	38.4	14.3%
F&I, net	198.1	181.8	16.2	8.9%
Total gross profit	$724.3	$657.6	$66.7	10.1%
Gross margin:
New vehicle retail sales	7.0%	7.2%	(0.1)%
Used vehicle retail sales	5.7%	5.7%	—%
Used vehicle wholesale sales	2.9%	1.5%	1.4%
Total used	5.5%	5.4%	0.1%
Parts and service sales	55.5%	54.7%	0.7%
Total gross margin	17.5%	17.0%	0.4%
Units sold:
Retail new vehicles sold	40,802	38,492	2,310	6.0%
Retail used vehicles sold	39,416	37,946	1,470	3.9%
Wholesale used vehicles sold	9,591	8,732	859	9.8%
Total used	49,007	46,678	2,329	5.0%
Average sales price per unit sold:
New vehicle retail	$51,861	$51,361	$500	1.0%
Used vehicle retail	$30,278	$29,924	$354	1.2%
Gross profit per unit sold:
New vehicle retail sales	$3,645	$3,678	$(34)	(0.9)%
Used vehicle retail sales	$1,731	$1,702	$29	1.7%
Used vehicle wholesale sales	$258	$134	$124	93.0%
Total used	$1,443	$1,409	$34	2.4%
F&I PRU	$2,469	$2,379	$90	3.8%
Other:
SG&A expenses	$466.8	$428.7	$38.1	8.9%
SG&A as % gross profit	64.5%	65.2%	(0.7)%

U.S. Region — Three Months Ended June 30, 2025 Compared to 2024
Revenues
Total revenues in the U.S. during the Current Quarter increased $256.0 million, or 6.5%, as compared to the three months ended June 30, 2024 (“Prior Year Quarter”), driven by higher same store revenues offset by the disposition of stores subsequent to the Prior Year Quarter.
Total same store revenues in the U.S. during the Current Quarter increased $284.2 million, or 7.4%, as compared to the Prior Year Quarter. This increase was driven by higher revenues across all business lines.
New vehicle retail same store revenues outperformed the Prior Year Quarter, driven by more units sold, coupled with higher pricing. This outperformance reflects the resiliency of demand.
We ended the Current Quarter with a U.S. new vehicle inventory supply of 48 days, 14 days lower than the Prior Year Quarter.
Used vehicle retail same store revenues outperformed the Prior Year Quarter, driven by higher pricing, coupled with more units sold. Used vehicle wholesale same store revenues outperformed the Prior Year Quarter, driven by more units sold, coupled with higher pricing.
Parts and service same store revenues outperformed the Prior Year Quarter, driven by increases in customer pay, warranty and wholesale revenues, partially offset by decreases in collision revenues. We are strategically reducing our smaller collision center footprints and repurposing a portion of that space to traditional service capacity, which we expect to increase returns from the higher margin service business. Same store technician headcount increased through our continued technician recruiting and retention efforts, providing greater capacity to meet increased demand.
F&I same store revenues outperformed the Prior Year Quarter, primarily driven by higher same store new and used vehicle units sold, coupled with improvements to finance income per contract, contributing to higher same store F&I gross profit per unit sold.
Gross Profit
Total gross profit in the U.S. during the Current Quarter increased $61.0 million, or 9.1%, as compared to the Prior Year Quarter, driven by higher same store gross profit, partially offset by the disposition of stores subsequent to the Prior Year Quarter.
Total same store gross profit in the U.S. during the Current Quarter increased $66.7 million, or 10.1%, as compared to the Prior Year Quarter, driven by increases across all business lines.
New vehicle retail same store gross profit outperformed the Prior Year Quarter, driven by an increase in units sold, partially offset by a decrease in new vehicle retail same store gross profit per unit sold.
Used vehicle retail same store gross profit outperformed the Prior Year Quarter, primarily driven by higher same store gross profit per unit sold, coupled with higher same store used vehicle retail units sold as described above for used vehicle retail same store revenues. Used vehicle wholesale same store gross profit outperformed the Prior Year Quarter, driven by an increase in same store gross profit per unit sold, coupled with an increase in same store units sold.
Parts and service same store gross profit outperformed the Prior Year Quarter, as described above for parts and service same store revenues.
F&I same store gross profit outperformed the Prior Year Quarter, as described above for F&I same store revenues.
Total same store gross margin in the U.S. increased 44 basis points, primarily driven by an outperformance in parts and service and used vehicle gross margins. This outperformance was partially offset by a decrease in new vehicle gross margins.
SG&A Expenses
SG&A as a percentage of gross profit increased 217 basis points and decreased 74 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.S. during the Current Quarter increased $53.9 million, or 12.9%, as compared to the Prior Year Quarter, primarily driven by higher same store SG&A expenses and the acquisition of stores. Total same store SG&A expenses in the U.S. during the Current Quarter, increased $38.1 million, or 8.9%, as compared to the Prior Year Quarter, primarily driven by increased employee related costs and third-party services.

Reported Operating Data — U.S.
(In millions, except unit data)

	Six Months Ended June 30,
	2025	2024	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$4,101.6	$3,809.4	$292.3	7.7%
Used vehicle retail sales	2,347.6	2,251.4	96.2	4.3%
Used vehicle wholesale sales	178.5	158.3	20.2	12.7%
Total used	2,526.0	2,409.7	116.3	4.8%
Parts and service sales	1,086.8	992.6	94.2	9.5%
F&I, net	384.5	355.2	29.2	8.2%
Total revenues	$8,098.9	$7,566.9	$532.0	7.0%
Gross profit:
New vehicle retail sales	$281.1	$276.2	$4.9	1.8%
Used vehicle retail sales	134.4	132.4	2.0	1.5%
Used vehicle wholesale sales	5.1	2.7	2.4	89.6%
Total used	139.5	135.1	4.4	3.2%
Parts and service sales	598.6	540.3	58.3	10.8%
F&I, net	384.5	355.2	29.2	8.2%
Total gross profit	$1,403.7	$1,306.8	$96.8	7.4%
Gross margin:
New vehicle retail sales	6.9%	7.2%	(0.4)%
Used vehicle retail sales	5.7%	5.9%	(0.2)%
Used vehicle wholesale sales	2.8%	1.7%	1.2%
Total used	5.5%	5.6%	(0.1)%
Parts and service sales	55.1%	54.4%	0.6%
Total gross margin	17.3%	17.3%	0.1%
Units sold:
Retail new vehicles sold	78,902	74,614	4,288	5.7%
Retail used vehicles sold	78,278	76,496	1,782	2.3%
Wholesale used vehicles sold	19,878	18,052	1,826	10.1%
Total used	98,156	94,548	3,608	3.8%
Average sales price per unit sold:
New vehicle retail	$51,984	$51,054	$929	1.8%
Used vehicle retail	$29,990	$29,431	$559	1.9%
Gross profit per unit sold:
New vehicle retail sales	$3,563	$3,701	$(139)	(3.7)%
Used vehicle retail sales	$1,717	$1,731	$(14)	(0.8)%
Used vehicle wholesale sales	$255	$148	$107	72.2%
Total used	$1,421	$1,429	$(8)	(0.6)%
F&I PRU	$2,446	$2,351	$95	4.0%
Other:
SG&A expenses	$919.0	$812.5	$106.5	13.1%
SG&A as % gross profit	65.5%	62.2%	3.3%

Same Store Operating Data — U.S.
(In millions, except unit data)

	Six Months Ended June 30,
	2025	2024	Increase/(Decrease)	% Change
Revenues:
New vehicle retail sales	$3,993.8	$3,725.0	$268.7	7.2%
Used vehicle retail sales	2,298.7	2,209.2	89.5	4.1%
Used vehicle wholesale sales	174.0	154.3	19.7	12.8%
Total used	2,472.7	2,363.6	109.2	4.6%
Parts and service sales	1,062.7	973.1	89.6	9.2%
F&I, net	377.7	349.4	28.3	8.1%
Total revenues	$7,906.9	$7,411.1	$495.8	6.7%
Gross profit:
New vehicle retail sales	$270.4	$269.6	$0.8	0.3%
Used vehicle retail sales	131.5	129.8	1.7	1.3%
Used vehicle wholesale sales	5.0	2.5	2.4	97.0%
Total used	136.4	132.3	4.2	3.2%
Parts and service sales	583.5	529.4	54.1	10.2%
F&I, net	377.7	349.4	28.3	8.1%
Total gross profit	$1,368.0	$1,280.7	$87.3	6.8%
Gross margin:
New vehicle retail sales	6.8%	7.2%	(0.5)%
Used vehicle retail sales	5.7%	5.9%	(0.2)%
Used vehicle wholesale sales	2.9%	1.6%	1.2%
Total used	5.5%	5.6%	(0.1)%
Parts and service sales	54.9%	54.4%	0.5%
Total gross margin	17.3%	17.3%	—%
Units sold:
Retail new vehicles sold	76,755	72,684	4,071	5.6%
Retail used vehicles sold	76,673	74,887	1,786	2.4%
Wholesale used vehicles sold	19,376	17,487	1,889	10.8%
Total used	96,049	92,374	3,675	4.0%
Average sales price per unit sold:
New vehicle retail	$52,032	$51,249	$783	1.5%
Used vehicle retail	$29,981	$29,501	$480	1.6%
Gross profit per unit sold:
New vehicle retail sales	$3,523	$3,709	$(186)	(5.0)%
Used vehicle retail sales	$1,715	$1,733	$(18)	(1.0)%
Used vehicle wholesale sales	$256	$144	$112	77.8%
Total used	$1,421	$1,432	$(11)	(0.8)%
F&I PRU	$2,462	$2,368	$94	4.0%
Other:
SG&A expenses	$902.1	$841.5	$60.5	7.2%
SG&A as % gross profit	65.9%	65.7%	0.2%

U.S. Region — Six Months Ended June 30, 2025 Compared to 2024
Revenues
Total revenues in the U.S. during the six months ended June 30, 2025 (“Current Year”) increased $532.0 million, or 7.0%, as compared to the six months ended June 30, 2024 (“Prior Year”), driven by higher same store revenues and the acquisition of stores.
Total same store revenues in the U.S. during the Current Year increased $495.8 million, or 6.7%, as compared to the Prior Year. This increase was driven by higher revenues across all business lines.
New vehicle retail same store revenues outperformed the Prior Year, driven by more units sold, coupled with higher pricing. This outperformance reflects the resiliency of demand. We ended the Current Year with a U.S. new vehicle inventory supply of 48 days, 14 days lower than the Prior Year.
Used vehicle retail same store revenues outperformed the Prior Year, driven by higher pricing, coupled with more units sold. Used vehicle wholesale same store revenues outperformed the Prior Year, driven by more units sold, coupled with higher pricing.
Parts and service same store revenues outperformed the Prior Year, driven by increases in customer pay, warranty and wholesale revenues, partially offset by a decrease in collision revenues. We are strategically reducing our collision footprint and repurposing a portion of that space to traditional service capacity, which we expect to increase returns from the higher margin service business. Same store technician headcount increased through our continued technician recruiting and retention efforts, providing greater capacity to meet increased demand.
F&I same store revenues outperformed the Prior Year, primarily driven by higher same store new and used vehicle units sold, coupled with higher same store F&I gross profit per unit sold. Improved penetration rates across most product offerings contributed to the higher same store F&I gross profit per unit sold.
Gross Profit
Total gross profit in the U.S. during the Current Year increased $96.8 million, or 7.4%, as compared to the Prior Year, driven by higher same store gross profit and the acquisition of stores.
Total same store gross profit in the U.S. during the Current Year increased $87.3 million, or 6.8%, as compared to the Prior Year, driven by increases across all business lines.
New vehicle retail same store gross profit outperformed the Prior Year, driven by an increase in units sold, partially offset by a decrease in new vehicle retail same store gross profit per unit sold.
Used vehicle retail same store gross profit outperformed the Prior Year, primarily driven by higher same store used vehicle retail units sold, partially offset by lower same store gross profit per unit sold as described above for used vehicle retail same store revenues. Used vehicle wholesale same store gross profit outperformed the Prior Year, driven by an increase in same store gross profit per unit sold, coupled with an increase in same store units sold.
Parts and service same store gross profit outperformed the Prior Year, as described above for parts and service same store revenues.
F&I same store gross profit outperformed the Prior Year, as described above for F&I same store revenues.
Total same store gross margin in the U.S. remained flat for the Current Year as compared to the Prior Year.
SG&A Expenses
SG&A as a percentage of gross profit increased 330 basis points and 23 basis points on an as reported and same store basis, respectively, as compared to the Prior Year.
Total SG&A expenses in the U.S. during the Current Year increased $106.5 million, or 13.1%, as compared to the Prior Year, primarily driven by higher same store SG&A expenses and the acquisition of stores. Total same store SG&A expenses in the U.S. during the Current Year increased $60.5 million, or 7.2%, as compared to the Prior Year, primarily driven by increased employee related costs, third-party services and higher facility related expenses.

Reported Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended June 30,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$602.5	$354.6	$247.9	69.9%	$33.7	60.4%
Used vehicle retail sales	645.0	301.3	343.7	114.1%	35.5	102.3%
Used vehicle wholesale sales	77.3	25.9	51.4	198.8%	4.3	182.3%
Total used	722.2	327.1	395.1	120.8%	39.8	108.6%
Parts and service sales	162.8	77.1	85.7	111.2%	9.0	99.5%
F&I, net	38.8	16.3	22.5	138.3%	2.2	125.0%
Total revenues	$1,526.4	$775.2	$751.2	96.9%	$84.7	86.0%
Gross profit:
New vehicle retail sales	$47.9	$25.7	$22.1	86.0%	$2.7	75.5%
Used vehicle retail sales	27.8	14.8	12.9	87.3%	1.5	77.0%
Used vehicle wholesale sales	(2.0)	(2.4)	0.4	16.5%	(0.1)	20.8%
Total used	25.8	12.4	13.3	107.3%	1.4	96.0%
Parts and service sales	94.7	44.4	50.3	113.4%	5.3	101.5%
F&I, net	38.8	16.3	22.5	138.3%	2.2	125.0%
Total gross profit	$207.1	$98.8	$108.3	109.6%	$11.5	97.9%
Gross margin:
New vehicle retail sales	7.9%	7.3%	0.7%
Used vehicle retail sales	4.3%	4.9%	(0.6)%
Used vehicle wholesale sales	(2.6)%	(9.3)%	6.7%
Total used	3.6%	3.8%	(0.2)%
Parts and service sales	58.1%	57.5%	0.6%
Total gross margin	13.6%	12.7%	0.8%
Units sold:
Retail new vehicles sold	14,696	8,388	6,308	75.2%
Retail used vehicles sold	20,575	10,649	9,926	93.2%
Wholesale used vehicles sold	7,369	2,855	4,514	158.1%
Total used	27,944	13,504	14,440	106.9%
Average sales price per unit sold:
New vehicle retail	$46,163	$44,235	$1,928	4.4%	$2,582	(1.5)%
Used vehicle retail	$31,444	$28,293	$3,152	11.1%	$1,732	5.0%
Gross profit per unit sold:
New vehicle retail sales	$3,259	$3,069	$189	6.2%	$183	0.2%
Used vehicle retail sales	$1,350	$1,392	$(43)	(3.1)%	$74	(8.4)%
Used vehicle wholesale sales	$(272)	$(842)	$569	67.7%	$(14)	69.3%
Total used	$922	$920	$2	0.2%	$51	(5.3)%
F&I PRU	$1,099	$855	$244	28.6%	$61	21.5%
Other:
SG&A expenses	$174.5	$79.6	$94.9	119.3%	$9.6	107.2%
SG&A as % gross profit	84.3%	80.5%	3.7%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Three Months Ended June 30,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$341.1	$354.6	$(13.6)	(3.8)%	$19.2	(9.2)%
Used vehicle retail sales	339.7	301.3	38.4	12.7%	18.7	6.5%
Used vehicle wholesale sales	36.2	25.9	10.3	39.9%	2.0	32.2%
Total used	375.9	327.1	48.7	14.9%	20.7	8.6%
Parts and service sales	80.6	74.3	6.3	8.5%	4.5	2.4%
F&I, net	21.0	16.3	4.7	28.7%	1.2	21.6%
Total revenues	$818.5	$772.4	$46.2	6.0%	$45.5	0.1%
Gross profit:
New vehicle retail sales	$23.8	$25.7	$(2.0)	(7.6)%	$1.4	(12.9)%
Used vehicle retail sales	16.0	14.8	1.2	7.9%	0.9	2.0%
Used vehicle wholesale sales	(1.6)	(2.4)	0.8	34.0%	(0.1)	37.9%
Total used	14.4	12.4	2.0	16.0%	0.8	9.8%
Parts and service sales	48.3	43.1	5.2	12.0%	2.7	5.8%
F&I, net	21.0	16.3	4.7	28.7%	1.2	21.6%
Total gross profit	$107.4	$97.5	$9.9	10.1%	$6.0	4.0%
Gross margin:
New vehicle retail sales	7.0%	7.3%	(0.3)%
Used vehicle retail sales	4.7%	4.9%	(0.2)%
Used vehicle wholesale sales	(4.4)%	(9.3)%	4.9%
Total used	3.8%	3.8%	—%
Parts and service sales	59.9%	58.0%	1.9%
Total gross margin	13.1%	12.6%	0.5%
Units sold:
Retail new vehicles sold	7,763	8,388	(625)	(7.5)%
Retail used vehicles sold	11,552	10,649	903	8.5%
Wholesale used vehicles sold	3,829	2,855	974	34.1%
Total used	15,381	13,504	1,877	13.9%
Average sales price per unit sold:
New vehicle retail	$46,376	$44,235	$2,141	4.8%	$2,604	(1.0)%
Used vehicle retail	$29,515	$28,293	$1,222	4.3%	$1,625	(1.4)%
Gross profit per unit sold:
New vehicle retail sales	$3,063	$3,069	$(6)	(0.2)%	$174	(5.9)%
Used vehicle retail sales	$1,385	$1,392	$(7)	(0.5)%	$76	(5.9)%
Used vehicle wholesale sales	$(414)	$(842)	$427	50.8%	$(25)	53.7%
Total used	$937	$920	$17	1.9%	$51	(3.6)%
F&I PRU	$1,085	$855	$230	26.9%	$60	19.9%
Other:
SG&A expenses	$87.0	$78.2	$8.7	11.2%	$4.8	5.1%
SG&A as % gross profit	81.0%	80.2%	0.7%

U.K. Region — Three Months Ended June 30, 2025 Compared to 2024
Retail new and used vehicle units sold include new and used vehicle agency units. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold for new vehicles as only the sales commission is reported within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.265 at June 30, 2024, to £1 to $1.372 at June 30, 2025, or an increase in the value of the GBP of 8.4%.
Revenues
Total revenues in the U.K. during the Current Quarter increased $751.2 million, or 96.9%, as compared to the Prior Year Quarter, primarily driven by the acquisition of stores, higher same store revenues, and changes in foreign currency exchange rates.
Total same store revenues in the U.K. during the Current Quarter increased $46.2 million, or 6.0%, as compared to the Prior Year Quarter, primarily driven by outperformances across all lines of business except new vehicle retail. On a constant currency basis, same store revenues increased 0.1%, driven by the same outperformances.
New vehicle retail same store revenues, on a constant currency basis, underperformed the Prior Year Quarter, driven by lower units sold, coupled with lower pricing. The Current Quarter ended with a U.K. new vehicle inventory supply of 32 days, three days lower than the Prior Year Quarter.
Used vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by more units sold, partially offset by lower pricing.
Used vehicle wholesale same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, primarily driven by an increase in wholesale used vehicle units sold.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by increases in customer pay, partially offset by decreases in warranty, wholesale and collision revenues. We have invested in improvements to our U.K. customer contact center, streamlining operations to make scheduling appointments easier for customers, resulting in an increase in parts and service activity driving an increase in revenues as compared to the Prior Year Quarter.
F&I, net same store revenues, on a constant currency basis, outperformed the Prior Year Quarter, driven by higher income per contract on most of our F&I products, improved penetration rates and an increase in used vehicle retail units sold.
Gross Profit
Total gross profit in the U.K. during the Current Quarter increased $108.3 million, or 109.6%, as compared to the Prior Year Quarter, driven by the acquisition of stores and higher same store gross profit.
Total same store gross profit in the U.K. during the Current Quarter increased $9.9 million, or 10.1%, as compared to the Prior Year Quarter. On a constant currency basis, total same store gross profit increased 4.0%, driven by increases from used vehicle retail, used vehicle wholesale, parts and service and F&I, partially offset by downward pressure on new vehicle retail margins.
New vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year Quarter, primarily due to a decrease in units sold, coupled by a decrease in new vehicle retail gross profit per unit sold as a result of an industry wide increase in vehicle inventory production generating downward pressure on new vehicle margins.
Used vehicle retail same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, driven by an increase in used vehicle retail units sold, partially offset by a decrease in used vehicle retail same store gross profit per unit sold.
Parts and service same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, driven by increases in parts and service same store revenues, as discussed above.
F&I same store gross profit, on a constant currency basis, outperformed the Prior Year Quarter, as described above in F&I same store revenues.
Total same store gross margin in the U.K. increased 50 basis points, primarily driven by improvements in parts and service and used vehicle wholesale gross margins. This increase was partially offset by underperformances in new and used vehicle retail gross margins.

SG&A Expenses
SG&A as a percentage of gross profit increased by 373 and 75 basis points on an as reported and same store basis, respectively, compared to the Prior Year Quarter.
Total SG&A expenses in the U.K. during the Current Quarter increased $94.9 million, or 119.3%, as compared to the Prior Year Quarter. Total same store SG&A expenses in the U.K. during the Current Quarter increased $8.7 million, or 11.2%, as compared to the Prior Year Quarter. On a constant currency basis, total same store SG&A expenses increased 5.1%. The increases on a total same store basis were primarily driven by outside services and professional fees, coupled with increased employee related costs and facilities fees, offset by lower legal expenses and advertising costs, compared to the Prior Year Quarter.

Reported Operating Data — U.K.
(In millions, except unit data)

	Six Months Ended June 30,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$1,313.8	$737.4	$576.4	78.2%	$34.1	73.5%
Used vehicle retail sales	1,256.0	618.6	637.5	103.1%	31.5	98.0%
Used vehicle wholesale sales	136.9	52.0	84.9	163.1%	4.0	155.5%
Total used	1,392.9	670.6	722.3	107.7%	35.5	102.4%
Parts and service sales	323.7	158.2	165.5	104.6%	7.9	99.6%
F&I, net	79.5	33.8	45.8	135.5%	2.0	129.6%
Total revenues	$3,109.9	$1,600.0	$1,509.9	94.4%	$79.4	89.4%
Gross profit:
New vehicle retail sales	$106.9	$53.4	$53.5	100.2%	$2.8	95.0%
Used vehicle retail sales	55.5	30.3	25.2	83.3%	1.3	78.9%
Used vehicle wholesale sales	(3.1)	(4.7)	1.7	35.2%	(0.1)	36.9%
Total used	52.5	25.6	26.9	105.1%	1.2	100.3%
Parts and service sales	185.1	89.6	95.6	106.7%	4.7	101.5%
F&I, net	79.5	33.8	45.8	135.5%	2.0	129.6%
Total gross profit	$424.0	$202.3	$221.7	109.6%	$10.7	104.3%
Gross margin:
New vehicle retail sales	8.1%	7.2%	0.9%
Used vehicle retail sales	4.4%	4.9%	(0.5)%
Used vehicle wholesale sales	(2.2)%	(9.1)%	6.8%
Total used	3.8%	3.8%	—%
Parts and service sales	57.2%	56.6%	0.6%
Total gross margin	13.6%	12.6%	1.0%
Units sold:
Retail new vehicles sold	32,960	17,349	15,611	90.0%
Retail used vehicles sold	41,580	21,947	19,633	89.5%
Wholesale used vehicles sold	13,506	5,595	7,911	141.4%
Total used	55,086	27,542	27,544	100.0%
Average sales price per unit sold:
New vehicle retail	$45,327	$44,459	$868	2.0%	$1,174	(0.7)%
Used vehicle retail	$30,261	$28,185	$2,076	7.4%	$760	4.7%
Gross profit per unit sold:
New vehicle retail sales	$3,243	$3,078	$166	5.4%	$84	2.6%
Used vehicle retail sales	$1,336	$1,381	$(45)	(3.2)%	$32	(5.6)%
Used vehicle wholesale sales	$(226)	$(842)	$616	73.2%	$(6)	73.9%
Total used	$953	$929	$24	2.6%	$23	0.1%
F&I PRU	$1,067	$859	$208	24.2%	$27	21.1%
Other:
SG&A expenses	$344.3	$160.8	$183.5	114.1%	$8.5	108.8%
SG&A as % gross profit	81.2%	79.5%	1.7%

Same Store Operating Data — U.K.
(In millions, except unit data)

	Six Months Ended June 30,
	2025	2024	Increase/ (Decrease)	% Change	Currency Impact on Current Period Results	Constant Currency % Change
Revenues:
New vehicle retail sales	$741.7	$737.4	$4.3	0.6%	$19.2	(2.0)%
Used vehicle retail sales	670.9	618.6	52.3	8.5%	16.6	5.8%
Used vehicle wholesale sales	63.8	52.0	11.7	22.6%	1.9	19.0%
Total used	734.7	670.6	64.1	9.6%	18.5	6.8%
Parts and service sales	160.9	152.5	8.5	5.5%	3.9	3.0%
F&I, net	43.0	33.8	9.3	27.5%	1.1	24.3%
Total revenues	$1,680.3	$1,594.3	$86.1	5.4%	$42.6	2.7%
Gross profit:
New vehicle retail sales	$52.0	$53.4	$(1.4)	(2.5)%	$1.4	(5.2)%
Used vehicle retail sales	30.6	30.3	0.3	0.9%	0.8	(1.7)%
Used vehicle wholesale sales	(1.6)	(4.7)	3.1	65.8%	(0.1)	67.7%
Total used	29.0	25.6	3.4	13.2%	0.7	10.5%
Parts and service sales	94.4	86.9	7.4	8.6%	2.4	5.8%
F&I, net	43.0	33.8	9.3	27.5%	1.1	24.3%
Total gross profit	$218.4	$199.7	$18.7	9.4%	$5.6	6.6%
Gross margin:
New vehicle retail sales	7.0%	7.2%	(0.2)%
Used vehicle retail sales	4.6%	4.9%	(0.3)%
Used vehicle wholesale sales	(2.5)%	(9.1)%	6.5%
Total used	3.9%	3.8%	0.1%
Parts and service sales	58.6%	57.0%	1.6%
Total gross margin	13.0%	12.5%	0.5%
Units sold:
Retail new vehicles sold	17,208	17,349	(141)	(0.8)%
Retail used vehicles sold	23,475	21,947	1,528	7.0%
Wholesale used vehicles sold	7,020	5,595	1,425	25.5%
Total used	30,495	27,542	2,953	10.7%
Average sales price per unit sold:
New vehicle retail	$45,540	$44,459	$1,081	2.4%	$1,175	(0.2)%
Used vehicle retail	$28,641	$28,185	$455	1.6%	$709	(0.9)%
Gross profit per unit sold:
New vehicle retail sales	$3,024	$3,078	$(53)	(1.7)%	$82	(4.4)%
Used vehicle retail sales	$1,303	$1,381	$(78)	(5.6)%	$34	(8.1)%
Used vehicle wholesale sales	$(229)	$(842)	$612	72.7%	$(13)	74.3%
Total used	$950	$929	$21	2.3%	$23	(0.2)%
F&I PRU	$1,058	$859	$199	23.1%	$26	20.1%
Other:
SG&A expenses	$172.6	$158.1	$14.5	9.2%	$4.2	6.5%
SG&A as % gross profit	79.0%	79.2%	(0.1)%

U.K. Region — Six Months Ended June 30, 2025 Compared to 2024
Retail new and used vehicle units sold include new and used vehicle agency units. The agency units and related revenues are excluded from the calculation of the average sales price per unit sold for new vehicles as only the sales commission is reported within revenues. The agency units and related net revenues are included in the calculation of gross profit per unit sold. The GBP to USD foreign currency exchange rate has fluctuated from £1 to $1.265 at June 30, 2024, to £1 to $1.372 at June 30, 2025, or an increase in the value of the GBP of 8.4%.
Revenues
Total revenues in the U.K. during the Current Year increased $1,509.9 million, or 94.4%, as compared to the Prior Year, primarily driven by the acquisition of stores, higher same stores revenues, and changes in foreign currency exchange rates.
Total same store revenues in the U.K. during the Current Year increased $86.1 million, or 5.4%, as compared to the Prior Year, primarily driven by outperformances across all lines of business except new vehicle retail. On a constant currency basis, same store revenues increased 2.7%, driven by the same outperformances.
New vehicle retail same store revenues, on a constant currency basis, underperformed the Prior Year, driven by less units sold. We ended the Current Year with a U.K. new vehicle inventory supply of 32 days, three days lower than the Prior Year.
Used vehicle retail same store revenues, on a constant currency basis, outperformed the Prior Year, driven by more units sold, partially offset by lower pricing.
Used vehicle wholesale same store revenues, on a constant currency basis, outperformed the Prior Year, primarily driven by an increase in wholesale used vehicle units sold.
Parts and service same store revenues, on a constant currency basis, outperformed the Prior Year, driven by increases in customer pay and collisions revenue, partially offset by decreases in warranty and wholesale revenues. We have invested in improvements to our U.K. customer contact center, streamlining operations to make scheduling appointments easier for customers, resulting in an increase in parts and service activity driving an increase in revenues as compared to the Prior Year.
F&I, net same store revenues, on a constant currency basis, outperformed the Prior Year, driven by higher income per contract on most of our F&I products, improved penetration rates and an increase in used vehicle retail units sold.
Gross Profit
Total gross profit in the U.K. during the Current Year increased $221.7 million, or 109.6%, as compared to the Prior Year Quarter, driven by the acquisition of stores and higher same store gross profit.
Total same store gross profit in the U.K. during the Current Year increased $18.7 million, or 9.4%, as compared to the Prior Year. On a constant currency basis, total same store gross profit increased 6.6%, driven by increases in used vehicle wholesale, parts and services and F&I, partially offset by downward pressure on new and used vehicle retail margins.
New vehicle retail same store gross profit, on a constant currency basis, underperformed the Prior Year, primarily due to a decrease in units sold, coupled with a decrease in new vehicle retail gross profit per unit sold.
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
F&I same store gross profit, on a constant currency basis, outperformed the Prior Year, as described above in F&I same store revenues.
Total same store gross margin in the U.K. increased 47 basis points, primarily driven by improvements in parts and service and used vehicle wholesale gross margins. This increase was partially offset by underperformances in new and used vehicle retail gross margins.

SG&A Expenses
SG&A as a percentage of gross profit increased by 170 and decreased by 15 basis points on an as reported and same store basis, respectively, compared to the Prior Year.
Total SG&A expenses in the U.K. during the Current Year increased $183.5 million, or 114.1%, as compared to the Prior Year. Total same store SG&A expenses in the U.K. during the Current Year increased $14.5 million, or 9.2%, as compared to the Prior Year. On a constant currency basis, total same store SG&A expenses increased 6.5%. These increases on a total same store basis were primarily driven by fees associated with acquisitions, coupled with increased employee related costs and facilities fees, offset by lower legal expenses and advertising costs, compared to the Prior Year.
Consolidated Selected Comparisons — Three and Six Months Ended June 30, 2025 Compared to 2024
The following table (in millions) and discussion of our results of operations are on a consolidated basis, unless otherwise noted.

	Three Months Ended June 30,
	2025	2024	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$28.7	$28.2	$0.5	1.9%
Asset impairments	$0.4	$—	$0.4	100.0%
Restructuring charges	$7.6	$—	$7.6	100.0%
Floorplan interest expense	$26.4	$24.7	$1.8	7.1%
Other interest expense, net	$42.7	$33.4	$9.3	27.9%
Provision for income taxes	$44.0	$45.2	$(1.1)	(2.5)%

	Six Months Ended June 30,
	2025	2024	Increase/ (Decrease)	% Change
Depreciation and amortization expense	$58.0	$52.0	$6.0	11.5%
Asset impairments	$0.8	$—	$0.8	100.0%
Restructuring Charges	$18.7	$—	$18.7	100.0%
Floorplan interest expense	$53.3	$45.2	$8.1	18.0%
Other interest expense, net	$82.5	$62.7	$19.8	31.5%
Provision for income taxes	$83.8	$91.0	$(7.2)	(8.0)%
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
Asset Impairments
Asset impairments totaled $0.4 million in the Current Quarter and $0.8 million in the Current Year. During the Current Year, we recognized an impairment charge of $2.7 million associated with the termination of certain franchises in the U.K., partially offset by a $2.3 million gain recognized as a result of an increase in value during the Current Year of previously impaired assets held for sale.
Restructuring Charges
During the Current Quarter and Current Year, we incurred $7.6 million and $18.7 million of restructuring charges, respectively. Restructuring charges primarily consist of planned workforce realignment, strategic closing of certain facilities and systems integrations, among other efforts to increase operational efficiency and profitability in connection with the integration of the Inchcape Retail acquisition with our U.K. business.
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
Total floorplan interest expense during the Current Quarter increased $1.8 million, or 7.1%, as compared to the Prior Year Quarter. For the Current Year, floorplan interest expense increased $8.1 million, or 18.0%, as compared to the Prior Year. The increase in floorplan interest expense during the Current Quarter and Current Year was driven primarily by an increase in used vehicle inventories.
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
Other interest expense, net during the Current Quarter, increased $9.3 million, or 27.9%, as compared to the Prior Year Quarter. For the Current Year, other interest expense, net, increased $19.8 million, or 31.5%, as compared to the Prior Year. The increase in other interest expense, net during the Current Quarter and Current Year was primarily attributable to interest expense associated with the 6.375% Senior Notes issued in 2024, as well as additional interest expense attributable to other debt. Refer to Note 9. Debt within our Notes to Condensed Consolidated Financial Statements for additional discussion of our debt.
Provision for Income Taxes
Provision for income taxes of $44.0 million during the Current Quarter decreased by $1.1 million, or 2.5%, as compared to the Prior Year Quarter. For the Current Year, our provision for income taxes of $83.8 million decreased by $7.2 million, or 8.0%, as compared to the Prior Year. The tax expense decrease and the tax rate decrease in the Current Quarter and Current Year, as compared to the Prior Year Quarter and Prior Year, were primarily due to lower taxable gains on asset dispositions.
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
Available Liquidity Resources
We had the following sources of liquidity available (in millions):

June 30, 2025
Cash and cash equivalents	$52.7
Floorplan offset accounts	321.0
Available capacity under Acquisition Line	738.6
Total liquidity	$1,112.3

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
The following table reconciles cash flows on a U.S. GAAP basis to the corresponding adjusted amounts (in millions):

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities:	$410.3	$129.8
Change in Floorplan notes payable — credit facilities and other, excluding floorplan offset and net acquisitions and dispositions	(58.0)	195.7
Change in Floorplan notes payable — manufacturer affiliates associated with net acquisitions and dispositions and floorplan offset activity	(2.0)	(23.8)
Adjusted net cash provided by operating activities	$350.4	$301.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities:	$(371.3)	$(669.0)
Change in cash paid for acquisitions, associated with Floorplan notes payable	26.8	50.3
Change in proceeds from disposition of franchises, property and equipment, associated with Floorplan notes payable	(18.2)	(25.3)
Adjusted net cash used in investing activities	$(362.7)	$(644.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash (used in) provided by financing activities:	$(27.2)	$546.4
Change in Floorplan notes payable, excluding floorplan offset	51.2	(197.0)
Adjusted net cash provided by financing activities	$24.1	$349.4
Sources and Uses of Liquidity from Operating Activities — Six Months Ended June 30, 2025 Compared to 2024
For the Current Year, net cash provided by operating activities increased by $280.6 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash provided by operating activities increased by $48.7 million. The increase on an adjusted basis was primarily driven by a $46.7 million decrease in non-cash gain on disposition of assets, a $38.5 million decrease in accounts and notes receivable, partially offset by a $17.4 million decrease in net income.
Sources and Uses of Liquidity from Investing Activities — Six Months Ended June 30, 2025 Compared to 2024
For the Current Year, net cash used in investing activities decreased by $297.7 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash used in investing activities decreased by $281.4 million, primarily due to a $346.4 million decrease in acquisition activity and an $83.4 million decrease in escrow payments for acquisitions, partially offset by a $117.9 million decrease in proceeds from the disposition of franchises and property and equipment.

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
For the Current Year, $123.9 million was used to purchase property and equipment.
Sources and Uses of Liquidity from Financing Activities — Six Months Ended June 30, 2025 Compared to 2024
For the Current Year, net cash used in financing activities increased by $573.5 million, as compared to the Prior Year. On an adjusted basis for the same period, adjusted net cash provided by financing activities decreased by $325.3 million. The decrease in net cash provided by financing activities on an adjusted basis was primarily driven by decreases in net borrowings of real estate-related and other debt of $386.4 million, decreases in net borrowings on our U.S. Floorplan line of $213.8 million (representing the net cash activity in our floorplan offset account), and a $67.5 million increase in repurchases of common stock. These decreases were partially offset by a $346.1 million increase in net borrowings on the Acquisition Line.
Credit Facilities, Debt Instruments and Other Financing Arrangements
Our various credit facilities, debt instruments and other financing arrangements are used to finance the purchase of inventory and real estate, provide acquisition funding and provide working capital for general corporate purposes.
The following table summarizes the commitment of our credit facilities as of June 30, 2025 (in millions):

	Total Commitment	Outstanding	Available
U.S. Floorplan Line (1)	$1,750.0	$967.0	$783.0
Acquisition Line (2)	1,750.0	421.8	738.6
Total revolving credit facility	3,500.0	1,388.8	1,521.6
FMCC Facility (3)	200.0	153.2	46.8
GM Financial Facility (4)	348.1	173.6	174.5
Total U.S. credit facilities (5)	$4,048.1	$1,715.7	$1,742.8
(1) The available balance at June 30, 2025, includes $321.0 million of immediately available funds. The remaining available balance can be used for vehicle inventory financing.
(2) The outstanding balance of $421.8 million is related to outstanding letters of credit of $11.8 million and $410.0 million in USD borrowings. The available borrowings may be limited from time to time, based on certain debt covenant calculations, and as a result, the outstanding balance plus available borrowings may not equal the total commitment.
(3) The available balance at June 30, 2025, includes no immediately available funds. The remaining available balance can be used for Ford new vehicle inventory financing.
(4) The available balance at June 30, 2025, includes no immediately available funds. The remaining available balance can be used for General Motors new and loaner vehicle inventory financing.
(5) The outstanding balance excludes $651.1 million of borrowings with manufacturer-affiliates and third-party financial institutions for foreign and loaner vehicle financing not associated with any of our U.S. credit facilities.
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

As of June 30, 2025, we were in compliance with the requirements of the financial covenants under our debt agreements. We are required to maintain the ratios detailed in the following table:

	As of June 30, 2025
	Required	Actual
Total adjusted leverage ratio	< 5.75	2.72
Fixed charge coverage ratio	> 1.20	3.52
Based on our position as of June 30, 2025, and our outlook as discussed within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we believe we have sufficient liquidity and do not anticipate any material liquidity constraints or issues with our ability to remain in compliance with our debt covenants.
Refer to Note 9. Debt and Note 10. Floorplan Notes Payable within our Notes to Condensed Consolidated Financial Statements for further discussion of our debt instruments, credit facilities and other financing arrangements existing as of June 30, 2025.
Share Repurchases and Dividends
From time to time, our Board of Directors authorizes the repurchase of shares of our common stock up to a certain monetary limit. On November 12, 2024, our Board of Directors increased the share repurchase authorization to $500.0 million. During the Current Year, 401,649 shares were repurchased, at an average price of $416.62 per share, for a total of $167.3 million, excluding excise taxes of $1.1 million. As of June 30, 2025, we had $308.8 million available under our current share repurchase authorization.
During the Current Year, our Board of Directors approved an increase in the 2025 annual dividend rate to $2.00 per share, which represents an increase of 6%, or $0.12, as compared to the 2024 annual dividend rate of $1.88 per share. Consistent with this increase, a quarterly cash dividend of $0.50 per share on all shares of our common stock was approved during the Current Quarter, which resulted in $6.4 million paid to common shareholders and $0.1 million to unvested restricted stock award holders.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, at the reasonable assurance level.

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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2025, there were no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
President Donald Trump has issued a series of executive orders since taking office in January 2025, including executive orders regarding tariffs. Refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events, for additional information regarding these executive orders, including those related to tariffs.
On April 2, 2025, President Donald Trump signed an executive order setting a 10 percent baseline tariff on imports, with higher rates for countries running trade surpluses with the U.S. By April 9, 2025, a follow-up order paused most of the higher reciprocal tariffs for 90 days but kept the 10 percent baseline and raised Chinese tariffs. On July 7, 2025, President Donald Trump extended the tariff modifications through August 1, 2025. Public statements from members of the Trump Administration and President Donald Trump, himself, have indicated that negotiations are continuing with various foreign nations, although an extension of the tariff modification deadline beyond the August 1, 2025 deadline cannot predicted with certainty at this time.
On March 26, 2025, President Donald Trump signed a proclamation under Section 232 of the Trade Expansion Act imposing a 25 percent tariff on imported automobiles and certain automobile parts. As of July 24, 2025, the procedures required by the Secretary of Commerce to impose these tariffs have not yet been finalized or implemented.
While the possibility exists for delays, reductions or exemptions of the automotive and reciprocal tariffs, the potential impacts of the tariffs described above remain uncertain and may cause a significant impact on the price of our products as well as the future mix of and demand for vehicles provided by our manufacturers, as well as alter the mix of supply and demand for used vehicles. To the extent any such tariffs remain in place for a sustained period of time, or in the event a global or domestic recession results therefrom, the disposable income of our customers could be significantly reduced, which may result in our customers deciding to delay new or used vehicle purchases or vehicle maintenance and repairs, or forego them entirely, each of which could adversely affect our results of operations and financial condition. Additionally, reciprocal tariffs, tariffs on steel, aluminum, copper and other materials, and the elevated tariffs against China could negatively impact business or consumer sentiment, demand for our products, our manufacturers’ global supply chains, and the United States or global economy generally. Manufacturers’ supply chain dependencies and production facility locations vary (and planned facility locations may, in response to threatened tariffs and trade barriers, be changed), and as a result, certain manufacturers could be impacted more significantly by the imposition of tariffs than others.
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
None.
Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock repurchased by us during the Current Quarter:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1, 2025 — April 30, 2025	114,918	$387.39	114,918	$308.8
May 1, 2025 — May 31, 2025	—	$—	—	$308.8
June 1, 2025 — June 30, 2025	—	$—	—	$308.8
Total	114,918		114,918
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
As of June 30, 2025, we had $308.8 million available under our current share repurchase authorization. Our share repurchase authorization does not have an expiration date. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on share repurchases and authorization.
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
Fourth Amended and Restated Certificate of Incorporation of Group 1 Automotive, Inc. effective May 13, 2025 (incorporated by reference to Exhibit 3.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 14, 2025)

3.2	—
Fifth Amended and Restated Bylaws of Group 1 Automotive, Inc. effective May 13, 2025 (incorporated by reference to Exhibit 3.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed May 16, 2025)

4.1*	—
Fourth Supplemental Indenture and Subsidiary Guarantee to Indenture dated as of August 17, 2020, dated July 11, 2025, by and among Group 1 Automotive, Inc., the guarantors party thereto and Computershare Trust Company, N.A., as trustee

4.2*	—
Second Supplemental Indenture and Subsidiary Guarantee to Indenture dated as of July 30, 2024, dated July 11, 2025, by and among Group 1 Automotive, Inc., the guarantors party thereto and Computershare Trust Company, N.A., as trustee

10.1+	—
Thirteenth Amended and Restated Revolving Credit Agreement, effective May 30, 2025 (incorporated by reference to Exhibit 10.1 of Group 1 Automotive Inc.’s Current Report on Form 8-K (File No. 001-13461) filed June 3, 2025)

10.2*	—	Second Addendum to Master Loan Agreement dated effective May 19, 2025
31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (formatted in Inline XBRL and contained in exhibit 101)

*	Filed or furnished herewith
+	Exhibit omits certain immaterial schedules and exhibits pursuant to the provisions of Item 601(a)(5) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Group 1 Automotive, Inc.

Date:	July 24, 2025	By:	/s/ Daniel J. McHenry
Daniel J. McHenry
Senior Vice President and Chief Financial Officer